Form 10-K
period 1995-12-31
WINNERS ENTERTAINMENT INC
filed 1996-04-15
CIK 834162

================================================================================


                                  FORM 10-K

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                ANNUAL REPORT

        PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES ACT OF 1934

                          For the Fiscal Year Ended


                              DECEMBER 31, 1995


                         COMMISSION FILE NO. 33-22521


                         WINNERS ENTERTAINMENT, INC.

            (Exact name of registrant as specified in its charter)


         DELAWARE                                     IRS NO. 84-1103135
  State of Incorporation                          IRS Employer Identification

        1461 GLENNEYRE STREET, SUITE F, LAGUNA BEACH, CALIFORNIA 92651
                    Address of principal executive offices

                                 (714) 376-3010
               Registrant's telephone number, including area code

      Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act:
             Title of each Class: Common Stock $.00001 par value
       Name of each exchange on which registered: NASDAQ Stock Exchange

        Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes (X)   No ( )

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K of (Section 299.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.             ( )

        As of April 4, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $11,962,400.*

        As of April 4, 1996, the number of shares outstanding of the Registrant's Common Stock was approximately 17,323,399.

* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.


================================================================================

                              TABLE OF CONTENTS
                                    PART 1


ITEM  1  BUSINESS
           General ........................................................  1
           Acquisitions ...................................................  1
           Mountaineer Race Track and Resort ..............................  2
           Current Operations .............................................  4
           Improvement Plan and Expanded Operations .......................  7
           Business Strategy ..............................................  8
           Marketing ...................................................... 10
           Competition .................................................... 10
           Employees ...................................................... 11
           Regulation and Licensing ....................................... 11
           Discontinued Operations ........................................ 14
ITEM  2  PROPERTIES ....................................................... 16
           Gaming, Racing and Other Entertainment ......................... 16
           Oil and Gas .................................................... 16
           Equipment Leases ............................................... 16
           Office Lease ................................................... 16
ITEM  3  LEGAL PROCEEDINGS ................................................ 16
           Settled Litigation Involving Loss Contingencies ................ 16
           Pending Litigation ............................................. 18
           Threatened Litigation .......................................... 19
ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............. 20

                                   PART II

ITEM  5  MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS ................................ 20
ITEM  6  SELECTED FINANCIAL DATA .......................................... 21
ITEM  7  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ............... 22
           Results of Continuing Operations ............................... 22
           Results of Discontinued Operations ............................. 28
           Liquidity ...................................................... 28
           Liquidity and Sources of Capital ............................... 28
           Cash Flows ..................................................... 29
ITEM  8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................... 30
ITEM  9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE ......................... 30

                                   PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ............... 31
           Board of Directors ............................................. 31
           Compliance with Section 16(a) of the Exchange Act .............. 32
           Employment Agreements .......................................... 34
           Other Agreements ............................................... 35
           Compensation of Directors ...................................... 35
           Compensation Committee Interlocks and Insider Participation .... 35
ITEM 11  EXECUTIVE COMPENSATION ........................................... 32
ITEM 12  SECURITY OWNERSHIP OF CERTAIN
           BENEFICIAL OWNERS AND MANAGEMENT ............................... 36
ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................... 37

                                   PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES
           AND REPORTS ON FORM 8-K ........................................ 37

           SIGNATURES ..................................................... 40


ITEM 1.  BUSINESS

GENERAL

        Winners Entertainment, Inc. (the "Registrant") is a Delaware corporation incorporated in 1988. The Registrant, through wholly owned subsidiaries, owns and operates Mountaineer Race Track and Gaming Resort, a resort facility in West Virginia, and a working interest in proved oil and gas reserves in Michigan.

        The Registrant was incorporated in March 1988 under the name "Secamur Corporation," a wholly owned subsidiary of Buffalo Equities, Inc., and later "spun-off" through the sale of its stock to Buffalo Equities' stockholders in January 1989. In June 1989, the Registrant acquired through merger Pacific International Industries, Inc., which had been engaged in the contract security guard services business in Southern California since its inception in February 1987. Upon completion of the merger, the Registrant was renamed "Excalibur Security Services, Inc.," to reflect its new line of business. After operating unprofitably, the Registrant filed a voluntary petition for reorganization with the U.S. Bankruptcy Court for the Central District of California in December 1990, and became a Chapter 11 debtor-in-possession. The Bankruptcy Court approved the Registrant's sale of its security guard services business in May 1991, and confirmed the Registrant's plan of reorganization in December 1991. The plan authorized the Registrant to acquire, primarily, specified gaming and oil and gas businesses. Upon confirmation of the plan, the Registrant changed its name to "Excalibur Holding Corporation." In connection with Management's decision to operate as a gaming company, the Registrant was renamed "Winners Entertainment, Inc." in August 1993.

ACQUISITIONS

        Mountaineer Race Track & Gaming Resort - Chester, West Virginia

        Pursuant to a stock purchase agreement dated May 1992, the Registrant acquired all of the capital stock of Mountaineer Park, Inc. ("MPI"), a West Virginia corporation, in December 1992. MPI owns Mountaineer Race Track & Gaming Resort ("Mountaineer"), an entertainment complex and destination resort featuring thoroughbred racing, simulcast off-track racing, video lottery gaming, hotel, dining and lounge facilities, and outdoor activities including golf, swimming and tennis. Mountaineer is situated on a 606-acre site on the Ohio River at the northern tip of West Virginia's northwestern panhandle in Hancock County, approximately 40 miles south of Youngstown, Ohio and 35 miles west of Pittsburgh, Pennsylvania.

        Hotel-Casino Site - Cripple Creek, Colorado

        In January 1992, the Registrant acquired through merger all of the outstanding capital stock of SDR Corporation ("SDR"), a Nevada corporation owned in part by affiliates of the Registrant. A ten percent interest in SDR was subsequently issued to an individual who assisted SDR in acquiring its principal asset -- an option to purchase commercial lots in Cripple Creek, Colorado, some of which were zoned for hotels and gaming. After exercising the option in September 1992, the lots were eventually deeded back to the original owner in May 1993 when, due to the rapid saturation of the gaming market in Cripple Creek, Management determined that the lots were less attractive than originally assessed. Thereafter, SDR became inactive until it was formally dissolved in March 1996.

        Golden Palace Casinos - Oklahoma Indian Gaming Contract

        In October 1992, the Registrant acquired all of the outstanding capital stock of Golden Palace Casinos, Inc. ("GPC" and "Golden Palace"), a Minnesota corporation organized to manage casinos on Indian reservations. Although Golden Palace had no significant operations at the time of the acquisition, it held, through a wholly owned subsidiary, a contract, to manage a casino planned for an Indian reservation in Oklahoma, subject to the satisfaction of certain conditions. Shortly after the acquisition of Golden Palace, the West Virginia Lottery Commission advised Management that, as a condition to licensing of the Registrant's then-proposed video lottery operations at Mountaineer, the Registrant could not engage in Indian gaming activities. Consequently, in December 1992, the Registrant sold the subsidiary holding the management contract and agreed to not otherwise engage in Indian gaming activities as long as it conducted video lottery operations in West Virginia. Notwithstanding the sale of the management contract, the acquisition of Golden Palace, which had substantial cash on hand, provided the Registrant with sufficient funds to complete the acquisition of all of the outstanding capital stock of Mountaineer Park, Inc., as described below.

        Riverboat Casino Site - Tunica, Mississippi

        In March 1993, the Registrant acquired an 80% interest owned by M&R Investment Company in a joint venture which held a long-term ground lease for a riverboat gaming development site in Tunica, Mississippi. The Registrant subsequently acquired the remaining 20% interest in the joint venture from Regal Casinos, Inc. In July 1993, the Registrant agreed to form a joint venture with Las Vegas Entertainment Network ("LVEN") and BP, Ltd. to develop the Tunica project. The joint venture agreement called for contributions of the ground lease by the Registrant, working capital for initial development by LVEN, and construction and opening financing and investment banking services by BP, Ltd. Later in 1993, the Registrant and LVEN agreed to merge in a stock-for-stock transaction. Neither the joint venture nor the merger with LVEN was consummated as a result of disagreements over how to develop the Tunica site, and pursuant to a settlement agreement reached in February 1994, the Registrant sold its interest in the Tunica site to LVEN.

        Oil and Gas Interests - Michigan and Ohio

        In January 1992, the Registrant also acquired certain oil and gas interests which have since been, or are in the process of being divested pursuant to the Registrant's plan of orderly liquidation adopted in March
1993. Except for the limited resources required to prepare its remaining oil and gas interests for orderly liquidation, the Registrant has focused substantially all of its resources on Mountaineer. (For discussion of the Registrant's oil and gas acquisitions and plan of orderly liquidation, see Item 1 -- "Discontinued Operations," Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Discontinued Operations" and Notes 1 and 10 of "Notes to Consolidated Financial Statements").

MOUNTAINEER RACE TRACK & GAMING RESORT

        Racetrack Facilities

        Mountaineer offers horse racing before expansive clubhouse and grandstand viewing areas with enclosed seating for year-round racing. The track also conducts simulcast thoroughbred and greyhound racing from other prominent racetracks. Mountaineer's main racetrack consists of an oval dirt track approximately one mile in length. Inside the main track is a natural turf (grass) track measuring seven furlongs or 7/8 of a mile. The racetrack is equipped with two chutes for races of lengths from 4 1/2 furlongs to over one mile. The racetrack buildings consist of the clubhouse and grandstand which provide glass-enclosed stadium and box seating for approximately 770 and 2,850 patrons, respectively. The buildings are each three-stories and are connected by an enclosed walkway. Live and simulcast racing can be viewed by approximately 1,200 dining patrons in two restaurants located in the clubhouse and grandstand. In addition to seating areas, the grandstand covers approximately 57,000 square feet of interior space on the main and mezzanine levels containing 42 parimutuel windows and four food and beverage concession stands. The clubhouse covers approximately 25,000 square feet of interior space containing 22 parimutuel windows. The grandstand has an indoor stage with a seating capacity of approximately 2,240, and has been the site of several nationally televised boxing matches. The racetrack apron, which is accessible from both buildings provides racing fans with up-close viewing of horses entering the racetrack and crossing the finish line. The stable area accommodates approximately 1,250 horses and is located adjacent to the main track. Mountaineer's racetrack parking lots have a combined capacity for over 2,900 vehicles. The racetrack parking admission fee is $1.50.

        Lodge Facilities

        The Mountaineer Lodge is a two-story facility which overlooks the golf course at Mountaineer's main entrance on West Virginia State Route 2. The Lodge offers 101 rooms, including 50 standard rooms (one double bed), 46 superior rooms (two double beds), 5 king rooms and suites. The Mountaineer Lodge Dining Room seats 125 patrons for casual dining overlooking the golf course. In 1995, in response to increased patronage of the off-track betting, video lottery gaming, dining and bar facilities located at the Lodge, the Registrant expanded its 5,000 square foot Speakeasy Gaming Saloon with an 8,000 square foot addition. Capacity of the Speakeasy Gaming Saloon now stands at 750. Extensive off-track wagering facilities continue to be maintained at the Speakeasy Gaming Saloon. Lodge parking lots have a combined capacity for approximately 370 vehicles.

        Video Lottery Facilities

        In addition to live and simulcast parimutuel wagering, Mountaineer offers video lottery gaming through 800 video lottery terminals ("VLTs") located in the racetrack clubhouse and grandstand and Lodge. Mountaineer introduced 400 new state-of-the-art VLTs in September 1994, replacing 165 older machines operated since December 1992, and subsequently placed an additional 400 VLTs into operation in June 1995. The racetrack houses 400 of the VLTs in its Riverside Gaming Terrace on the second floors of the clubhouse and grandstand, and the Lodge offers the remaining 400 VLTs in the Speakeasy Gaming Saloon, Derby Room and Iron Horse Lounge. Unlike the replaced machines, each of the new VLTs allows a player to select from several game themes, including up to five versions of draw poker and one version each of blackjack and keno, and also which cards to hold while playing draw poker. The Registrant is currently authorized to install up to 200 more VLTs.

        Recreational Facilities

        Mountaineer offers a par three nine-hole "executive" golf course, three tennis courts, a volleyball court, a basketball court, two swimming pools and two children's swimming pools. These facilities are made available for use by Lodge guests and the general public at specified daily or seasonal fee rates.

        Trailer Park

        Located across West Virginia State Route 2 from the Lodge and the entrance to Mountaineer, the Registrant maintains a trailer park consisting of 61 individual lots on approximately 11.5 acres. The lots are rented for fixed monthly fees, mostly to individuals who are employed by Mountaineer in racing operations. The Registrant is responsible for maintenance of the road and grounds, refuse removal and providing water and sewage hook-ups. The tenants pay all utility expenses.

        Development Land

        Mountaineer owns, as part of its 606 acre site, a 375 acre tract that is currently undeveloped. The acreage is located directly across West Virginia State Route 2 from the Lodge and racetrack main entrance.

CURRENT OPERATIONS

        The Registrant's operating revenues at Mountaineer are derived principally from its racing and video lottery operations, and, to a lesser extent, its lodge and food and beverage operations. Additional revenues are generated from greens fees and other recreational facilities fees.

        Racing Operations

        The Registrant is subject to annual licensing requirements established by the West Virginia Racing Commission (the "Racing Commission"), the Registrant's license was renewed in December 1995, through December 1996.

        The Registrant's revenue from racing operations is derived mainly from commissions earned on parimutuel wagering on live races held at Mountaineer and on races conducted at other "host" racetracks and broadcast live (i.e., import simulcast) at Mountaineer. In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds.
The dollars wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a "take-out" or gross commission, from which the racetrack pays state and county taxes and racing purses. The Registrant's parimutuel commission rates are fixed as a percentage of the total handle or amounts wagered. With respect to Mountaineer's live racing operations, such percentage is fixed by West Virginia law at three levels, 17.25%, 19% and 25%, depending on the complexity of the wager. The lower rate applies to wagering pools involving only wins, place and show wagers while the higher rates apply to pools involving wagers on specified multiple events, such as trifecta, quinella and perfecta wagers. With respect to simulcast racing operations, Mountaineer generally has opted to apply the commission rates imposed by the jurisdictions of the host racetracks, as it may do with the consent of the Racing Commission. Such rates vary with each jurisdiction and may be more or less favorable than the live racing commission rates. Out of its gross commissions, Mountaineer is required to distribute fixed percentages to its fund for the payment of regular purses (the "regular purse fund"), the State, Hancock County and, with respect to commissions derived from simulcast operations, Mountaineer's employee pension plan fund. After deducting state and county taxes and, with respect to simulcast commission, simulcast fees and expenses and employee pension plan contributions, approximately one-half the remainder of the commission is payable to the regular purse fund.

        Mountaineer also receives the "breakage," which is the odd cents by which the amounts payable on each dollar wagered in a parimutuel pool exceeds a multiple of ten cents. Breakage from simulcast wagers is generally allocated proportionately between the host racetrack and Mountaineer on the basis of the amounts wagered at their respective facilities.

        Video Lottery Operations

        The Registrant is subject to annual licensing requirements as set forth by the West Virginia Lottery Commission (the "Lottery Commission"). The Registrant's license was renewed in June 1995 through June 1996.

        The Registrant derives revenue from the operation of video lottery games in the form of net win on the gross terminal income, or the total cash deposited into a video lottery machine less the value of credits cleared for winning redemption tickets. Pursuant to the Video Lottery Act, the Registrant's commission is fixed at 47% of the net win after deducting an administration fee of up to 4% of gross terminal revenues first paid to the State of West Virginia.

        The VLTs are leased under a master lease agreement which requires the Registrant to insure the machines for their full replacement value, pay any taxes, insurance and maintenance expenses and, upon the expiration of the lease, allows the Registrant to purchase the VLTs at fair market value. Monthly payments for the first 400 terminals were $72,378 from September 1994 through December 1995, and monthly payments for the second 400 terminals were $0 for the first six months after installation in late June 1995. The Registrant accrued monthly lease expense of $70,743 during this deferral period of July through December 1995. On March 26, 1996, the master lease agreement was amended to reflect a new monthly consolidated payment schedule as follows: (i) $0 in December 1995, January 1996 and February 1996, (ii) $119,471 in March and April 1996, (iii) $183,176 from May through October 1996, and (iv) 119,471 from November 1996 through January 1999. In addition, the Registrant is obligated to make interest payments from March through October 1996 at the rate of 15% of the past due periodic rental payments under the master lease agreement, a total interest obligation of $26,278.

        In 1995, the Lottery Commission approved the linking of VLTs to enhance the amount that could be won on any single play of any single terminal within the linked group. The Lottery Commission also approved nominal payout percentages for this gaming option, commonly referred to as "progressives," of up to 95%. The Registrant expects to link approximately half of its video lottery terminals into several progressive playing groups located in the Riverside Gaming Terrace at the racetrack and the Speakeasy Gaming Saloon at the Lodge. Mountaineer's VLT supplier is actively working on the development of progressive gaming software for the Registrant's existing VLTs. Management's target date for implementation of progressive gaming play is the third quarter of 1996, although there can be no assurance that progressive games will be successfully implemented by that date or at all.

        In March 1996, the West Virginia legislature approved the usage of video game themes depicting symbols on reels, commonly referred to as "line games" or "slot games." The Registrant's video lottery terminal supplier is actively working on the development of slot game software to be installed in 400 of Mountaineer's existing VLTs. Management's target date for the implementation of slot games is July 1996, although there can be no assurance that slot game software will be successfully installed by that date, if at all.

        Management of Video Lottery Operations

        American Gaming & Entertainment, Ltd. ("AGEL," formerly named Gamma International, Ltd.) was engaged by the Registrant pursuant to a June
1994 management agreement (the "Management Agreement") to provide management services for video lottery and other gaming activities at Mountaineer permitted under West Virginia law, other than its parimutuel horse racing operations (the "Permitted Activities"). Under the

Management Agreement, AGEL was entitled to receive a management fee of 3% of the gross revenues of the Permitted Activities. In addition, AGEL was entitled to receive 8% of the earnings before interest, taxes, depreciation and amortization of all businesses conducted at or, in the case of off-track betting, generated as a result of the operations at Mountaineer, including the Permitted Activities and all parimutuel horse racing operations.

        The Registrant's Management Agreement with AGEL was suspended pursuant to a Stay Agreement effective June 30, 1995 until such time as the Registrant's construction loan lender, Bennett Management and Development Corporation ("Bennett") complied with certain requirements of the Lottery Commission. In July 1995, AGEL assigned its right to conduct business with Mountaineer to American Newco, Inc., a company owned by two officers and shareholders of AGEL. Simultaneously, American Newco, Inc. entered into a Consulting Agreement with MPI to provide consulting services in connection with Mountaineer's video lottery operations at the rate of $10,000 per month, subject to increases of up to $10,000 per month for possible additional services to be provided through March 17, 1997. Fees under this Consulting Agreement are substantially less than those which would have been paid under the original Management Agreement. The agreements provide that if the Stay Agreement or the Consulting Agreement are terminated in accordance with certain specified contingencies, the Management Agreement will also terminate. However, the agreements also provided that if Bennett should fulfill certain requirements of the Lottery Commission and declare not earlier than January 1, 1996 that it will continue as lender to MPI on a permanent basis, then the Management Agreement will be reinstated prospectively.

        The personal involvement of the two shareholders of American Newco, Inc. in the consulting activities is a material element of the Consulting Agreement. Similarly, the personal involvement of Mr. Al Luciani with AGEL is a material element of the Management Agreement. Since August 1995, neither shareholder has provided such services for American Newco and Mr. Luciani has left the employ of AGEL. Management believes that there has been a material failure of performance under each agreement and, as a result, the Registrant has paid no consulting fees to American Newco, Inc. since that time. Although there can be no assurance, Management believes that the Management Agreement will not be reinstated. On March 28, 1996 the SEC filed suit against The Bennett Funding Corporation, the parent of Bennett and an affiliate of a major shareholder of AGEL, seeking a financial judgment and civil penalties for actions that are unrelated to Bennett's lending activities to Mountaineer in West Virginia. Also named in the suit was Patrick Bennett, Chief Executive Officer of Bennett, the Registrant's construction lender. Management does not believe that these recent developments will have a material negative impact on the Registrant's licenses or financing efforts.

        Racetrack Food and Beverage Operations

        The clubhouse restaurant is open 220 days annually on live race days, and offers seating for 650 customers with full lunch and dinner menus and a buffet. Clubhouse customers include racing fans, local residents and private social groups. Beverages and cocktails are also available in the clubhouse at the Riverside Gaming Terrace bar, which services video lottery players as well as racing fans. The grandstand's Man o' War restaurant offers a buffet primarily for bus and riverboat excursion tour and charter groups and is open approximately 140 days annually. Renovation and expansion were completed in March 1995 increasing dining capacity of the Man o' War from 230 to 550.
Closed circuit television monitors displaying Mountaineer's live and simulcasted races are provided at every table in both the Clubhouse and Man o' War Restaurants for the convenience of racing fans. The racetrack food and beverage facilities are intended to complement the entertainment experience for racing fans and video lottery players and, therefore, are designed to offer familiar menus with moderate pricing in a comfortable atmosphere.

        Lodge Operations

        Mountaineer Lodge customers principally include local residents and business travelers visiting nearby steel plants and other businesses on week days, with a larger number of recreational customers from non-local markets on weekends. Occupancy rates and room rates for the 12 months ended December
1995 and 1994 averaged 45% and 46%, and $47 and $34, respectively. Lodge facilities also include the Mountaineer Lodge Dining Room, which seats 125 patrons for casual dining overlooking the golf course. Food and beverages are also available at the lodge in the Speakeasy Gaming Saloon and the Iron Horse Lounge. Table and barstool seating is available in the Speakeasy Gaming Saloon and the Iron Horse Lounge for the video lottery gaming and off-track wagering patrons accommodated there. The Lodge and its food and beverage operations are operated in combination with its entertainment facilities and is utilized principally to increase racing attendance and video lottery play. Accordingly, the Registrant maintains inexpensive room rates.

IMPROVEMENT PLAN AND EXPANDED OPERATIONS

        Since its acquisition in December 1992, the Registrant has been engaged in an ongoing effort to renovate and, more recently, enhance and expand Mountaineer, which was first opened in 1951. Prior to West Virginia's adoption of the Video Lottery Act in March 1994, the Registrant completed certain renovations necessary to maintain the clubhouse and lower grandstand areas, including upgrades to the plumbing and electrical systems, the installation of new furniture and finishes and the redesign of the grandstand parimutuel (wagering) windows. These improvements were made during 1993.

        In 1994, the Registrant commenced its capital improvement program, designed to upgrade and expand Mountaineer's existing facilities to a level which would allow its marketing as an upper scale gaming and racing destination resort.

        In 1994 and 1995, Mountaineer invested $8.9 million in building improvements, furnishings, fixtures and equipment suitable for large scale gaming activities in its race track grandstand and clubhouse, and an additional $591,000 to convert a portion of existing lodge space to gaming areas. In response to increased patronage at its lodge gaming areas, Mountaineer embarked upon an 8,000 square foot expansion to the Lodge video lottery facilities in 1995. At December 31, 1995, Mountaineer operated the Riverside Gaming Terrace in the racetrack clubhouse and grandstand facilities, with 400 video lottery terminals arranged on either side of a central lounge and hallway. The Speakeasy Gaming Saloon is the primary gaming venue in the Lodge building, with 380 video lottery terminals in operation, including 39 in a non-smoking location. A separate lounge area adjacent to the Lodge restaurant contains 20 additional terminals. Areas in the Riverside Gaming Terrace and Speakeasy Gaming Saloon suitable for the addition of 200 VLTs were constructed in 1995, and the ancillary facilities necessary to efficiently operate these additional VLTs are already in place.

        Mountaineer has expanded its off-track betting facilities in both the racetrack and lodge locations. In 1994 and 1995, the Registrant invested $1.9 million in two track-side restaurants offering seating for 1,200 racing patrons, with new 13-inch television monitors located at each table, and a total of 32 overhead monitors with 40-inch screens. A simulcast control center is located in the clubhouse restaurant, which also offers video and graphic overlay capabilities. This system enables the Registrant to promote upcoming events and Mountaineer's other entertainment facilities, as well as the day's live and off-track racing schedule. In 1995, Mountaineer completed the renovation of its Lodge off-track betting facility, offering seating for 198 patrons in the Speakeasy Gaming Saloon. The Lodge simulcasting facility is served by twenty-four 40-inch television monitors, as well as a 15-foot projection screen. The Registrant currently has available 64 mutuels windows in the racetrack facility and 6 windows in the Lodge Speakeasy Gaming Saloon, to be supplemented by self-activated portable betting terminals in 1996 and beyond.

        The Registrant also created a boxing arena and entertainment stage, which it has integrated into the grandstand seating. The stage is an integral component of the Registrant's efforts to expand Mountaineer's customer base by offering new, complementary forms of entertainment. Mountaineer has hosted five boxing events since December 1994, including nationally televised bouts on ESPN and USA Cable. Mountaineer paid fixed fees and provided certain lodging at no charge to the event promoters. Mountaineer retained all proceeds from ticket sales, food and beverage sales and program sales. Management intends to engage in similar events to increase public awareness and to thereby help to increase future attendance at Mountaineer.

        The Lodge lobby and reception area were renovated in 1994, followed by restoration of 41 guest rooms damaged by fire and a general renovation and upgrade of the 60 remaining guest rooms and common areas in 1995.

        Remaining components of the improvement plan scheduled for completion in 1996 consist of enhancements to the Speakeasy Gaming Saloon, parking lot expansion and general paving. The cost of these improvements is not expected to exceed $1.5 million.

BUSINESS STRATEGY

        The Registrant's business strategy is to increase revenues in all areas of operations through the promotion and expansion of its video lottery business and the enhancement of its racing and entertainment facilities.

        Develop and Market Mountaineer as Diversified Entertainment Facility

        The Registrant believes that the Mountaineer racetrack facility has not performed to its potential in the past because it was utilized primarily to conduct parimutuel racing, thereby limiting the facility's customer base and under-utilizing its sizable infrastructure during non-racing times. The expansion of video lottery operations and the introduction of bingo for local senior groups and boxing events at Mountaineer has begun to remedy these effects. Management believes that the addition of such improvements and programs to those already completed, will provide the right product mix to attract an increasing number of visitors and more efficiently use Mountaineer's facilities during non-racing times. It is anticipated that the resulting benefits will be shared by parimutuel, as well as video lottery and other entertainment operations, since patrons who traditionally do not visit horse racetracks may be, once at Mountaineer, more inclined to wager on racing. In addition, because a significant percentage of revenues from video lottery operations must be contributed to the racing purse fund, as video lottery revenues increase, so will the size of purses. Management believes that this will have the effect of attracting better quality racehorses, further enhancing Mountaineer's appeal to traditional horse racing fans who are largely responsible for Mountaineer's parimutuel revenues.

        Expand Video Lottery Operations

        The Registrant intends to expand its video lottery operations by adding up to 200 VLTs which were authorized by the Lottery Commission in 1995. The Registrant believes that its video lottery revenues will continue to increase with the installation of new machines, the implementation of progressives and video slot games, and the implementation of its expanded marketing plan. With its current involvement in video lottery gaming and parimutuel racing, its substantial infrastructure and grounds, and the attractive location of its facility, Mountaineer is positioned to take advantage of any future forms of gaming which may be legalized in West Virginia.

        Relocate Off-Track Wagering

        The Registrant recently relocated its primary simulcasting operations to the Speakeasy Gaming Saloon at the Lodge. Management believes that by exposing video lottery patrons to simulcast and live racing, new racing fans can be developed, thereby increasing parimutuel operations. The expanded clubhouse simulcast facilities are also expected to create additional excitement and increase the level of activity at the racetrack on live race days.

        Improve Live Racing Product and Commence Export Simulcasting Outside Hub Area

        The Registrant's ability to attract attendance at Mountaineer and wagering on its live races is dependent, in part, upon the quality of the horses racing at Mountaineer. Horse races at racetracks competing with Mountaineer, and at the racetracks from which Mountaineer receives import simulcasts, have often been of higher quality than Mountaineer's horse races, thereby attracting a larger volume of wagering and higher average wagers at Mountaineer. Beginning in October 1994, Mountaineer has been able to attract better quality horses by paying incrementally higher purses. The increased purses reflect an increase in the minimum daily purses guaranteed pursuant to the Registrant's agreement with the horsemen. Management's ability to increase further the size of purses will depend on increased video lottery operations and, to a lesser extent, expanded simulcast racing operations. The Registrant anticipates that it will be able to continue increasing purse sizes to levels attractive to owners of mid-level quality or better racehorses.

        Management also expects to sponsor several stakes races in 1996, with purses of up to $100,000 per race. In September 1995, Mountaineer sponsored the West Virginia Breeders' Classics stakes races, with purses totaling $330,000 funded by state-wide video lottery tax revenue. Mountaineer broadcast the stakes races to a number of other racetracks around the country, and intends to simulcast its regular card of live races within the next year. Wagering handles from participating racetracks are commingled with Mountaineer's on-site wagering handle when it exports its simulcast signal.

        Commence Export Simulcasting Outside Hub Area

        Export simulcasting is a highly desirable source of revenue because the direct costs associated with such operations are relatively low. The Registrant believes that the higher average purses anticipated from video lottery contributions will improve the quality of races to other racetracks, off-track betting facilities, casinos and other gaming establishments once it has completed its improvement plan. In order to make its races more attractive to simulcast outlets, the Registrant anticipates that it will experiment with different post times, possibly adopting more evening racing days which are preferable because they do not compete with live racing conducted by host tracks.

        Increasing Import Simulcasting

        The Registrant intends to increase the number and quality of races it makes available for wagering by simulcasting additional out-of-state races. Although Management does not anticipate that it will increase the number of import signals it can receive simultaneously, it will increase the number of races displayed with each available signal. In May 1995, Mountaineer introduced off-track greyhound racing, and has since offered thoroughbred and/or greyhound import simulcasting 7 days per week.

Because operating expenses associated with simulcast racing are generally lower than those associated with live racing, Management believes that increases in the levels of simulcast wagering would result in greater operating profits than similar increases in live racing levels.

MARKETING

        Mountaineer's primary market includes 4 million persons of gaming age who reside within a one-hour drive, or approximately 50 miles, of the facility including the population centers of Pittsburgh, Pennsylvania, Youngstown/Warren and Akron/Canton, Ohio, and Wheeling, West Virginia. A secondary market of 3.4 million persons of gaming age reside within a two-hour drive, including Cleveland, Ohio and Morgantown, West Virginia. Both markets have an average household income of approximately $26,000.

        The Registrant has adopted and is in the process of implementing a comprehensive marketing program to capitalize on Mountaineer's recently expanded gaming facilities to create a larger and more loyal customer base.
The program includes (i) the Players Club, a player rating and tracking system designed to reward qualified play through the issuance of reward certificates which are redeemable for food and beverages, merchandise and other services,
(ii) entertainment programming featuring boxing and other special events, (iii) attractive food and beverage pricing, (iv) comprehensive advertising, and (v) a bus program. Some features of the program are subject to approval by the Lottery Commission. Prior to the formulation of the new marketing program, the Registrant's marketing efforts consisted of limited television, radio and print advertising and promotional events tied to major holidays or horse racing events.

COMPETITION

        Mountaineer's principal direct competitors are Wheeling Downs, located approximately 40 miles to the south in Wheeling, West Virginia and Thistledown, located approximately 85 miles to the northwest in Cleveland, Ohio. Wheeling Downs conducts parimutuel greyhound dog racing and video lottery gaming. Thistledown conducts parimutuel thoroughbred horse racing but not video lottery. Other than Wheeling Downs and Thistledown, there are currently no facilities offering competitive parimutuel live thoroughbred or video lottery gaming within a 100-mile radius of Mountaineer. As a result, although there are facilities located more than 100 miles away, Management does not believe that such other facilities compete with Mountaineer for a significant segment of its target customer base (although they do compete to some extent for quality racehorses). In addition, none of those facilities, all of which are located in Pennsylvania and Ohio, are currently licensed to offer video lottery gaming. Moreover, the one facility in West Virginia, other than Mountaineer and Wheeling Downs, offering video lottery is located in the central part of the state and, as a result, does not compete with Mountaineer for customers. However, the Registrant does compete with statewide lotteries in West Virginia, Pennsylvania and Ohio, off-track wagering in Pennsylvania and other entertainment options available to consumers, including live and televised professional and collegiate major sports events. The Registrant will also compete with off-track wagering in Ohio, if implemented as proposed.

        The Registrant is attempting to attract patrons by promoting Mountaineer as a complete entertainment complex and destination resort offering a unique combination of quality racing, video lottery wagering, dining, special events and other entertainment options, all in a physically attractive setting which is easily accessed with ample on-site parking. To the extent that Pennsylvania or Ohio legalize any forms of casino gaming, the

Registrant's video lottery operations will compete with new gaming facilities located within driving distances from Mountaineer's geographic market. Such facilities may offer more gaming machines than Mountaineer as well as forms of gaming not available in West Virginia. There is no assurance that such any of such forms of competition will develop, however, Management believes that the development of Mountaineer into a complete entertainment complex is necessary in order to compete with casino gaming, if any, introduced in neighboring jurisdictions.

EMPLOYEES

        As of April 1, 1996, approximately 400 full-time persons and 150 part-time persons were employed at Mountaineer, of whom approximately 70 were represented by a labor union under a collective bargaining agreement. As of April 1, 1996, the Registrant also employed one part-time person in its oil and gas operations in Ada, Michigan and, in addition to Management, one person, at its corporate offices in Laguna Beach, California. The Registrant believes that its employee relations are good.

REGULATION AND LICENSING

        Racing

        The Registrant's horse racing operations are subject to extensive regulation by the Racing Commission, which is responsible for, among other things, granting annual licenses to conduct race meets, approving simulcasting activities and establishing and regulating wagering procedures, minimum purses, post times, and other matters. When granting licenses the Racing Commission has the authority to determine the dates on which Mountaineer may conduct races. In order to conduct simulcast racing, Mountaineer is required under West Virginia law to hold a minimum of 220 live race days each year. Mountaineer was granted a license to conduct 220 live race days for its 1996 meet.

        West Virginia law requires that at least 80% of Mountaineer's employees must be citizens and residents of West Virginia and must have been such for at least one year. In addition, certain activities, such as simulcasting races, require the consent of the representatives of the majority of the horse owners and trainers at Mountaineer.

        Mountaineer's revenues from live racing operations are derived substantially from its parimutuel commissions, which are fixed by the State of West Virginia as percentages of Mountaineer's wagering handles. The West Virginia legislature could change these percentages at any time, although the Registrant is not aware of any current proposal to do so.

        The Registrant's simulcast activities that occur outside of West Virginia could be subject to regulation of other state racing commissions, as well as the provisions of the Federal Interstate Horse Racing Act of 1978, which prohibits Mountaineer from accepting off-track wagering on simulcast racing without the approval of the Racing Commission and, subject to certain exceptions, of any other currently operating track within 60 miles, or if none, of the closest track in any adjoining state.

        Video Lottery

        The operation of video lottery games in West Virginia is subject to the Video Lottery Act. Licensing and regulatory control is provided by the Lottery Commission.

        Prior to the adoption of the Video Lottery Act in March 1994, the Registrant conducted video lottery gaming under the West Virginia State Lottery Act pursuant to an agreement with the Lottery Commission which authorized the Registrant to operate video lottery machines at the racetrack and Lodge as part of a video lottery pilot project. Under the terms of the agreement, the Registrant retained ownership or control of the video lottery machines and other equipment it provided for use in video lottery gaming. In March 1993, the Attorney General of West Virginia issued an opinion that, under the West Virginia Constitution, video lottery machines could not be privately owned. As a result of the Attorney General's opinion, the Registrant was unable to renew its agreement with the Lottery Commission, which was scheduled to expire in June 1993. In October 1993, the Supreme Court of Appeals of West Virginia found that the legislature had not adequately defined and authorized video lottery gaming and, as a result, the Lottery Commission's authorization of video lottery gaming at Mountaineer was invalid. The court's order was to become effective in late November 1993, at which time video lottery gaming at Mountaineer would have had to terminate. However, the court stayed its order pending consideration and passage of satisfactory video lottery legislation. The subsequent adoption of the Video Lottery Act has not been contested in or otherwise addressed by the court or any other West Virginia court.

        Under the Video Lottery Act, only parimutuel horse or dog racing facilities that were licensed by the Racing Commission prior to January 1, 1994 and that conduct at least 220 live racing dates for each dog or horse race meeting, or such other number as may be approved by the Racing Commission, are eligible for licensure to operate video lottery games. There are four racing facilities in West Virginia (two horse racing and two dog racing) including Mountaineer, three of which satisfy the eligibility requirements of 1995. The conduct of video lottery gaming by a racing facility is subject to the approval of voters of the county in which such facility is located. If such approval is obtained, the facility may continue to conduct racing activities unless the matter is resubmitted to the voters pursuant to a petition by at least 5% of the registered voters, who must wait at least five years to bring such a petition. If approval is denied, another election on the issue may not be held for a period of two years. Video lottery gaming was approved in Hancock County, the location of Mountaineer, on May 10, 1994.

         In order to qualify as a "video lottery game," as the term is defined under the Video Lottery Act, a game must, among other things, be a game of chance which utilizes an interactive electronic terminal device allowing input by an individual player and is not based on any of the following game themes; roulette, dice, baccarat card games or games having a video display depicting symbols which appear to roll on drums to simulate classic casino slot machines. Moreover, video lottery machines must meet strict hardware and software specifications, including minimum and maximum pay-out requirements, and must be connected to the Lottery Commission's central control computer by an on-line or dial-up communications systems. Only machines registered with and approved by the lottery Commission may offer video lottery games.

         Under the Video Lottery Act, racetracks that conduct video lottery gaming, as well as persons who service and repair video lottery machines and validation managers (persons who perform video lottery ticket redemption services) are required to be licensed by the Lottery Commission. The licensing application procedures are extensive and include inquiries into and an evaluation of the character, background (including criminal record, reputation and associations) and business ability and experience of an applicant and the adequacy and source of the applicant's financing arrangements. In addition, a racetrack applicant must hold a valid racing license, have an agreement regarding video lottery revenues with the representatives of the majority of the horsemen, the parimutuel clerks and the breeders for the racetrack and post a bond or irrevocable letter of credit in such amount as the Lottery Commission shall determine. Finally, no license will be granted until the Lottery Commission determines that each person who has "control" of an applicant meets all of the applicable licensing qualifications. Persons deemed to have control of a corporate applicant include: (i) any holding or parent company or subsidiary of the applicant who has the ability to elect a majority of the applicant's board of directors or to otherwise control the activities of the applicant; and (ii) key personnel of an applicant, including any executive officer, employee or agent, who has the power to exercise significant influence over decisions concerning any part of the applicant's business operations. The Registrant's license application was approved by the Lottery Commission in June 1995. From March 1994 until such approval, the Registrant conducted video lottery gaming under a provision of the Video Lottery Act that permitted any racetrack authorized by the Lottery Commission to conduct video lottery gaming prior to November 1, 1993 to continue to do so for a limited time without additional licensure.

        Licenses granted by the Lottery Commission must be renewed on July 1 of each year. A license to operate video lottery games is a privilege personal to the license holder and, accordingly, is non-transferable. In order for a license to remain in effect, Lottery Commission approval is required prior to any change of ownership or control of a license holder. Unless prior approval of the Lottery Commission is obtained, the sale of five percent or more of the voting stock of the license holder or any corporation that controls the license holder or the sale of a license holder's assets (other than in the ordinary course of business), or any interest therein, to any person not previously determined by the Lottery Commission to have satisfied the licensing qualifications voids the license.

        Once licensed, a racetrack has the right to install and operate up to 400 video lottery machines and may operate more than 400 machines only upon Lottery Commission approval. The Registrant has received approval to operate a total of 1,000 machines.

        Video Lottery machines may only be operated in the areas of the racetrack where parimutuel wagering is permitted; provided, however, that if a racetrack was authorized by the Lottery Commission prior to November 1, 1993 to operate video lottery machines in another area of the racetrack's facilities, such racetrack may continue to do so as long as there is one video lottery machine in the parimutuel wagering area for each machine located in another area of the racetrack. Accordingly, the Registrant may continue to operate video lottery machines at the Lodge, providing there are at least as many machines located at Mountaineer's racetrack.

        The Video Lottery Act imposes extensive operational controls relating to, among other matters, security and supervision, access to the machines, hours of operation, general liability insurance coverage and machine location. In addition, the Video Lottery Act prohibits the extension of credit for video lottery play and requires Lottery Commission approval before any video lottery advertising and promotional activities are conducted. The Video Lottery Act provides for criminal and civil liability in the event of specified violations.

        All revenues derived from the operation of video lottery games must be deposited with the Lottery Commission to be shared in accordance with the provisions of the Video Lottery Act. Under such provisions, each racetrack must electronically remit to the Lottery Commission its "gross terminal income" (total cash deposited into video lottery machines less the value of credits cleared for winning redemption tickets). To ensure the availability of such funds to the Lottery Commission, each racetrack must maintain in its account an amount equal to or greater than the gross terminal income to be remitted. If a racetrack fails to maintain this balance, the Lottery Commission may disable all of the racetrack's video lottery machines until full payment of all amounts due is made. From the gross terminal income remitted by a licensee, the Lottery Commission will deduct up to 4% to cover its costs of administering video lottery at the licensee's racetrack and divide the remaining amounts as follows:
47% is returned to the racetrack, 30% is paid to the State's general revenue fund, 15.5% is deposited in the racetrack's fund for the payment of purses, and the remaining 9% is divided among tourism promotion, Hancock County, Breeders' Classics, Veterans Memorial Program and the Racetrack Employees Pension Fund.

DISCONTINUED OPERATIONS

        Bartlett Field Leases - Ohio

        In January 1992, the Registrant, through its wholly owned subsidiary, ExCal Energy Corporation ("ExCal") acquired approximately 16,000 net developed acres and 16,800 net undeveloped acres (held by production) of oil and gas leases in the Bartlett Field in Southeastern Ohio from Biscayne Petroleum Corporation, an affiliate of Edson R. Arneault, a director of the Registrant. The Registrant agreed to provide funds to drill 40 gas wells on such properties, and in 1992, the Registrant attempted to raise the required capital through a public offering. Due to the expiration of "Section 29" credits (a credit against Federal income taxes derived from gas produced from Devonian Shale and "tight sands" formations from wells commenced before January 1993), in December 1992, the Registrant abandoned the offering. As a result, the Registrant recorded certain provisions for writedown of these interests.
During 1993, the Registrant allowed the leases for the net undeveloped acreage to expire, and sold to third parties approximately 2,300 net developed acres.
In December 1994, all of the remaining leases were sold pursuant to the plan of orderly liquidation described below.

        Bartlett Field Wells - Ohio

        In January 1992, ExCal acquired 77 gas wells in the Bartlett Field from 18 limited partnerships controlled by Mr. Arneault and operated by his affiliate, Century Energy Management Company, Inc. The wells were in need of repair and the Registrant planned to incur rework costs to increase production and maximize the value of the assets. Aggregate annual gas production was 100,000 to 150,000 MCF, and Management believed that with limited rework, production could be increased by at least 100%. In December 1994, all of the wells were sold pursuant to the plan of orderly liquidation described below.

        Marathon-Otter Lake Field - Michigan

        In January 1992, ExCal acquired all the issued and outstanding shares of Crystal Oil Company, Inc. ("Crystal"). Crystal's assets consisted of an average 64% net revenue interest in approximately 3.4 million barrels of oil (proved reserves) plus 34 oil and gas wells and related equipment in the Marathon-Otter Lake Field in the State of Michigan. In 1991, the wells were shut-in by Crystal who had undertaken no material drilling since then. In December 1992, ExCal entered into a joint venture agreement with Fleur-David Corporation ("Fleur-David"), a minority shareholder of the Registrant, to perform rework and remediation activities to re-establish production and provide activities necessary for compliance with state environmental standards. ExCal contributed its net revenue interest in the proved reserves and agreed to pay 25% of on-going costs in exchange for a 25% interest in the joint venture. For a 75% interest in the joint venture, Fleur-David agreed to provide technical expertise and 75% of on-going costs. Fleur-David also obtained a covenant not to sue for clean-up and abandonment costs from the state of Michigan by funding $188,000 in an environmental escrow fund required by the state. Costs were estimated at $2,200,000 and have included rework of wells, repairs to oil storage tank batteries, acid treatments of producing formations, plugging, clean-up, equipment removal, waste disposal and soil removal costs required by the Michigan Department of Natural Resources. The Registrant is responsible to provide 25%, or approximately $550,000 of such costs, of which $286,000 has been paid primarily from proceeds from the exercise of certain stock options granted to Fleur-David by the Registrant, as well as cash from continuing operations.

        Plan of Orderly Liquidation

        On March 31, 1993, the Registrant's board of directors approved a formal plan to divest its oil and gas operations over a period of two years. This decision was based upon several factors including (i) the anticipated potential of the Registrant's gaming operations and the anticipated time to be devoted to it by Management, (ii) the expiration of "Section 29" credits, a credit against Federal income taxes derived from gas produced from Devonian Shale and "tight sands" formations from wells commenced before January 1993, and (iii) the impact of delays in connection with a political controversy over video lottery in West Virginia during 1993 which caused Management to focus the Registrant's efforts and financial resources on Mountaineer. To enhance the value of the properties for sale, the plan of orderly liquidation provided for remediation costs to address certain environmental matters and rework and development costs to increase future production.

        During 1993, the Registrant began disposition of the Bartlett Field oil and gas leases by selling to third parties or, based on certain contingencies in the acquisition agreement, returning to their previous owners approximately 2,300 net developed acres. The Registrant received approximately $85,000 in connection with the sale of the leases. The Registrant also allowed leases comprising 16,800 net undeveloped acres to expire. At December 31, 1993, net developed acreage was approximately 13,700 acres and the Registrant held proved reserves in the Bartlett Field of 902,200 MCF.

        The plan of orderly liquidation also called for rework costs of approximately $150,000 in connection with the Registrant's 77 Bartlett Field gas wells. Because the wells were in various states of disrepair, the plan called for maintenance of wells, acid treatments of producing formations and, in some cases, plugging and abandonment, all for the purpose of increasing production and the value of such assets for ultimate sale. In mid-1993, the Registrant reduced its appropriation for such rework costs to $100,000, which was estimated to increase net cash flows from production to a minimum of $25,000 per month. However, after completion of only $50,000 of such rework costs, the Bartlett Field wells and remaining Bartlett Field leases were sold in December 1994 to Development & Acquisition Ventures in Energy, Inc., whose principal shareholder is the brother of Mr. Arneault, for notes valued at approximately $426,000, of which $150,000 (discounted to $126,000) is non-recourse, secured solely by the assets sold (see Item 13 - "Certain Relationships and Related Transactions").

        At the time of the sale, the Registrant remained obligated on a $590,000, 9% note to the previous owners of the Bartlett Field wells. On March 31, 1995, the note was amended to provide the Registrant with a credit for the then current value of 98,333 shares of the Registrant's common stock issued to the previous owners in March 1993 in the amount of $123,000. The amendment further provided for the $467,000 balance of the note to be paid in monthly payments of interest only at 10% from May through October 1995, with principal amortized over 36 months thereafter with a balloon payment after 12 months on October 1, 1996. The note was payable at the option of the Registrant through the issuance of common stock on or before November 1, 1996 at the then market value, provided that such shares were registered by the Registrant at the time of issuance. The Registrant paid monthly interest payments in May and June 1995, and in October 1995, the note was canceled in exchange for interest payments for the months of July, August and September 1995, and 373,600 shares of the Registrant's common stock, subject to registration rights and valued for purposes of the transaction at the then market value of $1.25 per share.

        The Registrant intends to sell its sole remaining oil and gas interest, its interest in the Marathon-Otter Lake Field, during 1996. For further discussion of Management's plan of orderly liquidation, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Discontinued Operations" and Note 10 of the accompanying "Notes to Consolidated Financial Statements".

ITEM 2.  PROPERTIES

GAMING, RACING AND OTHER ENTERTAINMENT

        Mountaineer comprises a thoroughbred race track and Lodge with video lottery gaming, off-track wagering, dining and lounge facilities as well as facilities for golf, swimming, tennis and other outdoor activities covering approximately 606 acres (including 375 undeveloped acres) in Chester, West Virginia. The Mountaineer facility encompasses approximately 4,100 feet of frontage on the Ohio River and approximately 2,500 feet of highway frontage straddling West Virginia and State Route 2. At December 31, 1995, Mountaineer was encumbered by a first deed of trust in favor of Bennett Management & Development Corporation, collateralizing indebtedness aggregating $10.2 million in principal amount.

OIL AND GAS

        The Registrant's oil and gas interest constitutes a 25% joint venture in a 64% net revenue interest in proved reserves with 34 net producible wells in the Marathon-Otter Lake field in Lapeer and Genesee Counties, Michigan. Proved reserves are estimated at 3,314,800 BBL. For financial and other information about the Registrant's oil and gas interests, see Item 1. "Business
- - Discontinued Operations," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Discontinued Operations," and Note 10 of the accompanying "Notes to Consolidated Financial Statements."

EQUIPMENT LEASES

        At Mountaineer, the Registrant leases 800 video lottery machines, totalisator system, video tape and closed circuit televisions systems and other equipment required for operations. For discussion of such equipment leases, see Note 7 of the accompanying "Notes to Consolidated Financial Statements - Commitments and Contingencies."

OFFICE LEASE

        The Registrant leases office space for its corporate offices under operating leases. To reduce overhead costs, the Registrant has moved to progressively smaller offices on two occasions since January 1, 1994. The Registrant's lease for a 6,034 square foot facility in Irvine, California expired at that time, and the Registrant moved and entered into a new lease for a period of 36 months at a smaller 4,300 square foot office in San Juan Capistrano, California. On November 1, 1995, the Registrant downsized again and moved to a smaller 880 square foot office in Laguna Beach, California pursuant to a 12 month lease with an option to extend the term for an additional six months. On February 15, 1996, the San Juan Capistrano office was subleased through December 15, 1996, the termination date for the underlying lease. Net annual minimum lease payments at December 31, 1995 are approximately $41,000 and $17,000 per year in 1996 and 1997. Rent expense for the Company's corporate offices included in the consolidated statements of operations amounted to $78,000, $84,000, and $125,000 for 1995, 1994 and 1993, respectively.

ITEM 3.  LEGAL PROCEEDINGS

SETTLED LITIGATION INVOLVING LOSS CONTINGENCIES

        Jackpot Enterprises, Inc. v. Winners Entertainment, Inc., Circuit Court of Kanawha County, West Virginia Case No. 94-C-819. On May 13, 1994, the Registrant was served with a complaint in which Jackpot sought an award of 250,000 shares of the Registrant's common stock as liquidated damages for an alleged breach of a January 27, 1993 agreement and for alleged intentional torts in refusing to issue the stock. Jackpot also sought a cash award equal to the difference in the market price of the stock from May 28, 1993 to the date of issuance. Jackpot also alleged that the refusal to issue the 250,000 shares constituted a separate intentional tort, for which Jackpot sought punitive damages of $5 million.

        The parties settled these claims on March 3, 1995. The terms of the agreement require the Registrant to issue to Jackpot, and include in a registration statement, such number of shares which, when combined with the 30,000 shares of the Registrant's stock previously issued to Jackpot, on the date the registration statement becomes effective, will result in net proceeds of $550,000 to Jackpot. If the registration statement was not effective by April 29, 1995, which it was not, the Registrant was required to issue an additional 12,500 shares every sixty days until the effective date. In no event, however, will the Registrant be required to issue more than 250,000 shares. The Registrant had the right under the Settlement Agreement to repurchase at par value any shares (other than the 30,000 shares Jackpot has held since January of 1993) necessary to limit Jackpot's net proceeds to $550,000. The repurchase was not effective within one year of the date of the Settlement Agreement. Through December 31, 1995, Management has issued 175,000 shares (excluding the 30,000 shares referred to above) of its common stock in accordance with terms of the Agreement.

        Glenn Hall v. Winners Entertainment, Inc. and Michael Mapes v. Winners Entertainment, Inc., United States District Court for the District of Minnesota, Case Nos. 3-94-CV-1383 and 3-94-CV-1384. On October 26, 1994, Winners was served with complaints by Glenn Hall and Michael Mapes, former directors of Golden Palace Casinos, Inc., alleging breach of a provision of the October 13, 19932 stock exchange (through which Golden Palace became a wholly owned subsidiary of the Registrant) requiring the Registrant under certain circumstances to repurchase 52,250 shares of the Registrant's stock from each of them. Mr. Hall alleged that the Registrant must purchase 52,250 shares of the Registrant's stock from Hall for $6 per share, compensate him for his unspecified lost investment opportunity, and reimburse him for legal fees incurred in the suit.

        Mr. Mapes, who sold 209,000 shares of the Registrant's stock in a private transaction, seeks, as to 52,250 shares, payment of the difference between $6 per share and the price for which he sold such shares, unspecified damages for lost investment opportunity, and replacement of 156,750 shares that Mr. Mapes claims he would not have sold but for the alleged breach. He also sought attorneys' fees.

        Effective June 1, 1995, the Registrant settled the claims of Messrs. Hall and Mapes as follows:

        Mr. Hall received 156,750 shares of the Registrant's common stock, valued at $1.50 per share (the "Make-Up Shares") to make up the difference between $313,500 (the proceeds he would have received if the Registrant had repurchased 52,250 shares for $6 per share) and $78,375 (the market value of 52,250 shares on June 30, 1995). Mr. Hall received an additional 45,000 shares to cover his costs and attorneys' fees (the "Expense Shares"). The Registrant has agreed to register the Make-Up Shares, the Expense Shares, and 30,000 shares underlying options previously granted (and exercised in 1995) to Mr. Hall as part of the October 13, 1992 stock exchange through which Golden Palace became a wholly owned subsidiary of the Registrant.

        Pursuant to the agreement, in the event the average market price of the Registrant's common stock is less than $1.50 per share for the 90 trading days following the effective date of the registration statement, the Registrant will issue Mr. Hall that number of additional shares required to satisfy the difference between $1.50 per share and such average market price. Mr. Hall's right to receive, and the Registrant's obligation to issue additional shares, however, applies only to the Make-Up Shares. In the event a registration statement with respect to the shares is not effective by June 1, 1996, then the Registrant will execute a promissory note in favor of Mr. Hall in the amount of $235,125, payable in 24 equal monthly installments of principal and interest at 12% per annum, such interest accruing from July 1, 1995. So long as the Registrant is not in default with respect to its repayment obligations under the promissory note, if such note is required to be delivered, then upon either
(i) the registration of the Make-Up Shares or (ii) the eligibility of the Make-Up Shares for public sale pursuant to SEC Rule 144, then the Registrant shall receive as a credit against any amounts then due under the note an amount equal to the average closing market price of the common stock for the 90 trading days following the effective date of the registration statement or the date the shares become eligible for public sale under Rule 144. Upon execution and delivery of the promissory note, the Registrant will have the right to repurchase the Make-Up shares for $1.50 per share and would, upon such repurchase, receive a like credit against the amount due under the note. Mr. Hall may extinguish the Registrant's right of repurchase upon notice, resulting in a credit against the note equal to $1.50 per share multiplied by the number of shares as to which the right of repurchase had been extinguished.

        The Registrant settled with Mr. Mapes on identical terms, except that
(i) Mr. Mapes received 120,000 Make-Up Shares, 45,000 Expense Shares, and the Registrant agreed to register 20,000 shares underlying Mr. Mapes" previously granted options; and (ii) the promissory note in favor of Mapes, if required, will be in the principal amount of $180,000. Both cases have been dismissed without prejudice until the earlier of registration of the shares or the delivery of the promissory notes, at which time Messrs. Hall and Mapes have agreed to enter dismissals with prejudice.

PENDING LITIGATION

        Darelynn Lehto v. Winners Entertainment, Inc., Case No. 4-96-49, U.S. District Court for the District of Minnesota (filed January 11, 1996). Ms. Lehto's complaint alleges breach of provisions of the October 1, 1992 stock exchange (through which Golden Palace became a wholly owned subsidiary of the Registrant) requiring the Registrant under certain circumstances to repurchase 52,500 shares of the Registrant's stock from her at a price of $6 per share and to use its best efforts to register such shares for sale to the public. The complaint claims damages in the amount of $315,000 (the proceeds if the Registrant had repurchased 52,500 shares for $6 per share) and $64,564.94 (the net proceeds Ms. Lehto received for such shares in the market), plus prejudgment interest; unspecified damages for the Registrant's failure to register Ms. Lehto's shares at a time when the prevailing market price of Registrant's common stock was higher; and costs and attorney's fees. Based on discussions with Ms. Lehto's counsel, Management believes that the case will be settled on terms satisfactory to the Registrant, however, there is no assurance that such a settlement will be reached.

        George Jones v. Mountaineer Park, Inc. and Winners Entertainment, Inc., Case No. 95-C-103-G, Circuit Court of Hancock County, West Virginia. On June 19, 1995, the Registrant and its wholly owned subsidiary, Mountaineer Park, Inc. ("Mountaineer") were served with a complaint by George Jones, claiming breach and wrongful termination of Mr. Jones' employment agreement with Mountaineer, retaliatory discharge, fraud, outrage, and defamation. The complaint alleges, among other things, that Mountaineer terminated Jones' employment in September of 1993 in retaliation for his efforts to investigate alleged improper activities occurring at Mountaineer. Mr. Jones seeks an award for compensatory damages in the amount of $1 million and a like amount in punitive damages.

        The Registrant and Mountaineer have answered the complaint, denying any liability to Mr. Jones. Management has determined to defend the case vigorously on the grounds that the defamation claim is barred by the statue of limitations, and the remaining claims should be dismissed because Mr. Jones' employment was properly and justifiably terminated. Mountaineer has been advised by its insurance carrier that the claims against it are covered by insurance. Mr. Jones' counsel has indicated that Jones is considering a voluntary dismissal of the claims against the Registrant. Management does not believe that either the Registrant or Mountaineer will incur any material loss on account of such claims.

        Joyce Richard Brantley v. Mountaineer Park, Inc., Case No. 94-C-124, Circuit Court of Hancock County, West Virginia. In 1994, the Registrant was served with a complaint by a former part-time employee for wrongful termination, claiming that Mountaineer fired her as a result of a worker's compensation claim. The complaint was not answered timely by the Registrant's counsel and, as a result, a default judgment was entered by the Court in the amount of approximately $308,000. The Registrant has filed a motion to set aside the default judgment, however, there is no assurance that the motion will be granted.

        Daniel Barrett v. Mountaineer Park, Inc., Case No. 94-C-147G, Circuit Court of Hancock County, West Virginia. The Registrant was served with a complaint in 1994 by a jockey who sustained head injuries from a fall during a race at Mountaineer. The plaintiff is seeking both compensatory and punitive damages. Although the matter is covered by insurance, Management has been advised by its carrier, after discovery, that a jury could award damages in excess of Mountaineer's $1 million policy limits. In the event that such an award were made,the Registrant would be liable for any such excess amount. Although Management believes that the matter will ultimately be resolved within the policy limits, there can be no assurance that it will.

THREATENED LITIGATION

        Dorothy van Haaften. Dorothy van Haaften, a former director of Golden Palace Casinos, Inc. has threatened to bring suit against the Registrant alleging breach of a provision of the October 13, 1992 stock exchange (through which Golden Palace became a wholly owned subsidiary of the Registrant) requiring the Registrant under certain circumstances to repurchase 52,250 shares of the Registrant's stock from her. Ms. van Haaften's threat comes notwithstanding a Loan
Agreement dated March 4, 1993 pursuant to which (i) Ms. van Haaften agreed to forbear from requesting that the Registrant repurchase her shares until after the effective date of the Registration Statement; and (ii) the Registrant agreed to lend and did lend van Haaften the sum of $10,000.00 without interest and without recourse except for a pledge of 1,666 shares of Ms. van Haaften's Winners stock.

        Although definitive agreements have not yet been signed, the parties have agreed to settle Ms. van Haaften's claims as follows: (i) the Registrant will issue Ms. van Haaften 150,083 Make-Up Shares (as defined above in connection with the claims of Messrs. Hall and Mapes); (ii) if the Make-Up Shares have not been registered within one year after the execution of the definitive Settlement Agreement, the Registrant will execute a promissory note in favor of Ms. van Haaften in the amount of $225,125 on the same terms and conditions as the Hall and Mapes notes; (iii) the Registrant will forgive the $10,000 loan made in March of 1993 and release the collateral therefor.

        Crystal Asset Management Group, Ltd. In July of 1994, the Registrant and Crystal Asset Management Group, Ltd. ("CAM") settled CAM's claims for amounts due under a Financial Advisory Agreement of April 1, 1993. Under the settlement agreement, the Registrant was to pay CAM $165,684 ($65,684 of which constitutes reimbursement for fees for professional services incurred by CAM in connection with its work for the Registrant), payable $15,000 upon execution, up to $30,000 in the event the Registrant sold equity securities, and the balance payable in monthly payments of $7,500 beginning December 1, 1994, and warrants to purchase 145,000 shares of WINS common stock at $6.25 per share. The Registrant made the initial $15,000 payment and delivered the warrants but has not made the subsequent payments. In February of 1996, CAM threatened to bring suit to enforce the settlement and, although Management believes the matter will be settled on satisfactory terms there can be no assurance that it will.

        Michael R. Dunn. During the second quarter of 1995, the Registrant and Michael R. Dunn, the former president and chairman of the Registrant, entered into an agreement pursuant to which Mr. Dunn resigned from the Registrant and its subsidiaries effective April 26, 1995. Pursuant to this agreement, the Registrant agreed to pay Mr. Dunn bi-monthly payments equal to his former salary for a period of two years, certain medical and health benefits, and indemnification for actions taken while he was an employee of the Registrant.

        Terry D. Elliott. On October 20, 1995, a horse, which was stabled by one of the horse owners at Mountaineer, became loose and ran onto a highway resulting in an automobile collision and the death of a motorist. Although no action has been filed to date, the Registrant has been advised that the brother of the decedent intends to file a civil action. Management believes that if Mountaineer is found to be responsible, the matter will be resolved within the limits of its insurance policy, however, there can be no assurance that it will.

        Subsequent to the agreement, the Registrant discovered circumstances which has caused Management to believe that the agreement should be rescinded. Bi-monthly payments were made to Mr. Dunn through September 30, 1995, and no payments thereafter. Mr. Dunn has made demand for payment of unpaid installments under the agreement, attorneys' fees incurred in pursuing his claim and unspecified investment opportunity. No action has been filed, however, Mr. Dunn has made a formal demand for arbitration. The Registrant intends to defend or settle the matter after a complete review by counsel. There is no assurance that the matter will be resolved on terms acceptable to Management.

        The Registrant (including its subsidiaries) is also a defendant in various law suits relating to routine matters incidental to its business. Management does not believe that the outcome of such litigation, in the aggregate, will have any material adverse effect on the Registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Registrant's common stock is traded in the over-the-counter market and has been quoted on the Nasdaq stock exchange since December 7, 1992. The Registrant currently trades under the symbol "WINS." The following table sets for the high and low stock prices of the Registrant's common stock during each of the quarterly periods indicated, as reported by the National Quotation Bureau.

                        1996                1995*                1994
                     Sales Price         Sales Price          Sales Price
                    -------------     ----------------     ----------------
Quarter Ended       High      Low     High         Low     High         Low
- -------------       -------------     ----------------     ----------------
March 31            1       11/32     1-31/32   1-3/32     7-3/16   3-7/8
June 30                               1-11/16   1-1/8      5-1/2    3
September 30                          1-5/8     1-1/16     4-1/4    1-15/16
December 31                           1-1/4     1-7/32     2-7/32     31/32

        The high and low bid quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. On April 4, 1996, the last reported sale price was $0.875. The Registrant has never paid a dividend and does not intend to for the foreseeable future. As of April 4, 1996, there were approximately 532 holders of record of the Registrant's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below have been derived from the audited consolidated financial statements of the Registrant included elsewhere in this Report, and should be read in conjunction with those consolidated financial statements (including the notes thereto) and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.


                                                                         Year Ended December 31
                                                             (In thousands of dollars, except per-share data)
                                           -------------------------------------------------------------------------------------
                                              1995               1994              1993(b)            1992(b)           1991(a)
                                           -----------        -----------        -----------        -----------        ---------
Statement of Operations Data:

Net revenues                               $24,979,000        $14,682,000        $13,014,000        $   690,000        $       0
Net loss from continuing operations         (5,313,000)        (6,902,000)        (5,913,000)        (2,749,000)        (447,000)
Loss per share from
  continuing operations                           (.33)              (.48)              (.46)              (.42)            (.07)

Balance Sheet Data:

  Total Assets                             $25,747,000        $23,958,000        $19,137,000        $16,812,000        $       0


  Redeemable Common Stock                      1,406,000          2,208,000          2,208,000          1,618,000                0
  Total liabilities                           19,763,000         14,200,000          6,040,000          5,641,000                0
  Stockholders' Equity                         5,984,000          9,758,000         13,097,000         11,171,000                0

- -----------------------
(a) The Registrant discontinued and disposed of its security guard business in 1991 and devoted substantially all of its efforts in 1991 to bankruptcy proceedings and the acquisition of new businesses. In 1992, the Registrant emerged from bankruptcy and acquired Mountaineer Park, Inc. and the oil and gas properties described herein. Since the periods included in the foregoing selected financial information reflect businesses of a substantially different nature, balance sheet data for 1991 has been excluded.

(b) Due to the Registrant's approval of a plan of orderly liquidation of its oil and gas operations in March 1993, the results of these operations in 1992 and 1993 have been excluded from such data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In December 1992, the Registrant acquired all of the outstanding stock of Mountaineer Park, Inc. ("Mountaineer") with the intent of enhancing its existing facilities for promotion as a high quality gaming and racing destination resort. Shortly thereafter the Registrant determined to focus its business primarily on the gaming industry, and de-emphasized its activity in other businesses in order to more fully devote corporate resources to Mountaineer, as described elsewhere in this report.

RESULTS OF CONTINUING OPERATIONS

        The Registrant incurred significant losses from continuing operations during the years ended December 31, 1995, 1994 and 1993 largely due to certain regulatory delays in the State of West Virginia encountered by the Registrant as discussed elsewhere as well as, the costly frame in which management transitioned its operations under such regulations. The Registrant incurred losses from continuing operations of $5.3 million in 1995, $6.9 million in 1994, and $5.9 million in 1993, largely as a result of legal settlement provisions, operating losses incurred in the horse racing operations of Mountaineer Racetrack and Gaming Resort ("Mountaineer") and corporate overhead charges.

                                           Years Ended December 31
                                ---------------------------------------------
Revenues                           1995             1994             1993
- --------                           ----             ----             ----
Video Lottery Operations        $16,479,000      $ 7,481,000      $ 5,293,000
Parimutuel Commission             4,263,000        3,768,000        4,323,000
Lodging, Food and Beverage        3,046,000        2,276,000        2,344,000
Other                             1,191,000        1,157,000        1,054,000
                                -----------      -----------      -----------
                                $24,979,000      $14,682,000      $13,014,000
                                ===========      ===========      ===========

        Revenues -- Year ended December 31, 1995 compared to Year Ended December 31, 1994.

        Total revenues increased by $10.3 million from 1994 to 1995, an increase of 70%. Approximately $9.0 million of the increase was produced by video lottery operations, while the parimutuel commissions and lodging, food, beverage and other operations at Mountaineer contributed $1.3 million of additional revenues.

        Video Lottery Operations

        Revenues from video lottery operations increased 120%, from $7.5 million in 1994 to $16.5 million in 1995. In response to increased patronage, Mountaineer doubled the number of video lottery terminals, to 800, in June 1995. Video lottery revenues in the second half of 1995 surpassed $9.6 million, a level 28% higher than revenues earned in all of 1994. A comparison of fourth quarter revenues shows that 1995 outperformed 1994 by $1.6 million, an increase of 56% over the $2.8 million of revenue earned in the final quarter of 1994. In December 1995, the Registrant completed an expansion of its lodge gaming facilities, allowing the placement of half of its video lottery terminals at the Lodge with the other half remaining in the racetrack grandstand/clubhouse, in response to a perceived demand for more terminal availability on days when live racing is not conducted.

        Parimutuel Commissions

        Parimutuel commission revenue is a function of wagering handle, with a higher commission earned on more exotic wagers, such as a trifecta, than on single horse wagers, such as a win, place or show bet. Mountaineer earned an average commission rate of 20.6% in 1995, up slightly from the 20.3% average commission rate earned in 1994.

        Both live and off-track wagering handles increased in 1995 from 1994, yielding a 13% increase in parimutuel commissions to $4.3 million. Live wagering handle increased 4%, from $21.2 million in 1994 to $22.0 million in 1995, an increase which slightly surpassed the 3% increase in live race days, from 220 in 1994 to 227 in 1995.

        In September 1995, Mountaineer hosted the West Virginia Breeders' Classics, a night of stakes races with $330,000 in purses funded by taxes on statewide video lottery revenues. Mountaineer broadcasted a simulcast signal of the stakes races, earning commissions on $351,000 of handle wagered off-site.

        Early in 1995 the Registrant expanded its off-track betting facilities in both the racetrack clubhouse/grandstand and the Lodge, leading to a 24% increase in simulcast wagering handle from $14.3 million to $17.8 million, an increase of $3.5 million. In April 1995, Mountaineer began offering greyhound off-track betting, which contributed $2.7 million to the increased simulcast handle. The remaining $.8 million increase is attributable to the enhancement of Mountaineer's off-track betting facilities and more extensive offerings of simulcast racing; for most of 1995 Mountaineer offered simulcast racing seven days per week, compared to six days per week in 1994.

        Lodging, Food and Beverage

        Revenues earned from lodging, food and beverage activities increased 34%, from $2.3 million earned in 1994 to $3.0 million in 1995. The increase is a reflection of significantly greater attendance at the Registrant's video gaming and off-track betting facilities, as well as a slight increase in live racing attendance. Restaurant, bar and concession facilities produced $582,000 of the revenue increase, while lodge revenues increased $194,000. Food and beverage operations accounted for approximately three quarters of the revenues earned by this profit center in both 1995 and 1994. The increase in lodge revenues was achieved despite an outage of 41 of the hotel's 101 rooms for the first four months of 1995 due to a fire experienced in October 1994.

        Other Revenues

        In total, other revenues were virtually unchanged from 1994 to 1995, registering approximately $1.2 million each year. Last year's operations saw a moderate increase in revenues relating to admission fees and program sales.

        Revenues -- Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

        Total revenues increased by $1.7 million or 13% to $14.7 million for the year ended December 31, 1994, from $13.0 million for the year ended December 31, 1993. Video lottery terminal ("VLT") revenues increased by $2.2 million or 41% to $7.5 million for the year ended December 31, 1994 as compared to $5.3 million in VLT revenues for the same period a year earlier. The increase was primarily attributable to the installation of 400 new VLTs which replaced 165 existing VLTs on September 1, 1994. A significant increase in VLT revenues was evidenced in fourth quarter 1994 results of operations of 38% to $2.8 million from $1.3 million for the same quarter ended December 31, 1993. Other sources of revenues, which consist primarily of admissions, programs, golf, tennis and swimming, as well as incidental revenues, increased to $1.2 million from $1.1 million or 10% which is an increase of $110,000 for the year ended December 31, 1994 as compared to 1993.

        The higher revenues helped absorb the 13% decrease in parimutuel commissions to $3.8 million for the year ended December 31, 1994 from $4.3 million for the prior year ended December 31, 1993. Total parimutuel wagering handle decreased from $41.0 million to $35.5 million or 13.4% for the twelve months ended December 31, 1994 from the same period ended December 31, 1993.

        Live racing handle constituted an 18% decrease from $25.7 million to $21.1 million, while simulcast handle reflected only a 7% decrease from $15.3 million to $14.3 million for the years ended December 31, 1993, to December 31, 1994, respectively. Although the Registrant experienced an increase in live racing attendance of approximately 6,000 patrons, from 234,000 to 240,000, the Registrant had fewer racing days in 1994 of 220 versus 226 in 1993. Management has increased minimum daily purses of $18,000 in 1993 to $22,500 in 1994 for live racing in order to attract higher quality performing horses and higher spectator betting to increase parimutuel commission revenues. Fifteen and one-half percent (15.5%) of VLT revenues are mandatorily appropriated for purse funding to achieve this Management objective.

        Food, beverage and lodging revenues decreased 3% from slightly more than $2.3 million for the year ended December 31, 1993 to slightly under $2.3 million for the year ended December 31, 1994. Guest room revenues decreased $50,000 or 8% from $621,000 to $571,000 for the year ended December 31, 1994 as compared to December 31, 1993, which resulted from the reduction in available rooms due to planned remodeling and construction. Additional negative impact was attributable to 41 guest rooms which were smoke damaged by fire and out of service in the fourth quarter 1994. Average occupancy remained stable at 46%, while the average room rate decreased from $36 to $34. Food and beverage revenues increased $38,000 to $1,706,000 in 1994 from $1,668,000 in 1993. The increase is primarily due to higher attendance and dining room menu improvements implemented in early 1994.

        Operating Costs -- Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

        Total profit center operating costs increased by 62%, from $13.4 million in 1994 to $21.8 million in 1995. Approximately $6.5 million of the increase was attributable to the substantial growth in VLT revenues which more than doubled from 1994 to 1995. Parimutuel commissions expense accounted for $.5 million of the increase, largely a reflection of its 13% increase in commission revenues, and lodging, food and beverage operating costs increased $1.0 million, exceeding the $776,000 revenue increase earned by that profit center.

Costs and Expenses

                                                     Years Ended December 31
                                      -----------------------------------------------------
                                         1995                 1994                 1993
                                         ----                 ----                 ----
Operating costs
  Video Lottery Operations            $12,256,000          $ 5,709,000          $ 3,720,000
  Parimutuel Commissions                5,064,000            4,563,000            5,136,000
  Lodging, Food and Beverage            3,285,000            2,337,000            2,364,000
  Other                                 1,195,000              798,000              787,000
                                      -----------          -----------          -----------

                                      $21,800,000          $13,407,000          $12,007,000
                                      ===========          ===========          ===========


                                                     Years Ended December 31
                                      -----------------------------------------------------
                                         1995                 1994                 1993
                                         ----                 ----                 ----
Profit (Loss)
  Video Lottery Operations            $ 4,223,000          $ 1,772,000          $ 1,573,000
  Parimutuel Commissions                 (801,000)            (795,000)            (813,000)
  Lodging, Food and Beverage             (239,000)             (61,000)             (20,000)
  Other                                    (4,000)             359,000              267,000
                                      -----------          -----------          -----------

                                      $ 3,179,000          $ 1,275,000          $ 1,007,000
                                      ===========          ===========          ===========


        Video Lottery Terminals Operating Costs

        Taxes on statutory assessments applicable to video lottery increased from 35% of video lottery revenues ("net win") prior to March 1994 to 53% of net win thereafter. This increase in assessment rate, coupled with the 120% increase in video lottery revenues, resulted in a $5.0 million increase in taxes and statutory assessments from 1994 to 1995, to $9.0 million. Approximately $2.5 million of 1995 statutory costs were contributed to Mountaineer's horseowners' association in the form of live racing purse payments, compared to $1.1 million in 1994, while $80,000 was contributed to Mountaineer's employee pension fund in 1995, up from $31,000 returned in 1994.

        Video lottery terminal lease expenses increased from $790,000 in 1994 to $1.3 million in 1995, a reflection largely of the increased number of terminals leased, from 165 prior to September 1994, to 400 from September, 1994 through June, 1995, and 800 thereafter. Salaries, payroll taxes and employee benefits increased from $503,000 in 1994 to $964,000 in 1995, and utilities increased from $115,000 to $313,000, both increases resulting from the expanded number of gaming terminals and related increases in patronage.

        Parimutuel Commissions Operating Costs

        Salaries, payroll taxes and employee benefits increased from $2.2 million in 1994 to $2.5 million in 1995, partly as an accommodation to certain inefficiencies caused by Mountaineer's extensive construction activities in 1995. A general upgrade in maintenance activities contributed to this increase, as well as a $65,000 increase in repair and maintenance supplies. The Registrant's totalisator rents and payments of host track fees increased $177,000 in 1995 from the prior year as a result of the 24% increase in revenues achieved by its off-track betting operation. Liability insurance expense in 1995 was $87,000 higher than the prior period, a reflection of the increased volume of business and an industry-wide increase in jockey insurance.

        Lodging, Food and Beverage Operating Costs

        $695,000 of the $947,000 increase in this segment's operating costs were attributable to food and beverage operations. Although cost of sales rates increased only slightly from 42% in 1994 to 44% in 1995, this cost category increased by $303,000 in proportion to the $582,000 increase in sales. Food and beverage labor costs rose approximately $320,000 also commensurate with the increase in revenues. Hotel labor costs increased approximately $191,000 in response to the upgraded service levels which produced a $194,123 increase in revenues despite no appreciable change in occupancy rates from 1994 to 1995.

        Other Operating Costs

        Selling General and Administrative Expenses and Interest Expense

        Selling general and administrative expense decreased $104,000 from $6.7 million in 1994 to $6.6 million in 1995. Legal and other professional fees decreased from $1.4 in 1994 to $1.1 million in 1995. In addition, several one-time charges affected selling, general and administrative fees as follows: a provision for settlement of $525,000 and development cost writeoffs of $200,000 in 1994, and provisions for settlements of $408,000 and doubtful notes receivable from related parties of $290,000, and relocation and severance charges of $596,000 in 1995.

        Other selling, general and administrative expenses at Mountaineer rose 4%, from $2.6 million in 1994 to $2.7 million in 1995. Advertising expenses at Mountaineer increased from $715,000 in 1994 to $938,000 in 1995 as its revenue volume grew from $14.7 million to $25.0 million. Salaries decreased from $1.3 million in 1994 to $961,382 in 1995; 1994 compensation includes $600,000 charged to a former shareholder of Mountaineer in the form of Winners Entertainment, Inc. stock options issued below market in connection with an employment agreement. During the years ended December 31, 1995 and 1994, the Registrant incurred noncash expenses of $2.1 million and $2.9 million, respectively. From time to time, the Company issues common stock for services, settlements and interest. In addition, in 1995, the Company provided an allowance for doubtful notes receivable from related parties.

        Interest expense decreased 24% from $729,000 in 1994 to $557,000 in 1995 despite the increased construction loan balances carried in 1995; $1.1 million of the interest incurred in 1995 was capitalized to the cost of construction compared to only $709,000 capitalized in 1994.

        Operating Costs -- Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

        Video Lottery Terminals Operating Costs

        Cost of VLTs increased by $2.0 million or 53% from $3.7 million to $5.7 million for the year ended December 31, 1994 compared to the same year ended December 31, 1993. Contributing to this increase were statutory expenses which increased from $1.7 million in 1993 to $3.9 million for 1994 excluding costs associated with VLT leases of $790,000 million and $1.2 million in 1994 and 1993, respectively. On March 17, 1994, the State of West Virginia approved the continued operation of VLTs, however, statutory rates paid to certain entities were mandated at substantially higher amounts in effect as follows:

                               March 18, 1994    March 17, 1994
                                 and Beyond        and Prior
                                 ----------        ---------
State of West Virginia            30.0%              25.0% (1)
Hancock County                     2.0%               0.0%

Horsemen                          15.5%              10.0%
Other                              5.5%               0.0%
                                  ----               ----
Total Statutory Payments          53.0% (2)          35.0%
                                  ----               ----

- ---------------
(1)  Increased from 20% to 25% in June 1993.

(2) Excludes up to 4% administrative fee charged by the State of West Virginia based on revenues. In addition, rates are applied to revenues net of this 4% administrative fee.

        In addition to the above rates, the Registrant paid a 3% management fee (after 4% administrative fee), based on VLT revenues to American Gaming and Entertainment, Ltd. ("AGEL") which began on October 26, 1994, as approved by the West Virginia Lottery Commission. The Registrant was also required to pay additional management fees of 8% of income before depreciation, amortization, taxes and interest. Total management fees charged to the cost of VLTs in 1994 was $133,000. From January 1, 1993 to March 1993 and from April 1993 to August 1993, the Company paid the lessor of its 165 video lottery terminals 23% and 10% of net revenues, respectively.

        VLT cashier and technician salaries expense increased $52,000 for the twelve months ended December 31, 1994 to $215,000 from the same period ended December 31, 1993, which reflected the additional employees hired to support the operation of 400 new video lottery terminals, 278 of which have been placed in operation at the Registrant's newly developed Riverside Gaming Terrace in the racetrack clubhouse. Increased costs for utilities, insurance and rentals, due to enlarged facilities and increased personnel costs, accounted for an additional increase of 17% for the twelve months ended December 31, 1994 as compared to the twelve months ended December 31, 1993.

                     PARIMUTUEL COMMISSIONS OPERATING COSTS

        Cost of parimutuel commissions were lower by $573,000 or 2% from $5.1 million to $4.6 million for the year ended December 31, 1994 compared to the year ended December 31, 1993. This decrease is consistent with the decrease in parimutuel commission revenues for the respective years largely due to the contractual nature of the Registrant's expenses, as well as certain cost reduction measures implemented by Management.

                   FOOD, BEVERAGE AND LODGING OPERATING COSTS

        Cost of food, beverage and lodging decreased by $27,000 or 1% registering at approximately $2.3 million for the years ended December 31, 1994 and December 31, 1993. Costs of food and beverage were essentially unchanged, reflecting a lower labor cost per dollar of sales. This profit improvement was made possible by expansion of the clubhouse dining and bar facilities, allowing for more efficient service. Costs of lodging decreased in 1994 by $26,000 from $725,000 to $699,000. The decrease is attributable to certain salaries and other variable expenses which were curtailed in late 1994 due to the fire at Mountaineer Lodge. This decrease in lodge operating costs is commensurate with the decline in revenues experienced by the lodge.

                             OTHER OPERATING COSTS

        Costs of other revenues were higher by $11,000 or 1% from $787,000 to $798,000 for the twelve months ended December 31, 1994 as compared to the same period ended December 31, 1993. Selling, general and administrative and selling expenses increased by 4% from $6.4 million to $6.7 million in 1994 versus 1993. Costs included in this increase pertaining to Mountaineer were the $525,000 Jackpot settlement and legal and professional fees, which, in the aggregate, cause an increase of $1,039,000 from $319,000 to $1,359,000. In addition, payroll expenses increased from $812,000 to $1,109,000 or $297,000 and advertising expenses increased by $170,000 from $915,000 to $1,085,000. Mountaineer experienced significantly higher legal and professional fees because of actions by the State of West Virginia in determining legality of VLT operations and the ultimate approval of such operations. Mountaineer also incurred fees associated with a new collective bargaining agreement, lawsuits in the normal course of business and contractual agreements consummated in 1994 (horsemen, VLT lease, AGEL Management Agreement, etc.).

     Interest expense increased by $659,000 from $70,000 to $729,000 for the twelve months ended December 31, 1994, as compared to the twelve months ended December 31, 1993. The increase was attributable to the interest cost at 12.5% per annum on principal amounts drawn down for the construction and redevelopment activities at Mountaineer, as well as approximately $631,000 of non-cash interest expenses associated with common stock issued to Bennett. Interest costs capitalized to construction activities totalled approximately $709,000 and financing costs deferred in the consolidated balance sheet at December 31, 1995 are $1,628,000 and will be amortized over the expected term of the loan to construction activities (based on qualified assets) and interest expense.

     During the years ended December 31, 1994 and 1993, the Registrant incurred noncash expenses of $2.9 million and $2.4 million, including depreciation and amortization of $1.1 million and $1.0 million, respectively. From time to time, the Registrant has issued common stock for services, settlements and interest expenses (see Notes 5, 9 and 15 in the "Notes to Consolidated Financial Statements").

RESULTS OF DISCONTINUED OPERATIONS

     On March 31, 1993, the Registrant's board of directors approved a formal plan to divest its oil and gas operations through a plan of orderly liquidation. This decision was based upon several factors including (i) the anticipated potential of the Registrant's gaming operations and the anticipated time to be devoted to it by Management, (ii) the expiration of "Section 29" credits, a credit against Federal income taxes derived from gas produced from Devonian Shale and "tight sands" formations from wells commenced before January 1993, and
(iii) the impact of delays in connection with a political controversy over video lottery in West Virginia during 1993 which caused Management to focus the Registrant's efforts and financial resources on Mountaineer. The plan of orderly liquidation provided for certain rework, remediation and development costs to address environmental matters, increase production and enhance the value of such properties for sale.

     Descriptions of the oil and gas properties and financial information relating to operating results and balance sheet items as of December 31, 1994 and 1995 have been disclosed as "Discontinued Operations" for purposes of this report.

LIQUIDITY AND SOURCES OF CAPITAL

     The consolidated financial statements have been presented on a going concern basis. The Registrant has incurred substantial losses in 1995, 1994 and 1993, and as of December 31, 1995, the Registrant has current liabilities in excess of current assets of $7,286,000. The Registrant expects that its continuing operations will be derived primarily by its operations at Mountaineer. Therefore, the following factors pertain primarily to the operations at Mountaineer. Management believes that it will be successful in its attempt to continue to operate as a going concern for the foreseeable future based, in part, on the plans and factors described below:


- -        Mountaineer replaced 165 existing terminals in September 1994 with 400 new terminals, and upon the authorization by the West Virginia Lottery Commission, Mountaineer installed an additional 400 terminals in June 1995. In March 1996, the West Virginia State Legislature approved "line" (symbol) games, which is expected to be in operation on at least 400 video lottery terminals by June 1996. In addition, in December
         1995, the Lottery Commission voted to allow progressive video lottery poker and keno games to exceed a 92% payout threshold. As a result, progressive blackjack, poker and keno games can now be implemented at payout rates competitive with other gaming jurisdictions. As the most heavily patronized gaming venue in West Virginia, Mountaineer is uniquely positioned to benefit from the interest generated by progressive jackpots. Management believes that such line games will have a significantly positive impact on the Company's operations. Total Mountaineer revenue increased from $14,583,000 in 1994 to $24,961,000 in 1995. In addition, Mountaineer's first quarter operating revenues have increased from $4.7 million (unaudited) in 1995 to $7.2 million (unaudited) in 1996. Management believes that the substantial and steady revenue increases over the past three years at Mountaineer will continue and ultimately result in positive cash flows from operations. However, there is no guarantee that the Registrant will achieve the increases in revenues and cash flows it expects to occur.

- -        As discussed in Note 3, management intends to refinance its $10.2 million construction loan in 1996. At December 31, 1995, approximately $2.3 million of this balance is recorded as a current liability in the accompanying consolidated balance sheet. Mountaineer is currently in negotiations with a lender to refinance this debt and provide additional working capital. A $12,500 due diligence fee has been paid by Mountaineer in connection with the negotiations. However, there is no guarantee that Mountaineer will be successful in these negotiations.

- -        In March 1996, Mountaineer received bridge financing from a different lender in the amount of $570,000, net, which Mountaineer expects to repay with the proceeds from the aforementioned refinancing.

- -        Mountaineer has expended approximately $11.4 million for capital improvements, which includes expenditures for the lodge which was damaged by fire in 1994. Management believes that the Registrant's capital improvements have had a favorable impact on the Registrant's operations and management believes this should continue in 1996 and beyond. However, there is no guarantee that such favorable impact will continue.

- -        Mountaineer amended its video lottery terminals' lease agreement in
         March 1996 resulting in a reduction of future monthly payments over an extended term. Scheduled annual lease payments under the original agreement were approximately $1,859,000. The amendment reduced the required cash outflows by approximately $256,000 for 1996.

     There are no assurances that management's plans as stated above will be successfully implemented to a degree sufficient to support operations, generate positive cash flow and service its obligations.

     Operations

     The Registrant has incurred losses from continuing operations of $5.3 million in 1995, following losses of $6.9 million in 1994 and $5.9 million in 1993. The operating loss prior to 1995 is substantially the result of delays in the operation and expansion of its video lottery activities, as previously discussed herein. During the years ended December 31, 1994 and 1993, the Registrant funded losses from proceeds of approximately $2,193,000 and $3,280,000, respectively, from private placements and overseas sales under Regulation "S" of the Securities Act of 1933. In addition in 1994, the Registrant financed certain losses through $1,500,000 of advances under the Bennett loan.

        Operating losses incurred in the Registrant's parimutuel/racing operation have contributed approximately $800,000 to the overall losses experienced in each of the three years ended December 31, 1995.

        Achievements in early 1995 in off-track betting and live racing purse increases (which are supported by a 15.5% contribution from VLTs) may resurrect horse racing at Mountaineer from substantial losses to more moderate shortfalls in 1996. The Registrant expects to expend significant funds for advertising, promotion and busing programs to substantially increase attendance and revenues in 1996 and future years.

        In addition, two significant changes have occurred recently in West Virginia Gaming legislation: (i) In December, 1995 the Lottery Commission voted to allow progressive video lottery poker and keno games to exceed a 92% payout threshold. As a result, progressive blackjack, poker and keno games can now be implemented at payout rates competitive with other gaming jurisdictions. As the most heavily patronized gaming venue in West Virginia, Mountaineer is uniquely positioned to benefit from the interest generated by progressive jackpots, and
(ii) In March, 1996 Section 29-22A-3 of the West Virginia code was amended to permit game themes depicting symbols on reels (commonly referred to as "slot games" or "line games"). Furthermore, there were no changes to the grandfathering provisions of the West Virginia code which inhibited the access of new entities to participate in gaming activities in the state.

        The addition of line games has heralded a marked leap in gaming revenue in other jurisdictions to which it has recently been introduced. Mountaineer has already engaged in renovation activities which have to position itself for an almost immediate, low cost expansion in video lottery terminals when the need arises.

        In 1995 the Lottery Commission granted permission for Mountaineer to increase the number of video lottery terminals in use to 1,000 from the present 800 in operation. Areas in the Speakeasy Gaming Saloon and the Riverside Gaming Terrace suitable for the addition of 200 video lottery terminals were constructed in 1995. These areas are already fitted with security cameras, cashiering stations, count rooms and most of the attendant ancillary facilities necessary to efficiently operate as a gaming facility.

CASH FLOWS

        The Registrant's continuing operations have consumed cash from operations in the following amounts: 1994--$3.9 million, 1993--$2.9 million, while operations produced $553,000 of cash in 1995. Such cash provided by continuing operations in 1995 was a result of $3.0 of increases in accounts payable and accrued liabilities.

        Mountaineer has significantly completed its capital expansion and improvement campaign, investing $5.5 million in property additions in 1995, following investments of $3.4 million in 1994 financed primarily through its $10.2 construction loan, and $2.5 million in 1993 financed through the issuance of Registrant's common stock. Approximately $5.9 million of 1994 and 1995 capital improvements were invested in video lottery facilities, with approximately $518,000 of construction in progress remaining at December 31, 1995. Racetrack related construction totaled $2.4 million in 1994 and 1995, including renovation of two restaurants seating 1,200, each of which contains facilities for wagering on live and simulcast racing, and a boxing arena with a seating capacity of approximately 2,240. Approximately $1.2 million was invested in hotel renovations in 1994 and 1995, including extensive repairs to 41 rooms damaged in an October, 1994 fire and general furnishing and fixture upgrades to all other lodging rooms and common areas. Total 1996 capital expenditures are not expected to exceed $1.5 million.

        Mountaineer borrowed $10.2 million under a construction loan with Bennett in 1994. Mountaineer received $5.7 million of the loan's proceeds in 1994 and the remaining $4.5 million in 1995. The construction loan will convert to a 36 month term loan, with equal principal payments commencing May 31, 1996 if not prepaid prior to that date. In addition, if the loan is not repaid by January 2, 1997, the Registrant will be obligated to issue common stock valued at $2.5 million to Bennett. Management intends to refinance the loan prior to that date, although there are no assurances that a refinancing will be successfully completed at favorable terms by that date.

        In December, 1995 Mountaineer entered into an agreement with its totalisator system supplier to convert $461,167 of outstanding trade payables into a 21 month term loan with monthly principal payments ranging from $13,188 to $34,894.

        The Registrant capitalized interest costs relating to construction totaling $1.1 million in 1995 and $709,000 in 1994. In 1994 the Registrant recorded a provision in the amount of $525,000 relating to the value of stock to be used in 1995 in settlement of a legal dispute. Significant items affecting cash flows in 1993, which are non-cash related are (1) the January 1, 1993 adoption of SFAS 109, "Accounting for Income Taxes," whereby the Registrant recorded deferred income taxes of $1,952,000 with a corresponding increase to property and (2) in July 1993, the Registrant reconveyed land acquired in Cripple Creek, Colorado, valued at $1,315,000 in exchange for cancelled long-term debt of $1,315,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated Financial Statements and accompanying notes are set forth on pages F-1 through F-38 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table identifies the Registrant's directors and principal executive officers and sets forth their business experience during the past five years. Each director serves for a period of one year and thereafter until his or her successor is elected and qualified. ExCal Energy Corporation, Golden Palace Casinos, Inc. and Mountaineer Park, Inc. are subsidiaries of Winners Entertainment, Inc., as was SDR Corporation until its dissolution in March 1996.

                            Director
      Name           Age     Since      Registrant                      Positions
      ----           ---    --------    ----------                      ---------
Edson R. Arneault     49    1995        Winners Entertainment, Inc.     Chairman of the Board, President,
                                                                        and Chief Executive Officer
                            1994        Mountaineer Park, Inc.          President
                            1992        Winners Entertainment, Inc.     Director
                                        SDR Corporation                 Director
                                        Mountaineer Park, Inc.          Director and Treasurer
                                        Golden Palace Casinos, Inc.     Director, Secretary and Treasurer
                                        ExCal Energy Corporation        Chairman, President and CEO

Robert A. Blatt       55    1995        Winners Entertainment, Inc.     Director

Robert L. Ruben       34    1995        Winners Entertainment, Inc.     Director

Thomas K. Russell     43    1995        Mountaineer Park, Inc.          Director and Secretary
                            1992        Mountaineer Park, Inc.          Director and Assistant Secretary
                                        ExCal Energy Corporation        Director, Secretary and Treasurer
                            1991        SDR Corporation                 Director, Secretary and Treasurer
                            1989        Winners Entertainment, Inc.     Director, Secretary, Treasurer,
                                                                        Chief Financial Officer and
                                                                        General Counsel

BOARD OF DIRECTORS

        Members of the Registrant's Board of Directors are elected for a one year term at each annual meeting of stockholders to succeed those directors whose terms are expiring.

        Mr. Arneault is responsible for government relations in connection with the Registrant's oil and gas, racing and video lottery operations, with responsibility for licensing, legislative and regulatory matters and political relations involving the Registrant. Mr. Arneault manages the daily operations of the Registrant, including supervision of video lottery gaming, racing and parimutuel activities, financing and development. Mr. Arneault has an MBA and is a certified public accountant.

        Mr. Blatt is Chief Executive Officer of Island Gold Resorts, L.L.C., Championship Golf Enterprises, L.L.C., and Gold Development Services, Limited of St. John's Antigua, a consultant to the board of directors of AFP Imaging Corporation. Mr. Blatt is a member of the New York Stock Exchange, Inc. and has served as director, officer or principal of numerous public and private enterprises. Mr. Blatt is an attorney and a Registered Principal, NASD and New York Stock Exchange, Inc.

        Mr. Ruben is a principal in Freer & McGarry, P.C., a Washington, D.C. law firm, where he has practiced since 1991. Freer & McGarry, P.C. has served as counsel to the Registrant since November 1991, and Mr. Ruben has represented Mr. Arneault and various of his affiliates since 1987. Mr. Ruben is an attorney and practices principally in the areas of commercial litigation and corporate/securities law.

        Mr. Russell is responsible for the management of the Registrant's compliance, litigation, and general legal matters, including coordination of all activities involving outside professionals, financing and matters concerning markets for the Registrant's securities. Mr. Russell is an attorney licensed to practice in the State of California.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        At the date hereof, the Registrant has received reports on Form 5 which are being submitted by 5 affiliates for filing with the Securities and Exchange Commission to complete all reports required uner Section 16(a) of the Securities Act of 1934 during the Registrant's last two fiscal years, including 7 reports by Mr. Arneault involving 8 transactions or holdings, 2 reports by Mr. Blatt involving 2 transactions or holdings, 2 reports by Mr. Ruben involving 2 transactions or holdings, 5 reports by Mr. Russell involving 6 transactions or holdings, and 4 reports by the Don Saunders and Bonnie Saunders 1987 Trust involving 5 transactions or holdings. Many of the transactions and holdings reportable in the previously required reports have been reported in this report and the Registrant's prior proxy statements and reports on Forms 10-K and 10-Q.

        The Registrant has not received at least 2 such reports from a former affiliate, Michael R. Dunn, involving 8 transactons or holdings known to the Registrant.

ITEM 11.  EXECUTIVE COMPENSATION

        The following information is furnished with respect to all the remuneration for services rendered in all capacities to the Registrant during 1995, paid to (i) each of the Registrant's highest paid executive officers and directors for whom such remuneration exceeded $100,000 in the last three completed fiscal years and (ii) all executive officers and directors of the Registrant as a group.

                           SUMMARY COMPENSATION TABLE

                                                                                       Long Term Compensation
                                          Annual Compensation             ----------------------------------------------
                                 -------------------------------------              Awards            Payouts
                                                                          ----------------------      -------
                                                                Other     Restricted
                                                                Annual      Stock        Options        LTIP       All
                                                                 Comp.      Awards         SARs       Payouts     Other
        Name                     Year  Salary ($)   Bonus ($)     ($)        ($)           (#)          ($)       Comp.
        ----                     ----  ----------   ---------    ----      ---------      ------      -------     ------
                                          (1)                     (2)         (3)          (4)          (5)        (6)
Edson R. Arneault
  President and CEO of           1995    213,652     23,000         --            --       618,415       --          --
  Mountaineer Park, Inc.         1994    188,729         --      4,021        46,000            --       --          --
  ExCal Energy Corporation       1993    151,865         --         --            --            --       --          --

Thomas K. Russell
  Secretary, Treasurer, CFO      1995    147,288         --          --           --        357,316       --          --
  General Counsel of             1994    134,075         --       2,789           --             --       --          --
  Winners Entertainment, Inc.    1993    109,597     16,250          --           --             --       --          --

Michael R. Dunn (6)              1995     38,659         --          --           --             --       --     176,973
  President and CEO of           1994    204,437         --      12,500           --        240,000       --          --
  Winners Entertainment, Inc.    1993    161,436     36,250          --           --             --       --          --

Compensation paid to all         1995    399,599     23,000          --           --        975,731       --          --
  officers and directors
  as a group during 1995

- ---------------
(1) Salaries for Mr. Arneault and Mr. Russell include accrued compensation for the year ended December 31, 1995 of $144,667 and $41,554, respectively. Subsequent to December 31, 1995, said amounts, together with interest at the rate of 10% per annum, will be converted to shares of the Registrant's common stock at the market value of the shares on February 9, 1996, the effective date of the conversion.

(2) Represents accrued 1994 vacation compensation for executive officers distributed in 1994.

(3) Represents the dollar value of stock award of 20,000 shares of restricted common stock.

(4) No options were granted in 1994 or 1993. All options granted by the board of directors in 1995 were approved by vote of the stockholders at the Registrant's annual meeting of shareholders held September 11, 1995.

(5) See "Employment Agreements" below.

(6) Mr. Dunn resigned from all offices with the Registrant and its subsidiaries on April 26, 1995. See "Other Agreements" below and Item 1--Legal Proceedings."

        The following table contains information concerning the grant of stock options during fiscal 1995 to the Registrant's executive officers named in the Summary Compensation Table.

                             OPTIONS GRANTS IN 1995

                                                                                                        Potential Realized Value
                                                                                                        at Assumed Annual Rates
                                           % of Total                                                  of Stock Price Appreciation
                                            Options                                                         for Option Term
                           Options         Granted In           Exercise           Expiration          ---------------------------
Name                       Granted         Fiscal Year           Price                Date               5%                 10%
- ----                       -------         -----------          --------           ----------          -------            --------
Edson R. Arneault          378,415         45.98%               $1.219             Sep 1998            $72,711            $152,686
                           240,000         20.00%               $2.000(1)          Oct 1997            $     0            $      0

Thomas K. Russell          222,316         27.01%               $1.219             Sep 1998            $42,176            $ 89,702
                           135,000         11.25%               $2.000(1)          Oct 1997            $     0            $      0

Michael R. Dunn            240,000         20.00%               $2.000(a)          Oct 1997            $     0            $      0


- -----------------

(1) In October 1992, the board of directors granted incentive stock options to certain executive officers, key personnel and employees to purchase, in the aggregate, 1,200,000 shares of the Registrant's common stock for a price of $4.875 per share. In December, 1994, the board of directors of the Registrant voted and shareholders approved at the annual shareholders' meeting, to reduce the exercise price of such incentive stock options from $4.875 to $2.00 per share.

        The following table sets forth information regarding the number and value of options held by each of the Registrant's executive officers named in the Summary Compensation Table during fiscal 1995. None of the named executive officers exercised any stock options during fiscal 1995.

                         FISCAL YEAR END OPTION VALUES


                           Number of Securities
                          Underlying Unexercised       Value of Unexercised
                                Options at             in-the-Money Options
                            Fiscal Year End(2)       at Fiscal Year End($)(1)
                        --------------------------  --------------------------
                        Exercisable  Unexercisable  Exercisable  Unexercisable
                        -----------  -------------  -----------  -------------
Edson R. Arneault         759,749           --           0             --
Thomas K. Russell         436,816           --           0             --
Michael R. Dunn           419,133           --           0             --

- ----------------
(1) Based on the market price of the Registrant's common stock at $0.75 on December 31, 1995, as reported by Nasdaq.

(2) On January 23, 1996, the Registrant, pursuant to a qualified incentive stock option plan, granted to Mr. Arneault and Mr. Russell, options to purchase 300,000 shares and 100,000 shares of the Registrant's common stock, respectively, at the estimated fair market value price on the date of grant of $0.5625, the options are subject to approval at the next annual meeting of shareholders. Such options grants were made in 1996, and are not reflected in the table above.


        The following table sets forth the number of options held by officers of the Registrant subject to repricing during the fiscal year ended December 31, 1995. See table entitled "Option Grants in 1995 - footnote (a)," above.

                        TEN-YEAR OPTION/SAR REPRICINGS

                                                                                                  Length of
                                                                                                  Original
                                   Number        Market Price     Exercise Price                 Option Term
                                 of Options/      of Stock at       at Time of                    Remaining
                                    SARs         Repricing or      Repricing or        New       at Date of
                                   Amended         Amendment         Amendment      Exercise    Repricing or
     Name                 Date        #               ($)               ($)         Price($)      Amendment
     ----                 ----   -----------     ------------     --------------    --------    ------------
Edson R. Arneault        Sep 95    240,000           1.563             4.875          2.00         2 years
Thomas K. Russell        Sep 95    240,000           1.563             4.875          2.00         2 years
Michael R. Dunn          Sep 95    135,000           1.563             4.875          2.00         2 years

EMPLOYMENT AGREEMENTS

         In May 1994, employment agreements were entered into by the Registrant and three of its officers, Edson R. Arneault, Thomas K. Russell and Michael R. Dunn. The employment agreements contain substantially similar compensation terms, differing only as to the amounts of compensation for each officer. Each agreement provides for a three year period of employment, with an automatic renewal of the three-year term on each anniversary date unless either party provides written notice of cancellation of the renewal. On January 23, 1996, the Registrant canceled the renewal provision for each of the agreements effective May 11, 1996. Mr. Dunn's employment agreement terminated effective April 26, 1995, the date of his resignation as an officer and director of the

Registrant and its subsidiaries. Mr. Dunn's employment agreement was replaced with the agreement discussed in "Other Agreements" below. Each employment agreement provides for a base salary with annual cost of living adjustments, increases contingent on certain events and bonuses at the discretion of the board of directors. Base salaries of the executive officers of the registrant at December 31, 1995 are $228,900 for Mr. Arneault and $157,500 for Mr. Russell.

        Under the employment agreements, if the employee's period of employment is terminated for a reason other than death or physical or mental incapacity or for cause, the Registrant will continue to pay the employee, or the employee's estate, the compensation that otherwise would have been due to him for the remaining period of employment. The agreements may be terminated with no further obligation by the Registrant to pay the employee, but only if such termination is for cause defined as (i) conviction of a felony, (ii) embezzlement or misappropriation of funds or property of the Registrant, or
(iii) refusal to substantially perform or willful misconduct in the performance of duties under the agreement. The agreements provide that in the event an officer's employment is terminated by the Registrant without cause or by the officer following a change of control, as defined, the officer is to receive within 30 days of the termination a sum that is three times his annual base salary, but not to exceed the amount deductible by the Registrant under the Internal Revenue Code of 1986. The agreements also prohibit employment in a competitive gaming venture located within a 90 mile radius of any gaming facility owned or to be owned by the Registrant during the term of the agreement.

OTHER AGREEMENTS

        During the second quarter of 1995, Mr. Dunn and the Registrant entered into an agreement pursuant to which Mr. Dunn resigned from the Registrant and its subsidiaries effective April 26, 1995. Pursuant to this agreement, the Registrant agreed to pay Mr. Dunn bi-monthly payments equal to his former salary for a period of two years, certain medical and health benefits, and indemnification for actions taken while he was an employee of the Registrant.

        Subsequent to the agreement, the Registrant discovered circumstances which has caused Management to believe that the agreement should be rescinded. Bi-monthly payments were made to Mr. Dunn through September 30, 1995, and no payments thereafter. Mr. Dunn has made demand for payment of unpaid installments under the agreement, attorneys' fees incurred in pursuing his claim and unspecified investment opportunity. No action has been filed, however, Mr. Dunn has made a formal demand for arbitration. The Registrant intends to defend or settle the matter after a complete review by counsel.

COMPENSATION OF DIRECTORS

        On September 11, 1995, the shareholders elected Mr. Ruben and Mr. Blatt as directors of the Registrant. Although Mr. Ruben and Mr. Blatt are not employees of the Registrant, they are entitled to a fee of $2,500 for each quarterly board meeting attended, and reimbursement for out-of-pocket expenses incurred in connection with their attendance at board meetings. Directors who are employees of the Registrant do not receive additional compensation for services as directors, except that they are reimbursed for out-of-pocket expenses. On January 23, 1996, Mr. Blatt and Mr. Ruben, were granted non-qualified options to purchase 50,000 shares and 75,000 shares of the Registrant's common stock, respectively, at the fair market value on the date of grant of $0.5625 per share. The options are immediately exercisable for a term of three years.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        On September 11, 1995, the board of directors appointed Mr. Ruben and Mr. Blatt to serve as the board's Compensation Committee. The Committee is authorized to review all compensation matters involving directors and executive officers, and Compensation Committee approval is required for any compensation to be paid to executive officers or directors who are employees of the Registrant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth as of December 31, 1995 the ownership of the presently issued and outstanding shares of the Registrant's common stock by persons owning more than 5% of such stock, and the ownership of such stock by the Registrant's officers, directors and key employees, individually and as a group. As of April 4, 1996, there were 17,323,399 shares of common stock outstanding. All such shares were owned both beneficially and of record, except as otherwise noted.

                                                    Amount
                                                  and Nature
                                                 of Beneficial            Percentage
           Name and Address                        Ownership               of Class
          -------------------                    -------------            ----------
Edson R. Arneault(1)                               2,412,133                11.77%
7199 Thornapple River Drive
Ada, MI 49306

Donald Saunders and Bonnie Saunders 1987 Trust(2)  2,017,685                 9.85%
Donald G. Saunders, Trustee
900 East Desert Inn Road, Suite 521
Las Vegas, NV 89109

Bennett Management(3)                              1,530,000                 7.47%
and Development Corp
2 Clinton Square
Syracuse, NY 13202

Thomas K. Russell(4)                                 540,626                 2.64%
1461 Glenneyre Street, Suite F
Laguna Beach, CA 92651

Robert A. Blatt(5)                                   377,684                 1.84%
The CRC Group
Larchmont Plaza
1890 Palmer Avenue, Suite 303
Larchmont, NY 10538

Robert L. Ruben(6)                                    90,000                 0.44%
Freer and McGarry
1000 Thomas Jefferson St., NW, Suite 600
Washington, DC 20007

All officers and directors as a
    Group (4 persons)(7)                           3,420,443                16.70%

- ---------------
(1) Includes 20,000 shares and options and other rights to acquire beneficial ownership of 1,122,615 shares within 60 days held by Mr. Arneault, and 1,269,518 shares held by corporations and limited partnerships for which Mr. Arneault is a control person.

(2) Includes 1,016,816 shares and options, warrants and other rights to acquire beneficial ownership of 1,000,869 shares within 60 days held by trust.

(3) Includes 780,000 shares for which voting rights have been assigned to the board of directors of the Registrant to satisfy licensing requirements of the West Virginia Lottery Commission.

(4) Includes options and other rights to acquire beneficial ownership of 540,626 shares within 60 days held by Mr. Russell.

(5) Includes 327,684 shares and options to acquire beneficial ownership of 50,000 shares within 60 days held by Mr. Blatt.

(6) Includes 15,000 shares and options to acquire beneficial ownership of 75,000 shares within 60 days held by Mr. Ruben.

(7) Includes Messrs. Arneault, Russell, Blatt and Ruben.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Certain of the Registrant's officers and directors may be subject to various potential conflicts of interest arising out of their relationship with the Registrant and ExCal Energy Corporation, including their status as creditors of the Registrant, owners of working interests in properties owned by the Registrant, contractors for operating wells for the Registrant, their control of pipelines through which the Registrant transports gas, and the ownership of leases on land adjacent to leases owned by the Registrant.

        Sales of Leases and Wells. In December 1994, the Registrant sold its Ohio oil and gas operations pursuant to its March 1993 plan of orderly liquidation to Development & Acquisition Ventures in Energy, Inc. ("DAVE"), the brother of Mr. Arneault, for notes secured, in part, solely by the assets sold. The Registrant had received four independent bids for the purchase of such properties, with the highest having been submitted by DAVE. Management determined, based on market conditions and the Registrant's plans to liquidate its oil and gas operations, that the sale terms were in the best interest of the Registrant. Though DAVE is current with payments under the notes to date, ExCal will be confronted with a continuing conflict of interest with respect to the enforcement of the notes.

        Advances by Director to Subsidiary. During 1994 and 1995, various corporate affiliates of Mr. Arneault advanced an aggregate sum of approximately $100,000 to ExCal primarily to cover overhead expenses in connection with the maintenance of leases and other costs associated with the Registrant's existing oil and gas interests in Michigan and former interests in Ohio. In February 1996, such accrued amount, along with accrued interest thereon at the rate of 10% per annum, was converted into a demand promissory note in the principal amount of $100,218 payable to Mr. Arneault at the rate of 10% per annum. No material overhead expenses are expected to be incurred in 1996.

        Purchase of Stock by Affiliate from Joint Venture Partner. To assist Fleur-David Corporation, the Registrant's joint venture partner in rework activities related to the Registrant's plan of orderly liquidation of its oil and gas interests in Michigan, Mr. Arneault purchased 25,000 shares of the Registrant's common stock held by Fleur-David, in July 1995, in a private transaction.

        Participation by Director and Affiliate in Proved Reserves. During 1995, Thomas K. Russell, a director of the Registrant, and Mark C. Russell, his brother, each purchased a working interest in the Marathon-Otter Lake oil and gas reserves in Michigan, owned in part by a joint venture between Fleur-David Corporation and the Registrant for an aggregate amount of approximately $50,000. The subject working interests, and others, were offered by Fleur-David to raise capital to finance further rework and remediation activities at the property.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K

(a)  1.    FINANCIAL STATEMENTS

           Included in Part II of this Report:

           Independent Auditors' Report (F-2)
           Consolidated Balance Sheets as of December 31, 1995 and 1994 (F-3) Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1995 (F-5)
           Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 1995 (F-6) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1995 (F-9)
           Notes to Consolidated Financial Statements (F-11)

(a)  2.    FINANCIAL STATEMENT SCHEDULES.

           Included in Part IV of this Report.

           For the years ended December 31, 1995, 1994 and 1993
              Schedule II - Valuation Allowance and Qualifying Accounts


(a)  3.    EXHIBITS.

     3(1)  Articles of Incorporation, as amended.(1)
     3(2)  By-Laws of Winners Entertainment, Inc.(1)

    10(1) Amendment re outstanding promissory note to Bartlett Field Partnership by ExCal Energy Corporation pursuant to the March 30, 1995 Amendment of Supplemental Agreement with Respect to Acquisition of 77 Gas Wells, dated October 2, 1995.

    10(2) Amendment to June 27, 1994 Construction Loan Agreement by and among Bennett Management & Development Corporation, Mountaineer Park, Inc., and Winners Entertainment, Inc., dated October 31, 1995.

- ---------------
(1) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Exhibit 3(i) and (ii).

   10(3) Amendment to June 27, 1994 Construction Loan Agreement by and among Bennett Management & Development Corporation, Mountaineer Park, Inc., and Winners Entertainment, Inc., dated November 28, 1995.

   10(4) Amendment to June 27, 1994 Construction Loan Agreement by and among Bennett Management & Development Corporation, Mountaineer Park, Inc., and Winners Entertainment, Inc., and Mutual Release, dated January 12, 1995.

   10(5) Agreement by and between Autotote Systems, Inc. and Mountaineer Park, Inc., dated November 29, 1995, for totalisator services provided pursuant to an agreement dated September 21, 1984, as amended. Letter agreement dated April 12, 1995 attached as Exhibit "A".

   10(6) Totalisator Services Agreement between Autotote Systems, Inc. and Mountaineer Park, Inc., dated November 29, 1995.

   10(7) Master Lease Agreement #154920 and Schedule 2 between IGT North America and Mountaineer Park, Inc. re video lottery machine equipment lease, dated June 19, 1995.

   10(8) Amendment to Master Lease Agreement by and among IGT, Mountaineer Park, Inc. and Winners Entertainment, Inc., dated March 26, 1996.

   10(9) Mutual Release by and between Dublin Energy Corporation and Edward R. Knezevich and Winners Entertainment, Inc., Mountaineer Park, Inc. and Mountaineer Magic, Inc., dated October 18, 1995.

   10(10) Letter Agreement dated November 17, 1995, with Donald G. Saunders for the issuance of 200,000 shares of Winners Entertainment, Inc. common stock.

   10(11) Promissory Note No. 1 by Mountaineer Park, Inc. to AstraFund, Ltd., dated March 20, 1996 and due April 22, 1996, and Schedule of Substantially Identical Promissory Notes.

   10(12) Irrevocable and Unconditional Guaranty of Payment by Winners Entertainment, Inc., dated March 20, 1996, of Promissory Note No. 1, dated March 20, 1996, by Mountaineer Park, Inc. to AstraFund, Ltd., and Schedule of Substantially Identical Irrevocable and Unconditional Guarantys of Payment.

   17 Letter of Resignation from Michael R. Dunn as director and officer of Winners Entertainment, Inc., dated April 26, 1995.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        WINNERS ENTERTAINMENT, INC.


        By: /s/ Edson R. Arneault
            --------------------------
            Name: Edson R. Arneault
            Title: President and Chief Executive Officer


        Date: March 15, 1996
              ------------------------


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                  Capacity
- ---------                                  --------

/s/ Edson R. Arneault                      Chairman and Director
- ----------------------------
    Edson R. Arneault


/s/ Thomas K. Russell                      Chief Financial Officer and Director
- ----------------------------
    Thomas K. Russell

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report..............................................   F-2

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 1995
 and 1994.................................................................   F-3

Consolidated Statements of Operations for each of
 the years in the three-year period ended December 31, 1995...............   F-5

Consolidated Statements of Shareholders' Equity
 for each of the years in the three-year period
 ended December 31, 1995..................................................   F-6

Consolidated Statements of Cash Flows for each
 of the years in the three-year period ended
 December 31, 1995........................................................  F-10

Notes to Consolidated Financial Statements................................  F-12

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Winners Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Winners Entertainment, Inc. and its subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winners Entertainment, Inc. and its subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred substantial losses in the past three years and has a significant working capital deficit at December 31, 1995. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is implementing plans which it believes will allow the Company to improve operations and cash flows, and meet its obligations as they come due (see Note 1). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                   Corbin & Wertz


Irvine, California
April 5, 1996

                          WINNERS ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                        As of December 31, 1995 and 1994

ASSETS                                                   1995          1994
                                                         ----          ----
Current assets:
  Cash                                              $   807,000    $ 1,057,000
  Restricted cash (Notes 7 and 13)                      426,000        646,000
  Accounts receivable, net of allowance
   for doubtful accounts of $70,000 and
   $93,870 in 1995 and 1994, respectively               174,000        79,000
  Notes receivable from related parties,
   net of allowance for doubtful accounts
   of $290,000 in 1995 (Note 8)                          62,000        352,000
  Prepaid management fees (Note 14)                      ---           220,000
  Prepaid purses (Note 13)                               ---           352,000
  Deferred financing costs (Note 5)                     388,000        630,000
  Other current assets                                  115,000        219,000
                                                    -----------    -----------
     Total current assets                             1,972,000      3,555,000
                                                    -----------    -----------
Property and equipment, net
 (Notes 2, 4 and 5)                                  18,100,000     13,462,000
                                                    -----------    -----------
Net assets of discontinued oil and
 gas activities (Note 10)                             2,616,000      2,616,000
                                                    -----------    -----------
Other assets:
  Deferred financing costs (Note 5)                      ---           998,000
  Excess of cost of investments over
   net assets acquired, net of accumulated
   amortization of $770,000 and $517,000
   in 1995 and 1994 (Note 2)                          3,004,000      3,255,000
  Deposits and other                                     55,000         72,000
                                                    -----------    -----------
                                                      3,059,000      4,325,000
                                                    -----------    -----------
                                                    $25,747,000    $23,958,000
                                                    ===========    ===========

Continued

                          WINNERS ENTERTAINMENT, INC.

                        As of December 31, 1995 and 1994

LIABILITIES AND SHAREHOLDERS' EQUITY                1995              1994
                                                    ----              ----
Current liabilities:
  Accounts payable                              $  3,474,000      $  2,259,000
  Accrued liabilities (Notes 7, 8,
   13 and 14)                                      2,257,000           805,000
  Current portion of long-term
   debt (Note 5)                                   2,536,000           648,000
  Current portion of redeemable common
   stock (Notes 2, 9 and 10)                         991,000         1,651,000
                                                ------------      ------------
     Total current liabilities                     9,258,000         5,363,000
                                                ------------      ------------
Accrued financing costs (Note 5)                      ---              998,000

Accrued liabilities (Notes 7 and 8)                  490,000           525,000

Long-term debt, less current portion
 (Note 5)                                          8,071,000         5,095,000

Deferred income taxes (Note 11)                    1,529,000         1,662,000

Redeemable common stock, 441,854
 and 367,937 issued and outstanding at
 December 31, 1995 and 1994, net of
  current portion (Notes 2, 9 and 10)                415,000           557,000

Commitments and contingencies (Notes
  5, 7, 9, 13 and 14)

Shareholders' equity (Notes 2, 3, 5,
 and 9):
  Common stock, par value $.00001,
   25,000,000 shares authorized;
   17,022,645 and 14,620,877 issued
   and outstanding in 1995 and
   1994, respectively                                  2,000             1,000
  Paid-in capital                                 32,115,000        30,508,000
  Receivable from exercise of
   stock options                                     (69,000)           ---
  Accumulated deficit                            (26,064,000)      (20,751,000)
                                                ------------      ------------
     Total shareholders' equity                    5,984,000         9,758,000
                                                ------------      ------------
                                                $ 25,747,000      $ 23,958,000
                                                ============      ============

          See accompanying notes to consolidated financial statements

                          WINNERS ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

                                         1995            1994             1993
                                      -----------    -----------      -----------
Revenues:
  Video lottery terminals
   (Note 14)                          $16,479,000    $ 7,481,000      $ 5,293,000
  Parimutuel commissions
   (Note 13)                            4,263,000      3,768,000        4,323,000
  Lodging, food and beverage            3,046,000      2,276,000        2,344,000
  Other                                 1,191,000      1,157,000        1,054,000
                                      -----------    -----------      -----------
                                       24,979,000     14,682,000       13,014,000
                                      -----------    -----------      -----------

Costs and expenses:
  Cost of video lottery terminals
   (Note 14)                           12,256,000      5,709,000        3,720,000
  Cost of parimutuel commissions
   (Note 13)                            5,064,000      4,563,000        5,136,000
  Cost of lodging, food and
   beverage                             3,285,000      2,337,000        2,364,000
  Cost of other                         1,195,000        798,000          787,000
  Selling, general and admini-
   strative expenses (Note 7)           6,564,000      6,668,000        6,370,000
  Depreciation and amortization         1,504,000        910,000          625,000
  Interest expense (Notes 5 and 8)        557,000        729,000           70,000
                                      -----------    -----------      -----------
                                       30,425,000     21,714,000       19,072,000
                                      -----------    -----------      -----------

Loss before income taxes               (5,446,000)    (7,032,000)      (6,058,000)

Benefit for income taxes (Note 11)        133,000        130,000          145,000
                                      -----------    -----------      -----------

Loss from continuing operations        (5,313,000)    (6,902,000)      (5,913,000)
                                      -----------    -----------      -----------

Discontinued operations (Note 10):
  Loss on disposal of oil and gas
   operations                              ---          (640,000)      (1,653,000)
                                      -----------    -----------      -----------

Loss from discontinued operations          ---          (640,000)      (1,653,000)
                                      -----------    -----------      -----------

Net loss                              $(5,313,000)   $(7,542,000)     $(7,566,000)
                                      ===========    ===========      ===========

Loss per share from continuing
 operations                           $      (.33)   $      (.48)     $      (.46)

Loss per share from discontinued
 operations                                   .00           (.04)            (.13)
                                      -----------    -----------      -----------

Net loss per share                    $      (.33)   $      (.52)     $      (.59)
                                      ===========    ===========      ===========

Weighted average number of
 shares outstanding                    16,226,743     14,523,377       12,883,031
                                      ===========    ===========      ===========

          See accompanying notes to consolidated financial statements

                          WINNERS ENTERTAINMENT, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

                                                                     RECEIVABLE
                                     COMMON STOCK      ADDITIONAL       FROM
                                 -------------------    PAID-IN      EXERCISE OF   ACCUMULATED
                                   SHARES     AMOUNT    CAPITAL     STOCK OPTIONS    DEFICIT       TOTALS
                                 ----------   ------  -----------   -------------  -----------   -----------
Balances, January 1, 1993        11,226,231   $1,000  $17,013,000       $---       $(5,643,000)  $11,371,000

Shares issued from exercise
 of Series C warrants
 (Note 9)                           373,241      ---    2,239,000        ---             ---       2,239,000

Shares canceled on notes
 payable and interest to
 affiliates (Note 10)               (20,000)     ---     (120,000)       ---             ---        (120,000)

Shares issued for notes
 payable and interest to
 affiliates, net of 98,333
 shares of redeemable common
 stock (Note 10)                    226,286      ---      792,000        ---             ---         792,000

Shares issued for conversion
 of debentures (Note 6)             416,197      ---      832,000        ---             ---         832,000

Shares issued for services
 rendered and letter of credit
 fees (Notes 7 and 9)               197,787      ---      619,000        ---             ---         619,000

Shares issued for cash, net
 of commissions (Note 9)            746,755      ---    3,280,000        ---             ---       3,280,000

Shares issued for investment
 in riverboat gaming
 (Note 2)                            50,000      ---      300,000        ---             ---         300,000

Shares issued in connection
 with LVEN (Note 2)                 250,000      ---      750,000        ---             ---         750,000

Continued

                          WINNERS ENTERTAINMENT, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

                                                                     RECEIVABLE
                                     COMMON STOCK      ADDITIONAL       FROM
                                 -------------------    PAID-IN      EXERCISE OF   ACCUMULATED
                                   SHARES     AMOUNT    CAPITAL     STOCK OPTIONS    DEFICIT       TOTALS
                                 ----------   ------  -----------   -------------  -----------   ----------
Shares issued for capital
 raising activities (Note 9)        125,000     ---        ---            ---            ---          ---

Compensation for stock
 options issued below fair
 value (Notes 2 and 9)                ---       ---      600,000          ---            ---        600,000

Net loss                              ---       ---        ---            ---       (7,566,000)  (7,566,000)
                                 ----------   -----   ----------       --------    -----------   ----------

Balances, December 31, 1993      13,591,497   1,000   26,305,000          ---      (13,209,000)  13,097,000

Shares received in connection
 with settlement with
 LVEN (Notes 2 and 3)              (250,000)    ---     (750,000)         ---            ---       (750,000)

Shares issued to for cash,
 net of commissions (Note 9)        786,199     ---    2,193,000          ---            ---      2,193,000

Shares issued from exercise
 of stock options
 (Note 9)                            50,000     ---      200,000          ---            ---        200,000

Shares issued for services
 rendered and interest (Note 9)     147,500     ---      210,000          ---            ---        210,000

Shares issued in connection with
 financing arrangement (Note 5)     285,000     ---    1,710,000          ---            ---      1,710,000

Shares issued for accounts
 payable (Note 9)                    10,681     ---       40,000          ---            ---         40,000

Compensation for stock
 options issued below fair
 value (Notes 2 and 9)                ---       ---      600,000          ---            ---        600,000

Continued

                          WINNERS ENTERTAINMENT, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

                                                                        RECEIVABLE
                                        COMMON STOCK      ADDITIONAL       FROM
                                    -------------------    PAID-IN      EXERCISE OF   ACCUMULATED
                                      SHARES     AMOUNT    CAPITAL     STOCK OPTIONS    DEFICIT       TOTALS
                                    ----------   ------  -----------   -------------  -----------   ----------
Net loss                                 ---       ---        ---            ---       (7,542,000)  (7,542,000)
                                    ----------   -----   ----------       --------    -----------   ----------

Balances, December 31, 1994         14,620,877   1,000   30,508,000          ---      (20,751,000)   9,758,000

Shares issued from exercise
 of stock options
 (Notes 2 and 9)                       286,667     ---      109,000        (69,000)         ---         40,000

Shares issued for services
 rendered and interest (Note 9)         77,332     ---       42,000          ---            ---         42,000

Shares issued in connection with
 financing arrangement (Note 5)        225,000   1,000    1,349,000          ---            ---      1,350,000

Cancellation of price guarantee
 in connection with financing
 arrangement (Note 5)                    ---       ---   (3,060,000)         ---            ---     (3,060,000)

Shares issued to replace price
 guarantee in connection with
 financing arrangement (Note 5)      1,020,000     ---    1,530,000          ---            ---      1,530,000

Shares forfeited by Company
 (510,000), retained by creditor,
 in connection with financing
 arrangement (Note 5)                    ---       ---      478,000          ---            ---        478,000

Shares issued, and 104,500
 redeemable shares without
 rights canceled in connection
 with the Golden Palace
 acquisition debt (Notes 2
 and 9)                                194,500     ---      212,000          ---            ---        212,000

Shares issued, and 98,333
 redeemable shares with
 put rights canceled, in
 connection with oil and gas
 acquisition debt (Note 10)            471,933     ---      590,000          ---            ---        590,000

Shares issued in connection
 with legal settlement
 (Note 7)                              175,000     ---      414,000          ---            ---        414,000

Continued

                          WINNERS ENTERTAINMENT, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

                                                                        RECEIVABLE
                                        COMMON STOCK      ADDITIONAL       FROM
                                    --------------------   PAID-IN      EXERCISE OF    ACCUMULATED
                                      SHARES     AMOUNT    CAPITAL     STOCK OPTIONS     DEFICIT        TOTALS
                                    ----------   ------  -----------   -------------   -----------   -----------
Shares issued for notes
 payable (Note 5)                       60,850      ---       43,000         ---             ---          43,000

Cancellation of shares issued
 in 1994 for services rendered
 (Note 7)                              (97,500)     ---     (100,000)        ---             ---        (100,000)

Adjustment to shares
 outstanding                           (12,014)     ---        ---           ---             ---          ---

Net loss                                 ---        ---        ---           ---        (5,313,000)   (5,313,000)
                                    ----------   ------  -----------      --------    ------------   -----------

Balances, December 31, 1995         17,022,645   $2,000  $32,115,000      $(69,000)   $(26,064,000)  $ 5,984,000
                                    ==========   ======  ===========      ========    ============   ===========

          See accompanying notes to consolidated financial statements

                          WINNERS ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

                                                   1995           1994             1993
                                               -----------    -----------      -----------
Cash flows from operating activities:
  Loss from continuing
   operations                                  $(5,313,000)   $(6,902,000)     $(5,913,000)
  Adjustments to reconcile loss to
   net cash provided by (used in)
   continuing operating activities:
    Depreciation and amortization                1,504,000        910,000          625,000
    Provision for settlements (Note 7)             408,000        525,000           ---
    Other non-cash provisions, net                (133,000)       125,000          510,000
    Provision for notes receivable
      from related parties                         290,000          ---             ---
    Common stock and options issued for
     services rendered and interest
     (Notes 2 and 9)                                77,000      1,340,000        1,219,000
    Change in operating assets and
     liabilities, net of effects of
     acquired companies:
      Prepaid management fees                      220,000       (220,000)          ---
      Prepaid purses                               352,000       (352,000)          ---
      Other current assets                          54,000         63,000           73,000
      Accounts payable                           1,676,000      1,221,000        1,049,000
      Other accrued liabilities                  1,418,000       (244,000)        (341,000)
                                               -----------    -----------      -----------
        Cash provided by (used in)
         continuing operations                     553,000     (3,534,000)      (2,778,000)
                                               -----------    -----------      -----------

  Loss from discontinued operations:
    Oil and gas operations                          ---          (640,000)      (1,653,000)
    Adjustments to reconcile loss to
     net cash used in discontinued
     operating activities:
      Depletion                                     ---            ---              25,000
      Provision for estimated loss on
       sale of discontinued oil and gas
       operations (Note 10)                         ---           567,000        1,546,000
                                               -----------    -----------      -----------
        Cash used in discontinued operations        ---           (73,000)         (82,000)
                                               -----------    -----------      -----------

  Net cash provided by (used in) operating
   activities                                      553,000     (3,607,000)      (2,860,000)
                                               -----------    -----------      -----------

Cash flows from investing activities:
  Restricted cash                                  220,000       (401,000)        (170,000)
  Proceeds from insurance reimbursement             ---           241,000           ---
  Repayments (advances) on notes receivable
   from related parties                             ---            38,000         (160,000)
  Deposits and other assets                         17,000         (2,000)           5,000
  Capital expenditures                          (5,482,000)    (3,444,000)      (2,544,000)
  Expenditures for investment in riverboat          ---            ---            (428,000)
  Net assets of discontinued oil and gas
   operations                                      (45,000)      (198,000)        (210,000)
                                               -----------    -----------      -----------

  Net cash used in investing activities         (5,290,000)    (3,766,000)      (3,507,000)
                                               -----------    -----------      -----------

Continued

                          WINNERS ENTERTAINMENT, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

                                                          1995           1994           1993
                                                      -----------    -----------    -----------
Cash flows from financing activities:
  Payments on notes payable                               (53,000)      (150,000)      (300,000)
  Proceeds from the issuance of long-term debt          4,500,000      5,700,000        240,000
  Proceeds from the issuance of notes
   payable to shareholders                                 ---            ---           100,000
  Payments on notes payable to shareholders                ---           (70,000)      (432,000)
  Deferred finance costs                                   ---           (61,000)        ---
  Proceeds from issuance of common stock
   Series C warrants exercised                             ---            ---         2,239,000
  Proceeds from issuance of common stock
   for cash, net                                                       2,193,000      3,280,000
  Proceeds from issuance of common stock
   in connection with LVEN                                 ---            ---           750,000
  Proceeds from issuance of common stock
   through exercise of stock options                       40,000        200,000         ---
                                                      -----------    -----------    -----------

  Net cash provided by financing
   activities                                           4,487,000      7,812,000      5,877,000
                                                      -----------    -----------    -----------

Net increase (decrease) in cash
                                                         (250,000)       439,000       (490,000)

Cash, beginning of year                                 1,057,000        618,000      1,108,000
                                                      -----------    -----------    -----------

Cash, end of year                                     $   807,000    $ 1,057,000    $   618,000
                                                      ===========    ===========    ===========

Supplemental disclosures of cash flow information -
  Cash paid during the year for:
    Interest                                          $   896,000    $   204,000    $    68,000
                                                      ===========    ===========    ===========
    Income taxes                                      $     4,000    $     5,000    $    15,000
                                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements

                          WINNERS ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

NOTE 1 - GENERAL, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Secamur Corporation was incorporated on March 7, 1988. Effective June 19, 1989, Secamur Corporation and Pacific International Industries, Inc., dba Excalibur Securities Services, completed a merger accounted for under the pooling-of-interests method. Prior to the merger, Secamur Corporation had no operations. Secamur Corporation subsequently changed its name to Excalibur Security Services, Inc. During 1991, Excalibur Security Services, Inc. formally changed its name to Excalibur Holding Corporation.

Due to the inability of Excalibur Security Services, Inc. to attain profitable operations, its Board of Directors, on December 28, 1990, filed a voluntary petition for reorganization with the U.S. Bankruptcy Court in the Central District of California for protection under Chapter 11 of the U.S. Bankruptcy Code (see Note 10) and in May 1991, Excalibur Holding Corporation sold the assets of its discontinued security guard business. Effective January 15, 1992, a formal plan was approved by the Bankruptcy Court to operate oil and gas activities and to devote Excalibur Holding Corporation's efforts to the acquisition of new businesses.

In January 1992, Excalibur Holding Corporation formed ExCal Energy Corporation (ExCal) as a wholly-owned subsidiary to acquire certain assets of various companies which were controlled by the newly appointed president of ExCal for the purpose of establishing oil and gas operations.

During 1992, Excalibur Holding Corporation acquired all of the outstanding common stock of Golden Palace Casinos, Inc., an entity with no significant operations and cash of approximately $3,200,000. Excalibur Holding Corporation utilized substantially all of the cash obtained from Golden Palace Casinos to finance the acquisition of all of the outstanding common stock of Mountaineer Park, Inc., which operates a thoroughbred horse track, a 101 room inn and dining facility, and video lottery terminal activities in West Virginia. Excalibur Holding Corporation undertook a major renovation of this facility in 1993 with cash expenditures, including capitalized finance costs incurred through December 31, 1995 of approximately $11,400,000.

Because of the significant acquisitions by Excalibur Holding Corporation in the gaming industry and their long-term potential, it is management's current strategy to focus all of its efforts in such industry. Accordingly, on March 31, 1993, management decided to adopt a formal plan of orderly liquidation of its oil and gas properties and is effecting an orderly sale of such assets having sold approximately 30% of such assets in 1994 (see Note 10). During 1993, the Excalibur Holding Corporation formally changed its name to Winners Entertainment, Inc. (the "Company").

Basis of Presentation

The consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Certain considerations raise substantial doubt about the Company's ability to continue as a going concern. The Company has incurred substantial losses in 1995, 1994 and 1993, and as of December 31, 1995, the Company has current liabilities in excess of current assets of $7,286,000. The Company expects that its continuing operations will be derived primarily by its operations at Mountaineer Race Track and Gaming Resort ("Mountaineer") (see Note 2). The Company's business strategy is to increase revenues in all areas of operations through the promotion and expansion of its video lottery business and the enhancement of its racing and entertainment facilities. Therefore, the following factors pertain primarily to the operations at Mountaineer. Management believes that it will be successful in its attempt to continue to operate as a going concern for the foreseeable future based, in part, on the plans and factors described below:

Continued

                          WINNERS ENTERTAINMENT, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

NOTE 1 - GENERAL, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

- -        Mountaineer replaced 165 existing terminals in September 1994 with 400 new terminals, and upon the authorization by the West Virginia Lottery Commission, Mountaineer installed an additional 400 terminals in June 1995. In March 1996, the West Virginia State Legislature approved "line" (symbol) games, which is expected to be in operation on at least 400 video lottery terminals by June 1996. In addition, in December
         1995, the Lottery Commission voted to allow progressive video lottery poker and keno games to exceed a 92% payout threshold. As a result, progressive blackjack, poker and keno games can now be implemented at payout rates competitive with other gaming jurisdictions. As the most heavily patronized gaming venue in West Virginia, Mountaineer is uniquely positioned to benefit from the interest generated by progressive jackpots. Management believes that such line games and progressives will have a significantly positive impact on the Company's operations. Total Mountaineer revenue increased from $14,583,000 in 1994 to $24,961,000 in 1995. In addition, Mountaineer's first quarter operating revenues have increased from $4.7 million (unaudited) in 1995 to $7.2 million (unaudited) in 1996. Management believes that the substantial and steady revenue increases over the past three years at Mountaineer will continue and ultimately result in positive cash flows from operations. However, there is no guarantee that the Company will achieve the increases in revenues and cash flows it expects to occur.

- -        As discussed in Note 3, management intends to refinance its $10.2 million construction loan in 1996. At December 31, 1995, approximately $2.3 million of this balance is recorded as a current liability in the accompanying consolidated balance sheet. Mountaineer is currently in negotiations with a lender to refinance this debt and provide additional working capital. A $12,500 due diligence fee has been paid by Mountaineer in connection with the negotiations. However, there is no guarantee that Mountaineer will be successful in these negotiations.

- -        In March 1996, Mountaineer received bridge financing from a different lender in the amount of $570,000, net (see Note 16), which Mountaineer expects to repay with the proceeds from the aforementioned refinancing.

- -        Mountaineer has expended approximately $11.4 million for capital improvements, which includes expenditures for the lodge which was damaged by fire in 1994. Management believes that the Company's capital improvements have had a favorable impact on the Company's operations and management believes this should continue in 1996 and beyond. However, there is no guarantee that such favorable impact will continue.

- -        As discussed in Note 7, Mountaineer amended its video lottery terminals' lease agreement in March 1996 resulting in a reduction of future monthly payments over an extended term. Scheduled annual lease payments under the original agreement were approximately $1,859,000. The amendment reduced the required cash outflows by approximately $256,000 for 1996.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The accounts of the Company's acquired companies include the operations from the consummation dates.

Continued

                          WINNERS ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

NOTE 1 - GENERAL, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Discontinued Operations

The Company adopted a formal plan in March 1993 to discontinue operations of its oil and gas operations (see Note 10). The net assets and operating results of the oil and gas segment are shown separately in the accompanying consolidated financial statements as discontinued operations. Although management still retains certain assets to maximize their ultimate value upon disposition, management believes that the classification as discontinued operations remains appropriate.

Cash and Restricted Cash

For purposes of the statements of cash flows, the Company considers investments purchased with a remaining maturity of three months or less from the purchase date to be cash equivalents.

Restricted cash includes collateralized, short-term certificates of deposit (see
Note 7), cash in banks designated for redevelopment activities, and unredeemed winning tickets from its racing operations (see Note 13).

At December 31, 1995, the Company has approximately $73,000 of deposits which are in excess of limits insured by the Federal Deposit Insurance Corporation.

Property and Equipment

Property and equipment is stated at cost. The Company capitalizes direct materials and labor, and allocates interest during the construction periods. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings                          20 to 40 years
Furniture and fixtures              5 to  7 years
Equipment and automobiles           3 to 15 years

Interest is capitalized to construction in progress during periods of redevelopment based on qualifying assets, using a method which approximates the effective interest rate method. Interest incurred in 1995 and 1994 was $1,711,000 and $2,337,000, respectively. Interest capitalized in 1995 and 1994, was $1,127,000 and $790,000, respectively. Interest costs in 1993 were not significant.

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair market value of these financial instruments could be different than that recorded on a historical basis on the December 31, 1995 and 1994 consolidated balance sheets. The Company's significant financial instruments consist of its long-term debt and its redeemable common stock. An estimate of the fair value of these financial instruments is not practicable because there is not an active market for such financial instruments.

Deferred Financing Costs

The Company capitalizes certain loan costs in connection with its financing activities (see Note 5) and these costs are amortized over the expected term of the related loans using a method that approximates the effective interest method.

Continued

                          WINNERS ENTERTAINMENT, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

NOTE 1 - GENERAL, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Excess of Cost of Investments Over Net Assets Acquired, Net

The excess of cost of investments over net assets acquired (goodwill) is amortized on a straight-line basis over the expected periods to be benefitted. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted cash flows. The amount of goodwill impairment, if any, is measured based on projected undiscounted cash flows and is charged to operations in the period in which goodwill impairment is determined by management. Goodwill is being amortized on the straight-line method over an expected fifteen year life. The methodology that management used to project results of operations forward twelve years, which represents the remaining life of the goodwill as of December 31, 1995, was based on a five-year trend line of expected cash flows. At December 31, 1995, 1994 and 1993, no impairment of goodwill was determined by management.

Amortization expense included in the consolidated statement of operations for the years ended December 31, 1995, 1994 and 1993 is $252,000, $252,000 and
$266,000, respectively.

Revenue Recognition

The Company recognizes revenues from parimutuel commissions earned from thoroughbred racing at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by the West Virginia Racing Commission (the "Racing Commission"). Such revenues are shown net of the taxes assessed by state and local agencies, as well as purses and contract amounts paid to the Horsemen's Association (see Note 13).

Revenues from video lottery terminals is the net win, which is the difference between wins (wagers) and losses (payouts), and is recorded at the time wagers are made (see Note 14).

Revenues from food and beverage are recognized at the time of sale and revenues from lodging are recognized at the time services are rendered.

Seasonality

The operations of Mountaineer are typically seasonal in nature. Winter conditions may adversely affect transportation routes to Mountaineer, as well as cause cancellations of live horse racing. As a result, adverse seasonal conditions could materially effect the operations of the Company.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Such estimates may be materially different from actual financial results.

Continued

                          WINNERS ENTERTAINMENT, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

NOTE 1 - GENERAL, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

The Company accounts for its income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred taxes are based on the difference between the tax bases of assets and liabilities and their amounts for financial statement purposes; deferred taxes are then provided based on the estimated tax rates in effect when the temporary differences are expected to reverse. The Company records a valuation allowance for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized through future operations (see Note 11).

Per Share Information

Per share information is computed by dividing net loss for the year by the weighted average number of shares of common stock outstanding during the year. The effect of common stock equivalents would be antidilutive for all periods presented and is not included in the net loss per share calculations.

Reclassifications

Certain reclassifications have been made to the 1993 and 1994 consolidated financial statements to conform with the 1995 presentation.

NOTE 2 - MERGERS AND ACQUISITIONS

Mountaineer Park, Inc.

On December 4, 1992, the Company acquired all of the issued and outstanding common shares of Mountaineer Park, Inc. (Mountaineer), in a tax-free exchange, for 183,181 shares of the Company's common stock, guaranteed at a per share sales value of $6.00, an additional 400,000 shares of the Company's common stock and approximately $91,000 in cash. Should the 183,181 shares, upon registration, have a sales value in the aggregate less than $6.00 per share, the Company will register additional shares such that the total market value of the shares is equal to approximately $1,099,000, (183,181 shares times $6.00 per share) (Note 9).

The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired business have been consolidated with those of the Company commencing on December 4, 1992. The purchase price of $2,895,000 was allocated to the acquired assets and assumed liabilities based on their respective fair values. The purchase price exceeded the estimated fair value of the net assets acquired by $2,774,000, which has been recorded as excess of cost of investment over net assets acquired (see Note 1).

The Company paid certain outstanding indebtedness of Mountaineer of approximately $3,652,000 in cash and issued approximately 446,496 shares of common stock valued at $2,428,000 to certain creditors of Mountaineer in satisfaction of additional obligations, of which 346,496 shares have registration rights, guaranteed at a per share sales value of $6.00. Upon registration, the Company will issue additional shares such that the market value of the shares is equal to approximately $2,079,000. The Company granted put rights to the holder (a bank) of 60,604 of the aforementioned shares (see
Note 9 "Redeemable common stock") at $6.00 per share, all of which became exercisable on or before December 31, 1995. No demand has been made to the Company. The Company has reflected certain amounts as current liabilities in the accompanying consolidated balance sheets.

Continued

                          WINNERS ENTERTAINMENT, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

NOTE 2 - MERGERS AND ACQUISITIONS, continued

Mountaineer Park, Inc. operates a thoroughbred horse racing track and 800 video lottery terminals on a 606 acre facility in Chester, West Virginia. Mountaineer also operates a 101 room inn adjacent to the track, dining facilities, as well as a nine-hole executive golf course and other recreational facilities. Certain operations are regulated by agencies within the state of West Virginia, which includes annual licensing (see Notes 13 and 14). At December 31, 1995, all significant licenses were in effect.

Golden Palace Casinos, Inc.

In October 1992, the Company acquired all of the outstanding capital stock of Golden Palace Casinos, Inc. ("GPC" and "Golden Palace"), a Minnesota corporation organized to manage casinos on Indian reservations. Although Golden Palace had no significant operations at the time of the acquisition, it held, through a wholly owned subsidiary, a contract, to manage a casino planned for an Indian reservation in Oklahoma, subject to the satisfaction of certain conditions. Shortly after the acquisition of Golden Palace, the West Virginia Lottery Commission advised Management that, as a condition to licensing of the Company's then-proposed video lottery operations at Mountaineer, the Company could not engage in Indian gaming activities. Consequently, in December 1992, the Company sold the subsidiary holding the management contract and agreed to not otherwise engage in Indian gaming activities as long as it conducted video lottery operations in West Virginia. Notwithstanding the sale of the management contract, the acquisition of Golden Palace, which had substantial cash on hand, provided the Company with sufficient funds to complete the acquisition of all of the outstanding capital stock of Mountaineer. In connection therewith, the Company granted put rights to the holders of 209,000 of the aforementioned shares (see Note 9 "Redeemable common stock") at $6.00 per share should such shares not have been registered by February 1, 1993; such registration has not been effected to date.

On June 30, 1995, holders (2) of 104,500 shares of $6.00 redeemable common stock received an aggregate of 366,750 shares of the Company's common stock, of which 276,750 shares are subject to conversions into notes at a value of $1.50 per share or approximately $415,000, payable in 24 equal monthly installments beginning June 30, 1996, interest at 12% per annum, in the event a registration statement is not effective. Beginning June 30, 1995, the Company has the right to purchase the 276,750 shares, in whole or in part, at $1.50 per share, less any credit for payments made through the date of repurchase. Should a registration statement become effective before the notes are paid in full, the Company will receive credit for all payments made, as well as a credit for an amount equal to the average closing market value for 90 days following the effective date of the registration. All shares issued are subject to registration, to the extent such shares have not been sold by the parties. Considering the terms of the settlement discussed above, the Company has recorded the value of the shares of $415,000 as noncurrent "redeemable common stock" in the accompanying consolidated balance sheet.

In addition, on the acquisition date, the Company issued options to holders of Golden Palace options to purchase (a) 190,000 shares of the Company's common stock at $2.00 per share, (b) 200,000 shares of the Company's common stock at $.01 per share, and (c) warrants to purchase 283,250 shares of the Company's common stock at $2.40 per share through 1997. Options to purchase 70,000 shares at $0.01 were exercised in 1995 (Note 9).

LVEN

On August 12, 1993, the Company entered into a letter of intent with Las Vegas Entertainment Network, Inc. (LVEN) to acquire, through merger, the issued and outstanding shares of LVEN. Pursuant to the letter of intent, the Company also issued 250,000 shares of its common stock for $750,000 in cash. The letter of intent provided for other terms to be negotiated; however, the parties were unable to consummate a definitive agreement and the merger was not effected. The Company and LVEN later reached a settlement arrangement in 1994 (see Note
3).

NOTE 3 - SALE OF RIVERBOAT INTEREST AND SETTLEMENT WITH LVEN

Riverboat Gaming

On March 2, 1993, the Company, as assignee, entered into an agreement with M&R Investment Company (M&R) for an assignment of an 80% interest in a ground lease zoned for riverboat gaming in Tunica, Mississippi. The ground lease covered a riverboat gaming site approved by the US Army Corps of Engineers. The Company paid $106,937 on September 6, 1993 and $40,000 in rental payments in accordance with the terms of the agreement. On March 9, 1993, the Company entered into a joint venture arrangement with Regal Casinos, the remaining leaseholder, to construct and operate a riverboat. On April 21, 1993, the Company agreed to purchase Regal's 20% interest in the venture for $50,000 in cash and 50,000 shares of its common stock valued at $300,000.

Continued

                          WINNERS ENTERTAINMENT, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

NOTE 3 - SALE OF RIVERBOAT INTEREST AND SETTLEMENT WITH LVEN, continued

On July 30, 1993, the Company entered into a joint venture arrangement with LVEN and BP Group, Ltd., which agreed to assist in the funding, construction and operation of the riverboat. On February 2, 1994, the Company sold its interest in the venture. At December 31, 1993, the Company's investment in the riverboat venture was $728,000 as reflected in the accompanying consolidated balance sheet at December 31, 1993.

On February 25, 1994, the Company entered into a settlement agreement with LVEN (see Note 2), whereby the Company sold its interest in the ground lease valued at $728,000 at December 31, 1993, and was repaid its note receivable of $200,000, totaling $928,000. Consideration received was 250,000 shares of the Company's common stock owned by LVEN valued at $750,000, and the balance in cash. No significant gain or loss resulted from this sale of the Company's interest and note receivable.

The parties mutually agreed to be released from all claims which may have existed as a result of the abandonment of the proposed merger between the Company and LVEN.

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 1995 and 1994, property and equipment consists of the following:

                                            1995              1994
                                        -----------       -----------
  Land                                  $   371,000       $   371,000
  Buildings                              15,716,000        11,899,000
  Equipment                               2,021,000         1,294,000
  Furniture and fixtures                  2,258,000         1,058,000
  Construction in progress                  519,000           372,000
                                        -----------       -----------
                                         20,885,000        14,994,000

  Less accumulated depreciation          (2,785,000)       (1,532,000)
                                        -----------       -----------

                                        $18,100,000       $13,462,000
                                        ===========       ===========

Depreciation expense charged to operations during the years ended December 31, 1995, 1994 and 1993 is $1,252,000, $658,000 and $359,000, respectively.

NOTE 5 - LONG-TERM DEBT

Construction Note Payable

On June 27, 1994, the Company entered into a financing arrangement with Bennett Management and Development Corporation (Bennett) for construction and redevelopment activities at Mountaineer. Pursuant to the agreement, Bennett agreed to finance the Company $10,200,000 for construction with interest payable monthly at 12.5% per annum, subject to a default rate of 14.5% per annum. The Company received advances of $5,700,000 from Bennett in 1994 and the remaining $4,500,000 in 1995. The loan is secured by a deed of trust on all real property at the resorts. The outstanding principal balance of the loan is $10,200,000 at December 31, 1995.

Continued

                          WINNERS ENTERTAINMENT, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

NOTE 5 - LONG-TERM DEBT, continued

The Company was obligated to issue 5 shares of common stock for every $100 in advances, subject to a $6.00 per share price guarantee by the Company at the time of registration of such shares. During 1995 and 1994, the Company issued 225,000 shares and 285,000 shares of its common stock valued at $1,350,000 and $1,710,000, respectively, for a total value of $3,060,000. Such amounts were recorded by the Company as deferred financing costs. If the Company did not register these shares by October 1, 1995, the interest rate would have increased to 22.5% per annum (see below). In addition to the financing costs above, the Company incurred a $200,000 loan fee to an investment banker to be amortized over the life of the loan.

In a series of amendments to the loan agreements and forbearance agreements which were executed between July 7, 1995 and January 12, 1996, certain terms of the Bennett loan agreement were amended by the parties as described below:

1) The Company's prepayment option dates of July 1, 1995 and November 1, 1995 were deleted. Upon amendment, the construction loan is payable interest only through May 31, 1996, with principal and interest payable monthly over 36 months through April 30, 1999.

2) An interest rate escalation, as defined in the original agreement, of 22.5% was deleted.

3) Under the July 7, 1995 amendment, the $6.00 per share price guarantee on 510,000 shares discussed above was canceled in exchange for an additional 1,020,000 shares of common stock at an estimated fair value of $1,530,000. The Company capitalized $1,530,000 as deferred financing costs. This amount is amortized to interest expense and construction in progress through October 1, 1995 (see subsequent paragraphs).

The original 510,000 shares with $6.00 price guarantees were held by Bennett on behalf of the Company, and in the event the Company prepaid the outstanding indebtedness by October 1, 1995, such shares would have been returned to the Company. No prepayment was made on October 1, 1995, and accordingly, the 510,000 shares were forfeited to Bennett and were valued on October 1, 1995 at their estimated fair value of $478,000. This amount has been recorded as additions to deferred financing costs and will be amortized from October 1, 1995 to January 2, 1997 (see Note 1).

The Company shall register all shares referred to above with the SEC on a best-efforts basis.

Bennett has transferred the voting rights with respect to 780,000 shares to the Board of Directors of the Company, and Bennett has agreed not to acquire additional common stock so that Bennett will not be permitted to vote more than 5% of the Company's common stock.

4) At December 31, 1994, deferred financing costs of $998,000 were recorded as a reflection of future obligations to Bennett. The requirement for these future obligations was deleted from the amended agreement in July 1995, resulting in a $998,000 reduction in "deferred financing costs" with a corresponding reduction in "accrued financing costs".

Continued

                          WINNERS ENTERTAINMENT, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

NOTE 5 - LONG-TERM DEBT, continued

5) The amended agreement allows the Company, at its option, to prepay the outstanding advances by January 1, 1997. If such prepayment is not made by the Company, it will be obligated to issue an additional number of shares of its common stock equal to $2,500,000, divided by the average closing stock price per share for 20 consecutive trading days prior to January 2, 1997.

Management intends to refinance this note through the issuance of long-term debt on satisfactory terms by January 2, 1997; however, there are no assurances that such obligation will be refinanced on terms satisfactory to the Company.

Interest expense charged to operations and interest capitalized to construction in progress incurred under this agreement for the year ended December 31, 1995 were $547,000, of which $131,000 results from common stock issued by the Company, and $1,127,000, of which $409,000 results from common stock issued by the Company, respectively, and for the year ended December 31, 1994 were $700,000, of which $614,000 results from common stock issued by the Company and $709,000, of which $693,000 results from common stock issued by the Company, respectively. At December 31, 1995 and 1994, the Company had approximately $388,000 deferred as finance costs in connection with this arrangement in the accompanying consolidated balance sheets.

Other Notes Payable

On December 4, 1992, the Company issued a 10% note in $93,750 principal amount payable to an unrelated party in connection with the acquisition of Mountaineer. At December 31, 1994, the outstanding principal balance of the note was $43,000. In 1995, the Company converted the note into 60,850 shares of its common stock.

On March 11, 1993, the Company issued 20% notes in $300,000 aggregate principal amount. Such notes were fully paid by October 10, 1993.

In September 1995, the Company entered into an agreement with its Totalisator system supplier to convert $461,000 of outstanding trade payables into a term
note.   Under the terms of the agreement, the Company is required to make 21 monthly interest and principal payments of $17,800 and eight (8) additional payments of approximately $17,800 on various dates through May 31, 1997. The loan, which is unsecured, bears interest at the rate of 12% per annum. The loan is subject to an acceleration clause and other financial disincentives in the event of default. At December 31, 1995, the outstanding principal balance is $408,000. The Company paid $53,642 and $17,651 of principal and interest, respectively, in 1995 related to this term note.

Annual Commitments

Future annual principal payments under all indebtedness as of December 31, 1995, assuming the Bennett notes are prepaid on or before January 2, 1997, are as follows:

        Years Ended December 31,
        ------------------------
               1996                                  $ 2,536,000
               1997                                    8,071,000
                                                     -----------

                                                     $10,607,000
                                                     ===========

Continued

                          WINNERS ENTERTAINMENT, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

NOTE 6 - CONVERTIBLE DEBENTURES

In connection with the acquisition of Golden Palace (see Note 2), the Company assumed unsecured convertible debentures bearing interest at 8% per annum and due on March 31, 1993. In 1993, the holders agreed to convert such debentures, plus accrued interest of approximately $82,000, into 416,197 shares of the Company's common stock.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Mountaineer Bond Requirements

Mountaineer is required to maintain a $250,000 bond with the Racing Commission for its operations through December 31, 1996. The Company obtained the bond through a letter of credit with a bank which is collateralized by a $100,000 certificate of deposit (see Note 1) and a $150,000 bank deposit.

The Company is also required to maintain a bond of $70,000 for the benefit of the Lottery Commission through June 30, 1996. The bonding requirement has been satisfied via the issuance of a $20,000 surety bond and two letters of credit aggregating $50,000, each of which is collateralized by certain bank deposits (see Note 1).

Jackpot Settlement Agreement

In January 1993, the Company entered into a financing arrangement with Jackpot Enterprises, Inc. (Jackpot), the proceeds of which were to be used for redevelopment activities. Pursuant to such arrangement, Jackpot initially provided the Company with a $600,000 letter of credit collateralized by Mountaineer Park's land and improvements to insure the performance of the Company's obligations with respect to racing and video lottery activities under its agreements with the State of West Virginia. For its letter of credit, the Company's issued Jackpot 30,000 shares of its common stock which were valued at $90,000.

The Company and Jackpot were unable to consummate the overall financing arrangement. The agreement provided that if financing could not be reached due to certain contingencies, the Company would be required to issue 250,000 shares of its common stock as liquidated damages. On March 2, 1995, management settled such claim effective June 25, 1994, agreeing to issue shares of its common stock with registration rights. The number of shares of common stock to be issued was based on $512,500 divided by the closing market price per share on the effective date of registration. In the event the Company did not register the shares by May 2, 1995, the Company was, and continued to be, required to issue 12,500 shares on such date and 12,500 shares each 60 days that such registration is not effective. In no event will the Company be obligated to issue more than 250,000 shares of its common stock. The Company recorded a provision for loss of $525,000 in connection with the settlement which is included in the consolidated statement of operations for the year ended December 31, 1994.

During 1995, the Company issued 175,000 shares of its common stock as part of its settlement and, accordingly, $414,000 was reduced from accrued liabilities. At December 31, 1995, $111,000 remains included in accrued liabilities in the accompanying 1995 consolidated balance sheet. Management expects to issue an additional 75,000 shares of its common stock as management does not expect to file an effective registration statement by the deadline provided in this agreement.

Continued

                          WINNERS ENTERTAINMENT, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

NOTE 7 - COMMITMENTS AND CONTINGENCIES, continued

Other Settlement

In July 1994, the Company entered into an agreement settling all claims by a consulting firm arising from an April 1993 financial advisory agreement. The Company agreed to pay fees and expenses of $165,000. An initial payment of $15,000 was made upon execution of the settlement agreement and two additional payments of $15,000 were required from the proceeds of certain unrelated financings by the Company by December 1, 1994. Such payments were not made and the entire balance is due upon demand. At December 31, 1995, the Company has $150,000 outstanding under the agreement, which is included in "accrued liabilities" in the accompanying consolidated balance sheet.

Under the settlement agreement, the Company canceled previously issued warrants to purchase 145,000 shares of common stock with registration rights at $7.00 per share, and instead, issued warrants to purchase 145,000 shares of common stock with registration rights, exercisable at $6.25 per share through December 1996.

Operating Leases

Totalisator System Operating Lease

The Company leased its Totalisator system under an operating lease which was amended November 28, 1995 (see below). Under the terms of the lease prior to amendment, the Company was obligated to pay the lessor approximately $1,500 per live race performance, plus .5% of the wagered handle in excess of $300,000. The Company was also paying $300 per live race day ($550 if no live race performance), plus .5% of simulcast handle in excess of $60,000, per simulcast race day.

Under the amended terms, the Company must pay the greater of $1,000 per live race performance or 0.55% of the live racing handle. In addition, the Company must pay the greater of $300 per live race day ($550 if no live race performance) per simulcast race day or 0.55% of the simulcast racing handle. For the years ended December 31, 1995, 1994 and 1993, the rent expense under the lease was approximately $529,000, $495,000 and $509,000, respectively, which is included in "cost of parimutuel commissions" in the accompanying consolidated statements of operations.

The Company also leases its videotape and closed circuit television systems at a cost of $500 per race day and $125 per simulcast race day under an operating lease expiring in October 2002. The lease was entered into with a company whose ownership included the majority shareholder (an existing shareholder of the Company) at the time of its inception. The Company has the option to purchase the equipment by October 1, 1996 at the estimated fair value of $350,000.
Rental payments made pursuant to this lease for the years ended December 31, 1995, 1994 and 1993 was approximately $142,000, $223,000 and $172,000, respectively.

Video Lottery Terminals Operating Lease

The Company leased 165 video lottery terminals under an operating lease through September 1994. Under the terms of the lease, the Company was obligated to pay the lessor a fixed percentage of video lottery terminal revenues. These video lottery terminals were replaced in September 1994 as discussed below.

Continued

                          WINNERS ENTERTAINMENT, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

NOTE 7 - COMMITMENTS AND CONTINGENCIES, continued

In September 1994, the Company entered into a master lease agreement for 400 new video lottery terminals which was scheduled to expire September 1997 (see below). The monthly lease payments on these 400 video lottery terminals were $72,378, plus taxes, insurance and maintenance costs (see discussion of amendment to the master lease below).

On April 7, 1995, the Company updated the master lease to provide for 400 additional video lottery terminals which were installed in June 1995. In connection with this lease addition, the Company was obligated to pay 36 monthly installments of $83,000 beginning in January 1996 through December 1998 for these 400 additional video lottery terminals. The Company has normalized rent expense over the 42 month lease term (see discussion of amendment to the master lease below).

As of December 31, 1995, the Company had past due payments under the master lease agreement amounting to $190,093 which constituted an event of default. On March 26, 1996, periodic rental payments under the master lease agreement were amended to reflect a new consolidated payment schedule as a result of an event of default by the Company. Under the new agreement, the Company must make monthly payments of approximately $119,000 in March and April 1996, $183,000 from May through October 1996 and $119,000 from November 1996 through January
1999.   In addition to the amounts reflected above, the Company is obligated to make interest payments from March through October 1996 at a rate of 15% on certain past due rental payments under the previous agreement for a total interest obligation of $26,000.

OTHER LEASES

The Company leases office space for its corporate offices under operating leases. To reduce overhead costs, the Company has moved to progressively smaller offices on two occasions since January 1, 1994. The Company's lease for a 6,034 square foot facility in Irvine, California expired at that time, and the Company moved and entered into a new lease for a period of 36 months at a smaller 4,300 square foot office in San Juan Capistrano, California. On November 1, 1995, the Company downsized again and moved to a smaller 880 square foot office in Laguna Beach, California pursuant to a 12 month lease with an option to extend the term for an additional six months. On February 15, 1996, the San Juan Capistrano office was subleased through December 15, 1996, the termination date for the underlying lease. Net annual minimum lease payments at December 31, 1995 are approximately $41,000 and $17,000 per year in 1996 and 1997. Rent expense for the Company's corporate offices included in the consolidated statements of operations amounted to $78,000, $84,000, and $125,000 for 1995, 1994 and 1993, respectively.

For the years ended December 31, 1995, 1994 and 1993, rent expense under its video lottery leases was $1,294,000, $1,203,000 and $790,000, respectively, which is included in "costs of video lottery terminals" in the consolidated statements of operations. At December 31, 1995, the Company has recorded deferred rent obligations of $408,000 in the accompanying consolidated balance sheet, which is included in accrued liabilities.

Future annual minimum payments under all material operating leases as of December 31, 1995 are as follows, after providing for the amended video lottery lease agreement described above:

      Years Ended December 31,
      ------------------------
                1996                               $2,075,000
                1997                                1,912,000
                1998                                1,915,000
                1999                                  522,000
                2000                                  113,000
                Thereafter                            212,000
                                                   ----------

                      Total                        $6,749,000
                                                   ==========

Litigation

In 1995, the Company was served with a complaint by a former employee. The complaint was not answered timely by the Company's counsel and as a result, a default judgment was entered by the court in the amount of approximately $308,000. Management has filed a motion to vacate the judgment. There are no assurances that the motion will be granted or the Company will be successful in defending the matter. Although management believes that the ultimate outcome will not necessarily result in a payment of the judgment amount, the Company has recorded a provision for loss of $308,000 in the accompanying consolidated statement of operations during the year ended December 31, 1995.

Continued

                          WINNERS ENTERTAINMENT, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

NOTE 7 - COMMITMENTS AND CONTINGENCIES, continued

The Company was served with a complaint in 1994 by a jockey who sustained head injuries from a fall during a race at Mountaineer. The plaintiff is seeking both compensatory and punitive damages. Although the matter is covered by insurance, management has been advised by its carrier, after discovery that a jury could award damages in excess of Mountaineer's $1 million policy limits. In the event that such an award is made, the Company would be liable for any such excess amount. Although management believes that the matter will ultimately be resolved within the policy limits, there can be no assurance that it will.

The Company is party to various other lawsuits which have arisen in the normal course of its business. Certain matters are covered by insurance, after the Company meets certain deductible requirements, generally $2,500 per occurrence. It is the opinion of management, that the liability, if any, arising from such lawsuits would not have a material adverse effect on the Company's consolidated financial statements.

Environmental Considerations

The Company has developed and is implementing a corrective action plan in connection with leakage from underground storage tanks. Management has estimated the cost of corrective action to be approximately $143,000 for the cost of equipment to be installed in 1995 and 1996 and for remediation in 1996 and 1997. The Company has recorded a provision for anticipated expenditures of $143,000 in 1995 under "selling, general and administrative" expenses, and has entered into a service contract for the installation of equipment and future remediation costs.

Common Stock Registration Rights

As of April 4, 1996, the Company is obligated to register approximately 4,077,991 shares of its common stock and 4,813,143 shares of its common stock underlying certain options and warrants (see Note 9), which if not registered, could have an adverse impact on the Company's future financial operations or cause substantial dilution to existing shareholders. As discussed elsewhere, the Company has certain price guarantees to sellers of its common stock, which as of April 4, 1996, and based on a closing market price per share of 7/8, the Company would have to issue approximately 5.7 million shares of its common stock. Estimated costs of the registration are not considered significant to the consolidated financial statements taken as a whole. There are no assurances that such registration will be effected.

Pension Plan

Mountaineer has a qualified defined contribution plan covering substantially all of its employees (the "Plan"). The Plan was ratified retroactively on March 18, 1994 by the legislature of the State of West Virginia. The Plan contributions are based on .25% of the race track and simulcast wagering handles, and approximately 0.5% of the net revenues of video lottery activities beginning March 18, 1994. Contributions to the Plan for the years 1995, 1994 and 1993 were $179,000, $106,000 and $102,000, respectively.

Insurance Proceeds From Involuntary Conversion of Assets

In 1994, the Company experienced two fires at Mountaineer, believed to be caused by arson, in which the Company received approximately $241,000 of insurance proceeds. The Company realized a nominal gain based on the net carrying value of the assets destroyed in the fire.

NOTE 8 - RELATED PARTY TRANSACTIONS

Employment Contracts

Effective December 4, 1992 (acquisition date), Mountaineer entered into management agreements with certain former shareholders. In connection therewith, the Company granted options to purchase 400,000 shares of its common stock at $.50 per share. At the time the fair value of the Company's common stock, subject to transferability restrictions, was approximately $3.50 per share. As a result, Mountaineer recorded compensation expense of $600,000 for the year ended December 31, 1994; no amounts were charged in 1995. The agreements have been terminated by mutual consent without further obligation of the parties.

Continued

                          WINNERS ENTERTAINMENT, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

NOTE 8 - RELATED PARTY TRANSACTIONS, continued

In addition, the Company has entered into various employment agreements with certain officers, key management and a consultant for periods of up to three years expiring in 1997. The agreements provide for certain salaries, and stock and stock option incentives (see Note 9) in the ordinary course of business. Minimum annual salaries are approximately $523,000.

Severance Agreement

On April 26, 1995, the Company entered into a severance agreement with its former Chief Executive Officer. In connection therewith, the Company is obligated to pay approximately $440,000 over a period of two years. In addition, the Company repriced certain incentive options and is obligated to provide certain benefits during the term of the agreement. Management discontinued payments under the agreement due to their discovery of certain matters which they believe nullify the agreement. At December 31, 1995, management has an accrued liability of $400,000 which is included in "accrued liabilities" in the accompanying 1995 consolidated balance sheet.

Notes Payable and Advances Receivable From Related Parties

The Company has a note receivable for $240,000 from a shareholder of the Company at December 31, 1995 and 1994, as well as additional noninterest bearing advances of $62,000 made in 1994. The $240,000 note receivable bears interest at 8% per annum, is due on demand, and is collateralized by certain shares of the Company's common stock. No demand has been made by the Company's management through December 31, 1995 as management believes recovery is doubtful. During 1995, the Company has recorded a provision for loss in the amount of $240,000 which is included in "selling, general and administrative" expenses in the accompanying consolidated statement of operations.

In March 1994, the Company lent $50,000 to a company for a term of seven days in exchange for a promissory note bearing interest at 8% per annum. The loan was made upon the recommendation of a significant shareholder of both the Company and the recipient. During 1995, the Company has recorded a provision for loss in the amount of $50,000 which is included in "selling, general and administrative" expenses in the accompanying consolidated statement of operations. In April 1996, the Company and the recipient renegotiated, cancelled the original note, and executed a substitute and replacement confessed judgment promissory note in the principal amount of $58,333 at 8% per annum, all due and payable August 4, 1996.

Notes Payable to Related Parties

During the year ended December 31, 1993, the Company fully paid certain 8% notes payable totaling $401,000 to the former majority shareholder of Mountaineer (see
Note 2) and an existing shareholder of the Company.

At December 31, 1993, the Company had a $70,000 demand note due to an officer/shareholder that bore interest at 6.25% per annum. The note was paid in full in January 1994.

During 1995, the Company incurred salaries to key management, which remain unpaid; at December 31, 1995, such amounts accrued were approximately $204,000. In February 1996, management agreed to accept an aggregate of 466,676 shares of the Company's common stock in satisfaction of the amounts due them. Such shares have an approximate value of $204,000; therefore, no additional compensation expense will be recorded as a result of the issuance of common stock.

Continued

                          WINNERS ENTERTAINMENT, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

NOTE 9 - SHAREHOLDERS' EQUITY

Stock and Warrants Issued in Connection With Plan of Reorganization

As part of the Company's Plan of Reorganization, which was confirmed January 15, 1992, the Company issued certain warrants to purchase its common stock. During the year ended December 31, 1993, the Company received $2,239,000 for the purchase of 373,241 shares of its common stock as a result of the exercise of Series C warrants. The warrants expired in March 1993.

Redeemable Common Stock

In connection with certain arrangements entered into by the Company as of December 31, 1994 (see Notes 2 and 10), 367,937 common shares could have been put to the Company at $6.00 per share upon demand. In 1995, 98,333 redeemable shares issued in connection with its oil and gas activities (Note 10) were satisfied through the issuance of 373,600 additional shares of its common stock as reflected in the aggregate in the accompanying 1995 consolidated statement of shareholders' equity. In 1995, 194,500 common shares valued at $212,000 were issued for the cancelation of 104,500 redeemable shares with put rights of certain holders of Golden Palace acquisition debt. In connection therewith, the Company issued 276,750 redeemable shares which are subject to registration with the SEC and have a guaranteed selling price of $1.50 per share at the time of registration. At December 31, 1995, 441,854 shares of redeemable common stock are outstanding.

In connection therewith, the Company has classified the put value of such shares of $1,405,000 and $2,208,000, respectively, as "redeemable common stock" in the consolidated balance sheets at December 31, 1995 and 1994. Management has reflected the value certain of these shares as a current liability in the accompanying consolidated balance sheet at December 31, 1995 and 1994 to the extent management believes these shares should have been registered. Amounts reflected as noncurrent are based on scheduled payments in the event such shares are not registered.

Common Stock and Options Issued for Services

From time to time in the ordinary course of business, the Company has issued restricted common stock in exchange for services, interest and obligations. The Board of Directors has determined the fair value of such shares based on 50% of the value of freely tradable shares as determined through NASDAQ market quotations. Such values are charged to operations or have extinguished obligations depending upon the nature of the agreements.

During the year ended December 31, 1995, the Company issued 77,332 shares valued at approximately $42,000 for services rendered, and the value of such shares was charged to the 1995 consolidated statement of operations; also see following paragraph for additional shares issued in 1995.

During the year ended December 31, 1994, the Company issued 50,000 shares valued at approximately $110,000 for services rendered, and the value of such shares was charged to the 1994 consolidated statement of operations. Also in 1994, the Company issued 97,500 shares of its common stock valued at $100,000 to a financial consultant to seek capital for the Company; in 1995, such shares were cancelled by mutual consent of the parties. The value of such shares, included in noncurrent "Accrued Liabilities" at such value, will be settled through the issuance of common stock in 1996. In addition, the Company issued 10,681 shares of its common stock for certain accounts payable valued at $40,000.

During the year ended December 31, 1993, the Company issued 197,787 shares valued at approximately $619,000 for services rendered and letter of credit fees for Jackpot, and the value of such shares was charged to the 1993 consolidated statement of operations.

In connection with certain employment agreements (see Note 8), the Company has granted to two former shareholders of Mountaineer an option to purchase 400,000 shares of the Company's common stock at $.50 per share. The options are exercisable beginning January 1993 and expire January 1996. The excess of the estimated value of these shares of $3.50 each over their option price is included as compensation expense over the two-year term of the employment agreements, as amended. Compensation expense included in the consolidated statements of operations for each of the years ended December 31, 1994 and 1993 is $600,000.

Continued

                          WINNERS ENTERTAINMENT, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

NOTE 9 - SHAREHOLDERS' EQUITY, continued

During 1995, 216,667 shares were exercised for $108,000 of which $69,000 remains unpaid. At December 31, 1995, this receivable from the exercise of these stock options is shown as a reduction in stockholders' equity.

Shares Issued for Cash

From January 1994 through May 1994, the Company issued 727,866 shares of its common stock for $2,193,000, net of commissions of $146,000 and 58,333 restricted shares of its common stock. The 58,333 shares were issued for a capital raising activity and thus are effectively charged to consolidated shareholders' equity. In 1994, the Company received $200,000 for the exercise of options to purchase 50,000 shares of its common stock.

From July through December 1993, the Company issued 746,755 shares of the Company's common stock for $3,280,000, net of commissions of $592,000 and 125,000 restricted shares valued at $250,000. The 125,000 shares were issued for a capital raising activity and thus are effectively charged to consolidated shareholders' equity. The 746,755 shares are exempt from registration under Regulation S of the Securities Act of 1933, whereby nonresident, aliens of the United States (i.e., foreign purchasers) may purchase shares with a 40 day restricted period.

See above and Note 2 for a total of 286,667 shares purchased from the exercise of stock options at $0.01 and $0.50, per share.

Stock Option Plans

In May 1992, the Board of Directors approved the grant of nonqualified options to purchase 600,000 shares to certain officers and directors of the Company. Each option entitles the holder to purchase one share of common stock at an exercise price of $1.06 per share and is fully vested as of the date of grant. The exercise price approximates the fair value of the shares at the date of grant; such options expire in May 1997.

In October 1992, the Board of Directors adopted an incentive stock option plan meeting the requirements of Section 422 of the Internal Revenue Code. The plan reserves 1,200,000 shares for issuance which were granted effective October 1992. The options are exercisable at the then fair market value of $4.875 per share (unless such options are granted to a 10% shareholder, in which case the exercise price would be no less than 110% of the then fair market value), and are exercisable over a period of five (5) years, subject to certain restrictions. Options to acquire approximately 1,200,000 shares are exercisable at December 31, 1995 and no options have been exercised to date. In December 1994, the Board of Directors adopted an amendment to reprice the options at $2.00 per share; shareholder approval was obtained on September 11, 1995.

In May 1995, the Board of Directors approved the grant of nonqualified options to purchase 823,047 shares to certain officers and directors of the Company. Each option entitles the holder to purchase one share of common stock at an exercise price of approximately $1.22 per share and is fully vested as of the date of grant. The exercise price approximates the fair value of the shares at the date of grant; such options expire in September 1998. Shareholder approval was obtained on September 11, 1995.

In November 1995, the Board of Directors adopted, subject to shareholder approval, an incentive stock option plan meeting the requirements of Section 422 of the Internal Revenue Code (see above for certain requirements under Section
422). The plan reserves 500,000 shares for issuance which were granted effective January 23, 1996. The options will be exercisable at the then fair market value of $.5625 per share, and are exercisable over a period of five (5) years, subject to certain restrictions.

Continued

                          WINNERS ENTERTAINMENT, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

NOTE 9 - SHAREHOLDERS' EQUITY, continued

From time to time, the Company issued options and warrants (exclusive of the options and warrants described in the preceding paragraphs) to unrelated entities in connection with service arrangements to purchase shares of its common stock at their estimated fair value ranging from $0.01 to $8.00 per share, expiring at various dates through April 1998.

During each of the years in the three year period ended December 31, 1995, stock options and warrants activity is as follows:

                                           Shares             Price Range
                                          Available            per Share
                                          ---------           -----------
  Balance, January 1, 1993                3,388,176           $0.01-$6.00

  Granted                                   315,000           $3.00-$8.00
  Canceled                                  (70,185)          $3.00-$6.00
  Exercised                                (373,241)          $4.00-$6.00
                                          ---------

  Balance, December 31, 1993              3,259,750           $0.01-$8.00

  Granted                                 1,155,000           $3.00-$6.25
  Canceled                                 (605,000)                $7.00
  Exercised                                 (50,000)                $4.00
                                          ---------

  Balance, December 31, 1994              3,759,750           $0.01-$8.00

  Granted                                   868,047           $1.21-$2.00
  Canceled                                  (10,000)                $8.00
  Exercised                                (286,667)          $0.01-$0.50
                                          ---------

  Balance, December 31, 1995              4,331,130(1)        $0.01-$8.00
                                          =========

  Exercisable at December 31, 1995        4,331,130
                                          =========

(1) Includes options to purchase 130,000 shares of common stock at $0.01 per share.

See Notes 2, 3, 5, 7 and 10 for additional transactions in which the Company issued its common stock and Note 7 for discussion on commitment to register certain common stock and the underlying common stock of options and warrants and dilution impact.

NOTE 10 - DISCONTINUED OPERATIONS

The Company acquired certain oil and gas interests as part of its plan of reorganization in 1992. On March 31, 1993, the Company's Board of Directors approved a formal plan of orderly liquidation to divest its oil and gas operations. This decision was precipitated by several factors, including the long-term potential of the Company's gaming operations and the anticipated time to be devoted to it by management. In February 1993, the Company decided not to continue to pursue funds in the public market to undertake the drilling of oil and gas properties primarily due to the expiration of "Section 29" credits, a credit against federal income taxes for gas produced from Devonian shale or tight formations from wells commenced before January 1993. As discussed further, the Company sold certain interests in these oil and gas assets in December 1994. Certain interests are currently under rework, to be later sold after management has enhanced the ultimate value of such interests.

Continued

                          WINNERS ENTERTAINMENT, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

NOTE 10 - DISCONTINUED OPERATIONS, continued

The following is a summary of the significant accounting policies and a description of other issues pertaining to the oil and gas operations.

Significant Accounting Policies

The Company follows the successful efforts method of accounting for its oil and gas activities. Costs of property acquisitions, successful exploratory wells, all development costs, and support equipment are capitalized. Costs of unsuccessful exploratory wells are expensed when determined to be nonproductive. Production costs, overhead and all exploratory drilling costs are expensed as incurred. The carrying value of proved and unproved reserves are subjected to a "ceiling test" based on the sum of (a) discounted future net cash flows from proven reserve estimates, (b) the cost of properties not being amortized and (c) the lower of cost or fair value of estimated unproved reserves; impairment of the carrying value of such reserves is charged to operations. Costs of abandonment and remedial work are expensed over the life of the net future production cash flows.

Depletion of the cost of producing oil and gas properties has been computed on the unit-of-production method. Due to the Company's decision to discontinue these operations, no depletion has been recorded adjusted to their net realizable value.

The consolidated financial statements reflect the operating results and balance sheet items of its oil and gas operations separately from continuing operations pursuant to the plan of divestiture. The assets of the discontinued operations are shown net of the allocated liabilities.

In 1993, management believed that the operations would have been sold within a period of one to two years, but due to certain delays and cash flow considerations, management was not able to complete its rework on the properties in the state of Michigan within the time originally estimated. Management does not intend to retain the interest for the purpose of operating the wells.

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves

Standardized measures of discounted future net cash flows and changes therein relating to proved oil and gas reserves are not presented since the Company does not intend to produce any oil and gas on a continuing basis.

Remaining Oil and Gas Interests

The Company's remaining assets are located in Michigan, consisting of a 25% working interest in a 64% net revenue interest in proved reserves; 34 wells exist on the property which have been inoperative since the Company's ownership. Fleur-David Corporation is currently in the process reworking the wells, which upon commencement of production, is expected to enable the wells to generate production of approximately 3,300,000 barrels (BBLs) of oil, over a period of ten years, with approximately 65% of such reserves recoverable over a period of four years. Leases, for which the 34 wells are located, are held by force majure (by production).

Continued

                          WINNERS ENTERTAINMENT, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

NOTE 10 - DISCONTINUED OPERATIONS, continued

In December 1993, the Company entered into an agreement with Fleur-David Corporation, whereby the Company contributed its 64% (original interest) working interests in proved reserves. Fleur-David assumed a note payable of $375,000, plus accrued interest from the Company, and paid approximately $250,000 in well lease maintenance costs. In addition, Fleur-David was granted options to purchase 121,500 shares of the Company's common stock at their then fair market value of $4.00 each. Fleur-David was also to provide substantially all the expertise and fund 75% of the costs to perform rework and water-flood of approximately $2,200,000. The Company's is responsible for 25% of such costs or approximately $550,000 and will be paid through the proceeds received from the exercise of the options described above, as well as cash available from continuing operations.

Fleur-David also obtained a covenant not to sue for clean-up and abandonment costs from the State of Michigan, as required by the joint venture, by depositing $188,000 into an environmental escrow account required by the state. The Company retains a 25% net revenue interest in the joint venture through the joint venture. An adjustment to the carrying value of these oil and gas proved reserves was not affected since the additional costs incurred, and to be incurred by Fleur-David, enhance the value of the interest retained by the Company by a corresponding amount.

The Michigan well sites require certain remedial activities, which include abandonment costs. Management has estimated the cost of such remedial activities to range from $1,200,000 to $2,000,000 should its current plan of operation with Fleur-David not continue. Management expects to continue with its initial rework and eventual waterflood project with Fleur-David to minimize the Company's costs associated with remediation and abandonment of the wells. The Company's estimated cost of rework and waterflood, as a 25% joint venture interest holder, is $550,000, $297,000 of which has been paid through December 31, 1995, and the remaining $252,000 included as a liability in the net assets of discontinued operations in the accompanying 1995 consolidated balance sheet.

Oil and Gas Leases

Certain leases were acquired in 1992 as part of the Company's plan of reorganization from Biscayne Petroleum Corporation. On March 25, 1993, the seller agreed to amend certain terms of the acquisition agreement, which, as so amended, provided for the payment of $50,000 in 1993 and the issuance of 226,286 shares of the Company's common stock in satisfaction of the purchase price. The March 1993 amendment also rescinded the issuance of 20,000 shares in December 1992 for $100,000 of debt and $20,000 of interest as reflected in the consolidated statements of shareholders' equity. The purchase price remained unchanged, after the amendment discussed above, at $2,000,000. The leases, held by production, were assigned for consideration, along with the 77 wells discussed below, in December 1994.

Continued

                          WINNERS ENTERTAINMENT, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

NOTE 10 - DISCONTINUED OPERATIONS, continued

Oil and Gas Wells

Certain oil and gas interests, consisting of 77 production wells, were acquired in 1992 as part of the Company's plan of reorganization from Biscayne Petroleum Corporation. On March 25, 1993, the sellers agreed to convert the outstanding principal balance of an unpaid acquisition note of $590,000, into 98,333 shares of the Company's common stock subject to registration rights and a put right at a price of $6.00 per share (see Note 9 "Redeemable common stock"), and payment of $100,000 in March 1993.

In September 1994, the Company negotiated certain additional terms extending the date by which the registration of the 98,333 shares was required to be effected to March 31, 1995, as amended. However, because the registration was not effected as of March 31, 1995, subject to the terms of the agreement, the Company was obligated to pay $590,000, less the average market value of the 98,333 shares of common stock for a value of $123,000, or $467,000, in 12 equal monthly installments, together with interest at 9% per annum beginning April 1, 1995.

On March 31, 1995, the agreement was amended to extend the payment term and amounts such that the note will be interest only at 10% per annum from April 1, 1995 until October 1, 1995, at which time the outstanding principal balance was to be amortized over 36 months with a balloon payment due on October 1, 1996, together with unpaid interest thereon. On October 1, 1995, the parties agreed to covert the entire principal balance of $467,000 into 373,600 shares of the Company's common stock based on a value of $1.25 per share. In 1995, the 98,333 shares discussed above, plus the 373,600 shares (471,933) valued at an aggregate amount of $590,000 are reflected in the accompanying consolidated statement of shareholders' equity during the year ended December 31, 1995.

In September 1993, the Company recorded a provision of $1,471,000 for an estimated loss on the disposal of its leases and 77 wells located in Southeastern Ohio. The Company's estimate was based on the current conditions in the gas market, estimated costs to prepare such sites for sale, lease expirations (see reserve quantity information below) and sales commissions.

Related Party Transactions

Sale of Oil and Gas Leases and Wells

In December 1994, the Company entered into an arrangement to sell certain proved and unproven gas reserves located in Southeast Ohio for notes valued at approximately $426,000 to a party related to an officer and shareholder of the Company. In connection therewith, the Company obtained two notes, a $300,000 note, bearing interest at 8% per annum, payable $10,000 per month beginning May 1995, and a $150,000 noninterest bearing note, payable based on 50% of excess revenues over $10,000 per month from production, secured by the assets sold.
The Company recorded a loss on the sale of these assets of $567,000 which is included in loss on disposal of oil and gas operations. At December 31, 1995, the principal balance on the note receivable is approximately $386,000.

Notes Payable

During 1994 and 1995, various corporate affiliates of Mr. Arneault advanced an aggregate sum of approximately $100,000 to ExCal primarily to cover overhead expenses in connection with the maintenance of leases and other costs associated with the Registrant's existing oil and gas interests in Michigan and former interests in Ohio. In February 1996, such accrued amount, along with accrued interest thereon at the rate of 10% per annum, was converted into a demand promissory note in the principal amount of $100,218 payable to Mr. Arneault at the rate of 10% per annum. No material overhead expenses are expected to be incurred in 1996.

Continued

                          WINNERS ENTERTAINMENT, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

NOTE 10 - DISCONTINUED OPERATIONS, continued

The following summarizes the net assets of the discontinued operations as of December 31, 1995 and 1994 and the results of its operations for each of the years in the three-year period ended December 31, 1995.

                              Balance sheet items
                           December 31, 1995 and 1994

                                              1995               1994
                                           ----------         ----------
Assets:
  Cash                                     $   ---            $   ---
  Receivable from sale of assets              386,000            426,000
  Oil and gas activities -
    Working interest in proved oil
      and gas properties                    2,582,000          2,582,000
                                           ----------         ----------
                                            2,968,000          3,008,000
                                           ----------         ----------
Less liabilities:
   Accrued liabilities                       (252,000)          (350,000)
   Payables to related parties               (100,000)           (42,000)
                                           ----------         ----------

Net assets                                 $2,616,000         $2,616,000
                                           ==========         ==========

                       Results of its operations for the
                  years ended December 31, 1995, 1994 and 1993

                                   1995              1994             1993
                                ----------         --------         ---------
Revenues                        $   ---            $184,000         $ 268,000
                                ----------         --------         ---------

Costs and expenses:
  General and administrative        ---             148,000           224,000
  Operating costs, including
   depletion of $100,000 in
   1993                             ---             109,000           226,000
                                ----------         --------         ---------
Total costs                         ---             257,000           450,000
                                ----------         --------         ---------

Loss from operations            $   ---            $(73,000)        $(182,000)
                                ==========         ========         =========

Reserve Quantity Information

                                                Oil             Gas
                                             (in BBLs)        (in MCF)
                                            ----------       ---------
Proved developed:

 Balances, January 1, 1993                   2,134,800        1,095,530
   Revisions of previous estimates              ---             (58,378)
   Production                                   ---            (134,952)
                                            ----------       ----------

 Balances, December 31, 1993                 2,134,800          902,200
   Revisions of previous estimates           1,180,000(1)        ---
   Production                                   ---             (99,000)
   Sale of assets                               ---            (803,200)
                                            ----------       ----------

 Balances, December 31, 1994                 3,314,800           ---

   Activity                                     ---              ---

 Balances, December 31, 1995                 3,314,800           ---
                                            ==========       ==========

(1) In 1994, management determined that certain reserves existed in an additional formation (Berea) which has been included in the Company's reserve analysis.

Continued

                          WINNERS ENTERTAINMENT, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

NOTE 11 - INCOME TAXES

At December 31, 1995, the Company has net operating loss carryforwards of approximately $23,000,000 for federal income tax reporting purposes and approximately $5,111,000 for state reporting purposes, expiring through 2010. The Tax Reform Act of 1986 includes provisions which limit the Federal net operating loss carryforwards available for use in any given year if certain events, including a significant change in stock ownership, occur. Because of such limitations, the Company may only utilize net operating loss carryforwards of approximately $1,500,000 per year for such losses of approximately $3,200,000 incurred prior to December 1992; additional limitations are believed to exist between 1992 to 1995. Temporary differences are not considered significant, exclusive of the differences (see below) in financial and tax reporting bases of assets acquired from Mountaineer in a statutory tax-free exchange.

At December 31, 1995 and 1994, the deferred taxes of $1,529,000 and $1,662,000, respectively, represent the nondeductible tax bases of assets acquired from Mountaineer totaling approximately $4,900,000 net of depreciation. The benefit for income taxes in the consolidated statement of operations for the years ended December 31, 1995, 1994 and 1993 represents the tax effect of nondeductible depreciation less certain minimum state taxes paid.

The Company's only significant deferred tax asset as of December 31, 1995 and 1994 is approximately $8,700,000 and $6,800,000, respectively related to the net operating loss carryforwards for federal and state tax reporting purposes. The Company's valuation allowance at December 31, 1995 and 1994 was approximately $8,700,000 and 6,800,000, respectively. The valuation allowance at January 1, 1994 and 1993 was approximately $3,467,000 and $1,079,000, respectivly. The difference between the federal income tax benefit using a 34% and the benefit recorded in the accompanying statements of operations for each of the years in the three-year period ended December 31, 1995 related primarily to increases in the valuation allowances in each year.

NOTE 12 - SEGMENT REPORTING

The Company operates in two segments, oil and gas and gaming. The Company has not presented segment information in accordance with Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" because its oil and gas operations have been discontinued, are separately disclosed in the accompanying consolidated financial statements and will not be significant in the future.

NOTE 13 - RACING OPERATIONS

The Company conducts thoroughbred horse racing at Mountaineer Park Race Track and Gaming Resort. Under West Virginia Horse Racing Law, the Company's commission revenue is a designated portion of the parimutuel wagering handle (amounts wagered).

The Racing Commission authorized a minimum of 220 days of racing; the Company was in compliance with this provision in years reported. The Company is subject to annual licensing requirements established by the Racing Commission which has been renewed through December 31, 1996.

In August 1994, the Company renewed its contract with the West Virginia Horsemens' Benevolent Protection Association (HBPA) for a period of three years. In connection therewith, the Company is required to provide average daily horse racing purses of at least $22,500, as well as operate a certain number of races per day based on criteria provided in the contract.

Continued

                          WINNERS ENTERTAINMENT, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

NOTE 13 - RACING OPERATIONS, continued

The Company pays purses for each race day to the horsemen and HBPA. The Company receives a credit towards future purses for the difference of purses paid and amounts earned by the horsemen and HBPA. The horsemen and HBPA earn a percentage of the live and simulcast (satellite off-track wagering) race handle less winning tickets and certain costs incurred by the Company, including certain video lottery contractual expenses (approximately 15.5% of net video lottery revenues) paid to the horsemen and HBPA.

The amounts paid in excess of the amounts earned are reflected in the accompanying balance sheet as "prepaid purses" and totaled $352,000 at December 31, 1994. At December 31, 1995, purses earned in excess of amounts funded of $85,000 are reflected in the accompanying 1995 consolidated balance sheet as "accrued liabilities".

A summary of the parimutuel handle and deductions, including off-track wagering, for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                1995            1994            1993
                            ------------    ------------    ------------
Total parimutuel wagering
 handles                    $ 39,819,000    $ 35,475,000    $ 40,961,000
Less patrons' winning
 tickets                     (31,637,000)    (28,246,000)    (32,646,000)
                            ------------    ------------    ------------
                               8,182,000       7,229,000       8,315,000
Less:
  Parimutuel tax paid to:
    State of West Virginia
     and county                 (472,000)       (442,000)       (448,000)
  Purses and Horsemen's
   Association                (3,447,000)     (3,019,000)     (3,544,000)
                            ------------    ------------    ------------

Parimutuel commissions      $  4,263,000    $  3,768,000    $  4,323,000
                            ============    ============    ============

Continued

                          WINNERS ENTERTAINMENT, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

NOTE 14 - GAMING OPERATIONS

On March 17, 1994, the West Virginia State Legislature expressly authorized the operation of up to 400 video lottery terminals through December 31, 1994, subject to voter approval in a Hancock County referendum, which was approved on May 10, 1994. The statute authorizing the operation of video lottery terminals expires, unless extended, on June 13, 1997. In 1995, the Company received approval from the West Virginia Lottery Commission (the "Lottery Commission") to operate up to 1,000 video lottery terminals, and subsequently increased the number of terminals in operation from 400 to 800.

One half of all video lottery terminals must be located in the racetrack grandstand and clubhouse, while the balance may be located at the Company's on-site lodge, as long as parimutuel wagering is operated therein. The Company is subject to annual licensing requirements established by the Lottery Commission which was renewed through June 1996.

In connection with its video lottery operations, the Company had the following gross wins and losses for the years ended December 31, 1995, 1994 and 1993:

                                 1995            1994            1993
                             ------------    ------------    ------------
Total gross winnings         $ 55,988,000    $ 23,214,000    $ 16,736,000
Less losses (patron
 payouts)                     (39,509,000)    (15,733,000)    (11,443,000)
                             ------------    ------------    ------------

Revenues - Video lottery
 terminals                   $ 16,479,000    $  7,481,000    $  5,293,000
                             ============    ============    ============

With respect to the operations of video lottery terminals subsequent to March 17, 1994, the Company pays an administrative fee to the Lottery Commission not to exceed 4% of video lottery terminal net revenues. After assessment of the administrative fee, the Company is obligated to contribute legislatively designated amounts to various funds. These amounts are included in "cost of video lottery terminals" in the consolidated statements of operations.

Amounts contributed to these funds for the years ended December 31, 1995 and 1994 were as follows:

                                                   1995              1994
                                                ----------        ----------
HBPA purses (Note 13)                           $2,470,000        $1,070,000
Company pension plan (Note 7)                       80,000            31,000
West Virginia tourism promotion fund               478,000           187,000
West Virginia Breeders' Classic fund               159,000            62,000
West Virginia general fund                       4,780,000         2,371,000
Hancock County general fund                        319,000           125,000
Veterans Memorial fund                             159,000            63,000
                                                ----------        ----------

                                                $8,445,000        $3,909,000
                                                ==========        ==========

On June 2, 1994, the Company entered into a development agreement with American Gaming Entertainment, Ltd. (formerly Gamma International, Ltd.) ("AGEL"), an affiliate of Bennett, to provide services for development activities, implementation of accounting and information systems and certain personnel activities until AGEL was approved by the Lottery Commission. Upon approval in October 1994, a long-term management agreement was executed.

Continued

                          WINNERS ENTERTAINMENT, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

NOTE 14 - GAMING OPERATIONS, continued

Pursuant to the management agreement, the Company was obligated to pay 3% of gross revenues, of video lottery and other non-parimutuel gaming and gaming support operations, as defined, plus 8% of earnings before interest, taxes, depreciation and amortization, as defined, from all operating activities of Mountaineer. In the event of default by the Company, it would be required to pay certain monies based on the remaining number of months through 1997, or in the case of extension of video lottery activities by the State of West Virginia, through the term of the agreement. The monthly base default fee begins at $83,333. Management and consulting fees charged to "cost of video lottery terminals" in the accompanying consolidated statements of operations during the years ended December 31, 1995 and 1994 were $321,000 and $133,000, until such time as a stay agreement was executed (see below). In addition, during 1994, the Company advanced AGEL $300,000 which was used to reduce future management fees and expenses. At December 31, 1994, prepaid management fees in the accompanying consolidated balance sheet were $220,000.

The Company's management agreement with AGEL has been stayed pursuant to a stay agreement effective June 30, 1995, and has been replaced by a consulting agreement, dated July 1, 1995, until such time that Bennett complies with certain requirements of the Lottery Commission. The consulting agreement calls for American Newco, Inc. (owned by certain officers and shareholders of AGEL) to continue to provide consulting services in connection with the Company's video lottery operations at the rate of $10,000 per month, subject to increases of up to $10,000 per month for additional services which may be provided, through March 17, 1997. Fees under this consulting agreement are substantially less than those which would have been paid under the original management agreement.

Should the stay agreement or the consulting agreement be terminated in accordance with certain contingencies contained therein, the management agreement shall also terminate. However, should the Lottery Commission determine that Bennett has fully complied with its information requirements, then the management agreement will be reinstated with the original terms as defined above. At December 31, 1995, accrued consulting fees in the accompanying consolidated balance sheet totaled $60,000.

The personal involvement of the two shareholders of American Newco, Inc. as consultants to the Company is a material element of the contract. Since September 1995, neither shareholder has provided such services and, as a result, the Company has paid no consulting fees since that time. Management believes that such failure to perform constitutes a material breach of the Consulting Agreement and a resulting material breach of the Management Agreement. Although there can be no assurances, Management believes that the Management Agreement will not be reinstated.

NOTE 15 - STATEMENTS OF CASH FLOWS

The statements of cash flows exclude the effects of noncash investing and financing activities for all periods presented. Supplemental disclosures of significant noncash activities are as follows:

1995

In 1995, 202,833 redeemable common shares valued at $1,217,000 were satisfied through 463,600 additional shares of its common stock (see Notes 2, 9 and 10). Also see following paragraph for additional shares issued in 1995.

The Company issued 225,000 shares to Bennett for loan fees; these amounts, plus 285,000 shares valued at $1,710,000 (aggregate $3,060,000 of costs) were reversed in 1995 due to the cancellation of the $6.00 price guarantee. In satisfaction of such, the Company ultimately issued 1,020,000 additional shares valued at $1,530,000 and relinquished its rights to the original 510,000 at a value of $478,000. Such costs were accounted for as deferred finance costs, interest and capitalized interest to its construction in progress (Notes 1 and 5).

Continued

                          WINNERS ENTERTAINMENT, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

NOTE 15 - STATEMENTS OF CASH FLOWS, continued

During the year ended December 31, 1995, the Company issued 77,332 shares valued at approximately $42,000 for services rendered, and the value of such shares was charged to the 1995 consolidated statement of operations. Certain services were rendered in 1995 which were to be satisfied through the issuance of common stock; however, the parties cancelled 97,500 shares issued in 1994 which were valued at $100,000. Such amounts are reflected as a reduction from stockholders' equity with a corresponding increase in accrued liabilities.

In connection with the Jackpot settlement (Note 7), the Company issued 175,000 shares of its common stock in satisfaction of noncurrent accrued liabilities totalling $414,000 ($525,000 accrued at December 31, 1994); approximately $77,000 at December 31, 1995 are expected to be reduced through the issuance of 75,000 shares in 1996.

Certain finance fees totalling $997,500 (Note 5) which were accrued as deferred finance costs in at December 31, 1995, were canceled due to the amendment by the Company and Bennett. In addition in 1995, the Company issued 60,850 shares in satisfaction of a note payable of approximately $43,000.

1994

During 1994, the Company issued 50,000 common shares for various services rendered valued at $110,000. The Company also issued 10,681 and 97,500 shares of its common stock valued at $40,000 and $100,000, respectively for certain accounts payable and other current assets. The Company recorded compensation expense of $600,000 as a result of options to purchase the Company's common stock at below market values granted to two former shareholders of Mountaineer (see Note 9).

From July 1994 to December 1994, the Company issued 285,000 common shares valued at $1,710,000, accrued $200,000 in loan commissions to be paid in 1995, and accrued $998,000 of construction financing costs which will be satisfied through the issuance of common stock. Components of such costs of $1,568,000, $709,000 and $631,000 are excluded from cash expended for deferred financing costs, buildings and improvements and interest expense, respectively.

In December 1994, the Company accrued a liability for the Jackpot settlement costs of $525,000 which will be satisfied through the issuance of its common stock in 1995.

See Note 3 for discussion of sale of investment and settlement agreement for noncash transactions.

During 1994, the Company had certain noncash provisions, net of benefits, reflected in operations aggregating a net benefit of $29,000.

1993

On January 1, 1993, the Company adopted SFAS 109, "Accounting for Income Taxes" and, as a result, recorded deferred income taxes of $1,952,000 with a corresponding increase to property.

In April 1993, the Company issued 50,000 shares of its common stock valued at $300,000 to acquire a 20% interest in a ground lease (see Note 2).

Continued

                          WINNERS ENTERTAINMENT, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1995

NOTE 15 - STATEMENTS OF CASH FLOWS, continued

On March 31, 1993, the holders of $750,000, 8% convertible debentures elected to convert their debentures and accrued interest of $82,000 into 416,197 shares of common stock.

On March 25, 1993, $1,382,000 in debt related to oil and gas activities was converted into 226,286 shares of common stock (valued at $792,000) and 98,333 shares of Redeemable common stock (valued at $590,000). In addition, 20,000 shares of common stock issued in 1992 for $100,000 of debt and $20,000 of interest were rescinded.

In July 1993, the Company reconveyed land acquired in Cripple Creek, Colorado, valued at $1,315,000, to the seller in exchange for long-term debt of $1,315,000 (see Note 2).

The Company issued 197,787 shares for various services rendered in 1993 valued at $619,000. The Company recorded compensation expense of $600,000 as a result of options to purchase the Company's common stock at below market values granted to two former shareholders of Mountaineer (see Note 9).

During 1993, the Company had certain noncash provisions, net of benefits, reflected in operations aggregating $145,000. Such amounts were expected to provide future benefits or were based on estimates at December 31, 1992.

NOTE 16 - SUBSEQUENT EVENTS

Expanded Gaming Legislation

In March 1996, the West Virginia code was amended to permit game themes depicting symbols on reels, commonly referred to as "line games" or "video slot games". The legislation will go into effect in June 1996, unless vetoed by the Governor of West Virginia.

Lease Amendment

In March 1996, the Company amended its master lease for its video lottery terminals (see Note 7).

Bridge Financing

In March 1996, the Company entered into five short-term note agreements aggregating $750,000 due in five monthly equal principal installments of $150,000 each, commencing 30 days from the date of the loan. The Company received an aggregate $570,000 of proceeds. In addition, the Company issued 75,000 shares of its common stock valued at approximately $50,000 as consideration for the loan. Total interest costs on this indebtedness are expected to be approximately $230,000 and will be charged to operations in 1996.

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Winners Entertainment, Inc.

We have audited the consolidated financial statements of Winners Entertainment, Inc. and subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated April 5, 1996; such consolidated report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Winners Entertainment, Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                Corbin & Wertz



Irvine, California
April 5, 1996

                          WINNERS ENTERTAINMENT, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNT



        COLUMN A                        COLUMN B                COLUMN C                 COLUMN D               COLUMN E
        --------                       ----------               ---------               ----------              --------
                                       BALANCE AT                                                               BALANCE
                                        BEGINNING                                                                AT END
                                        OF PERIOD               ADDITIONS               DEDUCTIONS              OF PERIOD
                                       ----------               ---------               ----------              ---------

Year ended, December 31, 1995(1):

  Provision for doubtful notes
    receivable                          $      --            $  290,000                $      -- (1)           $  290,000
  Allowance for deferred
    tax assets                           6,868,000            1,592,000                       --                8,460,000
                                        ----------           ----------                ----------              ----------
                                        $6,868,000           $1,882,000                $      --               $8,750,000
                                        ==========           ==========                ==========              ==========
Year ended, December 31, 1994(1):

  Allowance for deferred tax
    assets                              $3,467,000           $3,401,000                $      --               $6,868,000
                                        ==========           ==========                ==========              ==========

Year ended December 31, 1993(1):

  Allowance for deferred tax
    assets                              $1,079,000           $2,388,000                $      --               $3,467,000
                                        ==========           ==========                ==========              ==========

- ---------------

(1) During each of the years reported, allowances for trade receivables were not significant.