Form 10-Q
WINNERS ENTERTAINMENT INC
filed 1996-05-20
CIK 834162

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 for the Quarterly Period Ended MARCH 31, 1996

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE  SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-22521

                          WINNERS ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                          84-1103135
             (State or other jurisdiction of        (I.R.S. Employer
             incorporation or organization)         Identification No.)

         1461 GLENNEYRE STREET, SUITE F, LAGUNA BEACH, CALIFORNIA 92651
                    (Address of principal executive offices)

                                 (714) 376-3010
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
   1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been the subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                    ---     ---

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        COMMON STOCK, $.00001 PAR VALUE
                                     Class

                               18,268,675 SHARES
                          Outstanding at May 16, 1996

                               TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1 -   Financial Statements

     Condensed and Consolidated Balance Sheets
         at December 31 1996 and 1995..................................      1


     Condensed and Consolidated Statement of Operations
         for the Three Months Ended March 31, 1996 and 1995............      3


     Condensed and Consolidated Statement of Cash flows
         for the Three Months Ended March 31, 1996 and 1995............      4


     Notes to Condensed and Consolidated Financial Statements..........      5



Item 2  -  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      9

     Results of Operations.............................................      9

     Revenues..........................................................      9

     Costs and Expenses................................................     13

     Cash Flows........................................................     13

     Liquidity and Sources of Capital..................................     15


PART II -   OTHER INFORMATION

Item 1  -   Legal Proceedings..........................................     14

Item 2  -   Changes in Securities......................................     15

Item 3  -   Defaults Upon Senior Securities............................     15

Item 4  -   Submission of Matters to a Vote of Security Holders........     15

Item 5  -   Other Information..........................................     15

Item 6  -   Exhibits and Reports on Form 8-K...........................     15

Signatures.............................................................     16

                          WINNERS ENTERTAINMENT, INC.

PART I  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS



                   Condensed and Consolidated Balance Sheets

                                                                          March 31    December 31
                                                                           1996         1995
                                                                          --------    -----------
ASSETS

Current Assets:

     Cash and cash equivalents                                         $ 1,563,000    $   807,000
     Restricted cash                                                       409,000        426,000
     Notes receivable from related parties                                  62,000         62,000
     Accounts receivable, net of allowance for
       doubtful accounts of $110,000 and $70,000
       in 1996 and 1995, respectively                                      160,000        174,000
     Deferred financing costs                                              380,000        388,000
     Other current assets                                                  136,000        115,000
                                                                       -----------     ----------
         Total Current Assets                                            2,710,000      1,972,000

Property:
     Land                                                                  371,000        371,000
     Buildings                                                          15,716,000     15,716,000
     Equipment and automobiles                                           2,282,000      2,258,000
     Furniture and fixtures                                              2,040,000      2,021,000
     Construction in progress                                              889,000        519,000
                                                                       -----------     ----------
                                                                        21,298,000     20,885,000
     Less accumulated depreciation                                      (3,181,000)    (2,785,000)
                                                                       -----------     ----------
                                                                        18,117,000     18,100,000
     Net Assets of Discontinued Oil and Gas Activities
         (Note 4)                                                        2,616,000     2,616,,000

Other Assets:
     Excess of cost of investments over net assets
         acquired net of accumulated
         amortization of $833,000 at March 31, 1996 and $770,000
         at December 31, 1995                                            2,941,000      3,004,000
     Deposits and other assets                                              27,000         55,000
                                                                       -----------     ----------
                                                                         2,968,000      3,059,000

TOTAL ASSETS                                                           $26,411,000    $25,747,000
                                                                       ===========    ===========

          See accompanying notes to consolidated financial statements.

                          WINNERS ENTERTAINMENT, INC.

                    Condensed and Consolidated Balance Sheets

                                   (Continued)

                                                                          March 31           December 31
                                                                            1996                1995
                                                                          --------           -----------
LIABILITIES

Current Liabilities:

     Accounts payable                                                  $  2,801,000              3,474,000
     Accrued liabilities                                                  2,129,000              2,172,000
     Accrued purses                                                         337,000                 85,000
     Current portion of long term debt                                    4,040,000              2,536,000
     Redeemable common stock                                              1,129,000                991,000
                                                                       ------------           ------------

         Total Current Liabilities                                       10,436,000              9,258,000
                                                                       ------------           ------------

Accrued liabilities                                                       1,113,000                490,000
                                                                       ------------           ------------

Deferred income taxes                                                     1,496,000              1,529,000
                                                                       ------------           ------------

Redeemable common stock, net of current                                     277,000                415,000
                                                                       ------------           ------------

Long-term debt                                                            6,888,000              8,071,000
                                                                       ------------           ------------

Shareholders' equity (Note 3)

     Common stock                                                             2,000                  2,000

     Paid-in capital                                                     32,525,000             32,115,000

     Receivable from exercise of options                                    (42,000)               (69,000)

     Accumulated deficit                                                (26,284,000)           (26,064,000)
                                                                       ------------           ------------

         Total shareholders' equity                                       6,201,000              5,984,000
                                                                       ------------           ------------

         TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY                                     $ 26,411,000           $ 25,747,000
                                                                       ============           ============


          See accompanying notes to consolidated financial statements.

                          WINNERS ENTERTAINMENT, INC.

               Condensed and Consolidated Statement of Operations

                                                                            Three Months Ended March 31
                                                                            ---------------------------
                                                                            1996                 1995
                                                                            ----                 ----
Revenues:
     Video lottery operations                                          $ 5,758,000          $ 2,951,000
     Pari-mutuel commission                                              1,008,000              897,000
     Lodging, food and beverage                                            652,000              518,000
Other                                                                      160,000              310,000
                                                                       -----------          -----------
Total Revenues                                                           7,578,000            4,676,000
                                                                       -----------          -----------

Costs and Expenses:
     Cost of video lottery operations                                    3,945,000            2,182,000
     Cost of pari-mutuel commissions                                     1,136,000            1,251,000
     Cost of lodging, food and beverage                                    681,000              745,000
     Cost of other revenues                                                216,000              146,000
     General and administrative expenses                                 1,195,000            1,135,000
     Depreciation expense                                                  459,000              414,000
                                                                       -----------          -----------

Total Costs and Expenses                                                 7,632,000            5,873,000
                                                                       -----------          -----------

Operating Loss                                                             (54,000)          (1,197,000)

Other Income (Expense)

     Interest Expense                                                     (199,000)            (416,000)
                                                                       -----------          -----------

Loss Before Income Tax Benefit                                            (253,000)          (1,613,000)
                                                                       ------------         ------------

Benefit for Income Taxes                                                    33,000               33,000
                                                                       -----------          -----------

Net Loss                                                               $  (220,000)         $(1,580,000)
                                                                       -----------          -----------

Loss per Share                                                         $     (0.01)         $     (0.10)
                                                                       -----------          -----------

Weighted Average Number

     of Shares Outstanding                                              18,159,783           15,260,481
                                                                       -----------          -----------


          See accompanying notes to consolidated financial statements.

                          WINNERS ENTERTAINMENT, INC.

               Condensed and Consolidated Statement of Cash Flows

                                                                           Three Months      Three Months
                                                                               Ended             Ended
                                                                          March 31, 1996    March 31, 1995
                                                                          --------------    --------------
CASH FLOW FROM OPERATING ACTIVITIES:

Loss from Continuing Operations                                            $ (220,000)      $(1,580,000)

Adjustments to Reconcile Net Losses to
  Net Cash Used in Operating Activities:
     Depreciation and amortization                                            459,000           414,000
     Provision for doubtful accounts                                           40,000                 0
     Common stock issued and stock options granted                            410,000            35,000
     Other noncash provisions                                                  90,000                 0
     Deferred income taxes                                                    (33,000)          (33,000)

Net Change in Assets and Liabilities:
     Prepaid expenses and other                                               (39,000)          238,000
     Restricted cash                                                           17,000           210,000
     Net assets of discontinued operations                                          0           (12,000)
     Accounts payable and accrued expenses                                   (179,000)          171,000
     Accrued purses                                                           252,000           (17,000)
                                                                           ----------       -----------

     NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                                                 797,000          (574,000)
                                                                           ----------       -----------

CASH FLOW FROM INVESTING ACTIVITIES:

     Deposits and other                                                       (28,000)            3,000
     Capital expenditures                                                    (334,000)       (1,282,000)
                                                                           ----------       -----------

     CASH USED IN INVESTING ACTIVITIES                                     $ (362,000)      $(1,279,000)
                                                                           -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES:

     Payments on note payable                                              $  (59,000)      $         0
     Proceeds from issuance of notes payable                                  380,000         1,500,000
                                                                           ----------       -----------

     CASH PROVIDED BY
          FINANCING ACTIVITIES                                                321,000       $ 1,500,000
                                                                           ----------       -----------

NET INCREASE IN CASH                                                          756,000          (353,000)

Cash, Beginning of Period                                                     807,000         1,057,000
                                                                           ----------       -----------

Cash, End of Period                                                        $1,563,000       $   704,000
                                                                           ==========       ===========

          See accompanying notes to consolidated financial statements.

                          WINNERS ENTERTAINMENT, INC.

            Notes to Condensed and Consolidated Financial Statements
                                 March 31, 1996

Note 1 -  Basis of Presentation

     The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and notes hereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2  -  Commitments and Contingencies

     The Registrant has developed and is implementing a corrective action plan in connection with leakage from underground storage tanks at its Chester, West Virginia, facility, Mountaineer Race Track and Resort. Management has estimated the cost of corrective action to be approximately $140,000, consisting of approximately $80,000 in capital expenditures to be incurred in 1996 and approximately $60,000 in monitoring and operational costs to be expended in 1995 and 1996. The Registrant recorded a provision of $140,000 in 1995 for these projected expenses. The Registrant expended $30,000 relating to this contingency in the first quarter of 1996 following payment of $45,000 in the second half of 1995.

Note 3 - Income Taxes

     The benefit for income taxes recorded in the accompanying statement of operations for the three month periods ended March 31, 1996 and 1995 results from non-tax deductible depreciation expense attributable to the purchase method of accounting for the investment. At March 31, 1996, the Registrant has recorded a non-current valuation allowance of approximately $8.7 million against its primary deferred tax assets (net operating loss carryforwards for federal and state income tax purposes). At March 31, 1996, the Registrant has approximately $23 million in net operating loss carryforwards, however, as a result of a change of ownership during 1992 due to issuances of the Registrant's common stock, the use of such net operating loss carryforwards is subject to certain limitations.

Note 4  -  Discontinued Operations

     Oil and Gas Properties. In accordance with the Registrant's March 31, 1993 plan of orderly liquidation, the Registrant's Ohio wells and leases were sold in December 1994 for notes valued at approximately $426,000 to Development & Acquisition Ventures in Energy, Inc., a corporation controlled by David T. Arneault, the brother of Edson R. Arneault, the Registrant's president. One note is in the principal amount of $300,000 bearing interest at 8% per annum, payable $10,000 per month beginning May 1995; no impairment was determined by management for possible uncollectibility of the notes through March 31, 1996. In addition, the Registrant received a non-interest bearing production note of $150,000 which will be paid from net production revenues from the project. Such receivable is included in net assets of discontinued operations in the consolidated balance sheets at December 31, 1995 and March 31, 1996.

                          WINNERS ENTERTAINMENT, INC.

     The accompanying consolidated financial statements reflect the assets and liabilities of its oil and gas operations separately from continuing operations. The assets of the discontinued operations are shown net of the allocated liabilities. The net assets of the discontinued operations as of March 31, 1996 and December 31, 1995 are presented below. Due to the sale of the oil and gas interest in December 1994, no operations exist in 1995 or 1996.

                              BALANCE SHEET ITEMS

                                                                 March 31       December 31
                                                                   1996            1995
                                                                 --------       -----------
   ASSETS
     Current Assets:
         Receivable from sale of assets....................     $  356,000      $  386,000

     Oil and Gas Activities:
         Proved oil and gas properties ....................      2,582,000       2,582,000
                                                                ----------      ----------
                                                                $2,938,000      $2,968,000
   LIABILITIES
     Current Liabilities:
         Accounts payable to related parties...............         83,000         100,000

         Accrued liabilities...............................        239,000         252,000
                                                                ----------      ----------

   NET ASSETS..............................................     $2,616,000      $2,616,000
                                                                ==========      ==========

     The Registrant's remaining assets are located in Michigan, consisting of a 25% working interest in a 64% net revenue interest in proved reserves; 34 wells exist on the property which have been inoperative since the Registrant's ownership. Fleur-David Corporation is currently in the process of reworking the wells, which upon commencement of production, are expected to enable the wells to generate production of approximately 3,300,000 barrels (BBLs) of oil over a period of ten years, with approximately 65% of such reserves recoverable over a period of four years. Leases, for sites on which the 34 wells are located, are held by force majeure (by production).

     During 1994 and 1995, three corporate affiliates of Mr. Arneault advanced an aggregate sum of approximately $100,000 to the Registrant primarily to cover overhead expenses in connection with the maintenance of leases and other costs associated with the Registrant's existing oil and gas interests in Michigan and former interests in Ohio. In February 1996, such accrued amount, along with accrued interest thereon at the rate of 10% per annum, was converted into three demand promissory notes in the aggregate principal amount of $100,218 payable to such corporate affiliates at the rate of 10% per annum. In March 1996, the Registrant paid $17,000 of such principal amount. No material overhead expenses are expected to be incurred in 1996.

     Hotel/Casino Development Property. Effective March 8, 1996, Winners' wholly-owned subsidiary, SDR Corporation, was officially dissolved. SDR Corporation had been inactive since 1993 and had no material assets or liabilities at the time of its dissolution.

Note 5  -  Expanded Video Lottery Legislation

     In March 1996, the West Virginia legislature approved the usage of video game themes depicting symbols on reels, commonly referred to as "line games" or "slot games." The Registrant's video lottery terminal supplier is actively working on the development of slot game software to be installed in 400 of Mountaineer's existing video lottery terminals ("VLTs").

                          WINNERS ENTERTAINMENT, INC.

Management's target date for the implementation of slot games is July 1996, although there can be no assurance that slot game software will be successfully installed by that date.

     In 1995, the Lottery Commission approved the linking of VLTs to enhance the amount that could be won on any single play of any single VLT within the linked group. The Lottery Commission also approved nominal payout percentages for this gaming option, commonly referred to as "progressives," of up to 95%. The Registrant expects to link approximately half of its VLTs into several progressive playing groups. Mountaineer's VLT supplier is actively working on the development of progressive gaming software for the Registrant's existing 800 VLTs. Management's target date for implementation of progressive gaming play is the third quarter of 1996, although there can be no assurance that progressive games will be successfully implemented by that date or at all.

Note 6  -  Settlement Agreement

     On March 2, 1995, the Registrant settled a claim by Jackpot Enterprises, Inc. arising from an earlier financing arrangement, effective June 25, 1994, by agreeing to issue shares of its common stock with registration rights. The number of shares of common stock to be issued is based on $512,500 divided by the closing market price per share on the effective date of registration. The Registrant recorded a provision for loss of $525,000 in connection with the settlement which is included in the consolidated statement of operations for the year ended December 31, 1994.

     Subject to the terms of the agreement, the Registrant is obligated to file a registration statement to register the shares with the Securities and Exchange Commission. For every 60 days the registration statement remains unfiled, the Registrant is obligated to issue an additional 12,500 shares of its common stock up to a maximum of 250,000 shares. During 1995 and in the first quarter of 1996, the Registrant issued 175,000 shares and 25,000 shares, respectively, of its common stock as part of its settlement and, accordingly, $414,000 was reduced from accrued liabilities in 1995, followed by a first quarter reduction of $37,000. At March 31, 1996, $62,000 remains in accrued liabilities in the accompanying consolidated balance sheet. Management expects to issue an additional 50,000 shares of its common stock as management does not expect to file an effective registration statement by the deadline provided in this agreement.

Note 7  -  Long-Term Debt

     On January 12, 1996, Mountaineer's construction loan agreement with Bennett Management and Development Corporation was amended, as follows: The construction loan will automatically convert to a 36 month term loan on May 31, 1996 if not repaid prior to that date. The term loan is payable in 36 installments of $283,333 plus interest at 12.5% per annum, commencing May 31, 1996. Through prior mutual agreement, interest payments totaling $216,041 were extended beyond their scheduled November and December 1995 due dates, to January and February 1996, respectively, at which times such amounts were paid.

     Amounts charged to interest during the three month period ended March 31, 1996 and 1995 totaled $199,000 and $416,000, respectively. The Registrant capitalized $267,000 and $446,000 of interest costs in the first quarters of 1996 and 1995, respectively.

     In March 1996, Bennett Management & Development Corporation and its parent, The Bennett Funding Group, Inc. filed for protection from creditors under Chapter 11 of the Federal Bankruptcy Laws. The Bankruptcy Court subsequently assigned a trustee to administer the affairs of the estates while in bankruptcy. The Registrant has continued to remit interest payments to Bennett Management & Development Corporation under the terms of the construction loan agreement, as amended January 1996.

                          WINNERS ENTERTAINMENT, INC.

Note 8  -  Short-Term Notes Payable

     In March 1996, the Registrant entered into five short-term note agreements aggregating $750,000 due in five equal monthly principal and interest installments of $150,000, commencing 30 days from the date of the loan. In addition, the Registrant issued 100,000 shares of its common stock valued at approximately $81,250 as consideration for the loan. Total interest costs on this indebtedness are expected to be approximately $261,250 and will be charged to operations in 1996. The Registrant received the first $380,000 to be borrowed in accordance with these agreements on March 26, 1996; the remaining $220,000 of proceeds were received in April 1996.

Note 9  -  Video Lottery Terminals Operating Lease

     Mountaineer leases 800 video lottery terminals under the terms of a master lease agreement executed in 1994. The master lease agreement contains two payment schedules, one governing payments for 400 terminals delivered in August 1994, and another governing payments for 400 terminals delivered in June 1995.

     On March 26, 1996, the Registrant entered into an agreement with the lessor amending the payment terms of the master lease agreement. The amendment provides for a consolidated payment schedule with no lease payments in December 1995, January and February 1996, monthly payments of $119,471 in March and April 1996, and from November 1996 through January 1999, and monthly payments of $183,176 from May through October 1996. In addition to the amounts reflected above, the Registrant is obligated to make interest payments from March through October 1996 at the rate of 15% of the periodic rental payments previously due, representing a total interest obligation of $26,278.

Note 10  -  Capital Transactions

     During 1995, the Registrant incurred salaries to key members of management totaling $204,000 which remained unpaid at December 31, 1995. On February 9, 1996, the board of directors approved two agreements to issue 466,676 shares of the Registrant's common stock in satisfaction of $186,000 of these liabilities (plus accrued interest of $3,300 calculated at the rate of 10% per annum) based on the closing market price of the stock on that day of $.40625 per share. The agreements provide that for a term of one year commencing February 9, 1996, in the event the initial holders propose to sell any of the shares, they shall be required to notify the Registrant of such intention and the Registrant may then elect, at any time before the proposed date of sale, to purchase the shares at the price of $1.00 per share, payable within two days after the date of such election. Otherwise, the shares may be sold as proposed. In addition, the Registrant shall have the right at any time to purchase the shares for a price of $1.00 per share within two days after notice of its intention to do so.

     In November, 1995, the Registrant entered into an agreement to compensate a key consultant for services previously rendered to the Registrant. The agreement provided for issuance of 200,000 shares of the Registrant's common stock to the consultant and registration of the shares on Form S-8 with the Securities and Exchange Commission. The registration statement was filed on December 4, 1995, and the shares were issued effective January 19, 1996.

     In November, 1995, the Registrant's board of directors adopted an incentive stock option plan meeting the requirements of Section 422 of the Internal Revenue Code, subject to shareholder approval. In accordance with the plan, 500,000 shares were reserved for issuance on January 23, 1996 at an exercise price $.5625 per share, based on the closing market price of the stock on that day. The options are exercisable over a period of five years, subject to certain limitations.

                          WINNERS ENTERTAINMENT, INC.

     On January 23, 1996, the board of directors granted to its two outside directors, Robert A. Blatt and Robert L. Ruben, non-qualified stock options to purchase 50,000 shares and 75,000 shares of the Registrant's common stock, respectively, at the fair market value of the shares on the date of grant of $.5625 per share. The options are immediately exercisable for a term of five years.

     On March 22, 1996, the Registrant issued 100,000 shares of common stock in connection with the short-term financing described in Note 8 above. Such shares were valued at the fair market value of $.8125 per share on that date.

Note 11  -  Subsequent Events

     In 1995, the Registrant recorded a $50,000 loss provision in connection with a short term loan advanced in 1994 to a company with a common significant shareholder. In April 1996, a confessed judgment promissory note was obtained to secure payment for the loan. Payment of $58,333, including interest at 8% per annum, is due on August 4, 1996.

     On May 10, 1996, the Registrant notified American Newco, Inc. and American Gaming & Entertainment, Ltd. of the termination of the Registrant's June 30, 1995 Consulting Agreement with American Newco and its June 2, 1994 Management Agreement with American Gaming & Entertainment. For discussion of the notice of termination, see "Results of Operations, Costs and Expenses, Video Lottery Operations" in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Registrant earned revenues for the respective three month periods in 1996 and 1995 as shown below:

                                                               Three Months Ended March 31
                                                               ---------------------------
         Operating Revenues:                                      1996             1995
                                                               ----------       ----------
              Video lottery operations                       $5,758,000         $2,951,000
              Pari-mutuel commissions                         1,008,000            897,000
              Lodging, food and beverage                        652,000            518,000
              Other revenues                                    160,000            310,000
                                                             ----------         ----------
                                                             $7,578,000         $4,676,000
                                                             ==========         ==========

Revenues

     Mountaineer's breadth and scope of operations increased significantly in late 1995, most notably in video lottery operations. Total revenues increased by $2.9 million or 62%, to $7.6 million in the first quarter of 1996 from $4.7 million for the three month period ended March 31, 1995.

     The geographic area surrounding the Registrant's operating facilities in West Virginia experienced extensive flooding and unusually heavy snowfall in the first quarter of 1996 due to aberrant weather conditions. The Registrant's 62% revenue increase was achieved despite these unusual weather conditions, which produced difficult travel conditions as well as burdensome financial exigencies for local residents who constitute a significant portion of Mountaineer's customer base. Flood and snow damage in portions of Ohio, West Virginia and Western

                          WINNERS ENTERTAINMENT, INC.


Pennsylvania reached levels resulting in their designation as federal disaster areas. Mountaineer's facilities are situated well above the flood plain and did not sustain any damage; Mountaineer's nearest competitor was extensively damaged and ceased operations for approximately four weeks in the first quarter of 1996.

     Video Lottery Operations. The Registrant has operated video lottery terminals ("VLTs") in West Virginia since 1990; operations were conducted under a provisional license until September 1994. The West Virginia Racetrack Video Lottery Act, signed in March 1994, allowed the uninterrupted continuation of video lottery games at Mountaineer and permitted the Registrant to increase its number of VLTs from 165 to 400 on September 4, 1994. In July 1995, the Registrant placed into operation an additional 400 VLTs, bringing the total number of VLTs in operation to 800. Mountaineer has subsequently received approval from the West Virginia lottery Commission to add up to 200 more VLTs, which it intends to install itself in the second half of 1996. A summary of the video lottery gross winnings less patron payouts for the three months ended March 31, 1996 and 1995 is as follows:

                                                             Three Months Ended March 31
                                                             ---------------------------
                                                               1996               1995
                                                             --------           --------
         Total gross wagers                                  $ 20,223,000    $10,035,000
         Less patron payouts                                  (14,465,000)    7,084,000)
                                                             -------------   -----------
         Revenues - video lottery operations                 $  5,758,000    $2,951,000
                                                             ============    ===========

     VLT revenues nearly doubled from the first quarter of 1995 to the same period in 1996 to $5.8 million, an increase of $2.8 million from $3.0 million for the three months ended March 31, 1995. The increase was primarily attributable to the expansion of video lottery facilities and the addition of 400 more VLTs in July 1995 and expansion of the Lodge Speakeasy Gaming Saloon in December 1995. The results of video lottery operations reflected a continued trend of significantly increasing aggregate net win while maintaining $79 per machine net win per day for the three months ended March 31, 1996 compared to $82 per day for the three months ended March 31, 1995.

     Racing Operations. The Registrant's revenue from racing operations is derived mainly from commissions earned on pari-mutuel wagering handle on live races held at Mountaineer and on races conducted at other host racetracks and simulcast at Mountaineer. Under West Virginia Horse Racing Law, the Registrant is required to conduct live racing a minimum of 220 days per year. Mountaineer's total pari-mutuel commissions for the three months ended March 31, 1996 and 1995 are summarized below:

                                                                           Three Months Ended March 31
                                                                           ---------------------------
                                                                             1996               1995
                                                                           --------           --------
     Total pari-mutuel wagering handle                                  $ 9,255,000           $ 8,370,000
         Less patrons' winning tickets                                   (7,318,000)           (6,666,000)
                                                                        -----------           ------------
                                                                          1,937,000             1,704,000
     Less:

         State and County pari-mutuel tax                                  (115,000)             (103,000)
         Purses and Horsemen's Association                                 (814,000)             (704,000)
                                                                        -----------           ------------
     Pari-mutuel Commissions                                            $ 1,008,000           $   897,000
                                                                        ===========           ===========

     Live racing handle declined by $1.1 million to $3.7 million, or 22%, for the three months ended March 31, 1996 from $4.8 million for the three months ended March 31, 1995. For the first quarter of 1996, Mountaineer has completed 45 of the annually required 220 live racing days

                          WINNERS ENTERTAINMENT, INC.


compared to 50 days for the same period in 1995. Simulcast handle rose by $2.0 million or 54%, to $5.5 million due to track betting renovations and an increase in the number of wagering days to seven days per week at multiple locations, plus the introduction of simulcast greyhound racing in the second quarter of 1995. Average daily purses, which were $22,600 in the first quarter of 1995, increased twice during 1995 and 1996 by an average daily amount of $6,900 to $29,500 at March 31, 1996.

     Food, Beverage and Lodging Operations. Food, beverage and lodging revenues accounted for a combined increase of 26% to $652,000 for the three months ended March 31, 1996 from $518,000 for the same three month period in 1995. Refurbishment of the Lodge guest rooms early in 1995 produced increased revenues of $74,000 to $191,000 from $114,000 for the same period-to-period comparison. Forty-one guest rooms were unavailable for use in the first quarter of 1995 due to smoke damage experienced in the fourth quarter of 1994. Food and beverage revenues also reflected an increase of $57,000 to $461,000, or 14%, from $404,000 for the three months ended March 1995.

     Other Operating Revenues. Other sources of revenues decreased by $150,000 to $160,000 from $310,000, for the three month period ended March 31, 1996, compared to the same period in 1995.

Costs and Expenses

       Operating costs and gross profit earned from operations for the three month periods ended March 31, 1996 and 1995 are as follows:

                                                          Three Months Ended March 31
                                                          ---------------------------
         Operating Costs:                                   1996               1995
                                                          --------           --------
              Video lottery operations                    $3,945,000         $2,182,000
              Pari-mutuel commissions                      1,136,000          1,251,000
              Lodging, food and beverage                     681,000            745,000
              Other revenues                                 216,000            146,000
                                                          ----------         ----------
                                                          $5,978,000         $4,324,000
                                                          ==========         ==========



                                                          Three Months Ended March 31
                                                          ---------------------------
         Gross Profit (Loss):
              Video lottery operations                       $1,813,000       $ 769,000
              Pari-mutuel commissions                          (128,000)       (354,000)
              Lodging, food and beverage                        (29,000)       (227,000)
              Other revenues                                    (56,000)        164,000
                                                             ----------       ---------
                                                             $1,600,000       $ 352,000
                                                             ==========       =========

     The Registrant's 62% increase in revenues due to the expanded scope of entertainment offerings at Mountaineer resulted in higher total costs and expenses which increased by $1.7 million to $6.0 million, or 38%, from $4.3 million for the three months ended March 31, 1995, compared to the same period in 1996.

     Video Lottery Operations. Costs of VLTs increased by $1.8 million, or 81%, from $2.2 million to $3.9 million for the three months ended March 31, 1996, compared to the three months ended March 31, 1995, reflecting the increase in statutory expenses directly related to the 95%

                          WINNERS ENTERTAINMENT, INC.


increase in video lottery revenues. Such expenses accounted for $1.5 million of the total cost increase.

     After payment of a State Administrative Fee of up to 4% of revenues, the Registrant is obligated to make payments from the remaining video lottery revenues to certain funds administered by the West Virginia Lottery Commission, as follows: State Tax 30%, Horsemen's Purse Fund 15.5% Tourism Promotion 3%, Hancock County 2%, Breeders Classics 1%, Veterans Memorial Program 1%, and .5% to the Employee Pension Fund. Taxes and assessments paid to these funds are included in "Cost of Video Lottery Operations" in the consolidated statement of operations. Statutory costs and assessments for the respective three month periods are as follows:

                                                        Three Months Ended March 31
                                                        ---------------------------
                                                          1996               1995
                                                        --------           --------
              State of West Virginia                    $1,658,000       $  850,000
              Horsemen's Purse Fund                        857,000          439,000
              Other contract costs                         414,000          212,000
                                                        ----------       ----------
                                                        $2,929,000       $1,501,000
                                                        ==========       ==========

     In addition, the Registrant paid management fees of $89,000 to American Gaming and Entertainment, Ltd. ("AGEL") for the three months ended March 31, 1995. The Registrant's June 2, 1994 management agreement with AGEL was suspended pursuant to a stay agreement effective June 30, 1995, until such time as the Registrant's construction lender complied with certain requirements of the West Virginia Lottery Commission. In July 1995, AGEL assigned its right to conduct business with Mountaineer to American Newco, Inc., a company owned by two officers and shareholders of AGEL.

     On July 1, 1995, the Registrant and American Newco entered into a consulting agreement whereby American Newco agreed to provide consulting services in connection with the Registrant's video lottery operations at the rate of $10,000 per month, subject to increases of up to $10,000 per month for additional services which may be provided, through March 17, 1997. The personal involvement of the two shareholders of American Newco as consultants to the Registrant is a material element of the consulting agreement. Such personal involvement has not been provided since October 15, 1995, and on May 10, 1996, Management provided American Newco and AGEL with formal notice of termination of the consulting and management agreements. (Pursuant to a June 30, 1995 settlement agreement between the Registrant, MPI and Gamma of West Virginia, Inc., a subsidiary of AGEL, in the event the consulting agreement is terminated for cause, the management agreement automatically terminates.) As a result, no consulting fees have been accrued in 1996. Although Management believes there are sufficient grounds to terminate the consulting and management agreements without additional liability to the Registrant, there are no assurances that such terminations will not be successfully challenged or that the Registrant will not incur additional liability in connection with the agreements.

     VLT salaries expense increased by $99,000 to $228,000 from $129,000 for the three months ended March 31, 1995, compared to the three months ended March 31, 1996. This increase was attributable to staff hired to support the operation of the additional VLTs. Costs incurred by Mountaineer for utilities and insurance due to enlarged facilities and expanded staffing increased by $69,000 to $117,000 from $48,000 for the same period-to-period comparison. Lease expenses increased from $218,000 in the first quarter of 1995 to $377,000 in the first quarter of 1996, reflecting the 400 additional VLTs placed into service in the third quarter of 1995.

                           WINNERS ENTERTAINMENT, INC.


     Racing Operations. Costs of pari-mutuel commissions declined $115,000, or 9%, from $1.3 million in the first quarter of 1995 to $1.1 million in the first quarter of 1996. Simulcast host track fees and totalisator system lease expenses relating to simulcasting operations increased $81,000 from 1995 to 1996, due to expansion of this phase of racing. Totalisator lease expenses relating to live racing declined $42,000 from the first quarter of 1995 versus 1996 due to negotiation of more favorable lease terms in December 1995. Also, a reduction in live race days, from 50 in the first quarter of 1995 to 45 in the same period in 1996, contributed to the reduction in expenses.

     Food, Beverage and Lodging Operations. Food, beverage and lodging expenses decreased by $64,000, or 9%, to $681000 in the first quarter of 1996 from $745,000 for 1995, reflecting greater operating efficiencies achieved in 1996.

     Costs of Other Operating Revenues. Costs of other revenues increased by $70,000, or 32%, to $216,000 from $146,000 for the three month period ended March 31, 1995, compared to the same period ended March 1996.

     General and Administrative Expenses. General and administrative expenses increased by $60,000 to $1,195,000 or 5%, from $1,135,000 for the same three month periods ended March 31, 1996 and 1995, respectively. Management's efforts to reduce the cost of corporate operations produced a decrease in corporate general and administrative expenses by $64,000 from $458,000, or 13%, to $394,000 for the same period-to-period comparison. Corporate general and administrative expense for the first quarter of 1996 reflected the issuance of 200,000 shares, valued at $106,000 for the services rendered by a key consultant and significant shareholder. General and administrative expenses at Mountaineer reflected a 15% increase, from $677,000 to $801,000 for the same periods. These increases were attributable to the expanded scope of Mountaineer's operations, assumption of certain corporate responsibilities and expenses relating to legislative compliance. First quarter 1996 expenses include a $40,000 provision for bad debt write-offs.

     Advertising Expense, included in General and Administrative Expenses, increased only slightly by $6,000, from $196,000 to $202,000 for the three months ended March 31, 1996, compared to the same period as of March 31, 1995.

Cash Flows

     During the three months ended March 31, 1996, the Registrant produced net cash from operations of $797,000 versus net cash used in operations of ($574,000) for the comparable period in 1995. Losses from operations of $220,000 for the three months ended March 31, 1996 were offset by non-cash depreciation and amortization of $459,000, and by $132,000 in cash produced from the management of prepaid expenses, accounts payable and other elements of working capital. During the three months ended March 31, 1995, net losses of $1,580,000 were offset by non-cash depreciation, amortization and common stock issued for services and settlements, aggregating $449,000. First quarter 1996 operations were funded to the extent of $410,000 by stock issuances.

     During the three months ended March 31, 1996 the Registrant invested $324,000 for redevelopment of its properties at Mountaineer. The Registrant borrowed $380,000 under short term borrowing arrangements in March 1996.

Liquidity and Sources of Capital

     At March 31, 1996, the Registrant has current liabilities in excess of current assets of approximately $7.7 million, of which $1.1 million relates to redeemable common stock

                          WINNERS ENTERTAINMENT, INC.


obligations. The Registrant has sought working capital financing to address current obligations. In March 1996, the Registrant entered into a short-term financing arrangement for the purpose of liquidating certain accounts payable balances at discounts, which will be recorded in the Registrant's second quarter operating results. Interest costs relating to this loan total $261,250, including 100,000 shares of Winners common stock valued at $81,250. Interest and principal payments totaling $750,000 will be repaid in five equal monthly installments from April through August in full satisfaction of the financing arrangement. The Registrant will continue in its efforts to finance its short-term needs, however, there are no assurances that such financing will be obtained on satisfactory terms.

     The Registrant's $10.2 million long-term debt balance owed to Bennett, is expected to be refinanced through mortgage loan or other suitable financing which is anticipated to include more favorable amortization terms. During 1995, the Company experienced difficulties and delays in its refinancing efforts due to uncertainties involving the Registrant's video lottery license caused by Bennett's repeated failure to timely file audited financial statements with the West Virginia Lottery Commission. Bennett eventually filed the required audited financial statements on November 1, 1995, and during the first quarter of 1996, the Registrant was able to attract several potential lenders.

     Additional uncertainties arose, however, in March 1996, when Bennett and its parent, The Bennett Funding Group, Inc., filed for protection from creditors under Chapter 11 of the Federal Bankruptcy Laws. The Bankruptcy Court assigned a trustee to administer the Bennett companies while in bankruptcy. Civil proceedings were initiated by the Securities and Exchange Commission against both Bennett companies, and civil and criminal proceedings against Patrick Bennett, a principal of The Bennett Funding Group. Management was not able to obtain confirmation from the West Virginia Lottery Commission that its video lottery license would be unaffected by these developments until May 9, 1996.

     The Registrant believes that the resolution of the issues involving Bennett, coupled with anticipated increases in video lottery and simulcast racing revenues (especially with the introduction of video line games planned for July 1996) will permit the Registrant to refinance its long-term debt and meet continuing obligations. Although the Registrant is currently negotiating with a variety of potential lenders, there are no assurances that such a financing will be obtained on terms acceptable to the Registrant, or within sufficient time to meet its on-going obligations. The Registrant has continued to remit interest payments to Bennett under the terms of the construction loan agreement.

     The Registrant has substantially completed its physical renovation of Mountaineer in preparation for its marketing as a comprehensive destination resort centered around extensive video gaming operations. Significant increases in revenues were provided by Mountaineer's expanded gaming operations after the introduction of 400 additional video lottery terminals in July 1995 and the subsequent expansion of the lodge based Speakeasy Gaming Saloon in December 1995. Mountaineer's revenue streams have historically exhibited seasonal peaks in the summer months with declining patronage in the winter months. Management believes that the emergence of video gaming as its dominant profit center will reduce the severity of these seasonal fluctuations in revenue; however, there are no assurances that this trend will be appreciably altered.

PART II  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There is incorporated by reference the information appearing under the caption "Legal Proceedings" in the Registrant's Form 10-K for the year ended December 31, 1995.

                          WINNERS ENTERTAINMENT, INC.


ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         3(i)  Articles of Incorporation, as amended.(1)

         3(ii) By-Laws of Winners Entertainment, Inc.(1)

         10(1) May 9, 1996 Notice of Termination of Consulting Agreement, dated
               July 1, 1995, between Mountaineer Park, Inc. and American Newco, Inc. and Management Agreement, dated June 2, 1994, between Winners Entertainment, Inc. and American Gaming & Entertainment, Inc.

         10(2) April 4, 1996 Substitute and Replacement Confessed Judgment
               Promissory Note by and between MPTV, Inc., and Winners Entertainment, Inc.

         10(3) March 25, 1996 Letter Agreement between Edson R. Arneault and
               Winners Entertainment, Inc.

         10(4) March 25, 1996 Letter Agreement between Thomas K. Russell and
               Winners Entertainment, Inc.

         27    Financial Data Schedule.

     (b) Reports on Form 8-K

         None.

--------
(1) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Exhibits 3(i) and (ii).

                          WINNERS ENTERTAINMENT, INC.


                                     PART IV
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                           WINNERS ENTERTAINMENT, INC.
                                  (Registrant)



/s/ Edson R. Arneault                                               May 16, 1996
------------------------------------------------
Edson R. Arneault
President and Chief Executive Officer



/s/ Thomas K. Russell                                               May 16, 1996
------------------------------------------------
Thomas K. Russell
Secretary, Treasurer and Chief Financial Officer