Form 10-Q
period 1996-06-30
WINNERS ENTERTAINMENT INC
filed 1996-08-14
CIK 834162

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    for the Quarterly Period Ended JUNE 30, 1996

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 33-22521
                                               --------

                          WINNERS ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                              84-1103135
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

         1461 GLENNEYRE STREET, SUITE F, LAGUNA BEACH, CALIFORNIA 92651
         --------------------------------------------------------------
                    (Address of principal executive offices)


                                 (714) 376-3010
                                 --------------
               Registrant's telephone number, including area code


                                      n/a
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



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

                        COMMON STOCK, $.00001 PAR VALUE
                        -------------------------------
                                     Class

                               18,628,397 SHARES
                               -----------------
                         Outstanding at August 14, 1996

                               TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

    Condensed and Consolidated Balance Sheets
         at December 31, 1995 and June 30, 1996 . . . . . . . . . . . . .       1

    Condensed and Consolidated Statement of Operations for the
         Three Months and Six Months Ended June 30, 1996 and 1995 . . . .       3

    Condensed and Consolidated Statement of Cash flows
         for the Six Months Ended June 30, 1996 and 1995  . . . . . . . .       4

    Notes to Condensed and Consolidated Financial Statements  . . . . . .       5


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

    Results of Operations   . . . . . . . . . . . . . . . . . . . . . . .      11
    Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11
    Costs and Expenses  . . . . . . . . . . . . . . . . . . . . . . . . .      13
    Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15
    Liquidity and Sources of Capital  . . . . . . . . . . . . . . . . . .      15

PART II -  OTHER INFORMATION

Item 1  -  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .      17
Item 2  -  Changes in Securities  . . . . . . . . . . . . . . . . . . . .      18
Item 3  -  Defaults Upon Senior Securities  . . . . . . . . . . . . . . .      18
Item 4  -  Submission of Matters to a Vote of Security Holders  . . . . .      18
Item 5  -  Other Information  . . . . . . . . . . . . . . . . . . . . . .      18
Item 6  -  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .      20

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22

                   CONDENSED AND CONSOLIDATED BALANCE SHEETS


                                                               June 30, 1996    December 31, 1995
                                                               -------------    -----------------
ASSETS

Current Assets:
    Cash and cash equivalents                                   $   893,000        $   807,000
    Restricted cash                                                 411,000            426,000
    Notes receivable from related parties,
         net of allowance for doubtful accounts
         of $290,000                                                 62,000             62,000
    Accounts receivable, net of allowance for
         doubtful accounts of $112,000 and
          $70,000 for 1996 and 1995, respectively                   224,000            174,000
    Deferred financing costs                                        268,000            388,000
    Other current assets                                            346,000            115,000
                                                                -----------        -----------
         Total current assets                                     2,204,000          1,972,000
                                                                -----------        -----------

Property:
    Land                                                            371,000            371,000
    Buildings                                                    15,716,000         15,716,000
    Equipment and automobiles                                     2,292,000          2,258,000
    Furniture and fixtures                                        2,046,000          2,021,000
    Construction in progress                                        989,000            519,000
                                                                -----------        -----------
                                                                 21,414,000         20,885,000

    Less accumulated depreciation                                (3,525,000)        (2,785,000)
                                                                -----------        -----------
                                                                 17,889,000         18,100,000

Net Assets of Discontinued
    Oil and gas activities                                        2,616,000          2,616,000


Other Assets:
    Excess of cost of investments
         over assets acquired, net of accumulated
         amortization of $896,000 and
         $770,000 for 1996 and 1995, respectively                 2,878,000          3,004,000
    Deposits and other                                               27,000             55,000
                                                                -----------        -----------
                                                                  2,905,000          3,059,000
                                                                -----------        -----------
TOTAL ASSETS                                                    $25,614,000        $25,747,000
                                                                ===========        ===========


                See accompanying notes to financial statements.

                   CONDENSED AND CONSOLIDATED BALANCE SHEETS


                                                               June 30, 1996    December 31, 1995
                                                               -------------    -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                           $  2,606,000       $  3,474,000
    Accrued liabilities                                           2,183,000          2,096,000
    Accrued leases                                                  610,000            161,000
    Short term notes payable                                        718,000                  0
    Current portion of long term debt                             3,727,000          2,536,000
    Redeemable common stock                                         772,000            991,000
                                                               ------------       ------------
         Total current liabilities                               10,616,000          9,258,000


Accrued Liabilities                                                 343,000            490,000

Deferred Income Taxes                                             1,463,000          1,529,000

Long Term Debt, net of current                                    6,363,000          8,071,000

Redeemable Common Stock, net of current                             246,000            415,000
                                                               ------------       ------------
Total Liabilities                                                19,031,000         19,763,000
                                                               ------------       ------------

Shareholders' Equity:
    Common stock                                                      2,000              2,000
    Paid-in-capital                                              32,760,000         32,115,000
    Receivable from exercise of stock options                             0            (69,000)
    Accumulated deficit                                         (26,179,000)       (26,064,000)
                                                               ------------       ------------
         Total shareholders' equity                               6,583,000          5,984,000
                                                               ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 25,614,000       $ 25,747,000
                                                               ============       ============


                See accompanying notes to financial statements.

              CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Three Months Ended               Six Months Ended
                                                    June 30                         June 30
                                         -----------------------------     --------------------------
                                            1996               1995           1996           1995
                                         -----------       -----------     -----------    -----------
Revenues:
  Video lottery terminals                $ 6,142,000       $ 3,892,000     $11,900,000    $ 6,843,000
  Pari-mutuel commissions                  1,157,000         1,151,000       2,165,000      2,048,000
  Food, beverage and lodging                 921,000           873,000       1,573,000      1,391,000
  Other                                      303,000           305,000         463,000        542,000
                                         -----------       -----------     -----------    -----------
Total Revenue                            $ 8,523,000       $ 6,221,000     $16,101,000    $10,824,000
                                         -----------       -----------     -----------    -----------

Costs and Expenses:
  Cost video lottery terminals           $ 4,083,000       $ 2,710,000     $ 8,028,000    $ 4,892,000
  Cost of pari-mutuel commissions          1,361,000         1,393,000       2,497,000      2,644,000
  Cost of food, beverage and lodging         848,000           871,000       1,529,000      1,616,000
  Cost of other revenues                     276,000           304,000         492,000        522,000
  General and administrative expenses        883,000         1,380,000       2,078,000      2,481,000
  Depreciation and amortization              407,000           317,000         866,000        620,000
                                         -----------       -----------     -----------    -----------
Total Costs and Expenses                 $ 7,858,000       $ 6,975,000     $15,490,000    $12,775,000
                                         -----------       -----------     -----------    -----------

Operating Income (Loss)                      665,000          (754,000)        611,000     (1,951,000)


Interest Expense                            (593,000)         (344,000)       (792,000)      (760,000)
                                         -----------       -----------     -----------    -----------

Income (Loss) Before Income Taxes             72,000        (1,098,000)       (181,000)    (2,711,000)

Benefit for Income Taxes                      33,000            32,000          66,000         65,000
                                         -----------       -----------     -----------    -----------
Net Income (Loss)                        $   105,000       $(1,066,000)    $  (115,000)   $(2,646,000)
                                         ===========       ===========     ===========    ===========
Net Income (Loss) Per Share              $       .01       $      (.07)    $      (.01)   $      (.17)
                                         ===========       ===========     ===========    ===========
Weighted Average Number
  of Shares Outstanding                   18,274,708        15,260,481      18,217,246     16,033,815
                                         ===========       ===========     ===========    ===========





          See accompanying notes to consolidated financial statements.

              CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Six Months          Six Months
                                                                        Ended               Ended
                                                                    June 30, 1996       June 30, 1995
                                                                    -------------       -------------
CASH FLOW FROM OPERATING ACTIVITIES

Net Loss                                                             $  (115,000)        $(2,646,000)

Adjustments to reconcile net losses to
  net cash used in operating activities:
    Depreciation and amortization                                        866,000             613,000
    Common stock issued and
      stock options granted for services rendered                        292,000                   0
    Common stock issued for interest expense                             230,000             315,000
    Provision for doubtful accounts                                       40,000                   0
    Provision for settlement agreements                                 (208,000)             18,000
    Deferred income taxes                                                (66,000)            (65,000)

Net Change in Assets and Liabilities:
  Prepaid expenses and other                                             (80,000)            450,000
  Restricted cash                                                         15,000             286,000
  Net assets of discontinued operations                                        0             (26,000)
  Accounts payable and accrued expenses                                 (347,000)            973,000
                                                                     -----------         -----------
  CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                                   627,000             (82,000)
                                                                     -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Deposits and other                                                      28,000               2,000
  Capital expenditures                                                  (593,000)         (3,573,000)
                                                                     -----------         -----------
  CASH USED IN INVESTING ACTIVITIES                                  $  (565,000)        $(3,571,000)
                                                                     -----------         -----------
CASH FLOW FROM FINANCING ACTIVITIES
  Principal payments                                                  (1,076,000)                  0
  Proceeds from issuance of notes payable                              1,100,000           3,652,000
  Proceeds from issuance of common stock                                       0              27,000
                                                                     -----------         -----------
  CASH PROVIDED BY FINANCING ACTIVITIES                              $    24,000         $ 3,679,000
                                                                     -----------         -----------

NET INCREASE (DECREASE) IN CASH                                           86,000              26,000

Cash, Beginning of Period                                                807,000           1,057,000
                                                                     -----------         -----------
Cash, End of Period                                                  $   893,000         $ 1,083,000
                                                                     ===========         ===========


          See accompanying notes to consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - CONTINGENCIES

In 1995, the Registrant recorded a provision for loss in the amount of $308,000 for a legal settlement based on management's estimates. In June 1996, the related lawsuit was dismissed upon payment of a $100,000 settlement. The remaining $208,000 reserve was reversed in June, 1996, and is reflected as a reduction in general and administrative expenses in the Condensed and Consolidated Statements of Operations.

The Registrant has developed and is implementing a corrective action plan to stop leakage from underground storage tanks at its Mountaineer Race Track and Resort facility in Chester, West Virginia. In 1995, Management estimated the cost of the plan to be $140,000, consisting of $60,000 in monitoring and operational costs to be expended in 1995 and 1996, and $80,000 in capital expenditures to be incurred in 1996. The Registrant recorded a provision of $140,000 in 1995 for these projected expenses. The Registrant expended $45,000 relating to this contingency in the second half of 1995 and $59,000 in the first half of 1996.

NOTE 3 - INCOME TAXES

The benefit for income taxes recorded in the accompanying statement of operations for the six month periods ended June 30, 1996 and 1995 results from non-tax deductible depreciation expense attributable to the purchase method of accounting for the investment. At June 30, 1996, the Registrant has recorded a non-current valuation allowance of approximately $8.7 million against its primary deferred tax assets (net operating loss carryforwards for federal and state income tax purposes). At June 30, 1996, the Registrant has approximately $23 million in net operating loss carryforwards, however, as a result of a change of ownership of the Registrant during 1992 due to issuances of the Registrant's common stock, the use of such net operating loss carryforwards earned during 1992 through 1995 is subject to certain limitations.

NOTE 4 - DISCONTINUED OIL AND GAS ACTIVITIES


                              BALANCE SHEET ITEMS

                                                                      June 30           December 31
                                                                        1996                1995
                                                                        ----                ----
ASSETS
  Term note receivable                                               $  192,000          $  236,000
  Production note receivable                                            150,000             150,000
  Oil and gas activities:
    Working interest in proved oil and gas properties                 2,582,000           2,582,000
                                                                     ----------          ----------
                                                                      2,924,000           2,968,000
                                                                     ----------          ----------
LIABILITIES
  Accounts payable and accrued liabilities                             (293,000)           (252,000)
  Payables to related parties                                           (15,000)           (100,000)
                                                                     ----------          ----------
NET ASSETS                                                           $2,616,000          $2,616,000
                                                                     ==========          ==========

The Registrant's remaining oil and gas assets are located in Michigan, consisting of a 25% working interest in a 64% net revenue interest in proved reserves. Thirty-four wells are located on the property which have been inoperative since the Registrant acquired the property in December 1992. The well sites require certain remedial activities, which include abandonment costs. Management has estimated the cost of such remedial activities to range from $1,200,000 to $2,000,000 should its current plan of operation with Fleur-David not continue. Management expects to continue with its initial rework and eventual waterflood project with Fleur-David to minimize the Registrant's costs associated with remediation and abandonment of the wells. The Registrant's estimated cost of rework and waterflood, as a 25% joint venture interest holder, is $550,000, $311,000 of which has been paid through June 30, 1996 and the remaining $239,000 included as a liability in the net assets of discontinued operations in the accompanying June 30, 1996 condensed and consolidated balance sheet.

Related Party Transactions

Sale of Oil and Gas Leases and Wells. In December 1994, the Registrant entered into an arrangement to sell certain proved and unproven gas reserves located in Southeast Ohio for notes valued at approximately $426,000 to a party related to an officer and shareholder of the Registrant. In connection therewith, the Registrant obtained two notes, a $300,000 note bearing interest at 8% per annum, payable at $10,000 per month beginning June 1995, and a $150,000 non-interest bearing note, payable based on 50% of production revenues in excess of $10,000 per month, secured by the assets sold. The Registrant recorded a loss on the sale of these assets of $567,000 in 1994. At June 30, 1996, the principal balance on the term note is approximately $192,000, and the principal balance of the production note is $150,000.

Notes Payable. During 1994 and 1995, various corporate affiliates of Mr. Arneault advanced an aggregate sum of approximately $100,000 to the Registrant's ExCal subsidiary primarily to cover overhead expenses in connection with the maintenance of leases and other costs associated with the Registrant's existing oil and gas interests in Michigan and former interests in Ohio. In February 1996, such accrued amount, along with accrued interest thereon at the rate of 10% per annum, was converted into three demand promissory notes in the aggregate principal amount of $100,218 payable to such corporate affiliates of Mr. Arneault at the rate of 10% per annum. At June 30, 1996, two of the notes have been paid and the principal balance on the remaining note payable is $15,000.
No material overhead expenses are expected to be incurred in 1996.

NOTE 5 - LICENSING

In June 1996, Mountaineer's video lottery license was renewed through June 30, 1997.

NOTE 6 - SETTLEMENT AGREEMENT

In January 1993, the Registrant entered into a financing arrangement with Jackpot Enterprises, Inc. On March 2, 1995, the Registrant settled a claim by Jackpot, effective June 25, 1994, by agreeing to issue shares of its common stock with registration rights. The number of shares is based on a guaranteed price of $512,500 divided by the closing market price per share on the effective date of registration. The Registrant recorded a provision for loss of $525,000 in connection with the settlement which was included in the consolidated statement of operations for the year ended December 31, 1994.

The Registrant issued 125,000 shares to Jackpot on the date of the settlement and, for every 60 days the registration statement remains unfiled, the Registrant is obligated to issue an additional 12,500 shares, up to a maximum of 125,000 additional shares. At June 30, 1996, 100,000 of such additional shares have been issued; 37,500 of such additional shares were issued during the six months ended June 30, 1996, to which a value of $52,000 was ascribed and charged to accrued liabilities. The issuance of such shares has been, and will continue to be reflected in the statement of stockholders' equity at no additional value or consideration.

NOTE 7 - LONG-TERM DEBT

Construction Note Payable

In March 1996, Bennett Management & Development Corporation and its parent, The Bennett Funding Group, Inc., filed for protection from creditors under Chapter 11 of the federal bankruptcy laws. The bankruptcy court subsequently assigned a trustee to administer the affairs of the estates while in bankruptcy. The Registrant has continued to remit interest and principal payments to Bennett Management & Development Corporation under the terms of the construction loan agreement, as amended January 1996. The outstanding principal balance of the construction note payable is $9,633,333 at June 30, 1996. The Registrant paid $566,666 and $638,000, respectively, of principal and interest relating to the construction note in the first six months of 1996.

Term Notes

In September 1995, the Registrant entered into an agreement with its totalisator system supplier to convert $461,000 of outstanding trade payables into a term note. Under the terms of the agreement, the Registrant is required to make 21 monthly interest and principal payments of $17,800 and 8 additional payments of approximately $17,800 on various dates through May 31, 1997. The loan, which is unsecured, bears interest at the rate of 12% per annum. The loan is subject to an acceleration clause and other financial disincentives in the event of default. At June 30, 1996, the outstanding principal balance is $251,000. The Registrant paid $157,000 and $21,000 of principal and interest, respectively, in the first six months of 1996 related to this term note.

In May 1996, the Registrant reached a settlement agreement with the holder of 52,250 shares of redeemable common stock, valued at $313,000, as further described in Note 9. Pursuant to the settlement agreement, the Registrant agreed to pay $25,000 upon execution of the settlement agreement and delivered a promissory note calling for a total of three payments of $5,000 due on August 1, 1996, November 1, 1996 and February 1, 1997; a payment of $50,087 on May 1, 1997; and a total of four annual payments of $40,087 due on May 1, 1998 through 2001. The promissory note, which is unsecured, does not bear interest. The obligation to pay the amounts identified above was discounted at the rate of 8%, and long term debt in the amount of $206,000 was recorded in the Condensed and Consolidated Balance Sheet, as of June 30, 1996.

The Registrant charged $601,000 and $760,000, respectively, to interest expense relating to long-term debt in the six month periods ended June 30, 1996 and 1995. The Registrant capitalized $267,000 and $1,027,000 of interest in the first two quarters of 1996 and 1995, respectively.

NOTE 8 - SHORT TERM NOTES PAYABLE

In the first half of 1996, the Registrant entered into a series of short-term note agreements with three lenders aggregating $1,100,000. Under the terms of the agreements the Registrant is obligated to repay a total of $1,302,000 in interest and principal in 1996. In addition, the Registrant issued 100,000 shares of its common stock, and warrants to purchase 50,000 shares of its common stock at $0.80 per share, valued in the aggregate at $81,000 as supplemental consideration for the loans. The remaining principal balance of the notes is $718,000 at June 30, 1996. Future principal obligations for the loans, which are unsecured, are as shown below:

                                                   July 1996     August 1996     Total
                                                   ---------     -----------    --------
$600,000 short-term notes dated March 22, 1996      $112,000       $106,000     $218,000
$250,000 short-term note dated May 30, 1996          250,000              0      250,000
$250,000 short-term note dated June 7, 1996                0        250,000      250,000
                                                    --------       --------     --------
                                                    $362,000       $356,000     $718,000
                                                    ========       ========     ========

The Registrant charged $192,000 to interest expense relating to short-term notes in the first half of 1996.

NOTE 9 - CAPITAL TRANSACTIONS

During 1995, the Registrant incurred salaries to key members of management totaling $204,000 which remained unpaid at December 31, 1995. On February 9, 1996, the board of directors approved two agreements to issue a total of 466,676 shares of the Registrant's common stock in satisfaction of $186,000 of these liabilities (plus accrued interest of $3,300 calculated at the rate of 10% per annum) based on the closing market price of the stock on that day of $.40625 per share. The agreements provide that for a term of one year commencing February 9, 1996, in the event the initial holders propose to sell any of the shares, they shall be required to notify the Registrant of such intention and the Registrant may then elect, at any time before the proposed date of sale, to purchase the shares at the price of $1.00 per share, payable within two days after the date of such election. Otherwise, the shares may be sold as proposed. In addition, the Registrant shall have the right at any time to purchase the shares for a price of $1.00 per share within two days after notice of its intention to do so.

In November 1995, the Registrant entered into an agreement to compensate a key consultant for services previously rendered to the Registrant. The agreement provided for the issuance of 200,000 shares of the Registrant's common stock to the consultant and registration of the shares on From S-8 with the Securities and Exchange Commission. The registration statement was filed on December 4, 1995, and the shares were issued effective January 19, 1996.

In November 1995, the Registrant's board of directors adopted an incentive stock option plan meeting the requirements of Section 422 of the Internal Revenue Code, subject to shareholder approval. In accordance with the plan, 500,000 shares were reserved for issuance on January 23,

1996 at an exercise price of $.5625 per share, based on the closing market price of the stock on that day. The options are exercisable over a period of five years, subject to certain limitations.

On January 23, 1996, the board of directors granted to its two outside directors, Robert A. Blatt and Robert L. Ruben, non-qualified stock options to purchase 50,000 shares and 75,000 shares of the Registrant's common stock, respectively, at the fair market value of the shares on the date of grant of $0.5625 per share. The options are immediately exercisable for a term of five years.

On March 22, 1996, the Registrant issued 100,000 shares of common stock in connection with the short-term financing described in Note 8 above. Such shares were valued at the fair market value of $.8125 per share on that date, and are being amortized to interest expense over the life of the related loan.

In 1992, the Registrant acquired all of the capital stock of Golden Palace Casinos, Inc. in exchange for 4,311,000 shares of the Registrant's common stock. With respect to 209,000 shares of such stock, the founders of Golden Palace Casinos were granted put rights requiring the Registrant to redeem such shares at $6.00 per share at the request of the holders ("Redeemable Shares"). On June 30, 1995, holders of 104,500 Redeemable Shares received an aggregate of 366,750 shares of the Registrant's common stock, of which 276,750 shares are subject to conversion into notes at a value of $1.50 per share or approximately $417,000. The Registrant negotiated settlements in the second quarter of 1996 with the holders of the remaining 104,500 Redeemable Shares as described below and in Note 7. As a result of these settlements, the Registrant recorded a $211,000 increase to paid-in-capital, reflecting the reclassification of 104,500 shares to stockholders' equity. The $206,000 long-term note payable was recorded in the accompanying Condensed and Consolidated Balance Sheet. There was no gain or loss arising from the settlement agreements.

Pursuant to one of the settlement agreements, the Registrant agreed to issue 133,416 shares of the Registrant's common stock (the "Shares"). In the event the average market price of the Registrant's common stock is less than $1.50 per share for the 90 trading days following the effective date of the registration statement, the Registrant will be required to issue that number of additional shares required to satisfy the difference between $1.50 per share and such average market price. If the Shares were not registered by June 30, 1996, the Registrant agreed to execute a promissory note in the amount of $200,125 with interest at 12% per year from the date of the note, payable in 24 equal monthly installments.

So long as the Registrant is not in default with respect to its repayment obligations under the promissory note, if such note is required to be delivered, then upon either (i) the registration of the Shares or (ii) the eligibility of the Shares for public sale pursuant to SEC Rule 144, then the Registrant shall receive as a credit against any amounts then due under the note an amount equal to the average closing market price of the common stock for the 90 trading days following the effective date of the registration statement or the date the Shares become eligible for public sale under Rule
144. Upon execution and delivery of the promissory note, the Registrant will have the right to repurchase the Shares for $1.50 per share and would, upon such repurchase, receive a like credit against the amount due under the note. The creditor may extinguish the Registrant's right of repurchase upon notice, resulting in a credit against the note equal to $1.50 per share multiplied by the number of shares as to which the right of repurchase had been extinguished.

NOTE 10 - SUBSEQUENT EVENTS

Finance Arrangement

On July 2, 1996, the Registrant's Mountaineer subsidiary entered into a financing arrangement with a private lending firm for a working capital loan and a commitment for first mortgage refinancing. The $5 million loan is secured by a second mortgage on Mountaineer's real and personal property and is guaranteed by the Registrant. The note evidencing the loan calls for monthly payments of interest only at the rate of 12% per annum, and a default rate of 22% per annum. The Registrant also agreed to issue the lender 183,206 shares of its common stock and warrants to purchase an additional 1,141,250 shares at $1.06 per share. The principal is to be repaid at the end of the three year term, during which the loan is subject to, on each anniversary date, additional fees in cash equal to 8% of the outstanding principal balance, stock equal to 5% of the outstanding principal balance (valued at the average closing bid price for the 30 days prior to each anniversary date), and warrants to purchase 250,000 shares of common stock at $1.06 per share. Certain restrictions are imposed limiting the Registrant's ability to incur additional debt, make capital expenditures and increase management's compensation, and anti-dilution provisions are included to protect the lender in the event the Registrant issues additional securities at a price below $1.06 per share without the consent of the lender or subsequent holders of the warrants.

As part of the transaction, the lender also provided a one year commitment to lend Mountaineer up to $11.1 million of additional funds to be used to refinance the current first mortgage held by Bennett Management & Development Corp. The commitment is subject to customary conditions, including negotiation of definitive loan agreements. In connection with the financing commitment, the Registrant agreed to pay a $110,000 commitment fee and to issue the lender additional warrants to purchase 350,000 shares of common stock at $1.06 per share.

In order to assure compliance with provisions of the West Virginia Racetrack Video Lottery Act concerning control over a licensee of the State Lottery, the lender has agreed that it may not own, through the exercise of warrants or otherwise, more than 5% of the Registrant's outstanding common stock unless and until the West Virginia Lottery Commission either (i) approves the lender or
(ii) provides an advisory opinion approving an arrangement whereby the lender may own but may not have voting rights to any shares in excess of the 5% threshold. If the lender becomes disqualified after such Lottery Commission approval, any shares held in excess of the 5% threshold, if registered, shall be sold by the lender in the market; otherwise such shares may be put to the Registrant at the then market price, payable in cash or a note with interest payable monthly at 24% per annum and all principal due in one year.

The Registrant agreed to register the stock and warrants with the SEC, subject to cash penalties if such registration is not initially filed on or before 90 days from the date of the loan agreement, and up to two additional cash penalties if the registration is not declared effective before seven and nine months from the date of demand therefor by the lender. All warrants are exercisable for a term of five years.

Net proceeds after repayment of a $250,000 loan from an affiliate of the lender pending the closing, due diligence and loan origination fees, fees associated with the take-out commitment and the costs of the transaction are approximately $4.2 million. The loan proceeds will be used by Mountaineer to retire a substantial portion of its accounts payable, make future site improvements and decorate the Speakeasy Gaming Saloon. The loan proceeds will also be used for television and print advertising campaigns in the Pittsburgh and Cleveland markets.

Commencement of Video Slot Operations

On July 3, 1996, Mountaineer introduced several offerings of classic casino "slot" games on 350 of its 800 video lottery terminals. The new games are offered in addition to Mountaineer's existing gaming choices of video poker, keno and blackjack. Mountaineer earned an average daily net win of $139 per terminal in the first 33 days following installation of video slot games, compared to $68 per terminal during the same period in 1995. There can be no assurance that the revenue levels generated immediately after the inception of video slot operations can be sustained in future periods.

Note Receivable

In 1995, the Registrant recorded a $50,000 loss provision in connection with a short term loan advanced in 1994 to a company with a common significant shareholder. In April 1996, a confessed judgment promissory note was obtained to secure payment for the loan. Payment of $58,333, including interest at 8% per annum, was due on August 4, 1996, however, no payment was made. The Registrant is currently negotiating to collect the amount now due and will proceed with legal action if Management determines that such negotiations become unproductive.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Registrant earned revenues for the respective six-month periods in 1996 and 1995 as shown below:

                                                Six Months Ended June 30
                                                  1996           1995
                                               -----------    -----------
       Operating Revenues:
       Video lottery operations                $11,900,000    $ 6,843,000
       Pari-mutuel commissions                   2,165,000      2,048,000
       Lodging, food and beverage                1,573,000      1,391,000
       Other revenues                              463,000        542,000
                                               -----------    -----------
                                               $16,101,000    $10,824,000
                                               ===========    ===========

Revenues

Mountaineer's operating revenues increased significantly in late 1995, most notably in video lottery operations. Total revenues increased by $5.3 million or 49%, to $16.1 million in the first half of 1996 from $10.8 million for the six month period ended June 30, 1995.

The geographic area surrounding the Registrant's operating facilities in West Virginia experienced extensive flooding and unusually heavy snowfall in the first quarter of 1996. The Registrant's 49% revenue increase was achieved despite these unusual weather conditions, which produced difficult travel conditions, as well as financial exigencies for local residents who constitute a significant portion of Mountaineer's customer base. Flood and snow damage in portions of Ohio, West Virginia and Western Pennsylvania reached levels resulting in their designation as federal disaster areas. Mountaineer's facilities are situated well above the flood plain and did not sustain any damage; Mountaineer's nearest competitor was extensively damaged and ceased operations for approximately four weeks in the first quarter of 1996.

Video Lottery Operations. Mountaineer has operated video lottery terminals ("VLTs") in West Virginia since 1990; operations were conducted under a provisional license until September 1994. The West Virginia Racetrack Video Lottery Act, signed in March 1994, allowed the uninterrupted continuation of video lottery games at Mountaineer and permitted the Registrant to increase its number of VLTs from 165 to 400 on September 4, 1994. In July 1995, the Registrant placed into operation an additional 400 VLTs, bringing the total number of VLTs in operation to 800. Mountaineer has subsequently received approval from the West Virginia Lottery Commission to add up to 200 more VLTs, which it intends to install within the next 12 months. A summary of the video lottery gross winnings less patron payouts for the six months ended June 30, 1996 and 1995 is as follows:

                                                    1996            1995
                                                ------------    ------------
     Total gross wagers                         $ 42,217,000    $ 23,178,000
     Less patron payouts                         (30,317,000)    (16,335,000)
                                                ------------    ------------
     Revenues - video lottery operations        $ 11,900,000    $  6,843,000
                                                ============    ============

VLT revenues for the six month period ended June 30, 1996 increased by $5.1 million to $11.9 million, or nearly double the level of VLT revenues for the same period in 1995. The increase was primarily attributable to the expansion of video lottery facilities and the addition of 400 more terminals in July 1995 and expansion of the Lodge Speakeasy Gaming Saloon in December 1995. The results of video lottery operations reflect a continued trend of significantly increasing aggregate net win; Mountaineer maintained $82 per machine net win per day for the six months ended June 30, 1996 with 800 VLTs in operation, compared to $95 per day for the six months ended June 30, 1995 with only 400 VLTs in operation.

On July 3, 1996, Mountaineer introduced several offerings of classic casino "slot" games on 350 of its 800 video lottery terminals. The new games are offered in addition to Mountaineer's existing gaming choices of video poker, keno and blackjack. The inception of video slot gaming coincided with the commencement of a large scale marketing campaign aimed beyond the 40 mile radius from which Mountaineer has traditionally drawn the bulk of its patrons. Mountaineer earned an average daily net win of $139 per terminal in the first 33 days following installation of video slots, compared to $68 per terminal during the same period in 1995.

Racing Operations. The Registrant's revenue from racing operations is derived mainly from commissions earned on pari-mutuel wagering handle on live races held at Mountaineer and on races conducted at other host racetracks and simulcast at Mountaineer. Under West Virginia Horse Racing Law, the Registrant is required to conduct live racing a minimum of 220 days per year. Mountaineer's total pari-mutuel commissions for the six months ended June 30, 1996 and 1995 are summarized below:

                                                  Six Months Ended June 30
                                                    1996            1995
                                                ------------    ------------
   Total pari-mutuel wagering handle            $ 20,182,000    $ 19,242,000
       Less patrons' winning tickets             (15,990,000)    (15,314,000)
                                                ------------    ------------
                                                   4,192,000       3,928,000
   Less:
         State and County pari-mutuel tax           (246,000)       (224,000)
         Purses and Horsemen's Association        (1,781,000)     (1,656,000)
                                                ------------    ------------
    Pari-mutuel Commissions                     $  2,165,000    $  2,048,000
                                                ============    ============

For the six months ended June 30, 1996, simulcast handle rose by $2.6 million, or 32% compared to $10.6 million for the same period in 1995. Management believes the increase resulted from renovations to track betting facilities and an increase in the number of wagering days to seven days per week at multiple locations, plus the introduction of simulcast greyhound racing in the second quarter of 1995.

Live racing handle declined by $1.7 million to $9.6 million, or 15%, for the six months ended June 30, 1996 from $11.2 million for the six months ended June 30, 1995. Through the first half of 1996, Mountaineer has completed 108 of the annually required 220 live racing days compared to 113 days for the same period in 1995. Average daily purses, which were $25,000 in the second quarter of 1995, have increased several times during 1995 and 1996 to $31,000 at June 30, 1996. Management believes that live racing handle will increase as racing purses increase, following the concept that higher purses attract higher quality race participants, which in turn captures the interest of horse racing betters from a larger geographic region. In accordance with this philosophy, Mountaineer has recently begun offering moderately funded stakes races of up to $20,000, with the intention of funding more sizable stakes races if a favorable revenue trend develops from this practice. Mountaineer also plans to raise daily purses (excluding stakes races) approximately 30% to $40,000 during the second half of 1996.

Food, Beverage and Lodging Operations. Food, beverage and lodging revenues accounted for a combined increase of 13% to $1,573,000 for the six months ended June 30, 1996 from $1,391,000 for the same six month period in 1995.
Management believes that refurbishment of the lodge guest rooms early in 1995, in combination with other improvements at Mountaineer, contributed to a $109,000 revenue increase to $439,000 from $330,000 for the same period-to-period comparison. Forty-one guest rooms were unavailable for use in the first quarter of 1995 due to smoke damage experienced in the fourth quarter of 1994. Food and beverage revenues also reflected an increase of $73,000 to $1,134,000 from $1,061,000 for the six months ended June 1995.

Other Operating Revenues. Other sources of revenues decreased by $79,000 to $463,000 from $542,000, for the six month period ended June 30, 1996, compared to the same period in 1995. Other operating revenues are primarily derived from the sale of programs, parking and admission fees relating to Mountaineer's racing activities.

Costs and Expenses

Operating costs and gross profit earned from operations for the six month periods ended June 30, 1996 and 1995 are as follows:

                                          Six Months Ended June 30
    Operating Costs:                       1996             1995
                                        -----------      ----------
        Video lottery operations        $ 8,028,000      $4,892,000
        Pari-mutuel commissions           2,497,000       2,644,000
        Lodging, food and beverage        1,529,000       1,616,000
        Other revenues                      492,000         522,000
                                        -----------      ----------
                                        $12,546,000      $9,674,000
                                        ===========      ==========

                                          Six Months Ended June 30
    Gross Profit (Loss):                   1996             1995
                                        -----------      ----------
        Video lottery operations        $ 3,872,000      $1,951,000
        Pari-mutuel commissions            (332,000)       (596,000)
        Lodging, food and beverage           44,000        (225,000)
        Other revenues                      (29,000)         20,000
                                        -----------      ----------
                                        $ 3,555,000      $1,150,000
                                        ===========      ==========

Mountaineer's 49% increase in revenues resulting from the expanded scope of entertainment offerings resulted in higher total costs as expenses increased by $2.9 million to $12.5 million in the first half of 1996, an increase of 30%, from $9.7 million for the six months ended June 30, 1995.

Video Lottery Operations. Costs of VLTs increased by $3.1 million, or 64%, from $4.9 million to $8.0 million for the six months ended June 30, 1996, compared to the six months ended June 30, 1995, reflecting the increase in statutory expenses directly related to the 74% increase in video lottery revenues. Such expenses accounted for $2.7 million of the total cost increase.

After payment of a State Administrative Fee of up to 4% of revenues, Mountaineer is obligated to make payments from the remaining video lottery revenues to certain funds administered by the West Virginia Lottery Commission, as follows: State Tax 30%, Horsemen's Purse Fund 15.5% Tourism Promotion 3%, Hancock County Tax 2%, Breeders Classics 1%, Veterans Memorial 1%, and 0.5% to the Employee Pension Fund. Taxes and assessments paid to these funds are included in cost of video lottery operations in the consolidated statement of operations. Statutory costs and assessments for the respective six month periods are as follows:

                                  Six Months Ended June 30
                                    1996             1995
                                 ----------       ----------
      State of West Virginia     $3,481,000       $1,999,000
      Horsemen's Purse Fund       1,799,000        1,033,000
      Other contract costs          870,000          501,000
                                 ----------       ----------
                                 $6,150,000       $3,533,000
                                 ==========       ==========

In addition, Mountaineer paid management fees of $198,000 to American Gaming and Entertainment, Ltd. ("AGEL") for the six months ended June 30, 1995. The Registrant's June 2, 1994 management agreement with AGEL was suspended pursuant to a stay agreement effective June 30, 1995, until such time as the Registrant's construction lender complied with certain requirements of the West Virginia Lottery Commission.

On July 1, 1995, the Registrant and American Newco entered into a consulting agreement whereby American Newco agreed to provide consulting services in connection with the Registrant's video lottery operations at the rate of $10,000 per month, subject to increases of up to $10,000 per month for additional services which may be provided, through March 17, 1997. The personal involvement of the two shareholders of American Newco as consultants to the Registrant is a material element of the consulting agreement. Such personal involvement has not been provided since October 15, 1995, and on May 10, 1996, Management provided American Newco and AGEL with formal notice of termination of the consulting and management agreements. (Pursuant to a June 30, 1995 settlement agreement between the Registrant, Mountaineer and Gamma of West Virginia, Inc., a subsidiary of AGEL, in the event the consulting agreement is terminated for cause, the management agreement automatically terminates.) As a result, no consulting fees have been accrued in 1996. On May 14, 1996, the Registrant received written notice from a representative of AGEL demanding payment under the management agreement. Although Management believes there are sufficient grounds to terminate the consulting and management agreements without additional liability to the Registrant, there are no assurances that such terminations will not be successfully challenged or that the Registrant will not incur additional liability in connection with the agreements.

VLT salaries expense increased by $154,000 to $401,000 for the six months ended June 30, 1996, compared to $247,000 for the six months ended June 30, 1995. This increase was attributable to staff hired to support the operation of the additional VLTs. Costs incurred by Mountaineer for utilities and insurance due to enlarged facilities and expanded staffing increased by $122,000 to $255,000 from $133,000 for the same period-to-period comparison. Lease expenses increased from $435,000 in the first half of 1995 to $718,000 in the first half of 1996, reflecting the 400 additional VLTs placed into service in the third quarter of 1995.

Racing Operations. Costs of pari-mutuel commissions declined $147,000, or 6%, from $2.6 million in the first half of 1995 to $2.5 million in the first half of 1996. Simulcast host track fees and totalisator system lease expenses relating to simulcasting operations increased $106,000 from 1995 to 1996, due to expansion of this phase of racing. Totalisator lease expenses relating to live racing declined $75,000 from the first half of 1995 versus 1996 due to negotiation of more favorable lease terms in December 1995. Also, a reduction in live race days, from 113 in the first half of 1995 to 108 in the same period in 1996, contributed to the reduction in expenses.

Food, Beverage and Lodging Operations.   Food, beverage and lodging expenses
decreased by $87,000 to $1,529,000 in the first half of 1996 from $1,616,000 for 1995, reflecting greater operating efficiencies achieved in 1996.

Costs of Other Operating Revenues. Costs of other revenues decreased by $30,000 to $492,000 for the period ended June 1996 from $522,000 for the six month period ended June 30, 1995.

General and Administrative Expenses. General and administrative expenses decreased by $403,000 to $2.1 million or 16%, from $2.5 million for the same six month periods ended June 30, 1996 and 1995, respectively. Management's efforts to reduce the cost of corporate operations produced a decrease in corporate general and administrative expenses by $151,000 from $925,000, or 16%, to $775,000 for the same period-to-period comparison. Corporate general and administrative expenses for the first half of 1996 reflected the issuance of 200,000 shares, valued at $106,000 for the services rendered by a key consultant and significant shareholder. General and administrative expenses at Mountaineer reflected a 13% decrease, from $1.6 million to $1.3 million for the same periods despite the expanded scope of Mountaineer's operations and the assumption of certain corporate responsibilities. Second quarter 1996 expenses were favorably impacted by a $208,000 reversal of a 1995 provision for litigation losses.

Advertising expense, included in general and administrative expenses, decreased by 19%, from $535,000 to $433,000 for the six months ended June 30, 1996, compared to the same period in 1995. Advertising expenditures are expected to increase significantly in the second half of 1996 as Mountaineer commences promotion of its new video slot games.

Cash Flows

During the six months ended June 30, 1996, the Registrant produced net cash from operations of $627,000 versus net cash used in operations of $82,000 for the comparable period in 1995. Losses from operations of $135,000 for the six months ended June 30, 1996 were offset by non-cash depreciation and amortization of $866,000, and diminished by a $208,000 noncash reversal of a
1995 provision for legal settlement.   During the six months ended June 30,
1995, net losses of $2,646,000 were offset by non-cash depreciation, amortization and common stock issued for services and settlements, aggregating $928,000. First half 1996 operations were funded to the extent of $522,000 by stock issuances, compared to $315,000 in the first half of 1995.

During the six months ended June 30, 1996, the Registrant invested $593,000 for redevelopment of its properties at Mountaineer. The Registrant borrowed $1,100,000 under short term borrowing arrangements to service its working capital requirements in the first half of 1996, and paid $1,076,000 in short term and long term principal during the same period.

Liquidity and Sources of Capital

At June 30, 1996, the Registrant has current liabilities in excess of current assets of approximately $8.4 million, of which $772,000 relates to redeemable common stock obligations and $3.7 million represents the current portion of long-term debt. The Registrant secured a series of short-term loans in the second quarter of 1996 totaling $1.1 million to address cash flow exigencies existing prior to the funding of the $5 million term loan in July 1996. Approximately $382,000 of these short-term obligations were repaid in the second quarter; the remaining $718,000 will be repaid in July and August.

Pursuant to the $10.2 million construction loan with Bennett Management & Development Corporation, Mountaineer paid the first 2 of the 36 requisite monthly principal payments in May and June 1996. Despite Mountaineer's significant increase in revenues, repayment of the Bennett loan over 36 months could unduly burden Mountaineer's cash flow, and there can be no assurance, absent additional financing, that Mountaineer could continue to pay that indebtedness and meet all of its other obligations. The Registrant is taking the following measures to address its near and long-term capital needs:

Amendment of the Bennett Construction Loan Agreement

In March 1996, Bennett Management & Development Corporation and its parent, The Bennett Funding Group, Inc., filed for protection from creditors under Chapter 11 of the federal bankruptcy laws. The bankruptcy court assigned a trustee to administer the Bennett companies while in bankruptcy. The Registrant has commenced negotiations with the trustee seeking a reduction in the principal payments in order to alleviate the burden on the Registrant's cash flow until permanent financing on more favorable terms can be arranged. The Registrant believes that the resolution of the issues involving Bennett, coupled with anticipated increases in video lottery and simulcast racing revenues (especially with the introduction of video slot games in July 1996) will permit the Registrant to refinance its long-term debt and meet continuing obligations, however, there can be no assurances that such issues will be resolved or that such refinancing will be arranged on terms acceptable to Management. The Registrant has continued to remit interest and principal payments to Bennett under the terms of the construction loan agreement. An expanded discussion of various legal issues germane to the Bennett loan appears in Part III, Item 5, Other Information.

$5 Million Working Capital Loan

On July 2, 1996, the Registrant and Mountaineer entered into a financing arrangement with a private lending firm for a working capital loan and a commitment for first mortgage refinancing. The $5 million loan is secured by a second mortgage on Mountaineer's real and personal property and is guaranteed by the Registrant. The note evidencing the loan calls for monthly payments of interest only at the rate of 12% per annum, and a default rate of 22% per annum. The Registrant also agreed to issue the lender 183,206 shares of its common stock and warrants to purchase an additional 1,141,250 shares at $1.06 per share. The principal is to be repaid at the end of the three year term, during which the loan is subject to, on each anniversary date, additional fees of cash equal to 8% of the outstanding principal balance, stock equal to 5% of the outstanding principal balance (valued at the average closing bid price for the 30 days prior to each anniversary date), and warrants to purchase 250,000 shares of common stock at $1.06 per share. The loan proceeds will be used to substantially liquidate trade accounts payable, fund future capital expenditures, and launch extensive television and print advertising campaigns.

$11.1 Million First Mortgage Commitment

As part of the working capital loan transaction, the lender also provided a one-year commitment to lend Mountaineer up to $11.1 million of additional funds to be used to refinance the current mortgage held by Bennett Management & Development Corporation. The financing commitment is subject to customary conditions, including negotiation of definitive loan agreements and no material adverse changes in Mountaineer's business prior to closing. In connection with the financing commitment, the Registrant agreed to pay a $110,000 commitment fee and to issue the lender additional warrants to purchase 350,000 shares of common stock at $1.06 per share.

If the Registrant is able to close such financing, the loan terms provide that the lender would be secured by a first mortgage on Mountaineer's real and personal property and the guarantee of the Registrant. An initial financing facility fee of $888,000 would be payable upon closing along with

550,00 shares of the Registrant's common stock and warrants to purchase 1,632,140 shares at $1.06 per share. The note evidencing the loan would provide for monthly payments of interest only at the rate of 12% per annum. Principal would be payable at the end of the three year term, during which the loan would be subject to, on each anniversary date, additional financing facility fees of cash equal to 8% of the outstanding principal balance, 550,00 shares of the Registrant's common stock and warrants to purchase an additional 550,000 shares at $1.06 per share. The loan proceeds would be used to pay the initial financing facility fee and to repay the Bennett loan. There are no assurances that such a financing will be obtained on terms acceptable to Management or within sufficient time for the Registrant to meet its ongoing obligations.

Alternative Mortgage Financing

The Registrant is continuing to seek alternative mortgage financing from a number of prospects on more favorable terms and longer amortization periods than those currently in place. The Registrant believes that its significant increases in revenues, reductions in accounts payable from proceeds of the $5 million working capital loan and improvements in Mountaineer's facilities will permit the Registrant to obtain permanent financing on terms acceptable to Management. If such a facility is offered, the Registrant will avail itself of the early liquidation clauses of its existing loan agreements. There are no assurances that such a financing will be obtained on terms acceptable to the Registrant or within sufficient time to meet its ongoing obligations.

The Registrant intends to further expand its physical renovation of Mountaineer in preparation for its marketing as a comprehensive destination resort centered around extensive video gaming operations. Significant increases in revenues were provided by Mountaineer's expanded gaming operations after the introduction of 400 additional video lottery terminals in July 1995 and the subsequent expansion of the lodge based Speakeasy Gaming Saloon in December 1995. This trend has continued on an accelerated pace since the introduction of video slots gaming in July 1996. Mountaineer's revenue streams have historically exhibited seasonal peaks in the summer months with declining patronage in the winter months. Management believes that the emergence of video gaming as its dominant profit center will reduce the severity of these seasonal fluctuations in revenue; however, there are no assurances that this trend will be appreciably altered.

PART II  -  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Joyce Brantley v. Mountaineer Park, Inc., Civil Action No. 94-C-124, Circuit Court of Hancock County, West Virginia. On June 24, 1996, the Registrant settled the Brantley case by paying a lump sum of $100,000 in consideration for a dismissal of the case with prejudice. The Registrant will seek to recoup this sum -- as well as its costs and attorney's fees in attempting to have the default judgment set aside and in settling the matter -- by filing an action for legal malpractice against the attorney who failed to file a timely response to the complaint, which led to the entry of the default judgment. The Registrant believes that it will prevail in the malpractice action, but there can be no assurances of such result or, until there has been pretrial discovery, that the attorney has sufficient assets or insurance to satisfy the anticipated judgment.

Darelynn Lehto v. Winners Entertainment, Inc., Civil Action No. 4-96-49, United States District Court for the District of Minnesota (filed January 11, 1996). By agreement dated May 10, 1996, the Registrant settled its differences with Ms. Lehto. Pursuant to the settlement agreement, the Registrant agreed to pay Ms. Lehto $25,000 upon execution of the settlement agreement and delivered a promissory note calling for a total of three payments of $5,000 due on August 1, 1996, November 1, 1996 and February 1, 1997; a payment of $50,087 on May 1, 1997; and a total of four payments of $40,087 due on May 1, 1998, 1999, 2000 and 2001. In consideration for the Registrant's execution of the settlement agreement, the payment of $25,000 and delivery of the promissory note, Ms. Lehto has dismissed the litigation with prejudice, the parties have exchanged mutual releases, and Ms. Lehto has agreed to the cancellation of options previously granted to her to purchase 50,000 shares of the Registrant's common stock at a price of $.01 per share.

Dorothy M. van Haaften. By agreement dated April 2, 1996, as amended by Amendment dated June 18, 1996, the Registrant settled its differences with Ms. van Haaften without the filing of any litigation. Pursuant to the settlement agreement, the Registrant agreed to issue Ms. van Haaften 133,416 shares of the Registrant's common stock (the "Shares"). In the event the average market price of the Registrant's common stock is less than $1.50 per share for the 90 trading days following the effective date of the registration statement, the Registrant will be required to issue Ms. van Haaften that number of additional shares required to satisfy the difference between $1.50 per share and such average market price. If the Shares were not registered by June 30, 1996, the Registrant agreed to execute a promissory note in favor of Ms. van Haaften in the amount of $200,125 with interest at 12% per year from the date of the note, payable in 24 equal monthly installments.

So long as the Registrant is not in default with respect to its repayment obligations under the promissory note, if such note is required to be delivered, then upon either (i) the registration of the Shares or (ii) the eligibility of the Shares for public sale pursuant to SEC Rule 144, then the Registrant shall receive as a credit against any amounts then due under the note an amount equal to the average closing market price of the common stock for the 90 trading days following the effective date of the registration statement or the date the shares become eligible for public sale under Rule
144. Upon execution and delivery of the promissory note, the Registrant will have the right to repurchase the Shares for $1.50 per share and would, upon such repurchase, receive a like credit against the amount due under the note. Ms. van Haaften may extinguish the Registrant's right of repurchase upon notice, resulting in a credit against the note equal to $1.50 per share multiplied by the number of shares as to which the right of repurchase had been extinguished. As additional consideration for Ms. van Haaften's entering the settlement agreement, the Registrant forgave the $10,000 loan made to Ms. van Haaften in March of 1993, released the collateral therefor (1,666 shares of the Registrant's common stock), and paid Ms. van Haaften the sum of $10,000.

For further discussion of legal proceedings, see "Bennett Management & Development Corporation" at Part III, Item 5, Other Information. There is incorporated by reference the information appearing under the caption "Legal Proceedings" in the Registrant's Form 10-K for the year ended December 31, 1995.

ITEM 2 - CHANGES IN SECURITIES

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5 - OTHER INFORMATION

Mountaineer Park, Inc., et al. v. Bennett Management & Development Corporation, et al., United States Bankruptcy Court, Northern District of New York, Case Nos. 96-61376 (SDG), 96-61377 (SDG), 96-61378 (SDG), 96-61379 (SDG). On July
1, 1996, the Registrant and Mountaineer filed an adversary proceeding against Bennett Management & Development Corporation

("Bennett") in the United States Bankruptcy Court for the Northern District of New York. In the complaint, the Registrant and Mountaineer seek compensatory and punitive damages, recoupment and setoff, and other equitable relief, including declaratory and injunctive relief for lender liability arising out of Bennett's (i) insistence that Mountaineer enter a management agreement with Bennett's financially troubled gaming affiliate, which, the complaint alleges, misspent loan proceeds; (ii) bad faith refusals to honor the requests of the West Virginia Lottery Commission to supply audited financial statements by the deadline and then several extended deadlines; (iii) fraudulent misrepresentations and omissions in connection with amendments of the parties' Construction Loan Agreement -- particularly with respect to issuance of an additional 1,020,000 shares of the Registrant's common stock to Bennett; and
(iv) conduct of its business generally, which has led to recent allegations of civil and criminal wrongdoing by Bennett in matters unrelated to its loan to Mountaineer, which in turn, led Bennett to seek the protection of the Bankruptcy Court.

With the filing of the complaint, the Registrant and Mountaineer also brought on a motion by order to show cause for a temporary restraining order prohibiting Bennett from (i) enforcing the repayment terms of the Construction Loan Agreement and $10.2 million Promissory Note; (ii) claiming an event of default; (iii) foreclosing pursuant to the deed of trust securing the repayment obligation; or (iv) selling any of the Registrant's common stock held by Bennett. At the July 1 hearing, the Bankruptcy Court denied the motion, principally because the Registrant and Mountaineer had not defaulted on the obligation to repay the loan and there was no evidence that such a default was imminent. Thus, the Court concluded, there was no crisis warranting the extraordinary relief sought. By agreement, the parties have stipulated to extend Bennett's time to respond to the complaint to September 16, 1996. Despite denying the motion, the Court encouraged the parties to engage in good faith settlement negotiations. The Registrant and Mountaineer have begun negotiating a settlement of the suit in the context of a restatement of the terms of the Construction Loan Agreement. The Registrant cannot predict at this time whether a settlement can be reached or whether it will prevail in the litigation.

Crystal Asset Management Group, Ltd. In July 1994, the Registrant entered into an agreement settling all claims by a consulting firm arising from an April 1993 financial advisory agreement. The Registrant agreed to pay fees and expenses of $165,684 and to cancel previously issued warrants to purchase 135,000 shares of common stock with registration rights at $7.00 per share, and instead, issued warrants to purchase 145,000 shares of common stock with registration rights, exercisable at $6.25 per share through December 1996. An initial payment of $15,000 was made upon execution of the settlement agreement, however, no further payments were made. In August 1996, the Registrant entered into an oral agreement, modifying the settlement agreement. The new agreement, which is subject to execution of a definitive written agreement, provides for mutual releases of all claims in exchange for the Registrant's payment of $90,000 in cash and reduction of the exercise price of the previously issued warrants to $3.00 per share and extension of the term thereof through December 1997.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS.

       3(i)      Articles of Incorporation, as amended.(1)

       3(ii)     By-Laws of Winners Entertainment, Inc.(1)

       4(1) Warrant Certificate No. 1 issued to Madeleine, LLC, dated July 2, 1996, to purchase 891,250 shares of common stock of Winners Entertainment, Inc. at $1.06 per share for five years commencing July 2, 1996.

      10(1) Promissory Note by Mountaineer Park, Inc. to AstraFund, Ltd., dated June 1, 1996.

      10(2) Note Secured by Real Estate Mortgage for Mountaineer Park, Inc. to Bridge Capital, LLC, dated June 6, 1996.

      10(3) Agreement of Unconditional Guaranty, between Winners Entertainment, Inc. and Bridge Capital, LLC, dated June 6, 1996.

      10(4) Deed of Trust by and between Mountaineer Park, Inc. and Penny Loucas, as Trustee for Bridge Capital, LLC, dated June 6, 1996.

      10(5) Term Loan Agreement among Mountaineer Park, Inc., Winners Entertainment, Inc. and Madeleine, LLC, dated July 2, 1996.

      10(6) First Amendment to Term Loan Agreement among Mountaineer Park, Inc., Winners Entertainment, Inc. and Madeleine, LLC, dated July 2, 1996.

      10(7) Promissory Note by Mountaineer Park, Inc. to Madeleine, LLC, dated July 2, 1996.

      10(8) Security Agreement made by Mountaineer Park, Inc. in favor of Madeleine, LLC, dated July 2, 1996.

      10(9) Deed of Trust, Leasehold Deed of Trust, Security Agreement, Assignment, Fixture Filing and Financing Statement by and among Mountaineer Park, Inc., Deborah A. Sink and Carl D. Andrews as Trustees, and Madeleine, LLC as the Secured Party, dated July 2, 1996.

      10(10) Stock Transfer Agreement between Winners Entertainment, Inc. and Madeleine, LLC, dated July 2, 1996.

      10(11) Registration Rights Agreement between Madeleine, LLC and Winners Entertainment, Inc., dated July 2, 1996.

- ----------------------
(1) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Exhibits 3(i) and 3(ii).

      10(12) Financing Commitment from Madeleine, LLC to Mountaineer Park, Inc., dated July 2, 1996.

      10(13) Agreement by and between Winners Entertainment, Inc. and Darelynn Lehto, dated May 10, 1996.

      10(14) Promissory Note by Winners Entertainment, Inc. to Darelynn Lehto, dated May 10, 1996.

      10(15) Settlement Agreement by and between Winners Entertainment, Inc. and Dorothy van Haaften, dated April 2, 1996.

      10(16) Amendment of Settlement Agreement by and between Winners Entertainment, Inc. and Dorothy van Haaften, dated June 18, 1996.

      27         Financial Data Schedule.

(B)   REPORTS ON FORM 8-K.

      None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                          WINNERS ENTERTAINMENT, INC.
                                  (Registrant)





/s/ Edson R. Arneault                                           August 13, 1995
- ------------------------------------------------
Edson R. Arneault
President and Chief Executive Officer



/s/ Thomas K. Russell                                           August 13, 1995
- ------------------------------------------------
Thomas K. Russell
Secretary, Treasurer and Chief Financial Officer



/s/ Robert L. Ruben                                             August 13, 1995
- ------------------------------------------------
Robert L. Ruben
Director



/s/ Robert A. Blatt                                             August 13, 1995
- ------------------------------------------------
Robert A. Blatt
Director