Form 10-Q
period 1996-09-30
MTR GAMING GROUP INC
filed 1996-11-14
CIK 834162

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                for the Quarterly Period Ended SEPTEMBER 30, 1996

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-22521

                             MTR GAMING GROUP, INC.
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

                                      92651
                                    Zip Code

                                 (714) 376-3010
               Registrant's telephone number, including area code


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been the subject to such filing requirements for the past 90 days.

                              Yes    X          No

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes    X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         COMMON STOCK, $.00001 PAR VALUE
                                      Class

                                   18,940,220
                         Outstanding at November 1, 1996

                             MTR GAMING GROUP, INC.
                               INDEX FOR FORM 10-Q



PART I  -  FINANCIAL INFORMATION                                                          PAGE NO.
     Item 1  -  Financial Statements

         Condensed and Consolidated Balance Sheets as of September 30, 1996 ................  1

         Condensed and Consolidated Statements of Operations
              for the Three and Nine Months Ended September 30, 1996 and 1995 ..............  3

         Condensed and Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 1996 and 1995 ................................  4

         Notes to Condensed and Consolidated Financial Statements ..........................  5

     Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................................... 13

PART II  -  OTHER INFORMATION

     Item 1  -  Legal Proceedings .......................................................... 21

     Item 2  -  Changes in Securities ...................................................... 23

     Item 3  -  Defaults Upon Senior Securities ............................................ 23

     Item 4  -  Submission of Matters to a Vote of Security Holders ........................ 23

     Item 5  -  Other Information .......................................................... 24

     Item 6  -  Exhibits and Reports on Form 8-K ........................................... 24


SIGNATURE PAGE ............................................................................. 26

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  -  FINANCIAL STATEMENTS

                             MTR GAMING GROUP, INC.
                    CONDENSED AND CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                   September 30         December 31
                                                                      1996                 1995
                                                                   ------------        ------------
ASSETS

Current Assets:
     Cash and cash equivalents .............................       $  3,052,000        $    807,000
     Restricted cash .......................................            457,000             426,000
     Notes receivable from related parties, net of allowance
         for doubtful accounts of $290,000 .................             62,000              62,000
     Accounts receivable, net of allowance
         for doubtful accounts of $112,000 and
         $70,000 for 1996 and 1995, respectively ...........            129,000             174,000
     Deferred financing costs ..............................            776,000             388,000
     Other current assets ..................................            258,000             115,000
                                                                   ------------        ------------

         Total Current Assets ..............................          4,734,000           1,972,000
                                                                   ------------        ------------

Property:
     Land ..................................................            371,000             371,000
     Buildings .............................................         16,153,000          15,716,000
     Equipment and automobiles .............................          2,363,000           2,021,000
     Furniture and fixtures ................................          2,635,000           2,258,000
     Construction in progress ..............................            418,000             519,000
                                                                   ------------        ------------
                                                                     21,940,000          20,885,000
     Less Accumulated Depreciation .........................         (3,897,000)         (2,785,000)
                                                                   ------------        ------------
                                                                     18,043,000          18,100,000
                                                                   ------------        ------------

Net Assets of Discontinued
     Oil and Gas Activities ................................          2,616,000           2,616,000
                                                                   ------------        ------------

Other Assets:
     Excess of cost of investments over net
         assets acquired, net of accumulated
         amortization of $959,000 and $770,000 .............          2,815,000           3,004,000
     Deposits and other ....................................             28,000              55,000
                                                                   ------------        ------------
                                                                      2,843,000           3,059,000
                                                                   ------------        ------------

TOTAL ASSETS ...............................................       $ 28,236,000        $ 25,747,000
                                                                   ============        ============

                See accompanying notes to financial statements.

                             MTR GAMING GROUP, INC.
                    CONDENSED AND CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (Continued)


                                                           September 30           December 31
                                                               1996                  1995
                                                               ----                  ----
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses ........       $    841,000        $  3,474,000
     Other accrued liabilities ....................          2,305,000           2,257,000
     Current
portion of long term debt .........................          3,636,000           2,536,000
     Current portion of redeemable common stock ...            586,000             991,000
                                                          ------------        ------------
         Total Current Liabilities ................          7,368,000           9,258,000
                                                          ------------        ------------
Accrued liabilities ...............................             23,000             490,000
                                                          ------------        ------------
Deferred Income Taxes .............................          1,430,000           1,529,000
                                                          ------------        ------------
Long Term Debt ....................................         10,513,000           8,071,000
                                                          ------------        ------------
Redeemable Common Stock ...........................            187,000             415,000
                                                          ------------        ------------
Shareholders' Equity:
     Common stock .................................              2,000               2,000
     Paid-in-capital ..............................         33,442,000          32,115,000
     Note receivable from exercise of stock options                  0             (69,000)
     Accumulated deficit ..........................        (24,729,000)        (26,064,000)
                                                          ------------        ------------
         Total Shareholders' Equity ...............          8,715,000           5,984,000
                                                          ------------        ------------
TOTAL LIABILITIES  AND SHAREHOLDERS' EQUITY .......       $ 28,236,000        $ 25,747,000
                                                          ============        ============

                See accompanying notes to financial statements.

                             MTR GAMING GROUP, INC.
                    CONDENSED AND CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                       Three Months Ended                     Nine Months Ended
                                                          September 30                           September 30
                                                    1996                1995               1996                1995
                                                    ----                ----               ----                ----
Revenues:
     Video lottery terminals ...........       $ 10,067,000        $  5,220,000        $ 21,967,000        $ 12,063,000
     Pari-mutuel commissions ...........          1,232,000           1,266,000           3,397,000           3,312,000
     Food, beverage and lodging ........          1,396,000           1,064,000           2,969,000           2,454,000
     Other .............................            402,000             354,000             865,000             925,000
                                               ------------        ------------        ------------        ------------
         Total Revenue .................         13,097,000           7,904,000          29,198,000          18,754,000
                                               ------------        ------------        ------------        ------------

Costs and Expenses:
     Cost of video lottery terminals ...          6,343,000           3,573,000          14,371,000           8,198,000
     Cost of pari-mutuel commissions ...          1,571,000           1,548,000           3,860,000           4,587,000
     Cost of food, beverage and lodging           1,064,000           1,057,000           2,593,000           2,728,000
     Cost of other revenues ............            302,000             359,000             794,000             699,000
     General and administrative expenses          1,044,000           1,985,000           3,330,000           4,544,000
     Depreciation and amortization .....            435,000             419,000           1,301,000           1,040,000
                                               ------------        ------------        ------------        ------------
         Total Costs and Expenses ......         10,759,000           8,941,000          26,249,000          21,796,000
                                               ------------        ------------        ------------        ------------

Operating Profit (Loss) ................          2,338,000          (1,037,000)          2,949,000          (3,042,000)
                                               ------------        ------------        ------------        ------------

Other Income (Expense):
     Interest expense ..................           (924,000)           (202,000)         (1,716,000)           (911,000)
     Change in accounting estimate
         for interest amortization .....                  0             573,000                   0             573,000
                                               ------------        ------------        ------------        ------------
                                                   (924,000)            371,000          (1,716,000)           (338,000)
                                               ------------        ------------        ------------        ------------
Income (Loss) Before
     Benefit for Income Taxes ..........          1,414,000            (666,000)          1,233,000          (3,380,000)
Benefit for Income Taxes ...............             34,000              31,000             100,000              96,000
                                               ------------        ------------        ------------        ------------


Net Income (Loss) ......................       $  1,448,000        $   (635,000)       $  1,333,000        $ (3,284,000)
                                               ============        ============        ============        ============

Net Income (Loss) Per Share ............       $       0.08        $      (0.04)       $       0.07        $      (0.21)
                                               ============        ============        ============        ============

Weighted Average Number
     of Shares Outstanding .............         18,702,179          16,397,809          18,378,890          15,685,573
                                               ============        ============        ============        ============



                See accompanying notes to financial statements.

                             MTR GAMING GROUP, INC.
               CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Nine Months Ended    Nine Months Ended
                                                                 September 30, 1996   September 30, 1995
                                                                 ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss) ...........................................       $ 1,333,000        $(3,284,000)

Adjustments to Reconcile Net Income (Loss)
      to Net Cash Provided by (Used in) Operating Activities:
     Depreciation and amortization ..........................         1,301,000          1,040,000
     Common stock issued and stock options granted
         for services rendered ..............................           332,000             75,000
     Common stock issued for interest expense ...............           569,000            315,000
     Provision for (benefit from) settlement arrangements ...          (579,000)            41,000
     Provision for relocation and severance .................                 0            596,000
     Provision for doubtful accounts ........................            42,000                  0
     Deferred income taxes ..................................          (100,000)           (96,000)
     Change in accounting estimate
         for interest amortization ..........................                 0           (573,000)

Net Changes in Assets and Liabilities:
     Restricted cash ........................................           (31,000)           188,000
     Prepaid expenses and other .............................          (143,000)           310,000
     Net assets of discontinued operations ..................                 0            (24,000)
     Accounts payable and accrued liabilities ...............        (2,173,000)         1,129,000
                                                                    -----------        -----------

     CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES ...............................       $   551,000        $  (283,000)
                                                                    -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Note receivable from shareholder .......................            69,000                  0
     Deposits and other .....................................            27,000            (12,000)
     Capital expenditures ...................................        (1,057,000)        (4,669,000)
                                                                    -----------        -----------
     CASH USED IN INVESTING ACTIVITIES ......................       $  (961,000)       $(4,681,000)
                                                                    -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Loan fees paid ..............................................          (619,000)                 0
Principal payments ..........................................        (2,826,000)                 0
Proceeds from issuance of notes payable .....................         6,100,000          4,455,000
Proceeds from issuance of common stock and warrants .........                 0             27,000
                                                                    -----------        -----------

CASH PROVIDED BY FINANCING ACTIVITIES .......................       $ 2,655,000        $ 4,482,000
                                                                    -----------        -----------
NET INCREASE (DECREASE) IN CASH .............................         2,245,000           (482,000)

Cash, Beginning of Period ...................................           807,000          1,057,000
                                                                    -----------        -----------

Cash, End of Period .........................................       $ 3,052,000        $   575,000
                                                                    ===========        ===========



                 See accompanying notes to financial statements

                             MTR GAMING GROUP, INC.
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1  -  Basis of Presentation

     The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2  -  Contingencies

     Corrective Action Plan. The Registrant has developed and is implementing a corrective action plan to stop leakage from underground storage tanks at its Mountaineer Race Track and Gaming Resort facility in Chester, West Virginia. In 1995, Management estimated the cost of the plan to be $140,000, consisting of $60,000 in monitoring and operational costs to be expended in 1995 and 1996, and $80,000 in capital expenditures to be incurred in 1996. The Registrant recorded a provision of $140,000 in 1995 for these projected expenses. The Registrant expended $45,000 relating to this contingency in the second half of 1995 and $66,000 in the first nine months of 1996.

     Settlement Agreements. In 1996 the Registrant negotiated significant reductions in three previously accrued obligations, producing a $529,000 reduction in expense and current liabilities, as herein described: (i) In 1995 the Registrant recorded a provision for loss in the amount of $308,000 in connection with a legal judgment which had been assessed against Mountaineer. In June, 1996 the related lawsuit was dismissed upon payment of a $100,000 settlement payment; (ii) In September, 1996 the Registrant reached agreement in a dispute over trade accounts payable. A $411,000 claim for professional fees was satisfied in full upon payment of a $150,000 cash settlement in September.
(iii) In July, 1994 the Registrant entered into an agreement in settlement of claims arising from a 1993 financial advisory agreement. In connection therewith, the Registrant accrued a $150,000 liability and issued warrants to purchase 145,000 shares of common stock with registration rights, exercisable at a price of $6.25 per share through January 15, 1997. In September, 1996 the settlement agreement was amended as follows: (a) the obligation to remit a $150,000 payment was reduced to $90,000 in return for an immediate payment of same, and (b) the exercise price of the previously issued warrants was reduced to $3.00 per share and the exercise period was extended to January 15, 1998.

     On September 26, 1996, the original term of Mountaineer's labor agreements with approximately 50 mutuel and 9 video lottery employees expired. Prior to that date Mountaineer and the union agreed to extend the terms of the contracts for an additional 60 days. There can be no assurances that a new labor agreement will be finalized prior to the expiration of the extended term.

 Note 3  -  Income Taxes

     The benefit for income taxes recorded in the accompanying statement of operations for the three and nine months ended September 30, 1996 and September 30, 1995 results from non-tax deductible depreciation expense attributable to the purchase method of accounting for the investment. At September 30, 1996, the Registrant has recorded a non-current valuation allowance of approximately $8.7 million against its primary deferred tax assets (net operating loss carryforwards for federal and state income tax purposes). At September 30, 1996, the Registrant has approximately $23 million in net operating loss carryforwards; the use of such net operating loss carryforwards earned from 1992 through 1995 are subject to certain limitations as a result of common stock issuances. Due to limitations under the Alternative Minimum Tax rules of the Tax Reform Act of 1986, the Registrant expects to make quarterly federal income tax expenditures in the future. Such payments are not expected to have a material impact on operations.

Note 4  -  Discontinued Oil and Gas Activities

                               BALANCE SHEET ITEMS

                                                                 September 30        December 31
                                                                     1996                1995
ASSETS
     Term note receivable                                        $   177,000        $   236,000
     Production note receivable                                      150,000            150,000
     Oil and gas activities:
         Working interest in proved oil and gas properties         2,582,000          2,582,000
                                                                 -----------        -----------
                                                                   2,909,000          2,968,000
                                                                 -----------        -----------
LIABILITIES
     Accounts payable and accrued liabilities                       (293,000)          (252,000)
     Payable to related parties                                            0           (100,000)
                                                                 -----------        -----------
         NET ASSETS                                              $ 2,616,000        $ 2,616,000
                                                                 ===========        ===========

     The Registrant's remaining oil and gas assets are located in Michigan, consisting of a 25% working interest in a 64% net revenue interest in proved reserves. Thirty-four wells are located on the property which have been inoperative since the Registrant acquired the property in December 1992. The well sites require certain remedial activities, which include abandonment costs. Management has estimated the cost of such remedial activities to range from $1,200,000 to $2,000,000 should its current plan of operation with Fleur-David not continue. Management expects to continue with its rework project with Fleur-David to minimize the Registrant's costs associated with remediation and abandonment of the wells in preparation for their eventual sale. The Registrant's estimated cost of rework, as a 25% joint venture interest holder, is $550,000, $257,000 of which has been paid through September 30, 1996 and the remaining $293,000 included as a liability in the net assets of discontinued operations in the accompanying September 30, 1996 condensed and consolidated balance sheet.

Related Party Transactions

     Sale of Oil and Gas Leases and Wells. In December 1994, the Registrant entered into an arrangement to sell certain proved and unproven gas reserves located in Southeast Ohio for notes valued at approximately $426,000 to a corporation owned by the brother of an officer and major shareholder of the Registrant. In connection therewith, the Registrant obtained two notes, including a $300,000 note bearing interest at 8% per annum, payable at $10,000 per month beginning June 1995, and a $150,000 non-interest bearing note, payable based on 50% of production revenues in excess of $10,000 per month secured by the assets sold. The Registrant recorded a loss on the sale of these assets of $567,000 in 1994. At September 30, 1996, the principal balance on the term note is approximately $177,000 and the principal balance of the production note is $150,000.

     Notes Payable. During 1994 and 1995, various corporate affiliates of Mr. Arneault advanced an aggregate sum of approximately $100,000 to the Registrant's ExCal subsidiary primarily to cover overhead expenses in connection with the maintenance of leases and other costs associated with the Registrant's existing oil and gas interests in Michigan and former interests in Ohio. In February 1996, such accrued amount, along with accrued interest thereon at the rate of 10% per annum, was converted into demand promissory notes in the principal amount of $100,000 payable to such corporate affiliates of Mr. Arneault at the rate of 10% per annum. The remaining principal balance of this obligation was repaid in the third quarter of 1996. No material overhead expenses are expected to be incurred in 1996 in connection with such property.

Note 5  -  Licensing

     In June 1996, Mountaineer's video lottery license was renewed through June 30, 1997.

 Note 6  -  Jackpot Settlement Agreement

     In January 1993, the Registrant entered into a financing arrangement with Jackpot Enterprises, Inc. ("Jackpot"). On March 2, 1995, the Registrant settled the claim by Jackpot, effective June 25, 1994, by agreeing to issue shares of its common stock with registration rights. The number of shares of common stock to be issued is based on $512,500 divided by the closing market price per share on the effective date of registration. The Registrant recorded a provision for loss of $525,000 in connection with the settlement which is included in the consolidated statement of operations for the year ended December 31, 1994.

     The Registrant issued 125,000 shares to Jackpot on the date of the settlement and, for every 60 days the registration statement remained unfiled, the Registrant was obligated to issue an additional 12,500 shares, up to a maximum of 125,000 additional shares. At September 30, 1996, 237,500 shares have been issued under the terms of this agreement; 62,500 of such additional shares were issued during the nine months ended September 30, 1996, to which a value of $91,000 was ascribed and charged to accrued liabilities. The Registrant's obligation to issue the final 12,500 of such additional shares accrued as of October 20, 1996. The issuance of such shares has been, and will continue to be reflected in the statement of stockholders' equity and no additional value or consideration will be charged to operations.

Note 7  -  Long-Term Debt

     Construction Note Payable. In March 1996, Bennett Management & Development Corporation and its parent, The Bennett Funding Group, Inc., filed for protection from creditors under Chapter 11 of the Federal Bankruptcy Laws. The Bankruptcy Court subsequently assigned a trustee to administer the affairs of the estates while in bankruptcy. The Registrant has continued to remit interest and principal payments to Bennett Management & Development Corporation under the terms of the construction loan agreement, as amended January 1996. The outstanding principal balance of the construction note payable is $8.8 million at September 30, 1996. The Registrant paid $1.4 million and $1.2 million respectively of principal and interest relating to the construction note in the first nine months of 1996. In October 1996, several provisions of this loan agreement were amended, as more fully described in Note 10, Subsequent Events.

     Working Capital Term Note. On July 2, 1996, the Registrant's Mountaineer subsidiary entered into a financing arrangement with a private lending firm for a working capital loan and a commitment for first mortgage refinancing. The $5 million working capital term loan is secured by a second mortgage on Mountaineer's real and personal property and is guaranteed by the Registrant. The note evidencing the loan calls for 36 monthly payments of interest only at the rate of 12% per annum, and a default rate of 22% per annum. The Registrant also agreed to issue the lender 183,206 shares of its common stock and warrants to purchase an additional 1,141,250 shares at $1.06 per share. The principal is to be repaid at the end of the three year term, during which the loan is subject to, on each anniversary date, additional fees in cash equal to 8% of the outstanding principal balance, stock equal to 5% of the outstanding principal balance (valued at the average closing bid price for the 30 business days immediately preceding the third business day prior to the effective date or each anniversary, as the case may be), and warrants to purchase 250,000 shares of common stock at $1.06 per share. Certain restrictions are imposed limiting the Registrant's ability to incur additional debt, make capital expenditures and increase management's compensation, and anti-dilution provisions are included to protect the lender in the event the Registrant issues additional securities at a price below $1.06 per share without the consent of the lender.

     As part of the transaction, the lender also provided a one year commitment to lend Mountaineer up to $11.1 million of additional funds to be used to refinance the current first mortgage held by Bennett Management & Development Corp. The commitment is subject to customary conditions, including negotiation of definitive loan agreements. In connection with the financial commitment, the Registrant paid a $110,000 commitment fee and issued the lender additional warrants to purchase 350,000 shares of common stock at $1.06 per share.

     In order to assure compliance with provisions of the West Virginia Racetrack Video Lottery Act concerning control over a licensee of the State Lottery, the lender has agreed that it may not own, through the exercise of warrants or otherwise, more than 5% of the Registrant's outstanding common stock unless and until the West Virginia Lottery Commission either (i) approves the lender or (ii) provides an advisory opinion approving an arrangement whereby the lender may own but may not have voting rights to any shares in excess of the 5% threshold. If the lender becomes disqualified after such Lottery Commission approval, any shares held in excess of the 5% threshold, if registered, shall be sold by the lender in the market; otherwise such shares may be put to the Registrant at the then market price, said price payable in cash or in the form of a note with interest only payable monthly at 24% per annum and all principal due in one year.

     The Registrant agreed to register the stock and warrants with the Securities and Exchange Commission, subject to cash penalties if such registration is not declared effective before seven and nine months from the date of demand therefor by the lender. All warrants are exercisable for a term of five years. The stock and warrants were registered in the fourth quarter of 1996 as more fully described in Note 10, Subsequent Events.

     Net proceeds after repayment of a $250,000 loan from an affiliate of the lender pending the closing, due diligence and loan origination fees, fees associated with the take-out commitment and the costs of the transaction are approximately $4.2 million. The Registrant charged $913,000 in cash and noncash expenditures to deferred financing costs in connection with this financing. Prepaid loan fees relating to the financing are being amortized over a 12 month period. The Registrant paid $153,000 of interest on the working capital note in the third quarter of 1996.

     Trade Payables Term Note. In September 1995, the Registrant entered into an agreement with its totalisator system supplier to convert $461,000 of outstanding trade payables into a term note. Under the terms of the agreement, the Registrant is required to make 21 monthly interest and principal payments of $17,800 and, concurrently, eight (8) additional payments of approximately $17,800 on various dates through May 31, 1997. The loan, which is unsecured, bears interest at the rate of 12% per annum. The loan is subject to an acceleration clause and other financial disincentives in the event of default. At September 30, 1996, the outstanding principal balance is

$186,000. The Registrant paid $221,000 and $28,000 of principal and interest, respectively, in the first nine months of 1996 related to this term note.

     Settlement Term Note. In May 1996, the Registrant reached a settlement agreement with the holder of 52,250 shares of redeemable common stock, valued at $313,000 as further described in Note 9. Pursuant to the settlement agreement, the Registrant agreed to pay $25,000 upon execution of the settlement agreement and delivered a promissory note calling for a total of three payments of $5,000 due on August 1, 1996, November 1, 1996 and February 1, 1997; a payment of $50,087 on May 1, 1997; and a total of four annual payments of $40,087 due on May 1, 1998 through 2001. The promissory note, which is unsecured, does not bear interest. The obligation to pay the amounts described above was discounted at 8%; at September 30, 1996 the remaining principal balance is $179,000. The Registrant paid $26,000 of principal, and $4,000 of imputed interest in the third quarter of 1996.

     The Registrant charged $1.4 million and $911,000, respectively, to interest expense relating to long term debt during the nine month periods ended September 30, 1996 and 1995. The Registrant capitalized $267,000 and $1,176,000 of interest in the first three quarters of 1996 and 1995, respectively.

Note 8  -  Short Term Notes Payable

     In the first half of 1996, the Registrant entered into a series of short-term note agreements with three lenders aggregating $1,100,000. Under the terms of the agreements the Registrant was obligated to repay a total of $1,302,000 in interest and principal in 1996. In addition, the Registrant issued 100,000 shares of its common stock, and warrants to purchase 50,000 shares of its common stock at $0.80 per share, valued in the aggregate at $81,000 as supplemental consideration for the loans. The short term note obligations were paid in full in the second and third quarters of 1996. The Registrant charged $302,000 to interest expense relating to short-term notes in the first nine months of 1996, including amortization of deferred financing costs.

Note 9  -  Other Capital Transactions

     Common Stock Issued for Services Rendered. The Registrant incurred salaries to key members of management totaling $204,000 which remained unpaid at December 31, 1995. On February 9, 1996, the board of directors approved two agreements to issue a total of 466,676 shares of the Registrant's common stock in satisfaction of $186,000 of these liabilities (plus accrued interest of $3,300 calculated at the rate of 10% per annum) based on the closing market price of the stock on that day of $.40625 per share. The agreements provide that for a term of one year commencing February 9, 1996, in the event the initial holders propose to sell any of the shares, they shall be required to notify the Registrant of such intention and the Registrant may then elect, at any time before the proposed date of sale, to purchase the shares at the price of $1.00 per share, payable within two days after the date of such election. Otherwise, the shares may be sold as proposed. In addition, the Registrant shall have the right at any time, upon three days written notice, to purchase the shares for a price of $1.00 per share within two days after such notice.

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

     Incentive Plan Stock Options. In November 1995, the Registrant's board of directors adopted an incentive stock option plan meeting the requirements of
Section 422 of the Internal Revenue Code, subject to shareholder approval. In accordance with the plan, 500,000 shares were reserved for issuance on January 23, 1996 at an exercise price of $0.5625 per share, based on the closing market price of the stock on that day. The options are exercisable over a period of five years, subject to certain limitations. In January 1996, the Registrant awarded options to purchase 400,000 shares under this plan to two officers of the Registrant who also serve on the Registrant's board of directors.

     Board of Directors Stock Options. On January 23, 1996, the board of directors granted to its two outside directors, Robert A. Blatt and Robert L. Ruben, non-qualified stock options to purchase 50,000 shares and 75,000 shares of the Registrant's common stock, respectively, at the fair market value of the shares on the date of grant of $0.5625 per share. The options are immediately exercisable for a term of five years.

     Redeemable Common Stock. In 1992, the Registrant acquired all of the capital stock of Golden Palace Casinos, Inc. in exchange for 4,311,000 shares of the Registrant's common stock and the assumption of certain options, warrants and convertible debentures of Golden Palace. With respect to 209,000 shares of such stock, the Registrant granted the founders of Golden Palace put rights requiring the Registrant, upon demand after February 1, 1993, to redeem such shares at $6.00 per share (the "Redeemable Shares").

     By two agreements dated as of June 30, 1995 and one agreement dated April 2, 1996 and amended as of June 18, 1996, in settlement of claims relating to the Registrant's failure to redeem 156,750 of the Redeemable Shares upon demand, the Registrant issued in the aggregate 500,166 shares of the Registrant's common stock, of which 410,166 shares were to become redeemable at a price of $1.50 per share over 24 months if such shares were not registered with the Securities and Exchange Commission by June 30, 1996. Also pursuant to the agreements, upon registration, any shares not then required to have been redeemed were subject to a guaranteed sale price of $1.50 per share (to the extent the average closing price of the common stock for the 90 trading days following the effective date of the registration statement is below $1.50) to be made up through the issuance of additional common stock.

     With respect to 120,000 of such shares, however, the holder elected to terminate the Registrant's right of redemption. As a result of such termination, the Registrant recorded a $180,000 reduction in redeemable common stock obligations and a corresponding $180,000 increase to paid in capital in the Condensed and Consolidated Balance Sheet. Such shares remain subject to the $1.50 price guarantee.

     In July 1996, a promissory note in the amount of $235,000 was executed with respect to 156,570 of such shares. By agreement dated November 1, 1996, however, in consideration of the redemption of a payment of $31,000, the holder of such shares agreed to relinquish the $1.50 price guarantee and the Registrant agreed to terminate the right of redemption. Accordingly, thereafter, such shares will be recorded as a reduction in redeemable common stock obligation and a corresponding increase to paid-in-capital. See Note 10, Subsequent Events.

     At September 30, 16,677 of the remaining 133,416 shares had been redeemed by the Registrant in accordance with the agreement. Such shares have been returned to authorized but unissued status. The 116,739 shares not redeemed as of September 30, 1996 have been recorded as a redeemable common stock obligation of $178,000. By virtue of the inclusion of such shares in a registration statement that became effective as of October 31, 1996, however, such shares will thereafter be recorded as a reduction in redeemable common stock obligations and a corresponding increase in paid-in-capital. Such shares will remain subject to the $1.50 price guarantee. See Note 10, Subsequent Events, Form S-3 Registration Statement.

     The Registrant's obligation with respect to the remaining 52,250 Redeemable Shares issued in connection with the acquisition of Golden Palace has been settled by the delivery of a promissory note. See Note 7, Long-Term Debt, Settlement Term Note.

Note 10  -  Subsequent Events

     Bennett Loan Amendment. Effective October 31, 1996, the loan agreement with Bennett Management and Development was amended, in settlement of the Registrant's lawsuit against Bennett. The Agreement modifies the schedule for the principal amortization of Bennett's $10.2 million construction loan such that instead of 36 equal monthly payments of $283,333, Mountaineer will make principal payments of $75,000 per month from October through March and $125,000 per month from April through September. The remaining principal balance will continue to be due on April 30, 1999. As a result of this provision, the Registrant's current liability balances declined by $2.2 million and noncurrent liabilities increased by a similar amount.

     In the event the Bennett loan is not prepaid by December 31, 1997, then either (i) the interest rate on any outstanding balance shall, as of January 1, 1998, increase from 12.5% to 14.5% if such rate increase is approved by Mountaineer's other mortgage lender; or (ii) the monthly payments of principal will increase to $100,000 from October through March and $200,000 from April through September.

     The settlement also modifies the Registrant's obligation to issue additional shares of the Registrant's common stock to Bennett if the loan is not prepaid by January 1, 1997. Whereas the Construction Loan Agreement had required the Registrant to issue Bennett $2.5 million worth of the Registrant's common stock on January 2, 1997 absent prepayment, the settlement permits the Registrant, at its option, either to pay Bennett $500,000 in cash or issue $750,000 in stock. Similarly, the Registrant may pay $750,000 in cash or issue $1 million in stock if the Bennett loan is not prepaid by July 1, 1997, and pay $1 million in cash or issue $1.25 million in stock if the loan is not prepaid by December 31, 1997. If the Registrant elects to issue Bennett additional shares of common stock, such shares will be subject to the Construction Loan Agreement's requirement that, to the extent such issuance would otherwise result in Bennett having voting rights of greater than 5% of the Registrant's issued and outstanding shares, then the voting rights shall be transferred to the Registrant's board of directors.

     In the event the Trustee desires to sell any of the shares held by Bennett, the settlement also grants the Registrant until December 31, 1997 the right to match any bona fide offer presented to the Trustee by a non-affiliate to purchase the shares. The settlement likewise grants the Registrant an option, for the period commencing on the date Mountaineer has paid the Bennett loan in full and terminating ten business days thereafter, to purchase all (but not part) of the 1,530,000 shares currently held by Bennett for a price per share equal to 90% of the average closing bid price of the shares as reported by Nasdaq for the twenty (20) consecutive trading days immediately preceding the date on which Mountaineer retires the loan, but in no event less than $1.125 per share.

     AGEL Settlement Agreement. As part of the October 31, 1996 amendment to the Bennett loan agreement, American Gaming & Entertainment, Ltd. ("AGEL"), an affiliate of Bennett which had performed management services at Mountaineer pursuant to a June 2, 1994 management agreement, delivered an acknowledgment that the management agreement had been terminated and that a June 30, 1995 settlement agreement among the Registrant, Mountaineer and AGEL was in effect. That settlement agreement terminated the management agreement and settled the accounts of the parties as of June 30, 1995.

     Severance Agreement Settlement. On April 26, 1995, the Registrant entered into a severance agreement with its former chief executive officer. In connection therewith, the Registrant was obligated to pay approximately $440,000 over a period of two years. In addition, the Registrant repriced certain incentive options and was obligated to provide certain benefits during the term of the agreement. In 1995, management discontinued payments under the agreement due to their discovery of certain matters which they believe nullified the agreement. At December 31, 1995, the Registrant had accrued an estimated remaining liability of $400,000 in connection with the severance. In October 1996, the severance agreement was amended as described below, resulting in a $164,000 reduction in expenses and current liabilities: (i) a payment of $100,000 was remitted to the former officer in October 1996; (ii) the Registrant issued 100,000 shares of common stock with registration rights to the officer in October 1996. The shares are valued at their fair market value of $1.02 per share, on the date the amendment was executed; (iii) the former chief executive officer waived his rights to receive salary and expense payments totaling approximately $400,000, as described in the original agreement.

     Form S-1 Registration Statement. On September 27, 1996, the Registrant filed Form S-1 registration statement (file no. 33-12839) with the Securities and Exchange Commission, with respect to the following shares and warrants issued in connection with the Registrant's July 2, 1996 Working Capital Term Note financing arrangement, described in Note 7, Long-Term Debt: (i) 183,206 shares of common stock currently outstanding and held by the lender, (ii) warrants to purchase 1,492,860 shares at an exercise price of $1.06 per share,
(iii) warrants to purchase 50,000 shares at an exercise price of $0.80 per share, and (iv) 1,542,860 shares of common stock issuable upon exercise of such warrants. This registration statement was declared effective by the Commission on November 14, 1996.

     Form S-3 Registration Statement. On October 18, 1996, the Registrant filed a Form S-3 registration statement (file no. 33-14475) with the Securities and Exchange Commission, with respect to 4,836,340 shares of common stock which include: (i) 878,250 shares of common stock issuable upon the exercise of certain warrants of the Registrant which are exercisable at prices ranging from $.01 to $4.00 per share (ii) 685,869 shares of common stock issuable upon the exercise of certain options of the Registrant which are exercisable at prices ranging from $1.06 to $2.00 per share, and (iii) 3,272,221 shares of outstanding common stock. This registration statement was declared effective by the Commission on October 31, 1996. Effective with the registration of the warrants, the Registrant was relieved of its remaining redeemable common stock obligation (valued at $773,000 in the September 30, 1996 Condensed and Consolidated Balance Sheets). The registration statement included the shares required to be registered as set forth in Note 9, Redeemable Common Stock.

     Board of Directors Stock Options. On October 2, 1996, the board of directors granted non-qualified stock options to purchase 75,000 shares of the Registrant's common stock to each of its two outside directors. The options are immediately exercisable for a term of five years. The exercise price of the options is $1.06, the fair market value of the shares on the date of grant.

     Incentive Plan Stock Options. On October 2, 1996 the Registrant's board of directors adopted an incentive stock option plan meeting the requirements of
Section 422 of the Internal Revenue Code, subject to shareholder approval. In accordance with the plan, 500,000 shares were reserved for issuance at an exercise price of $1.06 per share, the fair market value of the stock on the date of adoption. The shares are subject to certain limitations, and are exercisable over a period of five years.

     Redeemable Common Stock Settlement Agreement. On November 1, 1996, the Registrant entered into an agreement with the holder of 156,750 redeemable common shares. Under the terms of the agreement, the holder returned $37,000 in principal and interest payments remitted by the Registrant in the third quarter of 1996, and agreed to cancel the appurtenant $235,000 redeemable common stock note obligation. In exchange, the Registrant paid $31,000 to the holder and withdrew its right to repurchase the holder's redeemable common shares.

     Registrant Name Change. In October 1996, the Registrant's shareholders approved an amendment to the Registrant's certificate of incorporation to change the Registrant's name to "MTR Gaming Group, Inc."

     Increase in Authorized Number of Shares. A proposal was accepted at the Annual Shareholders Meeting in October 1996 to amend the Registrant's Certificate of Incorporation to increase the number of authorized shares of the Registrant's common stock from 25,000,000 shares to 50,000,000 shares. The purpose of this amendment is to provide a sufficient number of shares for the Registrant to honor its obligation to issue shares of its common stock under various contractual agreements and to provide a sufficient number of shares to be used for corporate purposes in the future. While the Registrant has no plans to issue shares of its common stock other than pursuant to its current contractual obligations or in the ordinary course of business, the authorization of additional shares would also give the Registrant flexibility in the future to utilize the common stock in seeking capital or in making acquisitions.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Registrant earned revenues for the respective three and nine month periods in 1996 and 1995 as shown below:

                                               Three Months Ended                  Nine Months Ended
                                                  September 30                       September 30
                                              1996             1995              1996               1995
                                              ----             ----              ----               ----
Operating Revenues

     Video lottery operations              $10,067,000       $5,220,000       $21,967,000       $12,063,000
     Pari-mutuel commissions                 1,232,000        1,266,000         3,397,000         3,312,000
     Lodging, food and beverage              1,396,000        1,064,000         2,969,000         2,454,000
     Other revenues                            402,000          354,000           865,000           925,000
                                           -----------       ----------       -----------       -----------
         Total Revenues                    $13,097,000       $7,904,000       $29,198,000       $18,754,000
                                           ===========       ==========       ===========       ===========

     The Registrant's Mountaineer Park, Inc. subsidiary has exhibited steady, pronounced revenue growth under the expansion plan centered around video lottery operations begun in September, 1994. The emergence of video lottery operations as Mountaineer's profit center has significantly moderated the seasonality experienced in prior year revenue trends.

     The geographic area surrounding the Registrant's operating facilities in West Virginia experienced extensive flooding and unusually heavy snowfall in the first quarter of 1996. The Registrant's revenue increases have been achieved despite these unusual weather conditions, which produced difficult travel conditions. Flood and snow damage in portions of Ohio, West Virginia and Western Pennsylvania reached levels resulting in their designation as a Federal disaster areas. Mountaineer's facilities are situated well above the flood plain and did not sustain any damage; Mountaineer's nearest competitor was extensively damaged and ceased operations for approximately four weeks in the first quarter of 1996.

     Video Lottery Operations. Mountaineer has operated video lottery terminals ("VLTs") in West Virginia since 1990; operations were conducted under a provisional license until September 1994. The West Virginia Racetrack Video Lottery Act, signed in March 1994, allowed the uninterrupted continuation of video lottery games at Mountaineer and permitted the Registrant to increase its number of VLTs from 165 to 400 on September 4, 1994. In July 1995, the Registrant placed into operation an additional 400 VLTs, bringing the total number of VLTs in operation to 800. Mountaineer has subsequently received approval from the West Virginia Lottery Commission to add up to 200 more VLTs, which it intends to install within the next 12 months. A summary of the video lottery gross winnings less patron payouts for the three and nine months ended September 30, 1996 and 1995 is as follows:

                                                  Three Months Ended                    Nine Months Ended
                                                     September 30                          September 30
                                              1996                1995                1996               1995
                                              ----                ----                ----               ----
Total gross wagers                        $ 32,793,000        $ 17,098,000        $ 75,010,000        $ 40,276,000
Less patron payouts                        (22,726,000)        (11,878,000)        (53,043,000)        (28,213,000)
                                          ------------        ------------        ------------        ------------
Revenues - video lottery operations       $ 10,067,000        $  5,220,000        $ 21,967,000        $ 12,063,000
                                          ============        ============        ============        ============
Average daily net win per terminal        $        137        $         71        $        100        $         83
                                          ============        ============        ============        ============

     Current year video lottery operations garnered 1996 versus 1995 revenue increases of 93% for the third quarter and 86% for the nine month period. Management attributes these increases to three factors: (i) expansion of video lottery facilities in July, 1995, doubling the number of terminals from 400 to 800, and expanding the Speakeasy Gaming Saloon at Mountaineer Lodge by 8,000 square feet in December 1995; (ii) commencement of video slot operations in July 1996 on 350 of the 800 terminals already in use; and (iii) commencement of a large scale marketing campaign aimed beyond the 40 mile radius from which Mountaineer has traditionally drawn the bulk of its patrons.

     The results of video lottery operations reflect a two-year trend of significantly increasing aggregate net win, coupled with an increase in average daily net win per terminal in 1996. The Registrant plans to pursue additional growth in its video lottery operations. The aggressive newspaper marketing campaign begun in July 1996 will continue at a moderately reduced level through the winter months. Mountaineer plans to broadcast extensive "infomercial" advertisements on television affiliates within a two hour driving radius, beginning in December 1996.

     Management has undertaken a large scale redecoration of its racetrack grandstand video lottery facilities, including expansion of ancillary dining and bar areas. Management believes it can draw and accommodate significantly heavier patronage to the grandstand gaming facilities, which currently operate only on the Registrant's 220 annual live race dates. For the three months ended September 30, 1996, average daily net win on the 400 grandstand terminals was $63 (including $0 for days when there was no live racing), compared to $210 earned on the lodge- based terminals.

     Racing Operations. Under West Virginia Horse Racing Law, the Registrant is required to race a minimum of 220 days per year and its racing revenues are defined as commissions which are calculated as a portion of pari-mutuel wagering handle after certain deductions. Mountaineer's pari-mutuel racing commissions for the three and nine months ended September 30, 1996 and 1995 are summarized below:

                                                     Three Months Ended                    Nine Months Ended
                                                        September 30                          September 30
                                                 1996                1995                1996               1995
                                                 ----                ----                ----               ----
Total pari-mutuel wagering handle           $ 11,579,000        $ 11,896,000        $ 31,761,000        $ 31,138,000
    Less patrons' winning tickets             (9,172,000)         (9,437,000)        (25,162,000)        (24,752,000)
                                            ------------        ------------        ------------        ------------
                                               2,407,000           2,459,000           6,599,000           6,386,000
Less:
    State and county pari-mutuel tax            (133,000)           (137,000)           (379,000)           (362,000)
    Purses and Horsemen's Association         (1,042,000)         (1,056,000)         (2,823,000)         (2,712,000)
                                            ------------        ------------        ------------        ------------
Pari-mutuel commissions                     $  1,232,000        $  1,266,000        $  3,397,000        $  3,312,000
                                            ============        ============        ============        ============

     For the nine months ended September 30, 1996, simulcast handle rose by $2.5 million to $$15.7 million, an increase of 19% compared to $13.2 million for the same period in 1995. Management believes the increase resulted from renovations to track betting facilities and an increase in the number of wagering days to seven days per week at multiple locations, plus the introduction of simulcast greyhound racing in the second quarter of 1995.

        Live racing handle declined by $1.9 million, or 11%, for the nine months ended September 30, 1996 from $18.0 million to $16.1 million for the nine months ended September 30, 1995. Through the first three quarters of 1996, Mountaineer has completed 170 days of the annually required 220 live racing days compared to 179 days for the same period in 1995. Average daily purses, which were $25,000 in the third quarter of 1995, have increased several times during 1995 and 1996 to approximately $50,000 at September 30, 1996. Management believes that live racing handle will increase as racing purses increase following the concept that higher purses attract higher quality race participants, which in turn captures the interest of wagerers from a larger geographic region. In accordance with this philosophy, Mountaineer began offering moderately funded stakes races of up to $20,000 per race during the third quarter of 1996. More sizable stakes races may be offered if a favorable revenue trend develops from this practice. Legislation was approved by the Ohio General Assembly that permitted full-card simulcasting and off-track betting beginning in September 1996. Management is unaware of any imminent plans for competing Ohio racetracks to open any off-track betting sites near Mountaineer's Chester, West Virginia facility.

     Food, Beverage and Lodging Operations. Food, beverage and lodging revenues accounted for a combined increase of 21% to $3.0 million for the nine months ended September 30, 1996 from $2.5 million for the same nine-month period in 1995. Management believes that refurbishment of the lodge guest rooms early in 1995, in combination with other improvements at Mountaineer, contributed to a 32% lodging revenue increase to $825,000 from $627,000 for the same period-to-period comparison. Forty-one guest rooms were unavailable for use in the first four months of 1995 due to smoke damage experienced in the fourth quarter of 1994. Food and beverage revenues reflected an increase of 17% to $2.1 million, from $1.8 million for the nine months ended September 30, 1995. A comparison of third quarter food, beverage and lodging revenues reveals a 31% increase from 1995 to 1996; management attributes the increase to direct elements of the marketing campaign which commenced in July, 1995, as well as the synergistic effects of heavier video lottery patronage.

     Other Operating Revenues. Other sources of revenues decreased by $60,000 to $865,000 for the nine month period ended September 30, 1996, compared to the same period in 1995. Other operating revenues are primarily derived from the sale of programs, parking and admission fees relating to Mountaineer's racing activities and periodic boxing events.

Costs and Expenses

     Operating costs and gross profit earned from operations for the three and nine month periods ended September 30, 1996 and 1995 are as follows:

                                           Three Months Ended                      Nine Months Ended
                                               September 30                           September 30
                                         1996               1995                1996                1995
                                         ----               ----                ----                ----
Operating Costs:
     Video lottery operations         $ 6,343,000        $ 3,573,000        $ 14,371,000        $  8,198,000
     Pari-mutuel commissions            1,571,000          1,548,000           3,860,000           4,587,000
     Lodging, food and beverage         1,064,000          1,057,000           2,593,000           2,728,000
     Other revenues                       302,000            359,000             794,000             699,000
                                      -----------        -----------        ------------        ------------
         Total Operating Costs        $ 9,280,000        $ 6,537,000        $ 21,618,000        $ 16,212,000
                                      ===========        ===========        ============        ============

Gross Profit (Loss):
     Video lottery operations         $ 3,724,000        $ 1,647,000        $  7,596,000        $  3,865,000
     Pari-mutuel commissions             (339,000)          (282,000)           (463,000)         (1,275,000)
     Lodging, food and beverage           332,000              7,000             376,000            (274,000)
     Other revenues                       100,000             (5,000)             71,000             226,000
                                      -----------        -----------        ------------        ------------
         Total Gross Profit           $ 3,817,000        $ 1,367,000        $  7,580,000        $  2,542,000
                                      ===========        ===========        ============        ============


     Mountaineer's 56% increase in revenues resulting from the expanded scope of entertainment offerings resulted in higher total costs, as expenses increased by $5.4 million to $21.6 million in the first three quarters of 1996, an increase of 33% from $16.2 million for the nine months ended September 30, 1995. Gross profit from the Registrant's four profit centers nearly tripled from $2.5 million for the first three quarters of 1995 to $7.6 million for the same period in 1996. Approximately half of the 1996 gross profits were earned in the third quarter period.

     Video Lottery Operations. Costs of VLTs increased by $6.2 million, or 75%, from $8.2 million to $14.3 million for the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995, reflecting the increase in statutory expenses directly related to the 82% increase in video lottery revenues. Such expenses accounted for $5.5 million of the total cost increase.

     After payment of a State Administrative Fee of up to 4% of revenues, Mountaineer is obligated to make payments from the remaining video lottery revenues to certain funds administered by the West Virginia Lottery Commission, as follows: State Tax 30%, Horsemen's Purse Fund 15.5% Tourism Promotion 3%, Hancock County Tax 2%, Breeders Classics 1%, Veterans Memorial 1%, and Employee Pension Fund 0.5%. Taxes and assessments paid to these funds are included in "Cost of Video Lottery Terminals" in the Consolidated Statement of Operations. Statutory costs and assessments for the respective three and nine month periods are as follows:

                                      Three Months Ended                  Nine Months Ended
                                         September 30                        September 30
                                    1996              1995             1996                1995
                                    ----              ----             ----                ----
State of West Virginia           $3,588,000       $1,782,000       $ 7,069,000       $3,781,000
Horsemen's Purse Fund             1,493,000          801,000         3,292,000        1,834,000
Other contract costs                723,000          386,000         1,593,000          887,000
                                 ----------       ----------       -----------       ----------
     Total statutory costs       $5,804,000       $2,969,000       $11,954,000       $6,502,000
                                 ==========       ==========       ===========       ==========

     In addition, Mountaineer paid management fees of $258,000 to American Gaming and Entertainment, Ltd. ("AGEL"), an affiliate of Bennett Management and Development Corporation for the nine months ended September 30, 1995. The Registrant's June 2, 1994 management agreement with AGEL was suspended pursuant to a stay agreement effective June 30, 1995.

     On July 1, 1995, the Registrant and American Newco, a consulting firm owned by two principals of AGEL, entered into a contract whereby American Newco agreed to provide consulting services in connection with the Registrant's video lottery operations at the rate of $10,000 per month, subject to increases of up to $10,000 per month for additional services which may be provided, through March 17, 1997. The personal involvement of the two shareholders of American Newco as consultants to the Registrant is a material element of the consulting agreement. Such personal involvement has not been provided since October 15, 1995, as a result, no consulting fees have been accrued in 1996. On May 10, 1996, Management provided American Newco and AGEL with formal notice of termination of the consulting and management agreements.

     On October 31, 1996, the Bennett Management and Development loan agreement, described in Note 7, Long-Term Debt, was amended. As part of the amendment, AGEL delivered an acknowledgment that the management agreement had been terminated and that a June 30, 1995 settlement agreement among the Registrant, Mountaineer, and AGEL was in effect. That settlement agreement terminated the management agreement and settled the accounts of the parties as of June 30, 1995. On May 14, 1996, the Registrant received written notice from a representative of American Newco, Inc. demanding payment under the consulting agreement. Although Management believes there are sufficient grounds to terminate the consulting agreement without additional liability to the Registrant, there are no assurances that such termination will not be successfully challenged or that the Registrant will not incur additional liability in connection with the agreement.

     Video lottery wages expense increased by $153,000 to $449,000 for the nine months ended September 30, 1996, compared to $296,000 for the nine month period in 1995. This increase was attributable to staff hired to support the operation of the additional VLTs. Costs incurred by Mountaineer for utilities and insurance due to enlarged facilities and expanded staffing increased by $135,000 to $327,000 from $192,000 for the same period-to-period comparison. Lease expenses increased from $865,000 in the first nine months of 1995 to $1.1 million in the first nine months of 1996, reflecting the 400 additional VLTs placed into service in the third quarter of 1995, mitigated by a March 1996 amendment to the video lottery terminal lease agreement which extended the related lease payments over a longer term.

     Racing Operations. Costs of pari-mutuel commissions declined $727,000, or 19%, from $4.6 million in the first three quarters of 1995 to $3.9 million in the first three quarters of 1996. Totalisator lease expenses relating to live racing declined $144,000 from the first nine months of 1995 versus 1996 due to the negotiation of more favorable lease terms in December, 1995. Wages relating to the Registrant's racing operations were reduced $393,00, from $1.9 million in the first nine months of 1995 to $1.5 million during the same 1996 period.

     On September 26, 1996, the original term of Mountaineer's labor agreement with approximately 50 mutuel and 9 video lottery employees expired. Prior to that date, Mountaineer and the union agreed to extend the contract term for an additional 60 days. There can be no assurances that a new labor agreement will be finalized prior to the expiration of the extended term.

     The Registrant's 1996 expenses were reduced by $208,000 due to the settlement of litigation for which a provision was accrued in 1995. Also, a reduction in live race days from 179 in the first three quarters of 1995 to 170 in the same period of 1996 contributed to the reduction in expenses.

     Food, Beverage and Lodging Operations. Direct expenses of the Registrant's food and beverage operations increased from $1.6 million in the first nine months of 1995 to $1.8 million during the corresponding period in 1996. The food and beverage operation earned a gross profit of $364,000 in the first three quarters of 1996, compared to a $221,000 loss in 1995, as higher revenues more fully absorbed the operation's fixed costs. Lodging direct costs totaled $813,000 for the nine months ended September 30, 1996, compared to $1.1 million in 1995. Lodging operations achieved a small gross profit of $11,000 in the 1996 period, compared to a $512,000 loss in the first nine months of 1995. Certain unavoidable inefficiencies negatively impacted 1995 Lodge operating expenses due to the widespread construction projects in progress throughout the year. In the first nine months of 1996, Lodge wages and operating supplies expenses were reduced $145,000 from the prior year period, despite the increased patronage experienced in 1996.

     Cost of Other Operating Revenues. Costs of other revenues decreased $105,000 for the nine months ended September 30, 1996, compared to the same period in 1995. This decrease was generally reflective of the decline in revenues over the same periods.

     General and Administrative Expenses. General and administrative expenses decreased by $1.2 million to $3.3 million, or 36%, from $4.5 million for the same nine month periods ended September 30, 1996 and 1995, respectively. Management's efforts to reduce the cost of corporate operations produced a decrease in corporate general and administrative expenses by $1.2 million, or 60%, from $2.0 million to $825,000 for the same period-to-period comparison. Corporate general and administrative expenses for the first nine months of 1996 reflected the issuance of 200,000 shares, valued at $106,000 for the services rendered by a key consultant and significant shareholder. The Registrant's 1995 corporate general and administrative expenses reflected a $596,000 provision for corporate relocation and severance. In the third quarter of 1996, the Registrant negotiated significant reductions in two previously accrued obligations, producing a $321,000 reduction in corporate overhead expenses. General and administrative expenses at Mountaineer remained stable, at $2.5 million in the first nine months of 1995 and 1996, despite the expanded scope of Mountaineer's operations and the assumption of certain corporate responsibilities.

     Advertising Expense. Advertising Expense, included in General and Administrative Expenses, increased by 11%, to $1.1 million for the nine months ended September 30, 1996. Promotion of the Registrant's Mountaineer operation cost $107,000 more in the first nine months of 1996 than the corresponding period in 1995. The bulk of this increase occurred in the third quarter of 1996, with the inception of an aggressive marketing campaign targeted at a significantly larger geographic market. Mountaineer will supplement its traditional newspaper advertising campaign with a more specifically targeted direct mail program in the future. In addition, Mountaineer plans to commence extensive "infomercial" advertising on television affiliates within a two hour driving radius in December. Up to $330,000 of related broadcast costs will be defrayed by a state grant to a convention and visitors bureau of which Mountaineer is a member, as more fully described in the Liquidity and Sources of Capital section appearing below.

CASH FLOWS

     The Registrant's operations produced $551,000 of cash flow in the nine months ended September 30, 1996, compared to a $283,000 consumption of cash for the 1995 period. Current year noncash expenses include $1.3 million for depreciation and amortization, $569,000 for interest expense, and $332,000 as compensation for services rendered. In the first three quarters of 1996, the Registrant satisfied four obligations for consideration which totaled $579,000 less than the liabilities' balances prior to settlement.

     The Registrant invested $1.1 million for continued expansion and development of its properties at Mountaineer in the first nine months of 1996, compared to a $4.7 million investment in the 1995 nine month period. The Registrant borrowed $1.1 million under short term borrowing arrangements in the first half of 1996, all of which was repaid in the second and third quarters. A $5 million working capital term loan was executed in July 1996. A portion of the term loan proceeds was used to liquidate trade accounts payable and accrued liabilities, the balance of which was reduced by $2.2 million in 1996.

LIQUIDITY AND SOURCES OF CAPITAL

     At September 30, 1996, the Registrant has current liabilities in excess of current assets of approximately $2.6 million, of which $586,000 relates to redeemable common stock obligations and $2.6 million represents the current portion of long-term debt. The Registrant secured a series of short-term loans in the second quarter of 1996 totaling $1.1 million to address cash flow exigencies existing prior to the funding of the $5 million term loan in July 1996; the short-term notes have been repaid in full. At September 30, 1996, the Registrant's unrestricted cash balance stood at $3.1 million, in addition to $457,000 in cash deposits restricted under various financial instruments. The Registrant is taking the following measures to address its near and long-term capital needs:

     $5 Million Working Capital Loan. On July 2, 1996, the Registrant and Mountaineer entered into a financing arrangement with a private lending firm for a working capital loan and a commitment for first mortgage refinancing. The $5 million loan is secured by a second mortgage on Mountaineer's real and personal property and is guaranteed by the Registrant. The note evidencing the loan calls for monthly payments of interest only at the rate of 12% per annum, and a default rate of 22% per annum. The Registrant also agreed to issue the lender 183,206 shares of its common stock and warrants to purchase an additional 1,141,250 shares at $1.06 per share. The principal is to be repaid at the end of the three year term, during which the loan is subject to, on each anniversary date, additional fees of cash equal to 8% of the outstanding principal balance, stock equal to 5% of the outstanding principal balance (valued at the average closing bid price for the 30 days prior to each anniversary date), and warrants to purchase 250,000 shares of common stock at $1.06 per share. The loan proceeds will be used to substantially liquidate trade accounts payable, fund future capital expenditures, and launch extensive television and print advertising campaigns.

     $11.1 Million First Mortgage Commitment. As part of the working capital loan transaction, the lender also provided a one-year commitment to lend Mountaineer up to $11.1 million of additional funds to be used to refinance the current mortgage held by Bennett Management & Development Corporation. The financing commitment is subject to customary conditions, including negotiation of definitive loan agreements and no material adverse changes in Mountaineer's business prior to closing. In connection with the financing commitment, the Registrant agreed to pay a $110,000 commitment fee, issue a pledge of Mountaineer's stock, and issue to the lender additional warrants to purchase 350,000 shares of common stock at $1.06 per share.

     If the Registrant is able to close such financing, the loan terms provide that the lender would be secured by a first mortgage on Mountaineer's real and personal property and the guarantee of the Registrant. An initial financing facility fee of $888,000 would be payable upon closing along with 550,000 shares of the Registrant's common stock and warrants to purchase 1,632,140 shares at $1.06 per share. The note evidencing the loan would provide for monthly payments of interest only at the rate of 12% per annum. Principal would be payable at the end of the three year term, during which the loan would be subject to, on each anniversary date, additional financing facility fees of cash equal to 8% of the outstanding principal balance, 550,000 shares of the Registrant's common stock and warrants to purchase an additional 550,000 shares at $1.06 per share. The loan proceeds would be used to pay the initial financing facility fee, repay the Bennett loan and for working capital purposes. There are no assurances that such a financing will be obtained on terms acceptable to Management.

     Amendment of the Bennett Construction Loan Agreement. In March 1996, Bennett Management & Development Corporation and its parent, The Bennett Funding Group, Inc., filed for protection from creditors under Chapter 11 of the Federal Bankruptcy Laws. The Bankruptcy Court assigned a trustee to administer the Bennett companies while in bankruptcy. In October, 1996, the Bennett loan agreement was amended as follows: (i) Prior to amendment, Mountaineer was obligated to repay $8.7 million in principal at the rate of $283,000 monthly for 31 months. The amended amortization schedule provides for monthly principal payments of $75,000 from October through March of each year, and $125,000 from April through September, through March 1999. On April 30, 1999, the remaining principal balance would be due. (ii) Whereas the Construction Loan Agreement had required the Registrant to issue Bennett $2.5 million worth of the Registrant's common stock on January 2, 1997 absent prepayment, the settlement permits the Registrant, at its option, either to pay Bennett $500,000 in cash or issue $750,000 in stock. Similarly, the Registrant may pay $750,00 in cash or issue $1 million in stock if the Bennett loan is not prepaid by July 1, 1997, and pay $1 million in cash or issue $1.25 million in stock if the loan is not prepaid by December 31, 1997. If the Registrant elects to issue Bennett additional shares of common stock, such shares will be subject to the Construction Loan Agreement's requirement that, to the extent such issuance would otherwise result in Bennett having voting rights to greater than 5% of the Registrant's issued and outstanding shares, then the voting rights shall be transferred to the Registrant's board of directors. (iii) The amended loan agreement also grants the Registrant various priority rights to purchase the shares held by Bennett at or below market price, at specified dates.

     Alternative Mortgage Financing. The Registrant is continuing to seek alternative mortgage financing from a number of prospects on more favorable terms and longer amortization periods than those currently in place. The Registrant believes that its significant increases in revenues, reductions in accounts payable from proceeds of the $5 million working capital loan and improvements in Mountaineer's facilities will permit the Registrant to obtain permanent financing on terms acceptable to Management. If such a facility is offered, the Registrant will avail itself of the early liquidation clauses of its existing loan agreements. There are no assurances that such a financing will be obtained on terms acceptable to the Registrant.

     Increase in Authorized Number of Shares. A proposal was accepted at the Annual Shareholders Meeting to amend the Registrant's Certificate of Incorporation to increase the number of authorized shares of the Registrant's common stock from 25,000,000 to 50,000,000. The purpose of this amendment is to provide a sufficient number of shares for the Registrant to honor its obligation to issue shares of common stock under various agreements and to be used for corporate purposes in the future. While the Registrant has no plans to issue shares of common stock other than pursuant to current contractual obligations or in the ordinary course of business, the authorization of additional shares would also give the Registrant flexibility in future capital raising or acquisition activities.

     State Grant. In October 1996, a not-for-profit convention and visitors bureau of which Mountaineer Park is a member received approval of a marketing grant application from the West Virginia Division of Tourism. Under the terms of the grant, Mountaineer will be reimbursed for up to $330,000 of advertising expenses incurred as part of the convention and visitors bureau "infomercial" advertising campaign. It is anticipated that expense reimbursements will occur over a six month period commencing in December, 1996.

     Unclaimed Pari-mutuel Winnings. After a statutory period under West Virginia State law, and subject to approval by the West Virginia Racing Commission, unclaimed winnings from pari-mutuel wagers at Mountaineer are available to pay for capital improvements at Mountaineer. In August 1996, the Racing Commission approved payment of $201,000 of such funds to Mountaineer for barn repairs and improvements. Such payment from the Racing Commission is expected during the fourth quarter of 1996.

     Future Expansion. The Registrant intends to further expand its physical renovation of Mountaineer in preparation for its marketing as a comprehensive destination resort centered around extensive video gaming operations. Significant increases in revenues were provided by

Mountaineer's expanded gaming operations after the introduction of 400 additional video lottery terminals in July 1995 and the subsequent expansion of the lodge based Speakeasy Gaming Saloon in December 1995. This trend has continued on an accelerated pace since the introduction of video slots gaming in July 1996. Mountaineer expects to expend approximately $1 million in the fourth quarter on property, plant and equipment upgrades to accommodate this anticipated increase in facilities patronage.

     Mountaineer's revenue streams have historically exhibited seasonal peaks in the summer months with declining patronage in the winter months. Management believes that the emergence of video gaming as its dominant profit center will reduce the severity of these seasonal fluctuations in revenue; however, there are no assurances that this trend will be appreciably altered.

                                     PART II
                                OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS

     Mountaineer Park, Inc., and Winners Entertainment, Inc. v. Bennett Management & Development Corporation, and Richard C. Breeden, United States Bankruptcy Court Northern District of New York, Case Nos. 96-61376, 96-61377, 61378, 61379 (SDG). On July 1, 1996, the Registrant and Mountaineer filed an adversary proceeding against Bennett Management & Development Corporation ("Bennett") in the United States Bankruptcy Court for the Northern District of New York. In the complaint, the Registrant and Mountaineer sought compensatory and punitive damages, recoupment and setoff, and other equitable relief, including declaratory and injunctive relief for lender liability arising out of Bennett's (i) insistence that Mountaineer enter a management agreement with Bennett's financially troubled gaming affiliate, which, the complaint alleged, misspent loan proceeds; (ii) bad faith refusals to honor the requests of the West Virginia Lottery Commission to supply audited financial statements by the deadline and then several extended deadlines; (iii) fraudulent misrepresentations and omissions in connection with amendments of the parties' Construction Loan Agreement -- particularly with respect to issuance of an additional 1,020,000 shares of the Registrant's common stock to Bennett; and
(iv) conduct of its business generally, which has led to recent allegations of civil and criminal wrongdoing by Bennett in matters unrelated to its loan to Mountaineer, which, in turn, led Bennett to seek the protection of the Bankruptcy Court.

     With the filing of the complaint, the Registrant and Mountaineer also brought on a motion by order to show cause for a temporary restraining order prohibiting Bennett from (i) enforcing the repayment terms of the Construction Loan Agreement and $10.2 million Promissory Note; (ii) claiming an event of default; (iii) foreclosing pursuant to the deed of trust securing the repayment obligation; or (iv) selling any of the Registrant's common stock held by Bennett. At the July 1 hearing, the Bankruptcy Court denied the motion, principally because the Registrant and Mountaineer had not defaulted on the obligation to repay the loan and there was no evidence that such a default was imminent. Thus, the Court concluded, there was no crisis warranting the extraordinary relief sought. Despite denying the motion, the Court encouraged the parties to engage in good faith negotiations.

     By Amendment of Construction Loan Agreement dated September 19, 1996, which the Bankruptcy Court approved by Order dated October 22, 1996, the Registrant and Mountaineer settled all of their claims against Bennett. Accordingly, commencing with the payment due October 31, 1996, instead of 36 equal monthly payments of $283,333, Mountaineer will make principal payments of $75,000 per month from October through March and $125,000 per month from April through September. The remaining principal balance will continue to be due on April 30, 1999. In the event the Bennett loan is not prepaid by December 31, 1997, the interest rate on any outstanding balance shall, as of January 1, 1998, increase from 1.5% to 14.5% until paid in full;

provided, however, the (i) if the holder of the second trust on Mountaineer's property (currently Madeleine, LLC pursuant to a Deed of Trust and Term Loan Agreement dated as of July 2, 1996) for any reason does not approve such interest rate increase, then the interest rate shall not increase; and (ii) in lieu thereof, the monthly payments of principal will increase to $100,000 from October through March and $200,000 from April through September.

     The Amendment also modifies the Registrant's obligation to issue additional shares of its common stock to Bennett if the loan is not prepaid by January 1, 1997. Whereas the Construction Loan Agreement as previously amended required the Registrant to issue Bennett $2,500,000 worth of its common stock based on the average market price for the 20 consecutive trading days preceding January 2, 1997, the Amendment permits the Registrant, at its option, either to pay Bennett $500,000 in cash or issue common stock having a value of $750,000. Similarly, The Registrant may pay $750,000 in cash or issue common stock having a value of $1,000,000 if the Bennett loan is not prepaid by July 1, 1997, and pay $1,000,000 in cash or issue common stock having a value of $1,250,000 if the loan is not prepaid by December 31, 1997. If the Registrant elects to issue Bennett additional shares of common stock, such shares will be subject to the Construction Loan Agreement's requirement that, to the extent such issuance would otherwise result in Bennett having voting rights to greater than 5% of the Registrant's issued and outstanding shares, then the voting rights shall be transferred to the Registrant's board of directors.

     To the extent any shares previously issued pursuant to the Construction Loan Agreement or to be issued pursuant to the Amendment are restricted securities and are not eligible for public sale pursuant to Court order or exemption, then such shares shall have piggyback registration rights until December 31, 1997, with respect to any registered offering of shares by the Registrant or any shareholder of the Registrant, except for registered offerings undertaken in connection with the Term Loan Agreement dated as of July 2, 1996 among the Registrant, Mountaineer and Madeleine, LLC, and demand registration rights after December 31, 1997 or any other time at which there is a registered offering in connection with the Term Loan Agreement.

     In the event the Trustee desires to sell any of the shares held by Bennett, the Amendment also grants the Registrant until December 31, 1997 the right to match any bona fide offer of a non-affiliate to purchase the shares. The Amendment likewise grants the Registrant an option, for the period commencing on the date Mountaineer has paid the Bennett loan in full and terminating ten business days thereafter, to purchase all (but not part) of the 1,530,000 shares currently held by Bennett for a price per share equal to 90% of the average closing bid price of the shares as reported by Nasdaq for the twenty (20) consecutive trading days immediately preceding the date on which Mountaineer retires the loan, but in no event less than $1.125 per share.

     As part of the Amendment, American Gaming & Entertainment, Ltd. ("AGEL"), an affiliate of Bennett which had performed management services at Mountaineer pursuant to a June 2, 1994 management agreement, delivered an acknowledgment that the management agreement had been terminated and that a June 30, 1995 Settlement Agreement among the Registrant, Mountaineer, and AGEL was in effect. That Settlement Agreement terminated the management agreement and settled the accounts of the parties as of June 30, 1995.

     As part of the settlement, the adversary proceeding was dismissed with prejudice.

     Evelyn Serpa, as the Committee and Guardian of Daniel David Barrett, Sr.,
v. Mountaineer Park, Inc., Charles Shiflett, Paul E. Anthony, Jr., and James O'Brien, in the circuit Court of Hancock County, West Virginia, Civil Action No. 95-C-147G. Plaintiff's counsel has offered to settle the matter for $1 million, the limit of Mountaineer's insurance policy then in effect. Mountaineer has demanded that the insurer settled the claim for such amount. The Registrant has been advised by counsel that under applicable law, if the insurer refuses to settle the claim on such terms, then Mountaineer would not be responsible for any judgment in excess of the limit of the insurance policy. Accordingly, the Registrant does not believe that Mountaineer will incur any material loss with respect to this claim.

     Mountaineer Park, Inc. v. Lawrence L. Manypenny, et al, in the Circuit Court of Hancock County, West Virginia, Civil Action No. 96-C-96W. In July of 1996, Mountaineer brought suit against Lawrence Manypenny for legal malpractice. Mountaineer's complaint alleges that Mr. Manypenny negligently failed to file a responsive plea on Mountaineer's behalf, resulting in the entry of a default judgment against Mountaineer in the principal amount of $307,000. Mountaineer seeks to recoup the $100,000 it paid in settlement of the judgment together with its costs and attorney's fees incurred in its attempts to overturn the judgment.

     Mr. Manypenny has answered the complaint (denying its allegations of negligence), asserted a third-party claim in the nature of contribution, alleging that to the extent his is liable to Mountaineer, Mr. Russell, the Registrant's General Counsel, is liable to him, and asserted a counterclaim for legal fees allegedly due him in the amount of $7,000. The Registrant has agreed to provide Mr. Russell a defense to the third-party claim, as a Registrant believes that the counterclaim and third-party claim are without merit. Discovery in the case has just commenced.

     Subsequent Event

        Jay Hamilton v. Mountaineer Park, Inc., a West Virginia corporation, and Charles McCallian, in the Circuit Court of Hancock County, West Virginia, Civil Action No. 96-C-150G. On November 11, 1996, Mountaineer was served by a complaint filed by a former employee alleging that Mountaineer had wrongfully terminated his employment. The Complaint alleges that Mountaineer terminated his employment in retaliation for his allegedly having reported to West Virginia racing officials that Mountaineer had extended credit to patrons for wagering in violation of state law. Though unrelated to any stated claim for relief, the Complaint also alleges that between April and September 1994, a Mountaineer employee made illegal cash payments totalling $7,750 to local politicians in return for their support of video lottery at Mountaineer, and that such money was that of Mountaineer.

     The Registrant will deny the allegations of the Complaint and vigorously defend the suit on the grounds that the allegations are flatly contradicted by the employee's own written statement submitted to the state under penalty of perjury in his application for unemployment compensation, that he had been terminated for economic reasons as part of a consolidation.

     Mountaineer will move to strike the allegations concerning cash payments to local politicians on the grounds that such allegations constitute scandalous matters unsupported by any evidence and that they have been interposed for an improper purpose, and thus, an abuse of the Court's process. The Registrant understands that the local politicians are considering separate suits against the former employee for defamation. The Registrant believes that the law suit is frivolous and that it will not incur any material liability as a result.

ITEM 2  -  CHANGES IN SECURITIES

     Not applicable.

ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     At the Registrant's annual meeting of shareholders, held on October 15, 1996, the following proposals were approved by a majority of the shareholders of the corporation: (1) the election of

Edson R. Arneault, Robert A. Blatt, Robert L. Ruben, and Thomas K. Russell to serve as directors of the Registrant until the next annual meeting of shareholders; (2) an amendment to the Registrant's Certificate of Incorporation changing the Registrant's name to "MTR Gaming Group, Inc."; (3) an amendment to the Registrant's Certificate of Incorporation increasing the number of authorized shares of the Registrant's Common Stock from 25,000,000 to 50,000,000; (4) ratification of the Registrant's 1996 Stock Option Plan; and (5) confirmation of Corbin & Wertz as the Registrant's accountants and independent auditors.

     A proposal to amend the Registrant's Certificate of Incorporation to create a new class of Preferred Stock was not approved by the shareholders, and a proposal to amend the Registrant's Certificate of Incorporation to effect a one for five reverse split of the Registrant's common stock was tabled by the board of directors prior to the annual meeting and no vote was taken on the matter.

ITEM 5  -  OTHER INFORMATION

         Not applicable.

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         3 (i) Certificate of Amendment of Restated Certificate of Incorporation, filed as of October 18, 1996 (1)

         10.1 Amendment of Construction Loan Agreement, dated September 19, 1996, between the Registrant and its wholly owned subsidiary, Mountaineer Park, Inc., and Richard C. Breeden, solely in his capacity as trustee of the estate of Bennett Management and Development Corp. and Bennett Funding Group, Inc. (2)

         10.2 Amended and Restated Mutual Release Agreement, dated September 19, 1996, between the Registrant and its wholly owned subsidiary, Mountaineer Park, Inc., and Richard C. Breeden, solely in his capacity as trustee of the estate of Bennett Management and Development Corp. and Bennett Funding Group, Inc. (3)

         10.2 Acknowledgment by American Gaming and Entertainment, Ltd. and Gamma of West Virginia, Inc. that the Settlement Agreement, dated June 30, 1995, between the Registrant, Mountaineer Park, Inc., American Gaming and Entertainment, Ltd. and Gamma of West Virginia, Inc. is in full force and effect (4)

         10.3 Settlement Agreement, dated June 30, 1995, between the Registrant, Mountaineer Park, Inc., American Gaming and Entertainment, Ltd. and Gamma of West Virginia, Inc. (5)

         10.4 Order of the United States Bankruptcy Court, Northern District of New York, dated October 22, 1996, approving settlement of Winners Entertainment/ Mountaineer Park litigation (6)

         10.5 Revision of July 13, 1994 Settlement Agreement between the Registrant and Crystal Asset Management Group, Inc., dated September 4, 1996

         10.6 Settlement Agreement Amendment, dated October 4, 1996, between the Registrant and Michael R. Dunn

         10.7 Amendment of June 30, 1995 Settlement Agreement, dated November 1, 1996, between the Registrant and Glenn Hall

         10.8 Settlement Agreement, dated June 30, 1995, between the Registrant and Michael Mapes

         10.9 Promissory Note, dated July 1, 1996, from the Registrant to Glenn Hall

         10.10 Promissory Note, dated July 1, 1996, from the Registrant to Michael Mapes

         27       Financial Data Schedule

     FOOTNOTES

         (1) Incorporated by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K, filed November 1, 1996, File No. 000-20508

         (2) Incorporated by reference to Exhibit 1 of the Registrant's Current Report on Form 8-K, filed September 30, 1996, File No. 000-20508

         (3) Incorporated by reference to Exhibit A of Exhibit 1 of the Registrant's Current Report on Form 8-K, filed September 30, 1996, File No. 000-20508

         (4) Incorporated by reference to Exhibit B of Exhibit 1 of the Registrant's Current Report on Form 8-K, filed September 30, 1996, File No. 000-20508

         (5) Incorporated by reference to Exhibit C of Exhibit 1 of the Registrant's Current Report on Form 8-K, filed September 30, 1996, File No. 000-20508

         (6) Incorporated by reference to Exhibit 1 of the Registrant's Current Report on Form 8-K, filed November 1, 1996, File No. 000-20508

     (b)   Reports on Form 8-K

     The Registrant filed a Current Report on Form 8-K on September 30, 1996, File No. 000-2058, reporting an Amendment of Construction Loan Agreement, dated September 19, 1996, between the Registrant's wholly owned subsidiary, Mountaineer Park, Inc. and Richard C. Breeden, solely in his capacity as Trustee of the Estate of Bennett Management & Development Corp. Subject to approval by the United States Bankruptcy Court, the Amendment calls for settlement of all claims of the Registrant and Mountaineer against Bennett and other claims involving Bennett's affiliate, American Gaming & Entertainment, Ltd. The Amendment would also modify the schedule of amortization of the principal of Bennett's Construction Loan and the Registrant's obligation to issue additional shares of its common stock if the loan is not repaid by January 1, 1997, and grants to the Registrant certain rights to repurchase shares of its common stock previously issued to Bennett.

     The Registrant also filed a Current Report on Form 8-K on November 1,
1996, File No. 000-20508, reporting the approval by the United States Bankruptcy Court of an Amendment of Construction Loan Agreement, dated September 19, 1996, between Mountaineer and the Trustee of the Bennett estate, and a Certificate of Amendment of Restated Certificate of Incorporation, filed with the State of Delaware on October 18, 1996, changing the Registrant's name to "MTR Gaming Group, Inc. and increasing its authorized number of common shares of stock from 25 million to 50 million.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             MTR Gaming Group, Inc.
                                  (Registrant)




/s/ EDSON R. ARNEAULT
----------------------------------------------------     November 13, 1996
Edson R. Arneault
President and Chief Executive Officer


/s/ THOMAS K. RUSSELL
----------------------------------------------------     November 13, 1996
Thomas K. Russell
Secretary, Treasurer and Chief Financial Officer


/s/ ROBERT L. RUBEN
----------------------------------------------------     November 13, 1996
Robert L. Ruben
Director


/s/ ROBERT A. BLATT
----------------------------------------------------     November 13, 1996
Robert A. Blatt
Director