Form 10-K
period 1996-12-31
MTR GAMING GROUP INC
filed 1997-04-14
CIK 834162

                                    FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                  ANNUAL REPORT
          PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES ACT OF 1934

                            For the Fiscal Year Ended

                                DECEMBER 31, 1996

                           COMMISSION FILE NO. 0-20508

                             MTR GAMING GROUP, INC.
               (Exact name of Company as specified in its charter)

             DELAWARE                 IRS NO. 84-1103135
     (State of Incorporation)    (IRS Employer Identification)

        STATE ROUTE 2 SOUTH, P.O. BOX 356, CHESTER, WEST VIRGINIA  26034
                    (Address of principal executive offices)

                                 (304) 387-5712
                (Company's telephone number, including area code)


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
               Title of each Class: Common Stock $.00001 par value
         Name of each exchange on which registered: NASDAQ Stock Market


Indicate by check mark whether the Company (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K of (Section 299.405 of this chapter) is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incor-porated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the Company's common stock held by non-affiliates (all persons other than executive officers or directors) of the Company on March 20, 1997 (based on the closing sale price per share on the NASDAQ Stock Market on that date) was $22,617,657

The Company's common stock outstanding at March 20, 1997 was 19,765,291 shares.

                                TABLE OF CONTENTS

                                     PART I


ITEM 1 BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . .      1
       Company History . . . . . . . . . . . . . . . . . . . . . . . .      1
       Mergers and Acquisitions  . . . . . . . . . . . . . . . . . . .      1
       Mountaineer Race Track and Gaming Resort  . . . . . . . . . .        3
       Current Operations  . . . . . . . . . . . . . . . . . . . . . .      5
       Improvement Plan and Expanded Operations  . . . . . . . . . . .      8
       Business Strategy   . . . . . . . . . . . . . . . . . . . . . .      9
       Marketing   . . . . . . . . . . . . . . . . . . . . . . . . . .     11
       Competition . . . . . . . . . . . . . . . . . . . . . . . . . .     12
       Employees   . . . . . . . . . . . . . . . . . . . . . . . . . .     13
       Regulation and Licensing  . . . . . . . . . . . . . . . . . . .     13
       Discontinued Operations   . . . . . . . . . . . . . . . . . . .     17

ITEM 2 PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . . .     19
       Gaming, Racing and Other Entertainment  . . . . . . . . . . . .     19
       Equipment Leases  . . . . . . . . . . . . . . . . . . . . . . .     19
       Oil and Gas   . . . . . . . . . . . . . . . . . . . . . . . . .     20
       Office Lease  . . . . . . . . . . . . . . . . . . . . . . . . .     20

ITEM 3 LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . .       20
       Settled Litigation  . . . . . . . . . . . . . . . . . . . . .       20
       Pending Litigation  . . . . . . . . . . . . . . . . . . . . . .     23

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . .       25


PART II

ITEM 5 MARKET FOR COMPANY'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS  . . . . . . . . . . . . . .     25

ITEM 6 SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . .     25

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS   . . . . .     26
       Results of Continuing Operations  . . . . . . . . . . . . . . .     26
       Results of Discontinued Operations  . . . . . . . . . . . . .       35
       Liquidity and Sources of Capital  . . . . . . . . . . . . . . .     36
       Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . .     37
       Outlook   . . . . . . . . . . . . . . . . . . . . . . . . . . .     38

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . .     39

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . .       39

                                    PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY. . . . . .       39
          Business Experience  . . . . . . . . . . . . . . . . . . . .     39
          Compliance with Section 16(a) of the Exchange Act  . . . . .     40

ITEM 11   EXECUTIVE COMPENSATION   . . . . . . . . . . . . . . . . . .     41
          Employment Agreements  . . . . . . . . . . . . . . . . . . .     42
          Compensation of Directors  . . . . . . . . . . . . . . . . .     43
          Compensation Committee Interlocks and Insider
          Participation  . . . . . . . . . . . . . . . . . . . . . . .     43

ITEM 12   SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT . . . . . . . . . . . . . .     44

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS   . . . . . .     45


                                     PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . .     47
          SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .     52

ITEM 1.BUSINESS

COMPANY HISTORY

The Company, through wholly-owned subsidiaries, owns and operates Mountaineer Race Track and Gaming Resort ("Mountaineer Park" or "Mountaineer"), a resort facility in Chester, West Virginia, and owns a working interest in proven oil and gas reserves in Michigan.

The Company was incorporated in March 1988 in Delaware under the name "Secamur Corporation," a wholly owned subsidiary of Buffalo Equities, Inc. ("Buffalo"), and later "spun-off" through the sale of its stock to the stockholders of Buffalo in January 1989. In June 1989, the Company acquired through merger Pacific International Industries, Inc., which had been engaged in the contract security guard services business in Southern California since its inception in February 1987. Upon completion of the merger, the Company was renamed Excalibur Security Services, Inc. to reflect its new line of business. After operating unprofitably, the Company filed a voluntary petition for reorganization with the U.S. Bankruptcy Court for the Central District of California in December 1990, and became a Chapter 11 debtor-in-possession. The Bankruptcy Court approved the Company's sale of its security guard services business in May 1991, and confirmed the Company's plan of reorganization in December 1991. The plan authorized the Company to acquire, primarily, specified gaming and oil and gas businesses. Upon confirmation of the plan, the Company changed its name to Excalibur Holding Corporation. In connection with management's decision to operate as a gaming company, the Company was renamed Winners Entertainment, Inc. in August 1993. At the annual meeting of stockholders on October 15, 1996, the stockholders of the Company approved a change of the Company's name from Winners Entertainment, Inc. to MTR Gaming Group, Inc.

This report contains forward-looking statements that inherently involve risks and uncertainties. Such statements generally are preceded by words such as "expect," "plan," "believe," "intend," "may," or "anticipate." The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors as discussed herein.

MERGERS AND ACQUISITIONS

Mountaineer Race Track & Gaming Resort - Chester, West Virginia

Pursuant to a stock purchase agreement dated May 5, 1992, the Company acquired all of the common stock of Mountaineer Park, Inc., a West Virginia corporation, in December 1992. Mountaineer Park, the site of the Company's gaming business, offers an entertainment complex and destination resort with hotel, dining and lounge facilities, and outdoor activities including golf, swimming and tennis. Mountaineer Park is situated on a 606-acre site on the Ohio River at the northern tip of West Virginia's northwestern panhandle in Hancock County, approximately 40 miles south of Youngstown, Ohio and 35 miles west of Pittsburgh, Pennsylvania.

Hotel-Casino Site - Cripple Creek, Colorado

In January 1992, the Company acquired through merger all of the outstanding capital stock of SDR Corporation ("SDR"), a Nevada corporation owned in part by affiliates of the Company. A ten percent interest in SDR was subsequently issued to an individual who assisted SDR in acquiring its principal asset -- an option to purchase commercial lots in Cripple Creek, Colorado, some of which were zoned for hotels and gaming. After exercising the option in September 1992, the lots were eventually deeded back to the original owner in May 1993 when, due to the rapid saturation of the gaming market in Cripple Creek, Management determined that the lots were less attractive than originally assessed. Thereafter, SDR became inactive until it was formally dissolved in March 1996.

Golden Palace Casinos - Oklahoma Indian Gaming Contract

In October 1992, the Company acquired all of the outstanding capital stock of Golden Palace Casinos, Inc. ("GPC" or "Golden Palace"), a Minnesota corporation organized to manage casinos on Indian reservations. Although Golden Palace had no significant operations at the time of the acquisition, it held, through a wholly owned subsidiary, a contract, to manage a casino planned for an Indian reservation in Oklahoma, subject to the satisfaction of certain conditions. Golden Palace also had $3 million cash. Shortly after the acquisition of Golden Palace, the West Virginia Lottery Commission advised Management that, as a condition to licensing of the Company's then-proposed video lottery operations at Mountaineer Park, the Company could not engage in Indian gaming activities. Consequently, in December 1992, the Company sold the subsidiary holding the management contract and agreed not to engage in Indian gaming activities as long as it conducted video lottery operations in West Virginia. Notwithstanding the sale of the management contract, the acquisition of Golden Palace provided the Company with sufficient funds to complete the acquisition of all of the outstanding capital stock of Mountaineer Park, Inc., as described below.

Riverboat Casino Site - Tunica, Mississippi

In March 1993, the Company acquired an 80% interest owned by M&R Investment Company in a joint venture which held a long-term ground lease for a riverboat gaming development site in Tunica, Mississippi. The Company subsequently acquired the remaining 20% interest in the joint venture from Regal Casinos, Inc. In July 1993, the Company agreed to form a joint venture with Las Vegas Entertainment Network ("LVEN") and BP, Ltd. to develop the Tunica project. The joint venture agreement called for contributions of the ground lease by the Company, working capital for initial development by LVEN, and construction and opening financing and investment banking services by BP, Ltd. Later in 1993, the Company and LVEN agreed to merge in a stock-for-stock transaction. Neither the joint venture nor the merger with LVEN was consummated as a result of disagreements over how to develop the Tunica site, and pursuant to a settlement agreement reached in February 1994, the Company sold its interest in the Tunica site to LVEN.

Oil and Gas Interests - Michigan and Ohio

In January 1992, the Company also acquired certain oil and gas interests which have since been, or are in the process of being divested pursuant to the Company's plan of orderly liquidation adopted in March 1993. Except for the limited resources required to prepare its remaining oil and gas interests for orderly liquidation, the Company has focused substantially all of its resources on Mountaineer Park. (For discussion of the Company's oil and gas acquisitions and plan of orderly liquidation, see Item 1 -- "Discontinued Operations," Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Discontinued Operations" and Notes 1 and 12 of "Notes to Consolidated Financial Statements").

Subsequent Event - Muskegon Race Course Letter of Intent

On February 5, 1997, the Company signed a letter of intent with Sports Valley West Limited Partnership and Muskegon Race Course, Inc. that contemplated the Company leasing, operating, and possibly acquiring the Muskegon Racetrack, a horse racing and off-track betting facility on 94 acres located approximately 5 miles east of Lake Michigan and southeast of Muskegon Lake in Muskegon, Michigan on terms set forth in the Company's Report on Form 8-K filed February 10, 1997.

Because of the seller's delays in supplying the required due diligence materials, by letter dated April 4, 1997, the Company terminated the transaction.

Subsequent Event - Other Hotel/Gaming Opportunity

The Company is currently negotiating with the owner of a hotel/gaming operation located in a state other than West Virginia or Michigan to enter a joint venture agreement for the development and operation of that property. There can be no assurances, however, that such negotiations will result in a transaction.

BUSINESS - MOUNTAINEER RACE TRACK & GAMING RESORT

Racetrack      Facilities

Mountaineer Park offers live thoroughbred horse racing before expansive clubhouse and grandstand viewing areas with enclosed seating for year-round racing. The track also conducts simulcast thoroughbred and greyhound racing from other prominent racetracks. Mountaineer's main racetrack consists of an oval dirt track approximately one mile in length. Inside the main track is a natural turf (grass) track measuring seven furlongs or 7/8 of a mile. The racetrack is equipped with two chutes for races of lengths from 4 1/2 furlongs to over one mile. The racetrack buildings consist of the clubhouse and grandstand which provide glass-enclosed stadium and box seating for approximately 770 and 2,850 patrons, respectively. The buildings are each three-stories and are connected by an enclosed walkway. Live and simulcast racing can be viewed by approximately 1,200 dining patrons in two restaurants located in the clubhouse and grandstand. In addition to seating areas, the grandstand covers approximately 57,000 square feet of interior space on the main and mezzanine levels containing 37 parimutuel windows and three food and beverage concession stands. The clubhouse covers approximately 25,000 square feet of interior space containing 14 parimutuel windows. The grandstand has an indoor stage with a seating capacity of approximately 2,240, and has been the site of several concerts and nationally televised boxing matches. The racetrack apron, which is accessible from both buildings, provides racing fans with up-close viewing of horses entering the racetrack and crossing the finish line.
The stable area accommodates approximately 1,250 horses and is located adjacent to the main track. None of the horses are owned by Mountaineer or the Company, however, Mountaineer provides stable space to horse owners whose horses race at Mountaineer Park. Mountaineer Park's racetrack parking lots have a combined capacity for over 2,900 vehicles.

Lodge Facilities

The Lodge is a two-story facility which overlooks the golf course at Mountaineer's main entrance on West Virginia State Route 2. The Lodge offers 101 rooms, including 50 standard rooms (one double bed), 46 superior rooms

(two double beds), and five king rooms and suites. The Mountaineer Lodge's Gatsby Dining Room seats 125 patrons for casual dining overlooking the golf course. An attached deck provides seats for an additional 68 patrons, weather permitting. In 1995, in response to increased patronage of the off-track betting, video lottery gaming, dining and bar facilities located at the Lodge, Mountaineer expanded its 5,000 square foot Speakeasy Gaming Saloon with an 8,000 square foot addition, followed in 1996 by extensive remodeling of the Lodge restaurant and the addition of Big Al's Deli in the Speakeasy Gaming Saloon. Capacity of the Speakeasy Gaming Saloon now stands at 750. Extensive off-track wagering facilities continue to be maintained at the Speakeasy Gaming Saloon. Lodge parking lots have a combined capacity for approximately 576 vehicles.

Video Lottery Facilities

In addition to live and simulcast parimutuel wagering, Mountaineer offers video lottery gaming through 1,000 video lottery terminals ("VLTs") located in the racetrack clubhouse, grandstand and the Lodge. Mountaineer introduced 400 VLTs in September 1994, replacing 165 older machines that had been operated since the Company's acquisition of Mountaineer in December 1992. The replacement VLTs allow players to select from several game themes, including up to four versions of draw poker, one version of blackjack and two versions of keno, as well as permit the player to determine which cards to hold while playing draw poker ("Card Terminals"). In June 1995, Mountaineer placed into operation 400 additional Card Terminals. Upon the enactment of an amendment to West Virginia's video lottery law permitting VLTs to include simulated "classic casino slot machine" games in addition to video card and keno games ("Slot Terminals"), in July of 1996, Mountaineer converted 350 Card Terminals into Slot Terminals. In October of 1996, 50 more Card Terminals were converted to Slot Terminals. In March 1997, Mountaineer purchased and placed into operation 400 additional Slot Terminals and simultaneously removed 200 Card Terminals, bringing the total number of VLTs in operation from 800 to 1,000, consisting of 800 Slot Terminals and 200 Card Terminals. The racetrack buildings house 500 of the VLTs, and the Lodge offers the remaining 500 VLTs, primarily, in the Speakeasy Gaming Saloon.

Recreational Facilities

Mountaineer offers a par three nine-hole "executive" golf course, three tennis courts, a volleyball court, a basketball court, two swimming pools and two children's swimming pools. These facilities are made available for use by Lodge guests and the general public at specified daily or seasonal fee rates.

Trailer Park

Located across West Virginia State Route 2 from the Lodge and the entrance to Mountaineer Park, the Company maintains a trailer park consisting of 61 individual lots constituting approximately 11.5 acres. The lots are rented for fixed monthly fees, mostly to individuals who are employed by Mountaineer in racing operations. The Company is responsible for maintenance of the road and grounds, refuse removal and providing water and sewage hook-ups. The tenants pay all utility expenses.

Undeveloped Land

Mountaineer owns, as part of its 606 acre site, a 375 acre tract that is currently undeveloped. The acreage is located directly across West Virginia

State Route 2 from the Lodge and racetrack main entrance. Management currently has no plans for development of such property.

CURRENT OPERATIONS

The Company's operating revenues at Mountaineer Park are derived principally from its racing and video lottery operations, and, to a lesser extent, its lodging, food and beverage operations. Additional revenues are generated from greens fees and other recreational facilities fees.

Racing Operations

Mountaineer is subject to annual licensing requirements established by the West Virginia State Racing Commission. Mountaineer's license was renewed in December 1996, through December 1997.

Revenue from racing operations is derived mainly from commissions earned on parimutuel wagering on live races held at Mountaineer Park and on races conducted at other "host" racetracks and broadcast live (i.e., import simulcast) at Mountaineer Park. In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The dollars wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a "take-out" or gross commission, from which the racetrack pays state and county taxes and racing purses. The Company's parimutuel commission rates are fixed as a percentage of the total handle or amounts wagered. With respect to Mountaineer Park's live racing operations, such percentage is fixed by West Virginia law at three levels, 17.25%, 19% and 25%, depending on the complexity of the wager.
The lower rate applies to wagering pools involving only win, place and show wagers while the higher rates apply to pools involving wagers on specified multiple events, such as trifecta, quinella and perfecta wagers. With respect to simulcast racing operations, Mountaineer generally has opted to apply the commission rates imposed by the jurisdictions of the host racetracks, as it may do with the consent of the Racing Commission. Such rates vary with each jurisdiction and may be more or less favorable than the live racing commission rates. Out of its gross commissions, the Company is required to distribute fixed percentages to its fund for the payment of regular purses (the "regular purse fund"), the state of West Virginia and Hancock County and, with respect to commissions derived from simulcast operations, and Mountaineer's employee pension plan. After deducting state and county taxes and, with respect to simulcast commission, simulcast fees and expenses and employee pension plan contributions, approximately one-half of the remainder of the commissions are payable to the regular purse fund.

Mountaineer also receives the "breakage," which is the odd cents by which the amounts payable on each dollar wagered in a parimutuel pool exceeds a multiple of ten cents. Breakage from simulcast wagers is generally allocated proportionately between the host racetrack and Mountaineer on the basis of the amounts wagered at their respective facilities.

Video Lottery Operations

Mountaineer is subject to annual licensing requirements established by the West Virginia State Lottery Commission. Mountaineer's license was renewed in July 1996 for a period of one year.

Mountaineer derives revenue from the operation of video lottery games in the form of net win on the gross terminal income, or the total cash deposited into a VLT less the value of credits cleared for winning redemption tickets. Pursuant to the Lottery Act, Mountaineer's commission is fixed at 47% of the net win after deducting an administration fee of up to 4% of gross terminal revenues first paid to the State of West Virginia.

At December 31, 1996, 800 of the VLTs were leased under a master lease agreement which requires the Company to insure the machines for their full replacement value, pay any taxes, insurance and maintenance expenses and, upon the expiration of the lease, allows Mountaineer to purchase the VLTs at fair market value. Monthly payments for the first 400 VLTs were $72,378 from September 1994 through December 1995. The second 400 VLTs were free of rent for the first six months after installation in late June 1995. The master lease agreement provides that the Company may exercise an option to purchase the VLTs at the end of the lease term at fair market value. Mountaineer accrued monthly lease expenses of $70,743 during the deferral period of July through December 1995.
As of December 31, 1995, the Company had past due payments under the master lease agreement of $190,093, constituting an event of default. On March 26, 1996, the master lease agreement was amended to reflect a new monthly consolidated payment schedule as follows: (i) $0 in December 1995, January 1996 and February 1996, (ii) $119,471 in March and April 1996, (iii) $183,176 from May through October 1996, and (iv) $119,471 from November 1996 through January 1999. In addition, the Company was obligated to make interest payments from March through October 1996 at the rate of 15% of the past due periodic rental payments under the master lease agreement, representing a total interest obligation of $26,278.

On February 27, 1997 the Company agreed to purchase 400 Slot Terminals in connection with its ongoing expansion of video lottery operations. The new Slot Terminals were placed into operation on March 11, 1997, at which time 200 of the original Card Terminals placed into service in September 1994 were returned to their lessor (see Notes 9 and 18 of Consolidated Financial Statements). The current complement of machines includes 800 Slot Terminals and 200 Card Terminals.

Effective on the date of termination of the lease with respect to the 200 Card Terminals replaced in March of 1997, the payment schedule of the September 1994 operating lease agreement, as amended March 26, 1996, will be further amended to provide for a decrease in monthly payments from $119,471 to $100,185 through the termination of the lease in January, 1999. There are no early termination penalties in connection with this transaction. All other provisions of the lease will remain unchanged.

In connection with the purchase of the 400 Slot Terminals, Mountaineer paid a $793,520 down payment on February 27, 1997. The remaining $2,343,000 of purchase price is due by June 18, 1997, although the Company may agree to an earlier payment in exchange for an acceptable discount.

In 1995, the Lottery Commission approved the linking of VLTs to enhance the amount that could be won on any single play of any single terminal within the linked group. The Lottery Commission also approved nominal payout percentages for this gaming option, commonly referred to as "Progressives", of up to 95%. The Company expects to link approximately one-half of its VLTs into several progressive playing groups located in the Riverside Gaming Terrace at the racetrack and the Speakeasy Gaming Saloon at the Lodge. The Company's supplier is working on the development of progressive gaming software for the

Company's existing VLTs, however, there can be no assurance that progressive games will be successfully developed or implemented.

Management Agreement - Video Lottery Operations

Pursuant to a construction loan with Bennett Management & Development Corporation, American Gaming & Entertainment, Ltd. ("AGEL," formerly named Gamma International, Ltd.) was engaged by Mountaineer pursuant to a June 2, 1994 management agreement (the "Management Agreement") to provide management services for video lottery and other gaming activities at Mountaineer permitted under West Virginia law, other than its parimutuel horse racing operations (the "Permitted Activities"). Mountaineer was required to enter this Management Agreement with AGEL as a condition to the Bennett Loan. Under the Management Agreement, AGEL was entitled to receive a management fee of 3% of the gross revenues of the Permitted Activities after a 4% administrative fee. In addition, AGEL was entitled to receive 8% of the earnings before interest, taxes, depreciation and amortization of all businesses conducted at or, in the case of off-track betting, generated as a result of the operations at Mountaineer, including the Permitted Activities and all parimutuel horse racing operations.

Mountaineer's Management Agreement with AGEL was suspended pursuant to a Stay Agreement effective June 30, 1995 until such time as Bennett complied with certain requirements of the Lottery Commission. For the six months ended June 30, 1995, the Company paid AGEL $198,000, however, no additional payments were made after June 30, 1995. Simultaneously, Mountaineer entered a Consulting Agreement with American Newco, Inc., which was founded by two officers of AGEL, to provide consulting services in connection with Mountaineer's video lottery operations at the rate of $10,000 per month, subject to increases of up to $10,000 per month for possible additional services to be provided through March 17, 1997. Also simultaneously, Mountaineer and AGEL entered a Settlement Agreement, the June 30, 1995 effectiveness of which was conditioned upon the termination of either the Stay Agreement or the Consulting Agreement in accordance with certain specified contingencies, in which case the Management Agreement would also terminate without further liability to Mountaineer. However, the agreements also provided that if Bennett should fulfill certain requirements of the Lottery Commission and declare no later than January 1, 1996 that it would continue as lender to Mountaineer on a permanent basis, the Management Agreement would be reinstated prospectively and the Consulting Agreement would terminate without further liability to Mountaineer. Notwithstanding such agreements, the Company reached an agreement with AGEL as of September 19, 1996, acknowledging the effectiveness of the June 30, 1995 settlement agreement and thereby terminating the Management Agreement. The September 19, 1996 agreement was subject to approval by the United States Bankruptcy Court in the Bennett bankruptcy estate, and a court order granting such approval was issued on November 1, 1996.

The personal involvement of the two stockholders of American Newco in the consulting activities was a material element of the Consulting Agreement. Such personal involvement was not provided after October 15, 1995, and on May 10, 1996, the Company gave formal notice of termination of the Consulting Agreement, and there has been no further communication between the parties since that time. Management has taken the position that the Consulting Agreement has been terminated and believes that the Company will not incur material liability in connection therewith.

Racetrack, Food and Beverage Operations

The clubhouse restaurant is open a minimum of 220 days annually on live race
days, and offers seating for 650 customers with full   lunch and dinner menus
and a private buffet. Clubhouse customers include racing fans, local residents and private social groups. Beverages and cocktails are also available in the clubhouse at the Riverside Gaming Terrace bar, which services video lottery players, as well as racing fans. The grandstand's Man 0' War restaurant offers a sandwich shop primarily for bus and riverboat excursion tours and charter groups and is open approximately 140 days annually. Renovation and expansion were completed in March 1995 increasing dining capacity of the Man 0' War from 230 to 550. Closed circuit television monitors displaying Mountaineer's live and simulcast races are provided at every table in both the Clubhouse and Man 0' War Restaurants for the convenience of racing fans. In 1996, the Hollywood Grand Buffet, with a seating capacity of 100, and the Hollywood Knights Saloon were added to the mezzanine level of the grandstand. The racetrack food and beverage facilities are intended to complement the entertainment experience for racing fans and video lottery players and, therefore, are designed to offer familiar menus with moderate pricing in a comfortable atmosphere.

The Lodge customers principally include local residents and business travelers visiting nearby steel plants and other businesses on week days, with a larger number of recreational customers and persons from non-local markets on weekends. Lodge facilities also include the Mountaineer Lodge's Gatsby Dining Room, which seats 125 patrons (and 68 additional patrons on the attached deck, weather permitting) for casual dining overlooking the golf course. Food and beverages are also available at the Lodge at the Gatsby Lounge in the dining room, Big Al's Deli in the Speakeasy Gaming Saloon and the Iron Horse Lounge. Table and barstool seating are available in the Speakeasy Gaming Saloon and the Iron Horse Lounge for the video lottery gaming and off-track wagering patrons accommodated there. The Lodge and its food and beverage operations are operated in combination with its entertainment facilities and are utilized principally to increase racing attendance and video lottery play. Accordingly, the Company maintains inexpensive room rates.

IMPROVEMENT PLAN AND EXPANDED OPERATIONS

Since its acquisition of Mountaineer in December 1992, the Company has been engaged in an ongoing effort to renovate and, more recently, enhance and expand Mountaineer Park, which was first opened in 1951. Prior to West Virginia's adoption of the Lottery Act in March 1994, the Company completed certain renovations necessary to maintain the clubhouse and lower grandstand areas, including upgrades to the plumbing and electrical systems, the installation of new furniture and furnishings and the redesign of the grandstand parimutuel (wagering) windows. These improvements were made during 1993.

In 1993, the Company commenced its capital improvement program, designed to upgrade and expand Mountaineer Park's existing facilities to a level which would allow its marketing as a more upscale gaming, racing, and recreational destination resort.

In 1994 and 1995, the Company invested $8.9 million in building improvements, furnishings, fixtures and equipment suitable for large scale gaming activities in its race track grandstand and clubhouse, and an additional $591,000 to convert a portion of existing Lodge space to gaming areas. In response to increased patronage at its Lodge gaming areas, the Company embarked upon an 8,000 square foot expansion of the Lodge video lottery facilities in 1995.

Mountaineer has expanded its off-track betting facilities in both the racetrack and Lodge locations. In 1994 and 1995, the Company invested $1.9 million in two track-side restaurants offering seating for 1,200 racing patrons, with new 13-inch television monitors located at each table, and a total of 32 overhead monitors with 40-inch screens. A simulcast control center is located in the clubhouse restaurant, which also offers video and graphic overlay capabilities. This system enables the Company to promote upcoming events and Mountaineer's other entertainment facilities, in addition to the day's live and off-track racing schedule. In 1995, the Company completed the renovation of the Lodge off-track betting facility, offering seating for 198 patrons in the Speakeasy Gaming Saloon. The Lodge simulcasting facility is served by 14 40-inch television monitors, as well as a 15-foot projection screen. The Company currently has available 51 mutuel windows in the racetrack facility and six windows in the Speakeasy Gaming Saloon.

The Company also created a boxing arena and entertainment stage, which it has integrated into the grandstand seating. The stage is an integral component of the Company's efforts to expand Mountaineer Park's customer base by offering new, complementary forms of entertainment. Mountaineer has hosted concerts and six boxing events since December 1994, including nationally televised bouts on ESPN and USA Cable. Mountaineer paid fixed fees and provided certain lodging at no charge to the event promoters. Mountaineer retained all proceeds from ticket sales, food and beverage sales and program sales. Management intends to engage in similar events to increase public awareness and thereby help to increase future attendance at Mountaineer Park.

The Lodge lobby and reception area were renovated in 1994, followed by restoration of 41 guest rooms damaged by fire and a general renovation and upgrade of the common areas in 1995. In 1996, enhancements and expansion of the Speakeasy Gaming Saloon, parking lot expansion and portions of general paving were completed.

BUSINESS STRATEGY

The Company's business strategy is to increase revenues in all areas of operations through the promotion and expansion of its video lottery business and the enhancement of its racing and entertainment facilities.

Develop and Market Mountaineer as a Diversified Entertainment Facility

The Company believes that in the past the potential of the Mountaineer Park racetrack facility has not been maximized. Use of the facility solely to conduct parimutuel racing limited the facility's customer base and under-utilized its sizable infrastructure during non-racing times. The expansion of video lottery operations and the introduction of such diverse uses as bingo for local senior citizen groups, concerts, and live and simulcast boxing events at Mountaineer Park will provide the right product mix to attract an increasing number of visitors and more efficiently use Mountaineer's facilities during non-racing times. It is anticipated that the resulting benefits will be shared by parimutuel, as well as by video lottery and other entertainment operations, since patrons who traditionally do not visit horse racetracks may, once at Mountaineer Park, be more inclined to wager on racing. In addition, because a significant percentage of revenues from video lottery operations must be contributed to the racing purse fund, as video lottery revenues increase, so will the size of purses. Management believes that this will have the effect of attracting better quality racehorses, further enhancing Mountaineer Park's appeal to traditional horse racing fans who largely generate the Company's parimutuel revenues.

Expand Video Lottery Operations

At December 31, 1996, the Company planned to expand its video lottery operations by installing an additional 200 VLTs, which were authorized by the Lottery Commission in 1995, to replace existing VLTs which had been placed in operation in 1994. By March 13, 1997, the Company had accomplished its plan by removing 200 older Card Terminals and adding 400 new Slot Terminals, resulting in an increase in the number of VLTs in operation from 800 to 1,000, consisting of 800 Slot Terminals and 200 Card Terminals. The Company believes that its video lottery revenues will continue to increase with the installation of new machines, the implementation of progressive and video slot games, and the implementation of its expanded marketing plan. With its current involvement in video lottery gaming and parimutuel racing, its substantial infrastructure and grounds, and the attractive location of its facility, management believes that Mountaineer is positioned to take advantage of any forms of gaming which may be legalized in West Virginia. There can be no assurances, however, that the state of West Virginia will in the future authorize additional gaming activities or that, if authorized, Mountaineer would be permitted to offer such gaming activities.

Relocate and Improve Off-Track Wagering Operations

The Company relocated its primary simulcasting operations to the Speakeasy Gaming Saloon at the Lodge and expanded clubhouse simulcast facilities in 1995. Improvements to simulcasting operations at the Riverside Gaming Terrace were completed in 1996. Management believes that by exposing video lottery patrons to simulcast and live racing, new racing fans can be developed, thereby increasing parimutuel operations. The expanded clubhouse and improved Riverside Gaming Terrace simulcast facilities are also expected to create additional excitement and increase the level of activity at the racetrack on live race days.

Improve Live Racing Product

The Company's ability to attract attendance at Mountaineer and wagering on its live races is dependent, in part, upon the quality of the horses racing at Mountaineer. Horse races at racetracks competing with Mountaineer, and at the racetracks from which Mountaineer receives import simulcasts, have often been of higher quality than Mountaineer's horse races, thereby attracting a larger volume of wagering and higher average wagers than at Mountaineer Park. Beginning in October 1994, Mountaineer has been able to attract better quality horses by paying incrementally higher purses. Average daily purses, which were $25,000 in the third quarter of 1995, were increased several times during 1995 and 1996 to a high of approximately $55,000 in the third and fourth quarters of 1996. Mountaineer reduced daily purses to approximately $35,000 late in the fourth quarter of 1996, with the intention of raising them above the $50,000 level in the second quarter of 1997. The increased purses reflect an increase in the minimum daily purses guaranteed pursuant to Mountaineer's agreement with the horsemen's association, a non-union entity which represents the horsemen in their dealings with Mountaineer. Management's ability to increase further the size of purses will depend on increased video lottery operations and, to a lesser extent, expanded simulcast racing operations. Mountaineer anticipates that it will be able to continue increasing purse sizes to levels attractive to owners of mid-level or better quality racehorses.

Management has sponsored several stakes races in 1996, with purses of up to $20,000 per race. In September 1995, Mountaineer hosted the West Virginia Breeders Classics stakes races, with purses totaling $330,000 funded by state-wide video lottery tax revenue. Mountaineer broadcast certain of these races to a number of other racetracks around the country and, subject to clarification by the West Virginia legislature of the applicable simulcast statute, intends to simulcast its regular card of live races commencing in the fourth quarter of 1997. Wagering handles from participating racetracks would be aggregated with Mountaineer's on-site wagering handle when it exports its simulcast signal.

Commence Export Simulcasting Outside Hub Area

Export simulcasting is a highly desirable source of revenue because the direct costs associated with such operations are relatively low. Mountaineer believes that the higher average purses anticipated from video lottery contributions will improve the quality of races which it can export to other racetracks, off track betting facilities, casinos and other gaming establishments once it has completed its improvement plan. In order to make its races more attractive to simulcast outlets, Mountaineer anticipates that it will experiment with different post times, possibly adopting more evening racing days which are preferable because they do not compete with live racing conducted by other host tracks. Although the Company intends to pursue export simulcasting possibilities vigorously, there can be no assurance that such opportunities will prove realistic or that the Company will be successful in its pursuit of such business.

Increasing Import Simulcasting

The Company intends to increase the number and quality of races it makes available for wagering by simulcasting additional out-of-state races. Although management does not anticipate that it will increase the number of import signals it can receive simultaneously, it will increase the number of races displayed with each available signal. In May 1995, Mountaineer introduced simulcasts of off-track greyhound racing, and has since offered thoroughbred and/or greyhound import simulcasting seven days per week. Because operating expenses associated with simulcast racing are generally lower than those associated with live racing, management believes that increases in the levels of simulcast wagering would result in greater operating profits than similar increases in live racing levels.

MARKETING

Mountaineer's primary market includes four million persons of gaming age who reside within a one-hour drive, or approximately 50 miles, of the facility, including the population centers of Pittsburgh, Pennsylvania, Youngstown/Warren and Akron/Canton, Ohio, and Wheeling, West Virginia. A secondary market of 3.4 million persons of gaming age reside within a two-hour drive, including Cleveland, Ohio and Morgantown, West Virginia. Both markets have an average household income of approximately $26,000.

The Company has adopted and implemented a comprehensive marketing program to capitalize on Mountaineer's recently expanded gaming facilities to create a larger and more loyal customer base. The program includes (i) the Players Club, a player rating and tracking system designed to reward qualified play through the issuance of reward certificates which are redeemable for food and beverages, merchandise and other services, (ii) entertainment programming featuring boxing and other special events, (iii) attractive food and beverage pricing, (iv) comprehensive advertising, and (v) a bus program. Some features of the program are subject to approval by the Lottery Commission. Prior to the formulation of the new marketing program, the Company's marketing efforts consisted of limited television, radio and print advertising and promotional events tied to major holidays or horse racing events.

In November 1996, Mountaineer's proposal for a $330,000 direct advertising grant from the State of West Virginia was approved. Mountaineer matched the amount of the grant and utilized the funds to produce an infomercial entitled "Hancock
County: the Action's Closer Than You Think." The infomercial is scheduled to air from January 3, 1997 through August 30, 1997, three times per day, seven days per week over cable networks in Mountaineer's target markets of Cleveland, Akron, Canton and Youngstown, Ohio and Pittsburgh, Pennsylvania. The Company believes that the infomercial will assist in generating additional video lottery patronage and revenues and help temper the decrease of revenues which is typically associated with horse racing at Mountaineer during the winter months.


COMPETITION

Mountaineer's principal direct competitors are Wheeling Downs, located approximately 40 miles to the south in Wheeling, West Virginia and Thistledown, located approximately 85 miles to the northwest in Cleveland, Ohio. Wheeling Downs conducts parimutuel greyhound dog racing and video lottery gaming. Thistledown conducts parimutuel thoroughbred horse racing, but not video lottery. Other than Wheeling Downs and Thistledown, there are currently no facilities offering competitive parimutuel live thoroughbred or video lottery gaming within a 100-mile radius of Mountaineer Park. As a result, although there are facilities located more than 100 miles away, management does not believe that such other facilities compete with Mountaineer Park for a significant segment of its target customer base (although they do compete to some extent for quality racehorses). In addition, none of those facilities, all of which are located in Pennsylvania and Ohio, are currently licensed to offer video lottery gaming. The one facility in West Virginia, other than Mountaineer and Wheeling Downs, currently offering video lottery is located in the central part of the state and, as a result, management believes it does not compete to any significant extent with Mountaineer for customers. The Company understands that a track in Charles Town, West Virginia intends to offer live thoroughbred racing, import simulcast racing, and video lottery gaming in mid-1997. That facility is located more than 200 miles from Mountaineer. Accordingly, the Company does not believe that facility will compete with Mountaineer.

One other well-known resort located downstate has sought legislative approval to operate a land-based casino. The Company also competes with statewide lotteries in West Virginia, Pennsylvania and Ohio, on-site and off-track wagering in Pennsylvania and other entertainment options available to consumers, including live and televised professional and collegiate major sports events. The Company will also compete with off-track wagering in Ohio, which was approved in 1996.

The Company is attempting to attract patrons by promoting Mountaineer as a complete entertainment complex and destination resort offering a unique combination of quality racing, video lottery wagering, dining, special events and other entertainment options, all in a physically attractive setting which is easily accessed with ample on-site parking. To the extent that Pennsylvania or Ohio legalize any forms of casino gaming, the Company's video lottery operations will compete with new gaming facilities located within driving distances from Mountaineer's geographic market. Such facilities may offer more gaming machines than Mountaineer as well as forms of gaming not available in West Virginia.

EMPLOYEES

As of December 31, 1996, Mountaineer had approximately 478 full-time employees and 25 part-time employees, of whom approximately 70 were represented by a labor union under a collective bargaining agreement. The union representing mutuel clerks at the race track has been expanded in recent years to cover certain employees providing off-track betting services at the Lodge. On February 18, 1997, the collective bargaining agreement was extended until September 26, 1997.


In September 1996, a vote was held on a proposal to make approximately 200 other Mountaineer employees members of an additional collective bargaining unit.
Based on information available to the Company, management believes that the vote on this proposal to expand union coverage at Mountaineer was 72 against and 60 for, with 87 votes challenged and under review for eligibility. Pending the outcome of such review, the Company is unable to predict the ultimate outcome of the vote.

As of December 31, 1996, the Company also employed two persons in Orange County, California. The Company believes that its employee relations are good, however, there can be no assurance that if such expansion of the union is approved, the Company's employee relations will remain on the same terms as in the past.

REGULATION AND LICENSING

Racing

The Company's horse racing operations are subject to extensive regulation by the Racing Commission, which is responsible for, among other things, granting annual licenses to conduct race meets, approving simulcasting post times, and other matters. When granting licenses, the Racing Commission has the authority to determine the dates on which Mountaineer may conduct races. In order to conduct simulcast racing, Mountaineer is required under West Virginia law to hold a minimum of 220 live race days each year. Mountaineer was granted a license to conduct 220 live race days for 1997.

West Virginia law requires that at least 80% of Mountaineer's employees must be citizens and residents of West Virginia and must have been such for at least one year. In addition, certain activities, such as simulcasting races, require the consent of the representatives of a majority of the horse owners and trainers at Mountaineer.

Mountaineer's revenues from live racing operations are derived substantially from its parimutuel commissions, which are fixed by the State of West Virginia as percentages of Mountaineer's wagering handles. The West Virginia legislature could change these percentages at any time, although the Company is not aware of any current proposal to do so.

The Company's simulcast activities that occur outside of West Virginia could be subject to regulation by other state racing commissions, as well as the provisions of the Federal Interstate Horse Racing Act of 1978, which prohibits Mountaineer from accepting off-track wagering on simulcast racing without the approval of the Racing Commission and, subject to certain exceptions, of any other currently operating track within 60 miles, or if none, of the closest track in any adjoining state.

Video Lottery

The operation of video lottery games in West Virginia is subject to the Lottery Act. Licensing and regulatory control is provided by the Lottery Commission.

Prior to the adoption of the Lottery Act in March 1994, the Company conducted video lottery gaming pursuant to an agreement with the Lottery Commission which authorized the Company to operate video lottery machines at the racetrack and Lodge as part of a video lottery pilot project. Under the terms of the agreement, the Company retained ownership or control of the video lottery machines and other equipment it provided for use in video lottery gaming. In March 1993, the Attorney General of West Virginia issued an opinion that, under the West Virginia Constitution, video lottery machines could not be privately owned. As a result of the Attorney General's opinion, the Company was unable to renew its agreement with the Lottery Commission, which was scheduled to expire in June 1993. In October 1993, the Supreme Court of West Virginia found that the legislature had not adequately defined and authorized video lottery gaming and, as a result, the Lottery Commission's authorization of video lottery gaming at Mountaineer was invalid. The court's order was to become effective in late November 1993, at which time video lottery gaming at Mountaineer would have had to terminate. However, the court stayed its order pending consideration and passage of satisfactory video lottery legislation. The subsequent adoption of the Lottery Act has not been contested in or otherwise addressed by the court or any other West Virginia court.

Under the Lottery Act, only parimutuel horse or dog racing facilities that were licensed by the Racing Commission prior to January 1, 1994 and that conduct at least 220 live racing dates for each dog or horse race meeting, or such other number as may be approved by the Racing Commission, are eligible for licensure to operate video lottery games. There are four racing facilities in West Virginia (two horse racing and two dog racing), including Mountaineer, three of which satisfy the eligibility requirements of 1996. The conduct of video lottery gaming by a racing facility is subject to the approval of the voters of the county in which the facility is located. If such approval is obtained, the facilities may continue to conduct racing activities unless the matter is resubmitted to the voters pursuant to a petition signed by at least 5% of the registered voters, who must wait at least five years to bring such a petition. If approval is denied, another election on the issue may not be held for a period of two years. Video lottery gaming was approved in Hancock County, the location of Mountaineer Park, on May 10, 1994.

In order to qualify as a "video lottery game," as the term is defined under the Lottery Act, a game must, among other things, be a game of chance which utilizes an interactive electronic terminal device allowing input by an individual player. Such a game may not be based on any of the following game themes: roulette, dice, or baccarat card games. Moreover, video lottery machines must meet strict hardware and software specifications, including minimum and maximum pay-out requirements, and must be connected to the Lottery Commission's central control computer by an on-line or dial-up communication system. Only machines registered with and approved by the Lottery Commission may offer video lottery games.

Under the Lottery Act, racetracks that conduct video lottery gaming, as well as persons who service and repair video lottery machines and validation managers (persons who perform video lottery ticket redemption services), are required to be licensed by the Lottery Commission. The licensing application procedures are extensive and include inquiries into and an evaluation of the character, background (including criminal record, reputation and associations), business ability and experience of an applicant and the adequacy and source of the applicant's financing arrangements. In addition, a racetrack applicant must hold a valid racing license, have an agreement regarding video lottery revenues with the representatives of a majority of the horsemen, the parimutuel clerks and the breeders for the racetrack and post a bond or irrevocable letter of credit in such amount as the Lottery Commission shall determine. Finally, no license will be granted until the Lottery Commission determines that each person who has "control" of an applicant meets all of the applicable licensing qualifications. Persons deemed to have control of a corporate applicant include: (i) any holding or parent company or subsidiary of the applicant who has the ability to elect a majority of the applicant's board of directors or to otherwise control the activities of the applicant; and (ii) key personnel of an applicant, including any executive officer, employee or agent, who has the power to exercise significant influence over decisions concerning any part of the applicant's business operations. The Company's license application was approved by the Lottery Commission in June 1995. From March 1994 until such approval, the Company conducted video lottery gaming under a provision of the Lottery Act that permitted any racetrack authorized by the Lottery Commission to conduct video lottery gaming prior to November 1, 1993 to continue to do so for a limited time without additional licensure.

Prior to Mountaineer's loan with Bennett, the Lottery Commission approved the Company's license in September, 1994. During the relicensing proceedings prior to July 1, 1995, the Lottery Commission required Bennett to submit audited financial statements, based on the combined effect of Bennett's stock ownership in the Company, its security interest pursuant to the deed of trust in connection with the Bennett Loan, and the fact that AGEL, Bennett's affiliate, performed management services for the Company. These factors required the Company to seek Lottery Commission approval of Bennett. Although Bennett failed to initially provide information required by the Lottery Commission, the Lottery Commission relicensed Mountaineer in June, 1995, after which time Bennett supplied the requisite information. In connection with the relicensing proceedings held in June 1996, the Lottery Commission released a letter opinion dated May 9, 1996 to the effect that because Bennett had the right to vote less than 5% of the outstanding stock the Company, and AGEL, an affiliate of Bennett, was no longer providing management services, Bennett could not influence or control Mountaineer's business, and thus, Lottery Commission approval was not required. Accordingly, no Lottery Commission approval of Bennett was required in 1996.

On December 26, 1996, Mountaineer prepaid the Bennett loan with funds obtained through a new financing from Madeleine L.L.C. Because the terms of the new financing provide that Madeleine does not have the right to vote more than 5% of the Company's voting stock or the right to take an active role in the affairs of Mountaineer, no Lottery Commission approval of Madeleine was required in 1996. While the Company has no reason to believe that its license will be affected by either loan, a change in policy by the Lottery Commission could affect Mountaineer's license and thus adversely affect the Company.

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

Once licensed, a racetrack has the right to install and operate up to 400 video lottery machines and may operate more than 400 machines only upon Lottery Commission approval. The Company has received approval to operate a total of 1,000 machines.

Video Lottery machines may only be operated in the areas of the racetrack where parimutuel wagering is permitted; provided, however, that if a racetrack was authorized by the Lottery Commission prior to November 1, 1993 to operate video lottery machines in another area of the racetrack's facilities, such racetrack may continue to do so as long as there is one video lottery machine in the parimutuel wagering area for each machine located in another area of the racetrack. Accordingly, the Company may continue to operate video lottery machines at the Lodge, provided that there are at least as many machines located at Mountaineer's racetrack.

The Lottery Act imposes extensive operational controls relating to, among other matters, security and supervision, access to the machines, hours of operation, general liability insurance coverage and machine location. In addition, the Lottery Act prohibits the extension of credit for video lottery play and requires Lottery Commission approval before any video lottery advertising and promotional activities are conducted. The Lottery Act provides for criminal and civil liability in the event of specified violations.

All revenues derived from the operation of video lottery games must be deposited with the Lottery Commission to be shared in accordance with the provisions of the Lottery Act. Under such provisions, each racetrack must electronically remit to the Lottery Commission its "gross terminal income" (total cash deposited into video lottery machines less the value of credits cleared for winning redemption tickets). To ensure the availability of such funds to the Lottery Commission, each racetrack must maintain in its account an amount equal to or greater than the gross terminal income to be remitted. If a racetrack fails to maintain this balance, the Lottery Commission may disable all of the racetrack's video lottery machines until full payment of all amounts due is made. From the gross terminal income remitted by a licensee, the Lottery Commission will deduct up to 4% to cover its costs of administering video lottery at the licensee's racetrack and divide the remaining amounts as follows:
47% is returned to the racetrack, 30% is paid to the State's general revenue fund, 15.5% is deposited in the racetrack's fund for the payment of purses, and the remaining 7.5% is divided among tourism promotion, Hancock County, the Breeders, Classics, the Veterans Memorial Program and the Racetrack Employees Pension Fund.

Pursuant to both the Racing Commission's and Lottery Commission's regulatory authority, the Company may be investigated by either body at virtually any time. Accordingly, the Company must comply with all gaming laws at all times. Should either body consider the Company to be in violation of any of the applicable laws or regulations, each has the plenary authority to suspend or rescind the Company's licenses. While the Company has no knowledge of any non-compliance, and believes that it is in full compliance with all relevant regulations, should the Company fail to comply, its business would be materially adversely effected.

To date, the Company has obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of its current gaming activities. However, no assurances can be given that any new licenses or approvals that may be required in the future will be given or that existing ones will be renewed.

Management is aware of nothing to indicate that West Virginia state officials will change their policies toward gaming activities, particularly video lottery gaming; however, there are no assurances that such policies will not be changed. Any substantial unfavorable change in the enabling laws or tax rates on gaming revenues could make the Company's business substantially more onerous, less profitable or illegal, which would have a material adverse effect on the Company's business.

DISCONTINUED OPERATIONS

Bartlett Field Leases - Ohio

In January 1992, the Company, through its wholly owned subsidiary, ExCal Energy Corporation ("ExCal") acquired approximately 16,000 net developed acres and 16,800 net undeveloped acres (held by production) of oil and gas leases in the Bartlett Field in Southeastern Ohio from Biscayne Petroleum Corporation, an affiliate of Edson R. Arneault, the President and Chief Executive Officer and a Director of the Company. Mr. Arneault was not affiliated with the Company at the time of such acquisition. The Company agreed to provide funds to drill 40 gas wells on such properties, and in 1992, the Company attempted to raise the required capital through a public offering. Due to the expiration of "Section 29" credits (a credit against Federal income taxes derived from gas produced from Devonian Shale and "tight sands" formations from wells commenced before January 1993), in December 1992, the Company abandoned the offering. As a result, the Company recorded certain provisions for writedown of these interests. During 1993, the Company allowed the leases for the net undeveloped acreage to expire, and sold to third parties approximately 2,300 of net developed acres. In December 1994, all of the remaining leases were sold pursuant to the plan of orderly liquidation described below.

Bartlett Field Wells - Ohio

In January 1992, ExCal acquired 77 gas wells in the Bartlett Field from 18 limited partnerships controlled and operated by Mr. Arneault or his affiliates. The wells were in need of repair and the Company planned to incur rework costs to increase production and maximize the value of the assets. Aggregate annual gas production was 100,000 to 150,000 MCF, and management believed that with limited rework, production could be increased by at least 100%. In December 1994, all of the wells were sold pursuant to the plan of orderly liquidation described below.

Marathon-Otter Lake Field - Michigan

In January 1992, ExCal acquired all the issued and outstanding shares of Crystal Exploration Company, Inc. ("Crystal"). Crystal's assets consisted of an average of 64% net revenue interest in approximately 3.3 million barrels of oil (proved reserves) plus 34 oil and gas wells and related equipment in the Marathon-Otter Lake Field in the State of Michigan. In 1991, the wells were shut-in by Crystal which has undertaken no material drilling since then. In December 1992, ExCal entered into a joint venture agreement with Fleur-David Corporation ("Fleur-David"), a minority stockholder of the Company, to renegotiate the leases and to perform rework and remediation activities to reestablish production and provide activities necessary for compliance with state environmental standards. ExCal contributed its net revenue interest in the proved reserves and agreed to pay 25% of on-going costs in exchange for a 25% interest in the joint venture. For a 75% interest in the joint venture, Fleur-David agreed to provide technical expertise and 75% of on-going costs. Fleur-David also obtained a covenant not to sue for clean-up and abandonment costs from the State of Michigan by funding $188,000 in an environmental escrow fund required by the state. Costs were estimated at $2,200,000 and have included rework of wells, repairs to oil storage tank batteries, acid treatments of producing formations, plugging, clean-up, equipment removal, waste disposal and soil removal costs required by the Michigan Department of Natural Resources. The Company is responsible to provide 25%, or approximately $550,000 of such costs, of which approximately $286,000 as of December 31, 1996 has been paid primarily from proceeds from the exercise of certain stock options granted to Fleur-David by the Company, as well as cash from continuing operations.

Plan of Orderly Liquidation

On March 31, 1993, the Company's Board approved a formal plan to divest its oil and gas operations over a period of two years. This decision was based upon several factors including (i) the anticipated potential of the Company's gaming operations and the anticipated time to be devoted to it by management, (ii) the expiration of "Section 29" credits, a credit against Federal income taxes derived from gas produced from Devonian Shale and "tight sands" formations from wells commenced before January 1993, and (iii) the impact of delays in connection with a political controversy over video lottery in West Virginia during 1993 which caused management to focus the Company's efforts and financial resources on Mountaineer. To enhance the value of the properties for sale, the plan of orderly liquidation provided for remediation costs to address certain environmental matters and rework and development costs to increase future production.

During 1993, the Company began disposition of the Bartlett Field oil and gas leases by selling to third parties or, based on certain contingencies in the acquisition agreement, returning to their previous owners, approximately 2,300 net developed acres. The Company received approximately $85,000 in connection with the sale of the leases. The Company also allowed leases comprising 16,800 net undeveloped acres to expire. At December 31, 1993, the Company held net developed acreage of 13,700 acres and reserves in the Bartlett Field of 902,200 MCF.

The plan of orderly liquidation also called for rework costs of approximately $150,000 in connection with the Company's 77 Bartlett Field gas wells. Because the wells were in various states of disrepair, the plan called for maintenance of wells, acid treatments of producing formations and, in some cases, plugging and abandonment, all for the purpose of increasing production and the value of such assets for ultimate sale. In mid-1993, the Company reduced its appropriation for such rework costs to $100,000, which was estimated to increase net cash flows from production to a minimum of $25,000 per month. However, after completion of only $50,000 of such rework costs, the Bartlett Field wells and remaining Bartlett Field leases were sold in December 1994 to Development & Acquisition Ventures in Energy, Inc. ("DEVAQ"), whose principal stockholder is the brother of Edson R. Arneault, the President, Chief Executive Officer and Chairman of the Company, for notes valued at approximately $426,000, of which $150,000 (discounted to $126,000) is non-recourse, secured solely by the assets sold. See "Certain Transactions".

At the time of the sale, the Company remained obligated on a $590,000, 9% note to the previous owners of the Bartlett Field wells. On March 31, 1995, the note was amended to provide the Company with a credit for the current value of 98,333 shares of the Company's Common Stock issued to the previous owners in March 1993 in the amount of $123,000. The amendment further provided for the $467,000 balance of the note to be paid in monthly payments of interest only at 10% from May through October 1995, with principal amortized over 36 months thereafter with a balloon payment after 12 months on October 1, 1996. The note was payable at the option of the Company through the issuance of Common Stock on or before November 1, 1995 at the then current market value, provided that such shares were registered by the Company at the time of issuance. The Company paid monthly interest payments in May and June 1995, and in October 1995, the note was canceled in exchange for interest payments for the months of July, August and September 1995, and 373,600 shares of the Company's Common Stock, subject to registration rights and valued for purposes of the transaction at the then current market value of $1.25 per share.

The Company intends to sell its sole remaining oil and gas interest in the Marathon-Otter Lake Field during 1997. For further discussion of management's plan of orderly liquidation, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Discontinued Operations."


ITEM 2.   PROPERTIES

Gaming, Racing and Other Entertainment

Mountaineer Race Track & Gaming Resort is comprised of a thoroughbred race track and the Lodge providing video lottery gaming, off-track wagering, dining and lounge facilities as well as facilities for golf, swimming, tennis and other outdoor activities covering approximately 606 acres (including 375 undeveloped acres) in Chester, West Virginia. The Mountaineer facility encompasses approximately 4,100 feet of frontage on the Ohio River and approximately 2,500 feet of highway frontage straddling West Virginia State Route 2. At December 31, 1996, Mountaineer was encumbered by a first deed of trust in favor of Madeleine L.L.C. aggregating $16.1 million in principal (principal balance of approximately $16.1 million as of December 31, 1996).

Equipment Leases

At December 31, 1996, in connection with video lottery operations, Mountaineer leased 800 VLTs. During the first quarter of 1997, the Company agreed to amend its master lease agreement, reducing the number of leased
VLTs to 600. In connection with racing operations, Mountaineer leases totalisator, video tape, photofinish, and closed circuit television systems and other equipment required for operations. For discussion of such equipment leases, see Note 9 of the Notes to Consolidated Financial Statements.

Oil and Gas

The Company's oil and gas interest constitutes a 25% joint ventue interest in an average 64% net revenue interest from proved reserves with 34 net producible wells in the Marathon-Otter Lake field in Lapeer and Genesee Counties, Michigan. Proved reserves are estimated at 3,314,800 BBL. For financial and other information about the Company's oil and gas interests, see "Discontinued Operations," "Management's Discussion and Analysis of Financial Condition" and "Results of Operations - Results of Discontinued Operations," and Note 12 of the Notes to Consolidated Financial Statements.

Office Lease

The Company moved the majority of its corporate operations to Mountaineer on November 30, 1996 and officially moved its corporate headquarters to Mountaineer on March 1, 1997. At December 31, 1996, the Company has approximately 400 square feet of office space in Laguna Beach, California under a month-to-month lease with a monthly rental payment of $700.


ITEM 3.   LEGAL PROCEEDINGS

SETTLED LITIGATION

During fiscal year 1996, the Company and Mountaineer settled a number of pending cases and other claims as follows:

EVELYN SERPA, AS THE COMMITTEE AND GUARDIAN OF DANIEL DAVID BARRETT, SR., V. MOUNTAINEER PARK, INC., ET. AL., Circuit Court of Hancock County, West Virginia, Civil Action No. 95-C-147G. Mountaineer was served with a complaint in 1994 by a jockey who sustained head injuries from a fall during a race at Mountaineer. The plaintiff sought both compensatory and punitive damages. Mountaineer's insurer has settled the case (subject to court approval) within the policy limits and thus without material liability to the Company.

MOUNTAINEER PARK, INC., ET AL. V. BENNETT MANAGEMENT & DEVELOPMENT CORPORATION, ET AL., United States Bankruptcy Court, Northern District of New York, Case Nos. 96-61376 (SDG), 96-61377 (SDG), 96-61378 (SDG), 96-61379 (SDG). On July 1,
1996, the Company and Mountaineer filed an adversary proceeding against Bennett Management & Development Corporation ("Bennett") in the United States Bankruptcy Court for the Northern District of New York. In the complaint, the Company and Mountaineer sought compensatory and punitive damages, recoupment and setoff, and other equitable relief, including declaratory and injunctive relief for lender liability arising out of Bennett's (i) insistence that Mountaineer enter a management agreement with Bennett's financially troubled gaming affiliate, which, the complaint alleged, misspent loan proceeds; (ii) bad faith refusals to honor the requests of the West Virginia Lottery Commission to supply audited financial statements by the deadline and then several extended deadlines; (iii) fraudulent misrepresentations and omissions in connection with amendments of the parties' Construction Loan Agreement -- particularly with respect to issuance of an additional 1,020,000 shares of the Company's common stock to Bennett; and
(iv) conduct of its business generally, which led to allegations of civil and criminal wrongdoing by Bennett in matters unrelated to its loan to

Mountaineer, which in turn, led Bennett to seek the protection of the Bankruptcy Court.

By Amendment of Construction Loan Agreement dated September 19, 1996, which the Bankruptcy Court approved by Order dated October 22, 1996, the Company and Mountaineer settled all of their claims against Bennett.

The settlement modified both the amortization schedule and the Company's obligation to issue additional shares of its common stock to Bennett if the loan was not prepaid by January 1, 1997. The settlement likewise granted to the Company a release of any claims by Bennett's affiliate management company, which had provided management services to Mountaineer pursuant to a 1994 management agreement, and in the event Bennett wishes to sell any of its shares of the Company's common stock on or before December 31, 1997, a right to match any offer.

On December 26, 1996, Mountaineer prepaid in full the outstanding $8,711,000 balance of the construction loan.

JOYCE RICHARD BRANTLEY V. MOUNTAINEER PARK, INC., Case No. 94-C-124, Circuit Court of Hancock County, West Virginia. In 1994, the Company was served with a complaint by a former part-time employee for wrongful termination, claiming that Mountaineer fired her as a result of a worker's compensation claim. The complaint was not answered timely by the Company's outside counsel and, as a result, a default judgment was entered by the Court in the amount of approximately $308,000. The Company filed a motion to set aside the default judgment, but prior to hearing of the motion, on June 24, 1996 the Company settled the Brantley case by paying a lump sum of $100,000 in consideration for a dismissal of the case with prejudice. The Company is seeking to recoup this sum -- as well as its costs and attorney's fees in attempting to have the default judgment set aside and in settling the matter. See MOUNTAINEER PARK, INC. V. MANYPENNY discussed below.

CRYSTAL ASSET MANAGEMENT GROUP, LTD. In July 1994, the Company entered into an agreement settling all claims of Crystal Asset Management Group, Ltd. ("CAM") arising from an April 1993 financial advisory agreement. The Company agreed to pay fees and expenses of $165,684 and to cancel previously issued warrants to purchase 135,000 shares of common stock with registration rights at $7.00 per share, and instead, issue warrants to purchase 145,000 shares of common stock with registration rights, exercisable at $6.25 per share through December 1996. Upon execution of the settlement agreement, the Company delivered the warrants and made an initial payment of $15,000; however, no further payments were made. In August 1996, the Company entered into an oral agreement, modifying the settlement agreement. The oral agreement, which was subject to execution of a definitive written agreement, provided for mutual releases of all claims in exchange for the Company's payment of $90,000 in cash and reduction of the exercise price of the previously issued warrants to $3.00 per share and extension of the term thereof through December 1997. On September 4, 1996, the parties settled the matter by execution of a definitive written agreement containing such terms, followed by the Company's payment to CAM of $90,000.

MICHAEL R. DUNN. During the second quarter of 1995, the Company and Michael R. Dunn, the former president and chairman of the Company, entered into an agreement pursuant to which Mr. Dunn resigned from the Company and its subsidiaries effective April 26, 1995. Pursuant to this agreement, the Company agreed to pay Mr. Dunn bimonthly payments equal to his former salary for a period of two years, certain medical and health benefits, and indemnification for actions taken while he was an employee of the Company. Subsequent to the agreement, the Company discovered circumstances which caused Management to believe that the agreement should be rescinded. Bi-monthly payments were made to Mr. Dunn through September 30, 1995, and no payments thereafter. Mr. Dunn made demand for payment of unpaid installments under the agreement, attorneys' fees incurred in pursuing his claim and unspecified investment opportunity. By agreement dated October 4, 1996, the parties settled their differences. In exchange for a waiver by Mr. Dunn of any claims under the agreement or any further payments, the Company agreed to pay Mr. Dunn $100,000 and 100,000 shares of the Company's common stock subject to registration rights. The remaining terms of the earlier agreement remained unchanged.

DARELYNN LEHTO V. WINNERS ENTERTAINMENT, INC., Civil Action No. 4-96-49, United States District Court for the District of Minnesota (filed January 11, 1996). Ms. Lehto's complaint alleged breach of provisions of an October 1992 stock exchange agreement (through which Golden Palace became a wholly owned subsidiary of the Company) requiring the Company under certain circumstances to repurchase 52,250 shares of the Company's stock from her at a price of $6 per share and to use its best efforts to register such shares for sale to the public. By agreement dated May 10, 1996, the Company settled its differences with Ms. Lehto. Pursuant to the settlement agreement, the Company agreed to pay Ms. Lehto $25,000 upon execution of the settlement agreement and delivered a promissory note calling for a total of three payments of $5,000 due on August 1, 1996, November 1, 1996 and February 1, 1997; a payment of $50,087 on May 1, 1997; and a total of four payments of $40,087 due on May 1, 1998, 1999, 2000 and 2001. In consideration for the Company's execution of the settlement agreement, the payment of $25,000 and delivery of the promissory note, Ms. Lehto has dismissed the litigation with prejudice, the parties have exchanged mutual releases, and Ms. Lehto has agreed to the cancellation of options previously granted to her to purchase 50,000 shares of the Company's common stock at a price of $.01 per share.

DOROTHY VAN HAAFTEN, a former director of Golden Palace Casinos, Inc., threatened to bring suit against the Company alleging breach of a provision of an October 1992 stock exchange agreement (through which Golden Palace became a wholly owned subsidiary of the Company) requiring the Company under certain circumstances to repurchase 52,250 shares of the Company's common stock from her at a price of $6 per share.

By agreement dated April 2, 1996, as amended June 18, 1996, the Company settled its differences with Ms. van Haaften without the filing of any litigation. The Company forgave a $10,000 loan made to Ms. van Haaften in 1993, released the collateral therefor (1,666 shares of the Company's common stock), paid Ms. van Haaften $10,000, and agreed to issue Ms. van Haaften 133,416 shares of the Company's common stock and to register such shares. Because the shares were not registered by June 30, 1996, the agreement required the Company to deliver a promissory note in the principal amount of $200,125 (133,416 shares multiplied by $1.50 per share). The note is payable in 24 monthly installments and bears interest at 12% per year. For each $1.50 in principal paid by the Company, Ms. van Haaften was required to return to the Company one share of common stock.
Per the note, the Company redeemed 16,677 shares (which were canceled and returned to authorized but unissued status) when the October 31, 1996 effectiveness of the registration statement including the shares stayed the Company's payment obligation for a period of 90 business days. Under the agreement, the Company was entitled to a credit against the note in an amount equal to the average closing market price of the stock for the 90 days immediately following the effective date of the registration statement (the "Average Market Price") multiplied by 133,416. Accordingly, after a credit of $150,325.14, the outstanding balance of the note as of October 31, 1996 was $27,362,99 which will effectively be eliminated by the issuance of shares as discussed below.

The agreement likewise provided that in the event the Average Market Price was less than $1.50 per share, then the Company would issue that number of additional shares equal in value to the difference between $1.5O and such 90 day average market price and to grant such shares piggyback registration rights.
The Company thus became obligated to issue 30,312 additional shares.

PENDING LITIGATION

WANDA ANDERSON, ADMINISTRATRIX OF THE ESTATE OF TERRY D. ELLIOTT V. MOUNTAINEER PARK, INC., Circuit Court of Hancock County, West Virginia, Civil Action No. 97-C-60G. On October 20, 1995, a horse which was stabled by one of the horse owners at Mountaineer became loose and ran onto a highway resulting in an automobile collision and the death of a motorist. On April 1, 1997, Mountaineer was served with a complaint by the administratrix of the decedent's estate. The matter is covered by insurance and management believes that if Mountaineer is found to be liable the case will be adjudicated or settled within policy limits. Accordingly, management believes that the matter will not result in any material liability to Mountaineer or the Company. However, there can be no assurance that Mountaineer will not be found liable, and if so, that the policy limits will be adequate to cover such material liability.

HAMILTON V. MOUNTAINEER PARK, INC. ET AL., Circuit Court of Hancock County, West Virginia, Civil Action No. 96-C-150R. On November 11, 1996, Mountaineer was served with a complaint filed by a former employee alleging that Mountaineer had wrongfully terminated his employment, in violation of an alleged oral, life-time employment contract, in retaliation for his allegedly having reported to Mountaineer officials and/or West Virginia racing officials that Mountaineer had violated state and federal laws. Mr. Hamilton, who had served as Director of Mutuels from about July of 1991 until his termination in July of 1995, alleges that he complained that Mountaineer extended credit to officers, employees, and patrons for wagering in violation of state law; that between April and September of 1994, a Mountaineer employee made illegal cash payments on behalf of Mountaineer of $7,750 to local politicians in return for their support of video lottery legislation; and that Mountaineer committed other violations of state and federal law.

The complaint seeks compensatory damages in the amount of $1,000,000, prejudgment interest, and costs as well as punitive damages in the amount of $5,000,000, reinstatement, back pay, front pay, compensation for pecuniary losses, and attorneys' fees.

Mountaineer has answered the complaint, denying all allegations of wrongdoing and liability. Mountaineer has also moved to dismiss the complaint with prejudice on the grounds that (i) Mr. Hamilton's prior testimony under oath when seeking unemployment compensation benefits (that his termination resulted solely from a combining of departments) estops him from now claiming otherwise; (ii) the claimed lifetime employment contract is unenforceable as a matter of West Virginia law; and (iii) the complaint fails to state a claim for wrongful discharge, discrimination, or intentional infliction of emotional distress. The Company believes the lawsuit is frivolous and, therefore, that it will not incur any material liability as a result.

Mountaineer has also moved to disqualify plaintiff's counsel on the grounds that such counsel has a material conflict of interest by virtue of his current attorney-client relationship as an expert witness on behalf of Mountaineer in the SERPA case, which is pending in the same court. The motion was granted on March 21, 1997. Hearings on Mountaineer's remaining motions have not yet been scheduled, and discovery has not commenced. Plaintiff has not yet identified replacement counsel.

The complaint also names as a defendant an employee of Mountaineer. Mountaineer has advised the employee to engage separate counsel and has agreed to reimburse the employee for his legal fees.

GEORGE JONES V. MOUNTAINEER PARK, INC. AND WINNERS ENTERTAINMENT, INC., Circuit Court of Hancock County, West Virginia, Civil Action No.95-C-103G. On June 19, 1995, the Company and Mountaineer were served with a complaint by George Jones, claiming breach and wrongful termination of Mr. Jones' employment agreement with Mountaineer, retaliatory discharge, fraud, outrage, and defamation. The complaint alleges, among other things, that Mountaineer terminated Jones' employment in September of 1993 in retaliation for his efforts to investigate alleged improper activities occurring at Mountaineer. Mr. Jones seeks an award of compensatory damages in the amount of $1 million and a like amount in punitive damages.

The Company and Mountaineer have answered the complaint, denying any liability to Mr. Jones. Management has determined to defend the case vigorously on the grounds that the defamation claim is barred by the statute of limitations, and that all of the claims should be dismissed because Mr. Jones' employment was properly and justifiably terminated. In April of 1997, Mountaineer was advised by its insurance carrier that only the defamation claims against it are covered by insurance. Discovery has only recently commenced in the case, largely because Mr. Jones' counsel had been unable to locate him. The Company does not believe that either the Company or Mountaineer will incur any material loss on account of such claims.

MOUNTAINEER PARK, INC. V. MANYPENNY, Circuit Court of Hancock County, West Virginia, Civil Action No. 96-C-96W. In July of 1996, Mountaineer brought suit against Lawrence Manypenny for legal malpractice. Mountaineer's complaint alleges that Mr. Manypenny negligently failed to file a responsive pleading on Mountaineer's behalf, resulting in the entry of a default judgment against Mountaineer in the principal amount of $308,000. Mountaineer seeks to recoup the $100,000 it paid in settlement of the judgment together with its costs and attorney's fees incurred in its attempts to overturn the judgment.

Mr. Manypenny has answered the complaint (denying its allegations of negligence), asserted a third-party claim in the nature of contribution, alleging that to the extent he is liable to Mountaineer, Mr. Russell, alleged to have been Mountaineer's general counsel, is liable to him, and asserted a counterclaim for legal fees allegedly due him in the amount of $7,000. Mountaineer will seek summary judgment on the counterclaim based on accord and satisfaction. Mountaineer has agreed to provide Mr. Russell a defense to the third-party claim. Discovery has established that Mr. Manypenny has professional liability insurance in an amount sufficient to satisfy any judgment Mountaineer might obtain. There can be no assurance, however, that Mountaineer will prevail in the litigation.

The Company (including its subsidiaries) is also a defendant in various law suits relating to routine matters incidental to its business. Management does not believe that the outcome of such litigation, in the aggregate, will have any material adverse effect on the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of shareholders, held on October 15, 1996, the following proposals were approved by a majority of the shareholders of the
Company: (1) the election of Edson R. Arneault, Robert A. Blatt, Robert L. Ruben and Thomas K. Russell to serve as directors of the Company until the next annual meeting of shareholders, (2) an amendment to the Company's certificate of incorporation changing the Company's name to "MTR Gaming Group, Inc.," (3) an amendment to the Company's certificate of incorporation increasing the authorized number of shares of the Company's common stock from 25 million to 50 million, (4) ratification of the Company's 1996 employee stock option plan, and
(5) confirmation of Corbin & Wertz as the Company's accountants and independent auditors.

A proposal to amend the Company's certificate of incorporation to create a new class of preferred stock was not approved by the shareholders, and a proposal to amend the Company's certificate of incorporation to effect a one for five reverse split of the Company's common stock was tabled by the Board of Directors prior to the annual meeting.


PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the NASDAQ SmallCap Market and trades under the symbol "MNTG." The following table sets forth the high and low bid prices of the Company's common stock during each of the quarterly periods indicated, as reported by the National Quotation Bureau.

                   1997*           1996             1995
                 Bid Price       Bid Price         Bid Price
               ------------    ------------     -------------
Quarter Ended  High     Low    High     Low     High      Low
-------------  ------------    ------------     -------------

March 31       1-9/16     3/4  29/32    11/32   1-31/32  1-3/32
June 30                        1-17/32  9/16    1-11/16  1-1/8
September 30                   1-1/2    13/16   1-5/8    1-1/16
December 31                    1-9/16   7/8     1-1/4    1-7/32
_______________________
* For the period of January 1, 1997 through March 20, 1997

The high and low bid quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. On March 20, 1997, the last reported sale price was $1.281. The Company has never paid a dividend and does not intend to for the foreseeable future. As of March 20, 1997, there were approximately 567 holders of record of the Company's common stock.


ITEM 6.   SELECTED FINANCIAL DATA

The selected financial data set forth below have been derived from the audited consolidated financial statements of the Company included elsewhere in this Report, and should be read in conjunction with those consolidated financial statements (including the notes thereto) and with "Management's Discussion and

Analysis of Financial Condition and Results of Operations" also included elsewhere herein. Due to the Company's approval in March 1993 of a plan of orderly liquidation of its oil and gas operations, the results of such discontinued operations have been excluded from such data.

                                                                  Year Ended December 31
                                                   (In thousands of dollars, except per-share data)
                                    -----------------------------------------------------------------------------------------
                                      1996               1995                 1994               1993                 1992
                                      ----               ----                 ----               ----                 ----
Statement of Operations
   Data:

Net revenues                     $ 40,204,000        $ 24,927,000        $ 14,656,000        $ 13,014,000            $690,000
Net income (loss) from
   continuing operations            1,155,000          (5,313,000)         (6,902,000)         (5,913,000)         (2,749,000)
Income (loss) per share
   from continuing
   operations                             .06               (.33)               (.48)               (.46)               (.42)

                                                                  Year Ended December 31
                                                   (In thousands of dollars, except per-share data)
                                 --------------------------------------------------------------------------------------------
                                    1996                 1995                1994                1993               1992
                                    ----                 ----                ----                ----               ----
Balance Sheet Data:

   Total Assets                  $ 30,878,000        $ 25,747,000        $ 23,958,000        $ 19,137,000        $ 16,812,000
   Redeemable Common
     Stock                                  0           1,406,000           2,208,000           2,208,000           1,618,000
   Total liabilities               20,612,000          19,763,000          14,200,000           6,040,000           5,641,000

   Stockholders' Equity            10,266,000           5,984,000           9,758,000          13,097,000          11,171,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

In December, 1992 the Company acquired all of the outstanding stock of Mountaineer Park, Inc. ("Mountaineer") with the intent of enhancing its existing facilities for promotion as a high quality gaming and racing destination resort. Shortly thereafter the Company determined to focus its business primarily on the gaming industry, and de-emphasized its activity in other businesses in order to more fully devote corporate resources to Mountaineer, as described elsewhere in this report. See "Results of Discontinued Operations."

RESULTS OF CONTINUING OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

Mountaineer has exhibited steady, pronounced revenue growth under its expansion plan begun in September 1994, principally in its video lottery gaming operation. The emergence of video lottery as Mountaineer's dominant profit center and the 1996 amendment of the West Virginia video lottery law to permit the addition of simulated "classic casino slot machine" games to video lottery terminals ("Slot Terminals") have significantly moderated the seasonality experienced in prior year revenue trends. As a result of this significant increase in gaming revenues, the Company earned a $1.2 million profit from continuing operations in 1996.

The Company incurred significant losses from continuing operations during the years ended December 31, 1995 and 1994 largely due to delays encountered in the expansion of Mountaineer's video lottery operations as a result of (i) the State Attorney General's 1993 challenge of Mountaineer's contract with the Lottery Commission; (ii) the State Supreme Court's ruling that video lottery was unconstitutional pending the passage of proper enabling legislation; and (iii) time required for the passage of such legislation. These delays, together with legal settlement provisions, operating losses incurred in the horse racing operations, and corporate overhead charges, resulted in losses from continuing operations of $5.3 million in 1995, and $6.9 million in 1994.

REVENUES

Total revenues increased by $15.3 million from 1995 to 1996, an increase of 61%. Video lottery operations accounted for $14.2 million of the increase, and lodging, food and beverage operations contributed $899,000 of the increase. The region surrounding Mountaineer experienced extensive flooding and unusually heavy snowfall in the first quarter of 1996, producing difficult travel conditions and resulting in portions of Ohio, West Virginia and Western Pennsylvania being designated as Federal disaster areas. The Company's revenue increases have been achieved despite these unusual weather conditions. Mountaineer's facilities are situated well above the flood plain and did not sustain any damage; Mountaineer's nearest competitor was extensively damaged and ceased operations for approximately four weeks in the first quarter of 1996.

Total revenues increased by $10.3 million from 1994 to 1995, an increase of 70%. Approximately $9.0 million of the increase was produced by video lottery operations, while the parimutuel commissions and lodging, food, beverage and other operations at Mountaineer contributed $1.3 million of additional revenues.

                                               Years Ended December 31
                                     -----------------------------------------
                                          1996           1995             1994
                                          ----           ----             ----

Video Lottery Operations             $ 30,700,000   $ 16,479,000   $  7,481,000
Parimutuel Commissions                  4,299,000      4,263,000      3,768,000
Lodging, Food and Beverage              3,945,000      3,046,000      2,276,000
Other                                   1,260,000      1,139,000      1,131,000
                                      -----------    -----------     ----------

                                     $ 40,204,000   $ 24,927,000   $ 14,656,000
                                     ------------   ------------   ------------
                                     ------------   ------------   ------------

Video Lottery Operations

Mountaineer has operated video lottery terminals ("VLTs") in West Virginia since December 1992; operations were conducted under a provisional license until September 1994. The West Virginia Racetrack Video Lottery Act, signed in March 1994, allowed the uninterrupted continuation of video lottery games at Mountaineer and permitted the Company to increase its number of VLTs from 165 to 400 on September 4, 1994. In July 1995, the Company placed into operation an additional 400 VLTs, bringing the total number of VLTs in operation to 800. The 800 VLTs then in operation offered only card games and keno ("Card Terminals"). Upon the enactment of the amendment of the video lottery law permitting Slot Terminals, in July of 1996 Mountaineer converted

350 Card Terminals into Slot Terminals. In October of 1996, Mountaineer converted an additional 50 Card Terminals to Slot Terminals. In March of 1997, Mountaineer purchased and installed 400 new Slot Terminals and removed 200 previously leased Card Terminals, bringing the total number of VLTs to 1,000 as of March 13, 1997, consisting of 800 Slot Terminals and 200 Card Terminals.

A summary of video lottery net win (gross amounts wagered less winning patron payouts) for the twelve and six month periods ended December 31, 1996 and 1995 is as follows:

                                             Twelve Months Ended                        Six Months Ended
                                                 December 31                               December 31
                                          1996                1995                1996                 1995
                                          ----                ----                ----                 ----
Total gross wagers                    $104,819,000        $ 55,988,000       $ 62,602,000         $ 32,810,000
Less patron payouts                    (74,119,000)        (39,509,000)       (43,802,000)         (23,174,000)
                                      ------------        ------------        ------------        ------------

Video Lottery Revenues                $ 30,700,000        $ 16,479,000       $ 18,800,000         $  9,636,000
                                      ------------        ------------        ------------        ------------
                                      ------------        ------------        ------------        ------------
Average Daily Net Win
Per Terminal                          $        105        $         75       $        127         $         65
                                      ------------        ------------        ------------        ------------
                                      ------------        ------------        ------------        ------------

Current year video lottery operations versus 1995 garnered revenue increases of 86% for the twelve month period and 95% for the six month period. Management attributes these increases to four factors: (i) expansion of video lottery facilities in July, 1995, doubling the number of VLTs from 400 to 800, (ii) expansion of the Speakeasy Gaming Saloon at Mountaineer Lodge by 8,000 square feet in December 1995; (iii) commencement of video slot operations in July 1996 on 350 VLTs and 50 additional VLTs in October 1996 of the 800 VLTs already in use; and (iv) commencement of a large scale marketing campaign in July 1996 aimed beyond the 40 mile radius from which Mountaineer has traditionally drawn the bulk of its patrons.

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

The results of video lottery operations reflect a three-year trend of significantly increasing aggregate net win, coupled with an increase in average daily net win per terminal in 1996. The Company plans to pursue additional growth in its video lottery operations. The aggressive newspaper marketing campaign begun in July 1996 continued at a moderately reduced level through the winter months. In January of 1997, Mountaineer also began broadcasting a 30 minute "infomercial" advertisement on television affiliates within a two hour driving radius.

Management has undertaken a large scale redecoration of its racetrack grandstand video lottery facilities, including expansion of ancillary dining and bar areas. Management believes it can draw and accommodate significantly heavier patronage to the grandstand gaming facilities, which currently operate only on the Company's 220 annual live race dates. For the twelve months ended December 31, 1996, average daily net win on the 400 grandstand terminals was $43 (including $0 for days when there was no live racing), compared to $167 earned on the lodge-based terminals.

Parimutuel Commissions

Under West Virginia Horse Racing Law, the Company is required to race a minimum of 220 days per year and its racing revenues are defined as commissions. Parimutuel commission revenue is a function of wagering handle, with a higher commission earned on more exotic wagers, such as a trifecta, than on single horse wagers, such as a win, place or show bet. Mountaineer earned an average commission rate of approximately 20% in each of the past three years.

Mountaineer's parimutuel racing commissions and wagering handle for the years ended December 31, 1996, 1995, and 1994 are as follows:

                                                     Years Ended December 31
                                     -----------------------------------------------------
                                            1996               1995                 1994
                                            ----               ----                 ----
Live racing parimutuel handle        $  20,426,000       $  22,028,000       $  21,168,000
Simulcast racing parimutuel handle      19,673,000          17,791,000          14,307,000
                                     -------------       -------------       -------------
Total parimutuel handle                 40,099,000          39,819,000          35,475,000

Less:
Patrons' winning tickets               (31,766,000)        (31,637,000)        (28,246,000)
Purses and Horsemen's Association
  Payments                              (3,547,000)         (3,447,000)         (3,019,000)
State and County parimutuel taxes         (487,000            (472,000)           (442,000
                                     -------------       -------------       -------------

Parimutuel Commissions               $   4,299,000       $   4,263,000       $   3,768,000
                                     -------------       -------------       -------------
                                     -------------       -------------       -------------

For the twelve months ended December 31, 1996, simulcast handle rose by $1.9 million to $19.7 million, an increase of 11% compared to $17.8 million for the same period in 1995. Management believes the increase resulted from renovations to track betting facilities and an increase in the number of wagering days to seven days per week at multiple locations, plus the introduction of simulcast greyhound racing in the second quarter of 1995. Early in 1995 Mountaineer expanded its off-track betting facilities in both the racetrack clubhouse/grandstand and the Lodge, leading to a 24% increase in simulcast wagering handle from $14.3 million to $17.8 million, an increase of $3.5 million. In April 1995, Mountaineer began offering off-track betting on greyhound racing, which contributed $2.7 million to the increased simulcast handle. The remaining $.8 million increase is attributable to the enhancement of Mountaineer's off-track betting facilities and more extensive offerings of simulcast racing; for most of 1995 Mountaineer offered simulcast racing seven days per week, compared to six days per week in 1994.

Live racing handle declined by $1.6 million, or 7%, for the year ended December 31, 1996 to $20.4 million from $22.0 million for the year ended December 31, 1995. Live wagering handle increased 4%, from $21.2 million in 1994 to $22.0 million in 1995, an increase which slightly surpassed the 3% increase in live race days, from 220 in 1994 to 227 in 1995. Average daily purses, which were $25,000 in the third quarter of 1995, increased several times during 1995 and 1996 to a high of approximately $55,000 in the third and fourth quarters of 1996. Mountaineer reduced daily purses to approximately $35,000 late in the fourth quarter of 1996, with the intention of raising them above the $50,000 level in the second quarter of 1997. Management believes that live racing handle will increase as racing purses increase following the concept that higher purses attract higher quality race participants, which in turn captures the interest of wagerers from a larger geographic region. In accordance with this philosophy, Mountaineer began offering moderately funded stakes races of up to $20,000 per race during the third quarter of 1996. More sizable stakes races may be offered if a favorable revenue trend develops from this practice. Legislation was approved by the Ohio General Assembly that permitted full-card simulcasting and off-track betting beginning in September 1996. Management is unaware of any imminent plans for competing Ohio racetracks to open any off-track betting sites near Mountaineer's Chester, West Virginia facility. In September 1995, Mountaineer hosted the West Virginia Breeders' Classics, a night of stakes races with $330,000 in purses funded by taxes on statewide video lottery revenues. Mountaineer broadcasted a simulcast signal of the stakes races, earning commissions on $351,000 of handle wagered off-site.

Lodging, Food, and Beverage Operations

Lodging, food and beverage revenues accounted for a combined increase of 30% to $3.9 million for the year ended December 31, 1996 from $3.0 million for the same period in 1995. Management believes that refurbishment of the lodge guest rooms early in 1995, in combination with other improvements at Mountaineer, contributed to a 37% lodging revenue increase to $1,091,000 from $794,000, for the same period-to-period comparison. Forty-one guest rooms were unavailable for use in the first four months of 1995 due to smoke damage experienced in the fourth quarter of 1994. Food and beverage revenues reflected an increase of 27% to $2.9 million from $2.3 million for the year ended December 31, 1995. Management attributes the increase to direct elements of the marketing campaign which commenced in July, 1996, as well as the synergistic effects of heavier video lottery patronage.

Revenues earned from lodging, food and beverage activities increased 34%, from $2.3 million earned in 1994 to $3.0 million in 1995. The increase is a reflection of significantly greater attendance at the Mountaineer's video gaming and off-track betting facilities, as well as a slight increase in live racing attendance. Restaurant, bar and concession facilities produced $582,000 of the revenue increase, while lodge revenues increased $194,000. Food and beverage operations accounted for approximately three quarters of the revenues earned by this profit center in both 1995 and 1994.

Other Revenues

Other revenues increased by $121,000, or 11% from 1995 to 1996. Other operating revenues are primarily derived from the sale of programs, parking and admission fees relating to Mountaineer's racing activities, and periodic spectator events such as boxing matches or concerts. In addition, in 1996 Mountaineer received $201,000 from the West Virginia Racing Commission to be used for barn renovations.

Other revenues were virtually unchanged from 1994 to 1995, registering approximately $1.1 million each year. Operations in 1994 benefited from an $85,000 gain recorded upon the disposition of property, while 1995 saw a moderate increase in revenues relating to admission fees and program sales.

Non-recurring Income

In 1996, the Company negotiated significant reductions in four previously accrued obligations, producing an aggregate gain of $705,000. Trade accounts payable and accrued liabilities totaling $1.3 million were settled in a series of transactions in return for cash payments aggregating $440,000 and 100,000 shares of the Company's common stock, producing the gain.

OPERATING COSTS

The expanded scope of operations which produced Mountaineer's 1996 61% revenue increase resulted in a 37% increase in cost of revenues, a 50% increase in marketing and promotions expense, a 25% reduction in general and administrative expenses, and an 11% reduction in depreciation and amortization. Gross profits from Mountaineer's four profit centers nearly tripled from $3.1 million to $10.4 million; $6.9 million of this amount was earned in the last two quarters of 1996.

Total cost of revenues increased by 63%, from $13.4 million in 1994 to $21.8 million in 1995. Approximately $6.5 million of the increase was attributable to the substantial growth in VLT revenues which more than doubled from 1994 to 1995. Parimutuel commissions expense accounted for $.5 million of the increase, largely a reflection of its 13% increase in commission revenues, and lodging, food and beverage cost of revenues increased $1.0 million, exceeding the $770,000 revenue increase earned by that profit center.

                                                Years Ended December 31
                                 ----------------------------------------------------
                                      1996               1995                1994
                                      ----               ----                ----
Cost of Revenues:

Video Lottery Operations         $ 19,865,000        $ 12,256,000        $  5,709,000
Parimutuel Commissions              5,257,000           5,064,000           4,563,000
Lodging, Food and Beverage          3,543,000           3,285,000           2,337,000
Other Revenues                      1,092,000           1,195,000             798,000
                                 ------------        ------------        ------------

Total Cost of Revenues           $ 29,757,000        $ 21,800,000        $ 13,407,000
                                 ------------        ------------        ------------
                                 ------------        ------------        ------------

Gross Profit (Loss):

Video Lottery Operations         $ 10,835,000        $  4,223,000        $  1,772,000
Parimutuel Commissions               (958,000)           (801,000)           (795,000)
Lodging, Food and Beverage            402,000            (239,000)            (61,000)
Other Revenues                        168,000             (56,000)            333,000
                                 ------------        ------------        ------------
Gross Profit                     $ 10,447,000        $  3,127,000        $  1,249,000

Operating Income (Loss):

Marketing and Promotions           (1,718,000)         (1,144,000)         (1,016,000)
General and Administrative         (4,092,000)         (5,420,000)         (5,652,000)
Depreciation and Amortization      (1,667,000)         (1,504,000)           (910,000)
                                 ------------        ------------        ------------
Operating Income (Loss)          $  2,970,000        $ (4,941,000)       $ (6,329,000)
                                 ------------        ------------        ------------
                                 ------------        ------------        ------------

Video Lottery Operations

Costs of video lottery revenues increased by $7.7 million, or 62%, from $12.3 million to $19.9 million for the year ended December 31, 1996, compared to 1995, reflecting the increase in statutory expenses directly related to the 86% increase in video lottery revenues. Such expenses accounted for $7.6 million of the total cost increase. Taxes and statutory assessments applicable to video lottery increased from 35% of video lottery revenues ("net win") prior to March 1994 to 53% of net win thereafter. This increase in assessment rate, coupled with the 120% increase in video lottery revenues, resulted in a $5.0 million increase in taxes and statutory assessments from 1994 to 1995, to $9.0 million.

After payment of a State Administrative Fee of up to 4% of revenues, Mountaineer is obligated to make payments from the remaining video lottery revenues to certain funds administered by the West Virginia Lottery Commission, as follows:
State Tax 30%, Horsemen's Purse Fund 15.5%, Tourism Promotion 3%, Hancock County Tax 2%, Breeders Classics 1%, Veterans Memorial 1%, and Employee Pension Fund 0.5%. Taxes and assessments paid to these funds are included in "Cost of Video Lottery" in the Consolidated Statement of Operations. Statutory costs and assessments for the respective twelve month periods are as follows:

                                       Years Ended December 31
                               ----------------------------------------

                                   1996           1995          1994
                                   ----           ----          ----

     State of West Virginia    $ 9,695,000     $5,325,000    $2,371,000
     Horsemen's Purse Fund       4,645,000      2,470,000     1,070,000
     Other contract costs        2,247,000      1,195,000       468,000
                               -----------     ----------    ----------
     Total statutory costs     $16,587,000     $8,990,000    $3,909,000
                               -----------     ----------    ----------
                               -----------     ----------    ----------

The remaining significant expenses incurred by video lottery operations consist of VLT terminal lease expense ($1.4 million in 1996 versus $1.3 million in 1995), direct and indirect wages and employee benefits ($1.1 million in 1996 versus $759,000 in 1995), and utilities, property tax and insurance ($481,000 in 1996 versus $209,000 in 1995). Management expects lease expenses to decline to approximately $1.2 million in 1997. Generally, wages and property expenses are expected to increase only moderately due to increased patronage of existing video lottery facilities; a physical expansion of such facilities would produce a more significant increase in wages and property expenses. In March, 1997, Mountaineer purchased 400 new video lottery terminals and retired from operations 200 of the leased terminals placed into operation in 1994.

Video lottery terminal lease expenses increased from $790,000 in 1994 to $1.3 million in 1995, a reflection largely of the increased number of terminals leased, from 165 prior to September 1994, to 400 from September, 1994 through June, 1995, and 800 thereafter. Direct and indirect wages and employee benefits increased from $477,000 in 1994 to $759,000 in 1995, and utilities, property tax and insurance increased from $167,000 to $209,000, both increases resulting from the expanded number of gaming terminals and related increases in patronage.

Parimutuel Commissions

Costs of parimutuel commission revenue increased by $193,000 to approximately $5.3 million in 1996. Purse expense dropped 7%, from $2.1 million in 1995 to $2.0 million in 1996, reflecting the 7% decrease in live racing wagers. Contractual fees paid to host tracks and the Horsemen's Association in connection with simulcasting race operations increased $288,000 to $2.2 million in 1996, consistent with the 11% increase in simulcasting wagers. Parimutuel commissions revenue is reported net of these expenses in the Consolidated Statement of Operations.

Direct and indirect wages and employee benefits attributable to racing operations remained stable at approximately $2.4 million in 1996 and 1995, while lease expense was reduced by $106,000, or 13%, to $697,000 due to the negotiation of more favorable totalisator lease terms in December, 1995.

Other costs of parimutuel commission revenue increased in the aggregate by approximately $299,000 from 1995 to 1996.

Direct and indirect wages and employee benefits increased from $2.1 million in 1994 to $2.4 million in 1995, partly as an accommodation to Mountaineer's extensive construction activities in 1995. A general upgrade in maintenance activities contributed to this increase, as well as to a $65,000 increase in repair and maintenance supplies. Mountaineer's totalisator rents and payments of host track fees increased $177,000 in 1995 from the prior year as a result of the 24% increase in revenues achieved by its off-track betting operation. Liability insurance expense in 1995 was $87,000 higher than the prior period, a reflection of the increased volume of business and an industry-wide increase in jockey insurance.

Mountaineer's labor agreement with approximately sixty (60) mutuel and nine (9) video lottery employees has been extended to September 26, 1997 while Mountaineer and the union engage in discussions regarding a new contract. There can be no assurances that a new labor agreement will be finalized prior to the expiration of the current contract.

Lodging, Food and Beverage and Operations

Direct expenses of lodging, food and beverage operations increased from $3.3 million in 1995 to $3.5 million in 1996. The lodging, food and beverage operation earned a gross profit of $402,000 in 1996, compared to a $239,000 loss in 1995, as higher revenues more fully absorbed the operation's fixed costs. Lodging direct costs totaled $1,102,000 for 1996, compared to $1,048,000 in 1995. Lodging operations broke even in 1996, compared to a $259,000 loss in 1995. Widespread construction projects in progress throughout the year unavoidably increased Lodge operating expenses. Lodge wages and employee benefits increased by $71,000 to $708,000 in 1996, while food and beverage operation wages and employee benefits increased by $76,000 to $975,000 in 1996.

In 1995, $695,000 of the $948,000 increase in this segment's operating costs were attributable to food and beverage operations. Although cost of sales rates for food and beverage increased only slightly from 42% in 1994 to 44% in 1995, this cost category increased by $303,000 in proportion to the $582,000 increase in sales. Food and beverage wage and employee benefit costs rose approximately $252,000 to $899,000 in 1995, also commensurate with the increase in revenues. Hotel wage and employee benefit costs increased approximately $260,000 to 637,000 in 1995, in response to the upgraded service levels which produced a $194,123 increase in revenues despite no appreciable change in occupancy rates from 1994 to 1995.

Cost of Other Revenues

Cost of other revenues, consisting primarily of non-core businesses such as admissions, programs, golf, tennis and swimming declined by $103,000 from $1,195,000 in 1995 to $1,092,000 in 1996, reflecting the discontinuance of certain shuttle bus and valet services.

Cost of other revenues were higher by $397,000 or 50% from $798,000 to $1.2 million for 1995 as compared to 1994, notwithstanding flat revenues for these operations in 1995. Approximately 81% of such increase was directly attributable to expanded hours of operation and increased staffing and scope of off-track betting operations.

Marketing and Promotions Expense

Marketing and promotions expense increased by $574,000 to $1.7 million for the year ended December 31, 1996. The bulk of this increase occurred in the second half of 1996, with the inception of an aggressive marketing campaign targeted at a significantly larger geographic market. Mountaineer will supplement its traditional newspaper and radio advertising campaign with a more specifically targeted direct mail program in the future. In addition, Mountaineer has commenced extensive infomercial advertising on television affiliates within a two hour driving radius in January 1997. Up to $330,000 of related broadcast costs will be defrayed by a state grant from a convention and visitors bureau of which Mountaineer is a member, as more fully described in the Liquidity and Sources of Capital section appearing below.

Marketing and promotions expense increased only slightly from $1,016,000 in 1994 to $1,144,000 in 1995 as revenues in this period grew from $14.7 million to $24.9 million.

General and Administrative Expenses

The Company's general and administrative expenses decreased by $1.3 million to $4.1 million, or 25%, from $5.4 million for the years ended December 31, 1996 and 1995, respectively. Management's efforts to reduce the cost of corporate operations produced a decrease in corporate general and administrative expenses by $1.4 million, or 44%, from $3.2 million to $1.8 million for the same period-to-period comparison. Corporate general and administrative expenses in 1996 reflected the issuance of 666,000 shares and 275,000 stock options valued at $347,000 for services rendered by two officers and an employee. The Company's 1995 general and administrative expenses reflected several non-recurring charges affecting general and administrative expenses as follows: provisions for settlement of legal actions of $408,000 and doubtful notes receivable from related parties of $290,000, and relocation and severance charges of $596,000. General and administrative expenses at Mountaineer increased from $2.2 million in 1995 to $2.3 million in 1996 due to the expanded scope of Mountaineer's operations and the assumption of certain corporate responsibilities.

The Company's general and administrative expenses decreased $232,000 from $5.7 million in 1994 to $5.4 million in 1995. Salaries decreased from $1.3 million in 1994 to $961,000 in 1995; 1994 compensation includes $600,000 in non-cash expense incurred in connection with stock options on the Company's common stock issued below market in connection with an employment agreement with a former stockholder of Mountaineer. Legal and other professional fees decreased from $1.4 million in 1994 to $1.1 million in 1995. The Company's 1994 general and administrative expenses reflected a $525,000 provision for settlement of legal actions and a $200,000 write-off of development costs.

Interest Expense

In 1996, the Company incurred $3.7 million of interest, of which $197,000 was capitalized to cost of self-constructed assets. Interest expense in 1996 includes the amortization of $1.8 million of cash and noncash fees paid at the inception of various loan arrangements, as more fully described in "Liquidity and Sources of Capital." Approximately $1.1 million of such fees remain to be expensed in 1997.

Interest expense decreased 24% from $729,000 in 1994 to $557,000 in 1995 despite the increased construction loan balances carried in 1995. Of the interest incurred in 1995, $1.1 million was capitalized to the cost of construction compared to only $790,000 capitalized in 1994 due to higher levels of construction activity in 1995.

Depreciation and Amortization

Depreciation and amortization costs increased 11% from $1.5 million in 1995 to $1.7 million in 1996, reflecting the increased property, plant and equipment balances carried at Mountaineer. In the past three years, the Company has invested approximately $10.7 million in capital improvements, primarily as part of its expansion and improvement program at Mountaineer, as described more fully in Item 1, "Improvement Plan and Expanded Operations."

Depreciation and amortization costs increased from $910,000 in 1994 to $1.5 million in 1995, a reflection of the $5.9 million investment in property, plant and equipment during that period. These investments also were made as part of the capital improvement and expansion program at Mountaineer Park.

RESULTS OF DISCONTINUED OPERATIONS

On March 31, 1993, the Company's Board approved a formal plan to divest the Company of certain oil and gas operations the Company owns in Michigan through a plan of orderly liquidation. This decision was based upon several factors including (i) the anticipated potential of the Company's gaming operations and the anticipated time to be devoted to it by management, (ii) the expiration of "Section 29" credits, a credit against federal income taxes derived from gas produced from Devonian Shale and "tight sands" formations from wells commenced before January 1993, (iii) the impact of delays in connection with the West Virginia Supreme Court litigation and subsequent passage of enabling legislation for video lottery during 1994 which caused management to focus the Company's efforts and financial resources on Mountaineer Park, and (iv) the Company's desire to continue to place its primary emphasis on its gaming and recreational businesses. That plan of orderly liquidation provided for certain rework, remediation and development costs to address environmental matters, increased production and enhancement of the value of such properties for sale.

Descriptions of the oil and gas properties and financial information relating to operating results and balance sheet items as of December 31, 1994 and 1995 and as of June 30, 1996 have been disclosed as "Discontinued Operations" for purposes of this report.

Although the Company has prepared a plan of liquidation with respect to these properties, it has thus far been unable to effect a liquidation of its Michigan properties. The Company has valued such properties at $2,616,000 as of December 31, 1996, net of $264,000 of accrued rework costs, which it believes represents net realizable value for the properties.

LIQUIDITY AND SOURCES OF CAPITAL

At December 31, 1996, the Company's working capital balance stood at $3.9 million, including $4.2 million of unrestricted cash balances. Included in the year-end working capital balance is $1.1 million of deferred financing costs which will be amortized to interest expense over the first two quarters of 1997. Trade accounts payable and current accrued liabilities totaled $2.8 million at December 31, 1996.

Management believes that the substantial and steady revenue increases earned in the past three years will continue, and ultimately occur in amounts which will allow the Company to fully utilize its $25.5 million federal net operating loss tax carryforwards, although there are no assurances that sufficient income will be earned in future years to do so. Federal NOL's may be subject to certain limitations; see Note 13 of Notes to Consolidated Financial Statements. First quarter (unaudited) operating revenues have increased from $4.7 million in 1995 to $7.6 million in 1996, and to approximately $11.8 million in 1997. Based upon such trends, the Company believes that cash flow from operations and cash on hand will be sufficient to meet its operating needs for fiscal 1997. Notwithstanding the foregoing, the Company's existing $16.1 million term loan provides for annual fees of cash, if not refinanced by July 2, 1997, and cash, stock and warrants, if the Company does not refinance by November 15 of each year, which will result in substantial cost and dilution as more fully described in Note 6 of Notes to Consolidated Financial Statements. The Company has engaged a nationally recognized investment banking firm as a financial advisor and placement agent in such refinancing and believes that it will be able to refinance this debt before July 2 or November 15, 1997. Although management believes it can complete its refinancing plans on acceptable terms prior to July 2, 1997, there can be no assurances that it will be completed by that date, or at all.

The Company repaid its 1994 $10.2 million construction loan in 1996, prior to its scheduled maturity, in accordance with previously announced intentions. New term debt financing was placed in 1996 in two tranches, a $5 million facility in July 1996 which was amended and restated as a $16.1 million note in December 1996. Management plans to refinance the $16.1 million term loan in 1997; the loan agreement calls for interest-only payments of approximately $161,000 per month for 36 months, with all principal due in December 1999. The Company expects to pay a $250,000 fee in connection with the planned 1997 prepayment of the loan; if the contemplated refinancing is not consummated prior to July 2, 1997, the Company is obligated to pay a cash fee of $888,000.

In connection with the December tranche of the term loan financing, the Company negotiated a revolving line of credit in a maximum amount of $5.4 million, all of which remains available for borrowing at December 31, 1996. Line proceeds may be used, with prior lender approval, for purposes of capital improvements and equipment purchases, gaming industry acquisitions or general corporate purposes.

In 1996, the Company issued or was obligated to issue approximately 2.6 million shares of stock. Approximately 908,000 shares were issued to lenders as part of various financing arrangements that existed in 1996, and an additional 633,000 shares were issued in satisfaction of existing redeemable common stock obligations. The Company issued 926,000 shares in 1996 as payment for services rendered by employees and outside professionals; of this amount, 666,000 shares represent payment for accrued wages earned prior to 1996 by corporate officers and an employee who owns more than 5% of the Company's common stock. The Company issued 175,000 shares in 1996 as partial consideration for previously accrued liabilities which were settled in full in 1996.

In October 1996, the Securities and Exchange Commission (SEC) declared effective the Company's Form S-3 shelf registration statement pertaining to 4.8 million shares of common stock held by various selling shareholders. In November 1996, the SEC declared effective the Company's Form S-1 registration statement which registered 1.7 million shares of common stock and warrants to purchase 1.5 million of such shares. The Company did not offer any shares for sale pursuant to such registration statements.

In October 1996, the Company's shareholders approved an amendment to the Company's certificate of incorporation to increase the number of authorized shares of the Company's common stock from 25 million to 50 million. The purpose of this amendment is to provide a sufficient number of shares for the Company to honor its obligations to issue shares of common stock under various agreements and to be used for corporate purposes in the future. While the Company has no plans to issue shares of common stock other than pursuant to current contractual obligations or in the ordinary course of business, the authorization of additional shares would also give the Company flexibility in future capital raising or acquisition activities.

The Company intends to continue to improve its Mountaineer property in 1997. In March, 1997, the Company purchased 400 new video lottery terminals (VLTs) at a cost of approximately $3.1 million, and returned 200 leased VLTs to the lessor. The net additional 200 VLTs are housed within Mountaineer's existing gaming facilities.

The Company may pursue strategic business acquisitions in 1997 if management believes that a beneficial complement to its existing gaming operations would result. In accordance with this plan, in February 1997, the Company entered into a non-binding letter of intent to lease or purchase real property and equipment currently used in the operation of a harness racetrack in Michigan. The letter of intent contemplated the Company lending $900,000 on a secured, non-recourse basis to the current owner. Because of the seller's delays in providing due diligence materials, however, the Company elected not to proceed with the acquisition plan.

Mountaineer has received approval for financial awards from two West Virginia State agencies. In the fourth quarter of 1996, the West Virginia Racing Commission returned to Mountaineer $201,000 of unclaimed winnings from parimutuel wagers, formerly escheated to the State, for capital improvements to its barn area. In the first half of 1997, Mountaineer will be reimbursed by the West Virginia Division of Tourism for up to $330,000 of advertising expenses to be incurred in 1997 as part of an infomercial advertising campaign.

CASH FLOWS

The Company's continuing operations have produced $326,000 and $553,000 of cash in 1996 and 1995, respectively, and consumed cash of $3.5 million in 1994.

In 1996, the Company issued common stock and warrants valued at $1.4 million in connection with loan transactions entered into by Mountaineer, and issued stock and notes valued at $1.4 million in satisfaction of redeemable common stock obligations and various legal settlements. These stock issuances, combined with $378,000 in stock and options issued for services rendered, provided a source of operating cash in 1996. The Company consumed $2.4 million in cash balances in 1996 to reduce its accounts payable and accrued liability balances from $5.8 million to $2.8 million.

The Company invested $1.8 million in capital improvements in 1996, including $197,000 of capitalized interest costs, following investments of $5.5 million in 1995 and $3.4 million in 1994.

The Company paid cash loan fees totaling $845,000 in connection with various loan arrangements entered into in 1996. The Company secured a series of short-term loans totaling $1.1 million in 1996; the loans have been paid in full. The Company also refinanced its 1994 term loan in 1996, as more fully described in "Liquidity and Sources of Capital," above. Principal payments of long-term debt totaled $10.5 million in the current year, while $16.1 million of long-term debt proceeds were secured in 1996.

At December 31, 1996, the Company's unrestricted cash balances stood at $4.2 million, in addition to $185,000 in cash deposits restricted under various financial instruments.

OUTLOOK

The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results could differ materially.

The Company believes that the major challenges in seeking legislation for and establishing a market for the Company's video lottery operations, from which the Company derives the bulk of its revenues, are behind it. Management expects that gross handle and net win (gross handle less payouts to patrons) from video lottery operations will continue to increase in fiscal year 1997, primarily as a result of the Company's infomercial and other advertising, the increase from 800 to 1,000 VLTs, including the increase from 400 to 800 of those VLTs to Slot Terminals. These increased revenues, in turn, should permit the Company to continue increasing its live racing purses and thus improve the quality of its live racing product and permit the Company to sell its signal for simulcasting by other tracks and off-track betting facilities, which is a source of revenue the Company has never had. Any material unfavorable change in West Virginia video lottery laws or the rates at which such operations are taxed or otherwise assessed, as well as competition in the event Ohio or Pennsylvania determine to permit video lottery or other new forms of gaming, could materially affect the Company's results. By the same token, any favorable changes in the video lottery law or regulations such as coin out, increased betting limits, or progressive jackpots would likely improve the Company's results. There can also be no assurance that the Company will be able to profitably market its racing product for export simulcasting. The Company also plans to continue to diversify Mountaineer's sources of revenue through live concerts, boxing, and other entertainment events.

The Company also hopes to enhance the revenues and profitability of Mountaineer by constructing 100 to 125 additional hotel rooms, a small convention facility and perhaps a bowling alley. Management believes that this additional capacity would permit the Company to increase its weekday business. Many factors, including but not limited to securing financing, attracting additional employees, loan covenants, competition, and general economic conditions affecting the resort business could materially affect Management's decision and/or ability to carry out such expansion.

In addition to plans for enhancing or expanding operations at Mountaineer, the Company is actively seeking other gaming and entertainment opportunities.

Management is particularly interested in projects that would permit the Company to duplicate its Speakeasy Gaming Saloon concept, incorporating either video lottery or other forms of gaming. There are few such opportunities, however, and the Company will be competing with larger, more experienced gaming companies which have more capital for acquisitions. The Company's ability to consummate such acquisitions could also be limited by restrictions contained in the Company's agreements with its lenders.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and accompanying footnotes are set forth on pages F-3 through F-58 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth information regarding the directors and officers of the Company as of March 20, 1997.

Name                         Age   Position                                                        Since
----                         ---   --------                                                        -----
Edson R. Arneault             49   President, Chief Executive Officer and Chairman of the Board     1995

Thomas K. Russell             44   Secretary, Treasurer, Chief Financial Officer,
                                   General Counsel and Director                                     1989

Robert A. Blatt               56   Director                                                         1995

Robert L. Ruben               35   Director                                                         1995

BUSINESS EXPERIENCE

Mr. Arneault has served as the Company's President, Chief Executive Officer and Chairman since April 26, 1995. He is also an officer and director of the Company's subsidiaries, Mountaineer, Golden Palace and ExCal. He has served as a member of the Company's Board since 1992, when he was elected President of ExCal. Mr. Arneault is also president and chief executive officer of Century Energy Management Company, Inc., which he founded in 1987, and general partner or sponsor of numerous partnerships directly or indirectly engaged in the development and production of oil and gas. Mr. Arneault also engages in oil and gas leasing, drilling and operation through Biscayne Petroleum Corporation, which he founded in 1987. Since becoming the President of the Company in 1995, however, Mr. Arneault has devoted full time and attention to the business of the Company. Mr. Arneault is a certified public accountant and served as a tax partner with Seidman and Seidman (now "BDO Seidman"), a public accounting firm in Grand Rapids, Michigan, from 1977 to 1980 and is a member of the Michigan Association of Certified Public Accountants. Mr. Arneault is responsible for the management of daily operations of the Company, including supervision of video lottery gaming, parimutuel racing, financing and development activities. Mr. Arneault also has been the Company's liaison with the West Virginia Lottery Commission and Legislature with respect to Mountaineer Park's video lottery operations.

Thomas K. Russell has served the Company as its Secretary, Treasurer, Chief Financial Officer, General Counsel and a Director since December 1989. Mr. Russell is also an officer and director of Mountaineer and ExCal. Mr. Russell is an attorney with responsibility for the management of compliance, financial reporting and general legal matters of the Company. From 1979 to 1989, he was a practicing attorney in Southern California emphasizing business litigation, medical malpractice and representation of American Indian Tribes in tribal and federal courts and legislative and administrative matters. Since 1975, Mr. Russell has served as an officer or director of various public and private corporations engaged in the oil, mining, hotel, equipment leasing wholesale travel and motion picture businesses. Mr. Russell received his Bachelor of Arts in Marketing from California State University at Fullerton in 1975, and his Juris Doctor from Pepperdine University in 1978. He has been an active member of the State Bar of California since 1979.

Mr. Blatt is the Chief Executive Officer of Island Golf Resorts, L.L.C., Championship Golf Enterprises, L.L.C. and Golf Development Services, Limited of St. John's Antigua, and a member of the board of directors of AFP Imaging Corporation. Since 1979, he had been chairman and majority owner of CRC Group, Inc. and related entities, a developer, owner, and operator of shopping centers and other commercial properties, and since 1985, a member (seat owner) of the New York Stock Exchange, Inc. From 1959 through 1991, Mr. Blatt served as director, officer and principal of numerous public and private enterprises. Mr. Blatt received his Bachelor of Science in Finance from the University of Southern California in 1962 and his Juris Doctor from the University of California at Los Angeles in 1965. He is a member of the State Bar of California (inactive) and a Registered General Principal, NASD and New York Stock Exchange, Inc.

Mr. Ruben is a principal in Freer, McGarry, Bodansky & Rubin, P.C., a Washington, D.C. law firm, where he has practiced since 1991. From 1986 to 1988, Mr. Ruben was associated with the firm of Bishop, Cook, Purcell & Reynolds, which later merged with Winston & Strawn, and from 1989 to 1991 Mr. Ruben was associated with the firm of Wickens, Koches & Brooks. Mr. Ruben is a graduate of the University of Virginia and the Dickinson School of Law and practices principally in the areas of commercial litigation and corporate/securities law. Freer, McGarry, Bodansky & Rubin has served as counsel to the Company since November 1991, and Mr. Ruben has represented Mr. Arneault and various of his affiliates since 1987.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act requires the Company's executive officers and directors and persons who own more than ten percent of the Company's common stock to file reports of ownership of the Company's common stock and any other equity securities of the Company with the Securities and Exchange Commission (SEC) and the NASD. Executive officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon its review of the copies of such forms received by the Company, the Company believes that all of its executive officers, directors and greater than ten percent shareholders complied with all filing requirements applicable to them during 1996.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation awarded, paid to or earned by the most highly compensated executive officers of the Company whose compensation exceeded $100,000 in the fiscal year ended December 31, 1996.

                             SUMMARY COMPENSATION TABLE

                                                                                         Long Term Compensation
                                                                                         ----------------------
                                        Annual Compensation                      Awards                                Payouts
                                        -------------------                      ------                                -------

                                                                 Other        Restricted                                      All
                                                                 Annual        Stock          Options/          LTIP          Other
                                  Salary          Bonus           Comp.        Awards          SARs           Payouts         Comp.
      Name                Year    ($)(1)           ($)           ($)(2)        ($)(3)           (#)             ($)             ($)
      ----                ----    ------           ---           ------        ------           ---             ---             ---
Edson R. Arneault
   President, Chief       1996    230,521         67,500         24,590          2,748        300,000          - - -         - - -
   Executive Officer      1995     68,985         23,000          - - -        144,667        618,415          - - -         - - -
   and Chairman of        1994    188,729          - - -          4,021         46,000          - - -          - - -         - - -
   MTR Gaming Group


Thomas K. Russell
   Secretary, Treasurer,  1996    162,750          - - -          7,496            619        100,000          - - -          - - -
   Chief Financial        1995    105,734          - - -          - - -         41,554        357,316          - - -          - - -
   Officer, General       1994    134,075          - - -          2,789          - - -          - - -          - - -          - - -
   Counsel and Director
   of MTR Gaming Group

-------------------------
 (1) Mr. Arneault's salary was $213,652 in 1995, of which $144,667 was paid in the form of a stock award on February 9, 1996. Mr. Russell's salary was $147,288 in 1995, of which $41,554 was paid in the form of a stock award on February 9, 1996. During 1996, said amounts, together with interest at the rate of 10% per annum, were converted to shares of the Company's common stock at the market value of the shares on February 9, 1996, the effective date of the conversion.
 (2) Includes accrued 1996 vacation compensation of $13,618 and 1996 per diem allowances of $10,972 paid to Mr. Arneault, and accrued 1996 vacation compensation of $7,496 paid to Mr. Russell.
 (3) 1996 payments to Messrs. Arneault and Russell include interest paid on accrued 1995 salaries; 1995 payments to Messrs. Arneault and Russell represent the value of common stock paid to them in lieu of accrued 1995 salaries.

The following table contains information concerning the grant of stock options during fiscal year 1996 to the Company's executive officers named in the Summary Compensation Table.

                                  OPTION/SAR GRANTS IN 1996

                                                                                                         Potential Realized
                                                                                                          Value at Assumed
                                          Number of     % of Total                                      Annual Rates of Stock
                                          Securities      Options                                        Price Appreciation
                                          Underlying     Granted to       Exercise or                    for Option Term (2)
                                           Options      Employees in      Base Price   Expiration        --------------------
Name                                   Granted (#)(1)    Fiscal Year       ($/Sh)        Date            5%($)         10%($)
----                                   --------------    -----------       ------        ----            -----         ------
Edson R. Arneault                          300,000            60%          .5625      Jan. 2001         46,622        103,024
Thomas K. Russell                          100,000            20%          .5625      Jan. 2001         15,541         34,341

--------------------------

(1) In January 1996, the Board of Directors granted incentive stock options to certain executive officers, key personnel and employees to purchase, in the aggregate, 500,000 shares of the Company's common stock for a price of $.5625 per share, the market price of the stock on the date of grant. Such incentive stock options were approved by the shareholders in October 1996.

(2) In accordance with the rules of the Securities and Exchange Commission, "Potential Realizable Value" has been calculated assuming an aggregate five year appreciation of the fair market value of the Company's common stock on the date of the grant, or $.5625 per share, at annual compounded rates of 5% and 10%, respectively.

The following table sets forth information regarding the number and value of options held by each of the Company's executive officers named in the Summary Compensation Table during fiscal 1996. None of the named executive officers exercised any stock options during fiscal 1996.

                               FISCAL YEAR-END OPTION/SAR VALUES

                                                          Number of
                                                          Securities           Value of
                                                          Underlying           Unexercised
                                                          Unexercised          In-the-Money
                                                          Options/SARs         Options/SARs
                                                          at FY-End (#)        at FY-End ($)(1)

                         Shares Acquired  Value Realized  Exercisable/          Exercisable/
Name                     on Exercise (#)      ($)         Unexercisable         Unexercisable
----                     ---------------  --------------  -------------         -------------
Edson R. Arneault               0               0         1,059,749 / 0            270,247

Thomas K. Russell               0               0           536,816 / 0            103,203
__________________________
(1)  Based on the market price of the Company's common stock at $1.281 on March 20, 1996, as reported by NASDAQ.

EMPLOYMENT AGREEMENTS

Messrs. Arneault and Russell each has an employment agreement with the Company. Each agreement provides for a three year term of employment with an automatic renewal of the three-year term on each anniversary date unless either party provides written notice of cancellation of the renewal. On January 23, 1996, the Board of Directors elected to provide such notification and, as a result, the agreements will terminate on May 9, 1998.

Each employment agreement provides that the employee will receive a base salary with annual cost of living adjustments, increases contingent on certain events and bonuses at the discretion of the Board of Directors. As of December 31, 1996, Mr. Arneault's base salary is $240,345 and Mr. Russell's base salary is $165,375.

Each agreement provides that if the employee's period of employment is terminated by reason of death or physical or mental incapacity, the Company will continue to pay the employee or his estate the compensation otherwise payable to the employee for a period of two years. If the employee's period of employment is terminated for a reason other than death or physical or mental incapacity or for cause, the Company will continue to pay the employee the compensation that otherwise would have been due to him for the remaining period of employment. If the employee's period of employment is terminated for cause, the Company will have no further obligation to pay the employee, other than compensation unpaid at the date of termination. The term "cause" is defined by the agreement as (i) conviction of a felony, (ii) embezzlement or misappropriation of funds or property of the Company or its affiliates, or (iii) refusal to substantially perform, or willful misconduct in the performance of, his duties and obligations under the agreement.

In the event that the termination of the employee's period of employment occurs after there has been a change of control of the Company and (i) the termination is not for cause or by reason of the death or physical or mental disability of the employee or (ii) the employee terminates his employment for good reason, then the employee will have the right to receive within thirty days of the termination, a sum that is three times his annual base salary, but not to exceed the amount deductible by the Company under the Internal Revenue Code of 1986. The term "change of control" means (i) any change of control of the Company that would be required to be reported on Schedule 14A under the Exchange Act, (ii) any person becoming the direct or indirect beneficial owner or 20% or more of the Company's outstanding voting securities, other than a person who was an officer or director of the Company on the date of the agreement or (iii) the circumstance in which the present directors do not constitute a majority of the Board. The term "good reason" means (i) the assignment to the employee of any duties that in the employee's judgment are inconsistent, or constitute a diminution of the employee's position, authority, duties or responsibilities,
(ii) the employee's involuntary relocation or (iii) the Company's failure to comply with the compensation provisions of the agreement.

Each employment agreement provides that, during the term of the agreement, the employee will not directly or indirectly compete with the business, or any contemplated business of the Company at any location within ninety miles of any locations at which the Company does business or at which the employee knows the Company contemplates doing business.

The Company expects to enter a new three year employment agreement with Mr. Arneault at an annual base salary of $315,000 to reflect Mr. Arneault's responsibilities as president and chairman of the Company.

COMPENSATION OF DIRECTORS

Mr. Ruben and Mr. Blatt are entitled to receive a fee of $2,500 for each quarterly Board meeting that they attend and are also entitled to be reimbursed for out-of-pocket expenses incurred in attending Board meetings. Mr. Blatt is also entitled to a fee of $3,000 per month for services as Chairman of the Finance Committee. Directors who are employees of the Company do not receive compensation for attendance at Board meetings, but are entitled to reimbursement for expenses they incur in attending such meetings.

On January 23, 1996, Messrs. Blatt and Ruben were granted non-qualified options to purchase 50,000 and 75,000 shares of the Company's common stock, respectively, at the fair market value on the date of grant of $0.5625 per share. On October 2, 1996, Messrs. Blatt and Ruben were each granted non-qualified options to purchase 75,000 shares of the Company's common stock at the fair market value on the date of grant of $1.06 per share. The options are exercisable at any time and from time to time in whole or in part for a period of five years from the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

On November 8, 1995, the Board voted to form an executive compensation committee consisting of Mr. Mr. Blatt and Mr. Ruben, the Company's two non-employee directors (the "Committee). The Committee is authorized to review all compensation matters involving directors and executive officers and Committee approval is required for any compensation to be paid to executive officers or directors who are employees of the Company.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 20, 1997, the ownership of the Company's common stock by persons owning more than 5% of such stock, and the ownership of such stock by the executive officers named in the Summary Compensation Table and the directors, individually, and the officers and directors as a group. As of March 20, 1997, there were 19,765,291 shares of common stock outstanding. For purposes of this section, only voting shares to which interest holders are entitled to receive within 60 days of March 20, 1997 are included in the number of shares outstanding. All such shares were owned both beneficially and of record, except as otherwise noted.

                                       Amount and Nature of        Percentage
Name and Address                       Beneficial Ownership        % of Class
----------------                       --------------------        ----------
Edson R. Arneault                        2,685,067     (2)           12.89%
  MTR Gaming Group, Inc.
  State Route 2 South
  P.O. Box 356
  Chester, WV  26034
Madeleine, L.L.C.                        2,298,124     (1)           10.60%
  450 Park Avenue
  New York, NY  10022
Donald Saunders                          1,677,685     (3)            8.23%
  900 East Desert Inn Road
  Suite 521
  Las Vegas, NV 89109
Bennett Management and
  Development Corp.                      1,530,000     (4)            7.74%
  2 Clinton Square
  Syracuse, NY 13202
Thomas K. Russell                          640,626     (5)            3.16%
  1461 Glenneyre Street
  Suite E
  Laguna Beach, CA 92651
Robert A. Blatt                            466,684     (6)            2.35%
  The CRC Group
  Larchmont Plaza
  1890 Palmer Avenue
  Suite 303
  Larchmont, NY 10538
Robert L. Ruben                            188,228     (7)            0.95%
  Freer, McGarry, Bodansky & Rubin
  1000 Thomas Jefferson St., NW
  Suite 600
  Washington, DC 20007

All officers and directors as a Group (4 persons)      3,980,605         (8)
18.40%
--------------------------
 (1) Includes 381,527 common shares owned by Madeleine and 1,916,597 common shares issuable upon the exercise of warrants which are currently exercisable. By agreement with the Company, however, Madeleine may not exercise its warrants to the extent such exercise would result in Madeleine owning greater than 5% of the then issued and outstanding shares of the Company without the prior approval of the West Virginia Lottery Commission.

(2) Includes 1,625,318 common shares owned by Mr. Arneault and his affiliates and 1,059,749 common shares issuable upon the exercise of options which are currently exercisable.

(3) Includes 1,051,816 common shares owned by Mr. Saunders and his affiliates and 625,869 common shares issuable upon the exercise of options which are currently exercisable.

(4) Includes 1,530,000 common shares owned by Bennett, of which voting rights to 780,000 shares have been assigned to the Board of Directors of the Company to satisfy licensing requirements of the West Virginia Lottery Commission.

(5) Includes 103,810 common shares owned by Mr. Russell and 536,816 common shares issuable upon the exercise of options which are currently exercisable.

(6) Includes 341,684 common shares owned by Mr. Blatt and 125,000 common shares issuable upon the exercise of options which are currently exercisable.

(7) Includes 38,228 common shares owned by Mr. Ruben and 150,000 common shares issuable upon the exercise of options which are currently exercisable.

(8)  Includes Messrs. Arneault, Russell, Blatt and Ruben.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All the Company's oil and gas leases were acquired by its subsidiary, ExCal, in January 1992 from Biscayne Petroleum Corporation, of which Edson R. Arneault was president. At the time of this acquisition, Mr. Arneault was not affiliated with the Company. As a result of this transaction, Mr. Arneault became ExCal's president. The acquisition of such leases was part of a larger transaction involving (i) the acquisition by ExCal of 77 operating wells formerly owned by limited partnerships (the "Partnerships") controlled by Mr. Arneault, (ii) the acquisition of all the stock of Crystal Exploration Company, Inc. from Century Energy Management Company, Inc., an affiliate of Mr. Arneault, and (iii) the employment of Mr. Arneault by ExCal for a period of three years at a salary of $120,000 per year and participation in other board approved compensation plans.

Such leases were acquired in exchange for $100,000 cash, a $790,000 non-interest bearing note (of which $100,000 was paid on December 31, 1992, the balance being due during 1993) and 50,000 shares of the Company's Common Stock. The Company and the Partnerships entered into modifications of their original agreement dated March 25 and November 17, 1993, March 30, August 10 and September 30, 1994, and March 30, and October 1, 1995. Under the terms of the March 25, 1993 modification of the note, the balance remaining to be paid by the Company to the Partnerships was $590,000. Pursuant to the modification, the Company paid $100,000 cash and issued 98,333 shares of its Common Stock to the Partnerships, which, based on the then current market value of the Common Stock, satisfied the Company's obligation thereunder. The shares issued to the Partnerships, together with 5,000 additional shares issued in consideration of the Partnerships' agreement to extend the date for registration from September 15, 1994 to October 15, 1994, were to be registered for public sale under the Securities Act. Because the registration statement covering the Partnerships' shares did not become effective before March 31, 1995, the March 30, 1995 modification of the agreement reinstated the note with a principal amount of $590,000 and increased the interest rate on the note to 10%, (ii) reduced the balance to $467,084 by crediting the note with the average share price of the Company's Common Stock for the first 14 days that the shares were eligible for sale under Rule 144, and (iii) amended the payment schedule to provide for payments of interest only from May 1, 1995 through October 1, 1995 and twelve payments of principal and interest from November 1, 1995 through October 1, 1996 calculated on a 36 month amortization schedule with a balloon payment of the unpaid balance on October 1, 1996. Pursuant to the October 1, 1995 modification, the outstanding balance of the note was retired through the issuance of 373,600 shares of the Company's Common Stock.

On December 16, 1994, ExCal entered into an agreement to sell its Ohio oil and gas leases pursuant to the Company's March 1993 plan of orderly liquidation to Development & Acquisition Ventures in Energy, Inc. ("DEVAQ"), a corporation that is controlled by David T. Arneault, the brother of Edson R. Arneault. The buyer agreed to pay ExCal a total of $450,000 in the form of (i) a promissory note in the amount of $300,000 bearing interest at 8% per annum and payable in monthly installments of $10,000 beginning six months after the sale and (ii) $150,000 payable from the portion of the monthly net revenues of the wells in excess of $10,000. In addition, if the leases are sold, ExCal is to receive any unpaid balance of the $150,000 plus 50% of the payments received from the sale. The bid submitted by DEVAQ was the highest of four independent bids received by the Company. Through December 31, 1996 DEVAQ was current in its payments under the notes, although the Company has made provisions from time to time for Edson R. Arneault to make certain principal and interest payments on behalf of DEVAQ.

During 1994 and 1995, various corporate affiliates of Mr. Arneault advanced an aggregate sum of approximately $100,000 to ExCal primarily to cover overhead expenses in connection with the maintenance of leases and other costs associated with the Company's existing oil and gas interests in Michigan and the Company's former interests in Ohio. In February 1996, such accrued amount, along with accrued interest at the rate of l0% per annum, was converted into a demand promissory note in the principal amount of $100,218 payable to Mr. Arneault at the rate of 10% per annum.

To assist Fleur-David Corporation, the Company's joint venture partner in rework activities related to the Company's plan of orderly liquidation of its oil and gas interests in Michigan, Mr. Arneault purchased 25,000 shares of the Company's Common Stock held by Fleur-David in July 1995 in a private transaction.

During 1995 and 1996, Thomas K. Russell and Mark C. Russell, his brother, each purchased a working interest in the Marathon-Otter Lake oil and gas reserves in Michigan, owned in part by the joint venture between the Company and Fleur-David for an aggregate amount of approximately $60,000. The subject working interests and others were offered by Fleur-David to raise capital to finance further rework and remediation activities at the property.

Mr. Robert Ruben, a member of the Company's Board, is a principal in the law firm of Freer, McGarry, Bodansky & Rubin, P.C., which has performed legal services for the Company since 1991. During the fiscal year ended December 31, 1996, the Company paid Freer, McGarry, Bodansky & Rubin the sum of $334,340 for legal services and cost relating thereto. The Company and Freer, McGarry, Bodansky & Rubin anticipate that the law firm will perform legal services for the Company in the future.

The Company has a note receivable for $240,000 from a stockholder of the Company as of December 31, 1996, 1995 and 1994, as well as additional non-interest bearing advances of $62,000 made in 1994, which were subsequently converted into an additional note. The $240,000 note receivable bears interest at 8% per annum, is due on demand, and is unsecured. No demand has been made by the Company's management through December 31, 1996, as management believes recovery is doubtful.

In March 1994, the Company lent $50,000 to a non-affiliated company for a term of seven days in exchange for a promissory note bearing interest at 8% per annum. During 1995, the Company recorded a provision for loss in the amount of $50,000. In April 1996, the Company and the recipient renegotiated and canceled the original note, and executed a replacement confessed judgment promissory note in the principal amount of $58,333 at 8% per annum, all due and payable August 4, 1996. On March 13, 1997, the Company obtained a default judgment against MPTV in the amount of $64,737.47, including principal, accrued interest and legal costs. Post-judgment interest will accrue at 10% per annum. The Company intends to pursue all available legal remedies to enforce the judgment, however, there are no assurances that MPTV has adequate assets to satisfy the judgment.

During 1995, the Company incurred salaries to key management, which remained unpaid; at December 31, 1995, such amounts accrued were approximately $204,000. In February 1996, management agreed to accept an aggregate of 466,676 shares of the Company's Common Stock in satisfaction of the amounts due them. At the time of issuance, such shares had an approximate value of $177,000, thus no additional compensation expense was recorded as a result of this issuance of Common Stock.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.  Financial Statements (Included in Part II of this Report):

      Independent Auditors' Report (F-2)

      Consolidated Balance Sheets as of December 31, 1996 and 1995 (F-3)

      Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1996 (F-5)

      Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 1996 (F-6)

      Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1996 (F-10)

      Notes to Consolidated Financial Statements (F-12)

(a)   2.  Financial Statement Schedules (Included in Part IV of this Report):

      Schedule II - Valuation Allowances for the years ended December 31, 1996, 1995 and 1994

      Schedules I, III, IV, VII, IX, XI, XII, XIII and XIV are not applicable and have therefore been omitted.

(a)   3.  Exhibits:

3.1   Articles of Incorporation, as amended (1)

3.2 Certificate of Amendment of Restated Aticles of Incorporation, filed as of October 18, 1996, increasing authorized number of common shares to 50 million (6)

3.3   By-Laws of the Company (1)

4.1 Warrant Certificate No. 1., dated July 2, 1996, issued to Madeleine L.L.C. to purchase 891,250 shares of common stock of Winners Entertainment, Inc. at $1.06 per share for five years commencing July 2, 1996 (3)

4.2 Warrant Certificate No. 2., dated July 2, 1996, issued to Madeleine L.L.C. to purchase 250,000 shares of common stock of Winners Entertainment, Inc. at $1.06 per share for five years commencing July 2, 1996 (3)

4.3 Warrant Certificate No. 3., dated July 2, 1996, issued to Bridge Capital, L.L.C. to purchase 25,000 shares of common stock of Winners
      Entertainment, Inc. at $.80 per share for five years commencing July 2, 1996 (3)

4.4 Warrant Certificate No. 4., dated July 2, 1996, issued to Brownstone Holdings, L.L.C. to purchase 25,000 shares of common stock of Winners Entertainment, Inc. at $.80 per share for five years commencing July 2, 1996 (3)

4.5 Warrant Certificate No. 5., dated July 2, 1996, issued to Madeleine L.L.C. to purchase 350,000 shares of common stock of Winners Entertainment, Inc. at $1.06 per share for five years commencing July 2, 1996 (3)

10.1 Notice of Termination, dated May 9, 1996, of Consulting Agreement, dated July 1, 1995, between Mountaineer Park, Inc. and American Newco, Inc. and Management Agreement, dated June 2, 1994, between Winners Entertainment, Inc. and American Gaming & Entertainment, Inc. (2)

10.2 Substitute and Replacement Confessed Judgment Promissory Note, dated April 4, 1996, by MPTV, Inc. to Winners Entertainment, Inc. (2)

10.3  Letter Agreement, dated March 25, 1996, between the Winners
      Entertainment, Inc. and Edson R. Arneault (2)

10.4 Letter Agreement, dated March 25, 1996, between Winners Entertainment, Inc. and Thomas K. Russell (2)

10.5 Promissory Note, dated June 1, 1996, made by Mountaineer Park, Inc. in the principal amount of $250,000 in favor of AstraFund, Ltd. (3)

10.6 Note Secured by Real Estate Mortgage, dated June 6, 1996, made by Mountaineer Park, Inc. in the principal amount of $250,000 in favor of Bridge Capital, L.L.C. (3)

10.7 Agreement of Unconditional Guaranty, dated June 6, 1996, between Mountaineer Park, Inc. and Bridge Capital, L.L.C. (3)

10.8 Credit Line Deed of Trust, dated June 6, 1996, between Mountaineer Park, Inc. and Penny Loucas, Trustee (3)

10.9 Term Loan Agreement, dated July 2, 1996, between Mountaineer Park, Inc., Winners Entertainment, Inc. and Madeleine L.L.C. (3)

10.10 First Amendment to Term Loan Agreement, dated July 2, 1996, between Mountaineer Park, Inc., Winners Entertainment, Inc. and Madeleine L.L.C.
      (3)

10.11 Promissory Note, dated July 2, 1996, made by Mountaineer Park, Inc. in the principal amount of $5 million in favor of Madeleine L.L.C. (3)

10.12 Security Agreement, dated July 2, 1996, between Mountaineer Park, Inc. and Madeleine L.L.C. (3)

10.13 Deed of Trust, Leasehold Deed of Trust, Security Agreement, Assignment, Fixture Filing and Financing Statement, dated July 2, 1996, between Mountaineer Park, Inc., Deborah A. Sink and Carl D. Andrews, Trustees, and Madeleine L.L.C. (3)

10.14 Stock Transfer Agreement, dated July 2, 1996, between Winners Entertainment, Inc. and Madeleine L.L.C. (3)

10.15 Registration Rights Agreement, dated July 2, 1996, between Winners Entertainment, Inc. and Madeleine L.L.C. (3)

10.16 Financing Commitment, dated July 2, 1996, to Mountaineer Park, Inc. and Winners Entertainment, Inc. from Madeleine L.L.C. (3)

10.17 Agreement, dated May 10, 1996, between Winners Entertainment, Inc. and Darelynn Lehto (3)

10.18 Settlement Agreement, dated April 2, 1996, between Winners Entertainment, Inc. and Dorothy van Haaften (3)

10.19 Amendment, dated June 18, 1996, of Settlement Agreement, dated April 2, 1996, between Winners Entertainment, Inc. and Dorothy van Haaften (3)

10.20 Amendment of Construction Loan Agreement, dated September 19, 1996, between Mountaineer Park, Inc. and Richard C. Breeden, solely in his capacity as Trustee of the Estate of Bennett Management & Development Corp. and Bennett Funding Group, Inc. (5)

10.21 Amended and Restated Mutual Release Agreement, dated September 19, 1996, between Mountaineer Park, Inc. and Richard C. Breeden, solely in his capacity as Trustee of the Estate of Bennett Management & Development Corp. and Bennett Funding Group, Inc. (5)

10.22 Acknowledgment, dated September 19, 1996, by American Gaming & Entertainment, Ltd. and Gamma of West Virginia, Inc. that Settlement Agreement, dated June 30, 1995, between Winners Entertainment, Inc., Mountaineer Park, Inc., American Gaming & Entertainment, Ltd. and Gamma of West Virginia, Inc. is in full force and effect (5)

10.23 Settlement Agreement, dated June 30, 1996, between Winners Entertainment, Inc., Mountaineer Park, Inc., American Gaming & Entertainment, Ltd. and Gamma of West Virginia, Inc. (5)

10.24 Order of the United States Bankruptcy Court, Northern District of New York, dated October 22, 1996, approving Amendment of Construction Loan Agreement, dated September 19, 1996, between Mountaineer Park, Inc. and Richard C. Breeden, solely in his capacity as Trustee of the Estate of Bennett Management & Development Corp. and Bennett Funding Group, Inc.
      (6)

10.25 Revision of Settlement Agreement, dated September 4, 1996, revising Settlement Agreement, dated July 13, 1994, between Winners Entertainment, Inc. and Crystal Asset Management Group, Ltd. (4)

10.26 Settlement Agreement Amendment, dated October 4, 1996, amending Settlement Agreement, dated April 26, 1995, between Winners
      Entertainment, Inc., and subsidiaries, and Michael R. Dunn (4)

10.27 Amendment of Settlement Agreement, dated November 1, 1996, amending Settlement Agreement, dated June 30, 1995, between Winners Entertainment, Inc. and Glenn Hall (4)

10.28 Settlement Agreement, dated June 30, 1995, between Winners Entertainment, Inc. and Michael Mapes (4)

10.29 Promissory Note, dated July 1, 1996, made by Winners Entertainment, Inc. in the principal amount of $235,125 in favor of Glenn Hall (4)

10.30 Promissory Note, dated July 1, 1996, made by Winners Entertainment, Inc. in the princiapl amount of $180,000 in favor of Michael Mapes (4)

10.31 Amended and Restated Term Loan Agreement, dated July 2, 1996, amended and restated December 10, 1996, between Mountaineer Park, Inc., MTR Gaming Group, Inc. and Madeleine L.L.C. (7)

10.32 Amended and Restated General Security Agreement, dated July 2, 1996, amended and restated December 10, 1996, between Mountaineer Park, Inc. and Madeleine L.L.C. (7)

10.33 Credit Line Deed of Trust, Leasehold Deed of Trust, Security Agreement, Assignment, Fixture Filing and Financing Statement, dated December 10, 1996, between Mountaineer Park, Inc. as grantor, Deborah A. Sink and Carl
      D. Andrews as trustees, and Madeleine L.L.C. as the secured party (7)

10.34 Promissory Note, dated December 10, 1996, made by Mountaineer Park, Inc. in the principal amount of $16.1 million in favor of Madeleine L.L.C. (7)

10.35 Amendment No. 1, dated December 10, between MTR Gaming Group, Inc. and Madeleine L.L.C. to Registration Rights Agreement, dated July 2, 1996, between Winners Entertainment, Inc. and Madeleine L.L.C. (7)

10.36 Settlement Agreement, dated December 19, 1996, between the Company, Mountaineer Park, Inc., Dennis Ryll and Diane Ryll

10.37 Settlement Agreement, dated January 3, 1997, between the Company, Mountaineer Park, Inc. and John Burkhart

10.38 Settlement Agreement, dated January 3, 1997, between the Company, Mountaineer Park, Inc. and CTR Resourses, Inc.

10.39 Settlement Agreement, dated January 3, 1997, between the Company, Mountaineer Park, Inc. and C. Richard Petticrew

21    List of subsidiaries of MTR Gaming Group, Inc.

23    Consent of Corbin & Wertz

27    Financial Data Schedule

------------------------
(1) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994
(2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 1996
(3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1996
(4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 1996, filed November 14, 1996
(5) Incorporated by reference from the Company's Current Report on Form 8-K, dated September 19, 1996, filed September 27, 1996
(6) Incorporated by reference from the Company's Current Report on Form 8-K, dated October 18, 1996, filed November 1, 1996
(7) Incorporated by reference from the Company's Current Report on Form 8-K, dated December 26, 1996, filed January 7, 1997


(b)  Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the fourth quarter of 1996 and thereafter:

On November 1, 1996, the Company filed a Current Report on Form 8-K, dated October 18, 1996, reporting under Item 5 (i) the approval by the United States Bankruptcy Court for the Northern District of New York of an Amendment of Construction Loan Agreement, dated September 19, 1996, between Mountaineer and Richard C. Breeden, acting solely in his capacity as trustee of Bennett Management & Development Corporation, and (ii) a Certificate of Amendment of Restated Certificate of Incorporation, filed with the State of Delaware on October 18, 1996, changing the Company's name to "MTR Gaming Group, Inc." and increasing the authorized number of common shares of the Company from 25 million to 50 million.

On January 7, 1997, the Company filed a Current Report on Form 8-K, dated December 26, 1996, reporting under Item 5 (i) the prepayment in full by the Company of the $8,711,273.16 balance of a construction loan made by Bennett Management & Development Corporation, and (ii) the terms of an Amended and Restated Term Loan Agreement and Amended and Restated General Security Agreement in connection with an $11.1 million term loan and a $5,376,500 revolving line of credit from Madeleine LLC.

On February 10, 1997, the Company filed a Current Report on Form 8-K, dated February 5, 1997, reporting under Item 5 a non-binding letter of intent whereby the Company proposes to lease, operate and possibly purchase the Muskegon Race Course, a harness racetrack in Muskegon, Michigan.

On March 21, 1997, the Company filed a Current Report on Form 8-K, dated March 1, 1997, reporting under Item 5 (i) an increase in the number of video lottery terminals at Mountaineer to 1,000, (ii) video lottery net win at Mountaineer for the months on January and February 1997, and (iii) the relocation of the Company's headquarters from California to West Virginia.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             MTR GAMING GROUP, INC.



                                             By:  /s/ EDSON R. ARNEAULT
                                                  ----------------------------
                                                  Edson R. Arneault, President
                                                  and Chief Executive Officer
Date:     April 10, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature                                    Capacity
---------                                    --------


/S/ EDSON R. ARNEAULT                        Chairman and Director
-------------------------------------
Edson R. Arneault


/S/ THOMAS K. RUSSELL                        Chief Financial Officer and
-------------------------------------        Director
Thomas K. Russell



/S/ ROBERT A. BLATT                          Director
-------------------------------------
Robert A. Blatt



/S/ ROBERT L. RUBEN                          Director
--------------------------------------
Robert L. Ruben

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . .F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 1996
 and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-3

Consolidated Statements of Operations for each of
 the years in the three-year period ended December 31, 1996. . . . . . . . .F-5

Consolidated Statements of Shareholders' Equity
 for each of the years in the three-year period
 ended December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . .F-6

Consolidated Statements of Cash Flows for each
 of the years in the three-year period ended
 December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-10

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . F-12

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
MTR Gaming Group, Inc.


We have audited the accompanying consolidated balance sheets of MTR Gaming Group, Inc. and its subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTR Gaming Group, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                  CORBIN & WERTZ


Irvine, California
March 24, 1997

                             MTR GAMING GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                        As of December 31, 1996 and 1995




ASSETS                                                           1996                 1995
                                                             ------------        -------------
Current assets:
  Cash and cash equivalents                                 $  4,226,000        $     807,000
  Restricted cash                                                185,000              426,000
  Accounts receivable, net of allowance
   for doubtful accounts of $140,000 and
   $70,000 in 1996 and 1995, respectively                        302,000              236,000
  Deferred financing costs                                     1,066,000              388,000
  Deferred income taxes                                          760,000                    -
  Other current assets                                           477,000              115,000
                                                             -----------         ------------

     Total current assets                                      7,016,000            1,972,000
                                                             -----------         ------------

Property and equipment, net                                   18,453,000           18,100,000
                                                             -----------         ------------

Net assets of discontinued oil and gas
 gas activities                                                2,616,000            2,616,000
                                                             -----------         ------------

Other assets:
  Excess of cost of investments over net
   assets acquired, net of accumulated
   amortization of $1,022,000 and $770,000
   in 1996 and 1995, respectively                              2,752,000            3,004,000
  Deposits and other                                              41,000               55,000
                                                             -----------         ------------

                                                               2,793,000            3,059,000
                                                             -----------         ------------

                                                            $ 30,878,000        $  25,747,000
                                                             -----------         ------------
                                                             -----------         ------------






Continued

                             MTR GAMING GROUP, INC.

                        As of December 31, 1996 and 1995



LIABILITIES AND SHAREHOLDERS' EQUITY                             1996                 1995
                                                             ------------        -------------
Current liabilities:
  Accounts payable                                          $    909,000        $   3,474,000
  Accrued liabilities                                          1,891,000            2,291,000
  Current portion of long-term debt                              186,000            2,536,000
  Current portion of redeemable common
   stock                                                               -              991,000
  Deferred income taxes                                          133,000              133,000
                                                             -----------         ------------
     Total current liabilities                                 3,119,000            9,425,000

Accrued liabilities                                                    -              456,000

Long-term debt, less current portion                          16,230,000            8,071,000

Deferred income taxes, less current portion                    1,263,000            1,396,000


Redeemable common stock, 367,937 shares
 issued and outstanding at December 31,
 1995, net of current portion                                          -              415,000
                                                             -----------         ------------

     Total liabilities                                        20,612,000           19,763,000
                                                             -----------         ------------

Commitments and contingencies

Shareholders' equity:
  Common stock, par value $.00001,
   50,000,000 shares authorized; 19,126,043
   and 17,022,645 issued and outstanding
   at December 31, 1996 and 1995, respectively                     2,000                2,000
  Common Stock subscribed, 525,848
   shares at December 31, 1996                                         -                    -
  Paid-in capital                                             35,173,000           32,115,000
  Receivable from exercise of stock options                            -              (69,000)
  Accumulated deficit                                        (24,909,000)         (26,064,000)
                                                             -----------         ------------

     Total shareholders' equity                               10,266,000            5,984,000
                                                             -----------         ------------

                                                            $ 30,878,000        $  25,747,000
                                                             -----------         ------------
                                                             -----------         ------------






           See accompanying notes to consolidated financial statements

                             MTR GAMING GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

     For Each Of The Years In The Three-Year Period Ended December 31, 1996


                                                        1996                1995                1994
                                                   -------------       -------------       -------------
Revenues:
  Video lottery terminals                         $  30,700,000       $  16,479,000       $   7,481,000
  Parimutuel commissions                              4,299,000           4,263,000           3,768,000
  Lodging, food and beverage                          3,945,000           3,046,000           2,276,000
  Other                                               1,260,000           1,139,000           1,131,000
                                                   ------------        ------------        ------------
     Total revenues                                  40,204,000          24,927,000          14,656,000
                                                   ------------        ------------        ------------

Costs of revenues:
  Cost of video lottery terminals                    19,865,000          12,256,000           5,709,000
  Cost of parimutuel commissions                      5,257,000           5,064,000           4,563,000
  Cost of lodging, food and beverage                  3,543,000           3,285,000           2,337,000
  Cost of other                                       1,092,000           1,195,000             798,000
                                                   ------------        ------------        ------------
     Total cost of revenues                          29,757,000          21,800,000          13,407,000
                                                   ------------        ------------        ------------

Gross profit                                         10,447,000           3,127,000           1,249,000
                                                   ------------        ------------        ------------

Selling, general and administrative
 expenses:
  Marketing and promotions                            1,718,000           1,144,000           1,016,000
  General and administrative                          4,092,000           5,420,000           5,652,000
  Depreciation and amortization                       1,667,000           1,504,000             910,000
                                                   ------------        ------------        ------------
     Total selling, general and
      administrative expenses                         7,477,000           8,068,000           7,578,000
                                                   ------------        ------------        ------------

Operating income (loss)                               2,970,000          (4,941,000)         (6,329,000)

Interest income                                          54,000              52,000              26,000
Interest expense                                     (3,460,000)           (557,000)           (729,000)
Non-recurring income                                    705,000                   -                   -
                                                   ------------        ------------        ------------

Income (loss) before income taxes                       269,000          (5,446,000)         (7,032,000)

Benefit for income taxes                                886,000             133,000             130,000
                                                   ------------        ------------        ------------

Income (loss) from continuing
 operations                                           1,155,000          (5,313,000)         (6,902,000)


Discontinued operations:
  Loss on disposal of oil and gas
   operations                                                 -                   -            (640,000)
                                                   ------------        ------------        ------------

Net income (loss)                                 $   1,155,000       $  (5,313,000)      $  (7,542,000)
                                                   ------------        ------------        ------------
                                                   ------------        ------------        ------------
Income (loss) per share:
  Income (loss) from continuing operations        $        0.06       $       (0.33)      $       (0.48)
  Discontinued operations                                     -                   -               (0.04)
                                                   ------------        ------------        ------------

Net income (loss) per share                       $        0.06       $       (0.33)      $       (0.52)
                                                   ------------        ------------        ------------
                                                   ------------        ------------        ------------
Weighted average number of shares
 outstanding                                         19,242,458          16,226,743          14,523,377
                                                   ------------        ------------        ------------
                                                   ------------        ------------        ------------





           See accompanying notes to consolidated financial statements

                             MTR GAMING GROUP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

     For Each Of The Years In The Three-Year Period Ended December 31, 1996

                                                                                            Receivable
                                                                                               From
                                                Common Stock       Shares of   Additional    Exercise
                                            -------------------  Common Stock    Paid-in     of Stock    Accumulated
                                             Shares      Amount   Subscribed     Capital      Options      Deficit         Total
                                             ------      ------  ------------  ----------   ----------   -----------       -----
Balances, January 1, 1994                  13,591,497   $ 1,000          -    $ 26,305,000   $      -   $(13,209,000)  $ 13,097,000

Shares received in connection with
 settlement with LVEN                        (250,000)        -          -        (750,000)         -              -       (750,000)

Shares issued for cash, net of
 commissions                                  786,199         -          -       2,193,000          -              -      2,193,000

Shares issued from exercise of stock
 options                                       50,000         -          -         200,000          -              -        200,000

Shares issued for services rendered
 and interest                                 147,500         -          -         210,000          -              -        210,000

Shares issued in connection with
 financing arrangement                        285,000         -          -       1,710,000          -              -      1,710,000

Shares issued for accounts payable             10,681         -          -          40,000          -              -         40,000

Compensation for stock options issued
 below fair value                                   -         -          -         600,000          -              -        600,000

Net loss                                            -         -          -               -          -     (7,542,000)    (7,542,000)
                                           ----------   -------  ---------    ------------   --------   ------------   ------------

Balances, December 31, 1994                14,620,877     1,000          -      30,508,000          -    (20,751,000)     9,758,000





Continued

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996

                                                                                            Receivable
                                                                                               From
                                                Common Stock       Shares of   Additional    Exercise
                                            -------------------  Common Stock    Paid-in     of Stock    Accumulated
                                             Shares      Amount   Subscribed     Capital      Options      Deficit         Total
                                             ------      ------  ------------  ----------   ----------   -----------       -----
Shares issued from exercise of stock
 options                                      286,667         -          -         109,000   (69,000)              -         40,000

Shares issued for services rendered
 and interest                                  77,332         -          -          42,000          -              -         42,000

Shares issued in connection with
 financing arrangement                        225,000     1,000          -       1,349,000          -              -      1,350,000

Cancellation of price guarantee in
 connection with financing arrangement              -         -          -      (3,060,000)         -              -     (3,060,000)

Shares issued to replace price guarantee
 in connection with financing arrangement   1,020,000         -          -       1,530,000          -              -      1,530,000

Shares forfeited by Company (510,000),
 retained by creditor, in connection with
 financing arrangement                              -         -          -         478,000          -              -        478,000

Shares issued for redeemable common stock     666,433         -          -         802,000          -              -        802,000

Shares issued in connection with legal
 settlement                                   175,000         -          -         414,000          -              -        414,000






Continued

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996

                                                                                            Receivable
                                                                                               From
                                                Common Stock       Shares of   Additional    Exercise
                                            -------------------  Common Stock    Paid-in     of Stock    Accumulated
                                             Shares      Amount   Subscribed     Capital      Options      Deficit         Total
                                             ------      ------  ------------  ----------   ----------   -----------       -----
Shares issued for notes payable                60,850         -          -          43,000          -              -         43,000

Cancellation of shares issued in
 1994 for services rendered                   (97,500)        -          -        (100,000)         -              -       (100,000)

Adjustment to shares outstanding              (12,014)        -          -               -          -              -              -

Net loss                                            -         -          -               -          -     (5,313,000)    (5,313,000)
                                           ----------   -------  ---------    ------------   --------   ------------   ------------

Balances, December 31, 1995                17,022,645     2,000          -      32,115,000   (69,000)    (26,064,000)     5,984,000

Shares issued in connection with
 legal settlements                            175,000         -          -         236,000          -              -        236,000

Shares issued for services
 rendered by related parties                  719,476         -          -         309,000          -              -        309,000

Shares  issued in connection
 with financing agreements                    442,829         -    465,377         953,000          -              -        953,000

Shares issued for capital raising
 activities                                   207,500         -          -         175,000          -              -        175,000

Expense recorded in connection with
 options issued to outside
 Directors                                          -         -          -          69,000          -              -         69,000





Continued

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996

                                                                                            Receivable
                                                                                               From
                                                Common Stock       Shares of   Additional    Exercise
                                            -------------------  Common Stock    Paid-in     of Stock    Accumulated
                                             Shares      Amount   Subscribed     Capital      Options      Deficit         Total
                                             ------      ------  ------------  ----------   ----------   -----------       -----
Cash collected on receivable from
 exercise of stock options                          -         -          -               -     69,000              -         69,000

Shares reclassed from redeemable
 common stock and issued in
 connection with settlements                  558,593         -     60,471       1,165,000          -              -      1,165,000

Value recorded in connection with
 warrants issued in connection
 with financing agreements                          -         -          -         401,000          -              -        401,000

Cancellation of price guarantees
 through cash payment                               -         -          -        (250,000)         -              -       (250,000)

Net income                                          -         -          -               -          -      1,155,000      1,155,000
                                           ----------   -------  ---------    ------------   --------   ------------   ------------

Balances, December 31, 1996                19,126,043   $ 2,000    525,848    $ 35,173,000   $      -   $(24,909,000)  $ 10,266,000
                                           ----------   -------  ---------    ------------   --------   ------------   ------------
                                           ----------   -------  ---------    ------------   --------   ------------   ------------





           See accompanying notes to consolidated financial statements

                             MTR GAMING GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     For Each Of The Years In The Three-Year Period Ended December 31, 1996

                                                        1996                1995                1994
                                                   -------------       -------------       -------------
Cash flows from operating activities:
  Income (loss) from continuing operations        $   1,155,000         $(5,313,000)      $  (6,902,000)
  Adjustments to reconcile income (loss)
   to net cash provided by (used in)
   continuing operating activities:
    Depreciation and amortization                     1,667,000           1,504,000             910,000
    Provision for settlements                                 -             408,000             525,000
    Non-recurring income (non-cash)                    (705,000)                  -                   -
    Other non-cash provisions, net                      (83,000)                                255,000
    Provision for accounts receivable                    70,000             290,000                   -
    Common stock and options issued for
     services rendered and amortization
     of interest                                      1,321,000              77,000           1,340,000
    Deferred income taxes                              (893,000)           (133,000)           (130,000)
    Change in operating assets and
     liabilities, net of effects of
     acquired companies:
      Prepaid management fees                                 -             220,000            (220,000)
      Prepaid purses                                          -             352,000            (352,000)
      Other current assets                              231,000              54,000              63,000
      Accounts payable                               (2,254,000)          1,676,000           1,221,000
      Accrued liabilities                              (183,000)          1,418,000            (244,000)
                                                   ------------        ------------        ------------

     Cash provided by (used in) continuing
      operations                                        326,000             553,000          (3,534,000)
                                                   ------------        ------------        ------------

Loss from discontinued operations:
  Oil and gas operations                                      -                   -            (640,000)
  Adjustments to reconcile loss to
   net cash used in discontinued
   operating activities -
    Provision for estimated loss on
     sale of discontinued oil and gas
     operations                                               -                   -             567,000
                                                   ------------        ------------        ------------

      Cash used in discontinued operations                    -                   -             (73,000)
                                                   ------------        ------------        ------------

Net cash provided by (used in) operating
 activities                                             326,000             553,000          (3,607,000)
                                                   ------------        ------------        ------------

Cash flows from investing activities:
  Restricted cash                                       241,000             220,000            (401,000)
  Proceeds from insurance reimbursement                       -                   -             241,000
  Repayments on notes receivable from
   related parties                                            -                   -              38,000
  Deposits and other assets                              14,000              17,000              (2,000)
  Capital expenditures                               (1,767,000)         (5,482,000)         (3,444,000)
  Net assets of discontinued oil and gas
   operations                                                 -             (45,000)           (198,000)
                                                   ------------        ------------        ------------
Net cash used in investing activities                (1,512,000)         (5,290,000)         (3,766,000)
                                                   ------------        ------------        ------------





Continued

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996

                                                        1996                1995                1994
                                                   -------------       -------------       -------------
Cash flows from financing activities:
  Payments on long-term debt                        (10,469,000)            (53,000)           (150,000)
  Proceeds from the issuance of long-term
   debt                                              16,100,000           4,500,000           5,700,000
  Payments on short-term notes                       (1,052,000)                  -                   -
  Proceeds from issuance of short-term
   notes                                              1,052,000                   -                   -
  Payments on notes payable to shareholders                   -                   -             (70,000)
  Finance costs paid                                   (845,000)                  -             (61,000)
  Proceeds from issuance of common stock
   for cash, net                                              -                   -         2,193,000
  Payments in connection with redeemable
   common stock                                        (250,000)                  -                   -
  Proceeds from issuance of common stock
   through exercise of stock options                     69,000              40,000             200,000
                                                   ------------        ------------        ------------

Net cash provided by financing activities             4,605,000           4,487,000           7,812,000
                                                   ------------        ------------        ------------

Net increase (decrease) in cash and
 cash equivalents                                     3,419,000            (250,000)            439,000

Cash and cash equivalents, beginning of
 year                                                   807,000           1,057,000             618,000
                                                   ------------        ------------        ------------

Cash and cash equivalents, end of year            $   4,226,000       $     807,000       $   1,057,000
                                                   ------------        ------------        ------------
                                                   ------------        ------------        ------------

Supplemental disclosures of cash flow
 information -
  Cash paid during the year for:
   Interest                                       $   2,493,000       $     896,000       $     204,000
                                                   ------------        ------------        ------------
                                                   ------------        ------------        ------------
   Income taxes                                   $      25,000       $       4,000       $       5,000
                                                   ------------        ------------        ------------
                                                   ------------        ------------        ------------





           See accompanying notes to consolidated financial statements

                             MTR GAMING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For Each Of The Years In The Three-Year Period Ended December 31, 1996


NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Due to the inability of Excalibur Security Services, Inc. to attain profitable operations, its Board of Directors, on December 28, 1990, filed a voluntary petition for reorganization with the U.S. Bankruptcy Court in the Central District of California for protection under Chapter 11 of the U.S. Bankruptcy Code and in May 1991, Excalibur Holding Corporation sold the assets of its discontinued security guard business. Effective January 15, 1992, a formal plan was approved by the Bankruptcy Court to operate oil and gas activities and to devote Excalibur Holding Corporation's efforts to the acquisition of new businesses.

In January 1992, Excalibur Holding Corporation formed ExCal Energy Corporation ("ExCal") as a wholly-owned subsidiary to acquire certain assets of various companies which were controlled by the newly appointed president of ExCal for the purpose of establishing oil and gas operations.

During 1992, Excalibur Holding Corporation acquired all of the outstanding common stock of Golden Palace Casinos, Inc. ("Golden Palace"), an entity with no significant operations and cash of approximately $3,200,000. Excalibur Holding Corporation utilized substantially all of the cash obtained from Golden Palace Casinos to finance the acquisition of all of the outstanding common stock of Mountaineer Park, Inc. ("Mountaineer") (see Note 2), which operates a thoroughbred horse racing track, off-track betting facilities and 800 (1,000 effective March 1997 - see Note 18) video lottery terminals on a 606 acre facility in the northern panhandle of West Virginia. Mountaineer also operates a 101 room inn adjacent to the track, dining facilities, as well as a nine-hole executive golf course and other recreational facilities. Certain operations are regulated by agencies within the state of West Virginia through annual licensing (see Notes 15 and 16). At December 31, 1996, all significant licenses were in effect. Excalibur Holding Corporation started a major renovation of this facility in 1993 with cash expenditures incurred through December 31, 1996 of approximately $12,815,000.

Because of the significant acquisitions by Excalibur Holding Corporation in the gaming industry and the long-term potential of such acquisitions, it has, and continues to be management's strategy to focus its efforts on such opportunities. On March 31, 1993, management decided to adopt a formal plan of orderly liquidation of its oil and gas properties and is effecting an orderly sale of such assets having sold approximately 30% of such assets in 1994 (see
Note 12).

During 1993, Excalibur Holding Corporation formally changed its name to Winners Entertainment, Inc. Subsequently, in October 1996, the shareholders of Winners approved an amendment to the certificate of incorporation changing Winner's name to MTR Gaming Group, Inc. ("MTR").

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of MTR and its wholly-owned subsidiaries (collectively the "Company"). All significant intercompany transactions have been eliminated in consolidation. The accounts of the Company's acquired companies include the operations from the consummation dates.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates. Significant estimates made by management include, but are not limited to, the provision for losses on uncollectible accounts receivable, the net realizability of oil and gas assets, and the recoverability of property and equipment and goodwill through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

These consolidated historical financial statements contain financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis in the accompanying consolidated financial statements. The financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and long-term debt. The carrying amounts of the Company's financial instruments generally approximate their fair values as of December 31, 1996.

CONCENTRATION OF CREDIT RISK

The Company maintains, at times, cash balances at certain financial institutions in excess of amounts insured by Federal agencies.

RISKS AND UNCERTAINTIES

SEASONALITY

The operations of Mountaineer have historically been seasonal in nature. Winter conditions may adversely affect transportation routes to Mountaineer, as well as cause cancellations of live horse racing. However, management believes that the emergence of video lottery as its dominant profit center has significantly moderated historical seasonal fluctuations on revenue. There can be no assurances that this moderating trend will continue to be achieved in future periods.

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996


NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

LICENSING

The Company is licensed for horse racing and its video lottery activities through the West Virginia State Racing and Lottery Commissions (the "Commissions"), respectively. The Company's licenses are renewed on an annual basis at the discretion of the Commissions. The loss of one or both of these licenses would have a material adverse effect on the Company' operations.

Pursuant to both the Racing Commission's and Lottery Commission's regulatory authority, the Company may be investigated by either body at virtually any time. Accordingly, the Company must comply with all gaming laws at all times. Should either body consider the Company to be in violation of any of the applicable laws or regulations, each has the plenary authority to suspend or rescind the Company's licenses. While the Company has no knowledge of any non-compliance, and believes that it is in full compliance with all relevant regulations, should the Company fail to comply, its business would be materially adversely effected.

Management is aware of nothing to indicate that West Virginia state officials will change their policies toward gaming activities, particularly video lottery gaming; however, there are no assurances that such policies will not be changed. Any substantial unfavorable change in the enabling laws or tax rates on gaming revenues could make the Company's business substantially more onerous, less profitable or illegal, which would have a material adverse effect on the Company's business.

DISCONTINUED OPERATIONS

The Company adopted a formal plan in March 1993 to discontinue operations of its oil and gas operations under a plan of orderly liquidation (see Note 12). The net assets and operating results of the oil and gas segment are shown separately in the accompanying consolidated financial statements as discontinued operations. Although management still retains certain assets to maximize their ultimate value upon disposition, management believes that the classification as discontinued operations remains appropriate.

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers highly liquid investments with a remaining maturity of 90 days or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of overnight repurchase agreements at December 31, 1996.

Restricted cash includes short-term certificates of deposit (see Note 9) and unredeemed winning tickets from its racing operations (see Note 16).

DEFERRED FINANCING COSTS

The Company capitalizes certain loan costs in connection with its financing activities (see Notes 5, 6 and 7) and these costs are amortized over the expected term of the related loans using a method that approximates the effective interest method. Amortization of these costs totaling $1,845,000, $452,000 and $1,280,000 for the years ended December 31, 1996, 1995 and 1994, respectively, has been reflected as interest expense in the accompanying consolidated statements of operations.

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996


NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, less accumulated depreciation. Major betterments are capitalized while routine repairs and maintenance are charged to expense when incurred. The Company capitalizes direct materials and labor, and allocates interest during construction periods. Depreciation is computed using the straight-line method over the following estimated useful lives:

     Buildings                          20 to 40 years
     Furniture and fixtures              5 to  7 years
     Equipment and automobiles           3 to 15 years

Interest is capitalized to construction in progress based on the product resulting from applying the Company's cost of borrowing rate to qualifying assets under active redevelopment. Interest capitalized in 1996, 1995, and 1994 was $197,000 $1,127,000 and $790,000, respectively.

Management of the Company assesses the recoverability of property and equipment by determining whether the depreciation of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on projected undiscounted cash flows and is charged to operations in the period in which such impairment is determined by management. To date, management has not identified any impairment of property and equipment.

IMPAIRMENT OF LONG-LIVED ASSETS

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121") "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF". The Company adopted SFAS 121 in 1996, as required. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of (see
Note 4).  The result of such adoption was not material.

EXCESS OF COST OF INVESTMENTS OVER NET ASSETS ACQUIRED, NET

The excess of cost of investments over net assets acquired (goodwill) is amortized on a straight-line basis over the expected periods to be benefited. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted cash flows. The amount of goodwill impairment, if any, is measured based on projected undiscounted cash flows and is charged to operations in the period in which goodwill impairment is determined by management. Goodwill is being amortized on the straight-line method over an expected fifteen year life. The methodology that management used to project results of operations forward eleven years, which represents the remaining life of the goodwill as of December 31, 1996, was based on a five-year trend line of expected cash flows. At December 31, 1996, no impairment of goodwill was determined by management.

Amortization expense included in the accompanying consolidated statements of operations for the years ended December 31, 1996, 1995 and 1994 is $252,000, $251,000 and $251,000, respectively.

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

REVENUE RECOGNITION

The Company recognizes revenues from parimutuel commissions earned from thoroughbred racing and off-track betting at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by the West Virginia Racing Commission (the "Racing Commission"). Such revenues are shown net of the taxes assessed by state and local agencies, as well as purses and contract amounts paid to the Horsemen's Benevolent Protection Association (see Note 16).

Revenues from video lottery represent the net win earned on video slot, poker, keno or blackjack wagers. Net win is the difference between wagers placed and winning payouts to patrons, and is recorded at the time wagers are made (see
Note 15).

Revenues from food and beverage are recognized at the time of sale and revenues from lodging are recognized on the date of stay.

Other revenues consist primarily of fees earned from activities ancillary to the Company's racing activities, such as parking and program sales. Such revenues are recorded at the time services are rendered.

STOCK-BASED COMPENSATION

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. In 1996, the Company adopted the provisions of SFAS 123 which relate to non-employee stock-based compensation, and has elected to account for its stock-based compensation to employees under APB 25.

ADVERTISING

The Company generally expenses advertising costs as incurred. Advertising expense for the years ended December 31, 1996, 1995 and 1994 was $1,433,000, $898,000 and $815,000, respectively. The Company has included $211,000 of prepaid advertising costs in "other current assets" in the accompanying consolidated balance sheet as of December 31, 1996 related to infomercial costs incurred in 1996. Such costs will be expensed at the time of the first airing of the infomercial, which is expected to take place in early 1997.

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996


NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("Statement 109"), "ACCOUNTING FOR INCOME TAXES." Under Statement 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between bases used for financial reporting and income tax reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company and its subsidiaries file a consolidated federal income tax return.

PER SHARE INFORMATION

Per share information is computed by dividing net income (loss) for the year by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The effect of common stock equivalents are excluded from the calculation if they would be antidilutive.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1994 and 1995 consolidated financial statements to conform with the 1996 presentation.

NOTE 2 - MERGERS AND ACQUISITIONS

MOUNTAINEER PARK, INC.

On December 4, 1992, the Company acquired all of the issued and outstanding common shares of Mountaineer, in a tax-free exchange. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired business have been consolidated with those of the Company commencing on December 4, 1992. The purchase price was allocated to the acquired assets and assumed liabilities based on their respective fair values. The purchase price exceeded the estimated fair value of the net assets acquired by $2,774,000, which has been recorded as excess of cost of investment over net assets acquired (see Note 1).

In connection with the acquisition, the Company issued 529,676 shares which bear registration rights, guaranteed at a per share value of $6.00. Upon registration, the Company is obligated to issue additional shares should a market value per share deficiency exist. The Company granted put rights to the holder (a bank) of 60,604 of the aforementioned shares at $6.00 per share, all of which became exercisable on or before December 31, 1995 (see Note 11).

In December 1996, the Company reached a settlement agreement with the holder of 135,529 shares which bore a $6.00 per share price guarantee. The Company paid a $250,000 cash settlement in December 1996 in exchange for a cancellation of the price guarantee (see Note 11).

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996


NOTE 2 - MERGERS AND ACQUISITIONS, CONTINUED

In December 1996, the Company reached a settlement agreement with the holder of 2,514 shares which bore a $6.00 per share price guarantee. The Company paid a $3,500 cash settlement in December 1996 in exchange for the cancellation of the price guarantee.

In January 1997, the Company reached a settlement agreement with holders of 118,948 shares which bore a $6.00 per share price guarantee. The Company issued stock and cash, as more thoroughly described in Note 18, in exchange for the cancellation of the price guarantee.

As of December 31, 1996, 212,081 shares remain outstanding, excluding the 118,948 shares described above, with $6.00 price guarantees as a result of the acquisition of Mountaineer.

GOLDEN PALACE CASINOS, INC.

On October 13, 1992, the Company acquired all of the outstanding capital stock of Golden Palace Casinos, Inc. ("Golden Palace"), a Minnesota corporation organized to manage casinos on Indian reservations. Although Golden Palace had no significant operations at the time of the acquisition, it held, through a wholly-owned subsidiary, a contract to manage a casino planned for an Indian reservation in Oklahoma, subject to the satisfaction of certain conditions. Shortly after the acquisition of Golden Palace, the West Virginia Lottery Commission advised Management that, as a condition to licensing of the Company's then-proposed video lottery operations at Mountaineer, the Company could not engage in Indian gaming activities. Consequently, in December 1992, the Company sold the subsidiary holding the management contract and agreed to not otherwise engage in Indian gaming activities as long as it conducted video lottery operations in West Virginia. Notwithstanding the sale of the management contract, the acquisition of Golden Palace, which had substantial cash on hand, provided the Company with sufficient funds to complete the acquisition of all of the outstanding capital stock of Mountaineer. In connection therewith, the Company granted put rights to the holders of 209,000 shares issued in connection with the acquisition of Golden Palace (see Note 11 "Redeemable Common Stock") at $6.00 per share should such shares not have been registered by February 1, 1993. The shares were not registered by February 1, 1993. The Company has entered into various settlement agreements with the holders of these put rights as more thoroughly described in Note 11.

In addition, on the acquisition date, the Company issued options to holders of Golden Palace options to purchase (a) 190,000 shares of the Company's common stock at $2.00 per share (all such options remain outstanding as of December 31, 1996, are fully vested and expire in 1997), (b) 200,000 shares of the Company's common stock at $.01 per share; options to purchase 70,000 shares at $.01 were exercised in 1995 and 50,000 options were canceled in 1996 by agreement with the holder - see Note 11 (there remain, as of December 31, 1996, 80,000 $.01 options outstanding which are fully vested and expire in 1997), and (c) warrants to purchase 283,250 shares of the Company's common stock at $2.40 per share which are fully vested and expire in 1997.

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996


NOTE 2 - MERGERS AND ACQUISITIONS, CONTINUED

LVEN

On August 12, 1993, the Company entered into a letter of intent with Las Vegas Entertainment Network, Inc. ("LVEN") to acquire, through merger, the issued and outstanding shares of LVEN. Pursuant to the letter of intent, the Company also issued 250,000 shares of its common stock for $750,000 in cash. The letter of intent provided for other terms to be negotiated; however, the parties were unable to consummate a definitive agreement and the merger was not effected. The Company and LVEN later reached a settlement arrangement in 1994 (see Note
3).

NOTE 3 - SALE OF RIVERBOAT INTEREST AND SETTLEMENT WITH LVEN

RIVERBOAT GAMING

On March 2, 1993, the Company, as assignee, entered into an agreement with M&R Investment Company ("M&R") for an assignment of an 80% interest in a ground lease zoned for riverboat gaming in Tunica, Mississippi. The ground lease covered a riverboat gaming site approved by the US Army Corps of Engineers. The Company paid $106,937 on September 6, 1993 and $40,000 in rental payments in accordance with the terms of the agreement. On March 9, 1993, the Company entered into a joint venture arrangement with Regal Casinos, the remaining leaseholder, to construct and operate a riverboat. On April 21, 1993, the Company agreed to purchase Regal's 20% interest in the venture for $50,000 in cash and 50,000 shares of its common stock valued at $300,000.

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

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, property and equipment consists of the following:

                                                1996                1995
                                            ------------        ------------

  Land                                   $      371,000       $     371,000
  Buildings                                  17,081,000          15,716,000
  Equipment                                   2,451,000           2,021,000
  Furniture and fixtures                      2,423,000           2,258,000
  Construction in progress                      326,000             519,000
                                            -----------         -----------
                                             22,652,000          20,885,000

  Less accumulated depreciation              (4,199,000)         (2,785,000)
                                            -----------         -----------

                                         $   18,453,000       $  18,100,000
                                            -----------         -----------

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996



NOTE 4 - PROPERTY AND EQUIPMENT, CONTINUED

Depreciation expense charged to operations related to property and equipment during the years ended December 31, 1996, 1995 and 1994 was $1,415,000, $1,252,000 and $658,000, respectively.

NOTE 5 - SHORT-TERM DEBT

In 1996 Mountaineer entered into a series of short-term financing arrangements with certain lenders. Under the terms of the agreements, Mountaineer received net proceeds of $1,052,000 and was obligated to repay a total of $1,250,000. In addition, the Company issued 175,000 shares of its common stock valued at $137,000. These short-term obligations were paid in full in 1996. The Company has reflected $335,000 (including the aforementioned $137,000) as interest expense in the accompanying consolidated statement of operations for the year ended December 31, 1996 in connection with these obligations.

NOTE 6 - LONG-TERM DEBT

CONSTRUCTION NOTE PAYABLE

On June 27, 1994, Mountaineer entered into a financing arrangement (the "Loan Agreement") with Bennett Management and Development Corporation ("Bennett") for construction and redevelopment activities at Mountaineer. Pursuant to the Loan Agreement, Bennett advanced Mountaineer $10,200,000 for construction with interest payable at 12.5% per annum, subject to a default rate of 14.5% per annum. Mountaineer received advances of $5,700,000 from Bennett in 1994 and the remaining $4,500,000 in 1995. The loan balance was paid in full in 1996 and all liens evidencing Bennett's collateral interest in property owned by Mountaineer were released.

In a series of amendments to the loan agreements and forbearance agreements which were executed between July 7, 1995 and October 31, 1996, certain terms of the Bennett loan agreement were amended by the parties; a summary of the Bennett loan transactions is described below.

In 1995 and 1994, the Company issued 510,000 shares of common stock to Bennett that had a $6.00 price guarantee. These shares were valued at $3,060,000 in the aggregate and were recorded as deferred financing costs. In July 1995, the Company and Bennett agreed to cancel the aforementioned price guarantee in exchange for the issuances to Bennett of 1,020,000 shares of common stock at an estimated fair value of $1,530,000. The Company capitalized $1,530,000 as deferred financing costs. This amount was amortized to interest expense through December 1996. In the event the Company paid the outstanding indebtedness by October 1, 1995, the original 510,000 shares would have been returned to the Company. The Company did not pay the debt by October 1, 1995. Accordingly, the 510,000 shares were forfeited to Bennett and were valued on October 1, 1995 at their estimated fair value of approximately $478,000. This amount was recorded as additions to deferred financing costs and was amortized from October 1995 through December 1996.

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996



NOTE 6 - LONG-TERM DEBT, CONTINUED

Bennett has transferred the voting rights with respect to its shares to the Board of Directors of the Company to the extent such voting rights would exceed 5% of all voting rights held in connection with the Company's issued and outstanding shares. Bennett has agreed not to acquire additional common stock of the Company so that Bennett will not be permitted to vote more than 5% of the Company's common stock. Through December 31, 1997 the Company has the right to match any bona fide offer of a non-affiliate to purchase Bennett's shares, in the event that Bennett were to contemplate a sale of stock.

$5 MILLION TERM NOTE

On July 2, 1996, Mountaineer entered into a financing arrangement with a private lending firm for a $5 million working capital loan and a $11.1 million loan commitment to refinance the Company's construction loan with Bennett. The note evidencing the loan called for 36 monthly payments of interest only at the rate of 12% per annum. The Company also agreed to issue the lender 183,206 shares of its common stock, warrants to purchase an additional 1,142,860 shares at $1.06 per share and pay a $400,000 loan fee. All warrants are exercisable for a term of five years. The stock and warrants were registered during 1996.

As part of the transaction, the lender also provided a one year commitment to lend Mountaineer up to $11.1 million of additional funds to be used to refinance the first mortgage held by Bennett. In connection with the financial commitment, the Company paid a $110,000 commitment fee and issued the lender additional warrants to purchase 350,000 shares of common stock at $1.06 per share (which were fully vested at the issuance date and expire in 2001).

In order to assure compliance with provisions of the West Virginia Racetrack Video Lottery Act concerning control over a licensee of the State Lottery, the lender has agreed that it may not own, through the exercise of warrants or otherwise, more than 5% of the Company's outstanding common stock unless and until the West Virginia Lottery Commission either (i) approves the lender or
(ii) provides an advisory opinion approving an arrangement whereby the lender may own but may not have voting rights to any shares in excess of the 5% threshold. If the lender becomes disqualified after such Lottery Commission approval, any share held in excess of the 5% threshold, if registered, shall be sold by the lender in the market; otherwise such shares may be put to the Company at the then market price, said price payable in cash or in the form of a note with interest only payable monthly at 24% per annum for a period of one year at which time all principal and unpaid interest become due.

The Company assigned values of approximately $250,000 and $191,000 related to the aforementioned common shares and warrants issued in connection with the financing. Such amounts were capitalized as deferred financing costs along with the aforementioned fees. All deferred financing costs relating to the financing were amortized by December 31, 1996 because of the amendment as noted below.

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996


NOTE 6 - LONG-TERM DEBT, CONTINUED

$16.1 MILLION AMENDED AND RESTATED TERM NOTE

On December 26, 1996, Mountaineer amended and restated its July 2, 1996 term loan agreement, increasing the amount of principal borrowed from $5.0 million to $16.1 million. MTR, the Parent of Mountaineer, is guarantor of the Amended and Restated Term Loan Agreement. Mountaineer also entered into a revolving line of credit agreement with the same lender on December 26, 1996, as more fully described in Note 7.

The restated loan agreement bears interest at the rate of 12% per annum, and calls for payments of interest only until the maturity date of December 26, 1999, at which time all principal and unpaid interest is due. In connection with this transaction, the Company has agreed to issue 550,000 shares of its common stock and warrants to purchase an additional 1,632,140 shares of the Company's common stock at an exercise price of $1.06 per share (which were fully vested at the date of issuance and expire in 2001). Both the shares and the warrants will be issued in thirteen equal monthly installments commencing December 26, 1996. The shares and warrants were assigned an aggregate value of approximately $777,000, which was recorded as deferred financing costs in the accompanying 1996 consolidated balance sheet. The Company anticipates that it will refinance this $16.1 million loan by July 2, 1997 and, therefore, plans to amortize the deferred financing costs through June 30, 1997. The stock and warrants were registered during 1996.

Annual fees to be paid to the lender under the provisions of the Amended and Restated Term Loan Agreement are summarized as follows:

- Annual administrative fees totaling 8% of the outstanding principal balance.

-    Up to $25,000 in annual audit fees, due on July 2, 1997, 1998, and 1999.

- On November 15, 1997, 1998 and 1999, a number of shares of the Company's common stock equal to 5% of the outstanding principal balance on such date (calculated using the closing price of the stock).

- On November 15, 1997, 1998 and 1999, warrants to purchase 250,000 shares of the Parent's common stock at an exercise price of $1.06. All warrants issued in connection with this provision and the following provisions of the agreement will be effective for a period of five years.

- On November 15, 1997, 1998 and 1999, additional warrants to purchase a number of shares to be calculated by a formula, as defined.

The restated term loan agreement bears certain restrictive financial covenants affecting future transactions to be entered into by the Company. These covenants include, but are not limited to, restrictions on the ability of the Company to incur additional debt, lend money, acquire other businesses, make capital expenditures, or increase management's compensation. Anti-dilution provisions are included in the agreement limiting the number of securities which can be issued at prices below $1.06 per share without the lender's prior approval. The Company was in compliance with, or had obtained a waiver for non-compliance with, all such restrictive financial covenants at December 31, 1996.

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996


NOTE 6 - LONG-TERM DEBT, CONTINUED

TRADE NOTE PAYABLE

In September 1995, Mountaineer entered into an agreement with its Totalisator system supplier to convert $461,167 of outstanding trade payables into a term note. Under the terms of the agreement, Mountaineer is required to make 21 monthly interest and principal payments of $17,800 and eight (8) additional payments of approximately $17,800 on various dates through May 31, 1997. The loan, which is unsecured, bears interest at the rate of 12% per annum. The loan is subject to an acceleration clause and other financial disincentives in the event of default. As of December 31, 1996 and 1995, the outstanding principal balance was $138,000 and $408,000, respectively.

OTHER NOTES PAYABLE

On December 4, 1992, the Company issued a 10% note in the principal amount of $93,750 payable to an unrelated party in connection with the acquisition of Mountaineer. At December 31, 1994, the outstanding principal balance of the note was $43,000. In 1995, the Company converted the note into 60,850 shares of its common stock.

In May 1996, the Company reached a settlement agreement with the holder of 52,250 shares of redeemable common stock, valued at $313,000 (see Note 2). Pursuant to the settlement agreement, the Company agreed to pay $25,000 upon execution of the settlement agreement and delivered an unsecured, non-interest bearing promissory note calling for a total of three payments of $5,000 due on August 1, 1996, November 1, 1996 and February 1, 1997; a payment of $50,087 on May 1, 1997; and a total of four annual payments of $40,087 due on May 1, 1998 through 2001. The obligation to pay the amounts described above was discounted at 8%. As of December 31, 1996, the remaining principal balance on this note was $178,000.

ANNUAL COMMITMENTS

Future annual principal payments under all long-term indebtedness as of December 31, 1996 are as follows:

       Years Ending
       December 31,
       ------------

          1997                                $      186,000
          1998                                        29,000
          1999                                    16,131,000
          2000                                        33,000
          2001                                        37,000
                                               -------------
                                              $   16,416,000
                                               -------------
                                               -------------

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996


NOTE 7 - LINE OF CREDIT

As part of the Amended and Restated Term Loan Agreement, the Company's lender has provided a line of credit which expires on December 26, 1999. Under the terms of the agreement, the Company may borrow up to a maximum of $5,376,000. The Company is required to pay interest monthly at 15% per annum on amounts borrowed with all unpaid principal and interest due at maturity. As of December 31, 1996, no principal or interest amounts were outstanding. The borrowings are secured by substantially all of the Company's assets as defined under the
agreement.  The Company is required to comply with certain   financial covenants
which are more thoroughly described under the agreement. As of December 31, 1996, the Company was in compliance with, or had obtained a waiver for non-compliance with, all such financial covenants.

Annual facility fees of $376,000 are due on January 1, 1998 and 1999 pursuant to the agreement. The first annual facility fee of $376,000 became due at the December 26, 1996 loan closing. Pursuant to the loan agreement, $57,900 of these fees were withheld from the proceeds of the December 26, 1996 term loan; the remaining $318,450 will be paid in eleven equal monthly installments of $28,950 commencing February 1, 1997. As of December 31, 1996, the Company had recorded $318,450 as deferred financing costs and $318,450 as an accrued liability in the accompanying 1996 consolidated balance sheet. The Company expects to amortize such costs through June 30, 1997 because it anticipates the refinancing of the aforementioned term loans and the line.

NOTE 8 - NON-RECURRING INCOME

In 1996, the Company negotiated significant reductions in four previously accrued obligations, and as a result recorded $705,000 in non-recurring income The non-recurring income resulted from the following: (i) In 1995, the Company recorded a provision for loss in the amount of $308,000 in connection with a legal judgment which had been assessed against Mountaineer. In June 1996, the related lawsuit was settled upon payment of a $100,000 payment; (ii) In September 1996, the Company reached agreement in a dispute over trade accounts payable. A $411,000 claim for professional fees, which was accrued as of December 31, 1995, was satisfied in full upon payment of a $150,000 cash settlement in September 1996; (iii) In July 1994, the Company entered into an agreement in settlement of claims arising from a 1993 financial advisory agreement. In connection therewith, the Company accrued a $150,000 liability and issued warrants to purchase 145,000 shares of common stock with registration rights, exercisable at a price of $6.25 per share through January 15, 1997. In September 1996, the settlement agreement was amended as follows: (a) The obligation to remit the $150,000 payment was reduced to $90,000 in return for an immediate payment of $90,000, and (b) The exercise price of the previously issued warrants was reduced to $3.00 per share and the exercise period was extended to January 15, 1998; (iv) In April 1995, the Company entered into a severance agreement with its former chief executive officer. In connection therewith, the Company was obligated to pay approximately $440,000 over a period of two years. In addition, the Company repriced certain incentive options and was obligated to provide certain benefits during the term of the agreement. In 1995, management discontinued payments under the agreement due to their discovery of certain matters which they believe nullified the agreement. As of December 31, 1995, the Company had accrued an estimated remaining liability of $400,000 in connection with the severance.

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996


NOTE 8 - NON-RECURRING INCOME, CONTINUED

In October 1996, the severance agreement was amended as follows: (a) A cash payment of $100,000 was remitted to the former officer in October 1996; (b) the Company issued 100,000 shares of common stock with registration rights to the officer in October 1996. These shares were valued at $124,000; (c) The former chief executive officer waived his rights to receive salary and expense payments totaling approximately $400,000 as described in the original agreement.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

MOUNTAINEER BOND REQUIREMENTS

Mountaineer is required to maintain bonds in the aggregate amount of $95,000, as of December 31, 1996, for the benefit of the Lottery Commission through June 30, 1997. The bonding requirement has been satisfied via the issuance of a $20,000 surety bond and three letters of credit aggregating $75,000, each of which is collateralized by certain bank deposits.

JACKPOT SETTLEMENT AGREEMENT

In January 1993, the Company entered into a financing arrangement with Jackpot Enterprises, Inc. ("Jackpot"), the proceeds of which were to be used for redevelopment activities at Mountaineer. Pursuant to such arrangement, Jackpot initially provided the Company with a $600,000 letter of credit collateralized by Mountaineer's land and improvements to insure the performance of the Company obligations with respect to racing and video lottery activities under its agreements with the State of West Virginia. For its letter of credit, the Company's issued Jackpot 30,000 shares of its common stock which were valued at $90,000.

The Company and Jackpot were unable to consummate the overall financing arrangement. The agreement provided that if financing could not be reached due to certain contingencies, the Company would be required to issue 250,000 shares of its common stock as liquidated damages. On March 2, 1995, management settled such claim effective June 25, 1994, agreeing to issue shares of its common stock with registration rights. The number of shares of common stock to be issued was based on $512,500 divided by the closing market price per share on the effective date of registration. In the event the Company did not register the shares by May 2, 1995, the Company was, and continued to be, required to issue 12,500 shares on such date and 12,500 shares each 60 days that such registration was not effective up to a maximum of 250,000 shares. The Company recorded a provision for loss of $525,000 in connection with the settlement which is included in the accompanying consolidated statement of operations for the year ended December 31, 1994.

In 1996 and 1995, the Company issued 75,000 and 175,000 shares, respectively, of its common stock pursuant to the settlement agreement, and accordingly recorded a $111,000 and $414,000 reduction in accrued liabilities. As of December 31, 1996, the Company had fulfilled all obligations under the settlement agreement.

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996


NOTE 9 - COMMITMENTS AND CONTINGENCIES, CONTINUED

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

Under the amended lease terms, the Company must pay the greater of $1,000 per live race performance or 0.55% of the live racing handle. In addition, the Company must pay the greater of $300 per live race day ($550 if no live race performance) per simulcast race day or 0.55% of the simulcast racing handle.
For the years ended December 31, 1996, 1995 and 1994, the rent expense under the lease was approximately $396,000, $529,000 and $495,000, respectively, which is included in "cost of parimutuel commissions" in the accompanying consolidated statements of operations.

VIDEO LOTTERY TERMINALS OPERATING LEASE

In September 1994, Mountaineer entered into a master operating lease agreement for 400 new video lottery terminals which was scheduled to expire September 1997. The monthly lease payments on these 400 video lottery terminals were $72,378, plus taxes, insurance and maintenance costs (see discussions of amendment to the master lease below).

On April 7, 1995, Mountaineer amended its payment schedule to the master lease to provide for 400 additional video lottery terminals which were installed in June 1995. In connection with this lease addition, Mountaineer was obligated to pay 36 monthly installments of $82,533 beginning in January 1996 through December 1998 for these 400 additional video lottery terminals. Mountaineer has normalized the rent expense over the 42 month lease term (see discussion of amendment to the master lease below).

On March 26, 1996, periodic rental payments under the master lease agreement were amended to reflect a new consolidated payment schedule. Under the new agreement, the Company will make monthly payments of approximately $119,000 in March and April 1996, $183,000 from May through October 1996 and $119,000 from November 1996 through January 1999. In addition to the amounts reflected above, the Company made interest payments from March through October 1996 at a rate of 15% on certain past due rental payments under the previous agreement for a total interest obligation of approximately $26,000 (see Note 18).

For the years ended December 31, 1996, 1995 and 1994, video lottery rent expense was approximately $1,394,000, $1,294,000 and $1,203,000, respectively, which is included in "costs of video lottery" in the accompanying consolidated statements of operations. As of December 31, 1996, the Company has recorded deferred rent obligations of approximately $286,000 in the accompanying consolidated balance sheet, which is included in accrued liabilities.

PHOTOFINISH SYSTEM OPERATING LEASE

Mountaineer leases its timing and photofinish equipment under an operating lease at a cost of $235 per live race day. The lease agreement expires in May 1998. The Company made lease payments totaling $52,000 in 1996, $50,000 in 1995 and $48,000 in 1994.

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996


NOTE 9 - COMMITMENTS AND CONTINGENCIES, CONTINUED

RACING VIDEOTAPE SYSTEM OPERATING LEASE

Effective April 15, 1996, the Company amended the lease agreement through which a related party provides Mountaineer with videotape and closed circuit television systems. At the time that the lease agreement was executed, Mountaineer's majority shareholder also owned stock in the lessor. Under the terms of the amendment, the Company received a $9,000 credit to be applied against accrued lease obligations and secured a reduction in future minimum lease payment obligations; all other lease terms remain unchanged.

The Company leases the equipment at a minimum cost of $400 per live race day ($500 prior to April 15, 1996) and $125 per simulcast race day under an operating lease expiring in October 2002. In addition, the lease calls for incremental daily payments if more than one simulcast program is offered on any particular day, under the following tiered schedule: $65 for a second simulcast program, a total of $35 for a third and/or fourth program, and $65 for a fifth
program.    Rental payments made pursuant to this lease for the years ended
December 31, 1996, 1995 and 1994 were approximately $230,000,   $207,000 and
$162,000, respectively.

CORPORATE OFFICE LEASE

To reduce overhead costs, the Company has moved to progressively smaller offices
on three occasions since  1994.    On January 1, 1994, the Company moved and
entered into a lease for a period of 36 months at a 4,300 square foot office in San Juan Capistrano, California. On November 1, 1995, the Company moved into a smaller 880 square foot office in Laguna Beach, California pursuant to a 12 month lease. On February 15, 1996, the San Juan Capistrano office was subleased through December 15, 1996, the termination date for the underlying lease. The Company moved the majority of its corporate offices to Mountaineer on November 30, 1996 and officially moved its corporate headquarters to Mountaineer on March 1, 1997. As of December 31, 1996, the Company has approximately 400 square feet of office space in Laguna Beach, California under a month-to-month lease with a monthly rental payment of $700. Rent expense for the Company's corporate offices included in the accompanying consolidated statements of operations amounted to $15,000, $78,000 and $84,000 for 1996, 1995 and 1994, respectively.

FUTURE MINIMUM LEASE PAYMENTS

Future annual minimum payments under all material operating leases as of December 31, 1996 are as follows:

       Years Ending
       December 31,
       ------------

          1997                                $    1,964,000
          1998                                     1,967,000
          1999                                       522,000
          2000                                       113,000
          Thereafter                                 212,000
                                               -------------
                Total                         $    4,778,000
                                               -------------
                                               -------------

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996


NOTE 9 - COMMITMENTS AND CONTINGENCIES, CONTINUED

LITIGATION

The Company was served with a complaint in 1994 by a jockey who sustained head injuries from a fall during a race at Mountaineer. The plaintiff is seeking both compensatory and punitive damages. The matter is covered by insurance. Management of the Company has been advised by its carrier that the case has been settled within policy limits, subject to court approval. Accordingly, management believes that the matter will not result in any material liability.

The Company has been served with a civil complaint by a former employee alleging wrongful termination. The complaint also contains allegations of violations of state and Federal criminal laws. The plaintiff is seeking $1 million in compensatory damages, $5 million in punitive damages and other relief. The claims are not covered by the Company's insurance. The Company denies all allegations and plans to defend its position vigorously. Management of the Company does not believe that the ultimate outcome of this matter will have a material adverse affect on the Company's consolidated results of operations or financial position.

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

ENVIRONMENTAL CONSIDERATIONS

The Company has developed and is implementing a corrective action plan in connection with leakage from underground storage tanks at Mountaineer. Management has estimated the cost of corrective action to be approximately $143,000 for the cost of equipment to be installed in 1995 and 1996 and for remediation in 1996 and 1997. The Company recorded a provision for anticipated expenditures of $143,000 in the accompanying 1995 statement of operations under "general and administrative" expenses, and has entered into a service contract for the installation of equipment and future remediation costs. The Company's remaining liability at December 31, 1996 is immaterial.

COMMON STOCK REGISTRATION RIGHTS

The Company is obligated to register on a best-efforts basis approximately 1,256,676 shares of its common stock and 5,878,520 shares of its common stock underlying certain options and warrants, which if not registered, could have an adverse impact on the Company's future financial operations or cause substantial dilution to existing shareholders. As discussed elsewhere, the Company has certain price guarantees to sellers of its common stock, which as of March 31, 1997, and based on a closing stock price per share of $1 9/32, the Company would have to issued approximately 781,000 additional shares of its common stock to satisfy such obligations. Estimated costs of the registration are not considered significant to the consolidated financial statements taken as a whole. There are no assurances that such registration will be effected.

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996


NOTE 9 - COMMITMENTS AND CONTINGENCIES, CONTINUED

PENSION PLAN

Mountaineer has a qualified defined contribution plan covering substantially all of its employees (the "Plan"). The Plan was ratified retroactively on March 18, 1994 by the legislature of the State of West Virginia. The Plan contributions are based on .25% of the race track and simulcast wagering handles, and approximately 0.5% of the net revenues of video lottery activities beginning March 18, 1994. Contributions to the Plan for the years 1996, 1995, and 1994 were $250,000, $179,000, and $106,000, respectively.

INSURANCE PROCEEDS FROM INVOLUNTARY CONVERSION OF ASSETS

In 1994, the Company experienced two fires at Mountaineer, believed to be caused by arson, in which the Company received approximately $241,000 of insurance proceeds. The Company realized a nominal gain based on the net carrying value of the assets destroyed in the fire.

MANAGEMENT AGREEMENT AND CONSULTING AGREEMENTS

In October 1994, the Company entered into a management agreement with American Gaming and Entertainment, Ltd. (formerly Gamma International, Ltd.) ("AGEL"), an affiliate of Bennett, to provide services for development activities, implementation of accounting and information systems, and certain personnel activities. In June, 1995, the management agreement was replaced with a consulting agreement with an affiliate of AGEL. In May 1996, the Company gave formal notice of termination of the consulting agreement, and there has been no further communication between the parties since that time. Management has taken the position that the consulting agreement has been terminated and believes that the Company will not incur material liability in connection therewith. Management and consulting fees charged to cost of video lottery expense in connection with these agreements totaled zero in 1996, $321,000 in 1995 and $133,000 in 1994; no fees were earned in 1996 and no amounts were due in connection with either of these agreements as of December 31, 1996.

UNION AGREEMENT

On September 26, 1996, the original term of Mountaineer's labor agreement with approximately sixty (60) mutuel and nine (9) video lottery employees expired. The Company and the union have subsequently agreed to extend the terms of the contract through September 26, 1997 while engaging in discussions pursuant to the execution of an agreement of longer duration.

NOTE 10 - RELATED PARTY TRANSACTIONS


EMPLOYMENT CONTRACTS

Effective December 4, 1992 (acquisition date), Mountaineer entered into employment agreements with two former shareholders. In connection therewith, the Company granted options to purchase 400,000 shares of its common stock at $.50 per share. At the time the fair value of the Company's common stock, subject to transferability restrictions, was approximately $3.50 per share. As a result, Mountaineer recorded compensation expense of $600,000 for the year ended December 31, 1994; no amounts were charged in 1995 or 1996. The agreements have been terminated by mutual consent without further obligation of the parties.

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996


NOTE 10 - RELATED PARTY TRANSACTIONS, CONTINUED

In addition, the Company has entered into various employment agreements with certain officers and key management employees for periods of up to three years expiring 1997 through 1999. The agreements provide for certain salaries, stock and stock option incentives in the ordinary course of business.

Future annual minimum payments under the employment agreements as of December 31, 1996 are as follows:

       Years Ending
       December 31,
       ------------

          1997                                $      937,000
          1998                                       553,000
          1999                                       322,000
                                               -------------
                                              $    1,812,000
                                               -------------
                                               -------------

NOTES PAYABLE AND RECEIVABLE FROM RELATED PARTIES

At December 31, 1993, the Company had a $70,000 demand note due to an officer/shareholder that bore interest at 6.25% per annum. The note was paid in full in January 1994.

The Company has a note receivable for $240,000 from a shareholder of the Company at December 31, 1995 and 1994, as well as additional non-interest bearing advances of $62,000 made in 1994. The $240,000 note receivable bears interest at 8% per annum and is due on demand. No demand has been made by the Company's management through December 31, 1996 as management believes recovery is doubtful. During 1995, the Company recorded a provision for loss in the amount of $240,000 which is included in "general and administrative" expenses in the accompanying 1995 consolidated statement of operations.

In March 1994, the Company loaned $50,000 to a non-affiliated company for a term of seven days in exchange for a promissory note bearing interest at 8% per
annum.    During 1995, the Company recorded a provision for loss in the amount of $50,000 which is included in "general and administrative" expenses in the accompanying consolidated statement of operations. In April 1996, the Company and the recipient renegotiated, canceled the original note, and executed a substitute and replacement confessed judgment promissory note in the principal amount of $58,333 at 8% per annum, all due and payable August 4, 1996. No payment of the amounts due on the note has been received through December 31, 1996. In March 1997, the Company obtained a default judgment against the debtor as more thoroughly described in Note 18.

COMMON STOCK ISSUED FOR SERVICES RENDERED

The Company incurred salaries to officers totaling $177,000 which remained unpaid as of December 31, 1995. On February 9, 1996, the Company agreed to issue a total of 466,676 shares of the Company's common stock in satisfaction of these unpaid salaries. The fair value of these shares approximated the value of the services rendered. The agreements provide that, for a term of one year commencing February 9, 1996, in the event the initial holders propose to sell any of the shares, they shall be required to notify the Company of

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996


NOTE 10 - RELATED PARTY TRANSACTIONS, CONTINUED

such intention and the Company may then elect, at any time before the proposed date of sale, to purchase the shares at the price of $1.00 per share, payable within two days after the date of such election. Otherwise, the shares may be sold as proposed. In addition, the Company shall have the right at any time, upon three days written notice, to purchase the shares for a price of $1.00 per share within two days after such notice.

On January 19, 1996, the Company issued 200,000 shares of the Company's common stock at a value of $101,000 to an employee and shareholder for services rendered. The fair value of such shares has been reflected as "general and administrative expenses" in the accompanying 1996 consolidated statement of operations.

See Note 11 for additional related party transactions.

NOTE 11 - SHAREHOLDERS' EQUITY

AUTHORIZED SHARES

During 1996, the Company changed its authorized shares from 25,000,000 to 50,000,000.

LIMITATIONS ON DIVIDENDS

Pursuant to state laws, the Company is currently restricted, and may be restricted for the foreseeable future, from making dividends to its shareholders as a result of its accumulated deficit as of December 31, 1996.

REDEEMABLE COMMON STOCK SETTLEMENTS

As discussed in Note 2, on October 13, 1992, the Company acquired all of the issued and outstanding shares of Golden Palace in exchange for shares of the Company's common stock and the assumption of certain options, warrants and convertible debentures of Golden Palace. With respect to 209,000 shares of such stock, the Company granted the founders of Golden Palace put rights requiring the Company, upon demand, to redeem such shares at $6.00 per share (the "Redeemable Shares") if the shares were not registered by February 1, 1993.

During 1995, holders of 104,500 of the Redeemable Shares received an aggregate of 276,750 make-up shares, and in 1996 the holder of 52,250 Redeemable Shares received 133,416 make-up shares for a total of 410,166 "Settlement Shares." The holders of the Settlement Shares were granted registration rights and the right to that number of additional shares necessary to make up the difference, if any, between $1.50 per share and the average market value of the Company's common stock for the ninety (90) trading days immediately following the effective date of the registration of the Settlement Shares (the "Average Market Price"). In the event the Settlement Shares were not registered by June 30, 1996, the Company was to issue promissory notes in the principal amount of $1.50 multiplied by the number of Settlement Shares and bearing interest at the rate of 12% per annum and payable in 24 monthly installments. For each $1.50 of principal paid on the notes, however, the holder was required to return a Settlement Share to the Company. Also, the notes were to be reduced by an amount equal to the Average Market Price multiplied by the number of Settlement Shares.

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996


NOTE 11 - SHAREHOLDERS' EQUITY, CONTINUED

With respect to 120,000 of the Settlement Shares, the holder elected to terminate the Company's $1.50 per share repurchase right. Accordingly, the Company was not required to issue a promissory note with respect to these Settlement Shares. However, based on the Average Market Price, the Company is required to issue 30,312 additional shares, which are included in common stock subscribed in the accompanying 1996 consolidated statement of shareholders' equity.

With respect to 156,750 shares of the Settlement Shares, the Company issued a note in the amount of $235,000 (156,750 shares multiplied by $1.50). However, by an amended settlement agreement dated November 1, 1996, in exchange for a cash payment of $31,000 and the cancellation of the Company's right to repurchase the Settlement Shares for $1.50 per share, the holder canceled the promissory note and relinquished the right to receive additional shares.

With respect to the holder of 133,416 Settlement Shares, the Company issued a note in the amount of $200,000. The Company redeemed 16,677 shares (which were canceled and return to authorized but unissued status) upon the October 31, 1996 effectiveness of a registration statement that included the Settlement Shares. Such effectiveness stayed the Company's payment obligation for a period of 90 business days. Based on the Average Market Price, the Company was entitled to a credit against the note in an amount of $150,000. However, based on the Average Market Price, the Company is required to issue 30,159 additional shares, which are included in common stock subscribed in the accompanying 1996 consolidated statement of shareholders' equity.

Pursuant to a May 10, 1996 settlement agreement with the final holder of 52,250 of the Redeemable Shares, the Company agreed to pay the holder $25,000 upon the execution of the agreement and issue a $225,000 non-interest bearing promissory note in exchange for the cancellation of put rights in connection with the Redeemable Shares. The Company discounted the note at 8%. The outstanding balance under the note as of December 31, 1996 amounted to $178,000 and is included on the accompanying 1996 consolidated balance sheet in long-term debt. Under the terms of the note, the Company is obligated to pay $5,000 on February 1, 1997, $50,000 in May 1997, and four annual May payments of $40,000 from 1998 through 2001. The holder also agreed to the cancellation of options to purchase 50,000 shares of the Company's common stock for $.01 per share.

As discussed in Note 2, the Company granted put rights to the holder (a bank) of 60,604 shares at $6.00 per share, all of which became exercisable on or before December 31, 1995. Such rights were not exercised as of December 31, 1995. Accordingly, the Company has reduced redeemable common stock and has increased shareholders' equity in the accompanying 1996 consolidated statement of shareholders' equity.

In connection with the aforementioned settlements, the Redeemable Shares have been reclassified to common stock during 1996, the Company reduced redeemable common stock obligations by $1,406,000, recorded long-term debt of $241,000, and increased additional paid-in capital by $1,165,000 during 1996 which is included in the accompanying 1996 consolidated statement of shareholders' equity.

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996


NOTE 11 - SHAREHOLDERS' EQUITY, CONTINUED

COMMON STOCK AND OPTIONS ISSUED FOR SERVICES

From time to time in the ordinary course of business, the Company has issued restricted common stock in exchange for services, interest and obligations. The Board of Directors has determined the fair value of such shares based on the fair market value of freely tradable shares, plus a discount for restrictions
under Rule 144, as determined through NASDAQ market quotations.   Such values
are charged to operations or have extinguished obligations depending upon the nature of the agreements.

In connection with certain employment agreements, the Company has granted two former shareholders of Mountaineer an option to purchase 400,000 shares of the Company's common stock at $.50 per share. The options were exercisable January 1993 and have no expiration. The excess of the estimated value of these shares of $3.50 each over their option price is included as compensation expense over the two-year term of the employment agreements, as amended. Compensation expense included in the consolidated statements of operations for the year ended December 31, 1994 was $600,000.

During the year ended December 31, 1994, the Company issued 50,000 shares valued at approximately $110,000 for services rendered, and the value of such shares was charged to the 1994 consolidated statement of operations. In addition, the Company issued in 1994, 10,681 shares of its common stock for certain accounts payable valued at $40,000.

During the year ended December 31, 1995, the Company issued 77,332 shares valued at approximately $42,000 for services rendered, and the value of such shares was charged to the 1995 consolidated statement of operations.

During 1995, 216,667 shares were exercised for $108,000 of which $69,000 remained unpaid as of December 31, 1995. As of December 31, 1995, this receivable from the exercise of these stock options is shown as a reduction in shareholders' equity. Payment of the remaining $69,000 obligation was received in 1996.

During the year ended December 31, 1996, the Company issued 52,800 shares valued at approximately $31,000 for services rendered, and the value of such shares was charged to the 1996 consolidated statement of operations.

During the year ended December 31, 1996, the Company issued 207,500 shares valued at approximately $175,000 for services rendered by a financial consultant in connection with capital raising activities in 1994. The value of the shares was charged to general and administrative expenses in the 1994 consolidated statement of operations and was reflected as an accrued liability on the 1995 accompanying consolidated balance sheet. In 1996, the Company recorded a reduction to accrued liabilities and an increase to additional paid-in capital of $175,000.

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

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996


NOTE 11 - SHAREHOLDERS' EQUITY, CONTINUED

STOCK OPTION PLANS


In May 1992, the Board of Directors approved the grant of non-qualified options to purchase 600,000 shares to certain officers and directors of the Company. Each option entitles the holder to purchase one share of common stock at an exercise price of $1.06 per share and is fully vested as of the date of grant. The exercise price approximated the fair value of the shares at the date of grant; such options expire in May 1997.

In October 1992, the Board of Directors adopted an incentive stock option plan meeting the requirements of Section 422 of the Internal Revenue Code. The plan reserves 1,200,000 shares for issuance which were granted effective October 1992. The options are exercisable at the then fair market value of $4.875 per share (unless such options are granted to a 10% shareholder, in which case the exercise price would be no less than 110% of the then fair market value), and are exercisable over a period of five (5) years, subject to certain restrictions. Options to acquire approximately 1,200,000 shares are exercisable as of December 31, 1996 and 1995, and no options have been exercised to date.
In December 1994, the Board of Directors adopted an amendment to reprice the options to $2.00 per share; shareholder approval was obtained on September 11, 1995.

In May 1995, the Board of Directors approved the grant of non-qualified options to purchase 823,047 shares to certain officers and directors of the Company. Each option entitles the holder to purchase one share of common stock at an exercise price of approximately $1.22 per share and is fully vested as of the date of grant. The exercise price approximates the fair value of the shares at the date of grant; such options expire in September 1998. Shareholder approval was obtained on September 11, 1995.

In November 1995, the Board of Directors adopted an incentive stock option plan meeting the requirements of Section 422 of the Internal Revenue Code (see above for certain requirements under Section 422). The plan reserves 500,000 shares for issuance which were granted effective January 23, 1996. The options are exercisable at the then fair market value of $.5625 per share, and are exercisable immediately, expire in 2001, and are subject to certain restrictions.

BOARD OF DIRECTORS STOCK OPTIONS

On January 23, 1996, the Board of Directors granted to two outside directors, non-qualified stock options to purchase a total of 125,000 shares of the Company's common stock, at the fair market value of the shares on the date of grant of $.5625 per share. The options are immediately exercisable for a term of five years. The value of these options was calculated at $19,000 and was charged to the 1996 consolidated statement of operations and was reflected as an increase to additional paid-in capital in the accompanying 1996 statement of shareholders' equity.

In October 1996, the Board of Directors adopted, subject to shareholder approval, an incentive stock option plan meeting the requirements of section 422 of the Internal Revenue Code (see above for certain requirements under Section
422). The plan reserves 500,000 shares for issuance which have not been granted to date.

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996


NOTE 11 - SHAREHOLDERS' EQUITY, CONTINUED

On October 2, 1996, the Board of Directors granted two outside directors, non-qualified stock options to purchase a total of 150,000 shares of the Company's common stock, at the fair market value of the shares on the date of grant of $1.06 per share. The options are immediately exercisable for a term of five years. The value of these options was calculated at $50,000 and was charged to the 1996 consolidated statement of operations and was reflected as an increase to additional paid-in capital in the accompanying 1996 statement of shareholders' equity.

During each of the years in the three year period ended December 31, 1996, stock option and warrant activity is as follows:

                                                    Shares       Price Range
                                                   Available      per Share
                                                  -----------   -------------

        Balance, January 1, 1994                   3,259,750     $0.01-$8.00

        Granted                                    1,155,000     $3.00-$6.25
        Canceled                                    (605,000)    $7.00
        Exercised                                    (50,000)    $4.00

                                                 -----------

        Balance, December 31, 1994                 3,759,750     $0.01-$8.00

        Granted                                      868,047     $1.21-$2.00
        Canceled                                     (81,500)    $8.00
        Exercised                                   (286,667)    $0.01-$0.50
                                                 -----------

        Balance, December 31, 1995                 4,259,630

        Granted                                    3,980,000     $0.56-$1.06
        Canceled                                    (170,000)    $0.01-$3.00
        Exercised                                          -
                                                 -----------

        Balance, December 31, 1996                 8,069,630(1)  $0.01-$8.00
                                                 -----------
                                                 -----------

        Exercisable at December 31, 1996           8,047,547
                                                 -----------
                                                 -----------

(1) Includes options to purchase 80,000 shares of common stock at $0.01 per share.

PRO FORMA STOCK OPTION INFORMATION

Pro forma information regarding net income (loss) is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS 123, rather than the method pursuant to APB 25 as discussed in Note 1. The fair value of these options was estimated at the date of grant based on an independent third party appraisal.

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996


NOTE 11 - SHAREHOLDERS' EQUITY, CONTINUED

The appraiser's valuation model (the "Model") was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Model requires the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options; changes in the subjective input assumptions can materially affect the fair value estimate.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows.

                                                     1996               1995

Net income (loss):
  As reported                                  $   1,155,000      $  (5,313,000)
  Pro forma                                    $   1,104,000      $  (5,503,000)

Net income (loss) per share:
  As reported                                  $        0.06      $       (0.33)
  Pro forma                                    $        0.06      $       (0.34)


NOTE 12 - DISCONTINUED OPERATIONS

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

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996


NOTE 12 - DISCONTINUED OPERATIONS, CONTINUED

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

Depletion of the cost of producing oil and gas properties has been computed on the unit-of-production method. Due to the Company's decision to discontinue these operations, no depletion has been recorded since the assets have been adjusted to their net realizable value.

The accompanying consolidated financial statements reflect the operating results and balance sheet items of its oil and gas operations separately from continuing operations pursuant to the plan of divestiture. The assets of the discontinued operations are shown net of the allocated liabilities.

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

REMAINING OIL AND GAS INTERESTS

The Company's remaining assets are located in Michigan, consisting of a 25% working interest in a 64% net revenue interest in proved reserves and 34 wells which have been inoperative since the Company's ownership. Fleur-David Corporation is currently in the process of reworking the wells, which upon commencement of production, is expected to enable the wells to generate production of approximately 3,315,000 barrels (BBLs) of oil, over a period of ten years, with approximately 65% of such reserves recoverable over a period of four years. Leases, for which the 34 wells are located, are held by force majure (by production).

In December 1993, the Company entered into an agreement with Fleur-David Corporation, whereby the Company contributed its 64% (original interest) working interests in proved reserves. Fleur-David assumed a note payable of $375,000, plus accrued interest from the Company, and paid approximately $250,000 in well lease maintenance costs. In addition, Fleur-David was granted options to purchase 121,500 shares of the Company's common stock at the then fair market value of $4.00 each. Fleur-David was also to provide substantially all the expertise and fund 75% of the costs to perform rework and water-flood of approximately $2,200,000 (see below).

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996


NOTE 12 - DISCONTINUED OPERATIONS, CONTINUED

The Michigan well sites require certain remedial activities, which include abandonment costs. Management has estimated the cost of such remedial activities to range from $1,200,000 to $2,000,000 should its current plan of operation with Fleur-David not continue. Management expects to continue with its initial rework and eventual waterflood project with Fleur-David to minimize the Company's costs associated with remediation and abandonment of the wells. The Company's estimated cost of rework and waterflood, as a 25% joint venture interest holder, is $550,000, $286,000 of which has been paid through December 31, 1996, and the remaining $264,000 included as a liability in the net assets of discontinued operations in the accompanying 1996 consolidated balance sheet.

Fleur-David also obtained a covenant not to sue for clean-up and abandonment costs from the State of Michigan, as required by the joint venture, by depositing $188,000 into an environmental escrow account required by the state. The Company retains a 25% joint venture interest in an average 64% net revenue interest in the project. An adjustment to the carrying value of these oil and gas proved reserves was not effected since the additional costs incurred, and to be incurred by Fleur-David, enhance the value of the interest retained by the Company by a corresponding amount.

OIL AND GAS LEASES

Certain leases were acquired in 1992 as part of the Company's plan of reorganization from Biscayne Petroleum Corporation. On March 25, 1993, the seller agreed to amend certain terms of the acquisition agreement, which, as so amended, provided for the payment of $50,000 in 1993 and the issuance of 226,286 shares of the Company's common stock in satisfaction of the purchase price. The March 1993 amendment also rescinded the issuance of 20,000 shares in December 1992 for $100,000 of debt and $20,000 of interest. The purchase price remained unchanged, after the amendment discussed above, at $2,000,000. The leases, held by production, were assigned for consideration, along with the 77 wells discussed below, in December 1994.

OIL AND GAS WELLS

Certain oil and gas interests, consisting of 77 producing wells, were acquired in 1992 as part of the Company's plan of reorganization from Biscayne Petroleum Corporation. On March 25, 1993, the sellers agreed to convert the outstanding principal balance of an unpaid acquisition note of $590,000, into 98,333 shares of the Company's common stock subject to registration rights and a put right at a price of $6.00 per share and payment of $100,000 in March 1993.

In September 1994, the Company negotiated certain additional terms extending the date by which the registration of the 98,333 shares was required to be effected to March 31, 1995, as amended. However, because the registration was not effected as of March 31, 1995, subject to the terms of the agreement, the Company was obligated to pay $590,000, less the average market value of the 98,333 shares of common stock from April 1, 1995 to April 15, 1995, in 12 equal monthly installments, together with interest at 9% per annum beginning April 1, 1995.

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996



NOTE 12 - DISCONTINUED OPERATIONS, CONTINUED

On March 31, 1995, the agreement was amended to extend the payment term and amounts such that the note will be interest only at 10% per annum from April 1, 1995 until October 1, 1995, at which time the outstanding principal balance will be amortized over 36 months with a balloon payment due on October 1, 1996, together with unpaid interest thereon. On October 1, 1995, the parties agreed to convert the entire principal balance of $467,000 into 373,600 shares of the Company's common stock based on a value of $1.25 per share. At such time, the put right of $6.00 per share was canceled and accordingly, the 98,333 shares discussed above, plus the 373,600 shares (471,933) are reflected in the accompanying consolidated statement of shareholders' equity during the year ended December 31, 1995.

In September 1993, the Company recorded a provision of $1,471,000 for an estimated loss on the disposal of its leases and 77 wells located in Southeastern Ohio. The Company's estimate was based on the current conditions in the gas market, estimated costs to prepare such sites for sale, lease expirations (see reserve quantity information below) and sales commissions.

SALE OF OIL AND GAS LEASES AND WELLS

In December 1994, the Company entered into an arrangement to sell certain proved and unproven gas reserves located in Southeast Ohio for notes valued at approximately $426,000 to a party related to an officer and shareholder of the Company. In connection therewith, the Company obtained two notes, a $300,000 note, bearing interest at 8% per annum, payable $10,000 per month beginning May 1995, and a $150,000 non-interest bearing note, payable based on 50% of excess revenues over $10,000 per month from production, secured by the assets sold.
The Company recorded a loss on the sale of these assets of $567,000. As of December 31, 1996, the principal balance on the notes receivable approximated $288,000.

NOTES PAYABLE

During 1994 and 1995, various corporate affiliates of the Company's chief executive officer advanced an aggregate sum of approximately $100,000 to ExCal primarily to cover overhead expenses in connection with the maintenance of leases and other costs associated with the Company's existing oil and gas interests in Michigan and former interests in Ohio. In February 1996, such accrued amount, along with accrued interest thereon at the rate of 10% per annum, was converted into a demand promissory note in the principal amount of $100,218 payable to the chief executive officer at the rate of 10% per annum. No material overhead expenses were incurred in 1996.

The following summarizes the net assets of the discontinued operations as of December 31, 1996 and 1995 and the results of its operations for each of the years in the three-year period ended December 31, 1996.

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996


NOTE 12 - DISCONTINUED OPERATIONS, CONTINUED


                               Balance sheet items
                                   December 31
                                   -----------

                                                     1996               1995
                                                     ----               ----
Assets:
  Cash                                          $          -       $         -
  Receivable from sale of assets                     288,000            386,000
  Oil and gas activities -
    Proved oil and gas properties                  2,582,000          2,582,000
                                                 -----------        -----------
                                                   2,870,000          2,968,000
Less liabilities:
  Accrued liabilities                               (254,000)          (352,000)
                                                 -----------        -----------
Net assets                                      $  2,616,000       $  2,616,000
                                                 -----------        -----------
                                                 -----------        -----------

                        Results of its operations for the
                  years ended December 31, 1996, 1995 and 1994
                  --------------------------------------------

                                          1996           1995           1994
                                          ----           ----           ----

Revenues                             $     ---      $     ---      $    184,000
                                      -----------    -----------    -----------
Costs and expenses:
  General and administrative               ---            ---           148,000
  Operating costs                          ---            ---           109,000
                                      -----------    -----------    -----------
Total costs                                ---            ---           257,000
                                      -----------    -----------    -----------
Loss from operations                 $     ---      $     ---      $    (73,000)
                                      -----------    -----------    -----------
                                      -----------    -----------    -----------

                          Reserve Quantity Information
                          ----------------------------

                                                      Oil                Gas
                                                   (in BBLs)          (in MCF)
                                                 ------------       ------------
Proved developed:

Balances, January 1, 1994                          2,134,800            902,200
  Revisions of previous estimates                  1,180,000  (1)             -
  Production                                               -            (99,000)
  Sales of assets                                          -           (803,200)
                                                 -----------        -----------

Balances, December 31, 1994                        3,314,800                  -
  Activity                                                 -                  -
                                                 -----------        -----------

Balances, December 31, 1995                        3,314,800                  -
  Activity                                                 -                  -
                                                 -----------        -----------

Balances, December 31, 1996                        3,314,800                  -
                                                 -----------        -----------
                                                 -----------        -----------

(1) In 1994, management determined that certain reserves existed in an additional formation (Berea) which had not has been previously included in the Company's reserve analysis.

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996


NOTE 13 - INCOME TAXES

The following summarizes the benefit for income taxes for the years ended December 31:

                                           1996           1995           1994
                                           ----           ----           ----
     Current:
          Federal                     $     5,000    $         -    $         -
          State                             2,000              -              -
                                       ----------     ----------     ----------
                                            7,000              -              -
                                       ----------     ----------     ----------

     Deferred:
          Federal                        (757,000)      (113,000)      (110,000)
          State                          (136,000)       (20,000)       (20,000)
                                       ----------     ----------     ----------
                                         (893,000)      (133,000)      (130,000)
                                       ----------     ----------     ----------

     Benefit for income taxes         $  (886,000)   $  (133,000)   $  (130,000)
                                       ----------     ----------     ----------
                                       ----------     ----------     ----------

The difference between the federal income tax benefit using a 34% tax rate and the benefit recorded in the accompanying statements of operations for 1995 and 1994 related primarily to increases in the valuation allowances in each year. A reconciliation of the expected statutory Federal income tax provision from continuing operations to the benefit for income taxes for the year ended December 31, 1996 is as follows:

Provision for income taxes at a
 federal statutory rate of 34%                                      $    91,000

Increase (reduction) in income taxes resulting from:

     Changes in the valuation allowance for
      deferred tax assets allocated to income
      tax benefit                                                      (835,000)

     State income taxes                                                   2,000

     Depreciation and amortization, not
      deductible for income tax purposes                                145,000

     Legal settlement and other reserves,
      principally due to accrual for financial
      reporting purposes                                               (264,000)

     Other                                                              (25,000)
                                                                     ----------

     Benefit for income taxes                                       $  (886,000)
                                                                     ----------
                                                                     ----------

At December 31, 1996 and 1995, significant components of the Company's net deferred taxes are as follows:

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996



NOTE 13 - INCOME TAXES, CONTINUED

                                                1996                1995
                                                ----                ----

Deferred tax assets:
  Net operating loss carryforwards        $   8,944,000      $    8,893,000
  Depreciation                                   27,000              17,000
  Deferred rent                                 115,000                   -
  Reserves and allowances                       237,000             690,000
                                         --------------      --------------
                                              9,323,000           9,600,000

Less valuation allowance                     (8,563,000)         (9,600,000)
                                         --------------      --------------

     Total deferred tax assets            $     760,000      $            -
                                         --------------      --------------
                                         --------------      --------------

Deferred tax liability -
  Non-deductible tax basis                   (1,396,000)         (1,529,000)
                                         --------------      --------------

     Total deferred tax liability         $  (1,396,000)       $ (1,529,000)
                                         --------------      --------------
                                         --------------      --------------

The Company's valuation allowance decreased during 1996 by approximately $1,037,000.

At December 31, 1996, the Company has net operating loss carry forwards of approximately $25.5 million for federal income tax reporting purposes and approximately $4.7 million for state reporting purposes, expiring through 2010. The Tax Reform Act of 1986 includes provisions which limit the Federal net operating loss carry forwards available for use in any given year if certain events, including a significant change in stock ownership, occur. Because of such limitations, the Company may only utilize net operating loss carry forwards of approximately $1,500,000 per year for such losses of approximately $3,200,000 incurred prior to December 1992.

NOTE 14 - SEGMENT REPORTING

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

NOTE 15 - VIDEO LOTTERY OPERATIONS

On March 17, 1994, the West Virginia State Legislature expressly authorized the operation of up to 400 video lottery terminals through December 31, 1994, subject to voter approval in a Hancock County referendum, which was approved on May 10, 1994. The statute authorizing the operation of video lottery terminals expires, unless extended, on June 13, 1997. In 1995, the Company received approval from the West Virginia Lottery Commission (the "Lottery Commission") to operate up to 1,000 video lottery terminals, and subsequently increased the number of terminals in operation from 400 to 800 (see Note 18).

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996


NOTE 15 - VIDEO LOTTERY OPERATIONS, CONTINUED

One half of all video lottery terminals must be located in the racetrack grandstand and clubhouse, while the balance may be located at the Company's on-site lodge, as long as parimutuel wagering is operated therein. The Company is subject to annual licensing requirements established by the Lottery Commission; its license has been renewed through June 1997.

In March 1996, the West Virginia code was amended to permit game themes depicting symbols on reels, commonly referred to as "line games" or "video slot games".

A summary of video lottery gross wagers, less winning patron payouts, for the years ended December 31 is as follows:


                                          1996                 1995                1994
                                          ----                 ----                ----
Total Gross Wagers                  $  104,819,000      $   55,988,000      $   23,214,000

Less Winning Patron Payouts            (74,119,000)        (39,509,000)        (15,733,000)
                                    --------------      --------------      --------------

Video Lottery Revenues              $   30,700,000      $   16,479,000      $    7,481,000
                                    --------------      --------------      --------------
                                    --------------      --------------      --------------

The Company pays an administrative fee to the Lottery Commission not to exceed 4% of video lottery terminal net revenues. After assessment of the administrative fee, the Company is obligated to contribute legislatively designated amounts to various funds including two funds which directly or indirectly benefit the Company. These amounts are included in "cost of video lottery" in the consolidated statements of operations.

Amounts contributed to these funds for the years ended December 31 were as follows:

                                            1996               1995                 1994
                                            ----               ----                 ----
HBPA purses                            $ 4,645,000         $ 2,470,000         $ 1,070,000
Company pension plan                       150,000              80,000              31,000
West Virginia general fund               8,989,000           4,780,000           2,371,000
West Virginia Breeders'
 Classic fund                              300,000             159,000              62,000
Hancock County general fund                599,000             319,000             125,000
West Virginia tourism promotion
 fund                                      899,000             478,000             187,000
Veterans Memorial fund                     300,000             159,000              63,000
                                       -----------         -----------         -----------

                                       $15,882,000         $ 8,445,000         $ 3,909,000
                                       -----------         -----------         -----------
                                       -----------         -----------         -----------

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996


NOTE 16 - RACING OPERATIONS

The Company conducts thoroughbred horse racing at Mountaineer Race Track and Gaming Resort. Under West Virginia Horse Racing Law, the Company's commission revenue is a designated portion of the parimutuel wagering handle (amounts wagered).

The West Virginia Racing Commission (the "Racing Commission") authorized a minimum of 220 days of racing; the Company was in compliance with this provision in years reported. The Company is subject to annual licensing requirements established by the Racing Commission, which has renewed the Company's license through December 31, 1997.

On August 5, 1994, the Company renewed its contract with the West Virginia Horsemen's Benevolent Protection Association ("HPBA") for a period of three years. In connection therewith, the Company is required to provide average daily horse racing purses of at least $22,500, as well as operate a certain number of races per day based on criteria provided in the contract.

The Company pays purses into a fund established for the benefit of participating horsemen for each day on which live racing is conducted. Under the provisions of the August 15, 1994 agreement between Mountaineer and the HBPA, the Company has a contractual obligation to pay the horsemen a percentage (the "Earned Commission") of the live and simulcast (satellite off-track wagering) race handle less winning tickets and certain costs incurred by the Company, including certain video lottery contractual expenses (approximately 15.5% of net video
lottery revenues).   Prior to May 1996, by mutual agreement, the actual amounts funded to the horsemen's account equaled advertised purses as opposed to the Earned Commission. Accordingly, the Company recorded an accrued liability in the amount of $85,000 as of December 31, 1995 as the Earned Commission amount was in excess of the advertised purse amounts (amount actually funded). Effective April 1996, the Company redefined its funding obligation such that Earned Commission amounts are funded. As a result, there is no accrued liability in connection with unpaid purses as of December 31, 1996. All unpaid purse amounts reflected in accrued liabilities as of December 31, 1995 were satisfied by December 1996.

A summary of the parimutuel handle and deductions, including satellite off-track wagering, for the years ended December 31 are as follows:

                                           1996                1995                1994
                                           ----                ----                ----
Total parimutuel handle               $ 40,099,000        $ 39,819,000        $ 35,475,000
Less patrons' winning
 tickets and breakage                  (31,766,000)        (31,637,000)        (28,246,000)
                                      ------------        ------------        ------------

                                         8,333,000           8,182,000           7,229,000
Less:
 Parimutuel tax paid to:
 West Virginia and Hancock
  County                                  (487,000)           (472,000)           (442,000)
 Purses and Horsemen's
  Association                           (3,547,000)         (3,447,000)         (3,019,000)
                                      ------------        ------------        ------------

                                      $  4,299,000           4,263,000        $  3,768,000
                                      ------------        ------------        ------------
                                      ------------        ------------        ------------

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996


NOTE 17 - STATEMENTS OF CASH FLOWS

The statements of cash flows exclude the effects of non-cash investing and financing activities for all periods presented. Supplemental disclosures of significant non-cash activities are as follows:

1996

In 1996, the Company satisfied $204,000 of accrued officers compensation via the issuance of 466,676 shares of common stock with a market value of $177,000. Also in 1996, the Company issued 200,000 shares of common stock, valued at $101,000, to an employee and shareholder. These amounts were included in general and administrative expense in the accompanying 1996 consolidated statement of operations.

The Company amended an April 1995 severance agreement with its former chief executive officer in October, 1996. The amendment reduced certain payment obligations, as described in further detail in Note 8. The Company also issued 100,000 shares of common stock, valued at $124,000, pursuant to the amended severance agreement.


In connection with the Jackpot settlement, as described more thoroughly in Note 9, the Company issued 75,000 shares of common stock, valued at $111,000, in final satisfaction of liabilities accrued as of December 31, 1995.

The Company issued shares of common stock and warrants to purchase shares of common stock to various lenders in connection with financing arrangements more fully described in Notes 5, 6 and 7. In the aggregate, 908,206 shares (includes 465,377 shares of common stock subscribed) of common stock, valued at $953,000, and 3,175,000 warrants, valued at $401,000, were issued in 1996. These amounts were recorded as deferred financing costs and interest expense in the accompanying consolidated financial statements.

In 1996, the Company issued 207,500 shares of common stock, valued at $175,000, in satisfaction of compensation owed in connection with 1994 capital raising activities. The value of such shares was charged to general and administrative expenses in the accompanying 1994 consolidated statement of operations and was reflected as an accrued liability on the December 31, 1995 accompanying consolidated balance sheet.

During 1996, the Company issued 275,000 stock options, as more thoroughly described in Note 11, to its outside directors at a value of $69,000.

During 1996, the Company issued 558,593 shares of common stock and is committed to issue 60,471 shares of common stock, valued at $1,165,000, and a promissory note as satisfaction of $1,406,000 of redeemable common stock included on the accompanying 1995 consolidated balance sheet.

See Note 8 for other non-cash transactions.

1995

In 1995, the Company satisfied obligations with respect to 202,833 redeemable common shares, valued at $1,217,000, through the issuance of 463,600 additional shares of its common stock.

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996


NOTE 17 - STATEMENTS OF CASH FLOWS, CONTINUED

The Company issued 225,000 shares to Bennett for loan fees; these amounts, plus 285,000 shares valued at $1,710,000 (aggregate $3,060,000 of costs) were reversed in 1995 due to the cancellation of the $6.00 price guarantee. In satisfaction of such, the Company ultimately issued 1,020,000 additional shares valued at $1,530,000 and relinquished its rights to the original 510,000 shares at a value of $478,000. Such costs were accounted for as deferred finance costs, interest and capitalized interest to its construction in progress.

During the year ended December 31, 1995, the Company issued 77,332 shares valued at approximately $42,000 for services rendered, and the value of such shares was charged to the 1995 consolidated statement of operations. Certain services were rendered in 1995 which were to be satisfied through the issuance of common stock; however, the parties canceled 97,500 shares issued in 1994 which were valued at $100,000. Such amounts are reflected as a reduction from shareholders' equity with a corresponding increase in accrued liabilities.

In connection with the Jackpot settlement, the Company issued 175,000 shares of its common stock in satisfaction of non-current accrued liabilities totaling $414,000 ($525,000 accrued at December 31, 1994).

Certain finance fees totaling $997,500 which were accrued as deferred finance costs in at December 31, 1995, were canceled due to the amendment by the Company and Bennett. In addition, in 1995, the Company issued 60,850 shares in satisfaction of a note payable of approximately $43,000.

1994

During 1994, the Company issued 50,000 common shares for various services rendered valued at $110,000. The Company also issued 10,681 and 97,500 shares of its common stock valued at $40,000 and $100,000, respectively for certain accounts payable and other current assets. The Company recorded compensation expense of $600,000 as a result of options to purchase the Company's common stock at below market values granted to two former shareholders of Mountaineer.

From July 1994 to December 1994, the Company issued 285,000 common shares valued at $1,710,000, accrued $200,000 in loan commissions to be paid in 1995, and accrued $998,000 of construction financing costs which was satisfied through the issuance of common stock. Components of such costs of $1,568,000, $709,000 and $631,000 are excluded from cash expended for deferred financing costs, buildings and improvements and interest expense, respectively.

In December 1994, the Company accrued a liability for the Jackpot settlement costs of $525,000 which was satisfied through the issuance of its common stock in 1995 and 1996.

During 1994, the Company had certain non-cash provisions, net of benefits, reflected in operations aggregating a net benefit of $29,000.

                             MTR GAMING GROUP, INC.

     For Each Of The Years In The Three-Year Period Ended December 31, 1996


NOTE 18 - SUBSEQUENT EVENTS

PURCHASE COMMITMENT

On February 27, 1997 the Company agreed to purchase 400 video lottery terminals in connection with its ongoing expansion of video lottery operations for a total of $3,137,000. The new terminals were placed into operation on March 11, 1997, at which time 200 original terminals placed into service in September 1994 were returned to the lessor without penalty. The current complement of machines include 800 terminals which offer up to four versions of draw poker, one version of blackjack, two versions of keno, and video slot games. Of the remaining terminals, 200 terminals offer four different video poker, keno and blackjack games.

Effective at the date of return, the payment schedule of the September 1994 operating lease agreement, as amended March 26, 1996, is to be further amended. Under the amended schedule, monthly payments will decrease from $119,471 to $100,185, through the termination of the lease in January, 1999. All other lease terms remained unchanged. There are no early termination penalties in connection with this amendment.

In connection with the purchase of the new 400 terminals, Mountaineer paid a $794,000 down payment on February 27, 1997. The remaining $2,343,000 purchase price is due by June 18, 1997.

NOTE RECEIVABLE

As more fully described in Note 10, in March 1994, the Company loaned $50,000 to a non-affiliated Company. The loan was in default on December 31, 1996, accordingly the Company obtained a default judgment against the debtor in March, 1997 in the amount of $65,000, including principal, accrued interest and legal costs. Post-judgment interest accrues at 10% per annum. It is unknown at this time if the debtor has sufficient assets with which to satisfy the judgment.

SETTLEMENT OF MOUNTAINEER PARK ACQUISITION PRICE GUARANTEE

In connection with the December 1992 acquisition of Mountaineer (see Note 2) the Company issued certain shares of the Company's common stock which bore registration rights guaranteed at $6.00 per share. In January 1997, the Company reached a settlement with the holders of 118,948 shares which bore the $6.00 per share price guarantee. In exchange for a cancellation of the price guarantee, the Company paid a cash settlement of $102,000 and issued 100,000 additional shares of the Company's common stock in January 1997.

                             MTR GAMING GROUP, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                  COLUMN A                        COLUMN B       COLUMN C         COLUMN D       COLUMN E
                  --------                        --------       --------         --------       --------

                                                 BALANCE AT                                       BALANCE
                                                 BEGINNING                                       AT END OF
                                                 OF PERIOD       ADDITIONS       DEDUCTIONS       PERIOD
                                                 ----------      ---------       ----------      ---------
Year ended December 31, 1996:

   Allowance for doubtful accounts receivable   $    70,000     $    70,000     $          -    $   140,000
   Allowance for doubtful notes receivable          290,000               -                -        290,000
   Allowance for deferred tax assets              9,600,000               -       (1,037,000)     8,563,000
                                                -----------     -----------     ------------    -----------

                                                $ 9,960,000     $    70,000     $ (1,037,000)   $ 8,993,000
                                                -----------     -----------     ------------    -----------
                                                -----------     -----------     ------------    -----------

Year ended December 31, 1995:

   Allowance for accounts receivable            $    94,000     $         -     $    (24,000)   $    70,000
   Allowance for doubtful notes receivable                -         290,000                -        290,000
   Allowance for deferred tax assets              6,868,000       2,732,000                -      9,600,000
                                                -----------     -----------     ------------    -----------

                                                $ 6,962,000     $ 3,022,000     $    (24,000)   $ 9,960,000
                                                -----------     -----------     ------------    -----------
                                                -----------     -----------     ------------    -----------

Year ended December 31, 1994:

   Allowance for doubtful accounts receivable   $    40,000     $    54,000     $          -    $    94,000
   Allowance for deferred tax assets              3,467,000       3,401,000                -      6,868,000
                                                -----------     -----------     ------------    -----------

                                                $ 3,507,000     $ 3,455,000     $          -    $ 6,962,000
                                                -----------     -----------     ------------    -----------
                                                -----------     -----------     ------------    -----------