Form 10-Q
period 1997-03-31
MTR GAMING GROUP INC
filed 1997-05-15
CIK 834162

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE  SECURITIES EXCHANGE ACT OF 1934
                 for the Quarterly Period Ended MARCH 31, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File Number 0-20508
                                                  -------

                              MTR GAMING GROUP, INC.
               (Exact name of Registrant as specified in its charter)

         DELAWARE                                   84-1103135
         --------                                   ----------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

              STATE ROUTE 2 SOUTH, P.O. BOX 356, CHESTER, WEST VIRGINIA
              ---------------------------------------------------------
                     Address of principal executive offices

                                     26034
                                     -----
                                    Zip Code

                                 (304) 387-5712
                                 --------------
                  Registrant's telephone number, including area code


     Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been the subject to such filing requirements for the past 90 days.

     Yes  X         No
        -----         ------
     Indicate by check mark whether the Company has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Yes  X         No
        -----         ------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          COMMON STOCK, $.00001 PAR VALUE
                          -------------------------------
                                        Class
                                      19,764,291
                                      ----------
                               Outstanding at May 9, 1997

                                MTR GAMING GROUP, INC.
                                 INDEX FOR FORM 10-Q



PART I  -  FINANCIAL INFORMATION                                       PAGE NO.

     Item 1.  Financial Statements

          Condensed and Consolidated Balance Sheets
               at March 31, 1997 and December 31, 1996..................    1

          Condensed and Consolidated Statements of Operations
               for the Three Months Ended March 31, 1997 and 1996.......    3

          Condensed and Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 1997 and 1996..............     4

          Notes to Condensed and Consolidated Financial Statements......    5

     Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................  10

PART II  -  OTHER INFORMATION

     Item 1  -  Legal Proceedings........................................  18
     Item 2  -  Changes in Securities....................................  18
     Item 3  -  Defaults Upon Senior Securities..........................  18
     Item 4  -  Submission of Matters to a Vote of Security Holders......  18
     Item 5  -  Other Information........................................  18
     Item 6  -  Exhibits and Reports on Form 8-K.........................  18

SIGNATURE PAGE...........................................................  20

                                   PART I
                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           MTR GAMING GROUP, INC.
                  CONDENSED AND CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                      March 31    December 31
                                                        1997          1996
                                                      --------    -----------
ASSETS

Current Assets:
    Cash and cash equivalents ................... $  2,868,000    $  4,226,000
    Restricted cash .............................      185,000         185,000
    Accounts receivable, net of allowance
       for doubtful accounts of $140,000 ........      411,000         302,000
    Deferred financing costs ....................      533,000       1,066,000
    Deferred income taxes .......................      760,000         760,000
    Other current assets ........................      518,000         477,000
                                                  ------------    ------------
        Total Current Assets ....................    5,275,000       7,016,000
                                                  ------------    ------------
Property:
    Land ........................................      371,000         371,000
    Buildings ...................................   17,081,000      17,081,000
    Equipment and automobiles ...................    4,794,000       2,451,000
    Furniture and fixtures ......................    2,423,000       2,423,000
    Construction in progress ....................    1,957,000         326,000
                                                  ------------    ------------
                                                    26,626,000      22,652,000
    Less Accumulated Depreciation ...............  ( 4,587,000)    ( 4,199,000)
                                                  ------------    ------------
                                                    22,039,000      18,453,000
                                                  ------------    ------------
Net Assets of Discontinued
    Oil and Gas Activities ......................    2,616,000       2,616,000
                                                  ------------    ------------
Other Assets:
    Excess of cost of investments over net
      assets acquired, net of accumulated
      amortization of $1,085,000 and $1,022,000..    2,689,000       2,752,000
    Deposits and other ..........................       19,000          41,000
                                                  ------------    ------------
                                                     2,708,000       2,793,000
                                                  ------------    ------------
TOTAL ASSETS..................................... $ 32,638,000    $ 30,878,000
                                                  ------------    ------------
                                                  ------------    ------------

                 See accompanying notes to financial statements.

                              MTR GAMING GROUP, INC.
                    CONDENSED AND CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (Continued)


                                                    March 31      December 31
                                                      1997           1996
                                                  ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable ...........................  $  3,100,000    $    909,000
    Other accrued liabilities ..................     1,366,000       1,891,000
    Current portion of long term debt ..........       118,000         186,000
    Current portion of deferred income taxes. ..       133,000         133,000
                                                  ------------    ------------
         Total Current Liabilities .............     4,717,000       3,119,000
                                                  ------------    ------------

Deferred Income Taxes, Less Current Portion ....     1,230,000       1,263,000
                                                  ------------    ------------
Long Term Debt, Less Current Portion ...........    16,229,000      16,230,000
                                                  ------------    ------------
Shareholders' Equity:
    Common stock ...............................         2,000           2,000
    Paid-in-capital ............................    35,068,000      35,173,000
    Accumulated deficit ........................   (24,608,000)    (24,909,000)
                                                  ------------    ------------
        Total Shareholders' Equity .............    10,462,000      10,266,000
                                                  ------------    ------------

TOTAL LIABILITIES  AND SHAREHOLDERS' EQUITY ....  $ 32,638,000    $ 30,878,000
                                                  ------------    ------------
                                                  ------------    ------------


                 See accompanying notes to financial statements.

                             MTR GAMING GROUP, INC.
              CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                     Three Months Ended
                                                          March 31
                                                    1997            1996
                                                    ----            ----
Revenues:
     Video lottery terminals                    $ 10,053,000    $ 5,758,000
     Parimutuel commissions                        1,049,000      1,008,000
     Food, beverage and lodging                      943,000        652,000
     Other                                           197,000        156,000
                                                ------------    -----------
          Total Revenue                           12,242,000      7,574,000
                                                ------------    -----------
Costs and Expenses:
     Cost of video lottery terminals               6,398,000      3,945,000
     Cost of parimutuel commissions                1,282,000      1,136,000
     Cost of food, beverage and lodging              837,000        681,000
     Cost of other revenues                          283,000        216,000
     Marketing and promotions                        578,000        202,000
     General and administrative expenses           1,079,000        993,000
     Depreciation and amortization                   451,000        459,000
                                                ------------    -----------
          Total Costs and Expenses                10,908,000      7,632,000
                                                ------------    -----------
Operating Profit (Loss)                            1,334,000        (58,000)
                                                ------------    -----------
Other Income (Expense):
     Interest income                                  28,000          4,000
     Interest expense                             (1,094,000)      (199,000)
                                                ------------    -----------
                                                  (1,066,000)      (195,000)
Income (Loss) Before
     Benefit for Income Taxes                        268,000       (253,000)
Benefit for Income Taxes                              33,000         33,000
                                                ------------    -----------

Net Income (Loss)                               $    301,000    $  (220,000)
                                                ------------    -----------
                                                ------------    -----------
Net Income (Loss) Per Share                     $       0.02    $     (0.01)
                                                ------------    -----------
                                                ------------    -----------
Weighted Average Number
     of Shares Outstanding                        19,720,244     18,159,783
                                                ------------    -----------
                                                ------------    -----------

            See accompanying notes to financial statements.

                             MTR GAMING GROUP, INC.
              CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                               Three Months Ended    Three Months Ended
                                                                 March 31, 1997        March 31, 1996
                                                                 --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)................................................ $   301,000           $   (220,000)

Adjustments to Reconcile Net Income (Loss)
  to Net Cash Provided by  Operating Activities:
     Deferred financing costs amortization.......................     533,000                304,000
     Depreciation and other amortization.........................     451,000                459,000
     Common stock issued for services rendered...................           0                106,000
     Provision for doubtful accounts and other provisions........           0                130,000
     Deferred income taxes.......................................     (33,000)               (33,000)

Net Changes in Assets and Liabilities:
     Restricted cash.............................................           0                 17,000
     Other current assets........................................    (150,000)               (39,000)
     Accounts payable and accrued liabilities....................    (677,000)                73,000
                                                                  -----------            -----------
     CASH PROVIDED BY
          OPERATING ACTIVITIES................................... $   425,000            $   797,000
                                                                  -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Settlement of prior acquisition costs.......................    (105,000)                     0
     Deposits and other..........................................      22,000                (28,000)
     Capital expenditures........................................  (1,631,000)              (334,000)
                                                                  -----------            -----------
     CASH USED IN INVESTING ACTIVITIES........................... $(1,714,000)           $  (362,000)
                                                                  -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal payments..........................................     (69,000)               (59,000)
     Proceeds from issuance of notes payable.....................           0                380,000
                                                                  -----------            -----------
     CASH PROVIDED BY (USED IN) FINANCING
     ACTIVITIES.................................................. $   (69,000)           $   321,000
                                                                  -----------            -----------

NET INCREASE (DECREASE) IN CASH..................................  (1,358,000)               756,000

Cash, Beginning of Period........................................   4,226,000                807,000
                                                                  -----------            -----------
Cash, End of Period.............................................. $ 2,868,000            $ 1,563,000
                                                                  -----------            -----------
                                                                  -----------            -----------


                           See accompanying notes to financial statements

                           MTR GAMING GROUP, INC.
           NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


Note 1  -  Basis of Presentation

     The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2  -  Commitments and Contingencies

     CORRECTIVE ACTION PLAN. The Company has developed and is implementing a corrective action plan to stop leakage from underground storage tanks at its Mountaineer Race Track and Gaming Resort facility in Chester, West Virginia. In 1995, Management estimated the cost of the plan to be $140,000, consisting of $60,000 in monitoring and operational costs to be expended in 1995 and 1996, and $80,000 in capital expenditures to be incurred in 1996 and 1997. The Company recorded a provision of $140,000 in 1995 for these projected expenses and has entered into a service contract for the installation of equipment and future operating costs. The Company's remaining liability at March 31, 1997 is not material.

     SETTLEMENT OF MOUNTAINEER PARK ACQUISITION PRICE GUARANTEE.   In
connection with the December 1992 acquisition of Mountaineer Park, Inc. the Company issued certain shares of the Company's common stock which bore registration rights guaranteed at $6.00 per share. In January 1997, the Company reached a settlement with the holders of 118,948 shares which bore the $6.00 per share price guarantee. In exchange for a cancellation of the price guarantee, the Company paid a cash settlement of $105,000 and issued 100,000 additional shares of the Company's common stock in January 1997.

     LABOR AGREEMENT. On September 26, 1996, the original term of Mountaineer's labor agreement with approximately sixty (60) mutuel and nine
(9) video lottery employees expired. As of February 18, 1997, Mountaineer and the union agreed to extend the terms of the agreement through September 26, 1997 while negotiating an agreement of longer duration.

Note 3  -  Income Taxes

     The benefit for income taxes recorded in the accompanying statement of operations for the three months ended March 31, 1997 and 1996 results from non-tax deductible depreciation expense attributable to the purchase method of accounting for the Company's investment in Mountaineer Park, Inc. At March 31, 1997, the Company has recorded a valuation allowance of approximately $8.6 million against its primary deferred tax assets (net operating loss carryforwards for federal and state income tax purposes). At March 31, 1997, the Company has approximately $25.5 million in federal net operating loss carryforwards and approximately $4.7 million in state net operating loss carryforwards; the use of such net operating loss carryforwards earned from 1992 through 1995 are subject to certain limitations as a result of change of ownership due to common stock issuances. Due to limitations under the Alternative Minimum Tax rules of the Tax

Reform Act of 1986, the Company expects to make quarterly federal income tax expenditures in the future. Such payments are not expected to have a material impact on operations.

Note 4  -  Financial Accounting Standards Board

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards 128, EARNINGS PER SHARE ("SFAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997. The effect of adopting SFAS 128 has not yet been determined.

Note 5  -  Employment Agreement

     On March 1, 1997, the Company entered a new three year employment agreement with Edson R. Arneault to reflect Mr. Arneault's responsibilities as president and chairman of the Company since April 26, 1995. The new agreement replaces a May 10, 1994 employment agreement pursuant to which Mr. Arneault was employed as president of the Company's wholly owned subsidiary, ExCal Energy Corporation, and vice president in charge of political relations for the Company. The new employment agreement provides that Mr. Arneault will receive a base salary with annual cost of living adjustments and bonuses at the discretion of the Board of Directors. As of March 1, 1997, Mr. Arneault's base salary is $315,000.

     The new agreement provides that if Mr. Arneault's period of employment is terminated by reason of death or physical or mental incapacity, the Company will continue to pay the employee or his estate the compensation otherwise payable to the employee for a period of two years. If the employee's period of employment is terminated for a reason other than death or physical or mental incapacity or for cause, the Company will continue to pay the employee the compensation that otherwise would have been due to him for the remaining period of employment. If the employee's period of employment is terminated for cause, the Company will have no further obligation to pay the employee, other than compensation unpaid at the date of termination. The term "cause" is defined by the agreement as (i) conviction of a felony, (ii) embezzlement or misappropriation of funds or property of the Company or its affiliates, or (iii) refusal to substantially perform, or willful misconduct in the performance of, his duties and obligations under the agreement.

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

     The new employment agreement provides that, during and after the term of the agreement, Mr. Arneault will not directly or indirectly disclose confidential information or trade secrets of the Company to any third party (except as required by law) or use such information for other than Company business without the prior written consent of the Company.

Note 6  -  Long-Term Debt

     $16.1 MILLION TERM LOAN.   On July 2, 1996, Mountaineer entered into a
financing arrangement with a private lending firm for a $5 million working capital loan and an $11.1 million loan commitment. On December 26, 1996, Mountaineer amended and restated its July 2, 1996 term loan agreement, increasing the amount of principal borrowed from $5.0 million to $16.1 million. The Company is guarantor of the Amended and Restated Term Loan
Agreement.   The restated loan agreement bears interest at the rate of 12%
per annum, and calls for payments of interest only until the maturity date of December 26, 1999, at which time all principal and unpaid interest is due.
In connection with this transaction, the Company has agreed to issue 550,000 shares of its common stock and warrants to purchase an additional 1,632,140 shares of the Company's common stock at an exercise price of $1.06 per share (which were fully vested at the date of issuance and expire in 2001). Both the shares and the warrants will be issued in thirteen equal monthly installments commencing December 26, 1996. The Company issued 126,921 shares to the lender in the first quarter of 1997. The shares and warrants were assigned an aggregate value of approximately $777,000, which was recorded as deferred financing costs in the accompanying 1996 consolidated balance sheet. The Company anticipates that it will refinance this $16.1 million loan by July 2, 1997 and, therefore, is amortizing the deferred financing costs through June 30, 1997. If the loan is repaid prior to July 2, 1997, the Company will be obligated to pay a $250,000 fee to non-affiliates of the Company which facilitated the financing, and which amount is being accrued evenly during the first six months of 1997. In the event that the loan is not prepaid by July 2, 1997, the Company is obligated to pay an annual administrative fee of $888,000 on that date, and various other cash and noncash fees on future dates as summarized below:

     - Annual administrative fees totaling 8% of the outstanding principal balance.

     - Up to $25,000 in annual audit fees, due on July 2, 1997, 1998, and 1999.

     - On November 15, 1997, 1998 and 1999, a number of shares of the Company's common stock equal to 5% of the outstanding principal balance on such dates (calculated using the closing price of the stock).

     - On November 15, 1997, 1998 and 1999, warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $1.06.
        All warrants issued in connection with this provision and the following provision of the agreement will be effective for a period of five years.

     - On November 15, 1997, 1998 and 1999, additional warrants to purchase a number of shares to be calculated by a formula, as defined in the loan agreement.

     Management intends to refinance the $16.1 million term loan in its entirety prior to July 2, 1997. The Company has engaged a nationally recognized investment banking firm as a financial advisor and placement agent in such refinancing and believes that it will be able to refinance this debt before July 2 or November 15, 1997. Although Management believes it can complete its refinancing plans on acceptable terms prior to July 2, 1997, there can be no assurances that it will be completed by that date, or at all.

     OTHER DEBT.   At December 31, 1996, the Company owed principal balances
totaling $316,000 on two other term notes, as described more fully in Note 6 to the consolidated financial statements included in the Company's annual report on form 10-K dated December 31, 1996. The Company made principal payments totaling $69,000 relating to these two notes in the first quarter of 1997.

     ANNUAL COMMITMENTS. Future annual principal payments required under all long-term indebtedness as of March 31, 1997, are as follows:

                    Years Ending
                    December 31,
                    ------------
                        1997                 $      117,000
                        1998                         29,000
                        1999                     16,131,000
                        2000                         33,000
                        2001                         37,000
                                             --------------
                                             $   16,347,000
                                             --------------
                                             --------------

     INTEREST EXPENSE. The Company made interest payments on long-term debt totaling $489,000 in the first quarter of 1997 and $12,000 in the first quarter of 1996. At March 31, 1997 the Company's remaining deferred financing costs balance was $533,000.

Note 7  -  Line of Credit

     As part of the Amended and Restated Term Loan Agreement, the Company's lender has provided a line of credit which expires on December 26, 1999. Under the terms of the agreement, the Company may borrow up to a maximum of $5,376,000. The Company is required to pay interest monthly at 15% per annum on amounts borrowed with all unpaid principal and interest due at maturity. As of March 31, 1997 and December 31, 1996, no principal or interest amounts were outstanding. Annual facility fees of $376,000 are due on January 1, 1998 and 1999 pursuant to the agreement. The first annual facility fee of $376,000 became due at the December 26, 1996 loan closing. Pursuant to the loan agreement, $57,900 of these fees were withheld from the proceeds of the December 26, 1996 term loan; the remaining $318,450 will be paid in eleven
equal monthly installments of $28,950 commencing February 1, 1997.   As of
March 31, 1997, the Company had recorded $157,000 as deferred financing costs and $232,000 as an accrued liability in the accompanying condensed consolidated balance sheets relating to the line of credit. Such costs are expected to be amortized through June 30, 1997, since the Company anticipates the refinancing of the term loans and the line, as described in Note 6.

Note 8  -   Capital Transactions

     INCENTIVE PLAN STOCK OPTIONS. On October 2, 1996, the Company's board of directors adopted an incentive stock option plan meeting the requirements of Section 422 of the Internal Revenue Code, subject to shareholder approval.
 In accordance with the plan, 500,000 shares were reserved for issuance at an exercise price of $1.06 per share, the fair market value of the stock on the date of adoption. The shares are subject to certain limitations, and are exercisable over a period of five years. As of March 31, 1997, none of these options have been awarded.

Note 9  -   Enhanced Gaming Legislation and Other Regulatory Changes.

     LEGISLATIVE ACTIONS. The West Virginia Legislature passed two bills in 1997 which enhance various aspects of Mountaineer's existing racing and video lottery operations. Salient features of the bills are summarized below:

     - The "sunset" provision of the Racetrack Video Lottery Act which would have caused the Act's termination in 1997 was repealed.

     - Beginning in 1998, the two West Virginia thoroughbred racetracks are only required to schedule 210 days of live racing per year, down from the current 220 day annual requirement. In addition, procedures have been specified to allow further reductions in the required number of live race days under certain conditions, subject to the approval of the West Virginia Racing Commission.

     - Effective July 1997, a portion of the taxes and assessments on video lottery revenues which are administered by the West Virginia Lottery Commission, which were previously allotted solely to the West Virginia Breeders Classics Association, will be reallocated in the following manner:

        (i) The first $800,000 assessed on statewide video lottery operations will be allocated to the West Virginia Breeders Classics Association.

        (ii) The next $200,000 assessed on statewide video lottery operations will be allocated to Mountaineer to be used for the payment of purses and promotional expenses of a stakes race to be known as the West Virginia Derby.

        (iii) After this annual statewide $1.0 million funding threshold is reached, any further assessments paid will be returned to the respective racetracks from which they were assessed. Any amounts refunded to Mountaineer under this provision are required to be disbursed evenly between capital improvement expenditures and purse payments for the West Virginia Derby.

     - Effective July 1997, Mountaineer and the other three racetracks in West Virginia are permitted to export simulcast broadcasts of their live races. To encourage intrastate simulcasting, the legislation exempts from parimutuel taxation one-half of the racing handle wagered at other West Virginia racetracks on live races conducted at Mountaineer, and vice versa.

     COMMISSION ACTION. In the first quarter of 1997, the West Virginia Lottery Commission removed its prohibition on the installation of "player tracking" software in video lottery terminals, to be used for the purpose of target marketing.

Note 10  -   Advertising Expense

     Marketing and promotions expenses recorded in the first quarter of 1997 are net of approximately $169,000 to be refunded to the Company under the auspices of a state grant to a convention and visitors bureau of which Mountaineer is a member. Management expects to qualify for an additional $161,000 in grant refunds in the second quarter of 1997.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996.

     The Company earned revenues for the respective three month periods in 1997 and 1996 as shown below:

                                                     Three Months Ended
                                                           March 31
                                                   1997               1996
                                                   ----               ----

Operating Revenues
     Video lottery operations                  $  10,053,000      $  5,758,000
     Parimutuel commissions                        1,049,000         1,008,000
     Lodging, food and beverage                      943,000           652,000
     Other revenues                                  197,000           156,000
          Total Revenues                       $  12,242,000      $  7,574,000
                                               -------------      ------------
                                               -------------      ------------

     The Company's Mountaineer Park, Inc. subsidiary has exhibited steady, pronounced revenue growth under the expansion plan which began in 1994, centered around video lottery operations. The emergence of video lottery operations as Mountaineer's dominant profit center has significantly moderated the seasonality experienced in prior year revenue trends.

     The geographic area surrounding the Company's operating facilities in West Virginia experienced extensive flooding and unusually heavy snowfall in the first quarter of 1996. Flood and snow damage in portions of Ohio, West Virginia and Western Pennsylvania reached levels resulting in their designation as a Federal disaster areas. Mountaineer's facilities are situated well above the flood plain and did not sustain any damage; Mountaineer's nearest competitor was extensively damaged and ceased operations for approximately four weeks in the first quarter of 1996.

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

     A summary of the video lottery gross winnings less patron payouts ("net win") for the three months ended March 31, 1997 and 1996 is as follows:

                                                     Three Months Ended
                                                           March 31
                                                   1997               1996
                                                   ----               ----

Total gross wagers                              $ 34,762,000      $ 20,223,000
Less patron payouts                              (24,709,000)      (14,465,000)
Revenues - video lottery operations             $ 10,053,000      $  5,758,000
                                               -------------      ------------
                                               -------------      ------------
Average daily net win per terminal              $        132      $         79
                                               -------------      ------------
                                               -------------      ------------

     Revenues from video lottery operations increased by 75% from $5.8 million in the first quarter of 1996 to $10.1 million in 1997. Management attributes the increase to the following factors: (i) conversion of 350 Card Terminals into Slot Terminals in July, 1996, followed by the conversion of 50 more Card Terminals into Slot Terminals in October 1996, and (ii) commencement of extensive advertising in January 1997, featuring a 30 minute infomercial broadcast on television affiliates within a two hour driving radius.

     The results of video lottery operations reflect a three year trend of significantly increasing aggregate net win, coupled with an increase in average daily net win per terminal since the inception of video slot games. The aggressive infomercial marketing campaign begun in January 1997 will be followed by an extensive direct mail marketing program designed to attract repeat business. Management has undertaken a large scale redecoration of its racetrack grandstand video lottery facilities, including expansion of ancillary dining and bar areas. Management believes it can draw and accommodate significantly heavier patronage to the grandstand gaming facilities, which currently operate only on the Company's 220 annual live race dates. For the three months ended March 31, 1997, average daily net win on the 400 grandstand VLTs was $53 (including $0 for days when there was no live racing), compared to $226 earned on the lodge-based VLTs.

     PARIMUTUEL COMMISSIONS. The Company's revenues from racing operations are derived mainly from Commissions earned on parimutuel wagering handle on live races held at Mountaineer Park and on races conducted at other thoroughbred and greyhound racetracks and simulcast at Mountaineer Park. Mountaineer's parimutuel commissions for the three months ended March 31, 1997 and 1996 are summarized below:

                                                     Three Months Ended
                                                           March 31
                                                   1997               1996
                                                   ----               ----

Simulcast racing parimutuel handle             $   5,435,000      $  5,540,000
Live racing parimutuel handle                      4,161,000         3,715,000
     Less patrons' winning tickets               ( 7,594,000)      ( 7,318,000)
                                               -------------      ------------
                                                   2,002,000         1,937,000
Less:
     State and county parimutuel tax               ( 119,000)         (115,000)
     Purses and Horsemen's Association             ( 834,000)         (814,000)
                                               -------------      ------------
Revenues-parimutuel commissions                $   1,049,000      $  1,008,000
                                               -------------      ------------
                                               -------------      ------------

     Simulcast handle remained relatively constant in the first quarters of 1996 and 1997, dropping 2% to $5.4 million in the latter period. Live racing handle increased by 12% from $3.7 million in 1996 to $4.2 million in 1997, primarily due to the cancellation of eight racing days in 1996 due to severe weather. Mountaineer has completed 50 days of the annually required 220 days in the first quarter of 1997, compared to 44 days in 1996.

     Mountaineer paid average daily live purses of $40,000 in the first three months of 1997 and $26,000 in the corresponding period of 1996. Management believes that live racing handle will increase as racing purses are raised following the concept that higher purses attract higher quality race participants, which in turn captures the interest of wagerers from a larger geographic region. In accordance with this philosophy, Mountaineer plans to offer moderately funded stakes races of up to $20,000 per race during the second quarter of 1997. More sizable stakes races may be offered if a favorable revenue trend develops from this practice. Legislation was approved by the Ohio General Assembly that permitted full-card simulcasting
and off-track betting beginning in September 1996.   Management is unaware of
any imminent plans for competing Ohio racetracks to open any off-track betting sites near Mountaineer Park.

     In 1997 the West Virginia legislature passed a bill which Management believes will help the Company's live racing operations. The bill includes the following important features:

     - Effective July 1997, a portion of the taxes and assessments on video lottery revenues which are administered by the West Virginia Lottery Commission, which were previously allotted solely to the West Virginia Breeders Classics Association, will be reallocated in the following manner:

        (i) The first $800,000 assessed on statewide video lottery operations will be allocated to the West Virginia Breeders Classics Association.

        (ii) The next $200,000 assessed on statewide video lottery operations will be allocated to Mountaineer to be used for the payment of purses and promotional expenses of a stakes race to be known as the West Virginia Derby.

        (iii) After this annual statewide $1.0 million funding threshold is reached, any further assessments paid will be returned to the respective racetracks from which they were assessed. Any amounts refunded to Mountaineer under this provision are required to be disbursed evenly between capital improvement expenditures and purse payments for the West Virginia Derby.

     - Effective July 1997, Mountaineer and the other three racetracks in West Virginia are permitted to export simulcast broadcasts of their live races. To encourage intrastate simulcasting, the legislation exempts from parimutuel taxation one-half of the racing handle wagered at other West Virginia racetracks on live races conducted at Mountaineer, and vice versa.

     - Beginning in 1998, the two thoroughbred tracks in West Virginia will be required to schedule 210 days of live racing annually, down from the current 220 day minimum. Additionally, the bill specifies procedures which will allow further reductions in the required number of live race days if certain conditions exist, subject to approval by the State Racing Commission.

     FOOD, BEVERAGE AND LODGING OPERATIONS. Food, beverage and lodging revenues accounted for a combined increase of 45% to $943,000 for the three months ended March 31, 1997. Management attributes the increase to direct elements of the marketing campaign which commenced in January 1997, as well as the synergistic effects of heavier video lottery patronage. Approximately $683,000 of the first quarter 1997 revenues were derived from food and beverage operations; $461,000 of 1996 first quarter revenues were attributable to food and beverage operations.

     OTHER OPERATING REVENUES. Other sources of revenues increased by $41,000 to $197,000 for the three month period ended March 31, 1997, compared to the same period in 1996. Other operating revenues are primarily derived from the sale of programs, parking and admission fees relating to Mountaineer's racing activities and periodic boxing and concert events.

Costs and Expenses

     Operating costs and gross profit earned from operations for the three month periods ended March 31, 1997 and 1996 are as follows:

                                                     Three Months Ended
                                                           March 31
                                                   1997               1996
                                                   ----               ----

Operating Costs:
    Video lottery operations                   $   6,398,000      $  3,945,000
    Pari-mutuel commissions                        1,282,000         1,136,000
    Lodging, food and beverage                       837,000           681,000
    Other revenues                                   283,000           216,000
                                               -------------      ------------
          Total Operating Costs                $   8,800,000      $  5,978,000
                                               -------------      ------------
                                               -------------      ------------

Gross Profit (Loss):
    Video lottery operations                   $   3,655,000      $  1,813,000
    Pari-mutuel commissions                         (233,000)         (128,000)
    Lodging, food and beverage                       106,000           (29,000)
         Other revenues                              (86,000)          (60,000)
                                               -------------      ------------
         Total Gross Profit                    $   3,442,000      $  1,596,000
                                               -------------      ------------
                                               -------------      ------------

     Mountaineer's 62% increase in revenues resulting from the expanded scope of entertainment offerings resulted in higher total costs, as expenses increased by 47% to $8.8 million in the first quarter of 1997. Gross profit from the Company's four profit centers more than doubled from $1.6 million for the first quarter of 1996 to $3.4 million for the same period in 1997.

      VIDEO LOTTERY OPERATIONS. Costs of VLTs increased by $2.5 million, or 62%, to $6.4 million for the three months ended March 31, 1997, reflecting the increase in statutory expenses directly related to the 75% increase in video lottery revenues. Such expenses accounted for $2.4 million of the total cost increase.

     After payment of a State Administrative Fee of up to 4% of revenues, Mountaineer is obligated to make payments from the remaining video lottery revenues to certain funds administered by the West Virginia Lottery Commission as follows: State Tax 30%, Horsemen's Purse Fund 15.5% Tourism Promotion 3%, Hancock County Tax 2%, Stakes Races 1%, Veterans Memorial 1%, and Employee Pension Fund 0.5%. Assessments paid to the Employee Pension Fund are returned by the Lottery Commission to a defined contribution pension plan administered by Mountaineer Park, Inc. for the sole benefit of Mountaineer Park, Inc. employees. Assessments paid to the Horsemen's Purse Fund are returned by the Lottery Commission to bank accounts administered by Mountaineer for the sole benefit of horse owners who race at Mountaineer. These funds are used exclusively to pay purses for thoroughbred races run at Mountaineer, in amounts determined by Mountaineer in accordance with its agreement with the Horsemen's Benevolent and Protective Association. Taxes and assessments paid to all of these funds are included in "Cost of Video Lottery Terminals" in the Consolidated Statement of Operations. Statutory costs and assessments, including the State Administrative Fee, for the respective three months period are as follows:

                                                     Three Months Ended
                                                           March 31
                                                   1997               1996
                                                   ----               ----

     Employee Pension Fund                     $      48,000      $     28,000
     Horsemen's Purse Fund                         1,496,000           857,000
                                               -------------      ------------
     Subtotal                                  $   1,544,000      $    885,000

     State of West Virginia                        3,296,000         1,888,000
     Tourism Promotion Fund                          290,000           166,000
     Hancock County                                  193,000           111,000
     Stakes Races                                     97,000            55,000
     Veteran's Memorial                               97,000            55,000
                                               -------------      ------------
                                               $   5,517,000      $  3,160,000
                                               -------------      ------------
                                               -------------      ------------

     The remaining significant expenses incurred by video lottery operations consist of VLT lease expense ($320,000 in the first quarter of 1997 compared to $377,000 in 1996), direct and indirect wages and employee benefits ($391,000 in 1997 compared to $228,000 in the first quarter of 1996), and utilities, property tax and insurance ($154,000 in 1997 versus $132,000 in 1996).

      In March, 1997 the Company purchased 400 new Slot Terminals and retired 200 leased Card Terminals. VLT lease expense will decline from approximately $108,000 per month in the first quarter of 1997 to approximately $80,000 per month for the remainder of the lease term. Wages and benefits expense increased from 1996 to 1997 in response to higher levels of patron play; Management believes these costs will experience a moderate increase from the levels experienced in the first quarter of 1997 due to the increase from 800 VLTs to 1000 VLTs in March, 1997 and anticipated growth in patron volume.

     PARIMUTUEL COMMISSIONS. Costs of parimutuel commissions increased by $146,000, or 13%, from $1.1 million in the first quarter of 1996 to $1.3 million in the first quarter of 1997. Totalisator and other lease expenses remained stable at approximately $115,000 in the first quarters of 1997 and
1996.   Wages and benefits relating to the Company's racing operations increased by $120,000, or 25%, to $649,000 in the three months ended March 1997 compared to the prior period, largely as a result of conducting 50 live race performances in 1997 compared to only 44 in the first quarter of 1996.

     Mountaineer's labor agreement with approximately 50 mutuel and 9 video
lottery employees has been extended to September 26, 1997.   There can be no
assurances that a new labor agreement will be finalized prior to the expiration of this extended term.

     FOOD, BEVERAGE AND LODGING OPERATIONS. Operating costs of the Company's lodging, food and beverage operations increased by 23% from $681,000 in the first quarter of 1996 to $837,000 in the first three months of 1997, compared to a 45% increase in revenues from $652,000 to $943,000 during the same periods. Direct expenses of the Company's food and beverage operations increased from $449,000 in the first three months of 1996 to $580,000 during the corresponding period in 1997. The food and beverage operation earned a gross profit of $103,000 in the first three months of 1997, compared to $13,000 in 1996 as higher revenues more fully absorbed the operation's fixed costs. Lodging direct costs totaled $257,000 for the three months ended March 31, 1997, compared to $232,000 in 1996. Lodging operations achieved a gross profit of $3,000 in the 1997 period, compared to a $42,000 loss in the first three months of 1996.

     COST OF OTHER OPERATING REVENUES. Costs of other revenues increased by $67,000 from $216,000 for the three months ended March 31, 1996 to $283,000 for the three months ended March 31, 1997 compared to the same period in 1996.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $83,000 to $1.1 million, or 9%, from $1.0 million for the three month periods ended March 31, 1997 and 1996, respectively. Management's efforts to reduce the cost of corporate overhead continued to yield beneficial results, as corporate general and administrative expenses declined from $395,000 in the first quarter of 1996 to $367,000 in the corresponding period of 1997, a level 20% below the $458,000 posted in the first quarter of 1995. General and administrative expenses at Mountaineer increased slightly from first quarter 1995 levels of $677,000, to $712,000 in the first quarter of 1997. Management expects Mountaineer's general and administrative expenses to increase more significantly than this $35,000 increase experienced from 1995 to 1997 due to the greatly expanded scope of Mountaineer's operations and the assumption of various corporate responsibilities.

     MARKETING AND PROMOTIONS EXPENSE. Marketing expenses of the Company's Mountaineer operation increased from $202,000 in the first three months of 1996 to $578,000 in the first quarter of 1997, as management embarked on an aggressive regional marketing campaign centered around its 30-minute infomercial broadcasts throughout portions of a two hour driving radius of Mountaineer. Marketing and promotions expense in the first quarter of 1997 are net of approximately $169,000 to be refunded to Mountaineer under the auspices of a state grant to a convention and visitors bureau of which Mountaineer is a member. Management expects to qualify for an additional $161,000 in grant refunds in the second quarter of 1997. Patron inquiries from the infomercial are being compiled into a relational database for use in future direct mail marketing campaigns. Management is currently analyzing the potential benefits to be earned from the installation of player tracking software in its video lottery terminals, to enhance its direct mail targeting capabilities. The cost of the software, if purchased, is expected to exceed $500,000.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses remained relatively constant for the first quarters of 1996 and 1997, declining slightly to $451,000 in the latter period. Management expects depreciation expenses to increase in subsequent quarters as new capital improvements are placed into service, most notably a $3.1 million purchase of video lottery terminals which became operational in March 1997.

CASH FLOWS

     The Company's operations produced $425,000 of cash flow in the three months ended March 31, 1997, compared to $797,000 produced in the first three months of 1996. Current year noncash expenses include $451,000 for depreciation and amortization and $533,000 for the amortization of deferred financing costs as interest expense.

     The Company invested $1.6 million for continued expansion and development of its properties at Mountaineer in the first three months of 1997, compared to a $334,000 investment in the first three months of 1996. Also in the first quarter of 1997, the Company settled certain common stock price guarantees relating to the 1992 acquisition of Mountaineer via a $105,000 cash payment and issuance of 100,000 shares of common stock.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company's working capital balance stood at $558,000 at March 31, 1997, and its unrestricted cash balance amounted to $2,868,000. The March 31, 1997 accounts payable balance includes $2.3 million due on June 18, 1997 relating to the purchase of 400 new video Slot

Terminals in March. The Company paid a $794,000 downpayment in connection with this purchase in March, when 200 leased video Card Terminals were retired, reducing future monthly lease payments from $119,000 to $100,000 until the lease maturity in January 1999. There are several conditions and opportunities contemplated at the present time which have bearing on the Company's near and long-term capital needs:

      FINANCING.   The Company repaid its 1994 $10.2 million construction
loan in December 1996, from the proceeds of new term debt financing totaling $16.1 million. Management plans to refinance the $16.1 million term loan in 1997; the loan agreement calls for interest-only payments of approximately $161,000 per month for 36 months, with all principal due in December 1999. The loan provides for annual fees of cash, if not refinanced by July 2, 1997, and cash, stock and warrants, if the Company does not refinance by November 15 of each year. The Company expects to pay a $250,000 fee in connection with the planned 1997 prepayment of the loan; if the contemplated refinancing is not consummated prior to July 2, 1997, the Company is obligated to pay a cash fee of $888,000. The Company has engaged a nationally recognized investment banking firm as a financial advisor and placement agent in such refinancing and believes that it will be able to refinance this debt before July 2 or November 15, 1997. Although management believes it can complete its refinancing plans on acceptable terms prior to July 2, 1997, there can be no assurances that it will be completed by that date, or at all.

     In connection with the December term loan financing, the Company negotiated a revolving line of credit in a maximum amount of $5.4 million, all of which remains available for borrowing at March 31, 1997. Line proceeds may be used, with prior lender approval, for purposes of capital improvements and equipment purchases, gaming industry acquisitions or general corporate purposes.

     CAPITAL IMPROVEMENTS.   The Company is contemplating significant further
expansion of its Mountaineer facility including approximately doubling its hotel room capacity and constructing a regional convention center.
Management intends to finance any expansion program that it executes of this magnitude.

     Management is also contemplating the respective benefits and costs of installing a point of sale computerized player tracking system in its video Slot Terminal network. The cost of the system, if purchased, is expected to exceed $500,000.

     INCREASE IN AUTHORIZED NUMBER OF SHARES. On October 11, 1996, a proposal was adopted at the 1995 Annual Shareholders Meeting to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 25,000,000 to 50,000,000. The purpose of this amendment is to provide a sufficient number of shares for the Company to honor its obligation to issue shares of common stock under various agreements and to be used for corporate purposes in the future. While the Company has no plans to issue shares of common stock other than pursuant to current contractual obligations or in the ordinary course of business, the authorization of additional shares would also give the Company flexibility in future capital raising or acquisition activities.

     ACQUISITIONS.   The Company may pursue strategic business acquisitions
in 1997 if Management believes that a beneficial complement to its existing gaming operations would result. In accordance with this plan, in February 1997, the Company entered into a non-binding letter of intent to lease or purchase real property and equipment currently used in the operation of a racetrack in Michigan. The letter of intent contemplated the Company lending $900,000 on a secured, non-recourse basis to the current owner. Because of the seller's delays in supplying the required due diligence materials, by letter dated April 4, 1997, the Company terminated the transaction.

     DEFERRED INCOME TAX BENEFIT.   Management believes that the substantial
and steady revenue increases earned in the past three years will continue, and ultimately occur in amounts which will allow the Company to utilize its $25.5 million federal net operating loss tax carryforwards, although there are no assurances that sufficient income will be earned in future years to do so. Federal NOL's may be subject to certain limitations; see Note 3 in Notes to Condensed and Consolidated Financial Statements.

     ADVERTISING SUBSIDY.    In October 1996, a not-for-profit convention and
visitors bureau of which Mountaineer Park is a member received approval of a marketing grant application from the West Virginia Division of Tourism.
Under the terms of the grant, Mountaineer will be reimbursed for up to $330,000 of advertising expenses incurred as part of Mountaineer's infomercial advertising campaign to be broadcast in the first half of 1997.
A partial refund of $169,000 was received in May 1997.

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

                                     PART II
                                 OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS

     There is incorporated by reference the information appearing under the caption "Legal Proceedings" in the Company's Form 10-K for the year ended December 31, 1996.

ITEM 2  -  CHANGES IN SECURITIES

     Not applicable.

ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Not applicable.

ITEM 5  -  OTHER INFORMATION

     Not applicable.

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3.1  Articles of Incorporation, as amended (1)

          3.2 Certificate of Amendment of Restated Certificate of Incorporation, filed as of October 18, 1996 (2)

          3.3  By-Laws of the Company  (1)

          4.1 Warrant Certificate No. 9 issued to Madeleine L.L.C., dated July 2, 1996, to purchase 125,549 shares of common stock of MTR Gaming Group, Inc. at $1.06 per share for five years commencing July 2, 1996 (3)

          4.2 Warrant Certificate No. 10 issued to Madeleine L.L.C., dated July 2, 1996, to purchase 125,549 shares of common stock of MTR Gaming Group, Inc. at $1.06 per share for five years commencing July 2, 1996 (3)

          4.3 Warrant Certificate No. 19 issued to Madeleine L.L.C., dated July 2, 1996, to purchase 839,734 shares of common stock of MTR Gaming Group, Inc. at $1.06 per share for five years commencing July 2, 1996 (3)

          4.4 Warrant Certificate No. 20 issued to Brownstone Holdings, L.L.C., dated July 2, 1996, to purchase 373,215 shares of common stock of MTR Gaming Group, Inc. at $1.06 per share for five years commencing July 2, 1996 (3)

          4.5 Warrant Certificate No. 21 issued to Capital One, Inc., dated July 2, 1996, to purchase 279,911 shares of common stock of MTR Gaming Group, Inc. at $1.06 per share for five years commencing July 2, 1996 (3)

         10.1 Employment Agreement, dated March 1, 1997, between MTR Gaming Group, Inc. and Edson R. Arneault.

           27  Financial Data Schedule

FOOTNOTES
         (1) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
         (2) Incorporated by reference from the Company's Current Report on Form 8-K, dated October 18, 1996, filed November 1, 1996.
         (3) Except as herein described, such warrant certificate is substantially identical to Warrant Certificate No. 1, dated July 2, 1996, issued by the Company to Madeleine L.L.C. Warrant Certificate No. 1 is incorporated by reference from Exhibit 4(1) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.


     (b) Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the first quarter of 1997 and thereafter:

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

On February 10, 1997, the Company filed a Current Report on Form 8-K, dated February 5, 1997, reporting under Item 5 (i) a non-binding letter of intent whereby the Company proposes to lease, operate and possibly purchase the Muskegon Race Course, a harness racetrack in Muskegon, Michigan.

On March 21, 1997, the Company filed a Current Report on Form 8-K, dated March 1, 1997, reporting under Item 5 (i) an increase in the number of video lottery terminals at Mountaineer to 1,000, (ii) video lottery net win at Mountaineer for the months of January and February 1997, and (iii) the relocation of the Company's headquarters to West Virginia. SIGNATURES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             MTR GAMING GROUP, INC.
                             ----------------------
                                    (Company)


 /s/ Edson R. Arneault                                      May 14, 1997
-----------------------------
 Edson R. Arneault
 President and Chief Executive Officer



 /s/ Thomas K. Russell                                      May 14, 1997
-----------------------------
 Thomas K. Russell
 Secretary, Treasurer and Chief Financial Officer



 /s/ Robert L. Ruben                                        May 14, 1997
-----------------------------
 Robert L. Ruben
 Director



 /s/ Robert A. Blatt                                        May 14, 1997
-----------------------------
 Robert A. Blatt
 Director