Form 10-Q
period 1997-06-30
MTR GAMING GROUP INC
filed 1997-08-14
CIK 834162

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT of 1934
               for the Quarterly Period Ended JUNE 30, 1997

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

                                     26034
                                   --------
                                   Zip Code

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

                        COMMON STOCK, $.00001 PAR VALUE
                        -------------------------------
                                     Class
                                  19,764,291
                                  ----------
                        Outstanding at August 12, 1997

                             MTR GAMING GROUP, INC.
                              INDEX FOR FORM 10-Q


PART I -- FINANCIAL INFORMATION                                       PAGE NO.

  Item 1 -- Financial Statements

     Condensed and Consolidated Balance Sheets
       at March 31, 1997 and December 31, 1996 . . . . . . . . . . . . .  1
     Condensed and Consolidated Statements of Operations
       for the Three Months Ended March 31, 1997 and 1996. . . . . . . .  3
     Condensed and Consolidated Statements of Cash Flows for the
       Three Months Ended March 31, 1997 and 1996. . . . . . . . . . . .  4
     Notes to Condensed and Consolidated Financial Statements. . . . . .  5
  Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations . . . . . . . . . . . . . . . . . . . . . 11

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 21
  Item 2 - Changes in Securities . . . . . . . . . . . . . . . . . . . . 21
  Item 3 - Defaults upon Senior Securities . . . . . . . . . . . . . . . 21
  Item 4 - Submission of Matters to a Vote of Security Holders . . . . . 21
  Item 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . 21
  Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 21

SIGNATURE PAGE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1. -- FINANCIAL STATEMENTS

                            MTR GAMING GROUP, INC.
                   CONDENSED AND CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                        June 30     December 31
                                                          1997         1996
                                                     -------------  -----------
ASSETS

Current Assets:
 Cash and cash equivalents                            $ 3,003,000   $ 4,226,000
 Restricted cash                                          197,000       185,000
 Accounts receivable, net of allowance
  for doubtful accounts of $140,000                       621,000       302,000
 Deferred financing costs                                       0     1,066,000
 Deferred income taxes                                    760,000       760,000
 Other current assets                                     584,000       477,000
                                                      -----------   -----------
  Total Current Assets                                  5,165,000     7,016,000
                                                      -----------   -----------

Property:
 Land                                                     371,000       371,000
 Buildings                                             17,081,000    17,081,000
 Equipment and automobiles                              5,922,000     2,451,000
 Furniture and fixtures                                 2,423,000     2,423,000
 Construction in progress                               1,816,000       326,000
                                                      -----------   -----------
                                                       27,613,000    22,652,000

 Less Accumulated Depreciation                         (5,070,000)   (4,199,000)
                                                      -----------   -----------
                                                       22,543,000    18,453,000
                                                      -----------   -----------

Net Assets of Discontinued
 Oil and Gas Activities                                 2,616,000     2,616,000
                                                      -----------   -----------

Other Assets:
 Excess of cost of investments over net
  assets acquired, net of accumulated
  amortization of $1,148,000 and $1,022,000             2,626,000     2,752,000
 Deposits and other                                        53,000        41,000
                                                      -----------   -----------
                                                        2,679,000     2,793,000
                                                      -----------   -----------
TOTAL ASSETS                                          $33,003,000   $30,878,000
                                                      -----------   -----------
                                                      -----------   -----------

                See accompanying notes to financial statements.

                            MTR GAMING GROUP, INC.
                   CONDENSED AND CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                  (Continued)


                                                        June 30        December 31
                                                          1997            1996
                                                     ------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                    $    892,000     $    909,000
 Other accrued liabilities                              1,942,000        1,891,000
 Current portion of long term debt                         29,000          186,000
 Current portion of deferred incomes taxes                133,000          133,000
                                                     ------------     ------------
  Total Current Liabilities                             2,996,000        3,119,000
                                                     ------------     ------------

Deferred Income Taxes, Less Current Portion             1,197,000        1,263,000
                                                     ------------     ------------

Long Term Debt, Less Current Portion                   17,201,000       16,230,000
                                                     ------------     ------------

Shareholders' Equity:
 Common stock                                               2,000            2,000
 Paid-in-capital                                       35,068,000       35,173,000
 Accumulated deficit                                  (23,461,000)     (24,909,000)
                                                     ------------     ------------

  Total Shareholders' Equity                           11,609,000       10,266,000
                                                     ------------     ------------

TOTAL LIABILITIES  AND SHAREHOLDERS' EQUITY         $  33,003,000    $  30,878,000
                                                     ------------     ------------
                                                     ------------     ------------

                See accompanying notes to financial statements.

                           MTR GAMING GROUP, INC.
              CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           Three Months Ended          Six Months Ended
                                                                June 30                     June 30
                                                         1997           1996           1997         1996
                                                    -------------   ------------  ------------- -------------
Revenues:
 Video lottery operations                           $  12,732,000   $  6,142,000  $  22,785,000 $  11,900,000
 Parimutuel commissions                                 1,197,000      1,157,000      2,246,000     2,165,000
 Food, beverage and lodging                             1,371,000        921,000      2,314,000     1,573,000
 Other                                                    297,000        297,000        494,000       453,000
                                                    -------------   ------------  -------------  ------------
  Total Revenue                                        15,597,000      8,517,000     27,839,000    16,091,000
                                                    -------------   ------------  -------------  ------------
Costs and Expenses:
 Cost of video lottery operations                       7,907,000      4,083,000     14,305,000     8,028,000
 Cost of parimutuel commissions                         1,509,000      1,361,000      2,791,000     2,497,000
 Cost of food, beverage and lodging                     1,212,000        848,000      2,049,000     1,529,000
 Cost of other revenues                                   280,000        276,000        563,000       492,000
 Marketing and promotions                                 777,000        231,000      1,355,000       433,000
 General and administrative expenses                    1,506,000        652,000      2,585,000     1,645,000
 Depreciation and amortization                            546,000        407,000        997,000       866,000
                                                    -------------   ------------  -------------  ------------
  Total Costs and Expenses                             13,737,000      7,858,000     24,645,000    15,490,000
                                                    -------------   ------------  -------------  ------------
Operating Profit (Loss)                                 1,860,000        659,000      3,194,000       601,000
                                                    -------------   ------------  -------------  ------------

Other Income (Expense):
 Interest income                                           16,000          6,000         44,000        10,000
 Interest expense                                        (762,000)      (593,000)    (1,856,000)     (792,000)
                                                    -------------   ------------  -------------  ------------
  Total Other Expense                                    (746,000)      (587,000)    (1,812,000)     (782,000)


Income (Loss) Before Income Taxes
                                                        1,114,000         72,000      1,382,000      (181,000)
Benefit for Income Taxes                                   33,000         33,000         66,000        66,000
                                                    -------------   ------------  -------------  ------------

Net Income (Loss)                                    $  1,147,000     $  105,000   $  1,448,000   $  (115,000)
                                                    -------------   ------------  -------------  ------------
                                                    -------------   ------------  -------------  ------------
Net Income (Loss) Per Share                          $        .06     $      .01   $        .07   $      (.01)
                                                    -------------   ------------  -------------  ------------
                                                    -------------   ------------  -------------  ------------
Weighted Average Number
 of Shares Outstanding                                 19,764,291     18,274,708     19,742,267    18,217,246
                                                    -------------   ------------  -------------  ------------
                                                    -------------   ------------  -------------  ------------

                See accompanying notes to financial statements.

                            MTR GAMING GROUP, INC.
              CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                     Six Months    Six Months
                                                       Ended          Ended
                                                   June 30, 1997  June 30, 1996
                                                   -------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                     $ 1,448,000   $  (115,000)

Adjustments to Reconcile Net Income (Loss)
 to Net Cash Provided by Operating Activities:
 Deferred financing costs amortization                  1,066,000       230,000
 Depreciation and  amortization                           997,000       866,000
 Common stock issued and stock options granted
  for services rendered                                   292,000
 Provision for doubtful accounts                           40,000
 Provision for settlement (recoveries)                    100,000      (208,000)
 Deferred income taxes                                    (66,000)      (66,000)

Net Changes in Assets and Liabilities:
 Restricted cash                                          (12,000)       15,000
 Prepaid expenses and other                              (426,000)      (80,000)
 Accounts payable and accrued liabilities                 (66,000)     (347,000)
                                                      -----------   -----------
 CASH PROVIDED BY
 OPERATING ACTIVITIES                                 $ 3,041,000   $   627,000
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Settlement of prior acquisition costs                   (105,000)            0
 Deposits and other                                       (12,000)       28,000
 Capital expenditures                                  (4,961,000)     (593,000)
                                                      -----------   -----------
 CASH USED IN INVESTING ACTIVITIES                    $(5,078,000)  $  (565,000)
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments                                      (186,000)   (1,076,000)
 Loan proceeds                                          1,000,000     1,100,000
                                                      -----------   -----------
 CASH PROVIDED BY FINANCING
 ACTIVITIES                                            $  814,000   $    24,000
                                                      -----------   -----------
NET INCREASE (DECREASE) IN CASH                        (1,223,000)       86,000

Cash, Beginning of Period                               4,226,000       807,000
                                                      -----------   -----------
Cash, End of Period                                  $  3,003,000   $   893,000
                                                      -----------   -----------
                                                      -----------   -----------
                See accompanying notes to financial statements

                            MTR GAMING GROUP, INC.
           NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1  -  Basis of Presentation

     The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2  -  Commitments and Contingencies

     CORRECTIVE ACTION PLAN. The Company has developed and is implementing a corrective action plan to stop leakage from underground storage tanks at its Mountaineer Race Track and Gaming Resort facility in Chester, West Virginia. In 1995, Management estimated the cost of the plan to be $140,000, consisting of $60,000 in monitoring and operational costs to be expended in 1995 and 1996, and $80,000 in capital expenditures to be incurred in 1996 and 1997. The Company recorded a provision of $140,000 in 1995 for these projected expenses and has entered into a service contract for the installation of equipment and future operating costs. The Company's remaining liability at June 30, 1997 is not material.

     SETTLEMENT OF MOUNTAINEER PARK ACQUISITION PRICE GUARANTEE.   In
connection with the December 1992 acquisition of Mountaineer Park, Inc., the Company issued certain shares of the Company's common stock with a $6.00 per share price guarantee. In January 1997, the Company reached a settlement with the holders of 118,948 of such shares. In exchange for a cancellation of the price guarantee, the Company paid a cash settlement of $105,000 and issued 100,000 additional shares of the Company's common stock in January 1997. (See Note 12 Subsequent Events with respect to the Company's settlement with the holder of 181,739 additional shares.)

     LABOR AGREEMENT. On September 26, 1996, the original term of Mountaineer's labor agreement with approximately sixty (60) mutuel and nine
(9) video lottery employees expired. On February 18, 1997, Mountaineer and the union agreed to extend the terms of the agreement through September 26, 1997 while negotiating an agreement of longer duration.

     HBPA AGREEMENT.   On August 15, 1997, the original term of
Mountaineer's agreement with the Horsemen's Benevolent and Protective Association, Inc. (HBPA) is due to expire. The HBPA is the exclusive authorized bargaining representative for all thoroughbred horse owners who participate in live races conducted by Mountaineer. Mountaineer contributes all purse funds earned by such horse owners, as well as compensation to the HBPA in an amount equal to 1.5% of the amount paid for purses, from proceeds of its live and simulcast racing and video lottery operations. The West Virginia Racetrack Video Lottery Act conditions annual renewal of video lottery licenses upon, among other things, the licensee's having an agreement regarding video lottery revenue with the representatives of a majority of the horsemen, the parimutuel clerks, and the breeders for the racetrack. While the company believes that Mountaineer will be able to reach an agreement with the HBPA in advance of the July 1, 1998 renewal date, there can be no assurances. Non-renewal would have a material adverse impact on the Company's financial condition. Further, State law concerning annual renewal of Mountaineer's racing license (at December 31) requires Mountaineer to have held 220 live racing meets during 1997 (a racing license, in turn, is prerequisite to a video lottery license). In the event the horsemen refuse to race pending execution of an agreement between Mountaineer and the HBPA, Mountaineer might not be able to complete the required live race meets.
Under such circumstances, Mountaineer would petition the West Virginia Racing Commission for a reduction of the number of required race meets pursuant to procedures provided by a 1997 amendment of the relevant statute. There can be no assurances, however, that such request would be granted.

Note 3  -  Income Taxes

     The benefit for income taxes recorded in the accompanying statement of operations for the three and six months ended June 30, 1997 and 1996 results from non-tax deductible depreciation expense attributable to the purchase method of accounting for the Company's investment in Mountaineer Park, Inc. At June 30, 1997, the Company has recorded a valuation allowance of approximately $8.6 million against its primary deferred tax assets (net operating loss carryforwards for federal and state income tax purposes). At June 30, 1997, the Company has approximately $25.5 million in federal net operating loss carryforwards and approximately $4.7 million in state net operating loss carryforwards; the use of such net operating loss carryforwards earned from 1992 through 1995 are subject to certain limitations as a result of change of ownership due to common stock issuances. Due to limitations under the Alternative Minimum Tax rules of the Tax Reform Act of 1986, the Company expects to make quarterly federal income tax expenditures in the future. Such payments are not expected to have a material impact on operations.

Note 4  -  Financial Accounting Standards Board

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards 128, EARNINGS PER SHARE ("SFAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997. The effect of adopting SFAS 128 has not yet been determined.

     Also in 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE, which is effective for financial statements issued for periods ending after December 15, 1997. The effect of adopting SFAS 129 has not yet been determined.

Note 5  -  Employment Agreements

     OFFICERS. On March 1, 1997, the Company entered into a new three year employment agreement with Edson R. Arneault to reflect Mr. Arneault's responsibilities as president and chairman of the Company, which he assumed on April 26, 1995. The new agreement replaced a May 10, 1994 employment agreement pursuant to which Mr. Arneault was employed as president of the Company's wholly owned subsidiary, ExCal Energy Corporation, and vice president in charge of political relations for the Company. The new employment agreement provides that Mr. Arneault will receive a base salary with annual cost of living adjustments and bonuses at the discretion of the Compensation Committee of the Board of Directors. As of March 1, 1997, Mr. Arneault's base salary is $315,000, an increase of 31%, and he was awarded performance bonuses of $67,500 in December of 1996 and July of 1997. The Compensation Committee obtained the consent of the Company's lender for the increase and bonuses.

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

     OTHER EMPLOYMENT AGREEMENTS. In the second quarter of 1997, the Company entered into new employment agreements with certain employees for periods ranging from one to three years. The agreements provide for certain salaries and stock option incentives in the ordinary course of business, and provide for certain mandatory severance payments in the event of early termination.

     Future annual minimum payments under the Company's employment agreements as of June 30, 1997 are as follows:

                YEARS ENDING
                DECEMBER 31,
                ------------
                    1997                     $  525,000
                    1998                        844,000
                    1999                        675,000
                    2000                        118,000
                                           ------------
                                           $  2,162,000
                                           ------------
                                           ------------

Note 6  -  Long-Term Debt

     $16.1 MILLION TERM LOAN.   On July 2, 1996, Mountaineer entered into a
financing arrangement with a private lending firm for a $5 million working capital loan and an $11.1 million loan commitment. On December 10, 1996, Mountaineer amended and restated its July 2, 1996 term loan agreement, increasing the amount of principal borrowed from $5.0 million to $16.1 million, and providing the Company a $5,376,500 revolving line of credit. The Company is guarantor of the Amended and Restated Term Loan Agreement. Pursuant to the restated loan agreement, Mountaineer must make monthly payments of interest only at the rate of 12% per annum. In connection with this transaction, the Company agreed to issue 550,000 shares of its common stock and warrants to purchase an additional 1,632,140 shares of the Company's common stock at an exercise price of $1.06 per share (which were fully vested at the date of issuance and expire in 2001). The shares and warrants were assigned an aggregate value of approximately $777,000, which was recorded as deferred financing costs in the Company's 1996 consolidated balance sheet included in its annual report on Form 10-K. On July 2, 1997, Mountaineer and its lender again amended and restated this $16.1 million loan, and the Company therefore amortized the deferred financing costs through June 30, 1997. (See Note 12,

Subsequent Events). In the event that the loan had not been prepaid by July 2, 1997, the Company would have been obligated to pay an annual administrative fee of $888,000 on that date, and various other cash and noncash fees on future dates as summarized below:

     - Annual administrative fees totaling 8% of the outstanding principal balance.

     - Up to $25,000 in annual audit fees, due on July 2, 1997, 1998, and 1999.

     - On November 15, 1997, 1998 and 1999, a number of shares of the Company's common stock equal to 5% of the outstanding principal balance on such dates (calculated using the closing price of the stock).

     - On November 15, 1997, 1998 and 1999, warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $1.06. All warrants issued in connection with this provision and the following provision of the agreement would be effective for a period of five years.

     - On November 15, 1997, 1998 and 1999, additional warrants to purchase a number of shares to be calculated by a formula, as defined in the loan agreement.

     OTHER DEBT.   At December 31, 1996, the Company owed principal balances
totaling $316,000 on two other term notes, as described more fully in Note 6 to the consolidated financial statements included in the Company's annual report on Form 10-K dated December 31, 1996. The Company made principal payments totaling $186,000 relating to these two notes in the first six months of 1997.

     ANNUAL COMMITMENTS.   Future annual principal payments required under
all long-term indebtedness as of June 30, 1997 are as follows, after giving appropriate effect to the July 2, 1997 refinancing:

                    YEARS ENDING
                    DECEMBER 31,
                    ------------
                        1997                       $          0
                        1998                             29,000
                        1999                             31,000
                        2000                             33,000
                        2001                         21,513,000
                                                   ------------
                                                   $ 21,606,000

     INTEREST EXPENSE. The Company made interest payments on long-term debt totaling $1,165,000 in the first half of 1997 and $659,000 in the first half of 1996.

Note 7  -  Line of Credit

     As part of the Amended and Restated Term Loan Agreement, the Company's lender provided Mountaineer a revolving line of credit which was originally scheduled to expire on December 10, 1999. Under the terms of the agreement, Mountaineer could borrow up to a maximum of $5,376,000. The agreement required Mountaineer to pay interest monthly at 15% per annum on amounts borrowed with all unpaid principal and interest due at maturity. Mountaineer drew $1,000,000 on the line of credit in June, 1997, which balance was outstanding at June 30 and July 2, 1997, when the loan was amended and restated. (See Note 12, Subsequent Events). A facility fee of $376,000 became due at the December 10, 1996 loan closing.

Pursuant to the loan agreement, $57,900 of these fees were withheld from the proceeds of the December 10, 1996 term loan; the remaining $318,450 were to be paid in eleven equal monthly installments of $28,950 commencing February 1, 1997. Such costs were amortized through June 30, 1997, because of the July 2, 1997 amendment and restatement of the loan. As of June 30, 1997, the Company had recorded $205,000 as an accrued liability in the accompanying condensed consolidated balance sheets relating to the line of credit.

Note 8 -- Capital Transactions

     INCENTIVE PLAN STOCK OPTIONS. On October 2, 1996, the Company's board of directors adopted an incentive stock option plan meeting the requirements of Section 422 of the Internal Revenue Code, subject to shareholder approval. In accordance with the plan, 500,000 shares were reserved for issuance. As of June 30, 1997, none of these options have been awarded.

     On May 27, 1997, the Company's board of directors voted to amend the terms of the options granted to certain officers and key employees of the Company on May 28, 1992 such that, with respect to grantees of such options who are currently employees of the Company or its subsidiaries (in the aggregate, options to purchase 410,867 shares of the Company's common stock at a price of $1.06 per share), the period during which such options may be exercised was extended for a period of ninety (90) days. The options otherwise would have expired on May 28, 1997. This action was taken in furtherance of the goal the Company has previously set forth in its employee stock option plans: to provide the participants with the maximum benefits and to provide an incentive to the management of the Company to motivate their performance.

Note 9 -- Enhanced Gaming Legislation and Other Regulatory Changes.

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

     - Effective July 1997, a portion of the taxes and assessments on video lottery revenues which were previously allotted solely to the West Virginia Breeders Classic Association, will be reallocated in the following manner:

       (i) The first $800,000 assessed on statewide video lottery operations will be allocated to the West Virginia Breeders Classic Association.

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

Note 10 -- Advertising Expense

     Marketing and promotions expenses recorded in the first six months of 1997 are net of approximately $337,000 to be refunded to the Company under the auspices of a state grant to a convention and visitors bureau of which Mountaineer is a member. In June 1997, Mountaineer qualified for an additional grant of $271,000, to reimburse infomercial production and broadcasting expenses to be incurred in the second half of 1997.

Note 11 -- Discontinued Oil and Gas Activities

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

     In December 1994, the Company entered into an arrangement to sell certain of the proved and unproven gas reserves located in Southeast Ohio for notes valued at approximately $426,000 to a party related to an officer and shareholder of the Company. In connection therewith, the Company obtained two notes, a $300,000 note, bearing interest at 8% per annum, payable $10,000 per month beginning May 1995, and a $150,000 non-interest bearing note, payable based on 50% of excess revenues over $10,000 per month from production, secured by the assets sold. The Company recorded a loss on the sale of these assets of $567,000. As of December 31, 1996, the principal balance on the notes receivable approximated $228,000. The purchaser is delinquent on four of the note payments which were due in the first six months of 1997. The Company and the purchaser are negotiating arrangements to bring the account current, and the Company believes the matter will be resolved amicably. The Company is continuing to attempt to sell its remaining oil and gas interests pursuant to the plan of liquidation.

Note 12 -- Subsequent Events

     SETTLEMENT OF MOUNTAINEER PARK ACQUISITION PRICE GUARANTEE. In connection with the December 1992 acquisition of Mountaineer Park, Inc. the Company issued certain shares of the Company's common stock with a $6.00 per share price guarantee. In July 1997, the Company reached a settlement with Bill Blair, Incorporated, which was the former majority shareholder of Mountaineer, and holder of 181,739 of such shares. The settlement was part of a larger transaction by which Mountaineer and the Company resolved all matters outstanding with the holder and its president. Pursuant to the agreement, the price guarantee was extinguished; Mr. Blair repaid in full the $78,000 balance due on a promissory note; the Company paid a cash settlement of $200,000, and canceled a note receivable in the amount of $240,000, and issued 50,000 shares of restricted common stock. The Company had recorded a $240,000 provision for doubtful accounts in 1995 in reference to the note receivable. In July 1997, the Company will record a $278,000 reduction to paid-in-capital and a $78,000 reduction in notes receivable in connection with this transaction.

     LONG-TERM DEBT AND LINE OF CREDIT AMENDMENT AND RESTATEMENT. Effective July 2, 1997, Mountaineer and the Company amended and restated their July 2, 1996 Term Loan Agreement, which had been previously amended and restated as of December 10, 1996. The July 2, 1996 agreement related to a $5 million second trust loan. The December 10, 1996 amendment and restatement (the "First Amended Agreement") reflected an increase in the amount borrowed from $5 million to $16.1 million, established a $5,376,000 revolving line of credit, and converted the lender's position from second to first trust holder.

     The July 2, 1997 Second Amended and Restated Term Loan Agreement (the "Second Amended Agreement") (i) extends the term of the loan to July 2, 2001 (compared to July 2, 1999); (ii) increases the total amount borrowed to $21,476,500 (by virtue of Mountaineer drawing down the line of credit); (iii) eliminates from the First Amended Agreement annual fees of cash in the amount of 8% of the outstanding principal balance of the loan that would have been due on each anniversary of the term loan and stock and warrants of the Company that would have been due each November 15 while the loan is outstanding; and (iv) calls for payments of interest only with the principal due at the end of the four year term. The lender's rights pursuant to the First Amended Agreement with respect to the 550,000 shares of the Company's stock and warrants to purchase 1,632,140 additional shares issued thereunder are unaffected by the Second Amended Agreement. The Company continues to guarantee the loan.

     As consideration for the lender's entering into the Second Amended Agreement, Mountaineer has agreed (i) to pay a one time fee of $1.8 million or 8.5% of the total amount borrowed, which may be paid over the first year of the term; (ii) to pay interest at the rate of 13% (compared to 12% on the $16.1 million term loan and 15% on the $5.4 million line of credit under the First Amended Agreement); and (iii) to pay a call premium equal to 5% in the event of prepayment during the first year of the term, declining to 3% during the second year, 2% in the third year, and 1% in the final year.

     In connection with the First Amended Agreement, pursuant to a December 10, 1996 Fee Agreement, Mountaineer had agreed to pay a fee in the amount of $277,000 to Bridge Capital, LLC, which arranged the transaction, in the event Mountaineer refinanced the loan by July 2, 1997 and thus obtained a waiver of the fee of $888,000 that would have been due pursuant to the First Amended Agreement. On July 10, 1997, Mountaineer paid Bridge Capital, LLC $100,000 in satisfaction of Mountaineer's obligations under the Fee Agreement.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations -- Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996.

     The Company earned revenues for the respective six month periods in 1997 and 1996 as shown below:

                                                       Six Months Ended
                                                           June 30
                                                      1997          1996
                                                -------------  -------------
Operating Revenues:
  Video lottery operations                      $  22,785,000  $  11,900,000
  Parimutuel commissions                            2,246,000      2,165,000
  Lodging, food and beverage                        2,314,000      1,573,000
  Other revenues                                      494,000        453,000
                                                -------------  -------------
    Total Revenues                              $  27,839,000  $  16,091,000
                                                -------------  -------------
                                                -------------  -------------

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

     VIDEO LOTTERY OPERATIONS. Mountaineer has operated video lottery terminals ("VLTs") in West Virginia since December 1992; operations were conducted under a provisional license until September 1994. The West Virginia Racetrack Video Lottery Act, signed in March 1994, allowed the uninterrupted continuation of video lottery games at Mountaineer and permitted the Company to increase its number of VLTs from 165 to 400 on September 4, 1994. In July 1995, the Company placed into operation an additional 400 VLTs, bringing the total number of VLTs in operation to 800. The 800 VLTs then in operation offered only card games and keno ("Card Terminals"). Upon the enactment of the amendment of the video lottery law permitting game themes simulating spinning reels or classic casino slot machines ("Slot Terminals"), in July of 1996 Mountaineer converted 350 Card Terminals into Slot Terminals. In October of 1996, Mountaineer converted an additional 50 Card Terminals to Slot Terminals. In March of 1997, Mountaineer purchased and installed 400 new Slot Terminals and removed 200 previously leased Card Terminals, bringing the total number of VLTs to 1,000 as of March 13, 1997, consisting of 800 Slot Terminals and 200 Card Terminals.

     A summary of the video lottery gross winnings less patron payouts ("net win") for the six months ended June 30, 1997 and 1996 is as follows:

                                                        Six Months Ended
                                                             June 30
                                                        1997           1996
                                                   -------------  -------------
Total gross wagers                                 $  79,170,000  $  42,217,000
Less patron payouts                                  (56,385,000)   (30,317,000)
                                                   -------------  -------------
Revenues - video lottery operations                $  22,785,000  $  11,900,000
                                                   -------------  -------------
                                                   -------------  -------------
Average daily net win per terminal                 $         136  $          82
                                                   -------------  -------------
                                                   -------------  -------------

     Revenues from video lottery operations nearly doubled, increasing by 91% from $11.9 million in the first six months of 1996 to $22.8 million in 1997. Management attributes the increase to the following factors: (i) conversion of 350 Card Terminals into Slot Terminals in July, 1996, followed by the conversion of 50 more Card Terminals into Slot Terminals in October 1996,
(ii) commencement of extensive advertising in January 1997, featuring a 30 minute infomercial broadcast on television affiliates within a two hour driving radius, and (iii) the purchase of 400 new Slot Terminals in March 1997 to replace 200 Card Terminals retired at that time.

     The results of video lottery operations reflect a three year trend of significantly increasing aggregate net win, coupled with an increase in average daily net win per terminal since the inception of video slot games. The aggressive infomercial marketing campaign begun in January 1997 will be followed by an extensive direct mail marketing program designed to attract repeat business. Management has undertaken a large scale redecoration of its racetrack grandstand video lottery facilities, including expansion of ancillary dining and bar areas. Management believes it can draw and accommodate significantly heavier patronage to the grandstand gaming facilities, which currently operate only on the Company's 220 annual live race dates. For the six months ended June 30, 1997, average daily net win on the 500 grandstand VLTs was $54 (including $0 for days when there was no live racing), compared to $218 earned on the 500 lodge-based VLTs.

     PARIMUTUEL COMMISSIONS. The Company's revenues from racing operations are derived mainly from Commissions earned on parimutuel wagering handle on live races held at Mountaineer Park and on races conducted at other thoroughbred and greyhound racetracks and simulcast at Mountaineer Park. Mountaineer's parimutuel commissions for the six months ended June 30, 1997 and 1996 are summarized below:

                                                          Six Months Ended
                                                              June 30
                                                         1997           1996
                                                    ------------  -------------
Simulcast racing parimutuel handle                  $ 10,801,000  $  10,598,000
Live racing parimutuel handle                          9,979,000      9,584,000
 Less patrons' winning tickets                       (16,462,000)   (15,990,000)
                                                    ------------  -------------
                                                       4,318,000      4,192,000
Less:
 State and county parimutuel tax                        (253,000)      (246,000)
 Purses and Horsemen's Association                    (1,819,000)    (1,781,000)
                                                    ------------  -------------
Revenues-parimutuel commissions                     $  2,246,000   $  2,165,000
                                                    ------------  -------------
                                                    ------------  -------------

     Simulcast handle remained relatively constant in the first two quarters of 1996 and 1997, increasing 2% to $10.8 million in the latter period. Live racing handle increased by 4% from $9.6 million in 1996 to $10.0 million in 1997, primarily due to the cancellation of eight racing days in 1996 due to severe weather. Mountaineer has completed 115 days of the annually required 220 days in the first six months of 1997, compared to 108 days completed in the first two quarters of 1996.

     Mountaineer paid average daily live purses of $42,000 in the first six months of 1997 and $29,000 in the corresponding period of 1996. Management believes that live racing handle will increase as racing purses are raised, as higher purses attract higher quality race participants, which in turn captures the interest of wagerers from a larger geographic region. In accordance with this philosophy, Mountaineer plans to offer moderately funded stakes races of up to $25,000 per race during the second half of 1997, and a featured night of racing in which over $100,000 of purses might be offered. More sizable stakes races may be offered in the future if a favorable revenue trend develops from this practice. Legislation was approved by the Ohio General Assembly that permitted full-card
simulcasting and off-track betting beginning in September 1996.   Management
is unaware of any imminent plans for competing Ohio racetracks to open any off-track betting sites near Mountaineer Park.

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

     FOOD, BEVERAGE AND LODGING OPERATIONS. Food, beverage and lodging revenues accounted for a combined increase of 47% to $2.3 million for the six months ended June 30, 1997. Management attributes the increase to direct elements of the infomercial marketing campaign which commenced in January 1997, as well as the synergistic effects of heavier video lottery patronage. Approximately $1,717,000 of the first half 1997 revenues were derived from food and beverage operations, compared to $1,134,000 in the first half of 1996. Mountaineer's lodge-based restaurant and bar venues accounted for $436,000 of the revenue increase from 1996 to 1997, while track-based venues contributed a revenue increase of $147,000. Mountaineer's lodging operations also achieved significant revenues growth, increasing 36% from $439,000 in the first half of 1996 to $596,000 in the corresponding 1997 period.

     OTHER OPERATING REVENUES. Other sources of revenues increased by $41,000 to $494,000 for the six month period ended June 30, 1997, compared to the same period in 1996. Other operating revenues are primarily derived from the sale of live and simulcast racing programs, parking and admission fees relating to Mountaineer's racing activities and periodic boxing and concert events.

Costs and Expenses

    Operating costs and gross profit earned from operations for the six month periods ended June 30, 1997 and 1996 are as follows:

                                                    Six Months Ended
                                                         June 30
                                                   1997           1996
                                              -------------  -------------
Operating Costs:
 Video lottery operations                     $  14,305,000  $   8,028,000
 Parimutuel commissions                           2,791,000      2,497,000
 Lodging, food and beverage                       2,049,000      1,529,000
 Other revenues                                     563,000        492,000
                                              -------------  -------------
  Total Operating Costs                       $  19,708,000  $  12,546,000
                                              -------------  -------------
                                              -------------  -------------
Gross Profit (Loss):
 Video lottery operations                     $  8,480,000   $  3,872,000
 Parimutuel commissions                           (545,000)      (332,000)
 Lodging, food and beverage                        265,000         44,000
 Other revenues                                    (69,000)       (39,000)
                                              ------------   ------------
  Total Gross Profit                          $  8,131,000   $  3,545,000
                                              ------------   ------------
                                              ------------   ------------

    Mountaineer's 73% increase in revenues resulting from the expanded scope of entertainment offerings resulted in higher total costs, as operating costs increased by 57% to $19.7 million in the first two quarters of 1997. Gross profit from the Company's four profit centers more than doubled from $3.5 million for the first two quarters of 1996 to $8.1 million for the same period in 1997, an increase of 129%.

    VIDEO LOTTERY OPERATIONS. Costs of VLTs increased by $6.3 million, or 78%, to $14.3 million for the six months ended June 30, 1997, reflecting the increase in statutory expenses directly related to the 91% increase in video lottery revenues. Such expenses accounted for $5.8 million of the total cost increase.

     After payment of a State Administrative Fee of up to 4% of revenues, Mountaineer is obligated to make payments from the remaining video lottery revenues to certain funds administered by the West Virginia Lottery Commission as follows: State Tax 30%, Horsemen's Purse Fund 15.5%, Tourism Promotion 3%, Hancock County Tax 2%, Stakes Races 1%, Veterans Memorial 1%, and Employee Pension Fund 0.5%. Assessments paid to the Employee Pension Fund are returned by the Lottery Commission to a defined contribution pension plan administered by Mountaineer Park, Inc. for the sole benefit of Mountaineer Park, Inc. employees. Assessments paid to the Horsemen's Purse Fund are returned by the Lottery Commission to bank accounts administered by Mountaineer for the sole benefit of horse owners who race at Mountaineer. These funds are used exclusively to pay purses for thoroughbred races run at Mountaineer, in amounts determined by the Company in accordance with its agreement with the Horsemen's Benevolent and Protective Association. Taxes and assessments paid to all of these funds are included in "Cost of Video Lottery Operations" in the Condensed and Consolidated Statements of Operations. Statutory costs and assessments, including the State Administrative Fee, for the respective six month periods are as follows:

                                                  Six Months Ended
                                                        June 30
                                                 1997          1996
                                             -----------   -----------
Employee Pension Fund                        $   112,000   $    58,000
Horsemen's Purse Fund                          3,458,000     1,799,000
                                             -----------   -----------
Subtotal                                       3,570,000     1,857,000

State of West Virginia                         7,167,000     3,844,000
Tourism Promotion Fund                           669,000       348,000
Hancock County                                   446,000       232,000
Stakes Races                                     223,000       116,000
Veteran's Memorial                               223,000       116,000
                                             -----------   -----------
                                             $12,298,000   $ 6,513,000
                                             -----------   -----------
                                             -----------   -----------

    The remaining significant expenses incurred by video lottery operations consist of VLT lease expense ($586,000 in the first half of 1997 compared to $718,000 in 1996), direct and indirect wages and employee benefits ($863,000 in 1997 compared to $487,000 in the first half of 1996), and utilities, property tax and insurance ($296,000 in 1997 versus $256,000 in 1996).

    In March, 1997 the Company purchased 400 new Slot Terminals and retired 200 leased Card Terminals. VLT lease expense has declined from approximately $108,000 per month in the first quarter of 1997 to approximately $89,000 per month for the remainder of the lease term. Wages and benefits expense increased from 1996 to 1997 in response to higher levels of patron play; Management believes these costs will increase moderately from the levels experienced in the first quarter of 1997 due to the increase from 800 VLTs to 1000 VLTs in March, 1997 and anticipated growth in patron volume.

    PARIMUTUEL COMMISSIONS. Costs of parimutuel commissions increased by $294,000, or 12%, from $2.5 million in the first half of 1996 to $2.8 million in the first six months of 1997. Host track simulcast fees, totalisator and other lease expenses remained stable at approximately $600,000 in the first
six months of 1997 and 1996.   Wages and benefits relating to the Company's
racing operations increased by $240,000, or 20%, to $1.4 million in the six months ended June 1997 compared to the prior period, largely as a result of conducting 115 live race performances in 1997 compared to only 108 in the first six months of 1996.

    Mountaineer's labor agreement with approximately 50 mutuel and 9 video lottery employees has been extended to September 26, 1997. There can be no assurances that a new labor agreement will be finalized prior to the expiration of this extended term.

    On August 15, 1997, the original term of Mountaineer's agreement with the Horsemen's Benevolent and Protective Association, Inc. (HBPA) is due to expire. The HBPA is the exclusive authorized bargaining representative for all thoroughbred horse owners who participate in live races conducted by Mountaineer. Mountaineer contributes all purse funds earned by such horse owners, as well as compensation to the HBPA in an amount equal to 1.5% of the amount paid for purses, from proceeds of its live and simulcast racing and video lottery operations. Management is involved in negotiations with the HBPA for a new contract governing this relationship; however, there can be no assurances that a new agreement will be consummated prior to the expiration date of the current contract. The West Virginia Racetrack Video Lottery Act conditions annual renewal of video lottery licenses upon, among other things, the licensee's having an agreement regarding video lottery revenue with the representatives of a majority of the horsemen, the parimutuel clerks, and the breeders for the racetrack. While the Company believes that Mountaineer will be able to reach agreement with the HBPA in advance of the July 1, 1998 renewal date, there can be no assurances. Non-renewal would have a material adverse impact on the Company's financial condition. Further, State law concerning annual renewal of Mountaineer's racing license (at December 31) requires Mountaineer to have held 220 live racing meets during 1997 (a racing license, in turn, is prerequisite to a video lottery license). In the event the horsemen refuse to race pending execution of an agreement between Mountaineer and the HBPA, Mountaineer might not be able to complete the required live race meets.
Under such circumstances, Mountaineer would petition the West Virginia Racing Commission for a reduction of the number of required race meets pursuant to procedures provided by a 1997 amendment of the relevant statute. There can be no assurances, however, that such request would be granted.

    FOOD, BEVERAGE AND LODGING OPERATIONS. Operating costs of the Company's lodging, food and beverage operations increased by 34% from $1,529,000 in the first half of 1996 to $2,049,000 in the first six months of 1997, compared to a 47% increase in revenues during the same periods. Direct expenses of the Company's food and beverage operations increased from $1,030,000 in the first six months of 1996 to $1,492,000 during the corresponding period in 1997.
The food and beverage operation earned a gross profit of $225,000 in the first six months of 1997, compared to $104,000 in 1996 as higher revenues more fully absorbed the operation's fixed costs. Lodging direct costs totaled $557,000 for the six months ended June 30, 1997, compared to $499,000 in 1996. Lodging operations achieved a gross profit of $39,000 in the 1997 period, compared to a $60,000 loss in the first six months of 1996.

    COST OF OTHER REVENUES. Costs of other revenues increased by $71,000 from $492,000 for the six months ended June 30, 1996 to $563,000 for the six months ended June 30, 1997. Cost of other revenues consist primarily of direct and indirect wages and employee benefits, and supplies and other items purchased for resale.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $940,000 to $2.6 million in the first half of 1997 from $1.6 million for the six month period ended June 30, 1996. Management's efforts to reduce the cost of corporate overhead continued to yield beneficial results, as corporate general and administrative expenses declined from $775,000 in the first half of 1996 to $700,000 in the corresponding period of 1997, a level 24% below the $926,000 posted in the first half of 1995. General and administrative expenses at Mountaineer increased to $1,885,000 in the first six months of 1997, compared to $870,000 and $1,560,000 in the corresponding periods of 1996 and 1995, respectively.

    Wages and benefits expense at Mountaineer increased from $399,000 in the first six months of 1996 to $688,000 for the same period in 1997, due to the transfer of management employees from the corporate office to Mountaineer and the hiring of support staff to administer the expanded scope of Mountaineer's operations and its assumption of various corporate responsibilities. Professional fees at Mountaineer also rose significantly, from $185,000 to $602,000 for the six month periods ended June 30, 1996 and 1997, respectively. Over $300,000 of the increased professional fees were incurred in pursuit of financing alternatives. (See Liquidity and Sources of Capital below).

    MARKETING AND PROMOTIONS EXPENSE. Marketing expenses of the Company's Mountaineer operation increased from $433,000 in the first six months of 1996 to $1,355,000 in the first two quarters of 1997, as management embarked on an aggressive regional marketing campaign centered around its 30-minute infomercial broadcasts. Marketing and promotions expense in the first six months of 1997 are net of approximately $337,000 to be refunded to Mountaineer under the auspices of a state grant to a convention and visitors bureau of which Mountaineer is a member. The Company has qualified for an additional $271,000 in grant refunds to reimburse infomercial production and broadcasting expenses to be incurred in the second half of 1997. Patron inquiries from the infomercial are being compiled into a relational database for use in direct mail marketing campaigns.

    The Company has added to its marketing department staff, producing a $72,000 increase in wage and benefits expense from the prior year period. Significantly expanded marketing activities are reflected in the comparative expense levels for the six months ending June 30, 1997 and 1996, respectively; television advertising $381,000 versus $0, newspaper advertising $216,000 versus $85,000, direct mail marketing $48,000 versus $5,000, and promotional events and discounts $356,000 versus $146,000. Management is currently analyzing the potential benefits to be earned from the installation of player tracking software in its video lottery terminals, to enhance its direct mail targeting capabilities. The cost of the software, if purchased, is expected to exceed $500,000.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses increased by $131,000, or 15%, from $866,000 for the six month period ended June 30, 1996 to $997,000 for the corresponding period in 1997. Management expects depreciation expenses to continue to increase in subsequent quarters as new capital improvements are placed into service, most notably a $3.1 million purchase of 400 video slot terminals which became operational in March 1997.

CASH FLOWS

    The Company's operations produced $3.0 million of cash flow in the six months ended June 30, 1997, compared to $627,000 produced in the first six months of 1996. Current year noncash expenses include $997,000 for depreciation and amortization and $1.1 million for the amortization of deferred financing costs as interest expense.

    The Company invested $5.0 million for continued expansion and development of its properties at Mountaineer in the first six months of 1997 including a $3.1 million investment in video slot terminals, compared to a $593,000 investment in the first six months of 1996. In the first quarter of 1997, the Company settled certain common stock price guarantees relating to the 1992 acquisition of Mountaineer via a $105,000 cash payment and issuance of 100,000 shares of common stock.

     In June 1997, the Company borrowed $1.0 million against its line of credit. On July 2, 1997, the Company and its lender amended and restated the existing loan agreements, converting the line loan to a term loan, as further described below, and subsequently, on July 7, 1997, the lender advanced the remaining $4.4 million balance of the former line of credit to Mountaineer.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company's working capital balance stood at $2.2 million at June 30, 1997, and its unrestricted cash balance amounted to $3.0 million. Racing purses are paid from funds contributed by the Company to bank accounts owned by the horse owners who race at Mountaineer. At June 30, 1997, the balances in these accounts exceeded the purse payment obligations by $553,000; this amount is available for payment of future purse obligations at the discretion of the Company.

    LONG-TERM DEBT AND LINE OF CREDIT AMENDMENT AND REFINANCING. Effective July 2, 1997, Mountaineer and the Company amended and restated their July 2, 1996 Term Loan Agreement, which had been previously amended and restated as of December 10, 1996. The December 10, 1996 amendment and restatement (the "First Amended Agreement") reflected an increase in the amount borrowed from $5 million to $16.1 million, established a $5,376,000 revolving line of credit, and converted the lender's position from second to first trust holder.

    The July 2, 1997 Second Amended and Restated Term Loan Agreement (the "Second Amended Agreement") (i) extends the term of the loan to July 2, 2001 (compared to July 2, 1999); (ii) increases the total amount borrowed to $21,476,500 (by virtue of Mountaineer drawing down the line of credit); (iii) eliminates from the First Amended Agreement annual fees of cash in the amount of 8% of the outstanding principal balance of the loan that would have been due each November 15 while the loan is outstanding; and (iv) calls for payments of interest only with the principal due at the end of the four year term. The lender's rights pursuant to the First Amended Agreement with respect to the 550,000 shares of the Company's stock and warrants to purchase 1,632,140 additional shares issued thereunder are unaffected by the Second Amended Agreement. The Company continues to guarantee the loan.
The Company expects to have excess funds available for investment as a result of this transaction.

    As consideration for the lender's entering into the Second Amended Agreement, Mountaineer has agreed (i) to pay a one time fee of $1.8 million or 8.5% of the total amount borrowed, which may be paid over the first year of the term; (ii) to pay interest at the rate of 13% (compared to 12% on the $16.1 million term loan and 15% on the $5.4 million line of credit under the First Amended Agreement); and (iii) to pay a call premium equal to 5% in the event of prepayment during the first year of the term, declining to 3% during the second year, 2% in the third year and 1% in the final year.

    CAPITAL IMPROVEMENTS.   The Company is contemplating significant further
expansion of its Mountaineer facility including approximately doubling its hotel room capacity and constructing a regional convention center, most likely to occur in 1998 and 1999. The Company may invest in significant infrastructure improvements, also being considered for 1998. The Company may separately finance any construction activities that it executes of this magnitude. Capital improvements of a near-term nature include numerous smaller renovations. Management is considering the purchase of some or all of the 400 video slot terminals and 200 video card terminals which it currently operates under a lease agreement. Management is also contemplating the respective benefits and costs of installing a point of sale computerized player tracking system in its video Slot Terminal network. The cost of the system, if purchased, is expected to exceed $500,000.

    ROAD IMPROVEMENTS. The Company has been informed that the State of West Virginia is contemplating construction projects affecting State Route 2 (the road Mountaineer fronts) both in Weirton (approximately 18 miles to the south) and in Chester (approximately 8 miles to the north). While such road improvements could ultimately benefit Mountaineer by improving traffic flow on Route 2, while any construction is in progress, access to Mountaineer could be impeded. If construction were to make travel to Mountaineer unduly burdensome, patronage at Mountaineer could decline. In that event, the Company's financial condition would be adversely affected. The materiality of such effect would be in proportion to any decline in patronage. The Company may defer large scale capital improvements pending further information about the proposed road construction.

    INCREASE IN AUTHORIZED NUMBER OF SHARES. On October 15, 1996, the Company's shareholders voted to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 25,000,000 to 50,000,000. The purpose of this amendment was to provide a sufficient number of shares for the Company to honor its obligation to issue shares of common stock under various agreements and for future corporate purposes. While the Company has no plans to issue shares of common stock other than pursuant to current contractual obligations or in the ordinary course of business, the authorization of additional shares would also give the Company flexibility in future capital raising or acquisition activities.

    DEFERRED INCOME TAX BENEFIT.   Management believes that the substantial
and steady revenue increases earned in the past three years will continue, and ultimately occur in amounts which will allow the Company to utilize its $25.5 million federal net operating loss tax carryforwards, although there are no assurances that sufficient income will be earned in future years to do so. The utilization of federal net operating losses may be subject to certain limitations; (See Note 3 in Notes to Condensed and Consolidated Financial Statements).

    ADVERTISING SUBSIDY.    In October 1996 and June 1997, a not-for-profit
convention and visitors bureau of which Mountaineer Park is a member received approval of two marketing grant applications from the West Virginia Division of Tourism. Under the terms of the grant, Mountaineer will be reimbursed for up to $608,000 of advertising expenses incurred as part of Mountaineer's infomercial advertising campaign to be broadcast in 1997. A partial refund of $169,000 was received in May 1997.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This document includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact included in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors, including but not limited to weather conditions, road construction affecting major travel routes to Mountaineer, adverse changes in West Virginia video lottery laws or the rates of taxation of video lottery operations, legalization and implementation of new forms of gaming by neighboring states, which would lead to increased competition, loss of the services of the Company's president, and general economic conditions affecting the resort business.


                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    PENDING LITIGATION

    There is incorporated by reference the information appearing under the caption "Legal Proceedings" in the Company's Form 10-K for the year ended December 31, 1996.

    SUBSEQUENT EVENTS

    OVELLE HOLDINGS, INC. V. MTR GAMING GROUP, INC., Circuit Court of Hancock, West Virginia, Civil Action 97-C-133G. On July 24, 1997, the Company and Mountaineer were served with a complaint filed by Ovelle Holdings, Inc. claiming breach of contract and breach of the implied covenant of good faith and dealing in connection with a financing commitment allegedly obtained by the plaintiff for Mountaineer Park, Inc. The complaint seeks recovery of $350,000 in fees, as well as lost profits on shares of the Company's stock the plaintiff alleges it could have purchased, and loan servicing fees, which lost profits and servicing fees are alleged to exceed

$75,000, pre- and post-judgment interest, and costs. Management believes that the claims of the plaintiff are without merit and intends to vigorously defend the action. Management believes that the matter will not result in any material liability to the Company, however, there can be no assurance of such result.

    WANDA ANDERSON, ADMINISTRATRIX OF THE ESTATE OF TERRY D. ELLIOTT V. MOUNTAINEER PARK, INC., Circuit Court of Hancock, West Virginia, Civil Action 97-C-60G. On October 20, 1995, a horse which was stabled by one of the horse owners at Mountaineer became loose and ran onto the highway resulting in an automobile collision and death of a motorist. On April 1, 1997, Mountaineer was served with a complaint by the administratrix of the decedent's estate. The matter, which was covered by insurance, was settled within the policy limits during the third quarter of 1997.

ITEM 2.  CHANGES IN SECURITIES

    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    Not applicable.

ITEM 5.   OTHER INFORMATION

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

              3.1 Articles of Incorporation, as amended (1)

              3.2 Certificate of Amendment of Restated Certificate of
                  Incorporation, filed as of October 18, 1996 (2)

              3.3 By-Laws of the Company  (1)

             10.1 Settlement Agreement and Release, dated July 1, 1997, between MTR Gaming Group, Inc. and Bill Blair, Incorporated

             27   Financial Data Schedule

FOOTNOTES

(1) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
(2) Incorporated by reference from the Company's Current Report on Form 8-K, dated October 18, 1996, filed November 1, 1996.

         (b) Reports on Form 8-K

The Company filed the following Current Report on Form 8-K during the second quarter of 1997 and thereafter:

On July 2, 1997, the Company filed a Current Report on Form 8-K, dated July 8, 1997, reporting under Item 5 (i) the second amendment and restatement of the Company's July 2, 1996 Term

Loan Agreement with Madeleine LLC, and (ii) a compromise fee agreement between the Company and Bridge Capital, LLC, the party who arranged the December 10, 1996 first amendment and restatement of the July 2, 1996 Term Loan Agreement.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            MTR GAMING GROUP, INC.
                            ----------------------
                                   (Company)


/s/ Edson R. Arneault                                August 13, 1997
-----------------------------
Edson R. Arneault
President and Chief Executive Officer

/s/ Thomas K. Russell                                August 13, 1997
-----------------------------
Thomas K. Russell
Secretary, Treasurer and Chief Financial Officer

/s/ Robert L. Ruben                                  August 13, 1997
-----------------------------
Robert L. Ruben
Director

/s/ Robert A. Blatt                                  August 13, 1997
-----------------------------
Robert A. Blatt
Director