Form 10-Q
period 1997-09-30
MTR GAMING GROUP INC
filed 1997-11-14
CIK 834162

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                      FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE  SECURITIES EXCHANGE ACT OF 1934
                 for the Quarterly Period Ended SEPTEMBER 30, 1997

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

                       COMMON STOCK, $.00001 PAR VALUE
                       -------------------------------
                                    Class

                                  19,814,291
                                  ----------
                       Outstanding at November 4, 1997

                                MTR GAMING GROUP, INC.
                                 INDEX FOR FORM 10-Q


PART I  -  FINANCIAL INFORMATION                                                   PAGE NO.
    Item 1  -  Financial Statements

         Condensed and Consolidated Balance Sheets
              at September 30, 1997 and December 31, 1996. . . . . . . . . . . . .     1
         Condensed and Consolidated Statements of Operations
              for the Three and Nine Months Ended September 30, 1997 and 1996. . .     3
         Condensed and Consolidated Statements of Cash Flows for the
              Three and Nine Months Ended September 30, 1997 and 1996. . . . . . .     4
         Notes to Condensed and Consolidated Financial Statements. . . . . . . . .     5
    Item 2  -  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .    13

PART II  -  OTHER INFORMATION

    Item 1  -  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .    22
    Item 2  -  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . .    22
    Item 3  -  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . .    22
    Item 4  -  Submission of Matters to a Vote of Security Holders . . . . . . . .    22
    Item 5  -  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .    22
    Item 6  -  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .    23

SIGNATURE PAGE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24


                                        PART I
                                FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS

                                MTR GAMING GROUP, INC.
                      CONDENSED AND CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)


                                                              September 30       December 31
                                                                  1997               1996
                                                              ------------       ------------
ASSETS
Current Assets:
 Cash and cash equivalents                                    $  8,421,000       $  4,226,000
 Restricted cash                                                   203,000            185,000
 Accounts receivable, net of allowance
   for doubtful accounts of $114,000 and $140,000                  409,000            302,000
 Deferred financing costs                                          462,000          1,066,000
 Deferred income taxes                                           1,015,000            760,000
 Other current assets                                              677,000            477,000
                                                              ------------       ------------

   Total Current Assets                                         11,187,000          7,016,000
                                                              ------------       ------------

Property:
 Land                                                              371,000            371,000
 Buildings                                                      17,218,000         17,081,000
 Equipment and automobiles                                       6,096,000          2,451,000
 Furniture and fixtures                                          2,853,000          2,423,000
 Construction in progress                                        1,656,000            326,000
                                                              ------------       ------------
                                                                28,194,000         22,652,000

 Less Accumulated Depreciation                                  (5,598,000)        (4,199,000)
                                                              ------------       ------------
                                                                22,596,000         18,453,000
                                                              ------------       ------------

Net Assets of Discontinued
 Oil and Gas Activities                                          2,616,000          2,616,000
                                                              ------------       ------------

Other Assets:
 Deferred financing costs                                        1,271,000
 Excess of cost of investments over net
   assets acquired, net of accumulated
   amortization of $1,211,000 and $1,022,000                     2,563,000          2,752,000
 Deposits and other                                                 79,000             41,000
                                                              ------------       ------------
                                                                 3,913,000          2,793,000
                                                              ------------       ------------

TOTAL ASSETS                                                  $ 40,312,000       $ 30,878,000
                                                              ------------       ------------
                                                              ------------       ------------

                   See accompanying notes to financial statements.

                                MTR GAMING GROUP, INC.
                      CONDENSED AND CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                                     (Continued)


                                                  September 30      December 31
                                                      1997             1996
                                                  ------------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                 $    664,000    $    909,000
 Accrued interest                                    1,346,000
 Other accrued liabilities                           1,811,000       1,891,000
 Current portion of long term debt                      29,000         186,000
 Current portion of deferred incomes taxes             133,000         133,000
                                                  ------------    ------------
   Total Current Liabilities                         3,983,000       3,119,000
                                                  ------------    ------------

Deferred Income Taxes, Less Current Portion          1,164,000       1,263,000
                                                  ------------    ------------

Long Term Debt, Less Current Portion                21,578,000      16,230,000
                                                  ------------    ------------

Shareholders' Equity:
 Common stock                                            2,000           2,000
 Paid-in-capital                                    34,865,000      35,173,000
 Accumulated deficit                               (21,280,000)    (24,909,000)
                                                  ------------    ------------

   Total Shareholders' Equity                       13,587,000      10,266,000
                                                  ------------    ------------

TOTAL LIABILITIES  AND SHAREHOLDERS' EQUITY       $ 40,312,000    $ 30,878,000
                                                  ------------    ------------


                   See accompanying notes to financial statements.

                                MTR GAMING GROUP, INC.
                 CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                              Three Months Ended             Nine Months Ended
                                                 September 30                  September 30
                                             1997           1996           1997          1996
                                         ------------   ------------   ------------  ------------
Revenues:
 Video lottery operations                $ 14,400,000   $ 10,067,000   $ 37,185,000  $ 21,967,000
 Parimutuel commissions                     1,214,000      1,232,000      3,460,000     3,397,000
 Food, beverage and lodging                 1,711,000      1,396,000      4,025,000     2,969,000
 Other                                        338,000        381,000        832,000       834,000
                                         ------------   ------------   ------------  ------------
   Total Revenue                           17,663,000     13,076,000     45,502,000    29,167,000
                                         ------------   ------------   ------------  ------------

Costs and Expenses:
 Cost of video lottery operations           8,894,000      6,343,000     23,199,000    14,371,000
 Cost of parimutuel commissions             1,637,000      1,571,000      4,428,000     3,860,000
 Cost of food, beverage and lodging         1,424,000      1,064,000      3,473,000     2,593,000
 Cost of other revenues                       226,000        302,000        789,000       794,000
 Marketing and promotions                   1,077,000        617,000      2,432,000     1,050,000
 General and administrative expenses        1,131,000        748,000      3,716,000     2,809,000
 Depreciation and amortization                591,000        435,000      1,588,000     1,301,000
                                         ------------   ------------   ------------  ------------
   Total Costs and Expenses                14,980,000     11,080,000     39,625,000    26,778,000
                                         ------------   ------------   ------------  ------------

Operating Profit                            2,683,000      1,996,000      5,877,000     2,389,000
                                         ------------   ------------   ------------  ------------

Other Income (Expense):
 Interest income                               54,000         21,000         98,000        31,000
 Interest expense                            (780,000)      (924,000)    (2,636,000)   (1,716,000)
 Nonrecurring income                                         321,000                      529,000
                                         ------------   ------------   ------------  ------------
   Total Other Expense                       (726,000)      (582,000)    (2,538,000)   (1,156,000)


Income Before Income Taxes
                                            1,957,000      1,414,000      3,339,000     1,233,000
Benefit for Income Taxes                      224,000         34,000        290,000       100,000
                                         ------------   ------------   ------------  ------------


Net Income                               $  2,181,000   $  1,448,000   $  3,629,000  $  1,333,000
                                         ------------   ------------   ------------  ------------
                                         ------------   ------------   ------------  ------------

Net Income Per Share                     $        .10   $        .08   $        .17  $        .07
                                         ------------   ------------   ------------  ------------
                                         ------------   ------------   ------------  ------------
Weighted Average Number
 of Shares Outstanding                     21,378,434     18,702,179     20,881,375    18,378,890
                                         ------------   ------------   ------------  ------------
                                         ------------   ------------   ------------  ------------



                   See accompanying notes to financial statements.

                                MTR GAMING GROUP, INC.
                 CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)



                                                    Nine Months Ended   Nine Months Ended
                                                       September 30,       September 30,
                                                           1997                1996
                                                    -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                             $  3,629,000        $  1,333,000

Adjustments to Reconcile Net Income
 to Net Cash Provided by Operating Activities:
 Deferred financing costs amortization                    1,242,000             569,000
 Depreciation and  amortization                           1,588,000           1,301,000
 Common stock issued and stock options granted
   for services rendered                                     75,000             332,000
 Provision for doubtful accounts                                                 42,000
 Provision for settlement (recoveries)                      100,000            (579,000)
 Deferred income taxes                                     (354,000)           (100,000)


Net Changes in Assets and Liabilities:
 Restricted cash                                            (18,000)            (31,000)
 Prepaid expenses and other                                (367,000)           (143,000)
 Accounts payable and accrued liabilities                  (425,000)         (2,173,000)
                                                        -----------         -----------

 CASH PROVIDED BY
 OPERATING ACTIVITIES                                   $ 5,470,000         $   551,000
                                                        -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Note receivable from shareholder                                                69,000
 Deposits and other                                        ( 38,000)             27,000
 Settlement of prior acquisition costs                     (383,000)
 Capital expenditures                                    (5,125,000)         (1,057,000)
                                                        -----------         -----------
 CASH USED IN INVESTING ACTIVITIES                      $(5,546,000)        $  (961,000)
                                                        -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Loan fees paid                                            (920,000)           (619,000)
 Principal payments                                        (186,000)         (2,826,000)
 Loan proceeds                                            5,377,000           6,100,000
                                                        -----------         -----------

 CASH PROVIDED BY FINANCING
 ACTIVITIES                                             $ 4,271,000         $ 2,655,000
                                                        -----------         -----------

NET INCREASE IN CASH                                      4,195,000           2,245,000

Cash, Beginning of Period                                 4,226,000             807,000
                                                        -----------         -----------

Cash, End of Period                                     $ 8,421,000         $ 3,052,000
                                                        -----------         -----------
                                                        -----------         -----------




                    See accompanying notes to financial statements

                                MTR GAMING GROUP, INC.
               NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


Note 1  -  Basis of Presentation

    The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2  -  Commitments and Contingencies

    CORRECTIVE ACTION PLAN. The Company has developed and is implementing a corrective action plan to stop leakage from underground storage tanks at its Mountaineer Race Track and Gaming Resort facility in Chester, West Virginia. In 1995, Management estimated the cost of the plan to be $140,000, consisting of $60,000 in monitoring and operational costs to be expended in 1995 and 1996, and $80,000 in capital expenditures to be incurred in 1996 and 1997. The Company recorded a provision of $140,000 in 1995 for these projected expenses and has entered into a service contract for the installation of equipment and future operating costs. The Company's remaining liability at September 30, 1997 is not material.

    SETTLEMENT OF MOUNTAINEER PARK ACQUISITION PRICE GUARANTEE.   In
connection with the December 1992 acquisition of Mountaineer Park, Inc., the Company issued certain shares of the Company's common stock with a $6.00 per share price guarantee. In January 1997, the Company reached a settlement with the holders of 118,948 of such shares. In exchange for a cancellation of the price guarantee, the Company paid a cash settlement of $105,000 and issued 100,000 additional shares of the Company's common stock in January 1997. The Company recorded a $105,000 charge to paid-in-capital in connection with this transaction.

    In July 1997, the Company reached a settlement with Bill Blair, Incorporated, which was the former majority shareholder of Mountaineer, and holder of 181,739 additional guaranteed shares. The settlement was part of a larger transaction by which Mountaineer and the Company resolved all matters outstanding with the holder and its president. Pursuant to the agreement, the price guarantee was extinguished, the Company paid a cash settlement of $278,000 out of which Mr. Blair repaid in full the $78,000 balance due on a promissory note, and the Company canceled a note receivable in the amount of $240,000 and issued 50,000 shares of restricted common stock. The Company had recorded a $240,000 provision for doubtful accounts in 1995 in reference to the note receivable. The Company recorded a $278,000 reduction to paid-in-capital and a $78,000 reduction in notes receivable in connection with this transaction.

    LABOR AGREEMENT. On September 26, 1996, the original term of Mountaineer's labor agreement with approximately sixty (60) mutuel and fourteen (14) video lottery employees expired. In a series of extensions, Mountaineer and the union have agreed to extend the term of the agreement through November 30, 1997 while negotiating an agreement of longer duration.

    HBPA AGREEMENT.     On August 15, 1997, Mountaineer executed a new
agreement with the Horsemen's Benevolent and Protective Association, Inc.
(HBPA). The HBPA is the exclusive authorized bargaining representative for all thoroughbred horse owners who participate in live races conducted by Mountaineer. Mountaineer contributes all purse funds earned by such horse owners, as well as compensation to the HBPA in an amount equal to 1.5% of the amount paid for purses, from proceeds of its live and simulcast racing and video lottery operations. Mountaineer is required to conduct a minimum of 210 live racing events annually during the term of the agreement, down from a minimum threshold of 220 days under the prior contract. Also, the minimum daily purse payment will increase from $22,500 under the prior agreement to $30,000. The new agreement, which expires on January 1, 2001, contains no other material changes from the prior agreement.

    NONRECURRING INCOME.       In the first nine months of 1996, the Company
negotiated significant reductions in three previously accrued obligations, and as a result recorded $529,000 in nonrecurring income. The nonrecurring income resulted from the following: (i) In 1995, the Company recorded a provision for loss in the amount of $308,000 in connection with a legal judgment which had been assessed against Mountaineer. In June 1996, the related lawsuit was settled upon a cash payment of $100,000; (ii) In September 1996, the Company reached agreement in a dispute over trade accounts payable. A $411,000 claim for professional fees, which was accrued as of December 31, 1995, was satisfied in full upon payment of a $150,000 cash settlement in September 1996; (iii) In July 1994, the Company entered into an agreement in settlement of claims arising from a 1993 financial advisory agreement. In connection therewith, the Company accrued a $150,000 liability and issued warrants to purchase 145,000 shares of common stock with registration rights, exercisable at a price of $6.25 per share through January 15, 1997. In September 1996, the settlement agreement was amended as follows: (a) the obligation to remit the $150,000 payment was reduced to $90,000 in return for an immediate payment, and (b) the exercise price of the previously issued warrants was reduced to $3.00 per share and the exercise period was extended to January 15, 1998.

 Note 3  -  Income Taxes

    The benefit for income taxes recorded in the accompanying statement of operations for the three and nine months ended September 30, 1997 and 1996 results from non-tax deductible depreciation expense attributable to the purchase method of accounting for the Company's investment in Mountaineer Park, Inc. and a $255,000 reduction in the valuation allowance for deferred
tax assets in the third quarter of 1997.   At September 30, 1997, the Company
has recorded a valuation allowance of approximately $8.3 million against its primary deferred tax assets (net operating loss carryforwards for federal and state income tax purposes). At September 30, 1997, the Company has approximately $21.8 million in federal net operating loss carryforwards and approximately $4.7 million in state net operating loss carryforwards. The use of such net operating loss carryforwards earned from 1992 through 1995 are subject to certain limitations as a result of change of ownership due to common stock issuances. Due to limitations under the Alternative Minimum Tax
(AMT) rules of the Tax Reform Act of 1986, the Company expects to make quarterly federal income tax expenditures in the future. In the third quarter of 1997, the Company accrued a $65,000 provision for federal income taxes in connection with these AMT limitations. Future payments are not expected to have a material impact on operations.

Note 4  -  Financial Accounting Standards Board

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 will revise the standards for computing and presenting earnings per share, as heretofore performed in accordance with Accounting Principles Board Opinion No. 15. SFAS 128 will require restatement of all prior period earnings per share information appearing in financial statements issued for periods ending after December 15, 1997. The effect of adopting SFAS 128 has not yet been determined.

    Also in 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE, which is effective for financial statements issued for periods ending after December 15, 1997.

Note 5  -  Employment Agreements

    OFFICERS. On March 1, 1997, the Company entered into a new three year employment agreement with Edson R. Arneault to reflect Mr. Arneault's responsibilities as president and chairman of the Company, which he assumed on April 26, 1995. The new agreement replaced a May 10, 1994 employment agreement pursuant to which Mr. Arneault was employed as president of the Company's wholly owned subsidiary, ExCal Energy Corporation, and vice president in charge of political relations for the Company. The new employment agreement provides that Mr. Arneault will receive a base salary with annual cost of living adjustments and bonuses at the recommendation of the Compensation Committee and upon approval by the board of directors. As of March 1, 1997, Mr. Arneault's base salary is $315,000, an increase of 31%, and he was awarded performance bonuses of $67,500 each in December of 1996 and July of 1997. The Compensation Committee obtained the consent of the Company's lender for the increase and bonuses.

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

    In the event that the termination of the employee's period of employment occurs after there has been a change of control of the Company and (i) the termination is not for cause or by reason of the death or physical or mental disability of the employee or (ii) the employee terminates his employment for good reason, as defined in the agreement, then the employee will have the right to receive within thirty days of the termination, a sum that is three times his annual base salary, but not to exceed the amount deductible by the Company under the Internal Revenue Code of 1986.

    OTHER EMPLOYMENT AGREEMENTS. In the second quarter of 1997, the Company entered into new employment agreements with certain employees for periods ranging from one to three years. The agreements provide for certain salaries and stock option incentives in the ordinary course of business, and provide for certain mandatory severance payments in the event of early termination. Future annual minimum payments under the Company's employment agreements as of September 30, 1997 are as follows:

                  Years Ending
                  December 31,
                  ------------
                      1997                     $   280,000
                      1998                         788,000
                      1999                         675,000
                      2000                         118,000
                                               -----------
                                               $ 1,861,000
                                               -----------
                                               -----------

Note 6  -  Long-Term Debt

    $21.5 MILLION TERM LOAN.   On July 2, 1996, Mountaineer entered into a
financing arrangement with a private lending firm for a $5.0 million working capital loan and an $11.1 million loan commitment. On December 10, 1996, Mountaineer amended and restated its July 2, 1996 term loan agreement, increasing the amount of principal borrowed from $5.0 million to $16.1 million (the "First Amended Agreement"), and providing the Company a $5,376,500 revolving line of credit. In connection with these transactions, the Company agreed to pay various cash fees and to issue 550,000 shares of its common stock and warrants to purchase an additional 1,632,140 shares of the Company's common stock at an exercise price of $1.06 per share (which were fully vested at the date of issuance and expire in 2001). The shares and warrants were assigned an aggregate value of approximately $777,000, which was recorded as deferred financing costs in the Company's 1996 consolidated balance sheet included in its annual report on Form 10-K.

    On July 2, 1997, Mountaineer and its lender again amended and restated this $16.1 million loan, and the Company therefore amortized the deferred financing costs for the First Amended Agreement in full through June 30, 1997. The July 2, 1997 Second Amended and Restated Term Loan Agreement (the "Second Amended Agreement") bore the following revisions from the prior loan agreements:

    i)      The maturity date of the loan was extended to July 2, 2001.

    ii) The principal amount borrowed was increased to $21,476,500 (by drawing down the line of credit).

    iii) Annual cash fees in the amount of 8% of the outstanding principal balance due on each anniversary of the term loan were eliminated.

    iv) Annual warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $1.06, due to be issued on November 15, 1997, 1998 and 1999 were eliminated.

    v) Annual warrants to purchase additional shares in a number to be calculated under a formula defined in the First Amended Agreement, due to be issued on November 15, 1997, 1998 and 1999, were eliminated.

    As consideration for the Second Amended Agreement, Mountaineer has agreed to pay the lender (i) a one time fee of $1.8 million, which may be paid over the first year of the term; (ii) interest at the rate of 13% (compared to 12% on the $16.1 million term loan and 15% on the $5.4 million line of credit under the First Amended Agreement); and (iii) a call premium equal to 5% in the event of prepayment during the first year of the term, declining to 3% during the second year, 2% in the third year, and 1% in the final year. The Company continues to guarantee the loan, and the lender's security position has been improved from second to first trust holder.

    In connection with the First Amended Agreement, pursuant to a December 10, 1996 Fee Agreement, Mountaineer agreed to pay Bridge Capital, LLC, which had arranged the transaction, $277,500 in the event Mountaineer refinanced the loan by July 2, 1997 and thus obtained a waiver of the $888,000 fee that would have been due pursuant to the First Amended Agreement. In July 1997, Mountaineer paid Bridge Capital, LLC $100,000 in satisfaction of Mountaineer's obligations under the Fee Agreement.

    OTHER DEBT.   At December 31, 1996, the Company owed principal balances
totaling $316,000 on two other term notes, as described more fully in Note 6 to the consolidated financial statements included in the Company's annual report on Form 10-K dated December 31, 1996. The Company made principal payments totaling $186,000 relating to these two notes in the first nine months of 1997.

    ANNUAL COMMITMENTS.   Future annual principal payments required under all
long-term indebtedness as of September 30, 1997 are as follows:


                       Years Ending
                       December 31,
                       ------------
                           1997                $          0
                           1998                      29,000
                           1999                      31,000
                           2000                      33,000
                           2001                  21,514,000
                                               ------------
                                               $ 21,607,000
                                               ------------
                                               ------------

    INTEREST EXPENSE. The Company made interest payments on long-term debt totaling $702,000 and $1,680,000, respectively, for the three and nine month periods ended September 30, 1997.

Note 7  -  Line of Credit

    As part of the Amended and Restated Term Loan Agreement, the Company's lender provided Mountaineer a revolving line of credit which was originally scheduled to expire on December 26, 1999. Under the terms of the agreement, Mountaineer could borrow up to a maximum of $5,376,500. The agreement required Mountaineer to pay interest monthly at 15% per annum on amounts borrowed with all unpaid principal and interest due at maturity. Mountaineer drew $1,000,000 on the line of credit in June, 1997, which balance was outstanding at July 2, 1997, when the loan was amended and restated. (See Note 6, Long-Term Debt.) A facility fee of $376,000 became due at the December 26, 1996 closing of the Amended and Restated Term Loan Agreement. Pursuant to the loan agreement, $57,900 of these fees were withheld from the proceeds at closing; the remaining $318,450 was to have been paid in eleven equal monthly installments of $28,950 commencing February 1, 1997. However, such costs were amortized through June 30, 1997, since the Company refinanced the line loan on July 2, 1997.

Note 8  -   Capital Transactions

    EARNINGS PER SHARE. The weighted average number of shares used in the Company's earnings per share calculations assume the exercise of 1,597,476 and 1,126,211 stock options and warrants for the respective three and nine month periods ended September 30, 1997 due to an increase in the average market price of the Company's common stock over the exercise price of certain stock options and warrants during those periods. This dilution was calculated in accordance with the treasury stock method as mandated by Accounting Principles Board No. 15, and is reflected in the net income per share amounts appearing on the Company's condensed and consolidated statements of operations.

    INCENTIVE PLAN STOCK OPTIONS. On October 2, 1996, the Company's board of directors adopted, subject to shareholder approval, an incentive stock option plan meeting the requirements of Section 422 of the Internal Revenue Code of 1986. At the board's discretion, the options may or may not qualify for favorable treatment under Section 422. In accordance with the plan, 500,000 shares were reserved for issuance. On August 14, 1997, the board adopted an amendment to the plan increasing the number of shares reserved to 750,000. On September 19,

1997, the board elected to grant in the aggregate all 750,000 options as non-qualified options to 14 key employees and directors (for their services as directors) at an exercise price of $1.34 per share, the fair market value of the stock on the date of the grant. The options are exercisable for a term of five years. On October 8, 1997, the Company's shareholders ratified the amended plan.

    On May 27, 1997 and again on August 26, 1997, the Company's board of directors voted to amend the terms of options granted to certain officers and key employees of the Company on May 28, 1992 such that, with respect to grantees of such options who are currently employees of the Company or its subsidiaries (in the aggregate, options to purchase 410,867 shares of the Company's common stock at a price of $1.06 per share), the period during which such options may be exercised was extended, most recently for a period of 2 years. The options originally would have expired on May 28, 1997. This action was taken in continuation of the goal the Company has previously set forth in its employee stock option plans: to provide the participants with the maximum benefits and to provide an incentive to the Management of the Company. The Company recorded $71,902 of compensation expense as a result of the August amendment which will be amortized over the two-year term of the options, as amended.

    OUTSTANDING OPTIONS AND WARRANTS. The Company's stock option and warrant activity during the nine months ended September 30, 1997 is as follows:


                                              Shares         Price Range
                                             Available        Per Share
                                             ---------      --------------

         Balance, December 31, 1996          8,069,630      $ 0.01 - $4.00
         Granted                               750,000      $ 1.34
         Canceled                             (189,133)     $ 1.06
         Exercised                              10,000      $ 0.01
                                             ---------      --------------
         Balance, September 30, 1997         8,620,497      $ 0.01 - $4.00


    The weighted average exercise price of stock options and warrants outstanding at September 30, 1997 is a follows:




                                                   Weighted           Weighted
                                                    Average            Average         Price Range
                                                 Exercise Price     Remaining Life      per Share
                                                 --------------     --------------    -------------
Outstanding stock options and warrants              $  1.20           42 months       $0.01 - $2.00
                                                    $  3.67           21 months       $2.01 - $4.00

In the money stock options and warrants             $  1.03           46 months       $0.01 - $1.44




Note 9  -   Enhanced Gaming Legislation and Other Regulatory Changes.

    LEGISLATIVE ACTIONS. The West Virginia Legislature passed two bills in 1997 which enhance various aspects of Mountaineer's existing racing and video lottery operations. Salient features of the bills are summarized below:

    - The "sunset" provision of the Racetrack Video Lottery Act which would have caused the Act's termination in 1997 was repealed.

    - Beginning in 1998, the two thoroughbred tracks in West Virginia will be required to schedule 210 days of live racing annually, down from the current 220 day minimum. Additionally, the bill specifies procedures which will allow further reductions in the required number of live race days if certain conditions exist, subject to approval by the

         State Racing Commission. On August 15, 1997, the HBPA executed an agreement with Mountaineer accepting the 210 day minimum.

    - Effective July 1997, a portion of the taxes and assessments on video lottery revenues which were previously allotted solely to the West Virginia Breeders Classics Association, will be reallocated in the following manner:

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

    LOTTERY COMMISSION ACTION. In the first quarter of 1997, the West Virginia Lottery Commission removed its prohibition on the installation of "player tracking" software in video lottery terminals, to be used for the purpose of target marketing. In June 1997, the West Virginia Lottery Commission renewed Mountaineer's license to conduct video lottery operations. The renewed license will remain in effect through June 30, 1998.

Note 10  -   Advertising Expense

    Marketing and promotions expenses recorded in the first nine months of 1997 are net of approximately $497,000 to be refunded to the Company under the auspices of two state grants to a convention and visitors bureau of which Mountaineer is a member. Through September 30, 1997 the Company had received refunds totaling $315,000 under the grant programs.

Note 11  -   Discontinued Oil and Gas Activities

    The Company acquired certain oil and gas interests as part of its plan of reorganization in 1992. In February 1993, the Company decided not to continue to pursue funds in the public market to undertake the drilling of oil and gas properties primarily due to the expiration of "Section 29" credits, a credit against federal income taxes for gas produced from Devonian shale or tight sands formations from wells commenced before January 1993. On March 31, 1993, the Company's board of directors approved a formal plan of orderly liquidation to divest its oil and gas operations. This decision was precipitated by several factors, including the more profitable long-term potential of the Company's gaming operations and the anticipated time to be devoted to it by Management.

    In December 1994, the Company entered into an arrangement to sell certain of the proved and unproven gas reserves located in Southeast Ohio for notes valued at approximately $426,000 to a party related to an officer and shareholder of the Company. In connection therewith, the

Company obtained two notes, a $300,000 note, bearing interest at 8% per annum, payable $10,000 per month beginning May 1995, and a $150,000 non-interest bearing note, payable based on 50% of excess revenues over $10,000 per month from production, secured by the assets sold. The Company recorded a $567,000 loss on the sale of these assets. As of December 31, 1996, the principal balance on the notes receivable approximated $228,000.
As of September 30, 1997, the purchaser is delinquent on four of the note payments which were due in the first nine months of 1997. The Company and the purchaser are negotiating arrangements to bring the account current, and the Company believes the matter will be resolved amicably. The Company is continuing to attempt to sell its remaining oil and gas interests pursuant to the plan of orderly liquidation.

Note 12  -   Subsequent Events

    LAND PURCHASE OPTION. On October 7, 1997, Mountaineer entered into an agreement in which it obtained an exclusive option to purchase 349 acres of real property located adjacent to its Hancock County, West Virginia operation. Mountaineer paid $100,000 in exchange for an irrevocable option to purchase the property for $600,000 before October 1, 1998, with payment to be made in the form of a $200,000 cash payment at closing and a $400,000 term note bearing interest at 9% payable over five years.

    CAPITAL TRANSACTIONS AND CONSULTING AGREEMENTS. On October 1, 1997, the Company entered into a financial advisory agreement with an investment banking firm to perform various consulting services. Under the terms of the agreement, the Company issued warrants to purchase 150,000 shares of its common stock at an exercise price of $1.50 per share. The warrants will be exercisable for a period of four years. In addition, the consultant may qualify to earn additional fees upon the successful completion of various financing projects.

    Also on October 1, 1997, Mountaineer entered into a three year contract with an employee benefits and governmental relations consultant. Under the terms of the agreement the consultant will receive annual options to purchase 10,000 shares of the Company's common stock on October 1, 1997, 1998 and 1999. The options will be exercisable for a period of five years from the dates vested at an exercise price for each tranche equal to the market price of the Company's common stock on the dates of vesting. The exercise price of the first tranche of 10,000 options is $1.44 per share, the market price of the Company's common stock on the date of grant. The fair value of these options will be estimated in accordance with the provisions of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and will be amortized to expense over the service period.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996.

    The Company earned revenues for the respective nine month periods in 1997 and 1996 as shown below:

                                                     Nine Months Ended
                                                       September 30
                                                    1997          1996
                                               ------------   ------------
Operating Revenues:
  Video lottery operations                     $ 37,185,000   $ 21,967,000
  Parimutuel commissions                          3,460,000      3,397,000
  Lodging, food and beverage                      4,025,000      2,969,000
  Other revenues                                    832,000        834,000
                                               ------------   ------------
  Total Revenues                               $ 45,502,000   $ 29,167,000
                                               ------------   ------------


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

     VIDEO LOTTERY OPERATIONS. Mountaineer has operated video lottery terminals ("VLTs") in West Virginia since December 1992; operations were conducted under a provisional license until September 1994. The West Virginia Racetrack Video Lottery Act, signed in March 1994, allowed the uninterrupted continuation of video lottery games at Mountaineer and permitted the Company to increase its number of VLTs from 165 to 400 on September 4, 1994. In July 1995, the Company placed into operation an additional 400 VLTs, bringing the total number of VLTs in operation to 800. The 800 VLTs then in operation offered only card games and keno ("Card Terminals"). Upon enactment of an amendment to the video lottery law permitting game themes simulating spinning reels or classic casino slot machines ("Slot Terminals"), in July of 1996 Mountaineer converted 350 Card Terminals into Slot Terminals. In October of 1996, Mountaineer converted an additional 50 Card Terminals to Slot Terminals. In March of 1997, Mountaineer purchased and installed 400 new Slot Terminals and removed 200 previously leased Card Terminals, bringing the total number of VLTs to 1,000 as of March 13, 1997, consisting of 800 Slot Terminals and 200 Card Terminals.

     A summary of the video lottery gross winnings less patron payouts ("net win") for the nine months ended September 30, 1997 and 1996 is as follows:


                                                   Nine Months Ended
                                                     September 30
                                                   1997           1996
                                              -------------  -------------
Total gross wagers                            $ 128,435,000  $  75,010,000
Less patron payouts                             (91,250,000)   (53,043,000)
                                              -------------  -------------
 Revenues - video lottery operations          $  37,185,000  $  21,967,000
                                              -------------  -------------
                                              -------------  -------------
 Average daily net win per terminal           $         144  $         100
                                              -------------  -------------
                                              -------------  -------------

    Revenues from video lottery operations increased by 69% from $22 million in the first nine months of 1996 to $37.2 million in 1997. Management attributes the increase to the following factors: (i) conversion of 350 Card Terminals into Slot Terminals in July, 1996, followed by the conversion of 50 more Card Terminals into Slot Terminals in October 1996, (ii) commencement of extensive advertising in January 1997, featuring a 30 minute infomercial broadcast on television affiliates within a two hour driving radius, and
(iii) the purchase of 400 new Slot Terminals in March 1997 to replace 200 Card Terminals retired at that time.

    The results of video lottery operations reflect a three year trend of significantly increasing aggregate net win, coupled with an increase in average daily net win per terminal since the inception of video slot games. The aggressive infomercial marketing campaign begun in January 1997 has been coupled with an extensive direct mail marketing program designed to attract repeat business. Management has undertaken, and substantially completed during the summer of 1997, a large scale redecoration of its racetrack grandstand video lottery facilities, including expansion of ancillary dining and bar areas. Management believes it can draw and accommodate significantly heavier patronage to the grandstand gaming facilities, which currently operate on the Company's 220 annual live race days and additional days as the market demands. Programs to increase patronage at the grandstand facilities include promotions, food discounts, and other cash and noncash incentives. For the nine months ended September 30, 1997, average daily net win on the 500 grandstand VLTs was $60 (including $0 for days when the grandstand facilities were closed), compared to $227 earned on the 500 lodge-based VLTs, which operate 365 days per year.

    PARIMUTUEL COMMISSIONS. The Company's revenues from racing operations are derived mainly from Commissions earned on parimutuel wagering handle on live races held at Mountaineer and on races conducted at other thoroughbred and greyhound racetracks and simulcast at Mountaineer. Mountaineer's parimutuel commissions for the nine months ended September 30, 1997 and 1996 are summarized below:

                                                    Nine Months Ended
                                                       September 30
                                                    1997          1996
                                               ------------   ------------
Simulcast racing parimutuel handle             $ 16,091,000   $ 15,696,000
Live racing parimutuel handle                    15,967,000     16,065,000
 Less patrons' winning tickets                  (25,402,000)   (25,162,000)
                                               ------------   ------------
                                                  6,656,000      6,599,000
Less:
 State and county parimutuel tax                   (384,000)      (379,000)
 Purses and Horsemen's Association               (2,812,000)    (2,823,000)
                                               ------------   ------------
Revenues-parimutuel commissions                $  3,460,000   $  3,397,000
                                               ------------   ------------
                                               ------------   ------------


    Simulcast handle remained relatively constant for the comparative nine month periods, increasing by 3% from $15.7 million in 1996 to $16.1 million in 1997. And even with the cancellation of eight racing days in 1996 due to severe weather, live racing handle also remained constant, decreasing by 1% from $16.1 million to $16.0 million for the same nine month periods. Mountaineer completed 176 of its annually required 220 days of live racing in the first nine months of 1997, compared to 170 days completed in the first nine months of 1996. Average live race handle was $91,000 for each race day during the first nine months of 1997, compared to $95,000 for the same period in 1996. Pursuant to legislation and agreement with the HBPA, the minimum annual requirement has been reduced to 210 race days commencing January 1, 1998.

    Mountaineer paid average daily live purses of $44,000 during the first nine months of 1997 and $32,000 in the corresponding period of 1996. Management believes that live racing handle will increase as racing purses are raised, as higher purses attract higher quality race participants, which in turn captures the interest of wagerers from a larger geographic region. In accordance with this philosophy, Mountaineer has begun promoting moderately funded stakes races of up to $25,000 per race during the third quarter of 1997, and a featured night of racing in October in which over $100,000 of purses was offered. More sizable stakes races may be offered in the future if a favorable revenue trend develops from this practice.

    Legislation was approved by the Ohio General Assembly that permitted full-card simulcasting and off-track betting beginning in September 1996.
To date, simulcasting in Ohio has remained at existing racing facilities. Management is unaware of any imminent plans for competing Ohio racetracks to open any off-track betting sites near Mountaineer, and it is unknown whether the opening of such facilities would have a material adverse effect on the business of Mountaineer.

    In 1997, the West Virginia legislature passed a bill which Management believes will help the Company's live racing operations. The bill includes the following important features:

    - Effective July 1997, a portion of the taxes and assessments on video lottery revenues, which are administered by the West Virginia Lottery Commission, and which were previously allotted solely to the West Virginia Breeders Classics Association, will be reallocated in the following manner:

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

         From July 1, 1997 through October 25, 1997, $354,000 of such assessments had been funded.

    - Effective July 1997, Mountaineer and the other three racetracks in West Virginia are permitted to export simulcast broadcasts of their live races. To encourage intrastate simulcasting, the legislation exempts from parimutuel taxation one-half of the racing handle wagered at other West Virginia racetracks on live races conducted at Mountaineer, and vice versa. Management believes that if demand for simulcast broadcasts continues, Mountaineer may commence such activities during 1998; however, there can be no assurance such demand will continue or that it will be adequate to make such operations profitable.

    - Beginning in 1998, the two thoroughbred tracks in West Virginia will be required to schedule 210 days of live racing annually, down from the current 220 day minimum. Additionally, the bill specifies procedures which will allow further reductions in the required number of live race days if certain conditions exist, subject to approval by the State Racing Commission. On August 15, 1997, the HBPA executed an agreement with Mountaineer accepting the 210 day minimum.

    FOOD, BEVERAGE AND LODGING OPERATIONS. Food, beverage and lodging revenues accounted for a combined increase of 36% from $3.0 million to $4.0 million for the nine months ended September 30, 1997. Management attributes the increase to direct elements of the infomercial marketing campaign which commenced in January 1997, discounting, coupons and other sales promotions designed to attract heavier patronage, especially at the track facilities, as well as the synergistic effects of heavier video lottery patronage. Approximately $3.0 million of the revenues for the first nine months of 1997 were derived from food and beverage operations, compared to $2.1 million in the first nine months of 1996. Mountaineer's lodge-based restaurant and bar venues accounted for $436,000 of the revenue increase from 1996 to 1997, while track-based venues contributed a revenue increase of $147,000. Mountaineer's lodging operations also achieved significant growth in revenues, increasing 22% from $825,000 in the first nine months of 1996 to $1.0 million in the corresponding 1997 period.

    OTHER OPERATING REVENUES. Other sources of revenues remained stable, decreasing by only $2,000 to $832,000 for the nine month period ended September 30, 1997, compared to the same period in 1996. Other operating revenues are primarily derived from the sale of live and simulcast racing programs, parking and admission fees relating to Mountaineer's racing activities and periodic boxing and concert events.

    NONRECURRING INCOME. In the first nine months of 1996, the Company negotiated significant reductions in three previously accrued obligations, and as a result recorded $529,000 in nonrecurring income consisting of (i) $100,000 paid in settlement of a $308,000 judgment against Mountaineer, (ii) $150,000 in settlement of a claim for professional fees of $411,000, and
(iii) $90,000 plus a reduction in the exercise price of warrants to purchase 145,000 shares of the Company's common stock from $6.25 to $3.00 per share in settlement of claims in connection with a financial advisory agreement (See
Note 2 in Notes to Condensed and Consolidated Financial Statements).

 Costs and Expenses

     Operating costs and gross profit earned from operations for the nine month periods ended September 30, 1997 and 1996 are as follows:

                                                 Nine Months Ended
                                                    September 30
                                              1997                1996
                                          ------------        ------------
Operating Costs:
 Video lottery operations                 $ 23,199,000        $ 14,371,000
 Parimutuel commissions                      4,428,000           3,860,000
 Lodging, food and beverage                  3,473,000           2,593,000
 Other revenues                                789,000             794,000
                                          ------------        ------------
   Total Operating Costs                  $ 31,889,000        $ 21,618,000
                                          ------------        ------------
                                          ------------        ------------

Gross Profit (Loss):
 Video lottery operations                 $ 13,986,000        $  7,596,000
 Parimutuel commissions                       (968,000)           (463,000)
 Lodging, food and beverage                    552,000             376,000
 Other revenues                                 43,000              40,000
                                          ------------        ------------
   Total Gross Profit                     $ 13,613,000        $  7,549,000
                                          ------------        ------------
                                          ------------        ------------


     The Company's 56% increase in revenues resulting from the expanded scope of entertainment offerings at Mountaineer resulted in higher total costs, as operating costs increased by 48% to $31.9 million in the first nine months of 1997. As a result, gross profit from the Company's four profit centers increased substantially from $7.5 million for the first nine months of 1996 to $13.6 million for the same period in 1997, an increase of 80%.

     VIDEO LOTTERY OPERATIONS. Costs of VLTs increased by $8.8 million, or 61%, to $23.2 million for the nine months ended September 30, 1997, reflecting the increase in statutory expenses directly related to the 69% increase in video lottery revenues. Such expenses accounted for $8.2 million of the total cost increase.

    After payment of a State Administrative Fee of up to 4% of revenues, Mountaineer is obligated to make payments from the remaining video lottery revenues to certain funds administered by the West Virginia Lottery Commission as follows: State Tax 30%, Horsemen's Purse Fund 15.5%, Tourism Promotion 3%, Hancock County Tax 2%, Stakes Races 1%, Veterans Memorial 1%, and Employee Pension Fund 0.5%. Assessments paid to the Employee Pension Fund are returned by the Lottery Commission to a defined contribution pension plan administered by Mountaineer for the sole benefit of Mountaineer employees. Assessments paid to the Horsemen's Purse Fund are returned by the Lottery Commission to bank accounts administered by Mountaineer for the sole benefit of horse owners who race at Mountaineer. These funds are used exclusively to pay purses for thoroughbred races run at Mountaineer in amounts determined by the Company in accordance with its agreement with the Horsemen's Benevolent and Protective Association. Taxes and assessments paid to all of these funds are included in "Cost of Video Lottery Operations" in the Condensed and Consolidated Statements of Operations. Statutory costs and assessments, including the State Administrative Fee, for the respective nine month periods are as follows:


                                                  Nine Months Ended
                                                     September 30
                                                1997              1996
                                          ------------        -----------
Employee Pension Fund                     $    182,000        $   107,000
Horsemen's Purse Fund                        5,641,000          3,322,000
                                          ------------        -----------
Subtotal                                     5,823,000          3,429,000

State of West Virginia                      11,712,000          6,940,000
Tourism Promotion Fund                       1,092,000            643,000
Hancock County                                 728,000            429,000
Stakes Races                                   364,000            214,000
Veteran's Memorial                             364,000            214,000
                                          ------------        -----------
                                          $ 20,083,000       $ 11,869,000
                                          ------------        -----------
                                          ------------        -----------


    The remaining significant expenses incurred by video lottery operations for the comparative nine moth periods consist of VLT lease expense ($852,000 in 1997 compared to $1,068,000 in 1996), direct and indirect wages and employee benefits ($1,375,000 in 1997 compared to $616,000 in 1996), and utilities, property tax and insurance ($440,000 in 1997 compared to $163,000 in 1996).

     In March 1997, the Company purchased 400 new Slot Terminals and retired 200 leased Card Terminals. As a result, VLT lease expense has declined from approximately $108,000 per month in the first quarter of 1997 to approximately $89,000 per month for the remainder of the lease term. Wages and benefits expense increased from 1996 to 1997 in response to higher levels of patron play. Management believes these costs will continue to exceed prior year levels due to this increase in number of VLTs from 800 to 1000 in March 1997, and anticipated high levels of patronage.

    PARIMUTUEL COMMISSIONS. Costs of parimutuel commissions increased by $568,000, or 15%, from $3.9 million in the first nine months of 1996 to $4.4 million in the first nine months of 1997. Host track simulcast fees, totalisator and other lease expenses remained stable at approximately
$900,000 in the first nine months of 1997 and 1996.   Wages and benefits
relating to the Company's racing operations increased by $254,000, or 13%, from $1.9 million to $2.2 million in the nine months ended September 1997 compared to the prior period, largely as a result of conducting 176 live race performances in 1997 compared to only 170 in the first nine months of 1996. Cost of supplies increased by $212,000, or 163%, from $130,000 to $342,000 for the same period to period comparison.

    Mountaineer's labor agreement with approximately 50 mutuel and 14 video
lottery employees has been extended to November 30, 1997.   There can be no
assurances that a new labor agreement will be finalized prior to the expiration of this extended term.

    On August 15, 1997, Mountaineer executed a new agreement with the HBPA, the exclusive authorized bargaining representative for all thoroughbred horse owners who participate in live races at Mountaineer. Mountaineer contributes all purse funds earned by such horse owners, as well as compensation to the HBPA in an amount equal to 1.5% of the amount paid for purses, from proceeds of its live and simulcast racing and video lottery operations. Mountaineer is required to conduct a minimum of 210 live racing events annually during the term of the agreement, down from a minimum threshold of 220 days under the prior contract. Also, the minimum daily purse payment will increase from $22,500 under the prior agreement to $30,000. The new contract, which expires on January 1, 2001, contains no other material changes from the prior agreement.

    FOOD, BEVERAGE AND LODGING OPERATIONS. Operating costs of the Company's food, beverage and lodging operations increased by 34% from $2.6 million in the first nine months of 1996 to $3.5 million in the first nine months of 1997, consistent with the 34% increase in revenues from such operations for the same comparative periods. Direct expenses of the Company's food and beverage operations increased from $1.8 million in the first nine months of 1996 to $2.6 million during the corresponding period in 1997. The food and beverage operation earned a gross profit of $412,000 in the first nine months of 1997, compared to $364,000 in 1996 as higher revenues more fully absorbed the operation's fixed costs. Lodging direct costs totaled $864,000 for the nine months ended September 30, 1997, compared to $813,000 in 1996. Lodging operations achieved a gross profit of $140,000 in the 1997 period, compared to a $12,000 profit in the first nine months of 1996.

    COST OF OTHER REVENUES. Costs of other revenues remained stable, decreasing by only $5,000 from $794,000 for the nine months ended September 30, 1996 to $789,000 for the nine months ended September 30, 1997. Cost of other revenues consist primarily of direct and indirect wages and employee benefits, and supplies and other items purchased for resale.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $907,000 to $3.7 million in the first nine months of 1997 from $2.8 million for the nine month period ended September 30, 1996.
Management's efforts to reduce the cost of corporate overhead continued to yield beneficial results, as corporate general and administrative expenses declined from $1.4 million in the first nine months of 1996 to $1.1 million in the corresponding period of 1997. General and administrative expenses at Mountaineer increased to $2.6 million in the first nine months of 1997, compared to $1.5 million in the corresponding period of 1996. Wages and benefits expense at Mountaineer increased from $619,000 in the first nine months of 1996 to $1.1 million for the same period in 1997, due to the transfer of management employees from the Company's corporate office to Mountaineer, the hiring of support staff to administer the expanded scope of Mountaineer's operations, and its assumption of various corporate responsibilities. Professional fees at Mountaineer also rose significantly, from $308,000 to $725,000 for the nine month periods ended September 30, 1996 and 1997, respectively. Over $300,000 of the increased professional fees were incurred in pursuit of financing alternatives. (See Liquidity and Sources of Capital below).

    MARKETING AND PROMOTIONS EXPENSE. Marketing expenses at Mountaineer increased from $1.0 million in the first nine months of 1996 to $2.4 million in the first nine months of 1997, as Management embarked on an aggressive regional marketing campaign centered around its 30-minute infomercial broadcasts. Marketing and promotions expense in the first nine months of 1997 are net of approximately $497,000 to be refunded to Mountaineer under the auspices of two state grants to a convention and visitors bureau of which Mountaineer is a member. The Company has also qualified to be reimbursed for up to $110,000 of future expenses incurred in advertising programs supported by these grants. Patron inquiries from the infomercial are being compiled into a relational database for use in direct mail marketing campaigns.

    The Company has added to its marketing department staff, producing a 42%, or $86,000 increase in wage and benefits expense from $203,000 to $289,000 for the same period to period comparison. Significantly expanded marketing activities are reflected in the comparative expense levels for the nine months ending September 30, 1997 and 1996, respectively; television advertising $611,000 versus $58,000, newspaper advertising $408,000 versus $256,000, radio advertising $123,000 versus $9,000, and direct mail marketing $93,000 versus $8,000. In addition, promotional events and discounts amounted to $758,000 versus $387,000, consisting of promotional events and discounts for video lottery $336,000 versus $149,000, sales discounts and food and beverage coupons at the track $173,000 versus $27,000, sales discounts and food and beverage coupons at the lodge $205,000 versus $119,000, and other promotional events and discounts $44,000 versus $92,000.

    Management is currently analyzing the potential benefits to be earned from the installation of player tracking software in its video lottery terminals to enhance its direct mail targeting capabilities. The cost of the software, if purchased, is expected to exceed $1,000,000.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses increased by $287,000, or 22%, from $1.3 million for the nine month period ended September 30, 1996 to $1.6 million for the corresponding period in 1997. Management expects depreciation expenses to continue to increase in subsequent quarters as new capital improvements are placed into service, most notably a $3.1 million purchase of 400 video slot terminals which became operational in March 1997, and large scale redecoration of Mountaineer's grandstand video lottery and ancillary dining and bar facilities, which were substantially completed in the Summer of 1997.

CASH FLOWS

    The Company's operations produced $5.5 million of cash flow in the nine months ended September 30, 1997, compared to $551,000 produced in the first nine months of 1996. Current year noncash expenses include $1.6 million for depreciation and amortization and $1.2 million for the amortization of deferred financing costs as interest expense.

    The Company invested $5.1 million for continued expansion and development of its properties at Mountaineer in the first nine months of 1997 including a $3.1 million investment in video slot terminals, compared to a $1.1 million investment in the first nine months of 1996. In the first nine months of 1997, the Company settled certain common stock price guarantees relating to the 1992 acquisition of Mountaineer via cash payments of $385,000 and the issuance of 150,000 shares of common stock.

    In 1997, the Company and its lender amended and restated the existing loan agreements, converting the line loan to a term loan, as further described below, and the lender advanced the full amount of the $5.4 million line of credit to Mountaineer. The Company paid cash loan fees of $920,000 during the nine months ended September 30, 1997.

LIQUIDITY AND SOURCES OF CAPITAL

    The Company's working capital balance stood at $7.2 million at September 30, 1997, and its unrestricted cash balance amounted to $8.4 million. Racing purses are paid from funds contributed by the Company to bank accounts owned by the horse owners who race at Mountaineer. At September 30, 1997, the balances in these accounts exceeded the purse payment obligations by $762,000; this amount is available for payment of future purse obligations at the discretion of the Company and in accordance with the terms of its agreement with the HBPA. The Company would expect this amount to grow during the winter as racing days are curtailed and video lottery and simulcast revenues continue at a comparatively less reduced rate.

    LONG-TERM DEBT AND LINE OF CREDIT REFINANCING. Effective July 2, 1997, Mountaineer and the Company amended and restated their July 2, 1996 Term Loan Agreement, which had been previously amended and restated as of December 10, 1996. The December 10, 1996 amendment (the "First Amended Agreement") reflected an increase in the amount borrowed from $5 million to $16.1 million, established a $5,376,500 revolving line of credit, and converted the lender's position from second to first trust holder.

    The July 2, 1997 Second Amended and Restated Term Loan Agreement (the "Second Amended Agreement") (i) extends the term of the loan to July 2, 2001 (compared to July 2, 1999); (ii) increases the total amount borrowed to $21,476,500 (by virtue of Mountaineer drawing down the line of credit); (iii) eliminates from the First Amended Agreement annual fees of cash in the amount of 8% of the outstanding principal balance of the loan that would have been due each November 15 while the loan is outstanding; (iv) calls for payments of interest only with the principal due at the end of the four year term; (v) eliminates annual warrants to purchase 250,000 shares of the Company's common stock at $1.06 per share which would have been issued on November 15, 1997, 1998 and 1999; and (vi) eliminates annual warrants to purchase additional shares in a number to be calculated under a formula defined in the First Amended Agreement, which would have been issued on November 15, 1997, 1998 and 1999. The lender's rights pursuant to the First Amended Agreement with respect to the 550,000 shares of the Company's stock and warrants to purchase 1,632,140 additional shares issued thereunder are unaffected by the Second Amended Agreement. The Company continues to guarantee the loan. As a result of this transaction, the Company has excess funds available for investment, further expansion at Mountaineer and, subject to legislative approval, additional VLTs.

    As consideration for the lender's entering into the Second Amended Agreement, Mountaineer has agreed (i) to pay a one time fee of $1.8 million or 8.5% of the total amount borrowed, which may be paid over the first year of the term (as of September 30, 1997, the Company has paid $500,000 and is obligated to pay the remaining $1.3 million in equal payments over the next nine months); (ii) to pay interest at the rate of 13% (compared to 12% on the $16.1 million term loan and 15% on the $5.4 million line of credit under the First Amended Agreement); and (iii) to pay a call premium equal to 5% in the event of prepayment during the first year of the term, declining to 3% during the second year, 2% in the third year and 1% in the final year.

    CAPITAL IMPROVEMENTS.   The Company is contemplating significant further
expansion of its Mountaineer facility including approximately doubling its hotel room capacity and constructing a regional convention center, most likely to occur in 1998 and 1999. The Company began to invest in significant infrastructure improvements beginning with extensive paving in the fourth quarter of 1997 and construction of a sewage treatment facility is planned for 1998. The Company may separately finance any construction activities that it executes of this magnitude. Capital improvements of a near-term nature include numerous smaller renovations, including a new entrance to the racetrack clubhouse. Management is also contemplating the respective benefits and costs of installing a point of sale computerized player tracking system in its video Slot Terminal network. The cost of the system, if purchased, is expected to exceed $1,000,000.

    On October 7, 1997, Mountaineer entered into an agreement in which it obtained an exclusive option to purchase 349 acres of real property located adjacent to its Hancock County, West Virginia operation. Mountaineer paid $100,000 in exchange for an irrevocable option to purchase the property for $600,000 before October 1, 1998, with payment to be made in the form of a $200,000 cash payment at closing and a $400,000 term note bearing interest at 9% payable over five years.

    ROAD IMPROVEMENTS. During the third quarter of 1997, construction projects commenced affecting West Virginia State Route 2 (the road Mountaineer fronts) both in Weirton (approximately 18 miles to the south) and in Chester (approximately 8 miles to the north), and Ohio State Routes 7 and
11. Although such road improvements could ultimately benefit Mountaineer by improving traffic flow, while such construction is in progress, access to Mountaineer could be impeded. If construction were to make travel to Mountaineer unduly burdensome, patronage at Mountaineer could decline, adversely affecting the Company's financial condition. The materiality of such effect would be in proportion to any decline in patronage. Although there can be no assurance as to the long-term effects of such construction on the business of Mountaineer, the Company has experienced no discernible impact on patronage since it commenced.

    INCREASE IN AUTHORIZED NUMBER OF SHARES. On October 15, 1996, the Company's shareholders voted to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 25,000,000 to 50,000,000. The purpose of this amendment was to provide a sufficient number of shares for the Company to honor its obligation to issue shares of common stock under various agreements and for future corporate purposes. While the Company has no plans to issue shares of common stock other than in the ordinary course of business, the authorization of additional shares gives the Company flexibility in future capital raising or acquisition activities.

    OUTSTANDING OPTIONS AND WARRANTS. As of September 30, 1997, there were outstanding options and warrants to purchase 6,397,247 shares of the Company's common stock at below market price. Of this amount, options to purchase 2,818,914 shares are held by employees, former employees or directors of the Company, and warrants to purchase 2,220,776 shares are held by the Company's lender whose exercise rights are subject to a statutory ownership limitation not to exceed 5% of the Company's outstanding voting shares without prior approval of the West Virginia Lottery Commission. All but 70,000 of such shares are subject to registration rights and will be included in a registration statement which the Company intends to file with the Securities and Exchange Commission.

    DEFERRED INCOME TAX BENEFIT.   Management believes that the substantial
and steady revenue increases earned in the past three years will continue, and ultimately occur in amounts which will allow the Company to utilize its $21.8 million federal net operating loss tax carryforwards, although there are no assurances that sufficient income will be earned in future years to do so. The utilization of federal net operating losses may be subject to certain limitations. As of September 30, 1997, the deferred income taxes receivable balance is approximately $1 million on the Condensed and Consolidated Balance Sheet (See Note 3 in Notes to Condensed and Consolidated Financial Statements).

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

    There is incorporated by reference the information appearing under the caption "Legal Proceedings" in the Company's Form 10-K for the fiscal year ended December 31, 1996, Form 10-Q for the fiscal quarter ended March 31, 1997, and Form 10-Q for the fiscal quarter ended June 30, 1997.

ITEM 2  -  CHANGES IN SECURITIES

         (c) Recent sales of unregistered securities

         On July 2, 1997, the Company issued 50,000 shares of common stock pursuant to a settlement agreement with a former principal of Mountaineer.
The issuance of the shares was part of a larger transaction in which the Company also made certain payments and forgave certain indebtedness in exchange for cancellation of a guarantee made by the Company in connection with the acquisition of Mountaineer in the amount of approximately $1,090,000.

         In the fourth quarter of 1997, the Company recently offered warrants to purchase up to 180,000 shares and 25,000 shares of common stock to consultants for services to be rendered, and the Company may engage the services of others in the future on similar terms.

ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         At the Company's annual meeting of stockholders, held on October 8, 1997, the following proposals were approved by a majority of the shareholders of the Company: (1) election of Edson R. Arneault, Robert A. Blatt and Robert
L. Ruben to serve as directors of the Company until the next annual meeting of stockholders, (2) ratification of the adoption of the Company's 1996 Amended Stock Option Plan, and (3) confirmation of Corbin & Wertz as the Company's accountants and independent auditors.

ITEM 5  -  OTHER INFORMATION

          Not applicable.

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         3.1   Articles of Incorporation, as amended (1)

         3.2 Certificate of Amendment of Restated Certificate of Incorporation, filed as of October 18, 1996 (2)

         3.3   By-Laws of the Company  (1)

         10.1 Real Estate Option Agreement, dated October 7, 1997, between Mountaineer Park, Inc., Realm Corporation and Robert Logan.

         27    Financial Data Schedule

         FOOTNOTES

         (1) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
         (2) Incorporated by reference from the Company's Current Report on Form 8-K, dated October 18, 1996, filed November 1, 1996.

         (b) Reports on Form 8-K - The Company filed the following Current Report on Form 8-K during the third quarter of 1997:

    On July 8, 1997, the Company filed a Current Report on Form 8-K, dated July 2, 1997, reporting under Item 5 (i) the Second Amended and Restated Term Loan Agreement, dated July 2, 1997, between the Company and Madeleine LLC, and (ii) a Compromise Fee Agreement, dated July 2, 1997, between the Company and Bridge Capital LLC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             MTR Gaming Group, Inc.
                             ----------------------
                                    (Company)


/s/ Edson R. Arneault                                     November ___, 1997
-------------------------------------
Edson R. Arneault
President and Chief Executive Officer



/s/ Thomas K. Russell                                     November ___, 1997
-------------------------------------
Thomas K. Russell
Secretary, Treasurer and Chief Financial Officer



/s/ Robert L. Ruben                                       November ___, 1997
-------------------------------------
Robert L. Ruben
Director



/s/ Robert A. Blatt                                        November ___, 1997
-------------------------------------
Robert A. Blatt
Assistant Secretary and Director