Form 10-K
period 1997-12-31
MTR GAMING GROUP INC
filed 1998-03-30
CIK 834162

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1997

                          COMMISSION FILE NO. 0-20508

                            ------------------------

                             MTR GAMING GROUP, INC.

              (exact name of Company as specified in its charter)

                  DELAWARE                         IRS NO. 84-1103135
          (State of Incorporation)            (IRS Employer Identification)

        STATE ROUTE 2, SOUTH, P.O. BOX 356, CHESTER, WEST VIRGINIA 26034
                    (Address of principal executive offices)

                                 (304) 387-5712
               (Company's telephone number, including area code)

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

              Title of each Class: COMMON STOCK $.00001 PAR VALUE
         Name of each exchange on which registered: NASDAQ STOCK MARKET

                            ------------------------

    Indicate by check mark whether the Company (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K of Section 299.405 of this chapter) is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

    The aggregate market value of the Company's common stock held by non-affiliates (all persons other than executive officers or directors) of the Company on March 20, 1998 (based on the closing sale price per share on the NASDAQ Stock Market on that date) was $49,970,319.

    The Company's common stock outstanding at March 20, 1998 was 20,021,049 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

ITEM 1 BUSINESS...........................................................     1
  Company History.........................................................     1
  CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:.............     1
  Mountaineer Race Track & Gaming Resort--Chester, West Virginia..........     1
    Lodge Facilities......................................................     2
    Video Lottery Facilities..............................................     2
    Recreational Facilities...............................................     3
    Trailer Park..........................................................     3
    Undeveloped Land......................................................     3
    Current Operations....................................................     3
    Racing Operations.....................................................     3
    Video Lottery Operations..............................................     4
    Racetrack, Food and Beverage Operations...............................     4
    Improvement Plan and Expanded Operations..............................     5
    Business Strategy.....................................................     6
    Develop and Market Mountaineer Park as a Diversified Entertainment
     Facility.............................................................     6
    Expand Video Lottery Operations.......................................     6
    Relocate Off-Track Wagering...........................................     7
    Improve Live Racing Product and Commence Export Simulcasting Outside
     Hub Area.............................................................     7
    Commence Export Simulcasting Outside Hub Area.........................     8
    Increasing Import Simulcasting........................................     8
    Marketing.............................................................     8
    Competition...........................................................     8
    Employees.............................................................     9
    Regulation And Licensing..............................................     9
    Racing................................................................     9
    Video Lottery.........................................................    10
    Discontinued Operations...............................................    13
    Bartlett Field Leases--Ohio...........................................    13
    Bartlett Field Wells--Ohio............................................    13
    Marathon-Otter Lake Field--Michigan...................................    14
    Plan of Orderly Liquidation...........................................    14

ITEM 2. PROPERTIES........................................................    15
    Gaming, Racing and Other Entertainment................................    15
    Oil and Gas...........................................................    15
    Equipment Leases......................................................    15

ITEM 3. LEGAL PROCEEDINGS.................................................    16
    Pending Litigation....................................................    16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............    17

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.................................................................    17

ITEM 6. SELECTED FINANCIAL DATA...........................................    18

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS...................................................    19
    Results of Operations.................................................    19
    Results of Continuing Operations
      Years Ended December 31, 1997, 1996 and 1995........................    19

    Video Lottery Operations..............................................    20
    Parimutuel Commissions................................................    20
    Lodging, Food and Beverage............................................    21
    Other Revenues........................................................    22
    Operating Costs.......................................................    22
    Video Lottery Terminals Operating Costs...............................    23
    Parimutuel Commissions Operating Costs................................    24
    Lodging, Food and Beverage Operating Costs............................    24
    Costs of Other Operating Revenues.....................................    25
    Marketing and Promotions Expense......................................    25
    Selling, General and Administrative Expenses, and Interest Expense....    25
    Nonrecurring Income...................................................    26
    Liquidity and Sources of Capital......................................    26
    REDEEMABLE COMMON STOCK SETTLEMENTS...................................    26
    LONG-TERM DEBT AND LINE OF CREDIT FINANCING...........................    27
    CAPITAL IMPROVEMENTS..................................................    27
    ROAD IMPROVEMENTS.....................................................    28
    INCREASE IN AUTHORIZED NUMBER OF SHARES...............................    28
    OUTSTANDING OPTIONS AND WARRANTS......................................    28
    DEFERRED INCOME TAX BENEFIT...........................................    29
    Commitments and Contingencies.........................................    29
    Results of Discontinued Operations....................................    29

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS......    30

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................    30

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
  FINANCIAL DISCLOSURE....................................................    30

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY............................    30
    Business Experience...................................................    30

ITEM 11. EXECUTIVE COMPENSATION...........................................    32
    Summary Compensation Table............................................    32
    OPTION GRANTS IN 1997.................................................    33
    FISCAL YEAR END OPTION VALUES.........................................    33
    Section 16(a) Beneficial Ownership Reporting Compliance...............    33
    Employment Agreement..................................................    33
    Compensation of Directors.............................................    35
    Compensation Committee Interlocks and Insider Participation...........    35

ITEM 12. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......    35

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................    37
    Redeemable Common Stock...............................................    38

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K............    40
    SIGNATURES............................................................    45
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................   F-1

ITEM 1.  BUSINESS

    COMPANY HISTORY

    The Company, through wholly-owned subsidiaries, owns and operates Mountaineer Racetrack and Gaming Resort ("Mountaineer Park"), a resort facility in Chester, West Virginia, and owns a working interest in proven oil and gas reserves in Michigan.

    The Company was incorporated in March 1988 in Delaware under the name "Secamur Corporation," a wholly owned subsidiary of Buffalo Equities, Inc. ("Buffalo"), and later "spun-off" through the sale of its stock to the stockholders of Buffalo in January 1989. In June 1989, the Company merged with Pacific International Industries, Inc., which had been engaged in the contract security guard services business in Southern California since its inception in February 1987. Upon completion of the merger, the Company was renamed Excalibur Security Services, Inc. to reflect its new line of business. After operating unprofitably, the Company filed a voluntary petition for reorganization with the U.S. Bankruptcy Court for the Central District of California in December 1990, and became a Chapter 11 debtor-in-possession. The Bankruptcy Court approved the Company's sale of its security guard services business in May 1991, and confirmed the Company's plan of reorganization in December 1991. The plan of reorganization authorized the Company to acquire, primarily, specified gaming and oil and gas businesses. Upon confirmation of the plan of reorganization, the Company changed its name to Excalibur Holding Corporation. In connection with management's decision to operate as a gaming company, the Company was renamed Winners Entertainment, Inc. in August 1993. At the annual meeting of stockholders on October 15, 1996, the stockholders of the Company approved a change of the Company's name from Winners Entertainment, Inc. to MTR Gaming Group, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

    This document includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, history of losses, leverage and debt service, gaming regulation, dependence on key personnel, competition, no dividends, continued losses from horse racing, road improvements, costs associated with maintenance and expansion of Mountaineer Park's infrastructure to meet the demands attending increased patronage, failure to liquidate discontinued operations, cyclical nature of business, limited public market and liquidity, lack of public market, shares eligible for future sale, impact of anti-takeover measures, the Company's common stock being subject to penny stock regulation and other risks detailed in the Company's Securities and Exchange Commission filings.

    MOUNTAINEER RACETRACK & GAMING RESORT--CHESTER, WEST VIRGINIA

    Pursuant to a stock purchase agreement dated May 5, 1992, the Company acquired all of the common stock of Mountaineer Park, Inc. ("Mountaineer Park"), a West Virginia corporation, in December 1992. Mountaineer Park, the site of the Company's gaming business, offers an entertainment complex and destination resort with hotel, dining and lounge facilities, and outdoor activities including golf, swimming and tennis. Mountaineer Park is situated on a 956 acre site on the Ohio River at the northern tip of West Virginia's northwestern panhandle in Hancock County, approximately 40 miles south of Youngstown, Ohio and 35 miles west of Pittsburgh, Pennsylvania.

    Mountaineer Park offers live thoroughbred horse racing before expansive clubhouse and grandstand viewing areas with enclosed seating for year-round racing. The track also conducts simulcast (closed circuit television) thoroughbred horse and greyhound dog racing from other prominent racetracks around the country. Mountaineer Park's main racetrack consists of an oval dirt track approximately one mile in length. Inside the main track is a natural turf (grass) track measuring seven furlongs or 7/8 of a mile. The racetrack is equipped with two chutes for races of lengths from 4 1/2 furlongs to over one mile. The racetrack buildings consist of the clubhouse and grandstand which provide glass-enclosed stadium and box seating for approximately 770 and 2,850 patrons, respectively. The buildings are each three-stories and are connected by an enclosed walkway. Live and simulcast racing can be viewed by approximately 1,200 dining patrons in a restaurant and sandwich bar located in the clubhouse and grandstand respectively. The grandstand building also houses the Hollywood Grande Buffet which provides customers with low-cost meals featuring a variety of foods from breakfast foods to prime rib and seats 120. In October 1997 Mountaineer converted a 2,400 square foot area of the Clubhouse into a glass-enclosed meeting room which will accommodate approximately 200 people. In addition to seating areas, the grandstand covers approximately 57,000 square feet of interior space on the main and mezzanine levels containing 49 parimutuel windows and food and beverage concession stands. The clubhouse covers approximately 25,000 square feet of interior space containing 15 parimutuel windows. The grandstand has an indoor stage with a seating capacity of approximately 2,240, and has been the site of several concerts and boxing matches, some of which have been nationally televised. The racetrack apron, which is accessible from both buildings, provides racing fans with up-close viewing of horses entering the racetrack and crossing the finish line. The stable area accommodates approximately 1,250 horses and is located adjacent to the main track. Mountaineer's racetrack parking lots have a combined capacity for over 2,900 vehicles.

    LODGE FACILITIES

    The Mountaineer Lodge (the "Lodge") is a two-story facility which overlooks the par three, nine hole "executive" golf course near Mountaineer Park's main entrance on West Virginia State Route 2. The Lodge offers 101 rooms, including 50 standard rooms (one double bed), 46 superior rooms (two double beds), and five king rooms and suites. The Lodge's Gatsby Dining Room seats 125 patrons for casual dining overlooking the golf course and an additional 68 patrons may be seated on an outside deck, weather permitting. In 1995, in response to increased patronage of the off-track betting, video lottery gaming, dining and bar facilities located at the Lodge, the Company expanded its 5,000 square foot Speakeasy Gaming Saloon with an 8,000 square foot addition. The capacity of the Speakeasy Gaming Saloon now stands at 750. Extensive off-track wagering facilities continue to be maintained at the Speakeasy Gaming Saloon. Patrons may also purchase pizza and sandwiches from Big Al's Deli, which is located in the Speakeasy and is open until closing. The Lodge parking lots have a combined capacity for approximately 700 vehicles.

    VIDEO LOTTERY FACILITIES

    In addition to live and simulcast parimutuel wagering, Mountaineer Park offers video lottery gaming through 1,000 video lottery terminals ("VLTs") located in the racetrack clubhouse, grandstand and Lodge. The Company purchased and installed 400 VLTs in March of 1997 and has operating leases for the remaining 600 VLTs. The racetrack houses 500 of the VLTs in its Riverside Gaming Terrace on the second floors of the clubhouse and grandstand, and the Lodge offers the remaining 500 VLTs in the Speakeasy Gaming Saloon, Derby Room and Iron Horse Lounge. All of the VLTs allow a player to select from several game themes, including up to four versions of draw poker, one version of blackjack and two versions of keno.

    In June of 1996, West Virginia law for the first time authorized VLT game themes that simulate classic casino slot machines. On July 3, 1996, the Company installed slot games on the first 350 of its VLTs. In October 1996, the Company installed slot games on an additional 50 VLTs. In March, 1997, the Company purchased 400 VLTs with slot games and removed 200 older VLTs. The new slot games include Double Diamond, a classic casino slot game with cherries, bars and items that "spin" on video reels, and the internationally popular Black Rhino game. These new games are offered in addition to blackjack, poker and keno.

    RECREATIONAL FACILITIES

    Mountaineer Park has a par three, nine-hole "executive" golf course, three tennis courts, a volleyball court, a basketball court, two swimming pools and two children's swimming pools. These facilities are made available for use by Lodge guests and the general public at specified daily or seasonal rates.

    TRAILER PARK

    The Company maintains a trailer park consisting of 61 individual lots on approximately 11.5 acres located across West Virginia State Route 2 from the Lodge and the entrance to Mountaineer Park. The lots are rented for fixed monthly fees, mostly to individuals who are employed by Mountaineer Park in racing operations. The Company is responsible for maintenance of the road and grounds, refuse removal and providing water and sewage hook-ups. The tenants pay all utility expenses.

    UNDEVELOPED LAND

    Mountaineer Park owns, as part of its 956 acre site, a 375 acre tract and a contiguous 350 acre tract (purchased in February 1998) that are currently undeveloped. The undeveloped acreage is located directly across West Virginia State Route 2 from the Lodge and racetrack main entrance. On October 7, 1997, Mountaineer Park acquired an option to purchase approximately 349 additional contiguous acres. The option, for which Mountaineer Park paid $100,000, has a duration of one year and entitles Mountaineer Park to purchase the property for $600,000. Management has no current plans to develop such property.

    CURRENT OPERATIONS

    The Company's operating revenues at Mountaineer Park are derived principally from its racing and video lottery operations and, to a lesser extent, its lodging, food and beverage operations. Additional revenues are generated from greens fees and other recreational facilities fees.

    RACING OPERATIONS

    The Company is subject to annual licensing requirements established by the West Virginia State Racing Commission (the "Racing Commission"). The Company's license was renewed in December 1997, and will remain effective through December 1998.

    The Company's revenue from racing operations is derived mainly from commissions earned on parimutuel wagering on live races held at Mountaineer Park and on races conducted at other "host" racetracks and broadcast live (i.e., import simulcast) at Mountaineer Park. In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The dollars wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a "take-out" or gross commission, from which the racetrack pays state and county taxes and racing purses. The Company's parimutuel commission rates are fixed as a percentage of the total handle or amounts wagered. With respect to Mountaineer Park's live racing operations, such percentage is fixed by West Virginia law at three levels, 17.25%, 19% and 25%, depending on the complexity of the wager. The lower rate applies to wagering pools involving only win, place and show wagers while the higher rates apply to pools involving wagers on specified multiple events, such as trifecta, quinella and perfecta wagers. With respect to simulcast racing operations, the Company generally has opted to apply the commission rates imposed by the jurisdictions of the host racetracks, as it may do with the consent of the

Racing Commission. Such rates vary with each jurisdiction and may be more or less favorable than the live racing commission rates. Out of its gross commissions, the Company is required to distribute fixed percentages to its fund for the payment of regular purses (the "regular purse fund"), the state of West Virginia and Hancock County and, with respect to commissions derived from simulcast operations, Mountaineer Park 's employee pension plan. After deducting state and county taxes and, with respect to simulcast commission, simulcast fees and expenses and employee pension plan contributions, approximately one-half of the remainder of the commissions are payable to the regular purse fund.

    Mountaineer Park also receives the "breakage," which is the odd cents by which the amounts payable on each dollar wagered in a parimutuel pool exceeds a multiple of ten cents. Breakage from simulcast wagers is generally allocated proportionately between the host racetrack and Mountaineer Park on the basis of the amounts wagered at their respective facilities.

    VIDEO LOTTERY OPERATIONS

    The Company is subject to annual licensing requirements established by West Virginia law. The Company's license was renewed in July 1997 for a period of one year.

    The Company derives revenue from the operation of video lottery games in the form of net win on the gross terminal income, or the total cash deposited into a VLT less the value of credits cleared for winning redemption tickets. Pursuant to the Lottery Act, the Company's commission is fixed at 47% of the net win after deducting an administration fee of up to 4% of gross terminal revenues first paid to the State of West Virginia.

    On March 26, 1996, the Company amended the master lease agreement pursuant to which it leases the 600 leased VLTs to reflect a new monthly consolidated payment schedule as follows: (i) $0 in December 1995, January 1996 and February 1996, (ii) $119,471 in March and April 1996, (iii) $183,176 from May through October 1996, and (iv) $119,471 from November 1996 through January 1999. In addition, the Company was obligated to make interest payments from March through October 1996 at the rate of 15% of the past due periodic rental payments under the master lease agreement, representing a total interest obligation of $26,278.

    In 1995, the Lottery Commission approved the linking of VLTs to enhance the amount that could be won on any single play of any single terminal within the linked group. The Lottery Commission also approved nominal payout percentages for this gaming option, commonly referred to as "progressives", of up to 95%. The Company expects to link approximately one-half of its VLTs into several progressive playing groups located in the Riverside Gaming Terrace at the racetrack and the Speakeasy Gaming Saloon at the Lodge. The Company's supplier is working on the development of progressive gaming software for the Company's existing VLTs. Management's target date for implementation of progressive gaming play is the third quarter of 1998, although there can be no assurance that progressive games will be successfully implemented by that date, or at all.

    In March 1996, the West Virginia legislature approved the usage of video game themes depicting symbols on reels, commonly referred to as "line games" or "slot games" ("Slot Terminals") in addition to the poker, blackjack and keno games previously permitted ("Card Terminals"). In July of 1996, Mountaineer Park converted 350 Card Terminals into Slot Terminals. In October of 1996, another 50 VLTs were converted. On March 15, 1997, Mountaineer purchased and installed 400 new Slot Terminals and removed 200 older Card Terminals, resulting in an increase in the number of VLTs currently in operation from 800 to 1,000, consisting of 800 Slot Terminals and 200 Card Terminals.

    RACETRACK, FOOD AND BEVERAGE OPERATIONS

    The clubhouse restaurant is open a minimum of 220 days annually on live race days (210 days beginning in 1998), and offers seating for 650 customers with full lunch and dinner menus and a private buffet. Clubhouse customers include racing fans, local residents and private social groups. Beverages and cocktails are also available in the grandstand building at the Hollywood Knights Saloon, which services video lottery players, as well as racing fans. The Hollywood Grande Buffet, which is adjacent to the Hollywood Knights Saloon, provides customers with low-cost, all-you-can-eat meals featuring a variety of foods from breakfast foods to prime rib. The grandstand also offers Big Al's Deli II, which serves sandwiches, hotdogs and pizza. Closed circuit television monitors displaying Mountaineer Park's live and simulcast races are provided at every table in both the Clubhouse and grandstand restaurant for the convenience of racing fans. The racetrack food and beverage facilities are intended to complement the entertainment experience for racing fans and video lottery players and, therefore, are designed to offer familiar menus with moderate pricing in a comfortable atmosphere.

    Lodge customers principally include local residents and business travelers visiting nearby steel plants and other businesses on weekdays, with a larger number of recreational customers and persons from non-local markets on weekends. Lodge facilities also include the Gatsby Dining Room, which seats 125 patrons for casual dining overlooking the golf course, and an additional 68 persons may be seated on an outside deck, weather permitting. Food and beverages are also available at the Lodge in Big Al's Deli located in the Speakeasy Gaming Saloon and in the Iron Horse Lounge. Table and barstool seating is available in the Speakeasy Gaming Saloon and the Iron Horse Lounge for the video lottery gaming and off-track wagering patrons accommodated there. The Lodge and its food and beverage operations are operated in combination with its entertainment facilities and are utilized principally to increase racing attendance and video lottery play. Accordingly, the Company maintains inexpensive room and food and beverage rates.

    IMPROVEMENT PLAN AND EXPANDED OPERATIONS

    Since its acquisition of Mountaineer Park in December 1992, the Company has been engaged in an ongoing effort to renovate and, more recently, enhance and expand Mountaineer Park, which was first opened in 1951. Prior to West Virginia's adoption of the Lottery Act in March 1994, the Company completed certain renovations necessary to maintain the clubhouse and lower grandstand areas, including upgrades to the plumbing and electrical systems, the installation of new furniture and furnishings and the redesign of the grandstand parimutuel (wagering) windows. These improvements were made during 1993.

    In 1993, the Company commenced its capital improvement program, designed to upgrade and expand Mountaineer Park's existing facilities to a level which would allow its marketing as a more upscale gaming, racing, and recreational destination resort.

    In 1994 and 1995, the Company invested $8.9 million in building improvements, furnishings, fixtures and equipment suitable for large scale gaming activities in its racetrack grandstand and clubhouse, and an additional $591,000 to convert a portion of existing Lodge space to gaming areas. In response to increased patronage at its Lodge gaming areas, the Company embarked upon an 8,000 square foot expansion of the Lodge video lottery facilities in 1995.

    Mountaineer has expanded its off-track betting facilities in both the racetrack and Lodge locations. In 1994 and 1995, the Company invested $1.9 million in two track-side restaurants offering seating for 1,200 racing patrons, with new 13-inch television monitors located at each table, and a total of 32 overhead monitors with 40-inch screens. A simulcast control center is located in the clubhouse restaurant, which also offers video and graphic overlay capabilities. This system enables the Company to promote upcoming events and Mountaineer Park's other entertainment facilities, in addition to the day's live and off-track racing schedule. In 1995, the Company completed the renovation of the Lodge off-track betting facility, offering seating for 198 patrons in the Speakeasy Gaming Saloon. The Lodge simulcasting facility is served by fourteen
(14) 40-inch television monitors, seven (7) 13-inch screens, as well as four (4) projection screens. The Company currently has available sixty-four (64) mutuel windows in the racetrack facility and six (6) windows in the Speakeasy Gaming Saloon. Patrons also have access to three (3) self-serve wagering machines at the racetrack and two (2) at the Lodge.

    The Company also created a boxing arena and entertainment stage, which it has integrated into the grandstand seating. The stage is an integral component of the Company's efforts to expand Mountaineer Park's customer base by offering new, complementary forms of entertainment. Mountaineer Park has hosted approximately ten boxing events since December 1994, including nationally televised bouts on ESPN and USA Cable. Mountaineer Park paid fixed fees and provided certain lodging at no charge to the event promoters. Mountaineer Park retained all proceeds from ticket sales, food and beverage sales and program sales. Management intends to engage in similar events to increase public awareness and thereby help to increase future attendance at Mountaineer Park.

    In 1995 the Company restored forty-one (41) guest rooms that were damaged by fire and in 1997 it completed a general renovation and upgrade of the sixty (60) remaining guest rooms and common areas. The Lodge lobby and reception area were renovated in 1996.

    In 1996 and 1997, enhancements and expansion of the Speakeasy Gaming Saloon, parking lot expansion and general paving were completed.

    BUSINESS STRATEGY

    The Company's business strategy is to increase revenues in all areas of operations through the promotion and expansion of its video lottery business and the enhancement of its racing and entertainment facilities.

    DEVELOP AND MARKET MOUNTAINEER PARK AS A DIVERSIFIED ENTERTAINMENT FACILITY

    The Company believes that the Mountaineer Park racetrack facility has not performed up to its potential in the past because it was utilized primarily to conduct parimutuel racing, thereby limiting the facility's customer base and under-utilizing its sizable infrastructure during non-racing times. The expansion of video lottery operations and the introduction of bingo for local senior citizen groups and simulcast boxing events at Mountaineer Park have begun to remedy these deficiencies. Management believes that the addition of such improvements and programs to those already completed will provide the right product mix to attract an increasing number of visitors and more efficiently use Mountaineer Park's facilities during non-racing times. It is anticipated that the resulting benefits will be shared by parimutuel, as well as by video lottery and other entertainment operations, since patrons who traditionally do not visit horse racetracks may, once at Mountaineer Park, be more inclined to wager on racing. In addition, because a significant percentage of revenues from video lottery operations must be contributed to the racing purse fund, as video lottery revenues increase, so will the size of purses. Management believes that this will attract better quality racehorses, further enhancing Mountaineer Park's appeal to traditional horse racing fans who largely generate the Company's parimutuel revenues.

    EXPAND VIDEO LOTTERY OPERATIONS

    At December 31, 1996, the Company planned to expand its video lottery operations by installing an additional 200 VLTs, which were authorized by the Lottery Commission in 1995, to replace existing VLTs which had been placed in operation in 1994. By March 13, 1997, the Company had accomplished its plan by removing 200 older Card Terminals and adding 400 new Slot Terminals, resulting in an increase in the number of VLTs in operation from 800 to 1,000, consisting of 800 Slot Terminals and 200 Card Terminals. The number and mix of machines remained the same at December 31, 1997. The Company believes that its video lottery revenues will continue to increase with the implementation of progressive games, players' increased familiarity with the available games, and the continuation of the Company's expanded marketing plan. The Company is also continuing to study expansion of the Lodge's capacity and construction of a convention facility to increase mid-week business. With its current involvement in video lottery gaming and parimutuel racing, its substantial infrastructure and grounds, and the attractive location of its facility, management believes that Mountaineer Park is positioned to take advantage of any additional forms of gaming which may be legalized in West Virginia in the future. There can be no assurances, however, that the state of West Virginia will authorize additional gaming activities or that, if authorized, the Company would be permitted to engage in such operations.

    On March 14, 1998, the West Virginia State Legislature passed House Bill 4632, which, among other things, amended Section 29-22A-12(b)(5) of the Racetrack Video Lottery Act of 1994 (regarding the number and location of video lottery terminals). Upon its effective date, the amendment will permit Mountaineer Park to change the ratio of VLTs located in the Lodge versus the racetrack building from 1:1 to 2:1. The amendment will become effective ninety
(90) days after its passage unless vetoed by the Governor of West Virginia within fifteen (15) days of the end of the legislative session, at which time (April 8, 1998) the amendment becomes law. If the amendment becomes law, Mountaineer Park intends to: (i) apply to the Lottery Commission for permission to increase the number of VLTs from 1,000 to 1,200; (ii) purchase or lease 200 new Slot Terminals to be located in the Lodge, together with 100 VLTs to be relocated from the racetrack; and (iii) construct a second addition of approximately 8,000 square feet to the Speakeasy Gaming Saloon to house the 300 additional VLTs. If this plan is implemented, which management anticipates will occur in 1998, Mountaineer Park will operate 800 VLTs at the Lodge and 400 at the racetrack.

    RELOCATE OFF-TRACK WAGERING

    The Company recently relocated its primary simulcasting operations to the Speakeasy Gaming Saloon at the Lodge. Management believes that by exposing video lottery patrons to simulcast and live racing, new racing fans can be developed, thereby increasing parimutuel operations. The Company also recently relocated its simulcast facilities at the racetrack, creating off-track wagering areas adjacent to the Hollywood Knight's Saloon in the grandstand's mezzanine level (133 seats served by eight (8) 40-inch monitors and eight (8) 20-inch monitors) and on the lower level of the grandstand (114 seats served by ten (10) 27-inch monitors and one hundred thirty-one (131) 13-inch monitors). These new simulcast facilities are also expected to create additional excitement and increase the level of activity at the racetrack on live race days.

    IMPROVE LIVE RACING PRODUCT AND COMMENCE EXPORT SIMULCASTING OUTSIDE HUB
     AREA

    The Company's ability to attract attendance at Mountaineer Park and wagering on its live races is dependent, in part, upon the quality of the horses racing at Mountaineer Park. Horse races at racetracks competing with Mountaineer Park, and at the racetracks from which Mountaineer Park receives import simulcasts, have often been of higher quality than Mountaineer Park's horse races, thereby attracting a larger volume of wagering and higher average wagers than at Mountaineer Park. Beginning in October 1994, Mountaineer Park has been able to attract better quality horses by paying incrementally higher purses. The increased purses reflect an increase in the minimum daily purses guaranteed pursuant to Mountaineer Park's agreement with the horsemen's association, a non-union entity which represents the jockeys in their dealings with Mountaineer Park. Management's ability to increase further the size of purses will depend on increased video lottery operations and, to a lesser extent, expanded simulcast racing operations. The Company anticipates that Mountaineer Park will be able to continue increasing purse sizes to levels attractive to owners of mid-level quality or better racehorses.

    Mountaineer Park sponsored several stakes races in 1996 and 1997, with purses of up to $25,000 per race. In September 1995, Mountaineer Park hosted the West Virginia Breeders' Classics stakes races, with purses totaling $330,000 funded by state-wide video lottery tax revenue. Mountaineer Park broadcast certain of these races to a number of other racetracks around the country and intends to simulcast its regular card of live races commencing in the third or fourth quarter of 1998. Wagering handles from participating racetracks are commingled with Mountaineer Park's on-site wagering handle when it exports its simulcast signal.

    COMMENCE EXPORT SIMULCASTING OUTSIDE HUB AREA

    Export simulcasting is a highly desirable source of revenue because the direct costs associated with such operations are relatively low. The Company believes that the higher average purses anticipated from video lottery contributions will improve the quality of races which it can export to other racetracks, off-track betting facilities, casinos and other gaming establishments once it has completed its improvement plan. In order to make its races more attractive to simulcast outlets, the Company anticipates that Mountaineer Park will experiment with different post times, possibly adopting more evening racing days which are preferable because they do not compete with live racing conducted by host tracks. Although the Company intends to pursue export simulcasting possibilities vigorously, there can be no assurance that such opportunities will prove realistic or that the Company will be successful in its pursuit of such business. Further, commencement of export simulcasting will involve substantial capital expenditures related to satellite uplink equipment, lighting and camera equipment, which the Company estimates will be approximately $2 million.

    INCREASING IMPORT SIMULCASTING

    The Company intends to increase the number and quality of races it makes available for wagering by simulcasting additional out-of-state races. Although management does not anticipate that it will increase the number of import signals it can receive simultaneously, it will increase the number of races displayed with each available signal. In May 1995, Mountaineer Park introduced simulcasts of off-track greyhound racing, and has since offered thoroughbred and/or greyhound import simulcasting seven days per week. Because operating expenses associated with simulcast racing are generally lower than those associated with live racing, management believes that increases in the levels of simulcast wagering would result in greater operating profits than similar increases in live racing levels.

    MARKETING

    Mountaineer Park's primary market includes approximately four million persons of gaming age who reside within a one-hour drive, or approximately 50 miles, of the facility including the population centers of Pittsburgh, Pennsylvania, Youngstown/Warren and Akron/Canton, Ohio, and Wheeling, West Virginia. A secondary market consists of 3.4 million persons of gaming age who reside within a two-hour drive, including Cleveland, Ohio and Morgantown, West Virginia. Both markets have an average household income of approximately $26,000.

    The Company has adopted and is in the process of implementing a comprehensive marketing program to capitalize on Mountaineer Park's recently expanded gaming facilities to create a larger and more loyal customer base. The program includes (i) the Players Club, a player rating and tracking system designed to reward qualified play through the issuance of reward certificates which are redeemable for food and beverages, merchandise and other services,
(ii) entertainment programming featuring boxing and other special events, (iii) attractive food and beverage pricing, (iv) comprehensive advertising, and (v) a bus program. Some features of the program are subject to approval by the Lottery Commission. Prior to the formulation of the new marketing program, the Company's marketing efforts consisted of limited television, radio and print advertising and promotional events tied to major holidays or horse racing events.

    COMPETITION

    Mountaineer Park's principal direct competitors are Wheeling Downs, located approximately 40 miles to the south in Wheeling, West Virginia, Thistledown, located approximately 85 miles to the northwest in Cleveland, Ohio, and Ladbroke located approximately 80 miles away from Mountaineer Park in Washington, Pennsylvania. Wheeling Downs conducts parimutuel greyhound dog racing and video lottery gaming. Thistledown conducts parimutuel thoroughbred horse racing but not video lottery. Ladbroke conducts live harness racing and provides import simulcasting, but does not have video lottery gaming. Other than

Wheeling Downs, Thistledown and Ladbroke, there are currently no facilities offering competitive parimutuel live thoroughbred or video lottery gaming within a 100-mile radius of Mountaineer Park. As a result, although there are facilities located more than 100 miles away, management does not believe that such other facilities compete with Mountaineer Park for a significant segment of its target customer base (although they do compete to some extent for quality racehorses). In addition, none of those facilities, all of which are located in Pennsylvania and Ohio, are currently licensed to offer video lottery gaming. The two facilities in West Virginia, other than Mountaineer Park and Wheeling Downs, offering video lottery, are located in the central and eastern parts of the state and, as a result, management believes they do not compete to any significant extent with Mountaineer Park for customers. In addition, one other well-known resort located downstate, has sought legislative approval to operate a land-based casino available only to its overnight guests. The Company does not believe that such operations, if approved and implemented, would compete with Mountaineer Park. The Company also competes with statewide lotteries in West Virginia, Pennsylvania and Ohio, on-site and off-track wagering in Pennsylvania and other entertainment options available to consumers, including live and televised professional and collegiate major sports events. The Company will also compete with off-track wagering in Ohio, which was approved in 1996.

    The Company is attempting to attract patrons by promoting Mountaineer Park as a complete entertainment complex and destination resort offering a unique combination of quality racing, video lottery wagering, dining, special events and other entertainment options, all in a physically attractive setting which is easily accessed with ample on-site parking. To the extent that Pennsylvania or Ohio legalize any forms of casino gaming, the Company's video lottery operations will compete with new gaming facilities located within driving distances of Mountaineer Park's geographic market. Such facilities may offer more gaming machines than Mountaineer Park as well as forms of gaming not available in West Virginia.

    EMPLOYEES

    As of December 31, 1997, Mountaineer Park had approximately 480 full-time employees and 30 part-time employees, of whom approximately 70 were represented by a labor union under a collective bargaining agreement. During its peak season in 1997, the Company had as many as approximately 700 employees, including full-time temporary employees. The union representing mutuel clerks at the racetrack has been expanded in recent years to cover certain employees providing off-track betting services at the Lodge. The collective bargaining agreement was extended until November 30, 2002. In September a vote was held on a proposal to make approximately 200 other employees union members. Based on the information available to the Company, the Company believes that the vote on the proposal to expand the union coverage was 72 against and 60 for, with 87 votes challenged and under review for eligibility. Pending the outcome of such review, the Company is unable to predict the ultimate outcome of this vote. As of December 31, 1997, the Company also employed two persons in Orange County, California. The Company believes that its employee relations are good; however, there can be no assurance that if such expansion of the union is approved, the Company's employee relations will remain on the same terms as in the past.

    REGULATION AND LICENSING

    The Company's business is highly regulated. The ability of the Company to remain in business and to operate profitably depends upon the Company's continued ability to satisfy all applicable gaming laws and regulations.

    RACING

    The Company's horse racing operations are subject to extensive regulation by the Racing Commission, which is responsible for, among other things, granting annual licenses to conduct race meets, approving simulcasting post times, and other matters. When granting licenses, the Racing Commission has the authority to determine the dates on which Mountaineer Park may conduct races. In order to conduct simulcast racing, Mountaineer Park is required under West Virginia law to hold a minimum of 220 (210 beginning in 1998) live race days each year. Mountaineer Park was granted a license to conduct 220 live race days for 1997 and 210 for 1998.

    West Virginia law requires that at least 80% of Mountaineer Park's employees must be citizens and residents of West Virginia and must have been such for at least one year. In addition, certain activities, such as simulcasting races, require the consent of the representatives of a majority of the horse owners and trainers at Mountaineer Park.

    Mountaineer Park's revenues from live racing operations are derived substantially from its parimutuel commissions, which are fixed by the State of West Virginia as percentages of Mountaineer Park's wagering handles. West Virginia law fixes these percentages at three levels, 17.25%, 19% and 25%, depending on the complexity of the wager, as previously discussed. The West Virginia legislature could change these percentages at any time, although the Company is not aware of any current proposal to do so.

    The Company's simulcast activities that occur outside of West Virginia could be subject to regulation by other state racing commissions, as well as the provisions of the Federal Interstate Horse Racing Act of 1978, which prohibits Mountaineer Park from accepting off-track wagering on simulcast racing without the approval of the Racing Commission and, subject to certain exceptions, of any other currently operating track within 60 miles, or if none, of the closest track in any adjoining state.

    VIDEO LOTTERY

    The operation of video lottery games in West Virginia is subject to the Lottery Act. Licensing and regulatory control is provided by the Lottery Commission.

    Prior to the adoption of the Lottery Act in March 1994, the Company conducted video lottery gaming pursuant to an agreement with the Lottery Commission which authorized the Company to operate video lottery machines at the racetrack and Lodge as part of a video lottery pilot project. Under the terms of the agreement, Mountaineer Park retained ownership or control of the video lottery machines and other equipment it provided for use in video lottery gaming. In March 1993, the Attorney General of West Virginia issued an opinion that, under the West Virginia Constitution, video lottery machines could not be privately owned. As a result of the Attorney General's opinion, the Company was unable to renew its agreement with the Lottery Commission, which was scheduled to expire in June 1993. In October 1993, the Supreme Court of West Virginia (the "Court") found that the legislature had not adequately defined and authorized video lottery gaming and, as a result, the Lottery Commission's authorization of video lottery gaming at Mountaineer Park was invalid. The Court's order was to become effective in late November 1993, at which time video lottery gaming at Mountaineer Park would have had to terminate. However, the court stayed its order pending consideration and passage of satisfactory video lottery legislation. The subsequent adoption of the Lottery Act has not been contested in, or otherwise addressed by, the Court or any other West Virginia court.

    Under the Lottery Act, only parimutuel horse or dog racing facilities that were licensed by the Racing Commission prior to January 1, 1994 and that conduct at least 220 (210 beginning in 1998) live racing dates, or such other number as may be approved by the Racing Commission, are eligible for licensure to operate video lottery games. There are four racing facilities in West Virginia (two horse racing and two dog racing), including Mountaineer Park, all of which satisfy the eligibility requirements. The conduct of video lottery gaming by a racing facility is subject to the approval of the voters of the county in which the facility is located. If such approval is obtained, the facilities may continue to conduct video lottery activities unless the matter is resubmitted to the voters pursuant to a petition signed by at least 5% of the registered voters, who must wait at least five years to bring such a petition. If approval is denied, another vote on the issue may not be held for a period of two years. Video lottery gaming was approved in Hancock County, the location of Mountaineer Park, on May 10, 1994.

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

    Under the Lottery Act, racetracks that conduct video lottery gaming, as well as persons who service and repair video lottery machines and validation managers (persons who perform video lottery ticket redemption services) are required to be licensed by the Lottery Commission. The licensing application procedures are extensive and include inquiries into, and an evaluation of, the character, background (including criminal record, reputation and associations), business ability and experience of an applicant and the adequacy and source of the applicant's financing arrangements. In addition, a racetrack applicant must hold a valid racing license, have an agreement regarding video lottery revenues with the representatives of a majority of the horsemen, the parimutuel clerks and the breeders for the racetrack and post a bond or irrevocable letter of credit in such amount as the Lottery Commission shall determine. Finally, no license will be granted until the Lottery Commission determines that each person who has "control" of an applicant meets all of the applicable licensing qualifications. Persons deemed to have control of a corporate applicant include: (i) any holding or parent company or subsidiary of the applicant who has the ability to elect a majority of the applicant's board of directors or to otherwise control the activities of the applicant; and (ii) key personnel of an applicant, including any executive officer, employee or agent, who has the power to exercise significant influence over decisions concerning any part of the applicant's business operations. The Company's license application was approved by the Lottery Commission in June 1995. From March 1994 until such approval, the Company conducted video lottery gaming under a provision of the Lottery Act that permitted any racetrack authorized by the Lottery Commission to conduct video lottery gaming prior to November 1, 1993, to continue to do so for a limited time without additional licensure.

    Prior to Mountaineer Park's construction loan with Bennett Management & Development Corporation ("Bennett"), the Lottery Commission approved the Company's license in September 1994. During the relicensing proceedings prior to July 1, 1995, the Lottery Commission required Bennett to submit audited financial statements, based on the combined effect of Bennett's stock ownership in the Company, its security interest pursuant to the deed of trust in connection with the Bennett Loan, and the fact that a Bennett affiliate, American Gaming & Entertainment, Ltd. ("AGEL"), performed management services for the Company. These factors required the Company to seek Lottery Commission approval of Bennett. Although Bennett initially failed to provide information required by the Lottery Commission, the Lottery Commission relicensed Mountaineer Park in June, 1995, after which time Bennett supplied the requisite information. In connection with the relicensing proceedings held in June 1996, the Lottery Commission released an opinion dated May 9, 1996 to the effect that because Bennett had the right to vote less than 5% of the outstanding stock of the Company, and AGEL was no longer providing management services, Bennett could not influence or control Mountaineer Park's business, and thus, Lottery Commission approval was not required. Accordingly, no Lottery Commission approval of Bennett was required in 1996.

    On December 26, 1996, Mountaineer Park prepaid the Bennett loan with funds obtained through a new financing from Madeleine LLC. Because the terms of the new financing provide that Madeleine does not have the right to vote more than 5% of the Company's voting stock or the right to take an active role in the affairs of Mountaineer Park, no Lottery Commission approval of Madeleine was required in 1996 or 1997. Assuming the Lottery Commission does not change its current position, if no new lender acquires the right to vote more than 5% of the voting stock and does not obtain the right to take an active role in the affairs of Mountaineer Park, no Lottery Commission approval will be required. While the Company has no reason to believe that its license is in jeopardy as a result of either loan, a change in policy by the Lottery Commission could affect Mountaineer Park's license and thus adversely affect the Company.

    Licenses granted by the Lottery Commission must be renewed on July 1 of each year. A license to operate video lottery games is a privilege personal to the license holder and, accordingly, is non-transferable. In order for a license to remain in effect, Lottery Commission approval is required prior to any change of ownership or control of a license holder. Unless prior approval of the Lottery Commission is obtained, the sale of five percent or more of the voting stock of the license holder or any corporation that controls the license holder or the sale of a license holder's assets (other than in the ordinary course of business), or any interest therein, to any person not previously determined by the Lottery Commission to have satisfied the licensing qualifications, voids the license.

    Accordingly, should a party unaffiliated with the Company acquire 5% or more of the voting stock of the Company in a manner inconsistent with the statute, the Company's license could be jeopardized insofar as such party would be required to undergo approval by the Lottery Commission. Under the Company's Restated Certificate of Incorporation, any person who purchases 5% or more of the Common Stock without first securing Lottery Commission approval to own such shares, is subject to the Company's right to repurchase such shares from the holder.

    Once licensed, a racetrack has the right to install and operate up to 400 video lottery machines and may operate more than 400 machines only upon Lottery Commission approval. The Company has received approval to operate a total of 1,000 machines.

    Video Lottery machines may only be operated in the grandstand building of a racetrack where parimutuel wagering is permitted; provided, however, that if a racetrack was authorized by the Lottery Commission prior to November 1, 1993 to operate video lottery machines in another area of the racetrack's facilities, such racetrack may continue to do so as long as there is one video lottery machine in the grandstand building for each machine located in another area of the racetrack. Accordingly, Mountaineer Park may continue to operate video lottery machines at the Lodge, provided that there are at least as many machines located in the grandstand building of the racetrack.

    On March 14, 1998, the West Virginia State Legislature passed House Bill 4632, which, among other things, amended Section 29-22A-12(b)(5) of the Racetrack Video Lottery Act of 1994 (regarding number and location of video lottery terminals). Upon its effective date, the amendment will permit Mountaineer Park to change the ratio of VLTs located in the Lodge versus the racetrack building from 1:1 to 2:1. The amendment will become effective ninety
(90) days after its passage unless vetoed by the Governor of West Virginia on or before April 18, 1998, at which time the amendment will become law.

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

    All revenues derived from the operation of video lottery games must be deposited with the Lottery Commission to be shared in accordance with the provisions of the Lottery Act. Under such provisions, each racetrack must electronically remit to the Lottery Commission its "gross terminal income" (total cash deposited into video lottery machines less the value of credits cleared for winning redemption tickets). To ensure the availability of such funds to the Lottery Commission, each racetrack must maintain in its account an amount equal to or greater than the gross terminal income to be remitted. If a racetrack fails to maintain this balance, the Lottery Commission may disable all of the racetrack's video lottery machines until full payment of all amounts due is made. From the gross terminal income remitted by a licensee, the Lottery Commission will deduct up to 4% to cover its costs of administering video lottery at the licensee's racetrack and divide the remaining amounts as follows:
47% is returned to the racetrack, 30% is paid to the State's general revenue fund, 15.5% is deposited in the racetrack's fund for the payment of purses, and the remaining 9% is divided among tourism promotion, Hancock County, the Breeders' Classics, the Veterans Memorial Program and the Racetrack Employees Pension Fund.

    Pursuant to both the Racing Commission's and Lottery Commission's regulatory authority, the Company may be investigated by either body at virtually any time. Accordingly, the Company must comply with all gaming laws at all times. Should either body consider the Company to be in violation of any of the applicable laws or regulations, each has the plenary authority to suspend or rescind the Company's licenses. While the Company has no knowledge of any non-compliance, and believes that it is in full compliance with all relevant regulations, should the Company fail to comply its business would be materially adversely effected.

    To date, the Company has obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of its current gaming activities. However, no assurances can be given that any new licenses or approvals that may be required in the future will be given or that existing ones will be renewed.

    The West Virginia Legislature passed two bills in 1997 which enhance various aspects of Mountaineer Park's existing racing and video lottery operations. The Company's ability to remain in the gaming business depends on the continued political acceptability of gaming activities to both the public and state governmental officials. In addition, the gaming laws impose high tax rates, and fixed parimutuel commission rates which, if altered, may diminish the Company's profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Parimutuel Commissions."

    Due to the political nature of gaming issues, and despite recent appropriations towards educational and recreational purposes derived from funds generated by gaming activities, it is unknown at this time whether state officials will maintain the same policies towards gaming activities, particularly video lottery gaming, as in the past. Any substantial unfavorable change in the enabling laws or tax rates on gaming revenues could make the Company's business substantially more onerous, less profitable or illegal, which would have a material adverse effect on the Company's business.

    DISCONTINUED OPERATIONS

BARTLETT FIELD LEASES--OHIO

    In January 1992, the Company, through its wholly owned subsidiary, ExCal Energy Corporation ("ExCal") acquired approximately 16,000 net developed acres and 16,800 net undeveloped acres (held by production) of oil and gas leases in the Bartlett Field in Southeastern Ohio from Biscayne Petroleum Corporation, an affiliate of Edson R. Arneault, President and Chief Executive Officer and a Director of the Company. Mr. Arneault was not affiliated with the Company at the time of such acquisition. The Company agreed to provide funds to drill 40 gas wells on such properties, and in 1992, the Company attempted to raise the required capital through a public offering. Due to the expiration of "Section 29" credits (a credit against Federal income taxes derived from gas produced from Devonian Shale and "tight sands" formations from wells commenced before January 1993), in December 1992, the Company abandoned the offering. As a result, the Company recorded certain provisions for writedown of these interests. During 1993, the Company allowed the leases for the net undeveloped acreage to expire, and sold to third parties approximately 2,300 of net developed acres. In December 1994, all of the remaining leases were sold pursuant to the plan of orderly liquidation described below.

BARTLETT FIELD WELLS--OHIO

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

MARATHON-OTTER LAKE FIELD--MICHIGAN

    In January 1992, ExCal acquired all the issued and outstanding shares of Crystal Oil Company, Inc. ("Crystal"). Crystal's assets consisted of an average of a 64% net revenue interest in approximately 3.3 million barrels of oil (proved reserves) plus 34 oil and gas wells and related equipment in the Marathon-Otter Lake Field in the State of Michigan. In 1991, the wells were shut-in by Crystal which had undertaken no material drilling since then. In December 1992, ExCal entered into a joint venture agreement with Fleur-David Corporation ("Fleur-David"), then a minority stockholder of the Company, to perform rework and remediation activities to re-establish production and provide activities necessary for compliance with state environmental standards on the acreage then held as well as any leases taken in the future within a defined area of mutual interest. ExCal contributed its net revenue interest in the proved reserves and agreed to pay 25% of on-going costs in exchange for a 25% interest in the joint venture. For a 75% interest in the joint venture, Fleur-David agreed to provide technical expertise and 75% of on-going costs. Fleur-David also obtained a covenant not to sue for clean-up and abandonment costs from the state of Michigan by funding $188,000 in an environmental escrow fund required by the state. Costs were estimated at $2,200,000 and have included rework of wells, repairs to oil storage tank batteries, acid treatments of producing formations, plugging, clean-up, equipment removal, waste disposal and soil removal costs required by the Michigan Department of Natural Resources. The Company is responsible to provide 25%, or approximately $550,000 of such costs, of which $286,000 as of December 31, 1997, has been paid primarily from proceeds from the exercise of certain stock options granted to Fleur-David by the Company, as well as cash from continuing operations. During 1997, ExCal had no revenues or expenses.

PLAN OF ORDERLY LIQUIDATION

    On March 31, 1993, the Company's Board approved a formal plan to divest its oil and gas operations over a period of two years. This decision was based upon several factors including (i) the anticipated potential of the Company's gaming operations and the anticipated time to be devoted to it by management, (ii) the expiration of "Section 29" credits, and (iii) the impact of delays in connection with a political controversy over video lottery in West Virginia during 1993 which caused management to focus the Company's efforts and financial resources on Mountaineer Park. To enhance the value of the properties for sale, the plan of orderly liquidation provided for remediation costs to address certain environmental matters and rework and development costs to increase future production.

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

    The plan of orderly liquidation also called for rework costs of approximately $150,000 in connection with the Company's 77 Bartlett Field gas wells. Because the wells were in various states of disrepair, the plan called for maintenance of wells, acid treatments of producing formations and, in some cases, plugging and abandonment, all for the purpose of increasing production and the value of such assets for ultimate sale. In mid-1993, the Company reduced its appropriation for such rework costs to $100,000, which was estimated to increase net cash flows from production to a minimum of $25,000 per month. However, after completion of only $50,000 of such rework costs, the Bartlett Field wells and remaining Bartlett Field leases were sold in December 1994 to Development & Acquisition Ventures in Energy, Inc., whose principal stockholder is the brother of Edson R. Arneault, the President and Chief Executive Officer and a

Director of the Company, for notes valued at approximately $426,000, of which $150,000 (discounted to $126,000) is non-recourse, secured solely by the assets sold. See "Certain Relationships and Related Transactions".

    At the time of the sale, the Company remained obligated on a $590,000, 9% note to the previous owners of the Bartlett Field wells. On March 31, 1995, the note was amended to provide the Company with a credit for the then current value of 98,333 shares of the Company's Common Stock issued to the previous owners in March 1993 in the amount of $123,000. The amendment further provided for the $467,000 balance of the note to be paid in monthly payments of interest only at 10% from May through October 1995, with principal amortized over 36 months thereafter with a balloon payment after 12 months on October 1, 1996. The note was payable at the option of the Company through the issuance of Common Stock on or before November 1, 1995 at the then current market value, provided that such shares were registered by the Company at the time of issuance. The Company paid monthly interest payments in May and June 1995, and in October 1995, the note was canceled in exchange for interest payments for the months of July, August and September 1995, and 373,600 shares of the Company's Common Stock, subject to registration rights and valued for purposes of the transaction at the then current market value of $1.25 per share.

    The Company intends to sell its sole remaining oil and gas interest in the Marathon-Otter Lake Field during 1998. For further discussion of management's plan of orderly liquidation, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Discontinued Operations".

ITEM 2.  PROPERTIES

    GAMING, RACING AND OTHER ENTERTAINMENT

    Mountaineer Park is comprised of a thoroughbred racetrack and the Lodge providing video lottery gaming, off-track wagering, dining and lounge facilities as well as facilities for golf, swimming, tennis and other outdoor activities covering approximately 956 acres (including approximately 725 undeveloped acres) in Chester, West Virginia. The Mountaineer Park facility encompasses approximately 4,100 feet of frontage on the Ohio River and approximately 2,500 feet of highway frontage straddling West Virginia State Route 2. Substantially all of Mountaineer Park's assets are pledged to secure the debt evidenced by the Second Amended and Restated Term Loan Agreement, dated as of July 2, 1996, as amended and restated as of December 10, 1996, and as further amended and restated as of July 2, 1997, among Mountaineer Park, Inc. the Company and Madeleine LLC (the "Second Amended Term Loan Agreement").

    OIL AND GAS

    The Company's oil and gas interest constitutes a 25% working interest in a 64% net revenue interest in proved reserves with 34 net producible wells as well as future development within a defined area of mutual interest in the Marathon-Otter Lake field in Lapeer and Genesee Counties, Michigan. Proved reserves are estimated at 3,314,800 BBL. For financial and other information about the Company's oil and gas interests, see "Discontinued Operations," "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Discontinued Operations," and Note 12 of the Notes to Consolidated Financial Statements.

    EQUIPMENT LEASES

    At December 31, 1996, in connection with video lottery and racing operations, Mountaineer Park leased 800 video lottery machines, a totalisator system, video tape and closed circuit television systems and other equipment required for operations. During the first quarter of 1997, the Company agreed to amend its master lease agreement, reducing the number of VLTs under lease to 600.

ITEM 3.  LEGAL PROCEEDINGS

    PENDING LITIGATION

    OVELLE HOLDINGS, INC. V. MTR GAMING GROUP, INC., Circuit Court of Hancock, West Virginia, Civil Action 97-C-133G. On July 24, 1997, the Company and Mountaineer Park were served with a complaint filed by Ovelle Holdings, Inc. claiming breach of contract and breach of the implied covenant of good faith and fair dealing in connection with a financing commitment allegedly obtained by the plaintiff for Mountaineer Park. The complaint seeks recovery of $350,000 in fees, as well as lost profits on shares of the Company's stock the plaintiff alleges it could have purchased upon the exercise of warrants it was to have earned, and loan servicing fees, which lost profits and servicing fees are alleged to exceed $75,000, pre-and post-judgment interest, and costs.

    The Company and Mountaineer Park have filed a motion for summary judgment on the grounds that letters authored by plaintiff constitute an admission that plaintiff was unable to arrange closing of the subject financing by the express deadline contained in the parties' agreement and that no agreement to extend the closing date was reached. Thus, plaintiff did not satisfy the conditions precedent to its right to compensation of any kind. Management therefore intends to defend the action vigorously.

    GEORGE JONES V. MOUNTAINEER PARK., INC. AND WINNERS ENTERTAINMENT, INC., Circuit Court of Hancock County, West Virginia, Civil Action No. 95-C-103G. On June 19, 1995, the Company and Mountaineer Park were served with a complaint by George Jones, claiming breach and wrongful termination of Mr. Jones' employment agreement with Mountaineer Park, retaliatory discharge, fraud, outrage, and defamation. The complaint alleges, among other things, that Mountaineer Park terminated Jones' employment in September of 1993 in retaliation for his efforts to investigate alleged improper activities occurring at Mountaineer Park. Mr. Jones seeks an award of compensatory damages in the amount of $1 million and a like amount in punitive damages.

    The Company and Mountaineer Park have answered the complaint, denying any liability to Mr. Jones. Management has determined to defend the case vigorously on the grounds that all of the claims should be dismissed because Mr. Jones' employment was not terminated but rather abandoned by Mr. Jones, or, if terminated was done so properly and justifiably. The Company and Mountaineer Park will also defend against the retaliatory discharge claim based upon Mr. Jones' own deposition testimony that whenever Mr. Jones raised with management issues he perceived as problems, management acted promptly and properly to address those concerns.

    Although when the case was filed Mountaineer Park was advised that the claims were covered by insurance, in April of 1997 Mountaineer Park was advised by its insurance carrier that only the defamation claims against it are covered by insurance, and that the carrier would provide a defense to all claims under a reservation of rights. Discovery is in progress (after delays largely because Mr. Jones' counsel had been unable to locate him).

    JUANITA REINHOLD V. MOUNTAINEER PARK, INC., Circuit Court of Hancock County, West Virginia, Civil Action No. 98-C-30 W. On February 26, 1998, Mountaineer Park, Inc. was served with a complaint filed by Juanita Reinhold claiming wrongful termination of employment and improper administration of a polygraph test. The complaint alleges that pursuant to statute concerning such tests, Mountaineer Park is criminally liable to the State of West Virginia and civilly liable to the plaintiff. The complaint seeks $250,000 in compensatory damages and a like amount in punitive damages.

    The Company (including its subsidiaries) is also a defendant in various law suits relating to routine matters incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of stockholders of the Company was held on October 8, 1997, for the purpose of (i) electing three persons to serve as directors of the Company until the next annual meeting of stockholders; (ii) ratifying the adoption of the Company's 1996 Amended Stock Option Plan; and (iii) ratifying the appointment of the Company's independent certified public accountants to serve as auditors for the fiscal year ending December 31, 1997.

    1. At the meeting, Edson R. Arneault, Robert L. Ruben and Robert A. Blatt were elected as directors of the Company by the following vote:

                                                                   VOTES
                                                            --------------------
                                                               FOR      WITHHELD
                                                            ----------  --------
Edson R. Arneault.........................................  14,783,312   901,261
Robert L. Ruben...........................................  14,787,962   896,611
Robert A. Blatt...........................................  14,785,962   898,611

    2. The proposal to adopt the Company's 1996 Amended Stock Option Plan was approved by the following vote:

    FOR        AGAINST     NON-VOTES   ABSTENTIONS
------------  ----------  -----------  -----------
13,939,973     1,154,210     270,407      319,983

    3. The proposal to confirm the ratification of Corbin & Wertz as the Company's Independent Public Accountants for the fiscal year ending December 31, 1997 was approved by the following vote:

    FOR        AGAINST   ABSTENTIONS
------------  ---------  -----------
15,215,288      141,185     328,100

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is quoted on the NASDAQ SmallCap Market under the symbol "MNTG". On March 20, 1998, the closing trade price for the Company's Common Stock was $2.75. As of March 20, 1998, there were approximately 550 stockholders of record of the Company's Common Stock.

    The following table sets forth the range of high and low trade price quotations obtained from the National Quotations Bureau for the Common Stock for the two fiscal years ended December 31, 1996 and 1997 and for the period of January 1, 1998 through March 20, 1998. These quotes are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                           HIGH         LOW
                                                         ---------   ---------
Year Ended December 31, 1996:
  First Quarter........................................      15/16       3/8
  Second Quarter.......................................    1 9/16        19/32
  Third Quarter........................................    1 15/32       27/32
  Fourth Quarter.......................................    1 9/16        29/32

                                                           HIGH         LOW
                                                         ---------   ---------
Year Ended December 31, 1997:
  First Quarter........................................    1 1/2         27/32
  Second Quarter.......................................    1 11/32     1
  Third Quarter........................................    1 15/32     1 1/4
  Fourth Quarter.......................................    2 15/32     1 7/16
Year Ending December 31, 1998:
  First Quarter (January 1, 1998 through March 20,
    1998)..............................................    2 3/4       2

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data set forth below as of and for each of the five years ended December 31, 1997, have been derived from the audited consolidated financial statements of the Company, certain of which are included elsewhere in this Report, and should be read in conjunction with those consolidated financial statements (including the notes thereto) and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

                                                            FISCAL YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------------------------
                                           1997           1996           1995           1994           1993
                                       -------------  -------------  -------------  -------------  -------------
Statement of Operations Data:
Revenues.............................  $  60,138,000  $  40,204,000  $  24,927,000  $  14,656,000  $  12,797,000
Income/(loss) from continuing
  operations.........................  $   4,694,000      1,155,000     (5,313,000)    (6,902,000)    (5,913,000)
Income/(loss) per share from
  continuing operations..............
Basic:...............................            .24            .06           (.33)          (.48)          (.46)
Assuming dilution:...................            .22            .06           (.33)          (.48)          (.46)
Discontinued operations data:
Revenues.............................       --             --             --              184,000        268,000
Loss from discontinued operations....       --             --             --             (640,000)    (1,653,000)
Loss per share from discontinued
  operations.........................       --             --             --                 (.04)          (.13)
Balance Sheet Data:
Working Capital (Deficiency).........      9,785,000      3,897,000     (7,453,000)    (1,763,000)       313,000
Current Assets.......................     13,017,000      7,016,000      1,972,000      3,600,000      2,354,000
Current Liabilities..................      3,232,000      3,119,000      9,425,000      5,363,000      2,041,000
Total assets--continuing
  operations.........................     38,418,000     28,262,000     23,131,000     21,387,000     16,347,000
Net assets--discontinued
  operations.........................      2,616,000      2,616,000      2,616,000      2,571,000      2,790,000
Total Liabilities....................     25,921,000     20,612,000     19,763,000     14,200,000      6,040,000
Total Stockholders' Equity (Capital
  Deficiency)........................     15,113,000     10,266,000      5,984,000      9,758,000     13,097,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    In December 1992, the Company acquired all of the outstanding common stock of Mountaineer Park with the intent of enhancing its existing facilities for promotion as a high quality gaming, racing and recreation resort. Shortly thereafter, the Company determined to focus its business primarily on the gaming industry, and de-emphasized its activity in other businesses in order to more fully devote corporate resources to Mountaineer Park.

RESULTS OF CONTINUING OPERATIONS
  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

    Mountaineer Park has exhibited steady, pronounced revenue growth under its expansion plan begun in September 1994. The emergence of video lottery as Mountaineer Park's dominant profit center and the 1996 amendment of the West Virginia video lottery law to permit the addition of Slot Terminals have allowed the Company to generate increased revenues. Primarily as a result of this significant increase in gaming revenues, the Company earned a $4.7 million profit from continuing operations in 1997.

    In 1996, the Company earned a $1.2 million profit from continuing operations substantially as a result of the emergence of video lottery as Mountaineer Park's dominant profit center and the 1996 amendment of the West Virginia lottery law described above.

    The Company incurred significant losses from continuing operations during the year ended December 31, 1995 largely due to delays encountered in the expansion of Mountaineer Park's video lottery operations as a result of (i) the State Attorney General's 1993 challenge of Mountaineer's contract with the Lottery Commission; (ii) the State Supreme Court's ruling that video lottery was unconstitutional pending the passage of proper enabling legislation; and (iii) time required for the passage of such legislation. These delays, together with legal settlement provisions, operating losses incurred in the horse racing operations, and corporate overhead charges, resulted in losses from continuing operations of $5.3 million in 1995.

REVENUES

                                                  YEARS ENDED DECEMBER 31
                                           -------------------------------------
                                              1997         1996         1995
                                           -----------  -----------  -----------
Video Lottery Terminals..................  $49,187,000  $30,700,000  $16,479,000
Parimutuel Commissions...................    4,437,000    4,299,000    4,263,000
Lodging, Food and Beverage...............    5,417,000    3,945,000    3,046,000
Other....................................    1,097,000    1,260,000    1,139,000
                                           -----------  -----------  -----------
                                           $60,138,000  $40,204,000  $24,927,000
                                           -----------  -----------  -----------
                                           -----------  -----------  -----------

    Total revenues increased by $19,934,000 from 1996 to 1997, an increase of 49.58%. Approximately $18.5 million of the increase was produced by video lottery operations, while the parimutuel commissions and lodging, food, beverage and other operations at Mountaineer Park contributed approximately $1.4 million of additional revenues. Management believes the increase resulted primarily from increased patronage resulting from the Company's expanded advertising activities, the increase to 800 Slot Terminals in March 1997 (as compared to 1996 when the Company had no Slot Terminals until July of that year), greater familiarity of customers with the Company's gaming machines, and other enhanced facilities.

    Total revenues increased by $15.3 million from 1995 to 1996, an increase of 61%. Video lottery operations accounted for $14.2 million of the increase, and lodging, food and beverage operations contributed $899,000 of the increase. The region surrounding Mountaineer Park experienced extensive flooding and unusually heavy snowfall in the first quarter of 1996, producing difficult travel conditions and resulting in portions of Ohio, West Virginia and Western Pennsylvania being designated as Federal disaster areas. The Company's revenue increases have been achieved despite these unusual weather conditions. Mountaineer Park's facilities are situated well above the flood plain and did not sustain any damage; Mountaineer Park's nearest competitor was extensively damaged and ceased operations for approximately four weeks in the first quarter of 1996.

    VIDEO LOTTERY OPERATIONS

    Revenues from video lottery operations increased 60% from $30.7 million in 1996 to $49.2 million in 1997. Management believes the increase resulted primarily from increased patronage resulting from the Company's expanded advertising activities, the increase to 800 Slot Terminals in March 1997 (as compared to 1996 when the Company had no Slot Terminals until July of that year), greater familiarity of customers with the Company's gaming machines and other enhanced facilities.

    Revenues from video lottery operations increased 86%, from $16.5 million in 1995 to $30.7 million in 1996. In response to increased patronage and a trend towards increased productivity of video lottery activities, Mountaineer Park doubled the number of VLTs to 800 in June 1995. In December 1995, the Company completed an expansion of its Lodge gaming facilities, allowing the placement of half of its VLTs at the Lodge with the other half remaining in the racetrack grandstand and clubhouse, in response to a perceived demand for more terminal availability on days when live racing is not conducted. In July of 1996, after passage of legislation permitting the use of Slot Terminals as opposed to only Card Terminals, Mountaineer Park converted 350 Card Terminals into Slot Terminals. Also in July of 1996 the Company began a large scale marketing campaign aimed beyond the 40 mile radius from which the Company has traditionally drawn the bulk of its patrons. In October of 1996, Mountaineer Park converted an additional 50 Card Terminals to Slot Terminals. In March of 1997, Mountaineer Park purchased and installed 400 new Slot Terminals and removed 200 previously leased Card Terminals, bringing the total number of VLTs to 1,000 as of March 13, 1997, consisting of 800 Slot Terminals and 200 Card Terminals.

    The results of video lottery operations reflect a three-year trend of significantly increasing aggregate net win, coupled with an increase in average daily net win per terminal in 1997. The Company plans to pursue additional growth in its video lottery operations. The aggressive newspaper marketing campaign begun in July 1996 continued through December 31, 1997 and is still continuing. In January of 1997, Mountaineer also began broadcasting a 30 minute "infomercial" advertisement on television affiliates within a two hour driving radius.

    The Company has completed a large scale redecoration of its racetrack grandstand video lottery facilities, including expansion of ancillary dining and bar areas. The Company has spent $18 million on this redecoration and expects to incur no additional related material expense. Management believes that the redecoration has made the facility more attractive to patrons and has and will continue to have a positive effect on video lottery operations. Management believes that the redecoration will draw and accommodate significantly heavier patronage to the grandstand gaming facilities, which currently operate only on the Company's 210 annual live race dates. For the twelve months ended December 31, 1997, average daily net win on the VLTs placed at the racetrack was $56 (including $0 for days when there was no live racing), compared to $224 earned on the Lodge-based terminals for a facility-wide average of $140 per VLT per day.

    PARIMUTUEL COMMISSIONS

    Parimutuel commissions revenue is a function of wagering handle, which means the total amount wagered without regard to predetermined deductions, with a higher commission earned on a more exotic wager, such as a trifecta, than on a single horse wager, such as a win, place, or show bet. In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The total wagering handle is composed of the amounts wagered by each individual according to the wagering activity. The total amounts wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a "take-out" or gross commission, from which the racetrack pays state and county taxes and racing purses. The Company's parimutuel commission rates are fixed as a percentage of the total wagering handle or total amounts wagered. The Company earned an average commission rate of 20% in each of the past three years.

    For the twelve (12) months ended December 31, 1997, simulcast handle rose by $1.2 million to $20.9 million, an increase of 6.1% compared to $19.7 million for the same period in 1996. Management believes the increase resulted primarily from increased video lottery attendance and cross-marketing from such activity. Live racing handle for the year ended 1997 was $20.1 million, a decrease of $300,000 from the year ended 1996, which management believes is immaterial. During 1997 management raised average daily purses from $54,000 to $58,000 and sponsored stakes races of up to $25,000 as compared with $20,000 in 1996. Management believes that periodic increases in average daily purses and purses for stakes races will attract higher quality race horses. Management believes that over time such increases and improvements should lead to increased live racing handle, or alternatively smaller decreases. Management also believes that the enhanced quality of race horses should improve the Company's prospects in export simulcasting. Management intends to continue its policy of increasing average daily purses in fiscal year 1998 as well as sponsor substantially increased stakes races.

    For the twelve months ended December 31, 1996, simulcast handle rose by $1.9 million to $19.7 million, an increase of 11% compared to $17.8 million for the same period in 1995. Management believes the increase resulted primarily from renovations to track betting facilities and an increase in the number of wagering days to seven days per week at multiple locations, plus the introduction of simulcast greyhound racing in the second quarter of 1995. Live racing handle declined by $1.6 million, or 7%, for the year ended December 31, 1996 to $20.4 million from $22.0 million for the year ended December 31, 1995. Average daily purses, which were $25,000 in the third quarter of 1995, increased several times during 1995 and 1996 to a high of approximately $55,000 in the third and fourth quarters of 1996. Mountaineer Park reduced daily purses to approximately $35,000 late in the fourth quarter of 1996, with the intention of raising them above the $50,000 level in the second quarter of 1997. Legislation was approved by the Ohio General Assembly that permitted full-card simulcasting and off-track betting beginning in September 1996. Management is unaware of any imminent plans for competing Ohio racetracks to open any off-track betting sites near Mountaineer Park's Chester, West Virginia facility.

    In September 1995, Mountaineer Park hosted the West Virginia Breeders' Classics, a night of stakes races with $330,000 in purses funded by taxes on statewide video lottery revenues. Mountaineer Park broadcast a simulcast signal of the stakes races, earning commissions on $351,000 of handle wagered off-site.

    Early in 1995, the Company expanded its off-track betting facilities in the racetrack clubhouse, grandstand and the Lodge. In April 1995, Mountaineer Park began offering greyhound off-track betting, which contributed $2.7 million to increased simulcast handle in 1995.

    LODGING, FOOD AND BEVERAGE

    Revenues earned from lodging, food and beverage accounted for a combined increase of 37.3% to $5.4 million for the year ended December 31, 1997, from $3.9 million for the same period in 1996. Restaurant, bar and concession facilities produced $1.3 million of the revenue increase, while lodge revenues increased $200,000. Food and beverage operations accounted for approximately three quarters of the revenues earned by this profit center in 1997 and 1996. Management believes that increased revenues from lodging, food and beverage resulted primarily from enhanced video lottery facilities and related advertising, which in turn led to increased consumption of food and beverages by the Company's customers, substantially as a result of the opening of Big Al's Deli in the Speakeasy Gaming Saloon. The ratio of revenue from food and beverage to revenue from lodging has remained constant, reflecting that Mountaineer Park has historically drawn more day traffic than overnight stays.

    Revenues earned from lodging, food and beverage accounted for a combined increase of 30% to $3.9 million for the year ended December 31, 1996, from $3.0 million for the same period in 1995. Restaurant, bar and concession facilities produced $582,000 of the revenue increase, while Lodge revenues increased $297,000. Food and beverage operations accounted for approximately three quarters of the revenues earned by this profit center in both 1995 and 1994. A fire in October 1994 caused 41 of the Lodge's 101 rooms to be unusable during the fourth quarter of 1994 and the first four months of 1995.

    OTHER REVENUES

    Other sources of revenues consist primarily of non-core businesses such as admission, programs, golf, tennis and swimming. While these lines of business are not the Company's most profitable, the Company believes they are necessary for the Company to continue to attract gaming patrons. Other revenues decreased by $163,000, or 12.9%, from 1996 to 1997 and increased by $121,000 or 10.6% from
1995 to 1996. Operations in 1997 saw an immaterial decrease in revenue as a result of the Company's decision to permit free parking for its customers at the racetrack facility.

OPERATING COSTS

    Total operating costs increased by 43.8% from $29.8 million in 1996 to $42.8 million in 1997. Approximately $11 million of the increase was attributable to the cost of operating video lottery terminals, which includes applicable state taxes and fees, and related advertising. The Company's increase in revenues in 1997 resulted in a 43.8% increase in cost of revenues, a 99.5% increase in marketing and promotions expense, a 33.8% increase in general and administrative expenses, and a 44.9% increase in depreciation and amortization. The increased marketing and promotion expenses were due primarily to the Company's "Hancock
County: The Action's Closer Than You Think" infomercial, increases in direct mail, print, radio and television advertising and increased prize giveaways. The increase in general and administrative expenses was due primarily to (1) additional personnel engaged in video lottery, housekeeping and security to accommodate Mountaineer Park's larger crowds; (2) additional marketing and promotional personnel, both to implement the Company's marketing plan and to analyze the effectiveness of the Company's marketing efforts to obtain the maximum long-term benefits of such efforts; and (3) professional fees related to financing activity.

    The expanded scope of operations which produced Mountaineer Park's 1996 61% revenue increase resulted in a 37% increase in cost of revenues, a 50% increase in marketing and promotions expense, a 25% reduction in general and administrative expenses, and an 11% increase in depreciation and amortization. The increased marketing and promotion expenses were due primarily to (1) labor costs associated with establishing a full-time marketing department; (2) implementing a direct mail and print advertising campaign in locations where the Company's primary competitors operated; and (3) Mountaineer Park's increased promotions and prize give-aways. Gross profits from Mountaineer Park's four profit centers nearly tripled from $3.1 million to $10.4 million; $6.9 million of this amount was earned in the last two quarters of 1996.

    The gains resulting from the profitability of the video lottery operations have been offset by the losses sustained by parimutuel commissions business; however, the Company has been able to substantially reduce its losses due to the improvement in VLT operations. Based on this trend, the Company is attempting to expand the video lottery business, while attempting to reduce the losses of the parimutuel and lodging, food and beverage businesses, by increasing productivity, expanding marketing efforts, increasing purse sizes and attracting higher quality jockeys and horses to increase parimutuel wagering.

                                                  YEARS ENDED DECEMBER 31
                                           -------------------------------------
                                              1997         1996         1995
                                           -----------  -----------  -----------
Operating Costs
Video Lottery Terminals..................  $31,048,000  $19,865,000  $12,256,000
Parimutuel Commissions...................    6,072,000    5,257,000    5,064,000
Lodging, Food and Beverage...............    4,583,000    3,543,000    3,285,000
Other....................................    1,095,000    1,092,000    1,195,000
                                           -----------  -----------  -----------
Total Operating Costs....................  $42,798,000  $29,757,000  $21,800,000
                                           -----------  -----------  -----------
                                           -----------  -----------  -----------


                                                  YEAR ENDED DECEMBER 31
                                           -------------------------------------
                                              1997         1996         1995
                                           -----------  -----------  -----------
Gross Profit (Loss)
Video Lottery Terminals..................  $18,139,000  $10,835,000  $ 4,223,000
Parimutuel Commissions...................   (1,635,000)    (958,000)    (801,000)
Lodging, Food and Beverage...............      834,000      402,000     (239,000)
Other....................................        2,000      168,000      (56,000)
                                           -----------  -----------  -----------
Total Gross Profit (Loss)................  $17,340,000  $10,447,000  $ 3,127,000
                                           -----------  -----------  -----------
                                           -----------  -----------  -----------

VIDEO LOTTERY TERMINALS OPERATING COSTS

    Costs of video lottery revenue for 1997 increased by $11.2 million or 56.3%, from $19.9 million to $31 million for the year ended December 31, 1996, compared to 1997, reflecting an increase in statutory expenses (See note 15 of the Consolidated Financial Statements). Such expenses accounted for $10.4 million of the total cost increase with the additional expenses incurred in connection with video lottery, housekeeping and security personnel.

    Costs of video lottery revenues increased by $7.7 million, or 62%, from $12.3 million to $19.9 million for the year ended December 31, 1996, compared to 1995, reflecting the increase in statutory expenses directly related to the 86% increase in video lottery revenues. Such expenses accounted for $7.6 million of the total cost increase.

    Under the March 17, 1994, Racetrack Video Lottery Act, the following statutory rates paid to certain entities are in effect.

State of West Virginia....................................................  30.0%
Hancock County............................................................   2.0%
Horseman's Association (racing purses)....................................  15.5%
Other.....................................................................   5.5%
                                                                            ----
Total Statutory Payments..................................................  53.0%(1)
                                                                            ----
                                                                            ----

------------------------

(1) Excludes up to a 4% administrative fee charged by the State of West Virginia based on revenues. In addition, rates are applied to revenues net of this 4% administrative fee. (See Note 16 to the Consolidated Financial Statements of the Company)

    In addition to the above rates, the Company paid a 3% management fee (after the State's 4% administrative fee), based on VLT revenues, to AGEL which began on October 26, 1994, as approved by the Lottery Commission. This management agreement was stayed in July 1995. A consulting agreement with American Newco providing for fees of up to $20,000 per month, as discussed below, replaced the management agreement. The Company was also required to pay additional management fees of 8% of income before depreciation, amortization, taxes and interest. Total management fees charged to the cost of VLTs in 1995 were $321,000. This agreement has since been terminated and releases have been exchanged. Nonetheless, AGEL has brought a suit against Mountaineer Park to recover $79,000 of management fees allegedly due under such agreement.

    PARIMUTUEL COMMISSIONS OPERATING COSTS

    Total costs (the individual components of which are detailed below) of parimutuel commission revenue attributable to live racing increased by $815,000 to approximately $6 million in 1997. Purse expense (consisting of statutorily determined percentages of live racing handle) dropped 2 1/2% to $1.9 million in 1997, which is consistent with the decrease in live handle. In connection with simulcasting race operations, contractual fees paid to host tracks and additional statutorily determined percentages of simulcast commissions contributed to the purse fund for live racing increased $100,000 to $2.3 million in 1997 consistent with the 6.1% increase in simulcasting wagers. Parimutuel commissions revenue is reported net of these expenses in the Consolidated Statement of Operations.

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

    Direct and indirect wages and employee benefits attributable to racing operations increased by $100,000 to approximately $2.5 million in 1997, while lease expense increased by $91,000 to $788,000 due to an increase in simulcast handle. Direct and indirect wages and employee benefits attributable to racing operations remained stable at approximately $2.4 million in 1996 and 1995, while lease expense was reduced by $106,000, or 13%, to $697,000 due primarily to the negotiation of more favorable totalisator lease terms in December, 1995.

    Other costs of parimutuel commission revenue increased in the aggregate by approximately $758,000 from 1996 to 1997 primarily as a result of allocation of overhead items including advertising, personnel and professional fees as determined by management.

    Salaries, payroll taxes and employee benefits increased from $2.2 million in 1994 to $2.5 million in 1995, partly as an accommodation due to certain inefficiencies caused by Mountaineer's extensive construction activities in 1995. A general upgrade in maintenance activities contributed to this increase, as well as a $65,000 increase in repair and maintenance supplies. The Company's totalisator rents and payments of host track fees increased $177,000 in 1995 from the prior year as a result of the 24% increase in revenues achieved by its off-track betting operations. Liability insurance expense in 1995 was $87,000 higher than the prior period, a reflection primarily of the increased volume of business and an industry-wide increase in jockey insurance.

    LODGING, FOOD AND BEVERAGE OPERATING COSTS

    Direct expenses of lodging, food and beverage operations increased from $3.5 million in 1996 to $4.6 million in 1997. The lodging, food and beverage operation earned a gross profit of $834,000 compared to $402,000 in 1996, primarily as a result of the addition of sales by Big Al's Deli (which has greater efficiencies as compared with a full service restaurant), better cost control (including the addition of point of sale cash registers) and increased customer attendance and related advertising. Lodging direct costs totaled $1,466,000 for 1997 compared to $1,102,000 in 1996. Lodge wages and employee benefits increased by $199,000 to $937,000 in 1997, while food and beverage operation wages and employee benefits increased by $348,000 in 1997. Such increases were caused as a result of an increase in service personnel in these areas.

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

    COSTS OF OTHER OPERATING REVENUES

    Costs of other revenues, consisting primarily of non-core businesses such as racing programs, golf, tennis and swimming increased by $3,000 from $1,092,000 in 1996 to $1,095,000 in 1997.

    Cost of other revenues declined by $103,000 from $1,195,000 in 1995 to $1,092,000 in 1996, reflecting the discontinuance of certain shuttle bus and valet services. The Company reactivated its shuttle bus service in 1997.

MARKETING AND PROMOTIONS EXPENSE

    Marketing and promotions expense increased by $1,710,000 to $3,428,000 for the year ended December 31, 1997 primarily due to increased advertising expenses in connection with the Company's aggressive marketing campaign (commenced in 1996) and its infomercial advertising commenced in 1997.

    Marketing and promotions expense increased by $574,000 to $1.7 million for the year ended December 31, 1996. The bulk of this increase occurred in the second half of 1996, with the inception of an aggressive marketing campaign targeted at a significantly larger geographic market. In addition, in January 1997 Mountaineer Park commenced extensive infomercial advertising on television affiliates within a two hour driving radius. In 1997 Mountaineer Park's advertising costs were defrayed by a state grant in the amount of $330,000 from a convention and visitors bureau of which Mountaineer Park is a member.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE

    The Company's general and administrative expense increased by $1.4 million to $5.5 million, or 33.8%, from $4.1 million for the year ended December 31, 1997 as compared to 1996 (which increase is consistent with the increase in revenue). Such increase resulted primarily from an increase in service personnel and professional fees.

    The Company's general and administrative expenses decreased by $1.3 million to $4.1 million, or 25% from $5.4 million for the years ended December 31, 1996 and 1995, respectively. In addition, several non-recurring charges affected selling, general and administrative expenses as follows: provisions for settlement of legal actions of $408,000 and doubtful notes receivable from related parties of $290,000, and relocation and severance charges of $596,000 in 1995.

    In 1997, the Company incurred $3,341,000 of interest expense. Interest expense in 1997 included a $1.8 million one-time cash fee paid over the first year of the extended loan term pursuant to the July 2, 1997 Seconded Amended and Restated Term Loan Agreement the Company and Mountaineer Park entered with Madeleine LLC. Approximately $860,000 of such fees remain to be expensed in 1998.

    In 1996, the Company incurred $3.7 million of interest, of which $197,000 was capitalized to cost of self-constructed assets. Interest expense in 1996 included the amortization of $1.8 million of cash and non-cash fees paid at the inception of various loan arrangements. Approximately $1.1 million of such fees were expensed in 1997.

    Depreciation and amortization costs increased 44.9% from $1,667,000 in 1996 to $2,415,000 in 1997, reflecting increased capitalization of improvements completed at Mountaineer Park's facilities and the purchase of 400 VLTs for $3.2 million.

    Depreciation and amortization costs increased 11% from $1.5 million in 1995 to $1.7 million in 1996, reflecting the increased property, plant and equipment balances carried at Mountaineer Park.

    NONRECURRING INCOME

    In 1997, the Company had no nonrecurring income.

    In 1996, the Company negotiated significant reductions in four previously accrued obligations, and as a result recorded $705,000 in non-recurring income. The non-recurring income resulted from the following four items:

    In 1995, the Company recorded a provision for loss in the amount of $308,000 in connection with a legal judgment which had been assessed against Mountaineer. In June 1996, the related lawsuit was settled upon payment of a $100,000 payment.

    In September 1996, the Company reached agreement in a dispute over trade accounts payable by satisfying an obligation which had been accrued in the amount of $411,000 as of December 31, 1995 by payment of a $150,000 cash settlement in September 1996.

    In July 1994, the Company entered into an agreement in settlement of claims arising from a 1993 financial advisory agreement. In connection therewith, the Company accrued a $150,000 liability and issued warrants to purchase 145,000 shares of common stock with registration rights, exercisable at a price of $6.25 per share through January 15, 1997. In September 1996, the settlement agreement was amended as follows: (a) The obligation to remit the $150,000 payment was reduced to $90,000 in return for the immediate payment of $90,000, and (b) The exercise price of the previously issued warrants was reduced to $3.00 per share and the exercise period was extended to January 15, 1998, when they expired.

    In April 1995, the Company entered into a severance agreement with its former chief executive officer. In connection therewith, the Company was obligated to pay approximately $440,000 over a period of two years. As of December 31, 1995, the Company had an accrued liability on its book relating to the Severance Agreement of $400,000. In 1995, management discontinued payments under the agreement due to the discovery of certain matters which it believed nullified the agreement. In October 1996, the severance agreement was amended to provide for the payment of $100,000 in full satisfaction of the Company's obligation to make cash payments.

LIQUIDITY AND SOURCES OF CAPITAL

    The Company's working capital balance stood at $9,785,000 at December 31, 1997, and its unrestricted cash balance amounted to $7,715,000. Racing purses are paid from funds contributed by the Company to bank accounts owned by the horse owners who race at Mountaineer Park. At December 31, 1997, the balances in these accounts exceeded the purse payment obligations by $712,000; this amount is available for payment of future purse obligations at the discretion of the Company and in accordance with the terms of its agreement with the HBPA.

    REDEEMABLE COMMON STOCK SETTLEMENTS. On October 13, 1992, the Company acquired all of the issued and outstanding shares of Golden Palace Casinos, Inc. ("Golden Palace") in exchange for shares of the Company's common stock and the assumption of certain options, warrants and convertible debentures of Golden Palace. With respect to 209,000 shares of such stock, the Company granted the founders of Golden Palace put rights requiring the Company, upon demand, to redeem such shares at $6.00 per share (the "Redeemable Shares") if the shares were not registered by February 1, 1993.

    From 1995 until May 1996, the Company reduced the number of Redeemable Shares by entering into settlement agreements with the holders of such Redeemable Shares. The terms of these settlement agreements varied from holder to holder, but generally included the issuance of make-up shares or a promissory note to the holder, in exchange for the cancellation of the holder's right to have its shares repurchased by the Company at a specified price. For complete details regarding the various settlement agreements, see Note 2--Mergers and Acquisitions--Mountaineer Park, Inc. and Golden Palace Casinos, Inc. and Note 11--Shareholders' Equity--Redeemable Common Stock Settlements.

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

    LONG-TERM DEBT AND LINE OF CREDIT REFINANCING. Effective July 2, 1997, Mountaineer and the Company amended and restated the July 2, 1996 Term Loan Agreement, which had been previously amended and restated as of December 10, 1996. The December 10, 1996 Amended Term Loan Agreement reflected an increase in the amount borrowed from $5 million to $16.1 million, established a $5,376,500 revolving line of credit, and converted the lender's position from second to first trust holder.

    The July 2, 1997 Second Amended Term Loan Agreement (i) extends the term of the loan to July 2, 2001 (compared to July 2, 1999); (ii) increases the total amount borrowed to $21,476,500 (by virtue of Mountaineer Park drawing down the line of credit); (iii) eliminates from the Amended Term Loan Agreement annual fees of cash in the amount of 8% of the outstanding principal balance of the loan that would have been due each November 15 while the loan is outstanding;
(iv) calls for payments of interest only with the principal due at the end of the four year term; (v) eliminates annual warrants to purchase 250,000 shares of the Company's common stock at $1.06 per share which would have been issued on November 15, 1997, 1998 and 1999; and (vi) eliminates annual warrants to purchase additional shares in a number to be calculated under a formula defined in the Amended Term Loan Agreement, which would have been issued on November 15, 1997, 1998 and 1999. The lender's rights pursuant to the Amended Term Loan Agreement with respect to the 550,000 shares of the Company's stock and warrants to purchase 1,632,140 additional shares issued thereunder are unaffected by the Second Amended Agreement. The Company continues to guarantee the loan. As a result of this transaction and as a result of the combination of financing and the Company's increased revenues and cash flows, the Company was able to reduce its accounts payable balance from $909,000 at December 31, 1996 to $594,000 at December 31, 1997. In addition, as a result of the Second Amended Term Loan Agreement the Company has excess funds available for investment (subject to negative covenants contained in the second Amended Term Loan Agreement), further expansion at Mountaineer Park and, subject to regulatory approval, additional VLTs.

    As consideration for the lender's entering into the Second Amended Term Loan Agreement, Mountaineer Park has agreed (i) to pay a one time fee of approximately $1.8 million or 8.5% of the total amount borrowed, which may be paid over the first year of the term (as of December 31, 1997, the Company has paid approximately $940,000 and is obligated to pay the remaining $860,000 in equal payments over the next nine months); (ii) to pay interest at the rate of 13% (compared to 12% on the $16.1 million term loan and 15% on the $5.4 million line of credit under the Amended Term Loan Agreement); and (iii) to pay a call premium equal to 5% in the event of prepayment during the first year of the term, declining to 3% during the second year, 2% in the third year and 1% in the final year.

    CAPITAL IMPROVEMENTS. The Company is contemplating significant further expansion of its Mountaineer Park facility including approximately doubling its hotel room capacity and constructing a regional convention center, most likely to occur in 1998 and 1999. The Company began to invest in significant infrastructure improvements beginning with extensive paving in the fourth quarter of 1997. The Company may separately finance any construction activities that it executes of this magnitude. Capital improvements of a near-term nature include numerous smaller renovations, including a new entrance to the racetrack clubhouse.

    On March 14, 1998, the West Virginia State Legislature passed House Bill 4632, which, among other things, amended Section 29-22A-12(b)(5) of the Racetrack Video Lottery Act of 1994 (regarding number and location of video lottery terminals). Upon its effective date, the amendment will permit Mountaineer Park to change the ratio of VLTs located in the Lodge versus the racetrack building from 1:1 to 2:1. The amendment will become effective ninety
(90) days after its passage unless vetoed by the Governor of West Virginia on or before April 8, 1998, at which time the amendment will become law. If the amendment becomes effective, Mountaineer Park intends to: (i) apply to the Lottery Commission for permission to increase the number of VLTs from 1,000 to 1,200; (ii) purchase 200 new Slot Terminals to be located in the Lodge, together with 100 VLTs to be relocated from the racetrack; and (iii) construct a second addition of approximately 8,000 square feet to the Speakeasy Gaming Saloon to house the 300 additional VLTs. If this plan is implemented, which management anticipates will occur in 1998, Mountaineer Park will operate 800 VLTs at the Lodge and 400 at the racetrack.

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

    ROAD IMPROVEMENTS. During the third quarter of 1997, construction projects commenced affecting West Virginia State Route 2 (the road Mountaineer Park fronts) both in Weirton (approximately 18 miles to the south) and in Chester (approximately 8 miles to the north), and Ohio State Routes 7 and 11. Although such road improvements could ultimately benefit Mountaineer Park by improving traffic flow, while such construction is in progress, access to Mountaineer Park could be impeded. If construction were to make travel to Mountaineer Park unduly burdensome, patronage at Mountaineer Park could decline, adversely affecting the Company's financial condition. The materiality of such effect would be in proportion to any decline in patronage. Although there can be no assurance as to the long-term effects of such construction on the business of Mountaineer Park, the Company has experienced no discernible impact on patronage since it commenced. The Company believes that the current road construction projects will be completed by May of 1998.

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

    OUTSTANDING OPTIONS AND WARRANTS. As of December 31, 1997, there were outstanding options and warrants to purchase 6,923,247 shares of the Company's common stock below market price. Of this amount, options to purchase 2,878,914 shares are held by employees, former employees or directors of the Company, and warrants to purchase 2,471,874 shares are held by the Company's lender whose exercise rights are subject to a statutory ownership limitation not to exceed 5% of the Company's outstanding voting shares without prior approval of the West Virginia Lottery Commission. All but 70,000 of such shares are either subject to registration rights or the Company's intention to effect registration and will be included in a registration statement which the Company intends to file with the Securities and Exchange Commission.

    DEFERRED INCOME TAX BENEFIT. Management believes that the substantial and steady revenue increases earned in the past three years will continue, and ultimately occur in amounts which will allow the Company to utilize its $19.7 million federal net operating loss tax carry forwards, although there are no assurances that sufficient income will be earned in future years to do so. The utilization of federal net operating losses may be subject to certain limitations.

COMMITMENTS AND CONTINGENCIES

    The Company has various commitments including those under various consulting agreements, operating leases, and the Company's pension plan and union contract. The Company has also entered into new employment agreements with certain employees for periods ranging from one to three years. Compensation under the employment agreements consists of both cash payments and stock option commitments. The Company anticipates cash payments in the amount of $940,000 over the next three years under the employment agreements. The Company believes that it has the ability to meet all of its obligations under the employment agreements. In addition, the Company is faced with certain contingencies involving litigation and environmental remediation. These commitments and contingencies are discussed in greater detail in Notes 9 and 10 to the Company's audited financial statements for the years ended December 31, 1997, 1996 and 1995. Although there can be no assurance, the Company believes that cash generated from operations will be sufficient to meet all of the Company's currently anticipated commitments and contingencies.

    The Company also has commitments with respect to common stock registration rights, some of which include substantial cash penalties if the Company does not timely meet its obligations. For complete details concerning these commitments, see Note 9--Commitments and Contingencies--Common Stock Registration Rights in Notes to Condensed and Consolidated Financial Statements.

    The Company has analyzed Year 2000 issues with its computer and software advisors and has assessed the impact of Year 2000 issues on the Company's operations. The Company has come to the determination that there are no Year 2000 issues to be disclosed which would have a material adverse effect on the financial condition of the Company.

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

    Although the Company has prepared a plan of liquidation with respect to these properties, it has thus far been unable to effect a liquidation of its Michigan properties. The Company has valued such properties at $2,616,000 as of December 31, 1997, net of $252,000 of accrued rework costs, which it believes represents net realizable value for the properties. Nonetheless, given the Company's difficulty in finding a buyer for the properties, it may be required to sell the properties at a loss and on terms substantially less favorable to the Company than initially foreseen or, alternatively, to write down the value of such assets on its consolidated balance sheet. For the fiscal years ending December 31, 1995, 1996 and 1997, the Company had no revenues or expenses for discontinued operations. Currently, the Company is negotiating a sale of its remaining oil and gas interests to Fleur-David Corporation. There can be no assurance, however, that such sale will be concluded.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial Statements and accompanying footnotes are set forth on pages F-1 through F-48 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE COMPANY

    The following table sets forth information regarding the directors and executive officers of the Company.

NAME                            AGE             POSITION AND OFFICE HELD
------------------------------  ---     ----------------------------------------
Edson R. Arneault(1)..........  50      President, Chief Executive Officer,
                                        Chief Financial Officer, Chairman of the
                                          Board
Robert L. Ruben...............  36      Assistant Secretary, Director
Robert A. Blatt(2)............  56      Assistant Secretary, Director
James V. Stanton(1)...........  65      Director
William D. Fugazy, Jr.(1).....  47      Director
Rose Mary Williams............  41      Secretary

------------------------

(1) Member of the Audit Committee of the Board of Directors.

(2) Member of the Finance Committee of the Board of Directors.

BUSINESS EXPERIENCE

    EDSON R. ARNEAULT has been a director of the Company since January 1992 and has served as the Company's President and Chief Executive Officer since April 26, 1995. He is also a member of the Company's Board and an officer and director of the Company's subsidiaries, Mountaineer Park, Golden Palace and ExCal. He has served as a member of the Board since 1992, when he was elected President of ExCal. Mr. Arneault is also a principal in numerous ventures directly or indirectly engaged in the development, production and transportation of oil and gas. Since becoming the President of the Company and Mountaineer Park, however, Mr. Arneault has devoted virtually all his time and attention to the business of the Company. Mr. Arneault is a certified public accountant, and has served as a tax partner with Seidman and Seidman (now "BDO Seidman"), a public accounting firm, in Grand Rapids, Michigan, from 1977 to 1980. Mr. Arneault was employed as a certified public account by Arthur Andersen in the tax department of its Cleveland office from 1972 to 1976. Mr. Arneault is a member of the Independent Producers Association of America, the Ohio Oil and Gas Association, the Michigan Oil and Gas Association and the Michigan Association of Certified Public Accountants. Mr. Arneault received his Bachelor of Science in Business Administration from Bowling Green University in 1969, his Master of Arts from Wayne State University in 1971; and his Masters in Business Administration from Cleveland State University in 1978.

    ROBERT L. RUBEN has been a director of the Company since September 1995 and is a partner in Ruben & Aronson, LLP, a Washington, D.C. law firm. Previously, Mr. Ruben was a principal in Freer, McGarry, Bodansky & Rubin, P.C., a Washington, D.C. law firm, where he practiced from 1991 until 1997. Mr. Ruben is also a director of Mountaineer Park and serves as assistant secretary of the Company and Mountaineer Park and as Chairman of the Compensation Committee. From 1986 to 1988, Mr. Ruben was associated with the firm of Bishop, Cook, Purcell & Reynolds, which later merged with Winston & Strawn, and from 1989 to 1991, Mr. Ruben was associated with the firm of Wickens, Koches & Brooks. Mr. Ruben practices principally in the areas of commercial litigation and corporate/securities law. Mr. Ruben received his Bachelor of Arts from the University of Virginia in 1983 and his Juris Doctor from the Dickinson School of Law in 1986. He is a member of the bars of the District of Columbia and the Commonwealth of Pennsylvania. Freer, McGarry, Bodansky & Rubin, P.C. served as counsel to the Company from November of 1991 to December of 1997. Ruben & Aronson, LLP currently serves as counsel to the Company, and Mr. Ruben has represented Mr. Arneault and various of his affiliates since 1987.

    ROBERT A. BLATT has been a director of the Company since September 1995. Mr. Blatt is the Chief Executive Officer and managing member of CGE Shattuck, L.L.C., and of New England National, L.L.C. and a member of the board of directors of AFP Imaging Corporation. Mr. Blatt is also a director of Mountaineer Park and Chairman of the Company's Finance Committee. Since 1979 he has been chairman and majority owner of CRC Group, Inc., and related entities, a developer, owner, and operator of shopping centers and other commercial properties, and since 1985, a member (seat owner) of the New York Stock Exchange, Inc. From 1959 through 1991, Mr. Blatt served as director, officer or principal of numerous public and private enterprises. Mr. Blatt received his Bachelor of Science in Finance from the University of Southern California in 1962 and his Juris Doctor from the University of California at Los Angeles in 1965. He is a member of the State Bar of California and a Registered General Principal, NASD and the New York Stock Exchange, Inc.

    JAMES V. STANTON has been a director of the Company since February, 1998. Mr. Stanton has his own law and lobbying firm, Stanton & Associates, in Washington, D.C. From 1971-1978, Mr. Stanton represented the 20th Congressional District of Ohio in the United States House of Representatives. While in Congress Mr. Stanton served on the Select Committee on Intelligence, the Government Operations Committee, and the Public Works and Transportation Committee. Mr. Stanton has held a wide variety of public service positions, including service as the youngest City Council President in the history of Cleveland, Ohio and membership on the Board of Regents of the Catholic University of America in Washington, D.C. Mr. Stanton is also former Executive Vice President of Delaware North, a privately held international company which, during Mr. Stanton's tenure, had annual sales of over $1 billion and became the leading pari-mutuel wagering company in the United States, with worldwide operations including horse racing, harness racing, dog racing, and Jai-Lai. Delaware North also owned the Boston Garden and the Boston Bruins hockey team. From 1985-1994 Mr. Stanton was a principal and co-founder of Western Entertainment Corporation, which pioneered one of the first Indian Gaming operations in the United States, a 90,000 square foot bingo and casino gaming operation located on the San Manuel Indian Reservation in California, which generated annual revenues in excess of $50 million. Mr. Stanton also serves on the boards of CCA Companies Incorporated, and Saf T Lok, Inc.

    WILLIAM D. FUGAZY, JR. has been a director of the Company since February, 1998. He is presently Chairman of Camelot Ventures, Inc. which is a financial advisory firm based in New York City. Mr. Fugazy is a former Regional President of Koll Real Estate Service, a company which provided real estate services throughout the United States and internationally. Koll was one of the largest real estate services companies in the world and in August, 1997 merged with CB Commercial Real Estate Group, Inc. Mr. Fugazy served in this capacity since January 1993. Prior to joining Koll, Mr. Fugazy was President of Tishman Management and Leasing Services Corporation, also a national real estate service company which was sold to Koll in 1992. Mr. Fugazy served in that capacity since September 1989. Prior to joining Tishman, Mr. Fugazy was Senior Vice President of Muller and Company, a national investment banking and securities brokerage operation. Mr. Fugazy is also a partner and officer of the Beacon Hotel and Resort Corporation, a hotel management company with offices in New York, Los Angeles, California and Miami Beach, Florida. Mr. Fugazy holds a B.S. Degree from Fordham University in New York.

    ROSE MARY WILLIAMS was appointed to the position of Secretary of the Company in January 1998 and Director of Racing of the Company in January 1997. She has been employed at Mountaineer Park since 1977, when she began working in the Mutuel Department. In 1980, she accepted the position of Statistician in the computer room. When Mountaineer Park began receiving simulcast signals from other racetracks in 1991, she was appointed to Simulcast Coordinator. She then began serving as Mutuel Manager in 1995. Ms. Wiliams is a member of Turf Publicists of America.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth the compensation awarded, paid to or earned by the most highly compensated executive officers of the Company whose compensation exceeded $100,000 in the fiscal year ended December 31, 1997.

SUMMARY COMPENSATION TABLE

                                                                           LONG TERM COMPENSATION
                                                                    -------------------------------------
                                          ANNUAL COMPENSATION              AWARDS             PAYOUTS
                                     -----------------------------  --------------------  ---------------
                                                            OTHER   RESTRICTED                       ALL
                                                            ANNUAL    STOCK      OPTIONS   LTIP     OTHER
                                           SALARY   BONUS   COMP.     AWARDS      SARS    PAYOUTS   COMP.
NAME                                 YEAR  ($)(1)    ($)    ($)(2)    ($)(3)     (#)(4)     ($)      ($)
-----------------------------------  ----  -------  ------  ------  ----------   -------  -------   -----
Edson R. Arneault(5) ..............  1997  300,643  67,500   4,517     --        150,000   --        --
  Chairman, President and Chief      1996  230,521  67,500  24,590     2,748     300,000   --        --
  Executive Officer of MTR Gaming    1995   68,985  23,000    --     144,667     378,415   --        --
  Group, Inc.

Thomas K. Russell(5) ..............  1997  170,697    --      --       --          --      --        --
  Secretary, Treasurer, Chief        1996  162,729    --     7,496       619     100,000   --        --
  Financial Officer, General         1995  105,734    --      --      41,554     223,316   --        --
  Counsel and Director of MTR
  Gaming Group, Inc.

------------------------

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

(2) Includes a per diem allowance of $4,157 paid to Mr. Arneault in 1997. Also includes accrued 1996 vacation compensation of $13,618 and 1996 per diem allowance of $10,972 paid to Mr. Arneault, and accrued 1996 vacation compensation of $7,469 paid to Mr. Russell.

(3) 1996 payments to Messrs. Arneault and Russell include interest paid on accrued 1995 salaries; 1995 payments to Messrs. Arneault and Russell represent the value of common stock paid to them in lieu of accrued 1995 salaries.

(4) All options granted by the board of directors in 1997 were approved by vote of the stockholders at the Company's annual meeting of stockholders held October 8, 1997.

(5) See "Employment Agreements" below.

                             OPTION GRANTS IN 1997

    The following table contains information concerning the grant of stock options during fiscal year 1997 to the Company's executive officers named in the Summary Compensation Table.

                                                                                                   POTENTIAL REALIZABLE
                                                                                                     VALUE AT ASSUMED
                                                                                                     ANNUAL RATES OF
                                         NUMBER OF                                                     STOCK PRICE
                                        SECURITIES                                                   APPRECIATION FOR
                                        UNDERLYING      % OF TOTAL                                    OPTION TERM(2)
                                          OPTIONS     OPTIONS GRANTED    EXERCISE     EXPIRATION   --------------------
NAME                                   GRANTED(#)(1)  IN FISCAL YEAR       PRICE         DATE         5%         10%
-------------------------------------  -------------  ---------------  -------------  -----------  ---------  ---------
Edson R. Arneault....................      150,000              20%      $  1.3438      Sep. 2002     55,688    123,056
Thomas K. Russell....................       --              --              --            --          --         --

------------------------

(1) In September 1997, the Board of Directors granted options to certain executive officers, key personnel and employees to purchase, in the aggregate, 750,000 shares of the Company's common stock for a price of $1.3438 per share, the market price of the stock on the date of grant. Such stock options were approved by the shareholders in October 1997.

(2) In accordance with the rules of the Securities and Exchange Commission, "Potential Realizable Value" has been calculated assuming an aggregate five year appreciation of the fair market value of the Company's common stock on the date of the grant, or $1.3438 per share, at annual compounded rates of 5% and 10%, respectively.

                         FISCAL YEAR END OPTION VALUES

    The following table sets forth information regarding the number and value of options held by each of the Company's executive officers named in the Summary Compensation Table as of December 31, 1997. None of the named executive officers exercised any stock options during fiscal year 1997.

                                                             NUMBER OF SECURITIES       VALUE OF UNEXERCISED IN-THE- MONEY
                                                        UNDERLYING UNEXERCISED OPTIONS
                                                              AT FISCAL YEAR END            OPTIONS AT YEAR END($)(1)
                                                        ------------------------------  ----------------------------------
NAME                                                    EXERCISABLE    UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
------------------------------------------------------  -----------  -----------------  ---------------  -----------------
Edson R. Arneault.....................................     969,749          --          $  1,474,552.43         --
Thomas K. Russell.....................................     401,816          --          $    693,526.38         --

------------------------

(1) Based on the market price of the Company's Common Stock of $2.75 on March 20, 1997, as reported by Nasdaq.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Under the provisions of Section 16(a) of the Exchange Act, the Company's officers, directors and 10% beneficial stockholders are required to file reports of their transactions in the Company's securities with the Commission. Based solely on a review of the Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company believes that as of March 20, 1998, all of its executive officers, directors and greater than 10% beneficial stockholders, except for Messrs. Arneault and Russell (with respect to one report) complied with all filing requirements applicable to them during 1997.

EMPLOYMENT AGREEMENTS

    On March 1, 1997, the Company entered into a new three year employment agreement with Mr. Arneault to reflect Mr. Arneault's responsibilities as president and chairman of the Company which he assumed on April 26, 1995. The new agreement replaced a May 10, 1994, agreement pursuant to which Mr. Arneault served as president of ExCal Energy Corporation and vice president in charge of political relations for the Company. The new agreement provides that Mr. Arneault will receive a base salary with annual cost of living adjustments and bonuses at the discretion of the Compensation Committee of the Board of Directors. As of March 1, 1997, Mr. Arneault's base salary is $315,000 an increase of 31% and he was awarded performance bonuses of $67,500 in December 1996 and July 1997. In January of 1998, Mr. Arneault was awarded a bonus of $50,000. The Compensation Committee obtained the consent of the Company's lender for the increase and bonuses to the extent required.

    Mr. Arneault's agreement provides that if his employment is terminated by reason of death or physical or mental incapacity, the Company will continue to pay him or his estate the compensation otherwise payable to him for a period of two years. If his period of employment is terminated for a reason other than death or physical or mental incapacity or for cause, the Company will continue to pay the compensation that otherwise would have been due to him for the remaining period of employment. If Mr. Arneault's period of employment is terminated for cause, the Company will have no further obligation to pay him, other than compensation unpaid at the date of termination.

    In the event that the termination of Mr. Arneault's period of employment occurs after there has been a change of control (as defined in the agreement) of the Company and the termination is (i) not for cause, (ii) by reason of the death or physical or mental disability of Mr. Arneault or (iii) Mr. Arneault terminates his employment for good reason (as defined in the agreement), then Mr. Arneault will have the right to receive within thirty days of the termination, a sum that is three times his annual base salary, but not to exceed the amount deductible by the Company under the Internal Revenue Code of 1986. The term "change of control" means (i) any change of control of the Company that would be required to be reported on Schedule 14A under the Exchange Act, (ii) any person becoming the direct or indirect beneficial owner of 20% or more of the Company's outstanding voting securities, other than a person who was an officer or director of the Company on the date of the agreement or (iii) the circumstance in which the present directors do not constitute a majority of the Board. The term "good reason" means (i) the assignment to Mr. Arneault of any duties that in his judgment are inconsistent with, or constitute a diminution of, Mr. Arneault's position, authority, duties or responsibilities, (ii) Mr. Arneault's involuntary relocation or (iii) the Company's failure to comply with the compensation provisions of the agreement.

    Mr. Arneault's agreement provides that, during the term of the agreement, he will not compete with the business or any contemplated business of the Company either individually or as an officer, director, stockholder, employee, agent, partner or consultant of any entity at any location within ninety miles of any locations at which the Company does business or at which Mr. Arneault knows that the Company contemplates doing business.

    On February 16, 1998, the Company entered into an Amendment of Employment Agreement with Thomas K. Russell (the "Amendment Agreement") which governs, as of such date, the terms of Mr. Russell's employment with the Company. The Amendment Agreement replaced a May 10, 1994 agreement pursuant to which Mr. Russell served as an officer and director of the Company. As of February 16, 1998 neither the Company nor Mr. Russell have any further rights or obligations under the May 10, 1994 agreement. Pursuant to the terms of the Amendment Agreement (i) Mr. Russell resigned from all directorships and offices that he held with the Company and its affiliates (the "Companies") prior to February 16, 1998 and from membership on any committees of the Companies; (ii) the Company agreed to pay Mr. Russell the sum of $99,676.94 offset by any advances or payroll received by him from the Company after December 31, 1997 (such offsets totaling $48,000); (iii) the Company agreed to employ Mr. Russell as an Assistant to the President for a term of 20 months commencing on January 1, 1998 and terminating on September 15, 1999 (during which time Mr. Russell will not be expected to devote more than 15 hours per month to the business of the Company in consideration of a salary of $1,000 per month); and (iv) the Company and Mr. Russell agreed on certain other provisions including a release and indemnification, medical insurance, non-disclosure and confidentiality. In addition, the Company and Mr. Russell agreed that all of their respective obligations under the Amendment Agreement are expressly conditioned on the compliance by the other party with its obligations under such agreement.

COMPENSATION OF DIRECTORS

    Mr. Ruben and Mr. Blatt are entitled to receive a fee of $2,500 for each quarterly Board meeting that they attend and are also entitled to be reimbursed for out-of-pocket expenses incurred in attending Board meetings. Mr. Blatt is also entitled to a fee of $3,000 per month for serving as Chairman of the Finance Committee. During 1997, Mr. Blatt also earned $32,000 in consulting fees. Directors who are employees of the Company do not receive compensation for attendance at Board meetings, but are entitled to reimbursement for expenses that they incur in attending such meetings.

    On January 23, 1996, Mr. Ruben and Mr. Blatt were granted non-qualified options to purchase 75,000 and 50,000 shares of the Company's Common Stock, respectively, at the fair market value on the date of the grant of $0.5625 per share. On October 2, 1996, Messrs. Blatt and Ruben were each granted non-qualified options to purchase 75,000 shares of the Company's common stock at the fair market value on the date of grant of $1.06 per share. On September 19, 1997, Messrs. Blatt and Ruben were each granted non-qualified options to purchase 150,000 shares of the Company's common stock at the fair market value on the date of grant of $1.34375 per share. All of the foregoing options were granted to Messrs. Ruben and Blatt as compensation for their services as directors and are exercisable at any time and from time to time in whole of in part for a period of five years from the date of grant.

    On February 18, 1998, the Company entered into separate agreements with Mr. Stanton and Mr. Fugazy to provide certain compensation for their services on the Company's Board of Directors. Specifically, each agreement provided for: (i) the grant of options to purchase 25,000 shares of common stock of the Company for each year of service (see Item 12--Stock Ownership of Certain Beneficial Owners and Management, footnote 4) subject to Shareholder ratification at the next annual meeting of Shareholders; (ii) the registration by the Company, at its sole cost, of the shares underlying such options by including such shares in any registration statement the Company determines to file with the Securities and Exchange Commission with respect to employee compensation; (iii) the adjustment of the terms of such options in certain events as set forth in the agreement; and (iv) a fee of $2,500 for each regular meeting of the Board, audit committee or shareholders attended and reimbursement of expenses for travel, food and lodging incurred in attending such meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    On November 8, 1995, the Board voted to form an executive compensation committee consisting of Mr. Ruben and Mr. Blatt, (the "Committee"). The Committee is authorized to review all compensation matters involving directors and executive officers and Committee approval is required for any compensation to be paid to executive officers or directors who are employees of the Company. As a matter of policy and to assure compliance with Rule 16b-3(d)(1) of the Securities Exchange Act of 1934, the decisions of the Compensation Committee are subject to ratification by a majority of the Board.

ITEM 12.  STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of March 20, 1998, the ownership of the Company's Common Stock by persons owning more than 5% of such stock, and the ownership of such stock by the executive officers named in the summary compensation table, the directors individually and the officers and directors as a group. As of March 20, 1998 there were 20,021,049 shares of Common Stock outstanding. All such shares were owned both beneficially and of record, except as otherwise noted.

                                                             AMOUNT AND NATURE
                                                               OF BENEFICIAL      PERCENTAGE OF
NAME AND ADDRESS                                                 OWNERSHIP            CLASS
-----------------------------------------------------------  ------------------  ---------------
Edson R. Arneault(1) ......................................        2,575,567            12.27%
  MTR Gaming Group, Inc.
  State Route 2 South
  P.O. Box 356
  Chester, WV 26034

Robert L. Ruben(2) ........................................          338,228             1.66%
  Ruben & Aronson, LLP
  3299 K Street, N.W.
  Suite 403
  Washington, DC 20007

Robert A. Blatt(3) ........................................          667,684             3.29%
  The CRC Group
  Larchmont Plaza
  1890 Palmer Avenue,
  Suite 303
  Larchmont, NY 10538

James V. Stanton(4) .......................................                0                0
  Stanton & Associates
  1310 19th Street, N.W.
  Washington, D.C. 20036

William D. Fugazy, Jr.(4) .................................           14,000             0.07%
  140 East 45th Street, Suite 4000
  New York, New York 10017

Bennett Management and Development Corp.(5) ...............        1,530,000             7.64%
  2 Clinton Square
  Syracuse, NY 13202

Madeleine LLC(6) ..........................................        2,884,302            12.82%
  450 Park Avenue
  New York, NY 10022

Donald G. Saunders(7) .....................................        1,587,665             7.72%
  900 East Desert Inn Road
  Suite 521
  Las Vegas, NV 89109

Total Officers and Directors as a Group (5 persons)(8).....        3,595,479            16.67%

------------------------

(1) Includes 1,605,818 shares and options to acquire beneficial ownership of 969,749 shares within 60 days held by Mr. Arneault or his affiliates.

(2) Includes 38,228 shares and options to acquire beneficial ownership of 300,000 shares within 60 days held by Mr. Ruben.

(3) Includes 392,684 shares and options to acquire beneficial ownership of 275,000 shares exercisable within 60 days held by Mr. Blatt.

(4) For each year of service on the Company's Board of Directors, Mr. Stanton and Mr. Fugazy will each receive options to purchase 25,000 shares of common stock of the Company. Such options will be exercisable for a term of five years from the date of grant. For the first year of service, the grant date was February 18, 1998. The options will vest and be deemed earned in tranches of 6,250 for each quarterly board meeting, audit committee meeting, or annual or special meeting of shareholders attended in person (for up to four meetings in any calendar year). Any options that have not vested at the end of each calendar year will be deemed cancelled. The options are subject to shareholder approval and the Company has agreed to submit to its shareholders for ratification the options granted at the next annual meeting of shareholders.

(5) Includes 780,000 shares for which voting rights have been assigned to the Board to satisfy licensing requirements of the Lottery Commission.

(6) Includes 412,428 shares and options to acquire beneficial ownership of 2,471,874 shares within 60 days held by Madeleine LLC; provided, however, that pursuant to an agreement with the Company, Madeleine LLC may not exercise its warrant to the extent such exercise would result in its ownership of 5% or more of the then issued and outstanding shares of common stock of the Company without the prior approval of the West Virginia State Lottery Commission.

(7) Includes 1,051,816 shares and options to acquire beneficial ownership of 515,849 shares within 60 days.

(8) Includes Messrs. Arneault, Blatt, Ruben, Stanton and Fugazy.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    All of the Company's oil and gas leases were acquired by its subsidiary, ExCal, in January 1992 from Biscayne Petroleum Corporation, of which Edson R. Arneault was president. At the time of this acquisition, Mr. Arneault was not affiliated with the Company. As a result of this transaction, Mr. Arneault became ExCal's president. The acquisition of such leases was part of a larger transaction involving (i) the acquisition by ExCal of 77 operating wells formerly owned by limited partnerships (the "Partnerships") controlled by Mr. Arneault, (ii) the acquisition of all of the stock of Crystal Exploration Company, Inc. from Century Energy Management Company, Inc., another affiliate of Mr. Arneault, and (iii) the employment of Mr. Arneault by ExCal for a period of three years at a salary of $120,000 per year and participation in other board of directors approved compensation plans.

    Such leases were acquired in exchange for $100,000 cash, a $790,000 non-interest bearing note (of which $100,000 was paid on December 31, 1992, the balance being due during 1993) and 50,000 shares of the Company's Common Stock. The Company and the Partnerships entered into modifications of their original agreement dated March 25 and November 17, 1993, March 30, August 10 and September 30, 1994, and March 30, and October 1, 1995. Under the terms of the March 25, 1993, modification of the note, the balance remaining to be paid by the Company to the Partnerships was $590,000. Pursuant to the modification, the Company paid $100,000 cash and issued 98,333 shares of its Common Stock to the Partnerships, which, based on the then current market value of the Common Stock, satisfied the Company's obligation thereunder. The shares issued to the Partnerships, together with 5,000 additional shares issued in consideration of the Partnerships' agreement to extend the date for registration from September 15, 1994 to October 15, 1994, were to be registered for public sale under the Securities Act. Because the registration statement covering the Partnership's shares did not become effective before March 31, 1995, the March 30, 1995 modification of the agreement (i) reinstated the note with a principal amount of $590,000 and increased the interest rate on the note representing the $590,000 balance to 10%, (ii) reduced the balance to $467,084 by crediting the note with the average share price of the Company's Common Stock for the first 14 days that the shares were eligible for sale under Rule 144, and (iii) amended the payment schedule to provide for payments of interest only from May 1, 1995 through October 1, 1996, and twelve payments of principal and interest from November 1, 1995, through October 1, 1996, calculated on a 36 month amortization schedule with a balloon payment of the unpaid balance on October 1, 1995. Pursuant to the October 1, 1995, modification, the outstanding balance of the note was retired through the issuance of 373,600 shares of the Company's Common Stock.

    In December 1994, the Company entered into an arrangement to sell certain of the proved and unproven gas reserves located in Southeast Ohio to Development and Acquisition Ventures in Energy, Inc. for notes valued at approximately $426,000. Mr. David Arneault is a principal of Development and Acquisition Ventures in Energy, Inc., and is the brother of Mr. Edson R. Arneault, an officer and shareholder of the Company. In connection therewith, the Company obtained two notes, a $300,000 note, bearing interest at 8% per annum, payable $10,000 per month and a $150,0000 note payable from the portion of the monthly net revenues of the wells in excess of $10,000 based on 50% of excess revenues over $10,000 per month from production, secured by the assets sold. The Company recorded a loss on the sale of these assets of $567,000. As of December 31, 1997, the principal balance on the notes receivable approximated $264,000. At December 31, 1997 the purchaser was delinquent on four of the Note payments. The Company and the purchaser are negotiating arrangements to bring the account current, and the Company believes the matter will be resolved amicably. The Company is continuing to attempt to sell its remaining oil and gas interests pursuant to the plan of liquidation.

    To assist Fleur-David Corporation, the Company's joint venture partner in rework activities related to the Company's plan of orderly liquidation of its oil and gas interests in Michigan, Mr. Arneault purchased 25,000 shares of the Company's Common Stock held by Fleur-David in July 1995 in a private transaction. Mr. Arneault has also lent $90,000 of his own funds to Fleur-David.

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

    Mr. Robert Ruben, a member of the Company's board, is a partner in the law firm Ruben & Aronson,
LLP, which has performed legal services for the Company. The Company and Ruben & Aronson anticipate that the law firm will perform legal services for the Company in the future. Mr. Ruben was a principal in the law firm of Freer, McGarry, Bodansky & Rubin, P.C., which performed legal services for the Company from 1991 until 1997. During the fiscal year ended December 31, 1997, the Company paid Freer, McGarry, Bodansky & Rubin the sum of $360,457 for legal services.

    In March 1994, the Company lent $50,000 to a non-affiliated company (the "Judgment Debtor") for a term of seven days in exchange for a promissory note bearing interest at 8% per annum. During 1995, the Company recorded a provision for loss in the amount of $50,000. In April 1996, the Company and the recipient renegotiated and canceled the original note, and executed a replacement confessed judgment promissory note in the principal amount of $58,333 at 8% per annum, all due and payable August 4, 1996. On March 13, 1997, the Company obtained a default judgment against the Judgment Debtor in the amount of $64,737.47, including principal, accrued interest and legal costs. Post-judgment interest will accrue at 10% per annum. The Company intends to pursue all available legal remedies to enforce the judgment, however, there are no assurances that MPTV has adequate assets to satisfy the judgment.

REDEEMABLE COMMON STOCK

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

    With respect to 120,000 of the Settlement Shares, the holder elected to terminate the Company's $1.50 per share repurchase right. Accordingly, the Company was not required to issue a promissory note with respect to these Settlement Shares. However, based on the Average Market Price, the Company was required to issue 30,312 additional shares.

    With respect to 156,750 of the Settlement Shares, the Company issued a note in the amount of $235,000 (156,750 shares multiplied by $1.50). However, by an amended settlement agreement dated November 1, 1996, in exchange for a cash payment of $31,000 and the cancellation of the Company's right to repurchase the Settlement Shares for $1.50 per share, the holder canceled the promissory note and relinquished the right to receive additional shares.

    With respect to the holder of 133,416 Settlement Shares, the Company issued a note in the amount of $200,000. The Company redeemed 16,677 shares (which were canceled and returned to authorized but unissued status) upon the October 31, 1996 effectiveness of a registration statement that included the Settlement Shares. Such effectiveness stayed the Company's payment obligation for a period of 90 business days. Based on the Average Market Price, the Company was required to issue 30,159 additional shares. Pursuant to a December 2, 1997 Second Amended Settlement Agreement, the Company paid $27,000 and issued 12,070 shares of restricted common stock in exchange for cancellation of the promissory note, acknowledgement that the Company had satisfied all of its obligations to date, and release of any further obligations to the holder.

    Pursuant to a May 10, 1996 settlement agreement with the final holder of 52,250 of the Redeemable Shares, the Company agreed to pay the holder $25,000 upon the execution of the agreement and issue a $225,000 non-interest bearing promissory note in exchange for the cancellation of put rights in connection with the Redeemable Shares. The Company discounted the note at 8%. The outstanding balance under the note as of December 31, 1997 amounted to $122,000. Under the terms of the note, the Company was obligated to pay $5,000 on February 1, 1997, $50,000 in May 1997, and four annual May payments of $40,000 from 1998 through 2001. The holder also agreed to the cancellation of options to purchase 50,000 shares of the Company's common stock for $0.01 per share.

    In connection with the December 1992 acquisition of Mountaineer Park, the Company issued 469,072 shares of the Company's common stock which bore registration rights guaranteed at $6.00 per share to be made up by the issuance of additional shares of Common Stock if the Shares could not be registered and sold at the guaranteed value. Between December 1996 and July 1997 the Company obtained the cancellation of the price guarantee with respect to the holders of 438,730 of such shares in exchange for the payment of $555,100, the issuance of 150,000 shares of Common Stock (100,000 of which Shares were granted piggy back registration rights) and the cancellation of promissory notes in the principal amount of $302,000 plus accrued interest. The Company is attempting to negotiate a settlement with the previous holder of the remaining 30,342 guaranteed shares. The holder has previously sold such Shares pursuant to Rule 144. A November 1994 Amendment entitled the Company to a credit against any liability to such holder in the amount of approximately $50,000, the amount realized by the holder in sales of shares pursuant to Rule 144.

    At December 31, 1997, 90,496 shares of Redeemable Common Stock were outstanding.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements (Included in Part II of this Report):

    Independent Auditors' Report (F-2)

    Consolidated balance Sheets as of December 31, 1997 and 1996 (F-3)

    Consolidated Statements of Operations for each of the years in the three year period ended December 31, 1997 (F-4)

    Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 1997 (F-5)

    Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1997 (F-7)

    Notes to Consolidated Financial Statements (F-8)

(b) Financial Statements Schedules (Included in Part IV of this Report):

    Schedule II--Valuation Allowances of the years ended December 31, 1997, 1996 and 1995.

(c) Exhibits:

                                                                                                      EXHIBIT NO. OR
                                                                                                       INCORPORATION
EXHIBIT NO.                                        ITEM TITLE                                          BY REFERENCE
-----------  ---------------------------------------------------------------------------------------  ---------------
       3.1   Restated Certificate of Incorporation for Winners Entertainment, dated August 17,
               1993.................................................................................              **

       3.2   Amended By Laws........................................................................               X

       3.3   Certificate of Amendment of Restated Certificate of Incorporation of Winner's
               Entertainment, Inc. dated October 10, 1996...........................................              ++

       4.1   Specimen of Common Stock Certificates..................................................               *

       4.2   Warrant Certificate No. 1 issued to Madeleine LLC, dated July 2, 1996, to purchase
               891,250 shares of Common Stock of Winners Entertainment, Inc. at $1.06 per share for
               five years commencing July 2, 1996...................................................            ####

       4.3   Warrant Certificate No. 6 issued to Madeleine LLC, dated December 10, 1996, to purchase
               125,552 Shares of Common Stock of MTR Gaming Group, Inc. at $1.06 per share for five
               years commencing December 10, 1996...................................................             +++

      10.1   Amendment to June 27, 1994 Construction Loan Agreement, dated October 31, 1995, among
               Bennett Management & Development Corporation, the Company and Mountaineer............             ###

      10.2   Construction Loan Agreement Amendment between the Mountaineer, Gamma of West Virginia
               and Bennett Management & Development Corp............................................             ***

      10.3   Term Loan Agreement among Mountaineer Park, Inc., Winners Entertainment, Inc. and
               Madeleine LLC, dated July 2, 1996....................................................            ####

                                                                                                      EXHIBIT NO. OR
                                                                                                       INCORPORATION
EXHIBIT NO.                                        ITEM TITLE                                          BY REFERENCE
-----------  ---------------------------------------------------------------------------------------  ---------------
      10.4   First Amendment to Term Loan Agreement among Mountaineer, the Company and Madeleine
               LLC, dated July 2, 1996..............................................................            ####

      10.5   Promissory Note by Mountaineer, Inc. to Madeleine LLC, dated July 2, 1996..............            ####

      10.6   Security Agreement made by Mountaineer Park, Inc. in favor of Madeleine LLC, dated July
               2, 1996..............................................................................            ####

      10.7   Deed of Trust, Leasehold Deed of Trust, Security Agreement, Assignment, Fixture Filing
               and Financing Statement by and among Mountaineer Park, Inc., Deborah A. Sink and Carl
               D. Andrews as Trustees, and Madeleine LLC as the Secured Party, dated July 2, 1996...            ####

      10.8   Stock Transfer Agreement between the Company and Madeleine LLC, dated July 2, 1996.....            ####

      10.9   Registration Rights Agreement between Madeleine LLC and Winners Entertainment, Inc.,
               dated July 2, 1996...................................................................            ####

      10.10  Financing Commitment from Madeleine, LLC to Mountaineer, dated July 2, 1996............            ####

      10.11  October 31, 1995 Amendment to June 27, 1994 Construction Loan Agreement by and among
               Bennett Management & Development Corporation, Mountaineer, and the Company...........            ****

      10.20  November 28, 1995 Amendment to June 27, 1994 Construction Loan Agreement by and among
               Bennett Management & Development Corporation, Mountaineer, and the Company...........            ****

      10.12  Construction Loan Agreement for $10.2 million between the Company, Mountaineer, Gamma
               International, Ltd. and Bennett Management & Development Corp........................            ****

      10.13  January 12, 1996 Amendment to June 27, 1994 Construction Loan Agreement by and among
               Bennett Management & Development Corporation, Mountaineer, and the Company...........            ****

      10.14  November 29, 1995 Agreement by and between Autotote Systems, Inc. and Mountaineer Park,
               Inc. for totalisator services provided pursuant to an agreement dated September 21,
               1984, as amended. Letter agreement dated April 12, 1995 attached as Exhibit "A"......            ****

      10.15  Totalisator Services Agreement between Autotote Systems, Inc. dated November 29, 1995
               and Mountaineer......................................................................            ****

      10.16  Master Lease Agreement #154920 and Schedule 2 thereto between IGT-North America and
               Mountaineer for video lottery machine equipment lease dated June 19, 1995............            ****

      10.17  Amendment to Master Lease Agreement by and among IGT-North America, Mountaineer and the
               Company dated March 26, 1996.........................................................            ****

      10.18  Note for $10.2 million between the Company, Mountaineer and Bennett Management &
               Development Corp.....................................................................            ****

      10.19  Amendment, dated February 10, 1995, to Construction Loan Agreement, dated June 27,
               1995, between Mountaineer Park, Inc. and Bennett Management & Development
               Corporation..........................................................................               #

                                                                                                      EXHIBIT NO. OR
                                                                                                       INCORPORATION
EXHIBIT NO.                                        ITEM TITLE                                          BY REFERENCE
-----------  ---------------------------------------------------------------------------------------  ---------------
      10.20  Amendment, dated May 11, 1995, to Totalisator Services Agreement, dated March 15, 1988,
               between Autotote Limited and Mountaineer.............................................               #

      10.21  Master Lease Agreement, dated August 10, 1994, between IGT-North America and
               Mountaineer..........................................................................               #

      10.22  Totalisator Services Agreement, dated March 15, 1988, between Autotote Limited and
               Mountaineer Park, Inc................................................................               #

      10.23  Amendment, dated April 10, 1995, to Construction Loan Agreement, dated June 27, 1994,
               between Mountaineer and Bennett Management & Development Corporation.................              ##

      10.24  Amendment, dated July 7, 1995, to Construction Loan Agreement, dated June 27, 1994,
               between Mountaineer and Bennett Management & Development Corporation.................              ##

      10.25  Amendment dated September 19, 1996, to the Construction Loan Agreement, dated June 27,
               1994, between Mountaineer and Bennett Management & Development Corporation...........               +

      10.26  Order Approving Settlement of Winners Entertainment/Mountaineer Park Litigation; United
               States Bankruptcy Court for the Northern District of New York, dated October 22,
               1996.................................................................................              ++

      10.27  Settlement Agreement, dated December 19, 1996, between the Company, Mountaineer Park,
               Inc., Dennis Ryll and Diane Ryll.....................................................           *****

      10.28  Settlement Agreement, dated January 3, 1997, between the Company, Mountaineer Park,
               Inc. and John Burkhart...............................................................           *****

      10.29  Settlement Agreement, dated January 3, 1997, between the Company, Mountaineer Park,
               Inc. and CTR Resources, Inc..........................................................           *****

      10.30  Employment Agreement, dated March 1, 1997, between MTR Gaming Group, Inc. and Edson R.
               Arneault.............................................................................           #####

      10.31  Settlement Agreement and Release, dated July 1, 1997, between MTR Gaming Group Inc. and
               Bill Blair, Incorporated.............................................................          ######

      10.32  Amended Term Loan Agreement, dated as of July 2, 1996, as amended and restated as of
               December 10, 1996, among Mountaineer Park, Inc., MTR Gaming Group, Inc., and
               Madeleine LLC........................................................................             +++

      10.33  Amended and Restated General Security Agreement dated July 2, 1996, as amended and restated as of December 10, 1996, made by Mountaineer Park, Inc. in favor of
               Madeleine LLC........................................................................             +++

      10.34  Credit Line Deed of Trust, Leasehold Deed of Trust, Security Agreement, Assignment,
               Fixture Filing and Financing Statement by and among Mountaineer Park, Inc. as grantor, Deborah A. Sink and Carl D. Andrews as trustees, and Madeleine LLC as the
               secured party, dated December 10, 1996...............................................             +++

      10.35  Promissory Note dated December 10, 1996 made by Mountaineer Park, Inc. in the principal
               amount of $16,100,000 in favor of Madeleine LLC......................................             +++

                                                                                                      EXHIBIT NO. OR
                                                                                                       INCORPORATION
EXHIBIT NO.                                        ITEM TITLE                                          BY REFERENCE
-----------  ---------------------------------------------------------------------------------------  ---------------
      10.36  Registration Rights Agreement dated July 2, 1996 between Winners Entertainment, Inc.
               and Madeleine LLC (incorporated by reference from the Registrant's Quarterly Report
               on Form 10-Q for the quarter ended June 30, 1996, Exhibit 10(11))....................             +++

      10.37  Amendment No. 1 to Registration Rights Agreement dated December 10, 1996 between MTR
               Gaming Group, Inc. and Madeleine LLC.................................................             +++

      10.38  Promissory Note dated December 10, 1996 made by Mountaineer Park, Inc. in the principal
               amount not to exceed $5,376,500 in favor of Madeleine LLC............................             +++

      10.39  Second Amended Term Loan Agreement, dated as of July 2, 1996, as amended and restated
               as of December 10, 1996, and as further amended and restated as of July 2, 1997,
               among Mountaineer Park, Inc., MTR Gaming Group, Inc., and Madeleine LLC..............            ++++

      10.40  Letter Agreement by and between the Company and James V. Stanton dated February 18,
               1998.................................................................................               X

      10.41  Letter Agreement by and between the Company and William J. Fugazy, Jr. dated February
               18, 1998.............................................................................               X

      23.1   Consent of Corbin and Wertz............................................................             E-1

      27.0   Financial Data Schedule................................................................            ####

------------------------

         * Previously filed as an exhibit to the Company's Form 10-K for the Fiscal Year ended December 31, 1989 and incorporated herein by reference thereto.

        ** Previously filed as an exhibit to the Company's Form 10-K for the Fiscal Year ended December 31, 1993 and incorporated herein by reference thereto.

       *** Previously filed as an exhibit to the Company's Form 10-K for the Fiscal Year ended December 31, 1994 and incorporated herein by reference thereto.

      **** Previously filed as an exhibit to the Company's Form 10-K for the Fiscal Year ended June 30, 1994 and incorporated herein by reference thereto.

     ***** Previously filed as an exhibit to the Company's Form 10-K for the Fiscal Year ended December 3, 1996 and incorporated herein by reference thereto.

        # Previously filed as an exhibit to the Company's 10-Q for the Quarter ended March 31, 1995 and incorporated herein by reference thereto.

      ## Previously filed as an exhibit to the Company's 10-Q for the Quarter ended June 30, 1995 and incorporated herein by reference thereto.

     ### Previously filed as an exhibit to the Company's 10-Q for the Quarter ended September 30, 1995 and incorporated herein by reference thereto.

   #### Previously filed as an exhibit to the Company's 10-Q for the Quarter ended June 30, 1996 and incorporated herein by reference thereto.

  ##### Previously filed as an exhibit to the Company's 10-Q for the Quarter
        March 31, 1997 and incorporated herein by reference thereto.

 ###### Previously filed as an exhibit to the Company's 10-Q for the Quarter ended June 30, 1997 and incorporated herein by reference thereto.

        + Previously filed as an exhibit to the Company's Form 8-K dated
          September 30, 1996 and incorporated herein by reference thereto.

      ++ Previously filed as an exhibit to the Company's Form 8-K dated November
         1, 1996 and incorporated herein by reference thereto.

     +++ Previously filed as an exhibit to the Company's Form 8-K dated January
         7, 1997.

   ++++ Previously filed as an exhibit to the Company's Form 8-K dated July 8, 1997.

        X Previously filed as an exhibit to the Company's Form 8-K dated
          February 20, 1998.

(d) Reports on Form 8-K

    The Company filed the following current reports on Form 8-K during the fourth quarter of 1997 and thereafter:

    A current report on Form 8-K was filed by the Company on February 20, 1998, (with the earliest event reported dated January 27, 1998) reporting the following items:

    (i) compliance with new corporate governance standards of NASDAQ's continued listing requirements;

    (ii) resignation of Thomas K. Russell;

   (iii) appointment of Officers;

    (iv) purchase of 350 acre property in Hancock County, West Virginia.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MTR GAMING GROUP, INC.

                                By:            /s/ EDSON R. ARNEAULT
                                     -----------------------------------------
                                                 Edson R. Arneault,
                                        CHAIRMAN, PRESIDENT, CHIEF FINANCIAL
                                        OFFICER AND CHIEF EXECUTIVE OFFICER

Date: March 30, 1998.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

                SIGNATURE                                        CAPACITY                             DATE
------------------------------------------  --------------------------------------------------  -----------------

          /s/ EDSON R. ARNEAULT
    ---------------------------------       Chairman, President, Chief Executive Officer and     March 30, 1998
            Edson R. Arneault                 Chief Financial Officer

           /s/ ROBERT A. BLATT
    ---------------------------------       Director                                             March 30, 1998
             Robert A. Blatt

           /s/ ROBERT L. RUBEN
    ---------------------------------       Director                                             March 30, 1998
             Robert L. Ruben

           /s/ JAMES V. STANTON
    ---------------------------------       Director                                             March 30, 1998
             James V. Stanton

        /s/ WILLIAM D. FUGAZY, JR.
    ---------------------------------       Director                                             March 30, 1998
          William D. Fugazy, Jr.

                             MTR GAMING GROUP, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 COLUMN B                             COLUMN E
                                BALANCE AT                           BALANCE AT
                                BEGINNING    COLUMN C    COLUMN D      END OF
COLUMN A                        OF PERIOD   ADDITIONS   DEDUCTIONS     PERIOD
------------------------------  ----------  ----------  -----------  ----------
Year ended December 31, 1997:
  Allowance for doubtful
    accounts receivable.......  $ 140,000       --          (15,000) $ 125,000
  Allowance for doubtful notes
    receivable................    290,000       --         (290,000)    --
  Allowance for deferred tax
    assets....................   8,563,00       --       (3,860,000) 4,703,000
                                ----------  ----------  -----------  ----------
                                 8,993,00                (4,165,000) 4,828,000
                                ----------  ----------  -----------  ----------
                                ----------  ----------  -----------  ----------
Year ended December 31, 1997:
  Allowance for doubtful
    accounts receivable.......  $  70,000   $   70,000      --       $ 140,000
  Allowance for doubtful notes
    receivable................    290,000       --          --         290,000
  Allowance for deferred tax
    assets....................  9,600,000       --       (1,037,000) 8,563,000
                                ----------  ----------  -----------  ----------
                                9,960,000   $   70,000  $(1,037,000) 8,993,000
                                ----------  ----------  -----------  ----------
                                ----------  ----------  -----------  ----------
Year ended December 31, 1997:
  Allowance for doubtful
    accounts receivable.......  $  94,000       --      $   (24,000)    70,000
  Allowance for doubtful notes
    receivable................     --          290,000      --         290,000
  Allowance for deferred tax
    assets....................  6,868,000    2,732,000      --       9,600,000
                                ----------  ----------  -----------  ----------
                                6,962,000    3,022,000      (24,000) 9,960,000
                                ----------  ----------  -----------  ----------
                                ----------  ----------  -----------  ----------

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
MTR Gaming Group, Inc.

    We have audited the consolidated financial statements of MTR Gaming Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 27, 1998, except as to Note 17, which is as of March 14, 1998. Our audits also included the consolidated financial statement schedule of MTR Gaming Group, Inc. and subsidiaries. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ CORBIN & WERTZ

                                          --------------------------------------

                                          CORBIN & WERTZ

Irvine, California
February 27, 1998

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report...............................................  F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 1997 and 1996...............  F-3

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1997................................  F-4

Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 1997............................  F-5

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1997................................  F-6

Notes to Consolidated Financial Statements.................................  F-8

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
MTR Gaming Group, Inc.

    We have audited the accompanying consolidated balance sheets of MTR Gaming Group, Inc. and its subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTR Gaming Group, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          /s/ CORBIN & WERTZ

                                          --------------------------------------

                                          CORBIN & WERTZ

Irvine, California
February 27, 1998, except as to
  Note 17, which is as of March 14, 1998

                             MTR GAMING GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1997 AND 1996

                                                                                         1997            1996
                                                                                    --------------  --------------
                                                      ASSETS
Current assets:
  Cash and cash equivalents.......................................................  $    7,715,000  $    4,226,000
  Restricted cash.................................................................         188,000         185,000
  Accounts receivable, net of allowance for doubtful accounts of $125,000 and
    $140,000 in 1997 and 1996, respectively.......................................         431,000         302,000
  Deferred financing costs........................................................       1,617,000       1,066,000
  Deferred income taxes...........................................................       2,550,000         760,000
  Other current assets............................................................         516,000         477,000
                                                                                    --------------  --------------
    Total current assets..........................................................      13,017,000       7,016,000
                                                                                    --------------  --------------
Property and equipment, net.......................................................      22,799,000      18,453,000
                                                                                    --------------  --------------
Net assets of discontinued oil and gas gas activities.............................       2,616,000       2,616,000
                                                                                    --------------  --------------
Other assets:
  Excess of cost of investments over net assets acquired, net of accumulated
    amortization of $1,274,000 and $1,022,000 in 1997 and 1996, respectively......       2,500,000       2,752,000
  Deposits and other..............................................................         102,000          41,000
                                                                                    --------------  --------------
                                                                                         2,602,000       2,793,000
                                                                                    --------------  --------------
                                                                                    $   41,034,000  $   30,878,000
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................  $      594,000  $      909,000
  Accrued liabilities.............................................................       2,465,000       1,891,000
  Current portion of long-term debt...............................................          40,000         186,000
  Deferred income taxes...........................................................         133,000         133,000
                                                                                    --------------  --------------
    Total current liabilities.....................................................       3,232,000       3,119,000
Long-term debt, less current portion..............................................      21,559,000      16,230,000
Deferred income taxes, less current portion.......................................       1,130,000       1,263,000
                                                                                    --------------  --------------
    Total liabilities.............................................................      25,921,000      20,612,000
                                                                                    --------------  --------------
Commitments and contingencies
Shareholders' equity:
  Common stock, par value $.00001, 50,000,000 shares authorized; 19,940,890 and
    19,126,043 issued and outstanding at December 31, 1997 and 1996,
    respectively..................................................................           2,000           2,000
  Common stock subscribed, 30,312 and 525,848 shares at December 31, 1997 and
    December 31, 1996, respectively...............................................        --              --
  Paid-in capital.................................................................      35,326,000      35,173,000
  Accumulated deficit.............................................................     (20,215,000)    (24,909,000)
                                                                                    --------------  --------------
    Total shareholders' equity....................................................      15,113,000      10,266,000
                                                                                    --------------  --------------
                                                                                    $   41,034,000  $   30,878,000
                                                                                    --------------  --------------
                                                                                    --------------  --------------

          See accompanying notes to consolidated financial statements

                             MTR GAMING GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Revenues:
  Video lottery terminals...........................................  $  49,187,000  $  30,700,000  $  16,479,000
  Parimutuel commissions............................................      4,437,000      4,299,000      4,263,000
  Lodging, food and beverage........................................      5,417,000      3,945,000      3,046,000
  Other.............................................................      1,097,000      1,260,000      1,139,000
                                                                      -------------  -------------  -------------
    Total revenues..................................................     60,138,000     40,204,000     24,927,000
                                                                      -------------  -------------  -------------
Costs of revenues:
  Cost of video lottery terminals...................................     31,048,000     19,865,000     12,256,000
  Cost of parimutuel commissions....................................      6,072,000      5,257,000      5,064,000
  Cost of lodging, food and beverage................................      4,583,000      3,543,000      3,285,000
  Cost of other.....................................................      1,095,000      1,092,000      1,195,000
                                                                      -------------  -------------  -------------
    Total cost of revenues..........................................     42,798,000     29,757,000     21,800,000
                                                                      -------------  -------------  -------------
Gross profit........................................................     17,340,000     10,447,000      3,127,000
                                                                      -------------  -------------  -------------
Selling, general and administrative expenses:
  Marketing and promotions..........................................      3,428,000      1,718,000      1,144,000
  General and administrative........................................      5,476,000      4,092,000      5,420,000
  Depreciation and amortization.....................................      2,415,000      1,667,000      1,504,000
                                                                      -------------  -------------  -------------
    Total selling, general and administrative expenses..............     11,319,000      7,477,000      8,068,000
                                                                      -------------  -------------  -------------
Operating income (loss).............................................      6,021,000      2,970,000     (4,941,000)
Interest income.....................................................        191,000         54,000         52,000
Interest expense....................................................     (3,341,000)    (3,460,000)      (557,000)
Non-recurring income................................................       --              705,000       --
                                                                      -------------  -------------  -------------
Income (loss) before benefit for income taxes.......................      2,871,000        269,000     (5,446,000)
Benefit for income taxes............................................      1,823,000        886,000        133,000
                                                                      -------------  -------------  -------------
Net income (loss)...................................................  $   4,694,000  $   1,155,000  $  (5,313,000)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Net income (loss) per share.........................................  $        0.24  $        0.06  $       (0.33)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Net income (loss) per share--assuming dilution......................  $        0.22  $        0.06  $       (0.33)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Weighted average number of shares outstanding:
  Basic.............................................................     19,513,560     18,590,056     16,226,743
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  Diluted...........................................................     21,252,751     19,075,897     16,226,743
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

          See accompanying notes to consolidated financial statements

                             MTR GAMING GROUP, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

                                                                                            RECEIVABLE
                                                                    SHARES                     FROM
                                               COMMON STOCK        OF COMMON   ADDITIONAL    EXERCISE
                                          ----------------------     STOCK       PAID-IN     OF STOCK    ACCUMULATED
                                           SHARES      AMOUNT     SUBSCRIBED     CAPITAL      OPTIONS      DEFICIT       TOTAL
                                          ---------  -----------  -----------  -----------  -----------  ------------  ---------
Balances, January 1, 1995...............  14,620,877      1,000       --       30,508,000       --       (20,751,000)  9,758,000
Shares issued from exercise of stock
  options...............................    286,667      --           --          109,000      (69,000)       --          40,000
Shares issued for services rendered and
  interest..............................     77,332      --           --           42,000       --            --          42,000
Shares issued in connection with
  financing arrangement.................    225,000       1,000       --        1,349,000       --            --       1,350,000
Cancellation of price guarantee in
  connection with financing
  arrangement...........................     --          --           --       (3,060,000)      --            --       (3,060,000)
Shares issued to replace price guarantee
  in connection with financing
  arrangement...........................  1,020,000      --           --        1,530,000       --            --       1,530,000
Shares forfeited by Company (510,000),
  retained by creditor, in connection
  with financing arrangement............     --          --           --          478,000       --            --         478,000
Shares issued for redeemable common
  stock.................................    666,433      --           --          802,000       --            --         802,000
Shares issued in connection with legal
  settlement............................    175,000      --           --          414,000       --            --         414,000
Shares issued for notes payable.........     60,850      --           --           43,000       --            --          43,000
Cancellation of shares issued in 1994
  for services rendered.................    (97,500)     --           --         (100,000)      --            --        (100,000)
Adjustment to shares outstanding........    (12,014)     --           --           --           --            --          --
Net loss................................     --          --           --           --           --        (5,313,000)  (5,313,000)
                                          ---------  -----------  -----------  -----------  -----------  ------------  ---------

Balances, December 31, 1995.............  17,022,645      2,000       --       32,115,000      (69,000)  (26,064,000)  5,984,000
Shares issued in connection with legal
  settlements...........................    175,000      --           --          236,000       --            --         236,000
Shares issued for services rendered by
  related parties.......................    719,476      --           --          309,000       --            --         309,000
Shares issued in connection with
  financing agreements..................    442,829      --          465,377      953,000       --            --         953,000
Shares issued for capital raising
  activities............................    207,500      --           --          175,000       --            --         175,000
Expense recorded in connection with
  options issued to outside Directors...     --          --           --           69,000       --            --          69,000
Cash collected on receivable from
  exercise of stock options.............     --          --           --           --           69,000        --          69,000
Shares reclassed from redeemable common
  stock and issued in connection with
  settlements...........................    558,593      --           60,471    1,165,000       --            --       1,165,000
Value recorded in connection with
  warrants issued in connection with
  financing agreements..................     --          --           --          401,000       --            --         401,000
Cancellation of price guarantees through
  cash payment..........................     --          --           --         (250,000)      --            --        (250,000)
Net income..............................     --          --           --           --           --         1,155,000   1,155,000
                                          ---------  -----------  -----------  -----------  -----------  ------------  ---------

Balances, December 31, 1996.............  19,126,043      2,000      525,848   35,173,000       --       (24,909,000)  10,266,000
Value recorded in connection with
  warrants and options issued to
  nonemployees..........................     --          --           --          130,000       --            --         130,000
Shares issued from exercise of stock
  options...............................    160,000      --           --          159,000       --            --         159,000
Expense recorded in connection with
  amendments to options previously
  issued to employees...................     --          --           --          156,000       --            --         156,000

                             MTR GAMING GROUP, INC.
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

                                                                                          RECEIVABLE
                                                                 SHARES                      FROM
                                           COMMON STOCK         OF COMMON   ADDITIONAL     EXERCISE
                                      -----------------------     STOCK       PAID-IN      OF STOCK     ACCUMULATED
                                        SHARES      AMOUNT     SUBSCRIBED     CAPITAL       OPTIONS       DEFICIT        TOTAL
                                      ----------  -----------  -----------  -----------  -------------  ------------  -----------
Shares reclassed from common stock
  subscribed and issued in
  connection with settlements.......      12,070      --          (30,159)      (27,000)      --             --           (27,000)
Shares reclassed from redeemable
  common stock and issued in
  connection with settlements.......     150,000      --           --          (318,000)      --             --          (318,000)
Shares reclassed from common stock
  subscribed and issued in
  connection with financing
  agreements........................     465,377      --         (465,377)      --            --             --           --
Shares issued in connection with
  financing agreements..............      25,000      --           --            50,000       --             --            50,000
Shares issued for services
  rendered..........................       2,400      --           --             3,000       --             --             3,000
Net income..........................      --          --           --           --            --           4,694,000    4,694,000
                                      ----------  -----------  -----------  -----------          ---    ------------  -----------
Balances, December 31, 1997.........  19,940,890   $   2,000       30,312   $35,326,000    $  --        $(20,215,000) $15,113,000
                                      ----------  -----------  -----------  -----------          ---    ------------  -----------
                                      ----------  -----------  -----------  -----------          ---    ------------  -----------

          See accompanying notes to consolidated financial statements

                             MTR GAMING GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

                                                                           1997          1996           1995
                                                                        -----------  -------------  ------------
Cash flows from operating activities:
  Income (loss) from continuing operations............................  $ 4,694,000  $   1,155,000  $ (5,313,000)
  Adjustments to reconcile income (loss) to net cash provided by continuing operating activities:
    Depreciation and amortization.....................................    2,416,000      1,667,000     1,504,000
    Provision for settlements.........................................      --            --             408,000
    Non-recurring income (non-cash)...................................      --            (705,000)      --
    Other non-cash provisions, net....................................      --             (83,000)      --
    Net change in allowance for doubtful accounts receivable..........      (15,000)        70,000       290,000
    Common stock and options issued for services rendered and
      amortization of interest........................................    1,590,000      1,321,000        77,000
    Deferred income taxes.............................................   (1,923,000)      (893,000)     (133,000)
    Change in operating assets and liabilities, net of effects of acquired companies:
      Prepaid management fees.........................................      --            --             220,000
      Prepaid purses..................................................      --            --             352,000
      Other current assets............................................     (153,000)       231,000        54,000
      Accounts payable................................................     (315,000)    (2,254,000)    1,676,000
      Accrued liabilities.............................................     (285,000)      (183,000)    1,418,000
                                                                        -----------  -------------  ------------
Net cash provided by operating activities.............................    6,009,000        326,000       553,000
                                                                        -----------  -------------  ------------
Cash flows from investing activities:
  Restricted cash.....................................................       (3,000)       241,000       220,000
  Deposits and other assets...........................................      (61,000)        14,000        17,000
  Capital expenditures................................................   (6,510,000)    (1,767,000)   (5,482,000)
  Net assets of discontinued oil and gas operations...................      --            --             (45,000)
                                                                        -----------  -------------  ------------
Net cash used in investing activities.................................   (6,574,000)    (1,512,000)   (5,290,000)
                                                                        -----------  -------------  ------------
Cash flows from financing activities:
  Payments on long-term debt..........................................      --         (10,469,000)      (53,000)
  Proceeds from the issuance of long-term debt........................    5,377,000     16,100,000     4,500,000
  Payments on short-term notes........................................     (194,000)    (1,052,000)      --
  Proceeds from issuance of short-term notes..........................      --           1,052,000       --
  Finance costs paid..................................................     (959,000)      (845,000)      --
  Payments in connection with redeemable common stock.................     (329,000)      (250,000)      --
  Proceeds from issuance of common stock through exercise of stock
    options...........................................................      159,000         69,000        40,000
                                                                        -----------  -------------  ------------
Net cash provided by financing activities.............................    4,054,000      4,605,000     4,487,000
                                                                        -----------  -------------  ------------
Net increase (decrease) in cash and cash equivalents..................    3,489,000      3,419,000      (250,000)
Cash and cash equivalents, beginning of year..........................    4,226,000        807,000     1,057,000
                                                                        -----------  -------------  ------------
Cash and cash equivalents, end of year................................  $ 7,715,000  $   4,226,000  $    807,000
                                                                        -----------  -------------  ------------
                                                                        -----------  -------------  ------------
Supplemental disclosures of cash flow information--
  Cash paid during the year for:
    Interest..........................................................  $ 2,562,000  $   2,493,000  $    896,000
                                                                        -----------  -------------  ------------
                                                                        -----------  -------------  ------------
    Income taxes......................................................  $    16,000  $      25,000  $      4,000
                                                                        -----------  -------------  ------------
                                                                        -----------  -------------  ------------

          See accompanying notes to consolidated financial statements

                             MTR GAMING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 1--GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    During 1992, Excalibur Holding Corporation acquired all of the outstanding common stock of Golden Palace Casinos, Inc. ("Golden Palace"), an entity with no significant operations and cash of approximately $3,200,000. Excalibur Holding Corporation utilized substantially all of the cash obtained from Golden Palace Casinos to finance the acquisition of all of the outstanding common stock of Mountaineer Park, Inc. ("Mountaineer") (see Note 2), which operates a thoroughbred horse racing track, off-track betting facilities and 1,000 video lottery terminals on a 956 acre facility (see Note 17) in the northern panhandle of West Virginia. Mountaineer also operates a 101 room inn adjacent to the track, dining facilities, as well as a nine-hole executive golf course and other recreational facilities. Certain operations are regulated by agencies within the state of West Virginia through annual licensing (see Notes 15 and 16). At December 31, 1997, all significant licenses were in effect.

    Because of the significant acquisitions by Excalibur Holding Corporation in the gaming industry and the long-term potential of such acquisitions, it has, and continues to be management's strategy to focus its efforts on such opportunities. On March 31, 1993, management decided to adopt a formal plan of orderly liquidation of its oil and gas properties and is effecting an orderly sale of such assets (see Note 12).

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

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 1--GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) USE OF ESTIMATES

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

    These consolidated historical financial statements contain financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis in the accompanying consolidated financial statements. The financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and long-term debt. The carrying amounts of the Company's financial instruments generally approximate their fair values as of December 31, 1997.

CONCENTRATION OF CREDIT RISK

    The Company maintains, at times, cash balances at certain financial institutions in excess of amounts insured by Federal agencies.

RISKS AND UNCERTAINTIES

    CYCLICAL NATURE OF BUSINESS

    The Company's primary business involves leisure and entertainment. During periods of recession or economic downturn, consumers may reduce or eliminate spending on leisure and entertainment activities. In the event that the Company's primary demographic market suffers adverse economic conditions, the Company's revenues may be materially adversely effected. In addition, the operations of Mountaineer are typically seasonal in nature. Winter conditions may adversely affect transportation routes to Mountaineer, as well as cause cancellations of live horse racing. As a result, adverse seasonal conditions could have a material adverse effect on the operations of the Company.

    LICENSING

    The Company's business is highly regulated. The ability of the Company to remain in business, and to operate profitably depends upon the Company's continued ability to satisfy all applicable racing and gaming laws and regulations.

    The Company's horse racing operations are subject to extensive regulation by the West Virginia Racing Commission (the "Racing Commission") which is responsible for, among other things, granting annual licenses to conduct race meets, approving simulcasting post times, and other matters. When granting licenses the Racing Commission has the authority to determine the dates on which Mountaineer

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 1--GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) may conduct races. In order to conduct simulcast racing, Mountaineer is required under West Virginia law to hold a minimum number of live race days each year (see Note 16).

    The operation of video lottery games in West Virginia is subject to the Lottery Act. Licensing and regulatory control is provided by the West Virginia Lottery Commission (the "Lottery Commission"). The Lottery Act provides that only licensed horse race or dog race facilities may offer video gaming. Accordingly, the ability of the Company to maintain its video lottery business requires it to comply fully with the Racing Commission to qualify for its license under the Lottery Act.

    The Lottery Act regulates the ability of horse race or dog race facilities to offer video gaming. Under the Lottery Act, only parimutuel horse or dog racing facilities that were licensed by the Racing Commission prior to January 1, 1994 and that conduct the minimum live racing dates, or such other number as may be approved by the Racing Commission, are eligible for licensure to operate video lottery games. To provide video lottery gaming, the voters of the county in which the facility is to be located must approve such gaming in advance. If such approval is obtained, the facility may continue to conduct video lottery gaming activities unless the matter is resubmitted to the voters pursuant to a petition signed by at least five percent of the registered voters of the county, who must wait at least five years subsequent to voter approval to bring such a petition. If approval is denied, another vote on the issue may not be held for a period of two years. Video lottery gaming was approved in Hancock County, the location of Mountaineer Park, on May 10, 1994.

    Licenses granted by the Lottery Commission must be renewed by July 1 of each year. A license to operate video lottery games is a privilege personal to the license holder and, accordingly, is non-transferable. In order for a license to remain in effect, Lottery Commission approval is required prior to any change of ownership or control of a license holder. Unless prior approval of the Lottery Commission is obtained, the sale of five percent or more of the voting stock of the license holder or any corporation that controls the license holder or the sale of a license holder's assets (other than in the ordinary course of business), or any interest therein, to any person not previously determined by the Lottery Commission to have satisfied the suitability requirements, voids the license. Accordingly, should a party unaffiliated with the Company acquire 5% or more of the voting stock of the Company in a manner inconsistent with the statute, the Company's license could be jeopardized insofar as such party would be required to undergo approval by the Lottery Commission. Any person who purchases 5% or more of the common stock without first securing Lottery Commission approval to own such shares, is subject to the Company's right to repurchase such shares from the holder.

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

    The Company's ability to remain in the gaming business depends on the continued political acceptability of gaming activities to both the public and state governmental officials. In addition, the gaming laws impose high tax rates, and fixed parimutuel commission rates which, if altered, may diminish the

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 1--GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Company's profitability. Management is aware of nothing to indicate that West Virginia state officials will change their policies toward gaming activities, particularly video lottery gaming; however, there are no assurances that such policies will not be changed. Any substantial unfavorable change in the enabling laws or tax rates on gaming revenues could make the Company's business substantially more onerous, less profitable or illegal, which would have a material adverse effect on the Company's business.

COMPETITION

    In recent years, the number of gaming options available to consumers in the Company's principal markets has increased considerably. The Company competes with three direct competitors that offer a combination of parimutuel greyhound dog racing, parimutuel thoroughbred horse racing and video lottery gaming. The Company also competes with statewide lotteries in West Virginia, Pennsylvania, and, to a lesser extent, destination gaming facilities in Las Vegas and Atlantic City, as well as other entertainment options available to consumers, including live and televised professional and collegiate major sports events. The Company will also compete with off-track wagering in Ohio, which has recently been approved in that state. To the extent that either Pennsylvania or Ohio legalize any forms of casino gaming, and West Virginia does not, the Company's video lottery operations might compete with any new gaming facilities located within driving distance of Mountaineer. Such facilities may offer more gaming machines than Mountaineer, as well as forms of gaming not available in West Virginia. Taken together, such competition could have a material adverse effect on the Company.

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

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

    The Company considers highly liquid investments with a remaining maturity of 90 days or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of overnight repurchase agreements at December 31, 1997.

    Restricted cash includes short-term certificates of deposit (see Note 9) and unredeemed winning tickets from its racing operations (see Note 16).

DEFERRED FINANCING COSTS

    The Company capitalizes certain loan costs in connection with its financing activities (see Notes 5, 6 and 7) and these costs are amortized over the expected term of the related loans using a method that approximates the effective interest method. Amortization of these costs totaling $1,283,000, $1,845,000 and $452,000 for the years ended December 31, 1997, 1996 and 1995, respectively, has been reflected as interest expense in the accompanying consolidated statements of operations.

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 1--GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost, less accumulated depreciation. Major betterments are capitalized while routine repairs and maintenance are charged to expense when incurred. The Company capitalizes direct materials and labor, and allocates interest during construction periods. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings....................................................  20 to 40
                                                               years
Furniture and fixtures.......................................  5 to 7 years
Equipment and automobiles....................................  3 to 15 years

    Interest is capitalized to construction in progress based on the product resulting from applying the Company's cost of borrowing rate to qualifying assets under active redevelopment. Interest capitalized in 1997, 1996, and 1995 was $512,000, $197,000 and $1,127,000, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

    In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121") "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF". The Company adopted SFAS 121 in 1996, as required. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company evaluates impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management of the Company assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value (projected discounted cash flows) and is charged to operations in the period in which such impairment is determined by management. To date, management has not identified any impairment of long-lived assets.

EXCESS OF COST OF INVESTMENTS OVER NET ASSETS ACQUIRED, NET

    The excess of cost of investments over net assets acquired (goodwill) is amortized on a straight-line basis over the expected periods to be benefited. Goodwill is being amortized on the straight line method over an expected fifteen year life. Amortization expense included in the accompanying consolidated statements of operations for the years ended December 31, 1997, 1996 and 1995 is $252,000, $252,000 and $251,000, respectively.

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

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 1--GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Revenues from video lottery represent the net win earned on video slot, poker, keno or blackjack wagers. Net win is the difference between wagers placed and winning payouts to patrons, and is recorded at the time wagers are made (see
Note 15).

    Revenues from food and beverage are recognized at the time of sale and revenues from lodging are recognized on the date of stay.

    Other revenues consist primarily of fees earned from activities ancillary to the Company's racing activities. Such revenues are recorded at the time services are rendered or sales are made.

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

ADVERTISING

    The Company generally expenses advertising costs as incurred. Advertising expense for the years ended December 31, 1997, 1996 and 1995 was $3,128,000, $1,433,000 and $898,000, respectively.

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

EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. All years presented have been restated to adopt the provisions of SFAS No. 128.

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 1--GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                                           FOR THE YEAR ENDED DECEMBER 31, 1997
                                                                         -----------------------------------------
                                                                         INCOME (LOSS)     SHARES       PER SHARE
                                                                          (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                                         -------------  -------------  -----------
Basic EPS--
  Income available to common shareholders..............................   $ 4,694,000     19,513,560    $    0.24
                                                                                                       -----------
                                                                                                       -----------
Effect of dilutive securities--
  Warrants and options.................................................       --           1,739,191
                                                                         -------------  -------------
Diluted EPS--
  Income available to common shareholders plus assumed conversions.....   $ 4,694,000     21,252,751    $    0.22
                                                                         -------------  -------------  -----------
                                                                         -------------  -------------  -----------


                                                                           FOR THE YEAR ENDED DECEMBER 31, 1996
                                                                         -----------------------------------------
Basic EPS--
  Income available to common shareholders..............................   $ 1,155,000     18,590,056    $    0.06
                                                                                                       -----------
                                                                                                       -----------
Effect of dilutive securities--
  Warrants and options.................................................       --             485,841
                                                                         -------------  -------------
Diluted EPS--
  Income available to common shareholders plus assumed conversions.....   $ 1,155,000     19,075,897    $    0.06
                                                                         -------------  -------------  -----------
                                                                         -------------  -------------  -----------

                                                                           FOR THE YEAR ENDED DECEMBER 31, 1995
                                                                         -----------------------------------------
Basic and Diluted EPS--
  Loss available to common shareholders                                    (5,313,000)    16,226,743    $   (0.33)
                                                                         -------------  -------------  -----------
                                                                         -------------  -------------  -----------

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

NOTE 2--MERGERS AND ACQUISITIONS

MOUNTAINEER PARK, INC.

    On December 4, 1992, the Company acquired all of the issued and outstanding common shares of Mountaineer, in a tax-free exchange. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired business have been consolidated with those of the Company

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 2--MERGERS AND ACQUISITIONS (CONTINUED) commencing on December 4, 1992. The purchase price was allocated to the acquired assets and assumed liabilities based on their respective fair values. The purchase price exceeded the estimated fair value of the net assets acquired by $2,774,000, which has been recorded as excess of cost of investment over net assets acquired (see Note 1).

    In connection with the acquisition, the Company issued 529,676 shares which had registration rights, guaranteed at a per share value of $6.00. Upon registration, the Company is obligated to issue additional shares should a market value per share deficiency exist. The Company granted put rights to the holder (a bank) of 60,604 of the aforementioned shares at $6.00 per share, all of which became exercisable on or before December 31, 1995 (see Note 11).

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

    In January 1997, the Company reached a settlement with the holders of 118,948 shares which bore the $6.00 per share price guarantee. In exchange for the cancellation of the price guarantee, the Company paid a cash settlement of $102,000 and issued 100,000 additional shares of the Company's common stock in January 1997. The Company recorded a $102,000 charge to paid-in capital in connection with this transaction.

    In July 1997, the Company reached a settlement with the former majority shareholder of Mountaineer (the "Holder"), and holder of 181,739 additional guaranteed shares. The settlement was part of a larger transaction by which Mountaineer and the Company resolved all matters outstanding with the Holder. Pursuant to the agreement, the price guarantee was extinguished, the Company paid a cash settlement of $278,000 out of which the Holder repaid in full the $78,000 balance due on a promissory note, and the Company canceled a note receivable in the amount of $240,000 and issued 50,000 shares of restricted common stock. The Company had recorded a $302,000 provision for doubtful accounts in 1995 in reference to the note receivable. The Company recorded a $216,000 reduction to paid-in capital and a $78,000 reduction in notes receivable in connection with this transaction.

    As of December 31, 1997, 30,342 shares remain outstanding with a maximum $6.00 price guarantee (subject to a credit of approximately $1.50 per share) as a result of the acquisition of Mountaineer.

GOLDEN PALACE CASINOS, INC.

    On October 13, 1992, the Company acquired all of the outstanding capital stock of Golden Palace Casinos, Inc. ("Golden Palace"), a Minnesota corporation organized to manage casinos on Indian reservations. Although Golden Palace had no significant operations at the time of the acquisition, it held, through a wholly-owned subsidiary, a contract to manage a casino planned for an Indian reservation in Oklahoma, subject to the satisfaction of certain conditions. Shortly after the acquisition of Golden Palace, the West Virginia Lottery Commission advised Management that, as a condition to licensing of the Company's then-proposed video lottery operations at Mountaineer, the Company could not engage in

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 2--MERGERS AND ACQUISITIONS (CONTINUED)

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

    In addition, on the acquisition date, the Company issued options to holders of Golden Palace options to purchase (a) 190,000 shares of the Company's common stock at $2.00 per share (all such options remained outstanding as of December 31, 1996, were fully vested and expired in 1997), (b) 200,000 shares of the Company's common stock at $.01 per share; options to purchase 10,000 and 70,000 shares at $.01 were exercised in 1997 and 1995, respectively, and 50,000 options were canceled in 1996 by agreement with the holder--see Note 11 (there remain, as of December 31, 1997, 70,000 $.01 options outstanding which are fully vested), and (c) warrants to purchase 283,250 shares of the Company's common stock at $2.40 per share which were fully vested and expired in 1997.

NOTE 3--STATEMENTS OF CASH FLOWS

    The statements of cash flows exclude the effects of non-cash investing and financing activities for all periods presented. Supplemental disclosures of significant non-cash activities are as follows:

1997

    During 1997, the Company granted a combination of 180,000 warrants and options, as more thoroughly described in Note 11, to nonemployees, which were valued at $130,000.

    During 1997, the Company amended the terms of the 410,867 stock options issued to employees, as more thoroughly described in Note 11, and recorded $156,000 as compensation expense for such amendment.

    During 1997, the Company accrued $1,818,000 of deferred financing costs and paid $959,000 of such costs. As of December 31, 1997, the Company had $859,000 included in deferred financing costs and a corresponding amount in accrued liabilities.

    During 1997, the Company issued 27,400 shares of common stock valued at $53,000 for services rendered.

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

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 3--STATEMENTS OF CASH FLOWS (CONTINUED)
    The Company amended an April 1995 severance agreement with its former chief executive officer in October, 1996. The amendment reduced certain payment obligations, as described in further detail in Note 8. The Company also issued 100,000 shares of common stock, valued at $124,000, pursuant to the amended severance agreement.

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

    During 1996, the Company issued 558,593 shares of common stock and was committed to issue 60,471 shares of common stock, valued at $1,165,000, and a promissory note as satisfaction of $1,406,000 of redeemable common stock included on the accompanying 1995 consolidated balance sheet. During 1997, the committed number of shares was reduced from 60,471 to 30,312.

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

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 3--STATEMENTS OF CASH FLOWS (CONTINUED)
Such amounts are reflected as a reduction from shareholders' equity with a corresponding increase in accrued liabilities.

    In connection with the Jackpot settlement, the Company issued 175,000 shares of its common stock in satisfaction of non-current accrued liabilities totaling $414,000 ($525,000 accrued at December 31, 1994).

    Certain finance fees totaling $997,500 which were accrued as deferred finance costs at December 31, 1995, were canceled due to the amendment by the Company and Bennett (as defined below). In addition, in 1995, the Company issued 60,850 shares in satisfaction of a note payable of approximately $43,000.

NOTE 4--PROPERTY AND EQUIPMENT

    At December 31, property and equipment consists of the following:

                                                                     1997           1996
                                                                 -------------  -------------
Land...........................................................  $     371,000  $     371,000
Buildings......................................................     19,014,000     17,081,000
Equipment......................................................      6,388,000      2,451,000
Furniture and fixtures.........................................      3,131,000      2,423,000
Construction in progress.......................................        258,000        326,000
                                                                 -------------  -------------
                                                                    29,162,000     22,652,000
Less accumulated depreciation..................................     (6,363,000)    (4,199,000)
                                                                 -------------  -------------
                                                                 $  22,799,000  $  18,453,000
                                                                 -------------  -------------
                                                                 -------------  -------------

    Depreciation expense charged to operations related to property and equipment during the years ended December 31, 1997, 1996 and 1995 was $2,164,000, $1,415,000 and $1,252,000, respectively.

NOTE 5--SHORT-TERM DEBT

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

NOTE 6--LONG-TERM DEBT

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

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 6--LONG-TERM DEBT (CONTINUED)
The loan balance was paid in full in 1996 and all liens evidencing Bennett's collateral interest in property owned by Mountaineer were released.

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

    Bennett had transferred the voting rights with respect to its shares to the Board of Directors of the Company to the extent such voting rights would exceed 5% of all voting rights held in connection with the Company's issued and outstanding shares. Bennett has agreed not to acquire additional common stock of the Company so that Bennett would not be permitted to vote more than 5% of the Company's common stock. Through December 31, 1997 the Company has the right to match any bona fide offer of a non-affiliate to purchase Bennett's shares, in the event that Bennett were to contemplate a sale of stock.

$5 MILLION TERM NOTE

    On July 2, 1996, Mountaineer entered into a financing arrangement with a private lending firm for a $5 million working capital loan and a $11.1 million loan commitment to refinance the Company's construction loan with Bennett. The note evidencing the loan called for 36 monthly payments of interest only at the rate of 12% per annum. The Company also agreed to issue the lender 183,206 shares of its common stock, warrants to purchase an additional 1,142,860 shares at $1.06 per share and pay a $400,000 loan fee. All warrants were immediately vested and are exercisable for a term of five years. The stock and warrants were registered during 1996.

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

    The aforementioned warrants are entitled to protection from dilution in certain circumstances.

    In order to assure compliance with provisions of the West Virginia Racetrack Video Lottery Act concerning control over a licensee of the State Lottery, the lender has agreed that it may not own, through the exercise of warrants or otherwise, more than 5% of the Company's outstanding common stock unless

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 6--LONG-TERM DEBT (CONTINUED)
and until the West Virginia Lottery Commission either (i) approves the lender or
(ii) provides an advisory opinion approving an arrangement whereby the lender may own but may not have voting rights to any shares in excess of the 5% threshold. If the lender becomes disqualified after such Lottery Commission approval, any share held in excess of the 5% threshold, if registered, shall be sold by the lender in the market; otherwise such shares may be put to the Company at the then market price, said price payable in cash or in the form of a note with interest only payable monthly at 24% per annum for a period of one year at which time all principal and unpaid interest become due.

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

$16.1 MILLION AMENDED AND RESTATED TERM NOTE

    On December 26, 1996, Mountaineer amended and restated its July 2, 1996 term loan agreement, increasing the amount of principal borrowed from $5.0 million to $16.1 million. MTR is guarantor pursuant to the Amended and Restated Term Loan Agreement. Mountaineer also entered into a revolving line of credit agreement with the same lender on December 26, 1996, as more fully described in Note 7.

    The restated loan agreement bore interest at the rate of 12% per annum, and called for payments of interest only until the maturity date of December 26, 1999, at which time all principal and unpaid interest was due. In connection with this transaction, the Company agreed to issue 550,000 shares of its common stock and warrants to purchase an additional 1,632,140 shares of the Company's common stock at an exercise price of $1.06 per share (which were fully vested at the date of issuance and expire in 2001). Both the shares and the warrants were issued in thirteen equal monthly installments. The shares and warrants were assigned an aggregate value of approximately $777,000, which was recorded as deferred financing costs in the accompanying 1996 consolidated balance sheet. The warrants are entitled to protection from dilution in certain circumstances. The stock and warrants are subject to demand registration rights. The Company amortized the deferred financing costs through June 30, 1997 because of the July 2, 1997 refinancing as discussed below.

SECOND AMENDED TERM LOAN AGREEMENT

    On July 2, 1997, Mountaineer and its lender again amended and restated the $16.1 million loan agreement. The July 2, 1997 Second Amended Term Loan Agreement bore the following revisions from the prior loan agreements:

     i) The maturity date of the loan was extended to July 2, 2001.

     ii) The principal amount borrowed was increased to $21,476,500 (by drawing down the line of credit--see Note 7).

    iii) Annual cash fees in the amount of 8% of the outstanding principal balance due on each anniversary of the term loan were eliminated.

    iv) Annual warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $1.06, due to be issued on November 15, 1997, 1998 and 1999 were eliminated.

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 6--LONG-TERM DEBT (CONTINUED)
     v) Annual warrants to purchase additional shares in a number to be calculated under a formula defined in the Amended Term Loan Agreement, due to be issued on November 15, 1997, 1998 and 1999, were eliminated.

    vi) Annual shares of the Company's common stock equal to 5% of the outstanding principal balance on November 15, 1997, 1998 and 1999 were eliminated.

    As consideration for the Second Amended Term Loan Agreement, Mountaineer has agreed to pay the lender (i) a one time commitment fee of $1.8 million, which may be paid over the first year of the term; (ii) interest at the rate of 13% (compared to 12% on the $16.1 million term loan and 15% on the $5.4 million line of credit under the Amended Term Loan Agreement); and (iii) a call premium equal to 5% in the event of prepayment during the first year of the term, declining to 3% during the second year, 2% in the third year, and 1% in the final year. The Company continues to guarantee the loan, and the lender's security position has been improved from second to first trust holder. During the year ended December 31, 1997, the Company paid $959,000 of the commitment fee and has $859,000 as an accrued liability in the accompanying 1997 consolidated balance sheet.

    In July 1997, Mountaineer paid Bridge Capital, LLC, $100,000 for services rendered in connection with arranging this transaction.

    The restated term loan agreement bears certain restrictive financial covenants affecting future transactions to be entered into by the Company. These covenants include, but are not limited to, restrictions on the ability of the Company to incur additional debt, lend money, acquire other businesses, make capital expenditures, or increase management's compensation. Anti-dilution provisions are included in the agreement limiting the number of securities which can be issued without the lender's prior approval. The Company was in compliance with, or had obtained a waiver for non-compliance with, all such restrictive financial covenants at December 31, 1997.

TRADE NOTE PAYABLE

    In September 1995, Mountaineer entered into an agreement with its Totalisator system supplier to convert $461,167 of outstanding trade payables into a term note. Under the terms of the agreement, Mountaineer was required to make 21 monthly interest and principal payments of $17,800 and eight (8) additional payments of approximately $17,800 on various dates through May 31, 1997. The loan, which was unsecured, bore interest at the rate of 12% per annum. As of December 31, 1996, the outstanding principal balance was $138,000. The loan was paid off during 1997.

OTHER NOTES PAYABLE

    On December 4, 1992, the Company issued a 10% note in the principal amount of $93,750 payable to an unrelated party in connection with the acquisition of Mountaineer. In 1995, the Company converted the remaining balance of the note into 60,850 shares of its common stock.

    In May 1996, the Company reached a settlement agreement with the holder of 52,250 shares of redeemable common stock, valued at $313,000 (see Note 2). Pursuant to the settlement agreement, the Company agreed to pay $25,000 upon execution of the settlement agreement and delivered an unsecured, non-interest bearing promissory note calling for a total of three payments of $5,000 due on August 1, 1996,

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 6--LONG-TERM DEBT (CONTINUED)
November 1, 1996 and February 1, 1997; a payment of $50,087 on May 1, 1997; and a total of four annual payments of $40,087 due on May 1, 1998 through 2001. The obligation to pay the amounts described above was discounted at 8%. As of December 31, 1997, the remaining principal balance on this note was $122,000.

ANNUAL COMMITMENTS

    Future annual principal payments under all long-term indebtedness as of December 31, 1997 are as follows:

YEARS ENDING DECEMBER 31,
-------------------------------------------------------------------------------
1998...........................................................................  $      40,000
1999...........................................................................         28,000
2000...........................................................................         27,000
2001...........................................................................     21,504,000
                                                                                 -------------
                                                                                 $  21,599,000
                                                                                 -------------
                                                                                 -------------

NOTE 7--LINE OF CREDIT

    As part of the Amended and Restated Term Loan Agreement, the Company's lender provided a line of credit which was originally due to expire on December 26, 1999. Under the terms of the agreement, the Company could borrow up to a maximum of $5,376,000. The Company was required to pay interest monthly at 15% per annum on amounts borrowed with all unpaid principal and interest due at maturity. The borrowings were secured by substantially all of the Company's assets as defined under the agreement. The Company was required to comply with certain financial covenants which were more thoroughly described under the agreement. The line was converted and combined with the Second Amended Term Loan Agreement on July 2, 1997 (see Note 6).

    Annual facility fees of $376,000 were due on January 1, 1998 and 1999 pursuant to the agreement. The first annual facility fee of $376,000 became due at the December 26, 1996 loan closing. Pursuant to the loan agreement, $57,900 of these fees were withheld from the proceeds of the December 26, 1996 term loan; the remaining $318,450 will be paid in eleven equal monthly installments of $28,950 commencing February 1, 1997. As of December 31, 1996, the Company had recorded $318,450 as deferred financing costs and $318,450 as an accrued liability in the accompanying 1996 consolidated balance sheet. The Company amortized such costs through June 30, 1997 because of the July 2, 1997 refinancing as discussed in Note 6.

NOTE 8--NON-RECURRING INCOME

    In 1996, the Company negotiated significant reductions in four previously accrued obligations, and as a result recorded $705,000 in non-recurring income The non-recurring income resulted from the following: (i) In 1995, the Company recorded a provision for loss in the amount of $308,000 in connection with a legal judgment which had been assessed against Mountaineer. In June 1996, the related lawsuit was settled by payment of $100,000; (ii) In September 1996, the Company reached agreement in a dispute over trade accounts payable. A $411,000 claim for professional fees, which was accrued as of December 31, 1995, was

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 8--NON-RECURRING INCOME (CONTINUED) satisfied in full upon payment of a $150,000 cash settlement in September 1996;
(iii) In July 1994, the Company entered into an agreement in settlement of claims arising from a 1993 financial advisory agreement. In connection therewith, the Company accrued a $150,000 liability and issued warrants to purchase 145,000 shares of common stock with registration rights, exercisable at a price of $6.25 per share through January 15, 1997. In September 1996, the settlement agreement was amended as follows: (a) The obligation to remit the $150,000 payment was reduced to $90,000 in return for an immediate payment of $90,000, and (b) The exercise price of the previously issued warrants was reduced to $3.00 per share and the exercise period was extended to January 15, 1998; (iv) In April 1995, the Company entered into a severance agreement with its former chief executive officer. In connection therewith, the Company was obligated to pay approximately $440,000 over a period of two years. In addition, the Company repriced certain incentive options and was obligated to provide certain benefits during the term of the agreement. In 1995, management discontinued payments under the agreement due to their discovery of certain matters which they believe nullified the agreement. As of December 31, 1995, the Company had accrued an estimated remaining liability of $400,000 in connection with the severance.

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

NOTE 9--COMMITMENTS AND CONTINGENCIES

MOUNTAINEER BOND REQUIREMENTS

    Mountaineer is required to maintain bonds in the aggregate amount of $95,000, as of December 31, 1997, for the benefit of the Lottery Commission through June 30, 1998. The bonding requirement has been satisfied via the issuance of a $20,000 surety bond and three letters of credit aggregating $75,000, each of which is collateralized by certain bank deposits.

JACKPOT SETTLEMENT AGREEMENT

    In January 1993, the Company entered into a financing arrangement with Jackpot Enterprises, Inc. ("Jackpot"), the proceeds of which were to be used for redevelopment activities at Mountaineer. Pursuant to such arrangement, Jackpot initially provided the Company with a $600,000 letter of credit collateralized by Mountaineer's land and improvements to insure the performance of the Company's obligations with respect to racing and video lottery activities under its agreements with the State of West Virginia. For its letter of credit, the Company's issued Jackpot 30,000 shares of its common stock which were valued at $90,000.

    The Company and Jackpot were unable to consummate the overall financing arrangement. The agreement provided that if financing could not be finalized due to certain contingencies, the Company would be required to issue 250,000 shares of its common stock as liquidated damages. On March 2, 1995, management settled such claim effective June 25, 1994, agreeing to issue shares of its common stock with registration rights. The number of shares of common stock to be issued was based on $512,500 divided by the closing market price per share on the effective date of registration. In the event the Company did not

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 9--COMMITMENTS AND CONTINGENCIES (CONTINUED)

register the shares by May 2, 1995, the Company was, and continued to be, required to issue 12,500 shares on such date and 12,500 shares each 60 days that such registration was not effective up to a maximum of 250,000 shares. The Company recorded a provision for loss of $525,000 in connection with the settlement which was included in the consolidated statement of operations for the year ended December 31, 1994.

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

    Under the amended lease terms, the Company must pay the greater of $1,000 per live race performance or 0.55% of the live racing handle. In addition, the Company must pay the greater of $300 per live race day ($550 if no live race performance) per simulcast race day or 0.55% of the simulcast racing handle. For the years ended December 31, 1997, 1996 and 1995, the rent expense under the lease was approximately $437,000, $396,000 and $529,000, respectively, which is included in "cost of parimutuel commissions" in the accompanying consolidated statements of operations.

VIDEO LOTTERY TERMINALS OPERATING LEASE

    In September 1994, Mountaineer entered into a master operating lease agreement for 400 new video lottery terminals which was scheduled to expire September 1997. The monthly lease payments on these 400 video lottery terminals were $72,000, plus taxes, insurance and maintenance costs (see discussions of amendment to the master lease below).

    On April 7, 1995, Mountaineer amended its payment schedule to the master lease to provide for 400 additional video lottery terminals which were installed in June 1995. In connection with this lease addition, Mountaineer was obligated to pay 36 monthly installments of $82,000 beginning in January 1996 through December 1998 for these 400 additional video lottery terminals. Mountaineer has normalized the rent expense over the 42 month lease term (see discussion of amendment to the master lease below).

    On March 26, 1996, periodic rental payments under the master lease agreement were amended to reflect a new consolidated payment schedule. Under the new agreement, the Company will make monthly payments of approximately $119,000 in March and April 1996, $183,000 from May through October 1996 and $119,000 from November 1996 through January 1999. In addition to the amounts reflected above, the Company made interest payments from March through October 1996 at a rate of 15% on certain past due rental payments under the previous agreement for a total interest obligation of approximately $26,000.

    On February 27, 1997 the Company agreed to purchase 400 video lottery terminals in connection with its ongoing expansion of video lottery operations for a total of $3,137,000. The new terminals were placed

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 9--COMMITMENTS AND CONTINGENCIES (CONTINUED) into operation on March 11, 1997, at which time 200 original terminals placed into service in September 1994 were returned to the lessor without penalty.

    Effective at the date of return, the payment schedule of the September 1994 operating lease agreement, as amended March 26, 1996, was further amended. Under the amended schedule, monthly payments decreased from $119,471 to $100,185, through the termination of the lease in January, 1999. All other lease terms remained unchanged. There are no early termination penalties in connection with this amendment.

    For the years ended December 31, 1997, 1996 and 1995, video lottery rental expense was approximately $1,119,000, $1,394,000 and $1,294,000, respectively, which is included in "costs of video lottery" in the accompanying consolidated statements of operations. As of December 31, 1997 and 1996, the Company has recorded deferred rent obligations of approximately $149,000 and $286,000 in the accompanying consolidated balance sheets, which are included in accrued liabilities.

PHOTOFINISH SYSTEM OPERATING LEASE

    Mountaineer leases its timing and photofinish equipment under an operating lease at a cost of $235 per live race day. The lease agreement expires in May 1998. The Company made lease payments totaling $47,000 in 1997, $52,000 in 1996 and $50,000 in 1995.

RACING VIDEOTAPE SYSTEM OPERATING LEASE

    The Company leases its videotape and closed circuit television equipment at a minimum cost of $400 per live race day ($500 prior to April 15, 1996) and $125 per simulcast race day under an operating lease expiring in October 2002. In addition, the lease calls for incremental daily payments if more than one simulcast program is offered on any particular day, under the following tiered schedule: $65 for a second simulcast program, a total of $35 for a third and/or fourth program, and $65 for a fifth program. Rental payments made pursuant to this lease for the years ended December 31, 1997, 1996 and 1995 were approximately $269,000, $230,000 and $207,000, respectively.

FUTURE MINIMUM LEASE PAYMENTS

    Future annual minimum payments under all material operating leases as of December 31, 1997 are as follows:

YEARS ENDING DECEMBER 31,
--------------------------------------------------------------------
1998................................................................  $1,808,000
1999................................................................     630,000
2000................................................................     207,000
2001................................................................     181,000
2002................................................................     110,000
                                                                      ----------
    Total...........................................................  $2,936,000
                                                                      ----------
                                                                      ----------

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 9--COMMITMENTS AND CONTINGENCIES (CONTINUED)
LITIGATION

    The Company was served with a complaint claiming breach of contract and breach of the implied covenant of good faith and fair dealing in connection with a financing commitment allegedly obtained by the plaintiff for Mountaineer. The complaint seeks recovery of $350,000 in fees, as well as lost profits on shares of the Company's stock the plaintiff alleges it could have purchased upon the exercise of warrants it was to have earned, and loan servicing fees, which lost profits and servicing fees are alleged to exceed $75,000, pre- and post-judgment interest, and costs.

    The Company has filed a motion for summary judgment on the grounds that letters authored by plaintiff constitute an admission that plaintiff was unable to arrange closing of the subject financing by the express deadline contained in the parties' agreement and that no agreement to extend the closing date was reached. Thus, plaintiff did not satisfy the conditions precedent to its right to compensation of any kind. Management intends to defend its position vigorously.

    The Company has been served with a civil complaint by a former employee alleging wrongful termination, retaliatory discharge, fraud, outrage and defamation. The complaint also contains allegations of violations of state and Federal criminal laws. The plaintiff is seeking $1 million in compensatory damages, and a like amount in punitive damages. Except for the defamation claim, the claims are not covered by the Company's insurance. The Company denies all allegations and plans to defend its position vigorously.

    On February 26, 1998, Mountaineer was served with a complaint filed by a former employee claiming wrongful termination of employment and improper administration of a polygraph test. The complaint alleges that pursuant to statute concerning such tests, Mountaineer is criminally liable to the State of West Virginia and civilly liable to the plaintiff. The complaint seeks $250,000 in compensatory damages and a like amount in punitive damages. The Company denies all allegations and plans to defend its position vigorously.

    The Company is party to various other lawsuits which have arisen in the normal course of its business. Certain matters are covered by insurance, after the Company meets certain deductible requirements, generally $2,500 per occurrence.

    The liability, if any, arising from unfavorable outcomes of the aforementioned lawsuits is presently unknown.

    See "Management Agreement and Consulting Agreements" below.

ENVIRONMENTAL CONSIDERATIONS

    The Company has developed and is implementing a corrective action plan in connection with leakage from underground storage tanks at Mountaineer. The Company recorded a provision for anticipated expenditures of $143,000 in the accompanying 1995 statement of operations under "general and administrative" expenses, and has entered into a service contract for the installation of equipment and future remediation costs. The Company's remaining liability at December 31, 1997 is not significant.

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 9--COMMITMENTS AND CONTINGENCIES (CONTINUED)
COMMON STOCK REGISTRATION RIGHTS

    The Company is obligated to register on a best efforts basis approximately 1,167,000 shares of its common stock and 2,806,000 shares of its common stock underlying certain options and 1,782,000 warrants to purchase shares of its common stock, which if not registered, could have an adverse impact on the Company's future financial operations or cause substantial dilution to existing shareholders.

    Of the foregoing, 550,000 shares of the Company's common stock that are issued and outstanding, warrants to purchase 1,632,140 shares, and the shares underlying such warrants, all of which are held by the Company's lender or its designees, are subject to registration upon demand by the lender. If the Company fails to file a registration statement within ninety (90) days after a request by the lender, then the Company must pay the lender an amount equal to the greater of (i) 10% of the market value of the shares to be registered and $350,000 divided by the number of shares to be registered. Further, in the event a registration statement is not declared effective within seven and nine months after a request by the lender, then the Company must pay the lender an amount equal to 5% and 10% of the market value of the securities respectively. The lender may request registration only once per calendar year.

PENSION PLAN

    Mountaineer has a qualified defined contribution plan covering substantially all of its employees (the "Plan"). The Plan was ratified retroactively on March 18, 1994 by the legislature of the State of West Virginia. The Plan contributions are based on .25% of the race track and simulcast wagering handles, and approximately 0.5% of the net revenues of video lottery activities beginning March 18, 1994. Contributions to the Plan for the years 1997, 1996, and 1995 were $344,000, $250,000 and $179,000, respectively.

MANAGEMENT AGREEMENT AND CONSULTING AGREEMENTS

    In October 1994, the Company entered into a management agreement with American Gaming and Entertainment, Ltd. (formerly Gamma International, Ltd.) ("AGEL"), an affiliate of Bennett, to provide services for development activities, implementation of accounting and information systems, and certain personnel activities. In June, 1995, the management agreement was replaced with a consulting agreement with an affiliate of AGEL. In May 1996, the Company gave formal notice of termination of the consulting agreement. On August 18, 1997, AGEL served a complaint against Mountaineer alleging that Mountaineer owed AGEL and/or American Newco approximately $79,000 under a gaming management agreement. On September 23, 1997, Mountaineer answered the complaint, denied liability and raised affirmative defenses. Management has taken the position that the consulting agreement has been terminated and that AGEL's claims have been released. Management and consulting fees charged to cost of video lottery expense in connection with these agreements was $321,000 in 1995; no amounts have been accrued in connection with either of these agreements as of December 31, 1997.

    On October 1, 1997, the Company entered into a financial advisory agreement with an investment banking firm to perform various consulting services. Under the terms of the agreement, the Company issued warrants to purchase 150,000 shares of its common stock at an exercise price of $1.50 per share. The warrants will be exercisable for a period of four years. In addition, the investment banking firm may qualify to earn additional fees upon the successful completion of various financing projects.

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 9--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Also on October 1, 1997, Mountaineer entered into a three year contract with an employee benefits and governmental relations consultant. Under the terms of the agreement the consultant will receive annual options to purchase 10,000 shares of the Company's common stock on October 1, 1997, 1998 and 1999. The options will be exercisable for a period of five years from the dates vested at an exercise price for each tranche equal to the market price of the Company's common stock on the dates of vesting. The exercise price of the first tranche of 10,000 options is $1.44 per share, the market price of the Company's common stock on the date of grant.

    The Company recorded, during 1997, $130,000 in expense in connection with the aforementioned grants of warrants and options to nonemployees.

UNDEVELOPED LAND

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

EMPLOYMENT CONTRACTS

    OFFICERS

    On March 1, 1997, the Company entered into a new three year employment agreement with its president and chairman of the Company ("Officer"). The new employment agreement provides that the Officer will receive a base salary with annual cost of living adjustments and bonuses at the recommendation of the compensation committee and upon approval of the board of directors.

    The new agreement provides that if the Officer's period of employment is terminated by reason of death or physical or mental incapacity, the Company will continue to pay the Officer or his estate the compensation otherwise payable to the Officer for a period of two years. If the Officer's period of employment is terminated for a reason other than death or physical or mental incapacity or for cause, the Company will continue to pay the Officer the compensation that otherwise would have been due him for the remaining period of employment. If the Officer's period of employment is terminated for cause, the Company will have no further obligation to pay the Officer, other than compensation unpaid at the date of termination.

    In the event that the termination of the Officer's period of employment occurs after there has been a change of control of the Company, as defined, and
(i) the termination is not for cause or by reason of the death or physical or mental disability of the Officer or (ii) the Officer terminates his employment for good reason, as defined in the agreement, then the Officer will have the right to receive within thirty days of the termination, a sum that is three times his annual base salary, but not to exceed the amount deductible by the Company under the Internal Revenue Code of 1986.

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 9--COMMITMENTS AND CONTINGENCIES (CONTINUED)
OTHER EMPLOYMENT AGREEMENTS

    In the second quarter of 1997, the Company entered into new employment agreements with certain employees for periods ranging from one to three years. The agreements provide for certain salaries and stock option incentives in the ordinary course of business, and provide for certain mandatory severance payments in the event of early termination.

    Future annual minimum payments under the Company's employment agreements as of December 31, 1997 are as follows:

YEARS ENDING DECEMBER 31,
----------------------------------------------------------------------
1998..................................................................  $525,000
1999..................................................................   362,000
2000..................................................................    53,000
                                                                        --------
    Total.............................................................  $940,000
                                                                        --------
                                                                        --------

NOTE 10--RELATED PARTY TRANSACTIONS

NOTES PAYABLE AND RECEIVABLE FROM RELATED PARTIES

    The Company had a note receivable for $240,000 from a shareholder of the Company at December 31, 1995 and 1994, as well as additional non-interest bearing advances of $62,000 made in 1994. The $240,000 note receivable bore interest at 8% per annum and was due on demand. During 1995, the Company recorded a provision for loss in the amount of $240,000 which is included in "general and administrative" expenses in the accompanying 1995 consolidated statement of operations. The Company recorded a settlement during July 1997 regarding this receivable (see Note 2).

    In March 1994, the Company loaned $50,000 to a non-affiliated company for a term of seven days in exchange for a promissory note bearing interest at 8% per annum. During 1995, the Company recorded a provision for loss in the amount of $50,000 which is included in "general and administrative" expenses in the accompanying consolidated statement of operations. In April 1996, the Company and the recipient renegotiated, canceled the original note, and executed a substitute and replacement confessed judgment promissory note in the principal amount of $58,333 at 8% per annum, all due and payable August 4, 1996. No payment of the amounts due on the note have been received. The Company obtained a default judgment against the debtor in March 1997 in the amount of $65,000, including principal, accrued interest and legal costs. Post-judgment interest accrues at 10% per annum. It is unknown at this time if the debtor has sufficient assets with which to satisfy the judgment.

COMMON STOCK ISSUED FOR SERVICES RENDERED

    The Company incurred salaries to officers totaling $177,000 which remained unpaid as of December 31, 1995. On February 9, 1996, the Company agreed to issue a total of 466,676 shares of the Company's common stock in satisfaction of these unpaid salaries. The fair value of these shares approximated the value of the services rendered.

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 10--RELATED PARTY TRANSACTIONS (CONTINUED)
    On January 19, 1996, the Company issued 200,000 shares of the Company's common stock at a value of $101,000 to an employee and shareholder for services rendered. The fair value of such shares has been reflected as "general and administrative expenses" in the accompanying 1996 consolidated statement of operations.

    See Note 11 for additional related party transactions.

NOTE 11--SHAREHOLDERS' EQUITY

AUTHORIZED SHARES

    During 1996, the Company changed its authorized shares from 25,000,000 to 50,000,000.

LIMITATIONS ON DIVIDENDS

    Pursuant to state laws, the Company is currently restricted, and may be restricted for the foreseeable future, from making dividends to its shareholders as a result of its accumulated deficit as of December 31, 1997. Furthermore, under the Company's Term Loan Agreement and the warrants issued to its lender thereunder, the Company is prohibited from paying any dividends without the lender's consent. The Company currently intends to retain all earnings, if any, to finance its operations.

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

    With respect to 120,000 of the Settlement Shares, the holder elected to terminate the Company's $1.50 per share repurchase right. Accordingly, the Company was not required to issue a promissory note with respect to these Settlement Shares. However, based on the Average Market Price, the Company is

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 11--SHAREHOLDERS' EQUITY (CONTINUED) required to issue 30,312 additional shares, which are included in common stock subscribed in the accompanying 1997 and 1996 consolidated statements of shareholders' equity.

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

    With respect to the holder of 133,416 Settlement Shares, the Company issued a note in the amount of $200,000. The Company redeemed 16,677 shares (which were canceled and return to authorized but unissued status) upon the October 31, 1996 effectiveness of a registration statement that included the Settlement Shares. Such effectiveness stayed the Company's payment obligation for a period of 90 business days. Based on the Average Market Price, the Company was entitled to a credit against the note in an amount of $150,000. However, based on the Average Market Price, the Company is required to issue 30,159 additional shares, which are included in common stock subscribed in the accompanying 1996 consolidated statement of shareholders' equity. Pursuant to a December 2, 1997 Second Amended Settlement Agreement, the Company paid $27,000 and issued 12,070 shares of restricted common stock in exchange for cancellation of the promissory note, acknowledgment that the Company had satisfied all of its obligations to date, and release of any further obligations to the holder.

    Pursuant to a May 10, 1996 settlement agreement with the final holder of 52,250 of the Redeemable Shares, the Company agreed to pay the holder $25,000 upon the execution of the agreement and issue a $225,000 non-interest bearing promissory note in exchange for the cancellation of put rights in connection with the Redeemable Shares. The Company discounted the note at 8%. The outstanding balance under the note as of December 31, 1997 amounted to $122,000 and is included on the accompanying 1997 consolidated balance sheet in long-term debt. Under the terms of the note, the Company is currently obligated to pay four annual May payments of $40,000 from 1998 through 2001. The holder also agreed to the cancellation of options to purchase 50,000 shares of the Company's common stock for $.01 per share.

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

    In connection with the aforementioned settlements, the Redeemable Shares were reclassified to common stock during 1996. The Company reduced redeemable common stock obligations by $1,406,000, recorded long-term debt of $241,000, and increased additional paid-in capital by $1,165,000 during 1996 which is included in the accompanying 1996 consolidated statement of shareholders' equity.

COMMON STOCK AND EQUITIES ISSUED FOR SERVICES

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

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 11--SHAREHOLDERS' EQUITY (CONTINUED)

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

    On October 1, 1997, pursuant to an agreement, the Company issued warrants to purchase 150,000 shares of common stock for 1.50 per share to an investment banking firm. The options are exercisable for a term of four years.

    On October 1, 1997, pursuant to an agreement, the Company issued options to purchase 30,000 shares of common stock to a service provider. The exercise price for the first 10,000 options is $1.44 per share, with the exercise price for the remaining 20,000 options to be determined when the options vest on the first and second anniversaries of the agreement.

    The Company recorded $130,000 in expense in connection with the aforementioned non-employee issuances of options for the year ended December 31, 1997.

STOCK OPTION PLANS

    In May 1992, the Board of Directors approved the grant of non-qualified options to purchase 600,000 shares to certain officers and directors of the Company. Each option entitles the holder to purchase one share of common stock at an exercise price of $1.06 per share and is fully vested as of the date of grant. The exercise price approximated the fair value of the shares at the date of grant; such options were due to expire in May 1997 (see below).

    In October 1992, the Board of Directors adopted an incentive stock option plan meeting the requirements of Section 422 of the Internal Revenue Code. The plan reserves 1,200,000 shares for issuance which were granted effective October 1992. The options are exercisable at the then fair market value of $4.875 per share (unless such options are granted to a 10% shareholder, in which case the exercise price would be no less than 110% of the then fair market value), and are exercisable over a period of five (5) years, subject to certain restrictions. Options to acquire approximately 1,200,000 shares are exercisable as of December 31, 1996 and 1995, and no options have been exercised to date. In December 1994, the Board of Directors adopted an amendment to reprice the options to $2.00 per share; shareholder approval

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 11--SHAREHOLDERS' EQUITY (CONTINUED) was obtained on September 11, 1995. Such options expired unexercised in October 1997. The Board of Directors may grant new options under the Plan through October 2002.

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

    On May 27, 1997 and again on August 26, 1997, the Company's board of directors voted to amend the terms of options granted to certain officers and key employees of the Company on May 28, 1992 such that, with respect to grantees of such options who are currently employees of the Company or its subsidiaries (in the aggregate, options to purchase 410,867 shares of the Company's common stock at a price of $1.06 per share), the period during which such options may be exercised was extended, most recently for a period of 2 years. The options originally would have expired on May 28, 1997. This action was taken in continuation of the goal the Company has previously set forth in its employee stock option plans: to provide the participants with the maximum benefits and to provide an incentive to the management of the Company. The Company recorded $156,000 of compensation expense during the year ended December 31, 1997 as a result of the option amendments.

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

    In October 1996, the Board of Directors adopted, subject to shareholder approval, an incentive stock option plan meeting the requirements of section 422 of the Internal Revenue Code (see above for certain requirements under Section
422). The plan reserved 500,000 shares for issuance.

    On August 14, 1997, the board adopted the Amended 1996 Stock Option Plan. The Plan reserved for grant options to acquire up to 750,000 shares of common stock of the Company. On September 19, 1997, the board elected to grant in the aggregate all 750,000 options as non-qualified options to fourteen key employees and directors (for their services as directors) at an exercise price of $1.34 per share, the fair market value of the stock on the date of grant. The options are fully vested at the date of grant and are exercisable for a term of five years. On October 8, 1997, the Company's shareholders ratified the amended plan.

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 11--SHAREHOLDERS' EQUITY (CONTINUED)
    On October 2, 1996, the Board of Directors granted two outside directors, non-qualified stock options to purchase a total of 150,000 shares of the Company's common stock, at the fair market value of the shares on the date of grant of $1.06 per share. The options are immediately exercisable for a term of five years. The value of these options was calculated at $50,000 and was charged to the 1996 consolidated statement of operations and was reflected as an increase to additional paid-in capital in the accompanying 1996 statement of shareholders' equity.

    During each of the years in the three year period ended December 31, 1997, stock option and warrant activity is as follows:

                                                                    SHARES        PRICE RANGE
                                                                  AVAILABLE        PER SHARE
                                                               ----------------  -------------
Balance, January 1, 1995.....................................     3,759,750      $  0.01-$8.00

Granted......................................................       868,047      $  1.21-$2.00
Canceled.....................................................        (81,500)    $        8.00
Exercised....................................................       (286,667   ) $  0.01-$0.50
                                                               ----------------
Balance, December 31, 1995...................................      4,259,630
Granted......................................................      3,980,000     $  0.56-$1.06
Canceled.....................................................       (170,000   ) $  0.01-$3.00
Exercised....................................................       --
                                                               ----------------
Balance, December 31, 1996...................................      8,069,630     $  0.01-$8.00
Granted......................................................        930,000     $  1.34-$1.50
Canceled.....................................................     (1,907,383   ) $  0.56-$2.40
Exercised....................................................       (160,000   ) $  0.01-$1.06
                                                               ----------------
Balance, December 31, 1997...................................      6,932,247(1)  $  0.01-$8.00
                                                               ----------------
                                                               ----------------
Exercisable at December 31, 1997.............................      6,932,247
                                                               ----------------
                                                               ----------------

------------------------

(1) Includes options to purchase 70,000 shares of common stock at $0.01 per share.

PRO FORMA STOCK OPTION INFORMATION

    Pro forma information regarding net income (loss) is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS 123, rather than the method pursuant to APB 25 as discussed in Note 1. The fair value of these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the years ended December 31, 1997, 1996 and 1995: risk fee rates of between 5.45% and 7.2%; dividend yield of 0%; expected life of the options of between 4 and 5 years; and volatility factors of the expected market price of the Company's common stock of between 44% and 68%.

    The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options,

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 11--SHAREHOLDERS' EQUITY (CONTINUED) and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows.

                                                         1997          1996          1995
                                                     ------------  ------------  -------------
Net income (loss):
  As reported......................................  $  4,694,000  $  1,155,000  $  (5,313,000)
  Pro forma........................................  $  4,060,000  $  1,104,000  $  (5,503,000)

Net income (loss) per share, assuming dilution:
  As reported......................................  $       0.22  $       0.06  $       (0.33)
  Pro forma........................................  $       0.19  $       0.06  $       (0.34)

NOTE 12--DISCONTINUED OPERATIONS

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

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 12--DISCONTINUED OPERATIONS (CONTINUED)
    Depletion of the cost of producing oil and gas properties has been computed on the unit-of-production method. Due to the Company's decision to discontinue these operations, no depletion has been recorded since the assets have been adjusted to their net realizable value.

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

REMAINING OIL AND GAS INTERESTS

    The Company's remaining assets are located in Michigan, consisting of a 25% working interest in a 64% net revenue interest in proved reserves and 34 wells which have been inoperative since the Company's ownership. Fleur-David Corporation is currently in the process of reworking the wells, which upon commencement of production, is expected to enable the wells to generate production of approximately 3,315,000 barrels (BBLs) of oil, over a period of ten years, with approximately 65% of such reserves recoverable over a period of four years. Leases, for which the 34 wells are located, are held by force majure (by production), by virtue of the efforts of Fleur-David Corporation through an operating agreement it entered into with the Company.

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

    The Michigan well sites require certain remedial activities, which include abandonment costs. Management has estimated the cost of such remedial activities to range from $1,200,000 to $2,000,000 should its current plan of operation with Fleur-David not continue. Management expects to continue with its initial rework and eventual waterflood project with Fleur-David to minimize the Company's costs associated with remediation and abandonment of the wells. The Company's estimated cost of rework and waterflood, as a 25% joint venture interest holder, is $550,000, $296,000 of which has been paid through December 31, 1996, and the remaining $254,000 included as a liability in the net assets of discontinued operations in the accompanying 1996 consolidated balance sheet.

    Fleur-David also obtained a covenant not to sue for clean-up and abandonment costs from the State of Michigan, as required by the joint venture, by depositing $188,000 into an environmental escrow account

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 12--DISCONTINUED OPERATIONS (CONTINUED) required by the state. The Company retains a 25% joint venture interest in an average 64% net revenue interest in the project. An adjustment to the carrying value of these oil and gas proved reserves was not effected since the additional costs incurred, and to be incurred by Fleur-David, enhance the value of the interest retained by the Company by a corresponding amount.

    The Company is currently negotiating to sell its oil and gas interests to Fleur-David. However, there can be no assurance that such an agreement will be effected.

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

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 12--DISCONTINUED OPERATIONS (CONTINUED)

SALE OF OIL AND GAS LEASES AND WELLS

    In December 1994, the Company entered into an arrangement to sell certain proved and unproven gas reserves located in Southeast Ohio for notes valued at approximately $426,000 to a party related to an officer and shareholder of the Company. In connection therewith, the Company obtained two notes, a $300,000 note, bearing interest at 8% per annum, payable $10,000 per month beginning May 1995, and a $150,000 non-interest bearing note, payable based on 50% of excess revenues over $10,000 per month from production, secured by the assets sold. The Company recorded a loss on the sale of these assets of $567,000. As of December 31, 1997, the principal balance on the notes receivable approximated $264,000. The purchaser is delinquent on certain of the note payments as of December 31, 1997. The Company and the purchaser are negotiating arrangements to bring the account current, and the Company believes the matter will be resolved amicably.

NOTES PAYABLE

    During 1994 and 1995, various corporate affiliates of the Company's chief executive officer advanced an aggregate sum of approximately $100,000 to ExCal primarily to cover overhead expenses in connection with the maintenance of leases and other costs associated with the Company's existing oil and gas interests in Michigan and former interests in Ohio. In February 1996, such accrued amount, along with accrued interest thereon at the rate of 10% per annum, was converted into a demand promissory note in the principal amount of $100,218 payable to the chief executive officer at the rate of 10% per annum. No material overhead expenses were incurred in 1996 or 1997.

    The following summarizes the net assets of the discontinued operations as of December 31, 1997 and 1996. Operations for each of the years in the three-year period ended December 31, 1997 were immaterial.

                              BALANCE SHEET ITEMS

                                                               DECEMBER 31
                                                          ----------------------
                                                             1997        1996
                                                          ----------  ----------
Assets:
  Cash..................................................  $   --      $   --
  Receivable from sale of assets........................     264,000     288,000
  Other assets..........................................      24,000      --
  Oil and gas activities--
    Proved oil and gas properties.......................   2,582,000   2,582,000
                                                          ----------  ----------
                                                           2,870,000   2,870,000
Less liabilities--
  Accrued liabilities...................................    (254,000)   (254,000)
                                                          ----------  ----------
Net assets..............................................  $2,616,000  $2,616,000
                                                          ----------  ----------
                                                          ----------  ----------

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 12--DISCONTINUED OPERATIONS (CONTINUED)
                          RESERVE QUANTITY INFORMATION

                                                                    OIL (IN BBLS)
                                                                    -------------
Proved developed:
  Balances, January 1, 1995.......................................    3,314,800
    Activity......................................................      --
                                                                    -------------
  Balances, December 31, 1995.....................................    3,314,800
    Activity......................................................      --
                                                                    -------------
  Balances, December 31, 1996.....................................    3,314,800
    Activity......................................................      --
                                                                    -------------
  Balances, December 31, 1997.....................................    3,314,800
                                                                    -------------
                                                                    -------------

NOTE 13--INCOME TAXES

    The following summarizes the benefit for income taxes for the years ended December 31:

                                                  1997        1996       1995
                                               -----------  ---------  ---------
Current:
  Federal....................................  $   100,000  $   5,000  $  --
  State......................................      --           2,000     --
                                               -----------  ---------  ---------
                                                   100,000      7,000     --
                                               -----------  ---------  ---------
                                               -----------  ---------  ---------
Deferred:
  Federal....................................   (1,923,000)  (757,000)  (113,000)
  State......................................      --        (136,000)   (20,000)
                                               -----------  ---------  ---------
                                                (1,923,000)  (893,000)  (133,000)
                                               -----------  ---------  ---------
                                               -----------  ---------  ---------
Benefit for income taxes.....................  $(1,823,000) $(886,000) $(133,000)
                                               -----------  ---------  ---------
                                               -----------  ---------  ---------

    The difference between the federal income tax benefit using a 34% tax rate and the benefit recorded in the accompanying statements of operations for 1995 relates primarily to the increase in the valuation allowance. A reconciliation of the expected statutory Federal income tax provision from continuing operations to the benefit for income taxes for the year ended December 31, 1997 and 1996 are as follows:

                                                           1997         1996
                                                        -----------  -----------
Provision for income taxes at a federal statutory rate
  of 34%..............................................  $   976,000  $    91,000
Increase (reduction) in income taxes resulting from:
  Changes in the valuation allowance for deferred tax
    assets allocated to income tax benefit............   (2,064,000)  (1,099,000)
  State income taxes..................................      --             2,000
  Depreciation and amortization, not deductible for
    income tax purposes...............................      148,000      145,000
  Utilization of net operating loss carryforwards.....   (1,027,000)     --
  Other...............................................      144,000      (25,000)
                                                        -----------  -----------
  Benefit for income taxes............................  $(1,823,000) $  (886,000)
                                                        -----------  -----------
                                                        -----------  -----------

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 13--INCOME TAXES (CONTINUED)
    At December 31, 1997 and 1996, significant components of the Company's net deferred taxes are as follows:

                                                           1997         1996
                                                        -----------  -----------
Deferred tax assets:
  Net operating loss carryforwards....................  $ 6,985,000  $ 8,944,000
  Depreciation........................................       40,000       27,000
  Deferred rent.......................................       60,000      115,000
  Reserves and allowances.............................      168,000      237,000
                                                        -----------  -----------
                                                          7,253,000    9,323,000
Less valuation allowance..............................   (4,703,000)  (8,563,000)
                                                        -----------  -----------
    Total deferred tax assets.........................  $ 2,550,000  $   760,000
                                                        -----------  -----------
                                                        -----------  -----------
Deferred tax liability--
  Non-deductible tax basis............................  $(1,263,000) $(1,396,000)
                                                        -----------  -----------
                                                        -----------  -----------
    Total deferred tax liability......................  $(1,263,000) $(1,396,000)
                                                        -----------  -----------
                                                        -----------  -----------

    The Company's valuation allowance decreased during 1997 and 1996 by approximately $3,860,000 and $1,037,000, respectively.

    At December 31, 1997, the Company has federal net operating loss carry forwards of approximately $19,703,000 for federal income tax reporting purposes and approximately $4,666,000 for California reporting purposes, expiring through 2010. The Tax Reform Act of 1986 includes provisions which limit the Federal net operating loss carry forwards available for use in any given year if certain events, including a significant change in stock ownership, occur. Because of such limitations, the Company may only utilize net operating loss carry forwards of approximately $1,500,000 per year for such losses of approximately $3,200,000 incurred prior to December 1992.

NOTE 14--SEGMENT REPORTING

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

NOTE 15--VIDEO LOTTERY OPERATIONS

    The Company derives revenue from the operation of video lottery games in the form of net win on the gross terminal income, or the total cash deposited into a VLT less the value of credits cleared for winning redemption tickets. Pursuant to the Lottery Act, the Company's commission is fixed at 47% of the net win after deducting an administration fee of up to 4% of gross terminal revenues first paid to the State of West Virginia.

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 15--VIDEO LOTTERY OPERATIONS (CONTINUED)
    Mountaineer Park offers video lottery gaming through 1,000 video lottery terminals ("VLTs") located in the racetrack clubhouse, grandstand and Lodge. The Company purchased and installed 400 VLTs in March of 1997 and has operating leases for the remaining 600 VLTs. See Note 9.

    At December 31, 1997, one half of all video lottery terminals must be located in the racetrack grandstand and clubhouse, while the balance may be located at the Company's on-site lodge, as long as parimutuel wagering is operated therein (see Note 17--"Legislation"). The Company is subject to annual licensing requirements established by the Lottery Commission; its license has been renewed through June 1998.

    In March 1996, the West Virginia code was amended to permit game themes depicting symbols on reels, commonly referred to as "line games" or "video slot games".

    A summary of video lottery gross wagers, less winning patron payouts, for the years ended December 31 is as follows:

                                           1997           1996          1995
                                       -------------  ------------  ------------
Total Gross Wagers...................  $ 171,138,000  $104,819,000  $ 55,988,000
Less Winning Patron Payouts..........   (121,951,000)  (74,119,000)  (39,509,000)
                                       -------------  ------------  ------------
Video Lottery Revenues...............  $  49,187,000  $ 30,700,000  $ 16,479,000
                                       -------------  ------------  ------------
                                       -------------  ------------  ------------

    The Company pays an administrative fee to the Lottery Commission not to exceed 4% of video lottery terminal net revenues. After assessment of the administrative fee, the Company is obligated to contribute legislatively designated amounts to various funds including two funds which directly or indirectly benefit the Company. These amounts are included in cost of video lottery terminals in the consolidated statements of operations.

    Amounts contributed to these funds for the years ended December 31 were as follows:

                                              1997         1996         1995
                                           -----------  -----------  ----------
HBPA purses..............................  $ 7,480,000  $ 4,645,000  $2,470,000
Company pension plan.....................      241,000      150,000      80,000
West Virginia general fund...............   14,476,000    8,989,000   4,780,000
West Virginia Breeders' Classic fund.....      483,000      300,000     159,000
Hancock County general fund..............      965,000      599,000     319,000
West Virginia tourism promotion fund.....    1,448,000      899,000     478,000
Veterans Memorial fund...................      482,000      300,000     159,000
                                           -----------  -----------  ----------
                                           $25,575,000  $15,882,000  $8,445,000
                                           -----------  -----------  ----------
                                           -----------  -----------  ----------

NOTE 16--RACING OPERATIONS

    The Company conducts thoroughbred horse racing at Mountaineer Race Track and Gaming Resort. Under West Virginia Horse Racing Law, the Company's commission revenue is a designated portion of the parimutuel wagering handle (amounts wagered).

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 16--RACING OPERATIONS (CONTINUED)
    In 1997, the West Virginia legislature passed a bill which Management believes will help the Company's live racing operations. The bill includes the following important features:

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

             From July 1, 1997 through December 31, 1997, $482,000 of such assessments had been funded.

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

    - Beginning in 1998, the two thoroughbred tracks in West Virginia will be required to schedule 210 days of live racing annually, down from the current 220 day minimum. Additionally, the bill specifies procedures which will allow further reductions in the required number of live race days if certain conditions exist, subject to approval by the State Racing Commission. On August 15, 1997, the Horsemen's Benevolent Protection Association ("HBPA") executed an agreement with Mountaineer accepting the 210 day minimum.

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

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 16--RACING OPERATIONS (CONTINUED)
    Mountaineer's labor agreement with approximately 50 mutuel and 14 video lottery employees has been extended until November 30, 2002.

    The Company's revenue from racing operations is derived mainly from commissions earned on parimutuel wagering on live races held at Mountaineer Park and on races conducted at other "host" racetracks and broadcast live (i.e. import simulcast) at Mountaineer Park. In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The dollars wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a "take-out" or gross commission, from which the racetrack pays state and county taxes and racing purses. The Company's parimutuel commission rates are fixed as a percentage of the total handle or amounts wagered. With respect to Mountaineer Park's live racing operations, such percentage is fixed by West Virginia law at three levels, 17.25%, 19% and 25%, depending on the complexity of the wager. The lower rate applies to wagering pools involving only win, place and show wagers while the higher rates apply to pools involving wagers on specified multiple events, such as trifecta, quinella and perfecta wagers. With respect to simulcast racing operations, the Company generally has opted to apply the commission rates imposed by the jurisdictions of the host racetracks, as it may do with the consent of the Racing Commission. Such rates vary with each jurisdiction and may be more or less favorable than the live racing commission rates. Out of its gross commissions, the Company is required to distribute fixed percentages to its fund for the payment of regular purses (the "regular purse fund"), the state of West Virginia and Hancock County and, with respect to commissions derived from simulcast operations, Mountaineer's employee pension plan. After deducting state and county taxes and, with respect to simulcast commission, simulcast fees and expenses and employee pension plan contributions, approximately one-half of the remainder of the commissions are payable to the regular purse fund.

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

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 16--RACING OPERATIONS (CONTINUED)

    A summary of the parimutuel handle and deductions, including satellite off-track wagering, for the years ended December 31 are as follows:

                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Total parimutuel handle.............................................  $  40,975,000  $  40,099,000  $  39,819,000
Less patron's winning tickets and breakage..........................    (32,464,000)   (31,766,000)   (31,637,000)
                                                                      -------------  -------------  -------------
                                                                          8,511,000      8,333,000      8,182,000
Less:
  Parimutuel tax paid to:
    West Virginia and Hancock County................................       (493,000)      (487,000)      (472,000)
    Purses and Horsemen's Association...............................     (3,581,000)    (3,547,000)    (3,447,000)
                                                                      -------------  -------------  -------------
                                                                      $   4,437,000  $   4,299,000  $   4,263,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

NOTE 17--SUBSEQUENT EVENTS

PURCHASE OF 350 ACRE PROPERTY

    On February 12, 1998, Mountaineer acquired a 350 acre property located in Chester, Hancock County, West Virginia for a purchase price of $240,000, exclusive of brokerage fees and closing costs of approximately $30,000 (the "New Property"). The New Property is unimproved and is contiguous with the existing 606 acre property previously acquired by the Company in Chester, West Virginia on which the Company's Mountaineer Racetrack & Gaming Resort is situated (the "Existing Property"). The New Property is separate from the 349 acre property (with respect to which the Company currently holds a purchase option--see note
9) which is also contiguous to the Existing Property. The company currently has no plans for the development of the New Property.

EMPLOYMENT AGREEMENT

    On February 16, 1998, the Company entered into an amended employment agreement ("Amended Agreement") with an officer and director of the Company. Pursuant to the Amended Agreement (i) the officer/director resigned as officer/director; (ii) the Company agreed to pay to the former officer/director approximately $100,000 in severance; and, (iii) the Company agreed to employ the former officer/director for a period of twenty months at a salary of $1,000 per month for services to be rendered during that period. The Company has accrued the severance pay in its entirety as of December 31, 1997.

DIRECTOR AGREEMENTS

    On February 18, 1998, the Company entered into separate agreements with two new directors to provide certain compensation for their services on the Company's Board of Directors. Specifically, each agreement provided for: (i) the grant of options to purchase 25,000 shares of common stock of the Company for each year of service; (ii) the registration by the Company, at its sole cost, of the shares underlying such options by including such shares in any registration statement the Company determines to file with the Securities and Exchange Commission with respect to employee compensation; (iii) the adjustment of the terms of such options in certain events as set forth in the agreement; and (iv) a fee of

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 17--SUBSEQUENT EVENTS (CONTINUED)
$2,500 for each regular meeting of the Board, audit committee or shareholders meetings attended and reimbursement of expenses for travel, food and lodging incurred in attending such meetings.

LITIGATION

    See Note 9.

LEGISLATION

    On March 14, 1998, the West Virginia State Legislature passed a bill which, among toher things, amended the Racetrack Video Lottery Act of 1994 (regarding number and location of video lottery terminals). Upon its effective date, the amendment will permit the Company to change the ratio of Video Lottery Terminals located in the Company's lodge versus its racetrack building from 1:1 to 2:1. The amendment will become effective ninety (90) days after its passage unless vetoed by the Governor of West Virginia.

1998 STOCK INCENTIVE PLAN

    The Board of Directors, subject to the approval of the Company's shareholders, established the 1998 Stock Incentive Plan (the "1998 Plan"). The 1998 Plan will reserve for issuance upon exercise up to 800,000 shares of the Company's common stock.

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 18--CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

    The following represents the condensed unconsolidated balance sheets for MTR Gaming Group, Inc. as of December 31, 1997 and 1996, and the condensed unconsolidated statements of operations and cash flows for the three-year period ended December 31, 1997.

                    CONDENSED UNCONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                                                           1997          1996
                                                                                       ------------  ------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents..........................................................  $      4,000  $     29,000
  Restricted cash....................................................................       --            100,000
  Deferred income taxes..............................................................       857,000       --
                                                                                       ------------  ------------
    Total current assets.............................................................       861,000       129,000
                                                                                       ------------  ------------
Property and equipment, net..........................................................         5,000        10,000
                                                                                       ------------  ------------
Other assets:
  Advances to and investments in subsidiaries........................................    13,922,000     9,685,000
  Excess of cost of investments over net assets acquired, net of accumulated
    amortization of $334,000 and $267,000 in 1997 and 1996, respectively.............       666,000       733,000
                                                                                       ------------  ------------
    Total other assets...............................................................    14,588,000    10,418,000
                                                                                       ------------  ------------
                                                                                       $ 15,454,000  $ 10,557,000
                                                                                       ------------  ------------
                                                                                       ------------  ------------
                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................................  $     68,000  $     63,000
  Accrued liabilities................................................................       150,000        50,000
  Current portion of long-term debt..................................................        40,000        48,000
                                                                                       ------------  ------------
    Total current liabilities........................................................       258,000       161,000
Long-term debt, less current portion.................................................        83,000       130,000
                                                                                       ------------  ------------
    Total liabilities................................................................       341,000       291,000
Shareholders' equity:
  Common stock.......................................................................         2,000         2,000
  Paid-in capital....................................................................    35,326,000    35,173,000
  Accumulated deficit................................................................   (20,215,000)  (24,909,000)
                                                                                       ------------  ------------
    Total shareholders' equity.......................................................    15,113,000    10,266,000
                                                                                       ------------  ------------
                                                                                       $ 15,454,000  $ 10,557,000
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 18--CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (CONTINUED)
               CONDENSED UNCONSOLIDATED STATEMENTS OF OPERATIONS
     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

                                                                           1997           1996           1995
                                                                       -------------  -------------  -------------
Revenues:
  Management fee.....................................................  $     144,000  $     144,000  $     144,000
  Other..............................................................          6,000          2,000         18,000
                                                                       -------------  -------------  -------------
    Total revenue....................................................        150,000        146,000        162,000
                                                                       -------------  -------------  -------------
General and administrative...........................................      1,956,000      1,961,000      2,357,000
Operating loss.......................................................     (1,806,000)    (1,815,000)    (2,195,000)
                                                                       -------------  -------------  -------------
Other (income) and expense:
  Interest income....................................................       (508,000)      (444,000)      (285,000)
  Interest expense...................................................       --               52,000         16,000
  Non-recurring income...............................................       --             (321,000)      --
  Bad debt...........................................................       --             --              290,000
  Severance..........................................................       --             --              546,000
  Depreciation.......................................................         12,000         25,000         25,000
  Amortization.......................................................         67,000         67,000         67,000
  Other..............................................................       --             --                2,000
  Interest in (income) loss of consolidated subsidiaries.............     (5,214,000)    (2,349,000)     2,456,000
                                                                       -------------  -------------  -------------
    Total other (income) and expense.................................     (5,643,000)    (2,970,000)     3,118,000
                                                                       -------------  -------------  -------------
Income (Loss) before income taxes....................................      3,837,000      1,155,000     (5,313,000)
Benefit for income taxes.............................................        857,000       --             --
                                                                       -------------  -------------  -------------
Net income (loss)....................................................  $   4,694,000  $   1,155,000  $  (5,313,000)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

                             MTR GAMING GROUP, INC.

     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

NOTE 18--CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (CONTINUED)
               CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

                                                                             1997          1996          1995
                                                                         ------------  ------------  -------------
Cash flows from operating activities:
  Income (loss) from continuing operations.............................  $  4,694,000  $  1,155,000  $  (5,313,000)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) continuing operating activities:
    Depreciation and amortization......................................        79,000        92,000         93,000
    Non-recurring income (non-cash)....................................       --           (705,000)      --
    Provision for accounts receivable..................................       --            --             290,000
    Common stock and options issued for services rendered and
      amortization of interest.........................................       147,000       194,000        273,000
    Management fees....................................................      (144,000)     (144,000)      (144,000)
    Imputed interest...................................................      (508,000)     (444,000)      (285,000)
    Interest in (income) loss of consolidated subsidiaries.............    (5,214,000)   (2,349,000)     2,456,000
    Deferred income taxes..............................................      (857,000)      --            --
    Change in operating assets and liabilities, net of effects of acquired companies:
      Other current assets.............................................       --             10,000        132,000
      Accounts payable.................................................         5,000      (350,000)       446,000
      Accrued liabilities..............................................       100,000      (163,000)       389,000
                                                                         ------------  ------------  -------------
  Net cash provided by (used in) operating activities..................    (1,698,000)   (2,704,000)    (1,663,000)
                                                                         ------------  ------------  -------------
Cash flows from investing activities:
  Restricted cash......................................................       100,000       --            --
  Deposits and other assets............................................       --            --             (66,000)
  Capital expenditures.................................................        (7,000)      --            --
  Decrease (increase) in investment in and advances to affiliates and
    consolidated subsidiaries..........................................     1,635,000     2,847,000      1,666,000
                                                                         ------------  ------------  -------------
  Net cash provided by investing activities............................     1,728,000     2,847,000      1,600,000
                                                                         ------------  ------------  -------------
Cash flows from financing activities:
  Payments on long-term debt...........................................       (55,000)      --            --
  Payments in connection with redeemable common stock..................       --           (250,000)      --
  Proceeds from issuance of common stock through exercise of stock
    options............................................................       --             69,000         40,000
                                                                         ------------  ------------  -------------
  Net cash (used in) provided by financing activities..................       (55,000)     (181,000)        40,000
                                                                         ------------  ------------  -------------
Net decrease in cash and cash equivalents..............................       (25,000)      (38,000)       (23,000)
Cash and cash equivalents, beginning of year...........................        29,000        67,000         90,000
                                                                         ------------  ------------  -------------
Cash and cash equivalents, end of year.................................  $      4,000  $     29,000  $      67,000
                                                                         ------------  ------------  -------------
                                                                         ------------  ------------  -------------
Supplemental disclosures of cash flow information--
  Cash paid during the year for:
    Interest...........................................................  $    --       $    --       $    --
                                                                         ------------  ------------  -------------
                                                                         ------------  ------------  -------------
    Income taxes.......................................................  $     16,000  $     25,000  $       4,000
                                                                         ------------  ------------  -------------
                                                                         ------------  ------------  -------------