Form 10-Q
period 1998-03-31
MTR GAMING GROUP INC
filed 1998-05-15
CIK 834162

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended March 31, 1998.

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File No.: 0-20508

                             MTR GAMING GROUP, INC.
                             ----------------------
            (exact name of registrant as specified in its charter)

            DELAWARE                              84-1103135
            --------                              ----------
 (State or other jurisdiction                    (IRS Employer
        of incorporation)                    Identification Number)


       STATE ROUTE 2 SOUTH, P.O. Box 358, CHESTER, WEST VIRGINIA  26034
       ----------------------------------------------------------------
                   (Address of principal executive offices)

                                (304) 387-5712
                                --------------
               (Registrant's telephone number, including area code

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X        No
                            -------        -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                         Common Stock, $.00001 par value
                         -------------------------------
                                     Class

                                   20,021,049
                                   ----------
                           Outstanding at May 11, 1998

                            MTR GAMING GROUP, INC.
                             INDEX FOR FORM 10-Q

SECTION                                                                    PAGE

PART 1 -- FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Condensed and Consolidated Balance Sheets
               at March 31, 1998 and December 31, 1997                       1

          Condensed and Consolidated Statements of Operations
               for the Three Months Ended March 31, 1998 and 1997            3

          Condensed and Consolidated Statements of Cash Flow
               for the Three Months Ended March 31, 1998 and 1997            4

          Notes to Condensed and Consolidated Financial Statements           5

     Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                9

Part II -- Other Information

     Item 6    - Exhibits and Reports on Form 8-K                           23

Signature Page

                                    PART 1
                             FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS

                             MTR GAMING GROUP, INC.
                    CONDENSED AND CONSOLIDATED BALANCE SHEETS

                                                  March 31,          December 31,
                                                    1998                1997
                                                 ------------        ----------
ASSETS

Current assets:
     Cash and cash equivalents                   $  8,747,000       $ 7,715,000
     Restricted cash                                  185,000           188,000
     Accounts receivable, net of
       allowance for doubtful accounts
       of $125,000                                    451,000           431,000
     Deferred financing costs                       1,502,000         1,617,000
     Deferred income taxes                          2,550,000         2,550,000
     Other current assets                             379,000           516,000
                                                 ------------       -----------

          Total current assets                     13,814,000         13,017,000
                                                 ------------       -----------

Property:
     Land                                             641,000           371,000
     Buildings                                     19,014,000        19,014,000
     Equipment and automobiles                      6,518,000         6,388,000
     Furniture and fixtures                         3,145,000         3,131,000
     Construction in progress                         474,000           258,000
                                                 ------------       -----------
                                                   29,792,000        29,162,000

     Less accumulated depreciation                 (7,031,000)       (6,363,000)
                                                 ------------       -----------
                                                   22,761,000        22,799,000
                                                 ------------       -----------

Net assets of discontinued oil and
  gas activities                                    2,616,000         2,616,000
                                                 ------------       -----------

Other assets:
     Excess of cost of investments over net
      assets acquired, net of accumulated
      amortization of $1,337,000 and
      $1,274,000                                    2,437,000         2,500,000
     Deposits and other                               202,000           102,000
                                                 ------------       -----------
                                                    2,639,000         2,602,000
                                                 ------------       -----------

                                                 $ 41,830,000       $41,034,000
                                                 ------------       -----------
                                                 ------------       -----------

                             MTR GAMING GROUP, INC.
                    CONDENSED AND CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                                                  March 31,          December 31,
                                                    1998                1997
                                                 ------------        ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                            $    936,000        $  594,000
     Other accrued liabilities                      1,677,000         2,465,000
     Current portion of long-term debt                 29,000            40,000
     Current portion of deferred income taxes         133,000           133,000
                                                 ------------       -----------

          Total current liabilities                 2,775,000         3,232,000
                                                 ------------       -----------

Deferred income taxes, less current portion         1,097,000         1,130,000
                                                 ------------       -----------

Long-term debt, less current portion               21,570,000        21,559,000
                                                 ------------       -----------

Shareholders' equity:
     Common stock                                       2,000             2,000
     Paid-in capital                               35,326,000        35,326,000
     Accumulated deficit                          (18,940,000)      (20,215,000)
                                                 ------------       -----------

          Total shareholders' equity               16,388,000        15,113,000
                                                 ------------       -----------

                                                 $ 41,830,000       $ 41,034,000
                                                 ------------       -----------
                                                 ------------       -----------

                             MTR GAMING GROUP, INC.
            CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended
                                                    ---------------------------
                                                    March 31,        March 31,
                                                       1998             1997
                                                    -----------     -----------
Revenues:
     Video lottery terminals                        $13,968,000     $10,053,000
     Parimutuel commissions                           1,162,000       1,049,000
     Food, beverage and lodging                       1,338,000         943,000
     Other                                              222,000         197,000
                                                    -----------     -----------
          Total revenues                             16,690,000      12,242,000
                                                    -----------     -----------

Costs of revenues:
     Cost of video lottery terminals                  8,812,000       6,398,000
     Cost of parimutuel commissions                   1,437,000       1,282,000
     Cost of food, beverage and lodging               1,251,000         837,000
     Cost of other revenues                             180,000         283,000
                                                    -----------     -----------
          Total cost of revenues                     11,680,000       8,800,000
                                                    -----------     -----------
Gross profit                                          5,010,000       3,442,000
                                                    -----------     -----------

Selling, general and administrative expenses:
     Marketing and promotions                           683,000         578,000
     General and administrative                       1,635,000       1,079,000
     Depreciation and amortization                      731,000         451,000
                                                    -----------     -----------
          Total selling, general and
           administrative expenses                    3,049,000       2,108,000
                                                    -----------     -----------

Operating income                                      1,961,000       1,334,000
                                                    -----------     -----------

Interest income                                          85,000          28,000
Interest expense                                       (813,000)     (1,094,000)
                                                    -----------     -----------
                                                       (728,000)     (1,066,000)
                                                    -----------     -----------

Income before benefit for income taxes                1,233,000         268,000

Benefit for income taxes                                 42,000          33,000
                                                    -----------     -----------

Net income                                          $ 1,275,000     $   301,000
                                                    -----------     -----------
                                                    -----------     -----------

Net income per share                                $      0.06     $      0.02
                                                    -----------     -----------
                                                    -----------     -----------

Net income per share assuming dilution              $      0.05     $      0.01
                                                    -----------     -----------
                                                    -----------     -----------

Weighted average number of shares outstanding:
     Basic                                           19,941,000      19,291,000
                                                    -----------     -----------
                                                    -----------     -----------
     Diluted                                         23,690,000      21,068,000
                                                    -----------     -----------
                                                    -----------     -----------

                            MTR GAMING GROUP, INC.
            CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Three Months Ended
                                                              ---------------------------
                                                               March 31,        March 31,
                                                                 1998             1997
                                                              -----------     -----------
Cash flows from operating activities:
     Net income                                               $ 1,275,000     $   301,000
     Adjustments to reconcile net income to net cash
     provided by operating activities:
          Deferred financing costs amortization                   115,000         533,000
          Depreciation and amortization                           731,000         451,000
          Deferred income taxes                                   (33,000)        (33,000)
          Changes in operating assets and liabilities:
               Other current assets                               117,000        (150,000)
               Accounts payable and accrued liabilities          (446,000)       (677,000)
                                                              -----------     -----------

     Net cash provided by operating activities                  1,759,000         425,000
                                                              -----------     -----------

Cash flows from investing activities:
     Restricted cash                                                3,000               -
     Settlement of prior acquisition costs                              -        (105,000)
     Deposits and other                                          (100,000)         22,000
     Capital expenditures                                        (630,000)     (1,631,000)
                                                              -----------     -----------

     Net cash used in investing activities                       (727,000)     (1,714,000)
                                                              -----------     -----------

Cash flows used in financing activities:
     Principal payments                                                 -         (69,000)
                                                              -----------     -----------

Net change in cash                                              1,032,000      (1,358,000)

Cash, beginning of period                                       7,715,000       4,226,000
                                                              -----------     -----------

Cash, end of period                                           $ 8,747,000     $ 2,868,000
                                                              -----------     -----------
                                                              -----------     -----------

                            MTR GAMING GROUP, INC.
           NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - EQUITY TRANSACTIONS

SETTLEMENT OF MOUNTAINEER PARK ACQUISITION PRICE GUARANTEE. In connection with the December 1992 acquisition of Mountaineer Park, Inc., the Company issued certain shares of the Company's common stock which bore registration rights and were guaranteed at $6.00 per share. In January 1997, the Company reached a settlement with the holders of 118,948 shares which bore the $6.00 per share price guarantee. In exchange for a cancellation of the price guarantee, the Company paid a cash settlement of $102,000 and issued 100,000 additional shares of the Company's common stock in January 1997.

During January 1998, the Company granted 800,000 options pursuant to its 1998 Stock Incentive Plan to employees. The options were granted at an exercise price of $2.15625, the estimated fair market value of the Company's common stock at the date of grant and vested immediately.

During January 1998, the Company granted 50,000 and 10,000 options outside of the Company's stock option plans to employees and to a non-employee, respectively. The options were granted at an exercise price of $2.15625, the estimated fair market value of the Company's common stock at the date of grant and vested immediately.

During March 1998, the Company granted 950,000 options pursuant to its 1992 Employee Stock Option Plan to employees. The options were granted at an exercise price of $2.41, the estimated fair market value of the Company's common stock at the date of grant and vested immediately.

                            MTR GAMING GROUP, INC.
           NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


NOTE 3 - INCOME TAXES

The benefit for income taxes recorded in the accompanying statements of operations for the three months ended March 31, 1998 and 1997 results from non-tax deductible depreciation expense attributable to the purchase method of accounting for the investment in Mountaineer Park, Inc. At March 31, 1997, the Registrant recorded a valuation allowance of approximately $4.2 million against its primary deferred tax assets (net operating loss carryforwards for federal and state income tax purposes). At March 31, 1997, the Registrant has approximately $18.3 million in federal net operating loss carryforwards and approximately $4.6 million in state net operating loss carryforwards; the use of such net operating loss carryforwards earned from 1992 through 1995 are subject to certain limitations as a result of common stock issuances. Due to limitations under the Alternative Minimum Tax rules of the Tax Reform Act of 1986, the Registrant expects to make quarterly federal income tax payments.

NOTE 4 - ACQUISITIONS

ACQUISITIONS - The Company, through its newly formed, wholly owned subsidiaries, Speakeasy Gaming of Las Vegas, Inc. and Speakeasy Gaming of Reno, Inc., consummated the purchase on May 5, 1998, of two hotel/gaming properties in
Nevada: the Cheyenne Hotel & Casino in North Las Vegas for $5.5 million and the Reno Ramada in Reno for $8 million, respectively. Both transactions were asset purchases for cash, and both properties are qualified for unrestricted casino gaming upon licensing of a casino operator pursuant to "grandfather" provisions of applicable state and municipal laws. The Company expects to apply for gaming approval and intends to lease the gaming area to a licensed casino operator.
The Company also plans to pursue franchise agreements for both properties with Ramada Franchise Systems, Inc.

THE CHEYENNE HOTEL & CASINO, NORTH LAS VEGAS, NEVADA - The Company purchased the Cheyenne Hotel & Casino from Banter, Inc. for $5.5 million. The Cheyenne is a 131-room hotel consisting of one two-story building and one three-story building located at 3227 Civic Center Drive in North Las Vegas at the intersection of Cheyenne Avenue and Interstate 15. I-15 is a major interstate freeway, which extends north into Utah and south into the Los Angeles Basin. The Property is approximately five miles from the Las Vegas Motor Speedway and three miles from Nellis Air Force Base. The hotel has a bar, restaurant, and a swimming pool as well as parking for approximately 172 cars. The prior owners had operated 25 slot machines at the hotel's bar and had commenced construction of an 18,000 square foot addition including a 10,000 square foot casino, which the Company intends to complete. The Company's plan for the casino calls for 350 slot machines, three blackjack tables, one roulette wheel, and one craps table.

                            MTR GAMING GROUP, INC.
           NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


NOTE 4 - ACQUISITIONS, CONTINUED

The Company plans to implement a motor racing theme for the casino in an effort to accommodate patrons of the nearby Las Vegas Motor Speedway. The Company estimates that the cost of the construction of the casino and renovation of some of the hotel rooms will be approximately $2 million. The Company expects to complete construction within the next 120 days and will rename the project the "Speedway Hotel & Casino".

THE RENO RAMADA HOTEL, RENO, NEVADA - The Company purchased the Reno Ramada Hotel from Reno Hotel, LLC, an affiliate of the Company's lender, for $8 million. The Reno property has a total of 262 hotel rooms, 236 of which are located in an eleven story tower and 26 of which are in a separate three-story structure. The property is located at 6th and Lake Streets in Reno and has parking for approximately 238 cars. The tower also has a restaurant, a deli and two bars. The Reno property has an 8,000 square foot casino area and a small convention facility. The property recently underwent renovations of approximately $4 million. The Company's development plans for the casino at the Reno property likewise will call for 350 slot machines, three blackjack tables, a roulette wheel, and a craps table. The Reno casino's theme will be similar to the Speakeasy concept in place at the Company's Mountaineer Racetrack & Gaming Resort in West Virginia. The Company also plans to spend approximately $500,000 on renovations of the hotel and expansion of the capacity of the convention facility and will rename the project the "Speakeasy Hotel & Casino".

FINANCING OF THE ACQUISITIONS - The Company financed the acquisitions through its cash on hand and additional borrowings from its existing lender, Madeleine LLC. Pursuant to a Third Amended and Restated Term Loan Agreement entered as of April 30, 1998 by Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc. and Speakeasy Gaming of Reno, Inc. jointly and severally as borrowers, the Company as guarantor, and Madeleine LLC as lender, the Company increased its borrowings (previously the principal sum of $21,476,500) by (i) $8 million, representing the full purchase price of the Reno Ramada Hotel; (ii) $3,765,000 toward the purchase of the Cheyenne Hotel & Casino; and (iii) $150,000 in lender's fees. The Company expended approximately $2 million of its cash reserves for the balance of the purchase price of the Cheyenne property and closing costs and expenses of the transactions. The loan amendment also provides a construction line of credit of up to $1.7 million for the Cheyenne property and increase Mountaineer's line of credit by $5 million (up to $1.5 million of which may be used for improvements at the Nevada properties). The loans, as well as draws against the lines of credit, continue to be for a term ending July 2, 2001 with monthly payments of interest only at the rate of 13% per year with all principal becoming due at the end of the term. The loans likewise remain secured by substantially all of the assets of Mountaineer and now Speakeasy Vegas and

                            MTR GAMING GROUP, INC.
           NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


NOTE 4 - ACQUISITIONS, CONTINUED

Speakeasy Reno and are unconditionally guaranteed by the Company. The call premium applicable to prepayment of the loans (5% until July 2, 1998, 3% between July 3, 1998 and July 2, 1999, 2% from July 3, 1999 until July 2, 2000, and 1% from July 3, 2000 until the end of the term), however, does not apply to the $11.8 million borrowed for the acquisitions or draws on the $1.7 million Cheyenne construction line of credit.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

     This document includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Liquidity and Sources of Capital" and "Recent Developments" regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, history of losses, leverage and debt service, gaming regulation, dependence on key personnel, competition, no dividends, continued losses from horse racing, road improvements, costs associated with maintenance and expansion of Mountaineer Park's infrastructure to meet the demands attending increased patronage, failure to liquidate discontinued operations, cyclical nature of business, limited public market and liquidity, lack of public market, shares eligible for future sale, impact of anti-takeover measures, the Company's common stock being subject to penny stock regulation, construction of improvements as well as its estimates of the time and expense involved in such construction at its recently acquired hotel properties; the entering of franchise agreements; licensing, operation, and configuration of gaming facilities at the Nevada properties; and the long-term prospects for the successful operation of acquired properties and other risks detailed in the Company's Securities and Exchange Commission filings.

RESULTS OF OPERATIONS - Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997.

     The Company earned revenues for the respective three month periods in 1998 and 1997 as shown below:

                                            Three Months Ended March 31
                                            ---------------------------
                                               1998               1997
                                               ----               ----
       Operating Revenues
          Video lottery operations        $ 13,968,000        $ 10,053,000
          Parimutuel commissions             1,162,000           1,049,000
          Lodging, food and beverage         1,338,000             943,000
          Other revenues                       222,000             197,000
                                          ------------         -----------
             Total Revenues                $16,690,000        $ 12,242,000
                                          ------------         -----------
                                          ------------         -----------

     Mountaineer Park has exhibited steady, pronounced revenue growth under its expansion plan begun in September 1994. The emergence of video lottery as Mountaineer Park's dominant profit center and the 1996 amendment of the West Virginia video lottery law (the "Lottery Law") to permit the addition of video game themes depicting symbols on reels commonly referred to as "line games" or "slot games" ("Slot Terminals") have allowed the Company to generate increased revenues. Primarily as a result of this significant increase in gaming revenues, the Company earned a $1,275,000 million profit from continuing operations in the first quarter of 1998. In March 1998, the Lottery law was further amended with respect to the permitted number and location of video lottery terminals pursuant to which Mountaineer Park is entitled, effective June 13, 1998, to change the ratio of Video
Lottery Terminals ("VLTs") located in its lodge facility versus the racetrack building from 1:1 to 2:1. See "Liquidity and Sources of Capital - Capital Improvements".

     Total revenues increased from $12.2 million in the first quarter of 1997 to $16,690,000 million in 1998, an increase of 36.8%. Approximately $3.9 million of the increase was produced by video lottery operations, while the parimutuel commissions and lodging, food, beverage and other operations at Mountaineer Park contributed approximately $500,000 of additional revenues. Management believes the increase resulted primarily from increased patronage resulting from the Company's expanded advertising activities, the increase in revenue generated by having 800 Slot Terminals for the entire quarter (compared to only 400 Slot Terminals in the first quarter of 1997 until March 1997 when Mountaineer Park purchased additional Slot Terminals), greater familiarity of customers with the Company's gaming machines and other enhanced facilities.

     VIDEO LOTTERY OPERATIONS. Mountaineer has operated VLTs in West Virginia since December 1992; operations were conducted under a provisional license until September 1994. The West Virginia Racetrack Video Lottery Act, signed in March 1994, allowed the uninterrupted continuation of video lottery games at Mountaineer and permitted the Company to increase its number of VLTs from 165 to 400 on September 4, 1994. In July 1995, the Company placed into operation an additional 400 VLTs, bringing the total number of VLTs in operation to 800. The 800 VLTs then in operation offered only card games and keno ("Card Terminals"). Upon the enactment of an amendment of the video lottery law permitting Slot Terminals, in July of 1996 Mountaineer converted 350 Card Terminals into Slot Terminals. In October of 1996, Mountaineer converted an additional 50 Card Terminals to Slot Terminals. In March of 1997, Mountaineer purchased and installed 400 new Slot Terminals and removed 200 previously leased Card Terminals, bringing the total number of VLTs to 1,000 as of March 13, 1997,
consisting of 800 Slot Terminals and 200 Card Terminals.    In March 1998, the
Lottery law was further amended with respect to the permitted number and location of video lottery terminals pursuant to which Mountaineer Park is entitled to change the ratio of VLTs located in its lodge facility versus the racetrack building from 1:1 to 2:1. See "Liquidity and Sources of Capital - Capital Improvements".

     The results of video lottery operations reflect a four-year trend of significantly increasing aggregate net win, coupled with an increase in average daily net win per terminal since the inception of Slot Terminals. The Company plans to pursue additional growth in its video lottery operations. The aggressive newspaper marketing campaign begun in July 1996 continued through March 31, 1998 and is still continuing coupled with an extensive direct mail campaign. In January of 1997, Mountaineer also began broadcasting a 30 minute "infomercial" advertisement on television affiliates within a two hour driving radius.

     The Company has completed a large scale redecoration of its video lottery facilities, including expansion of ancillary dining and bar areas at the lodge and racetrack. The Company has spent $18 million on this expansion and redecoration. For the three months ended March 31, 1998, average daily net win on the VLTs placed at the racetrack was $66 (including $0 for days when there was no live racing), compared to $244 on the Lodge-based terminals for a facility-wide average of $155 per VLT per day. Although management believes that revenues will increase at the racetrack, the Company's primary focus is to expand its lodge operations. See "Parimutuel Commissions" and "Liquidity and Sources of Capital - Capital Improvements."

     A summary of the video lottery gross winnings less patron payouts ("net win") for the three months ended March 31, 1998 and 1997 is as follows:

                                                           Three Months Ended March 31
                                                           ---------------------------
                                                           1998                    1997
                                                           ----                    ----
      Total gross wagers                               $  49,588,000          $   34,762,000
      Less patron payouts                                (35,620,000)            (24,709,000)
                                                       -------------           --------------
          Revenue -video lottery operations               13,968,000              10,053,000
                                                       -------------           --------------
          Average daily net win per terminal           $         155          $          132
                                                       -------------           --------------
                                                       -------------           --------------

     Revenues from video lottery operations increased by 39% from $10.1 million in the first quarter of 1997 to $14 million in 1998. Management believes the increase resulted primarily from increased patronage resulting from the Company's expanded advertising activities, the increase to 800 Slot Terminals in March 1997, greater familiarity of customers with the Company's gaming machines and other enhanced facilities. In March of 1997, Mountaineer purchased and installed 400 new Slot Terminals and removed 200 previously leased Card Terminals, bringing the total number of VLTs to 1,000 as of March 13, 1997, consisting of 800 Slot Terminals and 200 Card Terminals.

     PARIMUTUEL COMMISSIONS. Parimutuel commissions revenue is a function of wagering handle, which means the total amount wagered without regard to predetermined deductions, with a higher commission earned on a more exotic wager, such as a trifecta, than on a single horse wager, such as a win, place, or show bet. In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The total wagering handle is composed of the amounts wagered by each individual according to the wagering activity. The total amounts wagered from a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a "take-out" or gross commission, from which the racetrack pays state and county taxes and racing purses. The Company's parimutuel commission rates are fixed as a percentage of the total wagering handle or total amounts wagered. Mountaineer's parimutuel commissions for the three months ended March 31, 1998 and 1997 are summarized below:

                                                  Three Months Ended March 31
                                                 ------------------------------
                                                     1998              1997
                                                 -----------        -----------
    Simulcast racing parimutuel handle           $ 5,686,000        $ 5,435,000

    Live racing parimutuel handle                  4,906,000          4,161,000
        Less patrons' winning tickets             (8,375,000)        (7,594,000)
                                                 -----------        -----------
                                                   2,217,000          2,002,000
    Less:
        State and county parimutuel tax             (125,000)          (119,000)
        Purses and Horsemen's Association           (930,000)          (834,000)
                                                 -----------        -----------
    Revenues - parimutuel commissions            $ 1,162,000        $ 1,049,000
                                                 -----------        -----------
                                                 -----------        -----------

     For the three months ended March 31, 1998, simulcast handle rose by $250,000, an increase of approximately 5% compared to the same period in 1997. Live racing handle for the three months ended March 31, 1998 was $4.9 million, an increase of 18% from the corresponding period in 1997. Management believes these increases resulted primarily from increased video lottery attendance, cross-marketing from such activity and completing 52 days of the annually required 210 day racing requirement in the first quarter of 1998
compared to 50 days in the same period in 1997.   Mountaineer Park paid
average daily live purses of $52,900 in the three months ended March 31, 1998, a 32% increase over the $40,000 average daily live purses in the corresponding period of 1997, and sponsored stakes races of up to $25,000 in the three months ended March 31, 1998 as compared with $20,000 in the corresponding period in 1997. Management believes that periodic increases in average daily purses and purses for stakes races will attract higher quality race horses. Management believes that over time such increases and improvements should lead to increased live racing handle, or alternatively smaller decreases. Management also believes that the enhanced quality of race horses should improve the Company's prospects in export simulcasting. Commencement of export simulcasting activity would not only create a new source of revenue but the anticipated related increase in gross dollars wagered on the Company's live races should also generate increases in live handle (as a greater and more diverse wagering pool lessens the impact a particular wager will have on the pay-off odds). Management intends to continue its policy of increasing average daily purses in the remainder of fiscal year 1998 as well as sponsor substantially increased stakes races attempting to develop an export simulcast business. No assurance can be given, however, that the Company will successfully commence export simulcasting or that the anticipated results will be realized. See "Costs and Expenses" and "Parimutuel Commission Operating Costs".

     In 1997 the West Virginia legislature passed a bill which Management believes will help the Company's live racing operations. Pursuant to the bill, as of the beginning of 1998, the two thoroughbred tracks in West Virginia are required to schedule 210 days of live racing annually, down from the previous 220 day minimum. Additionally, the bill specified procedures which allow further reductions in the required number of live race days if certain conditions exist, subject to approval by the State Racing Commission.

     FOOD, BEVERAGE AND LODGING OPERATIONS. Food, beverage and lodging revenues accounted for a combined increase of 42% to $1.3 million for the three months ended March 31, 1998.

Restaurant, bar and concession facilities produced $315,000 of the revenue increase, while lodge revenues increased $80,000 Food and beverage operations accounted for approximately 75% and 73% of the revenues earned by this profit center in the first quarters of 1998 and 1997, respectively. Management believes that increased revenues from lodging, food and beverage resulted primarily from enhanced video lottery facilities and related advertising, which in turn led to increased consumption of food and beverages by the Company's customers. The ratio of revenue from food and beverage to revenue from lodging has generally remained constant, reflecting that Mountaineer Park has historically drawn more day traffic than overnight stays.

     OTHER OPERATING REVENUES. Other sources of revenues consist primarily of non-core businesses such as admission, programs, golf, tennis and swimming. While these lines of business are not the Company's most profitable, the Company believes they are necessary for it to continue to attract gaming patrons. Other revenues increased by $25,000, or 13% to $222,000 for the three month period ended March 31, 1998 compared to the same period in 1997.

     COSTS AND EXPENSES. Operating costs and gross profit earned from operations for the three month periods ended March 31, 1998 and 1997 are as follows:

                                                  Three Months Ended March 31
                                                 ------------------------------
                                                     1998              1997
                                                 -----------        -----------
    Operating Costs:
       Video lottery operations                  $ 8,812,000        $ 6,398,000
       Parimutuel commissions                      1,437,000          1,282,000
       Lodging, food and beverage                  1,251,000            837,000
       Other revenues                                180,000            283,000
                                                 -----------        -----------
           Total Operating                       $11,680,000        $ 8,800,000
                                                 -----------        -----------
                                                 -----------        -----------
    Costs

    Gross Profit (Loss):
       Video lottery operations                  $ 5,156,000        $ 3,655,000
       Parimutuel commissions                       (275,000)          (233,000)
       Lodging, food and beverage                     87,000            106,000
       Other revenues                                 42,000            (86,000)
                                                 -----------        -----------
          Total Gross Profit                     $ 5,010,000        $ 3,442,000
                                                 -----------        -----------
                                                 -----------        -----------



     Mountaineer's 36.3% increase in revenues resulting from the expanded scope of entertainment offerings resulted in higher total costs, as expenses increased by 33% to $11.7 million in the first quarter of 1998. Approximately $2.4 million of the increase was attributable to the cost of operating video lottery terminals, which includes applicable state taxes and fees and related advertising. The Company's increase in revenues in the three months ended March 31, 1998 resulted in a 33% increase in cost of revenues, an 18% increase in marketing and promotions expense, a 52% increase in general and administrative expenses, and a 62.1% increase in depreciation and amortization. The increased marketing and promotion expenses were due primarily to the Company's "Hancock County: The Action's Closer Than You Think" infomercial, increases in direct mail, print, radio and television advertising and increased prize giveaways. The increase in general and administrative expenses was due primarily to (1) additional personnel engaged in video lottery, housekeeping and security to accommodate Mountaineer Park's larger crowds; (2) additional marketing and promotional personnel, both to implement the Company's marketing plan and to analyze the effectiveness of the Company's marketing efforts to obtain the maximum long-term benefits of such efforts; and (3) professional fees related to financing activity. The Company is attempting to expand the video lottery business, while attempting to reduce the losses of the parimutuel business, by increasing productivity, expanding marketing efforts, increasing purse sizes and attracting higher quality jockeys and horses to increase parimutuel wagering. See "Parimutuel Commissions". Gross profit from the Company's four profit centers increased from $3.4 million for the first quarter of 1997 to $5.5 million for the same period in 1998.

     Video Lottery Terminals Operating Costs.     Costs of video lottery
revenue increased by $2.4 million or 38% from $6.4 million for the three months ended March 31, 1997, to $8.8 million for the three months ended March 31, 1998, primarily reflecting an increase in statutory expenses. Such expenses accounted for $2.2 million of the total cost increase. Additional expenses were incurred in connection with video lottery, housekeeping and security personnel.

     Under the March 17, 1994, Racetrack Video Lottery Act, the following statutory rates paid to certain entities are in effect.

State of West Virginia.............................................   30.0%
Hancock County.....................................................    2.0%
Horseman's Association (racing purses).............................   15.5%
Other..............................................................    5.5%
                                                                     ------
Total Statutory Payments...........................................   53.0%
                                                                     ------
                                                                     ------

____________
(1) Excludes up to a 4% administrative fee charged by the State of West Virginia based on revenues. In addition, rates are applied to revenues net of this 4% administrative fee.

     Statutory costs and assessments, including the State Administrative Fee, for the respective three month periods are as follows:

                                                  Three Months Ended March 31
                                                 ------------------------------
                                                     1998              1997
                                                 -----------        -----------
    Employee Pension Fund                        $    68,000        $    48,000
    Horsemen's Purse Fund                          2,078,000          1,496,000
                                                 -----------        -----------
      Subtotal                                   $ 2,146,000        $ 1,554,000

    State of West Virginia                       $ 4,582,000        $ 3,296,000
    Tourism Promotion Fund                           402,000            290,000
    Hancock County                                   268,000            193,000
    Stakes Races                                     134,000             97,000
    Veteran's Memorial                               134,000             97,000
                                                 -----------        -----------
      Total                                      $ 7,666,000        $ 5,517,000
                                                 -----------        -----------
                                                 -----------        -----------

     The remaining significant expenses incurred by video lottery operations consist of VLT lease expense ($355,000 in the first quarter of 1998 compared to $320,000 in the first quarter of 1997), direct and indirect wages and employee benefits ($480,000 in the first quarter of 1998, compared to $391,000 in the first quarter of 1997), and utilities, property tax, waste and sewage disposal and insurance ($217,700 in the first quarter of 1998 versus $158,200 in the first quarter of 1997). This $59,500 increase resulted primarily from an increase in the cost of utilities and waste and sewage disposal related to VLT operations in the first quarter of 1998 as compared with the first quarter of 1997. The Company's total waste disposal costs are currently estimated by management to be approximately $200,000 per quarter, substantially as a result of the increase in patron attendance at Mountaineer. The State of West Virginia has authorized Hancock County to build an expanded sewage system that would serve the Chester area, which is scheduled to be completed in approximately October 1999.

     Wages and benefits expense increased from the first quarter of 1997 to the first quarter of 1998 in response to higher levels of patron play. Management believes these costs experienced a moderate increase in the first quarter of 1998 from the levels experienced in the first quarter of 1997 due to the increase from 800 VLTs to 1,000 VLTs in March, 1997 and growth in patron volume.

     PARIMUTUEL COMMISSIONS OPERATING COSTS. Costs (the individual components of which are detailed below) of parimutuel commission revenue attributable to live racing increased by $155,000, or 12%, from $1.3 million in the first quarter of 1997, to $1.4 million in the first quarter of 1998. Purse expense (consisting of statutorily determined percentages of live racing handle) rose 19% to $482,000 in the first quarter of 1998, which is consistent with the increase in live handle. In connection with simulcasting race operations, contractual fees paid to host tracks and additional statutorily determined percentages of simulcast commissions contributed to the purse fund for live racing increased $21,000 to $448,000 in the first quarter of 1998 consistent with the 4.6% increase in simulcasting wagers. Parimutuel commissions revenue is reported net of these expenses in the Consolidated Statement of Operations.

     Totalisator and other lease expenses remained stable at approximately $120,000 in the first quarters of 1998 and 1997. Direct and indirect wages and employee benefits attributable to racing operations decreased slightly ($12,000 or 2%) to $637,000 in the three months ended March 1998. The number of live race performances increased by 2 days in 1998 to 52 days as compared to the same period in 1997.

     Other costs of parimutuel commission revenue increased in the aggregate by approximately $167,000 in the first quarter of 1998 from $513,000 in the first quarter of 1997 primarily as a result of allocation of overhead items including advertising, personnel and professional fees as determined by management.

     Mountaineer's labor agreement with approximately 50 mutuel and 9 video lottery employees has been extended to November 30, 2002. The Company's agreement with HBPA has been extended until January 1, 2001.

     FOOD, BEVERAGE AND LODGING OPERATING COSTS. Operating costs of the Company's lodging, food and beverage operations increased by $414,000 from $837,000 in the first quarter of 1997 to $1,251,000 in the first three months of 1998. Direct expenses of the Company's food and beverage operations increased by 40% from $580,000 in 1997 to $811,000 for the same period in 1998. The food and beverage operation earned a gross profit of $193,000, an increase of 87%, in the first three months of 1998 compared to $103,000 in 1997.

     Lodging direct costs totaled $440,000 for the first three months of 1998 as opposed to $257,000 in 1997. This increase resulted primarily from an increase in the cost of the lodge's waste and sewage disposal of $90,000 in 1998. Also lodge wages and employee benefits increased by $24,000 in 1998. This increase was caused by an increase in service personnel in these areas. Amenities and linens in the rooms were upgraded in the first quarter causing a $35,000 increase in the cost of supplies. See "Video Lottery Terminals Operating Costs".

     COST OF OTHER OPERATING REVENUES. Costs of other revenues consisting primarily of non-core businesses such as racing programs, golf, tennis and swimming decreased by $103,000 from $283,000 in the first quarter of 1997 to $180,000 in the first quarter of 1998.

     MARKETING AND PROMOTIONS EXPENSE. Marketing expenses at the Company's Mountaineer operation increased by 18% from $578,000 for the first quarter of 1997 to $683,000 for the same period in 1998. Management has started an aggressive regional marketing campaign centered on its 30-minute infomercial broadcasts throughout portions of a two hour driving radius of Mountaineer. In 1997, Mountaineer's marketing and promotion costs were defrayed by a state grant in the amount of $330,000 from a convention and visitors bureau of
which Mountaineer is a member.   The Company has been granted an additional
$320,000 to be received in 1998 and expects to apply for a grant, also in 1998, of an additional $320,000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE. The Company's general and administrative expense increased by $556,000 to $1.6 million, from $1.1 million for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Such increase resulted primarily from an increase in acquisition costs, service personnel and professional fees.

       In the first quarter of 1998, the Company incurred $800,000 of interest expense as compared with $1.1 million of interest expense in the first quarter of 1997. Interest expense in 1997 included a $1.8 million one-time cash fee paid over the first year of the extended loan term pursuant to the July 2, 1997 Seconded Amended and Restated Term Loan Agreement the Company and Mountaineer Park entered with Madeleine LLC. Approximately $287,434 of such fees remain to
be expensed prior to July 1998.   See "Recent Developments."

       Depreciation and amortization costs increased 62% from $451,000 in the first quarter of 1997 to $731,000 in the first quarter of 1998, reflecting increased capitalization of improvements completed at Mountaineer Park's facilities and the allocation of $3.1 million for the purchase of 400 VLTs in March of 1997 and $1.2 million for the paving of the Company's parking lots subsequent to the first quarter in 1997.

CASH FLOWS

       The Company's operations produced $1,759,000 of cash flow in the three months ended March 31, 1998, compared to $425,000 produced in the first three months of 1997. Current year noncash expenses include $731,000 for depreciation and amortization and $115,000 for the amortization of deferred financing costs.

       The Company invested $630,000 for continued expansion and development of its properties at Mountaineer in the first three months of 1998, compared to a $1.6 million investment in the first three months of 1997.

LIQUIDITY AND SOURCES OF CAPITAL

       The Company's working capital balance stood at $11,039,000 at March 31, 1998, and its unrestricted cash balance amounted to $8,747,000. Racing purses are paid from funds contributed by the Company to bank accounts owned by the horse owners who race at Mountaineer Park. At March 31, 1998, the balances in these accounts exceeded the purse payment obligations by $874,000; this amount is available for payment of future purse obligations at the discretion of the Company and in accordance with the terms of its agreement with the HBPA.

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

       The July 2, 1997 Second Amended Term Loan Agreement (i) extended the term of the loan to July 2, 2001 (compared to July 2, 1999); (ii) increased the total amount borrowed to $21,476,500 (by virtue of Mountaineer Park drawing down the line of credit); (iii) eliminated from the Amended Term Loan Agreement annual fees of cash in the amount of 8% of the outstanding principal balance of the loan that would have been due each November 15 while the loan is outstanding;
(iv) called for payments of interest only with the principal due at the end of the four year term;

(v) eliminated annual warrants to purchase 250,000 shares of the Company's common stock at $1.06 per share which would have been issued on November 15, 1997, 1998 and 1999; and (vi) eliminated annual warrants to purchase additional shares in a number to be calculated under a formula defined in the Amended Term Loan Agreement, which would have been issued on November 15, 1997, 1998 and 1999. The lender's rights pursuant to the Amended Term Loan Agreement with respect to the 550,000 shares of the Company's stock and warrants to purchase 1,632,140 additional shares issued thereunder were unaffected by the Second Amended Agreement. The Company continues to guarantee the loan. In addition, as a result of the Second Amended Term Loan Agreement the Company had excess funds available for investment (subject to negative covenants contained in the Second Amended Term Loan Agreement) and further expansion at Mountaineer Park.

       As consideration for the lender's entering into the Second Amended Term Loan Agreement, Mountaineer Park agreed (i) to pay a one time fee of approximately $1.8 million or 8.5% of the total amount borrowed, which may be paid over the first year of the term (as of March 31, 1998, the Company paid approximately 1,513,350 and is obligated to pay the remaining $287,434 in equal payments over the following three months); (ii) to pay interest at the rate of 13% (compared to 12% on the $16.1 million term loan and 15% on the $5.4 million line of credit under the Amended Term Loan Agreement); and (iii) to pay a call premium equal to 5% in the event of prepayment during the first year of the term, declining to 3% during the second year, 2% in the third year and 1% in the final year.

       The Company, as guarantor, entered into the Third Amended and Restated Term Loan Agreement, dated as of April 30, 1998, by and among Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc. and Madeleine LLC in order to finance certain acquisitions by subsidiaries of the Company which were consummated on May 5, 1998. See "Recent Developments".

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

       On March 14, 1998, the West Virginia State Legislature passed House Bill 4632, which, among other things, amended Section 29-22A-12(b)(5) of the Racetrack Video Lottery Act of 1994 (regarding number and location of video lottery terminals). The amendment, which became effective in April 1998, permits Mountaineer Park to change the ratio of VLTs located in the Lodge versus
the racetrack building from 1:1 to 2:1.   As a result of the amendment,
Mountaineer Park has applied to the Lottery Commission for permission to increase the number of VLTs from 1,000 to 1,200 and to install 200 new Slot Terminals (which the Company will purchase or lease) and move 100 VLTs from the track to the lodge. Mountaineer Park has commenced construction of a second addition of approximately 8,000 square feet to the Speakeasy Gaming Saloon to house the 300 additional VLTs. Pending Lottery Commission Approval of the increase and relocation of VLTs, management anticipates that the Speakeasy addition will be completed during the third quarter of

1998, at which time Mountaineer Park will operate 800 VLTs at the Lodge and 400 at the racetrack to maximize the success of the Company's lodge-based video lottery operations. See "Video Lottery Operations".

       On October 7, 1997, Mountaineer entered into an agreement by which it obtained an exclusive option to purchase 349 acres of real property located adjacent to its Hancock County, West Virginia operation. Mountaineer paid $100,000 in exchange for an irrevocable option to purchase the property for $600,000 before October 1, 1998, with payment to be made in the form of a $200,000 cash payment at closing and a $400,000 term note bearing interest at 9% payable over five years.

       In February 1998, Mountaineer Park purchased from Realm, Inc. 350 acres in Chester, West Virginia for a purchase price of $240,000, exclusive of brokerage fees and closing costs of approximately $30,000. The Company has no current plans to develop this unimproved property.

       ROAD IMPROVEMENTS. During the third quarter of 1997, construction projects were completed affecting West Virginia State Route 2 (the road Mountaineer Park fronts) both in Weirton (approximately 18 miles to the south) and in Chester (approximately 8 miles to the north), and Ohio State Routes 7 and 11. The Route 2 construction in Weirton was completed in April 1998 and the Route 2 construction in Chester and Route 7 in Ohio are scheduled to be completed in the next 45 days. The Company has experienced no discernible impact on patronage since such construction commenced.

       OUTSTANDING OPTIONS AND WARRANTS. As of March 31, 1998, there were outstanding options and warrants to purchase 8,597,247 shares of the Company's common stock below market price. Of this amount, options to purchase 4,738,914 shares are held by consultants, employees, former employees or directors of the Company, and warrants to purchase 2,471,874 shares are held by the Company's lender whose exercise rights are subject to a statutory ownership limitation not to exceed 5% of the Company's outstanding voting shares without prior approval of the West Virginia Lottery Commission. All but 70,000 of such shares are either subject to registration rights or the Company's intention to effect registration and will be included in a registration statement which the Company intends to file with the Securities and Exchange Commission.
See Note 2 to the Condensed and Consolidated Financial Statements for the three months ended March 31, 1998 and 1997. If all such options and warrants were exercised, the Company would receive proceeds of approximately $12.3 million.

       DEFERRED INCOME TAX BENEFIT. Management believes that the substantial and steady revenue increases earned in the past three years will continue, and ultimately occur in amounts which will allow the Company to utilize its
18.3 million federal net operating loss tax carry forwards, although there are no assurances that sufficient income will be earned in future years to do so. The utilization of federal net operating losses may be subject to certain limitations.

       COMMITMENTS AND CONTINGENCIES.     The Company has various commitments
including those under various consulting agreements, operating leases, and the Company's pension plan and union contract. The Company has also entered into new employment agreements with certain employees for periods ranging from one to three years. Compensation under the employment agreements consists of both cash payments and stock option commitments. The Company anticipates cash payments in the amount of approximately $809,000 over the next three years under the employment agreements. The Company believes that it has the ability to meet all of its obligations under the employment agreements. Although there can be no assurance, the Company believes that cash generated from operations will be sufficient to meet all of the Company's currently anticipated commitments and contingencies. (See "Recent Developments").

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

       Although the Company has prepared a plan of liquidation with respect to these properties, it has thus far been unable to effect a liquidation of its Michigan properties. The Company has valued such properties at $2,616,000 as of March 31, 1998, net of $252,000 of accrued rework costs, which it believes represents net realizable value for the properties. Nonetheless, given the Company's difficulty in finding a buyer for the properties, it may be required to sell the properties at a loss and on terms substantially less favorable to the Company than initially foreseen or, alternatively, to write down the value of such assets on its consolidated balance sheet. For the quarters ending March 31, 1997 and 1998, the Company had no revenues or expenses for discontinued operations. Currently, the Company is negotiating a sale of its remaining oil and gas interests to Fleur-David Corporation. There can be no assurance, however, that such sale will be concluded.

       RECENT DEVELOPMENTS

PURCHASE OF TWO NEVADA GAMING PROPERTIES

       The Company, through its newly formed, wholly owned subsidiaries, Speakeasy Gaming of Las Vegas, Inc. and Speakeasy Gaming of Reno, Inc., consummated the purchase on May 5, 1998, of two hotel/gaming properties in
Nevada: the Cheyenne Hotel & Casino in North Las Vegas for $5.5 million and the Reno Ramada in Reno for $8 million, respectively. Both transactions were asset purchases for cash, and both properties are qualified for unrestricted casino gaming upon licensing of a casino operator pursuant to "grandfather" provisions of applicable state and municipal laws. The Company expects to apply for gaming approval and intends to lease the gaming area to a licensed casino operator. The Company also plans to pursue franchise agreements for both properties with Ramada Franchise Systems, Inc.

       THE CHEYENNE HOTEL & CASINO, NORTH LAS VEGAS, NEVADA. The Company purchased the Cheyenne Hotel & Casino from Banter, Inc. for $5.5 million.
The Cheyenne is a 131-room hotel consisting of one two-story building and one three-story building located at 3227 Civic Center Drive in North Las Vegas at the intersection of Cheyenne Avenue and Interstate 15. I-15 is a major interstate freeway, which extends north into Utah and south into the Los Angeles Basin. The Property is approximately five miles from the Las Vegas
Motor Speedway and three miles from Nellis Air Force Base.   The hotel has a
bar, restaurant, and swimming pool as well as parking for approximately 172
cars.   The prior owners had operated 25 slot machines at the hotel's bar and had commenced construction of an 18,000 square foot addition including a 10,000 square foot casino, which the Company intends to complete. The Company's plan for the casino calls for 350 slot machines, three blackjack tables, one roulette wheel, and one craps table. The Company plans to implement a motor racing theme for the casino in an effort to accommodate patrons of the nearby Las Vegas Motor Speedway. The Company estimates that the cost of construction of the casino and renovation of some of the hotel rooms will be approximately $2 million. The Company expects to complete construction within the next 120 days and will rename the project the "Speedway Hotel & Casino".

       THE RENO RAMADA HOTEL, RENO, NEVADA.    The Company purchased the Reno
Ramada Hotel from Reno Hotel LLC, an affiliate of the Company's lender, for $8 million. The Reno property has a total of 262 hotel rooms, 236 of which are located in an eleven story tower and 26 of which are in a separate three-story structure. The property is located at 6th and Lake Streets in Reno and has parking for approximately 238 cars. The tower also has a restaurant, a deli and two bars. The Reno property has an 8000 square foot casino area and a small convention facility. The property recently underwent renovations of approximately $4 million. The Company's development plans for the casino at the Reno property likewise call for 350 slot machines, three blackjack tables, a roulette wheel, and a craps table. The Reno casino's theme will be similar to the Speakeasy concept in place at the Company's Mountaineer Racetrack & Gaming Resort in West Virginia. The Company also plans to spend approximately $500,000 on renovations of the hotel and expansion of the capacity of the convention facility and will rename the project the "Speakeasy Hotel & Casino".

       OPERATION OF THE PROPERTIES/GAMING LICENSING. The Company and its newly formed subsidiaries intend to apply as soon as practicable to the authorities in the State of Nevada for all necessary permits and licenses required for the Company to operate casinos at the two properties. The Company is advised, however, that the licensing process may take approximately one year to complete and that there can be no assurances that the Company will obtain the necessary approvals. Until the Company obtains these approvals, it will not be permitted to conduct gaming or participate in any gaming revenues generated at the properties. In the interim, the Company will operate the hotels and restaurants and lease the casino area to an independent, licensed casino operator as permitted by Nevada law.

       The Company anticipates that Speakeasy Vegas will immediately hire approximately twenty-five new employees at the Cheyenne property and that Speakeasy Reno will hire approximately forty new employees at the Reno property. The Company has engaged Bruce E. Dewing to oversee the operation of the two Nevada properties as well as to assist the Company in the licensing process.
Mr. Dewing has more than twenty years experience in upper level management of hotels and casinos and holds a non-restricted gaming license in the State of Nevada. Most recently, Mr. Dewing was President and CEO of the Ormsby House Hotel/Casino, a 200-room hotel with three restaurants and full service casino with entertainment in Carson City, Nevada. From 1981-1994, Mr. Dewing served variously as Vice President/Operations, General Manager/Chief Marketing Officer/Director of the Sands Regency Hotel & Casino in Reno, Nevada. He was responsible for management of the Sands Regency's 1,000 hotel rooms and supervised 950 employees and twenty-five departments.

       FINANCING OF THE ACQUISITIONS. The Company financed the acquisitions through its cash on hand and additional borrowings from its existing lender, Madeleine LLC. Pursuant to a Third Amended and Restated Term Loan Agreement entered as of April 30, 1998 by Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., and Speakeasy Gaming of Reno, Inc. jointly and severally as borrowers, the Company as guarantor, and Madeleine LLC as lender, the Company increased its borrowings (previously the principal sum of $21,476,500) by (i) $8 million, representing the full purchase price of the Reno Ramada Hotel; (ii) $3,765,000 toward the purchase of the Cheyenne Hotel & Casino; and (iii) $150,000 in lender's fees. The Company expended approximately $2 million of its cash reserves for the balance of the purchase price of the Cheyenne property and closing costs and expenses of the transactions. The loan amendment also provides a construction line of credit of up to $1.7 million for the Cheyenne property and increases Mountaineer's line of credit by $5 million (up to $1.5 million of which may be used for improvements at the Nevada properties). The loans, as well as any draws against the lines of credit, continue to be for a term ending July 2, 2001 with monthly payments of interest only at the rate of 13% per year with all principal becoming due at the end of the term. The loans likewise remain secured by substantially all of the assets of Mountaineer and now Speakeasy Vegas and Speakeasy Reno and are unconditionally guaranteed by the Company. The call premium applicable to prepayment of the loans (5% until July 2, 1998, 3% between July 3, 1998 and July 2, 1999, 2% from July 3, 1999 until July 2, 2000, and 1% from July 3, 2000 until the end of the term), however, does not apply to the $11.8 million borrowed for the acquisitions or draws on the $1.7 million Cheyenne construction line of credit.

                                      PART II
                                 OTHER INFORMATION


ITEM 6. -      EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits
                3.1   Articles of Incorporation, as amended (1)
                3.2 Certificate of Amended of restated Certificate of Incorporation, filed as of October 18, 1996 (2)
                3.3   Amended Bylaws of the Company (3)
               10.1   Letter Agreement by and between the Company and James
                      V. Stanton dated February 18, 1998 (3).
               10.2   Letter Agreement by and between the Company and William
                      D. Fugazy, Jr. dated February 18, 1998 (3).
               10.3 Amendment of Employment Agreement by and between the Company and Thomas K. Russell dated February 16,
                      1998 (3).
               10.4 Purchase Agreement by and between Mountaineer Park , Inc. and Realm, Inc., an Ohio corporation, dated February 12, 1998 (3).
               10.5   Deed dated February 13, 1998, executed  by Realm, Inc.(3)
               10.6 Purchase Agreement by and between Speakeasy Gaming of Nevada, Inc., and Banter, Inc. dated as of May 5, 1998.
               10.7 Purchase Agreement by and between Speakeasy Gaming of Reno, Inc. and Reno Hotel, LLC dated April 30, 1998.

               10.8 First Amendment to Purchase Agreement by and between Speakeasy Gaming of Las Vegas, Inc. and Banter, Inc. dated May 5, 1998.
               10.9 Second Amendment First Amendment to Purchase Agreement by and among Speakeasy Gaming of Las Vegas, Inc., Banter, Inc. and Southwest Exchange Corporation dated May 5, 1998.
               10.10 Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Speakeasy of Las Vegas, Inc. as Trustor, Nevada Title Company, as Trustee for the benefit of Madeleine LLC, as Beneficiary dated April 30, 1998.
               10.11 Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Speakeasy Gaming of Reno, Inc. as Trustor, United Title of Nevada, as Trustee for the benefit of Madeleine LLC, as Beneficiary dated April 30, 1998.
               10.12 Third Amended and Restated Term Loan Agreement amended and restated as of April 30, 1998 by and among Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc., MTR Gaming Group, Inc. and Madeleine LLC.
               10.13 Pledge and Security Agreement by and between MTR Gaming Group, Inc. and Madeleine LLC dated as of April 30, 1998.
               10.14 General Security Agreement by and between Speakeasy Gaming of Reno, Inc. and Madeleine LLC dated as of April 30, 1998.
               10.15 General Security Agreement by and between Speakeasy Gaming of Las Vegas, Inc. and Madeleine LLC dated as of May 5, 1998.
               10.16  1998 Stock Incentive Plan
               27.1   Financial Data Schedule.
               99.1   Press Release dated May 7, 1998.

FOOTNOTES

(1) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
(2) Incorporated by reference from the Company's Current Report on Form 8-K dated October 18, 1996, filed November 1, 1996.
(3) Incorporated by reference from the Company's Current Report on Form 8-K dated and filed on February 20, 1998.

     (b)  Reports on Form 8-K.

          The Company filed the following Current Reports on Form 8-K during the first quarter of 1998 and thereafter:

          Reports on Form 8-K

          The Company filed the following current reports on Form 8-K during the first quarter of 1998 and thereafter:

(1) A current report on Form 8-K was filed by the Company on February 20, 1998, (with the earliest event reported dated January 27, 1998) reporting the following items:

       (i) compliance with new corporate governance standards of NASDAQ's continued listing requirements;

      (ii)  resignation of Thomas K. Russell;

     (iii)  appointment of Officers;

      (iv)  purchase of 350 acre property in Hancock County, West Virginia.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1933, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        MTR GAMING GROUP, INC.
May 15, 1998
                                        By: /s/ Edson R. Arneault
                                           -----------------------------------
                                           Edson R. Arneault, CHAIRMAN,
                                           CHIEF EXECUTIVE OFFICER, PRESIDENT,
                                           CHIEF FINANCIAL OFFICER