Form 10-K/A
period 1997-12-31
MTR GAMING GROUP INC
filed 1998-05-22
CIK 834162

-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                             ---------------------

                                AMENDMENT NO. 1
                                      ON
                                  FORM 10-K/A

                              ------------------

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                            SECURITIES ACT OF 1934

                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1997

                          COMMISSION FILE NO. 0-20508
                            -----------------------

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

                            -----------------------

       Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

              Title of each Class: COMMON STOCK $.00001 PAR VALUE
        Name of each exchange on which registered: NASDAQ STOCK MARKET

                           ------------------------

     Indicate by check mark whether the Company (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes / / No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K of Section 299.405 of this chapter) is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

     The aggregate market value of the Company's common stock held by non-affiliates (all persons other than executive officers or directors) of the Company on March 20, 1998 (based on the closing sale price per share on the NASDAQ Stock Market on that date) was $49,970,319.

     The Company's common stock outstanding at March 20, 1998 was 20,021,049 shares.

-------------------------------------------------------------------------------

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


                                                   Amount and Nature
                                                     Of Beneficial       Percentage of
Name and Address                                       Ownership             Class
----------------                                       ---------             -----
Edson R. Arneault(1)                                   3,275,567             15.10%
MTR Gaming Group, Inc.
State Route 2 South
P.O. Box 356
Chester, WV  26034

Robert L. Ruben(2)                                       338,228              1.66%
Ruben & Aronson, LLP
3299 K Street, N.W.
Suite 403
Washington, DC  20007

Robert A. Blatt(3)                                       667,684              3.29%
The CRC Group
Larchmont Plaza
1890 Palmer Avenue,
Suite 303
Larchmont, NY 10538

James V. Stanton (4)                                           0                 0
Stanton & Associates
1310 19th Street, N.W.
Washington, D.C.  20036

William D. Fugazy, Jr. (4)                                14,000              0.07%
140 East 45th Street, Suite  4000
New York, New York 10017

                                                   Amount and Nature
                                                     Of Beneficial       Percentage of
Name and Address                                       Ownership             Class
----------------                                       ---------             -----
Bennett Management and                                 1,530,000              7.64%
Development Corp.(5)
2 Clinton Square
Syracuse, NY 13202

Madeleine LLC(6)                                       2,884,302             12.82%
450 Park Avenue
New York, NY  10022


Donald G. Saunders(7)                                  1,587,665              7.72%
900 East Desert Inn Road
Suite 521
Las Vegas, NV  89109

Total Officers and Directors as a Group                4,295,479             19.29%
( 5 persons)(8)


(1) Includes 1,605,818 shares and options to acquire beneficial ownership of 1,669,749 shares within 60 days held by Mr. Arneault or his affiliates. Does not include options to purchase 300,000 shares granted to Mr. Arneault in January 1998 under the Company's 1998 Stock Incentive Plan (the "1998 Plan") which was approved by the Company's Board of Directors in January 1998. The 1998 Plan and all options granted under that plan are subject to shareholder approval.

(2) Includes 38,228 shares and options to acquire beneficial ownership of 300,000 shares within 60 days held by Mr. Ruben. Does not include options to purchase 200,000 shares granted to Mr. Ruben in January 1998 under the 1998 Plan. The 1998 Plan and all options granted under that plan are subject to shareholder approval.

(3) Includes 392,684 shares and options to acquire beneficial ownership of 275,000 shares exercisable within 60 days held by Mr. Blatt. Does not include options to purchase 200,000 shares granted to Mr. Blatt in January 1998 under the 1998 Plan. The 1998 Plan and all options granted under that plan are subject to shareholder approval.

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

(8)  Includes Messrs. Arneault, Blatt, Ruben, Stanton and Fugazy.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Amendment of Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MTR GAMING GROUP, INC.


                                 By: /s/ Edson R. Arneault
                                    -----------------------------------
                                    Edson R. Arneault, Chairman, President,
                                    Chief Financial Officer and Chief Executive
                                    Officer

Date: May 22, 1998.