Form 10-Q
period 1998-06-30
MTR GAMING GROUP INC
filed 1998-08-14
CIK 834162

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO.: 0-20508

                            ------------------------

                             MTR GAMING GROUP, INC.

             (exact name of registrant as specified in its charter)

                  DELAWARE                             84-1103135
      (State or other jurisdiction of         (IRS Employer Identification
               incorporation)                            Number)

        STATE ROUTE 2 SOUTH, P.O. BOX 358, CHESTER, WEST VIRGINIA 26034
                    (Address of principal executive offices)

                                 (304) 387-5712
              (Registrant's telephone number, including area code

                            ------------------------

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

                        COMMON STOCK, $.00001 PAR VALUE
                                     Class

                                   20,021,049
                         Outstanding at August 12, 199

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             MTR GAMING GROUP, INC.

                              INDEX FOR FORM 10-Q

SECTION                                                                                                                        PAGE
------------------------------------------------------------------------------------------------------------------------------ ----
PART I FINANCIAL INFORMATION

Item 1--Financial Statements..................................................................................................  3

Condensed and Consolidated Balance Sheets at June 30, 1998 and December 31, 1997..............................................  3

Condensed and Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 1998 and 1997..........  4

Condensed and Consolidated Statements of Cash Flow for the Six Months Ended June 30, 1998 and 1997............................  5

Notes to Condensed and Consolidated Financial Statements......................................................................  6

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations.................................  9

Item 3--Quantitative and Qualitative Disclosures about Market Risk............................................................  23

PART II--OTHER INFORMATION

Item 1--Legal Proceedings..................................................................................................... II-1

Item 2--Changes in Securities................................................................................................. II-1

Item 3--Defaults upon Senior Securities....................................................................................... II-1

Item 4--Submission of Matters to a Vote of Securities Holders................................................................. II-1

Item 5--Other Information..................................................................................................... II-1

Item 6--Exhibits and Reports on Form 8-K...................................................................................... II-1

SIGNATURE PAGE................................................................................................................ II-3

                                     PART 1
                             FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                             MTR GAMING GROUP, INC.
                    CONDENSED AND CONSOLIDATED BALANCE SHEET

                                                                                         JUNE 30        DEC. 31
                                                                                          1998           1997
                                                                                      -------------  -------------
                                                      ASSETS
Current Assets
  Cash and cash equivalents.........................................................  $   7,997,000  $   7,715,000
  Restricted cash...................................................................        196,000        188,000
  Accounts receivable net of allowance
    for doubtful accounts of $124,000...............................................        916,000        431,000
  Deferred financing costs..........................................................      1,386,000      1,617,000
  Deferred income taxes.............................................................      2,550,000      2,550,000
  Other current assets..............................................................        471,000        516,000
                                                                                      -------------  -------------
    Total current assets............................................................     13,516,000     13,017,000
                                                                                      -------------  -------------

Property:
  Land..............................................................................      4,136,000        371,000
  Building..........................................................................     25,240,000     19,014,000
  Equipment and automobiles.........................................................      7,871,000      6,388,000
  Furniture and fixtures............................................................      5,756,000      3,131,000
  Construction in progress..........................................................      1,435,000        258,000
                                                                                      -------------  -------------
                                                                                         44,438,000     29,162,000
                                                                                      -------------  -------------
  Less accumulated depreciation.....................................................     (7,789,000)    (6,363,000)
                                                                                      -------------  -------------
                                                                                         36,649,000     22,799,000
                                                                                      -------------  -------------
Net assets of discontinued oil and gas activities...................................      2,604,000      2,616,000
                                                                                      -------------  -------------

Other assets:
  Excess of cost of investments over net assets acquired, net of
    Accumulated amortization of $1,400,000 and $1,274,000...........................      2,373,000      2,500,000
  Deposits and other................................................................        487,000        102,000
                                                                                      -------------  -------------
                                                                                          2,860,000      2,602,000
                                                                                      -------------  -------------
                                                                                      $  55,629,000  $  41,034,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................................  $     934,000  $     594,000
  Other accrued liabilities.........................................................      1,774,000      2,465,000
  Current portion of long-term debt.................................................         29,000         40,000
  Current portion of deferred income taxes..........................................        133,000        133,000
                                                                                      -------------  -------------
    Total current liabilities.......................................................      2,870,000      3,232,000
                                                                                      -------------  -------------

Deferred income taxes, less current portion.........................................      1,097,000      1,130,000
                                                                                      -------------  -------------
Long-term debt, less current portion................................................     33,445,000     21,559,000
                                                                                      -------------  -------------

Shareholders' equity:
Common stock........................................................................          2,000          2,000
Paid in capital.....................................................................     35,326,000     35,326,000
Accumulated deficit.................................................................    (17,111,000)   (20,215,000)
                                                                                      -------------  -------------
Total shareholders' equity..........................................................     18,217,000     15,113,000
                                                                                      -------------  -------------
                                                                                      $  55,629,000  $  41,034,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                             MTR GAMING GROUP, INC.
              CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  JUNE 30                     JUNE 30
                                                         --------------------------  --------------------------
                                                             1998          1997          1998          1997
                                                         ------------  ------------  ------------  ------------
Revenues
  Video lottery teminals...............................  $ 15,505,000  $ 12,732,000  $ 29,473,000  $ 22,785,000
  Parimutuel commissions...............................     1,199,000     1,197,000     2,361,000     2,246,000
  Food, beverage and lodging...........................     1,802,000     1,371,000     3,140,000     2,314,000
  Other................................................       420,000       297,000       642,000       494,000
                                                         ------------  ------------  ------------  ------------
    Total revenues.....................................    18,926,000    15,597,000    35,616,000    27,839,000
                                                         ------------  ------------  ------------  ------------

Costs of revenue
Cost of video lottery terminals........................     9,040,000     7,907,000    17,852,000    14,305,000
Cost of parimutuel commissions.........................     1,252,000     1,509,000     2,689,000     2,791,000
Cost of food, beverage and lodging.....................     1,304,000     1,212,000     2,555,000     2,049,000
Cost of other revenues.................................        49,000       280,000       229,000       563,000
                                                         ------------  ------------  ------------  ------------
Total cost of revenues.................................    11,645,000    10,908,000    23,325,000    19,708,000
                                                         ------------  ------------  ------------  ------------

Gross Profit...........................................     7,281,000     4,689,000    12,291,000     8,131,000
                                                         ------------  ------------  ------------  ------------
Selling, general and administrative expenses:
Marketing and promotions...............................     1,103,000       777,000     1,786,000     1,355,000
General and administrative.............................     2,617,000     1,506,000     4,252,000     2,585,000
Depreciation and amortization..........................       829,000       546,000     1,560,000       997,000
                                                         ------------  ------------  ------------  ------------
Total selling, general and administrative expenses.....     4,549,000     2,829,000     7,598,000     4,937,000
                                                         ------------  ------------  ------------  ------------

Operating income.......................................     2,732,000     1,860,000     4,693,000     3,194,000
                                                         ------------  ------------  ------------  ------------
Interest income........................................        98,000        16,000       183,000        44,000
Interest expense.......................................    (1,009,000)     (762,000)   (1,822,000)   (1,856,000)
                                                         ------------  ------------  ------------  ------------
                                                             (911,000)     (746,000)   (1,639,000)   (1,812,000)
                                                         ------------  ------------  ------------  ------------
Income before benefit of income taxes..................     1,821,000     1,114,000     3,054,000     1,382,000

Benefit for income taxes...............................         8,000        33,000        50,000        66,000
                                                         ------------  ------------  ------------  ------------

Net income.............................................  $  1,829,000  $  1,147,000  $  3,104,000  $  1,448,000
                                                         ------------  ------------  ------------  ------------
                                                         ------------  ------------  ------------  ------------

Net income per share...................................  $       0.09  $       0.06  $       0.16  $       0.07
Net income per share assuming dilution.................  $       0.07  $       0.06  $       0.13  $       0.07

Weighted average number of shares outstanding:
Basic..................................................    19,990,890    19,764,291    19,975,420    19,742,267
                                                         ------------  ------------  ------------  ------------
                                                         ------------  ------------  ------------  ------------
Diluted................................................    24,442,404    20,379,057    24,126,306    20,657,383
                                                         ------------  ------------  ------------  ------------
                                                         ------------  ------------  ------------  ------------

                             MTR GAMING GROUP, INC.
              CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30
                                                                                      ----------------------------
                                                                                          1998           1997
                                                                                      -------------  -------------
Cash flows from operating activities:
  Net income........................................................................  $   3,104,000      1,448,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Deferred financing cost amortization............................................        231,000      1,066,000
    Depreciation and amortization...................................................      1,553,000        997,000
    Deferred income taxes...........................................................        (33,000)       (66,000)
    Changes in operating assets and liabilities
      Accounts receivable net of allowance..........................................       (485,000)      --
      Other current assets..........................................................         45,000       (426,000)
      Accounts payable and accrued liabilities......................................       (351,000)        34,000
                                                                                      -------------  -------------
Net cash provided by operating activities...........................................      4,064,000      3,053,000
                                                                                      -------------  -------------
Cash flows from investing activities:
  Restricted cash...................................................................         (8,000)       (12,000)
  Net assets from discontinued activities...........................................         12,000       --
  Settlement of prior acquisition costs.............................................       --             (105,000)
  Deposits and other................................................................       (385,000)       (12,000)
  Capital expenditures..............................................................    (15,276,000)    (4,961,000)
                                                                                      -------------  -------------
Net cash used in investing activities...............................................    (15,657,000)    (5,090,000)
                                                                                      -------------  -------------
Cash flows used in financing activities
  Principal payments................................................................       --             (186,000)
  Loan proceeds.....................................................................     11,875,000      1,000,000
                                                                                      -------------  -------------
Cash provided by financing activities...............................................     11,875,000        814,000
NET INCREASE (DECREASE) IN CASH.....................................................        282,000     (1,223,000)
Cash, Beginning of Period...........................................................      7,715,000      4,226,000
                                                                                      -------------  -------------
Cash, End of Period.................................................................      7,997,000      3,003,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                             MTR GAMING GROUP, INC

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

    The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do no include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2--EQUITY TRANSACTIONS

    SETTLEMENT OF MOUNTAINEER PARK ACQUISITION PRICE GUARANTEE. In connection with the December 1992 acquisition of Mountaineer Park, Inc., the Company issued certain shares of the Company's common stock which bore registration rights and were guaranteed at $6.00 per share. In January 1997, the Company reached a settlement with the holders of 118,048 shares which bore the $6.00 per share price guarantee. In exchange for a cancellation of the price guarantee, the Company paid a cash settlement of $102,000 and issued 100,000 additional shares of the Company's common stock in January 1997.

    During January 1998, the Company granted 800,000 options pursuant to its 1998 Stock Incentive Plan to employees. The options were granted at an exercise price of $2.15625, the estimated fair market value of the Company's common stock at the date of grant and vested immediately.

    During January 1998, the Company granted 50,000 and 10,000 options outside of the Company's stock option plan to employees and to a non-employee, respectively. The options were granted at an exercise price of $2.15625, the estimated fair market value of the Company's common stock at the date of grant and vested immediately.

    During February 1998, the Company granted 50,000 options outside of the Company's stock option plan to directors. The options were granted at an exercise price of $2.50, the estimated fair market value of the Company's common stock at the date of grant. The options vest in increments of 6,250 options after attendance of meetings.

    During March 1998, the Company granted 950,000 options pursuant to its 1992 Employee Stock Option Plan to employees. The options were granted at an exercise price of $2.41, the estimated fair market value of the Company's common stock at the date of grant and vested immediately. Approximately 1,200,000 options granted under such plan expired unexercised in October 1997.

NOTE 3--INCOME TAXES

    The benefit for income taxes recorded in the accompanying statements of operations for the six months ended June 30, 1998 and 1997 results from non-tax deductible depreciation expense attributable to the purchase method of accounting for the investment in Mountaineer Park, Inc. At June 30, 1998 the Registrant recorded a valuation allowance of approximately $4.2 million against its primary deferred tax assets (net operating loss carryforwards for federal and state income tax purposes). At June 30, 1998 the Registrant has approximately $18.3 million in federal net operating loss carryforwards and approximately $4.6 million in state net operating loss carryforwards. The use of such net operating loss carryforwards

                             MTR GAMING GROUP, INC

NOTE 3--INCOME TAXES (CONTINUED)
earned from 1992 through 1995 are subject to certain limitations as a result of common stock issuances. Due to limitations under the Alternative Minimum Tax rules of the Tax Reform Act of 1986, the Registrant expects to make quarterly federal income tax payments.

NOTE 4--ACQUISITIONS

    The Company through its newly formed, wholly owned subsidiary, Speakeasy Gaming of Las Vegas, Inc., consummated the purchase on May 5, 1998 of the Cheyenne Hotel & Casino in North Las Vegas (the "Las Vegas Property") for $5.5 million. The transaction was an asset purchase for cash, and the Las Vegas Property is qualified for unrestricted casino gaming upon licensing of a casino operator pursuant to "grandfather" provisions of applicable state and municipal law. The Company expects to apply for gaming approval and intends to lease the gaming area to a licensed casino operator. The Company also plans to pursue a franchise agreement for the Las Vegas Property with Ramada Franchise Systems, Inc.

    The Company through its newly formed, wholly owned subsidiary, Speakeasy Gaming of Reno, Inc., consummated the purchase on May 5, 1998 of the Reno Ramada in Reno for $8 million (the "Reno Property", collectively with the Las Vegas Property, the "Nevada Properties"). The transaction was an asset purchase for cash, and the Reno Property is qualified for unrestricted casino gaming upon licensing of a casino operator pursuant to "grandfather" provisions of applicable state and municipal laws. The Company expects to apply for gaming approval and intends to lease the gaming area to a licensed casino operator. The Company also plans to pursue a franchise agreement for the Reno Property with Ramada Franchise Systems, Inc.

    DESCRIPTION OF THE RENO PROPERTY. The Company purchased the Reno Ramada Hotel from Reno Hotel LLC, an affiliate of the Company's lender, for $8 million in a negotiated transaction. The Reno Property was used as a hotel by the previous owner prior to its purchase by the Company. The Reno Property has a total of 262 hotel rooms, 236 of which are located in an eleven story tower and 26 of which are in a separate three-story structure. The property is located at 6th and Lake Streets in Reno and has parking for approximately 238 cars. The tower also has a restaurant, a deli and two bars. The Reno Property has an 8000 square foot casino area and a small convention facility. The property recently underwent renovations of approximately $4 million. The Company's development plans for the casino at the Reno Property call for 350 slot machines, three blackjack tables, a roulette wheel, and a craps table. The Reno Property casino's theme will be similar to the Speakeasy concept in place at the Company's Mountaineer Racetrack & Gaming Resort in West Virginia. The Company also plans to spend approximately $500,000 on renovations of the hotel and expansion of the capacity of the convention facility.

    DESCRIPTION OF THE LAS VEGAS PROPERTY. The Company purchased the Las Vegas Property from Banter, Inc. for $5.5 million. The Las Vegas Property is a 131-room hotel consisting of one two-story building and one three-story building located at 3227 Civic Center Drive in North Las Vegas at the intersection of Cheyenne Avenue and Interstate 15. I-15 is a major interstate freeway, which extends north into Utah and south into the Los Angeles Basin. The Las Vegas Property is approximately five miles from the Las Vegas Motor Speedway and three miles from Nellis Air Force Base. The hotel has a bar, restaurant, and swimming pool as well as parking for approximately 172 cars. The prior owners had operated 25 slot machines at the hotel's bar. The Company plans to construct an addition of approximately 15,000 square feet to house a casino. The Company's plan for the casino calls for 350 slot machines, three blackjack tables, one roulette wheel, and one craps table. The Company plans to implement a motor racing

                             MTR GAMING GROUP, INC

NOTE 4--ACQUISITIONS (CONTINUED)
theme for the casino in an effort to accommodate patrons of the nearby Las Vegas Motor Speedway. The Company estimates that the cost of construction of the casino and renovation of some of the hotel rooms will be approximately $2 million. The Company has been advised by the City of North Las Vegas that approval of its current construction plans will require the Company to acquire from a third party an adjacent parcel of approximately 1/2 acre. The Company is negotiating the purchase of the parcel for approximately $120,000 and believes it can complete construction within 120 days after receipt of all necessary governmental approvals.

    FINANCING OF THE ACQUISITIONS. The Company financed the acquisition of the Reno Property and the Las Vegas Property through its cash on hand and additional borrowings from its existing lender, Madeleine LLC. Pursuant to a Third Amended and Restated Term Loan Agreement entered as of April 30, 1998 by Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., and Speakeasy Gaming of Reno, Inc. jointly and severally as borrowers, the Company as guarantor, and Madeleine LLC as lender, the Company increased its borrowings (previously the principal sum of $21,476,500) by (i) $8 million, representing the full purchase price of the Reno Property; (ii) $3,765,000 toward the purchase of the Las Vegas Property; and (iii) $150,000 in lender's fees. The Company expended approximately $2 million of its cash reserves for the balance of the purchase price of the Las Vegas Property and closing costs and expenses of the transactions. The loan amendment also provides a construction line of credit of up to $1.7 million for the Las Vegas Property and increases Mountaineer's line of credit by $5 million (up to $1.5 million of which may be used for improvements at the Nevada Properties). The loans, as well as any draws against the lines of credit, continue to be for a term ending July 2, 2001 with monthly payments of interest only at the rate of 13% per year with all principal becoming due at the end of the term. The loans likewise remain secured by substantially all of the assets of Mountaineer and now Speakeasy Vegas and Speakeasy Reno and are unconditionally guaranteed by the Company. The call premium applicable to prepayment of the loans (3% between July 3, 1998 and July 2, 1999, 2% from July 3, 1999 until July 2, 2000, and 1% from July 3, 2000 until the end of the term), however, does not apply to the $11.8 million borrowed for the acquisitions or draws on the $1.7 million construction line of credit.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

    This document includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, history of losses, leverage and debt service, gaming regulation and licensing, dependence on key personnel, competition, no dividends, continued losses from horse racing, road improvements, costs associated with maintenance and expansion of Mountaineer Park's infrastructure to meet the demands attending increased patronage, obtaining building permits in the State of Nevada, consummation of the purchase of a 1/2 acre parcel adjacent to the Las Vegas Property, failure to liquidate discontinued operations, cyclical nature of business, limited public market and liquidity, lack of public market, shares eligible for future sale, impact of anti-takeover measures, the Company's common stock being subject to penny stock regulation and other risks detailed in the Company's Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

    The Company earned revenues for the respective six month and three month periods in 1998 and 1997 as shown below:

                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                            JUNE 30                       JUNE 30
                                  ----------------------------  ----------------------------
                                      1998           1997           1998           1997
                                  -------------  -------------  -------------  -------------
OPERATING REVENUES
Video lottery operations........  $  15,505,000  $  12,732,000  $  29,473,000  $  22,785,000
Parimutuel commissions..........      1,119,000      1,197,000      2,361,000      2,246,000
Lodging, food and beverage......      1,802,000      1,371,000      3,140,000      2,314,000
Other revenues..................        420,000        297,000        642,000        494,000
                                  -------------  -------------  -------------  -------------
Total Revenues                    $  18,926,000  $  15,597,000  $  35,616,000  $  27,839,000
                                  -------------  -------------  -------------  -------------
                                  -------------  -------------  -------------  -------------

    The Company's subsidiary, Mountaineer Park, has exhibited steady, pronounced revenue growth under the expansion plan, which began in 1994, centered around video lottery operations. The emergence of video lottery operations as Mountaineer Park's dominant profit center and the 1996 amendment of the West Virginia video lottery law (the "Lottery Law") to permit the addition of video game themes depicting symbols on reels commonly referred to as "line games" or "slot games" ("Slot Terminals") have allowed the Company to generate increased revenues. Primarily as a result of this significant increase in gaming revenues, the Company earned a $1,829,000 profit from continuing operations for the second quarter of 1998 and $3,104,000 profit from continuing operations for the six months ending June 30, 1998. In March 1998, the Lottery Law was further amended with respect to the permitted number and location of video lottery terminals pursuant to which Mountaineer Park is entitled, effective June 13, 1998, to change the ratio of video lottery terminals ("VLTs") located in its lodge facility versus the racetrack building from 1:1 to 2:1. Since the end of the second quarter of 1998, one hundred VLTs were moved from the racetrack building to the lodge. Along with these one hundred machines, the company leased two hundred additional machines. These three hundred machines are currently located in the new 12,000 square foot lodge addition, which opened July 1, 1998. As of July 2, 1998, the lodge has 800 VLTs and the racetrack has 400 VLTs for a total of 1,200 VLTs at Mountaineer Park. See "Liquidity and Sources of Capital--Capital Improvements."

    The Company, through its newly formed, wholly owned subsidiary, Speakeasy Gaming of Reno, Inc., consummated the purchase on May 5, 1998 of the Reno Property for $8 million. The transaction was an asset purchase for cash, and the Reno Property is qualified for unrestricted casino gaming upon licensing of a casino operator pursuant to "grandfather" provisions of applicable state and municipal laws. The Company expects to apply for gaming approval and intends to lease the gaming area to a licensed casino operator. The Company also plans to pursue a franchise agreement for the reno Property with Ramada Franchise Systems, Inc.

    The Company through its newly formed, wholly owned subsidiary, Speakeasy Gaming of Las Vegas, Inc., consummated the purchase on May 5, 1998 of the Las Vegas Property for $5.5 million. The transaction was an asset purchase for cash, and the Las Vegas Property is qualified for unrestricted casino gaming upon licensing of a casino operator pursuant to "grandfather" provisions of applicable state and municipal law. The Company expects to apply for gaming approval and intends to lease the gaming area to a licensed casino operator. The Company also plans to pursue a franchise agreement for the Las Vegas Property with Ramada Franchise Systems, Inc.

    The profitability of the Nevada Properties will be directly related to whether and when the Company obtains all necessary Nevada gaming approvals. The Company has been advised that the licensing process may take approximately a year to complete, and that there can be no assurance that the Company will obtain such licenses. The Company does not believe that delays in the licensing process would have a material adverse effect on its current cash flow.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

    Total revenues increased from $15.6 million in the second quarter of 1997 to $18.9 million in 1998, an increase of 21%. Approximately $2.8 million of the increase was produced by video lottery operations, while the parimutuel commissions and lodging, food, beverage and other operations at Mountaineer Park contributed approximately $500,000 of additional revenues. Management believes the increase resulted primarily from increased patronage resulting from the Company's expanded advertising activities, greater familiarity of customers with Mountaineer Park's gaming machines and other enhanced facilities, and the increase in parimutuel purse size. The Nevada Properties contributed $283,000 in lodging, food and beverage revenues in the quarter ended June 30, 1998.

    VIDEO LOTTERY OPERATIONS. The Company, through Mountaineer Park, has operated VLTs in West Virginia since December 1992; operations were conducted under a provisional license until September 1994. The Lottery Law (the "Lottery Law"), signed in March 1994, allowed the uninterrupted continuation of video lottery games at Mountaineer Park, and permitted the Company to increase its number of VLTs from 165 to 400 on September 4, 1994. In July 1995, the Company placed into operation an additional 400 VLTs, bringing the total number of VLTs in operation to 800. The 800 VLTs then in operation offered only card games and keno ("Card Terminals").

    Upon the enactment of an amendment of the video Lottery Law permitting Slot Terminals, in July of 1996 Mountaineer Park replaced 350 Card Terminals with Slot Terminals. In October of 1996, Mountaineer Park converted an additional 50 Card Terminals to Slot Terminals. In March of 1997, Mountaineer Park purchased and installed 400 new Slot Terminals and removed 200 previously leased Card Terminals, bringing the total number of VLTs to 1,000 as of March 13, 1997, consisting of 800 Slot Terminals and 200 Card Terminals. In March 1998, the Lottery Law was further amended with respect to the permitted number and location of video lottery terminals pursuant to which Mountaineer Park is entitled to change the ratio of VLTs located in its lodge facility versus the racetrack building from 1:1 to 2:1. In July of 1998, having obtained the Lottery Commission's approval to increase the facility's number of VLTs from 1,000 to 1,200, Mountaineer Park increased the number of VLTs in the Lodge from 500 to 800 by installing 200 new VLTs and moving 100 VLTs from the racetrack. Accordingly, at August 11, 1998, Mountaineer Park operates 800 VLTs at the Lodge and 400 at the racetrack. See "Liquidity and Sources of Capital--Capital Improvements".

    The results of video lottery operations reflect a four-year trend of significantly increasing aggregate net win, coupled with an increase in average daily net win per terminal since the inception of Slot Terminals. The Company plans to pursue additional growth in its video lottery operations. The aggressive newspaper marketing campaign begun in July 1996 continued through June 30, 1998 and is still continuing coupled with an extensive direct mail campaign. In January of 1997, Mountaineer also began broadcasting a 30-minute "infomercial" advertisement on television affiliates within a two-hour driving radius.

    The Company has completed a large-scale redecoration of Mountaineer Park's video lottery facilities, including expansion of ancillary dining and bar areas at the lodge and racetrack. The Company has spent $18 million on this expansion and redecoration. In July 1998, Mountaineer Park completed a 12,000 square foot addition to the Speakeasy Gaming Saloon to house additional VLTs and enlarge dining and entertaining facilities. For the three months ended June 30, 1998, average daily net win for VLTs placed at the racetrack was $72 (including $0 for days when there was no live racing), compared to $268 on the Lodge-based terminals for a facility-wide average of $170 per VLT per day. Management believes that the increase from 500 to 800 VLTs at the lodge will result in a higher overall net win for the facility. Although management believes that revenues will increase at the racetrack, the Company's primary focus is to expand its lodge operations. See "Parimutuel Commissions" and "Liquidity and Sources of Capital-- Capital Improvements."

    A summary of the video lottery gross wagers less patron payouts ("net win") for the three months ended June 30, 1998 and 1997 is as follows:

                                                                      THREE MONTHS ENDED
                                                                           JUNE 30
                                                                 ----------------------------
                                                                     1998           1997
                                                                 -------------  -------------
Total gross wagers.............................................  $  55,848,000  $  44,408,000
Less patron payouts............................................  $  40,343,000  $  31,676,000
                                                                 -------------  -------------

Revenue--video lottery operations..............................  $  15,505,000  $  12,732,000
                                                                 -------------  -------------

Average daily net win per terminal.............................  $         170  $         140
                                                                 -------------  -------------
                                                                 -------------  -------------

    Revenues from video lottery operations increased by 22% from $12.7 million in the second quarter of 1997 to $15.5 million in 1998. Management believes the increase resulted primarily from increased patronage resulting from the Company's expanded advertising activities, greater familiarity of customers with the Company's gaming machines, other enhanced facilities and the increase in parimutuel purse size.

    PARIMUTUEL COMMISSIONS. Parimutuel commissions revenue is a function of wagering handle, which means the total amount wagered without regard to predetermined deductions, with a higher commission earned on a more exotic wager, such as a trifecta, than on a single horse wager, such as a win, place, or show bet. In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The total wagering handle is composed of the amounts wagered by each individual according to the wagering activity. The total amounts wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a "take-out" or gross commission, from which the racetrack pays state and county taxes and racing purses. The Company's parimutuel commission rates are fixed as a percentage of the total wagering handle or total amounts wagered. Mountaineer Park's parimutuel commissions for the three months ended June 30, 1998 and 1997 are summarized below:

                                                                       THREE MONTHS ENDED
                                                                            JUNE 30
                                                                  ----------------------------
                                                                      1998           1997
                                                                  -------------  -------------
Simulcast racing parimutuel handle..............................  $   5,809,000  $   5,366,000
Live racing parimutuel handle...................................      5,547,000      5,818,000
Less patrons' winning tickets...................................     (9,048,000)    (8,868,000)
                                                                  -------------  -------------
                                                                      2,308,000      2,316,000

    Less:
State and county parimutuel tax.................................       (118,000)      (134,000)
Purses and Horsemen's Association...............................       (991,000)      (985,000)
                                                                  -------------  -------------
Revenues--parimutuel commissions................................  $   1,199,000      1,197,000

    Management believes these changes resulted primarily from increased video lottery attendance, cross-marketing from such activity, and completing 51 of the 210 annually required racing days in the second quarter of 1998 compared to 65 days in the same period in 1997. For live racing, Mountaineer Park paid average daily purses of $61,800 in the three months ended June 30, 1998, a 43% increase over the $43,300 average daily live purses in the corresponding period of 1997, and sponsored stakes races of up to $25,000 in the three months ended June 30, 1998 and in the corresponding period in 1997. Management believes that periodic increases in average daily purses and purses for stakes races will attract higher quality racehorses. Management believes that over time such increases and improvements should lead to increased live racing handle, or alternatively smaller decreases. Management also believes that the enhanced quality of racehorses should improve the Company's prospects in export simulcasting. Commencement of export simulcasting activity would not only create a new source of revenue but the anticipated related increase in gross dollars wagered on the Company's live races should also generate increases in live handle (as a greater and more diverse wagering pool lessens the impact a particular wager will have on the pay-off odds). Management intends to continue its policy of increasing average daily purses in the remainder of fiscal year 1998 as well as sponsor substantially increased stakes races attempting to develop an export simulcast business. No assurance can be given, however, that the Company will successfully commence export simulcasting or that the anticipated results will be realized. See "Costs and Expenses" and "Parimutuel Commission Operating Costs".

    In 1997, the West Virginia legislature passed a bill which reduced the minimum number of annually required racing days from 220 to 210 commencing in 1998. Additionally, the bill specified procedures which allow further reductions in the required number of live race days if certain conditions exist, subject to approval by the State Racing Commission. The Company believes that the reduction in the number of racing days required will reduce the direct costs of its racing operations.

    FOOD, BEVERAGE AND LODGING OPERATIONS. Food, beverage and lodging revenues at Mountaineer Park accounted for a combined increase of 31% to $1.8 million for the three months ended June 30, 1998. Restaurant, bar and concession facilities produced $136,000 of the revenue increase, while lodge revenues increased $295,000. Food and beverage operations accounted for approximately 67% and 78% of the revenues earned by this profit center in the second quarters of 1998 and 1997, respectively. Management believes that increased revenues from lodging, food and beverage resulted primarily from enhanced video lottery facilities and related advertising, which in turn led to increased consumption of food and beverages by the Company's customers. The ratio of revenue from food and beverage to revenue from lodging with respect to Mountaineer Park has generally remained constant, reflecting that Mountaineer Park has historically drawn more day traffic than overnight stays. The Company's Nevada Properties contributed additional lodging, food and beverage revenues of $283,000 in the quarter ended June 30, 1998.

    OTHER OPERATING REVENUE. Other sources of revenues consist primarily of non-core businesses such as admission, programs, golf, tennis and swimming. While these lines of business are not the Company's most profitable, the Company believes they enhance the entertainment experience for Mountaineer Park's gaming patrons. Such other revenues increased by $123,000 or 41% to $420,000 for the three-month period ended June 30, 1998 compared to the same period in 1997.

    COSTS AND EXPENSES. Operating costs and gross profits earned from operations for the three-month periods ended June 30, 1998 and 1997 are as follows:

                                                                      THREE MONTHS ENDED
                                                                           JUNE 30
                                                                 ----------------------------
                                                                     1998           1997
                                                                 -------------  -------------
Operating Costs

Video lottery operations.......................................  $   9,040,000  $   7,907,000
Parimutuel commissions.........................................      1,252,000      1,509,000
Lodging, food and beverage.....................................      1,304,000      1,212,000
Other revenues.................................................         49,000        280,000
                                                                 -------------  -------------
    Total Operating Costs......................................  $  11,645,000  $  10,908,000
                                                                 -------------  -------------
                                                                 -------------  -------------

Gross profit (Loss)

Video lottery operations.......................................  $   6,465,000  $   4,825,000
Parimutuel commissions.........................................        (53,000)      (312,000)
Lodging, food and beverage.....................................        498,000        159,000
Other revenues.................................................        371,000         17,000
                                                                 -------------  -------------
    Total Gross Profit.........................................  $   7,281,000  $   4,689,000
                                                                 -------------  -------------
                                                                 -------------  -------------

    Mountaineer's 21% increase in revenues resulting from the expanded scope of entertainment offerings resulted in higher total costs, as expenses increased by 7% to $11.6 million in the first quarter of 1998. Approximately $1.1 million of the increase was attributable to the cost of operating video lottery terminals, which includes applicable state taxes and fees and related advertising. The Company experienced a 42% increase in marketing and promotions expense, a 74% increase in general and administrative expenses, and a 52% increase in depreciation and amortization. The increased marketing and promotion expenses were due primarily to the Company's "Hancock County: The Action's Closer Than You Think" infomercial, increases in direct mail, print, radio and television advertising and increased prize giveaways. The increase in general and administrative expenses was due primarily to (1) additional personnel engaged in video lottery, housekeeping and security to accommodate Mountaineer Park's larger crowds; (2) additional marketing and promotional personnel, both to implement the Company's marketing plan and to analyze the effectiveness of the Company's marketing efforts to obtain the maximum long-term benefits of such efforts; and (3) professional fees related to financing activity. The Company is attempting to expand the video lottery business, while attempting to reduce the losses of the parimutuel business, by increasing productivity, expanding marketing efforts, increasing purse sizes and attracting higher quality jockeys and horses to increase parimutuel wagering. See "Parimutuel Commissions." Gross profit from the Company's four profit centers increased from $4.7 million for the second quarter of 1997 to $7.3 million for the same period in 1998.

    VLTS OPERATING COSTS. Costs of video lottery revenue increased by $1.1 million or 14% from $7.9 million for the three months ended June 30, 1997, to $9.0 million for the three months ended June 30, 1998, primarily reflecting an increase in statutory expenses. Additional expenses were incurred in connection with video lottery, housekeeping and security personnel.

    After payment of a State Administrative Fee of up to 4% of revenues, Mountaineer is obligated to make payments from the remaining video lottery revenues to certain funds administered by the West Virginia Lottery Commission as follows: State Tax 30%, Horsemen's Purse Fund 15.5%, Tourism Promotion 3%, Hancock County Tax 2%, Stakes Races 1%, Veteran Memorial 1%. and Employee Pension Fund 0.5%. Assessments paid to the Employee Pension Fund are returned by the Lottery Commission to a defined contribution pension plan administered by Mountaineer Park for the sole benefit of Mountaineer Park employees. Assessments paid to the Horsemen's Purse Fund are returned by the Lottery Commission to bank accounts administered by Mountaineer for the sole benefit of horse owners who race at Mountaineer. These funds are used exclusively to pay purses for thoroughbred races run at Mountaineer, in amounts determined by Mountaineer in accordance with its agreement with the Horsemen's Benevolent and Protective Association. Taxes and assessments paid to all of these funds are included in "Costs of Video Lottery Terminals in the Consolidated Statement of Operations.

    Statutory costs and assessments, including the State Administrative Fee, for the respective three month periods are as follows:

                                                                        THREE MONTHS ENDED
                                                                             JUNE 30
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Employee Pension Fund.............................................  $     77,000  $     64,000
Horsemen's Purse Fund.............................................     2,429,000     1,962,000
                                                                    ------------  ------------

SUBTOTAL..........................................................  $  2,506,000  $  2,026,000

State of West Virginia............................................  $  4,538,000  $  3,871,000
Tourism Promotion Fund............................................       470,000       379,000
Hancock County....................................................       314,000       253,000
Stakes Races......................................................       157,000       126,000
Veteran's Memorial................................................       157,000       126,000
                                                                    ------------  ------------

TOTAL.............................................................  $  8,142,000  $  6,781,000
                                                                    ------------  ------------
                                                                    ------------  ------------

    The remaining significant expenses allocated to video lottery operations consist of VLT lease expense ($266,000 in the second quarter of 1998 and the second quarter of 1997), direct and indirect wages and employee benefits ($261,000 in the second quarter of 1998, compared to $221,000 in the second quarter of 1997), and utilities, property tax, waste and sewage disposal and insurance ($52,000 in the second quarter of 1998 versus $69,000 in the second quarter of 1997). Mountaineer Park's total waste disposal costs are currently estimated by management to be approximately $200,000 per quarter, substantially as a result of the increase in patron attendance at Mountaineer Park. The State of West Virginia has authorized Hancock County to build an expanded sewage system that would serve the Chester area, which is scheduled to be completed in approximately October 1999. The Company believes that such a system would reduce significantly Mountaineer Park's waste and sewage disposal costs.

    Wages and benefits expense increased from the second quarter of 1997 to the second quarter of 1998 in response to higher levels of patron play.

    PARIMUTUEL COMMISSIONS OPERATING COSTS. Costs (the individual components of which are detailed below) of parimutuel commission revenue decreased by $257,000, or 17%, from $1.5 million in the first quarter of 1997, to $1.3 million in the second quarter of 1998. Purse expense (consisting of statutorily determined percentages of live racing handle) decreased 5% to $540,000 in the second quarter of 1998, which is consistent with the decrease in live handle and the reduction of the number of race days conducted. In connection with simulcasting race operations, contractual fees paid to host tracks and additional statutorily determined percentages of simulcast commissions contributed to the purse fund for live racing increased $26,000 to $339,000 in the second quarter of 1998 consistent with the 8% increase in simulcasting wagers. Parimutuel commissions revenue is reported net of these expenses in the Consolidated Statement of Operations.

    Totalisator and other lease expenses remained stable at approximately $113,000 in the second quarters of 1998 and 1997. Direct and indirect wages and employee benefits attributable to racing operations decreased ($96,000) to $655,000 in the three months ended June 30, 1998. The number of live race performances decreased by 14 days in 1998 to 51 days as compared to the same period in 1997.

    Other costs of parimutuel commissions revenue increased in the aggregate by approximately $76,000 in the second quarter of 1998 from $535,000 in the second quarter of 1997 (primarily as a result of allocation of overhead items including advertising, personnel and professional fees as determined by management).

    Mountaineer Park's labor agreement with approximately 50 mutual and 9 video lottery employees has been extended to November 30, 2002. The Company's agreement with HBPA has been extended until January 1, 2001.

    FOOD, BEVERAGE AND LODGING OPERATING COSTS. Operating costs of the Company's lodging, food and beverage operations increased by $92,000 from $1.2 million in the second quarter of 1997 to $1.3 million in the second quarter of 1998. Direct expenses of the Company's food and beverage operations increased by 27% from $720,000 in 1997 to $913,000 for the same period in 1998. Additionally the Nevada Properties' food, beverage and lodging operating cost in the second quarter of 1998 were $218,000.

    Lodging direct costs totaled $391,000 for the second quarter of 1998 as opposed to $318,000 in 1997. This increase resulted primarily from an increase in the cost of the lodge's waste and sewage disposal of $29,000 in 1998. Also lodge wages and employee benefits increased by $25,000 in 1998. This increase was caused by an increase in service personnel in these areas. See "VLTs Operating Costs".

    COSTS OF OTHER OPERATING REVENUES. Costs of other revenues consisting primarily of non-core businesses such as racing programs, golf, tennis and swimming decreased by $231,000 from $280,000 in the second quarter of 1997 to $49,000 in the second quarter of 1998.

    MARKETING AND PROMOTIONS EXPENSE. Marketing expenses at Mountaineer Park increased by 42% from $777,000 for the second quarter of 1997 to $1.1 million for the same period in 1998. Management has started an aggressive regional marketing campaign centered on its 30-minute infomercial broadcasts throughout portions of a two-hour driving radius of Mountaineer Park. In the first six months of 1997 and 1998, Mountaineer Park's marketing and promotion costs were defrayed by a state grant in the amount of approximately $330,000 from a convention and visitors bureau of which Mountaineer Park is a member. The Company has been granted an additional $320,000 to be received in the last six months of 1998.

    GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST. The Company's general and administrative expense increased by $1.1 million to $2.6 million, from $1.5 million for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Such increase resulted primarily from an increase in acquisition costs by $456,000, service personnel (by $351,000) and professional fees by 51,000.

    In the second quarter of 1998, the Company incurred $1 million of interest expense as compared with $762,000 of interest expense in the second quarter of 1997. $112,000 of the increase is attributable to the Company's increased borrowing in connection with the acquisition of the Nevada Properties.

    Depreciation and amortization costs increased 52% from $546,000 in the second quarter of 1997 to $829,000 in the second quarter of 1998, reflecting increased capitalization of improvements completed at Mountaineer Park's facilities.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

    Total revenues increased from $27.8 million in the first two quarters of 1997 to $35.6 million in 1998, an increase of $7.8 million or 28%. Of this increase, 86%, or $6.7 million can be attributed to the video lottery operations. Parimutuel commissions increased by $115,000 for the six months ended June 30, 1998. Food, beverage, lodging and other operations contributed $974,000 of increased revenues for this period. Management believes the increase resulted primarily from increased patronage resulting from the Company's expanded advertising activities, greater familiarity of customers with Mountaineer Park's gaming machines, other enhanced facilities, and the increase in parimutuel purse size.

    VIDEO LOTTERY OPERATIONS. A summary of the video lottery gross wagers less patron payouts ("net win") for the six months ended June 30, 1998 and 1997 is as follows:

                                                                  SIX MONTHS ENDED JUNE 30
                                                               ------------------------------
                                                                    1998            1997
                                                               --------------  --------------
Total gross wagers...........................................  $  105,436,000  $   79,170,000
Less patron payouts..........................................     (75,963,000)    (56,385,000)
                                                               --------------  --------------
Revenues--video lottery operations...........................  $   29,473,000  $   22,785,000
                                                               --------------  --------------
                                                               --------------  --------------

Average daily net win per terminal...........................  $          163  $          136
                                                               --------------  --------------
                                                               --------------  --------------

    Revenues from video lottery operations increased by 29% from $22.8 million in the first six months of 1997 to $29.5 million in 1998. Management attributes the increase to the following factors: extensive advertising, featuring a 30 minute infomercial broadcast on television affiliates within a two hour driving radius and greater familiarity of customers with the Company's gaming machines, other enhanced facilities and the increase in parimutuel purse size.

    PARIMUTUEL COMMISSIONS. Mountaineer's parimutuel commissions for the six months ended June 30, 1998 and 1997 are summarized below:

                                                                   SIX MONTHS ENDED JUNE 30
                                                                ------------------------------
                                                                     1998            1997
                                                                --------------  --------------
Simulcast racing parimutuel handle............................  $   11,495,000  $   10,801,000
Live racing parimutuel handle.................................      10,453,000       9,979,000
  Less patrons' winning tickets...............................     (17,423,000)    (16,462,000)
                                                                --------------  --------------
                                                                     4,525,000       4,318,000

Less
  State and county parimutuel tax.............................        (243,000)       (253,000)
  Purses and Horsemen's Association...........................      (1,921,000)     (1,819,000)
                                                                --------------  --------------
Revenues--parimutuel commissions..............................  $    2,361,000  $    2,246,000
                                                                --------------  --------------
                                                                --------------  --------------

    Simulcast handle in the first six months of 1998 increased 6.4% to $11.5 million in comparison to the same period in 1997. Live racing handle increased by 5% from $10.0 million in 1997 to $10.5 million in 1998. These increases resulted from increased video lottery attendance and cross-marketing from such activity. Mountaineer has completed 103 days of the annually required 210 days in the first half of 1998 compared to 115 days in 1997.

    Mountaineer paid average daily live purses of $57,900 in the first six months of 1998, a 38% increase over the $42,000 average for the corresponding period of 1997. Mountaineer also sponsored stakes races of up to $25,000 as compared with $20,000 in 1997.

    FOOD, BEVERAGE AND LODGING OPERATIONS. Food, beverage and lodging revenues accounted for a combined increase of 36% to $3,140,000 for the six months ended June 30, 1998. Restaurant, bar and concession facilities produced $450,000 of the revenue increase, which is a 26% increase over the first six months of 1997. Lodging revenues increased $375,000 for a 16% increase over the same period in 1997. Of the increase in lodging revenues, $279,000 can be attributed to the Nevada Properties acquired in May, 1998. As additional services are offered to the Nevada Properties' customers, the revenues from these two properties should increase significantly. Management believes that increased revenues from lodging, food and beverage resulted primarily from enhanced video lottery facilities and related advertising, which in turn led to increased consumption of food and beverages by the Company's customers. The ratio of revenue from food and beverage to revenue from lodging for the West Virignia property has generally remained constant, reflecting that Mountaineer Park has historically drawn more day traffic than overnight stays.

    OTHER OPERATING REVENUE. Other sources of revenues increased by $148,000 to $642,000 for the six month period ended June 30, 1998 compared to the same period in 1997. Other operating revenues are primarily derived from the sale of racing programs and admission fees relating to Mountaineer's periodic boxing and concert events. Concert ticket sales accounted for $91,000 of other operating revenues for the six months ended June 30, 1998 in comparison to $21,000 in 1997.

    COSTS AND EXPENSES. Operating costs and gross profit earned from operations for the six month periods ended June 30, 1998 and 1997 are as follows:

                                                                   SIX MONTHS ENDED JUNE 30
                                                                 ----------------------------
                                                                     1998           1997
                                                                 -------------  -------------
Operating Costs:
  Video lottery operations.....................................  $  17,852,000  $  14,305,000
  Pari-mutuel commissions......................................      2,689,000      2,791,000
  Lodging, food and beverage...................................      2,555,000      2,049,000
  Other revenues...............................................        229,000        563,000
                                                                 -------------  -------------
    Total Operating Costs......................................  $  23,325,000  $  19,708,000
                                                                 -------------  -------------
                                                                 -------------  -------------

Gross Profit (Loss)
  Video lottery operations.....................................  $  11,621,000  $   8,480,000
  Pari-mutuel commissions......................................       (328,000)      (545,000)
  Lodging, food and beverage...................................        585,000        265,000
  Other revenues...............................................        413,000        (69,000)
                                                                 -------------  -------------
                                                                 $  12,291,000  $   8,131,000
                                                                 -------------  -------------
                                                                 -------------  -------------

    Mountaineer's 28% increase in revenues resulted in higher total costs, as expenses increased by 18% to $23.3 million in the first half of 1998. Gross profit from the Company's four profit centers increased by 51% from the $8.1 million for the first two quarters of 1997 to $12.3 million for the same period in 1998.

    VIDEO LOTTERY OPERATING COSTS. Costs of VLTs increased by $3.5 million, or 25%, to $17.9 million for the six months ended June 30, 1998, reflecting the increase in statutory expenses directly related to the 29% increase in video lottery revenues.

    Statutory costs and assessments, including the State Administrative Fee, for the respective six month periods are as follows:

                                                                   SIX MONTHS ENDED JUNE 30
                                                                 ----------------------------
                                                                     1998           1997
                                                                 -------------  -------------
Employees Pension Fund.........................................  $     145,000  $     112,000
Horsemen's Purse Fund..........................................      4,507,000      3,458,000
                                                                 -------------  -------------
Subtotal.......................................................  $   4,652,000  $   3,570,000

State of West Virginia.........................................      9,120,000      7,167,000
Tourism Promotion Fund.........................................        872,000        669,000
Hancock County.................................................        582,000        446,000
Stakes Races...................................................        291,000        223,000
Veteran's Memorial.............................................        291,000        223,000
                                                                 -------------  -------------
                                                                 $  15,808,000  $  12,298.000
                                                                 -------------  -------------
                                                                 -------------  -------------

    The remaining significant expenses of the Company with respect to its video lottery operations consist of VLT lease expense incurred ($621,000 in the first half of 1998 compared to $586,000 in 1997), and utilities and waste removal expense allocated ($292,000 in the first half of 1998 compared to $286,000 in 1997). Direct and indirect wages and employee benefits increased by 22% to $726,000 for the first six months of 1998.

    Wages and benefits expense increased from 1997 to 1998 in response to higher levels of patron play and patron volume. Management believes these costs will increase in future quarters due to the addition to the lodge and the growth of customer volume.

    PARIMUTUEL COMMISSIONS OPERATING COSTS. Costs of parimutuel commissions decreased by $102,000 or 4%, from $2.8 million in the first two quarters of 1997 to $2.7 million in the first two quarters of 1998. Purse expense (consisting of statutorily determined percentages of live racing handle) rose 5% to $1 million in the first half of 1998, which is consistent with the 5% increase in live handle. In connection with simulcasting race operations, contractual fees paid to host tracks and additional statutorily determined percentages of simulcast commissions contributed to the purse fund for live racing increased $47,000 to $787,000 in the first half of 1998, which is consistent with the 6.4% increase in simulcasting wagering. Parimutuel commissions revenue is reported net of these expenses in the Consolidated Statement of Operations.

    Totalisator and other lease expenses remained stable at approximately $226,000 in the first two quarters of 1998 and 1997. Wages and benefits relating to the Company's racing operations decreased $108,000 or 8% to $1,292,000 in the six months ended June 30, 1998. the number of live race performances decreased by 12 days in 1998 to 103 days as compared to 115 days in 1997.

    FOOD, BEVERAGE AND LODGING OPERATING COSTS. Operating costs of the Company's lodging, food and beverage operations increased by 25% to $2,255,000 in the first six months of 1998. Direct expenses of the Company's food and beverage operations increased by 31% from $1.3 million in 1997 to $1.7 million for the same period in 1998. The food and beverage operation earned a gross profit of $438,000, a decrease of 7%, in the first six months of 1998, compared to $473,000 in 1997.

    Lodging direct costs totaled $831,000 for the first six months of 1998 as opposed to $575,000 in 1997. Of this amount, $215,000 was generated by the Nevada Properties purchased in May 1998. The remaining

$616,000 of direct cost is attributed to the West Virginia facility. Lodge wages and employee benefits increased by $40,000 in 1998. This increase was caused by an increase in service personnel in these areas.

    COSTS OF OTHER OPERATING REVENUES. Costs of other revenues decreased by $334,000 from $563,000 for the six months ended June 30, 1997 to $229,000 for the six months ended June 30, 1998, due in part to the closure of the tennis courts and one of the swimming pools.

    MARKETING AND PROMOTIONS EXPENSE. Marketing expenses at the Company's Mountaineer operation increased 32% from $1.4 million for the first half of 1997 to $1.8 million for the same period in 1998. In 1996, management started an aggressive regional marketing campaign centered on its 30-minute infomercial broadcasts throughout portions of a two hour driving radius of Mountaineer. In the first six months of 1997 and 1998, Mountaineer's marketing and promotions costs were defrayed by a state grant in the amount of approximately $330,000 from a convention and visitors bureau of which Mountaineer is a member. The Company has been granted an additional $320,000 to be received in the last six months of 1998.

    GENERAL AND ADMINISTRATIVE AND INTEREST EXPENSES. General and administrative expense increased by $1.7 million to $4.3 million, or 65%, from $2.6 million for the six month periods ended June 30, 1998 and 1997, respectively. Such increase resulted primarily from an increase in acquisition costs, service personnel and professional fees.

    In the first two quarters of 1998, the Company incurred $1,822,000 of interest expense as compared with $1,856,000 of interest expense in the first two quarters of 1997. On May 6, 1998, the Third Amended and Restated Term Loan Agreement was entered into to finance the acquisition and improvement of the Nevada Properties. This increased the loan amount to $33,391,500, which caused an increase in interest expense for the first six months of 1998 of $112,000. See "Nevada Properties." Interest expense for the six months ended June 30, 1998 decreased as compared with the six months ended June 30, 1997, notwithstanding the increase in the outstanding loan amount, as a result of deferred financing costs recorded in the first six months of 1997.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses increased by 56%, or $556,000 to $1.6 million for the six months ended June 30, 1998. This increase reflects the increased capitalization of improvements completed at Mountaineer Park's facilities and the allocation of $3.1 million for the purchase of 400 VLTs in March 1997 and $1.2 million with respect to the parking lots completed subsequent to the first quarter of 1997.

CASH FLOWS

    The Company's operations produced $4,064,000 in cash flow in the six months ended June 30, 1998, compared to $3,053,000 produced in the first three months of 1997. Current year noncash expenses include $1,553,000 of depreciation and amortization and $231,000 for the amortization of deferred financing costs.

    The Company invested $1.8 million in capital improvements for the West Virginia property in the first half of 1998 versus $5.0 million in 1997. The Company also invested $13.5 million with respect to the purchase of the Nevada Properties.

LIQUIDITY AND SOURCES OF CAPITAL

    The Company's working capital balance as of June 30, 1998 was $10,646,000 and its unrestricted cash balance was $7,997,000. Racing purses are paid from funds contributed by the Company to bank accounts owned by the horse owners who race at Mountaineer Park. At June 30, 1998, the balances in these accounts exceeded purse obligations by $970,000. This amount is available for payment of future purse obligations at the discretion of the Company and in accordance with the terms of its agreement with the HBPA.

    LONG-TERM DEBT AND LINE OF CREDIT REFINANCING. Effective July 2, 1997, Mountaineer Park and the Company amended and restated the July 2, 1996 Term Loan Agreement, which had been previously amended and restated as of December 10, 1996. The December 10, 1996 Amended Term Loan Agreement reflected an increase in the amount borrowed from $5 million to $16.1 million, established a $5,376,500 revolving line of credit, and converted the lender's position from second to first trust holder.

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

    As consideration for the lender's entering into the Second Amended Term Loan Agreement, Mountaineer Park agreed (i) to pay a one time fee of approximately $1.8 million or 8.5% of the total amount borrowed, which was payable over the first year of the term (as of June 30, 1998, the Company paid the full amount of this fee; (ii) to pay interest at the rate of 13% (compared to 12% on the $16.1 million term loan and 15% on the $5.4 million line of credit under the Amended Term Loan Agreement); and (iii) to pay a call premium equal to 5% in the event of prepayment during the first year of the term, declining to 3% during the second year, 2% in the third year and 1% in the final year.

    The Company, as guarantor, entered into the Third Amended and Restated Term Loan Agreement, dated as of April 30, 1998, by and among Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc. and Madeleine LLC in order to finance certain acquisitions by subsidiaries of the Company which were consummated on May 5, 1998. This increased the loan amount to $33,391,500, which caused an increase in interest expense for the first six months of 1998 of $112,000.

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

    On March 14, 1998, the West Virginia State Legislature passed House Bill 4632, which, among other things, amended Section 29-22A-12(b)(5) of the Lottery Law (regarding number and location of video lottery terminals). The amendment, which became effective in June 1998, permitted Mountaineer Park to change the ratio of VLTs located in the Lodge versus the racetrack building from 1:1 to 2:1. The Lottery Commission unanimously approved Mountaineer Park's request to increase the facility's total number of VLTs from 1000 to 1200 and to implement the new 2:1 lodge/racetrack ratio by installing 200 new VLTs and moving 100 VLTs form the racetrack to the lodge. Accordingly, Mountaineer Park now operates 800 VLTs at the Lodge and 400 at the racetrack to maximize the success of the Company's lodge-based video lottery operations. See "Video Lottery Operations".

    On October 7, 1997, Mountaineer entered into an agreement by which it obtained an exclusive option to purchase 349 acres of real property located adjacent to its Hancock County, West Virginia operation. Mountaineer paid $100,000 in exchange for an irrevocable option to purchase the property for $600,000 before October 1, 1998, with payment to be made in the form of a $200,000 cash payment at closing and a $400,000 term note bearing interest at 9% payable over five years. The Company intends to exercise this option to purchase substantially all such 349 acres.

    In February 1998, Mountaineer Park purchased from Realm, Inc. 350 acres in Chester, West Virginia, located adjacent to Mountaineer Park's operations, for a purchase price of $240,000, exclusive of brokerage fees and closing costs of approximately $30,000. The Company has no current plans to develop this unimproved property.

    OUTSTANDING OPTIONS AND WARRANTS. As of June 30, 1998, there were outstanding options and warrants to purchase 8,347,247 shares of the Company's common stock below market price. Of this amount, warrants to purchase 2,471,874 shares are held by the Company's lender whose exercise rights are subject to a statutory ownership limitation not to exceed 5% of the Company's outstanding voting shares without prior approval of the West Virginia Lottery Commission. All but 70,000 of such shares are either subject to registration rights or the Company's intention to effect registration and will be included in a registration statement which the Company intends to file with the Securities and Exchange Commission. See Note 2 to the Condensed and Consolidated Financial Statements for the six months ended June 30, 1998 and 1997. If all such options and warrants were exercised, the Company would receive proceeds of approximately $12.8 million.

    DEFERRED INCOME TAX BENEFIT. Management believes that the substantial and steady revenue increases earned in the past three years will continue, and ultimately occur in amounts which will allow the Company to utilize its $18.3 million federal net operating loss tax carry forwards, although there are no assurances that sufficient income will be earned in future years to do so. The utilization of federal net operating losses may be subject to certain limitations.

    COMMITMENTS AND CONTINGENCIES. The Company has various commitments including those under various consulting agreements, operating leases, and the Company's pension plan and union contract. The Company has also entered into new employment agreements with certain employees for periods ranging from one to three years. Compensation under the employment agreements consists of both cash payments and stock option commitments. The Company anticipates cash payments in the amount of approximately $809,000 over the next three years under the employment agreements. The Company believes that it has the ability to meet all of its obligations under the employment agreements. The Company believes that cash generated from operations, cash on hand, and lines of credit will be sufficient to meet all of the Company's currently anticipated commitments and contingencies.

    The Company also has commitments with respect to common stock registration rights, some of which include substantial cash penalties if the Company does not timely meet its obligations.

    YEAR 2000. The Company has analyzed Year 2000 issues with its computer and software advisors and has assessed the impact of Year 2000 issues on the Company's operations. The Company has come to the determination that there are no Year 2000 issues to be disclosed which would have a material adverse effect on the financial condition of the Company.

    RESULTS OF DISCONTINUED OPERATIONS. On March 31, 1993, the Company's Board approved a formal plan to divest the Company of certain oil and gas operations the Company owns in Michigan through a plan of orderly liquidation. This decision was based upon several factors including (i) the anticipated potential of the Company's gaming operations and the anticipated time to be devoted to it by management, (ii) the expiration of "Section 29" credits, a credit against federal income taxes derived from gas produced from Devonian Shale and "tight sands" formations from wells commenced before January 1993, (iii) the impact of delays in connection with the West Virginia Supreme Court litigation and subsequent passage of enabling legislation for video lottery during 1994 which caused management to focus the Company's efforts and financial resources on Mountaineer Park, and (iv) the Company's desire to continue to place its primary emphasis on its gaming and recreational businesses. That plan of orderly liquidation provided for certain rework, remediation and development costs to address environmental matters, increased production and enhancement of the value of such properties for sale.

    Although the Company has prepared a plan of liquidation with respect to these properties, it has thus far been unable to effect a liquidation of its Michigan properties. The Company has valued such properties at $2,616,000 as of June 30, 1998, net of $252,000 of accrued rework costs, which it believes represents net realizable value for the properties. Nonetheless, given the Company's difficulty in finding a buyer for the properties, it may be required to sell the properties at a loss and on terms substantially less favorable to the Company than initially foreseen or, alternatively, to write down the value of such assets on its consolidated balance sheet. For the six months ended June 30, 1997 and 1998, the Company had no revenues or expenses for discontinued operations. Currently, the Company is negotiating a sale of its remaining oil and gas interests to Fleur-David Corporation or its assignee. There can be no assurance, however, that such sale will be concluded.

NEVADA PROPERTIES

    PURCHASE OF RENO PROPERTY. The Company, through its newly formed, wholly owned subsidiary, Speakeasy Gaming of Reno, Inc., consummated the purchase on May 5, 1998 of the Reno Property for $8 million. The transaction was an asset purchase for cash, and the Reno Property is qualified for unrestricted casino gaming upon licensing of a casino operator pursuant to "grandfather" provisions of applicable state and municipal laws. The Company expects to apply for gaming approval and intends to lease the gaming area to a licensed casino operator. The Company also plans to pursue a franchise agreement for the Reno Property with Ramada Franchise Systems, Inc.

    DESCRIPTION OF THE RENO PROPERTY. The Company purchased the Reno Property from Reno Hotel LLC, an affiliate of the Company's lender, for $8 million in a negotiated transaction. The Reno Property has a total of 262 hotel rooms, 236 of which are located in an eleven story tower and 26 of which are in a separate three-story structure. The property is located at 6th and Lake Streets in Reno and has parking for approximately 238 cars. The tower also has a restaurant, a deli and two bars. The Reno Property has an 8000 square foot casino area and a small convention facility. The property recently underwent renovations of approximately $4 million. The Company's development plans for the casino at the Reno Property call for 350 slot machines, three blackjack tables, a roulette wheel, and a craps table. The Reno Property's casino theme will be similar to the Speakeasy concept in place at the Company's Mountaineer Racetrack & Gaming resort in West Virginia. The Company also plans to spend approximately $500,000 on renovations of the hotel and expansion of the capacity of the convention facility.

    PURCHASE OF THE LAS VEGAS PROPERTY. The Company through its newly formed, wholly owned subsidiary, Speakeasy Gaming of Las Vegas, Inc., consummated the purchase on May 5, 1998 of the Las Vegas Property for $5.5 million. The transaction was an asset purchase for cash, and the Las Vegas Property is qualified for unrestricted casino gaming upon licensing of a casino operator pursuant to "grandfather" provisions of applicable state and municipal law. The Company expects to apply for gaming approval and intends to lease the gaming area to a licensed casino operator. The Company also plans to pursue a franchise agreement for the Las Vegas Property with Ramada Franchise Systems, Inc.

    DESCRIPTION OF THE LAS VEGAS PROPERTY. The Company purchased the Las Vegas Property from Banter, Inc. for $5.5 million. The Las Vegas Property is a 131-room hotel consisting of one two-story building and one three-story building located and 3227 Civic Center Drive in North Las Vegas at the intersection of Cheyenne Avenue and Interstate 15. I-15 is a major interstate freeway, which extends north into Utah and south into the Los Angeles Basin. the Las Vegas Property is approximately five miles from the Las Vegas Motor Speedway and three miles from Nellis Air Force Base. The hotel has a bar, restaurant, and swimming pool as well as parking for approximately 172 cars. The prior owners had operated 25 slot machines at the hotel's bar. The Company plans to construct an addition of approximately 15,000 square feet to house a casino. The Company's plan for the casino calls for 350 slot machines, three blackjack tables, one roulette wheel, and one craps table. The Company plans to implement a motor racing theme for the casino in an effort to accommodate patrons of the nearby Las Vegas Motor Speedway. The Company estimates that the cost of construction of the casino and renovation of some of the hotel rooms will be approximately $2 million. The Company has been advised by the City of North Las Vegas that approval of its current construction plans will require the Company to acquire from a third party an adjacent parcel of approximately 1/2 acre. The Company is negotiating the purchase of the parcel for approximately $120,000 and believes it can complete construction within 120 days after receipt of all necessary governmental approvals.

    OPERATION OF THE NEVADA PROPERTIES/GAMING LICENSING. The Company, Speakeasy Reno Las Vegas and Speakeasy Reno intend to apply as soon as practicable to the authorities in the State of Nevada for all necessary permits and licenses required for the Company to operate casinos at the Nevada Properties. The Company is advised, however, that the licensing process may take approximately one year to complete and that there can be no assurances that the Company will obtain the necessary approvals. Until the Company obtains these approvals, it will not be permitted to conduct gaming or participate in any gaming revenues generated at the Nevada Properties. In the interim, the Company will operate the hotels and restaurants and lease the casino areas to independent, licensed casino operators as permitted by Nevada law.

    FINANCING OF THE ACQUISITIONS. The Company financed the acquisition of the Nevada Properties through its cash on hand and additional borrowings from its existing lender, Madeleine LLC. Pursuant to a Third Amended and Restated Term Loan Agreement entered as of April 30, 1998 by Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., and Speakeasy Gaming of Reno, Inc. jointly and severally as borrowers, the Company as guarantor, and Madeleine LLC as lender, the Company increased its borrowings (previously the principal sum of $21,476,500) by (i) $8 million, representing the full purchase price of the Reno Property; (ii) $3,765,000 toward the purchase of the Las Vegas Property; and
(iii) $150,000 in lender's fees. The Company expended approximately $2 million of its cash reserves for the balance of the purchase price of the Las Vegas Property and closing costs and expenses of the transactions. The loan amendment also provides a construction line of credit of up to $1.7 million for the Las Vegas Property and increases Mountaineer Park's line of credit by $5 million (up to $1.5 million of which may be used for improvements at the Nevada Properties). The loans, as well as any draws against the lines of credit, continue to be for a term ending July 2, 2001 with monthly payments of interest only at the rate of 13% per year with all principal becoming due at the end of the term. The loans likewise remain secured by substantially all of the assets of Mountaineer and now Speakeasy Vegas and Speakeasy Reno and are unconditionally guaranteed by the Company. The call premium applicable to prepayment of the loans ( 3% between July 3, 1998 and July 2, 1999, 2% from July 3, 1999 until July 2, 2000, and 1% from July 3, 2000 until the end of the term), however, does not apply to the $11.8 million borrowed for the acquisitions or draws on the $1.7 million construction line of credit.

ITEM 3.--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not Applicable.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    There is incorporated by reference the information appearing under the caption "Legal Proceedings" in the Company's Form 10-K for the year ended December 31, 1997.

SUBSEQUENT EVENTS

    GEORGE JONES V. MOUNTAINEER PARK, INC. AND MTR GAMING GROUP, INC., Circuit Court of Hancock County West Virginia, Civil Action No. 95-C-103G. On August 11, 1998, the parties executed a stipulation in this action dismissing all claims against the Company with prejudice. Mountaineer Park, Inc. will continue as the Defendant in this action.

ITEM 2.  CHANGES IN SECURITIES

    Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    Not Applicable

ITEM 5.  OTHER INFORMATION

    Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

  3.1  Articles of Incorporation, as amended (1)
  3.2  Amended and Restated Articles of Incorporation, filed as of October 18,
         1996 (2)
  3.3  Amended Bylaws of the Company (3)
 27.1  Financial Data Schedule

------------------------

(1) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(2) Incorporated by reference from the Company's Current Report on Form 8-K dated October 18, 1996, filed November 1, 1996.

(3) Incorporated by reference from the Company's Current Report on Form 8-K dated and filed on February 20, 1998.

    (a) Reports on Form 8-K.

    The Company filed the following Current Reports on Form 8-K during the second quarter of 1998 and thereafter:

(1) A Current Report on Form 8-K was filed by the Company on May 20, 1998, (with the earliest event reported dated May 5, 1998) reporting the following items:

    (i) purchase of the Reno Ramada Hotel in Reno, Nevada from Reno Hotel, LLC.;

    (ii) purchase of the Cheyenne Hotel & Casino in North Las Vegas

(2) An amendment to the Current Report on Form 8-K ( referred to in Section (1 above) was filed by the Company on July 15, 1998 deleting the description of the purchase of the Reno Ramada Hotel under Item 2 of such Form and including such description under Item 5 of such Form.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1933, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          MTR GAMING GROUP, INC.

Date: August 14, 1998

                                          By:/s/ Edson R. Arneault
                                               ------------------------------
                                                     Edson R. Arneault
                                               CHAIRMAN, PRESIDENT, AND CHIEF
                                                     FINANCIAL OFFICER