Form 10-Q
period 1998-09-30
MTR GAMING GROUP INC
filed 1998-11-13
CIK 834162

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO.: 0-20508

                             MTR GAMING GROUP, INC.

             (exact name of registrant as specified in its charter)

           DELAWARE                        84-1103135
 (State or other jurisdiction     (IRS Employer Identification
      of incorporation)                     Number)

        STATE ROUTE 2 SOUTH, P.O. BOX 358, CHESTER, WEST VIRGINIA 26034

                    (Address of principal executive offices)

                                 (304) 387-5712
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes __X__    No ______

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        COMMON STOCK, $.00001 PAR VALUE
                                     Class

                                   20,855,775
                        Outstanding at November 9, 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             MTR GAMING GROUP, INC.
                              INDEX FOR FORM 10-Q

SECTION                                                                                                        PAGE
-----------------------------------------------------------------------------------------------------------  ---------

PART I--FINANCIAL INFORMATION

Item 1--Financial Statements...............................................................................          3

Condensed and Consolidated Balance Sheets at September 30, 1998 and December 31, 1997......................          3

Condensed and Consolidated Statements of Operations for the Three Months and Nine Months Ended September
  30, 1998 and 1997........................................................................................          4

Condensed and Consolidated Statements of Cash Flow for the Nine months Ended September 30, 1998 and 1997...          5

Notes to Condensed and Consolidated Financial Statements...................................................          6

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations..............          9

Item 3--Quantitative and Qualitative Disclosures about Market Risk.........................................         24

PART II--OTHER INFORMATION

Item 1--Legal Proceedings..................................................................................       II-1

Item 2--Changes in Securities..............................................................................       II-1

Item 3--Defaults upon Senior Securities....................................................................       II-1

Item 4--Submission of Matters to a Vote of Securities Holders..............................................       II-1

Item 5--Other Information..................................................................................       II-2

Item 6--Exhibits and Reports on Form 8-K...................................................................       II-2

SIGNATURE PAGE

                                     PART 1

                             FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                             MTR GAMING GROUP, INC.

                    CONDENSED AND CONSOLIDATED BALANCE SHEET

                                                                                     SEPTEMBER 30      DEC. 31
                                                                                         1998           1997
                                                                                     -------------  -------------
                                                     ASSETS

Current Assets
  Cash and cash equivalents........................................................  $  11,013,000  $   7,715,000
  Restricted cash..................................................................        173,000        188,000
  Accounts receivable net of allowance
    For doubtful accounts of $122,000..............................................        527,000        431,000
  Deferred financing costs.........................................................      1,271,000      1,617,000
  Deferred income taxes............................................................      2,550,000      2,550,000
  Other current assets.............................................................        832,000        516,000
                                                                                     -------------  -------------
Total current assets...............................................................     16,366,000     13,017,000
                                                                                     -------------  -------------
Property:
  Land.............................................................................      4,136,000        371,000
  Building.........................................................................     25,651,000     19,014,000
  Equipment and automobiles........................................................      8,108,000      6,388,000
  Furniture and fixtures...........................................................      5,849,000      3,131,000
  Construction in progress.........................................................      1,850,000        258,000
                                                                                     -------------  -------------
                                                                                        45,594,000     29,162,000
                                                                                     -------------  -------------
  Less accumulated depreciation....................................................     (8,463,000)    (6,363,000)
                                                                                     -------------  -------------
                                                                                        37,131,000     22,799,000
                                                                                     -------------  -------------
Net assets of discontinued oil and gas activities..................................      2,693,000      2,616,000
                                                                                     -------------  -------------
Other assets:
  Excess of cost of investments over net assets acquired, net of accumulated
    amortization of $1,417,000 and $1,274,000......................................      2,357,000      2,500,000
Note Receivable....................................................................        461,000              0
Deposits and other.................................................................        629,000        102,000
                                                                                     -------------  -------------
                                                                                         3,447,000      2,602,000
                                                                                     -------------  -------------
                                                                                     $  59,637,000  $  41,034,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.................................................................  $     516,000  $     594,000
  Other accrued liabilities........................................................      1,542,000      2,465,000
  Current portion of long-term debt................................................         31,000         40,000
  Current portion of deferred income taxes.........................................        133,000        133,000
                                                                                     -------------  -------------
Total current liabilities..........................................................      2,222,000      3,232,000
                                                                                     -------------  -------------
Deferred income taxes, less current portion........................................      1,097,000      1,130,000
                                                                                     -------------  -------------
Long-term debt, less current portion...............................................     33,455,000     21,559,000
                                                                                     -------------  -------------
Shareholders' equity:
  Common stock.....................................................................          2,000          2,000
  Paid in capital..................................................................     36,122,000     35,326,000
  Accumulated deficit..............................................................    (13,261,000)   (20,215,000)
                                                                                     -------------  -------------
Total shareholders' equity.........................................................     22,863,000     15,113,000
                                                                                     -------------  -------------
                                                                                     $  59,637,000  $  41,034,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                             MTR GAMING GROUP, INC.

              CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                              SEPTEMBER 30              SEPTEMBER 30
                                                                        ------------------------  ------------------------
                                                                           1998         1997         1998         1997
                                                                        -----------  -----------  -----------  -----------
Revenues
  Video lottery terminals.............................................  $20,840,000  $14,400,000  $50,313,000  $37,185,000
  Parimutuel commissions..............................................    1,352,000    1,214,000    3,713,000    3,460,000
  Food, beverage and lodging..........................................    2,512,000    1,711,000    5,652,000    4,025,000
  Other...............................................................      577,000      338,000    1,219,000      832,000
                                                                        -----------  -----------  -----------  -----------
    Total revenues....................................................   25,281,000   17,663,000   60,897,000   45,502,000
                                                                        -----------  -----------  -----------  -----------
Costs of revenue
  Cost of video lottery terminals.....................................   12,249,000    8,894,000   30,101,000   23,199,000
  Cost of parimutuel commissions......................................    1,017,000    1,637,000    3,537,000    4,428,000
  Cost of food, beverage and lodging..................................    2,240,000    1,424,000    4,795,000    3,473,000
  Cost of other revenues..............................................      320,000      226,000      718,000      789,000
                                                                        -----------  -----------  -----------  -----------
    Total cost of revenues............................................   15,826,000   12,181,000   39,151,000   31,889,000
                                                                        -----------  -----------  -----------  -----------
Gross Profit..........................................................    9,455,000    5,482,000   21,746,000   13,613,000
                                                                        -----------  -----------  -----------  -----------
Selling, general and administrative expenses:
  Marketing and promotions............................................    1,062,000    1,077,000    2,848,000    2,432,000
  General and administrative..........................................    2,696,000    1,131,000    6,948,000    3,716,000
  Depreciation and amortization.......................................      683,000      591,000    2,243,000    1,588,000
                                                                        -----------  -----------  -----------  -----------
    Total selling, general and administrative expenses................    4,441,000    2,799,000   12,039,000    7,736,000
                                                                        -----------  -----------  -----------  -----------
Operating income......................................................    5,014,000    2,683,000    9,707,000    5,877,000
                                                                        -----------  -----------  -----------  -----------
Interest income.......................................................       92,000       54,000      275,000       98,000
Interest expense......................................................   (1,233,000)    (780,000)  (3,055,000)  (2,636,000)
                                                                        -----------  -----------  -----------  -----------
                                                                         (1,141,000)    (726,000)  (2,780,000)  (2,538,000)
                                                                        -----------  -----------  -----------  -----------
Income before benefit of income taxes.................................    3,873,000    1,957,000    6,927,000    3,339,000
Benefit for income taxes..............................................      (23,000)     224,000       27,000      290,000
                                                                        -----------  -----------  -----------  -----------
Net income............................................................  $ 3,850,000    2,181,000    6,954,000    3,629,000
                                                                        -----------  -----------  -----------  -----------
                                                                        -----------  -----------  -----------  -----------
Net income per share..................................................  $      0.18  $      0.11  $      0.34  $      0.18
Net income per share assuming dilution................................  $      0.16  $      0.10  $      0.29  $      0.17
Weighted average number of shares outstanding:
  Basic...............................................................   20,861,322   19,814,291   20,301,137   19,780,958
                                                                        -----------  -----------  -----------  -----------
                                                                        -----------  -----------  -----------  -----------
  Diluted.............................................................   23,662,597   21,378,434   24,088,681   20,881,375
                                                                        -----------  -----------  -----------  -----------
                                                                        -----------  -----------  -----------  -----------

                             MTR GAMING GROUP, INC.

              CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30
                                                                                     -----------------------------
                                                                                          1998           1997
                                                                                     --------------  -------------
Cash flows from operating activities:
  Net income.......................................................................  $    6,954,000  $   3,629,000
  Adjustments to reconcile net income to net cash provided by operating activities:
    Deferred financing cost amortization...........................................         346,000      1,242,000
    Depreciation and amortization..................................................       2,243,000      1,568,000
    Deferred income taxes..........................................................         (33,000)      (354,000)
    Changes in operating assets and liabilities
      Accounts receivable net of allowance.........................................         (96,000)      --
      Other current assets.........................................................        (316,000)      (292,000)
      Accounts payable and accrued liabilities.....................................      (1,001,000)      (325,000)
                                                                                     --------------  -------------
Net cash provided by operating activities..........................................       8,097,000      5,488,000
                                                                                     --------------  -------------
Cash flows from investing activities:
  Restricted cash..................................................................          15,000        (18,000)
  Net assets from discontinued activities..........................................         (77,000)      --
  Settlement of prior acquisition costs............................................        --             (383,000)
  Notes Receivable.................................................................        (461,000)
  Deposits and other...............................................................        (527,000)       (38,000)
  Capital expenditures.............................................................     (16,432,000)    (5,125,000)
                                                                                     --------------  -------------
Net cash used in investing activities..............................................     (17,482,000)    (5,564,000)
                                                                                     --------------  -------------
Cash flows used in financing activities
  Principal payments...............................................................        --           (1,106,000)
  Proceed from excise of stock options.............................................         796,000
  Loan proceeds....................................................................      11,887,000      5,377,000
                                                                                     --------------  -------------
Cash provided by financing activities..............................................      12,683,000      4,271,000
                                                                                     --------------  -------------
NET INCREASE (DECREASE) IN CASH....................................................       3,298,000      4,195,000
Cash, Beginning of Period..........................................................       7,715,000      4,226,000
                                                                                     --------------  -------------
Cash, End of Period................................................................  $   11,013,000  $   8,421,000
                                                                                     --------------  -------------
                                                                                     --------------  -------------

                             MTR GAMING GROUP, INC

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

    The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2--EQUITY TRANSACTIONS

    During January 1998, the Company granted 800,000 options pursuant to its 1998 Stock Incentive Plan to employees. The options were granted at an exercise price of $2.15625, the estimated fair market value of the Company's common stock at the date of grant and vested immediately.

    During January 1998, the Company granted 50,000 and 10,000 options outside of the Company's stock option plan to employees and to a non-employee, respectively. The options were granted at an exercise price of $2.15625, the estimated fair market value of the Company's common stock at the date of grant, and vested immediately.

    During February 1998, the Company granted 50,000 options outside of the Company's stock option plan to directors. The options were granted at an exercise price of $2.50, the estimated fair market value of the Company's common stock at the date of grant. The options vest in increments of 6,250 options after attendance at meetings of the Board of Directors, audit committee, and shareholders.

    During March 1998, the Company granted 950,000 options pursuant to its 1992 Employee Stock Option Plan to employees. The options were granted at an exercise price of $2.41, the estimated fair market value of the Company's common stock at the date of grant and vested immediately. Approximately 1,200,000 options exercisable at a price of $2.00 per share granted under such plan had expired unexercised in October 1997.

    During August and September 1998, holders of previously-issued options to purchase the Company's common stock exercised options to purchase a total of 1,006,380 shares at prices ranging from $.50 to $1.21875 per share by delivery of cash, notes, and other common stock of the Company, resulting in a net increase in the number of issued and outstanding shares of 840,273 for proceeds (cash and notes) totaling $795,000 as well as the delivery of 166,107 shares of the Company's common stock.

NOTE 3--INCOME TAXES

    The benefit for income taxes recorded in the accompanying statements of operations for the nine months ended September 30, 1998 and 1997 results from non-tax deductible depreciation expense attributable to the purchase method of accounting for the investment in Mountaineer Park, Inc. At September 30, 1998 the Company recorded a valuation allowance of approximately $4.2 million against its primary deferred tax assets (net operating loss carryforwards for federal and state income tax purposes). At September 30, 1998 the Company has approximately $18.3 million in federal net operating loss carryforwards and approximately $4.6 million in state net operating loss carryforwards. The use of such net

                             MTR GAMING GROUP, INC

NOTE 3--INCOME TAXES (CONTINUED)
operating loss carryforwards earned from 1992 through 1995 are subject to certain limitations as a result of common stock issuances. Due to limitations under the Alternative Minimum Tax Rules of the Tax Reform Act of 1986, the Company expects to make quarterly federal income tax payments.

NOTE 4--ACQUISITIONS

    The Company through its newly formed, wholly owned subsidiary, Speakeasy Gaming of Las Vegas, Inc., consummated the purchase on May 5, 1998 of the Cheyenne Hotel & Casino, which has been renamed the Ramada Inn & Speedway Casino, in North Las Vegas, Nevada (the "Las Vegas Property") for $5.5 million. The transaction was an asset purchase for cash. The Company expects, during November 1998, to apply for approval to operate casino gaming and, in the interim, has leased the gaming area to Dynasty Games Distributing, a non-affiliated, licensed casino operator. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company entered into a franchise agreement for the Las Vegas Property with Ramada Franchise Systems, Inc.

    The Company through its newly formed, wholly owned subsidiary, Speakeasy Gaming of Reno, Inc., consummated the purchase on May 5, 1998 of the Reno Ramada in Reno, Nevada which has been renamed the Ramada Inn & Speakeasy Casino, for $8 million (the "Reno Property", collectively with the Las Vegas Property, the "Nevada Properties"). The transaction was an asset purchase for cash. The Company expects, during November 1998, to apply for approval to operate casino gaming and, in the interim, has leased the gaming area to Dynasty Games Distributing, a non-affiliated, licensed casino operator. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company entered into a franchise agreement for the Reno Property with Ramada Franchise Systems, Inc.

    The Nevada Properties are qualified for nonrestricted casino gaming upon licensing of a casino operator pursuant to "grandfather" provisions of applicable state and municipal laws. Specifically, the Nevada Properties are subject to legislation passed in 1991 by the Nevada Legislature which is commonly referred to as the Resort Hotel Legislation. The key portions of this legislation are found in Section 463.1605 of the Nevada Revised Statutes ("NRS"). NRS 463.1605 essentially provides that the Nevada Commission shall not approve a nonrestricted gaming license for an establishment located in either Clark County or Washoe County, Nevada, unless the establishment is a resort hotel. A resort hotel is defined to include an establishment held out to the public as a hotel with more than 200 rooms available for sleeping accommodations, at least one bar with capacity for more than 30 patrons, and at least one restaurant with capacity for more than 60 patrons. The Las Vegas Property does not have 200 rooms and is therefore subject to the provisions of NRS 463.1605. The Reno Property has more than 200 rooms so it is in compliance with NRS 463.1605. A county, city or town may require resort hotels to meet standards in addition to those required by NRS 463.1605 as a condition to issuance of a gaming license by the particular county, city or town. The City of Reno has by ordinance increased the room requirement for resort hotels to 300. Therefore, the Reno Property does not conform to the 300 room City of Reno requirement. The Las Vegas Property is exempt from NRS 463.1605 because this location has held a non-restricted gaming license. The grandfathered exemption, however, is only valid as to the Las Vegas Property until the earlier of the commencement of gaming operations at that property or May, 1999. As to the Reno Property, the Company is relying upon a January 22, 1998 determination by the City of Reno that the property is grandfathered. The failure to keep the grandfathered exemptions to NRS 463.1605 and the local regulations governing resort hotels would have a materially adverse effect on the Company.

                             MTR GAMING GROUP, INC

NOTE 4--ACQUISITIONS (CONTINUED)
    DESCRIPTION OF THE RENO PROPERTY. The Company purchased the Reno Ramada Hotel from Reno Hotel LLC, an affiliate of the Company's lender, for $8 million in a negotiated transaction. The Reno Property was used as a hotel by the previous owner prior to its purchase by the Company. The Reno Property has a total of 262 hotel rooms, 236 of which are located in an eleven story tower and 26 of which are in a separate three-story structure. The property is located at 6th and Lake Streets in Reno and has parking for approximately 238 cars. The tower also has a restaurant, a deli and two bars. The Company has also applied for a liquor license for the Reno Property. The Reno Property has an 8,000 square foot casino area and a small convention facility. The Reno Property recently underwent renovations of approximately $4 million prior to its acquisition by the Company. The Company's development plans for the casino at the Reno Property call for 350 slot machines, three blackjack tables, a roulette wheel, and a craps table. The Reno Property casino's theme will be similar to the Speakeasy concept in place at the Company's Mountaineer Racetrack & Gaming Resort in West Virginia. The Company also plans to spend approximately $500,000 on renovations of the hotel and expansion of the capacity of the convention facility.

    DESCRIPTION OF THE LAS VEGAS PROPERTY. The Company purchased the Las Vegas Property from Banter, Inc. for $5.5 million. The Las Vegas Property is a 131-room hotel consisting of one two-story building and one three-story building located at 3227 Civic Center Drive in North Las Vegas at the intersection of Cheyenne Avenue and Interstate 15. I-15 is a major interstate freeway, which extends north into Utah and south into the Los Angeles Basin. The Las Vegas Property is approximately five miles from the Las Vegas Motor Speedway and three miles from Nellis Air Force Base. The hotel had a bar, restaurant, and swimming pool as well as parking for approximately 172 cars. The prior owners had operated 25 slot machines at the hotel's bar. The Company has commenced construction of an addition of approximately 15,000 square feet to house a casino. The Company's plan for the casino calls for 350 slot machines, three blackjack tables, one roulette wheel, and one craps table. The Company plans to implement a motor racing theme for the casino in an effort to accommodate patrons of the nearby Las Vegas Motor Speedway. The Company estimates that the cost of construction of the casino and renovation of some of the hotel rooms will be approximately $2 million. The Company has acquired from a third party an adjacent parcel of approximately 1/2 acre in order to increase the parking capacity to 511 cars. The Company believes it can complete construction by January of 1999.

    FINANCING OF THE ACQUISITIONS. The Company financed the acquisition of the Reno Property and the Las Vegas Property through its cash on hand and additional borrowings from its existing lender, Madeleine LLC. Pursuant to a Third Amended and Restated Term Loan Agreement entered as of April 30, 1998 by Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., and Speakeasy Gaming of Reno, Inc. jointly and severally as borrowers, the Company as guarantor, and Madeleine LLC as lender, the Company increased its borrowings (previously the principal sum of $21,476,500) by (i) $8 million, representing the full purchase price of the Reno Property; (ii) $3,765,000 toward the purchase of the Las Vegas Property; and (iii) $150,000 in lender's fees. The Company expended approximately $2 million of its cash reserves for the balance of the purchase price of the Las Vegas Property and closing costs and expenses of the transactions. The loan amendment also provides a construction line of credit of up to $1.7 million for the Las Vegas Property and increases Mountaineer's line of credit by $5 million (up to $1.5 million of which may be used for improvements at the Nevada Properties). The loans, as well as any draws against the lines of credit, continue to be for a term ending July 2, 2001 with monthly payments of interest only at the rate of 13% per year with all principal becoming due at the end of the term. The loans likewise remain secured by substantially all of the assets of Mountaineer and now Speakeasy Vegas and Speakeasy Reno and are unconditionally guaranteed by the Company. The call premium applicable to prepayment of the loans

                             MTR GAMING GROUP, INC

NOTE 4--ACQUISITIONS (CONTINUED)
(3% between July 3, 1998 and July 2, 1999, 2% from July 3, 1999 until July 2, 2000, and 1% from July 3, 2000 until the end of the term), however, does not apply to the $11.8 million borrowed for the acquisitions or draws on the $1.7 million construction line of credit.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

    This document includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, history of losses, leverage and debt service, gaming regulation and licensing, dependence on key personnel, competition, no dividends, continued losses from horse racing, road improvements, costs associated with maintenance and expansion of Mountaineer Park's infrastructure to meet the demands attending increased patronage, cyclical nature of business, limited public market and liquidity, shares eligible for future sale, impact of anti-takeover measures, the Company's common stock being subject to penny stock regulation and other risks detailed in the Company's other Securities and Exchange Commission filings from time to time.

RESULTS OF OPERATIONS

    The Company earned revenues for the respective nine month and three month periods in 1998 and 1997 as shown below:

                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                               SEPTEMBER 30              SEPTEMBER 30
                                                         ------------------------  ------------------------
                                                            1998         1997         1998         1997
                                                         -----------  -----------  -----------  -----------
OPERATING REVENUES
Video lottery operations...............................  $20,840,000  $14,400,000  $50,313,000  $37,185,000
Parimutuel commissions.................................    1,352,000    1,214,000    3,713,000    3,460,000
Lodging, food and beverage.............................    2,512,000    1,711,000    5,652,000    4,025,000
Other revenues.........................................      577,000      338,000    1,219,000      832,000
                                                         -----------  -----------  -----------  -----------
    Total Revenues.....................................  $25,281,000  $17,663,000  $60,897,000  $45,502,000
                                                         -----------  -----------  -----------  -----------
                                                         -----------  -----------  -----------  -----------

    The emergence of video lottery operations as Mountaineer Park's dominant profit center and the 1996 amendment of the West Virginia video lottery law (the "Lottery Law") to permit the addition of video game themes depicting symbols on reels commonly referred to as "line games" or "slot games" ("Slot Terminals") have allowed the Company to generate increased revenues. Primarily as a result of this significant increase in gaming revenues, the Company earned a $3,850,000 profit from continuing operations for the third quarter of 1998 and $6,954,000 profit from continuing operations for the nine months ending September 30, 1998. In March 1998, the Lottery Law was further amended with respect to the permitted number and location of video lottery terminals pursuant to which Mountaineer Park became entitled, effective June 13, 1998, to change the ratio of video lottery terminals ("VLTs") located in its lodge facility versus the racetrack building from 1:1 to 2:1. Terminals located in the lodge's Speakeasy Gaming Saloon are more popular than those at the racetrack and account for significantly more revenue. Beginning in July 1998, in accordance with the new law and with the approval of the State Lottery Commission, the Company increased the number of terminals from 1,000 to 1,200 (800 in the lodge and Speakeasy Gaming Saloon; 400 at the racetrack) by relocating 100 terminals from the racetrack and leasing 200 new "nickel" machines from Video Lottery Concepts. See "Liquidity and Sources of Capital--Capital Improvements."

    The Company anticipates that Mountaineer Park, particularly video lottery operations, will continue to be the dominant factor in the Company's financial condition. Ultimately, the profitability of the recently acquired Nevada Properties will be directly related to whether and when the Company obtains all necessary Nevada gaming approvals. The Company has been advised that the licensing process may take approximately a year to complete, and that there can be no assurance that the Company will obtain such licenses. The Company does not believe that delays in the licensing process would have a material adverse effect on its current cash flow, as evidenced by the fact that in the current quarter, the Nevada Properties generated a net loss of only $489,000 despite construction, interest charges, and lack of gaming operations.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER
  30, 1997

    Total revenues increased from $17.7 million in the third quarter of 1997 to $25.3 million in 1998, an increase of 43%. Approximately $6.4 million of the increase was produced by video lottery operations, while the parimutuel commissions and lodging, food, beverage and other operations at Mountaineer Park contributed approximately $1.2 million of additional revenues. The Nevada Properties contributed $478,000 in lodging, food and beverage revenues in the quarter ended September 30, 1998.

    VIDEO LOTTERY OPERATIONS. The Company, through Mountaineer Park, has operated VLTs in West Virginia since December 1992; operations were conducted under a provisional license until September 1994. The Lottery Law, signed in March 1994, allowed the uninterrupted continuation of video lottery games at Mountaineer Park, and permitted the Company to increase its number of VLTs from 165 to 400 on September 4, 1994. In July 1995, the Company placed into operation an additional 400 VLTs, bringing the total number of VLTs in operation to 800. The 800 VLTs then in operation offered only card games and keno ("Card Terminals").

    Upon the enactment of an amendment of the Lottery Law permitting Slot Terminals, in July of 1996 Mountaineer Park replaced 350 Card Terminals with Slot Terminals. In October of 1996, Mountaineer Park converted an additional 50 Card Terminals to Slot Terminals. In March of 1997, Mountaineer Park purchased and installed 400 new Slot Terminals and removed 200 previously leased Card Terminals, bringing the total number of VLTs to 1,000 as of March 13, 1997, consisting of 800 Slot Terminals and 200 Card Terminals. In March 1998, the Lottery Law was further amended with respect to the permitted number and location of video lottery terminals pursuant to which Mountaineer Park is entitled to change the ratio of VLTs located in its lodge facility versus the racetrack building from 1:1 to 2:1. In July of 1998, having obtained the Lottery Commission's approval to increase the facility's number of VLTs from 1,000 to 1,200, Mountaineer Park increased the number of VLTs in the Lodge from 500 to 800 by installing 200 new VLTs and moving 100 VLTs from the racetrack. Accordingly, as of September 30, 1998, Mountaineer Park operated 800 VLTs at the Lodge and 400 at the racetrack. On November 1, 1998, the Company replaced its last 200 Card Terminals with leased Slot Terminals. See "Liquidity and Sources of Capital--Capital Improvements."

    The results of video lottery operations reflect a four-year trend of significantly increasing aggregate net win, coupled with an increase in average daily net win per terminal since the inception of Slot Terminals. The Company plans to pursue additional growth in its video lottery operations. The aggressive newspaper marketing campaign begun in July 1996 continued through September 30, 1998 and is still continuing, coupled with an extensive direct mail campaign. In January of 1997, Mountaineer also began broadcasting a 30-minute "infomercial" advertisement on television affiliates within a two-hour driving radius.

    In July 1998, Mountaineer Park completed a 12,000 square foot addition to the Speakeasy Gaming Saloon to house additional VLTs and enlarge dining and entertaining facilities. For the three months ended September 30, 1998, average daily net win for VLTs placed at the racetrack was $75 (including $0 for days when there was no live racing), compared to $246 on the Lodge-based terminals for a facility-wide average of $189 per VLT per day. Management believes that the increase from 500 to 800 VLTs at the lodge will result in a higher overall net win for the facility. Although management believes that VLT revenues will increase at the racetrack, the Company's primary focus is to expand its lodge VLT operations. See "Parimutuel Commissions" and "Liquidity and Sources of Capital--Capital Improvements."

    A summary of the video lottery gross wagers less patron payouts ("net win") for the three months ended September 30, 1998 and 1997 is as follows:

                                                                                               THREE MONTHS ENDED
                                                                                                  SEPTEMBER 30
                                                                                            ------------------------
                                                                                               1998         1997
                                                                                            -----------  -----------
Total gross wagers........................................................................  $69,953,000  $49,265,000
Less patron payouts.......................................................................  $49,113,000  $34,865,000
                                                                                            -----------  -----------
Revenue--
video lottery operations..................................................................  $20,840,000  $14,400,000
                                                                                            -----------  -----------
Average daily net win per terminal........................................................  $       189  $       157
                                                                                            -----------  -----------
                                                                                            -----------  -----------

    Revenues from video lottery operations increased by 44% from $14.4 million in the third quarter of 1997 to $20.8 million in 1998. Management believes the increase resulted primarily from increased patronage resulting from the July opening of the 12,000 square foot addition to the Speakeasy Gaming Saloon, the increase in the number of gaming machines from 1,000 to 1,200 facility-wide and from 500 to 800 in the Speakeasy, the introduction of "nickel" (versus quarter) machines, cross marketing to patrons attending live concert and boxing events, increased advertising and, to a lesser extent, the increase in parimutuel purse size. Increased attendance for the purchase of tickets for the multi-state "Power Ball" lottery game during periods of unusually high jackpots also contributed to the increase in revenues, as Power Ball players participated in Mountaineer Park's other offerings.

    PARIMUTUEL COMMISSIONS. Parimutuel commissions revenue is a function of wagering handle, which means the total amount wagered without regard to predetermined deductions, with a higher commission earned on a more exotic wager, such as a trifecta, than on a single horse wager, such as a win, place, or show bet. In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The total wagering handle is composed of the amounts wagered by each individual according to the wagering activity. The total amounts wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a "take-out" or gross commission, from which the racetrack pays state and county taxes and racing purses. The Company's parimutuel commission rates are fixed as a percentage of the total wagering handle or total amounts wagered. Mountaineer Park's parimutuel commissions for the three months ended September 30, 1998 and 1997 are summarized below:

                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30
                                                                 -----------------------------
                                                                      1998           1997
                                                                 --------------  -------------
Simulcast racing parimutuel handle.............................  $    6,011,000  $   5,290,000
Live racing parimutuel handle..................................       6,800,000      5,988,000
Less patrons' winning tickets..................................     (10,164,000)    (8,940,000)
                                                                 --------------  -------------
                                                                      2,647,000      2,338,000
Less:
State and county parimutuel tax................................        (140,000)      (131,000)
Purses and Horsemen's Association..............................      (1,155,000)      (993,000)
                                                                 --------------  -------------
Revenues--parimutuel commissions...............................  $    1,352,000  $   1,214,000

    With the same number of live racing days (61) conducted during the two quarters being compared, parimutuel handle increased by $1,533,000, or approximately 13.5%, and parimutuel revenue increased by $138,000, or 11.3%. At the same time, daily purses for live racing during the third quarter of 1998 averaged $70,700, an increase of 44.5% over the $48,900 average daily purses paid during the third quarter of 1997. During the third quarter of 1998, Mountaineer Park also had larger stakes races. For the August 1998 running of the West Virginia Derby, Mountaineer Park's race participants were paid $345,000 in a single day, with $200,000 funded by the State Racing Commission for the feature race.

    While management does not view the increases in handle and revenues as significant (in comparison to the increases in purses), management continues to believe that periodic increases in average daily purses and purses for stakes races will attract higher quality racehorses. Management believes that over time such increases and improvements should lead to increased live racing handle, or alternatively smaller decreases. Management also believes that the enhanced quality of racehorses should improve the Company's prospects in export simulcasting. Commencement of export simulcasting activity would not only create a new source of revenue but the anticipated related increase in gross dollars wagered on the Company's live races should also generate increases in live handle (as a greater and more diverse wagering pool lessens the impact a particular wager will have on the pay-off odds). Management intends to continue its policy of increasing average daily purses (though not necessarily in the winter months) as well as sponsor substantially increased stakes races attempting to develop an export simulcast business. Management does not expect results from racing operations to improve materially, despite larger daily purses, stakes races, better horses, and reduced costs, unless and until Mountaineer Park also commences export simulcasting. No assurance can be given, however, that the Company will successfully commence export simulcasting or that the anticipated results will be realized. See "Costs and Expenses" and "Parimutuel Commission Operating Costs."

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

    FOOD, BEVERAGE AND LODGING OPERATIONS. Food, beverage and lodging revenues at Mountaineer Park accounted for a combined increase of 47% to $2.5 million for the three months ended September 30, 1998. Restaurant, bar and concession facilities produced $247,000 of the revenue increase, while lodge revenues increased $554,000. Food and beverage operations accounted for approximately 67% and 72% of the revenues earned by this profit center in the third quarters of 1998 and 1997, respectively. Management believes that increased revenues from lodging, food and beverage resulted primarily from enhanced video lottery facilities and related advertising, which in turn led to increased consumption of food and beverages by the Company's customers. The ratio of revenue from food and beverage to revenue from lodging with respect to Mountaineer Park has generally remained constant, reflecting that Mountaineer Park has historically drawn more day traffic than overnight stays. The Company's Nevada Properties contributed additional lodging, food and beverage revenues of $478,000 in the quarter ended September 30, 1998, with 96% of these revenues originating from lodge operations.

    OTHER OPERATING REVENUE. Other sources of revenues consist primarily of non-core businesses such as admission, programs, golf, special events, check cashing and ATM services. While these lines of business are not the Company's most profitable, the Company believes they enhance the entertainment experience for Mountaineer Park's gaming patrons. These other revenues increased by $239,000 or 71% to $577,000 for the three-month period ended September 30, 1998 compared to the same period in 1997.

    COSTS AND EXPENSES. Operating costs and gross profits earned from operations for the three-month periods ended September 30, 1998 and 1997 are as follows:

                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30
                                                                 ----------------------------
                                                                     1998           1997
                                                                 -------------  -------------
Operating Costs

Video lottery operations.......................................  $  12,249,000  $   8,894,000
Parimutuel commissions.........................................      1,017,000      1,637,000
Lodging, food and beverage.....................................      2,240,000      1,424,000
Other revenues.................................................        320,000        226,000
                                                                 -------------  -------------
  Total Operating Costs........................................  $  15,826,000  $  12,181,000
                                                                 -------------  -------------
                                                                 -------------  -------------
Gross profit (Loss)

Video lottery operations.......................................  $   8,591,000  $   5,506,000
Parimutuel commissions.........................................        335,000       (423,000)
Lodging, food and beverage.....................................        272,000        287,000
Other revenues.................................................        257,000        112,000
                                                                 -------------  -------------
  Total Gross Profit...........................................  $   9,455,000  $   5,482,000
                                                                 -------------  -------------
                                                                 -------------  -------------

    Mountaineer's 43% increase in revenues resulting from the expanded scope of entertainment offerings resulted in higher total costs, as expenses increased by 30% to $15.8 million in the third quarter of 1998. Approximately $3.4 million of the increase was attributable to the cost of operating video lottery terminals, which includes applicable state taxes and fees and related advertising. The Company experienced a 1% decrease in marketing and promotions expense, a 138% increase in general and administrative expenses, and a 16% increase in depreciation and amortization. The increase in general and administrative expenses, as in the second quarter of the current fiscal year, was due primarily to (1) additional personnel engaged in video lottery, housekeeping and security to accommodate Mountaineer Park's larger crowds; (2) additional marketing and promotional personnel, both to implement the Company's marketing plan and to analyze the effectiveness of the Company's marketing efforts to obtain the maximum long-term benefits of such efforts; (3) professional fees related to financing and acquisition activity; and (4) the reallocation of general and administrative costs (such as advertising, personnel, maintenance, housekeeping, security and professional fees). These reallocations caused an increase of $1,052,000 in the three months ending September 30, 1998 as compared to the three months ending September 30, 1997. The Company is attempting to expand the video lottery business, while attempting to reduce the losses of the parimutuel business by increasing productivity, expanding marketing efforts in a more cost-effective manner (in the current quarter, for example, by increasing direct-mail versus print advertising), increasing purse sizes, attracting higher quality jockeys and horses, and pursuing export simulcasting to increase parimutuel wagering. See "Parimutuel Commissions." Gross profit from the Company's four profit centers increased 72% from $5.5 million for the third quarter of 1997 to $9.5 million for the same period in 1998.

    VLTS OPERATING COSTS. Costs of video lottery revenue increased by $3.4 million or 38% from $8.9 million for the three months ended September 30, 1997, to $12.3 million for the three months ended September 30, 1998, primarily reflecting an increase in statutory expenses. Additional expenses were incurred in connection with video lottery, housekeeping and security personnel.

    After payment of a State Administrative Fee of up to 4% of revenues, Mountaineer is obligated to make payments from the remaining video lottery revenues to certain funds administered by the West Virginia Lottery Commission as follows: State Tax 30%, Horsemen's Purse Fund 15.5%, Tourism Promotion 3%, Hancock County Tax 2%, Stakes Races 1%, Veteran Memorial 1% and Employee Pension Fund 0.5%. Assessments paid to the Employee Pension Fund are returned by the Lottery Commission to a defined contribution pension plan administered by Mountaineer Park for the sole benefit of Mountaineer Park employees. Assessments paid to the Horsemen's Purse Fund are returned by the Lottery Commission to bank accounts administered by Mountaineer for the sole benefit of horse owners who race at Mountaineer. These funds are used exclusively to pay purses for thoroughbred races run at Mountaineer, in amounts determined by Mountaineer in accordance with its agreement with the Horsemen's Benevolent and Protective Association. Taxes and assessments paid to all of these funds are included in "Costs of Video Lottery Terminals in the Consolidated Statement of Operations."

    Statutory costs and assessments, including the State Administrative Fee, for the respective three month periods are as follows:

                                                                                              THREE MONTHS ENDED
                                                                                                 SEPTEMBER 30
                                                                                            -----------------------
                                                                                               1998         1997
                                                                                            -----------  ----------
Employee Pension Fund.....................................................................  $   102,000  $   70,000
Horsemen's Purse Fund.....................................................................    3,163,000   2,183,000
                                                                                            -----------  ----------
  SUBTOTAL................................................................................  $ 3,265,000  $2,253,000

State of West Virginia....................................................................  $ 6,557,000  $4,545,000
Tourism Promotion Fund....................................................................      612,000     423,000
Hancock County............................................................................      408,000     282,000
Stakes Races..............................................................................      204,000     141,000
Veteran's Memorial........................................................................      204,000     141,000
                                                                                            -----------  ----------
  TOTAL...................................................................................  $11,250,000  $7,785,000
                                                                                            -----------  ----------
                                                                                            -----------  ----------

    The remaining significant expenses allocated to video lottery operations consist of VLT lease expense ($326,000 in the third quarter of 1998 compared to $266,000 in the third quarter of 1998 due to the leasing of 200 additional machines in July of 1998), direct and indirect wages and employee benefits ($427,000 in the third quarter of 1998, compared to $352,000 in the third quarter of 1997), and waste and sewage disposal ($29,000 in the third quarter of 1998 compared to $10,000 in the third quarter of 1997). Mountaineer Park's total waste disposal costs are currently estimated by management to be approximately $200,000 per quarter, substantially as a result of the increase in patron attendance at Mountaineer Park. The State of West Virginia has authorized Hancock County to build an expanded sewage system that would serve the Chester area, which is scheduled to be completed in approximately December 1999. The Company believes that such a system would reduce significantly Mountaineer Park's waste and sewage disposal costs. Wages and benefits expense increased from the third quarter of 1997 to the third quarter of 1998 in response to higher levels of patron play.

    PARIMUTUEL COMMISSIONS OPERATING COSTS. Costs (the individual components of which are detailed below) of parimutuel commission revenue decreased by $620,000, or 38%, from $1.6 million in the third quarter of 1997, to $1.0 million in the third quarter of 1998. Purse expense (consisting of statutorily determined percentages of live racing handle) increased 15% to $675,000 in the third quarter of 1998

(which does not include $200,000 funded by the State Racing Commission for the West Virginia Derby), which is consistent with the 14% increase in live handle. In connection with simulcasting race operations, contractual fees paid to host tracks and additional statutorily determined percentages of simulcast commissions contributed to the purse fund for live racing increased $57,000 to $417,000 in the third quarter of 1998 consistent with the 16% increase in simulcasting wagers. Parimutuel commissions revenue is reported net of these expenses in the Consolidated Statement of Operations.

    Totalisator and other lease expenses remained stable at approximately $134,000 in the third quarters of 1998 compared to $120,000 in 1997. Direct and indirect wages and employee benefits attributable to racing operations decreased ($69,000) to $716,000 in the three months ended September 30, 1998. The number of live race performances remained the same at 61 days in 1998 as compared to the same period in 1997.

    Other costs of parimutuel commissions revenue decreased in the aggregate by approximately $565,000 in the third quarter of 1998 from $732,000 in the third quarter of 1997 primarily as a result of management's decision no longer to attempt to allocate general and administrative costs (such as advertising, personnel, maintenance, housekeeping, security and professional fees) among the Company's individual profit centers.

    Mountaineer Park's labor agreement with approximately 50 mutual and 9 video lottery employees has been extended to November 30, 2002. The Company's agreement with HBPA has been extended until January 1, 2001.

    FOOD, BEVERAGE AND LODGING OPERATING COSTS. Operating costs of the Company's lodging, food and beverage operations increased by $816,000 from $1.4 million in the third quarter of 1997 to $2.2 million in the third quarter of 1998. Direct expenses of the Company's food and beverage operations increased from $1.3 million in the third quarter of 1997 to $1.4 million for the same period in 1998. Additionally, the Nevada Properties' food, beverage and lodging operating costs in the third quarter of 1998 were $450,000.

    Lodging direct costs totaled $823,000 for the third quarter of 1998 as opposed to $289,000 in 1997. Of this increase, $438,000 was generated by the Nevada Properties purchased in May of 1998. The West Virginia facility accounted for the remaining direct costs of $385,000. $96,000 of the increase in costs can be attributed to increased costs of waste disposal ($34,000) and lodge wages and employee benefits ($62,000) in 1998. This increase was caused by an increase in service personnel in these areas. See "VLTs Operating Costs".

    COSTS OF OTHER OPERATING REVENUES. Costs of other revenues consisting primarily of non-core businesses such as racing programs, golf, gift shop, check cashing and ATM services increased by $94,000 from $226,000 in the third quarter of 1997 to $320,000 in the third quarter of 1998.

    MARKETING AND PROMOTIONS EXPENSE. Marketing expenses at Mountaineer Park decreased approximately 1% to $1,062,000 in the third quarter of 1998. Management has started an aggressive regional marketing campaign centered on its 30-minute infomercial broadcasts throughout portions of a two-hour driving radius of Mountaineer Park. In the third quarter of 1997 and 1998, Mountaineer Park's marketing and promotion costs were defrayed by a state grant in the amount of approximately $150,000 from a convention and visitors bureau of which Mountaineer Park is a member.

    GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST. The Company's general and administrative expense increased by $1.6 million to $2.7 million, from $1.1 million for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Such increase resulted primarily from an increase in acquisition costs (by $573,000 in 1998) and insurance expense (by $53,000 in 1998). Also, the housekeeping (by $283,000 in 1998), maintenance (by $458,000 in 1998), security (by $390,000 in 1998) and accounting (by $190,000 in
1998) are included in general and administrative. These departments caused an increase in general and administrative expenses of $1,052,000 for the third quarter of 1998 as compared to the same period in 1997.

    In the third quarter of 1998, the Company incurred $1.2 million of interest expense as compared with $780,000 of interest expense in the third quarter of 1997. This increase is attributable to the Company's increased borrowing in connection with the acquisition of the Nevada Properties.

    Depreciation and amortization costs increased 16% from $591,000 in the third quarter of 1997 to $683,000 in the third quarter of 1998, reflecting increased capitalization of improvements completed at Mountaineer Park's facilities.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
  1997

    Total revenues increased from $45.5 million in the first three quarters of 1997 to $60.9 million in 1998, an increase of $15.4 million or 34%. Of this increase, 85%, or $13.1 million, can be attributed to the video lottery operations. Parimutuel commissions increased by $253,000 for the nine months ended September 30, 1998. Food, beverage, lodging and other operations contributed $2.0 million of increased revenues for this period.

    VIDEO LOTTERY OPERATIONS. A summary of the video lottery gross wagers less patron payouts ("net win") for the nine months ended September 30, 1998 and 1997 is as follows:

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30
                                                                                            ---------------------------
                                                                                                1998           1997
                                                                                            -------------  ------------
Total gross wagers........................................................................  $ 175,388,000  $128,435,000
Less patron payouts.......................................................................   (125,075,000)  (91,250,000)
                                                                                            -------------  ------------
Revenues--video lottery operations........................................................  $  50,313,000  $ 37,185,000
                                                                                            -------------  ------------
                                                                                            -------------  ------------
Average daily net win per terminal........................................................  $         173  $        144
                                                                                            -------------  ------------
                                                                                            -------------  ------------

    Revenues from video lottery operations increased by 35% from $37.2 million in the first nine months of 1997 to $50.3 million in 1998. Management attributes the increase to the following factors: extensive advertising, featuring a 30 minute infomercial broadcast on television affiliates within a two hour driving radius and an aggressive print and direct mail campaign, greater familiarity of customers with the Company's gaming machines, the July 1998 opening of the 12,000 square foot addition to the Speakeasy Gaming Saloon, the increase from 1,000 to 1,200 machines, the implementation of the 2:1 lodge versus racetrack machine ratio, and, to a lesser extent, the increase in parimutuel purse size.

    PARIMUTUEL COMMISSIONS. Mountaineer's parimutuel commissions for the nine months ended September 30, 1998 and 1997 are summarized below:

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30
                                                                ------------------------------
                                                                     1998            1997
                                                                --------------  --------------
Simulcast racing parimutuel handle............................  $   17,506,000  $   16,091,000
Live racing parimutuel handle.................................      17,253,000      15,967,000
  Less patrons' winning tickets...............................     (27,586,000)    (25,402,000)
                                                                --------------  --------------
                                                                     7,173,000       6,656,000
Less
  State and county parimutuel tax.............................        (384,000)       (384,000)
  Purses and Horsemen's Association...........................      (3,076,000)     (2,812,000)
                                                                --------------  --------------
Revenues--parimutuel commissions..............................  $    3,713,000  $    3,460,000
                                                                --------------  --------------
                                                                --------------  --------------

    Simulcast handle in the first nine months of 1998 increased 8.8% to $17.5 million in comparison to the same period in 1997. Live racing handle increased by 8.1% from $16.0 million in 1997 to $17.3 million in 1998. These increases resulted from increased video lottery attendance and cross-marketing from such activity. Mountaineer has completed 164 days of the annually required 210 days in the first three quarters of 1998 compared to 176 days in 1997.

    Mountaineer paid average daily live purses of $62,600 in the first nine months of 1998, a 42% increase over the $44,000 average for the corresponding period of 1997. Mountaineer also sponsored stakes races of up to $35,000 as compared with $25,000 in 1997, and also hosted the West Virginia Derby which had a $200,000 purse which was reimbursed to the Company by the West Virginia Racing Commission.

    FOOD, BEVERAGE AND LODGING OPERATIONS. Food, beverage and lodging revenues accounted for a combined increase of 40% to $5.7 million for the nine months ended September 30, 1998. Restaurant, bar and concession facilities produced $771,000 of the revenue increase, which is a 26% increase over the first nine months of 1997. Lodging revenues increased $856,000 for an 86% increase over the same period in 1997. Of the increase in lodging revenues, $736,000 can be attributed to the Nevada Properties acquired in May 1998. As additional services are offered to the Nevada Properties' customers, the revenues from these two properties should increase significantly. The ratio of revenue from food and beverage to revenue from lodging for the West Virginia property has generally remained constant, reflecting that Mountaineer Park has historically drawn more day traffic than overnight stays.

    OTHER OPERATING REVENUE. Other sources of revenues increased by $387,000 to $1.2 million for the nine month period ended September 30, 1998 compared to the same period in 1997. Other operating revenues are primarily derived from the sale of racing programs, check cashing and ATM services and admission fees relating to Mountaineer's periodic boxing and concert events. Concert ticket sales accounted for $159,000 of other operating revenues for the nine months ended September 30, 1998 in comparison to $21,000 in 1997. Check cashing and ATM services accounted for $255,000 of other operating revenues.

    COSTS AND EXPENSES. Operating costs and gross profit earned from operations for the nine month periods ended September 30, 1998 and 1997 are as follows:

                                                                                               NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30
                                                                                            ------------------------
                                                                                               1998         1997
                                                                                            -----------  -----------
Operating Costs:
  Video lottery operations................................................................  $30,101,000  $23,199,000
  Pari-mutuel commissions.................................................................    3,537,000    4,428,000
  Lodging, food and beverage..............................................................    4,795,000    3,473,000
  Other revenues..........................................................................      718,000      789,000
                                                                                            -----------  -----------
    Total Operating Costs.................................................................  $39,151,000  $31,889,000
                                                                                            -----------  -----------
                                                                                            -----------  -----------
Gross Profit (Loss)
  Video lottery operations................................................................  $20,212,000  $13,986,000
  Pari-mutuel commissions.................................................................      176,000     (968,000)
  Lodging, food and beverage..............................................................      857,000      552,000
  Other revenues..........................................................................      501,000       43,000
                                                                                            -----------  -----------
                                                                                            $21,746,000  $13,613,000
                                                                                            -----------  -----------
                                                                                            -----------  -----------

    Mountaineer's 34% increase in revenues resulted in higher total costs, as expenses increased by 23% to $39.2 million in the three quarters of 1998. Gross profit from the Company's four profit centers increased by 60% from the $13.6 million for the first three quarters of 1997 to $21.7 million for the same period in 1998.

    VIDEO LOTTERY OPERATING COSTS. Costs of VLTs increased by $6.9 million, or 30%, to $30.1 million for the nine months ended September 30, 1998, reflecting the increase in statutory expenses directly related to the 35% increase in video lottery revenues.

    Statutory costs and assessments, including the State Administrative Fee, for the respective nine month periods are as follows:

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30
                                                                 ----------------------------
                                                                     1998           1997
                                                                 -------------  -------------
Employees Pension Fund.........................................  $     247,000  $     182,000
Horsemen's Purse Fund..........................................      7,670,000      5,641,000
                                                                 -------------  -------------
Subtotal.......................................................  $   7,917,000  $   5,823,000

State of West Virginia.........................................     15,677,000     11,712,000
Tourism Promotion Fund.........................................      1,484,000      1,092,000
Hancock County.................................................        990,000        728,000
Stakes Races...................................................        495,000        364,000
Veteran's Memorial.............................................        495,000        364,000
                                                                 -------------  -------------
                                                                 $  27,058,000  $  20,083.000
                                                                 -------------  -------------
                                                                 -------------  -------------

    The remaining significant expenses of the Company with respect to its video lottery operations consist of VLT lease expense incurred ($947,000 in the first three quarters of 1998 compared to $852,000 in 1997), and utilities and waste removal expense allocated ($302,000 in the first three quarters of 1998 compared to $342,000 in 1997). Direct and indirect wages and employee benefits increased by 22% to $1,163,000 for the first nine months of 1998 compared to $959,000 for the same period in 1997.

    Wages and benefits expense increased from 1997 to 1998 in response to higher levels of patron play and patron volume. Management believes these costs will increase in future quarters due to the addition to the lodge and the growth of customer volume.

    PARIMUTUEL COMMISSIONS OPERATING COSTS. Costs of parimutuel commissions decreased by $891,000 or 20%, from $4.4 million in the first three quarters of 1997 to $3.5 million in the first three quarters of 1998. Purse expense (consisting of statutorily determined percentages of live racing handle) rose 8% to $1.7 million in the first three quarters of 1998, which is consistent with the 8% increase in live handle. In connection with simulcasting race operations, contractual fees paid to host tracks and additional statutorily determined percentages of simulcast commissions contributed to the purse fund for live racing increased $105,000 to $1.2 million in the first three quarters of 1998, which is consistent with the 9% increase in simulcasting wagering. Parimutuel commissions revenue is reported net of these expenses in the Consolidated Statement of Operations.

    Totalisator and other lease expenses remained stable at approximately $536,000 in the first three quarters of 1998 and 1997. Wages and benefits relating to the Company's racing operations decreased $202,000 or 9% to $1,942,000 in the nine months ended September 30, 1998. The number of live race performances decreased by 12 days in 1998 to 164 days as compared to 176 days in 1997.

    FOOD, BEVERAGE AND LODGING OPERATING COSTS. Operating costs of the Company's lodging, food and beverage operations increased by 38% to $4.8 million in the first nine months of 1998. Direct expenses of the Company's food and beverage operations increased by 19% from $2.6 million in 1997 to $3.1 million for the same period in 1998. The food and beverage operation earned a gross profit of $657,000, an increase of 59%, in the first nine months of 1998, compared to $412,000 in 1997.

    Lodging direct costs totaled $1.7 million for the first nine months of 1998 as opposed to $864,000 in 1997. Of this amount, $653,000 was generated by the Nevada Properties purchased in May 1998. The remaining $1.1 million of direct cost is attributed to the West Virginia facility. Lodge wages and employee benefits increased by $106,000 in 1998. This increase was caused by an increase in service personnel in these areas.

    COSTS OF OTHER OPERATING REVENUES. Costs of other revenues decreased by $71,000 from $789,000 for the nine months ended September 30, 1997 to $718,000 for the nine months ended September 30, 1998.

    MARKETING AND PROMOTIONS EXPENSE. Marketing expenses at the Company's Mountaineer operation increased 17% from $2.4 million for the first three quarters of 1997 to $2.8 million for the same period in 1998. The increase is attributable to the continued broadcasting of the Company's infomercial and increased print and direct-mail advertising and prize give-aways. During the first nine months of 1997, the Company's marketing and promotion costs were defrayed by a state grant in the amount of $315,000 as compared with $398,000 in the first nine months of 1998. The Company has received additional grant funds of $159,000 in November 1998 and has been awarded an additional grant of $334,000 for marketing expenses incurred and to be incurred from July through December of 1998, which the Company anticipates will be funded in the fourth quarter of 1998.

    GENERAL AND ADMINISTRATIVE AND INTEREST EXPENSES. General and administrative expense increased by $3.2 million to $6.9 million, or 86%, from $3.7 million for the nine month period ended September 30, 1998 and 1997, respectively. Such increase resulted primarily from an increase in acquisition costs, service personnel and professional fees and the inclusion of housekeeping, security, accounting and maintenance costs rather than allocating such costs among the Company's individual profit centers.

    In the first three quarters of 1998, the Company incurred $3,055,000 of interest expense as compared with $2,636,000 of interest expense in the first three quarters of 1997 due to additional borrowing to finance the acquisition of the Nevada Properties. See Note 4 to Condensed and Consolidated Financial

Statements. The increase in interest expense is not directly proportionate to the increase in the outstanding loan amount as a result of deferred financing costs recorded in the first nine months of 1997.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses increased by 41%, or $655,000, to $2.2 million for the nine months ended September 30, 1998. This increase reflects the increased capitalization of improvements completed at Mountaineer Park's facilities and the allocation of $3.1 million for the purchase of 400 VLTs in March 1997 and $1.2 million with respect to paving completed subsequent to the first quarter of 1997.

CASH FLOWS

    The Company's net cash provided by operating activities in the nine months ended September 30, 1998 was $8,097,000, compared to $5,488,000 provided in the first nine months of 1997. The Company's net change in cash position, however, was greater ($4,195,000) during the first nine months of 1997 than for the same period in 1998 ($3,298,000), principally due to the Company's investment in the Nevada Properties and the Speakeasy addition in West Virginia during 1998. Current year noncash expenses include $2,243,000 of depreciation and amortization and $346,000 for the amortization of deferred financing costs.

    The Company invested $2.9 million in capital improvements for the West Virginia property in the first three quarters of 1998 versus $5.1 million in 1997. The Company also invested $13.5 million with respect to the purchase of the Nevada Properties.

    In connection with the exercise of previously granted stock options to purchase a total of 1,056,380 shares of the Company's common stock during the first nine months of 1998, the Company received $335,000 in cash, a note for $461,000, and 166,107 shares of previously issued common stock (which were canceled and returned to authorized but unissued status) having a market value at the time of delivery of approximately $280,300.

LIQUIDITY AND SOURCES OF CAPITAL

    The Company's working capital balance as of September 30, 1998 was $14,144,000 and its unrestricted cash balance was $11,013,000. Racing purses are paid from funds contributed by the Company to bank accounts owned by the horse owners who race at Mountaineer Park. At September 30, 1998, the balances in these accounts exceeded purse obligations by $1,040,000. This amount is available for payment of future purse obligations at the discretion of the Company and in accordance with the terms of its agreement with the HBPA.

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

    The July 2, 1997 Second Amended Term Loan Agreement (i) extended the term of the loan to July 2, 2001 (compared to July 2, 1999); (ii) increased the total amount borrowed to $21,476,500 (by virtue of Mountaineer Park drawing down the line of credit); (iii) eliminated from the Amended Term Loan Agreement annual fees of cash in the amount of 8% of the outstanding principal balance of the loan that would have been due each November 15 while the loan is outstanding;
(iv) called for payments of interest only with the principal due at the end of the four year term; (v) eliminated annual warrants to purchase 250,000 shares of the Company's common stock at $1.06 per share which would have been issued on November 15, 1997, 1998 and 1999; and (vi) eliminated annual warrants to purchase additional shares in a number to be calculated under a formula defined in the Amended Term Loan Agreement, which would have been issued on November 15, 1997, 1998 and 1999. The lender's rights pursuant to the Amended

Term Loan Agreement with respect to the 550,000 shares of the Company's stock and warrants to purchase 1,632,140 additional shares issued thereunder were unaffected by the Second Amended Agreement. The Company continues to guarantee the loan. In addition and as a result of the Second Amended Term Loan Agreement the Company had excess funds available for investment (subject to negative covenants contained in the Second Amended Term Loan Agreement) and further expansion at Mountaineer Park.

    As consideration for the lender's entering into the Second Amended Term Loan Agreement, Mountaineer Park agreed (i) to pay a one time fee of approximately $1.8 million or 8.5% of the total amount borrowed, which was payable over the first year of the term (as of September 30, 1998, the Company paid the full amount of this fee; (ii) to pay interest at the rate of 13% (compared to 12% on the $16.1 million term loan and 15% on the $5.4 million line of credit under the Amended Term Loan Agreement); and (iii) to pay a call premium equal to 5% in the event of prepayment during the first year of the term, declining to 3% during the second year, 2% in the third year and 1% in the final year.

    The Company, as guarantor, entered into the Third Amended and Restated Term Loan Agreement, dated as of April 30, 1998, by and among Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc. and Madeleine LLC in order to finance certain acquisitions by subsidiaries of the Company which were consummated on May 5, 1998. This increased the loan amount to $33,391,500, which caused an increase in interest expense for the first nine months of 1998 of $643,000.

    CAPITAL IMPROVEMENTS. The Company is contemplating significant further expansion of its Mountaineer Park facility including approximately doubling its hotel room capacity and constructing a regional convention center, most likely to commence in late 1999. The Company expects the cost of such expansion to be approximately $7 to 8 million. The Company began to invest in significant infrastructure improvements beginning with extensive paving in the fourth quarter of 1997. Capital improvements of a near-term nature include numerous smaller renovations, including a new entrance to the racetrack clubhouse, expansion of administrative offices and a new telephone system. The Company also intends to spend approximately $2 million to $2.5 million to develop export simulcasting at Mountaineer Park during 1999.

    The Company expects that expansion and renovation of the Las Vegas Property will cost approximately $2 million, and that the renovation and redecoration of the Reno Property will cost approximately $500,000. The Company has received the necessary permits for construction at the Las Vegas Property and expects to complete that construction early in the first quarter of 1999. See Note 4 to the Condensed and Consolidated Financial Statements.

    On October 7, 1997, Mountaineer entered into an agreement by which it obtained an exclusive option to purchase 349 acres of real property located adjacent to its Hancock County, West Virginia operation. Mountaineer paid $100,000 in exchange for an irrevocable option to purchase the property for $600,000 before October 1, 1998, with payment to be made in the form of a $200,000 cash payment at closing and a $400,000 term note bearing interest at 9% payable over five years. The Company has extended this option until October 1, 1999 without additional cash consideration and intends to exercise it to purchase substantially all such 349 acres.

    In February 1998, Mountaineer Park purchased from Realm, Inc. 350 acres in Chester, West Virginia, located adjacent to Mountaineer Park's operations, for a purchase price of $240,000, exclusive of brokerage fees and closing costs of approximately $30,000. The Company has no current plans to develop this unimproved property.

    On November 2, 1998, the Company's subsidiary, Speakeasy Gaming of Las Vegas, Inc., purchased a one-half acre parcel adjacent to the Las Vegas Property for the sum of $120,000. See "Subsequent Events."

    OUTSTANDING OPTIONS AND WARRANTS. As of September 30, 1998, there were outstanding options and warrants to purchase 7,590,867 shares of the Company's common stock. Of this amount, warrants to purchase 1,757,813 shares are held by the Company's lender whose exercise rights are subject to a contractual ownership limitation not to exceed 5% of the Company's outstanding voting shares without prior approval of the West Virginia Lottery Commission. All but 70,000 of such shares are either subject to registration rights or have been included in a registration statement which the Company filed with the Securities and Exchange Commission. See Note 2 to the Condensed and Consolidated Financial Statements. If all such options and warrants were exercised, the Company would receive proceeds of approximately $11.4 million. The Company expects that, subject to shareholder approval, it will continue to grant options to its officers, directors, and key employees.

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

    COMMITMENTS AND CONTINGENCIES. The Company has various commitments including those under various employment agreements, consulting agreements, operating leases, and the Company's pension plan and union contract. The Company believes that it has the ability to meet all of its obligations under such agreements. The Company believes that cash generated from operations, cash on hand, and lines of credit will be sufficient to meet all of the Company's currently anticipated commitments and contingencies and will be sufficient to fund its currently-planned projects during the next 12 months. The Company also has commitments with respect to common stock registration rights.

    On October 30, 1998, the Company's oil and gas subsidiary, ExCal Energy Corporation ("ExCal") sold to SABAL Corp., a non-affiliate of the Company, its remaining interests in Michigan. In connection with the transaction, ExCal (i) received an Assignment of Production Payment in the amount of $2.5 million, which bears interest at the rate of 3% per year, matures after a term of fifteen years, and is convertible, at the election of ExCal, into up to 25% of the equity of SABAL; and (ii) agreed to lend to SABAL up to $500,000 to be used principally for the development of the project. The loan to SABAL bears interest at the rate of 15% per year (interest only for the first six months) and is for a term of two years. See "Subsequent Events."

    YEAR 2000. The Company has analyzed year 2000 issues with its computer and software advisors and has assessed the impact of Year 2000 issues on the Company's operations. Manufacturer's documentation of Year 2000 compliance has been reviewed during this assessment. All information technology items, both software and hardware, are Year 2000 compliant except for one software package being used by the Video Lottery Department. The one software package that is not compliant is IGT's SAMS 3 System. This system is the central communication package that allows communication between the IGT VLTs on site and the Lottery Commission software in Charleston, West Virginia. The solution to this Year 2000 noncompliance must be agreed upon by all four West Virginia tracks. The Company determined that it would be more economical to replace the current SAMS 3 System than to modify it so that it is Year 2000 compliant because the system was no longer sufficient to meet the Company's anticipated needs irrespective of the Year 2000 issue and because a new system would generally enhance the Company's competitive position in the industry. The final determination of the replacement system has not been made at this time. The Company anticipates that the selection of the new software will be made within the next six months. The cost of the replacement system may range from $250,000 to $500,000 per track.

    A non-information technology system that is not in Year 2000 compliance at this time is the telephone system for the West Virginia property. This phone system is no longer sufficient to meet the Company's needs in any event. A new system has been contracted for and installation should be completed by December 31, 1998. The cost of this system is approximately $320,000. Other software and hardware replacements completed in 1998 involved scheduled updating of systems and were not accelerated due to the Year 2000 issue. The Company believes that all of its other non-information systems are Year 2000 compliant. The Company believes that there are currently no other material Year 2000 issues to be disclosed.

    RESULTS OF DISCONTINUED OPERATIONS. On March 31, 1993, the Company's Board approved a formal plan to divest the Company of certain oil and gas operations the Company owns in Michigan through a plan of orderly liquidation. This decision was based upon several factors including (i) the anticipated potential of the Company's gaming operations and the anticipated time to be devoted to it by management, (ii) the expiration of "Section 29" credits, a credit against federal income taxes derived from gas produced from Devonian Shale and "tight sands" formations from wells commenced before January 1993, (iii) the impact of delays in connection with the West Virginia Supreme Court litigation and subsequent passage of enabling legislation for video lottery during 1994 which caused management to focus the Company's efforts and financial resources on Mountaineer Park, and (iv) the Company's desire to continue to place its primary emphasis on its gaming and recreational businesses. That plan of orderly liquidation provided for certain rework, remediation and development costs to address environmental matters, increased production and enhancement of the value of such properties for sale. The Company closed the sale of its remaining oil and gas interests on October 30, 1998. See "Subsequent Events."

SUBSEQUENT EVENTS

    DIVESTITURE OF OIL AND GAS INTERESTS. On October 30, 1998, the Company's oil and gas subsidiary, ExCal Energy Corporation ("ExCal"), sold and transferred to SABAL Corp., ("SABAL") all of its rights, title and interest in the joint venture it had entered with Fleur-David corporation in December of 1992 with respect to the Marathon-Otter Lake Field in Lapeer and Genesee Counties, Michigan. Simultaneously, SABAL acquired Fleur-David's interest in the joint venture as well as an adjacent gas processing plant, equipment and other property from Tessenderlo-Kerley, Inc. ExCal and Fleur-David exchanged mutual releases with respect to the prior joint venture. In return for its interest, ExCal received from SABAL the assignment of a production payment in the principal amount of $2,500,000 payable out of 1/4 of the net revenue attributable to the interests acquired or after-acquired by SABAL in oil and gas leases in Lapeer and Genesee counties, Michigan. The production payment is convertible at the election of ExCal into up to 25% of the equity of SABAL and bears interest at a rate of 3% per annum upon the unpaid balance, with all principle and interest due, in any event, after a term of 15 years.

    Also as a part of the above referenced transaction, ExCal agreed to lend SABAL up to $500,000, of which $217,259.99 was advanced at closing, to be used principally for the development of the project and the acquisition of additional oil and gas leases in Michigan. The loan is for a term of two years and accrues interest at a rate of 15% annually. The loan requires payments of interest only for the first 6 months, and then becomes payable in equal monthly installments of principle and interest. The Loan is also secured by substantially all the assets of SABAL, including a first priority mortgage on the Otter Lake Gas Plant and a perfected, first-priority security interest in the equipment SABAL acquired from Tessenderlo-Kerley, Inc. The loan is also subject to an Inter-Creditor Agreement between SABAL as Debtor and ExCal, Biscayne Petroleum Corporation (an affiliate of the Company's president, Edson Arneault, which lent money to Fleur-David (and which SABAL assumed) when ExCal lacked funds to pay its proportionate costs of the joint venture) and Roger Landress, collectively, as Creditors. Under the Inter-Creditor Agreement, payment to each of the Creditors in the case of a sale of Sabal's assets is determined in proportion to the amount owed each of the Creditors.

    The sale to SABAL completes the Company's divestiture of its oil and gas interests in accordance with the Plan of Orderly Liquidation adopted by the Company's Board of Directors on March 31, 1993.

    The Company has not determined whether the transaction will result in a write down of the asset value on the Company's Condensed and Consolidated Balance Sheet for the fiscal year ending December 31, 1998 or whether the Company will reserve any amount with respect to the loan to SABAL.

    ACQUISITION OF LAND ADJACENT TO THE RAMADA INN AND SPEEDWAY CASINO. On November 2, 1998 Speakeasy Gaming of Las Vegas, Inc., a wholly owned subsidiary of the Company, completed the acquisition from Union Oil Company of California, of a 1/2 acre parcel of real property located adjacent to the Ramada Inn and Speedway Casino in North Las Vegas, Nevada for the sum of $120,000. This property was acquired to augment the grounds surrounding the Ramada Inn and Speedway Casino and to be utilized, primarily, to provide the additional parking required by local authorities and needed to accommodate the expansion of parking and operations at that location. Speakeasy will provide its lender a first priority security interest in the parcel in accordance with the terms of such lender's consent to the purchase.

    APPLICATION FOR APPROVAL TO OPERATE CASINO GAMING. On November 12, 1998 the Company filed its applications in the State of Nevada for approval to operate casino gaming at the Nevada Properties.

ITEM 3.--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not Applicable.

                                    PART II

                               OTHER INFORMATION

ITEM 1.--LEGAL PROCEEDINGS

    There is incorporated by reference the information appearing under the caption "Legal Proceedings" in the Company's Form 10-K for the year ended December 31, 1997.

    GEORGE JONES V. MOUNTAINEER PARK, INC. AND MTR GAMING GROUP, INC., Circuit Court of Hancock County West Virginia, Civil Action No. 95-C-103G. In connection with a Court-ordered settlement conference, the plaintiff voluntarily dismissed all claims with the exception of the slander claim arising out of statements made prior to the Company's acquisition of Mountaineer Park by the then-president. Mountaineer Park and its insurer then settled the slander claim for an amount that is not material to the Company's financial condition.

ITEM 2.--CHANGES IN SECURITIES

    Not Applicable

ITEM 3.--DEFAULTS UPON SENIOR SECURITIES

    Not Applicable

ITEM 4.--SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    The annual meeting of shareholders of the Registrant was held on August 21, 1998 for the purpose of (i) electing directors of the Company, (ii) approving the adoption of the Company's 1998 Stock Incentive Plan, (iii) approving the grant of Stock Options to the Company's independent directors, and (iv) ratifying the appointment of the Registrant's independent public accountants for the year ending December 31, 1998. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition.

    (a) The following directors were elected by the following vote:

                                                                     FOR       WITHHELD
                                                                 ------------  ---------
Edson R. Arneault..............................................    16,339,406    119,345
Robert L. Ruben................................................    16,373,606     85,145
Robert A. Blatt................................................    16,374,806     83,945
James V. Stanton...............................................    16,350,306    108,445
William D. Fugazy, Jr..........................................    16,348,006    110,745

    (b) The proposal to approve the adoption of the Company's 1998 Stock Incentive Plan:

    FOR        AGAINST    ABSTAIN
------------  ---------  ---------
15,596,217      733,407    129,127

    (c) The proposal to ratify grant of Stock Options to the Corporation's independent directors was approved by the following votes.

    FOR        AGAINST    ABSTAIN
------------  ---------  ---------
15,595,887      742,532    120,332

    (d) The proposal to ratify the appointment of the independent public accountants for the year ending December 31, 1998 was approved by the following vote:

    FOR        AGAINST    ABSTAIN
------------  ---------  ---------
16,356,696       56,135     45,920

ITEM 5.--OTHER INFORMATION

    Not Applicable

ITEM 6.--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       3.1   Articles of Incorporation, as amended (1)

       3.2   Amended and Restated Articles of Incorporation, filed as of October 18,
             1996 (2)

       3.3   Amended Bylaws of the Company (3)

      10.1   Exclusive Space Lease Agreement between the Company and Dynasty Games
             Distributing (for Las Vegas Property) (4)

      10.2   Exclusive Space Lease Agreement between the Company and Dynasty Games
             Distributing (for Reno Property) (4)

      10.3   Bill of Sale, Assignment and Quit Claim made by ExCal Energy Corporation in favor of SABAL Corp. of ExCal's interest in oil and gas and interests
             (4)

      10.4   Assignment of Production Payment made by SABAL Corp. in favor of ExCal
             Energy Corporation in the amount of $2.5 million (4)

      10.5   Mutual Release by and between ExCal Energy Corporation, the Company and
             Fleur-David Corporation (4)

      10.6   Term Loan Agreement by and between ExCal Energy Corporation and SABAL
             Corp. (4)

      10.7   Term Note made by SABAL Corp. in favor of ExCal Energy Corporation in the amount of $500,000 (4)

      10.8   General Security Agreement made by SABAL Corp. in favor of ExCal Energy
             Corporation (4)

      10.9   Inter-Creditor Agreement among SABAL Corp., Roger Landress, Biscayne
             Petroleum Corporation and ExCal Energy Corporation (4)

     10.10   Mortgage made by SABAL Corp. in favor of ExCal Energy Corporation granting
             ExCal a first priority security interest in the Otter Lake Gas Plant recorded in Lapeer County, Michigan (4)

      27.1   Financial Data Schedule (4)

      99.1   Press Release Dated November 4, 1998 (4)

      99.2   Press Release Dated November 2, 1998 (4)

      99.3   Purchase Agreement by and between Speakeasy Gaming of Las Vegas, Inc. and
             Union Oil Company of California for a 1/2 acre parcel of real property in
             North Las Vegas, Nevada (4)

      99.4   Deed transferring that 1/2 acre parcel of real property in North Las
             Vegas, Nevada from Union Oil Company of California to Speakeasy Gaming of
             Las Vegas, Inc. (4)

------------------------

(1) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(2) Incorporated by reference from the Company's Current Report on Form 8-K dated October 18, 1996, filed November 1, 1996.

(3) Incorporated by reference from the Company's Current Report on Form 8-K dated and filed on February 20, 1998.

(4) Filed herewith.

    (b) Reports on Form 8-K.

    The Company filed the following Current Reports on Form 8-K during the third quarter of 1998 and thereafter:

    (1) An amendment to the Current Report on Form 8-K (filed by the Company on May 20, 1998) was filed by the Company on July 15, 1998 deleting the description of the purchase of the Reno Ramada Hotel under Item 2 of such Form and including such description under Item 5 of such Form.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1933, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              MTR GAMING GROUP, INC.

Date: November 13, 1998       By:  /s/ EDSON R. ARNEAULT
                                   ------------------------------
                                   Edson R. Arneault
                                   CHAIRMAN, PRESIDENT, AND
                                   CHIEF FINANCIAL OFFICER