Form 10-K
period 1998-12-31
MTR GAMING GROUP INC
filed 1999-03-31
CIK 834162

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

                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1998

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

                            ------------------------

    Indicate by check mark whether the Company (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K of Section 299.405 of this chapter) is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

    The aggregate market value of the Company's common stock held by non-affiliates (all persons other than executive officers or directors) of the Company on March 22, 1999 (based on the closing sale price per share on the NASDAQ Stock Market on that date) was $43,770,033.

    The Company's common stock outstanding at March 22, 1999 was 20,896,322 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

ITEM 1. BUSINESS..........................................................     4
  Company History.........................................................     4
  CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:.............     4
  Mountaineer Race Track & Gaming Resort--Chester, West Virginia..........     5
  Lodge Facilities and Speakeasy Gaming Saloon............................     5
  Video Lottery Facilities................................................     5
  Recreational Facilities.................................................     6
  Trailer Park............................................................     6
  Undeveloped Land........................................................     6
  Current Operations......................................................     6
  Racing Operations.......................................................     6
  Video Slot Operations...................................................     7
  Lodging, Food and Beverage Operations...................................     8
  Ramada Inn and Speedway Casino--North Las Vegas, Nevada.................     8
  Ramada Inn and Speakeasy Casino--Reno, Nevada...........................     8
  Operation of the Nevada Properties/Gaming Licensing.....................     9
  Business Strategy.......................................................     9
    Development and Marketing of Mountaineer Park as a Destination Resort
     and Diversified Entertainment Facility...............................     9
    Increasing Mid-Week Business..........................................     9
    Increase Patronage of Video Slots at Racetrack........................    10
    Improve Financial Results of Racing Operations at Mountaineer Park....    10
  Competition.............................................................    10
    Mountaineer Park......................................................    10
    The Speedway Property.................................................    11
    The Reno Property.....................................................    11
  Employees...............................................................    11
  Regulation And Licensing................................................    11
    General...............................................................    11
    West Virginia Racing and Gaming Regulation............................    12
    Nevada Gaming Regulation..............................................    14
    Impact of Resort Hotel Legislation....................................    17
    Compliance with Other Laws............................................    17
    Restrictions on Share Ownership and Transfer..........................    17
    Application of Environmental Regulations..............................    18
  Discontinued Operations.................................................    18

ITEM 2. PROPERTIES........................................................    18
  Hotel, Gaming, Racing and Other Property................................    18
  Equipment Leases........................................................    19

ITEM 3. LEGAL PROCEEDINGS.................................................    19
  Pending Litigation......................................................    19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............    20

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS...........................................................    20

ITEM 6. SELECTED FINANCIAL DATA...........................................    20

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.............................................    22

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISKS.....................................................    35

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................    35

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE..............................................    35

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY............................    36
  Business Experience.....................................................    36

ITEM 11. EXECUTIVE COMPENSATION...........................................    38
  Summary Compensation Table..............................................    38
  OPTION GRANTS IN 1998...................................................    39
  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END
    OPTION VALUES.........................................................    39
  Section 16(a) Beneficial Ownership Reporting Compliance.................    39
  Employment Agreements...................................................    39
  Compensation of Directors...............................................    40
  Compensation Committee Interlocks and Insider Participation.............    41

ITEM 12. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......    42

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................    43

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K............    44

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................

ITEM 1.  BUSINESS

    COMPANY HISTORY

    The Company, through wholly owned subsidiaries, owns and operates Mountaineer Racetrack and Gaming Resort in Chester, West Virginia, the Ramada Inn and Speedway Casino in North Las Vegas, Nevada, and the Ramada Inn and Speakeasy Casino in Reno, Nevada. Pending licensing, the casinos at the Company's Nevada properties have been leased to a non-affiliated licensed casino operator pursuant to leases that are terminable by the Company on thirty days notice. The Company also holds notes and an assignment of production payment acquired in the disposition of its discontinued oil and gas business.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

    This document includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, history of losses, leverage and debt service, gaming regulation, licensing and taxation of gaming operations, lack of Nevada gaming licenses, dependence on key personnel, competition, including competition from legalization of gaming in states near the Company's gaming operations, no dividends, continued losses from horse racing, costs associated with maintenance and expansion of Mountaineer Park's infrastructure to meet the demands attending increased patronage, costs and risks attending construction, expansion of operations, market acceptance of the Company's Nevada properties and maintenance of "grandfathered" status of those properties, failure to liquidate discontinued operations, cyclical nature of business, Year 2000 issues, limited public market and liquidity, lack of public market, shares eligible for future sale, impact of anti-takeover measures, the Company's common stock being subject to penny stock regulation and other risks detailed in the Company's Securities and Exchange Commission filings.

    MOUNTAINEER RACETRACK & GAMING RESORT--CHESTER, WEST VIRGINIA

    Pursuant to a stock purchase agreement dated May 5, 1992, the Company acquired all of the common stock of Mountaineer Park, Inc. ("Mountaineer Park"), a West Virginia corporation, in December 1992. Mountaineer Park offers parimutuel wagering on live thoroughbred horse racing and simulcast horse and greyhound racing as well as 1,300 video slot machines as part of an entertainment complex and destination resort with hotel, dining and lounge facilities, and outdoor activities including golf, swimming and tennis. Mountaineer Park is situated on a 956-acre site on the Ohio River at the northern tip of West Virginia's northwestern panhandle in Hancock County, approximately 40 miles south of Youngstown, Ohio and 35 miles west of Pittsburgh, Pennsylvania.

    Mountaineer Park offers live thoroughbred horse racing before expansive clubhouse and grandstand viewing areas with enclosed seating for year-round racing. The track also conducts simulcast (closed circuit television) thoroughbred horse and greyhound dog racing from other prominent racetracks around the country. Mountaineer Park's main racetrack consists of an oval dirt track approximately one mile in length. Inside the main track is a natural turf (grass) track measuring seven furlongs or 7/8 of a mile. The racetrack is equipped with two chutes for races of lengths from 4 1/2 furlongs to over one mile. The racetrack buildings consist of the clubhouse and grandstand which provide glass-enclosed stadium and box seating for approximately 770 and 2,850 patrons, respectively. The buildings are each three stories and are connected by an enclosed walkway. Live and simulcast racing can be viewed by approximately 1,200 dining patrons in a restaurant and sandwich bar located in the clubhouse and grandstand respectively. The grandstand building also houses a buffet which provides customers with low-cost meals featuring a variety of foods from breakfast foods to prime rib and seats 120. The Clubhouse also provides a 2,400 square feet glass-enclosed meeting room which will accommodate approximately 200 people. In addition to seating areas, the grandstand covers approximately 57,000 square feet of interior space on the main and mezzanine levels containing parimutuel windows and food and beverage concession stands. The clubhouse covers approximately 25,000 square feet of interior space and likewise offers parimutuel windows. The grandstand has an indoor stage with a seating capacity of approximately 2,240, which is used for concerts and boxing matches, some of which have been nationally televised. The racetrack apron, which is accessible from both buildings, provides racing fans with up-close viewing of horses entering the racetrack and crossing the finish line. The stable area accommodates approximately 1,250 horses and is located adjacent to the main track. Mountaineer's racetrack parking lots have a combined capacity for over 2,900 vehicles.

    LODGE FACILITIES AND SPEAKEASY GAMING SALOON

    The Mountaineer Lodge (the "Lodge") is a two-story facility which overlooks the par three, nine hole "executive" golf course near Mountaineer Park's main entrance on West Virginia State Route 2. The Lodge offers 101 rooms, including 50 standard rooms (one double bed), 46 superior rooms (two double beds), and five king rooms and suites. The Lodge's Gatsby Dining Room seats 125 patrons for casual dining overlooking the golf course and an additional 68 patrons may be seated on an enclosed deck. The Lodge is also the site of the Speakeasy Gaming Saloon. Encompassing 25,000 square feet (including a 12,000 square foot addition that opened in July of 1998), the Speakeasy, together with adjacent smaller rooms, houses 2/3 of Mountaineer Park's 1,300 video slot machines, extensive off-track wagering facilities and Big Al's Deli, where patrons may purchase pizza and sandwiches until closing. The Lodge parking lots have a combined capacity for approximately 700 vehicles.

    VIDEO LOTTERY FACILITIES

    In addition to live and simulcast parimutuel wagering, Mountaineer Park offers video lottery gaming through 1,300 video lottery terminals ("VLTs" or "Video Slots") located in the racetrack clubhouse, grandstand and Lodge. The Company owns 400 VLTs and leases the remaining 900 VLTs. The racetrack houses 1/3 of the VLTs in its Riverside Gaming Terrace on the second floors of the clubhouse and grandstand, and the Lodge offers the remaining 2/3, which is the maximum allowed by law, primarily in the

Speakeasy Gaming Saloon. VLTs allow a player to select from several game themes, including up to four versions of draw poker, blackjack, two versions of keno, and various games that simulate classic casino slot machines.

    RECREATIONAL FACILITIES

    Mountaineer Park has a par three, nine-hole "executive" golf course, three tennis courts, a volleyball court, a basketball court, two swimming pools and two children's swimming pools. These facilities are made available for use by Lodge guests and the general public at specified daily or seasonal rates.

    On January 22, 1999, the Company purchased the Woodview Golf Course, an eighteen-hole par 71 course measuring approximately 6,300 yards on a 168-acre tract, which is located approximately seven miles from Mountaineer Park in New Cumberland, West Virginia. SEE "Management's Discussion and Analysis of Financial Condition and Results of Operations--Subsequent Events".

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

    UNDEVELOPED LAND

    Mountaineer Park owns, as part of its 956-acre site, a 375-acre tract and a contiguous 350 acre-tract (purchased in February 1998) that are currently undeveloped. The undeveloped acreage is located directly across West Virginia State Route 2 from the Lodge and racetrack main entrance. On October 7, 1997, Mountaineer Park acquired an option to purchase approximately 349 additional contiguous acres. The option, for which Mountaineer Park paid $100,000, has a duration of two years and entitles Mountaineer Park to purchase the property and buildings for $600,000. Management has no definitive plans to develop such property, but is considering construction of a championship golf course.

    CURRENT OPERATIONS AT MOUNTAINEER PARK

    The Company's operating revenues at Mountaineer Park are derived principally from its racing and Video Slot operations and, to a lesser extent, its lodging, food and beverage operations. Additional revenues are generated from ticket sales for concerts and boxing events and from greens fees and other recreational facilities fees.

    RACING OPERATIONS

    The Company is subject to annual licensing requirements established by the West Virginia State Racing Commission (the "Racing Commission"). The Company's license was renewed in December 1998, and will remain effective through December 1999.

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

    VIDEO SLOT OPERATIONS

    The Company is subject to annual licensing requirements established by West Virginia law. The Company's license was renewed in July 1998 for a period of one year.

    The Company derives revenue from the operation of Video Slots in the form of net win on the gross terminal income, or the total cash deposited into a VLT less the value of credits cleared for winning redemption tickets. Pursuant to the Lottery Act, the Company's commission is fixed at 47% of the net win after deducting an administration fee of up to 4% of gross terminal revenues first paid to the State of West Virginia.

    The Company owns 400 VLTs and leases a total of 900 VLTs from three manufacturers. The leases covering 800 of the leased VLTs provide for a fixed monthly rental, while the lease for the remaining 100 VLTs calls for a percentage of net win.

    In March 1996, the West Virginia legislature approved the usage of video game themes depicting symbols on reels, commonly referred to as "line games" or "slot games" ("Slot Terminals") in addition to the poker, blackjack and keno games previously permitted ("Card Terminals"). In July of 1996, Mountaineer Park converted 350 Card Terminals into Slot Terminals. In October of 1996, another 50 VLTs were converted. On March 15, 1997, Mountaineer purchased and installed 400 new Slot Terminals and removed 200 older Card Terminals, resulting in an increase in the number of VLTs then in operation from 800 to 1,000, consisting of 800 Slot Terminals and 200 Card Terminals.

    In June of 1998, West Virginia's video lottery law was amended to permit Mountaineer Park to change the ratio of VLTs located at the Lodge versus the racetrack building from 1:1 to 2:1. Accordingly, in July of 1998, Mountaineer Park installed in the Speakeasy 200 new VLTs and 100 VLTs previously operated in the racetrack building, resulting in an increase in the total number of VLTs, at such time, from 1,000 to 1,200 with 800 VLTs in the Lodge and 400 in the racetrack building.

    Although the Lottery Commission approved the linking of video slots in progressive jackpot networks in 1995, the technology for video lottery progressives has only recently become available. In January of 1999, Mountaineer Park introduced progressives on a test basis with respect to a total of 100 VLTs in several networks or "banks" located in the Speakeasy and the Riverside Gaming Terrace. While the games have been popular with patrons--with one jackpot reaching $140,000 by March--technical difficulties have required periodic shut downs of those games. In anticipation of the addition of progressive Video Slots, Mountaineer Park obtained regulatory approval to increase the number of Video Slots from 1,200 to 1,355 and currently operates 1,300 Video Slots.

    LODGING, FOOD AND BEVERAGE OPERATIONS

    The Clubhouse restaurant is open a minimum of 210 days annually on live race days and offers seating for 650 customers with full lunch and dinner menus and a private buffet. Clubhouse customers include racing fans, local residents and private social groups. Beverages and cocktails are also available in the grandstand building at the Hollywood Knights Saloon, which services video lottery players, as well as racing fans. A buffet adjacent to the Hollywood Knights Saloon provides customers with low-cost, all-you-can-eat meals featuring a variety of foods from breakfast foods to prime rib. The grandstand also offers Big Al's Deli II, which serves sandwiches, hotdogs and pizza. Closed circuit television monitors displaying Mountaineer Park's live and simulcast races are provided at every table in both the Clubhouse and grandstand restaurant for the convenience of racing fans. The racetrack food and beverage facilities are intended to complement the entertainment experience for racing fans and video lottery players and, therefore, are designed to offer familiar menus with moderate pricing in a comfortable atmosphere.

    Lodge customers principally include local residents and business travelers visiting nearby steel plants and other businesses on weekdays, with a larger number of recreational customers and persons from non-local markets on weekends. Lodge facilities also include the Gatsby Dining Room, which seats 125 patrons for casual dining, and an additional 68 persons on an enclosed deck overlooking the golf course. Food and beverages are also available at the Lodge in Big Al's Deli located in the Speakeasy Gaming Saloon and in the Iron Horse Lounge. Table and barstool seating is available in the Speakeasy Gaming Saloon and the Iron Horse Lounge for the video lottery gaming and off-track wagering patrons accommodated there. The Lodge and its food and beverage operations are operated in combination with its entertainment facilities and are utilized principally to increase racing attendance and video lottery play. Accordingly, the Company maintains inexpensive room and food and beverage rates.

    RAMADA INN AND SPEEDWAY CASINO--NORTH LAS VEGAS, NEVADA

    In May of 1998, the Company, through its wholly owned subsidiary, Speakeasy Gaming of Las Vegas, Inc. ("Speakeasy Las Vegas"), purchased a 131-room hotel and casino property (previously known as the Cheyenne Hotel & Casino) and has renamed it the Ramada Inn and Speedway Casino (together with an adjacent 1/2 acre parcel purchased thereafter to augment parking, the "Speedway Property"). Since acquiring the Speedway Property, the Company has renovated ninety-five of the hotel rooms, refurbished the restaurant, and constructed a 15,600 square foot addition that houses the casino, and parking lots that now accommodate 474 cars. The Company is in the process of renovating the remaining hotel rooms and plans to construct a new swimming pool. The Speedway Property sits on approximately 6.1 acres and consists of one two-story building and one three-story building. The casino and restaurant have an auto racing theme, as the Speedway Property is the closest hotel and casino to the Las Vegas Motor Speedway.

    The Speedway Property is located at 3227 Civic Center Drive in North Las Vegas at the intersection of Cheyenne Avenue and Interstate 15. I-15 is a major interstate freeway, which extends north into Utah and south into the Los Angeles Basin. The Property is approximately five miles from the Las Vegas Motor Speedway and three miles from Nellis Air Force Base.

    RAMADA INN AND SPEAKEASY CASINO--RENO, NEVADA

    In May of 1998, the Company purchased a 262-room hotel and casino (previously known as the Reno Ramada Plaza Hotel) and has renamed it the Ramada Inn and Speakeasy Casino (the "Reno Property"). An eleven-story tower houses 236 of the Reno Property's hotel rooms, with 26 rooms contained in a separate three-story structure. The Reno Property is located at 6th and Lake Streets in Reno and has parking for approximately 238 cars. The tower also has a restaurant, a deli and two bars. The Reno Property has an 8000 square foot casino area for which the Company intends to implement a theme similar to the Speakeasy concept in place at Mountaineer Park. The property also has a small convention facility.

    OPERATION OF THE NEVADA PROPERTIES/GAMING LICENSING

    On November 12, 1998, the Company, Speakeasy Las Vegas, Speakeasy Reno, and certain of the Company's officers and directors filed applications in the State of Nevada for the permits and licenses required for the Company to operate casinos at the two Nevada Properties. The Company is advised, however, that the licensing process may take approximately one year to complete and that there can be no assurances that the Company will obtain the necessary approvals. Until the Company obtains these approvals, it will not be permitted to conduct gaming or participate in any gaming revenues generated at the properties. Accordingly, the Company's operating revenues from its Nevada properties are currently derived from hotel, food and beverage operations. At the conclusion of the six month period of free rent provided by the casino leases (September of 1999 for the Speedway Casino and approximately October of 1999 for the Speakeasy Casino), the Company will also generate revenue from the rental of those casinos (unless the Company shall have received its Nevada gaming licenses and terminated the casino leases). Upon receipt of its Nevada gaming licenses, the Company expects to earn revenues from casino operations as well.

    BUSINESS STRATEGY

    The Company's business strategy involves further developing and expanding its existing operations at Mountaineer Park, developing and, upon licensing, operating casinos at the Nevada Properties, and seeking to acquire other middle-market, lower priced (ranging from approximately $5 million to $50 million) gaming and/or parimutuel businesses.

    DEVELOPMENT AND MARKETING OF MOUNTAINEER PARK AS A DESTINATION RESORT AND DIVERSIFIED ENTERTAINMENT FACILITY. Established in 1951 as a horse racing venue, Mountaineer Park has historically focused its operations on parimutuel wagering and related amenities. Following the appointment of Edson R. Arneault as Chairman and Chief Executive Officer in April 1995, the Company has sought to capitalize on the passage of the Lottery Act by repositioning the facility as a gaming destination resort and diversified entertainment facility. The Company has invested in excess of $20 million in expansion, renovation, and refurbishment of Mountaineer Park and has incrementally increased the number of Video Slots from 165 at the time of acquisition to 1300 in December of 1998 as legislative developments either permitted additional Video Slots or made their operation more profitable. The Company has also undertaken an aggressive marketing campaign involving print, radio and television advertisements, including a 30-minute "infomercial" that has been airing since 1997 in Mountaineer Park's target markets.

    INCREASING MID-WEEK BUSINESS. As Mountaineer Park now operates near capacity on weekends, the Company's strategy is to increase mid-week patronage of Mountaineer Park's gaming facilities by offering more entertainment and amenities. To that end, Mountaineer Park has increased the number of concerts to be held in fiscal 1999 and has purchased a full-length golf course within a ten-minute drive of the resort. The Company's strategy is to market mid-week golf packages that include overnight stays at the Lodge. The Company is also considering construction of a championship golf course, perhaps to be designed by a well known golf course designer, on Mountaineer Park's undeveloped land to enhance the Company's ability to market the property as a golf and gaming resort. Commencing in 1998, the Company has been acquiring and seeking to acquire additional acreage near Mountaineer Park for future development of a diversified entertainment complex.

    Also to increase patronage during the week, the Company is in the planning stage of constructing a small regional convention center and approximately 120 additional hotel rooms at Mountaineer Park. Additional projects under consideration include a spa adjacent to Mountaineer Park's swimming pool. Management believes the diversification of activities could significantly expand the Company's customer base and allow more families, vacationers, tourists, business travelers, community groups and local residents to enjoy Mountaineer Park, thereby increasing mid-week room occupancy, Video Slot revenue, off-track betting revenue and food and beverage sales. Management will likely not commence such construction, however, until completion of a new sewer project (for which Mountaineer Park has contracted with the Hancock County Public Service District) to accommodate increased patronage. The Company expects the sewer to be available in approximately December of 1999.

    INCREASE PATRONAGE OF VIDEO SLOTS AT RACETRACK. The success of Mountaineer's Lodge-based Video Slot operations in the Speakeasy Gaming Saloon has left the Video Slots in the racetrack building underutilized. Currently, the track-based Video Slots as well as food and beverage facilities are open only during Mountaineer Park's 210 live race days or during special events such as concerts and boxing matches. Both to maximize the Company's investment in its racetrack-based Video Slots and associated amenities, and to relieve overcrowding in the Speakeasy, the Company's strategy is to encourage patrons to use the racetrack's Video Slots. Management may offer free or reduced price food and beverage as well as providing more entertainment at the racetrack in order to attract patrons. If this strategy proves successful, Mountaineer Park will likely increase the number of days it opens its track-based Video Slot and food and beverage facilities.

    IMPROVE FINANCIAL RESULTS OF RACING OPERATIONS AT MOUNTAINEER PARK. The Company has a two-pronged strategy for improving the financial results of its horse racing business: (i) continue to improve the quality of the live racing product by increasing average purses and sponsoring "stakes" races or "championship" races; and (ii) make its live racing product more attractive to wagerers by broadening the betting pool through the commencement of export simulcasting.

    Management believes that the enhanced quality of racehorses should improve the Company's prospects in export simulcasting. Commencement of export simulcasting activity would not only create a new source of revenue but the anticipated related increase in gross dollars wagered on Mountaineer Park's live races should also generate increases in live handle, as a greater and more diverse wagering pool lessens the impact a particular wager will have on the pay-off odds. Management intends to continue its policy of increasing average daily purses (though not necessarily in the winter months) as well as sponsor substantially increased stakes races attempting to develop an export simulcast business. Management does not expect results from racing operations to improve materially, despite larger daily purses, stakes races, better horses, and reduced costs, unless and until Mountaineer Park also commences export simulcasting. Commencement of export simulcasting will require significant capital expenditures for equipment and facilities upgrades, and no assurance can be given, however, that the Company will successfully commence export simulcasting or that the anticipated results will be realized.

    COMPETITION

    The Company faces substantial competition in each of the markets in which its gaming facilities are located. Some of the competitors have significantly greater name recognition and financial and marketing resources than the Company. All of the Company's gaming operations primarily compete with other gaming operations in their geographic areas. New expansion and development activity (with the exception of video lottery in Mountaineer Park's target markets) is occurring in each of the relevant markets, which may be expected to intensify competitive pressures. All of the Company's gaming operations also compete to a lesser extent with operations in other locations, including Native American lands, riverboats and cruise ships, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, on- and off- track wagering, high-stakes bingo, card parlors, and the emergence of Internet gaming. Several states have considered legalized casino gaming and others may in the future.

    Specific competitive factors relating to the Company's primary gaming markets include the following:

    MOUNTAINEER PARK. In recent years, the number of gaming options available to consumers in the Company's West Virginia area market has increased considerably. Mountaineer Park's principal direct competitors are Wheeling Downs, located approximately 40 miles to the south in Wheeling, West Virginia, Thistledown, located approximately 85 miles to the northwest in Cleveland, Ohio and Ladbroke, located approximately 80 miles away from Mountaineer Park in Washington, Pennsylvania. Wheeling Downs conducts parimutuel greyhound dog racing and video lottery gaming. Thistledown conducts parimutuel thoroughbred horse racing but not video lottery gaming. Ladbroke conducts live harness racing and provides import simulcasting, but does not have video lottery gaming. In general, Mountaineer Park competes with other tracks for participation by quality racehorses. The Company also competes with statewide lotteries in West Virginia, Pennsylvania and Ohio, off-track and on-site wagering in Pennsylvania, and, to a lesser extent, destination gaming facilities in Las Vegas and Atlantic City, as well as other entertainment options available to consumers, including live and televised professional and collegiate major sports events. The Company will also compete with off-track wagering in Ohio, which has recently been approved in that state. To the extent that Pennsylvania, Ohio or West Virginia legalizes any forms of casino gaming, slot machines or video lottery gaming, the Company's Video Slot operations could compete with any such new gaming facilities located within driving distance of Mountaineer Park. If permitted under such new legislation, such facilities may offer more gaming machines than Mountaineer Park, or gaming machines which are superior to those offered by Mountaineer Park, as well as forms of gaming not available in West Virginia. Such competition could have a material adverse effect on the Company.

    THE SPEEDWAY PROPERTY. The Company does not intend for the Speedway Property to compete with the high-end luxury hotel/casinos along Las Vegas' famous Strip. Although the Strip is the main attraction for gaming patrons who travel to Las Vegas, the Company believes that North Las Vegas constitutes a distinct segment of the Las Vegas gaming market. Nevertheless, management recognizes that the strip may limit customer traffic to the North Las Vegas area. Even within the North Las Vegas segment of the market, however, Speakeasy Las Vegas faces substantial competition from other small casinos. New properties, or major additions, expansions or enhancements to competitors' existing properties, could have a material adverse effect on the Company.

    THE RENO PROPERTY. The Reno Property competes with other properties in Reno, Nevada and other Nevada gaming markets. The Reno Property's principal direct competitors are those gaming facilities located in downtown Reno. There are currently nine gaming facilities in downtown Reno with over 11,700 slot machines, 470 table games and 6,600 hotel rooms. These gaming facilities are, in general, larger and have more amenities than the Reno Property. New properties, or major additions, expansions or enhancements to competitors' existing properties could have a material adverse effect on the Company.

    EMPLOYEES

    As of December 31, 1998, Mountaineer Park had approximately 683 employees of whom approximately 70 were represented by a labor union under a collective bargaining agreement. During its peak season in 1998, the Company had as many as approximately 750 employees, including full-time temporary employees. The union representing mutuel clerks at the racetrack has been expanded in recent years to cover certain employees providing off-track betting services at the Lodge. The collective bargaining agreement was extended until November 30, 2002. As of December 31, 1998, the Company also had one full-time and two part-time employees in Orange County, California. The Company believes that its employee relations are good.

    REGULATION AND LICENSING

    GENERAL. All of the Company's current and proposed gaming operations are subject to extensive regulations and could be subjected at any time to additional or more restrictive regulations. The Company is also subject to the provisions of West Virginia law that govern the conduct of thoroughbred horse racing in West Virginia (the "West Virginia Racing Act") and the operation of Video Slots in West Virginia (the "Lottery Act"). The Company's live racing, pari-mutuel wagering and Video Slot operations are contingent upon the continued governmental approval of such operations as forms of legalized gaming. The Company also may be materially adversely affected by legislation of additional forms of gaming activity, or expanded licensure, within or near the Company's present or future markets.

    The regulations and oversight applicable to the Company's operations are intended primarily to safeguard the legitimacy of gaming activity and its freedom from inappropriate or criminal influences. The Company's material licenses are subject to annual or other periodic renewal and governmental authorities may refuse to grant permission to continue to operate existing facilities. The failure to obtain or maintain in effect required regulatory approvals would have a material adverse effect upon the Company's business, financial condition and results of operations.

    WEST VIRGINIA RACING AND GAMING REGULATION. The Company's operations at Mountaineer Park are subject to regulation by the West Virginia State Racing Commission (the "Racing Commission") under the West Virginia Racing Act, and by the West Virginia State Lottery Commission under the Lottery Act. The powers and responsibilities of the Racing Commission include, among other things, (i) granting permission annually to maintain racing licenses and schedule race meets, (ii) approving simulcasting activities, (iii) licensing all officers, directors, racing officials and certain other employees of the Company and (iv) approving all contracts entered into by the Company affecting racing and pari-mutuel wagering operations. Such powers and responsibilities extend to the approval and/or oversight of all aspects of racing and pari-mutuel wagering operations. In order to conduct simulcast racing, Mountaineer Park is required under West Virginia law to hold a minimum of 210 live race days each year. West Virginia law requires that at least 80% of Mountaineer Park's employees must be citizens and residents of West Virginia and must have been such for at least one year. In addition, certain activities, such as simulcasting races, require the consent of the representatives of a majority of the horse owners and trainers at Mountaineer Park.

    If the Company commences export simulcast activities that occur outside of West Virginia, such operations could be subject to regulation by other state racing commissions, as well as the provisions of the Federal Interstate Horse Racing Act of 1978, which prohibits Mountaineer Park from accepting off-track wagering on simulcast racing without the approval of the Racing Commission and, subject to certain exceptions, of any other currently operating track within 60 miles, or if none, of the closest track in any adjoining state. The Company has received all necessary approvals to conduct its current operations at Mountaineer Park; however, such approvals are subject to renewal and approval annually. The failure to receive or retain approvals or renewals of approvals, or a delay in receiving such approvals and renewals, could cause the reduction or suspension of racing and pari-mutuel wagering, as well as of Video Slot operations, at Mountaineer Park and have a material adverse effect upon the Company's business, financial condition and results of operations.

    Pursuant to the Lottery Act, each of the two West Virginia horse racetracks and two West Virginia dog racetracks licensed prior to January 1, 1994 and which conduct a minimum number of days of live racing, may apply for an annual license to operate Video Slots at its racetrack. The Lottery Act likewise requires that the operator of Mountaineer Park be subject to a written agreement with the horse owners, breeders and trainers who race horses at that facility (the "Mountaineer Park Horsemen") in order to conduct Video Slots operations. The Company is party to the requisite agreement with the Mountaineer Park Horsemen, which expires on January 1, 2001. The Lottery Act also requires that the operator of Mountaineer Park be subject to a written agreement with the pari-mutuel clerks in order to operate Video Slots. The Company is party to the requisite agreement with its pari-mutuel clerks which expires on November 30, 2002. The absence of an agreement with the Mountaineer Park Horsemen or the pari-mutuel clerks at Mountaineer Park, or the termination or non-renewal of such agreement, would have a material adverse affect on the Company's business, financial condition and results of operations. The Lottery Commission has broad powers to approve and monitor all operations of the video lottery terminals, the specification of the terminals and the interface between the terminals and the West Virginia Central Lottery System. In addition, the Lottery Commission licenses all persons who control the licensed entity or are key personnel of the video lottery operation to ensure their integrity and absence of any criminal involvement.

    The conduct of video lottery gaming by a racing facility is subject to the approval of the voters of the county in which the facility is located. If such approval is obtained, the facilities may continue to conduct video lottery activities unless the matter is resubmitted to the voters pursuant to a petition signed by at least 5% of the registered voters, who must wait at least five years to bring such a petition. If approval is denied, another vote on the issue may not be held for a period of two years. Video lottery gaming was approved in Hancock County, the location of Mountaineer Park, on May 10, 1994. If such approval were ever revoked pursuant to the Lottery Act, it would have a material adverse effect on the Company.

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

    In June of 1998, the Lottery Act was amended, permitting Mountaineer Park to change the ratio of VLTs located in the Lodge versus the racetrack building from 1:1 to 2:1.

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

    NEVADA GAMING REGULATION. The laws, regulations, and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;
(iv) the prevention of cheating and fraudulent practices; and (v) to provide a source of state and local revenues through taxation and licensing fees.

    In order to operate non-restricted gaming at the Nevada Properties, the Company, Speakeasy Las Vegas, Speakeasy Reno and certain officers and directors are required to be licensed as operators of a casino by the Nevada Gaming Authorities. A gaming license requires the periodic payment of fees and taxes and is not transferable. The Company has also applied to be registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it will be required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, Speakeasy Las Vegas or Speakeasy Reno without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and all relevant affiliates filed applications for the necessary licenses on November 12, 1998, but neither the Company nor its Nevada subsidiaries has yet obtained from the Nevada Gaming Authorities the various registrations, approvals, permits, and licenses required in order to engage in gaming activities in Nevada.

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or the Nevada Subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors, and certain key employees of the Nevada subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors, and key employees of the Company who are actively and directly involved in gaming activities of the Nevada Subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

    After registration and licensing, if the Nevada Gaming Authorities were to find an officer, director, or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or the Nevada Subsidiaries, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or the Nevada subsidiaries to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

    After registration and licensing, the Company and the Nevada subsidiaries will be required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities, and similar financial transactions by the Company and the Nevada subsidiaries will have to be reported to, or approved by, the Nevada Commission.

    After licensing, if it were determined that the Nevada Gaming Control Act or the regulations promulgated thereunder (collectively, the "Nevada Act") was violated by the Company or its Nevada subsidiaries, the gaming licenses could be limited, conditioned, suspended, or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Nevada subsidiaries, the Company, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission.

    Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

    The Nevada Act requires any person who acquires more than five percent of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10 percent of the Company's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more then 10 percent, but not more than 15 percent, of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies, or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies, or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

    Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner of securities if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or its Nevada subsidiaries, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.

    The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated, and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

    After registration and licensing, the Company will be required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company will also be required to render maximum assistance in determining the identity of the beneficial owner. After registration and licensing, the Nevada Commission will have the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. Likewise, the Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire, or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes.

    After registration and licensing, changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors, and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

    The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the

Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

    License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly, or annually.

    Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who is or proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A Licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of personal unsuitability.

    IMPACT OF RESORT HOTEL LEGISLATION. The Speedway Property and the Reno Property are subject to legislation passed in 1991 by the Nevada Legislature, which is commonly referred to as the Resort Hotel Legislation. The key portions of this legislation are found in Section 463.1605 of the Nevada Revised Statutes ("NRS"). NRS 463.1605 essentially provides that the Nevada Commission shall not approve a nonrestricted gaming license for an establishment located in either Clark County or Washoe County, Nevada, unless the establishment is a resort hotel. A resort hotel is defined to include an establishment held out to the public as a hotel with more than 200 rooms available for sleeping accommodations, at least one bar with capacity for more than 30 patrons, and at least one restaurant with capacity for more than 60 patrons. A county, city or town may require resort hotels to meet standards in addition to those required by NRS 463.1605 as a condition to issuance of a gaming license by the particular county, city or town. The City of Reno has by ordinance increased the room requirement for resort hotels to 300. The Nevada Properties are exempt from NRS
463.1605 because these locations have held non-restricted gaming licenses. The grandfathered exemptions, however, are lost in the event gaming is abandoned within the meaning of the statute and local regulations. The March 1999 commencement of gaming operations at the Speedway Property and the contemplated April 1 commencement at the Reno Property will preserve the grandfathered status of the Nevada properties. The failure to keep the grandfathered exemptions to NRS 463.1605 and the local regulations governing resort hotels (by abandonment of gaming operations) would have a materially adverse effect on the Company.

    COMPLIANCE WITH OTHER LAWS. The Company and facilities are also subject to a variety of other rules and regulations, including zoning, construction and land-use laws and regulations in Nevada and West Virginia governing the serving of alcoholic beverages. Mountaineer Park derives a significant portion of its other revenues from the sale of alcoholic beverages to patrons of its facilities, and the Company anticipates that the same will be true of Speakeasy Las Vegas and Speakeasy Reno. Any interruption or termination of Mountaineer Park's existing ability to serve alcoholic beverages or the inability of Speakeasy Las Vegas or Speakeasy Reno to hold permits to serve alcoholic beverages would have a material adverse effect on the Company's business, financial condition and results of operations.

    RESTRICTIONS ON SHARE OWNERSHIP AND TRANSFER. Unless prior approval of the West Virginia Lottery Commission is obtained, the sale of five percent or more of the voting stock of the license holder or any corporation that controls the license holder or the sale of a license holder's assets (other than in the ordinary course of business), or any interest therein, to any person not previously determined by the

Lottery Commission to have satisfied the licensing qualifications, voids the license. With respect to the State of Nevada, any beneficial holder of a registered Corporation's voting securities (or rights to acquire such securities), regardless of the number of shares owned, may be required to file an application, be investigated and have his suitability as a beneficial holder of the registered Corporation's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation. Applicable Nevada law requires any person who acquires more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing.

    APPLICATION OF ENVIRONMENTAL REGULATIONS. Generally, the Company and its subsidiaries are subject to a variety of federal, state and local governmental laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. While the Company believes that it and its subsidiaries are presently in material compliance with all environmental laws, failure to comply with such laws could result in the imposition of severe penalties or restrictions on operations by government agencies or courts that could materially adversely affect the Company's operations. The Company does not have insurance to cover environmental liabilities, if any, other than certain limited coverage with respect to the Reno Property.

    DISCONTINUED OPERATIONS

    In January 1992, as part of its plan of reorganization, the Company, through its wholly owned subsidiary, ExCal Energy Corporation, acquired from various affiliates of the Company's president and chairman, Edson Arneault (prior to his becoming an affiliate of the Company), oil and gas leases and wells in Ohio (the "Ohio Interests") and an interest in oil wells in Michigan (the "Michigan Interests"). Pursuant to an October 1993 Plan of Orderly Liquidation, in December of 1994, the Company sold the Ohio Interests for notes valued at approximately $426,000. In October of 1998, the Company exchanged the Michigan Interests to an affiliate of its former joint venture partner for an assignment of production payment in the amount of $2.5 million, which is convertible at the Company's election into up to 25% of the equity of the purchaser. In connection with the exchange of the Michigan Interests, the Company likewise agreed to lend to the purchaser up to $500,000 for development of the project and acquisition of related assets. The loan is secured by substantially all of the assets of the purchaser. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Discontinued Operations"; Note 13 of the Notes to Consolidated Financial Statements; and "Certain Relationships and Related Transactions".

ITEM 2.  PROPERTIES

    HOTEL, GAMING, RACING AND OTHER PROPERTY

    Mountaineer Park is comprised of a thoroughbred racetrack and the Lodge providing video lottery gaming, off-track wagering, dining and lounge facilities as well as facilities for golf, swimming, tennis and other outdoor activities covering approximately 956 acres (including approximately 725 undeveloped acres) in Chester, West Virginia. The Mountaineer Park facility encompasses approximately 4,100 feet of frontage on the Ohio River. Mountaineer Park also owns a 168-acre tract including the Woodview Golf Course in New Cumberland, West Virginia.

    The Speedway Property sits on approximately 6.1 acres and consists of one two-story building and one three-story building with a total of 131 hotel rooms. The Property also has a restaurant and lounge facilities, as well as the newly constructed 15,600 square foot casino building with parking for 474 cars.

    The Reno Property sits on approximately 1.74 acres in downtown Reno and consists of an eleven-story tower that contains 236 of the Reno Property's hotel rooms, with 26 rooms contained in a separate three-story structure. The Reno Property is located at 6th and Lake Streets in Reno and has parking for approximately 238 cars. The tower also has a restaurant, a deli and two bars. The Reno Property has an 8000 square foot casino area and a small convention facility.

    Substantially all of the Company's assets are pledged to secure the debt evidenced by the Third Amended and Restated Term Loan Agreement, dated as of July 2, 1996, as amended and restated as of December 10, 1996, as further amended and restated as of July 2, 1997, and as of April 30, 1998, among Mountaineer Park, Inc., Speakeasy Las Vegas, Speakeasy Reno, the Company and Madeleine LLC.

    EQUIPMENT LEASES

    At December 31, 1998, in connection with video lottery and racing operations, Mountaineer Park leased 900 video lottery machines, a totalisator system, video tape and closed circuit television systems and other equipment required for its operations.

ITEM 3.  LEGAL PROCEEDINGS

    PENDING LITIGATION

    OVELLE HOLDINGS, INC. V. MTR GAMING GROUP, INC., Circuit Court of Hancock County, West Virginia, Civil Action 97-C-133G. On July 24, 1997, the Company and Mountaineer Park were served with a complaint filed by Ovelle Holdings, Inc. claiming breach of contract and breach of the implied covenant of good faith and fair dealing in connection with a financing commitment allegedly obtained by the plaintiff for Mountaineer Park. The complaint seeks recovery of $350,000 in fees, as well as lost profits on shares of the Company's stock the plaintiff alleges it could have purchased upon the exercise of options to which plaintiff claims entitlement, and loan servicing fees, pre- and post-judgment interest, and costs.

    The Company and Mountaineer Park have filed a motion for summary judgment on the grounds that letters authored by plaintiff constitute an admission that plaintiff was unable to arrange closing of the subject financing by the express deadline contained in the parties' agreement and that no agreement to extend the closing date was reached. Thus, plaintiff did not satisfy the conditions precedent to its right to compensation of any kind. In January of 1999, the plaintiff filed its opposition to the motion for summary judgment, asserting that the Company interfered with plaintiff's performance and that time was not of the essence in the agreement. The parties have agreed to submit to non-binding mediation in an effort to resolve the matter amicably.

    REINHOLD V. MOUNTAINEER PARK, INC., Circuit Court of Hancock County, West Virginia, Civ. No. 98-30-W. On February 19, 1998 Juanita Reinhold filed a complaint against Mountaineer Park, alleging wrongful termination of employment and improper use of polygraph testing. Ms. Reinhold seeks $250,000 in compensatory damages, $250,000 in punitive damages, plus costs and attorney's fees. Mountaineer Park has answered the complaint, denying any liability on the grounds that Ms. Reinhold's employment was properly terminated and the polygraph examination was administered by the local law enforcement authorities, in the presence of Ms. Reinhold's counsel, in connection with a police investigation. The Company also filed a motion to disqualify the plaintiff's counsel on the grounds that (i) he has a conflict of interest as a consequence of his former service as counsel to and a member of the board of directors of Mountaineer Park; and (ii) Mountaineer Park's pending unrelated action against him for legal malpractice prevents him from rendering objective advice to his current client. In the face of the motion, counsel moved to withdraw. At a hearing on October 5, 1998, the Court granted the motion to withdraw and permitted Mountaineer Park to seek sanctions to recover its costs of prosecuting the motion to disqualify. That motion for sanctions is still pending, no substitute counsel has yet filed an appearance on behalf of the plaintiff, and there has been no further activity in the case.

    The Company (including its subsidiaries) is also a defendant in various law suits relating to routine matters incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is quoted on the NASDAQ SmallCap Market under the symbol "MNTG". On March 22, 1999, the closing trade price for the Company's Common Stock was $2.375. As of March 22, 1999, there were approximately 610 stockholders of record of the Company's Common Stock.

    The following table sets forth the range of high and low bid price quotations obtained from the National Quotation Bureau, LLC for the Common Stock for the two fiscal years ended December 31, 1997 and 1998 and for the period of January 1, 1999 through March 22, 1999. These quotes are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                                            HIGH        LOW
                                                                          ---------  ---------
Year Ended December 31, 1997:
  First Quarter.........................................................  1.46875    .78125
  Second Quarter........................................................  1.3125     1.00
  Third Quarter.........................................................  1.4375     1.21875
  Fourth Quarter........................................................  2.46875    1.4375

Year Ending December 31, 1998:
  First Quarter.........................................................  2.9375     2.00
  Second Quarter........................................................  3.46875    2.4375
  Third Quarter.........................................................  2.50       1.625
  Fourth Quarter........................................................  2.84375    1.75

Year Ending December 31, 1999:
  First Quarter (January 1, 1999 through March 22, 1999)................  2.65625    1.96875

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data set forth below as of and for each of the five years ended December 31, 1998, have been derived from the audited consolidated financial statements of the Company, certain of which are included elsewhere in this Report, and should be read in conjunction with those consolidated financial statements (including the notes thereto) and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

                                                            FISCAL YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------------------------
                                           1998           1997           1996           1995           1994
                                       -------------  -------------  -------------  -------------  -------------
Statement of Operations Data:
Revenues.............................  $  83,110,000  $  60,138,000  $  40,204,000  $  24,927,000  $  14,656,000
Income/(loss) from continuing
  operations.........................     10,423,000      4,694,000      1,155,000     (5,313,000)    (6,902,000)
Income/(loss) per share from
  continuing operations
Basic:...............................            .51            .24            .06           (.33)          (.48)
Assuming dilution:...................            .44            .22            .06           (.33)          (.48)
Discontinued operations data:
Revenues.............................             --             --             --             --        184,000
Loss from discontinued operations....     (2,735,000)            --             --             --       (640,000)
Loss per share from discontinued
  operations.........................
Basic................................           (.13)            --             --             --           (.04)
Assuming dilution....................           (.11)            --             --             --           (.04)
Balance Sheet Data:
Working Capital (Deficiency).........     12,457,000      9,785,000      3,897,000     (7,453,000)    (1,763,000)
Current Assets.......................     15,016,000     12,884,000      7,016,000      1,972,000      3,600,000
Current Liabilities..................      2,559,000      3,099,000      3,119,000      9,425,000      5,363,000
Total assets-continuing operations...     59,737,000     38,285,000     28,262,000     23,131,000     21,387,000
Net assets-discontinued operations...             --      2,616,000      2,616,000      2,616,000      2,571,000
Total Liabilities....................     36,547,000     25,788,000     20,612,000     19,763,000     14,200,000
Total Stockholders' Equity...........     23,190,000     15,113,000     10,266,000      5,984,000      9,758,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    In December 1992, the Company acquired Mountaineer Park with the intent of enhancing its facilities for promotion as a high quality gaming, racing and recreation resort. Shortly thereafter, the Company determined to focus primarily on the gaming industry. The Company anticipates that Mountaineer Park, particularly video lottery operations, will continue to be the dominant factor in the Company's financial condition for at least the next fiscal year. Ultimately, the profitability of the Speedway and Reno Properties, which the Company acquired in the second quarter of 1998, will be directly related to whether and when the Company obtains all necessary Nevada gaming approvals. The Company has been advised that the licensing process may take approximately a year to complete, and that there can be no assurance that the Company will obtain such licenses.

TWELVE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO TWELVE MONTHS ENDED DECEMBER
  31, 1997

    Total revenues increased by $22,972,000 from 1997 to 1998, an increase of 38.2%. Approximately $19.8 million of the increase was produced by video lottery operations, while the parimutuel commissions and lodging, food, beverage and other operations at Mountaineer Park contributed approximately $3.2 million of additional revenues. Management believes the increase resulted primarily from increased patronage resulting from the Company's expanded advertising activities, the increase to 1,200 Video Slots in July 1998 (as compared to 800 from January 1 through March 12, 1997 and 1,000 thereafter) together with a change in law that permitted Mountaineer Park to change the ratio of Video Slots in the Lodge as compared to the racetrack building, the introduction of a variety of Video Slots, the expansion of the Speakeasy Gaming Saloon and other enhanced facilities.

    The Nevada Properties contributed $1,046,000 in lodging, food and beverage revenues in the year ended December 31, 1998. Since the May 1998 acquisition, the Speedway Property has generally been dark during renovation of hotel rooms and food and beverage facilities and construction of the 15,600 square foot casino building and parking lots. There were no gaming operations at either property during 1998.

VIDEO LOTTERY OPERATIONS

    Revenues from video lottery operations increased 40% from $49.2 million in 1997 to $69.0 million in 1998.

    An amendment of the Lottery Law that became effective in June of 1998 permitted Mountaineer Park to change the ratio of Video Slots located in the Lodge versus the racetrack building from 1:1 to 2:1. Terminals located in the Lodge's Speakeasy Gaming Saloon are more popular than those at the racetrack and account for significantly more revenue. To capitalize on the change in law, the Company constructed a 12,000 square foot addition to the Lodge's Speakeasy Gaming Saloon, obtained regulatory approval to increase the total number of Video Slots from 1,000 to 1,200 (by leasing 200 new "nickel" machines), and placed 800 Video Slots in the Lodge and 400 in the racetrack building (as of July 2, 1998).

    With the expansion of the Speakeasy, Mountaineer Park also doubled the size of Big Al's Deli and added additional bar and entertainment facilities. These changes, together with the Company's advertising campaign, are primarily responsible for the dramatic increase in revenue. Management also believes that the introduction of variety in Mountaineer Park's Video Slots--in terms of both manufacturers and types of games (nickel-based as well as quarter-based) contributed to the increased patronage. Previously, only one manufacturer had been authorized to provide Video Slots in West Virginia.

    In December 1998, Mountaineer Park leased 100 more Video Slots (62 in the Speakeasy and 38 in the racetrack building) from a third manufacturer in anticipation of initiating four progressive Video Slot banks. These machines were placed in service on December 17, 1998 and therefore did not have a material impact on operations for the year ended December 31, 1998.

    For the twelve months ended December 31, 1998, average daily net win on the VLTs placed at the racetrack was $68 (including $0 for days when there was no live racing), compared to $243 earned on the Lodge-based terminals for a facility-wide average of $171 per VLT per day. Management believes that the increase from 500 Video Slots to 862 at the Lodge will result in a higher overall net win for the facility. Both to maximize the Company's investment in its racetrack-based Video Slots and associated amenities, and to relieve overcrowding in the Speakeasy, the Company intends to encourage patrons to use the racetrack's Video Slots. Management may offer free or reduced price food and beverage as well as providing more entertainment at the racetrack in order to attract patrons. If this strategy proves successful, Mountaineer Park will likely increase the number of days it opens its track-based Video Slot and food and beverage facilities. See "--Parimutuel Commissions" and "--Liquidity and Sources of Capital--Capital Improvements."

    A summary of the video lottery gross wagers less patron payouts ("net win") for the twelve months ended December 31, 1998 and 1997 is as follows:

                                                                                    TWELVE MONTHS ENDED DECEMBER
                                                                                                 31
                                                                                   ------------------------------
                                                                                        1998            1997
                                                                                   --------------  --------------
Total gross wagers...............................................................  $  240,164,000  $  171,138,000
Less patron payouts..............................................................  $  171,172,000  $  121,951,000
                                                                                   --------------  --------------
Revenue--
video lottery operations.........................................................  $   68,992,000  $   49,187,000
                                                                                   --------------  --------------
Average daily net win per terminal...............................................  $          171  $          140
                                                                                   --------------  --------------
                                                                                   --------------  --------------

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

    Parimutuel commissions for the twelve months ended December 31, 1998 and 1997 are summarized below.

                                                                                     TWELVE MONTHS ENDED DECEMBER
                                                                                                  31
                                                                                    ------------------------------
                                                                                         1998            1997
                                                                                    --------------  --------------
Live racing parimutuel handle.....................................................  $   21,594,000  $   20,100,000
Simulcast racing parimutuel handle................................................      22,217,000      20,875,000
Less patrons' winning tickets.....................................................     (34,661,000)    (32,464,000)
                                                                                    --------------  --------------
                                                                                         9,150,000       8,511,000

State and county parimutuel tax...................................................        (494,000)       (493,000)
Purses and Horsemen's Association.................................................      (3,860,000)     (3,581,000)
                                                                                    --------------  --------------
Revenues--parimutuel commissions..................................................  $    4,796,000  $    4,437,000

    For the twelve months ended December 31, 1998, live handle rose by $1.5 million to $21.6 million, an increase of 7.5% compared to $20.1 million for the same period in 1997. Simulcast racing handle for the year ended 1998 was $22.2 million, an increase of $1.3 million from the year ended 1997. Management believes these increases resulted primarily from increased video lottery attendance and cross-marketing from such activity. During 1998 management raised average daily purses from $58,000 to $66,000 and sponsored stakes races of up to $35,000 as compared with $25,000 in 1997. In 1998, Mountaineer Park also had larger championship races. For the August 1998 running of the West Virginia Derby, Mountaineer Park's race participants were paid $345,000 in a single day, with $200,000 funded by the State Racing Commission for the feature race.

    While management is encouraged by the $2.8 million increase in parimutuel handle and $359,000 increase in revenue, it does not view the increases in handle and revenues as significant (in comparison to the increases in purses). Management continues to believe that periodic increases in average daily purses and purses for stakes races will attract higher quality racehorses. Management believes that over time such increases and improvements should lead to increased live racing handle, or alternatively smaller decreases. Management also believes that the enhanced quality of racehorses should improve the Company's prospects in export simulcasting. Commencement of export simulcasting activity would not only create a new source of revenue but the anticipated related increase in gross dollars wagered on the Company's live races should also generate increases in live handle (as a greater and more diverse wagering pool lessens the impact a particular wager will have on the pay-off odds). Management intends to continue its policy of increasing average daily purses (though not necessarily in the winter months) as well as sponsoring substantially increased stakes races and attempting to develop an export simulcast business. Management does not expect results from racing operations to improve materially, despite larger daily purses, stakes races, better horses, and reduced costs, unless and until Mountaineer Park also commences export simulcasting. No assurance can be given, however, that the Company will successfully commence export simulcasting or that the anticipated results will be realized. See "--Costs and Expenses" and "--Parimutuel Commission Operating Costs."

LODGING, FOOD AND BEVERAGE

    Revenues earned from lodging, food and beverage accounted for a combined increase of 38.4% to $7.5 million for the year ended December 31, 1998, from $5.4 million for the same period in 1997. Restaurant, bar and concession facilities produced $880,000 of the revenue increase, while lodge revenues increased $1.2 million. Food and beverage operations accounted for approximately 67% of the revenues from this profit center in 1998 and 75% in 1997. This variance is attributable to the Nevada Properties. In 1998, 93%, or $976,000, in revenues generated by the Nevada Properties was from lodging. Management believes that increased revenues from lodging, food and beverage at Mountaineer Park resulted primarily from enhanced video lottery facilities and related advertising, which in turn led to increased consumption of food and beverages by the Company's customers. Increases in food and beverage revenue at Mountaineer Park also resulted from the expansion of food and beverage facilities in the Speakeasy in July of 1998.

OTHER OPERATING REVENUES

    Other sources of revenues consist primarily of non-core businesses such as admission, programs, golf, special events, such as concerts and professional boxing matches, check cashing and ATM services. While these lines of business are not the Company's most profitable, the Company believes they are necessary for the Company to continue to attract gaming patrons. Other revenues increased by $726,000, or 66.2% from 1998 to 1997. The increase in 1998 was caused by a $268,000 increase in miscellaneous income, a $177,000 increase in check cashing fees, a $147,000 increase in special event ticket sales, and a $143,000 increase in ATM service fees.

OPERATING COSTS

    Total operating costs increased by 31.6% from $41.1 million in 1997 to $54.1 million in 1998. Approximately $11.3 million of the increase was attributable to the cost of operating video lottery terminals, which includes applicable state taxes and fees, and related advertising. The Company's 38.2% increase in revenues in 1998 were accompanied by a 31.6% increase in cost of revenues, a 13.4% increase in marketing and promotions expense, a 33.1% increase in general and administrative expenses, and a 58.3% increase in depreciation and amortization. The increased marketing and promotion expenses were due primarily to the continued broadcast of the Company's "Hancock County: The Action's Closer Than You Think" infomercial, increases in direct mail, print, radio and television advertising and increased prize giveaways. The increase in general and administrative expenses was due primarily to (1) additional personnel engaged in maintenance, housekeeping and security to accommodate Mountaineer Park's larger crowds; (2) additional marketing and promotional personnel, both to implement the Company's marketing plan and to analyze the effectiveness of the Company's marketing efforts to obtain the maximum long-term benefits of such efforts; and (3) professional fees related to financing and acquisition activity, including consideration of acquisitions that were not consummated. The Nevada Properties' general and administrative costs were $413,000 in 1998.

    The gains resulting from the profitability of the video lottery operations have been offset by the losses sustained by parimutuel commissions business; however, the Company has been able to substantially reduce its losses due to the improvement in VLT operations. Based on this trend, the Company is attempting to expand the video lottery business, while attempting to reduce the losses of the parimutuel business by increasing productivity, expanding marketing efforts in a more cost effective manner, increasing purse sizes, attracting higher quality jockeys and horses, and pursuing export simulcasting to increase parimutuel wagering. See "Parimutuel Commissions." Gross profit increased 52.5% in 1998 from $29.0 million compared to $19.0 million in 1997.

    Operating Costs and gross profits earned from operations for the twelve month period ended December 31, 1998 and 1997 are as follows:

                                                                                       YEARS ENDED DECEMBER 31
                                                                                     ----------------------------
                                                                                         1998           1997
                                                                                     -------------  -------------
Operating Costs
Video Lottery Terminals............................................................  $  41,404,000  $  30,081,000
Parimutuel Commissions.............................................................      4,963,000      5,591,000
Lodging, Food and Beverage.........................................................      6,522,000      4,268,000
Other..............................................................................      1,212,000      1,171,000
                                                                                     -------------  -------------
Total Operating Costs..............................................................  $  54,101,000  $  41,111,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                                                                       YEARS ENDED DECEMBER 31
                                                                                     ----------------------------
                                                                                         1998           1997
                                                                                     -------------  -------------
Gross Profit (Loss)
Video Lottery Terminals............................................................  $  27,588,000  $  19,106,000
Parimutuel Commissions.............................................................       (167,000)    (1,154,000)
Lodging, Food and Beverage.........................................................        977,000      1,149,000
Other..............................................................................        611,000        (74,000)
                                                                                     -------------  -------------
Total Gross Profit (Loss)..........................................................  $  29,009,000  $  19,027,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

VIDEO LOTTERY TERMINALS OPERATING COSTS

    Costs of video lottery revenue for 1998 increased by $11.3 million or 37.6% from $30.1 million to $41.4 million for the year ended December 31, 1997, compared to 1998, reflecting an increase in statutory expenses (See Note 15 of the Consolidated Financial Statements). Such expenses accounted for $10.4 million of the total cost increase with the additional expenses incurred in connection with video lottery. VLT lease expense increased by $297,000 in comparison to 1997 due to the new 200 machines installed in July 1998 and the additional 100 machines installed in December 1998. Wages and benefits and supplies expense increased from 1997 to 1998 by $280,000 in response to higher levels of patron play and patron volume.

    Under the March 17, 1994, Racetrack Video Lottery Act, the following statutory rates paid to certain entities are in effect.

State of West Virginia................................................................       30.0%
Hancock County........................................................................        2.0%
Horseman's Association (racing purses)................................................       15.5%
Other.................................................................................        5.5%
                                                                                              ---
Total Statutory Payments..............................................................       53.0%(1)
                                                                                              ---
                                                                                              ---

------------------------

(1) Excludes up to a 4% administrative fee charged by the State of West Virginia based on revenues. In addition, rates are applied to revenues net of this 4% administrative fee. (See Note 15 to the Consolidated Financial Statements of the Company.)

    Statutory costs and assessments including the State Administrative fee for the respective twelve month periods are as follows:

                                                                                         TWELVE MONTHS ENDED
                                                                                             DECEMBER 31
                                                                                     ----------------------------
                                                                                         1998           1997
                                                                                     -------------  -------------
Employee Pension Fund..............................................................  $     339,000  $     241,000
Horseman's Purse Fund..............................................................     10,511,000      7,480,000
  Subtotal.........................................................................     10,850,000      7,721,000
State of West Virginia.............................................................     20,343,000     14,476,000
Tourism Promotion Fund.............................................................      2,034,000      1,448,000
Hancock County.....................................................................      1,356,000        965,000
Stakes Races.......................................................................        678,000        483,000
Veterans Memorial..................................................................        678,000        482,000
                                                                                     -------------  -------------
  Total............................................................................  $  35,939,000  $  25,575,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

PARIMUTUEL COMMISSIONS OPERATING COSTS

    Total costs (the individual components of which are detailed below) of parimutuel commission revenue attributable to racing decreased by $628,000 to approximately $5 million in 1998. One of the primary causes of this decrease is the reduction of the required number of live racing from 220 days a year in 1997 to 210 days in 1998. Purse expense (consisting of statutorily determined percentages of live racing handle) increased by $160,000, 8.1%, to $2.1 million in 1998, which is consistent with the increase in live handle. In connection with simulcasting race operations, contractual fees paid to host tracks and additional statutorily determined percentages of simulcast commissions contributed to the purse fund for live racing increased $116,000 to $2.3 million in 1998 consistent with the 7.4% increase in simulcasting wagers. Parimutuel commissions revenue is reported net of these expenses in the Consolidated Statement of Operations.

    Direct and indirect wages and employee benefits attributable to racing operations decreased by $322,000 to approximately $2.2 million in 1998, while employee insurance benefits were also reduced by $226,000 in 1998 primarily as a result of the reduction in the required number of live race days and reallocation of the costs of certain personnel to other departments.

LODGING, FOOD AND BEVERAGE OPERATING COSTS

    Direct expenses of lodging, food and beverage operations increased from $4.3 million in 1997 to $6.5 million in 1998. Of the $2.3 million increase in expenses, $1.0 million is attributable to the Nevada Properties. The lodging, food and beverage operation earned a gross profit of $977,000 compared to $1.1 million in 1997, a decrease of $172,000. The Nevada Properties' gross profit for these areas was $22,000. The Speedway Property in North Las Vegas was not in operation due to extensive remodeling since September 13, 1998. Lodging direct costs totaled $2.2 million for 1998 compared to $821,000 in 1997. Direct costs for lodging for the Nevada Properties were $976,000. Lodge wages and employee benefits for the West Virginia property increased by $163,000 to $531,000 in 1998 from $368,000 in 1997, while food and beverage operation wages and employee benefits increased by $296,000 in 1998. Such increases were caused as a result of an increase in service personnel in these areas.

COSTS OF OTHER OPERATING REVENUES

    Costs of other revenues, consisting primarily of non-core businesses such as racing programs, golf, tennis and swimming and check cashing increased by $41,000 from $1,171,000 in 1997 to $1,212,000 in 1998.

MARKETING AND PROMOTIONS EXPENSE

    Marketing and promotions expense increased by $359,000 to $3,050,000 for the year ended December 31, 1998 primarily due to increased advertising expenses in connection with the Company's aggressive marketing campaign (commenced in 1996), its infomercial advertising continuing in 1998 and an increase in concert production costs. In 1998, Mountaineer Park's advertising costs were defrayed by a state grant in the amount of $560,000, compared to a grant of $330,000 in 1997.

GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST

    The Company's general and administrative expense increased by $2.6 million to $10.5 million, or 33.1%, from $7.9 million for the year ended December 31, 1998 as compared to 1997 (which increase is consistent with the increase in revenue). Such increase resulted primarily from an increase of $1.5 million in service personnel as follows: housekeeping ($172,000); security ($435,000); human resources ($100,000); accounting ($247,000); administrative ($218,000) and maintenance departments ($303,000). The increases in accounting and administrative salaries were caused in part by the additions of an Internal Audit department and a Management Information Systems department. Professional fees due to financing and acquisition activity (including acquisitions that were considered but not consummated) increased by $375,000. The Nevada Properties had general and administrative expenses totaling $413,000 in 1998.

    In 1998, the Company incurred $4,259,000 of interest expense. Interest expense in 1998 included $860,000 of a $1.8 million one-time cash fee paid over the first year of the extended loan term pursuant to the July 2, 1997 Second Amended and Restated Term Loan Agreement among the Company, Mountaineer Park and Madeleine LLC. The increase in interest expense can be attributed to the Company's increased borrowing in connection with the acquisition of the Nevada Properties ($11.4 million).

    Depreciation and amortization costs increased 58.3% from $2.4 million in 1997 to $3.8 million in 1998, reflecting increased capitalization of improvements completed at Mountaineer Park's facilities such as the new Clubhouse entry ($206,000) and the Speakeasy addition ($1.3 million).

TWELVE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO TWELVE MONTHS ENDED DECEMBER
  31, 1996

    Total revenues increased by $19.9 million from 1996 to 1997, an increase of 50%. Video lottery operations accounted for $18.5 million of the increase, and lodging, food and beverage operations contributed $1.5 million of the increase.

VIDEO LOTTERY OPERATIONS

    Revenues from video lottery operations increased 60%, from $30.7 million in 1996 to $49.2 million in 1997. Management believes the increase resulted primarily from increased patronage resulting from the Company's expanded advertising activities, the conversion of 800 Video Slots from card and keno games to "line" or "reel" games by March 1997 (as compared to 1996 when the Company had no line games until July of that year), greater familiarity of customers with the Company's gaming machines, and other enhanced facilities.

    In July of 1996, after passage of legislation permitting the use of line games as opposed to only card and keno games, Mountaineer Park converted 350 Video Slots to line games. Also in July of 1996 the Company began a large-scale marketing campaign aimed beyond the 40 mile radius from which the Company has traditionally drawn the bulk of its patrons. In October of 1996, Mountaineer Park converted an additional 50 Video Slots to line games. In March of 1997, Mountaineer Park purchased and installed 400 new Video Slots and removed 200 previously leased card-only games, bringing the total number of VLTs to 1,000 as of March 13, 1997, consisting of 800 with line games and only 200 without. In January of 1997, Mountaineer Park also began broadcasting the first 30-minute "infomercial" advertisement on television affiliates within a two hour driving radius.

    A summary of the video lottery gross wagers less patron payouts ("net win") for the twelve months ended December 31, 1996 and 1997 is as follows:

                                                                                        TWELVE MONTHS ENDED
                                                                                            DECEMBER 31
                                                                                   ------------------------------
                                                                                        1997            1996
                                                                                   --------------  --------------
Total gross wagers...............................................................  $  171,138,000  $  104,819,000
Less patron payouts..............................................................  $  121,951,000  $   74,119,000
                                                                                   --------------  --------------
Revenue--
video lottery operations.........................................................  $   49,187,000  $   30,700,000
                                                                                   --------------  --------------
Average daily net win per terminal...............................................  $          140  $          105
                                                                                   --------------  --------------
                                                                                   --------------  --------------

    PARIMUTUEL COMMISSIONS

    Parimutuel commissions for the twelve months ended December 31, 1997 and 1996 are summarized below.

                                                                                         TWELVE MONTHS ENDED
                                                                                             DECEMBER 31
                                                                                     ----------------------------
                                                                                         1997           1996
                                                                                     -------------  -------------
Live racing parimutuel handle......................................................  $  20,100,000  $  20,426,000
Simlucast racing parimutuel handle.................................................     20,875,000     19,673,000
Less patrons' winning tickets......................................................    (32,464,000)   (31,766,000)
                                                                                     -------------  -------------
                                                                                         8,511,000      8,333,000

State and county parimutuel tax....................................................       (493,000)      (487,000)
Purses and Horsemen's Association..................................................     (3,581,000)    (3,547,000)
                                                                                     -------------  -------------
Revenues--parimutuel commissions...................................................  $   4,437,000  $   4,299,000

    For the twelve months ended December 31, 1997, live handle rose by $1.2 million to $20.9 million, an increase of 6.1% compared to $19.7 million for the same period in 1996. Management believes the increase resulted primarily from increased video lottery attendance and cross-marketing from such activity. Simulcast racing handle declined by $326,000, for the year ended December 31, 1997, to $20.1 million, from $20.4 million for the year ended December 31, 1996. Average daily purses for 1997 increased to $58,000 from $54,000 in 1996, and prizes for stakes races increased to $25,000 as compared with $20,000 in 1996.

    In 1997, the West Virginia legislature passed a bill that reduced the minimum number of annually required racing days from 220 to 210 commencing in 1998. Additionally, the bill specified procedures which allow further reductions in the required number of live race days if certain conditions exist, subject to approval by the State Racing Commission.

LODGING FOOD AND BEVERAGE

    Revenues earned from lodging, food and beverage accounted for a combined increase of 37% to $5.4 million for the year ended December 31, 1997, from $3.9 million for the same period in 1996. Restaurant, bar and concession facilities produced $1.3 million of the revenue increase, while Lodge revenues increased $200,000. Food and beverage operations accounted for approximately three-quarters of the revenues earned by this profit center in 1997 and 1996. Management believes that increased revenues from lodging, food and beverage resulted from enhanced video lottery facilities and related advertising, which in turn led to increased consumption of food and beverages by the Company's customers, substantially as a result of the opening of Big Al's Deli in the Speakeasy Gaming Saloon. The ratio of revenue from food and beverage to revenue from lodging has remained constant, reflecting that Mountaineer has historically drawn more day traffic than overnight stays.

OTHER REVENUES

    Other revenue decreased by $163,000 or 12.9%, from $1,260,000 to $1,097,000 in 1997 as compared to 1996. $112,000 of the decrease resulted from the Company's decision to permit free parking for its customers at the racetrack facility.

OPERATING COSTS

    The expanded scope of operations which produced Mountaineer Park's 1996 50% revenue increase was accompanied by a 48.8% increase in cost of revenues, a 56.6% increase in marketing and promotions expense, a 27.1% increase in general and administrative expenses, and a 44.9% increase in depreciation and amortization.

    Operating costs and gross profits earned from operations for the twelve month period ended December 31, 1997 and 1996 are as follows:

                                                                                       YEARS ENDED DECEMBER 31
                                                                                     ----------------------------
                                                                                         1997           1996
                                                                                     -------------  -------------
Operating Costs
Video Lottery Terminals............................................................  $  30,081,000  $  19,244,000
Parimutuel Commissions.............................................................      5,591,000      4,923,000
Lodging, Food and Beverage.........................................................      4,268,000      2,805,000
Other..............................................................................      1,171,000        660,000
                                                                                     -------------  -------------
Total Operating Costs..............................................................  $  41,111,000  $  27,632,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                                                                        YEAR ENDED DECEMBER 31
                                                                                     ----------------------------
                                                                                         1997           1996
                                                                                     -------------  -------------
Gross Profit (Loss)
Video Lottery Terminals............................................................  $  19,106,000  $  11,456,000
Parimutuel Commissions.............................................................     (1,154,000)      (624,000)
Lodging, Food and Beverage.........................................................      1,149,000      1,140,000
Other..............................................................................        (74,000)       600,000
                                                                                     -------------  -------------
Total Gross Profit (Loss)..........................................................  $  19,027,000  $  12,572,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

VIDEO LOTTERY TERMINALS OPERATING COSTS

    Costs of video lottery revenues increased by $10.8 million, or 56.3%, from $19.2 million to $30.1 million for the year ended December 31, 1997, compared to 1996, reflecting the increase in statutory expenses directly related to the 60% increase in video lottery revenues. Such expenses accounted for $9.7 million of the total cost increase.

    Statutory costs and assessments including the State Administrative fee for the respective twelve-month periods are as follows:

                                                                                           TWELVE MONTHS ENDED
                                                                                               DECEMBER 31
                                                                                       ---------------------------
                                                                                           1997           1996
                                                                                       -------------  ------------
Employee Pension Fund................................................................  $     241,000  $    150,000
Horseman's Purse Fund................................................................      7,480,000     4,645,000
  Subtotal...........................................................................      7,721,000     4,795,000
State of West Virginia...............................................................     14,476,000     8,989,000
Tourism Promotion Fund...............................................................      1,448,000       899,000
Hancock County.......................................................................        965,000       599,000
Stakes Races.........................................................................        483,000       300,000
Veterans Memorial....................................................................        482,000       300,000
                                                                                       -------------  ------------
  Total..............................................................................  $  25,575,000    15,882,000
                                                                                       -------------  ------------
                                                                                       -------------  ------------

PARIMUTUEL COMMISSIONS OPERATING COSTS

    Costs of parimutuel commission revenue increased by $668,000 to approximately $5.6 million in 1997 primarily as a result of increased cost of jockey insurance and expansion of video patrol and veterinarian services. Purse expense dropped 2.5%, to $1.9 million in 1997, reflecting the decrease in live racing wagers. Contractual fees paid to host tracks and the Horsemen's Association in connection with simulcasting race operations increased $100,000 to $2.3 million in 1997, consistent with the 6.1% increase in simulcasting wagers.

    Direct and indirect wages and employee benefits attributable to racing operations increased by $100,000 to approximately $2.5 million in 1997 from $2.4 million in 1996, while lease expense was increased by $91,000 to $788,000 due primarily to the increase in simulcast handle.

LODGING FOOD AND BEVERAGE OPERATING COSTS

    Direct expenses of lodging, food and beverage operations increased from $2.8 million in 1996 to $4.3 million in 1997 consistent with the increase in revenue and due to allocation of waste disposal costs. The lodging, food and beverage operation's gross profit remained stable at $1.1 million in 1996 and 1997. Lodging direct costs totaled $1.5 million for 1996, compared to $821,000 in 1997. Lodge wages and employee benefits decreased by $152,000 from $520,000 in 1996, while food and beverage operation wages and employee benefits increased by $452,000 from $783,000 in 1996 to $1.2 million in 1997.

COSTS OF OTHER OPERATING REVENUES

    Costs of other revenues increased by $511,000 from $660,000 in 1996 to $1,171,000 in 1997 primarily as a result of increases in the cost of check cashing services, lottery ticket sales, golf course maintenance and special events.

MARKETING AND PROMOTIONS EXPENSE

    Marketing and promotions expense increased by $973,000 to $2.7 million for the year ended December 31, 1997, compared to $1.7 million for the year ended December 31, 1996. The bulk of this increase occurred in January 1997, when Mountaineer Park commenced extensive infomercial advertising on television affiliates within a two hour driving radius. In 1997, Mountaineer Park's advertising costs were defrayed by a state grant in the amount of $330,000 from a convention and visitors bureau of which Mountaineer Park is a member.

GENERAL AND ADMINISTRATIVE EXPENSES AND INTEREST

    The Company's general and administrative expenses increased by $1.7 million to $7.9 million, or 27%, from $6.2 million for the years ended December 31, 1997 and 1996, respectively primarily as a result of increases in professional and consulting fees and higher salaries and cost of supplies for housekeeping, maintenance and security. In 1997, the Company incurred $3.3 million of interest. Interest expense in 1997 included the payment of approximately $1.1 million of the $1.8 million of one-time cash fees provided by the Second Amended and Restated Term Loan Agreement among the Company, Mountaineer Park, and Madeleine LLC. Depreciation and amortization costs increased 44.9% from $1,667,000 in 1996 to $2,415,000 in 1997, reflecting the increased property, plant and equipment balances carried at Mountaineer Park, including the purchase of 400 VLTs for $3.2 million.

LIQUIDITY AND SOURCES OF CAPITAL

    The Company's working capital balance stood at $12,457,000 at December 31, 1998, and its unrestricted cash balance amounted to $9,074,000. Racing purses are paid from funds contributed by the Company to bank accounts owned by the horse owners who race at Mountaineer Park. At December 31, 1998, the balances in these accounts exceeded the purse payment obligations by $946,000; this amount is available for payment of future purse obligations at the discretion of the Company and in accordance with the terms of its agreement with the HBPA.

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

    The July 2, 1997 Second Amended Term Loan Agreement (i) extended the term of the loan to July 2, 2001 (compared to July 2, 1999); (ii) increased the total amount borrowed to $21,476,500 (by virtue of Mountaineer Park drawing down the line of credit); (iii) eliminated from the Amended Term Loan Agreement annual fees of cash in the amount of 8% of the outstanding principal balance of the loan that would have been due each November 15 while the loan is outstanding;
(iv) calls for payments of interest only with the principal due at the end of the four year term; (v) eliminated annual warrants to purchase 250,000 shares of the Company's common stock at $1.06 per share which would have been issued on November 15, 1997, 1998 and 1999; and (vi) eliminated annual warrants to purchase additional shares in a number to be calculated under a formula defined in the Amended Term Loan Agreement, which would have been issued on November 15, 1997, 1998 and 1999. The lender's rights pursuant to the Amended Term Loan Agreement with respect to the 550,000 shares of the Company's stock and warrants to purchase 1,632,140 additional shares issued thereunder are unaffected by the Second Amended Agreement. The Company continues to guarantee the loan. As a result of this transaction and as a result of the combination of financing and the Company's increased revenues and cash flows, the Company was able to reduce current liabilities from $3,099,000 at December 31, 1997 to $2,599,000 as of December 31, 1998.

    As consideration for the lender's entering into the Second Amended Term Loan Agreement, Mountaineer Park agreed (i) to pay a one time fee of approximately $1.8 million or 8.5% of the total amount borrowed, which was payable over the first year of the term (as of December 31, 1998, the Company paid the full amount of this fee); (ii) to pay interest at the rate of 13% (compared to 12% on the $16.1 million term loan and 15% on the $5.4 million line of credit under the Amended Term Loan Agreement); and (iii) to pay a call premium equal to 5% in the event of prepayment during the first year of the term, declining to 3% during the second year, 2% in the third year and 1% in the final year.

    The Company, as guarantor, entered into the Third Amended and Restated Term Loan Agreement, dated as of April 30, 1998, by and among Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc.,

Speakeasy Gaming of Reno, Inc. and Madeleine LLC in order to finance the acquisitions of the Nevada Properties. This increased the loan amount to $33,391,500.

    The loan amendment also provides a construction line of credit of up to $1.7 million for the Speedway Property and increases Mountaineer Park's line of credit by $5 million (up to $1.5 million of which may be used for improvements at the Nevada Properties). At December 31, 1998, the Company had not drawn against the lines of credit, except for $150,000 in payment of fees associated with the increase of Mountaineer Park's credit line. The loans, as well as any draws against the lines of credit, continue to be for a term ending July 2, 2001 with monthly payments of interest only at the rate of 13% per year with all principal becoming due at the end of the term. The loans likewise remain secured by substantially all of the assets of Mountaineer Park and now Speakeasy Las Vegas and Speakeasy Reno and are unconditionally guaranteed by the Company. The call premium applicable to prepayment of the loans (3% between July 3, 1998 and July 2, 1999, 2% from July 3, 1999 until July 2, 2000, and 1% from July 3, 2000 until the end of the term), however, does not apply to the $11.8 million borrowed for the acquisitions or draws on the $1.7 million Speedway construction line of credit.

    CAPITAL IMPROVEMENTS. The Company is contemplating significant further expansion of its Mountaineer Park facility including approximately doubling its hotel room capacity and constructing a regional convention center, most likely to commence in late 1999 or early 2000. The Company may separately finance any construction activities that it executes of this magnitude. Capital improvements of a near-term nature include numerous smaller renovations, such as renovations to the concession stands. The Company also intends to spend approximately $2 million to $2.5 million to develop export simulcasting at Mountaineer Park during 1999.

    On October 7, 1997, Mountaineer Park entered into an agreement by which it obtained an exclusive option to purchase 349 acres of real property located adjacent to its Hancock County, West Virginia operation. Mountaineer Park paid $100,000 in exchange for an irrevocable option to purchase the property for $600,000 before October 1, 1998, with payment to be made in the form of a $200,000 cash payment at closing and a $400,000 term note bearing interest at 9% payable over five years. The Company has extended this option for an additional year and intends to exercise it to purchase substantially all such 349 acres.

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

    On January 21,1999, the Company purchased the 168-acre Woodview Golf Course in New Cumberland, West Virginia. The purchase price of the course was $843,000, primarily for a note and assumption of debt. The Company plans to improve the cart paths, greens and Clubhouse.

    Management believes that except as set forth above, its cash balances, cash flow from operations, and available lines of credit will be sufficient to cover contemplated capital improvements.

    OUTSTANDING OPTIONS AND WARRANTS. As of December 31, 1998, there were outstanding options and warrants to purchase 7,555,867 shares of the Company's common stock. Of this amount, warrants to purchase 1,757,813 shares are held by the Company's lender whose exercise rights are subject to a statutory ownership limitation not to exceed 5% of the Company's outstanding voting shares without prior approval of the West Virginia Lottery Commission. All but 70,000 of such shares are either subject to registration rights or have been included in a registration statement which the Company filed with the Securities and Exchange Commission and which has been declared effective. If all such options and warrants were exercised, the Company would receive proceeds of approximately $11.5 million.

    In February of 1999, pursuant to various employment agreements and the Company's 1992 Employee Stock Option Plan, the Company granted to various employees options to purchase, in the aggregate, 435,000 shares of the Company's common stock. Also in February of 1999, the Board of Directors of the Company created, subject to shareholder approval, the Company's 1999 Employee Stock Purchase Plan, for which the Company intends to reserve 800,000 shares, of which 750,000 shares have been granted to various employees of the Company.

    DEFERRED INCOME TAX BENEFIT. Management believes that the substantial and steady revenue increases earned in the past three years will continue, and ultimately occur in amounts which will more likely than not allow the Company to utilize its $11.4 million federal net operating loss tax carry forwards, although there are no assurances that sufficient income will be earned in future years to do so. The utilization of federal net operating losses may be subject to certain limitations. For the year ended December 31, 1998, a reconciliation of the statutory Federal income tax provision from continuing operations to the benefit for income taxes includes utilization of net operating loss carry forwards of approximately $2.6 million. See Note 14 of the Notes to the Company's Audited Financial Statements for the years ended December 31, 1998, 1997 and 1996.

COMMITMENTS AND CONTINGENCIES

    The Company has various commitments including those under various consulting agreements, operating leases, and the Company's pension plan and union contract. The Company has also entered into new employment agreements with certain employees for periods ranging from one to five years. Compensation under the employment agreements consists of both cash payments and stock option commitments. The Company anticipates cash payments in the amount of approximately $2.4 million over the next three years under the employment agreements. The Company believes that it has the ability to meet all of its obligations under the employment agreements. In addition, the Company is faced with certain contingencies involving litigation and environmental remediation. These commitments and contingencies are discussed in greater detail in Notes 9 and 10 to the Company's Audited Financial Statements for the years ended December 31, 1998, 1997 and 1996. Although there can be no assurance, the Company believes that its cash balances, cash generated from operations and available lines of credit will be sufficient to meet all of the Company's currently anticipated commitments and contingencies.

    On October 30, 1998, the Company's oil and gas subsidiary, ExCal Energy Corporation ("Excal") exchanged to SABAL Corp., an unaffiliated entity, its remaining oil and gas interests. In connection with the transaction, ExCal (i) received an Assignment of Production Payment in the amount of $2.5 million, which bears interest at the rate of 3% per year, matures after a term of fifteen years, and is convertible, at the election of ExCal, into up to 25% of the equity of SABAL on a fully diluted basis; and (ii) agreed to lend to SABAL up to $500,000 to be used principally for the development of the project. The loan to SABAL bears interest at the rate of 15% per year (interest only for the first six months) and is for a term of two years. The balance of this loan as of December 31, 1998 was $333,000. Because of the uncertainty of collection of the production payment, and the depressed oil market, the Company recorded a one-time loss in connection with this exchange (involving the sale of its discontinued operations) of approximately $2.7 million. See "--Results of Discontinued Operations" and Note 13 of the Notes to the Company's Audited Financial Statements for the years ended December 31, 1998, 1997 and 1996.

YEAR 2000

    The Company has analyzed Year 2000 issues with its computer and software advisors and has assessed the impact of Year 2000 issues on the Company's operations. Manufacturer's documentation of Year 2000 compliance has been reviewed during this assessment. All information technology items, both software and hardware, are Year 2000 compliant except for one software package being used by the Video Lottery Department. The one software package that is not compliant is IGT's SAMS 3 System. This system is the central communication package that allows communication between the IGT VLT's on site and the Lottery

Commission software in Charleston, WV. The solution to this Year 2000 noncompliance must be agreed upon by all four West Virginia tracks. The Company determined that it would be more economical to replace the current SAMS 3 System than to modify it so that it is Year 2000 compliant, because the system was no longer sufficient to meet the Company's anticipated needs irrespective of the Year 2000 issue and because a new system would generally enhance the Company's competitive position in the industry. The final determination of the replacement system has not been made at this time. It is anticipated that the selection of the new software will be made within the next three months. The cost of the replacement system may range from $250,000 to $500,000 per track. In the event the system has not been replaced in a timely manner, the Company's contingency plan is to modify the existing SAMS 3 system to be Y2K compliant. The company believes that the cost of such modification will not be material.

    The Company believes that all of its non-information systems are Year 2000 compliant. The Company believes that there are currently no other material Year 2000 issues to be disclosed.

RESULTS OF DISCONTINUED OPERATIONS

    On March 31, 1993, the Company's Board approved a formal plan to divest the Company of certain oil and gas operations the Company owned in Ohio and Michigan through a plan of orderly liquidation. This decision was based upon several factors including (i) the anticipated potential of the Company's gaming operations and the anticipated time to be devoted to it by management, (ii) the expiration of "Section 29" credits, a credit against federal income taxes derived from gas produced from Devonian Shale and "tight sands" formations from wells commenced before January 1993, (iii) the impact of delays in connection with the West Virginia Supreme Court litigation and subsequent passage of enabling legislation for video lottery during 1994 which caused management to focus the Company's efforts and financial resources on Mountaineer Park, and
(iv) the Company's desire to continue to place its primary emphasis on its gaming and recreational businesses. The Company closed the exchange of its remaining oil and gas interest on October 30, 1998. See "Commitments and Contingencies."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company holds no material market risk sensitive financial instruments or interest therein, and held none at December 31, 1998. The Company's loans, payables, or receivables to or from others (including loans, payables or receivables to or from its subsidiaries or joint ventures) and the interest thereon, are all expressed as dollar obligations and payable in dollars.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial Statements and accompanying footnotes are set forth on pages F-1 through F-42 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    See "Exhibits, Financial Schedules and Reports on Form 8-K--Reports on Form 8-K."

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE COMPANY

    The following table sets forth information regarding the directors and executive officers of the Company.

NAME                            AGE             POSITION AND OFFICE HELD
------------------------------  ---     ----------------------------------------
Edson R. Arneault(1)..........  51      President, Chief Executive Officer,
                                        Chief Financial Officer, Chairman of the
                                          Board
Robert L. Ruben(3)............  37      Vice President, Assistant Secretary,
                                        Director
Robert A. Blatt(2)(3).........  58      Vice President, Assistant Secretary,
                                        Director
James V. Stanton(1)...........  66      Director
William D. Fugazy, Jr.(1).....  48      Director
Rose Mary Williams............  42      Secretary

------------------------

(1) Member of the Audit Committee of the Board of Directors.

(2) Member of the Finance Committee of the Board of Directors.

(3) Member of the Compensation Committee of the Board of Directors.

BUSINESS EXPERIENCE

    EDSON R. ARNEAULT, 51, has been a director of the Company since January 1992 and has served as the Company's President and Chief Executive Officer since April 26, 1995. He also serves as Chairman of the Company's Audit Committee. He is also an officer and director of the Company's subsidiaries, Mountaineer Park, Golden Palace, ExCal, Speakeasy Reno and Speakeasy Las Vegas. Mr. Arneault is also a principal in numerous ventures directly or indirectly engaged in the development, production and transportation of oil and gas. Since becoming the President of the Company and Mountaineer Park, however, Mr. Arneault has devoted virtually all his time and attention to the business of the Company. Mr. Arneault is a certified public accountant, and has served as a tax partner with Seidman and Seidman (now "BDO Seidman, LLP"), a public accounting firm, in Grand Rapids, Michigan, from 1977 to 1980. Mr. Arneault was employed as a certified public accountant by Arthur Andersen in the tax department of its Cleveland office from 1972 to 1976. Mr. Arneault is a member of the Independent Producers Association of America, the Ohio Oil and Gas Association, the Michigan Oil and Gas Association and the Michigan Association of Certified Public Accountants. Mr. Arneault received his Bachelor of Science in Business Administration from Bowling Green University in 1969, his Master of Arts from Wayne State University in 1971; and his Masters in Business Administration from Cleveland State University in 1978. Mr. Arneault also serves as a member of the Hospitality and Tourism Management Board of Visitors of Robert Morris College in Pittsburgh, Pennsylvania. See "--Certain Relationships and Related Transactions."

    ROBERT L. RUBEN, 37, has been a director of the Company since September 1995 and a Vice President since February 1999. He also serves as Assistant Secretary of the Company, is Chairman of the Company's Compensation Committee, and serves as a director and assistant secretary of Mountaineer Park. He is a partner in Ruben & Aronson, LLP, a Washington, D.C. law firm. Previously, Mr. Ruben was a principal in Freer, McGarry, Bodansky & Rubin, P.C., a Washington, D.C. law firm, where he practiced from 1991 until 1997. Mr. Ruben is also a director of Mountaineer Park and serves as assistant secretary of the Company and Mountaineer Park and as Chairman of the Compensation Committee. From 1986 to 1988, Mr. Ruben was associated with the firm of Bishop, Cook, Purcell & Reynolds, which later merged with Winston & Strawn, and from 1989 to 1991, Mr. Ruben was associated with the firm of Wickens, Koches & Brooks. Mr. Ruben practices principally in the areas of commercial litigation and corporate/securities law. Mr. Ruben received his Bachelor of Arts from the University of Virginia in 1983 and his Juris Doctor from the Dickinson School of Law in 1986. He is a member of the bars of the District of Columbia and the Commonwealth of Pennsylvania. Freer, McGarry, Bodansky & Rubin, P.C. served as counsel to the Company from November of 1991 to December of 1997. Ruben & Aronson, LLP currently serves as counsel to the Company, and Mr. Ruben has represented Mr. Arneault and various of his affiliates since 1987. See "--Certain Relationships and Related Transactions."

    ROBERT A. BLATT, 58, has been a director of the Company since September 1995 and a Vice President since February 1999. Mr. Blatt is the Chief Executive Officer and managing member of CGE Shattuck, L.L.C., and of New England National, L.L.C. and a member of the board of directors of AFP Imaging Corporation. Mr. Blatt is also a director and assistant secretary of Mountaineer Park, Chairman of the Company's Finance Committee and a member of the Company's Compensation Committee. Since 1979 he has been chairman and majority owner of CRC Group, Inc., and related entities, a developer, owner, and operator of shopping centers and other commercial properties, and since 1985, a member (seat owner) of the New York Stock Exchange, Inc. From 1959 through 1991, Mr. Blatt served as director, officer or principal of numerous public and private enterprises. Mr. Blatt received his Bachelor of Science in Finance from the University of Southern California in 1962 and his Juris Doctor from the University of California at Los Angeles in 1965. He is a member of the State Bar of California. See "--Certain Relationships and Related Transactions."

    JAMES V. STANTON 66, has been a director of the Company since February 1998 and serves on the Company's Audit Committee. Mr. Stanton has his own law and lobbying firm, Stanton & Associates, in Washington, D.C. From 1971 to 1978, Mr. Stanton represented the 20th Congressional District of Ohio in the United States House of Representatives. While in Congress Mr. Stanton served on the Select Committee on Intelligence, the Government Operations Committee, and the Public Works and Transportation Committee. Mr. Stanton has held a wide variety of public service positions, including service as the youngest City Council President in the history of Cleveland, Ohio and membership on the Board of Regents of the Catholic University of America in Washington, D.C. Mr. Stanton is also former Executive Vice President of Delaware North, a privately held international company which, during Mr. Stanton's tenure, had annual sales of over $1 billion and became the leading parimutuel wagering company in the United States, with worldwide operations including horse racing, harness racing, dog racing, and Jai-Lai. Delaware North also owned the Boston Garden and the Boston Bruins hockey team. From 1985-1994 Mr. Stanton was a principal and co-founder of Western Entertainment Corporation, which pioneered one of the first Native American Gaming operations in the United States, a 90,000 square foot bingo and casino gaming operation located on the San Manuel Indian Reservation in California, which generated annual revenues in excess of $50 million. Mr. Stanton also serves on the boards of CCA Companies Incorporated, and Saf T Lok, Inc.

    WILLIAM D. FUGAZY, JR., 48, has been a director of the Company since February 1998 and serves on the Company's Audit Committee. He is presently Chairman of Camelot Ventures, Inc., which is a financial advisory firm based in New York City and is Chief Executive Officer of Summit Aviation Corporation, which is an executive aviation services firm based at Republic Airport in East Farmingdale, New York. Mr. Fugazy is a former Regional President of Koll Real Estate Services, a company which provided real estate services throughout the United States and internationally. Koll was one of the largest real estate services companies in the world and in August 1997 merged with CB Commercial Real Estate Group, Inc. Mr. Fugazy served in this capacity since January 1993. Prior to joining Koll, Mr. Fugazy was President of Tishman Management and Leasing Services Corporation, also a national real estate service company which was sold to Koll in 1992. Mr. Fugazy served in that capacity since September 1989. Prior to joining Tishman, Mr. Fugazy was Senior Vice President of Muller and Company, a national investment banking and securities brokerage operation. Mr. Fugazy is also a partner and officer of the Beacon Hotel and Resort Corporation, a hotel management company with offices in New York, Los Angeles, California and Miami Beach, Florida. Mr. Fugazy holds a B.S. Degree from Fordham University in New York.

    ROSE MARY WILLIAMS, 42, was appointed to the position of Secretary of the Company in January 1998 and Director of Racing of the Company in January 1997. She has been employed at Mountaineer Park since 1977, when she began working in the Mutuel Department. In 1980, she accepted the position of Statistician in the computer room. When Mountaineer Park began receiving simulcast signals from other racetracks in 1991, she was appointed to Simulcast Coordinator. She then began serving as Mutuel Manager in 1995. Ms. Williams is a member of Turf Publicists of America.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth the compensation awarded, paid to or earned by the most highly compensated executive officers of the Company whose compensation exceeded $100,000 in the fiscal year ended December 31, 1998.

SUMMARY COMPENSATION TABLE

                                                                                               LONG TERM COMPENSATION
                                                                                   -----------------------------------------------
                                                  ANNUAL COMPENSATION                      AWARDS
                                       ------------------------------------------  -----------------------         PAYOUTS
                                                                          OTHER    RESTRICTED               ----------------------
                                                                         ANNUAL       STOCK      OPTIONS                 ALL OTHER
                                                   SALARY      BONUS      COMP.      AWARDS        SARS        LTIP        COMP.
NAME                                     YEAR      ($)(1)       ($)      ($)(2)        ($)        (#)(3)    PAYOUTS ($)   ($)(5)
-------------------------------------  ---------  ---------  ---------  ---------  -----------  ----------  -----------  ---------
Edson R. Arneault(4) ................       1998    384,525     92,750     36,922          --    1,000,000          --          --
  Chairman, President and Chief             1997    300,643     67,500      4,517          --      150,000          --          --
  Executive Officer of MTR Gaming           1996    230,521     67,500     24,590       2,748      300,000          --          --
  Group, Inc.

Thomas K. Russell ...................       1998     12,000         --         --          --           --          --      99,676
  Secretary, Treasurer, Chief               1997    170,697         --         --          --           --          --          --
  Financial Officer, General Counsel        1996    162,729         --      7,496         619      100,000          --          --
  and Director of MTR Gaming Group,
  Inc.

Bruce E. Dewing(4) ..................       1998    128,846         --         --          --           --          --          --
  Vice President and Chief Operating
  Officer of Speakeasy Las Vegas and
  Speakeasy Reno

------------------------

(1) Mr. Arneault's bonus paid in 1998 includes $52,000 earned by Mr. Arneault in 1997. In February of 1998, Mr. Russell resigned his positions and became a part-time employee.

(2) Includes accrued 1997 vacation compensation of $14,769 and accrued 1998 vacation compensation of $22,153 paid to Mr. Arneault in 1998.

(3) All options granted by the board of directors in 1998 were approved by vote of the stockholders at the Company's annual meeting of stockholders held August 21, 1998.

(4) See "Employment Agreements" below with respect to Mr. Arneault. Mr. Dewing commenced employment with the Company in 1998.

(5) Represents severance paid in connection with termination of Mr. Russell's employment agreement.

                             OPTION GRANTS IN 1998

    The following table contains information concerning the grant of stock options during fiscal year 1998 to the Company's executive officers named in the Summary Compensation Table.

                                                                                                POTENTIAL REALIZABLE
                                                                                                  VALUE AT ASSUMED
                                                                                                   ANNUAL RATES OF
                                  NUMBER OF                                                          STOCK PRICE
                                  SECURITIES                                                      APPRECIATION FOR
                                  UNDERLYING      % OF TOTAL                                       OPTION TERM(1)
                                   OPTIONS      OPTIONS GRANTED    EXERCISE      EXPIRATION    -----------------------
NAME                            GRANTED(#)(1)   IN FISCAL YEAR       PRICE          DATE           5%          10%
------------------------------  --------------  ---------------  -------------  -------------  -----------  ----------
Edson R. Arneault.............       300,000              16%     $   2.15625   Jan. 2003         178,720      394,923
                                     700,000              38%            2.41   March 2003        466,087    1,029,930

------------------------

(1) In accordance with the rules of the Securities and Exchange Commission, "Potential Realizable Value" has been calculated assuming an aggregate five year appreciation of the fair market value of the Company's common stock on the date of the grant at annual compounded rates of 5% and 10%, respectively.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES

    The following table sets forth information regarding the number and value of options held by each of the Company's executive officers named in the Summary Compensation Table as of December 31, 1998.

                                                            NUMBER OF SECURITIES
                                                           UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                 SHARES                    OPTIONS AT FISCAL YEAR       IN-THE-MONEY OPTIONS
                                ACQUIRED                             END                  AT YEAR END($)(1)
                              ON EXERCISE       VALUE     -------------------------  ---------------------------
NAME                              (#)        REALIZED($)  EXERCISABLE UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
---------------------------  --------------  -----------  ----------  -------------  ------------  -------------
Edson R. Arneault..........       378,415       149,474    1,591,334           --    $  1,013,502           --
Thomas K. Russell..........       222,316       101,709      179,500           --    $    295,665           --

------------------------

(1) Based on the market price of the Company's Common Stock of $2.43 on December 31, 1998, as reported by Nasdaq.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Under the provisions of Section 16(a) of the Exchange Act, the Company's officers, directors and 10% beneficial stockholders are required to file reports of their transactions in the Company's securities with the Commission. Based solely on a review of the Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company believes that as of March 22, 1999, all of its executive officers, directors and greater than 10% beneficial stockholders, except for Mr. Stanton (with respect to one report), complied with all filing requirements applicable to them during 1998.

EMPLOYMENT AGREEMENTS

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

    The Company entered into a new employment agreement dated February 1, 1999 with its President and CEO, Edson R. Arneault. The agreement is for a term of five (5) years, calls for an annual base salary of $450,000 (subject to automatic annual cost of living increases of 5%), semi-annual cash bonuses of $50,000, and a performance bonus for each year equal to 1% of the gross operating revenue increase over 1998 operating revenue (provided, however, that EBITDA, as defined, exceeds 1998 EBITDA). The Company also entered into a deferred compensation agreement dated January 1999 whereby the Company will purchase a life insurance policy on the President and CFO's life (face amount of $2,250,000 and annual premium of $100,000). The owner of the policy will be the Company. The President and CEO will also be entitled to an annual benefit, as defined, upon retirement, death or termination out of the cash value of the insurance policy. The benefits provided by the agreement were granted to the President as additional benefits and not as part of any salary reduction plan or arrangement deferring a bonus or a salary increase.

    On February 1, 1999, the Company entered into an employment agreement with Robert A. Blatt. Pursuant to the agreement, Mr. Blatt agreed to serve the Company in the capacity of Vice President, Chairman of the Company's Finance Committee, a member of its Compensation Committee as well as Assistant Secretary and Vice President of Mountaineer Park, Inc., and in such other offices and directorships of the Company and its affiliates to which he may be elected or appointed, for a five year period ending January 31, 2004. The agreement provides for an annual base salary of $46,000 per year (subject to automatic annual cost of living increases of 5%), additional compensation for additional services in the amount of $2,500 per day and cash bonuses and other benefits as the Compensation Committee of the Company's Board of Directors may periodically award in its discretion based on Mr. Blatt's performance. The Company also agreed to provide a deferred compensation plan upon terms and conditions described in the agreement.

    On February 1, 1999, the Company also entered into an employment agreement with Robert L. Ruben. Pursuant to the agreement, Mr. Ruben agreed to serve the Company as Assistant Secretary, Vice President, Chairman of the Compensation Committee and Chairman of the Compliance Committee, as well as Assistant Secretary and Vice President of Mountaineer Park, Inc. and in such other offices and directorships of the Company and of its affiliates to which he may be elected or appointed, for a five year period ending on January 31, 2004. The agreement provides for an annual base salary of $46,000 per year (subject to automatic annual cost of living increases of 5%) and such cash bonuses and other benefits as the Compensation Committee of the Board of Directors may periodically award in its discretion based on Mr. Ruben's performance. The Company also agreed to provide a deferred compensation plan upon terms and conditions described in the agreement.

COMPENSATION OF DIRECTORS

    During 1998 Mr. Ruben and Mr. Blatt received $2,500 for each meeting of the Board of Directors, a committee of the Board or of the shareholders that they attend and reimbursement for out-of-pocket expenses incurred in attending such meetings. Mr. Blatt also received $3,000 per month for serving as Chairman of the Finance Committee and $114,250 in consulting fees. For their service in 1996 through 1998, Messrs. Ruben and Blatt also received options to purchase, in the aggregate, 500,000 and 475,000 shares of the Company's common stock, respectively, for prices ranging from $.56 to $2.15 per share. As of February 1999, Messrs. Ruben and Blatt became employees of the Company. Directors who are employees of the Company do not receive compensation for attendance at Board meetings, but are entitled to reimbursement for expenses that they incur in attending such meetings.

    On February 18, 1998, the Company entered into separate agreements with Mr. Stanton and Mr. Fugazy to provide certain compensation for their services on the Company's Board of Directors. Specifically, each agreement provided for: (i) the grant of options to purchase 25,000 shares of common stock of the Company for each year of service (see Item 12--Stock Ownership of Certain Beneficial Owners and Management; (ii) the registration by the Company, at its sole cost, of the shares underlying such options by including such shares in any registration statement the Company determines to file with the Securities and Exchange Commission with respect to employee compensation; (iii) the adjustment of the terms of such options in certain events as set forth in the agreement; and (iv) a fee of $2,500 for each regular meeting of the Board, audit committee or shareholders attended and reimbursement of expenses for travel, food and lodging incurred in attending such meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    On November 8, 1995, the Board voted to form an executive compensation committee consisting of Mr. Ruben and Mr. Blatt, (the "Committee"). The Committee is authorized to review all compensation matters involving directors and executive officers and Committee approval is required for any compensation to be paid to executive officers or directors who are employees of the Company. As a matter of policy and to assure compliance with Rule 16b-3(d)(1) of the Securities Exchange Act of 1934, the decisions of the Compensation Committee are subject to ratification by a majority of the Board. Both Messrs. Blatt and Ruben serve as officers and directors of the Company and of Mountaineer Park.

ITEM 12.  STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of March 22, 1999, the ownership of the Company's Common Stock by persons owning more than 5% of such stock, and the ownership of such stock by the executive officers and directors of the Company. As of March 22, 1999 there were 20,896,322 shares of Common Stock outstanding. All such shares were owned both beneficially and of record, except as otherwise noted.

                                                      AMOUNT AND NATURE OF     PERCENTAGE OF
NAME AND ADDRESS                                      BENEFICIAL OWNERSHIP         CLASS
---------------------------------------------------  -----------------------  ---------------
Edson R. Arneault(1) ..............................          3,765,567                 16.59%
  MTR Gaming Group, Inc.
  State Route 2 South
  P.O. Box 356
  Chester, WV 26034

Robert L. Ruben(2) ................................            541,228                  2.53%
  Ruben & Aronson, LLP
  3299 K Street, N.W.
  Suite 403
  Washington, DC 20007

Robert A. Blatt(3) ................................            896,684                  4.19%
  The CRC Group
  Larchmont Plaza
  1890 Palmer Avenue,
  Suite 303
  Larchmont, NY 10538

James V. Stanton(4) ...............................             36,900           Less than 1%
  Stanton & Associates
  1310 19th Street, N.W.
  Washington, D.C. 20036

William D. Fugazy, Jr.(4) .........................             39,000           Less than 1%
  140 East 45th Street, Suite 4000
  New York, New York 10017

Rose Mary Williams(5) .............................             35,000           Less than 1%
  State Route 2
  Chester, West Virginia 26034

Madeleine LLC(6) ..................................          2,171,241                  9.58%
  450 Park Avenue
  New York, NY 10022

Donald G. Saunders(7) .............................          1,418,170                  6.69%
  32251 Peppertree Bend,
  San Juan Capistrano, California 92675

Total Officers and Directors as a Group                      5,314,379                 22.38%
  (6 persons)(8)...................................

------------------------

(1) Includes 1,974,233 shares and options to acquire beneficial ownership of 1,791,334 shares within 60 days held by Mr. Arneault or his affiliates. Does not include options to purchase 300,000 shares granted to Mr. Arneault in February of 1999 under the Company's 1999 Stock Incentive Plan (the "1999 Plan") which was approved by the Company's Board of Directors in February 1999. The 1999 Plan and all options granted under that plan are subject to shareholder approval.

(2) Includes 41,228 shares and options to acquire beneficial ownership of 500,000 shares within 60 days held by Mr. Ruben. Does not include options to purchase 150,000 shares granted to Mr. Ruben in February of 1999 under the 1999 Plan.

(3) Includes 421,684 shares and options to acquire beneficial ownership of 475,000 shares exercisable within 60 days held by Mr. Blatt. Does not include options to purchase 150,000 shares granted to Mr. Blatt in February of 1999 under the 1999 Plan.

(4) Includes 11,900 shares and options to acquire beneficial ownership of 25,000 shares exercisable within 60 days held by Mr. Stanton. Includes 14,000 shares and options to acquire beneficial ownership of 25,000 shares exercisable within 60 days held by Mr. Fugazy. For each year of service on the Company's Board of Directors, Mr. Stanton and Mr. Fugazy will each receive options to purchase 25,000 shares of common stock of the Company. Such options will be exercisable for a term of five years from the date of grant. Any options that have not vested at the end of each calendar year will be deemed cancelled.

(5) Includes no shares and options to acquire beneficial ownership of 35,000 shares within 60 days held by Ms. Williams.

(6) Includes 412,428 shares and options to acquire beneficial ownership of 1,757,813 shares within 60 days held by Madeleine LLC; provided, however, that pursuant to an agreement with the Company, Madeleine LLC may not exercise its warrant to the extent such exercise would result in its ownership of 5% or more of the then issued and outstanding shares of common stock of the Company without the prior approval of the West Virginia State Lottery Commission.

(7) Includes 1,124,637 shares and options to acquire beneficial ownership of 293,533 shares within 60 days.

(8) Includes Messrs. Arneault, Blatt, Ruben, Stanton and Fugazy and Ms.
    Williams.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In May of 1998, Speakeasy Reno purchased the Reno Property from Reno Hotel, LLC. Reno Hotel, LLC and Madeleine LLC, the Company's lender, are under common control. Speakeasy Reno purchased the Reno Property for $8 million, all of which was financed by Madeleine LLC pursuant to the Third Amended and Restated Term Loan Agreement. See Note 7 "Long-Term Debt" of the Notes to Consolidated Financial Statements. Madeleine LLC also owns 421,228 shares of the Company's common stock and warrants to purchase 1,757,813 additional shares exercisable, subject to certain restrictions, for $1.06 per share. See Item 12 "Stock Ownership of Certain Beneficial Owners and Management". The Company issued the common stock and warrants in 1996 in connection with the loan transactions.

    In August of 1998, in connection with the exercise of options to purchase 378,415 shares of the Company's common stock, the Company's President and CEO, Edson Arneault, delivered to the Company a promissory note for approximately $461,000. The note is a full recourse obligation due on or before August 1999 and bears interest at an annual rate of 8.5%.

    During 1994 and 1995, various corporate affiliates of Mr. Arneault advanced an aggregate sum of approximately $100,000 to the Company's oil and gas subsidiary primarily to cover overhead expenses in connection with the maintenance of leases and other costs associated with those operations. In February 1996, such advances, along with accrued interest thereon at the rate of 10% per annum, were converted into a demand promissory note in the principal amount of $100,218 together with interest at the rate of 10% per annum. This note was repaid in 1998 in its entirety.

    In addition to the aforementioned loans to the Company, Mr. Arneault's affiliate, Biscayne Petroleum Corporation, also lent approximately $100,000 to Fleur-David Corporation, the Company's former oil and gas operating partner. In October of 1998, the Company exchanged its remaining oil and gas assets to

SABAL Corporation ("SABAL"), which had succeeded to the rights of Fleur-David Corporation. SABAL assumed various obligations of Fleur-David, including the note payable to Biscayne. As part of the exchange to SABAL, the Company has entered into a term loan agreement with SABAL whereby the Company will loan SABAL up to $500,000. The term loan is for a period of two years (interest only for the first six months, and 15% per annum thereafter) and is secured by SABAL's real and personal property and equipment related to its oil and gas interest in Michigan and Texas. As of December 31, 1998, the Company had loaned to SABAL approximately $330,000. The Company, Biscayne and others have entered into an Inter-Creditor Agreement with SABAL that effectively prorates the net proceeds of any sale of assets by SABAL, other than in the ordinary course of business, among all creditors based on the total aggregate debt of SABAL to such creditors at the time.

    Mr. Robert Ruben, an officer and member of the Company's board, is a member of the law firm Ruben & Aronson, LLP, which has performed legal services for the Company. The Company and Ruben & Aronson anticipate that the law firm will perform legal services for the Company in the future. During the fiscal year ended December 31, 1998, the Company paid Ruben & Aronson the sum of $833,794 for legal services.

    Mr. Robert Blatt, and officer and member of the Company's board, and an affiliate of Mr. Blatt have performed consulting services for the Company. During the fiscal year ended December 31, 1998, the Company paid Mr. Blatt and his affiliates, in the aggregate, $114,250.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements (Included in Part II of this Report):

    Independent Auditors' Report (F-2)

    Consolidated balance Sheets as of December 31, 1998 and 1997 (F-3)

    Consolidated Statements of Operations for each of the years in the three year period ended December 31, 1998 (F-4)

    Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 1998 (F-5)

    Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1998 (F-6)

    Notes to Consolidated Financial Statements (F-7)

(b) Financial Statements Schedules (Included in Part IV of this Report):

    Schedule II--Valuation Allowances of the years ended December 31, 1998, 1997 and 1996.

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

                                                                                                      EXHIBIT NO. OR
                                                                                                       INCORPORATION
EXHIBIT NO.                                        ITEM TITLE                                          BY REFERENCE
-----------  ---------------------------------------------------------------------------------------  ---------------
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

      10.1   Term Loan Agreement among Mountaineer Park, Inc., Winners Entertainment, Inc. and
               Madeleine LLC, dated July 2, 1996....................................................            ####

      10.2   First Amendment to Term Loan Agreement among Mountaineer, the Company and Madeleine
               LLC, dated July 2, 1996..............................................................            ####

      10.3   Promissory Note by Mountaineer, Inc. to Madeleine LLC, dated July 2, 1996..............            ####

      10.4   Security Agreement made by Mountaineer Park, Inc. in favor of Madeleine LLC, dated July
               2, 1996..............................................................................            ####

      10.5   Deed of Trust, Leasehold Deed of Trust, Security Agreement, Assignment, Fixture Filing
               and Financing Statement by and among Mountaineer Park, Inc., Deborah A. Sink and Carl
               D. Andrews as Trustees, and Madeleine LLC as the Secured Party, dated July 2, 1996...            ####

      10.6   Stock Transfer Agreement between the Company and Madeleine LLC, dated July 2, 1996.....            ####

      10.7   Registration Rights Agreement between Madeleine LLC and Winners Entertainment, Inc.,
               dated July 2, 1996...................................................................            ####

      10.8   Financing Commitment from Madeleine, LLC to Mountaineer, dated July 2, 1996............            ####

      10.9   November 29, 1995 Agreement by and between Autotote Systems, Inc. and Mountaineer Park,
               Inc. for totalisator services provided pursuant to an agreement dated September 21,
               1984, as amended. Letter agreement dated April 12, 1995 attached as Exhibit "A"......            ****

      10.10  Totalisator Services Agreement between Autotote Systems, Inc. dated November 29, 1995
               and Mountaineer......................................................................            ****

      10.11  Master Lease Agreement #154920 and Schedule 2 thereto between IGT-North America and
               Mountaineer for video lottery machine equipment lease dated June 19, 1995............            ****

      10.12  Amendment to Master Lease Agreement by and among IGT-North America, Mountaineer and the
               Company dated March 26, 1996.........................................................            ****

      10.13  Amendment, dated May 11, 1995, to Totalisator Services Agreement, dated March 15, 1988,
               between Autotote Limited and Mountaineer.............................................               #

      10.14  Master Lease Agreement, dated August 10, 1994, between IGT-North America and
               Mountaineer..........................................................................               #

      10.15  Totalisator Services Agreement, dated March 15, 1988, between Autotote Limited and
               Mountaineer Park, Inc................................................................               #

      10.16  Employment Agreement, dated March 1, 1997, between MTR Gaming Group, Inc. and Edson R.
               Arneault.............................................................................           #####

                                                                                                      EXHIBIT NO. OR
                                                                                                       INCORPORATION
EXHIBIT NO.                                        ITEM TITLE                                          BY REFERENCE
-----------  ---------------------------------------------------------------------------------------  ---------------
      10.17  Settlement Agreement and Release, dated July 1, 1997, between MTR Gaming Group Inc. and
               Bill Blair, Incorporated.............................................................          ######

      10.18  Amended Term Loan Agreement, dated as of July 2, 1996, as amended and restated as of
               December 10, 1996, among Mountaineer Park, Inc., MTR Gaming Group, Inc., and
               Madeleine LLC........................................................................             +++

      10.19  Amended and Restated General Security Agreement dated July 2, 1996, as amended and restated as of December 10, 1996, made by Mountaineer Park, Inc. in favor of
               Madeleine LLC........................................................................             +++

      10.20  Credit Line Deed of Trust, Leasehold Deed of Trust, Security Agreement, Assignment,
               Fixture Filing and Financing Statement by and among Mountaineer Park, Inc. as grantor, Deborah A. Sink and Carl D. Andrews as trustees, and Madeleine LLC as the
               secured party, dated December 10, 1996...............................................             +++

      10.21  Promissory Note dated December 10, 1996 made by Mountaineer Park, Inc. in the principal
               amount of $16,100,000 in favor of Madeleine LLC......................................             +++

      10.22  Registration Rights Agreement dated July 2, 1996 between Winners Entertainment, Inc.
               and Madeleine LLC....................................................................            ####

      10.23  Amendment No. 1 to Registration Rights Agreement dated December 10, 1996 between MTR
               Gaming Group, Inc. and Madeleine LLC.................................................             +++

      10.24  Promissory Note dated December 10, 1996 made by Mountaineer Park, Inc. in the principal
               amount not to exceed $5,376,500 in favor of Madeleine LLC............................             +++

      10.25  Second Amended Term Loan Agreement, dated as of July 2, 1996, as amended and restated
               as of December 10, 1996, and as further amended and restated as of July 2, 1997,
               among Mountaineer Park, Inc., MTR Gaming Group, Inc., and Madeleine LLC..............            ++++

      10.26  Letter Agreement by and between the Company and James V. Stanton dated February 18,
               1998.................................................................................               X

      10.27  Letter Agreement by and between the Company and William J. Fugazy, Jr. dated February
               18, 1998.............................................................................               X

      10.28  Purchase Agreement by and between Speakeasy Gaming of Nevada, Inc., and Banter, Inc.
               dated as of May 5, 1998..............................................................             XXX

      10.29  Purchase Agreement by and between Speakeasy Gaming of Reno, Inc. and Reno Hotel, LLC
               dated April 30, 1998.................................................................             XXX

      10.30  First Amendment to Purchase Agreement by and between Speakeasy Gaming of Las Vegas,
               Inc. and Banter, Inc. dated May 5, 1998..............................................             XXX

      10.31  Second Amendment to Purchase Agreement by and among Speakeasy Gaming of Las Vegas,
               Inc., Banter, Inc. and Southwest Exchange Corporation dated May 5, 1998..............             XXX

      10.32  Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by
               Speakeasy of Las Vegas, Inc. as Trustor, Nevada Title Company, as Trustee for the
               benefit of Madeleine LLC, as Beneficiary dated April 30, 1998........................             XXX

                                                                                                      EXHIBIT NO. OR
                                                                                                       INCORPORATION
EXHIBIT NO.                                        ITEM TITLE                                          BY REFERENCE
-----------  ---------------------------------------------------------------------------------------  ---------------
      10.33  Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by
               Speakeasy Gaming of Reno, Inc. as Trustor, United Title of Nevada, as Trustee for the
               benefit of Madeleine LLC, as Beneficiary dated April 30, 1998........................             XXX

      10.34  Third Amended and Restated Term Loan Agreement amended and restated as of April 30,
               1998 by and among Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc.,
               Speakeasy Gaming of Reno, Inc., MTR Gaming Group, Inc. and Madeleine LLC.............             XXX

      10.35  Pledge and Security Agreement by and between MTR Gaming Group, Inc. and Madeleine LLC
               dated as of April 30, 1998...........................................................             XXX

      10.36  General Security Agreement by and between Speakeasy Gaming of Reno, Inc. and Madeleine
               LLC dated as of April 30, 1998.......................................................             XXX

      10.37  General Security Agreement by and between Speakeasy Gaming of Las Vegas, Inc. and
               Madeleine LLC dated as of May 5, 1998................................................             XXX

      10.38  1998 Stock Incentive Plan..............................................................             XXX

      10.39  Exclusive Space Lease Agreement between the Company and Dynasty Games Distributing (for
               Las Vegas Property)..................................................................            XXXX

      10.40  Exclusive Space Lease Agreement between the Company and Dynasty Games Distributing (for
               Reno Property).......................................................................            XXXX

      10.41  Bill of Sale, Assignment and Quit Claim made by ExCal Energy Corporation in favor of
               SABAL Corp. of ExCal's interest in oil and gas and interests.........................            XXXX

      10.42  Assignment of Production Payment made by SABAL Corp. in favor of ExCal Energy
               Corporation in the amount of $2.5 million............................................            XXXX

      10.43  Mutual Release by and between ExCal Energy Corporation, the Company and Fleur-David
               Corporation..........................................................................            XXXX

      10.44  Term Loan Agreement by and between ExCal Energy Corporation and SABAL Corp.............            XXXX

      10.45  Term Note made by SABAL Corp. in favor of ExCal Energy Corporation in the amount of
               $500,000.............................................................................            XXXX

      10.46  General Security Agreement made by SABAL Corp. in favor of ExCal Energy Corporation....            XXXX

      10.47  Inter-Creditor Agreement among SABAL Corp., Roger Landress, Biscayne Petroleum
               Corporation and ExCal Energy Corporation.............................................            XXXX

      10.48  Mortgage made by SABAL Corp. in favor of ExCal Energy Corporation granting ExCal a first priority security interest in the Otter Lake Gas Plant recorded in Lapeer
               County, Michigan.....................................................................            XXXX

      10.49  Deferred Compensation Agreement dated January 1, 1999 between MTR Gaming Group, Inc.
               and Edson R. Arneault................................................................              XX

      10.50  Employment Agreement Dated February 1, 1999, between MTR Gaming Group, Inc. and Edson
               R. Arneault..........................................................................              XX

      10.51  Employment Agreement Dated February 1, 1999 between MTR Gaming Group, Inc. and Robert
               A. Blatt.............................................................................              XX

                                                                                                      EXHIBIT NO. OR
                                                                                                       INCORPORATION
EXHIBIT NO.                                        ITEM TITLE                                          BY REFERENCE
-----------  ---------------------------------------------------------------------------------------  ---------------
      10.52  Employment Agreement Dated February 1, 1999 between MTR Gaming Group, Inc. and Robert
               L. Ruben.............................................................................              XX

      10.53  Sewer Facilities User Agreement between Hancock County Public Service District and
               Mountaineer Park, Inc................................................................              XX

      23.1   Consent of Corbin and Wertz............................................................              XX

      23.2   Consent of BDO Seidman, LLP............................................................              XX

      27.1   Financial Data Schedule................................................................              XX

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

       +++ Previously filed as an exhibit to the Company's Form 8-K dated
           January 7, 1997, and incorporated herein by reference thereto.

      ++++ Previously filed as an exhibit to the Company's Form 8-K dated July
           8, 1997, and incorporated herein by reference thereto.

        X Previously filed as an exhibit to the Company's Form 8-K dated
          February 20, 1998, and incorporated herein by reference thereto.

      XX Filed herewith.

     XXX Previously filed as an exhibit to the Company's 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference thereto.

   XXXX Previously filed as an exhibit to the Company's 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference thereto.

(d) Reports on Form 8-K

    The Company filed the following current reports on Form 8-K during the fourth quarter of 1998 and thereafter:

    A current report on Form 8-K was filed by the Company on February 4, 1999, (with the earliest event reported dated February 1, 1999) reporting that the Company had dismissed Corbin & Wertz as its auditors and engaged the firm of BDO Seidman, LLP. An amendment of such form was filed on February 9, 1999 on Form 8-K/A attaching as an exhibit a letter from Corbin & Wertz pertaining to the report on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MTR GAMING GROUP, INC.

                                By:            /s/ EDSON R. ARNEAULT
                                     -----------------------------------------
                                                 Edson R. Arneault,
                                        CHAIRMAN, PRESIDENT, CHIEF EXECUTIVE
                                        OFFICER AND CHIEF FINANCIAL OFFICER

Date: March 31, 1999.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

          SIGNATURE                      CAPACITY
------------------------------  --------------------------

    /s/ EDSON R. ARNEAULT       Chairman, President, Chief
------------------------------    Executive Officer and       March 31, 1999
      Edson R. Arneault           Chief Financial Officer

     /s/ ROBERT A. BLATT
------------------------------  Director                      March 31, 1999
       Robert A. Blatt

     /s/ ROBERT L. RUBEN
------------------------------  Director                      March 31, 1999
       Robert L. Ruben

     /s/ JAMES V. STANTON
------------------------------  Director                      March 31, 1999
       James V. Stanton

  /s/ WILLIAM D. FUGAZY, JR.
------------------------------  Director                      March 31, 1999
    William D. Fugazy, Jr.

                             MTR GAMING GROUP, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                             CQLUMN B                                   CLOUMN E
                                                            BALANCE AT                                 BALANCE AT
                                                           BEGINNING OF    COLUMN C      COLUMN D        END OF
COLUMN A                                                      PERIOD      ADDITIONS     DEDUCTIONS       PERIOD
---------------------------------------------------------  ------------  ------------  -------------  ------------
Year ended December 31, 1998:
  Allowance for doubtful accounts receivable.............  $    125,000  $     13,000  $    --        $    138,000
  Allowance for doubtful production note receivable......       --          2,500,000       --           2,500,000
  Allowance for deferred tax assets......................     4,703,000       --          (4,703,000)      --
                                                           ------------  ------------  -------------  ------------
                                                           $  4,828,000  $  2,513,000  $  (4,703,000) $  2,638,000
                                                           ------------  ------------  -------------  ------------
                                                           ------------  ------------  -------------  ------------
Year ended December 31, 1997:
  Allowance for doubtful accounts receivable.............  $    140,000       --       $     (15,000) $    125,000
  Allowance for doubtful notes receivable................       290,000       --            (290,000)      --
  Allowance for deferred tax assets......................     8,563,000       --          (3,860,000)    4,703,000
                                                           ------------  ------------  -------------  ------------
                                                           $  8,993,000       --       $  (4,165,000) $  4,828,000
                                                           ------------  ------------  -------------  ------------
                                                           ------------  ------------  -------------  ------------
Year ended December 31, 1996:
  Allowance for doubtful accounts receivable.............  $     70,000  $     70,000       --        $    140,000
  Allowance for doubtful notes receivable................       290,000       --            --             290,000
  Allowance for deferred tax assets......................     9,600,000       --          (1,037,000)    8,563,000
                                                           ------------  ------------  -------------  ------------
                                                           $  9,960,000  $     70,000  $  (1,037,000) $  8,993,000
                                                           ------------  ------------  -------------  ------------
                                                           ------------  ------------  -------------  ------------

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
MTR Gaming Group, Inc.

    We have audited the consolidated financial statements of MTR Gaming Group, Inc. and subsidiaries as of December 31, 1997 and for each of the years in the two-year period ended December 31, 1997, and have issued our report thereon dated February 27, 1998. Our audits also included the consolidated financial statement schedule of MTR Gaming Group, Inc. and subsidiaries. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Corbin & Wertz

Irvine, California
February 27, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
MTR Gaming Group, Inc.

    We have audited the consolidated financial statements of MTR Gaming Group, Inc. and subsidiaries as of December 31, 1998 and for the year ended December 31, 1998 and have issued our report thereon dated February 19, 1999. Our audit also included the consolidated financial statement schedule of MTR Gaming Group, Inc. and subsidiaries. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          BDO Seidman, LLP

Costa Mesa, California
February 19, 1999

                             MTR GAMING GROUP, INC.
                                    CONTENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS...................................        F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 1998 and 1997.........................        F-4

Consolidated Statements of Operations for each of the years in the three-year period
  ended December 31, 1998............................................................        F-5

Consolidated Statements of Shareholders' Equity for each of the years in the
  three-year period ended December 31, 1998..........................................        F-6

Consolidated Statements of Cash Flows for each of the years in the three-year period
  ended December 31, 1998............................................................        F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................................        F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
MTR Gaming Group, Inc.

    We have audited the accompanying consolidated balance sheet of MTR Gaming Group, Inc. and its subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTR Gaming Group, Inc. and its subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          BDO SEIDMAN, LLP

Costa Mesa, California
February 19, 1999

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
MTR Gaming Group, Inc.

    We have audited the accompanying consolidated balance sheets of MTR Gaming Group, Inc. and its subsidiaries (the "Company") as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTR Gaming Group, Inc. and its subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          CORBIN & WERTZ

Irvine, California
February 27, 1998

                             MTR GAMING GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                                             1998           1997
-----------------------------------------------------------------------------------  -------------  -------------
                                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................................................  $   9,074,000  $   7,715,000
  Restricted cash..................................................................        239,000        188,000
  Accounts receivable, net of allowance for doubtful accounts of $138,000 and
    $125,000 in 1998 and 1997, respectively........................................      1,041,000        431,000
  Deferred financing costs.........................................................      1,259,000      1,617,000
  Deferred income taxes............................................................      2,417,000      2,417,000
  Other current assets.............................................................        986,000        516,000
                                                                                     -------------  -------------
Total current assets...............................................................     15,016,000     12,884,000
Property and equipment, net........................................................     40,279,000     22,799,000
Note receivable....................................................................        333,000       --
Net assets of discontinued oil and gas activities..................................       --            2,616,000
Excess of cost of investments over net assets acquired, net of accumulated
  amortization of $1,526,000 and $1,274,000 in 1998 and 1997, respectively.........      2,248,000      2,500,000
Deferred income taxes..............................................................      1,643,000       --
Deposits and other.................................................................        218,000        102,000
                                                                                     -------------  -------------
                                                                                     $  59,737,000  $  40,901,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------
                                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.................................................................  $     624,000  $     594,000
  Accrued liabilities..............................................................      1,302,000      2,465,000
  Current portion of long-term and other debt......................................        633,000         40,000
                                                                                     -------------  -------------
Total current liabilities..........................................................      2,559,000      3,099,000
Long-term and other debt, less current portion.....................................     33,988,000     21,559,000
Deferred income taxes..............................................................       --            1,130,000
                                                                                     -------------  -------------
Total liabilities..................................................................     36,547,000     25,788,000
                                                                                     -------------  -------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Common stock, $.00001 par value; 50,000,000 shares authorized; 20,866,163 and
    19,940,890 shares issued and outstanding at December 31, 1998 and 1997,
    respectively...................................................................       --             --
  Common stock subscribed; 30,312 shares at December 31, 1998 and 1997.............       --             --
  Paid-in-capital..................................................................     36,178,000     35,328,000
  Shareholder receivable...........................................................       (461,000)      --
  Accumulated deficit..............................................................    (12,527,000)   (20,215,000)
                                                                                     -------------  -------------
Total stockholders' equity.........................................................     23,190,000     15,113,000
                                                                                     -------------  -------------
Total liabilities and shareholders' equity.........................................  $  59,737,000  $  40,901,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                             MTR GAMING GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,                                                  1998           1997           1996
--------------------------------------------------------------------  -------------  -------------  -------------
REVENUES
  Video lottery terminals...........................................  $  68,992,000  $  49,187,000  $  30,700,000
  Pari-mutuel commissions...........................................      4,796,000      4,437,000      4,299,000
  Lodging, food and beverage........................................      7,499,000      5,417,000      3,945,000
  Other.............................................................      1,823,000      1,097,000      1,260,000
                                                                      -------------  -------------  -------------
Total revenues......................................................     83,110,000     60,138,000     40,204,000
                                                                      -------------  -------------  -------------
COSTS OF REVENUES
  Cost of video lottery terminals...................................     41,404,000     30,081,000     19,244,000
  Cost of pari-mutuel commissions...................................      4,963,000      5,591,000      4,923,000
  Cost of lodging, food and beverage................................      6,522,000      4,268,000      2,805,000
  Cost of other.....................................................      1,212,000      1,171,000        660,000
                                                                      -------------  -------------  -------------
Total costs of revenues.............................................     54,101,000     41,111,000     27,632,000
                                                                      -------------  -------------  -------------
Gross profit........................................................     29,009,000     19,027,000     12,572,000
                                                                      -------------  -------------  -------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Marketing and promotions..........................................      3,050,000      2,691,000      1,718,000
  General and administrative........................................     10,515,000      7,900,000      6,217,000
  Depreciation and amortization.....................................      3,822,000      2,415,000      1,667,000
                                                                      -------------  -------------  -------------
Total selling, general and administrative expenses..................     17,387,000     13,006,000      9,602,000
                                                                      -------------  -------------  -------------
Operating income....................................................     11,622,000      6,021,000      2,970,000

Interest income.....................................................        401,000        191,000         54,000
Interest expense....................................................     (4,259,000)    (3,341,000)    (3,460,000)
Non-recurring income................................................       --             --              705,000
                                                                      -------------  -------------  -------------
Income from continuing operations before benefit for income taxes...      7,764,000      2,871,000        269,000
Benefit for income taxes............................................      2,659,000      1,823,000        886,000
                                                                      -------------  -------------  -------------
Income from continuing operations...................................     10,423,000      4,694,000      1,155,000
Discontinued operations:
  Loss on disposal of oil and gas assets............................     (2,735,000)      --             --
                                                                      -------------  -------------  -------------
NET INCOME..........................................................  $   7,688,000  $   4,694,000  $   1,155,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
NET INCOME PER SHARE DATA:
Continuing operations...............................................  $         .51  $         .24  $         .06
Discontinued operations.............................................           (.13)      --             --
                                                                      -------------  -------------  -------------
NET INCOME PER SHARE--BASIC.........................................  $         .38  $         .24  $         .06
                                                                      -------------  -------------  -------------
Continuing operations...............................................  $         .44  $         .22  $         .06
Discontinued operations.............................................           (.11)      --             --
                                                                      -------------  -------------  -------------
NET INCOME PER SHARE--ASSUMING DILUTION.............................  $         .33  $         .22  $         .06
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic.............................................................     20,292,751     19,513,560     18,590,056
  Diluted...........................................................     23,446,235     21,252,751     19,075,897
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                             MTR GAMING GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                         RECEIVABLE
                                                                  SHARES                    FROM
                                             COMMON STOCK        OF COMMON   ADDITIONAL   EXERCISE
                                        ----------------------     STOCK      PAID-IN     OF STOCK    ACCUMULATED
                                         SHARES      AMOUNT     SUBSCRIBED    CAPITAL      OPTIONS      DEFICIT       TOTAL
                                        ---------  -----------  -----------  ----------  -----------  ------------  ----------
Balances, January 1, 1996.............  17,022,645  $  --           --       $32,117,000  $ (69,000)  ($26,064,000) $5,984,000
Shares issued in connection with legal
  settlements.........................    175,000      --           --          236,000      --            --          236,000
Shares issued for services rendered by
  related parties.....................    719,476      --           --          309,000      --            --          309,000
Shares issued in connection with
  financing agreements................    442,829      --          465,377      953,000      --            --          953,000
Shares issued for capital raising
  activities..........................    207,500      --           --          175,000      --            --          175,000
Expense recorded in connection with
  options issued to outside
  directors...........................     --          --           --           69,000      --            --           69,000
Cash collected on receivable from
  exercise of stock options...........     --          --           --           --          69,000        --           69,000
Shares reclassed from redeemable
  common stock and issued in
  connection with settlements.........    558,593      --           60,471    1,165,000      --            --        1,165,000
Value recorded in connection with
  warrants issued in connection with
  financing agreements................     --          --           --          401,000      --            --          401,000
Cancellation of price guarantees
  through cash payment................     --          --           --         (250,000)     --            --         (250,000)
Net income............................     --          --           --           --          --         1,155,000    1,155,000
                                        ---------       -----   -----------  ----------  -----------  ------------  ----------
Balances, December 31, 1996...........  19,126,043     --          525,848   35,175,000      --       (24,909,000)  10,266,000
Value recorded in connection with
  warrants and options issued to
  employees...........................     --          --           --          130,000      --            --          130,000
Shares issued from exercise of stock
  options.............................    160,000      --           --          159,000      --            --          159,000
Expense recorded in connection with
  amendments to options previously
  issued to employees.................     --          --           --          156,000      --            --          156,000
Shares reclassed from common stock
  subscribed and issued in connection
  with settlements....................     12,070      --          (30,159)     (27,000)     --            --          (27,000)
Shares issued in connection with price
  guarantee settlements...............    150,000      --           --         (318,000)     --            --         (318,000)
Shares reclassed from common stock
  subscribed and isssued in connection
  with financing agreements...........    465,377      --         (465,377)      --          --            --           --
Shares issued in connection with
  financing agreements................     25,000      --           --           50,000      --            --           50,000
Shares issued for services rendered...      2,400      --           --            3,000      --            --            3,000
Net income............................     --          --           --           --          --         4,694,000    4,694,000
                                        ---------       -----   -----------  ----------  -----------  ------------  ----------
Balances, December 31, 1997...........  19,940,890     --           30,312   35,328,000      --       (20,215,000)  15,113,000
Shares issued from exercise of stock
  options.............................    925,273      --           --          819,000    (461,000)       --          358,000
Value recorded in connection with
  options issued to non-employees.....     --          --           --           31,000      --            --           31,000
Net income............................                                                                  7,688,000    7,688,000
                                        ---------       -----   -----------  ----------  -----------  ------------  ----------
Balances, December 31, 1998...........  20,866,163  $  --           30,312   $36,178,000  $(461,000)  ($12,527,000) $23,190,000
                                        ---------       -----   -----------  ----------  -----------  ------------  ----------
                                        ---------       -----   -----------  ----------  -----------  ------------  ----------

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                             MTR GAMING GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                                    1998           1997          1996
----------------------------------------------------------------------  -------------  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................................  $   7,688,000  $  4,694,000  $   1,155,000
  Adjustments to reconcile net income to net cash provided by net operating activities:
    Depreciation and amortization.....................................      3,822,000     2,416,000      1,667,000
    Loss on disposal of discontinued operations.......................      2,735,000       --            --
    Non-recurring income (non-cash)...................................       --             --            (705,000)
    Other non-cash provisions, net....................................       --             --             (83,000)
    Net change in allowance for doubtful accounts receivable..........         13,000       (15,000)        70,000
    Common stock and options issued for services rendered and
      amortization of interest........................................        539,000     1,590,000      1,321,000
    Deferred income taxes.............................................     (2,773,000)   (1,923,000)      (893,000)
    Change in operating liability--discontinued operations............       (119,000)      --            --
    Change in operating assets and liability--
      operating activities:
      Other current assets............................................     (1,093,000)     (153,000)       231,000
      Accounts payable................................................         30,000      (315,000)    (2,254,000)
      Accrued liabilities.............................................       (300,000)     (285,000)      (183,000)
                                                                        -------------  ------------  -------------
Net cash provided by operating activities.............................     10,542,000     6,009,000        326,000
                                                                        -------------  ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Restricted cash.....................................................        (51,000)       (3,000)       241,000
  Deposits and other assets...........................................       (116,000)      (61,000)        14,000
  Capital expenditures, including acquisitions........................    (21,050,000)   (6,510,000)    (1,767,000)
  Note receivable.....................................................       (333,000)      --            --
                                                                        -------------  ------------  -------------
Net cash used in investing activities.................................    (21,550,000)   (6,574,000)    (1,512,000)
                                                                        -------------  ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term debt..........................................       --             --         (10,469,000)
  Proceeds from the issuance of long-term debt........................     11,765,000     5,377,000     16,100,000
  Proceeds for issuance of other debt.................................      1,243,000       --            --
  Payments on short-term notes........................................       (136,000)     (194,000)    (1,052,000)
  Proceeds from the issuance of short-term notes......................       --             --           1,052,000
  Finance cost paid...................................................       (863,000)     (959,000)      (845,000)
  Payments in connection with redeemable common stock.................       --            (329,000)      (250,000)
  Proceeds from issuance of common stock through exercise of stock
    options...........................................................        358,000       159,000         69,000
                                                                        -------------  ------------  -------------
Net cash provided by financing activities.............................     12,367,000     4,054,000      4,605,000
                                                                        -------------  ------------  -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS.............................      1,359,000     3,489,000      3,419,000
CASH AND CASH EQUIVALENTS, beginning of year..........................      7,715,000     4,226,000        807,000
                                                                        -------------  ------------  -------------
CASH AND CASH EQUIVALENTS, end of year................................  $   9,074,000  $  7,715,000  $   4,226,000
                                                                        -------------  ------------  -------------
                                                                        -------------  ------------  -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest..............................................................  $   3,505,000  $  2,562,000  $   2,493,000
                                                                        -------------  ------------  -------------
                                                                        -------------  ------------  -------------
Income taxes..........................................................  $     261,000  $     16,000  $      25,000
                                                                        -------------  ------------  -------------
                                                                        -------------  ------------  -------------

NON-CASH INVESTING AND FINANCING ACTIVITIES ARE DISCLOSED THROUGHOUT THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                             MTR GAMING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

    MTR Gaming Group, Inc. (the "Company"), a Delaware corporation, owns and operates hotel and gaming properties in West Virginia and Nevada.

    The Company acquired Mountaineer Park, Inc. in December of 1992 and has since operated the Mountaineer Racetrack & Gaming Resort ("Mountaineer Park") in West Virginia's northern "panhandle," approximately twenty-five miles from the Pittsburgh International Airport. The resort complex also includes a thoroughbred horse racetrack, pari-mutuel wagering, off-track wagering on horse and greyhound races simulcast from other tracks, a 101-room lodge, a nine-hole golf course, swimming, dining and lounge facilities.

    On May 5, 1998, through two newly formed, wholly owned subsidiaries, the Company closed the purchase of two hotel/gaming properties in Nevada: the Cheyenne Hotel & Casino, which has been renamed the "Ramada Inn and Speedway Casino", in North Las Vegas and the Reno Ramada, which has been renamed the "Ramada Inn and Speakeasy Casino," in Reno.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of MTR Gaming Group, Inc. ("MTR"), Mountaineer Park, Inc. ("Mountaineer Park"), Speakeasy Gaming of Las Vegas, Inc. ("Speakeasy-Las Vegas"), Speakeasy Gaming of Reno, Inc. ("Speakeasy-Reno"), ExCal Energy Corporation ("ExCal"), and SDR Corporation (collectively, the "Company"). All significant intercompany transactions have been eliminated in consolidation.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

    These consolidated historical financial statements contain financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis in the accompanying consolidated financial statements. The financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, note receivable, accounts payable and long-term debt. The carrying amounts of the Company's financial instruments generally approximate their fair values as of December 31, 1998.

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

    The Company considers highly liquid investments with a remaining maturity of 90 days or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of overnight repurchase agreements at December 31, 1998.

                             MTR GAMING GROUP, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Restricted cash includes short-term certificates of deposit (see Note 10) and unredeemed winning tickets from its racing operations (see Note 16).

DEFERRED FINANCING COSTS

    The Company capitalizes certain loan costs in connection with its financing activities and these costs are amortized over the expected term of the related loans using a method that approximates the effective interest method. Amortization of these costs totaling $508,000, $1,283,000 and $1,845,000 for the years ended December 31, 1998, 1997 and 1996, respectively, and has been reflected as interest expense in the accompanying consolidated statements of operations.

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

                                                                    20 to 40
Buildings....................................................          years
Furniture and fixtures.......................................   5 to 7 years
Equipment and automobiles....................................  3 to 15 years

    Interest is capitalized to construction in progress based on the product resulting from applying the Company's cost of borrowing rate to qualifying assets under active redevelopment. Interest capitalized in 1998, 1997, and 1996 was $132,000, $512,000, and $197,000, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

    In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted SFAS 121 in 1996, as required. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company evaluates impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management of the Company assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value (projected discounted cash flows) and is charged to operations in the period in which such impairment is determined by management. To date, management has not identified any impairment of long-lived assets.

EXCESS OF COST OF INVESTMENTS OVER NET ASSETS ACQUIRED

    The excess of cost of investments over net assets acquired (goodwill) is amortized on a straight-line basis over the expected periods to be benefited. Goodwill is being amortized on the straight line method over an expected fifteen year life. Amortization expense included in the accompanying consolidated statements of operations for each of the years ended December 31, 1998, 1997 and 1996 is $252,000.

                             MTR GAMING GROUP, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION

    The Company recognizes revenues from parimutuel commissions earned from thoroughbred racing and off-track betting at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by the West Virginia State Racing Commission (the Racing Commission). Such revenues are shown net of the taxes assessed by state and local agencies, as well as purses and contract amounts paid to the Horsemen's Benevolent Protection Association (the "HPBA") (see Note 16).

    Revenues from video lottery represent the net win earned on video slot, poker, keno or blackjack wagers. Net win is the difference between wagers placed and winning payouts to patrons, and is recorded at the time wagers are made (see
Note 15).

    Revenues from food and beverage are recognized at the time of sale and revenues from lodging are recognized on the date of stay.

    Other revenues consist primarily of fees earned from activities ancillary to the Company's racing and gaming activities. Such revenues are recorded at the time services are rendered or sales are made.

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

ADVERTISING

    The Company generally expenses advertising costs as incurred. Advertising expense for the years ended December 31, 1998, 1997 and 1996 was $3,050,000, $2,691,000 and $1,718,000, respectively, net of advertising grants received from the State of West Virginia of $560,000 and 330,000 for the years ended December 31, 1998 and 1997, respectively.

INCOME TAXES

    The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 (Statement 109), Accounting for Income Taxes. Under Statement 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between bases used for financial reporting and income tax reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company and its subsidiaries file a consolidated federal income tax return.

                             MTR GAMING GROUP, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
EARNINGS PER SHARE

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

    The following tables illustrate the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net income per share from continuing operations computations.

                                                           FOR THE YEAR ENDED DECEMBER 31, 1998
                                                           ------------------------------------
                                                             INCOME      SHARES      PER SHARE
                                                           (NUMERATOR) (DENOMINATOR)   AMOUNT
                                                           ----------  -----------  -----------
Basic EPS--
  Net income from continuing operations available to
    common shareholders..................................  $10,423,000 20,292,751    $     .51
                                                                                           ---
                                                                                           ---
Effect of dilutive securities--
  Warrants and options...................................      --       3,153,484
                                                           ----------  -----------
Dilutive EPS--
  Net income from continuing operations available to
    common shareholders plus assumed conversions.........  $10,423,000 23,446,235    $     .44
                                                           ----------  -----------         ---
                                                           ----------  -----------         ---

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                           1997
                                                            -----------------------------------
                                                             INCOME      SHARES      PER SHARE
                                                            (NUMERATOR) (DENOMINATOR)   AMOUNT
                                                            ---------  -----------  -----------
Basic EPS--
  Net income from continuing operations available to
    common shareholders...................................  $4,694,000 19,513,560    $    0.24
                                                                                         -----
                                                                                         -----
Effect of dilutive securities--
  Warrants and options....................................     --       1,739,191
                                                            ---------  -----------
Dilutive EPS--
  Net income from continuing operations available to
    common shareholders plus assumed conversions..........  $4,694,000 21,252,751    $    0.22
                                                            ---------  -----------       -----
                                                            ---------  -----------       -----

                             MTR GAMING GROUP, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                           1996
                                                            -----------------------------------
                                                             INCOME      SHARES      PER SHARE
                                                            (NUMERATOR) (DENOMINATOR)   AMOUNT
                                                            ---------  -----------  -----------
Basic EPS--
  Net income from continuing operations available to
    common shareholders...................................  $1,155,000 18,590,056    $    0.06
                                                                                         -----
                                                                                         -----
Effect of dilutive securities--
  Warrants and options....................................     --         485,841
                                                            ---------  -----------
Dilutive EPS--
  Net income from continuing operations available to
    common shareholders plus assumed conversions..........  $1,155,000 19,075,897    $    0.06
                                                            ---------  -----------       -----
                                                            ---------  -----------       -----

REPORTING COMPREHENSIVE INCOME

    In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity and bypass net income. The Company adopted the provisions of this statement in 1998. These disclosure requirements had no impact on the Company's financial position or results of operations. The Company has no elements of other comprehensive income, as defined by SFAS No. 130.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures of an Enterprise and Related Information. The provisions of this statement require disclosures of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to stockholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. The Company adopted the provisions of this statement for 1998 annual reporting. These disclosure requirements had no impact on the Company's financial position or results of operations, or the Company's existing segment disclosures.

RECLASSIFICATIONS

    Certain reclassifications have been made to the 1997 and 1996 consolidated financial statement presentation to conform to the 1998 presentation.

                             MTR GAMING GROUP, INC.

3. RISKS AND UNCERTAINTIES

CONCENTRATION OF CREDIT RISK

    The Company maintains, at times, cash balances at certain financial institutions in excess of amounts insured by Federal agencies.

CYCLICAL NATURE OF BUSINESS

    The Company's primary business involves leisure and entertainment. During periods of recession or economic downturn, consumers may reduce or eliminate spending on leisure and entertainment activities. In the event that any of the Company's demographic markets suffer adverse economic conditions, the Company's revenues may be materially adversely affected. In addition, the operations of Mountaineer Park are typically seasonal in nature. Winter conditions may adversely affect transportation routes to Mountaineer Park, as well as cause cancellations of live horse racing. As a result, adverse seasonal conditions could have a material adverse effect on the operations of the Company. In the Las Vegas and Reno market, business levels are generally weaker from Thanksgiving through the middle of January (except during the week between Christmas and New Years) and throughout the summer, and generally stronger from mid-January through Easter and from mid-September through Thanksgiving.

    The Company's results at Speakeasy-Las Vegas and Speakeasy-Reno may also be affected by inclement weather. For example, Speakeasy-Reno, located in the foothills of the Sierra Nevada mountains in Nevada, is subject to snow and icy road conditions during the winter months. Any such severe weather conditions may discourage potential customers from visiting Speakeasy-Reno. It is unlikely that the Company will be able to obtain business interruption coverage for casualties resulting from severe weather, and there can be no assurance that the Company will be able to obtain casualty insurance coverage at affordable rates for casualties resulting from severe weather.

LICENSING

    The Company's business is highly regulated. The ability of the Company to remain in business, and to operate profitably depends upon the Company's ability to satisfy all applicable racing and gaming laws and regulations.

WEST VIRGINIA RACING AND GAMING REGULATION

    The Company's operations at Mountaineer Park are subject to regulation by the Racing Commission under the West Virginia Racing Act, and by the West Virginia State Lottery Commission (the "Lottery Commission") under the West Virginia Racetrack Video Lottery Act ("the Lottery Act").

    The powers and responsibilities of the Racing Commission include, among other things, (i) granting permission annually to maintain racing licenses and schedule race meets, (ii) approving simulcasting activities, (iii) licensing all officers, directors, racing officials and certain other employees of the Company and (iv) approving all contracts entered into by the Company affecting racing and pari-mutuel wagering operations. Such powers and responsibilities extend to the approval and/or oversight of all aspects of racing and pari-mutuel wagering operations. The Company has received all necessary approvals to conduct its current operations at Mountaineer Park, however, such approvals are subject to renewal and approval annually. The failure to receive or retain approvals or renewals of approvals, or a delay in receiving such approvals and renewals, could cause the reduction or suspension of racing and pari-mutuel wagering, as

                             MTR GAMING GROUP, INC.

3. RISKS AND UNCERTAINTIES (CONTINUED)
well as of video slot operations, at Mountaineer Park and could have a material adverse effect upon the Company's business, financial condition and results or operations.

    Pursuant to the Lottery Act, West Virginia horse racetracks licensed prior to January 1, 1994 and which conduct a minimum number of days of live racing, may apply for an annual license to operate video slots at its racetrack. The Lottery Act likewise requires that the operator of Mountaineer Park be subject to a written agreement with the horse owners, breeders and trainers who race horses at that facility in order to conduct video slot operations. The Company is party to the requisite agreement with the HPBA, which expires on January 1, 2001. The Lottery Act also requires that the operator of Mountaineer Park be subject to a written agreement with the pari-mutuel clerks in order to operate video slots. The Company is party to the requisite agreement with its pari-mutuel clerks which expires on November 30, 2002. The absence of an agreement with the HPBA or the pari-mutuel clerks at Mountaineer Park, or the termination or non-renewal of such agreements, would have a material adverse affect on the Company's business, financial condition and results of operations. The Lottery Commission has broad powers to approve and monitor all operations of the video lottery terminals, the specification of the terminals and the interface between the terminals and the West Virginia Central Lottery System. In addition, the Lottery Commission licenses all persons who control the licensed entity or are key personnel of the video lottery operation to ensure their integrity and absence of any criminal involvement.

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

NEVADA GAMING REGULATION

    The laws, regulations, and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) to provide a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations, and procedures could have an adverse effect on the operations of the Company.

    In order to operate non-restricted gaming in Nevada, Speakeasy-Las Vegas and Speakeasy-Reno are required to be licensed as operators of a casino by the Nevada Gaming Authorities. A gaming license requires the periodic payment of fees and taxes and is not transferable. The Company has applied to be registered by the Nevada Commission as a publicly traded corporation (Registered Corporation) and as such, it will be required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, Speakeasy-Las Vegas and

                             MTR GAMING GROUP, INC.

3. RISKS AND UNCERTAINTIES (CONTINUED)
Speakeasy-Reno without first obtaining licenses and approvals from the Nevada Gaming Authorities. Neither the Company nor Speakeasy-Las Vegas and Speakeasy-Reno have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits, and licenses required in order to engage in gaming activities in Nevada. There can be no assurances that the Company or Speakeasy-Las Vegas and Speakeasy-Reno will obtain all necessary licenses or approvals.

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or Speakeasy-Las Vegas and Speakeasy-Reno in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors, and certain key employees of Speakeasy-Las Vegas and Speakeasy-Reno must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities.

    After licensing, if it were determined that the Nevada Gaming Control Act or the regulations promulgated thereunder (collectively, the Nevada Act) was violated by the Speakeasy-Las Vegas and/or Speakeasy-Reno, the gaming licenses they are applying for could be limited, conditioned, suspended, or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, Speakeasy-Las Vegas, Speakeasy-Reno, the Company, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission.

IMPACT OF RESORT HOTEL LEGISLATION

    The locations upon which Speakeasy-Las Vegas and the Speakeasy-Reno are located are subject to legislation passed in 1991 by the Nevada Legislature which is commonly referred to as the Resort Hotel Legislation. The key portions of this legislation essentially provides that the Nevada Commission shall not approve a non-restricted gaming license for an establishment located in either Clark County or Washoe County, Nevada, unless the establishment is a resort hotel, as defined. A county, city or town may require resort hotels to meet standards in addition to those required by the Nevada Legislature as a condition to issuance of a gaming license by the particular county, city or town. Speakeasy-Las Vegas is exempt from the Resort Hotel Legislation because this location has held a non-restricted gaming license. The grandfathered exemption, however, is only valid as to the Speakeasy-Las Vegas until the earlier of the commencement of gaming operations at that property or May, 1999. As to Speakeasy-Reno, the Company is relying upon a January 22, 1998 determination by the City of Reno that the property is grandfathered. The failure to keep the grandfathered exemptions to the Resort Hotel Legislation and the local regulations governing resort hotels would have a materially adverse effect on the Company.

POLITICAL CLIMATE

    The Company's ability to remain in the gaming business depends on the continued political acceptability of gaming activities to both the public and state governmental officials. In addition, the gaming laws impose high tax rates, and fixed pari-mutuel commission rates which, if altered, may diminish the Company's profitability. Management is aware of nothing to indicate that West Virginia and Nevada state officials will change their policies toward gaming activities, particularly video lottery gaming; however, there are no assurances that such policies will not be changed. Any substantial unfavorable change in the enabling laws or tax rates on gaming revenues could make the Company's business substantially more onerous, less profitable or illegal, which would have a material adverse effect on the Company's business.

                             MTR GAMING GROUP, INC.

3. RISKS AND UNCERTAINTIES (CONTINUED)
    In August 1996, the United States Congress passed legislation, which President Clinton signed, creating the National Gambling Impact and Policy Commission (the "Policy Commission") to conduct a comprehensive study of all matters relating to the economic and social impact of gaming in the United States. The legislation provides that, not later than two years after the enactment of such legislation, the Policy Commission must issue a report to the President and to Congress containing its findings and conclusions, together with recommendations for legislation and administrative actions. Any such recommendations, if enacted into law, could adversely impact the gaming industry and have a material adverse effect on the Company's business and results of operations. The Company is unable to predict whether this study will result in legislation that would impose additional regulations on gaming industry operators, including the Company.

COMPETITION

    The Company faces substantial competition in each of the markets in which its gaming facilities are located. Some of the competitors have significantly greater name recognition and financial and marketing resources than the Company. Such competition results, in part, from the geographic concentration of competitors. All of the Company's gaming operations primarily compete with other gaming operations in their geographic areas. New expansion and development activity is occurring in each of the relevant markets, which may be expected to intensify competitive pressures. All of the Company's gaming operations also compete to a lesser extent with operations in other locations, including Native American lands, riverboats and cruise ships, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, on and off track wagering, high-stakes bingo and card parlors. Several states have considered legalized casino gaming and others may in the future. Legalization of large-scale, unlimited casino gaming in or near any major metropolitan area or increased gaming in other areas could have a material adverse effect on the business of any or all of the Company's gaming facilities.

ENVIRONMENTAL REGULATIONS

    Generally, the Company and its subsidiaries are subject to a variety of federal, state and local governmental laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. While the Company believes that it and its subsidiaries are presently in material compliance with all environmental laws, failure to comply with such laws could result in the imposition of severe penalties or restrictions on operations by government agencies or courts that could adversely affect operations. In addition, although the Company is not aware of any environmental contamination at its properties (with the exception of a discharge from an underground storage tank at Mountaineer Park which is (i) subject to a state-approved plan of redemption and (ii) not considered material), it has not conducted exhaustive environmental investigations of all such properties. The Company does not have insurance to cover environmental liabilities, if any, other than certain coverage limited to its Reno property.

4. ACQUISITIONS

SPEAKEASY-LAS VEGAS AND SPEAKEASY-RENO

    Speakeasy-Las Vegas consummated the purchase on May 5, 1998 of the Cheyenne Hotel & Casino,in North Las Vegas, Nevada for approximately $5.5 million. Speakeasy-Reno consummated the purchase from an entity under common control with its primary lender and stockholder on May 5, 1998 of the Reno

                             MTR GAMING GROUP, INC.

4. ACQUISITIONS (CONTINUED)
Ramada in Reno, Nevada for approximately $8 million. The Company financed these acquisitions via new debt of $11,915,000, including a $150,000 loan fee, (see
Note 7), and cash of approximately $2,082,000, including direct acquisition costs of approximately $347,000.

    These asset acquisitions were accounted for as purchases, and accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The purchase price, including direct acquisition costs, approximated the estimated fair values of the net assets acquired.

    The consolidated statement of operations for the year ended December 31, 1998 does not include any revenues or expenses related to these acquisitions prior to their closing dates. The unaudited proforma results of operations for the year ended December 31, 1998 assuming these acquisitions had occurred on January 1, 1998, and for the year ended December 31, 1997, assuming these acquisitions had occurred on January 1, 1997, are as follows:

DECEMBER 31,                                                         1998           1997
---------------------------------------------------------------  -------------  -------------
Total revenues.................................................  $  83,353,000  $  61,284,000
                                                                 -------------  -------------
                                                                 -------------  -------------
Net income.....................................................  $   6,794,000  $   2,668,000
                                                                 -------------  -------------
                                                                 -------------  -------------
Net income per share--basic....................................  $         .33  $         .14
                                                                 -------------  -------------
                                                                 -------------  -------------
Net income per share--assuming dilution........................  $         .29  $         .13
                                                                 -------------  -------------
                                                                 -------------  -------------

    These pro forma consolidated results of operations have been presented for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 1998 or 1997, or which may result in the future.

PURCHASE OF 350 ACRE PROPERTY

    On February 12, 1998, Mountaineer Park acquired a 350 acre property located in Chester, Hancock County, West Virginia for a purchase price of $240,000, exclusive of brokerage fees and closing costs of approximately $30,000 (the "New Property"). The New Property is unimproved and is contiguous with the property on which the Company's Mountaineer Racetrack & Gaming Resort is situated (the "Existing Property"). The New Property is separate from the 349 acre property (with respect to which the Company currently holds a purchase option--see note
10) which is also contiguous to the Existing Property. The Company currently has no plans for the development of the New Property.

ACQUISITION OF LAND ADJACENT TO THE SPEAKEASY-LAS VEGAS

    On November 2, 1998, Speakeasy-Las Vegas completed the acquisition of a 1/2 acre parcel of real property located adjacent to the Speedway Hotel and Casino for the sum of $120,000. This property was acquired to augment the grounds surrounding the Speedway Hotel and Casino and is to be utilized, primarily, to provide the additional parking required by local authorities and needed to accommodate the expansion of parking and operations at that location. Speakeasy-Las Vegas has provided its lender a first priority security interest in the parcel in accordance with the terms of such lender's consent to the purchase. A portion of the property is the subject of a condemnation action by the state of Nevada and conveyance is subject to be reduced or modified by the finalization of the condemnation action.

                             MTR GAMING GROUP, INC.

4. ACQUISITIONS (CONTINUED)
    See Note 18--Subsequent Events

5. PROPERTY AND EQUIPMENT

    At December 31, property and equipment consist of the following:

DECEMBER 31,                                                         1998           1997
---------------------------------------------------------------  -------------  -------------
Land...........................................................  $   4,443,000  $     371,000
Building.......................................................     29,634,000     19,014,000
Equipment......................................................      9,536,000      6,388,000
Furniture and fixtures.........................................      5,912,000      3,131,000
Construction in progress.......................................        687,000        258,000
                                                                 -------------  -------------
                                                                    50,212,000     29,162,000
Less accumulated depreciation..................................     (9,933,000)    (6,363,000)
                                                                 -------------  -------------
                                                                 $  40,279,000  $  22,799,000
                                                                 -------------  -------------
                                                                 -------------  -------------

    Depreciation expense charged to operations related to property and equipment during the years ended December 31, 1998, 1997 and 1996 was $3,570,000, $2,164,000 and $1,415,000, respectively.

6. SHORT-TERM DEBT

    In 1996, Mountaineer Park entered into a series of short-term financing arrangements with certain lenders. Under the terms of the agreements, Mountaineer Park received net proceeds of $1,052,000 and was obligated to repay a total of $1,250,000. In addition, the Company issued 175,000 shares of its common stock valued at $137,000. These short-term obligations were paid in full in 1996. The Company has reflected $335,000 (including the aforementioned $137,000) as interest expense in the accompanying consolidated statement of operations for the year ended December 31, 1996 in connection with these obligations.

7. LONG-TERM DEBT

$5 MILLION TERM NOTE

    On July 2, 1996, Mountaineer Park entered into a financing arrangement with a private lending firm for a $5 million working capital loan and a $11.1 million loan commitment to refinance Mountaineer Park's construction loan with a former lender. The note evidencing the loan called for 36 monthly payments of interest only at the rate of 12% per annum. The Company also agreed to issue the lender 183,206 shares of its common stock, warrants to purchase an additional 1,142,860 shares at $1.06 per share and pay a $400,000 loan fee. All warrants were immediately vested and are exercisable for a term of five years. The stock and warrants were registered during 1996.

    As part of the transaction, the lender also provided a one year commitment to lend Mountaineer Park up to $11.1 million of additional funds to be used to refinance the first mortgage held by the former lender. In connection with the financial commitment, the Company paid a $110,000 commitment fee and issued the lender additional warrants to purchase 350,000 shares of common stock at $1.06 per share (which were fully vested at the issuance date and expire in 2001).

                             MTR GAMING GROUP, INC.

7. LONG-TERM DEBT (CONTINUED)

    The aforementioned warrants are entitled to protection from dilution in certain circumstances.

    The Company assigned values of approximately $250,000 and $191,000 related to the aforementioned common shares and warrants, respectively, issued in connection with the financing. Such amounts were capitalized as deferred financing costs along with the aforementioned fees. All deferred financing costs relating to the financing were amortized by December 31, 1996 because of the amendment as noted below.

    In order to assure compliance with provisions of the Lottery Act concerning control over a licensee, the lender has agreed that it may not own, through the exercise of warrants or otherwise, more than 5% of the Company's outstanding common stock unless and until the Lottery Commission either (i) approves the lender or (ii) provides an advisory opinion approving an arrangement whereby the lender may own but may not have voting rights to any shares in excess of the 5% threshold. If the lender becomes disqualified after such Lottery Commission approval, any share held in excess of the 5% threshold, if registered, shall be sold by the lender in the market; otherwise such shares may be put to the Company at the then market price, said price payable in cash or in the form of a note with interest only payable monthly at 24% per annum for a period of one year at which time all principal and unpaid interest become due.

$16.1 MILLION AMENDED AND RESTATED TERM NOTE

    On December 26, 1996, Mountaineer Park amended and restated its July 2, 1996 term loan agreement (the "Amended and Restated Term Loan Agreement"), increasing the amount of principal borrowed from $5.0 million to $16.1 million. The Company is guarantor pursuant to the Amended and Restated Term Loan Agreement. Mountaineer Park also entered into a line of credit agreement with the same lender on December 26, 1996, for borrowings up to $5,376,000.

    The restated loan agreement bore interest at the rate of 12% per annum, and called for payments of interest only until the maturity date of December 26, 1999, at which time all principal and unpaid interest was due. In connection with this transaction, the Company agreed to issue 550,000 shares of its common stock and warrants to purchase an additional 1,632,140 shares of the Company's common stock at an exercise price of $1.06 per share (which were fully vested at the date of issuance and expire in 2001). Both the shares and the warrants were issued in thirteen equal monthly installments. The shares and warrants were assigned an aggregate value of approximately $777,000, which was recorded as deferred financing costs. The warrants are entitled to protection from dilution in certain circumstances. The stock and warrants are subject to demand registration rights. The Company amortized the deferred financing costs through June 30, 1997 because of the July 2, 1997 refinancing as discussed below.

SECOND AMENDED TERM LOAN AGREEMENT

    On July 2, 1997, Mountaineer Park and its lender again amended and restated the $16.1 million loan agreement. The July 2, 1997 Second Amended Term Loan Agreement bore the following revisions from the prior loan agreements:

     i) The maturity date of the loan was extended to July 2, 2001.

     ii) The principal amount borrowed was increased to $21,476,500 (by drawing down the line of credit).

    iii) Annual cash fees in the amount of 8% of the outstanding principal balance due on each anniversary of the term loan were eliminated.

                             MTR GAMING GROUP, INC.

7. LONG-TERM DEBT (CONTINUED)
    iv) Annual warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $1.06, due to be issued on November 15, 1997, 1998 and 1999 were eliminated.

     v) Annual warrants to purchase additional shares in a number to be calculated under a formula defined in the Amended Term Loan Agreement, due to be issued on November 15, 1997, 1998 and 1999, were eliminated.

    vi) Annual shares of the Company's common stock equal to 5% of the outstanding principal balance on November 15, 1997, 1998 and 1999 were eliminated.

    As consideration for the Second Amended Term Loan Agreement, Mountaineer Park agreed to pay the lender (i) a one time commitment fee of $1.8 million, which was paid over the first year of the term; (ii) interest at the rate of 13% (compared to 12% on the $16.1 million term loan and 15% on the $5.4 million line of credit under the Amended Term Loan Agreement); and (iii) a call premium equal to 5% in the event of prepayment during the first year of the term, declining to 3% during the second year, 2% in the third year, and 1% in the final year. The Company continues to guarantee the loan, and the lender's security position has been improved from second to first trust holder.

    In July 1997, Mountaineer Park paid Bridge Capital, LLC, $100,000 for services rendered in connection with arranging this transaction.

THIRD AMENDED AND RESTATED TERM LOAN AGREEMENT

    The Company, as guarantor, and its lender again amended and restated the loan agreement on April 30, 1998, (the "Third Amended and Restated Term Loan Agreement") in order to help finance the acquisitions of Speakeasy-Las Vegas and Speakeasy-Reno. This increased the term loan amount to approximately $27,865,000 and the line amount to approximately $10,377,000 (approximately $5,527,000 of which was drawn upon as of December 31, 1998). The Third Amended and Restated Term Loan Agreement also established a separate $1.7 million line of credit for construction of Speakeasy--Las Vegas. The loans, as well as any draws against the line of credit, continue to be for a term ending July 2, 2001 with monthly payments of interest only at the rate of 13% per year with all principal becoming due at the end of the term. The loans are secured by substantially all of the assets of Mountaineer Park, Speakeasy-Las Vegas and Speakeasy-Reno and are unconditionally guaranteed by the Company. The call premium applicable to prepayment of the loans (3% between July 3, 1998 and July 2, 1999, 2% from July 3, 1999 until July 2, 2000, and 1% from July 3, 2000 until the end of the term), however, does not apply to the amounts borrowed for the acquisitions or draws on the $1.7 million construction line of credit.

    The Third Amended and Restated Term Loan Agreement bears certain restrictive financial covenants affecting future transactions to be entered into by the Company. These covenants include, but are not limited to, restrictions on the ability of the Company to incur additional debt, lend money, acquire other businesses, make capital expenditures, or increase management's compensation. Anti-dilution provisions are included in the agreement limiting the number of securities which can be issued without the lender's prior approval. The Company was in compliance with, or had obtained a waiver for non-compliance with, all such restrictive financial covenants at December 31, 1998.

                             MTR GAMING GROUP, INC.

8. OTHER DEBT

TRADE NOTE PAYABLE

    In September 1995, Mountaineer Park entered into an agreement with its Totalisator system supplier to convert $461,167 of outstanding trade payables into a term note. Under the terms of the agreement, Mountaineer Park was required to make 21 monthly interest and principal payments of $17,800 and eight
(8) additional payments of approximately $17,800 on various dates through May 31, 1997. The loan, which was unsecured, bore interest at the rate of 12% per annum. The loan was paid off during 1997.

OTHER NOTES PAYABLE

    In May 1996, the Company reached a settlement agreement with the holder of 52,250 shares of redeemable common stock, valued at $313,000. Pursuant to the settlement agreement, the Company agreed to pay $25,000 upon execution of the settlement agreement and delivered an unsecured, non-interest bearing promissory note calling for a total of three payments of $5,000 due on August 1, 1996, November 1, 1996 and February 1, 1997; a payment of $50,087 on May 1, 1997; and a total of four annual payments of $40,087 due on May 1, 1998 through 2001. The obligation to pay the amounts described above was discounted at 8%. As of December 31, 1998, the remaining principal balance on this note was $82,000, net of a discount of approximately $38,000.

    In November 1998, Mountaineer Park entered into an agreement to purchase 200 video lottery terminals, at which time the 200 previously leased terminals were returned to the lessor without penalty. Under the terms of the agreement, Mountaineer Park is required to make 24 monthly payments of $56,208 through October 2000. The agreement, which is secured by the video lottery terminals, is non-interest bearing and therefore, was discounted at a rate of 8%. As of December 31, 1998, the remaining balance on this agreement was $1,147,000, net of a discount of approximately $90,000.

ANNUAL COMMITMENTS

    Future annual principal payments under other debt agreements as of December 31, 1998 are as follows:

YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------
  1999..........................................................................  $    722,000
  2000..........................................................................       608,000
  2001..........................................................................        27,000
                                                                                  ------------
    Total.......................................................................  $  1,357,000
                                                                                  ------------
                                                                                  ------------

                             MTR GAMING GROUP, INC.

9. NON-RECURRING INCOME

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

10. COMMITMENTS AND CONTINGENCIES

MOUNTAINEER BOND REQUIREMENTS

    Mountaineer Park is required to maintain bonds in the aggregate amount of $120,000, as of December 31, 1998, for the benefit of the Lottery Commission through June 30, 1999. The bonding requirement has been satisfied via the issuance of a $20,000 surety bond and four certificates of deposit securing letters of credit aggregating $100,000, each of which is collateralized by certain bank deposits.

TOTALISATOR SYSTEM OPERATING LEASE

    The Company leases its Totalisator system under an amended operating lease dated November 28, 1995. Under the amended lease terms, the Company must pay the greater of $1,000 per live race performance or 0.55% of the live racing handle. In addition, the Company must pay the greater of $300 per live race day ($550 if no live race performance) per simulcast race day or 0.55% of the simulcast racing handle. The lease agreement expires in October 2000. For the years ended December 31, 1998, 1997 and 1996, the rent expense under the lease was approximately $454,000, $437,000 and $396,000, respectively, which is included in cost of pari-mutuel commissions in the accompanying consolidated statements of operations.

                             MTR GAMING GROUP, INC.

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)
VIDEO LOTTERY TERMINALS OPERATING LEASE

    In September 1994, Mountaineer Park entered into a master operating lease agreement for 400 new video lottery terminals which was scheduled to expire September 1997. The monthly lease payments on these 400 video lottery terminals were $72,000, plus taxes, insurance and maintenance costs (see discussions of amendment to the master lease below).

    On April 7, 1995, Mountaineer Park amended its payment schedule to the master lease to provide for 400 additional video lottery terminals which were installed in June 1995. In connection with this lease addition, Mountaineer Park was obligated to pay 36 monthly installments of $82,000 beginning in January 1996 through December 1998 for these 400 additional video lottery terminals. Mountaineer Park has normalized the rent expense over the 42 month lease term (see discussion of amendment to the master lease below).

    On March 26, 1996, periodic rental payments under the master lease agreement were amended to reflect a new consolidated payment schedule. Under the new agreement, the Company made monthly payments of approximately $119,000 in March and April 1996, $183,000 from May through October 1996 and $119,000 from November 1996 through January 1999. In addition to the amounts reflected above, the Company made interest payments from March through October 1996 at a rate of 15% on certain past due rental payments under the previous agreement for a total interest obligation of approximately $26,000.

    On February 27, 1997 the Company agreed to purchase 400 video lottery terminals in connection with its ongoing expansion of video lottery operations for a total of $3,137,000. The new terminals were placed into operation on March 11, 1997, at which time 200 original terminals placed into service in September 1994 were returned to the lessor without penalty.

    Effective at the date of return, the payment schedule of the September 1994 operating lease agreement, as amended March 26, 1996, was further amended. Under the amended schedule, monthly payments decreased from $119,471 to $100,185, through January 15, 1999. On January 21, 1999, the agreement was further amended to extend the termination date to June 30, 1999. Under the amended schedule, the monthly payments are $82,700 for the period from January 16, 1999 through June 15, 1999 and $41,000 for the period from June 16, 1999 through June 30, 1999. All other lease terms remained unchanged. There are no early termination penalties in connection with this amendment.

    On June 30, 1998, Mountaineer Park entered into an operating lease agreement for 200 new video lottery terminals. The monthly lease payments on these 200 video lottery terminals is $45,700 per month through June 2001.

    On October 1, 1998, Mountaineer Park entered into an operating lease agreement for 100 new progressive video lottery terminals. The weekly lease payments on these 100 progressive video lottery terminals shall be equal to 9% of the "Gross Terminal Income", as defined. The agreement has an expiration date of December 31, 1999.

    For the years ended December 31, 1998, 1997 and 1996, video lottery rental expense was approximately $1,416,000, $1,119,000 and $1,394,000, respectively, which is included in costs of video lottery in the accompanying consolidated statements of operations.

                             MTR GAMING GROUP, INC.

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)
PHOTOFINISH SYSTEM OPERATING LEASE

    Mountaineer leases its timing and photofinish equipment under an operating lease at a cost of $235 per live race day. The lease agreement expires in May 2002. The Company made lease payments totaling $47,000 in 1998, $52,000 in 1997 and $50,000 in 1996.

RACING VIDEOTAPE SYSTEM OPERATING LEASE

    The Company leases its videotape and closed circuit television equipment at a minimum cost of $400 per live race day ($500 prior to April 15, 1996) and $125 per simulcast race day under an operating lease expiring in October 2002. In addition, the lease calls for incremental daily payments if more than one simulcast program is offered on any particular day, under the following tiered schedule: $65 for a second simulcast program, a total of $35 for a third and/or fourth program, and $65 for a fifth program. Rental payments made pursuant to this lease for the years ended December 31, 1998, 1997 and 1996 were approximately $297,000, $269,000 and $230,000, respectively.

FUTURE MINIMUM LEASE PAYMENTS

    Future annual minimum payments under all material operating leases as of December 31, 1998 are as follows:

YEARS ENDING DECEMBER 31,                                                            AMOUNT
--------------------------------------------------------------------------------  ------------
  1999..........................................................................  $  1,258,000
  2000..........................................................................     1,073,000
  2001..........................................................................       385,000
  2002..........................................................................       127,000
  Thereafter....................................................................         3,000
                                                                                  ------------
    Total.......................................................................  $  2,846,000
                                                                                  ------------
                                                                                  ------------

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

    The Company has filed a motion for summary judgment on the grounds that letters authored by plaintiff constitute an admission that plaintiff was unable to arrange closing of the subject financing by the express deadline contained in the parties' agreement and that no agreement to extend the closing date was reached. Thus, plaintiff did not satisfy the conditions precedent to its right to compensation of any kind. The Company and the plaintiff have agreed to non-binding mediation in an attempt to resolve this matter amicably.

    On February 26, 1998, Mountaineer Park was served with a complaint filed by a former employee claiming wrongful termination of employment and improper administration of a polygraph test. The

                             MTR GAMING GROUP, INC.

10. COMMITMENTS AND CONTINGENCIES (CONTINUED) complaint alleges that pursuant to statute concerning such tests, Mountaineer Park is criminally liable to the State of West Virginia and civilly liable to the plaintiff. The complaint seeks $250,000 in compensatory damages and a like amount in punitive damages. The Company denies all allegations and plans to defend its position vigorously.

    The Company is party to various other lawsuits which have arisen in the normal course of its business. Certain matters are covered by insurance, after the Company meets certain deductible requirements, generally $2,500 per occurrence.

    The liability, if any, arising from unfavorable outcomes of the aforementioned lawsuits is presently unknown.

PENSION PLAN

    Mountaineer has a qualified defined contribution plan covering substantially all of its employees (the "Plan"). The Plan was ratified retroactively on March 18, 1994 by the legislature of the State of West Virginia. The Plan contributions are based on .25% of the race track and simulcast wagering handles, and approximately 0.5% of the net revenues of video lottery activities beginning March 18, 1994. Contributions to the Plan for the years 1998, 1997, and 1996 were $451,000, $344,000 and $250,000, respectively.

CONSULTING AGREEMENTS

    On October 1, 1997, the Company entered into a two-year financial advisory agreement with an investment banking firm to perform various consulting services. Under the terms of the agreement, the Company issued warrants to purchase 150,000 shares of its common stock at an exercise price of $1.50 per share. The warrants will be exercisable for a period of four years and have piggy-back registration rights. The agreement was terminated on February 15, 1999.

    Also on October 1, 1997, Mountaineer Park entered into a three year contract with an employee benefits and governmental relations consultant. Under the terms of the agreement the consultant will receive annual options to purchase 10,000 shares of the Company's common stock on October 1, 1997, 1998 and 1999. The options will be exercisable for a period of five years from the dates vested at an exercise price for each tranche equal to the market price of the Company's common stock on the dates of vesting. The exercise price will be the market price of the Company's common stock on the dates of grant.

    The Company recorded, during 1997, $130,000 in expense in connection with the aforementioned grants of warrants and options to nonemployees.

UNDEVELOPED LAND

    On October 7, 1997, Mountaineer Park entered into an agreement in which it obtained an exclusive option to purchase 349 acres of real property (including two buildings) located adjacent to its Hancock County, West Virginia operation. Mountaineer Park paid $100,000 for an irrevocable option to purchase the property for $600,000 before October 1, 1998, with payment to be made in the form of a $200,000 cash payment at closing and a $400,000 term note bearing interest at 9% payable over five years. The Company has extended this option until October 1, 1999 without additional cash consideration and intends to exercise its options to purchase substantially all such 349 acres.

                             MTR GAMING GROUP, INC.

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)
OFFICER EMPLOYMENT AGREEMENT

    On March 1, 1997, the Company entered into a three year employment agreement with its president and chairman of the Company ("Officer"). The employment agreement provides that the Officer will receive a base salary with annual cost of living adjustments and bonuses at the recommendation of the compensation committee and upon approval of the board of directors.

    The agreement provides that if the Officer's period of employment is terminated by reason of death or physical or mental incapacity, the Company will continue to pay the Officer or his estate the compensation otherwise payable to the Officer for a period of two years. If the Officer's period of employment is terminated for a reason other than death or physical or mental incapacity or for cause, the Company will continue to pay the Officer the compensation that otherwise would have been due him for the remaining period of employment. If the Officer's period of employment is terminated for cause, the Company will have no further obligation to pay the Officer, other than compensation unpaid at the date of termination.

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

    See Note 18, Subsequent Events.

    Future annual minimum payments under the officer employment agreement as of December 31, 1998 is as follows:

YEARS ENDING DECEMBER 31,                                                             AMOUNT
----------------------------------------------------------------------------------  ----------
  1999............................................................................  $  315,000
  2000............................................................................      53,000
                                                                                    ----------
    Total.........................................................................  $  368,000
                                                                                    ----------
                                                                                    ----------

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

                             MTR GAMING GROUP, INC.

11. RELATED PARTY TRANSACTIONS

    The Company had a note receivable for $240,000 from a shareholder of the Company at December 31, 1995, as well as additional non-interest bearing advances of $62,000 made in 1994. The $240,000 note receivable bore interest at 8% per annum and was due on demand. During 1995, the Company recorded a provision for loss in the amount of $240,000. The Company recorded a settlement during July 1997 regarding this receivable (see Note 12).

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

    One of the Company's directors, who is also a shareholder, is a member of the Company's outside legal firm. The Company paid legal fees to that law firm during 1998, 1997 and 1996 totaling approximately $834,000, $360,000 and$334,000, respectively.

    See Note 12 for additional related party transactions.

12. SHAREHOLDERS' EQUITY AUTHORIZED SHARES

    During 1996, the Company changed its authorized shares from 25,000,000 to 50,000,000.

LIMITATIONS ON DIVIDENDS

    Pursuant to state laws, the Company is currently restricted, and may be restricted for the foreseeable future, from making dividends to its shareholders as a result of its accumulated deficit as of December 31, 1998. Furthermore, under the Company's and lender's Third Amended and Restated Term Loan Agreement, the Company is prohibited from paying any dividends without the lender's consent. The Company currently intends to retain all earnings, if any, to finance and expand its operations.

REDEEMABLE COMMON STOCK SETTLEMENTS

    The Company granted in 1992 put rights requiring the Company, upon demand, to redeem up to 209,000 shares at $6.00 per share (the "Redeemable Shares") if the shares were not registered by February 1, 1993.

    During 1995, holders of 104,500 of the Redeemable Shares received an aggregate of 276,750 make-up shares, and in 1996 the holder of 52,250 Redeemable Shares received 133,416 make-up shares for a total of 410,166 "Settlement Shares." The holders of the Settlement Shares were granted registration rights and the right to that number of additional shares necessary to make up the difference, if any, between $1.50 per share and the average market value of the Company's common stock for the ninety (90) trading days immediately following the effective date of the registration of the Settlement Shares (the "Average Market Price"). In the event the Settlement Shares were not registered by June 30, 1996, the Company was to issue

                             MTR GAMING GROUP, INC.

12. SHAREHOLDERS' EQUITY AUTHORIZED SHARES (CONTINUED) promissory notes in the principal amount of $1.50 multiplied by the number of Settlement Shares and bearing interest at the rate of 12% per annum and payable in 24 monthly installments. For each $1.50 of principal paid on the notes, however, the holder was required to return a Settlement Share to the Company. Also, the notes were to be reduced by an amount equal to the Average Market Price multiplied by the number of Settlement Shares.

    With respect to 120,000 of the Settlement Shares, the holder elected to terminate the Company's $1.50 per share repurchase right. Accordingly, the Company was not required to issue a promissory note with respect to these Settlement Shares. However, based on the Average Market Price, the Company is required to issue 30,312 additional shares, which are included in common stock subscribed.

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

    With respect to the holder of 133,416 Settlement Shares, the Company issued a note in the amount of $200,000. The Company redeemed 16,677 shares (which were canceled and returned to authorized but unissued status) upon the October 31, 1996 effectiveness of a registration statement that included the Settlement Shares. Such effectiveness stayed the Company's payment obligation for a period of 90 business days. Based on the Average Market Price, the Company was entitled to a credit against the note in an amount of $150,000. However, based on the Average Market Price, the Company is required to issue 30,159 additional shares, which are included in common stock subscribed in the accompanying 1996 consolidated statement of shareholders' equity. Pursuant to a December 2, 1997 Second Amended Settlement Agreement, the Company paid $27,000 and issued 12,070 shares of restricted common stock in exchange for cancellation of the promissory note, acknowledgment that the Company had satisfied all of its obligations to date, and release of any further obligations to the holder, including the additional shares.

    Pursuant to a May 10, 1996 settlement agreement with the final holder of 52,250 of the Redeemable Shares, the Company agreed to pay the holder $25,000 upon the execution of the agreement and issue a $225,000 non-interest bearing promissory note in exchange for the cancellation of put rights in connection with the Redeemable Shares. The Company discounted the note at 8%. The outstanding balance under the note as of December 31, 1998 amounted to $82,000 and is included on the accompanying 1998 consolidated balance sheet in long-term debt. Under the terms of the note, the Company is currently obligated to pay four annual May payments of $40,000 from 1998 through 2001. The holder also agreed to the cancellation of options to purchase 50,000 shares of the Company's common stock for $.01 per share.

    In connection with the aforementioned settlements, the Redeemable Shares were reclassified to common stock during 1996. The Company reduced redeemable common stock obligations by $1,406,000, recorded long-term debt of $241,000, and increased additional paid-in capital by $1,165,000 during 1996 which is included in the accompanying 1996 consolidated statement of shareholders' equity.

GUARANTEED SHARES

    In connection with the 1992 acquisition of Mountaineer Park, the Company issued 529,676 shares which had registration rights, guaranteed at a per share value of $6.00. The Company was obligated to issue additional shares should a market value per share deficiency exist at the time of registration. The

                             MTR GAMING GROUP, INC.

12. SHAREHOLDERS' EQUITY AUTHORIZED SHARES (CONTINUED)
Company granted in 1992 put rights to the holder (a bank) of 60,604 of the aforementioned shares at $6.00 per share, all of which became exercisable on or before December 31, 1995. Such rights were not exercised as of December 31, 1995. Accordingly, the Company has reduced redeemable common stock and has increased shareholders' equity in the accompanying 1996 consolidated statement of shareholders' equity.

    In December 1996, the Company reached a settlement agreement with the holder of 2,514 shares which bore a $6.00 per share price guarantee. The Company paid a $3,500 cash settlement in December 1996 in exchange for the cancellation of the price guarantee.

    In December 1996, the Company reached a settlement agreement with the holder of 135,529 shares which bore a $6.00 per share price guarantee. The Company paid a $250,000 cash settlement in December 1996 in exchange for a cancellation of the price guarantee.

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

    In July 1997, the Company reached a settlement with the former majority shareholder of Mountaineer Park (the "Holder"), and holder of 181,739 additional guaranteed shares. The settlement was part of a larger transaction by which Mountaineer Park and the Company resolved all matters outstanding with the Holder. Pursuant to the agreement, the price guarantee was extinguished, the Company paid a cash settlement of $278,000 out of which the Holder repaid in full the $78,000 balance due on a promissory note, and the Company canceled a note receivable in the amount of $240,000 and issued 50,000 shares of restricted common stock. The Company had recorded a $302,000 provision for doubtful accounts in 1995 in reference to the note receivable. The Company recorded a $216,000 reduction to paid-in capital and a $78,000 reduction in notes receivable in connection with this transaction.

    As of December 31, 1998, 30,342 shares remain outstanding with a maximum $6.00 price guarantee (subject to a credit of approximately $1.50 per share).

COMMON STOCK ISSUED FOR SERVICES

    During the year ended December 31, 1996, the Company issued 52,800 shares valued at approximately $31,000 for services rendered, and the value of such shares was charged to the 1996 consolidated statement of operations.

    In 1996, the Company issued 75,000 shares of its common stock pursuant to a settlement agreement, and accordingly recorded a $111,000 reduction in accrued liabilities.

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

                             MTR GAMING GROUP, INC.

12. SHAREHOLDERS' EQUITY AUTHORIZED SHARES (CONTINUED)
STOCK OPTION PLANS

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

    In May 1995, the Board of Directors approved the grant of non-qualified options to purchase 823,047 shares to certain officers and directors of the Company. Each option entitles the holder to purchase one share of common stock at an exercise price of approximately $1.22 per share and is fully vested as of the date of grant. These options where exercised during September 1998 (see below).

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

    On May 27, 1997 and again on August 26, 1997, the Company's board of directors voted to amend the terms of options granted to certain officers and key employees of the Company on May 28, 1992 such that, with respect to grantees of such options who are currently employees of the Company or its subsidiaries (in the aggregate, options to purchase 410,867 shares of the Company's common stock at a price of $1.06 per

                             MTR GAMING GROUP, INC.

12. SHAREHOLDERS' EQUITY AUTHORIZED SHARES (CONTINUED) share), the period during which such options may be exercised was extended, most recently for a period of 2 years. The options originally would have expired on May 28, 1997. This action was taken in continuation of the goal the Company has previously set forth in its employee stock option plans: to provide the participants with maximum benefits and to provide an incentive to the management of the Company. The Company recorded $156,000 of compensation expense during the year ended December 31, 1997 as a result of the option amendments.

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

    The Board of Directors established the 1998 Stock Incentive Plan (the "1998 Plan"). The 1998 Plan will reserve for issuance upon exercise up to 800,000 shares of the Company's common stock.

    During January 1998, the Company granted 800,000 options pursuant to its 1998 Stock Incentive Plan to employees. The options were granted at an exercise price of $2.15625, the estimated fair market value of the Company's common stock at the date of grant and vested immediately. These options expire in January 2003.

    During January 1998, the Company granted 60,000 options outside of the Company's stock option plan to employees. The options were granted at an exercise price of $2.15625, the estimated fair market value of the Company's common stock at the date of grant, and vested immediately. These options expire in January 2003.

    During February 1998, the Company granted 50,000 options outside of the Company's stock option plan to directors. The options were granted at an exercise price of $2.50, the estimated fair market value of the Company's common stock at the date of grant. The options vest in increments of 6,250 options after attendance at meetings of the Board of Directors, audit committee, and shareholders. These options expire in February 2003. The Company recorded $31,000 in compensation expense during 1998 related to these options.

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

    During August and September 1998, holders of previously-issued options to purchase the Company's common stock exercised options to purchase a total of 1,091,380 shares at prices ranging from $.01 to $1.21875 per share by delivery of cash, notes, and other common stock of the Company, resulting in a net increase in the number of issued and outstanding shares of 925,273 for proceeds (cash and notes) totaling approximately $819,000 as well as the delivery of 166,107 mature shares of the Company's common stock in lieu of cash.

                             MTR GAMING GROUP, INC.

12. SHAREHOLDERS' EQUITY (CONTINUED)

    In connection with the exercise of 378,415 options by the Company's President and CEO, the Company received a promissory note for approximately $461,000. The note is due on or before August 1999 and bears interest at an annual rate of 8.5%. The note receivable has been reflected as an offset to stockholders' equity in the accompanying 1998 consolidated financial statements.

    During each of the years in the three year period ended December 31, 1998, stock option and warrant activity is as follows:

                                               SHARES       PRICE RANGE  WEIGHTED AVERAGE
                                              AVAILABLE      PER SHARE    EXERCISE PRICE
                                           ---------------  -----------  -----------------
Balance, January 1, 1996.................       4,259,630   $ 0.01-8.00      $    1.89
Granted..................................       3,980,000     0.56-1.06           0.97
Canceled.................................        (170,000)    0.01-3.00           2.12
Exercised................................        --             --              --
                                           ---------------
Balance, December 31, 1996...............       8,069,630     0.01-8.00           1.44
Granted..................................         930,000     1.34-1.50           1.37
Canceled.................................      (1,907,383)    0.56-2.40           1.95
Exercised................................        (160,000)    0.01-1.06           0.99
                                           ---------------
Balance, December 31, 1997...............       6,932,247     0.01-8.00           1.00
Granted..................................       1,860,000     2.16-2.50           2.29
Canceled.................................        (145,000)         3.00           3.00
Exercised................................      (1,091,380)    0.01-1.22           1.03
                                           ---------------
Balance, December 31, 1998...............       7,555,867(1) $ 0.01-4.88(1)     $    1.60
                                           ---------------
                                           ---------------
Exercisable at December 31, 1998.........       7,530,867   $ 0.01-4.88      $    1.60
                                           ---------------
                                           ---------------

------------------------

(1) Includes options to purchase 20,000 shares of common stock at $0.01 per share.

    Weighted average fair value of options granted during 1998 was $1.14.

    The following summarizes information about the Company's stock options and warrants outstanding at December 31, 1998:

                                              WEIGHTED
                                               AVERAGE       WEIGHTED
                             NUMBER           REMAINING       AVERAGE         NUMBER         WEIGHTED
  RANGE OF EXERCISE        OUTSTANDING       CONTRACTUAL     EXERCISE     EXERCISABLE AT      AVERAGE
             PRICES     DECEMBER 31, 1998       LIFE           PRICE     DECEMBER 31, 1998     PRICE
----------------------  -----------------  ---------------  -----------  -----------------  -----------
0.0$1 to 0.80.......           680,000              2.0(1)   $    0.56          680,000      $    0.56
1.06 to 1.50.......          4,655,860              2.7           1.12        4,655,860           1.12
2.16 to 2.50.......          1,860,000             4.12           2.29        1,835,000           2.29
4.00 to 4.88.......            360,000             1.16(2)        4.15          360,000           4.15
                        -----------------                                -----------------
                             7,555,867                                        7,530,867
                        -----------------                                -----------------
                        -----------------                                -----------------

------------------------

(1) Excludes 20,000 options with no set expiration date.

(2) Excludes 60,000 options with no set expiration date.

                             MTR GAMING GROUP, INC.

12. SHAREHOLDERS' EQUITY (CONTINUED)
PRO FORMA STOCK OPTION INFORMATION

    Pro forma information regarding net income is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS 123, rather than the method pursuant to APB 25 as discussed in Note 1. The fair value of these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the years ended December 31, 1998, 1997 and 1996: risk fee rates of between 5.45% and 7.2%; dividend yield of 0%; expected life of the options of between 3 and 5 years; and volatility factors of the expected market price of the Company's common stock of between 44% and 68%.

    The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

PRO FORMAS FOR THE YEARS ENDED DECEMBER 31,               1998          1997          1996
----------------------------------------------------  ------------  ------------  ------------
Net income:
  As reported.......................................  $  7,688,000  $  4,694,000  $  1,155,000
  Pro forma.........................................  $  5,611,000  $  4,060,000  $  1,104,000

Net income per share, assuming dilution:
  As reported.......................................  $       0.33  $       0.22  $       0.06
  Pro forma.........................................  $       0.24  $       0.19  $       0.06

13. DISCONTINUED OPERATIONS

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

    During 1994 and 1995, various corporate affiliates of the Company's chief executive officer advanced an aggregate sum of approximately $100,000 to ExCal primarily to cover overhead expenses in connection with the maintenance of leases and other costs associated with the Company's existing oil and gas interests in Michigan and former interests in Ohio. In February 1996, such advances, along with accrued interest thereon at the rate of 10% per annum, was converted into a demand promissory note in the principal amount of $100,218 payable to the chief executive officer at the rate of 10% per annum. This note was repaid in 1998 in its entirety.

    During October 1998, the Company transferred all of its right, title and interest in its oil and gas interests to an affiliate of its former joint venture partner, SABAL Corp. ("SABAL"), in exchange for an

                             MTR GAMING GROUP, INC.

13. DISCONTINUED OPERATIONS (CONTINUED)
assignment of production payment in the amount of $2,500,000 (the "Production Payment"). The Production Payment is payable out of a percentage of SABAL's net revenue interest from oil and gas produced in its Michigan interests, as defined. The Production Payment bears interest at 3% annually and is due and payable in its entirety at the end of fifteen years. For as long as the Production Payment is outstanding, the Company can convert the Production Payment into and up to 25% of the common stock of SABAL on a fully diluted basis. The Production Payment is collateralized by all the assets and interests of SABAL. Because of the uncertainty of collection of the production payment, and the depressed oil market, the Company recorded a loss in connection with this exchange of approximately $2,735,000 (the net assets at the date of exchange), which has been presented as a loss on disposal of discontinued operations. To the extent that the Company realizes this asset in the future, such realization will be flowed through discontinued operations as a change in estimate.

    In connection with the aforementioned transfer, the Company has entered into a term loan agreement with SABAL whereby the Company will loan SABAL up to $500,000. The term loan is for a period of two years (interest only for the first six months, and 15% per annum thereafter) and is secured by SABAL's real and personal property and equipment related to its oil and gas interest in Michigan and Texas. As of December 31, 1998, the Company had loaned to SABAL approximately $333,000.

    In connection with the aforementioned transfer, SABAL has promised to pay to Biscayne Petroleum Corporation, an affiliate of the Company's President and CEO, approximately $98,000. SABAL assumed this liability from Fleur-David Corporation, the Company's former oil and gas operating partner. The Company has entered into an Inter-Creditor Agreement with SABAL and others that effectively prorates the net proceeds of any sale of assets by SABAL, other than in the ordinary course of business, among all creditors based on the total aggregate debt of SABAL at the time.

14. INCOME TAXES

    The following summarizes the benefit for income taxes for the years ended December 31:

                                                         1998           1997          1996
                                                     -------------  -------------  -----------
Current
  Federal..........................................  $     114,000  $     100,000  $     5,000
  State............................................       --             --              2,000
                                                     -------------  -------------  -----------
                                                           114,000        100,000        7,000
                                                     -------------  -------------  -----------
Deferred
  Federal..........................................     (2,773,000)    (1,923,000)    (757,000)
  State............................................       --             --           (136,000)
                                                     -------------  -------------  -----------
                                                        (2,773,000)    (1,923,000)    (893,000)
                                                     -------------  -------------  -----------
Benefit for income taxes...........................  $  (2,659,000) $  (1,823,000) $  (886,000)
                                                     -------------  -------------  -----------
                                                     -------------  -------------  -----------

                             MTR GAMING GROUP, INC.

14. INCOME TAXES (CONTINUED)

    A reconciliation of the expected statutory Federal income tax provision from continuing operations to the benefit for income taxes for the year ended December 31, 1998 and 1997 are as follows:

                                                       1998           1997           1996
                                                   -------------  -------------  -------------
Provision for income taxes at a federal statutory
  rate of 34%....................................  $   2,636,000  $     976,000  $      91,000
Increase (reduction) in income taxes resulting
  from:
  Changes in the valuation allowance for deferred
    tax assets allocated to income tax benefit...     (2,825,000)    (2,064,000)    (1,099,000)
  Depreciation and amortization, not deductible
    for income tax purposes......................        148,000        148,000        145,000
  Utilization of net operating loss
    carryforwards................................     (2,618,000)    (1,027,000)      --
Other............................................       --              144,000        (23,000)
                                                   -------------  -------------  -------------
  Benefit for income taxes.......................  $  (2,659,000) $  (1,823,000) $    (886,000)
                                                   -------------  -------------  -------------
                                                   -------------  -------------  -------------

    At December 31, 1998 and 1997, significant components of the Company's net deferred taxes are as follows:

                                                                      1998           1997
                                                                  -------------  -------------
Deferred tax assets:
  Net operating loss carryforwards..............................  $   3,870,000  $   6,985,000
  Depreciation..................................................         34,000         40,000
  Deferred rent.................................................          4,000         60,000
  AMT credit....................................................        245,000       --
  Reserves and allowances.......................................      1,037,000        168,000
                                                                  -------------  -------------
                                                                      5,190,000      7,253,000

Less valuation allowance........................................       --           (4,703,000)
                                                                  -------------  -------------
                                                                  $   5,190,000  $   2,550,000
                                                                  -------------  -------------
                                                                  -------------  -------------
Deferred tax liability--Non-deductible tax basis................     (1,130,000)    (1,263,000)
                                                                  -------------  -------------
                                                                  $  (1,130,000) $  (1,263,000)
                                                                  -------------  -------------
                                                                  -------------  -------------

    The Company's valuation allowance decreased during 1998 and 1997 by approximately $4,703,000 and $3,860,000, respectively.

    At December 31, 1998, the Company has federal net operating loss carry forwards of approximately $11,400,000 for federal income tax reporting purposes and approximately $4,400,000 for California reporting purposes, expiring through 2011 and 2002, respectively. The Tax Reform Act of 1986 includes provisions which limit the Federal net operating loss carry forwards available for use in any given year if certain events, including a significant change in stock ownership, occur.

                             MTR GAMING GROUP, INC.

15. VIDEO LOTTERY OPERATIONS

    The Company derives revenue from the operation of video lottery games in the form of net win on the gross terminal income, or the total cash deposited into a VLT less the value of credits cleared for winning redemption tickets. Pursuant to the Lottery Act, the Company's share of net win is fixed at 47% of the net win after deducting an administration fee of up to 4% of gross terminal revenues first paid to the State of West Virginia. The Company is subject to annual licensing requirements established by the Lottery Commission; its license has been renewed through June 1999.

    Mountaineer Park offers video lottery gaming through 1,300 video lottery terminals ("VLTs") located in the racetrack clubhouse, grandstand and Lodge.

    A summary of video lottery gross wagers, less winning patron payouts, for the years ended December 31 is as follows:

                                                 1998             1997             1996
                                            ---------------  ---------------  --------------
Total Gross Wagers........................  $   240,164,000  $   171,138,000  $  104,819,000
Less Winning Patron Payouts...............     (171,172,000)    (121,951,000)    (74,119,000)
                                            ---------------  ---------------  --------------
Video Lottery Revenues....................  $    68,992,000  $    49,187,000  $   30,700,000
                                            ---------------  ---------------  --------------
                                            ---------------  ---------------  --------------

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

    Amounts contributed to these funds for the years ended December 31 were as follows:

                                                      1998           1997           1996
                                                  -------------  -------------  -------------
HBPA purses.....................................  $  10,511,000  $   7,480,000  $   4,645,000
Company pension plan............................        339,000        241,000        150,000
West Virginia general fund......................     20,343,000     14,476,000      8,989,000
West Virginia Breeders' Classic fund............        678,000        483,000        300,000
Hancock County general fund.....................      1,356,000        965,000        599,000
West Virginia tourism promotion fund............      2,034,000      1,448,000        899,000
Veterans Memorial fund..........................        678,000        482,000        300,000
                                                  -------------  -------------  -------------
                                                  $  35,939,000  $  25,575,000  $  15,882,000
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------

16. RACING OPERATIONS

    The Company conducts thoroughbred horse racing at Mountaineer Race Track and Gaming Resort. Under West Virginia Horse Racing Law, the Company's commission revenue is a designated portion of the parimutuel wagering handle (amounts wagered).

    On August 15, 1997, Mountaineer Park executed a new agreement with the HBPA, the exclusive authorized bargaining representative for all thoroughbred horse owners who participate in live races at Mountaineer Park. Mountaineer Park contributes all purse funds earned by such horse owners, as well as compensation to the HBPA in an amount equal to 15.5% of the amount paid for purses, from proceeds of

                             MTR GAMING GROUP, INC.

16. RACING OPERATIONS (CONTINUED)
its live and simulcast racing and video lottery operations. Mountaineer Park is required to conduct a minimum of 210 live racing events annually during the term of the agreement, down from a minimum threshold of 220 days under the prior contract. Also, the minimum daily purse payment will increase from $22,500 under the prior agreement to $30,000. The new contract, which expires on January 1, 2001, contains no other material changes from the prior agreement.

    Mountaineer Park's labor agreement with approximately 50 mutuel and 9 video lottery employees has been extended until November 30, 2002.

    The Company's revenue from racing operations is derived mainly from commissions earned on parimutuel wagering on live races held at Mountaineer Park and on races conducted at other "host" racetracks and broadcast live (i.e. import simulcast) at Mountaineer Park. In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The dollars wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a "take-out" or gross commission, from which the racetrack pays state and county taxes and racing purses. The Company's parimutuel commission rates are fixed as a percentage of the total handle or amounts wagered. With respect to Mountaineer Park's live racing operations, such percentage is fixed by West Virginia law at three levels, 17.25%, 19% and 25%, depending on the complexity of the wager. The lower rate applies to wagering pools involving only win, place and show wagers, while the higher rates apply to pools involving wagers on specified multiple events, such as trifecta, quinella and perfecta wagers. With respect to simulcast racing operations, the Company generally has opted to apply the commission rates imposed by the jurisdictions of the host racetracks, as it may do with the consent of the Racing Commission. Such rates vary with each jurisdiction and may be more or less favorable than the live racing commission rates. Out of its gross commissions, the Company is required to distribute fixed percentages to its fund for the payment of regular purses (the "regular purse fund"), the state of West Virginia and Hancock County and, with respect to commissions derived from simulcast operations, Mountaineer Park's employee pension plan. After deducting state and county taxes and, with respect to simulcast commission, simulcast fees and expenses and employee pension plan contributions, approximately one-half of the remainder of the commissions are payable to the regular purse fund.

    Mountaineer Park also receives the "breakage," which is the odd cents by which the amounts payable on each dollar wagered in a parimutuel pool exceeds a multiple of ten cents. Breakage from simulcast wagers is generally allocated proportionately between the host racetrack and Mountaineer Park on the basis of the amounts wagered at their respective facilities.

    The Company pays purses into a fund established for the benefit of participating horsemen for each day on which live racing is conducted. The Company has a contractual obligation to pay the horsemen a percentage (the Earned Commission) of the live and simulcast (satellite off-track wagering) race handle less winning tickets and certain costs incurred by the Company, including certain video lottery contractual expenses (approximately 15.5% of net video lottery revenues).

                             MTR GAMING GROUP, INC.

16. RACING OPERATIONS (CONTINUED)
    A summary of the parimutuel handle and deductions, including satellite off-track wagering, for the years ended December 31 are as follows:

                                                                        1998            1997            1996
                                                                   --------------  --------------  --------------
Total parimutuel handle..........................................  $   43,811,000  $   40,975,000  $   40,099,000
Less patron's winning tickets and breakage.......................     (34,661,000)    (32,464,000)    (31,766,000)
                                                                   --------------  --------------  --------------
                                                                        9,150,000       8,511,000       8,333,000
Less:
  Parimutuel tax paid to:
  West Virginia and Hancock County...............................        (494,000)       (493,000)       (487,000)
  Purses and Horsemen's Association..............................      (3,860,000)     (3,581,000)     (3,547,000)
                                                                   --------------  --------------  --------------
                                                                   $    4,796,000  $    4,437,000  $    4,299,000
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

                             MTR GAMING GROUP, INC.

17. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

    The following represents the condensed unconsolidated balance sheets for MTR Gaming Group, Inc. as of December 31, 1998 and 1997, and the condensed unconsolidated statements of operations and cash flows for the three-year period ended December 31, 1998.

                    CONDENSED UNCONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                                                                         1998            1997
                                                                                    --------------  --------------
                                                     ASSETS:
Current assets:
  Cash............................................................................  $        4,000  $        4,000
  Prepaid expenses................................................................          17,000        --
  Deferred income taxes...........................................................       2,550,000         857,000
                                                                                    --------------  --------------
                                                                                         2,571,000         861,000
                                                                                    --------------  --------------
Property and equipment, net.......................................................          63,000           5,000
                                                                                    --------------  --------------
Other assets:
  Advances to and investments in subsidiaries, including taxes receivable.........      15,929,000      13,922,000
  Deferred income taxes and tax receivable from subsidiaries......................       4,147,000        --
  Excess of cost of investments over net assets acquired, net of accumulated
    amortization of $401,000 and $334,000 in 1998 and 1997, respectively..........         599,000         666,000
                                                                                    --------------  --------------
                                                                                        20,675,000      14,588,000
                                                                                    --------------  --------------
                                                                                    $   23,309,000  $   15,454,000
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................  $        2,000  $       68,000
  Accrued liabilities.............................................................          35,000         150,000
  Current portion of long-term debt...............................................          28,000          40,000
                                                                                    --------------  --------------
                                                                                            65,000         258,000
Long-term debt, less current portion..............................................          54,000          83,000
                                                                                    --------------  --------------
                                                                                           119,000         341,000
Stockholders' equity:
  Common stock....................................................................        --              --
  Paid-in capital.................................................................      36,178,000      35,328,000
  Stockholder receivable..........................................................        (461,000)       --
  Accumulated deficit.............................................................     (12,527,000)    (20,215,000)
                                                                                    --------------  --------------
                                                                                        23,190,000      15,113,000
                                                                                    --------------  --------------
                                                                                    $   23,309,000  $   15,454,000
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                             MTR GAMING GROUP, INC.

17. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (CONTINUED)

               CONDENSED UNCONSOLIDATED STATEMENTS OF OPERATIONS
                                  DECEMBER 31,

                                                       1998           1997           1996
                                                   -------------  -------------  -------------
Revenues:
Management fee...................................  $     144,000  $     144,000  $     144,000
  Other..........................................          1,000          6,000          2,000
                                                   -------------  -------------  -------------
                                                         145,000        150,000        146,000
                                                   -------------  -------------  -------------
General and administrative.......................      2,101,000      1,956,000      1,961,000
                                                   -------------  -------------  -------------
Operating loss...................................     (1,956,000)    (1,806,000)    (1,815,000)
                                                   -------------  -------------  -------------
Other (income) and expense:
  Interest income................................       (186,000)      (508,000)      (444,000)
  Interest expense...............................       --             --               52,000
  Non-recurring income...........................       --             --             (321,000)
  Depreciation...................................          4,000         12,000         25,000
  Amortization...................................         67,000         67,000         67,000
  Other..........................................          4,000       --             --
  Interest in income of consolidated
    subsidiaries.................................     (3,693,000)    (5,214,000)    (2,349,000)
                                                   -------------  -------------  -------------
                                                      (3,804,000)    (5,643,000)    (2,970,000)
                                                   -------------  -------------  -------------
Income before income taxes.......................      1,848,000      3,837,000      1,155,000
Benefit for income taxes.........................      5,840,000        857,000       --
                                                   -------------  -------------  -------------
Net income.......................................  $   7,688,000  $   4,694,000  $   1,155,000
                                                   -------------  -------------  -------------
                                                   -------------  -------------  -------------

                             MTR GAMING GROUP, INC.

17. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (CONTINUED)
               CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
                                  DECEMBER 31,

                                                                           1998           1997           1996
                                                                       -------------  -------------  -------------
Cash flows from operating activities:
  Income from continuing operations..................................  $   7,688,000  $   4,694,000  $   1,155,000
  Adjustments to reconcile net income to net cash provided by (used
    in) continuing operating activities:
    Depreciation and amortization....................................         71,000         79,000         92,000
    Non-recurring income (non-cash)..................................       --             --             (705,000)
    Common stock and options issued for services rendered and
      amortization of interest.......................................         31,000        147,000        194,000
    Management fees..................................................       (144,000)      (144,000)      (144,000)
    Imputed interest.................................................       (186,000)      (508,000)      (444,000)
    Interest in (income) of consolidated subsidiaries................     (3,693,000)    (5,214,000)    (2,349,000)
    Deferred income taxes............................................     (5,840,000)      (857,000)      --
    Change in operating assets and liabilities, net of effects of acquired companies:
      Other current assets...........................................        (17,000)      --               10,000
      Accounts payable...............................................        (66,000)         5,000       (350,000)
      Accrued liabilities............................................       (115,000)       100,000       (163,000)
                                                                       -------------  -------------  -------------
Net cash provided by (used in) operating activities..................     (2,271,000)    (1,698,000)    (2,704,000)
                                                                       -------------  -------------  -------------
Cash flows from investing activities:
  Restricted cash....................................................       --              100,000       --
  Deposits and other assets..........................................       --             --             --
  Capital expenditures...............................................        (62,000)        (7,000)      --
  Decrease (increase) in investment in and advances to affiliates and
    consolidated subsidiaries........................................      2,016,000      1,635,000      2,847,000
                                                                       -------------  -------------  -------------
Net cash provided by (used in) investing activities..................      1,954,000      1,728,000      2,847,000
                                                                       -------------  -------------  -------------
Cash flows from financing activities:
  Payments on long-term debt.........................................        (41,000)       (55,000)      --
  Payments in connection with redeemable common stock................       --             --             (250,000)
  Proceeds from issuance of common stock through exercise of stock
    options..........................................................        358,000       --               69,000
                                                                       -------------  -------------  -------------
Net cash provided by (used in) financing activities..................        317,000        (55,000)      (181,000)
                                                                       -------------  -------------  -------------
Net decrease in cash and cash equivalents............................       --              (25,000)       (38,000)
Cash and cash equivalents, beginning of year.........................          4,000         29,000         67,000
                                                                       -------------  -------------  -------------
Cash and cash equivalents, end of year...............................  $       4,000  $       4,000  $      29,000
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest.........................................................  $    --        $    --        $    --
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
    Income taxes.....................................................  $     268,000  $      16,000  $      25,000
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

                             MTR GAMING GROUP, INC.

18. SUBSEQUENT EVENTS

ACQUISITION OF GOLF COURSE

    The Company acquired, during January 1999, an 18-hole golf course, including real property, improvements, personal property and equipment, located approximately seven miles from the Company's Mountaineer Race Track & Gaming Resort. The purchase price was approximately $841,000 which was satisfied by the issuance of a promissory note of $600,000 (interest only at 8% per annum, all due and payable after five years), the assumptions of bank debt of $158,000, the assumption of the payable of $52,000 and cash of $29,000.

OFFICER EMPLOYMENT AGREEMENT AND DEFERRED COMPENSATION AGREEMENT

    The Company entered into a new employment agreement dated February 1999 with its President and CEO. The agreement is for a term of five (5) years, calls for an annual base salary of $450,000 (subject to automatic annual cost of living increases of 5%), semi-annual cash bonuses of $50,000, and a performance bonus for each year equal to 1% of the gross operating revenue increase over 1998 operating revenue (provided, however, that EBITDA, as defined, exceeds 1998 EBITDA). The Company also entered into a deferred compensation agreement dated January 1999 whereby the Company will purchase a life insurance policy on the President and CFO's life (face amount of $2,250,000 and annual premium of $100,000). The owner of the policy will be the Company. The President and CEO will also be entitled to an annual benefit, as defined, upon retirement, death or termination out of the cash value of the insurance policy.

STOCK OPTIONS (UNAUDITED)

    The Board of Directors, subject to the approval of the Company's shareholders, established the 1999 Stock Incentive Plan (the "1999 Plan"). The 1999 Plan reserves for issuance up to 800,000 shares of the Company's common stock. The Company granted 750,000 shares on February 24, 1999 at an exercise price of $2.00 per share pursuant to this plan.

    The Company also granted 135,000 options on February 24, 1999 to employees and non-employees outside of the Company's stock option plans at an exercise price of $2.00 per share. The Company also granted on February 24, 1999 250,000 options to employees at an exercise price of $2.00 per share pursuant to the 1992 Plan. In addition, the two outside directors were granted 25,000 options each at an exercise price $2.00 per share pursuant to their agreements (see Note
12). All of the aforementioned options have a five year term and are immediately vested, except as to the outside director options which vest according to their agreements (see Note 12).