Form 10-Q
period 1999-03-31
MTR GAMING GROUP INC
filed 1999-05-17
CIK 834162

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                   20,896,322
                          Outstanding at May 10, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             MTR GAMING GROUP, INC.
                              INDEX FOR FORM 10-Q

SECTION                                                                                                        PAGE
-----------------------------------------------------------------------------------------------------------  ---------

PART I--FINANCIAL INFORMATION

Item 1--Financial Statements...............................................................................          3

Condensed and Consolidated Balance Sheets at March 31, 1999 and December 31, 1998..........................          3

Condensed and Consolidated Statements of Operations for the Three Months Ended March 31, 1999 and 1998.....          4

Condensed and Consolidated Statements of Cash Flow for the Three Months Ended March 31, 1999 and 1998......          5

Notes to Condensed and Consolidated Financial Statements...................................................          6

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations..............          7

Item 3--Quantitative and Qualitative Disclosures about Market Risk.........................................         18

PART II--OTHER INFORMATION

Item 1--Legal Proceedings..................................................................................       II-1

Item 2--Changes in Securities..............................................................................       II-1

Item 3--Defaults upon Senior Securities....................................................................       II-1

Item 4--Submission of Matters to a Vote of Securities Holders..............................................       II-1

Item 5--Other Information..................................................................................       II-1

Item 6--Exhibits and Reports on Form 8-K...................................................................       II-1

SIGNATURE PAGE

                                     PART 1

                             FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                             MTR GAMING GROUP, INC.

                    CONDENSED AND CONSOLIDATED BALANCE SHEET

                                                                                       MARCH 31      DECEMBER 31
                                                                                         1999           1998
                                                                                     -------------  -------------
                                                     ASSETS

Current Assets
  Cash and cash equivalents........................................................  $   7,244,000  $   9,074,000
  Restricted cash..................................................................        193,000        239,000
  Accounts receivable, net of allowance
    for doubtful accounts of $138,000..............................................      1,200,000      1,041,000
  Deferred financing costs.........................................................      1,132,000      1,259,000
  Deferred income taxes............................................................      2,025,000      2,417,000
  Other current assets.............................................................      1,255,000        986,000
                                                                                     -------------  -------------
Total current assets...............................................................     13,049,000     15,016,000
                                                                                     -------------  -------------
Property:
  Land.............................................................................      5,162,000      4,317,000
  Building.........................................................................     27,318,000     27,204,000
  Equipment and automobiles........................................................     10,154,000      9,536,000
  Furniture and fixtures...........................................................      6,031,000      5,923,000
  Construction in progress.........................................................      6,536,000      3,244,000
                                                                                     -------------  -------------
                                                                                        55,201,000     50,224,000
                                                                                     -------------  -------------
  Less accumulated depreciation....................................................    (10,906,000)    (9,945,000)
                                                                                     -------------  -------------
                                                                                        44,295,000     40,279,000
                                                                                     -------------  -------------
Net assets of discontinued oil and gas activities..................................             --             --
                                                                                     -------------  -------------
Note receivable....................................................................        414,000        333,000
                                                                                     -------------  -------------
Other assets:
  Excess of cost of investments over net assets acquired, net of accumulated
    amortization of $1,589,000 and $1,526,000......................................      2,185,000      2,248,000
Deferred income taxes..............................................................      1,643,000      1,643,000
Deposits and other.................................................................        273,000        218,000
                                                                                     -------------  -------------
                                                                                         4,101,000      4,109,000
                                                                                     -------------  -------------
                                                                                     $  61,859,000  $  59,737,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.................................................................  $     344,000  $     624,000
  Other accrued liabilities........................................................      2,008,000      1,302,000
  Current portion of long-term debt................................................        245,000        633,000
                                                                                     -------------  -------------
Total current liabilities..........................................................      2,597,000      2,559,000
                                                                                     -------------  -------------
Long-term debt, less current portion...............................................     35,096,000     33,988,000
                                                                                     -------------  -------------
Shareholders' equity:
  Common stock.....................................................................             --             --
  Paid in capital..................................................................     36,178,000     36,178,000
  Shareholder receivable...........................................................       (461,000)      (461,000)
  Accumulated deficit..............................................................    (11,551,000)   (12,527,000)
                                                                                     -------------  -------------
Total shareholders' equity.........................................................     24,166,000     23,190,000
                                                                                     -------------  -------------
                                                                                     $  61,859,000  $  59,737,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                             MTR GAMING GROUP, INC.

              CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31
                                                                        ------------------------
                                                                           1999         1998
                                                                        -----------  -----------
Revenues
  Video lottery terminals.............................................  $18,916,000  $13,968,000
  Parimutuel commissions..............................................      914,000    1,162,000
  Food, beverage and lodging..........................................    1,809,000    1,338,000
  Other...............................................................      342,000      222,000
                                                                        -----------  -----------
    Total revenues....................................................   21,981,000   16,690,000
                                                                        -----------  -----------
Costs of revenue
  Cost of video lottery terminals.....................................   11,521,000    8,812,000
  Cost of parimutuel commissions......................................    1,217,000    1,437,000
  Cost of food, beverage and lodging..................................    1,793,000    1,251,000
  Cost of other revenues..............................................      284,000      180,000
                                                                        -----------  -----------
    Total cost of revenues............................................   14,815,000   11,680,000
                                                                        -----------  -----------
Gross Profit..........................................................    7,166,000    5,010,000
                                                                        -----------  -----------
Selling, general and administrative expenses:
  Marketing and promotions............................................      840,000      683,000
  General and administrative..........................................    2,782,000    1,635,000
  Depreciation and amortization.......................................    1,024,000      731,000
                                                                        -----------  -----------
    Total selling, general and administrative expenses................    4,646,000    3,049,000
                                                                        -----------  -----------
Operating income......................................................    2,520,000    1,961,000
                                                                        -----------  -----------
Interest income.......................................................       83,000       85,000
Interest expense......................................................   (1,101,000)    (813,000)
Gain (Loss) on sales of operations....................................           --           --
                                                                        -----------  -----------
                                                                         (1,018,000)    (728,000)
                                                                        -----------  -----------
Income before income taxes............................................    1,502,000    1,233,000
Provision for income taxes............................................      525,000      (42,000)
                                                                        -----------  -----------
Net income............................................................  $   977,000  $ 1,275,000
                                                                        -----------  -----------
                                                                        -----------  -----------
Net income per share (basic)
  Pre tax net income..................................................  $      0.07  $      0.06
  Net income after income taxes.......................................  $      0.05  $      0.06
Net income per share (assuming dilution)
  Pre tax net income..................................................  $      0.06  $      0.05
  Net income after income taxes.......................................  $      0.04  $      0.05
Weighted average number of shares outstanding:
  Basic...............................................................   20,896,322   19,941,000
                                                                        -----------  -----------
                                                                        -----------  -----------
  Diluted.............................................................   23,941,022   23,690,000
                                                                        -----------  -----------
                                                                        -----------  -----------

                             MTR GAMING GROUP, INC.

              CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31
                                                                                       ---------------------------
                                                                                           1999           1998
                                                                                       -------------  ------------
Cash flows from operating activities:
  Net income.........................................................................  $     977,000  $  1,275,000
  Adjustments to reconcile net income to net cash provided by operating activities:
    Deferred financing cost amortization.............................................        127,000       115,000
    Depreciation and amortization....................................................      1,024,000       731,000
    Deferred income taxes                                                                    392,000       (33,000)
    Changes in operating assets and liabilities
      Accounts receivable net of allowance...........................................       (160,000)           --
      Notes receivable...............................................................        (81,000)           --
      Other current assets...........................................................       (269,000)      117,000
      Accounts payable and accrued liabilities.......................................        426,000      (446,000)
                                                                                       -------------  ------------
Net cash provided by operating activities............................................      2,436,000     1,759,000
                                                                                       -------------  ------------
Cash flows from investing activities:
  Restricted cash....................................................................         46,000         3,000
  Settlement of prior acquisition costs..............................................       --             --
  Deposits and other.................................................................        (55,000)     (100,000)
  Capital expenditures...............................................................     (4,977,000)     (630,000)
                                                                                       -------------  ------------
Net cash used in investing activities................................................  $  (4,986,000) $   (727,000)
                                                                                       -------------  ------------
Cash flows used in financing activities
  Additional paid in capital.........................................................       --             --
  Loan proceeds......................................................................  $     720,000
                                                                                       -------------  ------------
Cash provided by financing activities................................................        720,000       --
                                                                                       -------------  ------------
NET INCREASE (DECREASE) IN CASH......................................................     (1,830,000)    1,032,000
Cash, Beginning of Period............................................................      9,074,000     7,715,000
                                                                                       -------------  ------------
Cash, End of Period..................................................................  $   7,244,000  $  8,747,000
                                                                                       -------------  ------------
                                                                                       -------------  ------------

                             MTR GAMING GROUP, INC.

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

    The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2--EQUITY TRANSACTIONS

    On February 24, 1999, the Board of Directors, subject to the approval of the Company's shareholders, established the 1999 Stock Incentive Plan (the "1999 Plan"). The terms of the 1999 Plan are substantially identical to those of the Company's 1998 Stock Incentive Plan. The 1999 Plan reserves for issuance up to 800,000 shares of the Company's common stock, of which the Board granted to employees in the aggregate 750,000 non-qualified options to purchase shares of the Company's common stock.

    On February 24, 1999, the Company also granted to employees and consultants outside of the Company's stock option plans options to purchase in the aggregate 135,000 shares of the Company's common stock.

    On February 24, 1999, the Company also granted to employees, pursuant to the Company's 1992 Employee Stock Option Plan, non-qualified options to purchase in the aggregate 250,000 shares of the Company's common stock.

    Also, on February 24, 1999, the Company granted to its independent directors non-qualified options to purchase, in the aggregate, 50,000 shares of the Company's common stock. The options vest in increments of 6,250 options after attendance at meetings of the Board of Directors, audit committee or shareholders.

    All of the options granted on February 24, 1999 are for a term of five years from the date of grant, and except for the grants to the Company's independent directors provide for immediate vesting. All of such options are exercisable at the price of $2.00 per share, the estimated fair market value of the Company's common stock at the date of grant.

NOTE 3--INCOME TAXES

    The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 (Statement 109), Accounting for Income taxes. Under Statement 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income taxes reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. In 1999, there is no value allowance being used by the Company. As of March 31, the Company has federal net operating loss carry forwards of approximately $9,898,000 for federal tax reporting purposes and approximately $4,400,000 for California

                             MTR GAMING GROUP, INC.

NOTE 3--INCOME TAXES (CONTINUED)
reporting purposes, expiring through 2011 and 2002, respectively. The Tax Reform Act of 1986 includes provisions which limit the Federal net operating loss carry forwards available for use in any given year if certain events, including a significant change in stock ownership, occur. The Company and its subsidiaries file a consolidated federal income tax return.

NOTE 4--ACQUISITIONS

    On January 21, 1999, the Company acquired an 18 hole golf course now known as Mountaineer's Woodview Golf Course, including real property, improvements, personal property and equipment, located approximately seven miles form the Company's Mountaineer Race Track and Gaming Resort. The purchase price was $843,000, which was paid by the issuance of a promissory note of $600,000 (interest only at 8% per annum, with all principal due and payable after five years), the assumption of bank debt of $158,000, the assumption of accounts payable of $52,000 and $29,000 cash.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

    This document includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, history of losses, leverage and debt service, gaming regulation, licensing and taxation of gaming operations, lack of Nevada gaming licenses, dependence on key personnel, competition, including competition from legalization of gaming in states near the Company's gaming operations, no dividends, continued losses from horse racing, costs associated with maintenance and expansion of Mountaineer Park's infrastructure to meet the demands attending increased patronage, costs and risks attending construction, expansion of operations, market acceptance of the Company's Nevada Properties and maintenance of "grandfathered" status of those properties, cyclical nature of business, Year 2000 issues, limited public market and liquidity, shares eligible for future sale, impact of anti-takeover measures, the Company's common stock being subject to penny stock regulation and other risks detailed in the Company's Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

    The Company, through wholly owned subsidiaries, owns and operates Mountaineer Racetrack and Gaming Resort ("Mountaineer Park") in Chester, West Virginia, the Ramada Inn and Speedway Casino in North Las Vegas, Nevada (the "Speedway Property"), and the Ramada Inn and Speakeasy Casino in Reno, Nevada (the "Reno Property" or, collectively with the Speedway Property, the "Nevada Properties"). Until the Company obtains the necessary licenses, the casinos at the Nevada Properties have been leased to a non-affiliated licensed casino operator pursuant to leases that are terminable by the Company immediately upon the Company's receipt of the necessary gaming licenses.

    The Company anticipates that Mountaineer Park, particularly video lottery operations conducted pursuant to the West Virginia Racetrack Video Lottery Act (the "Lottery Law"), will continue to be the dominant factor in the Company's financial condition for at least the remainder of the current fiscal year. Ultimately, the profitability of the Speedway and Reno Properties, which the Company acquired in the second quarter of 1998, will be directly related to whether and when the Company obtains all necessary Nevada gaming approvals. The Company filed the necessary license applications on November 12, 1998 and has been advised that the licensing process may take approximately a year to complete and that there can be no assurance that the Company will obtain such licenses.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31,
  1998

    The Company earned revenues for the respective three-month periods in 1999 and 1998 as shown below:

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31
                                                                                            ------------------------
                                                                                               1999         1998
                                                                                            -----------  -----------
OPERATING REVENUES
Video Lottery.............................................................................  $18,916,000  $13,968,000
Parimutuel commissions....................................................................      914,000    1,162,000
Lodging, food & beverage..................................................................    1,809,000    1,338,000
Other Revenue.............................................................................      342,000      222,000
                                                                                            -----------  -----------
    Total Revenues........................................................................  $21,981,000  $16,690,000
                                                                                            -----------  -----------
                                                                                            -----------  -----------

    For the first quarter, the Company's total revenues increased by $5.3 million from 1998 to 1999, an increase of 31.7%. Approximately $4.9 million of the increase was produced by video lottery operations at Mountaineer Park. Mountaineer Park's revenue from parimutuel commissions decreased by $248,000, or 21%; its lodging revenues decreased by $19,000; food and beverage revenues increased by $108,000 or 11% from $998,000 to $1,106,000; and other revenues at Mountaineer Park increased by $104,000 or 47%. Management believes that revenues from all sources at Mountaineer Park were adversely affected by unusually harsh weather conditions during the month of January of 1999 as compared to the relatively mild weather in January of 1998.

    Notwithstanding the effect of the weather on operations during January, management believes that gross revenue increased primarily because of continued advertising activities, the increase to 1,300 Video Slots in January 1999 (compared to 1,000 during the first quarter of 1998) together with a change in law that permitted Mountaineer Park to change the ratio of Video Slots in the Lodge as compared to the racetrack building from 1:1 to 2:1, the introduction of progressive video slot networks, the expansion of the Speakeasy Gaming Saloon during the third quarter of 1998, other enhanced facilities and the contribution of the Nevada Properties.

    The Nevada Properties contributed $398,000 in gross revenue, with $337,000 from lodging, $45,000 from food and beverage, and $16,000 from other revenues in the first quarter of 1999. The Speedway Property was dark during most of the period because of construction, and reopened on March 3, 1999 after the completion of renovations and construction of the 15,600 square foot casino building and parking lots. The Company did not generate any gaming revenue at the Nevada Properties. Upon receiving the necessary licenses, the Company intends to terminate the current leases immediately pursuant to their terms and thereafter to operate gaming at the Nevada Properties.

VIDEO LOTTERY OPERATIONS

    Revenues from video lottery operations increased by 35.4% from $14 million in 1998 to $18.9 million in 1999.

    An amendment of the Lottery Law that became effective in June of 1998 permitted Mountaineer Park to change the ratio of Video Slots located in the Lodge versus the racetrack building from 1:1 to 2:1. Terminals located in the Lodge's Speakeasy Gaming Saloon account for significantly more revenues (e.g., for the three months ended March 31, 1999, average daily net win per Video Slot at the racetrack was $57 (including $0 for days when there was no live racing), compared to $223 earned on the Lodge-based Video Slots). To capitalize on the change in law, the Company constructed a 12,000 square foot addition to the Lodge's Speakeasy Gaming Saloon, obtained regulatory approval to increase the total number of Video Slots from 1,000 to 1,200 (by leasing 200 new "nickel" machines), and placed 800 Video Slots in the Lodge and 400 in the racetrack building (as of July 2, 1998). With the expansion of the Speakeasy, Mountaineer Park also doubled the size of Big Al's Deli and added additional bar and entertainment facilities. In December of 1998, the Company leased 100 more Video Slots (62 in the Speakeasy and 38 in the racetrack building) from a third manufacturer to initiate four progressive Video Slot banks. These machines were put into play during the month of January 1999 but due to technical difficulties were not functioning continuously. These changes, together with the Company's advertising campaign are primarily responsible for the dramatic increase in revenue. Management also believes that the introduction of variety in Mountaineer Park's Video Slots--in terms of both manufacturers and types of games (nickel--based as well as quarter-based) contributed to the increased patronage. Previously, only one manufacturer had been authorized to provide Video Slots in West Virginia.

    During the 1999 period, net win per Video Slot per day was $163 with approximately 1,300 Video Slots in operation compared to $155 during the first quarter of 1988 with 1,000 Video Slots in operation.

    A summary of the video lottery gross winnings less patron payouts ("net win") for the three months ended March 31, 1999 and 1998 is as follows:

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31
                                                                                            ------------------------
                                                                                               1999         1998
                                                                                            -----------  -----------
Total gross wagers........................................................................  $66,520,000  $49,588,000
Less patron payouts.......................................................................  (47,604,000) (35,620,000)
                                                                                            -----------  -----------
Revenues--video lottery operations........................................................  $18,916,000  $13,968,000
                                                                                            -----------  -----------
                                                                                            -----------  -----------
Average daily net win per terminal........................................................  $       163  $       155
                                                                                            -----------  -----------
                                                                                            -----------  -----------

    In April of 1999, the Lottery Law was amended with respect to the type of machines that are allowed. Effective June 11, 1999, Mountaineer Park will be permitted to operate slot machines that pay out winnings in coins or tokens, instead of paper tickets, and that utilize symbols on mechanical rolling drums instead of video images. The amendment thus authorizes Las Vegas-style slot machines.

    The Company plans to install approximately 450 new coin drop, mechanical reel slots at its Mountaineer Park in August (or as soon thereafter as testing of coin drop machines can be concluded). The Company will convert additional machines to coin drop as player preference dictates. Conversion of a video slot to coin drop costs approximately $1,100 per machine. As part of the conversion to coin drop machines, the Company also intends to increase the total number of gaming machines to 1,355 for which the Company has already obtained regulatory approval.

    The Company expects video lottery revenue from Mountaineer Park to increase upon the implementation of coin drop, mechanical reel slot machines.

PARIMUTUEL COMMISSIONS

    Parimutuel commissions revenue is a function of wagering handle, which means the total amount wagered without regard to predetermined deductions, with a higher commission earned on a more exotic wager, such as a trifecta, than on a single horse wager, such as a win, place or show bet. In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The total wagering handle is composed of the amounts wagered by each individual according to the wagering activity. The total amounts wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a "take-out" or gross commission, from which the racetrack pays state and county taxes and racing purses. The Company's parimutuel commission rates are fixed as a percentage of the total wagering handle or total amounts wagered.

    Mountaineer's parimutuel commissions for the three months ended March 31, 1999 and 1998 are summarized below:

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31
                                                                 -----------------------------
                                                                      1999           1998
                                                                 --------------  -------------
Simulcast racing parimutuel handle.............................  $    4,798,000  $   5,686,000
Live racing parimutuel handle..................................       3,546,000      4,906,000
Less patrons' winning tickets..................................       (6,604000)    (8,375,000)
                                                                 --------------  -------------
                                                                      1,740,000      2,217,000
Less
State and county parimutuel tax................................        (107,000)      (125,000)
Purses and Horsemen's Association..............................        (719,000)      (930,000)
                                                                 --------------  -------------
Revenues--parimutuel commissions...............................  $      914,000  $   1,162,000
                                                                 --------------  -------------
                                                                 --------------  -------------

    Simulcast handle in the first three months of 1999 decreased 15.6% to $4.8 million in comparison to the same period in 1998. Live racing handle decreased by 27.7% from $4.9 million in 1998 to $3.5 million in 1999. Total revenues for parimutuel commissions for the first quarter of 1999 decreased 21.3% in comparison to the same period in 1998. These decreases resulted from a 19% decrease in the number of live racing days in 1998. In the first two weeks of January 1999, the northern panhandle of West Virginia and the surrounding areas encountered numerous ice storms that caused the cancellation of live racing. As a result, Mountaineer Park completed 42 of the annually required 210 days in the first quarter of 1999 compared to 52 days in 1998. The 10 days of cancelled racing will be made up during the second and third quarters of 1999.

    Mountaineer paid average daily live purses of $71,800 in the first three months of 1999, a 36% increase over the $52,900 average for the corresponding period of 1998. Management does not expect results from racing operations to improve materially, despite larger daily purses, stakes races, better horses and reduced costs, unless and until Mountaineer Park also commences export simulcasting. Export simulcasting would not only create a new source of revenue but the anticipated related increase in gross dollars wagered on the Mountaineer Park's live races should also generate increases in live handle (as a greater and more diverse pool lessens the impact a particular wager will have on the pay-off odds). The commencement of export simulcasting would involve substantial capital improvements, and Management continues to study the most cost effective manner to implement export simulcasting. No assurances can be given, however, that the Company will successfully commence export simulcasting or that the anticipated results will be realized. See "Parimutuel Commissions Operating Costs".

FOOD, BEVERAGE AND LODGING OPERATIONS

    Food, beverage and lodging revenues accounted for a combined revenue increase of 35.2% to $1,809,000 for the three months ended March 31, 1999 compared to $1,338,000 during the first quarter of 1998. Restaurant, bar and concession facilities produced $153,000 of the revenue increase, which is a 15% increase over the first three months of 1998. Lodging revenues increased $318,000 for a 94% increase over the same period in 1998. Of the increase in lodging revenues, $337,000 can be attributed to the two Nevada Properties acquired in May of 1998. Food and beverage operations accounted for 64% of these revenues for the first quarter of 1999 compared to 75% for the same period in 1998. This variance is attributable to the Nevada Properties. For the first quarter of 1999, $45,000 or 12% of the $382,000 of revenues for this profit center in Nevada were generated from food and beverage. Now that both properties are open and limited gaming is available to our patrons, the revenues from these two properties should increase. Management believes that increased revenues from food and beverage resulted primarily from enhanced video lottery facilities and related advertising, which in turn led to increase consumption of food and beverages by the Company's patrons. The $19,000 decrease in lodging revenues for Mountaineer Park can be attributed to the inclement weather experienced in January of 1999.

OTHER OPERATING REVENUES

    Other sources of revenues increased by $120,000 to $342,000 for the three months ended March 31, 1999 compared to the same period in 1998. Other operating revenues are primarily derived from the sale of programs, parking, admission fees, check cashing and ATM services. The increase in ATM service fees, a new service instituted in July of 1998, was $58,000 for the first quarter of 1999. Check cashing fees increased from 1998 by $35,000 to $84,000 in 1999. While these activities are non-core business activities, Management believes that they are necessary to attract gaming patrons.

OPERATING COSTS

    Mountaineer Park's 31.7% increase in revenues resulted in higher total costs, as directly related expenses increased by 26.8% to $14.8 million in the first quarter of 1999 compared to the same period in 1998. Approximately $2.7 million of the $3.1 million increase in operating costs is attributable to the video lottery operations, which includes applicable state taxes and fees. The 31.7% increase in revenue was also accompanied by a 23% increase in marketing and promotions costs. General and administrative expenses increased by 70%, and costs of parimutuel operations declined by $220,000 or 15%. Operating costs of the Company's lodging, food and beverage operations increased by $542,000 or 43% to $1.8 million in the first three months of 1999, of which $342,000 is attributable to the Nevada Properties. Interest expense increased by $288,000 or 35%.

    Operating costs and gross profit earned from operations for the three months ended March 31, 1999 and 1998 are as follows:

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31
                                                                                            ------------------------
                                                                                               1999         1998
                                                                                            -----------  -----------
Operating Costs:
Video lottery operations..................................................................  $11,521,000  $ 8,812,000
Pari-mutuel commissions...................................................................    1,217,000    1,437,000
Lodging, food and beverage................................................................    1,793,000    1,251,000
Other revenues............................................................................      284,000      180,000
                                                                                            -----------  -----------
    Total Operating Costs.................................................................  $14,815,000  $11,680,000
                                                                                            -----------  -----------
                                                                                            -----------  -----------
Gross Profit (Loss)
Video lottery operations..................................................................  $ 7,395,000  $ 5,156,000
Pari-mutuel commissions...................................................................     (303,000)    (275,000)
Lodging, food and beverage................................................................       16,000       87,000
Other revenues............................................................................       58,000       42,000
                                                                                            -----------  -----------
    Total Gross Profit....................................................................  $ 7,166,000  $ 5,010,000
                                                                                            -----------  -----------
                                                                                            -----------  -----------

VIDEO LOTTERY OPERATIONS

    Costs of video lottery operations increased by $2.7 million, or 31%, to $11.5 million for the three months ended March 31, 1999, reflecting the increase in statutory expenses directly related to the 35.4% increase in video lottery revenues. Such expenses accounted for $2,672,000 of the total cost increase.

    After payment of a State Administrative Fee of up to 4% of revenues, Mountaineer is obligated to make payments from the remaining video lottery revenues to certain funds administered by the West Virginia Lottery Commission as follows: State Tax 30%, Horsemen's Purse Fund 15.5%, Tourism Promotion 3%, Hancock County Tax 2%, Stakes Races 1%, Veteran Memorial 1% and Employee Pension Fund 0.5%. Assessments paid to the Employee Pension Fund are returned by the Lottery Commission to a defined contribution pension plan administered by Mountaineer Park, Inc. for the sole benefit of

Mountaineer Park, Inc. employees. Assessments paid to the Horsemen's Purse Fund are returned by the Lottery Commission to bank accounts administered by Mountaineer Park for the sole benefit of horse owners who race at Mountaineer Park. These funds are used exclusively to pay purses for thoroughbred races run at Mountaineer Park, in amounts determined by Mountaineer Park in accordance with its agreement with the Horsemen's Benevolent and Protective Association. Taxes and assessments paid to all of these funds are included in "Costs of Video Lottery Terminals" in the Consolidated Statements of Operations. Statutory costs and assessments, including the State Administrative Fee, for the respective three-month periods are as follows:

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31
                                                                   ---------------------------
                                                                       1999           1998
                                                                   -------------  ------------
Employees Pension Fund...........................................  $      93,000  $     68,000
Horsemen's Purse Fund............................................      2,888,000     2,078,000
                                                                   -------------  ------------
    SUBTOTAL.....................................................  $   2,981,000  $  2,146,000

State of West Virginia...........................................      6,053,000     4,582,000
Tourism Promotion Fund...........................................        559,000       402,000
Hancock County...................................................        373,000       268,000
Stakes Races.....................................................        186,000       134,000
Veteran's Memorial...............................................        186,000       134,000
                                                                   -------------  ------------
                                                                   $  10,338,000  $  7,666,000
                                                                   -------------  ------------
                                                                   -------------  ------------

    The remaining significant expense incurred by video lottery operations consists of VLT lease expense ($601,000 in the first quarter of 1999 compared to $355,000 in 1998). This increase in lease expense is due to the additional 200 machines installed in July and 100 in December of 1998. Direct and indirect wages and employee benefits increased by $63,000 to $387,000 for the first three months of 1999, due to the cost of added personnel in order to service higher levels of patron play and numbers of patrons. Utilities and other administrative expenses for the VLT department decreased by $195,000 to $79,000 in the first quarter of 1999, due to change in allocation methodology.

PARIMUTUEL COMMISSIONS

    Costs (the individual components of which are detailed below) of parimutuel commissions decreased by $220,000 or 15%, from $1.4 million in the first quarter of 1998 to $1.2 million in the first quarter of 1999. One of the primary reasons for this decrease was the reduction in the number of live racing days from 52 to
42. Purse expense (consisting of statutorily determined percentages of live racing handle) decreased by 34% or $181,000 to $345,000 in the first quarter of 1999, which is consistent with the decrease in live handle. In connection with simulcasting race operations, contractual fees paid to host tracks and additional statutorily determined percentages of simulcast commissions contributed to the purse fund for live racing decreased by $59,000 to $587,000 in the first quarter of 1999 (compared to $646,000 during the first quarter of 1998), which is consistent with the decrease in simulcasting wagering. Parimutuel commissions revenue is reported net of these expenses in the Consolidated Statement of Operations.

    Totalistator and other lease expenses increased by $15,000 to approximately $143,000 in the first quarter of 1999 despite the reduction in live race days, due to increases in the cost of leasing such equipment. Wages and benefits relating to the Company's racing operations were reduced by $188,000 to $476,000 for the first three months of 1999. Utilities and outside services increased by $43,000 or 25% to $217,000 in the first quarter of 1999.

FOOD, BEVERAGE AND LODGING OPERATIONS

    Operating costs of the Company's lodging, food and beverage operations increased by $542,000 or 43% to $1.8 million in the first three months of 1999. Of this amount, $342,000 is attributable to the Nevada Properties ($243,000 for lodging costs and $99,000 for food and beverage costs). Of the remaining total costs of $1.4 million, which are attributable to Mountaineer Park, $1.1 million relates to food and beverage costs and $337,000 relates to costs of lodging.

    The $1.1 million in food and beverage operating costs at Mountaineer Park represents a 38% increase compared to the first quarter of 1998. This $307,000 increase resulted from increased purchasing in anticipation of increased patron volume, increased cost of utilities and waste disposal ($96,000), and direct labor and employee benefits costs ($140,000). Apart from costs associated with food spoilage and overstaffing during January (resulting from the inclement weather), the increased costs are generally in line with increased revenues from greater patronage during February and March. Mountaineer Park's $337,000 in operating costs from lodging for the first quarter of 1999 represents a $103,000 decrease from the 1998 period. Salaries and employee benefits related to lodging as well as costs of supplies declined because of decreased hotel stays during January--again due to the weather.

COSTS OF OTHER OPERATING REVENUES

    Cost of other revenues increased by $104,000 or 58% from $180,000 for the three months ended March 31, 1998 to $284,000 for the three months ended March 31, 1999. This increase is consistent with the increase in other revenues.

MARKETING AND PROMOTIONS EXPENSE

    Marketing expenses at the Company's Mountaineer Park operation increased 23% from $683,000 for the first quarter of 1998 to $840,000 for the same period in 1999. Management continues an aggressive regional marketing campaign centered on its 30-minute infomercial broadcasts throughout portions of a two-hour driving radius of Mountaineer Park. In the first quarter of 1999, Mountaineer Park was awarded a state grant in the amount of $133,000 in advertising matching funds. An additional grant for the same amount is anticipated in the third quarter of 1999. The increase in marketing costs was also due to the production and broadcast of Mountaineer Park's new infomercial and increases in direct mail advertising.

GENERAL AND ADMINISTRATIVE AND INTEREST EXPENSES

    General and administrative expense for the periods being compared increased by $1,147,000 or 70% from $1,635,000 to $2,782,000. The reason for the increase in general and administrative costs was twofold. First, with respect to operations, the increases are due primarily to (1) a 100% increase in costs of security as well as increases in maintenance and housekeeping staff to accommodate Mountaineer Park's larger crowds; (2) the third quarter 1998 addition of both internal audit/control and management information systems departments at Mountaineer Park; (3) additional general and administrative costs of $315,000 generated by the Nevada Properties; and (4) costs and fees associated with pursuit of Nevada gaming licenses (approximately $57,000).

    Second, with respect to implementation of the Company's business strategy to acquire other middle-market, lower priced (ranging from approximately $5 million to $50 million) gaming and/or parimutuel businesses, the Company incurred increased professional fees and travel expenses related to evaluating acquisition and financing opportunities (totaling approximately $330,000).

    In the first quarter of 1999, the Company incurred $1,101,000 of interest expense compared to $813,000 in the first quarter of 1998. The increased interest expense is attributable to the Company's increased borrowings pursuant to the April 30, 1998 Third Amended and Restated Term Loan Agreement to finance the acquisition of the Nevada Properties. In the first quarter of 1998, interest expense included

$115,000 of amortization of loan fees incurred in connection with the July 2, 1997 Second Amended and Restated Term Loan Agreement. The loan fees were fully amortized in June of 1998 and are no longer reflected in interest expense.

DEPRECIATION AND AMORTIZATION EXPENSE

    Depreciation and amortization expenses increased by 40%, or $293,000, to $1,024,000 for the three months ended March 31, 1999. This increase reflects the increased capitalization of improvements completed at Mountaineer Park, such as the 12,000 square foot addition to the Speakeasy Gaming Saloon, and the acquisition of the Nevada Properties. Depreciation for the Nevada Properties was $223,000 for the first quarter of 1999.

CASH FLOWS

    The Company's operations produced $2,436,000 in cash flow in the three months ended March 31, 1999, compared to $1,759,000 produced in the first three months of 1998. Current year non-cash expenses included $1,024,000 of depreciation and amortization and $127,000 for the amortization of deferred financing costs.

    The Company invested $2.1 million in capital improvements for the West Virginia property in the first quarter of 1999 versus $630,000 in 1998. The Company also invested $2.6 million in capital assets related to the Nevada Properties.

LIQUIDITY AND SOURCES OF CAPITAL

    The Company's working capital balance as of March 31, 1999 was $10,452,000 and its unrestricted cash balance was $7,244,000. Racing purses are paid from funds contributed by the Company to bank accounts owned by the horse owners who race at Mountaineer Park. At March 31, 1999, the balances in these accounts exceeded purse obligations by $1.4 million; this amount is available for payment of future purse obligations at the discretion of the Company and in accordance with the terms of its agreement with the HBPA.

    LONG-TERM DEBT AND LINE OF CREDIT REFINANCING. Effective July 2, 1997, Mountaineer and the Company amended and restated the July 2, 1996 Term Loan Agreement, which had been previously amended and restated as of December 10, 1996. The December 10, 1996 Amended Term Loan Agreement reflected an increase in the amount borrowed from $5 million to $16.1 million, established a $5,376,500 line of credit, and converted the lender's position from second to first trust holder.

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

    As consideration for the lender's entering into the Second Amended Term Loan Agreement, Mountaineer Park (i) paid a one time fee of approximately $1.8 million or 8.5% of the total amount borrowed; (ii) agreed to pay interest at the rate of 13% (compared to 12% on the $16.1 million term loan and 15% on the $5.4 million line of credit under the Amended Term Loan Agreement); and (iii) agreed to pay a call premium equal to 5% in the event of prepayment during the first year of the term, declining to 3% during the second year, 2% in the third year and 1% in the final year. On July 4, 1999, the call premium will reduce to 2%.

    The Company, as guarantor, entered into the Third Amended and Restated Term Loan Agreement, dated as of April 30, 1998, by and among Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc. and Madeleine LLC in order to finance the acquisition of the Nevada Properties, which was consummated on May 5, 1998. This increased the loan amount to $33,391,500.

    The loan amendment also provides a construction line of credit of up to $1.7 million for the Speedway Property and increases Mountaineer Park's line of credit by $5 million (up to $1.5 million of which may be used for improvements at the Nevada Properties). At March 31, 1999, the Company had not drawn against the lines of credit, except for $150,000 in payment of fees associated with the increase of Mountaineer Park's credit line. The loans, as well as any draws against the lines of credit, continue to be for a term ending July 2, 2001 with monthly payments of interest only at the rate of 13% per year with all of the assets of Mountaineer Park and now Speakeasy Las Vegas and Speakeasy Reno, and are unconditionally guaranteed by the Company. The call premium applicable to prepayment of the loans, however, does not apply to the $11.8 million borrowed for the acquisitions or draws on the $1.7 million Speedway construction line of credit.

    CAPITAL IMPROVEMENTS. The Company is contemplating significant further expansion of its Mountaineer Park facility including approximately doubling its hotel room capacity and constructing a regional convention center, most likely to commence in late 1999 or early 2000. The Company is also considering the development of a championship golf course. The Company may separately finance any construction activities that it executes of this magnitude. Capital improvements of a near-term nature include numerous smaller renovations, such as renovations to the concession stands and the development of a gaming area in the lower grandstand. This new gaming area will house coin drop machines and include a bar and food court.

    The Company does not intend, however, to implement its expansion plans until Hancock County commences construction of a new sewer facility to service Mountaineer Park's growing needs. To that end, on December 30, 1998, Mountaineer Park and the Hancock County Public Service District (the "District") executed a Sewer Facilities User Agreement which pursuant to which the District agreed to construct the sewer facility. Notwithstanding the fact that the agreement's recitals stated that the District was authorized and empowered to acquire, construct, maintain and improve the sewage treatment and disposal system, the Company has recently learned that the District had not obtained a necessary State approval. Whereas the District had believed it could complete the project by December of 1999, it now believes that the approval process will delay completion until approximately June of 2000. Costs of waste disposal will likewise remain higher until the project is completed.

    On October 7, 1997, Mountaineer entered into an agreement by which it obtained an exclusive option to purchase 349 acres of real property located adjacent to its Hancock County, West Virginia operation. Mountaineer paid $100,000 in exchange for an irrevocable option to purchase the property for $600,000 before October 1, 1998, with payment to be made in the form of a $200,000 cash payment at closing and a $400,000 term note bearing interest at 9% payable over five years. The Company has extended this option until October 1, 1999 and intends to exercise it to purchase substantially all such 349 acres.

    On January 21, 1999, the Company purchased the 168-acre Mountaineer's Woodview Golf Course in New Cumberland, West Virginia. The purchase price of the course was $843,000, primarily for a note and assumption of debt. The Company plans to spend approximately $600,000 in 1999 renovating and improving the course and clubhouse and acquiring golf course maintenance equipment.

    Management believes that except as set forth above, its cash balances, cash flow from operations, and available lines of credit will be sufficient to cover contemplated capital improvements.

OUTSTANDING OPTIONS AND WARRANTS

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

    As of March 31, 1999, there were outstanding options and warrants to purchase 8,380,867 shares of the Company's common stock. Of this amount, warrants to purchase 1,757,813 shares are held by the Company's lender whose exercise rights are subject to a statutory ownership limitation not to exceed 5% of the Company's outstanding voting shares without prior approval of the West Virginia Lottery Commission. All but 70,000 of such shares are either subject to registration rights or have been included in registration statements that the Company has filed with the Securities and Exchange Commission and which have been declared effective. If all such options and warrants were exercised, the Company would receive proceeds of approximately $13.8 million.

    DEFERRED INCOME TAX BENEFIT. Management believes that the substantial and steady revenue increases earned in the past three years will continue, and ultimately occur in amounts which will allow the Company to utilize its $9.9 million federal net operating loss tax carry forwards, although there are no assurances that sufficient income will be earned in future years to do so. The utilization of federal net operating losses may be subject to certain limitations.

COMMITMENTS AND CONTINGENCIES

    The Company has various commitments including those under various consulting agreements, operating leases, and the Company's pension plan and union contract. The Company has also entered into new employment agreements with certain employees for periods ranging from one to five years. Compensation under the employment agreements consists of cash payments and stock option commitments, and in some cases commitments to fund deferred compensation plans. The Company anticipates cash payments in the amount of $2.2 million over the next three years under the employment agreements. The Company believes that it has the ability to meet all of its obligations under the employment agreements. In addition, the Company is faced with certain contingencies involving litigation and environmental remediation. Although there can be no assurance, the Company believes that cash generated from operations and available lines of credit will be sufficient to meet all of the Company's currently anticipated commitments and contingencies.

YEAR 2000

    The Company has analyzed Year 2000 issues with its computer and software advisors and has assessed the impact of Year 2000 issues on the Company's operations. Manufacturer's documentation of Year 2000 compliance has been reviewed during this assessment. All information technology items, both software and hardware, are Year 2000 compliant except for one software package being used by the Video Lottery Department. The one software package that is not compliant is IGT's SAMS 3 System. This system is the central communication package that allows communication between the video lottery terminals on site and the Lottery Commission's software in Charleston, WV.

    There are two alternatives to correct this problem. One modification that is available is to upgrade the SAMS 3 System by utilizing what is known as a SAS bridge, which is a casino standard protocol that is Y2K compliant. The testing for approval of this SAS bridge is anticipated to commence in May of 1999. If it is approved, the new software could be in place by July 1999. The second alternative, which would have to be agreed upon by all four of the State's racetracks, would be to replace the current SAMS system with another system that is Y2K compliant. Such systems are available and requests for bids have gone out to vendors to select a suitable replacement. The cost of the replacement system may range from $750,000 to $1 million per track. However, such a replacement system would accommodate other enhancements, such as automated player tracking and state-of-the-art local and wide area progressive networks. The final determination of which solution to use has not yet been made.

    A non-information technology system that was not in Year 2000 compliance was Mountaineer Park's telephone system. This phone system was also no longer sufficient to meet the Company's needs in any event. A new, Y2K compliant system was installed in January of 1999 at a cost of approximately $320,000. Other software and hardware replacements completed in 1999 involved scheduled updating of systems and were not accelerated due to the Year 2000 issue. The Company believes that all of its other non-information systems are Year 2000 compliant. The Company believes that there are currently no other material Year 2000 issues to be disclosed.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company holds no material market risk sensitive financial instruments or interest therein, and held none at March 31, 1999. The Company's loans, payables, or receivables to or from others (including loans, payables or receivables to or from its subsidiaries or joint ventures) and the interest thereon, are all expressed as dollar obligations and payable in dollars.

                                    PART II

                               OTHER INFORMATION

ITEM 1.--LEGAL PROCEEDINGS

    There is incorporated by reference the information appearing under the caption "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 2.--CHANGES IN SECURITIES

    Not applicable

ITEM 3.--DEFAULTS UPON SENIOR SECURITIES

    Not Applicable

ITEM 4.--SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    Not Applicable

ITEM 5.--OTHER INFORMATION

    Not Applicable

ITEM 6.--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       3.1   Articles of Incorporation, as amended (1)

       3.2   Amended and Restated Articles of Incorporation, filed as of October 18,
             1996 (2)

       3.3   Amended Bylaws of the Company (3)

      10.1   Amendment No. 1 to Exclusive Space Lease Agreement between the Company and
             Dynasty Games Distributing (4)

      10.2   Amendment No. 1 to Exclusive Space Lease Agreement between the Company and
             Dynasty Games Distributing (for Reno Property) (4)

      27.1   Financial Data Schedule (4)

------------------------

(1) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(2) Incorporated by reference from the Company's Current Report on Form 8-K dated October 18, 1996, filed November 1, 1996.

(3) Incorporated by reference from the Company's Current Report on Form 8-K dated and filed on February 20, 1998.

(4) Filed herewith.

    (b) Reports on Form 10-K

    The Company did not file any reports on Form 10-K during the three months ended March 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1933, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              MTR GAMING GROUP, INC.

Date: May 17, 1999            By:  /s/ EDSON R. ARNEAULT
                                   ------------------------------
                                   Edson R. Arneault
                                   CHAIRMAN, PRESIDENT, AND
                                   CHIEF FINANCIAL OFFICER