Form 10-Q
period 1999-06-30
MTR GAMING GROUP INC
filed 1999-08-16
CIK 834162

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                        COMMON STOCK, $.00001 PAR VALUE
                                     Class

                                   20,919,022
                         Outstanding at August 11, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             MTR GAMING GROUP, INC.
                              INDEX FOR FORM 10-Q

SECTION                                                                                                        PAGE
-----------------------------------------------------------------------------------------------------------  ---------

PART I FINANCIAL INFORMATION

Item 1--Financial Statements...............................................................................          3

Condensed and Consolidated Balance Sheets at June 30, 1999 and December 31, 1998...........................          3

Condensed and Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 1999
  and 1998.................................................................................................          4

Condensed and Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998........          5

Notes to Condensed and Consolidated Financial Statements...................................................          6

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations..............          8

Item 3--Quantitative and Qualitative Disclosures about Market Risk.........................................         23

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

Item 3--Defaults upon Senior Securities....................................................................       II-1

Item 4--Submission of Matters to a Vote of Securities Holders..............................................       II-1

Item 5--Other Information..................................................................................       II-1

Item 6--Exhibits and Reports on Form 8-K...................................................................       II-1

SIGNATURE PAGE

                                     PART 1

                             FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                             MTR GAMING GROUP, INC.

                    CONDENSED AND CONSOLIDATED BALANCE SHEET

                                                                                        JUNE 30        DEC. 31
                                                                                         1999           1998
                                                                                     -------------  -------------
                                                     ASSETS

Current Assets
  Cash and cash equivalents........................................................  $   9,094,000  $   9,074,000
  Restricted cash..................................................................        464,000        239,000
  Accounts receivable net of allowance for doubtful accounts of $141,000 and
    $138,000.......................................................................      1,762,000      1,041,000
Interest Receivable................................................................         26,000              0
Deferred financing costs...........................................................      1,004,000      1,259,000
  Deferred income taxes............................................................      2,405,000      2,417,000
  Other current assets.............................................................      1,259,000        986,000
                                                                                     -------------  -------------
Total current assets...............................................................     16,014,000     15,016,000
                                                                                     -------------  -------------
Property:
  Land.............................................................................      5,326,000      4,317,000
  Building.........................................................................     32,231,000     27,204,000
  Equipment and automobiles........................................................     11,843,000      9,536,000
  Furniture and fixtures...........................................................      6,116,000      5,923,000
  Construction in progress.........................................................      2,678,000      3,244,000
                                                                                     -------------  -------------
                                                                                        58,194,000     50,224,000
                                                                                     -------------  -------------
  Less accumulated depreciation....................................................    (12,116,000)    (9,945,000)
                                                                                     -------------  -------------
                                                                                        46,078,000     40,279,000
                                                                                     -------------  -------------
Note receivable....................................................................        414,000        333,000
                                                                                     -------------  -------------
Other assets:
  Excess of cost of investments over net assets acquired, net of accumulated
    amortization of $1,652,000 and $1,526,000......................................      2,122,000      2,248,000
  Deferred income taxes............................................................      1,643,000
                                                                                     -------------  -------------
  Deposits and other...............................................................        325,000        218,000
                                                                                     -------------  -------------
                                                                                         2,447,000      4,109,000
                                                                                     -------------  -------------
                                                                                     $  64,953,000  $  59,737,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.................................................................  $     514,000  $     624,000
  Other accrued liabilities........................................................      2,380,000      1,302,000
  Current portion of long-term debt................................................        495,000        633,000
                                                                                     -------------  -------------
Total current liabilities..........................................................      3,389,000      2,559,000
                                                                                     -------------  -------------
Long-term debt, less current portion...............................................     35,140,000     33,988,000
                                                                                     -------------  -------------
Shareholders' equity:
  Common Stock.....................................................................             --             --
  Paid in capital..................................................................  $  36,178,000  $  36,178,000
  Shareholder receivable...........................................................       (461,000)      (461,000)
                                                                                     -------------  -------------
  Accumulated deficit..............................................................     (9,293,000)   (12,527,000)
                                                                                     -------------  -------------
Total shareholders' equity.........................................................     26,424,000     23,190,000
                                                                                     -------------  -------------
                                                                                     $  64,953,000  $  59,737,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                             MTR GAMING GROUP, INC.

              CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   JUNE 30                 JUNE 30
                                            ----------------------  ----------------------
                                               1999        1998        1999        1998
                                            ----------  ----------  ----------  ----------
Revenues
  Video lottery terminals.................  $23,433,000 $15,505,000 $42,349,000 $29,473,000
  Parimutuel commissions..................   1,280,000   1,199,000   2,194,000   2,361,000
  Food, beverage and lodging..............   2,682,000   1,802,000   4,491,000   3,140,000
  Other...................................     905,000     420,000   1,247,000     642,000
                                            ----------  ----------  ----------  ----------
    Total revenues........................  28,300,000  18,926,000  50,281,000  35,616,000
                                            ----------  ----------  ----------  ----------
Costs of revenue
  Cost of video lottery terminals.........  13,345,000   9,040,000  24,866,000  17,852,000
  Cost of parimutuel commissions..........   1,479,000   1,252,000   2,696,000   2,689,000
  Cost of food, beverage and lodging......   2,391,000   1,304,000   4,184,000   2,555,000
  Cost of other revenues..................     584,000      49,000     868,000     229,000
                                            ----------  ----------  ----------  ----------
    Total cost of revenues................  17,799,000  11,645,000  32,614,000  23,325,000
                                            ----------  ----------  ----------  ----------
Gross Profit..............................  10,501,000   7,281,000  17,667,000  12,291,000
                                            ----------  ----------  ----------  ----------
Selling, general and administrative
  expenses:
  Marketing and promotions................   1,234,000   1,103,000   2,074,000   1,786,000
  General and administrative..............   3,349,000   2,617,000   6,131,000   4,252,000
  Depreciation and amortization...........   1,274,000     829,000   2,298,000   1,560,000
                                            ----------  ----------  ----------  ----------
    Total selling, general and
      administrative expenses.............   5,857,000   4,549,000  10,503,000   7,598,000
                                            ----------  ----------  ----------  ----------
Operating income..........................   4,644,000   2,732,000   7,164,000   4,693,000
                                            ----------  ----------  ----------  ----------
Interest income...........................      73,000      98,000     156,000     183,000
Interest expense..........................  (1,245,000) (1,009,000) (2,346,000) (1,822,000)
                                            ----------  ----------  ----------  ----------
                                            (1,172,000)   (911,000) (2,190,000) (1,639,000)
                                            ----------  ----------  ----------  ----------
Income before income taxes................   3,472,000   1,821,000   4,974,000   3,054,000
Provision for income taxes................   1,215,000      (8,000)  1,740,000     (50,000)
                                            ----------  ----------  ----------  ----------
Net income................................  $2,257,000  $1,829,000  $3,234,000  $3,104,000
                                            ----------  ----------  ----------  ----------
                                            ----------  ----------  ----------  ----------
Net income per share (basic)
  Pre tax net income......................  $     0.17  $     0.09  $     0.24  $     0.15
  Net income after income tax.............  $     0.11  $     0.09  $     0.15  $     0.16
Net income per share (assuming dilution)
  Pre tax net income......................  $     0.14  $     0.07  $     0.20  $     0.13
  Net income after income taxes...........  $     0.09  $     0.07  $     0.13  $     0.13
Weighted average number of shares
  outstanding:
  Basic...................................  20,896,322  19,990,890  20,896,322  19,975,000
                                            ----------  ----------  ----------  ----------
                                            ----------  ----------  ----------  ----------
  Diluted.................................  24,926,390  24,442,404  24,503,226  24,126,306
                                            ----------  ----------  ----------  ----------
                                            ----------  ----------  ----------  ----------

                             MTR GAMING GROUP, INC.

              CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30
                                                                     ----------------------
                                                                       1999        1998
                                                                     ---------  -----------
Cash flows from operating activities:
  Net income.......................................................  $3,234,000   3,104,000
  Adjustments to reconcile net income to net cash provided by operating activities:
    Deferred financing cost amortization...........................    255,000      231,000
    Depreciation and amortization..................................  2,298,000    1,553,000
    Deferred income taxes..........................................  1,655,000      (33,000)
    Changes in operating assets and liabilities
      Accounts receivable net of allowance.........................   (721,000)    (485,000)
      Other current assets.........................................   (300,000)      45,000
      Accounts payable and accrued liabilities.....................    968,000     (351,000)
                                                                     ---------  -----------
Net cash provided by operating activities..........................  7,389,000    4,064,000
                                                                     ---------  -----------
Cash flows from investing activities:
    Restricted cash................................................   (225,000)      (8,000)
    Net assets from discontinued activities........................          0       12,000
    Deposits and other.............................................   (188,000)    (385,000)
    Capital expenditures...........................................  (7,970,000) (15,276,000)
                                                                     ---------  -----------
Net cash used in investing activities..............................  (8,383,000) (15,657,000)
                                                                     ---------  -----------
Cash flows used in financing activities
    Loan proceeds..................................................  1,014,000   11,875,000
                                                                     ---------  -----------
Cash provided by financing activities..............................  1,014,000   11,875,000
NET INCREASE (DECREASE) IN CASH....................................     20,000      282,000
Cash, Beginning of Period..........................................  9,074,000    7,715,000
                                                                     ---------  -----------
Cash, End of Period................................................  9,094,000    7,997,000
                                                                     ---------  -----------
                                                                     ---------  -----------

                             MTR GAMING GROUP, INC

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

    The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

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

NOTE 3--INCOME TAXES

    The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 (Statement 109), Accounting for Income taxes. Under Statement 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income taxes reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. The Company's deferred taxes have been reduced by $1,655,000 to reflect the tax consequences of the first half's income. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. In 1999, there is no value allowance being used by the Company. As of June 30, the Company has federal net operating loss

                             MTR GAMING GROUP, INC

NOTE 3--INCOME TAXES (CONTINUED)
carry forwards of approximately $6,426,000 for federal tax reporting purposes and approximately $4,400,000 for California reporting purposes, expiring through 2011 and 2002, respectively. The Tax Reform Act of 1986 includes provisions which limit the Federal net operating loss carry forwards available for use in any given year if certain events, including a significant change in stock ownership, occur. The Company and its subsidiaries file a consolidated federal income tax return.

NOTE 4--ACQUISITIONS

    On January 21, 1999, the Company acquired an 18 hole golf course known as the Woodview Golf Course, including real property, improvements, personal property and equipment, located approximately seven miles from the Company's Mountaineer Race Track and Gaming Resort. The purchase price was $843,000, payment of which included the issuance of a promissory note of $600,000 (interest only at 8% per annum, with all principal due and payable after five years), the assumption of bank debt of $158,000, the assumption of accounts payable of $56,000 and $29,000 cash. On May 3, 1999, the Company acquired, for a purchase price of $145,000, approximately 110 acres of real property as well as a house and a mobile home (located on the property) and all the personal property attendant to such real property at the time of purchase. A portion of this real property adjoins the 350plus or minus acre undeveloped parcel acquired in 1998 near the Company's Mountaineer Race Track & Gaming Resort.

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

RESULTS OF OPERATIONS

    The Company, through wholly-owned subsidiaries, owns and operates Mountaineer Racetrack and Gaming Resort ("Mountaineer Park") in Chester, West Virginia, the Ramada Inn and Speedway Casino in North Las Vegas, Nevada (the "Speedway Property"), and the Ramada Inn and Speakeasy Casino in Reno, Nevada (the "Reno Property" or, collectively with the Speedway Property, the "Nevada Properties"). Until the Company obtains the necessary licenses, the casinos at the Nevada Properties have been leased to a non-affiliated licensed casino operator pursuant to leases that are terminable by the Company immediately upon the Company's receipt of the necessary gaming licenses.

    The Company anticipates that Mountaineer Park, particularly video lottery operations conducted pursuant to the West Virginia Racetrack Video Lottery Act (the "Lottery Law"), will continue to be the dominant factor in the Company's financial condition for at least the remainder of the current fiscal year. Ultimately, the profitability of the Speedway and Reno Properties, which the Company acquired in the second quarter of 1998, will be directly related to whether and when the Company obtains all necessary Nevada gaming approvals. The Company filed the necessary license applications on November 12, 1998 and has been advised that the licensing process may take approximately one year to complete and that there can be no assurance that the Company will obtain such licenses.

    The Company earned revenues for the respective six month and three month periods in 1999 and 1998 as shown below:

                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   JUNE 30                 JUNE 30
                                            ----------------------  ----------------------
                                               1999        1998        1999        1998
                                            ----------  ----------  ----------  ----------
OPERATING REVENUES
Video lottery operations..................  $23,433,000 $15,505,000 $42,349,000 $29,473,000
Parimutuel commissions....................   1,280,000   1,199,000   2,194,000   2,361,000
Lodging, food and beverage................   2,682,000   1,802,000   4,491,000   3,140,000
Other revenues............................     905,000     420,000   1,247,000     642,000
                                            ----------  ----------  ----------  ----------
    Total Revenues........................  $28,300,000 $18,926,000 $50,281,000 $35,616,000
                                            ----------  ----------  ----------  ----------
                                            ----------  ----------  ----------  ----------

    For the first six months, the Company's total revenues increased by $14.7 million from 1998 to 1999, an increase of 41.2%. Approximately $12.9 million of the increase was produced by video lottery operations at Mountaineer Park. Mountaineer Park's revenue from parimutuel commissions decreased by $167,000, or 7.1%; its lodging revenues increased by $47,000 or 6.9%; food and beverage revenues increased by $547,000 or 25.1% from $2,175,000 to $2,722,000; and other revenues at Mountaineer Park increased by $582,000 or 91.6%. As a result of a strong second quarter, the Company was able to overcome the adverse effects of unusually harsh weather conditions during the month of January of 1999 as compared to the relatively mild weather in January of 1998.

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

    The Nevada Properties contributed $1,070,000 in gross revenues, with $844,000 from lodging, $196,000 from food and beverage, and $30,000 from other revenues in the first half of 1999. This is in comparison to $279,000 from lodging, $4,000 from food and beverage and $6,000 from other revenues in the first half of 1998. The two properties were bought in May of 1998. The Speedway Property was dark during most of the first quarter because of construction and reopened on March 3, 1999, after the completion of renovations and construction of the 15,600 square foot casino building and parking lots. The Company did not generate any gaming revenue at the Nevada Properties. The Company intends to terminate the current casino leases immediately upon the Company's receipt of the necessary gaming licenses required to operate gaming at the Nevada Properties.

THREE MONTHS ENDED JUNE 30, 1999, COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

    For the second quarter, the Company's total revenues increased by $9.4 million from 1998 to 1999, an increase of 49.5%. Approximately $7.9 million of the increase was produced by video lottery operations at Mountaineer Park. Mountaineer Park's revenue from parimutuel commissions increased by $81,000, or 6.8%; its lodging revenues increased by $66,000 or 19.3%; food and beverage revenues increased by $438,000 or 37.3% from $1,177,000 to $1,616,000; and other revenues at Mountaineer Park increased by $478,000 or 115.7%. The Nevada Properties contributed $672,000 in gross revenue, with $507,000 from lodging, $151,000 from food and beverage, and $14,000 from other revenues in the second quarter of 1999.

VIDEO LOTTERY OPERATIONS

    Revenues from video lottery operations increased by 51.1% from $15.5 million in 1998 to $23.4 million in 1999.

    An amendment of the Lottery Law that became effective in June of 1998 permitted Mountaineer Park to change the ratio of Video Slots located in the Lodge versus the racetrack building from 1:1 to 2:1. Terminals located in the Lodge's Speakeasy Gaming Saloon are more popular than those at the racetrack and account for significantly more revenues (E.G., for the three months ended June 30, 1999, average daily net win per Video Slot at the racetrack was $81 (including $0 for days when there was no live racing), compared to $265 earned on the Lodge-based Video Slots). To capitalize on the change in law, the Company constructed a 12,000 square foot addition to the Lodge's Speakeasy Gaming Saloon, obtained regulatory approval to increase the total number of Video Slots from 1,000 to 1,200 (by leasing 200 new "nickel" machines), and placed 800 Video Slots in the Lodge and 400 in the racetrack building (as of July 2, 1998). With the expansion of the Speakeasy, Mountaineer Park also doubled the size of Big Al's Deli and added additional bar and entertainment facilities. In December of 1998, the Company leased 100 more Video Slots (62 in the Speakeasy and 38 in the racetrack building) from a third manufacturer to initiate four progressive Video Slot banks. These machines were put into play during the month of January 1999 but due to technical difficulties were not functioning continuously until the second quarter of 1999.

    On May 9, 1999, Mountaineer Park paid its first large progressive jackpot of approximately $240,000. Management believes that word of mouth and advertising focusing on the prospect and fact of large jackpots contributed to increases in video slot play and revenue. These changes, together with the Company's advertising campaign, are primarily responsible for the dramatic increase in revenue. Management also believes that the introduction of variety in Mountaineer Park's Video Slots--in terms of both manufacturers and types of games (nickel-based as well as quarter-based) contributed to the increased patronage. On June 14, 1999, the Company began increasing the number of days in which machines located at the racetrack remain in operation. Previously, the machines located at the track operated only on live racing days and during special events.

    During the 1999 period, net win per Video Slot per day was $199 with approximately 1,300 Video Slots in operation compared to $170 during the second quarter of 1998 with 1,000 Video Slots in operation.

    A summary of the video lottery gross winnings less patron payouts ("net win") for the three months ended June 30, 1999 and 1998 is as follows:

                                                       THREE MONTHS ENDED
                                                            JUNE 30
                                                    ------------------------
                                                       1999         1998
                                                    -----------  -----------
Total gross wagers................................  $83,671,000  $55,848,000
Less patron payouts...............................  $60,238,000  $40,343,000
                                                    -----------  -----------
Revenue--video lottery operations.................  $23,433,000  $15,505,000
                                                    -----------  -----------
                                                    -----------  -----------
Average daily net win per terminal................  $       199  $       170
                                                    -----------  -----------
                                                    -----------  -----------

    In April of 1999, the Lottery Law was amended with respect to the types of machines that are allowed. Effective June 11, 1999, the Lottery Law permits Mountaineer Park to operate coin drop slot machines that pay out winnings in coins or tokens, instead of paper tickets, and that utilize symbols on mechanical rolling drums instead of video images. The amendment thus authorizes Las Vegas-style slot machines.

    The Company plans to install approximately 450-500 new coin drop, mechanical reel slots at Mountaineer Park in September (or as soon thereafter as testing of coin drop machines can be concluded).

The Company will convert additional machines to coin drop as player preference dictates. Conversion of a video slot to coin drop costs approximately $1,100 per machine.

    The Company expects video lottery revenue from Mountaineer Park to increase substantially upon the implementation of coin drop, mechanical reel slot machines.

PARIMUTUEL COMMISSIONS

    Parimutuel commissions revenue is a function of wagering handle, which means the total amount wagered without regard to predetermined deductions, with a higher commission earned on a more exotic wager, such as a trifecta, than on a single horse wager, such as a win, place, or show bet. In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The total wagering handle is composed of the amounts wagered by each individual according to the wagering activity. The total amounts wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a "take-out" or gross commission, from which the racetrack pays state and county taxes and racing purses. The Company's parimutuel commission rates are fixed as a percentage of the total wagering handle or total amounts wagered. Mountaineer Park's parimutuel commissions for the three months ended June 30, 1999 and 1998 are summarized below:

                                                    THREE MONTHS ENDED
                                                         JUNE 30
                                                  ----------------------
                                                     1999        1998
                                                  ----------  ----------
Simulcast racing parimutuel handle..............  $5,896,000  $5,809,000
Live racing parimutuel handle...................   5,788,000   5,547,000
Less patrons' winning tickets...................  (9,249,000) (9,048,000)
                                                  ----------  ----------
                                                   2,435,000   2,308,000
Less:
State and county parimutuel tax.................    (130,000)   (118,000)
Purses and Horsemen's Association...............  (1,025,000)   (991,000)
                                                  ----------  ----------
Revenues--parimutuel commissions................  $1,280,000  $1,199,000
                                                  ----------  ----------
                                                  ----------  ----------

    Simulcast handle in the second three months of 1999 increased $87,000 to $5.9 million in comparison to the same period in 1998. Live racing handle increased by 4.3% from $5.5 million in 1998 to $5.8 million in 1999. Total revenues for parimutuel commissions for the second quarter of 1999 increased 6.8% in comparison to the same period in 1998. These increases resulted from a 12% increase in the number of live racing days in 1999. Mountaineer Park completed 57 of the annually required 210 days in the second quarter of 1999 compared to 51 days in 1998.

    Mountaineer Park paid average daily live purses of $86,200 in the second quarter of 1999, a 39.5% increase over the $61,800 average for the corresponding period of 1998. Management does not expect results from racing operations to improve materially, despite larger daily purses, stakes races, better horses and reduced costs, unless and until Mountaineer Park also commences export simulcasting. Export simulcasting would not only create a new source of revenue but the anticipated related increase in gross dollars wagered on the Mountaineer Park's live races should also generate increases in live handle (as a greater and more diverse pool lessens the impact a particular wager will have on the pay-off odds). The commencement of export simulcasting would involve substantial capital improvements, and Management continues to study the most cost effective manner to implement export simulcasting. No assurances can be given, however, that the Company will successfully commence export simulcasting or that the anticipated results will be realized. See "Operating Costs" and "Parimutuel Commission Operating Costs."

FOOD, BEVERAGE AND LODGING OPERATIONS

    Total food, beverage and lodging revenues for the Company accounted for a combined increase of 48.8% to $2.7 million for the three months ended June 30, 1999 compared to $1.8 million for the same period in 1998. Restaurant, bar and concession facilities produced $586,000 of the revenue increase, while lodge revenues increased $294,000, a 47% increase over the same period in 1998. Of the increase in lodging revenues, $228,000 can be attributed to the two Nevada Properties acquired in May of 1998. Management believes that increased revenues from lodging, food and beverage resulted primarily from enhanced video lottery facilities and related advertising, which in turn led to increased consumption of food and beverages by the Company's customers. Food and beverage operations, company wide, accounted for approximately 66% and 67% of the revenues earned by this profit center in the second quarters of 1999 and 1998, respectively. The ratio of revenue from food and beverage to revenue from lodging has generally remained constant, reflecting that the facilities have historically drawn more day traffic than overnight stays. The Company's Nevada Properties contributed lodging, food and beverage revenues of $658,000 in the quarter ended June 30, 1999 as opposed to $283,000 for the same period in 1998.

OTHER OPERATING REVENUES

    Other sources of revenues increased by $485,000 to $905,000 for the three months ended June 30, 1999 compared to the same period in 1998. Other operating revenues are primarily derived from the sale of programs, parking, admission fees, check cashing, golf and ATM services. In April of 1999, a refund for overpayment of prior years' sales tax was received for $170,000. The ATM service fees, a new service instituted in July of 1998, accounted for $80,000 in revenue for the second quarter of 1999. Due to the purchase of the Woodview Golf Course, golf fees increased by $113,000 to $181,000. Check cashing fees increased from 1998 by $30,000 to $85,000 in 1999, while commissions from lottery ticket sales increased by $61,000 to $93,000 in 1999. While these activities are non-core business activities, Management believes that they are necessary to attract gaming patrons.

OPERATING COSTS

    The Company's $9.4 million increase in revenues resulted in higher total costs, as directly related expenses increased by $6.2 million to $17.8 million in the second quarter of 1999 compared to the same period in 1998. Approximately $4.3 million of the increase in operating costs is attributable to the video lottery operations, which includes applicable state taxes and fees. The 49.5% increase in revenue was also accompanied by an 11.9% increase in marketing and promotions costs. General and administrative expenses increased by 28%, and costs of parimutuel operations increased by $227,000 or 18.1%. Operating costs of the Company's lodging, food and beverage operations increased by $1,087,000 or 83.4% to $2.4 million in the second three months of 1999, of which $353,000 is attributable to the Nevada Properties. Interest expense increased by $236,000 or 23.4% in the second quarter of 1999 due to increased borrowing of the Company.

    Operating costs and gross profits earned from operations for the three-month periods ended June 30, 1999 and 1998 are as follows:

                                                       THREE MONTHS ENDED
                                                            JUNE 30
                                                    ------------------------
                                                       1999         1998
                                                    -----------  -----------
Operating Costs
Video lottery operations..........................  $13,345,000  $ 9,040,000
Parimutuel commissions............................    1,479,000    1,252,000
Lodging, food and beverage........................    2,391,000    1,304,000
Other revenues....................................      584,000       49,000
                                                    -----------  -----------
    Total Operating Costs.........................  $17,799,000  $11,645,000
                                                    -----------  -----------
                                                    -----------  -----------
Gross profit (Loss)
Video lottery operations..........................  $10,088,000  $ 6,465,000
Parimutuel commissions............................     (199,000)     (53,000)
Lodging, food and beverage........................      291,000      498,000
Other revenues....................................      321,000      371,000
                                                    -----------  -----------
    Total Gross Profit............................  $10,501,000  $ 7,281,000
                                                    -----------  -----------
                                                    -----------  -----------

VLTS OPERATING COSTS

    Costs of video lottery revenue increased by $4.3 million or 47.6% to $13.3 million for the three months ended June 30, 1999, reflecting an increase in statutory expenses directly related to the 51.1% increase in video lottery revenues. Such expenses accounted for $4,297,000 of the total cost increase.

    After payment of a State Administrative Fee of up to 4% of revenues, Mountaineer Park is obligated to make payments from the remaining video lottery revenues to certain funds administered by the West Virginia Lottery Commission as follows: State Tax 30%, Horsemen's Purse Fund 15.5%, Tourism Promotion 3%, Hancock County Tax 2%, Stakes Races 1%, Miscellaneous State Projects 1% and Employee Pension Fund 0.5%. Assessments paid to the Employee Pension Fund are returned by the Lottery Commission to a defined contribution pension plan administered by Mountaineer Park for the sole benefit of Mountaineer Park employees. Assessments paid to the Horsemen's Purse Fund are returned by the Lottery Commission to bank accounts administered by Mountaineer Park for the sole benefit of horse owners who race at Mountaineer Park. These funds are used exclusively to pay purses for thoroughbred races run at Mountaineer Park, in amounts determined by Mountaineer Park in accordance with its agreement with the Horsemen's Benevolent and Protective Association. Taxes and assessments paid to all of these funds are included in "Costs of Video Lottery Terminals" in the Consolidated Statement of Operations. The State of West Virginia annually reconciles the State Administrative Fee and the amount not utilized by the state is refunded every year to Mountaineer Park on June 30th, the end of the state's fiscal year. The refund in June of 1999 was $1.1 million after payment of other statutory costs and assessments. The benefit of this refund is reflected in the VLT costs for the second quarter of 1999.

    Statutory costs and assessments, including the State Administrative Fee, for the respective three month periods are as follows:

                                                       THREE MONTHS ENDED
                                                            JUNE 30
                                                    ------------------------
                                                       1999         1998
                                                    -----------  -----------
Employee Pension Fund.............................  $   121,000  $    77,000
Horsemen's Purse Fund.............................    3,773,000    2,429,000
                                                    -----------  -----------
    SUBTOTAL......................................  $ 3,894,000  $ 2,506,000

State of West Virginia............................  $ 6,840,000  $ 4,538,000
Tourism Promotion Fund............................      730,000      470,000
Hancock County....................................      487,000      314,000
Stakes Races......................................      244,000      157,000
Misc. State Projects..............................      244,000      157,000
                                                    -----------  -----------
                                                    $12,439,000  $ 8,142,000
                                                    -----------  -----------
                                                    -----------  -----------

    The Company incurred an additional significant expense in its video lottery operations consisting of VLT lease expense ($607,000 in the second quarter of 1999 compared to $266,000 in 1998). This increase was due to the additional 200 machines installed in July and 100 in December of 1998. Direct and indirect wages and employee benefits increased by $240,000 to $501,000 in the second quarter of 1999 due to the cost of added personnel in order to service higher levels of patron play and numbers of patrons. Utilities and waste disposal increased by $23,000 in the second quarter of 1999 compared to the same period in 1998.

PARIMUTUEL COMMISSIONS

    Costs (the individual components of which are detailed below) of parimutuel commissions increased by $227,000, or 18.2%, from $1.3 million in the second quarter of 1998 to $1.5 million in the second quarter of 1999. One of the primary reasons for this increase was the increase in the number of live racing days from 51 to 57 to compensate for the reduction of racing days that occurred in the first quarter of 1999 due to inclement weather. Purse expense (consisting of statutorily determined percentages of live racing handle) increased by $68,000 to $568,000 in the second quarter of 1999, which is consistent with the increase in live handle and the number of race days conducted. In connection with simulcasting race operations, contractual fees paid to host tracks and additional statutorily determined percentages of simulcast commissions contributed to the purse fund for live racing increased by $45,000 to $716,000 in the second quarter of 1999, which is consistent with the increase in simulcast wagering. Parimutuel commissions revenue is reported net of these expenses in the Consolidated Statement of Operations.

    Totalisator and other lease expenses increased by $32,000 to approximately $140,000 in the second quarter of 1999, due to the increase in both race days and in the cost of leasing such equipment. Wages and benefits attributable to racing operations increased $23,000 to $727,000 in the three months ended June 30, 1999. Due to a change in state mandated testing, veterinarian services increased $43,000 in the second quarter of 1999. Utilities and waste disposal increased by $29,000 in the three months ending June 30, 1999.

FOOD, BEVERAGE AND LODGING OPERATING COSTS

    Operating costs of the Company's lodging, food and beverage operations increased by $1.1 million from $1.3 million in the second quarter of 1998 to $2.4 million in the second quarter of 1999. Of this increase in expenses, $353,000 is attributable to the Nevada Properties ($109,000 for lodging costs and

$244,000 for food and beverage costs). In compliance with applicable requirements of the State of Nevada, the Nevada Properties' restaurants were open 24 hours a day, seven days a week even though the gaming facilities at these locations were not fully operational. Of the remaining total costs, $1.8 million is attributable to Mountaineer Park ($1.5 million relates to food and beverage costs; $337,000 relates to lodging).

    The $1.5 million in food and beverage operating cost at Mountaineer Park represents a $573,000 or 63% increase compared to the second quarter of 1998. This increase resulted from increased purchasing ($241,000), increased cost of utilities and waste disposal ($22,000), supplies ($24,000) and direct labor and employee benefits costs ($192,000), due to increased patron volume. Mountaineer Park's $337,000 in operating costs from lodging for the second quarter of 1999 represents a $131,000 increase from the 1998 period and resulted primarily from increased salaries and employee benefits related to greater patronage.

COSTS OF OTHER OPERATING REVENUES

    Costs of other revenues consisting primarily of non-core businesses such as racing programs, check cashing, golf, tennis and swimming increased by $535,000 from $49,000 in the second quarter of 1998 to $584,000 in the second quarter of 1999. These increases can be attributed to the newly acquired Woodview Golf Course ($225,000), special events costs ($172,000), gift shop costs ($43,000) and check cashing costs ($39,000).

MARKETING AND PROMOTIONS EXPENSE

    Marketing expenses at Mountaineer Park increased by 11.9% from $1.1 million for the second quarter of 1998 to $1.2 million for the same period in 1999. This increase resulted primarily from the introduction of a new bus program and a new point award system at the Frequent Players Club.

GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST

    General and administrative expense for the second quarter of 1999 increased by $732,000 or 28% from $2.6 million to $3.3 million. The reason for the increase in general and administrative costs was twofold. First with respect to operations, the increases are due primarily to: (1) a $364,000 increase in costs of security, housekeeping and maintenance staff to accommodate Mountaineer Park's larger crowds; (2) the third quarter 1998 addition of both internal audit/control and management information systems departments at Mountaineer Park; and (3) additional general and administrative costs of $392,000 generated by the Nevada Properties.

    Second, with respect to implementation of the Company's business strategy to acquire other middle-market, lower priced (ranging from approximately $5 million to $50 million) gaming and/or parimutuel businesses, professional fees and travel expenses related to evaluating acquisition and financing opportunities incurred by the Company increased by approximately $159,000 during the quarter ended June 30, 1999.

    In the second quarter of 1999, the Company incurred $1.2 million of interest expense as compared with $1.0 million of interest expense in the second quarter of 1998. The increased interest expense is attributable to the Company's increased borrowings pursuant to the April 30, 1998 Third Amended and Restated Term Loan Agreement to finance the acquisition of the Nevada Properties. In the second quarter of 1998, interest expense included $115,000 of amortization of loan fees, compared to $126,000 in the second quarter of 1999.

DEPRECIATION AND AMORTIZATION EXPENSE

    Depreciation and amortization expenses increased 53.7%, or $445,000, to $1.3 million for the three months ended June 30, 1999. This increase reflects the increased capitalization of improvements completed at Mountaineer Park, such as the 12,000 square foot addition to the Speakeasy Gaming Saloon, and the acquisition of the Nevada Properties. Depreciation for the Nevada Properties was $300,000 for the second quarter of 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

    Total revenues increased from $35.6 million in the first two quarters of 1998 to $50.3 million in 1999, an increase of $14.7 million or 41.2%. Of this increase, 87.8%, or $12.9 million, can be attributed to the video lottery operations. Parimutuel commissions decreased by $167,000 for the six months ended June 30, 1999. Food, beverage, lodging and other operations contributed $1.4 million of increased revenues for this period.

    Management believes that gross revenue increased primarily because of continued advertising activities, the increase to 1,300 Video Slots in January 1999 (compared to 1,000 during the first quarter of 1998) together with a change in law that permitted Mountaineer Park to change the ratio of Video Slots in the Lodge as compared to the racetrack building from 1:1 to 2:1. In addition, the introduction of progressive video slot networks, the expansion of the Speakeasy Gaming Saloon during the third quarter of 1998, other enhanced facilities and the contribution of the Nevada Properties contributed to the significant increase in gross revenue for this period.

VIDEO LOTTERY OPERATIONS

    A summary of the video lottery gross wagers less patron payouts ("net win") for the six months ended June 30, 1999 and 1998 is as follows:

                                                         SIX MONTHS ENDED
                                                              JUNE 30
                                                    ---------------------------
                                                        1999           1998
                                                    -------------  ------------
Total gross wagers................................  $ 150,191,000  $105,436,000
Less patron payouts...............................   (107,842,000)  (75,963,000)
                                                    -------------  ------------
Revenues--video lottery operations................  $  42,349,000  $ 29,473,000
                                                    -------------  ------------
                                                    -------------  ------------
Average daily net win per terminal................  $         182  $        163
                                                    -------------  ------------
                                                    -------------  ------------

    Revenues from video lottery operations increased by 43.7% from $29.5 million in the first six months of 1998 to $42.3 million in 1999. Management attributes the increase to the following factors: extensive advertising, featuring a 30 minute infomercial broadcast on television affiliates within a two hour driving radius of Mountaineer Park, greater familiarity of customers with the Company's gaming machines, other enhanced facilities and, to a lesser degree, the increase in parimutuel purse size.

PARIMUTUEL COMMISSIONS

    Mountaineer's parimutuel commissions for the six months ended June 30, 1999 and 1998 are summarized below:

                                                          SIX MONTHS ENDED
                                                              JUNE 30
                                                    ----------------------------
                                                        1999           1998
                                                    -------------  -------------
Simulcast racing parimutuel handle................  $  10,694,000  $  11,495,000
Live racing parimutuel handle.....................      9,334,000     10,453,000
  Less patrons' winning tickets...................    (15,853,000)   (17,423,000)
                                                    -------------  -------------
                                                        4,175,000      4,525,000
Less
  State and county parimutuel tax.................       (237,000)      (243,000)
  Purses and Horsemen's Association...............     (1,744,000)    (1,921,000)
                                                    -------------  -------------
Revenues--parimutuel commissions..................  $   2,194,000  $   2,361,000
                                                    -------------  -------------
                                                    -------------  -------------

    Simulcast handle in the first six months of 1999 decreased 7.0% to $10.7 million in comparison to the same period in 1998. Live racing handle decreased by 10.7% from $10.5 million in 1998 to $9.3 million in 1999. These decreases resulted from decreased number of live racing days due to the inclement weather that occurred in January of 1999. Mountaineer has completed 99 days of the annually required 210 days in the first half of 1999 compared to 103 days in 1998. In the first two weeks of January, the northern panhandle of West Virginia and the surrounding areas encountered numerous ice storms that caused the cancellation of 10 live racing days. The remaining cancelled race days will be made up in the third quarter of 1999. Mountaineer paid average daily live purses of $80,100 in the first six months of 1999, a 38.3% increase over the $57,900 average for the corresponding period of 1998.

FOOD, BEVERAGE AND LODGING OPERATIONS

    Food, beverage and lodging revenues accounted for a combined increase of 43% or $1.35 million to $4,491,000 for the six months ended June 30, 1999. Restaurant, bar and concession facilities produced $738,000 of the revenue increase, which is a 33.9% increase over the first six months of 1998. Lodging revenues increased $612,000 for a 63.6% increase over the same period in 1998. Of the increase in lodging revenues, $565,000 can be attributed to the Nevada Properties acquired in May 1998. Of the increase in food and beverage revenues, $192,000 can be attributed to the Nevada properties. As additional services are offered to the Nevada Properties' customers, the revenues from these two properties should increase significantly. Management believes that increased revenues from lodging, food and beverage resulted primarily from greater patronage at Mountaineer Park due to enhanced video lottery facilities and related advertising, which in turn led to increased consumption of food and beverages by the Company's customers. The ratio of revenue from food and beverage to revenue from lodging for the West Virginia property has generally remained constant, reflecting that Mountaineer Park has historically drawn more day traffic than overnight stays.

OTHER OPERATING REVENUES

    Other sources of revenues increased by $605,000 to $1,247,000 for the six month period ended June 30, 1999 compared to the same period in 1998. Other operating revenues are primarily derived from the sale of racing programs, check cashing fees, golf, special event admissions and ATM service fees. In April of 1999, the Company received a $170,000 refund for overpayment of prior years' sales tax. The increase in ATM service fees, a new service instituted in July of 1998, was $143,000 for the first half of 1999. Due to the purchase of the Woodview Golf Course, golf fees increased by $111,000 to $181,000. Check cashing fees increased by $65,000 to $179,000 in 1999, while commissions for lottery ticket sales increased by $49,000 to $99,000 in 1999. While these activities are non-core business activities, Management believes that they are necessary to attract gaming patrons.

OPERATING COSTS

    Operating costs and gross profit earned from operations for the six month periods ended June 30, 1999 and 1998 are as follows:

                                                        SIX MONTHS ENDED
                                                            JUNE 30
                                                    ------------------------
                                                       1999         1998
                                                    -----------  -----------
Operating Costs:
  Video lottery operations........................  $24,866,000  $17,852,000
  Pari-mutuel commissions.........................    2,696,000    2,689,000
  Lodging, food and beverage......................    4,184,000    2,555,000
  Other revenues..................................      868,000      229,000
                                                    -----------  -----------
    Total Operating Costs.........................  $32,614,000  $23,325,000
                                                    -----------  -----------
                                                    -----------  -----------
Gross Profit (Loss)
  Video lottery operations........................  $17,483,000  $11,621,000
  Pari-mutuel commissions.........................     (502,000)    (328,000)
  Lodging, food and beverage......................      307,000      585,000
  Other revenues..................................      379,000      413,000
                                                    -----------  -----------
    Total Gross Profit............................  $17,667,000  $12,291,000
                                                    -----------  -----------
                                                    -----------  -----------

    The Company's 41.2% increase in revenues resulted in higher total costs, as expenses increased by 39.8% to $32.6 million in the first half of 1999. Gross profit increased by 43.7% from the $12.3 million for the first two quarters of 1998 to $17.7 million for the same period in 1999.

VIDEO LOTTERY OPERATIONS

    Costs of VLTs increased by $7 million, or 39.3%, to $24.9 million for the six months ended June 30, 1999, reflecting the increase in statutory expenses directly related to the 43.7% increase in video lottery revenues.

    Statutory costs and assessments, including the State Administrative Fee, for the respective six month periods are as follows:

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30
                                                             ----------------------------
                                                                 1999           1998
                                                             -------------  -------------
Employees Pension Fund.....................................  $     215,000  $     145,000
Horsemen's Purse Fund......................................      6,661,000      4,507,000
                                                             -------------  -------------
Subtotal...................................................      6,876,000  $   4,652,000
State of West Virginia.....................................     12,893,000      9,120,000
Tourism Promotion Fund.....................................      1,289,000        872,000
Hancock County.............................................        860,000        582,000
Stakes Races...............................................        430,000        291,000
Miscellaneous State Projects...............................        430,000        291,000
                                                             -------------  -------------
                                                             $  22,778,000  $  15,808,000
                                                             -------------  -------------
                                                             -------------  -------------

    With respect to video lottery operations, VLT lease expenses increased ($1.2 million in the first half of 1999 compared to $621,000 in 1998) due to the addition of 300 machines. Direct and indirect wages and employee benefits increased by 18.8% to $875,000 for the first six months of 1999.

PARIMUTUEL COMMISSIONS

    Costs (the individual components of which are detailed below) of parimutuel commissions increased by $7,000 to $2.7 million in the first two quarters of 1999. Purse expense (consisting of statutorily determined percentages of live racing handle) decreased 10% to $913,000 in the first half of 1999, which is consistent with the 10% decrease in live handle. The cause of this decrease is the reduction of live racing days by 4 in 1999. Parimutuel commissions revenue is reported net of these expenses in the Consolidated Statement of Operations.

    Totalisator and other lease expenses increased by $47,000 to $283,000 during the first half of 1999 despite the reduction in live race days due to an increase in the cost of leasing equipment. Wages and benefits relating to the Company's racing operations decreased $23,000 to $1.2 million in the six months ended June 30, 1999.

FOOD, BEVERAGE AND LODGING OPERATING COSTS

    Operating costs of the Company's lodging, food and beverage operations increased by $1.6 million or 63.8% to $4.2 million in the first six months of 1999 from $2.6 million for the same period in 1998. Of this amount, $695,000 is attributable to the Nevada Properties ($352,000 for lodging costs and $343,000 for food and beverage costs). Of the remaining total costs of $3.3 million, which are attributable to Mountaineer Park, $2.6 million is attributable to food and beverage costs and $674,000 is attributable to lodging.

    The $2.6 million in food and beverage operating cost at Mountaineer Park represents an $860,000 or 49.5% increase compared to the first six months of 1998. This increase resulted primarily from increased purchasing ($342,000), increased cost of utilities and waste disposal ($118,000), supplies ($63,000) and direct labor and employee benefits costs ($332,000). Apart from the costs associated with food spoilage and overstaffing during January (resulting from inclement weather), the increased costs are generally in line with increased revenues from greater patronage during the first half of 1999.

    Mountaineer Park's $674,000 in operating costs from lodging for the first half of 1999 represents a $30,000 increase from the 1998 period. Salaries and employee benefits relating to lodging as well as costs of supplies increased during the second quarter as a result of increased patronage and offset the decrease of these costs that occurred in the first quarter of 1999.

COSTS OF OTHER OPERATING REVENUES

    Costs of other revenues increased by $639,000 from $229,000 for the six months ended June 30, 1998 to $868,000 for the six months ended June 30, 1999. These increases can be attributed primarily to Woodview Golf Course, acquired in January of 1999 ($260,000), special events costs ($203,000), gift shop costs ($63,000) and check cashing fees ($87,000) and are consistent with increases in the Company's other revenues.

MARKETING AND PROMOTIONS EXPENSE

    Marketing expenses increased 16.1% from $1.8 million for the first half of 1998 to $2.1 million for the same period in 1999. The increase in marketing costs was due primarily to the production and broadcast of Mountaineer Park's new infomercial. Mountaineer Park also introduced a bus program and a new point award system at the Frequent Players Club during this period. The increase in marketing costs was also due to an increase in direct mail advertising. In the first quarter of 1999, Mountaineer Park was awarded a state grant in the amount of $133,000 in advertising matching funds. An additional grant for the same amount is anticipated in the third quarter of 1999.

GENERAL AND ADMINISTRATIVE AND INTEREST EXPENSES

    General and administrative expenses for the periods being compared increased by $1.9 million or 44.2% from $4.2 million to $6.1 million. The reason for the increase in general and administrative costs was twofold. First, with respect to operations, the increases are due primarily to (1) a $733,000 increase in costs of security, maintenance and housekeeping to accommodate Mountaineer Park's larger crowds; (2) the third quarter 1998 addition of both internal audit/control and management information systems departments at Mountaineer Park and (3) additional general and administrative costs of $707,000 generated by the Nevada Properties.

    Second, with respect to implementation of the Company's business strategy to acquire other middle-market, lower priced (ranging from approximately $5 million to $50 million) gaming and/or parimutuel businesses, professional fees and travel expenses related to evaluating acquisition and financing opportunities incurred by the Company increased by approximately $489,000 during the first six months of 1999.

    In the first six months of 1999, the Company incurred $2.3 million of interest expense compared to $1.8 million of interest expense for the same period in 1998. The increased interest expense is attributable to the Company's increased borrowings pursuant to the April 30, 1998 Third Amended and Restated Term Loan Agreement to finance the acquisition of the Nevada Properties. In the first half of 1998, interest expense included $230,000 of amortization of loan fees, compared to $252,000 in the first half of 1999.

DEPRECIATION AND AMORTIZATION EXPENSE

    Depreciation and amortization expenses increased by 47.3%, or $738,000, to $2.3 million for the six months ended June 30, 1999. This increase reflects the increased capitalization of improvements completed at Mountaineer Park's facilities, such as the 12,000 square foot addition to the Speakeasy Gaming Saloon and the acquisition of both Woodview Golf Course and the Nevada Properties. Depreciation for the Nevada Properties was $505,000 for the first half of 1999.

CASH FLOWS

    The Company's operations produced $7,389,000 in cash flow in the six months ended June 30, 1999, compared to $4,064,000 produced in the first six months of 1998. Current year non-cash expenses included $2.3 million of depreciation and amortization and $252,000 for the amortization of deferred financing costs.

    The Company invested $4.4 million in capital improvements for the West Virginia property in the first half of 1999 versus $1.8 million in 1998. The Company also invested $3.6 million in capital assets related to the Nevada Properties.

LIQUIDITY AND SOURCES OF CAPITAL

    The Company's working capital balance as of June 30, 1999 was $12,625,000 and its unrestricted cash balance was $9,094,000. Racing purses are paid from funds contributed by the Company to bank accounts owned by the horse owners who race at Mountaineer Park. At June 30, 1999, the balances in these accounts exceeded purse obligations by $967,000; this amount is available for payment of future purse obligations at the discretion of the Company and in accordance with the terms of its agreement with the HBPA.

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

    As consideration for the lender's entering into the Second Amended Term Loan Agreement, Mountaineer Park (i) paid a one time fee of approximately $1.8 million or 8.5% of the total amount borrowed; (ii) agreed to pay interest at the rate of 13% (compared to 12% on the $16.1 million term loan and 15% on the $5.4 million line of credit under the Amended Term Loan Agreement); and (iii) agreed to pay a call premium equal to 5% in the event of prepayment during the first year of the term, declining to 3% during the second year, 2% in the third year and 1% in the final year. On July 4, 1999, the call premium was reduced to 2%.

    The Company, as guarantor, entered into the Third Amended and Restated Term Loan Agreement, dated as of April 30, 1998, by and among Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc. and Madeleine LLC in order to finance the acquisition of the Nevada Properties, which was consummated on May 5, 1998. This increased the loan amount to $33,391,500.

    The loan amendment also provides a construction line of credit of up to $1.7 million for the Speedway Property and increases Mountaineer Park's line of credit by $5 million (up to $1.5 million of which may be used for improvements at the Nevada Properties). At June 30, 1999, the Company had not drawn against the lines of credit, except for $150,000 in payment of fees associated with the increase of Mountaineer Park's credit line. The loans, as well as any draws against the lines of credit, continue to be for a term ending July 2, 2001 with monthly payments of interest only at the rate of 13% per year with all of the assets of Mountaineer Park and now Speakeasy Las Vegas and Speakeasy Reno pledged, and are unconditionally guaranteed by the Company. The call premium applicable to prepayment of the loans, however, does not apply to the $11.8 million borrowed for the acquisitions or draws on the $1.7 million Speedway construction line of credit.

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

    The Company does not intend, however, to implement its expansion plans until Hancock County commences construction of a new sewer facility to service Mountaineer Park's growing needs. To that end, on December 30, 1998, Mountaineer Park and the Hancock County Public Service District (the "District") executed a Sewer Facilities User Agreement pursuant to which the District agreed to construct the sewer facility. Notwithstanding the fact that the agreement's recitals stated that the District was authorized and empowered to acquire, construct, maintain and improve the sewage treatment and disposal system, the Company has recently learned that the District had not obtained a necessary State approval. Whereas the

District had believed it could complete the project by December of 1999, it now believes that the approval process will delay completion until approximately June of 2000. Costs of waste disposal will likewise remain higher until the project is completed.

    On October 7, 1997, Mountaineer Park entered into an agreement by which it obtained an exclusive option to purchase 349 acres of real property located adjacent to its Hancock County, West Virginia operation. Mountaineer Park paid $100,000 in exchange for an irrevocable option to purchase the property for $600,000 before October 1, 1998, with payment to be made in the form of a $200,000 cash payment at closing and a $400,000 term note bearing interest at 9% payable over five years. The option period was subsequently extended until October 1, 1999. The Company exercised this option with respect to approximately 328 acres and executed two separate purchase agreements for the acquisition of two tracts (one consisting of 1.84 acres and the other approximately 326 acres) comprising the acreage. A dispute has arisen, however, between Mountaineer Park and the seller's lessee of the 1.84 acre parcel regarding the seller's ability to convey insurable title to a portion of the property. As a result, the Company initiated an action on July 16, 1999, in the Circuit Court of Hancock County, West Virginia, seeking a declaratory judgment in its favor. Upon a favorable resolution of the action, the Company intends to complete the purchase of this property.

    On January 21, 1999, the Company purchased the 168-acre Woodview Golf Course in New Cumberland, West Virginia. The purchase price of the course was $843,000, primarily for a note and assumption of debt. The Company has spent approximately $1.3 million renovating and improving the property and acquiring golf course maintenance equipment.

    On May 3, 1999, the Company acquired, for a purchase price of $145,000, approximately 110 acres of real property including a house, a mobile home and all the personal property attendant to such real property at the time of purchase. A portion of this real property adjoins the 350+ acre undeveloped parcel acquired in 1998 near the Company's Mountaineer Race Track & Gaming Resort.

    Management believes that except as set forth above, its cash balances, cash flow from operations, and available lines of credit will be sufficient to cover contemplated capital improvements.

OUTSTANDING OPTIONS AND WARRANTS

    In February of 1999, pursuant to various employment agreements and the Company's 1992 Employee Stock Option Plan, the Company granted to various employees options to purchase, in the aggregate, 435,000 shares of the Company's common stock. Also in February of 1999, the Board of Directors of the Company created, subject to shareholder approval, the Company's 1999 Stock Incentive Plan, for which the Company has reserved 800,000 shares. To date, the Company has granted, subject to Shareholder approval of the plan, 750,000 shares to various employees of the Company of the plan.

    As of June 30, 1999, there were outstanding options and warrants to purchase 8,740,867 shares of the Company's common stock. Of this amount, warrants to purchase 1,757,813 shares are held by the Company's lender whose exercise rights are subject to a statutory ownership limitation not to exceed 5% of the Company's outstanding voting shares without prior approval of the West Virginia Lottery Commission. All but 70,000 of such shares are either subject to registration rights or have been included in registration statements that the Company has filed with the Securities and Exchange Commission and which have been declared effective. If all such options and warrants were exercised, the Company would receive proceeds of approximately $13.8 million. See "Part II,
Item 2--Changes in Securities."

    DEFERRED INCOME TAX BENEFIT. Management believes that the substantial and steady revenue increases earned in the past three years will continue, and ultimately occur in amounts which will allow the Company to utilize its $11.4 million federal net operating loss tax carry forwards (as of December 31, 1998), although there are no assurances that sufficient income will be earned in future years to do so. The utilization of federal net operating losses may be subject to certain limitations.

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

YEAR 2000

    The Company has analyzed Year 2000 issues with its computer and software advisors and has assessed the impact of Year 2000 issues on the Company's operations. Manufacturer's documentation of Year 2000 compliance has been reviewed during this assessment. All information technology items, both software and hardware, are Year 2000 compliant except for one software package being used by the Video Lottery Department. The one software package that is not compliant is IGT's SAMS 3 System. This system is the central communication package that allows communication between the video lottery terminals on site and the Lottery Commission's software in Charleston, West Virginia. To correct this problem, the Company is upgrading the SAMS 3 System by utilizing what is known as a SAS bridge, which is a casino standard protocol that is Y2K compliant. The installation of the SAS bridge is scheduled for September of 1999. In addition, the Company and the other West Virginia race tracks have contracted with IGT to replace the SAMS 3 System with a SAMS 4 System that is Y2K compliant and includes other enhancements of the video lottery program. The Lottery Commission approved the contract on June 25, 1999. Installation of the SAMS 4 system should be completed by November 1999. The SAS Bridge and SAMS 4 System will cost Mountaineer Park approximately $1.7 million. Secured letters of credit have been issued to the manufacturer for this expenditure.

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

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

    The Company holds no material market risk sensitive financial instruments or interest therein, and held none at June 30, 1999. The Company's loans, payables, or receivables to or from others (including loans, payables or receivables to or from its subsidiaries or joint ventures) and the interest thereon, are all expressed as dollar obligations and payable in dollars.

                                    PART II

                               OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

    There is incorporated by reference the information appearing under the caption "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 2--CHANGES IN SECURITIES

    In July of 1999, holders of options to purchase the Company's common stock exercised, in the aggregate, options to purchase 5,000 shares (for $.56 per share) and 17,700 shares (for $1.06 per share).

ITEM 3--DEFAULTS UPON SENIOR SECURITIES

    Not Applicable

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    Not Applicable

ITEM 5--OTHER INFORMATION

    Not Applicable

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       3.1   Articles of Incorporation, as amended (1)

       3.2   Amended and Restated Articles of Incorporation, filed as of October 18,
             1996(2)

       3.3   Amended Bylaws of the Company(3)

      10.1   Amendment No. 1 to Exclusive Space Lease Agreement between the Company and
             Dynasty Games Distributing(4)

      10.2   Amendment No. 1 to Exclusive Space Lease Agreement between the Company and
             Dynasty Games Distributing (for Reno Property)(4)

      10.3   Deferred Compensation Agreement dated June 1, 1999, between the Company and
             Robert A. Blatt(5)

      10.4   Deferred Compensation Agreement dated June 1, 1999, between the Company and
             Robert L. Ruben(5)

      27.1   Financial Data Schedule(5)

------------------------

(1) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(2) Incorporated by reference from the Company's Current Report on Form 8-K dated October 18, 1996, filed November 1, 1996.

(3) Incorporated by reference from the Company's Current Report on Form 8-K dated and filed on February 20, 1998.

(4) Incorporated by reference from the Company's Current Report on Form 10-Q dated and filed on May 10, 1999.

(5) Filed herewith.

    (b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

                    [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1933, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              MTR GAMING GROUP, INC.

Date: August 16, 1999         By:  /s/ EDSON R. ARNEAULT
                                   ------------------------------
                                   Edson R. Arneault
                                   CHAIRMAN, PRESIDENT, AND
                                   CHIEF FINANCIAL OFFICER