Form 10-Q
period 1999-09-30
MTR GAMING GROUP INC
filed 1999-11-15
CIK 834162

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO.: 0-20508

                            ------------------------

                             MTR GAMING GROUP, INC.
             (exact name of registrant as specified in its charter)

                  DELAWARE                                      84-1103135
       (State or other jurisdiction of             (IRS Employer Identification Number)
               incorporation)

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

                        COMMON STOCK, $.00001 PAR VALUE
                                     Class

                                   21,222,849
                        Outstanding at November 8, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             MTR GAMING GROUP, INC.

                              INDEX FOR FORM 10-Q

SECTION                                                         PAGE
-------                                                       --------
PART I--FINANCIAL INFORMATION

Item 1--Financial Statements................................      3

Condensed and Consolidated Balance Sheets at September 30,
  1999 and December 31, 1998................................      3

Condensed and Consolidated Statements of Operations for the
  Three Months and Nine Months Ended September 30, 1999 and
  1998......................................................      4

Condensed and Consolidated Statements of Cash Flows for the
  Nine Months Ended September 30, 1999 and 1998.............      5

Notes to Condensed and Consolidated Financial Statements....      6

Item 2--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................      8

Item 3--Quantitative and Qualitative Disclosures about
  Market Risk...............................................     22

PART II--OTHER INFORMATION

Item 1--Legal Proceedings...................................     22

Item 2--Changes in Securities...............................     22

Item 3--Defaults upon Senior Securities.....................     22

Item 4--Submission of Matters to a Vote of Securities
  Holders...................................................     22

Item 5--Other Information...................................     23

Item 6--Exhibits and Reports on Form 8-K....................     23

SIGNATURE PAGE..............................................     24

                                     PART 1
                             FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                             MTR GAMING GROUP, INC.

                    CONDENSED AND CONSOLIDATED BALANCE SHEET

                                                              SEPTEMBER 30    DECEMBER 31
                                                                  1999            1998
                                                              -------------   ------------
                                          ASSETS
Current Assets
  Cash and cash equivalents.................................  $  9,296,000    $  9,074,000
  Restricted cash...........................................     1,431,000         239,000
  Accounts receivable net of allowance for doubtful accounts
    of $142,000 and $138,000................................     1,052,000       1,041,000
Interest Receivable.........................................        40,000               0
Deferred financing costs....................................       877,000       1,259,000
  Deferred income taxes.....................................     1,359,000       2,417,000
  Other current assets......................................       906,000         986,000
                                                              ------------    ------------
Total current assets........................................    14,961,000      15,016,000
                                                              ------------    ------------
Property:
  Land......................................................     4,994,000       4,317,000
  Building..................................................    33,042,000      27,204,000
  Equipment and automobiles.................................    16,688,000       9,536,000
  Furniture and fixtures....................................     6,275,000       5,923,000
  Construction in progress..................................     4,700,000       3,244,000
                                                              ------------    ------------
                                                                65,699,000      50,224,000
                                                              ------------    ------------
  Less accumulated depreciation.............................   (13,337,000)     (9,945,000)
                                                              ------------    ------------
                                                                52,362,000      40,279,000
                                                              ------------    ------------
Note receivable.............................................       429,000         333,000
                                                              ------------    ------------
Other assets:
  Excess of cost of investments over net assets acquired,
    net of accumulated amortization of $1,715,000 and
    $1,526,000..............................................     2,059,000       2,248,000
  Deferred income taxes.....................................                     1,643,000
                                                              ------------    ------------
  Deposits and other........................................       326,000         218,000
                                                              ------------    ------------
                                                                 2,385,000       4,109,000
                                                              ------------    ------------
                                                              $ 70,137,000    $ 59,737,000
                                                              ============    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    396,000    $    624,000
  Other accrued liabilities.................................     5,302,000       1,302,000
  Current portion of long-term debt.........................       461,000         633,000
                                                              ------------    ------------
Total current liabilities...................................     6,159,000       2,559,000
Long-term debt, less current portion........................    35,026,000      33,988,000
                                                              ------------    ------------
Shareholders' equity:
  Common Stock..............................................
  Paid in capital...........................................  $ 36,335,000    $ 36,178,000
  Shareholder receivable....................................      (704,000)       (461,000)
  Accumulated deficit.......................................    (6,679,000)    (12,527,000)
                                                              ------------    ------------
Total shareholders' equity..................................    28,952,000      23,190,000
                                                              ------------    ------------
                                                              $ 70,137,000    $ 59,737,000
                                                              ============    ============

                             MTR GAMING GROUP, INC.

              CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30                SEPTEMBER 30
                                            -------------------------   -------------------------
                                               1999          1998          1999          1998
                                            -----------   -----------   -----------   -----------
Revenues
  Video lottery terminals.................  $26,692,000   $20,840,000   $69,041,000   $50,313,000
  Parimutuel commissions..................    1,285,000     1,352,000     3,479,000     3,713,000
  Food, beverage and lodging..............    3,214,000     2,512,000     7,705,000     5,652,000
  Other...................................      816,000       577,000     2,063,000     1,219,000
                                            -----------   -----------   -----------   -----------
    Total revenues........................   32,007,000    25,281,000    82,288,000    60,897,000
                                            -----------   -----------   -----------   -----------
Costs of revenue
  Cost of video lottery terminals.........   15,583,000    12,249,000    40,449,000    30,101,000
  Cost of parimutuel commissions..........    1,391,000     1,017,000     4,027,000     3,537,000
  Cost of food, beverage and lodging......    2,644,000     2,240,000     6,828,000     4,795,000
  Cost of other revenues..................      970,000       320,000     1,898,000       718,000
                                            -----------   -----------   -----------   -----------
    Total cost of revenues................   20,588,000    15,826,000    53,202,000    39,151,000
                                            -----------   -----------   -----------   -----------
Gross Profit..............................   11,419,000     9,455,000    29,086,000    21,746,000
                                            -----------   -----------   -----------   -----------
Selling, general and administrative
  expenses:
  Marketing and promotions................    1,468,000     1,062,000     3,542,000     2,848,000
  General and administrative..............    3,496,000     2,696,000     9,627,000     6,948,000
  Depreciation and amortization...........    1,283,000       683,000     3,581,000     2,243,000
                                            -----------   -----------   -----------   -----------
    Total selling, general and
      administrative expenses.............    6,247,000     4,441,000    16,750,000    12,039,000
                                            -----------   -----------   -----------   -----------
Operating income..........................    5,172,000     5,014,000    12,336,000     9,707,000
                                            -----------   -----------   -----------   -----------
Interest income...........................       57,000        92,000       213,000       275,000
Interest expense..........................   (1,210,000)   (1,233,000)   (3,556,000)   (3,055,000)
                                            -----------   -----------   -----------   -----------
                                             (1,153,000)   (1,141,000)   (3,343,000)   (2,780,000)
                                            -----------   -----------   -----------   -----------
Income before income taxes................    4,019,000     3,873,000     8,993,000     6,927,000
Provision for income taxes................   (1,405,000)      (23,000)   (3,145,000)       27,000
                                            -----------   -----------   -----------   -----------
Net income................................  $ 2,614,000   $ 3,850,000   $ 5,848,000   $ 6,954,000
                                            ===========   ===========   ===========   ===========
Net income per share (basic)
  Pre tax net income......................  $      0.19   $      0.19   $      0.43   $      0.34
  Net income after income tax.............  $      0.12   $      0.18   $      0.28   $      0.34
Net income per share (assuming dilution)
  Pre tax net income......................  $      0.16   $      0.16   $      0.37   $      0.29
  Net income after income taxes...........  $      0.10   $      0.16   $      0.24   $      0.29
Weighted average number of shares
  outstanding:
  Basic...................................   21,141,690    20,861,322    21,015,217    20,301,137
                                            ===========   ===========   ===========   ===========
  Diluted.................................   25,184,615    23,662,597    24,705,634    24,088,681
                                            ===========   ===========   ===========   ===========

                             MTR GAMING GROUP, INC.

              CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
Cash flows from operating activities:
  Net income................................................  $  5,848,000      6,954,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Deferred financing cost amortization....................       382,000        346,000
    Depreciation and amortization...........................     3,581,000      2,243,000
    Deferred income taxes...................................     2,701,000        (33,000)
    Changes in operating assets and liabilities
      Accounts receivable net of allowance..................       (11,000)       (96,000)
      Other current assets..................................        40,000       (316,000)
      Accounts payable and accrued liabilities..............     3,772,000     (1,001,000)
                                                              ------------   ------------
Net cash provided by operating activities...................    16,313,000      8,097,000
                                                              ------------   ------------
Cash flows from investing activities:
  Restricted cash...........................................    (1,192,000)        15,000
  Net assets from discontinued activities...................             0        (77,000)
  Notes receivable..........................................       (96,000)      (461,000)
  Deposits and other........................................      (108,000)      (527,000)
  Capital expenditures......................................   (15,475,000)   (16,432,000)
                                                              ------------   ------------
Net cash used in investing activities.......................   (16,871,000)   (17,482,000)
                                                              ------------   ------------
Cash flows used in financing activities
  Proceeds from exercise of stock options...................       (86,000)       796,000
  Loan proceeds.............................................       866,000     11,887,000
                                                              ------------   ------------
Cash provided by financing activities.......................       780,000     12,683,000
NET INCREASE IN CASH........................................       222,000      3,298,000
Cash, Beginning of Period...................................     9,074,000      7,715,000
                                                              ------------   ------------
Cash, End of Period.........................................     9,296,000     11,013,000
                                                              ------------   ------------

                             MTR GAMING GROUP, INC.

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

    The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2--EQUITY TRANSACTIONS

    On February 24, 1999, the Board of Directors established the 1999 Stock Incentive Plan (the "1999 Plan"). The 1999 Plan reserves for issuance 800,000 shares of the Company's common stock, of which the Board granted to employees in the aggregate 750,000 non-qualified options to purchase shares of the Company's common stock.

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

    All of the options granted on February 24, 1999 are for a term of five years from the date of grant, and except for the grants to the Company's independent directors, provide for immediate vesting. All of such options are exercisable at the price of $2.00 per share, the estimated fair market value of the Company's common stock at the date of grant.

    During July and August of 1999, holders of previously-issued options to purchase the Company's common stock exercised options to purchase a total of 415,867 shares at prices ranging from $.5625 to $1.06 per share by delivery of cash, notes, and other common stock of the Company, resulting in a net increase in the number of issued and outstanding shares of 356,686 for proceeds (cash and notes) totaling $353,532 as well as the delivery of 59,181 shares of the Company's common stock, which were cancelled and returned to authorized but unissued status.

NOTE 3--INCOME TAXES

    The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 (Statement 109), Accounting for Income taxes. Under Statement 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income taxes reporting purposes. Income taxes

                             MTR GAMING GROUP, INC.

NOTE 3--INCOME TAXES (CONTINUED)

are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. The Company's deferred taxes have been reduced by $2,701,000 to reflect the tax consequences of the first nine months' income. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. In 1999, there is no value allowance being used by the Company. As of September 30, the Company has federal net operating loss carry forwards of approximately $2,407,000 for federal tax reporting purposes and approximately $4,400,000 for California reporting purposes, expiring through 2011 and 2002, respectively. The Tax Reform Act of 1986 includes provisions which limit the Federal net operating loss carry forwards available for use in any given year if certain events, including a significant change in stock ownership, occur. The Company and its subsidiaries file a consolidated federal income tax return.

NOTE 4--ACQUISITIONS

    On January 21, 1999, the Company acquired an 18-hole golf course known as the Woodview Golf Course, including real property, improvements, personal property and equipment, located approximately seven miles from the Company's Mountaineer Race Track and Gaming Resort. The purchase price was $843,000, payment of which included the issuance of a promissory note of $600,000 (interest only at 8% per annum, with all principal due and payable after five years), the assumption of bank debt of $158,000, the assumption of accounts payable of $56,000 and $29,000 cash.

    On May 3, 1999, the Company acquired, for a purchase price of $145,000, approximately 110 acres of real property as well as a house and a mobile home (located on the property) and all the personal property attendant to such real property at the time of purchase. A portion of this real property adjoins the 350 acre undeveloped parcel acquired in 1998 near the Company's Mountaineer Race Track & Gaming Resort.

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

    This document includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, history of losses, leverage and debt service, gaming regulation, licensing and taxation of gaming operations, dependence on key personnel, competition, including competition from legalization of gaming in states near the Company's gaming operations, no dividends, continued losses from horse racing, costs associated with maintenance and expansion of Mountaineer Park's infrastructure to meet the demands attending increased patronage, costs and risks attending construction, expansion of operations, market acceptance of the Company's Nevada Properties and maintenance of "grandfathered" status of those properties, cyclical nature of business, Year 2000 issues, limited public market and liquidity, shares eligible for future sale, impact of anti-takeover measures, the Company's common stock being subject to penny stock regulation and other risks detailed in the Company's Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

    The Company, through wholly-owned subsidiaries, owns and operates Mountaineer Racetrack and Gaming Resort ("Mountaineer Park") in Chester, West Virginia, the Ramada Inn and Speedway Casino in North Las Vegas, Nevada (the "Speedway Property"), and the Ramada Inn and Speakeasy Casino in Reno, Nevada (the "Reno Property" or, collectively with the Speedway Property, the "Nevada Properties"). On September 23, 1999, the Company obtained the necessary licenses from the state of Nevada to operate both of the Nevada Properties' casinos. Before this, the casinos at the Nevada Properties had been leased to a non-affiliated licensed casino operator. These leases were terminated effective September 30, 1999, and the Company took over operation of the two casinos on October 1, 1999.

    In preparation for the introduction of coin drop slot machines at the West Virginia property, in the months of August and September, the Company expended $4,508,000 for new slot machines, surveillance equipment and other ancillary equipment.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED
  SEPTEMBER 30, 1998

    For the third quarter, the Company's total revenues increased by $6.7 million from 1998 to 1999, an increase of 26.6%. Approximately $5.9 million of the increase was produced by video lottery operations at Mountaineer Park. Mountaineer Park's revenue from parimutuel commissions decreased by $67,000, or 5.0%; its lodging revenues increased by $19,000; food and beverage revenues increased by $342,000 or 21.8% from $1,571,000 to $1,913,000; and other revenues at Mountaineer Park increased by $235,000 or 41.3%.

    The Nevada Properties contributed $829,000 in gross revenue, with $658,000 from lodging, $161,000 from food and beverage, and $10,000 from other revenues in the third quarter of 1999. These Nevada Properties revenues represent a $201,000 increase in lodging and a $140,000 increase in food and beverage in comparison to the same three month period in 1998.

VIDEO LOTTERY OPERATIONS

    Revenues from video lottery operations increased by 28.1% from $20.8 million in 1998 to $26.7 million in 1999. Management attributes the dramatic increase in video slot revenue to the following factors: (i) the addition of 100 progressive jackpot video slots during the first quarter of 1999 (raising the total machine count from 1200 to 1300); (ii) continued aggressive marketing; and
(iii) expanded hours of operation for the track-based video slots (resulting in a 44% increase in the net win per machine per day for such machines).

    Since May 9, 1999, when Mountaineer Park paid its first large progressive jackpot of approximately $240,000, Mountaineer has paid a total of approximately $750,000 in large progressive jackpots. On June 14, 1999, in anticipation of adding coin drop machines, the Company began increasing the number of days during which machines located at the racetrack remain in operation. Previously, those machines operated only on live racing days and during special events.

    During the 1999 period, net win per Video Slot per day was $223 with approximately 1,300 Video Slots in operation compared to $189 during the third quarter of 1998 with 1,200 Video Slots in operation.

    A summary of the video lottery gross winnings less patron payouts ("net win") for the three months ended September 30, 1999 and 1998 is as follows:

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30
                                                     -------------------------
                                                        1999          1998
                                                     -----------   -----------
Total gross wagers.................................  $94,510,000   $69,953,000
Less patron payouts................................  $67,818,000   $49,113,000
Revenue--video lottery operations..................  $26,692,000   $20,840,000
                                                     -----------   -----------
Average daily net win per terminal.................  $       223   $       189
                                                     ===========   ===========

    In April of 1999, the Lottery Law was amended, effective June 11, 1999, to permit Mountaineer Park to operate coin drop, mechanical reel Las Vegas-style slot machines.

    On November 5, 1999, Mountaineer park installed and began operating 156 coin drop slots in its trackside gaming areas. The Company plans to ramp up to approximately 400 coin drop slots facility-wide during the fourth quarter, bringing the machine count to 1,355, which is the maximum number currently permitted. The Company will convert additional machines to coin drop as player preference dictates and, subject to regulatory approval, increase the machine count. Conversion of a video slot to coin drop costs approximately $1,100 per machine.

    The Company expects video lottery revenue from Mountaineer Park to increase substantially upon the full implementation of coin drop, mechanical reel slot machines.

PARIMUTUEL COMMISSIONS

    Parimutuel commissions revenue is a function of wagering handle, which means the total amount wagered without regard to predetermined deductions, with a higher commission earned on a more exotic wager, such as a trifecta, than on a single horse wager, such as a win, place, or show bet. In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The total wagering handle is composed of the amounts wagered by each individual according to the wagering activity. The total amounts wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a "take-out" or gross commission, from which the racetrack pays state and county taxes and racing purses. The Company's parimutuel commission rates are fixed as a percentage of the total wagering handle or total amounts wagered. Mountaineer Park's parimutuel commissions for the three months ended
September 30, 1999 and 1998 are summarized below:

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30
                                                    --------------------------
                                                       1999           1998
                                                    -----------   ------------
Simulcast racing parimutuel handle................  $ 5,517,000   $  6,011,000
Live racing parimutuel handle.....................    6,288,000      6,800,000
Less patrons' winning tickets.....................   (9,336,000)   (10,164,000)
                                                    -----------   ------------
                                                      2,469,000      2,647,000
Less:
State and county parimutuel tax...................     (137,000)      (140,000)
Purses and Horsemen's Association.................   (1,047,000)    (1,155,000)
                                                    -----------   ------------
Revenues--parimutuel commissions..................  $ 1,285,000   $  1,352,000
                                                    ===========   ============

    Despite a 5% increase in the number of live race days, a 21.4% increase in average daily purses (from $70,700 in 1998 to $85,800 in 1999) and higher patron volume, total revenues for parimutuel commissions for the third quarter of 1999 decreased 5.0% in comparison to the same period in 1998. Simulcast handle in the third quarter of 1999 decreased by $494,000 to $5.5 million in comparison to the same period in 1998. Live racing handle decreased by 7.5% from $6.8 million in 1998 to $6.3 million in 1999. Management attributes the decrease in parimutuel revenue largely to the scheduling of special events such as concerts and boxing matches on live race days. Management had hoped that new patrons drawn by special events would likewise become parimutuel wagering and slot patrons. The anticipated increase in slot revenue was realized; the increase in parimutuel handle was not.

    Management does not expect results from racing operations to improve materially, despite larger daily purses, stakes races, better horses and larger patron volume for the resort, unless and until Mountaineer Park also commences export simulcasting. Export simulcasting would not only create a new source of revenue but the anticipated related increase in gross dollars wagered on Mountaineer Park's live races should also generate increases in live handle (as a greater and more diverse pool lessens the impact a particular wager will have on the pay-off odds). The commencement of export simulcasting would involve substantial capital improvements, and Management continues to study the most cost effective manner to implement export simulcasting. In December of 1998, Mountaineer Park and its horsemen executed an agreement, subject to the approval of the West Virginia Racing Commission, with respect to the sharing of the cost of such capital improvements. The Racing Commission sought the advice of the State Attorney General's Office, which believed that the arrangement would violate the State's racing statute. The Company has asked the Attorney General's Office to reconsider that conclusion and likewise intends (during the 2000 legislative session) to seek an amendment of the statute to permit the agreement to become effective. Accordingly, the Company does not anticipate commencement of export simulcasting until approximately the third quarter of 2000, and then only if the Racing Commission approves the cost sharing agreement. Thus, no assurances can be given that the Company will successfully commence export simulcasting or that the anticipated results will be realized. See "Operating Costs" and "Parimutuel Commission Operating Costs."

FOOD, BEVERAGE AND LODGING OPERATIONS

    Total food, beverage and lodging revenues for the Company accounted for a combined increase of 28.0% to $3.2 million for the three months ended September 30, 1999 compared to $2.5 million for the same period in 1998. Restaurant, bar and concession facilities produced $482,000 of the revenue increase, while lodge revenues increased $220,000, a 24% increase over the same period in 1998. Of the increase in lodging revenues, $201,000 can be attributed to the two Nevada Properties, principally because the

Speedway Property was dark during the third quarter of 1998 due to construction. Management believes that increased revenues from lodging, food and beverage resulted primarily from enhanced video lottery facilities and related advertising, which in turn led to increased consumption of food and beverages by the Company's customers, and, with respect to the Nevada Properties, from the commencement of full food and beverage operations in 1999. The ratio of revenue from food and beverage to revenue from lodging has generally remained constant, reflecting that the facilities have historically drawn more day traffic than overnight stays. The Company's Nevada Properties contributed lodging, food and beverage revenues of $819,000 in the quarter ended September 30, 1999 as opposed to $478,000 for the same period in 1998.

OTHER OPERATING REVENUES

    Other sources of revenues increased by $239,000 to $816,000 for the three months ended September 30, 1999 compared to the same period in 1998. Other operating revenues are primarily derived from the sale of programs, special events tickets, parking, admission fees, check cashing, golf and ATM services. Other operating revenues also included a refund for overpayment of prior years' sales tax in the amount of $101,000. The ATM service fees, a new service instituted in July of 1998, accounted for $117,000 in revenue for the third quarter of 1999. Due to the purchase of the Woodview Golf Course, golf revenues increased by $84,000 to $163,000. Ticket sales for special events increased by $83,000 to $151,000. While these activities are non-core business activities, Management believes that they are necessary to attract gaming patrons.

OPERATING COSTS

    The Company's $6.7 million increase in revenues resulted in higher total costs, as directly related expenses increased by $4.8 million to $20.6 million in the third quarter of 1999 compared to the same period in 1998. Approximately $3.3 million of the increase in operating costs is attributable to the video lottery operations, which includes applicable state taxes and fees. The 26.6% increase in revenue was also accompanied by a 38.2% increase in marketing and promotions costs. General and administrative expenses increased by 29.7%. Direct operating costs of the parimutuel department increased $374,000. Operating costs of the Company's lodging, food and beverage operations increased by $404,000 or 18% to $2.6 million in the third quarter of 1999, of which $147,000 is attributable to the Nevada Properties. Due to a greater number and variety of special events, costs of other revenues increased by $650,000 in the third quarter of 1999.

    Operating costs and gross profits earned from operations for the three-month periods ended September 30, 1999 and 1998 are as follows:

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30
                                                     -------------------------
                                                        1999          1998
                                                     -----------   -----------
Operating Costs
Video lottery operations...........................  $15,583,000   $12,249,000
Parimutuel commissions.............................    1,391,000     1,017,000
Lodging, food and beverage.........................    2,644,000     2,240,000
Other revenues.....................................      970,000       320,000
                                                     -----------   -----------
    Total Operating Costs..........................  $20,588,000   $15,826,000
                                                     ===========   ===========

Gross profit (Loss)
Video lottery operations...........................  $11,109,000   $ 8,591,000
Parimutuel commissions.............................     (106,000)      335,000
Lodging, food and beverage.........................      570,000       272,000
Other revenues.....................................     (154,000)      257,000
                                                     -----------   -----------
    Total Gross Profit.............................  $11,419,000   $ 9,455,000
                                                     ===========   ===========

VIDEO LOTTERY OPERATING COSTS

    Costs of video lottery revenue increased by $3.3 million or 27.2% to $15.6 million for the three months ended September 30, 1999, reflecting an increase in statutory expenses directly related to the 28.1% increase in video lottery revenues. Such expenses accounted for $2.5 million of the total cost increase.

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

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30
                                                     -------------------------
                                                        1999          1998
                                                     -----------   -----------
Employee Pension Fund..............................  $   130,000   $   102,000
Horsemen's Purse Fund..............................    4,020,000     3,163,000
                                                     -----------   -----------
    SUBTOTAL.......................................  $ 4,150,000   $ 3,265,000
State of West Virginia.............................  $ 7,780,000   $ 6,557,000
Tourism Promotion Fund.............................      778,000       612,000
Hancock County.....................................      519,000       408,000
Stakes Races.......................................      259,000       204,000
Misc. State Projects...............................      259,000       204,000
                                                     -----------   -----------
                                                     $13,745,000   $11,250,000
                                                     ===========   ===========

    The Company incurred an additional significant expense in its video lottery operations consisting of VLT lease expense ($515,000 in the third quarter of 1999 compared to $326,000 in 1998). This increase was due to the addition of 100 machines installed in December of 1998 and an increase in direct and indirect wages and employee benefits for personnel added in order to service higher levels of patron play and numbers of patrons. Utilities and waste disposal increased by $38,000 in the third quarter of 1999 compared to the same period in 1998.

PARIMUTUEL COMMISSIONS OPERATING COSTS

    Costs (the individual components of which are detailed below) of parimutuel commissions increased by $374,000, or 36.8%, from $1.0 million in the third quarter of 1998 to $1.4 million in the third quarter of 1999. One of the primary reasons for this increase was the increase in the number of live racing days from 61 to 64 to compensate for the reduction of racing days that occurred in the first quarter of 1999 due to inclement weather. Purse expense (consisting of statutorily determined percentages of live racing handle) decreased by $57,000 to $618,000 in the third quarter of 1999, which is consistent with the decrease in live handle. In connection with simulcasting race operations, contractual fees paid to host tracks and additional statutorily determined percentages of simulcast commissions contributed to the purse fund for live racing decreased by $118,000 to $482,000 in the third quarter of 1999, which is consistent with the decrease in simulcast wagering. Parimutuel commissions revenue is reported net of these expenses in the Consolidated Statement of Operations.

    Totalisator, other lease expenses, and outside services increased by $35,000 in the third quarter of 1999, due to the increase in both race days and in the cost of leasing such equipment. Wages and benefits attributable to racing operations increased $208,000 to $781,000 in the three months ended
September 30, 1999 because of expanded hours of OTB operations trackside to accommodate cross-selling to slot players during the expanded hours of slot operations. Due to a change in state mandated testing, veterinarian services increased $49,000 in the third quarter of 1999. Utilities and waste disposal increased by $15,000. Transmission phone line costs increased $45,000 to $52,000 for the three months ended September 30, 1999 primarily because of a change in inter-departmental allocations of such costs.

FOOD, BEVERAGE AND LODGING OPERATING COSTS

    Operating costs of the Company's lodging, food and beverage operations increased by $404,000 from $2.2 million in the third quarter of 1998 to $2.6 million in the third quarter of 1999. Of this increase in expenses, $147,000 is attributable to the Nevada Properties. In compliance with applicable requirements of the State of Nevada, the Nevada Properties' restaurants were open 24 hours a day, seven days a week even though the gaming facilities at these locations were not fully operational. Of the remaining total costs, $2,046,000 is attributable to Mountaineer Park ($1.7 million relates to food and beverage costs; $337,000 relates to lodging).

    The $1.7 million in food and beverage operating cost at Mountaineer Park represents a $304,000 or 21.7% increase compared to the third quarter of 1998. This increase resulted from increased direct food costs ($228,000), increased cost of utilities and waste disposal ($19,000), supplies ($56,000) and direct labor and employee benefits costs ($92,000), due to increased patron volume. Mountaineer Park's $337,000 in operating costs from lodging for the third quarter of 1999 represents a $48,000 decrease from the 1998 period and resulted primarily from decreased costs in telephone and cable services due to changes in providers.

COSTS OF OTHER OPERATING REVENUES

    Costs of other revenues consisting primarily of non-core businesses such as racing programs, check cashing, golf, special events, tennis and swimming increased by $650,000 from $320,000 in the third quarter of 1998 to $970,000 in the third quarter of 1999. These increases can be attributed to the newly acquired Woodview Golf Course ($150,000), special events costs ($416,000) and racing program sales costs ($54,000).

MARKETING AND PROMOTIONS EXPENSE

    Marketing expenses at Mountaineer Park increased by 38.2% from $1,062,000 for the third quarter of 1998 to $1.5 million for the same period in 1999. This increase resulted primarily from the introduction of a new advertising campaign to promote the new coin drop slot machines, increased advertising for the West Virginia Derby and a new point award system at the Frequent Players Club.

GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST

    General and administrative expense for the third quarter of 1999 increased by $800,000 or 29.7% from $2.7 million to $3.5 million. The reason for the increase in general and administrative costs was twofold. First, with respect to operations, the increases are due primarily to: (i) a $63,000 increase in costs of security, housekeeping and maintenance staff to accommodate Mountaineer Park's larger crowds and (ii) additional general and administrative costs of $494,000 generated by the Nevada Properties.

    Second, with respect to implementation of the Company's business strategy to acquire other middle-market, lower priced (ranging from approximately
$5 million to $50 million) gaming and/or parimutuel businesses, professional fees and travel expenses related to evaluating acquisition and financing opportunities increased by approximately $148,000 during the quarter ended September 30, 1999. Costs associated with Nevada gaming licensing were $93,000.

    Year-over-year interest expense for the third quarter was flat at $1.2 million as the Company did not incur any material new indebtedness or change the economic terms of its financing arrangements.

DEPRECIATION AND AMORTIZATION EXPENSE

    Depreciation and amortization expenses increased 87.9%, or $600,000, to $1.3 million for the three months ended September 30, 1999. This increase reflects the increased capitalization of improvements completed at Mountaineer Park, such as the 12,000 square foot addition to the Speakeasy Gaming Saloon, the purchase of the Woodview Golf Course and the acquisition of the Nevada Properties. Depreciation for the Nevada Properties was $305,000 for the third quarter of 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED
  SEPTEMBER 30, 1998

    Total revenues increased from $60.9 million in the first three quarters of 1998 to $82.3 million in 1999, an increase of $21.4 million or 35.1%. Of this increase, 87.4%, or $18.7 million, can be attributed to the video lottery operations. Parimutuel commissions decreased by $234,000 for the nine months ended September 30, 1999. Food, beverage, lodging and other operations contributed $2.1 million of increased revenues for this period.

    Management believes that gross revenue increased primarily because of continued advertising activities, the increase to 1,300 Video Slots in January 1999 (compared to 1,000 during the first and second quarters of 1998) together with a change in law that permitted Mountaineer Park to change the ratio of Video Slots in the Lodge as compared to the racetrack building from 1:1 to 2:1, which was implemented in July of 1998. In addition, the introduction of progressive video slot networks, the expansion of the Speakeasy Gaming Saloon during the third quarter of 1998, other enhanced facilities and the Nevada Properties contributed to the significant increase in gross revenue for this period.

VIDEO LOTTERY OPERATIONS

    A summary of the video lottery gross wagers less patron payouts ("net win") for the nine months ended September 30, 1999 and 1998 is as follows:

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30
                                                              -----------------------------
                                                                  1999            1998
                                                              -------------   -------------
Total gross wagers..........................................  $ 244,701,000   $ 175,388,000
Less patron payouts.........................................   (175,660,000)   (125,075,000)
                                                              -------------   -------------
Revenues--video lottery operations..........................  $  69,041,000   $  50,313,000
                                                              -------------   -------------
Average daily net win per terminal..........................  $         195   $         173
                                                              -------------   -------------

PARIMUTUEL COMMISSIONS

    Mountaineer's parimutuel commissions for the nine months ended September 30, 1999 and 1998 are summarized below:

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30
                                                              -----------------------------
                                                                  1999            1998
                                                              -------------   -------------
Simulcast racing parimutuel handle..........................  $  16,212,000   $  17,506,000
Live racing parimutuel handle...............................     15,622,000      17,253,000
  Less patrons' winning tickets.............................    (25,190,000)    (27,586,000)
                                                              -------------   -------------
                                                                  6,644,000       7,173,000

Less
  State and county parimutuel tax...........................       (374,000)       (384,000)
  Purses and Horsemen's Association.........................     (2,791,000)     (3,076,000)
                                                              -------------   -------------
Revenues--parimutuel commissions............................  $   3,479,000   $   3,713,000
                                                              =============   =============

    Simulcast handle decreased 7.4% from $17.5 million in the first nine months of 1998 to $16.2 million for the same period in 1999. Live racing handle decreased by 9.5% from $17.3 million in 1998 to $15.6 million in 1999.

    The decreases occurred despite a 31.5% increase in daily purses for live racing (from $62,600 in 1998 to $82,325 in 1999), the completion of virtually the same number of live meets (163 of the annually required 210 days during 1999 compared to 164 during 1998), and higher patron volume at the resort. Management attributes the decreases in parimutuel handle largely to the unavoidable rescheduling of ten race days at less popular times occasioned by January's inclement weather and competition for patrons' attention from Mountaineer Park's other gaming and entertainment offerings.

FOOD, BEVERAGE AND LODGING OPERATIONS

    Food, beverage and lodging revenues accounted for a combined increase of 36.3% or $2.1 million to $7.7 million for the nine months ended September 30, 1999. Restaurant, bar and concession facilities produced $1.2 million of the revenue increase, which is a 32.3% increase over the first nine months of 1998. Lodging revenues increased $832,000 for a 44.2% increase over the same period in 1998. Of the increase in lodging revenues, $766,000 can be attributed to the Nevada Properties acquired in May 1998. Of the increase in food and beverage revenues, $332,000 can be attributed to the Nevada Properties. Management believes that increased revenues from lodging, food and beverage at Mountaineer Park resulted primarily from greater patronage due to enhanced video lottery facilities and related advertising. The ratio of revenue from food and beverage to revenue from lodging for the West Virginia property has generally remained constant, reflecting that Mountaineer Park has historically drawn more day traffic than overnight stays.

OTHER OPERATING REVENUES

    Other sources of revenues increased by $844,000 to $2,063,000 for the nine month period ended September 30, 1999 compared to the same period in 1998. Other operating revenues are primarily derived from the sale of racing programs, check cashing fees, golf, special event admissions and ATM service fees.

    The purchase of the Woodview Golf Course accounted for $194,000 of the increase, and a sales tax refund accounted for $270,000. The balance of the increase in other revenues is attributable to higher ATM service fees, check cashing fees and special event ticket sales.

OPERATING COSTS

    Operating costs and gross profit earned from operations for the nine month periods ended September 30, 1999 and 1998 are as follows:

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
Operating Costs:
  Video lottery operations..................................  $40,449,000   $30,101,000
  Pari-mutuel commissions...................................    4,027,000     3,537,000
  Lodging, food and beverage................................    6,828,000     4,795,000
  Other revenues............................................    1,898,000       718,000
                                                              -----------   -----------
    Total Operating Costs...................................  $53,202,000   $39,151,000
                                                              -----------   -----------

Gross Profit (Loss)
  Video lottery operations..................................  $28,592,000   $20,212,000
  Pari-mutuel commissions...................................     (548,000)      176,000
  Lodging, food and beverage................................      877,000       857,000
  Other revenues............................................      165,000       501,000
                                                              -----------   -----------
    Total Gross Profit......................................  $29,086,000   $21,746,000
                                                              ===========   ===========

    The Company's 35.1% increase in revenues resulted in higher total costs, as expenses increased by 35.9% to $53.2 million in the first nine months of 1999. Gross profit increased by 33.8% from the $21.7 million for the first three quarters of 1998 to $29.1 million for the same period in 1999.

VIDEO LOTTERY OPERATING COSTS

    Costs of video lottery operations increased by $10.3 million, or 34.4%, to $40.4 million for the nine months ended September 30, 1999, reflecting the increase in statutory expenses directly related to the 37.2% increase in video lottery revenues. The State of West Virginia annually reconciles the State Administrative Fee and the amount not utilized by the state is refunded every year to Mountaineer Park on June 30(th), the end of the state's fiscal year. The refund in June of 1999 was $1.1 million after payment of other statutory costs and assessments. The benefit of this refund is reflected as a reduction of the VLT costs for the second quarter of 1999.

    Statutory costs and assessments, including the State Administrative Fee, for the respective nine month periods are as follows:

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30
                                                                    1999             1998
                                                              -----------------   -----------
Employees Pension Fund......................................     $   345,000      $   247,000
Horsemen's Purse Fund.......................................      10,681,000        7,670,000
Subtotal....................................................      11,026,000        7,917,000
State of West Virginia......................................      20,673,000       15,677,000
Tourism Promotion Fund......................................       2,067,000        1,484,000
Hancock County..............................................       1,378,000          990,000
Stakes Races................................................         689,000          495,000
Miscellaneous State Projects................................         689,000          495,000
                                                                 -----------      -----------
                                                                 $36,522,000      $27,058,000
                                                                 ===========      ===========

    VLT lease expenses were $1.7 million in the first nine months of 1999 compared to $947,000 in 1998 due to the addition of 300 machines. Direct and indirect wages and employee benefits increased by $268,000 or 23.1% to $1.4 million for the first nine months of 1999 because of additional service personnel consistent with the increase from 1,000 to 1,300 machines.

PARIMUTUEL COMMISSIONS OPERATING COSTS

    Costs (the individual components of which are detailed below) of parimutuel commissions increased by $490,000 to $4.0 million in the first three quarters of 1999. Purse expense (consisting of statutorily determined percentages of live racing handle) decreased 9.7% to $1.5 million in the first three quarters of 1999, which is consistent with the 9.8% decrease in live handle. Parimutuel commissions revenue is reported net of these expenses in the Consolidated Statement of Operations.

    Totalisator and other lease expenses increased by $37,000 to $446,000 during the first nine months of 1999 due to an increase in the cost of leasing equipment. Wages and benefits relating to the Company's racing operations increased $42,000 to $2.0 million in the nine months ended September 30, 1999. Due to a change in state mandated testing, cost of veterinarian services increased $115,000 in 1999. Cost of transmission lines increased by $55,000 due to increased import simulcasting. Utilities and waste disposal costs increased by $66,000, and costs of outside services and dues and subscriptions increased by $62,000 due to suppliers' price increases.

FOOD, BEVERAGE AND LODGING OPERATING COSTS

    Operating costs of the Company's lodging, food and beverage operations increased by $2.0 million or 42.4% to $6.8 million in the first nine months of 1999 from $4.8 million for the same period in 1998. Of this increase, $842,000 is attributable to the Nevada Properties ($268,000 for lodging costs and $573,000 for food and beverage costs). Of the remaining total costs of $5.3 million, which are attributable to Mountaineer Park, $4.3 million is attributable to food and beverage costs and $1.0 million is attributable to lodging.

    The $4.3 million in food and beverage operating cost at Mountaineer Park represents a $1.2 million or 39.0% increase compared to the first nine months of 1998. This increase resulted primarily from increased direct food costs ($570,000), increased cost of utilities and waste disposal ($137,000), supplies ($118,000) and direct labor and employee benefits costs ($391,000). Apart from the costs associated with food spoilage and overstaffing during January (resulting from inclement weather), the increased costs are generally in line with increased revenues from greater patronage during the first three quarters of 1999.

    Mountaineer Park's $1.0 million in operating costs from lodging for the first three quarters of 1999 represents a $18,000 decrease from the 1998 period.

COSTS OF OTHER OPERATING REVENUES

    Costs of other revenues increased by $1.2 million from $718,000 for the nine months ended September 30, 1998 to $1.9 million for the nine months ended September 30, 1999. These increases can be attributed primarily to Woodview Golf Course, acquired in January of 1999 ($296,000), special events costs ($568,000), gift shop costs ($40,000) and check cashing fees ($55,000).

MARKETING AND PROMOTIONS EXPENSE

    Marketing expenses increased 24.4% from $2.8 million for the first three quarters of 1998 to $3.5 million for the same period in 1999. The increase in marketing costs was due primarily to the production and broadcast of Mountaineer Park's new infomercial. Mountaineer Park also introduced a bus program and a new point award system at the Frequent Players Club during this period. The increase in marketing costs was also due to an increase in direct mail advertising, promotion of the West Virginia Derby, and special marketing efforts regarding coin drop slots.

    During the first nine months of 1999, Mountaineer Park was awarded state advertising matching funds in the amount of $266,000 compared to $398,000 during the first nine months of 1998.

GENERAL AND ADMINISTRATIVE AND INTEREST EXPENSES

    General and administrative expenses for the periods being compared increased by $2.7 million or 38.6% from $6.9 million to $9.6 million. The reason for the increase in general and administrative costs was twofold. First, with respect to operations, the increases are due primarily to (1) a $797,000 increase in costs of security, maintenance and housekeeping to accommodate Mountaineer Park's larger crowds; (2) the third quarter 1998 addition of both internal audit/control and management information systems departments at Mountaineer Park and (3) additional general and administrative costs of $1.3 million generated by the Nevada Properties.

    Second, with respect to implementation of the Company's business strategy to acquire other middle-market, lower priced (ranging from approximately
$5 million to $50 million) gaming and/or parimutuel businesses, professional fees and travel expenses related to evaluating acquisition and financing opportunities increased by approximately $677,000 during the first nine months of 1999. The Company also incurred costs of $224,000 related to Nevada gaming licensing.

    In the first nine months of 1999, the Company incurred $3.6 million of interest expense compared to $3.0 million of interest expense for the same period in 1998. The increased interest expense is attributable to the Company's increased borrowings pursuant to the April 30, 1998 Third Amended and Restated Term Loan Agreement to finance the acquisition of the Nevada Properties. In the first three quarters of 1998, interest expense included $346,000 of amortization of loan fees, compared to $382,000 in the first three quarters of 1999.

DEPRECIATION AND AMORTIZATION EXPENSE

    Depreciation and amortization expenses increased by 59.7%, or $1.3 million to $3.6 million for the nine months ended September 30, 1999. This increase reflects the increased capitalization of improvements completed at Mountaineer Park's facilities, such as the 12,000 square foot addition to the Speakeasy Gaming Saloon and the acquisition of both Woodview Golf Course and the Nevada Properties. Depreciation for the Nevada Properties was $809,000 for the first nine months of 1999.

CASH FLOWS

    The Company's operations produced $16,313,000 in cash flow in the nine months ended September 30, 1999, compared to $8,097,000 produced in the first nine months of 1998. Current year non-cash expenses included $3.6 million of depreciation and amortization and $382,000 for the amortization of deferred financing costs.

    The Company invested $10.5 million in capital improvements for the West Virginia property in the first three quarters of 1999 versus $2.9 million in 1998. The Company also invested $5.0 million in capital assets related to the Nevada Properties.

LIQUIDITY AND SOURCES OF CAPITAL

    The Company's working capital balance as of September 30, 1999 was $8,802,000 and its unrestricted cash balance was $9,296,000. Racing purses are paid from funds contributed by the Company to bank accounts owned by the horse owners who race at Mountaineer Park. At September 30, 1999, the balances in these accounts exceeded purse obligations by $736,000, which is available for payment of future purse obligations at the discretion of the Company and in accordance with the terms of its agreement with the HBPA.

    LONG-TERM DEBT AND LINE OF CREDIT. As of September 30, 1999, the principal balance outstanding under the Company's April 30, 1998 Third Amended and Restated Term Loan Agreement with Madeleine LLC (the "Existing Credit Facility") stood at $33,391,500. The Company also had additional credit available under that facility in the aggregate amount of $6,550,000. All borrowings under the facility bear interest at the rate of 13% annually and require monthly payments of interest only with all principal and unpaid interest maturing in July of 2001. If the Company were to prepay the loans prior to July 3, 2000, the Company would also be required to pay a call premium in the amount of approximately $430,000.

    FINANCING COMMITMENT. On October 27, 1999, the Company obtained a commitment from Wells Fargo Bank for a $30 million credit facility (the "New Commitment") to be used, together with the Company's cash on hand, to prepay the Existing Credit Facility. The New Commitment provides for a five-year secured reducing revolving credit facility. Initially, the interest rate, which is variable, would be LIBOR plus 3% (approximately 9% if the loan were to close today) but could be reduced to as low as LIBOR plus 2% if the Company were to meet certain financial goals. THE BANK'S OBLIGATION TO FUND THE LOAN PURSUANT TO THE NEW COMMITMENT IS SUBJECT TO EXECUTION OF DEFINITIVE AGREEMENTS AS WELL AS A NUMBER OF OTHER CUSTOMARY CONDITIONS. ACCORDINGLY, WHILE THE COMPANY ANTICIPATES THAT THE LOAN WILL BE CONSUMMATED PRIOR TO YEAR-END, THERE CAN BE NO ASSURANCE THAT SUCH LOAN TRANSACTION WILL BE CONSUMMATED AT SUCH TIME OR AT ALL. MOREOVER, THE DISCUSSION OF THE NEW COMMITMENT PROVIDED HEREIN IS NOT INTENDED TO SET FORTH ALL OF THE MATERIAL TERMS, CONDITIONS AND COVENANTS THAT WOULD BE CONTAINED IN THE DEFINITIVE AGREEMENT, WHICH THE COMPANY WILL FILE AS AN EXHIBIT TO FORM 8-K IF THE TRANSACTION IS CONSUMMATED.

    The New Commitment would require the Company on the date of closing to pay the bank a fee of $600,000. Additionally, the Company would be required to pay a fee of $450,000 to its financial advisor, which arranged the New Commitment, and would incur other costs as a result of the transaction. The Company intends to use the proceeds of the new loan and its cash to prepay the Existing Credit Facility and its cash to pay the fees and costs of the loan transaction.

    CAPITAL IMPROVEMENTS. The Company is contemplating significant further expansion of its Mountaineer Park facility including approximately tripling its hotel room capacity and constructing a regional convention center and auditorium. The Company also plans to expand its gaming facilities in West Virginia and to develop the necessary parking area to accommodate the expected number of patrons. The Company is also considering the development of a championship golf course.

    The Company does not intend, however, to implement its expansion plans until Hancock County commences construction of a new sewer facility to service Mountaineer Park's growing needs. To that end, the Company has been advised that the construction of the sewer facility is scheduled to commence in November of 1999 for completion in July of 2000. Costs of waste disposal will likewise remain higher until the project is completed.

    On October 7, 1997, Mountaineer Park entered into an agreement by which it obtained an exclusive option to purchase 349 acres of real property located adjacent to its Hancock County, West Virginia operation. Mountaineer Park paid $100,000 in exchange for an irrevocable option to purchase the property for $600,000 before October 1, 1998, with payment to be made in the form of a $200,000 cash payment at closing and a $400,000 term note bearing interest at 9% payable over five years. The option period was subsequently extended until October 1, 1999. The Company exercised this option with respect to approximately 328 acres and executed two separate purchase agreements for the acquisition of two tracts (one consisting of 1.84 acres and the other approximately 326 acres) comprising the acreage. A dispute has arisen, however, between Mountaineer Park and the seller's lessee of the 1.84 acre parcel regarding the seller's ability to convey insurable title to a portion of the property. As a result, the Company initiated an action on July 16, 1999, in the Circuit Court of Hancock County, West Virginia seeking a declaratory judgment in its favor. Upon a favorable resolution of the action, the Company intends to complete the purchase of this property.

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

    In June of 1999, the Company committed to spend approximately $1.7 toward the purchase by all of West Virginia's racetracks of a new central system for video lottery. See "Year 2000".

    In August and September of 1999, the Company purchased $1,548,000 of equipment related to the operation of the coin drop slot machines. This equipment includes cash handling equipment for both the cashiers and the drop teams, surveillance equipment and backup power supply. The Company purchased four hundred coin drop machines from IGT for $2,960,000.

    In September and October of 1999, the Company constructed its Speedway-themed gaming room and bar in the lower grandstand at Mountaineer Park. The new gaming room houses approximately seventy coin drop slot machines and was completed at a cost of approximately $300,000 exclusive of gaming equipment.

    COMMITMENTS AND CONTINGENCIES. The Company has various commitments including those under various consulting agreements, operating leases, and the Company's pension plan and union contract. The Company has also entered into employment agreements with certain employees for periods ranging from one to five years. Compensation under the employment agreements consists of cash payments and stock option commitments, and in some cases commitments to fund deferred compensation plans. The Company anticipates cash payments in the amount of approximately $2.5 million, exclusive of performance bonuses, over the next three years under the employment agreements. The Company believes that it has the ability to meet all of its obligations under the employment agreements. In addition, the Company is faced with certain contingencies involving litigation and environmental remediation. Although there can be no assurance, the Company believes that cash generated from operations and available lines of credit will be sufficient to meet all of the Company's currently anticipated commitments and contingencies.

    Management believes that the Company will be able to fund its planned capital improvements and other commitments discussed above whether or not it consummates the loan transaction contemplated by the New Commitment. If the new loan is consummated, then the Company believes it can meet its commitments through a combination of cash on hand, cash flow from operations, greater cash flow created by reduction of interest cost, sale of the Company's common stock through the exercise of outstanding options and warrants, and subordinated debt and/or separate equipment financing permitted under the New Commitment. If the Company is not successful in closing the new loan, then Management believes the Company will meet its commitments through cash on hand, cash flow from operations, sale of the Company's common stock through the exercise of outstanding options and warrants, and separate equipment financing.

    OUTSTANDING OPTIONS AND WARRANTS. In February of 1999, pursuant to various employment agreements and the Company's 1992 Employee Stock Option Plan, the Company granted to various employees options to purchase, in the aggregate, 435,000 shares of the Company's common stock. Also in February of 1999, the Board of Directors of the Company created the Company's 1999 Stock Incentive Plan, for which the Company has reserved 800,000 shares. To date, the Company has granted 750,000 shares to various employees of the Company pursuant to the plan.

    As of September 30, 1999, there were outstanding options and warrants to purchase 8,330,000 shares of the Company's common stock. Of this amount, warrants to purchase 1,757,813 shares are held by the Company's lender whose exercise rights are subject to a statutory ownership limitation not to exceed 5% of the Company's outstanding voting shares without prior approval of the West Virginia Lottery Commission. All but 70,000 of such shares are either subject to registration rights or have been included in registration statements that the Company has filed with the Securities and Exchange Commission and which have been declared effective. If all such options and warrants were exercised, the Company would receive proceeds of approximately $13.3 million.

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

    YEAR 2000. The Company has analyzed Year 2000 issues with its computer and software advisors and has assessed the impact of Year 2000 issues on the Company's operations. Manufacturer's documentation of Year 2000 compliance has been reviewed during this assessment. All information technology items, both software and hardware, are now Year 2000 compliant. The one software package that was not compliant was IGT's SAMS 3 System. This system is the central communication package that allows communication between the video lottery terminals on site and the Lottery Commission's software in Charleston, West Virginia. To correct this problem, the Company upgraded the SAMS 3 System by utilizing what is known as a SAS bridge, which is a casino standard protocol that is Y2K compliant. The installation of the SAS bridge was completed in September of 1999. In addition, the Company and the other West Virginia race tracks have contracted with IGT to replace the SAMS 3 System with a SAMS 4 System that is Y2K compliant and includes other enhancements of the video lottery program. The Lottery Commission approved the contract on June 25, 1999. Installation of the SAMS 4 system should be completed by November 1999. The SAS Bridge and SAMS 4 System will cost Mountaineer Park approximately $1.7 million. Secured letters of credit have been issued to the manufacturer for this expenditure.

    The Company believes that there are currently no other material Year 2000 issues to be disclosed.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

    The Company holds no material market risk sensitive financial instruments or interest therein, and held none at September 30, 1999. The Company's loans, payables, or receivables to or from others (including loans, payables or receivables to or from its subsidiaries or joint ventures) and the interest thereon, are all expressed as dollar obligations and payable in dollars.

                                    PART II
                               OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

    There is incorporated by reference the information appearing under the caption "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In addition on November 15, 1999, the Company and the plaintiff in the case styled Ovelle Holdings, Inc. v. MTR Gaming Group, Inc., Civ. No. 97-C-133G (Hancock County) agreed to settle all claims for $115,000.

ITEM 2--CHANGES IN SECURITIES

    Not applicable

ITEM 3--DEFAULTS UPON SENIOR SECURITIES

    Not Applicable

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    The annual meeting of shareholders of the Company was held on August 23, 1999 for the purpose of (i) electing directors of the Company, (ii) approving the adoption of the Company's 1999 Stock Incentive Plan, and (iii) ratifying the appointment of the Company's independent public accounts for the year ending December 31, 1999. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition.

    (a) The following directors were elected by the following vote:

                                            FOR       WITHHELD
                                         ----------   --------
Edson R. Arneault......................  17,056,918   545,667

Robert L. Ruben........................  17,061,118   541,467

Robert A. Blatt........................  17,062,718   539,867

James V. Stanton.......................  17,091,718   510,867

William D. Fugazy, Jr..................  17,091,418   511,167

    (b) The proposal to approve the adoption of the Company's 1999 Stock Incentive Plan:

   FOR                   AGAINST               ABSTAIN
   ---                   -------               -------
14,682,624              2,824,310               95,621

    (c) The proposal to ratify the appointment of the independent public accountants for the year ending December 31, 1999 was approved by the following vote:

   FOR                   AGAINST               ABSTAIN
   ---                   -------               -------
17,305,441                272,844               24,300

ITEM 5--OTHER INFORMATION

    Not Applicable

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

 3.1  Articles of Incorporation, as amended (1)
      Amended and Restated Articles of Incorporation, filed as of
 3.2  October 18, 1996(2)
 3.3  Amended Bylaws of the Company(3)
27.1  Financial Data Schedule(4)

------------------------

(1) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(2) Incorporated by reference from the Company's Current Report on Form 8-K dated October 18, 1996, filed November 1, 1996.

(3) Incorporated by reference from the Company's Current Report on Form 8-K dated and filed on February 20, 1998.

(4) Filed herewith.

    (b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1933, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 15, 1999                                MTR GAMING GROUP, INC.

                                                       By:            /s/ EDSON R. ARNEAULT
                                                            -----------------------------------------
                                                                        Edson R. Arneault
                                                                     CHAIRMAN, PRESIDENT, AND
                                                                     CHIEF FINANCIAL OFFICER