Form 10-K
period 1999-12-31
MTR GAMING GROUP INC
filed 2000-03-30
CIK 834162

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

                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1999

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

                            ------------------------

    Indicate by check mark whether the Company (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K of Section 299.405 of this chapter) is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

    The aggregate market value of the Company's common stock held by non-affiliates (all persons other than executive officers or directors) of the Company on March 22, 2000 (based on the closing sale price per share on the NASDAQ Stock Market on that date) was $52,635,296.

    The Company's common stock outstanding at March 22, 2000 was 21,337,401 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                             PART I

ITEM 1. BUSINESS............................................    1
  Company History...........................................    1
  CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING
    INFORMATION:............................................    1
  Mountaineer Race Track & Gaming Resort--Chester, West
    Virginia................................................    1
  Lodge Facilities and Speakeasy Gaming Saloon..............    2
  Video Lottery Facilities..................................    2
  Recreational Facilities...................................    3
  Trailer Park..............................................    3
  Undeveloped Land..........................................    3
  Current Operations at Mountaineer Park....................    3
  Racing Operations.........................................    3
  Video Slot Operations.....................................    4
  Lodging, Food and Beverage Operations.....................    5
  Ramada Inn and Speedway Casino--North Las Vegas, Nevada...    5
  Ramada Inn and Speakeasy Casino--Reno, Nevada.............    6
  Operation of the Nevada Properties/Gaming Licensing.......    6
  Business Strategy.........................................    6
  Improve Financial Results of Racing Operations at
    Mountaineer Park........................................    7
  Create and Cultivate Niche Market for Nevada Properties...    8
  Competition...............................................    8
  Employees.................................................    9
  Regulation and Licensing..................................    9
  Nevada Gaming Regulation..................................   12
  Impact of Resort Hotel Legislation........................   15
  Compliance with Other Laws................................   15
  Restrictions on Share Ownership and Transfer..............   15
  Application of Environmental Regulations..................   16
  Discontinued Operations...................................   16

ITEM 2. PROPERTIES..........................................   16
  Hotel, Gaming, Racing and Other Property..................   16
  Equipment Leases..........................................   17

ITEM 3. LEGAL PROCEEDINGS...................................   17
  Pending Litigation........................................   17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................   17

ITEM 5.MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
  STOCKHOLDER MATTERS.......................................   17

ITEM 6. SELECTED FINANCIAL DATA.............................   18

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.......................   19
  Results of Operations.....................................   19
  Twelve Months Ended December 31, 1999 Compared to Twelve
    Month Ended December 31. 1998...........................   19
  Gaming Operations.........................................   19
  Parimutuel Commissions....................................   20
  Lodging, Food and Beverage................................   21
  Other Operating Revenues..................................   22
  Operating Costs...........................................   22
  Gaming Operating Costs....................................   23
  Parimutuel Commissions Operating Costs....................   24

  Lodging, Food and Beverage Operating Costs................   24
  Costs of Other Operating Revenues.........................   25
  Marketing and Promotions Expense..........................   25
  General and Administrative Expenses and Interest..........   25
  Twelve Months Ended December 31, 1998 Compared to Twelve
    Months Ended December 31, 1997..........................   25
  Video Lottery Operations..................................   26
  Parimutuel Commissions....................................   27
  Lodging, Food and Beverage................................   27
  Other Operating Revenues..................................   27
  Operating Costs...........................................   27
  Video Lottery Terminals Operating Costs...................   28
  Parimutuel Commissions Operating Costs....................   29
  Lodging, Food and Beverage Operating Costs................   29
  Cost of Other Operating Revenues..........................   29
  Marketing and Promotions Expense..........................   29
  General and Administrative Expense and Interest...........   30
  Liquidity and Sources of Capital..........................   30
  Capital Improvements......................................   31
  Outstanding Options and Warrants..........................   31
  Deferred Income Tax Benefit...............................   32
  Commitments and Contingencies.............................   32
  Results of Discontinued Operations........................   32

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET
  RISKS.....................................................   33

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........   33

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE.......................   33

                            PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY..............   33
  Business Experience.......................................   34

ITEM 11. EXECUTIVE COMPENSATION.............................   35
  OPTION GRANTS IN 1999.....................................   36
  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
    YEAR END OPTION VALUES..................................   36
  Section 16(a) Beneficial Ownership Reporting Compliance...   36
  Employment Agreements.....................................   36
  Compensation of Directors.................................   37
  Compensation Committee Interlocks and Insider
    Participation...........................................   37

ITEM 12. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  MANAGEMENT................................................   38

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....   39

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM
  8-K.......................................................   40

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..................  F-1

ITEM 1. BUSINESS

COMPANY HISTORY

    The Company, through wholly owned subsidiaries, owns and operates Mountaineer Racetrack & Gaming Resort in Chester, West Virginia, the Ramada Inn and Speedway Casino in North Las Vegas, Nevada, and the Ramada Inn and Speakeasy Casino in Reno, Nevada.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

    This document includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, leverage and debt service, gaming regulation, licensing and taxation of gaming operations, expiration or non-renewal of Nevada gaming licenses, dependence on key personnel, competition, including competition from legalization of gaming in states near the Company's gaming operations, no dividends, continued losses from horse racing, costs associated with maintenance and expansion of Mountaineer Park's infrastructure to meet the demands attending increased patronage, costs and risks attending construction, expansion of operations, market acceptance of the Company's Nevada properties and maintenance of "grandfathered" status of those properties, cyclical nature of business, limited public market and liquidity, shares eligible for future sale, impact of anti-takeover measures, the Company's common stock being subject to penny stock regulation and other risks detailed in the Company's Securities and Exchange Commission filings.

MOUNTAINEER RACETRACK & GAMING RESORT--CHESTER, WEST VIRGINIA

    Pursuant to a stock purchase agreement dated May 5, 1992, the Company acquired all of the common stock of Mountaineer Park, Inc. ("Mountaineer Park"), a West Virginia corporation, in December 1992. Mountaineer Park offers parimutuel wagering on live thoroughbred horse racing and simulcast horse and greyhound racing as well as approximately 1,355 video slot machines as part of an entertainment complex and destination resort with hotel, dining and lounge facilities, and outdoor activities including golf, swimming and tennis. Mountaineer Park is situated on the Ohio River at the northern tip of West Virginia's northwestern panhandle in Hancock County, approximately 40 miles south of Youngstown, Ohio and 35 miles west of Pittsburgh, Pennsylvania. Mountaineer Park owns approximately 1,234 acres of real property in Hancock County, of which approximately 231 are west of State Route 2 and are the site of the racetrack and Lodge; 835 are east of Route 2 and are largely unimproved; and 168 acres comprise Mountaineer's Woodview Golf Course located approximately seven miles south of the Mountaineer complex in the town of New Cumberland.

    Mountaineer Park offers live thoroughbred horse racing before expansive clubhouse and grandstand viewing areas with enclosed seating for year-round racing. The track also conducts simulcast (closed circuit television) thoroughbred horse and greyhound dog racing from other prominent racetracks around the country. Mountaineer Park's main racetrack consists of an oval dirt track approximately one mile in length. Inside the main track is a natural turf (grass) track measuring seven furlongs or 7/8 of a mile. The racetrack buildings consist of the clubhouse and grandstand that provide glass-enclosed stadium and box seating for approximately 770 and 2,850 patrons, respectively. The buildings are each three stories and are connected by an enclosed walkway. Live and simulcast racing can be viewed by approximately 1,200 dining patrons in a restaurant and sandwich bar located in the clubhouse and grandstand respectively. The grandstand building also houses a deli that seats 120. The Clubhouse also provides a 2,400 square feet glass-enclosed meeting room, which will accommodate approximately 200 people. In addition to seating areas, the grandstand covers approximately 57,000 square feet of interior space on the main and mezzanine levels containing parimutuel windows and food and beverage concession stands. The clubhouse covers approximately 25,000 square feet of interior space and likewise offers parimutuel windows. The grandstand has an indoor stage with a seating capacity of approximately 2,240, which is used for concerts and boxing matches, some of which have been nationally televised. The racetrack apron, which is accessible from both buildings, provides racing fans with up-close viewing of horses entering the racetrack and crossing the finish line. The stable area accommodates approximately 1,250 horses and is located adjacent to the main track. Mountaineer's racetrack parking lots have a combined capacity for over 2,900 vehicles.

    In addition to parimutuel wagering on live horse racing and simulcast horse and greyhound racing, Mountaineer Park offers three video lottery gaming areas in its racetrack buildings: the Riverside Gaming Terrace, the Hollywood Knights, and the Speedway.

LODGE FACILITIES AND SPEAKEASY GAMING SALOON

    The Mountaineer Lodge (the "Lodge") is a two-story facility near Mountaineer Park's main entrance on West Virginia State Route 2. The Lodge offers 101 rooms, including 50 standard rooms (one double bed), 46 superior rooms (two double beds), and five king rooms and suites. The Lodge's Gatsby Steak Emporium seats 125 patrons for casual dining. An enclosed deck seats an additional 68 patrons. The Lodge is also the site of the Speakeasy Gaming Saloon. Encompassing 27,000 square feet (including a 14,000 square foot addition that opened in July of 1998), the Speakeasy, together with adjacent smaller rooms, houses 2/3 of Mountaineer Park's 1,355 video slot machines, extensive off-track wagering facilities and Big Al's Deli, where patrons may purchase pizza and sandwiches until closing. The Lodge parking lots have a combined capacity for approximately 1,000 vehicles.

VIDEO LOTTERY FACILITIES

    In addition to live and simulcast parimutuel wagering, Mountaineer Park offers video lottery gaming through approximately 1,355 video lottery terminals ("VLTs" or "Video Slots") located in the racetrack clubhouse, grandstand and Lodge. The Company owns 400 machines and leases the remaining 955. The racetrack houses 1/3 of the VLTs in its Riverside Gaming Terrace on the second floors of the clubhouse, the Hollywood Knights on the second floor of the grandstand, and the Speedway Game Room on the lower level of the grandstand. The Lodge offers the remaining 2/3, primarily in the Speakeasy Gaming Saloon. VLTs allow a player to select from several game themes, including up to four versions of draw poker, blackjack, two versions of keno, and various games that simulate classic casino slot machines. During 1999, West Virginia law was amended to permit coin out, mechanical reel slot machines. Mountaineer began operating 400 of these classic casino slot machines during the fourth quarter of 1999.

RECREATIONAL FACILITIES

    Mountaineer Park has three tennis courts, a volleyball court, a basketball court, two swimming pools and two children's swimming pools. These facilities are made available for use by Lodge guests and the general public at specified daily or seasonal rates.

    On January 22, 1999, the Company purchased the Woodview Golf Course, an eighteen-hole par 71 course measuring approximately 6,300 yards on a 168-acre tract, which is located approximately seven miles from Mountaineer Park in New Cumberland, West Virginia. Mountaineer Park operates a free shuttle bus service between the Lodge and the Woodview Golf Course. A par three, nine-hole "executive" golf course previously operated on the acreage between the Lodge and the racetrack has been closed and will be the site for Mountaineer Park's planned expansion. See "Business Strategy"; "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Improvements."

TRAILER PARK

    The Company maintains a trailer park consisting of 61 individual lots on approximately 11.5 acres located across West Virginia State Route 2 from the Lodge and the entrance to Mountaineer Park. The lots are rented for fixed monthly fees, mostly to individuals who are employed by Mountaineer Park or its horsemen in racing operations. The Company is responsible for maintenance of the road and grounds, refuse removal and providing water and sewage hook-ups. The tenants pay all utility expenses.

UNDEVELOPED LAND

    Mountaineer Park owns, as part of its 1,234 acres, contiguous tracts of 375 acres, 350 acres and 110 acres that are largely undeveloped. The undeveloped acreage is located directly across West Virginia State Route 2 from the Lodge and racetrack main entrance. On June 22, 1999 Mountaineer Park entered into contracts to acquire an additional 287.65 contiguous acres for a total of $583,000. Pending resolution of certain title issues, Mountaineer Park intends to close on those purchases. Management has no definitive plans to develop such property.

CURRENT OPERATIONS AT MOUNTAINEER PARK

    The Company's operating revenues at Mountaineer Park are derived principally from its racing and Video Slot operations and, to a lesser extent, its lodging, food and beverage operations. Additional revenues are generated from ticket sales for concerts and boxing events and from greens fees and other recreational facilities fees.

RACING OPERATIONS

    The Company is subject to annual licensing requirements established by the West Virginia State Racing Commission (the "Racing Commission"). The Company's license was renewed in December 1999, and will remain effective through December 2000.

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

VIDEO SLOT OPERATIONS

    The Company is subject to annual licensing requirements established by West Virginia law. The Company's license was renewed in July 1999 for a period of one year.

    The Company derives revenue from the operation of Video Slots in the form of net win on the gross terminal income, or the total cash deposited into a VLT less the value of credits cleared for winning redemption tickets. Pursuant to the West Virginia Racetrack Video Lottery Act of 1994, as amended (the "Lottery Act"), the Company's commission is fixed at 47% of the net win after deducting an administration fee of up to 4% of gross terminal revenues first paid to the State of West Virginia.

    The Company owns 400 Video Slots and leases a total of 955 Video Slots from four manufacturers. The leases covering 855 of the leased Video Slots provide for a fixed monthly rental, while the lease for the remaining 100 VLTs calls for a percentage of net win.

    In June of 1998, the Lottery Act was amended to permit Mountaineer Park to change the ratio of Video Slots located at the Lodge versus the racetrack building from 1:1 to 2:1. Accordingly, in July of 1998, Mountaineer Park increased the total number of VLTs, at such time, from 1,000 to 1,200 with 800 VLTs in the Lodge and 400 in the racetrack building.

    In June of 1999, the Lottery Act was again amended to permit the use of video slot machines that pay out winnings in coins or tokens, instead of paper tickets, and to utilize symbols on mechanical rolling drums instead of video images. In November of 1999, Mountaineer Park became the first of the State's racetracks to operate these "coin drop" classic casino slot machines.

    Although the Lottery Commission approved the linking of video slots in progressive jackpot networks in 1995, the technology for video lottery progressives has only recently become available. In January of 1999, Mountaineer Park introduced progressives on a test basis with respect to a total of 100 VLTs in several networks or "banks" located in the Speakeasy and the Riverside Gaming Terrace. In anticipation of the addition of progressive Video Slots, Mountaineer Park obtained regulatory approval to increase the number of Video Slots from 1,200 to 1,355.

    Mountaineer currently operates approximately 1,355 Video Slots, of which 400 are Coin Drop Slots and 100 offer progressive jackpots.

    In March of 2000, the West Virginia State Legislature passed, and the Governor signed into law, Senate Bill 462, which removes the existing 2:1 ratio limitation for Video Slots at the Lodge versus the racetrack building, thus allowing additional Video Slots at the Lodge without regard to the number of Video Slots at the racetrack building.

LODGING, FOOD AND BEVERAGE OPERATIONS

    The Clubhouse restaurant is open a minimum of 210 days annually on live race days and offers seating for 650 customers with full lunch and dinner menus and a private buffet. Clubhouse customers include racing fans, local residents and private social groups. Beverages and cocktails are also available in the grandstand building at the Hollywood Knights Saloon, which services video lottery players as well as racing fans. A deli adjacent to the Hollywood Knights Saloon provides customers with a variety of sandwiches and salads. The grandstand also offers Big Al's Deli II, which serves sandwiches, hotdogs and pizza. Closed circuit television monitors displaying Mountaineer Park's live and simulcast races are provided at every table in both the Clubhouse and grandstand restaurant for the convenience of racing fans. The racetrack food and beverage facilities are intended to complement the entertainment experience for racing fans and video lottery players and, therefore, are designed to offer familiar menus with moderate pricing in a comfortable atmosphere.

    Lodge customers principally include local residents and business travelers visiting nearby steel plants and other businesses on weekdays, with a larger number of recreational customers and persons from non-local markets on weekends. Lodge facilities also include the Gatsby Steak Emporium, which seats 125 patrons for casual dining, and an additional 68 persons on an enclosed deck. Food and beverages are also available at the Lodge in Big Al's Deli located in the Speakeasy Gaming Saloon and in the Iron Horse Lounge. Table and barstool seating is available in the Speakeasy Gaming Saloon and the Iron Horse Lounge for the video lottery gaming and off-track wagering patrons accommodated there. The Lodge and its food and beverage operations are operated in combination with its entertainment facilities and are utilized principally to increase racing attendance and video lottery play. Accordingly, the Company maintains inexpensive room and food and beverage rates.

RAMADA INN AND SPEEDWAY CASINO--NORTH LAS VEGAS, NEVADA

    In May of 1998, the Company, through its wholly owned subsidiary, Speakeasy Gaming of Las Vegas, Inc. ("Speakeasy Las Vegas"), purchased a 131-room hotel and casino property (previously known as the Cheyenne Hotel & Casino) and has renamed it the Ramada Inn and Speedway Casino (together with an adjacent 1/2 acre parcel purchased thereafter to augment parking, the "Speedway Property"). Since acquiring the Speedway Property, the Company has renovated 118 of the hotel rooms, refurbished the restaurant, and constructed a 15,600 square foot addition that houses the casino, a new swimming pool, and parking lots that now accommodate 474 cars. The Speedway Property sits on approximately 6.1 acres and consists of one two-story building and one three-story building. The casino and restaurant have an auto-racing theme, as the Speedway Property is the closest hotel and casino to the Las Vegas Motor Speedway.

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

RAMADA INN AND SPEAKEASY CASINO--RENO, NEVADA

    In May of 1998, the Company purchased a 262-room hotel and casino (previously known as the Reno Ramada Plaza Hotel) and has renamed it the Ramada Inn and Speakeasy Casino (the "Reno Property"). An eleven-story tower houses 236 of the Reno Property's hotel rooms, with 26 rooms contained in a separate three-story structure. The Reno Property is located at 6th and Lake Streets in Reno and has parking for approximately 238 cars. The tower also has a restaurant, a deli and two bars. The Reno Property has an 8000 square foot casino area. The property also has a 7,900 square foot convention facility.

OPERATION OF THE NEVADA PROPERTIES/GAMING LICENSING

    On November 12, 1998, the Company, Speakeasy Las Vegas, Speakeasy Reno, and certain of the Company's officers and directors filed applications in the State of Nevada for the permits and licenses required for the Company to operate casinos at the two Nevada Properties. In September of 1999, the Nevada Gaming Commission issued Speakeasy Vegas and Speakeasy Reno two-year licenses to conduct non-restricted gaming at the Nevada Properties. The Gaming Commission also recognized the Company as a publicly traded corporation (thus eliminating the need for each of the Company's shareholders to seek regulatory approval) and found the individual applicants suitable as well. Prior to receiving the licenses, and in order to preserve the properties' exemptions from resort hotel legislation, the Company had leased the casinos to an independent, licensed casino operator pursuant to leases that did not provide any revenues to the Company. Accordingly, the Company did not realize any gaming revenue from the Nevada Properties until October of 1999, when it took over operation of the casinos. Currently, the Company operates approximately 300 slot machines, five blackjack tables and two roulette wheels at the Speedway Property and approximately 200 slot machines, five blackjack tables and a roulette wheel at the Speakeasy Casino.

BUSINESS STRATEGY

    The Company's business strategy involves further developing and expanding its existing operations at Mountaineer Park, operating casinos at the Nevada Properties, and seeking to acquire other middle-market, lower priced (ranging from approximately $5 million to $50 million) gaming and/or parimutuel businesses.

    DEVELOP AND MARKET MOUNTAINEER PARK AS A DESTINATION RESORT AND DIVERSIFIED ENTERTAINMENT FACILITY. Established in 1951 as a horse racing venue, Mountaineer Park historically focused its operations on parimutuel wagering and related amenities. Following the appointment of Edson R. Arneault as Chairman and Chief Executive Officer in April 1995, the Company has sought to capitalize on the passage of the Lottery Act by repositioning the facility as a gaming destination resort and diversified entertainment facility. The Company has invested in excess of $28 million in expansion, renovation, and refurbishment of Mountaineer Park and has incrementally increased the number of Video Slots from 165 at the time of acquisition to approximately 1355 in January of 1999 as legislative developments either permitted additional Video Slots or made their operation more profitable. The Company has also undertaken an aggressive marketing campaign involving print, radio and television advertisements, including 30-minute "infomercials" aired in Mountaineer Park's target markets, and direct mail.

    INCREASE CAPACITY THROUGH EXPANSION OF FACILITIES AND INCREASING VIDEO SLOT COUNT. Mountaineer Park's successful marketing, enhanced facilities and improved racing and Video Slot products have resulted in a paradigm shift: while weekends and summer months, respectively, continue to produce higher volumes of patrons and revenues than weekdays and winter months, respectively, commencing with the fourth quarter of 1999, weekday Video Slot revenues have regularly produced results previously seen only on weekends; and winter months are producing results previously seen only in summer months. Indeed, Video Slot revenue for the month of February 2000 was $10.2 million, which is the highest monthly Video Slot revenue in the Company's history. In order to capitalize on this momentum, the Company's strategy is to increase Mountaineer Park's capacity and attractiveness through expansion and refurbishment as follows:

    - Expand the Speakeasy Gaming Saloon by approximately 50,000 square feet; implement more sophisticated version of speakeasy theme.

    - Add approximately 1,050 Coin Drop and other Video Slots, subject to regulatory approval, bringing machine count to approximately 2,400.

    - Add approximately 220 hotel rooms to satisfy demand at peak times and to permit marketing of convention facilities and golf packages during off-peak times.

    - Add an enclosed swimming pool and spa facilities.

    - Construct convention facilities (approximately 25,000 square feet) to allow promotion of group sales and to host special events.

    - Construct arena (approximately 95,000 square feet with 4,000 seats) to accommodate boxing events, concerts and other events designed to drive patron volume.

    - Construct (or have third party construct and own) new championship golf course and golf training facility on undeveloped acreage.

    Management's strategy is to implement some or all of these expansion plans in phases as cash flow and available financing permit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Sources of Capital." Management's goal is to complete a 15,000 square foot addition to the Speakeasy Gaming Saloon and add, subject to regulatory approval, approximately 550 Coin Drop Video Slots by August of 2000. Management believes that the County sewer project, which is necessary for the implementation of the Company's expansion plans, will be completed by approximately July of 2000.

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

    Management believes that the enhanced quality of racehorses should improve the Company's prospects in export simulcasting. Commencement of export simulcasting activity would not only create a new source of revenue but the anticipated related increase in gross dollars wagered on Mountaineer Park's live races should also generate increases in live handle, as a greater and more diverse wagering pool lessens the impact a particular wager will have on the pay- off odds. Management intends to continue its policy of increasing average daily purses (though not necessarily in the winter months) as well as sponsor substantially increased stakes races in an attempt to develop an export simulcast business. Management does not expect results from racing operations to improve materially, despite larger daily purses, stakes races, better horses, and reduced costs, unless and until Mountaineer Park also commences export simulcasting.

    Commencement of export simulcasting will require significant capital expenditures for equipment and facilities upgrades. In December of 1998, Mountaineer Park and its horsemen executed an agreement, subject to the approval of the West Virginia Racing Commission, with respect to the sharing of the cost of such capital improvements. The Racing Commission sought the advice of the State Attorney General's Office, which believed that the arrangement would violate the State's racing statute. On March 11, 2000, the West Virginia State Legislature passed House Bill 4487 amending the statute to permit such agreements. On March 28, 2000, the Governor signed the bill into law. The Company will again ask the Racing Commission to approve the cost sharing agreement, but cannot assure such approval. Accordingly, the Company does not anticipate commencement of export simulcasting until approximately 120 days after the Racing Commission approves the cost sharing agreement. Thus, no assurances can be given that the Company will successfully commence export simulcasting or that the anticipated results will be realized. See "Operating Costs" and "Parimutuel Commission Operating Costs."

    CREATE AND CULTIVATE NICHE MARKET FOR NEVADA PROPERTIES. Management believes that each of the Nevada properties possesses unique characteristics vis-a-vis direct competitors. The Speedway Property is the closest full service hotel and casino to the Las Vegas Motor Speedway and the only motor racing themed casino in the United States. The property is further distinguished by expansive interior and exterior murals that depict racing scenes; four distinct auto-themed dining areas; and a "Stockcar Frenzy" race simulator, which allows patrons to sit in the drivers seat for a five minute race around the famous Bristol Speedway Track. With its renovated hotel and new casino and bandstand, the Speedway Property is, in management's judgment, the most attractive hotel/casino in the North Las Vegas market. The Company's strategy is to maintain an aggressive print, television, radio and direct mail campaign to focus on these unique characteristics to drive customer traffic. The marketing strategy likewise includes promotions through the Las Vegas Motor Speedway.

    The Company's Speakeasy Casino in Reno provides an intimate atmosphere in newly renovated space. And, while the casino is small, the hotel rooms are spacious. Management believes that the property distinguishes itself from its downtown Reno competitors by virtue of its luxuriousness and unique theme. Management's strategy is to market this property as an upscale spot for locals and convenient hotel for travelers doing business in downtown Reno. The Company's strategy also includes marketing the property's 7,900 square foot convention facility to drive casino traffic.

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

    Specific competitive factors relating to the Company's primary gaming markets include the following:

    MOUNTAINEER PARK. In recent years, the number of gaming options available to consumers in the Company's West Virginia area market has increased considerably. Mountaineer Park's principal direct competitors are Wheeling Downs, located approximately 40 miles to the south in Wheeling, West Virginia, Thistledown, located approximately 85 miles to the northwest in Cleveland, Ohio and The Meadows, located approximately 80 miles away from Mountaineer Park in Washington, Pennsylvania. Wheeling Downs conducts parimutuel greyhound dog racing and video lottery gaming. Thistledown conducts parimutuel thoroughbred horse racing but not video lottery gaming. The Meadows conducts live harness racing and provides import simulcasting, but does not have video lottery gaming. In general, Mountaineer Park competes with other tracks for participation by quality racehorses. The Company also competes with statewide lotteries in West Virginia, Pennsylvania and Ohio, off-track and on-site wagering in Pennsylvania, and, to a lesser extent, destination gaming facilities in Las Vegas and Atlantic City, as well as other entertainment options available to consumers, including live and televised professional and collegiate major sports events. The Company will also compete with off-track wagering in Ohio, which has recently been approved in that state. To the extent that Pennsylvania, Ohio or West Virginia legalizes any forms of casino gaming, slot machines or video lottery gaming, the Company's Video Slot operations could compete with any such new gaming facilities located within driving distance of Mountaineer Park. If permitted under such new legislation, such facilities may offer more gaming machines than Mountaineer Park, as well as forms of gaming not available in West Virginia. Such competition could have a material adverse effect on the Company.

    THE SPEEDWAY PROPERTY. The Company does not intend for the Speedway Property to compete with the high-end luxury hotel/casinos along Las Vegas' famous Strip (along Las Vegas Boulevard between Sahara Avenue and Tropicana Avenue). Although the Strip is the main attraction for gaming patrons who travel to Las Vegas, the Company believes that North Las Vegas constitutes a distinct segment of the Las Vegas gaming market. Nevertheless, management recognizes that the Strip may limit customer traffic to the North Las Vegas area. Even within the North Las Vegas segment of the market, however, Speakeasy Las Vegas faces substantial competition from other small casinos. New properties, or major additions, expansions or enhancements to competitors' existing properties, could have a material adverse effect on the Company.

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

    In March of 2000, California voters passed a proposition to permit Indian tribes to conduct and operate slot machines, lottery games and banked and percentage card games on Indian lands. If the Federal government approves the compacts, the Nevada properties could be adversely impacted as a result of this increased competition.

EMPLOYEES

    As of December 31, 1999, the Company had approximately 1,025 employees (800 in connection with operations at Mountaineer Park and the remainder in Nevada) of whom approximately 70 were represented by a labor union under a collective bargaining agreement. The union representing mutuel clerks at the racetrack has been expanded in recent years to cover certain employees providing off-track betting services at the Lodge. The collective bargaining agreement was extended until November 30, 2002. The Company believes that its employee relations are good.

    The Company anticipates that the number of employees for operations at Mountaineer Park will increase materially in connection with the contemplated expansion.

REGULATION AND LICENSING

    GENERAL. All of the Company's gaming operations are subject to extensive regulations and could be subjected at any time to additional or more restrictive regulations. The Company is also subject to the provisions of West Virginia law that govern the conduct of thoroughbred horse racing in West Virginia (the "West Virginia Racing Act") and the operation of Video Slots in West Virginia (the "Lottery Act"). The Company's live racing, pari-mutuel wagering and Video Slot operations are contingent upon the continued governmental approval of such operations as forms of legalized gaming. The Company also may be materially adversely affected by legislation of additional forms of gaming activity, or expanded licensure, within or near the Company's present or future markets.

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

    WEST VIRGINIA RACING AND GAMING REGULATION. The Company's operations at Mountaineer Park are subject to regulation by the West Virginia State Racing Commission (the "Racing Commission") under the West Virginia Racing Act, and by the West Virginia State Lottery Commission under the Lottery Act. The powers and responsibilities of the Racing Commission include, among other things,
(i) granting permission annually to maintain racing licenses and schedule race meets, (ii) approving simulcasting activities, (iii) licensing all officers, directors, racing officials and certain other employees of the Company and
(iv) approving all contracts entered into by the Company affecting racing and parimutuel wagering operations. Such powers and responsibilities extend to the approval and/or oversight of all aspects of racing and parimutuel wagering operations. In order to conduct simulcast racing, Mountaineer Park is required under West Virginia law to hold a minimum of 210 live race days each year. West Virginia law requires that at least 80% of Mountaineer Park's employees must be citizens and residents of West Virginia and must have been such for at least one year. In addition, certain activities, such as simulcasting races, require the consent of the representatives of a majority of the horse owners and trainers at Mountaineer Park.

    If the Company commences export simulcast activities that occur outside of West Virginia, such operations could be subject to regulation by other state racing commissions, as well as the provisions of the Federal Interstate Horse Racing Act of 1978, which prohibits Mountaineer Park from accepting off-track wagering on simulcast racing without the approval of the Racing Commission and, subject to certain exceptions, of any other currently operating track within 60 miles, or if none, of the closest track in any adjoining state. The Company has received all necessary approvals to conduct its current operations at Mountaineer Park; however, such approvals are subject to renewal and approval annually. The failure to receive or retain approvals or renewals of approvals, or a delay in receiving such approvals and renewals, could cause the reduction or suspension of racing and parimutuel wagering, as well as of Video Slot operations, at Mountaineer Park and have a material adverse effect upon the Company's business, financial condition and results of operations.

    Pursuant to the Lottery Act, each of the two West Virginia horse racetracks and two West Virginia dog racetracks licensed prior to January 1, 1994 and which conduct a minimum number of days of live racing, may apply for an annual license to operate Video Slots at its racetrack. The Lottery Act likewise requires that the operator of Mountaineer Park be subject to a written agreement with the horse owners, breeders and trainers who race horses at that facility (the "Mountaineer Park Horsemen") in order to conduct Video Slots operations. The Company is party to the requisite agreement with the Mountaineer Park Horsemen, which expires on January 1, 2001. The Lottery Act also requires that the operator of Mountaineer Park be subject to a written agreement with the parimutuel clerks in order to operate Video Slots. The Company is party to the requisite agreement with its pari-mutuel clerks which expires on November 30, 2002. The absence of an agreement with the Mountaineer Park Horsemen or the parimutuel clerks at Mountaineer Park, or the termination or non-renewal of such agreement, would have a material adverse effect on the Company's business, financial condition and results of operations. The Lottery Commission has broad powers to approve and monitor all operations of the video lottery terminals, the specification of the terminals and the interface between the terminals and the West Virginia Central Lottery System. The Lottery Commission also acts upon the Company's requests for increases in the number of Video Slots. The Lottery Commission's denial of a request to increase the number of Video Slots at Mountaineer Park could limit the Company's growth and thus adversely affect the Company's business, financial condition and results of operations. In addition, the Lottery Commission licenses all persons who control the licensed entity or are key personnel of the video lottery operation to ensure their integrity and absence of any criminal involvement.

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

    Video Lottery machines may only be operated in the grandstand building of a racetrack where parimutuel wagering is permitted; provided, however, that if a racetrack was authorized by the Lottery Commission prior to November 1, 1993 to operate video lottery machines in another area of the racetrack's facilities, such racetrack may continue to do so as long as there is one video lottery machine in the grandstand building for each two machines located in another area of the racetrack. Accordingly, Mountaineer Park may continue to operate video lottery machines at the Lodge, provided that there are at least half as many machines located in the grandstand building of the racetrack.

    In March of 2000, the West Virginia State Legislature passed a bill, which the Governor signed into law, that amended the Lottery Act to remove the existing 2:1 ratio limitation for Video Slots at the Lodge versus the racetrack building, thus allowing additional Video Slots at the Lodge without regard to the number of Video Slots at the racetrack building.

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

    All revenues derived from the operation of video lottery games must be deposited with the Lottery Commission to be shared in accordance with the provisions of the Lottery Act. Under such provisions, each racetrack must electronically remit to the Lottery Commission its "gross terminal income" (total cash deposited into video lottery machines less the value of credits cleared for winning redemption tickets). To ensure the availability of such funds to the Lottery Commission, each racetrack must maintain in its account an amount equal to or greater than the gross terminal income to be remitted. If a racetrack fails to maintain this balance, the Lottery Commission may disable all of the racetrack's video lottery machines until full payment of all amounts due is made. From the gross terminal income remitted by a licensee, the Lottery Commission will deduct up to 4% to cover its costs of administering video lottery at the licensee's racetrack and divide the remaining amounts as follows: 47% is returned to the racetrack, 30% is paid to the State's general revenue fund, 15.5% is deposited in the racetrack's fund for the payment of purses, and the remaining 7.5% is divided among tourism promotion, Hancock County, the Veterans Memorial Program, the Racetrack Employees Pension Fund, and other programs.

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

    In order to operate non-restricted gaming at the Nevada Properties, the Company, Speakeasy Las Vegas, Speakeasy Reno and certain officers and directors are required to be licensed as operators of a casino by the Nevada Gaming Authorities. A gaming license requires the periodic payment of fees and taxes and is not transferable. The Company has also been registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it will be required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, Speakeasy Las Vegas or Speakeasy Reno without first obtaining licenses and approvals from the Nevada Gaming Authorities. In September of 1999, the Company and all relevant affiliates obtained from the Nevada Gaming Authorities the necessary licenses to engage in gaming activities at the Nevada Properties. With respect to the licenses of Speakeasy Vegas and Speakeasy Reno, the Nevada Gaming Authorities issued licenses for a term of two years, after which the Company will have to apply for and obtain permanent licenses in order to continue conducting gaming operations at those locations.

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

    The Company and the Nevada subsidiaries must submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities, and similar financial transactions by the Company and the Nevada subsidiaries will have to be reported to, or approved by, the Nevada Commission.

    If it were determined that the Company or its Nevada Subsidiaries had violated the Nevada Gaming Control Act or the regulations promulgated thereunder (collectively, the "Nevada Act"), the gaming licenses could be limited, conditioned, suspended, or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Nevada Subsidiaries, the Company, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission.

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

    The Nevada Act requires any person who acquires more than five percent of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10 percent of the Company's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more then 10 percent, but not more than 15 percent, of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies, or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies, or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of the investigation.

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

    The Company must maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company will also be required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. Likewise, the Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire, or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes.

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

    Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who is or proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $15,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A Licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of personal unsuitability.

    IMPACT OF RESORT HOTEL LEGISLATION. The Speedway Property and the Reno Property are subject to legislation passed in 1991 by the Nevada Legislature, which is commonly referred to as the Resort Hotel Legislation. The key portions of this legislation are found in Section 463.1605 of the Nevada Revised Statutes ("NRS"). NRS 463.1605 essentially provides that the Nevada Commission shall not approve a non-restricted gaming license for an establishment located in either Clark County or Washoe County, Nevada, unless the establishment is a resort hotel. A resort hotel is defined to include an establishment held out to the public as a hotel with more than 200 rooms available for sleeping accommodations, at least one bar with capacity for more than 30 patrons, and at least one restaurant with capacity for more than 60 patrons. A county, city or town may require resort hotels to meet standards in addition to those required by NRS 463.1605 as a condition to issuance of a gaming license by the particular county, city or town. The City of Reno has by ordinance increased the room requirement for resort hotels to 300. The Nevada Properties are exempt from NRS
463.1605 because these locations have held non-restricted gaming licenses. The grandfathered exemptions, however, are lost in the event gaming is abandoned within the meaning of the statute and local regulations. The March 1999 commencement of gaming operations at the Speedway Property and the April 1999 commencement at the Reno Property preserved the grandfathered status of the Nevada Properties. The failure to keep the grandfathered exemptions to NRS
463.1605 and the local regulations governing resort hotels (by abandonment of gaming operations) would have a materially adverse effect on the Company.

    COMPLIANCE WITH OTHER LAWS. The Company and facilities are also subject to a variety of other rules and regulations, including zoning, construction and land-use laws and regulations in Nevada and West Virginia governing the serving of alcoholic beverages. Mountaineer Park, Speakeasy Vegas and Speakeasy Reno derive a significant portion of their other revenues from the sale of alcoholic beverages. Any interruption or termination of the ability to serve alcoholic beverages would have a material adverse effect on the Company's business, financial condition and results of operations.

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

DISCONTINUED OPERATIONS

    In January 1992, as part of its plan of reorganization, the Company, through its wholly owned subsidiary, ExCal Energy Corporation, acquired from various affiliates of the Company's president and chairman, Edson Arneault (prior to his becoming an affiliate of the Company), oil and gas leases and wells in Ohio (the "Ohio Interests") and an interest in oil wells in Michigan (the "Michigan Interests"). Pursuant to an October 1993 Plan of Orderly Liquidation, in December of 1994, the Company sold the Ohio Interests for notes valued at approximately $426,000. In October of 1998, the Company exchanged the Michigan Interests with an affiliate of its former joint venture partner for an assignment of production payment in the amount of $2.5 million, which is convertible at the Company's election into up to 25% of the equity of the purchaser. In connection with the exchange of the Michigan Interests, the Company likewise agreed to lend to the purchaser up to $500,000 for development of the project and acquisition of related assets. The loan is secured by substantially all of the assets of the purchaser. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Discontinued Operations"; Note 10 of the Notes to Consolidated Financial Statements; and "Certain Relationships and Related Transactions".

ITEM 2. PROPERTIES

    HOTEL, GAMING, RACING AND OTHER PROPERTY

    Mountaineer Park is comprised of a thoroughbred racetrack and the Lodge providing video lottery gaming, off-track wagering, dining and lounge facilities as well as facilities for, swimming, tennis and other outdoor activities covering approximately 1,066 acres (including approximately 835 undeveloped acres) in Chester, West Virginia. The Mountaineer Park facility encompasses approximately 4,100 feet of frontage on the Ohio River. Mountaineer Park also owns a 168-acre tract including the Woodview Golf Course in New Cumberland, West Virginia.

    The Speedway Property sits on approximately 6.1 acres and consists of one two-story building and one three-story building with a total of 131 hotel rooms. The Property also has a restaurant and lounge facilities, as well as the newly constructed 15,600 square foot casino building with parking for 474 cars.

    The Reno Property sits on approximately 1.74 acres in downtown Reno and consists of an eleven-story tower that contains 236 of the Reno Property's hotel rooms, with 26 rooms contained in a separate three-story structure. The Reno Property is located at 6th and Lake Streets in Reno and has parking for approximately 238 cars. The tower also has a restaurant, a deli and two bars. The Reno Property has an 8000 square foot casino area and a convention facility of approximately 7,900 square feet.

    Substantially all of the Company's assets are pledged to secure the debt evidenced by the Credit Agreement dated as of December 20, 1999 among Mountaineer Park, Inc., Speakeasy Las Vegas, Speakeasy Reno, the Company and Wells Fargo Bank.

    EQUIPMENT LEASES

    At December 31, 1999, in connection with video lottery and racing operations, Mountaineer Park leased 955 video lottery machines, a totalisator system, video tape and closed circuit television systems and other equipment required for its operations. At December 31, 1999, Speakeasy Las Vegas leased 219 slot machines, outdoor signs, and coin operate telephones required for its operations. At December 31, 1999, Speakeasy Reno leased 178 slot machines, outdoor signs, a dishwashing machine and coin operated telephones required for its business operations.

ITEM 3. LEGAL PROCEEDINGS

    PENDING LITIGATION

    REINHOLD V. MOUNTAINEER PARK, INC., Circuit Court of Hancock County, West Virginia, Civ. No. 98-30-W. On February 19, 1998 Juanita Reinhold filed a complaint against Mountaineer Park, alleging wrongful termination of employment and improper use of polygraph testing. Ms. Reinhold seeks $250,000 in compensatory damages, $250,000 in punitive damages, plus costs and attorney's fees. Mountaineer Park has answered the complaint, denying any liability on the grounds that Ms. Reinhold's employment was properly terminated and the polygraph examination was administered by the local law enforcement authorities, in the presence of Ms. Reinhold's counsel, in connection with a police investigation. Plaintiff has only recently obtained substitute counsel after the October 1998 withdrawal of her original counsel in the face of Mountaineer Park's motion to disqualify him. Discovery has only recently commenced.

    The Company (including its subsidiaries) is also a defendant in various lawsuits relating to routine matters incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is quoted on the NASDAQ SmallCap Market under the symbol "MNTG". On March 22, 2000, the closing trade price for the Company's Common Stock was $2.8125. As of March 22, 2000, there were approximately 654 stockholders of record of the Company's Common Stock.

    The Company historically has not paid cash dividends and does not intend to pay such dividends in the foreseeable future.

    The following table sets forth the range of high and low bid price quotations obtained from the National Quotation Bureau, LLC for the Common Stock for the two fiscal years ended December 31, 1998 and 1999 and for the period of January 1, 2000 through March 22, 2000. These quotes are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                          HIGH         LOW
                                                        ---------   ---------
Year Ended December 31, 1998:
  First Quarter.......................................  $  2.9375   $    2.00
  Second Quarter......................................    3.46875      2.4375
  Third Quarter.......................................        2.5       1.625
  Fourth Quarter......................................    2.84375        1.75
Year Ending December 31, 1999:
  First Quarter.......................................     2.6875     1.96875
  Second Quarter......................................    3.65625      2.5625
  Third Quarter.......................................    3.59375        2.50
  Fourth Quarter......................................    3.46875       2.375
Year Ending December 31, 2000:
  First Quarter (January 1, 2000 through March 22,
    2000).............................................     3.3125      2.4375

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data set forth below as of and for each of the five years ended December 31, 1999, have been derived from the audited consolidated financial statements of the Company, certain of which are included elsewhere in this Report, and should be read in conjunction with those consolidated financial statements (including the notes thereto) and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

                                                  FISCAL YEAR ENDED DECEMBER 31,
                               --------------------------------------------------------------------
                                   1999          1998          1997          1996          1995
                               ------------   -----------   -----------   -----------   -----------
Statement of Operations Data:
Revenues.....................  $113,421,000   $83,110,000   $60,138,000   $40,204,000   $24,927,000
Income/(loss) from continuing
  operations.................     6,995,000    10,423,000     4,694,000     1,155,000    (5,313,000)
Income/(loss) per share from
  continuing operations
Basic:.......................           .33           .51           .24           .06          (.33)
Assuming dilution:...........           .28           .44           .22           .06          (.33)
Discontinued operations data:
Revenues.....................            --            --            --            --            --
Loss from extraordinary
  item.......................      (756,000)
Loss from discontinued
  operations.................            --    (2,735,000)           --            --            --
Loss per share from
  discontinued operations in
  1998; extraordinary item in
  1999.......................
Basic........................          (.03)         (.13)           --            --            --
Assuming dilution............          (.03)         (.11)           --            --            --
Balance Sheet Data:
Working Capital
  (Deficiency)...............     1,419,000    12,457,000     9,785,000     3,897,000    (7,453,000)
Current Assets...............    13,161,000    15,016,000    12,884,000     7,016,000     1,972,000
Current Liabilities..........    11,742,000     2,559,000     3,099,000     3,119,000     9,425,000
Total assets-continuing
  operations.................    69,559,000    59,737,000    38,285,000    28,262,000    23,131,000
Net assets-discontinued
  operations.................            --            --     2,616,000     2,616,000     2,616,000
Total Liabilities............    39,850,000    36,547,000    25,788,000    20,612,000    19,763,000
Total Stockholders' Equity...    29,709,000    23,190,000    15,113,000    10,266,000     5,984,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The Company anticipates that Mountaineer Park, particularly gaming operations, will continue to be the dominant factor in the Company's financial condition for at least the next fiscal year. Having obtained its Nevada gaming licenses and taken over gaming operations at the Nevada properties in the fourth quarter of 1999, the Company expects the financial performance of those properties to improve as well.

TWELVE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO TWELVE MONTHS ENDED
  DECEMBER 31, 1998

    Total revenues increased by $30,311,000 from 1998 to 1999, an increase of 36.5%. Approximately $26.3 million of the increase was produced by gaming operations at Mountaineer Park. Mountaineer Park's revenue from parimutuel commissions decreased by $292,000, or 6.1%; its lodging revenues increased by $83,000, or 5.6%; food and beverage revenues increased by $1.3 million or 26.8% to $6.3 million; and other revenues increased by $670,000 or 37.2%.

    The Nevada Properties contributed $3,225,000 in revenues in the year ended December 31, 1999, a $2.2 million or 208.4% increase from revenues of $1,046,000 for the year ended December 31, 1998. In 1998, the Speedway Property was generally dark during renovation of hotel rooms and food and beverage facilities and construction of the 15,600 square foot casino building and parking lots. This property's hotel and food and beverage facilities were re-opened in March 1999. The Company had no revenues from gaming operations at either property during 1998 and through September 1999. On October 1, 1999, the Company took over gaming operations at the two Nevada Properties. The gaming revenue for the three months of operation in 1999 was $621,000. The sources of the remaining revenues for 1999 were $1.9 million from lodging, $619,000 from food and beverage and $60,000 in other income.

GAMING OPERATIONS

    Revenues from gaming operations increased 39.1% from $69.0 million in 1998 to $96.0 million in 1999. Management attributes the dramatic increase to the following factors: (1) the increase in machine count from 1,200 to 1,300 by introducing 100 progressive Video Slots; (2) the introduction of 400 coin drop slot machines in November 1999; (3) the July 1998 increase in ratio (from 1:1 to 2:1) of gaming machines located at the Lodge as compared to the racetrack building; (4) continued aggressive marketing; and (5) the expanded hours of operation for the track based gaming machines commencing in June of 1999 (resulting in a 37% increase in the net win per machine per day for such machines).

    An amendment of the Lottery Law that became effective in June of 1998 permitted Mountaineer Park to change the ratio of Video Slots located in the Lodge versus the racetrack building from 1:1 to 2:1. Terminals located in the Lodge's Speakeasy Gaming Saloon are more popular than those at the racetrack and account for significantly more revenue. To capitalize on the change in law, the Company constructed a 12,000 square foot addition to the Lodge's Speakeasy Gaming Saloon, obtained regulatory approval to increase the total number of Video Slots from 1,000 to 1,200 (by leasing 200 new "nickel" machines), and placed 800 Video Slots in the Lodge and 400 in the racetrack building (as of July 2, 1998). In January of 1999, an additional 100 progressive gaming machines were placed in the gaming areas.

    In December 1998, Mountaineer Park leased 100 more Video Slots (62 in the Speakeasy and 38 in the racetrack building) from a third manufacturer in anticipation of initiating four progressive Video Slot banks. These machines were placed in service on December 17, 1998 and therefore did not have a material impact on operations for the year ended December 31, 1998. Since
May 9, 1999, Mountaineer has paid approximately $1,250,000 in large progressive jackpots.

    In April of 1999, the Lottery Law was amended, effective June 11, 1999, to permit Mountaineer Park to operate coin drop, mechanical reel Las Vegas-style slot machines. On June 14, 1999, in anticipation of adding coin drop machines, the Company began increasing the number of days during which the machines located at the racetrack remain in operation. Previously, those machines operated only on live racing days and during special events. Also the Speedway Gaming Room was built to house 72 new coin drop machines in the track's lower grandstand. In November of 1999, Mountaineer Park introduced its first coin drop machines. During November and December of 1999, the average daily win per coin drop machine was $251 compared to $147 for other Video Slots.

    For the twelve months ended December 31, 1999, average daily net win for the track-based Video Slots was $96 (including $0 for days before June 1999 when there was no live racing), compared to $261 earned on the Lodge-based terminals for a facility-wide average of $200 per machine per day. A summary of the video lottery gross wagers less patron payouts ("net win") for the twelve months ended December 31, 1999 and 1998 is as follows:

                                                     1999             1998
                                                --------------   --------------
                                                      TWELVE MONTHS ENDED
                                                          DECEMBER 31
                                                -------------------------------
Total gross wagers............................  $  373,767,000   $  240,164,000
Less patron payouts...........................  $ (278,435,000)  $ (171,172,000)
                                                --------------   --------------
Revenue--
video lottery operations......................  $   95,332,000   $   68,992,000
                                                ==============   ==============
Average daily net win per terminal............  $          200   $          171
                                                ==============   ==============

    Since October 1, 1999, the Company has operated gaming at its two Nevada Properties. The North Las Vegas property had gaming revenues of $379,000 for the three months ending December 31, 1999. The Reno property's gaming revenues were $242,000 for the same period. The Company believes after the scheduled Grand Openings in March and April of 2000, with a more aggressive advertising campaign and the completion of the renovations at the two locations, these amounts will significantly increase.

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

    Parimutuel commissions for the twelve months ended December 31, 1999 and 1998 are summarized below.

                                                        1999          1998
                                                     -----------   -----------
                                                        TWELVE MONTHS ENDED
                                                            DECEMBER 31
                                                     -------------------------
Live racing parimutuel handle......................  $19,824,000   $21,594,000
Simulcast racing parimutuel handle.................   21,249,000    22,217,000
Less patrons' winning tickets......................  (32,486,000)  (34,661,000)
                                                     -----------   -----------
                                                       8,587,000     9,150,000
State and county parimutuel tax....................     (485,000)     (494,000)
Purses and Horsemen's Association..................   (3,598,000)   (3,860,000)
                                                     -----------   -----------
Revenues parimutuel commissions....................  $ 4,504,000   $ 4,796,000
                                                     ===========   ===========

    Despite a 26.9% increase in the average daily purses (from $66,000 in 1998 to $83,750 in 1999) and higher patron volume, total revenues for parimutuel commissions for the year ending December 31, 1999 decreased 6.1% in comparison to 1998. Live racing handle decreased 8% to $19.8 million in 1999 from $21.6 million in 1998. Simulcast handle in 1999 decreased by $968,000 (4%) to $21.2 million in comparison to the same period in 1998. Management attributes the decrease in parimutuel revenue largely to the scheduling of special events such as concerts and boxing matches on live race days. Management had hoped that new patrons drawn by special events would likewise become parimutuel wagering and slot patrons. The anticipated increase in slot revenue was realized while the increase in parimutuel handle was not. These events in 2000 have been scheduled for evenings that will not conflict with regularly scheduled race days.

    Management does not expect results from racing operations to improve materially, despite larger daily purses, stakes races, better horses and larger patron volume for the resort, unless and until Mountaineer Park also commences export simulcasting. Export simulcasting would not only create a new source of revenue but the anticipated related increase in gross dollars wagered on Mountaineer Park's live races should also generate increases in live handle (as a greater and more diverse wagering pool lessens the impact a particular wager will have on the pay-off odds). The commencement of export simulcasting would involve substantial capital improvements (approximately $4-5 million). In December of 1998, Mountaineer Park and its horsemen executed an agreement, subject to the approval of the West Virginia Racing Commission, with respect to the sharing of the cost of such capital improvements. The Racing Commission sought the advice of the State Attorney General's Office, which originally believed that the arrangement would violate the State's racing statue. The Company asked the Attorney General's Office to reconsider that conclusion. At the same time, the Company pursued legislation to make plain that the statute permitted the agreement. On March 11, 2000, the West Virginia State Legislature passed House Bill 4487 amending the statute to permit such agreements. On March 28, 2000, the Governor signed the bill into law. The Company will again ask the Racing Commission to approve the cost sharing agreement. Accordingly, the Company does not anticipate commencement of export simulcasting until approximately 120 days after the Racing Commission approves the cost sharing agreement. Thus, no assurances can be given that the Company will successfully commence export simulcasting, or commence such activity within the anticipated time, or that the anticipated results will be realized. See "Operating Costs" and "Parimutuel Commission Operating Costs."

LODGING, FOOD AND BEVERAGE

    Revenues from lodging, food and beverage accounted for a combined increase of 39.1% or $2.9 million to $10.4 million for the year ended December 31, 1999, from $7.5 million for the same period in 1998. Company wide, restaurant, bar and concession facilities produced $1.9 million of the revenue increase, while lodge revenues increased $1.0 million. Of the increase in revenues, food and beverage operations accounted for approximately 65% of the revenues from this profit center in 1999 and 67% in 1998. At Mountaineer Park, food and beverage revenues increased
$1.3 million to $6.3 million in 1999. Management believes that increased revenues from lodging, food and beverage at Mountaineer Park resulted primarily from enhanced gaming facilities and related advertising, which in turn led to increased larger patron volume. Of the $2.9 million increase in food, beverage and lodging revenue, 52% or $1.5 million can be attributed to the Nevada Properties.

OTHER OPERATING REVENUES

    Other revenues increased by $710,000, or 39% from 1999 to 1998. Other sources of revenues consist primarily of non-core businesses such as admission, program sales, golf, special events, such as concerts and professional boxing matches, check cashing and ATM services. Other operating revenues also included two refunds for overpayment of prior years' sales tax in the amount of $271,000. Due to the purchase of Woodview Golf Course in 1999, golf revenues increased by $212,000 to $380,000. Revenues from ATM service fees, a new service instituted in July of 1998, were $364,000 in 1999 compared to $143,000 in 1998. Revenues from admissions and program sales increased by $105,000 to $451,000 in 1999. While these activities are non-core business activities, Management believes that they are necessary to attract gaming patrons.

OPERATING COSTS

    The Company's $30.3 million increase in revenues was accompanied by higher total costs, as directly related expenses increased by $19.5 million to $73.6 million in 1999 compared to 1998. Approximately $15 million of the increase in operating costs is attributable to the gaming operations, which includes applicable state taxes and fees. Parimutuel direct cost increased by $337,000, while cost of lodging and food and beverage increased by $2.9 million. Of the 44.8% increase in the cost of food and beverage and lodging, $1.35 million can be attributed to the Nevada Properties. The cost of other income increased by $1.2 million in 1999 to $2.4 million. The increase is due primarily to higher operating costs for golf attending the operation of a full-length golf course as opposed to a nine-hole executive course and increased spending on entertainment offerings for patrons at Mountaineer Park.

    The 36.5% increase in revenues was also accompanied by a 62.9% increase in marketing and promotions expense. There was a 37.3% increase in general and administrative expenses, and a 44.9% increase in depreciation and amortization. The increased marketing and promotion expenses were due primarily to the production costs and broadcast costs of the Company's second infomercial, "Hancock County, We're on Top of West Virginia", increases in direct mail, print, radio and television advertising and increased prize giveaways. The increase in general and administrative expenses was due primarily to
(1) additional personnel engaged in maintenance, housekeeping and security to accommodate Mountaineer Park's larger crowds; (2) an increase in employee benefits in the form of insurance and employee meals; (3) travel and insurance costs along with professional fees related to financing and acquisition activity, including consideration of acquisitions that were not consummated. The Nevada Properties' general and administrative costs were $1.9 million in 1999, compared to $413,000 in 1998 due primarily to increased patronage and the re-opening of the Speedway Property.

    Operating Costs and gross profits earned from operations for the twelve-month periods ended December 31, 1999 and 1998 are as follows:

                                                        1999          1998
                                                     -----------   -----------
                                                            YEARS ENDED
                                                            DECEMBER 31
                                                     -------------------------
Operating Costs
Video Lottery Terminals............................  $56,431,000   $41,404,000
Parimutuel Commissions.............................    5,300,000     4,963,000
Lodging, Food and Beverage.........................    9,441,000     6,522,000
Other..............................................    2,425,000     1,212,000
                                                     -----------   -----------
Total Operating Costs..............................  $73,597,000   $54,101,000
                                                     ===========   ===========

                                                        1999          1998
                                                     -----------   -----------
                                                            YEARS ENDED
                                                            DECEMBER 31
                                                     -------------------------
Gross Profit (Loss)
Video Lottery Terminals............................   39,521,000   $27,588,000
Parimutuel Commissions.............................     (796,000)     (167,000)
Lodging, Food and Beverage.........................      991,000       977,000
Other..............................................      108,000       611,000
                                                     -----------   -----------
Total Gross Profit (Loss)..........................  $39,824,000   $29,009,000
                                                     ===========   ===========

GAMING OPERATING COSTS

    Costs of gaming revenue for 1999 increased by $15 million or 36.3% from $41.4 million to $56.4 million for the year ended December 31, 1999, compared to 1998, in proportion to the increase in revenue. (See Note 12 of the Consolidated Financial Statements). Such expenses accounted for $14.3 million of the total cost increase of the additional expenses incurred in connection with gaming. Gaming machine lease expense increased by $566,000 in comparison to 1998 due to the new 200 machines installed in July 1998 and the additional 100 machines installed in December 1998. Wages and benefits as well as supplies expense increased from 1998 to 1999 by $489,000 in response to higher levels of patron play, patron volume and the additional personnel required for coin drop slot operations compared to other machines. There was $625,000 of gaming expense in Nevada in 1999, the first year of gaming operations.

    Under the Lottery Act, the following statutory rates paid to certain entities are in effect.

State of West Virginia......................................    30.0%
Hancock County..............................................     2.0%
Horseman's Association (racing purses)......................    15.5%
Other.......................................................     5.5%
                                                                ----
Total Statutory Payments....................................    53.0%(1)
                                                                ====

------------------------

(1) Excludes up to a 4% administrative fee charged by the State of West Virginia based on revenues. In addition, rates are applied to revenues net of this 4% administrative fee. (See Note 12 to the Consolidated Financial Statements of the Company.)

    Statutory costs and assessments excluding the State Administrative fee for the respective twelve-month periods are as follows:

                                                        1999          1998
                                                     -----------   -----------
                                                        TWELVE MONTHS ENDED
                                                            DECEMBER 31
                                                     -------------------------
Employee Pension Fund..............................  $   474,000   $   339,000
Horseman's Purse Fund..............................   14,703,000    10,511,000
                                                     -----------   -----------
  Subtotal.........................................   15,177,000    10,850,000
State of West Virginia.............................   28,457,000    20,343,000
Tourism Promotion Fund.............................    2,846,000     2,034,000
Hancock County.....................................    1,897,000     1,356,000
Stakes Races.......................................      949,000       678,000
Miscellaneous State Projects.......................      949,000       678,000
                                                     -----------   -----------
  Total............................................  $50,275,000   $35,939,000
                                                     ===========   ===========

PARIMUTUEL COMMISSIONS OPERATING COSTS

    Total costs (the individual components of which are detailed below) of parimutuel commission revenue attributable to racing increased by $337,000 to approximately $5.3 million in 1999. Purse expense (consisting of statutorily determined percentages of live racing handle) decreased by $177,000, 8.3%, to $1.9 million in 1999, which is consistent with the 8.2% decrease in live handle. In connection with simulcasting race operations, contractual fees paid to host tracks and additional statutorily determined percentages of simulcast commissions contributed to the purse fund for live racing decreased $70,000 to $2.170 million in 1999 consistent with the 4.0% decrease in simulcasting wagers. Parimutuel commissions revenue is reported net of these expenses in the Consolidated Statement of Operations.

    Direct and indirect wages and employee benefits attributable to racing operations increased by $240,000 to approximately $2.6 million in 1999 due to expanded hours of OTB operations trackside to accommodate cross-selling to slot payers during the expanded hours of slot operations. Also due to a change in state mandated testing, veterinarian service costs increased by $131,000 in 1999 to $196,000.

LODGING, FOOD AND BEVERAGE OPERATING COSTS

    Direct expenses of lodging, food and beverage operations increased from $6.5 million in 1998 to $9.4 million in 1999. Of the $2.9 million increase in expenses, $1.35 million is attributable to the Nevada Properties. The lodging, food and beverage operation earned a gross profit of $991,000 compared to $977,000 in 1998, an increase of $14,000. Lodging direct costs totaled $2,651,000 for 1999 compared to $2.2 million in 1998.

    The Nevada Properties' gross profit for these areas was $192,000 in 1999 compared to $23,000 in 1998. The Speedway Property in North Las Vegas was not in operation due to extensive remodeling from September 13, 1998 to March 1, 1999. Direct costs of lodging for the Nevada Properties were $1.3 million, a $351,000 increase over 1998. This increase resulted from the Speedway Property being open for nine months as opposed to three months in 1998. In 1999, gross profit from food and beverage operations was $408,000. The profit margin for food and beverage at the Nevada Properties increased from 44% in 1998 to 60% in 1999 due primarily to greater patronage leading to more efficient absorption of fixed costs. In compliance with applicable requirements of the State of Nevada, the restaurants at these properties were open 24 hours a day, 7 days a week even though gaming facilities at these locations were not fully operational.

    Mountaineer Park's gross profit for these profit centers was $800,000 in 1999 compared to $955,000 in 1998. The decline in gross profit is attributable to several factors, including increased cost for wages and employee benefits owing to an increase in service personnel in these areas, increased use of special food and beverage pricing to attract more gaming patrons, and higher cost of waste disposal and utilities.

COSTS OF OTHER OPERATING REVENUES

    Costs of other revenues, consisting primarily of non-core businesses such as racing programs, golf, special event ticket sales and check cashing doubled from $1.2 million in 1998 to $2.4 million in 1999. This increase can be attributed to golf course operations ($399,000), special events costs ($577,000) and admissions and program sales ($129,000). The Company believes the acquisition of a full-length golf course and the increase in frequency and quality of special events at Mountaineer Park were important factors in enhancing Mountaineer Park's image as a resort and attracting and maintaining more gaming patrons.

MARKETING AND PROMOTIONS EXPENSE

    Marketing and promotions expense at Mountaineer Park increased by $1.7 million to $4.7 million for the year ended December 31, 1999. This increase resulted primarily from increased advertising expenses in connection with the Company's aggressive marketing campaign, its second infomercial, which was produced and broadcast in 1999, the advertising campaign to introduce coin drop machines and the new point award system at the Frequent Players Club. In 1998, Mountaineer Park's advertising costs were defrayed by a state grant in the amount of $560,000 compared to $196,000 in 1999. Advertising costs for the Nevada Properties increased by $207,000 in 1999 to $229,000 due to advertising campaigns initiated in anticipation of the grand openings of these properties in 2000.

GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST

    The Company's general and administrative expense for 1999 increased by $3.9 million, or 37.3%, to $14.4 million compared to $10.5 million for the year ended December 31, 1999 (which is consistent with the increase in revenue). The reasons for the increase in this area are twofold. First, with respect to operations, the increases were due to (i) a $790,000 increase in salaries for security, housekeeping, maintenance and accounting staff to accommodate the larger crowds at Mountaineer Park; together with (ii) the $424,000 increase in employee benefit expense. Secondly, with respect to implementation of the Company's business strategy (to acquire other middle-market, lower priced gaming or parimutuel businesses, and the refinancing activity of debt), professional fees and travel expenses related to these activities increased by $922,000 in 1999. Due largely to the commencement of operations at the Speedway Property (which was dark in 1998) and increased activity at the Reno Property, general and administrative costs increased by $1.5 million from $414,000 in 1998.

    Interest expense (which does not include loss on debt extinguishment reported as an extraordinary item) did not vary materially for the periods being compared. The Company refinanced its long-term debt in late December of 1999. The effect of the lower interest rate, from 13% to LIBOR plus 3% (for an interest rate of 9.16% for the first six months of the term) will not be seen until 2000. See "Liquidity and Sources of Capital."

    Depreciation and amortization costs increased by 44.9% from $3.8 million in 1998 to $5.5 million in 1999, reflecting increased capitalization of improvements completed at Mountaineer Park's facilities (such as the 12,000 square foot addition to the Speakeasy, the purchase of Woodview Golf Course, and the purchase of 400 coin drop slot machines) and the acquisition of the Nevada Properties. Depreciation for the Nevada Properties was $1.2 million.

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

    The Nevada Properties contributed $1,046,000 in lodging, food and beverage revenues in the year ended December 31, 1998. Since the May 1998 acquisition, the Speedway Property was generally dark during renovation of hotel rooms and food and beverage facilities and construction of the 15,600 square foot casino building and parking lots. There were no gaming operations at either property during 1998.

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

    With the expansion of the Speakeasy, Mountaineer Park also doubled the size of Big Al's Deli and added additional bar and entertainment facilities

    In December 1998, Mountaineer Park leased 100 more Video Slots (62 in the Speakeasy and 38 in the racetrack building) from a third manufacturer in anticipation of initiating four progressive Video Slot banks. These machines were placed in service on December 17, 1998 and therefore did not have a material impact on operations for the year ended December 31, 1998.

    A summary of the video lottery gross wagers less patron payouts ("net win") for the twelve months ended December 31, 1998 and 1997 is as follows:

                                                     1998             1997
                                                --------------   --------------
                                                      TWELVE MONTHS ENDED
                                                          DECEMBER 31
                                                -------------------------------
Total gross wagers............................  $  240,164,000   $  171,138,000
Less patron payouts...........................  $ (171,172,000)  $ (121,951,000)
                                                --------------   --------------
Revenue--
video lottery operations......................  $   68,992,000   $   49,187,000
                                                ==============   ==============
Average daily net win per terminal............  $          171   $          140
                                                ==============   ==============

PARIMUTUEL COMMISSIONS

    Parimutuel commissions for the twelve months ended December 31, 1998 and 1997 are summarized below.

                                                        TWELVE MONTHS ENDED
                                                            DECEMBER 31
                                                     -------------------------
                                                        1998          1997
                                                     -----------   -----------
Live racing parimutuel handle......................  $21,594,000   $20,100,000
Simulcast racing parimutuel handle.................   22,217,000    20,875,000
Less patrons' winning tickets......................  (34,661,000)  (32,464,000)
                                                     -----------   -----------
                                                       9,150,000     8,511,000
State and county parimutuel tax....................     (494,000)     (493,000)
Purses and Horsemen's Association..................   (3,860,000)   (3,581,000)
                                                     -----------   -----------
Revenues--parimutuel commissions...................  $ 4,796,000   $ 4,437,000
                                                     ===========   ===========

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

OPERATING COSTS

    Total operating costs increased by 31.6% from $41.1 million in 1997 to $54.1 million in 1998. Approximately $11.3 million of the increase was attributable to the cost of operating video lottery terminals, which includes applicable state taxes and fees, and related advertising. The Company's 38.2% increase in revenues in 1998 were accompanied by a 31.6% increase in cost of revenues, a 13.4% increase in marketing and promotions expense, a 33.1% increase in general and administrative expenses, and a 58.3% increase in depreciation and amortization. The Nevada Properties' general and administrative costs were $413,000 in 1998.

    Gross profit increased 52.5% in 1998 to $29.0 million compared from $19.0 million in 1997.

    Operating Costs and gross profits earned from operations for the twelve-month period ended December 31, 1998 and 1997 are as follows:

                                                            YEARS ENDED
                                                            DECEMBER 31
                                                     -------------------------
                                                        1998          1997
                                                     -----------   -----------
Operating Costs
Video Lottery Terminals............................  $41,404,000   $30,081,000
Parimutuel Commissions.............................    4,963,000     5,591,000
Lodging, Food and Beverage.........................    6,522,000     4,268,000
Other..............................................    1,212,000     1,171,000
                                                     -----------   -----------
Total Operating Costs..............................  $54,101,000   $41,111,000
                                                     ===========   ===========

                                                            YEARS ENDED
                                                            DECEMBER 31
                                                     -------------------------
                                                        1998          1997
                                                     -----------   -----------
Gross Profit (Loss)
Video Lottery Terminals............................  $27,588,000   $19,106,000
Parimutuel Commissions.............................     (167,000)   (1,154,000)
Lodging, Food and Beverage.........................      977,000     1,149,000
Other..............................................      611,000       (74,000)
                                                     -----------   -----------
Total Gross Profit (Loss)..........................  $29,009,000   $19,027,000
                                                     ===========   ===========

VIDEO LOTTERY TERMINALS OPERATING COSTS

    Costs of video lottery revenue for 1998 increased by $11.3 million or 37.6% from $30.1 million for 1997 to $41.4 million for the year ended December 31, 1998, reflecting an increase in statutory expenses (See Note 12 of the Consolidated Financial Statements). Such expenses accounted for $10.5 million of the total cost increase with the additional expenses incurred in connection with video lottery. VLT lease expense increased by $297,000 in comparison to 1997 due to the new 200 machines installed in July 1998 and the additional 100 machines installed in December 1998. Wages and benefits and supplies expense increased from 1997 to 1998 by $280,000 in response to higher levels of patron play and patron volume.

    Under the Lottery Act, the following statutory rates paid to certain entities are in effect.

State of West Virginia......................................     30.0%
Hancock County..............................................      2.0%
Horseman's Association (racing purses)......................     15.5%
Other.......................................................      5.5%
                                                               ------
Total Statutory Payments....................................     53.0%(1)
                                                               ======

------------------------

(1) Excludes up to a 4% administrative fee charged by the State of West Virginia based on revenues. In addition, rates are applied to revenues net of this 4% administrative fee. (See Note 12 to the Consolidated Financial Statements of the Company.)

    Statutory costs and assessments excluding the State Administrative fee for the respective twelve-month periods are as follows:

                                                           TWELVE MONTHS
                                                         ENDED DECEMBER 31
                                                     -------------------------
                                                        1998          1997
                                                     -----------   -----------
Employee Pension Fund..............................  $   339,000   $   241,000
Horseman's Purse Fund..............................   10,511,000     7,480,000
                                                     -----------   -----------
  Subtotal.........................................   10,850,000     7,721,000
  State of West Virginia...........................   20,343,000    14,476,000
Tourism Promotion Fund.............................    2,034,000     1,448,000
Hancock County.....................................    1,356,000       965,000
Stakes Races.......................................      678,000       483,000
Veterans Memorial (now Miscellaneous State
  Projects)........................................      678,000       482,000
                                                     -----------   -----------
  Total............................................  $35,939,000   $25,575,000
                                                     ===========   ===========

PARIMUTUEL COMMISSIONS OPERATING COSTS

    Total costs (the individual components of which are detailed below) of parimutuel commission revenue decreased by $628,000 to approximately $5 million in 1998. One of the primary causes of this decrease is the reduction of the required number of live racing from 220 days a year in 1997 to 210 days in 1998. Purse expense (consisting of statutorily determined percentages of live racing handle) increased by $160,000, 8.1%, to $2.1 million in 1998, which is consistent with the increase in live handle. In connection with simulcasting race operations, contractual fees paid to host tracks and additional statutorily determined percentages of simulcast commissions contributed to the purse fund for live racing increased $116,000 to $2.3 million in 1998 consistent with the 7.4% increase in simulcasting wagers.

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

LODGING, FOOD AND BEVERAGE OPERATING COSTS

    Direct expenses of lodging, food and beverage operations increased from $4.3 million in 1997 to $6.5 million in 1998. Of the $2.3 million increase in expenses, $1.0 million is attributable to the Nevada Properties. The lodging, food and beverage operation earned a gross profit of $977,000 compared to $1.1 million in 1997, a decrease of $172,000. The Nevada Properties' gross profit for these areas was $23,000. Lodging direct costs totaled $2.2 million for 1998 compared to $821,000 in 1997. Direct costs for lodging for the Nevada Properties were $976,000. Lodge wages and employee benefits for the West Virginia property increased by $90,000 to $458,000 in 1998 from $368,000 in 1997, while food and beverage operation wages and employee benefits increased by $296,000 in 1998. Such increases were caused as a result of an increase in service personnel in these areas.

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

GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST

    The Company's general and administrative expense increased by $2.6 million to $10.5 million, or 33.1%, from $7.9 million for the year ended December 31, 1998 as compared to 1997. Such increase resulted primarily from an increase of $1.5 million in service personnel. The increases in accounting and administrative salaries were caused in part by the additions of an Internal Audit department and a Management Information Systems department. Professional fees due to financing and acquisition activity (including acquisitions that were considered but not consummated) increased by $375,000. The Nevada Properties had general and administrative expenses totaling $413,000 in 1998.

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

LIQUIDITY AND SOURCES OF CAPITAL

    The Company's working capital balance stood at $1,419,000 at December 31, 1999, and its unrestricted cash balance amounted to $7,380,000. Racing purses are paid from funds contributed by the Company to bank accounts owned by the horse owners who race at Mountaineer Park. At December 31, 1999, the balances in these accounts exceeded the purse payment obligations by $1,212,000; this amount is available for payment of future purse obligations at the discretion of the Company and in accordance with the terms of its agreement with the HBPA.

    On December 27, 1999, the Company entered a $30,000,000 five-year senior secured reducing, revolving credit facility with Wells Fargo Bank, N.A.. The Company has drawn the full $30 million available under the Wells Fargo loan and used the proceeds, combined with approximately $5.3 million of the Company's cash, to prepay amounts previously borrowed from Madeleine LLC from 1996 through 1998 and to pay the costs and fees related to the transactions.

    The Wells Fargo loans bears interest as follows: for the first six months, the interest rate, which is variable, will be the London Interbank Offered Rate, (the "LIBOR"), plus a margin of 3%. This resulted in an interest rate of 9.16% as of December 31, 1999. Thereafter, the interest rate will be adjusted quarterly to LIBOR plus a margin of 2.0 to 2.5%, depending upon the Company's leverage ratio, as defined. Interest is payable not less frequently than quarterly. The Company may elect from time to time either to continue to borrow on a LIBOR basis (with 1, 2, 3 or 6 month contracts) or to convert to an interest rate based upon the Prime Rate or Federal Funds Rate plus a margin of 1 to 1 1/2% depending upon the leverage ratio. Beginning 90 days after closing, the maximum available credit line will be reduced by $1.5 million per quarter, equating to a five-year amortization. Amounts prepaid over and above such reductions may be re-borrowed, subject to a commitment fee ranging from 37.5 to 50 basis points depending upon the leverage ratio.

    Although the Credit Agreement requires the Company to reduce the outstanding principal by $6 million per year (whereas the Company's previous financing required payments of interest only), the Company believes that the combination of positive cash flow trend and interest savings will prevent the Company from suffering a material decrease in liquidity.

    The Credit Agreement permits the Company to finance separately up to $8 million of additional senior indebtedness for the purchase or lease of gaming equipment as well as up to $15 million of subordinated debt for capital improvements.

    In January of 2000, pursuant to the carve out for equipment financing, Mountaineer Park entered an $8 million discretionary line of credit with PNC Leasing, LLC, pursuant to which Mountaineer Park has borrowed $2,792,000. Pursuant to the carve out for subordinated debt, the Company is currently negotiating a $15 million subordinated, unsecured revolving line of credit to finance capital improvements. Although there can be no assurances, the Company believes that it will be able to obtain this line of credit during the second quarter of 2000.

    As set forth below, the Company is contemplating significant capital improvements to prepare for the launch of an export simulcasting business at Mountaineer Park. The Company has entered an agreement with the Horsemen's Benevolent and Protective Association, which, subject to regulatory approval, could provide Mountaineer Park half of the $4 to 5 million estimated for the completion of the project. Because the Company has not determined to proceed with the project absent regulatory approval of the external cash, the amount estimated below for such capital improvements is expressed net of this external cash.

    CAPITAL IMPROVEMENTS. The Company is contemplating significant further expansion of its Mountaineer Park facility including approximately tripling its hotel room capacity, adding 50,000 square feet of additional gaming rooms which will hold an additional 1,100 video slots, an arena, a spa, a parking garage and a convention center. The construction of these projects will most likely commence in the spring of 2000. The expansion project will be completed in phases as cash flow and available lines of credit permit, will take approximately 18 to 24 months to complete, and is estimated to cost approximately $50 million. Capital improvements of a near-term nature include numerous smaller renovations, such as additional restroom facilities in the Grandstand, renovations to the barn area, improvements at the Woodview Golf Course, and additional office space trackside. The Company also expects modest capital expenditures for further improvement and signage at the Nevada Properties. The Company also intends to spend approximately $2 million to $2.5 million to develop export simulcasting at Mountaineer Park during 2000.

    On June 22, 1999, Mountaineer Park entered into agreements to purchase for $583,000 approximately 287.65 acres of real property (including two buildings) previously subject to an October 7, 1997 option and located adjacent to its Hancock County, West Virginia operation. Mountaineer Park had paid $100,000 for an irrevocable option. Subject to resolution of certain title issues, Mountaineer Park intends to close the purchases, which call for payment to be made in the form of a $200,000 cash payment at closing and a $383,000 term note bearing interest at 9% payable over five years.

    Management believes that except as set forth above, its cash balances, cash flow from operations, and available lines of credit will be sufficient to cover contemplated capital expenditures.

    OUTSTANDING OPTIONS AND WARRANTS. As of December 31, 1999, there were outstanding options and warrants to purchase 8,250,607 shares of the Company's common stock. Of this amount, warrants to purchase 1,757,813 shares are held by the Company's prior lender whose exercise rights are subject to a statutory ownership limitation not to exceed 5% of the Company's outstanding voting shares without prior approval of the West Virginia Lottery Commission. All but 70,000 of such shares are either subject to registration rights or have been included in a registration statement which the Company filed with the Securities and Exchange Commission and which has been declared effective. If all such options and warrants were exercised, the Company would receive proceeds of approximately $13.3 million.

    In March of 2000, pursuant to various employment agreements, the Company granted to various employees and its outside directors options to purchase, in the aggregate, 270,000 shares of the Company's common stock. Also in March of 2000, the Board of Directors of the Company created, subject to shareholder approval, the Company's 2000 Employee Stock Purchase Plan, for which the Company intends to reserve 825,000 shares, of which 795,000 shares have been granted to various employees of the Company.

    DEFERRED INCOME TAX BENEFIT. Management believes that the substantial and steady revenue increases earned in the past three years will continue, and ultimately occur in amounts which will more likely than not allow the Company to utilize its $3.5 million federal net operating loss tax carry forwards, although there are no assurances that sufficient income will be earned in future years to do so. The utilization of federal net operating losses may be subject to certain limitations. For the year ended December 31, 1998, a reconciliation of the statutory Federal income tax provision from continuing operations to the benefit for income taxes includes utilization of net operating loss carry forwards of approximately $2.6 million. In 1999 the Company recognized income taxes fully at a rate of 36%. This caused a $3.5 million income tax expense. See Note 11 of the Notes to the Company's Audited Financial Statements for the years ended
December 31, 1999, 1998 and 1997.

COMMITMENTS AND CONTINGENCIES

    The Company has various commitments including those under various consulting agreements, operating leases, and the Company's pension plan and union contract. The Company has also entered into new employment agreements with certain employees for periods ranging from one to five years. Compensation under the employment agreements consists of both cash payments and stock option commitments. The Company anticipates cash payments in the amount of approximately $2.8 million over the next three years under the employment agreements. The Company believes that it has the ability to meet all of its obligations under the employment agreements. Also, the Company has contracted to purchase a new communications software package for the gaming equipment in West Virginia. The total cost to Mountaineer was $1.7 million. This project has not been completed and $916,000 is still outstanding on the contract. In addition, the Company is faced with certain contingencies involving litigation and environmental remediation. These commitments and contingencies are discussed in greater detail in Note 7 to the Company's Audited Financial Statements for the years ended December 31, 1999, 1998 and 1997. Although there can be no assurance, the Company believes that its cash balances, cash generated from operations and available lines of credit will be sufficient to meet all of the Company's currently anticipated commitments and contingencies.

    On October 30, 1998, the Company's oil and gas subsidiary, ExCal Energy Corporation ("Excal") exchanged to SABAL Corp., an unaffiliated entity, its remaining oil and gas interests. In connection with the transaction, ExCal
(i) received an Assignment of Production Payment in the amount of $2.5 million, which bears interest at the rate of 3% per year, matures after a term of fifteen years, and is convertible, at the election of ExCal, into up to 25% of the equity of SABAL on a fully diluted basis; and (ii) agreed to lend to SABAL up to $500,000 to be used principally for the development of the project. The loan to SABAL bears interest at the rate of 15% per year (interest only for the first six months) and is for a term of two years. The balance of this loan as of December 31, 1999 was $398,000. Because of the uncertainty of collection of the production payment, and the depressed oil market, the Company recorded a one-time loss in connection with this exchange (involving the sale of its discontinued operations) of approximately $2.7 million. See "--Results of Discontinued Operations" and Note 10 of the Notes to the Company's Audited Financial Statements for the years ended December 31, 1999, 1998 and 1997.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company holds no material market risk sensitive financial instruments or interest therein, except for its credit agreement, at December 31, 1999. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt obligation pursuant to its credit agreement. The table below presents the Company's credit agreement for which fair value is subject to changing market interest rates:

                                                       AS OF DECEMBER 31, 1999
                       ----------------------------------------------------------------------------------------
                       ESTIMATED CASH INFLOW (OUTFLOW) BY YEAR OF PRINCIPAL MATURITY
                       --------------------------------------------------------------   ESTIMATED     CARRYING
IN THOUSANDS              2000         2001         2002         2003         2004      FAIR VALUE     VALUE
------------           ----------   ----------   ----------   ----------   ----------   ----------   ----------
Credit Agreement
  based on LIBOR plus
  margin.............  4,500,000    6,000,000    6,000,000    6,000,000    7,500,000    30,000,000   30,000,000

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial Statements and accompanying footnotes are set forth on pages F-1 through F-39 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    See the Registrant's Report on Form 8-K filed February 4, 1999 and Amendment No. 1 on Form 8-K/A filed February 12, 1999, both of which are incorporated herein by reference.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY

    The following table sets forth information regarding the directors and executive officers of the Company.

NAME                                          AGE               POSITION AND OFFICE HELD
----                                        --------   ------------------------------------------
Edson R. Arneault(1)......................     52      President, Chief Executive Officer, Chief
                                                       Financial Officer, Chairman of the Board
Robert L. Ruben(3)........................     38      Vice President, Assistant Secretary,
                                                       Director
Robert A. Blatt(2)(3).....................     59      Vice President, Assistant Secretary,
                                                       Director
James V. Stanton(1).......................     67      Director
William D. Fugazy, Jr.(1).................     49      Director
Rose Mary Williams........................     43      Secretary

------------------------

(1) Member of the Audit Committee of the Board of Directors.

(2) Member of the Finance Committee of the Board of Directors.

(3) Member of the Compensation Committee of the Board of Directors.

BUSINESS EXPERIENCE

    EDSON R. ARNEAULT, 52, has been a director of the Company since
January 1992 and has served as the Company's President and Chief Executive Officer since April 26, 1995. He also serves as Chairman of the Company's Audit Committee. He is also an officer and director of the Company's subsidiaries, Mountaineer Park, ExCal, Speakeasy Reno and Speakeasy Las Vegas. Mr. Arneault is also a principal in numerous ventures directly or indirectly engaged in the development, production and transportation of oil and gas. Since becoming the President of the Company and Mountaineer Park, however, Mr. Arneault has devoted all his time and attention to the business of the Company. Mr. Arneault is a certified public accountant, and has served as a tax partner with Seidman and Seidman (now "BDO Seidman, LLP"), a public accounting firm, in Grand Rapids, Michigan, from 1977 to 1980. Mr. Arneault was employed as a certified public accountant by Arthur Andersen in the tax department of its Cleveland office from 1972 to 1976. Mr. Arneault is a member of the Independent Producers Association of America, the Ohio Oil and Gas Association, the Michigan Oil and Gas Association and the Michigan Association of Certified Public Accountants.
Mr. Arneault received his Bachelor of Science in Business Administration from Bowling Green University in 1969, his Master of Arts from Wayne State University in 1971; and his Masters in Business Administration from Cleveland State University in 1978. Mr. Arneault also serves as a member of the Hospitality and Tourism Management Board of Visitors of Robert Morris College in Pittsburgh, Pennsylvania. See "--Certain Relationships and Related Transactions."

    ROBERT L. RUBEN, 38, has been a director of the Company since
September 1995 and a Vice President since February 1999. He also serves as Assistant Secretary of the Company, is Chairman of the Company's Compensation Committee, and serves as a director and assistant secretary of Mountaineer Park. He is a partner in Ruben & Aronson, LLP, a Washington, D.C. law firm. Previously, Mr. Ruben was a principal in Freer, McGarry, Bodansky & Rubin, P.C., a Washington, D.C. law firm, where he practiced from 1991 until 1997. From 1986 to 1988, Mr. Ruben was associated with the firm of Bishop, Cook, Purcell & Reynolds, which later merged with Winston & Strawn, and from 1989 to 1991, Mr. Ruben was associated with the firm of Wickens, Koches & Brooks. Mr. Ruben practices principally in the areas of commercial litigation and corporate/securities law. Mr. Ruben received his Bachelor of Arts from the University of Virginia in 1983 and his Juris Doctor from the Dickinson School of Law of Penn State University in 1986. He is a member of the bars of the District of Columbia and the Commonwealth of Pennsylvania (inactive). Freer, McGarry, Bodansky & Rubin, P.C. served as counsel to the Company from November of 1991 to December of 1997. Ruben & Aronson, LLP currently serves as counsel to the Company, and Mr. Ruben has represented Mr. Arneault and various of his affiliates since 1987. See "Certain Relationships and Related Transactions."

    ROBERT A. BLATT, 59, has been a director of the Company since
September 1995 and a Vice President since February 1999. Mr. Blatt is the Chief Executive Officer and managing member of CGE Shattuck, L.L.C., and of New England National, L.L.C. and a member of the board of directors of AFP Imaging Corporation. Mr. Blatt is also a director and assistant secretary of Mountaineer Park, Chairman of the Company's Finance Committee and a member of the Company's Compensation Committee. Since 1979 he has been chairman and majority owner of CRC Group, Inc., and related entities, a developer, owner, and operator of shopping centers and other commercial properties, and since 1985, a member (seat owner) of the New York Stock Exchange, Inc. From 1959 through 1991, Mr. Blatt served as director, officer or principal of numerous public and private enterprises. Mr. Blatt received his Bachelor of Science in Finance from the University of Southern California in 1962 and his Juris Doctor from the University of California at Los Angeles in 1965. He is a member of the State Bar of California. See "Certain Relationships and Related Transactions."

    JAMES V. STANTON, 67, has been a director of the Company since
February 1998 and serves on the Company's Audit Committee. Mr. Stanton has his own law and lobbying firm, Stanton & Associates, in Washington, D.C. From 1971 to 1978, Mr. Stanton represented the 20th Congressional District of Ohio in the United States House of Representatives. While in Congress Mr. Stanton served on the Select Committee on Intelligence, the Government Operations Committee, and the Public Works and Transportation Committee. Mr. Stanton has held a wide variety of public service positions, including service as the youngest City Council President in the history of Cleveland, Ohio and membership on the Board of Regents of the Catholic University of America in Washington, D.C.
Mr. Stanton is also former Executive Vice President of Delaware North, a privately held international company which, during Mr. Stanton's tenure, had annual sales of over $1 billion and became the leading parimutuel wagering company in the United States, with worldwide operations including horse racing, harness racing, dog racing, and Jai-Lai. Delaware North also owned the Boston Garden and the Boston Bruins hockey team. From 1985-1994 Mr. Stanton was a principal and co-founder of Western Entertainment Corporation, which pioneered one of the first Native American Gaming operations in the United States, a 90,000 square foot bingo and casino gaming operation located on the San Manuel Indian Reservation in California, which generated annual revenues in excess of $50 million. Mr. Stanton also serves on the boards of CCA Companies Incorporated, and Saf T Lok Incorporated.

    WILLIAM D. FUGAZY, JR., 49, has been a director of the Company since February 1998 and serves on the Company's Audit Committee. He is presently Chairman of Camelot Ventures, Inc., which is a financial advisory firm based in New York City and is Chief Executive Officer of Summit Aviation Corporation, which is an executive aviation services firm based at Republic Airport in East Farmingdale, New York. Mr. Fugazy is a former Regional President of Koll Real Estate Services, a company which provided real estate services throughout the United States and internationally. Koll was one of the largest real estate services companies in the world and in August 1997 merged with CB Commercial Real Estate Group, Inc. Mr. Fugazy served in this capacity since January 1993. Prior to joining Koll, Mr. Fugazy was President of Tishman Management and Leasing Services Corporation, also a national real estate service company which was sold to Koll in 1992. Mr. Fugazy served in that capacity since
September 1989. Prior to joining Tishman, Mr. Fugazy was Senior Vice President of Muller and Company, a national investment banking and securities brokerage operation. Mr. Fugazy is also a partner and officer of the Beacon Hotel and Resort Corporation, a hotel management company with offices in New York, Los Angeles, California and Miami Beach, Florida. Mr. Fugazy holds a B.S. Degree from Fordham University in New York.

    ROSE MARY WILLIAMS, 43, was appointed to the position of Secretary of the Company in January 1998 and Director of Racing of the Company in January 1997. She has been employed at Mountaineer Park since 1977, when she began working in the Mutuel Department. In 1980, she accepted the position of Statistician in the computer room. When Mountaineer Park began receiving simulcast signals from other racetracks in 1991, she was appointed to Simulcast Coordinator. She then began serving as Mutuel Manager in 1995. Ms. Williams is a member of Turf Publicists of America.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth the compensation awarded, paid to or earned by the most highly compensated executive officers of the Company whose compensation exceeded $100,000 in the fiscal year ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG TERM COMPENSATION
                                                                         -----------------------------------------------------
                                                                                  AWARDS                     PAYOUTS
                                              ANNUAL                     ------------------------   --------------------------
                                           COMPENSATION        OTHER
                                        -------------------    ANNUAL     RESTRICTED     OPTIONS
                                         SALARY     BONUS      COMP.     STOCK AWARDS     SARS         LTIP        ALL OTHER
NAME                           YEAR       ($)       ($)(1)     ($)(2)        ($)         (#)(3)     PAYOUTS ($)   COMP. ($)(5)
----                         --------   --------   --------   --------   ------------   ---------   -----------   ------------
Edson R. Arneault(4).......    1999     447,461    100,000    304,300           --        500,000         --         23,324
Chairman, President and        1998     384,525     92,750     38,028           --      1,000,000         --             --
Chief Executive Officer of     1997     300,643     67,500      5,523           --        150,000         --             --
MTR Gaming Group, Inc.

Bruce E. Dewing(4).........    1999     178,461         --      6,120           --         50,000         --             --
Vice President and Chief       1998     128,846         --      3,060           --             --         --             --
Operating Officer of
Speakeasy Las Vegas and
Speakeasy Reno

--------------------------

(1) Mr. Arneault's bonus paid in 1998 includes $52,000 earned by Mr. Arneault in 1997.

(2) As to Mr. Arneault for 1999 includes $303,000 performance bonus and an estimated pension plan contribution of $1,300; for 1998 includes $36,922 vacation pay and $1,106 pension plan contribution. As to Mr. Dewing, consists of car allowance.

(3) All grants in 1999 consisted if non-qualified stock options for a term of five years. The options are fully vested and have an exercise price of $2.00 per share.

(4) Consists of $2,182 of income realized in connection with insurance premium paid pursuant to deferred compensation agreement (See "Employment Agreement") and $21,142 for life insurance.

OPTION GRANTS IN 1999

    The following table contains information concerning the grant of stock options during fiscal year 1999 to the Company's executive officers named in the Summary Compensation Table.

                                                                                             POTENTIAL REALIZABLE
                                                                                               VALUE AT ASSUMED
                                                                                             ANNUAL RATES OF STOCK
                                                % OF TOTAL                                  PRICE APPRECIATION FOR
                         NUMBER OF SECURITIES     OPTIONS                                       OPTION TERM(1)
                          UNDERLYING OPTIONS    GRANTED IN                     EXPIRATION   -----------------------
NAME                        GRANTED(#)(1)       FISCAL YEAR   EXERCISE PRICE      DATE         5%            10%
----                     --------------------   -----------   --------------   ----------   --------       --------
Edson R. Arneault......        500,000             42.0%           $2.00       Feb. 2004    276,282        610,510
Bruce Dewing...........         50,000              4.2%            2.00       Feb. 2004     27,628         61,051

------------------------

(1) In accordance with the rules of the Securities and Exchange Commission, "Potential Realizable Value" has been calculated assuming an aggregate five year appreciation of the fair market value of the Company's common stock on the date of the grant at annual compounded rates of 5% and 10%, respectively. These amounts represent hypothetical gains that could be achieved. Actual gains, if any, on the exercise of stock options will depend on the future performance of the Company's stock and the date on which the options are exercised. Moreover, the gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES

    The following table sets forth information regarding the number and value of options held by each of the Company's executive officers named in the Summary Compensation Table as of December 31, 1999.

                                                          NUMBER OF SECURITIES       VALUE OF UNEXERCISED IN-THE-
                                                         UNDERLYING UNEXERCISED          MONEY OPTIONS AT YEAR
                                                       OPTIONS AT FISCAL YEAR END              END($)(1)
                       SHARES ACQUIRED      VALUE      ---------------------------   -----------------------------
NAME                   ON EXERCISE(#)    REALIZED($)   EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                   ---------------   -----------   -----------   -------------   -------------   -------------
Edson R. Arneault....      141,334         269,771      1,950,000           --        $2,268,250           --

------------------------

(1) Based on the market price of the Company's Common Stock of $3.0625 on December 31, 1999, as reported by Nasdaq.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Under the provisions of Section 16(a) of the Exchange Act, the Company's officers, directors and 10% beneficial stockholders are required to file reports of their transactions in the Company's securities with the Commission. Based solely on a review of the Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company believes that as of March 22, 2000, all of its executive officers, directors and greater than 10% beneficial stockholders, complied with all filing requirements applicable to them during 1999.

EMPLOYMENT AGREEMENTS

    In February of 1999, the Company entered into an employment agreement with its President and CEO, Edson R. Arneault. The agreement is for a term of five
(5) years, calls for an annual base salary of $450,000 (subject to automatic annual cost of living increases of 5%), semi-annual cash bonuses of $50,000, and a performance bonus for each year equal to 1% of the gross operating revenue increase over 1998 operating revenue (provided, however, that EBITDA, as defined, exceeds 1998 EBITDA). The employment agreement also entitles Mr. Arneault to participate in the Company's various benefit plans for health insurance, life insurance and the like. The employment agreement likewise permits Mr. Arneault to lease at the Company's expense, or have the Company lease, reasonable living quarters for use by Mr. Arneault and other executives of the Company in the State of Nevada and in any other state or jurisdiction in which the Company is pursuing substantial business opportunities such that Mr. Arneault is required, as a practical matter, to spend a substantial portion of his time in such jurisdiction.

    In the event Mr. Arneault's employment is terminated by him for good reason, as defined, or by the Company other than for cause or a permanent and total disability, he will be entitled to the compensation otherwise payable to him under the employment agreement. In the event Mr. Arneault's employment is terminated in connection with a change in control of the Company, Mr. Arneault would be entitled to a cash severance payment equal to three times his annual base salary and payment by the Company of the next five annual premium payments for the insurance policy called for by the deferred compensation plan described below.

    In January of 1999, the Company entered into a deferred compensation agreement with Mr. Arneault. Pursuant to the agreement, the Company has purchased a life insurance policy on Mr. Arneault's life (face amount of $2,250,000 and annual premium of $100,000). The owner of the policy is the Company. The agreement entitles Mr. Arneault or his beneficiary to an annual benefit, as defined, upon retirement, death or termination out of the cash value of the insurance policy, after the Company has recouped the aggregate amount of premiums paid. The benefits provided by the agreement were granted as additional benefits and not as part of any salary reduction plan or arrangement deferring a bonus or a salary increase.

    The Company entered an employment agreement with Bruce E. Dewing, the Chief Operating Officer of Speakeasy Las Vegas and Speakeasy Reno. The agreement is for a term ending May 31, 2001 and calls for an annual base salary of $180,000 and entitles Mr. Dewing to the use of a Company car as well as to participate in the Company's various employee benefit plans. In the event Mr. Dewing's employment is terminated by the Company other than for cause or a permanent and total disability, he will be entitled to the compensation otherwise payable to him under the employment agreement. Mr. Dewing's employment agreement does not provide for any additional compensation in the event of termination in connection with a change in control.

COMPENSATION OF DIRECTORS

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

ITEM 12. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of March 22, 2000, the ownership of the Company's Common Stock by persons owning more than 5% of such stock, and the ownership of such stock by the executive officers and directors of the Company. As of March 22, 2000 there were 21,337,401 shares of Common Stock outstanding. All such shares were owned both beneficially and of record, except as otherwise noted.

                                                           AMOUNT AND NATURE OF
NAME AND ADDRESS                                           BENEFICIAL OWNERSHIP   PERCENTAGE OF CLASS
----------------                                           --------------------   -------------------
Edson R. Arneault(1).....................................       4,064,317                   17.79
  MTR Gaming Group, Inc.
  State Route 2 South
  P.O. Box 356
  Chester, WV 26034

Robert L. Ruben(2).......................................         691,228                   3.21%
  Ruben & Aronson, LLP
  3299 K Street, N.W.
  Suite 403
  Washington, DC 20007

Robert A. Blatt(3).......................................       1,057,684                   4.91%
  The CRC Group
  Larchmont Plaza
  1890 Palmer Avenue,
  Suite 303
  Larchmont, NY 10538

James V. Stanton(4)......................................          61,900            Less than 1%
  Stanton & Associates
  1310 19th Street, N.W.
  Washington, D.C. 20036

William D. Fugazy, Jr.(4)................................          72,500            Less than 1%
  140 East 45th Street, Suite 4000
  New York, New York 10017

Rose Mary Williams(5)....................................          60,000            Less than 1%
  State Route 2
  Chester, West Virginia 26034

Bruce E. Deming(6).......................................         100,000            Less than 1%
  200 E. 6th Street
  Reno, Nevada 89501

Madeleine LLC(7).........................................       2,170,241                   9.61%
  450 Park Avenue
  New York, NY 10022

Total Officers and Directors as a Group (7 persons)(8)...       6,007,629                  24.60%

------------------------

(1) Includes 2,114,317 shares and options to acquire beneficial ownership of 1,950,000 shares within 60 days held by Mr. Arneault or his affiliates. Also includes 10,000 shares held in the name of Mr. Arneault's minor son, but does not include 10,000 shares held in the name of Mr. Arneault's adult daughter. Does not include options to purchase 300,000 shares granted to Mr. Arneault in March of 2000 under the Company's 2000 Stock Incentive Plan (the "2000 Plan") which was approved by the Company's Board of Directors in March of 2000. The 2000 Plan and all options granted under that plan are subject to shareholder approval of the 2000 Plan.

(2) Includes 41,228 shares and options to acquire beneficial ownership of 650,000 shares within 60 days held by Mr. Ruben. Does not include options to purchase 150,000 shares granted to Mr. Ruben in March of 2000 under the 2000 Plan.

(3) Includes 432,684 shares and options to acquire beneficial ownership of 625,000 shares exercisable within 60 days held by Mr. Blatt. Does not include options to purchase 150,000 shares granted to Mr. Blatt in March of 2000 under the 2000 Plan.

(4) Includes 11,900 shares and options to acquire beneficial ownership of 50,000 shares exercisable within 60 days held by Mr. Stanton. Includes 14,000 shares and options to acquire beneficial ownership of 50,000 shares exercisable within 60 days held by Mr. Fugazy. For each year of service on the Company's Board of Directors, Mr. Stanton and Mr. Fugazy will each receive options to purchase 25,000 shares of common stock of the Company. Such options will be exercisable for a term of five years from the date of grant. Any options that have not vested at the end of each calendar year will be deemed cancelled.

(5) Includes no shares and options to acquire beneficial ownership of 60,000 shares within 60 days held by Ms. Williams. Does not include options to purchase 30,000 shares granted to Ms. Williams in March of 2000 under the 2000 Plan.

(6) Includes no shares and options to acquire beneficial ownership of 100,000 shares within 60 days held by Mr. Dewing.

(7) Includes 486,821 shares and options to acquire beneficial ownership of 1,683,420 shares within 60 days held by Madeleine LLC; provided, however, that pursuant to an agreement with the Company, Madeleine LLC may not exercise its warrant to the extent such exercise would result in its ownership of 5% or more of the then issued and outstanding shares of common stock of the Company without the prior approval of the West Virginia State Lottery Commission.

(8) Includes Messrs. Arneault, Blatt, Ruben, Stanton and Fugazy and Ms.
    Williams.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In August of 1998, in connection with the exercise of options to purchase 378,415 shares of the Company's common stock, the Company's President and CEO, Edson Arneault, delivered to the Company a promissory note for approximately $461,000. The note is a full recourse obligation and was originally due on or before August 1999 and bears interest at an annual rate of 8.5%. In 1999, Mr. Arneault paid the interest then due on the note, and the Company agreed to extend the note to August 2000. Also in August of 1999, in connection with the exercise of options to purchase 141,334 shares of common stock, Mr. Arneault delivered a promissory note for approximately $150,000. This note is a full recourse obligation due on or before August 2000 and bears interest at an annual rate of 8.0%. Mr. Arneault has pledged the 519,749 shares purchased in connection with such exercises to secure repayment of the notes.

    Mr. Robert Ruben, an officer and member of the Company's board, is a member of the law firm Ruben & Aronson, LLP, which has performed legal services for the Company. The Company and Ruben & Aronson anticipate that the law firm will perform legal services for the Company in the future. During the fiscal year ended December 31, 1999, the Company paid Ruben & Aronson the sum of $592,000 for legal services.

    The Company anticipates that during the fiscal year ending December 31, 2000 it will pay Century Well Services, Inc. ("Century") more than $60,000 for drilling and other earth moving services in connection with improvements and maintenance at the Woodview Golf Course. Century is an affiliate of Edson Arneault, the Company's president and chief executive officer. To date, Century has been the low bidder in a competitive bidding process with respect to services it has provided. Accordingly, the Company believes that its dealings with Century have been on terms no less favorable than the Company could reasonably have obtained from a non-affilite.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

    (a) Financial Statements (Included in Part II of this Report):

       Report of Independent Certified Public Accountants (F-2)

       Independent Auditors' Report (F-3)

       Consolidated Balance Sheets as of December 31, 1999 and 1998 (F-4)

       Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1999 (F-5)

       Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 1999 (F-6)

       Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1999 (F-7)

       Notes to Consolidated Financial Statements (F-8)

    (b) Financial Statements Schedules (Included in Part IV of this Report):

       Schedule II--Valuation Allowances of the years ended December 31, 1999, 1998 and 1997.

    (c) Exhibits:

     EXHIBIT NO.                                 ITEM TITLE
     -----------                                 ----------
                  3.1   Restated Certificate of Incorporation for Winner's
                        Entertainment, Inc. dated August 17, 1993 (incorporated by reference to the Company's Form 10-K for the fiscal year
                        ended December 31, 1993).

                  3.2   Amended By Laws (incorporated by reference to the Company's report on Form 8-K filed February 20, 1998).

                  3.3   Certificate of Amendment of Restated Certificate of
                        Incorporation of Winner's Entertainment, Inc. dated
                        October 10, 1996 (incorporated by reference to the Company's report on Form 8-K filed November 1, 1996.

                  4.1 Specimen of Common Stock Certificates (incorporated by reference to the Company's report on Form 10-K for the fiscal year ending December 31, 1989).

                 10.1 Deferred Compensation Agreement dated January 1, 1999 between MTR Gaming Group, Inc. and Edson R. Arneault.

                 10.2   Employment Agreement dated February 1, 1999 between MTR
                        Gaming Group, Inc. and Edson R. Arneault (incorporated by reference to the Company's report on Form 10-K for the fiscal year ending December 31, 1998).

                 10.3   Employment Agreement dated February 1, 1999 between MTR
                        Gaming Group, Inc. and Robert A. Blatt.

                 10.4   Employment Agreement dated February 1, 1999 between MTR
                        Gaming Group, Inc. and Robert L. Ruben.

                 10.5 Deferred Compensation Agreement dated June 1, 1999 between the Company and Robert A. Blatt (incorporated by reference to the Company's Report on Form 10-Q for the Quarter ended
                        June 30, 1999).

     EXHIBIT NO.                                 ITEM TITLE
     -----------                                 ----------
                 10.6   Deferred Compensation Agreement dated June 1, 1999 between the Company and Robert L. Ruben dated June 1, 1999
                        (incorporated by reference to the Company's Report on
                        Form 10-Q for the Quarter ended June 30, 1999).

                 10.7   Credit Agreement dated as of December 20, 1999 between Wells
                        Fargo Bank, N.A. and the Company, Mountaineer Park, Inc.,
                        Speakeasy Gaming of Las Vegas, Inc., and Speakeasy Gaming of
                        Reno, Inc. (incorporated by reference to the Company's
                        Report on Form 8-K filed December 28, 1999).

                 10.8   Master Lease dated January 27, 2000 between Mountaineer
                        Park, Inc. and PNC Leasing, LLC (incorporated by reference to the Company's Report on Form 8-K filed February 4,
                        2000).

                 10.9 Schedule to Master Lease (incorporated by reference to the Company's Report on Form 8-K filed February 4, 2000).

                10.10 Supplement to Schedule to Master Lease (incorporated by reference to the Company's Report on Form 8-K filed
                        February 4, 2000).

                10.11   Bill of Sale dated January 27, 2000 from Mountaineer Park,
                        Inc. to PNC Leasing, LLC incorporated by reference to the Company's Report on Form 8-K filed February 4, 2000).

                10.12   Guaranty made January 27, 2000 by the Company in favor of
                        PNC Leasing, LLC with respect to obligations of Mountaineer
                        Park, Inc. under Master Lease (incorporated by reference to the Company's Report on Form 8-K filed February 4, 2000).

                10.13   Summary of Terms and Conditions dated December 8, 1999 with regard to Master Lease (incorporated by reference to the
                        Company's Report on Form 8-K filed February 4, 2000).

                10.14   1999 Stock Incentive Plan (incorporated by reference to the
                        Company's Proxy Statement filed July 22, 1999).

                 23.1   Consent of Corbin and Wertz (filed herewith).

                 23.2   Consent of BDO Seidman, LLP (filed herewith).

                 27.1   Financial Data Schedule (filed herewith).

    (d) Reports on Form 8-K

       The Company filed the following current reports on Form 8-K during the fourth quarter of 1999 and thereafter:

       A current report on Form 8-K was filed by the Company on December 28, 1999 (with the earliest event reported dated December 27, 1999) reporting that the Company had obtained a credit facility from Wells Fargo Bank.

       A current report on Form 8-K was filed by the Company on February 4, 2000 (with the earliest event reported dated January 27, 2000) reporting that the Company had obtained a credit facility from PNC Leasing, LLC.

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

Date: March 30, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

                      SIGNATURE                                   CAPACITY
                      ---------                                   --------
                /s/ EDSON R. ARNEAULT                  Chairman, President, Chief
     -------------------------------------------         Executive Officer and Chief   March 30, 2000
                  Edson R. Arneault                      Financial Officer

                 /s/ ROBERT A. BLATT
     -------------------------------------------       Director                        March 30, 2000
                   Robert A. Blatt

                 /s/ ROBERT L. RUBEN
     -------------------------------------------       Director                        March 30, 2000
                   Robert L. Ruben

                /s/ JAMES V. STANTON
     -------------------------------------------       Director                        March 30, 2000
                  James V. Stanton

             /s/ WILLIAM D. FUGAZY, JR.
     -------------------------------------------       Director                        March 30, 2000
               William D. Fugazy, Jr.

                 /s/ MARY JO NEEDHAM
     -------------------------------------------       Controller                      March 30, 2000
                   Mary Jo Needham

                             MTR GAMING GROUP, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                    COLUMN B
                                                   BALANCE AT                                  COLUMN E
                                                  BEGINNING OF    COLUMN C     COLUMN D     BALANCE AT END
COLUMN A                                             PERIOD      ADDITIONS    DEDUCTIONS      OF PERIOD
--------                                          ------------   ----------   -----------   --------------
Year ended December 31, 1999:
  Allowance for doubtful accounts receivable....   $  138,000            --   $    97,000     $   41,000
  Allowance for doubtful production note
    receivable..................................    2,500,000            --     2,500,000             --
                                                   $2,638,000            --   $ 2,597,000     $   41,000
Year ended December 31, 1998:
  Allowance for doubtful accounts receivable....   $  125,000    $   13,000            --     $  138,000
  Allowance for doubtful production note
    receivable..................................           --     2,500,000            --      2,500,000
  Allowance for deferred tax assets.............    4,703,000            --    (4,703,000)            --
                                                   $4,828,000    $2,513,000   $(4,703,000)    $2,638,000
Year ended December 31, 1997:
  Allowance for doubtful accounts receivable....   $  140,000            --   $   (15,000)    $  125,000
  Allowance for doubtful notes receivable.......      290,000            --      (290,000)            --
  Allowance for deferred tax assets.............    8,563,000            --    (3,860,000)     4,703,000
                                                   $8,993,000            --   $(4,165,000)    $4,828,000

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
MTR Gaming Group, Inc.

We have audited the consolidated financial statements of MTR Gaming Group, Inc. and subsidiaries as of and for the years ended December 31, 1999 and 1998 and have issued our report thereon dated February 19, 2000, except as to Note 14, which is as of March 13, 2000. Our audits also included the consolidated financial statement schedules for 1999 and 1998 of MTR Gaming Group, Inc. and subsidiaries. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibilty is to express an opinion on these consolidated financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          BDO Seidman, LLP

Costa Mesa, California
February 19, 2000

INDEPENDENT AUDITORS' REPORT

Board of Directors
MTR Gaming Group, Inc.

We have audited the consolidated statements of operations, shareholders' equity and cash flows of MTR Gaming Group, Inc. and subsidiaries for the year ended December 31, 1997, and have issued our report thereon dated February 27, 1998. Our audit also included the consolidated financial statement schedule for 1997 of MTR Gaming Group, Inc. and subsidiaries. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Corbin & Wertz

Irvine, California
February 27, 1998

                             MTR GAMING GROUP, INC.
                                    CONTENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS (BDO
  SEIDMAN, LLP).............................................  F-2

INDEPENDENT AUDITORS' REPORT (CORBIN & WERTZ)...............  F-3

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................  F-4

Consolidated Statements of Operations for each of the years
  in the three-year period ended December 31, 1999..........  F-5

Consolidated Statements of Shareholders' Equity for each of
  the years in the three-year period ended December 31,
  1999......................................................  F-6

Consolidated Statements of Cash Flows for each of the years
  in the three-year period ended December 31, 1999..........  F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................  F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

MTR Gaming Group, Inc.

    We have audited the accompanying consolidated balance sheets of MTR Gaming Group, Inc. and its subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTR Gaming Group, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          BDO SEIDMAN, LLP

Costa Mesa, California
February 19, 2000, except
as to Note 14, which is as of
March 13, 2000

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
MTR Gaming Group, Inc.

    We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of MTR Gaming Group, Inc. and its subsidiaries (the "Company") for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of MTR Gaming Group, Inc. and its subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          CORBIN & WERTZ

Irvine, California
February 27, 1998

                             MTR GAMING GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 7,380,000   $ 9,074,000
  Restricted cash...........................................      891,000       239,000
  Accounts receivable, net of allowance for doubtful
    accounts of $41,000 and $138,000 in 1999 and 1998,
    respectively............................................    1,026,000     1,041,000
  Deferred financing costs..................................      244,000     1,259,000
  Income tax receivable.....................................      519,000            --
  Deferred income taxes.....................................    1,526,000     2,417,000
  Other current assets......................................    1,575,000       986,000
                                                              -----------   -----------
Total current assets........................................   13,161,000    15,016,000

Property and equipment, net.................................   52,756,000    40,279,000
Excess of cost of investments over net assets acquired, net
  of accumulated amortization of $1,778,000 and $1,526,000
  in 1999 and 1998, respectively............................    1,996,000     2,248,000
Deferred income taxes.......................................           --     1,643,000
Deferred financing costs, net of current portion............      977,000            --
Deposits and other..........................................      669,000       551,000
                                                              -----------   -----------
                                                              $69,559,000   $59,737,000
                                                              ===========   ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................  $ 1,453,000   $   624,000
  Accrued liabilities.......................................    1,746,000     1,302,000
  Current portion of capital leases.........................      561,000            --
  Current portion of long-term and other debt...............    7,982,000       633,000
                                                              -----------   -----------
Total current liabilities...................................   11,742,000     2,559,000

Long-term and other debt, less current portion..............   26,409,000    33,988,000
Capital lease obligations, net of current portion...........      982,000            --
Deferred income taxes.......................................      717,000            --
                                                              -----------   -----------
Total liabilities...........................................   39,850,000    36,547,000
                                                              -----------   -----------

                             COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.00001 par value; 50,000,000 shares
    authorized; 21,297,242 and 20,866,163 shares issued and
    outstanding at December 31, 1999 and 1998,
    respectively............................................           --            --
  Common stock subscribed; 30,312 shares at December 31,
    1999 and 1998...........................................           --            --
  Paid-in-capital...........................................   36,454,000    36,178,000
  Shareholder receivable....................................     (457,000)     (461,000)
  Accumulated deficit.......................................   (6,288,000)  (12,527,000)
                                                              -----------   -----------
Total shareholders' equity..................................   29,709,000    23,190,000
                                                              -----------   -----------
Total liabilities and shareholders' equity..................  $69,559,000   $59,737,000
                                                              ===========   ===========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                             MTR GAMING GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,                                         1999          1998          1997
------------------------                                      -----------   -----------   -----------
REVENUES
  Video lottery terminals...................................  $95,952,000   $68,992,000   $49,187,000
  Pari-mutuel commissions...................................    4,504,000     4,796,000     4,437,000
  Lodging, food and beverage................................   10,432,000     7,499,000     5,417,000
  Other.....................................................    2,533,000     1,823,000     1,097,000
                                                              -----------   -----------   -----------
Total revenues..............................................  113,421,000    83,110,000    60,138,000
                                                              -----------   -----------   -----------

COSTS OF REVENUES
  Cost of video lottery terminals...........................   56,431,000    41,404,000    30,081,000
  Cost of pari-mutuel commissions...........................    5,300,000     4,963,000     5,591,000
  Cost of lodging, food and beverage........................    9,441,000     6,522,000     4,268,000
  Cost of other.............................................    2,425,000     1,212,000     1,171,000
                                                              -----------   -----------   -----------
Total costs of revenues.....................................   73,597,000    54,101,000    41,111,000
                                                              -----------   -----------   -----------
Gross profit................................................   39,824,000    29,009,000    19,027,000
                                                              -----------   -----------   -----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Marketing and promotions..................................    4,968,000     3,050,000     2,691,000
  General and administrative................................   14,440,000    10,515,000     7,900,000
  Depreciation and amortization.............................    5,539,000     3,822,000     2,415,000
                                                              -----------   -----------   -----------
Total selling, general and administrative expenses..........   24,947,000    17,387,000    13,006,000
                                                              -----------   -----------   -----------
Operating income............................................   14,877,000    11,622,000     6,021,000

Interest income.............................................      335,000       401,000       191,000
Interest expense............................................   (4,270,000)   (4,259,000)   (3,341,000)
                                                              -----------   -----------   -----------
Income from continuing operations before income taxes.......   10,942,000     7,764,000     2,871,000

(Provision) benefit for income taxes........................   (3,947,000)    2,659,000     1,823,000
                                                              -----------   -----------   -----------
Income from continuing operations...........................    6,995,000    10,423,000     4,694,000
Discontinued operations:
  Loss on disposal of oil and gas assets....................           --    (2,735,000)           --
                                                              -----------   -----------   -----------
Income before extraordinary item............................    6,995,000     7,688,000     4,694,000

Extraordinary item:
  Loss on debt extinguishment, net of tax benefit of
    $427,000................................................     (756,000)           --            --
                                                              -----------   -----------   -----------
NET INCOME..................................................  $ 6,239,000   $ 7,688,000   $ 4,694,000
                                                              ===========   ===========   ===========

NET INCOME PER SHARE-BASIC:
  Continuing operations.....................................  $      0.33   $      0.51   $      0.24
  Discontinued operations...................................           --         (0.13)           --
  Extraordinary item........................................        (0.03)           --            --
                                                              -----------   -----------   -----------
  NET INCOME PER SHARE......................................  $      0.30   $      0.38   $      0.24
                                                              ===========   ===========   ===========

NET INCOME PER SHARE-ASSUMING DILUTION
  Continuing operations.....................................  $      0.28   $      0.44   $      0.22
  Discontinued operations...................................           --         (0.11)           --
  Extraordinary item........................................        (0.03)           --            --
                                                              -----------   -----------   -----------

  NET INCOME PER SHARE......................................  $      0.25   $      0.33   $      0.22
                                                              ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic.....................................................   21,029,073    20,292,751    19,513,560
                                                              ===========   ===========   ===========
  Diluted...................................................   24,741,548    23,446,235    21,252,751
                                                              ===========   ===========   ===========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                             MTR GAMING GROUP, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                 SHARES
                                                                   OF                            RECEIVABLE
                                          COMMON STOCK           COMMON        ADDITIONAL           FROM
                                     ----------------------       STOCK          PAID-IN         EXERCISE OF        ACCUMULATED
                                       SHARES      AMOUNT      SUBSCRIBED        CAPITAL        STOCK OPTIONS         DEFICIT
                                     ----------   ---------   -------------   -------------   -----------------   ----------------
Balances, January 1, 1997..........  19,126,043   $    --        525,848       $35,175,000        $      --         $(24,909,000)
Value recorded in connection with
  warrants and options issued to
  employees........................          --        --             --           130,000               --                   --
Shares issued from exercise of
  stock options....................     160,000        --             --           159,000               --                   --
Expense recorded in connection with
  amendments to options previously
  issued to employees..............          --        --             --           156,000               --                   --
Shares reclassed from common stock
  subscribed and issued in
  connection with settlements......      12,070        --        (30,159)          (27,000)              --                   --
Shares issued in connection with
  price guarantee settlements......     150,000        --             --          (318,000)              --                   --
Shares reclassed from common stock
  subscribed and issued in
  connection with financing
  agreements.......................     465,377        --       (465,377)               --               --                   --
Shares issued in connection with
  financing agreements.............      25,000        --             --            50,000               --                   --
Shares issued for services
  rendered.........................       2,400        --             --             3,000               --                   --
Net income.........................          --        --             --                --               --            4,694,000
                                     ----------   ---------     --------       -----------        ---------         ------------
Balances, December 31, 1997........  19,940,890        --         30,312        35,328,000               --          (20,215,000)
Shares issued from exercise of
  stock options....................     925,273        --             --           819,000         (461,000)                  --
Value recorded in connection with
  options issued to non-
  employees........................          --        --             --            31,000               --                   --
Net income.........................                                                                                    7,688,000
                                     ----------   ---------     --------       -----------        ---------         ------------
Balances, December 31, 1998........  20,866,163        --         30,312        36,178,000         (461,000)         (12,527,000)
Shares issued from exercise of
  stock options....................     431,079        --             --           344,000            4,000                   --
Value recorded in connection with
  options issued to non-
  employees........................          --        --             --            40,000               --                   --
Cancellation of price guarantees
  through cash payment.............          --        --             --          (108,000)              --                   --
Net income.........................                                                                                    6,239,000
                                     ----------   ---------     --------       -----------        ---------         ------------
Balances, December 31, 1999........  21,297,242   $    --         30,312       $36,454,000        $(457,000)        $ (6,288,000)
                                     ==========   =========     ========       ===========        =========         ============


                                        TOTAL
                                     -----------
Balances, January 1, 1997..........  $10,266,000
Value recorded in connection with
  warrants and options issued to
  employees........................      130,000
Shares issued from exercise of
  stock options....................      159,000
Expense recorded in connection with
  amendments to options previously
  issued to employees..............      156,000
Shares reclassed from common stock
  subscribed and issued in
  connection with settlements......      (27,000)
Shares issued in connection with
  price guarantee settlements......     (318,000)
Shares reclassed from common stock
  subscribed and issued in
  connection with financing
  agreements.......................           --
Shares issued in connection with
  financing agreements.............       50,000
Shares issued for services
  rendered.........................        3,000
Net income.........................    4,694,000
                                     -----------
Balances, December 31, 1997........   15,113,000
Shares issued from exercise of
  stock options....................      358,000
Value recorded in connection with
  options issued to non-
  employees........................       31,000
Net income.........................    7,688,000
                                     -----------
Balances, December 31, 1998........   23,190,000
Shares issued from exercise of
  stock options....................      348,000
Value recorded in connection with
  options issued to non-
  employees........................       40,000
Cancellation of price guarantees
  through cash payment.............     (108,000)
Net income.........................    6,239,000
                                     -----------
Balances, December 31, 1999........   29,709,000
                                     ===========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                             MTR GAMING GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                          1999           1998          1997
------------------------                                      ------------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  6,239,000   $  7,688,000   $ 4,694,000
Adjustments to reconcile net income to net cash provided by
  net operating activities:
  Depreciation and amortization.............................     5,048,000      3,822,000     2,416,000
  Loss on disposal of discontinued operations...............            --      2,735,000            --
  Other non-cash provisions, net............................                           --            --
  Extraordinary loss on debt extinguishment.................       756,000             --            --
  Net change in allowance for doubtful accounts
    receivable..............................................       (97,000)        13,000       (15,000)
  Common stock and options issued for services rendered and
    amortization of interest................................       502,000        539,000     1,590,000
  Deferred income taxes.....................................     3,678,000     (2,773,000)   (1,923,000)
  Change in operating liabilities--discontinued
    operations..............................................            --       (119,000)           --
  Change in operating assets and liabilities--operating
    activities:
    Income tax receivable...................................      (519,000)            --            --
    Other current assets....................................      (439,000)    (1,093,000)     (153,000)
    Accounts payable........................................       829,000         30,000      (315,000)
    Accrued liabilities.....................................       685,000       (300,000)     (285,000)
                                                              ------------   ------------   -----------
Net cash provided by operating activities...................    16,682,000     10,542,000     6,009,000
                                                              ------------   ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Restricted cash...........................................      (652,000)       (51,000)       (3,000)
  Deposits and other assets.................................      (118,000)      (116,000)      (61,000)
  Capital expenditures, including acquisitions..............   (15,456,000)   (21,050,000)   (6,510,000)
  Note receivable...........................................            --       (333,000)           --
                                                              ------------   ------------   -----------
Net cash used in investing activities.......................   (16,226,000)   (21,550,000)   (6,574,000)
                                                              ------------   ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt................................   (33,757,000)            --            --
  Proceeds from the issuance of long-term debt..............    30,000,000     11,765,000     5,377,000
  Proceeds for issuance of other debt.......................     3,832,000      1,243,000            --
  Payments on short-term notes and other debt...............      (647,000)      (136,000)     (194,000)
  Principal payments on capital leases......................      (597,000)            --            --
  Finance cost paid.........................................    (1,221,000)      (863,000)     (959,000)
  Payments in connection with redeemable common stock.......      (108,000)            --      (329,000)
  Proceeds from issuance of common stock through exercise of
    stock options...........................................       348,000        358,000       159,000
                                                              ------------   ------------   -----------
Net cash (used in) provided by financing activities.........    (2,150,000)    12,367,000     4,054,000
                                                              ------------   ------------   -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........    (1,694,000)     1,359,000     3,489,000

Cash and cash equivalents, beginning of year................     9,074,000      7,715,000     4,226,000
                                                              ------------   ------------   -----------
Cash and cash equivalents, end of year......................  $  7,380,000   $  9,074,000   $ 7,715,000
                                                              ============   ============   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  CASH PAID DURING THE YEAR FOR:
    Interest................................................  $  3,808,000   $  3,505,000   $ 2,562,000
                                                              ============   ============   ===========
    Income taxes............................................  $    788,000   $    261,000   $    16,000
                                                              ============   ============   ===========

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

    The Company acquired Mountaineer Park, Inc. in December of 1992 and has since operated the Mountaineer Racetrack & Gaming Resort ("Mountaineer Park" or the "Resort") in West Virginia's northern "panhandle," approximately twenty-five miles from the Pittsburgh International Airport. The Resort complex also includes a thoroughbred horse racetrack, pari-mutuel wagering, off-track wagering on horse and greyhound races simulcast from other tracks, a 101-room lodge, swimming, dining and lounge facilities. Mountaineer Park also owns the Woodview Golf Course, which is located approximately seven miles from the Resort.

    On May 5, 1998, through two newly formed, wholly owned subsidiaries, the Company closed the purchase of two hotel/gaming properties in Nevada: the Cheyenne Hotel & Casino, which has been renamed the "Ramada Inn and Speedway Casino", in North Las Vegas and the Reno Ramada, which has been renamed the "Ramada Inn and Speakeasy Casino," in Reno.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of MTR Gaming Group, Inc. ("MTR"), Mountaineer Park, Inc. ("Mountaineer Park"), Speakeasy Gaming of Las Vegas, Inc. ("Speakeasy-Las Vegas"), Speakeasy Gaming of Reno, Inc. ("Speakeasy-Reno") and ExCal Energy Corporation ("ExCal") (collectively, the "Company"). All significant intercompany transactions have been eliminated in consolidation.

    USE OF ESTIMATES

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. Significant estimates made by management include, but are not limited to, the impairment, if any, of long-lived assets. Actual results could materially differ from those estimates.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    These consolidated historical financial statements contain financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis in the accompanying consolidated financial statements. The financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and long-term and other debt. The carrying amounts of the Company's financial instruments generally approximate their fair values as of December 31, 1999 and 1998.

    CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

    The Company considers highly liquid investments with a remaining maturity of 90 days or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of overnight repurchase agreements at December 31, 1999.

                             MTR GAMING GROUP, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Restricted cash includes short-term certificates of deposit (see Note 7) and unredeemed winning tickets from its racing operations.

    DEFERRED FINANCING COSTS

    Amortization expense amounted to $462,000, $508,000 and $1,283,000 for the year ended December 31, 1999, 1998 and 1997, respectively, related to prior debt issuance costs and has been reflected as interest expense in the accompanying consolidated statement of operations. During the year ended December 31, 1999, the Company wrote-off the remaining deferred loan costs in connection with the 1999 financing (see Note 6), which is included in the extraordinary loss on extinguishment of debt in the accompanying consolidated statement of operations.

    New debt issuance costs totaling $1,221,000 were capitalized in relation to the refinancing of debt during December 1999 (see Note 6).

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

Buildings...................................................  20 to 40
Furniture and Fixtures......................................    5 to 7
Equipment and Automobiles...................................   3 to 15

    Interest is capitalized to construction in progress based on the product resulting from applying the Company's cost of borrowing rate to qualifying assets under active redevelopment. Interest capitalized in 1999, 1998, and 1997 was $444,000, $132,000, and $512,000, respectively.

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

                             MTR GAMING GROUP, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    EXCESS OF COST OF INVESTMENTS OVER NET ASSETS ACQUIRED

    The excess of cost of investments over net assets acquired (goodwill) is amortized on a straight-line basis over the expected periods to be benefited. Goodwill is being amortized on the straight line method over an expected fifteen year life. Amortization expense included in the accompanying consolidated statements of operations for each of the years ended December 31, 1999, 1998 and 1997 is $252,000.

    REVENUE RECOGNITION

    The Company recognizes revenues from parimutuel commissions earned from thoroughbred racing and off-track betting at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by the West Virginia State Racing Commission (the Racing Commission). Such revenues are shown net of the taxes assessed by state and local agencies, as well as purses and contract amounts paid to the Horsemen's Benevolent Protection Association (the "HPBA") (see Note 13).

    Revenues from video lottery represent the net win earned on video slot, poker, keno or blackjack wagers. Net win is the difference between wagers placed and winning payouts to patrons, and is recorded at the time wagers are made (see
Note 12).

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

    ADVERTISING

    The Company generally expenses advertising costs as incurred. Advertising expense for the years ended December 31, 1999, 1998 and 1997 was $4,968,000, $3,050,000 and $2,691,000, respectively, net of advertising grants received from the State of West Virginia of $196,000, $560,000 and 330,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

    INCOME TAXES

    The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 (Statement 109), Accounting for Income Taxes. Under Statement 109, an asset and

                             MTR GAMING GROUP, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between bases used for financial reporting and income tax reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company and its subsidiaries file a consolidated federal income tax return.

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

                                                            FOR THE YEAR ENDED DECEMBER 31, 1999
                                                           ---------------------------------------
                                                             INCOME         SHARES       PER SHARE
                                                           (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                           -----------   -------------   ---------
Basic EPS--
  Net income from continuing operations available to
    common shareholders..................................  $ 6,995,000     21,029,751      $0.33
                                                                                           -----

Effect of dilutive securities--
  Warrants and options...................................                   3,711,797
                                                           -----------    -----------

Dilutive EPS--
  Net income from continuing operations available to
    common shareholders plus assumed conversions.........  $ 6,995,000     24,741,548      $0.28
                                                           ===========    ===========      =====

                                                            FOR THE YEAR ENDED DECEMBER 31, 1998
                                                           ---------------------------------------
                                                             INCOME         SHARES       PER SHARE
                                                           (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                           -----------   -------------   ---------
Basic EPS--
  Net income from continuing operations available to
    common shareholders..................................  $10,423,000     20,292,751      $0.51
                                                                                           -----

Effect of dilutive securities--
  Warrants and options...................................           --      3,153,484
                                                           -----------    -----------

Dilutive EPS--
  Net income from continuing operations available to
    common shareholders plus assumed conversions.........  $10,423,000     23,446,235      $0.44
                                                           ===========    ===========      =====

                             MTR GAMING GROUP, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                            FOR THE YEAR ENDED DECEMBER 31, 1997
                                                           ---------------------------------------
                                                             INCOME         SHARES       PER SHARE
                                                           (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                           -----------   -------------   ---------
Basic EPS--
  Net income from continuing operations available to
    common shareholders..................................  $ 4,694,000     19,513,560      $0.24
                                                                                           -----

Effect of dilutive securities--
  Warrants and options...................................           --      1,739,191
                                                           -----------    -----------

Dilutive EPS--
  Net income from continuing operations available to
    common shareholders plus assumed conversions.........  $ 4,694,000     21,252,751      $0.22
                                                           ===========    ===========      =====

    The above dilutive EPS calculations do not include 360,000, 350,000 and 700,000 of potential dilutive securities for the years ending December 31, 1999, 1998 and 1997, respectively.

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

    RECLASSIFICATIONS

    Certain reclassifications have been made to the 1998 and 1997 consolidated financial statement presentation to conform to the 1999 presentation.

                             MTR GAMING GROUP, INC.

3. RISKS AND UNCERTAINTIES

    CONCENTRATION OF CREDIT RISK

    The Company maintains cash balances at certain financial institutions in excess of amounts insured by Federal agencies. In addition, the Company maintains significant cash balances on hand at its gaming operations.

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

    Pursuant to the Lottery Act, West Virginia horse racetracks licensed prior to January 1, 1994 and which conduct a minimum number of days of live racing, may apply for an annual license to operate video slots at its racetrack. The Lottery Act likewise requires that the operator of Mountaineer Park be subject to a written agreement with the horse owners, breeders and trainers who race horses at that facility in order to conduct video slot operations. The Company is party to the requisite agreement with the HPBA, which expires on January 1, 2001. The Lottery Act also requires that the operator of Mountaineer Park be subject to a written agreement with the pari-mutuel clerks in order to operate video slots. The Company is party to the requisite agreement with its pari-mutuel clerks which expires on November 30, 2002. The absence of an agreement with the HPBA or the pari-mutuel clerks at Mountaineer Park, or the termination or non-renewal of such agreements, would have a material adverse effect on the Company's business, financial condition and results of operations. The Lottery Commission has broad powers to approve and monitor all operations of the video lottery terminals, the specification of the terminals and the interface between the terminals and the West Virginia Central Lottery System. In addition, the Lottery Commission licenses all persons who control the licensed entity or are key personnel of the video lottery operation to ensure their integrity and absence of any criminal involvement.

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

    In order to operate non-restricted gaming in Nevada, Speakeasy-Las Vegas and Speakeasy-Reno are required to be licensed as operators of a casino by the Nevada Gaming Authorities. A gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation (Registered Corporation) and as such, it will be required periodically to submit detailed financial and operating reports to the Nevada Commission and

                             MTR GAMING GROUP, INC.

3. RISKS AND UNCERTAINTIES (CONTINUED)
furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, Speakeasy-Las Vegas and Speakeasy-Reno without first obtaining licenses and approvals from the Nevada Gaming Authorities.

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or Speakeasy-Las Vegas and Speakeasy-Reno in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee.

    If the Nevada Gaming Authorities were to determine that Speakeasy-Las Vegas and/or Speakeasy-Reno had violated the Nevada Gaming Control Act or the regulations promulgated thereunder (collectively, the Nevada Act), the gaming licenses could be limited, conditioned, suspended, or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, Speakeasy-Las Vegas, Speakeasy-Reno, the Company, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission.

    IMPACT OF RESORT HOTEL LEGISLATION

    The locations upon which Speakeasy-Las Vegas and the Speakeasy-Reno are located are subject to legislation passed in 1991 by the Nevada Legislature which is commonly referred to as the Resort Hotel Legislation. The key portions of this legislation essentially provide that the Nevada Commission shall not approve a non-restricted gaming license for an establishment located in either Clark County or Washoe County, Nevada, unless the establishment is a resort hotel, as defined. A county, city or town may require resort hotels to meet standards in addition to those required by the Nevada Legislature as a condition to issuance of a gaming license by the particular county, city or town. Unless gaming were to be abandoned, the locations owned by Speakeasy-Las Vegas and Speakeasy-Reno are exempt from the Resort Hotel Legislation because these locations have held non-restricted gaming licenses prior to the enactment of the legislation. The failure to keep the grandfathered exemptions to the Resort Hotel Legislation and the local regulations governing resort hotels would have a material adverse effect on the Company.

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

    In August 1996, the United States Congress passed legislation, which President Clinton signed, creating the National Gambling Impact and Policy Commission (the "Policy Commission") to conduct a comprehensive study of all matters relating to the economic and social impact of gaming in the United States. The legislation provided that, not later than two years after the enactment of such legislation, the Policy Commission must issue a report to the President and to Congress containing its findings and conclusions, together with recommendations for legislation and administrative actions. That report with

                             MTR GAMING GROUP, INC.

3. RISKS AND UNCERTAINTIES (CONTINUED)
accompanying recommendations was issued on June 18, 1999. Those recommendations include, among others, the statement that states should refuse to allow the introduction of casino-style gambling in parimutuel facilities for (i) the primary purpose of saving a parimutuel facility that the market has determined no longer serves the community; or (ii) for the purpose of competing with other forms of gambling. If such recommendations were enacted into law, it could adversely impact the gaming industry and have a material adverse effect on the Company's business and operations. The Company is unable to predict whether this study will result in law that would impose additional regulations on gaming industry operators, including the Company.

    COMPETITION

    The Company faces substantial competition in each of the markets in which its gaming facilities are located. Some of the competitors have significantly greater name recognition and financial and marketing resources than the Company. Such competition results, in part, from the geographic concentration of competitors. All of the Company's gaming operations primarily compete with other gaming operations in their geographic areas. New expansion and development activity is occurring in each of the relevant markets, which may be expected to intensify competitive pressures. All of the Company's gaming operations also compete to a lesser extent with operations in other locations, including Native American lands, riverboats and cruise ships, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, on and off track wagering, high-stakes bingo and card parlors. Several states have considered legalized casino gaming and others may in the future. Legalization of large-scale, unlimited casino gaming in or near any major metropolitan area or increased gaming in other areas could have a material adverse effect on the business of any or all of the Company's gaming facilities. In March, 2000, California voters passed a proposition to permit Indian tribes to conduct and operate slot machine, lottery games and banked and percentage card games on Indian lands. If the Federal government approves the compacts, the Nevada properties could be adversely impacted as a result of this increased competition.

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

4. ACQUISITIONS

    SPEAKEASY-LAS VEGAS AND SPEAKEASY-RENO

    Speakeasy-Las Vegas consummated the purchase on May 5, 1998 of the Cheyenne Hotel & Casino, in North Las Vegas, Nevada for approximately $5.5 million. Speakeasy-Reno consummated the purchase

                             MTR GAMING GROUP, INC.

4. ACQUISITIONS (CONTINUED)
from an entity under common control with its then primary lender and stockholder of the Company on May 5, 1998 of the Reno Ramada in Reno, Nevada for approximately $8 million. The Company financed these acquisitions via new debt of $11,915,000, including a $150,000 loan fee, (see Note 6), and cash of approximately $2,082,000, including direct acquisition costs of approximately $347,000.

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

DECEMBER 31,                                            1998          1997
------------                                         -----------   -----------
Total revenues.....................................  $83,353,000   $61,284,000
                                                     -----------   -----------
Net income.........................................  $ 6,794,000   $ 2,668,000
                                                     ===========   ===========
Net income per share--basic........................  $      0.33   $      0.14
                                                     ===========   ===========
Net income per share--assuming dilution............  $      0.29   $      0.13
                                                     ===========   ===========

    These pro forma consolidated results of operations have been presented for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 1998 or 1997, or which may result in the future.

    PURCHASE OF 350 ACRE PROPERTY

    On February 12, 1998, Mountaineer Park acquired a 350-acre parcel of unimproved real property located in Chester, Hancock County, West Virginia for a purchase price of $240,000, exclusive of brokerage fees and closing costs of approximately $30,000. The property is contiguous with the property on which the Company's Mountaineer Racetrack & Gaming Resort is situated. The Company currently has no plans for the development of the property.

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

    ACQUISITION OF GOLF COURSE

    The Company acquired, during January 1999, an 18-hole golf course, including real property, improvements, personal property and equipment, located approximately seven miles from the Company's

                             MTR GAMING GROUP, INC.

4. ACQUISITIONS (CONTINUED)
Mountaineer Race Track & Gaming Resort. The purchase price was approximately $841,000 which was satisfied by the issuance of a promissory note of $600,000 (interest only at 8% per annum, all due and payable after five years), the assumptions of bank debt of $158,000, the assumption of the payable of $52,000 and cash of $29,000 (see Note 6).

5. PROPERTY AND EQUIPMENT

    At December 31, property and equipment consist of the following:

                                                        1999          1998
                                                    ------------   -----------
Land..............................................  $  5,159,000   $ 4,443,000
Building and improvements.........................    34,916,000    29,634,000
Equipment (Note 7)................................    14,230,000     9,536,000
Furniture and fixtures............................    10,181,000     5,912,000
Construction in progress..........................     2,999,000       687,000
                                                    ------------   -----------
                                                      67,485,000    50,212,000

Less accumulated depreciation.....................   (14,729,000)   (9,933,000)
                                                    ------------   -----------
                                                    $ 52,756,000   $40,279,000
                                                    ============   ===========

    Depreciation expense charged to operations related to property and equipment during the years ended December 31, 1999, 1998 and 1997 was $4,796,000, $3,570,000 and $2,164,000, respectively.

6. LONG-TERM DEBT

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

6. LONG-TERM DEBT (CONTINUED)

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

    SECOND AMENDED TERM LOAN AGREEMENT

    On July 2, 1997, Mountaineer Park and its lender again amended and restated the $16.1 million loan agreement. The July 2, 1997 Second Amended Term Loan Agreement revised the prior loan agreement as follows:

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

    As consideration for the Second Amended Term Loan Agreement, Mountaineer Park agreed to pay the lender (i) a one time commitment fee of $1.8 million, which was paid over the first year of the term; (ii)

                             MTR GAMING GROUP, INC.

6. LONG-TERM DEBT (CONTINUED)
interest at the rate of 13% (compared to 12% on the $16.1 million term loan and 15% on the $5.4 million line of credit under the Amended Term Loan Agreement); and (iii) a call premium equal to 5% in the event of prepayment during the first year of the term, declining to 3% during the second year, 2% in the third year, and 1% in the final year.

    THIRD AMENDED AND RESTATED TERM LOAN AGREEMENT

    The Company, as guarantor, and its lender again amended and restated the loan agreement on April 30, 1998, (the "Third Amended and Restated Term Loan Agreement") in order to help finance the acquisitions of Speakeasy-Las Vegas and Speakeasy-Reno. This increased the term loan amount to approximately $27,865,000 and the line amount to approximately $10,377,000 (approximately $5,527,000 of which was drawn upon as of December 31, 1998). The Third Amended and Restated Term Loan Agreement also established a separate $1.7 million line of credit for construction of Speakeasy--Las Vegas. The loans, as well as any draws against the line of credit, continued to be for a term ending July 2, 2001 with monthly payments of interest only at the rate of 13% per year with all principal becoming due at the end of the term. The call premium applicable to prepayment of the loans (2% from July 3, 1999 until July 2, 2000 and 1% from July 3, 2000 until the end of the term), however, does not apply to the amounts borrowed for the acquisitions or draws on the $1.7 million construction line of credit.

    CREDIT AGREEMENT

    On December 20, 1999, the Company and its operating subsidiaries, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc. and Speakeasy Gaming of Reno, Inc., entered into a $30 million five-year senior secured reducing revolving credit facility (the "Credit Agreement") with Wells Fargo Bank, National Association. The Company has drawn the full $30 million available under the Wells Fargo loan and used the proceeds, combined with approximately $5.3 million of the Company's cash, to prepay the loans previously made to the Company under the Third Amended and Restated Term Loan Agreement.

    The Credit Agreement bears interest as follows: for the first six months, the interest rate, which is variable, will be the London Interbank Offered Rate, (the "LIBOR"), plus a margin of 3% (which equates to 9.16% at December 31, 1999). Thereafter, the interest rate will be adjusted quarterly depending upon the Company's leverage ratio, as defined. The interest rate could be based upon the LIBOR plus a margin of 2.0 to 2.5% depending on the leverage ratio. Interest is payable not less frequently than quarterly. The Company may elect from time to time either to continue to borrow on a LIBOR basis (with 1, 2, 3 or 6 month contracts) or to convert to an interest rate based upon the Prime Rate or Federal Funds Rate plus a margin of 1 to 1 1/2% depending upon the leverage ratio. Beginning 90 days after closing, the maximum available credit line will be reduced by $1.5 million per quarter, equating to a five-year amortization. Amounts prepaid over and above such reductions may be re-borrowed, subject to a commitment fee ranging from 37.5 to 50 basis points depending upon the leverage ratio.

    The Credit Agreement evidencing the loan contains customary affirmative and negative covenants and events of default, as defined. Under the Credit Agreement, the Company will also spend between a minimum 2% and a maximum 6% of gross revenues on maintenance of the Company's properties. Substantially all of the Company's assets and those of its operating subsidiaries, including the stock of the operating subsidiaries, are pledged as security for repayment of the loans made under the Credit Agreement.

                             MTR GAMING GROUP, INC.

6. LONG-TERM DEBT (CONTINUED)
    The Credit Agreement permits the Company to finance separately up to $8 million of additional senior indebtedness for the purchase or lease of gaming equipment as well as up to $15 million of subordinated debt for capital improvements.

    The financing also involved the payment of various fees and charges, including an up-front fee of 2% of the amount financed, a financial advisory fee of 1.5% of the amount financed, and other customary fees and charges.

    The credit agreement bears certain restrictive financial covenants affecting future transactions to be entered into by the Company. These covenants include, but are not limited to, restrictions on the ability of the Company to incur additional debt, lend money, acquire other businesses or make capital expenditures. Additionally, beginning March 31, 2000, the Company is required to comply with certain minimum levels of leverage ratios, adjusted fixed charge coverage and minimum tangible net worth. Anti-dilution provisions are included in the agreement limiting the number of securities which can be issued without the lender's prior approval.

    OTHER NOTES PAYABLE

    In May 1996, the Company reached a settlement agreement with the holder of 52,250 shares of redeemable common stock, valued at $313,000. Pursuant to the settlement agreement, the Company agreed to pay $25,000 upon execution of the settlement agreement and delivered an unsecured, non-interest bearing promissory note calling for a total of three payments of $5,000 due on August 1, 1996, November 1, 1996 and February 1, 1997; a payment of $50,087 on May 1, 1997; and a total of four annual payments of $40,087 due on May 1, 1998 through 2001. The obligation to pay the amounts described above was discounted at 8%. As of December 31, 1999, the remaining principal balance on this note was $50,000, net of a discount of approximately $20,000.

    In November 1998, Mountaineer Park entered into an agreement to purchase 200 video lottery terminals, at which time the 200 previously leased terminals were returned to the lessor without penalty. Under the terms of the agreement, Mountaineer Park is required to make 24 monthly payments of $56,208 through October 2000. The agreement, which is secured by the video lottery terminals, is non-interest bearing and therefore, was discounted at a rate of 8%. As of December 31, 1999, the remaining balance on this agreement was $542,000, net of a discount of approximately $20,000.

    In December 1999, Mountaineer Park obtained an unsecured loan in the amount of $2,792,000. The loan was due January 31, 2000 and bore interest at 9.5%. Subsequent to December 31, 1999, this unsecured loan became part of a newly established line of credit (see Note 14).

    In January 1999, in connection with the acquisition of an 18-hole golf course, the Company issued a promissory note for $603,000, bearing interest at 8% per annum due monthly, principal due January 20, 2004, which is secured by the property. Additionally, the Company assumed approximately $158,000 of term debt. The term debt, with interest at 10.00%, is being repaid with monthly principal and interest payments of $2,476 through August 2006. As of December 31, 1999 there was $141,000 outstanding under the promissory note and term debt.

    In April 1999, the Company entered into an agreement to purchase equipment for the golf course. Under the terms of the agreement, the Company is required to make principal and interest payments of

                             MTR GAMING GROUP, INC.

6. LONG-TERM DEBT (CONTINUED)
$8,752 through April 2002. The agreement bears interest at 8% and is secured by the equipment. As of December 31, 1999, there was $237,000 outstanding under this agreement.

    ANNUAL COMMITMENTS

    Future annual principal payments under all debt agreements as of December 31, 1999 are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
2000........................................................  $ 7,982,000
2001........................................................    6,151,000
2002........................................................    6,066,000
2003........................................................    6,022,000
2004........................................................    8,127,000
Thereafter..................................................       43,000
                                                              -----------
Total.......................................................  $34,391,000
                                                              ===========

7. COMMITMENTS AND CONTINGENCIES

    CAPITAL LEASES

    During 1999, the Company entered into capital lease arrangements to finance the acquisition of equipment including 397 video lottery terminals at its Company's Nevada properties. Commitments for minimum lease payments under capital leases at the end of 1999 are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
2000........................................................  $  727,000
2001........................................................     691,000
2002........................................................     211,000
2003........................................................      71,000
2004........................................................      12,000
                                                              ----------
                                                               1,712,000

Less amount representing interest at rates from 7.82% to
  17.89%....................................................    (169,000)
                                                              ----------
Present value of net minimum lease payments, including
  current maturities of $561,000............................  $1,543,000
                                                              ==========

                             MTR GAMING GROUP, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Property, plant and equipment at December 31, 1999 include the following amounts for capitalized leases:

Building improvements (Note 5)..............................  $  298,000
Equipment (Note 5)..........................................   1,519,000
                                                              ----------
                                                               1,817,000

Less allowance for depreciation.............................     (96,000)
                                                              ----------
                                                              $1,391,000
                                                              ==========

    MOUNTAINEER BOND REQUIREMENTS

    Mountaineer Park is required to maintain bonds in the aggregate amount of $340,000, as of December 31, 1999, for the benefit of the Lottery Commission through June 30, 2000. The bonding requirements have been satisfied via the issuance of surety bonds and certificates of deposit securing letters of credit, each of which is collateralized by certain bank deposits.

    VIDEO LOTTERY SOFTWARE

    The Company and the other West Virginia race tracks have contracted with a vendor to replace the central communication package that allows communication between the video lottery terminals on site and the lottery commission's system in Charleston, West Virginia with an upgraded system that includes other enhancements of the video lottery program. The Lottery Commission approved the contract on June 25, 1999. Installation of the system should be completed in 2000. The upgrade will cost Mountaineer Park approximately $1.7 million of which approximately $784,000 has been incurred as of December 31, 1999 (Note 5). A letter of credit for $916,000, secured by cash of $458,000, has been issued to the manufacturer for this expenditure as of December 31, 1999.

    TOTALISATOR SYSTEM OPERATING LEASE

    The Company leases its Totalisator system under an amended operating lease dated November 28, 1995. Under the amended lease terms, the Company must pay the greater of $1,000 per live race performance or 0.55% of the live racing handle. In addition, the Company must pay the greater of $300 per live race day ($550 if no live race performance) per simulcast race day or 0.55% of the simulcast racing handle. The lease agreement expires in October 2000. For the years ended December 31, 1999, 1998 and 1997, the rent expense under the lease was approximately $476,000, $454,000 and $437,000, respectively, which is included in cost of pari-mutuel commissions in the accompanying consolidated statements of operations.

    VIDEO LOTTERY TERMINALS OPERATING LEASES

    The Company leases 855 video lottery terminals under operating leases that expire through April 2001. The Company also leases 100 progressive video lottery terminals. The weekly lease payments on these 100 progressive video lottery terminals shall be equal to 9% of the "Gross Terminal Income", as defined. The agreement has an expiration date of June 30, 2000. The Company made lease payments totaling approximately $408,000 in 1999 pursuant to this agreement.

                             MTR GAMING GROUP, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    For the years ended December 31, 1999, 1998 and 1997, total video lottery rental expense was approximately $1,982,000, $1,416,000 and $1,119,000, respectively, which is included in costs of video lottery in the accompanying consolidated statements of operations.

    PHOTOFINISH SYSTEM OPERATING LEASE

    Mountaineer Park leases its timing and photofinish equipment under an operating lease at a cost of $235 per live race day. The lease agreement expires in May 2002. The Company made lease payments totaling $43,000 in 1999, $47,000 in 1998 and $52,000 in 1997.

    RACING VIDEOTAPE SYSTEM OPERATING LEASE

    The Company leases its videotape and closed circuit television equipment at a minimum cost of $400 per live race day and $125 per simulcast race day under an operating lease expiring in October 2002. In addition, the lease calls for incremental daily payments if more than one simulcast program is offered on any particular day, under the following tiered schedule: $65 for a second simulcast program, a total of $35 for a third and/or fourth program, and $65 for a fifth program. Rental payments made pursuant to this lease for the years ended December 31, 1999, 1998 and 1997 were approximately $225,000, $297,000 and
$269,000, respectively.

    FUTURE MINIMUM LEASE PAYMENTS

    Future annual minimum payments under all material operating leases as of December 31, 1999 are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
2000........................................................  $1,133,000
2001........................................................     445,000
2002........................................................     132,000
                                                              ----------
Total.......................................................  $1,710,000
                                                              ==========

    LITIGATION

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

    The Company is party to various other lawsuits which have arisen in the normal course of its business. Certain matters are covered by insurance, after the Company meets certain deductible requirements, generally $2,500 per occurrence. The liability, if any, arising from unfavorable outcomes of lawsuits is presently unknown.

                             MTR GAMING GROUP, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    PENSION PLAN

    Mountaineer has a qualified defined contribution plan covering substantially all of its employees (the "Plan"). The Plan was ratified retroactively on March 18, 1994 by the legislature of the State of West Virginia. The Plan contributions are based on .25% of the race track and simulcast wagering handles, and approximately 0.5% of the net revenues of video lottery activities beginning March 18, 1994. Contributions to the Plan for the years 1999, 1998, and 1997 were $474,000, $451,000 and $344,000, respectively.

    CONSULTING AGREEMENTS

    On October 1, 1997, the Company entered into a two-year financial advisory agreement with an investment banking firm to perform various consulting services. Under the terms of the agreement, the Company issued warrants to purchase 150,000 shares of its common stock at an exercise price of $1.50 per share. The warrants are exercisable for a period of four years and have piggy-back registration rights. The agreement was terminated on February 15, 1999.

    Also on October 1, 1997, Mountaineer Park entered into a three year contract with an employee benefits and governmental relations consultant. Under the terms of the agreement the consultant will receive annual options to purchase 10,000 shares of the Company's common stock on October 1, 1997, 1998 and 1999. The options are exercisable for a period of five years from the dates vested at an exercise price for each tranche equal to the market price of the Company's common stock on the dates of vesting. The exercise price will be the market price of the Company's common stock on the dates of grant.

    The Company recorded, during 1997, $130,000 in expense in connection with the aforementioned grants of warrants and options to nonemployees.

    On November 10, 1999, the Company entered into a one year financial advisory agreement with an investment banking firm to perform various consulting services for a cash payment of $125,000 and a contingent transaction fee, as defined, for any successful transactions.

    UNDEVELOPED LAND

    On June 22, 1999, Mountaineer Park entered into agreements to purchase for $583,000 approximately 287.65 acres of real property (including two buildings) previously subject to an October 7, 1997 option and located adjacent to its Hancock County, West Virginia operation. Mountaineer Park had paid $100,000 for an irrevocable option. Subject to resolution of certain title issues, Mountaineer Park intends to close the purchases, which call for payment to be made in the form of a $200,000 cash payment at closing and a $383,000 term note bearing interest at 9% payable over five years.

                             MTR GAMING GROUP, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

    OFFICER EMPLOYMENT AGREEMENT AND DEFERRED COMPENSATION AGREEMENT

    The Company entered into a new employment agreement dated February 1999 with its President and CEO (the "Officer"). The agreement is for a term of five (5) years, calls for an annual base salary of $450,000 (subject to automatic annual cost of living increases of 5%), semi-annual cash bonuses of $50,000, and a performance bonus for each year equal to 1% of the gross operating revenue increase over 1998 operating revenue (provided, however, that EBITDA, as defined, exceeds 1998 EBITDA). The Company also entered into a deferred compensation agreement dated January 1999 whereby the Company has purchased a life insurance policy on the Officer's life (face amount of $2,250,000 and annual premium of $100,000). The owner of the policy will be the Company. The Officer will also be entitled, after the Company recoups the aggregate premiums paid, to an annual benefit, as defined, upon retirement, death or termination out of the cash value of the insurance policy.

    The agreement provides that the Officer shall be entitled, at the Company's expense, to lease living and/or office quarters for himself and the Company in the State of Nevada and, if necessary, in any other state or jurisdiction in which the Company commences business operations after February 1, 1999 or in any other state or jurisdiction in which the Company is pursuing substantial business opportunities such that the Officer is required, as a practical matter, to spend a substantial portion of his time in such jurisdiction. The expense incurred for living and/or office quarters shall be reasonable and shall be paid directly by the Company, or at Officer's election, reimbursed by the Company.

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

    OTHER EMPLOYMENT AGREEMENTS AND DEFERRED COMPENSATION AGREEMENTS

    The Company entered into various other employment agreements during 1999 with other employees. The Company also entered into two additional deferred compensation agreements dated June 1999 whereby the Company has purchased life insurance policies on these two employees lives. (aggregate face amount of $1,618,000 and aggregate annual premiums of $50,000). The owner of the policies will be the Company. The employees will also be entitled, after the Company recoups the aggregate premiums paid, to an annual benefit, as defined, upon retirement, death or termination out of the cash value of the insurance policies.

                             MTR GAMING GROUP, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future annual minimum payments under the employment agreements as of December 31, 1999 is as follows:

DECEMBER 31,                                                    AMOUNT
------------                                                  ----------
2000........................................................  $  749,000
2001........................................................     673,000
2002........................................................     627,000
2003........................................................     659,000
2004........................................................      58,000
                                                              ----------
Total.......................................................  $2,766,000
                                                              ==========

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

8. RELATED PARTY TRANSACTIONS

    The Company had a note receivable for $240,000 from a shareholder of the Company at December 31, 1995, as well as additional non-interest bearing advances of $62,000 made in 1994. The $240,000 note receivable bore interest at 8% per annum and was due on demand. During 1995, the Company recorded a provision for loss in the amount of $240,000. The Company recorded a settlement during July 1997 regarding this receivable (see Note 9).

    One of the Company's directors, who is also a shareholder, is a member of the Company's outside legal firm. The Company paid legal fees to that law firm during 1999, 1998 and 1997 totaling approximately $592,000, $834,000 and $360,000, respectively.

9. SHAREHOLDERS' EQUITY

    LIMITATIONS ON DIVIDENDS

    Pursuant to state laws, the Company is currently restricted, and may be restricted for the foreseeable future, from making dividends to its shareholders as a result of its accumulated deficit as of December 31, 1999. Furthermore, under the company's and lender's credit agreement, the Company is prohibited from paying any dividends without the lender's consent. The Company currently intends to retain all earnings, if any, to finance and expand its operations.

                             MTR GAMING GROUP, INC.

9. SHAREHOLDERS' EQUITY (CONTINUED)
    REDEEMABLE COMMON STOCK SETTLEMENTS

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

    With respect to 120,000 of the Settlement Shares, the holder elected to terminate the Company's $1.50 per share repurchase right. Accordingly, the Company was not required to issue a promissory note with respect to these Settlement Shares. However, based on the Average Market Price, the Company was required to issue 30,312 additional shares, which are included in common stock subscribed.

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

    Pursuant to a May 10, 1996 settlement agreement with the final holder of 52,250 of the Redeemable Shares, the Company agreed to pay the holder $25,000 upon the execution of the agreement and issue a $225,000 non-interest bearing promissory note in exchange for the cancellation of put rights in connection with the Redeemable Shares. The Company discounted the note at 8%. The outstanding balance under the note as of December 31, 1999 amounted to $50,000 and is included on the accompanying 1998 consolidated balance sheet in long-term debt. Under the terms of the note, the Company is currently obligated to

                             MTR GAMING GROUP, INC.

9. SHAREHOLDERS' EQUITY (CONTINUED)
pay two annual payments of $40,000. The holder also agreed to the cancellation of options to purchase 50,000 shares of the Company's common stock for $.01 per share.

    In connection with the aforementioned settlements, the Redeemable Shares were reclassified to common stock during 1996. The Company reduced redeemable common stock obligations by $1,406,000, recorded long-term debt of $241,000, and increased additional paid-in capital by $1,165,000 during 1996.

    GUARANTEED SHARES

    In connection with the 1992 acquisition of Mountaineer Park, the Company issued 529,676 shares which had registration rights, guaranteed at a per share value of $6.00. The Company was obligated to issue additional shares should a market value per share deficiency exist at the time of registration. The Company granted in 1992 put rights to the holder (a bank) of 60,604 of the aforementioned shares at $6.00 per share, all of which became exercisable on or before December 31, 1995. Such rights were not exercised as of December 31, 1995. Accordingly, the Company has reduced redeemable common stock and has increased shareholders' equity in the accompanying 1996 consolidated statement of shareholders' equity.

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

    In September 1999, the Company reached a settlement with the holder of 30,342 shares which bore the $6.00 share price guarantee. In exchange for the cancellation of the price guarantee, the Company paid a cash settlement of $108,000. The Company recorded a $108,000 charge to paid-in capital.

    STOCK OPTION PLANS

    In May 1992, the Board of Directors approved the grant of non-qualified options to purchase 600,000 shares to certain officers and directors of the Company. Each option entitles the holder to purchase one

                             MTR GAMING GROUP, INC.

9. SHAREHOLDERS' EQUITY (CONTINUED)
share of common stock at an exercise price of $1.06 per share and is fully vested as of the date of grant. The exercise price approximated the fair value of the shares at the date of grant; such options were due to expire in May 1997 (see below).

    In October 1992, the Board of Directors adopted an incentive stock option plan meeting the requirements of Section 422 of the Internal Revenue Code. The plan reserves 1,200,000 shares for issuance.

    In May 1995, the Board of Directors approved the grant of non-qualified options to purchase 823,047 shares to certain officers and directors of the Company. Each option entitled the holder to purchase one share of common stock at an exercise price of approximately $1.22 per share and was fully vested as of the date of grant. These options where exercised during September 1998 (see below).

    In November 1995, the Board of Directors adopted an incentive stock option plan meeting the requirements of Section 422 of the Internal Revenue Code. The plan reserves 500,000 shares for issuance which were granted effective January 23, 1996 (15,000 of which were cancelled). The options are exercisable at the then fair market value of $.5625 per share, and are exercisable immediately, expire in 2001, and are subject to certain restrictions.

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

    In October 1996, the Board of Directors adopted an incentive stock option plan meeting the requirements of section 422 of the Internal Revenue Code (see above for certain requirements under Section 422). The plan reserved 500,000 shares for issuance.

    On October 2, 1996, the Board of Directors granted two outside directors, the non-qualified stock options to purchase a total of 150,000 shares of the Company's common stock, at the fair market value of the shares on the date of grant of $1.06 per share. The options are immediately exercisable for a term of five years. The value of these options was calculated at $50,000 and was charged to the 1996 consolidated statement of operations and was reflected as an increase to additional paid-in capital in the accompanying 1996 statement of shareholders' equity.

    On May 27, 1997 and again on August 26, 1997, the Company's board of directors voted to amend the terms of options granted to certain officers and key employees of the Company on May 28, 1992 such that, with respect to grantees of such options who were then employees of the Company or its subsidiaries (in the aggregate, options to purchase 410,867 shares of the Company's common stock at a price of $1.06 per share), the period during which such options may be exercised was extended, most recently for a period of 2 years. The Company recorded $156,000 of compensation expense during the year ended December 31, 1997 as a result of the option amendments.

    On August 14, 1997, the board adopted the Amended 1996 Stock Option Plan. The Plan reserved for grant options to acquire up to 750,000 shares of common stock of the Company. On September 19, 1997, the board elected to grant in the aggregate all 750,000 options as non-qualified options to fourteen key

                             MTR GAMING GROUP, INC.

9. SHAREHOLDERS' EQUITY (CONTINUED)
employees and directors at an exercise price of $1.34 per share, the fair market value of the stock on the date of grant. The options are fully vested at the date of grant and are exercisable for a term of five years.

    The Board of Directors established the 1998 Stock Incentive Plan (the "1998 Plan"). The 1998 Plan reserved for issuance upon exercise up to 800,000 shares of the Company's common stock.

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

    During August and September 1998, holders of previously-issued options to purchase the Company's common stock exercised options to purchase a total of 1,091,380 shares at prices ranging from $.01 to $1.21875 per share by delivery of cash, notes, and other common stock of the Company, resulting in a net increase in the number of issued and outstanding shares of 925,273 for proceeds (cash and notes) totaling approximately $819,000 as well as the delivery of 166,107 mature shares of the Company's common stock (which were cancelled and returned to authorized but unissued shares) in lieu of cash.

    The Board of Directors established the 1999 Stock Incentive Plan (the "1999 Plan") during February 1999. The 1999 Plan reserves for issuance up to 800,000 shares of the Company's common stock. The Company granted options to purchase 750,000 shares on February 24, 1999 at an exercise price of $2.00 per share pursuant to this plan. The options vest immediately and have a term of five years.

    The Company also granted 135,000 options on February 24, 1999 to employees and non-employees outside of the Company's stock option plans at an exercise price of $2.00 per share. The Company also granted, on February 24, 1999, 250,000 options to employees at an exercise price of $2.00 per share pursuant to the 1992 Plan. In addition, the two outside directors were granted 25,000 options each at an exercise price $2.00 per share pursuant to their agreements (see Note 7). All of the aforementioned options have a five year term and are immediately vested, except as to the outside director options which vest according to their agreements (see Note 7).

                             MTR GAMING GROUP, INC.

9. SHAREHOLDERS' EQUITY (CONTINUED)

    In December 1999, in consideration for cancellation of certain anti-dilution rights, the Company agreed to extend for ten months 300,000 options previously granted to an investment banking firm at an exercise price of $4.00. The Company recorded $40,000 in compensation expense during 1999 related to these options which will now expire on December 31, 2000

    During August and September 1999, holders of previously-issued options to purchase the Company's common stock exercised options to purchase a total of 490,260 shares at prices ranging from $.56 to $1.06 per share by delivery of cash, notes, and other common stock of the Company, resulting in a net increase in the number of issued and outstanding shares of 431,079 for proceeds (cash and notes) totaling approximately $171,000 as well as the delivery of 59,181 mature shares valued at $177,000 of the Company's common stock (which shares were cancelled and returned to authorized but unissued status) in lieu of cash.

    During 1998, in connection with the exercise of 378,415 options by the Company's President and CEO, the Company received a promissory note for approximately $461,000. During 1999, in connection with the exercise of 141,334 (included in the aforementioned 490,260) options the promissory was increased by approximately $243,000. In December 1999, the Company reduced the note receivable by approximately $247,000, net of taxes, from a performance bonus earned by the President and CEO. The note is due on or before August 2000 and bears interest at an annual rate of 8.5%. The note receivable balance of $457,000 and $461,000 at December 31, 1999 and 1998, respectively, has been reflected as an offset to stockholders' equity in the accompanying consolidated financial statements.

    During each of the years in the three year period ended December 31, 1999, stock option and warrant activity is as follows:

                                                                      PRICE RANGE PER   WEIGHTED AVERAGE
                                                   SHARES AVAILABLE        SHARE         EXERCISE PRICE
                                                   ----------------   ---------------   ----------------
Balance, January 1, 1997.........................      8,069,630       $0.01 - 8.00          $ 1.44
Granted..........................................        930,000        1.34 - 1.54            1.37
Canceled.........................................     (1,907,383)       0.56 - 2.40            1.95
Exercised........................................       (160,000)       0.01 - 1.06            0.99
                                                      ----------       ------------          ------
Balance, December 31, 1997.......................      6,932,247        0.01 - 8.00            1.00

Granted..........................................      1,860,000        2.16 - 2.50            2.29
Canceled.........................................       (145,000)              3.00            3.00
Exercised........................................     (1,091,380)       0.01 - 1.22            1.03
                                                      ----------       ------------          ------
Balance, December 31, 1998.......................      7,555,867        0.01 - 4.88            1.60
                                                      ----------       ------------          ------
Granted..........................................      1,485,000        2.00 - 4.00            2.40
Canceled.........................................       (300,000)              4.00            4.00
Exercised........................................       (490,260)       0.56 - 1.06            1.05
                                                      ----------       ------------          ------
Balance, December 31, 1999.......................      8,250,607       $0.01 - 4.88(1)       $ 1.69
                                                      ==========       ============          ======
Exercisable at December 31, 1999.................      8,250,607       $0.01 - 4.88          $ 1.69
                                                      ==========       ============          ======

------------------------

(1) Includes options to purchase 20,000 shares of common stock at $0.01 per share. Weighted average fair value of options granted during 1999 and 1998 was $1.00 and $1.14, respectively.

                             MTR GAMING GROUP, INC.

9. SHAREHOLDERS' EQUITY (CONTINUED)
    The following summarizes information about the Company's stock options and warrants outstanding at December 31, 1999:

                                             WEIGHTED AVERAGE   WEIGHTED       NUMBER
                                                REMAINING       AVERAGE    EXERCISABLE AT   WEIGHTED
RANGE OF EXERCISE       NUMBER OUTSTANDING   CONTRACTUAL LIFE   EXERCISE    DECEMBER 31,    AVERAGE
PRICES                  DECEMBER 31, 1999        IN YEARS        PRICE          1999         PRICE
-----------------       ------------------   ----------------   --------   --------------   --------
0.01$to 0.80.....             675,000              1.00(1)       $0.58          675,000      $0.58
1.06 to 1.50.....           4,195,607              1.90           1.13        4,195,607       1.13
2.00 to 2.50.....           3,020,000              3.12           2.29        3,020,000       2.29
4.00 to 4.88.....             360,000               .83(2)        4.15          360,000       4.15
                            ---------                                         ---------
                            8,250,607                                         8,250,607
                            =========                                         =========

------------------------

(1) Excludes 20,000 options with no set expiration date.

(2) Excludes 60,000 options with no set expiration date.

    PRO FORMA STOCK OPTION INFORMATION

    Pro forma information regarding net income is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS 123, rather than the method pursuant to APB 25 as discussed in Note 1. The fair value of these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the years ended December 31, 1999, 1998 and 1997: risk free rates of between 6.5% and 7.2%; dividend yield of 0%; expected life of the options of between 10 and 60 months; and volatility factors of the expected market price of the Company's common stock of between 52% and 68%.

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

    For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

PRO FORMAS FOR THE YEARS ENDED DECEMBER 31,                   1999         1998         1997
-------------------------------------------                ----------   ----------   ----------
Net income:
  As reported............................................  $6,239,000   $7,688,000   $4,694,000
  Pro forma..............................................  $4,765,000   $5,611,000   $4,060,000

Net income per share, assuming dilution:
  As reported............................................  $     0.25   $     0.33   $     0.22
  Pro forma..............................................  $     0.19   $     0.24   $     0.19

                             MTR GAMING GROUP, INC.

10. DISCONTINUED OPERATIONS

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

    During October 1998, the Company transferred all of its right, title and interest in its oil and gas interests to an affiliate of its former joint venture partner, SABAL Corp. ("SABAL"), in exchange for an assignment of production payment in the amount of $2,500,000 (the "Production Payment"). The Production Payment is payable out of a percentage of SABAL's net revenue interest from oil and gas produced in its Michigan interests, as defined. The Production Payment bears interest at 3% annually and is due and payable in its entirety at the end of fifteen years. For as long as the Production Payment is outstanding, the Company can convert the Production Payment into and up to 25% of the common stock of SABAL on a fully diluted basis. The Production Payment is collateralized by all the assets and interests of SABAL. Because of the uncertainty of collection of the production payment, and the depressed oil market, the Company recorded a loss in connection with this exchange of approximately $2,735,000 (the net assets at the date of exchange), which has been presented as a loss on disposal of discontinued operations. To the extent that the Company realizes this asset in the future, such realization will be flowed through discontinued operations as a change in estimate.

    In connection with the aforementioned transfer, the Company has entered into a term loan agreement with SABAL whereby the Company will loan SABAL up to $500,000. The term loan is for a period of two years (interest only for the first six months, and 15% per annum thereafter) and is secured by SABAL's real and personal property and equipment related to its oil and gas interest in Michigan and Texas. As of December 31, 1999 the Company had loaned to SABAL approximately $398,000.

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

                             MTR GAMING GROUP, INC.

11. INCOME TAXES

    The following summarizes the benefit for income taxes from continuing operations for the years ended December 31:

                                                             1999         1998          1997
                                                          ----------   -----------   -----------
Current
  Federal...............................................  $  159,000   $   114,000   $   100,000
  State.................................................     110,000                          --
                                                          ----------   -----------   -----------
                                                             269,000       114,000       100,000
                                                          ----------   -----------   -----------

Deferred
  Federal...............................................   3,678,000    (2,773,000)   (1,923,000)
  State.................................................          --            --            --
                                                          ----------   -----------   -----------
                                                           3,678,000    (2,773,000)   (1,923,000)
                                                          ----------   -----------   -----------
Provision (benefit) for income taxes....................  $3,947,000   $(2,659,000)  $(1,823,000)
                                                          ==========   ===========   ===========

    A reconciliation of the expected statutory Federal income tax provision from continuing operations to the benefit for income taxes for the years ended December 31:

                                                             1999         1998          1997
                                                          ----------   -----------   -----------
Provision for income taxes at a federal statutory rate
  of 34%................................................  $3,720,000   $ 2,636,000   $   976,000
Increase (reduction) in income taxes resulting from:
Changes in the valuation allowance for deferred tax
  assets allocated to income tax benefit................          --    (2,825,000)   (2,064,000)
Depreciation and amortization, not deductible for income
  tax purposes..........................................     148,000       148,000       148,000
Utilization of net operating loss carryforwards.........          --    (2,618,000)   (1,027,000)
Other...................................................      79,000            --       144,000
                                                          ----------   -----------   -----------
Provision (benefit) for income taxes....................  $3,947,000   $(2,659,000)  $(1,823,000)
                                                          ==========   ===========   ===========

    At December 31, 1999 and 1998, significant components of the Company's net deferred taxes are as follows:

                                                         1999         1998
                                                      ----------   -----------
Deferred tax assets:
  Net operating loss carryforwards..................  $1,178,000   $ 3,870,000
  Depreciation......................................       4,000        34,000
  Deferred rent.....................................          --         4,000
  AMT credit........................................     445,000       245,000
  Reserves and allowances...........................     125,000     1,037,000
                                                      ----------   -----------
                                                       1,752,000     5,190,000

Less valuation allowance............................          --            --
                                                      ----------   -----------
                                                      $1,752,000   $ 5,190,000
                                                      ----------   -----------
Deferred tax liability--Non-deductible tax basis....  $ (943,000)  $(1,130,000)
                                                      ==========   ===========

                             MTR GAMING GROUP, INC.

11. INCOME TAXES (CONTINUED)
    The Company's valuation allowance decreased during 1998 by approximately $4,703,000.

    At December 31, 1999, the Company has federal net operating loss carry forwards of approximately $3,464,000 for federal income tax reporting purposes and approximately $4,365,000 for California reporting purposes, expiring through 2011 and 2002, respectively. The Tax Reform Act of 1986 includes provisions which limit the Federal net operating loss carry forwards available for use in any given year if certain events, including a significant change in stock ownership, occur.

12. VIDEO LOTTERY OPERATIONS

    WEST VIRGINIA

    The Company derives revenue from the operation of video lottery games in the form of net win on the gross terminal income, or the total cash deposited into a VLT less the value of credits cleared for winning redemption tickets. Pursuant to the Lottery Act, the Company's share of net win is fixed at 47% of the net win after deducting an administration fee of up to 4% of gross terminal revenues first paid to the State of West Virginia. The Company is subject to annual licensing requirements established by the Lottery Commission; its license has been renewed through June 2000.

    Mountaineer Park offers video lottery gaming through 1,355 video lottery terminals ("VLTs") located in the racetrack clubhouse, grandstand and Lodge of which 955 are leased (Note 7).

    A summary of video lottery gross wagers, less winning patron payouts, for the years ended December 31 is as follows:

                                                        1999           1998            1997
                                                    ------------   -------------   -------------
Total Gross Wagers................................  $373,767,000   $ 240,164,000   $ 171,138,000
Less Winning Patron Payouts.......................   278,435,000    (171,172,000)   (121,951,000)
                                                    ------------   -------------   -------------
Video Lottery Revenues............................  $ 95,332,000   $  68,992,000   $  49,187,000
                                                    ============   =============   =============

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

                             MTR GAMING GROUP, INC.

12. VIDEO LOTTERY OPERATIONS (CONTINUED)
    Amounts contributed to these funds for the years ended December 31 were as follows:

                                                           1999          1998          1997
                                                        -----------   -----------   -----------
HBPA purses...........................................  $14,703,000   $10,511,000   $ 7,480,000
Company pension plan..................................      474,000       339,000       241,000
West Virginia general fund............................   28,457,000    20,343,000    14,476,000
West Virginia Breeders' Classic fund..................      949,000       678,000       483,000
Hancock County general fund...........................    1,897,000     1,356,000       965,000
West Virginia tourism promotion fund..................    2,846,000     2,034,000     1,448,000
Miscellaneous state projects..........................      949,000       678,000       482,000
                                                        -----------   -----------   -----------
                                                        $50,275,000   $35,939,000   $25,575,000
                                                        ===========   ===========   ===========

    NEVADA

    During the year ending December 31, 1999, the Company recorded approximately $621,000 in gaming revenue from its Nevada properties.

13. RACING OPERATIONS

    The Company conducts thoroughbred horse racing at Mountaineer Race Track and Gaming Resort. Under West Virginia Horse Racing Law, the Company's commission revenue is a designated portion of the parimutuel wagering handle (amounts wagered).

    The Company is subject to annual licensing requirements established by the Racing Commission. The Company's license was renewed in December 1999, and will remain effective through December 2000.

    On August 15, 1997, Mountaineer Park executed a new agreement with the HBPA, the exclusive authorized bargaining representative for all thoroughbred horse owners who participate in live races at Mountaineer Park. Mountaineer Park contributes all purse funds earned by such horse owners, as well as compensation to the HBPA in an amount equal to 15.5% of the amount paid for purses, from proceeds of its live and simulcast racing and video lottery operations. Mountaineer Park is required to conduct a minimum of 210 live racing events annually during the term of the agreement, down from a minimum threshold of 220 days under the prior contract. Also, the minimum daily purse payment will increase from $22,500 under the prior agreement to $30,000. The new contract, which expires on January 1, 2001, contains no other material changes from the prior agreement.

    Mountaineer Park's labor agreement with approximately 50 mutuel and 9 video lottery employees has been extended until November 30, 2002.

    The Company's revenue from racing operations is derived mainly from commissions earned on parimutuel wagering on live races held at Mountaineer Park and on races conducted at other "host" racetracks and broadcast live (i.e. import simulcast) at Mountaineer Park. In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The dollars wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a "take-out" or gross commission, from which the racetrack pays state and county taxes and racing purses. The Company's parimutuel commission rates are fixed as a percentage of the total

                             MTR GAMING GROUP, INC.

13. RACING OPERATIONS (CONTINUED)
handle or amounts wagered. With respect to Mountaineer Park's live racing operations, such percentage is fixed by West Virginia law at three levels, 17.25%, 19% and 25%, depending on the complexity of the wager. The lower rate applies to wagering pools involving only win, place and show wagers, while the higher rates apply to pools involving wagers on specified multiple events, such as trifecta, quinella and perfecta wagers. With respect to simulcast racing operations, the Company generally has opted to apply the commission rates imposed by the jurisdictions of the host racetracks, as it may do with the consent of the Racing Commission. Such rates vary with each jurisdiction and may be more or less favorable than the live racing commission rates. Out of its gross commissions, the Company is required to distribute fixed percentages to its fund for the payment of regular purses (the "regular purse fund"), the state of West Virginia and Hancock County and, with respect to commissions derived from simulcast operations, Mountaineer Park's employee pension plan. After deducting state and county taxes and, with respect to simulcast commission, simulcast fees and expenses and employee pension plan contributions, approximately one-half of the remainder of the commissions are payable to the regular purse fund.

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

    A summary of the parimutuel handle and deductions, including satellite off-track wagering, for the years ended December 31 are as follows:

                                                          1999           1998           1997
                                                      ------------   ------------   ------------
Total parimutuel handle.............................  $ 41,073,000   $ 43,811,000   $ 40,975,000
Less patron's winning tickets and breakage..........   (32,486,000)   (34,661,000)   (32,464,000)
                                                      ------------   ------------   ------------
                                                         8,587,000      9,150,000      8,511,000

Less:
  Parimutuel tax paid to:
  West Virginia and Hancock County..................      (485,000)      (494,000)      (493,000)
  Purses and Horsemen's Association.................    (3,598,000)    (3,860,000)    (3,581,000)
                                                      ------------   ------------   ------------
                                                      $  4,504,000   $  4,796,000   $  4,437,000
                                                      ============   ============   ============

14. SUBSEQUENT EVENTS

LINE OF CREDIT

    On January 27, 2000, Mountaineer Park, Inc. ("Mountaineer"), a wholly-owned subsidiary of MTR Gaming Group, Inc. (the "Company"), entered into a new three year senior line of credit for the principal amount of up to $8 million with PNC Leasing, LLC ("PNC"), a subsidiary of PNC Bank, National Association (the "PNC Financing"), effective January 31, 2000. The proceeds of this line of credit are to be

                             MTR GAMING GROUP, INC.

14. SUBSEQUENT EVENTS (CONTINUED)
used to lease equipment for video lottery operations at the Mountaineer Racetrack and Gaming Resort in West Virginia. The initial draw at closing was $2,792,000 and has been applied to the sale/leaseback of 400 video lottery machines previously purchased by Mountaineer (see Note 6). The interest rate for the PNC Financing will be fixed at the time of each draw, and is tied to the prime rate at the Federal Reserve Bank of Cleveland on that day, plus a margin of 1%. The interest rate for the $2,792,000 drawn at closing was 9.969%.

    The indebtedness under the PNC Financing is secured by the equipment leased with the proceeds of the financing and is guaranteed by the Company. The PNC Financing has been approved by the West Virginia Lottery Commission and is permitted by a carve-out for equipment financing in the Company's existing financing arrangements with its senior secured lender, Wells Fargo Bank, National Association. Mountaineer may request additional draws until December 31, 2000, subject to PNC's discretion. The master lease and related leasing documents evidencing the PNC Financing contain customary affirmative and negative covenants, events of default and other ordinary leasing provisions.

    STOCK OPTIONS

    The Board of Directors, subject to the approval of the Company's shareholders, established the 2000 Stock Incentive Plan (the "2000 Plan"). The 2000 Plan reserves for issuance 825,000 shares of the Company's common stock. Subject to shareholder approval of the 2000 Plan, on March 13, 2000 the Company granted to seventeen employees and consultants a total of 795,000 options at an exercise price of $2.50 per share pursuant to the 2000 Plan.

    The Company also granted to employees and non-employees outside of the Company's stock option plans 220,000 options on March 13, 2000 at an exercise price of $2.50 per share. In addition, the two outside directors were granted 25,000 options each at an exercise price of $2.50 per share pursuant to their agreements (see Note 7). All of the aforementioned options are non-qualified stock options, were issued with exercise prices which were at market, have a ten-year term, and are immediately vested, except as to the outside director options, which vest according to their agreements (see Note 7).