Form 10-Q
period 2000-03-31
MTR GAMING GROUP INC
filed 2000-05-15
CIK 834162

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

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                   21,822,401
                          Outstanding at May 10, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             MTR GAMING GROUP, INC.

                              INDEX FOR FORM 10-Q

SECTION                                                         PAGE
-------                                                       --------
PART I--FINANCIAL INFORMATION

Item 1--Financial Statements................................      3

Condensed and Consolidated Balance Sheet at March 31, 2000
  and December 31, 1999.....................................      3

Condensed and Consolidated Statements of Operations for the
  Three Months Ended March 31, 2000 and 1999................      4

Condensed and Consolidated Statements of Cash Flows for the
  Three Months Ended March 31, 2000 and 1999................      5

Notes to Condensed and Consolidated Financial Statements....      6

Item 2--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................      8

Item 3--Quantitative and Qualitative Disclosures about
  Market Risk...............................................     18

PART II--OTHER INFORMATION

Item 1--Legal Proceedings...................................     18

Item 2--Changes in Securities...............................     18

Item 3--Defaults upon Senior Securities.....................     18

Item 4--Submission of Matters to a Vote of Securities
  Holders...................................................     19

Item 5--Other Information...................................     19

Item 6--Exhibits and Reports on Form 8-K....................     19

SIGNATURE PAGE..............................................     21

EXHIBIT INDEX...............................................     22

                                     PART 1
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MTR GAMING GROUP, INC.

                    CONDENSED AND CONSOLIDATED BALANCE SHEET

                                                               MARCH 31     DECEMBER 31
                                                                 2000           1999
                                                              -----------   ------------
                                         ASSETS

Current Assets
  Cash and cash equivalents.................................  $ 7,523,000   $ 7,380,000
  Restricted cash...........................................      440,000       891,000
  Accounts receivable, net of allowance for doubtful
    accounts of $48,000 and $138,000........................    1,458,000     1,026,000
  Deferred financing costs..................................      244,000       244,000
  Income tax receivable.....................................                    519,000
  Deferred income taxes.....................................                  1,526,000
  Other current assets......................................    2,115,000     1,575,000
                                                              -----------   -----------
Total current assets........................................   11,780,000    13,161,000
                                                              -----------   -----------
Property and equipment, net.................................   55,947,000    52,756,000
Excess of cost of investments over net assets acquired, net
  of accumulated amortization of $1,841,000
  and $1,778,000............................................    1,933,000     1,996,000
Deferred income taxes.......................................      330,000
Deferred financing costs, net of current portion............      916,000       977,000
Deposits and other..........................................      654,000       669,000
                                                              -----------   -----------
                                                                3,833,000     3,642,000
                                                              -----------   -----------
                                                              $71,560,000   $69,559,000
                                                              ===========   ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   491,000   $ 1,453,000
  Other accrued liabilities.................................    2,203,000     1,746,000
  Current portion of capital leases.........................    1,871,000       561,000
  Current portion of long-term debt.........................    6,705,000     7,982,000
                                                              -----------   -----------
Total current liabilities...................................   11,270,000    11,742,000
                                                              -----------   -----------
Long-term debt, less current portion........................   23,336,000    26,409,000
Capital lease obligations, net of current portion...........    3,266,000       982,000
Deferred income tax.........................................      851,000       717,000
                                                              -----------   -----------
Total liabilities...........................................   38,723,000    39,850,000
                                                              -----------   -----------
COMMITMENTS AND CONTINGENCIES

Shareholders' equity:
  Common stock..............................................           --            --
  Paid in capital...........................................   36,479,000    36,454,000
  Shareholder receivable....................................     (722,000)     (457,000)
  Accumulated deficit.......................................   (2,920,000)   (6,288,000)
                                                              -----------   -----------
Total shareholders' equity..................................   32,837,000    29,709,000
                                                              -----------   -----------
                                                              $71,560,000   $69,559,000
                                                              ===========   ===========

                             MTR GAMING GROUP, INC.

              CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Revenues
  Gaming....................................................  $31,747,000   $18,916,000
  Parimutuel commissions....................................    1,100,000       914,000
  Food, beverage and lodging................................    2,966,000     1,809,000
  Other.....................................................      443,000       342,000
                                                              -----------   -----------
    Total revenues..........................................   36,256,000    21,981,000
Costs of revenue
  Cost of gaming............................................   18,465,000    11,521,000
  Cost of parimutuel commissions............................    1,315,000     1,217,000
  Cost of food,beverage and lodging.........................    2,623,000     1,793,000
  Cost of other revenue.....................................      371,000       284,000
                                                              -----------   -----------
    Total cost of revenues..................................   22,774,000    14,815,000
                                                              -----------   -----------
Gross Profit................................................   13,482,000     7,166,000
                                                              -----------   -----------
Selling, general and administrative expenses:
  Marketing and promotions..................................    1,561,000       840,000
  General and administrative................................    4,355,000     2,782,000
  Depreciation and amortization.............................    1,540,000     1,024,000
                                                              -----------   -----------
    Total selling, general and administrative expenses......    7,456,000     4,646,000
                                                              -----------   -----------
Operating income............................................    6,026,000     2,520,000
Interest income.............................................       69,000        83,000
Interest expense............................................     (820,000)   (1,101,000)
                                                              -----------   -----------
Income from operations before provision for income taxes....    5,275,000     1,502,000
Provision for income taxes..................................   (1,907,000)     (525,000)
                                                              -----------   -----------
Net Income..................................................    3,368,000       977,000
                                                              ===========   ===========
NET INCOME PER SHARE-BASIC..................................         0.16          0.05
NET INCOME PER SHARE-ASSUMING DILUTION......................         0.13          0.04
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic.......................................................   21,337,885    20,896,322
                                                              ===========   ===========
Diluted.....................................................   25,531,059    23,941,022
                                                              ===========   ===========

                             MTR GAMING GROUP, INC.

              CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Cash flows from operating activities:
  Net income................................................  $ 3,368,000   $   977,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Deferred financing cost amortization....................       61,000       127,000
    Depreciation and amortization...........................    1,540,000     1,024,000
    Deferred income taxes...................................    1,330,000       392,000
    Changes in operating assets and liabilities
      Accounts receivable net of allowance..................     (432,000)     (160,000)
      Notes receivable......................................           --       (81,000)
      Income tax receivable.................................      519,000            --
      Other current assets..................................     (540,000)     (269,000)
      Accounts payable and accrued liabilities..............     (505,000)      426,000
                                                              -----------   -----------
Net cash provided by operating activities...................    5,341,000     2,436,000
                                                              -----------   -----------
Cash flows from investing activities:
  Restricted cash...........................................      451,000        46,000
  Deposits and other........................................       15,000       (55,000)
  Capital expenditures......................................   (3,472,000)   (4,977,000)
                                                              -----------   -----------
Net cash used in investing activities.......................   (3,006,000)   (4,986,000)
                                                              -----------   -----------
Cash flows used in financing activities
  Shareholder receivable....................................     (265,000)           --
  Additional paid in capital................................       25,000            --
  Loan proceeds.............................................           --       720,000
Principal payment on long term debt and capital leases......   (1,952,000)           --
Cash used by financing activities...........................   (2,192,000)      720,000
                                                              -----------   -----------
NET INCREASE (DECREASE) IN CASH.............................      143,000    (1,830,000)
Cash, Beginning of Period...................................    7,380,000     9,074,000
                                                              -----------   -----------
Cash, End of Period.........................................  $ 7,523,000   $ 7,244,000
                                                              ===========   ===========
Supplemental disclosure of cash flow information:
  Cash paid during the quarter for:
    Interest................................................      759,000       974,000
                                                              ===========   ===========
    Income taxes............................................       42,000       103,000

    During the quarter ended March 31, 2000 the Company acquired fixed assets via capital leases totaling $1,196,000.

                             MTR GAMING GROUP, INC.

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

    The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation has been included herein. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2--EQUITY TRANSACTIONS

    In March of 2000, pursuant to various employment agreements, the Company granted to various employees and its outside directors options to purchase, in the aggregate, 270,000 shares of the Company's common stock. Also in March of 2000, the Board of Directors of the Company approved the Company's 2000 Employee Stock Purchase Plan, for which the Company intends to reserve 825,000 shares, of which 795,000 shares have been granted to various employees of the Company.

    All of the options granted on March 13, 2000 are for a term of ten years from the date of grant (except that 50,000 are for a term of five years), and except for the grants to the Company's independent directors provide for immediate vesting. All of such options are exercisable at the price of $2.50 per share, the estimated fair market value of the Company's common stock at the date of grant.

NOTE 3--INCOME TAXES

    The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 (Statement 109), Accounting for Income taxes. Under Statement 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income taxes reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. At March 31, 2000, there is no valuation allowance. The Company and its subsidiaries file a consolidated federal income tax return.

NOTE 4--LINE OF CREDIT

    In January of 2000, pursuant to the carve out for equipment financing, found in the Wells Fargo Credit Agreement, Mountaineer Park entered an $8 million discretionary line of credit with PNC Leasing, LLC, pursuant to which Mountaineer Park has borrowed $2,792,000.

NOTE 5--SUBSEQUENT EVENTS

    On April 14, 2000, in connection with the exercise of nonqualified stock options granted on January 23, 1996, Robert L. Ruben, Robert A. Blatt and Edson
R. Arneault, all of whom are officers and directors of the Company, delivered to the Company promissory notes in the amounts of $42,186.75, $28,124.50, and $168,747.00, respectively. The promissory notes are full recourse obligations, bear interest

                             MTR GAMING GROUP, INC.

NOTE 5--SUBSEQUENT EVENTS (CONTINUED)
at 9% per year (the Prime Rate on that date), and are due and payable at the end of a two-year term. The notes are secured by the shares of common stock (425,000 in the aggregate) underlying the options.

    On April 26, 2000, the Company, upon the recommendation of the Compensation Committee and the approval of the Board of Directors, and Edson R. Arneault, the Company's president, chairman and chief executive officer, entered an amendment of Mr. Arneault's employment agreement with the Company (the "Amendment"). Based upon the requirement set forth in Article 5.09(l) of the Company's Credit Agreement with Wells Fargo Bank that the Company maintain $8 million in key man life insurance on the life of Mr. Arneault for a term ending December 23, 2004, the Company extended the term of the employment agreement from January 31, 2004 until December 31, 2004. In order to induce Mr. Arneault to enter the Amendment, the Amendment provides that during the final year of the agreement
Mr. Arneault's performance bonus will be equal to 1% of the gross operating revenue of the Company to the extent such operating revenue exceeded the operating revenue of the Company for the fiscal year ended December 31, 1999 (I.E., $113,421,000), subject to the terms and conditions applicable to such performance bonus for prior years. The Amendment likewise provides that to the extent total compensation for any calendar year would otherwise exceed the amount the Company is permitted to deduct as compensation expense for federal income tax purposes (the "IRS Maximum"), Mr. Arneault agrees to defer the time for payment of any amounts above the IRS Maximum until the next calendar year in which payment of such amount will not result in compensation exceeding the IRS Maximum. In the event of termination of Mr. Arneault's employment in certain circumstances, the Amendment also permits him to purchase certain residential real property from the Company.

    Also on April 26, 2000, the Company's Board of Directors authorized the repurchase of up to $3 million of the Company's common shares. The repurchase program authorizes management, at its discretion, to make purchases from time to time over the next year in the open market. The Company intends to conduct the repurchase program in accordance with Rule 10b-18 of the Exchange Act and to extinguish any repurchased shares and return them to authorized but unissued status.

                             MTR GAMING GROUP, INC.

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

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

    The Company earned revenues for the respective three-month periods in 2000 and 1999 as shown below:

                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                     -------------------------
                                                        2000          1999
                                                     -----------   -----------
OPERATING REVENUES
Video Lottery......................................  $31,747,000   $18,916,000
Parimutuel commissions.............................    1,100,000       914,000
Lodging, food & beverage...........................    2,966,000     1,809,000
Other Revenue......................................      443,000       342,000
                                                     -----------   -----------
  Total Revenues...................................  $36,256,000    21,981,000
                                                     ===========   ===========

    For the first quarter, the Company's total revenues increased by $14.3 million from 1999 to 2000, an increase of 65%. Approximately
$12.0 million of the increase is attributable to gaming operations at Mountaineer Park. Mountaineer Park's revenue from parimutuel commissions increased by $186,000, or 20%; its lodging revenues increased by $55,000, or 17%; food and beverage revenues increased by $740,000 or 67% from $1.1 million to $1.8 million; and other revenues at Mountaineer Park increased by $97,000 or 30%. The advent of coin drop slot machines was instrumental in the 63% increase in gaming. This increase in gaming patrons in turn affected patron demand for ancillary areas such as food and beverage and lodging. Better weather during the first quarter of 2000 also contributed to the increases in revenue, as Management believes that revenues from all sources at Mountaineer Park in 1999 were adversely affected by unusually harsh weather conditions during the month of January.

    The Nevada Properties contributed $1.6 million in gross revenue in the first quarter of 2000, a $1.2 million or 304% increase from revenues of $398,000 during the first quarter of 1999. During the first quarter of 1999, the Speedway Property was generally dark for renovation of hotel rooms and food and beverage facilities and construction of the 15,600 square foot casino building and parking lots. This property's hotel and food and beverage facilities were re-opened in March 1999. The Company had no revenues from gaming operations at either property through September 1999. On October 1, 1999, the Company took over gaming operations at the two Nevada Properties. The gaming revenue for the three months of operation in 2000 was $846,000. The sources of the remaining revenues for the first quarter of 2000 were $413,000 from lodging, $331,000 from food and beverage and $19,000 in other income. Total revenues generated by the Speedway Property were $985,000, while the Reno Property's total revenues were $624,000. The Grand Opening of the Speedway Property occurred March 1-5, 2000, while the Reno Property's Grand Opening occurred April 26-30, 2000.

GAMING OPERATIONS

    Revenues from gaming operations increased by 68% or $12.8 million from $19 million in 1999 to $31.7 million in 2000. Management attributes this extraordinary increase to the following factors, (1) the introduction of 400 coin drop slot machines in November of 1999; (2) the commencement of gaming operations at the Nevada Properties in October of 1999; (3) the continued aggressive marketing including the Grand Opening of the Speedway Property; and
(4) the expanded hours of operations for the track-based gaming machines at Mountaineer Park commencing in June of 1999 (resulting in a 140% increase in the net win per machines per day for such machines from $57 to $137).

    In April of 1999, the Lottery Law was amended effective June 11, 1999 to permit Mountaineer Park to operate coin drop, mechanical reel Las Vegas-style slot machines. On June 14, 1999, in anticipation of adding coin drop machines, the Company began increasing the number of days during which the machines located at the racetrack remain in operation. Previously, those machines operated only on live racing days and during special events. Also the Speedway Gaming Room was built to house 72 new coin drop machines in the track's lower grandstand. In November of 1999, Mountaineer Park introduced its first coin drop machines. In the first quarter of 2000, the average daily win per coin drop machine was $312 compared to $228 for ticket terminals.

    For the first quarter of 2000, average daily net win for the track-based machines was $137 compared to $326 earned on the Lodge-based terminals for a facility-wide average of $253 per machine per day.

    In March of 2000, the West Virginia State Legislature passed, and the Governor signed into law, Senate Bill 462, which, upon its June effective date, will remove the existing 2:1 ratio limitation for video slots at Mountaineer Park's lodge versus the racetrack building. The Company plans, subject to regulatory approval, to add 550 coin drop video slots at the Lodge by August of 2000 upon completion of the first phase of Mountaineer Park's expansion.

    A summary of the video lottery gross winnings less patron payouts ("net win") for the three months ended March 31, 2000 and 1999 is as follows:

                                                       THREE MONTHS ENDED
                                                            MARCH 31
                                                  ----------------------------
                                                      2000            1999
                                                  -------------   ------------
Total gross wagers..............................  $ 194,359,000   $ 66,520,000
Less patron payouts.............................   (163,458,000)   (47,604,000)
                                                  -------------   ------------
  Revenues--video lottery operations............  $  30,901,000   $ 18,916,000
                                                  =============   ============
Average daily net win per terminal..............  $         253   $        163
                                                  =============   ============

    Since October 1, 1999, the Company has operated gaming at its two Nevada Properties. The Speedway Property had gaming revenues of $591,000 for the three months ended March 31, 2000. The Reno Property's gaming revenues were $255,000 for the same period. Gaming revenues at the Speedway Property have significantly improved since the Grand Opening in March of 2000. The Reno Property's Grand Opening did not occur until after the first quarter.

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

    Mountaineer's parimutuel commissions for the three months ended March 31, 2000 and 1999 are summarized below:

                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                     -------------------------
                                                        2000          1999
                                                     -----------   -----------
Simulcast racing parimutuel handle.................  $ 5,490,000   $ 4,798,000
Live racing parimutuel handle......................    4,479,000     3,546,000
Less patrons' winning tickets......................   (7,872,000)   (6,604,000)
                                                     -----------   -----------
                                                       2,097,000     1,740,000
Less:
State and county parimutuel tax....................     (119,000)     (107,000)
Purses and Horsemen's Association..................     (878,000)     (719,000)
                                                     -----------   -----------
Revenues--parimutuel commissions...................  $ 1,100,000   $   914,000
                                                     ===========   ===========

    Simulcast handle in the first three months of 2000 increased 14.4% to $5.5 million compared to the same period in 1999. Live racing handle increased by 26.3% from $3.5 million in 1999 to $4.5 million in 2000. Total revenues for parimutuel commissions for the first quarter of 2000 increased 20.4% compared to the same period in 1999. These increases are a function of the 19% increase in the number of live racing days in 2000 (50 in 2000 compared to 42 in 1999) due primarily to weather related cancellations during January of 1999.

    Mountaineer Park paid average daily live purses of $84,600 in the first three months of 2000, an 18% increase over the $71,800 average for the corresponding period of 1999.

    While Management is encouraged by the increases in live and simulcast parimutuel handle, Management does not expect results from racing operations to improve materially, despite larger daily purses, stakes races, better horses and larger patron volume for the resort, unless and until Mountaineer Park also commences export simulcasting. Export simulcasting would not only create a new source of revenue but the anticipated related increase in gross dollars wagered on Mountaineer Park's live races should also generate increases in live handle (as a greater and more diverse wagering pool lessens the impact a particular wager will have on the pay-off odds). The commencement of export simulcasting would involve substantial capital improvements (approximately $4-5 million).

    In December of 1998, Mountaineer Park and its horsemen executed an agreement, subject to the approval of the West Virginia Racing Commission, with respect to the sharing of the cost of such capital improvements. The Racing Commission sought the advice of the State Attorney General's Office, which originally believed that the arrangement would violate the State's racing statute. The Company asked the Attorney General's Office to reconsider that conclusion. At the same time, the Company pursued legislation to make plain that the statute permitted the agreement. On March 11, 2000, the West Virginia State Legislature passed House Bill 4487 amending the statute to permit such agreements. On March 28, 2000, the Governor signed the bill into law. In
April of 2000, Mountaineer Park and its horsemen executed an updated version of the cost-sharing agreement and submitted it to the Racing Commission for approval at the Racing Commission's monthly meeting held on April 28, 2000. The Racing Commission declined to hear the matter, citing the fact that the new law will not become effective until June of 2000 and that the Attorney General had not provided any further guidance. The Company will again ask the Racing Commission to approve the cost sharing agreement. The Company does not anticipate commencement of export simulcasting until approximately 120 days after the Racing Commission approves the cost sharing agreement. Thus, no assurances can be given that the Company will successfully commence export simulcasting, or commence such activity by a date certain, or that the anticipated results will be realized. See "Operating Costs" and "Parimutuel Commissions Operating Costs."

FOOD, BEVERAGE AND LODGING OPERATIONS

    Food, beverage and lodging revenues accounted for a combined revenue increase of 64% to $2,966,000 for the three months ended March 31, 2000 compared to $1,809,000 during the first quarter of 1999. Company wide, restaurant, bar and concession facilities produced $1,026,000 of the revenue increase, which is an 88% increase over the first three months of 1999. Food and beverage revenues increased $739,000 to $1.8 million at the West Virginia property in the first quarter of 2000. Management believes that increased revenues from food and beverage resulted primarily from enhanced gaming facilities and related advertising, which in turn led to increase consumption of food and beverages by the Company's patrons.

    The increase in revenue for this profit center in Nevada was $287,000, with $185,000 of the increase coming from the Speedway Property. Differences in results for the Speedway Property are attributable primarily to the fact that the property was fully operational for only one month in the first quarter of 1999 compared to three months in 2000.

    Lodging revenues increased $131,000 for a 20% increase over the same period in 1999. Of the increase in lodging revenues, $76,000 can be attributed to the two Nevada Properties.

OTHER OPERATING REVENUES

    Other sources of revenues increased by $101,000 to $443,000 for the three months ended March 31, 2000 compared to the same period in 1999. Other operating revenues are primarily derived from the golf course, the sale of programs, parking, admission fees, lottery tickets, check cashing and ATM services. The increase in ATM service fees was $60,000 for the first quarter of 2000. While these activities are non-core business activities, Management believes that they are necessary to attract gaming patrons.

OPERATING COSTS

    The Company's $14.3 million increase in revenues was accompanied by higher total costs, as directly related expenses increased by $8.0 million to $22.8 million in 2000 compared to 1999. Approximately $6.9 million of the increase in operating costs is attributable to the gaming operations, which includes applicable state taxes and fees. Parimutuel direct cost increased by $98,000, while cost of lodging and food and beverage increased by $830,000. Of the 46% increase in the cost of food and beverage and lodging, $334,000 can be attributed to the Nevada Properties. The cost of other income increased by $87,000 in 2000 to $371,000. The increase is due primarily to the operation of a full-length golf course as opposed to a nine-hole executive course and increased spending on entertainment offerings for patrons at Mountaineer Park.

    The 65% increase in revenues was also accompanied by an 86% increase in marketing and promotions expense. There was a 57% increase in general and administrative expenses, and a 50% increase in depreciation and amortization. Of the $721,000 increase in marketing and promotions, $322,000 of the increase was incurred on behalf of the Nevada Properties and the Grand Opening of the Speedway Property. The remaining increase in marketing and promotion expenses was due primarily to increased prize giveaways and an increase in salaries and related employee benefits. The increase in general and administrative expenses was due primarily to (1) additional personnel engaged in maintenance, housekeeping, surveillance and security to accommodate Mountaineer Park's larger crowds; (2) an increase in employee benefits in the form of insurance and employee meals; (3) financing fees and insurance costs along with professional fees related to financing and acquisition activity, including consideration of acquisitions that were not consummated; and (4) accrual of performance bonus pursuant to an employment contract with the Company's president. The Nevada Properties' general and administrative costs were $642,000 in 2000, compared to $324,000 in 1999. The increase was due primarily to the fact that (i) the Company operated the casinos at the Nevada Properties during the first quarter of 2000 (but not during the first quarter of 1999); (ii) the Speedway Property was open throughout the first quarter of 2000 compared to only one month during 1999 (due to construction); and (iii) higher patron volume.

    Operating costs and gross profit earned from operations for the three months ended March 31, 2000 and 1999 are as follows:

                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                     -------------------------
                                                        2000          1999
                                                     -----------   -----------
Operating Costs:
  Video lottery operations.........................  $18,465,000   $11,521,000
  Pari-mutuel commissions..........................    1,315,000     1,217,000
  Lodging, food and beverage.......................    2,623,000     1,793,000
  Other revenues...................................      371,000       284,000
                                                     -----------   -----------
    Total Operating Costs:.........................  $22,774,000   $14,815,000
                                                     ===========   ===========
Gross Profit (Loss)
  Video lottery operations.........................  $13,282,000   $ 7,395,000
  Pari-mutuel commissions..........................     (215,000)     (303,000)
  Lodging, food and beverage.......................      343,000        16,000
  Other revenues...................................       72,000        58,000
                                                     -----------   -----------
    Total Gross Profit.............................  $13,482,000   $ 7,166,000
                                                     ===========   ===========

GAMING OPERATIONS

    Costs of gaming operations increased by $6.9 million, or 60%, to $18.5 million for the three months ended March 31, 2000, reflecting the increase in statutory expenses directly related to the 68% increase in video lottery revenues. Such expenses accounted for $6.3 million of the total cost increase. Gaming machine lease expense decreased $325,000 due to the Company entering into a capitalized lease for the new coin drop equipment. The prior ticketed machines were rented. Wages and benefits increased for the three months ending March 31, 2000 by $274,000 due to the additional personnel required for coin drop slot operations compared to paper-out machines as well as to accommodate increased patron volume. For the quarter ending March 31, 2000, the Nevada Properties incurred $658,000 in costs associated with gaming. In the first quarter of 1999, the Company did not operate gaming in Nevada, so there were no gaming expenses.

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

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                      ------------------------
                                                         2000          1999
                                                      -----------   ----------
Employees Pension Fund..............................  $   152,000       93,000
Horsemen's Purse Fund...............................    4,742,000    2,888,000
                                                      -----------   ----------

    SUBTOTAL........................................  $ 4,894,000    2,981,000

State of West Virginia..............................    9,179,000    5,589,000
Tourism Promotion Fund..............................      918,000      559,000
Hancock County......................................      612,000      373,000
Stakes Races........................................      306,000      186,000
Miscellaneous state projects........................      306,000      186,000
                                                      -----------   ----------
                                                      $16,215,000   $9,874,000
                                                      ===========   ==========

PARIMUTUEL COMMISSIONS

    Costs (the individual components of which are detailed below) of parimutuel commissions increased by $98,000 or 8%, from $1.2 million in the first quarter of 1999 to $1.3 million in the first quarter of 2000. One of the primary reasons for this increase was the increase in the number of live racing days from 42 to
50. Purse expense (consisting of statutorily determined percentages of live racing handle) increased by 28% or $95,000 to $440,000 in the first quarter of 2000, which is consistent with the increase in live handle. In connection with simulcasting race operations, contractual fees paid to host tracks and additional statutorily determined percentages of simulcast commissions contributed to the purse fund for live racing increased by $27,000 to $614,000 in the first quarter of 2000 (compared to $587,000 during the first quarter of 1999), which is consistent with the increase in simulcasting wagering. Parimutuel commissions revenue is reported net of these expenses in the Consolidated Statement of Operations.

    Cost of parimutuel commissions also includes a $70,000 increase in wages and benefits related to the increase in the number of live race meets and a decrease of like amount for equipment rental, supplies and complimentary racing forms.

FOOD, BEVERAGE AND LODGING OPERATING COSTS

    Direct expenses of lodging, food and beverage operations increased from $1.8 million for the first three months of 1999 to $2.6 million for the same period in 2000. Of the $830,000 increase, $445,000 is attributable to the Nevada Properties. The food and beverage operations earned a gross profit of $238,000 for the first quarter of 2000 compared to a $62,000 loss for the same period in 1999, an increase of $300,000. Lodging operations earned a gross profit of $105,000 for the first quarter of 2000 compared to $78,000 for the same period in 1999, an increase of $27,000.

    For these profit centers, the Nevada Properties' lost $42,000 for the three months ended March 31, 2000, in comparison to a $31,000 gross profit for the same period in 1999. These losses can be attributed to food and beverage specials and the increase in staffing in anticipation of the Grand Openings.

    Mountaineer Park's gross profit for these areas was $385,000 for the first quarter of 2000, compared to a $25,000 loss in 1999. The increase in gross profit resulted primarily from greater efficiency in the use of labor and supplies. Further, food costs for the first quarter of 1999 (47% of sales) suffered from excessive spoilage related to the inclement weather. Food costs for the first three months of 2000 were 37% of sales.

COSTS OF OTHER OPERATING REVENUES

    Cost of other revenues increased by $87,000 or 31% from $284,000 for the three months ended March 31, 1999 to $371,000 for the three months ended
March 31, 2000. The cost of the golf course increased by $35,000 due to the move from a nine-hole executive course to a full-length 18-hole course. Cost of entertainment increased $22,000 for the first quarter of 2000 in comparison to the same period in 1999.

MARKETING AND PROMOTIONS EXPENSE

    Company wide, marketing expenses increased in the first quarter of 2000 to $1,561,000 from $840,000. Of the $721,000 increase in marketing and promotions, $322,000 of the increase was related to the Nevada Properties and the Grand Opening of the Speedway Property. Marketing expenses at the Company's Mountaineer Park operation increased 48% from $823,000 for the first quarter of 1999 to $1.2 million for the same period in 2000. In the first quarter of 1999, Mountaineer Park was awarded a state grant in the amount of $133,000 in advertising matching funds. The grant for 2000 will not be awarded until the second quarter of 2000. Therefore, no reduction of advertising cost was booked for such grants in the three months ended March 31, 2000. The remaining increase in marketing and promotion expenses for the Mountaineer Park property was due primarily to increases in prize giveaways to the Frequent Player Club members and an increase in salaries and related employee benefits.

GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST

    General and administrative expense for the periods being compared increased by $1,573,000 or 57% from $2,782,000 to $4,355,000. The reason for the increase in general and administrative costs was twofold. First, with respect to Mountaineer Park's operations, the increases are due primarily to a $691,000 increase in compensation and benefits and a $107,000 increase in repairs and supplies. Second, with respect to implementation of the Company's business strategy to acquire other middle-market, lower priced (ranging from approximately $5 million to $50 million) gaming and/or parimutuel businesses, and the finalization of the refinancing of the Company's long-term debt, the Company incurred increased professional fees related to evaluating acquisition and financing opportunities (totaling approximately $443,000).

    Due to comparing three months of operations in 2000 to one month of operations in 1999, general and administrative costs at the Speedway Property increased by $195,000. In anticipation of expected growth at the Reno Property, the Company engaged additional staff, causing an increase in salaries and related benefits of $73,000. Also in Reno, leasing expense increased by $37,000 for equipment and signage added after the first quarter of 1999.

    In the first quarter of 2000, the Company incurred $820,000 of interest expense compared to $1.1 million in the first quarter of 1999. The decrease in interest expense is attributable to the Company's refinancing of its long-term debt, which reduced both the interest rate to approximately 9% and principal to $30 million.

DEPRECIATION AND AMORTIZATION EXPENSE

    Depreciation and amortization expenses increased by 50%, or $516,000, to $1.5 million for the three months ended March 31, 2000. This increase reflects the $16.9 million increase in the fixed asset balance at March 31, 2000 in comparison to March 31, 1999. Depreciation expense for the Nevada Properties increased by $232,000 to $455,000 for the three months ended March 31, 2000.

CASH FLOWS

    The Company's operations produced $5.3 million in cash flow in the three months ended March 31, 2000, compared to $2.4 million produced in the first three months of 1999. Current year non-cash expenses included $1.5 million of depreciation and amortization and $61,000 for the amortization of deferred financing costs.

    The Company invested $3.5 million in capital improvements in the first quarter of 2000 versus $5.0 million in 1999. The Company invested $1.1 million in capital assets related to the Nevada Properties in 2000 compared to $2.6 million in 1999.

LIQUIDITY AND SOURCES OF CAPITAL

    The Company's working capital balance as of March 31, 2000 was $510,000 and its unrestricted cash balance was $7,523,000. Working capital has been affected by the change in debt structure. At March 31, 2000, the Company's Credit Agreement with Wells Fargo Bank required scheduled quarterly payments of principal totaling $6.0 million in the next twelve months. The prior loans had no scheduled payments of principal until the maturity date. This caused a $6.0 decrease in working capital. In April of 2000, however, the Company negotiated an amendment of the Credit Agreement deferring principal repayments during the first phase of Mountaineer Park's expansion program, which is expected to be completed in August of 2000.

    Racing purses are paid from funds contributed by the Company to bank accounts owned by the horse owners who race at Mountaineer Park. At March 31, 2000, the balances in these accounts exceeded purse obligations by $1.9 million. This amount is available for payment of future purse obligations at the discretion of the Company and in accordance with the terms of its agreement with the HBPA.

    On December 27, 1999, the Company entered a $30,000,000 five-year senior secured reducing, revolving credit facility with Wells Fargo Bank, N.A. The Company has drawn the full $30 million available under the Wells Fargo loan and used the proceeds, combined with approximately $5.3 million of the Company's cash, to prepay amounts previously borrowed from Madeleine LLC from 1996 through 1998 and to pay the costs and fees related to the transactions.

    The Wells Fargo loan bears interest as follows: for the first six months, the interest rate, which is variable, will be the London Interbank Offered Rate, (the "LIBOR"), plus a margin of 3%. This resulted in an interest rate of 9.16%. Thereafter, the interest rate will be adjusted quarterly to LIBOR plus a margin of 2.0 to 2.5%, depending upon the Company's leverage ratio, as defined. Interest is payable not less frequently than quarterly. The Company may elect from time to time either to continue to borrow on a LIBOR basis (with 1, 2, 3 or 6 month contracts) or to convert to an interest rate based upon the Prime Rate or Federal Funds Rate plus a margin of 1 to 1 1/2% depending upon the leverage ratio. Beginning 90 days after closing, the maximum available credit line will be reduced by $1.5 million per quarter, equating to a five-year amortization. Amounts prepaid over and above such reductions may be re-borrowed, subject to a commitment fee ranging from 37.5 to 50 basis points depending upon the leverage ratio.

    Although the Credit Agreement requires the Company to reduce the outstanding principal by $6 million per year (whereas the Company's previous financing required payments of interest only), the Company believes that the combination of positive cash flow trend and interest savings will prevent the Company from suffering a material decrease in liquidity. On March 31, 2000 the Company made the first payment of $1.5 million to reduce principal. In April of 2000, Wells Fargo Bank agreed to defer the scheduled principal reduction payments during the first phase of Mountaineer Park's expansion program.

    The Credit Agreement permits the Company to finance separately up to $8 million of additional senior indebtedness for the purchase or lease of gaming equipment as well as up to $15 million of subordinated debt for capital improvements. In January of 2000, pursuant to the carve out for equipment financing, Mountaineer Park entered into an $8 million discretionary line of credit with PNC Leasing, LLC, pursuant to which Mountaineer Park has borrowed $2,792,000. Pursuant to the carve out for subordinated debt, the Company is currently negotiating a $15 million subordinated, unsecured revolving line of credit to finance capital improvements.

    As set forth below, the Company is contemplating significant capital improvements to prepare for the launch of an export simulcasting business at Mountaineer Park. The Company has entered into an agreement with the Horsemen's Benevolent and Protective Association, which, subject to regulatory approval, could provide Mountaineer Park half of the $4 to 5 million estimated for the completion of the project. Because the Company has not determined to proceed with the project absent regulatory approval of the external cash, the amount estimated below for such capital improvements is expressed net of this external cash.

    CAPITAL IMPROVEMENTS. The Company is contemplating significant further expansion of its Mountaineer Park facility including approximately tripling its hotel room capacity, adding 55,000 square feet of additional gaming space, which will house an additional 1100 video slot machines (subject to regulatory approval), an arena, a spa, a parking garage and a convention center. The construction of these projects will most likely commence in the second quarter of 2000. The expansion project will be completed in phases as cash flow and available lines of credit permit, will take approximately 18 months to complete, and is estimated to cost approximately $50 million. The Company expects to complete the first phase of the expansion by August of 2000. That phase calls for approximately 32,000 square feet of new gaming space and the addition of 550 coin drop slot machines (subject to regulatory approval). Capital improvements of a near-term nature include numerous smaller renovations costing a total of approximately $1 million. The Company also expects modest capital expenditures for further improvement and signage at the Nevada Properties. The Company also intends to spend approximately $2 million to $2.5 million to develop export simulcasting at Mountaineer Park during 2000, assuming regulatory approval of the Company's cost-sharing agreement with its horsemen.

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

    OUTSTANDING OPTIONS AND WARRANTS. As of March 31, 2000, there were outstanding options and warrants to purchase 9,285,607 shares of the Company's common stock. Of this amount, warrants to purchase 1,757,813 shares are held by the Company's lender whose exercise rights are subject to a statutory ownership limitation not to exceed 5% of the Company's outstanding voting shares without prior approval of the West Virginia Lottery Commission. All but 70,000 of such shares are either subject to registration rights or have been included in registration statements that the Company has filed with the Securities and Exchange Commission and which have been declared effective. If all such options and warrants were exercised, the Company would receive proceeds of approximately $16 million.

    In March of 2000, pursuant to various employment agreements, the Company granted to various employees and its outside directors options to purchase, in the aggregate, 270,000 shares of the Company's common stock. Also in March of 2000, the Board of Directors of the Company approved the Company's 2000 Employee Stock Purchase Plan, for which the Company intends to reserve 825,000 shares, of which 795,000 shares have been granted to various employees of the Company subject to shareholder approval of the Plan.

    DEFERRED INCOME TAX BENEFIT. Based upon the pretax income of $5.3 million earned as of March 31, 2000, Management believes that the Company will be able to utilize its $3.5 million (as of December 31, 1999) of federal net operating loss tax carry forwards. The utilization of federal net operating losses may be subject to certain limitations.

COMMITMENTS AND CONTINGENCIES

    The Company has various commitments including those under various consulting agreements, operating leases, and the Company's pension plan and union contract. The Company has also entered into employment agreements with certain employees for periods ranging from one to five years. Compensation under the employment agreements consists of cash payments and stock option commitments, and in some cases, commitments to fund deferred compensation plans. The Company anticipates cash payments in the amount of $5.5 million over the next three years under the employment agreements. The Company believes that it has the ability to meet all of its obligations under the employment agreements. Also, the Company has contracted to purchase a new communications software package for the gaming equipment in West Virginia. The total cost to Mountaineer Park was $1.7 million, all of which has been paid except for $458,000 that will become due upon the vendor's completion of the contract, which is expected to occur during the second quarter of 2000. In addition, the Company is faced with certain contingencies involving litigation and environmental remediation. Although there can be no assurance, the Company believes that cash generated from operations and available lines of credit will be sufficient to meet all of the Company's currently anticipated commitments and contingencies.

SUBSEQUENT EVENTS

    On April 14, 2000, in connection with the exercise of nonqualified stock options granted on January 23, 1996, Robert L. Ruben, Robert A. Blatt and Edson
R. Arneault, all of whom are officers and directors of the Company, delivered to the Company promissory notes in the amounts of $42,186.75, $28,124.50, and $168,747.00, respectively. The promissory notes are full recourse obligations, bear interest at 9% per year (the Prime Rate on that date), and are due and payable at the end of a two-year term. The notes are secured by the shares of common stock (425,000 in the aggregate) underlying the options.

    On April 26, 2000, the Company, upon the recommendation of the Compensation Committee and the approval of the Board of Directors, and Edson R. Arneault, the Company's president, chairman and chief executive officer, entered an amendment of Mr. Arneault's employment agreement with the Company (the "Amendment"). Based upon the requirement set forth in Article 5.09(l) of the Company's Credit

Agreement with Wells Fargo Bank that the Company maintain $8 million in key man life insurance on the life of Mr. Arneault for a term ending December 23, 2004, the Company extended the term of the employment agreement from January 31, 2004 until December 31, 2004. In order to induce Mr. Arneault to enter the Amendment, the Amendment provides that during the final year of the agreement
Mr. Arneault's performance bonus will be equal to 1% of the gross operating revenue of the Company to the extent such operating revenue exceeded the operating revenue of the Company for the fiscal year ended December 31, 1999 (I.E., $113,421,000), subject to the terms and conditions applicable to such performance bonus for prior years. The Amendment likewise provides that to the extent total compensation for any calendar year would otherwise exceed the amount the Company is permitted to deduct as compensation expense for federal income tax purposes (the "IRS Maximum"), Mr. Arneault agrees to defer the time for payment of any amounts above the IRS Maximum until the next calendar year in which payment of such amount will not result in compensation exceeding the IRS Maximum. In the event of termination of Mr. Arneault's employment in certain circumstances, the Amendment also permits him to purchase certain residential real property from the Company.

    Also on April 26, 2000, the Company's Board of Directors authorized the repurchase of up to $3 million of the Company's common shares. The repurchase program authorizes management, at its discretion, to make purchases from time to time over the next year in the open market. The Company intends to conduct the repurchase program in accordance with Rule 10b-18 of the Exchange Act and to extinguish any repurchased shares and return them to authorized but unissued status.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company holds no material market risk sensitive financial instruments or interest therein, and held none at March 31, 2000. The Company's exposure to market risk for changes in interest rates relate primarily to the Company's long-term debt obligation pursuant to its credit agreement. The table below presents the Company's credit agreements for which fair value is subject to changing market interest rates:

         ESTIMATED CASH INFLOW (OUTFLOW) BY YEAR OF PRINCIPAL MATURITY

                                                           ESTIMATED CARRYING
                                          ----------------------------------------------------
                                                          AS OF MARCH 31, 2000
                                          ----------------------------------------------------     FAIR
                                            2000       2001       2002       2003       2004      VALUE      VALUE
                                          --------   --------   --------   --------   --------   --------   --------
                                                                         IN THOUSANDS
Credit Agreement based on Libor plus
  margin................................   4,500      6,000      6,000      6,000      6,0000     28,500     28,500

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    There is incorporated by reference the information appearing under the caption "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 2.  CHANGES IN SECURITIES

    Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    Not Applicable

ITEM 5.  OTHER INFORMATION

    Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

     EXHIBIT NO.                                 ITEM TITLE
---------------------                            ----------
          3.1           Restated Certificate of Incorporation for Winners
                        Entertainment, Inc. dated August 17, 1993 (incorporated by reference to the Company's Form 10-K for the fiscal year
                        ended December 31, 1993)

          3.2           Certificate of Amendment of Restated Certificate of
                        Incorporation of Winner's Entertainment, Inc. dated
                        October 10, 1996 (incorporated by reference to the Company's report on Form 8-K filed November 1,1996).

          3.3           Amended Bylaws of the Company (incorporated by reference to the Company's report on Form 8-K filed February 20, 1998).

         10.1           Master Lease dated January 27, 2000 between Mountaineer
                        Park, Inc. and PNC Leasing, LLC (incorporated by reference to the Company's Report on Form 8-K filed February 4, 2000).

         10.2 Schedule to Master Lease (incorporated by reference to the Company's Report on Form 8-K filed February 4, 2000).

         10.3 Supplement to Schedule to Master Lease (incorporated by reference to the Company's Report on Form 8-K filed
                        February 4, 2000).

         10.4           Bill of Sale dated January 27, 2000 from Mountaineer Park,
                        Inc. to PNC Leasing, LLC (incorporated by reference to the Company's Report on Form 8-K filed February 4, 2000).

         10.5           Guaranty made January 27, 2000 by the Company in favor of
                        PNC Leasing, LLC with respect to obligations of Mountaineer
                        Park, Inc. under Master Lease (incorporated by reference to the Company's Report on Form 8-K filed February 4, 2000).

        10.6.           Promissory Note and Pledge Agreement dated April 14, 2000
                        made by Robert L. Ruben in favor of the Company (filed
                        herewith). Pursuant to Instruction 2 to Item 601 of
                        Regulation S-K, the Company has not attached substantially identical documents between the Company and Robert A. Blatt
                        (principal amount $28,142.50 with respect to 50,000 shares)
                        and Edson R. Arneault (principal amount $168,747.00 with
                        respect to 300,000 shares).

        10.7.           Amendment of Employment Agreement dated April 26, 2000
                        between the Company and Edson R. Arneault (filed herewith).

         27.1           Financial Data Schedule (filed herewith).

    (b) Reports on Form 8-K

    The Company filed the following current reports on Form 8-K during the three months ended March 31, 2000 and thereafter:

        A current report on Form 8-K was filed by the Company on February 4, 2000 (with the earliest event reported dated January 27, 2000) reporting that the Company had obtained a credit facility from PNC Leasing, LLC.

        A current report on Form 8-K was filed by the Company on May 3, 2000 (with the earliest event reported dated April 26, 2000) reporting that the Company's board of directors had authorized the repurchase over a one-year period of up to $3 million of the Company's common stock.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1933, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 15, 2000                                     MTR GAMING GROUP, INC.

                                                       By:            /s/ EDSON R. ARNEAULT
                                                            -----------------------------------------
                                                                        Edson R. Arneault
                                                                     CHAIRMAN, PRESIDENT, AND
                                                                     CHIEF FINANCIAL OFFICER

                                EXHIBIT INDEX



EXHIBIT NO.   DESCRIPTION                                               PAGE NO.
-----------   -----------                                               --------
3.1           Restated Certificate of Incorporation for Winners
              Entertainment, Inc. dated August 17, 1993................    *

3.2           Certificate of Amendment of Restated Certificate of
              Incorporation of Winner's Entertainment, Inc. dated
              October 10, 1996..........................................   *

3.3           Amended Bylaws of the Company.............................   *

10.1          Master Lease dated January 27, 2000 between Mountaineer
              Park, Inc. and PNC Leasing, LLC...........................   *

10.2          Schedule to Master Lease..................................   *

10.3          Supplement to Schedule to Master Lease....................   *

10.4          Bill of Sale dated January 27, 2000 from Mountaineer
              Park, Inc. to PNC Leasing, LLC............................   *

10.5          Guaranty made January 27, 2000 by the Company in favor
              of PNC Leasing, LLC with respect to obligations of
              Mountaineer Park, Inc. under Master Lease.................   *

10.6          Promissory Note and Pledge Agreement dated April 14, 2000
              made by Robert L. Ruben in favor of the Company...........  23

10.7          Amendment of Employment Agreement dated April 26, 2000
              between the Company and Edson R. Arneault.................  26

27.1          Financial Data Schedule...................................  29


---------------------------------
* Incorporated by reference.