Form 10-K/A
period 1999-12-31
MTR GAMING GROUP INC
filed 2000-06-16
CIK 834162

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-K
                                ON FORM 10-K/A

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

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG TERM COMPENSATION
                                                                                          ----------------------
                                       ANNUAL COMPENSATION                    AWARDS                PAYOUTS
                                       -------------------            ----------------------        -------
NAME                             YEAR    SALARY    BONUS       OTHER   RESTRICTED    OPTIONS      LTIP PAYOUTS    ALL OTHER COMP.
----                             ----     ($)      ($)(1)     ANNUAL  STOCK AWARDS    SARS             ($)            ($)(5)
                                         ------    ------      COMP.       ($)       (#)(3)       ------------    ---------------
                                                              ($)(2)  ------------   ------
                                                              ------
Edson R. Arneault(4).........    1999    447,461   100,000    35,164       -         500,000                -         21,142
Chairman, President and          1998    384,525    92,750    38,028       -       1,000,000                -              -
Chief Executive Officer of       1997    300,643    67,500     5,523       -         150,000                -              -
MTR Gaming Group, Inc.
Bruce E. Dewing(4)...........    1999    178,461         -     6,120       -          50,000                -              -
Vice President and Chief         1998    128,846         -     3,060       -               -                -              -
Operating Officer of
   Speakeasy Las Vegas and
   Speakeasy Reno
Robert A. Blatt, Vice            1999    132,328         -                           150,000                -          3,115
   President(4)

-----------
(1) Mr. Arneault's bonus paid in 1998 includes $52,000 earned by Mr. Arneault in 1997.

(2) As to Mr. Arneault for 1999 includes $33,864 toward performance bonus and an estimated pension plan contribution of $1,300; for 1998 includes $36,922 vacation pay and $1,106 pension plan contribution. As to Mr. Dewing, consists of car allowance.

(3) All grants in 1999 consisted of non-qualified stock options for a term of five years. The options are fully vested and have an exercise price of $2.00 per share.

(4) See "Employment Agreements" below. Mr. Dewing commenced employment with the Company in 1998; Mr. Blatt commenced employment with the Company in 1999, having previously acted as a consultant.

(5) Consists of premiums for life insurance pursuant to a qualified plan in accordance with Section 419 of the Internal Revenue Code

OPTION GRANTS IN 1999

      The following table contains information concerning the grant of stock options during fiscal year 1999 to the Company's executive officers named in the Summary Compensation Table.

NAME                              NUMBER OF SECURITIES        % OF TOTAL        EXERCISE PRICE    EXPIRATION       5%        10%
----                               UNDERLYING OPTIONS       OPTIONS GRANTED     --------------       DATE          --        ---
                                     GRANTED(#)(1)           IN FISCAL YEAR                          ----           POTENTIAL
                                  --------------------      ---------------                                     REALIZABLE VALUE AT
                                                                                                                  ASSUMED ANNUAL
                                                                                                                  RATES OF STOCK
                                                                                                                PRICE APPRECIATION
                                                                                                                 FOR OPTION TERM(1)
                                                                                                                -------------------
Edson R. Arneault.............           500,000                42.0%              $2.00           Feb. 2004    276,282    610,510
Bruce Dewing..................            50,000                 4.2%               2.00           Feb. 2004     27,628     61,051
Robert A. Blatt...............           150,000                13.2%               2.00           Feb. 2004     82,884    183,153

-----------
(1) In accordance with the rules of the Securities and Exchange Commission, "Potential Realizable Value" has been calculated assuming an aggregate five year appreciation of the fair market value of the Company's common stock on the date of the grant at annual compounded rates of 5% and 10%, respectively. These amounts represent hypothetical gains that could be achieved. Actual gains, if any, on the exercise of stock options will depend on the future performance of the Company's stock and the date on which the options are exercised. Moreover, the gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUES

         The following table sets forth information regarding the number and value of options held by each of the Company's executive officers named in the Summary Compensation Table as of December 31, 1999.

NAME                             SHARES ACQUIRED        VALUE        EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                              ON EXERCISE(#)     REALIZED($)     -----------    -------------    -----------    -------------
                                  --------------     -----------         NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                                    UNDERLYING UNEXERCISED OPTIONS   IN-THE-MONEY OPTIONS AT YEAR
                                                                          AT FISCAL YEAR END                   END($)(1)
                                                                    ------------------------------   ----------------------------

Edson R. Arneault............         141,334          269,771        1,950,000          -            $2,268,250          -
Robert A. Blatt..............               -                -          475,000          -               714,812          -
Bruce E. Dewing..............               -                -           50,000          -                53,125          -

-----------

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

EMPLOYMENT AGREEMENTS

      In February of 1999, the Company entered into an employment agreement with its President and CEO, Edson R. Arneault. The agreement is for a term of five
(5) years, calls for an annual base salary of $450,000 (subject to automatic annual cost of living increases of 5%), semi-annual cash bonuses of $50,000, and a performance bonus for each year equal to 1% of the gross operating revenue increase over 1998 operating revenue (provided, however, that

EBITDA, as defined, for such year exceeds 1998 EBITDA). The employment agreement also entitles Mr. Arneault to participate in the Company's various benefit plans for health insurance, life insurance and the like. The employment agreement likewise permits Mr. Arneault to lease at the Company's expense, or have the Company lease, reasonable living quarters for use by Mr. Arneault and other executives of the Company in the State of Nevada and in any other state or jurisdiction in which the Company is pursuing substantial business opportunities such that Mr. Arneault is required, as a practical matter, to spend a substantial portion of his time in such jurisdiction.

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

      In February of 1999, the Company entered into an employment agreement with Robert A. Blatt. The agreement is for a term of five (5) years, calls for an annual base salary of $46,000 (subject to automatic annual cost of living increases of 5%) and additional compensation of $2,500 per day in the event Mr. Blatt performs additional services. The employment agreement also entitles Mr. Blatt to participate in the Company's various benefit plans for health insurance, life insurance and the like.

      In the event Mr. Blatt's employment is terminated by him for good reason, as defined, or by the Company other than for cause or a permanent and total disability, he will be entitled to the compensation otherwise payable to him under the employment agreement. In the event Mr. Blatt's employment is terminated in connection with a change in control of the Company, Mr. Blatt would be entitled to a cash severance payment equal to three times his annual base salary and payment by the Company of the next five annual premium payments for the insurance policy called for by the deferred compensation plan described below.

      In June of 1999, the Company entered into a deferred compensation agreement with Mr. Blatt. Pursuant to the agreement, the Company has purchased a life insurance policy on Mr. Blatt's life (face amount of $390,000 and annual premium of $25,000). The owner of the policy is the Company. The agreement entitles Mr. Blatt or his beneficiary to an annual benefit, as defined, upon retirement, death or termination out of the cash value of the insurance policy, after the Company has recouped the aggregate amount of premiums paid. The benefits provided by the agreement were granted as additional benefits and not as part of any salary reduction plan or arrangement deferring a bonus or a salary increase.

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

COMPENSATION OF DIRECTORS

      On February 18, 1998, the Company entered into separate agreements with Mr. Stanton and Mr. Fugazy to provide certain compensation for their services on the Company's Board of Directors. Specifically, each agreement provided for: (i) the grant of options to purchase 25,000 shares of common stock of the Company for each year of service (see Item 12-Stock Ownership of Certain Beneficial Owners and Management; (ii) the registration by the Company, at its sole cost, of the shares underlying such options by including such shares in any registration statement the Company determines to file with the Securities and Exchange Commission with respect to employee compensation; (iii) the adjustment of the terms of such options in certain events as set forth in the agreement; and (iv) a fee of $2,500 for each regular meeting of the Board, audit committee or shareholders attended and reimbursement of expenses for travel, food and lodging incurred in attending such meetings.

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

Date: June 16, 2000