Form 10-Q
period 2000-06-30
MTR GAMING GROUP INC
filed 2000-08-14
CIK 834162

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-20508

                            ------------------------

                             MTR GAMING GROUP, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      84-1103135
                 -----------                                     ---------
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

                        COMMON STOCK, $.00001 PAR VALUE
                                     Class

                                   21,982,460
                         Outstanding at August 10, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             MTR GAMING GROUP, INC.
                              INDEX FOR FORM 10-Q

SECTION                                                         PAGE
-------                                                       --------
PART I FINANCIAL INFORMATION

Item 1--Financial Statements................................      3

Condensed and Consolidated Balance Sheets at June 30, 2000
  and December 31, 1999.....................................      3

Condensed and Consolidated Statements of Operations for the
  Three Months and Six Months Ended June 30, 2000 and
  1999......................................................      4

Condensed and Consolidated Statements of Cash Flows for the
  Six Months Ended June 30, 2000 and 1999...................      5

Notes to Condensed and Consolidated Financial Statements....      6

Item 2--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................      8

Item 3--Quantitative and Qualitative Disclosures about
  Market Risk...............................................     21

PART II OTHER INFORMATION

Item 1--Legal Proceedings...................................     22

Item 2--Changes in Securities...............................     22

Item 3--Defaults upon Senior Securities.....................     22

Item 4--Submission of Matters to a Vote of Securities
  Holders...................................................     22

Item 5--Other Information...................................     22

Item 6--Exhibits and Reports on Form 8-K....................     22

SIGNATURE PAGE..............................................     23

Exhibit Index...............................................

                                     PART 1
                             FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                             MTR GAMING GROUP, INC.
                   CONDENSED AND CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30       DEC. 31
                                                                 2000          1999
                                                              -----------   -----------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 8,927,000   $ 7,380,000
  Restricted cash...........................................      750,000       891,000
  Accounts receivable net of allowance for doubtful accounts
    of $48,000 and $138,000.................................    2,655,000     1,026,000
  Deferred financing costs..................................      244,000       244,000
  Deferred income taxes.....................................    1,228,000     1,526,000
  Income tax receivable.....................................      535,000       519,000
  Other current assets......................................    2,477,000     1,575,000
                                                              -----------   -----------
Total current assets........................................   16,816,000    13,161,000
                                                              -----------   -----------

Property and equipment, net.................................   62,598,000    52,756,000

Other assets:
  Excess of cost of investments over net assets acquired,
    net of Accumulated amortization of $1,904,000 and
    $1,778,000..............................................    1,870,000     1,996,000
  Deferred income taxes.....................................      579,000             0
  Deferred financing costs, net of current portion..........      855,000       977,000
  Deposits and other........................................      649,000       669,000
                                                              -----------   -----------
                                                              $83,367,000   $69,559,000
                                                              ===========   ===========

                        LIABILITIES
Current liabilities:
  Accounts payable..........................................  $   992,000   $ 1,453,000
  Other accrued liabilities.................................    4,362,000     1,746,000
  Current deferred income taxes.............................       97,000             0
  Current portion of capital leases.........................    1,916,000       561,000
  Current portion of long-term debt.........................   11,820,000     7,982,000
                                                              -----------   -----------
Total current liabilities...................................   19,187,000    11,742,000
                                                              -----------   -----------

Long-term debt, less current portion........................   23,296,000    26,409,000
Capital lease obligations, net of current portion...........    2,808,000       982,000
                                                              -----------   -----------

Deferred income tax.........................................      851,000       717,000
                                                              -----------   -----------

Total liabilities...........................................   46,142,000    39,850,000

Shareholders' equity:
Common Stock................................................           --            --
Paid in capital.............................................  $36,830,000   $36,454,000
Shareholder receivable......................................     (976,000)     (457,000)
Accumulated deficit.........................................    1,371,000    (6,288,000)
Total shareholders' equity..................................   37,225,000    29,709,000
                                                              -----------   -----------
                                                              $83,367,000   $69,559,000
                                                              ===========   ===========

                             MTR GAMING GROUP, INC.

              CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     JUNE 30                     JUNE 30
                                            -------------------------   -------------------------
                                               2000          1999          2000          1999
                                            -----------   -----------   -----------   -----------
Revenues
  Gaming..................................  $36,666,000   $23,433,000   $68,413,000   $42,349,000
  Parimutuel commissions..................    1,282,000     1,280,000     2,382,000     2,194,000
  Food, beverage and lodging..............    4,017,000     2,682,000     6,983,000     4,491,000
  Other...................................      723,000       905,000     1,166,000     1,247,000
                                            -----------   -----------   -----------   -----------
    Total revenues........................   42,688,000    28,300,000    78,944,000    50,281,000
                                            -----------   -----------   -----------   -----------
Costs of revenue
Cost of gaming terminals..................   21,064,000    13,345,000    39,529,000    24,866,000
Cost of parimutuel commissions............    1,372,000     1,479,000     2,687,000     2,696,000
Cost of food, beverage and lodging........    3,246,000     2,391,000     5,869,000     4,184,000
Cost of other revenues....................      615,000       584,000       986,000       868,000
                                            -----------   -----------   -----------   -----------
Total cost of revenues....................   26,297,000    17,799,000    49,071,000    32,614,000
                                            -----------   -----------   -----------   -----------
Gross Profit..............................   16,391,000    10,501,000    29,873,000    17,667,000
                                            -----------   -----------   -----------   -----------
Selling, general and administrative
  expenses:
Marketing and promotions..................    3,121,000     1,234,000     4,682,000     2,074,000
General and administrative................    4,600,000     3,349,000     8,955,000     6,131,000
Depreciation and amortization.............    1,219,000     1,274,000     2,759,000     2,298,000
                                            -----------   -----------   -----------   -----------
Total selling, general and administrative
  expenses................................    8,940,000     5,857,000    16,396,000    10,503,000
                                            -----------   -----------   -----------   -----------
Operating income..........................    7,451,000     4,644,000    13,477,000     7,164,000
                                            -----------   -----------   -----------   -----------
Interest income...........................       67,000        73,000       136,000       156,000
Interest expense..........................     (767,000)   (1,245,000)   (1,587,000)   (2,346,000)
                                            -----------   -----------   -----------   -----------
                                               (700,000)   (1,172,000)   (1,451,000)   (2,190,000)
                                            -----------   -----------   -----------   -----------
Income before income taxes................    6,751,000     3,472,000    12,026,000     4,974,000
Provision for income taxes................    2,434,000     1,215,000     4,341,000     1,740,000
                                            -----------   -----------   -----------   -----------
Net income................................  $ 4,317,000   $ 2,257,000   $ 7,685,000   $ 3,234,000
                                            ===========   ===========   ===========   ===========
Net income per share (basic)
  Net income after income taxes...........  $      0.20   $      0.11   $      0.36   $      0.15

Net income per share (assuming dilution)
  Net income after income taxes...........  $     0. 17   $      0.09   $      0.30   $      0.13

Weighted average number of shares
  outstanding:
Basic.....................................   21,794,596    20,896,322    21,566,833    20,896,322
                                            ===========   ===========   ===========   ===========
Diluted...................................   26,137,861    24,926,390    25,597,694    24,503,226
                                            ===========   ===========   ===========   ===========

                             MTR GAMING GROUP, INC.

              CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  SIX MONTHS ENDED
                                                                       JUNE 30
                                                              -------------------------
                                                                  2000          1999
                                                              ------------   ----------
Cash flows from operating activities:
  Net income................................................  $  7,685,000   $3,234,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Deferred financing cost amortization....................       122,000      255,000
    Depreciation and amortization...........................     2,759,000    2,298,000
    Deferred income taxes...................................       (50,000)   1,655,000
    Income tax receivable...................................       (16,000)           0
    Changes in operating assets and liabilities
      Accounts receivable net of allowance..................    (1,629,000)    (721,000)
      Other current assets..................................      (902,000)    (300,000)
      Accounts payable and accrued liabilities..............     2,155,000      968,000
                                                              ------------   ----------
Net cash provided by operating activities...................    10,124,000    7,389,000
                                                              ------------   ----------
Cash flows from investing activities:
  Restricted cash...........................................       141,000     (225,000)
  Deposits and other........................................        20,000     (188,000)
  Capital expenditures......................................   (12,475,000)  (7,970,000)
                                                              ------------   ----------
Net cash used in investing activities.......................   (12,314,000)  (8,383,000)
                                                              ------------   ----------
Cash flows used in financing activities
  Shareholder receivable increase...........................      (519,000)           0
  Stock repurchase program..................................       (26,000)           0
  Additional paid in capital................................       376,000            0
  Net increase in long term debt and capitalized lease
    obligations.............................................     3,906,000    1,014,000
                                                              ------------   ----------

Cash provided by financing activities.......................     3,737,000    1,014,000

NET INCREASE IN CASH........................................     1,547,000       20,000

Cash, Beginning of Period...................................     7,380,000    9,074,000
                                                              ------------   ----------
Cash, End of Period.........................................  $  8,927,000   $9,094,000
                                                              ============   ==========

                             MTR GAMING GROUP, INC

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

    The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

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

    All of the options granted on March 13, 2000 are for a term of ten years from the date of grant, and except for the grants to the Company's independent directors provide for immediate vesting. All of such options are exercisable at the price of $2.50 per share, the estimated fair market value of the Company's common stock at the date of grant.

    In June of 2000, the Company repurchased 12,000 shares of its common stock in the open market for $39,000 pursuant to its approved $3 million stock repurchase program. In July 2000, the Company repurchased an additional 48,000 shares of its common stock for $253,437.

    During the six months ended June 30, 2000, holders of previously issued options to purchase the Company's common stock exercised options to purchase a total of 698,800 shares at prices ranging from $.5625 to $2.15625 per share by delivery of cash, notes and other common stock of the Company, resulting in a net increase in the number of issued and outstanding shares of 652,059 for proceeds (cash and notes) totaling $566,000 as well as the delivery of 46,741 mature shares of the Company's common stock valued at $202,000 (which shares were canceled and returned to authorized but unissued status) in lieu of cash.

NOTE 3--INCOME TAXES

    The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 (Statement 109), Accounting for Income taxes. Under Statement 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income taxes reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. As of June 30, 2000, there is no valuation allowance being used by the Company. The Company and its subsidiaries file a consolidated federal income tax return.

                             MTR GAMING GROUP, INC

NOTE 4--LINE OF CREDIT

    In January of 2000 Mountaineer Park entered an $8 million discretionary line of credit with PNC Leasing, LLC, pursuant to which Mountaineer Park has borrowed $2,792,000.

    In June of 2000, in contemplation of entering a $60 million syndicated non-reducing revolving line of credit led by Wells Fargo Bank (the "Restated Facility"), the Company and Wells Fargo amended the Credit Agreement ("the First Amendment"). On an interim basis (until August 1, 2000), the First Amendment increased the credit facility from $28.5 million to $38.5 million and deferred scheduled principal reduction payments in order to accommodate the Company's plans for Phase I of the expansion at Mountaineer Park (comprising construction of the arena, a 32,000 square foot expansion of the Speakeasy Gaming Saloon to house approximately 550 additional slots, improvements related to launching Mountaineer's export simulcast business, and various projects (such as paving) to support the improvements. In July of 2000, the Company and Wells Fargo again amended the Credit Agreement (the "Second Amendment"). The Second Amendment extended the interim increase and deferral of principal reductions until September 1, 2000. The Company anticipates that the Restated Facility will be completed prior to September 1, or that Wells Fargo will again extend the interim increases until closing. In the event the Restated Facility does not close by September 1, and if Wells Fargo does not agree to further extensions, then the Company would be required to reduce the facility to $28.5 million and abide by the terms of the original Credit Agreement.

NOTE 5--RELATED PARTY TRANSACTIONS

    On April 14, 2000 in connection with the exercise of nonqualified stock options granted on January 23, 1996, Robert L. Ruben, Robert A. Blatt and Edson
R. Arneault, all of whom are officers and directors of the Company, delivered to the Company promissory notes in the amounts of $42,186.75, $28,124.50 and $168,747.00, respectively. The promissory notes are full recourse obligations, bear interest at 9% per year (the Prime Rate on that date), and are due and payable at the end of a two-year term. The notes are secured by the shares of common stock (425,000 in the aggregate) underlying the options.

    On July 5, 2000, pursuant to Section 6.08(e) of the Wells Fargo Credit Agreement, Edson R. Arneault borrowed $132,721.88 from the Company for the purpose of funding taxes payable from the purchase of shares of the Company acquired through the exercise of the nonqualified stock options referred to above. The loan is evidenced by a promissory note, bears interest at the Prime Rate plus one percent (1.0%) per annum and is fully due and payable on July 5, 2001.

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

RESULTS OF OPERATIONS

    The Company, through wholly owned subsidiaries, owns and operates the Mountaineer Racetrack and Gaming Resort ("Mountaineer Park") in Chester, West Virginia, the Ramada Inn and Speedway Casino in North Las Vegas, Nevada (the "Speedway Property"), and the Ramada Inn and Speakeasy Casino in Reno, Nevada (the "Reno Property" or, collectively with the Speedway Property, the "Nevada Properties").

    The Company anticipates that Mountaineer Park, particularly gaming operations, will continue to be the dominant factor in the Company's financial condition. Having obtained its Nevada gaming licenses and taken over gaming operations at the Nevada properties in the fourth quarter of 1999, the Company expects the financial performance of those properties to improve as well.

    The Company earned revenues for the respective six-month and three-month periods in 2000 and 1999 as shown below:

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     JUNE 30                     JUNE 30
                                            -------------------------   -------------------------
                                               2000          1999          2000          1999
                                            -----------   -----------   -----------   -----------
OPERATING REVENUES
Gaming operations.........................  $36,666,000   $23,433,000   $68,413,000   $42,349,000
Parimutuel commissions....................    1,282,000     1,280,000     2,382,000     2,194,000
Lodging, food and beverage................    4,017,000     2,682,000     6,983,000     4,491,000
Other revenues............................      723,000       905,000     1,166,000     1,247,000
                                            -----------   -----------   -----------   -----------
Total Revenues............................  $42,688,000   $28,300,000   $78,944,000   $50,281,000
                                            ===========   ===========   ===========   ===========

    For the first six months, the Company's total revenues increased by $28.7 million from 1999 to 2000, an increase of 57.0%. Approximately
$23.5 million of the increase was produced by gaming operations at Mountaineer Park. Mountaineer Park's revenue from parimutuel commissions increased by $188,000, or 8.6%; its lodging revenues increased by $85,000 or 11.7%; food and beverage revenues increased by

$1.6 million or 57.2% from $2.7 million to $4.3 million; and other revenues at Mountaineer Park decreased by $96,000 or 7.9%.

    The Nevada Properties contributed $4.5 million in gross revenues in the first half of 2000, a $3.4 million or 319% increase from revenues of $1,070,000 during the first half of 1999. During the first quarter of 1999, the Speedway Property was generally dark during renovation of hotel rooms and food and beverage facilities and construction of the 15,600 square foot casino building and parking lots. This property's hotel and food and beverage facilities were re-opened in March 1999. The Company had no revenues from gaming operations at either property through September 1999. On October 1, 1999, the Company took over gaming operations at the two Nevada Properties. The gaming revenue for the six months of operation in 2000 was $2.5 million. The sources of the remaining revenues for the first half of 2000 were $1,020,000 from lodging, $870,000 from food and beverage and $44,000 in other income. Total revenues generated by the North Las Vegas property were $2.8 million, while the Reno property's total revenues were $1.7 million. The Grand Opening of the Las Vegas Speedway occurred March 1-5, 2000, and the Reno Speakeasy's Grand Opening occurred April 26-30, 2000.

THREE MONTHS ENDED JUNE 30, 2000, COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

    For the second quarter, the Company's total revenues increased by $14.4 million from 1999 to 2000, an increase of 50.8%. Approximately
$11.5 million of the increase was produced by gaming operations at Mountaineer Park. Mountaineer Park's revenue from parimutuel commissions remained relatively consistent; its lodging revenues increased by $30,000 or 7.4%; food and beverage revenues increased by $817,000 or 50.5% from $1.6 million to $2.4 million; and other revenues at Mountaineer Park decreased by $193,000 or 21.7%. The Nevada Properties contributed $2.9 million in gross revenue, with $1.7 million from gaming, $607,000 from lodging, $538,000 from food and beverage, and $25,000 from other revenues in the second quarter of 2000.

GAMING OPERATIONS

    Revenues from gaming operations increased by 56.5% from $23.4 million in 1999 to $36.7 million in 2000. Management attributes this extraordinary increase to the following factors: (1) the introduction of 400 coin drop slot machines at Mountaineer Park in November of 1999; (2) the commencement of gaming operations at the Nevada Properties in October of 1999 (resulting in $1.7 million in gaming revenues); (3) enactment of legislation effective in June of 2000 eliminating the restriction on the ratio of slots permitted at Mountaineer Park's Lodge compared to the racetrack buildings; (4) the continued aggressive marketing of all of the Company's properties, including the Grand Opening of the Las Vegas Speedway and Reno Speakeasy; and (5) the expanded hours of operations for the track based gaming machines commencing in June of 1999 (resulting in a 98.8% increase in the net win per machines per day for such machines from $81 to $161).

    In April of 1999, the Lottery Law was amended effective June 11, 1999, to permit Mountaineer Park to operate coin drop, mechanical reel Las Vegas-style slot machines. In April of 2000, the Lottery Law was amended effective
June 2000 to remove a requirement that Mountaineer Park have no more than two slots at its Lodge for each slot at its racetrack buildings.

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

    In the second quarter of 2000, the average daily win per coin drop machine was $384 compared to $227 for ticket terminals. For the same period, average daily net win for the track-based machines was $161 compared to $363 earned on the Lodge-based terminals for a facility-wide average of $282 per machine per day. At the end of the second quarter of 2000, Mountaineer Park operated a total of 1355 slots with 806 in the Lodge (305 coin drop and 501 ticket) and 549 in the racetrack buildings (225 coin drop and 324 ticket). A summary of gaming operations revenue for the three months ended June 30, 2000 and 1999 is as follows:

                                                       THREE MONTHS ENDED
                                                             JUNE 30
                                                   ---------------------------
                                                       2000           1999
                                                   ------------   ------------
Total gross wagers...............................  $264,069,000   $ 83,671,000
Less patron payouts..............................  (227,628,000)  ($60,238,000)
                                                   ------------   ------------
Table games revenue..............................       225,000             --
                                                   ------------   ------------
Revenue--
Gaming operations................................  $ 36,666,000   $ 23,433,000
                                                   ------------   ------------
Average daily net win per terminal...............  $        282   $        199
                                                   ============   ============

    Since October 1, 1999, the Company has operated gaming at its Nevada Properties. The Speedway Property had gaming revenues of $1.2 million for the three months ended June 30, 2000. The Speakeasy Property's gaming revenues were $518,000 for the same period. Both properties' gaming revenues have shown significant increases (101% increase at the Speedway and 103% increase at the Speakeasy) in comparison to the first quarter of 2000.

PARIMUTUEL COMMISSIONS

    Parimutuel commissions revenue is a function of wagering handle, which means the total amount wagered without regard to predetermined deductions, with a higher commission earned on a more exotic wager, such as a trifecta, than on a single horse wager, such as a win, place, or show bet. In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The total wagering handle is composed of the amounts wagered by each individual according to the wagering activity. The total amounts wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a "take-out" or gross commission, from which the racetrack pays state and county taxes and racing purses. The Company's parimutuel commission rates are fixed as a percentage of the total wagering handle or total amounts wagered. Mountaineer Park's parimutuel commissions for the three months ended June 30, 2000 and 1999 are summarized below:

                                                         THREE MONTHS ENDED
                                                               JUNE 30
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
Simulcast racing parimutuel handle...................  $6,292,000   $5,896,000
Live racing parimutuel handle........................   5,317,000    5,788,000
Less patrons' winning tickets........................  (9,184,000)  (9,249,000)
                                                       ----------   ----------
                                                        2,425,000    2,435,000
                        Less:
State and county parimutuel tax......................    (126,000)    (130,000)
Purses and Horsemen's Association....................  (1,017,000)  (1,025,000)
                                                       ----------   ----------
Revenues--parimutuel commissions.....................  $1,282,000   $1,280,000

    Simulcast handle in the second three months of 2000 increased $396,000 to $6.3 million in comparison to the same period in 1999. Live racing handle decreased by 8.1% or $471,000 from $5.7 million in 1999 to $5.3 million in 2000. Total revenues for parimutuel commissions for the second quarter of 2000 stayed relatively stable in comparison to the same period in 1999. The decrease in live handle reflects the fact that

Mountaineer Park completed 51 of the annually required 210 race meets in the second quarter of 2000 compared to 57 in the second quarter of 1999.

    Mountaineer Park paid average daily live purses of $105,800 in the second quarter of 2000, a 22.8% increase over the $86,200 average for the corresponding period of 1999.

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

    In May of 2000, the West Virginia Racing Commission approved the April 2000 revision of Mountaineer Park and its Horsemen's cost sharing agreement, which permits Mountaineer Park to recoup from the horsemen's share of export simulcast revenue up to $1.25 million together with interest incurred for certain capital improvements. Since that time, the Company has commenced renovations and improvements to the racing facilities in anticipation of an August 2000 start of export simulcasting. No assurances can be given that the Company will successfully commence export simulcasting, or commence such activity by a certain date, or that the anticipated results will be realized. See "Operating Costs" and "Parimutuel Commission Operating Costs."

FOOD, BEVERAGE AND LODGING OPERATIONS

    Food, beverage and lodging revenues accounted for a combined revenue increase of 49.8% to $4.0 million for the three months ended June 30, 2000 compared to $2.7 million for the same period in 1999. Company wide, restaurant, bar and concession facilities produced $1.2 million of the revenue increase, while lodge revenues increased $130,000, a 14.2% increase over the same period in 1999. Food and beverage revenues increased $817,000 to $2.4 million at Mountaineer Park in the second quarter of 2000. Management believes the conversion of the trackside buffet to the more popular deli setup and increases in the number of patrons visiting the resort resulted in the growth in this area.

    The increase in revenue for food, beverage and lodging in Nevada was $487,000 with $387,000 of the increase coming from food and beverage. The Speedway revenues for food and beverage increased by $231,000 to $318,000 for the three months ended June 30, 2000. The Reno Property had an increase of $156,000 for the same period. The increased patronage after the Grand Openings and the commencement of bus programs at both locations are the primary reasons for these increases.

    Lodging revenues increased $130,000 for a 14.2% increase over the same period in 1999. Of the increase in lodging revenues, $100,000 can be attributed to the two Nevada Properties.

OTHER OPERATING REVENUES

    Other sources of revenues decreased by $182,000 to $723,000 for the three months ended June 30, 2000 compared to the same period in 1999. Other operating revenues are primarily derived from the sale of programs, lottery tickets, admission fees, check cashing, golf and ATM services. ATM fees in the second quarter of 2000 more than doubled to $166,000 as a result of Management's decision to operate the ATM's rather than outsource this service. Other operating revenue for the second quarter of 1999 included a one-time $170,000 refund for overpayment of prior years' sales tax. Lottery ticket sales decreased by $60,000 to $34,000 in 2000. In the second quarter of 1999, the Power Ball game in which the West Virginia Lottery participates had unusually high jackpots, which accounted for a $60,000 increase in ticket sales at Mountaineer Park. The present sales level is consistent with 1998 lottery tickets sales. While these activities are non-core business activities, Management believes that they are necessary to attract gaming patrons.

OPERATING COSTS

    The Company's $14.4 million increase in revenues resulted in higher total costs, as directly related expenses increased by $8.5 million to $26.3 million in the second quarter of 2000 compared to the same period in 1999. Approximately $7.7 million of the increase in operating costs is attributable to gaming operations, including applicable state taxes and fees and gaming direct costs of $1.2 million for the two Nevada properties.Parimutuel direct cost decreased by $107,000, while cost of lodging and food and beverage increased by $855,000. Of the 35.8% increase in the cost of food and beverage and lodging, $536,000 can be attributed to the Nevada Properties. The cost of other income increased by $31,000 in 2000 to $615,000. The increase is due primarily to higher check cashing costs due to the increase in the number of checks being cashed at Mountaineer Park.

    Operating costs and gross profits earned from operations for the three-month periods ended June 30, 2000 and 1999 are as follows:

                                                        THREE MONTHS ENDED
                                                              JUNE 30
                                                     -------------------------
                                                        2000          1999
                                                     -----------   -----------
Operating Costs
Gaming operations..................................  $21,064,000   $13,345,000
Parimutuel commissions.............................    1,372,000     1,479,000
Lodging, food and beverage.........................    3,246,000     2,391,000
Other revenues.....................................      615,000       584,000
                                                     -----------   -----------
    Total Operating Costs..........................  $26,297,000   $17,799,000
                                                     ===========   ===========
Gross profit (Loss)
Gaming operations..................................  $15,602,000   $10,088,000
Parimutuel commissions.............................      (90,000)     (199,000)
Lodging, food and beverage.........................      771,000       291,000
Other revenues.....................................      108,000       321,000
                                                     -----------   -----------
    Total Gross Profit.............................  $16,391,000   $10,501,000
                                                     ===========   ===========

GAMING OPERATING COSTS

    Company wide, costs of gaming revenues increased by $7.7 million, a 57.8% increase corresponding to the 56.5% increase in gaming revenues. Costs of gaming revenue in West Virginia increased by $6.5 million or 48.9% to $19.9 million for the three months ended June 30, 2000, reflecting an increase in statutory expenses directly related to the 51.1% increase in gaming revenues. Such expenses accounted for $5.3 million of the total cost increase. Gaming machine lease expense decreased $422,000 due to capitalizing of lease expense for the new coin drop equipment. Wages and benefits increased for the three months ending June 30, 2000 by $267,000 due to increases in personnel to accommodate the increase in patron volume and the additional personnel required for coin drop slot operations compared to ticketed machines. For the quarter ending
June 30, 2000, the Nevada Properties incurred $1.2 million in gaming costs, compared to none in the second quarter of 1999, when the Company did not operate gaming in Nevada.

    After payment of a State Administrative Fee of up to 4% of revenues, Mountaineer Park is obligated to make payments from the remaining gaming revenues to certain funds administered by the West Virginia Lottery Commission as follows: State Tax 30%, Horsemen's Purse Fund 15.5%, Tourism Promotion 3%, Hancock County Tax 2%, Stakes Races 1%, Miscellaneous State Projects 1% and Employee Pension Fund 0.5%. Assessments paid to the Employee Pension Fund are returned by the Lottery Commission to a defined contribution pension plan administered by Mountaineer Park for the sole benefit of Mountaineer Park employees. Assessments paid to the Horsemen's Purse Fund are returned by the Lottery Commission to bank accounts administered by Mountaineer Park for the sole benefit of horse owners who race at Mountaineer Park. These funds are used exclusively to pay purses for thoroughbred races run at Mountaineer Park, in amounts determined by Mountaineer Park in accordance with its agreement with the Horsemen's Benevolent and Protective Association. Taxes and assessments paid to all of these funds are included in "Costs of Gaming Terminals" in the Consolidated Statement of Operations. The State of West Virginia annually reconciles the State Administrative Fee and the amount not utilized by the state is refunded every year to Mountaineer Park on June 30th, the end of the state's fiscal year. The refund in June of 1999 was $1.1 million after payment of other statutory costs and assessments. This refund for the year ending June 30, 2000 has not been determined. This amount was reflected in the June 30, 1999 financial statements as a reduction of gaming costs for the second quarter of 1999. No such reduction is reflected for the same period in 2000.

    Statutory costs and assessments for the respective three-month periods are as follows:

                                                        THREE MONTHS ENDED
                                                              JUNE 30
                                                     -------------------------
                                                        2000          1999
                                                     -----------   -----------
Employee Pension Fund..............................  $   172,000   $   121,000
Horsemen's Purse Fund..............................    5,327,000     3,773,000
                                                     -----------   -----------
    SUBTOTAL.......................................  $ 5,499,000   $ 3,894,000

State of West Virginia.............................  $10,311,000   $ 7,304,000
Tourism Promotion Fund.............................    1,031,000       730,000
Hancock County.....................................      687,000       487,000
Stakes Races.......................................      344,000       244,000
Misc. State Projects...............................      344,000       244,000
                                                     -----------   -----------
                                                     $18,216,000   $12,903,000
                                                     ===========   ===========

PARIMUTUEL COMMISSIONS

    Costs (the individual components of which are detailed below) of parimutuel commissions decreased by $107,000, or 7.2%, from $1.5 million in the second quarter of 1999 to $1.4 million in the second quarter of 2000. One of the primary reasons for this decrease was the decrease in the number of live racing days from 57 to 51. Purse expense (consisting of statutorily determined percentages of live racing handle) decreased by $46,000 to $522,000 in the second quarter of 2000, which is consistent with the decrease in live handle and the number of race days conducted. In connection with simulcasting race operations, contractual fees paid to host tracks and additional statutorily determined percentages of simulcast commissions contributed to the purse fund for live racing increased by $47,000 to $763,000 in the second quarter of 2000, which is consistent with the increase in simulcast wagering. Parimutuel commissions revenue is reported net of these expenses in the Consolidated Statement of Operations.

    Cost of parimutuel commission also includes decreases in wages and benefits related to the decrease in live racing meets and similar decreases for equipment rental, insurance, outside services, supplies and complimentary racing forms totaling $85,000.

FOOD, BEVERAGE AND LODGING OPERATING COSTS

    Direct expenses of lodging, food and beverage operations increased from $2.4 million for the second three months of 1999 to $3.2 million for the same period in 2000. Of the $855,000 increase, $536,000 is attributable to the Nevada properties. The food and beverage operations earned a gross profit of $505,000 for the second quarter of 2000 compared to a $37,000 for the same period in 1999, an increase of $468,000. Lodging operations earned a gross profit of $266,000 for the second quarter of 2000 compared to $254,000 for the same period in 1999, an increase of $12,000.

    The Nevada Properties' gross profit from food, beverage and lodging operations was $38,000 for the three months ended June 30, 2000, in comparison to a $88,000 gross profit for the same period in 1999. This decrease in profitability can be attributed to food and beverage specials and the increase in staffing for the Grand Openings.

    Mountaineer Park's gross profit for these areas was $733,000 for the second quarter of 2000, compared to $204,000 in 1999, resulting from greater efficiency in the use of labor and supplies.

COSTS OF OTHER OPERATING REVENUES

    Costs of other revenues consisting primarily of non-core businesses such as racing programs, check cashing and golf increased by $31,000 from $584,000 in the second quarter of 1999 to $615,000 in the second quarter of 2000, which Management does not believe is material.

MARKETING AND PROMOTIONS EXPENSE

    Company wide, marketing expenses increased in the second quarter of 2000 to $3.1 million from $1.2 million. Of the $1.9 million increase in marketing and promotions, $916,000 is attributable to the Nevada Properties and their Grand Openings. Marketing expenses at the Company's Mountaineer Park operation increased 84% from $1.2 million for the second quarter of 1999 to $2.2 million for the same period in 2000. The increase is attributable primarily to:
(1) reduction of second quarter 1999 marketing expense by virtue of receipt of a State grant ($88,000); (2) increased prize giveaways via Mountaineer Park's Frequent Player Club promotion; (3) Management's decision to provide free non-alcoholic beverages to gaming patrons; and (4) an increase in salaries and related employee benefits.

GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST

    General and administrative expense for the second quarter of 2000 increased by $1,251,000 or 37.4% from $3.3 million to $4.6 million. The reason for the increase in general and administrative expense was twofold. First with respect to operations, the increases are due primarily to: (1) a $404,000 increase in costs of security, surveillance, housekeeping and maintenance staff to accommodate Mountaineer Park's larger crowds; (2) a $356,000 increase in compensation and benefits primarily for the Company's executive officers;
(3) additional general and administrative costs of $351,000 generated by the Nevada Properties; and (4) increased insurance costs.

    Second, with respect to implementation of the Company's business strategy to acquire other middle-market, lower priced (ranging from approximately
$5 million to $50 million) gaming and/or parimutuel businesses, professional fees related to evaluating acquisition and financing opportunities increased by approximately $79,000 during the quarter ended June 30, 2000.

    In the second quarter of 2000, the Company incurred $767,000 of interest expense compared to $1.2 million in the second quarter of 1999. The decrease in interest expense is attributable to the Company's refinancing which reduced the interest rate from 13% to approximately 9% and principal from $34 million to approximately $30 million.

DEPRECIATION AND AMORTIZATION EXPENSE

    Depreciation and amortization expenses decreased 4.3%, or $55,000, to $1.2 million for the three months ended June 30, 2000. This decrease reflects the changing nature of the Company's fixed assets to longer-term investments (E.G., buildings and improvements) and the leasing (versus purchase) of new gaming devices. Depreciation for the Nevada Properties was $470,000 for the second quarter of 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

    Total revenues increased from $50.3 million in the first half of 1999 to $78.9 million in 2000, an increase of $28.7 million or 57.0%. Of this increase, 90.9%, or $26.1 million, can be attributed to the gaming operations. Parimutuel commissions increased by $188,000 for the six months ended June 30, 2000. Food, beverage, lodging and other operations contributed $2.4 million of increased revenues for this period.

GAMING OPERATIONS

    A summary of the gaming operations revenues for the six months ended June 30, 2000 and 1999 is as follows:

                                                        SIX MONTHS ENDED
                                                             JUNE 30
                                                   ---------------------------
                                                       2000           1999
                                                   ------------   ------------
Total gross wagers...............................  $468,745,000   $150,191,000
Less patron payouts..............................  (400,677,000)  (107,842,000)
                                                   ------------   ------------
Table games revenue..............................       345,000             --
                                                   ------------   ------------
Revenues--
  Gaming operations..............................  $ 68,413,000   $ 42,349,000
                                                   ============   ============
Average daily net win per terminal...............  $        268   $        182
                                                   ============   ============

    Revenues from gaming operations increased by 61.6% from $42.3 million in the first six months of 1999 to $68.4 million in 2000. Management attributes the increase to the following factors: extensive advertising, the introduction of coin drop slots at Mountaineer Park, the expanded gaming hours and facilities trackside at Mountaineer Park, and the contribution of gaming revenues from the Nevada Properties ($2.5 million).

PARIMUTUEL COMMISSIONS

    Mountaineer's parimutuel commissions for the six months ended June 30, 2000 and 1999 are summarized below:

                                                         SIX MONTHS ENDED
                                                              JUNE 30
                                                     -------------------------
                                                        2000          1999
                                                     -----------   -----------
Simulcast racing parimutuel handle.................  $11,782,000   $10,694,000
Live racing parimutuel handle......................    9,797,000     9,334,000
  Less patrons' winning tickets....................  (17,057,000)  (15,853,000)
                                                     -----------   -----------
                                                       4,522,000     4,175,000
Less
  State and county parimutuel tax..................     (245,000)     (237,000)
  Purses and Horsemen's Association................   (1,895,000)   (1,744,000)
                                                     -----------   -----------
Revenues--parimutuel commissions...................  $ 2,382,000   $ 2,194,000
                                                     ===========   ===========

    Simulcast handle in the first six months of 2000 increased 10.2% to $11.8 million compared to the same period in 1999. Live racing handle increased by 5.0% from $9.3 million in 1999 to $9.8 million in 2000 due to increased patronage at the resort in general and cross-marketing. Mountaineer Park paid average daily live purses of $95,900 in the first six months of 2000, a 19.7% increase over the $80,100 average for the corresponding period of 1999.

FOOD, BEVERAGE AND LODGING OPERATIONS

    Food, beverage and lodging revenues accounted for a combined revenue increase of 55.5% to $7.0 million for the six months ended June 30, 2000 compared to $4.5 million for the same period in 1999. Company wide, restaurant, bar and concession facilities produced $2.2 million of the revenue increase, while lodge revenues increased $261,000, a 16.6% increase over the same period in 1999. Food and beverage revenues increased $1.6 million to $4.3 million at Mountaineer Park in the second quarter of 2000. Management believes the conversion of the trackside buffet to the more popular deli setup and increases in the number of patrons visiting the resort resulted in the growth in this area.

    The increase in revenue for food, beverage and lodging in Nevada was $850,000 with $674,000 of the increase in food and beverage for these properties. The increase is attributable to the Company taking over gaming operations in October of 1999 and promoting the properties.

    Lodging revenues increased $261,000 for a 16.6% increase over the same period in 1999. Of the increase in lodging revenues, $176,000 can be attributed to the two Nevada Properties.

OTHER OPERATING REVENUES

    Other sources of revenues decreased by $81,000 to $1,166,000 for the six months ended June 30, 2000 compared to the same period in 1999. Other operating revenues are primarily derived from the sale of racing programs, check cashing fees, golf, special event admissions and ATM service fees. A $146,000 increase in ATM service fees in 2000 (occasioned by Management's decision to own and operate ATMs rather than outsourcing this service) was offset by miscellaneous income recorded in the second quarter of 1999 due to a $170,000 refund for overpayment of prior years' sales tax. Other sources of other revenue remained essentially constant for the two periods being compared.

OPERATING COSTS

    Operating costs and gross profit earned from operations for the six-month periods ended June 30, 2000 and 1999 are as follows:

                                                         SIX MONTHS ENDED
                                                              JUNE 30
                                                     -------------------------
                                                        2000          1999
                                                     -----------   -----------
Operating Costs:
  Gaming operations................................  $39,529,000   $24,866,000
  Pari-mutuel commissions..........................    2,687,000     2,696,000
  Lodging, food and beverage.......................    5,869,000     4,184,000
  Other revenues...................................      986,000       868,000
                                                     -----------   -----------
    Total Operating Costs..........................  $49,071,000   $32,614,000
                                                     ===========   ===========
Gross Profit (Loss)
  Gaming operations................................  $28,884,000   $17,483,000
  Pari-mutuel commissions..........................     (305,000)     (502,000)
  Lodging, food and beverage.......................    1,114,000       307,000
  Other revenues...................................      180,000       379,000
                                                     -----------   -----------
    Total Gross Profit.............................  $29,873,000   $17,667,000
                                                     ===========   ===========

    The Company's 57.0% increase in revenues resulted in higher total costs, as expenses increased by 50.5% to $49.1 million in the first half of 2000. Gross profit increased by 69.1% from $17.7 million for the first half of 1999 to $29.9 million for the same period in 2000.

GAMING OPERATIONS

    Company wide, costs of gaming revenues increased by $14.7 million, a 59.0% increase corresponding to the 61.6% increase in gaming revenues. Costs of gaming revenues in West Virginia increased by $12.8 million, or 51.5%, to $37.7 million for the six months ended June 30, 2000, reflecting the increase in statutory expenses directly related to the 55.5% increase in gaming revenues. Lease expense for gaming devices decreased by $746,000 due to entering into capitalized lease arrangements for the new coin drop equipment. Salary and related benefits increased by $541,0000 for the six months ended June 30, 2000. For the same period, the Nevada Properties incurred $1.9 million in costs associated with gaming, compared to $0 for the first half of 1999, when the Company had no gaming operations in Nevada.

    Statutory costs and assessments for the respective six-month periods are as follows:

                                                         SIX MONTHS ENDED
                                                              JUNE 30
                                                     -------------------------
                                                        2000          1999
                                                     -----------   -----------
Employees Pension Fund.............................  $   324,000   $   215,000
Horsemen's Purse Fund..............................   10,070,000     6,661,000
                                                     -----------   -----------
    SUBTOTAL.......................................   10,394,000   $ 6,876,000

State of West Virginia.............................   19,490,000    12,893,000
Tourism Promotion Fund.............................    1,949,000     1,289,000
Hancock County.....................................    1,299,000       860,000
Stakes Races.......................................      650,000       430,000
Miscellaneous State Projects.......................      650,000       430,000
                                                     -----------   -----------
                                                     $34,432,000   $22,778,000
                                                     ===========   ===========

PARIMUTUEL COMMISSIONS

    Costs of parimutuel commissions remained relatively stable at $2.7 million for the first half of both 2000 and 1999. Purse expense (consisting of statutorily determined percentages of live racing handle) increased 5.4% to $963,000 in the first half of 2000, which is consistent with the 5.3% increase in live handle. Parimutuel commissions revenue is reported net of these expenses in the Consolidated Statement of Operations.

FOOD, BEVERAGE AND LODGING OPERATING COSTS

    Direct expenses of lodging, food and beverage operations increased from $4.2 million for the six months ending June 30, 1999 to $5.9 million for the same period in 2000. Of the $1.7 million increase, $981,000 is attributable to the Nevada properties. The food and beverage operations earned a gross profit of $743,000 for the first six months of 2000 compared to a $25,000 loss for the same period in 1999, an increase of $768,000. Lodging operations earned a gross profit of $371,000 for the first half of 2000 compared to $332,000 for the same period in 1999, an increase of $39,000.

    The Nevada Properties' gross profit (loss) from food, beverage and lodging operations was ($4,000) for the six months ended June 30, 2000, compared to $128,000 for the same period in 1999. This decrease in profitability can be attributed to food and beverage specials and the increase in staffing for the Grand Openings.

    Mountaineer Park's gross profit for these areas was $1.1 million for the first half of 2000, compared to $179,000 in 1999. $943,000 of the gross profit is attributable to food and beverage. The increase is attributable to greater efficiency in uses of labor and supplies. Also, food costs for the first half of 1999 (50% of sales) were affected by excessive spoilage related to inclement weather. During the first six months of 2000, food costs were reduced to 36% of sales.

COSTS OF OTHER OPERATING REVENUES

    Costs of other revenues increased by $118,000 from $868,000 for the six months ended June 30, 1999 to $986,000 for the six months ended June 30, 2000. These increases can be attributed primarily to golf operations ($50,000) and special events ($124,000).

MARKETING AND PROMOTIONS EXPENSE

    Marketing expenses increased $2.6 million for the first half of 2000 to $4.7 million. The increase is attributable primarily to the following factors:
(1) doubling of the number of members of Mountaineer Park's Player's Club and increases in prize giveaways through this promotion, which caused a $455,000 increase in costs; (2) Management's decision to provide free soft drinks and coffee to gaming patrons ($600,000); (3) receipt of a State grant for advertising matching funds in the first half of 1999 (but not expected until the third quarter of 2000); and (4) increases in direct mail advertising and new promotions such as "Millionaire Madness."

    Marketing for the two Nevada Properties increased by $1.2 million for the six months ended June 30, 2000 in comparison to the same period in 1999. The majority of these costs were associated with the Grand Openings of the two properties.

GENERAL AND ADMINISTRATIVE AND INTEREST EXPENSES

    General and administrative expenses for the periods being compared increased by $2.8 million or 46.1% from $6.1 million to $9.0 million. The reason for the increase in general and administrative costs was twofold. First, with respect to operations, the increases are due primarily to (1) a $790,000 increase in costs of security, surveillance, maintenance and housekeeping to accommodate Mountaineer Park's larger crowds; (2) increases in compensation and benefits for the Company's executive officers; and (3) additional general and administrative costs of $1.4 million generated by the Nevada Properties.

    Second, with respect to implementation of the Company's business strategy to acquire other middle-market, lower priced (ranging from approximately
$5 million to $50 million) gaming and/or parimutuel businesses, professional fees and travel expenses related to evaluating acquisition and financing opportunities incurred by the Company increased by approximately $436,000 during the first six months of 2000.

    In the first half of 2000, the Company incurred $1.6 million of interest expense compared to $2.3 million in the first half of 1999. The decrease in interest expense is attributable to the Company's refinancing which reduced both the interest rate and principal.

DEPRECIATION AND AMORTIZATION EXPENSE

    Depreciation and amortization expenses increased by 20.1%, or $461,000, to $2.8 million for the six months ended June 30, 2000. This increase reflects the increased capitalization of improvements completed at Mountaineer Park's facilities. Depreciation for the Nevada Properties was $925,000 for the first half of 2000.

CASH FLOWS

    The Company's operations produced $10,124,000 in cash flow in the six months ended June 30, 2000, compared to $7,389,000 produced in the first six months of 1999. Current year non-cash expenses included $2.8 million of depreciation and amortization and $122,000 for the amortization of deferred financing costs.

    The Company invested $10.9 million in capital improvements for the West Virginia property in the first half of 2000 versus $4.4 million in 1999. The Company also invested $1.6 million in capital assets related to the Nevada Properties.

LIQUIDITY AND SOURCES OF CAPITAL

    The Company's working capital balance (deficit) as of June 30, 2000 was ($2,371,000) and its unrestricted cash balance was $8,927,000. The negative working capital balance resulted from the classification of draws against the $10 million increase of the Wells Fargo line of credit as short-term debt. The Company expects to reclassify these amounts as long-term debt prior to September 1, 2000 upon the contemplated closing of the Restated Facility (as defined below).

    Racing purses are paid from funds contributed by the Company to bank accounts owned by the horse owners who race at Mountaineer Park. At June 30, 2000, the balances in these accounts exceeded purse obligations by $3.1 million; this amount is available for payment of future purse obligations at the discretion of the Company and in accordance with the terms of its agreement with the HBPA.

    On December 27, 1999, the Company entered a $30,000,000 five-year senior secured reducing, revolving credit facility with Wells Fargo Bank, N.A. On that date, the Company drew the full $30 million available under the Wells Fargo loan and used the proceeds, combined with approximately $5.3 million of the Company's cash, to prepay amounts previously borrowed from Madeleine LLC from 1996 through 1998 and to pay the costs and fees related to the transaction.

    In June of 2000, in contemplation of entering a $60 million syndicated non-reducing revolving line of credit led by Wells Fargo Bank (the "Restated Facility"), the Company and Wells Fargo amended the Credit Agreement ("the First Amendment"). On an interim basis (until August 1, 2000), the First Amendment increased the credit facility from $28.5 million to $38.5 million and deferred scheduled principal reduction payments in order to accommodate the Company's plans for Phase I of the expansion at Mountaineer Park (comprising construction of the arena, a 32,00 square foot expansion of the Speakeasy Gaming Saloon to house approximately 550 additional slots, improvements related to launching Mountaineer's export simulcast business, and various projects (such as paving) to support the improvements). In July of 2000, the Company and Wells Fargo again amended the Credit Agreement (the "Second Amendment"). The Second Amendment extended the interim increase and deferral of principal reductions until September 1, 2000. The Company anticipates that the Restated Facility will be completed prior to September 1, or that Wells Fargo will again extend the interim increases until closing. In the event the Restated Facility does not close by September 1, and if Wells Fargo does not agree to further extensions, then the Company would be required to reduce the facility to $28.5 million and abide by the terms of the original Credit Agreement.

    At June 30, 2000, the outstanding principal balance of the Wells Fargo loan was $34 million.

    The Credit Agreement permits the Company to finance separately up to $8 million of additional senior indebtedness for the purchase or lease of gaming equipment as well as up to $15 million of subordinated debt for capital improvements. In January of 2000, pursuant to the carve out for equipment financing, Mountaineer Park entered an $8 million discretionary line of credit with PNC Leasing, LLC, pursuant to which Mountaineer Park has borrowed $2,792,000. The Company anticipates that the Restated Facility will eliminate the carve out for subordinated debt and increase the amount of permitted equipment financing to $13 million.

    CAPITAL IMPROVEMENTS. The Company has begun significant further expansion of its Mountaineer Park facility. The four-phase plan includes approximately tripling its hotel room capacity, adding 50,000 square feet of additional gaming rooms which will hold an additional 1,100 coin drop machines, an arena, a spa, additional parking and a convention center. The expansion project will be completed in phases as cash flow and available lines of credit permit, will take approximately 18 months to complete, and is estimated to cost approximately $50 to $60 million. The first phase of the expansion, which includes a 32,000 square foot expansion of the Speakeasy Gaming Saloon, the construction of an arena and additional parking lots, is expected to be completed in August of 2000.

    The Company has also recently completed the purchase and installation of a backup power supply ($1.3 million) and additional surveillance equipment ($450,000). The Company also intends to spend approximately $2 million to $2.5 million for capital improvements related to development of export simulcasting at Mountaineer Park during 2000.

    Pursuant to the agreement with Wells Fargo Bank, the Company must spend between 2% and 6% of its gross operating revenue for maintenance of its facilities.

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

    On July 31, 2000 Mountaineer Park purchased for a total of $56,000 (plus closing costs) two parcels of real property (one including a residence) aggregating approximately 7.5 acres. Management intends to use the parcels, which are adjacent to the Woodview Golf Course, for expansion of the course.

    Management believes that except as set forth above, its cash balances, cash flow from operations, and available lines of credit will be sufficient to cover contemplated capital improvements.

OUTSTANDING OPTIONS AND WARRANTS

    As of June 30, 2000, there were outstanding options and warrants to purchase 8,616,807 shares of the Company's common stock. Of this amount, warrants to purchase 1,757,813 shares are held by the Company's prior lender whose exercise rights are subject to a statutory ownership limitation not to exceed 5% of the Company's outstanding voting shares without prior approval of the West Virginia Lottery Commission. All but 70,000 of such shares are either subject to registration rights or have been included in registration statements that the Company has filed with the Securities and Exchange Commission and which have been declared effective. If all such options and warrants were exercised, the Company would receive proceeds of approximately $15.4 million.

    DEFERRED INCOME TAX BENEFIT. Based upon the pretax income of $12 million earned for the six months ended June 30, 2000, Management believes that the Company will be able to utilize its $3.5 million (as of December 31, 2000) of federal net operating loss tax carry forwards. The utilization of federal net operating losses may be subject to certain limitations.

COMMITMENTS AND CONTINGENCIES

    The Company has various commitments including those under various consulting agreements, operating leases, and the Company's pension plan and union contract. The Company has also entered into employment agreements with certain employees for periods ranging from one to five years. Compensation under the employment agreements consists of cash payments and stock option commitments, and in some instances commitments to fund deferred compensation plans. The Company anticipates cash payments in the amount of $5.2 million over the next three years under the employment agreements. In addition, the Company is faced with certain contingencies involving litigation and environmental remediation and monitoring. The Company is also committed, upon completion of a gaming software installation, to make a final payment of $458,000 on a $1.7 million contract. The Company believes that cash generated from operations and available lines of credit will be sufficient to meet all of the Company's currently anticipated commitments and contingencies.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company holds no material market risk sensitive financial instruments or interest therein, and held none at June 30, 2000. The Company's loans, payables, or receivables to or from others (including loans, payables or receivables to or from its subsidiaries or joint ventures) and the interest thereon, are all expressed as dollar obligations and payable in dollars. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt obligation pursuant to its credit agreement. The table below presents the Company's credit agreements for which fair value is subject to changing market interest rates:

AS OF JUNE 30, 2000

         ESTIMATED CASH INFLOW (OUTFLOW) BY YEAR OF PRINCIPAL MATURITY

                                                                               ESTIMATED CARRYING
IN THOUSANDS                                        2000       2001       2002       2003       2004     FAIR VALUE    VALUE
------------                                      --------   --------   --------   --------   --------   ----------   --------
Credit Agreement based on Libor plus margin.....   7,000      6,000      6,000      6,000      9,000       34,000      34,000

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

          3.2           Certificate of Amendment of Restated Certificate of
                        Incorporation of Winner's Entertainment, Inc. dated October
                        10, 1996 (incorporated by reference to the Company's report on Form 8-K filed November 1, 1996).

          3.3           Amended Bylaws of the Company (incorporated by reference to the Company's report on Form 8-K filed February 20, 1998).

         10.8           First Amendment to Credit Agreement, entered as of June 1,
                        2000 by MTR Gaming Group, Inc., Mountaineer Park, Inc.,
                        Speakeasy Gaming of Las Vegas, Inc., and Speakeasy Gaming of
                        Reno, Inc. as Borrowers and Wells Fargo Bank, N.A. as Lender
                        (filed herewith).

         10.9           Second Amendment to Credit Agreement, entered as of July 31,
                        2000 by MTR Gaming Group, Inc., Mountaineer Park, Inc.,
                        Speakeasy Gaming of Las Vegas, Inc., and Speakeasy Gaming of
                        Reno, Inc. as Borrowers and Wells Fargo Bank, N.A. as Lender
                        (filed herewith).

        10.10 Agreement concerning sharing of costs related to export simulcasting entered April 10, 2000 by Mountaineer Park,
                        Inc. and the Mountaineer Park Horsemen's Benevolent and
                        Protective Association (as approved on May 19, 2000 by the
                        West Virginia State Racing Commission) (filed herewith).

        10.11           Promissory Note dated July 5, 2000 made by Edson R. Arneault in favor of MTR Gaming Group, Inc. in the amount of
                        $132,721.88 (filed herewith).

         27.1           Financial Data Schedule (filed herewith).

    (b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1933, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                       MTR GAMING GROUP, INC.

DATE: AUGUST 14, 2000                                  By:  /s/ EDSON R. ARNEAULT
                                                            -----------------------------------------
                                                            Edson R. Arneault
                                                            CHAIRMAN, PRESIDENT, AND
                                                            CHIEF EXECUTIVE OFFICER

                                                       By:  /s/ MARY JO NEEDHAM
                                                            -----------------------------------------
                                                            Mary Jo Needham
                                                            CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

EXHIBIT NO.                                                                           PAGE NO.
-----------                                                                           --------
         3.1.........   Restated Certificate of Incorporation for Winners
                        Entertainment, Inc. dated August 17, 1993...................      *

         3.2            Certificate of Amendment of Restated Certificate of
                        Incorporation of Winner's Entertainment, Inc. dated October
                        10, 1996....................................................      *

         3.3            Amended Bylaws of the Company...............................      *

        10.8            First Amendment to Credit Agreement, entered as of June 1,
                        2000 by MTR Gaming Group, Inc., Mountaineer Park, Inc.,
                        Speakeasy Gaming of Las Vegas, Inc., and Speakeasy Gaming of
                        Reno, Inc. as Borrowers and Wells Fargo Bank, N.A. as
                        Lender......................................................

        10.9            Second Amendment to Credit Agreement, entered as of July 31,
                        2000 by MTR Gaming Group, Inc., Mountaineer Park, Inc.,
                        Speakeasy Gaming of Las Vegas, Inc., and Speakeasy Gaming of
                        Reno, Inc. as Borrowers and Wells Fargo Bank, N.A. as
                        Lender......................................................

        10.10           Agreement concerning sharing of costs related to export
                        simulcasting entered April 10, 2000 by Mountaineer Park,
                        Inc. and the Mountaineer Park Horsemen's Benevolent and
                        Protective Association (as approved on May 19, 2000 by the
                        West Virginia State Racing Commission)......................

        10.11           Promissory Note dated July 5, 2000 made by Edson R. Arneault in favor of MTR Gaming Group, Inc. in the amount of
                        $132,721.88.................................................

        27.1            Financial Data Schedule.....................................

------------------------

*   Incorporated by Reference