Form 10-Q
period 2000-09-30
MTR GAMING GROUP INC
filed 2000-11-14
CIK 834162

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO.: 0-20508

                            ------------------------
                             MTR GAMING GROUP, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                   84-1103135
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

                        Outstanding at November 9, 2000

                                   22,083,501

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             MTR GAMING GROUP, INC.
                              INDEX FOR FORM 10-Q

SECTION                                                         PAGE
-------                                                       --------
PART I FINANCIAL INFORMATION

Item 1--Financial Statements................................      3

Condensed and Consolidated Balance Sheets at September 30,
  2000 and December 31, 1999................................      3

Condensed and Consolidated Statements of Operations for the
  Three Months and Nine months Ended September 30, 2000 and
  1999......................................................      4

Condensed and Consolidated Statements of Cash Flows for the
  Nine months Ended September 30, 2000 and 1999.............      5

Notes to Condensed and Consolidated Financial Statements....      6

Item 2--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................      8

Item 3--Quantitative and Qualitative Disclosures about
  Market Risk...............................................     21

PART II OTHER INFORMATION

Item 1--Legal Proceedings...................................     22

Item 2--Changes in Securities...............................     22

Item 3--Defaults upon Senior Securities.....................     22

Item 4--Submission of Matters to a Vote of Securities
  Holders...................................................     22

Item 5--Other Information...................................     22

Item 6--Exhibits and Reports on Form 8-K....................     23

SIGNATURE PAGE..............................................     24

Exhibit Index...............................................     25

                                     PART 1
                             FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                             MTR GAMING GROUP, INC.

                   CONDENSED AND CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              SEPTEMBER 30   DECEMBER 31
                                                                  2000           1999
                                                              ------------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $11,870,000    $ 7,380,000
  Restricted cash...........................................      509,000        891,000
  Accounts receivable net of allowance for doubtful accounts
    of $48,000 and $41,000..................................    3,443,000      1,026,000
  Deferred financing costs..................................      541,000        244,000
  Deferred income taxes.....................................    1,228,000      1,526,000
  Income tax receivable.....................................      535,000        519,000
  Other current assets......................................    2,932,000      1,575,000
                                                              ------------   -----------
Total current assets........................................   21,058,000     13,161,000
                                                              ------------   -----------
Property and equipment, net.................................   80,859,000     52,756,000

Other assets:
  Excess of cost of investments over net assets acquired,
    net of Accumulated amortization of $1,967,000 and
    $1,778,000..............................................    1,807,000      1,996,000
  Deferred income taxes.....................................      579,000              0
  Deferred financing costs, net of current portion..........    1,986,000        977,000
  Deposits and other........................................      658,000        669,000
                                                              ------------   -----------
                                                              $106,947,000   $69,559,000
                                                              ============   ===========

                        LIABILITIES
Current liabilities:
  Accounts payable..........................................  $   444,000    $ 1,453,000
  Other accrued liabilities.................................    6,081,000      1,746,000
  Accrued interest..........................................      340,000              0
  Current deferred income taxes.............................       97,000              0
  Current portion of capital leases.........................    2,903,000        561,000
  Current portion of long-term debt.........................      153,000      7,982,000
                                                              ------------   -----------
Total current liabilities...................................   10,018,000     11,742,000
                                                              ------------   -----------

Long-term debt, less current portion........................   49,388,000     26,409,000
Capital lease obligations, net of current portion...........    4,751,000        982,000
                                                              ------------   -----------
Deferred income tax.........................................      851,000        717,000
                                                              ------------   -----------
Total liabilities...........................................   65,008,000     39,850,000
Shareholders' equity:
Common Stock................................................           --             --
Paid in capital.............................................  $37,482,000    $36,454,000
Shareholder receivable......................................   (1,131,000)      (457,000)
Retained Earnings (Accumulated deficit).....................    5,588,000     (6,288,000)
                                                              ------------   -----------
Total shareholders' equity..................................   41,939,000     29,709,000
                                                              ------------   -----------
                                                              $106,947,000   $69,559,000
                                                              ============   ===========

                             MTR GAMING GROUP, INC.

              CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    SEPTEMBER 30                   SEPTEMBER 30
                                                            ----------------------------   -----------------------------
                                                               2000             1999           2000             1999
                                                            -----------      -----------   ------------      -----------
Revenues
  Gaming..................................................  $42,648,000      $26,692,000   $111,061,000      $69,041,000
  Parimutuel..............................................    1,567,000        1,285,000      3,949,000        3,479,000
  Food, beverage and lodging..............................    4,574,000        3,214,000     11,557,000        7,705,000
  Other...................................................    1,448,000          816,000      2,614,000        2,063,000
                                                            -----------      -----------   ------------      -----------
Total revenues............................................   50,237,000       32,007,000    129,181,000       82,288,000
                                                            -----------      -----------   ------------      -----------
Costs of revenue
Cost of gaming terminals..................................   24,743,000       15,583,000     64,272,000       40,449,000
Cost of parimutuel........................................    1,691,000        1,391,000      4,378,000        4,027,000
Cost of food, beverage and lodging........................    4,322,000        2,644,000     10,191,000        6,828,000
Cost of other revenues....................................    1,365,000          970,000      2,351,000        1,898,000
                                                            -----------      -----------   ------------      -----------
Total cost of revenues....................................   32,121,000       20,588,000     81,192,000       53,202,000
                                                            -----------      -----------   ------------      -----------
Gross Profit..............................................   18,116,000       11,419,000     47,989,000       29,086,000
                                                            -----------      -----------   ------------      -----------
Selling, general and administrative expenses:
Marketing and promotions..................................    3,129,000        1,468,000      7,811,000        3,542,000
General and administrative................................    5,226,000        3,496,000     14,181,000        9,627,000
Depreciation and amortization.............................    1,548,000        1,283,000      4,307,000        3,581,000
                                                            -----------      -----------   ------------      -----------
Total selling, general and administrative expenses........    9,903,000        6,247,000     26,299,000       16,750,000
                                                            -----------      -----------   ------------      -----------
Operating income..........................................    8,213,000        5,172,000     21,690,000       12,336,000
                                                            -----------      -----------   ------------      -----------
Interest income...........................................       64,000           57,000        200,000          213,000
Interest expense..........................................     (750,000)      (1,210,000)    (2,337,000)      (3,556,000)
                                                            -----------      -----------   ------------      -----------
                                                               (686,000)      (1,153,000)    (2,137,000)      (3,343,000)
                                                            -----------      -----------   ------------      -----------
Income before income taxes................................    7,527,000        4,019,000     19,553,000        8,993,000
Provision for income taxes................................    2,503,000        1,405,000      6,844,000        3,145,000
                                                            -----------      -----------   ------------      -----------
Net income................................................  $ 5,024,000      $ 2,614,000   $ 12,709,000      $ 5,848,000
                                                            ===========      ===========   ============      ===========
Net income per share (basic)
  Net income after income taxes...........................  $      0.23      $      0.12   $       0.59      $      0.28

Net income per share (assuming dilution)
  Net income after income taxes...........................  $      0.18      $      0.10   $       0.48      $      0.24

Weighted average number of shares outstanding:
Basic.....................................................   22,081,656       21,141,690     21,631,230       21,015,217
                                                            ===========      ===========   ============      ===========
Diluted...................................................   28,281,120       25,184,615     26,574,427       24,705,634
                                                            ===========      ===========   ============      ===========

                             MTR GAMING GROUP, INC.

              CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30
                                                              ------------------------------
                                                                  2000              1999
                                                              ------------      ------------
Cash flows from operating activities:
  Net income................................................  $ 12,709,000      $  5,848,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Deferred financing cost amortization....................       193,000           382,000
    Depreciation and amortization...........................     4,307,000         3,581,000
    Deferred income taxes...................................       (50,000)        2,701,000
    Income tax receivable...................................       (16,000)                0
    Changes in operating assets and liabilities
      Accounts receivable net of allowance..................    (2,417,000)          (11,000)
      Other current assets..................................    (1,357,000)           40,000
      Accounts payable and accrued liabilities..............     3,666,000         3,772,000
                                                              ------------      ------------
Net cash provided by operating activities...................    17,035,000        16,313,000
                                                              ------------      ------------
Cash flows from investing activities:
  Restricted cash...........................................       382,000        (1,192,000)
  Notes receivable..........................................                         (96,000)
  Deposits and other........................................        11,000          (108,000)
  Capital expenditures......................................   (32,221,000)      (15,475,000)
                                                              ------------      ------------
Net cash used in investing activities.......................   (31,828,000)      (16,871,000)
                                                              ------------      ------------
Cash flows used in financing activities
  Shareholder receivable increase...........................      (674,000)                0
  Stock repurchase program..................................    (1,026,000)                0
  Additional paid in capital................................     1,221,000           (86,000)
  Deferred financing cost...................................    (1,499,000)                0
  Net increase in long term debt and capitalized lease
    obligations.............................................    21,261,000           866,000
                                                              ------------      ------------
Cash provided by financing activities.......................    19,283,000           780,000
NET INCREASE IN CASH........................................     4,490,000           222,000
Cash, Beginning of Period...................................     7,380,000         9,074,000
                                                              ------------      ------------
Cash, End of Period.........................................  $ 11,870,000      $  9,296,000
                                                              ============      ============

                             MTR GAMING GROUP, INC.

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

    The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 1999.

NOTE 2--ACCOUNTING PRINCIPLE

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial instruments and hedging activities. In June 1999, FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities: Deferral of Effective Date of the FASB Statement No. 133," was issued. This statement delays the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement will be adopted by the Company on January 1, 2001 and the effect on the consolidated financial statements is unknown as of September 30, 2000.

NOTE 3--EQUITY TRANSACTIONS

    In March of 2000, pursuant to various employment agreements, the Company granted to various employees and its outside directors options to purchase, in the aggregate, 270,000 shares of the Company's common stock. Also in March of 2000, the Board of Directors of the Company created the Company's 2000 Stock Incentive Plan, for which the Company reserved 825,000 shares, of which 795,000 shares have been granted to various employees of the Company.

    All of the options granted on March 13, 2000 are for a term of ten years from the date of grant, and except for the grants to the Company's independent directors provide for immediate vesting. All of such options are exercisable at the price of $2.50 per share, the estimated fair market value of the Company's common stock at the date of grant.

    In July and September of 2000, the Company repurchased 150,000 shares of its common stock in the open market for $985,965 pursuant to its approved
$3 million stock repurchase program. In October 2000, the Company repurchased 31,000 additional shares of its common stock in the open market for $197,897.

    During the three months ended September 30, 2000, holders of previously issued options and warrants to purchase the Company's common stock exercised options and warrants to purchase a total of 255,000 shares of the Company's common stock at prices ranging from $.5625 to $4.00 per share by delivery of cash proceeds totaling $801,000.

                             MTR GAMING GROUP, INC.

NOTE 4--INCOME TAXES

    The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 (Statement 109), Accounting for Income taxes. Under Statement 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income tax reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. As of September 30, 2000, the Company did not use a valuation allowance. The Company and its subsidiaries file a consolidated federal income tax return.

NOTE 5--LINES OF CREDIT

    In January of 2000, Mountaineer Park entered an $8 million discretionary line of credit with PNC Leasing, LLC, pursuant to which Mountaineer Park has borrowed $6,040,000 in connection with the leasing of gaming equipment.

    In June of 2000, in contemplation of entering a $60 million amended and restated syndicated non-reducing revolving line of credit led by Wells Fargo Bank (the "Restated Facility"), the Company and Wells Fargo amended the Credit Agreement ("the First Amendment"). On an interim basis (until August 1, 2000), the First Amendment increased the credit facility from $28.5 million to $38.5 million and deferred scheduled principal reduction payments in order to accommodate the Company's plans for Phase I of the expansion at Mountaineer Park (comprising construction of the arena, a 32,000 square foot expansion of the Speakeasy Gaming Saloon to house approximately 550 additional slots, improvements related to launching Mountaineer's export simulcast business, and various projects (such as paving) to support the improvements. In July of 2000, the Company and Wells Fargo again amended the Credit Agreement (the "Second Amendment"). The Second Amendment extended the interim increase and deferral of principal reductions until September 1, 2000.

    On August 15, 2000, the Company entered into the Restated Facility. As expected, this agreement increased the credit line to $60 million and eliminated quarterly principal payments, providing instead for a $60 million balloon payment at the end of the five-year term. As of September 30, 2000, the Company had drawn $48,624,000 on the line of credit. On October 5, 2000, as required by the Restated Facility, the Company entered into an Interest Rate Cap Agreement with Wells Fargo Bank at a cost of $214,750. The agreement caps the Company's interest rate under the Restated Facility at 7.5% (plus the applicable margin) with respect to $30 million of principal. The cost of this interest rate hedge product will be amortized over the term of the Cap Agreement, which expires on December 31, 2003, and reported as interest expense.

                             MTR GAMING GROUP, INC.

NOTE 6--EARNINGS PER COMMON SHARE

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30          SEPTEMBER 30
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Numerator:
  Numerator for basic and diluted earnings per common
    share --net income available to common
    stockholders:
Net income...........................................  $ 5,024    $ 2,614    $12,709    $ 5,848
                                                       =======    =======    =======    =======

Denominator:
  Weighted average shares
  Denominator for basic earnings per common share....   22,082     21,142     21,631     21,015

Effect of dilutive securities:
  Stock options and warrants.........................    6,199      4,043      4,943      3,691
  Dilutive potential common shares...................    6,199      4,043      4,943      3,691

Denominator for diluted earnings per common share --
  adjusted weighted average shares and assumed
  conversions........................................   28,281     25,185     26,574     24,706
                                                       =======    =======    =======    =======
Basic earnings per common share......................  $  0.23    $  0.12    $  0.59    $  0.28
                                                       =======    =======    =======    =======
Diluted earnings per common share....................     0.18       0.10       0.48       0.24
                                                       =======    =======    =======    =======

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

    This document includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, leverage and debt service, gaming regulation, licensing and taxation of gaming operations, dependence on key personnel, competition, including competition from legalization of new forms of gaming in the Company's target markets as well as gaming over the Internet, no dividends, continued losses from horse racing, costs associated with maintenance and expansion of Mountaineer Park's infrastructure to meet the demands attending increased patronage, costs and risks attending construction, expansion of operations, market acceptance of the Company's Nevada Properties and maintenance of "grandfathered" status of those properties, cyclical nature of business, limited public market and liquidity, shares eligible for future sale, impact of anti-takeover measures, the Company's common stock being subject to other risks detailed in the Company's Securities and Exchange Commission filings.

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

    Particularly in light of the four-phase expansion of Mountaineer Park, the Company anticipates that Mountaineer Park, particularly gaming operations, will continue to be the dominant factor in the Company's financial condition. Results for the three and nine months ended September 30, 2000--with respect to both revenues and pre-opening promotional and general and administrative expenses--reflect Mountaineer Park's mid-August launching of export simulcast operations, the opening of an arena, and the 32,000 square foot expansion of the Speakeasy Gaming Saloon with the attendant substantial increase in gaming positions.

    The Company earned revenues for the respective nine-month and three-month periods in 2000 and 1999 as shown below:

                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 SEPTEMBER 30                   SEPTEMBER 30
                                         ----------------------------   -----------------------------
                                            2000             1999           2000             1999
                                         -----------      -----------   ------------      -----------
OPERATING REVENUES

Gaming.................................  $42,648,000      $26,692,000   $111,061,000      $69,041,000
Parimutuel.............................    1,567,000        1,285,000      3,949,000        3,479,000
Food, beverage and lodging.............    4,574,000        3,214,000     11,557,000        7,705,000
Other..................................    1,448,000          816,000      2,614,000        2,063,000
                                         -----------      -----------   ------------      -----------
  Total revenues.......................   50,237,000       32,007,000    129,181,000       82,288,000
                                         ===========      ===========   ============      ===========

THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

    For the third quarter of 2000, the Company's total revenues increased by $18.2 million, or 57%, over the same period in 1999. Approximately
$13.9 million of the increase was produced by gaming operations at Mountaineer Park. Mountaineer Park's revenue from parimutuel commissions increased by $282,000; its lodging revenues remained relatively consistent; food and beverage revenues increased by $818,000 or 42.7% from $1.9 million to $2.7 million; and other revenues at Mountaineer Park increased by $544,000 or 67.6%. The Nevada Properties contributed $3.4 million in gross revenue, with $2.0 million from gaming, $729,000 from lodging, $642,000 from food and beverage, and $28,000 from other revenues in the third quarter of 2000.

GAMING OPERATIONS

    Revenues from gaming operations increased by $16.0 million, or 59.8%, from $26.7 million in 1999 to $42.6 million in 2000. The August 11, 2000 opening of the 32,000 square foot Downtown Chicago Gaming Room in Mountaineer Park's Speakeasy Gaming Saloon, with its additional 550 slot machines (a 41% increase in the number of gaming positions), drove the $13.9 million increase in gaming revenues in West Virginia. Management believes that the following factors also contributed to the overall increase in gaming revenues: (1) the introduction of 400 coin drop slot machines at Mountaineer Park in November of 1999; (2) the commencement of gaming operations at the Nevada Properties in October of 1999 (resulting in $2.0 million in gaming revenues); and (3) the continued aggressive marketing of all of the Company's properties.

    In the third quarter of 2000, the average daily win per coin drop machine was $306 compared to $232 for ticket terminals. For the same period, average daily net win for the track-based machines was $162 compared to $316 earned on the Lodge-based terminals for a facility-wide average of $263 per machine per day. At the end of the third quarter of 2000, Mountaineer Park operated a total of 1,905 slots with 1,344 in the Lodge (617 coin drop and 727 ticket) and 561 in the racetrack buildings (205 coin drop and 356 ticket). A summary of gaming revenue for the three months ended September 30, 2000 and 1999 is as follows:

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30
                                                 -------------------------------
                                                     2000               1999
                                                 -------------      ------------
Total gross wagers.............................  $ 306,385,000      $ 94,510,000
Less patron payouts............................   (264,037,000)     $(67,818,000)
                                                 -------------      ------------
Table games revenue............................        300,000                --
                                                 -------------      ------------
Revenue--Gaming operations.....................  $  42,648,000      $ 26,692,000
                                                 -------------      ------------
Average daily net win per terminal (WVa).......  $         266      $        223
                                                 =============      ============

    Management views the third quarter increase in gaming revenues at Mountaineer Park significant for two reasons. First, the $13.9 million increase in 2000 over the third quarter of 1999 followed a $5.9 million increase in 1999 over the third quarter of 1998. In other words, the third quarter of 2000 represents a 52% increase in gaming revenue in West Virginia over what had itself been a record third quarter in 1999. Second, management believes that the gains achieved thus far from the completion of Phase I of Mountaineer Park's expansion reflect primarily the amelioration of overcrowding during peak periods. Management expects additional significant gains in gross gaming revenues and net win per-day-per-machine upon the completion of Phase II's hotel, spa, gaming, and convention facilities together with an integrated marketing program to drive slot revenues during mid-week and daytime periods.

    Since October 1, 1999, the Company has operated gaming at its Nevada Properties. The Speedway Property had gaming revenues of $1.3 million for the three months ended September 30, 2000. This is a $100,000 increase in gaming revenues in comparison to the second quarter of 2000. This increase is seen as significant since it occurred during a traditionally slower period in the Las Vegas market. The Reno Property's gaming revenues were $745,000 for the third quarter, a 44% increase over the prior quarter.

PARIMUTUEL OPERATIONS

    Parimutuel commissions revenue is a function of wagering handle, which means the total amount wagered without regard to predetermined deductions, with a higher commission earned on a more exotic wager, such as a trifecta, than on a single horse wager, such as a win, place, or show bet. In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The total wagering handle is composed of the amounts wagered by each individual. The total amounts wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a "take-out" or gross commission, from which the racetrack pays state and county taxes and racing purses. The Company's parimutuel commission rates are fixed as a percentage of the total wagering handle or total amounts wagered. Mountaineer Park's parimutuel revenues for the three months ended September 30, 2000 and 1999 are summarized below:

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30
                                                    ----------------------------
                                                       2000             1999
                                                    -----------      -----------
Simulcast racing parimutuel handle................  $ 6,051,000      $ 5,517,000
Live racing parimutuel handle.....................    5,346,000        6,288,000
Less patrons' winning tickets.....................   (8,999,000)      (9,336,000)
                                                    -----------      -----------
                                                      2,398,000        2,469,000
  Less:
State and county parimutuel tax...................     (130,000)        (137,000)
Purses and Horsemen's Association.................   (1,004,000)      (1,047,000)
                                                    -----------      -----------
Revenues--parimutuel commissions..................  $ 1,264,000      $ 1,285,000
Revenues--export simulcast fees...................      303,000                0
                                                    -----------      -----------
Revenue--parimutuel...............................  $ 1,567,000      $ 1,285,000
                                                    ===========      ===========

    Revenues from parimutuel operations increased by $282,000, or 21.9% over the third quarter of 1999. Simulcast handle increased by $534,000 to $6.1 million, while live racing handle decreased by 15.0% or $942,000 from $6.3 million in 1999 to $5.3 million in 2000. Management attributes the decrease in live handle to (i) the fact that Mountaineer Park completed seven fewer race meets in the third quarter of 2000 than in the third quarter of 1999; and (ii) a decrease in attendance for live racing following a scheduling change (all evening races to facilitate successful export simulcast operations). Management also believes that patrons will adjust to the change in racing times, and that the prospect of broader betting pools resulting from export simulcasting will ultimately improve attendance and live racing handle.

    Revenues from export simulcasting of Mountaineer Park's live racing, which began August 11, 2000 and thus constitutes a new source of revenue, totaled $303,000. Although it would be premature to discuss export simulcasting in terms of trends, management notes that to date this new business has exceeded expectations. When export simulcasting began on August 11, 2000, 87 sites carried Mountaineer's broadcast. Since then, the number has grown to 140 sites. The first week of export simulcasting averaged a handle of $279,000. This amount has grown by 28% to $356,000. On

October 22, 2000, Mountaineer Park had its first daily export handle over $500,000. Additional sites represent not only additional revenue at a modest incremental cost, but also the opportunity for the Company to promote all of its properties to parimutuel wagering fans across the country.

    Mountaineer Park paid average daily live purses of $115,900 in the third quarter of 2000, a 35.1% increase over the $85,800 average for the corresponding period of 1999.

FOOD, BEVERAGE AND LODGING OPERATIONS

    Food, beverage and lodging revenues accounted for a combined increase of 42.3% to $4.6 million for the three months ended September 30, 2000 compared to $3.2 million for the same period in 1999. Company wide, restaurant, bar and concession facilities produced $1.3 million of the revenue increase, while lodging revenues increased $62,000, a 5.4% increase over the same period in 1999. Food and beverage revenues increased $818,000 to $2.7 million at Mountaineer Park in the third quarter of 2000. Management believes the conversion of the trackside buffet to the more popular deli setup and increases in the number of patrons visiting the resort resulted in the growth in this area.

    The increase in revenue for food, beverage and lodging for the Nevada Properties was $552,000 with $481,000 of the increase coming from food and beverage. The Speedway Property's food and beverage revenues increased by $294,000 to $369,000, while the Reno Property had an increase of $187,000 for the same period. The increases at both Nevada Properties are attributable to the commencement of gaming operations and the Grand Opening celebrations, which drove customer traffic for food and beverage as well.

OTHER OPERATING REVENUES

    Other revenues increased by $632,000 to $1.4 million for the three months ended September 30, 2000 compared to the same period in 1999. Other operating revenues are primarily derived from the sale of special event tickets, programs, lottery tickets, admission fees, check cashing fees, golf and ATM services. The increase is attributable to (i) the August 2000 opening of Mountaineer Park's new event center, The Harv, which hosts more events and has greater seating capacity than the grandstand arena; (ii) a 33.3% increase in ATM fees as a result of adding six machines to accommodate Mountaineer Park's expansion; and
(iii) a one-time $178,000 refund for overpayment of prior years' franchise tax.

OPERATING COSTS

    The Company's $18.2 million increase in revenues resulted in higher total costs, as directly related expenses increased by $11.5 million to $32.1 million in the third quarter of 2000 compared to the same period in 1999. Approximately $9.2 million of the increase in operating costs is attributable to gaming operations ($7.7 million for taxes, fees and other direct costs at Mountaineer Park; $1.5 million for the Nevada Properties). Parimutuel direct cost increased by $300,000, while cost of lodging and food and beverage increased by $1.7 million. Of the 63.5% increase in the cost of food and beverage and lodging, $907,000 can be attributed to the Nevada Properties. The cost of other income increased by $395,000 in 2000 to $1.4 million. The increases in other income can be attributed to the opening of The Harv and the cost of the related entertainment.

    Operating costs and gross profits earned from operations for the three-months ended September 30, 2000 and 1999 are as follows:

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30
                                                    ----------------------------
                                                       2000             1999
                                                    -----------      -----------
Operating Costs
Gaming operations.................................  $24,743,000      $15,583,000
Parimutuel........................................    1,691,000        1,391,000
Lodging, food and beverage........................    4,322,000        2,644,000
Other revenues....................................    1,365,000          970,000
                                                    -----------      -----------
  Total Operating Costs...........................  $32,121,000      $20,588,000
                                                    ===========      ===========
Gross profit (Loss)
Gaming operations.................................  $17,905,000      $11,109,000
Parimutuel........................................     (124,000)        (106,000)
Lodging, food and beverage........................      252,000          570,000
Other revenues....................................       83,000         (154,000)
                                                    -----------      -----------
  Total Gross Profit..............................  $18,116,000      $11,419,000
                                                    ===========      ===========

GAMING OPERATING COSTS

    Company wide, costs of gaming revenues increased by $9.2 million, a 58.8% increase corresponding to the 59.8% increase in gaming revenues. Costs of gaming revenue in West Virginia increased by $7.7 million or 49.3% to $23.3 million for the three months ended September 30, 2000, reflecting an increase in statutory expenses directly related to the 52.1% increase in gaming revenues. Such expenses accounted for $7.6 million of the total cost increase. Gaming machine lease expense decreased $193,000 due to capitalizing of lease expense for certain new equipment (this amount is now included in depreciation expense; thus, the decrease in gaming operating cost does not affect net income). Wages and benefits increased for the three months ending September 30, 2000 by $453,000 due to increases in personnel to staff the new Downtown Chicago gaming room and the additional personnel required for coin drop slot operations compared to ticketed machines. For the quarter ending September 30, 2000, the Nevada Properties incurred $1.5 million in gaming costs, compared to none in the third quarter of 1999, when the Company did not operate gaming in Nevada.

    After payment of a State Administrative Fee of up to 4% of revenues, Mountaineer Park is obligated to make payments from the remaining gaming revenues to certain funds administered by the West Virginia Lottery Commission as follows: State Tax 30%, Horsemen's Purse Fund 15.5%, Tourism Promotion 3%, Hancock County Tax 2%, Stakes Races 1%, Miscellaneous State Projects 1% and Employee Pension Fund 0.5%. Assessments paid to the Employee Pension Fund are returned by the Lottery Commission to a defined contribution pension plan administered by Mountaineer Park for the sole benefit of Mountaineer Park's employees. Assessments paid to the Horsemen's Purse Fund are returned by the Lottery Commission to bank accounts administered by Mountaineer Park for the sole benefit of horse owners who race at Mountaineer Park. These funds are used exclusively to pay purses for thoroughbred races run at Mountaineer Park, in amounts determined by Mountaineer Park in accordance with its agreement with the Horsemen's Benevolent and Protective Association. Taxes and assessments paid to all of these funds are included in "Costs of Gaming Terminals" in the Consolidated Statement of Operations. The State of West Virginia annually reconciles the State Administrative Fee, and the amount not utilized by the State is refunded every year to Mountaineer Park on June 30th, the end of the State's fiscal year.

    Statutory costs and assessments for the respective three-month periods are as follows:

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30
                                                    ----------------------------
                                                       2000             1999
                                                    -----------      -----------
Employee Pension Fund.............................  $   201,000      $   130,000
Horsemen's Purse Fund.............................    6,240,000        4,020,000
                                                    -----------      -----------
  SUBTOTAL........................................  $ 6,441,000      $ 4,150,000

State of West Virginia............................  $12,078,000      $ 7,780,000
Tourism Promotion Fund............................    1,208,000          778,000
Hancock County....................................      805,000          519,000
Stakes Races......................................      403,000          259,000
Misc. State Projects..............................      403,000          259,000
                                                    -----------      -----------
                                                    $21,338,000      $13,745,000
                                                    ===========      ===========

PARIMUTUEL OPERATING COSTS

    Costs (the individual components of which are detailed below) of parimutuel commissions increased by $300,000, or 21.6%, from $1.4 million in the third quarter of 1999 to $1.7 million in the third quarter of 2000. The costs directly related to the export simulcast accounted for $122,000 of this increase. The other major source of the cost increase was the $132,000 increase in import simulcast costs for host tracks, which is consistent with the increase in simulcast wagering. Purse expense (consisting of statutorily determined percentages of live racing handle) decreased by $93,000 to $525,000 in the third quarter of 2000, which is consistent with the decrease in live handle and the number of race days conducted.

FOOD, BEVERAGE AND LODGING OPERATING COSTS

    Direct expenses of food, beverage and lodging operations increased from $2.6 million for the third quarter of 1999 to $4.3 million for the same period in 2000. Of the $1.7 million increase, $906,000 is attributable to the Nevada Properties.

    The Nevada Properties reported an operating loss from food, beverage and lodging of $133,000 for the three months ended September 30, 2000, compared to a $222,000 gross profit for the same period in 1999. This decrease in profitability can be attributed to food and beverage specials aimed at driving casino traffic.

    Mountaineer Park's gross profit for food, beverage and lodging for the third quarter of 2000 was $385,000, compared to $349,000 in 1999. Cost of food and beverage as a percentage of sales increased by 2% in comparison to the prior year. This increase in costs can be tied to higher meat costs in 2000.

COSTS OF OTHER OPERATING REVENUES

    Costs of other revenues consisting primarily of non-core businesses such as special event ticket sales, racing programs, check cashing and golf increased by $395,000 from $970,000 in the third quarter of 1999 to $1,365,000 in the third quarter of 2000. These increases can be tied to the opening of The Harv and the accompanying increase in the number of special events held during the quarter.

MARKETING AND PROMOTIONS EXPENSE

    Company wide, marketing expenses increased in the third quarter of 2000 to $3.1 million from $1.5 million. Of the $1.6 million increase in marketing and promotions, $556,000 is attributable to the Nevada Properties. Marketing and promotions expenses at Mountaineer Park increased from

$1.4 million for the third quarter of 1999 to $2.5 million for the same period in 2000. The increase is attributable primarily to: (1) the Grand Opening of The Harv and the six special events held in the third quarter ($474,000);
(2) increased prizes for members of Mountaineer Park's Frequent Player Club ($402,000); (3) Management's decision to provide free non-alcoholic beverages to gaming patrons ($449,000); and (4) an increase in salaries and related employee benefits.

GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST

    General and administrative expense for the third quarter increased by $1.7 million, or 49.5%, from $3.5 million in 1999 to $5.2 million in 2000. General and administrative expense for the third quarter of 2000 was 10.4% of gross sales compared to 10.9% for the third quarter of 1999. The dollar increase in general and administrative expense is attributable primarily to:
(1) pre-opening expenses associated with export simulcasting, The Harv and the Downtown Chicago Gaming Room; (2) increase in costs of security, surveillance, housekeeping and maintenance staff to accommodate Mountaineer Park's larger crowds and expanded facilities; (3) increases in compensation and benefits; and
(4) additional general and administrative costs of $448,000 generated by the Nevada Properties.

    In the third quarter of 2000, the Company incurred $750,000 of interest expense compared to $1.2 million in the third quarter of 1999. The decrease in interest expense is attributable to the Company's December, 1999 refinancing and the August, 2000 amendment and restatement of the credit facility, which reduced the Company's interest rate from 13% to approximately 9%.

DEPRECIATION AND AMORTIZATION EXPENSE

    Depreciation and amortization expenses increased 20.7%, or $265,000, to $1.5 million for the three months ended September 30, 2000. This increase reflects the $14.1 million increase in fixed assets other than for construction in progress and the use of capital leasing of new gaming devices. Depreciation for the Nevada Properties was $474,000 for the third quarter of 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

    Total revenues increased from $82.3 million in the first nine months of 1999 to $129.2 million in 2000, an increase of $46.9 million or 57.0%. Of this increase, 89.6%, or $42.0 million, can be attributed to gaming operations. Parimutuel commissions increased by $470,000 for the nine months ended
September 30, 2000. Food, beverage, lodging and other operations accounted for $4.4 million of the increase in revenues for this period.

GAMING OPERATIONS

    A summary of the gaming operations revenues for the nine months ended September 30, 2000 and 1999 is as follows:

                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30
                                                --------------------------------
                                                    2000               1999
                                                -------------      -------------
Total gross wagers............................  $ 742,692,000      $ 244,701,000
Less patron payouts...........................   (632,275,000)      (175,660,000)
                                                -------------      -------------
Table games revenue...........................        644,000                 --
                                                -------------      -------------
Revenues--Gaming operations...................  $ 111,061,000      $  69,041,000
                                                =============      =============
Average daily net win per terminal (WVa)......  $         267      $         195
                                                =============      =============

    Revenues from gaming operations increased by 60.9% from $69.0 million in the first nine months of 1999 to $111.1 million in 2000. Management attributes the increase to the following factors: (1) the August 2000 addition of 550 machines in the Downtown Chicago Gaming Room at Mountaineer Park; (2) extensive advertising; (3) the introduction of coin drop slots at Mountaineer Park;
(4) expanded gaming hours and facilities trackside at Mountaineer Park; and
(5) the contribution of gaming revenues from the Nevada Properties
($4.6 million).

PARIMUTUEL OPERATIONS

    Mountaineer Park's parimutuel revenues for the nine months ended September 30, 2000 and 1999 are summarized below:

                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                  ------------------------------
                                                      2000              1999
                                                  ------------      ------------
Simulcast racing parimutuel handle..............  $ 17,833,000      $ 16,212,000
Live racing parimutuel handle...................    15,143,000        15,622,000
  Less patrons' winning tickets.................   (26,056,000)      (25,190,000)
                                                  ------------      ------------
                                                     6,920,000         6,644,000

Less
  State and county parimutuel tax...............      (375,000)         (374,000)
  Purses and Horsemen's Association.............    (2,899,000)       (2,791,000)
                                                  ------------      ------------
Revenues--parimutuel commissions................  $  3,646,000      $  3,479,000

Revenues--export simulcast fees.................       303,000                 0
                                                  ------------      ------------
Revenue--parimutuel.............................  $  3,949,000      $  3,479,000
                                                  ============      ============

    Revenues from parimutuel operations increased by $470,000, or 13.5% over the first nine months of 2000. Simulcast handle increased by $1.6 million, or 10%, to $17.8 million, while live racing handle decreased by 3.1%, or $479,000, from $15.6 million in 1999 to $15.1 million in 2000. Management attributes the decrease in live handle to a decrease in the number of live race meets and a decrease in attendance for live racing following an August 2000 scheduling change (all evening races to facilitate successful export simulcast operations).

    $303,000 in revenues from export simulcasting, which commenced on August 11, 2000, accounted for the majority of the increase in parimutuel revenues. Management expects export simulcasting to have a greater impact on the performance of parimutuel operations as more outlets broadcast Mountaineer Park's signal and when the Company generates such revenues for an entire reporting period. Mountaineer Park paid average daily live purses of $102,700 in the first nine months of 2000, a 23.3% increase over the $83,325 average for the corresponding period of 1999.

FOOD, BEVERAGE AND LODGING OPERATIONS

    Food, beverage and lodging revenues accounted for a combined increase of 50.0% to $11.6 million for the nine months ended September 30, 2000 compared to $7.7 million for the same period in 1999. Company wide, restaurant, bar and concession facilities produced $3.5 million of the revenue increase, while lodge revenues increased $323,000, an 11.9% increase over the same period in 1999. Food and beverage revenues increased $2.4 million to $7.0 million at Mountaineer Park in the third quarter of 2000. Management believes the conversion of the trackside buffet to the more popular deli setup and increases in the number of patrons visiting the resort resulted in the growth in this area.

    Revenues from food, beverage and lodging for the Nevada Properties increased by $1.4 million, with $1.2 million of the increase attributable to food and beverage. The increase is attributable to the Company taking over gaming operations in October of 1999 and promoting the properties.

    Company wide, lodging revenues increased by $323,000 for an 11.9% increase over the first nine months of 1999. Of the increase in lodging revenues, $247,000 can be attributed to the Nevada Properties.

OTHER OPERATING REVENUES

    Other revenues increased by $551,000 to $2.6 million for the nine months ended September 30, 2000 compared to the same period in 1999. Other operating revenues are primarily derived from the sale of lottery tickets, check cashing fees, golf, special event admissions and ATM service fees. The increase is attributable primarily to: (i) ticket sales for special events at The Harv, which hosts more events and has greater seating capacity than the grandstand arena ($160,000 increase); (ii) an increase in ATM fees as a result of adding six machines to accommodate Mountaineer Park's expansion ($185,000 increase); and (iii) a one-time $178,000 refund for overpayment of prior years' franchise tax.

OPERATING COSTS

    Operating costs and gross profit earned from operations for the nine-months ended September 30, 2000 and 1999 are as follows:

                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30
                                                    ----------------------------
                                                       2000             1999
                                                    -----------      -----------
Operating Costs:
  Gaming operations...............................  $64,272,000      $40,449,000
  Pari-mutuel.....................................    4,378,000        4,027,000
  Lodging, food and beverage......................   10,191,000        6,828,000
  Other revenues..................................    2,351,000        1,898,000
                                                    -----------      -----------
    Total Operating Costs.........................  $81,192,000      $53,202,000
                                                    ===========      ===========
Gross Profit (Loss)
  Gaming operations...............................  $46,789,000      $28,592,000
  Pari-mutuel.....................................     (429,000)        (548,000)
  Lodging, food and beverage......................    1,366,000          877,000
  Other revenues..................................      263,000          165,000
                                                    -----------      -----------
    Total Gross Profit............................  $47,989,000      $29,086,000
                                                    ===========      ===========

    The Company's 57.0% increase in revenues resulted in higher total costs, as expenses increased by 52.6% to $81.2 million in the first nine months of 2000. Gross profit increased by 65.0% from $29.1 million for the first nine months of 1999 to $48.0 million for the same period in 2000.

GAMING OPERATING COSTS

    Company wide, costs of gaming revenues increased by $23.8 million, a 58.9% Increase, corresponding to the 60.9% increase in gaming revenues. Costs of gaming revenues for Mountaineer Park increased by $20.5 million, or 50.7%, to $60.9 million for the nine months ended September 30, 2000, reflecting the $19.2 million increase in statutory expenses directly related to the 54.2% increase in gaming revenues and the increase in the number of gaming positions. Lease expense for gaming devices decreased by $938,000 as a result of capitalized lease arrangements for new equipment. Salary and related benefits increased by $995,0000 for the nine months ended September 30, 2000. For the same period, the Nevada Properties incurred $3.3 million in costs associated with gaming, compared to $0 for the first nine months of 1999, when the Company had no gaming operations in Nevada.

    Statutory costs and assessments for the respective nine-month periods are as follows:

                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30
                                                    ----------------------------
                                                       2000             1999
                                                    -----------      -----------
Employees Pension Fund............................  $   526,000      $   345,000
Horsemen's Purse Fund.............................   16,310,000       10,681,000
                                                    -----------      -----------
  SUBTOTAL........................................   16,836,000      $11,026,000
State of West Virginia............................   31,568,000       20,673,000
Tourism Promotion Fund............................    3,157,000        2,067,000
Hancock County....................................    2,105,000        1,378,000
Stakes Races......................................    1,052,000          689,000
Miscellaneous State Projects......................    1,052,000          689,000
                                                    -----------      -----------
                                                    $55,770,000      $36,522,000
                                                    ===========      ===========

PARIMUTUEL OPERATING COSTS

    Costs of parimutuel commissions increased by $351,000 to $4.4 million for the first nine months of 2000 from $4.0 million for the same period in 1999. Fees associated with simulcast operations increased by $326,000 in 2000 as a result of the increase in simulcast handle ($204,000 increase in fees) and the commencement of export simulcasting ($122,000 in new expenses). Parimutuel commissions revenue is reported net of these expenses in the Consolidated Statement of Operations.

FOOD, BEVERAGE AND LODGING OPERATING COSTS

    Direct expenses of food, beverage and lodging operations increased from $6.8 million for the nine months ending September 30, 1999 to $10.2 million for the same period in 2000. Of the $3.4 million increase, $1.9 million is attributable to the Nevada properties and the commencement of gaming operations.

    Company wide, the food and beverage operations earned a gross profit of $641,000 for the first nine months of 2000 compared to $97,000 for the same period in 1999, an increase of $544,000. Lodging operations earned a gross profit of $725,000 for the first nine months of 2000 compared to $780,000 for the same period in 1999, a decrease of $55,000.

    The Nevada Properties' gross profit (loss) from food, beverage and lodging operations was ($137,000) for the nine months ended September 30, 2000, compared to $350,000 for the same period in 1999. This decrease in profitability can be attributed to food and beverage specials aimed at driving casino traffic and the increase in staffing for the Grand Openings and continued operation of those properties.

    Mountaineer Park's gross profit for food, beverage and lodging was $1.5 million for the first nine months of 2000, compared to $528,000 in 1999. $1.2 million of the gross profit is attributable to food and beverage. This increase in profitability is directly tied to the $2.4 increase in sales at this facility along with a greater efficiency in uses of labor and supplies. Also, food costs for January of 1999 (50% of sales) were affected by excessive spoilage related to inclement weather. During the first nine months of 2000, food costs were reduced to 39% of sales compared to 44% for the same period of 1999.

COSTS OF OTHER OPERATING REVENUES

    Costs of other revenues increased by $453,000 from $1.9 million for the nine months ended September 30, 1999 to $2.4 million for the nine months ended September 30, 2000. This increase can be attributed primarily to the opening of The Harv.

MARKETING AND PROMOTIONS EXPENSE

    Company wide, marketing and promotional expenses for the first nine months of 2000 increased by $4.3 million to $7.8 million, or 6% of total revenues in 2000 compared to 4.3% in 1999. The increase is attributable primarily to the following factors: (1) doubling of the number of members of Mountaineer Park's Player's Club and increases in prize giveaways through this promotion
($1.1 million increase); (2) Management's decision to provide free soft drinks and coffee to gaming patrons ($1.1 million); (3) increases in advertising and direct mail for new promotions such as "Millionaire Madness" and the opening of The Harv ($396,000); (4) increases in salaries and benefits ($221,000); and
(5) the Grand Openings of the Nevada Properties and continued promotion of those properties ($1.8 million increase).

GENERAL AND ADMINISTRATIVE AND INTEREST EXPENSES

    General and administrative expenses for the periods being compared increased by $4.6 million, or 47.3%, from $9.6 million to $14.2 million. Expressed as a percentage of total sales, general and administrative costs were 11% of total revenues for the first nine months of 2000 compared to 12% of total revenues for the same period in 1999. The reason for the dollar increase in general and administrative costs was twofold. First, with respect to operations, the increases are due primarily to: (1) pre-opening expenses associated with export simulcasting, The Harv and the Downtown Chicago Gaming Room; (2) increase in costs of security, surveillance, housekeeping and maintenance staff to accommodate Mountaineer Park's larger crowds and expanded facilities;
(3) increases in compensation and benefits; and (4) additional general and administrative costs of $1.2 million generated by the Nevada Properties. Second, with respect to implementation of the Company's business strategy to acquire other middle-market, lower priced (ranging from approximately $5 million to $50 million) gaming and/or parimutuel businesses, professional fees and travel expenses related to evaluating acquisition and financing opportunities incurred by the Company increased by approximately $453,000 during the first nine months of 2000.

    In the first nine months of 2000, the Company incurred $2.3 million of interest expense compared to $3.6 million in the first nine months of 1999. The decrease in interest expense is attributable to the Company's refinancing, which reduced both the interest rate and principal for the first half of the year.

DEPRECIATION AND AMORTIZATION EXPENSE

    Depreciation and amortization expenses increased by 20.3%, or $726,000, to $4.3 million for the nine months ended September 30, 2000. This increase reflects the increased capitalization of improvements completed at Mountaineer Park's facilities. Depreciation for the Nevada Properties was $1.4 million for the first nine months of 2000.

CASH FLOWS

    The Company's operations produced $17,035,000 in cash flow in the nine months ended September 30, 2000, compared to $16,313,000 produced in the first nine months of 1999. Current year non-cash expenses included $4.3 million of depreciation and amortization and $200,000 for the amortization of deferred financing costs.

    The Company invested $29.7 million in capital improvements at Mountaineer Park during the first nine months of 2000 compared to $10.5 million in 1999. The Company also invested $2.5 million in capital assets related to the Nevada Properties during the first nine months of 2000.

LIQUIDITY AND SOURCES OF CAPITAL

    The Company's working capital balance as of September 30, 2000 was $11,040,000 and its unrestricted cash balance was $11,870,000.

    Racing purses are paid from funds contributed by the Company to bank accounts owned by the horse owners who race at Mountaineer Park. At
September 30, 2000, the balances in these accounts exceeded purse obligations by $4.1 million. This amount is available for payment of future purse obligations at the discretion of the Company and in accordance with the terms of its agreement with the HBPA.

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

    In June of 2000, in contemplation of entering an amended and restated
$60 million syndicated non-reducing revolving line of credit led by Wells Fargo Bank (the "Restated Facility"), the Company and Wells Fargo amended the Credit Agreement ("the First Amendment"). On an interim basis (until August 1, 2000), the First Amendment increased the credit facility from $28.5 million to $38.5 million and deferred scheduled principal reduction payments in order to accommodate the Company's plans for Phase I of the expansion at Mountaineer Park (comprising construction of the arena, a 32,00 square foot expansion of the Speakeasy Gaming Saloon to house approximately 550 additional slots, improvements related to launching Mountaineer's export simulcast business, and various projects (such as paving) to support the improvements). In July of 2000, the Company and Wells Fargo again amended the Credit Agreement (the "Second Amendment"). The Second Amendment extended the interim increase and deferral of principal reductions until September 1, 2000.

    On August 15, 2000, the Company entered into the Amended and Restated Credit Agreement with Wells Fargo. As expected, the credit facility was increased to $60 million. The loan was funded by a consortium of four banks led by Wells Fargo. The new credit agreement has no required principal repayments until the end of the term, August 15, 2005.

    At September 30, 2000, the outstanding principal balance of the Wells Fargo loan was $48,624,000.

    The original Credit Agreement permitted the Company to finance separately up to $8 million of additional senior indebtedness for the purchase or lease of gaming equipment as well as up to $15 million of subordinated debt for capital improvements. In January of 2000, pursuant to the carve out for equipment financing, Mountaineer Park entered an $8 million discretionary line of credit with PNC Leasing, LLC, pursuant to which Mountaineer Park has borrowed
$6.04 million. The Restated Facility has eliminated the carve out for subordinated debt and increased the amount of permitted equipment financing to $13 million.

    On October 5, 2000, as required by the Restated Facility, the Company entered into an Interest Rate Cap Agreement with Wells Fargo Bank at a cost of $214,750. The agreement caps the Company's interest rate under the Restated Facility at 7.5% (plus the applicable margin) with respect to $30 million of principal. The cost of this interest rate hedge product will be amortized over the term of the Cap Agreement, which expires on December 31, 2003, and reported as interest expense.

    CAPITAL IMPROVEMENTS. The Company is in the process of implementing Mountaineer Park's previously announced four-phase expansion plan. The four-phase plan includes approximately tripling the hotel room capacity, adding 50,000 square feet of additional gaming rooms which will hold an additional 1,100 slot machines, an arena, a spa, additional parking, a convention center, a championship golf course, and an equestrian center, housing and a shopping village. The expansion project will be completed in phases as cash flow and available lines of credit permit and is estimated to cost approximately
$60 million through Phase II.

    Phase I of the expansion, which includes a 32,000 square foot expansion of the Speakeasy Gaming Saloon, the construction of an arena and additional parking lots, was substantially completed in August of 2000 at a total cost of approximately $16.2 million exclusive of gaming equipment. The Company has likewise begun infrastructure improvements for Phase II and expects to open the health spa in December of 2000.

    The Company has also recently completed the purchase and installation of a backup power supply ($1.3 million) and additional surveillance equipment ($450,000). The Company has spent $1.7 million and anticipates spending approximately an additional $500,000 for capital improvements related to development of export simulcasting at Mountaineer Park during 2000.

    Pursuant to the Restated Credit Facility with Wells Fargo Bank, the Company must spend between 2% and 6% of its gross operating revenue for maintenance of its facilities.

    On June 22, 1999, Mountaineer Park entered into agreements to purchase for $583,000 approximately 287.65 acres of real property (including two buildings) previously subject to an October 7, 1997 option and located adjacent to its Hancock County, West Virginia operation. Mountaineer Park had paid $100,000 for an irrevocable option. Subject to resolution of certain title issues, Mountaineer Park intends to close the purchases, which call for payment of $200,000 cash at closing and delivery of a term note bearing interest at 9% payable over five years.

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

    OUTSTANDING OPTIONS AND WARRANTS. As of September 30, 2000, there were outstanding options and warrants to purchase 8,335,607 shares of the Company's common stock. Of this amount, warrants to purchase 1,757,813 shares are held by the Company's prior lender whose exercise rights are subject to a statutory ownership limitation not to exceed 5% of the Company's outstanding voting shares without prior approval of the West Virginia Lottery Commission. If all such options and warrants were exercised, the Company would receive proceeds of approximately $14.5 million.

    DEFERRED INCOME TAX BENEFIT. Based upon the pretax income of $19.6 million earned for the nine months ended September 30, 2000, Management believes that the Company will be able to utilize its $3.5 million (as of December 31, 1999) of federal net operating loss tax carry forwards. The utilization of federal net operating losses may be subject to certain limitations.

    COMMITMENTS AND CONTINGENCIES. The Company has various commitments including those under various consulting agreements, operating leases, and the Company's pension plan and union contract. The Company has also entered into employment agreements with certain employees for periods ranging from one to five years. Compensation under the employment agreements consists of cash payments and stock option commitments, and in some instances commitments to fund deferred compensation plans. The Company anticipates cash payments in the amount of $5.3 million over the next three years under the employment agreements. In addition, the Company is faced with certain contingencies involving litigation and environmental remediation and monitoring. The Company is also committed, upon completion of a gaming software installation, to make a final payment of $458,000 on a $1.7 million contract.

    The Company believes that cash generated from operations and available lines of credit will be sufficient to meet all of the Company's currently anticipated commitments and contingencies.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company holds no material market risk sensitive financial instruments or interest therein, and held none at September 30, 2000. The Company's loans, payables, or receivables to or from others (including loans, payables or receivables to or from its subsidiaries or joint ventures) and the interest thereon, are all expressed as dollar obligations and payable in dollars. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt obligation pursuant to its credit agreement. The table below presents the Company's credit agreements for which fair value is subject to changing market interest rates:

    As of September 30, 2000

         ESTIMATED CASH INFLOW (OUTFLOW) BY YEAR OF PRINCIPAL MATURITY

IN THOUSANDS                             2000       2001       2002       2003       2004     THEREAFTER   FAIR VALUE    VALUE
------------                           --------   --------   --------   --------   --------   ----------   ----------   --------
Credit Agreement Based on Libor plus
  margin.............................     0          0          0          0          0         48,624       48,624      48,624

    On October 5, 2000 the Company entered into an Interest Rate Cap Agreement for $30 million of capital. This agreement caps the interest rate at 7.5% plus applicable margin.

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

    Not Applicable

ITEM 3--DEFAULTS UPON SENIOR SECURITIES

    Not Applicable

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    The annual meeting of shareholders of the Company was held on August 23, 2000 for the purpose of (i) electing directors of the Company, (ii) approving the adoption of the Company's 2000 Stock Incentive Plan, and (iii) ratifying the appointment of the Company's independent public accounts for the year ending December 31, 2000. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition.

    (a) The following directors were elected by the following vote:

                                                            FOR       WITHHELD
                                                         ----------   --------
Edson R. Arneault......................................  18,474,632   224,142

Robert L. Ruben........................................  18,488,432   210,342

Robert A. Blatt........................................  18,481,782   216,992

James V. Stanton.......................................  18,526,582   172,192

William D. Fugazy, Jr..................................  18,519,262   179,512

    (b) The proposal to approve the adoption of the Company's 2000 Stock Incentive Plan:

   FOR            AGAINST        ABSTAIN
----------       ---------       --------
17,565,626       1,122,198       10,950

    (c) The proposal to ratify the appointment of the independent public accountants for the year ending December 31, 2000 was approved by the following vote:

   FOR           AGAINST        ABSTAIN
----------       --------       --------
18,544,672       140,222        13,880

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

 3.3                    Amended Bylaws of the Company (incorporated by reference to the Company's report on Form 8-K filed February 20, 1998).

10.12                   Amended and Restated Credit Agreement, entered as of
                        August 15, 2000 by MTR Gaming Group, Inc., Mountaineer
                        Park, Inc., Speakeasy Gaming of Las Vegas, Inc., and
                        Speakeasy Gaming of Reno, Inc. as Borrowers and Wells Fargo
                        Bank, N.A., PNC Bank, N.A., National City Bank of
                        Pennsylvania, N.A. and the Bank of Scotland as Lenders
                        (incorporated by reference to the Company's report on
                        Form 8-K filed August 17, 2000).

27.1                    Financial Data Schedule (filed herewith).

99.1                    First Amendment to 2000 Stock Incentive Plan, adopted by the
                        Company's Board of Directors on August 23, 2000 (filed
                        herewith). (Note that the 2000 Stock Incentive Plan is filed as Exhibit B to the Company's Proxy Statement filed
                        July 24, 2000).

    (b) Reports on Form 8-K

    During the three months ended September 30, 2000 the Company filed the following reports on Form 8-K:

    On August 17, 2000, the Company filed a current report on Form 8-K under
Item 5 thereof reporting that on August 16, 2000 the Company and its operating subsidiaries had entered the Amended and Restated Credit Agreement with Wells Fargo Bank, N.A.

    On September 8, 2000, the Company filed a current report on Form 8-K under
Item 4 thereof reporting that effective September 6, 2000 the Company had changed independent auditors from BDO Seidman LLP to Ernst & Young LLP.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1933, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                       MTR GAMING GROUP, INC.

DATE: November 14, 2000                                By:            /s/ EDSON R. ARNEAULT
                                                            -----------------------------------------
                                                                        Edson R. Arneault
                                                                     CHAIRMAN, PRESIDENT, AND
                                                                     CHIEF EXECUTIVE OFFICER

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

          3.3           Amended Bylaws of the Company...............................     *

        10.12           Amended and Restated Credit Agreement, entered as of
                        August 15, 2000 by MTR Gaming Group, Inc., Mountaineer
                        Park, Inc., Speakeasy Gaming of Las Vegas, Inc., and
                        Speakeasy Gaming of Reno, Inc. as Borrowers and Wells Fargo
                        Bank, N.A., PNC Bank, N.A., National City Bank of
                        Pennsylvania, N.A. and the Bank of Scotland as Lenders
                        (incorporated by reference to the Company's report on
                        Form 8-K filed August 17, 2000).............................

         27.1           Financial Data Schedule.....................................

         99.1           First Amendment to 2000 Stock Incentive Plan, adopted by the
                        Company's Board of Directors on August 23, 2000 (filed
                        herewith). (Note that the 2000 Stock Incentive Plan is filed as Exhibit B to the Company's Proxy Statement filed July 24,
                        2000.)......................................................

------------------------

*   Incorporated by Reference