Form 10-K
period 2000-12-31
MTR GAMING GROUP INC
filed 2001-03-30
CIK 834162

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

                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 2000

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

    The aggregate market value of the Company's common stock held by non-affiliates (all persons other than executive officers or directors) of the Company on March 23, 2001(based on the closing sale price per share on the NASDAQ Stock Market on that date) was $116,594,630.

    The Company's common stock outstanding at March 23, 2001 was 22,208,501 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                             PART I

ITEM 1. BUSINESS............................................    1
  Company History...........................................    1
  CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING
    INFORMATION:............................................    1
  Mountaineer Race Track & Gaming Resort -- Chester, West
    Virginia................................................    2
  Lodge Facilities and Speakeasy Gaming Saloon..............    2
  Gaming Facilities.........................................    3
  Recreational Facilities...................................    3
  Trailer Park..............................................    3
  Undeveloped Land..........................................    3
  Current Operations at Mountaineer Park....................    4
  Racing Operations.........................................    4
  Gaming Operations.........................................    5
  Lodging, Food and Beverage Operations.....................    5
  Ramada Inn and Speedway Casino -- North Las Vegas,
    Nevada..................................................    6
  Ramada Inn and Speakeasy Casino -- Reno, Nevada...........    6
  Operation of the Nevada Properties/Gaming Licensing.......    6
  Business Strategy.........................................    7
  Develop and Market Mountaineer Park as a Destination
    Resort and Diversified Entertainment Facility...........    7
  Increase Capacity through Expansion of Facilities and
    Increasing Gaming Count.................................    7
  Improve Financial Results of Racing Operations at
    Mountaineer Park........................................    8
  Create and Cultivate Niche Market for Nevada Properties...    8
  Competition...............................................    9
  Employees.................................................   10
  Regulation and Licensing..................................   10
  West Virginia Racing and Gaming Regulation................   10
  Nevada Gaming Regulation..................................   12
  Impact of Resort Hotel Legislation........................   16
  Compliance with Other Laws................................   16
  Restrictions on Share Ownership and Transfer..............   16
  Application of Environmental Regulations..................   16
  Discontinued Operations...................................   17

ITEM 2. PROPERTIES..........................................   17
  Hotel, Gaming, Racing and Other Property..................   17
  Equipment Leases..........................................   18

ITEM 3. LEGAL PROCEEDINGS...................................   18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................   18

ITEM 5.MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
  STOCKHOLDER MATTERS.......................................   18

ITEM 6. SELECTED FINANCIAL DATA.............................   19

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.......................   19
  Results of Operations.....................................   19
  Twelve Months Ended December 31, 2000 Compared to Twelve
    Month Ended December 31. 1999...........................   20
  Gaming Operations.........................................   20
  Parimutuel Commissions....................................   21
  Lodging, Food and Beverage................................   22
  Other Operating Revenues..................................   22

  Operating Costs...........................................   22
  Gaming Operating Costs....................................   23
  Parimutuel Commissions Operating Costs....................   24
  Lodging, Food and Beverage Operating Costs................   24
  Costs of Other Operating Revenues.........................   25
  Marketing and Promotions Expense..........................   25
  General and Administrative Expenses and Interest..........   25
  Twelve Months Ended December 31, 1999 Compared to Twelve
    Months Ended December 31, 1998..........................   25
  Gaming Operations.........................................   26
  Parimutuel Commissions....................................   27
  Lodging, Food and Beverage................................   27
  Other Operating Revenues..................................   27
  Operating Costs...........................................   28
  Gaming Operating Costs....................................   28
  Parimutuel Commissions Operating Costs....................   29
  Lodging, Food and Beverage Operating Costs................   29
  Costs of Other Operating Revenues.........................   30
  Marketing and Promotions Expense..........................   30
  General and Administrative Expense and Interest...........   30
  Liquidity and Sources of Capital..........................   31
  Capital Improvements......................................   31
  Outstanding Options and Warrants..........................   32
  Commitments and Contingencies.............................   32

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET
  RISKS.....................................................   33

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........   33

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE.......................   33

                            PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY..............   34
  Business Experience.......................................   34

ITEM 11. EXECUTIVE COMPENSATION.............................   36
  OPTION GRANTS IN 2000.....................................   37
  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
    YEAR END OPTION VALUES..................................   37
  Section 16(a) Beneficial Ownership Reporting Compliance...   37
  Employment Agreements.....................................   37
  Compensation of Directors.................................   39
  Compensation Committee Interlocks and Insider
    Participation...........................................   39

ITEM 12. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  MANAGEMENT................................................   40

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....   42

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM
  8-K.......................................................   43

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..................  F-1

ITEM 1. BUSINESS

COMPANY HISTORY

    The Company, through wholly owned subsidiaries, owns and operates the Mountaineer Racetrack & Gaming Resort in Chester, West Virginia, the Ramada Inn and Speedway Casino in North Las Vegas, Nevada, and the Ramada Inn and Speakeasy Casino in Reno, Nevada.

    The Company was incorporated in March 1988 in Delaware under the name "Secamur Corporation," a wholly owned subsidiary of Buffalo Equities, Inc. ("Buffalo"), and later "spun-off" through the sale of its stock to the stockholders of Buffalo in January 1989. In June 1989, the Company merged with Pacific International Industries, Inc., which had been engaged in the contract security guard services business in Southern California since its inception in February 1987. Upon completion of the merger, the Company was renamed Excalibur Security Services, Inc. to reflect its new line of business. After operating unprofitably, the Company filed a voluntary petition for reorganization with the U.S. Bankruptcy Court for the Central District of California in December 1990 and became a Chapter 11 debtor-in-possession. The Bankruptcy Court approved the Company's sale of its security guard services business in May 1991, and confirmed the Company's plan of reorganization in December 1991. The plan of reorganization authorized the Company to acquire, primarily, specified gaming and oil and gas businesses. Upon confirmation of the plan of reorganization, the Company changed its name to Excalibur Holding Corporation. In connection with management's decision to operate as a gaming company, the Company was renamed Winners Entertainment, Inc. in August 1993. At the annual meeting of stockholders on October 15, 1996, the stockholders of the Company approved a change of the Company's name from Winners Entertainment, Inc. to MTR Gaming Group, Inc. During 1998, the Company divested its oil and gas operations and since that time has operated only in the gaming and entertainment business.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

    This document includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, leverage and debt service, gaming regulation, licensing and taxation of gaming operations, expiration or non-renewal of Nevada gaming licenses, dependence on key personnel, competition, including competition from legalization of gaming in states near the Company's gaming operations, no dividends, continued losses from horse racing, costs associated with maintenance and expansion of Mountaineer Park's infrastructure to meet the demands attending increased patronage, costs and risks attending construction, expansion of operations, market acceptance of the Company's Nevada properties and maintenance of "grandfathered" status of those properties, cyclical nature of business, weather or road conditions limiting access to the Company's properties, limited public market and liquidity, shares eligible for future sale, impact of anti-takeover measures, the Company's common stock being subject to penny stock regulation and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. Further, the Company has no obligation and assumes no obligation to update any forward-looking statements.

MOUNTAINEER RACETRACK & GAMING RESORT--CHESTER, WEST VIRGINIA

    Pursuant to a stock purchase agreement dated May 5, 1992, the Company acquired all of the common stock of Mountaineer Park, Inc. ("Mountaineer Park"), a West Virginia corporation, in December 1992. Mountaineer Park offers parimutuel wagering on live thoroughbred horse racing and simulcast horse and greyhound racing as well as approximately 1,905 gaming machines as part of an entertainment complex and destination resort with hotel, dining and lounge facilities, entertainment and event center, health spa and outdoor activities including golf, swimming and tennis. Mountaineer Park is situated on the Ohio River at the northern tip of West Virginia's northwestern panhandle in Hancock County, approximately 40 miles south of Youngstown, Ohio and 35 miles west of Pittsburgh, Pennsylvania. Mountaineer Park owns approximately 1,311 acres of real property in Hancock County, of which approximately 231 are west of State Route 2 and are the site of the racetrack and Lodge; approximately 175 acres comprise Mountaineer's Woodview Golf Course located approximately seven miles south of the Mountaineer complex in the town of New Cumberland; and the remainder of the acreage is available for future development.

    Mountaineer Park offers live thoroughbred horse racing before expansive clubhouse and grandstand viewing areas with enclosed seating for year-round racing. In August of 2000, Mountaineer Park also began exporting its signal to other outlets in the United States and the Caribbean. Those outlets (approximately 196 off-track wagering parlors thus far) simulcast Mountaineer Park's races and conduct parimutuel wagering. Mountaineer Park receives a negotiated fee in the form of either a percentage of the amount wagered or a flat fee per day. Mountaineer Park also conducts parimutuel wagering on horse and greyhound dog racing simulcast via closed circuit television from other prominent racetracks around the country. Mountaineer Park's main racetrack consists of an oval dirt track approximately one mile in length. Inside the main track is a natural turf (grass) track measuring seven furlongs or 7/8 of a mile. The racetrack buildings consist of the clubhouse and grandstand that provide glass-enclosed stadium and box seating for approximately 770 and 2,850 patrons, respectively. The buildings are each three stories and are connected by an enclosed walkway. In addition to seating areas, the grandstand covers approximately 57,000 square feet of interior space on the main and mezzanine levels containing parimutuel windows and food and beverage concession stands. The clubhouse covers approximately 25,000 square feet of interior space and likewise offers parimutuel windows. The racetrack apron, which is accessible from both buildings, provides racing fans with up-close viewing of horses entering the racetrack and crossing the finish line. The stable area accommodates approximately 1,250 horses and is located adjacent to the main track. The racetrack parking lots have a combined capacity for over 2,900 vehicles.

    In addition to parimutuel wagering on live horse racing and simulcast horse and greyhound racing, Mountaineer Park offers three video lottery gaming areas in its racetrack buildings: the Riverside Gaming Terrace, the Hollywood Knights, and the Speedway.

LODGE FACILITIES AND SPEAKEASY GAMING SALOON

    The Mountaineer Lodge (the "Lodge") is a two-story facility near Mountaineer Park's main entrance on West Virginia State Route 2. The Lodge offers 101 rooms. The Lodge's Gatsby Dining Room seats 125 patrons for casual dining. The Lodge is also the site of the Speakeasy Gaming Saloon and the Downtown Chicago Gaming Room. Encompassing 59,000 square feet (including a 32,000 square foot addition that opened in August of 2000), the Speakeasy, together with adjacent smaller rooms, houses over 70% of Mountaineer Park's 1,905 gaming machines, extensive off-track wagering facilities and Big Al's Deli. The Lodge parking lots have a combined capacity for approximately 2,300 vehicles.

GAMING FACILITIES

    In addition to live and simulcast parimutuel wagering, Mountaineer Park offers gaming through approximately 1,905 slot machines located in the racetrack clubhouse, grandstand and Lodge. Of these machines, 873 machines are ticket machines while 1,032 are the traditional coin drop, casino style slot machines. Mountaineer Park owns 1,304 machines and leases the remaining 601. The racetrack houses 30% of the machines in its Riverside Gaming Terrace on the second floors of the clubhouse, the Hollywood Knights on the second floor of the grandstand, and the Speedway Game Room on the lower level of the grandstand. The Lodge offers the remaining 70% primarily in the Speakeasy Gaming Saloon and Downtown Chicago Gaming Room. The gaming machines allow a player to select from several game themes, including up to four versions of draw poker, blackjack, two versions of keno, and various classic casino slot machine games.

RECREATIONAL FACILITIES

    Mountaineer Park has three tennis courts, a volleyball court, a basketball court, two swimming pools and two children's swimming pools. These facilities are made available for use by Lodge guests and the general public at specified daily or seasonal rates.

    In January of 1999, Mountaineer Park purchased the Woodview Golf Course, an eighteen-hole par 71 course measuring approximately 6,300 yards (subsequently expanded to 6,550 yards) on a 175-acre tract, which is located approximately seven miles from Mountaineer Park in New Cumberland, West Virginia. Mountaineer Park operates a free shuttle bus service between the Lodge and the Woodview Golf Course. See "Business Strategy"; "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Improvements."

    In August of 2000, Mountaineer Park opened the Harvey E. Arneault Memorial Arena and Events Centre. Known as the "Harv," this 65,000 square foot facility is a tent-like fabric structure that seats approximately 5,000 patrons for concerts, boxing matches and other entertainment offerings. The Harv has a state-of-the-art stage, permanent bleachers and food and beverage concessions. See "Business Strategy"; "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Improvements."

    In February of 2001, Mountaineer Park opened its Spa and Fitness Centre. Also a fabric structure, this 12,000 square foot facility has a full complement of weight training and cardiovascular equipment as well as aerobics classes, a health bar, locker rooms with steam and sauna rooms, a hair and nail salon and treatment rooms for massage, facials and tanning. The spa offers both annual and day memberships. See "Business Strategy"; "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Improvements."

TRAILER PARK

    The Company maintains a trailer park consisting of 61 individual lots on approximately 11.5 acres located across West Virginia State Route 2 from the Lodge and the entrance to Mountaineer Park. The lots are rented for fixed monthly fees, mostly to individuals who are employed by Mountaineer Park or its horsemen in racing operations. Mountaineer Park maintains the road and grounds, removes refuse and provides water and sewage hook-ups. The tenants pay all utility expenses.

UNDEVELOPED LAND

    Mountaineer Park owns, as part of its 1,311 acres, contiguous tracts of 375 acres, 350 acres, 110 acres and 69 acres that are largely undeveloped. Mountaineer Park has entered into contracts to acquire approximately 400 additional contiguous acres. Management has no definitive plans to develop such property. Mountaineer Park also owns a 69-acre parcel in New Cumberland, West Virginia on which it intends to develop an RV park. See "Business Strategy"; and "Liquidity and Sources of Capital."

CURRENT OPERATIONS AT MOUNTAINEER PARK

    The Company's operating revenues at Mountaineer Park are derived principally from its racing and gaming operations and, to a lesser extent, its lodging, food and beverage operations. Additional revenues are generated from ticket sales for concerts and boxing events, ATM access fees and from greens fees, spa memberships and other recreational facilities fees.

RACING OPERATIONS

    The Company is subject to annual licensing requirements established by the West Virginia State Racing Commission (the "Racing Commission"). The Company's license was renewed in December 2000, and will remain effective through December 2001.

    The Company's revenue from racing operations is derived mainly from three sources: commissions earned on parimutuel wagering on live races held at Mountaineer Park; commissions earmed on races conducted at other "host" racetracks and broadcast live (i.e., import simulcast) at Mountaineer Park; and, since August 11, 2000, commissions earned or fees paid to Mountaineer Park by other racetracks and off track wagering facilities that broadcast Mountaineer Park's races live (i.e., export simulcast). In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The dollars wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a "take-out" or gross commission, from which the racetrack pays state and county taxes and racing purses. The Company's parimutuel commission rates are fixed as a percentage of the total handle or amounts wagered. With respect to Mountaineer Park's live racing operations, such percentage is fixed by West Virginia law at three levels, 17.25%, 19% and 25%, depending on the complexity of the wager. The lower rate applies to wagering pools involving only win, place and show wagers while the higher rates apply to pools involving wagers on specified multiple events, such as trifecta, quinella and perfecta wagers. With respect to import simulcast racing operations, Mountaineer Park generally has opted to apply the commission rates imposed by the jurisdictions of the host racetracks, as it may do with the consent of the Racing Commission. Such rates vary with each jurisdiction and may be more or less favorable than the live racing commission rates. Out of its gross commissions, the Company is required to distribute fixed percentages to its fund for the payment of regular purses (the "regular purse fund"), the state of West Virginia and Hancock County and, with respect to commissions derived from simulcast operations, Mountaineer Park's employee pension plan. After deducting state and county taxes and, with respect to simulcast commission, simulcast fees and expenses and employee pension plan contributions, approximately one-half of the remainder of the commissions are payable to the regular purse fund. With respect to export simulcast racing operations, "guest" tracks and off track wagering outlets pay "host" fees to Mountaineer Park that average 3% of the handle wagered on Mountaineer Park's live races. Casinos and off track wagering facilities in Nevada currently receive Mountaineer Park's live race signal from a disseminator to whom Mountaineer Park pays a fee. The guest outlets then pay a flat daily fee to Mountaineer Park. Out of its gross host fees, Mountaineer Park distributes a fixed percentage to its fund for payment of regular purses and to Mountaineer Park's employee pension plan. After deducting the amount due from the Horsemen for capital improvements, approximately one-half of the remainder of the commissions is payable to the purse fund.

    Mountaineer Park also receives the "breakage," which is the odd cents by which the amounts payable on each dollar wagered in a parimutuel pool exceeds a multiple of ten cents. Breakage from simulcast wagers is generally allocated proportionately between the host racetrack and Mountaineer Park on the basis of the amounts wagered at their respective facilities.

GAMING OPERATIONS

    The Company is subject to annual licensing requirements established by West Virginia law. The Company's license was renewed in July 2000 for a period of one year.

    The Company derives revenue from the operation of gaming in the form of net win on the gross terminal income, or the total cash deposited into a machine less the value of credits cleared for winning redemption tickets. Pursuant to the West Virginia Racetrack Video Lottery Act of 1994, as amended (the "Lottery Act"), the Company's commission is fixed at 47% of the net win after deducting an administration fee of up to 4% of gross terminal revenues first paid to the State of West Virginia.

    The Company owns 1,304 machines and leases a total of 601 machines from four manufacturers. The leases covering the leased machines provide for a fixed monthly rental.

    In June of 1998, the Lottery Act was amended to permit Mountaineer Park to change the ratio of gaming machines located at the Lodge versus the racetrack building from 1:1 to 2:1. Accordingly, in July of 1998, Mountaineer Park increased the total number of machines, at such time, from 1,000 to 1,200 with 800 terminals in the Lodge and 400 in the racetrack building.

    In June of 1999, the Lottery Act was again amended to permit the use of machines that pay out winnings in coins or tokens, instead of paper tickets, and to utilize symbols on mechanical rolling drums instead of video images. In November of 1999, Mountaineer Park became the first of the State's racetracks to operate these "coin drop" classic casino slot machines.

    Although the Lottery Commission approved the linking of Video Slots in progressive jackpot networks in 1995, the technology for video lottery progressives has only recently become available. In January of 1999, Mountaineer Park introduced progressives on a test basis with respect to a total of 100 machines in several networks or "banks" located in the Speakeasy and the Riverside Gaming Terrace. In anticipation of the addition of progressive games, Mountaineer Park obtained regulatory approval to increase the number of slots from 1,200 to 1,355. In the fourth quarter of 2000, Mountaineer Park eliminated its progressive games because the available games proved unpopular. Mountaineer Park intends to implement progressive games again when new games are approved for use in West Virginia.

    Mountaineer Park currently operates approximately 1,905 gaming machines, of which 1,032 are coin drop machines.

    In March of 2000, the Lottery Act was again amended to remove the 2:1 ratio limitation for slots at the Lodge versus the racetrack building, thus allowing additional slots at the Lodge without regard to the number at the racetrack building.

LODGING, FOOD AND BEVERAGE OPERATIONS

    The Clubhouse restaurant is open a minimum of 210 days annually on live race days and offers seating for 650 customers with full lunch and dinner menus and a private buffet. Clubhouse customers include racing fans, local residents and private social groups. Beverages and cocktails are also available in the grandstand building at the Hollywood Knights Saloon, which services gaming patrons as well as racing fans. A deli adjacent to the Hollywood Knights Saloon provides customers with a variety of sandwiches and salads. The grandstand also offers Big Al's Deli II, which serves sandwiches, hotdogs and pizza. Closed circuit television monitors displaying Mountaineer Park's live and simulcast races are provided at every table in both the Clubhouse and grandstand restaurant for the convenience of racing fans. The racetrack food and beverage facilities are intended to complement the entertainment experience for racing fans and gaming players and, therefore, are designed to offer familiar menus with moderate pricing in a comfortable atmosphere.

    Lodge customers principally include local residents and business travelers visiting nearby steel plants and other businesses on weekdays, with a larger number of recreational customers and persons from non-local markets on weekends. Lodge facilities also include the Gatsby Restaurant, which seats 125 patrons for casual dining. Food and beverages are also available at the Lodge in Big Al's Delis located in the Speakeasy Gaming Saloon, the Downtown Chicago Gaming Room and in the Iron Horse Lounge. Table and barstool seating is available in the Speakeasy Gaming Saloon and the Iron Horse Lounge for the gaming and off-track wagering patrons accommodated there. The Lodge and its food and beverage operations are operated in combination with its entertainment facilities and are utilized principally to increase racing attendance and gaming play. Accordingly, the Company maintains inexpensive room and food and beverage rates.

RAMADA INN AND SPEEDWAY CASINO--NORTH LAS VEGAS, NEVADA

    In May of 1998, the Company, through its wholly owned subsidiary, Speakeasy Gaming of Las Vegas, Inc. ("Speakeasy Las Vegas"), purchased a 131-room hotel and casino property (previously known as the Cheyenne Hotel & Casino) and has renamed it the Ramada Inn and Speedway Casino (together with an adjacent 1/2 acre parcel purchased thereafter to augment parking, the "Speedway Property"). Since acquiring the Speedway Property, the Company has renovated 118 of the hotel rooms, refurbished the restaurant, and constructed a 15,600 square foot addition that houses the casino, and constructed a new swimming pool and parking lots that now accommodate 474 cars. The Speedway Property sits on approximately
6.1 acres and consists of one two-story building and one three-story building. The casino and restaurant have an auto-racing theme, as the Speedway Property is the closest hotel and casino to the Las Vegas Motor Speedway.

    The Speedway Property is located at 3227 Civic Center Drive in North Las Vegas at the intersection of Cheyenne Avenue and Interstate 15. I-15 is a major interstate freeway, which extends north into Utah and south past Downtown Las Vegas, the Las Vegas "strip" and into the Los Angeles Basin. The Speedway Property is approximately five miles from the Las Vegas Motor Speedway and three miles from Nellis Air Force Base.

RAMADA INN AND SPEAKEASY CASINO--RENO, NEVADA

    In May of 1998, the Company purchased a 262-room hotel and casino (previously known as the Reno Ramada Plaza Hotel) and has renamed it the Ramada Inn and Speakeasy Casino (the "Reno Property"). An eleven-story tower houses 236 of the Reno Property's hotel rooms, with 26 rooms contained in a separate three-story structure. The Reno Property is located at 6th and Lake Streets in Reno and has parking for approximately 238 cars. The tower also has a restaurant, a deli and two bars. The Reno Property has an 8000 square foot casino area. The property also has a 7,900 square foot convention facility housed in a separate building.

OPERATION OF THE NEVADA PROPERTIES/GAMING LICENSING

    In September of 1999, the Nevada Gaming Commission issued the Company's Nevada subsidiaries two-year licenses to conduct non-restricted gaming at the Nevada Properties. The Gaming Commission also recognized the Company as a publicly traded corporation (thus eliminating the need for each of the Company's shareholders to seek regulatory approval) and found the individual applicants suitable as well. Prior to receiving the licenses, and in order to preserve the properties' exemptions from resort hotel legislation, the Company had leased the casinos to an independent, licensed casino operator pursuant to leases that did not provide any revenues to the Company. Accordingly, the Company did not realize any gaming revenue from the Nevada Properties until October of 1999, when it took over operation of the casinos. Currently, the Company operates approximately 336 slot machines, eight blackjack tables, a craps table and one roulette wheel at the Speedway Property and approximately 266 slot machines and five blackjack tables at the Reno Property.

BUSINESS STRATEGY

    The Company's business strategy involves further developing and expanding its existing operations at Mountaineer Park, operating casinos at the Nevada Properties, and seeking to acquire other gaming and/or parimutuel businesses (with a particular emphasis on such opportunities in states bordering West Virginia.

    DEVELOP AND MARKET MOUNTAINEER PARK AS A DESTINATION RESORT AND DIVERSIFIED ENTERTAINMENT FACILITY. Established in 1951 as a horse- racing venue, Mountaineer Park historically focused its operations on parimutuel wagering and related amenities. Following the appointment of Edson R. Arneault as Chairman and Chief Executive Officer in April 1995, the Company has sought to capitalize on the passage of the Lottery Act by repositioning the facility as a gaming destination resort and diversified entertainment facility. The Company has invested in excess of $77 million in expansion, renovation, and refurbishment of Mountaineer Park and has incrementally increased the number of gaming machines from 165 at the time of acquisition to approximately 1,905 in December of 2000 as legislative developments either permitted additional gaming machines or made their operation more profitable. The Company has also undertaken an aggressive marketing campaign involving print, radio and television advertisements, including 30-minute "infomercials" aired in Mountaineer Park's target markets, and direct mail.

    INCREASE CAPACITY THROUGH EXPANSION OF FACILITIES AND INCREASING GAMING COUNT. Mountaineer Park's successful marketing, enhanced facilities and improved racing and gaming products have resulted in a paradigm shift: while weekends and summer months, respectively, continue to produce higher volumes of patrons and revenues than weekdays and winter months, respectively, commencing with the fourth quarter of 1999, weekday gaming revenues have regularly produced results previously seen only on weekends; and winter months (notwithstanding the unusually harsh weather from November of 2000 through February of 2001) are producing results previously seen only in summer months. Indeed, gaming revenue for the month of February 2001 was $10.5 million compared to $11.5 million in June of 2000. In order to capitalize on this momentum, in 2000 the Company began a four-phased expansion. Phase One of the expansion included:

    - Construction of the 60,000 square foot arena for concerts, boxing, and other events (such as billiard tournaments, car shows and charitable bingo) to drive gaming traffic (opened August of 2000).

    - Expansion of the Speakeasy Gaming Saloon by approximately 32,000 square feet to house 550 additional slots (opened August of 2000).

    - Commencement of export simulcasting after making necessary capital improvements, which will create new revenue source (opened August of 2000).

    - Construction of 12,000 square foot full service spa and fitness center as an amenity for hotel guests as well as for the local community (opened February of 2001).

    Phase Two of the expansion will include:

    - Addition of approximately 220 hotel rooms and enclosed swimming pool to satisfy demand at peak times and to permit marketing of convention facilities and golf packages during off-peak times (scheduled for completion by end of fiscal 2001).

    - Further expansion of the Speakeasy Gaming Saloon by approximately 20,000 square feet to house, subject to regulatory approval, approximately 595 additional slots, bringing machine count to approximately 2,500 (scheduled for completion by July of 2001).

    - Construct convention facilities (approximately 25,000 square feet) to allow promotion of group sales and to host special events (scheduled for completion in August of 2001).

    - Implement state-of-the-art automated player tracking to allow more efficient use of marketing and promotions dollars (installation expected by May of 2001).

    Additional phases of the development, which are not scheduled for fiscal 2001 but remain contemplated as cash flow and available financing permit, include constructing (or having third party construct and own) a new championship golf course and golf training facility on undeveloped acreage and developing housing, equestrian trails, and a river front shopping village.

    Management's strategy is to implement the expansion plans as part of a plan to create a destination resort that will both expand the Company's target market and further distinguish Mountaineer Park from competitors whose facilities may have some but not all of the entertainment venues available at Mountaineer Park. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Sources of Capital."

    IMPROVE FINANCIAL RESULTS OF RACING OPERATIONS AT MOUNTAINEER PARK. The Company has a two-pronged strategy for improving the financial results of its horse racing business: (i) continue to improve the quality of the live racing product by increasing average purses and sponsoring "stakes" races or "championship" races; and (ii) make its live racing product more attractive to wagerers by broadening the betting pool through the continued growth of Mountaineer Park's new export simulcasting business.

    Management believes that the enhanced quality of racehorses should improve the Company's prospects in export simulcasting. The commencement of export simulcasting activity has not only created a new source of revenue but the related increase in gross dollars wagered on Mountaineer Park's live races has also improved the quality of racing as a wagering product, as a greater and more diverse wagering pool lessens the impact a particular wager will have on the pay- off odds. Management continues to believe that the improvement of the racing product through increasing average daily purses (though not necessarily in the winter months) and sponsoring increased stakes races as part of the development of the export simulcast business, together with cross marketing of parimutuel wagering to slot patrons, will result in increased on-track handle as well. See "Operating Costs" and "Parimutuel Commission Operating Costs."

    CREATE AND CULTIVATE NICHE MARKET FOR NEVADA PROPERTIES. Management believes that each of the Nevada properties possesses unique characteristics vis-a-vis direct competitors. The Speedway Property is the closest full service hotel and casino to the Las Vegas Motor Speedway and the only motor racing themed casino in the United States. The property is further distinguished by expansive interior and exterior murals that depict racing scenes and a distinct auto-themed dining area. With its renovated hotel and new casino and bandstand, the Speedway Property is well positioned to gain market share in the North Las Vegas market. The Company's strategy is to maintain an aggressive print, television, radio and direct mail campaign to focus on these unique characteristics to drive customer traffic.

    The Company's Speakeasy Casino in Reno provides an intimate atmosphere in newly renovated space. And, while the casino is small, the hotel rooms are spacious. Management believes that the property distinguishes itself from its downtown Reno competitors by virtue of its luxuriousness and unique theme. Management's strategy has been to market this property as an upscale spot for locals and convenient hotel for tourists and travelers doing business in downtown Reno. Management has also been marketing the property's 7,900 square foot convention facility to drive casino traffic. Legislation passed in March of 2000 in California to permit Indian tribes to conduct casino gaming, however, represents a threat to the tourist market. To mitigate the effect of this new competition, management has begun courting the locals market through the local radio and print media. As a second means of improving the return on the Company's investment, management is studying the feasibility of reducing the Company's capital exposure through the conversion and sale of some or all of the hotel's guest rooms as time share units.

COMPETITION

    The Company faces substantial competition in each of the markets in which its gaming facilities are located. Some of the competitors have significantly greater name recognition and financial and marketing resources than the Company. All of the Company's gaming operations primarily compete with other gaming operations in their geographic areas. New expansion and development activity (with the exception of gaming in Mountaineer Park's target markets) is occurring in each of the relevant markets, which may be expected to intensify competitive pressures. All of the Company's gaming operations also compete to a lesser extent with operations in other locations, including Native American lands, riverboats and cruise ships, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, on- and off- track wagering, high-stakes bingo, card parlors, and the emergence of Internet gaming. Several states have considered legalized casino gaming and others may in the future. Casinos in Canada have likewise recently begun advertising in Mountaineer Park's target markets.

    Specific competitive factors relating to the Company's primary gaming markets include the following:

    MOUNTAINEER PARK. In recent years, the number of gaming options available to consumers in the Company's West Virginia area market has increased considerably. Mountaineer Park's principal direct competitors are Wheeling Downs, located approximately 40 miles to the south in Wheeling, West Virginia, Thistledown and Northfield Park, located approximately 85 miles to the northwest in Cleveland, Ohio and The Meadows, located approximately 80 miles away from Mountaineer Park in Washington, Pennsylvania. Wheeling Downs conducts parimutuel greyhound dog racing and video lottery gaming. Thistledown and Northfield conduct parimutuel thoroughbred horse racing but not video lottery gaming. The Meadows conducts live harness racing and provides import simulcasting, but does not have video lottery gaming. Since commencing export simulcasting, Mountaineer Park also completes with racetracks across the country to have its signal carried by off-track wagering parlors. In general, Mountaineer Park competes with other tracks for participation by quality racehorses. The Company also competes with statewide lotteries in West Virginia, Pennsylvania and Ohio, off-track and on-site wagering in Pennsylvania, and, to a lesser extent, destination gaming facilities in Las Vegas, Atlantic City, and Canada as well as other entertainment options available to consumers, including live and televised professional and collegiate major sports events. The Company will also compete with off-track wagering in Ohio. To the extent that Pennsylvania, Ohio or West Virginia legalizes any forms of casino gaming, slot machines or video lottery gaming, Mountaineer Park's gaming operations could compete with any such new gaming facilities located within driving distance of Mountaineer Park. If permitted under such new legislation, such facilities may offer more gaming machines than Mountaineer Park, as well as forms of gaming not available in West Virginia. Such competition could have a material adverse effect on the Company.

    THE SPEEDWAY PROPERTY. The Company does not intend for the Speedway Property to compete with the high-end luxury hotel/casinos along Las Vegas' famous Strip (along Las Vegas Boulevard between Sahara Avenue and Tropicana Avenue). Although the Strip is the main attraction for gaming patrons who travel to Las Vegas, the Company believes that North Las Vegas constitutes a distinct segment of the Las Vegas gaming market. Nevertheless, management recognizes that the Strip may limit customer traffic to the North Las Vegas area. Even within the North Las Vegas segment of the market, however, the Speedway Property faces substantial competition from other small casinos. New properties, or major additions, expansions or enhancements to competitors' existing properties could have a material adverse effect on the Company.

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

    In March of 2000, California voters passed a proposition to permit Indian tribes to conduct and operate slot machines, lottery games and banked and percentage card games on Indian lands. The Nevada properties, particularly the Reno Property, could be adversely affected as a result of this increased competition.

EMPLOYEES

    As of December 31, 2000, the Company had approximately 1,400 employees (1,100 in connection with operations at Mountaineer Park and the remainder in Nevada) of whom approximately 70 were represented by a labor union under a collective bargaining agreement. The union representing mutuel clerks at the racetrack has been expanded in recent years to cover certain employees providing off-track betting services at the Lodge. The collective bargaining agreement was extended until November 30, 2002. The Company believes that its employee relations are good.

    The Company anticipates that the number of employees for operations at Mountaineer Park will increase materially in connection with the contemplated expansion.

REGULATION AND LICENSING

    GENERAL. All of the Company's gaming operations are subject to extensive regulations and could be subjected at any time to additional or more restrictive regulations. The Company is also subject to the provisions of West Virginia law that govern the conduct of thoroughbred horse racing in West Virginia (the "West Virginia Racing Act") and the operation of slots in West Virginia (the "Lottery Act"). The Company's live racing, pari-mutuel wagering and slot operations are contingent upon the continued governmental approval of such operations as forms of legalized gaming. The Company also may be materially adversely affected by legislation of additional forms of gaming activity, or expanded licensure, within or near the Company's present or future markets.

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

    The Company's export simulcast activities that occur outside of West Virginia are subject to regulation by other state racing commissions, as well as the provisions of the Federal Interstate Horse

Racing Act of 1978, which prohibits Mountaineer Park from accepting off-track wagering on simulcast racing without the approval of the Racing Commission and, subject to certain exceptions, of any other currently operating track within 60 miles, or if none, of the closest track in any adjoining state. The Company has received all necessary approvals to conduct its current operations at Mountaineer Park; however, such approvals are subject to renewal and approval annually. The failure to receive or retain approvals or renewals of approvals, or a delay in receiving such approvals and renewals, could cause the reduction or suspension of racing and parimutuel wagering as well as of gaming operations at Mountaineer Park and have a material adverse effect upon the Company's business, financial condition and results of operations.

    Pursuant to the Lottery Act, each of the two West Virginia horse racetracks and two West Virginia dog racetracks licensed prior to January 1, 1994 and which conduct a minimum number of days of live racing, may apply for an annual license to operate gaming at its racetrack. The Lottery Act likewise requires that the operator of Mountaineer Park be subject to a written agreement with the horse owners, breeders and trainers who race horses at that facility (the "Mountaineer Park Horsemen") in order to conduct gaming operations. The Company is party to the requisite agreement with the Mountaineer Park Horsemen, which expires on January 1, 2004. The Lottery Act also requires that the operator of Mountaineer Park be subject to a written agreement with the parimutuel clerks in order to operate gaming. The Company is party to the requisite agreement with its pari-mutuel clerks, which expires on November 30, 2002. The absence of an agreement with the Mountaineer Park Horsemen or the parimutuel clerks at Mountaineer Park, or the termination or non-renewal of such agreement, would have a material adverse effect on the Company's business, financial condition and results of operations. The Lottery Commission has broad powers to approve and monitor all operations of the gaming machines, the specification of the machines and the interface between the terminals and the West Virginia Central Lottery System. The Lottery Commission also acts upon the Company's requests for increases in the number of gaming machines. The Lottery Commission's denial of a request to increase the number of machines at Mountaineer Park could limit the Company's growth and thus adversely affect the Company's business, financial condition and results of operations. In addition, the Lottery Commission licenses all persons who control the licensed entity or are key personnel of the gaming operation to ensure their integrity and absence of any criminal involvement.

    The conduct of gaming by a racing facility is subject to the approval of the voters of the county in which the facility is located. If such approval is obtained, the facilities may continue to conduct video lottery activities unless the matter is resubmitted to the voters pursuant to a petition signed by at least 5% of the registered voters, who must wait at least five years to bring such a petition. If approval is denied, another vote on the issue may not be held for a period of two years. Gaming was approved in Hancock County, the location of Mountaineer Park, on May 10, 1994. If such approval were ever revoked pursuant to the Lottery Act, it would have a material adverse effect on the Company.

    In order to qualify as a "video lottery game," as the term is defined under the Lottery Act, a game must, among other things, be a game of chance, which utilizes an interactive electronic terminal device allowing input by an individual player. Such a game may not be based on any of the following game themes: roulette, dice, or baccarat card games. Moreover, video lottery machines must meet strict hardware and software specifications, including minimum and maximum pay-out requirements, and must be connected to the Lottery Commission's central control computer by an on-line or dial-up communication system. Only machines registered with and approved by the Lottery Commission may offer video lottery games.

    Under the Lottery Act, racetracks that conduct gaming, as well as persons who service and repair gaming machines and validation managers (persons who perform video lottery ticket redemption services) are required to be licensed by the Lottery Commission. The licensing application procedures are extensive and include inquiries into, and an evaluation of, the character, background (including criminal record, reputation and associations), business ability and experience of an applicant and the adequacy and source of the applicant's financing arrangements. In addition, a racetrack applicant must hold a valid racing license, have an agreement regarding video lottery revenues with the representatives of a majority of the horsemen, the parimutuel clerks and the breeders for the racetrack and post a bond or irrevocable letter of credit in such amount as the Lottery Commission shall determine. Finally, no license will be granted until the Lottery Commission determines that each person who has "control" of an applicant meets all of the applicable licensing qualifications. Persons deemed to have control of a corporate applicant include: (i) any holding or parent company or subsidiary of the applicant who has the ability to elect a majority of the applicant's board of directors or to otherwise control the activities of the applicant; and (ii) key personnel of an applicant, including any executive officer, employee or agent, who has the power to exercise significant influence over decisions concerning any part of the applicant's business operations.

    Video Lottery machines may only be operated in the grandstand building of a racetrack where parimutuel wagering is permitted; provided, however, that if a racetrack was authorized by the Lottery Commission prior to November 1, 1993 to operate video lottery machines in another area of the racetrack's facilities, such racetrack may continue to do so. Accordingly, Mountaineer Park may operate video lottery machines at the Lodge as well as the racetrack.

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

    All revenues derived from the operation of video lottery games must be deposited with the Lottery Commission to be shared in accordance with the provisions of the Lottery Act. Under such provisions, each racetrack must electronically remit to the Lottery Commission its "gross terminal income" (total cash deposited into video lottery machines less the value of credits cleared for winning redemption tickets). To ensure the availability of such funds to the Lottery Commission, each racetrack must maintain in its account an amount equal to or greater than the gross terminal income to be remitted. If a racetrack fails to maintain this balance, the Lottery Commission may disable all of the racetrack's video lottery machines until full payment of all amounts due is made. From the gross terminal income remitted by a licensee, the Lottery Commission will deduct up to 4% to cover its costs of administering video lottery at the licensee's racetrack and divide the remaining amounts as follows:
47% is returned to the racetrack, 30% is paid to the State's general revenue fund, 15.5% is deposited in the racetrack's fund for the payment of purses, and the remaining 7.5% is divided among tourism promotion, Hancock County, the Racetrack Employees Pension Fund, and other programs.

    Pursuant to both the Racing Commission's and Lottery Commission's regulatory authority, the Company may be investigated by either body at virtually any time. Accordingly, the Company must comply with all gaming laws at all times. Should either body consider the Company to be in violation of any of the applicable laws or regulations, each has the plenary authority to suspend or rescind the Company's licenses. While the Company has no knowledge of any non-compliance, and believes that it is in full compliance with all relevant regulations, should the Company fail to comply its business would be materially adversely affected.

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

    In order to operate non-restricted gaming at the Nevada Properties, the Company, its Nevada subsidiaries and certain officers and directors are required to be licensed or found suitable as operators and owners of a casino by the Nevada Gaming Authorities. A gaming license requires the periodic payment of fees and taxes and is not transferable. The Company has also been registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it will be required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, the Company's Nevada subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. In September of 1999, the Company and all relevant affiliates obtained from the Nevada Gaming Authorities the necessary licenses or approvals to engage in gaming activities at the Nevada Properties. With respect to the licenses of the Nevada subsidiaries, the Nevada Gaming Authorities issued licenses for a term of two years, after which the Company will have to apply for and obtain permanent licenses in order to continue conducting gaming operations at those locations.

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or the Nevada Subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors, and certain key employees of the Nevada subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors, and key employees of the Company who are actively and directly involved in gaming activities of the Nevada subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensing,, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

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

    The Company must maintain a current stock ledger in Nevada, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company will also be required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. Likewise, the Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire, or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes.

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

    IMPACT OF RESORT HOTEL LEGISLATION. The Speedway Property and the Reno Property are subject to legislation passed in 1991 by the Nevada Legislature, which is commonly referred to as the Resort Hotel Legislation. The key portions of this legislation are found in Section 463.1605 of the Nevada Revised Statutes ("NRS"). NRS 463.1605 essentially provides that the Nevada Commission shall not approve a non-restricted gaming license for an establishment located in either Clark County or Washoe County, Nevada, unless the establishment is a resort hotel. A resort hotel is defined to include an establishment held out to the public as a hotel with more than 200 rooms available for sleeping accommodations, at least one bar with capacity for more than 30 patrons, and at least one restaurant with capacity for more than 60 patrons. A county, city or town may require resort hotels to meet standards in addition to those required by NRS 463.1605 as a condition to issuance of a gaming license by the particular county, city or town. The City of Reno has by ordinance adopted a 201-room requirement for resort hotels. The Nevada Properties are exempt from NRS
463.1605 because these locations have held non-restricted gaming licenses. The grandfathered exemptions, however, are lost in the event gaming is abandoned within the meaning of the statute and local regulations. The March 1999 commencement of gaming operations at the Speedway Property and the April 1999 commencement at the Reno Property preserved the grandfathered status of the Nevada Properties. Moreover, the Reno Property has more than 201 rooms and therefore, under current ordinance, would qualify as a resort hotel. The failure to keep the grandfathered exemptions to NRS 463.1605 and the local regulations governing resort hotels (by abandonment of gaming operations) would have a material adverse effect on the Company.

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

DISCONTINUED OPERATIONS

    In January 1992, as part of its plan of reorganization, the Company, through its wholly owned subsidiary, ExCal Energy Corporation, acquired from various affiliates of the Company's president and chairman, Edson Arneault (prior to his becoming an affiliate of the Company), oil and gas leases and wells in Ohio (the "Ohio Interests") and an interest in oil wells in Michigan (the "Michigan Interests"). Pursuant to an October 1993 Plan of Orderly Liquidation, in December of 1994, the Company sold the Ohio Interests for notes valued at approximately $426,000. In October of 1998, the Company exchanged the Michigan Interests with an affiliate of its former joint venture partner for an assignment of production payment in the amount of $2.5 million, which is convertible at the Company's election into up to 25% of the equity of the purchaser. In connection with the exchange of the Michigan Interests, the Company likewise agreed to lend to the purchaser up to $500,000 for development of the project and acquisition of related assets. At December 31, 2000, the outstanding balance on such loan was $329,000, and the Company is no longer obligated to advance additional sums. The loan is secured by substantially all of the assets of the purchaser. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Discontinued Operations";
Note 10 of the Notes to Consolidated Financial Statements; and "Certain Relationships and Related Transactions".

ITEM 2. PROPERTIES

    HOTEL, GAMING, RACING AND OTHER PROPERTY

    Mountaineer Park is comprised of a thoroughbred racetrack and the Lodge providing slot machine gaming, off-track wagering, dining and lounge, spa and event facilities as well as facilities for swimming, tennis and other outdoor activities covering approximately 1,143 acres (including approximately 912 undeveloped acres) in Chester, West Virginia. The Mountaineer Park facility encompasses approximately 4,100 feet of frontage on the Ohio River. Mountaineer Park also owns a 175-acre tract including the Woodview Golf Course in New Cumberland, West Virginia, a 69-acre tract in New Cumberland slated for an RV park and has contracts to purchase approximately 400 additional acres near the resort.

    The Speedway Property sits on approximately 6.1 acres and consists of one two-story building and one three-story building with a total of 131 hotel rooms. The Speedway Property also has a restaurant and lounge facilities, as well as the newly constructed 15,600 square foot casino building with parking for 474 cars.

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

    Substantially all of the Company's assets are pledged to secure the debt evidenced by the Amended and Restated Credit Agreement dated as of August 15, 2000 among Mountaineer Park, Inc., Speakeasy Las Vegas, Speakeasy Reno, the Company and Wells Fargo Bank, PNC Bank, N.A., National City Bank, and the Bank of Scotland.

    EQUIPMENT LEASES

    At December 31, 2000, in connection with gaming and racing operations, Mountaineer Park leased 601 gaming machines, a totalisator system, video tape and closed circuit television systems and other equipment required for its operations. At December 31, 2000, Speakeasy Las Vegas leased 219 slot machines, outdoor signs, and coin-operated telephones required for its operations. At December 31, 2000, Speakeasy Reno leased 178 slot machines, outdoor signs, a dishwashing machine and coin operated telephones required for its business operations.

ITEM 3. LEGAL PROCEEDINGS

    The Company and its subsidiaries are parties to various lawsuits, which have arisen in the ordinary course of operating their businesses. The liability, if any, arising from settlements or unfavorable outcomes of such lawsuits is presently unknown.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is quoted on NASDAQ National Market under the symbol "MNTG". On March 23, 2001, the closing trade price for the Company's Common Stock was $5.25. As of March 23, 2001, there were approximately 779 stockholders of record of the Company's Common Stock.

    The Company historically has not paid cash dividends and does not intend to pay such dividends in the foreseeable future. Under the Company's and its lenders' credit agreement, the Company is prohibited from paying any dividends without the lenders' consent.

    The following table sets forth the range of high and low bid price quotations for the Common Stock for the two fiscal years ended December 31, 1999 and 2000 and for the period of January 1, 2001 through March 23, 2001. These quotes are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                             HIGH       LOW
                                                           --------   --------
Year Ended December 31, 1999:
  First Quarter..........................................  $2.6875    $1.96875
  Second Quarter.........................................  3.65625      2.5625
  Third Quarter..........................................  3.59375        2.50
  Fourth Quarter.........................................  3.46875       2.375
Year Ending December 31, 2000:
  First Quarter..........................................    3.375       2.125
  Second Quarter.........................................    5.125        2.25
  Third Quarter..........................................   9.0312      4.9375
  Fourth Quarter.........................................   8.1875        4.00
Year Ending December 31, 2001
  First Quarter (January 1, 2001 through March 23,
    2001)................................................     7.50     4.34375

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data set forth below as of and for each of the five years ended December 31, 2000, have been derived from the audited consolidated financial statements of the Company, certain of which are included elsewhere in this Report, and should be read in conjunction with those consolidated financial statements (including the notes thereto) and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

                                                 FISCAL YEARS ENDED DECEMBER 31,
                              ---------------------------------------------------------------------
                                  2000           1999          1998          1997          1996
                              ------------   ------------   -----------   -----------   -----------
STATEMENT OF OPERATIONS
  DATA:
Revenues....................  $170,574,000   $113,421,000   $83,110,000   $60,138,000   $40,204,000
Income from continuing
  operations................    15,061,000      6,995,000    10,423,000     4,694,000     1,155,000
Income per share from
  continuing operations
Basic.......................           .69            .33           .51           .24           .06
Assuming dilution...........           .59            .28           .44           .22           .06
Discontinued operations
  data:
Revenues....................            --             --            --            --            --
Loss from extraordinary
  item......................            --       (756,000)
Loss from discontinued
  operations................            --             --    (2,735,000)           --            --
Loss per share from
  discontinued operations in
  1998; extraordinary item
  in 1999...................
Basic.......................            --           (.03)         (.13)           --            --
Assuming dilution...........            --           (.03)         (.11)           --            --
BALANCE SHEET DATA:
Working Capital.............    12,311,000      1,419,000    12,457,000     9,785,000     3,897,000
Current Assets..............    20,912,000     13,161,000    15,016,000    12,884,000     7,016,000
Current Liabilities.........     8,601,000     11,742,000     2,559,000     3,099,000     3,119,000
Total assets--continuing
  operations................   115,685,000     69,559,000    59,737,000    38,285,000    28,262,000
Net assets--discontinued
  operations................            --             --            --     2,616,000     2,616,000
Long-term obligations
  (including capital
  leases)...................    59,870,000     26,409,000    33,988,000    21,559,000    16,230,000
Total Liabilities...........    70,237,000     39,850,000    36,547,000    25,788,000    20,612,000
Total Stockholders'
  Equity....................    45,448,000     29,709,000    23,190,000    15,113,000    10,266,000

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

TWELVE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO TWELVE MONTHS ENDED
  DECEMBER 31, 1999

    Total revenues increased by $57.2 million from 1999 to 2000, an increase of 50.4%. Approximately $46.3 million of the increase was produced by gaming operations at Mountaineer Park. Mountaineer Park's revenue from parimutuel commissions increased by $1.3 million, or 29.6%; its lodging revenues increased by $120,000, or 7.6%; food and beverage revenues increased by $1.1 million or 16.5% to $7.4 million; and other revenues increased by $627,000 or 25.4%.

    The Nevada Properties contributed $10,811,000 in revenues in the year ended December 31, 2000, a $7.6 million or 235.2% increase from revenues of $3,225,000 for the year ended December 31, 1999. 2000 was the first full year of gaming operations for the Nevada Properties. The Company had no revenues from gaming operations at either property during 1998 and through September 1999. On
October 1, 1999, the Company took over gaming operations at the two Nevada Properties. The gaming revenue for 2000 was $6.2 million. The sources of the remaining revenues for 2000 were $2.3 million from lodging (a $400,000 increase over 1999), $2.1 million from food and beverage ($1.5 million increase from
1999) and $217,000 in other income.

GAMING OPERATIONS

    Revenues from gaming operations increased 54.1% from $96.0 million in 1999 to $147.9 million in 2000. Management attributes the dramatic increase to the following factors: (1) the increase in machine count from 1,355 to 1,905 by the opening of the new Downtown Chicago Speakeasy Gaming Room in August of 2000;
(2) increases in foot traffic driven by new amenities as Mountaineer Park becomes a destination resort; (3) the increasing contributions of gaming revenues from the Nevada properties; (4) continued aggressive marketing and
(5) the growing popularity of our coin drop mechanical reel slot machines.

    In April of 1999, the Lottery Law was amended, effective June 11, 1999, to permit Mountaineer Park to operate coin drop, mechanical reel Las Vegas-style slot machines. On June 14, 1999, in anticipation of adding coin drop machines, the Company began increasing the number of days during which the machines located at the racetrack remain in operation. Previously, those machines operated only on live racing days and during special events. Also the Speedway Gaming Room was built to house 72 new coin drop machines in the track's lower grandstand. In November of 1999, Mountaineer Park introduced its first coin drop machines. In 2000, the average daily win per coin drop machine was $312 compared to $204 for other machines.

    For the twelve months ended December 31, 2000, average daily net win for the track-based gaming machines was $137 (including $0 for non-racing days when those gaming rooms were closed), compared to $305 earned on the Lodge-based terminals for a facility-wide average of $247 per machine per day. A summary of the video lottery gross wagers less patron payouts ("net win") for the twelve months ended December 31, 2000 and 1999 is as follows:

                                                      TWELVE MONTHS ENDED
                                                          DECEMBER 31
                                                 ------------------------------
                                                      2000            1999
                                                 --------------   -------------
Total gross wagers.............................  $1,028,786,000   $ 373,767,000
Less patron payouts............................  $ (887,141,000)  $(278,435,000)
                                                 --------------   -------------
Revenue--video lottery operations..............  $  141,645,000   $  95,332,000
                                                 ==============   =============
Average daily net win per terminal (WV)........            $247            $200
                                                 ==============   =============

    Since October 1, 1999, the Company has operated gaming at its two Nevada Properties. The Speedway Property had gaming revenues of $4,244,000 for the year ending December 31, 2000. The Reno Property's gaming revenues were $2.0 million for the same period. The Company believes that with a more aggressive advertising campaign and the building of a customer base, these amounts will increase.

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

    Parimutuel commissions for the twelve months ended December 31, 2000 and 1999 are summarized below.

                                                        TWELVE MONTHS ENDED
                                                            DECEMBER 31
                                                     -------------------------
                                                        2000          1999
                                                     -----------   -----------
Live racing parimutuel handle......................  $19,115,000   $19,824,000
Simulcast racing parimutuel handle.................   22,969,000    21,249,000
Less patrons' winning tickets......................  (33,231,000)  (32,486,000)
                                                     -----------   -----------
                                                       8,853,000     8,587,000
State and county parimutuel tax....................     (500,000)     (485,000)
Purses and Horsemen's Association..................   (3,688,000)   (3,598,000)
                                                     -----------   -----------
Revenues--parimutuel commissions...................    4,665,000     4,504,000
Revenues--export simulcast.........................    1,172,000            --
                                                     -----------   -----------
Revenues--parimutuel...............................  $ 5,837,000   $ 4,504,000
                                                     ===========   ===========

    Because of the 32.2% increase in the average daily purses (from $83,750 in 1999 to $110,700 in 2000), increasing the number of live race days from the mandated 210 days to 220 days, and the commencement of export simulcasting, total revenues for parimutuel commissions for the year ending December 31, 2000 increased 29.6% in comparison to 1999. Live racing handle decreased 3.6% to $19.1 million in 2000 from $19.8 million in 1999. Simulcast handle in 2000 increased by $1.7 million (8.1%) to $23.0 million in comparison to the same period in 1999. Commissions for export simulcast, implemented on August 11, 2001, were $1.2 million. Management attributes the increase in parimutuel revenue largely to advent of exporting of the simulcast signal and the additional 10 live racing days.

    To date, the results of export simulcasting have outpaced management's expectations. Management expected average daily handle including export simulcast of $250,000 to $300,000 during a ramp up period. During the fourth quarter of 2000, the average daily handle was in fact $481,000. For the week ending December 27, 2000, the daily average handle for export simulcast was $776,000. Accordingly, management is cautiously optimistic that its export simulcast business will continue to grow and that results from racing operations will improve materially. The commencement of export simulcasting did involve substantial capital improvements (approximately $4-5 million). In December of 1998,

Mountaineer Park and its horsemen executed an agreement, subject to the approval of the West Virginia Racing Commission, with respect to the sharing of the cost of such capital improvements. The Racing Commission sought the advice of the State Attorney General's Office, which originally believed that the arrangement would violate the State's racing statue. The Company asked the Attorney General's Office to reconsider that conclusion. At the same time, the Company pursued legislation to make plain that the statute permitted the agreement. On March 11, 2000, the West Virginia State Legislature passed House Bill 4487 amending the statute to permit such agreements. On March 28, 2000, the Governor signed the bill into law. The Racing Commission then approved the cost sharing agreement. Accordingly, the Company commenced the exporting simulcasting signals on August 11, 2000. See "Operating Costs," "Parimutuel Commission Operating Costs," and "Liquidity and Sources of Capital."

LODGING, FOOD AND BEVERAGE

    For the year ended December 31, 2000, revenues from lodging, food and beverage were $13.5 million, which represents an increase of $3 million or 29.0% compared to revenues of $10.4 million for the same period in 1999. Company wide, restaurant, bar and concession facilities produced $2.5 million of the revenue increase, while lodge revenues increased $460,000. At Mountaineer Park, food and beverage revenues increased $1.1 million to $7.4 million in 2000. Management believes that increased revenues from lodging, food and beverage at Mountaineer Park resulted primarily from enhanced gaming facilities and related advertising, which in turn led to larger patron volume. Of the $3.0 million increase in food, beverage and lodging revenue, 60% or $1.8 million can be attributed to the Nevada Properties.

OTHER OPERATING REVENUES

    Other revenues increased by $854,000, or 33.7% from 1999 to 2000. Other sources of revenues consist primarily of non-core businesses such as admission, program sales, golf, special events, such as concerts and professional boxing matches, check cashing and ATM services. Due to the opening of the "Harv", the entertainment schedules was expanded which caused a $232,000 increase in ticket sales in 2000 to $502,000. Revenues from ATM service fees were $668,000 in 2000 compared to $363,000 in 1999. Upon opening the new Downtown Chicago Gaming Room, four additional ATM machines were installed to handle the resulting increase in patronage. Also, commissions from the sale of West Virginia Lottery tickets increased by $53,000 to $151,000 in 2000.

OPERATING COSTS

    The Company's $57.2 million or 50.4% increase in revenues was accompanied by higher total costs, as directly related expenses increased by $36.3 million or 49.3% to $109.9 million in 2000 compared to 1999. Approximately $29.8 million of the increase in operating costs is attributable to the gaming operations, which includes applicable state taxes and fees. Parimutuel direct cost increased by $1.1 million, while cost of lodging and food and beverage increased by $4.2 million. Of the 44.2% increase in the cost of food and beverage and lodging, $2.3 million can be attributed to the Nevada Properties. The cost of other income increased by $1.1 million in 2000 to $3.6 million. The increase is due primarily to higher operating costs of the Harv, which is a larger facility that enables Mountaineer Park to attract more popular (and therefore more expensive) entertainers.

    Operating Costs and gross profits earned from operations for the twelve-month periods ended December 31, 2000 and 1999 are as follows:

                                                           YEARS ENDED
                                                           DECEMBER 31
                                                    --------------------------
                                                        2000          1999
                                                    ------------   -----------
Operating Costs
Gaming............................................  $ 86,275,000   $56,431,000
Parimutuel Commissions............................     6,410,000     5,300,000
Lodging, Food and Beverage........................    13,612,000     9,441,000
Other.............................................     3,562,000     2,425,000
                                                    ------------   -----------
  Total Operating Costs...........................  $109,859,000   $73,597,000
                                                    ============   ===========

                                                            YEARS ENDED
                                                            DECEMBER 31
                                                     -------------------------
                                                        2000          1999
                                                     -----------   -----------
Gross Profit (Loss)
Gaming.............................................  $61,615,000   $39,521,000
Parimutuel Commissions.............................     (573,000)     (796,000)
Lodging, Food and Beverage.........................     (152,000)      991,000
Other..............................................     (175,000)      108,000
                                                     -----------   -----------
  Total Gross Profit (Loss)........................  $60,715,000   $39,824,000
                                                     ===========   ===========

GAMING OPERATING COSTS

    Costs of gaming revenue for 2000 increased by $29.8 million or 52.9% from $56.4 million to $86.3 million compared to the year ended December 31, 1999. The increase is in proportion to the 54.1% increase in revenue. Costs of gaming revenue in West Virginia increased by $26.1 million or 47.1% to $81.6 million in 2000, reflecting an of $24.8 million in statutory expenses directly related to the 48.6% increase in gaming revenues. See Note 12 of the Consolidated Financial Statements. Gaming machine lease expense decreased by $694,000 in comparison to 1999 primarily because of a change from operating leases to capital leases. Wages and benefits as well as supplies expense increased from 1999 to 2000 by $1.7 million in response to higher levels of patron play, patron volume and the additional personnel required for coin drop slot operations compared to other machines. There was $4.7 million of gaming expense in Nevada in 2000, the first full year of gaming operations.

    Under the Lottery Act, the following statutory rates paid to certain entities are in effect.

State of West Virginia......................................  30.0%
Hancock County..............................................   2.0%
Horseman's Association (racing purses)......................  15.5%
Other.......................................................   5.5%
                                                              ----
  Total Statutory Payments..................................  53.0%(1)
                                                              ====

------------------------

(1) Excludes up to a 4% administrative fee charged by the State of West Virginia based on revenues. In addition, rates are applied to revenues net of this 4% administrative fee. See Note 12 to the Consolidated Financial Statements of the Company.

    Statutory costs and assessments excluding the State Administrative fee for the respective twelve-month periods are as follows:

                                                        TWELVE MONTHS ENDED
                                                            DECEMBER 31
                                                     -------------------------
                                                        2000          1999
                                                     -----------   -----------
Employee Pension Fund..............................  $   700,000   $   474,000
Horseman's Purse Fund..............................   21,695,000    14,703,000
                                                     -----------   -----------
  Subtotal.........................................   22,395,000    15,177,000
State of West Virginia.............................   41,990,000    28,457,000
Tourism Promotion Fund.............................    4,199,000     2,846,000
Hancock County.....................................    2,799,000     1,897,000
Stakes Races.......................................    1,400,000       949,000
Miscellaneous State Projects.......................    1,400,000       949,000
                                                     -----------   -----------
  Total............................................  $74,183,000   $50,275,000
                                                     ===========   ===========

PARIMUTUEL COMMISSIONS OPERATING COSTS

    Total costs (the individual components of which are detailed below) of parimutuel operations increased by $1.1 million to approximately $6.4 million in 2000. Costs that can be directly linked to export simulcasting accounted for $678,000 of this increase. Also due to the demand for our signal, the racing schedule was extended to 220 days. This caused a related increase in cost of payroll and benefits of approximately $150,000. Purse expense (consisting of statutorily determined percentages of live racing handle) decreased by $42,000, or 3.7%, to $1.9 million in 2000, which is consistent with the 3.6% decrease in live handle. (Additional contributions to racing purses equal to 15.5% of net win from video lottery operations as required by statute are charged to gaming operations.) In connection with simulcasting race operations, contractual fees paid to host tracks and additional statutorily determined percentages of simulcast commissions contributed to the purse fund for live racing increased $200,000 to $2.4 million in 2000 consistent with the 8.1% increase in simulcasting wagers. Parimutuel commissions revenue is reported net of these expenses in the Consolidated Statement of Operations.

    Exclusive of the costs of the expanded racing schedule, direct and indirect wages and employee benefits attributable to racing operations increased by $134,000 to approximately $3.5 million in 2000 due to expanded hours of OTB operations trackside and a contractual increase in salaries.

LODGING, FOOD AND BEVERAGE OPERATING COSTS

    Direct expenses of lodging, food and beverage operations increased from $9.4 million in 1999 to $13.6 million in 2000. Of the $4.2 million increase in expenses, $2.3 million is attributable to the Nevada Properties. Company wide, food and beverage direct costs increased by $3.7 million to $10.5 million for a loss of $1.1 million in 2000. Lodging direct costs totaled $3.1 million for 2000 compared to $2.7 million in 1999 resulting in a gross profit of $905,000.

    The Nevada Properties reported an operating loss from food, beverage and lodging of $304,000 compared to a gross profit of $207,000 for the year ending December 31, 1999. These increases in costs are tied to increased food costs of $900,000 due to specials aimed at driving casino traffic. Also due to the increase patronage, (sales increased by $1.8 million) salaries, wages and related benefits increased by $1.1 million.

    Mountaineer Park's gross profit for these profit centers was $150,000 in 2000 compared to $800,000 in 1999. The decline in gross profit is attributable to several factors, including increased cost for wages and employee benefits ($782,000), a 1.7% increase in the ratio of cost of food and beverage to sales, translating into $500,000 increase in costs, and an increase in the cost of food and beverage supplies ($346,000) due to increased sales volume.

COSTS OF OTHER OPERATING REVENUES

    Costs of other revenues, consisting primarily of non-core businesses such as special event ticket sales, racing programs, golf and check cashing, increased by 46.9% from $2.4 million in 1999 to $3.6 million in 2000. These increases can be tied to the opening of The Harv and the accompanying increase in the number of special events held in 2000.

MARKETING AND PROMOTIONS EXPENSE

    Company wide, marketing and promotions expense increased to $9.7 million for the year ended December 31, 2000 from $5.0 million for 1999. Of this $4.7 increase in marketing and promotions, $2.2 million is attributable to the Nevada Properties. In 1999, the Nevada Properties had $200,000 in marketing and promotional cost. Marketing and promotions expenses at Mountaineer Park increased from $4.7 million in 1999 to $7.2 million in 2000. The increase can be attributable to (1) the grand opening of The Harv and the nine special events held in The Harv ($700,000); (2) the increase in prizes to member of the Frequent Player's Club ($1.1 million); (3) the increase in other promotional events in 2000 ($450,000); and (5) an increase in salaries and related employee benefits ($265,00).

GENERAL AND ADMINISTRATIVE EXPENSES AND INTEREST

    General and administrative expenses for the year ending December 31, 2000 increased by $4.5 million, or 31.0% from $14.4 million in 1999. General and administrative costs for 2000 constituted 11.1% of gross sales in comparison to 12.7% for 1999. The dollar increase in general and administrative expense is attributable to: (1) $1.4 million increase in general and administrative costs generated by the Nevada Properties; and (2) increases in costs of security, surveillance, housekeeping and maintenance staffs to accommodate Mountaineer Park's larger crowds and expanded facilities ($2.3 million).

    Interest expense (which does not include loss on debt extinguishment reported as an extraordinary item) decreased by $1,213,000 compared to 1999. This decrease to $3.1 million is the result of the December 1999 refinancing and the August 2000 amended and restatement of the Company's credit facility, which reduced the company's interest rate from 13% to 7.1875% as of March 8, 2001. See "Liquidity and Sources of Capital."

    Depreciation and amortization costs increased by 13.6% from $5.5 million in 1999 to $6.3 million in 2000. This increase reflects the $37.2 million increase in fixed assets other than for construction in progress and the capital leasing of new gaming devices. Depreciation for the Nevada Properties was $1.9 million.

TWELVE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO TWELVE MONTHS ENDED
  DECEMBER 31, 1998

    Total revenues increased by $30.3 million from 1998 to 1999, an increase of 36.5%. Approximately $26.3 million of the increase was produced by gaming operations at Mountaineer Park. Mountaineer Park's revenue from parimutuel commissions decreased by $292,000, or 6.1%; its lodging revenues increased by $83,000, or 5.6%; food and beverage revenues increased by $1.3 million or 26.8% to $6.3 million; and other revenues increased by $670,000 or 37.2%.

    The Nevada Properties contributed $3.2 million in revenues in the year ended December 31, 1999, a $2.2 million or 208.4% increase from revenues of $1,046,000 for the year ended December 31, 1998. In 1998, the Speedway Property was generally dark during renovation of hotel rooms and food and beverage facilities and construction of the 15,600 square foot casino building and parking lots. The property's hotel and food and beverage facilities were re-opened in March 1999. The Company had no revenues from gaming operations at either property during 1998 and through September 1999. On October 1, 1999, the Company took over gaming operations at the two Nevada Properties. The gaming revenue for the three months of operation in 1999 was $621,000. The sources of the remaining revenues for 1999 were $1.9 million from lodging, $619,000 from food and beverage and $60,000 in other income.

GAMING OPERATIONS

    Revenues from gaming operations increased 39.1% from $69.0 million in 1998 to $96.0 million in 1999. Management attributes the dramatic increase to the following factors: (1) the increase in machine count from 1,200 to 1,300 by introducing 100 progressive machines; (2) the introduction of 400 coin drop slot machines in November 1999; (3) the July 1998 increase in ratio (from 1:1 to 2:1) of gaming machines located at the Lodge as compared to the racetrack building;
(4) continued aggressive marketing; and (5) the expanded hours of operation for the track based gaming machines commencing in June of 1999 (resulting in a 37% increase in the net win per machine per day for such machines).

    In December 1998, Mountaineer Park leased 100 more gaming machines (62 in the Speakeasy and 38 in the racetrack building) from a third manufacturer in anticipation of initiating four progressive slot banks. These machines were placed in service on December 17, 1998 and therefore did not have a material impact on operations for the year ended December 31, 1998.

    In April of 1999, the Lottery Law was amended effective June 11, 1999, to permit Mountaineer Park to operate coin drop, mechanical reel Las Vegas-style slot machines. On June 14, 1999, in anticipation of adding coin drop machines, the Company began increasing the number of days during which the machines located at the racetrack remain in operation. Previously, those machines operated only on live racing days and during special events. Also the Speedway Gaming Room was built to house 72 new coin drop machines in the track's lower grandstand. In November of 1999, Mountaineer Park introduced its first coin drop machines. During November and December of 1999, the average daily win per coin drop machine was $251 compared to $147 for other types of machines.

    For the twelve months ended December 31, 1999, average daily net win for the track-based slots was $96 (including $0 for days when the track-based gaming rooms were closed), compared to $261 earned on the Lodge-based terminals for a facility-wide average of $200 per machine per day. A summary of the video lottery gross wagers less patron payouts ("net win") for the twelve months ended December 31, 1999 and 1998 is as follows:

                                                      TWELVE MONTHS ENDED
                                                          DECEMBER 31
                                                 -----------------------------
                                                     1999            1998
                                                 -------------   -------------
Total gross wagers.............................  $ 373,767,000   $ 240,164,000
Less patron payouts............................  $(278,435,000)  $(171,172,000)
                                                 -------------   -------------
Revenue--video lottery operations..............  $  95,332,000   $  68,992,000
                                                 =============   =============
Average daily net win per terminal.............           $200            $171
                                                 =============   =============

    Since October 1, 1999, the Company has operated gaming at its two Nevada Properties. The Speedway Property had gaming revenues of $379,000 for the three months ending December 31, 1999. The Reno Property's gaming revenues were $242,000 for the same period.

PARIMUTUEL COMMISSIONS

    Parimutuel commissions for the twelve months ended December 31, 1999 and 1998 are summarized below.

                                                        TWELVE MONTHS ENDED
                                                            DECEMBER 31
                                                     -------------------------
                                                        1999          1998
                                                     -----------   -----------
Live racing parimutuel handle......................  $19,824,000   $21,594,000
Simulcast racing parimutuel handle.................   21,249,000    22,217,000
                                                     -----------   -----------
                                                     (32,486,000)  (34,661,000)
Less patrons' winning tickets......................    8,587,000     9,150,000
State and county parimutuel tax....................     (485,000)     (494,000)
Purses and Horsemen's Association..................   (3,598,000)   (3,860,000)
                                                     -----------   -----------
Revenues parimutuel commissions....................  $ 4,504,000   $ 4,796,000
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

LODGING, FOOD AND BEVERAGE

    For the year ended December 31, 1999, revenues from lodging, food and beverage were $10.4 million, an increase of $2.9 million or 39.1% compared to $7.5 million for the same period in 1998. Company wide, restaurant, bar and concession facilities produced $1.9 million of the revenue increase, while lodge revenues increased $1.0 million. Of the increase in revenues, food and beverage operations accounted for approximately 65% of the revenues from this profit center in 1999 and 67% in 1998. At Mountaineer Park, food and beverage revenues increased $1.3 million to $6.3 million in 1999. Management believes that increased revenues from lodging, food and beverage at Mountaineer Park resulted primarily from enhanced gaming facilities and related advertising, which in turn led to larger patron volume. Of the $2.9 million increase in food, beverage and lodging revenue, 52% or $1.5 million can be attributed to the Nevada Properties.

OTHER OPERATING REVENUES

    Other revenues increased by $710,000, or 39%, compared to1998. Other sources of revenues consist primarily of non-core businesses such as admission, program sales, golf, special events, such as concerts and professional boxing matches, check cashing and ATM services. Other operating revenues also included two refunds for overpayment of prior years' sales tax in the amount of $271,000. Due to the purchase of Woodview Golf Course in 1999, golf revenues increased by $212,000. Revenues from ATM service fees, a new service instituted in July of 1998, were $364,000 in 1999 compared to $143,000 in 1998. Revenues from admissions and program sales increased by $105,000 to $451,000 in 1999.

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

    Operating Costs and gross profits earned from operations for the twelve-month periods ended December 31, 1999 and 1998 are as follows:

                                                      YEARS ENDED DECEMBER 31
                                                     -------------------------
                                                        1999          1998
                                                     -----------   -----------
Operating Costs
Video Lottery Terminals............................  $56,431,000   $41,404,000
Parimutuel Commissions.............................    5,300,000     4,963,000
Lodging, Food and Beverage.........................    9,441,000     6,522,000
Other..............................................    2,425,000     1,212,000
                                                     -----------   -----------
  Total Operating Costs............................  $73,597,000   $54,101,000
                                                     ===========   ===========

                                                      YEARS ENDED DECEMBER 31
                                                     -------------------------
                                                        1999          1998
                                                     -----------   -----------
Gross Profit (Loss)
Video Lottery Terminals............................   39,521,000   $27,588,000
Parimutuel Commissions.............................     (796,000)     (167,000)
Lodging, Food and Beverage.........................      991,000       977,000
Other..............................................      108,000       611,000
                                                     -----------   -----------
  Total Gross Profit (Loss)........................  $39,824,000   $29,009,000
                                                     ===========   ===========

GAMING OPERATING COSTS

    Costs of gaming revenue for 1999 increased by $15 million or 36.3% from $41.4 million to $56.4 million for the year ended December 31, 1999, compared to 1998, in proportion to the increase in revenue. (See Note 12 of the Consolidated Financial Statements.) Such expenses accounted for

$14.3 million of the total cost increase of the additional expenses incurred in connection with gaming. Gaming machine lease expense increased by $566,000 in comparison to 1998 due to the new 200 machines installed in July 1998 and the additional 100 machines installed in December 1998. Wages and benefits as well as supplies expense increased from 1998 to 1999 by $489,000 in response to higher levels of patron play, patron volume and the additional personnel required for coin drop slot operations compared to other machines. There was $625,000 of gaming expense in Nevada in 1999, the first year of gaming operations.

    Statutory costs and assessments excluding the State Administrative fee for the respective twelve-month periods for Mountaineer Park are as follows:

                                                        TWELVE MONTHS ENDED
                                                            DECEMBER 31
                                                     -------------------------
                                                        1999          1998
                                                     -----------   -----------
Employee Pension Fund..............................  $   474,000   $   339,000
Horseman's Purse Fund..............................   14,703,000    10,511,000
                                                     -----------   -----------
  Subtotal.........................................   15,177,000    10,850,000
State of West Virginia.............................   28,457,000    20,343,000
Tourism Promotion Fund.............................    2,846,000     2,034,000
Hancock County.....................................    1,897,000     1,356,000
Stakes Races.......................................      949,000       678,000
Miscellaneous State Projects.......................      949,000       678,000
                                                     -----------   -----------
  Total............................................  $50,275,000   $35,939,000
                                                     ===========   ===========

PARIMUTUEL COMMISSIONS OPERATING COSTS

    Total costs (the individual components of which are detailed below) of parimutuel commission revenue attributable to racing increased by $337,000 to approximately $5.3 million in 1999. Purse expense (consisting of statutorily determined percentages of live racing handle) decreased by $177,000, or 8.3%, to $1.9 million in 1999, which is consistent with the 8.2% decrease in live handle. In connection with simulcasting race operations, contractual fees paid to host tracks and additional statutorily determined percentages of simulcast commissions contributed to the purse fund for live racing decreased $70,000 to $2.2 million in 1999 consistent with the 4.0% decrease in simulcasting wagers. Parimutuel commissions revenue is reported net of these expenses in the Consolidated Statement of Operations.

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

LODGING, FOOD AND BEVERAGE OPERATING COSTS

    Direct expenses of lodging, food and beverage operations increased from $6.5 million in 1998 to $9.4 million in 1999. Of the $2.9 million increase in expenses, $1.35 million is attributable to the Nevada Properties. The lodging, food and beverage operation earned a gross profit of $991,000 compared to $977,000 in 1998. Lodging direct costs totaled $2,651,000 for 1999 compared to $2.2 million in 1998.

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

GENERAL AND ADMINISTRATIVE EXPENSES AND INTEREST

    The Company's general and administrative expense for 1999 increased by $3.9 million, or 37.3%, to $14.4 million compared to $10.5 million for the year ended December 31, 1999 (which is consistent with the increase in revenue). The reasons for the increase in this area are twofold. First, with respect to operations, the increases were due to (i) a $790,000 increase in salaries for security, housekeeping, maintenance and accounting staff to accommodate the larger crowds at Mountaineer Park; together with (ii) the $424,000 increase in employee benefit expense. Second, with respect to implementation of the Company's business strategy (to acquire other middle- market, lower priced gaming or parimutuel businesses, and the refinancing of debt), professional fees and travel expenses related to these activities increased by $922,000 in 1999. Due largely to the commencement of operations at the Speedway Property (which was dark in 1998) and increased activity at the Reno Property, general and administrative costs increased by $1.5 million from $414,000 in 1998.

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

LIQUIDITY AND SOURCES OF CAPITAL

    The Company's working capital balance stood at $12,311,000 at December 31, 2000, and its unrestricted cash balance amounted to $10,564,000. At
December 31, 2000, the balances in bank accounts owned by Mountaineer Park's horsemen, but to which the Company contributes funds for racing purses, exceeded the Company's purse payment obligations by $2.1 million. This amount is available for payment of future purse obligations at the discretion of the Company and in accordance with the terms of its agreement with the HBPA. The Company also earns the interest on balances in these accounts.

    On December 27, 1999, the Company entered a $30,000,000 five-year senior secured reducing, revolving credit facility with Wells Fargo Bank, N.A. On August 15, 2000, the Company entered into the Amended and Restated Credit Agreement with Wells Fargo, which increased the credit facility to $60,000,000. The Restated Facility has a term of five years, calls for payments of interest only until the end of the term, continues to be secured by substantially all of the assets of the Company and its operating subsidiaries, and contains customary affirmative and negative covenants and events of default. The Company may elect to borrow at the London Interbank Offered Rate (LIBOR), plus a margin ranging from 1.5% to 2.5%. Alternatively, the Company may elect to borrow at either the Prime Rate or Federal Funds Rate, plus a margin ranging from 0.25% to 1.25%. The applicable margin added to the benchmark rates listed above will depend upon the ratio of the Company's debt to EBITDA. The applicable margin as of the closing was 2% over LIBOR; at December 31, 2000 was 2.25% over LIBOR.

    At December 31, 2000, the outstanding principal balance of the Wells Fargo loan was $55,024,000.

    The original Credit Agreement permitted the Company to finance separately up to $8 million of additional senior indebtedness for the purchase or lease of gaming equipment as well as up to $15 million of subordinated debt for capital improvements. In January of 2000, pursuant to the carve out for equipment financing, Mountaineer Park entered an $8 million discretionary line of credit with PNC Leasing, LLC, pursuant to which Mountaineer Park has borrowed
$4.8 million. The Restated Facility has eliminated the carve out for subordinated debt and increased the amount of permitted equipment financing to $13 million.

    On October 5, 2000, as required by the Restated Facility, the Company entered into an Interest Rate Cap Agreement with Wells Fargo Bank at a cost of $214,750. The agreement caps the Company's interest rate under the Restated Facility at 7.5% (plus the applicable margin) with respect to $30 million of principal. The cost of this interest rate hedge product will be amortized over the term of the Cap Agreement, which expires on December 31, 2003, and is reported as interest expense. In the first quarter of 2001, in compliance with Financial Accounting Standards No. 133, the fair value of the derivative will be recognized as either an asset or liability in the statement of financial position.

    Pursuant to an agreement with the HBPA to share the cost of certain capital improvements related to launching of Mountaineer Park's export simulcast business, Mountaineer Park expects to receive approximately $900,000 over the next two years.

    CAPITAL IMPROVEMENTS. The Company is in the process of implementing Mountaineer Park's previously announced four-phase expansion plan. The four-phase plan includes approximately tripling the hotel room capacity, adding 60,000 square feet of additional gaming rooms which will hold an additional 1,100 slot machines, an arena, a spa, additional parking, a convention center, a championship golf course, and an equestrian center, housing and a shopping village. The expansion project will be completed in phases as cash flow and available lines of credit permit and is estimated to cost approximately
$65 million through phase two.

    Phase I of the expansion, which included a 32,000 square foot expansion of the Speakeasy Gaming Saloon, the construction of the events center, additional parking lots, and the spa, has been completed. The Company has likewise begun construction of Phase II, which includes a further expansion of the Speakeasy Gaming Saloon and construction of the convention center, hotel, enclosed swimming pool and restaurants. The Company has also recently completed the purchase and installation of a backup power supply ($1.5 million) and additional surveillance equipment ($450,000). The Company also spent $2.2 million for capital improvements related to development of export simulcasting at Mountaineer Park during 2000. During fiscal year 2000, the Company spent a total of $37 million on capital improvements related to expansion of Mountaineer Park.

    Pursuant to the Restated Credit Facility with Wells Fargo Bank, the Company must spend between 2% and 6% of its gross operating revenue from the prior year for maintenance of its facilities. The Company spent 5.9% of 1999 gross operating revenue totaling $6.7 million in 2000.

    During 2001, the Company expects to spend approximately $30 million on capital expansion at Mountaineer Park; $600,000 for capital improvements for the Nevada Properties; $1.0 million for acquisition of additional acreage near Mountaineer Park; $2.0 million for implementation of automated player tracking at Mountaineer Park; $200,000 for the development of an RV park in West Virginia; $500,000 toward the West Virginia Lottery Commission's new central system; and up to $1.6 million for the repurchase of the Company's common stock.

    Any significant acquisitions during 2001 would likely be financed separately.

    Management believes that except as set forth above, its cash balances, cash flow from operations, and available lines of credit will be sufficient to cover contemplated capital expenditures.

    OUTSTANDING OPTIONS AND WARRANTS. As of December 31, 2000, there were outstanding options and warrants to purchase 8,310,607 shares of the Company's common stock. If all such options and warrants were exercised, the Company would receive proceeds of approximately $15.1 million.

COMMITMENTS AND CONTINGENCIES

    The Company has various commitments including those under various consulting agreements, operating leases, and the Company's pension plan and union contract. The Company has also entered into employment agreements with certain employees for periods ranging from one to five years. Compensation under the employment agreements consists of both cash payments and stock option commitments. The Company anticipates cash payments in the amount of approximately $6.4 million over the next three years under the employment agreements. The Company believes that it has the ability to meet all of its obligations under the employment agreements. Also, the Company has contracted to purchase a new communications software package for the gaming equipment in West Virginia. The total cost to Mountaineer was $1.7 million. This project has not been completed and $458,000 is still outstanding on the contract. In addition, the Company is faced with certain contingencies involving litigation and environmental remediation. These commitments and contingencies are discussed in greater detail in Note 7 to the Company's Audited Financial Statements for the years ended December 31, 2000, 1999 and 1998. Although there can be no assurance, the Company believes that its cash balances, cash generated from operations and available lines of credit will be sufficient to meet all of the Company's currently anticipated commitments and contingencies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company is exposed to changes in interest rates primarily from its long-term debt arrangements. Under its current policies, the Company uses interest rate derivative instruments to manage exposure to interest rate changes for a portion of its debt arrangements. Taking into account the effects of interest rate derivatives designated as hedges, a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have limited effect on the net fair value of all interest sensitive financial instruments at December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial Statements and accompanying footnotes are set forth on pages F-1 through F-33 of this report.

    Due to the correct application of the income tax benefit associated with employee stock options under the treasury stock method, diluted net income per share for the first three quarters of 2000 have been restated from amounts previously reported. In the first quarter of 2000, earnings per share fully diluted were reported as $.13 and are now reported as $.14. There was no change in the second quarter and a $.01 increase in earnings per share fully diluted for the third quarter. See footnote 14 of the accompanying financial statements.

    In the fourth quarter of 1999, there was a $.03 reduction in earnings per share fully diluted caused by the extinguishment of debt. This item has been classified as an extraordinary item in the financial statements. See footnote 14 of the accompanying financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    See the Registrant's Report on Form 8-K filed February 4, 1999; Report on Form 8-K/A filed February 12, 1999; Report on Form 8-K filed September 8, 2000, all of which are incorporated herein by reference.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY

    The following table sets forth information regarding the directors and executive officers of the Company.

NAME                                          AGE               POSITION AND OFFICE HELD
----                                        --------            ------------------------
Edson R. Arneault(1)......................     53      President, Chief Executive Officer,
                                                       Chairman of the Board
Robert L. Ruben(3)........................     39      Vice President, Assistant Secretary,
                                                       Director
Robert A. Blatt(2)(3).....................     60      Vice President, Assistant Secretary,
                                                       Director
James V. Stanton(1).......................     68      Director
William D. Fugazy, Jr.(1).................     50      Director
Rose Mary Williams........................     44      Secretary
Mary Jo Needham...........................     45      Chief Financial Officer
Roger M. Szepelak (4).....................     36      Vice President, Chief Operating Officer,
                                                       Nevada Properties

------------------------

(1) Member of the Audit Committee of the Board of Directors.

(2) Member of the Finance Committee of the Board of Directors.

(3) Member of the Compensation Committee of the Board of Directors.

(4) Appointed effective November 1, 2000.

BUSINESS EXPERIENCE

    EDSON R. ARNEAULT, 53, has been a director of the Company since
January 1992 and has served as the Company's President and Chief Executive Officer since April 26, 1995. He also serves as Chairman of the Company's Audit Committee. He is also an officer and director of the Company's subsidiaries, Mountaineer Park, ExCal, Speakeasy Reno and Speakeasy Las Vegas. Mr. Arneault is also a principal in numerous ventures directly or indirectly engaged in the development, production and transportation of oil and gas. Since becoming the President of the Company and Mountaineer Park, however, Mr. Arneault has devoted all his time and attention to the business of the Company. Mr. Arneault is a certified public accountant (inactive), and has served as a tax partner with Seidman and Seidman (now "BDO Seidman, LLP"), a public accounting firm, in Grand Rapids, Michigan, from 1977 to 1980. Mr. Arneault was employed as a certified public accountant by Arthur Andersen in the tax department of its Cleveland office from 1972 to 1976. Mr. Arneault is a member of the Independent Producers Association of America, the Ohio Oil and Gas Association, the Michigan Oil and Gas Association and the Michigan Association of Certified Public Accountants. Mr. Arneault received his Bachelor of Science in Business Administration from Bowling Green University in 1969, his Master of Arts from Wayne State University in 1971, and his Masters in Business Administration from Cleveland State University in 1978. Mr. Arneault also serves as a member of the Hospitality and Tourism Management Board of Visitors of Robert Morris College in Pittsburgh, Pennsylvania. See "--Certain Relationships and Related Transactions."

    ROBERT L. RUBEN, 39, has been a director of the Company since
September 1995 and a Vice President since February 1999. He also serves as Assistant Secretary of the Company, is Chairman of the Company's Compensation Committee, and serves as a director and assistant secretary of Mountaineer Park. He is a partner in Ruben & Aronson, LLP, a Washington, D.C. law firm. Previously, Mr. Ruben was a principal in Freer, McGarry, Bodansky & Rubin, P.C., a Washington, D.C. law firm, where he practiced from 1991 until 1997. From 1986 to 1988, Mr. Ruben was associated with the firm of Bishop, Cook, Purcell & Reynolds, which later merged with Winston & Strawn, and from 1989 to 1991, Mr. Ruben was associated with the firm of Wickens, Koches & Brooks. Mr. Ruben practices principally in the areas of commercial litigation and corporate/securities law. Mr. Ruben received his Bachelor of Arts from the University of Virginia in 1983 and his Juris Doctor from the Dickinson School of Law of Penn State University in 1986. He is a member of the bars of the District of Columbia and the Commonwealth of Pennsylvania (inactive). Freer, McGarry, Bodansky & Rubin, P.C. served as counsel to the Company from November of 1991 to December of 1997. Ruben & Aronson, LLP currently serves as counsel to the Company, and Mr. Ruben has represented Mr. Arneault and various of his affiliates since 1987. See "Certain Relationships and Related Transactions."

    ROBERT A. BLATT, 60, has been a director of the Company since
September 1995 and a Vice President since February 1999. Mr. Blatt is the Chief Executive Officer and managing member of CGE Shattuck, L.L.C., and of New England National, L.L.C. and a member of the board of directors of AFP Imaging Corporation. Mr. Blatt is also a director and assistant secretary of Mountaineer Park, Chairman of the Company's Finance Committee and a member of the Company's Compensation Committee. Since 1979 he has been chairman and majority owner of CRC Group, Inc., and related entities, a developer, owner, and operator of shopping centers and other commercial properties, and since 1985, a member (seat owner) of the New York Stock Exchange, Inc. From 1959 through 1991, Mr. Blatt served as director, officer or principal of numerous public and private enterprises. Mr. Blatt received his Bachelor of Science in Finance from the University of Southern California in 1962 and his Juris Doctor from the University of California at Los Angeles in 1965. He is a member of the State Bar of California. See "Certain Relationships and Related Transactions."

    JAMES V. STANTON, 68, has been a director of the Company since
February 1998 and serves on the Company's Audit Committee. Mr. Stanton has his own law and lobbying firm, Stanton & Associates, in Washington, D.C. From 1971 to 1978, Mr. Stanton represented the 20th Congressional District of Ohio in the United States House of Representatives. While in Congress Mr. Stanton served on the Select Committee on Intelligence, the Government Operations Committee, and the Public Works and Transportation Committee. Mr. Stanton has held a wide variety of public service positions, including service as the youngest City Council President in the history of Cleveland, Ohio and membership on the Board of Regents of the Catholic University of America in Washington, D.C. Mr. Stanton is also former Executive Vice President of Delaware North, a privately held international company which, during Mr. Stanton's tenure, had annual sales of over $1 billion and became the leading parimutuel wagering company in the United States, with worldwide operations including horse racing, harness racing, dog racing, and Jai-Lai. Delaware North also owned the Boston Garden and the Boston Bruins hockey team. From 1985-1994 Mr. Stanton was a principal and co-founder of Western Entertainment Corporation, which pioneered one of the first Native American Gaming operations in the United States, a 90,000 square foot bingo and casino gaming operation located on the San Manuel Indian Reservation in California, which generated annual revenues in excess of $50 million. Mr. Stanton also serves on the board of CCA Companies Incorporated.

    WILLIAM D. FUGAZY, JR., 50, has been a director of the Company since February 1998 and serves on the Company's Audit Committee. He is presently president of Fiber Net Real Estate in Westport, Connecticut and chairman of Camelot Ventures, Inc., which is a financial advisory firm based in New York City. Mr. Fugazy is a former chief executive officer of Summit Aviation Corporation, an executive aviation services firm, and a former regional president of Koll Real Estate Services, a company which provided real estate services throughout the United States and internationally. Koll was one of the largest real estate services companies in the world and in August 1997 merged with CB Commercial Real Estate Group, Inc. Prior to joining Koll, Mr. Fugazy was President of Tishman Management and Leasing Services Corporation, also a national real estate service company, which was sold to Koll in 1992. Prior to joining Tishman, Mr. Fugazy was Senior Vice President of Muller and Company, a national investment banking and securities brokerage operation. Mr. Fugazy is also a partner and officer of the Beacon Hotel and Resort Corporation, a hotel management company with offices in New York, Los Angeles, California and Miami Beach, Florida. Mr. Fugazy holds a B.S. Degree from Fordham University in New York.

    ROSE MARY WILLIAMS, 44, was appointed to the position of Secretary of the Company in January 1998 and Director of Racing of the Company in January 1997. She has been employed at Mountaineer Park since 1977, when she began working in the Mutuel Department. In 1980, she accepted the position of Statistician in the computer room. When Mountaineer Park began receiving simulcast signals from other racetracks in 1991, she was appointed to Simulcast Coordinator. She then began serving as Mutuel Manager in 1995. Ms. Williams is a member of Turf Publicists of America.

    MARY JO NEEDHAM, 45, was recently named Chief Financial Officer of the Company. Ms. Needham joined the Company in December 1997 as Controller. She also serves as Compliance Officer for the corporation. From 1995 until joining the Company, Ms. Needham was Director of Finance of National Real Estate Information Services in Pittsburgh, Pennsylvania. From 1990 to 1995 she was Controller of Sheridan Broadcasting Corporation in Pittsburgh. From 1988 until 1990,
Ms. Needham was Head Accountant for Allegheny Financial Group. From 1987 to 1988, she was an Accounting Supervisor for Harrah's Reno and from 1986-1987 an Internal Auditor for Peppermill Casinos in Reno. Ms. Needham earned her CPA in Nevada in 1986 while working for Kafoury, Armstrong & Company where she specialized in audits for the casino industry. She is also licensed as a CPA in West Virginia. In 1977 she received her Bachelor of Science degree in Psychology and Sociology from the University of Pittsburgh and in 1984 she received her Bachelor of Science degree in Accounting from the University of Nevada, Reno. Ms. Needham is a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

    ROGER M. SZEPELAK, 36, was appointed Vice President and Chief Operating Officer of Speakeasy Gaming of Las Vegas, Inc. and Speakeasy Gaming of Reno, Inc. effective November 1, 2000. From

1996 to 2000, Mr. Szepelak served as vice president/assistant general manager of the Texas Station Gambling Hall & Hotel in North Las Vegas, Nevada, where his direct areas of responsibility included finance, casino cage, purchasing, hotel and related areas, table games, keno, poker, bingo and the race and sports book. Generally, Mr. Szepelak assisted the property president in all aspects of the operation of this 200-room hotel and 90,000 square foot casino. From 1988 to 1996, Mr. Szepelak was with the Rio Hotel & Casino, Inc. in Las Vegas, where he ultimately served as chief financial officer and treasurer. Mr. Szepelak received his Bachelor of Business Administration from the University of Michigan in 1986.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth the compensation awarded, paid to or earned by the most highly compensated executive officers of the Company whose compensation exceeded $100,000 in the fiscal year ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG TERM COMPENSATION
                                                                         ---------------------------------------------------
                                                                                 AWARDS                    PAYOUTS
                                              ANNUAL                     ----------------------   --------------------------
                                           COMPENSATION        OTHER
                                        -------------------    ANNUAL    RESTRICTED    OPTIONS
                                         SALARY     BONUS      COMP.       STOCK        SARS         LTIP        ALL OTHER
NAME                           YEAR       ($)       ($)(1)     ($)(2)    AWARDS ($)    (#)(3)     PAYOUTS ($)   COMP. ($)(5)
----                         --------   --------   --------   --------   ----------   ---------   -----------   ------------
Edson R. Arneault(4).......    2000     469,904    100,000    254,664         --        300,000         --         84,568
Chairman, President and        1999     447,461    100,000    304,300         --        500,000         --         23,324
Chief Executive Officer of     1998     384,525     92,750     38,028         --      1,000,000         --             --
MTR Gaming Group, Inc.

Robert A. Blatt............    2000     182,649                 1,288                   150,000                    19,594
Vice President(4)              1999     132,328                                         150,000                     3,115

--------------------------

(1) Mr. Arneault's bonus paid in 1998 includes $52,000 earned by Mr. Arneault in 1997.

(2) As to Mr. Arneault for 2000 includes $250,000 performance bonus earned in 2000 and paid in 2001and an estimated pension plan contribution of $4,664; for 1999 includes $303,000 performance bonus earned in 1999 and paid in 2000 and an estimated pension plan contribution of $1,300; for 1998 includes $36,922 vacation pay and $1,106 pension plan contribution. As to Mr. Blatt consist of an estimated pension plan contribution of $1,288.

(3) Grants in 2000 consisted of non-qualified stock options for a term of ten years. The options are fully vested and have an exercise price of $2.50 per share. All grants in 1999 consisted of non-qualified stock options for a term of five years. The options are fully vested and have an exercise price of $2.00 per share.

(4) See "Employment Agreements" below. Mr. Blatt commenced employment with the Company in 1999, having previously acted as a consultant.

(5) Consists of premiums for life insurance pursuant to a qualified plan in accordance with Section 419 of Internal Revenue Code.

OPTION GRANTS IN 2000

    The following table contains information concerning the grant of stock options during fiscal year 2000 to the Company's executive officers named in the Summary Compensation Table.

                                                                                             POTENTIAL REALIZABLE
                                                                                               VALUE AT ASSUMED
                                                                                             ANNUAL RATES OF STOCK
                                              % OF TOTAL                                    PRICE APPRECIATION FOR
                       NUMBER OF SECURITIES     OPTIONS                                         OPTION TERM(1)
                        UNDERLYING OPTIONS    GRANTED IN                      EXPIRATION    -----------------------
NAME                      GRANTED(#)(1)       FISCAL YEAR   EXERCISE PRICE       DATE          5%            10%
----                   --------------------   -----------   --------------   ------------   --------       --------
Edson R. Arneault....        300,000               24%           $2.50        March 2010    207,211        457,883
Robert A. Blatt......        150,000               12%            2.50        March 2010    103,605        228,941

------------------------

(1) In accordance with the rules of the Securities and Exchange Commission, "Potential Realizable Value" has been calculated assuming an aggregate five-year appreciation of the fair market value of the Company's common stock on the date of the grant at annual compounded rates of 5% and 10%, respectively. These amounts represent hypothetical gains that could be achieved. Actual gains, if any, on the exercise of stock options will depend on the future performance of the Company's stock and the date on which the options are exercised. Moreover, the gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES

    The following table sets forth information regarding the number and value of options held by each of the Company's executive officers named in the Summary Compensation Table as of December 31, 2000.

                                                          NUMBER OF SECURITIES                VALUE OF
                                                         UNDERLYING UNEXERCISED       UNEXERCISED IN-THE-MONEY
                                                       OPTIONS AT FISCAL YEAR END     OPTIONS AT YEAR END($)(1)
                       SHARES ACQUIRED      VALUE      ---------------------------   ---------------------------
NAME                   ON EXERCISE(#)    REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                   ---------------   -----------   -----------   -------------   -----------   -------------
Edson R. Arneault....      300,000         618,750      1,950,000           --       $4,977,048          --
Robert A. Blatt......       50,000         103,758        725,000           --        2,056,428          --

------------------------

(1) Based on the market price of the Company's Common Stock of $4.75 on December 31, 2000, as reported by Nasdaq.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Under the provisions of Section 16(a) of the Exchange Act, the Company's officers, directors and 10% beneficial stockholders are required to file reports of their transactions in the Company's securities with the Commission. Based solely on a review of the Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company believes that as of March 23, 2001, all of its executive officers, directors and greater than 10% beneficial stockholders, complied with all filing requirements applicable to them during 2000.

EMPLOYMENT AGREEMENTS

    In February of 1999, the Company entered into an employment agreement with its President and CEO, Edson R. Arneault. The agreement was to be for a term of five (5) years, called for an annual base salary of $450,000 (subject to automatic annual cost of living increases of 5%), semi-annual cash bonuses of $50,000, and a performance bonus for each year equal to 1% of the gross operating revenue increase over 1998 operating revenue (provided, however, that EBITDA, as defined, exceeds 1998 EBITDA). The employment agreement also entitles Mr. Arneault to participate in the Company's various benefit plans for health insurance, life insurance and the like. The employment agreement likewise permits Mr. Arneault to lease at the Company's expense, or have the Company lease, reasonable living quarters for use by Mr. Arneault and other executives of the Company in the State of Nevada and in any other state or jurisdiction in which the Company is pursuing substantial business opportunities such that Mr. Arneault is required, as a practical matter, to spend a substantial portion of his time in such jurisdiction.

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

    In March of 2001, Mr. Arneault irrevocably waived the performance bonus of $875,000 that would have been due under the employment agreement in exchange for $250,000 and the Company's promise to negotiate in good faith to conclude a new employment agreement during the first quarter of 2001. Although a definitive agreement has not yet been concluded, it is contemplated that the Company and Mr. Arneault will enter a new five-year agreement that will provide for, among other things, a performance bonus due at the end of the five-year term based on a number of factors including increases in EBITDA, earnings per share, market price of the Company's common stock and revenue.

    In January of 1999, the Company entered into a deferred compensation agreement with Mr. Arneault. Pursuant to the agreement, the Company has purchased a life insurance policy on Mr. Arneault's life (face amount of $3,300,000 and annual premium of $150,000). The owner of the policy is the Company. The agreement entitles Mr. Arneault or his beneficiary to an annual benefit, as defined, upon retirement, death or termination out of the cash value of the insurance policy, after the Company has recouped the aggregate amount of premiums paid. The benefits provided by the agreement were granted as additional benefits and not as part of any salary reduction plan or arrangement deferring a bonus or a salary increase.

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

    In June of 1999, the Company entered into a deferred compensation agreement with Mr. Blatt. Pursuant to the agreement, the Company has purchased a life insurance policy on Mr. Blatt's life (face amount of $575,000 and annual premium of $37,500). The owner of the policy is the Company. The agreement entitles
Mr. Blatt or his beneficiary to an annual benefit, as defined, upon retirement, death or termination out of the cash value of the insurance policy, after the Company has recouped the aggregate amount of premiums paid. The benefits provided by the agreement were granted as additional benefits and not as part of any salary reduction plan or arrangement deferring a bonus or a salary increase.

    In October of 2000, the Company entered into a three-year employment agreement with Roger Szepelak as Vice President and Chief Operating Officer for Speakeasy Gaming of Las Vegas, Inc. and Speakeasy Gaming of Reno, Inc. The agreement calls for an annual base salary of $150,000 with annual automatic cost of living increases of 5% and entitles Mr. Szepelak to a car allowance as well as to participate in the Company's various employee benefit plans. In the event Mr. Szepelak's employment is terminated by the Company other than for cause or a permanent and total disability, he will be entitled to the compensation otherwise payable to him under the employment agreement. Mr. Szepelak's employment agreement does not provide for any additional compensation in the event of termination in connection with a change in control.

COMPENSATION OF DIRECTORS

    On February 18, 1998, the Company entered into separate agreements with Mr. Stanton and Mr. Fugazy to provide certain compensation for their services on the Company's Board of Directors. Specifically, each agreement provided for:
(i) the grant of options to purchase 25,000 shares of common stock of the Company for each year of service (see Item 12--Stock Ownership of Certain Beneficial Owners and Management); (ii) the registration by the Company, at its sole cost, of the shares underlying such options by including such shares in any registration statement the Company determines to file with the Securities and Exchange Commission with respect to employee compensation; (iii) the adjustment of the terms of such options in certain events as set forth in the agreement; and (iv) a fee of $2,500 for each regular meeting of the Board, audit committee or shareholders attended and reimbursement of expenses for travel, food and lodging incurred in attending such meetings.

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

ITEM 12. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of March 23, 2001, the ownership of the Company's Common Stock by persons owning more than 5% of such stock, and the ownership of such stock by the executive officers and directors of the Company. As of March 23, 2001 there were 22,208,501shares of Common Stock outstanding. All such shares were owned both beneficially and of record, except as otherwise noted.

                                                           AMOUNT AND NATURE OF
NAME AND ADDRESS                                           BENEFICIAL OWNERSHIP   PERCENTAGE OF CLASS
----------------                                           --------------------   -------------------
Edson R. Arneault(1).....................................       4,353,817                  18.02%
  MTR Gaming Group, Inc.
  State Route 2 South
  P.O. Box 356
  Chester, WV 26034

Robert L. Ruben(2).......................................         841,228                   3.67%
  Ruben & Aronson, LLP
  3299 K Street, N.W.
  Suite 403
  Washington, DC 20007

Robert A. Blatt(3).......................................       1,214,084                   5.29%
  The CRC Group
  Larchmont Plaza
  1890 Palmer Avenue, Suite 303
  Larchmont, NY 10538

James V. Stanton(4)......................................          86,900            Less than 1%
  Stanton & Associates
  1310 19th Street, N.W.
  Washington, D.C. 20036

William D. Fugazy, Jr.(4)................................          78,200            Less than 1%
  140 East 45th Street, Suite 4000
  New York, New York 10017

Rose Mary Williams(5)....................................          85,000            Less than 1%
  State Route 2
  Chester, West Virginia 26034

Mary Jo Needham (6)......................................          60,340            Less than 1%
  State Route 2
  Chester, West Virginia 26034

Roger Szepelak (7).......................................          30,000            Less than 1%
  3227 Civic Center Drive
  North Las Vegas, Nevada 89030

Madeleine LLC(8).........................................       1,861,735                   7.77%
  450 Park Avenue
  New York, NY 10022

Total Officers and Directors as a Group (8 persons)(9)...       6,749,569                  26.03%

------------------------

(1) Includes 2,403,817 shares and options to acquire beneficial ownership of 1,950,000 shares within 60 days held by Mr. Arneault or his affiliates. Also includes 10,000 shares held in the name of Mr. Arneault's minor son, but does not include 10,000 shares held in the name of Mr. Arneault's adult daughter.

(2) Includes 116,228 shares and options to acquire beneficial ownership of 725,000 shares within 60 days held by Mr. Ruben.

(3) Includes 489,084 shares and options to acquire beneficial ownership of 725,000 shares exercisable within 60 days held by Mr. Blatt.

(4) Includes 11,900 shares and options to acquire beneficial ownership of 75,000 shares exercisable within 60 days held by Mr. Stanton. Includes 3,200 shares and options to acquire beneficial ownership of 75,000 shares exercisable within 60 days held by Mr. Fugazy. For each year of service on the Company's Board of Directors, Mr. Stanton and Mr. Fugazy will each receive options to purchase 25,000 shares of common stock of the Company. Such options will be exercisable for a term of five years from the date of grant. Any options that have not vested at the end of each calendar year will be deemed cancelled.

(5) Includes no shares and options to acquire beneficial ownership of 85,000 shares within 60 days held by Ms. Williams.

(6) Includes 340 shares and options to acquire beneficial ownership of 60,000 shares within 60 days held by Ms. Needham.

(7) Includes 5,000 shares and options to acquire beneficial ownership of 25,000 shares within 60 days held by Mr. Szepelak. For each year of service with the company during the three-year employment agreement, Mr. Szepelak will receive options to purchase 25,000 shares of common stock. Also based upon performance levels, Mr. Szepelak could receive an additional 25,000 shares of common stock per year. Such options will be exercisable for a term of five years from date of grant.

(8) Includes 123,922 shares and options to acquire beneficial ownership of 1,737,813 shares within 60 days held by Madeleine LLC; provided, however, that pursuant to an agreement with the Company, Madeleine LLC may not exercise its warrant to the extent such exercise would result in its ownership of 5% or more of the then issued and outstanding shares of common stock of the Company without the prior approval of the West Virginia State Lottery Commission.

(9) Includes Messrs. Arneault, Blatt, Ruben, Stanton and Fugazy, Szepelak, Ms. Williams and Ms. Needham.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    From August of 1998 through July of 2000, in connection with the exercise of stock options and the payment of taxes incident to such exercises, the Company's president and CEO, Edson Arneault, has delivered to the Company full recourse promissory notes totaling approximately $913,000 in principal and that remain outstanding. The notes mature variously in 2001 and 2002 and bear interest at annual rates ranging from 8% to 1% above the Prime Rate. Mr. Arneault has pledged the 819,749 shares purchased in connection with such exercises to secure repayment of the notes.

    Mr. Robert Ruben, an officer and member of the Company's board, is a member of the law firm Ruben & Aronson, LLP, which has performed legal services for the Company. The Company and Ruben & Aronson anticipate that the law firm will perform legal services for the Company in the future. During the fiscal year ended December 31, 2000, the Company paid Ruben & Aronson the sum of $771,000 for legal services. In connection with the exercise of stock options to purchase 75,000 shares of Company's stock, Mr. Ruben delivered to the company a promissory note for approximately $42,000. The note is a full recourse obligation due on or before April 2002 and bears interest at nine percent. On July 5, 2000 in connection with taxation on the same exercise of stock options, Mr. Ruben delivered to the company a promissory note for approximately $47,000. The note is a full recourse obligation due on or before July 2001 and bears interest at an annual rate of prime plus one percent. Mr. Ruben has pledged the 75,000 shares purchased in connection with such exercise to secure repayment of the notes.

    Also in connection with the exercise of stock options to purchase 50,000 shares of Company's stock, Mr. Robert Blatt delivered to the company a promissory note for approximately $28,000. The note is a full recourse obligation due on or before April 2002 and bears interest at an annual rate of nine percent. On July 5, 2000 in connection with taxation on the same exercise of stock options, Mr. Blatt delivered to the company a promissory note for approximately $30,000. The note is a full recourse obligation due on or before July 2001 and bears interest at an annual rate of prime plus one percent.
Mr. Blatt has pledged the 50,000 shares purchased in connection with such exercises to secure repayment of the notes.

    During the fiscal year ending December 31, 2000, the Company paid Century Well Services, Inc. ("Century") approximately $80,000 for drilling and other earth moving services in connection with improvements and maintenance at the Woodview Golf Course. Century is an affiliate of Edson Arneault, the Company's president and chief executive officer. To date, Century has been the low bidder in a competitive bidding process with respect to services it has provided. Accordingly, the Company believes that its dealings with Century have been on terms no less favorable than the Company could reasonably have obtained from a non-affiliate.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements (Included in Part II of this Report):

       REPORT OF INDEPENDENT AUDITORS

           Ernst & Young LLP (F-2)
           BDO Seidman, LLP (F-3)

       CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheets as of December 31, 2000 and 1999 (F-4)

       Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2000 (F-5)

       Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2000 (F-6)

       Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2000 (F-7)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (F-8)

    (b) Financial Statements Schedules (Included in Part IV of this Report):

       Schedule II--Valuation Allowances of the years ended December 31, 2000, 1999, and 1998.

       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    (c) Exhibits:

EXHIBIT NO.             ITEM TITLE
-----------             ----------
         3.1            Restated Certificate of Incorporation for Winner's
                        Entertainment, Inc. dated August 17, 1993 (incorporated by reference to the Company's Form 10-K for the fiscal year
                        ended December 31, 1993)

         3.2            Amended By Laws (incorporated by reference to the Company's report on Form 8-K filed February 20, 1998)

         3.3            Certificate of Amendment of Restated Certificate of
                        Incorporation of Winner's Entertainment, Inc. dated October
                        10, 1996 (incorporated by reference to the Company's report on Form 8-K filed November 1, 1996.

         4.1            Excerpt from Common Stock Certificates (filed herewith)

        10.1            Master Lease dated January 27, 2000 between Mountaineer
                        Park, Inc. and PNC Leasing, LLC (incorporated by reference to the Company's report on Form 8-K filed February 4, 2000)

        10.2 Schedule to Master Lease (incorporated by reference to the Company's report on Form 8-K filed February 4, 2000)

        10.3            Supplement to Schedule to Master Lease (incorporated by
                        reference to the Company's report on Form 8-K filed February
                        4, 2000)

EXHIBIT NO.             ITEM TITLE
-----------             ----------
        10.4            Bill of Sale dated January 27, 2000 from Mountaineer Park,
                        Inc. to PNC Leasing, LLC (incorporated by reference to the
                        Company's report on Form 8-K filed February 4, 2000)

        10.5            Guaranty made January 27, 2000 by the Company in favor of
                        PNC Leasing, LLC with respect to obligations of Mountaineer
                        Park, Inc. under Master Lease (incorporated by reference to the Company's report on Form 8-K filed February 4, 2000)

        10.6            Summary of Terms and Conditions dated December 8, 1999 with regard to Master Lease (incorporated by reference to the
                        Company's Report on Form 8-K filed February 4, 2000)

        10.7            Promissory Note and Pledge Agreement dated April 14, 2000
                        made by Robert L. Ruben in favor of the Company
                        (incorporated by reference to the Company's report on Form
                        10-Q filed May 15, 2000) Pursuant to Instruction 2 to Item
                        601 of Regulation S-K, the Company has not attached
                        substantially identical documents between the Company and
                        Robert A. Blatt (principal amount $28,142.50 with respect to
                        50,000 shares) and Edson R. Arneault (principal amount
                        $168,747.00 with respect to 300,000 shares)

        10.8            Amendment of Employment Agreement dated April 26, 2000
                        between the Company and Edson R. Arneault (incorporated by reference to the Company's report on Form 10-Q filed May 15,
                        2000)

        10.9            First Amendment to Credit Agreement, entered as of June 1,
                        2000 by MTR Gaming Group, Inc., Mountaineer Park, Inc.,
                        Speakeasy Gaming of Las Vegas, Inc., and Speakeasy Gaming of
                        Reno, Inc. as Borrowers and Wells Fargo Bank, N.A. as Lender
                        (incorporated by reference to the Company's report on Form
                        10-Q filed August 14, 2000)

        10.10           Second Amendment to Credit Agreement, entered as of July 31,
                        2000 by MTR Gaming Group, Inc., Mountaineer Park, Inc.,
                        Speakeasy Gaming of Las Vegas, Inc., and Speakeasy Gaming of
                        Reno, Inc. as Borrowers and Wells Fargo Bank, N.A. as Lender
                        (incorporated by reference to the Company's report on Form
                        10-Q filed August 14, 2000)

        10.11           Agreement concerning sharing of costs related to export
                        simulcasting entered April 10, 2000 by Mountaineer Park,
                        Inc. and the Mountaineer Park Horsemen's Benevolent and
                        Protective Association (as approved on May 19, 2000 by the
                        West Virginia State Racing Commission) (incorporated by
                        reference to the Company's report on Form 10-Q filed August
                        14, 2000)

        10.12           Promissory Note dated July 5, 2000 made by Edson R. Arneault in favor of MTR Gaming Group, Inc. in the amount of
                        $132,721.88 (incorporated by reference to the Company's
                        report on Form 10-Q filed August 14, 2000)

        10.13           Amended and Restated Credit Agreement, entered as of August
                        15, 2000 by MTR Gaming Group, Inc., Mountaineer Park, Inc.
                        Speakeasy Gaming of Las Vegas, Inc., and Speakeasy Gaming of
                        Reno, Inc. as Borrowers and Wells Fargo Bank, N.A., PNC
                        Bank, N.A., National City Bank of Pennsylvania, N.A. and the
                        Bank of Scotland as Lenders (incorporated by reference to
                        the Company's report on Form 10-Q filed November 14, 2000)

        10.14           2000 Stock Incentive Plan (incorporated by reference to the
                        Company's Proxy Statement filed July 24, 2000)

        10.15 First Amendment to 2000 Stock Incentive Plan (incorporated by reference to the Company's Report on Form 10-Q filed
                        November 14, 2000)

EXHIBIT NO.             ITEM TITLE
-----------             ----------
        16.1            Letter re change in certifying accountant (incorporated by reference to the Company's Report on Form 8-K filed February
                        4, 1999; Report on Form 8-K/A filed February 12, 1999; and
                        Report on Form 8-K filed September 8, 2000)

        21.1            Subsidiaries of the Registrant (filed herewith)

        23.1            Consent of Ernst & Young LLP (filed herewith)

        23.2            Consent of BDO Seidman, LLP (filed herewith)

    (d) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the fourth quarter of 2000 or thereafter.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       MTR GAMING GROUP, INC.

                                                       By:  /s/ EDSON R. ARNEAULT
                                                            -----------------------------------------
                                                            Edson R. Arneault,
                                                            CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE
                                                            OFFICER

Date: March 30, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

                      SIGNATURE                                   CAPACITY
                      ---------                                   --------
                /s/ EDSON R. ARNEAULT
     -------------------------------------------       Chairman, President And Chief   March 30, 2001
                  Edson R. Arneault                      Executive Officer

                 /s/ ROBERT A. BLATT
     -------------------------------------------       Director                        March 30, 2001
                   Robert A. Blatt

                 /s/ ROBERT L. RUBEN
     -------------------------------------------       Director                        March 30, 2001
                   Robert L. Ruben

                /s/ JAMES V. STANTON
     -------------------------------------------       Director                        March 30, 2001
                  James V. Stanton

             /s/ WILLIAM D. FUGAZY, JR.
     -------------------------------------------       Director                        March 30, 2001
               William D. Fugazy, Jr.

                 /s/ MARY JO NEEDHAM
     -------------------------------------------       Chief Financial Officer         March 30, 2001
                   Mary Jo Needham

                             MTR GAMING GROUP, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                    COLUMN B
                                                   BALANCE AT                                  COLUMN E
                                                  BEGINNING OF    COLUMN C     COLUMN D     BALANCE AT END
COLUMN A                                             PERIOD      ADDITIONS    DEDUCTIONS      OF PERIOD
--------                                          ------------   ----------   -----------   --------------
Year ended December 31, 2000:
  Allowance for doubtful accounts receivable....   $   41,000            --   $     4,000     $   37,000
                                                   $   41,000            --            --     $   37,000
Year ended December 31, 1999:
  Allowance for doubtful accounts receivable....   $  138,000            --   $    97,000     $   41,000
  Allowance for doubtful production note
    receivable..................................    2,500,000            --     2,500,000             --
                                                   $2,638,000            --   $ 2,597,000     $   41,000
Year ended December 31, 1998:
  Allowance for doubtful accounts receivable....   $  125,000    $   13,000            --     $  138,000
  Allowance for doubtful production note
    receivable..................................           --     2,500,000            --      2,500,000
  Allowance for deferred tax assets.............    4,703,000            --    (4,703,000)            --
                                                   $4,828,000    $2,513,000   $(4,703,000)    $2,638,000

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                             MTR GAMING GROUP, INC.
                                    CONTENTS

REPORT OF INDEPENDENT AUDITORS (ERNST & YOUNG LLP)..........  F-2

REPORT OF INDEPENDENT CERTIFIED
  PUBLIC ACCOUNTANTS (BDO SEIDMAN, LLP).....................  F-3

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................  F-4

Consolidated Statements of Operations for each of the years
  in the three-year period ended December 31, 2000..........  F-5

Consolidated Statements of Shareholders' Equity for each of
  the years in the three-year period ended December 31,
  2000......................................................  F-6

Consolidated Statements of Cash Flows for each of the years
  in the three-year period ended December 31, 2000..........  F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................  F-8

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors

MTR Gaming Group, Inc.

    We have audited the accompanying consolidated balance sheet of MTR Gaming Group, Inc. and its subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14(b) for the year ended December 31, 2000. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MTR Gaming Group, Inc. and its subsidiaries at December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
February 9, 2001, except
for Note 7, as to
which the date is March 7, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

MTR Gaming Group, Inc.

    We have audited the accompanying consolidated balance sheet of MTR Gaming Group, Inc. and its subsidiaries (the "Company") as of December 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1999. Our audits also included the consolidated financial statement schedule listed in the index at Item 14(b) for the years ended December 31, 1999 and 1998. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTR Gaming Group, Inc. and its subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related consolidated financial statement schedule, as referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          BDO SEIDMAN, LLP

Costa Mesa, California
February 19, 2000

                             MTR GAMING GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                  2000          1999
                                                              ------------   -----------
                                         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 10,564,000   $ 7,380,000
  Restricted cash...........................................       505,000       891,000
  Accounts receivable, net of allowance for doubtful
    accounts of $37,000 and $41,000 in 2000 and 1999,
    respectively............................................     3,044,000       334,000
  Accounts receivable--Lottery Commission...................     1,073,000       692,000
  Inventories...............................................     1,083,000       352,000
  Deferred financing costs..................................       555,000       244,000
  Prepaid taxes.............................................     2,410,000       519,000
  Deferred income taxes.....................................            --     1,526,000
  Other current assets......................................     1,678,000     1,223,000
                                                              ------------   -----------
Total current assets........................................    20,912,000    13,161,000

Property and equipment, net.................................    90,501,000    52,756,000
Excess of cost of investments over net assets acquired, net
  of accumulated amortization of $2,030,000 and $1,778,000
  in 2000 and 1999, respectively............................     1,744,000     1,996,000
Deferred income taxes.......................................        13,000            --
Deferred financing costs, net of current portion............     1,860,000       977,000
Deposits and other..........................................       655,000       669,000
                                                              ------------   -----------
Total assets................................................  $115,685,000   $69,559,000
                                                              ============   ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................  $  1,370,000   $ 1,453,000
  West Virginia State Lottery Commission payable............       646,000       184,000
  Accrued payroll and payroll taxes.........................     1,227,000       537,000
  Other accrued liabilities.................................     1,755,000     1,025,000
  Current portion of capital leases.........................     3,269,000       561,000
  Current portion of long-term and other debt...............       334,000     7,982,000
                                                              ------------   -----------
Total current liabilities...................................     8,601,000    11,742,000

Long-term and other debt, less current portion..............    56,021,000    26,409,000
Capital lease obligations, net of current portion...........     3,849,000       982,000
Deferred income taxes.......................................     1,766,000       717,000
                                                              ------------   -----------
Total liabilities...........................................    70,237,000    39,850,000
                                                              ------------   -----------

                             COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.00001 par value; 50,000,000 shares
    authorized; 22,176,001 and 21,297,242 shares issued and
    outstanding at December 31, 2000 and 1999,
    respectively............................................            --            --
  Common stock subscribed; 30,312 shares at December 31,
    2000 and 1999...........................................            --            --
  Paid-in capital...........................................    39,014,000    36,454,000
  Shareholder receivable....................................    (1,243,000)     (457,000)
  Retained earnings/(deficit)...............................     7,677,000    (6,288,000)
                                                              ------------   -----------
Total shareholders' equity..................................    45,448,000    29,709,000
                                                              ------------   -----------
Total liabilities and shareholders' equity..................  $115,685,000   $69,559,000
                                                              ============   ===========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                             MTR GAMING GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,                                          2000          1999          1998
------------------------                                      ------------   -----------   -----------
REVENUES:
  Gaming....................................................  $147,890,000   $95,952,000   $68,992,000
  Pari-mutuel commissions...................................     5,837,000     4,504,000     4,796,000
  Lodging, food and beverage................................    13,460,000    10,432,000     7,499,000
  Other.....................................................     3,387,000     2,533,000     1,823,000
                                                              ------------   -----------   -----------
Total revenues..............................................   170,574,000   113,421,000    83,110,000
                                                              ------------   -----------   -----------

COSTS OF REVENUES:
  Cost of gaming............................................    86,275,000    56,431,000    41,404,000
  Cost of pari-mutuel commissions...........................     6,410,000     5,300,000     4,963,000
  Cost of lodging, food and beverage........................    13,612,000     9,441,000     6,522,000
  Cost of other.............................................     3,562,000     2,425,000     1,212,000
                                                              ------------   -----------   -----------
Total costs of revenues.....................................   109,859,000    73,597,000    54,101,000
                                                              ------------   -----------   -----------
Gross profit................................................    60,715,000    39,824,000    29,009,000
                                                              ------------   -----------   -----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Marketing and promotions..................................     9,686,000     4,968,000     3,050,000
  General and administrative................................    18,921,000    14,440,000    10,515,000
  Depreciation and amortization.............................     6,290,000     5,539,000     3,822,000
                                                              ------------   -----------   -----------
Total selling, general and administrative expenses..........    34,897,000    24,947,000    17,387,000
                                                              ------------   -----------   -----------
Operating income............................................    25,818,000    14,877,000    11,622,000

Interest income.............................................       262,000       335,000       401,000
Interest expense............................................    (3,057,000)   (4,270,000)   (4,259,000)
                                                              ------------   -----------   -----------
Income from continuing operations before income taxes.......    23,023,000    10,942,000     7,764,000

(Provision) benefit for income taxes........................    (7,962,000)   (3,947,000)    2,659,000
                                                              ------------   -----------   -----------
Income from continuing operations...........................    15,061,000     6,995,000    10,423,000
Discontinued operations:
  Loss on disposal of oil and gas assets....................            --            --    (2,735,000)
                                                              ------------   -----------   -----------
Income before extraordinary item............................    15,061,000     6,995,000     7,688,000

Extraordinary item:
  Loss on debt extinguishment, net of tax benefit of
    $427,000................................................            --      (756,000)           --
                                                              ------------   -----------   -----------
NET INCOME..................................................  $ 15,061,000   $ 6,239,000   $ 7,688,000
                                                              ============   ===========   ===========

NET INCOME (LOSS) PER SHARE-BASIC:
  Continuing operations.....................................  $       0.69   $      0.33   $      0.51
  Discontinued operations...................................            --            --         (0.13)
  Extraordinary item........................................            --         (0.03)           --
                                                              ------------   -----------   -----------
  NET INCOME PER SHARE......................................  $       0.69   $      0.30   $      0.38
                                                              ============   ===========   ===========

NET INCOME (LOSS) PER SHARE-ASSUMING DILUTION:
  Continuing operations.....................................  $       0.59   $      0.28   $      0.44
  Discontinued operations...................................            --            --         (0.11)
  Extraordinary item........................................            --         (0.03)           --
                                                              ------------   -----------   -----------

  NET INCOME PER SHARE......................................  $       0.59   $      0.25   $      0.33
                                                              ============   ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic.....................................................    21,839,426    21,029,073    20,292,751
                                                              ============   ===========   ===========
  Diluted...................................................    25,350,869    24,741,548    23,446,235
                                                              ============   ===========   ===========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                             MTR GAMING GROUP, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                 SHARES
                                                                   OF                            RECEIVABLE
                                          COMMON STOCK           COMMON        ADDITIONAL           FROM            RETAINED
                                     ----------------------       STOCK          PAID-IN         EXERCISE OF        EARNINGS
                                       SHARES      AMOUNT      SUBSCRIBED        CAPITAL        STOCK OPTIONS      /(DEFICIT)
                                     ----------   ---------   -------------   -------------   -----------------   ------------
Balances, January 1, 1998..........  19,940,890   $    --        30,312        $35,328,000       $        --      $(20,215,000)
Shares issued from exercise of
  stock options....................     925,273        --            --            819,000          (461,000)               --
Value recorded in connection with
  options issued to nonemployees...          --        --            --             31,000                --                --
Net income.........................          --        --            --                 --                --         7,688,000
                                     ----------   ---------      ------        -----------       -----------      ------------
Balances, December 31, 1998........  20,866,163        --        30,312         36,178,000          (461,000)      (12,527,000)
Shares issued from exercise of
  stock options....................     431,079        --            --            344,000             4,000                --
Value recorded in connection with
  options issued to nonemployees...          --        --            --             40,000                --                --
Cancellation of price guarantees
  through cash payment.............          --        --            --           (108,000)               --                --
Net income.........................          --        --            --                 --                --         6,239,000
                                     ----------   ---------      ------        -----------       -----------      ------------
Balances, December 31, 1999........  21,297,242        --        30,312         36,454,000          (457,000)       (6,288,000)
Shares issued from exercise of
  stock options, including related
  tax benefits.....................     803,259        --            --          1,616,000          (786,000)               --
Shares issued from exercise of
  warrants.........................     300,000        --            --          1,200,000                --                --
Purchase of common stock...........    (224,500)       --            --           (256,000)               --        (1,096,000)
Net income.........................          --        --            --                 --                --        15,061,000
                                     ----------   ---------      ------        -----------       -----------      ------------
Balances, December 31, 2000........  22,176,001   $    --        30,312        $39,014,000       $(1,243,000)     $  7,677,000
                                     ==========   =========      ======        ===========       ===========      ============


                                        TOTAL
                                     -----------
Balances, January 1, 1998..........  $15,113,000
Shares issued from exercise of
  stock options....................      358,000
Value recorded in connection with
  options issued to nonemployees...       31,000
Net income.........................    7,688,000
                                     -----------
Balances, December 31, 1998........   23,190,000
Shares issued from exercise of
  stock options....................      348,000
Value recorded in connection with
  options issued to nonemployees...       40,000
Cancellation of price guarantees
  through cash payment.............     (108,000)
Net income.........................    6,239,000
                                     -----------
Balances, December 31, 1999........   29,709,000
Shares issued from exercise of
  stock options, including related
  tax benefits.....................      830,000
Shares issued from exercise of
  warrants.........................    1,200,000
Purchase of common stock...........   (1,352,000)
Net income.........................   15,061,000
                                     -----------
Balances, December 31, 2000........  $45,448,000
                                     ===========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                             MTR GAMING GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                         2000          1999          1998
------------------------                                      -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $15,061,000   $ 6,239,000   $ 7,688,000
Adjustments to reconcile net income to net cash provided by
  net operating activities:
  Depreciation and amortization.............................    6,290,000     5,048,000     3,822,000
  Loss on disposal of discontinued operations...............           --            --     2,735,000
  Extraordinary loss on debt extinguishment.................           --       756,000            --
  Net change in allowance for doubtful accounts
    receivable..............................................       (4,000)      (97,000)       13,000
  Common stock and options issued for services rendered and
    amortization of interest................................           --       502,000       539,000
  Deferred income taxes.....................................    2,562,000     3,678,000    (2,773,000)
  Change in operating liabilities -- discontinued
    operations..............................................           --            --      (119,000)
  Change in operating assets and liabilities -- operating
    activities:
    Prepaid taxes...........................................     (756,000)     (519,000)           --
    Other current assets....................................   (4,273,000)     (439,000)   (1,093,000)
    Accounts payable........................................      (83,000)      829,000        30,000
    Accrued liabilities.....................................    1,882,000       685,000      (300,000)
                                                              -----------   -----------   -----------
Net cash provided by operating activities...................   20,679,000    16,682,000    10,542,000
                                                              -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Restricted cash...........................................      386,000      (652,000)      (51,000)
  Deposits and other assets.................................     (158,000)     (118,000)     (116,000)
  Capital expenditures, including acquisitions..............  (38,469,000)  (15,456,000)  (21,050,000)
  Note receivable...........................................           --            --      (333,000)
                                                              -----------   -----------   -----------
Net cash used in investing activities.......................  (38,241,000)  (16,226,000)  (21,550,000)
                                                              -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt................................   (1,595,000)  (33,757,000)           --
  Proceeds from the issuance of long-term debt..............   26,351,000    30,000,000    11,765,000
  Proceeds for issuance of other debt.......................    3,056,000     3,832,000     1,243,000
  Payments on short-term notes and other debt...............   (2,792,000)     (647,000)     (136,000)
  Principal payments on capital leases......................   (2,408,000)     (597,000)           --
  Finance cost paid.........................................   (1,409,000)   (1,221,000)     (863,000)
  Purchase and retirement of treasury stock.................   (1,352,000)           --            --
  Payments in connection with redeemable common stock.......           --      (108,000)           --
  Proceeds from issuance of common stock through exercise of
    stock options and warrants..............................      895,000       348,000       358,000
                                                              -----------   -----------   -----------
Net cash (used in) provided by financing activities.........   20,746,000    (2,150,000)   12,367,000
                                                              -----------   -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    3,184,000    (1,694,000)    1,359,000
Cash and cash equivalents, beginning of year................    7,380,000     9,074,000     7,715,000
                                                              -----------   -----------   -----------
Cash and cash equivalents, end of year......................  $10,564,000   $ 7,380,000   $ 9,074,000
                                                              ===========   ===========   ===========

  CASH PAID DURING THE YEAR FOR:
    Interest................................................  $ 2,756,000   $ 3,808,000   $ 3,505,000
                                                              ===========   ===========   ===========
    Income taxes............................................  $ 6,200,000   $   788,000   $   261,000
                                                              ===========   ===========   ===========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                             MTR GAMING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

    MTR Gaming Group, Inc. (Company), a Delaware corporation, owns and operates gaming and hotel properties in West Virginia and Nevada.

    The Company acquired Mountaineer Park, Inc. in December of 1992 and has since operated the Mountaineer Racetrack & Gaming Resort (Mountaineer Park or the Resort) in West Virginia's northern "panhandle," approximately twenty-five miles from the Pittsburgh International Airport. The Resort complex offers video lottery gaming areas, a thoroughbred horse racetrack, pari-mutuel wagering (which includes exporting of simulcasting signals to other race tracks and off-track wagering on horse and greyhound races simulcast from other tracks), a 101-room lodge, swimming, dining and lounge facilities. In 2000, Mountaineer Park also opened the Harvey E. Arneault entertainment center. Mountaineer Park also owns the Woodview Golf Course, which is located approximately seven miles from the Resort. In February 2001, Mountaineer Park opened a spa facility, The Spa and Fitness Center at Mountaineer, as part of the Resort complex.

    On May 5, 1998, through two newly formed, wholly owned subsidiaries, the Company closed the purchase of two gaming/hotel properties in Nevada: the Cheyenne Hotel & Casino, which has been renamed the "Ramada Inn and Speedway Casino," in North Las Vegas and the Reno Ramada, which has been renamed the "Ramada Inn and Speakeasy Casino," in Reno.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of MTR Gaming Group, Inc. (MTR), Mountaineer Park, Inc. (Mountaineer Park), Speakeasy Gaming of Las Vegas, Inc. (Speakeasy-Las Vegas), Speakeasy Gaming of Reno, Inc. (Speakeasy-Reno) and ExCal Energy Corporation (ExCal), an inactive company (collectively, the Company). All significant intercompany transactions have been eliminated in consolidation.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management believes that the estimates are reasonable.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of financial instruments approximated their carrying values at December 31, 2000. The financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, long-term and other debt.

    CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

    The Company considers highly liquid investments with a remaining maturity of 90 days or less from the purchase date to be cash equivalents.

    Restricted cash includes short-term certificates of deposit (see Note 7) and unredeemed winning tickets from its racing operations.

                             MTR GAMING GROUP, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVENTORIES

    Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories consist primarily of linens and uniforms.

    DEFERRED FINANCING COSTS

    Deferred financing costs are amortized over the terms of the related debt and are reflected as interest expense in the accompanying consolidated statement of operations. Amortization expense amounted to $215,000, $462,000 and $508,000 for the years ended December 31, 2000, 1999, and 1998, respectively. During the year ended December 31, 1999, the Company wrote off the remaining deferred financing costs in connection with debt that had been refinanced in 1999 (see
Note 6), which is included as an extraordinary loss on extinguishment of debt in the accompanying consolidated statement of operations.

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

    Interest is capitalized to construction in progress based on the product resulting from applying the Company's cost of borrowing rate to qualifying assets. Interest capitalized in 2000, 1999, and 1998 was $1,308,000, $444,000,
and $132,000, respectively.

    EXCESS OF COST OF INVESTMENTS OVER NET ASSETS ACQUIRED

    The excess of cost of investments over net assets acquired (goodwill) is amortized on a straight-line basis over the expected periods to be benefited, which is over an expected fifteen-year life. Amortization expense included in the accompanying consolidated statements of operations was $252,000 for each of the years ended December 31, 2000, 1999, and 1998. The Company evaluates impairment whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. Management of the Company assesses the recoverability of the goodwill by determining whether the amortization over the remaining expected life can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value (projected discounted cash flows) and is charged to operations in the period in which such impairment is determined by management. To date, management has not identified any impairment.

    REVENUE RECOGNITION

    Revenues from video lottery represent the net win earned on video slot, poker, keno or blackjack wagers. Net win is the difference between wagers placed and winning payouts to patrons, and is recorded at the time wagers are made.

                             MTR GAMING GROUP, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company recognizes revenues from pari mutuel commissions earned from thoroughbred racing, and importing of simulcast signals from other race tracks at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by the West Virginia State Racing Commission (the Racing Commission). Such revenues are shown net of the taxes assessed by state and local agencies, as well as purses and contract amounts paid to the Horsemen's Benevolent Protection Association (the HBPA), the exclusive authorized bargaining representative for all thoroughbred horse owners who participate in live races at Mountaineer Park. The Company recognizes revenues from fees earned through the exporting of simulcast signals to other race tracks at the time wagers are made. Such fees are based upon a predetermined percentage of handle as contracted with the other race tracks.

    Revenues from food and beverage are recognized at the time of sale and revenues from lodging are recognized on the date of stay.

    Other revenues consist primarily of fees earned from activities ancillary to the Company's racing and gaming activities. Such revenues are recorded at the time services are rendered or sales are made.

    PROMOTIONAL ALLOWANCES

    Revenue does not include the retail amount of rooms, food, and beverage provided gratuitously to customers, which was $1,925,000 in 2000. There were no significant promotional allowances in 1999 or 1998.

    STOCK-BASED COMPENSATION

    The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS
No. 123). SFAS No. 123 permits the Company to continue accounting for stock-based compensation as set forth in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB Opinion No. 25), provided the Company discloses the pro forma effect on net income of adopting the full provisions of SFAS No. 123. Accordingly, the Company continues to account for stock-based compensation under APB Opinion No. 25 and has provided the required pro forma disclosures.

    ADVERTISING

    Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998 was $9,686,000, $4,968,000 and
$3,050,000, respectively, net of advertising grants received from the State of West Virginia of $637,000, $196,000 and $560,000 for the years ended
December 31, 2000, 1999 and 1998, respectively.

    INCOME TAXES

    The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES (SFAS
No. 109). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between bases used for financial reporting and income tax reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize

                             MTR GAMING GROUP, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) tax assets through future operations. The Company and its subsidiaries file a consolidated federal income tax return.

    EARNINGS PER SHARE

    Basic earnings per share (EPS) is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities and is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

    The following tables illustrate the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net income per share from continuing operations computations.

                                                            FOR THE YEAR ENDED DECEMBER 31, 2000
                                                           ---------------------------------------
                                                             INCOME         SHARES       PER SHARE
                                                           (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                           -----------   -------------   ---------
Basic EPS--
  Net income from continuing operations available to
    common shareholders..................................  $15,061,000     21,839,426      $0.69

Effect of dilutive securities--
  Warrants and options...................................           --      3,511,443         --
                                                           -----------     ----------      -----

Dilutive EPS--
  Net income from continuing operations available to
    common shareholders plus assumed conversions.........  $15,061,000     25,350,869      $0.59
                                                           ===========     ==========      =====

                                                            FOR THE YEAR ENDED DECEMBER 31, 1999
                                                           ---------------------------------------
                                                             INCOME         SHARES       PER SHARE
                                                           (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                           -----------   -------------   ---------
Basic EPS--
  Net income from continuing operations available to
    common shareholders..................................  $ 6,995,000     21,029,073      $0.33

Effect of dilutive securities--
  Warrants and options...................................           --      3,712,475         --
                                                           -----------     ----------      -----

Dilutive EPS--
  Net income from continuing operations available to
    common shareholders plus assumed conversions.........  $ 6,995,000     24,741,548      $0.28
                                                           ===========     ==========      =====

                             MTR GAMING GROUP, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                            FOR THE YEAR ENDED DECEMBER 31, 1998
                                                           ---------------------------------------
                                                             INCOME         SHARES       PER SHARE
                                                           (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                           -----------   -------------   ---------
Basic EPS--
  Net income from continuing operations available to
    common shareholders..................................  $10,423,000     20,292,751      $0.51

Effect of dilutive securities--
  Warrants and options...................................           --      3,153,484         --
                                                           -----------     ----------      -----

Dilutive EPS--
  Net income from continuing operations available to
    common shareholders plus assumed conversions.........  $10,423,000     23,446,235      $0.44
                                                           ===========     ==========      =====

    The above dilutive EPS calculations do not include 235,000, 360,000 and 350,000 of potential dilutive securities for the years ended December 31, 2000, 1999 and 1998, respectively, because they were antidulitive.

    NEW ACCOUNTING PRONOUNCEMENTS

Derivatives

    Financial Accounting Standards Board (FASB) Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued in June 1998, and amended in June 2000, pursuant to FASB Statement No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES: AN AMENDMENT OF FASB
NO. 133. These statements establish accounting and reporting standards requiring the fair value of all derivative instruments to be recognized as either assets or liabilities in the statement of financial position. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

    The Company has adopted the new accounting pronouncements effective
January 1, 2001. The Company has entered into an interest rate cap agreement to manage interest rate risk and to lower its cost of borrowing. The effect of adoption of the new accounting pronouncement was not material to the Company's results of operations or financial position.

Revenue Recognition

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Although SAB 101 does not change existing accounting rules on revenue recognition, changes in accounting to apply the guidance in SAB 101 may be accounted for as a change in accounting principle. The effect of adopting the provisions of SAB 101 did not have a material impact on the Company's results of operations or financial condition.

                             MTR GAMING GROUP, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECLASSIFICATIONS

    Certain reclassifications have been made to the 1999 and 1998 consolidated financial statement presentation to conform to the 2000 presentation.

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

    WEST VIRGINIA RACING AND GAMING REGULATION

    The Company's operations at Mountaineer Park are subject to regulation by the Racing Commission under the West Virginia Racing Act, and by the West Virginia State Lottery Commission (Lottery Commission) under the West Virginia Racetrack Video Lottery Act (Lottery Act).

    The powers and responsibilities of the Racing Commission include, among other things, (i) granting permission annually to maintain racing licenses and schedule race meets, (ii) approving

                             MTR GAMING GROUP, INC.

3. RISKS AND UNCERTAINTIES (CONTINUED)
simulcasting activities, (iii) licensing all officers, directors, racing officials and certain other employees of the Company and (iv) approving all contracts entered into by the Company affecting racing and pari-mutuel wagering operations. Such powers and responsibilities extend to the approval and/or oversight of all aspects of racing and pari-mutuel wagering operations. The Company has received all necessary approvals to conduct its current operations at Mountaineer Park; however, such approvals are subject to renewal and approval annually. The failure to receive or retain approvals or renewals of approvals, or a delay in receiving such approvals and renewals, could cause the reduction or suspension of racing and pari-mutuel wagering, as well as of video slot operations, at Mountaineer Park and could have a material adverse effect upon the Company's business, financial condition and results of operations.

    Pursuant to the Lottery Act, West Virginia horse racetracks licensed prior to January 1, 1994 and which conduct a minimum number of days of live racing, may apply for an annual license to operate video slots at its racetrack. The Lottery Act likewise requires that the operator of Mountaineer Park be subject to a written agreement with the horse owners, breeders and trainers who race horses at that facility in order to conduct video slot operations. The Company is party to the requisite agreement with the HBPA, which expires on December 31, 2003. The Lottery Act also requires that the operator of Mountaineer Park be subject to a written agreement with the pari-mutuel clerks in order to operate video slots. The Company is party to the requisite agreement with its pari-mutuel clerks which expires on November 30, 2002. The absence of an agreement with the HBPA or the pari-mutuel clerks at Mountaineer Park, or the termination or nonrenewal of such agreements, would have a material adverse effect on the Company's business, financial condition and results of operations. The Lottery Commission has broad powers to approve and monitor all operations of the video lottery terminals, the specification of the terminals and the interface between the terminals and the West Virginia Central Lottery System. In addition, the Lottery Commission licenses all persons who control the licensed entity or are key personnel of the video lottery operation to ensure their integrity and absence of any criminal involvement.

    Pursuant to both the Racing Commission's and Lottery Commission's regulatory authority, the Company may be investigated by either body at virtually any time. Accordingly, the Company must comply with all gaming laws at all times. Should either body consider the Company to be in violation of any of the applicable laws or regulations, each has the plenary authority to suspend or rescind the Company's licenses. While the Company has no knowledge of any noncompliance, and believes that it is in full compliance with all relevant regulations, should the Company fail to comply, its business would be materially adversely effected.

    NEVADA GAMING REGULATION

    The Company has obtained the necessary licenses from the State of Nevada to operate both of the Nevada properties' casinos. The laws, regulations, and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things:
(i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent

                             MTR GAMING GROUP, INC.

3. RISKS AND UNCERTAINTIES (CONTINUED)
practices; and (v) to provide a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations, and procedures could have an adverse effect on the operations of the Company.

    In order to operate nonrestricted gaming in Nevada, Speakeasy-Las Vegas and Speakeasy-Reno are required to be licensed as operators of a casino by the Nevada Gaming Authorities. A gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation (Registered Corporation) and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, Speakeasy-Las Vegas and Speakeasy-Reno without first obtaining licenses and approvals from the Nevada Gaming Authorities.

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

    IMPACT OF RESORT HOTEL LEGISLATION

    The locations upon which Speakeasy-Las Vegas and Speakeasy-Reno are located are subject to legislation passed in 1991 by the Nevada Legislature which is commonly referred to as the Resort Hotel Legislation. The key portions of this legislation essentially provide that the Nevada Commission shall not approve a nonrestricted gaming license for an establishment located in either Clark County or Washoe County, Nevada, unless the establishment is a resort hotel, as defined. A county, city or town may require resort hotels to meet standards in addition to those required by the Nevada Legislature as a condition to issuance of a gaming license by the particular county, city or town. Unless gaming were to be abandoned, the locations owned by Speakeasy-Las Vegas and Speakeasy-Reno are exempt from the Resort Hotel Legislation because these locations have held nonrestricted gaming licenses prior to the enactment of the legislation. The failure to keep the grandfathered exemptions to the Resort Hotel Legislation and the local regulations governing resort hotels would have a material adverse effect on the Company.

    POLITICAL CLIMATE

    The Company's ability to remain in the gaming business depends on the continued political acceptability of gaming activities to both the public and state governmental officials. In addition, the gaming laws impose high tax rates, and fixed pari-mutuel commission rates which, if altered, may diminish the Company's profitability. Management is aware of nothing to indicate that West Virginia and Nevada state officials will change their policies toward gaming activities, particularly video lottery

                             MTR GAMING GROUP, INC.

3. RISKS AND UNCERTAINTIES (CONTINUED)
gaming; however, there are no assurances that such policies will not be changed. Any substantial unfavorable change in the enabling laws or tax rates on gaming revenues could make the Company's business substantially more onerous, less profitable or illegal, which would have a material adverse effect on the Company's business.

    In August 1996, the United States Congress passed legislation, which President Clinton signed, creating the National Gambling Impact and Policy Commission (the "Policy Commission") to conduct a comprehensive study of all matters relating to the economic and social impact of gaming in the United States. The legislation provided that, not later than two years after the enactment of such legislation, the Policy Commission must issue a report to the President and to Congress containing its findings and conclusions, together with recommendations for legislation and administrative actions. That report with accompanying recommendations was issued on June 18, 1999. Those recommendations include, among others, the statement that states should refuse to allow the introduction of casino-style gambling in pari-mutuel facilities for (i) the primary purpose of saving a pari-mutuel facility that the market has determined no longer serves the community; or (ii) for the purpose of competing with other forms of gambling. If such recommendations were enacted into law, it could adversely impact the gaming industry and have a material adverse effect on the Company's business and operations. The Company is unable to predict whether this study will result in law that would impose additional regulations on gaming industry operators, including the Company.

    COMPETITION

    The Company faces substantial competition in each of the markets in which its gaming facilities are located. Some of the competitors have significantly greater name recognition and financial and marketing resources than the Company. Such competition results, in part, from the geographic concentration of competitors. All of the Company's gaming operations primarily compete with other gaming operations in their geographic areas. New expansion and development activity is occurring in each of the relevant markets, which may be expected to intensify competitive pressures. All of the Company's gaming operations also compete to a lesser extent with operations in other locations, including Native American lands, riverboats and cruise ships, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, on- and off-track wagering, high-stakes bingo and card parlors. Several states have considered legalized casino gaming and others may in the future. Legalization of large-scale, unlimited casino gaming in or near any major metropolitan area or increased gaming in other areas could have a material adverse effect on the business of any or all of the Company's gaming facilities. In March 2000, California voters passed a proposition to permit Indian tribes to conduct and operate slot machine, lottery games and banked and percentage card games on Indian lands. The Nevada properties could be adversely impacted as a result of this increased competition.

    ENVIRONMENTAL REGULATIONS

    Generally, the Company and its subsidiaries are subject to a variety of federal, state and local governmental laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. While the Company believes that it and its subsidiaries are presently in material compliance with all environmental laws, failure to comply with such laws could result in the imposition of severe penalties or restrictions on operations by government agencies or courts that could adversely affect operations. In addition, although the Company is not aware of any environmental contamination

                             MTR GAMING GROUP, INC.

3. RISKS AND UNCERTAINTIES (CONTINUED)
at its properties (with the exception of a discharge from an underground storage tank at Mountaineer Park which is (i) subject to a state-approved plan of redemption and (ii) not considered material), it has not conducted exhaustive environmental investigations of all such properties. The Company does not have insurance to cover environmental liabilities, if any, other than certain coverage limited to its Reno property.

4. ACQUISITIONS

    SPEAKEASY-LAS VEGAS AND SPEAKEASY-RENO

    Speakeasy-Las Vegas consummated the purchase on May 5, 1998 of the Cheyenne Hotel & Casino, in North Las Vegas, Nevada for approximately $5.5 million. Speakeasy-Reno consummated the purchase from an entity under common control with its then primary lender and stockholder of the Company on May 5, 1998 of the Reno Ramada in Reno, Nevada for approximately $8 million. The Company financed these acquisitions via new debt of $11,915,000, including a $150,000 loan fee (see Note 6), and cash of approximately $2,082,000, including direct acquisition costs of approximately $347,000.

    These asset acquisitions were accounted for as purchases, and accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The purchase price, including direct acquisition costs, approximated the estimated fair values of the net assets acquired.

    The consolidated statement of operations for the year ended December 31, 1998 does not include any revenues or expenses related to these acquisitions prior to their closing dates. The unaudited proforma results of operations for the year ended December 31, 1998, assuming these acquisitions had occurred on January 1, 1998, are as follows:

Total revenues..............................................  $83,353,000
Net income..................................................  $ 6,794,000
Net income per share--basic.................................  $      0.33
Net income per share--assuming dilution.....................  $      0.29

    These pro forma consolidated results of operations have been presented for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 1998 or which may result in the future.

    PURCHASE OF 350-ACRE PROPERTY

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

    ACQUISITION OF LAND ADJACENT TO THE SPEAKEASY-LAS VEGAS

    On November 2, 1998, Speakeasy-Las Vegas completed the acquisition of a half-acre parcel of real property located adjacent to the Speedway Hotel and Casino for the sum of $120,000. This property was acquired to augment the grounds surrounding the Speedway Hotel and Casino and is to be utilized, primarily, to provide the additional parking required by local authorities and needed to accommodate the expansion of parking and operations at that location.

                             MTR GAMING GROUP, INC.

4. ACQUISITIONS (CONTINUED)

    ACQUISITION OF GOLF COURSE

    The Company acquired, during January 1999, an 18-hole golf course, including real property, improvements, personal property and equipment, located approximately seven miles from the Company's Mountaineer Race Track & Gaming Resort. The purchase price was approximately $841,000 which was satisfied by the issuance of a promissory note of $603,000 (interest only at 8% per annum, all due and payable after five years), the assumptions of bank debt of $158,000, the assumption of the payable of $52,000 and cash of $29,000 (see Note 6).

    ACQUISITION OF LAND ADJACENT TO WOODVIEW GOLF COURSE

    During 2000, the Company acquired three parcels of real property located adjacent to and for purposes of augmenting the grounds of the Woodview Golf Course for the sum of $233,000.

5. PROPERTY AND EQUIPMENT

    At December 31, property and equipment consist of the following:

                                                        2000          1999
                                                     -----------   -----------
Land...............................................  $ 5,392,000   $ 5,159,000
Building and improvements..........................   59,151,000    34,916,000
Equipment (Note 7).................................   25,646,000    14,230,000
Furniture and fixtures.............................   11,342,000    10,181,000
Construction in progress...........................    9,350,000     2,999,000
                                                     -----------   -----------
                                                     110,881,000    67,485,000

Less accumulated depreciation......................  (20,380,000)  (14,729,000)
                                                     -----------   -----------
                                                     $90,501,000   $52,756,000
                                                     ===========   ===========

    Depreciation expense charged to operations related to property and equipment during the years ended December 31, 2000, 1999 and 1998 was $5,651,000, $4,796,000 and $3,570,000, respectively.

6. LONG-TERM DEBT AND CAPITAL LEASES

    Long-term debt at December 31 is summarized as follows:

                                                        2000          1999
                                                     -----------   -----------
Credit agreement...................................  $55,024,000   $30,000,000
Video lottery terminals agreement..................           --       542,000
Unsecured loan.....................................           --     2,792,000
Promissory note....................................      603,000       603,000
Term debt..........................................      127,000       141,000
Other notes payable................................      601,000       313,000
                                                     -----------   -----------
                                                      56,355,000    34,391,000
Less current portion...............................     (334,000)   (7,982,000)
                                                     -----------   -----------
Long-term portion..................................  $56,021,000   $26,409,000
                                                     ===========   ===========

                             MTR GAMING GROUP, INC.

6. LONG-TERM DEBT AND CAPITAL LEASES (CONTINUED)
    CREDIT AGREEMENT

    On August 15, 2000, MTR Gaming Group, Inc. and its operating subsidiaries, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc. and Speakeasy Gaming of Reno, Inc., entered into an Amended and Restated Credit Agreement (Credit Agreement) with a syndication of lenders led by Wells Fargo Bank, National Association (Wells Fargo) to fully amend and restate an existing credit agreement with Wells Fargo dated December 30, 1999 that had been amended in July 2000.

    The Credit Agreement increased the original credit line to $60 million and provides for a $60 million balloon payment at the end of a five-year term. The Company may elect on each draw either an interest rate based upon the higher of the Prime Rate or Federal Funds Rate plus a margin of 0.25 to 1.25% depending upon the Company's leverage ratio (Base Rate Loan) or the London Interbank Offered Rate (LIBOR) plus a margin of 1.50% to 2.50%, depending on the Company's leverage ratio (LIBOR loan). Each LIBOR loan must be at least five million dollars (with minimum increments of one million dollars) and no more than five LIBOR loans can be outstanding at any one time. Interest on each Base Rate Loan is due monthly. For each LIBOR loan, the Company elects an interest period of either 1, 2, 3, or 6 months. At December 31, 2000, the Company had $24,000 of Base Rate Loans and $55,000,000 of LIBOR loans outstanding with interest rates ranging from 8.875% to 9.0625%. Amounts prepaid over and above such reductions can be reborrowed, subject to a commitment fee ranging from 0.375% to 0.50% depending upon the leverage ratio.

    The Credit Agreement evidencing the loan contains customary affirmative and negative covenants and events of default, as defined. Under the Credit Agreement, the Company will also spend between a minimum 2% and a maximum 6% of gross revenues derived from the previous fiscal year on maintenance of the Company's properties. Substantially all of the Company's assets and those of its operating subsidiaries, including the stock of the operating subsidiaries, are pledged as security for repayment of the loans made under the Credit Agreement.

    In October 2000, as required by the Credit Agreement, the Company entered into an Interest Rate Cap Agreement with Wells Fargo at a cost of $214,750. The agreement caps the Company's interest rate under the Credit Agreement at 7.5% (plus the applicable margin) with respect to $30 million of principal. Prior to the adoption of FASB No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, the cost of this interest rate hedge product was being amortized over the term of the Cap Agreement, which expires on December 31, 2003, and is included with interest expense.

    OTHER NOTES PAYABLE

    In November 1998, Mountaineer Park entered into an agreement to purchase 200 video lottery terminals, at which time the 200 previously leased terminals were returned to the lessor without penalty. Under the terms of the agreement, Mountaineer Park is required to make 24 monthly payments of $56,208 through October 2000. The agreement, which is secured by the video lottery terminals, is noninterest bearing and therefore, was discounted at a rate of 8%. As of December 31, 2000 and 1999, the remaining balance on this agreement was $-0- and $542,000, net of a discount in 1999 of approximately $20,000, respectively.

    In December 1999, Mountaineer Park obtained an unsecured loan in the amount of $2,792,000. The loan was due January 31, 2000 and bore interest at 9.5%. On January 27, 2000, this unsecured

                             MTR GAMING GROUP, INC.

6. LONG-TERM DEBT AND CAPITAL LEASES (CONTINUED) loan became part of a newly established leasing line of credit, which is discussed in the Capital Leases section below.

    In January 1999, in connection with the acquisition of an 18-hole golf course, the Company issued a promissory note for $603,000, bearing interest at 8% per annum due monthly, principal due January 20, 2004, which is secured by the property. Additionally, the Company assumed approximately $158,000 of term debt. The term debt, with interest at 10%, is being repaid with monthly principal and interest payments of $2,466 through August 2006. As of December 31, 2000 and 1999, there was $127,000 and $141,000, respectively, outstanding under the promissory note and term debt.

    CAPITAL LEASES

    On January 27, 2000, Mountaineer Park entered into a three-year senior line of credit for the principal amount of up to $8 million with PNC Leasing, LLC
(PNC), a subsidiary of PNC Bank, National Association (the PNC Financing), effective January 31, 2000. The proceeds of this line of credit are to be used to lease equipment for video lottery operations at the Mountaineer Racetrack Gaming Resort in West Virginia. The initial draw at closing was $2,792,000 and has been applied to the sale/leaseback of 400 video lottery machines previously purchased by Mountaineer Park with an unsecured loan in December 1999. The interest rate for the PNC Financing will be fixed at the time of each draw, and is tied to the prime rate at the Federal Reserve Bank of Cleveland on that day, plus a margin of 1%. The interest rate for the $2,792,000 drawn at closing was 9.969%. In September 2000, Mountaineer Park drew an additional $3,248,000 at an interest rate of 9.348% to lease 332 video lottery machines. At December 31, 2000, the balance outstanding on the line of credit was $4,849,000.

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

    During 2000, the Company entered into capital lease arrangements with PDS Financial Corporation--Nevada (PDS) to finance the acquisition of 248 video lottery terminals at its Nevada properties for $1,414,000. The capital lease arrangements are pursuant to master lease arrangements the Company has entered into with PDS with interest rates ranging from 9% to 9.99% on current year leases.

    Property, plant and equipment at December 31, 2000 and 1999 include the following amounts for capitalized leases:

                                                         2000          1999
                                                      -----------   ----------
Building improvements...............................  $        --   $  298,000
Equipment...........................................   10,438,000    1,519,000
                                                      -----------   ----------
                                                       10,438,000    1,817,000
Less allowance for depreciation.....................   (1,225,000)     (96,000)
                                                      -----------   ----------
                                                      $ 9,213,000   $1,721,000
                                                      ===========   ==========

                             MTR GAMING GROUP, INC.

6. LONG-TERM DEBT AND CAPITAL LEASES (CONTINUED)
    The consolidated statement of cash flows for the year ended December 31, 2000 excludes capital lease non-cash transactions of $4,927,000.

    ANNUAL COMMITMENTS

    Future annual principal payments under all debt and capital lease agreements as of December 31, 2000 are as follows:

                                                      LONG-TERM      CAPITAL
                                                        DEBT         LEASES
                                                     -----------   -----------
2001...............................................  $   334,000   $ 3,798,000
2002...............................................      303,000     3,184,000
2003...............................................       21,000       922,000
2004...............................................      627,000        21,000
Thereafter.........................................   55,070,000            --
                                                     -----------   -----------
Total long-term debt/minimum lease payments........  $56,355,000     7,925,000
                                                     ===========
Less amount representing interest..................                   (807,000)
                                                                   -----------
Present value of future minimum lease payments.....                  7,118,000
Less current maturities of capital lease
  obligations......................................                 (3,269,000)
                                                                   -----------
Capital lease obligations..........................                $ 3,849,000
                                                                   ===========

7. COMMITMENTS AND CONTINGENCIES

    MOUNTAINEER BOND REQUIREMENTS

    Mountaineer Park is required to maintain bonds in the aggregate amount of $340,000, as of December 31, 2000, for the benefit of the Lottery Commission through June 30, 2001. The bonding requirements have been satisfied via the issuance of surety bonds and certificates of deposit securing letters of credit, each of which is collateralized by certain bank deposits.

    VIDEO LOTTERY SOFTWARE

    The Company and other West Virginia race tracks have contracted with a vendor to replace the central communication package that allows communication between the video lottery terminals on site and the Lottery Commission's system in Charleston, West Virginia with an upgraded system that includes other enhancements of the video lottery program. The Lottery Commission approved the contract on June 25, 1999. Installation of the system should be completed in 2001. The upgrade will cost Mountaineer Park approximately $1.7 million of which approximately $1,242,000 has been incurred as of December 31, 2000. Upon completion in 2001, the remaining $458,000 will be paid.

    TOTALISATOR SYSTEM OPERATING LEASE

    The Company leases its Totalisator system under an amended operating lease dated November 28, 1995. Under the amended lease terms, the Company must pay the greater of $1,000 per live race performance or 0.55% of the live racing handle. In addition, the Company must pay the greater of $300 per live race day ($550 if no live race performance) per simulcast race day or 0.55% of the

                             MTR GAMING GROUP, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED) simulcast racing handle. The lease agreement was amended in 2000 to extend the expiration date to October 2005. For the years ended December 31, 2000, 1999 and 1998, the rent expense under the lease was approximately $435,000, $476,000 and $454,000, respectively, which is included in cost of pari-mutuel revenue in the accompanying consolidated statements of operations.

    VIDEO LOTTERY TERMINALS OPERATING LEASES

    The Company leases 469 video lottery terminals under operating leases that expire through April 2001. For the years ended December 31, 2000, 1999 and 1998, total video lottery rental expense was approximately $1,288,000, $1,982,000 and $1,416,000, respectively, which is included in costs of gaming in the accompanying consolidated statements of operations.

    The Company also leased 100 progressive video lottery terminals through June 30, 2000. The weekly lease payments on these 100 progressive video lottery terminals was equal to 9% of the "Gross Terminal Income," as defined. The Company made lease payments totaling approximately $166,000 and $408,000 in 2000 and 1999, respectively, pursuant to this agreement.

    PHOTOFINISH SYSTEM OPERATING LEASE

    Mountaineer Park leases its timing and photofinish equipment under an operating lease at a cost of $235 per live race day. The lease agreement expires in May 2002. The Company made lease payments totaling $47,000 in 2000, $43,000 in 1999 and $47,000 in 1998.

    RACING VIDEOTAPE SYSTEM OPERATING LEASE

    The Company leases its videotape and closed circuit television equipment at a minimum cost of $400 per live race day and $125 per simulcast race day under an operating lease expiring in October 2002. In addition, the lease calls for incremental daily payments if more than one simulcast program is offered on any particular day, under the following tiered schedule: $65 for a second simulcast program, a total of $35 for a third and/or fourth program, and $65 for a fifth program. Rental payments made pursuant to this lease for the years ended December 31, 2000, 1999 and 1998 were approximately $264,000, $225,000 and
$297,000, respectively.

    FUTURE MINIMUM LEASE PAYMENTS

    Future annual minimum payments under all material operating leases as of December 31, 2000 are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
2001........................................................  $1,356,000
2002........................................................   1,039,000
2003........................................................     686,000
2004........................................................     553,000
2005........................................................     492,000

                             MTR GAMING GROUP, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    LITIGATION

    The Company is party to various lawsuits which have arisen in the normal course of its business. The liability, if any, arising from unfavorable outcomes of lawsuits is presently unknown.

    PENSION PLAN

    Mountaineer Park has a qualified defined contribution plan covering substantially all of its employees (the "Plan"). The Plan was ratified retroactively on March 18, 1994 by the legislature of the State of West Virginia. The Plan contributions are based on .25% of the race track and simulcast wagering handles, and approximately 0.5% of the net revenues of video lottery activities beginning March 18, 1994. Contributions to the Plan for the years 2000, 1999, and 1998 were $700,000, $474,000 and $451,000, respectively.

    UNDEVELOPED LAND

    On June 22, 1999, Mountaineer Park entered into agreements to purchase for $583,000 approximately 287.65 acres of real property (including two buildings) previously subject to an October 7, 1997 option and located adjacent to its Hancock County, West Virginia operation. Mountaineer Park previously paid $100,000 for an irrevocable option to acquire the land. Subject to resolution of certain title issues, Mountaineer Park intends to close the purchases, which call for payment to be made in the form of a $200,000 cash payment at closing and a $383,000 term note bearing interest at 9% payable over five years.

    OFFICER EMPLOYMENT AGREEMENT AND DEFERRED COMPENSATION AGREEMENT

    The Company entered into a new employment agreement dated February 1999 with its President and CEO (the "Officer"). The agreement was to be for a term of five (5) years ending January 31, 2004, calls for an annual base salary of $450,000 (subject to automatic annual cost of living increases of 5%), semi-annual cash bonuses of $50,000, and a performance bonus for each year equal to 1% of the gross operating revenue increase over 1998 operating revenue (provided, however, that EBITDA, as defined, exceeds 1998 EBITDA). The Company also entered into a deferred compensation agreement dated January 1999 whereby the Company has purchased a life insurance policy on the Officer's life (face amount of $2,250,000 and annual premium of $100,000). The owner of the policy is the Company. The Officer will also be entitled, after the Company recoups the aggregate premiums paid, to an annual benefit, as defined, upon retirement, death or termination out of the cash value of the insurance policy.

    In April 2000, in order to make the agreement at least coextensive with the Company's long-term debt facility (which requires a key-man life insurance policy on the Officer's life), this employment agreement was amended to extend the term of the agreement through December 31, 2004. The amendment also provides that the performance bonus to be earned for calendar year 2004 will be equal to 1% of 2004 gross operating revenue to the extent it exceeds 1999 operating revenue.

    The agreement provides that the Officer shall be entitled, at the Company's expense, to lease living and/or office quarters for himself and the Company in the State of Nevada and, if necessary, in any other state or jurisdiction in which the Company commences business operations after February 1, 1999 or in any other state or jurisdiction in which the Company is pursuing substantial business

                             MTR GAMING GROUP, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED) opportunities such that the Officer is required, as a practical matter, to spend a substantial portion of his time in such jurisdiction. The expense incurred for living and/or office quarters shall be reasonable and shall be paid directly by the Company, or at Officer's election, reimbursed by the Company.

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

    In the event that the termination of the Officer's period of employment occurs after there has been a change of control of the Company, as defined, and
(i) the termination is not for cause or by reason of the death or physical or mental disability of the Officer or (ii) the Officer terminates his employment for good reason, as defined in the agreement, then the Officer will have the right to receive within thirty days of the termination, a sum that is three times his annual base salary.

    In March of 2001, the Company's president irrevocably waived the year 2000 performance bonus of $875,000 that would have been due under the employment agreement in exchange for $250,000 and the Company's promise to negotiate in good faith to conclude a new employment agreement during the first quarter of 2001. Although a definitive agreement has not yet been concluded, it is contemplated that the Company and its president will enter a new five-year agreement that will provide for, among other things, a performance bonus due at the end of the five-year term based on a number of factors including increases in EBITDA, earnings per share, market price of the Company's common stock, and revenue.

    OTHER EMPLOYMENT AGREEMENTS AND DEFERRED COMPENSATION AGREEMENTS

    The Company entered into various other employment agreements during 2000 and 1999 with other employees. The Company also entered into two additional deferred compensation agreements dated June 1999 whereby the Company has purchased life insurance policies on these two employees' lives (aggregate face amount of $1,618,000 and aggregate annual premiums of $50,000). The owner of the policies is the Company. The employees will also be entitled, after the Company recoups the aggregate premiums paid, to an annual benefit, as defined, upon retirement, death or termination out of the cash value of the insurance policies.

    DIRECTOR AGREEMENTS

    On February 18, 1998, the Company entered into separate agreements with two new directors to provide certain compensation for their services on the Company's Board of Directors. Specifically, each agreement provided for:
(i) the grant of options to purchase 25,000 shares of common stock of the Company for each year of service; (ii) the registration by the Company, at its sole cost, of the shares underlying such options by including such shares in any registration statement the Company determines to file with the Securities and Exchange Commission with respect to employee compensation; (iii) the adjustment of the terms of such options in certain events as set forth in the agreement; and (iv) a fee

                             MTR GAMING GROUP, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED) of $2,500 for each regular meeting of the Board, audit committee or shareholders' meetings attended and reimbursement of expenses for travel, food and lodging incurred in attending such meetings.

8. RELATED PARTY TRANSACTIONS

    One of the Company's directors, who is also a shareholder, is a member of the Company's outside legal firm. The Company paid legal fees to that law firm during 2000, 1999 and 1998 totaling approximately $771,000, $592,000 and $834,000, respectively.

9. SHAREHOLDERS' EQUITY

    LIMITATIONS ON DIVIDENDS

    Under the Company's and lender's credit agreement, the Company is prohibited from paying any dividends without the lender's consent. The Company currently intends to retain all earnings, if any, to finance and expand its operations. In addition, in 1999, pursuant to state laws, the Company was restricted from making dividends to its shareholders as a result of its accumulated deficit as of December 31, 1999.

    COMMON STOCK

    During 2000, the Company repurchased and retired 224,500 shares of its common stock in the open market for $1,352,000 pursuant to its approved
$3 million stock repurchase program.

    Stock options granted under the Company's 2000 Stock Incentive Plans and predecessor plans (Incentive Plans) have been and may be granted at not less than market prices on the dates of grant. Options granted under the Incentive Plans have a maximum term of ten years. Stock options granted under the Incentive Plans vest immediately. As of December 31, 2000, approximately 4,853,000 shares of common stock were reserved for future awards under the Incentive Plans.

    The consolidated statement of cash flows for the year ended December 31, 2000 excludes stockholder receivables for the issuance of common stock non-cash transactions of $786,000.

                             MTR GAMING GROUP, INC.

9. SHAREHOLDERS' EQUITY (CONTINUED)
    During each of the years in the three-year period ended December 31, 2000, stock option and warrant activity is as follows:

                                                                 EXERCISE PRICE RANGE   WEIGHTED AVERAGE
                                              NUMBER OF SHARES        PER SHARE          EXERCISE PRICE
                                              ----------------   --------------------   ----------------
Balance, January 1, 1998....................      6,932,247      $      0.01 - 8.00          $ 1.00
Granted.....................................      1,860,000             2.16 - 2.50            2.29
Canceled....................................       (145,000)                   3.00            3.00
Exercised...................................     (1,091,380)            0.01 - 1.22            1.03
                                                 ----------      --------------------        ------

Balance, December 31, 1998..................      7,555,867             0.01 - 4.88            1.60
Granted.....................................      1,485,000             2.00 - 4.00            2.40
Canceled....................................       (300,000)                   4.00            4.00
Exercised...................................       (490,260)            0.56 - 1.06            1.05
                                                 ----------      --------------------        ------

Balance, December 31, 1999..................      8,250,607      $      0.01 - 4.88          $ 1.69
Granted.....................................      1,540,000             2.50 - 6.25            2.91
Canceled....................................       (315,000)                   2.50            2.50
Exercised...................................     (1,150,000)            0.56 - 4.00            1.63
Expired.....................................        (15,000)                   4.00            4.00
                                                 ----------      --------------------        ------

Balance, December 31, 2000..................      8,310,607      $      0.01 - 6.25(1)       $ 1.82
                                                 ==========      ====================        ======

------------------------

(1) Includes options to purchase 20,000 shares of common stock at $0.01 per share. Weighted average fair value of options granted during 2000, 1999, and 1998 was $1.33, $1.00, and $1.14, respectively.

    The following summarizes information about the Company's stock options and warrants outstanding at December 31, 2000:

                                             WEIGHTED AVERAGE   WEIGHTED       NUMBER
                                                REMAINING       AVERAGE    EXERCISABLE AT   WEIGHTED
RANGE OF EXERCISE       NUMBER OUTSTANDING   CONTRACTUAL LIFE   EXERCISE    DECEMBER 31,    AVERAGE
PRICES                  DECEMBER 31, 2000        IN YEARS        PRICE          2000         PRICE
-----------------       ------------------   ----------------   --------   --------------   --------
    $0.01 to 0.80              45,000               0.5(1)       $0.45           45,000      $0.45
     1.06 to 1.50           3,925,607              0.90           1.12        3,925,607       1.12
     2.00 to 2.50           4,095,000              4.21           2.26        4,095,000       2.26
     3.00 to 3.38              10,000              3.75           3.38           10,000       3.38
     4.00 to 4.88              60,000                --(2)        4.88           60,000       4.88
     6.00 to 6.75             175,000              4.83           6.25           25,000       6.25
                            ---------                                         ---------
                            8,310,607                                         8,160,607
                            =========                                         =========

------------------------

(1) Excludes 20,000 options with no set expiration date.

(2) Excludes 60,000 options with no set expiration date.

                             MTR GAMING GROUP, INC.

9. SHAREHOLDERS' EQUITY (CONTINUED)
    PRO FORMA STOCK OPTION INFORMATION

    Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS No. 123, rather than the method pursuant to APB Opinion No. 25. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2000, 1999 and 1998: risk-free rates of between 5.8% and 7.2%; dividend yield of 0%; expected life of the options of between 9 and 60 months; and volatility factors of the expected market price of the Company's common stock of between 50% and 68%.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

PRO FORMAS FOR THE YEARS ENDED DECEMBER 31,                  2000          1999         1998
-------------------------------------------               -----------   ----------   ----------
Net income:
  As reported...........................................  $15,061,000   $6,239,000   $7,688,000
  Pro forma.............................................  $14,181,000   $4,765,000   $5,611,000
Net income per share, assuming dilution:
  As reported...........................................        $0.59        $0.25        $0.33
  Pro forma.............................................        $0.56        $0.19        $0.24

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

    During October 1998, the Company transferred all of its right, title and interest in its oil and gas interests to SABAL Corp. (SABAL), in exchange for an assignment of production payment in the amount of $2,500,000 (the Production Payment). The Production Payment is payable out of a percentage of SABAL "s net revenue interest from oil and gas produced in its Michigan interests, as defined. The Production Payment bears interest at 3% annually and is due and payable in its entirety at the end of fifteen years. For as long as the Production Payment is outstanding, the Company can convert the Production Payment into and up to 25% of the common stock of SABAL on a fully diluted basis. The Production Payment is collateralized by all the assets and interests of SABAL. Because of the uncertainty of collection of the Production Payment, and the depressed oil market, in 1998, the

                             MTR GAMING GROUP, INC.

10. DISCONTINUED OPERATIONS (CONTINUED)
Company recorded a loss in connection with this exchange of approximately $2,735,000 (the net assets at the date of exchange), which has been presented as a loss on disposal of discontinued operations. To the extent that the Company realizes this asset in the future, such realization will be flowed through discontinued operations as a change in estimate. At December 31, 2000, the Company believes it is premature to recognizing any change in value given improving oil market conditions.

    In connection with the aforementioned transfer, the Company entered into a term loan agreement with SABAL whereby the Company would loan SABAL up to $500,000. The term loan was for a period of two years (interest only for the first six months, and 15% per annum thereafter) and was secured by SABAL's real and personal property and equipment related to its oil and gas interest in Michigan and Texas. As of December 31, 2000 and 1999, the Company had loaned to SABAL approximately $329,000.

11. INCOME TAXES

    The following summarizes the benefit for income taxes from continuing operations for the years ended December 31:

                                                              2000         1999         1998
                                                           ----------   ----------   -----------
Current
  Federal................................................  $5,400,000   $  159,000   $   114,000
  State..................................................          --      110,000            --
                                                           ----------   ----------   -----------
                                                            5,400,000      269,000       114,000

Deferred
  Federal................................................   2,562,000    3,678,000    (2,773,000)
  State..................................................          --           --            --
                                                           ----------   ----------   -----------
                                                            2,562,000    3,678,000    (2,773,000)
                                                           ----------   ----------   -----------
Provision (benefit) for income taxes.....................  $7,962,000   $3,947,000   $(2,659,000)
                                                           ==========   ==========   ===========

    A reconciliation of the expected statutory federal income tax provision from continuing operations to the benefit for income taxes for the years ended December 31:

                                                              2000         1999         1998
                                                           ----------   ----------   -----------
Provision for income taxes at a federal statutory rate of
  34%....................................................  $7,829,000   $3,720,000   $ 2,636,000
Increase (reduction) in income taxes resulting from:
Changes in the valuation allowance for deferred tax
  assets allocated to income tax benefit.................          --           --    (2,825,000)
Depreciation and amortization, not deductible for income
  tax purposes...........................................      63,000      148,000       148,000
Utilization of net operating loss carryforwards..........          --           --    (2,618,000)
Other....................................................      70,000       79,000            --
                                                           ----------   ----------   -----------
Provision (benefit) for income taxes.....................  $7,962,000   $3,947,000   $(2,659,000)
                                                           ==========   ==========   ===========

                             MTR GAMING GROUP, INC.

11. INCOME TAXES (CONTINUED)
    At December 31, 2000 and 1999, significant components of the Company's net deferred taxes are as follows:

                                                         2000          1999
                                                      -----------   ----------
Deferred tax assets:
  Net operating loss carryforwards..................  $        --   $1,178,000
  Depreciation......................................           --        4,000
  Deferred rent.....................................           --           --
  AMT credit........................................           --      445,000
  Reserves and allowances...........................       13,000      125,000
                                                      -----------   ----------
                                                           13,000    1,752,000

Less valuation allowance............................           --           --
Deferred tax liabilities:
  Tax basis of goodwill in excess of book...........     (847,000)    (943,000)
  Tax depreciation in excess of book................     (919,000)          --
                                                      -----------   ----------
Deferred tax liability..............................  $(1,766,000)  $ (943,000)
                                                      ===========   ==========

    The consolidated statement of cash flows for the year ended December 31, 2000 excludes $1,135,000 of tax benefit related to the exercise of non-qualified stock options.

12. GAMING OPERATIONS

    WEST VIRGINIA

    The Company derives revenue from the operation of video lottery games in the form of net win on the gross terminal income, or the total cash deposited into a video lottery terminal (VLT) less the value of credits cleared for winning redemption tickets. Pursuant to the Lottery Act, the Company's share of net win is fixed at 47% of the net win after deducting an administration fee of up to 4% of gross terminal revenues first paid to the State of West Virginia. The Company is subject to annual licensing requirements established by the Lottery Commission; its license has been renewed through June 30, 2001.

    Mountaineer Park offers video lottery gaming through 1,905 video lottery terminals located in the racetrack clubhouse, grandstand and Lodge of which 1,305 are leased.

    A summary of video lottery gross wagers, less winning patron payouts at Mountaineer Park, for the years ended December 31 is as follows:

                                                         2000            1999           1998
                                                    --------------   ------------   ------------
Total gross wagers................................  $1,028,786,000   $373,767,000   $240,164,000
Less winning patron payouts.......................    (887,141,000)  (278,435,000)  (171,172,000)
                                                    --------------   ------------   ------------
Video lottery revenues............................  $  141,645,000   $ 95,332,000   $ 68,992,000
                                                    ==============   ============   ============

    The Company pays an administrative fee to the Lottery Commission not to exceed 4% of video lottery terminal net revenues. After assessment of the administrative fee, the Company is obligated to

                             MTR GAMING GROUP, INC.

12. GAMING OPERATIONS (CONTINUED)
contribute legislatively designated amounts to various funds including two funds which directly or indirectly benefit the Company. These amounts are included in cost of video lottery terminals in the consolidated statements of operations.

    Amounts contributed to these funds for the years ended December 31 were as follows:

                                                           2000          1999          1998
                                                        -----------   -----------   -----------
HBPA purses...........................................  $21,695,000   $14,703,000   $10,511,000
Company pension plan..................................      700,000       474,000       339,000
West Virginia general fund............................   41,990,000    28,457,000    20,343,000
West Virginia Breeders' Classic fund..................    1,400,000       949,000       678,000
Hancock County general fund...........................    2,799,000     1,897,000     1,356,000
West Virginia tourism promotion fund..................    4,199,000     2,846,000     2,034,000
Miscellaneous state projects..........................    1,400,000       949,000       678,000
                                                        -----------   -----------   -----------
                                                        $74,183,000   $50,275,000   $35,939,000
                                                        ===========   ===========   ===========

    NEVADA

    During the years ended December 31, 2000 and 1999, the Company recorded approximately $6,245,000 and $620,000, respectively, in revenue from its Nevada properties.

13. RACING OPERATIONS

    The Company conducts thoroughbred horse racing at Mountaineer Race Track & Gaming Resort. Under West Virginia Horse Racing Law, the Company's commission revenue is a designated portion of the pari-mutuel wagering handle (amounts wagered).

    The Company is subject to annual licensing requirements established by the Racing Commission. The Company's license was renewed in November 2000, and will remain effective through December 30, 2001.

    Mountaineer Park executed an agreement with the HBPA, the exclusive authorized bargaining representative for all thoroughbred horse owners who participate in live races at Mountaineer Park, whereby Mountaineer Park contributes all purse funds earned by such horse owners, as well as compensation to the HBPA in an amount equal to 15.5% of the amount paid for purses, from proceeds of its live and simulcast racing and video lottery operations. The terms of the contract indicate that Mountaineer Park is required to conduct a minimum of 210 live racing events annually and provide for a minimum daily purse payment of $30,000. The contract expires on January 1, 2004.

    The Company's revenue from racing operations is derived mainly from commissions earned on pari-mutuel wagering on live races held at Mountaineer Park and on races conducted at other "host" racetracks and broadcast live (i.e., import simulcast) at Mountaineer Park. In pari-mutuel wagering, patrons bet against each other rather than against the operator of the facility or with preset odds. The dollars wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a "take-out" or gross commission, from which the racetrack pays state and county taxes and racing purses. The Company's pari-mutuel commission rates are fixed as a percentage of the

                             MTR GAMING GROUP, INC.

13. RACING OPERATIONS (CONTINUED)
total handle or amounts wagered. With respect to Mountaineer Park's live racing operations, such percentage is fixed by West Virginia law at three levels, 17.25%, 19% and 25%, depending on the complexity of the wager. The lower rate applies to wagering pools involving only win, place and show wagers, while the higher rates apply to pools involving wagers on specified multiple events, such as trifecta, quinella and perfecta wagers. With respect to simulcast racing operations, the Company generally has opted to apply the commission rates imposed by the jurisdictions of the host racetracks, as it may do with the consent of the Racing Commission. Such rates vary with each jurisdiction and may be more or less favorable than the live racing commission rates. Out of its gross commissions, the Company is required to distribute fixed percentages to its fund for the payment of regular purses (the "regular purse fund"), the State of West Virginia and Hancock County and, with respect to commissions derived from simulcast operations, Mountaineer Park's employee pension plan. After deducting state and county taxes and, with respect to simulcast commission, simulcast fees and expenses and employee pension plan contributions, approximately one-half of the remainder of the commissions are payable to the regular purse fund.

    Mountaineer Park also receives the "breakage," which is the odd cents by which the amounts payable on each dollar wagered in a pari-mutuel pool exceeds a multiple of ten cents. Breakage from simulcast wagers is generally allocated proportionately between the host racetrack and Mountaineer Park on the basis of the amounts wagered at their respective facilities.

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

    A summary of the pari-mutuel handle and deductions, including satellite off-track wagering, for the years ended December 31 are as follows:

                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Total pari-mutuel handle..............................  $81,486,000   $41,073,000   $43,811,000
Less patron's winning tickets and breakage............  (71,461,000)  (32,486,000)  (34,661,000)
                                                        -----------   -----------   -----------
                                                         10,025,000     8,587,000     9,150,000

Less:
  Pari-mutuel tax paid to:
    West Virginia and Hancock County..................     (500,000)     (485,000)     (494,000)
    Purses and Horsemen's Association.................   (3,688,000)   (3,598,000)   (3,860,000)
                                                        -----------   -----------   -----------
                                                        $ 5,837,000   $ 4,504,000   $ 4,796,000
                                                        ===========   ===========   ===========

                             MTR GAMING GROUP, INC.

14. QUARTERLY DATA (UNAUDITED)

                                                                QUARTER ENDED
                                            ------------------------------------------------------
                                             MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
                                            -----------   -----------   ------------   -----------
2000:
  Revenues................................  $36,256,000   $42,688,000   $50,237,000    $41,393,000
  Gross profit............................   13,482,000    16,391,000    18,116,000     12,726,000
  Net income..............................    3,368,000     4,317,000     5,024,000      2,352,000
Basic net income per common shares........         0.16   $      0.20   $      0.23    $      0.11
Diluted net income per share..............         0.14          0.17          0.19           0.09
Weighted average shares
  outstanding--basic......................   21,337,885    21,794,596    22,081,656     22,110,914
                                            ===========   ===========   ===========    ===========
  Weighted average shares outstanding--
    diluted...............................   24,040,161    24,733,577    26,178,627     25,927,696
                                            ===========   ===========   ===========    ===========

    Diluted net income per share for the first three quarters of 2000 have been restated from amounts previously reported due to the correct application of the income tax benefit associated with employee stock options under the treasury stock method.

1999:
  Revenues................................  $21,981,000   $28,300,000   $32,007,000   $31,133,000
  Gross profit............................    7,166,000    10,501,000    11,419,000    10,738,000
  Income from continuing operations before
    extraordinary loss....................      977,000     2,257,000     2,614,000     1,147,000
  Extraordinary loss on debt
    extinguishments.......................           --            --            --      (756,000)
                                            -----------   -----------   -----------   -----------
  Net income..............................      977,000     2,257,000     2,614,000       391,000
                                            -----------   -----------   -----------   -----------
Basic net income per common share:
  Income from continuing operations before
    extraordinary loss....................  $      0.05   $      0.11   $      0.12   $      0.05
  Extraordinary loss on debt
    extinguishments.......................           --            --            --         (0.03)
                                            -----------   -----------   -----------   -----------
Basic net income per common share.........  $      0.05   $      0.11   $      0.12   $      0.02
                                            ===========   ===========   ===========   ===========

Diluted net income per common share:
  Income from continuing operations before
    extraordinary loss....................  $      0.04   $      0.09   $      0.10   $      0.05
  Extraordinary loss on debt
    extinguishments.......................           --            --            --         (0.03)
                                            -----------   -----------   -----------   -----------
Diluted net income per common share.......  $      0.04   $      0.09   $      0.10   $      0.02
                                            -----------   -----------   -----------   -----------
Weighted average shares outstanding --
  basic...................................   20,896,322    20,896,322    21,141,690    21,191,288
                                            ===========   ===========   ===========   ===========
Weighted average shares outstanding --
  diluted.................................   23,941,022    24,926,390    25,184,615    25,101,295
                                            ===========   ===========   ===========   ===========

                             MTR GAMING GROUP, INC.

14. QUARTERLY DATA (UNAUDITED) (CONTINUED)
COMMON STOCK PRICES

                                                                       PER QUARTER
                                                  -----------------------------------------------------
                                                  1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                  -----------   -----------   -----------   -----------
2000:
  High..........................................     $3.38         $5.13         $9.03         $8.19
  Low...........................................      2.13          2.25          4.94          4.00

1999:
  High..........................................      2.69          3.66          3.59          3.47
  Low...........................................      1.97          2.56          2.50          2.38