Form 10-Q
period 2001-03-31
MTR GAMING GROUP INC
filed 2001-05-15
CIK 834162

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                        COMMON STOCK, $.00001 PAR VALUE
                                     Class
                                   22,303,501
                          Outstanding at May 10, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             MTR GAMING GROUP, INC.
                              INDEX FOR FORM 10-Q

                                                                PAGE
SECTION                                                       --------
PART I--FINANCIAL INFORMATION

Item 1--Financial Statements................................      3

Condensed and Consolidated Balance Sheet at March 31, 2001
  and December 31, 2000.....................................      3

Condensed and Consolidated Statements of Operations for the
  Three Months Ended March 31, 2001 and 2000................      4

Condensed and Consolidated Statements of Cash Flows for the
  Three Months Ended March 31, 2001 and 2000................      5

Notes to Condensed and Consolidated Financial Statements....      6

Item 2--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................      8

Item 3--Quantitative and Qualitative Disclosures about
  Market Risk...............................................     17

PART II--OTHER INFORMATION

Item 1--Legal Proceedings...................................     17

Item 2--Changes in Securities...............................     17

Item 3--Defaults upon Senior Securities.....................     17

Item 4--Submission of Matters to a Vote of Securities
  Holders...................................................     17

Item 5--Other Information...................................     18

Item 6--Exhibits and Reports on Form 8-K....................     18

SIGNATURE PAGE..............................................     19

EXHIBIT INDEX...............................................     20

                                     PART 1
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             MTR GAMING GROUP, INC.

                    CONDENSED AND CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                                                MARCH 31      DECEMBER 31
                                                                  2001           2000
                                                              ------------   -------------
                                          ASSETS
Current Assets
Cash and cash equivalents...................................  $  8,779,000   $ 10,564,000
Restricted cash.............................................       512,000        505,000
Accounts receivable, net of allowance for doubtful accounts
  of $33,000 and $37,000....................................     3,350,000      3,044,000
Accounts receivable--Lottery Commission.....................     1,681,000      1,073,000
Inventories.................................................     1,257,000      1,083,000
Deferred financing costs....................................       555,000        555,000
Prepaid taxes...............................................     2,242,000      2,410,000
Other current assets........................................     2,215,000      1,678,000
                                                              ------------   ------------
Total current assets........................................    20,591,000     20,912,000

Property and equipment, net.................................    97,394,000     90,501,000
Excess of cost of investments over net assets acquired, net
  of accumulated amortization of $2,093,000 and
  $2,030,000................................................     1,681,000      1,744,000
Deferred income taxes.......................................        13,000         13,000
Deferred financing costs, net of current portion............     1,717,000      1,860,000
Deposits and other..........................................       613,000        655,000
                                                              ------------   ------------
                                                              $122,009,000   $115,685,000
                                                              ============   ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................  $    702,000   $  1,370,000
West Virginia Lottery Commission payable....................       317,000        646,000
Accrued payroll and payroll taxes...........................     1,295,000      1,227,000
Other accrued liabilities...................................     1,393,000      1,755,000
Current portion of capital leases...........................     3,290,000      3,269,000
Current portion of long-term debt...........................       343,000        334,000
                                                              ------------   ------------
Total current liabilities...................................     7,340,000      8,601,000
Long-term debt, less current portion........................    57,903,000     56,021,000
Capital lease obligations, net of current portion...........     3,047,000      3,849,000
Deferred income tax.........................................     3,948,000      1,766,000
                                                              ------------   ------------
Total liabilities...........................................    72,238,000     70,237,000
                                                              ------------   ------------

COMMITMENTS AND CONTINGENCIES

Shareholders' equity:
Common stock................................................            --             --
Paid in capital.............................................    39,077,000     39,014,000
Shareholder receivable......................................    (1,278,000)    (1,243,000)
Retained earnings...........................................    11,972,000      7,677,000
                                                              ------------   ------------
Total shareholders' equity..................................    49,771,000     45,448,000
                                                              ------------   ------------
                                                              $122,009,000   $115,685,000
                                                              ============   ============

                             MTR GAMING GROUP, INC.

              CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
Revenues
Gaming......................................................  $42,926,000   $31,747,000
Parimutuel commissions......................................   1,683,000      1,100,000
Food, beverage and lodging..................................   3,344,000      2,766,000
Other.......................................................     605,000        443,000
                                                              -----------   -----------
Total revenues..............................................  48,558,000     36,056,000
                                                              -----------   -----------
Costs of revenue
Cost of gaming..............................................  24,920,000     18,465,000
Cost of parimutuel commissions..............................   1,523,000      1,315,000
Cost of food, beverage and lodging..........................   3,637,000      2,569,000
Cost of other revenue.......................................     728,000        371,000
                                                              -----------   -----------
Total cost of revenues......................................  30,808,000     22,720,000
                                                              -----------   -----------
Gross Profit................................................  17,750,000     13,336,000
                                                              -----------   -----------
Selling, general and administrative expenses:
Marketing and promotions....................................   2,354,000      1,445,000
General and administrative..................................   5,679,000      4,325,000
Depreciation and amortization...............................   2,062,000      1,540,000
                                                              -----------   -----------
Total selling, general and administrative expenses..........  10,095,000      7,310,000
                                                              -----------   -----------
Operating income............................................   7,655,000      6,026,000
Interest income.............................................      55,000         69,000
Interest expense............................................  (1,063,000)      (820,000)
                                                              -----------   -----------
Income from operations before cumulative effect of
  accounting change and provision for income taxes..........   6,647,000      5,275,000
Provision for income taxes..................................  (2,260,000)    (1,907,000)
                                                              -----------   -----------
Net income prior to cumulative effect of accounting
  change....................................................   4,387,000      3,368,000
Cumulative effect of change in method of accounting for
  derivatives, net of tax benefit of $47,000................     (92,000)             0
Net Income..................................................  $4,295,000    $ 3,368,000
                                                              ===========   ===========
NET INCOME PER SHARE-BASIC
Income from operations......................................  $     0.20    $      0.16
Cumulative effect...........................................        (.01)            --
                                                              -----------   -----------
NET INCOME PER SHARE........................................  $     0.19    $      0.16
                                                              ===========   ===========
NET INCOME PER SHARE-ASSUMING DILUTION
Income from operations......................................  $     0.17    $      0.13
Cumulative effect...........................................          --             --
NET INCOME PER SHARE-ASSUMING DILUTION......................  $     0.17    $      0.13
                                                              ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic.......................................................  22,199,302     21,337,885
                                                              ===========   ===========
Diluted.....................................................  26,018,950     25,531,059
                                                              ===========   ===========

                             MTR GAMING GROUP, INC.

              CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Cash flows from operating activities:
Net income..................................................  $4,295,000   $3,368,000
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation and amortization...............................  2,062,000     1,601,000
Deferred income taxes.......................................  2,182,000     1,330,000
Changes in operating assets and liabilities.................
Accounts receivable net of allowance........................   (914,000)     (432,000)
Prepaid taxes...............................................    168,000       519,000
Other current assets........................................   (711,000)     (540,000)
Accounts payable and accrued liabilities....................  (1,291,000)    (505,000)
                                                              ----------   ----------
Net cash provided by operating activities...................  5,791,000     5,341,000
                                                              ----------   ----------

Cash flows from investing activities:
Restricted cash.............................................     (7,000)      451,000
Deposits and other..........................................     42,000        15,000
Capital expenditures........................................  (8,749,000)  (3,472,000)
                                                              ----------   ----------
Net cash used in investing activities.......................  (8,714,000)  (3,006,000)
                                                              ----------   ----------

Cash flows used in financing activities
Shareholder receivable......................................    (35,000)     (265,000)
Additional paid in capital..................................     63,000        25,000
Loan proceeds...............................................  2,000,000            --
Principal payment on long term debt and capital leases......   (890,000)   (1,952,000)
Cash provided by (used in) financing activities.............  1,138,000    (2,192,000)
                                                              ----------   ----------
NET (DECREASE) INCREASE IN CASH.............................  (1,785,000)     143,000
Cash, Beginning of Period...................................  10,564,000    7,380,000
                                                              ----------   ----------
Cash, End of Period.........................................  $8,779,000   $7,523,000
                                                              ==========   ==========

Supplemental disclosure of cash flow information:
Cash paid during the quarter for:
Interest....................................................  $1,456,000   $  759,000
                                                              ==========   ==========
Income taxes................................................  $      --    $   42,000
                                                              ==========   ==========

                             MTR GAMING GROUP, INC.
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

    The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2--ACCOUNTING PRINCIPLE

    On January 1, 2001, the Company adopted Financial Accounting Standards Board Statement (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in Other Comprehensive Income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The adoption of SFAS No. 133 on January 1, 2001, resulted in a pretax loss of $139,000 ($92,000 loss net of taxes) from the cumulative effect of this accounting change being charged to earnings. The terms of the Company's financing required the Company to enter into an interest rate cap agreement, which expires on December 31, 2003, to manage interest rate risk and to lower its cost of borrowing. This contract falls within the scope of SFAS No. 133. The effect of adoption of the new account pronouncement was not material to the Company's results of operations or financial position.

NOTE 3--EQUITY TRANSACTIONS

    During the three months ended March 31, 2001, holders of previously issued options to purchase the Company's common stock exercised options to purchase a total of 32,500 shares of the Company's common stock at prices ranging from $1.34375 to $2.50 per share by delivery of cash proceeds totaling $63,438.

NOTE 4--INCOME TAXES

    The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 (Statement 109), Accounting for Income Taxes. Under Statement 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income taxes reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance, when determined to be necessary, is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. At March 31, 2001, there is no valuation allowance. The Company and its subsidiaries file a consolidated federal income tax return.

NOTE 5--LINE OF CREDIT

    In February of 2001, pursuant to the carve out for equipment financing in the Company's existing finance arrangement with Wells Fargo Bank, Mountaineer Park increased its discretionary line of credit with PNC Leasing, LLC from $8 million to $12 million pursuant to which Mountaineer Park has borrowed $4.8 million at March 31, 2001 and $1,114,000 in April 2001 for total indebtedness of $5.9 million.

NOTE 6--SUBSEQUENT EVENTS

    On April 3, 2001, in connection with the exercise of nonqualified stock options, Edson R. Arneault, Robert L. Ruben, Robert A. Blatt, James V. Stanton, and William D. Fugazy, Jr., all of whom are directors of the Company, delivered to the Company promissory notes in the amounts of $200,998.50, $79,499.25, $79,499.25, $174,999.25, and $174,999.25, respectively. The promissory notes are full recourse obligations, bear interest at 8% per year (the Prime Rate on that date), and are due and payable at the end of a two-year term. The notes are secured by the shares of common stock (450,000 in the aggregate) underlying the options.

    On April 21, 2001, the West Virginia Legislature passed HB 102, which raised the maximum wager for video slots at Mountaineer Park from $2 to $5. The bill was signed into law and became effective as of April 21, 2001. The Company hopes to implement the change at Mountaineer Park within 60 to 90 days. The law also establishes a new distribution scheme for the portion of each racetrack's net win in excess of that racetrack's net win for the twelve months ending June 30, 2001. After deducting the State Lottery Commission 4% administrative fee (for which the Commission will no longer have to account to the tracks to the extent unused), this "Excess Net Terminal Income"-- as it is referred to in the law--will be subject to a 10% surcharge. However, the bill creates a capital reinvestment fund to which the State will contribute 42% of the surcharge. Generally, for each dollar the property expends on capital improvements the track will receive a dollar from the capital reinvestment fund. Further, after deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the racetracks will receive 42% (as opposed to 47%) of the remaining net win.

    On May 1, 2001, the Company adopted the MTR Gaming Group, Inc. 2001 Stock Incentive Plan for which the Company reserved for issuance 480,000 shares and granted nonqualified stock options to purchase 480,000 shares of the Company's common stock for $7.30 per share, the closing price of the Company's common stock on that date as reported on the Nasdaq Stock Market. The 2001 Plan is a broadly based plan as defined by Nasdaq Marketplace Rules (I.E., one in which officers and directors of the Company received fewer than half of the total number of options granted) and as such does not require approval of the Company's shareholders.

    In March of 2001, the Company's president, Edson Arneault, irrevocably waived a performance bonus of $875,000 that would have been due under an employment agreement in exchange for $250,000 and the Company's promise to negotiate in good faith to conclude a new employment agreement. Although a definitive agreement has not yet been concluded, it is contemplated that during the second quarter the Company and Mr. Arneault will enter a new five-year agreement that will provide for, among other things, a performance bonus due at the end of the five-year term based on a number of factors including increases in EBITDA, earnings per share, market price of the Company's common stock and revenue.

                             MTR GAMING GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

    This document includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, leverage and debt service, gaming regulation, licensing and taxation of gaming operations, dependence on key personnel, competition, including competition from legalization of gaming in states near the Company's gaming operations, no dividends, history of losses from horse racing, costs associated with maintenance and expansion of Mountaineer Park's infrastructure to meet the demands attending increased patronage, costs and risks attending construction, expansion of operations, market acceptance of the Company's Nevada Properties and maintenance of "grandfathered" status of those properties, cyclical nature of business, limited public market and liquidity, shares eligible for future sale, impact of anti-takeover measures, the Company's common stock being subject to penny stock regulation and other risks detailed in the Company's Securities and Exchange Commission filings.

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

    The Company anticipates that Mountaineer Park, particularly gaming operations, will continue to be the dominant factor in the Company's financial condition for at least the remainder of the current fiscal year. Having obtained its Nevada gaming licenses and taken over gaming operations at the Nevada properties in the fourth quarter of 1999, the Company expects the financial performance of those properties to improve as well. In fact, in March of 2001, the Speedway Property recorded its first month of positive EBITDA.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

    The Company earned revenues for the respective three-month periods in 2001 and 2000 as shown below:

                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                     -------------------------
                                                        2001          2000
                                                     -----------   -----------
OPERATING REVENUES
Gaming.............................................  $42,926,000   $31,747,000
Parimutuel commissions.............................    1,683,000     1,100,000
Food, beverage and lodging.........................    3,344,000     2,766,000
Other Revenue......................................      605,000       443,000
                                                     -----------   -----------
Total Revenues.....................................  $48,558,000   $36,056,000
                                                     ===========   ===========

    For the first quarter, the Company's total revenues increased by $12.5 million from 2000 to 2001, an increase of 35%. Approximately
$10.1 million of the increase is attributable to gaming operations at Mountaineer Park. Mountaineer Park's revenue from parimutuel commissions increased by $583,000, or 53%; its lodging revenues increased by $69,000, or 18%; food and beverage revenues increased by $305,000 or 19% from $1.6 million to $2 million; and other revenues at Mountaineer Park increased by $167,000 or 40%.

    The Nevada Properties contributed $2.9 million in gross revenue in the first quarter of 2001, a $1.3 million or 80% increase from revenues of $1.6 million during the first quarter of 2000. The gaming revenue for the three months of operation in 2001 was $1.9 million. The sources of the remaining revenues for the first quarter of 2001 were $445,000 from lodging, $504,000 from food and beverage and $15,000 in other income. Total revenues generated by the Speedway Property were $1.9 million, while the Reno Property's total revenues were $1.0 million. The increase in Las Vegas revenue was a 90% increase from $985,000, while Reno has a 63% gross revenue increase from $624,000.

GAMING OPERATIONS

    Revenues from gaming operations increased by 35% or $11.2 million from $31.7 million in 2000 to $42.9 million in 2001. Management attributes the dramatic increase to the following factors: (1) the August 2000 increase in machine count from 1,355 to 1,905 at Mountaineer Park; (2) increases in foot traffic driven by new amenities as Mountaineer Park becomes a destination resort; (3) the increasing contributions of gaming revenues from the Nevada properties; (4) continued aggressive marketing; and (5) the growing popularity of Mountaineer Park's coin drop mechanical reel slot machines. In the first quarter of 2001, the average daily win per coin drop machine was $267 compared to $203 for ticket terminals.

    For the first quarter of 2001, average daily net win for the track-based machines was $94 compared to $301 earned on the Lodge-based terminals for a facility-wide average of $240 per machine per day.

    A summary of the gaming gross wagers less patron payouts ("net win") for the three months ended March 31, 2001(with 1905 terminals) and 2000 (with 1355 terminals) for Mountaineer Park is as follows:

                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                 -----------------------------
                                                     2001            2000
                                                 -------------   -------------
Total gross wagers.............................  $ 355,097,000   $ 194,359,000
Less patron payouts............................   (314,099,000)   (163,458,000)
                                                 -------------   -------------
Revenues--gaming operations....................  $  40,998,000   $  30,901,000
                                                 =============   =============
Average daily net win per terminal (WV)........  $         240   $         253
                                                 =============   =============

    Since October 1, 1999, the Company has operated gaming at its two Nevada Properties. The Speedway Property had gaming revenues of $1.3 million for the three months ended March 31, 2001, a 127% increase from $591,000 for the same period in 2000. The Reno Property's gaming revenues were $588,000 for the same period, which is a 131% increase from $255,000. The Company believes that with a more aggressive advertising campaign and the building of a growing customer base, these numbers will continue to increase.

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

    Mountaineer's parimutuel commissions for the three months ended March 31, 2001 and 2000 are summarized below:

                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                      -----------------------
                                                         2001         2000
                                                      ----------   ----------
Simulcast racing parimutuel handle..................  $6,182,000   $5,490,000
Live racing parimutuel handle.......................  3,587,000     4,479,000
Less patrons' winning tickets.......................  (7,677,000)  (7,872,000)
                                                      ----------   ----------
                                                      2,092,000     2,097,000
Less:
State and county parimutuel tax.....................   (123,000)     (119,000)
Purses and Horsemen's Association...................   (853,000)     (878,000)
                                                      ----------   ----------
Revenues--parimutuel commissions....................  1,116,000     1,100,000
Revenues--export simulcast..........................  1,042,0000            0
Horsemen's Association..............................   (475,000)            0
                                                      ----------   ----------
Revenues--parimutuel................................  $1,683,000   $1,100,000
                                                      ==========   ==========

    Because of the 47% increase in the average daily purses (from $84,600 in the first quarter of 2000 to $124,300 in 2001), increasing the number of live racing days from 50 in 2000 to 53 in the first quarter of 2001, and the commencement of export simulcasting, total revenues for parimutuel commissions for the quarter ending March 31, 2001 increased 53% in comparison to 2000. Simulcast handle in the first three months of 2001 increased 13% to $6.2 million compared to the same period in 2000. Live racing handle decreased by 20% from $4.5 million in 2000 to $3.6 million in 2001. Commissions for export simulcast, implemented on August 11, 2000, were $1,042,000 for the first quarter of 2001. Management attributes the increase in parimutuel revenue largely to the advent of exporting of the simulcast signal and the additional three racing days.

    To date, the results of export simulcasting have outpaced management's expectations. Management expected average daily handles for export simulcasting of $375,000 during the first quarter. The actual performance of export simulcasting has doubled management's expectations. For the racing week ending April 3, 2001, the daily average handle for export simulcast was $823,000. On March 30, 2001, total handle exceeded $1 million. Accordingly, management is cautiously optimistic that its export simulcast business will continue to grow and that results from racing operations will improve materially. The commencement of export simulcast did involve substantial capital improvements (approximately $4-5 million). In December of 1998, Mountaineer Park and its horsemen executed an agreement, subject to the approval of the West Virginia Racing Commission, with respect to the sharing of the cost of such capital improvements. The Racing Commission sought the advice of the State Attorney General's Office, which originally believed that the arrangement would violate the State's racing statute. The Company asked the Attorney General's Office to reconsider that conclusion. At the same time, the Company pursued legislation to make plain that the statute permitted the agreement. On March 11, 2000, the West Virginia State Legislature passed House Bill 4487 amending the statute to permit such agreements. On March 28, 2000, the Governor signed the bill into law. The Racing Commission then approved the cost sharing agreement. Accordingly, the Company commenced the exporting simulcasting signals on August 11, 2000. See "Operating Costs", "Parimutuel Commission Operating Costs", and "Liquidity and Sources of Capital."

FOOD, BEVERAGE AND LODGING OPERATIONS

    Food, beverage and lodging revenues accounted for a combined revenue increase of 21% to $3.3 million for the three months ended March 31, 2001 compared to $2.8 million during the first quarter of 2000. Company wide, restaurant, bar and concession facilities produced $477,000 of the revenue increase, which is a 24% increase over the first three months of 2000. Food and beverage revenues increased $305,000 to $2.0 million at Mountaineer Park in the first quarter of 2001. Food, beverage and lodging revenues for the Nevada Properties increased by $204,000, of which $172,000 was attributed to food and beverage sales. Management believes that increased revenues from food and beverage resulted primarily from enhanced gaming facilities and related advertising, which in turn led to increased consumption of food and beverages by the Company's patrons. Lodging revenues, company wide, increased $101,000 for a 13% increase over the same period in 2000. Of the increase in lodging revenues, $69,000 can be attributed to Mountaineer Park.

OTHER OPERATING REVENUES

    Other sources of revenues increased by $169,000 to $605,000 for the three months ended March 31, 2001 compared to the same period in 2000. Other operating revenues are primarily derived from the golf course, the Harv, the Spa, the sale of programs, parking, admission fees, lottery tickets, check cashing and ATM services. The revenue from the special events held at the Harv in the first quarter was $130,000. The Harv was opened in August of 2000. The other major area of increase for other revenues was in check cashing fees. These fees increased by $37,000 to $109,000 for the first three months of 2001 as a result of increased patronage at Mountaineer Park.

OPERATING COSTS

    The Company's $12.5 million increase in revenues was accompanied by higher total costs, as directly related expenses increased by $8.1 million to $30.8 million in 2001 compared to 2000. Approximately $6.5 million of the increase in operating costs is attributable to the gaming operations, which includes applicable state taxes and fees. Parimutuel direct cost increased by $208,000, while cost of lodging and food and beverage increased by $1.1 million. Of the 42% increase in the cost of food and beverage and lodging, $415,000 can be attributed to the Nevada Properties. The cost of other income increased by $357,000 in 2001 to $728,000. The increase is due primarily to opening of Mountaineer Park's Spa and Fitness Centre in February of 2001 and the opening of the Harv, our entertainment and events center, in August of 2000.

    Operating costs and gross profit earned from operations for the three months ended March 31, 2001 and 2000 are as follows:

                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                     -------------------------
                                                        2001          2000
                                                     -----------   -----------
Operating Costs:
Gaming operations..................................  $24,920,000   $18,465,000
Pari-mutuel commissions............................    1,523,000     1,315,000
Food, beverage and lodging.........................    3,637,000     2,569,000
Other revenues.....................................      728,000       371,000
                                                     -----------   -----------
Total Operating Costs:.............................  $30,808,000   $22,720,000
                                                     ===========   ===========

Gross Profit (Loss)
Gaming operations..................................  $18,006,000   $13,282,000
Pari-mutuel commissions............................      160,000      (215,000)
Food, beverage and lodging.........................     (293,000)      197,000
Other revenues.....................................     (123,000)       72,000
                                                     -----------   -----------
Total Gross Profit.................................  $17,750,000   $13,336,000
                                                     ===========   ===========

GAMING OPERATIONS

    Costs of gaming operations increased by $6.5 million, or 35%, to $24.9 million for the three months ended March 31, 2001. The increase is in proportion to the 35% increase in revenue. Cost of gaming revenue in West Virginia increased by $5.8 million or 33% to $23.6 million for the first three months of 2001. This also is in proportion to the 33% gaming revenue increase for this property. This reflects a $5.3 million increase in statutory expenses directly related to the increase in gaming revenues. Wages and benefits in West Virginia increased for the three months ending March 31, 2001 by $412,000 due to the additional personnel required to accommodate increased patron volume. For the quarter ending March 31, 2001, the Nevada Properties incurred $1.3 million in costs associated with gaming, which is a 96% increase in costs. This corresponds to a 128% increase in gaming revenues at the Nevada Properties.

    After payment of a State Administrative Fee of up to 4% of revenues, Mountaineer Park is obligated to make payments from the remaining video lottery revenues to certain funds administered by the West Virginia Lottery Commission as follows: State Tax 30%, Horsemen's Purse Fund 15.5%, Tourism Promotion 3%, Hancock County Tax 2%, Stakes Races 1%, Miscellaneous state projects 1% and Employee Pension Fund 0.5%. Assessments paid to the Employee Pension Fund are returned by the Lottery Commission to a defined contribution pension plan administered by Mountaineer Park, Inc. for the sole benefit of Mountaineer Park, Inc. employees. Assessments paid to the Horsemen's Purse

Fund are returned by the Lottery Commission to bank accounts administered by Mountaineer Park for the sole benefit of horse owners who race at Mountaineer Park. These funds are used exclusively to pay purses for thoroughbred races run at Mountaineer Park, in amounts determined by Mountaineer Park in accordance with its agreement with the Horsemen's Benevolent and Protective Association. Taxes and assessments paid to all of these funds are included in "Costs of Gaming" in the Consolidated Statements of Operations. Statutory costs and assessments, including the State Administrative Fee, for the respective three-month periods are as follows:

                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                     -------------------------
                                                        2001          2000
                                                     -----------   -----------
Employees Pension Fund.............................  $   203,000   $   152,000
Horsemen's Purse Fund..............................    6,301,000     4,742,000
                                                     -----------   -----------
SUBTOTAL...........................................  $ 6,504,000   $ 4,894,000
State of West Virginia.............................   12,195,000     9,179,000
Tourism Promotion Fund.............................    1,220,000       918,000
Hancock County.....................................      813,000       612,000
Stakes Races.......................................      406,000       306,000
Miscellaneous state projects.......................      406,000       306,000
                                                     -----------   -----------
                                                     $21,544,000   $16,215,000
                                                     ===========   ===========

PARIMUTUEL COMMISSIONS

    Total costs (the individual components of which are detailed below) of parimutuel commissions increased by $208,000 or 16%, from $1.3 million in the first quarter of 2000 to $1.5 million in the first quarter of 2001. Costs that can be directly linked to the export simulcasting account for $92,000 of this increase. Also due to the demand for our signal, the number of racing days was increased to 53 from 50 for the first quarter, causing a related increase in cost of payroll and benefits of approximately $45,000. Purse expense (consisting of statutorily determined percentages of live racing handle) decreased by 26% or $90,000 to $350,000 in the first quarter of 2001, which is consistent with the decrease in live handle. In connection with simulcasting race operations, contractual fees paid to host tracks and additional statutorily determined percentages of simulcast commissions contributed to the purse fund for live racing increased by $85,000 to $700,000 in the first quarter of 2001 (compared to $615,000 during the first quarter of 2000), which is consistent with the increase in simulcasting wagering. Parimutuel commissions revenue is reported net of these expenses in the Consolidated Statement of Operations.

FOOD, BEVERAGE AND LODGING OPERATING COSTS

    Direct expenses of lodging, food and beverage operations increased from $2.6 million for the first three months of 2000 to $3.6 million for the same period in 2001. Of the $1.0 million increase, $415,000 is attributable to the Nevada Properties. Company wide, food and beverage direct costs increased by $926,000 to $2.8 million for a loss of $356,000 in 2001. Lodging direct costs totaled $826,000 for the first quarter of 2001 compared to $684,000 for the same period in 2000 resulting in a gross profit of $63,000 for the period.

    For these profit centers, the Nevada Properties lost $254,000 for the three months ended March 31, 2001, in comparison to a $42,000 gross profit for the same period in 2000. Of these losses, $227,000 is attributable to the Reno property.

    Mountaineer Park's net loss for these areas was $39,000 for the first quarter of 2001, compared to a gain of $239,000 in 2000. The food and beverage operations lost $125,000 this quarter while lodging operations had a gain of $86,000. Cost of sales for food and beverage increased by $357,000 in the first quarter of 2001 in part due to the higher cost of meat, which resulted in the cost of sales percentage increasing to 48% in 2001 compared to 36% in 2000. Wages and related benefits increased by $145,000 in the first quarter of 2001 due to expansion of food service facilities and number of personnel.

COSTS OF OTHER OPERATING REVENUES

    Cost of other revenues increased by $357,000 or 96% from $371,000 for the three months ended March 31, 2000 to $728,000 for the three months ended March 31, 2001. These increases were attributed to the opening of the Spa and Fitness Centre ($75,000) in February 2001 and the opening of the Harv, which resulted in an increase in special events costs ($237,000).

MARKETING AND PROMOTIONS EXPENSE

    Company wide, marketing expenses increased in the first quarter of 2001 to $2.4 million from $1,445,000 in the first quarter of 2000. Of the $909,000 increase in marketing and promotions, $196,000 of the increase was related to the Nevada Properties. Marketing expenses at Mountaineer Park increased 64% from $1.1 million for the first quarter of 2000 to $1.8 million for the same period in 2001. In the first quarter of 2001, Mountaineer Park was awarded a state grant in the amount of $158,000 in advertising matching funds. The grant for 2000 was not awarded until the second quarter of 2000. Therefore, no reduction of advertising cost was booked for such grants in the three months ended
March 31, 2000. The remaining increase in marketing and promotion expenses for Mountaineer Park was due primarily to the sponsorship of the Pittsburgh Penguins hockey team ($166,000), an increase in direct mail costs ($97,000) and an increase in prizes to Frequent Players members ($178,000). Also at Mountaineer Park, bus promotions costs increased by $128,000, and other promotional costs increased by $120,000.

GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST

    General and administrative expense for the periods being compared increased by $1.4 million or 31% from $4.3 million to $5.7 million. The percentage of general and administrative expense to sales decreased from 12% for the first quarter of 2000 to 11.7% for the same period in 2001. The dollar increase in general and administrative expense is attributable to: (1) $233,000 increase in general and administrative costs generated by the Nevada Properties;
(2) increases in costs of security, housekeeping, accounting, and maintenance staffs to accommodate Mountaineer Park's larger crowds and expanded facilities ($729,000); and (3) an increase of $436,000 for employee benefits. On March 31, 2000, Mountaineer Park had 827 active employees. This number increased by 30% to 1,071 employees at March 31, 2001.

    In the first quarter of 2001, the Company incurred $1.1million of interest expense compared to $820,000 in the first quarter of 2000, a 29% increase. The increase in interest expense is attributable to the Company increasing its debt from $35.2 million to $64.6 million, an 84% increase. The increase in borrowings is due primarily to the expansion of Mountaineer Park (See "Cash Flows").

DEPRECIATION AND AMORTIZATION EXPENSE

    Depreciation and amortization expenses increased by 33%, or $522,000, to $2.1 million for the three months ended March 31, 2001. This increase reflects the $47.5 million increase in the fixed asset balance at March 31, 2001 in comparison to March 31, 2000. Depreciation expense for the Nevada Properties increased by $244,000 to $698,000 for the three months ended March 31, 2001.

CASH FLOWS

    The Company's operations produced $5.8 million in cash flow in the three months ended March 31, 2001, compared to $5.3 million produced in the first three months of 2000. Current year non-cash expenses included $1.9 million of depreciation and amortization and $143,000 for the amortization of deferred financing costs.

    The Company invested $8.7 million in capital improvements in the first quarter of 2001 versus $3.5 million in the first quarter of 2000. The Company invested $369,000 in capital assets related to the Nevada Properties in 2001 compared to $1.1 million in the first quarter of 2000.

LIQUIDITY AND SOURCES OF CAPITAL

    The Company's working capital balance stood at $13,251,000 at March 31, 2001, and its unrestricted cash balance amounted to $8,779,000. At December 31, 2000, the balances in bank accounts owned by Mountaineer Park's horsemen, but to which the Company contributes funds for racing purses, exceeded the Company's purse payment obligations by $2.7 million. This amount is available for payment of future purse obligations at the discretion of the Company and in accordance with the terms of its agreement with the HBPA. The Company also earns the interest on balances in these accounts.

    On December 27, 1999, the Company entered a $30,000,000 five-year senior secured reducing, revolving credit facility with Wells Fargo Bank, N.A. On August 15, 2000, the Company entered into the Amended and Restated Credit Agreement with Wells Fargo. The Restated Facility increased the Company's credit limit to $60 million, calls for payments of interest only until the end of the five-year term, continues to be secured by substantially all of the assets of the Company and its operating subsidiaries, and contains customary affirmative and negative covenants and events of default. The Company may elect to borrow at the London Interbank Offered Rate (LIBOR), plus a margin ranging from 1.5% to 2.5%. Alternatively, the Company may elect to borrow at either the Prime Rate or Federal Funds Rate, plus a margin ranging from 0.25% to 1.25%. The applicable margin added to the benchmark rates listed above will depend upon the ratio of the Company's debt to EBITDA. The applicable margin as of March 31, 2001 was 2.25% over LIBOR.

    At March 31, 2001, the outstanding principal balance of the Wells Fargo loan was $57,024,000.

    The original Credit Agreement permitted the Company to finance separately up to $8 million of additional senior indebtedness for the purchase or lease of equipment as well as up to $15 million of subordinated debt for capital improvements. In January of 2000, pursuant to the carve out for equipment financing, Mountaineer Park entered an $8 million discretionary line of credit with PNC Leasing, LLC, pursuant to which Mountaineer Park has borrowed
$4.8 million. The Restated Facility has eliminated the carve out for subordinated debt and increased the amount of permitted equipment financing to $13 million. Accordingly, on February 26, 2001, Mountaineer Park increased its equipment financing facility with PNC Leasing, LLC to $13 million.

    On October 5, 2000, as required by the Restated Facility, the Company entered into an Interest Rate Cap Agreement with Wells Fargo Bank at a cost of $214,750. The agreement caps the Company's interest rate under the Restated Facility at 7.5% (plus the applicable margin) with respect to $30 million of principal. In the first quarter of 2001, in compliance with Financial Accounting Standards No. 133, the fair value of the derivative was recognized on the balance sheet and resulted in a pretax loss of $139,000 ($92,000 loss net of taxes) from the cumulative effect of an accounting change on the statement of operations.

    Pursuant to an agreement with the HBPA to share the cost of certain capital improvements related to the launching of Mountaineer Park's export simulcast business, Mountaineer Park expects to receive approximately $800,000 over the next two years.

    CAPITAL IMPROVEMENTS. The Company is in the process of implementing Mountaineer Park's previously announced four-phase expansion plan. The four-phase plan includes approximately tripling the hotel room capacity, adding 60,000 square feet of additional gaming rooms which will have capacity for an additional 1,100 slot machines, an arena, a spa, additional parking, a convention center, a championship golf course, an equestrian center, housing and a shopping village. The expansion project will be completed in phases as cash flow and available lines of credit permit and is estimated to cost approximately $65 million through phase two.

    Phase I of the expansion, which included a 32,000 square foot expansion of the Speakeasy Gaming Saloon, the construction of the events center, additional parking lots, and the spa, has been completed. The Company has likewise begun construction of Phase II, which includes a further expansion of the Speakeasy Gaming Saloon and construction of the convention center, hotel, enclosed swimming pool and restaurants. The Company has also recently completed the purchase and installation of a backup power supply ($1.5 million) and additional surveillance equipment ($700,000). The Company also spent $2.2 million for capital improvements related to development of export simulcasting at Mountaineer Park during 2000 and 2001. During the past fifteen months, the Company spent a total of $45 million on capital improvements related to expansion of Mountaineer Park.

    During 2001, the Company expects to spend approximately $30 million on capital expansion at Mountaineer Park; $600,000 for capital improvements for the Nevada Properties; $1.0 million for acquisition of additional acreage near Mountaineer Park; $2.5 million for implementation of automated player tracking at Mountaineer Park; $200,000 for the development of an RV park in West Virginia; $500,000 toward the West Virginia Lottery Commission's new central system; and $1.6 million for the repurchase of the Company's common stock.

    Any significant acquisitions during 2001 would likely be financed separately.

    Management believes that except as set forth above, its cash balances, cash flow from operations, and available lines of credit will be sufficient to cover contemplated capital expenditures.

    OUTSTANDING OPTIONS AND WARRANTS. As of March 31, 2001, there were outstanding options and warrants to purchase 8,278,107 shares of the Company's common stock. If all such options and warrants were exercised, the Company would receive proceeds of approximately $15.0 million. See "Subsequent Events."

SUBSEQUENT EVENTS

    On April 3, 2001, in connection with the exercise of nonqualified stock options, Edson R. Arneault, Robert L. Ruben, Robert A. Blatt, James V. Stanton, and William D. Fugazy, Jr., all of whom are directors of the Company, delivered to the Company promissory notes in the amounts of $200,998.50, $79,499.25, $79,499.25, $174,999.25, and $174,999.25, respectively. The promissory notes are full recourse obligations, bear interest at 8% per year (the Prime Rate on that date), and are due and payable at the end of a two-year term. The notes are secured by the shares of common stock (450,000 in the aggregate) underlying the options.

    On April 21, 2001, the West Virginia Legislature passed HB 102, which raised the maximum wager for video slots at Mountaineer Park from $2 to $5. The bill was signed into law and became effective as of April 21, 2001. The Company hopes to implement the change at Mountaineer Park within 60 to 90 days. The law also establishes a new distribution scheme for the portion of each racetrack's net win in excess of that racetrack's net win for the twelve months ending June 30, 2001. After deducting the State Lottery Commission 4% administrative fee (for which the Commission will no longer have to account to the tracks to the extent unused), this "Excess Net Terminal Income"-- as it is referred to in the law--will be subject to a 10% surcharge. However, the bill creates a capital reinvestment fund to which the State will contribute 42% of the surcharge. Generally, for each dollar the property expends on capital improvements the track will receive a dollar from the capital reinvestment fund. Further, after deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the racetracks will receive 42% (as opposed to 47%) of the remaining net win.

    On May 1, 2001, the Company adopted the MTR Gaming Group, Inc. 2001 Stock Incentive Plan for which the Company reserved for issuance 480,000 shares and granted nonqualified stock options to purchase 480,000 shares of the Company's common stock for $7.30 per share, the closing price of the Company's common stock on that date as reported on the Nasdaq Stock Market. The 2001 Plan is a broadly based plan as defined by Nasdaq Marketplace Rules (I.E., one in which officers and directors of the Company received fewer than half of the total number of options granted) and as such does not require approval of the Company's shareholders.

    In March of 2001, the Company's president, Edson Arneault, irrevocably waived a performance bonus of $875,000 that would have been due under an employment agreement in exchange for $250,000 and the Company's promise to negotiate in good faith to conclude a new employment agreement. Although a definitive agreement has not yet been concluded, it is contemplated that during the second quarter the Company and Mr. Arneault will enter a new five-year agreement that will provide for, among other things, a performance bonus due at the end of the five-year term based on a number of factors including increases in EBITDA, earnings per share, market price of the Company's common stock and revenue.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The company is exposed to changes in interest rates primarily from its long-term debt arrangements. Under its current policies, the Company uses interest rate derivative instruments to manage exposure to interest rate changes for a portion of its debt arrangement. Taking into account the effects of interest rate derivatives designated as hedges, a hypothetical 100 basis point adverse move in interest rates along the entire rate yield curve would have limited effect on the net fair value of all interest sensitive financial instruments at March 31, 2001.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    There is incorporated by reference the information appearing under the caption "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 2. CHANGES IN SECURITIES

    Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    Not Applicable

ITEM 5. OTHER INFORMATION

    Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

EXHIBIT NO.                                      ITEM TITLE
-----------             ------------------------------------------------------------
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

  10.2                  Schedule No. 02248-002 to Master Lease (filed herewith).

  10.3 Supplement to Schedule 02248-002 to Master Lease (filed herewith).

  10.4                  Schedule No. 02248-003 to Master Lease (filed herewith).

  10.5                  Supplement to Schedule No. 02248-003 to Master Lease (filed herewith).

  10.6                  Schedule No. 02248-004 to Master Lease (filed herewith).

  10.7                  Supplement to Schedule No. 02248-004 (filed herewith)

  10.8                  Consent of Guarantor with respect to Schedule No. 02248-003
                        (filed herewith).

  10.9                  Consent of Guarantor with respect to Schedule No. 02248-004
                        (filed herewith)

  10.10                 Promissory Note and Pledge Agreement dated April 3, 2001
                        made by Robert L. Ruben in favor of the Company (filed
                        herewith). Pursuant to Instruction 2 to Item 601 of
                        Regulation S-K, the Company has not attached substantially identical documents between the Company and Robert A. Blatt
                        (principal amount $79,499.25 with respect to 75,000 shares),
                        Edson R. Arneault (principal amount $200,998.50 with respect to 150,000 shares), James V. Stanton (principal amount
                        $174,999.25 with respect to 75,000 shares) and William D.
                        Fugazy, Jr. (principal amount $174,999.25 with respect to
                        75,000 shares).

  10.11                 Purchase Agreement and License between Mountaineer Park,
                        Inc, and Casino Data Systems (filed herewith)

  10.12                 Promissory Note made by Mountaineer Park, Inc. in favor of
                        Casino Data Systems (filed herewith)

    (b) Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the three months ended March 31, 2001 and thereafter.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1933, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 15, 2001                                     MTR GAMING GROUP, INC.

                                                       By:            /s/ EDSON R. ARNEAULT
                                                            -----------------------------------------
                                                                        Edson R. Arneault
                                                                     CHAIRMAN, PRESIDENT, AND
                                                                     CHIEF EXECUTIVE OFFICER

                                                       By:             /s/ MARY JO NEEDHAM
                                                            -----------------------------------------
                                                                         Mary Jo Needham,
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

  10.2                  Schedule No. 02248-002 to Master Lease (filed herewith).

  10.3 Supplement to Schedule 02248-002 to Master Lease (filed herewith).

  10.4                  Schedule No. 02248-003 to Master Lease (filed herewith).

  10.5                  Supplement to Schedule No. 02248-003 to Master Lease (filed herewith).

  10.6                  Schedule No. 02248-004 to Master Lease (filed herewith).

  10.7                  Supplement to Schedule No. 02248-004 (filed herewith)

  10.8                  Consent of Guarantor with respect to Schedule No. 02248-003
                        (filed herewith).

  10.9                  Consent of Guarantor with respect to Schedule NO. 02248-004
                        (filed herewith)

  10.10                 Promissory Note and Pledge Agreement dated April 3, 2001
                        made by Robert L. Ruben in favor of the Company (filed
                        herewith). Pursuant to Instruction 2 to Item 601 of
                        Regulation S-K, the Company has not attached substantially identical documents between the Company and Robert A. Blatt
                        (principal amount $79,499.25 with respect to 75,000 shares),
                        Edson R. Arneault (principal amount $200,998.50 with respect to 150,000 shares), James V. Stanton (principal amount
                        $174,999.25 with respect to 75,000 shares) and William D.
                        Fugazy, Jr. (principal amount $174,999.25 with respect to
                        75,000 shares).

  10.11                 Purchase Agreement and License between Mountaineer Park,
                        Inc, and Casino Data Systems (filed herewith)

  10.12                 Promissory Note made by Mountaineer Park, Inc. in favor of
                        Casino Data Systems (filed herewith)