Form 10-Q
period 2001-06-30
MTR GAMING GROUP INC
filed 2001-08-14
CIK 834162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 0-20508

MTR GAMING GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	84-1103135
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

STATE ROUTE 2 SOUTH, P.O. BOX 358, CHESTER, WEST VIRGINIA	26034
(Address of principal executive offices)

(304) 387-5712
(Registrant's telephone number, including area code)

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $.00001 PAR VALUE
Class

25,307,662
Outstanding at August 8, 2001

MTR GAMING GROUP, INC.
INDEX FOR FORM 10-Q

PART 1
FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(unaudited)

	JUNE 30 2001	DEC. 31 2000

ASSETS
Current assets:
Cash and cash equivalents	$9,378,000	$10,564,000
Restricted cash	724,000	505,000
Accounts receivable net of allowance for doubtful accounts of $28,000 and $37,000	4,228,000	3,044,000
Accounts receivable – Lottery Commission	2,289,000	1,073,000
Inventories	1,394,000	1,083,000
Deferred financing costs	555,000	555,000
Prepaid taxes	1,242,000	2,410,000
Other current assets	2,794,000	1,678,000

Total current assets	22,604,000	20,912,000

Property and equipment, net	111,355,000	90,501,000
Other assets:
Excess of cost of investments over net assets acquired, net of Accumulated amortization of $2,156,000 and $2,030,000	1,618,000	1,744,000
Deferred income taxes	13,000	13,000
Deferred financing costs, net of current portion	1,600,000	1,860,000
Deposits and other	892,000	655,000

	$138,082,000	$115,685,000

LIABILITIES
Current liabilities:
Accounts payable	$2,237,000	$1,370,000
West Virginia Lottery Commission payable	160,000	646,000
Accrued payroll and payroll taxes	2,863,000	1,227,000
Other accrued liabilities	1,627,000	1,755,000
Current portion of capital leases	3,424,000	3,269,000
Current portion of long-term debt	350,000	334,000

Total current liabilities	10,661,000	8,601,000

Long-term debt, less current portion	60,713,000	56,021,000
Capital lease obligations, net of current portion	4,286,000	3,849,000
Current deferred income taxes	3,948,000	1,766,000

Total liabilities	79,608,000	70,237,000

Shareholders' equity:
Common Stock	—	—
Paid in capital	$43,263,000	$39,014,000
Shareholder receivable	(1,854,000)	(1,243,000)
Retained earnings	17,065,000	7,677,000

Total shareholders' equity	58,474,000	45,448,000

	$138,082,000	$115,685,000

MTR GAMING GROUP, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30

	2001	2000	2001	2000

Revenues
Gaming	$47,208,000	$36,666,000	$90,134,000	$68,413,000
Parimutuel commissions	2,087,000	1,282,000	3,770,000	2,382,000
Food, beverage and lodging	4,077,000	3,424,000	7,421,000	6,190,000
Other	919,000	723,000	1,524,000	1,166,000

Total revenues	54,291,000	42,095,000	102,849,000	78,151,000

Costs of revenue
Cost of gaming terminals	27,163,000	21,064,000	52,083,000	39,529,000
Cost of parimutuel commissions	1,687,000	1,372,000	3,210,000	2,687,000
Cost of food, beverage and lodging	4,053,000	3,133,000	7,690,000	5,702,000
Cost of other revenues	1,224,000	615,000	1,952,000	986,000

Total cost of revenues	34,127,000	26,184,000	64,935,000	48,904,000

Gross Profit	20,164,000	15,911,000	37,914,000	29,247,000

Selling, general and administrative expenses:
Marketing and promotions	3,478,000	2,656,000	5,832,000	4,101,000
General and administrative	5,799,000	4,585,000	11,478,000	8,910,000
Depreciation and amortization	2,273,000	1,352,000	4,335,000	2,892,000

Total selling, general and administrative expenses	11,550,000	8,593,000	21,645,000	15,903,000

Operating income	8,614,000	7,318,000	16,269,000	13,344,000

Interest income	60,000	67,000	115,000	136,000
Interest expense	(899,000)	(634,000)	(1,962,000)	(1,454,000)

Income from continuing operations before cumulative effect of accounting change and provision for income taxes	7,775,000	6,751,000	14,422,000	12,026,000
Provision for income taxes	2,641,000	2,434,000	4,901,000	4,341,000

Income from continuing operations before cumulative effect of accounting change	5,134,000	4,317,000	9,521,000	7,685,000
Cumulative effect of change in method of accounting for derivatives, net of tax benefit	—	—	(92,000)	—
Net income	$5,134,000	$4,317,000	$9,429,000	$7,685,000

Net income per share (basic)	$0.22	$0.20	$0.41	$0.36

Net income per share (assuming dilution)	$0. 20	$0.17	$0.37	$0.32
Weighted average number of shares outstanding:
Basic	23,549,810	21,794,596	22,886,113	21,566,833

Diluted	26,266,467	24,733,577	25,449,100	24,227,201

MTR GAMING GROUP, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	SIX MONTHS ENDED JUNE 30

	2001	2000

Cash flows from operating activities:
Net income	$9,429,000	$7,685,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,335,000	2,759,000
Deferred income taxes	2,182,000	(50,000)
Changes in operating assets and liabilities:
Accounts receivable net of allowance	(2,400,000)	(1,629,000)
Prepaid taxes	1,168,000	(16,000)
Other current assets	(1,427,000)	(780,000)
Accounts payable and accrued liabilities	1,889,000	2,155,000

Net cash provided by operating activities	15,176,000	10,124,000

Cash flows from investing activities:
Restricted cash	(219,000)	141,000
Deposits and other	(359,000)	20,000
Capital expenditures	(24,681,000)	(12,475,000)

Net cash used in investing activities	(25,259,000)	(12,314,000)

Cash flows used in financing activities
Shareholder receivable increase	(611,000)	(519,000)
Stock repurchase program	(52,000)	(26,000)
Additional paid in capital	4,260,000	376,000
Loan proceeds	8,424,000	3,906,000
Principal payment on long term debt and capital leases	(3,124,000)	—

Cash provided by financing activities	8,897,000	3,737,000
NET INCREASE IN CASH	(1,186,000)	1,547,000
Cash, Beginning of Period	10,564,000	7,380,000

Cash, End of Period	$9,378,000	$8,927,000

MTR GAMING GROUP, INC

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

             The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2—ACCOUNTING PRINCIPLE

             On January 1, 2001, the Company adopted Financial Accounting Standards Board Statement (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  This Statement requires the Company to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through income.  If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in Other Comprehensive Income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value is recognized in earnings.  The adoption of SFAS No. 133 on January 1, 2001 resulted in a pretax loss of  $139,000 ($92,000 loss net of taxes) from the cumulative effect of this accounting change being charged to earnings.  The terms of the Company’s financing required the Company to enter into an interest rate cap agreement, which expires on December 31, 2003, to manage interest rate risk and to lower its cost of borrowing.  This contract falls within the scope of SFAS No. 133.  The effect of adoption of the new accounting pronouncement was not material to the Company’s results of operations or financial position.

             In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets"(SFAS No. 142), effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142.  Other intangible assets will continue to be amortized over their useful lives.  The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.  Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $500,000 per year.  During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

NOTE 3 – EQUITY TRANSACTIONS

             During the three months ended June 30, 2001, holders of previously issued options and warrants to purchase the Company’s common stock purchased a total of 2,996,502 shares of the Company’s common stock at prices ranging from $0.80 to $4.875 per share by delivery of cash proceeds and promissory notes totaling $4,197,269.

             In April of 2001, the company repurchased 10,000 shares of its common stock in the open market for $52,380 pursuant to its approved $3 million stock repurchase program.  Since the start of the repurchase program in 2000, the Company has repurchased a total of 234,500 shares of common stock for a total cost of $1,405,000.

             On May 1, 2001, the Company adopted the MTR Gaming Group, Inc. 2001 Stock Incentive Plan for which the Company reserved for issuance 490,000 shares of the Company’s common stock for $7.30 per share, the closing price of the Company’s common stock on that date as reported on the NASDAQ Stock Market.  The 2001 Plan is a broadly based plan as defined by NASDAQ Marketplace Rules (i.e. one in which officers and directors of the Company received fewer than half of the total number of options granted) and as such did not require approval of the Company’s shareholders.

             Also on May 1, 2001, in accordance with various employment contracts, the Company issued in the aggregate options to purchase 75,000 shares of the Company’s common stock for $7.30 per share, the closing price of the Company’s common stock on that date as reported on the Nasdaq Stock Market.

             On June 11, 2001, in connection with the appointment of Donald J. Duffy to the Company’s board of directors, the Company issued to Mr. Duffy options to purchase 25,000 shares of the Company’s common stock for $10.85 per share, the closing price of the Company’s common stock on that date as reported on the Nasdaq Stock Market.

             All of the above-referenced transactions are reflected in the number of diluted shares outstanding for purposes of calculating earnings per share in the accompanying unaudited statements of operations.

NOTE 4—INCOME TAXES

             The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 (Statement 109), "Accounting for Income Taxes". Under Statement 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income tax reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. At June 30, 2001, there is no valuation allowance. The Company and its subsidiaries file a consolidated federal income tax return.

NOTE 5—RELATED PARTY TRANSACTIONS

             On April 3, 2001, in connection with the exercise of nonqualified stock options, Edson R. Arneault, Robert L. Ruben, Robert A. Blatt, James V. Stanton, and William D. Fugazy, Jr., all of whom are directors of the Company, delivered to the Company promissory notes in the amounts of $200,998.50, $79,499.25, $79,499.25, $174,999.25, and $174,999.25, respectively. The promissory notes are full recourse obligations, bear interest at 8% per year (the Prime Rate on that date), and are due and payable at the end of a two-year term. The notes are secured by the shares of common stock (450,000 in the aggregate) underlying the options.  On June 28, 2001, Mr. Fugazy repaid his promissory note in full.

NOTE 6–COMMITMENTS AND CONTINGENCIES

             On June 12, 2001, Mountaineer Park, Inc. entered an agreement with Just-Mark Construction, Inc. for the construction of a 262-room hotel.  The agreement, as modified by Change Order Number 1 dated July 17, 2001, calls for Mountaineer Park, Inc. to pay Just-Mark Construction, Inc. a total of $15 million upon substantial completion of the work specified in the agreement.  The agreement likewise calls for progress payments as and when the project architect certifies that certain benchmarks have been met.  Further, the agreement calls for liquidated damages payable to Mountaineer Park in the amount of $1,000 per day (if the project is not substantially completed by March 15, 2002) and $25,000 per day (if the project is not substantially completed by April 15, 2002).  Just-Mark Construction, Inc. has supplied a surety bond to secure its performance and completion of the work.

NOTE 7—SUBSEQUENT EVENTS

             On July 24, 2001, the Company closed the Gatsby dining room at the Reno Property due to poor financial performance.  On July 29, 2001, the Company discontinued gaming operations at this facility.  As a result of these actions, the Company incurred exit and termination costs of approximately $75,000 , which will be recognized in the third quarter.  The Company determined that no impairment loss had occurred to the carrying value of the assets related to these operations, in accordance with Statement of Financial Accounting Standards, No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of”.  In June of 2001, a new lease agreement for the gaming assets was entered into and the carrying amount of these assets does not exceed the amount of this capital lease.  Additionally, 32 of these machines will be utilized at our Las Vegas property.  The remaining machines have been secured on site.

             On July 31, 2001, the West Virginia Lottery Commission granted Mountaineer Park’s application to increase the authorized number of slot machines from 1,905 to 2,500.  As of August 10, 2001, 442 of the additional machines were in operation.  The Company expects that the balance of the 595 machines will be in operation by the end of the third quarter as the machine manufacturers gain Lottery Commission approval for these new games.  Two hundred of the new machines are equipped for the new maximum wager of $5, and 232 existing machines have been converted from a $2 maximum to the new $5 maximum wager.  The Company anticipates, subject to timely deliveries by machine manufacturers, that by the end of the third quarter, approximately 2,300 of Mountaineer’s slots will be equipped for the $5 maximum wager.

             At the July 31 meeting, the West Virginia Lottery Commission likewise voted to expand the hours of slot operation on Sundays, permitting the State’s racetracks to open for gaming at 10:00am instead of 1:00pm.  Mountaineer Park implemented the new operating hours on Sunday, August 5.

             On August 3, 2001 the Company amended its credit facility with Wells Fargo Bank to increase the line from $60 million to $75 million.  This amendment also increases the amount permitted for the repurchase of the Company’s common stock from $3 million to $10 million, provided that the Company’s twelve-month trailing EBITDA first reaches $50 million.  This facility allows for interest only payments through the first quarter of 2003 at which time the loan balance is to be amortized to $60 million over the remainder of the term, at which point the entire balance becomes due and payable.

ITEM 2— MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

             This document includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" as well as the “Notes to Condensed and Consolidated Financial Statements” regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, leverage and debt service, gaming regulation, licensing and taxation of gaming operations, dependence on key personnel, competition, including competition from legalization of gaming in states near the Company's gaming operations, no dividends, continued losses from horse racing, costs associated with maintenance and expansion of Mountaineer Park's infrastructure to meet the demands attending increased patronage, costs and risks attending construction, expansion of operations, market acceptance of the Company's Nevada Properties and maintenance of "grandfathered" status of those properties, cyclical nature of business, adverse weather or road conditions affecting access to the Company’s facilities, limited public market and liquidity, shares eligible for future sale, impact of anti-takeover measures, timely delivery and installation of slot machines, general economic conditions affecting the resort business, licensing and regulatory approval of the Company’s planned Pennsylvania racetrack, and other risks detailed in the Company's Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

             The Company, through wholly owned subsidiaries, owns and operates the Mountaineer Racetrack and Gaming Resort ("Mountaineer Park") in Chester, West Virginia, the Ramada Inn and Speedway Casino in North Las Vegas, Nevada (the "Speedway Property"), and the Ramada Inn and Speakeasy Casino (casino currently closed) in Reno, Nevada (the "Reno Property" or, collectively with the Speedway Property, the "Nevada Properties").  The Company’s recently formed subsidiary, Presque Isle Downs, Inc., has applied to the Pennsylvania Horse Racing Commission for a license to build a thoroughbred racetrack in Erie, Pennsylvania.  The Company anticipates that Mountaineer Park, particularly gaming operations, will continue to be the dominant factor in the Company's financial condition.

             In July of 2001, in order to reduce operating losses at the Reno Property, the Company closed the 8,000 square foot casino and one restaurant at that facility and laid off approximately 60 employees.  The hotel and remaining food and beverage services will continue to operate with a staff of approximately 40.  The Company anticipates that these actions will limit the Reno Property’s operating losses to an average of approximately $50,000 per month.

             Management notes that while the results presented in this report represent record financial results in terms of gross revenue, EBITDA, operating income and net income, the results were nevertheless affected in a number of ways by the massive expansion project that is ongoing at Mountaineer Park.  First, management believes that despite record numbers of patrons visiting Mountaineer Park during the first half of 2001, others were dissuaded by noise and disruption from construction and large crowds and a shortage of available slot machines, particularly on the weekends.  Second, Mountaineer Park’s operating costs during the first half of 2001 reflect “front loading” of expenses related to the launch of the convention center, gaming room and additional food and beverage operations scheduled to open in August, which obviously will not produce corresponding revenues until the third and fourth quarters.  Third, and most significant, management does not expect optimum efficiency or performance from the existing operations at Mountaineer Park until the remainder of Phase II of the expansion (i.e. the convention center, the new game room and the 262-room Grande Gatsby Hotel) is completed and absorbed.  For example, management does not expect to maximize the performance of the Harv, the Spa or the new Riverside Buffet until Mountaineer Park develops a steady convention business.  Likewise, the convention center is not expected to achieve its potential until completion of the hotel.  All of these amenities are designed to drive parimutuel and slot wagering, particularly during what have traditionally been off-peak operating hours.  Accordingly, management anticipates that a greater percentage of revenue growth will be realized as operating income and net income as Phase II is completed.  Implementation of longer range plans, such as a championship golf course, an RV park, housing, equestrian trails, and a shopping village should also have a positive impact on operating results and efficiencies.

             The Company earned revenues for the respective six-month and three-month periods in 2001 and 2000 as shown below:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30

	2001	2000	2001	2000

OPERATING REVENUES
Gaming	$47,208,000	$36,666,000	$90,134,000	$68,413,000
Parimutuel commissions	2,087,000	1,282,000	3,770,000	2,382,000
Food, beverage and lodging	4,077,000	3,424,000	7,421,000	6,190,000
Other	919,000	723,000	1,524,000	1,166,000

Total revenues	54,291,000	42,095,000	102,849,000	78,151,000

THREE MONTHS ENDED JUNE 30, 2001, COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

             For the second quarter of 2001, the Company's total revenues increased by $12.2 million, an increase of 29% compared to the same period in 2000.  Approximately $10.1 million of the increase was produced by gaming operations at Mountaineer Park.  Mountaineer Park's revenue from parimutuel commissions increased significantly due to the commencement of export simulcast operations in August of 2000.  Total commissions from parimutuel increased $805,000 or 63%, with export host fees generating $785,000 of net revenues.  Mountaineer’s lodging revenues increased by $40,000 or 9%; food and beverage revenues increased by $538,000 or 29% from $1.8 million to $2.4 million; and other revenues at Mountaineer Park increased by $203,000 or 29%. The Nevada Properties contributed $3.4 million in gross revenue, with $2.1 million from gaming, $625,000 from lodging, $598,000 from food and beverage, and $29,000 from other revenues in the second quarter of 2001.

GAMING OPERATIONS

             Revenues from gaming operations increased by 29% from $36.7 million in 2000 to $47.2 million in 2001. Management attributes this extraordinary increase to the following factors: (1) the August 2000 increase in machine count from 1,355 to 1,905 at Mountaineer Park; (2) the increases in foot traffic driven by new amenities as Mountaineer Park develops into a destination resort; (3) the continued aggressive marketing; and (4) the popularity of Mountaineer Park’s coin drop mechanical reel slot machines.  In the second quarter of 2001, the average net win per day for coin drop machines was $289 compared to $220 for ticket terminals.

             For the same period, average daily net win for the track-based machines was $123 compared to $319 earned on the Lodge-based terminals for a facility-wide average of $261 per machine per day.  At the end of the second quarter of 2001, Mountaineer Park operated a total of 1,905 slots.  A summary of gaming operations revenue in West Virginia for the three months ended June 30, 2001 and 2000 is as follows:

	THREE MONTHS ENDED JUNE 30

	2001	2000

	(1,905 terminals)	(1,355 terminals)
Total gross wagers	$401,674,000	$239,743,000
Less patron payouts	(356,601,000)	(204,781,000)

Revenue-Gaming operations	$45,073,000	$34,962,000

Average daily net win per terminal	$261	$282

Management notes that average daily net win per terminal during the first quarter of 2001 (with the same number of terminals as during the second quarter of 2001) was $240.  Accordingly, management believes that the apparent decrease in average daily net win per terminal comparing the second quarter of 2001 to 2000 reflects the absorption of a 40.6% increase in machine count and therefore indicates a strong upward trend in gaming revenue at Mountaineer Park.

             Since October 1, 1999, the Company has operated gaming at its Nevada Properties. The Speedway Property had gaming revenues of $1.5 million for the three months ended June 30, 2001 compared to $1.2 million for the same period in 2000. The Speakeasy Property's gaming revenues were $594,000 for the same period compared to $518,000 for the second quarter of 2000.

PARIMUTUEL COMMISSIONS

             Parimutuel commissions revenue is a function of wagering handle, which means the total amount wagered without regard to predetermined deductions, with a higher commission earned on a more exotic wager, such as a trifecta, than on a single horse wager, such as a win, place, or show bet.  In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds.  The total wagering handle is composed of the amounts wagered by each individual according to the wagering activity.  The total amounts wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity.  The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a "take-out" or gross commission, from which the racetrack pays state and county taxes and racing purses. The Company's parimutuel commission rates are fixed as a percentage of the total wagering handle or total amounts wagered. Mountaineer Park's parimutuel commissions for the three months ended June 30, 2001 and 2000 are summarized below:

	THREE MONTHS ENDED JUNE 30
	2001	2000

Simulcast racing parimutuel handle (import)	$6,395,000	$6,292,000
Live racing parimutuel handle	5,248,000	5,317,000
Less patrons' winning tickets	(9,178,000)	(9,184,000)

	2,465,000	2,425,000
Less:

State and county parimutuel tax	(134,000)	(126,000)
Purses and Horsemen's Association	(1,029,000)	(1,017,000)

Revenues—parimutuel commissions (live and import)	1,302,000	1,282,000
Gross commissions –export simulcast	1,442,000	—
Horsemen’s Association	(657,000)	—

Revenues – export simulcast	785,000	—

Revenues—parimutuel	2,087,000	1,282,000

             Because of the 21% increase in the average daily purses (from $105,400 in the second quarter of 2000 to $139,100 in 2001), the increase in the number of live racing days from 51 in 2000 to 63 in the second quarter of 2001, and the commencement of export simulcasting, total revenues for parimutuel commissions for the quarter ending June 30, 2001 increased 63% in comparison to 2000.  Simulcast handle (import) in the second quarter of 2001 remained relatively constant ($6.4 million compared to $6.3 million) for the same period in 2000.   Live racing handle for the periods being compared remained constant at $5.3 million.  Commissions for export simulcast, implemented on August 11, 2000, were $1,442,000 for the second quarter of 2001.  Revenue from export simulcast operations, which was $785,000, is reported net of $657,000 payable to the horsemen.

             To date, the results of export simulcasting have outpaced management’s expectations.  Management expected average daily handles for export simulcasting of $385,000 during the second quarter.  The daily average handle for export simulcast was $849,000 for the three months ending June 30, 2001.  On July 14, 2001, total handle was $1.2 million.  Accordingly, management is cautiously optimistic that its export simulcast business will continue to grow and that results from racing operations will improve materially.  The commencement of export simulcast did involve substantial capital improvements (approximately $4-5 million).  In December of 1998, Mountaineer Park and its horsemen executed an agreement, subject to the approval of the West Virginia Racing Commission, with respect to the sharing of the cost of such capital improvements. The Racing Commission sought the advice of the State Attorney General's Office, which originally believed that the arrangement would violate the State's racing statute. The Company asked the Attorney General's Office to reconsider that conclusion. At the same time, the Company pursued legislation to make plain that the statute permitted the agreement. On March 11, 2000, the West Virginia State Legislature passed House Bill 4487 amending the statute to permit such agreements. On March 28, 2000, the Governor signed the bill into law.  The Racing Commission then approved the cost sharing agreement.  During the second quarter of 2001, the horsemen repaid $131,000 pursuant to the cost sharing agreement.  See “Operating Costs”, “Parimutuel Commission Operating Costs”, and “Liquidity and Sources of Capital.”

FOOD, BEVERAGE AND LODGING OPERATIONS

             Food, beverage and lodging revenues accounted for a combined revenue increase of 19% to $4.1 million for the three months ended June 30, 2001 compared to $3.4 million for the same period in 2000.  Company wide, restaurant, bar and concession facilities produced $3.0 million of the revenue, while lodge revenues were $1.1 million.  Food and beverage revenues increased $538,000 to $2.4 million at Mountaineer Park in the second quarter of 2001.  Management believes the increases in the number of patrons visiting the resort resulted in the growth in this area.   Lodging revenues in West Virginia remained relatively flat at $476,000.  No significant increases in lodging revenues are expected until the hotel expansion is completed, which is scheduled for April of 2002.

             The Speedway Property’s revenues for food and beverage increased by $31,000 to $350,000, while lodging revenues decreased $13,000 to $242,000 for the three months ended June 30, 2001.  The Reno Property had an increase in food and beverage revenues of $27,000 to $247,000, while lodging revenues increased to $32,000 to $384,000 for the same period.

OTHER OPERATING REVENUES

             Other sources of revenues increased by $196,000 to $919,000 for the three months ended June 30, 2001 compared to the same period in 2000.  Other operating revenues are primarily derived from the sale of tickets to special events, check cashing, golf, the spa and ATM services.  The revenue from special events in the second quarter was $144,000, an increase of $62,000, which is attributable to the opening of the Harv in August of 2000.  Events held in the Harv can accommodate approximately twice as many guests for concerts and boxing matches as Mountaineer Park’s grandstand arena.  Moreover, the Company can command higher ticket prices for events in this new, more luxurious facility and has therefore also scheduled more events.  Revenues from check cashing increased by $44,000 and ATM service fees increased by $47,000 increase.  The Spa, which opened in February of 2001, generated $45,000 in revenue in the second quarter.

OPERATING COSTS

             The Company's $12.2 million increase in revenues resulted in higher total costs, as directly related expenses increased by $7.9 million to $34.1 million in the second quarter of 2001 compared to the same period in 2000.  Approximately $6.1 million of the increase in operating costs is attributable to gaming operations, including applicable state taxes and fees.  Pari-mutuel direct cost increased by $315,000, while cost of lodging and food and beverage increased by $920,000. Of the 29% increase in the cost of food and beverage and lodging, $799,000 can be attributed to the food and beverage operations in West Virginia.  The cost of other income increased by $609,000 in 2001 to $1.2 million.

Operating costs and gross profits earned from operations for the three-month periods ended June 30, 2001 and 2000 are as follows:

	THREE MONTHS ENDED JUNE 30

	2001	2000

Operating Costs
Gaming operations	$27,163,000	$21,064,000
Pari-mutuel commissions	1,687,000	1,372,000
Lodging, food and beverage	4,053,000	3,133,000
Other revenues	1,224,000	615,000

Total Operating Costs	$34,127,000	$26,184,000

Gross profit (Loss)
Gaming operations	$20,045,000	$15,602,000
Parimutuel commissions	400,000	(90,000)
Lodging, food and beverage	24,000	291,000
Other revenues	(305,000)	108,000

Total Gross Profit	$20,164,000	$15,911,000

GAMING OPERATING COSTS

             Company wide, costs of gaming revenues increased by $6,099,000, a 29% increase corresponding to the 29% increase in gaming revenues. Costs of gaming revenue in West Virginia increased by $6,078,000 or 31% to $25.9 million for the three months ended June 30, 2001, reflecting an increase in statutory expenses directly related to the 29% increase in gaming revenues.  Such expenses accounted for $5.4 million of the total cost increase.  Gaming machine lease expense increased $52,000 due to the leasing of additional machines.  Wages and benefits increased for the three months ending June 30, 2001 by $502,000 due to increases in personnel to accommodate the increase in patron volume and the additional personnel required for the Downtown Chicago Gaming Room that was opened in August 2000 as well as personnel for the game room opening in the third quarter. For the quarter ending June 30, 2001, the Nevada Properties incurred $1.2 million in gaming costs, which is relatively constant with the gaming costs incurred during the same period in 2000, even though there was a 25% increase in gaming revenues.

             After payment of a State Administrative Fee of up to 4% of revenues, Mountaineer Park is obligated to make payments from the remaining gaming revenues to certain funds administered by the West Virginia Lottery Commission as follows: State Tax 30%, Horsemen's Purse Fund 15.5%, Tourism Promotion 3%, Hancock County Tax 2%, Stakes Races 1%, Miscellaneous State Projects 1% and Employee Pension Fund 0.5%. Assessments paid to the Employee Pension Fund are returned by the Lottery Commission to a defined contribution pension plan administered by Mountaineer Park for the sole benefit of Mountaineer Park employees.   Assessments paid to the Horsemen's Purse Fund are returned by the Lottery Commission to bank accounts administered by Mountaineer Park for the sole benefit of horse owners who race at Mountaineer Park.  These funds are used exclusively to pay purses for thoroughbred races run at Mountaineer Park, in amounts determined by Mountaineer Park in accordance with its agreement with the Horsemen's Benevolent and Protective Association. Taxes and assessments paid to all of these funds are included in "Costs of Gaming Terminals" in the Consolidated Statement of Operations.  The State of West Virginia annually reconciles the State Administrative Fee and the amount not utilized by the state was refunded every year to Mountaineer Park at the end of the state's fiscal year, June 30th. The refund in June of 2001 was $2.3 million after payment of other statutory costs and assessments.

             In April of 2001, West Virginia amended its video lottery statute, eliminating the reconciliation and refund of the unused portion of the administrative fee commencing with the State’s fiscal year that began July 1, 2001.  The bill also establishes a new distribution scheme for the portion of each racetrack's net win in excess of that racetrack's net win for the twelve months ending June 30, 2001 (referred to in the amendment as “Excess Net Terminal Income”).  After deducting the administrative fee the Excess Net Terminal Income will be subject to a 10% surcharge.  However, the amendment creates a capital reinvestment fund to which the State will contribute 42% of the surcharge.  Generally, for each dollar a racetrack expends on capital improvements for the racetrack and adjacent property, the track will receive a dollar from the capital reinvestment fund.  Further, after deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the racetracks will receive 42% (as opposed to 47%) of the remaining net win.

Statutory costs and assessments for the respective three-month periods are as follows:

	THREE MONTHS ENDED JUNE 30

	2001	2000

Employee Pension Fund	$223,000	$172,000
Horsemen's Purse Fund	6,907,000	5,327,000

Subtotal	$7,130,000	$5,499,000
State of West Virginia	$13,369,000	$10,311,000
Tourism Promotion Fund	1,337,000	1,031,000
Hancock County	891,000	687,000
Stakes Races	446,000	344,000
Misc. State Projects	446,000	344,000

	$23,619,000	$18,216,000

PARIMUTUEL COMMISSIONS

             Total costs (the individual components of which are detailed below) of parimutuel commissions increased by $315,000 or 23%, from $1.4 million in the second quarter of 2000 to $1.7 million in the second quarter of 2001. Export simulcasting accounted for $111,000 of this increase.  Also due to the demand for our export product, we increased the number of racing days from 51 for the second quarter of 2000 to 63 for the same period in 2001.  This caused a related increase in cost of payroll and benefits of approximately $104,000.  Purse expense (consisting of statutorily determined percentages of live racing handle) remained stable in the second quarter of 2001, which is consistent with the live handle.  In connection with import simulcasting race operations, contractual fees paid to host tracks and additional statutorily determined percentages of simulcast commissions contributed to the purse fund for live racing increased by 4% or $19,000 to $672,000 in the second quarter of 2001 (compared to $653,000 during the second quarter of 2000), which is consistent with the increase in simulcasting wagering.  Parimutuel commissions revenue is reported net of these expenses in the Consolidated Statement of Operations.

FOOD, BEVERAGE AND LODGING OPERATING COSTS

             Direct expenses of lodging, food and beverage operations increased from $3.1 million for the second quarter of 2000 to $4.1 million for the same period in 2001.  Company wide, food and beverage operations lost $307,000 for the second quarter of 2001 compared to a gross profit of $25,000 for the same period in 2000, a decrease of $332,000.  Lodging operations earned a gross profit of $330,000 for the second quarter of 2001 compared to $266,000 for the same period in 2000, an increase of $64,000.

             Mountaineer Park's gross profit for food, beverage and lodging was $50,000 for the second quarter of 2001, compared to $252,000 in 2000.  The change is attributable primarily to a $799,000 increase in food and beverage costs at Mountaineer Park.  Approximately $434,000 of this increase stemmed from continued higher direct costs (particularly for meat products), driving the cost of food as a percentage of sales from 41% for the second quarter of 2000 to 50% for the second quarter of 2001.  Wages and related benefits related primarily to expansion of food service facilities and number of personnel accounted for approximately $267,000 of the increase.

             The Nevada Properties' gross profit from food, beverage and lodging operations was $27,000 for the three months ended June 30, 2001, in comparison to a $38,000 gross profit for the same period in 2000.  The Reno Property’s food and beverage costs increased 21% to $363,000 causing an operating loss for this profit center of $116,000.  The direct costs associated with lodging at Reno increased 2% to $264,000, resulting in a gross profit of $120,000 for the second quarter of 2001 compared to a $93,000 gross profit for the same period in 2000.  The Speedway Property had an operating loss of $30,000 for lodging, food and beverage operations for the three months ending June 30, 2001 compared to a $25,000 profit for the same period in 2000.  The $55,000 swing is attributable increases in payroll expenses related to initiatives to improve customer service and quality of food presentation.

COSTS OF OTHER OPERATING REVENUES

             Costs of other revenues consisting primarily of non-core businesses such as special events held in the Harv, the Spa and Fitness Center, the Woodview Golf Course, the Convention Center, check cashing services and ATMs increased by $609,000 from $615,000 in the second quarter of 2000 to $1.2 million in the second quarter of 2001.  The increase is attributable primarily to the opening of the Spa and Fitness Center ($118,000) in February 2001 and the Harv ($458,000) in August 2000.

MARKETING AND PROMOTIONS EXPENSE

             Company wide, marketing expenses increased in the second quarter of 2001 to $3.5 million from $2.7 million for the second quarter of 2000.  The $822,000 increase reflects a $1.2 million or 68% increase in marketing costs at Mountaineer Park (from $1.7 million to $2.9 million) and a $330,000 decrease (from $489,000 to $159,000) in marketing costs for the Reno Property.  The increase for Mountaineer Park is attributable primarily to: (1) the Company’s new marketing partnership with the Pittsburgh Penguin hockey team ($296,000); (2) increased prize giveaways via Mountaineer Park's Frequent Player Club promotion ($270,000); (3) increased bus promotions costs ($205,000); and (4) increased television advertising ($391,000) related to airing of the Company’s new infomercial.  The decrease in marketing costs for the Reno Property reflects Grand Opening expenses incurred in the second quarter of 2000.

GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST

             General and administrative expense for the second quarter of 2001 increased by $1.2 million or 26% from $4.6 million to $5.8 million. The percentage of general and administrative expense to sales remained constant at 11% for the second quarter of 2001 in comparison to the same period in 2000.  Finally, with respect to implementation of the Company’s business strategy to acquire other gaming or parimutuel businesses, professional fees related to evaluating acquisition and financing opportunities increased by $126,000 in the quarter ended June 30, 2001.

             In the second quarter of 2001, the Company incurred $899,000 of interest expense compared to $634,000 in the second quarter of 2000, a 42% increase.  The increase in interest expense is attributable to the Company increasing its debt from $39.5 million to $68.8 million, a 74% increase.  The increase in borrowing is due primarily to the expansion of Mountaineer Park (see “Cash Flows”).

DEPRECIATION AND AMORTIZATION EXPENSE

             Depreciation and amortization expenses increased 68%, or $921,000, to $2.3 million for the three months ended June 30, 2001. This increase reflects the $56 million increase in fixed asset balance at June 30, 2001 in comparison to June 30, 2000.  Depreciation expense for the Nevada Properties increased by $274,000 to $745,000 for the three months ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

             Total revenues increased from $78.2 million in the first half of 2000 to $102.8 million in 2001, an increase of $24.7 million or 32%.  Of this increase, 88%, or $20.2 million, can be attributed to the gaming operations at Mountaineer Park.  Revenue from parimutuel commissions increased by $1.4 million for the six months ended June 30, 2001, with export simulcast fees generating $1,352,000 of this increase.  Food, beverage, lodging and other operations contributed $1.6 million of increased revenues for this period.

GAMING OPERATIONS

             A summary of the gaming revenues for Mountaineer Park for the six months ended June 30, 2001 and 2000 is as follows:

	SIX MONTHS ENDED JUNE 30

	2001	2000

Total gross wagers	$756,771,000	$434,102,000
Less patron payouts	(670,701,000)	(368,239,000)

Revenues—
Gaming operations	$86,070,000	$65,863,000

Average daily net win per terminal	$251	$268

             Including contributions from the Nevada Properties, company wide revenues from gaming operations increased by 32% from $68.4 million in the first six months of 2000 to $90.1 million in 2001.  Management attributes the increase to the following factors: extensive advertising, Mountaineer Park’s increase to 1,905 slot machines from 1,355, the popularity of coin drop slot machines, and the contribution of gaming revenues from the Nevada Properties ($1.5 million increase).

PARIMUTUEL COMMISSIONS

             Mountaineer Park's parimutuel commissions for the six months ended June 30, 2001 and 2000 are summarized below:

	SIX MONTHS ENDED JUNE 30

	2001	2000

Simulcast racing parimutuel handle (import)	$12,577,000	$11,782,000
Live racing parimutuel handle	8,835,000	9,797,000
Less patrons' winning tickets	(16,855,000)	(17,057,000)

	4,557,000	4,522,000
Less:
State and county parimutuel tax	(257,000)	(245,000)
Purses and Horsemen's Association	(1,882,000)	(1,895,000)

Revenues—parimutuel commissions (live and import)	2,418,000	2,382,000
Gross commissions –export simulcast	2,484,000	—
Horsemen’s Association	(1,132,000)	—

Revenues – Export simulcast	$1,352,000	—

Revenues—parimutuel	3,770,000	2,382,000

             Import simulcast handle for the first six months of 2001 increased 7% to $12.6 million compared to $11.8 million for the same period in 2000.  Live racing handle decreased by 10% from $9.8 million in 2000 to $8.8 million in 2001 due to poor attendance during the first quarter of 2001 caused by poor weather conditions.  Revenue from live racing and import simulcasting, which represents revenue from all parimutuel wagers placed by patrons at Mountaineer Park, were flat at $2.4 million, despite the 38% increase in average daily live purses from $95,900 for the first half of 2000 to $132,300 in the first half of 2001.  Accordingly, the increase in total revenue from parimutuel wagering can be attributed almost entirely to the advent of export simulcasting in August of 2000 and the ramping up of this new product ahead of management’s expectations.

FOOD, BEVERAGE AND LODGING OPERATIONS

             Food, beverage and lodging revenues accounted for a combined revenue increase of 20% to $7.4 million for the six months ended June 30, 2001 compared to $6.2 million for the same period in 2000.  Company wide, restaurant, bar and concession facilities produced $1.1 million of the revenue increase, a 25% increase over the same period in 2000, while lodge revenues increased $157,000, a 9% increase over the same period in 2000.  Food and beverage revenues increased $843,000 to $4.3 million at Mountaineer Park in the second quarter of 2001.  Management believes the increase is due to additional food venues at the property along with increased patronage at the facility.   Lodging revenues at Mountaineer Park increased 13% to $921,000 for the first half of 2001.

             The increase in revenue for food, beverage and lodging for the Nevada Properties was $281,000 with $230,000 of the increase coming from food and beverage.  The Reno Property’s food and beverage revenues increased $107,000 to $460,000 for the six months ended June 30, 2001, while lodging revenues remained stable from the prior year.  At the Speedway Property, food and beverage revenues increased 24% or $123,000 to $641,000 for the first half of 2001.  Lodging revenues at this location increased 9% to $476,000.

OTHER OPERATING REVENUES

             Other sources of revenues increased by $358,000 to $1.5 million for the six months ended June 30, 2001 compared to the same period in 2000.  Other operating revenues are primarily derived from the sale of tickets to special events, check cashing, golf, the spa and ATM services.  The revenue from special events in the first six months of 2001 was $275,000, an increase of $193,000, which is attributable to the opening of the Harv in August of 2000.  Events held in the Harv can accommodate approximately twice as many guests for concerts and boxing matches as Mountaineer Park’s grandstand arena.  Moreover, the Company can command higher ticket prices for events in this new, more luxurious facility and has therefore also scheduled more events.  Revenues from check cashing increased by $90,000 and ATM service fees increased by $47,000.  The Spa, which opened in February of 2001, generated $63,000 in revenue for the six months ended June 30, 2001.

OPERATING COSTS

             Operating costs and gross profit earned from operations for the six-month periods ended June 30, 2001 and 2000 are as follows:

	SIX MONTHS ENDED JUNE 30

	2001	2000

Operating Costs:
Gaming operations	$52,083,000	$39,529,000
Pari-mutuel commissions	3,210,000	2,687,000
Lodging, food and beverage	7,690,000	5,702,000
Other revenues	1,952,000	986,000

Total Operating Costs	$64,935,000	$48,904,000

Gross Profit (Loss)
Gaming operations	$38,051,000	$28,884,000
Pari-mutuel commissions	560,000	(305,000)
Lodging, food and beverage	(269,000)	488,000
Other revenues	(428,000)	180,000

Total Gross Profit	$37,914,000	$29,247,000

The Company's 32% increase in revenues resulted in higher total costs, as expenses increased by 33% to $64.9 million in the first half of 2001. Gross profit increased by 30% from $29.2 million for the first half of 2000 to $37.9 million for the same period in 2001.

GAMING OPERATIONS

             Company wide, costs of gaming revenues increased by $12.6 million, a 32% increase corresponding to the 32% increase in gaming revenues.  Costs of gaming revenues for Mountaineer Park increased by $11.9 million, or 32%, to $49.6 million for the six months ended June 30, 2001, reflecting the increase in statutory expenses directly related to the 31% increase in gaming revenues.  Lease expense for gaming devices increased by $132,000 due to the leasing of additional gaming devices.  Salary and related benefits increased by $960,000 for the six months ended June 30, 2001 due to the addition of the Downtown Chicago gaming room and increased patronage.  For the same period, the Nevada Properties incurred $2.5 million (a 35% increase) in costs associated with gaming, compared to $1.9 million, for the first half of 2000.

Statutory costs and assessments for the respective six-month periods are as follows:

	SIX MONTHS ENDED JUNE 30

	2001	2000

Employees Pension Fund	$426,000	$324,000
Horsemen's Purse Fund	13,208,000	10,070,000

Subtotal.	13,634,000	10,394,000
State of West Virginia	25,564,000	19,490,000
Tourism Promotion Fund	2,556,000	1,949,000
Hancock County	1,704,000	1,299,000
Stakes Races	852,000	650,000
Miscellaneous State Projects	852,000	650,000

	$45,162,000	$34,432,000

PARIMUTUEL COMMISSIONS

             Total costs (the individual components of which are detailed below) of parimutuel commissions increased by $523,000 or 19%, from $2.7 million in the first half of 2000 to $3.2 million in the same period for 2001. Export simulcasting accounted for $193,000 of this increase.  Also due to the demand for our export product, we increased the number of racing days from 101 for the first six months of 2000 to 116 for the same period in 2001.  This caused a related increase in cost of payroll and benefits of approximately $149,000.  Purse expense (consisting of statutorily determined percentages of live racing handle) decreased 10% in the first half of 2001, which is consistent with the 10% decrease in live handle.  In connection with import simulcasting race operations, contractual fees paid to host tracks and additional statutorily determined percentages of simulcast commissions contributed to the purse fund for live racing increased by 9% or 81,000 to $932,000 in the first half of 2001, which is consistent with the increase in simulcasting wagering. Parimutuel commissions revenue is reported net of these expenses in the Consolidated Statement of Operations.

               For the six months ended June 30, 2001, parimutuel operations showed a gross profit of $560,000 versus a loss of $305,000 for the same period in 2000.  Simply stated, the dramatic improvement in results from parimutuel operations is attributable largely to the commencement of export simulcasting in August of 2000.  Export simulcasting represents not only a new source of revenue but also a business that enjoys higher margins than parimutuel wagering on live racing or import simulcasting.  And, although this new business has progressed faster than management had anticipated, the growing popularity of the product leads management to believe that results from parimutuel operations will continue to improve at least for the remainder of this fiscal year.

FOOD, BEVERAGE AND LODGING OPERATING COSTS

             Direct expenses of lodging, food and beverage operations increased from $5.7 million for the six months ending June 30, 2000 to $7.7 million for the same period in 2001.  Of the $2.0 million increase, $1.4 million is attributable to Mountaineer Park.  The food and beverage operations showed an operating loss of $664,000 for the first six months of 2001 compared to a gross profit of $117,000 for the same period in 2000, a decrease of $781,000, which is attributable primarily to rising food costs and inefficiencies attending Mountaineer Park's expansion.  Gross profit from lodging operations was stable ($394,000 for the first half of 2001 compared to $371,000 for the same period in 2000).

             The Nevada Properties' operating loss from food, beverage and lodging operations was $281,000 for the six months ended June 30, 2001, compared to a loss of $4,000 for the same period in 2000, due primarily to higher costs of wages and related benefits and an increase in the ratio of food cost to sales from 51% to 62%.  In Reno, food and beverage had an operating loss of $297,000 for the first half of 2001 compared to a loss of $153,000 for the same period in 2000.  Lodging operations for the Reno Property, however, showed a gross profit of $73,000 for the first six months of 2001, which was a decrease of $58,000 or 14% from an operating profit of $131,000 for the same period in 2000.  At the Speedway Property, food and beverage also had a higher operating loss for the first six months of 2001 ($102,000) compared to the same period in 2000 ($47,000).  Lodging profitability was relatively stable.

             Mountaineer Park's gross profit for food, beverage and lodging was $11,000 for the first half of 2001, compared to $491,000 in 2000.  The decrease in profitability is attributable to increases in cost of food as well as wages and benefits (increase of $358,000) related to the addition of new dining venues and increased sales.  During the first six months of 2001, food costs were 49% of sales compared to 39% for the same period in 2000.

COSTS OF OTHER OPERATING REVENUES

             Costs of other revenues increased by $966,000 from $986,000 for the six months ended June 30, 2000 to $1,952,000 for the six months ended June 30, 2001. The increase can be attributed primarily to events at the Harv ($604,000) and the opening of the Spa ($192,000).  Both of these facilities were opened after June of 2000.  Costs of $203,000 associated with check cashing fees reflect an increase of $93,000, which is in proportion with increases in volume of checks cashed and associated revenue.

MARKETING AND PROMOTIONS EXPENSE

             Marketing expenses increased $1.7 million for the first half of 2001 to $5.8 million.  The increase is attributable primarily to the following factors: (1) the increased number of members of Mountaineer Park's Frequent Player's Club and increases in prize giveaways through this promotion ($449,000); (2) increased television advertising for Mountaineer Park’s infomercial ($470,000); (3) increase in direct mail costs ($149,000); (4) the increase in bus promotional costs ($332,000); and (5) the marketing partnership with the Pittsburgh Penguins hockey team.

             Marketing expense for the two Nevada Properties decreased by $164,000 for the six months ended June 30, 2001 in comparison to the same period in 2000.  Marketing costs for the Nevada Properties in 2000 included costs associated with grand openings.

GENERAL AND ADMINISTRATIVE AND INTEREST EXPENSES

             General and administrative expenses for the periods being compared increased by $2.6 million or 29% from $8.9 million to $11.5 million. The reason for the increase in general and administrative costs was twofold. First, with respect to operations, the increases were due primarily to (1) a $1.4 million increase in costs of security, surveillance, accounting, administration, maintenance and housekeeping to accommodate Mountaineer Park's larger crowds; (2) increases in employee benefits, such as health insurance, of $912,000; and (3) additional general and administrative costs of $361,000 generated by the Nevada Properties.  Second, with respect to implementation of the Company's business strategy to acquire other gaming and/or parimutuel businesses, professional fees and travel expenses related to evaluating acquisition and financing opportunities incurred by the Company increased by approximately $255,000 during the first six months of 2001.

             In the first half of 2001, the Company incurred $2.0 million of interest expense compared to $1.5 million in the first half of 2000. The increase in interest expense is attributable to the Company's increased debt.

DEPRECIATION AND AMORTIZATION EXPENSE

             Depreciation and amortization expenses increased by 50%, or $1.4 million, to $4.3 million for the six months ended June 30, 2001. This increase reflects the increased capitalization of improvements completed at Mountaineer Park.  Depreciation for the Nevada Properties was $1.4 million for the first half of 2001.

CASH FLOWS

             The Company's operations produced $15.2 million in cash flow in the six months ended June 30, 2001, compared to $10.1 million produced in the first six months of 2000.  Current year non-cash expenses included $4.3 million of depreciation and amortization.

             The Company invested $24.2 million in capital improvements for Mountaineer Park in the first half of 2001 versus $10.9 million in the first half of 2000.  The Company also invested $497,000 in capital assets related to the Nevada Properties compared to $1.6 million in the first half of 2000.

LIQUIDITY AND SOURCES OF CAPITAL

             The Company's working capital balance as of June 30, 2001 was $11,943,000 and its unrestricted cash balance was $9,378,000. Racing purses are paid from funds contributed by the Company to bank accounts owned by the horse owners who race at Mountaineer Park. At June 30, 2001, the balances in these accounts exceeded purse obligations by $1.5 million; this amount is available for payment of future purse obligations at the discretion of the Company and in accordance with the terms of its agreement with the HBPA.  The Company also earns the interest on the balances in these accounts.

             Pursuant to a July 30, 2001 amendment to its August 15, 2000 Amended and Restated Credit Agreement with a consortium of banks led by Wells Fargo Bank, the Company has a $75,000,000 revolving line of credit, which expires in August of 2005 (the “Bank Facility”).  The Bank Facility calls for payments of interest only through the first quarter of 2003 (at which time the Company must amortize any amounts outstanding in excess of $60,000,000 over the remainder of the life of the facility), continues to be secured by substantially all of the assets of the Company and its operating subsidiaries, and contains customary affirmative and negative covenants and events of default.  The Company may elect to borrow at the London Interbank Offered Rate (LIBOR), plus a margin ranging from 1.5% to 2.5%.  Alternatively, the Company may elect to borrow at either the Prime Rate or Federal Funds Rate, plus a margin ranging from 0.25% to 1.25%.  The applicable margin added to the benchmark rates listed above depends upon the ratio of the Company’s debt to EBITDA.  The applicable margin as of June 30, 2001 was 2.25% over LIBOR.

             At June 30, 2001, the outstanding principal balance of the Wells Fargo loan was $ 59,924,000.

             The Bank Facility permits the Company to finance separately up to $13 million of additional senior indebtedness for the purchase or lease of equipment.  The Company has various arrangements with banks and their affiliated leasing companies for such equipment financing.  As of June 30, 2001 the aggregate outstanding principle balance related to equipment financing was $7,710,000.

             On October 5, 2000, as required by the Bank Facility, the Company entered into an Interest Rate Cap Agreement with Wells Fargo Bank at a cost of $214,750.  The agreement caps the Company’s interest rate under the Bank Facility at 7.5% (plus the applicable margin) with respect to $30 million of principal.  The cost of this interest rate hedge product will be amortized over the term of the Cap Agreement, which expires on December 31, 2003, and is reported as interest expense.  In the first quarter of 2001, in compliance with Financial Accounting Standards No. 133, the fair value of the derivative was recognized and shown as a cumulative effect adjustment in the statement of operations with a negative cumulative effect net of tax of $92,000.  In the second quarter, there was no material change to the fair value of the derivative.

             Pursuant to an agreement with the HBPA to share the cost of certain capital improvements related to the launching of Mountaineer Park’s export simulcast business, Mountaineer Park received $252,000 during the first six months of 2001 and expects to receive approximately $800,000 over the next two years.

             Capital Improvements.  The Company is in the process of implementing Mountaineer Park’s previously announced four-phase expansion plan.  The four-phase plan includes approximately tripling the hotel room capacity, adding 70,000 square feet of additional gaming rooms which will hold an additional 1,100 slot machines, an arena, a spa, additional parking, a convention center, a championship golf course, an equestrian center, housing and a shopping village.  The expansion project will be completed in phases as cash flow and available lines of credit permit and is estimated to cost approximately $65 million through phase two.

             Phase I of the expansion, which included a 32,000 square foot expansion of the Speakeasy Gaming Saloon, the construction of the event center, additional parking lots, and the spa, has been completed.  The Company has likewise begun construction of Phase II, which includes a further expansion of the Speakeasy Gaming Saloon and construction of the convention center, hotel, enclosed swimming pool, Las Vegas style buffet and a gourmet restaurant.   The Company has also recently completed the purchase and installation of a backup power supply ($1.5 million) and additional surveillance equipment ($700,000).

             During the third and fourth quarters of 2001, the Company expects to spend approximately $30 million on capital expansion at Mountaineer Park; $300,000 for capital improvements for the Nevada Properties; $1.0 million for acquisition of additional acreage near Mountaineer Park; $2.5 million for implementation of automated player tracking at Mountaineer Park; $200,000 for the development of an RV park in West Virginia; $500,000 toward the West Virginia Lottery Commission’s new central system; and up to $1.6 million for the repurchase of the Company’s common stock.  In the event the Company obtains approval during 2001 to build a racetrack in Pennsylvania, the Company expects to spend approximately $5 - $6 million for the acquisition of real property during the fourth quarter of 2001 through the first quarter of 2002.  Construction of the racetrack facilities thereafter is estimated to cost between $10 and $12 million.   Construction of the track, which would be located on a parcel of approximately 150 acres, about 150 miles from Mountaineer Park, is subject to a number of contingencies and there is no guarantee that the plans will be executed.

             Any significant acquisitions during 2001 would likely be financed separately.

             Management believes that except as set forth above, its cash balances, cash flow from operations, and available lines of credit will be sufficient to cover contemplated capital expenditures.

             Outstanding Options and Warrants.  As of June 30, 2001, there were outstanding options and warrants to purchase approximately 5.7 million shares of the Company's common stock.  Virtually all of such shares are either subject to registration rights, have been registered, or the Company intends to register them.  Further, warrants to purchase 918,079 shares are held by the Company's prior lender whose exercise rights are subject to a statutory ownership limitation not to exceed 5% of the Company's outstanding voting shares without prior approval of the West Virginia Lottery Commission.  If all such options and warrants were exercised, the Company would receive proceeds of approximately $15.0 million.

Subsequent Events

             On July 24, 2001, the Company closed the Gatsby dining room at the Reno Property due to poor financial performance.  On July 29, 2001, the Company discontinued gaming operations at this facility.  As a result of these actions, the Company incurred exit and termination costs of approximately $75,000 , which will be recognized in the third quarter.  The Company determined that no impairment loss had occurred to the carrying value of the assets related to these operations, in accordance with Statement of Financial Accounting Standards, No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of”.  In June of 2001, a new lease agreement for the gaming assets was entered into and the carrying amount of these assets does not exceed the amount of this capital lease.  Additionally, 32 of these machines will be utilized at our Las Vegas property.  The remaining machines have been secured on site.

             On July 31, 2001, the West Virginia Lottery Commission granted Mountaineer Park’s application to increase the authorized number of slot machines from 1,905 to 2,500.  As of August 10, 2001, 442 of the additional machines were in operation.  The Company expects that the balance of the 595 machines will be in operation by the end of the third quarter as the machine manufacturers gain Lottery Commission approval for these new games.  Two hundred of the new machines are equipped for the new maximum wager of $5, and 232 existing machines have been converted from a $2 maximum to the new $5 maximum wager.  The Company anticipates, subject to timely deliveries by machine manufacturers, that by the end of the third quarter, approximately 2,300 of Mountaineer’s slots will be equipped for the $5 maximum wager.

             At the July 31 meeting, the West Virginia Lottery Commission likewise voted to expand the hours of slot operation on Sundays, permitting the State’s racetracks to open for gaming at 10:00am instead of 1:00pm.  Mountaineer Park implemented the new operating hours on Sunday, August 5.

             On August 3, 2001, the Company amended its credit facility with Wells Fargo Bank to increase the line from $60 million to $75 million.  This amendment also increases the amount permitted for the repurchase of the Company’s common stock from $3 million to $10 million, provided that the Company’s twelve-month trailing EBITDA first reaches $50 million.  This facility allows for interest only payments through the first quarter of 2003 at which time the loan balance is to be amortized to $60 million over the remainder of the term, at which point the entire balance becomes due and payable.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             The company is exposed to changes in interest rates primarily form its long-term debt arrangements.  Under its current policies, the Company uses interest rate derivative instruments to manage exposure to interest rate changes for a portion of its debt arrangement.  Taking into account the effects of interest rate derivatives designated as hedges, a hypothetical 100 basis point adverse move in interest rates along the entire rate yield curve would have limited effect on the net fair value of all interest sensitive financial instruments at June 30, 2001.

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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NO.		ITEM TITLE

3.1		Restated Certificate of Incorporation for Winners Entertainment, Inc. dated August 17, 1993 (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1993)

3.2		Certificate of Amendment of Restated Certificate of Incorporation of Winner's Entertainment, Inc. dated October 10, 1996 (incorporated by reference to the Company's report on Form 8-K filed November 1,1996).

3.3		Amended Bylaws of the Company (incorporated by reference to the Company's report on Form 8-K filed February 20, 1998).

10.13		MTR Gaming Group, Inc. 2001 Stock Incentive Plan, adopted May 1, 2001 (filed herewith)

10.14		Letter Agreement dated June 11, 2001 between MTR Gaming Group, Inc. and Donald J. Duffy concerning election to Board of Directors

10.15		Agreement dated June 12, 2001 between Mountaineer Park, Inc. and Just-Mark Construction, Inc. (together with General Conditions of the Contract for Construction) (filed herewith)

10.16		Change Order No. 1 to Just-Mark Agreement (filed herewith)

10.17		First Amendment, dated July 30, 2001, to Amended and Restated Credit Agreement by and between MTR Gaming Group, Inc. Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc. and Presque Isle Downs, Inc., as Borrowers, and Wells Fargo Bank, N.A., PNC Bank, N.A., National City Bank of Pennsylvania, N.A. and Bank of Scotland, as Lenders (filed herewith)

10.18		Second Restated Revolving Credit Note in the principle amount of $75,000,000 dated July 30, 2001 and made by Borrowers in favor of Lenders (filed herewith)

10.19		Third Amendment to Security Agreement dated July 30, 2001 (filed herewith)

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the six months ended June 30, 2001 and thereafter.

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1933, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 14, 2001	MTR GAMING GROUP, INC.

	By:	/s/ EDSON R. ARNEAULT

Edson R. Arneault
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

	By:	/s/ MARY JO NEEDHAM

Mary Jo Needham,
CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Restated Certificate of Incorporation for Winners Entertainment, Inc. dated August 17, 1993 (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1993)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Winner's Entertainment, Inc. dated October 10, 1996 (incorporated by reference to the Company's report on Form 8-K filed November 1,1996).

3.3	Amended Bylaws of the Company (incorporated by reference to the Company's report on Form 8-K filed February 20, 1998).

10.13	MTR Gaming Group, Inc. 2001 Stock Incentive Plan, adopted May 1, 2001 (filed herewith)

10.14	Letter Agreement dated June 11, 2001 between MTR Gaming Group, Inc. and Donald J. Duffy concerning election to Board of Directors

10.15	Agreement dated June 12, 2001 between Mountaineer Park, Inc. and Just-Mark Construction, Inc. (together with General Conditions of the Contract for Construction) (filed herewith)

10.16	Change Order No. 1 to Just-Mark Agreement (filed herewith)

10.17	First Amendment, dated July 30, 2001, to Amended and Restated Credit Agreement by and between MTR Gaming Group, Inc. Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc. and Presque Isle Downs, Inc., as Borrowers, and Wells Fargo Bank, N.A., PNC Bank, N.A., National City Bank of Pennsylvania, N.A. and Bank of Scotland, as Lenders (filed herewith)

10.18	Second Restated Revolving Credit Note in the principle amount of $75,000,000 dated July 30, 2001 and made by Borrowers in favor of Lenders (filed herewith)

10.19	Third Amendment to Security Agreement dated July 30, 2001 (filed herewith)