Form 10-Q
period 2001-09-30
MTR GAMING GROUP INC
filed 2001-11-14
CIK 834162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                  SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

(304) 387-8300
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

Outstanding at November 9, 2001

25,814,979

MTR GAMING GROUP, INC.

INDEX FOR FORM 10-Q

PART 1

FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.

CONDENSED AND CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

SEPTEMBER 30 2001

		DECEMBER 31 2000

ASSETS
Current assets:
Cash and cash equivalents	$10,641,000	$10,564,000
Restricted cash	745,000	505,000
Accounts receivable net of allowance for doubtful accounts of $50,000 and $37,000	4,152,000	3,044,000
Accounts receivable – Lottery Commission	0	1,073,000
Inventories	1,636,000	1,083,000
Deferred financing costs	620,000	555,000
Prepaid taxes	1,218,000	2,410,000
Other current assets	2,109,000	1,678,000

Total current assets	21,121,000	20,912,00

Property and equipment, net	127,293,000	90,501,000

Other assets:
Excess of cost of investments over net assets acquired, net of Accumulated amortization of $2,219,000 and $2,030,000	1,555,000	1,744,000
Deferred income taxes	13,000	13,000
Deferred financing costs, net of current portion	1,689,000	1,860,000
Deposits and other	1,270,000	655,000

Total Assets	$152,941,000	$115,685,000

LIABILITIES
Current liabilities:
Accounts payable	$2,583,000	$1,370,000
West Virginia Lottery Commission payable	856,000	646,000
Accrued payroll and payroll taxes	2,073,000	1,227,000
Other accrued liabilities	5,037,000	1,755,000
Current portion of capital leases	3,329,000	3,269,000
Current portion of long-term debt	353,000	334,000

Total current liabilities	14,231,000	8,601,000

Long-term debt, less current portion	66,826,000	56,021,000
Capital lease obligations, net of current portion	3,530,000	3,849,000
Deferred income tax	3,948,000	1,766,000

Total liabilities	88,535,000	70,237,000
Shareholders' equity:
Common Stock	--	--
Paid in capital	$45,421,000	$39,014,000
Shareholder receivable	(3,630,000)	(1,243,000)
Retained Earnings	22,615,000	7,677,000

Total shareholders' equity	64,406,000	45,448,000

Total liabilities and shareholders’ equity	$152,941,000	$115,685,000

MTR GAMING GROUP, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30

	2001	2000	2001	2000

Revenues
Gaming	$53,771,000	$42,648,000	$143,905,000	$111,061,000
Parimutuel	2,167,000	1,445,000	5,937,000	3,827,000
Food, beverage and lodging	4,326,000	3,942,000	11,747,000	10,132,000
Other	1,231,000	1,448,000	2,755,000	2,614,000

Total revenues	61,495,000	49,483,000	164,344,000	127,634,000

Costs of operating activities
Cost of gaming terminals	31,651,000	24,743,000	83,734,000	64,272,000
Cost of parimutuel	1,678,000	1,569,000	4,888,000	4,256,000
Cost of food, beverage and lodging	4,055,000	4,179,000	11,745,000	9,881,000
Cost of other operating activities	1,641,000	1,365,000	3,593,000	2,351,000

Total cost of operating activities	39,025,000	31,856,000	103,960,000	80,760,000

Gross Profit	22,470,000	17,627,000	60,384,000	46,874,000

Selling, general and administrative expenses:
Marketing and promotions	2,858,000	2,691,000	8,690,000	6,792,000
General and administrative	6,307,000	5,175,000	17,785,000	14,085,000
Depreciation and amortization	1,942,000	1,662,000	6,277,000	4,627,000

Total selling, general and administrative expenses	11,107,000	9,528,000	32,752,000	25,504,000

Operating income	11,363,000	8,099,000	27,632,000	21,370,000

Interest income	63,000	64,000	178,000	200,000
Interest expense	(1,070,000)	(636,000)	(3,032,000)	(2,017,000)

Income from continuing operations before cumulative effect of accounting change and provision for income taxes	10,356,000	7,527,000	24,778,000	19,553,000
Provision for income taxes	3,518,000	2,503,000	8,419,000	6,844,000

Income from continuing operations before cumulative effect of accounting change	6,838,000	5,024,000	16,359,000	12,709,000
Cumulative effect of change in method of accounting for derivatives, net of tax benefits	0	0	(92,000)	0
Net income	$6,838,000	$5,024,000	16,267,000	12,709,000

Net income per share (basic)	$0.27	$0.23	$0.69	$0.59

Net income per share (assuming dilution)	$0.25	$0.19	$0.63	$0.51

Weighted average number of shares outstanding:
Basic	25,322,008	22,081,656	23,505,264	21,631,230

Diluted	27,814,521	26,178,627	25,850,455	24,893,740

MTR GAMING GROUP, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30

	2001	2000

Cash flows from operating activities:
Net income	$16,267,000	12,709,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,277,000	4,627,000
Deferred income taxes	2,182,000	(66,000)
Changes in operating assets and liabilities
Accounts receivable net of allowance	(35,000)	(2,417,000)
Prepaid taxes	1,192,000	0
Other current assets	(1,049,000)	(1,357,000)
Accounts payable and accrued liabilities	5,551,000	3,666,000

Net cash provided by operating activities	30,385,000	17,162,000

Cash flows from investing activities:
Restricted cash	(240,000)	382,000
Deposits and other	(1,156,000)	11,000
Capital expenditures	(42,168,000)	(32,221,000)

Net cash used in investing activities	(43,564,000)	(31,828,000)

Cash flows used in financing activities
Shareholder receivable increase	(2,387,000)	(674,000)
Stock repurchase program	(1,537,000)	(1,026,000)
Additional paid in capital	6,615,000	1,221,000
Loan proceeds	14,678,000	21,261,000
Deferred financing cost	0	(1,626,000)
Principal payments on long term debt and capital leases	(4,113,000)	0

Cash provided by financing activities	13,256,000	19,156,000
NET INCREASE IN CASH	77,000	4,490,000
Cash, Beginning of Period	10,564,000	7,380,000

Cash, End of Period	$10,641,000	$11,870,000

MTR GAMING GROUP, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142.  Other intangible assets will continue to be amortized over their useful lives.  The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.  Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $250,000 per year.  During 2002, the Company will perform the first of the required impairment test of goodwill and indefinite-lived intangible assets as of January 1, 2002, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144).  This statement is effective for fiscal years beginning after December 15, 2001.  This statement supercedes SFAS No. 121, while retaining many of the requirements of this statement.  Under SFAS No. 144, assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from continuing operations of the entity and the entity will not have any significant continuing involvement in the operations of the Company.  The Company intends to adopt this new statement effective January 1, 2002.

NOTE 3 – EQUITY TRANSACTIONS

During the three months ended September 30, 2001, holders of previously issued options and warrants to purchase the Company’s common stock purchased a total of 801,076 shares of the Company’s common stock at prices ranging from $1.06 to $7.30 per share by delivery of cash proceeds and promissory notes totaling $2,354,261.

In the third quarter of 2001, the company repurchased 171,100 shares of its common stock in the open market for $1,485,000 pursuant to its approved $3 million stock repurchase program.  In October of 2001, the company repurchased 10,000 additional shares in the open market for $106,000.  Since the start of the repurchase program in 2000, the Company has repurchased a total of 415,600 shares of common stock for a total cost of $2,996,000.

All of the above-referenced transactions are reflected in the number of basic and diluted shares outstanding for purposes of calculating earnings per share in the accompanying unaudited statement of operations.

NOTE 4—RELATED PARTY TRANSACTIONS

On September 6, 2001, Robert L. Ruben, a director of the Company, repaid in full a July 5, 2000 promissory note in the original principal amount of $55,146.09 and an April 14, 2000 promissory note in the amount of $42,186.75, together with accrued interest.  The notes had been delivered in connection with an exercise of employee stock options in 2000.

On September 19, 2001, in connection with the exercise of nonqualified stock options, Edson R. Arneault, Robert L. Ruben and Robert A. Blatt, all of whom are directors of the Company, delivered to the Company promissory notes in the amounts of $729,999.00, $364,999.50 and $364,999.50, respectively.  The promissory notes are full recourse obligations, bear interest at 6% per year (the Prime Rate on that date), and are due and payable at the end of a two-year term.  The notes are secured by shares of common stock (200,000 in the aggregate) underlying the options.

On September 21, 2001, in connection with the exercise of nonqualified stock options, Mary Jo A. Needham, CFO of the Company delivered to the Company promissory notes in the amount of $133,124.40.  The promissory notes are full recourse obligations, bear interest at 6% per year (the Prime Rate on that date), and are due and payable at the end of a two-year term.  The notes are secured by shares of common stock (60,000 in the aggregate) underlying the options.

NOTE 5—COMMITMENTS AND CONTINGENCIES

                On June 12, 2001, Mountaineer Park, Inc. entered an agreement with Just-Mark Construction, Inc. for the construction of a 260-room hotel.  The agreement, as amended, calls for Mountaineer Park, Inc. to pay Just-Mark Construction, Inc. a total of $20.8 million upon substantial completion of the work specified in the agreement.  The agreement likewise calls for progress payments as and when the project architect certifies that certain benchmarks have been met.  Further, the agreement calls for liquidated damages payable to Mountaineer Park in the amount of $1,000 per day  (if the project is not substantially completed by March 15, 2002) and $25,000 per day (if the project is not substantially completed by April 15, 2002).  Just-Mark Construction, Inc. has supplied a surety bond to secure its performance and completion of the work.

                On September 28, 2001, the Company entered a new five-year employment agreement with its president and chief executive officer, Edson R. Arneault.  The new employment agreement, which is effective as of January 1, 2001 and replaces an agreement entered in February of 1999, provides for, among other things, an annual base salary of $750,000, semi-annual cash awards, an annual performance bonus tied to EBITDA growth, and a long-term incentive bonus, subject to a cap, payable at the end of the five-year term based upon growth compared to fiscal year 2000 in a variety of objective measurements, including earnings per share, the market price of the Company’s common stock, EBITDA and gross revenue.  Other factors affecting the long-term bonus are acquisitions of other racetracks and parimutuel facilities, acquisition of gaming operations that generate positive EBITDA in the Company’s first full year of operation, and successful legislative initiatives.  In March of 2001, Mr. Arneault irrevocably waived a performance bonus in the amount of $875,000 earned under the February 1999 employment agreement in consideration for $250,000 and the Company's agreement to negotiate a new five-year agreement.

NOTE 6--SUBSEQUENT EVENTS

                On October 16, 2001 the Company amended its credit facility with Wells Fargo Bank (the “Second Amendment”) to increase the amount permitted for the repurchase of the Company’s common stock from $3 million to $8 million, provided that the Company’s twelve-month trailing EBITDA first reaches $40 million.  Pursuant to a prior amendment entered in August of 2001 (which increased the Company’s line of credit from $60 million to $75 million), when twelve-month trailing EBITDA reaches $50 million, the amount permitted for stock repurchases will increase to $10 million.  This facility calls for payments of interest only through the first quarter of 2003, at which time the loan balance is to be amortized to $60 million over the remainder of the term, at which point the entire balance becomes due and payable.

                On October, 18 2001, the Nevada Gaming Commission (i) renewed for a period of two years the Company’s license to operate non-restricted casino gaming at the Company’s Ramada Inn and Speedway Casino in North Las Vegas, Nevada; and (ii) granted the application of Mountaineer Park, Inc. to participate in revenues from the export of its racing signal into Nevada.

                In October 2001, Mountaineer Park, Inc. purchased three parcels of land in West Virginia totaling 149 acres for $486,000.

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

This document includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" as well as the “Notes to Condensed and Consolidated Financial Statements” regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, leverage and debt service, gaming regulation, licensing and taxation of gaming operations, dependence on key personnel, competition, including competition from legalization of gaming in states near the Company's gaming operations, no dividends, continued losses from horse racing, costs associated with maintenance and expansion of Mountaineer Park's infrastructure to meet the demands attending increased patronage, costs and risks attending construction, expansion of operations, market acceptance of the Company's Nevada Properties and maintenance of "grandfathered" status of those properties, cyclical nature of business, adverse weather or road conditions affecting access to the Company’s facilities, limited public market and liquidity, shares eligible for future sale, impact of anti-takeover measures, timely delivery and installation of slot machines, timing and market acceptance of  implementation of higher wagering limits on slot machines, general economic conditions affecting the resort business, licensing and regulatory approval of the Company’s planned Pennsylvania racetrack, and other risks detailed in the Company's Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

The Company, through wholly owned subsidiaries, owns and operates the Mountaineer Racetrack and Gaming Resort ("Mountaineer Park") in Chester, West Virginia, the Ramada Inn and Speedway Casino in North Las Vegas, Nevada (the "Speedway Property"), and the Ramada Inn and Speakeasy Casino (casino currently closed) in Reno, Nevada (the "Reno Property" or, collectively with the Speedway Property, the "Nevada Properties").   The Company’s recently formed subsidiary, Presque Isle Downs, Inc., has applied to the Pennsylvania Horse Racing Commission for a license to build a thoroughbred racetrack in Erie, Pennsylvania.  The company anticipates that Mountaineer Park, particularly gaming operations, will continue to be the dominant factor in the Company’s financial condition.

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

                Management notes that while the results presented in this report represent record financial results in terms of gross revenue, EBITDA, operating income and net income, the results were nevertheless affected in a number of ways by the massive expansion project that is ongoing at Mountaineer Park.  First, management believes that despite record numbers of patrons visiting Mountaineer Park during the first nine months of 2001, others were dissuaded by noise and disruption from construction and large crowds and a shortage of available slot machines, particularly on the weekends.  Second, Mountaineer Park’s operating costs during the first nine months of 2001 reflect some “front loading” related to the launch of the convention center, gaming room and additional food and beverage operations, which opened in mid-August and therefore did not produce corresponding revenues until the second half of the third quarter.  Third, supplier delays in both the installation of additional slot machines and the full implementation of the increased wager affected results. Finally, and most significant, management does not expect optimum efficiency or performance from the existing operations at Mountaineer Park until the remainder of Phase II of the expansion (i.e. the convention center, the new game room and the 260-room Grande Gatsby Hotel) is completed and absorbed.  For example, management does not expect to maximize the performance of the Harv, the Spa or the new Riverside Buffet until Mountaineer Park develops a steady convention business.  Likewise, the convention center is not expected to achieve its potential until completion of the hotel.  All of these amenities are designed to drive parimutuel and slot wagering, particularly during what have traditionally been off-peak operating hours.  Accordingly, management anticipates that a greater percentage of revenue growth will be realized as operating income and net income as Phase II is completed.  Implementation of longer range plans, such as a championship golf course, an RV park, housing, equestrian trails, and a shopping village should also have a positive impact on operating results and efficiencies.

The Company earned revenues for the respective three-month and nine-month periods in 2001 and 2000 as shown below:

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30

	2001	2000	2001	2000
OPERATING REVENUES

Gaming	$53,771,000	$42,648,000	$143,905,000	$111,061,000
Parimutuel	2,167,000	1,445,000	5,937,000	3,827,000
Food, beverage and lodging	4,326,000	3,942,000	11,747,000	10,132,000
Other	1,231,000	1,448,000	2,755,000	2,614,000

Total revenues	61,495,000	49,483,000	164,344,000	127,634,000

THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

For the third quarter of 2001, the Company's total revenues increased by $12.0 million, or 24%, over the same period in 2000. Approximately $11.5 million of the increase was produced by gaming operations at Mountaineer Park. Mountaineer Park's revenue from parimutuel commissions increased by $722,000 primarily due to export simulcasting; its lodging revenues remained relatively consistent; food and beverage revenues increased by $708,000 or 34% from $2.1 million to $2.8 million; and other revenues at Mountaineer Park decreased by $140,000 or 10%. The Nevada Properties contributed $2.7 million in gross revenue, with $1.6 million from gaming, $608,000 from lodging, $405,000 from food and beverage, and $22,000 from other revenues in the third quarter of 2001.  The reduction in net revenue in Nevada is attributable to the closing of the  casino in  Reno on July 24, 2001.

GAMING OPERATIONS

Revenues from gaming operations increased by $11.1 million, or 26%, from $42.6 million in 2000 to $53.8 million in 2001. The August 12, 2001 opening of the 39,000 square foot Uptown Chicago Gaming Room in Mountaineer Park's Speakeasy Gaming Saloon, with its additional 469 slot machines (a 25% increase in the number of gaming positions), drove the $11.5 million increase in gaming revenues in West Virginia. Management believes that the following factors also contributed to the overall increase in gaming revenues: (1) the increases in foot traffic driven by new amenities as Mountaineer Park develops into a destination resort; (2) the continued aggressive marketing; (3) the increase in gaming hours on Sundays at Mountaineer, which began in August; and (4) the popularity of Mountaineer Park’s coin drop mechanical reel slot machines.  In the third quarter of 2001, the average net win per day for coin drop machines was $294 compared to $209 for ticket terminals.

For the same period, average daily net win for the track-based machines was $128 compared to $311 earned on the Lodge-based terminals for a facility-wide average of $263 per machine per day. At the end of the third quarter of 2001, Mountaineer Park operated a total of 2,421 slots with 1,862 in the Lodge (1,354 coin drop and 508 ticket) and 559 in the racetrack buildings (278 coin drop and 281 ticket). A summary of gaming revenue in West Virginia for the three months ended September 30, 2001 and 2000 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30

	2001	2000

Total gross wagers	$476,002,000	$304,645,000
Less patron payouts	(423,879,000)	(264,037,000)

Revenue--Gaming operations	$52,123,000	$40,608,000

Average daily net win per terminal	$263	$266

Since October 1, 1999, the Company has operated gaming at its Nevada Properties. The Speedway Property had gaming revenues of $1.5 million for the three months ended September 30, 2001. This is a $216,000, or 14.5% increase in gaming revenues in comparison to the third quarter of 2000. Management views this increase as significant, because it occurred despite a downward trend in the North Las Vegas gaming market.  The Reno Property had gaming revenues of $137,000 for the month of July, at which time gaming operations were discontinued.

PARIMUTUEL OPERATIONS

Parimutuel commissions revenue is a function of wagering handle, which means the total amount wagered without regard to predetermined deductions, with a higher commission earned on a more exotic wager, such as a trifecta, than on a single horse wager, such as a win, place, or show bet. In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The total wagering handle is composed of the amounts wagered by each individual. The total amounts wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a "take-out" or gross commission, from which the racetrack pays state and county taxes and racing purses. The Company's parimutuel commission rates are fixed as a percentage of the total wagering handle or total amounts wagered. Mountaineer Park's parimutuel revenues for the three months ended September 30, 2001 and 2000 are summarized below:

	THREE MONTHS ENDED SEPTEMBER 30

Simulcast racing parimutuel handle (import)	$5,942,000	$6,051,000
Live racing parimutuel handle	5,668,000	5,346,000
Less patrons' winning tickets	(9,141,000)	(8,999,000)

	2,469,000	2,398,000
Less:
State and county parimutuel tax	(131,000)	(130,000)
Purses and Horsemen's Association	(1,038,000)	(1,004,000)

Revenues--parimutuel commissions (live and import)	1,300,000	1,264,000

Gross commissions –export simulcast	1,647,000	303,000
Horsemen’s Association	(780,000)	(122,000)

Revenues – export simulcast	867,000	181,000

Revenues—parimutuel	$2,167,000	$1,445,000

Because of the 34% increase in the average daily purses (from $115,900 in the third quarter of 2000 to $155,200 in 2001), the increase in the number of live racing days from 57 in 2000 to 60 in the third quarter of 2001, and the commencement of export simulcasting, total revenues for parimutuel commissions for the quarter ending September 30, 2001 increased 50% in comparison to 2000.  Simulcast handle (import) in the third quarter of 2001 remained relatively constant ($5.9 million compared to $6.0 million) for the same period in 2000.   Live racing handle for the periods being compared increased 6% or $300,000 to $5.7 million.  Commissions for export simulcast, implemented on August 11, 2000, were $1.6 million for the third quarter of 2001.  Revenue from export simulcast operations, which was $867,000, is reported net of $780,000 payable to the horsemen.

To date, the results of export simulcasting have outpaced management’s expectations.  Management expected average daily handles for export simulcasting of $402,000 during the third quarter.  The daily average handle for export simulcast was $800,000 for the three months ending September 30, 2001.  Accordingly, management is cautiously optimistic that its export simulcast business will continue to grow and that results from racing operations will improve materially.  The commencement of export simulcast did involve substantial capital improvements (approximately $4-5 million).  Pursuant to a cost sharing agreement entered by Mountaineer Park and its horsemen, during the third quarter of 2001, the horsemen paid $156,000 toward the cost of those capital improvements.  See “Operating Costs”, “Parimutuel Commission Operating Costs”, and “Liquidity and Sources of Capital.”

FOOD, BEVERAGE AND LODGING OPERATIONS

Food, beverage and lodging revenues accounted for a combined increase of 10% to $4.3 million for the three months ended September 30, 2001 compared to $3.9 million for the same period in 2000.  Food and beverage revenues increased $708,000 to $2.8 million at Mountaineer Park in the third quarter of 2001.  Management believes the opening of the Riverfront Buffet at the Lodge and increases in the number of patrons visiting the resort resulted in the growth in this area.

 Company wide, food and beverage revenues increased $470,000 or 17%, despite the July closing of the restaurant at the Reno Property, which resulted in a $200,000 decrease in food and beverage revenue in Reno compared to the third quarter of 2000.  Lodging revenues decreased $100,000 or 7%, which management attributes primarily to a reduction in overnight stays at the Reno Property after the closing of the casino and restaurant.

The decrease in revenue for food, beverage and lodging for the Nevada Properties was $358,000 with $292,000 of the decrease attributable to the Reno Property.  The Speedway Property's food, beverage and lodging revenues remained relatively constant.

OTHER OPERATING ACTIVITIES

Other revenues decreased by $217,000 to $1.2 million for the three months ended September 30, 2001 compared to the same period in 2000. Other operating revenues are primarily derived from the sale of special event tickets, programs, lottery tickets, admission fees, check cashing fees, golf and ATM services. The decrease is attributable to a one-time $178,000 refund for overpayment of prior years' franchise tax received in the third quarter of 2000.

OPERATING COSTS

The Company's $12.0 million increase in revenues resulted in higher total costs, as directly related expenses increased by $7.2 million to $39.0 million in the third quarter of 2001 compared to the same period in 2000. Approximately $6.9 million of the increase in operating costs is attributable to gaming operations.  Mountaineer Park experienced a $7.3 million increase in taxes, fees and other direct costs, while gaming costs in Reno decreased by $387,000 due to discontinuing these operations at the end of July.  Parimutuel direct cost increased by $109,000, while cost of lodging and food and beverage decreased by $124,000.  Due to the reduction of operations in Reno, costs for these areas were reduced by $439,000 at that location. The cost of other operating activities increased by $276,000 in 2001 to $1.6 million. The increases in other income can be attributed to the opening of Spa and Fitness Center and entertainment offered at the Harv.

Operating costs and gross profits earned from operations for the three-months ended September 30, 2001 and 2000 are as follows:

THREE MONTHS ENDED SEPTEMBER 30

	2001	2000

Operating Costs
Gaming operations	$31,651,000	$24,743,000
Parimutuel	1,678,000	1,569,000
Lodging, food and beverage	4,055,000	4,179,000
Other operating activities	1,641,000	1,365,000

Total Operating Costs	$39,025,000	$31,856,000

Gross profit (Loss)
Gaming operations	$22,120,000	$17,905,000
Parimutuel	489,000	(124,000)
Lodging, food and beverage	271,000	(237,000)
Other operating activities	(410,000)	83,000

Total Gross Profit	$22,470,000	$17,627,000

GAMING OPERATING COSTS

Company wide, costs of gaming operations increased by $6.9 million, a 28% increase corresponding to the 26% increase in gaming revenues. Costs of gaming revenue in West Virginia increased by $7.3 million or 31% to $30.6 million for the three months ended September 30, 2001, reflecting an increase in statutory expenses directly related to the 28% increase in gaming revenues.  Such expenses accounted for $6.9 million of the total cost increase. Gaming machine lease expense did not change materially. Wages and benefits increased for the three months ending September 30, 2001 by $464,000 due to increases in personnel to staff the new Uptown Chicago gaming room and the new high-roller Fountain Room located within the Uptown Chicago room.  For the quarter ending September 30, 2001, the cost of gaming revenue at the Reno Property decreased by $387,000 due to the discontinuation of gaming at that location in July of 2001.  The cost of gaming at the Las Vegas Property remained  stable even though gaming revenues increased by $216,000.

After payment of a State Administrative Fee of 4% of revenues, Mountaineer Park is obligated to make payments from the remaining gaming revenues to certain funds administered by the West Virginia Lottery Commission as follows: State Tax 30%, Horsemen's Purse Fund 15.5%, Tourism Promotion 3%, Hancock County Tax 2%, Stakes Races 1%, Miscellaneous State Projects 1% and Employee Pension Fund 0.5%. Assessments paid to the Employee Pension Fund are returned by the Lottery Commission to a defined contribution pension plan administered by Mountaineer Park for the sole benefit of Mountaineer Park's employees. Assessments paid to the Horsemen's Purse Fund are returned by the Lottery Commission to bank accounts administered by Mountaineer Park for the sole benefit of horse owners who race at Mountaineer Park. These funds are used exclusively to pay purses for thoroughbred races run at Mountaineer Park, in amounts determined by Mountaineer Park in accordance with its agreement with the Horsemen's Benevolent and Protective Association. Taxes and assessments paid to all of these funds are included in "Costs of Gaming Terminals" in the Consolidated Statement of Operations. In prior years, the State of West Virginia annually reconciled the State Administrative Fee, and the amount not utilized by the State was refunded on June 30, the end of the State's fiscal year. In April of 2001, West Virginia amended its video lottery statute, eliminating the reconciliation and refund of the unused portion of the administrative fee commencing with the State’s fiscal year that began July 1, 2001.  In prior years, the anticipated refund was accrued throughout the year.  The Company believes, however, that even absent the legislative change, the amount of the refund would have decreased substantially, as the Lottery Commission’s administrative expenses will likely increase due to the growth in the State’s video lottery program.  The amendment also established a new distribution scheme for the portion of each racetrack's net win in excess of that racetrack's net win for the twelve months ending June 30, 2001 (referred to in the amendment as “Excess Net Terminal Income”).  After deducting the administrative fee the Excess Net Terminal Income will be subject to a 10% surcharge.  However, the amendment creates a capital reinvestment fund to which the State will contribute 42% of the surcharge.  Generally, for each dollar a racetrack expends on capital improvements for the racetrack and adjacent property, the track will receive a dollar from the capital reinvestment fund.  Further, after deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the racetracks will receive 42% (as opposed to 47%) of the remaining net win.

Statutory costs and assessments for the respective three-month periods are as follows:

	THREE MONTHS ENDED SEPTEMBER 30

	2001	2000

Employee Pension Fund	$250,000	$201,000
Horsemen's Purse Fund	7,739,000	6,240,000

SUBTOTAL	$7,989,000	$6,441,000

State of West Virginia	$14,979,000	$12,078,000
Tourism Promotion Fund	1,498,000	1,208,000
Hancock County	998,000	805,000
Stakes Races	499,000	403,000
Misc. State Projects	499,000	403,000

	$26,462,000	$21,338,000

PARIMUTUEL OPERATING COSTS

Costs of parimutuel commissions increased by $109,000, or 7%, from $1.6 million in the third quarter of 2000 to $1.7 million in the third quarter of 2001. The costs directly related to the export simulcast accounted for $33,000 of this increase. Also due to the demand for our export product, we increased the number of racing days from 57 for the third quarter of 2000 to 60 for the same period in 2001.  This caused a corresponding increase in cost of payroll and benefits of approximately $20,000.  Purse expense (consisting of statutorily determined percentages of live racing handle) increased 7% in the third quarter of 2001, which is consistent with the increase in live commissions.  In connection with import simulcasting race operations, contractual fees paid to host tracks and additional statutorily determined percentages of simulcast commissions contributed to the purse fund for live racing remained stable in the third quarter of 2001, which is consistent with simulcasting wagering activity. Parimutuel commissions revenue is reported net of these expenses in the Consolidated Statement of Operations.

FOOD, BEVERAGE AND LODGING OPERATING COSTS

Direct expenses of food, beverage and lodging operations decreased from $4.2 million for the third quarter of 2000 to $4.1 million for the same period in 2001. Of the $124,000 decrease, $439,000 is attributable to the closing of a restaurant at the Reno Property.  Mountaineer Park’s costs increased by $277,000 and the Speedway Property’s costs for these areas increased by $38,000.

The Reno Property reported an operating income from food, beverage and lodging of $47,000 for the three months ended September 30, 2001, compared to a $100,000 operating loss for the same period in 2000.  This increase in profitability can be attributed to the scaling back of food and beverage operations due to the closing of the Gatsby restaurant and the gaming operations in July.

The Speedway Property’s operating loss for food, beverage and lodging increased from $33,000 for the third quarter of 2000 to $137,000 for the same period in 2001.  This increased loss is due to an increase in salaries and benefits of  $62,000 and a decrease in revenues of $37,000 in the third quarter of 2001.  Management increased salary and benefits in order to be more competitive in obtaining personnel.  The decrease in revenues can be attributed to the effects on the travel industry of the tragic events of September 11.

Mountaineer Park's gross profit for food, beverage and lodging for the third quarter of 2001 was $362,000, compared to a loss of $104,000 in 2000.  In the third quarter of 2001, food and beverage costs increased by $336,000 due to a $708,000 increase in revenues when compared to the same period in 2000.  In July of 2001, Mountaineer Park opened the Riverfront Buffet, which resulted in an increase in salaries and wages ($183,000) but contributed to a reduction in the overall food costs for the property.  In the third quarter of 2001, food and beverage operations had an operating profit of $119,000 compared to an operating loss of $253,000 for the same period in 2000.  More effective purchasing of goods and efficient use of personnel contributed to this increase in profitability.

COSTS OF OTHER OPERATING ACTIVITIES

Costs of other operating activities consisting primarily of non-core businesses such as special event ticket sales, racing programs, check cashing and golf increased from $1.4 million in the third quarter of 2000 to $1.6 million in the third quarter of 2001. These increases can be tied to the cost of entertainment at The Harv and the opening of the Spa in the first quarter of 2001 and Convention Center in August of 2001.

MARKETING AND PROMOTIONS EXPENSE

Company wide, marketing expenses increased in the third quarter of 2001 to $2.9 million from $2.7 million. The $167,000 increase reflects a $395,000 increase in marketing costs at Mountaineer Park (from $2.1 million to $2.5 million) and a $261,000 decrease (from $332,000 to $71,000) in marketing costs for the Reno Property.  The increase for Mountaineer Park is attributable primarily to: (1) the Company’s new marketing partnership with the Pittsburgh Penguin hockey team ($132,000); (2) increased bus promotions costs ($183,000); and (3) a decrease in State advertising matching funds ($170,000).  The addition of automated player tracking at Mountaineer Park has significantly improved the efficiency of the Frequent Player Club promotion.  Mountaineer Park has added 40,000 new members (47% increase) since the third quarter of 2000, while the cost of this program has only increased by $30,000 or 7%.  The decrease in marketing costs for the Reno Property is a direct result of the reduction of operations that occurred in the third quarter of 2001.

GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST

General and administrative expense for the third quarter increased by $1.1 million, or 22%, from $5.2 million in 2000 to $6.3 million in 2001. General and administrative expense remained stable at 10% of gross sales for both periods.  The dollar increase in general and administrative expense is attributable primarily to: (1) pre-opening expenses associated with the Convention Center and the Uptown Chicago Gaming Room; (2) increase in costs of security, surveillance, housekeeping and maintenance staff to accommodate Mountaineer Park's larger crowds and expanded facilities; and (3) increases in compensation and benefits.

In the third quarter of 2001, the Company incurred $1.1million of interest expense compared to $636,000 in the third quarter of 2000, a 68% increase. The increase in interest expense is attributable to (1) the Company increasing its total debt from $57.2 million to $74.0 million, a 29% increase; and (2) accounting for a greater percentage of interest as expense rather than capital upon completion of large scale construction projects.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expenses increased 17%, or $280,000, to $1.9 million for the three months ended September 30, 2001. This increase reflects the $70.4 million increase in fixed assets other than for construction in progress.  As of September 30, 2000, construction in progress was $23.8 million compared to $5.6 million at September 30, 2001.  Depreciation for the Nevada Properties was $104,000 for the third quarter of 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Total revenues increased from $127.6 million in the first nine months of 2000 to $164.3 million in 2001, an increase of $36.7 million or 29%. Of this increase, 89%, or $32.8 million, can be attributed to gaming operations. Parimutuel commissions increased by $2.1 million (55%) for the nine months ended September 30, 2001, with export simulcast generating $2.0 million of this increase. Food, beverage, lodging and other operations accounted for $1.6 million of the increase in revenues for this period.

GAMING OPERATIONS

A summary of the gaming operations revenues for Mountaineer Park for the nine months ended September 30, 2001 and 2000 is as follows:

	NINE MONTHS ENDED SEPTEMBER 30

	2001	2000

Total gross wagers	$1,232,772,000	$738,747,000
Less patron payouts	(1,094,579,000)	(632,275,000)

Revenues-- Gaming operations	$138,193,000	$106,472,000

Average daily net win per terminal	$255	$267

Including contributions from the Nevada Properties, company wide revenues from gaming operations increased by 30% from $111.1 million in the first nine months of 2000 to $143.9 million in 2001. Management attributes the increase to the following factors: (1) the August 2001 addition of 469 machines in the Uptown Chicago Gaming Room at Mountaineer Park; (2) extensive advertising; (3) the popularity of coin drop slots at Mountaineer Park; (4) expanded gaming hours on Sundays at Mountaineer Park; and (5) the $1.3 million increase in gaming revenues at the Speedway Property.  Due to the discontinuation of gaming operations in Reno in July of 2001, gaming revenues there decreased by $199,000.

PARIMUTUEL OPERATIONS

Mountaineer Park's parimutuel revenues for the nine months ended September 30, 2001 and 2000 are summarized below:

NINE MONTHS ENDED SEPTEMBER 30

	2001	2000

Simulcast racing parimutuel handle (import)	$18,519,000	$17,833,000
Live racing parimutuel handle	14,503,000	15,143,000
Less patrons' winning tickets	(25,996,000)	(26,056,000)

	7,026,000	6,920,000
Less:
State and county parimutuel tax	(388,000)	(375,000)
Purses and Horsemen's Association	(2,920,000)	(2,899,000)

Revenues--parimutuel commissions (live and import)	3,718,000	3,646,000

Gross commissions –export simulcast	4,131,000	303,000
Horsemen’s Association	(1,912,000)	(122,000)
Revenues – Export simulcast	2,219,000	181,000

Revenues—parimutuel	$5,937,000	$3,827,000

Import simulcast handle for the first nine months of 2001 increased 4% to $18.5 million compared to $17.8 million for the same period in 2000.  Live racing handle decreased by 4% from $15.1 million in 2000 to $14.5 million in 2001 due to poor attendance during the first quarter of 2001 attributable to poor weather conditions.  Revenue from live racing and import simulcasting, which represents revenue from all parimutuel wagers placed by patrons at Mountaineer Park, were flat at $3.7 million, despite the 38% increase in average daily live purses from $102,700 for the first nine months of 2000 to $142,130 in the same period in 2001.  Accordingly, the increase in total revenue from parimutuel wagering can be attributed almost entirely to the advent of export simulcasting in August of 2000 and the ramping up of this new product ahead of management’s expectations.

FOOD, BEVERAGE AND LODGING OPERATIONS

Food, beverage and lodging revenues accounted for a combined increase of 16% to $11.7 million for the nine months ended September 30, 2001 compared to $10.1 million for the same period in 2000. Company wide, restaurant, bar and concession facilities produced $1.5 million of the revenue increase, while lodge revenues increased $71,000, an 11.9% increase over the same period in 2000. Food and beverage revenues increased by $1.5 million to $7.1 million at Mountaineer Park in the third quarter of 2001, principally because of new food service facilities added in July of 2001 (the Riverside Buffet) and increases in the number of patrons visiting the resort.  Lodging revenues at Mountaineer Park increased by $142,000 for the first nine months of 2001.

Revenues from food, beverage and lodging for the Reno Property decreased by $170,000 due to the closing of the Gatsby Restaurant and the discontinuation of gaming operations in July of 2001.  At the Speedway Property, revenues for these profit centers increased by $95,000 in the nine months ended September 30, 2001.  Management attributes the increase to increased gaming patronage during the first half of the year, which was interrupted by the tragic events of September 11th.

OTHER OPERATING ACTIVITIES

Revenues from other operating activities increased by $141,000 to $2.8 million for the nine months ended September 30, 2001 compared to the same period in 2000. Other operating revenues are primarily derived from the sale of lottery tickets, check cashing fees, golf, special event admissions and ATM service fees. The increase is attributable primarily to: (1) ticket sales for special events at The Harv, which hosts more events and has greater seating capacity than the grandstand arena ($109,000 increase); (2) an increase in ATM fees as a result of adding four machines to accommodate Mountaineer Park's expansion ($91,000 increase) and (3) the opening of the Spa in the first quarter of 2001 ($115,000 increase).  Also in 2000, the company received a one-time $178,000 refund for overpayment of prior years’ franchise tax that did not occur in 2001.

OPERATING COSTS

Operating costs and gross profit earned from operations for the nine-months ended September 30, 2001 and 2000 are as follows:

NINE MONTHS ENDED SEPTEMBER 30

	2001	2000

Operating Costs:
Gaming operations	$83,734,000	$64,272,000
Pari-mutuel	4,888,000	4,256,000
Lodging, food and beverage	11,745,000	9,881,000
Other operating activities	3,593,000	2,351,000

Total Operating Costs	$103,960,000	$80,760,000

Gross Profit (Loss)
Gaming operations	$60,171,000	$46,789,000
Pari-mutuel	1,049,000	(429,000)
Lodging, food and beverage	2,000	251,000
Other operating activities	(838,000)	263,000

Total Gross Profit	$60,384,000	$46,874,000

The Company's 29% increase in revenues resulted in higher total costs, as expenses increased by 29% to $104.0 million in the first nine months of 2001.  Gross profit increased by 29.0% from $46.9 million for the first nine months of 2000 to $60.4 million for the same period in 2001.

GAMING OPERATING COSTS

Company wide, costs of gaming revenues increased by $19.5 million, a 30% increase, corresponding to the 30% increase in gaming revenues. Costs of gaming revenues for Mountaineer Park increased by $19.2 million, or 32%, to $80.1 million for the nine months ended September 30, 2001, reflecting the $15.9 million increase in statutory expenses directly related to the 30% increase in gaming revenues and the increase in the number of gaming positions.  Salary and related benefits increased by $1.3 million for the nine months ended September 30, 2001. The statutory increase in the Lottery Commission’s administrative fee likewise effectively increased gaming operating costs.

For the same period, the Nevada Properties incurred $3.6 million (an 8% increase) in costs associated with gaming, compared to $3.3 for the first nine months of 2000.

Statutory costs and assessments for the respective nine-month periods are as follows:

NINE MONTHS ENDED SEPTEMBER 30

	2001	2000

Employees Pension Fund	$676,000	$526,000
Horsemen's Purse Fund	20,947,000	16,310,000

SUBTOTAL	21,623,000	16,836,000
State of West Virginia	40,543,000	31,568,000
Tourism Promotion Fund	4,054,000	3,157,000
Hancock County	2,703,000	2,105,000
Stakes Races	1,351,000	1,052,000
Miscellaneous State Projects	1,351,000	1,052,000

	$71,625,000	$55,770,000

PARIMUTUEL OPERATING COSTS

 Total costs of parimutuel commissions increased by $632,000 or 15%, from $4.3 million in the first nine months of 2000 to $4.9 million in the same period for 2001. Export simulcasting accounted for $294,000 of this increase.  Also due to the demand for our export product, we increased the number of racing days from 158 for the first nine months of 2000 to 176 for the same period in 2001.  This caused a related increase in cost of payroll and benefits of approximately $161,000.  Purse expense (consisting of statutorily determined percentages of live racing handle) decreased 4% in the nine months ending September 30, 2001, which is consistent with the 4% decrease in live handle.  In connection with import simulcasting race operations, contractual fees paid to host tracks and additional statutorily determined percentages of simulcast commissions contributed to the purse fund for live racing increased by 5% or 135,000 to $2.9 million in the first nine months of 2001, which is consistent with the increase in simulcasting wagering. Parimutuel commissions revenue is reported net of these expenses in the Consolidated Statement of Operations.

  For the nine months ended September 30, 2001, parimutuel operations showed a gross profit of $1,049,000 versus a loss of $429,000 for the same period in 2000.  Simply stated, the dramatic improvement in results from parimutuel operations is attributable largely to the commencement of export simulcasting in August of 2000.  Export simulcasting represents not only a new source of revenue but also a business that enjoys higher margins than parimutuel wagering on live racing or import simulcasting.  And, although this new business has progressed faster than management had anticipated, the growing popularity of the product leads management to believe that results from parimutuel operations will continue to improve at least for the remainder of this fiscal year.

FOOD, BEVERAGE AND LODGING OPERATING COSTS

Direct expenses of food, beverage and lodging operations increased from $9.9 million for the nine months ending September 30, 2000 to $11.7 million for the same period in 2001. Of the $1.9 million increase, $1.7 million is attributable to Mountaineer Park.  Despite improvements in the third quarter, the food and beverage operations showed an operating loss of $736,000 for the first nine months of 2001 compared to an operating loss of $474,000 for the same period in 2000.  This decrease in profitability of $262,000 is attributable primarily to rising food costs as well as inefficiencies attending Mountaineer Park’s expansion. Operating profit from lodging operations was stable ($737,000 for the first nine months of 2001 compared to $725,000 for the same period in 2000).

The Nevada Properties' operating loss from food, beverage and lodging operations was $371,000 for the nine months ended September 30, 2001, compared to a loss of $137,000 for the same period in 2000, due primarily to higher costs of wages and related benefits ($156,000) and an increase in the expense for complimentary food, beverage and lodging for players ($26,000).  In Reno, food and beverage had an operating loss of $361,000 for the first nine months of 2001 compared to a loss of $429,000 for the same period in 2000.   This reduction in loss can be attributed to the closing of the restaurant in Reno.  Lodging operations for the Reno Property, however, showed an operating profit of $184,000 for the first nine months of 2001, which was a decrease of $124,000 or 40% from an operating profit of $307,000 for the same period in 2000. At the Speedway Property, the operating loss for food and beverage also increased from $109,000 for the first nine months of 2000 compared to $229,000 for the same period in 2001.  Lodging profitability was relatively stable.

Mountaineer Park's operating profit for food, beverage and lodging was $372,000 for the first nine months of 2001, compared to $387,000 in 2000.  There was a decrease in profitability for food and beverage of $210,000, which is attributable to increases in cost of food as well as wages and benefits (increase of $556,000) related to the addition of new dining venues and increased sales.  During the first nine months of 2001, food costs were 54% of sales compared to 49% for the same period in 2000.

COSTS OF OTHER OPERATING ACTIVITIES

Costs of other revenues increased by $1.2 million from $2.4 million for the nine months ended September 30, 2000 to $3.6 million for the nine months ended September 30, 2001. This increase can be attributed primarily to an $861,000 increase in the cost of events held at The Harv and the February 2001 opening of the Spa, which had operating costs of $316,000.  Management believes that the costs associated with amenities such as The Harv and the Spa, will drive higher corresponding revenues after completion of the hotel expansion because of anticipated increases in convention sales and mid-week business.

MARKETING AND PROMOTIONS EXPENSE

Company wide, marketing and promotional expenses for the first nine months of 2001 increased by $1.9 million to $8.7 million.  The increase is attributable primarily to the following factors: (1) doubling of the number of members of Mountaineer Park's Player's Club and increases in prize giveaways through this promotion ($478,000 increase); (2) increased television advertising for Mountaineer Park’s infomercial ($479,000); the increase in bus promotional costs ($516,000) and the marketing partnership with the Pittsburgh Penguins hockey team ($594,000).

GENERAL AND ADMINISTRATIVE AND INTEREST EXPENSES

General and administrative expenses for the periods being compared increased by $3.7 million, or 26%, from $14.1 million to $17.8 million. The reason for the increase in general and administrative costs was twofold. First, with respect to operations, the increases are due primarily to: (1) increase in costs of security, surveillance, housekeeping and maintenance staff to accommodate Mountaineer Park's larger crowds and expanded facilities ($1.2 million); (2) increases in employee benefits, such as health insurance ($1.7 million) and (3) increases in administrative costs such as salaries, consulting and other miscellaneous costs. ($516,000). Second, with respect to implementation of the Company's business strategy to acquire other gaming and/or parimutuel businesses, professional fees and travel expenses related to evaluating acquisition and financing opportunities incurred by the Company increased by approximately $231,000 during the first nine months of 2001.

In the first nine months of 2001, the Company incurred $3.0 million of interest expense compared to $2.0 million in the first nine months of 2000. The increase in interest expense is attributable to the Company’s increased debt.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expenses increased by 36%, or $1.7 million, to $6.3 million for the nine months ended September 30, 2001. This increase reflects the increased capitalization of improvements completed at Mountaineer Park's facilities. Depreciation for the Nevada Properties was $1.5 million for the first nine months of 2001.

CASH FLOWS

The Company's operations produced $30,385,000 in cash flow in the nine months ended September 30, 2001, compared to $17,162,000 produced in the first nine months of 2000.   Current year non-cash expenses included $6.3 million of depreciation and amortization.

The Company invested $42.2 million in capital improvements during the first nine months of 2001 compared to $32.2 million in 2000. The Company also invested $2.5 million in capital assets related to the Nevada Properties during the first nine months of 2001.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's working capital balance as of September 30, 2001 was $6,890,000 and its unrestricted cash balance was $10,641,000.

Racing purses are paid from funds contributed by the Company to bank accounts owned by the horse owners who race at Mountaineer Park. At September 30, 2001, the balances in these accounts exceeded purse obligations by $2.1 million. This amount is available for payment of future purse obligations at the discretion of the Company and in accordance with the terms of its agreement with the Horsemen’s Benevolent and Protective Association.

                Pursuant to a July 30, 2001 amendment to its August 15, 2000 Amended and Restated Credit Agreement with a consortium of banks led by Wells Fargo Bank, the Company has a $75,000,000 revolving line of credit, which expires in August of 2005 (the “Bank Facility”).  The Bank Facility calls for payments of interest only through the first quarter of 2003 (at which time the Company must amortize any amounts outstanding in excess of $60,000,000 over the remainder of the term, at which point the entire balance becomes due and payable), continues to be secured by substantially all of the assets of the Company and its operating subsidiaries, and contains customary affirmative and negative covenants and events of default.  The Company may elect to borrow at the London Interbank Offered Rate (LIBOR), plus a margin ranging from 1.5% to 2.5%.  Alternatively, the Company may elect to borrow at either the Prime Rate or Federal Funds Rate, plus a margin ranging from 0.25% to 1.25%.  The applicable margin added to the benchmark rates listed above depends upon the ratio of the Company’s debt to EBITDA.  The applicable margin as of September 30, 2001 was 2.25% over LIBOR.

At September 30, 2001, the outstanding principal balance of the Wells Fargo loan was $66,124,000.

The Bank Facility permits the Company to finance separately up to $13 million of additional senior indebtedness for the purchase or lease of equipment.  The Company has various arrangements with banks and their affiliated leasing companies for such equipment financing.  As of September 30, 2001 the aggregate outstanding principle balance related to equipment financing was $6,859,000.

On October 5, 2000, as required by the Bank Facility, the Company entered into an Interest Rate Cap Agreement with Wells Fargo Bank at a cost of $214,750. The agreement caps the Company's interest rate under the Restated Facility at 7.5% (plus the applicable margin) with respect to $30 million of principal. In the first quarter of 2001, in compliance with Financial Accounting Standards No. 133, the fair value of the derivative was recognized and shown as a cumulative effect adjustment in the statement of operations with a negative cumulative effect net of tax of $92,000.  In the second and third quarters, there was no material change to fair value of the derivative.

Capital Improvements.  The Company is in the process of implementing Mountaineer Park's previously announced four-phase expansion plan. The four-phase plan includes approximately tripling the hotel room capacity, adding approximately 60,000 square feet of additional gaming rooms, an arena, a spa, additional parking, a convention center, a championship golf course, an RV park, an equestrian center, housing and a shopping village. The expansion project will be completed in phases as cash flow and available lines of credit permit and is estimated to cost approximately $65 million through Phase II.

Phase I of the expansion, which included the 32,000 square foot Downtown Speakeasy Gaming Room, The Harv, the Spa and additional parking lots, was completed.  With respect to Phase II, the Company has completed a further expansion of the Speakeasy Gaming Saloon, the convention center, and a Las Vegas style buffet and is on schedule to complete the Grande Gatsby Hotel, with its enclosed swimming pool, a gourmet restaurant and retail space in mid-April of 2002.   The Company has also recently completed the purchase and installation of the automated player tracking system ($2.7 million).

During the fourth quarter of 2001 through the first quarter of 2002, the Company expects to spend approximately $14 million on capital expansion at Mountaineer Park and approximately $4.25 million for acquisition of additional real property near Mountaineer Park.  During the fourth quarter of 2001, the Company also anticipates that it will spend  $150,000 for capital improvements for the Nevada Properties;  $1.2 million for acquisition of slot machines; $500,000 toward the West Virginia Lottery Commission’s new central system.  In the event the Company obtains approval during 2001 to build a racetrack in Pennsylvania, the Company expects to spend approximately $5 - $6 million for the acquisition of real property during the two quarters following such approval.  Construction of the racetrack facilities thereafter is estimated to cost between $10 and $12 million.   Construction of the track, which would be located on a parcel of approximately 150 acres, about 150 miles from Mountaineer Park, is subject to a number of contingencies and there is no guarantee that the plans will be executed.  The Company also plans to repurchase additional shares of its common stock from time to time.

Any significant acquisitions during 2002 would likely be financed separately.

Management believes that except as set forth above, its cash balances, cash flow from operations, and available lines of credit will be sufficient to cover contemplated capital improvements.  The West Virginia State Lottery Commission maintains a website on which it publishes, generally weekly, Mountaineer Park’s handle and gross revenue from video lottery operations.  The address for the website is www.state.wv.us/lottery/vidsum.htm.

Outstanding Options and Warrants.  As of September 30, 2001, there were outstanding options and warrants to purchase five million shares of the Company's common stock.  Of this amount, warrants to purchase 918,079 shares are held by the Company's prior lender whose exercise rights are subject to a statutory ownership limitation not to exceed 5% of the Company's outstanding voting shares without prior approval of the West Virginia Lottery Commission.  If all such options and warrants were exercised, the Company would receive proceeds of approximately $12.6 million.

SUBSEQUENT EVENTS

On October 16, 2001 the Company amended its credit facility with Wells Fargo Bank (the “Second Amendment”) to increase the amount permitted for the repurchase of the Company’s common stock from $3 million to $8 million, provided that the Company’s twelve-month trailing EBITDA first reaches $40 million.  Pursuant to a prior amendment entered in August of 2001 (which increased the Company’s line of credit from $60 million to $75 million), when twelve-month trailing EBITDA reaches $50 million, the amount permitted for stock repurchases will increase to $10 million.  This facility calls for payments of interest only through the first quarter of 2003, at which time the loan balance is to be amortized to $60 million over the remainder of the term, at which point the entire balance becomes due and payable.

                On October 18, 2001, the Nevada Gaming Commission (i) renewed for a period of two years the Company’s license to operate non-restricted casino gaming at the Company’s Ramada Inn and Speedway Casino in North Las Vegas, Nevada; and (ii) granted the application of Mountaineer Park, Inc. to participate in revenues from the export of its racing signal into Nevada.

                In October 2001, Mountaineer Park, Inc. purchased three parcels of land in West Virginia totaling 149 acres for $486,000.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to changes in interest rates primarily from its long-term debt arrangements.  Under its current policies, the Company uses interest rate derivative instruments to manage exposure to interest rate changes for a portion of its debt arrangement.  Taking into account the effects of interest rate derivatives designated as hedges, a hypothetical 100 basis point adverse move in interest rates along the entire rate yield curve would have limited effect on the net fair value of all interest sensitive financial instruments at September 30, 2001.

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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The annual meeting of shareholders of the Company was held on August 21, 2001 for the purpose of (i) electing directors of the Company, and (ii) ratifying the appointment of the Company's independent public accounts for the year ending December 31, 2001. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition.

(a) The following directors were elected by the following vote:

	FOR	WITHHELD

Edson R. Arneault	18,512,367	1,269,205

Robert L. Ruben	17,968,779	1,813,097

Robert A. Blatt	18,106,179	1,675,697

James V. Stanton.	19,701,142	80,734

William D. Fugazy, Jr	19,701,112	80,764

Donald J. Duffy	19,692,173	89,739

 (b) The proposal to ratify the appointment of the independent public accountants for the year ending December 31, 2000 was approved by the following vote:

FOR
	AGAINST	ABSTAIN

19,643,953	106,477	31,446

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

10.20

First Amendment, dated July 30, 2001, to Amended and Restated Credit Agreement by and between MTR Gaming Group, Inc. Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc. and Presque Isle Downs, Inc., as Borrowers, and Wells Fargo Bank, N.A., PNC Bank, N.A., National City Bank of Pennsylvania, N.A. and Bank of Scotland, as Lenders (incorporated by reference to Exhibit 10.17 of the Company’s report on Form 10-Q for the quarter ended June 30, 2001)

10.21

Second Restated Revolving Credit Note in the principal amount of $75,000,000 dated July 30, 2001 and made by Borrowers in favor of Lenders (incorporated by reference to Exhibit 10.18 of the Company’s report on Form 10-Q for the quarter ended June 30, 2001)

10.22	Third Amendment to Security Agreement dated July 30, 2001 (incorporated by reference to Exhibit 10.19 of the Company’s report on Form 10-Q for the quarter ended June 30, 2001)

10.23

Promissory Note in the amount of $364,999.50 and Pledge Agreement with respect to 50,000 shares dated September 19, 2001 made by Robert L. Ruben in favor of the Company (filed herewith). Pursuant to Instruction 2 to Item 601 of Regulation S-K, the Company has not attached substantially identical documents between the Company and Robert A. Blatt (principal amount $364,999.50 with respect to 50,000 shares), Edson R. Arneault (principal amount $729,999.00 with respect to 100,000 shares), and Mary Jo Needham (principal amount of $133,124.40 with respect to 60,000 shares)

10.24	Employment Agreement dated September 28, 2001 between the Company and Edson R. Arneault (filed herewith)

10.25

Second Amendment, dated October 16, 2001, to Amended and Restated Credit Agreement by and between MTR Gaming Group, Inc. Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc. and Presque Isle Downs, Inc., as Borrowers, and Wells Fargo Bank, N.A., PNC Bank, N.A., National City Bank of Pennsylvania, N.A. and Bank of Scotland, as Lenders (filed herewith)

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended September 30, 2001 and has not filed any such reports between September 30, 2001 and the date hereof.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1933, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 14, 2001	MTR GAMING GROUP, INC.

	By:	/s/ EDSON R. ARNEAULT

Edson R. Arneault
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

	By:	/s/ MARY JO NEEDHAM

Mary Jo Needham,
CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation for Winners Entertainment, Inc. dated August 17, 1993 (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1993)

3.2

Certificate of Amendment of Restated Certificate of Incorporation of Winner's Entertainment, Inc. dated October 10, 1996 (incorporated by reference to the Company's report on Form 8-K filed November 1,1996).

3.3	Amended Bylaws of the Company (incorporated by reference to the Company's report on Form 8-K filed February 20, 1998).

10.20

First Amendment, dated July 30, 2001, to Amended and Restated Credit Agreement by and between MTR Gaming Group, Inc. Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc. and Presque Isle Downs, Inc., as Borrowers, and Wells Fargo Bank, N.A., PNC Bank, N.A., National City Bank of Pennsylvania, N.A. and Bank of Scotland, as Lenders (incorporated by reference to Exhibit 10.17 of the Company’s report on Form 10-Q for the quarter ended June 30, 2001)

10.21

Second Restated Revolving Credit Note in the principal amount of $75,000,000 dated July 30, 2001 and made by Borrowers in favor of Lenders (incorporated by reference to Exhibit 10.18 of the Company’s report on Form 10-Q for the quarter ended June 30, 2001)

10.22	Third Amendment to Security Agreement dated July 30, 2001 (incorporated by reference to Exhibit 10.19 of the Company’s report on Form 10-Q for the quarter ended June 30, 2001)

10.23

Promissory Note in the amount of $364,999.50 and Pledge Agreement with respect to 50,000 shares dated September 19, 2001 made by Robert L. Ruben in favor of the Company (filed herewith). Pursuant to Instruction 2 to Item 601 of Regulation S-K, the Company has not attached substantially identical documents between the Company and Robert A. Blatt (principal amount $364,999.50 with respect to 50,000 shares), Edson R. Arneault (principal amount $729,999.00 with respect to 100,000 shares), and Mary Jo Needham (principal amount of $133,124.40 with respect to 60,000 shares)

10.24	Employment Agreement dated September 28, 2001 between the Company and Edson R. Arneault (filed herewith)

10.25

Second Amendment, dated October 16, 2001, to Amended and Restated Credit Agreement by and between MTR Gaming Group, Inc. Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc. and Presque Isle Downs, Inc., as Borrowers, and Wells Fargo Bank, N.A., PNC Bank, N.A., National City Bank of Pennsylvania, N.A. and Bank of Scotland, as Lenders (filed herewith)