Form 10-K
period 2001-12-31
MTR GAMING GROUP INC
filed 2002-04-01
CIK 834162

Use these links to rapidly review the document
TABLE OF CONTENTS
MTR GAMING GROUP, INC. CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE
SECURITIES ACT OF 1934

FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2001

COMMISSION FILE NO. 0-20508

MTR GAMING GROUP, INC.
(exact name of Company as specified in its charter)

DELAWARE (State of Incorporation)	IRS NO. 84-1103135 (IRS Employer Identification)

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

        Indicate by check mark whether the Company (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K of Section 299.405 of this chapter) is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the Company's common stock held by non-affiliates (all persons other than executive officers or directors) of the Company on March26, 2002(based on the closing sale price per share on the NASDAQ Stock Market on that date) was $343,797,536.

        The Company's common stock outstanding at March 26, 2002 was 26,989,067 shares.

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Company History
Introduction
Mountaineer Race Track & Gaming Resort—Chester, WestVirginia
Ramada Inn and Speedway Casino—North Las Vegas, Nevada
Ramada Inn and Speakeasy Casino—Reno, Nevada
Business Strategy
Competition
Employees
Regulation and Licensing
ITEM 2.	PROPERTIES
Hotel, Gaming, Racing and Other Property
Equipment Leases
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.	MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies
Twelve Months Ended December 31, 2001 Compared to Twelve Months Ended December 31, 2000
Twelve Months Ended December 31, 2000 Compared to Twelve Months Ended December 31, 1999
Liquidity and Sources of Capital
Capital Improvements
Outstanding Options and Warrants
Commitments and Contingencies
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 1. BUSINESS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

        This document includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to a number of risks and uncertainties that could cause the statements made to be incorrect and/or for actual results to differ materially. Those risks and uncertainties include but are not limited to weather conditions or road conditions limiting access to the Company's properties, adverse changes in West Virginia video lottery laws or the rates of taxation of video lottery operations, legalization of new forms of gaming in the Company's target markets, which would lead to increased competition, other competition, general economic conditions affecting the resort business, dependence upon key personnel, timely delivery and installation of slot machines, conversion of slot machines to higher bet limits, which is dependent upon vendors over whom the Company has no control, licensing and regulatory approval of the Company's planned Pennsylvania racetrack, changes in the number of diluted shares, leverage and debt service, expiration or non-renewal of gaming licenses, costs associated with maintenance and expansion of Mountaineer Park's infrastructure to meet the demands attending increased patronage, costs and risks attending construction, expansion of operations, market acceptance of the Company's Nevada properties and maintenance of "grandfathered" status of those properties, cyclical nature of business, limited public market and liquidity, shares eligible for future sale, impact of anti-takeover measures, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings and press releases. The Company does not intend to update publicly any forward-looking statements, except as may be required by law.

COMPANY HISTORY

        The Company, through wholly owned subsidiaries, owns and operates the Mountaineer Racetrack & Gaming Resort in Chester, West Virginia, the Ramada Inn and Speedway Casino in North Las Vegas, Nevada, and the Ramada Inn in Reno, Nevada.

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

INTRODUCTION

  •
  Acquisition and Development of Mountaineer Park

    In December of 1992, the Company acquired all of the common stock of Mountaineer Park, Inc. ("Mountaineer Park"), a West Virginia corporation, in exchange for (i) assuming and paying off Mountaineer's mortgage debts of approximately $3.6 million; (ii) satisfying an additional $2.4 million of Mountaineer Park's debts through issuance of 446,496 shares of the Company's common stock; and (iii) 583,181 shares of common stock (together with certain price guarantees and registration rights) and $91,000 cash. At the time of the acquisition, Mountaineer Park was an obscure, low-stakes racetrack offering parimutuel wagering on live thoroughbred horse racing and simulcast horse and greyhound racing as well as a 101-room lodge and modest dining and lounge areas. Mountaineer also offered video lottery gaming with 165 terminals as a test program pursuant to a contract with the West Virginia State Lottery Commission.

    Since acquiring Mountaineer Park in 1992, the Company's business has focused primarily on renovating and expanding Mountaineer Park's facilities and land holdings in order to maximize the benefits of the West Virginia Racetrack Video Lottery Act of 1994 (the "Lottery Act") and subsequent amendments that have permitted additional gaming machines and made their operation more profitable. Today, having spent more than $100 million on capital improvements and expansion projects, Mountaineer Park is growing into an entertainment complex and destination resort with hotel, fine dining and lounge facilities, an events center, health spa, full-service convention facilities and outdoor activities including golf, swimming and tennis—all anchored by a nationally respected live racing product (particularly in light of the August 2000 launch of Mountaineer Park's export simulcast business) and 2,500 slot machines.

    Fiscal 2001 marked the Company's most ambitious growth phase, with approximately $54 million of new capital assets placed in service, exclusive of construction in progress. In August of 2001, Mountaineer Park opened its 52,750 square foot convention center, which can accommodate seated meals for parties of up to 1,870 guests, multiple smaller meetings simultaneously in up to 14 break out rooms, or concerts for up to 1,320 patrons; expanded its gaming space by 39,000 square feet; increased the gaming machine count to approximately 2,500; and on July 1, opened a Las Vegas-style "buffeteria" both to reduce waiting time for patrons in the Gatsby dining room and to provide more choices for dining patrons. Also in June of 2001, Mountaineer Park began construction of its new 260-room hotel, which is an integral part of the Company's expansion plans. See "Business Strategy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  •
  Expansion into Nevada

    In May of 1998, through its newly formed, wholly owned subsidiaries, Speakeasy Gaming of Las Vegas, Inc. and Speakeasy Gaming of Reno, Inc., the Company acquired two hotel/casino properties in Nevada. Speakeasy Gaming of Las Vegas, Inc. purchased, for approximately $5.6 million cash, a 131-room hotel and casino property (previously known as the Cheyenne Hotel & Casino) and an adjacent 1/2-acre parcel to augment parking and renamed it the Ramada Inn and Speedway Casino (the "Speedway Property"). Since acquiring the Speedway Property, the Company has renovated 118 of the hotel rooms, refurbished the restaurant, and constructed a 15,600 square foot addition that houses the casino. Speakeasy Gaming of Reno, Inc. purchased for $8 million cash a 262-room hotel and casino (previously known as the Reno Ramada Plaza Hotel) and renamed it the Ramada Inn and Speakeasy Casino (the "Reno Property").

    The Company's strategy was to diversify its gaming operations and leverage its expertise while limiting its capital investment by acquiring smaller gaming properties in traditional gaming markets. The Speedway Property and Reno Property were permitted by "grandfather" clauses to operate unrestricted gaming without having to comply with county ordinances that limited unrestricted gaming operations to larger facilities. The Company planned to acquire additional grandfathered properties, assemble a Nevada-based management team and corporate infrastructure, and then acquire a larger property or properties in Nevada. Due to poor financial performance of the Reno Property attributable primarily to newly enacted legislation in California which permitted new and unexpected competition from gaming facilities on Native American lands in Northern California, the Company closed the Speakeasy Casino at the Reno Property in July of 2001. Moreover, because of the superior opportunities for growth at Mountaineer Park, which became apparent after the amendment of West Virginia law to permit coin drop slot machines, the Company is now focusing its attention on the further development of Mountaineer Park and potential acquisitions of other racetracks in the Ohio Valley. See "Business Strategy."

  •
  Planned Expansion into Pennsylvania

    In June of 2001, through its newly formed, wholly owned subsidiary, Presque Isle Downs, Inc., the Company filed an application with the Pennsylvania State Horse Racing Commission for a license to conduct thoroughbred horse racing and parimutuel wagering in Erie, Pennsylvania. The Company's plans call for construction of a state-of-the-art horse racing facility featuring dirt and turf racing as well as concerts, nightly entertainment, and fine and casual dining. The new track, to be named Presque Isle Downs, would be built on land that the Company currently has under option. The Company selected Erie because it is already a resort and tourist destination, was previously the site of a licensed thoroughbred track, and presents opportunities for cross marketing with Mountaineer Park, which is approximately 150 miles from Erie. Construction of the new track is subject to a number of contingencies, including licensing, zoning, closing on the real property upon exercise of the various option contracts (including the ability of the sellers to convey clear title), feasibility studies, and other customary due diligence. Accordingly, there can be no assurance that the Company's plans to build the track in Erie will be executed. See "Business Strategy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Improvements."

MOUNTAINEER RACETRACK & GAMING RESORT—CHESTER, WEST VIRGINIA

        Mountaineer Park is situated on the Ohio River at the northern tip of West Virginia's northwestern panhandle in Hancock County, approximately 40 miles south of Youngstown, Ohio, 85 miles from Cleveland, Ohio, and 35 miles west of Pittsburgh, Pennsylvania. Mountaineer Park owns approximately 1,694 acres of real property in Hancock County, of which approximately 231 are west of State Route 2 and are the site of the racetrack, hotel, convention center, health club and events center; approximately 175 acres comprise Mountaineer's Woodview Golf Course located approximately seven miles south of the Mountaineer complex in the town of New Cumberland; and the remainder of the acreage is available for future development. Mountaineer Park acquired all but approximately 600 acres of its current holdings after the 1992 acquisition of Mountaineer Park in order to maximize the Company's flexibility for growth.

  •
  Video Lottery Gaming Operations

    Mountaineer Park's revenues and profits are driven primarily by its video lottery operations as well as parimutuel wagering, and to a lesser extent its lodging, food and beverage operations, ATM access fees, convention center, events center, and recreational facilities fees. Mountaineer Park currently operates approximately 2,500 gaming machines, of which 1,744 are coin drop machines. While Mountaineer Park's gaming machines are located in the racetrack buildings as well as in the hotel's Speakeasy Gaming Saloon, machines operating in the Speakeasy are far more profitable. Accordingly, 1,941 of Mountaineer Park's gaming machines are housed in the

    Speakeasy, and 559 in the racetrack buildings. Mountaineer Park has enjoyed strong growth in its slot business as a result of positive legislation (coin drop amendment in June of 1999; relief from limitation on ratio of machines in hotel versus racetrack buildings from 1:1 between 1994 and June of 1998 to 2:1 in June of 1998, and elimination of the ratio in 2000), increases in machine count (from 400 in 1994, to 800 in 1995, to 1,000 in 1997, to 1,200 in July of 1998, to 1,345 in 1999, to 1,905 in 2000, to 2,500 in September of 2001), progressive advertising and marketing, and increased patronage resulting from Mountaineer's development into a destination resort. Because of delays by third-party equipment suppliers, Mountaineer Park has not yet been able to take advantage of a further legislative change passed in 2001 permitting an increase in the maximum slot wager from $2 to $5.

    Mountaineer Park derives revenue from the operation of gaming in the form of net win on the gross terminal income, or the total cash deposited into a machine less the value of credits cleared for winning redemption tickets, tokens or coins. Pursuant to the West Virginia Racetrack Video Lottery Act of 1994, as amended (the "Lottery Act"), the Company's commission is fixed at 47% of the net win after deducting an administration fee of 4% of gross terminal revenues first paid to the State of West Virginia. Additionally, with respect to net win in excess of Mountaineer Park's net win for the twelve months ending June 30, 2001, or "Excess Net Terminal Income" as it is referred to in a 2001 amendment of the Lottery Act, is subject to a 10% surcharge. However, the amendment created a capital reinvestment fund to which the State will contribute 42% of the surcharge. Generally, for each dollar a racetrack expends on capital improvements for the racetrack and adjacent property, the track will receive a dollar from the capital reinvestment fund. Further, after deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the racetracks will receive 42% (as opposed to 47%) of the remaining net win. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations").

    The Company owns 2,040 machines and leases a total of 460 machines from various manufacturers. The leases covering the leased machines provide for a fixed monthly rental.

    Although the Lottery Commission approved the linking of Video Slots in progressive jackpot networks in 1995, the technology for video lottery progressives has only recently become available. In January of 1999, Mountaineer Park introduced progressives on a test basis with respect to a total of 100 machines in several networks or "banks." In the fourth quarter of 2000, Mountaineer Park eliminated its progressive games because the available games proved unpopular. In February 2002 Mountaineer Park implemented progressive games once again after new games were approved for use in West Virginia.

  •
  Racing and Parimutuel Wagering Operations

    Mountaineer Park offers live thoroughbred horse racing on dirt and grass surfaces before expansive clubhouse and grandstand viewing areas with enclosed seating (770 seats and 2,850 seats respectively) for year-round racing. In August of 2000, Mountaineer Park also began exporting its signal to other outlets in the United States and the Caribbean. Those outlets (approximately 250 off-track wagering facilities thus far) simulcast Mountaineer Park's races and conduct parimutuel wagering. Mountaineer Park also conducts parimutuel wagering on horse and greyhound dog racing simulcast via closed circuit television from other prominent racetracks around the country. The stable area accommodates approximately 1,250 horses and is located adjacent to the main track. The racetrack parking lots have a combined capacity for over 2,900 vehicles.

    The Company is subject to annual licensing requirements established by the West Virginia State Racing Commission (the "Racing Commission"). The Company's license was renewed in December 2001, and will remain effective through December 2002.

    The Company's revenue from racing operations is derived mainly from three sources: commissions earned on parimutuel wagering on live races held at Mountaineer Park; commissions earned on races conducted at other "host" racetracks and broadcast live (i.e., import simulcast) at Mountaineer Park; and, since August 11, 2000, fees paid to Mountaineer Park by other racetracks and off track wagering facilities that broadcast Mountaineer Park's races live (i.e., export simulcast). In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The dollars wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a "take-out" or gross commission, from which the racetrack pays state and county taxes and racing purses. The Company's parimutuel commission rates are fixed as a percentage of the total handle or amounts wagered. With respect to Mountaineer Park's live racing operations, such percentage is fixed by West Virginia law at three levels, 17.25%, 19% and 25%, depending on the complexity of the wager. The lower rate applies to wagering pools involving only win, place and show wagers while the higher rates apply to pools involving wagers on specified multiple events, such as trifecta, quinella and perfecta wagers. With respect to import simulcast racing operations, Mountaineer Park generally applies the commission rates imposed by the jurisdictions of the host racetracks, as mandated by the Racing Commission. Such rates vary with each jurisdiction and may be more or less favorable than the live racing commission rates. Out of its gross commissions, the Company is required to distribute fixed percentages to its fund for the payment of regular purses (the "regular purse fund"), the state of West Virginia and Hancock County and, with respect to commissions derived from simulcast operations, Mountaineer Park's employee pension plan. After deducting state and county taxes and, with respect to simulcast commission, simulcast fees and expenses and employee pension plan contributions, approximately one-half of the remainder of the commissions are payable to the regular purse fund. With respect to export simulcast racing operations, "guest" tracks and off track wagering outlets pay "host" fees to Mountaineer Park that average 3% of the handle wagered on Mountaineer Park's live races. Casinos and off track wagering facilities in Nevada currently receive Mountaineer Park's live race signal from a disseminator to whom Mountaineer Park pays a fee. The guest outlets previously paid a flat daily fee but as of January 1, 2002 pay a percentage of the handle to Mountaineer Park. Out of its gross host fees, Mountaineer Park distributes a fixed percentage to its fund for payment of regular purses and to Mountaineer Park's employee pension plan. After deducting the amount due from the Horsemen for capital improvements, approximately one-half of the remainder of the commissions is payable to the purse fund.

    Mountaineer Park also receives the "breakage," which is the odd cents by which the amounts payable on each dollar wagered in a parimutuel pool exceeds a multiple of ten cents. Breakage from simulcast wagers is generally allocated proportionately between the host racetrack and Mountaineer Park on the basis of the amounts wagered at their respective facilities.

  •
  Lodging, Food and Beverage Operations

    Mountaineer Park's lodge currently has 101 hotel rooms and a dining room that seats 125 patrons for casual dining. The Speakeasy Gaming Saloon, which now encompasses approximately 130,000 square feet, the buffeteria, and the new convention center were annexed to the lodge. The Company expects its new 260-room hotel addition and retail plaza to open during the second quarter of 2002.

    Mountaineer Park provides various dining options for patrons both at the racetrack and in the hotel and Speakeasy Gaming Saloon. The racetrack's Clubhouse Restaurant is open a minimum of 210 days annually on live race days and offers seating for 770 customers with full lunch and dinner menus and a private buffet. Clubhouse customers include racing fans, local residents and private social groups. Beverages and cocktails are also available in the grandstand building at the Hollywood Knights Saloon, which services gaming patrons as well as racing fans. A deli adjacent to the Hollywood Knights Saloon provides customers with a variety of sandwiches and pizza. Closed circuit television monitors displaying Mountaineer Park's live and simulcast races are provided at every table in both the Clubhouse and grandstand restaurant for the convenience of racing fans. The outdoor café, with seating for 140 people on the racetrack's apron, opens Kentucky Derby weekend through Labor Day. A small food court on the lower level of the grandstand serves a variety of fast food. The racetrack food and beverage facilities are intended to complement the entertainment experience for racing fans and gaming players and, therefore, are designed to offer familiar menus with moderate pricing in a comfortable atmosphere.

    Currently, the hotel offers the Gatsby Restaurant, which overlooks the casino floor and seats 125 patrons for casual dining. In July 2001, Mountaineer Park opened a 160-seat Las Vegas style buffet that is accessible from the Speakeasy Gaming Saloon. Food and beverages are also available in the Speakeasy at two deli counters.

    In August of 2001, Mountaineer Park opened its convention center. The Convention center is equipped and staffed to provide full service, including food and beverage, for groups ranging from ten to more than one thousand. The Company expects to build a convention and related food and beverage business in conjunction with the opening of the new hotel. See "Business Strategy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    During the second quarter of 2002, Mountaineer Park is scheduled to open its new 260-room hotel and a retail plaza that will include a coffee and baked goods shop, a jewelry store, and a gourmet steakhouse for 60 guests. See "Business Strategy and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  •
  Amenities and Recreational Activities

    As part of its transformation into a destination resort, Mountaineer Park offers a number of amenities and recreational activities intended to enhance the entertainment experience of its slot and racing patrons.

    In January of 1999, Mountaineer Park purchased the Woodview Golf Course, an eighteen-hole par 71 course measuring approximately 6,300 yards (subsequently expanded to 6,550 yards) on a 175-acre tract, which is located approximately seven miles from Mountaineer Park in New Cumberland, West Virginia. See "Business Strategy"; "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    In August of 2000, Mountaineer Park opened the Harvey E. Arneault Memorial Arena and Events Centre. Known as the "Harv," this 69,000 square foot facility is a tent-like fabric structure that seats approximately 5,000 patrons for concerts, boxing matches and other entertainment offerings. The Harv has a state-of-the-art stage, permanent bleachers and food and beverage concessions. See "Business Strategy"; "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    In February of 2001, Mountaineer Park opened its Spa and Fitness Centre. Also a fabric structure, this 12,000 square foot facility has a full complement of weight training and cardiovascular equipment as well as aerobics classes, a health bar, locker rooms with steam and sauna rooms, a hair and nail salon and treatment rooms for massage, facials and tanning. The spa offers both annual and day memberships. The Company plans to move the salon and treatment rooms into the new hotel. See "Business Strategy"; "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Improvements."

    Mountaineer Park also offers tennis, outdoor swimming, and indoor swimming (upon opening of the new hotel).

RAMADA INN AND SPEEDWAY CASINO—NORTH LAS VEGAS, NEVADA

        In May of 1998, the Company, through its wholly owned subsidiary, Speakeasy Gaming of Las Vegas, Inc. ("Speakeasy Las Vegas"), purchased a 131-room hotel and casino property (previously known as the Cheyenne Hotel & Casino) and renamed it the Ramada Inn and Speedway Casino (together with an adjacent 1/2 acre parcel purchased thereafter to augment parking, the "Speedway Property"). Since acquiring the Speedway Property, the Company has renovated 118 of the hotel rooms, refurbished the restaurant, and constructed a 15,600 square foot addition that houses the casino, and constructed a new swimming pool and parking lots that now accommodate 474 cars. The Speedway Property sits on approximately 6.1 acres and consists of one two-story building and one three-story building.

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

        Currently, the Company operates approximately 400 slot machines, eight blackjack tables, a craps table and one roulette wheel at the Speedway Property. The Company has the necessary licenses to conduct non-restricted gaming at the Speedway Property until October of 2003, at which time the Company will have to seek renewal in order to continue to operate gaming.

RAMADA INN AND SPEAKEASY CASINO—RENO, NEVADA

        In May of 1998, the Company purchased a 262-room hotel and casino (previously known as the Reno Ramada Plaza Hotel) and has renamed it the Ramada Inn and Speakeasy Casino (the "Reno Property"). An eleven-story tower houses 236 of the Reno Property's hotel rooms. A separate three-story structure that contained 26 rooms was demolished during 2001 to create additional surface parking. The Reno Property is located at 6th and Lake Streets in Reno and has parking for approximately 274 cars. The Reno Property has an 8,000 square foot area that was used for gaming. The Company operated the casino until July 2001, at which time casino operations ceased. The Company elected not to pursue renewal of its gaming license. The Company would be required to apply for such a gaming license in the event it considered reopening the casino. The Reno Property also has a 7,900 square foot convention facility housed in a separate building.

BUSINESS STRATEGY

        The Company's business strategy involves further developing and expanding its existing operations at Mountaineer Park as a destination resort, continuing growth of Mountaineer Park's export simulcast business, seeking to acquire other gaming and/or parimutuel businesses (with a particular emphasis on such opportunities in states bordering West Virginia) and improving profitability at the Speedway Property while minimizing the operating losses at the Reno Property.

  •
  Further Develop, Expand And Market Mountaineer Park As A Destination Resort, Convention Center And Diversified Entertainment Facility.

    Established in 1951 as a horse- racing venue, Mountaineer Park historically focused its operations on parimutuel wagering and related amenities. Following the appointment of Edson R. Arneault as Chairman and Chief Executive Officer in April 1995, the Company has sought to capitalize on the passage of the Lottery Act by repositioning the facility as a gaming destination resort and diversified entertainment facility. The Company has invested in excess of $100 million in expansion, renovation, and refurbishment of Mountaineer Park and has incrementally increased the number of gaming machines from 165 at the time of acquisition to approximately 2,500 in December of 2001 as legislative developments either permitted additional gaming machines or made their operation more profitable. The Company has also undertaken an aggressive marketing campaign involving print, radio and television advertisements, including 30-minute "infomercials" aired in Mountaineer Park's target markets, and direct mail. In August 2001 the Company launched an automated player tracking system, replacing a manual system. The system should generate valuable data concerning customer preferences as well as provide incentives for players to take advantage of all of the resort's amenities.

  •
  Increase Capacity Through Expansion Of Facilities And Increasing Gaming Count.

    Mountaineer Park's successful marketing, enhanced facilities and improved racing and gaming products have resulted in a paradigm shift: while weekends and summer months, respectively, continue to produce higher volumes of patrons and revenues than weekdays and winter months, respectively, commencing with the fourth quarter of 1999, weekday gaming revenues have regularly produced results previously seen only on weekends; and winter months are producing results previously seen only in summer months. Indeed, gaming revenue for the month of February 2002 was $16.7 million compared to $15.3 million in June of 2001. In order to capitalize on this momentum, in 2000 the Company began a four-phased expansion. Phase One of the expansion, which is complete, included:

    –
    Construction of the 69,000 square foot theatre and events center for concerts, boxing, and other events (such as billiard tournaments, trade shows, car shows and charitable bingo) to drive gaming traffic (opened August of 2000).

    –
    Expansion of the Speakeasy Gaming Saloon by approximately 32,000 square feet to house 550 additional slots (opened August of 2000).

    –
    Commencement of export simulcasting after making necessary capital improvements, which created a new revenue source (opened August of 2000).

    –
    Construction of 12,000 square foot full service spa and fitness center as an amenity for hotel guests as well as for the local community (opened February of 2001).

Phase Two of the expansion, which is currently underway, includes:

    –
    Addition of approximately 260 hotel rooms, indoor swimming pools, upscale steakhouse and retail plaza to support convention center and peak visitor demand and to permit marketing as a destination resort (scheduled to open in second quarter of 2002).

    –
    Further expansion of the Speakeasy Gaming Saloon by approximately 39,000 square feet to house approximately 595 additional slots, bringing machine count to approximately 2,500 (completed July 2001).

    –
    Construct convention facilities (approximately 52,750 square feet) for trade and professional association events (opened in August 2001).

    –
    Addition of a Las Vegas style buffet (opened in July 2001)

    –
    Implementation of a state-of-the-art automated player tracking system to allow more efficient use of marketing and promotions dollars (implemented August 2001).

    –
    Addition of 500 new slots in the second or third quarter of 2002, subject to regulatory approval.

        Additional phases of the development, which the Company intends to undertake in 2002, are renovations to the original 101 hotel rooms, development of an RV park, and construction of a dock with 120 boat slips on riverfront property recently acquired just north of the Mountaineer complex. Other projects, which are not yet scheduled but remain contemplated as cash flow and available financing permit, include constructing (or having a third party construct and own) a new championship golf course and golf training facility on undeveloped acreage and developing housing, equestrian trails, and a river front shopping village.

        Management's strategy is to implement the expansion plans to create a destination resort that will both expand the Company's target market and further distinguish Mountaineer Park from competitors whose facilities may have some but not all of the entertainment venues available at Mountaineer Park. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital."

  •
  Continue Growth Of Mountaineer Park's Export Simulcasting Business

    The Company's strategy for further improving the financial results of its horse racing business is to: (i) continue to improve the quality of the live racing product by increasing average purses and sponsoring "stakes" races or "championship" races; (ii) emphasize marketing to sites already receiving the Mountaineer Park signal to ensure the Company is achieving full capacity for those markets; (iii) continue to develop and expand acceptance of Mountaineer Park's simulcast signal in the Canadian market and other new markets as they may open; and (iv) make its live racing product more attractive to wagerers by broadening the betting pool through the continued growth of Mountaineer Park's export simulcasting business.

    Management believes that the enhanced quality of racehorses should continue to improve the Company's opportunities in export simulcasting. Accordingly, the Company will continue to evaluate its purse structures in order to enhance the quality of the racehorses running at Mountaineer Park. The commencement of export simulcasting activity in 2000 has not only created a new source of revenue but the related increase in gross dollars wagered on Mountaineer Park's live races has also improved the quality of racing as a wagering product, as a greater and more diverse wagering pool lessens the impact a particular wager will have on the pay-off odds. The Company will aggressively promote its simulcast signal in markets where the signal is already received to capture a greater share of the market. The Company has been successful in achieving initial acceptance of its simulcast signal in Canada and began 2002 by offering the signal one day a week. Management also continues to believe that the improvement of the racing product through increasing average daily purses (though not necessarily in the winter months) and sponsoring increased stakes races as part of the development of the export simulcast business, together with cross marketing of parimutuel wagering to slot patrons (including emphasis of benefits of the Players' Club System), will result in increased on-track handle as well. See "Operating Costs" and "Parimutuel Commission Operating Costs."

  •
  Seek To Acquire Other Middle-Market Gaming And/Or Parimutuel Businesses In Bordering States

    The Company continues to identify and evaluate opportunities involving other middle-market gaming and/or parimutuel businesses in states that border West Virginia. In this regard, in June of 2001 the Company filed an application to build a state-of-the-art thoroughbred racetrack in Erie, Pennsylvania. The Company selected Erie because it is already a resort and tourist destination, was previously the site of a licensed thoroughbred track, and presents opportunities for cross marketing with Mountaineer Park, approximately 150 miles from Erie. Because the project is subject to licensing and a number of other contingencies, there can be no assurance that the Company's plans to build the track in Erie will be executed.

  •
  Improve Profitability At Las Vegas Property While Minimizing Losses At Reno Property

    Management believes that the Speedway Property possesses unique characteristics vis-a-vis direct competitors. It is the closest full service hotel and casino to the Las Vegas Motor Speedway and the only motor racing themed casino in the United States. The property is further distinguished by its expansive interior and exterior murals that depict racing scenes and a distinct auto-themed dining area. With its renovated hotel and new casino and bandstand, the Speedway Property is well positioned to gain market share in the North Las Vegas market. The Company's strategy is to control costs, pursue targeted promotions and offer value oriented food, beverage and lodging.

    Legislation passed in March of 2000 in California to permit Indian tribes to conduct casino gaming presented a threat to the tourist market in Reno. In July 2001 the Company closed the casino and one restaurant at the Reno Property in an effort to reduce operating losses. The Company has continued to operate the hotel and other food and beverage services. Management will continue marketing the property's 7,900 square foot convention facility to stimulate hotel and food and beverage operations. The Company will continue to explore all alternatives for reducing or eliminating operating losses at this property, including a sale.

COMPETITION

        The Company faces substantial competition in each of the markets in which its gaming facilities are located. Some of the competitors have significantly greater name recognition and financial and marketing resources than the Company. All of the Company's gaming operations primarily compete with other gaming operations in their geographic areas. New expansion and development activity is occurring in each of the relevant markets, which may be expected to intensify competitive pressures. All of the Company's gaming operations also compete to a lesser extent with operations in other locations, including Native American lands, riverboats and cruise ships, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, on- and off- track wagering, high-stakes bingo, card parlors, and the emergence of Internet gaming. Several states have considered legalized casino gaming and others may in the future. Casinos in Canada have likewise recently begun advertising in Mountaineer Park's target markets. In a broader sense, the Company's operations face competition from all manner of leisure and entertainment activities, including shopping, high school and collegiate athletic events, television and movies, and travel.

        Specific competitive factors relating to the Company's primary gaming markets include the following:

        MOUNTAINEER PARK. In recent years, the number of gaming options available to consumers in the Company's West Virginia area market has increased considerably. Mountaineer Park's principal direct competitors are Wheeling Downs, which has announced expansion plans, located approximately 40 miles to the south in Wheeling, West Virginia, Thistledown and Northfield Park, located approximately 85 miles to the northwest in Cleveland, Ohio and The Meadows, located approximately 80 miles away from Mountaineer Park in Washington, Pennsylvania. In 2001, West Virginia enacted legislation permitting limited video lottery in bars and fraternal organizations. Mountaineer Park could face competition from this new form of legalized gaming. Wheeling Downs conducts parimutuel greyhound dog racing and video lottery gaming. Thistledown and Northfield conduct parimutuel thoroughbred horse racing but not video lottery gaming. The Meadows conducts live harness racing and provides import simulcasting, but does not have video lottery gaming. Since commencing export simulcasting, Mountaineer Park also competes with racetracks across the country to have its signal carried by off-track wagering parlors. In general, Mountaineer Park competes with other tracks for participation by quality racehorses. The Company also competes with statewide lotteries in West Virginia, Pennsylvania and Ohio, off-track and on-site wagering in Pennsylvania, and, to a lesser extent, destination gaming facilities in Las Vegas, Atlantic City, and Canada as well as other entertainment options available to consumers, including live and televised professional and collegiate major sports events. The Company will also compete with off-track wagering in Ohio. To the extent that Pennsylvania, Ohio or West Virginia legalizes any forms of casino gaming, slot machines or video lottery gaming, Mountaineer Park's gaming operations could compete with any such new gaming facilities located within driving distance of Mountaineer Park. If permitted under such new legislation, such facilities may offer more gaming machines than Mountaineer Park, as well as forms of gaming not available in West Virginia. Such competition could have a material adverse effect on the Company.

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

        THE RENO PROPERTY. The Reno Property competes with other properties in Reno, Nevada. In July 2001 the Company closed the casino and the restaurant at the Reno Property, but has continued to operate the hotel. The Reno Property's principal direct competitors are those hotels located in downtown Reno and other lodging facilities. The closing of the casino may make it more difficult for the Reno Property to compete with other hotels that offer gaming. There are currently nine facilities in downtown Reno that offer non-restricted gaming.

        In March of 2000, California voters passed a proposition to permit Indian tribes to conduct and operate slot machines, lottery games and banked and percentage card games on Indian lands. The Nevada properties, particularly the Reno Property, could be further adversely affected as a result of this increased competition.

EMPLOYEES

        As of December 31, 2001, the Company had approximately 1,687 employees (1,442 in connection with operations at Mountaineer Park and the remainder in Nevada) of whom approximately 65 were represented by a labor union under a collective bargaining agreement. The union representing mutuel clerks at the racetrack has been expanded in recent years to cover certain employees providing off-track betting services at the Speakeasy Gaming Saloon. The collective bargaining agreement was extended until November 30, 2002. The Company believes that its employee relations are good.

        The Company anticipates that the number of employees for operations at Mountaineer Park will increase materially in connection with the opening of the new hotel in 2002 and other planned expansion.

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

        All revenues derived from the operation of video lottery games must be deposited with the Lottery Commission to be shared in accordance with the provisions of the Lottery Act. Under such provisions, each racetrack must electronically remit to the Lottery Commission its "gross terminal income" (total cash deposited into video lottery machines less the value of credits cleared for winning redemption tickets, tokens, or coins). To ensure the availability of such funds to the Lottery Commission, each racetrack must maintain in its account an amount equal to or greater than the gross terminal income to be remitted. If a racetrack fails to maintain this balance, the Lottery Commission may disable all of the racetrack's video lottery machines until full payment of all amounts due is made. From the gross terminal income remitted by a licensee, the Lottery Commission will deduct 4% to cover its costs of administering video lottery at the licensee's racetrack and divide the remaining amounts as follows: 47% is returned to the racetrack, 30% is paid to the State's general revenue fund, 15.5% is deposited in the racetrack's fund for the payment of purses, and the remaining 7.5% is divided among tourism promotion, Hancock County, the Racetrack Employees Pension Fund, and other programs. In April 2001, West Virginia amended the Lottery Act to establish among other things a new distribution scheme for the portion of each racetrack's net win in excess of that track's net win for the twelve months ending June 30, 2001 (referred to as the "Excess Net Terminal Income"). After deducting the administrative fee the Excess Net Terminal Income will be subject to a 10% surcharge. The remaining Excess Net Terminal Income after the surcharge (and the administrative fee) will be distributed as follows: 42% is returned to the racetrack, 41% is paid to the State's general revenue fund, 9.5% is deposited in the racetrack's fund for the payment of purses, and the remaining 7.5% is divided among tourism promotion, Hancock County, the Racetrack Employees Pension Fund, and other programs. The amendment also creates a capital reinvestment fund to which the State will contribute 42% of the surcharge attributable to each racetrack. Generally, for each dollar a racetrack expends on capital improvements for the racetrack and adjacent property, the racetrack will receive a dollar from the capital reinvestment fund.

        Pursuant to both the Racing Commission's and Lottery Commission's regulatory authority, the Company may be investigated by either body at virtually any time. Accordingly, the Company must comply with all gaming laws at all times. Should either body consider the Company to be in violation of any of the applicable laws or regulations, each has the plenary authority to suspend or rescind the Company's licenses. While the Company has no knowledge of any non-compliance, and believes that it is in full compliance with all relevant regulations, should the Company fail to comply with such regulations, its business would be materially adversely affected.

        NEVADA GAMING REGULATION. The laws, regulations, and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) the provision of a source of state and local revenues through taxation and licensing fees.

        In order to operate non-restricted gaming at the Nevada Properties, the Company, its Nevada subsidiaries and certain officers and directors are required to be licensed or found suitable as operators and owners of a casino by the Nevada Gaming Authorities. A gaming license requires the periodic payment of fees and taxes and is not transferable. The Company has also been registered by the

Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it will be required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, the Company's Nevada subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. In October 2001, the Company and all relevant affiliates obtained from the Nevada Gaming Authorities the necessary licenses or approvals to engage in gaming activities at the Las Vegas Property. The Company elected not to pursue renewal of the license to operate nonrestricted gaming at the Reno Property. With respect to the license of the Las Vegas Property, the Nevada Gaming Authorities issued a license for a term of two years, after which the Company will have to seek renewal in order to continue conducting gaming operations at this location.

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

        IMPACT OF RESORT HOTEL LEGISLATION. The Speedway Property and the Reno Property are subject to legislation passed in 1991 by the Nevada Legislature, which is commonly referred to as the Resort Hotel Legislation. The key portions of this legislation are found in Section 463.1605 of the Nevada Revised Statutes ("NRS"). NRS 463.1605 essentially provides that the Nevada Commission shall not approve a non-restricted gaming license for an establishment located in either Clark County or Washoe County, Nevada, unless the establishment is a resort hotel. A resort hotel is defined to include an establishment held out to the public as a hotel with more than 200 rooms available for sleeping accommodations, at least one bar with capacity for more than 30 patrons, and at least one restaurant with capacity for more than 60 patrons. A county, city or town may require resort hotels to meet standards in addition to those required by NRS 463.1605 as a condition to issuance of a gaming license by the particular county, city or town. The City of Reno has by ordinance adopted a 201-room requirement for resort hotels. The Nevada Properties are exempt from NRS 463.1605 because these locations have held non-restricted gaming licenses. The grandfathered exemptions, however, are lost in the event gaming is abandoned within the meaning of the statute and local regulations. The March 1999 commencement of gaming operations at the Speedway Property and the April 1999 commencement at the Reno Property preserved the grandfathered status of the Nevada Properties. Moreover, the Reno Property has more than 201 rooms and therefore, under current ordinance, would qualify as a resort hotel, notwithstanding the fact that the Company is no longer conducting gaming operations at that location. The failure to keep the grandfathered exemption to NRS 463.1605 and the local regulations governing resort hotels (by abandonment of gaming operations) would have a material adverse effect on the Company.

        COMPLIANCE WITH OTHER LAWS. The Company and facilities are also subject to a variety of other rules and regulations, including zoning, construction and land-use laws and regulations in Nevada and West Virginia governing the serving of alcoholic beverages. Mountaineer Park, and the Speedway Property derive a significant portion of their other revenues from the sale of alcoholic beverages. Any interruption or termination of the ability to serve alcoholic beverages would have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 2. PROPERTIES

HOTEL, GAMING, RACING AND OTHER PROPERTY

        Mountaineer Park owns approximately 1,694 acres of land in Chester, West Virginia and has contracts to purchase an additional 574 acres near the resort. The resort occupies approximately 231 acres, including approximately 4,100 feet of frontage on the Ohio River, and is comprised of the thoroughbred racetrack, clubhouse, grandstand, and stables, the hotel and Speakeasy Gaming Saloon, the spa, conference center and events center, and parking. Mountaineer's Woodview Golf Course is constructed on a separate 175-acre parcel. The remaining acreage is largely undeveloped.

        The Speedway Property sits on approximately 6.1 acres and consists of one two-story building and one three-story building with a total of 131 hotel rooms and an outdoor swimming pool. The Speedway Property also has a restaurant and lounge facilities, as well as a 15,600 square foot casino building with parking for 474 cars.

        The Reno Property sits on approximately 1.74 acres in downtown Reno and consists of an eleven-story tower that contains 236 hotel rooms. The Reno Property is located at 6th and Lake Streets in Reno and has parking for approximately 274 cars. The tower also has a restaurant, a deli and two bars. The Reno Property has an 8,000 square foot casino area and a convention facility of approximately 7,900 square feet.

        Substantially all of the Company's assets are pledged to secure the debt evidenced by the Amended and Restated Credit Agreement dated as of August 15, 2000, as further amended, among Mountaineer Park, Inc., Speakeasy Las Vegas, Speakeasy Reno, Presque Isle Downs, Inc., the Company and Wells Fargo Bank, PNC Bank, N.A., National City Bank, and the Bank of Scotland.

EQUIPMENT LEASES

        At December 31, 2001, in connection with gaming and racing operations, Mountaineer Park leased 460 gaming machines, a totalisator system, video tape and closed circuit television systems and other equipment required for its operations. At December 31, 2001, Speakeasy Las Vegas leased 219 slot machines, and outdoor signs required for its operations. At December 31, 2001, Speakeasy Reno leased outdoor signs, a dishwashing machine and coin operated telephones required for its business operations.

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

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is quoted on NASDAQ National Market under the symbol "MNTG". On March 26, 2002, the closing trade price for the Company's Common Stock was $14.49. As of March 26, 2002, there were approximately 810 stockholders of record of the Company's Common Stock.

        The Company historically has not paid cash dividends and does not intend to pay such dividends in the foreseeable future. Under the Company's and its lenders' credit agreement, the Company is prohibited from paying any dividends without the lenders' consent.

        The following table sets forth the range of high and low bid price quotations for the Common Stock for the two fiscal years ended December 31, 2000 and 2001 and for the period of January 1, 2002 through March 26, 2002. These quotes are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
Year Ending December 31, 2000:
First Quarter	$3.375	$2.125
Second Quarter.	5.125	2.25
Third Quarter	9.0312	4.9375
Fourth Quarter.	8.1875	4.0
Year Ended December 31, 2001:
First Quarter	7.00	4.375
Second Quarter.	13.5	4.78125
Third Quarter	13.95	7.95
Fourth Quarter.	16.29	9.85
Year Ending December 31, 2002:
First Quarter (January 1, 2002 through March 26, 2002)	17.00	12.4

ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data set forth below as of and for each of the five years ended December 31, 2001, have been derived from the audited consolidated financial statements of the Company, certain of which are included elsewhere in this Report, and should be read in conjunction with those consolidated financial statements (including the notes thereto) and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

	Fiscal Years Ended December 31,
	2001		2000	1999	1998	1997
STATEMENT OF OPERATIONS DATA:
Revenues	$218,367,000		$170,068,000	$113,421,000	$83,110,000	$60,138,000
Income from continuing operations before extraordinary item and cumulative effect of accounting change	15,715,000	(2)	15,061,000	6,995,000	10,423,000	4,694,000
Income per share from continuing operations before extraordinary item and cumulative effect of accounting change:
Basic	.64		.69	.33	.51	.24
Assuming dilution	.57		.59	.28	.44	.22
Discontinued operations data:
Loss from discontinued operations	—		—	—	(2,735,000)	—
Loss from extraordinary item	—		—	(756,000)	—	—
Cumulative effect of change in accounting method	(92,000	)(1)	—	—	—	—
Loss per share from discontinued operations in 1998; extraordinary item in 1999; accounting change in 2001
Basic	—		—	(.03)	(.13)	—
Assuming dilution	—		—	(.03)	(.11)	—
Net income	15,623,000		15,061,000	6,239,000	7,688,000	4,694,000
Basic	.64		.69	.30	.38	.24
Assuming dilution	.57		.59	.25	.33	.22
BALANCE SHEET DATA:
Working Capital	4,334,000		12,311,000	1,419,000	12,457,000	9,785,000
Current Assets	19,275,000		20,912,000	13,161,000	15,016,000	12,884,000
Current Liabilities	14,941,000		8,601,000	11,742,000	2,559,000	3,099,000
Total assets—continuing operations	164,077,000		115,685,000	69,559,000	59,737,000	38,285,000
Net assets—discontinued	—		—	—	—	2,616,000
Long-term obligations (including capital leases)	78,284,000		59,870,000	26,409,000	33,988,000	21,559,000
Total Liabilities	97,009,000		70,237,000	39,850,000	36,547,000	25,788,000
Total Stockholders' Equity	67,068,000		45,448,000	29,709,000	23,190,000	15,113,000

(1)
Effective January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities". The cumulative effect of adopting this new accounting principle amounted to a charge of $92,000, net of tax.

(2)
Income from operations for 2001 includes a pretax asset write-down of $5,500,000. See Note 2 to the Consolidated Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

        The Company's significant accounting policies are included in Note 2 to the Consolidated Financial Statements. These policies, along with the underlying assumptions and judgments made by the Company's management in their application have a significant impact on the Company's consolidated financial statements. The Company believes the following represent its critical accounting policies.

Revenue Recognition.

        Video lottery and parimutuel revenues are recognized at the time the wagers are made and are net of winning payouts to patrons. The distributions from these revenues are governed in large part by the West Virginia Lottery Commission and the West Virginia Racing Commission. After deduction of a 4% administrative fee paid to the West Virginia Lottery Commission, the Company receives 47% of the video lottery net win at Mountaineer Park until such time (based upon 2001 legislation) as an annual predetermined net win threshold based upon West Virginia's fiscal year of July 1-June 30 is achieved. Net win in excess of the threshold will be subject to a 10% surcharge and after reduction for the administrative fee and the surcharge, the net win percentage to be received by the Company will be 42%. This reduction in the net win percentage to be retained by the Company will be recognized by the Company in the period in which the net win exceeds the predetermined threshold. Accounting for the change in the net win percentage to be retained by the Company in this manner ensures that revenue is being recognized when all services have been rendered and the amount is fixed or determinable.

        Revenues from food and beverage are recognized at the time of sale and revenues from lodging are recognized on the date of stay. Other revenues are recorded at the time the services are rendered or sales are completed. Lodging, food and beverage gratuitously provided to customers are not recognized as revenues.

Impairment of Long-lived Assets and Intangibles

        The Company reviews the carrying value of its long-lived assets (including goodwill) whenever events or changes in circumstances indicate that such carrying values may not be recoverable and annually (effective in 2002) for goodwill. Unforeseen events and changes in circumstances and market conditions and material differences in estimates of future cash flows could negatively affect the fair value of the Company's assets and result in an impairment charge. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties. Fair value can be estimated utilizing a number of techniques including quoted market prices, prices for comparable assets, or other valuation processes involving estimates of cash flows, multiples of earnings or revenues, etc.

        At December 31, 2001 the Company further evaluated the financial performance and the carrying value of the property and equipment at the Reno Property. Based upon this evaluation the Company determined that the assets were impaired and wrote them down by $5.5 million to estimated fair value. In determining its estimate of fair value management considered recent property sales, current property listings and its estimates of future cash flows related to this location. The fair value of these assets, as well as other assets, could be different using different estimates and assumptions in the valuation techniques.

Frequent Players Program

        Members of the frequent players program can accumulate points for casino wagering that can be redeemed for tokens, lodging, food and beverage and merchandise. A liability is recorded for the estimate of unredeemed points based upon the Company's redemption history. Changes to the program, increases in membership and changes in the redemption patterns of the participants could have an impact on this liability in the year of change.

Income Taxes

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the bases used for financial reporting and income tax reporting of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has not provided for a valuation allowance at December 31, 2001 because we feel that the deferred tax assets will be recovered from future operations.

Newly Issued Accounting Standards:

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt FAS 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact.

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

RESULTS OF OPERATIONS

        The Company anticipates that Mountaineer Park, particularly gaming operations, will continue to be the dominant factor in the Company's financial condition. During 2001, the Company continued with its massive expansion project at Mountaineer Park. This expansion has affected operations and operating results in several different ways. First, management believes that despite record numbers of patrons visiting Mountaineer Park during 2001, others were dissuaded by noise and disruption from construction and large crowds and a shortage of available slot machines, particularly on the weekends. Second, Mountaineer Park's operating costs during 2001 reflect some "front loading" related to the launch of the convention center, gaming room and additional food and beverage operations, as well as the new hotel and retail plaza. Third, supplier delays in both installation of additional slot machines and the full implementation of the increased wager affected results. Finally, and most significant, management does not expect optimum efficiency of performance from the existing operations at Mountaineer Park until the remainder of Phase II of the expansion (i.e. the convention center, the new game room and the 260-room hotel) is completed and absorbed. For example, management does not expect to maximize the performance of the Harv, the Spa or the new buffet until Mountaineer Park develops a steady convention business. Likewise, the convention center is not expected to achieve its potential until completion of the hotel. All of these amenities are designed to drive parimutuel and slot wagering, particularly during what have traditionally been off-peak operating hours. Accordingly, management anticipates that a greater percentage of revenue growth will be realized as operating income and net income as Phase II is completed. Implementation of longer range plans, such as a championship golf course, an RV park, housing, equestrian trails, and a shopping village should also have a positive impact on operating results and efficiencies.

        The Company received a renewal of its Speedway Property gaming license on October 18, 2001 for a two-year period. The Company expects the financial performance of the Las Vegas Property to continue to improve. In July 2001, the Company closed the 8,000 square foot casino and one restaurant at the Reno Property. The hotel and remaining food and beverage services will continue to operate. At December 31, 2001 the Company wrote down the property and equipment value by $5.5 million. The Company continues to monitor the operating performance of the Reno Property and evaluate its options. (See Note 2 to the Consolidated Financial Statements").

TWELVE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 2000

        Total revenues increased by $48.3 million from 2000 to 2001, an increase of 28.4%. Approximately $42.8 million of the increase was produced by gaming operations at Mountaineer Park. Mountaineer Park's revenue from parimutuel commissions increased by $2.3 million, or 42.9%; its lodging, food and beverage revenues increased by $2.2 million or 23.3% to $11.3 million; and other revenues increased by $472,000 or 15.2%.

        The Nevada Properties contributed $11.4 million in revenues in the year ended December 31, 2001, a $600,000 or 5.6% increase from revenues of $10.8 million for the year ended December 31, 2000. The gaming revenue for 2001 was $7.4 million versus $6.2 million for 2000, an increase of $1.2 million or 19.4%, notwithstanding the July 2001 termination of gaming operations at the Reno Property. Gaming revenues were $1.3 million for 2001 for the Reno Property up to the date of closing. The sources of the remaining revenues at the Nevada Properties for 2001 were $2.1 million from lodging (a $191,000 decrease from 2000), $1.9 million from food and beverage ($203,000 decrease from 2000) and $92,000 in other income. The declines are principally attributable to the closing of the casino and restaurant at the Reno Property.

GAMING OPERATIONS

        Revenues from gaming operations increased 29.8% from $147.9 million in 2000 to $191.9 million in 2001. Management attributes this increase to the following factors: (1) the increase in machine count from an average of 1,584 during 2000 to an average of 2,100 during 2001; (2) the opening of new gaming space both to accommodate additional machines and to alleviate crowding; (3) increases in foot traffic driven by new amenities as Mountaineer Park becomes a destination resort; (4) the increased contributions of gaming revenues from the Nevada Properties; (5) continued aggressive marketing and promotions; and (6) the continued growth in the popularity of our coin drop mechanical reel slot machines. Management had anticipated a further substantial increase in gaming revenue from Mountaineer Park as a result of a 2001 amendment of the Lottery Act increasing the maximum slot wager from $2 to $5. However, delays by third-party equipment suppliers in delivering new machines and converting existing machines to accept the new maximum wager have delayed the full implementation and financial impact of this legislative enhancement. The Company is working diligently with the manufacturers and the Lottery Commission to fully implement the new wager limit as soon as possible, but the Company does not have a firm commitment for the timing.

        For the twelve months ended December 31, 2001, average daily net win for the track-based gaming machines was $105 per machine (including $0 for non-racing days when those gaming rooms were closed), compared to $291 earned on the Lodge-based terminals for a facility-wide average of $241 per machine per day. A summary of the video lottery gross wagers less patron payouts ("net win") at Mountaineer Park for the twelve months ended December 31, 2001 and 2000 is as follows:

	Twelve Months Ended December 31
	2001	2000
Total gross wagers	$1,677,028,000	$1,028,786,000
Less patron payouts	$(1,492,506,000)	$(887,141,000)

Revenue — video lottery operations	$184,522,000	$141,645,000

Average daily net win per terminal (WV)	$241	$247

        Given the increase in machine count(approximately 2500 machines at December 31, 2001), management views the win-per-day-per-machine numbers as evidence of the continued strong upward trend in performance of Mountaineer Park's video lottery operation. Management expects this trend to continue based upon the following growth drivers: full implementation and advertising of the new maximum wager; expanding the geographical reach of the Company's target markets with the opening of the new hotel rooms; expanded use of progressive jackpots; increased foot traffic in the casino as a result of convention and event business; and further increases in machine count, subject to regulatory approval.

        The Company began operating gaming at its two Nevada Properties on October 1, 1999. The Speedway Property had gaming revenues of $6,053,000 for 2001, an increase of $1.8 million or 42.6% over 2000. During July 2001, the Company discontinued its gaming operations at the Reno Property. The Reno Property's gaming revenues were $1.3 million during 2001, a decrease of $675,000 or 34% versus 2000. The Company continues to believe that with an ongoing aggressive advertising campaign and the pursuit of greater market share, the revenues for the Speedway Property will increase. The Company will not generate gaming revenue from the Reno Property.

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

        Parimutuel commissions for the twelve months ended December 31, 2001 and 2000 are summarized below.

	Twelve Months Ended December 31
	2001	2000
Live racing parimutuel handle	$17,723,000	$19,115,000
Simulcast racing parimutuel handle	23,594,000	22,969,000
Less patrons' winning tickets	(32,541,000)	(33,231,000)

	8,776,000	8,853,000
Revenues — export simulcast	5,520,000	1,172,000

	14,296,000	10,025,000
State and county parimutuel tax	(499,000)	(500,000)
Purses and Horsemen's Association	(6,179,000)	(4,194,000)

Revenues — parimutuel	$7,618,000	$5,331,000

        Because of the 25.4% increase in the average daily purses (from $110,700 in 2000 to $138,900 in 2001), increasing the number of live race days from the mandated 210 days to 228 days in 2001 (220 days in 2000), and the expansion of export simulcasting, total revenues for parimutuel commissions for the year ending December 31, 2001 increased 42.9% in comparison to 2000. Live racing handle decreased 7.3% to $17.7 million in 2001 from $19.1 million in 2000. Import simulcast handle in 2001 increased by $.6 million (2.7%) to $23.6 million in comparison to the same period in 2000. Commissions for export simulcast, implemented on August 11, 2000, were $5.5 million for 2001, an increase of $4.3 million or 370% over the $1.2 million for 2000. The increase in parimutuel revenues is due to expansion of exporting of the simulcast signal, which is ahead of management's expectations. The increase in purses (consisting of statutorily determined percentages of live racing handle) and horsemen's association costs of $2 million is attributable principally to the increase in export simulcasting revenues. (Additional contributions to racing purses equal to 15.5% of net win from video lottery operations as required by statute are charged to gaming operations.) Parimutuel commissions revenue is reported net of these expenses in the Consolidated Statement of Operations.

        Management remains optimistic that its export simulcast business will continue to grow at least slightly. The decrease in live handle is attributable to low attendance early in 2001 occasioned by poor weather conditions and in part of the third and fourth quarter following the tragic events of September 11th. Management also believes that some former and potential live racing patrons have become export patrons or have availed themselves of other account wagering alternatives.

        The commencement of export simulcasting did involve substantial capital improvements (approximately $4-5 million). In December of 1998, Mountaineer Park and its horsemen executed an agreement (the enforceability of which was ultimately clarified in the racing statute in March 2000) with respect to the sharing of the cost of such capital improvements. See "Operating Costs," "Parimutuel Commission Operating Costs," and "Liquidity and Sources of Capital."

LODGING, FOOD AND BEVERAGE

        For the year ended December 31, 2001, revenues from lodging, food and beverage were $15.2 million, which represents an increase of $1.7 million or 12.6% compared to revenues of $13.5 million for the same period in 2000. Restaurant, bar and concession facilities throughout the Company accounted for the revenue increase At Mountaineer Park, food and beverage revenues increased $2.0 million to $9.4 million from $7.4 million in 2000. Management believes that increased revenues from food and beverage at Mountaineer Park resulted primarily from expanded gaming facilities, opening of the convention center and advertising and promotions, which in turn led to larger patron volume, as well as the July 2001 opening of the 160-seat buffet in the Speakeasy Gaming Saloon. Food, beverage and lodging revenue decreased $364,000 at the Nevada Properties due principally to the closing of the restaurant and casino in July 2001 at the Reno Property. Management expects lodging, food and beverage revenues to increase with the opening of the new hotel and related dining facilities at Mountaineer Park.

OTHER OPERATING REVENUES

        Other revenues increased by $276,000 or 8.1% from 2000 to 2001. Other sources of revenues consist primarily of the Spa operations and other non-core businesses such as admission, program sales, golf, special events, such as concerts, professional boxing matches, trade shows, check cashing and ATM services. The Spa revenues increased by $175,000 in 2001. Additional entertainment schedules at the "Harv" during 2001 resulted in an increase in ticket sales in 2001 to $633,000 from $502,000 in 2000. Revenues from ATM service fees were $734,000 in 2001 compared to $668,000 in 2000.

OPERATING COSTS

        The Company's $48.3 million or 28.4% increase in revenues was accompanied by higher total costs, as direct operating expenses increased by $29.7 million or 27.2% to $139.1 million in 2001 compared to 2000. Approximately $26.2 million of the increase in operating costs is attributable to the gaming operations, which includes applicable state taxes and fees. Parimutuel direct costs increased $539,000 due to additional simulcast costs and increased salary and benefit costs, while cost of lodging and food and beverage increased by $1.5 million. Of the 11.1% increase in the cost of food and beverage and lodging, $1.8 million can be attributed to the expanded operations at Mountaineer Park, which was offset by a decline in the cost of food and beverage and lodging at the Nevada Properties due to closing of the casino and restaurant at the Reno Property. The cost of other income increased by $1.4 million in 2001 to $5.0 million. The increase is due primarily to costs associated with operating the Spa and the convention center, both of which opened in 2001.

        Operating Costs and gross profits earned from operations for the twelve-month periods ended December 31, 2001 and 2000 are as follows:

	Years Ended December 31
	2001	2000
Operating Costs: Gaming	$112,510,000	$86,275,000
Parimutuel Commissions	6,443,000	5,904,000
Lodging, Food and Beverage	15,129,000	13,612,000
Other	4,983,000	3,562,000

Total Operating Costs	$139,065,000	$109,353,000

	Years Ended December 31
	2001	2000
Gross Profit (Loss): Gaming	$79,391,000	$61,615,000
Parimutuel Commissions	1,175,000	(573,000)
Lodging, Food and Beverage	56,000	(152,000)
Other	(1,320,000)	(175,000)

Total Gross Profit	$79,302,000	$60,715,000

        The decline in the gross profit for "other" is attributable to costs associated with opening and operating the Spa and convention center in 2001 and operating the "Harv" for the full year in 2001, while full utilization and corresponding revenues are not expected until after the new hotel rooms open in the second quarter of 2002 and are absorbed.

GAMING OPERATING COSTS

        Costs of gaming revenue for 2001 increased by $26.2 million or 30% from $86.3 million to $112.5 million compared to the year ended December 31, 2000. The increase is in proportion to the 29.8% increase in revenue. Costs of gaming revenue in West Virginia increased by $26.4 million or 32.3% to $108 million in 2001, reflecting an increase of $24.4 million in statutory expenses directly related to the 30.3% increase in gaming revenues. (See Note 11 of the Consolidated Financial Statements.) The expanded gaming facilities in 2000 (Downtown Speakeasy) and 2001 (Uptown Speakeasy including the high-roller Fountain Room) generated increases in patron volume and higher levels of patron play. This increased activity, implementation of the automated player tracking system and customer service requirements caused an increase in personnel and supplies costs. As a result, wages and benefits as well as supplies expense increased from 2000 to 2001 by $2.1 million. There was $4.5 million of gaming expense at the Nevada Properties in 2001, as compared to $4.7 million for 2000. For 2001 the cost of gaming revenue at the Reno Property decreased by $593,000 due to discontinuation of gaming at that location in July 2001. The cost of gaming at the Speedway Property increased by $431,000, significantly less than the increase in gaming revenues of $1.8 million.

        Under the Lottery Act, Mountaineer Park pays the following percentages of net win from slot operations fees, which are accounted for as costs of gaming:

	Net Terminal Income
State of West Virginia	30.0%
Hancock County	2.0%
Horseman's Association (racing purses)	15.5%
Other	5.5%

Total Statutory Payments	53.0%	(1)

(1)
Excludes a 4% administrative fee charged by the State of West Virginia based on revenues. See Note 11 to the Consolidated Financial Statements of the Company.

        In prior years, the State of West Virginia annually reconciled the State Administrative Fee, and the amount not utilized by the State was refunded on June 30, the end of the State's fiscal year. In April 2001, West Virginia amended its video lottery statute, eliminating the reconciliation and refund of the unused portion of the administrative fee commencing with the State's fiscal year that began July 1, 2001. In prior years, the anticipated refund was accrued throughout the year. The Company believes, however, that even absent the legislative change, the amount of the refund would have decreased substantially, as the Lottery Commission's administrative expenses will likely increase due to the growth in the State's video lottery program. The bill also establishes a new distribution scheme for the portion of each racetrack's net win in excess of that racetrack's net win for the twelve months ending June 30, 2001 (referred to in the amendment as "Excess Net Terminal Income"). After deducting the administrative fee, the Excess Net Terminal Income will be subject to a 10% surcharge. The remaining amount of the excess net terminal income will be distributed as follows:

	Excess Net Terminal Income
State of West Virginia	41.0%
Hancock County	2.0%
Horseman's Association (racing purses)	9.5%
Other	5.5%

Total Statutory Payments	58.0%	(1)

(1)
Excludes a 4% administrative fee charged by the State of West Virginia based on revenues, and effective July 1, 2001 as discussed above, a 10% surcharge once certain levels of revenues are achieved. In addition, rates are applied to revenues net of this 4% administrative fee and the 10% surcharge when applicable. See Note 11 to the Consolidated Financial Statements of the Company.

        After deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the racetracks will receive 42% (as opposed to 47%) of the remaining net win. For Mountaineer Park, the threshold for Excess Net Terminal Income is approximately $160 million, which, based upon the State's June 30 fiscal year end, the Company anticipates exceeding in April through June of 2002.

        The amended Lottery Act creates a separate capital reinvestment fund for each racetrack to which the State will contribute 42% of the surcharge attributable to each racetrack. Generally, for each dollar a racetrack expends on eligible capital improvements for the racetrack and adjacent property, the track will receive a dollar from the capital reinvestment fund. Depending upon the amount of a project, any amount expended in excess of the balance in the capital reinvestment fund may be carried forward three subsequent years.

        Statutory costs and assessments excluding the State Administrative fee for the respective twelve-month periods ended December 31 2001 and 2000 are as follows:

	Years Ended December 31
	2001	2000
Employee Pension Fund	$899,000	$700,000
Horseman's Purse Fund	27,860,000	21,695,000

Subtotal	28,759,000	22,395,000
State of West Virginia	53,922,000	41,990,000
Tourism Promotion Fund	5,392,000	4,199,000
Hancock County	3,595,000	2,799,000
Stakes Races	1,797,000	1,400,000
Miscellaneous State Projects	1,797,000	1,400,000

Total	$95,262,000	$74,183,000

PARIMUTUEL COMMISSIONS OPERATING COSTS

        Total costs of parimutuel operations of $6.4 million for 2001 increased $539,000 as compared to 2000. Due to the demand for our signal, the racing schedule was extended to 228 days resulting in an increase in operating costs. Direct and indirect wages and employee benefits attributable to racing operations increased by $316,000 to approximately $3.2 million in 2001 due to the increased race days, expanded hours of OTB operations trackside, contractual increase in salaries and increases in health care costs. Export signal transmission cost increased $205,000 in 2001 as compared to 2000 due to increased simulcasting activity.

        For the year ended December 31, 2001, parimutuel operations showed a gross profit of $1.2 million versus a loss of $573,000 for 2000. The dramatic improvement in results from parimutuel operations is attributable principally to a full year of export simulcasting in 2001 (export simulcasting commenced in August 2000). Export simulcasting represents not only a new source of revenue but also a business that enjoys relatively fixed costs as revenues increase as compared to parimutuel wagering on live racing or import simulcasting. Although this new business has progressed faster than management anticipated, the growing popularity of the product leads management to believe that results from parimutuel operations will continue to improve in the next year, although not at the same level as in 2001 and 2000.

LODGING, FOOD AND BEVERAGE OPERATING COSTS

        Direct expenses of lodging, food and beverage operations increased from $13.6 million in 2000 to $15.1 million in 2001. Of the $1.5 million increase in expenses, a decrease of $278,000 is attributable to the Nevada Properties. Company wide, food and beverage direct costs increased by $1.5 million to $12.1 million for a loss of $854,000 in 2001 as compared to the loss of $1.1 million in 2000. The decrease in the loss for food and beverage is attributable to the closing of the restaurant at the Reno Property in July 2001. Lodging direct costs totaled $3.0 million for 2001 compared to $3.1 million in 2000 resulting in a gross profit of $910,000 in 2001 versus $905,000 in 2000.

        Mountaineer Park's gross profit for food, beverage and lodging was $476,000 in 2001 compared to $150,000 in 2000. The increase in gross profit is attributable to an improvement in the gross profit of lodging of $288,000 due to increase in revenues ($177,000) as a result of higher occupancy levels and a reduction in salaries and other costs of lodging.

        The Nevada Properties reported an operating loss from food, beverage and lodging of $420,000 for 2001 as compared to a loss of $304,000 for 2000. This increase is attributed primarily to higher costs of wages and related benefits at the Speedway Property and a decline in lodging revenues of the Reno Property, which were partially offset by the reduction in food and beverage costs at the Reno Property ($543,000) due to the closing of the restaurant in Reno.

COSTS OF OTHER OPERATING REVENUES

        Costs of other revenues, consisting primarily of the non-core businesses such as the Spa, special event ticket sales, racing programs, golf and check cashing, increased by 38.9% from $3.6 million in 2000 to $5.0 million in 2001. This increase can be attributed primarily to a $397,000 increase in the cost of events held at The Harv due to its full year of operation in 2001; the February 2001 opening of the Spa, which had operating costs of $388,000; and the opening of the Convention Center in August 2001, which had operating costs of $123,000, and an increase in check cashing service costs of $161,000. Management believes that the costs associated with amenities such as The Harv, the Spa and the convention center will drive higher corresponding revenues after completion of the hotel expansion because of anticipated increases in convention sales and mid-week gaming and parimutuel business.

MARKETING AND PROMOTIONS EXPENSE

        Company wide, based on increases at Mountaineer Park and decreases for the Nevada Properties, marketing and promotions expense increased to $11.6 million for the year ended December 31, 2001 from $9.7 million for 2000. Marketing and promotions expenses constituted 5.3% of gross revenues in comparison to 5.7% for 2000. Marketing and promotions expenses at Mountaineer Park increased by $2.7 million from $7.2 million in 2000 to $9.9 million in 2001. The increase can be attributable to (1) dramatic increases in the number of members of Mountaineer Park's Player's Club and increase in prize giveaways through this promotion ($457,000); (2) the increase in group sales, gaming and other departmental promotional costs ($1.1 million); and (3) the marketing partnership with the Pittsburgh Penguins hockey team and other sponsorships ($823,000). In 2001 marketing and promotion expense for the Nevada Properties decreased by $736,000 due principally to the July 2001 closing of the casino and restaurant at the Reno Property.

GENERAL AND ADMINISTRATIVE EXPENSES AND INTEREST

        General and administrative expenses for the year ending December 31, 2001 increased by $6.4 million, or 33.7% from $18.9 million in 2000. General and administrative costs for 2001 constituted 11.6% of gross revenues in comparison to 11.1% for 2000. The increase in general and administrative costs can be attributed to two areas. First, with respect to operations the increases are due primarily to increases in costs of security, surveillance, housekeeping and maintenance attributable to the expanded facilities (new gaming areas, the "Harv", convention center, Spa, buffet, etc.) and the corresponding increase in patron traffic ($2.4 million); increases in employee benefits, such as health insurance ($1.5 million); increases in insurance costs ($385,000) and increases in administrative costs such as salaries, consulting and other miscellaneous costs ($634,000). Second, professional fees and expenses were incurred as the Company pursued its business strategy to acquire other gaming and/or parimutuel businesses and in connection with general corporate matters resulting in an increase of $835,000 to $1.9 million in 2001 as compared to $1.1 million in 2000.

        Interest expense increased by $.9 million to $4.0 million in 2001, from $3.1 million in 2000. This increase to $4.0 million is attributable to the increase in borrowings under the Company's credit facility and capital lease financing arrangements. See "Liquidity and Sources of Capital."

        Depreciation and amortization costs increased by 45.7% from $6.3 million in 2000 to $9.2 million in 2001. This increase reflects the $53 million increase in fixed assets, other than for construction in progress, and including the capital leasing of new gaming devices. Additional depreciation expense was incurred from new facilities, including the convention center and the new gaming room, which should be more fully utilized as the new hotel rooms open. Depreciation for the Nevada Properties was $2.1 million for 2001, an increase of $155,000 as compared to 2000.

        During July 2001 the Company closed a dining room and discontinued gaming operations at the Reno Property due to poor financial performance. The hotel and other dining areas remain in operation. At December 31, 2001, the Company further evaluated the financial performance and the ongoing value of the property and equipment at the Reno Property location. Based upon this evaluation, the Company determined the assets were impaired and wrote them down by $5.5 million to their estimated fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121). In applying these provisions management considered recent sales, property listings and future cash flow estimates related to this location. See Note 2 to the Consolidated Financial Statements. This reduction in carrying value is expected to result in a reduction of annual depreciation expense for the Reno Property of approximately $300,000.

TWELVE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1999

        Total revenues increased by $56.6 million from 1999 to 2000, an increase of 49.9%. Approximately $45.8 million of the increase was produced by gaming operations at Mountaineer Park. Mountaineer Park's revenue from parimutuel commissions increased by $827,000, or 18.4%; its lodging revenues increased by $120,000, or 7.6%; food and beverage revenues increased by $1.1 million or 16.5% to $7.4 million; and other revenues increased by $627,000 or 25.4%.

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

GAMING OPERATIONS

        Revenues from gaming operations increased 54.1% from $96.0 million in 1999 to $147.9 million in 2000. Management attributes the dramatic increase to the following factors: (1) the increase in machine count from 1,355 to 1,905 by the opening of the new Downtown Speakeasy Gaming Room in August of 2000; (2) increases in foot traffic driven by new amenities as Mountaineer Park becomes a destination resort; (3) the increasing contributions of gaming revenues from the Nevada properties; (4) continued aggressive marketing and (5) the growing popularity of our coin drop mechanical reel slot machines.

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

        For the twelve months ended December 31, 2000, average daily net win for the track-based gaming machines was $137 per machine (including $0 for non-racing days when those gaming rooms were closed), compared to $305 earned on the Lodge-based terminals for a facility-wide average of $247 per machine per day. A summary of the video lottery gross wagers less patron payouts ("net win") for the twelve months ended December 31, 2000 and 1999 is as follows:

	Twelve Months Ended December 31
	2000	1999
Total gross wagers	$1,028,786,000	$373,767,000
Less patron payouts	$(887,141,000)	$(278,435,000)

Revenue—video lottery operations	$141,645,000	$95,332,000

Average daily net win per terminal (WV)	$247	$200

        Since October 1, 1999, the Company has operated gaming at its two Nevada Properties. The Speedway Property had gaming revenues of $4,244,000 for the year ending December 31, 2000. The Reno Property's gaming revenues were $2.0 million for the same period.

PARIMUTUEL COMMISSIONS

        Parimutuel commissions for the twelve months ended December 31, 2000 and 1999 are summarized below.

	Twelve Months Ended December 31
	2000	1999
Live racing parimutuel handle	$19,115,000	$19,824,000
Simulcast racing parimutuel handle	22,969,000	21,249,000
Less patrons' winning tickets	(33,231,000)	(32,486,000)

	8,853,000	8,587,000
Revenues—export simulcast	1,172,000	—

	10,025,000	8,587,000
State and county parimutuel tax	(500,000)	(485,000)
Purses and Horsemen's Association	(4,194,000)	(3,598,000)

Revenues—parimutuel	$5,331,000	$4,504,000

        Because of the 32.2% increase in the average daily purses (from $83,750 in 1999 to $110,700 in 2000), increasing the number of live race days from the mandated 210 days to 220 days, and the commencement of export simulcasting, total revenues for parimutuel commissions for the year ending December 31, 2000 increased 18.4% in comparison to 1999. Live racing handle decreased 3.6% to $19.1 million in 2000 from $19.8 million in 1999. Simulcast handle in 2000 increased by $1.7 million (8.1%) to $23.0 million in comparison to the same period in 1999. Commissions for export simulcast, implemented on August 11, 2001, were $1.2 million. Management attributes the increase in parimutuel revenue largely to advent of exporting of the simulcast signal and the additional 10 live racing days. Purse expense (consisting of statutorily determined percentages of live racing handle) and in connection with simulcasting race operations, contractual fees paid to host tracks and additional statutorily determined percentages of simulcast commissions contributed to the purse fund for live racing increased $596,000 to $4.2 million in 2000. This increase is consistent with the increase in export simulcast revenue of $1.1 million, which offset the decline in the live racing handle. (Additional contributions to racing purses equal to 15.5% of net win from video lottery operations as required by statute are charged to gaming operations.) Parimutuel commissions revenue is reported net of these expenses in the Consolidated Statement of Operations.

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

OTHER OPERATING REVENUES

        Other revenues increased by $854,000, or 33.7% from 1999 to 2000. Other sources of revenues consist primarily of non-core businesses such as admission, program sales, golf, special events, such as concerts and professional boxing matches, check cashing and ATM services. Due to the opening of the "Harv", the entertainment schedule was expanded which caused a $232,000 increase in ticket sales in 2000 to $502,000. Revenues from ATM service fees were $668,000 in 2000 compared to $363,000 in 1999. Upon opening the new Downtown Chicago Gaming Room, four additional ATM machines were installed to handle the resulting increase in patronage. Also, commissions from the sale of West Virginia Lottery tickets increased by $53,000 to $151,000 in 2000.

OPERATING COSTS

        The Company's $57.2 million or 50.4% increase in revenues was accompanied by higher total costs, as directly related expenses increased by $35.8 million or 48.9% to $109.4 million in 2000 compared to 1999. Approximately $29.8 million of the increase in operating costs is attributable to the gaming operations, which includes applicable state taxes and fees. Parimutuel direct cost increased by $604,000, while cost of lodging and food and beverage increased by $4.2 million. Of the 44.2% increase in the cost of food and beverage and lodging, $2.3 million can be attributed to the Nevada Properties. The cost of other income increased by $1.1 million in 2000 to $3.6 million. The increase is due primarily to higher operating costs of the Harv, which is a larger facility that enables Mountaineer Park to attract more popular (and therefore more expensive) entertainers.

        Operating Costs and gross profits earned from operations for the twelve-month periods ended December 31, 2000 and 1999 are as follows:

	Years Ended December 31
	2000	1999
Operating Costs
Gaming	$86,275,000	$56,431,000
Parimutuel Commissions	5,904,000	5,300,000
Lodging, Food and Beverage	13,612,000	9,441,000
Other	3,562,000	2,425,000

Total Operating Costs	$109,353,000	$73,597,000

	Years Ended December 31
	2000	1999
Gross Profit (Loss)
Gaming	$61,615,000	$39,521,000
Parimutuel Commissions	(573,000)	(796,000)
Lodging, Food and Beverage	(152,000)	991,000
Other	(175,000)	108,000

Total Gross Profit (Loss)	$60,715,000	$39,824,000

GAMING OPERATING COSTS

        Costs of gaming revenue for 2000 increased by $29.8 million or 52.9% from $56.4 million to $86.3 million compared to the year ended December 31, 1999. The increase is in proportion to the 54.1% increase in revenue. Costs of gaming revenue in West Virginia increased by $26.1 million or 47.1% to $81.6 million in 2000, reflecting an increase of $24.8 million in statutory expenses directly related to the 48.6% increase in gaming revenues. Gaming machine lease expense decreased by $694,000 in comparison to 1999 primarily because of a change from operating leases to capital leases. Wages and benefits as well as supplies expense increased from 1999 to 2000 by $1.7 million in response to higher levels of patron play, patron volume and the additional personnel required for coin drop slot operations compared to other machines. There was $4.7 million of gaming expense in Nevada in 2000, the first full year of gaming operations.

        Statutory costs and assessments excluding the 4% State Administrative fee for the respective twelve-month periods are as follows:

	Twelve Months Ended December 31
	2000	1999
Employee Pension Fund	$700,000	$474,000
Horseman's Purse Fund	21,695,000	14,703,000

Subtotal	22,395,000	15,177,000
State of West Virginia	41,990,000	28,457,000
Tourism Promotion Fund	4,199,000	2,846,000
Hancock County	2,799,000	1,897,000
Stakes Races	1,400,000	949,000
Miscellaneous State Projects	1,400,000	949,000

Total	$74,183,000	$50,275,000

PARIMUTUEL COMMISSIONS OPERATING COSTS

        Total costs (the individual components of which are detailed below) of parimutuel operations increased by $604,000 to approximately $5.9 million in 2000. Costs that can be directly linked to export simulcasting accounted for $678,000 of this increase. Also due to the demand for our signal, the racing schedule was extended to 220 days. This caused a related increase in cost of payroll and benefits of approximately $150,000.

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

        The Nevada Properties reported an operating loss from food, beverage and lodging of $304,000 compared to a gross profit of $207,000 for the year ending December 31, 1999. These increases in costs are tied to increased food costs of $900,000 due to specials aimed at driving casino traffic. Also due to the increased patronage, (sales increased by $1.8 million) salaries, wages and related benefits increased by $1.1 million.

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

MARKETING AND PROMOTIONS EXPENSE

        Company wide, marketing and promotions expense increased to $9.7 million for the year ended December 31, 2000 from $5.0 million for 1999. Marketing and promotions expense for 2000 constituted 5.7% of gross revenues in comparison to 4.4% for 1999. Of this $4.7 increase in marketing and promotions, $2.2 million is attributable to the Nevada Properties. In 1999, the Nevada Properties had $200,000 in marketing and promotional cost. Marketing and promotions expenses at Mountaineer Park increased from $4.7 million in 1999 to $7.2 million in 2000. The increase can be attributable to (1) the grand opening of The Harv and the nine special events held in The Harv ($700,000); (2) the increase in prizes to members of the Frequent Player's Club ($1.1 million); (3) the increase in other promotional events in 2000 ($450,000); and (5) an increase in salaries and related employee benefits ($265,000).

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

LIQUIDITY AND SOURCES OF CAPITAL

        The Company's working capital balance stood at $4,334,000 at December 31, 2001, and its unrestricted cash balance amounted to $10,914,000. At December 31, 2001, the balances in bank accounts owned by Mountaineer Park's horsemen, but to which the Company contributes funds for racing purses, exceeded the Company's purse payment obligations by $2.3 million. This amount is available for payment of future purse obligations at the discretion of the Company and in accordance with the terms of its agreement with the HBPA. The Company also earns the interest on balances in these accounts.

        On December 27, 1999, the Company entered a $30,000,000 five-year senior secured reducing, revolving credit facility with Wells Fargo Bank, N.A. On August 15, 2000, the Company entered into the Amended and Restated Credit Agreement (Restated Facility) with Wells Fargo, which increased the credit facility to $60,000,000. On August 3, 2001, the Company amended the Restated Facility (First Amendment) to increase the line from $60 million to $75 million; and to provide the option to further increase the aggregate commitment by up to an additional $10 million to a total of $85 million subject to additional funding commitments and other conditions as provided in the amendment. The Company expects to increase the line of credit to $85 million pursuant to the First Amendment in April of 2002.

        This amendment also increased the amount permitted for the repurchase of the Company's common stock from $3 million to $10 million, provided that the Company's twelve-month trailing EBITDA first reaches $50 million. On October 16, 2001 the Company further amended the Restated Facility (the Second Amendment) to increase the amount permitted for the repurchase of the Company's common stock from $3 million to $8 million, provided that the Company's twelve-month trailing EBITDA first reaches $40 million. Pursuant to the First Amendment when the twelve-month trailing EBITDA reaches $50 million, the amount permitted for stock repurchases will increase to $10 million. The Credit Agreement allows for interest only payments through the first quarter of 2003 at which time the loan balance is to be amortized to $60 million over the remainder of the term, at which point the entire balance becomes due and payable.

        The Amended and Restated Facility continues to be secured by substantially all of the assets of the Company and its operating subsidiaries, and contains customary affirmative and negative covenants and events of default. The Company may elect to borrow at the London Interbank Offered Rate (LIBOR), plus a margin ranging from 1.5% to 2.5%. Alternatively, the Company may elect to borrow at either the Prime Rate or Federal Funds Rate, plus a margin ranging from 0.25% to 1.25%. The applicable margin added to the benchmark rates listed above will depend upon the ratio of the Company's debt to EBITDA. The applicable margin as of the closing was 2% over LIBOR; at December 31, 2001 it was 2.25% over LIBOR. (See Note 6 to the Consolidated Financial statements.)

        At December 31, 2001, the outstanding principal balance of the Wells Fargo loan was $70,624,000.

        The original Credit Agreement permitted the Company to finance separately up to $8 million of additional senior indebtedness for the purchase or lease of gaming equipment as well as up to $15 million of subordinated debt for capital improvements. The Restated Facility eliminated the carve out for subordinated debt and increased the amount of permitted equipment financing to $13 million. In January 2000, pursuant to the carve out for equipment financing, Mountaineer Park entered into an $8 million discretionary line of credit with PNC Leasing, LLC (increased to $12 million in February 2001), pursuant to which Mountaineer Park has borrowed $7.0 million. In November 2001 the Company entered into a master lease agreement with National City Leasing Corporation (National City Master Lease) to finance the acquisition of equipment. At December 31, 2001, the Company has $2.7 million outstanding under the National City Master Lease. An additional lease was entered into in January 2002, pursuant to the National City Master Lease, for $1.1 million.

        On October 5, 2000, as required by the Restated Facility, the Company entered into an Interest Rate Cap Agreement with Wells Fargo Bank at a cost of $214,750. The agreement caps the Company's interest rate under the Restated Facility at 7.5% (plus the applicable margin) with respect to $30 million of principal and expires on December 31, 2003. The Cap Agreement falls within the provisions of Financial Accounting Standards Board Statement (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Accordingly, on January 1, 2001 the Company adopted the provisions of SFAS No. 133 which requires the Company to recognize all derivatives on the balance sheet at fair value. The adoption of SFAS No. 133 resulted in a pretax loss of $139,000 ($92,000 loss net of tax) from the cumulative effect of the accounting change being charged to operations. The effect of adopting SFAS No. 133 was not material to the Company's results of operations or financial position for 2001. (See Note 2 to the Consolidated Financial Statements.)

        Pursuant to an agreement with the HBPA to share the cost of certain capital improvements related to launching Mountaineer Park's export simulcast business, Mountaineer Park expects to receive approximately $990,000 over the next two years.

        A summary of the Company's required payments under financial instruments (excluding accrued interest) are presented below:

(in millions)	Total	1 year	2 years	3 years	4 years	5 years	After 5 years
Contractual cash obligations
Total Debt including capital leases	$83.7	$5.4	$8.3	$7.2	$62.8	—	—
Operating lease obligations	3.6	1.7	.9	.6	.4	—	—

        CAPITAL IMPROVEMENTS. The Company is in the process of implementing Mountaineer Park's previously announced four-phase expansion plan. The four-phase plan includes approximately tripling the hotel room capacity, adding 60,000 square feet of additional gaming rooms which will hold an additional 1,100 slot machines, an events and theatre center, a spa, additional parking, a convention center, a championship golf course, and an equestrian center, housing and a shopping village. The expansion project will be completed in phases as cash flow and available lines of credit permit. Phase I of the expansion, which included a 32,000 square foot expansion of the Speakeasy Gaming Saloon, the construction of the events center, additional parking lots, and the spa, has been completed. The Company has also made significant progress on the construction of Phase II, which includes a further expansion of the Speakeasy Gaming Saloon and construction of the convention center, which were completed in 2001, and the hotel, enclosed swimming pool, retail plaza and restaurants, which are to be completed in the second quarter of 2002. The Company has also recently completed the installation of the automated player tracking system and related equipment ($3.1 million) and the purchase of additional surveillance equipment ($1.7 million). The Company also spent $1.8 million for the purchase of properties adjacent to or near Mountaineer Park during 2001. During fiscal year 2001, the Company spent a total of approximately $49 million on capital improvements related principally to expansion of Mountaineer Park.

        Pursuant to the First Amenement of the Restated Credit Facility with Wells Fargo Bank, the Company must spend between 1% and 6% of its gross operating revenue from the prior year for maintenance of its facilities. The Company spent 5.8% of 2000 gross operating revenue totaling $9.9 million in 2001.

        During 2002, the Company expects to spend approximately $35 million principally on capital expansion at Mountaineer Park; $4.4 million for acquisition of additional acreage near Mountaineer Park; $800,000 for riverfront development; $300,000 for the development of an RV park in West Virginia; $500,000 toward the West Virginia Lottery Commission's new central system; $5-6.5 million for land in connection with the proposed racetrack in Erie, Pennsylvania; and $700,000 for capital improvements for the Nevada Properties.

        Any significant acquisitions during 2002 would likely be financed separately or through issuance of the Company's common stock.

        Management believes that except as set forth above, its cash balances, cash flow from operations, and available lines of credit will be sufficient to cover contemplated capital expenditures. Although it has no current plans to do so, the Company may also finance its expansion through the public or private sale of equity securities.

        OUTSTANDING OPTIONS AND WARRANTS. As of December 31, 2001, there were outstanding options to purchase 4,020,000 shares of the Company's common stock. If all such options were exercised, the Company would receive proceeds of approximately $11.9 million.

COMMITMENTS AND CONTINGENCIES

        The Company has various commitments including those under various consulting agreements, operating leases, and the Company's pension plan and union contract. The Company has also entered into employment agreements with certain employees for periods ranging from one to five years. Compensation under the employment agreements consists of both cash payments and stock option commitments. The Company anticipates cash payments in the amount of approximately $6.3 million over the next four years under the employment agreements. The Company believes that it has the ability to meet all of its obligations under the employment agreements.

        In June 2001 the Company entered into an agreement for the construction of a 260-room hotel. The agreement as amended calls for the Company to pay a total of $27.5 million upon substantial completion of the work specified in the agreement. The agreement likewise calls for progress payments as and when the project architect certifies that certain benchmarks have been met. The project is expected to be completed in the second quarter of 2002. At December 31, 2001 the Company had paid $9.6 million towards the project.

        In addition, the Company is faced with certain contingencies involving litigation and environmental remediation. These commitments and contingencies are discussed in greater detail in Note 7 to the Company's Consolidated Financial Statements for the years ended December 31, 2001, 2000, and 1999. The Company believes that its cash balances, cash generated from operations and available lines of credit will be sufficient to meet all of the Company's currently anticipated commitments and contingencies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        The Company is exposed to changes in interest rates primarily from its long-term debt arrangements. Under its current policies, the Company uses interest rate derivative instruments to manage exposure to interest rate changes for a portion of its debt arrangements. Taking into account the effects of interest rate derivatives designated as hedges, a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have limited effect on the net fair value of all interest sensitive financial instruments at December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial Statements and accompanying footnotes are set forth on pages F-1 through F-31 of this report.

        In the first quarter of 2001, there was a $.01 reduction in basic earnings per share caused by the cumulative effect of the change in the method of accounting for derivatives. This change did not have an impact on earnings per share fully diluted. See Note 2 to the accompanying consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        See the Registrant's Report on Form 8-K/A filed February 12, 1999; Report on Form 8-K filed September 8, 2000, all of which are incorporated herein by reference.

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY

        The following table sets forth information regarding the directors and executive officers of the Company.

Name	Age	Position and Office Held
Edson R. Arneault	54	President, Chief Executive Officer, Chairman of the Board
Robert L. Ruben(3)	40	Vice President, Assistant Secretary, Director
Robert A. Blatt(2)(3)	61	Vice President, Assistant Secretary, Director
James V. Stanton(1)	69	Director
William D. Fugazy, Jr.(1)	51	Director
Donald J. Duffy(1)(5)	35	Director
Rose Mary Williams	45	Secretary
Mary Jo Needham(6)	46	Chief Financial Officer
John W. Bittner, Jr(7)	49	Chief Financial Officer
Roger M. Szepelak (4)	36	Vice President, Chief Operating Officer, Nevada Properties

(1)
Member of the Audit Committee of the Board of Directors.

(2)
Member of the Finance Committee of the Board of Directors.

(3)
Member of the Compensation Committee of the Board of Directors.

(4)
Appointed effective November 1, 2000.

(5)
Appointed effective June 11, 2001.

(6)
Resigned effective January 8, 2002.

(7)
Appointed effective January 9, 2002.

BUSINESS EXPERIENCE

        Edson R. Arneault, 54, has been a director of the Company since January 1992 and has served as the Company's President and Chief Executive Officer since April 26, 1995. He is also an officer and director of the Company's subsidiaries, Mountaineer Park, Inc., ExCal Energy Corp., Speakeasy Gaming of Reno Inc. ("Speakeasy Reno"), Speakeasy Gaming of Las Vegas, Inc. ("Speakeasy Las Vegas") and Presque Isle Downs, Inc. Mr. Arneault is also a principal in numerous ventures directly or indirectly engaged in the development, production and transportation of oil and gas. Since becoming the President of the Company and Mountaineer Park, however, Mr. Arneault has devoted virtually all his time and attention to the business of the Company. Mr. Arneault is a certified public accountant, and has served as a tax partner with Seidman and Seidman (now "BDO Seidman LLP"), a public accounting firm, in Grand Rapids, Michigan, from 1977 to 1980. Mr. Arneault was employed as a certified public accountant by Arthur Andersen in the tax department of its Cleveland office from 1972 to 1976. Mr. Arneault is a member of the Independent Producers Association of America, the Ohio Oil and Gas Association, the Michigan Oil and Gas Association and the Michigan Association of Certified Public Accountants. Mr. Arneault received his Bachelor of Science in Business Administration from Bowling Green University in 1969, his Master of Arts from Wayne State University in 1971, and his

Masters in Business Administration from Cleveland State University in 1978. Mr. Arneault also serves as a member of the Hospitality and Tourism Management Board of Visitors of Robert Morris College in Pittsburgh, Pennsylvania. See "—Certain Relationships and Related Transactions."

        Robert L. Ruben, 40, has been a director of the Company since September 1995 and a Vice President since February 1999. He also serves as Assistant Secretary of the Company, is Chairman of the Company's Compensation Committee, and serves as a Director and Assistant Secretary of Mountaineer Park. He is a partner in Ruben & Aronson, LLP, a Washington, D.C. law firm. Previously, Mr. Ruben was a principal in Freer, McGarry, Bodansky & Rubin, P.C., a Washington, D.C. law firm, where he practiced from 1991 until 1997. From 1986 to 1988, Mr. Ruben was associated with the firm of Bishop, Cook, Purcell & Reynolds, which later merged with Winston & Strawn, and from 1989 to 1991, Mr. Ruben was associated with the firm of Wickens, Koches & Brooks. Mr. Ruben practices principally in the areas of commercial litigation and securities regulation. Mr. Ruben received his Bachelor of Arts from the University of Virginia in 1983 and his Juris Doctor from the Dickinson School of Law of Penn State University in 1986. He is a member of the bars of the District of Columbia and the Commonwealth of Pennsylvania (non-resident active). Ruben & Aronson, LLP currently serves as counsel to the Company, and Mr. Ruben has represented Mr. Arneault and various of his affiliates since 1987. See "—Certain Relationships and Related Transactions."

        Robert A. Blatt, 61, has been a director of the Company since September 1995 and a Vice President since February 1999. Mr. Blatt is also a Director and Assistant Secretary of Mountaineer Park, Chairman of the Company's Finance Committee and a member of the Company's Compensation Committee. Mr. Blatt is the Chief Executive Officer and managing member of New England National, L.L.C. and a member of the board of directors of AFP Imaging Corporation. Since 1979 he has been chairman and majority owner of CRC Group, Inc., and related entities, a developer, owner, and operator of shopping centers and other commercial properties, and since 1985, a member (seat owner) of the New York Stock Exchange, Inc. From 1959 through 1991, Mr. Blatt served as director, officer or principal of numerous public and private enterprises. Mr. Blatt received his Bachelor of Science in Finance from the University of Southern California in 1962 and his Juris Doctor from the University of California at Los Angeles in 1965. He is a member of the State Bar of California.

        James V. Stanton, 69, has been a director of the Company since February 1998 and serves on the Company's Audit Committee and as Chairman of the Company's Compliance Committee. Mr. Stanton has his own law and lobbying firm, Stanton & Associates, in Washington, D.C. From 1971-1978, Mr. Stanton represented the 20th Congressional District of Ohio in the United States House of Representatives. While in Congress Mr. Stanton served on the Select Committee on Intelligence, the Government Operations Committee, and the Public Works and Transportation Committee. Mr. Stanton has held a wide variety of public service positions, including service as the youngest City Council President in the history of Cleveland, Ohio and membership on the Board of Regents of the Catholic University of America in Washington, D.C. Mr. Stanton is also former Executive Vice President of Delaware North, a privately held international company which, during Mr. Stanton's tenure, had annual sales of over $1 billion and became the leading parimutuel wagering company in the United States, with worldwide operations including horse racing, harness racing, dog racing, and Jai-Lai. Delaware North also owned the Boston Garden and the Boston Bruins hockey team. From 1985-1994, Mr. Stanton was a principal and co-founder of Western Entertainment Corporation, which pioneered one of the first Native American Gaming operations in the United States, a 90,000 square foot bingo and casino gaming operation located on the San Manuel Indian Reservation in California, which generated annual revenues in excess of $50 million. See "—Certain Relationships and Related Transactions."

        William D. Fugazy, Jr., 51, has been a director of the Company since February, 1998 and serves on the Company's Audit Committee. He is president of WDF Consulting and former president of Fiber Net Real Estate in Westport, Connecticut. Mr. Fugazy is a former chief executive officer of Summit

Aviation Corporation, an executive aviation services firm and a former regional president of Koll Real Estate Service, a company which provided real estate services throughout the United States and internationally. Koll was one of the largest real estate services companies in the world and in August, 1997, merged with CB Commercial Real Estate Group, Inc. Prior to joining Koll, Mr. Fugazy was President of Tishman Management and Leasing Services Corporation, also a national real estate service company, which was sold to Koll in 1992. Prior to joining Tishman, Mr. Fugazy was Senior Vice President of Muller and Company, a national investment banking and securities brokerage operation. Mr. Fugazy is also a partner and officer of the Beacon Hotel and Resort Corporation, a hotel management company with offices in New York, Los Angeles, California and Miami Beach, Florida. Mr. Fugazy holds a B.S. Degree from Fordham University in New York.

        Donald J. Duffy, 35, has been a director of the Company since June 2001 and serves as Chairman of the Company's Audit Committee. Mr. Duffy is presently a director of Integrated Corporate Relations, a consulting firm. Mr. Duffy co-founded Meyer, Duffy & Associates in 1994 and Meyer Duffy Ventures in 1999. At Meyer Duffy, Mr. Duffy has played an integral role in numerous seed and early stage technology companies. His expertise is focusing on the development and implementation of business plans including financial forecasting and analysis, management team development, corporate strategy and capital formation. Prior to co-founding Meyer, Duffy & Associates, Mr. Duffy was a Senior Vice President at Oak Hall Capital Advisors where he specialized in investments in the leisure, gaming and technology markets. Prior to Oak Hall, Mr. Duffy was an investment fund partner at Sloate, Weisman, Murray & Company, specializing in investments in the leisure, gaming, technology and retail markets. Mr. Duffy is a graduate of St. John's University.

        Roger M. Szepelak, 37, was appointed Vice President and Chief Operating Officer of Speakeasy Gaming of Las Vegas, Inc. and Speakeasy Gaming of Reno, Inc. effective November 1, 2000. From 1996 to 2000, Mr. Szepelak served as vice president/assistant general manager of the Texas Station Gambling Hall & Hotel in North Las Vegas, Nevada, where his direct areas of responsibility included finance, casino cage, purchasing, hotel and related areas, table games, keno, poker, bingo and the race and sports book. Generally, Mr. Szepelak assisted the property president in all aspects of the operation of this 200-room hotel and 90,000 square foot casino. From 1988 to 1996, Mr. Szepelak was with the Rio Hotel & Casino, Inc. in Las Vegas, where he ultimately served as chief financial officer and treasurer. Mr. Szepelak received his Bachelor of Business Administration from the University of Michigan in 1986.

        John W. Bittner, Jr., 49, was appointed Chief Financial Officer of the Company on January 9, 2002. Prior to joining he Company Mr. Bittner was a Partner at Ernst & Young, LLP and was with Ernst & Young, LLP from 1975 to 2000. While at Ernst & Young, LLP Mr. Bittner provided accounting, auditing and business advisory services to privately and publicly held organizations in a variety of industries. During 2001, Mr. Bittner was an accounting and financial consultant. Mr. Bittner is a CPA licensed in Pennsylvania and West Virginia. Mr. Bittner received his Bachelor of Science degree in Accounting from Duquesne University in 1975. Mr. Bittner is a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

        Rose Mary Williams, 45, was appointed to the position of Secretary of the Company in January 1998 and Director of Racing of the Company in January 1997. She has been employed at Mountaineer Park since 1977, when she began working in the Mutuel Department. In 1980, she accepted the position of Statistician in the computer room. When Mountaineer Park began receiving simulcast signals from other racetracks in 1991, she was appointed to Simulcast Coordinator. She then began serving as Mutuel Manager in 1995. Ms. Williams is a member of Turf Publicists of America.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth the compensation awarded, paid to or earned by the most highly compensated executive officers of the Company whose compensation exceeded $100,000 in the fiscal year ended December 31, 2001.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation Awards
							Payouts
				Other Annual Comp. ($)(1)
Name	Year	Salary ($)	Bonus ($)		Restricted Stock Awards ($)	Options SARS (#)(2)	LTIP Payouts ($)	All Other Comp. ($)(4)
Edson R. Arneault(3). Chairman, President and Chief Executive Officer MTR Gaming Group, Inc.	2001 2000 1999	830,326 469,904 447,461	100,000 100,000 100,000	336,339 254,664 304,300	— — —	100,000 300,000 500,000	— — —	84,568 84,568 23,324
Robert A. Blatt Vice President (3)	2001 2000 1999	213,857 182,649 132,328	— — —	1,393 1,288 —	— — —	50,000 150,000 150,000	— — —	19,594 19,594 3,115
Roger M. Szepelak Vice-President and Chief Operating Officer Nevada Properities	2001	151,154	—	—	—	—	—	—
Mary Jo Needham Chief Financial Officer	2001	104,000	—	1,300	—	25,000	—	—

(1)
As to Mr. Arneault for 2001 includes $330,111 performance bonus earned in 2001 and to be paid in 2002; an estimated pension contribution of $6,228; for 2000 includes $250,000 performance bonus earned in 2000 and paid in 2001 and an estimated pension plan contribution of $4,664; for 1999 includes $303,000 performance bonus earned in 1999 and paid in 2000 and an estimated pension plan contribution of $1,300; As to Mr. Blatt consists of an estimated pension plan contribution of $1,393 and $1,288 in 2001 and 2000, respectively. As to Ms. Needham consists of an estimated pension contribution.

(2)
Grants in 2001 and 2000 consisted of non-qualified stock options for a term of ten years. The options are fully vested and have an exercise price of $7.30 and $2.50 per share, respectively. All grants in 1999 consisted of non-qualified stock options for a term of five years. The 1999 options are fully vested and have an exercise price of $2.00 per share.

(3)
See "Employment Agreements" below. Mr. Blatt commenced employment with the Company in 1999, having previously acted as a consultant.

(4)
Consists of premiums for life insurance pursuant to a qualified plan in accordance with Section 419 of Internal Revenue Code. The incremental cost to the Company of providing perquisites and other personal benefits during the indicated periods did not exceed, as to any Named Executive Officer, the lesser of $50,000 or 10% of the total salary and bonus paid to such executive officer for any such year and, accordingly, is omitted from the table.

OPTION GRANTS IN 2001

        The following table contains information concerning the grant of stock options during fiscal year 2001 to the Company's executive officers named in the Summary Compensation Table.

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
	Number of Securities Underlying Options Granted(#)(1)	% of Total Options Granted in Fiscal Year
Name			Exercise Price	Expiration Date
					5%	10%
Edson R. Arneault	100,000	16%	$7.30	May 2011	459,170	1,163,620
Robert A. Blatt	50,000	8%	$7.30	May 2011	229,585	581,810
Roger M. Szepelak	—	—	—	—	—	—
Mary Jo Needham	25,000	4%	$7.30	May 2011	114,792	290,905

(1)
In accordance with the rules of the Securities and Exchange Commission, "Potential Realizable Value" has been calculated assuming an aggregate ten-year appreciation of the fair market value of the Company's common stock on the date of the grant at annual compounded rates of 5% and 10%, respectively. These amounts represent hypothetical gains that could be achieved. Actual gains, if any, on the exercise of stock options will depend on the future performance of the Company's stock and the date on which the options are exercised. Moreover, the gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

        The following table sets forth information regarding the number and value of options held by each of the Company's executive officers named in the Summary Compensation Table as of December 31, 2001.

			Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Year End($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Edson R. Arneault	250,000	$634,625	1,800,000	—	$24,716,110	—
Robert A. Blatt	125,000	338,313	650,000	—	9,092,740	—
Roger M. Szepelak	—	—	50,000	—	487,500	—
Mary Jo Needham	60,000	346,875	25,000	—	217,500	—

(1)
Based on the market price of the Company's Common Stock of $16.00 on December 31, 2001, as reported by Nasdaq.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Under the provisions of Section 16(a) of the Exchange Act, the Company's officers, directors and 10% beneficial stockholders are required to file reports of their transactions in the Company's securities with the Commission. Based solely on a review of the Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company believes that as of March 26, 2002, all of its executive officers, directors and greater than 10% beneficial stockholders complied with all filing requirements applicable to them during 2001, except that Mr. Stanton filed one late report with respect to one transaction (sale of 2,000 shares of common stock) and Mr. Arneault filed one late report with respect to two transactions (each a gift of 100 shares of common stock).

EMPLOYMENT AGREEMENTS

        On September 28, 2001, the Company entered into a new five-year agreement with it President and Chief Executive Officer, Edson R. Arneault. The new employment agreement, which is effective as of January 1, 2001 and replaces an agreement entered into in February 1999, provides for, among other things, an annual base salary of $750,000, semi-annual cash awards, an annual performance bonus tied to EBITDA growth, and a long-term incentive bonus, subject to a cap, payable at the end of the five-year term based upon growth compared to fiscal year 2000 in a variety of objective measurements, including earnings per share, the market price of the Company's common stock, EBITDA and gross revenue. Other factors affecting the long-term bonus are acquisitions of other racetracks and pari-mutuel facilities, acquisition of gaming operations that generate positive EBITDA in the Company's first full year of operation, and successful legislative initiatives.

        The agreement provides that Mr. Arneault shall be entitled, at the Company's expense, to reasonable living and/or office quarters (to be leased or purchased at the Company's election) in any state or jurisdiction in which the Company is currently doing business or commences substantial business operations.

        The agreement provides that if Mr. Arneault's period of employment is terminated by reason of death or physical or mental incapacity, the Company will continue to pay Mr. Arneault or his estate the compensation otherwise payable to Mr. Arneault for a period of two years. If Mr. Arneault's period of employment is terminated for a reason other than death or physical or mental incapacity or for cause, the Company will continue to pay Mr. Arneault the compensation that otherwise would have been due him for the remaining period of employment. If Mr. Arneault's period of employment is terminated for cause, the Company will have no further obligation to pay Mr. Arneault, other than compensation unpaid at the date of termination.

        In the event that the termination of Mr. Arneault's period of employment occurs after there has been a change of control of the Company, as defined, and (i) the termination is not for cause or by reason of the death or physical or mental disability of Mr. Arneault or (ii) Mr. Arneault terminates his employment for good reason, as defined in the agreement, then Mr. Arneault will have the right to receive within thirty days of the termination, a sum that is three times his annual base salary and payment by the Company of the next five annual premium payments for the insurance policy called for by the deferred compensation plan described below.

        The February 1999 employment agreement with Mr. Arneault was to be for a term of five (5) years ending January 31, 2004, and called for an annual base salary of $450,000 (subject to automatic annual cost of living increases of 5%), semi-annual cash bonuses of $50,000, and a performance bonus for each year equal to 1% of the gross operating revenue increase over 1998 operating revenue (provided, however, that EBITDA, as defined, exceeds 1998 EBITDA). In April 2000, in order to make the agreement at least coextensive with the Company's long-term debt facility (which requires an $8 million key-man life insurance policy on Mr. Arneault's life), this employment agreement was amended to extend the term of the agreement through December 31, 2004. The amendment also provided for a performance bonus for calendar year 2004 equal to 1% of the gross operating revenue increase over 1999 operating revenue. In March of 2001, Mr. Arneault irrevocably waived the performance bonus of $875,000 that would have been due under the employment agreement in exchange for $250,000 and the Company's promise to negotiate in good faith to conclude a new employment agreement during the first quarter of 2001.

        In January of 1999, the Company entered into a deferred compensation agreement with Mr. Arneault. Pursuant to the agreement, the Company has purchased a life insurance policy on Mr. Arneault's life (face amount of $4,400,000 and annual premium of $150,000). The owner of the policy is the Company. The agreement entitles Mr. Arneault or his beneficiary to an annual benefit, as defined, upon retirement, death or termination out of the cash value of the insurance policy, after the

Company has recouped the aggregate amount of premiums paid. The benefits provided by the agreement were granted as additional benefits and not as part of any salary reduction plan or arrangement deferring a bonus or a salary increase.

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

        In the event Mr. Blatt terminates the employment agreement for good reason, as defined, or the Company terminates the agreement other than for cause or a permanent and total disability, he will be entitled to the compensation otherwise payable to him under the employment agreement. In the event Mr. Blatt's employment is terminated in connection with a change in control of the Company, Mr. Blatt would be entitled to a cash severance payment equal to three times his annual base salary and payment by the Company of the next five annual premium payments for the insurance policy called for by the deferred compensation plan described below.

        In June of 1999, the Company entered into a deferred compensation agreement with Mr. Blatt. Pursuant to the agreement, the Company has purchased a life insurance policy on Mr. Blatt's life (face amount of $700,000 and annual premium of $37,500). The owner of the policy is the Company. The agreement entitles Mr. Blatt or his beneficiary to an annual benefit, as defined, upon retirement, death or termination out of the cash value of the insurance policy, after the Company has recouped the aggregate amount of premiums paid. The benefits provided by the agreement were granted as additional benefits and not as part of any salary reduction plan or arrangement deferring a bonus or a salary increase.

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

        In January 2002, the Company entered into a three-year employment agreement with John W. Bittner, Jr. as Chief Financial Officer. The agreement calls for an annual salary of $160,000 and entitles Mr. Bittner to a car allowance as well as to participate in the Company's various employee benefit plans. In the event Mr. Bittner's employment is terminated by the Company other than for cause or permanent disability, he will be entitled to the compensation otherwise payable to him under the employment agreement. Further, in the event Mr. Bittner is discharged during the last year of the term of the agreement in connection with a change in control of the Company, as defined in the agreement, Mr. Bittner would be entitled to a cash payment in the amount of one year of Mr. Bittner's then current salary.

COMPENSATION OF DIRECTORS

        The Company's non-employee directors receive an annual stipend of $12,000, a per meeting fee of $1,500, and an award of options to purchase 25,000 shares of the Company's common stock. Directors who are employees of the Company do not receive compensation for attendance at Board meetings. All board members are reimbursed for expenses they incur in attending meetings.

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

ITEM 12. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of March 26, 2002, the ownership of the Company's Common Stock by persons owning more than 5% of such stock, and the ownership of such stock by the executive officers and directors of the Company. As of March 26, 2002 there were 26,989,067 shares of Common Stock outstanding. All such shares were owned both beneficially and of record, except as otherwise noted.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Edson R. Arneault(1) MTR Gaming Group, Inc. State Route 2 South P.O. Box 356 Chester, WV 26034	4,019,717	13.96%
Robert L. Ruben(2) Ruben & Aronson, LLP 3299 K Street, N.W. Suite 403 Washington, DC 20007	817,228	2.96%
Robert A. Blatt(3) The CRC Group Larchmont Plaza 1890 Palmer Avenue, Suite 303 Larchmont, NY 10538	1,316,484	4.76%
James V. Stanton(4) Stanton & Associates 1310 19th Street, N.W. Washington, D.C. 20036	109,900	Less than 1%
William D. Fugazy, Jr.(4) 140 East 45th Street, Suite 4000 New York, New York 10017	111,700	Less than 1%
Donald J. Duffy ICR 24 Post Road East Westport, Conn. 06880	25,000	Less than 1%

Rose Mary Williams(5) State Route 2 Chester, West Virginia 26034	60,000	Less than 1%
Mary Jo Needham (6) 939 Riverside Avenue Wellsville, OH 43968	35,000	Less than 1%
John W. Bittner, Jr.(8) State Route 2 Chester, West Virginia 26034	25,000	Less than 1%
Roger Szepelak (7) 3227 Civic Center Drive North Las Vegas, Nevada 89030	52,500	Less than 1%
Total Officers and Directors as a Group (10 persons)(9)	6,572,529	21.69%

(1)
Includes 2,219,717 shares and options to acquire beneficial ownership of 1,800,000 shares within 60 days held by Mr. Arneault or his affiliates. Also includes 30,000 shares held in the name of Mr. Arneault's dependent son and 19,209 shares held by a partnership.

(2)
Includes 167,228 shares and options to acquire beneficial ownership of 650,000 shares within 60 days held by Mr. Ruben.

(3)
Includes 666,484 shares and options to acquire beneficial ownership of 650,000 shares exercisable within 60 days held by Mr. Blatt.

(4)
Includes 84,900 shares and options to acquire beneficial ownership of 25,000 shares exercisable within 60 days held by Mr. Stanton. Includes 86,700 shares and options to acquire beneficial ownership of 25,000 shares exercisable within 60 days held by Mr. Fugazy. Includes no shares and options to acquire beneficial ownership of 25,000 shares exercisable within 60 days held by Mr. Duffy. For each year of service on the Company's Board of Directors, Mr. Stanton, Mr. Fugazy and Mr. Duffy will each receive options to purchase 25,000 shares of common stock of the Company.

(5)
Includes no shares and options to acquire beneficial ownership of 60,000 shares within 60 days held by Ms. Williams.

(6)
Includes 35,000 shares.

(7)
Includes 2,500 shares and options to acquire beneficial ownership of 50,000 shares within 60 days held by Mr. Szepelak. For each year of service with the company during the three-year employment agreement, Mr. Szepelak will receive options to purchase 25,000 shares of common stock. Also based upon performance levels, Mr. Szepelak could receive an additional 25,000 shares of common stock per year. Such options will be exercisable for a term of five years from date of grant.

(8)
Includes no shares and options to acquire beneficial ownership of 25,000 shares within 60 days held by Mr. Bittner. For each year of service with the company during the three-year employment agreement, Mr. Bittner will receive options to purchase 25,000 shares of common stock.

(9)
Includes Messrs. Arneault, Blatt, Ruben, Stanton, Fugazy, Bittner and Szepelak, Ms. Williams and Ms. Needham.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In connection with the exercise of stock options and the payment of taxes incident to such exercises during 2001 and prior years, the Company's President and CEO, Edson Arneault, delivered to the Company full recourse promissory notes totaling approximately $2,242,000 in principal that remained outstanding at December 31, 2001. The notes were to mature variously in 2002 through 2004 and bore interest at annual rates ranging from 6% to 9% or 1% above the prime rate. Mr. Arneault repaid all of the notes, together with accrued interest, in full subsequent to December 31, 2001.

        Mr. Robert Ruben, an officer and member of the Company's board, is a member of the law firm Ruben & Aronson, LLP, which has performed legal services for the Company. The Company and Ruben & Aronson anticipate that the law firm will perform legal services for the Company in the future. During the fiscal year ended December 31, 2001, the Company paid Ruben & Aronson the sum of $1,222,000 for legal services. In connection with the exercise of stock options and payment of taxes incident to such exercises during 2001 and prior years, Mr. Ruben delivered to the company full recourse promissory notes totaling approximately $702,000. In August of 2001, Mr. Ruben repaid approximately $90,000 of principal and interest, leaving a principal balance of $612,000 outstanding at December 31, 2001. The notes were to mature variously in 2003 through 2004 and bore interest at 6% to 8% or 1% above the prime rate. Mr. Ruben repaid all of the notes, together with accrued interest, in full subsequent to December 31, 2001.

        Also in connection with the exercise of stock options and the payment of taxes incident to such exercises during 2001 and prior years, Mr. Robert Blatt delivered to the company full recourse promissory notes totaling approximately $665,854 in principal that remained outstanding at December 31, 2001. The notes mature variously in 2002 through 2004 and bear interest at an annual rate of 6% to 9% or 1% above the prime rate. Mr. Blatt has pledged the 175,000 shares purchased in connection with such exercises to secure repayment of the notes. Mr. Blatt repaid approximately $560,000 of principal and interest subsequent to December 31, 2001.

        Also in connection with the exercise of stock options during 2001, Mr. James Stanton, a director of the company, delivered to the company a full recourse promissory note for approximately $175,000. The note is due on or before April 2003 and bears interest at an annual rate of 8%. Mr. Stanton has pledged the 75,000 shares purchased in connection with such exercises to secure repayment of the note.

        Also in connection with the exercise of stock options during 2001, Mr. William Fugazy, Jr., a director of the company, delivered to the company a full recourse promissory note for approximately $175,000. The note was due on or before April 2003 and bore interest at an annual rate of 8%. Mr. Fugazy repaid the note, including accrued interest, in full in June 2001.

PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

(a)
Financial Statements (Included in Part II of this Report):

  REPORT OF INDEPENDENT AUDITORS

  Ernst & Young LLP (F-2)
  BDO Seidman, LLP (F-3)

  CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of December 31, 2001 and 2000 (F-4)

  Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2001 (F-5)

  Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2001 (F-6)

  Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2001 (F-7)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (F-8)

(b)
Financial Statements Schedules (Included in Part IV of this Report):

  Schedule II—Valuation Allowances of the years ended December 31, 2001, 2000, and 1999.

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(c)
Exhibits:

EXHIBIT NO.	ITEM TITLE
3.1	Restated Certificate of Incorporation for Winner's Entertainment, Inc. dated August, 17, 1993 (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1993)
3.2	Amended By Laws (incorporated by reference to the Company's report on Form 8-K filed February 20, 1998)
3.3
Certificate of Amendment of Restated Certificate of Incorporation of Winner's Entertainment, Inc. dated October 10, 1996 (incorporated by reference to the Company's report on Form 8-K filed November 1, 1996)
4.1	Excerpt from Common Stock Certificates (incorporated by reference to the Company's report on Form 10-K filed March 30, 2001)
10.1	Master Lease dated January 27, 2000 between Mountaineer Park, Inc. and PNC Leasing, LLC (incorporated by reference to the Company's Report on Form 8-K filed February 4, 2000)
10.2	Schedule No. 02248-002 to Master Lease (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2001)
10.3	Supplement to Schedule 00248-002 to Master Lease (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2001)
10.4	Schedule No. 00248-003 to Master Lease (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2001)
10.5	Supplement to Schedule No. 02248-003 to Master Lease (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2001)
10.6	Schedule No. 00248-004 to Master Lease (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2001)
10.7	Supplement to Schedule No. 02248-004 to Master Lease (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2001)

10.8	Consent of Guarantor with respect to Schedule No. 00248-003 (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2001)
10.9	Consent of Guarantor with respect to Schedule No. 00248-004 (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2001)
10.10
Promissory Note and Pledge Agreement dated April 3, 2001 made by Robert L. Ruben in favor of the Company (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2001). Pursuant to Instruction 2 to Item 601 of Regulation S-K, the Company has not attached substantially identical documents between the Company and Robert A. Blatt (principal amount $79,499.25 with respect to 75,000 shares), Edson R. Arneault (principal amount $200,988.50 with respect to 150,000 shares), James V. Stanton (principal amount $174,999.25 with respect to 75,000 shares) and William D. Fugazy, Jr. (principal amount $174,999.25 with respect to 75,000 shares).
10.11	Purchase Agreement and License between Mountaineer Park, Inc. and Casino Data Systems (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2001)
10.12	Promissory Note made by Mountaineer Park, Inc. in favor of Casino Data Systems (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2001)
10.13	MTR Gaming Group, Inc. 2001 Stock Incentive Plan, adopted May 1, 2001 (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2001)
10.14
Letter Agreement dated June 11, 2001 between MTR Gaming Group, Inc. and Donald J. Duffy concerning election to Board of Directors (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2001)
10.15
Agreement dated June 12, 2001 between Mountaineer Park, Inc. and Just-Mark Construction, Inc. (together with General Conditions of the Contract for Construction)(incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2001)
10.16	Change Order No. 1 to Just-Mark Agreement (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2001)
10.17
First Amendment, dated July 30, 2001, to Amended and Restated Credit Agreement by and between MTR Gaming Group, Inc., Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc., and Presque Isle Downs, Inc., as Borrowers, and Wells Fargo Bank, N.A., PNC Bank, N.A., National City Bank of Pennsylvania, N.A. and Bank of Scotland, as Lenders (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2001)
10.18
Second Restated Revolving Credit Note in the principle amount of $75,000.000 dated July 30, 2001 and made by Borrowers in favor of Lenders (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2001)
10.19	Amendment to Security Agreement dated July 30, 2001 (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2001)

10.20
First Amendment, dated July 30, 2001, to Amended and Restated Credit Agreement by and between MTR Gaming Group, Inc. Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc. and Presque Isle Downs, Inc., as Borrowers, and Wells Fargo Bank, N.A., PNC Bank, N.A., National City Bank of Pennsylvania, N.A. and Bank of Scotland, as Lenders (incorporated by reference to Exhibit 10.17 of the Company's report on Form 10-Q for the quarter ended June 30, 2001)
10.21
Second Restated Revolving Credit Note in the principal amount of $75,000,000 dated July 30, 2001 and made by Borrowers in favor of Lenders (incorporated by reference to Exhibit 10.18 of the Company's report on Form 10-Q for the quarter ended June 30, 2001)
10.22	Third Amendment to Security Agreement dated July 30, 2001 (incorporated by reference to Exhibit 10.19 of the Company's report on Form 10-Q for the quarter ended June 30, 2001)
10.23
Promissory Note in the amount of $364,999.50 and Pledge Agreement with respect to 50,000 shares dated September 19, 2001 made by Robert L. Ruben in favor of the Company (incorporated by reference to the Company's report on Form 10-Q for the quarter ended September 30, 2001). Pursuant to Instruction 2 to Item 601 of Regulation S-K, the Company has not attached substantially identical documents between the Company and Robert A. Blatt (principal amount $364,999.50 with respect to 50,000 shares), Edson R. Arneault (principal amount $729,999.00 with respect to 100,000 shares), and Mary Jo Needham (principal amount of $133,124.40 with respect to 60,000 shares)
10.24	Employment Agreement dated September 28, 2001 between the Company and Edson R. Arneault (incorporated by reference to the Company's report on Form 10-Q for the quarter ended September 30, 2001)
10.25
Second Amendment, dated October 16, 2001, to Amended and Restated Credit Agreement by and between MTR Gaming Group, Inc. Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc. and Presque Isle Downs, Inc., as Borrowers, and Wells Fargo Bank, N.A., PNC Bank, N.A., National City Bank of Pennsylvania, N.A. and Bank of Scotland, as Lenders (incorporated by reference to the Company's report on Form 10-Q for the quarter ended September 30, 2001)
16.1
Letter re change in certifying accountant (incorporated by reference to the Company's Report on Form 8-K filed February 4, 1999; Report on Form 8-K/A filed February 12, 1999; and Report on Form 8-K filed September 8, 2000)
21.1	Subsidiaries of the Registrant (filed herewith)
22.1	Report regarding matters submitted to vote of security holders (incorporated by reference to the Company's Proxy Statement on Schedule 14A filed July 18, 2001)
23.1	Consent of Ernst & Young LLP (filed herewith)
23.2	Consent of BDO Seidman LLP (filed herewith)
(d)
Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the fourth quarter of 2001 or thereafter.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MTR GAMING GROUP, INC.
	BY:	/S/ EDSON R. ARNEAULT Edson R. Arneault Chairman, President, and Chief Executive Officer
Date: April 1, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Capacity

/s/ EDSON R. ARNEAULT Edson R. Arneault	Chairman, President And Chief Executive Officer	April 1, 2002
/s/ ROBERT A. BLATT Robert A. Blatt	Director	April 1, 2002
/s/ ROBERT L. RUBEN Robert L. Ruben	Director	April 1, 2002
/s/ JAMES V. STANTON James V. Stanton	Director	April 1, 2002
/s/ WILLIAM D. FUGAZY, JR. William D. Fugazy, Jr.	Director	April 1, 2002
/s/ DONALD J. DUFFY Donald J. Duffy	Director	April 1, 2002
/s/ JOHN W. BITTNER, JR. John W. Bittner, Jr.	Chief Financial Officer	April 1, 2002

MTR GAMING GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B Balance at Beginning of Period	Column C Additions	Column D Deductions	Column E Balance at End of Period
Year ended December 31, 2001:
Allowance for doubtful accounts receivable	$37,000	$127,000	$104,000	$60,000
	$37,000	$127,000	$104,000	$60,000
Year ended December 31, 2000:
Allowance for doubtful accounts receivable	$41,000	—	$4,000	$37,000
	$41,000	—	4,000	$37,000
Year ended December 31, 1999:
Allowance for doubtful receivable	$138,000	—	$97,000	$41,000
Allowance for doubtful production note receivable	$2,500,000	—	$2,500,000	—
	$2,638,000		$2,597,000	$41,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.
CONTENTS

Report of Independent Auditors

Board of Directors
MTR Gaming Group, Inc.

        We have audited the accompanying consolidated balance sheets of MTR Gaming Group, Inc. and its subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 14(b) for the years ended December 31, 2001 and 2000. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MTR Gaming Group, Inc. and its subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001.

                      /s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
March 6, 2002

Report of Independent Certified Public Accountants

Board of Directors
MTR Gaming Group, Inc.

        We have audited the consolidated statements of operations, shareholders' equity, and cash flows of MTR Gaming Group, Inc. and its subsidiaries (the "Company") for the year ended December 31, 1999. Our audit also included the consolidated financial statement schedule listed in the index at Item 14(b) for the year ended December 31, 1999. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and cash flows of MTR Gaming Group, Inc. and its subsidiaries for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, as referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      BDO SEIDMAN, LLP

Costa Mesa, California
February 19, 2000

MTR Gaming Group, Inc.
Consolidated Balance Sheets

	December 31,
	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,914,000	$10,564,000
Restricted cash	724,000	505,000
Accounts receivable, net of allowance for doubtful accounts of $60,000 and $37,000 in 2001 and 2000, respectively	2,418,000	3,044,000
Accounts receivable — Lottery Commission	—	1,073,000
Inventories	1,649,000	1,083,000
Deferred financing costs	692,000	555,000
Prepaid taxes	1,218,000	2,410,000
Deferred income taxes	149,000	—
Other current assets	1,511,000	1,678,000

Total current assets	19,275,000	20,912,000
Property and equipment, net	137,533,000	90,501,000
Excess of cost of investments over net assets acquired, net of accumulated amortization of $2,282,000 and $2,030,000 in 2001 and 2000, respectively	1,492,000	1,744,000
Deferred income taxes	2,033,000	13,000
Deferred financing costs, net of current portion	1,744,000	1,860,000
Deposits and other	2,000,000	655,000

Total assets	$164,077,000	$115,685,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,142,000	$1,370,000
West Virginia State Lottery Commission payable	1,230,000	646,000
Accrued payroll and payroll taxes	1,788,000	1,227,000
Other accrued liabilities	2,384,000	1,755,000
Current portion of capital leases	5,094,000	3,269,000
Current portion of long-term and other debt	303,000	334,000

Total current liabilities	14,941,000	8,601,000
Long-term and other debt, less current portion	71,318,000	56,021,000
Capital lease obligations, less current portion	6,966,000	3,849,000
Long-term deferred compensation	269,000	—
Deferred income taxes	3,515,000	1,766,000

Total liabilities	97,009,000	70,237,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, $.00001 par value; 50,000,000 shares authorized; 26,780,508 and 22,176,001 shares issued and outstanding at December 31, 2001 and 2000, respectively	—	—
Common stock subscribed; 30,312 shares at December 31, 2001 and 2000	—	—
Paid-in capital	49,259,000	39,014,000
Shareholder receivable	(4,065,000)	(1,243,000)
Retained earnings	21,874,000	7,677,000

Total shareholders' equity	67,068,000	45,448,000

Total liabilities and shareholders' equity	$164,077,000	$115,685,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR Gaming Group, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2001	2000	1999
REVENUES:
Gaming	$191,901,000	$147,890,000	$95,952,000
Pari-mutuel commissions	7,618,000	5,331,000	4,504,000
Lodging, food and beverage	15,185,000	13,460,000	10,432,000
Other	3,663,000	3,387,000	2,533,000

Total revenues	218,367,000	170,068,000	113,421,000
COSTS OF REVENUES:
Cost of gaming	112,510,000	86,275,000	56,431,000
Cost of pari-mutuel commissions	6,443,000	5,904,000	5,300,000
Cost of lodging, food and beverage	15,129,000	13,612,000	9,441,000
Cost of other	4,983,000	3,562,000	2,425,000

Total costs of revenues	139,065,000	109,353,000	73,597,000

Gross profit	79,302,000	60,715,000	39,824,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Marketing and promotions	11,622,000	9,686,000	4,968,000
General and administrative	25,293,000	18,921,000	14,440,000
Depreciation and amortization	9,166,000	6,290,000	5,539,000

Total selling, general and administrative expenses	46,081,000	34,897,000	24,947,000
Asset impairment charge	5,500,000	—	—

Operating income	27,721,000	25,818,000	14,877,000
Interest income	250,000	262,000	335,000
Interest expense	(4,043,000)	(3,057,000)	(4,270,000)

Income from operations before income taxes, extraordinary item and cumulative effect of change in method of accounting	23,928,000	23,023,000	10,942,000
Provision for income taxes	(8,213,000)	(7,962,000)	(3,947,000)

Income before extraordinary item and cumulative effect of change in method of accounting	15,715,000	15,061,000	6,995,000
Extraordinary item:
Loss on debt extinguishment, net of tax benefit of $427,000		—	(756,000)
Cumulative effect of change in method of accounting for derivatives, net of tax benefit of $47,000	(92,000)	—	—

NET INCOME	$15,623,000	$15,061,000	$6,239,000

NET INCOME PER SHARE—BASIC:
Income before extraordinary item and cumulative effect of change in accounting method	$0.64	$0.69	$0.33
Extraordinary item	—	—	(0.03)
Cumulative effect of change in accounting method	—	—	—

NET INCOME PER SHARE	$0.64	$0.69	$0.30

NET INCOME PER SHARE—ASSUMING DILUTION:
Income before extraordinary item and cumulative effect of change in accounting method	$0.57	$0.59	$0.28
Extraordinary item	—	—	(0.03)
Cumulative effect of change in accounting method	—	—	—

NET INCOME PER SHARE	$0.57	$0.59	$0.25

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	24,366,343	21,839,426	21,029,073
Diluted	27,507,315	25,350,869	24,741,548

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR Gaming Group, Inc.
Consolidated Statements of Shareholders' Equity

	Common Stock		Shares of Common Stock Subscribed		Receivable from Exercise of Stock Options
				Additional Paid-In Capital		Retained Earnings
	Shares	Amount					Total
Balances, December 31, 1998	20,866,163	$—	30,312	$36,178,000	$(461,000)	$(12,527,000)	$23,190,000
Shares issued from exercise of stock options	431,079	—	—	344,000	4,000	—	348,000
Value recorded in connection with options issued to nonemployees	—	—	—	40,000	—	—	40,000
Cancellation of price guarantees through cash payment	—	—	—	(108,000)	—	—	(108,000)
Net income	—	—	—	—	—	6,239,000	6,239,000

Balances, December 31, 1999	21,297,242	—	30,312	36,454,000	(457,000)	(6,288,000)	29,709,000
Shares issued from exercise of stock options, including related tax benefits	803,259	—	—	1,616,000	(786,000)	—	830,000
Shares issued from exercise of warrants	300,000	—	—	1,200,000	—	—	1,200,000
Purchase of common stock	(224,500)	—	—	(256,000)	—	(1,096,000)	(1,352,000)
Net income	—	—	—	—	—	15,061,000	15,061,000

Balances, December 31, 2000	22,176,001	—	30,312	39,014,000	(1,243,000)	7,677,000	45,448,000
Shares issued from exercise of stock options, including related tax benefits	1,570,000	—	—	6,986,000	(2,822,000)	—	4,164,000
Shares issued from exercise of warrants	3,225,607	—	—	3,478,000	—	—	3,478,000
Purchase of common stock	(191,100)	—	—	(219,000)	—	(1,426,000)	(1,645,000)
Net income	—	—	—	—	—	15,623,000	15,623,000

Balances, December 31, 2001	26,780,508	$—	30,312	$49,259,000	$(4,065,000)	$21,874,000	$67,068,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR Gaming Group, Inc.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$15,623,000	$15,061,000	$6,239,000
Adjustments to reconcile net income to net cash provided by net operating activities:
Depreciation and amortization	9,166,000	6,290,000	5,048,000
Asset impairment charge	5,500,000	—	—
Extraordinary loss on debt extinguishment	—	—	756,000
Cumulative effect of change in method of accounting	92,000	—	—
Net change in allowance for doubtful accounts	23,000	(4,000)	(97,000)
Common stock and options issued for services rendered and amortization of interest	—	—	502,000
Tax benefit from exercise of stock options	2,778,000	1,135,000	—
Deferred income taxes	(120,000)	2,562,000	3,678,000
Increase in deferred compensation	269,000	—	—
Change in operating assets and liabilities — operating activities:
Prepaid taxes	1,192,000	(1,891,000)	(519,000)
Other current assets	852,000	(4,273,000)	(439,000)
Accounts payable	2,772,000	(83,000)	829,000
Accrued liabilities	1,521,000	1,882,000	685,000

Net cash provided by operating activities	39,668,000	20,679,000	16,682,000
Cash flows from investing activities:
Restricted cash	(219,000)	386,000	(652,000)
Deposits and other assets	(1,512,000)	(158,000)	(118,000)
Capital expenditures, including acquisitions	(52,080,000)	(38,469,000)	(15,456,000)

Net cash used in investing activities	(53,811,000)	(38,241,000)	(16,226,000)
Cash flows from financing activities:
Payments on long-term debt	—	(1,595,000)	(33,757,000)
Proceeds from the issuance of long-term debt	15,628,000	26,351,000	30,000,000
Proceeds from issuance of other debt	—	3,056,000	3,832,000
Payments on short-term notes and other debt	(362,000)	(2,792,000)	(647,000)
Principal payments on capital leases	(3,340,000)	(2,408,000)	(597,000)
Finance cost paid	(652,000)	(1,409,000)	(1,221,000)
Purchase and retirement of treasury stock	(1,645,000)	(1,352,000)	—
Payments in connection with redeemable common stock	—	—	(108,000)
Proceeds from issuance of common stock through exercise of stock options, warrants, and repayment of shareholder notes	4,864,000	895,000	348,000

Net cash provided by (used in) financing activities	14,493,000	20,746,000	(2,150,000)

Net increase (decrease) in cash and cash equivalents	350,000	3,184,000	(1,694,000)
Cash and cash equivalents, beginning of year	10,564,000	7,380,000	9,074,000

Cash and cash equivalents, end of year	$10,914,000	$10,564,000	$7,380,000

Cash paid during the year for:
Interest	$4,154,000	$2,756,000	$3,808,000
Income taxes	$5,200,000	$6,200,000	$788,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR Gaming Group, Inc.
Notes to Consolidated Financial Statements

1.    GENERAL

        MTR Gaming Group, Inc. (Company), a Delaware corporation, owns and operates gaming and hotel properties in West Virginia and Nevada.

        The Company acquired Mountaineer Park, Inc. in December of 1992 and has since operated the Mountaineer Racetrack & Gaming Resort (Mountaineer Park or the Resort) in West Virginia's northern "panhandle," approximately twenty-five miles from the Pittsburgh International Airport. The Resort complex offers video lottery gaming areas, a thoroughbred horse racetrack, pari-mutuel wagering (which includes exporting of simulcasting signals to other race tracks and off-track wagering on horse and greyhound races simulcast from other tracks), a 101-room lodge, swimming, dining and lounge facilities. In 2000, Mountaineer Park also opened the Harvey E. Arneault entertainment center. Mountaineer Park also owns the Woodview Golf Course, which is located approximately seven miles from the Resort. In 2001, Mountaineer Park opened a spa facility, The Spa and Fitness Center at Mountaineer, and a Convention Center as part of the Resort complex. In 2002 Mountaineer Park will be opening a 260-room hotel.

        The Company also operates through wholly owned subsidiaries, two gaming/hotel properties in Nevada: "Ramada Inn and Speedway Casino," in North Las Vegas and the "Ramada Inn and Speakeasy Casino," in Reno.

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

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management believes that the estimates are reasonable.

Fair Value of Financial Instruments

        The fair value of financial instruments approximated their carrying values at December 31, 2001. The financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, long-term and other debt, and an interest rate cap agreement.

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

Derivatives

        On January 1, 2001, the Company adopted Financial Accounting Standards Board Statement (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in Other Comprehensive Income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. As discussed in Note 6, the terms of the Company's financing required the Company to enter into an interest rate cap agreement, which expires on December 31, 2003, to manage interest rate risk and to lower its cost of borrowing. This contract falls within the scope of SFAS No. 133. The adoption of SFAS No. 133 on January 1, 2001 resulted in a pretax loss of $139,000 ($92,000 loss net of taxes) from the cumulative effect of this accounting change being charged to earnings. The effect of adoption of the new accounting pronouncement was not material to the Company's results of operations or financial position for 2001.

        Prior to the adoption of SFAS No. 133, the cost of this interest rate hedge product was being amortized over the term of the Cap Agreement and included with interest expense.

Licensing Costs

        The costs associated with obtaining various gaming and racing licenses are deferred and amortized over the license period.

Deferred Financing Costs

        Deferred financing costs are amortized over the terms of the related debt and are reflected as interest expense in the accompanying consolidated statement of operations. Amortization expense amounted to $631,000, $215,000 and $462,000 for the years ended December 31, 2001, 2000, and 1999, respectively. During the year ended December 31, 1999, the Company wrote off the remaining deferred financing costs in connection with debt that had been refinanced in 1999 (see Note 6), which is included as an extraordinary loss on extinguishment of debt in the accompanying consolidated statement of operations.

Property and Equipment

        Property and equipment is stated at cost, less accumulated depreciation. Major betterments are capitalized while routine repairs and maintenance are charged to expense when incurred. The Company capitalizes direct materials and labor, and allocates interest during construction periods. Depreciation, which includes amortization of assets under capital leases, is computed using the straight-line method over the following estimated useful lives:

Buildings	20 to 40
Furniture and fixtures	5 to 7
Equipment and automobiles	3 to 15

        Interest is capitalized to construction in progress based on the product resulting from applying the Company's cost of borrowing rate to qualifying assets. Interest capitalized in 2001, 2000, and 1999 was $988,000, $1,308,000, and $444,000, respectively.

        During July 2001, the Company closed a dining room and discontinued gaming operations at the Speakeasy-Reno due to poor financial performance. The hotel and other dining areas remain in operation. At December 31, 2001, the Company further evaluated the financial performance and the ongoing value of the property and equipment at the Speakeasy-Reno location. Based upon this evaluation, the Company determined that the assets were impaired and wrote them down by $5.5 million to their estimated fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121). In applying these provisions, management considered recent sales, property listings and its estimate of future cash flow related to this location.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt FAS 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact.

Excess of Cost of Investments Over Net Assets Acquired

        The excess of cost of investments over net assets acquired (goodwill) is amortized on a straight-line basis over the expected periods to be benefited, which is over an expected fifteen-year life. Amortization expense included in the accompanying consolidated statements of operations was $252,000 for each of the years ended December 31, 2001, 2000, and 1999. The Company evaluates impairment whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. Management of the Company assesses the recoverability of the goodwill by determining whether the amortization over the remaining expected life can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value (projected discounted cash flows) and is charged to operations in the period in which such impairment is determined by management. To date, management has not identified any impairment.

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

Revenue Recognition

        Revenues from video lottery represent the net win earned on video slot, poker, keno or blackjack wagers. Net win is the difference between wagers placed and winning payouts to patrons, and is recorded at the time wagers are made. As discussed in Note 11, the West Virginia Lottery Statute governs the distribution of net win at Mountaineer Park. Mountaineer Park receives 47% of the net win until such time as an annual predetermined net win threshold based upon West Virginia's fiscal year of July 1–June 30 is achieved. At that time an additional 10% surcharge is deducted and the net win percentage to be received by the Company is reduced to 42%. This reduction in the net win percentage is reflected by the Company in revenues during the period in which the net win exceeds the predetermined threshold.

        The Company recognizes revenues from pari-mutuel commissions earned from thoroughbred racing, and importing of simulcast signals from other race tracks at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by the West Virginia State Racing Commission (the Racing Commission). Such revenues are shown net of the taxes assessed by state and local agencies, as well as purses and contract amounts paid to the Horsemen's Benevolent Protection Association (the HBPA), the exclusive authorized bargaining representative for all thoroughbred horse owners who participate in live races at Mountaineer Park. The Company recognizes revenues from fees earned through the exporting of simulcast signals to other race tracks at the time wagers are made. Such fees are based upon a predetermined percentage of handle as contracted with the other race tracks.

        Revenues from food and beverage are recognized at the time of sale and revenues from lodging are recognized on the date of stay.

        Other revenues consist primarily of fees earned from activities ancillary to the Company's racing and gaming activities such as the spa facility, golf course and entertainment center. Such revenues are recorded at the time services are rendered or sales are made.

Promotional Allowances

        Revenue does not include the retail amount of rooms, food, and beverage provided gratuitously to customers, which was $2,900,000 and $1,925,000 in 2001 and 2000, respectively. There were no significant promotional allowances in 1999.

Frequent Players Program

        The Company offers a program whereby participants can accumulate points for casino wagering that can currently be redeemed for tokens, lodging, food and beverages and merchandise. A liability is recorded for the estimate of unredeemed points based upon the Company's redemption history. This liability can be impacted by changes in the program, increases in membership and changes in the redemption patterns of the participants.

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

Advertising

        Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 was $11,622,000, $9,686,000 and $4,968,000, respectively, net of advertising grants received from the State of West Virginia of $852,000, $637,000 and $196,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

	Year ended December 31
	2001	2000	1999
Income before extraordinary item and cumulative effect of change in accounting method	$15,715,000	$15,061,000	$6,995,000
Extraordinary item	—	—	(756,000)
Cumulative effect of change in accounting method	(92,000)	—	—

Net income available to common shareholders	$15,623,000	$15,061,000	$6,239,000

Denominator:
Weighted average shares outstanding	24,366,343	21,839,426	21,029,073
Effect of dilutive securities-warrants and options	3,140,972	3,511,443	3,712,475

Diluted shares outstanding	27,507,315	25,350,869	24,741,548

Basic net income per common share:
Income before extraordinary item and cumulative effect of change in accounting method	$0.64	$0.69	$ 0.33
Extraordinary item	—	—	(0.03)
Cumulative effect of change in accounting method	—	—	—

Basic net income per common share	$0.64	$0.69	$ 0.30

Diluted net income per common share:
Income before extraordinary item and cumulative effect of change in accounting method	$0.57	$0.59	$ 0.28
Extraordinary item	—	—	(0.03)
Cumulative effect of change in accounting method	—	—	—

Diluted net income per common share	$0.57	$0.59	$0.25

        The dilutive EPS calculations do not include 5,000, 235,000 and 360,000 of potential dilutive securities for the years ended December 31, 2001, 2000 and 1999, respectively, because they were antidilutive.

Reclassifications

        Certain reclassifications have been made to the 2000 and 1999 consolidated financial statement presentation to conform to the current presentation.

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

        Pursuant to the Lottery Act, West Virginia horse racetracks licensed prior to January 1, 1994 and which conduct a minimum number of days of live racing, may apply for an annual license to operate video slots at its racetrack. The Lottery Act likewise requires that the operator of Mountaineer Park be subject to a written agreement with the horse owners, breeders and trainers who race horses at that facility in order to conduct video slot operations. The Company is party to the requisite agreement with the HBPA, which expires on January 1, 2004. The Lottery Act also requires that the operator of Mountaineer Park be subject to a written agreement with the pari-mutuel clerks in order to operate video slots. The Company is party to the requisite agreement with its pari-mutuel clerks which expires on November 30, 2002. The absence of an agreement with the HBPA or the pari-mutuel clerks at Mountaineer Park, or the termination or nonrenewal of such agreements, would have a material adverse effect on the Company's business, financial condition and results of operations. The Lottery

Commission has broad powers to approve and monitor all operations of the video lottery terminals, the specification of the terminals and the interface between the terminals and the West Virginia Central Lottery System. In addition, the Lottery Commission licenses all persons who control the licensed entity or are key personnel of the video lottery operation to ensure their integrity and absence of any criminal involvement.

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

Nevada Gaming Regulation

        On October 18, 2001, the Nevada Gaming Commission (i) renewed for a period of two years the Company's license to operate nonrestricted casino gaming at Speakeasy-LasVegas; and (ii) granted the application of Mountaineer Park, Inc. to participate in revenues from the export of its racing signal into Nevada. The Company has elected not to pursue renewal for a two-year period of the license to operate nonrestricted casino gaming at its Speakeasy-Reno location.

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

Pennsylvania Racing Regulation

        The Company has applied to the Pennsylvania State Horse Racing commission for a license to conduct a thoroughbred horse racetrack with pari-mutuel wagering. The State Horse Racing Commission has the power to supervise all thoroughbred horserace meetings at which pari-mutuel wagering is conducted.

        In the event the license is not obtained, certain deferred costs aggregating approximately $1,000,000 consisting of land acquisition and other costs related to obtaining the license will have to be evaluated for recoverability and impairment.

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

Competition

        The Company faces substantial competition in each of the markets in which its gaming facilities are located. Some of the competitors have significantly greater name recognition and financial and marketing resources than the Company. Such competition results, in part, from the geographic concentration of competitors. All of the Company's gaming operations primarily compete with other gaming operations in their geographic areas. New expansion and development activity is occurring in each of the relevant markets, which may be expected to intensify competitive pressures. All of the Company's gaming operations also compete to a lesser extent with operations in other locations, including Native American lands, riverboats and cruise ships, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, on- and off-track wagering, high-stakes bingo and card parlors. Several states have considered legalized casino gaming and others may in the future. Legalization of large-scale, unlimited casino gaming in or near any major metropolitan area or increased gaming in other areas could have a material adverse effect on the business of any or all of the Company's gaming facilities. In March 2000, California voters passed a proposition to permit Indian tribes to conduct and operate slot machine, lottery games and banked and percentage card games on Indian lands. The Nevada properties, principally Reno, have been and could be further adversely impacted as a result of this increased competition. As further discussed in Note 2, the Company closed its casino at the Speakeasy-Reno.

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

Acquisition of Land

        During 2001, the Company acquired, in connection with its expansion plans, various parcels of real property in West Virginia aggregating approximately 267 acres for approximately $2,561,000. The Company also purchased subsequent to December 31, 2001 approximately 121 acres for approximately $933,000 and has an additional 574 acres under contract for which purchase prices aggregate approximately $4,083,000.

        During 2001, the Company also entered into agreements for options to purchase certain parcels of real property in Erie, Pennsylvania in connection with the Company's plan (subject to obtaining a license) to construct and operate a thoroughbred racetrack. The Company paid $155,000 for these options during 2001. During 2002, the Company anticipates that it will expend between $5 million and $6.5 million for the purchase of real property in Erie.

        During 2000, the Company acquired three parcels of real property located adjacent to and for purposes of augmenting the grounds of the Woodview Golf Course for the sum of $233,000.

5.    PROPERTY AND EQUIPMENT

        At December 31, property and equipment consist of the following:

	2001	2000
Land	$7,385,000	$5,392,000
Building and improvements	93,008,000	59,151,000
Equipment (Note 7)	42,298,000	25,646,000
Furniture and fixtures	13,669,000	11,342,000
Construction in progress	15,028,000	9,350,000

	171,388,000	110,881,000
Less accumulated depreciation	(33,855,000)	(20,380,000)

	$137,533,000	$90,501,000

        Depreciation expense charged to operations related to property and equipment during the years ended December 31, 2001, 2000 and 1999 was $8,115,000, $5,651,000 and $4,796,000, respectively.

6.    LONG-TERM DEBT AND CAPITAL LEASES

        Long-term debt at December 31 is summarized as follows:

	2001	2000
Credit agreement	$70,624,000	$55,024,000
Promissory note	603,000	603,000
Term debt	109,000	127,000
Other notes payable	285,000	601,000

	71,621,000	56,355,000
Less current portion	(303,000)	(334,000)

Long-term portion	$71,318,000	$56,021,000

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

        The Credit Agreement increased the original credit line to $60 million and provides for a $60 million balloon payment at the end of a five-year term. The Company may elect on each draw either an interest rate based upon the higher of the Prime Rate or Federal Funds Rate, plus a margin of 0.25% to 1.25% depending upon the Company's leverage ratio (Base Rate Loan) or the London

Interbank Offered Rate (LIBOR) plus a margin of 1.5% to 2.5%, depending on the Company's leverage ratio (LIBOR loan). Each LIBOR loan must be at least five million dollars (with minimum increments of one million dollars) and no more than five LIBOR loans can be outstanding at any one time. Interest on each Base Rate Loan is due monthly. For each LIBOR loan, the Company elects an interest period of either 1, 2, 3, or 6 months.

        On August 3, 2001, the Company amended the Credit Agreement (First Amendment) to increase the line from $60 million to $75 million; and to provide the option to further increase the aggregate commitment by up to an additional $10 million to a total of $85 million subject to additional funding commitments and other conditions as provided in the amendment. This amendment also increased the amount permitted for the repurchase of the Company's common stock from $3 million to $10 million, provided that the Company's twelve-month trailing EBITDA first reaches $50 million.

        On October 16, 2001, the Company further amended the Credit Agreement (the Second Amendment) to increase the amount permitted for the repurchase of the Company's common stock from $3 million to $8 million, provided that the Company's twelve-month trailing EBITDA first reaches $40 million. Pursuant to the First Amendment when the twelve-month trailing EBITDA reaches $50 million, the amount permitted for stock repurchases will increase to $10 million.

        At December 31, 2001, the Company had $7,624,000 of Base Rate Loans and $63,000,000 of LIBOR loans outstanding with interest rates ranging from 4.187% to 5.75%. At December 31, 2000, the Company had $24,000 of Base Rate Loans and $55,000,000 of LIBOR loans outstanding with interest rates ranging from 8.875% to 9.0625%. Amounts prepaid over and above such reductions can be reborrowed, subject to a commitment fee ranging from 0.375% to 0.50% depending upon the leverage ratio.

        The Credit Agreement allows for interest-only payments through the first quarter of 2003 at which time the loan balance is to be amortized to $60 million over the remainder of the term expiring 2005, at which point the entire balance becomes due and payable.

        The Credit Agreement evidencing the loan contains customary affirmative and negative covenants and events of default, as defined. Under the Credit Agreement, the Company will also spend between a minimum 1% and a maximum 6% of gross revenues derived from the previous fiscal year on maintenance of the Company's properties. Substantially all of the Company's assets and those of its operating subsidiaries, including the stock of the operating subsidiaries, are pledged as security for repayment of the loans made under the Credit Agreement.

        In October 2000, as required by the Credit Agreement, the Company entered into an Interest Rate Cap Agreement with Wells Fargo at a cost of $214,750. The agreement caps the Company's interest rate under the Credit Agreement at 7.5% (plus the applicable margin) with respect to $30 million of principal (see Note 2).

Other Notes Payable

        In November 1998, Mountaineer Park entered into an agreement to purchase 200 video lottery terminals, at which time the 200 previously leased terminals were returned to the lessor without penalty. Under the terms of the agreement, Mountaineer Park was required to make 24 monthly payments of $56,208 through October 2000. The remaining balance on this agreement was repaid during 2000.

        In December 1999, Mountaineer Park obtained an unsecured loan in the amount of $2,792,000. The loan was due January 31, 2000 and bore interest at 9.5%. On January 27, 2000, this unsecured loan became part of a newly established leasing line of credit, which is discussed in the Capital Leases section below.

        In January 1999, in connection with the acquisition of an 18-hole golf course, the Company issued a promissory note for $603,000, bearing interest at 8% per annum due monthly, principal due January 20, 2004, which is secured by the property. Additionally, the Company assumed approximately $158,000 of term debt. The term debt, with interest at 10%, is being repaid with monthly principal and interest payments of $2,466 through August 2006. As of December 31, 2001 and 2000, there was $109,000 and $127,000, respectively, outstanding under the promissory note and term debt.

Capital Leases

        On January 27, 2000, Mountaineer Park entered into a three-year senior line of credit for the principal amount of up to $8 million with PNC Leasing, LLC (PNC), a subsidiary of PNC Bank, National Association (the PNC Financing), effective January 31, 2000. In February 2001 this line of credit was increased to $12 million. The proceeds of this line of credit are to be used to lease equipment for video lottery operations at the Mountaineer Racetrack Gaming Resort in West Virginia. The initial draw at closing was $2,792,000 and has been applied to the sale/leaseback of 400 video lottery machines previously purchased by Mountaineer Park with an unsecured loan in December 1999. The interest rate for the PNC Financing will be fixed at the time of each draw, and is tied to the prime rate at the Federal Reserve Bank of Cleveland on that day, plus a margin of 1%. The interest rate for the $2,792,000 drawn at closing was 9.969%. In September 2000, Mountaineer Park drew an additional $3,248,000 at an interest rate of 9.348% to lease 332 video lottery machines, other gaming equipment related software and golf equipment. During 2001, Mountaineer Park drew an additional $4,517,000 at interest rates of 5.59% to 7.453% to lease 400 video lottery machines. At December 31, 2001 and 2000, the balance outstanding on the line of credit was $7,007,000 and $4,849,000, respectively. An additional $851,000 relating to the balance of amounts payable for costs incurred in connection with the gaming equipment and related software (which has been designated for financing under the PNC financing and that will be drawn in 2002) has been included in capital lease obligations.

        On November 12, 2001, Mountaineer Park entered into a master lease agreement with National City Leasing Corporation (National City Master Lease). In November and December 2001, lease agreements were entered into pursuant to the master lease agreement to finance the acquisition of 279 video lottery machines for $2,838,176. An additional lease agreement was subsequently entered into in January 2002 for 121 video lottery machines for $1,118,278. The lease agreements have terms of three years with interest rates ranging from 5.817% to 5.892%. At December 31, 2001, the balance outstanding under the National City Master Lease was $2,724,000.

        The indebtedness under the PNC Financing and the National City Master Lease is secured by the equipment leased with the proceeds of the financing and is guaranteed by the Company. These financing arrangements have been approved by the West Virginia Lottery Commission and are permitted by a carve-out for equipment financing in the Company's existing financing arrangements with its senior secured lender, Wells Fargo Bank, National Association. The master lease and related leasing documents evidencing the PNC Financing and the National City Master Lease contain customary affirmative and negative covenants, events of default and other ordinary leasing provisions.

        During 2000, the Company entered into capital lease arrangements with PDS Financial Corporation—Nevada (PDS) to finance the acquisition of 248 video lottery terminals at its Nevada properties for $1,414,000. The capital lease arrangements were pursuant to master lease arrangements the Company had entered into with PDS with interest rates ranging from 9% to 9.99% on current year leases. During 2001, the PDS master lease agreement was refinanced with PNC. The leases have terms of two to three years with interest rates ranging from 6.609% to 6.966%. At December 31, 2001, there was $1,149,000 outstanding under this lease agreement.

        Property, plant and equipment at December 31, 2001 and 2000 include the following amounts for capitalized leases:

	2001	2000
Equipment	$16,711,000	$10,438,000
Less allowance for depreciation	(2,169,000)	(1,225,000)

	$14,542,000	$9,213,000

        The consolidated statements of cash flows for the years ended December 31, 2001 and 2000 exclude capital lease noncash transactions of $8,282,000 and $4,927,000, respectively.

Annual Commitments

        Future annual principal payments under all debt and capital lease agreements as of December 31, 2001 are as follows:

	Long-Term Debt	Capital Leases
2002	$303,000	$5,661,000
2003	4,271,000	4,316,000
2004	4,877,000	2,477,000
2005	62,150,000	637,000
2006	20,000	4,000
Thereafter	—	—

Total long-term debt/minimum lease payments	$71,621,000	13,095,000

Less amount representing interest		1,035,000

Present value of future minimum lease payments		12,060,000
Less current maturities of capital lease obligations		5,094,000

Capital lease obligations		$6,966,000

7.    COMMITMENTS AND CONTINGENCIES

Mountaineer Bond Requirements

        Mountaineer Park is required to maintain bonds in the aggregate amount of $565,000 as of December 31, 2001, for the benefit of the Lottery Commission through June 30, 2002. The bonding requirements have been satisfied via the issuance of surety bonds and certificates of deposit securing letters of credit, each of which is collateralized by certain bank deposits.

Video Lottery Software

        The Company and other West Virginia race tracks have contracted with a vendor to replace the central communication package that allows communication between the video lottery terminals on site and the Lottery Commission's system in Charleston, West Virginia with an upgraded system that includes other enhancements of the video lottery program. The Lottery Commission approved the contract on June 25, 1999. Installation of the system was completed in 2002. The upgrade cost Mountaineer Park approximately $1.8 million of which approximately $1,329,000 has been incurred as of December 31, 2001. Upon completion in 2002, the remaining $458,000 will be paid.

Operating Leases

        The Company leases various equipment, including its Totalisator System, video lottery terminals, timing and photofinish equipment, and its videotape and closed circuit television equipment under operating leases. For the years ended December 31, 2001, 2000, and 1999, total rental expense under these leases was approximately $2,262,000, $2,200,000, and $3,164,000, respectively.

Future Minimum Lease Payments

        Future annual minimum payments under all material operating leases as of December 31, 2001 are as follows:

Years ending December 31,
2002	$1,709,000
2003	929,000
2004	608,000
2005	432,000
2006	—

Litigation

        The Company is party to various lawsuits which have arisen in the normal course of its business. The liability, if any, arising from unfavorable outcomes of lawsuits is presently unknown.

Pension Plan

        Mountaineer Park has a qualified defined contribution plan covering substantially all of its employees (the "Plan"). The Plan was ratified retroactively on March 18, 1994 by the legislature of the State of West Virginia. The Plan contributions are based on .25% of the race track and simulcast wagering handles, and approximately 0.5% of the net revenues of video lottery activities beginning March 18, 1994. Contributions to the Plan for the years 2001, 2000, and 1999 were $899,000, $700,000 and $474,000, respectively.

Undeveloped Land

        On June 22, 1999, Mountaineer Park entered into agreements to purchase for $583,000 approximately 317.89 acres of real property (including two buildings) previously subject to an October 7, 1997 option and located adjacent to its Hancock County, West Virginia operation. Mountaineer Park previously paid $100,000 for an irrevocable option to acquire the land. Subject to resolution of certain title issues, Mountaineer Park intends to close the purchases, which call for payment to be made in the form of a $200,000 cash payment at closing and a $383,000 term note bearing interest at 9% payable over five years.

        On December 11, 2001 Mountaineer Park entered into an agreement to purchase 256 acres of real property in Hancock County, West Virginia near Mountaineer Park. The purchase is expected to close in July 2002 with a payment of $3,500,000, subject to completion of engineering, environmental and title studies.

Construction Contract

        On June 12, 2001, Mountaineer Park, Inc. entered an agreement with Just-Mark Construction, Inc. for the construction of a 260-room hotel. The agreement, as amended, calls for Mountaineer Park, Inc., to pay Just-Mark Construction, Inc. a total of $27.5 million upon substantial completion of the work specified in the agreement. The agreement likewise calls for progress payments as and when the project architect certifies that certain benchmarks have been met. Further, the agreement calls for liquidated damages payable to Mountaineer Park in the amount of $1,000 per day (if the project is not substantially completed by March 15, 2002) and $25,000 per day (if the project is not substantially completed by April 15, 2002). Just-Mark Construction, Inc. has supplied a surety bond to secure its performance and completion of the work.

Officer Employment Agreement and Deferred Compensation Agreement

        On September 28, 2001, the Company entered into a new five-year employment agreement with its President and Chief Executive Officer (the Officer), Edson R. Arneault. The new employment agreement, which is effective as of January 1, 2001 and replaces an agreement entered into in February of 1999, provides for, among other things, an annual base salary of $750,000, semiannual cash awards, an annual performance bonus tied to EBITDA growth, and a long-term incentive bonus, subject to a cap, payable at the end of the five-year term based upon growth compared to fiscal year 2000 in a variety of objective measurements, including earnings per share, the market price of the Company's common stock, EBITDA and gross revenue. Other factors affecting the long-term bonus are acquisitions of other racetracks and pari-mutuel facilities, acquisition of gaming operations that generate positive EBITDA in the Company's first full year of operation, and successful legislative initiatives.

        The agreement provides that the Officer shall be entitled, at the Company's expense, to lease living and/or office quarters for himself and the Company in any state or jurisdiction in which the Company is currently doing business or commences substantial business operations. The expense incurred for living and/or office quarters shall be reasonable and shall be paid directly by the Company, or at the Officer's election, reimbursed by the Company. The Company may elect to purchase such living or office quarters.

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

        The February 1999 employment agreement with the Officer was to be for a term of five (5) years ending January 31, 2004, called for an annual base salary of $450,000 (subject to automatic annual cost of living increases of 5%), semiannual cash bonuses of $50,000, and a performance bonus for each year equal to 1% of the gross operating revenue increase over 1998 operating revenue (provided, however, that EBITDA, as defined, exceeds 1998 EBITDA). In April 2000, in order to make the agreement at least coextensive with the Company's long-term debt facility (which requires a key-man life insurance policy on the Officer's life), this employment agreement was amended to extend the term of the agreement through December 31, 2004. The amendment also provided for a performance bonus for calendar year 2004 equal to 1% of the gross operating revenue increase over 1999 operating revenue. In March of 2001, the Company's president irrevocably waived the performance bonus of $875,000 that would have been due under the employment agreement in exchange for $250,000 and the Company's promise to negotiate in good faith to conclude a new employment agreement during 2001.

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

Other Employment Agreements and Deferred Compensation Agreements

        The Company entered into various other employment agreements during 2001, 2000 and 1999 with other employees. The Company also entered into two additional deferred compensation agreements dated June 1999 whereby the Company has purchased life insurance policies on these two employees' lives (aggregate face amount of $1,400,000 and aggregate annual premiums of $75,000). The owner of the policies is the Company. The employees will also be entitled, after the Company recoups the aggregate premiums paid, to an annual benefit, as defined, upon retirement, death or termination out of the cash value of the insurance policies.

Director Agreements

        The Company's non-employee directors receive an annual stipend of $12,000, a per meeting fee of $1,500, and an award of options to purchase 25,000 shares of the Company's common stock. Directors who are employees of the Company do not receive compensation for attendance at Board meetings. All board members are reimbursed for expenses they incur in attending meetings.

8.    RELATED PARTY TRANSACTIONS

        One of the Company's officers, who is also a director and a shareholder, is a member of the Company's outside legal firm. The Company paid legal fees to that law firm during 2001, 2000 and 1999 totaling approximately $1,222,000, $771,000 and $592,000, respectively.

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

Common Stock

        During 2001 and 2000, the Company repurchased and retired 191,100 and 224,500 shares of its common stock in the open market for $1,645,000 and $1,352,000, respectively, pursuant to its approved $8 million stock repurchase program (as amended in 2001).

        Stock options granted under the Company's 2001 Stock Incentive Plans and predecessor plans (Incentive Plans) have been and may be granted at not less than market prices on the dates of grant. Options granted under the Incentive Plans have a maximum term of ten years. Stock options granted under the Incentive Plans vest immediately. As of December 31, 2001, approximately 4,963,000 shares of common stock were reserved for future awards under the Incentive Plans.

        During 2001 and 2000, in connection with the exercise of nonqualified stock options, certain officers and directors, delivered to the Company promissory notes aggregating $2,934,000 and $619,000, respectively. The promissory notes are full recourse obligations, bear interest at 6 to 9% or 1% above the prime rate on the date of the note (6-8%), and are due and payable approximately at the end of a two- to three-year term. The notes are secured by shares of common stock (710,000 in the aggregate) underlying the options. Approximately $3.6 million of the outstanding amounts was repaid subsequent to December 31, 2001.

        The consolidated statements of cash flows for the years ended December 31, 2001 and 2000 exclude stockholder receivables for the issuance of common stock noncash transactions of $2,934,000 and $619,000, respectively.

        During each of the years in the three-year period ended December 31, 2001, stock option and warrant activity is as follows:

	Number of Shares	Exercise Price Range Per Share		Weighted Average Exercise Price
Balance, December 31, 1998	7,555,867	$0.01 – 4.88		$1.60
Granted	1,485,000	2.00 – 4.00		2.40
Canceled	(300,000)	4.00		4.00
Exercised	(490,260)	0.56 – 1.06		1.05

Balance, December 31, 1999	8,250,607	$0.01 – 4.88	(1)	$1.69
Granted	1,540,000	2.50 – 6.25		2.91
Canceled	(315,000)	2.50		2.50
Exercised	(1,150,000)	0.56 – 4.00		1.63
Expired	(15,000)	4.00		4.00

Balance, December 31, 2000	8,310,607	$0.01 – 6.25	(1)	$1.82
Granted	615,000	7.30 – 13.60		7.70
Canceled	(110,000)	1.34 – 2.50		2.17
Exercised	(4,795,607)	.80 – 7.30		1.60
Expired	—	—		—

Balance, December 31, 2001	4,020,000	$0.01 – 13.60	(1)	$2.96

(1)
Includes options to purchase 20,000 shares of common stock at $0.01 per share. Weighted average fair value of options granted during 2001, 2000, and 1999 was $4.17, $1.33, and $1.00, respectively.

        The following summarizes information about the Company's stock options and warrants outstanding at December 31, 2001:

Range of Exercise Prices	Number Outstanding December 31, 2001	Weighted Average Remaining Contractual Life In Years		Weighted Average Exercise Price	Number Exercisable at December 31, 2001	Weighted Average Price
$0.01 to 1.34	320,000.67		(1)	$1.26	320,000	$1.26
2.00 to 2.50	3,070,000	3.17		2.25	3,070,000	2.25
4.00 to 4.88	40,000	—	(2)	4.88	40,000	4.88
6.00 to 6.25	175,000	3.82		6.25	50,000	6.25
7.00 to 7.30	365,000	8.31		7.30	365,000	7.30
10.00 to 10.85	25,000	4.44		10.85	25,000	10.85
13.00 to 13.60	25,000	9.90		13.60	25,000	13.60

	4,020,000				3,895,000

(1)
Excludes 20,000 options with no set expiration date.

(2)
Excludes 40,000 options with no set expiration date.

Pro Forma Stock Option Information

        Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS No. 123, rather than the method pursuant to APB Opinion No. 25. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2001, 2000 and 1999: risk-free rates of between 5.4% and 7.2%; dividend yield of 0%; expected life of the options of between 9 and 60 months; and volatility factors of the expected market price of the Company's common stock of between 50% and 68%.

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

        For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

Pro formas for the years ended December 31,	2001	2000	1999
Net income:
As reported	$15,623,000	$15,061,000	$6,239,000
Pro forma	13,820,000	$14,181,000	$4,765,000
Net income per share, assuming dilution:
As reported	$0.57	$0.59	$0.25
Pro forma	$0.50	$0.56	$0.19

10. INCOME TAXES

        The following summarizes the provision for income taxes for the years ended December 31:

	2001	2000	1999
Current
Federal	$8,333,000	$5,400,000	$159,000
State	—	—	110,000

	8,333,000	5,400,000	269,000
Deferred
Federal	(120,000)	2,562,000	3,678,000
State	—	—	—

	(120,000)	2,562,000	3,678,000

Provision for income taxes	$8,213,000	$7,962,000	$3,947,000

        A reconciliation of the expected statutory federal income tax provision to the provision for income taxes for the years ended December 31:

	2001		2000	1999
Provision for income taxes at a federal statutory rate	35.0%		34.0%	34.0%
Increase (reduction) in income taxes resulting from:
Permanent items not deductible for income tax purposes	.7%		.3%	1.4%
Other	(1.4%	)	.3%	.7%

Provision for income taxes	34.3%		34.6%	36.1%

        At December 31, 2001 and 2000, significant components of the Company's net deferred taxes are as follows:

	2001	2000
Deferred tax assets:
Asset impairment charge	$1,925,000	$—
Accrued liabilities	236,000	—
Reserves and allowances	21,000	13,000

Deferred tax assets	$2,182,000	$13,000

Deferred tax liabilities:
Tax basis of goodwill in excess of book	$(772,000)	$(847,000)
Tax depreciation in excess of book	(2,743,000)	(919,000)

Deferred tax liabilities	$(3,515,000)	$(1,766,000)

11.  GAMING OPERATIONS

West Virginia

        The Company derives revenue from the operation of video lottery games in the form of net win on the gross terminal income, or the total cash deposited into a video lottery terminal (VLT) less the value of credits cleared for winning redemption tickets. Pursuant to the Lottery Act (prior to the April 2001 amendment), the Company's share of net win was fixed at 47% of the net win after deducting an administration fee of up to 4% of gross terminal revenues first paid to the State of West Virginia.

        In April of 2001, West Virginia amended its video lottery statute to establish among other things a new distribution scheme for the portion of each racetrack's net win in excess of that racetrack's net win for the twelve months ending June 30, 2001 (referred to in the amendment as "Excess Net Terminal Income"). After deducting the administrative fee, the Excess Net Terminal Income will be subject to a 10% surcharge. However, the amendment creates a capital reinvestment fund to which the State will contribute 42% of the surcharge. Generally, for each dollar a racetrack expends on eligible capital improvements for the racetrack and adjacent property, the track will receive a dollar from the capital reinvestment fund. After deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the Company will receive 42% (as opposed to 47%) of the remaining net win. For the six months ended December 31, 2001, the Company had not generated "Excess Net Terminal Income." As a result, revenue was recognized for July 1, 2001 to December 31, 2001 at the 47% retention rate.

        The Company is subject to annual licensing requirements established by the Lottery Commission; its license has been renewed through June 30, 2002.

        Mountaineer Park offers video lottery gaming through 2,488 video lottery terminals located in the racetrack clubhouse, grandstand and Lodge of which 2,030 are leased.

        A summary of video lottery gross wagers, less winning patron payouts at Mountaineer Park, for the years ended December 31 is as follows:

	2001	2000	1999
Total gross wagers	$1,677,028,000	$1,028,786,000	$373,767,000
Less winning patron payouts	(1,492,506,000)	(887,141,000)	(278,435,000)

Video lottery revenues	$184,522,000	$141,645,000	$95,332,000

        The Company pays an administrative fee to the Lottery Commission not to exceed 4% of video lottery terminal net revenues. After assessment of the administrative fee and the surcharge when applicable, the Company is obligated to contribute legislatively designated amounts to various funds including two funds which directly or indirectly benefit the Company. These amounts are included in cost of video lottery terminals in the consolidated statements of operations.

        Amounts contributed to these funds for the years ended December 31 were as follows:

	2001	2000	1999
HBPA purses	$27,860,000	$21,695,000	$14,703,000
Company pension plan	899,000	700,000	474,000
West Virginia general fund	53,922,000	41,990,000	28,457,000
West Virginia Breeders' Classic fund	1,797,000	1,400,000	949,000
Hancock County general fund	3,595,000	2,799,000	1,897,000
West Virginia tourism promotion fund	5,392,000	4,199,000	2,846,000
Miscellaneous state projects	1,797,000	1,400,000	949,000

	$95,262,000	$74,183,000	$50,275,000

Nevada

        During the years ended December 31, 2001, 2000 and 1999, the Company recorded approximately $7,379,000, $6,245,000 and $620,000, respectively, in revenue from its Nevada properties. In July 2001, the Company closed the casino at the Reno property. Gaming revenues for the Reno property aggregated approximately $1,325,000 and $1,999,000 for 2001 (up to the date of closing) and 2000, respectively. The hotel and food and beverage services continue to operate.

12.  RACING OPERATIONS

        The Company conducts thoroughbred horse racing at Mountaineer Race Track & Gaming Resort. Under West Virginia Horse Racing Law, the Company's commission revenue is a designated portion of the pari-mutuel wagering handle (amounts wagered).

        The Company is subject to annual licensing requirements established by the Racing Commission. The Company's license was renewed and will remain effective through December 31, 2002.

        Mountaineer Park executed an agreement with the HBPA, the exclusive authorized bargaining representative for all thoroughbred horse owners who participate in live races at Mountaineer Park, whereby Mountaineer Park contributes all purse funds earned by such horse owners, as well as compensation to the HBPA for purses, from 50% of the proceeds of its live and simulcast racing after certain costs are deducted and 15.5% of video lottery operations. The terms of the contract indicate that Mountaineer Park is required to conduct a minimum of 210 live racing events annually and provide for a minimum daily purse payment of $50,000. The contract expires on January 1, 2004.

        The Company's revenue from racing operations is derived mainly from commissions earned on pari-mutuel wagering on live races held at Mountaineer Park and on races conducted at other "host" racetracks and broadcast live (i.e., import simulcast) at Mountaineer Park. In pari-mutuel wagering, patrons bet against each other rather than against the operator of the facility or with preset odds. The dollars wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a "take-out" or gross commission, from which the racetrack pays state and county taxes and racing purses. The Company's pari-mutuel commission rates are fixed as a percentage of the total handle or amounts wagered. With respect to Mountaineer Park's live racing operations, such percentage is fixed by West Virginia law at three levels, 17.25%, 19% and 25%, depending on the complexity of the wager. The lower rate applies to wagering pools involving only win, place and show wagers, while the higher rates apply to pools involving wagers on specified multiple events, such as trifecta, quinella and perfecta wagers. With respect to simulcast racing operations, the Company applies commission rates imposed by the jurisdictions of the host racetracks, as it is mandated by the Racing Commission. Such rates vary with each jurisdiction and may be more or less favorable than the live racing commission rates. Out of its gross commissions, the Company is required to distribute fixed percentages to its fund for the payment of regular purses (the "regular purse fund"), the State of West Virginia and Hancock County and, with respect to commissions derived from simulcast operations, Mountaineer Park's employee pension plan. After deducting state and county taxes and, with respect to simulcast commission, simulcast fees and expenses and employee pension plan contributions, approximately one-half of the remainder of the commissions are payable to the regular purse fund.

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

        A summary of the pari-mutuel handle and deductions, including satellite off-track wagering, for the years ended December 31 are as follows:

	2001	2000	1999
Total pari-mutuel handle	$227,785,000	$81,486,000	$41,073,000
Less patron's winning tickets and breakage	(213,489,000)	(71,461,000)	(32,486,000)

	14,296,000	10,025,000	8,587,000
Less:
Pari-mutuel tax paid to:
West Virginia and Hancock County	(499,000)	(500,000)	(485,000)
Purses and Horsemen's Association	(6,179,000)	(4,194,000)	(3,598,000)

	$7,618,000	$5,331,000	$4,504,000

13. QUARTERLY DATA (UNAUDITED)

	Quarter Ended
	March 31	June 30	September 30	December 31
2001:
Revenues	$48,558,000	$54,291,000	$61,495,000	$54,023,000
Gross profit	17,750,000	20,164,000	22,470,000	18,918,000
Income before cumulative effect of change in method of accounting	4,387,000	5,134,000	6,838,000	(644,000	)(1)
Net income (loss)	4,295,000	5,134,000	6,838,000	(644,000	)(1)
Basic income before cumulative effect of change in method of accounting per common share	$0.20	$0.22	$0.27	$(0.02)
Basic net income (loss) per common share	$0.19	$0.22	$0.27	$(0.02)
Diluted income before cumulative effect of change in method of accounting per common share	$0.17	$0.20	$0.25	$(0.02)
Diluted net income (loss) per common share	$0.17	$0.20	$0.25	$(0.02)
Weighted average shares outstanding — basic	22,199,302	23,549,810	25,322,008	26,220,069

Weighted average shares outstanding — diluted	26,018,950	26,266,467	27,814,521	28,530,738

	Quarter Ended
	March 31	June 30	September 30	December 31
2000:
Revenues	$35,931,000	$41,970,000	$49,358,000	$42,809,000
Gross profit	13,336,000	15,911,000	17,627,000	13,841,000
Net income	3,368,000	4,317,000	5,024,000	2,352,000
Basic net income per common share	$0.16	$0.20	$0.23	$0.11
Diluted net income per common share	$0.13	$0.17	$0.19	$0.09
Weighted average shares outstanding — basic	21,337,885	21,794,596	22,081,656	22,110,914

Weighted average shares outstanding — diluted	25,531,059	24,733,577	26,178,627	25,927,696

(1)
The quarter ended December 31, 2001 includes a provision for write-down of assets which reduced pretax income by $5.5 million.

Common Stock Prices

	Per Quarter
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2001:
High	$7.00	$13.50	$13.95	$16.29
Low	4.38	4.78	7.95	9.85
2000:
High	$3.38	$5.13	$9.03	$8.19
Low	2.13	2.25	4.94	4.00

EXHIBIT NO.	ITEM TITLE
3.1	Restated Certificate of Incorporation for Winner's Entertainment, Inc. dated August, 17, 1993 (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1993)
3.2	Amended By Laws (incorporated by reference to the Company's report on Form 8-K filed February 20, 1998)
3.3
Certificate of Amendment of Restated Certificate of Incorporation of Winner's Entertainment, Inc. dated October 10, 1996 (incorporated by reference to the Company's report on Form 8-K filed November 1, 1996)
4.1	Excerpt from Common Stock Certificates (incorporated by reference to the Company's report on Form 10-K filed March 30, 2001)
10.1	Master Lease dated January 27, 2000 between Mountaineer Park, Inc. and PNC Leasing, LLC (incorporated by reference to the Company's Report on Form 8-K filed February 4, 2000)
10.2	Schedule No. 02248-002 to Master Lease (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2001)
10.3	Supplement to Schedule 00248-002 to Master Lease (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2001)
10.4	Schedule No. 00248-003 to Master Lease (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2001)
10.5	Supplement to Schedule No. 02248-003 to Master Lease (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2001)
10.6	Schedule No. 00248-004 to Master Lease (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2001)
10.7	Supplement to Schedule No. 02248-004 to Master Lease (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2001)
10.8	Consent of Guarantor with respect to Schedule No. 00248-003 (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2001)
10.9	Consent of Guarantor with respect to Schedule No. 00248-004 (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2001)
10.10
Promissory Note and Pledge Agreement dated April 3, 2001 made by Robert L. Ruben in favor of the Company (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2001). Pursuant to Instruction 2 to Item 601 of Regulation S-K, the Company has not attached substantially identical documents between the Company and Robert A. Blatt (principal amount $79,499.25 with respect to 75,000 shares), Edson R. Arneault (principal amount $200,988.50 with respect to 150,000 shares), James V. Stanton (principal amount $174,999.25 with respect to 75,000 shares) and William D. Fugazy, Jr. (principal amount $174,999.25 with respect to 75,000 shares).
10.11	Purchase Agreement and License between Mountaineer Park, Inc. and Casino Data Systems (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2001)
10.12	Promissory Note made by Mountaineer Park, Inc. in favor of Casino Data Systems (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2001)

10.13	MTR Gaming Group, Inc. 2001 Stock Incentive Plan, adopted May 1, 2001 (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2001)
10.14
Letter Agreement dated June 11, 2001 between MTR Gaming Group, Inc. and Donald J. Duffy concerning election to Board of Directors (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2001)
10.15
Agreement dated June 12, 2001 between Mountaineer Park, Inc. and Just-Mark Construction, Inc. (together with General Conditions of the Contract for Construction)(incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2001)
10.16	Change Order No. 1 to Just-Mark Agreement (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2001)
10.17
First Amendment, dated July 30, 2001, to Amended and Restated Credit Agreement by and between MTR Gaming Group, Inc., Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc., and Presque Isle Downs, Inc., as Borrowers, and Wells Fargo Bank, N.A., PNC Bank, N.A., National City Bank of Pennsylvania, N.A. and Bank of Scotland, as Lenders (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2001)
10.18
Second Restated Revolving Credit Note in the principle amount of $75,000.000 dated July 30, 2001 and made by Borrowers in favor of Lenders (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2001)
10.19	Amendment to Security Agreement dated July 30, 2001 (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2001)
10.20
First Amendment, dated July 30, 2001, to Amended and Restated Credit Agreement by and between MTR Gaming Group, Inc. Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc. and Presque Isle Downs, Inc., as Borrowers, and Wells Fargo Bank, N.A., PNC Bank, N.A., National City Bank of Pennsylvania, N.A. and Bank of Scotland, as Lenders (incorporated by reference to Exhibit 10.17 of the Company's report on Form 10-Q for the quarter ended June 30, 2001)
10.21
Second Restated Revolving Credit Note in the principal amount of $75,000,000 dated July 30, 2001 and made by Borrowers in favor of Lenders (incorporated by reference to Exhibit 10.18 of the Company's report on Form 10-Q for the quarter ended June 30, 2001)
10.22	Third Amendment to Security Agreement dated July 30, 2001 (incorporated by reference to Exhibit 10.19 of the Company's report on Form 10-Q for the quarter ended June 30, 2001)
10.23
Promissory Note in the amount of $364,999.50 and Pledge Agreement with respect to 50,000 shares dated September 19, 2001 made by Robert L. Ruben in favor of the Company (incorporated by reference to the Company's report on Form 10-Q for the quarter ended September 30, 2001). Pursuant to Instruction 2 to Item 601 of Regulation S-K, the Company has not attached substantially identical documents between the Company and Robert A. Blatt (principal amount $364,999.50 with respect to 50,000 shares), Edson R. Arneault (principal amount $729,999.00 with respect to 100,000 shares), and Mary Jo Needham (principal amount of $133,124.40 with respect to 60,000 shares)

10.24	Employment Agreement dated September 28, 2001 between the Company and Edson R. Arneault (incorporated by reference to the Company's report on Form 10-Q for the quarter ended September 30, 2001)
10.25
Second Amendment, dated October 16, 2001, to Amended and Restated Credit Agreement by and between MTR Gaming Group, Inc. Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc. and Presque Isle Downs, Inc., as Borrowers, and Wells Fargo Bank, N.A., PNC Bank, N.A., National City Bank of Pennsylvania, N.A. and Bank of Scotland, as Lenders (incorporated by reference to the Company's report on Form 10-Q for the quarter ended September 30, 2001)
16.1
Letter re change in certifying accountant (incorporated by reference to the Company's Report on Form 8-K filed February 4, 1999; Report on Form 8-K/A filed February 12, 1999; and Report on Form 8-K filed September 8, 2000)
21.1	Subsidiaries of the Registrant (filed herewith)
22.1	Report regarding matters submitted to vote of security holders (incorporated by reference to the Company's Proxy Statement on Schedule 14A filed July 18, 2001)
23.1	Consent of Ernst & Young LLP (filed herewith)
23.2	Consent of BDO Seidman LLP (filed herewith)