Form 10-Q
period 2002-03-31
MTR GAMING GROUP INC
filed 2002-05-15
CIK 834162

Use these links to rapidly review the document
MTR GAMING GROUP, INC. INDEX FOR FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO.: 0-20508

MTR GAMING GROUP, INC.
(exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	84-1103135 (IRS Employer Identification Number)

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

COMMON STOCK, $.00001 PAR VALUE
Class
26,999,908
Outstanding at May 10, 2002

MTR GAMING GROUP, INC.
INDEX FOR FORM 10-Q

PART 1
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.

CONDENSED AND CONSOLIDATED BALANCE SHEET
(unaudited)

	MARCH 31 2002	DECEMBER 31 2001
ASSETS
Current assets:
Cash and cash equivalents	$10,099,000	$10,914,000
Restricted cash	683,000	724,000
Accounts receivable, net of allowance for doubtful accounts of $60,000 in 2002 and 2001	3,076,000	2,418,000
Inventories	1,687,000	1,649,000
Deferred financing costs	692,000	692,000
Prepaid taxes	—	1,218,000
Deferred income taxes	149,000	149,000
Other current assets	1,592,000	1,511,000

Total current assets	17,978,000	19,275,000
Property and equipment, net	150,723,000	137,533,000
Other assets:
Excess of cost of investments over net assets acquired	1,492,000	1,492,000
Deferred income taxes	2,033,000	2,033,000
Deferred financing costs, net of current portion	1,558,000	1,744,000
Deposits and other	4,429,000	2,000,000

	9,512,000	7,269,000

Total assets	$178,213,000	$164,077,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,106,000	$4,142,000
West Virginia state lottery commission payable	1,149,000	1,230,000
Accrued payroll and payroll taxes	1,926,000	1,788,000
Accrued liabilities	2,391,000	2,384,000
Accrued income taxes	1,505,000	—
Current portion of capital leases	5,404,000	5,094,000
Current portion of long-term and other debt	186,000	303,000

Total current liabilities	15,667,000	14,941,000
Long-term and other debt, less current portion	75,694,000	71,318,000
Capital lease obligations, net of current portion	6,199,000	6,966,000
Long-term deferred compensation	307,000	269,000
Deferred income tax	3,515,000	3,515,000

Total liabilities	101,382,000	97,009,000
Shareholders' equity:
Common stock	—	—
Paid in capital	50,194,000	49,259,000
Shareholder receivable	(295,000)	(4,065,000)
Retained earnings	26,932,000	21,874,000

Total shareholders' equity	76,831,000	67,068,000

Total liabilities and shareholders' equity	$178,213,000	$164,077,000

MTR GAMING GROUP, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED MARCH 31
	2002	2001
Revenues:
Gaming	$53,148,000	$42,926,000
Parimutuel commissions	1,912,000	1,683,000
Food, beverage and lodging	3,444,000	3,344,000
Other	899,000	605,000

Total revenues	59,403,000	48,558,000
Costs of Revenues:
Cost of gaming	31,676,000	24,920,000
Cost of parimutuel commissions	1,672,000	1,523,000
Cost of food, beverage and lodging	3,272,000	3,637,000
Cost of other revenue	1,148,000	728,000

Total cost of revenues	37,768,000	30,808,000

Gross Profit	21,635,000	17,750,000
Selling, General And Administrative Expenses:
Marketing and promotions	2,959,000	2,354,000
General and administrative	7,115,000	5,679,000
Depreciation and amortization	2,978,000	2,062,000

Total selling, general and administrative expenses	13,052,000	10,095,000

Operating income	8,583,000	7,655,000
Interest income	68,000	55,000
Interest expense	(870,000)	(1,063,000)

Income from operations before provisions for income taxes and cumulative effect of change in method of accounting	7,781,000	6,647,000
Provision for income taxes	(2,723,000)	(2,260,000)

Income before cumulative effect of change in method of accounting	5,508,000	4,387,000
Cumulative effect of change in method of accounting for derivatives, net of tax benefit	—	(92,000)

Net Income	$5,058,000	$4,295,000

NET INCOME PER SHARE-BASIC:
Income before cumulative effect of change in method of accounting	$0.19	$0.20
Cumulative effect of change in method of accounting	0.00	(0.01)

NET INCOME PER SHARE	$0.19	$0.19

NET INCOME PER SHARE-ASSUMING DILUTION
Income before cumulative effect of change in method of accounting	$0.17	$0.17
Cumulative effect	0.00	(0.00)

NET INCOME PER SHARE	$0.17	$0.17

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	26,947,894	22,199,302

Diluted	29,009,615	26,018,950

MTR GAMING GROUP, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	THREE MONTHS ENDED MARCH 31
	2002	2001
Cash flows from operating activities:
Net income	$5,058,000	$4,295,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,978,000	2,062,000
Increase in deferred compensation	38,000	—
Deferred income taxes	—	2,182,000
Changes in operating assets and liabilities:
Accounts receivable net of allowance	(658,000)	(914,000)
Prepaid taxes	1,218,000	168,000
Other current assets	(119,000)	(711,000)
Accounts payable and accrued liabilities	533,000	(1,291,000)

Net cash provided by operating activities	9,048,000	5,791,000

Cash flows from investing activities:
Restricted cash	41,000	(7,000)
Deposits and other	(2,478,000)	42,000
Capital expenditures	(14,815,000)	(8,749,000)

Net cash used in investing activities	(17,252,000)	(8,714,000)

Cash flows used in financing activities
Shareholder receivable	3,770,000	(35,000)
Additional paid in capital	935,000	63,000
Loan proceeds	4,376,000	2,000,000
Principal payment on long term debt and capital leases	(1,692,000)	(890,000)

Cash provided by financing activities	7,389,000	1,138,000

NET (DECREASE) INCREASE IN CASH	(815,000)	(1,785,000)
Cash, Beginning of Period	10,914,000	10,564,000

Cash, End of Period	$10,099,000	$8,779,000

Supplemental disclosure of cash flow information:
Cash paid during the quarter for:
Interest	$1,040,000	$1,456,000

Income taxes	$—	$—

MTR GAMING GROUP, INC.
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

        The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2—ACCOUNTING PRINCIPLE

        On January 1, 2002, the Company adopted Financial Accounting Standards Board Statement (SFAS) No. 142, "Goodwill and Other Intangible Assets". Under the new rules goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Application of the nonamortization provisions of SFAS No. 142 resulted in an increase in net income of $62,500 for the three months ended March 31, 2002 and is expected to increase net income for 2002 by $250,000. The Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2002. It is not expected that these tests will have a significant impact on the earnings and financial position of the Company.

        On January 1, 2002, the Company also adopted Financial Accounting Standards No. 144 (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS addressed financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations", for a disposal of a segment of a business. The adoption of SFAS No. 144 did not have a significant impact on the earnings or the financial position of the Company for the three months ending March 31, 2002.

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

NOTE 3—PROPOSED RACETRACK

        The Company has applied to the Pennsylvania State Horse Racing Commission for a license to conduct a thoroughbred horse racetrack with pari-mutuel wagering. In the event the license is not obtained, certain deferred costs aggregating approximately $1.4 million consisting of land acquisition costs (other than the advance discussed below) and other costs relating to obtaining the license will have to be evaluated for recoverability and impairment. In addition the Company would have to evaluate its purchase and sale or development alternatives regarding the property discussed below.

        On March 22, 2002, the Company entered into an agreement whereby the Company advanced $2 million to a third-party for the purpose of acquiring certain real property in Erie County, Pennsylvania as an alternative site for the proposed racetrack. The loan agreement matures on the earliest of March 31, 2005, the date on which the Company exercises its option to purchase the property for One Dollar ($1) plus the cancellation of the indebtedness, or the date on which the borrower puts the property to the Company in lieu of the debt. Interest shall accrue at a floating rate equal to the Federal short-term rate as periodically announced by the Internal Revenue Service. The loan is secured by a first lien on the property and all of the outstanding shares of the borrower.

        The advance and other land acquisition and licensing costs are included in deposits and other in the accompanying balance sheet.

NOTE 4—EQUITY TRANSACTIONS

        Holders of previously issued options to purchase the Company's common stock exercised options to purchase a total of 178,500 shares of the Company's common stock at prices ranging from $2.00 to $7.30 per share by delivery of cash proceeds totaling $935,250 during the three months ended March 31, 2002 and 32,500 shares of the Company's common stock at prices ranging from $1.34375 to $2.50 per share by delivery of cash proceeds totaling $63,438 during the three months ended March 31, 2001.

        During the three months ended March 31, 2002, certain officers and directors repaid in cash $3,770,000 ($3,546,000 of principal and $224,000 of interest) of shareholder notes receivable.

NOTE 5—INCOME TAXES

        The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 (Statement 109), Accounting for Income Taxes. Under Statement 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income taxes reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance, when determined to be necessary, is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. There is no valuation allowance at March 31, 2002 and 2001. The Company and its subsidiaries file a consolidated federal income tax return.

NOTE 6—L0NG-TERM DEBT AND CAPITAL LEASES

        During the three months ended March 31, 2002 the Company borrowed an additional $4,376,000 under its Credit Agreement. The interest rate on this borrowing based upon the Base Rate Loan classification was 5.75%.

        In January 2002 the Company entered into an additional lease agreement under the National City Leasing Corporation master lease agreement to finance the acquisition of 279 video lottery machines for $1,118,278. The lease agreement has a term of three years and an interest rate of 5.966%.

NOTE 7—SUBSEQUENT EVENTS

        In April 2002 the Company exercised the "Greenshoe" option contained in its Credit Agreement, thereby increasing the aggregate credit line from $75 Million to $85 Million. Additional borrowings in April and through May 7, 2002 aggregated $8.3 million at an interest rate of 5.75%.

        On April 30, 2002 the West Virginia Lottery Commission approved the addition of 500 slot machines at Mountaineer Park.

        In April 2002 the Company listed the Speakeasy-Reno property for sale, but plans to continue to operate the hotel while it is on the market. During the fourth quarter of 2001 the Company evaluated the financial performance and ongoing value of the property and equipment at the Speakeasy-Reno location. Based upon this evaluation, the Company determined that the assets were impaired and wrote them down by $5.5 million to their estimate fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In applying these provisions, management considered recent sales, property listings and its estimate of future cash flow related to this location.

        On April 21, 2001, the West Virginia Legislature passed HB 102, which raised the maximum wager for video slots at Mountaineer Park from $2 to $5. The bill was signed into law and became effective as of April 21, 2001. The law also established a new distribution scheme for the portion of each racetrack's net win in excess of that racetrack's net win for the twelve months ending June 30, 2001. After deducting the State Lottery Commission 4% administrative fee (for which the Commission will no longer have to account to the tracks to the extent unused), this "Excess Net Terminal Income"—as it is referred to in the law—will be subject to a 10% surcharge. However, the bill created a capital reinvestment fund to which the State will contribute 42% of the surcharge. Generally, for each dollar the property expends on capital improvements the track will receive a dollar from the capital reinvestment fund. Further, after deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the racetracks will receive 42% (as opposed to 47%) of the remaining net win. It is anticipated that the Company will exceed the Excess Net Terminal Income threshold during the second quarter of 2002.

        On April 23, 2002, the Board of Directors authorized the Company to create the MTR Gaming Group, Inc. 2002 Stock Incentive Plan for which the Company intends to reserve for issuance up to 600,000 shares. The 2002 Plan, when adopted by the Company's Board of Directors, will be a broadly based plan as defined by Nasdaq Marketplace Rules (i.e., one in which officers and directors of the Company receive fewer than half of the total number of options granted) and as such will not be subject to approval of the Company's shareholders. As of May 13, 2002, the Board has not yet adopted the 2002 Plan and no options have been granted thereunder.

MTR GAMING GROUP, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

        This document includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, weather conditions or road conditions limiting access to the Company's properties, adverse changes in West Virginia video lottery laws or the rates of taxation of video lottery operations, market acceptance of the Company's new hotel and related amenities at Mountaineer, which will involve higher price points than the Company's prior offerings, legalization of new forms of gaming in the Company' target markets, which would lead to increased competition, other competition, general economic conditions affecting the resort business, dependence upon key personnel, timely delivery and installation of slot machines, conversion of slot machines to higher bet limits, which is dependent upon vendors over whom the Company has no control, licensing and regulatory approval of the Company's planned Pennsylvania racetrack and successful cross-marketing of that property with Mountaineer, changes in the number of diluted shares, leverage and debt service, expiration or non-renewal of gaming licenses, costs associated with maintenance and expansion of Mountaineer Park's infrastructure to meet the demands attending increased patronage, costs and risks attending construction, expansion of operations, market acceptance of the Company's Nevada Properties and maintenance of "grandfathered" status of those properties, cyclical nature of business, limited public market and liquidity, shares eligible for future sale, impact of anti-takeover measures, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings and press releases. The Company does not intend to update publicly any forward-looking statements, except as may be required by law.

RESULTS OF OPERATIONS

        The Company, through wholly owned subsidiaries, owns and operates Mountaineer Racetrack and Gaming Resort ("Mountaineer Park") in Chester, West Virginia, the Ramada Inn and Speedway Casino in North Las Vegas, Nevada (the "Speedway Property"), and the Ramada Inn in Reno, Nevada (the "Reno Property" or, collectively with the Speedway Property, the "Nevada Properties").

        The Company anticipates that Mountaineer Park, particularly gaming operations, will continue to be the dominant factor in the Company's financial condition for at least the remainder of the current fiscal year. Having obtained its Nevada gaming licenses and taken over gaming operations at the Nevada properties in the fourth quarter of 1999, the Company expected the financial performance of those properties to improve as well. The three months ended March 31, 2002 was the second consecutive quarter in which the Speedway Property recorded positive EBITDA. The Company closed the casino at the Reno Property in July 2001 due to poor financial performance and listed the Reno Property for sale in April 2002. The Company plans to continue to operate the hotel while it is on the market.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

        The Company earned revenues for the respective three-month periods in 2002 and 2001 as shown below:

	THREE MONTHS ENDED MARCH 31
	2002	2001
OPERATING REVENUES
Gaming	$53,148,000	$42,926,000
Parimutuel commissions	1,912,000	1,683,000
Food, beverage and lodging	3,444,000	3,344,000
Other Revenue	899,000	605,000

Total Revenues	$59,403,000	$48,558,000

        For the first quarter, the Company's total revenues increased by $10.8 million from 2001 to 2002, an increase of 22%. Gaming operations at Mountaineer Park accounted for $10.4 million of the increase, having grown from $41 million to $51.4 million. Mountaineer Park's revenue from parimutuel commissions increased by $229,000, or 14%; its food, beverage and lodging revenues increased by $222,000 or 9% from $2.4 million to $2.6 million; and other revenues at Mountaineer Park increased by $273,000 or 48%.

        The Nevada Properties contributed $2.6 million in gross revenue in the first quarter of 2002, a $284,000 or 10% decrease from revenues of $2.9 million during the first quarter of 2001. The gaming revenue for the three months of operation in 2002 was $1.8 million. The sources of the remaining revenues for the first quarter of 2002 were $826,000 from food, beverage and lodging and $28,000 in other income. Total revenues generated by the Speedway Property were $2.4 million, while the Reno Property's total revenues were $257,000. The increase in Speedway Property revenue was 25% from $1.9 million in 2001, while the Reno Property had a decrease in revenues of $759,000 from $1.0 million in 2001. The decrease in total revenues for the Nevada Properties and the Reno Property is attributable to the closing of the casino and restaurant at the Reno Property during July 2001.

OPERATING COSTS

        The Company's $10.8 million increase in revenues was accompanied by higher total costs, as directly related expenses increased by $7.0 million to $37.8 million in 2002 compared to 2001. Approximately $6.8 million of the increase in operating costs is attributable to the gaming operations, which includes applicable state taxes and fees. Parimutuel direct cost increased by $149,000, while cost of food, beverage and lodging decreased by $365,000. Of the 10% decrease in the cost of food, beverage and lodging, $386,000 can be attributed to the Reno Property due to the closing of the casino and restaurant in July 2001. The cost of other income increased by $420,000 in 2001 to $1.1 million. The increase is due primarily to the opening of the Convention Center in August 2001, cost increases in the Spa and Fitness Center and special events such as concerts and boxing matches.

        Operating costs and gross profit earned from operations for the three months ended March 31, 2002 and 2001 are as follows:

	THREE MONTHS ENDED MARCH 31
	2002	2001
Operating Costs:
Gaming operations	$31,676,000	$24,920,000
Pari-mutuel commissions	1,672,000	1,523,000
Food, beverage and lodging	3,272,000	3,637,000
Other revenues	1,148,000	728,000

Total Operating Costs:	$37,768,000	$30,808,000

Gross Profit (Loss)
Gaming operations	$21,472,000	$18,006,000
Pari-mutuel commissions	240,000	160,000
Food, beverage and lodging	172,000	(293,000)
Other revenues	(249,000)	(123,000)

Total Gross Profit	$21,635,000	$17,750,000

GAMING OPERATIONS—Revenues

        Revenues from gaming operations increased by 24% or $10.2 million from $42.9 million in 2001 to $53.1 million in 2002. Management attributes the dramatic increase to the following factors: (1) the increase in machine count at Mountaineer Park from an average of 1,900 during the first quarter of 2001 to an average of 2,418 during the same period in 2002; (2) increases in foot traffic driven by new amenities as Mountaineer Park becomes a destination resort; (3) continued aggressive marketing and promotions; and (4) the increase in both the number of coin drop mechanical reel slot machines at Mountaineer Park (from an average of 1,089 in the first quarter of 2001 to an average of 1,724 in the same period in 2002) and the facility-wide percentage of coin drop machines. In the first quarter of 2002, the average daily win per coin drop machine was $260 compared to $178 for ticket terminals. For the first quarter of 2002, average daily net win for the track-based machines was $69 compared to $277 earned on the Lodge-based terminals for a facility-wide average of $236 per machine per day.

        A summary of the gaming gross wagers less patron payouts ("net win") for the three months ended March 31, 2002 (with an average of 2,401 terminals) and 2001 (with an average of 1,900 terminals) for Mountaineer Park is as follows:

	THREE MONTHS ENDED MARCH 31
	2002	2001
Total gross wagers	$498,874,000	$355,097,000
Less patron payouts	(447,480,000)	(314,099,000)

Revenues—gaming operations	$51,394,000	$40,998,000

Average daily net win per terminal (WV)	$236	$240

        Management views the absorption of the additional machines with almost no impact on win per day per machine as a positive trend in slot results.

        The Company began operating gaming at its two Nevada Properties in October 1999, but discontinued gaming at the Reno Property in July 2001. The Speedway Property had gaming revenues of $1.8 million for the three months ended March 31, 2002, a 31% increase from $1.3 million for the same period in 2001. As a result of closing the casino at the Reno Property in July 2001 there were no gaming revenues for the three months ended March 31, 2002 as compared to revenues of $588,000 for the same period in 2001. The Company continues to believe that with an ongoing aggressive advertising campaign and the pursuit of greater market share, the revenues for the Speedway Property will continue to increase.

GAMING OPERATIONS—Operating Costs

        Costs of gaming operations increased by $6.8 million, or 27%, to $31.7 million for the three months ended March 31, 2002. The increase corresponds with the 24% increase in revenue. Cost of gaming revenue in West Virginia increased by $7.2 million or 30% to $30.8 million for the first three months of 2002. This also corresponds to the 25% gaming revenue increase for this property. This reflects a $4.6 million increase in statutory expenses directly related to the increase in gaming revenues and an increase of $1.7 million in the 4% State Administrative Fee as discussed below. The expanded gaming facilities in 2001 (Uptown Speakeasy including the high-roller Fountain Room) generated increases in patron volume and higher levels of patron play. This increased activity, implementation of the automated player tracking system and customer service requirements caused an increase in personnel and supplies costs. As a result, wages and benefits as well as supplies expense increased for the quarter ending March 31, 2002 by $971,000. Video lottery terminal lease expense declined for the quarter ending March 31, 2002 by $183,000. For the quarter ending March 31, 2002, the Nevada Properties incurred $850,000 in costs associated with gaming, which is a 34% decrease as compared to the same period in 2001. The decrease is attributable to the discontinuation of gaming at the Reno Property in July 2001.

        After payment of a State Administrative Fee of 4% of revenues, Mountaineer Park is obligated to make payments from the remaining video lottery revenues to certain funds administered by the West Virginia Lottery Commission as follows:

NetTerminal Income
State of West Virginia	30.0%
Hancock County	2.0%
Horseman's Association (racing purses)	15.5%
Other (Tourism, Employee Pension, Stakes Races, Misc.)	5.5%

Total Statutory Payments	53.0%

        In prior years, the State of West Virginia annually reconciled the State Administrative Fee, and the amount not utilized by the State was refunded on June 30, the end of the State's fiscal year. In April 2001, West Virginia amended its video lottery statute, eliminating the reconciliation and refund of the unused portion of the administrative fee commencing with the State's fiscal year that began July 1, 2001. In prior years, the anticipated refund was accrued throughout the year. The bill also established a new distribution scheme for the portion of each racetrack's net win in excess of that racetrack's net win for the twelve months ending June 30, 2001 (referred to in the amendment as "Excess Net Terminal

Income"). After deducting the administrative fee, the Excess Net Terminal Income will be subject to a 10% surcharge. The remaining amount of the excess net terminal income will be distributed as follows:

Excess Net Terminal Income
State of West Virginia	41.0%
Hancock County	2.0%
Horseman's Association (racing purses)	9.5%
Other	5.5%

Total Statutory Payments	58.0%

        After deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the racetracks will receive 42% (as opposed to 47%) of the remaining net win. This reduction in the net win percentage is reflected by the Company in revenues during the period during which the Company generates Excess Net Terminal Income. For Mountaineer Park, the threshold for Excess Net Terminal Income is approximately $160 million, which, based upon the State's June 30 fiscal year end, the Company anticipates exceeding in May through June 2002. Therefore, this reduction had no impact on the Company's revenues for the three months ended March 31, 2002, but is expected to affect revenues for the second quarter of 2002.

        The amended Lottery Act creates a separate capital reinvestment fund for each racetrack to which the State will contribute 42% of the surcharge attributable to each racetrack. Generally, for each dollar a racetrack expends on eligible capital improvements for the racetrack and adjacent property, the track will receive a dollar from the capital reinvestment fund. Depending upon the amount of a project, any amount expended in excess of the balance in the capital reinvestment fund may be carried forward three subsequent years. The Company will recognize as revenue amounts due from the capital reinvestment fund as qualifying expenditures are identified.

        Taxes and assessments paid to all of these funds are included in "Costs of Gaming" in the Consolidated Statements of Operations. Statutory costs and assessments, excluding the State Administrative Fee, for the respective three-month periods are as follows:

	THREE MONTHS ENDED MARCH 31
	2002	2001
Employees Pension Fund	$247,000	$203,000
Horsemen's Purse Fund	7,648,000	6,301,000

SUBTOTAL	$7,895,000	$6,504,000
State of West Virginia	14,802,000	12,195,000
Tourism Promotion Fund	1,480,000	1,220,000
Hancock County	987,000	813,000
Stakes Races	493,000	406,000
Miscellaneous state projects	493,000	406,000

	$26,150,000	$21,544,000

PARIMUTUEL COMMISSIONS -Revenues

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

        The Company's parimutuel commission rates are fixed as a percentage of the total wagering handle or total amounts wagered.

        Mountaineer's parimutuel commissions for the three months ended March 31, 2002 and 2001 are summarized below:

	THREE MONTHS ENDED MARCH 31
	2002	2001
Simulcast racing parimutuel handle	$5,428,000	$6,182,000
Live racing parimutuel handle	3,316,000	3,587,000
Less patrons' winning tickets	(6,882,000)	(7,677,000)

	1,862,000	2,092,000
Revenues—export simulcast	1,715,0000	1,042,000

	3,577,000	3,134,000
Less:
State and county parimutuel tax	(115,000)	(123,000)
Purses and Horsemen's Association	(1,550,000)	(1,328,000)

Revenues—parimutuel	$1,912,000	$1,683,000

        Total revenues for parimutuel commissions for the quarter ending March 31, 2002 increased 14% in comparison to 2001. This increase can be attributed principally to the expansion of export simulcasting. Commissions for export simulcast, implemented on August 11, 2000, increased by $673,000 to $1,715,000 during the first quarter of 2002 as compared to $1,042,000 for the first quarter of 2001. Import simulcast handle in the first three months of 2002 decreased 12% to $5.4 million compared to the same period in 2001. Live racing handle decreased by 8% from $3.6 million in 2001 to $3.3 million in 2002. The increase in Purses and Horsemen's Association amounts is attributable principally to the increase in export simulcasting revenues.

        Management remains optimistic that its export simulcast business will continue to grow but not at the levels noted in 2000 and 2001. The commencement of export simulcast did involve substantial capital improvements (approximately $4-5 million). In December of 1998, Mountaineer Park and its horsemen executed an agreement (the enforceability of which was ultimately clarified in the racing statute in March 2000) with respect to the sharing of the cost of such capital improvements. See "Operating Costs", "Parimutuel Commission Operating Costs", and "Liquidity and Sources of Capital."

PARIMUTUEL COMMISSIONS—Operating Costs

        Total costs of parimutuel commissions increased by $149,000 or 10%, from $1,523,000 in the first quarter of 2001 to $1,672,000 in the first quarter of 2002. This increase is attributable to direct and indirect wages and employee benefits as well as supplies and other services relating to racing operations. Costs that can be directly linked to the export simulcasting account for $15,000 of this increase.

FOOD, BEVERAGE AND LODGING OPERATIONS—Revenues

        Food, beverage and lodging accounted for a combined revenue increase of 3% to $3.4 million for the three months ended March 31, 2002 compared to $3.3 million during the first quarter of 2001. Company wide, restaurant, bar and concession facilities produced $158,000 of the revenue increase, which is a 6% increase over the first three months of 2001. Food and beverage revenues increased $258,000 to $2.2 million at Mountaineer Park in the first quarter of 2002. Food and beverage revenues for the Nevada Properties decreased by $100,000, including a decline of $161,000 at the Reno Property due to the closing of the restaurant in July 2001. Lodging revenues, company wide, decreased $58,000 to $831,000 for a 7% decrease over the same period in 2001. Management expects food, beverage and lodging revenues to increase with the opening of the new hotel and related dining facilities at Mountaineer Park in May 2002.

FOOD, BEVERAGE AND LODGING OPERATIONS—Operating Costs

        Direct expenses of lodging, food and beverage operations decreased from $3.6 million for the first three months of 2001 to $3.2 million for the same period in 2002. Of the $365,000 decrease, $343,000 is attributable to the Nevada Properties, principally due to the closing of the restaurant along with the casino in July 2001. Food and beverage direct costs increased by $61,000 at Mountaineer Park as a result of increased sales and expanded facilities and by $58,000 for the Speedway Property as a result of increased sales. Company wide, however, food and beverage direct costs decreased by $189,000 (with the Reno Property accounting for $308,000 of the decrease) to $2.6 million, for a loss of $9,000 in the quarter ended March 31, 2002. Lodging direct costs totaled $650,000 for the first quarter of 2002 compared to $826,000 for the same period in 2001 resulting in a gross profit of $181,000 for the period. The decrease is attributable to (i) the scaled down operations in Reno (reduction of $77,000); and (ii) decrease in utility and employee benefit costs at Mountaineer Park.

        The Nevada Properties lost $33,000 for the three months ended March 31, 2002, in comparison to a $254,000 loss for the same period in 2001. Of these losses, $23,000 is attributable to the Reno property in 2002 in comparison to a loss of $227,000 for the same period in 2001.

        Mountaineer Park's gross profit for these areas was $205,000 for the first quarter of 2002, compared to a loss of $39,000 in 2001. The food and beverage operations had a gross profit of $71,000 this quarter, as compared to a loss of $125,000 for the same period in 2001 while lodging operations had a gross profit of $134,000. The increased margins for food and beverage operations are attributable to increased revenues and changes in corresponding costs. Cost of sales for food and beverage decreased by $144,000 in the first quarter of 2002 in part due to purchasing and cost control. Wages and related benefits for food and beverage increased by $226,000 in the first quarter of 2002 due to increases in the number of personnel resulting from the expansion of food service facilities in 2001 and preparation for the opening of the new hotel and related dining facilities in May 2002. Other food and beverage operating costs decreased in the first quarter of 2002 by $82,000.

OTHER OPERATING REVENUES

        Other sources of revenues increased by $294,000 to $899,000 for the three months ended March 31, 2002 compared to the same period in 2001. Other operating revenues are primarily derived from the golf course, special events at the Harv, the Spa/Fitness Center, the Convention Center, the sale of programs, parking, admission fees, lottery tickets, check cashing and ATM services. The revenue from the special events held at the Harv in the first quarter increased $58,000 from $130,000 for the same period in 2001. The Spa/Fitness Center revenues increased $73,000 in the first quarter of 2002. The other major area of increase for other revenues was in ATM and check cashing fees. These fees increased by $101,000 to $332,000 for the first three months of 2002 as a result of increased patronage at Mountaineer Park.

COSTS OF OTHER OPERATING REVENUES

        Cost of other revenues increased by $420,000 or 58% from $728,000 for the three months ended March 31, 2001 to $1,148,000 for the three months ended March 31, 2002. These increases were attributed to the opening of the Convention Center in August 2001 ($129,000) and cost increases in the Spa and Fitness Center ($69,000) and the Harv special events costs ($208,000).

MARKETING AND PROMOTIONS EXPENSE

        Company wide, marketing expenses increased in the first quarter of 2002 to $3.0 million from $2.4 in the first quarter of 2001. Marketing and promotion expenses at Mountaineer Park increased $857,000 or 47% from $1.8 million for the first quarter of 2001 to $2.7 million for the same period in 2002. The increase in marketing and promotion expenses for Mountaineer Park was due primarily to an increase in the number of members of the Frequent Players Club and related promotions as well as other group sales, gaming and other departmental promotions ($757,000) and the marketing partnership with the Pittsburgh Penguins hockey team and other sponsorships ($222,000). These increases were offset in part by decreases in direct mail costs and increases in advertising grant reimbursement from the Lottery Commission ($133,000). Marketing expenses at the Nevada Properties decreased $251,000 due principally to reduced advertising as a result of closing the casino and restaurant at the Reno Property in July 2001.

GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST

        General and administrative expense for the three months ended March 31, 2002 increased by $1.4 million or 25% from $5.7 million to $7.1 million. The percentage of general and administrative expense to sales increased from 11.7% for the first quarter of 2001 to 12% for the same period in 2002. The increase in general and administrative expense is attributable to: (1) increases in costs of security, surveillance, housekeeping, accounting, and maintenance to accommodate Mountaineer Park's larger crowds and expanded facilities ($630,000); and (2) an increase in legal and professional costs ($156,000), (3) increase in group sales salaries and other related expenses at Mountaineer Park ($135,000). On March 31, 2001, Mountaineer Park had 1,071 active employees. This number increased by 39% to 1,488 employees at March 31, 2002. General and administrative costs for the Nevada Properties decreased in the first quarter of 2002 by $145,000 to $729,000 due principally to the closing of the casino and restaurant at the Reno Property in July 2001.

        In the first quarter of 2002, the Company incurred $870,000 of interest expense compared to $1.1 million in the first quarter of 2001, an 18% decrease. The decrease in interest expense is attributable to a decline in interest rates from an effective interest rate for the three months ending March 31, 2001 of 7.26% to 4.5% for the same period in 2002. The Company increased its outstanding debt from $64.6 million to $87.5 million, a 35% increase. The increase in borrowings is due primarily to the expansion of Mountaineer Park (See "Cash Flows").

DEPRECIATION AND AMORTIZATION EXPENSE

        Depreciation and amortization expenses increased by 44%, or $916,000, to $3.0 million for the three months ended March 31, 2002. This increase reflects the $67.6 million increase in the fixed asset balance at March 31, 2002 in comparison to March 31, 2001. Depreciation expense for the Nevada Properties decreased by $236,000 to $462,000 for the three months ended March 31, 2002.

CASH FLOWS

        The Company's operations produced $9.0 million in cash flow in the three months ended March 31, 2002, compared to $5.8 million produced in the first three months of 2001. Current year non-cash expenses included $2.7 million of depreciation and amortization and $196,000 for the amortization of deferred financing costs.

        The Company invested $14.8 million in capital improvements in the first quarter of 2002 versus $8.7 million in the first quarter of 2001. This included $77,000 invested in capital assets related to the Nevada Properties in 2002 compared to $369,000 in the first quarter of 2001.

LIQUIDITY AND SOURCES OF CAPITAL

        The Company's working capital balance stood at $2,311,000 at March 31, 2002, and its unrestricted cash balance amounted to $10,099,000. At March 31, 2002, the balances in bank accounts owned by Mountaineer Park's horsemen, but to which the Company contributes funds for racing purses, exceeded the Company's purse payment obligations by $3.2 million. This amount is available for payment of future purse obligations at the discretion of the Company and in accordance with the terms of its agreement with the HBPA. The Company also earns the interest on balances in these accounts.

        On December 27, 1999, the Company entered a $30,000,000 five-year senior secured reducing, revolving credit facility with Wells Fargo Bank, N.A. On August 15, 2000, the Company entered into the Amended and Restated Credit Agreement with Wells Fargo. The Restated Facility increased the Company's credit limit to $60 million. On August 3, 2001, the Company amended the Restated Facility (First Amendment) to increase the line from $60 million to $75 million; and to provide the option to further increase the aggregate commitment by up to an additional $10 million to a total of $85 million subject to additional funding commitments and other conditions as provided in the amendment. In April 2002 the Company exercised the option and increased the credit line to $85 million. The Credit Agreement allows for interest only payments through the first quarter of 2003 at which time the loan balance is to be amortized to $60 million over the remainder of the five-year term, at which point the entire balance becomes due and payable. The Amended and Restated Facility continues to be secured by substantially all of the assets of the Company and its operating subsidiaries, and contains customary affirmative and negative covenants and events of default. The Company may elect to borrow at the London Interbank Offered Rate (LIBOR), plus a margin ranging from 1.5% to 2.5%. Alternatively, the Company may elect to borrow at either the Prime Rate or Federal Funds Rate, plus a margin ranging from 0.25% to 1.25%. The applicable margin added to the benchmark rates listed above will depend upon the ratio of the Company's debt to EBITDA. The applicable margin as of March 31, 2002 was 2.25% over LIBOR.

        At March 31, 2002, the outstanding principal balance of the Wells Fargo loan was $75,000,000.

        The original Credit Agreement permitted the Company to finance separately up to $8 million of additional senior indebtedness for the purchase or lease of equipment as well as up to $15 million of subordinated debt for capital improvements. In January of 2000, pursuant to the carve out for equipment financing, Mountaineer Park entered an $8 million discretionary line of credit with PNC Leasing, LLC. The Restated Facility has eliminated the carve out for subordinated debt and increased the amount of permitted equipment financing to $13 million. Accordingly, on February 26, 2001, Mountaineer Park increased its equipment financing facility with PNC Leasing, LLC to $12 million. In November 2001 the Company entered into a master lease agreement with National City Leasing Corporation (National City Master Lease) to finance the acquisition of equipment. At March 31, 2002, the Company has $7.8 and $3.6 million outstanding under the PNC Leasing line and the National City Master Lease, respectively.

        On October 5, 2000, as required by the Restated Facility, the Company entered into an Interest Rate Cap Agreement with Wells Fargo Bank at a cost of $214,750. The agreement caps the Company's interest rate under the Restated Facility at 7.5% (plus the applicable margin) with respect to $30 million of principal. In the first quarter of 2001, in compliance with Financial Accounting Standards No. 133, the fair value of the derivative was recognized on the balance sheet and resulted in a pretax loss of $139,000 ($92,000 loss net of taxes) from the cumulative effect of an accounting change on the statement of operations. The derivative continues to be carried at its fair value in the balance sheet.

        Pursuant to an agreement with the HBPA to share the cost of certain capital improvements related to the launching of Mountaineer Park's export simulcast business, Mountaineer Park expects to receive approximately $324,000 over the next two years.

        CAPITAL IMPROVEMENTS.    The Company is in the process of implementing Mountaineer Park's previously announced four-phase expansion plan. Phase I of the expansion, which included a 32,000 square foot expansion of the Speakeasy Gaming Saloon, the construction of the events center, additional parking lots, and the spa, has been completed. The Company has also made significant progress on the construction of Phase II, which includes a further expansion of the Speakeasy Gaming Saloon and construction of the convention center, which were completed in 2001, and the hotel, enclosed swimming pool, retail plaza and restaurants, which are to be completed in the second quarter of 2002. The hotel opened on May 1, 2002. The Company has also completed the purchase and installation of the automated player tracker system and related equipment ($3.1 million) and the purchase of additional surveillance equipment ($1.7 million) during 2001. During the three months ended March 31, 2002 the Company spent $15.9 million for capital improvements (including capital leases) and land acquisitions. These expenditures included $11.1 million for expansion at Mountaineer Park, $1.9 million for additional gaming and surveillance equipment, and $988,000 for the purchase of properties adjacent to or near Mountaineer Park.

        During the balance of 2002, the Company expects to spend approximately $27 million on capital improvements and expansion at Mountaineer Park including the expansion of the Speakeasy Gaming Saloon and the addition of 500 new machines approved by the West Virginia Lottery Commission on April 30, 2002; $3.5 million for acquisition of additional acreage near Mountaineer Park; $800,000 for riverfront development; $300,000 for the development of an RV park in West Virginia; $500,000 toward the West Virginia Lottery Commission's new central system; $5-6.5 million for land in connection with the proposed racetrack in Erie Pennsylvania; and $625,000 for capital improvements for the Nevada Properties.

        The development of a racetrack in Erie, Pennsylvania is contingent upon obtaining a license from The Pennsylvania State Horse Racing Commission. The Company has applied for a license to conduct a thoroughbred horse racetrack with parimutuel wagering. In the event the license is not obtained, certain deferred costs aggregating approximately $1.4 million consisting of land acquisition costs and other costs relating to obtaining the license will have to be evaluated for recoverability and impairment.

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

        OUTSTANDING OPTIONS.    As of March 31, 2002, there were outstanding options to purchase 3,866,500 shares of the Company's common stock. If all such options and warrants were exercised, the Company would receive proceeds of approximately $11.3 million. See "Subsequent Events."

SUBSEQUENT EVENTS

        In April 2002 the Company exercised the "Greenshoe" option contained in its Credit Agreement, thereby increasing the aggregate credit line from $75 Million to $85 Million. Additional borrowings in April and through May 7, 2002 aggregated $8.3 million at an interest rate of 5.75%.

        On April 30, 2002 the West Virginia Lottery Commission approved the addition of 500 slot machines at Mountaineer Park

        In April 2002 the Company listed the Speakeasy-Reno property for sale, but plans to continue to operate the hotel while it is on the market. During the fourth quarter of 2001 the Company evaluated the financial performance and ongoing value of the property and equipment at the Speakeasy-Reno location. Based upon this evaluation, the Company determined that the assets were impaired and wrote them down by $5.5 million to their estimated fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In applying these provisions, management considered recent sales, property listings and its estimate of future cash flow related to this location.

        On April 21, 2001, the West Virginia Legislature passed HB 102, which raised the maximum wager for video slots at Mountaineer Park from $2 to $5. The bill was signed into law and became effective as of April 21, 2001. The law also established a new distribution scheme for the portion of each racetrack's net win in excess of that racetrack's net win for the twelve months ending June 30, 2001. After deducting the State Lottery Commission 4% administrative fee (for which the Commission will no longer have to account to the tracks to the extent unused), this "Excess Net Terminal Income"—as it is referred to in the law—will be subject to a 10% surcharge. However, the bill created a capital reinvestment fund to which the State will contribute 42% of the surcharge. Generally, for each dollar the property expends on capital improvements the track will receive a dollar from the capital reinvestment fund. Further, after deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the racetracks will receive 42% (as opposed to 47%) of the remaining net win. It is anticipated that the Company will exceed the Excess Net Terminal Income threshold during the second quarter of 2002.

        On April 23, 2002, the Board of Directors authorized the Company to create the MTR Gaming Group, Inc. 2002 Stock Incentive Plan for which the Company intends to reserve for issuance up to 600,000 shares. The 2002 Plan, when adopted by the Company's Board of Directors, will be a broadly based plan as defined by Nasdaq Marketplace Rules (i.e., one in which officers and directors of the Company receive fewer than half of the total number of options granted) and as such will not be subject to approval of the Company's shareholders. As of May 13, 2002, the Board has not yet adopted the 2002 Plan and no options have been granted thereunder.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The company is exposed to changes in interest rates primarily from its long-term debt arrangements. Under its current policies, the Company uses interest rate derivative instruments to manage exposure to interest rate changes for a portion of its debt arrangement. Taking into account the effects of interest rate derivatives designated as hedges, a hypothetical 100 basis point adverse move in interest rates along the entire rate yield curve would have limited effect on the net fair value of all interest sensitive financial instruments at March 31, 2002.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        There is incorporated by reference the information appearing under the caption "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

        (b) Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the three months ended March 31, 2002 and thereafter.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1933, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 15, 2002	MTR GAMING GROUP, INC.
	By:	/s/ EDSON R. ARNEAULT Edson R. Arneault CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER
	By:	/s/ JOHN W. BITTNER, JR. John W. Bittner, Jr., CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

EXHIBIT NO.	ITEM TITLE
3.1	Restated Certificate of Incorporation for Winner's Entertainment, Inc. dated August 17, 1993 (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1993)
3.2	Amended By Laws (incorporated by reference to the Company's report on Form 8-K filed February 20, 1998)
3.3
Certificate of Amendment of Restated Certificate of Incorporation of Winner's Entertainment, Inc. dated October 10, 1996 (incorporated by reference to the Company's report on Form 8-K filed November 1, 1996)
4.1	Excerpt from Common Stock Certificates (incorporated by reference to the Company's report on Form 10-K filed March 30, 2001)