Form 10-Q
period 2002-06-30
MTR GAMING GROUP INC
filed 2002-08-16
CIK 834162

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 0-20508

MTR GAMING GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	84-1103135 (IRS Employer Identification Number)
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

COMMON STOCK, $.00001 PAR VALUE
Class

26,839,067
Outstanding at August 12, 2002

MTR GAMING GROUP, INC.
INDEX FOR FORM 10-Q

SECTION
PART I FINANCIAL INFORMATION
Item 1—Financial Statements	1
Condensed and Consolidated Balance Sheets at June 30, 2002 and December 31, 2001.	1
Condensed and Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2002 and 2001	2
Condensed and Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001.	3
Notes to Condensed and Consolidated Financial Statements	4
Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3—Quantitative and Qualitative Disclosures about Market Risk	24
PART II OTHER INFORMATION
Item 1—Legal Proceedings	25
Item 2—Changes in Securities	25
Item 3—Defaults upon Senior Securities	25
Item 4—Submission of Matters to a Vote of Securities Holders	25
Item 5—Other Information	25
Item 6—Exhibits and Reports on Form 8-K	25
SIGNATURE PAGE	27
Exhibit Index	28

ii

PART 1
FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS
MTR GAMING GROUP, INC.
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(unaudited)

	JUNE 30 2002	DECEMBER 31 2001
ASSETS
Current assets:
Cash and cash equivalents	$12,565,000	$10,914,000
Restricted cash	724,000	724,000
Accounts receivable net of allowance for doubtful accounts of $70,000 and $60,000	3,588,000	2,418,000
Accounts receivable — Lottery Commission	1,580,000	—
Inventories	1,916,000	1,649,000
Deferred financing costs	873,000	692,000
Prepaid taxes	—	1,218,000
Deferred income taxes	149,000	149,000
Other current assets	1,957,000	1,511,000

Total current assets	23,352,000	19,275,000
Property and equipment, net	164,389,000	137,533,000
Other assets:
Excess of cost of investments over net assets acquired	1,492,000	1,492,000
Deferred income taxes	2,033,000	2,033,000
Deferred financing costs, net of current portion	1,744,000	1,744,000
Deposits and other	4,620,000	2,000,000

	$197,630,000	$164,077,000

LIABILITIES
Current liabilities:
Accounts payable	$3,921,000	$4,142,000
West Virginia Lottery Commission payable	1,479,000	1,230,000
Accrued payroll and payroll taxes	2,657,000	1,788,000
Other accrued liabilities	2,813,000	2,384,000
Accrued income taxes	1,092,000	—
Current portion of capital leases	4,996,000	5,094,000
Current portion of long-term debt	98,000	303,000

Total current liabilities	17,056,000	14,941,000
Long-term debt, less current portion	89,694,000	71,318,000
Capital lease obligations, net of current portion	5,176,000	6,966,000
Long-term deferred compensation	488,000	269,000
Deferred income taxes	3,515,000	3,515,000

Total liabilities	115,929,000	97,009,000
Shareholders' equity:
Common Stock	—	—
Paid in capital	50,877,000	49,259,000
Shareholder receivable	—	(4,065,000)
Retained earnings	30,824,000	21,874,000

Total shareholders' equity	81,701,000	67,068,000

	$197,630,000	$164,077,000

MTR GAMING GROUP, INC.
CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2002	2001	2002	2001
Revenues:
Gaming	$58,031,000	$47,208,000	$111,179,000	$90,134,000
Parimutuel commissions	2,597,000	2,087,000	4,509,000	3,770,000
Food, beverage and lodging	4,725,000	4,077,000	8,169,000	7,421,000
Other	1,775,000	919,000	2,674,000	1,524,000

Total revenues	67,128,000	54,291,000	126,531,000	102,849,000

Costs of revenue:
Cost of gaming terminals	36,491,000	27,163,000	68,167,000	52,083,000
Cost of parimutuel commissions	2,015,000	1,687,000	3,687,000	3,210,000
Cost of food, beverage and lodging	4,321,000	4,053,000	7,593,000	7,690,000
Cost of other revenues	2,215,000	1,224,000	3,363,000	1,952,000

Total cost of revenues	45,042,000	34,127,000	82,810,000	64,935,000

Gross Profit	22,086,000	20,164,000	43,721,000	37,914,000

Selling, general and administrative expenses:
Marketing and promotions	3,541,000	3,478,000	6,500,000	5,832,000
General and administrative	8,249,000	5,799,000	15,364,000	11,478,000
Depreciation and amortization	3,409,000	2,273,000	6,387,000	4,335,000

Total selling, general and administrative expenses	15,199,000	11,550,000	28,251,000	21,645,000

Operating income	6,887,000	8,614,000	15,470,000	16,269,000

Interest income	50,000	60,000	118,000	115,000
Interest expense	(950,000)	(899,000)	(1,820,000)	(1,962,000)

Income from continuing operations before provision for income taxes and cumulative effect of accounting change	5,987,000	7,775,000	13,768,000	14,422,000
Provision for income taxes	2,096,000	2,641,000	4,819,000	4,901,000

Income from continuing operations before cumulative effect of accounting change	3,891,000	5,134,000	8,949,000	9,521,000
Cumulative effect of change in method of accounting for derivatives, net of tax benefit	—	—	—	(92,000)

Net income	$3,891,000	$5,134,000	$8,949,000	$9,429,000

Net income per share (basic)	$0.14	$0.22	$0.33	$0.41
Net income per share (assuming dilution)	$0.13	$0.20	$0.31	$0.37
Weighted average number of shares outstanding:
Basic	27,059,881	23,549,810	27,004,197	22,886,113
Diluted	29,091,562	26,266,467	29,059,028	25,449,100

MTR GAMING GROUP, INC.
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	SIX MONTHS ENDED JUNE 30
	2002	2001
Cash flows from operating activities:
Net income	$8,949,000	$9,429,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,387,000	4,335,000
Deferred income taxes	—	2,182,000
Deferred compensation	219,000	—
Changes in operating assets and liabilities:
Accounts receivable net of allowance	(2,750,000)	(2,400,000)
Prepaid taxes	1,218,000	1,168,000
Other current assets	(712,000)	(1,427,000)
Accounts payable and accrued liabilities	2,418,000	1,889,000

Net cash provided by operating activities	15,729,000	15,176,000
Cash flows from investing activities:
Restricted cash	—	(219,000)
Deposits and other	(2,710,000)	(359,000)
Capital expenditures	(31,636,000)	(24,681,000)

Net cash used in investing activities	(34,346,000)	(25,259,000)
Cash flows from financing activities:
Shareholder receivable decrease (increase)	4,065,000	(611,000)
Stock repurchase program	—	(52,000)
Additional paid in capital	1,618,000	4,260,000
Loan proceeds	18,376,000	8,424,000
Principal payment on long term debt and capital leases	(3,211,000)	(3,124,000)
Deferred financing costs	(580,000)	—

Cash provided by financing activities	20,268,000	8,897,000

NET INCREASE (DECREASE) IN CASH	1,651,000	(1,186,000)
Cash, Beginning of Period	10,914,000	10,564,000

Cash, End of Period	$12,565,000	$9,378,000

MTR GAMING GROUP, INC

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

        The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2—ACCOUNTING PRINCIPLE

        On January 1, 2002, the Company adopted Financial Accounting Standards Board Statement (SFAS) No. 142, "Goodwill and Other Intangible Assets". Under the new rules goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Application of the non-amortization provisions of SFAS No. 142 resulted in an increase in net income of $62,500 and $125,000 for the three months and six months ended June 30, 2002, respectively and is expected to increase net income for 2002 by $250,000. The Company performed the first of its required impairment tests of goodwill and indefinite-lived intangible assets during the three months ended June 30, 2002. The results of this test indicated that no transition impairment charge is necessary.

        On January 1, 2002, the Company also adopted Financial Accounting Standards Board Statement (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations", for a disposal of a segment of a business. The adoption of SFAS No. 144 did not have a significant impact on the earnings or the financial position of the Company for the three or six months ended June 30, 2002.

        On January 1, 2001, the Company adopted Financial Accounting Standards Board Statement (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in Other Comprehensive Income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The adoption of SFAS No. 133 on January 1, 2001 resulted in a pretax loss of $139,000 ($92,000 loss net of taxes) from the cumulative effect of this accounting change being charged to earnings. The terms of the Company's financing require the Company to maintain an interest rate cap agreement until December 31, 2003 to manage interest rate risk and to lower its cost of borrowing. This contract falls within the scope of SFAS No. 133. The effect of adoption of the new accounting pronouncement was not material to the Company's results of operations or financial position.

        As more fully discussed in Management's Discussion and Analysis, in April 2001 West Virginia amended its video lottery statute. The changes included eliminating the reconciliation and refund of the unused portion of the administrative fee; establishing a new distribution scheme for the portion of the racetrack's net win in excess of the racetrack's net win for the twelve months ending June 30, 2001 (referred to as Excess Net Terminal Income); establishing a 10% surcharge after deducting the administrative fee on Excess Net Terminal Income; and creating a separate capital reinvestment fund for each racetrack to which the State will contribute 42% of the surcharge applicable to each track. Generally, for each dollar a racetrack expends on eligible capital improvements for the racetrack and adjacent property, the track will receive a dollar from the capital reinvestment fund. Depending upon the amount of a project, any amount expended in excess of the balance in the capital reinvestment fund may be carried forward three subsequent years. The Company recognizes amounts due from the capital reinvestment fund as qualifying capital expenditures are identified. The Company's qualifying capital expenditures exceeded amounts contributed to the capital reinvestment fund at June 30, 2002 by approximately $36 million. Accordingly, the Company recognized a receivable of $1,580,000 representing its share of the capital reinvestment fund for the three months ended June 30, 2002.

        The surcharge and the reduction in the net win retention percentage as a result of the new distribution scheme, after consideration of the amounts due from the capital reinvestment fund discussed in the preceding paragraph, had the affect of increasing statutory payments included in the cost of gaming for the three months and six months ended June 30, 2002 by approximately $1.9 million.

NOTE 3—PROPOSED RACETRACK

        The Company has applied to the Pennsylvania State Horse Racing Commission for a license to build a thoroughbred horse racetrack and conduct parimutuel wagering in Erie, Pennsylvania. In the event the Company does not obtain the license, it will have to evaluate for recoverability and impairment certain deferred costs aggregating approximately $1.6 million consisting of land acquisition costs (other than the advance discussed below) and other costs relating to obtaining the license. In addition the Company would have to evaluate its purchase and sale or development alternatives regarding the property discussed below.

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

NOTE 4—EQUITY TRANSACTIONS

        During the three months ended June 30, 2002 holders of previously issued options to purchase the Company's common stock exercised options to purchase a total of 118,000 shares at prices ranging from $2.00 to $7.30 per share by delivery of cash proceeds totaling $682,800. During the three months ended June 30, 2001 holders of previously issued options exercised options to purchase 2,996,502 shares of the Company's common stock at prices ranging from $0.80 to $4.875 per share by delivery of cash proceeds and promissory notes totaling $4,197,269.

        During the three months ended June 30, 2002, the Company did not grant any options to purchase shares of the Company's common stock.

        In April of 2001, the company repurchased 10,000 shares of its common stock in the open market for $52,380 pursuant to its April 2000 $3 million stock repurchase program. The repurchased shares were cancelled and returned to authorized but unissued status.

        The above-referenced transactions are reflected in the number of diluted shares outstanding for purposes of calculating earnings per share in the accompanying unaudited statements of operations.

NOTE 5—INCOME TAXES

        The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 (Statement 109), "Accounting for Income Taxes". Under Statement 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income tax reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. There is no valuation allowance at June 30, 2002 and 2001. The Company and its subsidiaries file a consolidated federal income tax return.

NOTE 6—RELATED PARTY TRANSACTIONS

        On April 3, 2001, in connection with the exercise of nonqualified stock options, Edson R. Arneault, Robert L. Ruben, Robert A. Blatt, James V. Stanton, and William D. Fugazy, Jr., all of whom were directors of the Company, delivered to the Company promissory notes in the amounts of $200,998.50, $79,499.25, $79,499.25, $174,999.25, and $174,999.25, respectively. The promissory notes were full recourse obligations, bore interest at 8% per year (the Prime Rate on that date), and were due and payable at the end of a two-year term. The notes were secured by the shares of common stock (450,000 in the aggregate) underlying the options. All of the promissory notes referred to above, including interest, have been repaid in full in cash. Currently, the Company has no loans outstanding to related parties.

NOTE 7—LONG-TERM DEBT AND CAPITAL LEASES

        In April 2002 the Company exercised the "Greenshoe" option contained in its Credit Agreement, thereby increasing the aggregate credit line from $75 million to $85 million.

        On June 27, 2002, the Company entered into the Second Amended and Restated Credit Agreement with its bankers to increase the credit line from $85 to $100 million; increase the permitted borrowing for equipment from $13 million to $21 million; increase the amount permitted for investment/acquisitions from $15 million to $50 million; and increase the amount that can be invested for the expansion of Mountaineer by $35 million. The amendment also revised the commencement of the scheduled commitment reduction date from March 2003 to June 2003. This facility allows for interest only payments through the commencement of the scheduled commitment reduction at which time the loan balance is to be amortized to $60 million over the remainder of the term, at which point the entire balance becomes due and payable.

        During the three months ended June 30, 2002 the Company borrowed an additional $14 million under its Credit Agreement. The interest rate on these borrowings based upon the Base Rate Loan classification ($4 million) was 5.75% and the Libor loan classification ($10 million) was 4.25%.

NOTE 8—COMMITMENTS AND CONTINGENCIES

        On June 12, 2001, Mountaineer Park, Inc. entered an agreement with Just-Mark Construction, Inc. for the construction of a 260-room hotel (by amendment, the number of rooms was later reduced to

258). In order to accommodate the fast-track building schedule, the agreement was designed to be amended (through change orders) as to scope of work and contract price for each phase of the development as construction progressed. For example, phase I covered the basic structure, phase II mechanical, electrical and plumbing, and phase III interior finishes. The contract as amended likewise carved out from the scope of work interior finishes for two "super suites," the relocation of the spa to the hotel building, and the construction of the Mahogany Room bar and retail plaza, which the Company completed separately. To date, the Company has paid Just-Mark $23.5 million for work completed.

        During the second half of the year, the Company expects to make payments of $3.1 million to $4.0 million related to the construction of the hotel, super suites, spa relocation, and retail plaza. See "Liquidity and Sources of Capital—Capital Improvements."

        On December 11, 2001, Mountaineer Park, Inc. entered into an agreement to purchase 256 acres of real property in Hancock County, West Virginia near Mountaineer Park. The purchase is expected to close in December 2002 (extended from original date of July 2002) with a payment of $3,500,000.

        The Company is party to various lawsuits, which have arisen in the normal course of its business. The liability arising from unfavorable outcomes of lawsuits is not expected to have a material impact on the Company's financial condition or financial results.

NOTE 9—SUBSEQUENT EVENTS

        On July 1, 2002 the Company opened an additional gaming room which houses the 500 video lottery machines previously approved by the West Virginia Lottery Commission on April 30, 2002. The Company financed the acquisition of the 500 video lottery machines pursuant to lease agreements for $4,431,358 with PNC Leasing under the master lease agreement. The lease agreements have terms of three years with an interest rate of 4.49%.

        On July 31, 2002 the Board of Directors authorized the repurchase of up to an additional $3 million of the Company's outstanding shares of common stock. The shares, which may be purchased from time to time in open market transactions, depending on price, availability and the Company's cash position, will be cancelled and returned to authorized but unissued status. As of August 12, 2002, the Company had repurchased 270,000 shares for a total of $2,241,604. Since the start of the program in 2000, the Company has repurchased a total of 685,600 shares of common stock for a total cost of $5,237,516.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

        This document includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" as well as the "Notes to Condensed and Consolidated Financial Statements" regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, weather conditions or road conditions limiting access to the Company's properties, adverse changes in West Virginia video lottery laws or the rates of taxation of video lottery operations, market acceptance of the Company's new hotel and related amenities at Mountaineer, which will involve higher price points than the Company's prior offerings, legalization of new forms of gaming in the Company's target markets, which would lead to increased competition, other competition, general economic conditions affecting the resort business, dependence upon key personnel, timely delivery and installation of slot machines, conversion of slot machines to higher bet limits, which is dependent upon vendors over whom the Company has no control, licensing and regulatory approval of the Company's planned Pennsylvania racetrack and successful cross-marketing of that property with Mountaineer, changes in the number of diluted shares, leverage and debt service, expiration or non-renewal of gaming licenses, costs associated with maintenance and expansion of Mountaineer Park's infrastructure to meet the demands attending increased patronage, costs and risks attending construction, expansion of operations, market acceptance of the Company's Nevada Properties and maintenance of "grandfathered' status of those properties, cyclical nature of business, limited public market and liquidity, shares eligible for future sale, impact of anti-takeover measures, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings and press releases. The Company does not intend to update publicly any forward-looking statements, except as may be required by law.

RESULTS OF OPERATIONS

        The Company, through wholly owned subsidiaries, owns and operates the Mountaineer Racetrack and Gaming Resort ("Mountaineer Park") in Chester, West Virginia, the Ramada Inn and Speedway Casino in North Las Vegas, Nevada (the "Speedway Property"), and the Ramada Inn in Reno, Nevada (the "Reno Property" or, collectively with the Speedway Property, the "Nevada Properties"). The Company's subsidiary, Presque Isle Downs, Inc., has applied to the Pennsylvania Horse Racing Commission for a license to build a thoroughbred racetrack in Erie, Pennsylvania.

        The Company anticipates that Mountaineer Park, particularly through its gaming operations, will continue to be the dominant factor in the Company's financial condition. The three months ended June 30, 2002 was the third consecutive quarter in which the Speedway Property recorded positive EBITDA. The Company closed the casino at the Reno Property in July 2001 due to poor financial performance and listed the Reno Property for sale in April 2002. The Company plans to continue to operate the hotel through the summer months while it is on the market.

        Despite record revenues, gaming revenues at Mountaineer Park were below the Company's expectations. Management attributes the shortfall to several factors including a smaller than expected contribution from slot machines that accept the increased bet limit (as compared to statistics from other gaming markets and an independent analysis of Mountaineer's market), weather conditions, and at various points during the second quarter, certain slot machines that were not available for use by customers due to construction and the redesign of gaming areas. Moreover, management's expectation that a greater percentage of revenue growth will be realized as operating income and net income when the convention center, hotel and related amenities have been completed and absorbed has not yet materialized. To the contrary, during the first half of 2002, and particularly during the second quarter, disruption from construction and inefficiencies inherent in commencing new operations had a negative impact on the Company's margins. Nevertheless, management continues to believe that efficiencies will improve incrementally as the Company's business related to the new amenities matures. All of these amenities are designed to drive parimutuel and slot wagering, particularly during what have traditionally been off-peak operating hours.

THREE MONTHS ENDED JUNE 30, 2002, COMPARED TO THREE MONTHS
ENDED JUNE 30, 2001

OPERATING REVENUES

        The Company earned revenues for the respective three-month periods in 2002 and 2001 as shown below:

	THREE MONTHS ENDED JUNE 30
	2002	2001
OPERATING REVENUES
Gaming	$58,031,000	$47,208,000
Parimutuel commissions	2,597,000	2,087,000
Food, beverage and lodging	4,725,000	4,077,000
Other	1,775,000	919,000

Total revenues	$67,128,000	$54,291,000

        For the second quarter of 2002, the Company's total revenues increased by $12.8 million, an increase of 24% compared to the same period in 2001. Approximately $11.3 million of the increase was produced by gaming operations at Mountaineer Park. Total commissions from parimutuel wagering increased $510,000 or 24%. Mountaineer's lodging revenues increased by $597,000 or 125%; food and beverage revenues increased by $440,000 or 19% from $2.4 million to $2.8 million; and other revenues at Mountaineer Park increased by $847,000 or 94%. The Nevada Properties contributed $2.6 million in gross revenue, a decrease of $826,000 as compared to the same period in 2001 due principally to the closing of the casino in Reno during July 2001. The Nevada Properties' revenues consisted of $1.7 million from gaming, $465,000 from lodging, $370,000 from food and beverage, and $26,000 from other revenues in the second quarter of 2002. Total revenues generated by the Speedway Property were $2.3 million, while the Reno Property's total revenues were $262,000. The increase in Speedway Property revenue was 7% from $2.1 million in 2001, while the Reno Property had a decrease in revenues of $970,000 from $1.2 million in 2001. The decrease in total revenues for the Nevada Properties and Reno Property is attributable to the closing of the casino and restaurant at the Reno Property during July 2001.

OPERATING COSTS

        The Company's $12.8 million increase in revenues resulted in higher total costs, as directly related expenses increased by $10.9 million to $45.0 million in the second quarter of 2002 compared to the same period in 2001. Costs of gaming operations, including applicable state taxes and fees increased approximately $9.3 million. Pari-mutuel direct cost increased by $328,000, while cost of food, beverage and lodging increased by $268,000. West Virginia food and beverage operations and lodging accounted for $452,000 and $185,000 respectively of the increase in the cost of food, beverage and lodging. These increases were partially offset by a decrease in the cost of food, beverage and lodging at the Nevada Properties of $369,000, due principally to the closing of the casino and restaurant at the Reno Property during July 2001. The cost of other income increased by $991,000 in 2002 to $2.2 million. The increase is due primarily to the opening of the Convention Center in August 2001 and cost increases associated with the Spa and Fitness Center and additional shows and special events at the Harv.

        Operating costs and gross profits earned from operations for the three-month periods ended June 30, 2002 and 2001 are as follows:

	THREE MONTHS ENDED JUNE 30
	2002	2001
Operating Costs:
Gaming operations	$36,491,000	$27,163,000
Pari-mutuel commissions	2,015,000	1,687,000
Food, beverage and lodging	4,321,000	4,053,000
Other revenues	2,215,000	1,224,000

Total Operating Costs	$45,042,000	$34,127,000

Gross profit (loss):
Gaming operations	$21,540,000	$20,045,000
Parimutuel commissions	582,000	400,000
Food, beverage and lodging	404,000	24,000
Other revenues	(440,000)	(305,000)

Total Gross Profit	$22,086,000	$20,164,000

GAMING OPERATIONS—Revenues

        Revenues from gaming operations increased 23% from $47.2 million in 2001 to $58.0 million in 2002. This increase is attributed to the following factors: (1) the increase in machine count at Mountaineer Park from an average of 1,896 during the second quarter of 2001 to an average of 2,456 during the same period in 2002; (2) the increase in patronage driven by new amenities as Mountaineer Park develops into a destination resort; (3) marketing and promotion campaigns; and (4) changing game themes and equipment to meet changing patron interest and demand. The increase in gaming revenue was offset, though not materially, by the fact that the Reno Property's casino generated gaming revenue during the second quarter of 2001 but was closed throughout the second quarter of 2002.

        A summary of gaming operations revenue for Mountaineer Park for the three months ended June 30, 2002 and 2001 is as follows:

	THREE MONTHS ENDED JUNE 30
	2002	2001
	(2,500 terminals)	(1,905 terminals)
Total gross wagers	$551,150,000	$401,674,000
Less patron payouts	(494,810,000)	(356,601,000)

Revenue-Gaming operations	$56,340,000	$45,073,000

Average daily net win per terminal	$252	$261

        In the second quarter of 2002, the average net win per day for coin drop machines at Mountaineer Park was $279 and $183 for ticket terminals. For the same period, average daily net win for the track-based machines was $86 while the Lodge-based terminals earned $292 for a facility-wide average of $252 per machine per day. At the end of the second quarter of 2002 and 2001, Mountaineer Park operated a total of 2,500 and 1,905 slots, respectively.

        Management notes that average daily net win per terminal during the first quarter of 2002 (with approximately the same number of terminals as during the second quarter of 2002) was $236. Accordingly, management believes that the apparent decrease in average daily net win per terminal comparing the second quarter of 2002 to 2001 reflects the absorption of a 31.2% increase in machine count and therefore indicates a strong upward trend in gaming revenues at Mountaineer Park.

        The Company began operating gaming at its two Nevada Properties in October 1999, but discontinued gaming at the Reno Property in July 2001. The Speedway Property had gaming revenues of $1.7 million for the three months ended June 30, 2002, a 9.7% increase from $1.5 million for the same period in 2001. As a result of closing the casino at the Reno Property in July 2001 there were no gaming revenues for the three months ended June 30, 2002 as compared to revenues of $595,000 for the same period in 2001.

GAMING OPERATIONS—Operating Costs

        Costs of gaming operations increased by $9.3 million, or 34%, to $36.5 million for the three months ended June 30, 2002. Cost of gaming revenue in West Virginia increased by $9.7 million or 37% to $35.6 million for the three months ended June 30, 2002. The increased cost of gaming in West Virginia reflects an $8.7 million increase in statutory expenses directly related to the increase in gaming revenues, including an increase of $1.9 million in such statutory payments (net of the Company's share of the capital reinvestment fund) relating to amendments to the video lottery statute as discussed below. The expanded gaming facilities in 2001 (Uptown Speakeasy including the high-roller Fountain Room) generated increases in patron volume and higher levels of patron play. This increased activity, implementation of the automated player tracking system and customer service requirements caused an increase in personnel and supplies costs. As a result, wages and benefits as well as supplies expense increased for the quarter ending June 30, 2002 by $1.1 million. For the quarter ending June 30, 2002, the Nevada Properties incurred $872,000 in costs associated with gaming, which is a 28% decrease as compared to the same period in 2001. The decrease is attributable to the discontinuation of gaming at the Reno Property in July 2001.

        After payment of a State Administrative Fee of 4% of revenues, Mountaineer Park is obligated to make payments from the remaining video lottery revenues to certain funds administered by the West Virginia Lottery Commission as follows:

	Net Terminal Income
State of West Virginia	30.0%
Hancock County	2.0%
Horseman's Association (racing purses)	15.5%
Other (Tourism, Employee Pension, Stakes Races, Misc.)	5.5%

Total Statutory Payments	53.0	%(1)

(1)
Excludes a 4% administrative fee charged by the State of West Virginia based on revenues.

        In prior years, the State of West Virginia annually reconciled the State Administrative Fee, and the amount not utilized by the State was refunded on June 30, the end of the State's fiscal year. In April 2001, West Virginia amended its video lottery statute, eliminating the reconciliation and refund of the unused portion of the administrative fee commencing with the State's fiscal year that began July 1, 2001. In prior years, the anticipated refund was accrued throughout the year. The bill also established a new distribution scheme for the portion of each racetrack's net win in excess of that racetrack's net win for the twelve months ending June 30, 2001 (referred to in the amendment as "Excess Net Terminal Income"). After deducting the administrative fee, the Excess Net Terminal Income is now subject to a 10% surcharge. The remaining amount of the Excess Net Terminal Income is distributed as follows:

	Excess Net Terminal Income
State of West Virginia	41.0%
Hancock County	2.0%
Horseman's Association (racing purses)	9.5%
Other	5.5%

Total Statutory Payments	58.0	%(1)

(1)
Excludes a 4% administrative fee charged by the State of West Virginia based on revenues, and effective July 1, 2001 as discussed above a 10% surcharge once certain levels of revenue are achieved. In addition, rates are applied to revenues net of this 4% administrative fee and the 10% surcharge when applicable.

        After deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the racetracks will receive 42% (as opposed to 47%) of the remaining net win. The reduction in the net win retention percentage is reflected by the Company in revenues during the period during which the Company generates Excess Net Terminal Income. For Mountaineer Park, the threshold for Excess Net Terminal Income is approximately $162 million, which, based upon the State's June 30 fiscal year end, the Company exceeded in late April through June 2002.

        The amended Lottery Act also creates a separate capital reinvestment fund for each racetrack to which the State will contribute 42% of the surcharge attributable to each racetrack. Generally, for each dollar a racetrack expends on eligible capital improvements for the racetrack and adjacent property, the track will receive a dollar from the capital reinvestment fund. Depending upon the amount of a project, any amount expended in excess of the balance in the capital reinvestment fund may be carried forward three subsequent years. The Company recognizes amounts due from the capital reinvestment fund as qualifying capital expenditures are identified. The Company's qualifying capital expenditures exceeded amounts contributed to the capital reinvestment fund at June 30, 2002 by approximately $36 million. Accordingly, the Company recognized a receivable of $1,580,000 representing its share of the capital reinvestment fund for the three months ended June 30, 2002.

        The surcharge and the reduction in the net win retention percentage, after consideration of the amounts due from the capital reinvestment fund discussed in the preceding paragraphs, had the affect of increasing statutory payments for the three months ended June 30, 2002 by approximately $1.9 million.

        Taxes and assessments paid to all of these funds are included in "Costs of Gaming" in the Consolidated Statements of Operations. Statutory costs and assessments, excluding the State

Administrative Fee and the Company's share of the capital reinvestment fund, for the respective three-month periods are as follows:

	THREE MONTHS ENDED JUNE 30
	2002	2001
Employee Pension Fund	$252,000	$223,000
Horsemen's Purse Fund	5,770,000	6,907,000

Subtotal	$6,022,000	$7,130,000
State of West Virginia	24,695,000	13,369,000
Tourism Promotion Fund	1,510,000	1,337,000
Hancock County	1,007,000	891,000
Stakes Races	165,000	446,000
Misc. State Projects	503,000	446,000

	$33,902,000	$23,619,000

The reduction in the amount paid to the Horsemen's Purse Fund and increase in the amount paid to the State of West Virginia reflect the impact of the changes in the payment distribution scheme as a result of the amended video lottery statute as previously discussed.

PARIMUTUEL COMMISSIONS—Revenues

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

        Mountaineer Park's parimutuel commissions for the three months ended June 30, 2002 and 2001 are summarized below:

	THREE MONTHS ENDED JUNE 30
	2002	2001
Simulcast racing parimutuel handle (import)	$6,355,000	$6,395,000
Live racing parimutuel handle	4,808,000	5,248,000
Less patrons' winning tickets	(8,803,000)	(9,178,000)

	2,360,000	2,465,000
Revenues — export simulcast	2,267,000	1,442,000

	4,627,000	3,907,000
Less:
State and county parimutuel tax	(136,000)	(134,000)
Purses and Horsemen's Association	(1,894,000)	(1,686,000)

Revenues—parimutuel	$2,597,000	$2,087,000

        Total revenues for parimutuel commissions for the quarter ending June 30, 2002 increased 24% in comparison to 2001. This increase can be attributed principally to the expansion of export simulcasting. Commissions for export simulcast, implemented on August 11, 2000, increased by $825,000 to $2,267,000 during the three months ended June 30, 2002 as compared to $1,442,000 for the same period in 2001. Import simulcast for the three months ended June 30, 2002 remained consistent at $6.4 million as compared to the same period in the prior year. Live racing handle decreased by 8% from $5.2 million in 2001 to $4.8 million in 2002, due in part, management believes, to the conversion of some live racing patrons to export simulcast patrons. The increase in Purses and Horsemen's Association amounts is attributable principally to the increase in export simulcasting revenues.

        Management is optimistic that its export simulcast business will continue to grow but not at the levels achieved in 2001 and 2000. The commencement of export simulcast did involve substantial capital improvements (approximately $4-5 million). In December of 1998, Mountaineer Park and its horsemen executed an agreement (the enforceability of which was ultimately clarified in the racing statute in March 2000) with respect to the sharing of the cost of such capital improvements. See "Liquidity and sources of Capital".

        On August 9, 2002 the Company submitted a proposal to the West Virginia Racing Commission to operate telephone account wagering which, if approved and implemented, would represent a new source of revenue for the Company.

PARIMUTUEL COMMISSIONS—Operating Costs

        Total costs of parimutuel commissions increased by $328,000 or 19%, from $1,687,000 for the three months ended June 30, 2001 to $2,015,000 for the same period in 2002. The increase is attributable to direct and indirect wages and employee benefits as well as supplies and other services relating to racing operations. Costs that can be directly linked to export simulcasting accounted for $28,000 of this increase.

FOOD, BEVERAGE AND LODGING OPERATIONS—Revenues

        The combined food, beverage and lodging revenues accounted for a revenue increase of 16% to $4.7 million for the three months ended June 30, 2002 compared to $4.1 million for the same period in 2001. Company wide, restaurant, bar and concession facilities produced $3.2 million of the revenue, a 7% increase over the three months ended June 30, 2001. Food and beverage revenues increased $440,000 to $2.8 million at Mountaineer Park in the second quarter of 2002. Management believes the increases in the number of patrons visiting the resort and the opening of the Riverfront Buffet in 2001 and La Bonne Vie restaurant in May 2002 resulted in the growth in this area. Food and beverage revenues for the Nevada Properties decreased by $227,000, including a decline of $219,000 at the Reno Property due to the closing of the restaurant in July 2001.

        Lodging revenues were $1.5 million for the three months ended June 30, 2002, an increase of $437,000 over the amount for the same period in 2001. Lodging revenues in West Virginia increased $597,000 or 125% due to the opening of The Grande Hotel at Mountaineer in May 2002. Lodging revenues for the Nevada Properties decreased $160,000 due principally to the Reno Property as a result of the casino closing in July 2001. Management expects food, beverage and lodging revenue to continue to increase during 2002 due to the opening of the new hotel and dining facilities and as the Company markets Mountaineer Park as a destination resort.

FOOD, BEVERAGE AND LODGING OPERATIONS—Operating costs

        Direct expenses of food, beverage and lodging operations increased from $4.1 million for the second quarter of 2001 to $4.3 million for the same period in 2002. The direct expenses of food, beverage and lodging operations at Mountaineer Park increased $637,000, while the direct expenses for the Nevada Properties decreased $370,000 due principally to the closing of the casino and restaurant at the Reno Property in July 2001. Company wide food and beverage direct costs increased $163,000 to $3.4 million for a loss of $257,000 for the three months ended June 30, 2002 as compared to a loss of $307,000 for the same period in 2001. Lodging direct costs totaled $876,000 for the three months ended June 30, 2002 compared to $772,000 for the same period in 2001 resulting in a gross profit of $662,000 for the 2002 period as compared to a gross profit of $330,000 for the second quarter of 2001.

        Mountaineer Park's gross profit for food, beverage and lodging was $450,000 for the three months ended June 30, 2002, compared to a gross profit of $50,000 for the same period in 2001. The increase is attributable principally to the opening of the new hotel in May 2002. The food and beverage operations had a loss of $151,000 for the three months ended June 30, 2002 compared to a loss of $139,000 for the same period in 2001. Direct expenses of food and beverage increased $452,000 during the quarter ended June 30, 2002 due to the increase in revenues during the same period and in part to pre-opening costs of approximately $101,000 incurred in connection with opening the new dining facilities in the hotel. Cost of sales of food and beverage decreased by $41,000 during the quarter ended June 30, 2002 due in part to cost controls implemented by the purchasing and food and beverage departments. Wages and related benefits for food and beverage operations increased $449,000 due to increases in the number of personnel required by the expanded dining operations. Other food and beverage operating costs decreased during the quarter ended June 30, 2002 by $44,000. Mountaineer Park's lodging operations had a gross profit of $601,000 for the three months ended June 30, 2002 resulting directly from the opening of the new hotel on May 1, 2002. This is an increase of $412,000 over the amount for the comparable period in 2001. The cost of lodging increased $185,000 during the quarter ended June 30, 2002 due to additional personnel and operating costs associated with the new hotel.

        The Nevada Properties' food, beverage and lodging operations had an operating loss of $45,000 for the three months ended June 30, 2002 as compared to $27,000 for the same period in 2001. Of these losses, $43,000 is attributable to the Speedway Property in 2002 as compared to $30,000 for the same period in 2001.

OTHER OPERATING REVENUES

        Other sources of revenues increased by $856,000 to $1,775,000 for the three months ended June 30, 2002 compared to the same period in 2001. Other operating revenues are primarily derived from the sale of tickets to events at the Harv, Convention Center, Spa/Fitness Center, golf course, sale of programs, lottery tickets, check cashing and ATM services. The revenue from special events held at the Harv in the second quarter was $651,000, which is an increase of $507,000 over the amount for the same period in 2001. Revenues from the Convention Center, which opened in August 2001, aggregated $220,000 for the three months ended June 30, 2002. The Spa/Fitness Center revenues increased $60,000 for the three months ended June 30, 2002 to $108,000. Revenues from check cashing and ATM service fees increased $49,000, or 14%, for the quarter ended June 30, 2002 as compared to the same period in the prior year.

        The Company is opening a new gift/jewelry shop and relocating the Spa, which will offer expanded services and treatments, to the new hotel. These additional amenities are expected to increase other revenues during the balance of 2002 and in future periods.

COSTS OF OTHER OPERATING REVENUES

        Cost of other revenues increased by $991,000 or 81% from $1.2 million for the three months ended June 30, 2001 to $2.2 million for the three months ended June 30, 2002. These increases are attributed primarily to the opening of the Convention Center in August 2001 ($256,000) and increases in the number of events at the Harv and corresponding increases in entertainment fees and other costs ($637,000).

MARKETING AND PROMOTIONS EXPENSE

        Company wide, marketing expenses remained relatively constant at $3.5 million for the second quarter of 2002 as compared to the second quarter of 2001. Marketing expenses at Mountaineer Park increased $336,000 to $3.2 million for the three months ended June 30, 2002 as compared to the same period for 2001. The increase in marketing and promotions expense for Mountaineer Park was due primarily to an increase in the number of members of the Frequent Players Club and related promotions as well as other group sales, gaming and other departmental promotions ($500,000) and various sponsorships ($176,000). These increases were offset in part by decreases in direct mail costs and radio/television advertising of $374,000. Marketing expenses at the Speedway Property decreased from $397,000 for the three months ended June 30, 2001 to $248,000 for the same period in 2002 as a result of reduced spending on radio and television advertising. Marketing costs for the Reno Property also decreased $124,000 to $35,000 for the three months ended June 30, 2002 as compared to the same period in 2001 due to the closing of the casino and restaurant in July 2001.

GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST

        General and administrative expenses for the second quarter of 2002 increased by $2.4 million or 42% from $5.8 million to $8.2 million. The percentage of general and administrative expense to sales increased to 12% for the second quarter of 2002 in comparison to 11% for the same period in 2001. The increase in general and administrative expense is attributable primarily to: (1) increase in salary and benefits costs ($1.1 million) and other costs ($767,000) of security, surveillance, housekeeping, accounting, administration and maintenance relating to Mountaineer Park's expanded facilities and larger crowds, (2) increased property insurance costs at Mountaineer Park ($182,000), (3) increase in certain professional fees and expenses related to the Company's pursuit of a license to build a new racetrack in Erie, Pennsylvania and other aspects of the Company's corporate development activities ($122,000), and (4) increase in group sales salaries and other related expenses at Mountaineer ($96,000) due to expanded group sales staffing for new and expanded facilities. On June 30, 2002 Mountaineer Park had 1,762 active employees representing an increase of 43% over the 1,232 active employees at June 30, 2001. General and administrative expenses for the Nevada Properties decreased for the three months ended June 30, 2002 by $77,000 to $843,000 due principally to the closing of the casino and restaurant at the Reno Property in July 2001.

        In the second quarter of 2002, the Company incurred $950,000 of interest expense compared to $899,000 in the second quarter of 2001, a 6% increase. The increase in interest expense is attributable to the Company increasing its total debt from $68.8 million to $100 million, a 45% increase, partially offset by a decline in the effective interest rates from 7.2% at June 30, 2001 to 4.5% at June 30, 2002. The increase in borrowing is due primarily to the expansion of Mountaineer Park (see "Cash Flows").

DEPRECIATION AND AMORTIZATION EXPENSE

        Depreciation and amortization expenses increased 50%, or $1.1 million, to $3.4 million for the three months ended June 30, 2002. This increase reflects the $68 million increase in fixed asset balance at June 30, 2002 in comparison to June 30, 2001. Depreciation and amortization expense for the Nevada Properties decreased by $399,000 to $400,000 for the three months ended June 30, 2002, due principally to the closing of the casino and restaurant in July 2001 and depreciation no longer being recorded for the Reno Property, which has been listed for sale.

        As discussed in Note 2 to Condensed and Consolidated Financial Statements, in accordance with Financial Accounting Standards Board Statement No. 142 "Goodwill and other Intangible Assets" (SFAS No. 142), the Company is no longer amortizing goodwill. Application of the non-amortization provisions of SFAS No. 142 resulted in an increase in net income of $62,500 for the three months ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

OPERATING REVENUES

        The Company earned revenues for the respective six-month periods in 2002 and 2001 as shown below:

	SIX MONTHS ENDED JUNE 30
	2002	2001
OPERATING REVENUES
Gaming	$111,179,000	$90,134,000
Parimutuel commissions	4,509,000	3,770,000
Food, beverage and lodging	8,169,000	7,421,000
Other	2,674,000	1,524,000

Total revenues	$126,531,000	$102,849,000

        Total revenues increased from $102.8 million in the first half of 2001 to $126.5 million in 2002, an increase of $23.7 million or 23.0%. Of this increase, 92%, or $21.7 million, can be attributed to the gaming operations at Mountaineer Park. Revenue from parimutuel commissions increased by $739,000 for the six months ended June 30, 2002, with export simulcast fees generating $858,000 of this increase offset by a decrease in live and import simulcast commissions. Food, beverage and lodging operations and other operations contributed $748,000 and $1.1 million, respectively of increased revenues for this period.

OPERATING COSTS

        The Company's $23.7 million increase in revenues resulted in higher total costs, as directly related expenses increased by $17.9 million to $82.8 million in the first half of 2002 compared to the same period in 2001. Costs of gaming operations, including applicable state taxes and fees increased approximately $16.1 million. Parimutuel direct cost increased by $477,000, while cost of food, beverage and lodging decreased by $97,000. The cost of other income increased by $1.4 million in 2002 to $3.4 million. The increase is due primarily to the opening of the Convention Center in August 2001 and cost increases associated with the Spa and Fitness Center and additional shows and special events at the Harv.

        Operating costs and gross profit earned from operations for the six-month periods ended June 30, 2002 and 2001 are as follows:

	SIX MONTHS ENDED JUNE 30
	2002	2001
Operating Costs:
Gaming operations	$68,167,000	$52,083,000
Pari-mutuel commissions	3,687,000	3,210,000
Food, beverage and lodging	7,593,000	7,690,000
Other revenues	3,363,000	1,952,000

Total Operating Costs	$82,810,000	$64,935,000

Gross Profit (Loss):
Gaming operations	$43,012,000	$38,051,000
Pari-mutuel commissions	822,000	560,000
Food, beverage and lodging	576,000	(269,000)
Other revenues	(689,000)	(428,000)

Total Gross Profit	$43,721,000	$37,914,000

GAMING OPERATIONS—Revenues

        Company wide revenues from gaming operations increased by 23% from $90.1 million in the first six months of 2001 to $111.2 million in 2002. Management attributes the increase to the following factors: (1) Mountaineer Park's increase in slot machines from 1,905 to 2,500, (2) the increase in patronage driven by the new amenities at Mountaineer Park, (3) marketing and promotion campaigns and (4) changing game themes and equipment to meet changing patron interest and demand. The gaming revenues for the Nevada Properties decreased by $620,000 for the six months ended June 30, 2002 as compared to the same period in 2001 due principally to the closing of the casino in Reno in July 2001 and the corresponding decrease in gaming revenues of $1.1 million.

        A summary of the gaming revenues for Mountaineer Park for the six months ended June 30, 2002 and 2001 is as follows:

	SIX MONTHS ENDED JUNE 30
	2002	2001
Total gross wagers	$1,050,024,000	$756,771,000
Less patron payouts	(942,289,000)	(670,701,000)

Revenues—
Gaming operations	$107,735,000	$86,070,000

Average daily net win per terminal	$244	$251

        For the six months ended June 30, 2002, the average net win per day for coin drop machines at Mountaineer Park was $269 and $180 for ticket terminals. For the same period, average daily net win for the track-based machines was $77 while the Lodge-based terminals earned $285 for a facility-wide average of $244. Management believes that the apparent decrease in net win for the six months ended June 30, 2002 as compared to the same period for 2001 reflects the absorption of a 31.2% increase in machine count and therefore indicates a strong upward trend in gaming revenues at Mountaineer. On July 1, 2002, the Company opened a new gaming room and added 500 new machines. Although the addition of the new machines may initially decrease the net win per day per machine it is expected that the additional machines will contribute to an increase in gaming revenues.

GAMING OPERATIONS—Operating Costs

        Costs of gaming operations increased by $16.1 million, or 31%, to $68.2 million for the six months ended June 30, 2002. Cost of gaming revenue in West Virginia increased by $16.9 million or 34% to $66.4 million for the six months ended June 30, 2002. The increased cost of gaming in West Virginia reflects an $11.9 million increase in statutory expenses directly related to the increase in gaming revenues, including an increase of $1.9 million in statutory payments, or increased gaming taxes (net of the Company's share of the capital reinvestment fund), resulting from amendments to the video lottery statute (as previously discussed in Management's Discussion and Analysis of the three months ended June 30, 2002 compared to the three months ended June 30, 2001). The expanded gaming facilities in 2001 (Uptown Speakeasy including the high-roller Fountain Room) generated increases in patron volume and higher levels of patron play. This increased activity, implementation of the automated player tracking system and customer service requirements required an increase in personnel and supplies. As a result, wages and benefits as well as supplies expense increased for the six months ended June 30, 2002 by $2.1 million. For the six months ended June 30, 2002, the Nevada Properties incurred $1.7 million in costs associated with gaming, which is a 31% decrease as compared to the same period in 2001. The decrease is attributable to the discontinuation of gaming at the Reno Property in July 2001.

        After payment of a State Administrative Fee of 4% of revenues, Mountaineer Park is obligated to make payments from the remaining video lottery revenues to certain funds administered by the West Virginia Lottery Commission as previously discussed in Management's Discussion and Analysis of the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

        The surcharge and the reduction in the net win retention percentage, after consideration of the amounts due from the capital reinvestment fund, which are discussed in the previously referred to section of Management's Discussion and Analysis, had the affect of increasing statutory payments for the six months ended June 30, 2002 by approximately $1.9 million.

        Taxes and assessments paid to all of these funds are included in "Costs of Gaming" in the Consolidated Statements of Operations. Statutory costs and assessments, excluding the State Administrative Fee and the Company's share of the capital reinvestment fund, for the respective six-month periods are as follows:

	SIX MONTHS ENDED JUNE 30
	2002	2001
Employee Pension Fund	$498,000	$426,000
Horsemen's Purse Fund	13,418,000	13,208,000

Subtotal	$13,916,000	$13,634,000
State of West Virginia	37,726,000	25,564,000
Tourism Promotion Fund	2,990,000	2,556,000
Hancock County	1,993,000	1,704,000
Stakes Races	658,000	852,000
Misc. State Projects	997,000	852,000

	$58,280,000	$45,162,000

The increase in the amounts paid to the State of West Virginia and no significant change in the amounts paid to the Horsemen's Purse Fund (despite an increase in gaming revenues) reflect the impact of changes in the payment distribution scheme as a result of the amended video lottery statute as previously discussed.

PARIMUTUEL COMMISSIONS—Revenues

        Mountaineer Park's parimutuel commissions for the six months ended June 30, 2002 and 2001 are summarized below:

	SIX MONTHS ENDED JUNE 30
	2002	2001
Simulcast racing parimutuel handle (import)	$11,782,000	$12,577,000
Live racing parimutuel handle	8,124,000	8,835,000
Less patrons' winning tickets	(15,684,000)	(16,855,000)

	4,222,000	4,557,000
Revenues-export simulcast	3,982,000	2,484,000

	8,204,000	7,041,000
Less:
State and county parimutuel tax	(252,000)	(257,000)
Purses and Horsemen's Association	(3,443,000)	(3,014,000)

Revenues — parimutuel commissions	$4,509,000	$3,770,000

        Total revenues for parimutuel commissions for the six months ended June 30, 2002 increased $739,000 or 20% in comparison to 2001. This increase can be attributed principally to the expansion of export simulcasting. Commissions for export simulcast, implemented on August 11, 2000, increased by $1.5 million to $3,982,000 during the six months ended June 30, 2002 as compared to $2,484,000 for the same period in 2001. Import simulcast for the six months ended June 30, 2002 decreased $795,000 to $11.8 million as compared to the same period in the prior year. Live racing handle decreased by 8% from $8.8 million in 2001 to $8.1 million in 2002. The decrease in revenues from live racing and import simulcasting, which represents revenue from all parimutuel wagers placed by patrons at Mountaineer Park, occurred even though average daily live purses increased 19% from $132,300 for the first half of 2001 to $157,100 in the first half of 2002. The increase in Purses and Horsemen's Association amounts is attributable principally to the increase in export simulcasting revenues.

PARIMUTUEL COMMISSIONS—Operating Costs

        For the six months ended June 30, 2002, parimutuel operations showed a gross profit of $822,000 versus $560,000 for the same period in 2001. This improvement in results from parimutuel operations is attributable largely to the growth of export simulcasting.

        Total costs of parimutuel commissions increased by $477,000 or 15%, from $3.2 million in the first half of 2001 to $3.7 million in the same period for 2002. The increase is attributable to direct and indirect wages and employee benefits as well as supplies and other services relating to racing operations. Costs that can be directly linked to the export simulcasting account for $39,000 of this increase.

FOOD, BEVERAGE AND LODGING OPERATIONS—Revenues

        Food, beverage and lodging revenues accounted for a combined revenue increase of 10% to $8.1 million for the six months ended June 30, 2002 compared to $7.4 million for the same period in 2001. Company wide, restaurant, bar and concession facilities produced $5.8 million of the revenue, a 7% increase over the six months ended June 30, 2001. Food and beverage revenues increased $698,000 to $5.0 million at Mountaineer Park in the first half of 2002. Management believes the increases in the number of patrons visiting the resort and the opening of the Riverfront Buffet in 2001 and La Bonne Vie restaurant in May 2002 resulted in the growth in this area. Food and beverage revenues for the

Nevada Properties increased by $53,000 at the Speedway Property, but decreased by $327,000 overall, owing to a decline of $380,000 at the Reno Property due to the closing of the restaurant in July 2001.

        Lodging revenues were $2.4 million for the six months ended June 30, 2002, an increase of $378,000 over the amount for the same period in 2001. Lodging revenues in West Virginia increased by $561,000 or 61% due to the opening of The Grande Hotel at Mountaineer in May 2002. Lodging revenues for the Nevada Properties decreased by $183,000 due principally to the Reno Property as a result of the casino closing in July 2001.

FOOD, BEVERAGE AND LODGING OPERATIONS—Operating costs

        Direct expenses of food, beverage and lodging operations decreased from $7.7 million for the first half of 2001 to $7.6 million for the same period in 2002. The direct expenses of lodging, food and beverage operations at Mountaineer Park increased $615,000, while the direct expenses for the Nevada Properties decreased $712,000 due principally to the closing of the casino and restaurant at the Reno Property in July 2001. Company wide food and beverage direct costs decreased $26,000 to $6.1 million for a loss of $266,000 for the six months ended June 30, 2002 as compared to a loss of $664,000 for the same period in 2001. Lodging direct costs totaled $1.5 million for the six months ended June 30, 2002 compared to $1.6 million for the same period in 2001 resulting in a gross profit of $843,000 for the six months ended June 30, 2002 as compared to a gross profit of $394,000 for the same period of 2001.

        Mountaineer Park's gross profit for food, beverage and lodging was $654,000 for the six months ended June 30, 2002, compared to a gross profit of $11,000 for the same period in 2001. The increase is attributable principally to the opening of the new hotel in May 2002. The food and beverage operations had a loss of $80,000 for the six months ended June 30, 2002 compared to a loss of $264,000 for the same period in 2001. Direct expenses of food and beverage increased $513,000 during the six months ended June 30, 2002 due to the increase in revenues during the same period and in part to pre-opening costs of approximately $101,000 incurred in connection with opening the new dining facilities in the hotel. Cost of sales of food and beverage decreased by $280,000 during the six months ended June 30, 2002 due in part to purchasing and cost control. During the first six months of 2002, food costs were 37% of sales compared to 49% for the same period in 2001. Wages and related benefits for food and beverage operations increased $678,000 due to increases in the number of personnel required by the expanded dining operations. Other food and beverage operating costs increased during the six months ended June 30, 2002 by $114,000. Mountaineer Park's lodging operations had a gross profit of $734,000 for the six months ended June 30, 2002 resulting directly from the opening of the new hotel on May 1, 2002. This is an increase of $459,000 over the amount for the comparable period in 2001. The cost of lodging increased $102,000 during the first half of 2002 due to additional personnel and operating costs associated with the new hotel.

        The Nevada Properties' food, beverage and lodging operations had an operating loss of $78,000 for the six months ended June 30, 2002 as compared to $281,000 for the same period in 2001. The decrease is attributable principally to a decline in the Reno Property loss due to closing the restaurant in July 2001.

OTHER OPERATING REVENUES

        Other sources of revenues increased by $1.1 million to $2.7 million for the six months ended June 30, 2002 compared to the same period in 2001. Other operating revenues are primarily derived from the sale of tickets to events at the Harv, Convention Center, Spa/Fitness Center, golf course, sale of programs, lottery tickets, check cashing and ATM services. The revenue from special events held at the Harv in the first six months of 2002 was $822,000, an increase of $549,000 over the amount for the same period in 2001 and is attributable to an increase in the number of events. Revenues from the Convention Center, which opened in August 2001, amounted to $260,000 for the six months ended June 30, 2002. The Spa/Fitness Center revenues increased by $132,000 to $197,000 for the six months ended June 30, 2002. Revenues from check cashing and ATM service fees increased by $150,000 for the first half of 2002 as compared to the same period in 2001.

COSTS OF OTHER OPERATING REVENUES

        Costs of other revenues increased by $1.4 million from $2.0 million for the six months ended June 30, 2001 to $3.4 million for the six months ended June 30, 2002. The increase can be attributed primarily to the opening of the Convention Center in August 2001 ($398,000), and increases in costs associated with the greater number of events held at the Harv ($854,000) and additional volume and operations at the Spa/Fitness Center ($116,000). Costs of $232,000 associated with check cashing fees reflect an increase of $29,000, which is in proportion with increases in volume of checks cashed and associated revenue.

MARKETING AND PROMOTIONS EXPENSE

        Marketing expenses increased by $668,000 for the first half of 2002 to $6.5 million. Marketing expenses at Mountaineer Park increased by $1.2 to $5.9 million for the six months ended June 30, 2002 as compared to the same period for 2001. The increase in marketing and promotions expense for Mountaineer Park was due primarily to an increase in the number of members of the Frequent Players Club and related promotions as well as group sales, gaming and other departmental promotions ($1.2 million) and various sponsorships ($398,000). These increases were offset in part by decreases in direct mail costs and radio/television advertising of $452,000. Marketing expenses at the Speedway Property decreased from $708,000 for the six months ended June 30, 2001 to $504,000 for the same period in 2002 as a result of reduced spending on radio and television advertising. Marketing costs for the Reno Property also decreased by $320,000 to $63,000 for the six months ended June 30, 2002 as compared to the same period in 2001 due to the closing of the casino and restaurant in July 2001.

GENERAL AND ADMINISTRATIVE AND INTEREST EXPENSES

        General and administrative expenses for the first half of 2002 increased by $3.9 million or 34% from $11.5 million to $15.4 million. The percentage of general and administrative expense to sales increased to 12% for the six months ended June 30, 2002 in comparison to 11% for the same period in 2001. The increase in general and administrative expense is attributable to: (1) increase in salary and benefits costs ($1.7 million) and other costs ($1.1 million) of security, surveillance, housekeeping, accounting, administration and maintenance relating to Mountaineer Park's expanded facilities and larger crowds, (2) increased property insurance costs at Mountaineer Park ($224,000), (3) increase in certain professional fees and expenses related to the Company's pursuit of a license to build a new racetrack in Erie, Pennsylvania and other aspects of the Company's corporate development activities ($177,000), and (4) increase in group sales salaries and other related expenses at Mountaineer ($203,000) due to expanded group sales staffing for new and expanded facilities. General and administrative expenses for the Nevada Properties decreased for the six months ended June 30, 2002 by $221,000 to $1.6 million of which $351,000 is attributable to the Reno Property due to the closing of the casino and restaurant in July 2001.

        In the first half of 2002, the Company incurred $1.8 million of interest expense compared to $2.0 million for the same period of 2001, representing a 7% decrease. Although the Company increased its total debt from $68.8 million to $100 million, a 45% increase, a decline in the effective interest rates offset the interest impact of the increased debt. The increase in borrowing is due primarily to the expansion of Mountaineer Park (see "Cash Flows").

DEPRECIATION AND AMORTIZATION EXPENSE

        Depreciation and amortization expenses increased by 47%, or $2.1 million, to $6.4 million for the six months ended June 30, 2002. This increase reflects the increased capitalization of improvements completed at Mountaineer Park resulting in an increase in the fixed asset balances of $68 million at June 30, 2002 as compared to June 30, 2001. Depreciation for the Nevada Properties decreased by $637,000 to $910,000 for the first half of 2002, due principally to the closing of the casino and restaurant in July of 2001 and depreciation no longer being recorded for the Reno Property, which has been listed for sale. As discussed in Note 2 to Condensed and Consolidated Financial Statements, in accordance with Financial Accounting Standards Board Statement No. 142 "Goodwill and other Intangible Assets" (SFAS No. 142), the Company is no longer amortizing goodwill. Application of the non-amortization provisions of SFAS No. 142 resulted in an increase in net income of $125,000 for the six months ended June 30, 2002.

CASH FLOWS

        The Company's operations produced $15.7 million in cash flow in the six months ended June 30, 2002, compared to $15.1 million produced in the first six months of 2001. Current year non-cash expenses included $6.4 million of depreciation and amortization.

        The Company invested $31.6 million in capital improvements principally for Mountaineer Park in the first half of 2002 versus $24.7 million in the first half of 2001. The Company also invested $189,000 in capital assets related to the Nevada Properties, which is included in the preceding amount, compared to $497,000 in the first half of 2001.

        The Company borrowed $18.4 million under its Credit Facility during the six months ended June 30, 2002.

LIQUIDITY AND SOURCES OF CAPITAL

        The Company's working capital balance as of June 30, 2002 was $6,296,000 and its unrestricted cash balance was $12,565,000. Racing purses are paid from funds contributed by the Company to bank accounts owned by the horse owners who race at Mountaineer Park. At June 30, 2002, the purse obligations exceeded the balance in this account by $218,000. This amount was funded by the Company and will be repaid from future accumulations in this account. The balances in this account are available for payment of future purse obligations at the discretion of the Company and in accordance with the terms of its agreement with the HBPA. The Company also earns the interest on the balances in these accounts.

        Pursuant to a June 27, 2002 Second Amended and Restated Credit Agreement with a consortium of banks led by Wells Fargo Bank, the Company has a $100,000,000 revolving line of credit, which expires in August of 2005 (the "Bank Facility"). The Bank Facility calls for payments of interest only through the second quarter of 2003 (at which time the Company must amortize any amounts outstanding in excess of $60,000,000 over the remainder of the life of the facility), continues to be secured by substantially all of the assets of the Company and its operating subsidiaries, and contains customary affirmative and negative covenants and events of default. The Company may elect to borrow at the London Interbank Offered Rate (LIBOR), plus a margin ranging from 1.5% to 2.5%. Alternatively, the Company may elect to borrow at either the Prime Rate or Federal Funds Rate, plus a margin ranging from 0.25% to 1.25%. The applicable margin added to the benchmark rates listed above depends upon the ratio of the Company's debt to EBITDA. The applicable margin as of June 30, 2002 was 2.25% over LIBOR.

        At June 30, 2002, the outstanding principal balance of the Wells Fargo loan was $89,000,000.

        The Bank Facility permits the Company to finance separately up to $21 million of additional senior indebtedness for the purchase or lease of equipment. The Company has various arrangements with banks and their affiliated leasing companies for such equipment financing. As of June 30, 2002 the aggregate outstanding principle balance related to equipment financing was $10,172,000.

        On October 5, 2000, as required by the Bank Facility, the Company entered into an Interest Rate Cap Agreement with Wells Fargo Bank at a cost of $214,750. The agreement caps the Company's interest rate under the Bank Facility at 7.5% (plus the applicable margin) with respect to $30 million of principal. The cost of this interest rate hedge product will be amortized over the term of the Cap Agreement, which expires on December 31, 2003, and is reported as interest expense. In the first quarter of 2001, in compliance with Financial Accounting Standards No. 133, the fair value of the derivative was recognized and shown as a cumulative effect adjustment in the statement of operations with a negative cumulative effect net of tax of $92,000. The derivative continues to be carried at its fair value on the balance sheet.

        Capital Improvements.    The Company is in the process of implementing Mountaineer Park's previously announced four-phase expansion plan. Phase I of the expansion, which included a 32,000 square foot expansion of the Speakeasy Gaming Saloon, the construction of the events center, additional parking lots, and the spa, has been completed. The Company has also made significant progress on the construction of Phase II, which includes a further expansion of the Speakeasy Gaming Saloon and construction of the convention center, which were completed in 2001, and the hotel, enclosed swimming pool, retail plaza and restaurants, which were completed in the second quarter of 2002 or shortly thereafter. The hotel opened on May 1, 2002. During the six months ended June 30, 2002 the Company spent $32.7 million for capital improvements (including capital leases) and land acquisitions. These expenditures included $26.4 million for expansion at Mountaineer Park, $3.0 million for additional gaming and surveillance equipment, and $1.1 million for the purchase of properties adjacent to or near Mountaineer Park.

        During the six months ending December 31, 2002, the Company expects to spend $18 million to $20 million on capital improvements and expansion at Mountaineer Park, gaming equipment and land acquisition. Additionally, the Company expects to spend approximately $420,000 for capital improvements for the Nevada Properties and up to $3,000,000 for the repurchase of the Company's common stock.

        The development of a racetrack in Erie, Pennsylvania is contingent upon obtaining a license from The Pennsylvania State Horse Racing Commission. The Company has applied for a license to construct a thoroughbred horse racetrack and conduct parimutuel wagering. In the event the license is not obtained, certain deferred costs aggregating approximately $1.6 million consisting of land acquisition costs and other costs relating to obtaining the license will have to be evaluated for recoverability and impairment.

        Any significant acquisition during 2002 would likely be financed separately or through issuance of the Company's common stock.

        Management believes that except as set forth above, its cash balances, cash flow from operations, and available lines of credit will be sufficient to cover contemplated capital expenditures. Although it has no current plans to do so, the Company may also finance its expansion through the public or private sale of equity securities.

        Outstanding Options.    As of June 30, 2002, there were outstanding options to purchase approximately 3.7 million shares of the Company's common stock. If all such options and warrants were exercised, the Company would receive proceeds of approximately $10.6 million.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The company is exposed to changes in interest rates primarily from its long-term debt arrangements. Under its current policies, the Company uses interest rate derivative instruments to manage exposure to interest rate changes for a portion of its debt arrangement. Taking into account the effects of interest rate derivatives designated as hedges, a hypothetical 100 basis point adverse move in interest rates along the entire rate yield curve would have limited effect on the net fair value of all interest sensitive financial instruments at June 30, 2002.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is party to various lawsuits, which have arisen in the normal course of its business. The liability arising from unfavorable outcomes of lawsuits is not expected to have a material impact on the Company's financial condition or financial results.

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
10.1
Assumption and Consent Agreement dated as of April 1, 2002, by and among Branch Banking and Trust Company as the Assuming Lender, MTR Gaming Group, Inc., Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc., and Presque Isle Downs, Inc., as Borrowers, and Wells Fargo Bank, National Association, as Agent Bank. (filed herewith).
10.2	Third Restated Revolving Credit Note in the principal amount of $85,000,000 dated April 1, 2002 made by Borrowers in favor of Lenders (filed herewith).

10.3
Fourth Amendment to Credit Line Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents and Notice of Additional Commitment (filed herewith) pursuant to which Mountaineer Park, Inc. pledged substantially all of its assets to secure the promissory note referenced in Exhibit 10.2. Pursuant to Instruction 2 to Item 601 of Regulation S-K, the Company has not attached substantially identical documents pursuant to which Speakeasy Gaming of Las Vegas, Inc. and Speakeasy Gaming of Reno, Inc. pledged substantially all of their assets to secure the promissory note referenced in Exhibit 10.2.
10.4
Second Amended and Restated Credit Agreement dated as of June 27, 2002 by and among MTR Gaming Group, Inc., Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc. and Presque Isle Downs, Inc., as Borrowers, Wells Fargo Bank, National Association, as Agent Bank, and the Lenders referenced therein (filed herewith).
10.5	Amended and Restated Revolving Credit Note in the principal amount of $100,000,000 dated June 27, 2002 made by Borrowers in favor of Lenders (filed herewith).
10.6
Fifth Amendment to Credit Line Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents and Notice of Additional Commitment (filed herewith) pursuant to which Mountaineer Park, Inc. pledged substantially all of its assets to secure the promissory note referenced in Exhibit 10.5. Pursuant to Instruction 2 to Item 601 of Regulation S-K, the Company has not attached substantially identical documents pursuant to which Speakeasy Gaming of Las Vegas, Inc. and Speakeasy Gaming of Reno, Inc. pledged substantially all of its assets to secure the promissory note referenced in Exhibit 10.5.
10.7	Schedule No. 02248-007 (filed herewith) to the Master Lease between Mountaineer Park, Inc. and PNC Leasing LLC (incorporated by reference to the Company's Report on Form 8-K filed February 4, 2000).
10.8	Supplement to Schedule No. 02248-007 to Master Lease (filed herewith).
10.9	Schedule No. 02248-008 to Master Lease (filed herewith).
10.10	Supplement to Schedule No. 02248-008 to Master Lease (filed herewith).
99.1	Certification of Edson R. Arneault pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

        (b) Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the three months ended June 30, 2002 and thereafter.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1933, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 16, 2002	MTR GAMING GROUP, INC.
	By:	/s/ EDSON R. ARNEAULT Edson R. Arneault CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER
	By:	/s/ JOHN W. BITTNER, JR., John W. Bittner, Jr., CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation for Winners Entertainment, Inc. dated August 17, 1993 (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1993).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Winner's Entertainment, Inc. dated October 10, 1996 (incorporated by reference to the Company's report on Form 8-K filed November 1,1996).
3.3	Amended Bylaws of the Company (incorporated by reference to the Company's report on Form 8-K filed February 20, 1998).
10.1	Assumption and Consent Agreement dated as of April 1, 2002, by and among Branch Banking and Trust Company as the Assuming Lender, MTR Gaming Group, Inc., Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc., and Presque Isle Downs, Inc., as Borrowers, and Wells Fargo Bank, National Association, as Agent Bank. (filed herewith).
10.2	Third Restated Revolving Credit Note in the principal amount of $85,000,000 dated April 1, 2002 made by Borrowers in favor of Lenders (filed herewith).
10.3	Fourth Amendment to Credit Line Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents and Notice of Additional Commitment (filed herewith) pursuant to which Mountaineer Park, Inc. pledged substantially all of its assets to secure the promissory note referenced in Exhibit 10.2. Pursuant to Instruction 2 to Item 601 of Regulation S-K, the Company has not attached substantially identical documents pursuant to which Speakeasy Gaming of Las Vegas, Inc. and Speakeasy Gaming of Reno, Inc. pledged substantially all of their assets to secure the promissory note referenced in Exhibit 10.2.
10.4	Second Amended and Restated Credit Agreement dated as of June 27, 2002 by and among MTR Gaming Group, Inc., Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc. and Presque Isle Downs, Inc., as Borrowers, Wells Fargo Bank, National Association, as Agent Bank, and the Lenders referenced therein (filed herewith).
10.5	Amended and Restated Revolving Credit Note in the principal amount of $100,000,000 dated June 27, 2002 made by Borrowers in favor of Lenders (filed herewith).
10.6	Fifth Amendment to Credit Line Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents and Notice of Additional Commitment (filed herewith) pursuant to which Mountaineer Park, Inc. pledged substantially all of its assets to secure the promissory note referenced in Exhibit 10.5. Pursuant to Instruction 2 to Item 601 of Regulation S-K, the Company has not attached substantially identical documents pursuant to which Speakeasy Gaming of Las Vegas, Inc. and Speakeasy Gaming of Reno, Inc. pledged substantially all of its assets to secure the promissory note referenced in Exhibit 10.5.
10.7	Schedule No. 02248-007 (filed herewith) to the Master Lease between Mountaineer Park, Inc. and PNC Leasing LLC (incorporated by reference to the Company's Report on Form 8-K filed February 4, 2000).
10.8	Supplement to Schedule No. 02248-007 to Master Lease (filed herewith).
10.9	Schedule No. 02248-008 to Master Lease (filed herewith).
10.10	Supplement to Schedule No. 02248-008 to Master Lease (filed herewith).
99.1	Certification of Edson R. Arneault pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

QuickLinks

MTR GAMING GROUP, INC. INDEX FOR FORM 10-Q
PART 1 FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS MTR GAMING GROUP, INC. CONDENSED AND CONSOLIDATED BALANCE SHEETS (unaudited)
MTR GAMING GROUP, INC. CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
MTR GAMING GROUP, INC. CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
MTR GAMING GROUP, INC NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX