Form 10-Q
period 2002-09-30
MTR GAMING GROUP INC
filed 2002-11-15
CIK 834162

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
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

COMMON STOCK, $.00001 PAR VALUE
Class

Outstanding at November 8, 2002

27,390,908

MTR GAMING GROUP, INC.
INDEX FOR FORM 10-Q

PART 1

FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.

CONDENSED AND CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	SEPTEMBER 30, 2002	DECEMBER 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$13,065,000	$10,914,000
Restricted cash	679,000	724,000
Accounts receivable net of allowance for doubtful accounts of $70,000 and $60,000	3,528,000	2,418,000
Inventories	2,064,000	1,649,000
Deferred financing costs	902,000	692,000
Prepaid taxes	0	1,218,000
Deferred income taxes	134,000	149,000
Other current assets	1,567,000	1,511,000

Total current assets	21,939,000	19,275,000

Property and equipment, net	173,874,000	137,533,000
Other assets:
Excess of cost of investments over net assets acquired	1,492,000	1,492,000
Deferred income taxes	2,033,000	2,033,000
Deferred financing costs, net of current portion	1,617,000	1,744,000
Deposits and other	4,911,000	2,000,000

Total Assets	$205,866,000	$164,077,000

LIABILITIES
Current liabilities:
Accounts payable	$4,061,000	$4,142,000
West Virginia Lottery Commission payable	861,000	1,230,000
Accrued payroll and payroll taxes	2,685,000	1,788,000
Other accrued liabilities	2,539,000	2,384,000
Accrued tax liability	1,975,000	0
Current portion of capital leases	6,262,000	5,094,000
Current portion of long-term debt	3,000	303,000

Total current liabilities	18,386,000	14,941,000

Long-term debt, less current portion	91,091,000	71,318,000
Capital lease obligations, net of current portion	6,495,000	6,966,000
Long-term deferred compensation	709,000	269,000
Deferred income tax	3,515,000	3,515,000

Total liabilities	120,196,000	97,009,000
Shareholders' equity:
Common Stock	—	—
Paid in capital	$50,692,000	$49,259,000
Shareholder receivable	0	(4,065,000)
Retained Earnings	34,978,000	21,874,000

Total shareholders' equity	85,670,000	67,068,000

Total liabilities and shareholders' equity	$205,866,000	$164,077,000

MTR GAMING GROUP, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2002	2001	2002	2001
Revenues:
Gaming	$66,401,000	$53,771,000	$177,580,000	$143,905,000
Parimutuel	2,238,000	2,167,000	6,747,000	5,937,000
Food, beverage and lodging	6,424,000	4,326,000	14,593,000	11,747,000
Other	2,131,000	1,231,000	4,805,000	2,755,000

Total revenues	77,194,000	61,495,000	203,725,000	164,344,000

Costs of operating activities:
Cost of gaming terminals	39,758,000	31,651,000	107,925,000	83,734,000
Cost of parimutuel	1,934,000	1,678,000	5,620,000	4,888,000
Cost of food, beverage and lodging	4,696,000	4,055,000	12,289,000	11,745,000
Cost of other operating activities	2,855,000	1,641,000	6,218,000	3,593,000

Total cost of operating activities	49,243,000	39,025,000	132,052,000	103,960,000

Gross Profit	27,951,000	22,470,000	71,673,000	60,384,000

Selling, general and administrative expenses:
Marketing and promotions	4,139,000	2,858,000	10,639,000	8,690,000
General and administrative	9,147,000	6,307,000	24,511,000	17,785,000
Depreciation and amortization	3,825,000	1,942,000	10,212,000	6,277,000

Total selling, general and administrative expenses	17,111,000	11,107,000	45,362,000	32,752,000

Operating income	10,840,000	11,363,000	26,311,000	27,632,000

Interest income	8,000	63,000	126,000	178,000
Interest expense	(1,249,000)	(1,070,000)	(3,069,000)	(3,032,000)

Income from continuing operations before cumulative effect of accounting change and provision for income taxes	9,599,000	10,356,000	23,368,000	24,778,000
Provision for income taxes	3,375,000	3,518,000	8,195,000	8,419,000

Income from continuing operations before cumulative effect of accounting change	6,224,000	6,838,000	15,173,000	16,359,000
Cumulative effect of change in method of accounting for derivatives, net of tax benefits	0	0	0	(92,000)

Net income	$6,224,000	$6,838,000	15,173,000	16,267,000

Net income per share (basic)	$0.23	$0.27	$0.56	$0.69
Net income per share (assuming dilution)	$0.22	$0.25	$0.52	$0.63
Weighted average number of shares outstanding:
Basic	27,102,859	25,322,008	27,037,446	23,505,264

Diluted	28,801,910	27,814,521	28,944,501	25,850,455

MTR GAMING GROUP, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30
	2002	2001
Cash flows from operating activities:
Net income	$15,173,000	16,267,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,212,000	6,277,000
Deferred income taxes	15,000	2,182,000
Increase in deferred compensation	440,000	0
Changes in operating assets and liabilities:
Accounts receivable	(1,110,000)	(35,000)
Prepaid taxes	1,218,000	1,192,000
Other current assets	(470,000)	(1,049,000)
Accounts payable and accrued liabilities	2,577,000	5,551,000

Net cash provided by operating activities	28,055,000	30,385,000

Cash flows from investing activities:
Restricted cash	45,000	(240,000)
Deposits and other	(3,055,000)	(1,156,000)
Capital expenditures	(40,184,000)	(42,168,000)

Net cash used in investing activities	(43,194,000)	(43,564,000)

Cash flows used in financing activities
Shareholder receivable decrease(increase)	4,065,000	(2,387,000)
Stock repurchase program	(2,667,000)	(1,537,000)
Additional paid in capital	2,030,000	6,615,000
Loan proceeds	20,376,000	14,678,000
Deferred financing cost	(718,000)	0
Principal payments on long term debt and capital leases	(5,796,000)	(4,113,000)

Cash provided by financing activities	17,290,000	13,256,000

NET INCREASE IN CASH	2,151,000	77,000
Cash, Beginning of Period	10,914,000	10,564,000

Cash, End of Period	$13,065,000	$10,641,000

MTR GAMING GROUP, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

        The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS

        On January 1, 2002, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). Under the new rules goodwill is no longer amortized but is subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. Application of the nonamortization provisions of SFAS No. 142 resulted in an increase in net income of $62,500 and $187,500 for the three months and nine months ended September 30, 2002, respectively and is expected to increase net income for 2002 by $250,000. The Company performed the first of its required impairment tests of goodwill and indefinite-lived intangible assets during the three months ended March 31, 2002. The results of this test indicated that no transition impairment charge was necessary. The Company will perform its annual impairment test during the fourth quarter of 2002.

        On January 1, 2002, the Company also adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-lived Assets to be Disposed Of and APB Opinion No.30, Reporting the Results of Operations, for a disposal of a segment of a business. The adoption of SFAS No. 144 did not have a significant impact on the earnings or the financial position of the Company for the three or nine months ended September 30, 2002.

        On January 1, 2001, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS No. 133) as amended. This Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in Other Comprehensive Income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The adoption of SFAS No. 133 on January 1, 2001 resulted in a pretax loss of $139,000 ($92,000 loss net of taxes) from the cumulative effect of this accounting change being charged to earnings. The terms of the Company's financing required the Company to enter into an interest rate cap agreement, which expires on December 31, 2003, to manage interest rate risk and to lower its cost of borrowing. This contract falls within the scope of SFAS No. 133. The effect of adoption of the new accounting pronouncement was not material to the Company's results of operations or financial position.

NOTE 3—GAMING OPERATIONS

        As more fully discussed in Management's Discussion and Analysis, in April 2001 West Virginia amended its video lottery statute. The changes included eliminating the reconciliation and refund of the unused portion of the administrative fee; establishing a new distribution scheme for the portion of the racetrack's net win in excess of the racetrack's net win for the twelve months ending June 30, 2001 (referred to as Excess Net Terminal Income); establishing a 10% surcharge after deducting the administrative fee on Excess Net Terminal Income; and creating a separate capital reinvestment fund for each racetrack to which the State will contribute 42% of the surcharge applicable to each track. Generally, for each dollar a racetrack expends on eligible capital improvements for the racetrack and adjacent property, the track will receive a dollar from the capital reinvestment fund. Depending upon the amount of a project, any amount expended in excess of the balance in the capital reinvestment fund may be carried forward three subsequent years. The Company recognizes amounts due from the capital reinvestment fund as qualifying capital expenditures are identified. The Company's qualifying capital expenditures exceeded amounts contributed to the capital reinvestment fund during the three months ended June 30, 2002. Accordingly, the Company recognized $1,580,000 representing its share of the capital reinvestment fund for the three months ended June 30, 2002. The surcharge and the reduction in the net win retention percentage as a result of the new distribution scheme, after consideration of the amounts due from the capital reinvestment fund discussed in the preceding paragraph, had the affect of increasing statutory payments included in the cost of gaming for the nine months ended September 30, 2002 by approximately $1.9 million. The new distribution scheme did not have any impact on the three months ended September 30, 2002.

NOTE 4—PROPOSED RACETRACK

        On September 26, 2002 the Company received a license from the Pennsylvania State Horse Racing Commission to build a thoroughbred horse racetrack and conduct parimutuel wagering in Erie, Pennsylvania. The license requires the Company to build the facility within three years of the date the license was granted. The Company has commenced the process of pursuing the necessary building permits and designing the racetrack and related facilities.

        On March 22, 2002, the Company advanced $2 million to a third-party for the purpose of acquiring certain real property in Erie County, Pennsylvania as a back-up site for the proposed racetrack (subject to regulatory approval, in the event the licensed site cannot be used). The loan matures on the earliest of March 31, 2005, the date on which the Company exercises its option to purchase the property for One Dollar ($1) plus the cancellation of the indebtedness, or the date on which the borrower puts the property to the Company in lieu of the debt. Interest accrues at a floating rate equal to the Federal short-term rate as periodically announced by the Internal Revenue Service. The loan is secured by a first lien on the property and all of the outstanding shares of the borrower. In connection with the evaluation of site locations for the racetrack, the Company will evaluate the development or purchase and sale alternatives regarding this property.

        The advance and other land acquisition and licensing costs of $4,021,000 are included in deposits and other in the accompanying balance sheet.

NOTE 5—EQUITY TRANSACTIONS

        During the three months ended September 30, 2002, holders of previously issued options to purchase the Company's common stock purchased a total of 304,000 shares of the Company's common stock at prices ranging from $1.3438 to $2.00 per share by delivery of cash proceeds totaling $411,000. During the three months ended September 30, 2001, holders of previously issued options and warrants to purchase the Company's common stock purchased a total of 801,076 shares of the Company's common stock at prices ranging from $1.06 to $7.30 per share by delivery of cash proceeds and promissory notes totaling $2,354,261.

        During the three months ended September 30, 2002, the Company did not grant any options or other rights to purchase shares of the Company's common stock.

        In the third quarter of 2002, the company repurchased 290,000 shares of its common stock in the open market for $2,401,300 pursuant to its approved $8 million stock repurchase program. In the third quarter of 2001, the company repurchased 171,100 shares of its common stock in the open market for $1,485,000. In addition, the Company received 20,318 shares of its common stock from a non-affiliate in connection with resolution of certain matters, which involved payment of $265,000. In October of 2001, the company repurchased 10,000 additional shares in the open market for $106,000. Since the start of the repurchase program in 2000, the Company has repurchased a total of 705,600 shares of common stock for a total cost of $5,397,000.

        All of the above-referenced transactions are reflected in the number of basic and diluted shares outstanding for purposes of calculating earnings per share in the accompanying unaudited statement of operations.

NOTE 6—RELATED PARTY TRANSACTIONS

        During the nine months ended September 30, 2002, certain officers and directors repaid in cash $4,065,000 of shareholder notes receivable. Currently, the Company has no loans outstanding to related parties.

NOTE 7—INCOME TAXES

        The Company accounts for its income taxes in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). Under Statement 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income tax reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. There is no valuation allowance at September 30, 2002 and 2001. The Company and its subsidiaries file a consolidated federal income tax return.

NOTE 8—LONG-TERM DEBT AND CAPITAL LEASES

        On June 27, 2002, the Company entered into the Second Amended and Restated Credit Agreement with its bankers to increase the credit line from $85 to $100 million; increase the permitted borrowing for equipment from $13 million to $21 million; increase the amount permitted for investment/acquisitions from $15 million to $50 million; and increase the amount that can be invested for the expansion of Mountaineer by $35 million. The amendment also revised the commencement of the scheduled commitment reduction date from March 2003 to June 2003 and changed the permitted debt/EBITDA ratio for the second quarter of 2002 from 2.0:1 to 2.2:1. This facility allows for interest only payments through the commencement of the scheduled commitment reduction at which time the loan balance is to be amortized to $60 million over the remainder of the term, at which point the entire balance becomes due and payable.

        During the three months ended September 30, 2002, the Company's net borrowings under its Credit Agreement amounted to $1,397,213 (net of repayment of $602,787). The interest rate on these borrowings based upon the Base Rate Loan classification was 6.0%.

        The Company received a waiver from its Bankers of the leverage ratio covenant as of September 30, 2002, so long as the actual leverage ratio calculation as of September 30, 2002 did not exceed 2.3. The Company was in compliance with the revised leverage ratio requirement.

        On July 1, 2002 the Company opened an additional gaming room which houses the 500 video lottery machines previously approved by the West Virginia Lottery Commission on April 30, 2002. The Company financed the acquisition of the 500 video lottery machines pursuant to lease agreements for $4,431,358 with PNC Leasing under the master lease agreement. The lease agreements have terms of three years with an interest rate of 4.99%.

NOTE 9—COMMITMENTS AND CONTINGENCIES

        On June 12, 2001, Mountaineer Park, Inc. entered an agreement with Just-Mark Construction, Inc. for the construction of a 260-room hotel (by amendment, the number of rooms was later reduced to 258). In order to accommodate the fast-track building schedule, the agreement was designed to be amended (through change orders) as to scope of work and contract price for each phase of the development as construction progressed. For example, phase I covered the basic structure, phase II mechanical, electrical and plumbing, and phase III interior finishes. The contract as amended likewise carved out from the scope of work interior finishes for two "super suites," the relocation of the spa to the hotel building, and the construction of the Mahogany Room bar and retail plaza, which the Company completed separately. To date, the Company has paid Just-Mark $23.5 million. Although the project architect has not yet certified a final contract sum for payment, he has recommended $25.4 million, subject to adjustment upon receipt of documentation requested from the contractor.

        On December 11, 2001, Mountaineer Park, Inc. entered into an agreement to purchase 256 acres of real property in Hancock County, West Virginia near Mountaineer Park. The purchase is expected to close in December 2002 (extended from original date of July 2002) with a payment of $3,500,000.

        The Company has entered into option agreements to purchase certain parcels of real property in Erie, Pennsylvania in connection with the development and construction of the licensed site for the racetrack. Upon exercise of all of the options, the Company would be required to pay up to approximately $7.7 million.

        The Company has also entered into an agreement to purchase approximately 130 acres of real property in Erie County, Pennsylvania for $2.4 million in connection with the back-up site for the racetrack discussed in Note 3. The Company's obligations, however, are subject to obtaining certain development rights for the property.

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

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

        This document includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" as well as the "Notes to Condensed and Consolidated Financial Statements" regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, weather conditions or road conditions limiting access to the Company's properties, adverse changes in West Virginia video lottery laws or the rates of taxation of video lottery operations, market acceptance of the Company's new hotel and related amenities at Mountaineer, which involve higher price points than the Company's prior offerings, legalization of new forms of gaming in the Company's target markets, which would lead to increased competition, other competition, general economic conditions affecting the resort business, dependence upon key personnel, timely delivery and installation of slot machines, conversion of slot machines to higher bet limits, which is dependent upon vendors over whom the Company has no control, successful and timely completion of the Company's planned Pennsylvania racetrack and successful cross-marketing of that property with Mountaineer, changes in the number of diluted shares, leverage and debt service, expiration or non-renewal of gaming licenses, costs associated with maintenance and expansion of Mountaineer Park's infrastructure to meet the demands attending increased patronage, costs and risks attending construction, expansion of operations, market acceptance of the Company's Nevada Properties and maintenance of "grandfathered' status of those properties, cyclical nature of business, limited public market and liquidity, shares eligible for future sale, impact of anti-takeover measures, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings and press releases. The Company does not intend to update publicly any forward-looking statements, except as may be required by law.

OVERVIEW

        The Company, through wholly owned subsidiaries, owns and operates the Mountaineer Racetrack and Gaming Resort ("Mountaineer Park") in Chester, West Virginia, the Ramada Inn and Speedway Casino in North Las Vegas, Nevada (the "Speedway Property"), and a hotel in Reno, Nevada (the "Reno Property" or, collectively with the Speedway Property, the "Nevada Properties"). The Company's subsidiary, Presque Isle Downs, Inc., has received a license from the Pennsylvania Horse Racing Commission to build a thoroughbred racetrack and conduct parimutuel wagering in Erie, Pennsylvania. The Company expects to begin construction as soon as the required permits are received.

        The Company anticipates that Mountaineer Park, particularly gaming operations, will continue to be the dominant factor in the Company's financial condition. Increases in the number of slot machines and periodic legislative enhancements that have permitted more popular types of games and, most recently, higher wagering limits, as well as the investment in infrastructure and amenities, allow Mountaineer Park to provide patrons a high quality, diversified gaming and entertainment experience in a resort atmosphere. Although Mountaineer Park has achieved revenue growth in excess of 20% thus far during 2002, disruption from construction and inefficiencies inherent in commencing new operations affected margins. Nevertheless, management continues to believe that efficiencies will improve incrementally as the business related to the new amenities matures.

        The three months ended September 30, 2002 marked the fourth consecutive quarter in which the Speedway Property recorded positive EBITDA, although nominal. The Company closed the casino at the Reno Property in July 2001 due to poor financial performance and listed the Reno Property for sale in April 2002. The Reno Property remains listed for sale and has generated interest from potential buyers. If these discussions do not result in a contract in the near future, the Company intends to close the property.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

OPERATING REVENUES AND COSTS

        The Company earned revenues for the respective three-month periods ended September 30, 2002 and 2001 as shown below:

	THREE MONTHS ENDED SEPTEMBER 30
	2002	2001
OPERATING REVENUES
Gaming	$66,401,000	$53,771,000
Parimutuel Commissions	2,238,000	2,167,000
Food, beverage and lodging	6,424,000	4,326,000
Other	2,131,000	1,231,000

Total revenues	$77,194,000	$61,495,000

        For the third quarter of 2002, the Company's total revenues increased by $15.7 million, an increase of 26% compared to the same period in 2001. Approximately $12.5 million of the increase was produced by gaming operations at Mountaineer Park. Total commissions from parimutuel wagering increased $71,000 or 3%. Mountaineer's lodging revenues increased by $1,262,000 or 249%; food and beverage revenues increased by $882,000 or 32% from $2.8 million to $3.6 million; and other revenues at Mountaineer Park increased by $898,000 or 74%. The Nevada Properties contributed $2.7 million in gross revenue, an increase of $61,000 as compared to the same period in 2001. The Nevada Properties' revenues consisted of $1.8 million from gaming at the Speedway Property, $569,000 from lodging, $395,000 from food and beverage, and $23,000 from other revenues in the third quarter of 2002. Total revenues generated by the Speedway Property were $2.4 million, while the Reno Property's total revenues were $328,000. The increase in Speedway Property revenue was 17% from $2.0 million in 2001, while the Reno Property's revenues decreased by $302,000 from $630,000 in 2001.

        The Company's $15.7 million increase in revenues resulted in higher total costs, as directly related expenses increased by $10.2 million to $49.2 million in the third quarter of 2002 compared to the same period in 2001. Costs of gaming operations, including applicable state taxes and fees, increased approximately $8.1 million. Pari-mutuel direct cost increased by $256,000, while cost of food, beverage and lodging increased by $641,000. West Virginia food and beverage operations and lodging accounted for $545,000 and $285,000 respectively of the increase in the cost of food, beverage and lodging. These increases were partially offset by a decrease in the cost of food, beverage and lodging at the Nevada Properties of $190,000, due principally to the closing of the casino and restaurant at the Reno Property during July 2001. The cost of other income increased by $1.2 million in 2002 to $2.9 million. The increase is due primarily to additional shows and special events at the Harv, the opening of the Convention Center in August 2001 and the new jewelry/gift shop and Spa in August 2002.

        Operating costs and gross profits earned from operations for the three-month periods ended September 30, 2002 and 2001 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30
	2002	2001
OPERATING COSTS
Gaming operations	$39,758,000	$31,651,000
Pari-mutuel commissions	1,934,000	1,678,000
Lodging, food and beverage	4,696,000	4,055,000
Other revenues	2,855,000	1,641,000

Total Operating Costs	$49,243,000	$39,025,000

Gross profit (Loss):
Gaming operations	$26,643,000	$22,120,000
Parimutuel commissions	304,000	489,000
Lodging, food and beverage	1,728,000	271,000
Other revenues	(724,000)	(410,000)

Total Gross Profit	$27,951,000	$22,470,000

GAMING OPERATIONS

        Revenues from gaming operations increased by $12.6 million, or 23%, from $53.8 million in 2001 to $66.4 million in 2002. This increase is attributed to the following factors: (1) the increase in machine count at Mountaineer Park from an average of 2,149 during the third quarter of 2001 to an average of 2,995 during the same period in 2002 (on July 1, 2002 the Company opened a new 10,000 square foot gaming room at Mountaineer Park with 500 additional slot machines); (2) the increase in patronage driven by new amenities as Mountaineer Park develops into a destination resort; (3) marketing and promotion campaigns; and (4) changing games and machines to meet changing patron interest and demand.

        A summary of gaming operations revenue at Mountaineer Park for the three months ended September 30, 2002 and 2001 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30
	2002	2001
Total amount played	$736,004,000	$476,002,000
Less amount won by patrons	(671,356,000)	(423,879,000)

Revenue—Gaming operations	$64,648,000	$52,123,000

Average daily net win per terminal	$237	$263

        In the third quarter of 2002, the average net win per day for coin drop machines was $255 compared to $172 for ticket terminals. For the same period, average daily net win for the track-based machines was $64 compared to $270 earned on the Lodge-based terminals for a facility-wide average of $237 per machine per day. At the end of the third quarter of 2002 and 2001, Mountaineer Park operated a total of 3,000 and 2,500 slots, respectively.

        Given the increase in machine count (approximately 3,000 machines at September 30, 2002), management views the win-per-day-per-machine numbers as evidence of the continued upward trend in performance of Mountaineer's video lottery operation, notwithstanding the decrease in net win per-day per machine. Management expects this trend to continue based upon the following drivers: full implementation and advertising of the new maximum wager, expanding the geographical reach of the Company's target markets with the opening of the new hotel rooms; expanded use of the progressive jackpots (including state-wide progressive jackpots, if implemented); increased foot traffic in the casino as a result of convention and event business; and further increases in machine count, subject to regulatory approval.

        The Company began operating gaming at the Nevada Properties on October 1, 1999. The Speedway Property had gaming revenues of $1.8 million for the three months ended September 30, 2002, a 16.1% increase from $1.5 million for the same period in 2001. As a result of closing the Reno Property's casino in July 2001, that property had no gaming revenues for the three months ended September 30, 2002 compared to revenues of $137,000 for the same period in 2001.

        Costs of gaming operations increased by $8.1 million, or 26%, to $39.8 million for the three months ended September 30, 2002. Cost of gaming revenue in West Virginia increased by $8.3 million or 27% to $38.9 million for the three months ended September 30, 2002. The increased cost of gaming in West Virginia reflects a $7.3 million increase in statutory expenses directly related to the increase in gaming revenues. The expanded gaming facilities in 2001 (Uptown Speakeasy including the high-roller Fountain Room) and 2002 and additional amenities opened in 2002 generated increases in patron volume and higher levels of patron play. The expanded gaming facilities, increased patron activity and expanded customer service requirements caused an increase in personnel and supplies costs. As a result, wages and benefits as well as supplies expense increased for the quarter ending September 30, 2002 by $1.0 million. During the quarter, the Nevada Properties incurred $864,000 in costs associated with gaming, which is a 20% decrease compared to the same period in 2001. The decrease is attributable principally to the discontinuation of gaming at the Reno Property in July 2001.

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

        In prior years, the State of West Virginia annually reconciled the State Administrative Fee, and the amount not utilized by the State was refunded on June 30, the end of the State's fiscal year. In April 2001, West Virginia amended its video lottery statute, eliminating the reconciliation and refund of the unused portion of the administrative fee commencing with the State's fiscal year that began July 1, 2001. In prior years, the anticipated refund was accrued throughout the year. However, this change did not have an impact on the Company's financial results for the three months ended September 30, 2002 or 2001. The bill also established a new distribution scheme for the portion of each racetrack's net win in excess of that racetrack's net win for the twelve months ending June 30, 2001 (referred to in the amendment as "Excess Net Terminal Income"). After deducting the administrative fee, the Excess Net

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

        The amended Lottery Act also creates a separate capital reinvestment fund for each racetrack to which the State will contribute 42% of the surcharge attributable to each racetrack. Generally, for each dollar a racetrack expends on eligible capital improvements for the racetrack and adjacent property, the track will receive a dollar from the capital reinvestment fund. Depending upon the amount of a project, any amount expended in excess of the balance in the capital reinvestment fund may be carried forward three subsequent years. The Company recognizes amounts due from the capital reinvestment fund as qualifying capital expenditures are identified. At September 30, 2002, the Company's eligible capital improvements which can be carried forward aggregated approximately $36 million.

        Since July 1, 2002 commenced the new fiscal year for measurement purposes, the surcharge and the reduction in the net win retention percentage did not have any affect on the statutory payments for the three months ended September 30, 2002.

        Taxes and assessments paid to all of these funds are included in "Costs of Gaming" in the Consolidated Statements of Operations. Statutory costs and assessments, excluding the State Administrative Fee and the Company's share of the capital reinvestment fund, for the respective three-month periods are as follows:

	THREE MONTHS ENDED SEPTEMBER 30
	2002	2001
Employee Pension Fund	$313,000	$250,000
Horsemen's Purse Fund	9,704,000	7,739,000

SUBTOTAL	$10,017,000	$7,989,000
State of West Virginia	$18,781,000	$14,979,000
Tourism Promotion Fund	1,878,000	1,498,000
Hancock County	1,252,000	998,000
Stakes Races	626,000	499,000
Misc. State Projects	626,000	499,000

	$33,180,000	$26,462,000

PARIMUTUEL COMMISSIONS

        Parimutuel commissions revenue is a function of wagering handle, which means the total amount wagered without regard to predetermined deductions, with a higher commission earned on a more exotic wager, such as a trifecta, than on a single horse wager, such as a win, place, or show bet. In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The total wagering handle is composed of the amounts wagered by each individual. The total amounts wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a "take-out" or gross commission, from which the racetrack pays state and county taxes and racing purses. The Company's parimutuel commission rates are fixed as a percentage of the total wagering handle or total amounts wagered. Mountaineer Park's parimutuel revenues for the three months ended September 30, 2002 and 2001 are summarized below:

	THREE MONTHS ENDED SEPTEMBER 30
Simulcast racing parimutuel handle (import)	$5,957,000	$5,942,000
Live racing parimutuel handle	5,110,000	5,668,000
Less patrons' winning tickets	(8,729,000)	(9,141,000)

	2,338,000	2,469,000
Gross fees — export simulcast	2,136,000	1,647,000

	4,474,000	4,116,000
Less:
State and county parimutuel tax	(131,000)	(131,000)
Purses and Horsemen's Association	(2,105,000)	(1,818,000)

Revenues — parimutuel	$2,238,000	$2,167,000

        Total revenues for parimutuel commissions for the quarter ending September 30, 2002 increased 3.8% in comparison to 2001. This increase reflects the growth of export simulcasting fees by $489,000 to $2,136,000 and a decrease in live racing handle of 9.8% or $558,000 to $5,110,000 during the three months ended September 30, 2002 as compared the same period in 2001. Import simulcast for the three months ended September 30, 2002 remained consistent at $5.9 million as compared to the same period in the prior year. Management believes the decrease in live racing handle is due in part to one fewer racing day in 2002 and to the conversion of some live racing patrons to export simulcast patrons. Management is optimistic that its export simulcast business will continue to grow but not at the levels achieved in 2001 and 2000. The increase in Purses and Horsemen's Association amounts is attributable principally to the increase in export simulcasting revenues and video lottery revenues.

        Total costs of parimutuel commissions increased by $256,000 or 15%, from $1,678,000 for the three months ended September 30, 2001 to $1,934,000 for the same period in 2002. The increase is attributable to employee benefits, supplies, utilities and other services relating to racing operations.

        On August 9, 2002, the Company submitted a proposal to the West Virginia Racing Commission to operate telephone account wagering which, if approved and implemented, would represent a new source of revenue for the Company.

        On September 26, 2002, the Company received a license from the Pennsylvania State Horse Racing Commission to build a thoroughbred horse racetrack and conduct parimutuel wagering in Erie, Pennsylvania. The Company has commenced the process of pursuing the necessary building permits and designing the racetrack and related facilities. The Company is hopeful that the facility will be completed and open for the 2004 summer racing season.

FOOD, BEVERAGE AND LODGING OPERATIONS

        The combined food, beverage and lodging revenues increased 48% to $6.4 million for the three months ended September 30, 2002 compared to $4.3 million for the same period in 2001. Company wide, restaurant, bar and concession facilities produced $4.1 million of the revenue, a 27% increase over the three months ended September 30, 2001. Food and beverage revenues increased $882,000 to $3.7 million at Mountaineer Park in the third quarter of 2002. Management believes the increase in the number of patrons visiting the resort, the opening of the Riverfront Buffet in 2001 and La Bonne Vie restaurant in May 2002 and expanded beverage operations resulted in the growth in this area. Food and beverage revenues for the Nevada Properties decreased by $10,000.

        Lodging revenues were $2.3 million for the three months ended September 30, 2002, an increase of $1.2 million over the amount for the same period in 2001. Lodging revenues in West Virginia increased $1.3 million or 249% due to the opening of The Grande Hotel at Mountaineer in May 2002. Occupancy levels during the three months ended September 30, 2002 ranged from 65% for weekdays to 91% for weekends. The overall average occupancy rate was 72% for the quarter. Lodging revenues for the Nevada Properties decreased $38,000 due principally to the Reno Property as a result of the casino closing in July 2001. Management expects food, beverage and lodging revenue to continue to increase during 2002 (compared to the same period in 2001) due to the opening of the new hotel and dining facilities and as the Company markets Mountaineer Park as a destination resort.

        Direct expenses of food, beverage and lodging operations increased from $4.1 million for the third quarter of 2001 to $4.7 million for the same period in 2002. The direct expenses of food, beverage and lodging operations at Mountaineer Park increased $831,000, while the direct expenses for the Nevada Properties decreased $189,000 due principally to the closing of the casino and restaurant at the Reno Property in July 2001. Company wide, food and beverage direct costs increased $456,000 to $3.7 million for a gross profit of $347,000 for the three months ended September 30, 2002 compared to a loss of $69,000 for the same period in 2001. Lodging direct costs totaled $957,000 for the three months ended September 30, 2002 compared to $772,000 for the same period in 2001 resulting in a gross profit of $1.4 million for the 2002 period compared to a gross profit of $340,000 for the third quarter of 2001.

        Mountaineer Park's gross profit for food, beverage and lodging was $1.7 million for the three months ended September 30, 2002, compared to a gross profit of $365,000 for the same period in 2001. The increase is attributable principally to the opening of the new hotel and dining facilities during 2002. The food and beverage operations had a gross profit of $458,000 for the three months ended September 30, 2002 compared to a gross profit of $122,000 for the same period in 2001. Direct expenses of food and beverage increased $545,000 during the quarter ended September 30, 2002 due to the increase in revenues during the same period. Cost of sales of food and beverage increased by $30,000 during the quarter ended September 30, 2002 due to increased sales. The cost of food and beverage as a percentage of the corresponding revenue categories was 37.1% and 25.1% respectively, for the three months ended September 30, 2002, as compared to 48.1% and 28.2% for the same period in 2001. Wages and related benefits for food and beverage operations increased $447,000 due to increases in the number of personnel required by the expanded dining operations. Other food and beverage operating costs increased during the quarter ended September 30, 2002 by $68,000. Mountaineer Park's lodging operations had a gross profit of $1.2 million for the three months ended September 30, 2002 representing an increase of $976,000 over the same period in the prior year. The increase resulted directly from the opening of the new hotel on May 1, 2002. The cost of lodging increased $285,000 during the quarter ended June 30, 2002 due to additional personnel and operating costs associated with the new hotel.

        The Nevada Properties' food, beverage and lodging operations had an operating profit of $51,000 for the three months ended September 30, 2002 as compared to an operating loss of $93,000 for the same period in 2001. The operating profit for the Nevada Properties includes an operating loss at the

Speedway Property in 2002 of $58,000 as compared to an operating loss of $140,000 for the same period in 2001.

OTHER OPERATIONS

        Other sources of revenues increased by $900,000 to $2.1 million for the three months ended September 30, 2002 compared to the same period in 2001. Other operating revenues are primarily derived from the sale of tickets to events at the Harv, Convention Center, Spa/Fitness Center, golf course, sale of programs, lottery tickets, check cashing and ATM services. The revenue from special events held at the Harv in the third quarter was $717,000, which is an increase of $462,000 over the amount for the same period in 2001. Revenues from the Convention Center, which opened in August 2001, aggregated $327,000 for the three months ended September 30, 2002 compared to $71,000 for the same period in 2001. Revenues from check cashing and ATM service fees increased $74,000, or 21.8%, for the quarter ended September 30, 2002 compared to the same period in the prior year.

        In August of 2002, Mountaineer opened a new gift/jewelry shop and relocated the Spa off the lobby of the hotel. These additional amenities are expected to increase other revenues during the balance of 2002 and in future periods.

        Cost of other revenues increased by $1.2 million or 74% from $1.6 million for the three months ended September 30, 2001 to $2.8 million for the three months ended September 30, 2002. These increases are attributed primarily to the opening of the Convention Center in August 2001 ($244,000) and increases in the number of events at the Harv and corresponding increases in entertainment fees and other costs ($951,000, including $350,000 associated with certain litigation).

MARKETING AND PROMOTIONS EXPENSE

        Marketing and promotions expense increased by $1.2 million to $4.1 million for the third quarter of 2002 compared to the same period in 2001. Marketing expenses at Mountaineer Park increased $1.4 million to $3.9 million for the three months ended September 30, 2002 compared to the same period in 2001, due primarily to increased membership in the Frequent Players Club and related promotions as well as other group sales, gaming and departmental promotions ($1.2 million). Promotional activities included changes to and expansion of the Frequent Players Club point redemption program and various product giveaway promotions including vehicles. Marketing expenses at the Nevada Properties decreased $84,000 to $282,000 for the three months ended September 30, 2002 with the Reno Property accounting for $70,000 of the decrease.

GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST

        General and administrative expenses increased by $2.8 million or 45% from $6.3 million for the three months ended September 30, 2001 to $9.1 million for the same period in 2002. The percentage of general and administrative expense to sales increased to 11.8% for the third quarter of 2002 in comparison to 10.3% for the same period in 2001. The increase in general and administrative expense is attributable primarily to: (1) increase in salary and benefits costs ($784,000) and supplies and other costs ($627,000) of security, surveillance, housekeeping, maintenance and accounting relating to Mountaineer Park's expanded facilities and larger crowds; (2) increase in property insurance costs at Mountaineer Park ($241,000); (3) increase in real estate taxes at Mountaineer Park ($227,000); (4) increase in amounts accrued for long-term incentive compensation arrangements ($276,000); (5) increase in certain professional fees and expenses related to the Company's pursuit of a license to build a new racetrack in Erie, Pennsylvania and other aspects of the Company's corporate development activities ($238,000); and (6) increase in group sales salaries and other related expenses at Mountaineer ($90,000) due to expanded group sales staffing for new and expanded facilities. On September 30, 2002 Mountaineer Park had 1,724 active employees representing an increase of 28% over the 1,354 active employees at September 30, 2001. General and administrative expenses for the Nevada Properties decreased for the three months ended September 30, 2002 by $112,000 to $866,000 due principally to the closing of the casino and restaurant at the Reno Property in July 2001.

        In the third quarter of 2002, the Company incurred $1,249,000 of interest expense compared to $1,070,000 in the third quarter of 2001, an increase of 17%. The increase in interest expense is attributable to the Company increasing its total debt from $74 million to $104 million, a 40% increase, partially offset by a decline in the effective interest rates from 5.7% at September 30, 2001 to 4.7% at September 30, 2002. The increase in borrowing is due primarily to the expansion of Mountaineer Park (see "Cash Flows").

DEPRECIATION AND AMORTIZATION EXPENSE

        Depreciation and amortization expenses increased 97%, or $1.9 million, to $3.8 million for the three months ended September 30, 2002. This increase reflects the $64 million increase in fixed asset balance at September 30, 2002 compared to September 30, 2001. Depreciation and amortization expense for the Nevada Properties aggregated $344,000 for the three months ended September 30, 2002. Depreciation is no longer being recorded for the Reno Property, which has been listed for sale.

        As discussed in Note 2 to Condensed and Consolidated Financial Statements, in accordance with Financial Accounting Standards Board Statement No. 142 "Goodwill and other Intangible Assets" (SFAS No. 142), the Company is no longer amortizing goodwill. Application of the non-amortization provisions of SFAS No. 142 resulted in an increase in net income of $62,500 for the three months ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

OPERATING REVENUES AND COSTS

        The Company earned revenues for the respective nine-month periods in 2002 and 2001 as shown below:

	NINE MONTHS ENDED SEPTEMBER 30
	2002	2001
OPERATING REVENUES
Gaming	$177,580,000	$143,905,000
Parimutuel Commissions	6,747,000	5,937,000
Food, beverage and lodging	14,593,000	11,747,000
Other	4,805,000	2,755,000

Total revenues	$203,725,000	$164,344,000

        Total revenues increased $39.4 million or 24% from $164.3 million for the nine months ended September 30, 2001 to $203.7 million for the same period in 2002. Of this increase, 26%, or $40.4 million, can be attributed to the operations at Mountaineer Park, including an increase in gaming revenues of $34.2 million or 25% to $172.4 million. Revenue from parimutuel commissions increased by $810,000 for the nine months ended September 30, 2002, with export simulcast fees generating $1 million of this increase, offset by a decrease in live and import simulcast commissions. Food, beverage and lodging operations, and other operations, contributed $2.8 million and $2.0 million, respectively of increased revenues for this period.

        Directly related expenses increased by $28.1 million to $132.1 million during the nine months ended September 30, 2002 compared to the same period in 2001, principally as a result of the

$39.4 million increase in revenues. Costs of gaming operations, including applicable state taxes and fees increased approximately $24.2 million. Parimutuel direct cost increased by $732,000, while cost of food, beverage and lodging increased by $1.3 million. The cost of other income increased by $2.6 million in 2002 to $6.2 million. The increase is due primarily to the opening of the Convention Center in August 2001, additional shows and special events at the Harv and cost increases associated with the Spa and Fitness Center.

	NINE MONTHS ENDED SEPTEMBER 30
	2002	2001
OPERATING COSTS
Gaming operations	$107,925,000	$83,734,000
Pari-mutuel commissions	5,620,000	4,888,000
Lodging, food and beverage	12,289,000	11,745,000
Other revenues	6,218,000	3,593,000

Total Operating Costs	$132,052,000	$103,960,000

Gross profit (Loss):
Gaming operations	$69,655,000	$60,171,000
Parimutuel commissions	1,127,000	1,049,000
Lodging, food and beverage	2,304,000	2,000
Other revenues	(1,413,000)	(838,000)

Total Gross Profit	$71,673,000	$60,384,000

GAMING OPERATIONS

        Revenues from gaming operations increased 23% from $143.9 million during the nine months ended September 30, 2001 to $177.6 million in 2002. Management attributes the increase to the following factors: (1) Mountaineer Park's increase in slot machines from 1,905 to 3,000, including 500 slot machines added July 1, 2002; (2) the increase in patronage driven by the new amenities at Mountaineer Park; (3) marketing and promotion campaigns; and (4) new game themes and equipment to meet changing patron interest and demand. The gaming revenues for the Speedway Property increased by $800,000 for the nine months ended September 30, 2002 compared to the same period in 2001; such revenues for the Reno Property decreased by $1.3 million because of the discontinuation of gaming.

        A summary of the gaming revenues for Mountaineer Park for the nine months ended September 30, 2002 and 2001 is as follows:

	NINE MONTHS ENDED SEPTEMBER 30
	2002	2001
Total amount played	$1,988,874,000	$1,232,772,000
Less amounts won by patrons	(1,816,491,000)	(1,094,579,000)

Revenue — Gaming operations	$172,383,000	$138,193,000

Average daily net win per terminal	$241	$255

        For the nine months ended September 30, 2002, the average net win per day for coin drop machines at Mountaineer Park was $264 and $178 for ticket terminals. For the same period, average daily net win for the track-based machines was $73 while the Lodge-based terminals earned $279 for a facility-wide average of $241. The decrease in net win per machine for the nine months ended

September 30, 2002 compared to the same period for 2001 reflects the absorption of a 32.4% increase in average machine count. After consideration of the absorption of the increased machines, management believes the strong upward trend in gaming revenues continues at Mountaineer. On July 1, 2002, the Company opened a new gaming room and added 500 new machines. Although the addition of the new machines initially decreases the net win per day per machine, it is expected that the additional machines will contribute to an increase in gaming revenues.

        Costs of gaming operations increased by $24.2 million, or 29%, to $107.9 million for the nine months ended September 30, 2002. Cost of gaming revenue in West Virginia increased by $25.2 million, or 31%, to $105.3 million for the nine months ended September 30, 2002. The increased cost of gaming in West Virginia reflects a $22.0 million increase in statutory expenses directly related to the increase in gaming revenues, including an increase of $1.9 million in statutory payments, or increased gaming taxes (net of the Company's share of the capital reinvestment fund), resulting from amendments to the video lottery statute (as previously discussed in Management's Discussion and Analysis of the three months ended September 30, 2002 compared to the three months ended September 30, 2001). The expanded gaming facilities in 2002 and 2001 generated increases in patron volume and higher levels of patron play. The expanded gaming facilities, increased patron activity, and expanded customer service requirements required an increase in personnel and supplies. As a result, wages and benefits as well as supplies expense increased for the nine months ended September 30, 2002 by $3.1 million. For the nine months ended September 30, 2002, the Nevada Properties incurred $2.6 million in costs associated with gaming, which is a 28% decrease as compared to the same period in 2001. The decrease is attributable to the discontinuation of gaming at the Reno Property in July 2001.

        After payment of a State Administrative Fee of 4% of revenues, Mountaineer Park is obligated to make payments from the remaining video lottery revenues to certain funds administered by the West Virginia Lottery Commission as previously discussed in Management's Discussion and Analysis of the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The surcharge and the reduction in the net win retention percentage, after consideration of the amounts due from the capital reinvestment fund, which are discussed in the previously referred to section of Management's Discussion and Analysis, had the effect of increasing statutory payments for the nine months ended September 30, 2002 by approximately $1.9 million.

        Taxes and assessments paid to all of these funds are included in "Costs of Gaming" in the Consolidated Statements of Operations. Statutory costs and assessments, excluding the State Administrative Fee and the Company's share of the capital reinvestment fund, for the respective nine-month periods are as follows:

	NINE MONTHS ENDED SEPTEMBER 30
	2002	2001
Employee Pension Fund	$811,000	$676,000
Horsemen's Purse Fund	23,121,000	20,947,000

SUBTOTAL	$23,932,000	$21,623,000
State of West Virginia	$57,939,000	$40,543,000
Tourism Promotion Fund	4,868,000	4,054,000
Hancock County	3,246,000	2,703,000
Stakes Races	1,623,000	1,351,000
Misc. State Projects	1,623,000	1,351,000

	$93,231,000	$71,625,000

        The change in the ratio of the percentage of gaming revenue paid to the State of West Virginia compared to changes in other categories reflects the impact of changes in the payment distribution scheme as a result of the amended video lottery statute.

PARIMUTUEL COMMISSIONS

        Mountaineer Park's parimutuel revenues for the nine months ended September 30, 2002 and 2001 are summarized below:

	NINE MONTHS ENDED SEPTEMBER 30
	2002	2001
Simulcast racing parimutuel handle (import)	$17,739,000	$18,519,000
Live racing parimutuel handle	13,234,000	14,503,000
Less patrons' winning tickets	(24,413,000)	(25,996,000)

	6,560,000	7,026,000
Gross fees -export simulcast	6,118,000	4,131,000

	12,678,000	11,157,000
Less:
State and county parimutuel tax	(383,000)	(388,000)
Purses and Horsemen's Association	(5,548,000)	(4,832,000)

Revenues — parimutuel	$6,747,000	$5,937,000

        Total revenues for parimutuel commissions for the nine months ended September 30, 2002 increased $810,000 or 14% in comparison to 2001. This increase can be attributed principally to the expansion of export simulcasting. Fees for export simulcast increased by $2.0 million to $6,118,000 during the nine months ended September 30, 2002 compared to $4,131,000 for the same period in 2001. Commissions from import simulcast and live racing for the nine months ended September 30, 2002 decreased $466,000 to $6.6 million compared to the same period in the prior year. The decrease in revenues from live racing and import simulcasting, which represents revenue from all parimutuel wagers placed by patrons at Mountaineer Park, occurred even though average daily live purses increased 14% from $142,130 for the nine months ended September 30, 2001 to $162,660 in the same period of 2002 and there were two additional racing days in 2002. Management believes that decreases in live racing and import simulcast can be attributed at least in part to the conversion of some live racing patrons to export simulcast patrons and patrons utilizing telephone and/or internet wagering. The increase in Purses and Horsemen's Association amounts is attributable principally to the increase in export simulcasting revenues.

        For the nine months ended September 30, 2002, parimutuel operations showed a gross profit of $1.1 million versus $1.0 million for the same period in 2001. This improvement in results from parimutuel operations is attributable largely to the growth of export simulcasting. Total costs of parimutuel commissions increased by $732,000 or 15%, from $4.9 million in the nine months ended September 30, 2001 to $5.6 million in the same period for 2002. The increase is attributable to direct and indirect wages and employee benefits as well as supplies, utilities and other services relating to racing operations. Costs directly linked to export simulcasting account for $36,000 of this increase.

FOOD, BEVERAGE AND LODGING OPERATIONS

        For the nine months ended September 30, 2002, food, beverage and lodging revenues accounted for a combined revenue increase of $2.8 million or 24% to $14.6 million compared to $11.7 million for the same period in 2001. Company wide, restaurant, bar and concession facilities produced $9.9 million of the revenue, a 14% increase over the nine months ended September 30, 2001. Food and beverage revenues increased $1.6 million to $7.1 million at Mountaineer Park for the nine months ended September 30, 2002. The growth in this area is attributable to the opening of new facilities such as La Bonne Vie restaurant in May 2002 and the Riverfront Buffet in 2001 as well as expanded beverage operations and increases in the number of patrons visiting the resort. Food and beverage revenues for the Nevada Properties increased by $108,000 at the Speedway Property, but decreased by $337,000 overall, owing to a decline of $445,000 at the Reno Property due to the closing of the restaurant in July 2001. Lodging revenues were $4.7 million for the nine months ended September 30, 2002, an increase of $1.6 million over the amount for the same period in 2001. Lodging revenues in West Virginia increased by $1.8 million or 128% due to the opening of The Grande Hotel at Mountaineer in May 2002. Lodging revenues for the Nevada Properties decreased by $222,000 due principally to the July 2001 closing of the Reno Property's casino.

        Direct expenses of food, beverage and lodging operations increased from $11.7 million for the nine months ended September 30, 2001 to $12.2 million for the same period in 2002. The direct expenses of lodging, food and beverage operations at Mountaineer Park increased $1.4 million, while the direct expenses for the Nevada Properties decreased $902,000 due principally to the closing of the casino and restaurant at the Reno Property in July 2001. Company wide, food and beverage direct costs increased $429,000 to $9.8 million for an operating profit of $81,000 for the nine months ended September 30, 2002 compared to a loss of $736,000 for the same period in 2001. Lodging direct costs totaled $2.5 million for the nine months ended September 30, 2002 compared to $2.4 million for the same period in 2001 resulting in a gross profit of $2.2 million for the nine months ended September 30, 2002 as compared to a gross profit of $737,000 for the same period of 2001.

        Mountaineer Park's gross profit for food, beverage and lodging was $2.3 million for the nine months ended September 30, 2002, compared to a gross profit of $372,000 for the same period in 2001. The increase is attributable principally to the opening of the new hotel in May 2002. The food and beverage operations had a gross profit of $378,000 for the nine months ended September 30, 2002 compared to a loss of $145,000 for the same period in 2001. Direct expenses of food and beverage increased $1.1 million during the nine months ended September 30, 2002 due to the increase in revenues during the same period and in part to pre-opening costs of approximately $101,000 incurred in connection with opening the new dining facilities in the hotel. Cost of sales of food and beverage decreased by $250,000 during the nine months ended September 30, 2002 due in part to purchasing and cost control. The cost of food and beverage as a percentage of the corresponding revenue categories was 40.4% and 25.6% respectively, for the nine months ended September 30, 2002, as compared to 53.7% and 29.2% for the same period in 2001. Wages and related benefits for food and beverage operations increased $1.1 million due to increases in the number of personnel required by the expanded dining operations. Other food and beverage operating costs increased during the nine months ended September 30, 2002 by $164,000. Mountaineer Park's lodging operations had a gross profit of $2.0 million for the nine months ended September 30, 2002 resulting directly from the opening of the new hotel on May 1, 2002. This is an increase of $1.4 million over the amount for the comparable period in 2001. The cost of lodging increased $383,000 during the nine months of 2002 due to additional personnel and operating costs associated with the new hotel.

        The Nevada Properties' food, beverage and lodging operations had an operating loss of $27,000 for the nine months ended September 30, 2002 compared to an operating loss of $371,000 for the same period in 2001. The decrease is attributable to a decline of $263,000 in the Reno Property loss due to closing the restaurant in July 2001 and improvement in the operating performance at the Speedway Property.

OTHER OPERATIONS

        Other sources of revenues increased by $2.1 million to $4.8 million for the nine months ended September 30, 2002 compared to the same period in 2001. Other operating revenues are primarily derived from the sale of tickets to events at the Harv, Convention Center, Spa/Fitness Center, golf course, sale of programs, lottery tickets, check cashing and ATM services. The revenue from special events held at the Harv during the nine months ended September 30, 2002 was $1.5 million, an increase of $935,000 over the amount for the same period in 2001 and is attributable to an increase in the number of events. Revenues from the Convention Center, which opened in August 2001, amounted to $559,000 for the nine months ended September 30, 2002 representing an increase of $487,000 over the same period in 2001. The Spa/Fitness Center revenues increased by $163,000 to $273,000 for the nine months ended September 30, 2002. In August 2002, the Company relocated the Spa to an expanded location in the new hotel. Revenues from check cashing and ATM service fees increased by $224,000 for the nine months of 2002 compared to the same period in 2001.

        Costs of other revenues increased by $2.6 million from $3.6 million for the nine months ended September 30, 2001 to $6.2 million for the nine months ended September 30, 2002. The increase can be attributed primarily to the opening of the Convention Center in August 2001 ($600,000), increases in costs associated with the greater number of events held at the Harv ($1.7 million including $1.4 million relating to entertainment) and additional volume and operations at the Spa/Fitness Center ($171,000).

MARKETING AND PROMOTIONS EXPENSE

        Marketing expenses increased by $1.9 million for the nine months ended September 30, 2002 to $10.6 million. Marketing expenses at Mountaineer Park increased by $2.6 million to $9.8 million for the nine months ended September 30, 2002 compared to the same period in 2001. The increase in marketing and promotions expense for Mountaineer Park was due primarily to increased membership in the Frequent Players Club and related promotions as well as group sales, gaming and departmental promotions ($2.5 million) and various sponsorships ($457,000). Promotional activities included changes to and expansion of the Frequent Players Club point redemption program and various product giveaway promotions including vehicles. These increases were offset in part by decreases in direct mail costs, print production costs and radio/television advertising of $102,000 and an increase in the State advertising matching grant of $281,000. Marketing expenses at the Speedway Property decreased from $1 million for the nine months ended September 30, 2001 to $784,000 for the same period in 2002 as a result of reduced spending on radio and television advertising. Marketing costs for the Reno Property also decreased by $390,000 to $65,000 for the nine months ended September 30, 2002 compared to the same period in 2001 due to the closing of the casino and restaurant in July 2001.

GENERAL AND ADMINISTRATIVE AND INTEREST EXPENSES

        General and administrative expenses for the nine months ended September 30, 2002 increased by $6.7 million or 38% from $17.8 million to $24.5 million. The percentage of general and administrative expense to sales increased to 12% for the nine months ended June 30, 2002 in comparison to 11% for the same period in 2001. The increase in general and administrative expense is attributable to: (1) increase in salary and benefits costs ($1.2 million) and other costs ($1.4 million) of security, surveillance, housekeeping, accounting, and maintenance relating to Mountaineer Park's expanded facilities and larger crowds; (2) increase in property insurance costs at Mountaineer Park ($384,000); (3) increase in real estate taxes at Mountaineer Park ($312,000); (4) increase in amounts accrued for long-term incentive compensation arrangements ($547,000); (5) increase in certain professional fees and expenses related to the Company's pursuit of a license to build a new racetrack in Erie, Pennsylvania and other aspects of the Company's corporate development activities ($564,000); and (6) increase in group sales salaries and other related expenses at Mountaineer ($300,000) due to expanded group sales staffing for new and expanded facilities. General and administrative expenses for the Nevada Properties decreased in the aggregate for the nine months ended September 30, 2002 by $333,000 to $2.4 million of which $567,000 is attributable to the Reno Property due to the closing of the casino and restaurant in July 2001.

        During the nine months ended September 30, 2002, the Company incurred $3.1 million of interest expense compared to $3.0 million for the same period of 2001. Although the Company increased its total debt from $74 million to $104 million, a 40% increase, a decline in the effective interest rates offset the interest impact of the increased debt. The increase in borrowing is due primarily to the expansion of Mountaineer Park (see "Cash Flows").

DEPRECIATION AND AMORTIZATION EXPENSE

        Depreciation and amortization expense increased by 63%, or $3.9 million, to $10.2 million for the nine months ended September 30, 2002. This increase reflects the increased capitalization of improvements completed at Mountaineer Park resulting in an increase in the fixed asset balances of $64 million at September 30, 2002 as compared to September 30, 2001. Depreciation for the Nevada Properties decreased by $454,000 to $1.3 million for the nine months ended September 30, 2002, due principally to the closing of the casino and restaurant in July of 2001 and depreciation no longer being recorded for the Reno Property, which has been listed for sale. As discussed in Note 2 to Condensed and Consolidated Financial Statements, in accordance with Financial Accounting Standards Board Statement No. 142 "Goodwill and other Intangible Assets" (SFAS No. 142), the Company is no longer amortizing goodwill. Application of the non-amortization provisions of SFAS No. 142 resulted in an increase in net income of $187,500 for the nine months ended September 30, 2002.

CASH FLOWS

        The Company's operations produced $28.1 million in cash flow in the nine months ended September 30, 2002, compared to $30.4 million produced in the same period of 2001. Current year non-cash expenses included $10.2 million of depreciation and amortization.

        The Company invested $40.2 million in capital improvements principally for Mountaineer Park during the nine months ended September 30, 2002 versus $42.2 million in the same period of 2001. The Company also invested $431,000 in capital assets related to the Nevada Properties, which is included in the preceding amount, compared to $2.5 million during the nine months ended September 30, 2001.

        The Company borrowed $20.4 million under its Credit Facility during the nine months ended September 30, 2002 and repaid approximately $603,000 during the period. These borrowings were used principally for expansion at Mountaineer Park.

LIQUIDITY AND SOURCES OF CAPITAL

        The Company's working capital balance as of September 30, 2002 was $3,553,000 and its unrestricted cash balance was $13,065,000. Racing purses are paid from funds contributed by the Company to bank accounts owned by the horse owners who race at Mountaineer Park. At September 30, 2002, the balance in this account exceeded purse obligations by $544,000. In the event the purse obligations exceed the balance in the account the Company may fund all or a portion of such amounts. However, such funding advances will be repaid to the Company from future accumulations in this account.

        Pursuant to a June 27, 2002 Second Amended and Restated Credit Agreement with a consortium of banks led by Wells Fargo Bank, the Company has a $100,000,000 revolving line of credit, which expires in August of 2005 (the "Bank Facility"). The Bank Facility calls for payments of interest only through the second quarter of 2003 (at which time the Company must amortize any amounts outstanding in excess of $60,000,000 over the remainder of the life of the facility), continues to be secured by substantially all of the assets of the Company and its operating subsidiaries, and contains customary affirmative and negative covenants and events of default. The Company may elect to borrow at the London Interbank Offered Rate (LIBOR), plus a margin ranging from 1.5% to 2.5%. Alternatively, the Company may elect to borrow at either the Prime Rate or Federal Funds Rate, plus a margin ranging from 0.25% to 1.25%. The applicable margin added to the benchmark rates listed above depends upon the ratio of the Company's debt to EBITDA. The applicable margin as of September 30, 2002 was 2.5 over LIBOR.

        At September 30, 2002, the outstanding principal balance of the Wells Fargo loan was $90,397,000. The Bank Facility permits the Company to finance separately up to $21 million of additional senior indebtedness for the purchase or lease of equipment. The Company has various arrangements with banks and their affiliated leasing companies for such equipment financing. As of September 30, 2002 the aggregate outstanding principal balance related to equipment financing was $12,757,000.

        On October 5, 2000, as required by the Bank Facility, the Company entered into an Interest RateCap Agreement with Wells Fargo Bank at a cost of $214,750. The agreement caps the Company's interest rate under the Bank Facility at 7.5% (plus the applicable margin) with respect to $30 million of principal. In the first quarter of 2001, in compliance with Financial Accounting Standards Board Statement No. 133 Accounting for Derivative Instruments and Hedging Activities, the fair value of the derivative was recognized and shown as a cumulative effect adjustment in the statement of operations resulting in a pre-tax loss of $139,000 ($92,000 loss net of taxes) from the cumulative effect of the accounting change. The derivative continues to be carried at its fair value on the balance sheet.

        Capital Improvements.    The Company is in the process of implementing Mountaineer Park's previously announced four-phase expansion plan. Phase I of the expansion, which included a 32,000 square foot expansion of the Speakeasy Gaming Saloon, the construction of the events center, additional parking lots, and the spa, has been completed. The Company has also completed the construction of Phase II, which included a further expansion of the Speakeasy Gaming Saloon and construction of the convention center, which were completed in 2001, and the hotel, enclosed swimming pool, retail plaza and restaurants, which were completed in the second quarter of 2002 or shortly thereafter. The hotel opened on May 1, 2002.

        During the nine months ended September 30, 2002, the Company spent $44.6 million for capital improvements (including capital leases) and land acquisitions. These expenditures included $33.5 million for expansion at Mountaineer Park, $7.2 million for additional gaming and surveillance equipment, and $1.2 million for the purchase of properties adjacent to or near Mountaineer Park. During the balance of 2002, the Company expects to spend approximately $10 million to $13 million on capital improvements and expansion at Mountaineer Park, gaming equipment and land acquisition.

        On September 26, 2002 the Company received a license from the Pennsylvania State Horse Racing Commission to build a thoroughbred horse racetrack and conduct parimutuel wagering in Erie, Pennsylvania. The Company has commenced the process of pursuing the required building permits and designing the racetrack and related facilities. The license requires the Company to build the facility within three years of the date the license was granted. The Company is hopeful that the facility will be completed and open for the 2004 summer racing season. Management has estimated that it will spend between $25-$56 million on construction of the racetrack and facilities. The ultimate construction cost will depend on the final architectural design and the amenities to be included. Additionally, the Company expects to spend approximately $7.7 million for acquisition of real property for the new racetrack. If the Company decides to purchase the back-up site, it would be required to spend approximately $2.4 million for a 130-acre parcel that is contiguous with parcels the Company currently controls. Commencement of racing and parimutuel operations in Erie remains subject to risks and uncertainties, which include but are not limited to zoning, closing on the real property for the site, which is currently under option, unforeseen title, engineering, environmental, or geological problems, work stoppages, weather interference, including floods, construction delays and other risks associated with building a racing operation, and compliance with the terms of the license concerning timing.

        Any significant acquisition during 2003 would likely be financed separately or through issuance of the Company's common stock.

        Management believes that except as set forth above, its cash balances, cash flow from operations, and available lines of credit will be sufficient to cover contemplated capital expenditures. Although it has no current plans to do so, the Company may also finance its expansion through the public or private sale of debt or equity securities.

        Outstanding Options.    As of September 30, 2002, there were outstanding options to purchase approximately 3.4 million shares of the Company's common stock. If all such options were exercised, the Company would receive proceeds of approximately $10.2 million.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The company is exposed to changes in interest rates primarily from its long-term debt arrangements. Under its current policies, the Company uses interest rate derivative instruments to manage exposure to interest rate changes for a portion of its debt arrangement. Taking into account the effects of interest rate derivatives designated as hedges, a hypothetical 100 basis point adverse move in interest rates along the entire rate yield curve would have limited effect on the net fair value of all interest sensitive financial instruments at September 30, 2002.

ITEM 4—CONTROLS AND PROCEDURES

  (a)
  Evaluation of disclosure controls and procedures.

        The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-Q Quarterly Report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

  (b)
  Changes in internal controls.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

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

        Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        The Company held its annual meeting of shareholders on July 31, 2002. The table below presents the matters submitted to a vote and the results of that vote:

  (a)
  The following directors were elected by the following vote:

	FOR	WITHHELD
Edson R. Arneault	22,806,609	1,759,907
Robert L. Ruben	21,853,105	2,713,411
Robert A. Blatt	22,062,602	2,503,914
James V. Stanton.	24,379,302	187,214
Donald J. Duffy	24,376,192	190,324
  (b)
  The proposal to ratify the appointment of the independent public accountants for the year ending December 31, 2002 was approved by the following vote:

FOR	AGAINST	ABSTAIN
24,296,586	252,718	17,212

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
3.3	Amended Bylaws of the Company (incorporated by reference to the Company's report on Form 8-K filed February 20, 1998).
4.1	Excerpt from Common Stock Certificates (incorporated by reference to the Company's report on Form 10-K filed March 30, 2001)
10.11	MTR Gaming Group, Inc. 2002 Employee Stock Incentive Plan (filed herewith).
99.1	Certification of Edson R. Arneault pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
  (b)
  Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the three months ended September 30, 2002 and thereafter.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1933, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 14, 2002	MTR GAMING GROUP, INC.
	By:	/s/ EDSON R. ARNEAULT Edson R. Arneault CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER
	By:	/s/ JOHN W. BITTNER, JR. John W. Bittner, Jr. CHIEF FINANCIAL OFFICER

I, Edson R. Arneault, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of MTR Gaming Group, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ EDSON R. ARNEAULT Edson R. Arneault Chairman, President and Chief Executive Officer

I, John W. Bittner, Jr., certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of MTR Gaming Group, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ JOHN W. BITTNER, JR. John W. Bittner, Jr. Chief Financial Officer

QuickLinks

MTR GAMING GROUP, INC. INDEX FOR FORM 10-Q
PART 1 FINANCIAL INFORMATION
  ITEM 1—FINANCIAL STATEMENTS
MTR GAMING GROUP, INC. CONDENSED AND CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MTR GAMING GROUP, INC. CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
MTR GAMING GROUP, INC. CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MTR GAMING GROUP, INC. NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4—CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES