Form 10-K
period 2002-12-31
MTR GAMING GROUP INC
filed 2003-03-31
CIK 834162

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE
SECURITIES ACT OF 1934

FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2002

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

        Indicate by check mark whether the Company (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K of Section 299.405 of this chapter) is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of our common stock held by non-affiliates (all persons other than executive officers or directors) of the Company on March 25, 2003 (based on the closing sale price per share on the NASDAQ Stock Market on that date) was $159,967,335.

        Our common stock outstanding at March 25, 2003 was 28,167,335 shares.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS	1
	CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION	1
	COMPANY HISTORY	1
	Introduction	2
	Mountaineer Race Track & Gaming Resort	3
	Nevada Properties	5
	BUSINESS STRATEGY	5
	COMPETITION	8
	Gaming Operations	8
	Racing and Parimutuel Operations	8
	EMPLOYEES	9
	REGULATION AND LICENSING	9
	General	9
	West Virginia Racing and Gaming Regulation	10
	Nevada Gaming Regulation	12
	Impact of Resort Hotel Legislation	16
	Pennsylvania Racing Regulation	16
	IRS Regulations and Currency Transaction Reporting	17
	Restrictions on Share Ownership and Transfer	17
	Environmental Matters	17
	Compliance With Other Laws	17
	CERTAIN RISKS RELATED TO OUR BUSINESS	18
ITEM 2.	PROPERTIES	23
	Hotel, Gaming, Racing and Other Property	23
	Equipment Leases	24
ITEM 3.	LEGAL PROCEEDINGS	24
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	25
ITEM 5.	MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	25
ITEM 6.	SELECTED FINANCIAL DATA	25
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26
	Overview	27
	Results of Operations	27
	Year Ended December 31, 2002 Compared to Year Ended December 31, 2001	28
	Operating Revenues and Costs	28
	Gaming Operations	29
	Parimutuel Commissions	32
	Food, Beverage and Lodging	33
	Other Operating Revenues	34
	Marketing and Promotions Expense	34
	General and Administrative Expenses and Interest	35
	Year Ended December 31, 2001 Compared to Year Ended December 31, 2000	35
	Operating Revenues and Costs	35

i

	Gaming Operations	36
	Parimutuel Commissions	38
	Food, Beverage and Lodging Operations	39
	Other Operations	40
	Marketing and Promotions Expense	40
	General and Administrative Expenses and Interest	40
	Liquidity and Sources of Capital	41
	Commitments and Contingencies	42
	Critical Accounting Policies	44
	Revenue Recognition	44
	Impairment of Long-Lived Assets and Intangibles	45
	Self-Insurance	45
	Frequent Players Program at Mountaineer	45
	Income Taxes	45
	Newly Issued Accounting Standards	45
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	46
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	46
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	46
PART III
ITEM 10.	DIRECTORS AND OFFICERS OF THE COMPANY	47
	Business Experience	47
ITEM 11.	EXECUTIVE COMPENSATION	51
	Summary Compensation Table	51
	Option Grants in 2002	52
	Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values	52
	Equity Compensation Plan Information	53
	Section 16(a) Beneficial Ownership Reporting Compliance	53
	Employment Agreements	53
	Compensation of Directors	55
ITEM 12.	STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	55
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	56
ITEM 14.	CONTROLS AND PROCEDURES	57
PART IV
ITEM 15.	EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K	57
	Report of Independent Auditors	57
	Consolidated Financial Statements	57
	Notes to Consolidated Financial Statements	57
	Exhibits	58
Signatures		61
	Schedule II—Valuation and Qualifying Accounts	62
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS		F-1

ii

ITEM 1. BUSINESS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

        This document includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" regarding our strategies, plans, objectives, expectations, and future operating results are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, will, likely, continue and similar terms and phrases, and include all discussions of our plans for the design, development, construction and operation of proposed racetracks and our plans for acquisition of properties and operations. Although we believe that the expectations reflected in such forward-looking statements are reasonable at this time, we can give no assurance that such expectations will prove to have been correct. Such statements are subject to a number of risks and uncertainties that could cause the statements made to be incorrect and/or for actual results to differ materially. Those risks and uncertainties include but are not limited to weather conditions or road conditions limiting access to our properties and the cyclical and seasonal nature of our business, adverse changes in West Virginia video lottery laws or the rates of taxation of video lottery operations, legalization of new forms of gaming in our target markets, which would lead to increased competition, other significant competition, general economic conditions affecting the resort business, dependence upon key personnel, changes in the number of diluted shares, leverage and debt service, expiration or non-renewal of gaming licenses, costs associated with maintenance and expansion of Mountaineer Park's infrastructure to meet the demands attending increased patronage, costs and risks attending construction, expansion of operations, continued dependence on Mountaineer for the vast majority of our revenues, disruption in developing and integrating our Pennsylvania and Ohio operations and other facilities we may expand and/or acquire, extensive regulation by gaming and racing authorities, environmental laws and potential exposure to environmental liabilities, limited public market and liquidity, shares eligible for future sale, impact of anti-takeover measures, and other risks detailed from time to time in our Securities and Exchange Commission filings and press releases. We do not intend to update publicly any forward-looking statements, except as may be required by law.

COMPANY HISTORY

        Through our wholly owned subsidiaries, we own and operate the Mountaineer Racetrack & Gaming Resort in Chester, West Virginia and the Ramada Inn and Speedway Casino in North Las Vegas, Nevada. During 2002 we also owned and operated a hotel in Reno, Nevada, which we sold in 2003. We have obtained a license to build a thoroughbred racetrack and operate parimutuel wagering in Erie, Pennsylvania, which we intend to build, subject to favorable resolution of a legal challenge to the grant of the license and various land acquisition and development risks. We and our newly formed, wholly owned subsidiary, Racing Acquisition, Inc., are parties to a Merger Agreement by which we would acquire all of the issued and outstanding stock of Scioto Downs, Inc., which owns and operates a harness horse racing track with parimutuel wagering in Columbus, Ohio. Consummation of the merger is subject to customary conditions, including receipt of all necessary governmental approvals and the approval of the shareholders of Scioto Downs, Inc.

        We were incorporated in March 1988 in Delaware under the name "Secamur Corporation," a wholly owned subsidiary of Buffalo Equities, Inc. ("Buffalo"), and later "spun-off" through the sale of its stock to the stockholders of Buffalo in January 1989. In June 1989, we merged with Pacific International Industries, Inc., which had been engaged in the contract security guard services business in Southern California since its inception in February 1987. Upon completion of the merger, we were renamed Excalibur Security Services, Inc. to reflect its new line of business. After operating unprofitably, we filed a voluntary petition for reorganization with the U.S. Bankruptcy Court for the Central District of California in December 1990 and became a Chapter 11 debtor-in-possession. The Bankruptcy Court approved our sale of its security guard services business in May 1991, and confirmed our plan of reorganization in December 1991. The plan of reorganization authorized us to acquire, primarily, specified gaming and oil and gas businesses. Upon confirmation of the plan of reorganization, we changed our name to Excalibur Holding Corporation. In connection with management's decision to operate as a gaming company, we were renamed Winners Entertainment, Inc. in August 1993. At the annual meeting of stockholders on October 15, 1996, our stockholders approved a change of our name from Winners Entertainment, Inc. to MTR Gaming Group, Inc. Since 1998, we have operated only in the gaming and entertainment business.

INTRODUCTION

        We own and operate the Mountaineer Racetrack & Gaming Resort, a destination hotel/resort and entertainment facility providing, pursuant to the West Virginia Racetrack Video Lottery Act of 1994, as amended (the "Lottery Act"), slot machine gaming and thoroughbred horse racing with parimutuel wagering. Mountaineer is one of only four racetracks in West Virginia permitted to operate slot machines. Mountaineer is strategically located at the northern tip of West Virginia's northwestern panhandle, primarily serving residents of the Ohio Valley (including Cleveland and Youngstown) and western Pennsylvania (including Pittsburgh). Mountaineer currently competes directly with only one other facility with respect to its slot machines, a greyhound racetrack with slot machines, located 50 miles from Mountaineer in Wheeling, West Virginia, which offers only limited amenities as compared to Mountaineer. In addition, Mountaineer is the only racetrack in the state permitted to operate slot machines apart from the racetrack. Accordingly, approximately 2,500 of Mountaineer's 3,000 slot machines are located in a casino-like gaming area that is integrated with the hotel and convention facilities. We also own and operate the Ramada Inn and Speedway Casino in North Las Vegas, Nevada. Unless stated otherwise, references to total revenues, revenues and gross profit are before deducting promotional allowances.

        Since introducing slot machines at Mountaineer in 1994, we have achieved growth in revenues and EBITDA. Our total revenues have increased more than tenfold, from $24.9 million in 1995 to $266.3 million in 2002. During this period, the number of slot machines operated at Mountaineer increased from 800 to 3,000. Similarly our EBITDA has grown from ($3.4) million in 1995 to $46.1 million in 2002. Our growth continues to remain strong as our total revenues and EBITDA for the year ended December 31, 2002 grew 21.9% and 8.8%, respectively, over 2001 despite operating disruptions from recently completed expansion projects, including, among other things, a new 258-room luxury hotel. We attribute much of this increase not only to increases in the number of slot machines operated, but also to periodic legislative enhancements that have permitted more popular types of games and, most recently, higher wagering limits. We expect that our recent investments in infrastructure and amenities, which allow us to provide our patrons a higher quality, diversified gaming and entertainment experience, will continue to drive growth in our revenues and EBITDA. To this end, we will seek to broaden our customer base by expanding our marketing campaign to promote Mountaineer as a destination hotel, convention and resort facility with the addition of our new luxury hotel and convention center.

        In order to leverage our expertise and capitalize on new development opportunities, we are expanding our racing operations to Pennsylvania and Ohio. In September 2002, the Pennsylvania Horse Racing Commission unanimously granted us a license to build a new thoroughbred horse racetrack in Erie, Pennsylvania and to conduct parimutuel wagering. We plan to build the new racetrack and commence operations as soon as practicable, subject to favorable resolution of a pending judicial review of our license, the ability to obtain clear title to the property to which our license relates and which we currently have under option and other construction-related risks. We also recently entered into a merger agreement to purchase Scioto Downs, Inc., which owns and operates a harness horse racing facility with parimutuel wagering in Columbus, Ohio. In the event Pennsylvania and/or Ohio enact new gaming laws, like those in West Virginia that permit slot machines at racetracks, we would expect our racing facilities in these states to benefit from the addition of slot machines. However, if proposed legislation is passed in Pennsylvania legalizing slot machines at racetracks, Mountaineer would also compete with the Meadows, a harness horse racing track in Washington, Pennsylvania, should it install slot machines, or any other facility ultimately licensed and built within Mountaineer's target market.

  Mountaineer Racetrack & Gaming Resort

        Overview.    Since acquiring Mountaineer in 1992, we have renovated and expanded its facilities in order to maximize the benefits of the Lottery, which permits us to operate slot machines at Mountaineer, and subsequent amendments that have permitted additional types of gaming machines and made their operation more profitable. We continue to focus on expanding the reach of our extensive customer base at Mountaineer and improving our operating results. We have invested approximately $156 million in capital improvements and expansion projects at Mountaineer from 2000 through 2002. As a result, Mountaineer has become a diverse entertainment and convention complex and destination resort with:

  •
  121,956 square feet of gaming space housing 3,000 slot machines, which includes approximately 500 slot machines at the racetrack and approximately 2,500 slot machines in a 97,725 square-foot casino-like gaming area, known as the "Speakeasy Gaming Saloon," integrated with the hotel rooms and convention space, spa and retail plaza;

  •
  359 hotel rooms, including the new 258-room, 219,000 square foot Grande Hotel at Mountaineer, which opened in May 2002 and offers 22 suites, a full-service spa and salon, a gourmet coffee shop, a buffet, a 60-seat upscale steakhouse, a retail plaza and an indoor and outdoor swimming pool, and, generally, a level of luxury not previously seen within twenty-five miles of the resort;

  •
  52,750 square feet of convention space, which can accommodate seated meals for groups of up to 1,870 as well as smaller meetings in more intimate break-out rooms;

  •
  a 69,000 square foot theater and events center, known as the "Harv," that seats approximately 5,000 patrons for concerts, boxing matches and other entertainment offerings;

  •
  Woodview, an eighteen-hole par 71 golf course measuring approximately 6,550 yards on 170 acres located approximately seven miles from Mountaineer;

  •
  a 12,000 square foot state-of-the-art fitness center;

  •
  on-site parimutuel wagering and thoroughbred, harness and greyhound racing simulcast from other prominent tracks, as well as wagering on Mountaineer's races from more than 600 sites to which the races are simulcast;

  •
  year-round live thoroughbred horse racing on a one-mile dirt surface or a 7/8 mile grass surface with expansive clubhouse and grandstand viewing areas with enclosed seating for 770 patrons and 2,800 patrons, respectively;

  •
  surface parking for approximately 5,400 cars; and

  •
  approximately 1,945 acres of owned real property in Hancock County, West Virginia, of which approximately 215 acres comprise the resort site, 170 acres comprise the Woodview golf course and approximately 1,560 acres are available for future development, and an additional 318 acres under contract.

        Slot Machine Operations.    Mountaineer's revenues and profits are driven primarily by its slot machine operations and to a lesser extent its lodging, food and beverage operations, parimutuel wagering, convention center, events center, and recreational facilities fees. Mountaineer currently operates 3,000 slot machines in various configurations of denominations and coin drop/ticket out machines.

        Mountaineer has enjoyed strong growth in its slot business as a result of positive legislation (Las Vegas style coin drop machines permitted by amendment in June 1999; relief from limitation on ratio of machines in hotel versus horse racetrack buildings from 1:1 between 1994 and June 1998 to 2:1 in June 1998, elimination of the ratio in 2000, and increase in the maximum slot wager from $2 to $5 in 2001), increases in machine count (from 400 in 1994, to 800 in 1995, to 1,000 in 1997, to 1,200 in July of 1998, to 1,345 in 1999, to 1,905 in 2000, to 2,500 in September 2001, to 3,000 in July 2002), progressive advertising and marketing, and increased patronage resulting from Mountaineer's development into a destination resort.

        Mountaineer derives revenues from the operation of gaming in the form of net win on the gross terminal income, or the total cash deposited into a machine less the value of credits cleared for winning redemption tickets, tokens or coins. Pursuant to the Lottery Act, Mountaineer's commission is fixed at 47% of the net win after deducting an administrative fee of 4% of gross terminal revenues first paid to the State of West Virginia. Additionally, net win in excess of Mountaineer's net win for the year ended June 30, 2001, or "Excess Net Terminal Income" as it is referred to in a 2001 amendment of the Lottery Act, is subject to a 10% surcharge. Mountaineer's threshold for Excess Net Terminal Income is fixed at approximately $162.0 million. However, the amendment created a capital reinvestment fund to which the State will contribute 42% of the surcharge. Generally, for each dollar a horse racetrack expends on capital improvements for the horse racetrack and adjacent property, the horse racetrack will receive a dollar from the capital reinvestment fund. Further, after deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the racetracks will receive 42% (as opposed to 47%) of the remaining net win.

        Racing and Parimutuel Wagering Operations.    Mountaineer offers live thoroughbred horse racing on dirt and grass surfaces before expansive clubhouse and grandstand viewing areas with enclosed seating (770 seats and 2,800 seats respectively) for year-round racing. In August 2000, Mountaineer also began exporting its signal to other outlets in the United States, Canada and the Caribbean. Those outlets (more than 600 off-track wagering facilities thus far) simulcast Mountaineer's races and conduct parimutuel wagering. Mountaineer also conducts parimutuel wagering on horse and greyhound racing simulcast via closed circuit television from other prominent racetracks around the country.

        Mountaineer's revenues from racing operations are derived mainly from three sources: commissions earned on parimutuel wagering on live races held at Mountaineer; commissions earned on races conducted at other "host" racetracks and broadcast live (i.e., import simulcast) at Mountaineer; and, since August 11, 2000, fees paid to Mountaineer by other racetracks and off track wagering facilities that broadcast Mountaineer's races live (i.e., export simulcast). In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The dollars wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The horse racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a "take-out" or gross commission, from which the horse racetrack pays state and county taxes and racing purses.

        Lodging, Food and Beverage Operations.    With the May 2002 opening of the 258-room Grande Hotel at Mountaineer, the resort now has 359 hotel rooms. Because the hotel provides direct access to the Speakeasy Gaming Saloon, the spa and retail plaza, the gourmet steakhouse, the buffet, the 125-seat Gatsby restaurant for casual dining, and the convention center, we view the hotel as a focal point in marketing our gaming and racing products as well as the remainder of the resort's entertainment offerings. We also offer various dining and lounge facilities in the horse racetrack buildings, including the horse racetrack's Clubhouse Restaurant, which is open a minimum of 210 days annually on live race days and offers seating for 770 customers with full lunch and dinner menus and a private buffet.

        Amenities and Recreational Activities.    As part of its transformation into a destination resort, Mountaineer offers a number of amenities and recreational activities intended to enhance the entertainment experience of its slot and racing patrons.

        In January 1999, Mountaineer purchased the Woodview Golf Course. Woodview is an eighteen-hole par 71 course measuring approximately 6,550 yards on a 170-acre tract, which is located approximately seven miles from Mountaineer in New Cumberland, West Virginia.

        In August 2000, Mountaineer opened the Harvey E. Arneault Memorial Arena and Events Centre. Known as the "Harv," this 69,000 square foot facility is a tent-like fabric structure that seats approximately 5,000 patrons for concerts, boxing matches and other entertainment offerings. The Harv is just a short walk from the hotel and Speakeasy Gaming Saloon and has a state-of-the-art stage, permanent bleachers and food and beverage concessions and has hosted such entertainers as Bill Cosby, Wayne Newton, Paul Anka and Englebert Humperdink.

        In February 2001, Mountaineer opened its Fitness Centre. Also a fabric structure, this 12,000 square foot facility has a full complement of weight training and cardiovascular equipment as well as aerobics classes, a health bar, and locker rooms with steam and sauna rooms.

        Mountaineer also offers tennis, outdoor swimming and indoor swimming, which is located at the new Grande Hotel.

  Nevada Properties

        We own and operate the Ramada Inn and Speedway Casino, which is located on approximately 6.1 acres at the intersection of Cheyenne Boulevard and Interstate 15 in North Las Vegas. Approximately five miles from the Las Vegas Motor Speedway, the property includes a 131-room hotel and a casino with approximately 400 slot machines and ten table games. The Speedway Property has earned positive EBITDA over the last five quarters. We have the necessary licenses to conduct non-restricted gaming at the Speedway Property until October of 2003, and must seek renewal in order to continue operating gaming after such time.

        During 2002, we also owned an eleven-story, 236-room hotel/casino property (we had closed the casino in July of 2001) in Reno. On March 11, 2003, we sold the Reno Property for total consideration of approximately $3.0 million (approximately $0.8 million in cash at closing and an approximately $2.2 million promissory note secured by a first mortgage on the Reno Property). We estimate that the sale of the Reno Property will have an annual positive impact of approximately $1.2 million on our EBITDA, as a result of the elimination of the Reno Property's negative contribution to our EBITDA.

BUSINESS STRATEGY

        Our business strategy involves further developing our operations at Mountaineer as a destination resort and convention facility, continuing the growth of Mountaineer's export simulcast business, seeking to acquire other gaming and/or parimutuel businesses (with a particular emphasis on such opportunities in Pennsylvania and Ohio, and improving profitability at the Speedway Property.

  •
  Further Develop And Market Mountaineer Park As A Destination Resort, Convention Center And Diversified Entertainment Facility

  Established in 1951 as a horse racing venue, Mountaineer Park historically focused its operations on parimutuel wagering and related amenities. Following the appointment of Edson R. Arneault as Chairman and Chief Executive Officer in April 1995, the Company has sought to capitalize on the passage of the Lottery Act by repositioning the facility as a gaming destination resort and diversified entertainment facility. From 2000 through 2002, we invested approximately $156 million in expansion, renovation, and refurbishment of Mountaineer Park and incrementally increased the number of gaming machines from 165 at the time of acquisition to approximately 3,000 in December of 2002 as legislative developments either permitted additional gaming machines or made their operation more profitable. We have also undertaken an aggressive marketing campaign involving print, radio and television advertisements, including 30-minute "infomercials" aired in Mountaineer Park's target markets, and direct mail. In August 2001 Mountaineer launched an automated player tracking system, replacing a manual system. The system should generate valuable data concerning customer preferences as well as provide incentives for players to take advantage of all of the resort's amenities.

  •
  Increase Capacity Through Additional Amenities and Increasing Gaming Count

  In addition to the substantial expansion of Mountaineer over the last two years to transform the facility into a diversified entertainment, gaming and convention complex, we intend to develop additional amenities, either by ourselves, through joint ventures, or by ground leases or sales to developers. Using some of the approximately 1,560 acres of land Mountaineer owns apart from the 215 acres occupied by the resort, projects under consideration include an RV park, a championship golf course on a recently acquired river front parcel with two lakes, housing, shopping, and equestrian trails. We also intend to pursue use of our waterfront property for various recreational amenities.

  Mountaineer has sought the approval of the West Virginia Lottery Commission to increase the number of slots at Mountaineer from 3,000 to 3,500. The Lottery Commission is scheduled to consider the matter on March 25, 2003.

        Our strategy is to focus our marketing on the recently implemented expansion as well as add new amenities in order to expand Mountaineer's target market and further distinguish Mountaineer from competitors whose facilities may have some but not all of the entertainment venues available at Mountaineer. The development of a destination resort is likewise aimed at distinguishing Mountaineer from any new competition that could result from the enactment of gaming legislation in neighboring states. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital."

  •
  Continue Growth Of Mountaineer Park's Export Simulcasting Business

  Our strategy for further improving the financial results of Mountaineer's horse racing business is to: (i) continue to improve the quality of the live racing product by increasing average purses and sponsoring "stakes" races or "championship" races; (ii) emphasize marketing to sites already receiving the Mountaineer Park signal to ensure we are achieving full capacity for those markets; and (iii) continue to develop and expand acceptance of Mountaineer Park's simulcast signal in the Canadian market and other new markets as they may open.

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

  •
  Seek To Acquire Other Middle-Market Gaming And/Or Parimutuel Businesses In Pennsylvania and Ohio: Presque Isle Downs and Scioto Downs

    In order to leverage our expertise and capitalize on new development opportunities, we are expanding our racing operations to Pennsylvania and Ohio. In the event these states enact new gaming laws, like those in West Virginia that permit slot machines at racetracks, we would expect our racing facilities in these states to benefit greatly from the addition of slot machines.

    On September 26, 2002, the Pennsylvania State Horse Racing Commission granted our subsidiary, Presque Isle Downs, Inc., a license to conduct horse racing and parimutuel wagering in Erie, Pennsylvania. We selected Erie because it is already a resort and tourist destination, was previously the site of a licensed thoroughbred track, and presents opportunities for cross marketing with Mountaineer, which is approximately 150 miles from Erie. We plan to build at Presque Isle Downs a state-of-the-art horse racing facility featuring dirt and turf racing as well as concerts, nightly entertainment, and fine and casual dining. Construction of the racetrack facility at Presque Isle Downs is expected to cost approximately $25 million. If legislation proposed in February 2003 is passed in Pennsylvania legalizing slot machines at racetracks, then we will spend significantly more (up to $50 million, exclusive of gaming equipment) to develop a gaming area. Additionally, we expect to spend approximately $8.2 million (exclusive of closing costs) for acquisition of real property for the new racetrack. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital."

    Our Pennsylvania license relates to land that we currently have under option. We have options on a second site in the event we cannot obtain clear title to the licensed site or encounter other problems that make it impossible or impracticable to execute our building plans on the original site. Changing the site, however, would require regulatory approval. Construction of the new thoroughbred horse racetrack at Presque Isle Downs is subject to a number of contingencies, including zoning, closing on the real property upon exercise of the various option contracts (including the ability of the sellers to convey clear title), feasibility studies, and other customary due diligence. Construction of, and commencement of operations at, the new horse racetrack also are subject to favorable resolution of a pending judicial review of our license to conduct horse racing and parimutuel wagering in Erie, Pennsylvania. Accordingly, there can be no assurance that our plans to build the thoroughbred horse racetrack in Erie will be executed. See "Legal Proceedings."

    On December 23, 2002, we entered into a merger agreement with Scioto Downs, Inc., which owns and operates a harness horse racing facility with parimutuel wagering in Columbus, Ohio. For the year ended October 31, 2002, Scioto Downs generated revenues of $14.3 million and EBITDA of ($0.6) million. We agreed to pay $32.00 per share, in cash, for the 595,767 outstanding shares of Scioto Downs' common stock. Each Scioto Downs shareholder may elect to receive, instead of the $32.00 per share amount, an amount equal to $17.00 per share plus ten annual contingent earnout payments (commencing the first calendar year in which Scioto Downs is permitted to and does in fact operate new forms of gaming) based upon 10% of the growth of Scioto Downs' EBITDA compared to the average of Scioto Downs' EBITDA for the three years ended October 31, 2002.

  •
  Improve Profitability At The Speedway Property

    The Speedway Property possesses unique characteristics vis-a-vis direct competitors. It is close to the Las Vegas Motor Speedway and the only motor racing themed casino in the United States. The property is further distinguished by its expansive interior and exterior murals that depict racing scenes and a distinct auto-themed dining area. The Company's strategy is to control costs, pursue targeted promotions and offer value oriented food, beverage and lodging.

COMPETITION

  Gaming Operations

        We face substantial competition in each of the markets in which our gaming facilities are located. See the section of this Annual Report entitled "BUSINESS—Certain Risks Related to Our Business—We face significant competition from other gaming and racing facilities, and increased competition could have a material adverse effect on us."

        Specific competitive factors relating to our primary gaming markets include the following:

          Mountaineer's Slot Operations.    In recent years, the number of gaming options available to consumers in our West Virginia area market has increased considerably. While there are three other tracks in West Virginia that offer slot machine gaming, only one, Wheeling Downs, lies within Mountaineer's primary market (a 150-mile radius), located approximately 50 miles to the south in Wheeling, West Virginia. That competitor currently operates approximately 1,625 slot machines, but has announced expansion plans and recently raised substantial funds to finance those plans. In 2001, West Virginia enacted legislation permitting limited video lottery in bars and fraternal organizations. The law authorized up to 9,000 slot machines in adults-only facilities throughout West Virginia commencing on January 1, 2002. No more than five slot machines are allowed in each establishment licensed to sell alcoholic beverages; and no more than ten slot machines are allowed in each licensed fraternal or veterans' organization. To date, 4,950 new slot machines have been installed in the State's bars and fraternal organizations. The State legislature noted when passing this limited video lottery law that officials had counted approximately 13,000 video poker or "gray" machines operating in the State illegally, which were declared contraband by the new law. We therefore expect that the new law will actually reduce the number of gaming machines operating in the State. Nevertheless, Mountaineer could face competition from these newly authorized gaming machines.

          The Speedway Property's Casino Operations.    We do not intend for the Speedway Property to compete with the high-end luxury hotel/casinos along Las Vegas' famous Strip (along Las Vegas Boulevard between Sahara Avenue and Tropicana Avenue). Although the Strip is the main attraction for gaming patrons who travel to Las Vegas, we believe that North Las Vegas constitutes a distinct segment of the Las Vegas gaming market. Nevertheless, management recognizes that the Strip may limit customer traffic to the North Las Vegas area. Even within the North Las Vegas segment of the market, however, the Speedway Property faces substantial competition from the Cannery, a newly opened casino, as well as from other small casinos.

  Racing and Parimutuel Operations

        Mountaineer's racing and parimutuel operations compete directly for wagering dollars with Wheeling Downs, which is located approximately 50 miles from Mountaineer; Thistledown and Northfield Park, which are located approximately 85 miles to the northwest in Cleveland, Ohio; and The Meadows, located approximately 40 miles southeast of Mountaineer in Washington, Pennsylvania. Wheeling Downs conducts parimutuel greyhound racing and video lottery gaming. Thistledown and Northfield conduct parimutuel horse racing but not video lottery gaming. The Meadows conducts live harness racing and provides import simulcasting, but does not have video lottery gaming. If legislation proposed in February 2003 is passed in Pennsylvania legalizing slot machines at racetracks, The Meadows also would be permitted to operate slot machines. Since commencing export simulcasting in August of 2000, Mountaineer also competes with racetracks across the country to have its signal carried by off-track wagering parlors. In general, Mountaineer also competes with other tracks for participation by quality racehorses.

        Currently, ten groups have applied for the three remaining licenses to operate racetracks in Pennsylvania, four of which have applied to operate horse racetracks in or around Pittsburgh. If any of these groups build racetracks in our target markets, they may compete with our thoroughbred horse racing at Mountaineer and Presque Isle Downs. In addition, to the extent that Pennsylvania legalizes gaming, they may directly compete with our slot operations at Mountaineer, and if we are permitted to implement gaming at Presque Isle Downs, they may compete with that facility.

        If we are successful in executing our plans to build Presque Isle Downs in Erie, Pennsylvania, that facility will face competition from other racetracks in Pennsylvania and off-track wagering facilities in Pennsylvania and West Virginia, as well as from casinos in Western New York and northern Ohio. Moreover, because Presque Isle Downs will be a new facility, all of its competitors will be more established.

        If we are successful in consummating our merger with Scioto Downs, that facility competes directly with other racetracks in Ohio, including Beulah Park, a thoroughbred horse racetrack which is located approximately nine miles from Scioto Downs; River Downs Horse Racing in Cincinnati, Ohio; and to a lesser extent, casino gambling on riverboats in Indiana and Native American lands in Michigan. Further, Scioto Downs faces competition from off-track wagering facilities in Ohio, Pennsylvania and West Virginia.

Employees

        As of December 31, 2002, we and our subsidiaries had approximately 1,860 employees (approximately 1,660 in connection with operations at Mountaineer and the remainder in Nevada) of whom approximately 54 were represented by a labor union under a collective bargaining agreement. The union representing parimutuel clerks at Mountaineer has been expanded in recent years to cover certain employees providing off-track betting services at the Speakeasy Gaming Saloon. The collective bargaining agreement was extended until November 30, 2003. We believe that our employee relations are good.

REGULATION AND LICENSING

General

        All of our gaming operations are subject to extensive regulations and could be subjected at any time to additional or more restrictive regulations. We are also subject to the provisions of West Virginia law that govern the conduct of horse racing in West Virginia (the "West Virginia Racing Act") and the operation of slots in West Virginia (the "Lottery Act"). In addition, if we successfully implement our plan to build Presque Isle Downs, our horse racing operations there will be subject to extensive regulation under the Pennsylvania Racing Act, and if we consummate the merger with Scioto Downs, we will also be subject to the applicable Ohio statutes and the rules and regulations of the Ohio Racing Commission. Our live racing, parimutuel wagering and slot operations are contingent upon the continued governmental approval of such operations as forms of legalized gaming.

        The regulations and oversight applicable to our operations are intended primarily to safeguard the legitimacy of gaming activity and its freedom from inappropriate or criminal influences. Our material licenses are subject to annual or other periodic renewal and governmental authorities may refuse to grant permission to continue to operate existing facilities. The failure to obtain or maintain in effect required regulatory approvals is expected to constitute an event of default under our various financing agreements and would have a material adverse effect upon our business, financial condition and results of operations.

West Virginia Racing and Gaming Regulation

        The powers and responsibilities of the Racing Commission include, among other things, (i) granting permission annually to maintain racing licenses and schedule race meets, (ii) approving simulcasting activities, (iii) licensing all officers, directors, racing officials and certain other employees of the licensee, and (iv) approving all contracts entered into by the licensee affecting racing and parimutuel wagering operations. Such powers and responsibilities extend to the approval and/or oversight of all aspects of racing and parimutuel wagering operations. In order to conduct simulcast racing, Mountaineer is required under West Virginia law to hold a minimum of 210 live race days each year. West Virginia law requires that at least 80% of Mountaineer's employees must be citizens and residents of West Virginia and must have been such for at least one year. In addition, certain activities, such as simulcasting races, require the consent of the representatives of a majority of the horse owners and trainers at Mountaineer.

        Mountaineer's export simulcast activities to sites outside of West Virginia are subject to regulation by other state racing commissions, as well as the provisions of the Federal Interstate Horse Racing Act of 1978, which prohibit Mountaineer from accepting off-track wagering on simulcast racing without the approval of the Racing Commission and, subject to certain exceptions, of any other currently operating horse racetrack within 60 miles, or if none, of the closest horse racetrack in any adjoining state. We believe we have received all necessary approvals to conduct our current operations at Mountaineer; however, such approvals are subject to renewal and approval annually. The failure to receive or retain approvals or renewals of approvals, or a delay in receiving such approvals and renewals, could cause the reduction or suspension of racing and parimutuel wagering as well as of gaming operations at Mountaineer and have a material adverse effect on our business, financial condition and results of operations.

        On February 3, 2003, Mountaineer was served with a complaint filed by the Mountaineer Park Horsemen's Benevolent and Protective Association ("HBPA") purportedly pursuant to the Federal Interstate Horse Racing Act. The suit alleges that a December 29, 2000 letter agreement between the HBPA and Mountaineer with respect to the terms and conditions of simulcasting became null and void as of February 1, 2003, because the parties did not agree, in the context of the simulcasting agreement, to increase the number of live racing days at Mountaineer from not fewer than a statutorily mandated minimum of 210 to not fewer than 250 days requested by the HBPA. The suit was filed in the U.S. District Court for the Northern District of West Virginia, case number 5:03-CV-14, and seeks a preliminary and permanent injunction prohibiting Mountaineer from engaging in interstate off-track wagering until it reaches agreement with the HBPA. Mountaineer believes the suit is frivolous and therefore opposed the request for a preliminary injunction and filed a motion to dismiss, or in the alternative, for summary judgment, on the grounds that a separate contract between the parties executed on the same date and in effect through December 31, 2003 with respect to live racing makes plain the HBPA's agreement that Mountaineer "shall each year request a license from the West Virginia Racing Commission to conduct racing for not less than the minimum number of days [210] required by state law." Mountaineer has satisfied this requirement. On March 6, 2003, the Court denied the HBPA's request for a preliminary injunction, and found specifically that the simulcasting agreement remains in full force and effect and that our continued simulcasting at Mountaineer does not violate the Federal Interstate Horse Racing Act. If a permanent injunction were granted and an agreement were not reached, we would be prohibited from simulcasting at Mountaineer, although we would not be prohibited from conducting live racing or other gaming operations at Mountaineer.

        Pursuant to the Lottery Act, each of the two West Virginia horse racetracks and two West Virginia dog racetracks licensed prior to January 1, 1994 and which conduct a minimum number of days of live racing, may apply for an annual license to operate gaming at its racetrack. The Lottery Act likewise requires that the operator of Mountaineer be subject to a written agreement with the horse owners, breeders and trainers who race horses at Mountaineer (the "Mountaineer Horsemen") concerning the proceeds of video lottery in order to conduct gaming operations. Mountaineer is party to the requisite agreement with the Mountaineer Horsemen which expires on January 1, 2004. The Lottery Act also requires Mountaineer to have a written agreement with the parimutuel clerks concerning the proceeds of video lottery in order to operate gaming. Mountaineer is party to the requisite agreement with its parimutuel clerks, which expires on November 30, 2003. The absence of an agreement with the Mountaineer Horsemen or the parimutuel clerks at Mountaineer, or the termination or non-renewal of such agreements, would have a material adverse effect on our business, financial condition and results of operations. The Lottery Commission has broad powers to approve and monitor all operations of the gaming machines, the specification of the machines and the interface between the terminals and the West Virginia Central Lottery System. The Lottery Commission also acts upon requests for increases in the number of gaming machines. The Lottery Commission's denial of a request to increase the number of machines at Mountaineer could limit Mountaineer's growth and thus adversely affect our business, financial condition and results of operations. In addition, the Lottery Commission licenses all persons who control the licensed entity or are key personnel of the gaming operation to ensure their integrity and absence of any criminal involvement.

        The conduct of gaming by a racing facility is subject to the approval of the voters of the county in which the facility is located. If such approval is obtained, the facilities may continue to conduct video lottery activities unless the matter is resubmitted to the voters pursuant to a petition signed by at least 5% of the registered voters, who must wait at least five years to bring such a petition. If approval is denied, another vote on the issue may not be held for a period of two years. Gaming was approved in Hancock County, the location of Mountaineer, on May 10, 1994. If such approval were ever revoked pursuant to the Lottery Act, it would have a material adverse effect on us.

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

        Under the Lottery Act, racetracks that conduct gaming, as well as persons who service and repair gaming machines and validation managers (persons who perform video lottery ticket redemption services) are required to be licensed by the Lottery Commission. The licensing application procedures are extensive and include inquiries into, and an evaluation of, the character, background (including criminal record, reputation and associations), business ability and experience of an applicant and the adequacy and source of the applicant's financing arrangements. In addition, a horse racetrack applicant must hold a valid racing license, have an agreement regarding video lottery revenues with the representatives of a majority of the horsemen, the parimutuel clerks and the breeders for the horse racetrack and post a bond or irrevocable letter of credit in such amount as the Lottery Commission shall determine. Finally, no license will be granted until the Lottery Commission determines that each person who has "control" of an applicant meets all of the applicable licensing qualifications. Persons deemed to have control of a corporate applicant include: (i) any holding or parent company or subsidiary of the applicant who has the ability to elect a majority of the applicant's board of directors or to otherwise control the activities of the applicant; and (ii) key personnel of an applicant, including any executive officer, employee or agent, who has the power to exercise significant influence over decisions concerning any part of the applicant's business operations.

        Video Lottery machines may only be operated in the grandstand building of a horse racetrack where parimutuel wagering is permitted; provided, however, that if a horse racetrack was authorized by the Lottery Commission prior to November 1, 1993 to operate video lottery machines in another area of the horse racetrack's facilities, such horse racetrack may continue to do so. Accordingly, Mountaineer may operate video lottery machines at the hotel's Speakeasy Gaming Saloon as well as the horse racetrack.

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

        All revenues derived from the operation of video lottery games must be deposited with the Lottery Commission to be shared in accordance with the provisions of the Lottery Act. Under such provisions, each horse racetrack must electronically remit to the Lottery Commission its "gross terminal income" (total cash deposited into video lottery machines less the value of credits cleared for winning redemption tickets, tokens, or coins). To ensure the availability of such funds to the Lottery Commission, each horse racetrack must maintain in its account an amount equal to or greater than the gross terminal income to be remitted. If a horse racetrack fails to maintain this balance, the Lottery Commission may disable all of the horse racetrack's video lottery machines until full payment of all amounts due is made. From the gross terminal income remitted by a licensee, the Lottery Commission will deduct 4% to cover its costs of administering video lottery at the licensee's horse racetrack and divide the remaining amounts as follows: 47% is returned to the horse racetrack, 30% is paid to the State's general revenues fund, 15.5% is deposited in the horse racetrack's fund for the payment of purses, and the remaining 7.5% is divided among tourism promotion, Hancock County, the Racetrack Employees Pension Fund, and other programs. In April 2001, West Virginia amended the Lottery Act to establish among other things a new distribution scheme for the portion of each horse racetrack's net win in excess of that track's net win for the year ended June 30, 2001 (referred to as the "Excess Net Terminal Income"). After deducting the administrative fee, the Excess Net Terminal Income will be subject to a 10% surcharge. The remaining Excess Net Terminal Income after the surcharge (and the administrative fee) will be distributed as follows: 42% is returned to the horse racetrack, 41% is paid to the State's general revenues fund, 9.5% is deposited in the horse racetrack's fund for the payment of purses, and the remaining 7.5% is divided among tourism promotion, Hancock County, the Racetrack Employees Pension Fund, and other programs. The amendment also creates a capital reinvestment fund to which the State will contribute 42% of the surcharge attributable to each horse racetrack. Generally, for each dollar a horse racetrack expends on capital improvements for the horse racetrack and adjacent property, the horse racetrack will receive a dollar from the capital reinvestment fund.

        Pursuant to both the Racing Commission's and Lottery Commission's regulatory authority, we may be investigated by either body at virtually any time. Accordingly, we must comply with all gaming laws at all times. Should either body consider us to be in violation of any of the applicable laws or regulations, each has the plenary authority to suspend or rescind our licenses. While we have no knowledge of any non-compliance, and believe that are in full compliance with all relevant regulations, should we fail to comply with such regulations, our business would be materially adversely affected.

Nevada Gaming Regulation

        The laws, regulations, and supervisory procedures of the Nevada Gaming Control Board (the "Board"), the Nevada Gaming Commission (the "Commission"), and the City of North Las Vegas ("North Las Vegas") (the Board, the Commission, and North Las Vegas are hereinafter collectively referred to herein as the "Nevada Gaming Authorities") are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) the provision of a source of state and local revenues through taxation and licensing fees. Any changes in such laws, regulations, and procedures could have an adverse effect on the operations of the Company and Speakeasy Las Vegas.

        In order to operate non-restricted gaming at the Speedway Property, we, Speakeasy Las Vegas and certain officers and directors are required to be licensed or found suitable as operators and owners of a casino by the Nevada Gaming Authorities. A gaming license requires the periodic payment of fees and taxes and is not transferable. We are also required to be registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, we are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, Speakeasy Las Vegas without first obtaining licenses and approvals from the Nevada Gaming Authorities. In October 2001, we and all relevant affiliates obtained from the Nevada Gaming Authorities the necessary licenses or approvals to engage in gaming activities at the Speedway Property. We elected not to pursue renewal of the license to operate non-restricted gaming at the Reno Property. With respect to the license of the Speedway Property, the Nevada Gaming Authorities issued a license for a term of two years, after which we will have to seek renewal in order to continue conducting gaming operations at this location.

        The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, us or Speakeasy Las Vegas in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors, and certain key employees of Speakeasy Las Vegas must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors, and our key employees who are actively and directly involved in gaming activities of Speakeasy Las Vegas may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

        If the Nevada Gaming Authorities were to find an officer, director, or key employee unsuitable for licensing or unsuitable to continue having a relationship with us or Speakeasy Las Vegas, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require us or Speakeasy Las Vegas to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

        We and Speakeasy Las Vegas must submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities, and similar financial transactions by us and the Nevada subsidiaries will have to be reported to, or approved by, the Nevada Commission.

        If it were determined that we or Speakeasy Las Vegas had violated the Nevada Gaming Control Act or the regulations promulgated thereunder (collectively, the "Nevada Act"), the gaming licenses could be limited, conditioned, suspended, or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, we, Speakeasy Las Vegas and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission.

        Any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of our voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

        The Nevada Act requires any person who acquires more than five percent of our voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10 percent of our voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more then 10 percent, but not more than 15 percent, of our voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies, or operations, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies, or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of the investigation.

        Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner of securities if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or Speakeasy Las Vegas, we (i) pay that person any dividend or interest upon our voting securities, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.

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

        We must maintain a current stock ledger in Nevada, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We also must render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require our stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. Likewise, we may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire, or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes.

        Changes in control of us through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors, and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

        The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before we can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by our Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

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

Impact of Resort Hotel Legislation

        The Speedway Property is subject to legislation passed in 1991 by the Nevada Legislature, which is commonly referred to as the Resort Hotel Legislation. The key portions of this legislation are found in Section 463.1605 of the Nevada Revised Statutes ("NRS"). NRS 463.1605 and essentially provide that the Nevada Commission shall not approve a non-restricted gaming license for an establishment located in either Clark County or Washoe County, Nevada, unless the establishment is a resort hotel. A resort hotel is defined to include an establishment held out to the public as a hotel with more than 200 rooms available for sleeping accommodations, at least one bar with capacity for more than 30 patrons, and at least one restaurant with capacity for more than 60 patrons. A county, city or town may require resort hotels to meet standards in addition to those required by NRS 463.1605 as a condition to issuance of a gaming license by the particular county, city or town. The Speedway Property, which does not have more than 200 rooms, is exempt from NRS 463.1605 because it held a non-restricted gaming license prior to the enactment of NRS 463.1605. The grandfathered exemption, however, would be lost in the event gaming is abandoned within the meaning of the statute and local regulations. The March 1999 commencement of gaming operations at the Speedway Property preserved the grandfathered status of the Speedway Property. The failure to keep the grandfathered exemption to NRS 463.1605 and the local regulations governing resort hotels (by abandonment of gaming operations) would have a material adverse effect on us.

Pennsylvania Racing Regulation

        If we successfully implement our plan to build Presque Isle Downs, our horse racing operations there will be subject to extensive regulation under the Pennsylvania Racing Act, which established the Pennsylvania State Horse Racing Commission (the "Pennsylvania Racing Commission"), which is responsible for, among other things:

        —granting permission annually to maintain racing licenses and schedule races;

        —approving, after a public hearing, the opening of off-track wagering facilities ("OTWs");

        —approving simulcasting activities;

        —licensing all officers, directors, racing officials and certain other employees of a company; and

        —approving all contracts entered into by a company affecting racing, parimutuel wagering and OTWs.

        As in most states, the regulations and oversight applicable to our planned Pennsylvania operations are intended primarily to safeguard the legitimacy of the sport and its freedom from inappropriate or criminal influences. The Pennsylvania Racing Commission has broad authority to regulate in the best interests of racing and may disapprove the involvement of certain personnel in our operations, deny approval of certain acquisitions following their consummation or withhold permission for a proposed OTW site for a variety of reasons, including community opposition. The Pennsylvania legislature also has reserved the right to revoke the power of the Pennsylvania Racing Commissions to approve additional OTWs and could, at any time, terminate parimutuel wagering as a form of legalized gaming in Pennsylvania or subject such wagering to additional restrictive regulation.

        The Pennsylvania Racing Act requires that any shareholder proposing to transfer beneficial ownership of 5% or more of our shares file an affidavit with us setting forth certain information about the proposed transfer and transferee, a copy of which we are required to furnish to the Pennsylvania Racing Commission. The certificates representing our shares owned by 5% beneficial shareholders are required to bear certain legends prescribed by the Pennsylvania Racing Act. In addition, under the Pennsylvania Racing Act, the Pennsylvania Racing Commission has the authority to order a 5% beneficial shareholder of a company to dispose of his common stock of such company if it determines that continued ownership would be inconsistent with the public interest, convenience or necessity or the best interest of racing generally.

IRS Regulations and Currency Transaction Reporting

        The Internal Revenue Service, or IRS, requires operators of casinos located in the United States to file information returns for U.S. citizens, including names and addresses of winners, for all winnings in excess of stipulated amounts. The IRS also requires operators to withhold taxes on certain winnings of nonresident aliens. Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department and the gaming regulatory authorities in certain domestic jurisdictions in which we operate casinos require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number.

Restrictions on Share Ownership and Transfer

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

Environmental Matters

        We are subject to various federal, state and local environmental laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as the management and disposal of solid and hazardous wastes. These laws are complex, and subject to change. From time to time, our operations may not be in compliance with such laws and regulations. As a result, we may incur costs, penalties or other liabilities. For example, water discharges from our racetrack operations at our Mountaineer facility have been the subject of past enforcement actions by state regulators. We have satisfied the requirements of those past proceedings, and implemented measures to maintain compliance on a going forward basis. While such liabilities have not in the past had a material impact on our business, we cannot assure you that compliance with environmental laws and regulations will not have such an impact in the future.

        We also are subject to laws and regulations that create liability and clean up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating hazardous substances or petroleum products on its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly, such substances may materially adversely affect the ability to sell or rent such property or to borrow funds using such property as collateral. Additionally, the owner of a site may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Based on currently available information, we believe, although we cannot assure you, that such liabilities will not have a material impact on our business.

Compliance With Other Laws

        We are also subject to a variety of other rules and regulations, including zoning, construction and land-use laws and regulations in Nevada, West Virginia, and, upon commencement of operations at

Presque Isle Downs and Scioto Downs, respectively, Pennsylvania and Ohio, laws governing the serving of alcoholic beverages. Mountaineer and the Speedway Property derive a significant portion of their other revenues from the sale of alcoholic beverages. Any interruption or termination of the ability to serve alcoholic beverages at those properties, or the inability to sell alcoholic beverages at Presque Isle Downs or Scioto Downs, would have a material adverse effect on our business, financial condition and results of operations.

Certain Risks Related to Our Business

  We will continue to depend on Mountaineer for the vast majority of our revenues, and, therefore, any risks faced by our Mountaineer operations will have a material impact on our results of operations.

        Dependence Upon Mountaineer.    We are dependent upon Mountaineer for the vast majority of our revenues. Accordingly, we may be subject to greater risks than a geographically diversified gaming operation, including, but not limited to the following risks faced by our Mountaineer operations:

  •
  risks related to local and regional economic and competitive conditions, such as a decline in the number of visitors to Mountaineer, a downturn in the overall economy in Mountaineer's market, a decrease in gaming activities in Mountaineer's market or an increase in competition in Mountaineer's market;

  •
  impeded access to Mountaineer due to weather, floods, road construction or closures of primary access routes;

  •
  changes in local and state governmental laws and regulations (including changes in laws and regulations affecting gaming operations and taxes) applicable to Mountaineer;

  •
  work stoppages at Mountaineer;

  •
  risks related to acts of terrorism, international conflicts or breaches of security affecting Mountaineer or its market; and

  •
  natural and other disasters affecting Mountaineer's market.

        The occurrence of any of these or similar events could have a material adverse effect on our business, financial condition and results of operations.

        Agreements with Horsemen and Parimutuel Clerks.    We depend on agreements with our horsemen and parimutuel clerks to operate our business. The Federal Interstate Horse Racing Act, the West Virginia Racing Act and, if our racing operations commence in Pennsylvania and Ohio, the Pennsylvania Racing Act and the Ohio State Racing Act, respectively, require that, in order to simulcast races, we have written agreements with the horse owners and trainers at our West Virginia, Pennsylvania and Ohio racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines with a representative of a majority of the horse owners, trainers and breeders and a representative of a majority of the parimutuel clerks. We have the requisite agreements in place with the horsemen until January 1, 2004 and with the parimutuel clerks until November 30, 2003.

        If we fail to maintain operative agreements with the horsemen, as a horse racetrack, we will not be permitted to conduct live racing and export and import simulcasting at that horse racetrack, and, in West Virginia, we will not be permitted to operate our slot machines. In addition, our simulcasting agreements are subject to the horsemen's approval. If we fail to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on our business, financial condition and results of operations.

        On February 3, 2003, we were served with a complaint filed in the U.S. District Court for the Northern District of West Virginia by the Mountaineer Park Horsemen's Benevolent and Protective

Association ("HBPA"). The complaint alleges that a December 29, 2000 letter agreement with respect to the terms and conditions of simulcasting became null and void as of February 1, 2003, because the parties did not agree, in the context of the simulcasting agreement, to increase the number of live racing days at Mountaineer from not fewer than a statutorily mandated minimum of 210 to not fewer than 250 days. The complaint seeks a preliminary and permanent injunction pursuant to the Federal Interstate Horse Racing Act prohibiting us from engaging in interstate off-track wagering until such agreement is reached. On March 6, 2003, the Court denied the HBPA's request for a preliminary injunction, and found specifically that the simulcasting agreement remains in full force and effect and that our continued simulcasting at Mountaineer does not violate the Federal Interstate Horse Racing Act. If a permanent injunction were granted and an agreement were not reached, then we would be prohibited from simulcasting at Mountaineer, although we would not be prohibited from conducting live racing or other gaming operations at Mountaineer.

        Losses from Parimutuel Wagering.    We have in the past suffered, and we may continue in the future to suffer, losses from our parimutuel wagering business. For the year ended December 31, 2000, our parimutuel wagering business had an operating loss of $573,000. For the year ended December 31, 2001, our parimutuel wagering business, for the first time since we acquired Mountaineer, earned an operating profit ($1.2 million, prior to deducting general and administrative expenses), and for the year ended December 31, 2002, our parimutuel business earned an operating profit of $1.3 million, prior to deducting general and administrative expenses. However, we cannot assure you that this operation will continue to be profitable. Even if our parimutuel wagering operation fails to generate a profit, we are required to continue our parimutuel wagering business in order to maintain our gaming license at Mountaineer. Failure to maintain our gaming license would have a material adverse effect on our financial condition and results of operations.

        Minimum Live Racing Days.    If we fail to meet the minimum live racing day requirements at Mountaineer, we would be prohibited under West Virginia law from conducting simulcast racing or conducting gaming operations at Mountaineer. In order to conduct simulcast racing or conduct gaming operations, Mountaineer is required under West Virginia law to hold a minimum of 210 live race days each year. Live racing days typically vary in number from year to year and are based on a number of factors, including the number of suitable race horses and the occurrence of severe weather, many of which are beyond our control. If we fail to have the minimum number of live racing days, we would be prohibited under West Virginia law from conducting simulcast racing or from offering gaming at Mountaineer. This would have a material adverse affect on our business, financial condition, results of operations and ability to meet our payment obligations under the Notes and our other indebtedness.

        Linkage to West Virginia Lottery Commission Central System.    Our gaming operations are dependent on our linkage to the West Virginia Lottery Commission's central system. By West Virginia Lottery Commission directive, all of our slot machines are required to be connected to the SAMS 4.6 IGT central system maintained by the Lottery Commission. Our equipment is connected to the West Virginia Central System by telephone lines. This central system tracks all gaming activity in the State of West Virginia. If the operation of the central system was disrupted for any reason, including disruption of telephone service, we believe that the Lottery Commission would suspend all gaming operations within the State until normal operation of the system was restored. Any such suspension could cause a material disruption of our gaming operations and have a material adverse effect on our business, financial condition and results of operations.

  We may face disruption in developing and integrating our Pennsylvania and Ohio operations and other facilities we may expand or acquire.

        The development and integration of our Pennsylvania and Ohio operations, and any other facilities we may expand or acquire in the future, will require the dedication of management resources that may temporarily detract attention from our day-to-day business. The process of developing and integrating these operations also may interrupt the activities of that business, which could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we will be able to manage the combined operations effectively or realize any of the anticipated benefits of the Pennsylvania or Ohio operations or any other facilities we may expand or acquire in the future.

        For example, we face substantial risks and difficulties in developing our new thoroughbred horse racetrack at Presque Isle Downs in Erie, Pennsylvania, which include, but are not limited to: the ability to obtain clear title to the Pennsylvania properties on which we plan to build our operation and which we currently have under option; unforeseen engineering, environmental, or geological problems; interference with existing operations; unanticipated cost increases; construction delays caused by work stoppages or weather, among others, and other risks associated with building a racing operation; and additional regulatory approvals and costs if we are required to move to another location or as a result of other causes. Our license for Presque Isle Downs relates to land that we currently have under option. We have options on a second site in the event we cannot obtain clear title to the licensed site or encounter other problems that make it impossible or impracticable to execute our building plans on the original site. Changing the site, however, would require regulatory approval.

        Construction of the new thoroughbred horse racetrack at Presque Isle Downs is expected to cost approximately $25 million. If legislation proposed in February 2003 is passed in Pennsylvania legalizing slot machines at racetracks, then we will spend significantly more (up to $50 million, exclusive of gaming equipment) to develop a gaming area. Additionally, we expect to spend approximately $8.2 million (exclusive of closing costs) for acquisition of real property for the new racetrack. We expect to finance the majority of these development costs with cash flow from operations, cash on hand (including a portion of the net proceeds of our $130 million senior notes offering after repayment of outstanding indebtedness under our existing revolving credit facility), availability under our proposed $50 million third amended and restated revolving credit facility and, if slot machines are installed, capital lease obligations. However, there can be no assurances that we will have sufficient sources of funds for the construction and development of our Pennsylvania facility.

        In addition, the license to build a horse racetrack and conduct racing and parimutuel wagering received from the Pennsylvania State Horse Racing Commission requires us to build the facility by September 26, 2005. If we do not complete the facility within this timeframe, our license to conduct parimutuel racing at the site will be canceled. In December 2002, affiliates of Magna Entertainment Corp. and Penn National Gaming, Inc. filed an appeal concerning the unanimous decision of the Pennsylvania State Horse Racing Commission to grant us the license. Although we have continued with the permitting process for the new thoroughbred horse racetrack as well as the design and engineering of the facility, we do not intend to commence construction until the appeal is favorably resolved, as to which there can be no assurances. Given the uncertainties involved in a project such as our planned Pennsylvania operation, no assurance can be given that this project will be completed within the required timeframe, if at all, or that it will be profitable.

        We also face risks associated with our pending acquisition of Scioto Downs in Columbus, Ohio. On December 23, 2002, we entered into a merger agreement to acquire Scioto Downs. The merger agreement is subject to termination by either party if the merger is not consummated on or before December 31, 2003. Consummation of the transaction is subject to various customary conditions, including, among other things, approval by our lenders, approval by Scioto Downs' shareholders and the obtaining of all necessary regulatory approvals, including but not limited to the Ohio Racing Commission. No assurances can be given that the acquisition of Scioto Downs will be consummated.

  We are subject to extensive regulation by gaming and racing authorities.

        Licensing Requirements.    As owners and operators of gaming and parimutuel facilities, we are subject to extensive state and local regulation. State and local authorities require us and our subsidiaries to demonstrate suitability to obtain and maintain various licenses, and require that we have registrations, permits and approvals, to conduct gaming and racing operations, to sell alcoholic beverages and tobacco in our facilities and to operate our food service facilities. These regulatory authorities may, for any reason set forth in applicable legislation or regulation, limit, condition, suspend or revoke a license or registration to conduct gaming or racing operations or prevent us from owning the securities of any of our gaming or racing subsidiaries. In addition, we must periodically apply to renew our licenses or registrations. We cannot assure you that we will be able to obtain such renewals. There can be no assurance that we will be able to maintain our existing licenses, registrations, permits or approvals or obtain when necessary any new ones. Any failure to do so would have a material adverse effect on us. In addition, to enforce applicable laws and regulations, regulatory authorities may levy substantial fines against or seize the assets of our company, our subsidiaries or the people involved in violating gaming laws or regulations. Any of these events could have a material adverse effect on our business, financial condition and results of operation.

        Potential Changes In Regulatory Environment.    If current laws are modified, or if additional laws or regulations are adopted, it could have a material adverse effect on us. From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming or racing operations in the jurisdictions in which we operate. In addition, an attorney in West Virginia has expressed his intention to challenge in court the constitutionality of the Lottery Act. Any expansion of gaming or racing or restriction on or prohibition of our gaming or racing operations, whether through legislation or litigation, could have a material adverse effect on our operating results. Several states, including those in our target markets, have considered legalized casino gaming or slot machine gaming at racetracks, and others may in the future. Legislation was introduced in February 2003 that would allow for the installation of 3,000 slot machines in each of the five licensed horse racetracks located in Pennsylvania, including Presque Isle Downs. To the extent that Pennsylvania, Ohio or West Virginia legalizes any new forms of casino gaming, slot machines or video lottery gaming, Mountaineer's gaming operations and any permitted gaming operations at Presque Isle Downs and Scioto Downs could compete with any such new gaming facilities, and such new competition could have a material adverse effect on our business, financial condition and results of operations.

        Taxation.    We pay substantial taxes and fees with respect to our operations. From time to time, federal, state and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming and racing industry. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our business, financial condition and results of operations.

  We face significant competition from other gaming and racing facilities, and increased competition could have a material adverse effect on us.

        Gaming Operations.    We face substantial competition in each of the markets in which our gaming facilities are located. Some of the competitors have significantly greater name recognition and financial and marketing resources than we do. All of our gaming operations primarily compete with other gaming operations in their geographic areas. New expansion and development activity is occurring in each of the relevant markets, which may be expected to intensify competitive pressures and could have a material adverse impact on us. All of our gaming operations also compete to a lesser extent with operations in other locations, including Native American lands, riverboats and cruise ships, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, on- and off- track wagering, high-stakes bingo, card parlors, and the emergence of Internet gaming. In addition, casinos in Canada have likewise recently begun advertising in our target markets. In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, high school and collegiate athletic events, television and movies, concerts and travel.

        Racing And Parimutuel Operations.    Mountaineer's racing and parimutuel operations compete directly for wagering dollars with Wheeling Downs, which is located approximately 50 miles from Mountaineer; Thistledown and Northfield Park, which are located approximately 85 miles to the northwest in Cleveland, Ohio; and The Meadows, located approximately 40 miles southeast of Mountaineer in Washington, Pennsylvania. Wheeling Downs conducts parimutuel greyhound racing and video lottery gaming. Thistledown and Northfield conduct parimutuel horse racing but not video lottery gaming. The Meadows conducts live harness racing and provides import simulcasting, but does not have video lottery gaming. If legislation proposed in February 2003 is passed in Pennsylvania legalizing slot machines at racetracks, The Meadows also would be permitted to operate slot machines. Since commencing export simulcasting in August 2000, Mountaineer also competes with racetracks across the country to have its signal carried by off-track wagering parlors. Mountaineer also competes for wagering dollars with off-track wagering facilities in Ohio and Pennsylvania. In general, Mountaineer also competes with other tracks for participation by quality racehorses.

        Currently, ten groups have applied for the three remaining licenses to operate racetracks in Pennsylvania, four of which have applied to operate horse racetracks in or around Pittsburgh. If any of these groups build racetracks in our target markets, they may compete with our thoroughbred horse racing at Mountaineer and Presque Isle Downs. In addition, to the extent that Pennsylvania legalizes gaming, they may directly compete with our slot operations at Mountaineer, and if we are permitted to implement gaming at Presque Isle Downs, they may compete with that facility.

        If we are successful in executing our plans to build Presque Isle Downs in Erie, Pennsylvania, that facility will face competition from other racetracks in Pennsylvania and off-track wagering facilities in Pennsylvania and West Virginia, as well as from casinos in Western New York and northern Ohio. Moreover, because Presque Isle Downs will be a new facility, all of its competitors will be more established.

        If we are successful in consummating our merger with Scioto Downs, that facility competes directly with other racetracks in Ohio, including Beulah Park, a thoroughbred horse racetrack which is located approximately nine miles from Scioto Downs; River Downs Horse Racing in Cincinnati, Ohio; and to a lesser extent, casino gambling on riverboats in Indiana and Native American lands in Michigan. Further, Scioto Downs faces competition from off-track wagering facilities in Ohio, Pennsylvania and West Virginia.

        Increased competition may require us to make substantial capital expenditures to maintain and enhance the competitive positions of our properties, including updating slot machines to reflect changing technology, refurbishing rooms and public service areas periodically, replacing obsolete equipment on an ongoing basis, and making other expenditures to increase the attractiveness and add to the appeal of our properties, including increased marketing and promotions. Because we are highly leveraged, after satisfying our obligations under our outstanding indebtedness, there can be no assurance that we will have sufficient funds to undertake these expenditures or that we will be able to obtain sufficient financing to fund such expenditures. If we are unable to make such expenditures, our competitive position and our results of operations could be materially adversely affected.

  We depend on our key personnel.

        We are highly dependent on the services of Edson R. Arneault, our Chairman and Chief Executive Officer, and other officers and key employees. We have entered into employment agreements with

Mr. Arneault and certain other officers. However, the loss of the services of any of these individuals could have a material adverse effect on our business, financial condition and results of operations.

  Our business may be adversely affected by recession or economic downturn; the seasonal nature of our business could also adversely affect our cash flow.

        Our primary business involves leisure and entertainment. The economic health of the leisure and entertainment industry is affected by a number of factors that are beyond our control, including: (1) general economic conditions and economic conditions specific to our primary markets; (2) levels of disposable income of patrons; (3) increased transportation costs resulting in decreased travel by patrons; (4) local conditions in key gaming markets, including seasonal and weather-related factors; (5) increases in gaming and racing taxes or fees; (6) competitive conditions in the gaming, leisure and entertainment industry and in particular markets, including the effect of such conditions on the pricing of our products; (7) substantial price increases in the cost of energy in the United States; and (8) the relative popularity of entertainment alternatives to gaming and racing that compete for the leisure dollar. Any of these factors could negatively impact the leisure and entertainment industry generally, and as a result, our revenues and results of operations.

        In addition, our operations at Mountaineer and our planned operations at Presque Isle Downs and Scioto Downs are typically seasonal in nature. Winter conditions may adversely affect transportation routes to our properties, as well as cause cancellations of live horse racing. As a result, unfavorable seasonal conditions could have a material adverse effect on our operations.

  We are subject to environmental laws and potential exposure to environmental liabilities.

        We are subject to various federal, state and local environmental laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as the management and disposal of solid and hazardous wastes. These laws are complex, and subject to change. From time to time, our operations may not be in compliance with such laws and regulations. As a result, we may incur costs, penalties or other liabilities. For example, water discharges from our racetrack operations at our Mountaineer facility have been the subject of past enforcement actions by state regulators. We have satisfied the requirements of those past proceedings, and implemented measures to maintain compliance on a going forward basis. While such liabilities have not in the past had a material impact on our business or financial condition, we cannot assure you that compliance with environmental laws and regulations will not have such an impact in the future.

        We also are subject to laws and regulations that create liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating hazardous substances or petroleum products on its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly, such substances may adversely affect the ability to sell or rent such property or to borrow funds using such property as collateral. Additionally, the owner of a site may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Based on currently available information, we believe, although we cannot assure you, that such liabilities will not have a material impact on our business.

ITEM 2. PROPERTIES

HOTEL, GAMING, RACING AND OTHER PROPERTY

        Mountaineer Park owns approximately 1,945 acres of land in Chester, West Virginia, of which the resort occupies approximately 215 acres, the Woodview Golf Course occupies approximately 170 acres, and approximately 1,560 acres are available for future development.

        The Speedway Property sits on approximately 6.1 acres and consists of one two-story building and one three-story building with a total of 131 hotel rooms and an outdoor swimming pool.

        We have options to purchase in the aggregate approximately 263.6 acres of land in Erie, Pennsylvania to which our Pennsylvania license relates. We also have options on a second site in Erie comprised of approximately 212.6 acres in the aggregate.

        Substantially all of our assets are pledged to secure the debt evidenced by the Second Amended and Restated Credit Agreement dated as of June 27, 2002 among us, our operating subsidiaries, and Wells Fargo Bank, N.A. as agent for a consortium of lenders, and we expect that such assets will likewise be pledged to secure the debt to be evidenced by our proposed Third Amended and Restated Credit Agreement. See Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Sources of Capital.

EQUIPMENT LEASES

        At December 31, 2002, in connection with gaming and racing operations, Mountaineer Park leased 355 gaming machines, video tape and closed circuit television systems and other equipment required for its operations. At December 31, 2002, Speakeasy Las Vegas leased 259 slot machines, and outdoor signs required for its operations.

ITEM 3. LEGAL PROCEEDINGS

        On February 3, 2003, Mountaineer was served with a complaint filed by the Mountaineer Park Horsemen's Benevolent and Protective Association ("HBPA") purportedly pursuant to the Federal Interstate Horse Racing Act. The suit alleges that a December 29, 2000 letter agreement between the HBPA and Mountaineer with respect to the terms and conditions of simulcasting became null and void as of February 1, 2003, because the parties did not agree, in the context of the simulcasting agreement, to increase the number of live racing days at Mountaineer from not fewer than a statutorily mandated minimum of 210 to not fewer than 250 days requested by the HBPA. The suit was filed in the U.S. District Court for the Northern District of West Virginia, case number 5:03-CV-14, and seeks a preliminary and permanent injunction prohibiting Mountaineer from engaging in interstate off-track wagering until it reaches agreement with the HBPA. Mountaineer believes the suit is frivolous and therefore opposed the request for a preliminary injunction and filed a motion to dismiss, or in the alternative, for summary judgment, on the grounds that a separate contract between the parties executed on the same date and in effect through December 31, 2003 with respect to live racing makes plain the HBPA's agreement that Mountaineer "shall each year request a license from the West Virginia Racing Commission to conduct racing for not less than the minimum number of days [210] required by state law." Mountaineer has satisfied this requirement. On March 6, 2003, the Court denied the HBPA's request for a preliminary injunction, and found specifically that the simulcasting agreement remains in full force and effect and that our continued simulcasting at Mountaineer does not violate the Federal Interstate Horse Racing Act. If a permanent injunction were granted and an agreement were not reached, we would be prohibited from simulcasting at Mountaineer, although we would not be prohibited from conducting live racing or other gaming operations at Mountaineer.

        In December 2002, affiliates of Magna Entertainment Corp and Penn National Gaming, Inc. filed an appeal in the Pennsylvania Commonwealth Court regarding the September 26, 2002 unanimous decision of the Pennsylvania State Horse Racing Commission to grant Presque Isle Downs a license to conduct thoroughbred horse racing and parimutuel wagering in Erie, Pennsylvania. We believe that the Pennsylvania State Horse Racing Commission acted in accordance with all applicable laws, regulations and procedures and that the appeal is without merit. We have intervened in the appeal and will assist the Pennsylvania State Horse Racing Commission in any way we can. Recently, the Commonwealth Court granted our motion to expedite the consideration of the appeal and has scheduled the appeal for the May 2003 calendar.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Common Stock is quoted on NASDAQ National Market under the symbol "MNTG". On March 25, 2003, the closing trade price for our Common Stock was $6.65. As of March 25, 2003, there were of record 882 stockholders of our Common Stock.

        We historically have not paid cash dividends and do not intend to pay such dividends in the foreseeable future. We are prohibited from paying any dividends without our lenders' consent.

        The following table sets forth the range of high and low bid price quotations for the Common Stock for the two fiscal years ended December 31, 2001 and 2002 and for the period of January 1, 2003 through March 25, 2003. These quotes are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2001:
First Quarter	$7.00	$4.38
Second Quarter.	13.5	4.78
Third Quarter	13.95	7.95
Fourth Quarter.	16.29	9.85
Year Ending December 31, 2002:
First Quarter	17.00	12.40
Second Quarter.	17.48	14.65
Third Quarter	16.31	7.84
Fourth Quarter.	10.29	7.22
Year Ending December 31, 2003:
First Quarter (January 1, 2003 through March 25, 2003)	8.05	5.26

ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data set forth below as of and for each of the five years ended December 31, 2002, have been derived from the audited consolidated financial statements of the Company, certain of which are included elsewhere in this Report, and should be read in conjunction with those consolidated financial statements (including the notes thereto) and with "Management's

Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

	Fiscal Years Ended December 31,
	2002(4)	2001		2000	1999	1998
STATEMENT OF OPERATIONS DATA:
Total Revenues	$266,296,000	$218,367,000		$170,068,000	$113,421,000	$83,110,000
Net Revenues(3)	260,880,000	214,451,000		167,561,000	111,989,000	81,915,000
Income from continuing operations before extraordinary item and cumulative effect of accounting change	17,918,000	15,715,000	(2)	15,061,000	6,995,000	10,423,000
Income per share from continuing operations before extraordinary item and cumulative effect of accounting change:
Basic	.66	.64		.69	.33	.51
Assuming dilution	.62	.57		.59	.28	.44
Discontinued operations data:
Loss from discontinued operations	—	—		—	—	(2,735,000)
Loss from extraordinary item	—	—		—	(756,000)	—
Cumulative effect of change in accounting method	—	(92,000	)(3)	—	—	—
Loss per share from discontinued operations in 1998; extraordinary item in 1999; accounting change in 2001
Basic	—	—		—	(.03)	(.13)
Assuming dilution	—	—		—	(.03)	(.11)
Net income	17,918,000	15,623,000		15,061,000	6,239,000	7,688,000
Basic	.66	.64		.69	.30	.38
Assuming dilution	.62	.57		.59	.25	.33
BALANCE SHEET DATA:
Working Capital	10,648,000	4,334,000		12,311,000	1,419,000	12,457,000
Current Assets	29,810,000	19,275,000		20,912,000	13,161,000	15,016,000
Current Liabilities	19,162,000	14,941,000		8,601,000	11,742,000	2,559,000
Total assets—continuing operations	221,917,000	164,077,000		115,685,000	69,559,000	59,737,000
Net assets—discontinued	—	—		—	—	—
Long-term obligations (including capital leases)	103,374,000	78,284,000		59,870,000	26,409,000	33,988,000
Total Liabilities	131,428,000	97,009,000		70,237,000	39,850,000	36,547,000
Total Stockholders' Equity	90,489,000	67,068,000		45,448,000	29,709,000	23,190,000

(1)
Net Revenues represent total revenues less promotional allowances. The Company has reclassified promotional allowances from expenses to a deduction from total revenues and has reclassified amounts for all periods presented.

(2)
Income from operations for 2001 includes a pretax asset write-down of $5,500,000. See Note 2 to the Consolidated Financial Statements

(3)
Effective January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities". The cumulative effect of adopting this new accounting principle amounted to a charge of $92,000, net of tax.

(4)
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). In accordance with SFAS No. 142 goodwill amortization was not recorded in 2002. Amortization expense was approximately $250,000 for each of the years ended December 31, 2001, 2000, 1999 and 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis, including the critical accounting policies contained herein, should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Report. The following financial information reflects the reclassification, due to their increasing significance, of promotional allowances from expenses to a deduction from total revenues. Unless stated otherwise, references to total revenues, revenues and gross profit are before deducting promotional allowances. These reclassifications do not affect net income or EBITDA.

Overview

        Through subsidiaries, we own and operate the Mountaineer Racetrack & Gaming Resort in Chester, West Virginia and the Ramada Inn and Speedway Casino in North Las Vegas, Nevada. Since acquiring Mountaineer in 1992, we have focused our business on its operations and expect Mountaineer to continue to account for the majority of our revenues and profits for the foreseeable future.

        In addition, in order to leverage our expertise and capitalize on new development opportunities, we are expanding our racing operations to Pennsylvania and Ohio. In the event these states enact new gaming laws, like those in West Virginia that permit slot machines at racetracks, we would expect our racing facilities in these states to benefit greatly from the addition of slot machines. We recently obtained a license to build a new thoroughbred horse racetrack with parimutuel wagering in Erie, Pennsylvania. Construction of the new thoroughbred horse racetrack facility at Presque Isle Downs is expected to cost approximately $25 million. If legislation is passed in Pennsylvania legalizing slot machines at racetracks, then we will spend significantly more (up to $50 million, exclusive of gaming equipment) to also develop a gaming area. Additionally, we expect to spend approximately $8.2 million (exclusive of closing costs) for acquisition of real property for the new racetrack. We plan to build the new horse racetrack and commence operations as soon as practicable, subject to favorable resolution of a pending judicial review of our license, the ability to obtain clear title to the property to which our license relates and which we currently have under option and other construction-related risks. On December 23, 2002, we entered into a merger agreement with Scioto Downs, Inc., which owns and operates a harness horse racing facility with parimutuel wagering in Columbus, Ohio.

        Since introducing slot machines at Mountaineer in 1994, we have achieved strong, consistent growth in revenues and EBITDA. Our total revenues have increased more than tenfold, from $24.9 million in 1995 to $266.3 million in 2002. During this period, the number of slot machines operated at Mountaineer increased from 800 to 3,000. Similarly our EBITDA has grown from ($3.4) million in 1995 to $46.1 million in 2002. Our growth continues to remain strong as our total revenues and EBITDA for the year ended December 31, 2002 grew 21.9% and 8.8%, respectively, over 2001 despite operating disruptions from recently completed expansion projects, including, among other things, a new 258-room luxury hotel. We attribute much of this increase not only to increases in the number of slot machines operated, but also to periodic legislative enhancements that have permitted more popular types of games and, most recently, higher wagering limits. We expect that our recent investments in infrastructure and amenities, which allow us to provide our patrons a higher quality, diversified gaming and entertainment experience, will continue to drive growth in our revenues and EBITDA. To this end, we will seek to broaden our customer base by expanding our marketing campaign to promote Mountaineer as a destination hotel, convention and resort facility with the addition of our new luxury hotel and convention center.

Results of Operations

        We anticipate that Mountaineer Park, particularly gaming operations, will continue to be the dominant factor in our financial condition. Increases in the number of slot machines and periodic legislative enhancements that have permitted more popular types of games and, most recently, higher wagering limits, as well as the investment in infrastructure an amenities, allow Mountaineer Park to provide patrons a high quality, diversified gaming and entertainment experience in a resort atmosphere. Although Mountaineer Park achieved revenue growth in excess of 24% during 2002, disruption from construction and inefficiencies inherent in commencing new operations affected margins. Nevertheless, management continues to believe that efficiencies will improve incrementally as the business related to the new amenities matures.

        The Speedway Property has recorded five consecutive quarters of positive EBITDA. The sale of the Reno Property was completed on March 11, 2003. We estimate that the sale of the Reno Property will have an annual positive impact of approximately $1.2 million on our EBITDA, as a result of the elimination of the Reno Property's negative contribution to our EBITDA.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

  Operating Revenues and Costs

        The Company earned revenues for the years ended December 31, 2002 and 2001 as shown below:

	Years Ended December 31
	2002	2001
Gaming	$231,682,000	$191,901,000
Parimutual Commissions	8,657,000	7,618,000
Food, Beverage and Lodging	19,387,000	15,185,000
Other	6,570,000	3,663,000

Total Revenues	266,296,000	218,367,000
Less promotional allowances	(5,416,000)	(3,916,000)

Net Revenues	$260,880,000	$214,451,000

        Total revenues increased by $47.9 million from 2001 to 2002, an increase of 21.9%. Approximately $40.0 million of the increase was produced by gaming operations at Mountaineer Park. Mountaineer Park's revenue from parimutuel commissions increased by $1.0 million, or 13.6%, with export simulcast fees generating $2.5 million of this increase, offset by a decrease in live and import simulcast commissions. Mountaineer Park's food, beverage and lodging revenues increased by $4.8 million or 42.8% to $16.0 million, and other revenues increased by $2.9 million or 81.1%.

        The Nevada Properties contributed $10.6 million in revenues in the year ended December 31, 2002, an $800,000 or 7.0% decrease from revenues of $11.4 million for the year ended December 31, 2001. Gaming revenues for 2002 were $7.2 million, all of which were produced by the Speedway Property, versus $7.4 million for 2001, a decrease of $0.2 million or 2.7%. In July of 2001, we terminated gaming operations at the Reno Property. Gaming revenues at the Reno Property were $1.3 million during 2001. No gaming revenues were generated at the Reno Property in 2002. The Nevada Properties' remaining revenues for 2002 were $1.8 million from lodging (a $300,000 decrease from 2001), $1.6 million from food and beverage ($300,000 decrease from 2001) and $96,000 in other income. The declines are principally attributable to the closing of the casino and restaurant at the Reno Property. We completed the previously announced sale of the Reno Property in 2003.

        Promotional allowances increased by $1.5 million or 38.3% due principally to increased membership in Mountaineer Park's Frequent Player Program and expanded gaming operations. At December 31, 2002 the Company reclassified, due to their increasing significance, promotional allowances from expenses (principally marketing and promotions) to a deduction from revenues for 2002 and all periods presented.

        The Company's $47.9 million or 21.9% increase in revenues was accompanied by higher total costs, as direct operating expenses increased by $34.1 million or 24.5% to $173.1 million in 2002 compared to 2001. Approximately $28.2 million of the increase in operating costs is attributable to the gaming operations, which includes applicable state taxes and fees. Parimutuel direct costs increased by $916,000, while cost of food, beverage and lodging increased by $1.3 million. Of the 8.9% increase in the cost of food, beverage and lodging, $2.2 million can be attributed to the expanded operations at Mountaineer Park, which was offset by a decline in the cost of food and beverage and lodging at the Nevada Properties due to the closing of the casino and restaurant at the Reno Property. The cost of other revenue increased by $3.6 million in 2002 to $8.6 million. The increase is due primarily to the opening of the Jewelry Shoppe, Gift Shoppe and Salon in May 2002, additional shows and special events at the Harv and the cost increase associated with the Spa and Fitness Center.

        Operating costs and gross profits earned from operations for the years ended December 31, 2002 and 2001 are as follows:

	Years Ended December 31
	2002	2001
Operating Cost:
Gaming	$140,704,000	$112,510,000
Parimutuel Commissions	7,359,000	6,443,000
Food, Beverage and Lodging	16,470,000	15,129,000
Other	8,597,000	4,983,000

Total Operating Costs	$173,130,000	$139,065,000

	Years Ended December 31
	2002	2001
Gross Profit (Loss):
Gaming	$90,978,000	$79,391,000
Parimutuel Commissions	1,298,000	1,175,000
Food, Beverage and Lodging	2,917,000	56,000
Other	(2,027,000)	(1,320,000)

Total Gross Profit	$93,166,000	$79,302,000

        The decline in the gross profit for "other" is attributable to costs associated with operating the Spa, the Convention Center and the Harv, while full utilization and corresponding revenues are not expected until after the new hotel (which opened in the second quarter of 2002) and the Convention Center operations are more fully integrated, which is anticipated in 2003 and 2004.

  Gaming Operations

        Revenues from gaming operations increased 20.7% from $191.9 million in 2001 to $231.7 million in 2002. Management attributes this increase to the following factors: (1) the increase in machine count from an average of 2,100 during 2001 to an average of 2,719 during 2002; (2) the opening of new gaming space both to accommodate additional machines and to alleviate crowding; (3) increases in patronage driven by new amenities as Mountaineer Park becomes a destination resort; (4) continued aggressive marketing and promotions campaigns; and (5) new game themes and equipment to meet changing patron interest and demand.

        For the year ended December 31, 2002, the average net win per day for coin drop machines at Mountaineer Park was $246 and $169 for ticket terminals. For the same period average daily net win for the track-based gaming machines was $66 per machine (including $0 for non-racing days when those gaming rooms were closed), compared to $260 earned on the Lodge-based terminals for a facility-wide average of $226 per machine per day. The decrease in net win per machine for the year ended December 31, 2002 compared to the same period for 2001 reflects the absorption of a 29.5% increase in average machine count.

        A summary of the gaming revenues ("net win") at Mountaineer Park for the years ended December 31, 2002 and 2001 is as follows:

	Years Ended December 31
	2002	2001
Total gross wagers	$2,657,603,000	$1,677,028,000
Less patron payouts	(2,433,105,000)	(1,492,506,000)

Revenue—video lottery operations	$224,498,000	$184,522,000

Average daily net win per terminal (WV)	$226	$241

        Management expects the upward trend in video lottery revenue at Mountaineer Park to continue based upon the following growth drivers: increased marketing awareness campaigns; expanding Mountaineer Park's geographical reach by marketing the facility as a destination resort and convention complex; increased patronage in the gaming rooms as a result of convention and event business; an increase in machine count from 3,000 to 3,500 over the next year, which was approved by the West Virginia Lottery Commission on March 25, 2003.

        The Company began operating gaming at its two Nevada Properties on October 1, 1999. The Speedway Property had gaming revenues of $7.1 million for 2002, an increase of $1.1 million or 18.7% over 2001. During July 2001, the Company discontinued its gaming operations at the Reno Property. Gaming revenues for the Reno Property were $1.3 million during 2001.

        Costs of gaming revenue for 2002 increased by $28.2 million or 25.1% from $112.5 million to $140.7 million compared to the year ended December 31, 2001. Costs of gaming revenue at Mountaineer Park increased by $29.2 million or 27.0% to $137.2 million in 2002, reflecting an increase of $25.8 million in statutory expenses directly related to the increase in gaming revenues, including an increase of $1.9 million in statutory payments, or increased gaming taxes (net of the Company's share of capital reinvestment funds) resulting from amendments to the video lottery statute (as discussed in following section). (See Note 11 to our Consolidated Financial Statements included elsewhere in this Report.) The expanded gaming facilities, increased patron activity and customer service requirements required an increase in personnel and supplies. As a result, wages and benefits as well as supplies expense increased from 2001 to 2002 by $3.6 million. There was $3.5 million of gaming expense at the Nevada Properties in 2002, as compared to $4.5 million for 2001. For 2002 the cost of gaming revenue at the Reno Property decreased by $1.0 million due to discontinuation of gaming at that location in July 2001 . The cost of gaming at the Speedway Property in 2002 remained at the same level as in 2001 even though there was an increase in gaming revenues of $1.1 million.

        After payment of a State Administrative fee of 4% of revenues, Mountaineer Park is obligated to make payments (which are accounted for as costs of gaming) from the remaining video lottery revenues to certain funds administered by the West Virginia Lottery Commission as follows:

	Net Terminal Income
State of West Virginia	30.0%
Hancock County	2.0%
Horseman's Association (racing purses)	15.5%
Other	5.5%

Total Statutory Payments	53.0	%(1)

(1)
Excludes a 4% administrative fee charged by the State of West Virginia based on revenues. See Note 11 to our Consolidated Financial Statements included elsewhere in this Report.

        Prior to its fiscal year ended June 30, 2001, the State of West Virginia annually reconciled the State Administrative Fee, and the amount not utilized by the State was refunded on June 30, the end of the State's fiscal year. In April 2001, West Virginia amended its video lottery statute, eliminating the reconciliation and refund of the unused portion of the administrative fee commencing with the State's fiscal year that began July 1, 2001. In prior years, the anticipated refund was accrued throughout the year. The bill also established a new distribution scheme for the portion of each racetrack's net win in excess of that racetrack's net win for the twelve months ending June 30, 2001 (referred to in the amendment as "Excess Net Terminal Income"). After deducting the administrative fee, the Excess Net Terminal Income is now subject to a 10% surcharge. The remaining amount of the Excess Net Terminal Income will be distributed as follows:

	Excess Net Terminal Income
State of West Virginia	41.0%
Hancock County	2.0%
Horseman's Association (racing purses)	9.5%
Other	5.5%

Total Statutory Payments	58.0	%(1)

(1)
Excludes a 4% administrative fee charged by the State of West Virginia based on revenues, and effective July 1, 2001 as discussed above, a 10% surcharge once certain levels of revenues are achieved. In addition, rates are applied to revenues net of this 4% administrative fee and the 10% surcharge when applicable. See Note 11 to our Consolidated Financial Statements included elsewhere in this Report.

        After deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the racetracks will receive 42% (as opposed to 47%) of the remaining net win. The reduction in the net win retention percentages (or conversely the increase in statutory payments) is reflected by the Company as a cost of gaming for the period during which the Company generates Excess Net Terminal Income. For Mountaineer Park, the threshold for Excess Net Terminal Income is fixed at approximately $162 million, which, based upon the State's June 30 fiscal year end, the Company exceeded in late April through June 2002.

        The amended Lottery Act also creates a separate capital reinvestment fund for each racetrack to which the State will contribute 42% of the surcharge attributable to each racetrack. Generally, for each dollar a racetrack expends on eligible capital improvements for the racetrack and adjacent property, the track will receive a dollar from the capital reinvestment fund. Depending upon the amount of a project, any amount expended in excess of the balance in the capital reinvestment fund may be carried forward three subsequent years. The Company recognizes amounts due from the capital reinvestment fund as qualifying capital expenditures are identified. At December 31, 2002, the Company's eligible capital improvements which can be carried forward aggregated approximately $36 million.

        The 10% surcharge and the reduction in net win retention percentage of consideration after amounts due from the capital reinvestment fund had the affect of increasing statutory payments for 2002 by approximately $1.9 million.

        Taxes and assessments paid to all of these funds are included in "Cost of Gaming" in our Consolidated Statements of Operations. Statutory cost and assessments, excluding the State

Administrative Fee and the Company's share of the capital reinvestment fund, for the respective years ended December 31, 2002 and 2001 are as follows:

	Years Ended December 31
	2002	2001
Employee Pension Fund	$1,065,000	$899,000
Horseman's Purse Fund	30,994,000	27,860,000

Subtotal	32,059,000	28,759,000
State of West Virginia	67,643,000	53,922,000
Tourism Promotion Fund	6,392,000	5,392,000
Hancock County	4,261,000	3,595,000
Stakes Races	2,131,000	1,797,000
Miscellaneous State Projects	2,131,000	1,797,000

	$114,617,000	$95,262,000

  Parimutuel Commissions

        Parimutuel commissions revenue is a function of wagering handle, which means the total amount wagered without regard to predetermined deductions, with a higher commission earned on a more exotic wager, such as a trifecta, than on a single horse wager, such as a win, place, or show bet. In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The total wagering handle is comprised of the amounts wagered by each individual. The total amounts wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a "take-out" or gross commission, from which the racetrack pays state and county taxes and racing purses. The Company's parimutuel commission rates are fixed as a percentage of the total wagering handle or total amounts wagered. The Company earned an average commission rate of 20% in each of the past three years.

        Parimutuel commissions for the years ended December 31, 2002 and 2001 are summarized below.

	Years Ended December 31
	2002	2001
Live racing parimutuel handle	$16,235,000	$17,723,000
Simulcast racing parimutuel handle	22,789,000	23,594,000
Less patrons' winning tickets	(30,759,000)	(32,541,000)

	8,265,000	8,776,000
Revenues—export simulcast	7,988,000	5,520,000

	16,253,000	14,296,000
State and county parimutuel tax	(495,000)	(499,000)
Purses and Horsemen's Association	(7,101,000)	(6,179,000)

Revenues—parimutuel	$8,657,000	$7,618,000

        Total revenues for parimutuel commissions for 2002 increased by $1.0 million or 13.6% in comparison to 2001. This increase can be attributed principally to the expansion of export simulcasting. Revenues from export simulcast increased by $2.5 million or 44.7% to $8.0 million during 2002 compared to $5.5 million for the same period in 2001. Commissions from import simulcast and live racing for 2002 decreased by $511,000 to $8.3 million compared to the same period in 2001. The decrease in revenues from live racing and import simulcasting, which represents revenues from all parimutuel wagers placed by patrons at Mountaineer Park, occurred even though average daily live purses increased 17.4% from $138,900 to $163,000 in 2002 and there were two additional racing days in 2002. Management believes that decreases in live racing and import simulcast can be attributed at least in part to the conversion of some live racing patrons to export simulcast patrons and patrons utilizing telephone and/or internet wagering. The increase in Purses and Horsemen's Association amounts is attributable principally to the increase in export simulcasting revenues.

        Total costs of parimutuel operations of $7.4 million for 2002 increased by $916,000 compared to 2001. Due to the demand for our signal as an export simulcast product, we elected to hold 230 days of live racing during 2002, resulting in an increase in operating costs. These additional racing days contributed to an increase in operating costs. Direct and indirect wages and employee benefits attributable to racing operations increased by $208,000 to approximately $3.2 million in 2002 due to the increased race days, expanded hours of OTB operations trackside, contractual increase in salaries and increases in health care costs. Cost of supplies, utilities and other services relating to racing operations also increased.

        For the year ended December 31, 2002, parimutuel operations showed a gross profit of $1.3 million versus $1.2 million for 2001. The slight improvement in results from parimutuel operations is attributable principally to export simulcasting. Export simulcasting has relatively fixed costs as revenues increase compared to parimutuel wagering on live racing or import simulcasting. Although export simulcasting has progressed faster than management anticipated, the growing popularity of the product leads management to believe that revenues from export simulcast will continue to improve in the next year, although not at the same level as in 2002 and 2001.

  Food, Beverage and Lodging

        The combined food, beverage and lodging revenues increased by 27.7% to $19.4 million for the year ended December 31, 2002 compared to $15.2 million for the same period in 2001. Company-wide, restaurant, bar and concession facilities produced $13.1 million of the revenue, a 17% increase over the year ended December 31, 2001. Food and beverage revenues increased $2.2 million to $11.6 million at Mountaineer Park in 2002. Management believes the increase in the number of patrons visiting the resort, the opening of the Riverfront Buffet in 2001, La Bonne Vie restaurant in May 2002 and expanded beverage operations resulted in the growth in this area. Food and beverage revenues for the Nevada Properties decreased by $325,000, principally because of the casino and restaurant closure at the Reno Property in July 2001.

        Lodging revenues were $6.3 million for the year ended December 31, 2002, an increase of $2.3 million over the same period in 2001. Lodging revenues in West Virginia increased by $2.6 million or 137% due to the opening of The Grande Hotel at Mountaineer in May 2002. Occupancy levels during the year ended December 31, 2002, ranged from 61% for weekdays to 88% for weekends. The overall average occupancy rate was 68% for the year with an average room rate of $78. Lodging revenues for the Nevada Properties decreased by $279,000 due principally to the limited operations at the Reno Property in 2002. Management expects food, beverage and lodging revenue to continue to increase during 2003 (compared to the same period in 2002) due to the opening of the new hotel and dining facilities mid-year in 2002 and as the Company markets Mountaineer Park as a destination resort.

        Direct expenses of food, beverage and lodging operations increased from $15.1 million in 2001 to $16.4 million in 2002. The direct expenses of food, beverage and lodging operations at Mountaineer Park increased by $2.2 million, while the direct expenses for the Nevada Properties decreased by $877,000 due principally to the closing of the casino and restaurant at the Reno Property in July 2001. Company-wide, food and beverage direct cost increased by $900,000 to $13.0 million for a gross profit of $100,000 in 2002 compared to a loss of $850,000 in 2001. The improvement in gross profit for food and beverage is attributable to increased volume and revenues as well as improved food cost control at Mountaineer Park and the closing of the restaurant at the Reno Property. Lodging direct cost totaled

$3.4 million in 2002 compared to $3.8 million in 2001 contributing to a gross profit of $2.8 million in 2002 compared to a gross profit of $910,000 in 2001. The increase in lodging gross profit is attributable principally to the opening of the Grande Hotel at Mountaineer and the resulting increase in available room days to meet patron demand.

        Mountaineer Park's gross profit for food, beverage and lodging was $3.0 million in 2002, compared to a gross profit of $476,000 in 2001. The increase is attributable principally to the opening of the new hotel and dining facilities during 2002. The food and beverage operations had a gross profit of $469,000 in 2002, compared to a loss of $216,000 in 2001. Mountaineer Park's lodging operations had a gross profit of $2.6 million in 2002 representing an increase of $1.9 million over the same period in the prior year. The increase resulted directly from the opening of the new hotel on May 1, 2002.

        The Nevada Properties' food, beverage and lodging operations had an operating loss of $148,000 in 2002 compared to $421,000 in 2001.

  Other Operating Revenues

        Revenues from other sources increased by $2.9 million or 79.4% to $6.6 million in 2002 compared to $3.7 million in 2001. Other operating revenues are primarily derived from the sale of tickets to events at the Harv, fees generated by the Convention Center, Salon and Spa, Fitness Center, and golf course, sale of programs and lottery tickets, check cashing and ATM services, and sales in the retail plaza. The revenues from special events held at the Harv in 2002 were $1.8 million, which is an increase of $1.2 million over 2001, reflecting the increase in the number of events held at the Harv. Revenues from the Convention Center and related services increased by $823,000 to $975,000 compared to $152,000 in 2001. Revenues from ATM service fees were $925,000 in 2002 compared to $734,000 in 2001.

        In 2002, Mountaineer opened a new gift/jewelry shop and relocated the Salon and Spa from a free-standing structure to the hotel. The gift/jewelry shop and Salon revenues increased by $124,000 and $215,000, respectively in 2002. These additional amenities are expected to increase other revenues during 2003 and in the future.

        Costs of other revenues increased by 72.5% from $5.0 million in 2001 to $8.6 million in 2002. This increase can be attributed primarily to an increase in the number of events at The Harv, the relocation and upgrading of the Salon, increased utilization of the Convention Center, and increases in the volume and cost of check cashing services. Expenses for the Harv increased by $2.4 million to $5.1 million in 2002 principally due to increases in entertainment costs. Convention Center expenses increased by $778,000 to $1.0 million in 2002. The Salon and Spa and Fitness Center expenses increased by $290,000 to $711,000 in 2002. The increases in Convention Center, Spa and Salon and Fitness Center expenses are attributable to expanded operations.

  Marketing and Promotions Expense

        Company-wide, based on increases at Mountaineer Park and decreases for the Nevada Properties, marketing and promotions expense increased to $8.8 million for the year ended December 31, 2002 from $8.0 million for 2001. Marketing and promotions expenses at Mountaineer Park increased by $1.4 million from $6.3 million in 2001 to $7.7 million in 2002. The increase can be attributable to (1) the increase in departmental promotion (except gaming) cost ($438,000); (2) increase in wages and benefits ($100,000); (3) the marketing partnership with the Pittsburgh Penguins hockey team; and (4) other sponsorships ($504,000). In 2002 marketing and promotion expenses for the Nevada Properties decreased by $580,000 due principally to the July 2001 closing of the casino and restaurant at the Reno Property.

  General and Administrative Expenses and Interest

        General and administrative expenses for the year ending December 31, 2002 increased by $7.8 million, or 31.3% from $25.0 million in 2001. General and administrative costs for 2002 constituted 12.3% of gross revenues in comparison to 11.4% for 2001. The increase in general and administrative costs can be attributed primarily to: (1) increase in salary & benefits cost ($3.7 million) and supplies ($768,000) related to increased security, surveillance, housekeeping, maintenance and certain other administrative areas attributable to Mountaineer Park's expanded facilities and larger crowds; (2) increase in property insurance cost at Mountaineer Park ($624,000); (3) increase in real estate taxes at Mountaineer Park ($609,000); (4) increase in professional fees related to the Company's pursuit of a license to build a new racetrack in Erie, Pennsylvania and other aspects of the Company's corporate development activities ($385,000); and (5) increase in amounts accrued for long-term incentive compensation arrangements ($436,000).

        Interest expense increased by $400,000 to $4.4 million in 2002, from $4.0 million in 2001. This increase to $4.4 million is attributable to the increase in borrowings under the Company's credit facility and capital lease financing arrangements and a decrease in the interest rates on our borrowings. See "Liquidity and Sources of Capital."

        Depreciation and amortization costs increased by 55.9% from $9.2 million in 2001 to $14.1 million in 2002. This increase reflects the $56.0 million net increase in fixed assets balance at December 31, 2002 compared to December 31, 2001 due to expansion at Mountaineer Park. Depreciation and amortization for the Nevada Properties aggregated $1.6 million for the year ended December 31, 2002. Depreciation was not recorded for the Reno Property once it was listed for sale in 2002. The property was subsequently sold in 2003.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

  Operating Revenues and Costs

        The Company earned revenues for the years ended December 31, 2001 and 2000 as shown below:

	Years Ended December 31
	2001	2000
Gaming	$191,901,000	$147,890,000
Parimutual Commissions	7,618,000	5,331,000
Food, Beverage and Lodging	15,185,000	13,460,000
Other	3,663,000	3,387,000

Total Revenues	218,367,000	170,068,000
Less promotional allowances	(3,916,000)	(2,507,000)

Net Revenues	$214,451,000	$167,561,000

        Total revenues increased by $48.3 million from 2000 to 2001, an increase of 28.4%. Approximately $42.8 million of the increase was produced by gaming operations at Mountaineer Park. Mountaineer Park's revenues from parimutuel commissions increased by $2.3 million, or 42.9%; its lodging, food and beverage revenues increased by $2.2 million or 23.3% to $11.3 million; and other revenues increased by $472,000 or 15.2%.

        The Nevada Properties contributed $11.4 million in revenues in the year ended December 31, 2001, a $600,000 or 5.6% increase from revenues of $10.8 million for the year ended December 31, 2000. Gaming revenues for 2001 were $7.4 million versus $6.2 million for 2000, an increase of $1.2 million or 19.4%, notwithstanding the July 2001 termination of gaming operations at the Reno Property. Gaming revenues were $1.3 million for 2001 for the Reno Property up to the date of closing.

The sources of the remaining revenues at the Nevada Properties for 2001 were $2.1 million from lodging (a $191,000 decrease from 2000), $1.9 million from food and beverage ($203,000 decrease from 2000) and $92,000 in other income. The declines are principally attributable to the closing of the casino and restaurant at the Reno Property.

        Promotional allowances increased $1.4 million or 56.0% due principally to increased membership in Mountaineer Park's Frequent Player Program and expanded gaming operations. Promotional allowances which were previously included in expenses (principally marketing and promotions) have been reclassified to a deduction from total revenues.

        Our $48.3 million or 28.4% increase in revenues was accompanied by higher total costs, as direct operating expenses increased by $29.7 million or 27.2% to $139.1 million in 2001 compared to 2000. Approximately $26.2 million of the increase in operating costs is attributable to the gaming operations, which includes applicable state taxes and fees. Parimutuel direct costs increased $539,000 due to additional simulcast costs and increased salary and benefit costs, while cost of lodging and food and beverage increased by $1.5 million. Of the 11.1% increase in the cost of food and beverage and lodging, $1.8 million can be attributed to the expanded operations at Mountaineer Park, which was offset by a decline in the cost of food and beverage and lodging at the Nevada Properties due to closing of the casino and restaurant at the Reno Property. The cost of other income increased by $1.4 million in 2001 to $5.0 million. The increase is due primarily to costs associated with operating the Spa and the Convention Center, both of which opened in 2001.

        Operating costs and gross profits earned from operations for the years ended December 31, 2001 and 2000 are as follows:

	Years Ended December 31,
	2001	2000
Operating Costs:
Gaming	$112,510,000	$86,275,000
Parimutuel Commissions	6,443,000	5,904,000
Lodging, Food and Beverage	15,129,000	13,612,000
Other	4,983,000	3,562,000

Total Operating Costs	$139,065,000	$109,353,000

	Years Ended December 31,
	2001	2000
Gross Profit (Loss):
Gaming	$79,391,000	$61,615,000
Parimutuel Commissions	1,175,000	(573,000)
Lodging, Food and Beverage	56,000	(152,000)
Other	(1,320,000)	(175,000)

Total Gross Profit	$79,302,000	$60,715,000

        The decline in the gross profit for "other" is attributable to costs associated with opening and operating the Spa and Convention Center in 2001 and operating the Harv for the full year in 2001, while full utilization and corresponding revenues were not expected until after the new hotel rooms opened on May 1, 2002 and were absorbed.

  Gaming Operations

        Revenues from gaming operations increased 29.8% from $147.9 million in 2000 to $191.9 million in 2001. Management attributes this increase to the following factors: (1) the increase in machine count at Mountaineer from an average of 1,584 during 2000 to an average of 2,100 during 2001; (2) the opening of new gaming space both to accommodate additional machines and to alleviate crowding; (3) increases in foot traffic driven by new amenities as Mountaineer becomes a destination resort; (4) the increased contributions of gaming revenues from the Nevada Properties; (5) continued aggressive marketing and promotions; and (6) the continued growth in the popularity of our coin drop mechanical reel slot machines.

        For the year ended December 31, 2001, average daily net win for the track-based gaming machines was $105 per machine (including $0 for non-racing days when those gaming rooms were closed), compared to $291 earned on the Lodge-based terminals for a facility-wide average of $241 per machine per day. A summary of the video lottery gross wagers less patron payouts ("net win") at Mountaineer for the year ended December 31, 2001 and 2000 is as follows:

	Years Ended December 31,
	2001	2000
Total gross wagers	$1,677,028,000	$1,028,786,000
Less patron payouts	(1,492,506,000)	(887,141,000)

Revenues—video lottery operations	$184,522,000	$141,645,000

Average daily net win per terminal (WV)	$241	$247

        Given the increase in machine count (approximately 2,500 machines at December 31, 2001), management views the win-per-day-per-machine numbers as evidence of the continued strong upward trend in performance of Mountaineer's video lottery operation. Management expects this trend to continue based upon the following growth drivers: full implementation and advertising of the new maximum wager; expanding the geographical reach of our target markets with the opening of the new hotel rooms; expanded use of progressive jackpots; increased foot traffic in the casino as a result of convention and event business; and further increases in machine count, subject to regulatory approval.

        We began operating gaming at the Nevada Properties on October 1, 1999. The Speedway Property had gaming revenues of $6.1 million for 2001, an increase of $1.8 million or 42.6% over 2000. During July 2001, we discontinued our gaming operations at the Reno Property. The Reno Property's gaming revenues were $1.3 million during 2001, a decrease of $675,000 or 34% versus 2000.

        Costs of gaming revenues for 2001 increased by $26.2 million or 30.4% from $86.3 million to $112.5 million compared to the year ended December 31, 2000. The increase is in proportion to the 29.8% increase in revenues. Costs of gaming revenues at Mountaineer Park increased by $26.4 million or 32.3% to $108 million in 2001, reflecting an increase of $24.4 million in statutory expenses directly related to the 30.3% increase in gaming revenues. (See Note 11 to our Consolidated Financial Statements included elsewhere in this Report.) The expanded gaming facilities in 2000 (Downtown Speakeasy) and 2001 (Uptown Speakeasy including the high-roller Fountain Room) generated increases in patron volume and higher levels of patron play. This increased activity, implementation of the automated player tracking system and customer service requirements caused an increase in personnel and supplies costs. As a result, wages and benefits as well as supplies expense increased from 2000 to 2001 by $2.1 million. There were $4.5 million of gaming expenses at the Nevada Properties in 2001, as compared to $4.7 million for 2000. For 2001 the cost of gaming revenues at the Reno Property decreased by $593,000 due to discontinuation of gaming at that location in July 2001 . The cost of gaming at the Speedway Property increased by $431,000, significantly less than the increase in gaming revenues of $1.8 million.

        Under the Lottery Act, Mountaineer pays the following percentages of net win from slot operations fees, which are accounted for as costs of gaming:

	Net Terminal Income
State of West Virginia	30.0%
Hancock County	2.0%
Horseman's Association (racing purses)	15.5%
Other	5.5%

Total Statutory Payments	53.0	%(1)

(1)
Excludes a 4% administrative fee charged by the State of West Virginia based on revenues. See Note 11 to our Consolidated Financial Statements included elsewhere in this Report.

  Parimutuel Commissions

        Parimutuel commissions' revenues is a function of wagering handle, which means the total amount wagered without regard to predetermined deductions, with a higher commission earned on a more exotic wager, such as a trifecta, than on a single horse wager, such as a win, place, or show bet. In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The total wagering handle is composed of the amounts wagered by each individual according to the wagering activity. The total amounts wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The horse racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a "take-out" or gross commission, from which the horse racetrack pays state and county taxes and racing purses. Mountaineer's parimutuel commission rates are fixed as a percentage of the total wagering handle or total amounts wagered. We earned an average commission rate of 20% in each of the past three years.

        Parimutuel commissions for the years ended December 31, 2001 and 2000 are summarized below.

	Years Ended December 31
	2001	2000
Live racing parimutuel handle	$17,723,000	$19,115,000
Simulcast racing parimutuel handle	23,594,000	22,969,000
Less patrons' winning tickets	(32,541,000)	(33,231,000)

	8,776,000	8,853,000
Revenues—export simulcast	5,520,000	1,172,000

	14,296,000	10,025,000
State and county parimutuel tax	(499,000)	(500,000)
Purses and Horsemen's Association	(6,179,000)	(4,194,000)

Revenues—parimutuel	$7,618,000	$5,331,000

        Because of the 27.7% increase in the average daily purses (from $108,800 in 2000 to $138,900 in 2001), increasing the number of live race days from the mandated 210 days to 228 days in 2001 (220 days in 2000), and the expansion of export simulcasting, parimutuel revenues for the year ended December 31, 2001 increased 42.9% in comparison to 2000. Live racing handle decreased 7.3% to $17.7 million in 2001 from $19.1 million in 2000. Import simulcast handle in 2001 increased by $.6 million (2.7%) to $23.6 million in comparison to the same period in 2000. Commissions for export simulcast, implemented on August 11, 2000, were $5.5 million for 2001, an increase of $4.3 million or 370% over the $1.2 million for 2000. The increase in parimutuel revenues is due to expansion of exporting of the simulcast signal, which is ahead of management's expectations. The increase in purses (consisting of statutorily determined percentages of live racing handle) and horsemen's association costs of $2.0 million is attributable principally to the increase in export simulcasting revenues. (Additional contributions to racing purses equal to 15.5% of net win from video lottery operations as required by statute are charged to gaming operations.) Parimutuel commissions' revenues is reported net of these expenses in our Consolidated Statements of Operations.

        The commencement of export simulcasting did involve substantial capital improvements (approximately $4 to $5 million). In December of 1998, Mountaineer and its horsemen executed an agreement (the enforceability of which was ultimately clarified in the racing statute in March 2000) with respect to the sharing of the cost of such capital improvements.

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

  Food, Beverage and Lodging Operations

        For the year ended December 31, 2001, revenues from lodging, food and beverage were $15.2 million, which represents an increase of $1.7 million or 12.8% compared to revenues of $13.5 million for the same period in 2000. Restaurant, bar and concession facilities throughout the company accounted for the revenues increase At Mountaineer, food and beverage revenues increased $2.0 million to $9.4 million from $7.4 million in 2000. Management believes that increased revenues from food and beverage at Mountaineer resulted primarily from expanded gaming facilities, opening of the convention center and advertising and promotions, which in turn led to larger patron volume, as well as the July 2001 opening of the 160-seat buffet in the Speakeasy Gaming Saloon. Food, beverage and lodging revenues decreased $395,000 at the Nevada Properties due principally to the closing of the restaurant and casino in July 2001 at the Reno Property.

        Direct expenses of lodging, food and beverage operations increased from $13.6 million in 2000 to $15.1 million in 2001. Of the $1.5 million increase in expenses, a decrease of $278,000 is attributable to the Nevada Properties. Company-wide, food and beverage direct costs increased by $1.5 million to $12.1 million for a loss of $854,000 in 2001 as compared to the loss of $1.1 million in 2000. The decrease in the loss for food and beverage is attributable to the closing of the restaurant at the Reno Property in July 2001. Lodging direct costs totaled $3.0 million for 2001 compared to $3.1 million in 2000 resulting in a gross profit of $910,000 in 2001 versus $905,000 in 2000.

        Mountaineer's gross profit for food, beverage and lodging was $476,000 in 2001 compared to $150,000 in 2000. The increase in gross profit is attributable to an improvement in the gross profit of lodging of $288,000 due to increase in revenues ($177,000) as a result of higher occupancy levels and a reduction in salaries and other costs of lodging.

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

  Other Operations

        Other revenues increased by $276,000 or 8.1% from 2000 to 2001. Other sources of revenues consist primarily of the Spa operations and other non-core businesses such as admission, program sales, golf, special events, such as concerts, professional boxing matches, trade shows, check cashing and ATM services. The Spa revenues increased by $175,000 in 2001. Additional entertainment held at the Harv during 2001 resulted in an increase in ticket sales in 2001 to $633,000 from $502,000 in 2000. Revenues from ATM service fees were $734,000 in 2001 compared to $668,000 in 2000.

        Costs of other revenues increased by 39.9% from $3.6 million in 2000 to $5.0 million in 2001. This increase can be attributed primarily to a $397,000 increase in the cost of events held at the Harv due to its full year of operation in 2001; the February 2001 opening of the Spa, which had operating costs of $388,000; and the opening of the Convention Center in August 2001, which had operating costs of $123,000; and an increase in check cashing service costs of $161,000.

  Marketing and Promotions Expense

        Company-wide, based on increases at Mountaineer and decreases for the Nevada Properties, marketing and promotions expense increased to $8.0 million for the year ended December 31, 2001 from $7.4 million for 2000. Marketing and promotions expenses at Mountaineer increased by $1.3 million from $5.0 million in 2000 to $6.3 million in 2001. The increase can be attributed to (1) the increase in group sales and other departmental promotional costs ($352,000); and (2) the marketing partnership with the Pittsburgh Penguins hockey team and other sponsorships ($823,000). In 2001 marketing and promotion expense for the Nevada Properties decreased by $736,000 due principally to the July 2001 closing of the casino and restaurant at the Reno Property.

  General and Administrative Expenses and Interest

        General and administrative expenses for the year ended December 31, 2001 increased by $6.3 million, or 33.7% from $18.7 million in 2000. General and administrative costs for 2001 constituted 11.4% of gross revenues in comparison to 11.0% for 2000. The increase in general and administrative costs can be attributed to two areas. First, with respect to operations, the increases are due primarily to increases in costs of security, surveillance, housekeeping and maintenance attributable to the expanded facilities (new gaming areas, the Harv, Convention Center, Spa, buffet, etc.) and the corresponding increase in patron traffic ($2.4 million); increases in employee benefits, such as health insurance ($1.5 million); increases in insurance costs ($385,000) and increases in administrative costs such as salaries, consulting and other miscellaneous costs ($634,000). Second, professional fees and expenses were incurred as we pursued our business strategy to acquire other gaming and/or parimutuel businesses and in connection with general corporate matters resulting in an increase of $835,000 to $1.9 million in 2001 as compared to $1.1 million in 2000.

        Interest expense increased by $900,000 to $4.0 million in 2001, from $3.1 million in 2000. This increase to $4.0 million is attributable to the increase in borrowings under our credit facility and capital lease financing arrangements.

        Depreciation and amortization costs increased by 45.7% from $6.3 million in 2000 to $9.2 million in 2001. This increase reflects the $53.0 million increase in fixed assets, other than for construction in progress, and including the capital leasing of new gaming devices. Additional depreciation expense was incurred from new facilities, including the Convention Center and the new gaming room. Depreciation for the Nevada Properties was $2.1 million for 2001, an increase of $155,000 compared to 2000.

        During July 2001 we closed a dining room and discontinued gaming operations at the Reno Property due to poor financial performance. The hotel and other dining areas remained in operation. At December 31, 2001, we further evaluated the financial performance and the ongoing value of the property and equipment at the Reno Property. Based upon this evaluation, we determined the assets were impaired and wrote them down by $5.5 million to their estimated fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121). In applying these provisions we considered recent sales, property listings and future cash flow estimates related to this location. In 2003, the Company completed the sale of the Reno Property hotel/casino for an amount that approximated its carrying value. See Note 2 to our Consolidated Financial Statements included elsewhere in this Report.

Liquidity and Sources of Capital

        Our working capital balance as of December 31, 2002 was $10.6 million and our unrestricted cash balance was $14.4 million. Racing purses are paid from funds contributed by us to bank accounts owned by the horse owners who race at Mountaineer Park. At December 31, 2002, the balances in the bank accounts exceeded purse obligations by $1.1 million. In the event the purse obligations exceed the balances in the bank accounts, we may fund all or a portion of such amounts. However, such funding advances will be repaid to us from future accumulations in this account.

        On March 25, 2003, we consummated the private sale of $130,000,000 of 9.75% senior unsecured notes pursuant to Rule 144A. Our net proceeds after discounts, fees, and expenses of the offering were approximately $124.1 million, of which we used approximately $93.5 million to repay all amounts outstanding and due under the Second Amended and Restated Credit Agreement. The balance is available for our general corporate purposes.

        On March 21, 2003, we obtained a commitment from Wells Fargo Bank for a Third Amended and Restated Revolving Credit Facility in the amount of $50 million. While we anticipate closing in the next week, the commitment is subject to customary closing conditions; accordingly, there can be no assurance that we will obtain the credit facility.

        Structure.    We expect that our third amended and restated revolving credit facility will consist of a $50.0 million revolving credit facility. Under our third amended and restated revolving credit facility, we expect that up to $3.0 million will be available for use in connection with letters of credit, and up to $10.0 million in short term funds will be available for use under a "swing line" facility on same-day notice to the lenders.

        Guarantees and Security.    We expect that our obligations under our third amended and restated revolving credit facility will be guaranteed by each of our operating subsidiaries. The borrowings under our third amended and restated revolving credit facility and the subsidiary guarantees will be secured by substantially all of our assets and the assets of the subsidiary guarantors. Our future subsidiaries will be required to enter into similar pledge agreements and guarantees.

        Interest Rate.    In general, borrowings under our third amended and restated revolving credit facility will bear interest based, at our option, on either the agent bank's base rate or LIBOR, in each case plus a margin. The applicable margin will be based on our leverage ratio at the time and will range from 75 to 275 basis points for base rate loans and 200 to 400 basis points for LIBOR loans.

        Maturity.    We expect that our third amended and restated revolving credit facility will mature in 2008, five years from the date of execution of the credit agreement.

        Covenants.    We expect that our third amended and restated revolving credit facility will contain certain financial covenants that require us to satisfy, on a consolidated basis, specified quarterly financial tests.

        We expect the third amended and restated credit facility to permit us to finance separately up to $35 million for equipment, including gaming equipment, during the term of the credit facility. We have various arrangements with banks and their affiliated leasing companies for such equipment financing. As of December 31, 2002, the aggregate outstanding principal balance related to equipment financing was $16.0 million.

        A summary of our required payments, after the issuance of the Senior Notes and repayment of amounts outstanding under the Second Amended and Restated Credit Agreement ($93.4 million), under financial instruments (excluding accrued interest) is presented below:

	Total	1 year	2 years	3 years	4 years	5 years	After 5 years
	(in millions)
Contractual cash obligations:
Total debt including capital leases	$146.7	$6.7	$5.9	$2.0	$0.2	$1.9	$130.0
Operating lease obligations	1.9	0.8	0.4	0.4	0.3	—	—
	$148.6	$7.5	$6.3	$2.4	$0.5	$1.9	$130.0

        During the year ended December 31, 2002, we spent approximately $57.0 million for capital additions (including capital leases) and land acquisitions. These expenditures included approximately $37.5 million for expansion at Mountaineer Park, approximately $10.7 million for additional gaming and surveillance equipment, and approximately $4.4 million for the purchase of properties adjacent to or near Mountaineer Park.

        During 2003 we expect to spend approximately $10-12 million on capital additions, including up to $4-5 million for new gaming equipment based upon the West Virginia Lottery Commission's March 25, 2003 approval of our application to add 500 gaming machines at Mountaineer.

        Pursuant to the expected terms of our proposed third amended and restated revolving credit facility, we expect to be required to spend between 1% and 6% of our gross operating revenues from the prior year for maintenance of our facilities. During 2002, we spent 3.1% of 2001 gross operating revenues, or $6.8 million, for maintenance of our facilities.

Commitments and Contingencies

        On September 26, 2002 we were granted a license from the Pennsylvania State Horse Racing Commission to build a thoroughbred horse racetrack and conduct parimutuel wagering in Erie, Pennsylvania. Construction of the new thoroughbred horse racetrack at Presque Isle Downs is expected to cost approximately $25 million. If legislation proposed in February 2003 is passed in Pennsylvania legalizing slot machines at racetracks, then we will spend significantly more (up to $50 million, exclusive of gaming equipment) to also develop a gaming area. Additionally, we expect to spend approximately $8.2 million (exclusive of closing costs) for acquisition of real property for the new racetrack. We expect to finance the majority of these development costs with cash flow from operations, cash on hand, availability under our proposed $50 million third amended and restated revolving credit facility and, if slot machines are installed, capital lease obligations. The ultimate construction cost will depend on the final architectural design and the amenities to be included. Commencement of racing and parimutuel operations in Erie remains subject to risks and uncertainties, which include but are not limited to zoning, closing on the real property for the site, which is currently under option, unforeseen title, engineering, environmental, or geological problems, work stoppages, weather interference, including floods, construction delays and other risks associated with building a racing operation, and compliance with the terms of the license concerning timing. Construction of, and commencement of operations at, the new horse racetrack also are subject to favorable resolution of a pending judicial review of our license to conduct horse racing and parimutuel wagering in Erie, Pennsylvania, the ability to obtain clear title to the property to which our license relates and which we currently have under option and other construction related risks. See "Business—Legal Proceedings."

        On December 23, 2002, we entered into a merger agreement to acquire Scioto Downs, Inc., which owns and operates a harness horse racing facility with parimutuel wagering in Columbus, Ohio. We agreed to pay $32.00 per share, in cash, for the 595,767 outstanding shares of Scioto Downs' common stock. Each Scioto Downs shareholder may elect to receive, instead of the $32.00 per share amount, an amount per share equal to $17.00 plus ten annual contingent earnout payments (commencing the first calendar year in which Scioto Downs is permitted to conduct new forms of gaming) based upon 10% of the growth of Scioto Downs' EBITDA compared to the average of Scioto Downs' EBITDA for the three years ended October 31, 2002. Management estimates that these payments would aggregate approximately $19.1 million, assuming all shareholders elected to receive cash, and would be initially less if some shareholders elected to receive the earnout payments. Management expects to finance such payments with cash flow from operations, cash on hand, and availability under our proposed $50 million third amended and restated revolving credit facility. The Company has completed its due diligence investigation of Scioto Downs and has elected to proceed with the transaction subject to the remaining terms, conditions and governmental approvals. The merger is expected to result in an increase in parimutuel and food and beverage revenues as well as an increase in related operating costs.

        During 2003, we anticipate paying approximately $2.0 million in connection with the completion of the contract for the construction of our new hotel, subject to receipt of the architect's final certificate of payment and the agreement of the parties thereto.

        We also have various commitments including those under various consulting agreements, operating leases, and our pension plan and union contract. We have also entered into employment agreements with certain employees for periods ranging from one to five years. Compensation under the employment agreements consists of both cash payments and stock option commitments. The Company anticipates cash payments in the amount of approximately $5.9 million exclusive of incentive payments over the next four years under the employment agreements. The Company believes that it has the ability to meet all of its obligations under the employment agreements.

        In addition, the Company is faced with certain contingencies involving litigation and environmental remediation. These commitments and contingencies are discussed in greater detail in Note 7 to our Consolidated Financial Statements included elsewhere in this Report. The Company believes that its cash balances, cash generated from operations and available lines of credit will be sufficient to meet all of our currently anticipated commitments and contingencies.

        Management believes that except as set forth above, our cash balances, cash flow from operations, and available lines of credit will be sufficient to cover any capital required to fund maturing debt obligations and any other contemplated capital expenditures and short-term funding requirements for the next twelve months. See the section entitled "Business—Risks Related to Our Business" for a description of certain circumstances that may affect our sources of liquidity. We may also expand our current stock repurchase plan to permit us to repurchase our common stock in amounts and at times determined by our board of directors from time to time. Although we have no current plans to do so, we may also finance our expansion through the public or private sale of additional debt or equity securities.

        Our level of indebtedness presents other risks to investors, including the possibility that we may be unable to generate cash sufficient to pay the principal of and interest on our indebtedness when due; and that we may not be able to meet tests and covenants of such debt agreements and achieve satisfactory resolution of such non-compliance with the lenders. In such an event, the holders of our indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and proceed against any collateral securing such indebtedness. These actions could limit our ability to borrow additional funds and would likely have a material adverse effect on our business and results of operations. A debt rating downgrade would not impact the terms of borrowings under our expected Third Amended and Restated Credit Facility or the Senior Notes. However, a debt rating downgrade could impact the terms of and our ability to obtain additional new financing. Additionally, changes in the regulatory environment or restriction on or prohibition of our gaming or racing operations, whether arising out of legislation or litigation, could have a material adverse effect on our liquidity. See section entitled "Business—Risks Related To Our Business" and Note 3 to our Consolidated Financial Statements included elsewhere in this Report.

        Outstanding Options.    As of March 25, 2003, there were outstanding options to purchase approximately 1.5 million shares of our common stock. If all such options were exercised, we would receive proceeds of approximately $5.7 million. We utilize the treasury stock method in determining the dilutive effect of outstanding options and warrants. Our policy is as follows: Our basic earnings per share (EPS) is computed as net income available to common shareholders divided by the weighed average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

Critical Accounting Policies

        Our significant accounting policies are included in Note 2 to our Consolidated Financial Statements included elsewhere in this Report. These policies, along with the underlying assumptions and judgments made by our management in their application, have a significant impact on our consolidated financial statements.

  Revenue Recognition

        Video lottery and parimutuel revenues are recognized at the time the wagers are made and are net of winning payouts to patrons. The distributions from these revenues are governed by the West Virginia Lottery Commission and the West Virginia Racing Commission. After deduction of a 4% administrative fee paid to the West Virginia Lottery Commission, the Mountaineer Park receives 47% of the first $162 million of video lottery net win per year, based upon West Virginia's fiscal year of July 1-June 30. Net win in excess of the threshold, which is fixed by statute, is subject to a 10% surcharge. After reduction for the administrative fee and the surcharge, the net win percentage to be received by the Company is 42%. We recognize the reduction in revenue occasioned by the surcharge and the reduction in the percentage of net win allocable to us during the period in which the net win exceeds the predetermined threshold. Accounting for the change in the net win percentage to be retained by the Company in this manner ensures that revenue is being recognized when all services have been rendered and the amount is fixed or determinable. The amended Lottery Act also creates a separate capital reinvestment fund for each racetrack to which the State will contribute 42% of the surcharge attributable to each racetrack. Generally, for each dollar a racetrack expends on eligible capital improvements for the racetrack and adjacent property, the track will receive a dollar from the capital reinvestment fund. Depending upon the amount of a project, any amount expended in excess of the balance in the capital reinvestment fund may be carried forward three subsequent years. We recognize amounts due from the capital reinvestment fund as qualifying capital expenditures are identified.

        Revenues from food and beverage are recognized at the time of sale and revenues from lodging are recognized on the date of stay. Other revenues are recorded at the time the services are rendered or sales are completed. Lodging, food and beverage gratuitously provided to customers are not recognized as revenues.

  Impairment of Long-Lived Assets and Intangibles

        We review the carrying value of our long-lived assets (including goodwill) whenever events or changes in circumstances indicate that such carrying values may not be recoverable annually (effective in 2002) for goodwill. Unforeseen events and changes in circumstances and market conditions and material differences in estimates of future cash flows could negatively affect the fair value of our assets and result in an impairment charge. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties. Fair value can be estimated utilizing a number of techniques including quoted market prices, prices for comparable assets, or other valuation processes involving estimates of cash flows, multiples of earnings or revenues.

        At December 31, 2001, we evaluated the financial performance and the carrying value of the property and equipment at the Reno Property. Based upon this evaluation, we determined that the assets were impaired and wrote them down by $5.5 million to estimated fair value. In estimating fair value, we considered recent property sales, current property listings and estimates of future cash flows related to this location. The fair value of these assets, as well as other assets, could be different using different estimates and assumptions in the valuation techniques. The fair value at December 31, 2002 was reassessed based upon pending purchase offers. We completed the sale of the Reno Property in 2003 at an amount that approximated its carrying value.

  Self-Insurance

        Effective October 2002, we began self insuring for employee health coverage. Self-insurance reserves are estimated based upon our prior claims experience. Changes in the number of employees, claims expense and health care costs could cause this liability to fluctuate. We also maintain stop loss insurance coverage for employee health care claims.

  Frequent Players Program at Mountaineer

        Members of Mountaineer's frequent players program can accumulate points for wagering and other purchases that can be redeemed for tokens, lodging, food and beverage and merchandise. Based upon historical redemptions of frequent player program points, we estimate unredeemed points and record a corresponding liability. Changes in the program, increases in membership and changes in the redemption patterns of our participating patrons could cause this liability to fluctuate.

  Income Taxes

        We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the bases used for financial reporting and income tax reporting of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We have not provided for a valuation allowance at December 31, 2002 because we feel that the deferred tax assets will be recovered from future operations.

  Newly Issued Accounting Standards:

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We adopted SFAS 144 as of January 1, 2002. Adoption of this Statement did not have a significant impact on our financial position or results of operations.

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. The Company began to apply the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 resulted in an increase in net income of approximately $250,000. During 2002, the Company performed the initial adoption and annual impairment tests of goodwill and indefinite-lived intangible assets. As a result of these tests, it was determined that there was no impairment of goodwill.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        We are exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. Under our current policies, we use interest rate derivative instruments to manage exposure to interest rate changes for a portion of our debt arrangements. However, with the issuance of the fixed rate long-term Senior Notes and repayment of the balance outstanding under the Second Amended and Restated Credit Agreement in March 2003, our exposure to interest rate changes will be limited to amounts which may be outstanding under the expected $50 Million Third Amended and Restated Credit Agreement (See Liquidity and Sources of Capital). The existing interest rate derivative expires on December 31, 2003.

        Depending upon the amounts outstanding under the Third Amended and Restated Credit Agreement and without consideration of interest rate derivatives designated as hedges if any, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $500,000.

        At December 31, 2002 the fair value of credit facilities approximates the carrying value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial Statements and accompanying footnotes are set forth on pages F-1 through F-33 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY

        The following table sets forth information regarding the directors and executive officers of the Company.

Name	Age	Position and Office Held
Edson R. Arneault	55	President, Chief Executive Officer, Chairman of the Board
Robert A. Blatt(1)	62	Vice President, Assistant Secretary, Director
James V. Stanton(3)	70	Director
Donald J. Duffy(2)(3)	35	Director
Thomas J. Brosig(3)	53	Director
LC Greenwood(2)	57	Director
John W. Bittner, Jr.	50	Chief Financial Officer
David R. Hughes	40	Chief Operating Officer; Mountaineer
Roger M. Szepelak	37	Vice President, Chief Operating Officer, Nevada Properties
Patrick J. Arneault	37	Vice President, Mountaineer
Rose Mary Williams	45	Secretary

(1)
Member of the Finance Committee of the Board of Directors.

(2)
Member of the Compensation Committee of the Board of Directors.

(3)
Member of the Audit Committee of the Board of Directors.

BUSINESS EXPERIENCE

        Edson R. Arneault, 55, has been a director of the Company since January 1992 and has served as our President and Chief Executive Officer since April 26, 1995. He is also an officer and director of our subsidiaries, Mountaineer Park, Inc., ExCal Energy Corp., Speakeasy Gaming of Reno Inc. ("Speakeasy Reno"), Speakeasy Gaming of Las Vegas, Inc. ("Speakeasy Las Vegas") and Presque Isle Downs, Inc. Mr. Arneault is also a principal in numerous ventures directly or indirectly engaged in the development, production and transportation of oil and gas. Since becoming the President of the Company and Mountaineer Park, however, Mr. Arneault has devoted virtually all his time and attention to the business of the Company. Mr. Arneault is a certified public accountant, and has served as a tax partner with Seidman and Seidman (now "BDO Seidman LLP"), a public accounting firm, in Grand Rapids, Michigan, from 1977 to 1980. Mr. Arneault was employed as a certified public accountant by Arthur Andersen in the tax department of its Cleveland office from 1972 to 1976. Mr. Arneault is a member of the Independent Producers Association of America, the Ohio Oil and Gas Association, the Michigan Oil and Gas Association and the Michigan Association of Certified Public Accountants. Mr. Arneault received his Bachelor of Science in Business Administration from Bowling Green University in 1969, his Master of Arts from Wayne State University in 1971, and his Masters in Business Administration from Cleveland State University in 1978. Mr. Arneault also serves as a member of the Hospitality and Tourism Management Board of Visitors of Robert Morris College in Pittsburgh, Pennsylvania.

        Robert A. Blatt, 62, has been a director of the Company since September 1995 and a Vice President since February 1999. Mr. Blatt is also a Director and Assistant Secretary of Mountaineer Park, and Chairman of our Finance Committee. Mr. Blatt is the Chief Executive Officer and managing member of New England National, L.L.C. ("NEN") and a member of the board of directors of AFP Imaging Corporation. Since 1979 he has been chairman and majority owner of CRC Group, Inc., and related entities, a developer, owner, and operator of shopping centers and other commercial properties, and since 1985, a member (seat owner) of the New York Stock Exchange, Inc. From 1959 through 1991, Mr. Blatt served as director, officer or principal of numerous public and private enterprises. In July 1999, certain creditors of CGE Shattuck, LLC ("CGE") filed an involuntary bankruptcy petition against CGE in the United States Bankruptcy Court for the District of New Hampshire (In Re: CGE Shattuck, LLC). Although Mr. Blatt reports that he was no longer an executive with CGE at the time of the filing, he was the Chief Executive Officer and Managing Member of CGE within the two-year period prior to the commencement of that action, which is still pending. Mr. Blatt informed the Company that CGE's inability to satisfy its obligations to creditors in July 1999 resulted from a bank's wrongful refusal to release certain residential land held as collateral by the bank. In August of 2002, NEN filed a voluntary petition under Chapter 11 in the U.S. Bankruptcy Court for the District of Connecticut. Mr. Blatt informed the Company that the filing was necessitated by a court's upholding the imposition of real estate taxes at rates applicable to golf courses (rather than vacant land) for periods prior to NEN's acquisition or development of the property. Mr. Blatt received his Bachelor of Science in Finance from the University of Southern California in 1962 and his Juris Doctor from the University of California at Los Angeles in 1965. He is a member of the State Bar of California.

        James V. Stanton, 70, has been a director of the Company since February, 1998 and serves on our Audit Committee and as Chairman of our Compliance Committee. Mr. Stanton has his own law and lobbying firm, Stanton & Associates, in Washington, D.C. From 1971-1978, Mr. Stanton represented the 20th Congressional District of Ohio in the United States House of Representatives. While in Congress Mr. Stanton served on the Select Committee on Intelligence, the Government Operations Committee, and the Public Works and Transportation Committee. Mr. Stanton has held a wide variety of public service positions, including service as the youngest City Council President in the history of Cleveland, Ohio and membership on the Board of Regents of the Catholic University of America in Washington, D.C. Mr. Stanton is also former Executive Vice President of Delaware North, a privately held international company which, during Mr. Stanton's tenure, had annual sales of over $1 billion and became the leading parimutuel wagering company in the United States, with worldwide operations including horse racing, harness racing, dog racing, and Jai-Lai. Delaware North also owned the Boston Garden and the Boston Bruins hockey team. From 1985-1994, Mr. Stanton was a principal and co-founder of Western Entertainment Corporation, which pioneered one of the first Native American Gaming operations in the United States, a 90,000 square foot bingo and casino gaming operation located on the San Manuel Indian Reservation in California, which generated annual revenues in excess of $50 million. Mr. Stanton also serves on the Board of Directors of Lottery and Wagering Solutions, Inc.

        Donald J. Duffy, 35, has been a director of the Company since June 2001 and serves as Chairman of our Compensation Committee and as a member of the Audit Committee. Mr. Duffy is presently a director of Integrated Corporate Relations, a consulting firm. Mr. Duffy co-founded Meyer, Duffy & Associates in 1994 and Meyer Duffy Ventures in 1999. At Meyer Duffy, Mr. Duffy played an integral role in numerous seed and early stage companies. His expertise is focusing on the development and implementation of business plans including financial forecasting and analysis, management team development, corporate strategy and capital formation. Prior to co-founding Meyer, Duffy & Associates, Mr. Duffy was a Senior Vice President at Oak Hall Capital Advisors where he specialized in investments in the leisure, gaming and technology markets. Prior to Oak Hall, Mr. Duffy was an investment fund partner at Sloate, Weisman, Murray & Company, specializing in investments in the leisure, gaming, technology and retail markets. Mr. Duffy is a graduate of St. John's University.

        Thomas J. Brosig, 53, has been a director of the Company since November 2002 and serves as Chairman of our Audit Committee. Mr. Brosig graduated Summa Cum Laude from Fordham University in 1976. From 1977 through 1981, Mr. Brosig held essentially every financial position with Channel Home Centers, a division of W. R. Grace and Company. From 1982 through 1986, Mr. Brosig was Director of Strategic Planning for Berman's "The Leather Experts", the nation's largest leather specialty chain. In 1987, Mr. Brosig founded and was President of TJ Associates Business Consulting Services that specialized in acquisition analysis and turnaround restructuring. In 1989 Mr. Brosig became Executive Vice President of Administration and Finance for G III Apparel Group, Ltd., the nation's largest manufacturer of ladies leather apparel. In 1990, Mr. Brosig was one of the founders of Grand Casinos, Inc. Subsequent to the January 1, 1999 merger between Grand Casinos, Inc. and Park Place Entertainment, Mr. Brosig assumed the role of President, mid-south region of Park Place Entertainment. In January 2001, he accepted the promotion to Senior Vice President, Administration at Park Place Entertainment's corporate offices in Las Vegas, Nevada. In June 2001 he retired from active full time employment, remaining with Park Place as a Senior Vice President responsible for the development of our Indian owned resort project in Sullivan County New York. The remainder of his time is spent as a non-paid executive operating ASC of Mississippi, Inc. ("Center Circle") a group of homes for wayward boys. Mr. Brosig has lectured or testified throughout the United States on leadership and organizational development, on the impact of youth gambling addiction, and on various topics of interest to the gaming industry and investment communities. In the area of compulsive gambling, Mr. Brosig is and has been active in a number of activities including the Mississippi Council on Compulsive Gambling where he was instrumental in its formation and development. In addition, he organized and funded the first think tanks in Minnesota and Mississippi concerned with compulsive gambling, and was a charter member of the National Center for Responsible Gaming where he also served as a member of its board of directors. Mr. Brosig has also authored many watershed programs relative to casino employee gambling.

        LC Greenwood, 57, has been a director of the Company since November 2002 and serves on our Compensation Committee. Mr. Greenwood was born in Canton Mississippi, went to Roger High, in Canton, MS and was granted an Academic Athletic Scholarship to Arkansas AM & N in Pine Bluff, AR where he received the Bachelor of Science Degree. After college Mr. Greenwood played thirteen years as a Defensive End with the World Champion Pittsburgh Steelers, won four Super Bowls, was named a member of every All Pro Team during the 1970s, was also All Pro seven times, and played in six Pro Bowls. Today Mr. Greenwood is President of Greenwood Enterprises, a Coal and Natural Gas Marketing Company; Greenwood/McDonald Supply Co., an Electrical Supply Company; and President/Owner of Greenwood Manufacturing Co., Manufacturer & Distributor of packing products. Among Mr. Greenwood's awards are the Worthen Sport Award, Professional Athlete of the Year in Little Rock, Arkansas, Outstanding Achievement Award, Canton, MS, 1975, Key to the City of Canton, MS and to the State of Mississippi, Key to the State of West Virginia, 25th Anniversary Super Bowl Team, 100 Year Black College All American Team, Arkansas Hall of Fame, A member of the 75th Silver Anniversary Super Bowl Team. In 1975 March 24th was declared LC Greenwood day in Canton, MS. Mr. Greenwood is a Life Member of the N.A.A.C.P., Member of AFTRA-American Federation of Television and Radio Artists, worked on the Miller Lite Campaign doing commercials and promotions for ten years, has been involved in numerous commercials and industrial films since 1971 to the present, and over ten National commercials as well as numerous local commercials.

        John W. Bittner, Jr., 50, was appointed Chief Financial Officer of the Company on January 9, 2002. Prior to joining he Company Mr. Bittner was a Partner at Ernst & Young, LLP and was with Ernst & Young, LLP from 1975 to 2000. While at Ernst & Young, LLP Mr. Bittner provided accounting, auditing and business advisory services to privately and publicly held organizations in a variety of industries. During 2001, Mr. Bittner was an accounting and financial consultant. Mr. Bittner is a CPA licensed in Pennsylvania and West Virginia. Mr. Bittner received his Bachelor of Science degree in Accounting from Duquesne University in 1975. Mr. Bittner is a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

        David R. Hughes, 40, joined the Company in January of 2003 as Chief Operating Officer of Mountaineer. Mr. Hughes brings to MTR an impressive, 18-year operational and financial background with significant executive experience in the gaming and hospitality industries. From August 2001 to December 2002, he served as CFO of Penn National Gaming's Charles Town Races & Slots property in Charles Town, WV. From September 2000 through July 2001, he was CEO of JAB Sun Cruz Casinos' U.S. Operations, where he was responsible for all operational aspects of the 10-property company and helped increase gaming revenues and reduce administrative costs. Beginning in 1995, Mr. Hughes held senior management positions with Sun International Gaming Enterprises (at its Resorts Atlantic City and Mohegan Sun Casino properties). Additionally, from 1984 - 1994, he served in various financial and operational capacities at Trump Plaza Hotel & Casino and Sands Hotel & Casino. He holds a Bachelor of Science Degree in Business Administration and Accounting from Stockton State College and is a Certified Public Accountant.

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

        Patrick J. Arneault, 37, joined Mountaineer Park, Inc. in February 2000. He serves as Vice President of Development of Mountaineer. Previously, he concentrated on facility maintenance and construction project management. He received a BBA in finance and a minor in Military History from Kent State University in 1989. Mr. Arneault served in the United States Army from 1987 to 1997, as a Platoon Leader 24th Infantry Division and as a Battery Commander 11th ADA Brigade. His final assignment was as a Systems Integrator U.S. Army Washington D.C. Patrick is also a member of the Ohio Oil and Gas Association and the Hancock County West Virginia Rotary. Patrick Arneault is the brother of Edson R. Arneault, our President, Chief Executive Officer and Chairman of the Board.

        Rose Mary Williams, 45, was appointed to the position of Secretary of the Company in January 1998 and Director of Racing of the Company in January 1997. She has been employed at Mountaineer since 1977, when she began working in the Mutuel Department. In 1980, she accepted the position of Statistician in the computer room. When Mountaineer began receiving simulcast signals from other racetracks in 1991, she was appointed to Simulcast Coordinator. She then began serving as Mutuel Manager in 1995. Ms. Williams is a member of Turf Publicists of America.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth the compensation awarded, paid to or earned by our most highly compensated executive officers whose compensation exceeded $100,000 in the year ended December 31, 2002.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation Awards
Payouts
Other Annual Comp. ($)(1)
Name	Year	Salary ($)	Bonus ($)		Restricted Stock Awards ($)	Options SARS (#)(2)	LTIP Payouts ($)	All Other Comp. ($)(4)
Edson R. Arneault(3) Chairman, President and Chief Executive Officer MTR Gaming Group, Inc.	2002 2001 2000	804,023 830,326 469,904	100,000 100,000 100,000	365,686 336,339 254,664	— — —	— 100,000 300,000	— — —	229,193 84,568 84,568
Robert A. Blatt(3) Vice President	2002 2001 2000	292,115 213,857 182,649	— — —	1,393 1,393 1,288	— — —	— 50,000 150,000	— — —	19,594 19,594 19,594
Roger M. Szepelak(3) Vice-President and Chief Operating Officer Nevada Properities	2002 2001	163,209 151,154	— —	— —	— —	— —	— —	— —
John W. Bittner(3) Chief Financial Officer	2002	184,077	—	1,300	—	25,000	—	—

(1)
As to Mr. Arneault for 2002 includes $359,194 performance bonus earned but not paid in 2002; an estimated pension contribution of $6,492; for 2001 includes $330,111 performance bonus earned but not paid in 2001 and an estimated pension plan contribution of $6,228; for 2000 includes $250,000 performance bonus earned but not paid in 2000 and an estimated pension plan contribution of $4,664; As to Mr. Blatt consists of an estimated pension plan contribution of $1,393, $1,393 and $1,288 in 2002, 2001 and 2000, respectively. As to Mr. Bittner consists of an estimated pension contribution of $1,300.

(2)
Grants in 2002, 2001 and 2000 consisted of non-qualified stock options for a term of ten years. The options are fully vested and have an exercise price of $15.00, $7.30 and $2.50 per share, respectively.

(3)
See "Employment Agreements" below. Mr. Arneault's employment agreement requires him to defer receipt of all compensation over the amount set forth in Section 162(m) of the Internal Revenue Code.

(4)
Consists of premiums for life insurance pursuant to a qualified plan in accordance with Section 419 of Internal Revenue Code. In 2002 as to Mr. Arneault includes $144,625 for use of Company owned housing. The incremental cost to the Company of providing perquisites and other personal benefits during the indicated periods did not exceed, as to any Named Executive Officer, the lesser of $50,000 or 10% of the total salary and bonus paid to such executive officer for any such year and, accordingly, is omitted from the table.

OPTION GRANTS IN 2002

        The following table contains information concerning the grant of stock options during fiscal year 2002 to the Company's executive officers named in the Summary Compensation Table.

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
	Number of Securities Underlying Options Granted
		% of Total Options Granted in Fiscal Year
Name			Exercise Price	Expiration Date
					5%	10%
John W. Bittner, Jr.	25,000	100%	15.00	1/2/2012	$235,835	$597,653

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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

        The following table sets forth information regarding the number and value of options held by each of the Company's executive officers named in the Summary Compensation Table as of December 31, 2002.

			Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Year End ($)(1)
Name	Shares Acquired on Exercise	Value Realized($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Edson R. Arneault	—	—	1,800,000	—	10,244,125	—
Robert A. Blatt	150,000	527,700	500,000	—	2,873,750	—
Roger M. Szepelak	25,000	251,250	25,000	50,000	42,750	85,500
John W. Bittner, Jr.	—	—	25,000	—	—	—

(1)
Based on the market price of the Company's Common Stock of $7.96 on December 31, 2002, as reported by Nasdaq.

Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2002 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,795,500	$2.2968	55,000
Equity compensation plans not approved by security holders	390,000	$7.4672	300,000

Total	3,185,500		355,000

        The Company's equity compensation plans that were not approved by security holders (as no such approval was required) consist of (i) grants of NQSOs as inducement for initial employment by the Company or its subsidiaries; (ii) grants of NQSOs to non-executive employees; and (iii) NQSOs granted under our 2001 Employee Stock Incentive Plan or available for grant under our 2002 Employee Stock Incentive Plan, both of which are "broad-based plans" as defined by the Nasdaq Market Place Rules (i.e., ones in which not more than half of the options/shares may be awarded to officers and directors). In the case of all such plans, the exercise price of options must be not less than fair market value of the common stock on the date of grant. Options granted under the plans may be for terms of up to ten years. The 2001 and 2002 Employee Stock Incentive Plans are to be administered by the board or a committee of the board consisting of not fewer than two non-employee directors. Repricing under the 2001 plan is limited to 10% of the number of options then outstanding thereunder; repricing under the 2002 plan is prohibited.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Under the provisions of Section 16(a) of the Exchange Act, our officers, directors and 10% beneficial stockholders are required to file reports of their transactions in our securities with the Commission. Based solely on a review of the Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company believes that as of March 25, 2003, all of its executive officers, directors and greater than 10% beneficial stockholders complied with all filing requirements applicable to them during 2002.

EMPLOYMENT AGREEMENTS

        We have entered into a five-year employment agreement, effective January 1, 2001, with our President and Chief Executive Officer, Edson R. Arneault. The employment agreement replaces an agreement entered into in February 1999 and provides for, among other things, an annual base salary of $750,000 (subject to automatic annual cost of living increases of 5%), semi-annual cash awards and an annual performance bonus tied to EBITDA growth. The Employment Agreement entitles Mr. Arneault, at our expense, to lease living and/or office quarters for himself and the Company in any state or jurisdiction in which the Company is currently doing business or commences substantial business operations. The Company may choose to purchase such living or office quarters. The Company has purchased living quarters for use by Mr. Arneault for approximately $1.3 million and has invested approximately $800,000 to improve said living quarters. The employment agreement also provides for a long-term incentive bonus, subject to a cap, payable at the end of the five-year term based upon growth compared to year 2000 in a variety of objective measurements, including earnings per share, the market price of our common stock, EBITDA and gross revenues. Other factors affecting the long-term bonus are acquisitions of other racetracks and parimutuel facilities, acquisitions of gaming venues that generate positive EBITDA in their first full year of operation, and successful legislative initiatives.

        The agreement provides that if Mr. Arneault's period of employment is terminated by reason of death or physical or mental incapacity, we will continue to pay Mr. Arneault or his estate the compensation otherwise payable to Mr. Arneault for a period of two years. If Mr. Arneault's period of employment is terminated for a reason other than death or physical or mental incapacity or for cause, we will continue to pay Mr. Arneault the compensation that otherwise would have been due him for the remaining period of employment. If Mr. Arneault's period of employment is terminated for cause, we will have no further obligation to pay Mr. Arneault, other than compensation unpaid at the date of termination.

        In the event that the termination of Mr. Arneault's period of employment occurs after there has been a change of control of the Company, as defined, and (i) the termination is not for cause or by reason of the death or physical or mental disability of Mr. Arneault or (ii) Mr. Arneault terminates his employment for good reason, as defined in the agreement, then Mr. Arneault will have the right to receive within thirty days of the termination, a sum that is three times his annual base salary and payment by us of the next five annual premium payments for the insurance policy called for by the deferred compensation plan described below.

        In February 1999, we entered into an employment agreement with Robert A. Blatt. The agreement is for a term of five years, calls for an annual base salary of $46,000 (subject to automatic annual cost of living increases of 5%) and additional compensation of $2,500 per day in the event Mr. Blatt performs additional services. The employment agreement also entitles Mr. Blatt to participate in our various benefit plans for health insurance, life insurance and the like. In the event Mr. Blatt terminates the employment agreement for good reason, as defined, or we terminate the agreement other than for cause or a permanent and total disability, he will be entitled to the compensation otherwise payable to him under the employment agreement. In the event Mr. Blatt's employment is terminated in connection with a change in control of the Company, Mr. Blatt would be entitled to a cash severance payment equal to three times his annual base salary and payment by us of the next five annual premium payments for the insurance policy called for by the deferred compensation plan described below.

        We also have deferred compensation agreements with Messrs. Arneault and Blatt, which provide for certain benefits upon retirement. We currently fund these obligations through the purchase of "split dollar" life insurance policies.

        In October 2000, we entered into a three-year employment agreement with Roger Szepelak as Vice President and Chief Operating Officer for Speakeasy Gaming of Las Vegas, Inc. and Speakeasy Gaming of Reno, Inc. The agreement calls for an annual base salary of $150,000 with annual automatic cost of living increases of 5% and entitles Mr. Szepelak to a car allowance as well as to participate in our various employee benefit plans. In the event Mr. Szepelak's employment is terminated by us other than for cause or a permanent and total disability, he will be entitled to the compensation otherwise payable to him under the employment agreement. Mr. Szepelak's employment agreement does not provide for any additional compensation in the event of termination in connection with a change in control.

        In January 2002, we entered into a three-year employment agreement with John W. Bittner, Jr. as Chief Financial Officer. The agreement calls for an annual salary of $160,000 and entitles Mr. Bittner to a car allowance as well as to participate in our various employee benefit plans. In the event Mr. Bittner's employment is terminated by us other than for cause or permanent disability, he will be entitled to the compensation otherwise payable to him under the employment agreement. Further, in the event Mr. Bittner is discharged during the last year of the term of the agreement in connection with a change in control of the Company, as defined in the agreement, Mr. Bittner would be entitled to a cash payment in the amount of one year of Mr. Bittner's then current salary.

COMPENSATION OF DIRECTORS

        Our non-employee directors receive an annual stipend of $24,000 and a per meeting fee of $1,500. Directors who are employees of the Company do not receive compensation for attendance at Board meetings. All board members are reimbursed for expenses they incur in attending meetings.

ITEM 12. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of March 25, 2003, the ownership of the presently issued and outstanding shares of our common stock by persons owning more than 5% of such stock, and the ownership of such stock by our officers and directors, individually and as a group. As of March 25, 2003, there were 28,167,335 shares of common stock outstanding. Unless otherwise indicated, the address for each of the stockholders listed below is c/o MTR Gaming Group, Inc., State Route 2 South, P.O. Box 356, Chester, WV 26034.

Name	Number of Shares	Percentage of Class
Edson R. Arneault(1)	3,857,074	13.28%
Robert A. Blatt(2)	1,248,584	4.38%
James V. Stanton(3)	106,900	*
Donald J. Duffy(4)	25,000	*
LC Greenwood(5)	0	*
Thomas J. Brosig(6)	0	*
Patrick J. Arneault(7)	5,200	*
Rose Mary Williams(8)	60,000	*
John W. Bittner, Jr.(9)	25,000	*
Roger Szepelak(10)	27,500	*
David R. Hughes	0	*
Total officers and directors as a group (11 persons)	5,355,258	18.53%

*
Indicates less than one percent.

(1)
Includes 3,057,074 shares and options to acquire beneficial ownership of 800,000 shares within 60 days held by Mr. Arneault. Also includes 30,000 shares held in the name of Mr. Arneault's dependent son and 19,209 shares held by a partnership of which Mr. Arneault is a general partner.

(2)
Includes 945,584 shares held by Mr. Blatt, 3,000 shares held by Mr. Blatt's wife, and options to acquire beneficial ownership of 300,000 shares exercisable within 60 days held by Mr. Blatt. Mr. Blatt's mailing address is c/o The CRC Group, Larchmont Plaza, 1890 Palmer Avenue, Suite 303, Larchmont, NY 10538.

(3)
Includes 106,900 shares held by Mr. Stanton. Mr. Stanton's mailing address is 815 Connecticut Avenue, NW, Suite 620, Washington, DC 20006.

(4)
Mr. Duffy's business mailing address is c/o Integrated Corporate Relations, 24 Post Road, Westport, CT 06880. Includes no shares and includes options to acquire beneficial ownership of 25,000 shares exercisable within 60 days held by Mr. Duffy.

(5)
Mr. Greenwood's business mailing address c/o Greenwood McDonald Supply Company, Inc., 313 West Main Street Carnegie, PA 15106.

(6)
Mr. Brosig's mailing address is 1174 Glendale Place, Gulfport, MS 39507.

(7)
Includes 200 shares held by Mr. Arneault's minor children and options to acquire ownership of 5,000 shares within 60 days held by Mr. Arneault.

(8)
Includes no shares and includes options to acquire beneficial ownership of 60,000 shares within 60 days held by Ms. Williams.

(9)
Includes no shares and includes options to acquire beneficial ownership of 25,000 shares within 60 days held by Mr. Bittner.

(10)
Includes 2,500 shares and options to acquire beneficial ownership of 25,000 shares exercisable within 60 days by Mr. Szepelak. Mr. Szepelak's mailing address is 3227 Civic Center Drive, North Las Vegas, Nevada 89030.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In connection with the exercise of stock options and the payment of taxes incident to such exercises during 2001 and prior years, our President and CEO, Edson Arneault, delivered to us full recourse promissory notes totaling approximately $2,242,000 in principal that remained outstanding at December 31, 2001. The notes were to mature variously in 2002 through 2004 and bore interest at annual rates ranging from 6% to 9% or 1% above the prime rate. Mr. Arneault repaid all of the notes, together with accrued interest, in full in February of 2002.

        Also in connection with the exercise of stock options and the payment of taxes incident to such exercises during 2001 and prior years, Mr. Robert Blatt delivered to us full recourse promissory notes totaling approximately $665,854 in principal that remained outstanding at December 31, 2001. The notes were to mature variously in 2002 through 2004 and bore interest at an annual rate of 6% to 9% or 1% above the prime rate. Mr. Blatt repaid the notes, together with accrued interest, in full in February of 2002.

        Also in connection with the exercise of stock options during 2001, Mr. James Stanton, a director of the Company, delivered to us a full recourse promissory note for approximately $175,000. The note was to be due on or before April 2003 with interest at an annual rate of 8%. Mr. Stanton repaid the note in full subsequent to December 31, 2001.

        Mr. Patrick J. Arneault serves as Vice President of Development of Mountaineer. During the year ended December 31, 2002, Mr. Arneault's total compensation was $150,000. Patrick J. Arneault is the brother of Edson R. Arneault, our president, chairman and chief executive officer. Mr. Arneault has worked for Mountaineer since February 2000.

        Ms. Aimee Zildjian serves as director of development for Presque Isle Downs. During the year ended December 31, 2002, Ms. Zildjian's total compensation was $60,900. Ms. Zildjian is the daughter of Edson R. Arneault, our president, chairman and chief executive officer.

        Mr. Robert Ruben was an officer (from 1999 to November of 2002) and member of our board (from 1995 to November of 2002), and is a member of the law firm Ruben & Aronson, LLP, which has performed legal services for the Company. The Company and Ruben & Aronson anticipate that the law firm will perform legal services for the Company in the future. During the fiscal year ended December 31, 2002, the Company paid Ruben & Aronson the sum of $1.3 million for legal services. In connection with the exercise of stock options and payment of taxes incident to such exercises during 2001and prior years, Mr. Ruben delivered to the company full recourse promissory notes totaling approximately $702,000. In August of 2001, Mr. Ruben repaid approximately $90,000 of principal and interest, leaving a principal balance of $612,000 outstanding at December 31, 2001. The notes were to mature variously in 2003 through 2004 and bore interest at 6% to 8% or 1% above the prime rate. Mr. Ruben repaid all of the notes, together with accrued interest, in full in February of 2002.

ITEM 14. CONTROLS AND PROCEDURES

  (a)
  Evaluation of disclosure controls and procedures.

        Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-K Annual Report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us would be made known to them by others within the Company, particularly during the period in which this Form 10-K Annual Report was being prepared.

  (b)
  Changes in internal controls.

        There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

PART IV

ITEM 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

(a)
Financial Statements (Included in Part II of this Report):

    REPORT OF INDEPENDENT AUDITORS

    Ernst & Young LLP (F-2)

CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Balance Sheets as of December 31, 2002 and 2001 (F-3)

    Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2002 (F-4)

    Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2002 (F-5)

    Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2002 (F-6)

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (F-7)

(b)
Financial Statements Schedules (Included in Part IV of this Report):

    Schedule II—Valuation Allowances of the years ended December 31, 2002, 2001, and 2000.

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(c)
Exhibits:

EXHIBIT NO.	ITEM TITLE
3.1	Restated Certificate of Incorporation for Winner's Entertainment, Inc. dated August, 17, 1993 (incorporated by reference to our Form 10-K for the fiscal year ended December 31, 1993)
3.2	Amended By Laws (incorporated by reference to our report on Form 8-K filed February 20, 1998)
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Winner's Entertainment, Inc. dated October 10, 1996 (incorporated by reference to our report on Form 8-K filed November 1, 1996)
4.1	Excerpt from Common Stock Certificates (incorporated by reference to our report on Form 10-K filed March 30, 2001)
4.2
Indenture dated March 25, 2003 entered into by the Company, the Guarantors (as defined in the Indenture) and Wells Fargo Bank Minnesota, National Association, as Trustee [exhibits and annexes omitted] (filed herewith)
10.1
Second Amended and Restated Credit Agreement dated as of June 27, 2002 by and among MTR Gaming Group, Inc., Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc. and Presque Isle Downs, Inc., as Borrowers, Wells Fargo Bank, National Association, as Agent Bank, and the Lenders referenced therein (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2002).
10.2
Amended and Restated Revolving Credit Note in the principal amount of $100,000,000 dated June 27, 2002 made by Borrowers in favor of Lenders (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2002).
10.3
Fifth Amendment to Credit Line Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents and Notice of Additional Commitment (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2002) pursuant to which Mountaineer Park, Inc. pledged substantially all of its assets to secure the promissory note referenced in Exhibit 10.1. Pursuant to Instruction 2 to Item 601 of Regulation S-K, the Company has not attached substantially identical documents pursuant to which certain of the Company's subsidiaries pledged substantially all of their assets to secure the promissory note referenced in Exhibit 10.1.
10.4
Schedule No. 02248-007 (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2002) to the Master Lease between Mountaineer Park, Inc. and PNC Leasing LLC (incorporated by reference to the Company's Report on Form 8-K filed February 4, 2000).
10.5	Supplement to Schedule No. 02248-007 to Master Lease (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2002).
10.6	Schedule No. 02248-008 to Master Lease (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2002).
10.7	Supplement to Schedule No. 02248-008 to Master Lease (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2002).

10.8	MTR Gaming Group, Inc. 2002 Employee Stock Incentive Plan (incorporated by reference to the Company's report on Form 10-Q for the quarter ended September 30, 2002).
10.9	Promissory Note made by MTR Gaming Group, Inc. in favor of Wells Fargo Equipment Finance, Inc. in connection with the purchase by the Company of an airplane (filed herewith).
10.10	Letter Agreement dated November 20, 2002 between MTR Gaming Group, Inc. and Thomas J. Brosig pertaining to the nomination of Mr. Brosig to the Company's Board of Directors (filed herewith).
10.11	Letter Agreement dated November 20, 2002 between MTR Gaming Group, Inc. and LC Greenwood pertaining to the nomination of Mr. Greenwood to the Company's Board of Directors (filed herewith).
10.12
Equipment Lease dated December 16, 2002 (Contract Number 6500135-001) between Mountaineer Park, Inc. and BB&T Leasing Corporation in connection the lease of gaming equipment [schedules omitted] (filed herewith).
10.13
Agreement and Plan of Merger entered into as of December 23, 2002 by and among MTR Gaming Group, Inc., Racing Acquisition, Inc. and Scioto Downs, Inc. (incorporated by reference to the Company's report on Form 8-K filed December 24, 2002).
10.14
Amendment No. 1, dated as of February 24, 2003, to the Agreement and Plan of Merger entered into as of December 23, 2002 (incorporated by reference to the Company's report on Form 8-K filed March 5, 2003).
10.15	Purchase Agreement dated as of March 19, 2003 by and among the Company, certain of its subsidiaries, Jefferies & Company, Inc. and Wells Fargo Securities, LLC [schedules omitted] (filed herewith).
10.16	Registration Rights Agreement dated March 25, 2003 by and among the Company, certain of its subsidiaries, Jefferies & Company, Inc., and Wells Fargo Securities, LLC (filed herewith).
21.1	Subsidiaries of the Registrant (filed herewith).
22.1	Report regarding matters submitted to vote of security holders (incorporated by reference to our Proxy Statement on Schedule 14A filed June 28, 2002)
23.1	Consent of Ernst & Young LLP (filed herewith)
99.1	Certification of Edson R. Arneault pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.3	Certification of Edson R. Arneault in accordance with 18 U.S.C. Section 1350 (filed herewith).
99.4	Certification of John W. Bittner, Jr. in accordance with 18 U.S.C. Section 1350 (filed herewith).
(d)
Reports on Form 8-K

        The Company filed the following reports on Form 8-K during the fourth quarter of 2002 and thereafter.

        On December 24, 202, the Company filed a current report on Form 8-K under Item 5 thereof reporting that on December 23, 2002 the Company and Scioto Downs, Inc. executed a merger agreement pursuant to which, upon and subject to consummation of the merger as provided in such agreement, Scioto will become a wholly-owned subsidiary of the Company.

        On February 27, 2003, the Company filed a current report on Form 8-K under Item 5 thereof reporting that on February 26, 2003 it had issued a press release, a copy of which was attached as an exhibit to the report, stating that it was pursuing a private offering of senior notes pursuant to Rule 144A.

        On March 5, 2003, the Company filed a current report on Form 8-K under Item 5 thereof reporting that the Company, its wholly owned subsidiary, Racing Acquisition, Inc., and Scioto Downs, Inc. had amended a December 23, 2003 Merger Agreement (a copy of the Amendment was attached as an exhibit to the report).

        On March 21, 2003, the Company filed a current report on Form 8-K under Item 9 thereof providing disclosure under Regulation FD of audited financial statements and management's discussion and analysis of financial condition and results of operations to be included in the Company's offering of senior notes.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MTR GAMING GROUP, INC.
By:	/s/ EDSON R. ARNEAULT Edson R. Arneault Chairman, President, and Chief Executive Officer

Date: March 31, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Capacity

/s/ EDSON R. ARNEAULT Edson R. Arneault	Chairman, President And Chief Executive Officer	March 31, 2003
/s/ ROBERT A. BLATT Robert A. Blatt	Director	March 31, 2003
/s/ JAMES V. STANTON James V. Stanton	Director	March 31, 2003
/s/ DONALD J. DUFFY Donald J. Duffy	Director	March 31, 2003
/s/ LC GREENWOOD LC Greenwood	Director	March 31, 2003
/s/ THOMAS J. BROSIG Thomas J. Brosig	Director	March 31, 2003
/s/ JOHN W. BITTNER, JR. John W. Bittner, Jr.	Chief Financial Officer	March 31, 2003

MTR GAMING GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B Balance at Beginning of Period	Column C Additions(1)	Column D Deductions(2)	Column E Balance at End of Period
Year ended December 31, 2002:
Allowance for doubtful accounts receivable	$60,000	$253,000	$215,000	$98,000
	$60,000	$253,000	$215,000	$98,000
Year ended December 31, 2001:
Allowance for doubtful accounts receivable	$37,000	$127,000	$104,000	$60,000
	$37,000	$127,000	$104,000	$60,000
Year ended December 31, 2000:
Allowance for doubtful accounts receivable	$41,000	—	$4,000	$37,000
	$41,000	—	4,000	$37,000

(1)
Amounts charged to costs and expenses.

(2)
Uncollectible accounts written off, net of recoveries.

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONTENTS

REPORT OF INDEPENDENT AUDITORS

Board of Directors
MTR Gaming Group, Inc.

        We have audited the accompanying consolidated balance sheets of MTR Gaming Group, Inc. and its Subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MTR Gaming Group, Inc. and its subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001.

                        /s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
February 14, 2003

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,398,000	$10,914,000
Restricted cash	860,000	724,000
Accounts receivable, net of allowance for doubtful accounts of $98,000 and $60,000 in 2002 and 2001, respectively	4,522,000	2,418,000
Inventories	2,414,000	1,649,000
Deferred financing costs	902,000	692,000
Prepaid taxes	4,360,000	1,218,000
Deferred income taxes	823,000	149,000
Other current assets	1,531,000	1,511,000

Total current assets	29,810,000	19,275,000
Property and equipment, net	180,575,000	137,533,000
Goodwill, net	1,492,000	1,492,000
Deferred income taxes	2,213,000	2,033,000
Deferred financing costs, net of current portion	1,452,000	1,744,000
Deposits and other	6,375,000	2,000,000

Total assets	$221,917,000	$164,077,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,259,000	$4,142,000
West Virginia State Lottery Commission payable	1,576,000	1,230,000
Accrued payroll and payroll taxes	2,542,000	1,788,000
Other accrued liabilities	3,091,000	2,384,000
Current portion of capital leases	6,532,000	5,094,000
Current portion of long-term and other debt	162,000	303,000

Total current liabilities	19,162,000	14,941,000
Long-term and other debt, less current portion	96,429,000	71,318,000
Capital lease obligations, less current portion	6,945,000	6,966,000
Long-term deferred compensation	915,000	269,000
Deferred income taxes	7,977,000	3,515,000

Total liabilities	131,428,000	97,009,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:	—	—
Common stock, $.00001 par value; 50,000,000 shares authorized; 27,229,849 and 26,780,508 shares issued and outstanding at December 31, 2002 and 2001, respectively	—	—
Common stock subscribed; none and 30,312 shares at December 31, 2002 and 2001	—	—
Paid-in capital	53,236,000	49,259,000
Shareholder receivable	—	(4,065,000)
Retained earnings	37,253,000	21,874,000

Total shareholders' equity	90,489,000	67,068,000

Total liabilities and shareholders' equity	$221,917,000	$164,077,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001	2000
REVENUES:
Gaming	$231,682,000	$191,901,000	$147,890,000
Parimutuel commissions	8,657,000	7,618,000	5,331,000
Lodging, food and beverage	19,387,000	15,185,000	13,460,000
Other	6,570,000	3,663,000	3,387,000

Total revenues	266,296,000	218,367,000	170,068,000
Less promotional allowances	(5,416,000)	(3,916,000)	(2,507,000)

Net Revenues	260,880,000	214,451,000	167,561,000
COSTS OF REVENUES:
Cost of gaming	140,704,000	112,510,000	86,275,000
Cost of pari-mutuel commissions	7,359,000	6,443,000	5,904,000
Cost of lodging, food and beverage	16,470,000	15,129,000	13,612,000
Cost of other	8,597,000	4,983,000	3,562,000

Total costs of revenues	173,130,000	139,065,000	109,353,000

Gross profit	87,750,000	75,386,000	58,208,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Marketing and promotions	8,837,000	8,038,000	7,435,000
General and administrative	32,785,000	24,961,000	18,665,000
Depreciation and amortization	14,294,000	9,166,000	6,290,000

Total selling, general and administrative expenses	55,916,000	42,165,000	32,390,000
Asset impairment charge	—	5,500,000	—

Operating income	31,834,000	27,721,000	25,818,000
Interest income	166,000	250,000	262,000
Interest expense	(4,376,000)	(4,043,000)	(3,057,000)

Income from operations before income taxes and cumulative effect of change in method of accounting	27,624,000	23,928,000	23,023,000
Provision for income taxes	(9,706,000)	(8,213,000)	(7,962,000)

Income before cumulative effect of change in method of accounting	17,918,000	15,715,000	15,061,000
Cumulative effect of change in method of accounting for derivatives, net of tax benefit of $47,000	—	(92,000)	—

NET INCOME	$17,918,000	$15,623,000	$15,061,000

NET INCOME PER SHARE—BASIC:
Income before cumulative effect of change in accounting method	$0.66	$0.64	$0.69
Cumulative effect of change in accounting method	—	—	—

NET INCOME PER SHARE	$0.66	$0.64	$0.69

NET INCOME PER SHARE—ASSUMING DILUTION:
Income before cumulative effect of change in accounting method	$0.62	$0.57	$0.59
Cumulative effect of change in accounting method	—	—	—

NET INCOME PER SHARE	$0.62	$0.57	$0.59

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	27,060,268	24,366,343	21,839,426
Diluted	28,782,557	27,507,315	25,350,869

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

			Shares of Common Stock Subscribed
	Common Stock				Receivable from Exercise of Stock Options
				Additional Paid-In Capital		Retained Earnings
	Shares	Amount					Total
Balances, December 31, 1999	21,297,242	—	30,312	$36,454,000	$(457,000)	$(6,288,000)	$29,709,000
Shares issued from exercise of stock options, including related tax benefits	803,259	—	—	1,616,000	(786,000)	—	830,000
Shares issued from exercise of warrants	300,000	—	—	1,200,000	—	—	1,200,000
Purchase of common stock	(224,500)	—	—	(256,000)	—	(1,096,000)	(1,352,000)
Net income	—	—	—	—	—	15,061,000	15,061,000

Balances, December 31, 2000	22,176,001	—	30,312	39,014,000	(1,243,000)	7,677,000	45,448,000
Shares issued from exercise of stock options, including related tax benefits	1,570,000	—	—	6,986,000	(2,822,000)	—	4,164,000
Shares issued from exercise of warrants	3,225,607	—	—	3,478,000	—	—	3,478,000
Purchase of common stock	(191,100)	—	—	(219,000)	—	(1,426,000)	(1,645,000)
Net income	—	—	—	—	—	15,623,000	15,623,000

Balances, December 31, 2001	26,780,508	—	30,312	49,259,000	(4,065,000)	21,874,000	67,068,000
Shares issued from exercise of stock options, including related tax benefits	804,500	—	—	4,660,000	—	—	4,660,000
Purchase of common stock	(385,471)	—	—	(683,000)	—	(2,539,000)	(3,222,000)
Repayment of shareholder receivables	—	—	—	—	4,065,000	—	4,065,000
Reclass of shares subscribed	30,312	—	(30,312)	—	—	—	—
Net income	—	—	—	—	—	17,918,000	17,918,000

Balances, December 31, 2002	27,229,849	—	—	$53,236,000	$—	$37,253,000	$90,489,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$17,918,000	$15,623,000	$15,061,000
Adjustments to reconcile net income to net cash provided by net operating activities:
Depreciation and amortization	14,294,000	9,166,000	6,290,000
Asset impairment charge	—	5,500,000	—
Cumulative effect of change in method of accounting	—	92,000	—
Net change in allowance for doubtful accounts	38,000	23,000	(4,000)
Tax benefit from exercise of stock options	2,170,000	2,778,000	1,135,000
Deferred income taxes	3,608,000	(120,000)	2,562,000
Increase in deferred compensation	646,000	269,000	—
Change in operating assets and liabilities—operating activities:
Prepaid taxes	(3,142,000)	1,192,000	(1,891,000)
Other current assets	(2,926,000)	852,000	(4,273,000)
Accounts payable	1,117,000	2,772,000	(83,000)
Accrued liabilities	1,807,000	1,521,000	1,882,000

Net cash provided by operating activities	35,530,000	39,668,000	20,679,000
Cash flows from investing activities:
Restricted cash	(136,000)	(219,000)	386,000
Deposits and other assets	(4,571,000)	(1,512,000)	(158,000)
Proceeds from sale of PP&E	673,000	—	—
Capital expenditures, including acquisitions	(46,406,000)	(52,080,000)	(38,469,000)

Net cash used in investing activities	(50,440,000)	(53,811,000)	(38,241,000)
Cash flows from financing activities:
Payments on long-term debt	—	—	(1,595,000)
Proceeds from the issuance of long-term debt	23,378,000	15,628,000	26,351,000
Proceeds from issuance of other debt	—	—	3,056,000
Payments on short-term notes and other debt	(932,000)	(362,000)	(2,792,000)
Principal payments on capital leases	(6,665,000)	(3,340,000)	(2,408,000)
Finance cost paid	(720,000)	(652,000)	(1,409,000)
Purchase and retirement of treasury stock	(3,222,000)	(1,645,000)	(1,352,000)
Proceeds from issuance of common stock through exercise of stock options, warrants, and repayment of shareholder notes	6,555,000	4,864,000	895,000

Net cash provided by financing activities	18,394,000	14,493,000	20,746,000

Net increase in cash and cash equivalents	3,484,000	350,000	3,184,000
Cash and cash equivalents, beginning of year	10,914,000	10,564,000	7,380,000

Cash and cash equivalents, end of year	$14,398,000	$10,914,000	$10,564,000

Cash paid during the year for:
Interest	$4,786,000	$4,154,000	$2,756,000
Income taxes	$7,400,000	$5,200,000	$6,200,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

        MTR Gaming Group, Inc. (Company), a Delaware corporation, owns and operates gaming and hotel properties in West Virginia and Nevada.

        The Company acquired Mountaineer Park, Inc. in December of 1992 and has since operated the Mountaineer Racetrack & Gaming Resort (Mountaineer Park or the Resort) in West Virginia's northern "panhandle," approximately twenty-five miles from the Pittsburgh International Airport. The Resort complex offers video lottery gaming areas, a thoroughbred horse racetrack, parimutuel wagering (which includes exporting of simulcasting signals to other race tracks and off-track wagering on horse and greyhound races simulcast from other tracks), 359 hotel rooms (including a 258 room hotel which opened in May 2002, swimming, spa, fitness center, dining and lounge facilities. In 2000, the resort complex also includes a spa (which opened in 2000), a convention center, and the Harvey E. Arneault entertainment center. Mountaineer Park also owns the Woodview Golf Course, which is located approximately seven miles from the Resort.

        The Company also operates through a wholly owned subsidiary, the Ramada Inn and Speedway Casino, in North Las Vegas Nevada (See Note 2). During 2002, the Company also operated through a wholly owned subsidiary, a hotel in Reno, Nevada (Speakeasy Reno) which it sold in 2003.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of MTR Gaming Group, Inc. (MTR), Mountaineer Park, Inc. (Mountaineer Park), Speakeasy Gaming of Las Vegas, Inc. (Speakeasy-Las Vegas), Speakeasy Gaming of Reno, Inc. (Speakeasy-Reno), Presque Isle Downs, Inc. (Presque Isle), and Racing Acquisition, Inc. (collectively, the Company). All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management believes that the estimates are reasonable.

Fair Value of Financial Instruments

        The fair value of financial instruments approximated their carrying values at December 31, 2002. The financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, long-term and other debt, and an interest rate cap agreement.

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

Derivatives

        The Company accounts for its derivative activity in accordance with Financial Accounting Standards Board Statement (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, the Company recognizes all derivatives on the balance sheet at fair value. The accounting for the changes in fair value of derivative instruments depends on the use of the derivative. To the extent that a derivative instrument has been designated and qualifies as a cash flow hedge, the effective portion of the change in fair value of the derivative instrument is reported as a component of accumulated other comprehensive income (net of tax) and is reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the cash flow hedge is immediately recognized in earnings. If a cash flow hedge is terminated before the settlement date of the hedged item, the amount of accumulated other comprehensive income recorded up to that date would remain accrued provided that the forecasted transaction remains probable of occurring. Prospectively, the change in fair value of the derivative instrument would be recorded in earnings.

        As discussed in Note 6, the terms of the Company's financing required the Company to enter into an interest rate cap agreement, which expires on December 31, 2003, to manage interest rate risk and to lower its cost of borrowing. Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded a cumulative effect, pretax loss of $139,000 ($92,000 loss net of taxes). At December 31, 2002, the Company recorded the change in fair value related to the interest rate cap as an adjustment to interest expense. Upon issuance of the $130 million of Senior Notes (as discussed in Note 6), the Company has the intent and will have the ability to extinguish the instrument to which the hedged interest exposure relates, effectively discontinuing application of hedge accounting. As the forecasted transaction will no longer be probable of occurring, the Company has recorded the fair value change in current earnings.

        Prior to the adoption of SFAS No. 133, the cost of this interest rate hedge product was being amortized over the term of the Cap Agreement and included with interest expense.

Licensing Costs

        The costs associated with obtaining definite-lived gaming and racing licenses are deferred and amortized over the license period.

Deferred Financing Costs

        Deferred financing costs are amortized over the terms of the related debt and are reflected as amortization expense in the accompanying consolidated statement of operations. During 2002, the Company capitalized financing costs totaling $720,000 incurred in conjunction with the June 27, 2002 execution of the Second Amended and Restated Credit Agreement, discussed in Note 6.Amortization expense amounted to $802,000, $631,000 and $215,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

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

        Interest is capitalized to construction in progress based on the product resulting from applying the Company's cost of borrowing rate to qualifying assets. Interest capitalized in 2002, 2001, and 2000 was $465,000, $988,000, and $1,308,000, respectively.

        During July 2001, the Company closed a dining room and discontinued gaming operations at the Speakeasy-Reno due to poor financial performance. The hotel and other dining areas remained in operation. At December 31, 2001, the Company further evaluated the financial performance and the ongoing value of the property and equipment at the Speakeasy-Reno location. Based upon this evaluation, the Company determined that the assets were impaired and wrote them down by $5.5 million to their estimated fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In applying these provisions, management considered recent sales, property listings and its estimate of future cash flow related to this location.

        In 2003, the Company completed the sale of its hotel/casino property in Reno, Nevada for a $2,950,000 purchase price which approximated its carrying value. The terms of the sale include a down payment of $787,500, and receipt of a seven-year promissory note, secured by a first mortgage on the property and guaranteed by the purchaser's principals. The purchasers are not affiliated with the Company.

Goodwill

        Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets (tangible and intangible) acquired. Goodwill was required to be evaluated for impairment at the beginning of 2002 and on an annual basis going forward according to SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The standard requires a two-step process be performed to analyze whether or not goodwill has been impaired. Step one requires that the fair value be compared to book value. If the fair value is higher than the book value, no impairment is indicated and there is no need to perform the second step of the process. If the fair value is lower than the book value, step two must be evaluated. Step two requires that a hypothetical purchase price allocation analysis be done to reflect a current book value of goodwill. This current value is then compared to the carrying value of goodwill. If the current fair value is lower than the carrying value, an impairment must be recorded.

        In accordance with the requirements of SFAS No. 142, the Company tested its goodwill, $1.5 million as of January 1, 2002, for impairment as of January 1, 2002. The fair value of the

Company's goodwill was estimated using discounted cash flow methodologies and market comparable information. As a result of the impairment test, the Company determined that no impairment was present. In the fourth quarter of 2002, the Company performed the required annual impairment test of the carrying amount of goodwill. No impairment was required.

        Had the Company been accounting for its goodwill under Statement No. 142 for all prior periods presented, the Company's net income and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000 would have been as follows:

	Net income (in thousands)			Diluted EPS
	2002	2001	2000	2002	2001	2000
Net income	$17,918	$15,623	$15,061	$0.62	$0.57	$0.59
Add goodwill amortization	—	250	250	—	0.01	0.01

Adjusted net income	$17,918	$15,873	$15,311	$0.62	$0.58	$0.60

        Prior to the adoption of SFAS No. 142 in 2002, amortization of the goodwill was provided on the straight-line method over a life of 15 years. Accumulated amortization at December 31, 2002 and 2001 was $2.3 million. For the years ended December 31, 2001 and 2000 amortization expense, included in depreciation and amortization, was approximately $250,000. There was no amortization expense for the year ended December 31, 2002.

Self-Insurance

        Effective October 2002, the Company became self-insured for employee health coverage. Self-insurance reserves are estimated based upon the Company's claim experience and is included in accrued expenses on the consolidated balance sheet. The Company also maintains stop loss insurance coverage.

Revenue Recognition

        Revenues from video lottery represent the net win earned on video slot, poker, keno or blackjack wagers. Net win is the difference between wagers placed and winning payouts to patrons, and is recorded at the time wagers are made. As discussed in Note 11, the West Virginia Lottery Statute governs the distribution of net win at Mountaineer Park. Mountaineer Park receives 47% of the net win until such time as an annual, predetermined fixed net win threshold based upon West Virginia's fiscal year of July 1-June 30 is achieved. At that time an additional 10% surcharge is deducted and the net win percentage to be received by the Company is reduced to 42%. This reduction in the net win percentage (or, alternatively, the increase in the payments to the State of West Virginia) is reflected by the Company as a cost of gaming during the period in which the net win exceeds the predetermined threshold.

        The Company recognizes revenues from parimutuel commissions earned from thoroughbred racing, and importing of simulcast signals from other race tracks at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by the West Virginia State Racing Commission (the Racing Commission). Such revenues are shown net of the taxes assessed by state and local agencies, as well as purses and contract amounts paid to the Horsemen's Benevolent

Protection Association (the HBPA), the exclusive authorized bargaining representative for all thoroughbred horse owners who participate in live races at Mountaineer Park. The Company recognizes revenues from fees earned through the exporting of simulcast signals to other race tracks at the time wagers are made. Such fees are based upon a predetermined percentage of handle as contracted with the other race tracks.

        Revenues from food and beverage are recognized at the time of sale and revenues from lodging are recognized on the date of stay.

        Other revenues consist primarily of fees earned from activities ancillary to the Company's racing and gaming activities such as the spa facility, golf course, entertainment center and convention center. Such revenues are recorded at the time services are rendered or sales are made.

Promotional Allowances and Complementaries

        The Company offers certain promotional allowances to its customers, including complimentary lodging and food and VLT vouchers. The retail value of these promotional items is shown as a deduction from total revenues on the Company's consolidated statements of operations. The consolidated statements of operations for 2001 and 2000 have been reclassified to conform with current presentation.

        Total revenues does not include the retail amount of food and beverage provided gratuitously to customers, which was $2,971,000, $2,900,000 and $1,925,000 in 2002, 2001 and 2000, respectively.

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

Stock-Based Compensation

        The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations in accounting for stock options and awards. Accordingly, no compensation cost for fixed stock options is included in net income since all awards were made at the fair value on the date of grant. Compensation expense for restricted share awards is ratably recognized over the vesting period, based on the fair value of the stock on the date of grant.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, amending FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS No. 148). This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, Statement No. 148 amends APB Opinion

No. 28 "Interim Financial Reporting" to require disclosure about those effects in interim financial information. The Company adopted the disclosure provisions for the year ended December 31, 2002.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) to employee stock-based awards. Refer to Note 9 for more information regarding stock based compensation.

	Year ended December 31
	2002	2001	2000
	(dollars in thousands, except per share amounts)
Net income, as reported	$17,918	$15,623	$15,061
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—	—
Deduct: Total stock-based employee compensation determined under fair value method for all awards, net of tax	174	1,803	880

Pro forma net income	$17,744	$13,820	$14,181

Earnings per share:
Basic, as reported	$0.66	$0.64	$0.69
Basic, pro forma	$0.66	$0.57	$0.65
Diluted, as reported	$0.62	$0.57	$0.59
Diluted, pro forma	$0.61	$0.50	$0.56

Advertising

        Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000 was $8,837,000, $11,622,000 and $9,686,000, respectively, net of advertising grants received from the State of West Virginia of $1,470,000, $852,000 and $637,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Earnings Per Share

        Basic earnings per share (EPS) is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

        The following tables illustrate the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net income per share from continuing operations computations.

	Year ended December 31
	2002	2001	2000
Income before cumulative effect of change in accounting method	$17,918,000	$15,715,000	$15,061,000
Cumulative effect of change in accounting method	—	(92,000)	—

Net income available to common shareholders	$17,918,000	$15,623,000	$15,061,000

Denominator:
Weighted average shares outstanding	27,060,268	24,366,343	21,839,426
Effect of dilutive securities—warrants and options	1,722,289	3,140,972	3,511,443

Diluted shares outstanding	28,782,557	27,507,315	25,350,869

Basic net income per common share:
Income before cumulative effect of change in accounting method	$0.66	$0.64	$0.69
Cumulative effect of change in accounting method	—	—	—

Basic net income per common share	$0.66	$0.64	$0.69

Diluted net income per common share:
Income before cumulative effect of change in accounting method	$0.62	$0.57	$0.59
Cumulative effect of change in accounting method	—	—	—

Diluted net income per common share	$0.62	$0.57	$0.59

        The dilutive EPS calculations do not include 3,000, 5,000 and 235,000 of potential dilutive securities for the years ended December 31, 2002, 2001 and 2000, respectively, because they were antidilutive.

Reclassifications

        Certain reclassifications have been made to the 2001 and 2000 consolidated financial statement presentation to conform to the current presentation.

3. RISKS AND UNCERTAINTIES

Concentration of Credit Risk

        The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies. In addition, the Company maintains significant cash balances on hand at its gaming operations.

Cyclical Nature of Business

        The Company's primary business involves leisure and entertainment. During periods of recession or economic downturn, consumers may reduce or eliminate spending on leisure and entertainment activities. In the event that any of the Company's demographic markets suffer adverse economic conditions, the Company's revenues may be materially adversely affected. In addition, the operations of Mountaineer Park are typically seasonal in nature. Winter conditions may adversely affect transportation routes to Mountaineer Park, as well as cause cancellations of live horse racing. As a result, adverse seasonal conditions could have a material adverse effect on the operations of the Company. In the Las Vegas market, business levels are generally weaker from Thanksgiving through the middle of January (except during the week between Christmas and New Years) and throughout the summer, and generally stronger from mid-January through Easter and from mid-September through Thanksgiving.

        The Company's results at Speakeasy-Las Vegas may also be affected by inclement weather. It is unlikely that the Company will be able to obtain business interruption coverage for casualties resulting from severe weather, and there can be no assurance that the Company will be able to obtain casualty insurance coverage at affordable rates for casualties resulting from severe weather.

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

        Pursuant to the Lottery Act, West Virginia horse racetracks licensed prior to January 1, 1994 and which conduct a minimum number of days of live racing, may apply for an annual license to operate video slots at its racetrack. The Lottery Act likewise requires that the operator of Mountaineer Park be subject to a written agreement with the horse owners, breeders and trainers who race horses at that facility in order to conduct video slot operations. The Company is party to the requisite agreement with the HBPA, which expires on January 1, 2004. The Lottery Act also requires that the operator of Mountaineer Park be subject to a written agreement with the parimutuel clerks in order to operate video slots. The Company is party to the requisite agreement with its parimutuel clerks which expires on November 30, 2003. The absence of an agreement with the HBPA or the parimutuel clerks at Mountaineer Park, or the termination or nonrenewal of such agreements, would have a material adverse effect on the Company's business, financial condition and results of operations. The Lottery Commission has broad powers to approve and monitor all operations of the video lottery terminals, the specification of the terminals and the interface between the terminals and the West Virginia Central Lottery System. In addition, the Lottery Commission licenses all persons who control the licensed entity or are key personnel of the video lottery operation to ensure their integrity and absence of any criminal involvement.

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

        In order to operate nonrestricted gaming in Nevada, Speakeasy-Las Vegas is required to be licensed an operator of a casino by the Nevada Gaming Authorities. A gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation (Registered Corporation) and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, Speakeasy-Las Vegas without first obtaining licenses and approvals from the Nevada Gaming Authorities.

        The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or Speakeasy-Las Vegas in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee.

        If the Nevada Gaming Authorities were to determine that Speakeasy-Las Vegas had violated the Nevada Gaming Control Act or the regulations promulgated thereunder (collectively, the Nevada Act), the gaming licenses could be limited, conditioned, suspended, or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, Speakeasy-Las Vegas, the Company, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission.

Pennsylvania Racing Regulation

        In September 2002, the Company's wholly owned subsidiary, Presque Isle Downs, Inc., was been granted a license by the Pennsylvania State Horse Racing Commission to conduct thoroughbred horse racing and parimutuel wagering in Erie, PA. The Company plans to build a state-of-the-art horse racing facility with dirt and turf racing that will also offer concerts, entertainment, and fine and casual dining (See Note 7). The State Horse Racing Commission has the power to supervise all thoroughbred horserace meetings at which parimutuel wagering is conducted.

Impact of Resort Hotel Legislation

        The location upon which Speakeasy-Las Vegas is located is subject to legislation passed in 1991 by the Nevada Legislature which is commonly referred to as the Resort Hotel Legislation. The key portions of this legislation essentially provide that the Nevada Commission shall not approve a nonrestricted gaming license for an establishment located in either Clark County or Washoe County, Nevada, unless the establishment is a resort hotel, as defined. A county, city or town may require resort hotels to meet standards in addition to those required by the Nevada Legislature as a condition to issuance of a gaming license by the particular county, city or town. Unless gaming were to be abandoned, the location owned by Speakeasy-Las Vegas is exempt from the Resort Hotel Legislation because the location held nonrestricted gaming licenses prior to the enactment of the legislation. The failure to keep the grandfathered exemptions to the Resort Hotel Legislation and the local regulations governing resort hotels would have a material adverse effect on the Company.

Political Climate

        The Company's ability to remain in the gaming business depends on the continued political acceptability of gaming activities to both the public and state governmental officials. In addition, the gaming laws impose high tax rates, and fixed parimutuel commission rates which, if altered, may diminish the Company's profitability. Management is aware of nothing to indicate that West Virginia and Nevada state officials will change their policies toward gaming activities, particularly video lottery gaming; however, there are no assurances that such policies will not be changed. In addition, a lawyer in West Virginia has announced his intention to challenge in court the constitutionality of West Virginia's video lottery statute. Any substantial unfavorable change in the enabling laws or tax rates on gaming revenues could make the Company's business substantially more onerous, less profitable or illegal, which would have a material adverse effect on the Company's business.

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

Competition

        The Company faces substantial competition in each of the markets in which its gaming facilities are located. Some of the competitors have significantly greater name recognition and financial and marketing resources than the Company. Such competition results, in part, from the geographic concentration of competitors. All of the Company's gaming operations primarily compete with other gaming operations in their geographic areas. New expansion and development activity is occurring in each of the relevant markets, which may be expected to intensify competitive pressures. All of the Company's gaming operations also compete to a lesser extent with operations in other locations, including Native American lands, riverboats and cruise ships, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, on- and off-track wagering, high-stakes bingo and card parlors. Several states have considered legalized casino gaming and others may in the future. Legalization of large-scale, unlimited casino gaming in or near any major metropolitan area or increased gaming in other areas could have a material adverse effect on the business of any or all of the Company's gaming facilities. In March 2000, California voters passed a proposition to permit Indian tribes to conduct and operate slot machine, lottery games and banked and percentage card games on Indian lands. The Nevada properties, principally Reno, have been and could be further adversely impacted as a result of this increased competition. As further discussed in Note 2, the Company closed its casino at the Speakeasy-Reno in 2001 and sold the property in 2003.

Environmental Regulations

        Generally, the Company and its subsidiaries are subject to a variety of federal, state and local governmental laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. While the Company believes that it and its subsidiaries are presently in material compliance with all environmental laws, failure to comply with such laws could result in the imposition of severe penalties or restrictions on operations by government agencies or courts that could adversely affect operations. In addition, although the Company is not aware of any environmental contamination at its properties (with the exception of a discharge from an underground storage tank at Mountaineer Park which is (i) subject to a state-approved plan of remediation and (ii) not considered material), it has not conducted exhaustive environmental investigations of all such properties. The Company does not have insurance to cover environmental liabilities, if any, other than certain coverage limited to its Reno property.

4. ACQUISITIONS

Acquisition of Land

        During 2002 and 2001, and in connection with its expansion plans, the Company acquired various parcels of real property in West Virginia aggregating approximately 377 acres for approximately $4,333,000 and 267 acres for approximately $2,561,000, respectively.

5. PROPERTY AND EQUIPMENT

        At December 31, property and equipment consist of the following:

	2002	2001
Land	$12,087,000	$7,385,000
Building and improvements	137,422,000	93,008,000
Equipment (Note 7)	59,929,000	42,298,000
Furniture and fixtures	17,870,000	13,669,000
Construction in progress	248,000	15,028,000

	227,556,000	171,388,000
Less accumulated depreciation	(46,981,000)	(33,855,000)

	$180,575,000	$137,533,000

        Depreciation expense charged to operations related to property and equipment during the years ended December 31, 2002, 2001 and 2000 was $13,296,000, $8,115,000 and $5,651,000, respectively.

6. LONG-TERM DEBT AND CAPITAL LEASES

        Long-term debt at December 31 is summarized as follows:

	2002	2001
Credit agreement	$93,397,000	$70,624,000
Promissory note	3,104,000	603,000
Term debt	90,000	109,000
Other notes payable	—	285,000

	96,591,000	71,621,000
Less current portion	(162,000)	(303,000)

Long-term portion	$96,429,000	$71,318,000

Credit Agreement

        On August 15, 2000, the Company, Mountaineer Park, Speakeasy Las Vegas and Speakeasy Reno, entered into an Amended and Restated Credit Agreement (Credit Agreement) with a syndication of lenders led by Wells Fargo Bank, National Association (Wells Fargo) to fully amend and restate an existing credit agreement with Wells Fargo dated December 30, 1999 that had been amended in July 2000.

        The Credit Agreement increased the original credit line to $60 million and provided for a $60 million balloon payment at the end of a five-year term. The Company could elect on each draw an interest rate based upon either the higher of the Prime Rate or Federal Funds Rate, plus a margin of 0.25% to 1.25% depending upon the Company's leverage ratio (Base Rate Loan) or the London Interbank Offered Rate (LIBOR) plus a margin of 1.5% to 2.5%, depending on the Company's leverage ratio (LIBOR loan). Each LIBOR loan had to be at least five million dollars (with minimum increments of one million dollars) and no more than five LIBOR loans could be outstanding at any one time. Interest on each Base Rate Loan was due monthly. For each LIBOR loan, the Company could elect an interest period of 1, 2, 3, or 6 months.

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

        On October 16, 2001, the Company further amended the Credit Agreement (the Second Amendment) to increase the amount permitted for the repurchase of the Company's common stock from $3 million to $8 million, provided that the Company's twelve-month trailing EBITDA first reaches $40 million. Pursuant to the First Amendment when the twelve-month trailing EBITDA reaches $50 million, the amount permitted for stock repurchases would increase to $10 million.

        On June 27, 2002, the Company entered into the Second Amended and Restated Credit Agreement with its bankers to increase the credit line from $85 to $100 million; increase the permitted borrowing for equipment from $13 million to $21 million; increase the amount permitted for investment/acquisitions from $15 million to $50 million; and increase the amount that can be invested for the expansion of Mountaineer by $35 million. The amendment also revised the commencement of the scheduled commitment reduction date from March 2003 to June 2003 and changed certain financial covenants. This facility allows for interest only payments through the commencement of the scheduled commitment reduction beginning on June 30, 2003, through the maturity date, at which time the entire balance becomes due and payable.

        At December 31, 2002, the Company had $4,397,000 of Base Rate Loans and $89,000,000 of LIBOR loans outstanding with interest rates ranging from 3.938% to 5.5%. At December 31, 2001, the Company had $7,624,000 of Base Rate Loans and $63,000,000 of LIBOR loans outstanding with interest rates ranging from 4.187% to 5.75%. Amounts prepaid over and above scheduled reductions can be reborrowed, subject to a commitment fee ranging from 0.375% to 0.50% depending upon the leverage ratio.

        The Company is currently pursuing an offering of $130 million of Senior Notes, the proceeds of which would be used to repay the outstanding balances of the credit facility and fund the costs of the offering. Any remaining proceeds will be used for general corporate purposes. The Senior Notes, due 2010, will bear interest at a fixed annual rate and will be unconditionally guaranteed on a senior, unsecured basis by all of the Company's current and future operating subsidiaries. The Company anticipates that the Senior Notes offering will be completed prior to March 31, 2003. As the Company has both the intent and will have the ability to repay the balance outstanding under the Credit Agreement from the proceeds of the Senior Notes, amounts payable during 2003 under the Credit Agreement have been classified as long-term obligations in the Company's consolidated balance sheet at December 31, 2002. The Company anticipates recognition of a one-time charge totaling approximately $1 million from the write-off of debt issuance costs upon extinguishment of the Credit Agreement.

        The Credit Agreement evidencing the loan contains customary affirmative and negative covenants and events of default, as defined. The Company received a waiver from its bankers of the leverage ratio covenant requirement as of December 31, 2002. Under the Credit Agreement, the Company can spend between a minimum 1% and a maximum 6% of gross revenues derived from the previous fiscal year on maintenance of the Company's properties. Substantially all of the Company's assets and those of its operating subsidiaries, including the stock of the operating subsidiaries, are pledged as security for repayment of the loans made under the Credit Agreement.

        In October 2000, as required by the Credit Agreement, the Company entered into an Interest Rate Cap Agreement with Wells Fargo at a cost of $214,750. The agreement caps the Company's interest rate under the Credit Agreement at 7.5% (plus the applicable margin) with respect to $30 million of principal (see Note 2).

Other Notes Payable

        In November 2002, in connection with the acquisition of a corporate airplane, the Company issued a promissory note for $2,524,000, bearing interest at 5.63% per annum. Under the terms of the note, the Company is required to make 59 monthly payments of $24,236 through October 2007, with a final payment of $1,692,000 due November 2007. As of December 31, 2002, there was $2,499,000 outstanding under the promissory note.

        In January 1999, in connection with the acquisition of an 18-hole golf course, the Company issued a promissory note for $603,000, bearing interest at 8% per annum due monthly, principal due January 20, 2004, which is secured by the property. Additionally, the Company assumed approximately $158,000 of term debt. The term debt, with interest at 10%, is being repaid with monthly principal and interest payments of $2,466 through August 2006. As of December 31, 2002 and 2001, there was $90,000 and $109,000, respectively, outstanding under the promissory note and term debt.

Capital Leases

        On January 27, 2000, Mountaineer Park entered into a three-year senior line of credit for the principal amount of up to $8 million with PNC Leasing, LLC (PNC), a subsidiary of PNC Bank, National Association (the PNC Financing). In February 2001 this line of credit was increased to $12 million. The proceeds of this line of credit are to be used to lease equipment for video lottery operations at the Mountaineer Park. During 2002, 2001 and 2000, Mountaineer Park drew $4,431,000,

$4,517,000 and $6,040,000, respectively. The interest rate for the PNC Financing will be fixed at the time of each draw, and is tied to the prime rate at the Federal Reserve Bank of Cleveland on that day, plus a margin of 1%. The lease agreements have terms of three years with interest rates ranging from 4.99% to 9.97%. At December 31, 2002 and 2001, the balance outstanding under the PNC master lease line of credit was $7,007,000 and $7,950,000, respectively.

        On November 12, 2001, Mountaineer Park entered into a master lease agreement with National City Leasing Corporation (National City Master Lease). During 2002 and 2001, lease agreements were entered into pursuant to the master lease agreement to finance the acquisition of video lottery machines for $2,854,000 and $2,838,000, respectively. The lease agreements have terms of three years with interest rates ranging from 4.68% to 5.892%. At December 31, 2002 and 2001, the balance outstanding under the National City Master Lease was $4,328,000 and 2,724,000, respectively.

        During 2002, Mountaineer Park entered into a capital lease arrangement with BB&T Leasing Corporation (BB&T lease) to finance the acquisition of video lottery terminals for $758,000. The lease agreement has a term of three years with an interest rate of 5.82%. At December 31, 2002, there was $737,000 outstanding under this lease agreement.

        The indebtedness under the PNC Financing, the National City Master Lease and the BB&T lease is secured by the equipment leased with the proceeds of the financing and is guaranteed by the Company. These financing arrangements have been approved by the West Virginia Lottery Commission and are permitted by a carve-out for equipment financing in the Company's existing financing arrangements with its senior secured lender, Wells Fargo Bank, National Association. The master lease and related leasing documents evidencing the PNC Financing, the National City Master Lease and the BB&T lease contain customary affirmative and negative covenants, events of default and other ordinary leasing provisions.

        During 2000, the Company entered into capital lease arrangements with PDS Financial Corporation—Nevada (PDS) to finance the acquisition of video lottery terminals at its Nevada properties for $1,414,000. The capital lease arrangements were pursuant to master lease arrangements the Company had entered into with PDS with interest rates ranging from 9% to 9.99% on current year leases. During 2001, the PDS master lease agreement was refinanced with PNC. The leases have terms of two to three years with interest rates ranging from 6.609% to 6.966%. At December 31, 2002, there was $323,000 outstanding under this lease agreement.

        Property, plant and equipment at December 31, 2002 and 2001 include the following amounts for capitalized leases:

	2002	2001
Equipment	$22,398,000	$16,711,000
Less allowance for depreciation	(4,470,000)	(2,169,000)

	$17,928,000	$14,542,000

        The consolidated statements of cash flows for the years ended December 31, 2002, 2001and 2000 exclude capital lease noncash transactions of $8,082,000, $8,282,000 and $4,927,000, respectively.

Annual Commitments

        Scheduled principal payments under all debt (prior to the intended issuance of the Senior Notes and repayment of the Credit Agreement) and capital lease agreements as of December 31, 2002 are as follows:

	Long-Term Debt	Capital Leases
2003	$13,496,000	$7,129,000
2004	18,567,000	5,361,000
2005	62,484,000	1,851,000
2006	201,000	4,000
2007	1,843,000	—

Total long-term debt/minimum lease payments	96,591,000	14,345,000
Less amount representing interest	—	868,000

Present value of future minimum lease payments	96,591,000	13,477,000
Less current maturities	(162,000)	6,532,000

Long term obligations	$96,429,000	$6,945,000

        The scheduled principal payments above include amounts due in accordance with the Credit Agreement repayment schedule, including amounts due in 2003. However, as previously discussed, since the Company has the intent and the ability to refinance the amounts outstanding under the Credit Agreement through the intended Senior Notes offering, amounts currently payable under the Credit Agreement ($13,334,000) have been classified as long term in the consolidated balance sheet at December 31, 2002 as if the Senior Notes had been issued.

7. COMMITMENTS AND CONTINGENCIES

Mountaineer Bond Requirements

        Mountaineer Park is required to maintain bonds in the aggregate amount of $870,000 as of December 31, 2002, for the benefit of the Lottery Commission through June 30, 2003. The bonding requirements have been satisfied via the issuance of surety bonds and certificates of deposit securing letters of credit, each of which is collateralized by certain bank deposits.

Operating Leases

        The Company leases various equipment, including some of its video lottery terminals, timing and photofinish equipment, and its videotape and closed circuit television equipment under operating leases. For the years ended December 31, 2002, 2001, and 2000, total rental expense under these leases was approximately $1,495,000, $1,745,000, and $1,684,000, respectively.

Future Minimum Lease Payments

        Future annual minimum payments under all material operating leases as of December 31, 2002 are as follows:

Years ending December 31,
2003	$835,000
2004	419,000
2005	382,000
2006	304,000
2007	—

Litigation

        The Company is party to various lawsuits which have arisen in the normal course of its business. The liability, if any, arising from unfavorable outcomes of lawsuits is presently unknown.

Pension Plan

        Mountaineer Park has a qualified defined contribution plan covering substantially all of its employees (the "Plan"). The Plan was ratified retroactively on March 18, 1994 by the legislature of the State of West Virginia. The Plan contributions are based on .25% of the race track and simulcast wagering handles, and approximately 0.5% of the net revenues of video lottery activities beginning March 18, 1994. Contributions to the Plan for the years 2002, 2001, and 2000 were $1,065,000, $899,000 and $700,000, respectively.

Undeveloped Land

        On June 22, 1999 Mountaineer Park entered in agreements to purchase for $583,000 approximately 317.89 acres of real property (including two buildings) previously subject to an October 7, 1997 option and located adjacent to its Hancock, County West Virginia operation. Mountaineer Park previously paid $100,000 for an irrevocable option to acquire the land. Subject to resolution of certain title issues, Mountaineer Park intends to close the purchase, which call for payment to be made in the form of a $200,000 cash payment at closing and a $383,000 term note bearing interest at 9% payable over five years.

Proposed Race Track

        In September 2002, the Company's wholly owned subsidiary, Presque Isle Downs, Inc., was granted a license by the Pennsylvania State Horse Racing Commission to conduct thoroughbred horse racing and parimutuel wagering in Erie, PA. The Company plans to build a state-of-the-art horse racing facility with dirt and turf racing that will also offer concerts, entertainment, and fine and casual dining. In December 2002, affiliates of Magna Entertainment Corp. and Penn National Gaming, Inc. filed an appeal in the Pennsylvania Commonwealth Court regarding the unanimous decision of the Pennsylvania State Horse Racing Commission to grant Presque Isle Downs a license to conduct thoroughbred horse racing and parimutuel wagering in Erie, Pennsylvania. The Company believes that the Pennsylvania State Horse Racing Commission acted in accordance with all applicable laws, regulations and procedures and that the appeal is without merit. The Company has intervened in the appeal and will assist the Pennsylvania State Horse Racing Commission in any way possible. Recently, the Commonwealth Court granted the Company's motion to expedite the consideration of the appeal and has scheduled the appeal for the May 2003 calendar.

        The Company has entered into agreements and options to purchase certain parcels of real property in Erie, Pennsylvania in connection with the Company's plan to construct and operate a thoroughbred racetrack. The Company paid approximately $423,000 and $155,000 for land options in 2002 and 2001, respectively. In the event that the Company exercises the options the total aggregate purchase price would be approximately $8,200,000. On March 22, 2002, the Company entered into an agreement whereby the Company advanced $2 million to a third-party for the purpose of acquiring certain real property in Erie County, Pennsylvania as an alternative site for the proposed racetrack. The loan agreement matures on the earliest of March 31, 2005, the date on which the Company exercises its option to purchase the property for One Dollar ($1) plus the cancellation of the indebtedness, or the date on which the borrower puts the property to the Company in lieu of the debt. Interest shall accrue at a floating rate equal to the Federal short-term rate as periodically announced by the Internal Revenue Service. The loan is secured by a first lien on the property and all of the outstanding shares of the borrower. In addition, the Company has an additional 130 acres under contract for which the purchase price aggregates approximately $2,500,000.

Proposed Race Track Acquisition

        On December 23, 2002, the Company entered into a merger agreement to acquire Scioto Downs, Inc., which owns and operates a harness horse racing facility with parimutuel wagering in Columbus, Ohio. The Company agreed to pay $32.00 per share, in cash, for the 595,767 outstanding shares of Scioto Downs' common stock. Each Scioto Downs shareholder may elect to receive, instead of the $32.00 per share amount, an amount per share equal to $17.00 per share plus ten annual contingent earnout payments (commencing the first calendar year in which Scioto Downs is permitted to conduct new forms of gaming) based upon 10% of the growth of Scioto Downs' EBITDA compared to the average of Scioto Downs' EBITDA for the three years ended October 31, 2002. Management estimates that these payments would aggregate approximately $19.1 million, assuming all shareholders elected to receive cash, and would be initially less if some shareholders elected to receive the earnout payments. Management expects to finance such payments with cash flow from operations, cash on hand (including a portion of the net proceeds of the Senior Notes offering remaining after repayment of outstanding indebtedness under the Credit Agreement, as described above) and availability under a proposed $50 million third amended and restated revolving credit facility. The Company anticipates that this transaction will close during the second quarter of 2003.

Construction Contract

        During 2003, the Company anticipates paying approximately $2 million in connection with the completion of the contract for the construction of our new hotel, subject to receipt of the architect's final certificate of payment and the agreement of the parties thereto.

Officer Employment Agreement and Deferred Compensation Agreement

        On September 28, 2001, the Company entered into a new five-year employment agreement with its President and Chief Executive Officer (the Officer), Edson R. Arneault. The new employment agreement, was effective as of January 1, 2001, provides for, among other things, an annual base salary of $750,000 (subject to annual cost of living increase of 5%), semiannual cash awards, an annual performance bonus tied to EBITDA growth, and a long-term incentive bonus, subject to a cap, payable at the end of the five-year term based upon growth compared to fiscal year 2000 in a variety of objective measurements, including earnings per share, the market price of the Company's common stock, EBITDA and gross revenue. Other factors affecting the long-term bonus are acquisitions of other racetracks and parimutuel facilities, acquisition of gaming operations that generate positive EBITDA in the Company's first full year of operation, and successful legislative initiatives.

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

        The Company also entered into a deferred compensation agreement dated January 1999 whereby the Company has purchased a life insurance policy on the Officer's life (face amount of $4.4 million and annual premium of $150,000). The owner of the policy is the Company. The Officer will also be entitled, after the Company recoups the aggregate premiums paid, to an annual benefit, as defined, upon retirement, death or termination out of the cash value of the insurance policy.

Other Employment Agreements and Deferred Compensation Agreements

        The Company entered into various other employment agreements during 2002 and 2000 with other employees. The Company also entered into two additional deferred compensation agreements dated June 1999 whereby the Company has purchased life insurance policies on these two employees' lives (aggregate face amount of $1,400,000 and aggregate annual premiums of $75,000). The owner of the policies is the Company. The employees will also be entitled, after the Company recoups the aggregate premiums paid, to an annual benefit, as defined, upon retirement, death or termination out of the cash value of the insurance policies.

Director Agreements

        The Company's non-employee directors receive an annual stipend of $24,000 ($12,000 for years prior to 2003), a per meeting fee of $1,500, and, for years prior to 2003, an award of options to purchase 25,000 shares of the Company's common stock. Directors who are employees of the Company do not receive compensation for attendance at Board meetings. All board members are reimbursed for expenses they incur in attending meetings.

8. RELATED PARTY TRANSACTIONS

        A member of the Company's outside legal firm was an officer and director of the Company until November 2002 and remains a stockholder. The Company paid legal fees to that law firm during 2002, 2001 and 2000 totaling approximately $1,308,000, $1,222,000 and $771,000, respectively.

9. SHAREHOLDERS' EQUITY

Limitations On Dividends

        Under the Company's and lender's credit agreement, the Company is prohibited from paying any dividends without the lender's consent. The Company currently intends to retain all earnings, if any, to finance and expand its operations.

Common Stock

        During 2002 and 2001, the Company repurchased and retired 385,318 and 191,100 shares of its common stock in the open market for $3,222,000 and $1,645,000, respectively, pursuant to its approved $8 million stock repurchase program (as amended in 2001).

        Stock options granted under the Company's 2001 Stock Incentive Plans and predecessor plans (Incentive Plans) have been and may be granted at not less than market prices on the dates of grant. Options granted under the Incentive Plans have a maximum term of ten years. Stock options granted under the Incentive Plans vest immediately. As of December 31, 2002, approximately 4,000,000 shares of common stock were reserved for future awards under the Incentive Plans.

        During 2001 and 2000, in connection with the exercise of nonqualified stock options, certain officers and directors, delivered to the Company promissory notes aggregating $2,934,000 and $619,000, respectively. The promissory notes were full recourse obligations, base interest at 6 to 9% or 1% above the prime rate on the date of the note (6-8%), and are due and payable approximately at the end of a two- to three-year term. The notes were secured by shares of common stock (710,000 in the aggregate) underlying the options. The notes were paid in full in cash during 2002.

        The consolidated statements of cash flows for the years ended December 31, 2001 and 2000 exclude stockholder receivables for the issuance of common stock noncash transactions of $2,934,000 and $619,000, respectively. No shareholder receivables were issued for common stock issuances in 2002.

        During each of the years in the three-year period ended December 31, 2002, stock option and warrant activity is as follows:

	Number of Shares	Exercise Price Range Per Share		Weighted Average Exercise Price
Balance, December 31, 1999	8,250,607	$0.01 - 4.88	(1)	$1.69
Granted	1,540,000	2.50 - 6.25		2.91
Canceled	(315,000)	2.50		2.50
Exercised	(1,150,000)	0.56 - 4.00		1.63
Expired	(15,000)	4.00		4.00

Balance, December 31, 2000	8,310,607	$0.01 - 6.25	(1)	$1.82
Granted	615,000	7.30 - 13.60		7.70
Canceled	(110,000)	1.34 - 2.50		2.17
Exercised	(4,795,607)	.80 - 7.30		1.60
Expired	—	—		—

Balance, December 31, 2001	4,020,000	$0.01 - 13.60	(1)	$2.96
Granted	25,000	15.00		15.00
Canceled	(355,000)	2.00 - 6.25		2.54
Exercised	(804,500)	1.34 - 7.30		3.09
Expired	—	—		—

Balance, December 31, 2002	2,885,500	$0.01 - 15.00		$3.07

(1)
Includes options to purchase 20,000 shares of common stock at $0.01 per share. The weighted average fair value of options granted during 2002, 2001, and 2000 was $6.89, $4.17 and $1.33, respectively.

        The following summarizes information about the Company's stock options and warrants outstanding at December 31, 2002:

Range of Exercise Prices	Number Outstanding December 31, 2002	Weighted Average Remaining Contractual Life In Years		Weighted Average Exercise Price	Number Exercisable at December 31, 2002	Weighted Average Price
$0.01 to 1.34	20,000	—	(1)	$0.01	20,000	$0.0-1
2.00 to 2.50	2,475,500	2.46		2.30	2,475,500	2.30
6.00 to 6.25	100,000	2.83		6.25	75,000	6.25
7.00 to 7.30	215,000	8.33		7.30	215,000	7.30
10.00 to 10.85	25,000	3.42		10.85	25,000	10.85
13.00 to 13.60	25,000	8.92		13.60	25,000	13.60
15.00 to 16.00	25,000	9.92		15.00	25,000	15.00

	2,885,500				2,860,500

(1)
Excludes 20,000 options with no set expiration date.

Pro Forma Stock Option Information

        Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS No. 123, rather than the method pursuant to APB Opinion No. 25. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2002, 2001and 2000: risk-free rates of between 5.2% and 6.4%; dividend yield of 0%; expected life of the options of between 9 and 60 months; and volatility factors of the expected market price of the Company's common stock of between 50% and 63%.

        Had the Company accounted for its stock options in accordance with the provisions of SFAS 123, the Company would have recognized compensation expense of $174,000, $1,803,000, and $880,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

10. INCOME TAXES

        The following summarizes the provision for income taxes for the years ended December 31:

	2002	2001	2000
Current
Federal	$6,098,000	$8,333,000	$5,400,000
Deferred
Federal	3,608,000	(120,000)	2,562,000

Provision for income taxes	$9,706,000	$8,213,000	$7,962,000

        A reconciliation of the expected statutory federal income tax provision to the provision for income taxes for the years ended December 31:

	2002		2001		2000
Provision for income taxes at a federal statutory rate	35.0%		35.0%		34.0%
Increase (reduction) in income taxes resulting from:
Permanent items not deductible for income tax purposes	0.8%		.7%		.3%
Other	(0.7%	)	(1.4%	)	.3%

Provision for income taxes	35.1%		34.3%		34.6%

        At December 31, 2002 and 2001, significant components of the Company's net deferred taxes are as follows:

	2002	2001
Deferred tax assets:
Asset impairment charge	$1,893,000	$1,925,000
Accrued liabilities	1,109,000	236,000
Reserves and allowances	34,000	21,000

Deferred tax assets	$3,036,000	$2,182,000

Deferred tax liabilities:
Tax basis of goodwill in excess of book	$(673,000)	$(772,000)
Tax depreciation in excess of book	(7,304,000)	(2,743,000)

Deferred tax liabilities	$(7,977,000)	$(3,515,000)

11. GAMING OPERATIONS

West Virginia

        The Company derives revenue from the operation of video lottery games in the form of net win on the gross terminal income, or the total cash deposited into a video lottery terminal (VLT) less the value of credits cleared for winning redemption tickets. Pursuant to the Lottery Act (prior to the April 2001 amendment, discussed below), the Company's share of net win was fixed at 47% of the net win after deducting an administration fee of up to 4% of gross terminal revenues first paid to the State of West Virginia.

        In April of 2001, West Virginia amended its video lottery statute to establish among other things a new distribution scheme for the portion of each racetrack's net win in excess of that racetrack's net win for the twelve months ending June 30, 2001 (referred to in the amendment as "Excess Net Terminal Income"). After deducting the administrative fee, the Excess Net Terminal Income will be subject to a 10% surcharge. However, the amendment creates a capital reinvestment fund to which the State will contribute 42% of the surcharge. Generally, for each dollar a racetrack expends on eligible capital improvements for the racetrack and adjacent property, the track will receive a dollar from the capital reinvestment fund. Depending upon the amount of a project, any amount expended in excess of the balance in the capital reinvestment fund may be carried forward three subsequent years. The Company recognizes amounts due from the capital reinvestment fund as qualifying capital expenditures are identified. After deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the Company will receive 42% (as opposed to 47%) of the remaining net win. For Mountaineer Park, the threshold for Excess Net Terminal Income is fixed at approximately $162 million. During 2002, the Company recorded revenue at the 47% threshold, except for the period from late April through June 2002, during which the Company exceeded the Excess Net Terminal Income (based upon the State's June 30 fiscal year end). The Company's qualifying capital expenditures exceeded amounts contributed to the capital reinvestment fund at June 30, 2002 by approximately $36 million. Accordingly, the Company recognized a receivable of $1,580,000 representing its share of the capital reinvestment fund for the period after which the Company exceeded the threshold. The Company received these funds prior to December 31, 2002. The surcharge and the reduction in the net win retention percentage, after consideration of the amounts due from the capital reinvestment fund discussed in the preceding paragraphs, had the affect of increasing statutory payments for the period after which the Company exceeded the threshold by approximately $1.9 million.

        The Company is subject to annual licensing requirements established by the Lottery Commission; its license has been renewed through June 30, 2003.

        A summary of video lottery gross wagers, less winning patron payouts at Mountaineer Park, for the years ended December 31 is as follows:

	2002	2001	2000
Total gross wagers	$2,657,603,000	$1,677,028,000	$1,028,786,000
Less winning patron payouts	(2,433,105,000)	(1,492,506,000)	(887,141,000)

Video lottery revenues	$224,498,000	$184,522,000	$141,645,000

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

        Amounts contributed to these funds for the years ended December 31 were as follows:

	2002	2001	2000
HBPA purses	$30,994,000	$27,860,000	$21,695,000
Company pension plan	1,065,000	899,000	700,000
West Virginia general fund	67,643,000	53,922,000	41,990,000
West Virginia Racing Commission	2,131,000	1,797,000	1,400,000
Hancock County general fund	4,261,000	3,595,000	2,799,000
West Virginia tourism promotion fund	6,392,000	5,392,000	4,199,000
Miscellaneous state projects	2,131,000	1,797,000	1,400,000

	$114,617,000	$95,262,000	$74,183,000

Nevada

        During the years ended December 31, 2002, 2001 and 2000, the Company recorded approximately $7,183,000, $7,379,000 and $6,245,000, respectively, in gaming revenue from its Nevada properties. In July 2001, the Company closed the casino at the Reno property. Gaming revenues for the Reno property aggregated approximately $1,325,000 and $1,999,000 for 2001 (up to the date of closing) and 2000, respectively. As discussed in Note 2, in 2003, the Company completed the sale of the Reno Property.

12. RACING OPERATIONS

        The Company conducts thoroughbred horse racing at Mountaineer Park. Under West Virginia Horse Racing Law, the Company's commission revenue is a designated portion of the parimutuel wagering handle (amounts wagered).

        The Company is subject to annual licensing requirements established by the Racing Commission. The Company's license was renewed and will remain effective through December 31, 2003.

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

        A summary of the parimutuel handle and deductions, including satellite off-track wagering, for the years ended December 31 are as follows:

	2002	2001	2000
Total parimutuel handle	$297,054,000	$227,785,000	$81,486,000
Less patron's winning tickets and breakage	280,801,000	(213,489,000)	(71,461,000)

	16,253,000	14,296,000	10,025,000
Less:
Parimutuel tax paid to:
West Virginia and Hancock County	(495,000)	(499,000)	(500,000)
Purses and Horsemen's Association	(7,101,000)	(6,179,000)	(4,194,000)

	$8,657,000	$7,618,000	$5,331,000

13. QUARTERLY DATA (UNAUDITED)

	Quarter Ended
	March 31	June 30	September 30	December 31
2002:
Revenues	$59,403,000	$67,128,000	$77,194,000	$62,571,000
Less promotional allowances(2)	(1,333,000)	(1,414,000)	(1,586,000)	(1,083,000)

Net revenues	58,070,000	65,714,000	75,608,000	61,488,000
Gross profit	21,635,000	22,086,000	27,951,000	16,078,000
Net income(3)	5,058,000	3,891,000	6,224,000	2,745,000
Basic net income per common share	$0.19	$0.14	$0.23	$0.10
Diluted net income per common share	$0.17	$0.13	$0.22	$0.10
Weighted average shares outstanding—basic	26,947,894	27,059,881	27,102,859	27,060,268

Weighted average shares outstanding—diluted	29,006,615	29,091,562	28,801,910	28,782,557

	Quarter Ended
	March 31	June 30	September 30	December 31
2001:
Revenues	$48,558,000	$54,291,000	$61,495,000	$54,023,000
Less promotional allowances(2)	(758,000)	(988,000)	(799,000)	(1,371,000)

Net revenues	47,800,000	53,303,000	60,696,000	52,652,000
Gross profit	16,992,000	19,176,000	21,671,000	17,547,000
Income (loss) before cumulative effect of change in method of accounting	4,387,000	5,134,000	6,838,000	(644,000	)(1)
Net income (loss)	4,295,000	5,134,000	6,838,000	(644,000	)(1)
Basic income (loss) before cumulative effect of change in method of accounting per common share	$0.20	$0.22	$0.27	$(0.02)
Basic net income (loss) per common share	$0.19	$0.22	$0.27	$(0.02)
Diluted income (loss) before cumulative effect of change in method of accounting per common share	$0.17	$0.20	$0.25	$(0.02)
Diluted net income (loss) per common share	$0.17	$0.20	$0.25	$(0.02)
Weighted average shares outstanding—basic	22,199,302	23,549,810	25,322,008	26,220,069

Weighted average shares outstanding—diluted	26,018,950	26,266,467	27,814,521	28,530,738

(1)
The quarter ended December 31, 2001 includes a provision for write-down of assets which reduced pretax income by $5.5 million.

(2)
Promotional allowances have been reclassified from expense to a deduction from revenues.

(3)
Results for the 2002 quarterly periods reflect the non-amortization provisions of SFAS 142. Goodwill amortization of $62,500 was recognized in each of the 2001 quarterly periods.

Common Stock Prices

	Per Quarter
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2002:
High	$17.00	$17.48	$16.31	$10.29
Low	12.40	14.65	7.84	7.22
2001:
High	$7.00	$13.50	$13.95	$16.29
Low	4.38	4.78	7.95	9.85

QuickLinks

TABLE OF CONTENTS
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
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
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
MTR GAMING GROUP, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
MTR GAMING GROUP, INC. CONTENTS
REPORT OF INDEPENDENT AUDITORS
MTR GAMING GROUP, INC. CONSOLIDATED BALANCE SHEETS
MTR GAMING GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
MTR GAMING GROUP, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
MTR GAMING GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
MTR GAMING GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS