Form 10-Q
period 2003-03-31
MTR GAMING GROUP INC
filed 2003-05-15
CIK 834162

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

(304) 387-5712
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $.00001 PAR VALUE
Class
27,948,135
Outstanding at May 13, 2003

MTR GAMING GROUP, INC.
INDEX FOR FORM 10-Q

PART 1

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.

CONDENSED AND CONSOLIDATED BALANCE SHEET

	MARCH 31 2003	DECEMBER 31 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,678,000	$14,398,000
Restricted cash	798,000	860,000
Accounts receivable, net of allowance for doubtful accounts of $142,000 in 2003 and $98,000 in 2002	3,670,000	4,522,000
Accounts receivable-Lottery Commission	232,000	—
Inventories	2,544,000	2,414,000
Deferred financing costs	1,615,000	902,000
Prepaid taxes	3,000,000	4,360,000
Deferred income taxes	823,000	823,000
Other current assets	2,157,000	1,531,000

Total current assets	64,517,000	29,810,000

Property:
Land	10,065,000	12,087,000
Building	132,741,000	137,422,000
Equipment and automobiles	60,467,000	59,929,000
Furniture and fixtures	14,140,000	17,870,000
Construction in progress	1,186,000	248,000
	218,599,000	227,556,000
Less accumulated depreciation	(42,258,000)	(46,981,000)
	176,341,000	180,575,000

Other assets:
Goodwill	1,492,000	1,492,000
Note receivable	2,163,000	—
Deferred income taxes	2,213,000	2,213,000
Deferred financing costs, net of current portion	5,355,000	1,452,000
Deposits and other	7,764,000	6,375,000
	18,987,000	11,532,000
Total assets	$259,845,000	$221,917,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,644,000	$5,259,000
West Virginia state lottery commission payable	1,813,000	1,576,000
Accrued payroll and payroll taxes	4,328,000	2,542,000
Accrued liabilities	3,987,000	3,091,000
Current portion of capital leases	6,155,000	6,532,000
Current portion of long-term and other debt	775,000	162,000
Total current liabilities	20,702,000	19,162,000
Long-term and other debt, less current portion	130,836,000	96,429,000
Capital lease obligations, net of current portion	5,500,000	6,945,000
Long-term deferred compensation	1,171,000	915,000
Deferred income tax	7,977,000	7,977,000
Total liabilities	166,186,000	131,428,000

Shareholders’ equity:
Common stock	—	—
Paid in capital	56,055,000	53,236,000
Retained earnings	37,604,000	37,253,000
Total shareholders’ equity	93,659,000	90,489,000
Total liabilities and shareholders’ equity	$259,845,000	$221,917,000

MTR GAMING GROUP, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	THREE MONTHS ENDED MARCH 31
	2003	2002
Revenues:
Gaming	$56,340,000	$53,148,000
Parimutuel commissions	1,746,000	1,912,000
Food, beverage and lodging	4,582,000	3,444,000
Other	934,000	899,000
Total revenues	63,602,000	59,403,000
Less promotional allowances	(1,155,000)	(1,396,000)
Net revenues	62,447,000	58,007,000

Costs of Revenues:
Cost of gaming	33,921,000	31,675,000
Cost of parimutuel commissions	1,587,000	1,672,000
Cost of food, beverage and lodging	3,718,000	3,265,000
Cost of other revenue	1,353,000	1,141,000
Total cost of revenues	40,579,000	37,753,000

Gross Profit	21,868,000	20,254,000

Selling, General And Administrative Expenses:
Marketing and promotions	1,604,000	1,608,000
General and administrative	9,390,000	7,085,000
Depreciation and amortization	4,188,000	2,978,000
Total selling, general and administrative expenses	15,182,000	11,671,000
Operating income	6,686,000	8,583,000

Loss on disposal of Reno property	(18,000)	—
Interest income	29,000	68,000
Interest expense	(1,471,000)	(870,000)
Income before provision for income taxes	5,226,000	7,781,000
Provision for income taxes	(1,900,000)	(2,723,000)
Net Income	$3,326,000	$5,058,000

NET INCOME PER SHARE-BASIC	$0.12	$0.19

NET INCOME PER SHARE-ASSUMING DILUTION	$0.12	$0.17

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	27,703,291	26,947,894
Diluted	28,482,304	29,009,615

MTR GAMING GROUP, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	THREE MONTHS ENDED MARCH 31
	2003	2002
Cash flows from operating activities:
Net income	$3,326,000	$5,058,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,188,000	2,978,000
Deferred compensation	256,000	38,000
Loss on disposal	18,000	—
Changes in operating assets and liabilities:
Accounts receivable net of allowance	620,000	(658,000)
Prepaid taxes	1,360,000	1,218,000
Other current assets	(756,000)	(119,000)
Accounts payable and accrued liabilities	(83,000)	533,000

Net cash provided by operating activities	8,929,000	9,048,000

Cash flows from investing activities:
Restricted cash	62,000	41,000
Deposits and other	(1,431,000)	(2,478,000)
Proceeds from sale of property, plant, equipment	753,000	—
Capital expenditures	(2,621,000)	(14,815,00)
Net cash used in investing activities	(3,237,000)	(17,252,000)

Cash flows from financing activities:
Shareholders receivable	—	3,770,000
Stock repurchase program	(1,152,000)	—
Exercise of stock options	2,383,000	935,000
Financing cost paid	(4,841,000)	—
Proceeds of senior note offering	128,448,000	—
Loan proceeds	—	4,376,000
Principal payment on long term debt and capital leases	(95,250,000)	(1,692,000)
Cash provided by financing activities	29,588,000	7,389,000

NET INCREASE (DECREASE) IN CASH	35,280,000	(815,000)
Cash, Beginning of Period	14,398,000	10,914,000

Cash, End of Period	$49,678,000	$10,099,000

Supplemental disclosure of cash flow information:
Cash paid during the quarter for:
Interest	$1,469,000	$1,040,000

Income taxes	$—	$—

MTR GAMING GROUP, INC.
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2—GAMING OPERATIONS

On April 21, 2001, the West Virginia Legislature passed HB 102, which was signed into law and became effective as of April 21, 2001. The law, which among other things, established a new distribution scheme for the portion of each racetrack’s net win in excess of that racetrack’s net win for the twelve months ending June 30, 2001. After deducting the State Lottery Commission 4% administrative fee (for which the Commission will no longer have to account to the tracks to the extent unused), this “Excess Net Terminal Income”—as it is referred to in the law—will be subject to a 10% surcharge. However, the bill created a capital reinvestment fund to which the State will contribute 42% of the surcharge. Generally, for each dollar the property expends on capital improvements the track will receive a dollar from the capital reinvestment fund. Further, after deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the racetracks will receive 42% (as opposed to 47%) of the remaining net win.  The Company exceeded the Excess Net Terminal Income threshold during the latter part of March 2003 and as a result incurred additional statutory payments (net) of approximately $282,000 and will continue to exceed the threshold and incur additional statutory payments during the second quarter of 2003.

On March 25, 2003 the West Virginia Lottery Commission approved the addition of 500 slot machines at Mountaineer Park. It is anticipated the machines will be installed as patron demand dictates.

NOTE 3— RACETRACK OPERATIONS

In September 2002, the Company’s wholly owned subsidiary, Presque Isle Downs, Inc., was granted a license by the Pennsylvania State Horse Racing Commission to conduct thoroughbred horse racing and parimutuel wagering in Erie, PA. The Company plans to build a state-of-the-art horse racing facility with dirt and turf racing that will also offer concerts, entertainment and fine food and casual dining. In December 2002, affiliates of Magna Entertainment Corp. and Penn National Gaming, Inc. filed appeals in the Pennsylvania Commonwealth Court regarding the unanimous decision of the Pennsylvania State Racing Commission to grant Presque Isle Downs a license to conduct thoroughbred horse racing and parimutuel wagering in Erie, Pennsylvania. The Company believes that the Pennsylvania State Racing Commission acted in accordance with all applicable laws, regulations and procedures and that the appeal is without merit. The Company has intervened in the appeal. On May 7, 2003 the Commonwealth Court heard the appeal but has not yet rendered a decision.

On December 23, 2002, the Company entered into a merger agreement to acquire Scioto Downs, Inc., which owns and operates a harness horse racing facility with parimutuel wagering in Columbus, Ohio. The Company agreed to pay $32.00 per share, in cash, for the 595,767 outstanding shares of Scioto Downs’ common stock. Each Scioto Downs shareholder may elect to receive, instead of the $32.00 per share amount, an amount equal to $17.00 per share plus ten annual contingent earnout payments (commencing the first calendar year in which Scioto Downs is permitted to conduct new forms of gaming) based upon 10% of the growth of Scioto Downs’ EBITDA compared to the average of Scioto Downs’ EBITDA for the three years ended October 31, 2002. Management estimates that these payments would aggregate approximately $19.1 million, assuming all shareholders elected to receive cash, and would be initially less if some shareholders elected to receive the earnout payments. Management expects to finance such payments with the cash flow from operations, cash on hand and, if necessary, cash available under the $50 million third amended and restated revolving credit facility. The Company anticipates that this transaction will close during the third quarter of 2003.

NOTE 4—EQUITY TRANSACTIONS

During the three months ended March 31, 2003, holders of previously issued options to purchase the Company’s common stock exercised options to purchase a total of 1,523,200 shares of the Company’s common stock at prices ranging from $2.00 to $2.50 per share by delivery of cash proceeds of $2,382,614 and 408,773 shares of common stock (in connection with the exercise price and applicable withholding taxes). During the three months ended March 31, 2002, option holders exercised options to purchase 178,500 shares of the Company’s common stock at prices ranging from $2.00 to $7.30 per share by delivery of cash proceeds totaling $935,250.

During the three months ended March 31, 2003 the Company repurchased and retired 177,000 shares of its common stock in the open market for $1,151,580. Subsequent to March 31, 2003 the Company repurchased and retired an additional 223,000 shares for $1,554,998.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” (Statement No. 123) to employee stock-based awards.

	Three Months Ended March 31,
	2003	2002

Net Income, as reported	$3,326,000	$5,058,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(19,000)	(134,000)
Pro Forma net income	$3,307,000	$4,924,000
Earnings per share:
Basic, as reported	$0.12	$0.19
Basic, pro forma	$0.12	$0.18

Diluted, as reported	$0.12	$0.17
Diluted, pro forma	$0.12	$0.17

NOTE 5—SALE OF RENO PROPERTY

On March 11, 2003 the Company completed the sale of its hotel/casino property in Reno, Nevada. The terms of the sale included $787,500 cash at closing (exclusive of closing costs) and a seven-year promissory note of $2,162,500, secured by a first mortgage on the property and a guarantee by the purchaser’s principals. The purchasers are not affiliated with the Company. The sale after consideration of closing costs resulted in a loss of approximately $18,000.

NOTE 6—INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 (Statement 109), Accounting for Income Taxes. Under Statement 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income taxes reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance, when determined to be necessary, is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. There is no valuation allowance at March 31, 2003 and 2002. The Company and its subsidiaries file a consolidated federal income tax return.

NOTE 7—L0NG-TERM DEBT AND CAPITAL LEASES

On March 25, 2003 the Company consummated the private sale of $130 million of 9.75% senior unsecured notes. The net proceeds after discounts, fees and expenses of the offering were approximately $123.9 million, of which $93.4 million was used to repay all amounts outstanding and due under the Second Amended and Restated Credit Agreement. The remaining proceeds are available for general corporate purposes. The senior unsecured notes mature on April 1, 2010.  On or prior to April 1, 2006 the Company may redeem up to 35% of the aggregate principal amount of the senior unsecured notes, plus accrued and unpaid interest, with the net cash proceeds of certain public offerings of the Company’s stock.  On or after April 1, 2007, the Company may redeem all or a portion of the senior unsecured notes at a premium that will decrease over time as set forth in the agreement, plus accrued and unpaid interest.

On March 28, 2003, the Company entered into the Third Amended and Restated Revolving Credit Agreement in the amount of $50 million with Wells Fargo Bank. Under the Third Amended and Restated Credit Agreement, up to $3.0 million will be available for use in connection with letters of credit, and up to $10.0 million in short term funds will be available for use under a “swing line” facility on same-day notice to the lenders. Obligations under the Third Amended and Restated Credit Agreement are guaranteed by each of the Company’s operating subsidiaries. The borrowings under the Third Amended and Restated Credit Agreement and the subsidiary guarantees are secured by substantially all of the assets the Company and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees. In general, borrowings under the Third Amended and Restated Credit Agreement will bear interest based, at the Company’s option, on either the agent bank’s base rate or LIBOR, in each case plus a margin. The applicable margin will be based un the leverage ratio at the time and will range from 75 to 275 basis points for base rate loans and 200 to 400 basis points for LIBOR loans. Loans under the Third Amended and Restated Credit facility mature in 2008, five years from the date of execution of the credit agreement.  The Credit Agreement contains financial covenants that require the Company to satisfy, on a consolidated basis, specified quarterly financial tests.

NOTE 8—SUBSEQUENT EVENTS

On May 5, 2003, the Company and Scioto Downs, Inc. entered into a Management Agreement pursuant to which Scioto engaged the Company as the exclusive manager, subject to certain limitations and terms set forth in the Management Agreement, of the racing business, simulcast business, food service business, any future gaming business and all other businesses of Scioto presently conducted or which may be conducted in the future at or with respect to Scioto’s facilities (the “Managed Businesses”).  MTR’s term as the manager under the Management Agreement is for a 5-year period (subject to certain early termination provisions) commencing on the later of May 5, 2003, or the date on which the Management Agreement is approved by the Ohio Racing Commission (if such an approval is required).  MTR has been advised that the approval of the Management Agreement by the Ohio Racing Commission is not required and accordingly MTR has begun to manage Scioto’s business under the terms of the Management Agreement.  During the term of the Management Agreement, Scioto will pay MTR a management fee consisting of (a) 3% of all the revenues derived from the Managed Businesses, and (b) 8% of the EBITDA derived from the Managed Businesses.  Provided there is no default by Scioto under the terms of the Management Agreement, MTR’s fees will accrue and will not be payable until May 5, 2004.  Under the terms of the Management Agreement, MTR also agreed to lend Scioto amounts as may be advanced by MTR from time to time up to a principal maximum amount not to exceed $1,000,000 subject to certain conditions including but not limited to Scioto’s obtaining certain approvals as set forth in the applicable Loan Agreement executed by MTR and Scioto.

On May 13, 2003, pursuant to the 2002 Employee Stock Incentive Plan, the Company granted to twenty-four employees non-qualified options to purchase a total of 205,000 shares of the Company’s common stock for $8.00 per share, the market price on the date of grant as quoted on the Nasdaq Stock Market.  The options vest over three years and have a term of ten years.  Also on May 13, 2003, pursuant to various employment agreements, the Company granted non-qualified options to purchase a total of 125,000 shares of the Company’s common stock for $8.00 per share.  These options vest immediately and have terms of five years (with respect to 100,000) and ten years (for the remaining 25,000).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

This document includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Sources of Capital” regarding the Company’s strategies, plans, objectives, expectations, and future operating results are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, will, likely continue and similar terms and phrases, and include all discussions of our plans for the design, development, construction and operation of proposed racetracks and our plans for acquisition of properties and operations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to a number of risks and uncertainties that could cause the statements made to be incorrect and/or for actual results to differ materially.  Those risks and uncertainties include but are not limited to weather conditions or road conditions limiting access to the Company’s properties and the cyclical and seasonal nature of the Company’s business, adverse changes in West Virginia video lottery laws or the rates of taxation of video lottery operations, legalization of new forms of gaming in the Company’s target markets, which would lead to increased competition, other significant competition, general economic conditions affecting the resort business, dependence upon key personnel, changes in the number of diluted shares, leverage and debt service, expiration or non-renewal of gaming licenses, costs associated with maintenance and expansion of Mountaineer Park’s infrastructure to meet the demands attending increased patronage, costs and risks attending construction, expansion of operations, continued dependence on Mountaineer for the vast majority of our revenues, disruption in developing and integrating our Pennsylvania and Ohio operations and other facilities the Company may expand and/or acquire, extensive regulation by gaming and racing authorities, environmental laws and potential exposure to environmental liabilities, limited public market and liquidity, shares eligible for future sale, impact of anti-takeover measures, and other risks detailed from time to time in our Securities and Exchange Commission filings and press releases.  The Company does not intend to update publicly any forward-looking statements, except as may be required by law.

RESULTS OF OPERATIONS

The Company, through wholly owned subsidiaries, owns and operates the Mountaineer Racetrack and Gaming Resort (“Mountaineer Park”) in Chester, West Virginia, the Ramada Inn and Speedway Casino in North Las Vegas, Nevada (the “Speedway Property”), and until it was sold on March 11, 2003, the Ramada Inn in Reno, Nevada (the “Reno Property” or, collectively with the Speedway Property, the “Nevada Properties”). The Company has obtained a license to build a thoroughbred racetrack and operate parimutuel wagering in Erie, Pennsylvania, which we intend to build, subject to favorable resolution of a legal challenge to the grant of the license and various land acquisition and development risks. The Company and its newly formed, wholly owned subsidiary, Racing Acquisition, Inc., are parties to a Merger Agreement by which the Company would acquire all of the issued and outstanding stock of Scioto Downs, Inc., which owns and operates a harness horse racing track with parimutuel wagering in Columbus, Ohio, and which the Company currently manages. Consummation of the merger is subject to customary conditions, involving receipt of all necessary governmental approvals and the approval of the shareholders of Scioto Downs, Inc.

The Company anticipates that Mountaineer Park, particularly gaming operations, will continue to be the dominant factor in the Company’s financial condition. Increases in the number of slot machines and periodic legislative enhancements that have permitted more popular types of games and most recently, higher wagering limits, as well as the investment in infrastructure and amenities, allow Mountaineer to provide patrons a high quality, diverse gaming and entertainment experience in a resort atmosphere. The Company anticipates that operating results for the Speedway Property may be impacted by increased competition in the area.  Additional marketing efforts may be required in order to maintain revenue levels.  In March of 2003, the Company sold the Reno Property, which had an operating loss of $249,000 during the three months ended March 31, 2003 up to the date of the sale.

Unless stated otherwise, references to total revenues, revenues and gross profit (loss) are before deducting promotional allowances.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Operating Revenues and Costs

The Company earned revenues for the respective three-month periods in 2003 and 2002 as shown below:

	THREE MONTHS ENDED MARCH 31
	2003	2002
OPERATING REVENUES
Gaming	$56,340,000	$53,148,000
Parimutuel commissions	1,746,000	1,912,000
Food, beverage and lodging	4,582,000	3,444,000
Other Revenue	934,000	899,000

Total Revenues	63,602,000	59,403,000
Less promotional allowances	(1,155,000)	(1,396,000)
	$62,477,000	$58,007,000

For the first quarter, the Company’s total revenues increased by $4.2 million from 2002 to 2003, an increase of 7%. Gaming operations at Mountaineer Park accounted for $3.2 million of the increase, having grown from $51.4 million to $54.6 million. Mountaineer Park’s revenue from parimutuel commissions decreased by $166,000, or 9% due to the loss of 14 racing days in 2003 from inclement weather.  Food, beverage and lodging revenues increased $1,138,000 or 33% from $3.4 million in 2002 to $4.6 million in 2003. This increase is due principally to the increase in food, beverage and lodging revenue at Mountaineer Park from $2,618,000 in 2002 to $3,912,000 in 2003.  The increase in food, beverage and lodging revenues at Mountaineer Park reflects the opening of the 258-room Grande Hotel and additional dining venues in May 2002.  Other revenue increased by $35,000 or 4%.

The Nevada Properties contributed $2.45 million in total revenue in the first quarter of 2003; a $150,000 or 6% decrease from revenues of $2.6 million during the first quarter of 2002. The gaming revenue for the three months of operation in 2003 was $1.8 million, all of which was generated by the Speedway Property. The sources of the remaining revenues for the first quarter of 2003 were $670,000 from food, beverage and lodging and $14,000 in other revenue. Total revenues generated by the Speedway Property were $2.4 million, approximately the same as the comparable period in 2002. The decrease in total revenues for the Nevada Properties is attributed to the sale of the Reno Property in March 2003.

Promotional allowances decreased by $241,000 or 17% due to modifications to Mountaineer Park’s Frequent Player Program and monitoring of promotional programs.

Directly related expenses increased by $2.8 million to $40.6 million in 2003 compared to $37.8 million in 2002. This increase in directly related expenses accompanies the $4.2 million increase in total revenues.  Approximately $2.2 million of the increase in operating costs is attributable to the gaming operations, which includes applicable state taxes and fees. Parimutuel commissions direct cost decreased by $85,000 or 5% from 2002 due principally to the cancelled race dates, while cost of food, beverage and lodging increased by $453,000 or 14%. Of the 14% increase in the cost of food, beverage and lodging, $618,000 can be attributed to the expanded operations at Mountaineer Park including the opening of the 258-room Grande Hotel in May 2002.   The increase in costs at Mountaineer Park was partially offset by a decline in the cost of food, beverage and lodging at the Nevada Properties due to reduced operations at the Reno Property and the sale, which was completed in March 2003.  The cost of other revenue increased by $212,000 in 2003 to $1.4 million. The increase is due primarily to the addition and/or expanded operations of the retail plaza, Spa, Fitness Center, and Convention Center.

Operating costs and gross profit earned from operations for the three months ended March 31, 2003 and 2002 are as follows:

	THREE MONTHS ENDED MARCH 31
	2003	2002
Operating Costs:
Gaming operations	$33,921,000	$31,675,000
Pari-mutuel commissions	1,587,000	1,672,000
Food, beverage and lodging	3,718,000	3,265,000
Other revenues	1,353,000	1,141,000

Total Operating Costs	$40,579,000	$37,753,000

Gross Profit (Loss):
Gaming operations	$22,419,000	$21,473,000
Pari-mutuel commissions	159,000	240,000
Food, beverage and lodging	864,000	179,000
Other revenues	(419,000)	(242,000)

Gross Profit (Before Promotional Allowances)	23,023,000	21,650,000
Less Promotional Allowances	(1,155,000)	(1,396,000)
Total Gross Profit	$21,868,000	$20,254,000

GAMING OPERATIONS

Revenues from gaming operations increased by 6% or $3.2 million from $53.1 million in 2002 compared to $56.3 million in 2003. Management attributes the increase to the following factors: (1) the increase in machine count at Mountaineer Park from an average of 2,418 during the first quarter of 2002 to an average of 3,000 during the same period in 2003; (2) opening of a new 10,000 square foot gaming room at Mountaineer Park on July 1, 2002 to accommodate 500 additional machines (3) increase in patronage driven by new amenities as Mountaineer Park develops into a destination resort; (4) marketing and promotional campaigns; and (5) new game themes and equipment to meet changing patron interest and demand.  Inclement weather at Mountaineer Park during January and February of 2003 negatively affected the rate of increase in gaming revenues during the first quarter of 2003.

A summary of the gaming gross wagers less patron payouts (“net win”) for the three months ended March 31, 2003 (with an average of 3,000 terminals) and 2002 (with an average of 2,418 terminals) for Mountaineer Park is as follows:

	THREE MONTHS ENDED MARCH 31
	2003	2002
Total gross wagers	$634,217,000	$498,874,000
Less patron payouts	(579,644,000)	(447,480,000)

Revenues—gaming operations	$54,573,000	$51,394,000

Average daily net win per terminal (WV)	$202	$236

For the three months ended March 31, 2003, the average net win per day for coin drop machines at Mountaineer Park was $206 and $181 for ticket terminals. For the same period average daily net win for the track-based gaming machines was $41 per machine (including $0 for non-racing days when those gaming rooms were closed) compared to $231 earned on the Lodge-based terminals for a facility-wide average $202 per machine per day.  Because of the inclement weather in January and February of 2003 and the 24% increase in the number of gaming machines (that were installed to address peak demand times on weekends and holidays), management does not view the decrease in daily net-win-per-machine as a negative trend in slot revenue.  To the contrary, management is encouraged by the modest increase in slot revenue and believes that the combination of better weather and the continued marketing of the resort’s new amenities will result in further increases in gaming revenue.

On March 25, 2003 the West Virginia Lottery Commission approved the addition of 500 slot machines at Mountaineer Park. It is anticipated that approximately 100-200 machines will be installed by the end of June 2003 and the remaining machines as patron demand dictates.

The Speedway Property had gaming revenues of $1.8 million for both the three months ended March 31, 2003 and 2002.  Although the Speedway Property has maintained an ongoing aggressive advertising campaign and pursuit of greater market share, increased competition has impacted the revenue growth for the Speedway Property.  Gaming operations were discontinued at the Reno Property in July 2001 and accordingly there were no gaming revenues during 2002 or 2003.

Costs of gaming operations increased by $2.2 million, or 7%, to $33.9 million for the three months ended March 31, 2003. The increase corresponds with the 6% increase in revenue. Cost of gaming revenue in West Virginia increased by $2.2 million or 7% to $33.0 million for the first three months of 2003. This also corresponds to the 6% gaming revenue increase for this property and reflects an increase of $2.0 million in statutory expenses, or increased gaming taxes, including approximately $282,000 (net of Mountaineer Park’s share of capital reinvestment funds) which is the result of exceeding the rate threshold as discussed below.  The increased activity and customer service requirements associated with opening the new facilities caused an increase in personnel and supplies costs. As a result, wages and benefits as well as supplies expense increased for the quarter ending March 31, 2003 by $128,000. For the quarter ending March 31, 2003, the Nevada Properties incurred $892,000 in costs associated with gaming, which is a 5% increase as compared to the same period in 2002.

After payment of a State Administrative Fee of 4% of revenues, Mountaineer Park is obligated to make payments from the remaining video lottery revenues to certain funds administered by the West Virginia Lottery Commission as follows:

	Net Terminal Income
State of West Virginia	30.0%
Hancock County	2.0%
Horseman’s Association (racing purses)	15.5%
Other (Tourism, Employee Pension, Stakes Races, Misc.)	5.5%
Total Statutory Payments	53.0	%(1)

(1) Excludes a 4% administrative fee charged by the State of West Virginia based on revenues.

In April 2001, West Virginia amended its video lottery statute.  The bill, among other things, established a new distribution scheme for the portion of each racetrack’s net win in excess of that racetrack’s net win for the twelve months ending June 30, 2001 (referred to in the amendment as “Excess Net Terminal Income”). After deducting the administrative fee, the Excess Net Terminal Income will be subject to a 10% surcharge. The remaining amount of the excess net terminal income will be distributed as follows:

	Excess Net Terminal Income
State of West Virginia	41.0%
Hancock County	2.0%
Horseman’s Association (racing purses)	9.5%
Other	5.5%
Total Statutory Payments	58.0	%(1)

(1)          Excludes a 4% administrative fee charged by the State of West Virginia based on revenues, and effective July 1, 2001 as discussed above, a 10% surcharge once certain levels of revenues are achieved.  In addition, rates are applied to revenues net of this 4% administrative fee and the 10% surcharge when applicable.

After deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the racetracks will receive 42% (as opposed to 47%) of the remaining net win. This reduction in the net win percentage (or conversely the increase in statutory payments) is reflected by the Company as a cost of gaming for the period during which the Company generates Excess Net Terminal Income. For Mountaineer Park, the threshold for Excess Net Terminal Income is fixed at approximately $160 million, which, based upon the State’s June 30 fiscal year end, the Company exceeded in late March 2003.  The Company will be subject to the increased statutory payments during the second quarter of 2003.

The amended Lottery Act creates a separate capital reinvestment fund for each racetrack to which the State will contribute 42% of the surcharge attributable to each racetrack. Generally, for each dollar a racetrack expends on eligible capital improvements for the racetrack and adjacent property, the track will receive a dollar from the capital reinvestment fund. Depending upon the amount of a project, any amount expended in excess of the balance in the capital reinvestment fund may be carried forward three subsequent years. The Company will recognize amounts due from the capital reinvestment fund ($232,000 for the three months ended March 31, 2003) as qualifying expenditures are identified.

Taxes and assessments paid to all of these funds are included in “Costs of Gaming” in the Consolidated Statements of Operations. Statutory costs and assessments, excluding the State Administrative Fee, for the respective three-month periods are as follows:

	THREE MONTHS ENDED MARCH 31
	2003	2002
Employees Pension Fund	$259,000	$247,000
Horsemen’s Purse Fund	7,744,000	7,648,000
SUBTOTAL	8,003,000	7,895,000

State of West Virginia	16,770,000	14,802,000
Tourism Promotion Fund	1,557,000	1,480,000
Hancock County	1,038,000	987,000
Stakes Races	519,000	493,000
Miscellaneous state projects	519,000	493,000
	$28,406,000	$26,150,000

PARIMUTUEL COMMISSIONS

Parimutuel commissions revenue is a function of wagering handle, which means the total amount wagered without regard to predetermined deductions, with a higher commission earned on a more exotic wager, such as a trifecta, than on a single horse wager, such as a win, place or show bet. In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The total wagering handle is composed of the amounts wagered by each individual according to the wagering activity. The total amounts wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a “take-out” or gross commission, from which the racetrack pays state and county taxes and racing purses. The Company’s parimutuel commission rates are fixed as a percentage of the total wagering handle or total amounts wagered.

Mountaineer’s parimutuel commissions for the three months ended March 31, 2003 and 2002 are summarized below:

	THREE MONTHS ENDED MARCH 31
	2003	2002
Simulcast racing parimutuel handle	$5,668,000	$5,428,000
Live racing parimutuel handle	2,212,000	3,316,000
Less patrons’ winning tickets	(6,197,000)	(6,882,000)
	1,683,000	1,862,000
Revenues—export simulcast	1,549,000	1,715,000
	3,232,000	3,577,000

Less:
State and county parimutuel tax	(103,000)	(115,000)
Purses and Horsemen’s Association	(1,383,000)	(1,550,000)

Revenues—parimutuel	$1,746,000	$1,912,000

Total revenues for parimutuel commissions for the quarter ending March 31, 2003 decreased $166,000 or 9% in comparison to 2002. This decrease can be attributed principally to the inclement weather that resulted in 14 fewer race days in the quarter ended March 31, 2003.  Import simulcast handle in the first three months of 2003 increased 4% to $5.7 million compared to the same period in 2002. Live racing handle decreased by 33% from $3.3 million in 2002 to $2.2 million in 2003. Commissions from import simulcast and live racing for 2003 decreased by $179,000 or 10% as compared to 2002.  Commissions for export simulcast decreased by $166,000 to $1,549,000 during the first quarter of 2003 as compared to $1,715,000 for the first quarter of 2002.  The decrease in revenues from live racing, import simulcasting, which represents revenues from all parimutuel wagers placed by patrons at Mountaineer Park, and export simulcasting is attributed principally to the cancelled race dates in 2003. The decrease in Purses and Horsemen’s Association amounts is attributable principally to the decrease in import and export simulcasting revenues.  Average daily export simulcasting handle rose 13% to $1.3 million due to our continuing efforts to add outlets, which now number approximately 615.

Management remains optimistic that its export simulcast business will continue to grow but not at the levels achieved in 2002.  Live racing and import simulcast are expected to continue to be impacted by the conversion of some live racing patrons to export simulcast and utilization by patrons of telephone and/or Internet wagering.

Total costs of parimutuel commissions decreased by $85,000 or 5%, from $1,672,000 in the first quarter of 2002 to $1,587,000 in the first quarter of 2003. This decrease is attributable to the 14 fewer race days in the first quarter in 2003 compared to the first quarter in 2002 and the corresponding reduction in operating costs during this period.

FOOD, BEVERAGE AND LODGING OPERATIONS

Food, beverage and lodging accounted for a combined revenue increase of 33% to $4.6 million for the three months ended March 31, 2003 compared to $3.4 million during the first quarter of 2002. Company wide, restaurant, bar and concession facilities produced $475,000 of the revenue increase, which is an 18% increase over the first three months of 2002. Food and beverage revenues increased $510,000 to $2.7 million at Mountaineer Park in the first quarter of 2003 due to the expanded dining facilities opened after the first quarter of 2002. Food and beverage revenues for the Speedway Property increased by $16,000.

Lodging revenues were $1.5 million for the three months ended March 31, 2003, an increase of $664,000 over the same period in 2002.  Lodging revenues in West Virginia increased by $785,000 or 192% due to the opening of The Grande Hotel at Mountaineer in May 2002. Occupancy levels during the three months ended March 31, 2003 ranged from 40% for weekdays to 83% for weekends.  The overall average occupancy rate was 52% for the quarter with an average room rate of $74. Lodging revenues for the Speedway Property increased by $22,000. Management expects food, beverage and lodging revenue at Mountaineer Park to continue to increase during 2003 (compared to the same periods in 2002) due to the opening of the new hotel and dining facilities mid-year in 2002 and as the Company markets Mountaineer Park as a destination resort, but not at the same levels as in the first quarter of 2003.

Direct expenses of lodging, food and beverage operations increased from $3.3 million for the first three months of 2002 to $3.7 million for the same period in 2003.  The direct food, beverage and lodging operating costs of Mountaineer Park increased by $628,000, while the direct expenses for the Nevada Properties decreased by $165,000 (with the Reno Property decrease amounting to $206,000).  Company wide, food and beverage direct costs increased by $425,000 (with the Reno Property accounting for a decrease of $85,000) to $3.0 million for a gross profit of  $44,000 in 2003 compared to a loss of $6000 in 2002.  Food and beverage direct costs increased by $486,000 at Mountaineer Park as a result of increased sales and expanded dining facilities and by $24,000 for the Speedway Property as a result of increased sales.  Lodging direct costs totaled $675,000 for the first quarter of 2003 compared to $650,000 for the same period in 2002 resulting in a gross profit of $820,000 for 2003 as compared to $185,000 for the same period in 2002. The increase in gross profit is attributable to the opening of the Grande Hotel at Mountaineer Park in May 2002.

Mountaineer Park’s gross profit for food, beverage and lodging was $889,000 for the first quarter of 2003, compared to $212,000 in 2002. The food and beverage operations had a gross profit of $99,000 this quarter, as compared to $75,000 for the same period in 2002 while lodging operations had a gross profit of $790,000 in 2003 as compared to $138,000 for the same period in 2002. The increase in gross profit is attributable principally to the increased revenues associated with the expansion of food service facilities and the opening of the new hotel in May 2002.

OTHER OPERATING REVENUES

Other sources of revenues increased by $35,000 to $934,000 for the three months ended March 31, 2003 compared to the same period in 2002. Other operating revenues are primarily derived from special events at the Harv, the Spa, Fitness Center, Convention Center, retail plaza, golf course, sale of programs, admission fees, lottery tickets, check cashing and ATM services. The revenue from the special events held at the Harv in the first quarter of 2003 decreased $140,000 compared to the same period in 2002 due to fewer events in 2003. The retail plaza revenues increased by $82,000 in the first quarter of 2003 compared to the same period in 2002. Revenues from the Convention Center increased more than five-fold to $141,000 for the first three months of 2003 as a result of increased marketing of the convention center facility and the ability to cross market convention services with the new hotel rooms.

Cost of other revenues increased by $212,000 or 19% from $1,141,000 for the three months ended March 31, 2002 to $1,353,000 for the three months ended March 31, 2003. This increase was attributed to the expanded operations of the Gift Shoppe/Jewelry Shoppe that opened in mid-2002 ($130,000) and the Convention Center ($109,000) as well as net increases in costs in other areas which were offset in part by declines in entertainment costs ($64,000).

MARKETING AND PROMOTIONS EXPENSE

Company wide, marketing expenses for the first quarter of 2003 were $1,604,000, which is flat compared to the first quarter of 2002, despite the increase in the number of amenities and ancillary businesses that the Company is promoting at Mountaineer Park.

GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST

General and administrative expense for the three months ended March 31, 2003 increased by $2.3 million or 32% from $7.1 million to $9.4 million. General and Administrative cost for the first quarter 2003 represented 15% of gross revenues in comparison to 12% in the first quarter of 2002.  The increase in General and Administrative cost can primarily be attributed to: (1) increases in salary and benefits cost ($899,000) and supplies ($153,000) related to increased security, surveillance, housekeeping, accounting, and maintenance attributable to Mountaineer Park’s expanded facilities and larger crowds; (2) an increase in property insurance at Mountaineer Park ($266,000); (3) increase in real estate taxes at Mountaineer Park ($232,000); (4) increase in professional fees related to the Company’s pursuit of license to build a new racetrack in Erie, Pennsylvania and other aspects of the Company’s corporate development activities ($178,000); (5) increase in cost of legal matters ($200,000); and (6) increase in amounts accrued for long term incentive compensation arrangements ($225,000).

Interest expense increased by $601,000 to $1.5 million in the first quarter 2003, from $870,000 in the first quarter 2002. This increase to $1.5 million is attributable to increased borrowing levels and, to a lesser extent, the issuance of $130 million of 9.75% senior notes near the end of the quarter.  The issuance of the senior notes will result in increased interest expense in 2003 over amounts in corresponding periods in 2002.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expenses increased by 41%, or $1.2 million, to $4.2 million for the three months ended March 31, 2003. This increase reflects the $25.4 million increase in the fixed asset balance at March 31, 2003 in comparison to March 31, 2002. Depreciation expense for the Nevada Properties decreased by $236,000 to $156,000 for the three months ended March 31, 2003 due principally to depreciation not being recorded on the Reno Property since it was being held for sale.

CASH FLOWS

The Company’s operations produced $8.9 million in cash flow in the three months ended March 31, 2003, compared to $9.0 million in the first three months of 2002. Current period non-cash expenses included $4.2 million of depreciation and amortization.

The Company invested $2.6 million in capital improvements and increased deposits and other assets by $1.4 million in the first quarter of 2003 versus $14.8 million and $2.5 million, respectively, in the first quarter of 2002. The Company also generated cash proceeds (net) of $753,000 from the sale of the Reno Property.

The Company repaid approximately $95 million of amounts due under long-term debt and capital leases including $93.4 million outstanding under its second amended and restated credit agreement.  As discussed in Liquidity and Sources of Capital below, the Credit Facility was repaid from the proceeds of the issuance of the senior notes.

LIQUIDITY AND SOURCES OF CAPITAL

The Company’s working capital balance stood at $43,815,000 at March 31, 2003, and its unrestricted cash balance amounted to $49,678,000. At March 31, 2003, the balances in bank accounts owned by Mountaineer Park’s horsemen, but to which the Company contributes funds for racing purses, exceeded the Company’s purse payment obligations by $3.8 million. This amount is available for payment of future purse obligations at the discretion of the Company and in accordance with the terms of its agreement with the HBPA. The Company also earns the interest on balances in these accounts.

On March 25, 2003 the Company consummated the private sale of $130 million of 9.75% senior unsecured notes. The net proceeds after discounts, fees and expenses of the offering were approximately $123.9 million, of which $93.4 million was used to repay all amounts outstanding and due under the Second Amended and Restated Credit Agreement. The remaining proceeds are available for general corporate purposes and are included in the unrestricted cash balance at March 31, 2003. The senior unsecured notes mature on April 1, 2010.  On or prior to April 1, 2006 the Company may redeem up to 35% of the aggregate principal amount of the senior unsecured notes, plus accrued and unpaid interest, with the net cash proceeds of certain public offerings of the Company’s stock.  On or after April 1, 2007, the Company may redeem all or a portion of the senior unsecured notes at a premium that will decrease over time as set forth in the agreement, plus accrued and unpaid interest.

On March 28, 2003, the Company entered into the Third Amended and Restated Revolving Credit Facility in the amount of $50 million with Wells Fargo Bank. Under the third amended and restated revolving credit facility, up to $3.0 million will be available for use in connection with letters of credit, and up to $10.0 million in short term funds will be available for use under a “swing line” facility on same-day notice to the lenders. Obligations under the third amended and restated revolving credit facility are guaranteed by each of the Company’s operating subsidiaries. The borrowings under the third amended and restated revolving credit facility and the subsidiary guarantees are secured by substantially all of the assets the Company and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees. In general, borrowings under the third amended restated revolving credit facility will bear interest based, at the Company’s option, on either the agent bank’s base rate or LIBOR, in each case plus a margin. The applicable margin will be based on the leverage ratio at the time and will range from 75 to 275 basis points for base rate loans and 200 to 400 basis points for LIBOR loans. The third amended and restated revolving credit facility matures in 2008, five years from the date of execution of the credit agreement. The Third Amended and Restated Credit Agreement contains certain financial convents that require the Company to satisfy, on a consolidated basis, specified quarterly financial tests.  The Third Amended and Restated Credit Agreement permits the Company to finance separately up to $35 million for equipment, including gaming equipment, during the term of the Third Amended and Restated Credit Agreement.  As of March 31, 2003 the aggregate outstanding principal balance related to the equipment financing was $11.7 million.  At March 31, 2003 there were no borrowings against the Third Amended and Restated Credit Agreement.

CAPITAL IMPROVEMENTS.  During the three months ended March 31, 2003 the Company spent $2.6 million for capital improvements, equipment and land acquisitions.

During the balance of 2003, the Company expects to spend approximately $10-12 million on maintenance capital expenditures at Mountaineer Park, approximately $3.5 million in connection with the completion of the contract for the construction of our new hotel, subject to receipt of the architect’s final certificate of payment and the agreement of the parties thereto, $8.2 million for land in connection with the proposed racetrack in Erie Pennsylvania, and $700,000 for capital improvements for the Speedway Property.

On September 26, 2002 we were granted a license from the Pennsylvania State Horse Racing Commission to build a thoroughbred horse racetrack and conduct parimutuel wagering in Erie, Pennsylvania. Construction of the new thoroughbred horse racetrack at Presque Isle Downs is expected to cost approximately $25 million. If legislation proposed in February 2003 is passed in Pennsylvania legalizing slot machines at racetracks, then we will spend significantly more (up to $50 million, exclusive of gaming equipment) to also develop a gaming area. Additionally, we expect to spend approximately $8.2 million (exclusive of closing costs) for acquisition of real property for the new racetrack. We expect to finance the majority of these development costs with cash flow from operations, cash on hand, availability under our proposed $50 million third amended and restated revolving credit facility and, if slot machines are installed, capital lease obligations. The ultimate construction cost will depend on the final architectural design and the amenities to be included. Commencement of racing and parimutuel operations in Erie remains subject to risks and uncertainties, which include but are not limited to zoning, closing on the real property for the site, which is currently under option, unforeseen title, engineering, environmental, or geological problems, work stoppages, weather interference, including floods, construction delays and other risks associated with building a racing operation, and compliance with the terms of the license concerning timing. Construction of, and commencement of operations at, the new horse racetrack also are subject to favorable resolution of a pending judicial review of our license See “ Part II, Item 1-Legal Proceedings.”

On December 23, 2002, we entered into a merger agreement to acquire Scioto Downs, Inc., which owns and operates a harness horse racing facility with parimutuel wagering in Columbus, Ohio. We agreed to pay $32.00 per share, in cash, for the 595,767 outstanding shares of Scioto Downs’ common stock. Each Scioto Downs shareholder may elect to receive, instead of the $32.00 per share amount, an amount per share equal to $17.00 plus ten annual contingent earnout payments (commencing the first calendar year in which Scioto Downs is permitted to conduct new forms of gaming) based upon 10% of the growth of Scioto Downs’ EBITDA compared to the average of Scioto Downs’ EBITDA for the three years ended October 31, 2002. Management estimates that these payments would aggregate approximately $19.1 million, assuming all shareholders elected to receive cash, and would be initially less if some shareholders elected to receive the earnout payments. Management expects to finance such payments with cash flow from operations, cash on hand, and, if necessary, loans under our  $50 million Third Amended and Restated Credit Agreement. The Company has completed its due diligence investigation of Scioto Downs and has elected to proceed with the transaction subject to the remaining terms, conditions and governmental approvals. The merger is expected to result in an increase in parimutuel and food and beverage revenues as well as an increase in related operating costs.

Management believes that except as set forth above, our cash balances, cash flow from operations, and available lines of credit will be sufficient to cover any capital required to fund maturing debt obligations and any other contemplated capital expenditures and short-term funding requirements for the next twelve months. We may also repurchase our common stock in amounts and at times determined by our board of directors from time to time. Although we have no current plans to do so, we may also finance our expansion through the public or private sale of additional debt or equity securities.

Our level of indebtedness presents other risks to investors, including the possibility that we may be unable to generate cash sufficient to pay the principal of and interest on our indebtedness when due; and that we may not be able to meet tests and covenants of such debt agreements and achieve satisfactory resolution of such non-compliance with the lenders. In such an event, the holders of our indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and proceed against any collateral securing such indebtedness. These actions could limit our ability to borrow additional funds and would likely have a material adverse effect on our business and results of operations. A debt rating downgrade would not impact the terms of borrowings under our expected Third Amended and Restated Credit Facility or the Senior Notes. However, a debt rating downgrade could impact the terms of and our ability to obtain additional new financing. Additionally, changes in the regulatory environment or restriction on or prohibition of our gaming or racing operations, whether arising out of legislation or litigation, could have a material adverse effect on our liquidity

OUTSTANDING OPTIONS.    As of March 31, 2003, there were outstanding options to purchase 1,487,300 shares of the Company’s common stock. If all such options and warrants were exercised, the Company would receive proceeds of approximately $5.5 million. We utilize the treasury stock method in determining the dilutive effect of outstanding options and warrants. Our policy is as follows: Our basic earnings per share (EPS) is computed as net income available to common shareholders divided by the weighed average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

SUBSEQUENT EVENTS

On May 5, 2003, the Company and Scioto Downs, Inc. entered into a Management Agreement pursuant to which Scioto engaged the Company as the exclusive manager, subject to certain limitations and terms set forth in the Management Agreement, of the racing business, simulcast business, food service business, any future gaming business and all other businesses of Scioto presently conducted or which may be conducted in the future at or with respect to Scioto’s facilities (the “Managed Businesses”).  MTR’s term as the manager under the Management Agreement is for a 5-year period (subject to certain early termination provisions) commencing on the later of May 5, 2003, or the date on which the Management Agreement is approved by the Ohio Racing Commission (if such an approval is required).  MTR has been advised that the approval of the Management Agreement by the Ohio Racing Commission is not required and accordingly MTR has begun to manage Scioto’s business under the terms of the Management Agreement.  During the term of the Management Agreement, Scioto will pay MTR a management fee consisting of (a) 3% of all the revenues derived from the Managed Businesses, and (b) 8% of the EBITDA derived from the Managed Businesses.  Provided there is no default by Scioto under the terms of the Management Agreement, MTR’s fees will accrue and will not be payable until May 5, 2004.  Under the terms of the Management Agreement, MTR also agreed to lend Scioto amounts as may be advanced by MTR from time to time up to a principal maximum amount not to exceed $1,000,000 subject to certain conditions including but not limited to Scioto’s obtaining certain approvals as set forth in the applicable Loan Agreement executed by MTR and Scioto.

On May 13, 2003, pursuant to the 2002 Employee Stock Incentive Plan, the Company granted to twenty-four employees non-qualified options to purchase a total of 205,000 shares of the Company’s common stock for $8.00 per share, the market price on the date of grant as quoted on the Nasdaq Stock Market.  The options vest over three years and have a term of ten years.  Also on May 13, 2003, pursuant to various employment agreements, the Company granted non-qualified options to purchase a total of 125,000 shares of the Company’s common stock for $8.00 per share.  These options vest immediately and have terms of five years (with respect to 100,000) and ten years (for the remaining 25,000).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily from our variable rate long-term debt arrangements.  Under the Company’s current policies, the Company has used interest rate derivative instruments to manage exposure to interest rate changes for a portion of its debt arrangements.  However, with the issuance of the fixed rate long-term senior notes and repayment of the balance outstanding under the Second Amended and Restated Credit Agreement in March 2003, the Company’s exposure to interest rate changes will be limited to amounts which may be outstanding under the $50 million Third Amended and Restated Credit Agreement (See Liquidity and Sources of Capital).  The existing interest rate derivative expires on December 31, 2003.

Depending upon the amounts outstanding under the Third Amended and Restated Credit Agreement and without consideration of interest rate derivatives designated as hedges if any, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $500,0000.

ITEM 4. CONTROLS AND PROCEDURES

(a)          Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-Q Quarterly Report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

(b)         Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.  As a result, no corrective actions were taken.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2002, affiliates of Magna Entertainment Corp. and Penn National Gaming, Inc. filed appeals in the Pennsylvania Commonwealth Court challenging the September 26, 2002 unanimous decision of the Pennsylvania State Horse Racing Commission to grant our wholly owned subsidiary, Presque Isle Downs, Inc., a license to conduct thoroughbred horse racing and parimutuel wagering in Erie, Pennsylvania. We believe that the Pennsylvania State Horse Racing Commission acted in accordance with all applicable laws, regulations and procedures and that the appeal is without merit. We have intervened in the appeal. The Commonwealth Court granted our motion to expedite consideration of the appeal and heard oral argument on May 7, 2003.

On February 3, 2003, Mountaineer was served with a complaint filed by the Mountaineer Park Horsemen’s Benevolent and Protective Association (“HBPA”) purportedly pursuant to the Federal Interstate Horse Racing Act. The suit alleged that a December 29, 2000 letter agreement between the HBPA and Mountaineer with respect to the terms and conditions of simulcasting became null and void as of February 1, 2003, because the parties did not agree, in the context of the simulcasting agreement, to increase the number of live racing days at Mountaineer from not fewer than a statutorily mandated minimum of 210 to not fewer than 250 days requested by the HBPA. The suit was filed in the U.S. District Court for the Northern District of West Virginia, case number 5:03-CV-14, and sought a preliminary and permanent injunction prohibiting Mountaineer from engaging in interstate off-track wagering until it reaches agreement with the HBPA. Mountaineer opposed the request for a preliminary injunction and filed a motion to dismiss, or in the alternative, for summary judgment, on the grounds that a separate contract between the parties executed on the same date and in effect through December 31, 2003 with respect to live racing made plain the HBPA’s agreement that Mountaineer “shall each year request a license from the West Virginia Racing Commission to conduct racing for not less than the minimum number of days [210] required by state law.”  On March 6, 2003, the Court denied the HBPA’s request for a preliminary injunction and found specifically that the simulcasting agreement remains in full force and effect and that our continued simulcasting at Mountaineer does not violate the Federal Interstate Horse Racing Act.  Subsequently, the HBPA agreed to dismiss the case, and on April 18, 2003, the Court entered an order of dismissal.

The Company is also party to various lawsuits, which have arisen in the normal course of its business.  The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on the Company’s financial condition or financial results.

ITEM 2. CHANGES IN SECURITIES

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NO.	ITEM TITLE
3.1	Restated Certificate of Incorporation for Winner’s Entertainment, Inc. dated August 17, 1993 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1993)

3.2	Amended By Laws (incorporated by reference to the Company’s report on Form 8-K filed February 20, 1998)

3.3

Certificate of Amendment of Restated Certificate of Incorporation of Winner’s Entertainment, Inc. dated October 10, 1996 (incorporated by reference to the Company’s report on Form 8-K filed November 1, 1996)

4.1	Excerpt from Common Stock Certificates (incorporated by reference to the Company’s report on Form 10-K filed March 30, 2001)

4.2

Indenture dated March 25, 2003 entered into by the Company, the Guarantors (as defined in the Indenture) and Wells Fargo Bank Minnesota, National Association, as Trustee [exhibits and annexes omitted] (incorporated by reference to the Company’s report on Form 10-K filed March 31, 2003)

10.1

Amendment No. 1, dated as of February 24, 2003, to the Agreement and Plan of Merger entered into as of December 23, 2003 by and among the Company, Racing Acquisition, Inc. and Scioto Downs, Inc. (incorporated by reference to the Company’s report on Form 8-K filed March 5, 2003)

10.2

Registration Rights Agreement dated March 25, 2003 by and among the Company, certain of its subsidiaries, Jefferies & Company, Inc., and Wells Fargo Securities, LLC (incorporated by reference to the Company’s report on Form 10-K filed March 31, 2003)

10.3

Third Amended and Restated Credit Agreement dated March 28, 2003 among the Company, Mountaineer Park, Inc., Presque Isle Downs, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc., and Racing Acquisition, Inc., as Borrowers, and Wells Fargo Bank, N.A., National City Bank of Pennsylvania, and Branch Banking and Trust Company, as Lenders (filed herewith)

10.4	Revolving Credit Note dated March 28, 2003 in the amount of $50,000,000 made in favor of Wells Fargo Bank, N.A., as Agent Bank (filed herewith)

10.5	Security Agreement dated March 28, 2003 entered by the Company in favor of Wells Fargo Bank, N.A. as Agent Bank (filed herewith)

10.6

Credit Line Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents dated March 28, 2003 made by Mountaineer Park, Inc. in favor of Wells Fargo Bank as Agent Bank (filed herewith)

10.7

Amendment No.2, dated as of May 5, 2003, to the Agreement and Plan of Merger entered into as of December 23, 2003 by and among the Company, Racing Acquisition, Inc. and Scioto Downs, Inc. (incorporated by reference to the Company’s report on Form 8-K filed May 7, 2003)

10.8	Management Agreement dated as of May 5, 2003, by and between the Company and Scioto Downs, Inc. (incorporated by reference to the Company’s report on Form 8-K filed May 7, 2003)

99.1	Certification of Edson R. Arneault pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the three months ended March 31, 2002 and thereafter.

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

On March 21, 2003, the Company filed a current report on Form 8-K under Item 9 thereof providing disclosure under Regulation FD of audited financial statements and management’s discussion and analysis of financial condition and results of operations to be included in the Company’s offering of senior notes.

On May 7, 2003, the Company filed a current report on Form 8-K under Items 5 and 9 thereof (i) reporting that it had entered an Amendment No. 2 to its Merger Agreement with Scioto Downs, Inc. and a Management Agreement; and (ii) furnishing information provided under “Item 12.  Results of Operations and Financial Condition” in accordance with SEC Releases Nos. 33-8216 and 34-47583.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1933, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 15, 2003	MTR GAMING GROUP, INC.

	By:	/s/ EDSON R. ARNEAULT
Edson R. Arneault
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

	By:	/s/ JOHN W. BITTNER, JR.
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

4.                                      The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the ‘‘Evaluation Date’’); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                      The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                      The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ EDSON R. ARNEAULT

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

4.                                      The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the ‘‘Evaluation Date’’); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                      The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                      The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ JOHN W. BITTNER, JR.

John W. Bittner, Jr.
Chief Financial Officer

EXHIBIT INDEX

(a) Exhibits

EXHIBIT NO.	ITEM TITLE
3.1	Restated Certificate of Incorporation for Winner’s Entertainment, Inc. dated August 17, 1993 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1993)

3.2	Amended By Laws (incorporated by reference to the Company’s report on Form 8-K filed February 20, 1998)

3.3

Certificate of Amendment of Restated Certificate of Incorporation of Winner’s Entertainment, Inc. dated October 10, 1996 (incorporated by reference to the Company’s report on Form 8-K filed November 1, 1996)

4.1	Excerpt from Common Stock Certificates (incorporated by reference to the Company’s report on Form 10-K filed March 30, 2001)

4.2

Indenture dated March 25, 2003 entered into by the Company, the Guarantors (as defined in the Indenture) and Wells Fargo Bank Minnesota, National Association, as Trustee [exhibits and annexes omitted] (incorporated by reference to the Company’s report on Form 10-K filed March 31, 2003)

10.1

Amendment No. 1, dated as of February 24, 2003, to the Agreement and Plan of Merger entered into as of December 23, 2003 by and among the Company, Racing Acquisition, Inc. and Scioto Downs, Inc. (incorporated by reference to the Company’s report on Form 8-K filed March 5, 2003)

10.2

Registration Rights Agreement dated March 25, 2003 by and among the Company, certain of its subsidiaries, Jefferies & Company, Inc., and Wells Fargo Securities, LLC (incorporated by reference to the Company’s report on Form 10-K filed March 31, 2003)

10.3

Third Amended and Restated Credit Agreement dated March 28, 2003 among the Company, Mountaineer Park, Inc., Presque Isle Downs, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc., and Racing Acquisition, Inc., as Borrowers, and Wells Fargo Bank, N.A., National City Bank of Pennsylvania, and Branch Banking and Trust Company, as Lenders (filed herewith)

10.4	Revolving Credit Note dated March 28, 2003 in the amount of $50,000,000 made in favor of Wells Fargo Bank, N.A., as Agent Bank (filed herewith)

10.5	Security Agreement dated March 28, 2003 entered by the Company in favor of Wells Fargo Bank, N.A. as Agent Bank (filed herewith)

10.6

Credit Line Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents dated March 28, 2003 made by Mountaineer Park, Inc. in favor of Wells Fargo Bank as Agent Bank (filed herewith)

10.7

Amendment No.2, dated as of May 5, 2003, to the Agreement and Plan of Merger entered into as of December 23, 2003 by and among the Company, Racing Acquisition, Inc. and Scioto Downs, Inc. (incorporated by reference to the Company’s report on Form 8-K filed May 7, 2003)

10.8	Management Agreement dated as of May 5, 2003, by and between the Company and Scioto Downs, Inc. (incorporated by reference to the Company’s report on Form 8-K filed May 7, 2003)

99.1	Certification of Edson R. Arneault pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)