Form 10-Q
period 2003-06-30
MTR GAMING GROUP INC
filed 2003-08-14
CIK 834162

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 0-20508

MTR GAMING GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	84-1103135 (IRS Employer Identification Number)
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

COMMON STOCK, $.00001 PAR VALUE
Class

27,798,935
Outstanding at August 11, 2003

MTR GAMING GROUP, INC.
INDEX FOR FORM 10-Q

ii

PART 1
FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS
MTR GAMING GROUP, INC.
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(unaudited)

	JUNE 30 2003	DECEMBER 31 2002
ASSETS
Current assets:
Cash and cash equivalents	$44,433,000	$14,398,000
Restricted cash	818,000	860,000
Accounts receivable net of allowance for doubtful accounts of $152,000 and $98,000 in 2003 and 2002, respectively	5,237,000	4,522,000
Accounts receivable — Lottery Commission	2,793,000	—
Inventories	2,613,000	2,414,000
Deferred financing costs	1,784,000	902,000
Prepaid taxes	—	4,360,000
Deferred income taxes	823,000	823,000
Other current assets	3,893,000	1,531,000

Total current assets	62,394,000	29,810,000
Property:
Land	9,995,000	12,087,000
Building	134,102,000	137,422,000
Equipment and automobiles	62,656,000	59,929,000
Furniture and fixtures	14,726,000	17,870,000
Construction in progress	2,627,000	248,000

	224,106,000	227,556,000
Less accumulated depreciation	(46,224,000)	(46,981,000)

	177,882,000	180,575,000
Other assets:
Goodwill	1,492,000	1,492,000
Note receivable	2,163,000	—
Deferred income taxes	2,213,000	2,213,000
Deferred financing costs, net of current portion	6,210,000	1,452,000
Deposits and other	10,016,000	6,375,000

	22,094,000	11,532,000

	$262,370,000	$221,917,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,843,000	$5,259,000
West Virginia Lottery Commission payable	999,000	1,576,000
Accrued payroll and payroll taxes	2,048,000	2,542,000
Accrued tax liability	1,125,000	—
Accrued liabilities	3,583,000	2,847,000
Accrued interest	3,435,000	244,000
Current portion of capital leases	5,789,000	6,532,000
Current portion of long-term debt	769,000	162,000

Total current liabilities	22,591,000	19,162,000
Long-term debt, less current portion	130,853,000	96,429,000
Capital lease obligations, net of current portion	4,264,000	6,945,000
Long-term deferred compensation	2,148,000	915,000
Deferred income taxes	7,977,000	7,977,000

Total liabilities	167,833,000	131,428,000
Shareholders' equity:
Common Stock	—	—
Paid in capital	55,644,000	53,236,000
Retained earnings	38,893,000	37,253,000

Total shareholders' equity	94,537,000	90,489,000

	$262,370,000	$221,917,000

MTR GAMING GROUP, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2003	2002	2003	2002
Revenues:
Gaming	$65,167,000	$58,031,000	$121,507,000	$111,179,000
Parimutuel commissions	2,686,000	2,597,000	4,432,000	4,509,000
Food, beverage and lodging	5,839,000	4,725,000	10,421,000	8,169,000
Other	1,815,000	1,775,000	2,749,000	2,674,000

Total revenues	75,507,000	67,128,000	139,109,000	126,531,000
Less promotional allowances	(1,190,000)	(1,351,000)	(2,345,000)	(2,747,000)

Net revenues	74,317,000	65,777,000	136,764,000	123,784,000
Costs of revenue:
Cost of gaming	41,874,000	36,490,000	75,795,000	68,166,000
Cost of parimutuel commissions	1,939,000	2,015,000	3,526,000	3,687,000
Cost of food, beverage and lodging	4,204,000	4,310,000	7,922,000	7,575,000
Cost of other revenues	1,910,000	2,189,000	3,262,000	3,330,000

Total cost of revenues	49,927,000	45,004,000	90,505,000	82,758,000

Gross Profit	24,390,000	20,773,000	46,259,000	41,026,000
Selling, general and administrative expenses:
Marketing and promotions	2,066,000	2,305,000	3,670,000	3,912,000
General and administrative	9,541,000	8,172,000	18,933,000	15,257,000
Depreciation and amortization	4,406,000	3,409,000	8,594,000	6,387,000

Total selling, general and administrative expenses	16,013,000	13,886,000	31,197,000	25,556,000

Operating income	8,377,000	6,887,000	15,062,000	15,470,000
Other income (expense):
Gain on sale of property	461,000	—	443,000	—
Interest income	108,000	50,000	137,000	118,000
Interest expense	(3,418,000)	(950,000)	(4,889,000)	(1,820,000)

Income before provision for income taxes	5,528,000	5,987,000	10,753,000	13,768,000
Provision for income taxes	1,992,000	2,096,000	3,891,000	4,819,000

Net income	$3,536,000	$3,891,000	$6,862,000	$8,949,000

Net income per share (basic)	$0.13	$0.14	$0.25	$0.33

Net income per share (assuming dilution)	$0.12	$0.13	$0.24	$0.31

Weighted average number of shares outstanding:
Basic	27,919,903	27,059,881	27,814,503	27,004,197

Diluted	28,436,680	29,091,562	28,606,254	29,059,028

MTR GAMING GROUP, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	SIX MONTHS ENDED JUNE 30
	2003	2002
Cash flows from operating activities:
Net income	$6,862,000	$8,949,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,594,000	6,387,000
Deferred compensation	511,000	219,000
Gain on sale of property	(443,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,508,000)	(2,750,000)
Prepaid taxes	4,360,000	1,218,000
Other current assets	(2,561,000)	(712,000)
Accounts payable and accrued liabilities	2,900,000	2,418,000

Net cash provided by operating activities	16,715,000	15,729,000
Cash flows from investing activities:
Restricted cash	42,000	—
Deposits and other	(3,710,000)	(2,710,000)
Proceeds from sale of property	826,000	—
Capital expenditures	(7,755,000)	(31,636,000)

Net cash used in investing activities	(10,597,000)	(34,346,000)
Cash flows from financing activities:
Shareholder receivable	—	4,065,000
Stock repurchase program	(3,830,000)	—
Proceeds from exercise of stock options	2,403,000	1,618,000
Financing cost paid	(6,263,000)	(580,000)
Proceeds of senior notes offering/Loan proceeds	128,448,000	18,376,000
Principal payments on long term-debt and capital leases	(96,841,000)	(3,211,000)

Cash provided by financing activities	23,917,000	20,268,000

Net increase in cash	30,035,000	1,651,000
Cash, Beginning of Period	14,398,000	10,914,000

Cash, End of Period	$44,433,000	$12,565,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,672,000	$2,160,000

Income taxes	$1,000,000	$1,500,000

MTR GAMING GROUP, INC

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

        The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2—GAMING OPERATIONS

        On April 21, 2001, the West Virginia Legislature passed HB 102, which was signed into law and became effective on that date. The law, which among other things, established a new distribution scheme for the portion of each racetrack's net win in excess of that racetrack's net win for the twelve months ending June 30, 2001. After deducting the State Lottery Commission's 4% administrative fee (for which the Commission will no longer have to account to the tracks to the extent unused) this "Excess Net Terminal Income"—as it is referred to in the law—will be subject to a 10% surcharge. Further, after deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the racetracks will receive 42% (as opposed to 47%) of the remaining net win. The Company exceeded the Excess Net Terminal Income threshold during the latter part of March 2003 and all of the second quarter 2003, and as a result incurred additional statutory payments (net) of approximately $520,000 and $3,569,000 during the three months and six months ended June 30, 2003, respectively. For Mountaineer, the threshold is $160 million. The Company exceeded the Excess Net Terminal Income threshold during April through June 2002 and incurred additional statutory payments of $1.9 million. The Bill also created a capital reinvestment fund to which the State will contribute 42% of the surcharge applicable to each track. Generally, for each dollar a racetrack expends on eligible capital improvements for the racetrack and adjacent property, the racetrack will receive a dollar from the capital reinvestment fund. Depending upon the amount of a project, any amount expended in excess of the balance in the capital reinvestment fund may be carried forward three subsequent years. The Company recognizes amounts due from the capital reinvestment fund as qualifying capital expenditures are incurred and amounts are available in the capital reinvestment fund. The Company's qualifying capital expenditures exceeded amounts contributed to the capital reinvestment fund at June 30, 2003 by approximately $37 million. Accordingly, the Company recognized a receivable of $2,793,000 representing its share of the capital reinvestment for the six months ended June 30, 2003.

        On March 25, 2003 the West Virginia Lottery Commission approved the addition of 500 slot machines at Mountaineer Park. Approximately 200 of the additional machines have been installed and it is anticipated the additional 300 authorized machines will be installed as patron demand dictates.

NOTE 3—RACETRACK OPERATIONS

        In September 2002 (formal order entered November 19, 2002), the Company's wholly owned subsidiary, Presque Isle Down, Inc., was granted a license by the Pennsylvania State Horse Racing Commission to conduct thoroughbred horse racing and parimutuel wagering in Erie, Pa. The Company plans to build a state-of the-art horse racing facility with dirt and turf racing that will also offer concerts, entertainment and fine food and casual dining. In December 2002, affiliates of Magna

Entertainment Corp. (Magna) and Penn National Gaming Inc. (Penn National) filed appeals in the Pennsylvania Commonwealth Court challenging the grant of the license. On June 19, 2003, pursuant to a settlement agreement with the Company, Magna filed a motion to dismiss its appeal with prejudice, indicating that it was waiving the claims raised in the appeal. On June 25, 2003, the Company reached an agreement in principle (and subsequently reduced to writing) with Penn National pursuant to which Penn National agreed to withdraw its appeal in consideration for the Company's agreement to purchase Penn National's off track wagering facility in Erie for $7 million upon MTR's commencement of parimutuel wagering in Erie and to offer comparable employment to Penn National's employees at the Erie facility. On June 26, 2003, the Court issued its Opinion and Order in which it denied Penn National's petition for review, finding that the Racing Commission had not committed an error of law in granting the license. However, notwithstanding Magna's motion to withdraw its appeal, the Court granted Magna's petition, holding that Magna had timely requested and should have received a formal hearing to be conducted in accordance with Pennsylvania's Administrative Agency Law. The Court therefore vacated the Racing Commission's November 19, 2002 Order, with regard to Magna, and remanded the case to the Racing Commission for a formal hearing. See Note 8—"Subsequent Events."

NOTE 4—EQUITY TRANSACTIONS

        During the three months ended June 30, 2003, holders of previously issued options to purchase the Company's common stock exercised options to purchase a total of 9,300 shares of the Company's common stock at prices ranging from $2.00 to $2.50 per share by delivery of cash proceeds of $21,350. During the three months ended June 30, 2002, option holders exercised options to purchase 118,000 shares of the Company's common stock at prices ranging from $2.00 to $7.30 per share by delivery of cash proceeds totaling $682,800.

        During the three months ended June 30, 2003 the Company repurchased and retired 377,700 shares of its common stock in the open market for $2,678,389.

        On May 13, 2003, pursuant to the 2002 Employee Stock Incentive Plan, the Company granted to twenty-four employees non-qualified options to purchase a total of 205,000 shares of the Company's common stock for $8.00 per share, the market price on the date of grant as quoted on the Nasdaq Stock Market. The options vest over three years and have a term of ten years. The 2002 Plan is a broadly based plan as defined by Nasdaq Marketplace Rules (i.e., one in which officers and directors of the Company receive fewer than half of the total number of options granted). Also on May 13, 2003, pursuant to the various employment agreements, the Company granted non-qualified options to purchase a total of 125,000 shares of the Company's common stock for $8.00 per share. These options vest immediately and have terms of five years (with respect to 100,000) and ten years (for the remaining 25,000).

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," (Statement No. 123) to employee stock-based awards.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Income, as reported	$3,536,000	$3,891,000	$6,862,000	$8,949,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,000)	(134,000)	(464,000)	(135,000)

Pro Forma net income	$3,535,000	$3,757,000	$6,398,000	$8,814,000

Earnings per share:
Basic, as reported	$0.13	$0.14	$0.25	$0.33
Basic, pro forma	$0.13	$0.14	$0.23	$0.33
Diluted, as reported	$0.12	$0.13	$0.24	$0.31
Diluted, pro forma	$0.12	$0.13	$0.22	$0.30

NOTE 5—SALE OF PROPERTY

        On March 11, 2003 the Company completed the sale of its hotel/casino property in Reno, Nevada. The terms of the sale included $787,500 cash at closing (exclusive of closing costs) and a seven-year promissory note of $2,162,500, secured by a first mortgage on the property and a guarantee by the purchaser's principals. The purchasers are not affiliated with the Company. The sale after consideration of closing costs resulted in a loss of approximately $18,000. The loss on the sale of the Reno Property is included in "gain on sale of property" on the Condensed and Consolidated Statements of Operations included in this report, which also includes a gain of $461,000 from the sale of land at Mountaineer Park.

NOTE 6—INCOME TAXES

        The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 (Statement 109), "Accounting for Income Taxes". Under Statement 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income tax reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. There is no valuation allowance at June 30, 2003 and 2002. The Company and its subsidiaries file a consolidated federal income tax return.

NOTE 7—LONG-TERM DEBT AND CAPITAL LEASES

        On March 25, 2003 the Company consummated the private sale of $130 million of 9.75% senior unsecured notes. The net proceeds after discounts, fees and expenses of the offering were approximately $123.9 million, of which $93.4 million was used to repay all amounts outstanding and due under the Second Amended and Restated Credit Agreement. The remaining proceeds are available for general corporate purposes. The senior unsecured notes mature on April 1, 2010. On or prior to Apri1, 2006 the Company may redeem up to 35% of the aggregate principal amount of the senior unsecured notes, plus accrued and unpaid interest, with the net cash proceeds of certain public offerings of the Company's stock. On or after April 1, 2007, the Company may redeem all or a portion of the senior unsecured notes at a premium that will decrease over time as set forth in the agreement, plus accrued and unpaid interest.

        On March 28, 2003, the Company entered into the Third Amended and Restated Revolving Credit Agreement in the amount of $50 million with Wells Fargo Bank. Under the Third Amended and Restated Credit Agreement, up to $3.0 million will be available for use in connection with letters of credit, and up to $10.0 million in short term funds will be available for use under a "swing line" facility on same day notice to lenders. Obligations under the Third Amended and Restated Credit Agreement are guaranteed by each of the Company's operating subsidiaries. The borrowings under the Third Amended and Restated Credit Agreement and the subsidiary guarantees are secured by substantially all of the assets the Company and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees. In general, borrowings under the Third Amended and Restated Credit Agreement will bear interest based, at the Company's option, on either the agent bank's base rate or LIBOR, in each case plus a margin. The applicable margin will be based on the leverage ratio at the time and will range form 75 to 275 basis points for base rate loans and 200 to 400 basis points for LIBOR loans. Loans under the Third Amended and Restated Credit Agreement mature in 2008, five years after the date of execution of the Credit Agreement. The Credit Agreement contains financial covenants that require the Company to satisfy, on a consolidated basis, specified quarterly financial tests.

NOTE 8—SUBSEQUENT EVENTS

        On July 17, 2003, the Pennsylvania State Horse Racing Commission unanimously reinstated Presque Isle Downs' license to build a thoroughbred racetrack and conduct pari-mutuel wagering in Erie. On August 1, 2003, Pittsburgh Palisades Park, LLC filed a challenge of the July 17 reinstatement in the Commonwealth Court of Pennsylvania. The Company continues to believe that the Racing Commission acted in accordance with all applicable laws, regulations and procedures and that the appeal is without merit. The Company intends to intervene in the appeal and assist the Racing Commission in any way it can. The Company plans to break ground for construction as soon as practicable after the Racing Commission's order reinstating our license becomes final and non-appealable.

        On July 29, 2003, Keystone Downs, LLC (Keystone Downs) an entity in which the Company will own no more than 50% and intends to manage through a management agreement, filed an application to build a new thoroughbred racetrack with parimutuel wagering in Allegheny County, Pennsylvania, northeast of Pittsburgh. Keystone Downs is one of several applicants for the remaining licenses in Pennsylvania and the licensing process is expected to he highly competitive. Accordingly, there can be no assurance that Keystone Downs will receive a license, that it will be able to execute its plans, or that it will be profitable. If Keystone Downs is successful in obtaining a license, the required investment by the Company will be dependent upon several factors including the number of other investors participating in the project and their respective ownership interest; provisions of legislation if passed in Pennsylvania relative to legalizing slot machines (including applicable license fees); construction cost which will depend on the final architectural design and amenities to be included; and the availability and terms of project financing.

        On July 31, 2003 the Company consummated its acquisition of Scioto Downs, Inc., which owns and operates a harness horse racing facility with parimutuel wagering in Columbus, Ohio. The Company agreed to pay $32.00 per share, in cash, for the 595,767 outstanding shares of Scioto Downs' common stock. Each Scioto Downs shareholder may elect to receive, instead of the $32.00 per share amount, an amount per share equal to $17.00 plus ten annual contingent earnout payments (commencing the first calendar year in which Scioto Downs is permitted to conduct new forms of gaming) based upon 10% of the growth of Scioto Downs' EBITDA compared to the average of Scioto Downs' EBITDA for the three years ended October 31, 2002. Management estimates that these payments would aggregate approximately $19.1 million, assuming all shareholders elected to receive cash, and would be initially less if some shareholders elected to receive earnout payments. The Company has deposited $19.1 million into an escrow account pending the payment election of Scioto Downs' shareholders, which the Company must receive by September 5, 2003.

        As of July 31, 2003 the (unaudited) book value of Scioto Downs' assets and liabilities consisted of the following:

Current Assets	$1,789,000
Property and equipment (net)	4,805,000
Other assets	771,000
Current Liabilities	3,039,000
Long-term debt	4,244,000
Other liabilities	656,000

        The purchase price will be allocated to the fair value of assets and liabilities based upon their respective fair values. It is anticipated that a significant portion of the purchase price will be allocated to racing licenses and other intangible assets.

NOTE 9—RECENTLY ISSUED ACCOUNTING STANDARDS

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51", (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied at the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities for which consolidation under FIN 46 is appropriate.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

        This document includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, will, likely continue and similar terms and phrases, and include all discussions of our plans for the design, development, construction and operation of proposed racetracks and our plans for acquisition of properties and operations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to a number of risks and uncertainties that could cause the statements made to be incorrect and/or for actual results to differ materially. Those risks and uncertainties include but are not limited to weather conditions or road conditions limiting access to the Company's properties and the cyclical and seasonal nature of the Company's business, adverse changes in West Virginia video lottery laws or the rates of taxation of video lottery operations, legalization of new forms of gaming in the Company's target markets, which would lead to increased competition, other significant competition, general economic conditions affecting the resort business, dependence upon key personnel, changes in the number of diluted shares, leverage and debt service, expiration or non-renewal of gaming licenses, costs associated with maintenance and expansion of Mountaineer Park's infrastructure to meet the demands attending increased patronage, cost and risks attending construction, expansion of operations, continued dependence on Mountaineer for the vast majority of our revenues, disruption in developing and integrating our Ohio operations and our planned Pennsylvania operations, as well as other facilities we may expand and/or acquire, extensive regulation by gaming and racing authorities, environmental laws and potential exposure to environmental liabilities, limited public market and liquidity, shares eligible for future sale, impact of anti-takeover measures, and other risks detailed from time to time in our Securities and Exchange Commission filings and press releases. The Company does not intend to update publicly any forward-looking statements, except as may be required by law.

RESULTS OF OPERATIONS

        The Company, through wholly owned subsidiaries, owns and operates the Mountaineer Racetrack and Gaming Resort ("Mountaineer Park") in Chester, West Virginia, the Ramada Inn and Speedway Casino in North Las Vegas, Nevada (the "Speedway Property"), and until it was sold on March 11, 2003, the Ramada Inn in Reno, Nevada (the "Reno Property" or, collectively with the Speedway Property, the "Nevada Properties"). The Company has obtained a license to build a thoroughbred racetrack and operate parimutuel wagering in Erie, Pennsylvania, which we intend to build, subject to favorable resolution of a legal challenge to the grant of the license and various land acquisition and development risks. On July 31, 2003 the Company consummated its acquisition of all of the issued and outstanding stock of Scioto Downs, Inc., which owns and operates a harness horse racing track with parimutuel wagering in Columbus, Ohio. Scioto Downs' operating results will be included in consolidated operating results in periods subsequent to July 31, 2003.

        The Company anticipates that Mountaineer Park, particularly through its gaming operations, will continue to be the dominant factor in the Company's financial position, operating results and cash flows. Increases in the number of slot machines and periodic legislative enhancements that have permitted more popular types of games, higher wagering limits, as well as the investment in infrastructure and amenities, allow Mountaineer to provide patrons a high quality, diverse gaming and entertainment experience in a resort atmosphere. The Company anticipates that operating results for the Speedway Property may be impacted by increased competition in the area. Additional marketing and promotional efforts may be required in order to maintain revenue levels. In March of 2003, the Company sold the Reno Property, which had an operating loss of $320,000 in 2003 compared to an operating loss of $1,058,000 during the six months ended June 30, 2002

        Unless stated otherwise, references to total revenues, revenues and gross profit (loss) are before deducting promotional allowances.

THREE MONTHS ENDED JUNE 30, 2003,
COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

OPERATING REVENUES AND COSTS

        The Company earned revenues for the respective three-month periods in 2003 and 2002 as shown below:

	THREE MONTHS ENDED JUNE 30
	2003	2002
Operating Revenues:
Gaming	$65,167,000	$58,031,000
Parimutuel commissions	2,686,000	2,597,000
Food, beverage and lodging	5,839,000	4,725,000
Other	1,815,000	1,775,000

Total revenues	75,507,000	67,128,000
Less promotional allowances	(1,190,000)	(1,351,000)

Net Revenues	$74,317,000	$65,777,000

        For the second quarter of 2003, the Company's total revenues increased by $8.4 million, or 13% compared to the same period in 2002. Gaming operations at Mountaineer Park accounted for $7.1 million of the increase, having grown from $56.4 million to $63.5 million. Mountaineer Park's revenue from parimutuel commissions increased by $89,000 or 3% due to the growth of export simulcasting. Mountaineer achieved the increase despite holding five fewer live race meets than during the second quarter of 2002. Food, beverage and lodging revenues increased by $1,114,000 or 24% from $4.7 million in 2002 to $5.8 million in 2003. This increase is due principally to the increase in food, beverage and lodging revenue at Mountaineer Park from $3,890,000 in 2002 to $5,237,000 in 2003. The increase in food, beverage and lodging revenues at Mountaineer Park reflects the opening of the 258-room Grande Hotel in May 2002 and additional dining venues. Other revenue increased by $40,000 or 2%.

        The Speedway Property contributed $2.32 million in total revenue in the second quarter of 2003 compared to $2.29 million for the same period in 2002. The gaming revenue for the three months ended June 30, 2003 was $1.7 million, approximately the same amount as in the comparable period in 2002. The sources of remaining revenues for the second quarter of 2003 were $603,000 from food, beverage and lodging and $13,000 in other revenue compared to $585,000 and $15,000, respectively for the comparable period in 2002. Revenue growth for the Speedway Property was impacted during this quarter by a newly opened casino in the area. The decrease in total revenues from the Nevada Properties of $262,000 is attributed to the sale of the Reno Property in March 2003.

        Promotional allowances decreased by $161,000 or 12% due to modifications to Mountaineer Park's Frequent Player Program and monitoring of promotional programs.

        Directly related expenses increased by $4.9 million to $49.9 million in 2003 compared to $45.0 million in 2002. This increase in directly related expenses correlates with the $8.4 million increase in total revenues. Approximately $5.4 million of the increase in operating cost is attributable to the gaming operations, which includes applicable state taxes and fees. Parimutuel commissions direct cost decreased by $76,000 or 4% from 2002 due principally to the fewer race dates, while cost of food, beverage and lodging decreased by $106,000 or 2%. Although the cost of food, beverage and lodging increased by $94,000 at Mountaineer Park due to expanded operations, including opening of the 258-room Grande Hotel in May 2002, this increase was offset by a decline in cost of food, beverage and lodging at the Nevada Properties due to reduced operations at the Reno Property and the sale, which was completed in March 2003. The cost of other revenue decreased by $279,000 in 2003 to $1.9 million due principally to lower entertainment costs.

        Operating costs and gross profits earned from operations for the three-month periods ended June 30, 2003 and 2002 are as follows:

	THREE MONTHS ENDED JUNE 30
	2003	2002
Operating Costs:
Gaming operations	$41,874,000	$36,490,000
Pari-mutuel commissions	1,939,000	2,015,000
Food, beverage and lodging	4,204,000	4,310,000
Other revenues	1,910,000	2,189,000

Total Operating Costs	$49,927,000	$45,004,000

Gross profit (Loss):
Gaming operations	$23,293,000	$21,541,000
Parimutuel commissions	747,000	582,000
Food, beverage and lodging	1,635,000	415,000
Other revenues	(95,000)	(414,000)

Gross Profit (Before Promotional Allowances)	25,580,000	22,124,000
Less promotional allowances	(1,190,000)	(1,351,000)

Total Gross Profit	$24,390,000	$20,773,000

GAMING OPERATIONS

        Revenues from gaming operations increased by 12% or $7.2 million from $58.0 million in 2002 to $65.2 million in 2003. Management attributes the increase to the following factors: (1) increase in machine count at Mountaineer Park from an average of 2,456 during the second quarter of 2002 to an average of 3,114 during the same period in 2003; (2) opening of a new 10,000 square foot gaming room at Mountaineer Park on July 1, 2002 to accommodate 500 additional machines; (3) increase in patronage driven by new amenities as Mountaineer Park develops into a destination resort; (4) marketing and promotional campaigns; and (5) new game themes and equipment to meet changing patron preferences.

        A summary of gaming gross wagers less patron payouts ("net win") for the three months ended June 30, 2003 (with an average of 3,114 terminals) and 2002 (with an average of 2,456 terminals) for Mountaineer Park is as follows:

	THREE MONTHS ENDED JUNE 30
	2003	2002
Total gross wagers	$737,235,000	$551,150,000
Less patron payouts	(673,775,000)	(494,810,000)

Revenue—Gaming operations	$63,460,000	$56,340,000

Average daily net win per terminal	$224	$252

        For the three months ended June 30, 2003, the average net win per day for coin drop machines at Mountaineer Park was $233 and $181 for ticket terminals. For the same period average daily net win for the track-based gaming machines was $62 per machine (including $0 for non-racing days when those gaming rooms were closed) compared to $252 earned on the Lodge-based terminals for a facility-wide average $224 per machine per day. Because of the 27% increase in average number of gaming machines (that were installed to address peak demand times on weekends and holidays), management does not view the decrease in daily net-win-per-machine as a negative trend in slot revenue. To the contrary, management is encouraged by the increase in slot revenue.

        On March 25, 2003 the West Virginia Lottery Commission approved the addition of 500 slot machines at Mountaineer Park. During the second quarter of 2003, approximately 200 slot machines were added with the remaining machines to be installed as patron demand dictates.

        The Speedway Property had gaming revenues of $1.7 million and $1.8 million for the three months ended June 30, 2003 and 2002, respectively. Although increased competition in the area has impacted the revenue for the Speedway Property, the Speedway Property will continue to implement and evaluate marketing and promotional campaigns to maintain and increase its market share.

        Costs of gaming operations increased by $5.4 million, or 15%, to $41.9 million for the three months ended June 30, 2003. The increase corresponds with the 12% increase in revenue. Cost of gaming revenue in West Virginia increased by $5.4 million or 15% to $41.0 million for the second quarter 2003. This also corresponds to the 13% gaming revenue increase for this property and reflects an increase of $5,089,000 in statutory payments, or increased gaming taxes, including approximately $3,048,000 (net of Mountaineer Park's share of capital reinvestment funds) which is the result of exceeding the revenue threshold as discussed below. The increased activity and customer service requirements associated with opening additional gaming space caused an increase in personnel and supplies costs. As a result, wages and benefits as well as certain supplies expenses increased for the quarter ending June 30, 2003 by $172,000. For the quarter ending June 30, 2003, the Speedway Property incurred $862,000 in costs associated with gaming, which is a 1% increase over the same period in 2002. Gaming operations were discontinued at the Reno Property in July 2001, and accordingly costs associated with gaming decreased to $0 for the quarter ending June 30, 2003 from $17,000 for the same period in 2002.

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

        In April 2001, West Virginia amended its video lottery statute. The bill, among other things, established a new distribution scheme for the portion of each racetrack's net win in excess of that racetrack's net win for the twelve months ending June 30, 2001 (referred to in the amendment as "Excess Net Terminal Income"). After deducting the administrative fee, the Excess Net Terminal Income will be subject to a 10% surcharge. The remaining amount of the excess net terminal income will be distributed as follows:

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

        After deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the racetracks will receive 42% (as opposed to 47%) of the remaining net win. The reduction in the net win percentage (or conversely the increase in statutory payments) is reflected by the Company as a cost of gaming for the period during which the Company generates Excess Net Terminal Income. For Mountaineer Park, the threshold for Excess Net Terminal Income is fixed at approximately $160 million, which, based upon the State's June 30 fiscal year end, the Company exceeded in late March 2003. The Company was therefore subject to the increased statutory payments during all of the second quarter 2003.

        The amended Lottery Act also creates a separate capital reinvestment fund for each racetrack to which the State will contribute 42% of the surcharge attributable to each racetrack. Generally, for each dollar a racetrack expends on eligible capital improvements for the racetrack and adjacent property, the track will receive a dollar from the capital reinvestment fund. Depending upon the amount of a project, any amount expected in excess of the balance in capital reinvestment fund may be carried forward three subsequent years. The company will recognize amounts due from the capital reinvestment fund ($2,561,000 for the three months ended June 30, 2003) to the extent qualifying expenditures have been incurred and amounts are available in the capital reinvestment fund.

        Taxes and assessments paid to all of these funds are included in "Costs of Gaming" in the Condensed and Consolidated Statements of Operations. Statutory costs and assessments, excluding the State Administrative Fee and the Company's share of the capital reinvestment fund, for the respective three-month periods are as follows:

	THREE MONTHS ENDED JUNE 30
	2003	2002
Employee Pension Fund	$274,000	$252,000
Horsemen's Purse Fund	5,213,000	5,770,000

Subtotal	5,487,000	6,022,000
State of West Virginia	28,690,000	24,695,000
Tourism Promotion Fund	1,646,000	1,510,000
Hancock County	1,097,000	1,007,000
Racing Commission	549,000	165,000
Misc. State Projects	549,000	503,000

	$38,018,000	$33,902,000

PARIMUTUEL COMMISSIONS

        Mountaineer Park's parimutuel commissions for the three months ended June 30, 2003 and 2002 are summarized below:

	THREE MONTHS ENDED JUNE 30
	2003	2002
Simulcast racing parimutuel handle (import)	$6,289,000	$6,355,000
Live racing parimutuel handle	4,629,000	4,808,000
Less patrons' winning tickets	(8,659,000)	(8,803,000)

	2,259,000	2,360,000
Revenues — export simulcast	2,762,000	2,267,000

	5,021,000	4,627,000
Less:
State and county parimutuel tax	(125,000)	(136,000)
Purses and Horsemen's Association	(2,210,000)	(1,894,000)

Revenues — parimutuel commissions	$2,686,000	$2,597,000

        Total revenues for parimutuel commissions for the three months ending June 30, 2003 increased by $89,000, or 3%, compared to the same period in 2002. This increase can be attributed principally to the success of our export simulcasting, offset in part by a decline in the number of live racing meets and related live and import simulcast revenue. The increase in export simulcasting is attributed to the growth in the number of sites receiving our signal to 621. The increased Purse and Horsemen's Association amounts is attributable mainly to the increase in export simulcasting revenues. Average daily export simulcasting handle rose 36% to $1.5 million due to our continuing efforts to add outlets.

        Management remains optimistic that its export simulcast business will continue to grow as the Company is able to add new outlets, but not at levels achieved in 2002 and to date in 2003. Live racing and import simulcast are expected to continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or utilization of telephone and/or Internet wagering).

        Total cost of parimutuel commissions decreased by $76,000 or 4%, from $2,015,000 in the second quarter of 2002 to $1,939,000 in the second quarter of 2003. This decrease is attributable principally to five fewer race days in the second quarter of 2003 compared to the second quarter of 2002 and the corresponding reduction in operating costs during this period, offset in part by increases in certain repair, services and utilities costs.

FOOD, BEVERAGE AND LODGING OPERATIONS

        Food, beverage and lodging accounted for a combined revenue increase of 23% to $5.8 million for the three months ended June 30, 2003 compared to $4.7 million for the same period in 2002. Company wide, restaurant, bar and concession facilities produced $633,000 of the revenue increase, an 80% increase over the three months ended June 30, 2002. Food and beverage revenues increased by $634,000 to $2.8 million at Mountaineer Park in the second quarter of 2003 due to the expanded dining facilities opened during 2002.

        Lodging revenues were $2.0 million for the three months ended June 30, 2003, an increase of $479,000 or 31% over the same period in 2002. Lodging revenues in West Virginia increased by $713,000 or 66% due to the opening of The Grande Hotel at Mountaineer Park in May 2002. Occupancy during the three months ended June 30, 2003 ranged from 61% for weekdays to 92% for weekends. The overall average occupancy rate was 70% for the quarter with an average room rate of $82. Management expects food, beverage and lodging revenue to continue to increase during the balance of 2003 as the Company markets Mountaineer Park as a destination resort, but not at the same levels as in the first half of 2003. Lodging revenues for the Nevada Properties decreased by $234,000 during the three months ended June 30, 2003 compared to the same period in 2002 due principally to the sale of the Reno Property in March 2003.

        Direct expenses of food, beverage and lodging operations decreased from $4.3 million for the second quarter of 2002 to $4.2 million for the same period in 2003. The direct expenses of food, beverage and lodging operations at Mountaineer Park and the Speedway Property increased by $84,000 and $47,000, respectively, while the direct expenses for the Reno Property decreased approximately $249,000 due to the sale of the Property. Company wide, food and beverage direct costs increased by $140,000 (with the Reno Property accounting for a decrease of $62,000) to $3.6 million for a gross profit of $236,000 for the three months ended June 30, 2003 as compared to a loss of $257,000 for the same period in 2002. Food and beverage direct costs increased by $157,000 at Mountaineer Park as a result of increased sales and expanded dining facilities and by $44,000 at the Speedway Property. Lodging direct cost totaled $619,000 for the second quarter of 2003 as compared to $876,000 for the same period in 2002 resulting in a gross profit of $1,398,000 for 2003 compared to $662,000 for the same period in 2002. The increase in gross profit is attributable principally to the opening of the Grande Hotel at Mountaineer Park in May 2002.

        Mountaineer Park's gross profit for food, beverage and lodging was $1,713,000 for the second quarter of 2003, compared to a gross profit of $450,000 for the same period in 2002. The food and beverage operations had a gross profit of $326,000 this quarter, as compared to a loss of $151,000 for the same period in 2002, while lodging operations had a gross profit of $1,387,000 in 2003 as compared to $601,000 for the same period in 2002. The increase in gross profit is attributable principally to the increased revenues associated with the expansion of food service facilities and the opening of the new Grande Hotel in May 2002.

OTHER OPERATING REVENUES

        Other sources of revenues increased by $40,000 to $1,815,000 for the three months ended June 30, 2003 compared to the same period in 2002. Other operating revenues are primarily derived from special events at the Harv, the Spa, Fitness Center, Convention Center, retail plaza (Gift Shoppe/

Jewelry Shoppe), golf course, sale of programs, admission fees, lottery tickets, check cashing and ATM services. The revenue from special events held at the Harv in the second quarter of 2003 decreased by $458,000 or 91%, compared to the same period in 2002 due to fewer events in 2003. The retail plaza and Spa revenues increased by $236,000 or 197% in the second quarter of 2003 compared to the same period in 2002. Revenues from the Convention Center increased by $303,000 to $513,000 for the second quarter of 2003 as a result of increased marketing of the Convention Center facility and the ability to cross-market convention services with the new hotel rooms.

        Cost of other revenues decreased by $279,000 or 13% from $2,189,000 for the three months ended June 30, 2002 to $1,910,000 for the three months ended June 30, 2003. This decrease was attributed to a $808,000 decline in entertainment costs offset by the expanded operations of the retail plaza and the Convention Center as well as net increases in costs in other areas.

MARKETING AND PROMOTIONS EXPENSE

        Company wide, marketing expenses for the second quarter of 2003 were $2,066,000 which is $239,000 lower than the second quarter of 2002, resulting from management efforts to more effectively promote Mountaineer Park notwithstanding the increased number of amenities and ancillary businesses.

GENERAL AND ADMINISTRATIVE AND INTEREST EXPENSES

        General and administrative expenses for the second quarter of 2003, increased by $1.4 million or 17% from $8.1 million to $9.5 million. General and administrative cost for the second quarter 2003 represented 13% of gross revenues in comparison to 12% in the second quarter of 2002. The increase in general and administrative cost can primarily be attributed to: (1) an increase in salary and benefit costs ($138,000) and supplies ($72,000) related to increased security, surveillance, housekeeping, accounting and maintenance attributable to Mountaineer Park's expanded facilities and larger crowds; (2) increase in property insurance at Mountaineer Park ($107,00) and Director and Officer insurance ($94,000); (3) increase in real estate taxes at Mountaineer Park ($216,000); (4) increase in professional fees related to the Company's pursuit of a license to build a new racetrack in Erie, Pennsylvania ($133,000); (5) increase in cost of legal matters ($150,000); and (6) increase in amounts associated with long term incentive compensation arrangements ($105,000).

        Interest expense increased by $2.5 million to $3.4 million in the second quarter 2003, from $950,000 in the second quarter 2002. This increase to $3.4 million is attributable to increased borrowing levels and to the issuance of $130 million of 9.75% senior notes near the end of the first quarter of 2003.

DEPRECIATION AND AMORTIZATION EXPENSE

        Depreciation and amortization expenses increased 29%, or $1.0 million, to $4.4 million for the three months ended June 30, 2003. This increase reflects the $20.1 million increase in property at June 30, 2003 in comparison to June 30, 2002. Depreciation expense for the Nevada Properties decreased by $81,000 to $319,000 for the three months ended June 30, 2003, due principally to sale of the Reno Property.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

OPERATING REVENUES AND COSTS

        The Company earned revenues for the respective six-month periods in 2003 and 2002 as shown below:

	SIX MONTHS ENDED JUNE 30
	2003	2002
Operating Revenues:
Gaming	$121,507,000	$111,179,000
Parimutuel commissions	4,432,000	4,509,000
Food, beverage and lodging	10,421,000	8,169,000
Other	2,749,000	2,674,000

Total revenues	139,109,000	126,531,000
Less promotional allowances	(2,345,000)	(2,747,000)

Net Revenues	$136,764,000	$123,784,000

        Total revenues increased from $126.5 million in the first half of 2002 to $139.1 million in 2003, an increase of $12.6 million or 10%. Of this increase, 82%, or $10.3 million, can be attributed to the gaming operations at Mountaineer Park. Revenue from parimutuel commissions decreased by $77,000 for the six months ended June 30, 2003, with export simulcast fees generating an increase of $328,000 offset by a decrease in live and import simulcast commissions due to racing 19 fewer days in the first half of 2003 (due to inclement weather and scheduling of race dates). Food, beverage and lodging operations and other operations contributed $2.3 million and $75,000, respectively of increased revenues for this period.

        The Nevada properties contributed $4.8 million in total revenue for the first half of 2003, a $400,000 or 8% decrease from revenues of $5.2 million during the first half of 2002. For the six months of operations in 2003, the Speedway Property generated $3.5 million of gaming revenue. The sources of the remaining revenues for the first half of 2003 were $1.3 million from food, beverage and lodging and $27,000 in other revenue. Total revenues generated by the Speedway Property were $4.7 million, $100,000 greater than the first six months of 2002. The decrease in total revenues for the Nevada Properties is attributed to the sale of the Reno Property in March 2003. The Reno Property had revenues of $47,000 and $519,000 during the six months ended June 30, 2003 and 2002, respectively.

        Promotional allowances decreased by $402,000 or 15% due to modification to Mountaineer Park's Frequent Player Program and monitoring promotional programs.

        The Company's $12.6 million increase in total revenues resulted in higher total costs, as directly related expenses increased by $7.7 million to $90.5 million in the first half of 2003 compared to the same period in 2002. Costs of gaming operations, including applicable state taxes and fees increased approximately $7.6 million. Parimutuel direct cost decreased by $161,000, while cost of food, beverage and lodging increased by $347,000. The cost of other income decreased by $68,000 due mainly to fewer shows and special events at the Harv, offset by increased costs from the addition and/or expanded operations of the retail plaza, Spa, Fitness Center and Convention Center.

        Operating costs and gross profit earned from operations for the six-month periods ended June 30, 2003 and 2002 are as follows:

	SIX MONTHS ENDED JUNE 30
	2003	2002
Operating Costs:
Gaming operations	$75,795,000	$68,166,000
Pari-mutuel commissions	3,526,000	3,687,000
Food, beverage and lodging	7,922,000	7,575,000
Other revenues	3,262,000	3,330,000

Total Operating Costs	$90,505,000	$82,758,000

Gross Profit (Loss):
Gaming operations	$45,712,000	$43,013,000
Pari-mutuel commissions	906,000	822,000
Food, beverage and lodging	2,499,000	594,000
Other revenues	(513,000)	(656,000)

Total Gross Profit (before promotional allowances)	48,604,000	43,773,000
Less promotional allowances	(2,345,000)	(2,747,000)

Total Gross Profit	$46,259,000	$41,026,000

GAMING OPERATIONS

        Company wide, revenues from gaming operations increased by 9% from $111.2 million in the first six months of 2002 to $121.5 million in 2003. Management attributes the increase to the following factors: (1) Mountaineer Park's increase in slot machines from 2,500 to 3,220, (2) the increase in patronage driven by the new amenities at Mountaineer Park, (3) marketing and promotion campaigns and (4) changing games and machines to meet changing patron preferences. The gaming revenues for the Speedway Property increased by $31,000 to $3.5 million for the six months ended June 30, 2003 compared to the same period in 2002.

        A summary of the gaming revenues for Mountaineer Park for the six months ended June 30, 2003 and 2002 is as follows:

	SIX MONTHS ENDED JUNE 30
	2003	2002
Total gross wagers	$1,371,452,000	$1,050,024,000
Less patron payouts	(1,253,419,000)	(942,289,000)

Revenues — gaming operations	$118,033,000	$107,735,000

Average daily net win per terminal	$213	$244

        For the six months ended June 30, 2003, the average net win per day for coin drop machines at Mountaineer Park was $220 compared to $180 for ticket terminals. For the same period, average daily net win for the track-based machines was $52 (including $0 for non-racing days when the gaming rooms were closed) compared to $242 earned on the Lodge-based terminals for a facility-wide average of $213. Management believes that the apparent decrease in net win for the six months ended June 30, 2003 compared to the same period for 2002 reflects the absorption of a 25.4% increase in average machine count. Because of the 25.4% increase in average number of gaming machines (that were installed to address peak demand times on weekends and holidays), management does not view the decrease in daily net-win-per-machine as a negative trend in slot revenue. To the contrary, management is encouraged by the increase in slot revenue.

        Costs of gaming operations increased by $7.6 million, or 11%, to $75.8 million for the six months ended June 30, 2003. Cost of gaming in West Virginia increased by $7.6 million or 11% to $74.0 million for the six months ended June 30, 2003. This also corresponds to the 10% gaming revenue increase for this property and reflects an increase of $7,075,000 in statutory payments, or increased gaming taxes, including approximately $3,569,000 (net of Mountaineer Park's share of capital reinvestment funds) which is the result of exceeding the revenue threshold as discussed below. The expanded gaming facilities, increased activity and customer service requirements required an increase in personnel and supplies. As a result, wages and benefits as well as supplies expense increased for the six months ended June 30, 2003 by $334,000. For the six months ended June 30, 2003, the Speedway Property incurred $1.8 million in costs associated with gaming, which is a 4% increase compared to the same period in 2002.

        After payment of a State Administrative Fee of 4% of revenues, Mountaineer Park is obligated to make payments from the remaining video lottery revenues to certain funds administered by the West Virginia Lottery Commission as previously discussed in Management's Discussion and Analysis of the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

        The surcharge and the reduction in the net win retention percentage, after consideration of the amounts due from the capital reinvestment fund, which are discussed in the previously referred to section of Management's Discussion and Analysis, had the effect of increasing statutory payments for the six months ended June 30, 2003 by approximately $3,569,000.

        Taxes and assessments paid to all of these funds are included in "Costs of Gaming" in the Condensed and Consolidated Statements of Operations. Statutory costs and assessments, excluding the State Administrative Fee and the Company's share of the capital reinvestment fund, for the respective six-month periods are as follows:

	SIX MONTHS ENDED JUNE 30
	2003	2002
Employee Pension Fund	$533,000	$498,000
Horsemen's Purse Fund	12,957,000	13,418,000

Subtotal	13,490,000	13,916,000
State of West Virginia	45,260,000	37,726,000
Tourism Promotion Fund	3,203,000	2,990,000
Hancock County	2,135,000	1,993,000
Racing Commission	1,068,000	658,000
Misc. State Projects	1,068,000	997,000

	$66,224,000	$58,280,000

        The increase in the amounts paid to the State of West Virginia and the changes in the amounts paid to the Horsemen's Purse Fund and other Funds (despite an increase in gaming revenues) reflect the impact of changes in the payment distribution scheme as a result of the amended video lottery statute as previously discussed.

PARIMUTUEL COMMISSIONS

        Mountaineer Park's parimutuel commissions for the six months ended June 30, 2003 and 2002 are summarized below:

	SIX MONTHS ENDED JUNE 30
	2003	2002
Simulcast racing parimutuel handle (import)	$11,957,000	$11,782,000
Live racing parimutuel handle	6,841,000	8,124,000
Less patrons' winning tickets	(14,820,000)	(15,684,000)

	3,978,000	4,222,000
Revenues — export simulcast	4,310,000	3,982,000

	8,288,000	8,204,000
Less:
State and county parimutuel tax	(228,000)	(252,000)
Purses and Horsemen's Association	(3,628,000)	(3,443,000)

Revenues — parimutuel commissions	$4,432,000	$4,509,000

        Total revenues for parimutuel commissions for the six months ended June 30, 2003 decreased by $77,000 or 2% compared to 2002. This decrease can be attributed principally to the inclement weather and scheduling of race days resulting in 19 fewer race days in the six month period ended June 30, 2003. Import simulcast handle in the first six months of 2003 increased 2% to $12.0 million compared to the same period in 2002. Live racing handle decreased by 16% from $8.1 Million in 2002 to $6.8 million in 2003. Commissions from import simulcast and live racing for 2003 decreased by $244,000 or 5.8% compared to 2002. Commissions for export simulcast increased by $328,000 to $4.3 million during the first half of 2003 compared to $4.0 million during the first half of 2002. The decrease in revenues from live racing and import simulcasting, which represents revenues from all parimutuel wagers placed by patrons at Mountaineer Park, is attributed principally to the reduction in race days in 2003. The increase in Purses and Horsemen's Association amounts is attributable principally to the increase in export simulcasting revenues. Average daily export simulcasting handle rose 29% to $1,482,000 due to our continuing efforts to add outlets, which now number 621.

        Management remains optimistic that its export simulcast business will continue to grow as the Company is able to add new outlets, but not at levels achieved in 2002 and to date in 2003. Live racing and import simulcast are expected to continue to be impacted by conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or utilization oftelephone and/or Internet wagering).

        Total costs of parimutuel commissions decreased by $161,000 or 4% from $3.7 million in the first half of 2002 to $3.5 million in the first half of 2003. This decrease can be attributed principally to the 19 fewer race days in the first six months in 2003 compared to the first six months in 2002 and the corresponding reduction in operating costs during the period, offset in part by increases in certain repair, services and utilities costs.

        For the six months ended June 30, 2003, parimutuel operations showed a gross profit of $906,000 versus $822,000 for the same period in 2002. This improvement in results from parimutuel operations is attributable largely to the growth of export simulcasting.

FOOD, BEVERAGE AND LODGING OPERATIONS

        Food, beverage and lodging revenues accounted for a combined revenue increase of 28% to $10.4 million for the six months ended June 30, 2003 compared to $8.2 million for the same period in

2002. Company wide, restaurant, bar and concession facilities produced $6.9 million of the revenue, a 19% increase over the six months ended June 30, 2002. Food and beverage revenues increased by $1.1 million to $6.2 million at Mountaineer Park in the first half of 2003. Management believes the increase in the number of patrons visiting the resort and expanded dining venues including La Bonne Vie, an upscale restaurant that opened in May 2002, resulted in the growth in this area. Food and beverage revenues for the Speedway Property increased by $44,000, but an $80,000 decrease for the Reno Property (due to the closing of the main restaurant in July 2001 and the sale of the Reno Property in March 2003) resulted in a $36,000 decrease in food and beverage revenues for the Nevada Properties for the first half of 2003 compared to the same period in 2002.

        Lodging revenues were $3.5 million for the six months ended June 30, 2003, an increase of $1,143,000 over the same period in 2002. Lodging revenues in West Virginia increased by $1,498,000 or 101% due to the opening of The Grande Hotel at Mountaineer in May 2002. Lodging revenues for the Nevada Properties decreased by $354,000 with a small increase at the Speedway Property offset by a $368,000 decline attributable to the Reno Property due to the sale of the Property in March 2003.

        Direct expenses of food, beverage and lodging operations increased from $7.6 million for the first half of 2002 to $7.9 million for the same period in 2003. The direct expenses of lodging, food and beverage operations at Mountaineer Park increased by $695,000, while the direct expenses for the Speedway Property increased $89,000, reflective principally of the expanded operations at Mountaineer Park and increases in revenues. The direct expense of the Reno Property decreased by $455,000 due principally to the closing of the casino and restaurant at the Reno Property in July 2001and the sale of the Property in March 2003. Company wide, food and beverage direct costs increased by $561,000 to $6.6 million for a gross profit of $280,000 for the six months ended June 30, 2003 compared to a loss of $266,000 for the same period in 2002. Lodging direct costs totaled $1.3 million for the six months ended June 30, 2003 compared to $1.5 million for the same period in 2002 resulting in a gross profit of $2.2 million for the six months ended June 30, 2003 compared to a gross profit of $843,000 for the same period of 2002. The increases in the food and beverage and lodging gross profit are attributable principally to expanded operations at Mountaineer.

        Mountaineer Park's gross profit for food, beverage and lodging was $2.6 million for the six months ended June 30, 2003 compared to a gross profit of $654,000 for the same period in 2002. The increase is attributable principally to the opening of the new hotel in May 2002 and additional dining venues during 2002. The food and beverage operations had a gross profit of $425,000 for the six months ended June 30, 2003 compared to a loss of $80,000 for the same period in 2002. Direct expenses of food and beverage increased by $640,000 during the six months ended June 30, 2003 due to the increase in revenues during the same period. Mountaineer Park's lodging operations had a gross profit of $2.2 million for the six months ended June 30, 2003 resulting directly from the opening of the new hotel on May 1, 2002. This is an increase of $1.5 million over the amount for the comparable period in 2002. The cost of lodging increased $55,000 during the first half of 2003 as compared to the same period in 2002 due to additional personnel and operating costs associated with the increased business at and operation of the hotel during all of 2003.

        The Nevada Properties' food, beverage and lodging operations had an operating loss of $102,000 for the six months ended June 30, 2003 compared to a loss of $78,000 for the same period in 2002. The increased operating loss is attributable to the Speedway Property where promotional pricing reduced revenues while increasing patron traffic and meals served.

OTHER OPERATING REVENUES

        Other sources of revenues increased by $75,000 to $2.7 million for the six months ended June 30, 2003 compared to the same period in 2002. Other operating revenues are primarily derived from special events at the Harv, the Spa, Fitness Center, Convention Center, retail plaza, golf course, sale of programs, admission fees, lottery tickets, check cashing and ATM services. The revenue from special events held at the Harv in the first half of 2003 decreased $713,000 compared to the same period in 2002, due to fewer events in 2003. The retail plaza and Spa revenues increased by $361,000 and revenues from the Convention Center increased by $422,000 for the first six months of 2003 as a result of increased marketing of the Convention Center facility and the ability to cross-market convention services with the new hotel rooms.

        Costs of other revenues decreased by $68,000 or 2% from $3,300,000 for the six months ended June 30, 2003. This decrease was attributed to an $875,000 reduction in entertainment costs being offset by higher costs attributed to the expanded operations of the Gift Shoppe/Jewelry Shoppe opened in mid 2002 ($212,000) and the Convention Center ($401,000) as well as net increases in costs in other areas.

MARKETING AND PROMOTIONS EXPENSE

        Company wide, marketing expenses for the first six months of 2003 were $3.7 million or 5% lower than the first six months of 2002, resulting from management efforts to more effectively promote Mountaineer Park notwithstanding the increased number of amenities and ancillary businesses.

GENERAL AND ADMINISTRATIVE AND INTEREST EXPENSES

        General and administrative expenses for the six months ended June 30, 2003 increased by $3.7 million or 24% from $15.3 million to $18.9 million. General and administrative cost for the first half of 2003 represented 13.6% of gross revenues in comparison to 12% in the first half of 2002. The increase in general and administrative cost can primarily be attributed to: (1) increases in salary and benefits costs ($891,000), supplies ($114,000) and repairs ($204,000) related to increased security, surveillance, housekeeping, accounting and maintenance attributable to Mountaineer Park's expanded facilities and larger crowds; (2) and increase in property insurance at Mountaineer Park ($373,000) and Director and Officer insurance ($145,000); (3) increase in real estate taxes at Mountaineer Park ($447,000); (4) increase in professional fees related to the Company's pursuit of the license to build a new race track in Erie, Pennsylvania and other aspects of the Company's corporate development activities ($311,000); (5) increase in cost of legal matters ($431,000); (6) increase in amounts asssociated with long term incentive compensation arrangements ($330,000).

        Interest expense increased by $3.1 million to $4.9 million in the first six months of 2003 from $1.8 million in the fist six months of 2002. The increase is attributable to the issuance of $130 million of 9.75% senior notes at the end of the first quarter of 2003. The issuance of the senior notes will result in increased interest expense in the remainder of 2003 over amounts in corresponding periods in 2002.

DEPRECIATION AND AMORTIZATION EXPENSE

        Depreciation and amortization expenses increased by 35%, or $2.2 million, to $8.6 million for the six months ended June 30, 2003. This increase reflects the $20.1 million increase in property at June 30, 2003 compared to June 30, 2002. Depreciation expense for the Nevada Properties decreased by $199,000 to $614,000 for the six months ended June 30, 2003 due principally to depreciation not being recorded on the Reno Property.

CASH FLOWS

        The Company's operations produced $16.7 million in cash flow in the six months ended June 30, 2003 compared to $15.7 in the first six months of 2002. Current period non-cash expenses included $8.6 million of depreciation and amortization and $511,000 of deferred compensation.

        The Company invested $7.8 million in capital improvements and increased deposits and other assets by $3.7 million in the first six months of 2003 versus $31.6 million and $2.7 million, respectively, in the first half of 2002. The Company also generated cash proceeds (net) of $826,000 from the sale of the Reno Property and other property and equipment.

        The Company repaid approximately $97 million of amounts due under long-term debt and capital lease obligations including $93.4 million outstanding under its Second Amended and Restated Credit Agreement. As discussed in Liquidity and Sources of Capital below, the Credit Facility was repaid from the proceeds of the issuance of senior notes.

LIQUIDITY AND SOURCES OF CAPITAL

        The Company's working capital balance stood at $39,803,000 at June 30 2003, and its unrestricted cash balance amounted to $44,433,000. At June 30, 2003, the balances in the bank account owned by Mountaineer Park's horsemen, but to which the company contributes funds for racing purses, exceeded the Company's purse payment obligations by $736,000. This amount is available for payment of the future purse obligations at the discretion of the Company and in accordance with the terms of its agreement with the HBPA. The Company also earns the interest on balances in these accounts.

        On March 25, 2003 the Company consummated the private sale of $130 million of 9.75% senior unsecured notes. The net proceeds after discounts, fees and expenses of the offering were approximately $123.9 million, of which $93.4 million was used to repay all amounts outstanding and due under the Second Amended and Restated Credit Agreement. The senior unsecured notes mature on April 1, 2010. On or prior to April 1, 2006 the Company may redeem up to 35% of aggregate principal amount of the senior unsecured notes, plus accrued and unpaid interest, with the net cash proceeds of certain public offerings of the Company's stock. On or after April 1, 2007, the Company may redeem all or a portion of the senior unsecured notes at a premium that will decrease over time as set forth in the agreement, plus accrued and unpaid interest.

        On March 28, 2003, the Company entered into the Third Amended and Restated Revolving Credit Agreement in the amount of $50 million with Wells Fargo Bank. Under the Third Amended and Restated Revolving Credit Agreement, up to $3.0 million will be available for use in connection with letters of credit, and up to $10.0 million in short term funds will be available for use under a "swing line" facility on same-day notice to the lenders. Obligations under the Third Amended and Restated Revolving Credit Agreement are guaranteed by each of the Company's operating subsidiaries. The borrowings under the Third Amended and Restated Revolving Credit Agreement and the subsidiary guarantees are secured by substantially all of the assets of the Company and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees. In general, borrowings under the Third Amended and Restated Revolving Credit Agreement will bear interest based, at the Company's option, on either the agent bank's base rate or LIBOR, in each case plus a margin. The applicable margin will be based on the leverage ratio at the time and will range from 75 to 275 basis points for base rate loans and 200 to 400 basis points for LIBOR loans. The Third Amended and Restated Revolving Credit Agreement matures in 2008, five years from the date of execution of the credit agreement. The Third Amended and Restated Credit Agreement contains certain financial covenants that require the Company to satisfy, on a consolidated basis, specified quarterly financial tests. The Third Amended and Restated Credit Agreement permits the Company to finance separately up to $35 million for equipment, including gaming equipment, during the term of the Third Amended and Restated Credit Agreement. As of June 30, 2003 the aggregate outstanding principal balance related to the equipment financing was $10.1 million. At June 30, 2003 there were no borrowings against the Third Amended and Restated Credit Agreement.

        On August 4, 2003, the Company paid approximately $4.1 million as final payment for the construction of the Grande Hotel at Mountaineer.

        Capital Improvements.    During the six months ended June 30, 2003 the Company spent $7.7 million for capital improvements, equipment and land acquisitions.

        During the balance of 2003, the Company expects to spend approximately $6.5-8.0 million on capital expenditures at Mountaineer Park, $8.2 million (exclusive of closing costs) for land in connection with the proposed racetrack in Erie, Pennsylvania, and $450,000 for capital improvements for the Speedway Property.

        On July 17, 2003 the Pennsylvania State Horse Racing Commission reinstated the Company's license to build a thoroughbred horse racetrack and conduct parimutuel wagering in Erie, Pennsylvania, after a June 26, 2003 court decision vacated the Racing Commission's prior order with regard to affiliates of Magna Entertainment Corporation. Construction of the new thoroughbred horse racetrack at Presque Isle Downs is expected to cost approximately $25 million. If legislation proposed in 2003 is passed in Pennsylvania legalizing slot machines at racetracks, then we will spend significantly more (up to $50 million, exclusive of gaming equipment) to also develop a gaming area. The proposed legislation also calls for a $50 million licensing fee to operate slot machines. We expect to finance the majority of these development costs with the cash flow from operations (including cash flow from any temporary slot facility permitted by applicable law and regulation), cash on hand, availability under our $50 million Third Amended and Restated Revolving Credit Agreement and, if slot machines are installed, capital lease obligations. The ultimate construction cost will depend on the final architectural design and the amenities to be included. Additionally, the provisions of legislation legalizing slot machines, if passed in Pennsylvania, could have a direct impact on the nature, timing and cost of the development of Presque Isle Downs. Commencement of racing and parimutuel operations in Erie remains subject to risks and uncertainties, which include but are not limited to closing on the real property for the site, which is currently under option, unforeseen title, engineering, environmental, or geological problems, work stoppages, weather interference, including floods, construction delays and other risks associated with building a racing operation, and compliance with the terms of the license concerning timing. Construction of, and commencement of operations at, the new horse racetrack also are subject to favorable resolution of a pending judicial review of our license See "Part II, Item 1—Legal Proceedings."

        On July 31, 2003 the Company consummated its acquisition of Scioto Downs, Inc., which owns and operates a harness horse racing facility with parimutuel wagering in Columbus, Ohio. The Company agreed to pay $32.00 per share, in cash, for the 595,767 outstanding shares of Scioto Downs' common stock. Each Scioto Downs shareholder may elect to receive, instead of the $32.00 per share amount, an amount per share equal to $17.00 plus ten annual contingent earnout payments (commencing the fist calendar year in which Scioto Downs is permitted to conduct new forms of gaming) based upon 10% of the growth of Scioto Downs' EBITDA compared to the average of Scioto Downs' EBITDA for the three years ended October 31, 2002. Management estimates that these payments would aggregate approximately $19.1 million, assuming all shareholders elected to receive cash payment of $32.00, and would be initially less if some shareholders elected to receive the earnout payments. The Company has deposited $19.1 million into an escrow account pending the selection of the payment option by the Scioto Downs' shareholders. (See Note 3 of the Notes to Condensed and Consolidated Financial Statements.)The merger is expected to result in an increase in parimutuel and food and beverage revenues as well as an increase in related operating costs and depreciation.

        On July 29, 2003, Keystone Downs, LLC (Keystone Downs), an entity in which the Company will own no more than 50% and intends to manage through a management agreement, filed an application to build a new thoroughbred racetrack with parimutuel wagering in Allegheny County, Pennsylvania northeast of Pittsburgh. Keystone Downs is one of several applicants for the remaining licenses in Pennsylvania and the licensing process is expected to be highly competitive. Accordingly, there can be no assurance that Keystone Downs will receive a license, that it will be able to execute its plans, or that it will be profitable. If Keystone Downs is successful in obtaining a license, the required investment by the Company will depend upon several factors including the number of other investors participating in the project and their respective ownership interest; provisions of legislation if passed in Pennsylvania relative to legalizing slot machines (including applicable license fees); construction cost which will depend on the final architectural design and amenities to be included; and the availability and terms of project financing.

        Management believes that except as set forth above, its cash balances, cash flow from operations, and available lines of credit will be sufficient to cover any capital required to fund maturing debt obligations and any other contemplated capital expenditures and short-term funding requirements for the next twelve months. We may also repurchase our common stock in amounts and at times determined by our board of directors from time to time. We believe, but cannot assure, that project financing (i.e. without recourse to MTR beyond its investment in the project) will be available if Keystone Downs obtains a racing license. Although we have no current plans to do so, we may also finance our expansion through the public or private sale of additional debt or equity securities.

        Our level of indebtedness presents other risks to investors, including the possibility that we may be unable to generate cash sufficient to pay the principal of and interest on our indebtedness when due; and we may not be able to meet tests and covenants of such debt agreements and achieve satisfactory resolution of such non-compliance with the lenders. In such an event, the holders of our indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and proceed against any collateral securing such indebtedness. These actions could limit our ability to borrow additional funds and would likely have a material adverse effect on our business and results of operations. A debt rating downgrade would not impact the terms of borrowings under the Third Amended and Restated Credit Facility or the Senior Notes. However, a debt rating downgrade could impact the terms of and our ability to obtain additional new financing. Additionally, changes in the regulatory environment or restriction on or prohibition of our gaming or racing operations, whether arising out of legislation or litigation, could have a material adverse effect on our liquidity.

        Outstanding Options.    On May 13, 2003, pursuant to the 2002 Employee Stock Incentive Plan, the Company granted to twenty-four employees non-qualified options to purchase a total of 205,000 shares in the Company's common stock for $8.00 per share, the market price on the date of grant as quoted on the Nasdaq Stock Market. The options vest over three years and have a term of ten years. Also on May 13, 2003, pursuant to various employment agreements, the company granted non-qualified options to purchase a total of 125,000 shares of the Company's common stock for $8.00 per share. These options vest immediately and have terms of five years (with respect to 100,000) and ten years (for the remaining 25,000). As of June 30, 2003, there were outstanding options to purchase 1,808,000 shares of the Company's common stock. If all such options and warrants were exercised, the Company would receive proceeds of approximately $8.1 million. We utilize the treasury stock method in determining the dilutive effect of outstanding options and warrants. Our policy is as follows: Our basic earnings per share (EPS) is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur form common shares issuable through stock options, warrants, and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. Under the Company's current policies, the Company has used interest rate derivative instruments to manage exposure to interest rate changes for a portion of its debt arrangements. However, with the issuance of the fixed rate long-term senior notes and repayment of the balance outstanding under the Second Amended and Restated Credit Agreement in March 2003, the Company's exposure to interest rate changes will be limited to amounts which may be outstanding under the $50 million Third Amended and Restated Credit Agreement (See Liquidity and Sources of Capital). The existing interest rate derivative expires on December 31, 2003.

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

        Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-Q Quarterly Report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In December 2002, affiliates of Magna Entertainment Corp. (Magna) and Penn National Gaming, Inc. (Penn National) filed appeals in the Pennsylvania Commonwealth Court challenging the September 26, 2002 unanimous decision of the Pennsylvania State Horse Racing Commission to grant our wholly owned subsidiary, Presque Isle Downs, Inc., a license to conduct thoroughbred horse racing and parimutuel wagering in Erie, Pennsylvania. We intervened in the appeal. The Commonwealth Court granted our motion to expedite consideration of the appeal and heard oral arguments on May 7, 2003. On June 19, 2003, Magna moved to withdraw the appeal with prejudice pursuant to a settlement agreement with the Company pursuant to which Presque Isle agreed: (i) to support legislation for slots at the Pennsylvania racetracks (so long as Presque Isle Downs continues to hold a license to conduct horseracing); and (ii) to limit Presque Isle's participation in any racetrack in certain Pennsylvania counties surrounding Pittsburgh to a minority interest. On June 26, 2003, notwithstanding Presque Isle's agreement with Magna and Magna's motion to withdraw its petition for review with prejudice, the Commonwealth Court of Pennsylvania, without explanation, denied Magna's motion to withdraw the petition for review and granted the petition, holding that Magna had timely requested and should have received a formal hearing to be conducted in accordance with Pennsylvania's Administrative Agency Law. The Court therefore vacated the Racing Commission's November 19, 2002 Order, with regard to Magna, and remanded the case to the Racing Commission for a formal hearing. The Court also denied Penn National's petition for review finding that the Racing Commission had not committed an error of law in granting the license. On July 16, 2003 consistent with its obligations under the settlement agreement, Magna informed the Racing Commission that it did not desire a hearing and wished to waive any rights granted to it by the Commonwealth Court's June 26 orders. On July 17, 2003, at a special meeting, the Racing Commission unanimously reinstated Presque Isle's license. On August 1, 2003, Pittsburgh Palisades Park, L.L.C. filed a challenge of the July 17, 2003 reinstatement in the Commonwealth Court of Pennsylvania. The Company continues to believe that the Pennsylvania State Horse Racing Commission acted in accordance with all applicable laws, regulations and procedures and that the appeal is without merit. The Company intends to intervene in the appeal and assist the Racing Commission in any way it can.

        The Company is also party to various lawsuits, which have arisen in the normal course of its business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on the Company's financial condition or financial results.

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
4.2
Indenture dated March 25, 2003 entered into by the Company, the Guarantors (as defined in the Indenture) and Wells Fargo Bank Minnesota, National Association, as Trustee [exhibits and annexes omitted] (incorporated by reference to the Company's report on Form 10-K filed March 31, 2003)
4.3
Supplemental Indenture dated as of July 31, 2003 by and between Scioto Downs, Inc., as Additional Guarantor, and Wells Fargo Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 4.3 of the Company's registration statement on Form S-4 (Amendment No. 1), filed August 6, 2003 (Registration No. 333-105528))
10.9
Settlement Agreement dated as of June 26, 2003 entered by and among PENN NATIONAL GAMING, INC., THE DOWNS RACING, INC., PENN NATIONAL RACECOURSE, MOUNTAINVIEW THOROUGHBRED RACING ASSOCIATION, PENNSYLVANIA NATIONAL TURF CLUB, INC., and MTR GAMING GROUP, INC. and PRESQUE ISLE DOWNS, INC. (filed herewith)
10.10
Open-End Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of August 8, 2003, by and between Scioto Downs, Inc. as mortgagor and debtor and Wells Fargo Bank, National Association, as Agent Bank (filed herewith)
10.11
Assignment of Entitlements, Contracts, Rents and Revenues, dated as of August 8, 2003, by and between Scioto Downs, Inc. as mortgagor and debtor and Wells Fargo Bank, National Association, as Agent Bank (filed herewith)
10.12	Assumption and Consent Agreement, dated as of August 8, 2003, by and between Scioto Downs, Inc. and Wells Fargo Bank, National Association, as Agent Bank (filed herewith)
10.13	Security Agreement and Pledge of Stock, dated as of August 8, 2003 by and between MTR Gaming Group, Inc. as the debtor and Wells Fargo Bank, National Association as Agent Bank (filed herewith)
31.1	Certification of Edson R. Arneault pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of John W. Bittner, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Edson R. Arneault pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

  (b)
  Reports on Form 8-K

        The Company filed the following reports on Form 8-K during the three months ended June 30, 2003 and thereafter.

        On May 7, 2003, the Company filed a current report on Form 8-K under Items 5 and 9 thereof (i) reporting that it had entered an Amendment No. 2 to its Merger Agreement with Scioto Downs, Inc. and a Management Agreement; and (ii) furnishing information provided under "Item 12. Results of Operations and Financial Condition" in accordance with SEC Releases Nos. 33-8216 and 34-47583.

        On June 30, 2003, the Company filed a current report on Form 8-K under Items 5 and 7(c) thereof attaching as an exhibit a June 27, 2003 press release concerning the status of the Company's planned racetrack for Erie, Pennsylvania.

        On July 31, 2003, the Company filed a current report on Form 8-K under Items 12 and 7(c) thereof announcing its financial results for the three months ended June 30, 2003 and attaching as an exhibit a July 31, 2003 press release.

        On August 6, 2003, the Company filed a current report on Form 8-K under Items 5 and 7(c) thereof announcing the July 31, 2003 consummation of the merger with Scioto Downs, Inc. and attaching as an exhibit an August 6, 2003 press release.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1933, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 14, 2003	MTR GAMING GROUP, INC.
	By:	/s/ EDSON R. ARNEAULT Edson R. Arneault CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER
	By:	/s/ JOHN W. BITTNER, JR. John W. Bittner, Jr., CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

EXHIBIT NO.	ITEM TITLE
3.1	Restated Certificate of Incorporation for Winner's Entertainment, Inc. dated August 17, 1993 (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1993)
3.2	Amended By Laws (incorporated by reference to the Company's report on Form 8-K filed February 20, 1998)
3.3
Certificate of Amendment of Restated Certificate of Incorporation of Winner's Entertainment, Inc. dated October 10, 1996 (incorporated by reference to the Company's report on Form 8-K filed November 1, 1996)
4.1	Excerpt from Common Stock Certificates (incorporated by reference to the Company's report on Form 10-K filed March 30, 2001)
4.2
Indenture dated March 25, 2003 entered into by the Company, the Guarantors (as defined in the Indenture) and Wells Fargo Bank Minnesota, National Association, as Trustee [exhibits and annexes omitted] (incorporated by reference to the Company's report on Form 10-K filed March 31, 2003)
4.3
Supplemental Indenture dated as of July 31, 2003 by and between Scioto Downs, Inc., as Additional Guarantor, and Wells Fargo Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 4.3 of the Company's registration statement on Form S-4 (Amendment No. 1), filed August 6, 2003 (Registration No. 333-105528))
10.9
Settlement Agreement dated as of June 26, 2003 entered by and among PENN NATIONAL GAMING, INC., THE DOWNS RACING, INC., PENN NATIONAL RACECOURSE, MOUNTAINVIEW THOROUGHBRED RACING ASSOCIATION, PENNSYLVANIA NATIONAL TURF CLUB, INC., and MTR GAMING GROUP, INC. and PRESQUE ISLE DOWNS, INC. (filed herewith)
10.10
Open-End Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of August 8, 2003, by and between Scioto Downs, Inc. as mortgagor and debtor and Wells Fargo Bank, National Association, as Agent Bank (filed herewith)
10.11
Assignment of Entitlements, Contracts, Rents and Revenues, dated as of August 8, 2003, by and between Scioto Downs, Inc. as mortgagor and debtor and Wells Fargo Bank, National Association, as Agent Bank (filed herewith)
10.12	Assumption and Consent Agreement, dated as of August 8, 2003, by and between Scioto Downs, Inc. and Wells Fargo Bank, National Association, as Agent Bank (filed herewith)
10.13	Security Agreement and Pledge of Stock, dated as of August 8, 2003 by and between MTR Gaming Group, Inc. as the debtor and Wells Fargo Bank, National Association as Agent Bank (filed herewith)
31.1	Certification of Edson R. Arneault pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of John W. Bittner, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Edson R. Arneault pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)