Form 10-K/A
period 2002-12-31
MTR GAMING GROUP INC
filed 2003-09-04
CIK 834162

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

(c)
Exhibits:

EXHIBIT NO.	ITEM TITLE
3.1	Restated Certificate of Incorporation for Winner's Entertainment, Inc. dated August, 17, 1993 (incorporated by reference to our Form 10-K for the fiscal year ended December 31, 1993)
3.2	Amended By Laws (incorporated by reference to our report on Form 8-K filed February 20, 1998)
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Winner's Entertainment, Inc. dated October 10, 1996 (incorporated by reference to our report on Form 8-K filed November 1, 1996)
4.1	Excerpt from Common Stock Certificates (incorporated by reference to our report on Form 10-K filed March 30, 2001)
4.2	Indenture dated March 25, 2003 entered into by the Company, the Guarantors (as defined in the Indenture) and Wells Fargo Bank Minnesota, National Association, as Trustee (filed herewith)
4.3	Form of 9.75% Senior Note, Series A of the Company included as Exhibit A of the Indenture attached as Exhibit 4.2 hereto.

4.4	Form of 9.75% Senior Note, Series B of the Company included as Exhibit A of the Indenture attached as Exhibit 4.2 hereto.
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
10.9
Promissory Note made by MTR Gaming Group, Inc. in favor of Wells Fargo Equipment Finance, Inc. in connection with the purchase by the Company of an airplane (incorporated by reference to the Company report on Form 10-K for the year ended December 31, 2002).
10.10
Letter Agreement dated November 20, 2002 between MTR Gaming Group, Inc. and Thomas J. Brosig pertaining to the nomination of Mr. Brosig to the Company's Board of Directors (incorporated by reference to the Company report on Form 10-K for the year ended December 31, 2002).
10.11
Letter Agreement dated November 20, 2002 between MTR Gaming Group, Inc. and LC Greenwood pertaining to the nomination of Mr. Greenwood to the Company's Board of Directors (incorporated by reference to the Company report on Form 10-K for the year ended December 31, 2002).

10.12
Equipment Lease dated December 16, 2002 (Contract Number 6500135-001) between Mountaineer Park, Inc. and BB&T Leasing Corporation in connection the lease of gaming equipment [schedules omitted] (incorporated by reference to the Company report on Form 10-K for the year ended December 31, 2002).
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
10.15
Purchase Agreement dated as of March 19, 2003 by and among the Company, certain of its subsidiaries, Jefferies & Company, Inc. and Wells Fargo Securities, LLC [schedules omitted] (incorporated by reference to the Company report on Form 10-K for the year ended December 31, 2002).
10.16
Registration Rights Agreement dated March 25, 2003 by and among the Company, certain of its subsidiaries, Jefferies & Company, Inc., and Wells Fargo Securities, LLC (incorporated by reference to the Company report on Form 10-K for the year ended December 31, 2002).
21.1	Subsidiaries of the Registrant (incorporated by reference to the Company report on Form 10-K for the year ended December 31, 2002).
22.1	Report regarding matters submitted to vote of security holders (incorporated by reference to our Proxy Statement on Schedule 14A filed June 28, 2002)
23.1	Consent of Ernst & Young LLP (incorporated by reference to the Company report on Form 10-K for the year ended December 31, 2002).
31.1	Certification of Edson R. Arneault pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(d)
Reports on Form 8-K

        The Company filed the following report on Form 8-K during the fourth quarter of 2002.

        On December 24, 2002, the Company filed a current report on Form 8-K under Item 5 thereof reporting that on December 23, 2002 the Company and Scioto Downs, Inc. executed a merger agreement pursuant to which, upon and subject to consummation of the merger as provided in such agreement, Scioto will become a wholly-owned subsidiary of the Company.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

MTR GAMING GROUP, INC.
By:	/s/ EDSON R. ARNEAULT Edson R. Arneault Chairman, President, and Chief Executive Officer

Date: September 4, 2003

QuickLinks

PART IV
  ITEM 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES