Form 10-Q/A
period 2003-06-30
MTR GAMING GROUP INC
filed 2003-11-14
CIK 834162

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1
FORM 10-Q
on Form 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
or
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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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
4.2
Indenture dated March 25, 2003 entered into by the Company, the Guarantors (as defined in the Indenture) and Wells Fargo Bank Minnesota, National Association, as Trustee [exhibits and annexes omitted] (incorporated by reference to the Company's report on Form 10-K filed March 31, 2003)
4.3
Supplemental Indenture dated as of July 31, 2003 by and between Scioto Downs, Inc., as Additional Guarantor, and Wells Fargo Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 4.3 of the Company's registration statement on Form S-4 (Amendment No. 1), filed August 6, 2003 (Registration No. 333-105528))
10.9
Settlement Agreement dated as of June 26, 2003 entered by and among PENN NATIONAL GAMING, INC., THE DOWNS RACING, INC., PENN NATIONAL RACECOURSE, MOUNTAINVIEW THOROUGHBRED RACING ASSOCIATION, PENNSYLVANIA NATIONAL TURF CLUB, INC., and MTR GAMING GROUP, INC. and PRESQUE ISLE DOWNS, INC. (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003)
10.10
Open-End Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of August 8, 2003, by and between Scioto Downs, Inc. as mortgagor and debtor and Wells Fargo Bank, National Association, as Agent Bank (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003)
10.11
Assignment of Entitlements, Contracts, Rents and Revenues, dated as of August 8, 2003, by and between Scioto Downs, Inc. as mortgagor and debtor and Wells Fargo Bank, National Association, as Agent Bank (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003)
10.12
Assumption and Consent Agreement, dated as of August 8, 2003, by and between Scioto Downs, Inc. and Wells Fargo Bank, National Association, as Agent Bank (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003)
10.13
Security Agreement and Pledge of Stock, dated as of August 8, 2003 by and between MTR Gaming Group, Inc. as the debtor and Wells Fargo Bank, National Association as Agent Bank (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003)
31.1	Amended Certification of Edson R. Arneault pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Amended Certification of John W. Bittner, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Edson R. Arneault pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
  (b)
  Reports on Form 8-K

        The Company filed the following reports on Form 8-K during the three months ended June 30, 2003.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 11, 2003	MTR GAMING GROUP, INC.
By:
/s/ EDSON R. ARNEAULT Edson R. Arneault CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

EXHIBIT INDEX

EXHIBIT NO.	ITEM TITLE
3.1	Restated Certificate of Incorporation for Winner's Entertainment, Inc. dated August 17, 1993 (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1993)
3.2	Amended By Laws (incorporated by reference to the Company's report on Form 8-K filed February 20, 1998)
3.3
Certificate of Amendment of Restated Certificate of Incorporation of Winner's Entertainment, Inc. dated October 10, 1996 (incorporated by reference to the Company's report on Form 8-K filed November 1, 1996)
4.1	Excerpt from Common Stock Certificates (incorporated by reference to the Company's report on Form 10-K filed March 30, 2001)
4.2
Indenture dated March 25, 2003 entered into by the Company, the Guarantors (as defined in the Indenture) and Wells Fargo Bank Minnesota, National Association, as Trustee [exhibits and annexes omitted] (incorporated by reference to the Company's report on Form 10-K filed March 31, 2003)
4.3
Supplemental Indenture dated as of July 31, 2003 by and between Scioto Downs, Inc., as Additional Guarantor, and Wells Fargo Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 4.3 of the Company's registration statement on Form S-4 (Amendment No. 1), filed August 6, 2003 (Registration No. 333-105528))
10.9
Settlement Agreement dated as of June 26, 2003 entered by and among PENN NATIONAL GAMING, INC., THE DOWNS RACING, INC., PENN NATIONAL RACECOURSE, MOUNTAINVIEW THOROUGHBRED RACING ASSOCIATION, PENNSYLVANIA NATIONAL TURF CLUB, INC., and MTR GAMING GROUP, INC. and PRESQUE ISLE DOWNS, INC. (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003)
10.10
Open-End Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of August 8, 2003, by and between Scioto Downs, Inc. as mortgagor and debtor and Wells Fargo Bank, National Association, as Agent Bank (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003)
10.11
Assignment of Entitlements, Contracts, Rents and Revenues, dated as of August 8, 2003, by and between Scioto Downs, Inc. as mortgagor and debtor and Wells Fargo Bank, National Association, as Agent Bank (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003)
10.12
Assumption and Consent Agreement, dated as of August 8, 2003, by and between Scioto Downs, Inc. and Wells Fargo Bank, National Association, as Agent Bank (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003)
10.13
Security Agreement and Pledge of Stock, dated as of August 8, 2003 by and between MTR Gaming Group, Inc. as the debtor and Wells Fargo Bank, National Association as Agent Bank (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003)
31.1	Amended Certification of Edson R. Arneault pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Amended Certification of John W. Bittner, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Edson R. Arneault pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

QuickLinks

SIGNATURES
EXHIBIT INDEX