Form 10-Q
period 2003-09-30
MTR GAMING GROUP INC
filed 2003-11-14
CIK 834162

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 0-20508

MTR GAMING GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	84-1103135 (IRS Employer Identification Number)

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

COMMON STOCK, $.00001 PAR VALUE
Class

27,799,435
Outstanding at November 11, 2003

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☒    No ☐

MTR GAMING GROUP, INC.
INDEX FOR FORM 10-Q

ii

PART 1
FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(unaudited)

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$29,828,000	$14,398,000
Restricted cash	1,074,000	860,000
Accounts receivable net of allowance for doubtful accounts of $101,000 and $98,000 in 2003 and 2002, respectively	5,969,000	4,522,000
Accounts receivable — Lottery Commission	2,793,000	—
Inventories	2,654,000	2,414,000
Deferred financing costs	1,784,000	902,000
Prepaid taxes	5,000	4,360,000
Deferred income taxes	823,000	823,000
Other current assets	2,855,000	1,531,000

Total current assets	47,785,000	29,810,000
Property:
Land	11,851,000	12,087,000
Building	147,860,000	137,422,000
Equipment and automobiles	65,939,000	59,929,000
Furniture and fixtures	15,042,000	17,870,000
Construction in progress	2,227,000	248,000

	242,919,000	227,556,000
Less accumulated depreciation	(50,545,000)	(46,981,000)

	192,374,000	180,575,000
Other assets:
Goodwill and other intangibles	15,679,000	1,492,000
Note receivable	2,220,000	—
Deferred income taxes	3,863,000	2,213,000
Deferred financing costs, net of current portion	5,999,000	1,452,000
Deposits and other	10,461,000	6,375,000

	38,222,000	11,532,000

	$278,381,000	$221,917,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,744,000	$5,259,000
West Virginia Lottery Commission payable	792,000	1,576,000
Accrued payroll and payroll taxes	2,192,000	2,542,000
Accrued tax liability	3,919,000	—
Accrued liabilities	4,708,000	2,847,000
Accrued interest	6,612,000	244,000
Current portion of capital leases	5,347,000	6,532,000
Current portion of long-term debt	949,000	162,000

Total current liabilities	27,263,000	19,162,000
Long-term debt, less current portion	133,356,000	96,429,000
Capital lease obligations, net of current portion	3,110,000	6,945,000
Long-term deferred compensation	2,817,000	915,000
Deferred income taxes	11,299,000	7,977,000

Total liabilities	177,845,000	131,428,000
Shareholders' equity:
Common Stock	—	—
Paid in capital	55,644,000	53,236,000
Retained earnings	44,892,000	37,253,000

Total shareholders' equity	100,536,000	90,489,000

	$278,381,000	$221,917,000

MTR GAMING GROUP, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2003	2002	2003	2002
Revenues:
Gaming	$70,312,000	$66,401,000	$191,819,000	$177,580,000
Parimutuel commissions	3,762,000	2,238,000	8,194,000	6,747,000
Food, beverage and lodging	7,210,000	6,424,000	17,631,000	14,593,000
Other	2,779,000	2,131,000	5,528,000	4,805,000

Total revenues	84,063,000	77,194,000	223,172,000	203,725,000
Less promotional allowances	(1,415,000)	(1,586,000)	(3,760,000)	(4,333,000)

Net revenues	82,648,000	75,608,000	219,412,000	199,392,000
Costs of revenue:
Cost of gaming	41,889,000	39,758,000	117,684,000	107,925,000
Cost of parimutuel commissions	2,560,000	1,934,000	6,086,000	5,620,000
Cost of food, beverage and lodging	5,195,000	4,696,000	13,117,000	12,289,000
Cost of other revenues	2,357,000	2,855,000	5,619,000	6,218,000

Total cost of revenues	52,001,000	49,243,000	142,506,000	132,052,000

Gross Profit	30,647,000	26,365,000	76,906,000	67,340,000
Selling, general and administrative expenses:
Marketing and promotions	2,082,000	2,778,000	5,752,000	6,692,000
General and administrative	10,981,000	8,922,000	29,905,000	24,125,000
Depreciation and amortization	4,783,000	3,825,000	13,376,000	10,212,000

Total selling, general and administrative expenses	17,846,000	15,525,000	49,033,000	41,029,000

Operating income	12,801,000	10,840,000	27,873,000	26,311,000
Other income (expense):
Gain (Loss) on sale of property (net)	(11,000)	—	432,000	—
Interest income	94,000	8,000	231,000	126,000
Interest expense	(3,457,000)	(1,249,000)	(8,347,000)	(3,069,000)

Income before provision for income taxes	9,427,000	9,599,000	20,189,000	23,368,000
Provision for income taxes	(3,438,000)	(3,375,000)	(7,329,000)	(8,195,000)

Net income	$5,989,000	$6,224,000	$12,860,000	$15,173,000

Net income per share (basic)	$0.22	$0.23	$0.46	$0.56

Net income per share (assuming dilution)	$0.21	$0.22	$0.45	$0.52

Weighted average number of shares outstanding:
Basic	27,798,876	27,102,859	27,809,212	27,037,446

Diluted	28,364,874	28,801,910	28,630,987	28,944,501

MTR GAMING GROUP, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30
	2003	2002
Cash flows from operating activities:
Net income	$12,860,000	$15,173,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,486,000	10,212,000
Deferred compensation	1,180,000	440,000
Deferred income taxes	—	15,000
Gain on Disposal	(432,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,059,000)	(1,110,000)
Prepaid taxes	4,360,000	1,218,000
Other current assets	(1,356,000)	(470,000)
Accounts payable and accrued liabilities	3,704,000	2,577,000

Net cash provided by operating activities	29,743,000	28,055,000
Cash flows from investing activities:
Restricted cash	278,000	45,000
Purchase of Scioto Downs (net of cash acquired of $1,345,000)	(18,390,000)	—
Deposits and other	(6,253,000)	(3,055,000)
Proceeds from sale of property	769,000	—
Capital expenditures	(12,877,000)	(40,184,000)

Net cash used in investing activities	(36,473,000)	(43,194,000)
Cash flows from financing activities:
Shareholder receivable	—	4,065,000
Stock repurchase program	(3,823,000)	(2,667,000)
Proceeds from exercise of stock options	2,397,000	2,030,000
Financing cost paid	(6,471,000)	(718,000)
Proceeds of senior notes offering	128,448,000	20,376,000
Principal payments on long term-debt and capital leases	(98,391,000)	(5,796,000)

Cash provided by financing activities	22,160,000	17,290,000

Net increase in cash and cash equivalents	15,430,000	2,151,000
Cash and Cash Equivalents, Beginning of Period	14,398,000	10,914,000

Cash and Cash Equivalents, End of Period	$29,828,000	$13,065,000

MTR GAMING GROUP, INC

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

        The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2—GAMING OPERATIONS

        On April 21, 2001, the West Virginia Legislature passed HB 102, which was signed into law and became effective on that date. The law, which among other things, established a new distribution scheme for the portion of each racetrack's net win in excess of that racetrack's net win (gross wagers less patron payouts) for the twelve months ending June 30, 2001. For Mountaineer, the threshold is $160 million. After deducting the State Lottery Commission's 4% administrative fee this "Excess Net Terminal Income"—as it is referred to in the law—is subject to a 10% surcharge. Further, after deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the racetracks will receive 42% (as opposed to 47%) of the remaining net win. The Company exceeded the Excess Net Terminal Income threshold during the latter part of March 2003 through June 2003, and as a result incurred additional statutory payments (net) of approximately $3,569,000. The Company exceeded the Excess Net Terminal Income threshold during April through June 2002 and incurred additional statutory payments of $1.9 million. The Bill also created a capital reinvestment fund to which the State contributes 42% of the surcharge applicable to each track. Generally, for each dollar a racetrack expends on eligible capital improvements for the racetrack and adjacent property, the racetrack will receive a dollar from the capital reinvestment fund. Depending upon the cost of a project, any amount expended in excess of the balance in the capital reinvestment fund may be carried forward three subsequent years. The Company recognizes amounts due from the capital reinvestment fund as qualifying capital expenditures are incurred and amounts are available in the capital reinvestment fund. The Company's qualifying capital expenditures exceeded amounts contributed to the capital reinvestment fund at September 30, 2003 by approximately $37 million. Accordingly, the Company recognized a receivable of $2,793,000 representing its share of the capital reinvestment for the nine months ended September 30, 2003.

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

        On July 17, 2003, the Pennsylvania State Horse Racing Commission unanimously reinstated Presque Isle Downs' license to build a thoroughbred racetrack and conduct parimutuel wagering in Erie. On August 4, 2003, Pittsburgh Palisades Park, LLC filed a challenge of the July 17 reinstatement in the Commonwealth Court of Pennsylvania. The Company and the Racing Commission have filed motions for Summary Relief, which the Commonwealth Court has agreed to hear in conjunction with the appeal on December 10, 2003. The Company believes the Racing Commission acted in accordance with all applicable laws and the directives of the court's June decision. The Company plans to break ground for construction as soon as practicable after the Racing Commission's order reinstating our license becomes final and non-appealable.

        On July 29, 2003, Keystone Downs, LLC (Keystone Downs) an entity in which the Company will own no more than 50% and intends to manage through a management agreement, filed an application to build a new thoroughbred racetrack with parimutuel wagering in Allegheny County, Pennsylvania, northeast of Pittsburgh. Keystone Downs is one of several applicants for the remaining license in Pennsylvania and the licensing process is expected to be highly competitive. Accordingly, there can be no assurance that Keystone Downs will receive a license, that it will be able to execute its plans, or that it will be profitable. If Keystone Downs is successful in obtaining a license, the required investment by the Company will be dependent upon several factors including the number of other investors participating in the project and their respective ownership interest; provisions of legislation if passed in Pennsylvania relative to legalizing slot machines (including applicable license fees); construction cost which will depend on the final architectural design and amenities to be included; and the availability and terms of project financing.

NOTE 4—ACQUISITION OF SCIOTO DOWNS

        On July 31, 2003 the Company consummated its acquisition of Scioto Downs, Inc. (Scioto Downs), which owns and operates a harness horse racing facility with parimutuel wagering in Columbus, Ohio. The acquisition was made as part of the Company's strategy to diversify and leverage the Company's expertise by building or acquiring other middle-market gaming and/or parimutuel businesses in states that border West Virginia. The Company agreed to pay $32.00 per share, in cash, for the 595,767 outstanding shares of Scioto Downs' common stock. Each Scioto Downs shareholder could have elected to receive, instead of the $32.00 per share amount, an amount per share equal to $17.00 plus ten annual contingent earnout payments (commencing the first calendar year in which Scioto Downs is permitted to conduct new forms of gaming) based upon 10% of the growth of Scioto Downs' EBITDA compared to the average of Scioto Downs' EBITDA for the three years ended October 31, 2002. Holders of 10,707 shares elected to receive the contingent earnout payments. Total consideration approximated $19.7 million (including approximately $839,000 of transaction costs). The purchase price was funded with cash on hand derived substantially from the Company's March 2003 issuance of senior unsecured notes. At the date of the acquisition the Company also had advances to Scioto Downs of $2.1 million.

        The acquisition has been accounted for under the purchase method and Scioto Downs' results have been included in the Company's consolidated results from the date of acquisition. The purchase price has been allocated to the assets acquired based upon appraisals of estimated fair values. Such estimated values are preliminary and may change as more facts become known.

        The unaudited proforma combined historical results, assuming Scioto Downs had been acquired at the beginning of 2003 and 2002 respectively, are estimated to be as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Total Revenues	$85,559,000	$79,804,000	$228,384,000	$209,850,000
Net Income	5,900,000	5,706,000	11,803,000	13,398,000
Net Income per share – Basic	$0.21	$0.21	$0.42	$0.50
Net Income per share – Diluted	$0.21	$0.20	$0.41	$0.46

        The proforma results include the additional depreciation of the property and interest expense on the debt incurred to finance the purchase. The unaudited proforma results of operation have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would actually have resulted had the Scioto Downs acquisition occurred as of January 1, 2003 and 2002, respectively.

NOTE 5—EQUITY TRANSACTIONS

        During the three months ended September 30, 2003, there were no options exercised to purchase the Company's common stock. During the three months ended September 30, 2002, option holders exercised options to purchase 304,000 shares of the Company's common stock at prices ranging from $1.3438 to $2.00 per share by delivery of cash proceeds totaling $411,000.

        During the nine months ended September 30, 2003, holders of previously issued options to purchase the Company's common stock exercised options to purchase a total of 1,532,500 shares of the Company's stock at prices ranging from $2.00 to $2.50 per share by delivery of cash proceeds of $2,397,000 and 408,773 shares of common stock (in connection with the exercise price and applicable withholding taxes). During the nine months ended September 30, 2002, holders of previously issued options to purchase the Company's common stock exercised options to purchase a total of 600,500 shares of the Company's stock at prices ranging from $1.3438 to $7.30 per share by delivery of cash proceeds of $2,030,000.

        During the three months ended September 30, 2002 the Company repurchased and retired 290,000 shares of its common stock in the open market for $2,401,300.

        During the nine months ended September 30, 2003 and September 30, 2002 the Company repurchased and retired 554,700 and 310,318 shares of its common stock in the open market for $3,823,000 and $2,667,000, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income, as reported	$5,989,000	$6,224,000	$12,860,000	$15,173,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(85,000)	(19,000)	(549,000)	(155,000)

Pro Forma net income	$5,904,000	$6,205,000	$12,311,000	$15,018,000

Earnings per share:
Basic, as reported	$0.22	$0.23	$0.46	$0.56
Basic, pro forma	$0.21	$0.23	$0.44	$0.56
Diluted, as reported	$0.21	$0.22	$0.45	$0.52
Diluted, pro forma	$0.21	$0.22	$0.43	$0.52

NOTE 6—SALE OF PROPERTY

        On March 11, 2003 the Company completed the sale of its hotel/casino property in Reno, Nevada. The terms of the sale included $787,500 cash at closing (exclusive of closing costs) and a seven-year promissory note of $2,162,500, secured by a first mortgage on the property and a guarantee by the purchaser's principals. The purchasers are not affiliated with the Company. The sale after consideration of closing costs resulted in a loss of approximately $18,000. The loss on the sale of the Reno Property is included in "gain on sale of property" on the Condensed and Consolidated Statements of Operations included in this report, which also includes a gain of $450,000 from the sale of land at Mountaineer Park in connection with a State road widening project.

NOTE 7—INCOME TAXES

        The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 (Statement 109), "Accounting for Income Taxes". Under Statement 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income tax reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. There is no valuation allowance at September 30, 2003 and 2002. The Company and its subsidiaries file a consolidated federal income tax return.

NOTE 8—LONG-TERM DEBT

        On March 25, 2003 the Company consummated the private sale of $130 million of 9.75% senior unsecured notes. The net proceeds after discounts, fees and expenses of the offering were approximately $123.9 million, of which $93.4 million was used to repay all amounts outstanding and due under the Second Amended and Restated Credit Agreement. The remaining proceeds were for general corporate purposes. The senior unsecured notes mature on April 1, 2010. On or prior to Apri1, 2006 the Company may redeem up to 35% of the aggregate principal amount of the senior unsecured notes, plus accrued and unpaid interest, with the net cash proceeds of certain public offerings of the Company's stock. On or after April 1, 2007, the Company may redeem all or a portion of the senior unsecured notes at a premium that will decrease over time as set forth in the agreement, plus accrued and unpaid interest.

        On March 28, 2003, the Company entered into the Third Amended and Restated Revolving Credit Agreement in the amount of $50 million with Wells Fargo Bank. Under the Third Amended and Restated Credit Agreement, up to $3.0 million will be available for use in connection with letters of credit, and up to $10.0 million in short term funds will be available for use under a "swing line" facility on same day notice to lenders. Obligations under the Third Amended and Restated Credit Agreement are guaranteed by each of the Company's operating subsidiaries. Borrowings under the Third Amended and Restated Credit Agreement and the subsidiary guarantees are secured by substantially all of the assets of the Company and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees. In general, borrowings under the Third Amended and Restated Credit Agreement will bear interest based, at the Company's option, on either the agent bank's base rate or LIBOR, in each case plus a margin. The applicable margin will be based on the leverage ratio at the time and will range form 75 to 275 basis points for base rate loans and 200 to 400 basis points for LIBOR loans. Loans under the Third Amended and Restated Credit Agreement mature in 2008, five years after the date of execution of the Credit Agreement. The Credit Agreement contains financial covenants that require the Company to satisfy, on a consolidated basis, specified quarterly financial tests. As of September 30, 2003 no drawings have been made on the credit facility. However, a letter of credit for $645,000 is outstanding.

        On November 12, 2003 the Credit Agreement was amended (effective September 30, 2003) to give consideration to the Scioto Downs acquisition.

NOTE 9—SUBSEQUENT EVENTS

        During October 2003, the Company acquired 130 acres of real property in Erie Pennsylvania for approximately $2.7 million as part of an alternative site for the proposed racetrack. The Company also acquired 315 acres of real property in West Virginia in connection with its expansion plans for approximately $243,000.

        Also during October 2003, the Company was registered as a publicly traded holding company by the Nevada Gaming Commission (the "Nevada Commission") without limitations. In addition, the Company and Mountaineer Park Inc. were approved by the Nevada Commission to participate in pari-mutuel to share in the revenues from the conduct of off-track parimutuel race wagering in Nevada. Speakeasy Gaming of Las Vegas, Inc. obtained a nonrestricted gaming license to conduct gaming operations at the Company's property in North Las Vegas without limitations. Likewise, the individuals who applied for required licenses and/or findings of suitability were approved. The approvals granted by the Nevada Commission were conditioned upon an additional employee applying for a finding of suitability.

NOTE 10—RECENTLY ISSUED ACCOUNTING STANDARDS

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51", (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied at the first interim or annual period ending after December 15, 2003. The Company has not identified any variable interest entities for which consolidation under FIN 46 is appropriate.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

        This document includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, will, likely continue and similar terms and phrases, and include all discussions of our plans for the design, development, construction and operation of proposed racetracks and our plans for acquisition of properties and operations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to a number of risks and uncertainties that could cause the statements made to be incorrect and /or for actual results to differ materially. Those risks and uncertainties include but are not limited to weather conditions or road conditions limiting access to the Company's properties and the cyclical and seasonal nature of the Company's business, adverse changes in West Virginia video lottery laws or the rates of taxation of video lottery operations, legalization of new forms of gaming in the Company's target markets, which would lead to increased competition, other significant competition, general economic conditions affecting the resort business, dependence upon key personnel, changes in the number of diluted shares, leverage and debt service, expiration or non-renewal of gaming licenses, costs associated with maintenance and expansion of Mountaineer Park's infrastructure to meet the demands attending increased patronage, cost and risks attending construction, expansion of operations, continued dependence on Mountaineer for the vast majority of our revenues, disruption in developing and integrating our Ohio operations and our planned Pennsylvania operations, as well as other facilities we may expand and/or acquire, extensive regulation by gaming and racing authorities, favorable resolution of the legal challenge to our license to build Presque Isle Downs, regulatory approval of our building plans for Presque Isle Downs, and closing on the real property currently under option for the project, environmental laws and potential exposure to environmental liabilities, limited public market and liquidity, shares eligible for future sale, impact of anti-takeover measures, successful cross marketing of the Company's Ohio and planned Pennsylvania operations with Mountaineer and other risks detailed from time to time in our Securities and Exchange Commission filings and press releases. With respect to our participation in Keystone Downs, execution of our plans is subject to a number of risks and uncertainties, including but not limited to licensing by the Pennsylvania State Horse Racing Commission, which we anticipate will be highly competitive, closing on the real property upon exercise of the various option contracts, feasibility studies, and other customary due diligence. Accordingly, there can be no assurance that the Company's plans to build a track in Allegheny County will be executed. The Company does not intend to update publicly any forward-looking statements, except as may be required by law.

RESULTS OF OPERATIONS

        The Company, through wholly owned subsidiaries, owns and operates the Mountaineer Racetrack and Gaming Resort ("Mountaineer Park") in Chester, West Virginia, the Ramada Inn and Speedway Casino in North Las Vegas, Nevada (the "Speedway Property"), and until it was sold on March 11, 2003, the Ramada Inn in Reno, Nevada (the "Reno Property" or, collectively with the Speedway Property, the "Nevada Properties"). On July 31, 2003 the Company consummated its acquisition of all of the issued and outstanding stock of Scioto Downs, Inc., which owns and operates a harness horse racing track with parimutuel wagering in Columbus, Ohio. Scioto Downs' operating results are included in consolidated operating results for periods subsequent to the July 31, 2003 acquisition date. The Company has obtained a license to build a thoroughbred racetrack and operate parimutuel wagering in Erie, Pennsylvania, subject to favorable resolution of a legal challenge to the July 2003 reinstatement of the license and various land acquisition and development risks.

        The Company anticipates that Mountaineer Park, particularly through its gaming operations, will continue to be the dominant factor in the Company's financial position, operating results and cash flows. Increases in the number of slot machines and periodic legislative enhancements that have permitted more popular types of games, higher wagering limits, as well as the investment in infrastructure and amenities, allow Mountaineer to provide patrons a high quality, diverse gaming and entertainment experience in a resort atmosphere. The operating results for the Speedway Property have and may continue to be impacted by increased competition in the North Las Vegas market. Additional marketing and promotional efforts as well as changes in certain gaming product offerings may be required in order to maintain revenue levels. In March of 2003, the Company sold the Reno Property, which had an operating loss of $320,000 in 2003 compared to an operating loss of $1,280,000 during the nine months ended September 30, 2002. Scioto Downs operates live racing from May to September and year-round simulcasting. Scioto Downs had an operating loss of $259,000 for the quarter from the date of acquisition. Management is presently reviewing Scioto Downs' operations to address the seasonal impact of racing.

        Unless stated otherwise, references to total revenues, revenues and gross profit (loss) are before deducting promotional allowances.

THREE MONTHS ENDED SEPTEMBER 30, 2003,
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

OPERATING REVENUES AND COSTS

        The Company earned revenues for the respective three-month periods in 2003 and 2002 as shown below:

	THREE MONTHS ENDED SEPTEMBER 30
	2003	2002
Operating Revenues:
Gaming	$70,312,000	$66,401,000
Parimutuel commissions	3,762,000	2,238,000
Food, beverage and lodging	7,210,000	6,424,000
Other	2,779,000	2,131,000

Total revenues	84,063,000	77,194,000
Less promotional allowances	(1,415,000)	(1,586,000)

Net Revenues	$82,648,000	$75,608,000

        For the third quarter of 2003, the Company's total revenues increased by $6.9 million, or 9% including $1.5 million relating to Scioto Downs compared to the same period in 2002. Gaming revenues increased by $3.9 million with gaming operations at Mountaineer Park accounting for $4.0 million of the increase and offsetting the decrease at the Speedway Property, having grown from $64.6 million to $68.7 million. Parimutuel commission revenues increased by $1.5 million or 68% as a result of growth at Mountaineer and revenues from Scioto Downs of $862,000. Mountaineer Park's revenue from parimutuel commissions increased by $663,000 or 30% due to the growth of export simulcasting, due in part to an increase in the numbers of sites. Mountaineer achieved the increase despite holding five fewer live race days than during the third quarter of 2002. Food beverage and lodging revenues increased by $786,000 or 12% from $6.4 million in 2002 to $7.2 million in 2003. This increase is due principally to the increase in food, beverage and lodging revenue at Mountaineer Park from $5,460,000 in 2002 to $6,098,000 in 2003. The increase in food, beverage and lodging revenues at Mountaineer Park reflects increased patron traffic. Scioto food and beverage revenues of $459,000 offset the $322,000 decline attributable to the sale of Reno. Other revenue increased by $648,000 or 30% due to retail operations, catering, commissions (such as ATM, check cashing, and credit card service fees) and the addition of Scioto Downs.

        The Speedway Property contributed $2.3 million in total revenue in the third quarter of 2003 compared to $2.4 million for the same period in 2002. The gaming revenue for the three months ended September 30, 2003 was $1.8 million, compared to $1.7 million in 2002. The sources of remaining revenues for the third quarter of 2003 were $653,000 from food, beverage and lodging and $13,000 in other revenue compared to $641,000 and $18,000, respectively for the comparable period in 2002. Revenue growth for the Speedway Property was impacted during this quarter by a newly opened casino in the area.

        Scioto Downs' revenues from the date of acquisition totaled $1.5 million consisting of parimutuel commissions, food and beverage and other revenues of $861,000, $459,000 and $160,000, respectively.

        Promotional allowances decreased by $171,000 or 11% due to modifications to Mountaineer Park's Frequent Player Program and reduction of certain promotional programs in favor of a market awareness program.

        Directly related expenses increased by $2.8 million to $52.0 million in 2003 compared to $49.2 million in 2002. This increase in directly related expenses correlates with the $6.9 million increase in total revenues. Approximately $2.1 million of the increase in operating cost is attributable to the gaming operations, which includes $1.9 million applicable to state taxes and fees. Parimutuel commissions direct cost increased by $626,000 or 32% from 2002 due principally to the addition of Scioto Downs, while cost of food, beverage and lodging increased by $499,000 or 10.6%. Although the cost of food, beverage and lodging increased by $286,000 at Mountaineer Park due to increased sales and expanded operations, this increase was offset by a decline in cost of food, beverage and lodging at the Nevada Properties due to reduced operations at the Reno Property and the sale, which was completed in March 2003. Scioto Downs added $377,000 to the cost of food and beverage. The cost of other revenue decreased by $498,000 in 2003 to $2.4 million due principally to lower entertainment costs.

        Operating costs and gross profits earned from operations for the three-month periods ended September 30, 2003 and 2002 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30
	2003	2002
Operating Costs:
Gaming operations	$41,889,000	$39,758,000
Pari-mutuel commissions	2,560,000	1,934,000
Food, beverage and lodging	5,195,000	4,696,000
Other revenues	2,357,000	2,855,000

Total Operating Costs	$52,001,000	$49,243,000

Gross profit (Loss):
Gaming operations	$28,423,000	$26,643,000
Parimutuel commissions	1,202,000	304,000
Food, beverage and lodging	2,015,000	1,728,000
Other revenues	422,000	(724,000)

Gross Profit (Before Promotional Allowances)	32,062,000	27,951,000
Less promotional allowances	(1,415,000)	(1,586,000)

Total Gross Profit	$30,647,000	$26,365,000

GAMING OPERATIONS

        Revenues from gaming operations increased by 6% or $3.9 million from $66.4 million in 2002 to $70.3 million in 2003. Management attributes the increase to the following factors: (1) increase in machine count at Mountaineer Park from an average of 2,995 during the third quarter of 2002 to an average of 3,220 during the same period in 2003; (2) increase in patronage driven by new amenities as Mountaineer Park develops into a destination resort; (3) marketing and promotional campaigns; and (4) new game themes and equipment to meet changing patron preferences.

        A summary of gaming gross wagers less patron payouts ("net win") for the three months ended September 30, 2003 (with an average of 3,220 terminals) and 2002 (with an average of 2,995 terminals) for Mountaineer Park is as follows:

	THREE MONTHS ENDED SEPTEMBER 30
	2003	2002
Total gross wagers	$780,570,000	$736,004,000
Less patron payouts	(711,897,000)	(671,356,000)

Revenue — Gaming operations	$68,673,000	$64,648,000

Average daily net win per terminal	$232	$237

        For the three months ended September 30, 2003, the average net win per day for coin drop machines at Mountaineer Park was $243 and $179 for ticket terminals. For the same period average daily net win for the track-based gaming machines was $62 per machine (including $0 for non-racing days when those gaming rooms were closed) compared to $261 earned on the Lodge-based terminals for a facility-wide average $232 per machine per day. Because of the 8% increase in average number of gaming machines (that were installed to address peak demand times on weekends and holidays), management does not view the decrease in daily net-win-per-machine as a negative trend in slot revenue. To the contrary, management is encouraged by the increase in slot revenue.

        On March 25, 2003 the West Virginia Lottery Commission approved the addition of 500 slot machines at Mountaineer Park. Since the date of approval, approximately 200 slot machines were added with the remaining machines to be installed as patron demand dictates.

        The Speedway Property had gaming revenues of $1.6 million and $1.8 million for the three months ended September 30, 2003 and 2002, respectively. Although increased competition in the area has impacted the revenue for the Speedway Property, the Speedway Property will continue to implement and evaluate marketing and promotional campaigns and evaluate gaming product offerings in an effort to maintain and increase its market share.

        Costs of gaming operations increased by $2.1 million, or 5%, to $41.9 million for the three months ended September 30, 2003. The increase corresponds with the 6% increase in revenue. Cost of gaming revenue in West Virginia increased by $2.1 million or 5% to $41.0 million for the third quarter 2003. This also corresponds to the 6% gaming revenue increase for this property and reflects an increase of $1.9 million in statutory payments, or increased gaming taxes. Although wages declined due to operating efficiencies, certain employee benefits costs and supplies expenses increased for the quarter ending September 30, 2003 resulting in a net increase of $222,000. For the quarter ending September 30, 2003, the Speedway Property incurred $846,000 in costs associated with gaming, which is a 2% decrease over the same period in 2002.

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

        In April 2001, West Virginia amended its video lottery statute. The amendment, among other things, established a new distribution scheme for the portion of each racetrack's net win in excess of that racetrack's net win for the twelve months ending June 30, 2001 (referred to in the amendment as "Excess Net Terminal Income"). After deducting the administrative fee, the Excess Net Terminal Income is subject to a 10% surcharge. The remaining amount of the excess net terminal income is distributed as follows:

	Excess Net Terminal Income
State of West Virginia	41.0	%(1)
Hancock County	2.0	%(1)
Horseman's Association (racing purses)	9.5	%(1)
Other	5.5	%(1)

Total Statutory Payments	58.0	%(1)

(1)
Excludes a 4% administrative fee charged by the State of West Virginia based on revenues, and effective July 1, 2001 as discussed above a 10% surcharge once certain levels of revenue are achieved. In addition, rates are applied to revenues net of this 4% administrative fee and the 10% surcharge when applicable.

        After deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the racetracks will receive 42% (as opposed to 47%) of the remaining net win. The reduction in the net win percentage (or conversely the increase in statutory payments) is reflected by the Company as a cost of gaming for the period during which the Company generates Excess Net Terminal Income. For Mountaineer Park, the threshold for Excess Net Terminal Income is fixed at approximately $160 million, which, based upon the State's June 30 fiscal year end, the Company exceeded in late March 2003 through June 30, 2003.

        The amended Lottery Act also creates a separate capital reinvestment fund for each racetrack to which the State contributes 42% of the surcharge attributable to each racetrack. Generally, for each dollar a racetrack expends on eligible capital improvements for the racetrack and adjacent property, the track will receive a dollar from the capital reinvestment fund. Depending upon the cost of a project, any amount expected in excess of the balance in the capital reinvestment fund may be carried forward three subsequent years. The company will recognize amounts due from the capital reinvestment fund to the extent qualifying expenditures have been incurred and amounts are available in the capital reinvestment fund. At September 30, 2003, the Company's eligible capital improvements which can be carried forward aggregated approximately $37 million.

        The State of West Virginia's new fiscal year for measurement purposes commenced July 1, 2003. Accordingly, the surcharge and reduction in the net win retention percentage did not have any effect on the statutory payments for the three months ended September 30, 2003.

        Taxes and assessments paid to all of these funds are included in "Costs of Gaming" in the Condensed and Consolidated Statements of Operations. Statutory costs and assessments, excluding the State Administrative Fee and the Company's share of the capital reinvestment fund, for the respective three-month periods are as follows:

	THREE MONTHS ENDED SEPTEMBER 30
	2003	2002
Employee Pension Fund	$330,000	$313,000
Horsemen's Purse Fund	10,226,000	9,704,000

Subtotal	10,556,000	10,017,000
State of West Virginia	19,792,000	18,781,000
Tourism Promotion Fund	1,979,000	1,878,000
Hancock County	1,319,000	1,252,000
Racing Commission	660,000	626,000
Misc. State Projects	660,000	626,000

	$34,966,000	$33,180,000

PARIMUTUEL COMMISSIONS

        Total revenues for parimutuel commissions for the three months ending September 30, 2003 increased by $1.5 million, or 68%, compared to the same period in 2002. This increase can be attributed principally to the success of our export simulcasting at Mountaineer Park and the addition of Scioto Downs.

        Mountaineer Park's parimutuel commissions for the three months ended September 30, 2003 and 2002 are summarized below:

	THREE MONTHS ENDED SEPTEMBER 30
	2003	2002
Simulcast racing parimutuel handle (import)	$5,445,000	$5,957,000
Live racing parimutuel handle	5,127,000	5,110,000
Less patrons' winning tickets	(8,330,000)	(8,729,000)

	2,242,000	2,338,000
Revenues — export simulcast	3,267,000	2,136,000

	5,509,000	4,474,000
Less:
State and county parimutuel tax	(135,000)	(131,000)
Purses and Horsemen's Association	(2,474,000)	(2,105,000)

Revenues — parimutuel commissions	$2,900,000	$2,238,000

        The increase as previously noted can be attributed to the success of our export simulcasting, offset in part by a decline in the number of live racing meets and related live and import simulcast revenue. The increase in export simulcasting is attributed to the growth in the number of sites receiving our signal to 814. The increased Purse and Horsemen's Association amounts is attributable mainly to the increase in export simulcasting revenues. Average daily export simulcasting handle rose 38% to $1.2 million due to our continuing efforts to add outlets.

        Parimutuel commissions for Scioto Downs totaled $862,000, after purses and parimutuel taxes, for the period from the date of acquisition through September 30, 2003. Scioto Down's live racing season runs from May to September and they also operate year-round simulcasting.

        Management remains optimistic that its export simulcast business will continue to grow as the Company is able to add new outlets, but not at levels achieved in 2002 and to date in 2003, because growth to date has exceeded our expectations and because state laws limit the number of available outlets. Live racing and import simulcast are expected to continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or utilization of telephone and/or Internet wagering).

        Total cost of parimutuel commissions increased by $626,000 or 32%, from $1,934,000 in the third quarter of 2002, to $2,560,000 in the third quarter of 2003. This increase is attributable principally to the costs associated with Scioto Downs' parimutuel commissions that aggregated $581,000.

FOOD, BEVERAGE AND LODGING OPERATIONS

        Food, beverage and lodging accounted for a combined revenue increase of 12% to $7.2 million for the three months ended September 30, 2003 compared to $6.4 million for the same period in 2002. Company wide, restaurant, bar and concession facilities produced $822,000 of the revenue increase, a 20% increase over the three months ended September 30, 2002. Food and beverage revenues increased by $368,000 to $4.0 million at Mountaineer Park in the third quarter of 2003 due to increased patron traffic and expansion and remodeling of Gatsby Restaurant. Scioto Downs contributed food and beverage revenues of $459,000 from the date of acquisition.

        Lodging revenues were $2.3 million for the three months ended September 30, 2003, which is comparable to revenues in the same period in 2002. Lodging revenues in West Virginia increased by $269,000 or 15% due to the increased occupancy levels and a small increase in average room rate. Occupancy during the three months ended September 30, 2003 ranged from 71% for weekdays to 93%

for weekends. The overall average occupancy rate was 77% for the quarter with an average room rate of $83. Lodging revenues for the Nevada Properties decreased by $304,000 during the three months ended September 30, 2003 compared to the same period in 2002 due principally to the sale of the Reno Property in March 2003.

        Direct expenses of food, beverage and lodging operations increased from $4.7 million for the third quarter of 2002 to $5.2 million for the same period in 2003. The direct expenses of food, beverage and lodging operations at Mountaineer Park and the Speedway Property increased by $286,000 and $59,000, respectively. Company wide, food and beverage direct costs increased by $820,000 to $4.6 million for a gross profit of $353,000 for the three months ended September 30, 2003 as compared to a gross profit of $347,000 for the same period in 2002. Food and beverage direct costs increased by $429,000 at Mountaineer Park as a result of increased sales, expanded dining facilities and food and beverage inventory cost adjustments and increased employee benefit costs and by $49,000 at the Speedway Property. Scioto Downs' direct cost of food and beverage totaled $377,000 resulting in a gross profit of $82,000. Lodging direct cost totaled $640,000 for the third quarter of 2003 as compared to $957,000 for the same period in 2002 resulting in a gross profit of $1,662,000 for 2003 compared to $1,381,000 for the same period in 2002. The increase in gross profit is attributable principally to the operations of the Grande Hotel at Mountaineer Park and increased patron traffic.

        Mountaineer Park's gross profit for food, beverage and lodging was $2,038,000 for the third quarter of 2003, compared to a gross profit of $1,688,000 for the same period in 2002. The food and beverage operations had a gross profit of $401,000 this quarter that was impacted by food and beverage inventory cost adjustments and increased employee benefit costs, as compared to a profit of $458,000 for the same period in 2002. Lodging operations had a gross profit of $1,637,000 in 2003 as compared to $1,226,000 for the same period in 2002. The increase in gross profit for food, beverage and lodging is attributable principally to the increased revenues associated with the increased patron traffic, expansion of food service facilities and increased occupancy at the new Grande Hotel.

OTHER OPERATING REVENUES

        Other revenues increased by 30% to $2,779,000 for the three months ended September 30, 2003 compared to the same period in 2002. Other operating revenues are primarily derived from special events at the Harv, the Spa, Fitness Center, Convention Center, retail plaza (Gift Shoppe/Jewelry Shoppe), golf course, sale of programs, admission fees, lottery tickets, check cashing and ATM services. The revenue from special events held at the Harv in the third quarter of 2003 decreased by $306,000 or 43%, compared to the same period in 2002 due to fewer events in 2003. The retail plaza and Spa revenues increased by $204,000 or 170% in the third quarter of 2003 compared to the same period in 2002. Revenues from the Convention Center and catering increased by $133,000 to $466,000 for the third quarter of 2003 as a result of increased marketing of the Convention Center facility and the ability to cross-market convention services with the new hotel rooms. Scioto Downs contributed other revenues of $160,000. Fees, commissions and other income increased by $479,000.

        Cost of other revenues decreased by $498,000 or 17% from $2,855,000 for the three months ended September 30, 2002 to $2,357,000 for the three months ended September 30, 2003. This decrease was attributed to a $925,000 decline in entertainment costs offset by the expanded operations of the retail plaza and the Convention Center, net increases in costs in other areas and the addition of Scioto Downs.

MARKETING AND PROMOTIONS EXPENSE

        Company wide, marketing expenses for the third quarter of 2003 were $2,082,000 which is $696,000 lower than the third quarter of 2002, resulting from management's efforts to more efficiently promote Mountaineer Park notwithstanding the increased number of amenities and ancillary businesses.

GENERAL AND ADMINISTRATIVE AND INTEREST EXPENSES

        General and administrative expenses for the third quarter of 2003 increased by $2.1 million or 23% from $8.9 million to $11.0 million. General and administrative cost for the third quarter 2003 represented 13% of total revenues in comparison to 12% in the third quarter of 2002. The increase in general and administrative cost can primarily be attributed to: (1) an increase in salary and benefit costs ($384,000) and supplies ($167,000) related to Mountaineer Park's expanded facilities and larger crowds; (2) increase in property insurance at Mountaineer Park ($31,000) and Director and Officer insurance ($97,000); (3) increase in real estate and other taxes at Mountaineer Park ($202,000 and $143,000, respectively); (4) increase in professional fees related to the Company's pursuit of a license to build a new racetrack in Erie, Pennsylvania ($93,000); (5) increase in cost of legal matters ($103,000); and (6) increase in amounts associated with long term incentive compensation arrangements ($432,000). Scioto Downs' general administrative costs totaled $478,000 for the period from the date of acquisition.

        Interest expense increased by $2.2 million to $3.5 million in the third quarter 2003, from $1,249,000 in the third quarter 2002. This increase to $3.5 million is attributable to increased borrowing levels and to the issuance of $130 million of 9.75% senior notes near the end of the first quarter of 2003.

DEPRECIATION AND AMORTIZATION EXPENSE

        Depreciation and amortization expenses increased by 25%, or $958,000, to $4.8 million for the three months ended September 30, 2003. This increase reflects the $25.9 million increase in property at September 30, 2003 (including $13.7 million attributable to the Scioto Downs acquisition) in comparison to September 30, 2002. Depreciation and amortization expense for the Nevada Properties decreased by $24,000 to $321,000 for the three months ended September 30, 2003. Depreciation and amortization expense for Scioto Downs was $144,000 based upon preliminary purchase price allocations as discussed in Note 4 to the Condensed and Consolidated Financial Statements.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

OPERATING REVENUES AND COSTS

        The Company earned revenues for the respective nine-month periods in 2003 and 2002 as shown below:

	NINE MONTHS ENDED SEPTEMBER 30
	2003	2002
Operating Revenues:
Gaming	$191,819,000	$177,580,000
Parimutuel commissions	8,194,000	6,747,000
Food, beverage and lodging	17,631,000	14,593,000
Other	5,528,000	4,805,000

Total revenues	223,172,000	203,725,000
Less promotional allowances	(3,760,000)	(4,333,000)

Net Revenues	$219,412,000	$199,392,000

        Total revenues increased from $203.7 million in the first nine months of 2002 to $223.2 million in 2003, an increase of $19.5 million or 9.6%. Gaming revenues increased by $14.2 million with gaming operations at Mountaineer Park accounting for $14.3 million of the increase (offsetting a $100,000 decrease at the Speedway Property). Revenue from parimutuel commissions increased by $1.4 million for the nine months ended September 30, 2003, with Mountaineer Park and Scioto Downs contributing $585,000 and $862,000 to the increase, respectively. At Mountaineer Park export simulcast fees generated an increase of $735,000 offset by a decrease in live and import simulcast commissions due to racing 15 fewer days in the first nine months of 2003 (due to inclement weather and scheduling of race dates). Food, beverage and lodging operations and other operations contributed $3.0 million and $723,000, respectively of increased revenues for this period. Scioto Downs' food and beverage and other revenues added $459,000 and $160,000 respectively from the date of acquisition.

        The Nevada Properties contributed $7.1 million in total revenue for the first nine months of 2003, a $822,000 or 10.4% decrease from revenues of $7.9 million during the first nine months of 2002. Total revenues generated by the Speedway Property were $7.0 million, $22,000 less than the first nine months of 2002. For the nine months of operations in 2003, the Speedway Property generated $5.1 million of gaming revenue. The sources of the remaining revenues for the first nine months of 2003 were $1.9 million from food, beverage and lodging and $39,000 in other revenue. The decrease in total revenues for the Nevada Properties is attributed to the sale of the Reno Property in March 2003. The Reno Property had revenues of $47,000 and $847,000 during the nine months ended September 30, 2003 and 2002, respectively.

        Scioto Downs' revenues from the date of acquisition totaled $1.5 million consisting of parimutuel commissions, food and beverage and other revenues of $861,000, $459,000 and $160,000, respectively.

        Promotional allowances decreased by $573,000 or 13% due to modification to Mountaineer Park's Frequent Player Program and reductions in certain promotional programs in favor of a market awareness program.

        The Company's $19.5 million increase in total revenues resulted in higher total costs, as directly related expenses increased by $10.5 million to $143.0 million during the nine months ended September 30, 2003 compared to the same period in 2002. Costs of gaming operations, including applicable state taxes and fees increased by approximately $9.8 million. Parimutuel direct cost increased by $466,000, while cost of food, beverage and lodging increased by $828,000. The cost of other income decreased by $599,000 due mainly to fewer shows and special events at the Harv, offset by increased costs from the addition and/or expanded operations of the retail plaza, Spa, Fitness Center and Convention Center. Scioto Downs' directly related expenses for parimutuel commissions, food and beverage and other totaled $1.1 million for the period from the date of acquisition.

        Operating costs and gross profit earned from operations for the nine-month periods ended September 30, 2003 and 2002 as follows:

	NINE MONTHS ENDED SEPTEMBER 30
	2003	2002
Operating Costs:
Gaming operations	$117,684,000	$107,925,000
Pari-mutuel commissions	6,086,000	5,620,000
Food, beverage and lodging	13,117,000	12,289,000
Other revenues	5,619,000	6,218,000

Total Operating Costs	$142,506,000	$132,052,000

Gross Profit (Loss):
Gaming operations	$74,135,000	$69,655,000
Pari-mutuel commissions	2,108,000	1,127,000
Food, beverage and lodging	4,514,000	2,304,000
Other revenues	(91,000)	(1,413,000)

Total Gross Profit (before promotional allowances)	80,666,000	71,673,000
Less promotional allowances	(3,760,000)	(4,333,000)

Total Gross Profit	$76,906,000	$67,340,000

GAMING OPERATIONS

        Company wide, revenues from gaming operations increased by 8% from $177.6 million in the first nine months of 2002 to $191.8 million in 2003. Management attributes the increase to the following factors: (1) Mountaineer Park's increase in slot machines from 3,000 to 3,220; (2) the increase in patronage driven by the new amenities at Mountaineer Park; (3) marketing and promotion campaigns; and (4) changing games and machines to meet changing patron preferences.

        A summary of the gaming revenues for Mountaineer Park for the nine months ended September 30, 2003 and 2002 is as follows:

	NINE MONTHS ENDED SEPTEMBER 30
	2003	2002
Total gross wagers	$2,151,493,000	$1,988,874,000
Less patron payouts	(1,964,787,000)	(1,816,491,000)

Revenues — gaming operations	$186,706,000	$172,383,000

Average daily net win per terminal	$220	$241

        For the nine months ended September 30, 2003, the average net win per day for coin drop machines at Mountaineer Park was $228 compared to $180 for ticket terminals. For the same period, the average daily net win per terminal for the track-based machines was $55 (including $0 for non-racing days when the gaming rooms were closed) compared to $249 earned on the Lodge-based terminals for a facility-wide average of $220. Management believes that the apparent decrease in net win for the nine months ended September 30, 2003 compared to the same period for 2002 reflects the absorption of a 18.5% increase in average machine count. Because of the 18.5% increase in average number of gaming machines (that were installed to address peak demand times on weekends and holidays), management does not view the decrease in daily net-win-per-machine as a negative trend in slot revenue. To the contrary, management is encouraged by the increase in slot revenue.

        Costs of gaming operations increased by $9.8 million, or 9%, to $117.7 million for the nine months ended September 30, 2003. Cost of gaming in West Virginia increased by $9.7 million or 9% to $115.0 million for the nine months ended September 30, 2003. This also corresponds to the 8% gaming revenue increase for this property and reflects an increase of $9.1 million in statutory payments, or increased gaming taxes, including approximately $3,569,000 (net of Mountaineer Park's share of capital reinvestment funds) which is the result of exceeding the revenue threshold as discussed below. The expanded gaming facilities, increased activity and customer service requirements necessitated additional personnel in some areas and an increase in other operating costs. As a result, wages, benefits and other operating costs increased for the nine months ended September 30, 2003 by $673,000. For the nine months ended September 30, 2003, the Speedway Property incurred $2.6 million in costs associated with gaming, which is a 1.9% increase compared to the same period in 2002.

        After payment of a State Administrative Fee of 4% of revenues, Mountaineer Park is obligated to make payments from the remaining video lottery revenues to certain funds administered by the West Virginia Lottery Commission as previously discussed in Management's Discussion and Analysis of the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

        The surcharge and the reduction in the net win retention percentage, after consideration of the amounts due from the capital reinvestment fund, which are discussed in the previously referred to section of Management's Discussion and Analysis, had the effect of increasing statutory payments for the nine months ended September 30, 2003 by approximately $3,569,000.

        Taxes and assessments paid to all of these funds are included in "Costs of Gaming" in the Condensed and Consolidated Statements of Operations. Statutory costs and assessments, excluding the State Administrative Fee and the Company's share of the capital reinvestment fund, for the respective nine-month periods are as follows:

	NINE MONTHS ENDED SEPTEMBER 30
	2003	2002
Employee Pension Fund	$864,000	$811,000
Horsemen's Purse Fund	23,183,000	23,121,000

Subtotal	24,047,000	23,932,000
State of West Virginia	58,402,000	57,939,000
Tourism Promotion Fund	5,182,000	4,868,000
Hancock County	3,455,000	3,246,000
Racing Commission	1,727,000	1,623,000
Misc. State Projects	1,727,000	1,623,000

	$94,540,000	$93,231,000

        The increase in the amounts paid to the State of West Virginia and the changes in the amounts paid to the Horsemen's Purse Fund and other Funds (despite an increase in gaming revenues) reflect the impact of changes in the payment distribution scheme as a result of the amended video lottery statute as previously discussed.

PARIMUTUEL COMMISSIONS

        Total revenues for parimutuel commissions for the nine months ended September 30, 2003 increased by $1.4 million or 21% compared to 2002. This increase can be attributable principally to the success of our export simulcasting at Mountaineer Park, despite racing 15 fewer days in 2003 due to inclement weather and scheduling of race days and the addition of Scioto Downs.

        Mountaineer Park's parimutuel commissions for the nine months ended September 30. 2003 and 2002 are summarized below:

	NINE MONTHS ENDED SEPTEMBTER 30
	2003	2002
Simulcast racing parimutuel handle (import)	$17,402,000	$17,739,000
Live racing parimutuel handle	11,968,000	13,234,000
Less patrons' winning tickets	(23,150,000)	(24,413,000)

	6,220,000	6,560,000
Revenues — export simulcast	7,576,000	6,118,000

	13,796,000	12,678,000
Less:
State and county parimutuel tax	(362,000)	(383,000)
Purses and Horsemen's Association	(6,102,000)	(5,548,000)

Revenues — parimutuel commissions	$7,332,000	$6,747,000

        Import simulcast handle for the nine months ended September 30, 2003 decreased 2% to $17.4 million compared to the same period in 2002. Live racing handle decreased by 10% from $13.2 Million in 2002 to $12.0 million in 2003. Commissions from import simulcast and live racing for 2003 decreased by $340,000 compared to 2002. Commissions for export simulcast increased by $1,458,000 to $7.6 million during the first nine months of 2003 compared to $6.1 million during the first nine months of 2002. The decrease in revenues from live racing and import simulcasting, which represents revenues from all parimutuel wagers placed by patrons at Mountaineer Park, is attributed principally to the reduction in race days in 2003. The increase in Purses and Horsemen's Association amounts is attributable principally to the increase in export simulcasting revenues. Average daily export simulcasting handle rose 31% to $1,149,000 due to our continuing efforts to add outlets, which now number 814.

        Parimutuel commissions for Scioto Downs totaled $862,000, after purses and parimutuel taxes, for the period from the date of acquisition through September 30, 2003. Scioto Downs' live racing season runs from May to September and they also operate year-round simulcasting.

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

        Total costs of parimutuel commissions increased by $466,000 or 8% from $5.6 million in the first nine months of 2002 to $6.1 million in the same period in 2003. This increase can be attributed principally to the costs associated with Scioto Downs' parimutuel commissions that aggregated $581,000, offset in part by a reduction in operating costs as a result of racing 15 fewer days during the nine months ended September 30, 2003 compared to the first nine months in 2002.

        For the nine months ended September 30, 2003, parimutuel operations showed a gross profit of $2.1 million versus $1.1 for the same period in 2002. This improvement in results from parimutuel operations is attributable largely to the growth of export simulcasting.

FOOD, BEVERAGE AND LODGING OPERATIONS

        Food, beverage and lodging revenues accounted for a combined revenue increase of 21% to $17.6 million for the nine months ended September 30, 2003 compared to $14.6 million for the same period in 2002. Company wide, restaurant, bar and concession facilities produced $11.8 million of the revenue, a 20% increase over the nine months ended September 30, 2002. Food and beverage revenues increased by $1.9 million to $10.2 million at Mountaineer Park in the first nine months of 2003. Management believes the increase in the number of patrons visiting the resort and expanded dining venues including La Bonne Vie, an upscale restaurant that opened in May 2002, and the expanded and remodeled Gatsby Restaurant resulted in the growth in this area. Food and beverage revenues for the Speedway Property increased by $56,000, but a $98,000 decrease for the Reno Property (due to the sale of the Reno Property in March 2003) resulted in a $42,000 decrease in food and beverage revenues for the Nevada Properties for the first nine months of 2003 compared to the same period in 2002. Scioto Downs contributed food and beverage of $459,000 from the date of acquisition.

        Lodging revenues were $5.8 million for the nine months ended September 30, 2003, an increase of $1.1 million over the same period in 2002. Lodging revenues in West Virginia increased by $1,800,000 or 54% due to the opening of The Grande Hotel at Mountaineer in May 2002. Lodging revenues for the Nevada Properties decreased by $659,000 with a small increase at the Speedway Property offset by a $672,000 decline attributable to the sale of the Reno Property in March 2003.

        Direct expenses of food, beverage and lodging operations increased from $12.3 million for the nine months ended September 30, 2002 to $13.1 million for the same period in 2003. The direct expenses of lodging, food and beverage operations at Mountaineer Park increased by $1 million, while the direct expenses for the Speedway Property increased by $148,000, reflective principally of the expanded operations at Mountaineer Park and increases in revenues. The direct expense of the Reno Property decreased by $669,000 due principally to the sale of the Reno Property in March 2003. Scioto Downs' direct cost of food and beverage totaled $377,000, resulting in a gross profit of $82,000. Company wide, food and beverage direct costs increased by $1,400,000 to $11.2 million for a gross profit of $633,000 for the nine months ended September 30, 2003 compared to a profit of $81,000 for the same period in 2002. Lodging direct costs totaled $1.9 million for the nine months ended September 30, 2003 compared to $2.5 million for the same period in 2002 resulting in a gross profit of $3.9 million for the nine months ended September 30, 2003 compared to a gross profit of $2.2 million for the same period of 2002. The increases in the food and beverage and lodging gross profit are attributable principally to expanded operations at Mountaineer.

        Mountaineer Park's gross profit for food, beverage and lodging was $4.6 million for the nine months ended September 30, 2003 compared to a gross profit of $2.3 million for the same period in 2002. The increase is attributable principally to the opening of the new hotel in May 2002 and additional dining venues during 2002 and increased patron traffic. The food and beverage operations had a gross profit of $826,000 for the nine months ended September 30, 2003 compared to a profit of $378,000 for the same period in 2002. Direct expenses of food and beverage increased by $1.1 million during the nine months ended September 30, 2003 due to the increase in revenues during the same period. Mountaineer Park's lodging operations had a gross profit of $3.8 million for the nine months ended September 30, 2003 resulting directly from the opening of the new hotel on May 1, 2002. This is an increase of $1.9 million over the amount for the comparable period in 2002. The cost of lodging decreased by $93,000 during the first nine months of 2003 compared to the same period in 2002.

        The Nevada Properties' food, beverage and lodging operations had an operating loss of $208,000 for the nine months ended September 30, 2003 compared to a loss of $27,000 for the same period in 2002. The increased operating loss is attributable to the Speedway Property where promotional pricing reduced revenues while increasing patron traffic and meals served.

OTHER OPERATING REVENUES

        Other revenues increased by 15% to $5.5 million for the nine months ended September 30, 2003 compared to the same period in 2002. Other operating revenues are primarily derived from special events at the Harv, the Spa, Fitness Center, Convention Center, retail plaza, golf course, sale of programs, admission fees, lottery tickets, and fees for check cashing and ATM services. The revenue from special events held at the Harv during the nine months ended September 30, 2003 decreased by $1 million compared to the same period in 2002, due to fewer events in 2003. The retail plaza and Spa revenues increased by $408,000 and revenues from the Convention Center and catering increased by $552,000 during the nine months ended September 30, 2003 as a result of increased marketing of the Convention Center facility and the ability to cross-market convention services with the new hotel rooms. Fees, commissions and other income increased by $336,000. Scioto Downs contributed other revenues of $160,000.

        Costs of other revenues decreased by $599,000 or 10% from $6.2 million for the nine months ended September 30, 2002 to $5.6 million for the same period in 2003. This decrease was attributed to a $1.8 million reduction in entertainment costs being offset by higher costs attributed to the expanded operations of the Spa and retail plaza opened in mid 2002 ($468,000) and the Convention Center ($677,000) as well as net increases in costs in other areas and the addition of Scioto Downs ($94,000).

MARKETING AND PROMOTIONS EXPENSE

        Company wide, marketing expenses for the first nine months of 2003 were $5.8 million or 14% lower than the $6.7 million for the first nine months of 2002, resulting from management efforts to more efficiently promote Mountaineer Park, notwithstanding the increased number of amenities and ancillary businesses.

GENERAL AND ADMINISTRATIVE AND INTEREST EXPENSES

        General and administrative expenses for the nine months ended September 30, 2003 increased by $5.8 million or 24% from $24.1 million to $29.9 million. General and administrative cost for the first nine months of 2003 represented 13% of total revenues in comparison to 12% in the first nine months of 2002. The increase in general and administrative cost can primarily be attributed to: (1) increases in salary and benefits costs ($1,392,000), supplies ($122,000) and repairs ($367,000) related to increased security, surveillance, housekeeping, accounting and maintenance attributable to Mountaineer Park's expanded facilities and larger crowds; (2) increase in property insurance at Mountaineer Park ($403,000) and Director and Officer insurance ($242,000); (3) increase in real estate and other taxes at Mountaineer Park ($649,000 and $208,000 respectively); (4) increase in professional fees related to the Company's pursuit of the license to build a new race track in Erie, Pennsylvania and other aspects of the Company's corporate development activities ($404,000); (5) increase in cost of legal matters ($242,000); (6) increase in amounts associated with long term incentive compensation arrangements ($763,000). Scioto Downs' general and administrative cost totaled $478,000 for the period from the date of acquisition.

        Interest expense increased by $5.3 million to $8.3 million in the first nine months of 2003 from $3.1 million in the first nine months of 2002. The increase is attributable to the issuance of $130 million of 9.75% senior notes at the end of the first quarter of 2003. The issuance of the senior notes will result in increased interest expense in the remainder of 2003 over amounts in corresponding periods in 2002.

DEPRECIATION AND AMORTIZATION EXPENSE

        Depreciation and amortization expenses increased by 31%, or $3.2 million, to $13.4 million for the nine months ended September 30, 2003. This increase reflects the $25.9 million increase in property at September 30, 2003 (including $13.7 million attributable to the Scioto Downs acquisition) compared to September 30, 2002. Depreciation and amortization expense for the Nevada Properties decreased by $275,000 to $980,000 for the nine months ended September 30, 2003 due principally to depreciation not being recorded on the Reno Property during 2003. Depreciation and amortization expense for Scioto Downs was $144,000 based upon preliminary purchase price allocations as discussed in Note 4 to the Condensed and Consolidated Financial Statements.

CASH FLOWS

        The Company's operations produced $29.7 million in cash flow in the nine months ended September 30, 2003 compared to $28.1 million in the first nine months of 2002. Current period non-cash expenses included $13.5 million of depreciation and amortization and $1.2 million of deferred compensation.

        The Company invested $12.9 million in capital improvements and increased deposits and other assets by $6.3 million in the first nine months of 2003 versus $40.2 million and $3.1 million, respectively, in the first nine months of 2002. The Company completed the acquisition of Scioto Downs for $18.4 million, net of cash acquired. The Company also generated cash proceeds (net) of $769,000 from the sale of the Reno Property and other property and equipment.

        The Company repaid approximately $98.4 million of amounts due under long-term debt and capital lease obligations including $93.4 million outstanding under its Second Amended and Restated Credit Agreement. As discussed in Liquidity and Sources of Capital below, the Credit Facility was repaid from the proceeds of the issuance of senior notes.

LIQUIDITY AND SOURCES OF CAPITAL

        The Company's working capital balance stood at $20,522,000 at September 30, 2003, and its unrestricted cash balance amounted to $29,828,000. At September 30, 2003, the balances in the bank account owned by Mountaineer Park's horsemen, but to which the company contributes funds for racing purses, exceeded the Company's purse payment obligations by $1,264,000. This amount is available for payment of the future purse obligations at the discretion of the Company and in accordance with the terms of its agreement with the HBPA. The Company also earns the interest on balances in these accounts.

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

        On March 28, 2003, the Company entered into the Third Amended and Restated Revolving Credit Agreement in the amount of $50 million with Wells Fargo Bank. Under the Third Amended and Restated Revolving Credit Agreement, up to $3.0 million will be available for use in connection with letters of credit, and up to $10.0 million in short term funds will be available for use under a "swing line" facility on same-day notice to the lenders. Obligations under the Third Amended and Restated Revolving Credit Agreement are guaranteed by each of the Company's operating subsidiaries. The borrowings under the Third Amended and Restated Revolving Credit Agreement and the subsidiary guarantees are secured by substantially all of the assets of the Company and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees. In general, borrowings under the Third Amended and Restated Revolving Credit Agreement will bear interest based, at the Company's option, on either the agent bank's base rate or LIBOR, in each case plus a margin. The applicable margin will be based on the leverage ratio at the time and will range from 75 to 275 basis points for base rate loans and 200 to 400 basis points for LIBOR loans. The Third Amended and Restated Revolving Credit Agreement matures in 2008, five years from the date of execution of the credit agreement. The Third Amended and Restated Credit Agreement contains certain financial covenants that require the Company to satisfy, on a consolidated basis, specified quarterly financial tests. The Third Amended and Restated Credit Agreement permits the Company to finance separately up to $35 million for equipment, including gaming equipment, during the term of the Third Amended and Restated Credit Agreement. As of September 30, 2003 the aggregate outstanding principal balance related to the equipment financing was $10.8 million. At September 30, 2003 there were no borrowings against the Third Amended and Restated Credit Agreement other than a $645,000 letter of credit. On November 12, 2003 the Credit Agreement was amended (effective September 30, 2003) to give consideration to the Scioto Downs acquisition.

        On August 4, 2003, the Company paid approximately $4.1 million as final payment for the construction of the Grande Hotel at Mountaineer.

        Capital Improvements.    During the nine months ended September 30, 2003 the Company spent $12.9 million for capital improvements, equipment and land acquisitions.

        In October 2003, the Company spent $2.9 million for land purchases in Erie, Pennsylvania and West Virginia as discussed in Note 9 of the Notes to Condensed and Consolidated Financial Statements. During the balance of 2003, the Company expects to spend approximately $4.0 million on capital expenditures at Mountaineer Park, $250,000 for capital improvements at Scioto Downs and $200,000 for capital improvements for the Speedway Property.

        Additional anticipated land purchases for Erie, Pennsylvania that were contemplated for 2003 and totalling an estimated $8.5 million are not expected to be completed until 2004.

        On July 17, 2003 the Pennsylvania State Horse Racing Commission reinstated the Company's license to build a thoroughbred horse racetrack and conduct parimutuel wagering in Erie, Pennsylvania. As discussed in "Part II, Item 1—Legal Proceeding," a challenge to the reinstatement of our license has been filed and will be heard by Commonwealth Court of Pennsylvania on December 10, 2003. The Company plans to break ground for construction as soon as practicable after the Racing Commission's order reinstating our license becomes final and non-appealable. Construction of the new thoroughbred horse racetrack at Presque Isle Downs is expected to cost approximately $25 million. If legislation proposed in 2003 is passed in Pennsylvania legalizing slot machines at racetracks, then we will spend significantly more (up to $50 million, exclusive of gaming equipment) to also develop a gaming area. The proposed legislation also calls for a $50 million licensing fee to operate slot machines. We expect to finance the majority of these development costs with the cash flow from operations (including cash flow from any temporary slot facility permitted by applicable law and regulation), cash on hand, availability under our $50 million Third Amended and Restated Revolving Credit Agreement and, if slot machines are installed, capital lease obligations. The ultimate construction cost will depend on the final architectural design and the amenities to be included. Additionally, the provisions of legislation legalizing slot machines, if passed in Pennsylvania, could have a direct impact on the nature, timing and cost of the development of Presque Isle Downs. Commencement of racing and parimutuel operations in Erie remains subject to risks and uncertainties, which include but are not limited to closing on the real property for the site, which is currently under option, unforeseen title, engineering, environmental, or geological problems, work stoppages, weather interference, including floods, construction delays and other risks associated with building a racing operation, and compliance with the terms of the license concerning timing. Construction of, and commencement of operations at, the new horse racetrack also are subject to favorable resolution of a pending judicial review of our license See "Part II, Item 1—Legal Proceedings."

        On July 31, 2003 the Company consummated its acquisition of Scioto Downs, Inc., which owns and operates a harness horse racing facility with parimutuel wagering in Columbus, Ohio. The Company agreed to pay $32.00 per share, in cash, for the 595,767 outstanding shares of Scioto Downs' common stock. Each Scioto Downs shareholder could have elected to receive, instead of the $32.00 per share amount, an amount per share equal to $17.00 plus ten annual contingent earnout payments (commencing the fist calendar year in which Scioto Downs is permitted to conduct new forms of gaming) based upon 10% of the growth of Scioto Downs' EBITDA compared to the average of Scioto Downs' EBITDA for the three years ended October 31, 2002. Holders of 10,707 shares elected to receive the contingent earnout payments. Total consideration approximated $19.7 million (including approximately $839,000 of transaction costs). The purchase price was funded with cash on hand derived substantially from the Company's March 2003 issuance of senior unsecured notes.(See Note 4 of the Notes to Condensed and Consolidated Financial Statements.) The merger is expected to result in an increase in parimutuel and food and beverage revenues as well as an increase in related operating costs and depreciation.

        On July 29, 2003, Keystone Downs, LLC (Keystone Downs), an entity in which the Company will own no more than 50% and intends to manage through a management agreement, filed an application to build a new thoroughbred racetrack with parimutuel wagering in Allegheny County, Pennsylvania northeast of Pittsburgh. Keystone Downs is one of several applicants for the remaining license in Pennsylvania and the licensing process is expected to be highly competitive. Accordingly, there can be no assurance that Keystone Downs will receive a license, that it will be able to execute its plans, or that it will be profitable. If Keystone Downs is successful in obtaining a license, the required investment by the Company will depend upon several factors including the number of other investors participating in the project and their respective ownership interest; provisions of legislation if passed in Pennsylvania relative to legalizing slot machines (including applicable license fees); construction cost which will depend on the final architectural design and amenities to be included; and the availability and terms of project financing.

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

        Outstanding Options.    On May 13, 2003, pursuant to the 2002 Employee Stock Incentive Plan, the Company granted to twenty-four employees non-qualified options to purchase a total of 205,000 shares in the Company's common stock for $8.00 per share, the market price on the date of grant as quoted on the Nasdaq Stock Market. The options vest over three years and have a term of ten years. Also on May 13, 2003, pursuant to various employment agreements, the company granted non-qualified options to purchase a total of 125,000 shares of the Company's common stock for $8.00 per share. These options vest immediately and have terms of five years (with respect to 100,000) and ten years (for the remaining 25,000). As of September 30, 2003, there were outstanding options to purchase 1,808,000 shares of the Company's common stock. If all such options and warrants were exercised, the Company would receive proceeds of approximately $8.1 million. We utilize the treasury stock method in determining the dilutive effect of outstanding options and warrants. Our policy is as follows: Our basic earnings per share (EPS) is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur form common shares issuable through stock options, warrants, and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

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

        Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules13a-14(c) and 15d-14(c)) as of the end of the period covered by this Form 10-Q Quarterly Report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On August 4, 2003, Pittsburgh Palisades Park, L.L.C. filed a challenge to the July 17, 2003 reinstatement of our license to build Presque Isle Downs (Commonwealth Court of Pennsylvania No. 525 M.D.) The Company continues to believe that the Pennsylvania State Horse Racing Commission acted in accordance with all applicable laws, regulations and procedures and directives set forth in the Court's June 26, 2003 remand order and that the appeal is without merit. The Racing Commission and we have filed motions for summary relief, which the Commonwealth Court has agreed to hear in conjunction with the appeal on December 10, 2003.

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

        Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        The Company held its annual meeting of shareholders on July 31, 2003. The table below presents the matters submitted to a vote and the results of that vote:

        (a)   The following directors were elected by the following vote:

	FOR	WITHHELD
Edson R. Arneault	21,470,678	3,797,210
Robert A. Blatt	21,442,548	3,825,340
James V. Stanton.	25,048,762	219,126
Donald J. Duffy	25,050,169	217,719
Thomas J. Brosig	25,041,917	225,971
LC Greenwood	25,039,115	228,773

        (b)   The proposal to confirm the selection of Ernst & Young LLP as independent public accountants for the Company for the fiscal year ending December 31, 2003 was approved by the following vote:

FOR	AGAINST	ABSTAIN
24,406,604	845,521	15,763

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
4.2
Indenture dated March 25, 2003 entered into by the Company, the Guarantors (as defined in the Indenture) and Wells Fargo Bank Minnesota, National Association, as Trustee [exhibits and annexes omitted] (incorporated by reference to the Company's report on Form 10-K filed March 31, 2003)
4.3
Supplemental Indenture dated as of July 31, 2003 by and between Scioto Downs, Inc., as Additional Guarantor, and Wells Fargo Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 4.3 of the Company's registration statement on Form S-4 (Amendment No. 1), filed August 6, 2003 (Registration No. 333-105528))
10.14
Second Amendment to Third Amended and Restated Credit Agreement, entered as of November 12, 2003, by and between the Company and certain of its subsidiaries, as Borrowers, and Wells Fargo Bank, National Association, as Agent Bank (filed herewith)
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

        On July 31, 2003, the Company filed a current report on Form 8-K under Items 12 and 7(c) thereof announcing its financial results (unaudited) for the three and six months ended June 30, 2003 and attaching as an exhibit a July 31, 2003 press release.

        On August 6, 2003, the Company filed a current report on Form 8-K under Items 5 and 7(c) thereof announcing the July 31, 2003 consummation of the merger with Scioto Downs, Inc. and attaching as an exhibit an August 6, 2003 press release.

        On November 7, 2003, the Company filed a current report on Form 8-K under Items 7(c) and 12 thereof announcing its financial results (unaudited) for the three and nine months ended September 30, 2003 and attaching as an exhibit a November 7, 2003 press release.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1933, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 14, 2003	MTR GAMING GROUP, INC.
	By:	/s/ EDSON R. ARNEAULT Edson R. Arneault CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER
	By:	/s/ JOHN W. BITTNER, JR. John W. Bittner, Jr., CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

EXHIBIT NO.	ITEM TITLE
3.1	Restated Certificate of Incorporation for Winner's Entertainment, Inc. dated August 17, 1993 (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1993)
3.2	Amended By Laws (incorporated by reference to the Company's report on Form 8-K filed February 20, 1998)
3.3
Certificate of Amendment of Restated Certificate of Incorporation of Winner's Entertainment, Inc. dated October 10, 1996 (incorporated by reference to the Company's report on Form 8-K filed November 1, 1996)
4.1	Excerpt from Common Stock Certificates (incorporated by reference to the Company's report on Form 10-K filed March 30, 2001)
4.2
Indenture dated March 25, 2003 entered into by the Company, the Guarantors (as defined in the Indenture) and Wells Fargo Bank Minnesota, National Association, as Trustee [exhibits and annexes omitted] (incorporated by reference to the Company's report on Form 10-K filed March 31, 2003)
4.3
Supplemental Indenture dated as of July 31, 2003 by and between Scioto Downs, Inc., as Additional Guarantor, and Wells Fargo Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 4.3 of the Company's registration statement on Form S-4 (Amendment No. 1), filed August 6, 2003 (Registration No. 333-105528))
10.14
Second Amendment to Third Amended and Restated Credit Agreement, entered as of November 12, 2003, by and between the Company and certain of its subsidiaries, as Borrowers, and Wells Fargo Bank, National Association, as Agent Bank (filed herewith)
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