Form 10-K
period 2003-12-31
MTR GAMING GROUP INC
filed 2004-03-30
CIK 834162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE
SECURITIES ACT OF 1934

FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2003

COMMISSION FILE NO. 0-20508

MTR GAMING GROUP, INC.

(exact name of Company as specified in its charter)

DELAWARE	IRS NO. 84-1103135
(State of Incorporation)	(IRS Employer Identification)

STATE ROUTE 2, SOUTH, P.O. BOX 356, CHESTER, WEST VIRGINIA 26034
(Address of principal executive offices)

(304) 387-5712
(Company’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each Class: COMMON STOCK $.00001 PAR VALUE

Name of each exchange on which registered: NASDAQ STOCK MARKET

Indicate by check mark whether the Company (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K of Section 299.405 of this chapter) is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of June 30, 2003, the aggregate market value of our common stock held by non-affiliates (all persons other than executive officers or directors) of the Company (based on the number of shares issued and outstanding and closing sale price per share on the NASDAQ Stock Market on that date) was $178,967,966.

Our common stock outstanding at March 25, 2004 was 28,535,760 shares.

TABLE OF CONTENTS

PART I

i

ii

ITEM 1.   BUSINESS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

This document includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Sources of Capital” regarding our strategies, plans, objectives, expectations, and future operating results are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, will, likely, continue and similar terms and phrases, and include all discussions of our plans for the design, development, construction and operation of proposed racetracks and our plans for acquisition of properties and operations. Although we believe that the expectations reflected in such forward-looking statements are reasonable at this time, we can give no assurance that such expectations will prove to have been correct. Such statements are subject to a number of risks and uncertainties that could cause the statements made to be incorrect and/or for actual results to differ materially. Those risks and uncertainties include but are not limited to weather conditions or road conditions limiting access to our properties and the cyclical and seasonal nature of our business, adverse changes in West Virginia video lottery laws or the rates of taxation of video lottery operations, legalization of new forms of gaming in our target markets, which would lead to increased competition, other significant competition, general economic conditions affecting the resort business, dependence upon key personnel and the ability to attract new personnel, changes in the number of diluted shares, leverage and debt service, expiration, loss or non-renewal of gaming licenses, costs associated with maintenance and expansion of Mountaineer Park’s infrastructure to meet the demands attending increased patronage, costs and risks attending construction, expansion of operations, continued dependence on Mountaineer for the vast majority of our revenues, disruption in developing and integrating our Pennsylvania and Ohio operations and other facilities we may expand and/or acquire (including Binion’s Horseshoe Hotel and Casino in Las Vegas, Nevada), extensive regulation by gaming and racing authorities, regulatory approval of our building plans for Presque Isle Downs and closing on the real property currently under option for the project, or in the alternative, regulatory approval of relocation of Presque Isle Downs to another location that we own or control, environmental laws and potential exposure to environmental liabilities, limited public market and liquidity, shares eligible for future sale, and successful cross-marketing of the Company’s Ohio and planned Pennsylvania operations with Mountaineer and other factors described from time to time in our Securities and Exchange Commission filings and press releases. We do not intend to update publicly any forward-looking statements, except as may be required by law.

COMPANY HISTORY

We were incorporated in March 1988 in Delaware under the name “Secamur Corporation,” a wholly owned subsidiary of Buffalo Equities, Inc. (“Buffalo”), and later “spun-off” through the sale of its stock to the stockholders of Buffalo in January 1989. In June 1989, we merged with Pacific International Industries, Inc., which had been engaged in the contract security guard services business in Southern California since its inception in February 1987. Upon completion of the merger, we were renamed Excalibur Security Services, Inc. to reflect a new line of business. After operating unprofitably, we filed a voluntary petition for reorganization with the U.S. Bankruptcy Court for the Central District of California in December 1990 and became a Chapter 11 debtor-in-possession. The Bankruptcy Court approved our sale of the security guard services business in May 1991, and confirmed our plan of reorganization in December 1991. The plan of reorganization authorized us to acquire, primarily, specified gaming and oil and gas businesses. Upon confirmation of the plan of reorganization, we changed our name to Excalibur Holding Corporation. In connection with management’s decision to operate as a gaming company, we were renamed Winners Entertainment, Inc. in August 1993. At the annual meeting of stockholders on October 15, 1996, our stockholders approved a change of our name from Winners Entertainment, Inc. to MTR Gaming Group, Inc. Since 1998, we have operated only in the racing, gaming and entertainment business.

Introduction

Through our wholly owned subsidiaries, we own and operate the Mountaineer Racetrack & Gaming Resort in Chester, West Virginia, Scioto Downs in Columbus, Ohio and the Ramada Inn and Speedway Casino in North Las Vegas, Nevada. We have a license from the Pennsylvania State Horse Racing Commission to build a thoroughbred racetrack and operate parimutuel wagering in Erie, Pennsylvania. Through our newly formed wholly owned subsidiary, Speakeasy Gaming of Fremont, Inc. (“Speakeasy Fremont”), we recently purchased the assets of Binion’s Horseshoe Hotel & Casino in Las Vegas, Nevada and entered a Joint Operating License Agreement with an affiliate of Harrah’s Entertainment. During 2002 we also owned and operated a hotel in Reno, Nevada, which we sold in 2003. On July 29, 2003, Keystone Downs, LLC, an entity in which we will own no more than 50% and intend to manage through a management agreement, filed an application to build a new thoroughbred racetrack with pari-mutuel wagering in Allegheny County, Pennsylvania, northeast of Pittsburgh. The licensing process is expected to be highly competitive. Accordingly, there can be no assurances that Keystone Downs will receive a license, that it will be able to execute its plans, or that it will be profitable.

Mountaineer Racetrack & Gaming Resort

Overview.   Mountaineer is one of only four racetracks in West Virginia permitted to operate slot machines. Mountaineer is strategically located at the northern tip of West Virginia’s northwestern panhandle, primarily serving residents of the Ohio Valley (including Cleveland and Youngstown) and western Pennsylvania (including Pittsburgh). Since acquiring Mountaineer in 1992, we have renovated and expanded its facilities in order to maximize the benefits of the West Virginia Racetrack Video Lottery Act of 1994, as amended (the “Lottery Act”), which permits us to operate slot machines at Mountaineer, and subsequent amendments that have permitted additional types of gaming machines and made their operation more profitable. We continue to focus on expanding the reach of our extensive customer base at Mountaineer and improving our operating results. We have invested approximately $208 million in capital improvements, expansion projects and equipment at Mountaineer from 2000 through 2003. As a result, Mountaineer has become a diverse entertainment and convention complex and destination resort with:

•       121,956 square feet of gaming space housing 3,200 slot machines, which includes approximately 500 slot machines at the racetrack and approximately 2,700 slot machines in a 97,725 square-foot casino-like gaming area, known as the “Speakeasy Gaming Saloon,” integrated with the hotel rooms and convention space, spa and retail plaza;

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

•       a 69,000 square foot theater and events center, known as the “Harv,” that seats approximately 5,000 patrons for concerts, boxing matches and other entertainment offerings;

•       Woodview, an eighteen-hole par 71 golf course measuring approximately 6,550 yards on 170 acres located approximately seven miles from Mountaineer;

•       a 12,000 square foot state-of-the-art fitness center;

•       on-site parimutuel wagering and thoroughbred, harness and greyhound racing simulcast from other prominent tracks, as well as wagering on Mountaineer’s races at 620 sites to which the races are simulcast;

•       year-round live thoroughbred horse racing on a one-mile dirt surface or a 7/8 mile grass surface with expansive clubhouse and grandstand viewing areas with enclosed seating for 770 patrons and 2,800 patrons, respectively;

•       surface parking for approximately 5,400 cars; and

•       approximately 2,250 acres of owned real property in Hancock County, West Virginia, of which approximately 215 acres comprise the resort site, 170 acres comprise the Woodview golf course and approximately 1,860 acres are available for future development.

Slot Machine Operations.   Mountaineer’s revenues and profits are driven primarily by its slot machine operations and to a lesser extent its lodging, food and beverage operations, parimutuel wagering, convention center, events center, and recreational facilities fees. Mountaineer currently operates 3,200 slot machines in various configurations of denominations and coin drop/ticket out machines.

Mountaineer has enjoyed strong growth in its slot business as a result of positive legislation (Las Vegas style coin drop machines permitted by amendment in June 1999; relief from limitation on ratio of machines in hotel versus horse racetrack buildings from 1:1 between 1994 and June 1998 to 2:1 in June 1998, elimination of the ratio in 2000, and increase in the maximum slot wager from $2 to $5 in 2001), increases in machine count (from 400 in 1994, to 800 in 1995, to 1,000 in 1997, to 1,200 in July of 1998, to 1,345 in 1999, to 1,905 in 2000, to 2,500 in September 2001, to 3,000 in July 2002, to 3,200 in July of 2003), progressive advertising and marketing, and increased patronage resulting from Mountaineer’s development into a destination resort. On March 25, 2003 the West Virginia Lottery Commission approved the addition of 500 slot machines at Mountaineer Park (for a total of 3,500), of which 200 have been installed. It is anticipated the additional 300 machines will be installed as patron demand dictates.

Mountaineer derives revenues from the operation of gaming in the form of net win on the gross terminal income, or the total cash deposited into a machine less the value of credits cleared for winning redemption tickets, tokens or coins. Pursuant to the Lottery Act, Mountaineer’s commission is fixed at 47% of the net win after deducting an administrative fee of 4% of gross terminal revenues first paid to the State of West Virginia. Additionally, net win in excess of Mountaineer’s net win for the year ended June 30, 2001, or “Excess Net Terminal Income” as it is referred to in a 2001 amendment of the Lottery Act, is subject to a 10% surcharge. Mountaineer’s threshold for Excess Net Terminal Income is fixed at approximately $162.0 million. However, the amendment created a capital reinvestment fund to which the State will contribute 42% of the surcharge. Generally, for each dollar a horse racetrack expends on capital improvements for the horse racetrack and adjacent property, the horse racetrack will receive a dollar from the capital reinvestment fund. Further, after deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the racetracks will receive 42% (as opposed to 47%) of the remaining net win.

Racing and Parimutuel Wagering Operations.   Mountaineer offers live thoroughbred horse racing on dirt and grass surfaces before expansive clubhouse and grandstand viewing areas with enclosed seating (770 seats and 2,800 seats respectively) for year-round racing. In August 2000, Mountaineer also began exporting its signal to other outlets in the United States, Canada and the Caribbean. Those outlets (620 off-track wagering facilities thus far) simulcast Mountaineer’s races and conduct parimutuel wagering. Mountaineer also conducts parimutuel wagering on horse and greyhound racing simulcast via closed circuit television from other prominent racetracks around the country. Mountaineer’s revenues from racing operations are derived mainly from three sources: commissions earned on parimutuel wagering on live races held at Mountaineer; commissions earned on races conducted at other “host” racetracks and broadcast live (i.e., import simulcast) at Mountaineer; and, since August 11, 2000, fees paid to Mountaineer by other racetracks and off track wagering facilities that broadcast Mountaineer’s races live (i.e., export simulcast). In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The dollars wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The thoroughbred or licensed racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a “take-out” or gross commission, from which the horse racetrack pays state and county taxes and racing purses.

Lodging, Food and Beverage Operations.   With the May 2002 opening of the 258-room Grande Hotel at Mountaineer, the resort now has 359 hotel rooms. Because the hotel provides direct access to the Speakeasy Gaming Saloon, the spa and retail plaza, the gourmet steakhouse, the buffet, the 125-seat Gatsby restaurant for casual dining, and the convention center, we view the hotel as a focal point in marketing our gaming and racing products as well as the remainder of the resort’s entertainment offerings. We also offer various dining and lounge facilities in the horse racetrack buildings, including the horse racetrack’s Clubhouse Restaurant, which is open a minimum of 210 days annually on live race days and offers seating for 770 customers with full lunch and dinner menus and a private buffet.

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

In August 2000, Mountaineer opened the Harvey E. Arneault Memorial Arena and Events Centre. Known as the “Harv,” this 69,000 square foot facility is a tent-like fabric structure that seats approximately 5,000 patrons for concerts, boxing matches and other entertainment offerings. The Harv is just a short walk from the hotel and Speakeasy Gaming Saloon and has a state-of-the-art stage, permanent bleachers and food and beverage concessions and has hosted such entertainers as Bill Cosby, Wayne Newton, Paul Anka, Tom Jones and Englebert Humperdink.

In February 2001, Mountaineer opened its Fitness Centre. Also a fabric structure, this 12,000 square foot facility has a full complement of weight training and cardiovascular equipment as well as aerobics classes, a health bar, and locker rooms with steam and sauna rooms.

Mountaineer also offers tennis, outdoor swimming and indoor swimming, which is located at the new Grande Hotel.

Nevada Properties

We own and operate the Ramada Inn and Speedway Casino, which is located on approximately 6.1 acres at the intersection of Cheyenne Boulevard and Interstate 15 in North Las Vegas. Approximately five miles from the Las Vegas Motor Speedway, the property includes a 95-room hotel and a casino with approximately 400 slot machines and seven table games.

During 2002, we also owned an eleven-story, 236-room hotel/casino property (we had closed the casino in July of 2001) in Reno. On March 11, 2003, we sold the Reno Property for total consideration of approximately $3.0 million (approximately $0.8 million in cash at closing and an approximately $2.2 million promissory note secured by a first mortgage on the Reno Property).

On March 11, 2004, we acquired the assets of Binion’s Horseshoe Hotel & Casino on Fremont Street in downtown Las Vegas. We paid $20 million in cash (exclusive of transaction costs) and separately purchased for $1.8 million a parcel previously ground leased for $232,500 per year. We simultaneously entered a Joint Operating License Agreement with an affiliate of Harrah’s Entertainment. Pursuant to the Joint Operating License Agreement, Harrah’s will be primarily responsible for day-to-day operation of the property for a term ranging from one to three years (at Harrah’s election), during which time Harrah’s will make payments to us net of all operating expenses. The purchase price is subject to increase by $5 million if Harrah’s achieves positive EBITDA during the last nine months of the Joint Operating License Agreement (or if we elect to terminate the agreement prior to the expiration of its term). Upon termination of the Joint Operating License Agreement, we will take over operation of the property. The Binion’s property sits on approximately 5.3 acres (231,963 square feet) and consists of a 25-story hotel tower with 366 rooms, meeting space, a gift shop, a rooftop lounge with swimming pool, and approximately 80,000 square feet of casino space. Speakeasy Fremont owns 121,498 square feet of the property in fee and ground leases the remaining 110,465 square feet pursuant to various ground leases having aggregate annual rent of approximately $6.2 million, subject to certain periodic increases.

Business Strategy

Our business strategy involves further developing our operations at Mountaineer as a destination resort and convention facility, continuing the growth of Mountaineer’s export simulcast business, seeking to acquire other gaming and/or pari-mutuel businesses (with a particular emphasis on such opportunities in states in which we currently do business or states that border those states), and promoting legislation for additional forms of gaming at our properties.

•       Further Develop And Market Mountaineer Park As A Destination Resort, Convention Center And Diversified Entertainment Facility

Established in 1951 as a horse racing venue, Mountaineer Park historically focused its operations on parimutuel wagering and related amenities. Following the appointment of Edson R. Arneault as Chairman and Chief Executive Officer in April 1995, the Company has sought to capitalize on the passage of the Lottery Act by repositioning the facility as a gaming destination resort and diversified entertainment facility. From 2000 through 2003, we invested approximately $208 million in expansion, renovation, and refurbishment of Mountaineer Park and incrementally increased the number of gaming machines from 165 at the time of acquisition to approximately 3,200 in 2003 as legislative developments either permitted additional gaming machines or made their operation more profitable. We have also undertaken an aggressive marketing campaign involving print, radio and television advertisements and direct mail. In August 2001 Mountaineer launched an automated player tracking system, replacing a manual system. The system has provided valuable data concerning customer preferences as well as a method to provide incentives for players to take advantage of all of the resort’s amenities.

•       Increase Capacity Through Additional Amenities and Increasing Gaming Count

In addition to the substantial expansion of Mountaineer over the last three years to transform the facility into a diversified entertainment, gaming and convention complex, we intend to develop additional amenities, either by ourselves, through joint ventures, or by ground leases or sales to developers. Using some of the approximately 1,860 acres of land Mountaineer owns apart from the 215 acres occupied by the resort, projects under consideration include an RV park, a championship golf course on a recently acquired river front parcel with two lakes, housing, shopping, and equestrian trails. We also intend to pursue use of our waterfront property for various recreational amenities.

On March 25, 2003, the West Virginia Lottery Commission approved an increase in the number of slots at Mountaineer from 3,000 to 3,500. We have installed 200 of the additional machines and intend to install the balance as customer demand dictates.

Our strategy is to focus our marketing on the recently implemented expansion as well as add new amenities in order to expand Mountaineer’s target market and further distinguish Mountaineer from competitors whose facilities may have some but not all of the entertainment venues available at Mountaineer. The development of a destination resort is likewise aimed at distinguishing Mountaineer from any new competition that could result from the enactment of gaming legislation in neighboring states. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital.”

•       Continue Growth Of Mountaineer Park’s Export Simulcasting Business

Our strategy for further improving the financial results of Mountaineer’s horse racing business is to: (i) continue to improve the quality of the live racing product by increasing average purses and sponsoring “stakes” races or “championship” races; (ii) emphasize marketing to sites already receiving the Mountaineer Park signal to ensure we are achieving full capacity for those markets; and (iii) continue to develop and expand acceptance of Mountaineer Park’s simulcast signal in the Canadian market and other new markets as they may open.

The commencement of export simulcasting activity in 2000 has not only created a new source of revenue but the related increase in gross dollars wagered on Mountaineer Park’s live races has also improved the quality of racing as a wagering product, as a greater and more diverse wagering pool lessens the impact a particular wager will have on the pay-off odds. The Company will aggressively promote its simulcast signal in markets where the signal is already received to capture a greater share of the market. The Company has been successful in achieving initial acceptance of its simulcast signal in Canada and began 2002 by offering the signal one day a week and during 2003 increasing to multiple days per week. Management also continues to believe that the improvement of the racing product through increasing average daily purses (though not necessarily in the winter months) and sponsoring increased stakes races as part of the development of the export simulcast business, together with cross marketing of parimutuel wagering to slot patrons (including emphasis of benefits of the Players’ Club System), will result in increased handle as well. See “Operating Costs” and “Parimutuel Commission Operating Costs.”

•       Seek To Acquire Other Middle-Market Gaming And/Or Parimutuel Businesses

In order to leverage our expertise and capitalize on new development opportunities, we are expanding our racing operations to Pennsylvania and Ohio. In the event these states enact new gaming laws, like those in West Virginia that permit slot machines at racetracks, we would expect our racing facilities in these states to benefit greatly from the addition of slot machines.

On September 26, 2002, the Pennsylvania State Horse Racing Commission granted our subsidiary, Presque Isle Downs, Inc., a license to conduct horse racing and parimutuel wagering in Erie, Pennsylvania. On July 17, 2003, the Racing Commission unanimously reinstated the license after a June 26 decision of the Commonwealth Court of Pennsylvania vacated the prior Order with regard to affiliates of Magna Entertainment Corp., which had challenged the Racing Commission’s decision. On March 4, 2004, the Commonwealth Court upheld the July 2003 reinstatement of the license, rejecting a challenge by a recent applicant for a racing license. See “Risk Factors—We may face disruption in developing and integrating our Pennsylvania and Ohio operations and other facilities we may expand or acquire.” We selected Erie because it is already a resort and tourist destination, was previously the site of a licensed thoroughbred track, and presents opportunities for cross marketing with Mountaineer, which is approximately 150 miles from Erie. We plan to build at Presque Isle Downs a state-of-the-art horse racing facility featuring dirt and turf racing as well as concerts, nightly entertainment, and fine and casual dining subject to the ability to obtain clear title to the property to which our license is related and which we currently have under option, or, in the alternative, regulatory approval to relocate Presque Isle Downs to another site we own or control, and other construction-related and regulatory and other risks. See “Item 3—Legal Proceedings.”

On July 31, 2003 we consummated our acquisition of all of the issued and outstanding stock of Scioto Downs, which owns and operates a harness horse racing facility with parimutuel wagering in Columbus, Ohio. We agreed to pay $32.00 per share, in cash, for the 595,767 outstanding shares of Scioto Downs’ common stock. Each Scioto shareholder could have elected to receive, instead of the $32.00 per share amount, an amount equal to $17.00 per share plus one Contingent Earnout Participation Right (“CEP Right”) representing the right to receive ten annual contingent earnout payments (commencing the first calendar year in which Scioto is permitted to and does in fact operate new forms of gaming) based upon 10% of the growth of Scioto’s EBITDA compared to the average of Scioto’s EBITDA for the three years ended October 31, 2002, which was $(213,254), to be divided and allocated on an equal basis to each CEP Right. Holders of 10,707 shares elected to receive the contingent earnout payments. Total consideration approximated $19.7 million (including approximately $839,000 of transaction costs). The purchase price was funded with cash on hand derived substantially from the Company’s March 2003 issuance of senior unsecured notes. The merger is expected to result in an increase in parimutuel and food and beverage revenues as well as an increase in related operating costs and depreciation.

On July 29, 2003, Keystone Downs, LLC, an entity in which we will own no more than 50% and intend to manage through a management agreement, filed an application to build a new thoroughbred racetrack with pari-mutuel wagering in Allegheny County, Pennsylvania, northeast of Pittsburgh. The licensing process is expected to be highly competitive. Accordingly, there can be no assurances that Keystone Downs will receive a license, that it will be able to execute its plans, or that it will be profitable.

In February of 2004, we announced that we had entered a letter of intent to acquire a 50% interest in North Metro Harness Initiative, LLC, which has filed an application with the Minnesota Racing Commission to construct and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota, approximately 30 miles north of downtown Minneapolis and 40 miles from the Mall of America on a 165-acre site currently under option. The proposed track would be the second of only two racetracks permitted by law in the seven-county Minneapolis metropolitan area. We are currently conducting our due diligence investigation and negotiating definitive agreements. The letter of intent grants us the exclusive right to deal with the seller and calls for us to invest $7.5 million in the event North Metro Harness obtains the necessary regulatory licenses. The transaction will also be subject to receipt of all required governmental approvals.

We also intend to continue to evaluate and consider other gaming and parimutuel opportunities from time to time.

•       Pursuing Legislation for Additional Forms of Gaming at our Properties

We have been pursuing and intend to continue to pursue legislation for video lottery or slot machine gaming at racetracks in Pennsylvania and Ohio and, subject to county referendum, table gaming at racetracks in West Virginia. We believe that such legislation, depending upon the fees and taxes imposed on gaming revenues or profits, can result in improvement of our business prospects and financial condition. Enhanced gaming at our properties would create new jobs and a new source of revenue, as well as increase foot traffic at our properties that would support reinvestment in infrastructure.

Competition

Gaming Operations

We face substantial competition in each of the markets in which our gaming facilities are located. See “Risk Factors—Certain Risks Related to Our Business—We face significant competition from other gaming and racing facilities, and increased competition could have a material adverse effect on us.”

Specific competitive factors relating to our primary gaming markets include the following:

Mountaineer’s Slot Operations.   In recent years, the number of gaming options available to consumers in our West Virginia area market has increased considerably. While there are three other tracks in West Virginia that offer slot machine gaming, only one, Wheeling Downs, lies within Mountaineer’s primary market (a 150-mile radius), located approximately 50 miles to the south in Wheeling, West Virginia. That competitor currently operates approximately 2,185 slot machines. In 2001, West Virginia enacted legislation permitting limited video lottery in bars and fraternal organizations. The law authorized up to 9,000 slot machines in adults-only facilities throughout West Virginia commencing on January 1, 2002. No more than five slot machines are allowed in each establishment licensed to sell alcoholic beverages; and no more than ten slot machines are allowed in each licensed fraternal or veterans’ organization. To date, 4,950 new slot machines have been installed in the State’s bars and fraternal organizations, approximately 185 of which lie within Mountaineer’s target market. The State legislature noted when passing this limited video lottery law that officials had counted approximately 13,000 video poker or “gray” machines operating in the State illegally, which were declared contraband by the new law. We therefore expect that the new law will actually reduce the number of gaming machines operating in the State. Nevertheless, Mountaineer could face competition from these newly authorized gaming machines.

The Speedway Property’s Casino Operations.   We do not intend for the Speedway Property to compete with the high-end luxury hotel/casinos along Las Vegas’ famous Strip (along Las Vegas Boulevard between Sahara Avenue and Tropicana Avenue). Although the Strip is the main attraction for gaming patrons who travel to Las Vegas, we believe that North Las Vegas constitutes a distinct segment of the Las Vegas gaming market. Nevertheless, management recognizes that the Strip may limit customer traffic to the North Las Vegas area. Even within the North Las Vegas segment of the market, however, the Speedway Property faces substantial competition from the Cannery, a newly opened casino, as well as from other small casinos.

Binion’s Horseshoe Hotel Casino.   The downtown Las Vegas gaming market is highly competitive. During the term of the Joint Operating License Agreement, however, the competition will not affect us, as our minimum payments from Harrah’s are guaranteed and not dependent upon the profitability of the property. When we take over the operation of the property at the termination of the Joint Operating License Agreement, we will face competition from other downtown casinos as well as casinos on the strip and other parts of Las Vegas.

Racing and Parimutuel Operations

Mountaineer’s racing and parimutuel operations compete directly for wagering dollars with Wheeling Downs, which is located approximately 50 miles from Mountaineer; Thistledown and Northfield Park, which are located approximately 85 miles to the northwest in Cleveland, Ohio; and The Meadows, located approximately 40 miles southeast of Mountaineer in Washington, Pennsylvania. Wheeling Downs conducts parimutuel greyhound racing and video lottery gaming. Thistledown and Northfield conduct thoroughbred and harness parimutuel horse racing, respectively, but not video lottery gaming. The Meadows conducts live harness racing and provides import simulcasting, but does not have video lottery gaming. If legislation is passed in Pennsylvania legalizing slot machines at racetracks, The Meadows also would be permitted to operate slot machines. Since commencing export simulcasting in August of 2000, Mountaineer also competes with racetracks across the country to have its signal carried by off-track wagering parlors. In general, Mountaineer also competes with other tracks for participation by quality racehorses.

Currently, ten groups have applied for the one remaining license to operate a racetrack in Pennsylvania, four of which, including Keystone Downs, have applied to operate horse racetracks in or around Pittsburgh. If any of these groups builds a racetrack in our target markets, they may compete with our thoroughbred horse racing at Mountaineer and planned at Presque Isle Downs, as well as our harness racing at Scioto Downs. In addition, to the extent that Pennsylvania legalizes gaming, they may directly compete with our slot operations at Mountaineer, and if we are permitted to implement gaming at Presque Isle Downs, they may compete with that facility.

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

Scioto competes directly with other racetracks in Ohio, including Beulah Park, a thoroughbred horse racetrack which is located approximately nine miles from Scioto; River Downs Horse Racing in Cincinnati, Ohio; and to a lesser extent, casino gambling on riverboats in Indiana and Native American lands in Michigan. Further, Scioto Downs faces competition from off-track wagering facilities in Ohio, Pennsylvania and West Virginia.

Employees

As of December 31, 2003, we and our subsidiaries had approximately 1,788 employees (approximately 1,561 in connection with operations at Mountaineer, 47 full time (which increases by 230 during race meet conducted from May through September of 2003) at Scioto Downs, and 180 in Nevada) of whom approximately 54 were represented by a labor union under a collective bargaining agreement. The union representing parimutuel clerks at Mountaineer has been expanded in recent years to cover certain employees providing off-track betting services at the Speakeasy Gaming Saloon. We have an agreement in place with the pari-mutuel clerks until November 30, 2008. In July of 2003, Mountaineer’s video lottery clerks (a bargaining unit of approximately 350 employees) voted to be represented by a labor union. In December of 2003, Mountaineer’s housekeeping employees (a bargaining unit of approximately 174 employees) participated in a union election. The union filed objections to the election, which have not been finally resolved. Accordingly, we do not know the results of the election. We believe that our employee relations are good.

REGULATION AND LICENSING

General

All of our gaming operations are subject to extensive regulations and could be subjected at any time to additional or more restrictive regulations. We are also subject to the provisions of West Virginia law that govern the conduct of horse racing in West Virginia (the “West Virginia Racing Act”) and the operation of slots in West Virginia (the “Lottery Act”). In addition, if we successfully implement our plan to build Presque Isle Downs, our horse racing operations there will be subject to extensive regulation under the Pennsylvania Racing Act, and we are subject to the applicable Ohio statutes and the rules and regulations of the Ohio Racing Commission. Our live racing, parimutuel wagering and slot operations are contingent upon the continued governmental approval of such operations as forms of legalized gaming. Our casino gaming operations in Nevada are subject to the the laws, regulations, and supervisory procedures of the Nevada Gaming Control Board, the Nevada Gaming Commission, the City of Las Vegas, and the City of North Las Vegas.

The regulations and oversight applicable to our operations are intended primarily to safeguard the legitimacy of gaming activity and its freedom from inappropriate or criminal influences. Many of our material licenses are subject to annual or other periodic renewal and governmental authorities may refuse to grant permission to continue to operate existing facilities. The failure to obtain or maintain in effect required regulatory approvals is expected to constitute an event of default under our various financing agreements and would have a material adverse effect upon our business, financial condition and results of operations.

West Virginia Racing and Gaming Regulation

The powers and responsibilities of the Racing Commission include, among other things, (i) granting permission annually to maintain racing licenses and schedule race meets, (ii) approving simulcasting activities, (iii) licensing all officers, directors, racing officials and certain other employees of the licensee, and (iv) approving all contracts entered into by the licensee affecting racing and parimutuel wagering operations. Such powers and responsibilities extend to the approval and/or oversight of all aspects of racing and parimutuel wagering operations. In order to conduct simulcast racing, Mountaineer is required under West Virginia law to hold a minimum of 210 live race days each year. West Virginia law requires that at least 80% of Mountaineer’s employees must be citizens and residents of West Virginia and must have been such for at least one year. In addition, certain activities, such as simulcasting races, require the consent of the representatives of a majority of the horse owners and trainers at Mountaineer.

Mountaineer’s export simulcast activities to sites outside of West Virginia are subject to regulation by other state racing commissions, as well as the provisions of the Federal Interstate Horse Racing Act of 1978, which prohibit Mountaineer from accepting off-track wagering on simulcast racing without the approval of the Racing Commission and, subject to certain exceptions, of any other currently operating horse racetrack within 60 miles, or if none, of the closest horse racetrack in any adjoining state. We believe we have received all necessary approvals to conduct our current operations at Mountaineer; however, such approvals are subject to renewal and approval annually. The failure to receive or retain approvals or renewals of approvals, or a delay in receiving such approvals and renewals, could cause the reduction or suspension of racing and parimutuel wagering as well as of gaming operations at Mountaineer and have a material adverse effect on our business, financial condition and results of operations.

Pursuant to the Lottery Act, each of the two West Virginia horse racetracks and two West Virginia dog racetracks licensed prior to January 1, 1994 and which conduct a minimum number of days of live racing, may apply for an annual license to operate gaming at its racetrack. The Lottery Act likewise requires that the operator of Mountaineer be subject to a written agreement with the horse owners, breeders and trainers who race horses at Mountaineer (the “Mountaineer Horsemen”) concerning the proceeds of video lottery in order to conduct gaming operations. Mountaineer is party to the requisite agreement with the Mountaineer Horsemen which expires on December 31, 2006. The Lottery Act also requires Mountaineer to have a written agreement with the parimutuel clerks concerning the proceeds of video lottery in order to operate gaming. Mountaineer is party to the requisite agreement with its parimutuel clerks, which expires on November 30, 2008. The absence of an agreement with the Mountaineer Horsemen or the parimutuel clerks at Mountaineer, or the termination or non-renewal of such agreements, would have a material adverse effect on our business, financial condition and results of operations. The Lottery Commission has broad powers to approve and monitor all operations of the gaming machines, the specification of the machines and the interface between the terminals and the West Virginia Central Lottery System. The Lottery Commission also acts upon requests for increases in the number of gaming machines. The Lottery Commission’s denial of a request to increase the number of machines at Mountaineer could limit Mountaineer’s growth and thus adversely affect our business, financial condition and results of operations. In addition, the Lottery Commission licenses all persons who control the licensed entity or are key personnel of the gaming operation to ensure their integrity and absence of any criminal involvement.

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

In order to qualify as a “video lottery game,” as the term is defined under the Lottery Act, a game must, among other things, be a game of chance, which utilizes an interactive electronic terminal device allowing input by an individual player. Such a game may not be based on any of the following game themes: roulette, dice, or baccarat card games. Moreover, video lottery machines must meet strict hardware and software specifications, including minimum and maximum pay-out requirements, and must be connected to the Lottery Commission’s central control computer by an on-line or dial-up communication system. Only machines registered with and approved by the Lottery Commission may offer video lottery games.

Under the Lottery Act, racetracks that conduct gaming, as well as persons who service and repair gaming machines and validation managers (persons who perform video lottery ticket redemption services) are required to be licensed by the Lottery Commission. The licensing application procedures are extensive and include inquiries into, and an evaluation of, the character, background (including criminal record, reputation and associations), business ability and experience of an applicant and the adequacy and source of the applicant’s financing arrangements. In addition, a horse racetrack applicant must hold a valid racing license, have an agreement regarding video lottery revenues with the representatives of a majority of the horsemen, the parimutuel clerks and the breeders for the horse racetrack and post a bond or irrevocable letter of credit in such amount as the Lottery Commission shall determine. Finally, no license will be granted until the Lottery Commission determines that each person who has “control” of an applicant meets all of the applicable licensing qualifications. Persons deemed to have control of a corporate applicant include: (i) any holding or parent company or subsidiary of the applicant who has the ability to elect a majority of the applicant’s board of directors or to otherwise control the activities of the applicant; and (ii) key personnel of an applicant, including any executive officer, employee or agent, who has the power to exercise significant influence over decisions concerning any part of the applicant’s business operations.

Video Lottery machines may only be operated in the grandstand building of a horse racetrack where parimutuel wagering is permitted; provided, however, that if a horse racetrack was authorized by the Lottery Commission prior to November 1, 1993 to operate video lottery machines in another area of the horse racetrack’s facilities, such horse racetrack may continue to do so. Accordingly, Mountaineer may operate video lottery machines at the hotel’s Speakeasy Gaming Saloon as well as the horse racetrack. The Lottery Act imposes extensive operational controls relating to, among other matters, security and supervision, access to the machines, hours of operation, general liability insurance coverage and machine location. In addition, the Lottery Act prohibits the extension of credit for video lottery play and requires Lottery Commission approval before any video lottery advertising and promotional activities are conducted. The Lottery Act provides for criminal and civil liability in the event of specified violations.

All revenues derived from the operation of video lottery games must be deposited with the Lottery Commission to be shared in accordance with the provisions of the Lottery Act. Under such provisions, each horse racetrack must electronically remit to the Lottery Commission its “gross terminal income” (total cash deposited into video lottery machines less the value of credits cleared for winning redemption tickets, tokens, or coins). To ensure the availability of such funds to the Lottery Commission, each horse racetrack must maintain in its account an amount equal to or greater than the gross terminal income to be remitted. If a horse racetrack fails to maintain this balance, the Lottery Commission may disable all of the horse racetrack’s video lottery machines until full payment of all amounts due is made. From the gross terminal income remitted by a licensee, the Lottery Commission will deduct 4% to cover its costs of administering video lottery at the licensee’s horse racetrack and divide the remaining amounts as follows: 47% is returned to the horse racetrack, 30% is paid to the State’s general revenues fund, 15.5% is deposited in the horse racetrack’s fund for the payment of purses, and the remaining 7.5% is divided among tourism promotion, Hancock County, the Racetrack Employees Pension Fund, and other programs. In April 2001, West Virginia amended the Lottery Act to establish among other things a new distribution scheme for the portion of each horse racetrack’s net win in excess of that track’s net win for the year ended June 30, 2001 (referred to as the “Excess Net Terminal Income”). After deducting the administrative fee, the Excess Net Terminal Income will be subject to a 10% surcharge. The remaining Excess Net Terminal Income after the surcharge (and the administrative fee) will be distributed as follows: 42% is returned to the horse racetrack, 41% is paid to the State’s general revenues fund, 9.5% is deposited in the horse racetrack’s fund for the payment of purses, and the remaining 7.5% is divided among tourism promotion, Hancock County, the Racetrack Employees Pension Fund, and other programs. The amendment also creates a capital reinvestment fund to which the State will contribute 42% of the surcharge attributable to each horse racetrack. Generally, for each dollar a horse racetrack expends on capital improvements for the horse racetrack and adjacent property, the horse racetrack will receive a dollar from the capital reinvestment fund.

Pursuant to both the Racing Commission’s and Lottery Commission’s regulatory authority, we may be investigated by either body at virtually any time. Accordingly, we must comply with all gaming laws at all times. Should either body consider us to be in violation of any of the applicable laws or regulations, each has the plenary authority to suspend or rescind our licenses. While we have no knowledge of any non-compliance, and believe that are in full compliance with all relevant regulations, should we fail to comply with such regulations, our business would be materially adversely affected.

Nevada Gaming Regulation

The laws, regulations, and supervisory procedures of the Nevada Gaming Control Board (the “Board”), the Nevada Gaming Commission (the “Commission”), and the City of North Las Vegas (“North Las Vegas”) (the Board, the Commission, and North Las Vegas are hereinafter collectively referred to herein as the “Nevada Gaming Authorities”) are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) the provision of a source of state and local revenues through taxation and licensing fees. Any changes in such laws, regulations, and procedures could have an adverse effect on the operations of the Company and Speakeasy Las Vegas.

In order to operate non-restricted gaming at Binion’s Horseshoe Hotel & Casino and at the Speedway Property, we, Speakeasy Fremont, Speakeasy Las Vegas and certain officers and directors are required to be licensed or found suitable as operators and owners of a casino by the Nevada Gaming Authorities. A gaming license requires the periodic payment of fees and taxes and is not transferable. We are also required to be registered by the Nevada Commission as a publicly traded corporation (“Registered Corporation”) and as such, we are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, Speakeasy Fremont or Speakeasy Las Vegas without first obtaining licenses and approvals from the Nevada Gaming Authorities. We and all relevant affiliates have obtained from the Nevada Gaming Authorities the necessary licenses or approvals to engage in gaming activities at our Nevada properties.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, us or Speakeasy Fremont or Speakeasy Las Vegas in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors, and certain key employees must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors, and our key employees who are actively and directly involved in gaming activities of our Nevada properties may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director, or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, Speakeasy Fremont or Speakeasy Las Vegas, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require us, Speakeasy Fremont, or Speakeasy Las Vegas to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

We must submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities, and similar financial transactions by us and the Nevada subsidiaries will have to be reported to, or approved by, the Nevada Commission.

If it were determined that we, Speakeasy Fremont, or Speakeasy Las Vegas had violated the Nevada Gaming Control Act or the regulations promulgated thereunder (collectively, the “Nevada Act”), the gaming licenses could be limited, conditioned, suspended, or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, we, Speakeasy Fremont, Speakeasy Las Vegas and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of our voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires more than five percent of our voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10 percent of our voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires more then 10 percent, but not more than 15 percent, of our voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies, or operations, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies, or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of the investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner of securities if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, Speakeasy Fremont or Speakeasy Las Vegas, we (i) pay that person any dividend or interest upon our voting securities, (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pay remuneration in any form to that person for services rendered or otherwise, or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.

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

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before we can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by our Board of Directors in response to a tender offer made directly to the Registered Corporation’s stockholders for the purposes of acquiring control of the Registered Corporation.

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, “Licensees”), and who is or proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $15,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A Licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of personal unsuitability.

Impact of Resort Hotel Legislation

The Speedway Property is subject to legislation passed in 1991 by the Nevada Legislature, which is commonly referred to as the Resort Hotel Legislation. The key portions of this legislation are found in Section 463.1605 of the Nevada Revised Statutes (“NRS”). NRS 463.1605 and essentially provide that the Nevada Commission shall not approve a non-restricted gaming license for an establishment located in either Clark County or Washoe County, Nevada, unless the establishment is a resort hotel. A resort hotel is defined to include an establishment held out to the public as a hotel with more than 200 rooms available for sleeping accommodations, at least one bar with capacity for more than 30 patrons, and at least one restaurant with capacity for more than 60 patrons. A county, city or town may require resort hotels to meet standards in addition to those required by NRS 463.1605 as a condition to issuance of a gaming license by the particular county, city or town. The Speedway Property, which does not have more than 200 rooms, is exempt from NRS 463.1605 because it held a non-restricted gaming license prior to the enactment of NRS 463.1605. The grandfathered exemption, however, would be lost in the event gaming is abandoned within the meaning of the statute and local regulations. The March 1999 commencement of gaming operations at the Speedway Property preserved the grandfathered status of the Speedway Property. The failure to keep the grandfathered exemption to NRS 463.1605 and the local regulations governing resort hotels (by abandonment of gaming operations) would have a material adverse effect on us.

Pennsylvania Racing Regulation

If we successfully implement our plan to build Presque Isle Downs and/or Keystone Downs, our horse racing operations there will be subject to extensive regulation under the Pennsylvania Racing Act, which established the Pennsylvania State Horse Racing Commission (the “Pennsylvania Racing Commission”), which is responsible for, among other things:

•       granting permission annually to maintain racing licenses and schedule races;

•       approving, after a public hearing, the opening of off-track wagering facilities (“OTWs”);

•       approving simulcasting activities;

•       licensing all officers, directors, racing officials and certain other employees of a company; and

•       approving all contracts entered into by a company affecting racing, parimutuel wagering and OTWs.

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

Ohio Racing Regulation

Our horse racing operations at Scioto are subject to extensive regulation under the Ohio Racing Act, which established the Ohio State Horse Racing Commission (the “Ohio Racing Commission”), which is responsible for, among other things:

•       granting permission annually to maintain racing licenses and schedule races;

•       approving, after a public hearing, the opening of off-track wagering facilities (“OTWs”);

•       approving simulcasting activities;

•       licensing all officers, directors, racing officials and certain other employees of a company; and

•       approving all contracts entered into by a company affecting racing, parimutuel wagering and OTWs.

As in most states, the regulations and oversight applicable to our Ohio operations are intended primarily to safeguard the legitimacy of the sport and its freedom from inappropriate or criminal influences. The Ohio Racing Commission has broad authority to regulate in the best interests of racing and may disapprove the involvement of certain personnel in our operations, deny approval of certain acquisitions following their consummation or withhold permission for a proposed OTW site for a variety of reasons, including community opposition. The Ohio legislature also has reserved the right to revoke the power of the Ohio Racing Commissions to approve additional OTWs and could, at any time, terminate parimutuel wagering as a form of legalized gaming in Ohio or subject such wagering to additional restrictive regulation.

The Ohio Racing Commission approves annual licenses for racetracks to conduct harness and thoroughbred horse racing. The Ohio Racing Commission has not licensed any other operators of harness race tracks in the Columbus area to conduct harness races during Scioto’s meets.

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

Compliance With Other Laws

We are also subject to a variety of other rules and regulations, including zoning, construction and land-use laws and regulations in Nevada, West Virginia, and, upon commencement of operations at Presque Isle Downs, Pennsylvania laws governing the serving of alcoholic beverages. Mountaineer, Scioto, the Speedway Property, and Binion’s Horseshoe Hotel & Casino derive a significant portion of their other revenues from the sale of alcoholic beverages. Any interruption or termination of the ability to serve alcoholic beverages at those properties (in the case of Binion’s, from and after the time we take over operations after the termination of the Joint Operating License Agreement with Harrah’s), or the inability to sell alcoholic beverages at Presque Isle Downs, would have a material adverse effect on our business, financial condition and results of operations.

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

Dependence Upon Mountaineer.   We are dependent upon Mountaineer for the vast majority of our revenues. Accordingly, we may be subject to greater risks than a geographically diversified gaming operation, including, but not limited to the following risks faced by our Mountaineer operations:

•       risks related to local and regional economic and competitive conditions, such as a decline in the number of visitors to Mountaineer, a downturn in the overall economy in Mountaineer’s market, a decrease in gaming activities in Mountaineer’s market or an increase in competition in Mountaineer’s market;

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

•       natural and other disasters affecting Mountaineer’s market.

The occurrence of any of these or similar events could have a material adverse effect on our business, financial condition and results of operations.

Agreements with Horsemen and Parimutuel Clerks.   We depend on agreements with our horsemen and parimutuel clerks to operate our business. The Federal Interstate Horse Racing Act, the West Virginia Racing Act, the Ohio State Racing Act and, if our racing operations commence in Pennsylvania, the Pennsylvania Racing Act, respectively, require that, in order to simulcast races, we have written agreements with the horse owners and trainers at our West Virginia, Pennsylvania and Ohio racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines with a representative of a majority of the horse owners, trainers and breeders and a representative of a majority of the parimutuel clerks. We have the requisite agreements in place with the Mountaineer horsemen until December 31, 2006 and with the Mountaineer parimutuel clerks until November 30, 2008. Scioto has the requisite agreements in place until August 31, 2004.

If we fail to maintain operative agreements with the horsemen, as a horse racetrack, we will not be permitted to conduct live racing and export and import simulcasting at that horse racetrack, and, in West

Virginia, we will not be permitted to operate our slot machines. In addition, our simulcasting agreements are subject to the horsemen’s approval. If we fail to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on our business, financial condition and results of operations.

Parimutuel Wagering Results.   Our parimutuel wagering business at Mountaineer began earning an operating profit only recently (2001). For the year ended December 31, 2003, our pari-mutuel business earned an operating profit of $2.3 million, prior to deducting general and administrative expenses. We cannot assure you that this operation will continue to be profitable. Even if unprofitable, we are required to continue our parimutuel wagering business in order to maintain our gaming license at Mountaineer. Failure to maintain our gaming license would have a material adverse effect on our financial condition and results of operations.

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

Linkage to West Virginia Lottery Commission Central System.   Our gaming operations are dependent on our linkage to the West Virginia Lottery Commission’s central system. By West Virginia Lottery Commission directive, all of our slot machines are required to be connected to the SAMS 4.6 IGT central system maintained by the Lottery Commission. Our equipment is connected to the West Virginia Central System by telephone lines. This central system tracks all gaming activity in the State of West Virginia. If the operation of the central system was disrupted for any reason, including disruption of telephone service, we believe that the Lottery Commission would suspend all gaming operations within the State until normal operation of the system was restored. Any such suspension could cause a material disruption of our gaming operations and have a material adverse effect on our business, financial condition and results of operations.

We may face disruption in developing and integrating our Pennsylvania, Ohio and new Nevada operations and other facilities we may expand or acquire.

The development and integration of Scioto Downs, our planned Pennsylvania operations, our operation of the Binion’s property upon termination of the Joint Operating License Agreement with Harrah’s, and any other facilities we may expand or acquire in the future will require the dedication of management resources that may temporarily detract attention from our day-to-day business. The process of developing and integrating these operations also may interrupt the activities of that business, which could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we will be able to manage the combined operations effectively or realize any of the anticipated benefits of the Pennsylvania or Ohio operations or any other facilities we may expand or acquire in the future.

For example, we face substantial risks and difficulties in developing our new thoroughbred horse racetrack at Presque Isle Downs in Erie, Pennsylvania, which include, but are not limited to: the ability to obtain clear title to the Pennsylvania properties on which we plan to build our operation and which we currently have under option, or, in the alternative, obtaining regulatory approval to relocate the project to another site we own or control; unforeseen engineering, environmental, or geological problems;

interference with existing operations; unanticipated cost increases; construction delays caused by work stoppages or weather, among others, and other risks associated with building a racing operation.

In addition to the 263.6 acre site on Route 97 which we have under option for approximately $8.5 million (the “Licensed Site”), we subsequently identified two alternative sites that were not available when we applied for our license. We have purchased either directly or through an agent for $4.5 million a 212.6 acre site known as the Green Shingle, which is improved with 30 acres of paved parking lots and several buildings. In March of 2004, through an agent, we executed a purchase agreement, subject to our due diligence investigation, for a third site, known as the International Paper Site, comprised of approximately 205 acres on Lake Erie. The purchase price would be $2 million. Apart from land acquisition costs, closing costs, and costs for gaming equipment, we anticipate spending between $25 million and $75 million to build Presque Isle Downs, depending upon site selection and whether Pennsylvania passes legislation permitting slot machines at racetracks. Any change in the location for the project would require regulatory approval, which we have not yet sought. Upon commencement of parimutuel operations at Presque Isle Downs, we have agreed to purchase an off track wagering facility from Penn National Gaming for $7 million. We expect to finance the majority of these development costs with cash flow from operations, cash on hand availability under our $50 million third amended and restated revolving credit facility and, if slot machines are installed, capital lease obligations. In light of the cash used for the Binion’s transaction, depending upon our actual expenditures for Presque Isle Downs and the timing of any other acquisition activity, we might require additional financing in order to implement all of our development plans.

In addition, the license to build a horse racetrack and conduct racing and parimutuel wagering received from the Pennsylvania State Horse Racing Commission requires us to build the facility by September 26, 2005. If we do not complete the facility within this timeframe, or obtain regulatory approval to complete the facility at a later date (which we intend to request) our license to conduct parimutuel racing at the site will be canceled. In December 2002, affiliates of Magna Entertainment Corp. (“MEC”) and Penn National Gaming, Inc. filed an appeal concerning the unanimous decision of the Pennsylvania State Horse Racing Commission to grant us the license. We intervened in the appeal. On June 19, 2003, MEC moved to withdraw the appeal with prejudice pursuant to a settlement agreement with us pursuant to which we agreed: (i) to support legislation for slots at the Pennsylvania racetracks (so long as Presque Isle Downs continues to hold a license to conduct horseracing); and (ii) to limit Presque Isle’s participation in any racetrack in certain Pennsylvania counties surrounding Pittsburgh to a minority interest. On June 26, 2003, notwithstanding Presque Isle’s agreement with MEC and MEC’s motion to withdraw its petition for review with prejudice, the Commonwealth Court of Pennsylvania denied MEC’s motion to withdraw the petition for review and granted the petition, holding that MEC had timely requested and should have received a formal hearing to be conducted in accordance with Pennsylvania’s Administrative Agency Law. The Court therefore vacated the Racing Commission’s November 19, 2002 Order, with regard to MEC, and remanded the case to the Racing Commission for a formal hearing. The Court also denied Penn National’s petition for review finding that the Racing Commission had not committed an error of law in granting the license. On July 16, 2003, consistent with its obligations under the settlement agreement, MEC informed the Racing Commission that it did not desire a hearing and wished to waive any rights granted to it by the Commonwealth Court’s June 26 orders. On July 17, 2003, at a special meeting, the Racing Commission reinstated Presque Isle’s license. On August 1, 2003, Pittsburgh Palisades Park, L.L.C. filed a challenge of the July 17 reinstatement in the Commonwealth Court of Pennsylvania. On March 4, 2004 the Court upheld the Pennsylvania Racing Commission’s July 17, 2003 unanimous decision to reinstate our license to build Presque Isle Downs by granting our motion and that of the Pennsylvania Racing Commission for Summary Relief with respect to the appeal. We do not believe that Pittsburgh Palisades can appeal that decision as of right, but it could seek review in the Pennsylvania Supreme Court through a procedure similar to certiorari. Until the matter is finally resolved, construction will not commence.

We also face risks associated with our merger with Scioto Downs in Columbus, Ohio. No assurances can be given that development and integration of Scioto will be profitable.

We are subject to extensive regulation by gaming and racing authorities.

Licensing Requirements.   As owners and operators of gaming and parimutuel facilities, we are subject to extensive state and local regulation. State and local authorities require us and our subsidiaries to demonstrate suitability to obtain and maintain various licenses, and require that we have registrations, permits and approvals, to conduct gaming and racing operations, to sell alcoholic beverages and tobacco in our facilities and to operate our food service facilities. These regulatory authorities may, for any reason set forth in applicable legislation or regulation, limit, condition, suspend or revoke a license or registration to conduct gaming or racing operations or prevent us from owning the securities of any of our gaming or racing subsidiaries. In addition, we must periodically apply to renew many of our licenses or registrations. We cannot assure you that we will be able to obtain such renewals. There can be no assurance that we will be able to maintain our existing licenses, registrations, permits or approvals or obtain when necessary any new ones. Any failure to do so would have a material adverse effect on us. In addition, to enforce applicable laws and regulations, regulatory authorities may levy substantial fines against or seize the assets of our company, our subsidiaries or the people involved in violating gaming laws or regulations. Any of these events could have a material adverse effect on our business, financial condition and results of operation.

Potential Changes In Regulatory Environment.   If current laws are modified, or if additional laws or regulations are adopted, it could have a material adverse effect on us. From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming or racing operations in the jurisdictions in which we operate. Any expansion of gaming or racing or restriction on or prohibition of our gaming or racing operations, whether through legislation or litigation, could have a material adverse effect on our operating results. Several states, including those in our target markets, have considered legalized casino gaming or slot machine gaming at racetracks, and others may in the future. Legislation was introduced in February 2003 that would allow for the installation of 3,000 slot machines in each of the five licensed horse racetracks located in Pennsylvania, including Presque Isle Downs. In June of 2003, the Pennsylvania Senate passed a version of HB No. 623 that would permit slots at up to eight racetracks. In July of 2003, the Pennsylvania House of Representatives passed an amended version of HB No. 623, which authorized slots at up to nine racetracks and two free-standing slot parlors, one in the Philadelphia area and one in the Pittsburgh area. We cannot predict whether either of the existing bills, a compromise bill, or some other gaming bill will become law. To the extent that Pennsylvania, Ohio or West Virginia legalizes any new forms of casino gaming, slot machines or video lottery gaming, Mountaineer’s gaming operations and any permitted gaming operations at Presque Isle Downs and Scioto Downs could compete with any such new gaming facilities, and such new competition could have a material adverse effect on our business, financial condition and results of operations.

Taxation.   We pay substantial taxes and fees with respect to our operations. From time to time, federal, state and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming and racing industry. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. During 2003, the West Virginia Department of Taxation, for the first time, requested that Mountaineer pay state income tax on income from racing and video lottery operations. It subsequently withdrew that request. Changes in the tax laws or administration of those laws, if adopted, could have a material adverse effect on our business, financial condition and results of operations.

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

Racing And Parimutuel Operations.   Mountaineer’s racing and parimutuel operations compete directly for wagering dollars with Wheeling Downs, which is located approximately 50 miles from Mountaineer; Thistledown and Northfield Park, which are located approximately 85 miles to the northwest in Cleveland, Ohio; and The Meadows, located approximately 40 miles southeast of Mountaineer in Washington, Pennsylvania. Wheeling Downs conducts parimutuel greyhound racing and video lottery gaming. Thistledown and Northfield conduct parimutuel horse racing but not video lottery gaming. The Meadows conducts live harness racing and provides import simulcasting, but does not have video lottery gaming. If legislation proposed in February 2003 is passed in Pennsylvania legalizing slot machines at racetracks, The Meadows also would be permitted to operate slot machines. Since commencing export simulcasting in August 2000, Mountaineer also competes with racetracks across the country to have its signal carried by off-track wagering parlors. Mountaineer also competes for wagering dollars with off-track wagering facilities in Ohio and Pennsylvania. In general, Mountaineer also competes with other tracks for participation by quality racehorses.

Currently, ten groups have applied for the remaining license to operate a racetrack in Pennsylvania, four of which have applied to operate horse racetracks in or around Pittsburgh. If any of these groups builds racetracks in our target markets, they may compete with our thoroughbred horse racing at Mountaineer and Presque Isle Downs. In addition, to the extent that Pennsylvania legalizes gaming, they may directly compete with our slot operations at Mountaineer, and if we are permitted to implement gaming at Presque Isle Downs, they may compete with that facility.

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

Scioto competes directly with other racetracks in Ohio, including Beulah Park, a thoroughbred horse racetrack which is located approximately nine miles from Scioto; River Downs Horse Racing in Cincinnati, Ohio; and to a lesser extent, casino gambling on riverboats in Indiana and Native American lands in Michigan. Further, Scioto faces competition from off-track wagering facilities in Ohio, Pennsylvania and West Virginia.

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

In addition, our operations at Mountaineer and Scioto, and our planned operations at Presque Isle Downs, are typically seasonal in nature. Winter conditions may adversely affect transportation routes to our properties, as well as cause cancellations of live horse racing. As a result, unfavorable seasonal conditions could have a material adverse effect on our operations.

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

Risks Related to our Capital Structure

Our substantial indebtedness could adversely affect our financial health.

We continue to have a significant amount of indebtedness. Our substantial indebtedness could have important consequences to our financial health. For example, it could:

•                    limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•                    require us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•                    make it more difficult for us to satisfy our obligations with respect to our debt;

•                    increase our vulnerability to general adverse economic and industry conditions;

•                    place us at a competitive disadvantage compared to our competitors that are less leveraged; and

•                    limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds. A failure to comply with those covenants could result in an event of default.

Any of the above-listed factors could have a material adverse effect on our business, financial condition and results of operations. In addition, we may incur substantial additional indebtedness in the future, including, for example to fund our expansion and new acquisitions. The terms of our existing indebtedness do not fully prohibit us from doing so. If new debt is added to our current debt levels, the related risks that we now face could intensify.

The availability and cost of financing could have an adverse effect on business.

We intend to finance our current and future expansion projects primarily with cash flow from operations, and borrowings under our bank credit facility, but may in the future seek equity or debt financings. If we are unable to finance our current or future expansion projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects as well as capital expenditures, selling assets, restructuring debt, or obtaining additional debt or equity financing or joint venture partners, or modifying our bank credit facility. These sources of funds may not be sufficient to finance our expansion, and other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects, which may adversely affect our business, financial condition and results of operations.

To service our indebtedness, we will require a significant amount of cash, which depends on many factors beyond our control.

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our senior secured credit facility will be adequate to meet our future liquidity needs for the next few years. We cannot assure you, however, that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us in amounts sufficient to enable us to fund our liquidity needs with respect to our indebtedness. In addition, if we consummate significant acquisitions in the future, our cash requirements may increase significantly. We cannot assure you that we will be able to refinance any of our debt on attractive terms, commercially reasonable terms or at all. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

ITEM 2.   PROPERTIES

Hotel, Gaming, Racing And Other Property

Mountaineer Park owns approximately 2,250 acres of land in Chester, West Virginia, of which the resort occupies approximately 215 acres, the Woodview Golf Course occupies approximately 170 acres, and approximately 1,860 acres are available for future development.

Scioto Downs owns approximately 173 acres of land in Columbus, Ohio that serve as the site for the harness racetrack. In addition to the racetrack, there are parking, grandstand, clubhouse and dining facilities, as well as barns and stables. Scioto Downs also holds an option to acquire an approximately 35 acre parcel of primarily undeveloped land that is adjacent to the 173-acre site.

The Speedway Property sits on approximately 6.1 acres of owned real property and consists of one two-story building and one three-story building with a total of 95 hotel rooms and an outdoor swimming pool.

The Binion’s property sits on approximately 5.3 acres (231,863 square feet) and consists of a 25-story hotel tower with 366 rooms, meeting space, a gift shop, a rooftop lounge with swimming pool, and approximately 80,000 square feet of casino space. Speakeasy Fremont owns 121,498 square feet of the property in fee and ground leases the remaining 110,465 square feet pursuant to various ground leases having aggregate annual rent of approximately $6.2 million, subject to certain periodic increases.

We have options to purchase in the aggregate approximately 263.6 acres of land in Erie, Pennsylvania to which our Pennsylvania license relates. We also own a second site in Erie comprised of approximately 212.6 acres in the aggregate and in March of 2004, through our agent, executed a purchase agreement, subject to our due diligence investigation, for a third site comprised of approximately 205 acres on Lake Erie.

Substantially all of our assets are pledged to secure the debt evidenced by the Second Amendment to Third Amended and Restated Credit Agreement entered as of November 12, 2003 among us, our operating subsidiaries, and Wells Fargo Bank, N.A. as agent for a consortium of lenders. See Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Sources of Capital.

ITEM 3.   LEGAL PROCEEDINGS

In September 2002 (formal order entered November 19, 2002), our wholly owned subsidiary, Presque Isle Down, Inc., was granted a license by the Pennsylvania State Horse Racing Commission to conduct thoroughbred horse racing and parimutuel wagering in Erie, Pa. In December 2002, affiliates of Magna Entertainment Corp. (Magna) and Penn National Gaming Inc. (Penn National) filed appeals in the

Pennsylvania Commonwealth Court challenging the grant of the license. On June 19, 2003, pursuant to a settlement agreement with us, Magna filed a motion to dismiss its appeal with prejudice, indicating that it was waiving the claims raised in the appeal. On June 25, 2003, we reached an agreement in principle (and subsequently reduced to writing) with Penn National pursuant to which Penn National agreed to withdraw its appeal in consideration for our agreement to purchase Penn National’s off track wagering facility in Erie for $7 million upon our commencement of parimutuel wagering in Erie and to offer comparable employment to Penn National’s employees at the Erie facility. On June 26, 2003, the Court issued its Opinion and Order in which it denied Penn National’s petition for review, finding that the Racing Commission had not committed an error of law in granting the license. However, notwithstanding Magna’s motion to withdraw its appeal, the Court granted Magna’s petition, holding that Magna had timely requested and should have received a formal hearing to be conducted in accordance with Pennsylvania’s Administrative Agency Law. The Court therefore vacated the Racing Commission’s November 19, 2002 Order, with regard to Magna, and remanded the case to the Racing Commission for a formal hearing.

On July 17, 2003, the Pennsylvania State Horse Racing Commission unanimously reinstated Presque Isle Downs’ license to build a thoroughbred racetrack and conduct parimutuel wagering in Erie. On August 4, 2003, Pittsburgh Palisades Park, LLC, a recent applicant for a racing license, challenged the July 17 reinstatement in the Commonwealth Court of Pennsylvania. We and the Racing Commission filed motions for Summary Relief.  On March 4, 2004, the Commonwealth Court upheld the award of the license to Presque Isle Downs. Pittsburgh Palisades Park, LLC has indicated that it will consider an appeal to the Pennsylvania State Supreme Court. We do not believe that Pittsburgh Palisades can appeal as a matter of right, but can seek review in the Pennsylvania Supreme Court through a procedure similar to certiorari. We continue to believe that the Racing Commission acted in accordance with all applicable laws and the directives of the court’s June decision. Until the matter is finally resolved, construction will not commence.

The Company is also party to various lawsuits, which have arisen in the normal course of its business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on the Company’s financial condition or financial results.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   MARKET FOR COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is quoted on NASDAQ National Market under the symbol “MNTG”. On March 11, 2004, the closing trade price for our Common Stock was $9.64. As of March 11, 2004, there were of record 989 holders of our Common Stock.

We are prohibited from paying any dividends without our lenders’ consent. We historically have not paid cash dividends and do not intend to pay such dividends in the foreseeable future.

The following table sets forth the range of high and low bid price quotations for the Common Stock for the two fiscal years ended December 31, 2002 and 2003 and for the period of January 1, 2004 through March 11, 2004. These quotes are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2002:
First Quarter	$17.00	$12.40
Second Quarter.	17.48	14.65
Third Quarter	16.31	7.84
Fourth Quarter.	10.29	7.22
Year Ending December 31, 2003:
First Quarter	8.05	5.26
Second Quarter.	8.91	6.51
Third Quarter	8.99	7.75
Fourth Quarter.	11.20	9.63
Year Ending December 31, 2004:
First Quarter (January 1, 2004 through March 11, 2004)	11.07	9.45

ITEM 6.   SELECTED FINANCIAL DATA

The selected financial data set forth below as of and for each of the five years ended December 31, 2003, have been derived from the audited consolidated financial statements of the Company, certain of which are included elsewhere in this Report, and should be read in conjunction with those consolidated financial statements (including the notes thereto) and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also included elsewhere herein.

	Fiscal Years Ended December 31,
	2003(5)	2002(4)	2001	2000	1999
STATEMENT OF OPERATIONS DATA:
Total Revenues	$293,606,000	$266,296,000	$218,367,000	$170,068,000	$113,421,000
Net Revenues(1)	288,607,000	260,880,000	214,451,000	167,561,000	111,989,000
Income from operations before extraordinary item and cumulative effect of accounting change(2)	15,140,000	17,918,000	15,715,000	15,061,000	6,995,000
Income per share from operations before extraordinary item and cumulative effect of accounting change:
Basic	0.54	0.66	0.64	0.69	0.33
Assuming dilution	0.53	0.62	0.57	0.59	0.28
Loss from extraordinary item	—	—	—	—	(756,000)
Cumulative effect of change in accounting method(3)	—	—	(92,000)	—	—
Loss per share from extraordinary item in 1999; accounting change in 2001
Basic	—	—	—	—	(0.03)
Assuming dilution	—	—	—	—	(0.03)
Net income	15,140,000	17,918,000	15,623,000	15,061,000	6,239,000
Basic	0.54	0.66	0.64	0.69	0.30
Assuming dilution	0.53	0.62	0.57	0.59	0.25
BALANCE SHEET DATA:
Working Capital	24,037,000	10,648,000	4,334,000	12,311,000	1,419,000
Current Assets	46,500,000	29,810,000	19,275,000	20,912,000	13,161,000
Current Liabilities	22,463,000	19,162,000	14,941,000	8,601,000	11,742,000
Total assets—continuing operations	280,541,000	221,917,000	164,077,000	115,685,000	69,559,000
Long-term obligations (including capital leases)	135,094,000	103,374,000	78,284,000	59,870,000	26,409,000
Total Liabilities	174,900,000	131,428,000	97,009,000	70,237,000	39,850,000
Total Stockholders’ Equity	105,641,000	90,489,000	67,068,000	45,448,000	29,709,000

(1)    Net Revenues represent total revenues less promotional allowances.

(2)    Income from operations for 2001 includes a pretax asset write-down of $5,500,000. See Note 2 to the Consolidated Financial Statements

(3)    Effective January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities”. The cumulative effect of adopting this new accounting principle amounted to a charge of $92,000, net of tax.

(4)    Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142). In accordance with SFAS No. 142 goodwill amortization was not recorded in 2003 and 2002. Amortization expense was approximately $250,000 for each of the years ended December 31, 2001, 2000 and 1999.

(5)    On July 31, 2003, the Company acquired Scioto Downs, Inc. Scioto Downs’ operating results have been included in the Company’s consolidated results from the date of acquisition. See Note 4 to the Consolidated Financial Statements.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, including the critical accounting policies contained herein, should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Report. Unless stated otherwise, references to total revenues, revenues and gross profit are before deducting promotional allowances.

Overview

Through subsidiaries, we own and operate the Mountaineer Racetrack & Gaming Resort in Chester, West Virginia; Scioto Downs, Inc. in Columbus, Ohio; and the Ramada Inn and Speedway Casino in North Las Vegas, Nevada. As a result of declining operating performance, we sold the Speakeasy Casino in Reno, Nevada in March 2003. Effective March 11, 2004 we acquired the assets of Binion’s Horseshoe Hotel and Casino in Las Vegas, Nevada (Binion’s) and entered into a Joint Operating License Agreement with an affiliate of Harrah’s Entertainment, Inc. pursuant to which Harrah’s will serve as the primary day-to-day operator of the property on an interim basis. Although we have expanded our operations, since acquiring Mountaineer Park in 1992, Mountaineer Park has been the focus of our business operations and we expect Mountaineer Park to continue to account for the majority of our revenues, profits and cash flows for the foreseeable future.

The Company’s business strategy involves further developing operations at Mountaineer Park as a destination resort and convention facility, increasing our machine count as patron demand dictates and continuing the growth of Mountaineer Park’s export simulcast business. Additionally, the Company has and will continue to seek other parimutuel businesses and/or gaming concerns that fit strategically with our existing operations.  We also intend to pursue legislation that will permit additional forms of gaming in the jurisdictions in which we own or seek to acquire properties.

For fiscal 2003, total revenues increased 10% to $293.6 million from $266.3 million in 2002, while EBITDA grew by 17% to $53.8 million from $46.1 million in 2002.(1)  Increased patronage at Mountaineer resulting from expanded operations and the July 31, 2003 acquisition of Scioto Downs positively influenced revenues; and the sale of the Reno Property in March of 2003 reduced revenues. Increased revenues, changes in marketing strategy and operational efficiencies contributed to the increase in EBITDA.

Investments in infrastructure and amenities at Mountaineer Park, which allow us to provide our patrons a higher quality, diversified gaming and entertainment experience, have and will continue to drive growth in our revenues and EBITDA. Total revenues at Mountaineer Park increased 9.9% to $280.9 million from $255.7 million in 2002, while EBITDA increased 17.5% to $60.5 million from $51.5 million in 2002.(1)  This growth is reflective of increases in revenues for all revenue reporting classifications and is the result of expanded operations (construction of hotel and amenities completed in May 2002), maturing of the business associated with the new amenities, marketing awareness campaigns to promote Mountaineer Park as a destination hotel, convention and resort facility and certain operating efficiencies. Revenues from gaming operations at Mountaineer Park increased 9.0% to $244.3 million, generating a net-win-per-day-per machine of $214 based on an average of 3,140 machines, compared to $226 with an average of 2,719 machines in 2002. Because of the 15.5% increase in average number of gaming machines (that were installed to address peak demand times on weekends and holidays), management does not view the decrease in daily net-win-per-machine as a negative trend in slot revenue. To the contrary, management is encouraged by the increase in slot revenue. Mountaineer Park has received the approval to install up to a total of 3,500 machines and will increase the machine count as patron demand dictates. Parimutuel commissions at Mountaineer Park increased $1.2 million to $9.9 million for 2003. This increase reflects the $1.3 million (net) increase in export simulcast revenues due to an increase in the number of sites receiving the Mountaineer Park signal and growing familiarity with the Mountaineer Park racing product. Management believes that the increase in machine count, continuing efforts to increase the sites receiving Mountaineer Park’s export signal, ongoing targeted and awareness marketing campaigns to promote Mountaineer Park as a destination hotel, convention and resort facility and increases in patron traffic will allow this upward trend in revenue growth to continue. However, this growth can be impacted by, among other things, the introduction of new competition as a result of gaming legislation in neighboring states and changes in West Virginia video lottery legislation.

As part of our business strategy and in order to leverage our expertise and capitalize on new development opportunities, we have expanded our racing operations to Ohio and plan to expand into Pennsylvania (where we have a license to build a new thoroughbred track), Minnesota (where we have a letter of intent to acquire a 50% interest in an entity that has applied for license to build a new harness track in the Minneapolis metropolitan area, and other states as opportunities arise. In the event these states enact new gaming laws, like those in West Virginia that permit slot machines at racetracks, we would expect our racing facilities in these states to benefit greatly from the addition of slot machines.

On July 31, 2003 we completed the acquisition of Scioto Downs, Inc., which owns and operates a harness horse racing facility with parimutuel wagering in Columbus, Ohio. Total consideration for the purchase was approximately $19.7 million and we utilized cash on hand derived principally from the issuance of senior unsecured notes in March 2003.  Scioto Downs contributed revenues of $2.6 million and incurred an EBITDA loss of $276,000 during the five months of 2003 subsequent to the acquisition date.(1)  We are currently incorporating, where possible, Scioto Downs into certain Mountaineer Park simulcasting arrangements. Additionally, we are investigating other ways to increase revenues for Scioto Downs including telephone wagering, however, nothing definitive has been established at this time.

We have also obtained a license to build a new thoroughbred horse racetrack with parimutuel wagering in Erie, Pennsylvania. In addition to the 263.6 acre site on Route 97 which we have under option for approximately $8.5 million (the “Licensed Site”), we subsequently identified two alternative sites that were not available when we applied for our license. We have purchased for $4.5 million a 212.6 acre site known as the Green Shingle, which is improved with 30 acres of paved parking lots and several buildings. In March of 2004, through an agent, we executed a purchase agreement, subject to our due diligence investigation, for a third site, known as the International Paper Site, comprised of approximately 205 acres on Lake Erie. The purchase price would be $2 million. Apart from land acquisition costs, closing costs, and costs for gaming equipment, we anticipate spending between $25 million and $75 million to build Presque Isle Downs, depending upon site selection and whether Pennsylvania passes legislation permitting slot machines at racetracks. Any change in the location for the project would require regulatory approval, which we have not yet sought. Upon commencement of parimutuel operations at Presque Isle Downs, we have agreed to purchase an off track wagering facility from Penn National Gaming for $7 million. We expect to finance the majority of these development costs with cash flow from operations, cash on hand, availability under our $50 million third amended and restated revolving credit facility and, if slot machines are installed, capital lease obligations. In light of the cash used for the Binion’s transaction, depending upon our actual expenditures for Presque Isle Downs and the timing of any other acquisition activity, we might require additional financing in order to implement all of our development plans. We plan to build the new horse racetrack and commence operations as soon as practicable, subject to (i) the expiration of the time to appeal a recent court decision upholding the July 17, 2003 reinstatement of our license, or, in the alternative, favorable resolution of any appeal, (ii) the ability to obtain clear title to the property to which our license relates and which we currently have under option, or, in the alternative, our ability to obtain regulatory approval to relocate the project to another site we own or control (which we have not yet requested), and (iii) other construction-related risks. See “Item 1. Business—Certain Risks Related to Our Business.”

We also recently entered into a letter of intent that sets forth an agreement in principle to acquire a 50% interest in a joint venture that is pursuing a license to construct and operate a harness racetrack and cardroom in Minnesota. The letter of intent calls for the Company to invest $7.5 million in the event the venture obtains the necessary regulatory licenses. The transaction will also be subject to receipt of all required governmental approvals.

The Speedway Property generated revenues of $9.5 million or a decrease of $171,000 from 2002. New competition with aggressive grand opening promotions impacted the operating results for 2003. We plan to implement an automated player tracking system at the property and believe that 2004 revenues will increase to at least 2002 levels. The sale of the Reno Property was completed on March 11, 2003. The sale of the Reno Property had a positive impact of approximately $1.1 million on our EBITDA, as a result of the elimination of the Reno Property’s negative contribution. (1)

While the primary external growth strategy remains the pursuit of racetrack and racino opportunities, we believe the acquisition of Binion’s will enable us to leverage our management resources and expand within the Las Vegas, Nevada market utilizing a strategically located landmark in downtown Las Vegas. The Joint Operating License Operating Agreement provides for payments to the Company over a minimum of one year and up to three years. (See Note 5 of the Notes to the Consolidated Financial Statements). The payments total $2.4 million for the initial one-year term, and, if Harrah’s exercises its extension options, the greater of 50% of EBITDA or $4.8 million for the second year, and the greater of 50% of EBITDA or $2.7 million for each of the final six-month periods.  Harrah’s is responsible for all of the property’s operating expenses, including payroll and insurance, rental for parcels that are ground leased and for funding the necessary operating capital.

(1)   The following table sets forth a reconciliation of operating income (loss), a GAAP financial measure, to EBITDA a non-GAAP measure.

	Year ended December 31,
	2003	2002
MTR Gaming Group, Inc. (Consolidated)
Operating income	$35,130,000	$31,834,000
Depreciation and amortization	18,692,000	14,294,000
EBITDA	53,822,000	46,128,000
Mountaineer Park, Inc.
Operating income	$44,608,000	$39,294,000
Depreciation and amortization	15,922,000	12,241,000
EBITDA	60,530,000	51,535,000
Scioto Downs, Inc.
Operating income	$(637,000)	—
Depreciation and amortization	361,000	—
EBITDA	(276,000)	—
Speakeasy Las Vegas (Las Vegas Property)
Operating income	$(1,209,000)	$(826,000)
Depreciation and amortization	1,319,000	1,241,000
EBITDA	110,000	415,000
Speakeasy Reno (Reno Property)
Operating income	$(320,000)	$(1,801,000)
Depreciation and amortization	19,000	361,000
EBITDA	(301,000)	(1,440,000)
Corporate
Operating income	$(7,312,000)	$(4,833,000)
Depreciation and amortization	1,071,000	451,000
EBITDA	(6,241,000)	(4,382,000)

EBITDA or earnings before interest, taxes, depreciation and amortization is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles (“GAAP”), is unaudited and should not be considered an alternative to, or more meaningful than, net income or income from operations as an indicator of our operating performance, or cash flows from operating activities, as a measure of liquidity. We have presented EBITDA as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. Uses of our cash flows that are not reflected in EBITDA include capital expenditures (which are significant given our expansion), interest payments, income taxes, and debt principal repayments. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Operating Revenues and Costs

The Company earned revenues for the years ended December 31, 2003 and 2002 as shown below:

	Years Ended December 31
	2003	2002
Gaming	$251,220,000	$231,682,000
Pari-mutuel Commissions	11,341,000	8,657,000
Food, Beverage and Lodging	22,767,000	19,387,000
Other	8,278,000	6,570,000
Total Revenues	293,606,000	266,296,000
Less promotional allowances	(4,999,000)	(5,416,000)
Net Revenues	$288,607,000	$260,880,000

Total revenues increased by $27.3 million from 2002 to 2003, an increase of 10.3%. Approximately $19.8 million of the increase was produced by gaming operations at Mountaineer Park. Mountaineer Park’s revenue from parimutuel commissions increased by $1.2 million, or 13.9%, with export simulcast fees generating $2.6 million of this increase, offset by a decrease in live and import simulcast commissions. Mountaineer Park’s food, beverage and lodging revenues increased by $3.6 million or 22.6% to $19.7 million, and other revenues increased by $631,000 or 9.8%.

The Nevada Properties contributed $9.6 million in revenues in the year ended December 31, 2003, a $1.0 million or 9.9% decrease from revenues of $10.6 million for the year ended December 31, 2002. Gaming revenues for 2003 were $7.0 million, all of which were produced by the Speedway Property, versus $7.2 million for 2002, a decrease of $0.2 million or 3.0%. In July of 2001, we terminated gaming operations at the Reno Property. No gaming revenues were generated at the Reno Property in 2002 or 2003. The Nevada Properties’ remaining revenues for 2003 were $1.0 million from lodging ($750,000 decrease from 2002), $1.5 million from food and beverage ($58,000 decrease from 2002) and $59,000 in other income. The declines are principally attributable to the sale of the Reno Property that was completed in March 2003.

Scioto Downs contributed revenues of $2.6 million during the five months of 2003 subsequent to the acquisition date. Parimutuel commissions totaled $1.5 million, food and beverage revenues amounted to $560,000 and other revenues totaled $527,000.

Promotional allowances decreased by $417,000 or 7.7% due principally to changes in Mountaineer Park’s Frequent Player Program.

The Company’s $27.3 million or 10.3% increase in revenues was accompanied by higher total costs, as direct operating expenses increased by $13.6 million or 7.9% to $186.8 million in 2003 compared to 2002.

Approximately $12.5 million of the increase in operating costs is attributable to the gaming operations, which includes applicable state taxes and fees. Parimutuel direct costs increased by $1.0 million, including $820,000 attributable to Scioto Downs.  The cost of food, beverage and lodging increased by $1.0 million. Of the 6.2% increase in the cost of food, beverage and lodging, $1.2 million can be attributed to the expanded operations at Mountaineer Park and $485,000 relating to the addition of Scioto Downs, which was offset by a decline in the cost of food and beverage and lodging at the Nevada Properties due to the sale of the Reno Property. The cost of other revenue decreased by $850,000 in 2003 to $7.7 million. The decrease is due primarily to the reduction of the number of entertainment events and the corresponding reduction in entertainment costs. Scioto Downs’ cost of other revenues totaled $153,000 for the period from the acquisition date.

Operating costs and gross profits (before promotional allowances) earned from operations for the years ended December 31, 2003 and 2002 are as follows:

	Years Ended December 31
	2003	2002
Operating Cost:
Gaming	$153,183,000	$140,704,000
Parimutuel Commissions	8,363,000	7,359,000
Food, Beverage and Lodging	17,484,000	16,470,000
Other	7,745,000	8,597,000
Total Operating Costs	$186,775,000	$173,130,000

	Years Ended December 31
	2003	2002
Gross Profit (Loss):
Gaming	$98,037,000	$90,978,000
Parimutuel Commissions	2,978,000	1,298,000
Food, Beverage and Lodging	5,283,000	2,917,000
Other	533,000	(2,027,000)
Total Gross Profit	$106,831,000	$93,166,000

The increased gross profit is attributable to the operations at Mountaineer Park. Results for 2003 reflect a full year of operating the hotel (that opened in the second quarter of 2002), expanded dining facilities and the additional amenities, as well as the integration of the hotel and convention center business.

Gaming Operations

Revenues from gaming operations increased 8.4% from $231.7 million in 2002 to $251.2 million in 2003. Management attributes this increase to the following factors: (1) the increase in machine count from an average of 2,719 during 2002 to an average of 3,140 during 2003; (2) new game themes and equipment to meet changing patron interest and demand, (3) increases in patronage driven by new amenities and convention business as Mountaineer Park becomes a destination resort; (4) awareness marketing and promotional campaigns and programs; and (5) increased bus programming.

For the year ended December 31, 2003, the average net win per day for coin drop machines at Mountaineer Park was $223 and $170 for ticket terminals. For the same period average daily net win for the track-based gaming machines was $52 per machine (including $0 for non-racing days when those gaming rooms were closed), compared to $243 earned on the hotel-based terminals for a facility-wide average of $214 per machine per day. Management believes that the apparent decrease in the average net win per machine day from $226 in 2002 to $214 in 2003 reflects the absorption of a 15.5% increase in average machine count. Because of the 15.5% increase in average number of gaming machines (that were installed to address peak demand times on weekends and holidays), management does not view the decrease in daily net-win-per-machine as a negative trend in slot revenue. To the contrary, management is encouraged by the increase in slot revenue.

A summary of the gaming revenues (“net win”) at Mountaineer Park for the years ended December 31, 2003 and 2002 is as follows:

	Years Ended December 31
	2003	2002
Total gross wagers	$2,804,920,000	$2,657,603,000
Less patron payouts	(2,560,670,000)	(2,433,105,000)
Revenue—video lottery operations	$244,250,000	$224,498,000
Average daily net win per terminal (WV)	$214	$226

Management expects the upward trend in video lottery revenue at Mountaineer Park to continue based upon the following growth drivers: expanding Mountaineer Park’s geographical reach by marketing the facility as a destination resort and convention complex; continuation of marketing awareness campaigns; increased patronage in the gaming rooms as a result of convention and event business; an increase in machine count from current 3,200 to 3,500 (which was approved by the West Virginia Lottery Commission on March 25, 2003), as patron demand dictates.

The Speedway Property had gaming revenues of $7.0 million for 2003, a decrease of $213,000 or 3.0% over 2002.

Costs of gaming revenue for 2003 increased by $12.5 million or 8.9% from $140.7 million to $153.2 million compared to the year ended December 31, 2002. Costs of gaming revenue at Mountaineer Park increased by $12.5 million or 9.1% to $149.7 million in 2003, reflecting an increase of $10.7 million in statutory expenses directly related to the increase in gaming revenues (net of the Company’s share of capital reinvestment funds), including an increase of $1.4 million in statutory payments, or increased gaming taxes resulting from the Company exceeding the rate change threshold earlier in 2003 than in 2002 (as discussed in the following section). (See Note 13 to our Consolidated Financial Statements included elsewhere in this Report.). The cost of gaming at the Speedway Property in 2003 of $3.5 million remained at the same level as in 2002, but increased as a percentage of gaming revenues as a result of a decrease in gaming revenues of $213,000.

After payment of a State Administrative fee of 4% of revenues, Mountaineer Park is obligated to make payments (which are accounted for as costs of gaming) from the remaining video lottery revenues to certain funds administered by the West Virginia Lottery Commission as follows:

	Net Terminal Income
State of West Virginia	30.0%
Hancock County	2.0%
Horseman’s Association (racing purses)	15.5%
Other	5.5%
Total Statutory Payments	53.0	%(1)

1)               Excludes a 4% administrative fee charged by the State of West Virginia based on revenues. See Note 13 to our Consolidated Financial Statements included elsewhere in this Report.

In April 2001, West Virginia amended its video lottery statute that among other things established a new distribution scheme for the portion of each racetrack’s net win in excess of that racetrack’s net win for the twelve months ending June 30, 2001 (referred to in the amendment as “Excess Net Terminal Income”). After deducting the administrative fee, the Excess Net Terminal Income is now subject to a 10% surcharge. The remaining amount of the Excess Net Terminal Income will be distributed as follows:

	Excess Net Terminal Income
State of West Virginia	41.0%
Hancock County	2.0%
Horseman’s Association (racing purses)	9.5%
Other	5.5%
Total Statutory Payments	58.0	%(1)

(1)          Excludes a 4% administrative fee charged by the State of West Virginia based on revenues, and effective July 1, 2001 as discussed above, a 10% surcharge once certain levels of revenues are achieved. In addition, rates are applied to revenues net of this 4% administrative fee and the 10% surcharge when applicable. See Note 13 to our Consolidated Financial Statements included elsewhere in this Report.

After deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the racetracks will receive 42% (as opposed to 47%) of the remaining net win. The reduction in the net win retention percentages (or conversely the increase in statutory payments) is reflected by the Company as a cost of gaming for the period during which the Company generates Excess Net Terminal Income. For Mountaineer Park, the threshold for Excess Net Terminal Income is fixed at approximately $162 million, which, based upon the State’s June 30 fiscal year end, the Company exceeded in mid-March 2003.

The amended Lottery Act also creates a separate capital reinvestment fund for each racetrack to which the State will contribute 42% of the surcharge attributable to each racetrack. Generally, for each dollar a racetrack expends on eligible capital improvements for the racetrack and adjacent property, the track will receive a dollar from the capital reinvestment fund. Depending upon the amount of a project, any amount expended in excess of the balance in the capital reinvestment fund may be carried forward three subsequent years. The Company recognizes amounts due from the capital reinvestment fund as qualifying capital expenditures are identified. At December 31, 2003, the Company’s eligible capital improvements which can be carried forward aggregated approximately $36.5. million.

Taxes and assessments paid to all of these funds are included in “Cost of Gaming” in our Consolidated Statements of Operations. Statutory cost and assessments, excluding the State Administrative Fee and the Company’s share of the capital reinvestment fund, for the respective years ended December 31, 2003 and 2002 are as follows:

	Years Ended December 31
	2003	2002
Employee Pension Fund	$1,143,000	$1,065,000
Horseman’s Purse Fund	31,837,000	30,994,000
Subtotal	32,980,000	32,059,000
State of West Virginia	81,801,000	71,405,000
Tourism Promotion Fund	6,857,000	6,392,000
Hancock County	4,571,000	4,261,000
Stakes Races	2,286,000	2,131,000
Miscellaneous State Projects	2,286,000	2,131,000
	$130,781,000	$118,379,000

The increase in the amounts paid to the State of West Virginia and the changes in the amounts paid to the Horsemen’s Purse Fund and other Funds reflect the impact of changes in the payment distribution scheme as a result of the amended video lottery statute as previously discussed and increased revenues.

Parimutuel Commissions

Parimutuel commissions revenue is a function of wagering handle, which means the total amount wagered without regard to predetermined deductions, with a higher commission earned on a more exotic wager, such as a trifecta, than on a single horse wager, such as a win, place, or show bet. In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The total wagering handle is comprised of the amounts wagered by each individual. The total amounts wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a “take-out” or gross commission, from which the racetrack pays state and county taxes and racing purses. The Company’s parimutuel commission rates are fixed as a percentage of the total wagering handle or total amounts wagered. The Company earned an average commission rate of 20% at Mountaineer Park in each of the past three years.

Parimutuel commissions for Mountaineer Park for the years ended December 31, 2003 and 2002 are summarized below.

	Years Ended December 31
	2003	2002
Live racing parimutuel handle	$15,322,000	$16,235,000
Simulcast racing parimutuel handle	22,526,000	22,789,000
Less patrons’ winning tickets	(29,838,000)	(30,759,000)
	8,010,000	8,265,000
Revenues—export simulcast	10,568,000	7,988,000
	18,578,000	16,253,000
State and county parimutuel tax	(480,000)	(495,000)
Purses and Horsemen’s Association	(8,238,000)	(7,101,000)
Revenues—parimutuel	$9,860,000	$8,657,000

Total revenues for parimutuel commissions for 2003 increased by $2.7 million or 31.0% in comparison to 2002. This increase can be attributed principally to the increase in export simulcast revenues at Mountaineer Park, despite racing 8 fewer days in 2003 due to inclement weather and scheduling of race days, and the acquisition of Scioto Downs, Inc. At Mountaineer Park, revenues from export simulcast increased by $2.6 million or 32.3% to $10.6 million during 2003 compared to $8.0 million for the same period in 2002. The increase in export simulcast revenues is attributed to an increase in the number of sites receiving our export signal to approximately 620 facilities and growing familiarity of racing patrons with the Mountaineer Park racing product. Commissions from import simulcast and live racing for 2003 decreased by $255,000 to $8.0 million compared to the same period in 2002. The decrease in revenues from live racing and import simulcasting, which represents revenues from all parimutuel wagers placed by patrons on site at Mountaineer Park, is attributable to the reduction in race days in 2003 and occurred even though average daily live purses increased 5.5% from $163,000 in 2002 to $172,000 in 2003. Management believes that decreases in live racing and import simulcast can be attributed at least in part to the conversion of some live racing patrons to export simulcast patrons and patrons utilizing telephone and/or internet wagering. The increase in Purses and Horsemen’s Association amounts is attributable principally to the Horsemen’s share of the increase in export simulcasting revenues.

Scioto Downs contributed total revenues for pari-mutuel commissions for 2003 from the date of the acquisition of $1.5 million. Scioto Downs’ live racing season runs from May to September; simulcasting operates year-round.

Total costs of parimutuel operations of $8.4 million for 2003 increased by $1.0 million compared to 2002. The expansion of operations to include Scioto Downs resulted in an increase in operating costs of $820,000 from the date of the acquisition. Although parimutuel commissions at Mountaineer Park increased $1.2 million, there was not a corresponding increase in operating costs since the growth occurred in export simulcast, which has relatively fixed costs as sites are added and revenues increase.

For the year ended December 31, 2003, parimutuel operations showed a gross profit of $3.0 million versus $1.3 million for 2002. The improvement in results from parimutuel operations is attributable to the contribution to gross profit by Scioto Downs from the date of the acquisition and as previously discussed the increased export simulcasting at Mountaineer Park.

Management remains optimistic that its export simulcast business will continue to grow, as the Company is able to add new outlets, but not at levels achieved in 2003. Live racing and import simulcast are expected to continue to be impacted by conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or utilization of telephone and/or Internet wagering). Management anticipates that this growth coupled with the inclusion of the parimutuel operating results of Scioto Downs for the full period in the next year will result in continued improvement in parimutuel commissions.

Food, Beverage and Lodging

The combined food, beverage and lodging revenues increased by 17.4% to $22.8 million for the year ended December 31, 2003 compared to $19.4 million for the same period in 2002. Company-wide, restaurant, bar and concession facilities produced $15.2 million of the revenue, a 15.9% increase over the year ended December 31, 2002. Food and beverage revenues increased $1.6 million to $13.2 million at Mountaineer Park in 2003. Management believes the increase in the number of patrons visiting the resort, the reopening of the newly expanded Gatsby restaurant in early 2003, the opening of La Bonne Vie restaurant in May 2002 and expanded beverage operations resulted in the growth in this area. Scioto Downs contributed food and beverage revenues of $560,000 during 2003 from the date of acquisition. Food and beverage revenues for the Speedway Property increased by $40,000 during 2003 while the combined total for the Nevada Properties decreased by $60,000, principally due to the sale of the Reno Property in 2003.

Lodging revenues were $7.6 million for the year ended December 31, 2003, an increase of $1.3 million over the same period in 2002. Lodging revenues in West Virginia increased by $2.0 million or 45.8% as The Grande Hotel at Mountaineer had the benefit of a full year of operation in concert with marketing campaigns and convention business. Average occupancy levels during the year ended December 31, 2003, ranged from 57% for weekdays to 88% for weekends. The overall average occupancy rate was 66% for the year with an average room rate of $87. Lodging revenues for the Nevada Properties decreased by $715,000 due principally to the sale of the Reno Property in 2003. Management expects food, beverage and lodging revenue for existing facilities to increase during 2004 (compared to the same period in 2003), as we market Mountaineer Park and Scioto Downs aggressively and implement automated player tracking and other improvements at the Speedway Property.

Direct expenses of food, beverage and lodging operations increased from $16.4 million in 2002 to $17.5 million in 2003. The direct expenses of food, beverage and lodging operations at Mountaineer Park increased by $1.2 million, while the direct expenses for the Nevada Properties decreased by $637,000 due principally to the sale of the Reno Property. Scioto Downs’ cost of food and beverage totaled $485,000 for 2003 from the date of the acquisition. Company-wide, food and beverage direct cost increased by $1.9 million to $14.9 million for a gross profit of $301,000 in 2003 compared to a gross profit of $100,000 in 2002. The improvement in gross profit for food and beverage is attributable to increased volume and revenues while maintaining food cost control at Mountaineer Park, the inclusion of Scioto Downs and the sale of the Reno Property. Lodging direct cost totaled $2.6 million in 2003 compared to $3.4 million in 2002 contributing to a gross profit of $5.0 million in 2003 compared to a gross profit of $2.8 million in 2002. The decrease in lodging direct cost is attributable principally to the sale of the Reno Property. The increase in lodging gross profit is attributable principally to the opening of the Grande Hotel at Mountaineer in May 2002 and its full year of operation in 2003 and increases in occupancy rates and average room rates.

Mountaineer Park’s gross profit for food, beverage and lodging was $5.5 million in 2003, compared to a gross profit of $3.0 million in 2002. The increase is attributable principally to improved revenues associated with the increase in the number of patrons visiting the resort, the reopening of the newly expanded Gatsby restaurant in early 2003, the opening of La Bonne Vie restaurant in May 2002 and expanded beverage operations. The food and beverage operations had a gross profit of $626,000 in 2003, compared to $469,000 in 2002. Mountaineer Park’s lodging operations had a gross profit of $4.9 million in 2003 representing an increase of $2.3 million over the same period in the prior year. The increase in gross profit is attributed, as noted previously, to the opening of the Grand Hotel in May 2002 and its full year of operation in 2003 and increases in occupancy rates and average room rates.

The Nevada Properties’ food, beverage and lodging operations had an operating loss of $314,000 in 2003 compared to $148,000 in 2002. The increased operating loss is attributable to Las Vegas where promotional pricing reduced revenues while increasing patron traffic and meals served.

Other Operating Revenues

Revenues from other sources increased by $1.7 million or 26.0% to $8.3 million in 2003 compared to $6.6 million in 2002. Other operating revenues are primarily derived from the sale of tickets to events at the Harv, fees generated by the Convention Center, Spa, Fitness Center and golf course, operation of the retail plaza (Gift Shoppe /Jewelry Shoppe/Smoke Shoppe), sale of programs and lottery tickets, and check cashing and ATM services. Revenues from the Convention Center and related services increased by $747,000 to $1.7 million compared to $975,000 in 2002. Revenues from ATM, check cashing and credit card advance service fees increased $536,000. The revenues from special events held at the Harv in 2003 were $471,000 which is a decrease of $1.3 million over 2002, reflecting the decrease in the number of events held at the Harv. In 2002 Mountaineer opened a new gift/jewelry shop and relocated the Spa from a free-standing structure to the hotel. The Gift/Jewelry/Smoke Shoppes and Spa revenues increased by $484,000 and $165,000, respectively in 2003. These additional amenities are expected to contribute additional revenues during the next year as Mountaineer Park’s recognition as a destination resort continues to increase. Scioto Downs contributed other revenues of $527,000 during 2003 from the date of the acquisition.

Costs of other revenues decreased by 9.9% from $8.6 million in 2002 to $7.7 million in 2003. This decrease can be attributed primarily to the decrease in the number of events at The Harv. Expenses for the Harv decreased by $2.5 million to $2.6 million in 2003 principally due to decrease in entertainment costs. Convention Center expenses increased by $882,000 to $1.0 million in 2003. The Spa and Fitness Center expenses increased by $224,000 to $935,000 in 2003. Costs of other revenues for the retail plaza increased $504,000 during 2003 as compared to 2002. The increases in Convention Center, Spa Fitness Center and retail plaza expenses are attributable to expanded operations and increased utilization by patrons during 2003. Costs of other revenues for Scioto Downs totaled $153,000 for 2003 from the date of the acquisition.

Marketing and Promotions Expense

Company-wide marketing and promotions expense decreased to $7.4 million for the year ended December 31, 2003 from $8.8 million for 2002. Marketing and promotions expenses at Mountaineer Park decreased by $1.3 million from $7.7 million in 2002 to $6.4 million in 2003. The decrease results from management efforts to more efficiently promote Mountaineer Park, notwithstanding the increased number of amenities and ancillary businesses. In 2003 marketing and promotion expenses for the Nevada Properties decreased by $224,000 with $161,000 of the decrease being attributable to similar efforts at the Speedway Property.

General and Administrative Expenses and Interest

General and administrative expenses for the year ending December 31, 2003 increased by $7.8 million, or 23.9% from $32.8 million in 2002. General and administrative costs for 2003 constituted 13.8% of total revenues in comparison to 12.3% for 2002. The increase in general and administrative costs can be attributed to the operation of Mountaineer Park’s expanded facilities including the hotel (completed May 2002) and other amenities for the full year in 2003 and the acquisition of Scioto Downs on July 31, 2003, offset in part by the reduction in expenses at the Reno Property due to the sale in 2003. The increase in costs relates primarily to: (1) increases in salary & benefits cost ($1.9 million) and repairs and supplies expenses ($378,000) related to increased security, surveillance, housekeeping, maintenance and certain other administrative areas attributable to Mountaineer Park’s expanded facilities and larger crowds; (2) increase in real estate taxes at Mountaineer Park ($799,000); (3) increase in professional fees related to the Company’s pursuit of a license to build a new racetrack in Erie, Pennsylvania and other aspects of the Company’s corporate development activities and legal matters ($906,000); (4) increase in amounts associated with long-term incentive compensation arrangements ($948,000); and increase in insurance related costs of ($656,000). Scioto Downs’ general and administrative costs totaled $1.3 million for the period from the date of the acquisition. The sale of the Reno Property resulted in a reduction of general and administrative costs of $1.1 million in 2003 as compared to 2002.

Interest expense increased by $7.5 million to $11.9 million in 2003, from $4.4 million in 2002. This increase to $11.9 million is attributable to the issuance of $130,000,000 of senior notes during 2003. See “Liquidity and Sources of Capital.”

Depreciation and amortization costs increased by 29.8% from $14.3 million in 2002 to $18.7 million in 2003. This increase reflects the $27.6 million increase in fixed assets balance at December 31, 2003 compared to December 31, 2002 due to expansion at Mountaineer Park and the acquisition of Scioto Downs. Depreciation and amortization expense for Scioto Downs was $360,000 based upon the purchase price allocations as discussed in Note 4 to the Consolidated Financial Statements. Depreciation and amortization for the Nevada Properties aggregated $1.3 million for the year ended December 31, 2003. Depreciation was not recorded for the Reno Property once it was listed for sale in 2002. The property was subsequently sold in 2003.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Operating Revenues and Costs

The Company earned revenues for the years ended December 31, 2002 and 2001 as shown below:

	Years Ended December 31
	2002	2001
Gaming	$231,682,000	$191,901,000
Parimutuel Commissions	8,657,000	7,618,000
Food, Beverage and Lodging	19,387,000	15,185,000
Other	6,570,000	3,663,000
Total Revenues	266,296,000	218,367,000
Less promotional allowances	(5,416,000)	(3,916,000)
Net Revenues	$260,880,000	$214,451,000

Total revenues increased by $47.9 million from 2002 to 2001, an increase of 21.9%. Approximately $40.0 million of the increase was produced by gaming operations at Mountaineer Park. Mountaineer Park’s revenue from parimutuel commissions increased by $1.0 million, or 13.6%, with export simulcast fees generating $2.5 million of this increase, offset by a decrease in live and import simulcast commissions. Mountaineer Park’s food, beverage and lodging revenues increased by $4.8 million or 42.8% to $16.0 million, and other revenues increased by $2.9 million or 81.1%.

The Nevada Properties contributed $10.6 million in revenues in the year ended December 31, 2002, an $800,000 or 7.0% decrease from revenues of $11.4 million for the year ended December 31, 2001. Gaming revenues for 2002 were $7.2 million, all of which were produced by the Speedway Property, versus $7.4 million for 2002, a decrease of $0.2 million or 2.7%. In July of 2001, we terminated gaming operations at the Reno Property. Gaming revenues at the Reno Property were $1.3 million during 2001. No gaming revenues were generated at the Reno Property in 2002. The Nevada Properties’ remaining revenues for 2002 were $1.8 million from lodging (a $300,000 decrease from 2001), $1.6 million from food and beverage ($300,000 decrease from 2001) and $96,000 in other income. The declines are principally attributable to the closing of the casino and restaurant at the Reno Property.

Promotional allowances increased by $1.5 million or 38.3% due principally to increased membership in Mountaineer Park’s Frequent Player Program and expanded gaming operations. At December 31, 2001 the Company reclassified, due to their increasing significance, promotional allowances from expenses (principally marketing and promotions) to a deduction from revenues for 2001 and all periods presented.

The Company’s $47.9 million or 21.9% increase in revenues was accompanied by higher total costs, as direct operating expenses increased by $34.1 million or 24.5% to $173.1 million in 2001 compared to 2001. Approximately $28.2 million of the increase in operating costs is attributable to the gaming operations, which includes applicable state taxes and fees. Parimutuel direct costs increased by $916,000, while cost of food, beverage and lodging increased by $1.3 million. Of the 8.9% increase in the cost of food, beverage and lodging, $2.2 million can be attributed to the expanded operations at Mountaineer Park, which was offset by a decline in the cost of food and beverage and lodging at the Nevada Properties due to the closing of the casino and restaurant at the Reno Property. The cost of other revenue increased by $3.6 million in 2002 to $8.6 million. The increase is due primarily to the opening of the Jewelry Shoppe, Gift Shoppe and Salon in May 2002, additional shows and special events at the Harv and the cost increase associated with the Spa and Fitness Center.

Operating costs and gross profits (before promotional allowances) earned from operations for the years ended December 31, 2002 and 2001 are as follows:

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

The decline in the gross profit for “other” is attributable to costs associated with operating the Spa, the Convention Center and the Harv, while full utilization and corresponding revenues were not expected pending integration of other resort amenities.

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

A summary of the gaming revenues (“net win”) at Mountaineer Park for the years ended December 31, 2002 and 2001 is as follows:

	Years Ended December 31
	2002	2001
Total gross wagers	$2,657,603,000	$1,677,028,000
Less patron payouts	(2,433,105,000)	(1,492,506,000)
Revenue—video lottery operations	$224,498,000	$184,522,000
Average daily net win per terminal (WV)	$226	$241

Costs of gaming revenue for 2002 increased by $28.2 million or 25.1% from $112.5 million to $140.7 million compared to the year ended December 31, 2001. Costs of gaming revenue at Mountaineer Park increased by $29.2 million or 27.0% to $137.2 million in 2002, reflecting an increase of $25.8 million in statutory expenses directly related to the increase in gaming revenues, including an increase of $1.9 million in statutory payments, or increased gaming taxes (net of the Company’s share of capital reinvestment funds) resulting from amendments to the video lottery statute (as discussed in following section). (See Note 12 to our Consolidated Financial Statements included elsewhere in this Report.) The expanded gaming facilities, increased patron activity and customer service requirements required an increase in personnel and supplies. As a result, wages and benefits as well as supplies expense increased from 2002 to 2002 by $3.6 million. There was $3.5 million of gaming expense at the Nevada Properties in 2002, as compared to $4.5 million for 2001 For 2002 the cost of gaming revenue at the Reno Property decreased by $1.0 million due to discontinuation of gaming at that location in July 2001. The cost of gaming at the Speedway Property in 2002 remained at the same level as in 2001even though there was an increase in gaming revenues of $1.1 million.

Taxes and assessments paid in accordance with the Lottery Act are included in “Cost of Gaming” in our Consolidated Statements of Operations. Statutory cost and assessments, excluding the State Administrative Fee and the Company’s share of the capital reinvestment fund, for the respective years ended December 31, 2002 and 2001 are as follows:

	Years Ended December 31
	2002	2001
Employee Pension Fund	$1,065,000	$899,000
Horseman’s Purse Fund	30,994,000	27,860,000
Subtotal	32,059,000	28,759,000
State of West Virginia	71,405,000	53,922,000
Tourism Promotion Fund	6,392,000	5,392,000
Hancock County	4,261,000	3,595,000
Stakes Races	2,131,000	1,797,000
Miscellaneous State Projects	2,131,000	1,797,000
	$118,379,000	$95,262,000

Parimutuel Commissions

Parimutuel commissions for the years ended December 31, 2002 and 2001 are summarized below.

	Years Ended December 31
	2002	2001
Live racing parimutuel handle	$16,235,000	$17,723,000
Simulcast racing parimutuel handle	22,789,000	23,594,000
Less patrons’ winning tickets	(30,759,000)	(32,541,000)
	8,265,000	8,776,000
Revenues—export simulcast	7,988,000	5,520,000
	16,253,000	14,296,000
State and county parimutuel tax	(495,000)	(499,000)
Purses and Horsemen’s Association	(7,101,000)	(6,179,000)
Revenues—parimutuel	$8,657,000	$7,618,000

Total revenues for parimutuel commissions for 2002 increased by $1.0 million or 13.6% in comparison to 2001. This increase can be attributed principally to the expansion of export simulcasting. Revenues from export simulcast increased by $2.5 million or 44.7% to $8.0 million during 2002 compared to $5.5 million for the same period in 2001. Commissions from import simulcast and live racing for 2002 decreased by $511,000 to $8.3 million compared to the same period in 2001. The decrease in revenues from live racing and import simulcasting, which represents revenues from all parimutuel wagers placed by patrons on site at Mountaineer Park, occurred even though average daily live purses increased 17.4% from $138,900 to $163,000 in 2002 and there were two additional racing days in 2002. Management believes that decreases in live racing and import simulcast can be attributed at least in part to the conversion of some live racing patrons to export simulcast patrons and patrons utilizing telephone and/or internet wagering. The increase in Purses and Horsemen’s Association amounts is attributable principally to the increase in export simulcasting revenues.

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

Food, Beverage and Lodging

The combined food, beverage and lodging revenues increased by 27.7% to $19.4 million for the year ended December 31, 2002 compared to $15.2 million for the same period in 2001. Company-wide, restaurant, bar and concession facilities produced $13.1 million of the revenue, a 17% increase over the year ended December 31, 2001. Food and beverage revenues increased $2.2 million to $11.6 million at Mountaineer Park in 2002. Management believes the increase in the number of patrons visiting the resort, the opening of the Riverfront Buffet in 2002, La Bonne Vie restaurant in May 2002 and expanded beverage operations resulted in the growth in this area. Food and beverage revenues for the Nevada

Properties decreased by $325,000, principally because of the casino and restaurant closure at the Reno Property in July 2001.

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

Direct expenses of food, beverage and lodging operations increased from $15.1 million in 2001 to $16.4 million in 2002. The direct expenses of food, beverage and lodging operations at Mountaineer Park increased by $2.2 million, while the direct expenses for the Nevada Properties decreased by $877,000 due principally to the closing of the casino and restaurant at the Reno Property in July 2002. Company-wide, food and beverage direct cost increased by $900,000 to $13.0 million for a gross profit of $100,000 in 2002 compared to a loss of $850,000 in 2001. The improvement in gross profit for food and beverage is attributable to increased volume and revenues as well as improved food cost control at Mountaineer Park and the closing of the restaurant at the Reno Property. Lodging direct cost totaled $3.4 million in 2002 compared to $3.8 million in 2001 contributing to a gross profit of $2.8 million in 2002 compared to a gross profit of $910,000 in 20012. The increase in lodging gross profit is attributable principally to the opening of the Grande Hotel at Mountaineer and the resulting increase in available room days to meet patron demand.

Mountaineer Park’s gross profit for food, beverage and lodging was $3.0 million in 2002, compared to a gross profit of $476,000 in 2001. The increase is attributable principally to the opening of the new hotel and dining facilities during 2002. The food and beverage operations had a gross profit of $469,000 in 2002, compared to a loss of $216,000 in 2001. Mountaineer Park’s lodging operations had a gross profit of $2.6 million in 2002 representing an increase of $1.9 million over the same period in the prior year. The increase resulted directly from the opening of the new hotel on May 1, 2002.

The Nevada Properties’ food, beverage and lodging operations had an operating loss of $148,000 in 2002 compared to $421,000 in 2001.

Other Operating Revenues

Revenues from other sources increased by $2.9 million or 79.4% to $6.6 million in 2002 compared to $3.7 million in 2001. Other operating revenues are primarily derived from the sale of tickets to events at the Harv, fees generated by the Convention Center, Salon and Spa, Fitness Center, and golf course, sale of programs and lottery tickets, check cashing and ATM services, and sales in the retail plaza. The revenues from special events held at the Harv in 2002 were $1.8 million, which is an increase of $1.2 million over 2001, reflecting the increase in the number of events held at the Harv. Revenues from the Convention Center and related services increased by $823,000 to $975,000 compared to $152,000 in 2002. Revenues from ATM service fees were $925,000 in 2003 compared to $734,000 in 2001

In 2002 Mountaineer opened a new gift/jewelry shop and relocated the Salon and Spa from a free-standing structure to the hotel. The gift/jewelry shop and Salon revenues increased by $124,000 and $215,000, respectively in 2002

Costs of other revenues increased by 72.5% from $5.0 million in 2001 to $8.6 million in 2002. This increase can be attributed primarily to an increase in the number of events at The Harv, the relocation and upgrading of the Salon, increased utilization of the Convention Center, and increases in the volume and cost of check cashing services. Expenses for the Harv increased by $2.4 million to $5.1 million in 2002 principally due to increases in entertainment costs. Convention Center expenses increased by $778,000 to

$1.0 million in 2002. The Salon and Spa and Fitness Center expenses increased by $290,000 to $711,000 in 2002. The increases in Convention Center, Spa and Salon and Fitness Center expenses are attributable to expanded operations.

Marketing and Promotions Expense

Company-wide, based on increases at Mountaineer Park and decreases for the Nevada Properties, marketing and promotions expense increased to $8.8 million for the year ended December 31, 2002 from $8.0 million for 2001. Marketing and promotions expenses at Mountaineer Park increased by $1.4 million from $6.3 million in 2002 to $7.7 million in 2003. The increase can be attributable to (1) the increase in departmental promotion (except gaming) cost ($438,000); (2) increase in wages and benefits ($100,000); (3) the marketing partnership with the Pittsburgh Penguins hockey team; and (4) other sponsorships ($504,000). In 2002 marketing and promotion expenses for the Nevada Properties decreased by $580,000 due principally to the July 2001 closing of the casino and restaurant at the Reno Property.

General and Administrative Expenses and Interest

General and administrative expenses for the year ending December 31, 2002 increased by $7.8 million, or 31.3% from $25.0 million in 2001. General and administrative costs for 2002 constituted 12.3% of gross revenues in comparison to 11.4% for 2001. The increase in general and administrative costs can be attributed primarily to: (1) increase in salary & benefits cost ($3.7 million) and supplies ($768,000) related to increased security, surveillance, housekeeping, maintenance and certain other administrative areas attributable to Mountaineer Park’s expanded facilities and larger crowds; (2) increase in property insurance cost at Mountaineer Park ($624,000); (3) increase in real estate taxes at Mountaineer Park ($609,000); (4) increase in professional fees related to the Company’s pursuit of a license to build a new racetrack in Erie, Pennsylvania and other aspects of the Company’s corporate development activities ($385,000); and (5) increase in amounts accrued for long-term incentive compensation arrangements ($436,000).

Interest expense increased by $400,000 to $4.4 million in 2002, from $4.0 million in 2001. This increase to $4.4 million is attributable to the increase in borrowings under the Company’s credit facility and capital lease financing arrangements and a decrease in the interest rates on our borrowings. See “Liquidity and Sources of Capital.”

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

Liquidity and Sources of Capital

Our working capital balance as of December 31, 2003 was $24.0 million and our unrestricted cash balance was $26.8 million. Racing purses are paid from funds contributed by us to bank accounts owned by the horse owners who race at Mountaineer Park. At December 31, 2003, the balances in the bank accounts exceeded purse obligations by $1.8 million. In the event the purse obligations exceed the balances in the bank accounts, we may fund all or a portion of such amounts. However, such funding advances will be repaid to us from future accumulations in this account.

On March 25, 2003, we consummated the private sale of $130,000,000 of 9.75% senior unsecured notes pursuant to Rule 144A. Our net proceeds after discounts, fees, and expenses of the offering were approximately $124.1 million, of which we used approximately $93.4 million to repay all amounts outstanding and due under the Second Amended and Restated Credit Agreement. The balance of the proceeds, which were available for our general corporate purposes, together with some of our cash from operations, have been used in part to fund the $19.7 million acquisition of Scioto Downs, Inc. in July 2003 and the $20 million acquisition of Binion’s Horsehoe Hotel & Casino in March 2004.

On March 28, 2003, the Company entered into the Third Amended and Restated Revolving Credit Agreement in the amount of $50 million with Wells Fargo Bank. Under the Third Amended and Restated Credit Agreement, up to $10.0 million is available for use in connection with letters of credit, and up to $10.0 million in short term funds is available for use under a “swing line” facility on same day notice to lenders. Obligations under the Third Amended and Restated Credit Agreement are guaranteed by each of the Company’s operating subsidiaries. Borrowings under the Third Amended and Restated Credit Agreement and the subsidiary guarantees are secured by substantially all of the assets of the Company and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees. In general, borrowings under the Third Amended and Restated Credit Agreement will bear interest based, at the Company’s option, on either the agent bank’s base rate or LIBOR, in each case plus a margin. The applicable margin will be based on the leverage ratio at the time and will range form 75 to 275 basis points for base rate loans and 200 to 400 basis points for LIBOR loans. Loans under the Third Amended and Restated Credit Agreement mature in 2008, five years after the date of execution of the Credit Agreement. The Third Amended and Restated Credit Agreement contains certain financial covenants that require us to satisfy, on a consolidated basis, specified quarterly financial tests. The Third Amended and Restated Credit Agreement permits us to finance separately up to $35 million for equipment, including gaming equipment, during the term of the credit facility. We have various arrangements with banks and their affiliated leasing companies for such equipment financing. As of December 31, 2003, the aggregate outstanding principal balance related to equipment financing was $9.2 million. We must also pay a quarterly non-usage commitment fee for the Third Amended and Restated Credit Agreement that is based upon the leverage ratio. As of December 31, 2003 no drawings have been made on the credit facility. However, a letter of credit for $645,000 is outstanding. The Third Amended and Restated Credit Agreement also contains covenants that restrict our ability to make investments, incur additional indebtedness, incur guarantee obligations, pay dividends, create liens on assets, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates. A failure to comply with the restrictions contained in our senior secured credit facility and the indentures governing our senior unsecured notes could lead to an event of default thereunder which could result in an acceleration of such indebtedness.

During 2003 we met our capital requirements through net cash from operating activities and cash proceeds from the senior unsecured notes offering. For 2003 net cash provided by operations totaled approximately $37.8 million and cash used in investing activities totaled $46.5 million, compared to approximately $35.5 million provided by operating activities and $50.4 million used in investing activities in 2002. Cash used in investing activities in 2003 includes the acquisition of Scioto Downs and capital additions, while cash used in investing activities in 2002 consists principally of capital expenditures relating to the final phases of the construction of the hotel, restaurant and amenities at Mountaineer Park. Cash provided from financing activities totaled $21.1 million for 2003 and $18.4 for 2002. As noted previously, the Company completed the issuance of $130 million of senior unsecured notes, the proceeds of which were used in part to repay $93.4 million outstanding under our revolving credit agreement and applicable finance costs and fees. We did not enter into any capital leases during 2003 or borrow under our credit agreement.

The following table provides a summary of our debt obligations, capital lease obligations, operating lease payments, deferred compensation arrangements and certain other material purchase obligations as of December 31, 2003. This table excludes other obligations that we may have, such as pension obligations (discussed in Note 8 of the Notes to the Consolidated Financial Statements). In addition, the table excludes capital expenditures that, pursuant to the terms of the Third Amended and Restated Credit Agreement, are required to be between 1% and 6% of our gross operating revenues from the prior year for maintenance of our facilities since such expenditures beyond 2004 are not reasonably estimable.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Contractual cash obligations:
Long-Term Debt(1)	$216.3	$14.0	$26.7	$28.0	$147.6
Capital Lease Obligations(2)	7.2	5.4	1.8	—	—
Operating leases(3)	1.1	0.4	0.7	—	—
Purchase and other Contractual Obligations	7.9	1.8	2.5	1.5	2.1
Deferred Compensation(4)	3.1	—	—	3.1	—
Minimum Purse Obligations(5)	78.7	26.2	52.5	—	—
Capital expenditures	1.4	1.4	—	—	—
Employment Agreements(6)	3.9	1.4	2.5	—	—
Total	$319.6	$50.6	$86.7	$32.6	$149.7

(1)          These amounts, exclusive of the interest component, are included on our Consolidated Balance Sheets. See Note 7 of the Notes to the Consolidated Financial Statements for additional information about our debt and related matters.

(2)          The present value of these obligations, excluding interest, is included on our Consolidated Balance Sheets. See Note 7 of the Notes to the Consolidated Financial Statements for additional information about our capital lease obligations.

(3)          Our operating lease obligations are described in Note 8 of the Notes to the Consolidated Financial Statements.

(4)          This amount is included on our Consolidated Balance Sheets. See Note 8 of the Notes to the Consolidated Financial Statements for additional information about deferred compensation arrangements.

(5)   Pursuant to an agreement with the Mountaineer Park Horsemen’s Benevolent and Protective Association, Inc. and/or in accordance with the West Virginia racing statute, Mountaineer Park is required to conduct racing for a minimum of 210 days and pay daily minimum purses of $125,000 for the term of the agreement which expires on December 31, 2006. Mountaineer Park has agreed to use its best efforts to conduct racing for 232 days each year. See Note 14 of the Notes to the Consolidated Financial Statements.

(6)          Includes base salaries and guaranteed payments but not incentive amounts that cannot be calculated.

In connection with the acquisition of the Binion’s Horseshoe Casino and Hotel in March 2004 the Company assumed or entered into ground leases for certain portions of the acreage upon which the property is situated. The leases have terms ranging from 28 to 71 years and aggregate current annual rentals of approximately $6.2 million. The rentals are subject to certain periodic increases. The ground leases are not included in contractual cash obligations above.

During the year ended December 31, 2003 and exclusive of the acquisition of Scioto Downs, we spent approximately $24.3 million for capital additions and land acquisitions. These expenditures included approximately $9.3 million for expansion at Mountaineer Park, approximately $7.8 million for additional gaming and other equipment and furniture, approximately $1.5 million for the purchase of properties adjacent to or near Mountaineer Park and $4.9 million relating to architectural, engineering and other professional services for Presque Isle Downs

During 2003 we expect to spend approximately $15-20 million on capital additions, including up to $4-5 million for gaming related equipment at Mountaineer Park.

Pursuant to the terms of the Third Amended and Restated Credit Agreement, we are required to spend between 1% and 6% of our gross operating revenues from the prior year for maintenance of our facilities. During 2003, we spent 5.6% of 2002 gross operating revenues, or $15.0 million, for maintenance of our facilities.

On July 31, 2003 we consummated our acquisition of Scioto Downs, Inc. (Scioto Downs), which owns and operates a harness horse racing facility with parimutuel wagering in Columbus, Ohio. The acquisition was made as part of our strategy to diversify and leverage our expertise by building or acquiring other middle-market gaming and/or parimutuel businesses with a particular emphasis on states that border states in which we already do business. We agreed to pay $32.00 per share, in cash, for the 595,767 outstanding shares of Scioto Downs’ common stock. Each Scioto Downs shareholder could have elected to receive, instead of $32.00 per share, an amount per share equal to $17.00 plus ten annual contingent earnout payments (commencing the first calendar year in which Scioto Downs is permitted to conduct new forms of gaming) based upon 10% of the growth of Scioto Downs’ EBITDA compared to the average of Scioto Downs’ EBITDA for the three years ended October 31, 2002. Holders of 10,707 shares elected to receive the contingent earnout payments. Total consideration approximated $19.7 million (including approximately $839,000 of transaction costs). The purchase price was funded with cash on hand derived substantially from the Company’s March 2003 issuance of senior unsecured notes. At the date of the acquisition we also had advances to Scioto Downs of $2.1 million.

On March 11, 2004, the Company completed the acquisition of Binion’s Horseshoe Hotel and Casino in downtown Las Vegas and entered into a Joint Operating License Agreement with an affiliate of Harrah’s Entertainment, Inc. (Harrah’s). The Company obtained title to the property and equipment, which will be held by a newly formed subsidiary Speakeasy Gaming of Fremont, Inc., for a payment of $20 million, free and clear of all debts, subject to increase by $5 million if, at the termination of the Joint Operating Agreement, Harrah’s has achieved certain operational milestones. Separately, the Company purchased for $1.8 million a parcel of land previously subject to a ground lease with annual rent payments of $232,500. The purchase price was funded with cash on hand and borrowings of $1.8 million under the Company’s revolving credit facility. Pursuant to the Joint Operating License Agreement, Harrah’s will serve as the primary day-to-day operator of the property on an interim basis, subject to certain oversight and review by a joint committee of the two companies. The joint operating agreement will have an initial term of one year that can be extended by Harrah’s for up to an additional two years. During the term of the joint operating agreement the Company will receive certain guaranteed payments, net of all of the property’s operating expenses.

Commitments and Contingencies

On September 26, 2003 we were granted a license from the Pennsylvania State Horse Racing Commission to build a thoroughbred horse racetrack and conduct parimutuel wagering in Erie, Pennsylvania. In addition to the 263.6 acre site on Route 97 which we have under option for approximately $8.5 million (the “Licensed Site”), we subsequently identified two alternative sites that were not available when we applied for our license. We have purchased for $4.5 million a 212.6 acre site known as the Green Shingle, which is improved with 30 acres of paved parking lots and several buildings. In March of 2004, through an agent, we executed a purchase agreement, subject to our due diligence investigation, for a third site, known as the International Paper Site, comprised of approximately 205 acres on Lake Erie. The purchase price would be $2 million. Apart from land acquisition costs, closing costs, and costs for gaming equipment, we anticipate spending between $25 million and $75 million to build Presque Isle Downs, depending upon site selection and whether Pennsylvania passes legislation permitting slot machines at racetracks. Any change in the location for the project would require regulatory approval, which we have not yet sought. Upon commencement of parimutuel operations at Presque Isle Downs, we have agreed to purchase an off track wagering facility from Penn National Gaming for $7 million. We expect to finance the majority of these development costs with cash flow from operations, cash on hand availability under our $50 million third amended and restated revolving credit facility and, if slot machines are installed, capital lease obligations. In light of the cash used for the Binion’s transaction, depending upon our actual expenditures for Presque Isle Downs and the timing of any other acquisition activity, we might require additional financing in order to implement all of our development plans. Commencement of racing and parimutuel operations in Erie remains subject to risks and uncertainties, which include but are not limited to zoning, closing on the real property for the site, which is currently under option or in the case of the alternative site attempts are being made to negotiate a purchase, unforeseen title, engineering, environmental, or geological problems, work stoppages, weather interference, including floods, construction delays and other risks associated with building a racing operation, and compliance with the terms of the license concerning timing. Construction of, and commencement of operations at, the new horse racetrack also are subject to favorable resolution of a pending judicial review of our license to conduct horse racing and parimutuel wagering in Erie, Pennsylvania, the ability to obtain clear title to the property to which our license is related and which we currently have under option or, in the alternative, regulatory approval to relocate Presque Isle Downs to another site we own or control and other construction related risks. See “Business—Legal Proceedings” and Note 8 to our Consolidated Financial Statements.

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

In February 2004, the Company entered a letter of intent that sets forth an agreement in principle to acquire a 50% interest in North Metro Harness Initiative, LLC, which has filed an application with the Minnesota Racing Commission to construct and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota, approximately 30 miles north of downtown Minneapolis and 40 miles from the Mall of America on a 165-acre site currently under option. The proposed track would be the second of only two racetracks permitted by law in the seven-county Minneapolis metropolitan area. The Company’s due diligence investigation is underway, along with the negotiation of definitive agreements. The letter of intent grants the Company the exclusive right to deal with the seller and calls for the Company to invest $7.5 million in the event North Metro Harness obtains the necessary regulatory licenses. The transaction will also be subject to receipt of all required governmental approvals.

In addition, the Company is faced with certain contingencies involving litigation and environmental remediation. These commitments and contingencies are discussed in greater detail in Note 8 to our Consolidated Financial Statements included elsewhere in this Report. The Company believes that its cash balances, cash generated from operations and available lines of credit will be sufficient to meet all of our currently anticipated commitments and contingencies.

Management believes that except as set forth above, our cash balances, cash flow from operations, and available lines of credit will be sufficient to cover any capital required to fund maturing debt obligations and any other contemplated capital expenditures and short-term funding requirements for the next twelve months. See the section entitled “Business—Risks Related to Our Business” for a description of certain circumstances that may affect our sources of liquidity. We may also expand our current stock repurchase plan to permit us to repurchase our common stock in amounts and at times determined by our board of directors from time to time. Although we have no current plans to do so, we may also finance our expansion, to the extent permitted under existing debt agreements, through the public or private sale of additional debt or equity securities. We cannot provide assurance that additional financing needs, if any, will be available to the Company, or if available, the terms of such financing will be on terms favorable to the Company. We also cannot assure you that estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

Our level of indebtedness presents other risks to investors, including the possibility that we may be unable to generate cash sufficient to pay the principal of and interest on our indebtedness when due; and that we may not be able to meet tests and covenants of such debt agreements and achieve satisfactory resolution of such non-compliance with the lenders. In such an event, the holders of our indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and proceed against any collateral securing such indebtedness. These actions could limit our ability to borrow additional funds and would likely have a material adverse effect on our business and results of operations. A debt rating downgrade would not impact the terms of borrowings under our expected Third Amended and Restated Credit Facility or the Senior Notes. However, a debt rating downgrade could impact the terms of and our ability to obtain additional new financing. Additionally, changes in the regulatory environment or restriction on or prohibition of our gaming or racing operations, whether arising out of legislation or litigation, could have a material adverse effect on our liquidity. See section entitled “Business—Risks Related To Our Business” and Note 3 to our Consolidated Financial Statements included elsewhere in this Report.

Regulation and Taxes

The Company is subject to extensive regulation by the State of West Virginia Racing and Lottery Commissions and the Nevada Gaming Authorities. Change in applicable laws or regulations could have a significant impact on our operations.

Taxation

The gaming industry represents a significant source of tax revenues, particularly to the States of West Virginia and Nevada and their counties and municipalities. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming and racing industry. During 2003, the West Virginia Department of Taxation, for the first time, requested that Mountaineer Park pay state income taxes on income from racing and video lottery operations. It subsequently withdrew that request. Changes in the tax laws or administration of those laws, if adopted, could have a material adverse effect on our business, financial condition and results of operations. However, it is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. The Company believes that recorded tax balances are adequate.

Outstanding Options

On May 13, 2003, pursuant to the 2002 Employee Stock Incentive Plan, the Company granted to twenty-four employees non-qualified options to purchase a total of 205,000 shares in the Company’s common stock for $8.00 per share, the market price on the date of grant as quoted on the Nasdaq Stock Market. The options vest over three years and have a term of ten years. Also on May 13, 2003, pursuant to various employment agreements, the company granted non-qualified options to purchase a total of 125,000 shares of the Company’s common stock for $8.00 per share. These options vest immediately and have terms of five years (with respect to 100,000) and ten years (for the remaining 25,000). As of March 11, 2004, there were outstanding options to purchase 1,165,500 shares of the Company’s common stock. If all such options and warrants were exercised, the Company would receive proceeds of approximately $6.4 million. We utilize the treasury stock method in determining the dilutive effect of outstanding options and warrants. Our policy is as follows: Our basic earnings per share (EPS) is computed as net income available to common shareholders divided by the weighed average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

Critical Accounting Policies

Our significant accounting policies are included in Note 2 to our Consolidated Financial Statements included elsewhere in this Report. These policies, along with the underlying assumptions and judgments made by our management in their application, have a significant impact on our consolidated financial statements.

Revenue Recognition

Video lottery and parimutuel revenues are recognized at the time the wagers are made and are net of winning payouts to patrons. The distributions from these revenues are governed by the West Virginia Lottery Commission and the West Virginia Racing Commission. After deduction of a 4% administrative fee paid to the West Virginia Lottery Commission, the Mountaineer Park receives 47% of the first $162 million of video lottery net win per year, based upon West Virginia’s fiscal year of July 1-June 30. Net win in excess of the threshold, which is fixed by statute, is subject to a 10% surcharge. After reduction for the administrative fee and the surcharge, the net win percentage to be received by the Company is 42%. We recognize the reduction in revenue occasioned by the surcharge and the reduction in the percentage of net win allocable to us during the period in which the net win exceeds the predetermined threshold. Accounting for the change in the net win percentage to be retained by the Company in this manner ensures that revenue is being recognized when all services have been rendered and the amount is fixed or determinable. The amended Lottery Act also creates a separate capital reinvestment fund for each racetrack to which the State will contribute 42% of the surcharge attributable to each racetrack. Generally, for each dollar a racetrack expends on eligible capital improvements for the racetrack and adjacent property, the track will receive a dollar from the capital reinvestment fund. Depending upon the amount of a project, any amount expended in excess of the balance in the capital reinvestment fund may be carried forward three subsequent years. We recognize amounts due from the capital reinvestment fund as qualifying capital expenditures are identified.

Revenues from food and beverage are recognized at the time of sale and revenues from lodging are recognized on the date of stay. Other revenues are recorded at the time the services are rendered or sales are completed. Lodging, food and beverage gratuitously provided to customers are not recognized as revenues.

Impairment of Long-Lived Assets and Intangibles

We review the carrying value of our long-lived assets (including goodwill) whenever events or changes in circumstances indicate that such carrying values may not be recoverable annually (effective in 2002) for goodwill. Unforeseen events and changes in circumstances and market conditions and material differences in estimates of future cash flows could negatively affect the fair value of our assets and result in an impairment charge. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties. Fair value can be estimated utilizing a number of techniques including quoted market prices, prices for comparable assets, or other valuation processes involving estimates of cash flows, multiples of earnings or revenues. During 2003, the Company performed the annual impairment tests of goodwill and indefinite-lived intangible assets. As a result of these tests, it was determined that there was no impairment of goodwill.

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

Self-Insurance

Effective October 2002, we began self-insuring for employee health coverage. Self-insurance reserves are estimated based upon our prior claims experience. Changes in the number of employees, claims expense and health care costs could cause this liability to fluctuate. We also maintain stop loss insurance coverage for employee health care claims.

Frequent Players Program at Mountaineer

Members of Mountaineer’s frequent players program can accumulate points for wagering and other purchases that can be redeemed for tokens, lodging, food and beverage and merchandise. Based upon historical redemptions of frequent player program points, we estimate unredeemed points and record a corresponding liability. Changes in the program, increases in membership and changes in the redemption patterns of our participating patrons could cause this liability to fluctuate.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the bases used for financial reporting and income tax reporting of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We have not provided for a valuation allowance at December 31, 2003 because we feel that the deferred tax assets will be recovered from future operations.

Newly Issued Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51”, (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied at the first interim or annual period ending after December 15, 2003. The Company has not identified any variable interest entities for which consolidation under FIN 46 is appropriate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. Under our current policies, we have utilized interest rate derivative instruments to manage exposure to interest rate changes for a portion of our debt arrangements. However, with the issuance of the fixed rate long-term Senior Notes and repayment of the balance outstanding under the Second Amended and Restated Credit Agreement in March 2003, our exposure to interest rate changes will be limited to amounts which may be outstanding under the expected $50 Million Third Amended and Restated Credit Agreement (See Liquidity and Sources of Capital). The interest rate derivative entered into in October 2000 expired on December 31, 2003.

Depending upon the amounts outstanding under the Third Amended and Restated Credit Agreement and without consideration of interest rate derivatives designated as hedges if any, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $500,000.

At December 31, 2003 the fair value of credit facilities approximates the carrying value except for the 9.75% senior unsecured notes for which the fair value as determined based upon market quotes is $139,000,000. The carrying value of the senior unsecured notes is $128,614,000 at December 31, 2003.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and accompanying footnotes are set forth on pages F-1 through F-37 of this report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

ITEM 9A.   CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-K Annual Report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us would be made known to them by others within the Company, particularly during the period in which this Form 10-K Annual Report was being prepared.

(b)   Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

PART III

ITEM 10.   DIRECTORS AND OFFICERS OF THE COMPANY

The following table sets forth information regarding the directors and executive officers of the Company.

Name	Age	Position and Office Held
Edson R. Arneault	56	President, Chief Executive Officer, Chairman of the Board
Robert A. Blatt(1)	63	Vice President, Assistant Secretary, Director
James V. Stanton(3)	71	Director
Donald J. Duffy(2)(3)	36	Director
Thomas J. Brosig(3)	54	Director
LC Greenwood(2)	58	Director
John W. Bittner, Jr.	51	Chief Financial Officer
David R. Hughes	41	Chief Operating Officer; Mountaineer
Roger M. Szepelak	39	Vice President, Chief Operating Officer, Nevada Properties
Patrick J. Arneault	38	Vice President, Mountaineer
Rose Mary Williams	46	Secretary

(1)          Member of the Finance Committee of the Board of Directors.

(2)          Member of the Compensation Committee of the Board of Directors.

(3)          Member of the Audit Committee of the Board of Directors.

BUSINESS EXPERIENCE

Edson R. Arneault, 56, has been a director of the Company since January 1992 and has served as our President and Chief Executive Officer since April 26, 1995. He is also an officer and director of our subsidiaries. Mr. Arneault is also a principal in numerous ventures directly or indirectly engaged in the development, production and transportation of oil and gas. Since becoming the President of the Company and Mountaineer Park, however, Mr. Arneault has devoted virtually all his time and attention to the business of the Company. Mr. Arneault is a certified public accountant, and has served as a tax partner with Seidman and Seidman (now “BDO Seidman LLP”), a public accounting firm, in Grand Rapids, Michigan, from 1977 to 1980. Mr. Arneault was employed as a certified public accountant by Arthur Andersen in the tax department of its Cleveland office from 1972 to 1976. Mr. Arneault is a member of the Independent Producers Association of America, the Ohio Oil and Gas Association, the Michigan Oil and Gas Association and the Michigan Association of Certified Public Accountants. Mr. Arneault received his Bachelor of Science in Business Administration from Bowling Green University in 1969, his Master of Arts from Wayne State University in 1971, and his Masters in Business Administration from Cleveland State University in 1978. Mr. Arneault is on the Board of Directors of Weirton Steel Corporation. He also serves on the Board of Directors of Make a Wish Foundation of Northern West Virginia, West Virginia Independent Colleges and Universities, Inc., West Virginia Jobs Investment Trust (a gubernatorial appointment) and the West Virginia Hospitality and Tourism Association. Mr. Arneault also serves as a member of the Advisory Board of Visitors of the Robert Morris College Hospitality and Tourism Management Program in Pittsburgh, Pennsylvania.

Robert A. Blatt, 63, has been a director of the Company since September 1995 and a Vice President since February 1999. Mr. Blatt is also a Director and Assistant Secretary of Mountaineer Park, and Chairman of our Finance Committee. Mr. Blatt is the Chief Executive Officer and managing member of New England National, L.L.C. (“NEN”) and a member of the board of directors of AFP Imaging Corporation. Since 1979 he has been chairman and majority owner of CRC Group, Inc., and related entities, a developer, owner, and operator of shopping centers and other commercial properties, and since 1985, a member (seat owner) of the New York Stock Exchange, Inc. From 1959 through 1991, Mr. Blatt served as director, officer or principal of numerous public and private enterprises. In July 1999, certain creditors of CGE Shattuck, LLC (“CGE”) filed an involuntary bankruptcy petition against CGE in the United States Bankruptcy Court for the District of New Hampshire (In Re: CGE Shattuck, LLC). Although Mr. Blatt reports that he was no longer an executive with CGE at the time of the filing, he was the Chief Executive Officer and Managing Member of CGE within the two-year period prior to the commencement of that action, which case was closed in January 2004. Mr. Blatt informed the Company that CGE’s inability to satisfy its obligations to creditors in July 1999 resulted from a bank’s wrongful refusal to release certain residential land held as collateral by the bank. In August of 2002, NEN filed a voluntary petition under Chapter 11 in the U.S. Bankruptcy Court for the District of Connecticut, which is still pending. Mr. Blatt informed the Company that the filing was necessitated by a court’s upholding the imposition of real estate taxes at rates applicable to golf courses (rather than vacant land) for periods prior to NEN’s acquisition or development of the property. Mr. Blatt received his Bachelor of Science in Finance from the University of Southern California in 1962 and his Juris Doctor from the University of California at Los Angeles in 1965. He is a member of the State Bar of California.

James V. Stanton, 71, has been a director of the Company since February, 1998 and serves on our Audit Committee and as Chairman of our Compliance Committee. Mr. Stanton is also a director of Try It Distributing Co., a privately held corporation. Mr. Stanton has his own law and lobbying firm, Stanton & Associates, in Washington, D.C. From 1971-1978, Mr. Stanton represented the 20th Congressional District of Ohio in the United States House of Representatives. While in Congress Mr. Stanton served on the Select Committee on Intelligence, the Government Operations Committee, and the Public Works and Transportation Committee. Mr. Stanton has held a wide variety of public service positions, including service as the youngest City Council President in the history of Cleveland, Ohio and membership on the Board of Regents of the Catholic University of America in Washington, D.C. Mr. Stanton is also former Executive Vice President of Delaware North, a privately held international company which, during Mr. Stanton’s tenure, had annual sales of over $1 billion and became the leading parimutuel wagering company in the United States, with worldwide operations including horse racing, harness racing, dog racing, and Jai-Lai. Delaware North also owned the Boston Garden and the Boston Bruins hockey team. From 1985-1994, Mr. Stanton was a principal and co-founder of Western Entertainment Corporation, which pioneered one of the first Native American Gaming operations in the United States, a 90,000 square foot bingo and casino gaming operation located on the San Manuel Indian Reservation in California, which generated annual revenues in excess of $50 million. Mr. Stanton also serves on the Boards of Directors of the Federal Home Loan Bank of Atlanta and of Lottery and Wagering Solutions, Inc.

Donald J. Duffy, 36, has been a director of the Company since June 2001 and serves as Chairman of our Compensation Committee and as a member of the Audit Committee. Mr. Duffy is presently a director of Integrated Corporate Relations, a consulting firm. Mr. Duffy co-founded Meyer, Duffy & Associates in 1994 and Meyer Duffy Ventures in 1999. At Meyer Duffy, Mr. Duffy played an integral role in numerous seed and early stage companies. His expertise is focusing on the development and implementation of business plans including financial forecasting and analysis, management team development, corporate strategy and capital formation. Prior to co-founding Meyer, Duffy & Associates, Mr. Duffy was a Senior Vice President at Oak Hall Capital Advisors where he specialized in investments in the leisure, gaming and technology markets. Prior to Oak Hall, Mr. Duffy was an investment fund partner at Sloate, Weisman, Murray & Company, specializing in investments in the leisure, gaming, technology and retail markets. Mr. Duffy is a graduate of St. John’s University.

Thomas J. Brosig, 54, has been a director of the Company since November 2002 and serves as Chairman of our Audit Committee. Mr. Brosig graduated Summa Cum Laude from Fordham University in 1976. From 1977 through 1981, Mr. Brosig held essentially every financial position with Channel Home Centers, a division of W. R. Grace and Company. From 1982 through 1986, Mr. Brosig was Director of Strategic Planning for Berman’s “The Leather Experts”, the nation’s largest leather specialty chain. In 1987, Mr. Brosig founded and was President of TJ Associates Business Consulting Services that specialized in acquisition analysis and turnaround restructuring. In 1989 Mr. Brosig became Executive Vice President of Administration and Finance for G III Apparel Group, Ltd., the nation’s largest manufacturer of ladies leather apparel. In 1990, Mr. Brosig was one of the founders of Grand Casinos, Inc. Subsequent to the January 1, 1999 merger between Grand Casinos, Inc. and Park Place Entertainment, Mr. Brosig assumed the role of President, mid-south region of Park Place Entertainment. In January 2001, he accepted the promotion to Senior Vice President, Administration at Park Place Entertainment’s corporate offices in Las Vegas, Nevada. In June 2001 he retired from active full time employment, remaining with Park Place as a Senior Vice President responsible for the development of an Indian owned resort project in Sullivan County New York. The remainder of his time is spent as a non-paid executive operating ASC of Mississippi, Inc. (“Center Circle”) a group of homes for wayward boys. Mr. Brosig has lectured or testified throughout the United States on leadership and organizational development, on the impact of youth gambling addiction, and on various topics of interest to the gaming industry and investment communities. In the area of compulsive gambling, Mr. Brosig is and has been active in a number of activities including the Mississippi Council on Compulsive Gambling where he was instrumental in its formation and development. In addition, he organized and funded the first think tanks in Minnesota and Mississippi concerned with compulsive gambling, and was a charter member of the National Center for Responsible Gaming where he also served as a member of its board of directors. Mr. Brosig has also authored many watershed programs relative to casino employee gambling.

LC Greenwood, 58, has been a director of the Company since November 2002 and serves on our Compensation Committee. Mr. Greenwood was born in Canton Mississippi, went to Roger High, in

Canton, Mississippi and was granted an Academic Athletic Scholarship to Arkansas AM & N in Pine Bluff, AR where he received the Bachelor of Science Degree. After college Mr. Greenwood played thirteen years as a Defensive End with the World Champion Pittsburgh Steelers, won four Super Bowls, was named a member of every All Pro Team during the 1970s, was also All Pro seven times, and played in six Pro Bowls. Today Mr. Greenwood is President of Greenwood Enterprises, a Coal and Natural Gas Marketing Company; Greenwood/McDonald Supply Co., an Electrical Supply Company; and President/Owner of Greenwood Manufacturing Co., Manufacturer & Distributor of packing products. Among Mr. Greenwood’s awards are the Worthen Sport Award, Professional Athlete of the Year in Little Rock, Arkansas, Outstanding Achievement Award, Canton, Mississippi, 1975, Key to the City of Canton, MS and to the State of Mississippi, Key to the State of West Virginia, 25th Anniversary Super Bowl Team, 100 Year Black College All American Team, Arkansas Hall of Fame, A member of the 75th Silver Anniversary Super Bowl Team. In 1975 March 24th was declared LC Greenwood day in Canton, Mississippi. Mr. Greenwood is a Life Member of the N.A.A.C.P., Member of AFTRA-American Federation of Television and Radio Artists, worked on the Miller Lite Campaign doing commercials and promotions for ten years, has been involved in numerous commercials and industrial films since 1971 to the present, and over ten National commercials as well as numerous local commercials.

John W. Bittner Jr., 51, was appointed Chief Financial Officer of the Company on January 9, 2002. Prior to joining the Company, Mr. Bittner was a Partner at Ernst & Young, LLP and was with Ernst & Young, LLP from 1975 to 2000. While at Ernst & Young, LLP Mr. Bittner provided accounting, auditing and business advisory services to privately and publicly held organizations in a variety of industries. During 2001, Mr. Bittner was an accounting and financial consultant. Mr. Bittner is a CPA licensed in Pennsylvania. Mr. Bittner received his Bachelor of Science degree in Accounting from Duquesne University in 1975. Mr. Bittner is a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

David R. Hughes, 41, joined the Company in January of 2003 as Chief Operating Officer of Mountaineer. Mr. Hughes brings to MTR an impressive, 19-year operational and financial background with significant executive experience in the gaming and hospitality industries. From August 2001 to December 2002, he served as CFO of Penn National Gaming’s Charles Town Races & Slots property in Charles Town, West Virginia. From September 2000 through July 2001, he was CEO of JAB Sun Cruz Casinos’ U.S. Operations, where he was responsible for all operational aspects of the 10-property company and helped increase gaming revenues and reduce administrative costs. Beginning in 1995, Mr. Hughes held senior management positions with Sun International Gaming Enterprises (at its Resorts Atlantic City and Mohegan Sun Casino properties). Additionally, from 1984 - 1994, he served in various financial and operational capacities at Trump Plaza Hotel & Casino and Sands Hotel & Casino. He holds a Bachelor of Science Degree in Business Administration and Accounting from Stockton State College and is a Certified Public Accountant.

Roger M. Szepelak, 39, was appointed Vice President and Chief Operating Officer of Speakeasy Gaming of Las Vegas, Inc. and Speakeasy Gaming of Reno, Inc. effective November 1, 2000. He was recently appointed to those same positions for Speakeasy Gaming of Fremont, Inc., our new subsidiary that acquired Binion’s Horseshoe Hotel & Casino. From 1996 to 2000, Mr. Szepelak served as vice president/assistant general manager of the Texas Station Gambling Hall & Hotel in North Las Vegas, Nevada, where his direct areas of responsibility included finance, casino cage, purchasing, hotel and related areas, table games, keno, poker, bingo and the race and sports book. Generally, Mr. Szepelak assisted the property president in all aspects of the operation of this 200-room hotel and 90,000 square foot casino. From 1988 to 1996, Mr. Szepelak was with the Rio Hotel & Casino, Inc. in Las Vegas, where he ultimately served as chief financial officer and treasurer. Mr. Szepelak received his Bachelor of Business Administration from the University of Michigan in 1986.

Patrick J. Arneault,38, joined Mountaineer Park, Inc. in February 2000. He serves as Vice President of Development of Mountaineer. Previously, he concentrated on facility maintenance and construction project management. He received a BBA in finance and a minor in Military History from Kent State University in 1989. Mr. Arneault served in the United States Army from 1987 to 1997, as a Platoon Leader 24th Infantry Division and as a Battery Commander 11th ADA Brigade. His final assignment was as a Systems Integrator U.S. Army Washington D.C. Patrick is also a member of the Ohio Oil and Gas Association and the Hancock County West Virginia Rotary. Patrick Arneault is the brother of Edson R. Arneault, our President, Chief Executive Officer and Chairman of the Board.

Rose Mary Williams,46, was appointed to the position of Secretary of the Company in January 1998 and Director of Racing of the Company in January 1997. She has been employed at Mountaineer since 1977, when she began working in the Mutuel Department. In 1980, she accepted the position of Statistician in the computer room. When Mountaineer began receiving simulcast signals from other racetracks in 1991, she was appointed to Simulcast Coordinator. She then began serving as Mutuel Manager in 1995. Ms. Williams is a member of Turf Publicists of America.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for all our employees, including our principal executive officer, principal financial officer and principal accounting officer, and all of our directors and consultants. The Code of Ethics and Business Conduct can be found at our internet website at www.mtrgaming.com under “Investor Relations—Corporate Governance”.

Our website and information contained on it or incorporated in it are not intended to be incorporated in this Annual Report on Form 10-K or our other filings with the SEC.

Audit Committee Financial Expert

The SEC recently adopted a rule requiring disclosure concerning the presence of at least one “audit committee financial expert” on audit committees. Accordingly, Mr. Brosig was elected to the Audit Committee and qualifies as an “audit committee financial expert” as defined by the SEC.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth the compensation awarded, paid to or earned by our most highly compensated executive officers whose compensation exceeded $100,000 in the year ended December 31, 2003.

SUMMARY COMPENSATION TABLE

Long Term
		Annual		Other	Compensation Awards
		Compensation		Annual	Restricted	Options	Payouts
Name	Year	Salary ($)	Bonus ($)	Comp. ($)(1)	Stock Awards ($)	SARS (#)(2)	LTIP Payouts ($)	All Other Comp. ($)(4)
Edson R. Arneault(3) Chairman, President and Chief Executive Officer MTR Gaming Group, Inc.	2003 2002 2001	880,466 804,023 830,326	100,000 100,000 100,000	505,042 365,686 336,339	— — —	— — 100,000	— — —	125,931 229,193 84,568
Robert A. Blatt(3) Vice President	2003 2002 2001	180,157 292,115 213,857	— — —	19,594 1,393 1,288	— — —	— 50,000 —	— — —	— 19,594 19,594
Roger M. Szepelak(3) Vice-President and Chief Operating Officer Nevada Properties	2003 2002 2001	172,733 163,209 151,154	25,000 — —	12,788 — —	— — —
John W. Bittner(3) Chief Financial Officer	2003 2002	205,481 184,077	—	1,300 1,300	—	25,000 25,000	—	—
David R. Hughes Chief Operating Officer Mountaineer Park, Inc.	2003	243,647		6,300

(1)          As to Mr. Arneault for 2003 includes $419,174 performance bonus earned but not paid in 2003, $84,568 annual insurance premiums treated as compensation and an estimated pension contribution of $1,300; for 2002 includes $359,194 performance bonus earned but not paid in 2002 and an estimated pension plan contribution of $6,492; for 2001 includes $330,111 performance bonus earned but not paid in 2001 and an estimated pension plan contribution of $6,228; As to Mr. Blatt consists of $19,594 annual insurance premiums treated as compensation in 2003 and an estimated pension plan contribution of $0, $1,393 and $1,288 in 2003, 2002 and 2001, respectively. As to Mr. Szepelak, includes a $12,788 performance bonus earned but not paid in 2003. As to Mr. Bittner consists of an estimated pension contribution of $1,300 in 2003 and 2002; As to Mr. Hughes consists of an estimated pension contribution of $1,300 in 2003 and includes a $5,000 performance bonus earned but not paid in 2003.

(2)          Grants in 2003, 2002 and 2001 consisted of non-qualified stock options for a term of ten years. The options are fully vested and have an exercise price of $8.00, $15.00 and $7.30 per share, respectively.

(3)          See “Employment Agreements” below. Mr. Arneault’s employment agreement requires him to defer receipt of all compensation over the amount set forth in Section 162(m) of the Internal Revenue Code.

(4)          Consists of premiums for life insurance pursuant to a qualified plan in accordance with Section 419 of Internal Revenue Code for 2002 and 2001. In 2003 such premiums were treated as compensation. In 2003 and 2002 as to Mr. Arneault includes $125,931 and $144,625, respectively for use of Company owned housing. The incremental cost to the Company of providing perquisites and other personal benefits during the indicated periods did not exceed, as to any Named Executive Officer, the lesser of $50,000 or 10% of the total salary and bonus paid to such executive officer for any such year and, accordingly, is omitted from the table.

OPTION GRANTS IN 2003

The following table contains information concerning the grant of stock options during fiscal year 2003 to the Company’s executive officers named in the Summary Compensation Table.

	Number of Securities Underlying Options	% of Total Options Granted in	Exercise	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name	Granted	Fiscal Year	Price	Date	5%	10%
John W. Bittner, Jr.	25,000	7.04%	8.00	5/13/2013	$125,780	$318,740
Roger M. Szepelak	25,000	7.04%	9.85	10/15/2013	154,867	392,449

(1)          In accordance with the rules of the Securities and Exchange Commission, “Potential Realizable Value” has been calculated assuming an aggregate ten-year appreciation of the fair market value of the Company’s common stock on the date of the grant at annual compounded rates of 5% and 10%, respectively. These amounts represent hypothetical gains that could be achieved. Actual gains, if any, on the exercise of stock options will depend on the future performance of the Company’s stock and the date on which the options are exercised. Moreover, the gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth information regarding the number and value of options held by each of the Company’s executive officers named in the Summary Compensation Table as of December 31, 2003.

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options at Fiscal Year End			Value of Unexercised In-the-Money Options at Year End ($)(1)
Name	Exercise	Realized($)	Exercisable	Unexercisable		Exercisable	Unexercisable
Edson R. Arneault	1,000,000	3,744,125	800,000	—		6,490,000	—
Robert A. Blatt	200,000	1,068,750	300,000	—		2,415,000	—
Roger M. Szepelak	—	—	75,000	—	(2)	112,500	—
John W. Bittner, Jr.	—	—	50,000	—		57,500	—

(1)          Based on the market price of the Company’s Common Stock of $10.30 on December 31, 2003, as reported by Nasdaq.

(2)          Excludes 50,000 options which will be granted by the company during 2004 and 2005 in accordance with the terms of the employment agreement

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2003 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,199,500	2.2286	55,000
Equity compensation plans not approved by security holders	627,000	7.9946	70,000
Total	1,826,500		125,000

The Company’s equity compensation plans that were not approved by security holders (as no such approval was required) consist of (i) grants of NQSOs as inducement for initial employment by the Company or its subsidiaries; (ii) grants of NQSOs to non-executive employees; and (iii) NQSOs granted under our 2001 Employee Stock Incentive Plan or available for grant under our 2002 Employee Stock Incentive Plan, both of which are “broad-based plans” as defined by the Nasdaq Market Place Rules (i.e., ones in which not more than half of the options/shares may be awarded to officers and directors). In the case of all such plans, the exercise price of options must be not less than fair market value of the common stock on the date of grant. Options granted under the plans may be for terms of up to ten years. The 2001 and 2002 Employee Stock Incentive Plans are to be administered by the board or a committee of the board consisting of not fewer than two non-employee directors. Repricing under the 2001 plan is limited to 10% of the number of options then outstanding thereunder; repricing under the 2002 plan is prohibited.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the provisions of Section 16(a) of the Exchange Act, our officers, directors and 10% beneficial stockholders are required to file reports of their transactions in our securities with the Commission. Based solely on a review of the Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company believes that all of its executive officers, directors and greater than 10% beneficial stockholders complied with all filing requirements applicable to them during 2003.

EMPLOYMENT AGREEMENTS

We have entered into a five-year employment agreement, effective January 1, 2001, with our President and Chief Executive Officer, Edson R. Arneault. The employment agreement replaces an agreement entered into in February 1999 and provides for, among other things, an annual base salary of $750,000 (subject to automatic annual cost of living increases of 5%), semi-annual cash awards and an annual performance bonus tied to EBITDA growth. The Employment Agreement entitles Mr. Arneault, at our expense, to lease living and/or office quarters for himself and the Company in any state or jurisdiction in which the Company is currently doing business or commences substantial business operations. The Company may choose to purchase such living or office quarters. In 2001, the Company purchased living quarters for use by Mr. Arneault. The employment agreement also provides for a long-term incentive bonus, subject to a cap, payable at the end of the five-year term based upon growth compared to year 2000 in a variety of objective measurements, including earnings per share, the market price of our common stock, EBITDA and gross revenues. Other factors affecting the long-term bonus are acquisitions of other racetracks and parimutuel facilities, acquisitions of gaming venues that generate positive EBITDA in their first full year of operation, and successful legislative initiatives.

The agreement provides that if Mr. Arneault’s period of employment is terminated by reason of death or physical or mental incapacity, we will continue to pay Mr. Arneault or his estate the compensation otherwise payable to Mr. Arneault for a period of two years. If Mr. Arneault’s period of employment is terminated for a reason other than death or physical or mental incapacity or for cause, we will continue to pay Mr. Arneault the compensation that otherwise would have been due him for the remaining period of employment. If Mr. Arneault’s period of employment is terminated for cause, we will have no further obligation to pay Mr. Arneault, other than compensation unpaid at the date of termination.

In the event that the termination of Mr. Arneault’s period of employment occurs after there has been a change of control of the Company, as defined, and (i) the termination is not for cause or by reason of the death or physical or mental disability of Mr. Arneault or (ii) Mr. Arneault terminates his employment for good reason, as defined in the agreement, then Mr. Arneault will have the right to receive within thirty days of the termination, a sum that is three times his annual base salary and payment by us of the next five annual premium payments for the insurance policy called for by the deferred compensation plan described below.

In February 1999, we entered into an employment agreement with Robert A. Blatt. The agreement is for a term of five years, calls for an annual base salary of $46,000 (subject to automatic annual cost of living increases of 5%) and additional compensation of $2,500 per day in the event Mr. Blatt performs additional services. The employment agreement also entitles Mr. Blatt to participate in our various benefit plans for health insurance, life insurance and the like. In the event Mr. Blatt terminates the employment agreement for good reason, as defined, or we terminate the agreement other than for cause or a permanent and total disability, he will be entitled to the compensation otherwise payable to him under the employment agreement. In the event Mr. Blatt’s employment is terminated in connection with a change in control of the Company, Mr. Blatt would be entitled to a cash severance payment equal to three times his annual base salary and payment by us of the next five annual premium payments for the insurance policy called for by the deferred compensation plan described below. The employment agreement expired in February of 2004, but it is anticipated that we will enter a new employment agreement with Mr. Blatt.

We also have deferred compensation agreements with Messrs. Arneault and Blatt, which provide for certain benefits upon retirement. We currently fund these obligations through the purchase of “split dollar” life insurance policies.

In October 2003, we entered into a three-year employment agreement with Roger Szepelak as Vice President and Chief Operating Officer for Speakeasy Gaming of Las Vegas, Inc. and Speakeasy Gaming of Reno, Inc. The agreement calls for an annual base salary of $182,000 with annual automatic cost of living increases of 5% and shall be subject to periodic increase by the Board of Directors and entitles Mr. Szepelak to a car allowance as well as to participate in our various employee benefit plans. In the event Mr. Szepelak brings the Company an acquisition candidate during the period of employment, and the Company in its discretion, consummates the acquisition, Mr Szepelak shall be entitled, subject to any necessary regulatory approvals, to a cash bonus ranging from $25,000 to $100,000 depending on the acquisition purchase price. In the event Mr. Szepelak’s employment is terminated by us other than for cause or a permanent and total disability, he will be entitled to the compensation otherwise payable to him under the employment agreement. In the event Mr. Szepelak is terminated in connection with a change of control of the Company, as defined in the agreement, Mr. Szepelak would be entitled to a cash payment in the amount of his then current annual base salary.

In January 2002, we entered into a three-year employment agreement with John W. Bittner, Jr. as Chief Financial Officer. The agreement calls for an annual salary of $160,000, subject to increase by the Board of Directors, and entitles Mr. Bittner to a car allowance as well as to participate in our various employee benefit plans. In the event Mr. Bittner’s employment is terminated by us other than for cause or permanent disability, he will be entitled to the compensation otherwise payable to him under the employment agreement. Further, in the event Mr. Bittner is discharged during the last year of the term of the agreement in connection with a change in control of the Company, as defined in the agreement, Mr. Bittner would be entitled to a cash payment in the amount of one year of Mr. Bittner’s then current salary.

COMPENSATION OF DIRECTORS

Our non-employee directors receive an annual stipend of $24,000 and a per meeting fee of $1,500. Directors who are employees of the Company do not receive compensation for attendance at Board meetings. All board members are reimbursed for expenses they incur in attending meetings.

ITEM 12.   STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 11, 2004, the ownership of the presently issued and outstanding shares of our common stock by persons owning more than 5% of such stock, and the ownership of such stock by our officers and directors, individually and as a group. As of March 11, 2004, there were 28,535,760 shares of common stock outstanding. Unless otherwise indicated, the address for each of the stockholders listed below is c/o MTR Gaming Group, Inc., State Route 2 South, P.O. Box 356, Chester, WV 26034.

Name	Number of Shares	Percentage of Class
Edson R. Arneault(1)	3,827,074	13.27%
Robert A. Blatt(2)	1,106,509	3.85%
James V. Stanton(3)	111,900	*
Donald J. Duffy(4)	50,000	*
LC Greenwood(5)	0	*
Thomas J. Brosig(6)	0	*
Patrick J. Arneault(7)	15,200	*
Rose Mary Williams(8)	68,333	*
John W. Bittner, Jr.(9)	50,000	*
Roger Szepelak(10)	52,500	*
David R. Hughes	0	*
Total officers and directors as a group (11 persons)	5,281,516	18.32%
FMR Corp.(11)	2,020,500	7.27%

*                    Indicates less than one percent.

(1)          Includes 3,308,532 shares and options to acquire beneficial ownership of 300,000 shares within 60 days held by Mr. Arneault. Also includes 199,333 shares held by a corporation of which Mr. Arneault is the sole shareholder and 19,209 shares held by a partnership of which Mr. Arneault is a general partner.

(2)          Includes 953,509 shares held by Mr. Blatt, 3,000 shares held by Mr. Blatt’s wife, and options to acquire beneficial ownership of 150,000 shares exercisable within 60 days held by Mr. Blatt. Mr. Blatt’s mailing address is c/o The CRC Group, Larchmont Plaza, 1890 Palmer Avenue, Suite 303, Larchmont, NY 10538.

(3)          Includes 86,900 shares held by Mr. Stanton and options to acquire beneficial ownership of 25,000 shares exercisable within 60 days held by Mr. Stanton. Mr. Stanton’s mailing address is 815 Connecticut Avenue, NW, Suite 620, Washington, DC 20006.

(4)          Mr. Duffy’s business mailing address is c/o Integrated Corporate Relations, 24 Post Road, Westport, CT 06880. Includes no shares and includes options to acquire beneficial ownership of 50,000 shares exercisable within 60 days held by Mr. Duffy.

(5)          Mr. Greenwood’s business mailing address c/o Greenwood McDonald Supply Company, Inc., 313 West Main Street Carnegie, PA 15106.

(6)          Mr. Brosig’s mailing address is 1174 Glendale Place, Gulfport, MS 39507.

(7)          Includes 200 shares held by Mr. Arneault’s minor children and options to acquire ownership of 15,000 shares within 60 days held by Mr. Arneault (10,000 of which will vest on May 13, 2004).

(8)          Includes no shares and includes options to acquire beneficial ownership of 68,333 shares within 60 days held by Ms. Williams (8,333 of which will vest on May 13, 2004).

(9)          Includes no shares and includes options to acquire beneficial ownership of 50,000 shares within 60 days held by Mr. Bittner.

(10)   Includes 2,500 shares and options to acquire beneficial ownership of 50,000 shares exercisable within 60 days by Mr. Szepelak. Mr. Szepelak’s mailing address is 3227 Civic Center Drive, North Las Vegas, Nevada 89030.

(11)   FMR Corp. is located at 82 Devonshire Street, Boston, MA 02109. Information based solely on filings made by FMR Corp. with the SEC and furnished to the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Patrick J. Arneault serves as Vice President of Development of Mountaineer. During the year ended December 31, 2003, Mr. Arneault's total compensation was $169,000. Patrick J. Arneault is the brother of Edson R. Arneault, our president, chairman and chief executive officer. Mr. Arneault has worked for Mountaineer since February 2000.

Ms. Aimee Zildjian serves as director of development for Presque Isle Downs. During the year ended December 31, 2003, Ms. Zildjian's total compensation was $107,000. Ms. Zildjian is the daughter of Edson R. Arneault, our president, chairman and chief executive officer.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes principal accounting fees and services.

	2003	2002
Audit Fees:
Annual Audit of the Financial Statements (including expenses totaling $16,383 and $46,629 billed in 2003 and 2002, respectively)	$310,383	$244,329
Other Audit-Specific Matters	92,179	29,209
Audit Related Services:
	$—	$27,527
Tax Services:
Tax Compliance	$32,723	$32,808
Other Tax Services	172,507	195,060
All Other Services:
Benefit Plan Research-Scioto Downs, Inc.	$21,199	—

PART IV

ITEM 15.   EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

(a)           Financial Statements (Included in Part II of this Report):

REPORT OF INDEPENDENT AUDITORS
Ernst & Young LLP	(F-2)
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2003 and 2002	(F-3)
Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2003	(F-4)
Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 31, 2003	(F-5)
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2003	(F-6)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	(F-7)

(b)          Financial Statements Schedules (Included in Part IV of this Report):

Schedule II—Valuation Allowances of the years ended December 31, 2003, 2002, and 2001.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(c)           Exhibits:

EXHIBIT NO.	ITEM TITLE
3.1	Restated Certificate of Incorporation for Winner’s Entertainment, Inc. dated August, 17, 1993 (incorporated by reference to our Form 10-K for the fiscal year ended December 31, 1993).
3.2	Amended By Laws (incorporated by reference to our report on Form 8-K filed February 20, 1998).
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Winner’s Entertainment, Inc. dated October 10, 1996 (incorporated by reference to our report on Form 8-K filed November 1, 1996).
4.1	Excerpt from Common Stock Certificates (incorporated by reference to our report on Form 10-K filed March 30, 2001).
4.2

Indenture dated March 25, 2003 entered into by the Company, the Guarantors (as defined in the Indenture) and Wells Fargo Bank Minnesota, National Association, as Trustee [exhibits and annexes omitted] (incorporated by reference to our report on Form 10-K filed March 31, 2003).

4.3

Supplemental Indenture dated as of July 31, 2003 by and between Scioto Downs, Inc., as Additional Guarantor, and Wells Fargo Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 4.3 of the Company’s registration statement on Form S-4 (Amendment No. 1), filed August 6, 2003 (Registration No. 333-105528))

10.1

Third Amended and Restated Credit Agreement dated March 28, 2003 among the Company, Mountaineer Park, Inc., Presque Isle Downs, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc. and Racing Acquisition, Inc., as Borrowers, and Wells Fargo Bank, N.A., National Bank of Pennsylvania, and Branch Banking and Trust Company, as Lenders (incorporated by reference to our Form 10-Q filed May 15, 2003).

10.2	Revolving Credit Note dated March 28, 2003 in the amount of $50,000,000 made in favor of Wells Fargo Bank, N.A., as Agent Bank (incorporated by reference to our Form 10-Q filed May 15, 2003).
10.3	Security Agreement dated March 28, 2003 entered by the Company in favor of Wells Fargo Bank., N.A. as Agent Bank (incorporated by reference to our Form 10-Q filed May 15, 2003).
10.4

Credit Line Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents dated March 28, 2003 made by Mountaineer Park, Inc. in favor of Wells Fargo Bank as Agent Bank (incorporated by reference to our Form 10-Q filed May 15, 2003).

10.5

Second Amendment to Third Amended and Restated Credit Agreement, entered as of November 12, 2003, by and between the Company and certain of its subsidiaries, as Borrowers, and Wells Fargo Bank, National Association, as Agent Bank (incorporated by reference to our Form 10-Q filed November 14, 2003).

10.6	Supplement to Schedule No. 02248-007 to Master Lease (incorporated by reference to the Company’s report on Form 10-Q for the quarter ended June 30, 2002).
10.7	Schedule No. 02248-008 to Master Lease (incorporated by reference to the Company’s report on Form 10-Q for the quarter ended June 30, 2002).
10.8	Supplement to Schedule No. 02248-008 to Master Lease (incorporated by reference to the Company’s report on Form 10-Q for the quarter ended June 30, 2002).
10.9	MTR Gaming Group, Inc. 2002 Employee Stock Incentive Plan (incorporated by reference to the Company’s report on Form 10-Q for the quarter ended September 30, 2002).
10.10

Promissory Note made by MTR Gaming Group, Inc. in favor of Wells Fargo Equipment Finance, Inc. in connection with the purchase by the Company of an airplane (incorporated by reference to our Form 10-K filed March 31, 2003).

10.11	Employment Agreement dated September 28, 2001 between the Company and Edson R. Arneault (incorporated by reference to the Company’s report on Form 10-Q for the quarter ended September 30, 2001).
10.12	Employment Agreement dated October 15, 2003 between the Company and Roger M. Szepelak (filed herewith).
14.1	Code of Ethics and Business Conduct of the Company (filed herewith).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Certification of Edson R. Arneault pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Edson R. Arneault in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of John W. Bittner, Jr. in accordance with 18 U.S.C. Section 1350 (filed herewith).

(d)          Reports on Form 8-K

The Company filed the following reports on Form 8-K during the fourth quarter of 2003.

On November 7, 2003, the Company filed a current report on Form 8-K under Item 12 thereof providing disclosure under Regulation FD of unaudited financial results for the three and nine months ended September 30, 2003 and scheduling a conference call to discuss such financial results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MTR Gaming Group, Inc.
By:	/s/ Edson R. Arneault
Edson R. Arneault
Chairman, President, and Chief Executive Officer

Date: March 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Capacity
/s/ Edson R. Arneault	Chairman, President And Chief Executive Officer	March 29, 2004
Edson R. Arneault
/s/ Robert A. Blatt	Director	March 29, 2004
Robert A. Blatt
/s/ James V. Stanton	Director	March 29, 2004
James V. Stanton
/s/ Donald J. Duffy	Director	March 29, 2004
Donald J. Duffy
/s/ LC Greenwood	Director	March 29, 2004
LC Greenwood
/s/ Thomas J. Brosig	Director	March 29, 2004
Thomas J. Brosig
/s/ John W. Bittner, Jr.	Chief Financial Officer	March 29, 2004
John W. Bittner, Jr.

MTR GAMING GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B Balance at Beginning of Period	Column C Additions(1)	Column D Deductions(2)	Column E Balance at End of Period
Year ended December 31, 2003:
Allowance for doubtful accounts receivable	$98,000	$204,000	$150,000	$152,000
	$98,000	$204,000	$150,000	$152,000
Year ended December 31, 2002:
Allowance for doubtful accounts receivable	$60,000	$253,000	$215,000	$98,000
	$60,000	$253,000	$215,000	$98,000
Year ended December 31, 2001:
Allowance for doubtful accounts receivable	$37,000	$127,000	$104,000	$60,000
	$37,000	$127,000	$104,000	$60,000

(1)          Amounts charged to costs and expenses.

(2)          Uncollectible accounts written off, net of recoveries.

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.

REPORT OF INDEPENDENT AUDITORS

Board of Directors
MTR Gaming Group, Inc.

We have audited the accompanying consolidated balance sheets of MTR Gaming Group, Inc. and its Subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MTR Gaming Group, Inc. and its subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
March 5, 2004, except Note 5,
as to which the date is March 11, 2004

MTR GAMING GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,796,000	$14,398,000
Restricted cash	820,000	860,000
Accounts receivable, net	6,957,000	4,522,000
West Virginia State Lottery Commission receivable	859,000	—
Inventories	2,664,000	2,414,000
Deferred financing costs	1,412,000	902,000
Prepaid taxes	3,071,000	4,360,000
Deferred income taxes	1,176,000	823,000
Other current assets	2,745,000	1,531,000
Total current assets	46,500,000	29,810,000
Property and equipment, net	199,806,000	180,575,000
Goodwill	1,492,000	1,492,000
Other intangibles	13,789,000	—
Note receivable	2,215,000	—
Deferred income taxes	2,256,000	2,213,000
Deferred financing costs, net of current portion	6,052,000	1,452,000
Deposits and other	8,431,000	6,375,000
Total assets	$280,541,000	$221,917,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,591,000	$5,259,000
West Virginia State Lottery Commission payable	—	1,576,000
Accrued payroll and payroll taxes	2,340,000	2,542,000
Accrued interest	3,296,000	244,000
Other accrued liabilities	6,136,000	2,847,000
Current portion of capital leases	5,125,000	6,532,000
Current portion of long-term and other debt	975,000	162,000
Total current liabilities	22,463,000	19,162,000
Long-term and other debt, less current portion	133,295,000	96,429,000
Capital lease obligations, less current portion	1,799,000	6,945,000
Long-term deferred compensation	3,127,000	915,000
Deferred income taxes	14,216,000	7,977,000
Total liabilities	174,900,000	131,428,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:	—	—
Common stock, $.00001 par value; 50,000,000 shares authorized; 27,905,376 and 27,229,849 shares issued and outstanding at December 31, 2003 and 2002, respectively	—	—
Paid-in capital	58,469,000	53,236,000
Retained earnings	47,172,000	37,253,000
Total shareholders’ equity	105,641,000	90,489,000
Total liabilities and shareholders’ equity	$280,541,000	$221,917,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
REVENUES:
Gaming	$251,220,000	$231,682,000	$191,901,000
Parimutuel commissions	11,341,000	8,657,000	7,618,000
Lodging, food and beverage	22,767,000	19,387,000	15,185,000
Other	8,278,000	6,570,000	3,663,000
Total revenues	293,606,000	266,296,000	218,367,000
Less promotional allowances	(4,999,000)	(5,416,000)	(3,916,000)
Net Revenues	288,607,000	260,880,000	214,451,000
COSTS OF REVENUES:
Cost of gaming	153,183,000	140,704,000	112,510,000
Cost of pari-mutuel commissions	8,363,000	7,359,000	6,443,000
Cost of lodging, food and beverage	17,484,000	16,470,000	15,129,000
Cost of other	7,745,000	8,597,000	4,983,000
Total costs of revenues	186,775,000	173,130,000	139,065,000
Gross profit	101,832,000	87,750,000	75,386,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Marketing and promotions	7,381,000	8,837,000	8,038,000
General and administrative	40,629,000	32,785,000	24,961,000
Depreciation and amortization	18,692,000	14,294,000	9,166,000
Total selling, general and administrative expenses	66,702,000	55,916,000	42,165,000
Asset impairment charge	—	—	5,500,000
Operating income	35,130,000	31,834,000	27,721,000
Gain on sale of property	432,000	—	—
Interest income	307,000	166,000	250,000
Interest expense	(11,896,000)	(4,376,000)	(4,043,000)
Income from operations before income taxes and cumulative effect of change in method of accounting	23,973,000	27,624,000	23,928,000
Provision for income taxes	(8,833,000)	(9,706,000)	(8,213,000)
Income before cumulative effect of change in method of accounting	15,140,000	17,918,000	15,715,000
Cumulative effect of change in method of accounting for derivatives, net of tax benefit of $47,000	—	—	(92,000)
NET INCOME	$15,140,000	$17,918,000	$15,623,000
NET INCOME PER SHARE—BASIC:
Income before cumulative effect of change in accounting method	$0.54	$0.66	$0.64
Cumulative effect of change in accounting method	—	—	—
NET INCOME PER SHARE	$0.54	$0.66	$0.64
NET INCOME PER SHARE—ASSUMING DILUTION:
Income before cumulative effect of change in accounting method	$0.53	$0.62	$0.57
Cumulative effect of change in accounting method	—	—	—
NET INCOME PER SHARE	$0.53	$0.62	$0.57
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	27,813,232	27,060,268	24,366,343
Diluted	28,774,704	28,782,557	27,507,315

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Shares of Common Stock	Additional Paid-In	Receivable from Exercise of	Retained
	Shares	Amount	Subscribed	Capital	Stock Options	Earnings	Total
Balances, December 31, 2000	22,176,001	—	30,312	$39,014,000	$(1,243,000)	$7,677,000	$45,448,000
Shares issued from exercise of stock options, including related tax benefits	1,570,000	—	—	6,986,000	(2,822,000)	—	4,164,000
Shares issued from exercise of warrants	3,225,607	—	—	3,478,000	—	—	3,478,000
Purchase of common stock	(191,100)	—	—	(219,000)	—	(1,426,000)	(1,645,000)
Net income	—	—	—	—	—	15,623,000	15,623,000
Balances, December 31, 2001	26,780,508	—	30,312	49,259,000	(4,065,000)	21,874,000	67,068,000
Shares issued from exercise of stock options, including related tax benefits	804,500	—	—	4,660,000	—	—	4,660,000
Repayment of shareholder receivables	—	—	—	—	4,065,000	—	4,065,000
Purchase of common stock	(385,471)	—	—	(683,000)	—	(2,539,000)	(3,222,000)
Reclass of shares subscribed	30,312	—	(30,312)	—	—	—	—
Net income	—	—	—	—	—	17,918,000	17,918,000
Balances, December 31, 2002	27,229,849	—	—	53,236,000	—	37,253,000	90,489,000
Shares issued from exercise of stock options, including related tax benefits	1,230,227	—	—	5,867,000	—	(2,025,000)	3,842,000
Purchase of common stock	(554,700)	—	—	(634,000)	—	(3,196,000)	(3,830,000)
Net income	—	—	—	—	—	15,140,000	15,140,000
Balances, December 31, 2003	27,905,376	—	—	$58,469,000	$—	$47,172,000	$105,641,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$15,140,000	$17,918,000	$15,623,000
Adjustments to reconcile net income to net cash provided by net operating activities:
Depreciation and amortization	18,692,000	14,294,000	9,166,000
Asset impairment charge	—	—	5,500,000
Gain on disposal	(432,000)	—	—
Cumulative effect of change in method of accounting	—	—	92,000
Net change in allowance for doubtful accounts	54,000	38,000	23,000
Tax benefit from exercise of stock options	2,320,000	2,170,000	2,778,000
Deferred income taxes	4,340,000	3,608,000	(120,000)
Increase in deferred compensation	2,212,000	646,000	269,000
Change in operating assets and liabilities—operating activities:
Prepaid taxes	1,294,000	(3,142,000)	1,192,000
Other current assets	(4,423,000)	(2,926,000)	852,000
Accounts payable	(668,000)	1,117,000	2,772,000
Accrued liabilities	(723,000)	1,807,000	1,521,000
Net cash provided by operating activities	37,806,000	35,530,000	39,668,000
Cash flows from investing activities:
Restricted cash	532,000	(136,000)	(219,000)
Purchase of Scioto Downs (net of cash acquired of $1,345,000)	(18,390,000)	—	—
Deposits and other assets	(5,877,000)	(4,571,000)	(1,512,000)
Proceeds from sale of property	1,536,000	673,000	—
Capital expenditures, including acquisitions	(24,342,000)	(46,406,000)	(52,080,000)
Net cash used in investing activities	(46,541,000)	(50,440,000)	(53,811,000)
Cash flows from financing activities:
Payments on long-term debt	(93,462,000)	—	—
Proceeds from the issuance of long-term debt	128,448,000	23,378,000	15,628,000
Payments on short-term notes and other debt	—	(932,000)	(362,000)
Principal payments on capital leases	(6,553,000)	(6,665,000)	(3,340,000)
Finance cost paid	(6,379,000)	(720,000)	(652,000)
Purchase and retirement of treasury stock	(3,830,000)	(3,222,000)	(1,645,000)
Proceeds from issuance of common stock through exercise of stock options, warrants, and repayment of shareholder notes	2,909,000	6,555,000	4,864,000
Net cash provided by financing activities	21,133,000	18,394,000	14,493,000
Net increase in cash and cash equivalents	12,398,000	3,484,000	350,000
Cash and cash equivalents, beginning of year	14,398,000	10,914,000	10,564,000
Cash and cash equivalents, end of year	$26,796,000	$14,398,000	$10,914,000
Cash paid during the year for:
Interest	$8,844,000	$4,786,000	$4,154,000
Income taxes	$3,587,000	$7,400,000	$5,200,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

MTR Gaming Group, Inc. (Company), a Delaware corporation, owns and operates racetrack, gaming and hotel properties in West Virginia, Ohio and Nevada.

The Company acquired Mountaineer Park, Inc. in December of 1992 and has since operated the Mountaineer Racetrack & Gaming Resort (Mountaineer Park or the Resort) in West Virginia’s northern “panhandle,” approximately twenty-five miles from the Pittsburgh International Airport. The Resort complex offers video lottery gaming areas, a thoroughbred horse racetrack, parimutuel wagering (which includes exporting of simulcasting signals to other race tracks and off-track wagering on horse and greyhound races simulcast from other tracks), 359 hotel rooms (including a 258 room hotel which opened in May 2002), swimming, spa, fitness center, a convention center, dining and lounge facilities and the Harvey E. Arneault entertainment center. Mountaineer Park also owns the Woodview Golf Course, which is located approximately seven miles from the Resort.

The Company also operates through a wholly owned subsidiary, the Ramada Inn and Speedway Casino, in North Las Vegas Nevada (See Note 2). During 2002, the Company also operated through a wholly owned subsidiary, a hotel in Reno, Nevada (Speakeasy Reno) which it sold in 2003.

As discussed in Note 4, in 2003, the Company acquired Scioto Downs, Inc. (Scioto Downs) which owns and operates a harness horse racing facility with parimutuel wagering in Columbus, Ohio.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MTR Gaming Group, Inc. (MTR), Mountaineer Park, Inc. (Mountaineer Park), Speakeasy Gaming of Las Vegas, Inc. (Speakeasy-Las Vegas), Speakeasy Gaming of Reno, Inc. (Speakeasy-Reno), Presque Isle Downs, Inc. (Presque Isle) and Scioto Downs, Inc. (collectively, the Company). All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and long-term and other debt. In addition, at December 31, 2002, the Company maintained an interest rate cap agreement. This agreement expired on December 31, 2003. With the exception of the 9.75% senior unsecured notes, the fair value of financial instruments approximated their carrying values at December 31, 2003 and 2002. The fair value of the 9.75% senior unsecured notes was determined based upon market quotes. The fair value of the 9.75% senior unsecured notes at December 31, 2003 was $139 million.

Cash and Cash Equivalents and Restricted Cash

The Company considers highly liquid investments with a remaining maturity of 90 days or less from the purchase date to be cash equivalents.

Restricted cash includes unredeemed winning tickets from its racing operations, and funds related to horsemen’s fines and certain simulcasting funds that are restricted to payments for improving horsemen’s facilities and increasing racing purses at Scioto Downs.

Allowance for Doubtful Accounts

The Company maintains trade accounts receivable principally related to parimutuel commissions, simulcast fees, and convention center revenues. An allowance for doubtful accounts is recorded to reflect the anticipated realization of the Company’s receivables and includes assessment of the probability of collection and the credit-worthiness of simulcast racetracks and convention center customers. Reserves for uncollectible accounts are recorded in the Company’s consolidated statements of operations as a component of the applicable cost of revenues. The provision is assessed for adequacy through specific reviews of customer balances and credit risk. Accounts are identified as delinquent, if payment is not received in accordance with the terms of the simulcast arrangement or customer sales agreement. Accounts are charged against the allowance at such time when a reasonable probability of collection no longer remains. The Company maintained allowances for doubtful accounts of $152,000 and $98,000 at December 31, 2003 and 2002, respectively

Inventories

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

As discussed in Note 7, the terms of certain of the Company’s financing arrangements required the Company to enter into an interest rate cap agreement, which expired on December 31, 2003, to manage interest rate risk and to lower its cost of borrowing. The Company did not apply cash flow hedge accounting to this instrument. Although this derivative was not afforded cash flow hedge accounting, the Company retained the instrument as protection against the interest rate risk associated with its long-term borrowings. Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded a cumulative effect, pretax loss of $139,000 ($92,000 loss net of taxes).

Licensing Costs

The costs associated with obtaining definite-lived gaming and racing licenses are deferred and amortized over the license period. Indefinite-lived licensing costs are reviewed for impairment in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142).

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt and are reflected as amortization expense in the accompanying consolidated statements of operations. During 2003, the Company capitalized financing costs totaling $6,379,000 incurred in conjunction with the consummation of the private sale of $130 million of 9.75% senior unsecured notes and the execution of the Third Amended and Restated Credit Agreement dated March 28, 2003. Amortization expense amounted to $1,271,000, $802,000, and $631,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

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

Interest is capitalized to construction in progress based on the product resulting from applying the Company’s cost of borrowing rate to qualifying assets. Interest capitalized in 2002 and 2001 was $465,000 and $988,000, respectively. There was no interest capitalized during 2003.

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

As discussed in Note 4, on March 11, 2003 the Company completed the sale of its hotel/casino property in Reno, Nevada.

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets (tangible and intangible) acquired. Goodwill was required to be evaluated for impairment at the beginning of 2002 and on an annual basis going forward according to SFAS No. 142. The standard requires a two-step process be performed to analyze whether or not goodwill has been impaired. Step one requires that the fair value be compared to book value. If the fair value is higher than the book value, no impairment is indicated and there is no need to perform the second step of the process. If the fair value is lower than the book value, step two must be evaluated. Step two requires that a hypothetical purchase price allocation analysis be done to reflect a current book value of goodwill. This current value is then compared to the carrying value of goodwill. If the current fair value is lower than the carrying value, an impairment must be recorded.

In accordance with the requirements of SFAS No. 142, the Company tested its goodwill, totaling $1.5 million for impairment as of January 1, 2002. The fair value of the Company’s goodwill was estimated using discounted cash flow methodologies and market comparable information. As a result of the impairment test, the Company determined that no impairment was present. In the fourth quarters of 2003 and 2002, the Company performed the required annual impairment test of the carrying amount of goodwill. No impairment adjustment was required.

Had the Company been accounting for its goodwill under Statement No. 142 for all prior periods presented, the Company’s net income and diluted earnings per share for the year ended December 31, 2001 would have been $15,873,000 and $0.58 per share, respectively.

Prior to the adoption of SFAS No. 142 in 2002, amortization of the goodwill was provided on the straight-line method over a life of 15 years. Accumulated amortization at December 31, 2003 and 2002 was $2.3 million. For the year ended December 31, 2001 amortization expense, included in depreciation and amortization, was approximately $250,000.

Self-Insurance

Effective October 2002, the Company became self-insured for employee health coverage. Self-insurance reserves are estimated based upon the Company’s claim experience and is included in accrued expenses on the consolidated balance sheet. The Company also maintains stop loss insurance coverage.

Revenue Recognition

Revenues from video lottery represent the net win earned on video slot, poker, keno or blackjack wagers. Net win is the difference between wagers placed and winning payouts to patrons, and is recorded at the time wagers are made. As discussed in Note 13, the West Virginia Lottery Statute governs the distribution of net win at Mountaineer Park. Mountaineer Park receives 47% of the net win until such time as an annual, predetermined fixed net win threshold based upon West Virginia’s fiscal year of July 1-June 30 is achieved. At that time an additional 10% surcharge is deducted and the net win percentage to be received by the Company is reduced to 42%. This reduction in the net win percentage (or, alternatively, the increase in the payments to the State of West Virginia) is reflected by the Company as a cost of gaming during the period in which the net win exceeds the predetermined threshold.

The Company recognizes revenues from parimutuel commissions earned from thoroughbred and harness racing, and importing of simulcast signals from other race tracks at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by the Racing Commissions of West Virginia and Ohio (the Racing Commission). Such revenues are shown net of the taxes assessed by state and local agencies, as well as purses and contract amounts paid to the Horsemen’s Benevolent Protection Association (the HBPA), the exclusive authorized bargaining representative for all thoroughbred horse owners who participate in live races at Mountaineer Park and the Ohio Harness Horsemen’s Association, the exclusive authorized bargaining representative for all harness horse owners who participate in live races at Scioto Downs. The Company recognizes revenues from fees earned through the exporting of simulcast signals to other race tracks at the time wagers are made. Such fees are based upon a predetermined percentage of handle as contracted with the other race tracks.

Revenues from food and beverage are recognized at the time of sale and revenues from lodging are recognized on the date of stay.

Other revenues consist primarily of fees earned from activities ancillary to the Company’s racing and gaming activities such as the spa facility, golf course, entertainment center and convention center. Such revenues are recorded at the time services are rendered or sales are made.

Promotional Allowances and Complementaries

The Company offers certain promotional allowances to its customers, including complimentary lodging and food and video lottery terminal (VLT) vouchers. The retail value of these promotional items is shown as a deduction from total revenues on the Company’s consolidated statements of operations.

Total revenues does not include the retail amount of food and beverage provided gratuitously to customers, which was $2,354,000, $2,971,000 and $2,900,000 in 2003, 2002 and 2001 respectively.

Frequent Players Program

The Company offers a program whereby participants can accumulate points for casino wagering that can currently be redeemed for tokens, lodging, food and beverages and merchandise. A liability is recorded for the estimate of unredeemed points based upon the Company’s redemption history. This liability can be impacted by changes in the program, increases in membership and changes in the redemption patterns of the participants.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations in accounting for stock options and awards. Accordingly, no compensation cost for fixed stock options is included in net income since all awards were made at the fair value on the date of grant. Compensation expense for restricted share awards is ratably recognized over the vesting period, based on the fair value of the stock on the date of grant. No restricted share awards were granted during the three-year period ended December 31, 2003.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, amending FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS No. 148). This statement amended SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28 “Interim Financial Reporting” to require disclosure about those effects in interim financial information. The Company adopted the disclosure provisions for the year ended December 31, 2002.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based awards. Refer to Note 11 for more information regarding stock based compensation.

	Year ended December 31
	2003	2002	2001
	(dollars in thousands, except per share amounts)
Net income, as reported	$15,140	$17,918	$15,623
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—	—
Deduct: Total stock-based employee compensation determined under fair value method for all awards, net of tax	656	174	1,803
Pro forma net income	$14,484	$17,744	$13,820
Earnings per share:
Basic, as reported	$0.54	$0.66	$0.64
Basic, pro forma	$0.52	$0.66	$0.57
Diluted, as reported	$0.53	$0.62	$0.57
Diluted, pro forma	$0.50	$0.61	$0.50

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2003, 2002 and 2001 was $7,381,000, $8,837,000 and $8,038,000, respectively, net of advertising grants received from the State of West Virginia of $1,743,000, $1,470,000 and $852,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

	Year ended December 31
	2003	2002	2001
Income before cumulative effect of change in accounting method	$15,140,000	$17,918,000	$15,715,000
Cumulative effect of change in accounting method	—	—	(92,000)
Net income available to common shareholders	$15,140,000	$17,918,000	$15,623,000
Denominator:
Weighted average shares outstanding	27,813,232	27,060,268	24,366,343
Effect of dilutive securities—warrants and options	961,472	1,722,289	3,140,972
Diluted shares outstanding	28,774,704	28,782,557	27,507,315
Basic net income per common share:
Income before cumulative effect of change in accounting method	$0.54	$0.66	$0.64
Cumulative effect of change in accounting method	—	—	—
Basic net income per common share	$0.54	$0.66	$0.64
Diluted net income per common share:
Income before cumulative effect of change in accounting method	$0.53	$0.62	$0.57
Cumulative effect of change in accounting method	—	—	—
Diluted net income per common share	$0.53	$0.62	$0.57

The dilutive EPS calculations do not include 25,000, 3,000 and 5,000 of potential dilutive securities for the years ended December 31, 2003, 2002 and 2001, respectively, because they were antidilutive.

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statement presentation to conform to the current presentation. These reclassifications did not affect the Company’s net income or cash flows.

Recently Issued Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51, (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all special purpose entities for periods ending after December 15, 2003 and for all other entities for periods ending after March 15, 2004. The Company has not identified any variable interest entities for which consolidation under FIN 46 is appropriate.

3. RISKS AND UNCERTAINTIES

Concentration of Credit Risk

The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies. In addition, the Company maintains significant cash balances on hand at its gaming operations.

Cyclical Nature of Business

The Company’s primary business involves leisure and entertainment. During periods of recession or economic downturn, consumers may reduce or eliminate spending on leisure and entertainment activities. In the event that any of the Company’s demographic markets suffer adverse economic conditions, the Company’s revenues may be materially adversely affected. In addition, the operations of Mountaineer Park and Scioto Downs are typically seasonal in nature. Winter conditions may adversely affect transportation routes to Mountaineer Park, as well as cause cancellations of live horse racing. As a result, adverse seasonal conditions could have a material adverse effect on the operations of the Company.

Scioto Downs’ live racing operations are limited by the race dates assigned to it by the Ohio State Racing Commission. In Ohio, each permit holder may be granted live racing days within a specified time period. The 2003 live racing season at Scioto Downs commenced in May and ended in September. Due to the seasonal nature of the business, during the period when live racing is not being held, Scioto Downs’ revenues are generally limited to simulcasting, which is conducted year round.

In the Las Vegas market, business levels are generally weaker from Thanksgiving through the middle of January (except during the week between Christmas and New Years) and throughout the summer, and generally stronger from mid-January through Easter and from mid-September through Thanksgiving. The Company’s results at Speakeasy-Las Vegas may also be affected by inclement weather. It is unlikely that the Company will be able to obtain business interruption coverage for casualties resulting from severe weather, and there can be no assurance that the Company will be able to obtain casualty insurance coverage at affordable rates for casualties resulting from severe weather.

Licensing

The Company’s business is highly regulated. The ability of the Company to remain in business, and to operate profitably depends upon the Company’s ability to satisfy all applicable racing and gaming laws and regulations.

West Virginia Racing and Gaming Regulation

The Company’s operations at Mountaineer Park are subject to regulation by the West Virginia State Racing Commission (Racing Commission) under the West Virginia Racing Act, and by the West Virginia State Lottery Commission (Lottery Commission) under the West Virginia Racetrack Video Lottery Act (Lottery Act).

The powers and responsibilities of the Racing Commission include, among other things, (i) granting permission annually to maintain racing licenses and schedule race meets, (ii) approving simulcasting activities, (iii) licensing all officers, directors, racing officials and certain other employees of the Company and (iv) approving all contracts entered into by the Company affecting racing and parimutuel wagering operations. Such powers and responsibilities extend to the approval and/or oversight of all aspects of racing and parimutuel wagering operations. The Company has received all necessary approvals to conduct its current operations at Mountaineer Park; however, such approvals are subject to renewal and approval annually. The failure to receive or retain approvals or renewals of approvals, or a delay in receiving such approvals and renewals, could cause the reduction or suspension of racing and parimutuel wagering, as well as of video slot operations, at Mountaineer Park and could have a material adverse effect upon the Company’s business, financial condition and results of operations.

Pursuant to the Lottery Act, West Virginia horse racetracks licensed prior to January 1, 1994 and which conduct a minimum number of days of live racing, may apply for an annual license to operate video slots at its racetrack. The Lottery Act likewise requires that the operator of Mountaineer Park be subject to a written agreement with the horse owners, breeders and trainers who race horses at that facility in order to conduct video slot operations. The Company is party to the requisite agreement with the HBPA, which expires on December 31, 2006. The Lottery Act also requires that the operator of Mountaineer Park be subject to a written agreement with the parimutuel clerks in order to operate video slots. The Company is party to the requisite agreement with its parimutuel clerks which expires on November 30, 2008. The absence of an agreement with the HBPA or the parimutuel clerks at Mountaineer Park, or the termination or nonrenewal of such agreements, would have a material adverse effect on the Company’s business, financial condition and results of operations. The Lottery Commission has broad powers to approve and monitor all operations of the video lottery terminals, the specification of the terminals and the interface between the terminals and the West Virginia Central Lottery System. In addition, the Lottery Commission licenses all persons who control the licensed entity or are key personnel of the video lottery operation to ensure their integrity and absence of any criminal involvement.

Pursuant to both the Racing Commission’s and Lottery Commission’s regulatory authority, the Company may be investigated by either body at virtually any time. Accordingly, the Company must comply with all gaming laws at all times. Should either body consider the Company to be in violation of any of the applicable laws or regulations, each has the plenary authority to suspend or rescind the Company’s licenses. While the Company has no knowledge of any materialnoncompliance, and believes that it is in compliance with all relevant regulations, should the Company fail to comply, its business would be materially adversely affected.

Ohio Racing Regulation

Scioto Downs conducts its operations pursuant to a permit issued annually by the Ohio State Racing Commission. All racing conducted by Scioto Downs is conducted in accordance with applicable Ohio statutes and the rules and regulations of the Ohio State Racing Commission. The Ohio State Racing Commission regulates and controls the forms of wager that are permitted at the racetrack, the number of races permitted during a racing program and the days and time that live racing will be permitted. The Commission also approves full-card simulcasting schedules. The Ohio State Racing Commission must license all persons who work at the racetrack. The Ohio State Racing Commission must license all owners, trainers, drivers, and other persons involved in the racing program. The Company has received all necessary approvals to conduct its current operations at Scioto Downs; however, such approvals are subject to renewal and approval annually. The failure to receive or retain approvals or renewals of approvals, or a delay in receiving such approvals and renewals, could cause the reduction or suspension of racing and parimutuel wagering at Scioto Downs and could have a material adverse effect upon the Company’s business, financial condition and results of operations.

Nevada Gaming Regulation

During October 2003, the Company was registered as a publicly traded holding company by the Nevada Gaming Commission (the “Nevada Commission”) without limitations. In addition, the Company and Mountaineer Park, Inc. were approved by the Nevada Commission to participate in parimutuel to share in the revenues from the conduct of off-track parimutuel race wagering in Nevada. Speakeasy

Gaming of Las Vegas, Inc. obtained a nonrestricted gaming license to conduct gaming operations at the Company’s property in North Las Vegas without limitations. Likewise, the individuals who applied for required licenses and /or findings of suitability were approved. The approvals granted by the Nevada Commission were conditioned upon an additional employee applying for a finding of suitability. Such application has been filed and is pending review.

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

Pennsylvania Racing Regulation

In September 2002, the Company’s wholly owned subsidiary, Presque Isle Downs, Inc., was granted a license by the Pennsylvania State Horse Racing Commission to conduct thoroughbred horse racing and parimutuel wagering in Erie, PA. The Company plans to build a state-of-the-art horse racing facility with dirt and turf racing that will also offer concerts, entertainment, and fine and casual dining (See Note 8). The State Horse Racing Commission has the power to supervise all thoroughbred horserace meetings at which parimutuel wagering is conducted.

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

Political Climate

The Company’s ability to remain in the gaming business depends on the continued political acceptability of gaming activities to both the public and state governmental officials. In addition, the gaming laws impose high tax rates, and fixed parimutuel commission rates which, if altered, may diminish the Company’s profitability. Management is aware of nothing to indicate that West Virginia and Nevada state officials will change their policies toward gaming activities, particularly video lottery gaming; however, there are no assurances that such policies will not be changed. Any substantial unfavorable change in the enabling laws or tax rates on gaming revenues could make the Company’s business substantially more onerous, less profitable or illegal, which would have a material adverse effect on the Company’s business.

In August 1996, the United States Congress passed legislation, which President Clinton signed, creating the National Gambling Impact and Policy Commission (the “Policy Commission”) to conduct a comprehensive study of all matters relating to the economic and social impact of gaming in the United States. The legislation provided that, not later than two years after the enactment of such legislation, the Policy Commission must issue a report to the President and to Congress containing its findings and conclusions, together with recommendations for legislation and administrative actions. That report with accompanying recommendations was issued on June 18, 1999. Those recommendations include, among others, the statement that states should refuse to allow the introduction of casino-style gambling in parimutuel facilities for (i) the primary purpose of saving a parimutuel facility that the market has determined no longer serves the community; or (ii) for the purpose of competing with other forms of gambling. If such recommendations were enacted into law, it could adversely impact the gaming industry and have a material adverse effect on the Company’s business and operations. The Company is unable to predict whether this study will result in law that would impose additional regulations on gaming industry operators, including the Company.

Competition

The Company faces substantial competition in each of the markets in which its gaming and racetrack facilities are located. Some of the competitors have significantly greater name recognition and financial and marketing resources than the Company. Such competition results, in part, from the geographic concentration of competitors. All of the Company’s gaming operations primarily compete with other gaming operations in their geographic areas. New expansion and development activity is occurring in each of the relevant markets, which may be expected to intensify competitive pressures. All of the Company’s gaming operations also compete to a lesser extent with operations in other locations, including Native American lands, riverboats and cruise ships, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, on- and off-track wagering, high-stakes bingo and card parlors. Several states have considered legalized casino gaming and others may in the future. Legalization of large-scale, unlimited casino gaming in or near any major metropolitan area or increased gaming in other areas could have a material adverse effect on the business of any or all of the Company’s gaming facilities. In March 2000, California voters passed a proposition to permit Indian tribes to conduct and operate slot machine, lottery games and banked and percentage card games on Indian lands. The Speedway Property has been and could be further adversely impacted as a result of this increased competition.

Environmental Regulations

Generally, the Company and its subsidiaries are subject to a variety of federal, state and local governmental laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. While the Company believes that it and its subsidiaries are presently in material compliance with all environmental laws, failure to comply with such laws could result in the imposition of severe penalties or restrictions on operations by government agencies or courts that could adversely affect operations. In addition, although the Company is not aware of any environmental contamination at its properties (with the exception of a discharge from an underground storage tanks at Mountaineer Park and Scioto Downs which are (i) subject to state-approved plans of remediation and (ii) not considered material), it has not conducted exhaustive environmental investigations of all such properties. The Company does not have insurance to cover environmental liabilities, if any, other than certain coverage limited to its Reno property.

Taxation

The gaming industry represents a significant source of tax revenues, particularly to the States of West Virginia and Nevada and their counties and municipalities. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming and racing industry. During 2003, the West Virginia Department of Taxation, for the first time, requested that Mountaineer Park pay state income taxes on income from racing and video lottery operations. It subsequently withdrew that request. Changes in the tax laws or administration of those laws, if adopted, could have a material adverse effect on our business, financial condition and results of operations. However, it is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. The Company believes that recorded tax balances are adequate.

4. ACQUISITIONS AND SALE OF PROPERTY

Acquisition of Scioto Downs

On July 31, 2003 the Company consummated its acquisition of Scioto Downs, Inc. (Scioto Downs), which owns and operates a harness horse racing facility with parimutuel wagering in Columbus, Ohio. The acquisition was made as part of the Company’s strategy to diversify and leverage the Company’s expertise by building or acquiring other middle-market gaming and/or parimutuel businesses. The Company agreed to pay $32.00 per share, in cash, for the 595,767 outstanding shares of Scioto Downs’ common stock. Each Scioto Downs shareholder could have elected to receive, instead of the $32.00 per share amount, an amount per share equal to $17.00 plus ten annual contingent earnout payments (commencing the first calendar year in which Scioto Downs is permitted to conduct new forms of gaming) based upon 10% of the growth of Scioto Downs’ EBITDA compared to the average of Scioto Downs’ EBITDA for the three years ended October 31, 2002. Holders of 10,707 shares elected to receive the contingent earnout payments. Total consideration approximated $19.7 million (including approximately $839,000 of transaction costs). The purchase price was funded with cash on hand derived substantially from the Company’s March 2003 issuance of senior unsecured notes. At the date of the acquisition the Company also had advances to Scioto Downs of $2.1 million.

The acquisition has been accounted for under the purchase method and Scioto Downs’ results have been included in the Company’s consolidated results from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon appraisals of estimated fair values. The purchase price was allocated principally as follows:

Current assets	$2,230,000
Other assets	15,000
Property and equipment	13,689,000
Intangible assets	13,789,000
Current liabilities	4,132,000
Deferred tax liabilities, net	1,276,000
Long-term obligation	2,527,000

The intangible assets consist principally of the fair value assigned to the racing licenses held by Scioto Downs based upon an independent third party valuation. The value assigned to the licenses considers that the racing licenses permit Scioto Downs to conduct live racing and simulcasting operations as established by the Ohio State Racing Commission and in addition, under proposed legislation in Ohio would permit Scioto Downs to operate electronic gaming devices. The licenses shall be renewed each year unless the Racing Commission rejects the application for good cause. Accordingly, the racing licenses are considered to have an indefinite life and will not be amortized.

The unaudited proforma combined historical results, assuming Scioto Downs had been acquired at the beginning of 2003 and 2002 respectively, are estimated to be as follows:

	Year Ended December 31,
	2003	2002
Total Revenues	$299,181,000	$273,780,000
Net Income	14,220,000	15,600,000
Net Income per share—Basic	$0.51	$0.58
Net Income per share—Diluted	$0.49	$0.54

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

Acquisition of Land

During 2003 and 2002, and in connection with its expansion plans, the Company acquired various parcels of real property in West Virginia aggregating approximately 376 acres for approximately $1,523,000 and 377 acres for approximately $4,333,000, respectively.

In October 2003, the Company acquired 130 acres of real property in Erie Pennsylvania for approximately $2.7 million as part of an alternative site for the proposed racetrack.

Sale of Property

On March 11, 2003 the Company completed the sale of its hotel/casino property in Reno, Nevada for a $2,950,000 purchase price which approximated its carrying value. The terms of the sale include a down payment of $787,500 (exclusive of closing costs), and a seven-year promissory note, secured by a first mortgage on the property and guaranteed by the purchaser’s principals. The purchasers are not affiliated with the Company. The sale after consideration of closing costs resulted in a loss of approximately $18,000. The loss on the sale of the Reno Property is included in “gain on sale of property” on the Condensed and Consolidated Statements of Operations included in this report, which also includes a gain of $450,000 principally from the sale of land at Mountaineer Park in connection with a State road widening project.

5. SUBSEQUENT EVENT—ACQUISITION OF BINION’S HORSESHOE HOTEL AND CASINO

On March 11, 2004, the Company completed the acquisition of Binion’s Horseshoe Hotel and Casino in downtown Las Vegas and entered into a Joint Operating License Agreement with and affiliate of Harrah’s Entertainment, Inc. (Harrah’s). The Company obtained title to the property and equipment, which will be held by a newly formed subsidiary Speakeasy Gaming of Fremont, Inc., for a payment of $20 million, free and clear of all debts, subject to increase by $5 million if, at the termination of the Joint Operating Agreement, Harrah’s has achieved certain operational milestones. Separately, the Company purchased for $1.8 million a parcel of land previously subject to a ground lease. The Company also assumed or entered into ground leases for certain portions of the acreage upon which the property is situated. The leases have terms ranging from 28 to 71 years and aggregate current annual rentals of approximately $6.2 million. The rentals are subject to certain periodic increases. The purchase price was funded with cash on hand and borrowings of $1.8 million under the Company’s revolving credit facility. Harrah’s will serve as the primary day-to-day operator of the property on an interim basis, subject to certain oversight and review by a joint committee of the two companies. The joint operating agreement will have an initial term of one year that can be extended by Harrah’s for up to an additional two years. During the term of the joint operating agreement the Company will receive certain guaranteed payments, net of all of the property’s operating expenses including the ground leases. The Company will receive (i)$2.4 million for the initial one-year tem; (ii) if Harrah’s extends for the second year, the greater of $4.8 million or 50% of earnings before interest, taxes, depreciation and amortization (EBITDA); (iii) if Harah’s extends for another six months, the greater of $2.7 million or 50% of EBITDA; and (iv) if Harrah’s extends for another six month period, the greater of $2.7 million or 50% of EBITDA. Harrah’s will retain the rights to certain intellectual property, including the names “Horseshoe” and “World Series of Poker” and the Company will retain the right to use the name Binion’s in Clark County, Nevada. Upon termination of the joint operating agreement, the Company will take over the operation of the property. The Company and Harrah’s have received the necessary approvals of the Nevada gaming regulators and the City of Las Vegas. The property, which has been closed since January 9, 2004 when gaming and federal regulators forced the shutdown of the hotel and casino, is scheduled to reopen on April 1, 2004.

Due to the timing of the completion of the transaction, the Company has not completed preliminary allocations of the purchase price. However, it is contemplated that such purchase price allocation will include land, building, equipment and intangibles. Proforma information was not deemed appropriate since the Company will not be operating the property for up to three years. As such proforma information utilizing historical financial information would not be indicative of future operations.

6. PROPERTY AND EQUIPMENT

At December 31, property and equipment consist of the following:

	2003	2002
Land	$13,286,000	$12,087,000
Building and improvements	148,050,000	137,422,000
Equipment (Note 7)	67,579,000	59,929,000
Furniture and fixtures	15,221,000	17,870,000
Construction in progress	11,045,000	248,000
	255,181,000	227,556,000
Less accumulated depreciation	(55,375,000)	(46,981,000)
	$199,806,000	$180,575,000

At December 31, 2003, costs aggregating $6,528,000 relating to the development of the Presque Isle racetrack were transferred from Deposits and Other assets to Construction in Progress.

Depreciation expense charged to operations related to property and equipment during the years ended December 31, 2003, 2002 and 2001 was $17,110,000, $13,296,000 and $8,115,000, respectively.

7. LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt at December 31 is summarized as follows:

	2003	2002
Senior unsecured notes, (net)	$128,614,000	$—
Credit agreement	—	93,397,000
Promissory note	2,962,000	3,104,000
Term debt	2,694,000	90,000
	134,270,000	96,591,000
Less current portion	(975,000)	(162,000)
Long-term portion	$133,295,000	$96,429,000

Senior Unsecured Notes

On March 25, 2003 the Company consummated the private sale of $130 million of 9.75% senior unsecured notes that were priced at 98.806%. The Company subsequently registered these notes. The net proceeds after discounts, fees and expenses of the offering were approximately $123.9 million, of which $93.4 million was used to repay all amounts outstanding and due under the Second Amended and Restated Credit Agreement. The remaining proceeds were for general corporate purposes, including the acquisition of Scioto Downs. The senior unsecured notes mature on April 1, 2010. On or prior to Apri1, 2006 the Company may redeem up to 35% of the aggregate principal amount of the senior unsecured notes, plus accrued and unpaid interest, with the net cash proceeds of certain public offerings of the Company’s stock. On or after April 1, 2007, the Company may redeem all or a portion of the senior unsecured notes at a premium that will decrease over time as set forth in the agreement, plus accrued and unpaid interest. The discount is being amortized over the term of the notes and is included in amortization expense.

Credit Agreement

On June 27, 2002, the Company, Mountaineer Park, Speakeasy Las Vegas and Speakeasy Reno, entered into the Second Amended and Restated Credit Agreement with a syndication of lenders led by

Wells Fargo Bank, National Association (Wells Fargo) to increase the credit line from $85 to $100 million; increase the permitted borrowing for equipment from $13 million to $21 million; increase the amount permitted for investment/acquisitions from $15 million to $50 million; and increase the amount that can be invested for the expansion of Mountaineer by $35 million. The amendment also revised the commencement of the scheduled commitment reduction date from March 2003 to June 2003 and changed certain financial covenants. This facility allows for interest only payments through the commencement of the scheduled commitment reduction beginning on June 30, 2003, through the maturity date, at which time the entire balance becomes due and payable.

On March 28, 2003, the Company entered into the Third Amended and Restated Revolving Credit Agreement in the amount of $50 million with Wells Fargo Bank. Under the Third Amended and Restated Credit Agreement, up to $10.0 million will be available for use in connection with letters of credit, and up to $10.0 million in short term funds will be available for use under a “swing line” facility on same day notice to lenders. Obligations under the Third Amended and Restated Credit Agreement are guaranteed by each of the Company’s operating subsidiaries. Borrowings under the Third Amended and Restated Credit Agreement and the subsidiary guarantees are secured by substantially all of the assets of the Company and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees. In general, borrowings under the Third Amended and Restated Credit Agreement will bear interest based, at the Company’s option, on either the agent bank’s base rate or LIBOR, in each case plus a margin. The applicable margin will be based on the leverage ratio at the time and will range form 75 to 275 basis points for base rate loans and 200 to 400 basis points for LIBOR loans. Loans under the Third Amended and Restated Credit Agreement mature in 2008, five years after the date of execution of the Credit Agreement. The Company must also pay a quarterly non-usage commitment fee which is based upon the leverage ratio. As of December 31, 2003 no drawings have been made on the credit facility. However, a letter of credit for $645,000 is outstanding.

At December 31, 2002, the Company had $93,397,000 of loans outstanding with interest rates ranging from 3.938% to 5.5% under the Second Amended and Restated Credit Agreement. Amounts prepaid over and above scheduled reductions can be reborrowed, subject to a commitment fee ranging from 0.375% to 0.50% depending upon the leverage ratio. The Company, in anticipation of the Senior Notes offering, classified amounts payable during 2003 under the Credit Agreement as long-term obligations in the Company’s consolidated balance sheet at December 31, 2002.

On November 12, 2003 the Credit Agreement was amended (effective September 30, 2003) to give consideration to the Scioto Downs acquisition.

The Third Amended and Restated Credit Agreement contains customary affirmative and negative covenants that include the requirement that the Company satisfy, on a consolidated basis, specified quarterly financial tests and events of default, as defined. The Company was in compliance with the loan covenants as of December 31, 2003. Under the Credit Agreement, the Company can spend between a minimum 1% and a maximum 6% of gross revenues derived from the previous fiscal year on maintenance of the Company’s properties. Substantially all of the Company’s assets and those of its operating subsidiaries, including the stock of the operating subsidiaries, are pledged as security for repayment of the loans made under the Credit Agreement.

In October 2000, as required by the Credit Agreement, the Company entered into an Interest Rate Cap Agreement with Wells Fargo at a cost of $214,750. The agreement caps the Company’s interest rate under the Credit Agreement at 7.55 (plus the applicable margin) with respect to $30 million of principal. This agreement expired on December 31, 2003 (See Note 2).

Other Debt Financing Arrangements

In November 2002, in connection with the acquisition of a corporate airplane, the Company issued a promissory note for $2,524,000, bearing interest at 5.63% per annum. Under the terms of the note, the Company is required to make 59 monthly payments of $24,236 through October 2007, with a final payment of $1,692,000 due November 2007. As of December 31, 2003 and 2002, there was $2,358,000 and $2,499,000 outstanding under the promissory note, respectively.

In January 1999, in connection with the acquisition of an 18-hole golf course, the Company issued a promissory note for $603,000, bearing interest at 8% per annum due monthly, principal due January 20, 2004, which is secured by the property. The promissory note was paid in full in January 2004. Additionally, the Company assumed approximately $158,000 of term debt. The term debt, with interest at 10%, is being repaid with monthly principal and interest payments of $2,466 through August 2006. As of December 31, 2003 and 2002, there was $69,000 and $90,000, respectively, outstanding under the promissory note and term debt.

In April 1999, Scioto Downs entered into a term loan agreement that provides for monthly payments of principal and interest of $30,025 through September 2013. The effective interest rate is 6.25% per annum. The term loan is collateralized by a first mortgage on Scioto Downs’ real property facilities, as well as other personal property, and an assignment of the rents from lease arrangements. At December 31, 2003 there was $2,625,000 outstanding under the term loan. Scioto Downs, Inc’s term loan agreement contains an acceleration clause whereby the lender has the right to declare the loan immediately due and payable if, in the lender’s judgment, an event has occurred which is likely to have a material adverse effect on the Company.

Capital Leases

On January 27, 2000, Mountaineer Park entered into a line of credit for the principal amount of up to $8 million with PNC Leasing, LLC (PNC), a subsidiary of PNC Bank, National Association (the PNC Financing). In April 2003 this line of credit was increased to $14 million. The proceeds of this line of credit are to be used to lease equipment for video lottery operations at the Mountaineer Park. The line of credit is subject to annual renewal. During 2002 and 2001 Mountaineer Park drew $4,431,000 and $4,517,000 under the line of credit. There was nothing drawn under the line of credit during 2003. The interest rate for the PNC Financing will be fixed at the time of each draw, and is tied to the prime rate at the Federal Reserve Bank of Cleveland on that day, plus a margin of 1%. The lease agreements have terms of three years with interest rates ranging from 4.99% to 9.97%. At December 31, 2003 and 2002 the balance outstanding under the PNC master lease line of credit was $3,905,000 and $7,950,000, respectively.

On November 12, 2001 Mountaineer Park entered into a master lease agreement with National City Leasing Corporation (National City Master Lease). During 2002 and 2001, lease agreements were entered into pursuant to the master lease agreement to finance the acquisition of video lottery machines for $2,854,000 and $2,838,000, respectively. The lease agreements have terms of three years with interest rates ranging from 4.68% to 5.892%. At December 31, 2003 and 2002, the balance outstanding under the National City Master Lease was $2,451,000 and $4,328,000, respectively.

During 2002, Mountaineer Park entered into a capital lease arrangement with BB&T Leasing Corporation (BB&T lease) to finance the acquisition of video lottery terminals for $758,000. The lease agreement has a term of three years with an interest rate of 5.82%. At December 31, 2003 and 2002, there was $498,000 and $737,000 outstanding under this lease agreement, respectively.

The indebtedness under the PNC Financing, the National City Master Lease and the BB&T lease is secured by the equipment leased with the proceeds of the financing and is guaranteed by the Company. These financing arrangements have been approved by the West Virginia Lottery Commission and are permitted by a carve-out for equipment financing in the Company’s existing financing arrangements with its senior secured lender, Wells Fargo Bank, National Association. The master lease and related leasing documents evidencing the PNC Financing, the National City Master Lease and the BB&T lease contain customary affirmative and negative covenants, events of default and other ordinary leasing provisions.

During 2001, the Company refinanced certain existing leases with PNC. The leases have terms of two to three years with interest rates ranging from 6.609% to 6.966%. At December 31, 2003 and 2002, there was $35,000 and $323,000 outstanding under this lease agreement, respectively.

Property, plant and equipment at December 31, 2003 and 2002 include the following amounts for capitalized leases:

	2003	2002
Equipment	$18,753,000	$22,398,000
Less allowance for depreciation	(6,777,000)	(4,470,000)
	$11,976,000	$17,928,000

The consolidated statements of cash flows for the years ended December 31, 2002 and 2001 exclude capital lease noncash transactions of $8,082,000 and $8,282,000, respectively. There were no capital leases executed during 2003.

Annual Commitments

Scheduled principal payments under all debt and capital lease agreements as of December 31, 2003 are as follows:

	Long-Term Debt	Capital Leases
2004	$962,000	$5,354,000
2005	385,000	1,851,000
2006	404,000	4,000
2007	2,062,000	—
2008	238,000	—
Thereafter	131,423,000	—
Total long-term debt/minimum lease payments	135,474,000	7,209,000
Less amount representing discount and premium, net	(1,204,000)	—
Less amount representing interest	—	(285,000)
Present value of future minimum lease payments	134,270,000	6,924,000
Less current maturities	(975,000)	(5,125,000)
Long term obligations	$133,295,000	$1,799,000

8. COMMITMENTS AND CONTINGENCIES

Mountaineer Bond Requirements

Mountaineer Park is required to maintain bonds in the aggregate amount of $800,000 as of December 31, 2003, for the benefit of the Lottery Commission through June 30, 2004. The bonding requirements have been satisfied via the issuance of surety bonds (collateralized by certain bank deposits) and letters of credit.

Operating Leases

The Company leases various equipment, including some of its video lottery terminals, timing and photofinish equipment, videotape and closed circuit television equipment, and certain parimutuel equipment under operating leases. For the years ended December 31, 2003, 2002, and 2001, total rental expense under these leases was approximately $1,266,000, $1,495,000, and $1,745,000, respectively.

Future Minimum Lease Payments

Future annual minimum payments under all material operating leases as of December 31, 2003 are as follows:

Years ending December 31,
2004	$430,000
2005	420,000
2006	304,000
2007	—
2008	—
Thereafter	—

Litigation

The Company is party to various lawsuits which have arisen in the normal course of its business. The liability, if any, arising from unfavorable outcomes of lawsuits is presently unknown.

Proposed Race Track—Pennsylvania

In September 2002 (formal order entered November 19, 2002), the Company’s wholly owned subsidiary, Presque Isle Down, Inc., was granted a license by the Pennsylvania State Horse Racing Commission to conduct thoroughbred horse racing and parimutuel wagering in Erie, Pa. The Company plans to build a state-of the-art horse racing facility with dirt and turf racing that will also offer concerts, entertainment and fine food and casual dining. In December 2002, affiliates of Magna Entertainment Corp. (Magna) and Penn National Gaming Inc. (Penn National) filed appeals in the Pennsylvania Commonwealth Court challenging the grant of the license. On June 19, 2003, pursuant to a settlement agreement with the Company, Magna filed a motion to dismiss its appeal with prejudice, indicating that it was waiving the claims raised in the appeal. On June 25, 2003, the Company reached an agreement in principle (and subsequently reduced to writing) with Penn National pursuant to which Penn National agreed to withdraw its appeal in consideration for the Company’s agreement to purchase Penn National’s off track wagering facility in Erie for $7 million upon MTR’s commencement of parimutuel wagering in Erie and to offer comparable employment to Penn National’s employees at the Erie facility. On June 26, 2003, the Court issued its Opinion and Order in which it denied Penn National’s petition for review, finding that the Racing Commission had not committed an error of law in granting the license. However, notwithstanding Magna’s motion to withdraw its appeal, the Court granted Magna’s petition, holding that Magna had timely requested and should have received a formal hearing to be conducted in accordance with Pennsylvania’s Administrative Agency Law. The Court therefore vacated the Racing Commission’s November 19, 2002 Order, with regard to Magna, and remanded the case to the Racing Commission for a formal hearing.

On July 17, 2003, the Pennsylvania State Horse Racing Commission unanimously reinstated Presque Isle Downs’ license to build a thoroughbred racetrack and conduct parimutuel wagering in Erie. On August 4, 2003, Pittsburgh Palisades Park, LLC filed a challenge of the July 17 reinstatement in the Commonwealth Court of Pennsylvania. The Company and the Racing Commission moved for Summary Relief. The Commonwealth Court heard the appeal on December 10, 2003 and on March 4, 2004 upheld the award of the license to Presque Isle Downs. Pittsburgh Palisades Park, LLC has indicated that they will consider an appeal to the Pennsylvania State Supreme Court. The Company believes the Racing

Commission acted in accordance with all applicable laws and the directives of the court’s June decision. The Company plans to break ground for construction as soon as practicable after the Racing Commission’s order reinstating our license becomes final and non-appealable.

The Company has entered into agreements and options to purchase certain parcels of real property in Erie, Pennsylvania in connection with the Company’s plan to construct and operate a thoroughbred racetrack. The Company paid approximately $556,000 and $423,000 for land options in 2003 and 2002, respectively. In the event that the Company exercises the options the total aggregate purchase price would be approximately $8,500,000. On March 22, 2002, the Company entered into an agreement whereby the Company advanced $2 million to a third-party for the purpose of acquiring certain real property in Erie County, Pennsylvania as an alternative site for the proposed racetrack. The loan agreement matures on the earliest of March 31, 2005, the date on which the Company exercises its option to purchase the property for One Dollar ($1) plus the cancellation of the indebtedness, or the date on which the borrower puts the property to the Company in lieu of the debt. Interest shall accrue at a floating rate equal to the Federal short-term rate as periodically announced by the Internal Revenue Service. The loan is secured by a first lien on the property and all of the outstanding shares of the borrower. In October 2003, the Company completed the acquisition of 130 acres previously under contract for $2.6 million including previous land option payments. This acreage adjoins the previously discussed alternative site for the proposed racetrack.

In March of 2004, the Company, through an agent, executed an agreement for the purchase of a 205 acre lakefront property that is a former industrial site as an alternative site for the Presque Isle Downs racetrack. The use of this site would require Racing Commission approval (which has not yet been requested) to transfer the racing license to this site. Relocation of the proposed racetrack to this site would require that certain site specific costs relating to the previously licensed site be evaluated for transferability to the new site. It is estimated that approximately $3 million of costs currently included in construction in progress may not be transferable and would have to be evaluated for recoverability unless the Company ultimately purchases all or part of this land and pursues other sale and development considerations.

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

Proposed Racetrack—Minnesota

In February 2003, the Company entered into a letter of intent that sets forth an agreement in principle to acquire a 50% interest in North Metro Harness Initiative, LLC, which has filed an application with the Minnesota Racing Commission to construct and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota, approximately 30 miles north of downtown Minneapolis and 40 miles from the Mall of America on a 165-acre site currently under option. The proposed track would be the second of only two racetracks permitted by law in the seven-county Minneapolis metropolitan area. The Company’s due diligence investigation is underway, along with the negotiation of definitive agreements. The letter of intent grants the Company the exclusive right to deal with the seller and calls for the Company to invest $7.5 million in the event North Metro Harness obtains the necessary regulatory licenses. The transaction will also be subject to receipt of all required governmental approvals.

Officer Employment Agreement and Deferred Compensation Agreement

On September 28, 2001, the Company entered into a five-year employment agreement with its President and Chief Executive Officer (the Officer), Edson R. Arneault. The employment agreement, effective as of January 1, 2001, provides for, among other things, an annual base salary of $750,000 (subject to annual cost of living increase of 5%), semiannual cash awards, an annual performance bonus tied to EBITDA growth, and a long-term incentive bonus, subject to a cap, payable at the end of the five-year term based upon growth compared to fiscal year 2000 in a variety of objective measurements, including earnings per share, the market price of the Company’s common stock, EBITDA and gross revenue. Other factors affecting the long-term bonus are acquisitions of other racetracks and parimutuel facilities, acquisition of gaming operations that generate positive EBITDA in the Company’s first full year of operation, and successful legislative initiatives.

The agreement provides that the Officer shall be entitled, at the Company’s expense, to lease living and/or office quarters for himself and the Company in any state or jurisdiction in which the Company is currently doing business or commences substantial business operations. The expense incurred for living and/or office quarters shall be reasonable and shall be paid directly by the Company, or at the Officer’s election, reimbursed by the Company. The Company may elect to purchase such living or office quarters.

The agreement provides that if the Officer’s period of employment is terminated by reason of death or physical or mental incapacity, the Company will continue to pay the Officer or his estate the compensation otherwise payable to the Officer for a period of two years. If the Officer’s period of employment is terminated for a reason other than death or physical or mental incapacity or for cause, the Company will continue to pay the Officer the compensation that otherwise would have been due him for the remaining period of employment. If the Officer’s period of employment is terminated for cause, the Company will have no further obligation to pay the Officer, other than compensation unpaid at the date of termination.

In the event that the termination of the Officer’s period of employment occurs after there has been a change of control of the Company, as defined, and (i) the termination is not for cause or by reason of the death or physical or mental disability of the Officer or (ii) the Officer terminates his employment for good reason, as defined in the agreement, then the Officer will have the right to receive within thirty days of the termination, a sum that is three times his annual base salary.

The Company also entered into a deferred compensation agreement dated January 1999 whereby the Company has purchased a life insurance policy on the Officer’s life (face amount of $4.1 million and annual premium of $130,000). The owner of the policy is the Company. The Officer will also be entitled, after the Company recoups the aggregate premiums paid, to an annual benefit, as defined, upon retirement, death or termination out of the cash value of the insurance policy.

Other Employment Agreements and Deferred Compensation Agreements

The Company entered into various employment agreements during 2003 and 2002 with other employees. The Company also entered into an additional deferred compensation agreement dated June 1999 whereby the Company purchased life insurance on this employee’s life (aggregate face amount of $368,000 and aggregate annual premiums of $13,000). The owner of the policy is the Company. The employees will also be entitled, after the Company recoups the aggregate premiums paid, to an annual benefit, as defined, upon retirement, death or termination out of the cash value of the insurance policies.

Director Agreements

The Company’s non-employee directors receive an annual stipend of $24,000 ($12,000 for years prior to 2003), a per meeting fee of $1,500, and, for years prior to 2003, an award of options to purchase 25,000 shares of the Company’s common stock. Directors who are employees of the Company do not receive compensation for attendance at Board meetings. All board members are reimbursed for expenses they incur in attending meetings.

9. RETIREMENT PLANS

Mountaineer Park has a qualified defined contribution plan covering substantially all of its employees (the “Plan”). The Plan was ratified retroactively on March 18, 1994 by the legislature of the State of West Virginia. The Plan contributions are based on .25% of the race track and simulcast wagering handles, and approximately 0.5% of the net revenues of video lottery activities beginning March 18, 1994. Contributions to the Plan for the years 2003, 2002, and 2001 were $1,143,000, $1,065,000, and $899,000, respectively.

Scioto Downs sponsors a noncontributory defined-benefit plan covering all full-time employees meeting certain age and service requirements. On May 31, 2001, the plan was amended to freeze eligibility, the accrual of years of service and benefits. Scioto Downs’ pension expense amounted to $11,000 for 2003 (from the date of acquisition). Scioto Downs’ funding policy is to contribute annually an amount sufficient to fund the plan’s estimated past service costs over a 30-year period using a different actuarial cost method and different assumptions from those used for financial reporting.

Scioto Downs’ funded status of the plan at December 31, 2003 is as follows:

Change in projected benefit obligation:
Benefit obligation as of the beginning of the year	$0
Benefit obligation assumed in business combination	1,216,000
Service cost	$0
Interest cost	34,000
Actuarial loss	64,000
Amendments	$0
Benefits paid	(44,000)
Benefit obligation as of the end of the year	$1,270,000
Change in plan assets:
Fair value of assets at the beginning of the year	$0
Fair value of assets acquired in business combination	807,000
Actual return on plan assets	99,000
Other allocation adjustments	0
Employer contributions	550,000
Benefits paid	(44,000)
Fair value of assets at the end of the year	$1,412,000
Funded Status Excess	$142,000
Unrecognized net actuarial loss	147,000
Prepaid pension cost—Net amount recognized in the Company’s balance sheets	$289,000

The following assumptions were used to determine the benefit obligation and net periodic pension cost for the Scioto Downs’ defined benefit pension plan.

December 31, 2003
Discount rate	6.5%
Rate of increase in compensation levels	0.0%
Long-Term rate of return on assets	8.0%

The costs related to the Scioto Downs’ defined benefit pension plan were as follows:

2003
Components of Net Periodic Benefit Cost:
Service Cost	$—
Interest Cost	34,000
Expected Return on Plan Assets	(26,000)
Net Amortization of Gains/Losses	3,000
Net Pension Expense	$11,000

The expected rate of return is established at the beginning of the fiscal year based upon information available to the Company at that time, including the plan’s investment mix and the forecasted rates of return on these types of investments. In determining the expected rate of return on plan assets, Scioto Downs considered the historical rates of return earned on plan assets, an expected return percentage by asset class and the investment mix. Any differences between actual experience and assumed experience are deferred as an unrecognized actuarial gain or loss. The unrecognized actuarial gains or losses are amortized into net periodic benefit cost in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” The expected rate of return determined as of January 1, 2004 totaled 8%. This assumption will be used to derive the net periodic benefit cost for the Scioto Downs’ defined benefit plan.

The investment activities of the Scioto Downs’ pension plan are supervised and monitored by an investment committee consisting of Scioto Downs’ management. The investment strategy focuses on asset allocation, diversification and quality guidelines. The investment goals are to minimize high levels of risk within the pension fund asset allocation. The investment committee monitors actual asset allocation annually and adjustments are made, as needed, to rebalance the assets within prescribed target ranges. Scioto Downs retains one investment manager for the plan assets and utilizes comparative market and peer group benchmarks to ensure that the investment manager is performing satisfactorily.

The Company made cash contributions totaling $550,000 to the Scioto Downs’ pension plan for the period subsequent to the date of the acquisition. This contribution was required in order to reduce the unfunded benefit obligation in accordance with terms of the Company’s revolving credit facility. The Company does not expect to make a contribution to the Scioto Downs’ defined benefit pension plan in 2004.

Scioto Downs also has a 401(k) savings plan covering substantially all full-time employees. Scioto Downs expensed matching contributions of $20,000 in 2003 during the period subsequent to the date of the acquisition.

10. RELATED PARTY TRANSACTIONS

A member of the Company’s outside legal firm was an officer and director of the Company until November 2002. The Company paid legal fees to that law firm during 2002 and 2001 totaling approximately $1,308,000 and $1,222,000, respectively.

11. SHAREHOLDERS’ EQUITY

Limitations On Dividends

Under the Company’s and lender’s credit agreement, the Company is prohibited from paying any dividends without the lender’s consent. The Company currently intends to retain all earnings, if any, to finance and expand its operations.

Common Stock

During 2003 and 2002, the Company repurchased and retired 554,700 and 385,471 shares of its common stock in the open market for $3,830,000 and $3,222,000, respectively.

On May 13, 2003, pursuant to the 2002 Employee Stock Incentive Plan, the Company granted to twenty-four employees non-qualified options to purchase a total of 205,000 shares of the Company’s common stock for $8.00 per share, the market price on the date of grant as quoted on the NASDAQ Stock Market. The options vest over three years and have a term of ten years. The 2003 Plan is a broadly based plan as defined by NASDAQ Marketplace Rules (i.e., one in which officers and directors of the Company receive fewer than half of the total number of options granted). Also on May 13, 2003, pursuant to the various employment agreements, the Company granted non-qualified options to purchase a total of 125,000 shares of the Company’s common stock for $8.00 per share. These options vest immediately and have terms of five years (with respect to 100,000) and ten years (for the remaining 25,000). On October 13, 2003 the Company granted 25,000 nonqualified options to an employee in connection with an employment agreement.

Stock options granted under the Company’s 2002 Stock Incentive Plan and predecessor plans (Incentive Plans) have been and may be granted at not less than market prices on the dates of grant. Options granted under the Incentive Plans have a maximum term of ten years. Stock options granted under the 2002 Incentive Plan vest over 3 years while prior incentive plans vest immediately. As of December 31, 2003, approximately 2,000,000 shares of common stock were reserved for future awards under the Incentive Plans.

During 2001, in connection with the exercise of nonqualified stock options, certain officers and directors, delivered to the Company promissory notes aggregating $2,934,000. The promissory notes were full recourse obligations, base interest at 6 to 9% or 1% above the prime rate on the date of the note (6-8%), and are due and payable approximately at the end of a two- to three-year term. The notes were secured by shares of common stock underlying the options. The notes were paid in full in cash during 2002.

The consolidated statements of cash flows for the years ended December 31, 2001 exclude stockholder receivables for the issuance of common stock noncash transactions of $2,934,000. No shareholder receivables were issued for common stock issuances in 2003 and 2002.

During each of the years in the three-year period ended December 31, 2003, stock option and warrant activity is as follows:

	Number of Shares	Exercise Price Range Per Share		Weighted Average Exercise Price
Balance, December 31, 2000	8,310,607	$0.01 - 6.25	(1)	$1.82
Granted	615,000	7.30 - 13.60		7.70
Canceled	(110,000)	1.34 - 2.50		2.17
Exercised	(4,795,607)	.80 - 7.30		1.60
Expired	—	—		—
Balance, December 31, 2001	4,020,000	$0.01 - 13.60	(1)	$2.96
Granted	25,000	15.00		15.00
Canceled	(80,000)	4.875 - 6.25		5.73
Exercised	(804,500)	1.34 - 7.30		3.09
Expired	—	—		—
Balance, December 31, 2002	3,160,500	$0.01 - 15.00	(1)	$2.95
Granted	355,000	8.00 - 9.85		8.13
Canceled	(50,000)	6.25 - 13.60		9.93
Exercised	(1,639,000)	0.01 - 8.00		2.45
Expired	—	—		—
Balance, December 31, 2003	1,826,500	$2.00 - 15.00		$4.21

(1)          Includes options to purchase 20,000 shares of common stock at $0.01 per share.

The weighted average fair value of options granted during 2003, 2002, and 2001 was $5.44, $6.89, and $4.17, respectively.

The following summarizes information about the Company’s stock options and warrants outstanding at December 31, 2003:

Range of Exercise Prices	Number Outstanding December 31, 2003	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable at December 31, 2003	Weighted Average Fair Value
$2.00 to 2.50	1,209,500	2.89	2.23	1,209,500	1.30
6.00 to 6.25	50,000	1.83	6.25	50,000	2.34
7.00 to 7.30	212,000	7.33	7.30	212,000	3.69
8.00 to 8.50	280,000	9.33	8.00	75,000	5.50
9.00 to 9.85	25,000	9.83	9.85	25,000	4.64
10.00 to 10.85	25,000	2.42	10.85	25,000	4.61
15.00 to 16.00	25,000	8.92	15.00	25,000	6.89
	1,826,500			1,621,500

Pro Forma Stock Option Information

Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS No. 123, rather than the method pursuant to APB Opinion No. 25. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2003, 2002 and 2001: risk-free rates of between 3.24% and 6.57%; dividend yield of 0%; expected life of the options of between 9 and 120 months; and volatility factors of the expected market price of the Company’s common stock of between 50% and 68%.

12. INCOME TAXES

The following summarizes the provision for income taxes for the years ended December 31:

	2003	2002	2001
Current
Federal	$4,493,000	$6,098,000	$8,333,000
Deferred
Federal	4,340,000	3,608,000	(120,000)
Provision for income taxes	$8,833,000	$9,706,000	$8,213,000

A reconciliation of the expected statutory federal income tax provision to the provision for income taxes for the years ended December 31:

	2003	2002	2001
Provision for income taxes at a federal statutory rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
Permanent items not deductible for income tax purposes	1.3%	0.8%	.7%
Other	0.5%	(0.7)%	(1.4)%
Provision for income taxes	36.8%	35.1%	34.3%

At December 31, 2003 and 2002, significant components of the Company’s net deferred taxes are as follows:

	2003	2002
Deferred tax assets:
Accrued liabilities	$1,919,000	$1,109,000
Asset impairment charge	—	1,893,000
Net operating loss carryforward	1,458,000	—
Reserves and allowances	55,000	34,000
Deferred tax assets	$3,432,000	$3,036,000
Deferred tax liabilities:
Tax basis of goodwill in excess of book	$(673,000)	$(673,000)
Basis difference in property and equipment	(3,064,000)	—
Tax depreciation in excess of book	(10,479,000)	(7,304,000)
Deferred tax liabilities	$(14,216,000)	$(7,977,000)

At December 31, 2003, the Company has, for federal income tax purposes, approximately $59,000 in alternative minimum tax credit carryforwards and approximately $4,166,000 in net operating loss carryforwards. The net operating loss carryforwards expire over the years 2010 through 2022. The use of the net operating loss carryforwards will be limited by Section 382 of the Internal Revenue Code. The alternative minimum tax credit can be carried forward indefinitely.

13. GAMING OPERATIONS

West Virginia

The Company derives revenue from the operation of video lottery games in the form of net win on the gross terminal income, or the total cash deposited into a video lottery terminal (VLT) less the value of credits cleared for winning redemption tickets. Pursuant to the Lottery Act (prior to the April 2002 amendment, discussed below), the Company’s share of net win was fixed at 47% of the net win after deducting an administration fee of up to 4% of gross terminal revenues first paid to the State of West Virginia.

In April of 2001, West Virginia amended its video lottery statute to establish among other things a new distribution scheme for the portion of each racetrack’s net win in excess of that racetrack’s net win for the twelve months ending June 30, 2001 (referred to in the amendment as “Excess Net Terminal Income”). After deducting the administrative fee, the Excess Net Terminal Income will be subject to a 10% surcharge. However, the amendment creates a capital reinvestment fund to which the State will contribute 42% of the surcharge. Generally, for each dollar a racetrack expends on eligible capital improvements for the racetrack and adjacent property, the track will receive a dollar from the capital reinvestment fund. Depending upon the amount of a project, any amount expended in excess of the balance in the capital reinvestment fund may be carried forward three subsequent years. The Company recognizes amounts due from the capital reinvestment fund as qualifying capital expenditures are identified. After deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the Company will receive 42% (as opposed to 47%) of the remaining net win. For Mountaineer Park, the threshold for Excess Net Terminal Income is fixed at approximately $162 million. During 2003 and 2002, the Company recorded revenue at the 47% threshold, except for the period from late March through June 2003 and April through June 2002, respectively, during which the Company exceeded the Excess Net Terminal Income (based upon the State’s June 30 fiscal year end). The Company’s qualifying capital expenditures during the 2003 and 2002 periods exceeded amounts contributed to the capital reinvestment fund and at June 30, 2003 such qualifying capital expenditures exceeded contributions by approximately $36.5 million. Accordingly, the Company recognized a receivable of $2,793,000 and $1,580,000 representing its share of the capital reinvestment fund for the 2003 and 2002 period respectively, after which the Company exceeded the threshold. The Company received these funds prior to December 31, 2003 and 2002. The surcharge and the reduction in the net win retention percentage, after consideration of the amounts due from the capital reinvestment fund discussed previously had the affect of increasing statutory payments for the period after which the Company exceeded the threshold by approximately $3.3 million and $1.9 million for 2003 and 2002, respectively.

The Company is subject to annual licensing requirements established by the Lottery Commission; its license has been renewed through June 30, 2004.

A summary of video lottery gross wagers, less winning patron payouts at Mountaineer Park, for the years ended December 31 is as follows:

	2003	2002	2001
Total gross wagers	$2,804,920,000	$2,657,603,000	$1,677,028,000
Less winning patron payouts	(2,560,670,000)	(2,433,105,000)	(1,492,506,000)
Video lottery revenues	$244,250,000	$224,498,000	$184,522,000

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

Amounts contributed to these funds for the years ended December 31, exclusive of the administrative fee and the Company’s share of the capital reinvestment fund, were as follows:

	2003	2002	2001
HBPA purses	$31,837,000	$30,994,000	$27,860,000
Company pension plan	1,143,000	1,065,000	899,000
West Virginia general fund	81,801,000	71,405,000	53,922,000
West Virginia Racing Commission	2,286,000	2,131,000	1,797,000
Hancock County general fund	4,571,000	4,261,000	3,595,000
West Virginia tourism promotion fund	6,857,000	6,392,000	5,392,000
Miscellaneous state projects	2,286,000	2,131,000	1,797,000
	$130,781,000	$118,379,000	$95,262,000

Nevada

During the years ended December 31, 2003, 2002 and 2001, the Company recorded approximately $6,970,000, $7,183,000 and $7,379,000, respectively, in gaming revenue from its Nevada properties. In July 2001, the Company closed the casino at the Reno property. Gaming revenues for the Reno property aggregated approximately $1,325,000 for 2001 (up to the date of closing). As discussed in Note 2, in 2003, the Company completed the sale of the Reno Property.

14. RACING OPERATIONS

West Virginia

The Company conducts thoroughbred horse racing at Mountaineer Park. Under West Virginia Horse Racing Law, the Company’s commission revenue is a designated portion of the parimutuel wagering handle (amounts wagered).

The Company is subject to annual licensing requirements established by the Racing Commission. The Company’s license was renewed and will remain effective through December 31, 2004.

Mountaineer Park executed an agreement with the HBPA, the exclusive authorized bargaining representative for all thoroughbred horse owners who participate in live races at Mountaineer Park, whereby Mountaineer Park contributes all purse funds earned by such horse owners, as well as compensation to the HBPA for purses, from 50% of the proceeds of its live and simulcast racing after certain costs are deducted and 15.5% of video lottery operations. The terms of the contract indicate that Mountaineer Park is required to conduct a minimum of 210 live racing events annually but will make it best efforts to conduct racing for 232 days (228 in 2004) and provide for a minimum daily purse payment of $125,000. The contract expires on December 31, 2006.

The Company’s revenue from racing operations is derived mainly from commissions earned on parimutuel wagering on live races held at Mountaineer Park and on races conducted at other “host” racetracks and broadcast live (i.e., import simulcast) at Mountaineer Park. In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with preset odds. The dollars wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a “take-out” or gross commission, from which the racetrack pays state and county taxes and racing purses. The Company’s parimutuel commission rates are fixed as a percentage of the total handle or amounts wagered. With respect to Mountaineer Park’s live racing operations, such percentage is fixed by West Virginia law at three levels, 17.25%, 19% and 25%, depending on the complexity of the wager. The lower rate applies to wagering pools involving only win, place and show wagers, while the higher rates apply to pools involving wagers on specified multiple events, such as trifecta, quinella and perfecta wagers. With respect to simulcast racing operations, the Company applies commission rates imposed by the jurisdictions of the host racetracks, as it is mandated by the Racing Commission. Such rates vary with each jurisdiction and may be more or less favorable than the live racing commission rates. Out of its gross commissions, the Company is required to distribute fixed percentages to its fund for the payment of regular purses (the “regular purse fund”), the State of West Virginia and Hancock County and, with respect to commissions derived from simulcast operations, Mountaineer Park’s employee pension plan. After deducting state and county taxes and, with respect to simulcast commission, simulcast fees and expenses and employee pension plan contributions, approximately one-half of the remainder of the commissions are payable to the regular purse fund.

Mountaineer Park also receives the “breakage,” which is the odd cents by which the amounts payable on each dollar wagered in a parimutuel pool exceeds a multiple of ten cents. Breakage from simulcast wagers is generally allocated proportionately between the host racetrack and Mountaineer Park on the basis of the amounts wagered at their respective facilities.

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

A summary of the Mountaineer Park parimutuel handle and deductions, including satellite off-track wagering, for the years ended December 31 are as follows:

	2003	2002	2001
Total parimutuel handle	$371,608,000	$297,054,000	$227,785,000
Less patron’s winning tickets and breakage	(353,030,000)	(280,801,000)	(213,489,000)
	18,578,000	16,253,000	14,296,000
Less:
Parimutuel tax paid to:
West Virginia and Hancock County	(480,000)	(495,000)	(499,000)
Purses and Horsemen’s Association	(8,238,000)	(7,101,000)	(6,179,000)
	$9,860,000	$8,657,000	$7,618,000

Ohio

The Company as of July 31, 2003 acquired Scioto Downs in Columbus, Ohio; a harness racing track that operates year round as a simulcast facility and which offers live racing beginning the first Thursday in May to the middle of September. In 2003 live racing began on May 8 and ended on September 13, equating to 95 live race days. Scioto Downs received Racing Commission approval to reduce its live race days by 20 days from the 2003 racing season. By racing code law, Scioto Downs must race a minimum of 110 days, unless granted an exception by the State Racing Commission.

Scioto Downs conducts harness racing at its facility under a racing license issued by the Ohio State Racing Commission; revenue is derived from commissions earned on parimutuel wagering. The Company is subject to an annual review of its license. The current license is in effect until December 31, 2004.

Scioto Downs has a contract with the Ohio Harness Horsemen’s Association (OHHA), which acts as an agent for the owners, trainers and grooms, providing certain benefits to these individuals. Scioto Downs’

management meets with the OHHA throughout the season reviewing purses offered and various promotional activities. On a quarterly basis, the OHHA approves a quarter of a percent reimbursement to Scioto Downs based upon the handle for approved promotional activities to which both parties have agreed.

Scioto Downs’ revenue from racing operations is derived from commissions earned on parimutuel wagering on live races and races conducted at other “host” racetracks and broadcast live (i.e., import simulcast) at Scioto Downs. In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with preset odds. The dollars wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The harness track acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a commission, from which the track pays state, and local taxes, purses and track expenses. The Ohio State Racing Commission fixes Scioto Downs parimutuel commission rates. The commission rates are fixed as a percentage of the total handle or amount wagered at the track. Commission rates vary for the straight wagering versus the exotic wagering.

With respect to simulcast race operations, Scioto Downs applies the commission rates imposed by the jurisdictions of the host racetracks, as is mandated by the various state racing commissions. Rates vary with each state and may be more or less favorable than live racing commission rates.

Out of commissions earned during live race days, Scioto Downs is required by law to set aside a percentage of commissions for purse payments. When not racing live, a percent of simulcasting commissions is set aside and paid to The Ohio State Racing Commission purse fund. During live racing if a track does not generate sufficient revenue to cover purses it may draw money from the state purse fund. Throughout the year each track receives a state check to be used as a subsidy for days when the handle does not generate the revenue to cover purses. It is the responsibility of the track to ensure that it adjusts its purse structure based upon its commissions and state purse check to meet its purse requirements.

The state funds allocated to each track are restricted funds and cannot be used for any other purpose than purse payments or the quarter of a percent reimbursement to a track for promotional activities agreed to by the track and horsemen’s association.

Scioto Downs receives the “breakage,” which is the odd cents by which the amount payable on each dollar wagered in a parimutuel pool exceeds a multiple of ten cents. By law, a portion of this is allocated to the state purse fund and the horsemen.

During live racing Scioto Downs exports its live race signal to other tracks and earns a commission which is shared with the horsemen. The export revenue is shared as follows: the first one percent is the tracks and the remaining percent is split equally between the horseman and the track. The average percentage earned on signal export is 3% of the handle bet at the importing track on a Scioto Downs race.

Scioto Downs’ parimutuel handle from the date of acquisition through the end of 2003 was $18.7 million. After patron winning tickets of $14.6 million, parimutuel taxes and purse fund payments and including export signal revenue, Scioto Downs generated parimutuel commissions of $1,481,000.

14. QUARTERLY DATA (UNAUDITED)

	Quarter Ended
	March 31	June 30	September 30	December 31
2003:
Revenues	$63,602,000	$75,507,000	$84,063,000	$70,434,000
Less promotional allowances	(1,155,000)	(1,190,000)	(1,415,000)	(1,239,000)
Net revenues	62,447,000	74,317,000	82,648,000	69,195,000
Gross profit	21,868,000	24,390,000	30,647,000	24,927,000
Net income	$3,326,000	$3,536,000	$5,989,000	$2,289,000
Basic net income per common share	$0.12	$0.13	$0.22	$0.08
Diluted net income per common share	$0.12	$0.12	$0.21	$0.08
Weighted average shares outstanding—basic	27,703,291	27,919,903	27,798,876	27,828,024
Weighted average shares outstanding—diluted	28,482,304	28,436,680	28,364,874	28,551,259

	Quarter Ended
	March 31	June 30	September 30	December 31
2002:
Revenues	$59,403,000	$67,128,000	$77,194,000	$62,571,000
Less promotional allowances	(1,333,000)	(1,414,000)	(1,586,000)	(1,083,000)
Net revenues	58,070,000	65,714,000	75,608,000	61,488,000
Gross profit	21,635,000	22,086,000	27,951,000	16,078,000
Net income	$5,058,000	$3,891,000	$6,224,000	$2,745,000
Basic net income per common share	$0.19	$0.14	$0.23	$0.10
Diluted net income per common share	$0.17	$0.13	$0.22	$0.10
Weighted average shares outstanding—basic	26,947,894	27,059,881	27,102,859	27,060,268
Weighted average shares outstanding—diluted	29,006,615	29,091,562	28,801,910	28,782,557

Common Stock Prices

	Per Quarter
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2003:
High	$8.05	8.91	8.99	11.20
Low	5.26	6.51	7.75	9.63
2002:
High	$17.00	$17.48	$16.31	$10.29
Low	12.40	14.65	7.84	7.22