Form 10-Q
period 2004-03-31
MTR GAMING GROUP INC
filed 2004-05-10
CIK 834162

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO.: 000-20508

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

COMMON STOCK, $.00001 PAR VALUE
Class
28,538,760
Outstanding at May 6, 2004

MTR GAMING GROUP, INC.
INDEX FOR FORM 10-Q

PART 1
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.
CONDENSED AND CONSOLIDATED BALANCE SHEET

	MARCH 31 2004	DECEMBER 31 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,483,000	$26,796,000
Restricted cash	1,391,000	820,000
Accounts receivable, net of allowance for doubtful accounts of $152,000 in 2004 and 2003	4,654,000	6,957,000
Accounts receivable-Lottery Commission	2,217,000	859,000
Inventories	2,685,000	2,664,000
Deferred financing costs	1,412,000	1,412,000
Prepaid taxes	3,071,000	3,071,000
Deferred income taxes	1,176,000	1,176,000
Other current assets	3,081,000	2,745,000
Total current assets	41,170,000	46,500,000
Property:
Land	19,155,000	13,286,000
Building	162,044,000	148,050,000
Equipment and automobiles	74,066,000	67,579,000
Furniture and fixtures	15,405,000	15,221,000
Construction in progress	8,718,000	11,045,000
	279,388,000	255,181,000
Less accumulated depreciation	(59,547,000)	(55,375,000)
	219,841,000	199,806,000
Other assets:
Goodwill	1,492,000	1,492,000
Other intangibles	15,594,000	13,789,000
Note receivable	2,210,000	2,215,000
Deferred income taxes	2,256,000	2,256,000
Deferred financing costs, net of current portion	5,898,000	6,052,000
Deposits and other	9,048,000	8,431,000
	36,498,000	34,235,000
Total assets	$297,509,000	$280,541,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,357,000	$4,591,000
Accrued payroll and payroll taxes	5,009,000	2,340,000
Accrued tax liability	1,774,000	—
Accrued interest	6,482,000	3,296,000
Accrued liabilities	7,356,000	6,136,000
Current portion of capital leases	4,452,000	5,125,000
Current portion of long-term and other debt	356,000	975,000
Total current liabilities	28,786,000	22,463,000
Long-term and other debt, less current portion	140,275,000	133,295,000
Capital lease obligations, net of current portion	1,043,000	1,799,000
Long-term deferred compensation	3,507,000	3,127,000
Deferred income tax	14,216,000	14,216,000
Total liabilities	187,827,000	174,900,000
Shareholders’ equity:
Common stock	—	—
Paid in capital	59,756,000	58,469,000
Retained earnings	49,926,000	47,172,000
Total shareholders’ equity	109,682,000	105,641,000
Total liabilities and shareholders’ equity	$297,509,000	$280,541,000

MTR GAMING GROUP, INC.
CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED MARCH 31
	2004	2003
Revenues:
Gaming	$66,460,000	$56,340,000
Parimutuel commissions	2,208,000	1,746,000
Food, beverage and lodging	5,412,000	4,582,000
Other	1,615,000	934,000
Total revenues	75,695,000	63,602,000
Less promotional allowances	(1,106,000)	(1,155,000)
Net revenues	74,589,000	62,447,000
Costs of Revenues:
Cost of gaming	40,281,000	33,921,000
Cost of parimutuel commissions	1,971,000	1,587,000
Cost of food, beverage and lodging	4,300,000	3,718,000
Cost of other revenue	2,022,000	1,353,000
Total cost of revenues	48,574,000	40,579,000
Gross Profit	26,015,000	21,868,000
Selling, General And Administrative Expenses:
Marketing and promotions	2,189,000	1,604,000
General and administrative	10,722,000	9,390,000
Depreciation and amortization	4,943,000	4,188,000
Total selling, general and administrative expenses	17,854,000	15,182,000
Operating income	8,161,000	6,686,000
Loss on disposal of Reno property	—	(18,000)
Interest income	61,000	29,000
Interest expense	(3,429,000)	(1,471,000)
Income before provision for income taxes	4,793,000	5,226,000
Provision for income taxes	(1,774,000)	(1,900,000)
Net Income	$3,019,000	$3,326,000
NET INCOME PER SHARE—BASIC	$0.11	$0.12
NET INCOME PER SHARE—ASSUMING DILUTION	$0.11	$0.12
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	28,176,534	27,703,291
Diluted	28,691,097	28,482,304

MTR GAMING GROUP, INC.
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	THREE MONTHS ENDED MARCH 31
	2004	2003
Cash flows from operating activities:
Net income	$3,019,000	$3,326,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,943,000	4,188,000
Deferred compensation	380,000	256,000
Loss on disposal	—	18,000
Changes in operating assets and liabilities:
Accounts receivable net of allowance	950,000	620,000
Prepaid taxes	—	1,360,000
Other current assets	(358,000)	(756,000)
Accounts payable and accrued liabilities	7,615,000	(83,000)
Net cash provided by operating activities	16,549,000	8,929,000
Cash flows from investing activities:
Restricted cash	(571,000)	62,000
Deposits and other	(630,000)	(1,431,000)
Proceeds from sale of property, plant, equipment	—	753,000
Acquisition of Binion’s Horseshoe Hotel and Casino	(22,105,000)	—
Capital expenditures	(4,255,000)	(2,621,000)
Net cash used in investing activities	(27,561,000)	(3,237,000)
Cash flows from financing activities:
Stock repurchase program	—	(1,152,000)
Exercise of stock options	1,022,000	2,383,000
Financing cost paid	(200,000)	(4,841,000)
Proceeds of senior note offering	—	128,448,000
Proceeds from the issuance of long-term debt	7,000,000	—
Principal payment on long term debt and capital leases	(2,123,000)	(95,250,000)
Cash provided by financing activities	5,699,000	29,588,000
NET INCREASE (DECREASE) IN CASH	(5,313,000)	35,280,000
Cash, Beginning of Period	26,796,000	14,398,000
Cash, End of Period	$21,483,000	$49,678,000
Supplemental disclosure of cash flow information:
Cash paid during the quarter for:
Interest	$243,000	$1,469,000
Income taxes	$—	$—

MTR GAMING GROUP, INC.
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The condensed and consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2—GAMING OPERATIONS

On April 21, 2001, the West Virginia Legislature passed HB 102, which was signed into law and became effective as of April 21, 2001. The law, which among other things, established a new distribution scheme for the portion of each racetrack’s net win in excess of that racetrack’s net win for the twelve months ending June 30, 2001. After deducting the State Lottery Commission 4% administrative fee, this “Excess Net Terminal Income”—as it is referred to in the law—will be subject to a 10% surcharge. However, the bill created a capital reinvestment fund to which the State will contribute 42% of the surcharge. Generally, for each dollar the property expends on capital improvements the track will receive a dollar from the capital reinvestment fund. Further, after deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the racetracks will receive 42% (as opposed to 47%) of the remaining net win. The Company exceeded the Excess Net Terminal Income threshold during the latter part of February 2004 as compared to the latter part of March 2003 and as a result incurred additional statutory payments (net) of approximately $1 million during the three months ended March 31, 2004 in excess of amounts in the corresponding period of 2003 and will continue to exceed the threshold and incur additional statutory payments during the second quarter of 2004.

On March 25, 2003 the West Virginia Lottery Commission approved the addition of 500 slot machines at Mountaineer Park. Approximately 200 of the additional machines were installed during 2003 and it is anticipated the remaining 300 authorized machines will be installed as patron demand dictates.

NOTE 3—RACETRACK OPERATIONS

On January 10, 2004 Mountaineer Park executed an agreement with the Horsemen’s Benevolent and Protective Association, Inc. (HBPA), the exclusive authorized bargaining representative for all thoroughbred horse owners who participate in live races at Mountaineer Park, whereby Mountaineer Park contributes all purse funds earned by such horse owners, as well as compensation to the HBPA for purses, from 50% of the proceeds of its live and simulcast racing after certain costs are deducted and 15.5% of net win from video lottery operations. The contract requires Mountaineer Park to conduct a minimum of 210 live racing events annually (the minimum number required by statute) but will make its best efforts to

MTR GAMING GROUP, INC.
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—RACETRACK OPERATIONS (Continued)

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

On July 17, 2003, the Pennsylvania State Horse Racing Commission unanimously reinstated Presque Isle Downs’ license to build a thoroughbred racetrack and conduct parimutuel wagering in Erie. On August 4, 2003, Pittsburgh Palisades Park, LLC filed a challenge of the July 17 reinstatement in the Commonwealth Court of Pennsylvania. The Company and the Racing Commission moved for Summary Relief. The Commonwealth Court heard the appeal on December 10, 2003 and on March 4, 2004 upheld the award of the license to Presque Isle Downs. In April of 2004, Pittsburgh Palisades sought review by the Pennsylvania  Supreme Court. The Company believes that the Supreme Court should decline to hear the appeal because the Commonwealth Court’s decision was based on well-settled law concerning an administrative agency’s discretion to deny a non-party’s request to intervene and thus does not present any novel or important legal issue. The Company intends to move forward with our plans once the matter is resolved.

The currently licensed site for Presque Isle Downs is a 263.6 acre site on Route 97 which the Company has under option for approximately $8.5 million (the “Licensed Site”). In April 2004, the Company exercised certain of its options and purchased parcels of land relating to the Route 97 site including the largest parcel aggregating approximately 110 acres for $2.1 million. The Company has also identified two alternative sites that were not available when the Company applied for our license. The Company has purchased for $4.5 million a 212.6 acre site known as the Green Shingle, which is improved with 30 acres of paved parking lots and several buildings. In March of 2004, through an agent, the Company executed a purchase agreement, subject to the Company’s due diligence investigation, for a third site, known as the International Paper Site, comprised of approximately 205 acres on Lake Erie. The purchase price would be

MTR GAMING GROUP, INC.
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—RACETRACK OPERATIONS (Continued)

$2 million. Any change in the location for the Presque Isle Downs project would require regulatory approval, which the Company has not yet sought. Relocation of the proposed racetrack to this site would require that certain site specific costs relating to the previously licensed site be evaluated for transferability to the new site. It is estimated that approximately $3 million of costs currently included in construction in progress may not be transferable and would have to be evaluated for recoverability unless the Company ultimately purchases all or part of this land and pursues other sale and development considerations. In the event the Company obtains approval to relocate the project to a different site, it would then evaluate the sale or other development of the other sites.

NOTE 4—ACQUISITIONS

Acquisition of Scioto Downs

On July 31, 2003 the Company consummated its acquisition of Scioto Downs, Inc. (Scioto Downs), which owns and operates a harness horse racing facility with parimutuel wagering in Columbus, Ohio. Scioto Downs operates year round as a simulcast facility and offers live racing beginning the first Thursday in May to the middle of September. The acquisition was made as part of the Company’s strategy to diversify and leverage the Company’s expertise by building or acquiring other middle-market gaming and/or parimutuel businesses. The Company agreed to pay $32.00 per share, in cash, for the 595,767 outstanding shares of Scioto Downs’ common stock. Holders of 10,707 shares of Scioto Downs stock elected to receive, instead of the $32.00 per share amount,  $17.00 per share plus ten annual contingent earnout payments (commencing the first calendar year in which Scioto Downs is permitted to conduct new forms of gaming) based upon 10% of the growth of Scioto Downs’ EBITDA compared to the average of Scioto Downs’ EBITDA for the three years ended October 31, 2002. Total consideration approximated $19.7 million (including approximately $839,000 of transaction costs). The purchase price was funded with cash on hand derived substantially from the Company’s March 2003 issuance of senior unsecured notes. At the date of the acquisition the Company also had advances to Scioto Downs of $2.1 million.

The acquisition has been accounted for under the purchase method and Scioto Downs’ results have been included in the Company’s consolidated results from the date of acquisition. The purchase price has been allocated to the assets acquired (principally property, equipment and intangible assets) and liabilities assumed based upon appraisals of estimated fair values.

The intangible assets consist principally of the fair value assigned to the racing licenses held by Scioto Downs based upon an independent third party valuation. The value assigned to the licenses considers that the racing licenses permit Scioto Downs to conduct live racing and simulcasting operations as established by the Ohio State Racing Commission and in addition, under proposed legislation in Ohio, would permit Scioto Downs to operate electronic gaming devices. The licenses shall be renewed each year unless the Racing Commission rejects the application for good cause. Accordingly, the racing licenses are considered to have an indefinite life and will not be amortized.

MTR GAMING GROUP, INC.
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—ACQUISITIONS (Continued)

The unaudited proforma combined historical results, assuming Scioto Downs had been acquired at the beginning of 2003 are estimated to be as follows:

Three months Ended March 31,
2003
Total Revenues	$63,930,000
Net Income	$2,784,000
Net Income per share—Basic	$0.10
Net Income per share—Diluted	$0.10

The proforma results include the additional depreciation of the property and interest expense on the debt incurred to finance the purchase. The unaudited proforma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would actually have resulted had the Scioto Downs acquisition occurred as of January 1, 2003.

Acquisition of Binion’s Horseshoe Hotel and Casino

On March 11, 2004, the Company completed the acquisition of Binion’s Horseshoe Hotel and Casino in downtown Las Vegas and entered into a Joint Operating License Agreement with an affiliate of Harrah’s Entertainment, Inc. (Harrah’s). The Company’s newly formed, wholly owned subsidiary, Speakeasy Gaming of Fremont, Inc., obtained title to the property and equipment for $20 million (exclusive of transaction costs), free and clear of all debts, subject to increase by $5 million if, at the termination of the Joint Operating Agreement, Harrah’s has achieved certain operational milestones. Separately, the Company purchased for $1.8 million a parcel of land previously subject to a ground lease. The Company also assumed or entered into ground leases for certain portions of the acreage upon which the property is situated. The leases have terms ranging from 28 to 71 years and aggregate current annual rentals of approximately $6.2 million. The rentals are subject to certain periodic increases. The purchase price was funded with cash on hand and borrowings of $1.8 million under the Company’s revolving credit facility. Harrah’s serves as the primary day-to-day operator of the property on an interim basis, subject to certain oversight and review by a joint committee of the two companies. The joint operating agreement has an initial term of one year that can be extended by Harrah’s for up to an additional two years. During the term of the joint operating agreement the Company will receive certain guaranteed payments, net of all of the property’s operating expenses including the ground leases. The Company will receive (i)$2.4 million for the initial one-year term; (ii) if Harrah’s extends for the second year, the greater of $4.8 million or 50% of earnings before interest, taxes, depreciation and amortization (EBITDA); (iii) if Harrah’s extends for another six months, the greater of $2.7 million or 50% of EBITDA; and (iv) if Harrah’s extends for another six month period, the greater of $2.7 million or 50% of EBITDA. Harrah’s will retain the rights to certain intellectual property, including the names “Horseshoe” and “World Series of Poker” and the Company will retain the right to use the name Binion’s in Clark County, Nevada. Upon termination of the joint operating agreement, the Company will take over the operation of the property. The Company and Harrah’s have received the necessary approvals of the Nevada gaming regulators and the City of Las Vegas. The property, which had been closed since January 9, 2004 when gaming and federal regulators forced the shutdown of the hotel and casino, reopened on April 1, 2004.

MTR GAMING GROUP, INC.
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—ACQUISITIONS (Continued)

The acquisition has been accounted for under the purchase method and the Binion’s results consisting of rentals received under the joint operating agreement and depreciation expense have been included in the Company’s consolidated results from the date of acquisition. The purchase price has been allocated to the assets acquired consisting of land, building, equipment, intangible and other assets based upon a preliminary determination by management, subject to adjustment pending finalization of independent asset valuations and should new or additional facts about the business become known. The Company has not included proforma information utilizing historical financial data because the Company did not believe such information would be indicative of future operations, particularly in light of the fact that the Company will not be operating the Binion’s property for up to three years.

NOTE 5—EQUITY TRANSACTIONS

During the three months ended March 31, 2004, holders of previously issued options to purchase the Company’s common stock exercised options to purchase a total of 661,000 shares of the Company’s common stock at a price of $2.00 per share by delivery of cash proceeds of $3,115,000 and 30,675 shares of common stock (in connection with the exercise price and applicable withholding taxes). During the three months ended March 31, 2003, holders of previously issued options to purchase the Company’s common stock exercised options to purchase a total of 1,523,200 shares of the Company’s common stock at prices ranging from $2.00 to $2.50 per share by delivery of cash proceeds of $2,382,614 and 408,773 shares of common stock (in connection with the exercise price and applicable withholding taxes).

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

	Three Months Ended March 31,
	2004	2003
Net Income, as reported	$3,019,000	$3,326,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(66,000)	(19,000)
Pro Forma net income	$2,953,000	$3,307,000
Earnings per share:
Basic, as reported	$0.11	$0.12
Basic, pro forma	$0.10	$0.12
Diluted, as reported	$0.11	$0.12
Diluted, pro forma	$0.10	$0.12

MTR GAMING GROUP, INC.
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—SALE OF RENO PROPERTY

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

NOTE 7—INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 (Statement 109), Accounting for Income Taxes. Under Statement 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income taxes reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance, when determined to be necessary, is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. There is no valuation allowance at March 31, 2004 and 2003. The Company and its subsidiaries file a consolidated federal income tax return.

NOTE 8—L0NG-TERM DEBT AND CAPITAL LEASES

On March 25, 2003 the Company consummated the private sale of $130 million of 9.75% senior unsecured notes. The net proceeds after discounts, fees and expenses of the offering were approximately $123.9 million, of which $93.4 million was used to repay all amounts outstanding and due under the Second Amended and Restated Credit Agreement. The remaining proceeds were available for general corporate purposes and were principally utilized to fund the acquisitions of Scioto Downs, Inc. and Binion’s Horseshoe Hotel and Casino.

On March 28, 2003, the Company entered into the Third Amended and Restated Revolving Credit Agreement in the amount of $50 million with Wells Fargo Bank. Under the Third Amended and Restated Credit Agreement, up to $10.0 million will be available for use in connection with letters of credit, and up to $10.0 million in short term funds will be available for use under a “swing line” facility on same-day notice to the lenders. In general, borrowings under the Third Amended and Restated Credit Agreement will bear interest based, at the Company’s option, on either the agent bank’s base rate or LIBOR, in each case plus a margin. The applicable margin will be based un the leverage ratio at the time and will range from 75 to 275 basis points for base rate loans and 200 to 400 basis points for LIBOR loans. During the three months ended March 31, 2004 the Company borrowed $7.0 million under the Third Amended and Restated Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

This document includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Sources of Capital” regarding the Company’s strategies, plans, objectives, expectations, and future operating results are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, will, likely continue and similar terms and phrases, and include all discussions of our plans for the design, development, construction and operation of proposed racetracks and our plans for acquisition of properties and operations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to a number of risks and uncertainties that could cause the statements made to be incorrect and/or for actual results to differ materially. Those risks and uncertainties include but are not limited to weather conditions or road conditions limiting access to the Company’s properties and the cyclical and seasonal nature of the Company’s business, adverse changes in West Virginia video lottery laws or the rates of taxation of video lottery operations, legalization of new forms of gaming in the Company’s target markets, which would lead to increased competition, other significant competition, general economic conditions affecting the resort business, dependence upon key personnel and the ability to attract new personnel, changes in the number of diluted shares, leverage and debt service, expiration, loss or non-renewal of gaming licenses, costs associated with maintenance and expansion of Mountaineer Park’s infrastructure to meet the demands attending increased patronage, costs and risks attending construction, expansion of operations, continued dependence on Mountaineer for the vast majority of our revenues, disruption in developing and integrating our Pennsylvania and Ohio operations and other facilities the Company may expand and/or acquire (including Binion’s Horseshoe Hotel and Casino in Las Vegas, Nevada), extensive regulation by gaming and racing authorities,  regulatory approval of our building plans for Presque Isle Downs and closing on the real property currently under option for the project, or in the alternative , regulatory approval of relocation of Presque Isle Downs to another location that we own or control, environmental laws and potential exposure to environmental liabilities, limited public market and liquidity, shares eligible for future sale, and successful cross-marketing of the Company’s Ohio and planned Pennsylvania operation with Mountaineer, impact of anti-takeover measures, and other risks detailed from time to time in our Securities and Exchange Commission filings and press releases. The Company does not intend to update publicly any forward-looking statements, except as may be required by law.

RESULTS OF OPERATIONS

The Company, through wholly owned subsidiaries, owns and operates the Mountaineer Racetrack and Gaming Resort (“Mountaineer Park”) in Chester, West Virginia, Scioto Downs in Columbus , Ohio (a harness racetrack acquired on July 31, 2003), the Ramada Inn and Speedway Casino in North Las Vegas, Nevada (the “Speedway Property”), and until it was sold on March 11, 2003, the Ramada Inn in Reno, Nevada (the “Reno Property” or, collectively with the Speedway Property, the “Nevada Properties”). Through a newly formed wholly-owned subsidiary, Speakeasy Gaming of Fremont, Inc. (“Speakeasy Fremont”), the Company purchased the assets of Binion’s Horseshoe Hotel and Casino(“Binion’s”) in Las Vegas, Nevada on March 11, 2004 and entered into a Joint Operating License Agreement with an affiliate of Harrah’s Entertainment pursuant to which Harrah’s will serve as the primary day-to-day operator of the property on an interim basis. The Company has obtained a license to build a thoroughbred racetrack and operate parimutuel wagering in Erie, Pennsylvania, which we intend to build, subject to favorable resolution of a legal challenge to the July 17, 2003 reinstatement of the license and various land acquisition and development risks. On July 29, 2003, Keystone Downs, LLC, an entity in which the Company will own no more than 50% and intends to manage through a management agreement, filed an application to build a new thoroughbred racetrack with pari-mutuel wagering in Allegheny County, Pennsylvania, northeast of Pittsburgh. The licensing process is expected to be highly competitive. Accordingly, there can be no assurances that Keystone Downs will receive a license, that it will be able to execute its plans, or that it will be profitable.

The Company anticipates that Mountaineer Park, particularly gaming operations, will continue to be the dominant factor in the Company’s financial position, operating results and cash flows. Increases in the number of slot machines and periodic legislative enhancements that have permitted more popular types of games and higher wagering limits, as well as the investment in infrastructure and amenities, allow Mountaineer to provide patrons a high quality, diverse gaming and entertainment experience in a resort atmosphere. The operating results for the Speedway Property have and may continue to be impacted by increased competition in the North Las Vegas market. In March of 2003, the Company sold the Reno Property, which had an operating loss of $249,000 during the three months ended March 31, 2003 up to the date of the sale. Scioto Downs’ operations for the three months ended March 31, 2004 were limited principally to simulcasting (which is operated year round), since the live racing schedule is conducted from early May through mid-September. During the term of the joint operating license agreement the Company will receive guaranteed payments from Harrah’s that will represent the principal operating revenues for Binion’s.

Unless stated otherwise, references to total revenues, revenues and gross profit (loss) are before deducting promotional allowances.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Operating Revenues and Costs

The Company earned revenues for the respective three-month periods in 2004 and 2003 as shown below:

	THREE MONTHS ENDED MARCH 31
	2004	2003
OPERATING REVENUES
Gaming	$66,460,000	$56,340,000
Parimutuel commissions	2,208,000	1,746,000
Food, beverage and lodging	5,412,000	4,582,000
Other Revenue	1,615,000	934,000
Total Revenues	75,695,000	63,602,000
Less promotional allowances	(1,106,000)	(1,155,000)
	$74,589,000	$62,447,000

For the first quarter, the Company’s total revenues increased by $12.1 million from 2003 to 2004, an increase of 19%. Gaming operations at Mountaineer Park accounted for $9.9 million of the increase, having grown from $54.6 million to $64.5 million. Parimutuel commissions increased $462,000 including  $643,000 relating to Scioto Downs. Mountaineer Park’s revenue from parimutuel commissions decreased by $180,000, or 10%, due in part to four fewer racing days in 2004 and ten fewer days of simulcast operations. Food, beverage and lodging revenues increased $830,000 or 18% from $4.6 million in 2003 to

$5.4 million in 2004. This increase is due principally to the increase in food, beverage and lodging revenue at Mountaineer Park from $3.9 million in 2003 to $4.6 million in 2004 as a result of increased patron traffic, and  food and beverage revenues of $91,000 from Scioto Downs. Other revenue increased by $681,000 reflecting increased revenues from retail operations, catering and commissions at Mountaineer Park and other revenues from Scioto Downs of $137,000 and Binion’s of $213,000.

The Speedway Property contributed $2.6 million in total revenue in the first quarter of 2004; a $244,000 or 10% increase from revenues of $2.4 million during the first quarter of 2003. The gaming revenue for the three months of operation in 2004 was $1.9 million compared to $1.8 million for the same period in 2003. The sources of the remaining revenues for the first quarter of 2004 were $709,000 from food, beverage and lodging and $16,000 in other revenue.

Scioto Downs’ revenues for the first quarter of 2004 totaled $872,000 consisting of parimutuel commission, food and beverage and other revenues. Binion’s revenues for the first quarter totaled $213,000 representing amounts received under the joint operating agreement.

Directly related expenses increased by $8.0 million to $48.6 million in 2004 compared to $40.6 million in 2003. This increase in directly related expenses accompanies the $12.1 million increase in total revenues. Approximately $6.4 million of the increase in operating costs is attributable to the gaming operations, which includes applicable state taxes and fees. Parimutuel commissions direct cost increased by $384,000 or 24% from 2003 due principally to the addition of Scioto Downs, while cost of food, beverage and lodging increased by $582,000 or 16%. Of the 16% increase in the cost of food, beverage and lodging, $476,000 can be attributed to increased patronage at Mountaineer Park and $99,000 to the addition of Scioto Downs.  The cost of other revenue increased by $669,000 in 2004 to $2.0 million. The increase is due primarily to the expanded operations of the retail plaza and Convention Center and additional entertainment costs.

Operating costs and gross profit (before promotional allowances) earned from operations for the three months ended March 31, 2004 and 2003 are as follows:

	THREE MONTHS ENDED MARCH 31
	2004	2003
Operating Costs:
Gaming operations	$40,281,000	$33,921,000
Pari-mutuel commissions	1,971,000	1,587,000
Food, beverage and lodging	4,300,000	3,718,000
Other revenues	2,022,000	1,353,000
Total Operating Costs	$48,574,000	$40,579,000
Gross Profit (Loss):
Gaming operations	$26,179,000	$22,419,000
Pari-mutuel commissions	237,000	159,000
Food, beverage and lodging	1,112,000	864,000
Other revenues	(407,000)	(419,000)
Gross Profit (Before Promotional Allowances)	27,121,000	23,023,000
Less Promotional Allowances	(1,106,000)	(1,155,000)
Total Gross Profit	$26,015,000	$21,868,000

GAMING OPERATIONS

Revenues from gaming operations increased by 18.2% or $10.2 million from $56.3 million in 2003 compared to $66.5 million in 2004. Management attributes the increase to the following factors: (1) the increase in machine count at Mountaineer Park from an average of 3,000 during the first quarter of 2003 to an average of 3,220 during the same period in 2004; (2) increase in patronage driven by new amenities as Mountaineer Park develops into a destination resort; (3) marketing and promotional campaigns; and (4) new game themes and equipment to meet changing patron interest and demand. Inclement weather at Mountaineer Park during January and February of 2003 negatively affected gaming revenues during the first quarter of 2003.

A summary of the gaming gross wagers less patron payouts (“net win”) for the three months ended March 31, 2004 (with an average of 3,220 terminals) and 2003 (with an average of 3,000 terminals) for Mountaineer Park is as follows:

	THREE MONTHS ENDED MARCH 31
	2004	2003
Total gross wagers	$724,733,000	$634,217,000
Less patron payouts	(660,195,000)	(579,644,000)
Revenues—gaming operations	$64,538,000	$54,573,000
Average daily net win per terminal (WV)	$220	$202

For the three months ended March 31, 2004, the average net win per day for coin drop machines at Mountaineer Park was $230 and $169 for ticket terminals. For the same period average daily net win for the track-based gaming machines was $31 per machine (including $0 for non-racing days when those gaming rooms were closed) compared to $252 earned on the Lodge-based terminals for a facility-wide average $220 per machine per day. Although inclement weather in January and February of 2003 impacted gaming revenues during that period, management is nonetheless encouraged by the 18.2% growth of gaming revenues during the first quarter of 2004. Management expects the upward trend in video lottery revenue at Mountaineer Park to continue (although not at the rate experienced in the first quarter of 2004) based upon the following growth drivers: expanding Mountaineer Park’s geographical reach by marketing the facility as a destination resort and convention complex; continuation of marketing awareness campaigns; increased patronage in the gaming rooms as a result of convention and event business; an increase in machine count from current 3,220 to 3,500 (which was approved by the West Virginia Lottery Commission on March 25, 2003), as patron demand dictates.

The Speedway Property had gaming revenues of $1.9 million for the three months ended March 31, 2004 as compared to $1.8 million for the same period in 2003.

Costs of gaming operations increased by $6.4 million, or 19%, to $40.3 million for the three months ended March 31, 2004. The increase corresponds with the increase in gaming revenues. Cost of gaming revenue in West Virginia increased by $6.4 million or 19% to $39.4 million for the first three months of 2004. This also corresponds to the gaming revenue increase for this property and reflects an increase of $6.4 million in statutory expenses, or increased gaming taxes, including approximately $1 million  (net of Mountaineer Park’s share of capital reinvestment funds) which is the result of exceeding the rate threshold as discussed below. Although wages and benefit costs also increased at Mountaineer Park, such increases were offset by declines in supplies and other cost categories. For the quarter ending March 31, 2004, the Speedway Property incurred $868,000 in costs associated with gaming, which is a 3% decrease compared to the same period in 2003.

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

After deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the racetracks will receive 42% (as opposed to 47%) of the remaining net win. This reduction in the net win percentage (or conversely the increase in statutory payments) is reflected by the Company as a cost of gaming for the period during which the Company generates Excess Net Terminal Income. For Mountaineer Park, the threshold for Excess Net Terminal Income is fixed at approximately $160 million, which, based upon the State’s June 30 fiscal year end, the Company exceeded in late February 2004 versus late March 2003. The Company will be subject to the increased statutory payments during the second quarter of 2004.

The amended Lottery Act creates a separate capital reinvestment fund for each racetrack to which the State will contribute 42% of the surcharge attributable to each racetrack. Generally, for each dollar a racetrack expends on eligible capital improvements for the racetrack and adjacent property, the track will receive a dollar from the capital reinvestment fund. Depending upon the amount of a project, any amount expended in excess of the balance in the capital reinvestment fund may be carried forward three subsequent years. The Company will recognize amounts due from the capital reinvestment fund ($985,000 for the three months ended March 31, 2004) as qualifying expenditures are incurred.

Taxes and assessments paid to all of these funds are included in “Costs of Gaming” in the Consolidated Statements of Operations. Statutory costs and assessments, excluding the State Administrative Fee, for the respective three-month periods are as follows:

	THREE MONTHS ENDED MARCH 31
	2004	2003
Employees Pension Fund	$298,000	$259,000
Horsemen’s Purse Fund	7,977,000	7,744,000
SUBTOTAL	8,275,000	8,003,000
State of West Virginia	22,559,000	16,770,000
Tourism Promotion Fund	1,789,000	1,557,000
Hancock County	1,193,000	1,038,000
Stakes Races	596,000	519,000
Miscellaneous state projects	596,000	519,000
	$35,008,000	$28,406,000

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

Total revenues for parimutuel commissions for the three months ending March 31, 2004 increased by $462,000, or 26%, compared to the same period in 2003. This increase can be attributed principally to the addition of Scioto Downs. Parimutuel commissions for Scioto Downs totaled $643,000 after purses and parimutuel taxes, for the three months ending March 31, 2004. Scioto Downs’ live racing season runs from May to September; simulcasting operates year-round.

Mountaineer’s parimutuel commissions for the three months ended March 31, 2004 and 2003 are summarized below:

	THREE MONTHS ENDED MARCH 31
	2004	2003
Simulcast racing parimutuel handle	$4,705,000	$5,668,000
Live racing parimutuel handle	1,764,000	2,212,000
Less patrons’ winning tickets	(5,091,000)	(6,197,000)
	1,378,000	1,683,000
Revenues—export simulcast	1,511,000	1,549,000
	2,889,000	3,232,000
Less:
State and county parimutuel tax	(89,000)	(103,000)
Purses and Horsemen’s Association	(1,235,000)	(1,383,000)
Revenues—parimutuel	$1,565,000	$1,746,000

The decrease in Mountaineer Park’s live and simulcast racing handle, export simulcast revenues and ultimately parimutuel commissions is attributable principally to Mountaineer Park not conducting live racing or simulcasting during the first ten days of the quarter as a result of contract negotiations with the HBPA  and racing four fewer days during the first quarter of 2004 compared to the same period in 2003. The decrease in Purses and Horsemen’s Association amounts is attributable principally to the decrease in import and export simulcasting revenues.

Despite these matters affecting the 2004 results, management remains optimistic that Mountaineer’s export simulcast business will continue to grow as the Company is able to add new outlets, but not at the levels achieved in 2003, because growth through prior periods exceeded expectations and because state laws limit the number of available outlets. Live racing and import simulcast are expected to continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or  growth in the utilization of telephone and/or Internet wagering).

Total costs of parimutuel commissions increased by $384,000 or 24%, from $1,587,000 in the first quarter of 2003 to $1,971,000 in the first quarter of 2004. This increase is attributable principally to the costs associated with Scioto Downs’ parimutuel commissions that aggregated $337,000.

FOOD, BEVERAGE AND LODGING OPERATIONS

Food, beverage and lodging accounted for a combined revenue increase of 18% to $5.4 million for the three months ended March 31, 2004 compared to $4.6 million for the same period in 2003. Company wide, restaurant, bar and concession facilities produced $570,000 of the revenue increase, which is an 18% increase over the first three months of 2003. Food and beverage revenues increased $442,000 to $3.2 million at Mountaineer Park in the first quarter of 2004 due to increased patron traffic and expansion and remodeling of the Gatsby restaurant that was completed and reopened in May 2003. Scioto Downs contributed food and beverage revenues of $91,000 for the first quarter of 2004.

Lodging revenues were $1.8 million for the three months ended March 31, 2004, an increase of $260,000 over the same period in 2003. Lodging revenues in West Virginia increased by $257,000 or 22% due to the increased occupancy levels and a small increase in average room rate. Occupancy during the three months ended March 31, 2004 ranged from 59% for weekdays to 86% for weekends. The overall average occupancy rate was 67% for the quarter with an average room rate of $67. The average occupancy rate and room rate reflect mid-week promotional programs offered during the first quarter of 2004. Lodging revenues for the Speedway Property increased by $50,000 from $254,000 to $304,000 for the three months ended March 31, 2003 and 2004, respectively. As a result of the sale of the Reno property in March 2003, lodging revenues for the Reno Property decreased by $48,000.

Direct expenses of food, beverage, and lodging operations increased from $3.7 million for the first quarter of 2003 to $4.3 million for the same period in 2004. The direct expenses of food, beverage and lodging operations at Mountaineer Park and the Speedway Property increased by $476,000 and $66,000, respectively. Company wide, food and beverage direct costs increased by $572,000 to $3.6 million for a gross profit of  $42,000 for the three months ended March 31, 2004 as compared to a gross profit of $44,000 for the same period in 2003. Food and beverage direct costs increased by $437,000 at Mountaineer Park as a result of increased sales and expanded dining facilities and by $36,000 at the Speedway Property. Scioto Downs’ direct cost of food and beverage totaled $99,000 resulting in a loss of $8,000. Lodging direct costs totaled $685,000 for the first quarter of 2004 as compared to $675,000 for the same period in 2003 resulting in a gross profit of $1,070,000 for 2004 compared to $820,000 for the same period in 2003. The increase in gross profit is attributable principally to the operations of the Grande Hotel at Mountaineer Park and increased patron traffic.

Mountaineer Park’s gross profit for food, beverage and lodging was $1,112,000 for the first quarter of 2004, compared to a gross profit of $889,000 for the same period in 2003. The food and beverage operations had a gross profit of $104,000 this quarter,  compared to $99,000 for the same period in 2003. Lodging operations had a gross profit of $1,008,000 in 2004 as compared to $790,000 for the same period in 2003. The increase in gross profit for food, beverage and lodging is attributable principally to the increased revenues associated with the increased patron traffic, expansion of food service facilities and increased occupancy at the new Grande Hotel.

OTHER OPERATING REVENUES

Other revenues increased by 73% to $1,615,000 for the three months ended March 31, 2004 compared to the same period in 2003. Other operating revenues are primarily derived from special events at the Harv, the Spa, Fitness Center, Convention Center, retail plaza (Gift Shoppe/Jewelry Shoppe/Smoke Shoppe), golf course, sale of programs, admission fees, lottery tickets, check cashing and ATM services. The revenue from the entertainment events held at Mountaineer Park in the first quarter of 2004 decreased by $7,000 compared to the same period in 2003 due to fewer events in 2004. The retail plaza revenues increased by $63,000 in the first quarter of 2004 compared to the same period in 2003. Revenues from the Convention Center increased by $101,000 for the first three months of 2004 as a result of increased sales efforts and market awareness. Scioto Downs contributed other revenues of $137,000 while payments under the Binion’s joint operating agreement totaled $213,000.

Cost of other revenues increased by $669,000 or 49% from $1,353,000 for the three months ended March 31, 2003 to $2,022,000 for the three months ended March 31, 2004. This increase was attributed to the expanded operations of the Convention Center ($179,000) and the increase in gaming room entertainment ($199,000) as well as net increases in costs in other areas and the addition of Scioto Downs.

MARKETING AND PROMOTIONS EXPENSE

Company wide, marketing expenses for the first quarter of 2004 were $2,189,000, which is an increase of $585,000 over the same period in 2003. Marketing expenses at Mountaineer Park increased $594,000 during the first quarter of 2004 as compared to the same period in 2003 principally as a result of increased advertising, promotional and printed material expenses.

GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST

General and administrative expenses for the three months ended March 31, 2004 increased by $1.3 million or 14% from $9.4 million to $10.7 million. General and Administrative cost for the first quarter of 2004 represented 14% of gross revenues in comparison to 15% in the first quarter of 2003. The increase in General and Administrative cost can primarily be attributed to: (1) increase in property and other insurance ($188,000); (2) increase in real estate taxes at Mountaineer Park ($187,000);  (3) addition of Scioto Downs for which general and administrative expenses totaled $853,000; and (4) increases in certain salaries and benefits, repairs and professional services. These increases were offset in part by the elimination of general and administrative expenses relating to the Reno property that was sold in 2003. Such expenses aggregated $241,000 for the Reno property in the first quarter of 2003.

Interest expense increased by $2.0 million to $3.4 million in the first quarter 2004, from $1.5 million in the first quarter 2003. This increase to $3.4 million is attributable to increased borrowing levels consisting principally of the issuance of $130 million of 9.75% senior notes near the end of the first quarter of 2003.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expenses increased by 18%, or $755,000, to $4.9 million for the three months ended March 31, 2004. This increase reflects the $20.7 million increase in the fixed asset balance (exclusive of land and construction in progress) at March 31, 2004 in comparison to March 31, 2003.

Depreciation expense relating to Scioto Downs and Binion’s amounted to $219,000 and $128,000, respectively during the first quarter of 2004 with no corresponding amounts in 2003.

CASH FLOWS

The Company’s operations produced $16.5 million in cash flow in the three months ended March 31, 2004, compared to $8.9 million in the first three months of 2003. Current period non-cash expenses included $4.9 million of depreciation and amortization.

The Company invested $4.3 million in capital improvements and increased deposits and other assets by $.6 million in the first quarter of 2004 versus $2.6 million and $1.4 million, respectively, in the first quarter of 2003. Additionally, the Company acquired Binion’s Horseshoe Hotel and Casino with an acquisition cost of $22.1 million.

The Company had net borrowings in the three months ended March 31, 2004 of $4.9 million. During the same period in 2003, the Company repaid approximately $95 million of amounts due under long-term debt and capital leases including $93.4 million outstanding under its second amended and restated credit agreement. As discussed in Liquidity and Sources of Capital below, the Credit Facility was repaid from the proceeds of the issuance of the senior notes.

LIQUIDITY AND SOURCES OF CAPITAL

The Company’s working capital balance stood at $12,384,000 at March 31, 2004, and its unrestricted cash balance amounted to $21,483,000. At March 31, 2004, the balances in bank accounts owned by Mountaineer Park’s horsemen, but to which the Company contributes funds for racing purses, exceeded the Company’s purse payment obligations by $6.3 million. This amount is available for payment of future purse obligations at the discretion of the Company and in accordance with the terms of its agreement with the HBPA. The Company also earns the interest on balances in these accounts.

On March 25, 2003, the Company consummated the private sale of $130,000,000 of 9.75% senior unsecured notes pursuant to Rule 144A. The Company’s net proceeds after discounts, fees, and expenses of the offering were approximately $124.1 million, of which approximately $93.4 million was used to repay all amounts outstanding and due under the Second Amended and Restated Credit Agreement. The balance of the proceeds, which were available for our general corporate purposes, together with some of the Company’s cash from operations, have been used in part to fund the $19.7 million acquisition of Scioto Downs, Inc. in July 2003 and the $22.1 million acquisition of Binion’s Horsehoe Hotel & Casino in March 2004. The senior unsecured notes mature on April 1, 2010. On or prior to April 1, 2006 the Company may redeem up to 35% of the aggregate principal amount of the senior unsecured notes, plus accrued and unpaid interest, with the net cash proceeds of certain public offerings of the Company’s stock. On or after April 1, 2007, the Company may redeem all or a portion of the senior unsecured notes at a premium that will decrease over time as set forth in the agreement, plus accrued and unpaid interest.

On March 28, 2003, the Company entered into the Third Amended and Restated Revolving Credit Agreement in the amount of $50 million with Wells Fargo Bank. Under the Third Amended and Restated Credit Agreement, up to $10.0 million is available for use in connection with letters of credit, and up to $10.0 million in short term funds is available for use under a “swing line” facility on same day notice to lenders. Obligations under the Third Amended and Restated Credit Agreement are guaranteed by each of the Company’s operating subsidiaries. Borrowings under the Third Amended and Restated Credit Agreement and the subsidiary guarantees are secured by substantially all of the assets of the Company and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees. In general, borrowings under the Third Amended and Restated Credit Agreement will bear interest based, at the Company’s option, on either the agent bank’s base rate or LIBOR, in each case plus a margin. The applicable margin will be based on the leverage ratio at the time and will range form 75 to 275 basis points for base rate loans and 200 to 400 basis points for LIBOR loans. Loans under the Third Amended and Restated Credit Agreement mature in 2008, five years after the date of execution of the Credit Agreement. The Third Amended and Restated Credit Agreement contains certain financial covenants that require us to satisfy, on a consolidated basis, specified quarterly financial tests. The Third Amended and Restated Credit Agreement permits us to finance separately up to $35 million for equipment, including gaming equipment, during the term of the credit facility. We have various arrangements with banks and their affiliated leasing companies for such equipment financing. As of March 31, 2004, the aggregate outstanding principal balance related to equipment financing was $7.8 million. We must also pay a quarterly non-usage commitment fee for the Third Amended and Restated Credit Agreement that is based upon the leverage ratio. As of March 31, 2004 the Company has drawn $7 million on the credit facility. A letter of credit for $645,000 is also outstanding. The Third Amended and Restated Credit Agreement also contains covenants that restrict our ability to make investments, incur additional indebtedness, incur guarantee obligations, pay dividends, create liens on assets, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates. A failure to comply with the restrictions contained in our senior secured credit facility and the indentures governing our senior unsecured notes could lead to an event of default thereunder which could result in an acceleration of such indebtedness.

CAPITAL IMPROVEMENTS.    During the three months ended March 31, 2004 the Company spent $4.3 million for capital improvements, equipment and land acquisitions. During the balance of 2004 the Company expects to spend approximately $10-15 million on capital additions.

On March 11, 2004, the Company completed the acquisition of Binion’s Horseshoe Hotel and Casino in downtown Las Vegas and entered into a Joint Operating License Agreement with an affiliate of Harrah’s Entertainment, Inc. (Harrah’s). The Company’s newly formed wholly owned subsidiary, Speakeasy Gaming of Fremont, Inc., obtained title to the property and equipment for $20 million, free and clear of all debts, subject to increase by $5 million if, at the termination of the Joint Operating Agreement, Harrah’s has achieved certain operational milestones. Separately, the Company purchased for $1.8 million a parcel of land previously subject to a ground lease with annual rent payments of $232,500. The Company also assumed or entered into ground leases for certain portions of the acreage upon which the property is situated. The leases have terms ranging from 28 to 71 years and aggregate current annual rentals of approximately $6.2 million. The rentals are subject to certain periodic increases. The purchase price was funded with cash on hand and borrowings of $1.8 million under the Company’s revolving credit facility. Pursuant to the Joint Operating License Agreement, Harrah’s will serve as the primary day-to-day operator of the property on an interim basis, subject to certain oversight and review by a joint committee of the two companies. The joint operating agreement will have an initial term of one year that can be extended by Harrah’s for up to an additional two years. During the term of the joint operating agreement the Company will receive certain guaranteed payments, net of all of the property’s operating expenses including the ground leases. The property, which had been closed since January 9, 2004 when gaming and federal regulators forced the shutdown of the hotel and casino, reopened on April 1, 2004.

The ground leases referred to above increase contractual cash obligations (See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital in the Annual Report on Form 10-K for the year ended December 31, 2003) as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Contractual cash obligations:
Ground lease obligations	$482.3	$4.9	$12.7	$12.8	$451.9

During the term of the Joint Operating License Agreement, however, Harrah’s is required to make the ground lease payments.

Commitments and Contingencies

On September 26, 2003 the Company was granted a license from the Pennsylvania State Horse Racing Commission to build a thoroughbred horse racetrack and conduct parimutuel wagering in Erie, Pennsylvania. The currently licensed site for Presque Isle Downs is a 263.6 acre site on Route 97 which the Company had under option for approximately $8.5 million (the “Licensed Site”). In April 2004, the Company exercised certain of its options and purchased parcels of land relating to the Route 97 site including the largest parcel aggregating approximately 110 acres for $2.1 million. The Company also previously purchased for $4.5 million a 212.6 acre site known as the Green Shingle, which is improved with 30 acres of paved parking lots and several buildings. In March of 2004, through an agent, the Company executed a purchase agreement, subject to the Company’s due diligence investigation, for a third site, known as the International Paper Site, comprised of approximately 205 acres on Lake Erie. The purchase price would be $2 million. Apart from land acquisition costs, closing costs, and costs for gaming equipment, the Company anticipates spending between $25 million and $75 million to build Presque Isle Downs, depending upon site selection and whether Pennsylvania passes legislation permitting slot machines at racetracks. Any change in the location for the project would require regulatory approval, which the Company has not yet sought. Upon commencement of parimutuel operations at Presque Isle Downs, the Company has agreed to purchase an off track wagering facility from Penn National Gaming for $7 million. The Company expects to finance the majority of these development costs with cash flow from operations, cash on hand availability under our $50 million third amended and restated revolving credit facility and, if slot machines are installed, capital lease obligations. In light of the cash used for the Binion’s transaction, depending upon our actual expenditures for Presque Isle Downs and the timing of any other acquisition activity, the Company might require additional financing in order to implement all of our development plans. Commencement of racing and parimutuel operations in Erie remains subject to risks and uncertainties, which include but are not limited to zoning, closing on the real property for the site, portions of which are still currently under option or purchase agreement, unforeseen title, engineering, environmental, or geological problems, work stoppages, weather interference, including floods, construction delays and other risks associated with building a racing operation, and compliance with the terms of the license concerning timing. Additionally, we intend to seek regulatory approval to relocate Presque Isle Downs to another site we own or control and do not intend to commence construction until an April 2004 legal challenge to our license has been resolved. See “Business—Legal Proceedings” and Note 8 to our Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2003.

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

In February 2004, the Company entered a letter of intent that sets forth an agreement in principle to acquire a 50% interest in North Metro Harness Initiative, LLC, which has filed an application with the

Minnesota Racing Commission to construct and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota, approximately 30 miles north of downtown Minneapolis and 40 miles from the Mall of America on a 165-acre site currently under option. The proposed track would be the second of only two racetracks permitted by law in the seven-county Minneapolis metropolitan area. The Company’s due diligence investigation is underway, along with the negotiation of definitive agreements. The definitive agreement will call for the Company to invest $7.5 million in the event North Metro Harness obtains the necessary regulatory licenses. The transaction will also be subject to receipt of all required governmental approvals.

In addition, the Company is faced with certain contingencies involving litigation and environmental remediation. These commitments and contingencies are discussed in greater detail in Note 8 to the Company’s Consolidated Financial Statements for the year ended December 31, 2003.

Management believes that except as set forth above, our cash balances, cash flow from operations, and available lines of credit will be sufficient to cover any capital required to fund maturing debt obligations and any other contemplated capital expenditures and short-term funding requirements for the next twelve months. See the section entitled “Business—Risks Related to Our Business”  in the Annual Report on Form 10-K for the year ended December 31, 2003 for a description of certain circumstances that may affect our sources of liquidity. Although the Company has no current plans to do so, the Company may also finance our expansion, to the extent permitted under existing debt agreements, through the public or private sale of additional debt or equity securities. The Company cannot provide assurance that additional financing needs, if any, will be available to the Company, or if available, the terms of such financing will be on terms favorable to the Company. The Company also cannot assure you that estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

The Company’s level of indebtedness presents other risks to investors, including the possibility that the Company may be unable to generate cash sufficient to pay the principal of and interest on our indebtedness when due; and that the Company may not be able to meet tests and covenants of such debt agreements and achieve satisfactory resolution of such non-compliance with the lenders. In such an event, the holders of our indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and proceed against any collateral securing such indebtedness. These actions could limit our ability to borrow additional funds and would likely have a material adverse effect on our business and results of operations. A debt rating downgrade by rating agencies would not impact the terms of borrowings under our Third Amended and Restated Credit Facility or the Senior Notes. However, a debt rating downgrade could impact the terms of and our ability to obtain  new financing. Additionally, changes in the regulatory environment or restriction on or prohibition of our gaming or racing operations, whether arising out of legislation or litigation, could have a material adverse effect on our liquidity. See section entitled “Business—Risks Related To Our Business” and Note 3 to our Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2003.

OUTSTANDING OPTIONS.   As of March 31, 2004, there were outstanding options to purchase 1,165,500 shares of the Company’s common stock. If all such options were exercised, the Company would receive proceeds of approximately $6.4 million. We utilize the treasury stock method in determining the dilutive effect of outstanding options and warrants. Our policy is as follows: Our basic earnings per share (EPS) is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. Under the Company’s current policies, the Company has used interest rate derivative instruments to manage exposure to interest rate changes for a portion of its debt arrangements. However, with the issuance of the fixed rate long-term senior notes and repayment of the balance outstanding under the Second Amended and Restated Credit Agreement in March 2003, the Company’s exposure to interest rate changes will be limited to amounts which may be outstanding under the $50 million Third Amended and Restated Credit Agreement (See Liquidity and Sources of Capital). The previously outstanding interest rate derivative expired on December 31, 2003.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 13d-15(e)) as of  the end of the period covered by this Form 10-Q Quarterly Report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

(b)         Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 17, 2003, the Pennsylvania State Horse Racing Commission unanimously reinstated Presque Isle Downs’ license to build a thoroughbred racetrack and conduct parimutuel wagering in Erie. On August 4, 2003, Pittsburgh Palisades Park, LLC, a recent applicant for a racing license, challenged the July 17 reinstatement in the Commonwealth Court of Pennsylvania. The Company and the Racing Commission filed motions for Summary Relief. On March 4, 2004, the Commonwealth Court upheld the award of the license to Presque Isle Downs. In April of 2004, Pittsburgh Palisades sought review by the Pennsylvania Supreme Court. We believe that the Supreme Court should decline to hear the appeal because the Commonwealth Court’s decision was based on well-settled law concerning an administrative agency’s discretion to deny a non-party’s request to intervene and thus does not present any novel or important legal issue. We intend to move forward with our plans once the matter is resolved.

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

4.2

Indenture dated March 25, 2003 entered into by the Company, the Guarantors (as defined in the Indenture) and Wells Fargo Bank Minnesota, National Association, as Trustee [exhibits and annexes omitted] (incorporated by reference to the Company’s report on Form 10-K filed March 31, 2003)

4.3

Supplemental Indenture dated as of July 31, 2003, by and between Scioto Downs, Inc., as Additional Guarantor, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4 (Amendment No. 1) filed August 6, 2003 (Registration No. 333-105528))

4.4	Supplemental Indenture dated as of April 23, 2004, by and between Speakeasy Gaming of Fremont, Inc., as Additional Guarantor, and Wells Fargo Bank, N.A., as Trustee (filed herewith)
10.1	Agreement dated January 7, 2004 between Mountaineer Park, Inc. and Racetrack Employees Union Local No. 101 [schedules omitted] (filed herewith)
10.2	Agreement dated January 10, 2004 between Mountaineer Park, Inc. and Mountaineer Park Horsemen’s Benevolent and Protective Association, Inc. (filed herewith)
10.3

Purchase and Sale Agreement entered as of February 9, 2004 by and among HHLV MANAGEMENT COMPANY, LLC, a Nevada limited liability company (“Seller”), SPEAKEASY GAMING OF FREMONT, INC., a Nevada corporation (“Buyer”) and MTR GAMING GROUP, INC., a Delaware corporation (“Guarantor”) [exhibits and schedules omitted] (filed herewith)

10.4	Joint Operating License Agreement between Speakeasy Gaming of Fremont, Inc. and HHLV Management Company, LLC [exhibits omitted] (filed herewith)
10.5	First Amendment to Joint Operating License Agreement, made March 10, 2004, between Speakeasy Gaming of Fremont, Inc. and HHLV Management Company, LLC (filed herewith)
10.6

Ground Lease dated as of the Effective Date (as defined in such lease) by and between The Doris E. Hamilton Family Limited Partnership, Darlene J. Staufer, Trustee of the Mabel I. Elwell Inter Vivos Trust; Sharon Griffin, Thomas W. Church; Terry Rand McMelroy, Trustee of the Terry McMelroy Trust, and Speakeasy Gaming of Fremont, Inc. (“SGFI”) (filed herewith)

10.7	Ground Lease dated as of March 10, 2004, by and between the Linda Jeanine Isola Present Interest Trust (and/orassignees)and SGFI (filed herewith).
10.8	Assignment and Assumption of Lease (Arlington) dated March 11, 2004 by and between the Horseshoe Club Operating Company and SGFI (filed herewith)
10.9	Assignment and Assumption of Lease (Hines/Rittenhouse) dated March 11, 2004 by and between the Horseshoe Club Operating Company and SGFI (filed herewith).
10.10	Assignment and Assumption of Lease (Voulthard/Silvagni) dated March 11, 2004 by and between Horseshoe Club Operating Company and SGFI (filed herewith)
10.11	Assignment and Assumption of Lease (Horseshoe Garage) dated March 11, 2004 by and between Horseshoe Club Operating Company and SGFI (filed herewith)
31.1	Certification of Edson R. Arneault pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of John W. Bittner, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Edson R. Arneault pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(b)         Reports on Form 8-K

The Company filed the following reports on Form 8-K during the three months ended March 31, 2004.

On January 2, 2004, the Company filed a current report on Form 8-K under Item 5 thereof reporting on the status of contracts between Mountaineer Park, Inc. and (i) the union representing its parimutuel clerks; and (ii) the Horsemen’s Benevolent and Protective Association.

On January 12, 2004, the Company filed a current report on Form 8-K under Item 5 thereof reporting on the status of contracts between Mountaineer Park, Inc. and (i) the union representing its parimutuel clerks; and (ii) the Horsemen’s Benevolent and Protective Association.

On March 10, 2004, the Company filed a current report on Form 8-K under Item 12 thereof announcing financial results (unaudited) for the three and twelve months ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1933, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 10, 2004	MTR GAMING GROUP, INC.
	By:	/s/ EDSON R. ARNEAULT
Edson R. Arneault
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER
	By:	/s/ JOHN W. BITTNER, JR.
John W. Bittner, Jr.,
CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

EXHIBIT NO.	ITEM TITLE
3.1	Restated Certificate of Incorporation for Winner’s Entertainment, Inc. dated August 17, 1993 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1993)
3.2	Amended By Laws (incorporated by reference to the Company’s report on Form 8-K filed February 20, 1998)
3.3

Certificate of Amendment of Restated Certificate of Incorporation of Winner’s Entertainment, Inc. dated October 10, 1996 (incorporated by reference to the Company’s report on Form 8-K filed November 1, 1996)

4.1	Excerpt from Common Stock Certificates (incorporated by reference to the Company’s report on Form 10-K filed March 30, 2001)
4.2

Indenture dated March 25, 2003 entered into by the Company, the Guarantors (as defined in the Indenture) and Wells Fargo Bank Minnesota, National Association, as Trustee [exhibits and annexes omitted] (incorporated by reference to the Company’s report on Form 10-K filed March 31, 2003)

4.3

Supplemental Indenture dated as of July 31, 2003, by and between Scioto Downs, Inc., as Additional Guarantor, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4 (Amendment No. 1) filed August 6, 2003 (Registration No. 333-105528))

4.4	Supplemental Indenture dated as of April 23, 2004, by and between Speakeasy Gaming of Fremont, Inc., as Additional Guarantor, and Wells Fargo Bank, N.A., as Trustee (filed herewith)
10.1	Agreement dated January 7, 2004 between Mountaineer Park, Inc. and Racetrack Employees Union Local No. 101 [schedules omitted] (filed herewith)
10.2	Agreement dated January 10, 2004 between Mountaineer Park, Inc. and Mountaineer Park Horsemen’s Benevolent and Protective Association, Inc. (filed herewith)
10.3

Purchase and Sale Agreement entered as of February 9, 2004 by and among HHLV MANAGEMENT COMPANY, LLC, a Nevada limited liability company (“Seller”), SPEAKEASY GAMING OF FREMONT, INC., a Nevada corporation (“Buyer”) and MTR GAMING GROUP, INC., a Delaware corporation (“Guarantor”) [exhibits and schedules omitted] (filed herewith)

10.4	Joint Operating License Agreement between Speakeasy Gaming of Fremont, Inc. and HHLV Management Company, LLC [exhibits omitted] (filed herewith)
10.5	First Amendment to Joint Operating License Agreement, made March 10, 2004, between Speakeasy Gaming of Fremont, Inc. and HHLV Management Company, LLC (filed herewith)
10.6

Ground Lease dated as of the Effective Date (as defined in such lease) by and between The Doris E. Hamilton Family Limited Partnership, Darlene J. Staufer, Trustee of the Mabel I. Elwell Inter Vivos Trust; Sharon Griffin, Thomas W. Church; Terry Rand McMelroy, Trustee of the Terry McMelroy Trust, and Speakeasy Gaming of Fremont, Inc. (“SGFI”) (filed herewith)

10.7	Ground Lease dated as of March 10, 2004, by and between the Linda Jeanine Isola Present Interest Trust (and/orassignees)and SGFI (filed herewith).

10.8	Assignment and Assumption of Lease (Arlington) dated March 11, 2004 by and between the Horseshoe Club Operating Company and SGFI (filed herewith)
10.9	Assignment and Assumption of Lease (Hines/Rittenhouse) dated March 11, 2004 by and between the Horseshoe Club Operating Company and SGFI (filed herewith).
10.10	Assignment and Assumption of Lease (Voulthard/Silvagni) dated March 11, 2004 by and between Horseshoe Club Operating Company and SGFI (filed herewith)
10.11	Assignment and Assumption of Lease (Horseshoe Garage) dated March 11, 2004 by and between Horseshoe Club Operating Company and SGFI (filed herewith)
31.1	Certification of Edson R. Arneault pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of John W. Bittner, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Edson R. Arneault pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)