Form 10-Q
period 2004-06-30
MTR GAMING GROUP INC
filed 2004-08-09
CIK 834162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
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

COMMON STOCK, $.00001 PAR VALUE

Class
28,553,760
Outstanding at August 3, 2004

MTR GAMING GROUP, INC.
INDEX FOR FORM 10-Q

PART 1
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.
CONDENSED AND CONSOLIDATED BALANCE SHEET

	JUNE 30	DECEMBER 31
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,475,000	$26,796,000
Restricted cash	1,193,000	820,000
Accounts receivable, net of allowance for doubtful accounts of $156,000 in 2004 and $152,000 in 2003	5,065,000	6,957,000
Accounts receivable-Lottery Commission	4,638,000	859,000
Inventories	2,890,000	2,664,000
Deferred financing costs	1,414,000	1,412,000
Prepaid taxes	—	3,071,000
Deferred income taxes	1,176,000	1,176,000
Other current assets	3,489,000	2,745,000
Total current assets	35,340,000	46,500,000
Property and equipment:
Land	19,545,000	13,286,000
Building	164,075,000	148,050,000
Equipment and automobiles	75,244,000	67,579,000
Furniture and fixtures	15,385,000	15,221,000
Construction in progress	7,045,000	11,045,000
	281,294,000	255,181,000
Less accumulated depreciation	(64,097,000)	(55,375,000)
	217,197,000	199,806,000
Other assets:
Goodwill	1,492,000	1,492,000
Other intangibles	16,076,000	13,789,000
Note receivable	2,205,000	2,215,000
Deferred income taxes	2,256,000	2,256,000
Deferred financing costs, net of current portion	5,556,000	6,052,000
Deposits and other	12,677,000	8,431,000
	40,262,000	34,235,000
Total assets	$292,799,000	$280,541,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,763,000	$4,591,000
Accrued payroll and payroll taxes	2,169,000	2,340,000
Accrued tax liability	2,464,000	—
Accrued interest	3,356,000	3,296,000
Accrued liabilities	7,516,000	6,136,000
Current portion of capital leases	3,705,000	5,125,000
Current portion of long-term and other debt	359,000	975,000
Total current liabilities	23,332,000	22,463,000
Capital lease obligations, net of current portion	461,000	1,799,000
Long-term and other debt, less current portion	137,714,000	133,295,000
Long-term deferred compensation	4,383,000	3,127,000
Deferred income taxes	14,216,000	14,216,000
Total liabilities	180,106,000	174,900,000
Shareholders’ equity:
Common stock	—	—
Paid in capital	59,763,000	58,469,000
Retained earnings	52,930,000	47,172,000
Total shareholders’ equity	112,693,000	105,641,000
Total liabilities and shareholders’ equity	$292,799,000	$280,541,000

MTR GAMING GROUP, INC.
CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2004	2003	2004	2003
Revenues:
Gaming	$69,672,000	$65,167,000	$136,132,000	$121,507,000
Parimutuel commissions	4,065,000	2,686,000	6,273,000	4,432,000
Food, beverage and lodging	6,423,000	5,839,000	11,845,000	10,421,000
Other	2,992,000	1,815,000	4,597,000	2,749,000
Total revenues	83,152,000	75,507,000	158,847,000	139,109,000
Less promotional allowances	(1,063,000)	(1,190,000)	(2,169,000)	(2,345,000)
Net revenues	82,089,000	74,317,000	156,678,000	136,764,000
Costs of revenues:
Cost of gaming	44,144,000	41,874,000	84,425,000	75,795,000
Cost of parimutuel commissions	2,725,000	1,939,000	4,699,000	3,526,000
Cost of food, beverage and lodging	4,776,000	4,204,000	8,993,000	7,922,000
Cost of other revenues	2,130,000	1,910,000	4,148,000	3,262,000
Total costs of revenues	53,775,000	49,927,000	102,265,000	90,505,000
Gross profit	28,314,000	24,390,000	54,413,000	46,259,000
Selling, general and administrative expenses:
Marketing and promotions	2,985,000	2,066,000	5,225,000	3,670,000
General and administrative	11,564,000	9,541,000	22,319,000	18,933,000
Depreciation and amortization	5,563,000	4,406,000	10,506,000	8,594,000
Total selling, general and administrative expenses	20,112,000	16,013,000	38,050,000	31,197,000
Operating income	8,202,000	8,377,000	16,363,000	15,062,000
Other income (expense):
Gain on sale of property	31,000	461,000	31,000	443,000
Interest income	44,000	108,000	105,000	137,000
Interest expense	(3,510,000)	(3,418,000)	(6,939,000)	(4,889,000)
Income before provision for income taxes	4,767,000	5,528,000	9,560,000	10,753,000
Provision for income taxes	1,763,000	1,992,000	3,537,000	3,891,000
Net income	$3,004,000	$3,536,000	$6,023,000	$6,862,000
Net income per share—Basic	$0.11	$0.13	$0.21	$0.25
Net income per share—Assuming Dilution	$0.10	$0.12	$0.21	$0.24
Weighted average number of shares outstanding:
Basic	28,535,266	27,919,903	28,355,900	27,814,503
Diluted	28,856,343	28,436,680	28,855,692	28,606,254

MTR GAMING GROUP, INC.
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	SIX MONTHS ENDED JUNE 30
	2004	2003
Cash flows from operating activities:
Net income	$6,023,000	$6,862,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,506,000	8,594,000
Deferred compensation	1,256,000	511,000
Gain on sale of property	(31,000)	(443,000)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	(1,877,000)	(3,508,000)
Prepaid taxes	3,071,000	4,360,000
Other current assets	(970,000)	(2,561,000)
Accounts payable and accrued liabilities	2,905,000	2,900,000
Net cash provided by operating activities	20,883,000	16,715,000
Cash flows from investing activities:
(Increase) decrease in restricted cash	(373,000)	42,000
(Increase) decrease in deposits and other	(4,274,000)	(3,710,000)
Proceeds from sale of property and equipment	—	826,000
Acquisition of Binion’s Horseshoe Hotel and Casino	(22,587,000)	—
Acquisitions of property and equipment	(6,708,000)	(7,755,000)
Net cash used in investing activities	(33,942,000)	(10,597,000)
Cash flows from financing activities:
Stock repurchase program	—	(3,830,000)
Proceeds from exercise of stock options	1,029,000	2,403,000
Financing cost paid	(225,000)	(6,263,000)
Proceeds from the issuance of long-term debt	4,500,000	128,448,000
Principal payments on long-term debt and capital leases	(3,566,000)	(96,841,000)
Net cash provided by financing activities	1,738,000	23,917,000
Net (decrease) increase in cash	(11,321,000)	30,035,000
Cash, beginning of period	26,796,000	14,398,000
Cash, end of period	$15,475,000	$44,433,000
Supplemental disclosure of cash flow information:
Cash paid during the quarter for:
Interest	$6,879,000	$1,672,000
Income taxes	$—	$1,000,000

MTR GAMING GROUP, INC.
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

NOTE 2—GAMING OPERATIONS

On April 21, 2001, the West Virginia Legislature passed HB 102, which was signed into law and became effective as of April 21, 2001. The law, which among other things, established a new distribution scheme for the portion of each racetrack’s net win in excess of that racetrack’s net win for the twelve months ending June 30, 2001. After deducting the State Lottery Commission 4% administrative fee, this “Excess Net Terminal Income”—as it is referred to in the law—will be subject to a 10% surcharge. However, the bill created a capital reinvestment fund to which the State will contribute 42% of the surcharge. Generally, for each dollar the property expends on capital improvements the track will receive a dollar from the capital reinvestment fund. Further, after deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the racetracks will receive 42% (as opposed to 47%) of the remaining net win. The Company exceeded the Excess Net Terminal Income threshold during the latter part of February 2004 and all of the period March through June 30, 2004 (as compared to the latter part of March 2003 and all of the second quarter of 2003). As a result of exceeding the threshold one month earlier in 2004, the Company incurred additional statutory payments (net of Mountaineer Park’s share of capital reinvestment funds) of approximately $1.0 million during the six months ended June 30, 2004, which were in excess of amounts incurred in the corresponding period of 2003.

On March 21, 2004, the West Virginia Legislature passed SB 197, which, among other things, redeployed to other state purposes a portion of the video lottery proceeds then on deposit that had been reserved for the state’s Tourism Promotion Fund from which Mountaineer Park had been obtaining reimbursement for 50% of the cost of qualifying advertisements. The Tourism Board froze advertising grants during the second quarter of 2004 while it made administrative changes to implement the change in law. Effective July 1, 2004, the percentage of video lottery revenue dedicated to the Tourism Promotion Fund was reduced from 3% to 1.375%. These changes will not impact the amounts retained by the Company.

On July 4, 2004, Pennsylvania enacted legislation permitting slot machines (initially 3,000 and ultimately up to 5,000) at the licensed race tracks in Pennsylvania, as well as five free-standing slot parlors and two resorts that would be limited to 500 machines for use by guests of the resort. This legislation

MTR GAMING GROUP, INC.
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

applies to the Company’s Presque Isle Downs project (as discussed in Note 3), subject to licensing by a Pennsylvania Gaming Commission that is currently being created.

NOTE 3—RACETRACK OPERATIONS

On January 10, 2004, Mountaineer Park executed an agreement with the Horsemen’s Benevolent and Protective Association, Inc. (HBPA), the exclusive authorized bargaining representative for all thoroughbred horse owners who participate in live races at Mountaineer Park, whereby Mountaineer Park contributes all purse funds earned by such horse owners, as well as compensation to the HBPA for purses, from 50% of the proceeds of its live and simulcast racing after certain costs are deducted and 15.5% of net win from video lottery operations. The contract requires Mountaineer Park to conduct a minimum of 210 live racing events annually (the minimum number required by statute) but will make its best efforts to conduct racing for 232 days (228 in 2004) and provide for a minimum daily purse payment of $125,000. The contract expires on December 31, 2006.

In September 2002, the Company’s wholly owned subsidiary, Presque Isle Down, Inc., was granted a license by the Pennsylvania State Horse Racing Commission to conduct thoroughbred horse racing and parimutuel wagering in Erie, Pa. In December 2002, affiliates of Magna Entertainment Corp. (Magna) and Penn National Gaming Inc. (Penn National) filed appeals in the Pennsylvania Commonwealth Court challenging the grant of the license. On June 19, 2003, pursuant to a settlement agreement with the Company, Magna filed a motion to dismiss its appeal with prejudice, indicating that it was waiving the claims raised in the appeal. On June 25, 2003, the Company reached an agreement with Penn National pursuant to which Penn National agreed to withdraw its appeal in consideration for the Company’s agreement to purchase Penn National’s off track wagering facility in Erie for $7 million upon MTR’s commencement of parimutuel wagering in Erie and to offer comparable employment to Penn National’s employees at the Erie facility. On June 26, 2003, the Court issued its Opinion and Order in which it denied Penn National’s petition for review, finding that the Racing Commission had not committed an error of law in granting the license. However, notwithstanding Magna’s motion to withdraw its appeal, the Court granted Magna’s petition, holding that Magna had timely requested and should have received a formal hearing to be conducted in accordance with Pennsylvania’s Administrative Agency Law. The Court therefore vacated the Racing Commission’s November 19, 2002 Order, with regard to Magna, and remanded the case to the Racing Commission for a formal hearing.

On July 17, 2003, the Pennsylvania State Horse Racing Commission unanimously reinstated Presque Isle Downs’ license to build a thoroughbred racetrack and conduct parimutuel wagering in Erie. On August 4, 2003, Pittsburgh Palisades Park, LLC filed a challenge of the July 17 reinstatement in the Commonwealth Court of Pennsylvania. The Company and the Racing Commission moved for Summary Relief. The Commonwealth Court heard the appeal on December 10, 2003 and on March 4, 2004 upheld the award of the license to Presque Isle Downs. In April of 2004, Pittsburgh Palisades sought review by the Pennsylvania Supreme Court by filing a Notice of Appeal (claiming an absolute right to be heard) and a Petition for Allowance of Appeal (requesting the Court to review the case even if it is not statutorily or constitutionally required to do so). The Pennsylvania Supreme Court quashed the appeal on June 25, 2004. Still pending, however, is Pittsburgh Palisades’ Petition for Allowance of Appeal. The Company is cautiously optimistic that the final challenge to its license will be favorably resolved, particularly in light of Pittsburgh Palisades’ recent public statements that it might not pursue its application for a racing license, because the new slot law does not guarantee slots for that location.

MTR GAMING GROUP, INC.
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The currently licensed site for Presque Isle Downs is a 263.6 acre site on Route 97 (the “Licensed Site”). In April 2004, the Company purchased parcels aggregating approximately 110 acres of the Licensed Site and has options on the remainder, which can be exercised for a total of approximately $6.4 million. The Company has also identified two alternative sites that were not available when the Company applied for the license. The Company has purchased for $4.5 million a 212.6 acre site known as the Green Shingle, which is improved with 30 acres of paved parking lots and several buildings. In March of 2004, through an agent, the Company executed a purchase agreement, subject to the Company’s due diligence investigation, for a third site, known as the International Paper site, comprised of approximately 205 acres on Lake Erie. The purchase price would be $2.0 million. Any change in the location for the Presque Isle Downs project would require regulatory approval. The Company has filed a motion with the Racing Commission to permit, but not require, the Company to relocate Presque Isle Downs to the International Paper site and to extend the time by which the project must be built. Relocation of the proposed racetrack to this site would require that certain site specific costs relating to the previously licensed site be evaluated for transferability to the new site. It is estimated that approximately $3.0 million of costs currently included in construction in progress may not be transferable and would have to be evaluated for recoverability unless the Company ultimately purchases all or additional portions of this land and pursues other sale and development considerations. In the event the Company obtains approval to relocate the project to a different site, it would then evaluate the sale or other development of the other sites.

On July 29, 2003, Keystone Downs, LLC (Keystone Downs), an entity in which the Company will own no more than 50%, filed an application to build a new thoroughbred racetrack with parimutuel wagering in Allegheny County, Pennsylvania northeast of Pittsburgh. In light of the recently enacted gaming legislation in Pennsylvania, the Company and its development partner are evaluating this project.

NOTE 4—ACQUISITIONS

Acquisition of Scioto Downs

On July 31, 2003, the Company consummated its acquisition of Scioto Downs, Inc. (Scioto Downs), which owns and operates a harness horse racing facility with parimutuel wagering in Columbus, Ohio. Scioto Downs operates year round as a simulcast facility and offers live racing beginning the first Thursday in May to the middle of September. The acquisition was made as part of the Company’s strategy to diversify and leverage the Company’s expertise by building or acquiring other middle-market gaming and/or parimutuel businesses. The Company agreed to pay $32.00 per share, in cash, for the 595,767 outstanding shares of Scioto Downs’ common stock. Holders of 10,707 shares of Scioto Downs stock elected to receive, instead of the $32.00 per share amount, $17.00 per share plus ten annual contingent earnout payments (commencing the first calendar year in which Scioto Downs is permitted to conduct new forms of gaming) based upon 10% (if all Scioto shareholders had elected the contingent earnout payments) of the growth of Scioto Downs’ EBITDA compared to the average of Scioto Downs’ EBITDA for the three years ended October 31, 2002. Total consideration approximated $19.7 million (including approximately $839,000 of transaction costs). The cash portion of the purchase price was funded with cash on hand derived substantially from the Company’s March 2003 issuance of senior unsecured notes. At the date of the acquisition the Company also had advances to Scioto Downs of $2.1 million.

The acquisition has been accounted for under the purchase method and Scioto Downs’ results have been included in the Company’s consolidated results from the date of acquisition. The purchase price has

MTR GAMING GROUP, INC.
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

been allocated to the assets acquired (principally property, equipment and intangible assets) and liabilities assumed based upon appraisals of estimated fair values.

The intangible assets consist principally of the fair value assigned to the racing licenses held by Scioto Downs based upon an independent third party valuation. The value assigned to the licenses considers that the racing licenses permit Scioto Downs to conduct live racing and simulcasting operations as established by the Ohio State Racing Commission and in addition, under legislative proposals in Ohio, would permit Scioto Downs to operate electronic gaming devices. The licenses shall be renewed each year unless the Racing Commission rejects the application for good cause. Accordingly, the racing licenses are considered to have an indefinite life and will not be amortized.

The unaudited proforma combined historical results, assuming Scioto Downs had been acquired on January 1, 2003, are estimated to be as follows:

	Three months Ended June 30,	Six months Ended June 30,
	2003	2003
Total revenues	$78,001,000	$142,812,000
Net income	$2,781,000	$5,467,000
Net income per share—Basic	$0.10	$0.20
Net income per share—Diluted	$0.10	$0.19

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

Acquisition of Binion’s Horseshoe Hotel and Casino

On March 11, 2004, the Company completed the acquisition of Binion’s Horseshoe Hotel and Casino in downtown Las Vegas and entered into a Joint Operating License Agreement with an affiliate of Harrah’s Entertainment, Inc. (Harrah’s). The Company’s newly formed, wholly owned subsidiary, Speakeasy Gaming of Fremont, Inc., obtained title to the property and equipment for $20.0 million (exclusive of transaction costs), free and clear of all debts, subject to increase by $5.0 million if, at the termination of the Joint Operating Agreement, Harrah’s has achieved certain operational milestones. Separately, the Company purchased for $1.8 million a parcel of land previously subject to a ground lease. The Company also assumed or entered into ground leases for certain portions of the acreage upon which the property is situated. The leases have terms ranging from 28 to 71 years and aggregate current annual rentals of approximately $6.2 million. The rentals are subject to certain periodic increases. The purchase price was funded with cash on hand and borrowings of $1.8 million under the Company’s revolving credit facility. Harrah’s serves as the primary day-to-day operator of the property on an interim basis, subject to certain oversight and review by a joint committee of the two companies. The joint operating agreement has an initial term of one year that can be extended by Harrah’s for up to an additional two years. During the term of the joint operating agreement the Company will receive certain guaranteed payments, net of all of the property’s operating expenses including the ground leases. The Company will receive (i)$2.4 million for the initial one-year term; (ii) if Harrah’s extends for the second year, the greater of $4.8 million or 50% of earnings before interest, taxes, depreciation and amortization (EBITDA); (iii) if Harrah’s extends for another six months, the greater of $2.7 million or 50% of EBITDA; and (iv) if Harrah’s extends for

MTR GAMING GROUP, INC.
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

another six month period, the greater of $2.7 million or 50% of EBITDA. Harrah’s will retain the rights to certain intellectual property, including the names “Horseshoe” and “World Series of Poker” and the Company will retain the right to use the name Binion’s in Clark County, Nevada. Upon termination of the joint operating agreement, the Company will take over the operation of the property. The Company and Harrah’s have received the necessary approvals of the Nevada gaming regulators and the City of Las Vegas. The property, which had been closed since January 9, 2004 when gaming and federal regulators forced the shutdown of the hotel and casino, reopened on April 1, 2004.

The acquisition has been accounted for under the purchase method and the Binion’s results consisting of payments received under the joint operating agreement and depreciation expense have been included in the Company’s consolidated results from the date of acquisition. The purchase price has been allocated to the assets acquired consisting of land, building, equipment, intangible and other assets based upon a preliminary determination by management, subject to adjustment pending finalization of independent asset valuations and should new or additional facts about the business become known. The Company has not included proforma information utilizing historical financial data because the Company did not believe such information would be indicative of future operations, particularly in light of the fact that the Company will not be operating the Binion’s property for up to three years.

Acquisition of 50% Interest in North Metro Harness Initiative, LLC

In June 2004, the Company’s new wholly owned subsidiary; MTR-Harness, Inc. acquired for an initial investment of $10,000, a 50% interest in North Metro Harness Initiative, LLC a subsidiary of Southwest Casino and Hotel Corporation that has filed an application to construct and operate a harness race track and card room in Columbus Township, Anoka County, Minnesota. If licensed, the track would be the second of only two race tracks permitted by current law in the seven county Minneapolis metropolitan area. The Company will invest an additional $7.5 million in the event North Metro Harness obtains the necessary regulatory license.

NOTE 5—EQUITY TRANSACTIONS

During the three months ended June 30, 2004, holders of previously issued options to purchase the Company’s common stock exercised options to purchase a total of 3,000 shares of the Company’s common stock at a price of $2.50 per share by delivery of cash proceeds of $7,500. During the three months ended June 30, 2003, holders of previously issued options to purchase the Company’s common stock exercised options to purchase a total of 9,300 shares of the Company’s common stock at prices ranging from $2.00 to $2.50 per share by delivery of $21,350 of cash proceeds.

During the six months ended June 30, 2004, holders of previously issued options to purchase the Company’s common stock exercised options to purchase a total of 664,000 shares of the Company’s common stock at a prices ranging from $2.00 to $2.50 per share by delivery of $1,330,000 of cash proceeds and 30,675 shares of common stock (in connection with the exercise price and applicable withholding taxes). During the six months ended June 30, 2003, holders of previously issued options to purchase the Company’s common stock exercised options to purchase a total of 1,532,500 shares of the Company’s common stock at prices ranging from $2.00 to $2.50 per share by delivery of $2,403,000 of cash proceeds and 408,773 shares of common stock (in connection with the exercise price and applicable withholding taxes).

MTR GAMING GROUP, INC.
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three and six month periods ended June 30, 2003 the Company repurchased and retired 377,700  and 554,700 shares of its common stock in the open market for $2,678,000 and $3,830,000, respectively.

On May 6, 2004, the Company’s Board of Directors, subject to the approval of the Company’s shareholders, approved the Company’s 2004 Stock Incentive Plan (Plan) and reserved 200,000 shares of the Company’s common stock for issuance pursuant to the exercise of options issued under the Plan. Shareholders of the Company subsequently ratified the Plan on July 22, 2004. No options have been granted under the Plan.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure,” (Statement No. 148) to employee stock-based awards.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Income, as reported	$3,004,000	$3,536,000	$6,023,000	$6,862,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(66,000)	(1,000)	(131,000)	(464,000)
Pro Forma net income	$2,938,000	$3,535,000	$5,892,000	$6,398,000
Earnings per share:
Basic, as reported	$0.11	$0.13	$0.21	$0.25
Basic, pro forma	$0.10	$0.13	$0.21	$0.23
Diluted, as reported	$0.10	$0.12	$0.21	$0.24
Diluted, pro forma	$0.10	$0.12	$0.20	$0.22

NOTE 6—SALE OF RENO PROPERTY

On March 11, 2003, the Company completed the sale of its hotel/casino property in Reno, Nevada. The terms of the sale included $787,500 cash at closing (exclusive of closing costs) and a seven-year promissory note of $2,162,500, plus interest at 6.5% annually, secured by a first mortgage on the property and a guarantee by the purchaser’s principals. The purchasers are not affiliated with the Company. The sale after consideration of closing costs resulted in a loss of approximately $18,000. The promissory note calls for monthly payments of principal and interest totaling $13,700 from September of 2003 through March of 2010, when any remaining principal and interest will become due. As of June 30, 2004, the buyer is current with its payments.

NOTE 7—INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 (Statement No. 109), Accounting for Income Taxes. Under Statement No. 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income taxes reporting purposes.

MTR GAMING GROUP, INC.
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance, when determined to be necessary, is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. There is no valuation allowance at June 30, 2004 and 2003. The Company and its subsidiaries file a consolidated federal income tax return.

NOTE 8—LONG-TERM DEBT

On March 25, 2003, the Company consummated the private sale of $130.0 million of 9.75% senior unsecured notes. The net proceeds after discounts, fees and expenses of the offering were approximately $123.9 million, of which $93.4 million was used to repay all amounts outstanding and due under the Second Amended and Restated Credit Agreement. The remaining proceeds were available for general corporate purposes and were principally utilized to fund the acquisitions of Scioto Downs, Inc. and Binion’s Horseshoe Hotel and Casino.

On March 28, 2003, the Company entered into the Third Amended and Restated Revolving Credit Agreement in the amount of $50.0 million with Wells Fargo Bank. Under the Third Amended and Restated Credit Agreement, up to $10.0 million will be available for use in connection with letters of credit, and up to $10.0 million in short term funds will be available for use under a “swing line” facility on same-day notice to the lenders. In general, borrowings under the Third Amended and Restated Credit Agreement will bear interest based, at the Company’s option, on either the agent bank’s base rate or LIBOR, in each case plus a margin. The applicable margin will be based on the leverage ratio at the time and will range from 75 to 275 basis points for base rate loans and 200 to 400 basis points for LIBOR loans. During the six months ended June 30, 2004 the Company borrowed $7.0 million under the Third Amended and Restated Credit Agreement and repaid $2.5 million and $1.5 million in June 2004 and July 2004, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

This document includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Sources of Capital” regarding the Company’s strategies, plans, objectives, expectations, and future operating results are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, will likely continue and similar terms and phrases, and include all discussions of our plans for the design, development, construction and operation of proposed racetracks and our plans for acquisition of properties and operations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to a number of risks and uncertainties that could cause the statements made to be incorrect and/or for actual results to differ materially. Those risks and uncertainties include but are not limited to weather conditions or road conditions limiting access to the Company’s properties and the cyclical and seasonal nature of the Company’s business, adverse changes in West Virginia video lottery laws or the rates of taxation of video lottery operations, legalization of new forms of gaming in the Company’s target markets, which would lead to increased competition, other significant competition, general economic conditions affecting the resort business, dependence upon key personnel and the ability to attract new personnel, changes in the number of diluted shares, leverage and debt service, expiration, loss or non-renewal of gaming licenses, costs associated with maintenance and expansion of Mountaineer Park’s infrastructure to meet the demands attending increased patronage, costs and risks attending construction, expansion of operations, continued dependence on Mountaineer Park for the vast majority of our revenues, disruption in developing and integrating our Pennsylvania and Ohio operations and other facilities the Company may expand and/or acquire (including Binion’s Horseshoe Hotel and Casino in Las Vegas, Nevada and North Metro Harness Initiative, LLC in Minneapolis, Minnesota), extensive regulation by gaming and racing authorities, regulatory approval of our building plans for Presque Isle Downs and closing on the real property currently under option for the project, or in the alternative, regulatory approval of relocation of Presque Isle Downs to another location that we own or control, environmental laws and potential exposure to environmental liabilities, limited public market and liquidity, shares eligible for future sale, and successful cross-marketing of the Company’s Ohio and planned Pennsylvania operation with Mountaineer Park, impact of anti-takeover measures, and other risks detailed from time to time in our Securities and Exchange Commission filings and press releases. The Company does not intend to update publicly any forward-looking statements, except as may be required by law.

RESULTS OF OPERATIONS

MTR Gaming Group, Inc. (“the Company”), through its wholly owned subsidiaries, owns and operates the Mountaineer Racetrack and Gaming Resort (“Mountaineer Park”) in Chester, West Virginia, Scioto Downs in Columbus , Ohio (a harness racetrack acquired on July 31, 2003), the Ramada Inn and Speedway Casino in North Las Vegas, Nevada (the “Speedway Property”), and until it was sold on March 11, 2003, the Ramada Inn and Speakeasy Casino in Reno, Nevada (the “Reno Property” or, collectively with the Speedway Property, the “Nevada Properties”). Through a newly formed wholly-owned subsidiary, Speakeasy Gaming of Fremont, Inc. (“Speakeasy Fremont”), the Company purchased the assets of Binion’s Horseshoe Hotel and Casino (“Binion’s”) in Las Vegas, Nevada on March 11, 2004 and entered into a Joint Operating License Agreement with an affiliate of Harrah’s Entertainment

(“Harrah’s”) pursuant to which Harrah’s will serve as the primary day-to-day operator of the property on an interim basis. The Company, through its wholly owned subsidiary, Presque Isle Downs, Inc. (“Presque Isle”), has obtained a license to build a thoroughbred racetrack and operate parimutuel wagering in Erie, Pennsylvania, which we intend to build, subject to favorable resolution of a legal challenge to the July 17, 2003 reinstatement of the license and various land acquisition and development risks. Additionally, as a result of gaming legislation passed in Pennsylvania in July 2004 and subject to licensing by a Gaming Commission to be created, the Company anticipates operating slot machines at Presque Isle Downs.

On June 8, 2004, the Company’s new wholly-owned subsidiary, MTR-Harness, Inc. acquired a 50% interest in North Metro Harness Initiative, LLC, a subsidiary of Southwest Casino and Hotel Corporation. North Metro has filed an application with the Minnesota Racing Commission to construct and operate a harness race track and card room in Columbus Township, Anoka County Minnesota approximately 30 miles north of downtown Minneapolis on a 165-acre site currently under option.

On July 29, 2003, Keystone Downs, LLC, an entity in which the Company will own no more than 50%, filed an application to build a new thoroughbred racetrack with parimutuel wagering in Allegheny County, Pennsylvania, northeast of Pittsburgh. Because the new slot machine law does not guarantee slot machines at the proposed Keystone Downs, but does provide for slot machines in downtown Pittsburgh as well as at racetracks that would compete with Keystone Downs, the Company and its development partner are evaluating this project in light of the new law. As of June 30, 2004, the Company has incurred an aggregate of $569,000 of costs related to this development, which includes $485,000 for land options and related costs and $84,000 for licensing costs.

The Company anticipates that Mountaineer Park, particularly gaming operations, will continue to be the dominant factor in the Company’s financial position, operating results and cash flows. Increases in the number of slot machines and periodic legislative enhancements that have permitted more popular types of games and higher wagering limits, as well as the investment in infrastructure and amenities, allow Mountaineer Park to provide patrons a high quality, diverse gaming and entertainment experience in a resort atmosphere. The operating results for the Speedway Property have and may continue to be impacted by increased competition in the North Las Vegas market. The operating results for Scioto Downs include simulcasting (which is operated year round) and live racing (which is conducted from early May through mid-September) have and may continue to be impacted by declining racing handles. In March 2003, the Company sold the Reno Property, which had an operating loss of $320,000 in 2003. During the term of the joint operating license agreement the Company will receive guaranteed payments from Harrah’s that will represent the principal operating revenues for Binion’s. Presque Isle Downs represents a potential source of significant revenues for the Company, particularly in light of recently enacted gaming legislation in Pennsylvania. Upon favorable resolution of the remaining legal challenge to the issuance of the Company’s license, the Company plans to commence construction of the Presque Isle Downs racetrack and facilities. The Pennsylvania gaming legislation enables Presque Isle Downs, subject to necessary licensing by the Gaming Commission that is currently being formed, to operate slot machines (initially 3,000 and ultimately up to 5,000). The Company is optimistic that by the latter half of 2005 a temporary structure can be utilized to house slot machine operations while a permanent facility is constructed. Depending upon the ultimate location of other gaming licensed properties and number of slot machines in Pennsylvania, the Pennsylvania gaming legislation will also create new competition for not only Presque Isle Downs, but also Mountaineer Park.

Unless stated otherwise, references to total revenues, revenues and gross profit (loss) are before deducting promotional allowances.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Revenues and Costs

During the second quarter, the Company’s total revenues increased by $7.7 million to $83.2 million in 2004 from $75.5 million in 2003, an increase of 10.1%. The Company earned revenues for the respective three-month periods in 2004 and 2003 as follows:

	THREE MONTHS ENDED JUNE 30
	2004	2003
Revenues:
Gaming	$69,672,000	$65,167,000
Parimutuel commissions	4,065,000	2,686,000
Food, beverage and lodging	6,423,000	5,839,000
Other	2,992,000	1,815,000
Total revenues	83,152,000	75,507,000
Less promotional allowances	(1,063,000)	(1,190,000)
Net revenues	$82,089,000	$74,317,000

Mountaineer Park’s total revenues increased by $4.8 million, or 6.6%, to $77.9 million during the three months ended June 30, 2004 from $73.1 million during the same period of 2003. Gaming revenues at Mountaineer Park accounted for $4.3 million of the increase, having grown to $67.8 million in 2004 from $63.5 million in 2003. Parimutuel commissions increased by $0.2 million to $2.8 million in 2004. The sources of the remaining revenues for the three-month period of 2004 were $5.2 million from food, beverage and lodging and $2.1 million from other sources.

Scioto Downs, which was acquired on July 31, 2003, contributed incremental total revenues of $2.0 million during the three-month period of 2004. These revenues consisted of $1.2 million from parimutuel commissions, $0.5 million from food and beverage, and $0.3 million from other sources.

The Speedway Property contributed $2.6 million in total revenues during the second quarter of 2004, which was an increase of $0.3 million, or 11.3%, from total revenues of $2.3 million during the same period of 2003. Gaming revenues at the Speedway Property for the three-month period of 2004 were $1.9 million compared to $1.7 million for the same period of 2003. The remaining revenues of $0.7 million were primarily earned from food, beverage and lodging for the three-month period of 2004.

Binion’s, which was acquired on March 11, 2004, contributed incremental total revenues of $0.6 million during the three-month period of 2004. These revenues consisted of guaranteed payments received under the joint operating agreement with Harrah’s.

Promotional allowances during the second quarter decreased by $0.1 million to $1.1 million in 2004 from $1.2 million in 2003, a decrease of 10.7%. This decrease was primarily due to a reduction in the costs of the frequent player club program at Mountaineer Park.

The Company’s total costs of revenues during the second quarter increased by $3.9 million to $53.8 million in 2004 from $49.9 million in 2003, an increase of 7.7%.

Mountaineer Park’s total costs of revenues increased by $2.5 million, or 5.1%, to $50.9 million during the three months ended June 30, 2004 from $48.4 million during the same period of 2003. The costs of gaming at Mountaineer Park accounted for $2.3 million of the increase, having grown to $43.3 million in 2004 from $41.0 million in 2003. The costs of parimutuel commissions increased slightly to $2.0 million in 2004. The sources of the remaining costs for the three-month period of 2004 were $3.6 million from food, beverage and lodging and $2.0 million from other sources.

Scioto Downs incurred incremental total costs of revenues of $1.4 million during the three-month period of 2004. These costs consisted of $0.7 million from parimutuel commissions, $0.5 million from food and beverage, and $0.1 million from other sources.

The Speedway Property incurred $1.5 million in total costs of revenues during the second quarter of 2004, which was a slight decrease from total costs of revenues during the same period of 2003. The costs of gaming at the Speedway Property for the three-month period of 2004 was $0.9 million, which was consistent with the same period of 2003. The remaining costs of revenues of $0.6 million were primarily incurred by food, beverage and lodging for the three-month period of 2004.

Costs of revenues and gross profit (before promotional allowances) earned from operations for the respective three-month periods in 2004 and 2003 were as follows:

	THREE MONTHS ENDED JUNE 30
	2004	2003
Costs of revenues:
Gaming	$44,144,000	$41,874,000
Parimutuel commissions	2,725,000	1,939,000
Food, beverage and lodging	4,776,000	4,204,000
Other	2,130,000	1,910,000
Total costs of revenues	$53,775,000	$49,927,000
Gross profit (loss):
Gaming	$25,528,000	$23,293,000
Parimutuel commissions	1,340,000	747,000
Food, beverage and lodging	1,647,000	1,635,000
Other	862,000	(95,000)
Gross profit (before promotional allowances)	29,377,000	25,580,000
Less promotional allowances	(1,063,000)	(1,190,000)
Total gross profit	$28,314,000	$24,390,000

GAMING OPERATIONS

Total revenues from gaming operations increased by 6.9%, or $4.5 million, to $69.7 million in 2004 from $65.2 million in 2003.

Mountaineer Park had gaming revenues of $67.8 million for the three months ended June 30, 2004 compared to $63.5 million for the same period in 2003, which represents an increase of $4.3 million, or 6.8%. Management attributes the increase to the following factors: (1) the increase in machine count at Mountaineer Park from an average of 3,114 during the second quarter of 2003 to an average of 3,220 during the same period in 2004; (2) new game themes and changes to product mix to meet changing patron interest and demand; and (3) marketing and promotional campaigns.

A summary of gaming revenues for Mountaineer Park, detailing gross wagers less patron payouts (“net win”), for the three months ended June 30, 2004 and 2003 was as follows:

	THREE MONTHS ENDED JUNE 30
	2004	2003
Total gross wagers	$759,457,000	$737,235,000
Less patron payouts	(691,662,000)	(673,775,000)
Revenues—gaming	$67,795,000	$63,460,000
Average number of video lottery terminals	3,220	3,114
Average daily net win per terminal	$231	$224

Mountaineer Park’s facility-wide average daily net win per terminal increased by 3.1% to $231 for the three months ended June 30, 2004 compared to $224 for the same period in 2003. During 2004, the average daily net win per terminal was $238 for coin drop machines and $189 for ticket terminals. The average daily net win per terminal for the lodge-based terminals was $261 compared to $59 for track-based gaming machines, which includes $0 for non-racing days. Track-based gaming rooms are closed on non-racing days and are only open to patrons during limited hours on racing days. Management expects the upward trend in gaming revenues at Mountaineer Park to continue for at least the balance of 2004 and into 2005 based upon the following growth drivers: expanding Mountaineer Park’s geographical reach by marketing the facility as a destination resort and convention complex and continuation of marketing penetration and awareness campaigns. However, the enactment of gaming legislation in Pennsylvania may impact this growth pattern in 2005 and thereafter depending upon the location of gaming facilities and number of slot machines in Pennsylvania. Management also believes, however, that if West Virginia were to enact proposed legislation for table games at the state’s racetracks, Mountaineer Park would increase its market penetration and sustain the upward trend in gaming revenues, notwithstanding new competition from Pennsylvania.

The Speedway Property had gaming revenues of $1.9 million for the three months ended June 30, 2004 compared to $1.7 million for the same period in 2003.

Total costs of gaming operations increased by $2.3 million, or 5.4%, to $44.1 million for the three months ended June 30, 2004 from $41.9 million for the same period in 2003. This increase in costs corresponds with the increase in gaming revenues, and primarily relates to Mountaineer Park’s gaming operations.

Mountaineer Park’s costs of gaming was $43.3 million for the three months ended June 30, 2004 compared to $41.0 million for the same period in 2003, which represents an increase of $2.3 million, or 5.5%. This increase corresponds to the increase in gaming revenues for this property and reflects an increase of $2.5 million in statutory taxes and assessments. This increase was offset in part by decreases in other operating costs, primarily related to salaries, wages and employee benefits.

Included in costs of gaming is Mountaineer Park’s obligation to make payments to funds administered by the State of West Virginia Lottery Commission for certain statutory taxes and assessments. These statutory taxes and assessments are based on percentages of gaming revenues, after the payment of a state administrative fee of 4%, as follows:

	Net Terminal Income
State of West Virginia	30.0%
Hancock County	2.0%
Horseman’s Association (racing purses)	15.5%
Other (Tourism, Employee Pension, Stakes Races, Misc.)	5.5%
Total Statutory Payments	53.0	%(1)

(1)          Excludes a 4% administrative fee charged by the State of West Virginia Lottery Commission based on gaming revenues. The rates above are applied to gaming revenues net of the 4% administrative fee.

The portion of each racetrack’s net win, as calculated on the basis of the State’s June 30 fiscal year, which exceeded that racetrack’s total net win for the twelve months ended June 30, 2001, is referred to as “Excess Net Terminal Income”. The Excess Net Terminal Income is subject to an additional 10% surcharge, after deducting the 4% administrative fee, and a higher tax rate. For Mountaineer Park, the baseline or threshold for Excess Net Terminal Income is fixed at approximately $162 million. Excess Net Terminal Income is distributed as follows:

	Excess Net Terminal Income
State of West Virginia	41.0%
Hancock County	2.0%
Horseman’s Association (racing purses)	9.5%
Other (Tourism, Employee Pension, Stakes Races, Misc.)	5.5%
Total Statutory Payments	58.0	%(1)

(1)          Excludes a 4% administrative fee charged by the State of West Virginia Lottery Commission based on gaming revenues, as well as an additional 10% surcharge once certain levels of gaming revenues are achieved. The rates above are applied to gaming revenues net of the 4% administrative fee and the 10% surcharge.

The reduction in the net win percentage (or conversely the increase in the statutory payments) applicable to Excess Net Terminal Income is reflected by the Company as a cost of gaming during the period that the Company generates the Excess Net Terminal Income. Mountaineer Park exceeded the threshold for Excess Net Terminal Income in late February 2004 versus late March in 2003. Accordingly, Mountaineer Park’s effective rate of video lottery tax was the same for the second quarter of 2003 and 2004; however, the effective tax rate for the first six months of 2004 is higher than the comparable period in 2003.

West Virginia’s video lottery statute also provides for a capital reinvestment fund for each racetrack into which the State contributes 42% of the 10% surcharge attributable to each racetrack. Generally, for each dollar a racetrack expends on qualifying capital improvements for the racetrack, the track will receive a dollar from the capital reinvestment fund. Depending upon the cost of a project, any amount expended in excess of the balance in the capital reinvestment fund may be carried forward three subsequent years. The Company will recognize amounts due from the capital reinvestment fund as the qualifying expenditures are incurred. As of June 30, 2004, the amount due from the capital reinvestment fund was $3.7 million.

On March 21, 2004, the West Virginia Legislature passed SB 197, which, among other things, redeployed to other state purposes a portion of the video lottery proceeds then on deposit that had been reserved for the state’s Tourism Promotion Fund from which Mountaineer Park had been obtaining reimbursement for 50% of the cost of qualifying advertisements. The Tourism Board froze advertising grants during the second quarter of 2004 while it made administrative changes to implement the change in law. Effective July 1, 2004, the percentage of video lottery revenue dedicated to the Tourism Promotion Fund was reduced from 3% to 1.375%. These changes will not impact the amounts retained by the Company.

The statutory taxes and assessments paid to these funds are included in “Costs of Gaming” in the Condensed and Consolidated Statements of Operations. These costs, including the 4% state administrative fee and Mountaineer Park’s share of capital reinvestment funds, for the respective three-month periods were as follows:

	THREE MONTHS ENDED JUNE 30
	2004	2003
Employees Pension Fund	$293,000	$274,000
Horsemen’s Purse Fund	5,565,000	5,213,000
SUBTOTAL	5,858,000	5,487,000
State of West Virginia	30,502,000	28,671,000
Tourism Promotion Fund	1,757,000	1,646,000
Hancock County	1,171,000	1,097,000
Stakes Races	586,000	549,000
Miscellaneous state projects	586,000	549,000
	$40,460,000	$37,999,000

PARIMUTUEL COMMISSIONS

Parimutuel commissions is a predetermined percentage of the total amount wagered (wagering handle), with a higher commission earned on a more exotic wager, such as a trifecta, than on a single horse wager, such as a win, place or show. In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The total wagering handle is composed of the amounts wagered by each individual according to the wagering activity. The total amounts wagered form a pool of funds, from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts a “take-out” or gross commission from the amounts wagered, from which the racetrack pays state and county taxes and racing purses. The Company’s parimutuel commission rates are fixed as a percentage of the total wagering handle or total amounts wagered.

Total revenues from parimutuel commissions increased by 51.3%, or $1.4 million, to $4.1 million in 2004 from $2.7 million in 2003. This increase was primarily due to incremental revenues earned from Scioto Downs. Parimutuel commissions from Scioto Downs were $1.2 million during the three months ended June 30, 2004, after the deductions for purses and parimutuel taxes. Scioto Downs’ live racing season runs from May to September and simulcasting operates year-round.

Mountaineer Park had parimutuel commissions of $2.8 million for the three months ended June 30, 2004 compared to $2.6 million for the same period in 2003, which represents an increase of $0.2 million, or 5.8%. A summary of parimutuel commissions for Mountaineer Park, detailing gross handles less patron payouts and deductions, for the three months ended June 30, 2004 and 2003 was as follows:

	THREE MONTHS ENDED JUNE 30
	2004	2003
Import simulcast racing parimutuel handle	$5,944,000	$6,289,000
Live racing parimutuel handle	4,241,000	4,629,000
Less patrons’ winning tickets	(8,037,000)	(8,659,000)
	2,148,000	2,259,000
Revenues—export simulcast	3,208,000	2,762,000
	5,356,000	5,021,000
Less:
State and county parimutuel tax	(133,000)	(125,000)
Purses and Horsemen’s Association	(2,381,000)	(2,210,000)
Revenues—parimutuel commissions	$2,842,000	$2,686,000

The increase in parimutuel commissions can be attributed to a 16% growth in export simulcast revenue, offset in part by a decline in live and import simulcast revenue. The increase in the export simulcast revenue is attributable to racing four additional days in this quarter as compared to the same period in 2003, increased interest in Mountaineer Park’s racing product and an increase in the number of export sites. As of June 30, 2004, the number of export simulcast sites increased to 787 as compared to 704 as of June 30, 2003. The decline in live and simulcast handle and related parimutuel commissions reflects decreased attendance and the ability of patrons to place parimutuel wagers via telephone (where permitted by law) and the Internet.

Management remains optimistic that Mountaineer Park’s export simulcast business will continue to grow as the Company is able to add new outlets, but not at the levels achieved in 2003, because growth through prior periods exceeded expectations and state laws limit the number of available outlets. Live racing and import simulcast are expected to continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or growth in the utilization of telephone and/or Internet wagering).

Total costs of parimutuel commissions include the salaries, wages and benefits of racing personnel and other racing-related operating costs. The costs of parimutuel commissions increased by $0.8 million or 40.5%, to $2.7 million for the three months ended June 30, 2004 from $1.9 million for the same period in 2003. This increase was primarily due to incremental costs incurred by Scioto Downs. Costs of parimutuel commissions from Scioto Downs was $0.7 million during the three months ended June 30, 2004.

FOOD, BEVERAGE AND LODGING OPERATIONS

Total revenues from food, beverage and lodging operations increased by 10.0%, or $0.6 million, to $6.4 million in 2004 from $5.8 million in 2003.

Food and beverage outlets accounted for the revenue increase, which represented a 14.7% increase over the food and beverage revenues earned during the second quarter of 2003. This increase was primarily due to incremental revenues of nearly $0.5 million earned from Scioto Downs. Mountaineer Park had food and beverage revenues of $3.5 million for the three months ended June 30, 2004 compared to $3.4 million for the same period in 2003. This increase resulted from increased patron traffic. At the Speedway Property, food and beverage revenues increased slightly to $0.4 million during the three-month period of 2004.

Lodging revenues remained consistent at $2.0 million for the three months ended June 30, 2004 compared to the same period in 2003. Mountaineer Park and the Speedway Property had lodging revenues of $1.7 million and $0.3 million, respectively, during the three-month period of 2004. During the second quarter of 2004, the average daily room rate and occupancy rate for the Grande Hotel at Mountaineer Park were $81.57 and 68.0%, respectively, compared to $81.94 and 69.9%, respectively, during the second quarter of 2003. The average occupancy and daily room rates reflect a shift of group room utilization to the third quarter of 2004, offset in part by an increase in mid-week promotional programs offered to gaming patrons during 2004.

Total costs of food, beverage and lodging increased by $0.6 million, or 13.6%, to $4.8 million for the three months ended June 30, 2004 from $4.2 million for the same period in 2003.

Food and beverage outlets accounted for the increase in costs, which represented an 18.0% increase over the food and beverage costs incurred during the second quarter of 2003. This increase was primarily due to incremental costs of $0.5 million incurred by Scioto Downs. Mountaineer Park had food and beverage costs of $3.2 million for the three months ended June 30, 2004 compared to $3.1 million for the same period in 2003. This increase resulted from increased patron traffic. At the Speedway Property, food and beverage revenues increased slightly to $0.5 million during the three-month period of 2004.

Lodging costs decreased slightly to $0.5 million for the three months ended June 30, 2004 compared to the same period in 2003. Mountaineer Park and the Speedway Property incurred lodging costs of $0.4 million and $0.2 million, respectively, during the three-month period of 2004.

OTHER REVENUES

Other revenues increased by 64.9%, or $1.2 million, to $3.0 million in 2004 from $1.8 million in 2003. Other operating revenues are primarily derived by Binion’s for guaranteed payments received under a joint operating agreement with Harrah’s, and by Mountaineer Park from special events at The Harv and Convention Center; the operations of the Spa, Fitness Center, retail outlets and golf course; and from the sale of programs, admission fees, lottery tickets, check cashing and ATM services.

Mountaineer Park had other revenues of $2.1 million for the three months ended June 30, 2004 compared to $1.8 million for the same period in 2003. The revenue from entertainment events held at Mountaineer Park in the second quarter of 2004 increased by $0.2 million compared to the same period in 2003 due to a greater number of events in 2004. In addition, increased revenues of $0.3 million were from commissions earned on check cashing and credit card advances. These increases were offset by a decrease in Convention Center revenues of $0.1 million in 2004 due to reduced catering sales.

Scioto Downs contributed incremental other revenues of $0.3 million during the three months ended June 30, 2004, and Binion’s contributed incremental other revenues of $0.6 million during the same period.

Costs of other revenues increased by $0.2 million, or 11.5%, to $2.1 million for the three months ended June 30, 2004 from $1.9 million for the same period in 2003. This increase was partially due to incremental costs incurred by Scioto Downs, which were $0.1 million during the three months ended June 30, 2004.

Mountaineer Park’s costs of other revenues were $2.0 million in 2004 compared to $1.9 million in 2003. This increase corresponds to the increase in other revenues. Specifically, costs incurred for entertainment events held at Mountaineer Park and expenses incurred for commission revenues in the second quarter of 2004 increased by $0.2 million and $0.1 million, respectively, compared to the same period in 2003. These increases were offset by a $0.1 million decrease in costs incurred by the retail outlets due in part to changes in inventory levels.

MARKETING AND PROMOTIONS EXPENSE

Marketing and promotions expense increased by $0.9 million, or 44.5%, to $3.0 million for the three months ended June 30, 2004 from $2.1 million for the same period in 2003. Marketing and promotions expense as a percentage of total revenues increased to 3.6% during 2004 compared to 2.7% during 2003.

Mountaineer Park incurred marketing and promotions expense of $2.5 million for the three months ended June 30, 2004 compared to $1.8 million for the same period in 2003. The increase in expense was primarily due to Mountaineer Park not receiving advertising grant reimbursements from the State of West Virginia due to  changes in the administration of the West Virginia Tourism Board’s advertising reimbursement program (occasioned by a change in state law) that resulted in a temporary freeze of this program. See Note 2 to the accompanying unaudited financial statements. During the three-month period of 2003, Mountaineer Park received an aggregate of $470,000 of advertising grant reimbursements. Management anticipates that advertising grants received during the second half of 2004 will be comparable to those grants received during the second half of 2003. In addition, increases in salaries and wages and media advertising costs contributed to the overall increase in marketing and promotions expense.

Scioto Downs incurred incremental marketing and promotions expense of $0.2 million during the three-month period of 2004, and the Speedway Property incurred $0.3 million of expense during 2004 compared to $0.2 million during 2003.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense increased by $2.0 million, or 21.2%, to $11.5 million for the three months ended June 30, 2004 from $9.5 million for the same period in 2003. General and administrative expense as a percentage of total revenues increased to 13.9% during 2004 compared to 12.6% during 2003.

Mountaineer Park incurred general and administrative expense of $7.7 million for the three months ended June 30, 2004 compared to $7.3 million for the same period in 2003. The increase in expense was primarily due to higher real estate taxes ($187,000) and salaries and wages ($326,000), offset by a decrease in property insurance ($106,000).

Scioto Downs incurred incremental general and administrative expense of $0.9 million during the three-month period of 2004, and the Speedway Property incurred $0.6 million of expense during 2004 compared to $0.5 million during 2003.

In addition, the Company incurred additional expenses during 2004 for franchise taxes ($114,000), deferred compensation expenses ($308,000) and professional services fees ($248,000), partially related to compliance with the Sarbanes-Oxley Act of 2002 and development activities.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased by $1.2 million, or 26.3%, to $5.6 million for the three months ended June 30, 2004 from $4.4 million for the same period in 2003. This increase reflects the $43.2 million increase in fixed assets (exclusive of land and construction in progress) at June 30, 2004 in comparison to June 30, 2003. Incremental depreciation and amortization expense relating to Scioto Downs and Binion’s amounted to $0.2 million and $0.4 million, respectively, during the three-month period of 2004.

INTEREST

Interest expense increased to $3.5 million for the three months ended June 30, 2004 from $3.4 million for the same period in 2003. This increase is attributable to increased borrowing levels under the Company’s credit facility.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Revenues and Costs

During the six-month period, the Company’s total revenues increased by $19.7 million to $158.8 million in 2004 from $139.1 million in 2003, an increase of 14.2%. The Company earned revenues for the respective six-month periods in 2004 and 2003 as follows:

	SIX MONTHS ENDED JUNE 30
	2004	2003
Revenues:
Gaming	$136,132,000	$121,507,000
Parimutuel commissions	6,273,000	4,432,000
Food, beverage and lodging	11,845,000	10,421,000
Other	4,597,000	2,749,000
Total revenues	158,847,000	139,109,000
Less promotional allowances	(2,169,000)	(2,345,000)
Net revenues	$156,678,000	$136,764,000

Mountaineer Park’s total revenues increased by $15.6 million, or 11.6%, to $149.9 million during the six months ended June 30, 2004 from $134.3 million during the same period of 2003. Gaming revenues at Mountaineer Park accounted for $14.3 million of the increase, having grown to $132.3 million in 2004 from $118.0 million in 2003. Parimutuel commissions remained constant at $4.4 million in 2004. The sources of the remaining revenues for the six-month period of 2004 were $9.8 million from food, beverage and lodging and $3.3 million from other sources.

Scioto Downs, which was acquired on July 31, 2003, contributed incremental total revenues of $2.8 million during the six-month period of 2004. These revenues consisted of $1.8 million from parimutuel commissions, $0.6 million from food and beverage, and $0.4 million from other sources.

The Speedway Property contributed $5.2 million in total revenues during the six-month period of 2004, which was an increase of $0.5 million, or 10.7%, from total revenues of $4.7 million during the same period of 2003. Gaming revenues at the Speedway Property for the six-month period of 2004 were $3.8 million compared to $3.5 million for the same period of 2003. The remaining revenues of $1.4 million were primarily earned from food, beverage and lodging for the six-month period of 2004.

Binion’s, which was acquired on March 11, 2004, contributed incremental total revenues of $0.9 million during the six-month period of 2004. These revenues consisted of guaranteed payments received under the joint operating agreement with Harrah’s.

Promotional allowances during the six-month period decreased by $0.2 million to $2.2 million in 2004 from $2.3 million in 2003, a decrease of 7.5%. This decrease was primarily due to a reduction in Mountaineer Park’s costs of the frequent player club program in the second quarter of 2004.

The Company’s total costs of revenues during the six-month period increased by $11.8 million to $102.3 million in 2004 from $90.5 million in 2003, an increase of 13.0%.

Mountaineer Park’s total costs of revenues increased by $10.0 million, or 11.4%, to $97.4 million during the six months ended June 30, 2004 from $87.4 million during the same period of 2003. The costs of gaming at Mountaineer Park accounted for $8.6 million of the increase, having grown to $82.7 million in 2004 from $74.1 million in 2003. The costs of parimutuel commissions increased by $0.1 million to $3.6 million in 2004. The sources of the remaining costs for the six-month period of 2004 were $7.1 million from food, beverage and lodging and $4.0 million from other sources.

Scioto Downs incurred incremental total costs of revenues of $1.9 million during the six-month period of 2004. These costs consisted of $1.1 million from parimutuel commissions, $0.6 million from food and beverage, and $0.2 million from other sources.

The Speedway Property incurred $3.0 million in total costs of revenues during the six-month period of 2004, which was a slight decrease from total costs of revenues during the same period of 2003. The costs of gaming at the Speedway Property for the six-month period of 2004 was $1.7 million, which was consistent with the same period of 2003. The remaining costs of revenues of $1.3 million were primarily incurred by food, beverage and lodging for the six-month period of 2004.

Costs of revenues and gross profit (before promotional allowances) earned from operations for the respective six-month periods in 2004 and 2003 were as follows:

	SIX MONTHS ENDED JUNE 30
	2004	2003
Costs of revenues:
Gaming	$84,425,000	$75,795,000
Parimutuel commissions	4,699,000	3,526,000
Food, beverage and lodging	8,993,000	7,922,000
Other	4,148,000	3,262,000
Total costs of revenues	$102,265,000	$90,505,000
Gross profit (loss):
Gaming	$51,707,000	$45,712,000
Parimutuel commissions	1,574,000	906,000
Food, beverage and lodging	2,852,000	2,499,000
Other	449,000	(513,000)
Gross profit (before promotional allowances)	56,582,000	48,604,000
Less promotional allowances	(2,169,000)	(2,345,000)
Total gross profit	$54,413,000	$46,259,000

GAMING OPERATIONS

Total revenues from gaming operations increased by 12.0%, or $14.6 million, to $136.1 million in 2004 from $121.5 million in 2003.

Mountaineer Park had gaming revenues of $132.3 million for the six months ended June 30, 2004 compared to $118.0 million for the same period in 2003, which represents an increase of $14.3 million, or 12.1%. Management attributes the increase to the following factors: (1) the increase in machine count at Mountaineer Park from an average of 2,897 during the six-month period of 2003 to an average of 3,220 during the same period in 2004; (2) new game themes and changes to product mix to meet changing patron interest and demand; and (3) marketing and promotional campaigns.

A summary of gaming revenues for Mountaineer Park, detailing gross wagers less patron payouts (“net win”), for the six months ended June 30, 2004 and 2003 was as follows:

	SIX MONTHS ENDED JUNE 30
	2004	2003
Total gross wagers	$1,484,190,000	$1,371,452,000
Less patron payouts	(1,351,857,000)	(1,253,419,000)
Revenues—gaming	$132,333,000	$118,033,000
Average number of video lottery terminals	3,220	2,897
Average daily net win per terminal	$226	$213

Mountaineer Park’s facility-wide average daily net win per terminal increased by 6.1% to $226 for the six months ended June 30, 2004 compared to $213 for the same period in 2003. During 2004, the average daily net win per terminal was $234 for coin drop machines and $179 for ticket terminals. The average daily net win per terminal for the lodge-based terminals was $256 compared to $45 for track-based gaming machines, which includes $0 for non-racing days. Track-based gaming rooms are closed on non-racing days and are only open to patrons during limited hours on racing days. Management expects the upward trend in gaming revenues at Mountaineer Park to continue for at least the balance of 2004 and into 2005 based upon the following growth drivers: expanding Mountaineer Park’s geographical reach by marketing the facility as a destination resort and convention complex and continuation of marketing penetration and awareness campaigns. However, the enactment of gaming legislation in Pennsylvania may impact this growth pattern in 2005 and thereafter depending upon the location of gaming facilities and number of slot machines in Pennsylvania. Management also believes, however, that if West Virginia were to enact proposed legislation for table games at the state’s racetracks, Mountaineer Park would increase its market penetration and sustain the upward trend in gaming revenues, notwithstanding new competition from Pennsylvania. The Speedway Property had gaming revenues of $3.8 million for the six months ended June 30, 2004 compared to $3.5 million for the same period in 2003.

Total costs of gaming operations increased by $8.6 million, or 11.4%, to $84.4 million for the six months ended June 30, 2004 from $75.8 million for the same period in 2003. This increase in costs corresponds with the increase in gaming revenues, and primarily relates to Mountaineer Park’s gaming operations.

Mountaineer Park’s costs of gaming was $82.7 million for the six months ended June 30, 2004 compared to $74.0 million for the same period in 2003, which represents an increase of $8.7 million, or 11.7%. This increase corresponds to the increase in gaming revenues for this property and reflects an increase of $8.9 million in statutory taxes and assessments, which includes approximately $1 million (net of Mountaineer Park’s share of capital reinvestment funds) which was the result of generating Excess Net Terminal Income, and thus triggering the 10% surcharge and higher tax rate, one month earlier in 2004 than in 2003. This increase was offset in part by decreases in other operating costs, primarily related to salaries, wages and employee benefits. The statutory taxes and assessments paid to funds administered by the State of West Virginia Lottery Commission, as previously discussed in Management’s Discussion and Analysis of  the three months ended June 30, 2004 compared to the three months ended June 30, 2003, are included in “Costs of Gaming” in the Condensed and Consolidated Statements of Operations. These costs, including the 4% state administrative fee and Mountaineer Park’s share of capital reinvestment funds, for the respective six-month periods were as follows:

	SIX MONTHS ENDED JUNE 30
	2004	2003
Employees Pension Fund	$591,000	$533,000
Horsemen’s Purse Fund	13,542,000	12,957,000
SUBTOTAL	14,133,000	13,490,000
State of West Virginia	54,658,000	47,192,000
Tourism Promotion Fund	3,546,000	3,203,000
Hancock County	2,364,000	2,135,000
Stakes Races	1,182,000	1,068,000
Miscellaneous state projects	1,182,000	1,068,000
	$77,065,000	$68,156,000

PARIMUTUEL COMMISSIONS

Total revenues from parimutuel commissions increased by 41.5%, or $1.9 million, to $6.3 million in 2004 from $4.4 million in 2003. This increase was primarily due to incremental revenues earned from Scioto Downs. Parimutuel commissions from Scioto Downs were $1.8 million during the six months ended June 30, 2004, after the deductions for purses and parimutuel taxes. Scioto Downs’ live racing season runs from May to September and simulcasting operates year-round.

Mountaineer Park’s parimutuel commissions remained constant during the six-month periods at $4.4 million. A summary of parimutuel commissions for Mountaineer Park, detailing gross handles less patron payouts and deductions, for the six months ended June 30, 2004 and 2003 was as follows:

	SIX MONTHS ENDED JUNE 30
	2004	2003
Import simulcast racing parimutuel handle	$10,649,000	$11,957,000
Live racing parimutuel handle	6,005,000	6,841,000
Less patrons’ winning tickets	(13,128,000)	(14,820,000)
	3,526,000	3,978,000
Revenues—export simulcast	4,719,000	4,310,000
	8,245,000	8,288,000
Less:
State and county parimutuel tax	(222,000)	(228,000)
Purses and Horsemen’s Association	(3,615,000)	(3,628,000)
Revenues—parimutuel commissions	$4,408,000	$4,432,000

The decrease in Mountaineer Park’s live and import simulcast racing handle and related parimutuel commissions is primarily attributable to the ability of patrons to place parimutuel wagers via telephone (where permitted by law) and the Internet. In addition, Mountaineer Park did not conduct live racing or simulcasting during the first ten days of the January 2004 as a result of contract negotiations with the HBPA. Ultimately, however, Mountaineer Park has raced the same number of days during the first six months of 2004 compared to the same period in 2003. This decline in live and import simulcast revenue was offset by an increase in export simulcast revenue. The increase in export simulcast revenue is attributable to increased interest in Mountaineer Park’s racing product and an increase in the number of export sites. As of June 30, 2004, the number of export simulcast sites increased to 787 as compared to 704 as of June 30, 2003.

Management remains optimistic that Mountaineer Park’s export simulcast business will continue to grow as the Company is able to add new outlets, but not at the levels achieved in 2003, because growth through prior periods exceeded expectations and state laws limit the number of available outlets. Live racing and import simulcast are expected to continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or growth in the utilization of telephone and/or Internet wagering).

Total costs of parimutuel commissions include the salaries, wages and benefits of racing personnel and other racing-related operating costs. The costs of parimutuel commissions increased by $1.2 million or 33.3%, to $4.7 million for the six months ended June 30, 2004 from $3.5 million for the same period in 2003. This increase was primarily due to incremental costs incurred by Scioto Downs. Costs of parimutuel commissions from Scioto Downs was $1.1 million during the six months ended June 30, 2004.

FOOD, BEVERAGE AND LODGING OPERATIONS

Total revenues from food, beverage and lodging operations increased by 13.7%, or $1.4 million, to $11.8 million in 2004 from $10.4 million in 2003.

Food and beverage outlets accounted for the revenue increase, which represented a 16.4% increase over the food and beverage revenues earned during the six-month period of 2003. This increase was primarily due to incremental revenues of $0.6 million earned from Scioto Downs. Mountaineer Park had food and beverage revenues of $6.7 million for the six months ended June 30, 2004 compared to $6.2 million for the same period in 2003. This increase resulted from increased patron traffic and expansion and remodeling of the Gatsby restaurant that was completed and reopened in May 2003. At the Speedway Property, food and beverage revenues increased to $0.8 million during the six-month period of 2004 compared to $0.7 million for the same period of 2003.

Lodging revenues increased by 8.2%, or $0.3 million, to $3.8 million in 2004 from $3.5 million in 2003. Mountaineer Park and the Speedway Property had lodging revenues of $3.2 million and $0.6 million, respectively, during the six-month period of 2004. The average daily room rate for the Grande Hotel at Mountaineer Park decreased to $74.91 during 2004 from $78.79 during 2003, but the average occupancy rate increased to 67.3% during 2004 from 61.3% during 2003. The average occupancy and daily room rates reflect mid-week promotional programs offered to gaming patrons during 2004.

Total costs of food, beverage and lodging increased by $1.1 million, or 13.5%, to $9.0 million for the six months ended June 30, 2004 from $7.9 million for the same period in 2003.

Food and beverage outlets accounted for the increase in costs, which represented an 18.3% increase over the food and beverage costs incurred during the six-month period of 2003. This increase was partially due to incremental costs of $0.6 million incurred by Scioto Downs. Mountaineer Park had food and beverage costs of $6.3 million for the six months ended June 30, 2004 compared to $5.7 million for the same period in 2003. This increase resulted from increased patron traffic and corresponds in part to the increase in revenues and to increased salaries, wages and benefit costs. At the Speedway Property, food and beverage revenues increased slightly to $0.9 million during the six-month period of 2004.

Lodging costs decreased to $1.1 million for the six months ended June 30, 2004 compared to $1.3 million for the same period in 2003. Mountaineer Park and the Speedway Property incurred lodging costs of $0.8 million and $0.3 million, respectively, during the six-month period of 2004.

OTHER REVENUES

Other revenues increased by 67.2%, or $1.9 million, to $4.6 million in 2004 from $2.7 million in 2003. Other operating revenues are primarily derived by Binion’s for guaranteed payments received under a joint operating agreement with Harrah’s, and by Mountaineer Park from special events at The Harv and Convention Center; the operations of the Spa, Fitness Center, retail outlets and golf course; and from the sale of programs, admission fees, lottery tickets, check cashing and ATM services.

Mountaineer Park had other revenues of $3.3 million for the six months ended June 30, 2004 compared to $2.7 million for the same period in 2003. The revenue from entertainment events held at Mountaineer Park during the six months ended June 30, 2004 increased by $0.2 million compared to the same period in 2003 due to a greater number of events in 2004. In addition, increased revenues of $0.4 million were from commissions earned on check cashing and credit card advances, as well as ATM usage and increased retail and spa sales.

Scioto Downs contributed incremental other revenues of $0.4 million during the six months ended June 30, 2004, and Binion’s contributed incremental other revenues of $0.9 million during the same period.

Costs of other revenues increased by $0.8 million, or 27.2%, to $4.1 million for the six months ended June 30, 2004 from $3.3 million for the same period in 2003. This increase was partially due to incremental costs incurred by Scioto Downs, which were $0.2 million during the six months ended June 30, 2004.

Mountaineer Park’s costs of other revenues were $4.0 million in 2004 compared to $3.3 million in 2003. This increase corresponds to the increase in other revenues. Specifically, costs incurred for entertainment events held at Mountaineer Park and expenses incurred for commission revenues in the six-month period of 2004 increased by $0.5 million and $0.2 million, respectively, compared to the same period of 2003. In addition, costs incurred at the Convention Center increased by $0.1 million attributable to an overall increase in costs associated with Convention Center operations. These increases were offset by a $0.1 million decrease in costs incurred by the retail outlets due in part to changes in inventory levels.

MARKETING AND PROMOTIONS EXPENSE

Marketing and promotions expense increased by $1.5 million, or 42.4%, to $5.2 million for the six months ended June 30, 2004 from $3.7 million for the same period in 2003. Marketing and promotions expense as a percentage of total revenues increased to 3.3% during 2004 compared to 2.6% during 2003.

Mountaineer Park incurred marking and promotions expense of $4.5 million for the six months ended June 30, 2004 compared to $3.2 million for the same period in 2003. The increase in expense was partially due to Mountaineer Park not receiving expected advertising grant reimbursements from the State of West Virginia due to changes in the administration of the West Virginia Tourism Board’s advertising reimbursement program (occasioned by a change in state law) that resulted in a temporary freeze of this program. See Note 2 to the accompanying unaudited financial statements. During the six-month period of 2003, Mountaineer Park received an aggregate of $545,000 of advertising grant reimbursements. Management anticipates that advertising grants received during the second half of 2004 will be comparable to those grants received during the second half of 2003. In addition, increases in media advertising costs and salaries and wages contributed to the overall increase in marketing and promotions expense.

Scioto Downs incurred incremental marketing and promotions expense of $0.2 million during the six-month period of 2004, and the Speedway Property incurred $0.6 million of expense during 2004 compared to $0.5 million during 2003.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense increased by $3.4 million, or 17.9%, to $22.3 million for the six months ended June 30, 2004 from $18.9 million for the same period in 2003. General and administrative expense as a percentage of total revenues increased to 14.1% during 2004 compared to 13.6% during 2003.

Mountaineer Park incurred general and administrative expense of $15.3 million for the six months ended June 30, 2004 compared to $14.3 million for the same period in 2003. The increase in expense was primarily due to higher real estate taxes ($375,000) and salaries and wages ($417,000), as well as increases in repairs and maintenance costs and outside consulting costs.

Scioto Downs incurred incremental general and administrative expense of $1.8 million during the six-month period of 2004, and the Speedway Property incurred $1.2 million of expense during 2004 compared to $1.1 million during 2003.

In addition, the Company incurred additional expenses during 2004 for franchise taxes ($121,000), deferred compensation expenses ($352,000) and professional services fees ($308,000), partially related to compliance with the Sarbanes-Oxley Act of 2002 and development activities.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased by $1.9 million, or 22.2%, to $10.5 million for the six months ended June 30, 2004 from $8.6 million for the same period in 2003. This increase reflects the $43.2 million increase in fixed assets (exclusive of land and construction in progress) at June 30, 2004 in comparison to June 30, 2003. Incremental depreciation and amortization expense relating to Scioto Downs and Binion’s amounted to $0.4 million and $0.5 million, respectively, during the six-month period of 2004.

INTEREST

Interest expense increased to $6.9 million for the six months ended June 30, 2004 from $4.9 million for the same period in 2003. This increase is attributable to a higher effective interest rate and increased borrowing levels, consisting principally of the issuance of $130 million of 9.75% senior unsecured notes in March 2003.

CASH FLOWS

The Company’s operating activities produced $20.9 million in cash flow during the six months ended June 30, 2004, compared to $16.7 million during the same period of 2003. Current period non-cash expenses included $10.5 million of depreciation and amortization.

Net cash used in investing activities was $33.9 million during the six months ended June 30, 2004, compared to $10.6 million during the same period of 2003. In 2004, the Company invested $6.7 million in acquisitions of property and equipment and other capital improvements compared to $7.8 million in 2003. Deposits and other assets increased to $4.3 million during the six-month period of 2004 versus $3.7 million during the same period of 2003. Additionally, the Company acquired Binion’s Horseshoe Hotel and Casino with an acquisition cost of $22.6 million in March 2004.

Net cash provided by financing activities was $1.7 million during the six months ended June 30, 2004, compared to $23.9 million during the same period of 2003. In 2004, the Company had net borrowings of $0.9 million. In 2003, the Company received $128.4 million of proceeds from the issuance of long-term debt, which includes $124.1 million from the sale of senior unsecured notes. These proceeds were used to repay approximately $96.8 million of amounts due under long-term debt and capital leases, including $93.4 million outstanding under its second amended and restated credit agreement.

LIQUIDITY AND SOURCES OF CAPITAL

The Company’s working capital balance was $12.0 million at June 30, 2004, and its unrestricted cash balance amounted to $15.5 million. At June 30, 2004, the balances in bank accounts owned by Mountaineer Park’s horsemen, but to which the Company contributes funds for racing purses, exceeded the Company’s purse payment obligations by $2.6 million. This amount is available for payment of future purse obligations at the discretion of the Company and in accordance with the terms of its agreement with the HBPA. The Company also earns the interest on balances in these accounts.

On March 25, 2003, the Company consummated the private sale of $130.0 million of 9.75% senior unsecured notes pursuant to Rule 144A. The Company’s net proceeds after discounts, fees, and expenses of the offering were approximately $124.1 million, of which approximately $93.4 million was used to repay all amounts outstanding and due under the Second Amended and Restated Credit Agreement. The balance of the proceeds, which were available for our general corporate purposes, together with some of the Company’s cash from operations, have been used in part to fund the $19.7 million acquisition of Scioto Downs, Inc. in July 2003 and the $22.1 million acquisition of Binion’s Horseshoe Hotel and Casino in March 2004. The senior unsecured notes mature on April 1, 2010. On or prior to April 1, 2006 the Company may redeem up to 35% of the aggregate principal amount of the senior unsecured notes, plus accrued and unpaid interest, with the net cash proceeds of certain public offerings of the Company’s stock. On or after April 1, 2007, the Company may redeem all or a portion of the senior unsecured notes at a premium that will decrease over time as set forth in the agreement, plus accrued and unpaid interest.

On March 28, 2003, the Company entered into the Third Amended and Restated Revolving Credit Agreement in the amount of $50.0 million with Wells Fargo Bank. Under the Third Amended and Restated Credit Agreement, up to $10.0 million is available for use in connection with letters of credit, and up to $10.0 million in short term funds is available for use under a “swing line” facility on same day notice to lenders. Obligations under the Third Amended and Restated Credit Agreement are guaranteed by each of the Company’s operating subsidiaries. Borrowings under the Third Amended and Restated Credit Agreement and the subsidiary guarantees are secured by substantially all of the assets of the Company and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees. In general, borrowings under the Third Amended and Restated Credit Agreement will bear interest based, at the Company’s option, on either the agent bank’s base rate or LIBOR, in each case plus a margin. The applicable margin will be based on the leverage ratio at the time and will range form 75 to 275 basis points for base rate loans and 200 to 400 basis points for LIBOR loans. Loans under the Third Amended and Restated Credit Agreement mature in 2008, five years after the date of execution of the Credit Agreement. The Third Amended and Restated Credit Agreement contains certain financial covenants that require us to satisfy, on a consolidated basis, specified quarterly financial tests. The Third Amended and Restated Credit Agreement permits us to finance separately up to $35 million for equipment, including gaming equipment, during the term of the credit facility. The Company has various arrangements with banks and their affiliated leasing companies for such equipment financing. As of June 30, 2004, the aggregate outstanding principal balance related to equipment financing was $6.5 million. The Company must also pay a quarterly non-usage commitment fee for the Third Amended and Restated Credit Agreement that is based upon the leverage ratio. As of June 30, 2004 the Company has drawn $4.5 million on the credit facility. In July 2004, an additional $1.5 million was repaid on the credit facility. A letter of credit for $645,000 is also outstanding. The Third Amended and Restated Credit Agreement also contains covenants that restrict our ability to make investments, incur additional indebtedness, incur guarantee obligations, pay dividends, create liens on assets, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates. A failure to comply with the restrictions contained in our senior secured credit facility and the indentures governing our senior unsecured notes could lead to an event of default hereunder which could result in an acceleration of such indebtedness.

CAPITAL IMPROVEMENTS.    During the six months ended June 30, 2004 the Company spent $6.7 million for capital improvements, equipment and land acquisitions. During the balance of 2004 the Company expects to spend approximately $10-13 million on capital additions.

On March 11, 2004, the Company completed the acquisition of Binion’s Horseshoe Hotel and Casino in downtown Las Vegas and entered into a Joint Operating License Agreement with an affiliate of Harrah’s Entertainment, Inc. (Harrah’s). The Company’s newly formed wholly owned subsidiary, Speakeasy Gaming of Fremont, Inc., obtained title to the property and equipment for $20 million, free and clear of all debts, subject to increase by $5.0 million if, at the termination of the Joint Operating Agreement, Harrah’s has achieved certain operational milestones. Separately, the Company purchased for $1.8 million a parcel of land previously subject to a ground lease with annual rent payments of $232,500. The Company also assumed or entered into ground leases for certain portions of the acreage upon which the property is situated. The leases have terms ranging from 28 to 71 years and aggregate current annual rentals of approximately $6.2 million. The rentals are subject to certain periodic increases. The purchase price was funded with cash on hand and borrowings of $1.8 million under the Company’s revolving credit facility. Pursuant to the Joint Operating License Agreement, Harrah’s will serve as the primary day-to-day operator of the property on an interim basis, subject to certain oversight and review by a joint committee of the two companies. The joint operating agreement will have an initial term of one year that can be extended by Harrah’s for up to an additional two years. During the term of the joint operating agreement the Company will receive certain guaranteed payments, net of all of the property’s operating expenses including the ground leases. The property, which had been closed since January 9, 2004 when gaming and federal regulators forced the shutdown of the hotel and casino, reopened on April 1, 2004.

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

Commitments and Contingencies

On September 26, 2003, the Company was granted a license from the Pennsylvania State Horse Racing Commission to build a thoroughbred horse racetrack and conduct parimutuel wagering in Erie, Pennsylvania. The currently licensed site for Presque Isle Downs is a 263.6 acre site on Route 97 (the “Licensed Site”). In April 2004, the Company purchased parcels aggregating approximately 110 acres of the Licensed Site and has options on the remainder, which can be exercised for a total of approximately $6.4 million. The Company also previously purchased for $4.5 million a 212.6 acre site known as the Green Shingle, which is improved with 30 acres of paved parking lots and several buildings. In March of 2004, through an agent, the Company executed a purchase agreement, subject to the Company’s due diligence investigation, for a third site, known as the International Paper Site, comprised of approximately 205 acres on Lake Erie. The purchase price would be $2.0 million. Any change in the location for the project would require regulatory approval. The Company has filed a motion with the Racing Commission to permit (but not require) the Company to relocate Presque Isle Downs to the International Paper site and to extend the time by which the project must be built. Apart from land acquisition costs, closing costs, and costs for gaming equipment, the Company anticipates spending between $75 - $100 million to build Presque Isle Downs, depending upon site selection and considering that Pennsylvania has passed legislation permitting initially 3,000 and ultimately up to 5,000 slot machines at racetracks, including Presque Isle Downs. Such legislation also requires the payment of a $50.0 million licensing fee. Upon commencement of parimutuel operations at Presque Isle Downs, the Company has agreed to purchase an off track wagering facility from Penn National Gaming for $7.0 million. The Company expects to finance these development and licensing costs with cash flow from operations, cash on hand availability under our $50.0 million third amended and restated revolving credit facility and, if slot machines are installed, capital lease obligations. Depending upon our actual expenditures for Presque Isle Downs and the timing of the additional investment if any in North Metro Harness and the timing of any other acquisition activity, the Company may require additional financing in order to implement all of our development plans.

Commencement of racing and parimutuel and gaming operations in Erie remains subject to risks and uncertainties, which include but are not limited to zoning, closing on the real property for the site, portions of which are still currently under option or purchase agreement, unforeseen title, engineering, environmental, or geological problems, work stoppages, weather interference, including floods, construction delays and other risks associated with building a racing operation, and compliance with the terms of the license concerning timing as well as obtaining a gaming license. Additionally, as previously discussed, the Company has filed a motion with Pennsylvania Racing Commission seeking regulatory approval to relocate Presque Isle Downs (but not require relocation) to another site we own or control and to extend the time by which the project must be built, and does not intend to commence construction until an April 2004 legal challenge to our license has been resolved. See “Business—Legal Proceedings” and Note 8 to our Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2003.

On July 29, 2003, Keystone Downs, LLC (Keystone Downs) an entity in which the Company will own no more than 50%, filed an application to build a new thoroughbred racetrack with parimutuel wagering in Allegheny County, Pennsylvania, northeast of Pittsburgh. Because the new slot machine law does not guarantee slot machines at the proposed Keystone Downs, but does provide for slot machines in downtown Pittsburgh as well as at racetracks that would compete with Keystone Downs, the Company and its development partner are evaluating this project in light of the new law. If Keystone Downs determines to pursue the new racetrack and is successful in obtaining a license and executes it plans, the required investment by the Company will be dependent upon several factors including the number of other investors participating in the project and their respective ownership interest; construction cost which will depend on the final architectural design and amenities to be included; and the availability and terms of project financing. As of June 30, 2004, the Company has incurred an aggregate of $569,000 of costs related to this development, which includes $485,000 for land options and related costs and $84,000 for licensing costs.

In June 2004, the Company acquired a 50% interest in North Metro Harness Initiative, LLC, which has filed an application with the Minnesota Racing Commission to construct and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota, approximately 30 miles north of downtown Minneapolis and 40 miles from the Mall of America on a 165-acre site currently under option. The proposed track would be the second of only two racetracks permitted by law in the seven-county Minneapolis metropolitan area. The definitive agreement calls for the Company to invest up to $7.5 million in the event North Metro Harness obtains the necessary regulatory licenses. The project is also subject to receipt of all governmental-related approvals, permits and customary risks associated with construction and development. The project is also dependent upon financing that the Company and its development partner intend to pursue without recourse to the Company.

In addition, the Company is faced with certain contingencies involving litigation and environmental remediation. These commitments and contingencies are discussed in greater detail in Note 8 to the Company’s Consolidated Financial Statements for the year ended December 31, 2003.

Management believes that except as set forth above, our cash balances, cash flow from operations, and available lines of credit will be sufficient to cover any capital required to fund maturing debt obligations and any other contemplated capital expenditures and short-term funding requirements for the next twelve months. See the section entitled “Business—Risks Related to Our Business”  in the Annual Report on Form 10-K for the year ended December 31, 2003 for a description of certain circumstances that may affect our sources of liquidity. Although the Company has no current plans to do so, the Company may also finance expansion, to the extent permitted under existing debt agreements, through the public or private sale of additional debt or equity securities. The Company cannot provide assurance that additional financing, if any, will be available to the Company, or if available, the terms of such financing will be favorable to the Company. The Company also cannot assure you that estimates of our liquidity needs are accurate or that new business development or other unforeseen events will not occur, resulting in the need to raise additional funds.

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

OUTSTANDING OPTIONS.   As of June 30, 2004, there were outstanding options to purchase 1,162,500 shares of the Company’s common stock. If all such options were exercised, the Company would receive proceeds of approximately $6.4 million. We utilize the treasury stock method in determining the dilutive effect of outstanding options and warrants. Our policy is as follows: Our basic earnings per share (EPS) is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. Under the Company’s current policies, the Company has used interest rate derivative instruments to manage exposure to interest rate changes for a portion of its debt arrangements. However, with the issuance of the fixed rate long-term senior notes and repayment of the balance outstanding under the Second Amended and Restated Credit Agreement in March 2003, the Company’s exposure to interest rate changes will be limited to amounts which may be outstanding under the $50.0 million Third Amended and Restated Credit Agreement (See Liquidity and Sources of Capital). The previously outstanding interest rate derivative expired on December 31, 2003.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 17, 2003, the Pennsylvania State Horse Racing Commission unanimously reinstated Presque Isle Downs’ license to build a thoroughbred racetrack and conduct parimutuel wagering in Erie. On August 4, 2003, Pittsburgh Palisades Park, LLC, a recent applicant for a racing license, challenged the July 17 reinstatement in the Commonwealth Court of Pennsylvania. The Company and the Racing Commission filed motions for Summary Relief. On March 4, 2004, the Commonwealth Court upheld the award of the license to Presque Isle Downs. In April of 2004, Pittsburgh Palisades sought review by the Pennsylvania Supreme Court by filing a Notice of Appeal (claiming an absolute right to be heard) and a Petition for Allowance of Appeal (requesting the Court to review the case even if it is not statutorily or constitutionally required to do so). The Pennsylvania Supreme Court quashed the appeal on June 25, 2004. Still pending, however, is Pittsburgh Palisades’ Petition for Allowance of Appeal. The Company is cautiously optimistic that the final challenge to its license will be favorably resolved, particularly in light of Pittsburgh Palisades’ recent public statements that it might not pursue its application for a racing license, because the new slot law does not guarantee slots for that location. We intend to move forward with our plans once the matter is resolved.

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
4.2

Indenture dated March 25, 2003 entered into by the Company, the Guarantors (as defined in the Indenture) and Wells Fargo Bank Minnesota, National Association, as Trustee [exhibits and annexes omitted] (incorporated by reference to the Company’s report on Form 10-K filed March 31, 2003)

4.3

Supplemental Indenture dated as of July 31, 2003, by and between Scioto Downs, Inc., as Additional Guarantor, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4 (Amendment No. 1) filed August 6, 2003 (Registration No. 333-105528))

4.4

Supplemental Indenture dated as of April 23, 2004, by and between Speakeasy Gaming of Fremont, Inc., as Additional Guarantor, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.4 of the Company’s Report on Form 10-Q filed May 10, 2004)

10.12	Purchase Agreement dated as of May 6, 2004 by and among MTR-Harness, Inc., Southwest Casino and Hotel Corp., and North Metro Harness Initiative, LLC (filed herewith).
10.13	Member Control Agreement of North Metro Harness Initiative, LLC dated as of June 8, 2004 by and among Southwest Casino and Hotel Corp., MTR-Harness, LLC, and MTR Gaming Group, Inc. (filed herewith).
10.14

Fourth Amendment, dated as of June 4, 2004, to Third Amended and Restated Credit Agreement dated as of March 28, 2003, as amended, by and among MTR Gaming Group, Inc., Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., and Speakeasy Gaming of Fremont, Inc., as Borrowers, and Wells Fargo Bank, National Association, as Agent Bank (filed herewith).

10.15

Security Agreement and Pledge of Stock dated as of June 29, 2004 by and between MTR Gaming Group, Inc. as Debtor and Wells Fargo Bank, National Association, as Agent Bank and Secured Party (filed herewith).

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

(b)   Reports on Form 8-K

The Company filed the following reports on Form 8-K during the three months ended June 30, 2004.

On June 17, 2004, the Company filed a current report on Form 8-K under Item 5 thereof reporting (i) the appointment of Mr. Richard Delatore to the Board of Directors and (ii) the acquisition by a subsidiary of the Company of a 50% interest in North Metro Harness Initiative, LLC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1933, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 9, 2004	MTR GAMING GROUP, INC.
	By:	/s/ Edson R. Arneault
Edson R. Arneault
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER
	By:	/s/ John W. Bittner, Jr.
John W. Bittner, Jr.,
CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

EXHIBIT NO.	ITEM TITLE
3.1	Restated Certificate of Incorporation for Winner’s Entertainment, Inc. dated August 17, 1993 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1993)
3.2	Amended By Laws (incorporated by reference to the Company’s report on Form 8-K filed February 20, 1998)
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

4.4	Supplemental Indenture dated as of April 23, 2004, by and between Speakeasy Gaming of Fremont, Inc., as Additional Guarantor, and Wells Fargo Bank, N.A., as Trustee (filed herewith)
10.12	Purchase Agreement dated as of May 6, 2004 by and among MTR-Harness, Inc., Southwest Casino and Hotel Corp., and North Metro Harness Initiative, LLC (filed herewith).
10.13	Member Control Agreement of North Metro Harness Initiative, LLC dated as of June 8, 2004 by and among Southwest Casino and Hotel Corp., MTR-Harness, LLC, and MTR Gaming Group, Inc. (filed herewith).
10.14

Fourth Amendment, dated as of June 4, 2004, to Third Amended and Restated Credit Agreement dated as of March 28, 2003, as amended, by and among MTR Gaming Group, Inc., Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., and Speakeasy Gaming of Fremont, Inc., as Borrowers, and Wells Fargo Bank, National Association, as Agent Bank (filed herewith).

10.15

Security Agreement and Pledge of Stock dated as of June 29, 2004 by and between MTR Gaming Group, Inc. as Debtor and Wells Fargo Bank, National Association, as Agent Bank and Secured Party (filed herewith).

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