Form 10-Q
period 2004-09-30
MTR GAMING GROUP INC
filed 2004-11-09
CIK 834162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

COMMON STOCK, $.00001 PAR VALUE

Class
28,580,760
Outstanding at November 4, 2004

MTR GAMING GROUP, INC.
INDEX FOR FORM 10-Q

PART 1
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.
CONDENSED AND CONSOLIDATED BALANCE SHEET

	SEPTEMBER 30 2004	DECEMBER 31 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,891,000	$26,796,000
Restricted cash	400,000	820,000
Accounts receivable, net of allowance for doubtful accounts of $160,000 in 2004 and $152,000 in 2003	4,971,000	6,957,000
Accounts receivable-Lottery Commission	5,709,000	859,000
Inventories	2,861,000	2,664,000
Deferred financing costs	1,784,000	1,412,000
Prepaid taxes	—	3,071,000
Deferred income taxes	1,176,000	1,176,000
Other current assets	2,578,000	2,745,000
Total current assets	41,370,000	46,500,000
Property and equipment:
Land	28,757,000	13,286,000
Building	168,689,000	148,050,000
Equipment and automobiles	76,897,000	67,579,000
Furniture and fixtures	16,809,000	15,221,000
Construction in progress	7,541,000	11,045,000
	298,693,000	255,181,000
Less accumulated depreciation	(69,585,000)	(55,375,000)
	229,108,000	199,806,000
Other assets:
Goodwill	1,492,000	1,492,000
Other intangibles	14,850,000	13,789,000
Note receivable	2,200,000	2,215,000
Deferred income taxes	2,256,000	2,256,000
Deferred financing costs, net of current portion	4,811,000	6,052,000
Deposits and other	13,297,000	8,431,000
	38,906,000	34,235,000
Total assets	$309,384,000	$280,541,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,074,000	$4,591,000
Accrued payroll and payroll taxes	2,312,000	2,340,000
Accrued tax liability	3,427,000	—
Accrued interest	6,482,000	3,296,000
Accrued liabilities	6,069,000	6,136,000
Current portion of capital leases	2,620,000	5,125,000
Current portion of long-term and other debt	356,000	975,000
Total current liabilities	24,340,000	22,463,000
Capital lease obligations, net of current portion	224,000	1,799,000
Long-term and other debt, less current portion	133,201,000	133,295,000
Deferred leasehold obligation	13,270,000	—
Long-term deferred compensation	5,281,000	3,127,000
Deferred income taxes	14,216,000	14,216,000
Total liabilities	190,532,000	174,900,000
Shareholders’ equity:
Common stock	—	—
Paid in capital	60,060,000	58,469,000
Retained earnings	58,792,000	47,172,000
Total shareholders’ equity	118,852,000	105,641,000
Total liabilities and shareholders’ equity	$309,384,000	$280,541,000

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.
CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2004	2003	2004	2003
Revenues:
Gaming	$70,458,000	$70,312,000	$206,590,000	$191,819,000
Parimutuel commissions	4,313,000	3,762,000	10,586,000	8,194,000
Food, beverage and lodging	7,298,000	7,210,000	19,143,000	17,631,000
Other	3,088,000	2,779,000	7,685,000	5,528,000
Total revenues	85,157,000	84,063,000	244,004,000	223,172,000
Less promotional allowances	(1,296,000)	(1,415,000)	(3,465,000)	(3,760,000)
Net revenues	83,861,000	82,648,000	240,539,000	219,412,000
Costs of revenues:
Cost of gaming	40,510,000	41,889,000	124,935,000	117,684,000
Cost of parimutuel commissions	2,961,000	2,560,000	7,660,000	6,086,000
Cost of food, beverage and lodging	4,851,000	5,195,000	13,844,000	13,117,000
Cost of other revenues	2,416,000	2,357,000	6,564,000	5,619,000
Total costs of revenues	50,738,000	52,001,000	153,003,000	142,506,000
Gross profit	33,123,000	30,647,000	87,536,000	76,906,000
Selling, general and administrative expenses:
Marketing and promotions	2,700,000	2,082,000	7,925,000	5,752,000
General and administrative	11,781,000	10,981,000	34,100,000	29,905,000
Depreciation and amortization	5,946,000	4,783,000	16,452,000	13,376,000
Total selling, general and administrative expenses	20,427,000	17,846,000	58,477,000	49,033,000
Operating income	12,696,000	12,801,000	29,059,000	27,873,000
Other income (expense):
(Loss) gain on disposal of property	(76,000)	(11,000)	(45,000)	432,000
Interest income	58,000	94,000	163,000	231,000
Interest expense	(3,373,000)	(3,457,000)	(10,312,000)	(8,347,000)
Income before provision for income taxes	9,305,000	9,427,000	18,865,000	20,189,000
Provision for income taxes	3,443,000	3,438,000	6,980,000	7,329,000
Net income	$5,862,000	$5,989,000	$11,885,000	$12,860,000
Net income per share—Basic	$0.21	$0.22	$0.42	$0.46
Net income per share—Assuming Dilution	$0.20	$0.21	$0.41	$0.45
Weighted average number of shares outstanding:
Basic	28,551,201	27,798,876	28,422,385	27,809,212
Diluted	28,884,256	28,364,874	28,919,761	28,630,987

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30
	2004	2003
Cash flows from operating activities:
Net income	$11,885,000	$12,860,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,452,000	13,376,000
Deferred leasehold obligation	(130,000)	—
Deferred compensation	2,154,000	1,180,000
Loss (gain) on disposal of property	45,000	(432,000)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	(2,249,000)	(4,059,000)
Prepaid taxes	3,071,000	4,360,000
Other current assets	20,000	(1,356,000)
Accounts payable and accrued liabilities	5,001,000	3,704,000
Net cash provided by operating activities	36,249,000	29,633,000
Cash flows from investing activities:
Decrease in restricted cash	420,000	278,000
Increase in deposits and other	(4,849,000)	(6,253,000)
Proceeds from disposal of property and equipment	182,000	769,000
Acquisition of Binion’s Horseshoe Hotel and Casino	(22,458,000)	—
Acquisition of Scioto Downs (net of cash acquired of $1,345,000)	—	(18,390,000)
Acquisitions of property and equipment	(10,589,000)	(12,877,000)
Net cash used in investing activities	(37,294,000)	(36,473,000)
Cash flows from financing activities:
Stock repurchase program	—	(3,823,000)
Proceeds from exercise of stock options	1,326,000	2,397,000
Financing cost paid	(227,000)	(6,471,000)
Proceeds from the issuance of long-term debt	7,000,000	128,448,000
Principal payments on long-term debt and capital leases	(11,959,000)	(98,281,000)
Net cash (used in) provided by financing activities	(3,860,000)	22,270,000
Net (decrease) increase in cash	(4,905,000)	15,430,000
Cash, beginning of period	26,796,000	14,398,000
Cash, end of period	$21,891,000	$29,828,000
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,126,000	$1,979,000
Income taxes	$2,500,000	$1,600,000

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

NOTE 2—GAMING OPERATIONS

On April 21, 2001, the West Virginia Legislature passed HB 102, which was signed into law and became effective as of April 21, 2001. The law, among other things, established a new distribution scheme for the portion of each racetrack’s net win in excess of that racetrack’s net win for the twelve months ending June 30, 2001. After deducting the State Lottery Commission 4% administrative fee, this “Excess Net Terminal Income”—as it is referred to in the law—is subject to a 10% surcharge. However, the bill created a capital reinvestment fund to which the State contributes 42% of the surcharge. Generally, for each dollar the property expends on capital improvements, the racetrack receives a dollar from the capital reinvestment fund. Further, after deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the racetrack receives 42% (as opposed to 47%) of the remaining net win. The Company exceeded the Excess Net Terminal Income threshold during the latter part of February 2004 through June 30, 2004 (as compared to the latter part of March 2003 and all of the second quarter of 2003). As a result of exceeding the threshold one month earlier in 2004, the Company incurred additional statutory payments (net of Mountaineer Park’s share of capital reinvestment funds) of approximately $1.0 million during the nine months ended September 30, 2004.

On March 21, 2004, the West Virginia Legislature passed SB 197, which, among other things, redeployed to other state purposes a portion of the video lottery proceeds then on deposit that had been reserved for the state’s Tourism Promotion Fund, from which Mountaineer Park had been obtaining reimbursement for 50% of the cost of qualifying advertisements. The Tourism Board froze advertising grants during the second quarter of 2004 while it made administrative changes to implement the change in law. Effective July 1, 2004, the percentage of video lottery revenue dedicated to the Tourism Promotion Fund was reduced from 3% to 1.375%, and the remaining 1.625% was redistributed to miscellaneous state projects. These changes will not impact video lottery revenues retained by the Company.

On July 4, 2004, Pennsylvania enacted legislation permitting slot machines (initially 3,000 and ultimately up to 5,000) at the licensed racetracks in Pennsylvania, as well as five free-standing slot parlors and two resorts that would be limited to 500 machines for use by guests of the resort. This legislation applies to the Company’s Presque Isle Downs project (as discussed in Note 3), subject to licensing by the

Pennsylvania Gaming Commission that has recently been created. On August 20, 2004, an applicant for a racing license filed suit in federal court challenging the constitutionality of certain provisions of the new law. Pittsburgh Development, et. al. v. Commonwealth of Pennsylvania, et. al., case number 04-CV-1258 (W.D. Pa.). While no assurances can be given, the Company does not believe the suit will affect the planned development of Presque Isle Downs.

NOTE 3—RACETRACK OPERATIONS

On January 10, 2004, Mountaineer Park executed an agreement with the Horsemen’s Benevolent and Protective Association, Inc. (the “HBPA”), the exclusive authorized bargaining representative for all thoroughbred horse owners who participate in live races at Mountaineer Park, whereby Mountaineer Park contributes all purse funds earned by such horse owners, as well as compensation to the HBPA for purses, from 50% of the proceeds of its live and simulcast racing after certain costs are deducted and 15.5% of net win from video lottery operations. The contract requires Mountaineer Park to conduct a minimum of 210 live racing events annually (the minimum number required by statute) but will make its best efforts to conduct racing for 232 days (228 in 2004) and provide for a minimum daily purse payment of $125,000. The contract expires on December 31, 2006.

In September 2002, the Company’s wholly-owned subsidiary, Presque Isle Downs, Inc. (“Presque Isle Downs”), was granted a license by the Pennsylvania State Horse Racing Commission to conduct thoroughbred horse racing and parimutuel wagering in Erie, Pa. In December 2002, affiliates of Magna Entertainment Corp. (“Magna”) and Penn National Gaming Inc. (“Penn National”) filed appeals in the Pennsylvania Commonwealth Court challenging the grant of the license. On June 19, 2003, pursuant to a settlement agreement with the Company, Magna filed a motion to dismiss its appeal with prejudice, indicating that it was waiving the claims raised in the appeal. On June 25, 2003, the Company reached an agreement with Penn National pursuant to which Penn National agreed to withdraw its appeal in consideration for the Company’s agreement to purchase Penn National’s off track wagering facility in Erie for $7 million upon MTR’s commencement of parimutuel wagering in Erie, and to offer comparable employment to Penn National’s employees at the Erie facility. On June 26, 2003, the Court issued its Opinion and Order, in which it denied Penn National’s petition for review, finding that the Racing Commission had not committed an error of law in granting the license. However, notwithstanding Magna’s motion to withdraw its appeal, the Court granted Magna’s petition, holding that Magna had timely requested and should have received a formal hearing to be conducted in accordance with Pennsylvania’s Administrative Agency Law. The Court therefore vacated the Racing Commission’s November 19, 2002 Order, with regard to Magna, and remanded the case to the Racing Commission for a formal hearing.

On July 17, 2003, the Pennsylvania State Horse Racing Commission unanimously reinstated Presque Isle Downs’ license to build a thoroughbred racetrack and conduct parimutuel wagering in Erie. On August 4, 2003, Pittsburgh Palisades Park, LLC filed a challenge of this reinstatement in the Commonwealth Court of Pennsylvania. The Company and the Racing Commission moved for Summary Relief. The Commonwealth Court heard the appeal on December 10, 2003, and on March 4, 2004, upheld the award of the license to Presque Isle Downs. In April 2004, Pittsburgh Palisades sought review by the Pennsylvania Supreme Court by filing a Notice of Appeal (claiming an absolute right to be heard) and a Petition for Allowance of Appeal (requesting the Court to review the case even if it is not statutorily or constitutionally required to do so). The Pennsylvania Supreme Court quashed the appeal on June 25, 2004. Still pending, however, is Pittsburgh Palisades’ Petition for Allowance of Appeal.

The currently licensed site for Presque Isle Downs is a 263.6 acre site on Route 97 (the “Licensed Site”). In April 2004, the Company purchased parcels aggregating approximately 110 acres of the Licensed Site and has options on the remainder, which can be exercised for a total of approximately $6.4 million. The Company has also identified two alternative sites that were not available when the Company applied for the license. The Company has purchased for $4.5 million a 212.6 acre site known as the Green Shingle, which is improved with 30 acres of paved parking lots and several buildings. In October 2004, the Company completed the acquisition of a third site, known as the International Paper site, comprised of approximately 205 acres on Lake Erie. The purchase price was $2.8 million. Any change in the location for the Presque Isle Downs project would require regulatory approval. The Company has filed a motion with the Racing Commission to permit, but not require, the Company to relocate Presque Isle Downs to the International Paper site and to extend the time by which the project must be built. Relocation of the proposed racetrack to this site would require that certain site specific costs relating to the previously licensed site be evaluated for transferability to the new site. It is estimated that approximately $3.0 million of costs currently included in construction in progress may not be transferable and would have to be evaluated for recoverability unless the Company ultimately purchases all or additional portions of this land and pursues other sale and development considerations. In the event the Company obtains approval to relocate the project to a different site, it would then evaluate the sale or other development of the other sites.

On July 29, 2003, Keystone Downs, LLC (“Keystone Downs”), an entity in which the Company will own no more than 50%, filed an application to build a new thoroughbred racetrack with parimutuel wagering in Allegheny County, Pennsylvania northeast of Pittsburgh. On August 10, 2004, the Company withdrew its application for the Keystone Downs license. Accordingly, licensing application related costs of $84,000 were expensed during the three months ended September 30, 2004.  The Company and its development partner are evaluating alternatives for utilization of the land currently under option. In the event a project is not pursued, the Company would be required to expense land option, legal and other related costs aggregating $488,000.

NOTE 4—ACQUISITIONS

Acquisition of Scioto Downs

On July 31, 2003, the Company consummated its acquisition of Scioto Downs, Inc. (“Scioto Downs”), which owns and operates a harness horse racing facility with parimutuel wagering in Columbus, Ohio. Scioto Downs operates year-round as a simulcast facility and offers live racing beginning the first Thursday in May to the middle of September. The acquisition was made as part of the Company’s strategy to diversify and leverage the Company’s expertise by building or acquiring other middle-market gaming and/or parimutuel businesses. The Company paid $32.00 per share, in cash, for the 595,767 outstanding shares of Scioto Downs’ common stock. Holders of 10,707 shares of Scioto Downs stock elected to receive, instead of the $32.00 per share amount, $17.00 per share plus ten annual contingent earn out payments (commencing the first calendar year in which Scioto Downs is permitted to conduct new forms of gaming) based upon 10% (if all Scioto shareholders had elected the contingent earn out payments) of the growth of Scioto Downs’ EBITDA compared to the average of Scioto Downs’ EBITDA for the three years ended October 31, 2002. Total consideration approximated $19.7 million (including approximately $839,000 of transaction costs). The cash portion of the purchase price was funded with cash on hand derived substantially from the Company’s March 2003 issuance of senior unsecured notes. At the date of the acquisition the Company also had advances to Scioto Downs of $2.1 million.

The acquisition has been accounted for under the purchase method and Scioto Downs’ results have been included in the Company’s consolidated results from the date of acquisition. The purchase price has been allocated to the assets acquired (principally property, equipment and intangible assets) and liabilities assumed based upon appraisals of estimated fair values.

The intangible assets consist principally of the fair value assigned to the racing licenses held by Scioto Downs based upon an independent third party valuation. The value assigned to the licenses considers that the racing licenses permit Scioto Downs to conduct live racing and simulcasting operations as established by the Ohio State Racing Commission and in addition, under legislative proposals in Ohio, would permit Scioto Downs to operate electronic gaming devices. The licenses shall be renewed each year unless the

Racing Commission rejects the application for good cause. Accordingly, the racing licenses are considered to have an indefinite life and are not being amortized.

The unaudited proforma combined historical results, assuming Scioto Downs had been acquired on January 1, 2003, are estimated to be as follows:

	Three months Ended September 30, 2003	Nine months Ended September 30, 2003
Total revenues	$85,559,000	$228,384,000
Net income	$5,900,000	$11,803,000
Net income per share—Basic	$0.21	$0.42
Net income per share—Diluted	$0.21	$0.41

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

Acquisition of Binion’s Horseshoe Hotel and Casino

On March 11, 2004, the Company completed the acquisition of Binion’s Horseshoe Hotel and Casino (“Binion’s”) in downtown Las Vegas and entered into a Joint Operating License Agreement with an affiliate of Harrah’s Entertainment, Inc. (“Harrah’s”). The Company’s wholly-owned subsidiary, Speakeasy Gaming of Fremont, Inc., obtained title to the property and equipment for $20.0 million (exclusive of transaction costs aggregating $658,000), free and clear of all debts, subject to increase by $5.0 million if, at the termination of the Joint Operating Agreement, Harrah’s has achieved certain operational milestones. Separately, the Company purchased for $1.8 million a parcel of land previously subject to a ground lease. The Company also assumed or entered into ground leases for certain portions of the acreage upon which the property is situated. The leases have terms ranging from 28 to 71 years and aggregate current annual rentals of approximately $6.2 million. The rentals are subject to certain periodic increases. The purchase price was funded with cash on hand and borrowings of $1.8 million under the Company’s revolving credit facility. Harrah’s serves as the primary day-to-day operator of the property on an interim basis, subject to certain oversight and review by a joint committee of the two companies. The joint operating agreement has an initial term of one year that can be extended by Harrah’s for up to an additional two years. During the term of the joint operating agreement, the Company receives certain guaranteed payments, net of all of the property’s operating expenses including the ground leases. The Company has received $1.4 million during the nine months ended September 30, 2004, and will receive an aggregate of $2.4 million for the initial one-year term. On October 26, 2004, Harrah’s notified the Company that Harrah’s would not extend the joint operating agreement beyond the initial one-year term. Accordingly, the Company will take over the operations of Binion’s on March 11, 2005.

Harrah’s will retain the rights to certain intellectual property, including the names “Horseshoe” and “World Series of Poker” and the Company will retain the right to use the name Binion’s in Clark County, Nevada. The property, which had been closed since January 9, 2004 when gaming and federal regulators forced the shutdown of the hotel and casino, reopened on April 1, 2004.

The acquisition has been accounted for under the purchase method and Binion’s results, consisting of payments received under the joint operating agreement and depreciation expense, have been included in the Company’s consolidated results from the date of acquisition. The purchase price has been allocated to the assets acquired consisting of land, building, equipment, intangible and other assets based upon a preliminary independent asset valuation, subject to adjustment pending finalization of the valuation, or if the Company should receive new or additional facts about the business. The purchase price has been allocated as follows:

Current assets	$650,000
Other assets	183,000
Property and equipment	33,965,000
Intangible assets	1,060,000
Deferred leasehold obligation	13,400,000

The intangible assets consist principally of the fair value assigned to the rights to the use of the Binion’s name in Clark County, Nevada. Such rights are perpetual and accordingly are considered to have an indefinite life and will not be amortized. The deferred leasehold obligation represents the amount necessary to reduce the lease payments under the land leases to fair value. This amount will be amortized over the life of the land leases as a reduction of land lease rental expense.

The Company has not included proforma information utilizing historical financial data because the Company did not believe such information would be indicative of future operations, particularly in light of the fact that the Company would not be operating the Binion’s property for at least one year.

Acquisition of 50% Interest in North Metro Harness Initiative, LLC

In June 2004, the Company’s wholly-owned subsidiary, MTR-Harness, Inc., acquired for an initial investment of $10,000, a 50% interest in North Metro Harness Initiative, LLC (“North Metro”), then a subsidiary of Southwest Casino and Hotel Corporation. North Metro filed an application with the Minnesota Racing Commission to construct and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota, approximately 30 miles north of downtown Minneapolis on a 165-acre site currently under option. If licensed, the racetrack would be the second of only two racetracks permitted by current law in the seven county Minneapolis metropolitan area. The Company will invest an additional $7.5 million in the event North Metro obtains the necessary regulatory licenses.

On October 21, 2004, the Minnesota Racing Commission denied North Metro’s application in a five to three vote, citing concerns regarding a statutory limitation on competition. North Metro will likely seek judicial review.

Acquisition of Jackson Trotting Association, LLC

In September 2004, the Company’s wholly-owned subsidiary, Jackson Racing, Inc. (“Jackson Racing”), signed a definitive agreement to acquire a 90% interest in Jackson Trotting Association, LLC, a Michigan limited liability company that operates Jackson Harness Raceway, which conducts live harness racing (mid-April through mid-June) and year-round simulcasting with parimutuel wagering in Jackson, Michigan. The acquisition is subject to certain terms and conditions, including the approval of the Michigan Racing Commission and the seller’s option to reduce Jackson Racing’s interest to 80% under certain circumstances. The purchase agreement provides for a purchase price of $2.0 million to be paid at closing, $2.0 million as additional consideration in the event slot machines or video lottery gaming is or has been authorized by Michigan law and $2.0 million as additional consideration only in the event slot machines or video lottery gaming is actually installed and operating at the facility. Upon  consummation of the transaction, the Company will be responsible for securing financing for the relocation of the racetrack. The purchase agreement also provides that upon consummation of the transaction the current president of Jackson Harness Raceway will enter into a five-year employment agreement.

NOTE 5—EQUITY TRANSACTIONS

During the three months ended September 30, 2004, holders of previously issued options to purchase the Company’s common stock exercised options to purchase a total of 42,000 shares of the Company’s common stock prices ranging from $2.50 to $7.30 per share by delivery of cash proceeds of $297,000. During the three months ended September 30, 2003, there were no options exercised to purchase the Company’s common stock.

During the nine months ended September 30, 2004, holders of previously issued options to purchase the Company’s common stock exercised options to purchase a total of 706,000 shares of the Company’s common stock at prices ranging from $2.00 to $7.30 per share by delivery of $1,626,000 of cash proceeds and 30,675 shares of common stock (in connection with the exercise price and applicable withholding taxes). During the nine months ended September 30, 2003, holders of previously issued options to purchase the Company’s common stock exercised options to purchase a total of 1,532,500 shares of the Company’s common stock at prices ranging from $2.00 to $2.50 per share by delivery of $2,397,000 of cash proceeds and 408,773 shares of common stock (in connection with the exercise price and applicable withholding taxes).

During the nine months ended September 30, 2003, the Company repurchased and retired 554,700 shares of its common stock in the open market for $3,823,000.

On May 6, 2004, the Company’s Board of Directors, subject to the approval of the Company’s shareholders, approved the Company’s 2004 Stock Incentive Plan (the “Plan”) and reserved 200,000 shares of the Company’s common stock for issuance pursuant to the exercise of options issued under the Plan. Shareholders of the Company subsequently ratified the Plan on July 22, 2004. No options have been granted under the Plan.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure,” (Statement No. 148) to employee stock-based awards.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income, as reported	$5,862,000	$5,989,000	$11,885,000	$12,860,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(66,000)	(85,000)	(197,000)	(549,000)
Pro Forma net income	$5,796,000	$5,904,000	$11,688,000	$12,311,000
Earnings per share:
Basic, as reported	$0.21	$0.22	$0.42	$0.46
Basic, pro forma	$0.20	$0.21	$0.41	$0.44
Diluted, as reported	$0.20	$0.21	$0.41	$0.45
Diluted, pro forma	$0.20	$0.21	$0.40	$0.43

NOTE 6—SALE OF RENO PROPERTY

On March 11, 2003, the Company completed the sale of its hotel/casino property in Reno, Nevada. The terms of the sale included $787,500 cash at closing (exclusive of closing costs) and a seven-year promissory note of $2,162,500, plus interest at 6.5% annually, secured by a first mortgage on the property and a guarantee by the purchaser’s principals. The purchaser is not affiliated with the Company. The sale, after consideration of closing costs, resulted in a loss of approximately $18,000. The promissory note calls for monthly payments of principal and interest totaling $13,700 from September 2003 through March 2010, when any remaining principal and interest will become due. As of September 30, 2004, the purchaser is current with its payments.

NOTE 7—INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“Statement No. 109”), Accounting for Income Taxes. Under Statement No. 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income taxes reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance, when determined to be necessary, is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. There is no valuation allowance at September 30, 2004 and 2003. The Company and its subsidiaries file a consolidated federal income tax return.

NOTE 8—LONG-TERM DEBT

On March 25, 2003, the Company consummated the private sale of $130.0 million of 9.75% senior unsecured notes. The net proceeds after discounts, fees and expenses of the offering were approximately $123.9 million, of which $93.4 million was used to repay all amounts outstanding and due under the Second Amended and Restated Credit Agreement. The remaining proceeds were available for general corporate purposes and were principally utilized to fund the acquisitions of Scioto Downs and Binion’s.

On March 28, 2003, the Company entered into the Third Amended and Restated Revolving Credit Agreement in the amount of $50.0 million with Wells Fargo Bank. Under the Credit Agreement, up to $10.0 million will be available for use in connection with letters of credit, and up to $10.0 million in short term funds will be available for use under a “swing line” facility on same-day notice to the lenders. In general, borrowings under the Credit Agreement bear interest based, at the Company’s option, on either the agent bank’s base rate or LIBOR, in each case plus a margin. The applicable margin will be based on the leverage ratio at the time and will range from 75 to 275 basis points for base rate loans and 200 to 400 basis points for LIBOR loans. During the nine months ended September 30, 2004 the Company borrowed $7.0 million under the Credit Agreement and subsequently repaid this amount during the period.

NOTE 9—SUBSEQUENT EVENTS

As more fully discussed in Note 3, in October 2004 the Company acquired property known as the International Paper site comprised of approximately 205 acres on Lake Erie as  an additional alernative site for the construction of Presque Isle Downs.

As more fully discussed in Note 4, on October 26, 2004, the Company received notification from Harrah’s that Harrah’s would not extend the joint operating agreement for Binion’s beyond the initial one-year term. Accordingly, the Company will take over the operations of Binion’s on March 11, 2005.

As more fully discussed in Note 4, on October 21, 2004, the Minnesota Racing Commission denied North Metro’s application to construct and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota in a five to three vote, citing concerns regarding a statutory limitation on competition. North Metro will likely seek judicial review.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

This document includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Sources of Capital” regarding the Company’s strategies, plans, objectives, expectations, and future operating results are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, will likely continue and similar terms and phrases, and include all discussions of our plans for the design, development, construction and operation of proposed racetracks and our plans for acquisition of properties and operations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to a number of risks and uncertainties that could cause the statements made to be incorrect and/or for actual results to differ materially. Those risks and uncertainties include but are not limited to weather conditions or road conditions limiting access to the Company’s properties and the cyclical and seasonal nature of the Company’s business, adverse changes in West Virginia video lottery laws or the rates of taxation of video lottery operations, legalization of new forms of gaming in the Company’s target markets, which would lead to increased competition, other significant competition, general economic conditions affecting the resort business, dependence upon key personnel and the ability to attract new personnel, changes in the number of diluted shares, leverage and debt service, expiration, loss or non-renewal of gaming licenses, costs associated with maintenance and expansion of Mountaineer Park’s infrastructure to meet the demands attending increased patronage, costs and risks attending construction, expansion of operations, continued dependence on Mountaineer Park for the vast majority of our revenues, disruption in developing and integrating our Pennsylvania and Ohio operations and other facilities the Company may expand and/or acquire (including Binion’s Horseshoe Hotel and Casino in Las Vegas, Nevada, North Metro Harness Initiative, LLC in Minneapolis, Minnesota and Jackson Trotting Association, LLC in Jackson, Michigan), extensive regulation by gaming and racing authorities, regulatory approval of our building plans for Presque Isle Downs and closing on the real property currently under option for the project, or in the alternative, regulatory approval of relocation of Presque Isle Downs to another location that we own or control, environmental laws and potential exposure to environmental liabilities, limited public market and liquidity, shares eligible for future sale, and successful cross-marketing of the Company’s Ohio and planned Pennsylvania operation with Mountaineer Park, successful implementation of telephone and internet wagering at Scioto Downs, impact of anti-takeover measures, and other factors and risks detailed from time to time in our Securities and Exchange Commission filings and press releases. The Company does not intend to update publicly any forward-looking statements, except as may be required by law.

RESULTS OF OPERATIONS

MTR Gaming Group, Inc. (“the Company”), through its wholly-owned subsidiaries, owns and operates the Mountaineer Racetrack and Gaming Resort (“Mountaineer Park”) in Chester, West Virginia, Scioto Downs in Columbus, Ohio (a harness racetrack acquired on July 31, 2003), the Ramada Inn and Speedway Casino in North Las Vegas, Nevada (the “Speedway Property”), and until it was sold on March 11, 2003, the Ramada Inn and Speakeasy Casino in Reno, Nevada (the “Reno Property” or, collectively with the Speedway Property, the “Nevada Properties”). Through a wholly-owned subsidiary, Speakeasy Gaming of Fremont, Inc. (“Speakeasy Fremont”), the Company purchased the assets of

Binion’s Horseshoe Hotel and Casino (“Binion’s”) in Las Vegas, Nevada on March 11, 2004 and entered into a Joint Operating License Agreement with an affiliate of Harrah’s Entertainment (“Harrah’s”) pursuant to which Harrah’s will serve as the primary day-to-day operator of the property  until March 11, 2005. The Company, through its wholly-owned subsidiary, Presque Isle Downs, Inc. (“Presque Isle Downs”), has obtained a license to build a thoroughbred racetrack and operate parimutuel wagering in Erie, Pennsylvania, which the Company intends to build, subject to favorable resolution of a legal challenge to the July 17, 2003 reinstatement of the license and various land acquisition and development risks. Additionally, as a result of gaming legislation passed in Pennsylvania in July 2004, and subject to licensing by the Pennsylvania Gaming Commission that has recently been created, the Company anticipates operating slot machines at Presque Isle Downs.

On July 29, 2003, Keystone Downs, LLC (“Keystone Downs”), an entity in which the Company will own no more than 50%, filed an application to build a new thoroughbred racetrack with parimutuel wagering in Allegheny County, Pennsylvania northeast of Pittsburgh. On August 10, 2004, the Company withdrew its application for the Keystone Downs license. Accordingly, licensing application related costs of $84,000 were expensed during the three months ended September 30, 2004.  The Company and its development partner are evaluating alternatives for utilization of the land currently under option. In the event a project is not pursued, the Company would be required to expense land option, legal and other related costs aggregating $488,000.

In June 2004, the Company’s wholly-owned subsidiary, MTR-Harness, Inc., acquired a 50% interest in North Metro Harness Initiative, LLC (“North Metro”), then a subsidiary of Southwest Casino and Hotel Corporation. North Metro filed an application with the Minnesota Racing Commission to construct and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota, approximately 30 miles north of downtown Minneapolis on a 165-acre site currently under option. On October 21, 2004, the Minnesota Racing Commission denied North Metro’s application in a five to three vote, citing concerns regarding a statutory limitation on competition. North Metro will likely seek judicial review.

In September 2004, the Company’s wholly-owned subsidiary, Jackson Racing, Inc. (“Jackson Racing”), signed a definitive agreement to acquire a 90% interest in Jackson Trotting Association, LLC, a Michigan limited liability company that operates Jackson Harness Raceway, which conducts live harness racing (mid-April through mid-June) and year-round simulcasting with parimutuel wagering in Jackson, Michigan. The acquisition is subject to certain terms and conditions, including the approval of the Michigan Racing Commission and the seller’s option to reduce Jackson Racing’s interest to 80% under certain circumstances.

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

The operating results for the Speedway Property improved as a result of improved gaming offerings as well as a general improvement in the Las Vegas locals gaming market. In addition, implementation of a new automated player tracking system at the Speedway Property likewise should improve the property’s competitive position. In March 2003, the Company sold the Reno Property, which had an operating loss of $320,000 in 2003.

Since the acquisition of Binion’s in March of 2004, the Company’s principal operating revenues from the property are in the form of monthly payments of $200,000, net of all operating expenses, guaranteed by Harrah’s as set forth in the joint operating license agreement. On October 26, 2004, Harrah’s notified the

Company that Harrah’s would not extend the joint operating agreement beyond the initial one-year term. Accordingly, the Company will take over the operations of Binion’s on March 11, 2005.

The operating results for Scioto Downs include simulcasting (which is operated year-round) and live racing (which is conducted from early May through mid-September). Scioto’s operating results have been and may continue to be impacted by declining racing handles.

Presque Isle Downs represents a potential source of significant revenues for the Company, particularly in light of recently enacted gaming legislation in Pennsylvania. Upon favorable resolution of the remaining legal challenge to the issuance of the Company’s license, the Company plans to commence construction of the Presque Isle Downs racetrack and facilities. The Pennsylvania gaming legislation enables Presque Isle Downs, subject to necessary licensing by the Pennsylvania Gaming Commission that has recently been created, to operate slot machines (initially 3,000 and ultimately up to 5,000). Presque Isle Downs intends to operate 2,000 terminals at the temporary facility and initially 3,000 in the permanent facility, which it will then adjust as the market dictates. The Company is optimistic that by mid-2006 a temporary structure can be utilized to house slot machine operations while a permanent facility is constructed. Depending upon the ultimate location of other gaming licensed properties and number of slot machines in Pennsylvania, the Pennsylvania gaming legislation will also create new competition for not only Presque Isle Downs, but also Mountaineer Park.

Unless stated otherwise, references to total revenues, revenues and gross profit (loss) are before deducting promotional allowances.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenues and Costs

During the third quarter, the Company’s total revenues increased by $1.1 million to $85.2 million in 2004 from $84.1 million in 2003, an increase of 1.3%. The Company earned revenues for the respective three-month periods in 2004 and 2003 as follows:

	THREE MONTHS ENDED SEPTEMBER 30
	2004	2003
Revenues:
Gaming	$70,458,000	$70,312,000
Parimutuel commissions	4,313,000	3,762,000
Food, beverage and lodging	7,298,000	7,210,000
Other	3,088,000	2,779,000
Total revenues	85,157,000	84,063,000
Less promotional allowances	(1,296,000)	(1,415,000)
Net revenues	$83,861,000	$82,648,000

Mountaineer Park’s total revenues decreased by $0.8 million, or 0.9%, to $79.4 million during the three months ended September 30, 2004 from $80.2 million during the same period of 2003. Gaming revenues at Mountaineer Park accounted for $0.1 million of the decrease, having decreased to $68.6 million in 2004 from $68.7 million in 2003. Parimutuel commissions decreased by $0.1 million to $2.8 million in 2004. The sources of the remaining revenues for the three-month period of 2004 were $5.9 million from food, beverage and lodging and $2.1 million from other sources.

Scioto Downs, which was acquired on July 31, 2003, contributed total revenues of $2.5 million during the three-month period of 2004. These revenues consisted of $1.5 million from parimutuel commissions, $0.7 million from food and beverage, and $0.3 million from other sources.

The Speedway Property contributed $2.6 million in total revenues during the third quarter of 2004, which was an increase of $0.3 million, or 14.4%, from total revenues of $2.3 million during the same period of 2003. Gaming revenues at the Speedway Property for the three-month period of 2004 were $1.9 million compared to $1.6 million for the same period of 2003. The remaining revenues of $0.7 million were primarily earned from food, beverage and lodging for the three-month period of 2004.

Binion’s, which was acquired on March 11, 2004, contributed total revenues of $0.6 million during the three-month period of 2004. These revenues consisted of guaranteed payments received under the joint operating agreement with Harrah’s.

Promotional allowances during the third quarter decreased by $0.1 million to $1.3 million in 2004 from $1.4 million in 2003, a decrease of 8.4%. This decrease was primarily due to a reduction in the costs of the frequent player club program at Mountaineer Park.

The Company’s total costs of revenues during the third quarter decreased by $1.3 million to $50.7 million in 2004 from $52.0 million in 2003, a decrease of 2.4%. Costs of revenues and gross profit (before promotional allowances) earned from operations for the respective three-month periods in 2004 and 2003 were as follows:

	THREE MONTHS ENDED SEPTEMBER 30
	2004	2003
Costs of revenues:
Gaming	$40,510,000	$41,889,000
Parimutuel commissions	2,961,000	2,560,000
Food, beverage and lodging	4,851,000	5,195,000
Other	2,416,000	2,357,000
Total costs of revenues	$50,738,000	$52,001,000
Gross profit:
Gaming	$29,948,000	$28,423,000
Parimutuel commissions	1,352,000	1,202,000
Food, beverage and lodging	2,447,000	2,015,000
Other	672,000	422,000
Gross profit (before promotional allowances)	34,419,000	32,062,000
Less promotional allowances	(1,296,000)	(1,415,000)
Total gross profit	$33,123,000	$30,647,000

Mountaineer Park’s total costs of revenues decreased by $1.7 million, or 3.5%, to $47.6 million during the three months ended September 30, 2004 from $49.3 million during the same period of 2003. The costs of gaming at Mountaineer Park accounted for $1.4 million of the decrease, having decreased to $39.6 million in 2004 from $41.0 million in 2003. The costs of parimutuel commissions increased by $0.1 million to $2.1 million in 2004. The sources of the remaining costs for the three-month period of 2004 were $3.6 million from food, beverage and lodging and $2.3 million from other sources.

Scioto Downs incurred total costs of revenues of $1.6 million during the three-month period of 2004. These costs consisted of $0.9 million from parimutuel commissions, $0.6 million from food and beverage, and $0.1 million from other sources.

The Speedway Property incurred $1.5 million in total costs of revenues during the third quarter of 2004, which was a decrease of $0.1 million, or 3.7%, from total costs of revenues of $1.6 million during the same period of 2003. The costs of gaming at the Speedway Property for the three-month period of 2004 were $0.8 million, which was consistent with the same period of 2003. The remaining costs of revenues of $0.7 million were primarily incurred by food, beverage and lodging for the three-month period of 2004.

GAMING OPERATIONS

Total revenues from gaming operations increased by 0.2%, or $0.2 million, to $70.5 million in 2004 from $70.3 million in 2003.

Mountaineer Park had gaming revenues of $68.6 million for the three months ended September 30, 2004, which was consistent with same period in 2003. Management attributes the lack of year-over-year growth to increased fuel costs; hurricanes and flooding; and the recent proliferation of  local limited video lottery gaming in bars, restaurants and fraternal organizations.

A summary of gaming revenues for Mountaineer Park, detailing gross wagers less patron payouts (“net win”), for the three months ended September 30, 2004 and 2003 was as follows:

	THREE MONTHS ENDED SEPTEMBER 30
	2004	2003
Total gross wagers	$771,206,000	$780,570,000
Less patron payouts	(702,654,000)	(711,897,000)
Revenues—gaming	$68,552,000	$68,673,000
Average number of video lottery terminals	3,220	3,220
Average daily net win per terminal	$232	$232

Mountaineer Park’s facility-wide average daily net win per terminal remained constant at $232 for the three months ended September 30, 2004 compared to the same period in 2003. During 2004, the average daily net win per terminal was $239 for coin drop machines and $182 for ticket terminals. The average daily net win per terminal for the lodge-based terminals was $261 compared to $58 for track-based gaming machines, which includes $0 for non-racing days. Track-based gaming rooms are closed on non-racing days and are only open to patrons during limited hours on racing days. Management will continue its efforts to expand Mountaineer Park’s geographical reach by marketing the facility as a destination resort and convention complex. However, increased fuel costs, economic conditions and local limited video lottery gaming parlors may continue to impact Mountaineer Park’s revenue growth for the balance of 2004 and into 2005. Additionally, the enactment of gaming legislation in Pennsylvania may impact growth in 2005 and thereafter depending upon the location of gaming facilities and number of slot machines in Pennsylvania. Management also believes, however, that if West Virginia were to enact proposed legislation for table games at the state’s racetracks, Mountaineer Park would increase its market penetration and sustain the upward trend in gaming revenues, notwithstanding new competition from Pennsylvania.

The Speedway Property had gaming revenues of $1.9 million for the three months ended September 30, 2004 compared to $1.6 million for the same period in 2003. This increase was attributable to new gaming product offerings.

Total costs of gaming operations decreased by $1.4 million, or 3.3%, to $40.5 million for the three months ended September 30, 2004 from $41.9 million for the same period in 2003. This decrease in costs primarily relates to Mountaineer Park’s gaming operations.

Mountaineer Park’s costs of gaming were $39.6 million for the three months ended September 30, 2004 compared to $41.0 million for the same period in 2003, which represents a decrease of $1.4 million, or 3.6%. This change reflects a decrease of $ 0.7 million in statutory taxes and assessments due principally to the effect of an adjustment by the West Virginia Lottery Commission to prior period prizes paid, the majority of which was recorded in prior periods without the benefit of the reduction in statutory taxes. This decrease in statutory taxes and assessments was accompanied by decreases in other operating costs, primarily related to salaries, wages and employee benefits.

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

The portion of each racetrack’s net win, as calculated on the basis of the State’s June 30 fiscal year, which exceeded that racetrack’s total net win for the twelve months ended June 30, 2001, is referred to as “Excess Net Terminal Income.” The Excess Net Terminal Income is subject to an additional 10% surcharge, after deducting the 4% administrative fee, and a higher tax rate. For Mountaineer Park, the baseline or threshold for Excess Net Terminal Income is fixed at approximately $162 million. Excess Net Terminal Income is distributed as follows:

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

The reduction in the net win percentage (or conversely the increase in the statutory payments) applicable to Excess Net Terminal Income is reflected by the Company as a cost of gaming during the period that the Company generates the Excess Net Terminal Income. Mountaineer Park exceeded the threshold for Excess Net Terminal Income in late February 2004 versus late March in 2003. Accordingly, Mountaineer Park’s effective rate of video lottery tax was the same for the third quarter of 2003 and 2004; however, the effective tax rate for the first nine months of 2004 is higher than the comparable period in 2003.

West Virginia’s video lottery statute also provides for a capital reinvestment fund for each racetrack into which the State contributes 42% of the 10% surcharge attributable to each racetrack. Generally, for each dollar a racetrack expends on qualifying capital improvements for the racetrack, the racetrack receives a dollar from the capital reinvestment fund. Depending upon the cost of a project, any amount expended in excess of the balance in the capital reinvestment fund may be carried forward three subsequent years. The Company will recognize amounts due from the capital reinvestment fund as the qualifying expenditures are incurred. As of September 30, 2004, the amount due from the capital reinvestment fund was $3.7 million.

On March 21, 2004, the West Virginia Legislature passed SB 197, which, among other things, redeployed to other state purposes a portion of the video lottery proceeds then on deposit that had been reserved for the state’s Tourism Promotion Fund, from which Mountaineer Park had been obtaining reimbursement for 50% of the cost of qualifying advertisements. The Tourism Board froze advertising grants during the second quarter of 2004 while it made administrative changes to implement the change in law. Effective July 1, 2004, the percentage of video lottery revenue dedicated to the Tourism Promotion Fund was reduced from 3% to 1.375%, and the remaining 1.625% was redistributed to miscellaneous state projects. These changes will not impact gaming revenues retained by the Company.

The statutory taxes and assessments paid to these funds are included in “Costs of Gaming” in the Condensed and Consolidated Statements of Operations. These costs, including the 4% state administrative fee and Mountaineer Park’s share of capital reinvestment funds, for the respective three-month periods were as follows:

	THREE MONTHS ENDED SEPTEMBER 30
	2004	2003
Employees Pension Fund	$323,000	$330,000
Horsemen’s Purse Fund	10,024,000	10,226,000
SUBTOTAL	10,347,000	10,556,000
State of West Virginia	22,097,000	22,541,000
Tourism Promotion Fund	890,000	1,979,000
Hancock County	1,294,000	1,319,000
Stakes Races	647,000	660,000
Miscellaneous state projects	1,698,000	660,000
	$36,973,000	$37,715,000

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

Total revenues from parimutuel commissions increased by 14.7%, or $0.5 million, to $4.3 million in 2004 from $3.8 million in 2003. This increase was primarily due to incremental revenues earned from Scioto Downs, which was acquired on July 31, 2003. Parimutuel commissions from Scioto Downs were $1.5 million during the three months ended September 30, 2004, after the deductions for purses and parimutuel taxes. Scioto Downs’ live racing season runs from May to September and simulcasting operates year-round.

Mountaineer Park had parimutuel commissions of $2.8 million for the three months ended September 30, 2004 compared to $2.9 million for the same period in 2003. A summary of parimutuel commissions for Mountaineer Park, detailing gross handles less patron payouts and deductions, for the three months ended September 30, 2004 and 2003 was as follows:

	THREE MONTHS ENDED SEPTEMBER 30
	2004	2003
Import simulcast racing parimutuel handle	$5,327,000	$5,445,000
Live racing parimutuel handle	4,697,000	5,127,000
Less patrons’ winning tickets	(7,904,000)	(8,330,000)
	2,120,000	2,242,000
Revenues—export simulcast	3,281,000	3,267,000
	5,401,000	5,509,000
Less:
State and county parimutuel tax	(130,000)	(135,000)
Purses and Horsemen’s Association	(2,423,000)	(2,474,000)
Revenues—parimutuel commissions	$2,848,000	$2,900,000

The decrease in Mountaineer Park’s parimutuel commissions can be attributed to a decline in live and import simulcast revenue, offset in part by an increase in export simulcast revenue. The decline in live and import simulcast racing handle and related parimutuel commissions reflects decreased attendance and is primarily attributable to the ability of patrons to place parimutuel wagers via telephone and the Internet (where permitted by law). The increase in the export simulcast revenue is attributable to increased interest in Mountaineer Park’s racing product and an increase in the number of export sites. As of September 30, 2004, the number of export simulcast sites increased to 804 as compared to 704 as of September 30, 2003.

Management remains optimistic that Mountaineer Park’s export simulcast business may continue to grow as the Company is able to add new outlets, but not at the levels achieved in 2003, because growth through prior periods exceeded expectations and state laws limit the number of available outlets. Live racing and import simulcast are expected to continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or growth in the utilization of telephone and/or Internet wagering).

Total costs of parimutuel commissions include the salaries, wages and benefits of racing personnel and other racing-related operating costs. The costs of parimutuel commissions increased by $0.4 million, or 15.7%, to $3.0 million for the three months ended September 30, 2004 from $2.6 million for the same period in 2003. This increase was primarily due to incremental costs incurred by Scioto Downs. Costs of parimutuel commissions from Scioto Downs were $0.9 million during the three months ended September 30, 2004.

FOOD, BEVERAGE AND LODGING OPERATIONS

Total revenues from food, beverage and lodging operations increased by 1.2%, or $0.1 million, to $7.3 million in 2004 from $7.2 million in 2003.

Food and beverage revenues remained constant at $4.9 million for the three months ended September 30, 2004 compared to the same period in 2003. Mountaineer Park had food and beverage revenues of $3.8 million in 2004 compared to $4.1 million in 2003, which resulted from decreased patron traffic. This decrease was offset by incremental revenues of $0.2 million earned from Scioto Downs, which was acquired on July 31, 2003. At the Speedway Property, food and beverage revenues increased slightly to $0.4 million during the three-month period of 2004.

Lodging revenues increased slightly to $2.4 million for the three months ended September 30, 2004 compared to the same period in 2003. Mountaineer Park and the Speedway Property had lodging revenues of $2.1 million and $0.3 million, respectively, during the three-month period of 2004. The average daily room rate for the Grande Hotel at Mountaineer Park increased to $90.03 during 2004 from $83.20 during 2003, but the average occupancy rate decreased to 72.0% during 2004 from 77.1% during 2003. The average occupancy and daily room rates reflect an increase in weekend demand and rates offset by a decline in weekday occupancy.

Total costs of food, beverage and lodging decreased by $0.3 million, or 6.6%, to $4.9 million in 2004 from $5.2 million in 2003.

Food and beverage costs decreased to $4.3 million for the three months ended September 30, 2004 compared to $4.5 million for the same period in 2003. Mountaineer Park had food and beverage costs of $3.2 million in 2004 compared to $3.6 million in 2003. This decrease was related to the decrease in revenues and continued efforts to monitor and reduce costs. This decrease was offset by incremental costs of $0.2 million incurred by Scioto Downs. At the Speedway Property, food and beverage costs remained constant at $0.5 million during the three-month period of 2004.

Lodging costs decreased slightly to $0.6 million for the three months ended September 30, 2004 compared to the same period in 2003. Mountaineer Park and the Speedway Property incurred lodging costs of $0.4 million and $0.2 million, respectively, during the three-month period of 2004.

OTHER REVENUES

Other revenues increased by 11.1%, or $0.3 million, to $3.1 million in 2004 from $2.8 million in 2003. Other operating revenues are primarily derived by Binion’s for guaranteed payments received under a joint operating agreement with Harrah’s, and by Mountaineer Park from special events at The Harv and Convention Center; the operations of the Spa, Fitness Center, retail outlets and golf course; and from the sale of programs, admission fees, lottery tickets, check cashing and ATM services.

Mountaineer Park had other revenues of $2.2 million for the three months ended September 30, 2004 compared to $2.5 million for the same period in 2003. This decrease was primarily due to lower commissions earned on check cashing and credit card advances.

Scioto Downs contributed incremental other revenues of $0.1 million during the three months ended September 30, 2004, and Binion’s contributed incremental other revenues of $0.6 million during the same period.

Costs of other revenues remained constant at $2.4 million for the three months ended September 30. 2004 compared to the same period in 2003. Mountaineer Park’s costs of other revenues were $2.3 million during the three-month periods of 2004 and 2003.

MARKETING AND PROMOTIONS EXPENSE

Marketing and promotions expense increased by $0.6 million, or 29.7%, to $2.7 million for the three months ended September 30, 2004 from $2.1 million for the same period in 2003. Marketing and promotions expense as a percentage of total revenues increased to 3.2% during 2004 compared to 2.5% during 2003.

Mountaineer Park incurred marketing and promotions expense of $2.2 million for the three months ended September 30, 2004 compared to $1.8 million for the same period in 2003. The increase in expense was primarily due to Mountaineer Park only recognizing an aggregate of $0.2 million of advertising grant reimbursements from the State of West Virginia during the three-month period of 2004 compared to $0.8 million during the same period in 2003. The decline in the grant reimbursement is attributable to a more restrictive application of the reimbursement provisions and the pending resolution of other matters relating to the grant program. In addition, promotional and advertising expenditures decreased by $0.6 million, which was partially offset by increases in salaries and wages and consulting costs aggregating $0.3 million.

Scioto Downs incurred incremental marketing and promotions expense of $0.1 million during the three-month period of 2004, and the Speedway Property incurred $0.3 million of expense during 2004 compared to $0.2 million during 2003.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense increased by $0.8 million, or 7.3%, to $11.8 million for the three months ended September 30, 2004 from $11.0 million for the same period in 2003. General and administrative expense as a percentage of total revenues increased to 13.8% during 2004 compared to 13.1% during 2003.

Mountaineer Park incurred general and administrative expense of $7.7 million for the three months ended September 30, 2004 compared to $7.9 million for the same period in 2003. The decrease in expense was primarily due to an overall effort to monitor and reduce operating costs.

Scioto Downs incurred incremental general and administrative expense of $0.4 million during the three-month period of 2004, and the Speedway Property’s expenses remained constant at $0.6 during 2004.

In addition, the Company incurred additional expenses during 2004 for deferred compensation expenses in the amount of $0.2 million, as well as professional services fees in the amount of $0.2 million, partially related to compliance with the Sarbanes-Oxley Act of 2002 and development activities.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased by $1.1 million, or 24.3%, to $5.9 million for the three months ended September 30, 2004 from $4.8 million for the same period in 2003. This increase reflects the $33.6 million increase in fixed assets (inclusive of the Binion’s acquisition and exclusive of land and construction in progress) at September 30, 2004 in comparison to September 30, 2003. Incremental depreciation and amortization expense relating to Scioto Downs and Binion’s amounted to $0.1 million and $0.7 million, respectively, during the three-month period of 2004.

INTEREST

Interest expense decreased slightly to $3.4 million for the three months ended September 30, 2004 from $3.5 million for the same period in 2003. This decrease is attributable to decreased borrowing levels under the Company’s capital leases.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenues and Costs

During the nine-month period, the Company’s total revenues increased by $20.8 million to $244.0 million in 2004 from $223.2 million in 2003, an increase of 9.3%. The Company earned revenues for the respective nine-month periods in 2004 and 2003 as follows:

	NINE MONTHS ENDED SEPTEMBER 30
	2004	2003
Revenues:
Gaming	$206,590,000	$191,819,000
Parimutuel commissions	10,586,000	8,194,000
Food, beverage and lodging	19,143,000	17,631,000
Other	7,685,000	5,528,000
Total revenues	244,004,000	223,172,000
Less promotional allowances	(3,465,000)	(3,760,000)
Net revenues	$240,539,000	$219,412,000

Mountaineer Park’s total revenues increased by $14.9 million, or 6.9%, to $229.3 million during the nine months ended September 30, 2004 from $214.4 million during the same period of 2003. Gaming revenues at Mountaineer Park accounted for $14.2 million of the increase, having grown to $200.9 million in 2004 from $186.7 million in 2003. Parimutuel commissions decreased by $0.1 million to $7.2 million in 2004. The sources of the remaining revenues for the nine-month period of 2004 were $15.7 million from food, beverage and lodging and $5.5 million from other sources.

Scioto Downs, which was acquired on July 31, 2003, contributed total revenues of $5.3 million during the nine-month period of 2004. These revenues consisted of $3.3 million from parimutuel commissions, $1.3 million from food and beverage, and $0.7 million from other sources.

The Speedway Property contributed $7.9 million in total revenues during the nine-month period of 2004, which was an increase of $0.8 million, or 11.9%, from total revenues of $7.1 million during the same period of 2003. Gaming revenues at the Speedway Property for the nine-month period of 2004 were $5.7 million compared to $5.1 million for the same period of 2003. The remaining revenues of $2.2 million were primarily earned from food, beverage and lodging for the nine-month period of 2004.

Binion’s, which was acquired on March 11, 2004, contributed total revenues of $1.5 million during the nine-month period of 2004. These revenues consisted of guaranteed payments received under the joint operating agreement with Harrah’s.

Promotional allowances during the nine-month period decreased by $0.3 million to $3.5 million in 2004 from $3.8 million in 2003, a decrease of 7.8%. This decrease was primarily due to a reduction in the costs of the frequent player club program at Mountaineer Park.

The Company’s total costs of revenues during the nine-month period increased by $10.5 million to $153.0 million in 2004 from $142.5 million in 2003, an increase of 7.4%. Costs of revenues and gross profit (before promotional allowances) earned from operations for the respective nine-month periods in 2004 and 2003 were as follows:

	NINE MONTHS ENDED SEPTEMBER 30
	2004	2003
Costs of revenues:
Gaming	$124,935,000	$117,684,000
Parimutuel commissions	7,660,000	6,086,000
Food, beverage and lodging	13,844,000	13,117,000
Other	6,564,000	5,619,000
Total costs of revenues	$153,003,000	$142,506,000
Gross profit (loss):
Gaming	$81,655,000	$74,135,000
Parimutuel commissions	2,926,000	2,108,000
Food, beverage and lodging	5,299,000	4,514,000
Other	1,121,000	(91,000)
Gross profit (before promotional allowances)	91,001,000	80,666,000
Less promotional allowances	(3,465,000)	(3,760,000)
Total gross profit	$87,536,000	$76,906,000

Mountaineer Park’s total costs of revenues increased by $8.3 million, or 6.0%, to $145.0 million during the nine months ended September 30, 2004 from $136.7 million during the same period of 2003. The costs of gaming at Mountaineer Park accounted for $7.2 million of the increase, having grown to $122.3 million in 2004 from $115.1 million in 2003. The costs of parimutuel commissions increased by $0.2 million to $5.7 million in 2004. The sources of the remaining costs for the nine-month period of 2004 were $10.7 million from food, beverage and lodging and $6.3 million from other sources.

Scioto Downs incurred total costs of revenues of $3.4 million during the nine-month period of 2004. These costs consisted of $1.9 million from parimutuel commissions, $1.2 million from food and beverage, and $0.3 million from other sources.

The Speedway Property incurred $4.5 million in total costs of revenues during the nine-month period of 2004, which was a decrease of $0.1 million, or 2.3%, from total costs of revenues of $4.6 million during the same period of 2003. The costs of gaming at the Speedway Property for the nine-month period of 2004 were $2.6 million, which was consistent with the same period of 2003. The remaining costs of revenues of $1.9 million were primarily incurred by food, beverage and lodging for the nine-month period of 2004.

GAMING OPERATIONS

Total revenues from gaming operations increased by 7.7%, or $14.8 million, to $206.6 million in 2004 from $191.8 million in 2003.

Mountaineer Park had gaming revenues of $200.9 million for the nine months ended September 30, 2004 compared to $186.7 million for the same period in 2003, which represents an increase of $14.2 million, or 7.6%. Management attributes the increase to the following factors: (1) the increase in machine count at Mountaineer Park from an average of 3,112 during the nine-month period of 2003 to an average of 3,220 during the same period in 2004; (2) new game themes and changes to product mix to meet changing patron interest and demand; and (3) marketing and promotional campaigns.

A summary of gaming revenues for Mountaineer Park, detailing gross wagers less patron payouts (“net win”), for the nine months ended September 30, 2004 and 2003 was as follows:

	NINE MONTHS ENDED SEPTEMBER 30
	2004	2003
Total gross wagers	$2,255,605,000	$2,151,493,000
Less patron payouts	(2,054,720,000)	(1,964,787,000)
Revenues—gaming	$200,885,000	$186,706,000
Average number of video lottery terminals	3,220	3,112
Average daily net win per terminal	$228	$220

Mountaineer Park’s facility-wide average daily net win per terminal increased by 3.6% to $228 for the nine months ended September 30, 2004 compared to $220 for the same period in 2003. During 2004, the average daily net win per terminal was $236 for coin drop machines and $179 for ticket terminals. The average daily net win per terminal for the lodge-based terminals was $258 compared to $49 for track-based gaming machines, which includes $0 for non-racing days. Track-based gaming rooms are closed on non-racing days and are only open to patrons during limited hours on racing days.

The Speedway Property had gaming revenues of $5.7 million for the nine months ended September 30, 2004 compared to $5.1 million for the same period in 2003. This increase was attributable to new gaming product offerings.

Total costs of gaming operations increased by $7.2 million, or 6.2%, to $124.9 million for the nine months ended September 30, 2004 from $117.7 million for the same period in 2003. This increase in costs corresponds to the increase in gaming revenues, and primarily relates to Mountaineer Park’s gaming operations.

Mountaineer Park’s costs of gaming were $122.3 million for the nine months ended September 30, 2004 compared to $115.1 million for the same period in 2003, which represents an increase of $7.2 million, or 6.3%. This change corresponds to the increase in gaming revenues for this property and reflects an increase of $8.2 million in statutory taxes and assessments, which includes approximately $1 million (net of Mountaineer Park’s share of capital reinvestment funds) which was the result of generating Excess Net Terminal Income, and thus triggering the 10% surcharge and higher tax rate, one month earlier in 2004 than in 2003. In addition, statutory taxes and assessments also reflects a decrease in such taxes and assessments of $0.8 million as a result of the effect of an adjustment by the West Virginia Lottery Commission to prior period prizes paid, the majority of which was recorded in prior periods without the benefit of the reductions in statutory taxes. The overall increase of statutory taxes and assessments was offset in part by decreases in other operating costs, primarily related to salaries, wages and employee benefits.

The statutory taxes and assessments paid to funds administered by the State of West Virginia Lottery Commission, as previously discussed in Management’s Discussion and Analysis of  the three months ended September 30, 2004 compared to the three months ended September 30, 2003, are included in “Costs of Gaming” in the Condensed and Consolidated Statements of Operations. These costs, including the 4% state administrative fee and Mountaineer Park’s share of capital reinvestment funds, for the respective nine-month periods were as follows:

	NINE MONTHS ENDED SEPTEMBER 30
	2004	2003
Employees Pension Fund	$914,000	$864,000
Horsemen’s Purse Fund	23,566,000	23,183,000
SUBTOTAL	24,480,000	24,047,000
State of West Virginia	76,755,000	69,733,000
Tourism Promotion Fund	4,436,000	5,182,000
Hancock County	3,658,000	3,455,000
Stakes Races	1,829,000	1,727,000
Miscellaneous state projects	2,880,000	1,727,000
	$114,038,000	$105,871,000

PARIMUTUEL COMMISSIONS

Total revenues from parimutuel commissions increased by 29.2%, or $2.4 million, to $10.6 million in 2004 from $8.2 million in 2003. This increase was primarily due to incremental revenues earned from Scioto Downs, which was acquired on July 31, 2003. Parimutuel commissions from Scioto Downs were $3.3 million during the nine months ended September 30, 2004, after the deductions for purses and parimutuel taxes. Scioto Downs’ live racing season runs from May to September and simulcasting operates year-round.

Mountaineer Park’s parimutuel commissions remained constant during the nine-month periods at $7.3 million. A summary of parimutuel commissions for Mountaineer Park, detailing gross handles less patron payouts and deductions, for the nine months ended September 30, 2004 and 2003 was as follows:

	NINE MONTHS ENDED SEPTEMBER 30
	2004	2003
Import simulcast racing parimutuel handle	$15,976,000	$17,402,000
Live racing parimutuel handle	10,702,000	11,968,000
Less patrons’ winning tickets	(21,032,000)	(23,150,000)
	5,646,000	6,220,000
Revenues—export simulcast	8,000,000	7,576,000
	13,646,000	13,796,000
Less:
State and county parimutuel tax	(352,000)	(362,000)
Purses and Horsemen’s Association	(6,038,000)	(6,102,000)
Revenues—parimutuel commissions	$7,256,000	$7,332,000

The decline in Mountaineer Park’s live and import simulcast racing handle and related parimutuel commissions reflects decreased attendance and is primarily attributable to the ability of patrons to place parimutuel wagers via telephone  and the Internet (where permitted by law). This decline in live and import simulcast revenue was offset by an increase in export simulcast revenue. The increase in export simulcast revenue is attributable to increased interest in Mountaineer Park’s racing product and an increase in the number of export sites. As of September 30, 2004, the number of export simulcast sites increased to 804 as compared to 704 as of September 30, 2003.

Management remains optimistic that Mountaineer Park’s export simulcast business may continue to grow as the Company is able to add new outlets, but not at the levels achieved in 2003, because growth through prior periods exceeded expectations and state laws limit the number of available outlets. Live racing and import simulcast are expected to continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or growth in the utilization of telephone and/or Internet wagering).

The costs of parimutuel commissions increased by $1.6 million, or 25.9%, to $7.7 million for the nine months ended September 30, 2004 from $6.1 million for the same period in 2003. This increase was primarily due to incremental costs incurred by Scioto Downs. Costs of parimutuel commissions from Scioto Downs were $1.9 million during the nine months ended September 30, 2004.

FOOD, BEVERAGE AND LODGING OPERATIONS

Total revenues from food, beverage and lodging operations increased by 8.6%, or $1.5 million, to $19.1 million in 2004 from $17.6 million in 2003.

Food and beverage revenues increased to $13.0 million for the nine months ended September 30, 2004 compared to $11.8 million for the same period in 2003. This increase was primarily due to incremental revenues of $0.8 million earned from Scioto Downs, which was acquired on July 31, 2003. Mountaineer Park had food and beverage revenues of $10.5 million in 2004 compared to $10.2 million in 2003. This increase resulted from increased patron traffic and expansion and remodeling of the Gatsby restaurant that was completed and reopened in May 2003. At the Speedway Property, food and beverage revenues increased to $1.2 million during the nine-month period of 2004 compared to $1.1 million during the same period of 2003.

Lodging revenues increased to $6.1 million for the nine months ended September 30, 2004 compared to $5.8 million for the same period in 2003. Mountaineer Park and the Speedway Property had lodging revenues of $5.2 million and $0.9 million, respectively, during the nine-month period of 2004. The average daily room rate for the Grande Hotel at Mountaineer Park decreased slightly to $80.30 during 2004 from $80.53 during 2003, but the average occupancy rate increased to 68.9% during 2004 from 66.6% during 2003. The average occupancy and daily room rates reflect mid-week promotional programs offered to gaming patrons during 2004.

Total costs of food, beverage and lodging increased by $0.7 million, or 5.5%, to $13.8 million in 2004 from $13.1 in 2003.

Food and beverage costs increased $12.1 million for the nine months ended September 30, 2004 compared to $11.2 million for the same period in 2003. This increase was primarily due to incremental costs of $0.8 million incurred by Scioto Downs. Mountaineer Park had food and beverage costs of $9.5 million in 2004 compared to $9.4 million in 2003. This increase resulted from increased patron traffic, as well as increased salaries, wages and benefit costs, and corresponds in part to the increase in revenues. At the Speedway Property, food and beverage revenues remained constant at $1.4 million during the nine-month period of 2004.

Lodging costs decreased to $1.7 million for the nine months ended September 30, 2004 compared to $1.9 million for the same period in 2003. Mountaineer Park and the Speedway Property incurred lodging costs of $1.2 million and $0.5 million, respectively, during the nine-month period of 2004.

OTHER REVENUES

Other revenues increased by 39.0%, or $2.2 million, to $7.7 million in 2004 from $5.5 million in 2003. Other operating revenues are primarily derived by Binion’s for guaranteed payments received under a joint operating agreement with Harrah’s, and by Mountaineer Park from special events at The Harv and

Convention Center; the operations of the Spa, Fitness Center, retail outlets and golf course; and from the sale of programs, admission fees, lottery tickets, check cashing and ATM services.

Mountaineer Park had other revenues of $5.5 million for the nine months ended September 30, 2004 compared to $5.2 million for the same period in 2003. This increase was primarily due to increased revenues from commissions earned on check cashing and credit card advances, as well as ATM usage.

Scioto Downs contributed incremental other revenues of $0.5 million during the nine months ended September 30, 2004, and Binion’s contributed incremental other revenues of $1.5 million during the same period.

Costs of other revenues increased by $0.9 million, or 16.8%, to $6.5 million for the nine months ended September 30, 2004 from $5.6 million for the same period in 2003. This increase was partially due to incremental costs of $0.2 million incurred by Scioto Downs, which was acquired on July 31, 2003.

Mountaineer Park’s costs of other revenues were $6.3 million in 2004 compared to $5.5 million in 2003. Specifically, costs incurred for entertainment events held at Mountaineer Park and expenses incurred for commission revenues in the nine-month period of 2004 increased by $0.5 million and $0.1 million, respectively, compared to the same period of 2003. In addition, costs incurred at the Convention Center increased by $0.1 million attributable to an overall increase in costs associated with Convention Center operations.

MARKETING AND PROMOTIONS EXPENSE

Marketing and promotions expense increased by $2.2 million, or 37.8%, to $7.9 million for the nine months ended September 30, 2004 from $5.7 million for the same period in 2003. Marketing and promotions expense as a percentage of total revenues increased to 3.2% during 2004 compared to 2.6% during 2003.

Mountaineer Park incurred marketing and promotions expense of $6.7 million for the nine months ended September 30, 2004 compared to $5.0 million for the same period in 2003. The increase in expense was partially due to Mountaineer Park only recognizing an aggregate of $0.2 million of advertising grant reimbursements from the State of West Virginia during the nine-month period of 2004 compared to $1.3 million during the same period in 2003. The decline in the grant reimbursement is attributable to a freeze on grant reimbursements during the second quarter of 2004, a more restrictive application of the reimbursement provisions and the pending resolution of other matters relating to the grant program. In addition, increases in salaries and wages contributed to the overall increase in marketing and promotions expense.

Scioto Downs incurred incremental marketing and promotions expense of $0.3 million during the nine-month period of 2004, and the Speedway Property incurred $0.8 million of expense during 2004 compared to $0.7 million during 2003.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense increased by $4.2 million, or 14.0%, to $34.1 million for the nine months ended September 30, 2004 from $29.9 million for the same period in 2003. General and administrative expense as a percentage of total revenues increased to 14.0% during 2004 compared to 13.4% during 2003.

Mountaineer Park incurred general and administrative expense of $23.0 million for the nine months ended September 30, 2004 compared to $22.2 million for the same period in 2003. The increase in expense was primarily due to increased salaries and wages of $0.7 million, increased consulting and professional services fees of $0.4 million, and increased real estate taxes of $0.3 million, offset by decreases in other operating costs due to an overall effort to reduce costs.

Scioto Downs incurred incremental general and administrative expense of $2.2 million during the nine-month period of 2004, and the Speedway Property incurred $1.8 million of expense during 2004 compared to $1.6 million during 2003.

In addition, the Company incurred additional expenses during 2004 for deferred compensation expenses in the amount of $0.5 million, consulting and professional services fees in the amount of $0.3 million, partially related to compliance with the Sarbanes-Oxley Act of 2002, and development in the amount of $0.8 million, primarily related to Presque Isle Downs.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased by $3.1 million, or 23.0%, to $16.5 million for the nine months ended September 30, 2004 from $13.4 million for the same period in 2003. This increase reflects the $33.6 million increase in fixed assets (inclusive of the Binion’s acquisition and exclusive of land and construction in progress) at September 30, 2004 in comparison to September 30, 2003. Incremental depreciation and amortization expense relating to Scioto Downs and Binion’s amounted to $0.5 million and $1.2 million, respectively, during the nine-month period of 2004.

INTEREST

Interest expense increased to $10.3 million for the nine months ended September 30, 2004 from $8.3 million for the same period in 2003. This increase is attributable to a higher effective interest rate and increased borrowing levels, consisting principally of the issuance of $130 million of 9.75% senior unsecured notes in March 2003.

CASH FLOWS

The Company’s operating activities produced $36.2 million in cash flow during the nine months ended September 30, 2004, compared to $29.6 million during the same period of 2003. Current period non-cash expenses included $16.5 million of depreciation and amortization and $2.2 million of deferred compensation.

Net cash used in investing activities was $37.3 million during the nine months ended September 30, 2004, compared to $36.5 million during the same period of 2003. In 2004, the Company invested $10.6 million in acquisitions of property and equipment and other capital improvements compared to $12.9 million in 2003. Deposits and other assets increased by $4.8 million during the nine-month period of 2004 versus $6.3 million during the same period of 2003. Additionally, the Company acquired Binion’s with an acquisition cost of $22.5 million in March 2004. In July 2003, the Company acquired Scioto Downs with an acquisition cost of $18.4 million, net of cash acquired of $1.3 million.

Net cash used in financing activities was $3.9 million during the nine months ended September 30, 2004, compared to $22.3 million of net cash provided by financing activities during the same period of 2003. In 2004, the Company made net principal payments on long-term obligations in the amount of $5.0 million. In 2003, the Company received $128.4 million of proceeds from the issuance of long-term debt, which included $123.9 million from the sale of senior unsecured notes. These proceeds were used to repay approximately $98.3 million of amounts due under long-term debt and capital leases, including $93.4 million outstanding under its second amended and restated credit agreement. Additionally, the Company received $1.3 million in proceeds from the exercise of stock options in 2004 compared to $2.4 million in 2003.

LIQUIDITY AND SOURCES OF CAPITAL

The Company’s working capital balance was $17.0 million at September 30, 2004, and its unrestricted cash balance amounted to $21.9 million. At September 30, 2004, the balances in bank accounts owned by Mountaineer Park’s horsemen, but to which the Company contributes funds for racing purses, exceeded the Company’s purse payment obligations by $3.2 million. This amount is available for payment of future purse obligations at the discretion of the Company and in accordance with the terms of its agreement with the HBPA. The Company also earns the interest on balances in these accounts.

On March 25, 2003, the Company consummated the private sale of $130.0 million of 9.75% senior unsecured notes pursuant to SEC Rule 144A. The Company’s net proceeds after discounts, fees, and expenses of the offering were approximately $123.9 million, of which approximately $93.4 million was used to repay all amounts outstanding and due under the Second Amended and Restated Credit Agreement. The remaining proceeds, which were available for general corporate purposes, together with some of the Company’s cash from operations, were used in part to fund the $19.7 million acquisition of Scioto Downs in July 2003 and the $22.5 million acquisition of Binion’s in March 2004. The senior unsecured notes mature on April 1, 2010. On or prior to April 1, 2006, the Company may redeem up to 35% of the aggregate principal amount of the senior unsecured notes, plus accrued and unpaid interest, with the net cash proceeds of certain public offerings of the Company’s stock. On or after April 1, 2007, the Company may redeem all or a portion of the senior unsecured notes at a premium that will decrease over time as set forth in the agreement, plus accrued and unpaid interest.

On March 28, 2003, the Company entered into the Third Amended and Restated Revolving Credit Agreement (the “Credit Agreement”) in the amount of $50.0 million with Wells Fargo Bank. Under the Credit Agreement, up to $10.0 million is available for use in connection with letters of credit, and up to $10.0 million in short term funds is available for use under a “swing line” facility on same day notice to lenders. Obligations under the Credit Agreement are guaranteed by each of the Company’s operating subsidiaries. Borrowings under the Credit Agreement and the subsidiary guarantees are secured by substantially all of the assets of the Company and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees. In general, borrowings under the Credit Agreement bear interest based, at the Company’s option, on either the agent bank’s base rate or LIBOR, in each case plus a margin. The applicable margin is based on the leverage ratio at the time and will range from 75 to 275 basis points for base rate loans and 200 to 400 basis points for LIBOR loans. Loans under the Credit Agreement mature in 2008, five years after the date of execution of the Credit Agreement. The Credit Agreement contains certain financial covenants that require the Company to satisfy, on a consolidated basis, specified quarterly financial tests. The Credit Agreement permits the Company to finance separately up to $35 million for equipment, including gaming equipment, during the term of the Credit Agreement. The Company has various arrangements with banks and their affiliated leasing companies for such equipment financing. As of September 30, 2004, the aggregate outstanding principal balance related to equipment financing was $5.1 million. The Company must also pay a quarterly non-usage commitment fee that is based upon the leverage ratio. As of September 30, 2004, there were no amounts outstanding on the Credit Agreement. During the nine months ended September 30, 2004, the Company borrowed and repaid $7.0 million under the Credit Agreement.  A letter of credit for $645,000 is outstanding under the Credit Agreement. The Credit Agreement also contains covenants that restrict the Company’s ability to make investments, incur additional indebtedness, incur guarantee obligations, pay dividends, create liens on assets, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates. A failure to comply with the restrictions contained in the senior secured credit facility and the indentures governing the senior unsecured notes could lead to an event of default hereunder which could result in an acceleration of such indebtedness.

CAPITAL IMPROVEMENTS.   During the nine months ended September 30, 2004, the Company spent $10.5 million for capital improvements, equipment and land acquisitions. During the remainder of 2004, the Company expects to spend approximately $5-6 million on capital additions.

On March 11, 2004, the Company completed the acquisition of Binion’s Horseshoe Hotel and Casino (“Binion’s”) in downtown Las Vegas and entered into a Joint Operating License Agreement with an affiliate of Harrah’s Entertainment, Inc. (“Harrah’s”). The Company’s wholly-owned subsidiary, Speakeasy Gaming of Fremont, Inc., obtained title to the property and equipment for $20 million (plus transaction costs), free and clear of all debts, subject to increase by $5.0 million if, at the termination of the joint operating agreement, Harrah’s has achieved certain operational milestones. Separately, the Company purchased for $1.8 million a parcel of land previously subject to a ground lease. The Company also assumed or entered into ground leases for certain portions of the acreage upon which the property is situated. The leases have terms ranging from 28 to 71 years and aggregate current annual rentals of approximately $6.2 million. The rentals are subject to certain periodic increases. The purchase price was funded with cash on hand and borrowings of $1.8 million under the Company’s revolving credit facility. The property, which had been closed since January 9, 2004 when gaming and federal regulators forced the shutdown of the hotel and casino, reopened on April 1, 2004. Pursuant to the joint operating license Agreement, Harrah’s serves as the primary day-to-day operator of the property on an interim basis, subject to certain oversight and review by a joint committee of the two companies. The joint operating agreement has an initial term of one year that can be extended by Harrah’s for up to an additional two years. During the term of the joint operating agreement, the Company receives certain guaranteed payments, net of all of the property’s operating expenses including the ground leases. On October 26, 2004, Harrah’s notified the Company that Harrah’s would not extend the joint operating agreement beyond the initial one-year term. Accordingly, the Company will take over the operations of Binion’s on March 11, 2005.

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

Commitments and Contingencies

On September 26, 2003, the Company was granted a license from the Pennsylvania State Horse Racing Commission to build a thoroughbred horse racetrack and conduct parimutuel wagering in Erie, Pennsylvania. The currently licensed site for Presque Isle Downs is a 263.6 acre site on Route 97 (the “Licensed Site”). In April 2004, the Company purchased parcels aggregating approximately 110 acres of the Licensed Site and has options on the remainder, which can be exercised for a total of approximately $6.4 million. The Company also previously purchased for $4.5 million a 212.6 acre site known as the Green Shingle, which is improved with 30 acres of paved parking lots and several buildings. In October of 2004, the Company completed the acquisition of  a third site, known as the International Paper site, comprised of approximately 205 acres on Lake Erie. The purchase price was $2.8 million. Any change in the location for the project would require regulatory approval. The Company has filed a motion with the Racing Commission to permit (but not require) the Company to relocate Presque Isle Downs to the International Paper site and to extend the time by which the project must be built. Apart from land acquisition costs, closing costs, and costs for gaming equipment, the Company anticipates spending between $75 - $100 million to build Presque Isle Downs, depending upon site selection and considering that Pennsylvania has passed legislation permitting initially 3,000 and ultimately up to 5,000 slot machines at racetracks, including Presque Isle Downs. Such legislation also requires the payment of a $50.0 million licensing fee. Upon commencement of parimutuel operations at Presque Isle Downs, the Company has agreed to purchase an off track wagering facility from Penn National Gaming for $7.0 million. The Company expects to finance these development and licensing costs with cash flow from operations, cash on hand availability under our $50.0 million third amended and restated revolving credit facility and, if slot machines are installed, capital lease obligations. Depending upon our actual expenditures for Presque Isle Downs and the timing of the additional investment, if any, in North Metro Harness Initiative, LLC, Jackson Trotting Association or any other acquisition activity, the Company may require additional financing in order to implement all of its development plans.

Commencement of racing and parimutuel and gaming operations in Erie remains subject to risks and uncertainties, which include but are not limited to zoning (if the project is relocated), closing on the real property for portions of the site currently licensed, which are currently under option, unforeseen title, engineering, environmental, or geological problems, work stoppages, weather interference, including floods, construction delays and other risks associated with building a racing operation, and compliance with the terms of the license concerning timing as well as obtaining a gaming license. Additionally, as previously discussed, the Company has filed a motion with Pennsylvania Racing Commission seeking regulatory approval to relocate Presque Isle Downs (but not require relocation) to another site we own or control and to extend the time by which the project must be built, and does not intend to commence construction until an April 2004 legal challenge to our license has been resolved. See “Business—Legal Proceedings” and Note 8 to our Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2003.

On July 29, 2003, Keystone Downs, LLC (“Keystone Downs”), an entity in which the Company will own no more than 50%, filed an application to build a new thoroughbred racetrack with parimutuel wagering in Allegheny County, Pennsylvania northeast of Pittsburgh. On August 10, 2004, the Company withdrew its application for the Keystone Downs license. Accordingly, licensing application related costs of $84,000 were expensed during the three months ended September 30, 2004.  The Company and its development partner are evaluating alternatives for utilization of the land currently under option. The required investment by the Company, if any, will be dependent upon several factors including the type of project that may be pursued, number of other investors participating in the project and their respective ownership interest; construction cost that will depend on the architectural design and amenities to be included; and the availability and terms of project financing. In the event a project is not pursued, the Company would be required to expense land option, legal and other related costs aggregating $488,000.

In June 2004, the Company acquired a 50% interest in North Metro Harness Initiative, LLC (“North Metro”), which has filed an application with the Minnesota Racing Commission to construct and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota, approximately 30 miles north of downtown Minneapolis on a 165-acre site currently under option. The proposed racetrack would be the second of only two racetracks permitted by law in the seven county Minneapolis metropolitan area. The definitive agreement calls for the Company to invest up to $7.5 million in the event North Metro Harness obtains the necessary regulatory licenses. The project is also subject to receipt of all governmental-related approvals, permits and customary risks associated with construction and development. The project is also dependent upon financing that the Company and its development partner intend to pursue without recourse to the Company. On October 21, 2004, the Minnesota Racing Commission denied North Metro’s application in a five to three vote, citing concerns regarding a statutory limitation on competition. North Metro will likely seek judicial review.

In September 2004, the Company’s wholly-owned subsidiary, Jackson Racing, Inc. (“Jackson Racing”), signed a definitive agreement to acquire a 90% interest in Jackson Trotting Association, LLC, a Michigan limited liability company that operates Jackson Harness Raceway, which conducts live harness racing (mid-April through mid-June) and year-round simulcasting with parimutuel wagering in Jackson, Michigan. The acquisition is subject to certain terms and conditions, including the approval of the Michigan Racing Commission and the seller’s option to reduce Jackson Racing’s interest to 80% under certain circumstances. The purchase agreement provides for a purchase price of $2.0 million to be paid at closing, $2.0 million as additional consideration in the event slot machines or video lottery gaming is or has been authorized by Michigan law and $2.0 million as additional consideration only in the event slot machines or video lottery gaming is actually installed and operating at the facility. The purchase agreement also requires the Company to arrange or provide financing to relocate the track. The purchase agreement also provides that upon consummation of the transaction the current president of Jackson Harness Racing will enter into a five-year employment agreement.

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

OUTSTANDING OPTIONS.   As of September 30, 2004, there were outstanding options to purchase 1,120,500 shares of the Company’s common stock. If all such options were exercised, the Company would receive proceeds of approximately $6.1 million. We utilize the treasury stock method in determining the dilutive effect of outstanding options and warrants. Our policy is as follows: Our basic earnings per share (EPS) is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 13d-15(e)) as of  the end of the period covered by this Form 10-Q Quarterly Report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)   Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the internal controls over financial reporting and to assert in our Annual Report on Form 10-K for the year ending December 31, 2004 and have our auditors attest to such assertion, whether the internal controls over financial reporting at December 31, 2004 are effective. Any material weaknesses in internal controls over financial reporting existing at that date will preclude management from making a positive assertion that our internal controls are effective. The Company is currently conducting a comprehensive effort to document and confirm that our system of internal controls is designed appropriately and operating effectively. The evaluation and attestation processes required by Section 404 are new and neither companies nor auditing firms have significant experience in testing or complying with these requirements. Additional documentation and testing requirements identified during our effort have required revisions to be made to extend our scheduled timelines. Due to the ongoing evaluation and testing of our internal controls and the uncertainties of the interpretation of these new requirements, the Company cannot assure you that there may not be significant deficiencies or material weaknesses that would be required to be reported. Should management identify any internal control deficiencies that management would consider to be material, we would endeavor to implement the required changes and test the revised internal control procedures in order to make a positive assertion as to the effectiveness of the internal controls over financial reporting. There can be no assurance that any material weakness or other deficiency so identified would be resolved in time to permit our management to make a positive assertion that our internal controls are effective and for our independent auditors to complete the procedures necessary for them to issue an attestation report to this effect prior to the required filing date for our Form 10-K in 2005.

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

Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company held its annual meeting of shareholders on July 22, 2004. The table below presents the matters submitted to a vote and the results of that vote.

(a)          The following directors were elected by the following vote:

	FOR	WITHHELD
Edson R. Arneault	25,753,548	729,481
Robert A. Blatt	26,302,289	180,740
James V. Stanton	26,311,734	171,295
Donald J. Duffy	26,367,727	115,302
L.C. Greenwood	26,337,261	145,768
Richard Delatore	26,347,802	135,227

(b)         The proposal to ratify the adoption of the Company’s 2004 Stock Incentive Plan was approved by the following vote:

FOR	AGAINST	ABSTAIN	NOT VOTED
16,598,119	1,401,783	60,502	8,422,625

(c)          The proposal to confirm the selection of Ernst & Young LLP as independent public accountants for the Company for the fiscal year ending December 31, 2004 was approved by the following vote:

FOR	AGAINST	ABSTAIN
25,349,260	1,121,544	12,225

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
4.2

Indenture dated March 25, 2003 entered into by the Company, the Guarantors (as defined in the Indenture) and Wells Fargo Bank Minnesota, National Association, as Trustee [exhibits and annexes omitted] (incorporated by reference to the Company’s report on Form 10-K filed March 31, 2003)

4.3

Supplemental Indenture dated as of July 31, 2003, by and between Scioto Downs, Inc., as Additional Guarantor, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4 (Amendment No. 1) filed August 6, 2003 (Registration No. 333-105528))

4.4

Supplemental Indenture dated as of April 23, 2004, by and between Speakeasy Gaming of Fremont, Inc., as Additional Guarantor, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.4 of the Company’s Report on Form 10-Q filed May 10, 2004)

10.16

Fifth Amendment, dated as of September 24, 2004, to Third Amended and Restated Credit Agreement dated as of March 28, 2003, as amended, by and among MTR Gaming Group, Inc., Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., and Speakeasy Gaming of Fremont, Inc., as Borrowers, and Wells Fargo Bank, National Association, as Agent Bank (filed herewith).

10.17

Sixth Amendment, dated as of September 29, 2004, to Third Amended and Restated Credit Agreement dated as of March 28, 2003, as amended, by and among MTR Gaming Group, Inc., Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., and Speakeasy Gaming of Fremont, Inc., as Borrowers, and Wells Fargo Bank, National Association, as Agent Bank (filed herewith).

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

(b)         Reports on Form 8-K

The Company filed the following reports on Form 8-K during the three months ended September 30, 2004.

On July 22, 2004, the Company filed a Current Report on Form 8-K under Item 12 thereof reporting that it issued a press release announcing unaudited financial results for the six months ended June 30, 2004 and scheduling a conference call to discuss such results.

On August 16, 2004, the Company filed a Current Report on form 8-K under Item 5 thereof reporting it had decided not to pursue its July 2003 application of Keystone Downs, LLC for a license to build a new thoroughbred racetrack with parimutuel wagering in Allegheny County, Pennsylvania.

On August 30, 2004, the Company filed a Current Report on Form 8-K under Item 8.01 thereof with respect to a West Virginia Lottery report regarding the gross terminal revenue of Mountaineer Park, Inc. for the week ended August 24, 2004.

On September 8, 2004, the Company filed a Current Report on Form 8-K under Item 8.01 thereof reporting that a wholly-owned subsidiary of the Company agreed to acquire 90% of the LLC interests of Jackson Trotting Association, LLC from the owners of that entity subject to certain terms and conditions set forth in the purchase agreement attached as an exhibit to the Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1933, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 9, 2004	MTR GAMING GROUP, INC.
	By:	/s/ EDSON R. ARNEAULT
Edson R. Arneault
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER
	By:	/s/ JOHN W. BITTNER, JR.
John W. Bittner, Jr.,
CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

EXHIBIT NO.	ITEM TITLE
3.1	Restated Certificate of Incorporation for Winner’s Entertainment, Inc. dated August 17, 1993 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1993)
3.2	Amended By Laws (incorporated by reference to the Company’s report on Form 8-K filed February 20, 1998)
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
10.16

Fifth Amendment, dated as of September 24, 2004, to Third Amended and Restated Credit Agreement dated as of March 28, 2003, as amended, by and among MTR Gaming Group, Inc., Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., and Speakeasy Gaming of Fremont, Inc., as Borrowers, and Wells Fargo Bank, National Association, as Agent Bank (filed herewith).

10.17

Sixth Amendment, dated as of September 29, 2004, to Third Amended and Restated Credit Agreement dated as of March 28, 2003, as amended, by and among MTR Gaming Group, Inc., Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., and Speakeasy Gaming of Fremont, Inc., as Borrowers, and Wells Fargo Bank, National Association, as Agent Bank (filed herewith).

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