Form 10-K
period 2004-12-31
MTR GAMING GROUP INC
filed 2005-03-16
CIK 834162

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE
SECURITIES ACT OF 1934

FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2004

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

        Indicate by check mark whether the Company (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K of Section 299.405 of this chapter) is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

        As of June 30, 2004, the aggregate market value of our common stock held by non-affiliates (all persons other than executive officers or directors) of the Company (based on the number of shares issued and outstanding and the NASDAQ Official Close Price on that date) was $257,077,475.

        Our common stock outstanding at March 11, 2005 was 28,629,960 shares.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS	1
	CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION	1
	COMPANY HISTORY	1
	Introduction	2
	Mountaineer Racetrack & Gaming Resort	2
	Nevada Properties	6
	BUSINESS STRATEGY	6
	COMPETITION	7
	Gaming Operations	7
	Racing and Parimutuel Operations	8
	EMPLOYEES	9
	REGULATION AND LICENSING	9
	General	9
	West Virginia Racing and Gaming Regulation	10
	Nevada Gaming Regulation	12
	Impact of Resort Hotel Legislation	15
	Pennsylvania Racing Regulation	16
	Ohio Racing Regulation	18
	IRS Regulations and Currency Transaction Reporting	18
	Restrictions on Share Ownership and Transfer	19
	Environmental Matters	19
	Compliance With Other Laws	20
	CERTAIN RISKS RELATED TO OUR BUSINESS	20
ITEM 2.	PROPERTIES	26
	Hotel, Gaming, Racing and Other Property	26
	Equipment Leases
ITEM 3.	LEGAL PROCEEDINGS	27
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	29
ITEM 5.	MARKET FOR COMPANY'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	29
ITEM 6.	SELECTED FINANCIAL DATA	30
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31
	Overview	31
	Year Ended December 31, 2004 Compared to Year Ended December 31, 2003	34
	Operating Revenues and Costs	34
	Gaming Operations	36
	Parimutuel Commissions	38
	Food, Beverage and Lodging	39
	Other Operating Revenues	40
	Marketing and Promotions Expense	40
	General and Administrative Expenses and Interest	41

i

	Year Ended December 31, 2003 Compared to Year Ended December 31, 2002	42
	Operating Revenues and Costs	42
	Gaming Operations	43
	Parimutuel Commissions	45
	Food, Beverage and Lodging Operations	46
	Other Operations	47
	Marketing and Promotions Expense	47
	General and Administrative Expenses and Interest	47
	Liquidity and Sources of Capital	48
	Commitments and Contingencies	51
	Critical Accounting Policies	54
	Revenue Recognition	54
	Impairment of Long-Lived Assets and Intangibles	55
	Self-Insurance	55
	Frequent Players Program at Mountaineer	55
	Income Taxes	55
	Newly Issued Accounting Standards	56
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	56
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	56
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	56
ITEM 9A.	CONTROLS AND PROCEDURES	57
ITEM 9B.	OTHER INFORMATION	57
PART III
ITEM 10.	DIRECTORS AND OFFICERS OF THE COMPANY	58
	Business Experience	58
ITEM 11.	EXECUTIVE COMPENSATION	61
	Summary Compensation Table	62
	Option Grants in 2004	63
	Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values	63
	Equity Compensation Plan Information	64
	Section 16(a) Beneficial Ownership Reporting Compliance	64
	Employment Agreements	64
	Compensation of Directors	66
ITEM 12.	STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	66
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	67
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	67

ii

iii

ITEM 1. BUSINESS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

        This document includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" regarding our strategies, plans, objectives, expectations, and future operating results are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, will, likely, continue and similar terms and phrases, and include all discussions of our plans for the design, development, construction and operation of proposed racetracks and our plans for acquisition of properties and operations. Although we believe that the expectations reflected in such forward-looking statements are reasonable at this time, we can give no assurance that such expectations will prove to have been correct. Such statements are subject to a number of risks and uncertainties that could cause the statements made to be incorrect and/or for actual results to differ materially. Those risks and uncertainties include but are not limited to weather conditions or road conditions limiting access to our properties and the cyclical and seasonal nature of our business, adverse changes in West Virginia video lottery laws or the rates of taxation of video lottery operations, legalization of new forms of gaming in our target markets, which would lead to increased competition, other significant competition, general economic conditions affecting the resort business, dependence upon key personnel and the ability to attract new personnel, changes in the number of diluted shares, leverage and debt service, expiration, loss or non-renewal of gaming licenses, costs associated with maintenance and expansion of Mountaineer Park's infrastructure to meet the demands attending increased patronage, costs and risks attending construction, expansion of operations, continued dependence on Mountaineer for the vast majority of our revenues, disruption in developing and integrating our Pennsylvania, Minnesota, and downtown Las Vegas operations and other facilities we may expand and/or acquire (including Jackson Harness Raceway in Jackson, Michigan), extensive regulation by gaming and racing authorities, regulatory approval of our building plans for Presque Isle Downs and closing on the real property currently under option for the project, environmental laws and potential exposure to environmental liabilities, limited public market and liquidity, shares eligible for future sale, and successful cross-marketing among the Company's properties, litigation risk concerning our recently granted license to build a new racetrack in Minnesota, success of our planned advance deposit wagering business for Scioto Downs, and other factors described from time to time in our Securities and Exchange Commission filings and press releases. We do not intend to update publicly any forward-looking statements, except as may be required by law.

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

Introduction

        We own and operate thoroughbred and harness racetracks, racinos (which are racetracks with either slot machines or other forms of gaming in addition to pari-mutuel wagering), and traditional casinos. Through our wholly owned subsidiaries, we own and operate the Mountaineer Racetrack & Gaming Resort in Chester, West Virginia, Scioto Downs in Columbus, Ohio, the Ramada Inn and Speedway Casino in North Las Vegas, Nevada and Binion's Gambling Hall and Hotel in downtown Las Vegas. We have a license from the Pennsylvania State Horse Racing Commission to build a thoroughbred racetrack and operate parimutuel wagering in Erie, Pennsylvania, and our affiliate, North Metro Harness Initiative, LLC (of which we own 50%), has a license from the Minnesota Racing Commission to build a harness racetrack approximately 30 miles north of Minneapolis (subject to a pending request for judicial review). Minnesota's licensed racetracks are permitted to operate a 50-table card room upon completion of the first 50-day race meet and regulatory approval of a card room plan of operation. We also have a definitive agreement to acquire 90% of Jackson Trotting Association, LLC, which operates a harness racetrack in Jackson, Michigan.

Mountaineer Racetrack & Gaming Resort

        Overview.    Mountaineer is one of only four racetracks in West Virginia permitted to operate slot machines. Mountaineer is located at the northern tip of West Virginia's northwestern panhandle, primarily serving residents of the Ohio Valley (including Cleveland and Youngstown) and western Pennsylvania (including Pittsburgh). Since acquiring Mountaineer in 1992, we have renovated and expanded its facilities in order to maximize the benefits of the West Virginia Racetrack Video Lottery Act of 1994, as amended (the "Lottery Act"), which permits us to operate slot machines at Mountaineer, and subsequent amendments that have permitted additional types of gaming machines and made their operation more profitable. We continue to focus on expanding the reach of our extensive customer base at Mountaineer and improving our operating results. We have invested approximately $208 million in capital improvements, expansion projects and equipment at Mountaineer from 2000 through 2003. As a result, Mountaineer has become a diverse entertainment and convention complex and destination resort with:

  •
  121,956 square feet of gaming space housing 3,220 slot machines, which includes approximately 500 slot machines at the racetrack and approximately 2,720 slot machines in the 97,725 square-foot "Speakeasy Gaming Saloon," integrated with the hotel rooms and convention space, spa and retail plaza;

  •
  359 hotel rooms, including the 258-room, 219,000 square foot Grande Hotel at Mountaineer, which opened in May 2002 and offers 22 suites, a full-service spa and salon, a gourmet coffee shop, a buffet, a 60-seat upscale steakhouse, a retail plaza and an indoor and outdoor swimming pool, and, generally, a level of luxury not previously seen within twenty-five miles of the resort;

  •
  52,750 square feet of convention space, which can accommodate seated meals for groups of up to 1,870 as well as smaller meetings in more intimate break-out rooms and concerts and boxing events for approximately 1,500 guests;

  •
  a 69,000 square foot theater and events center, known as the "Harv," that seats approximately 5,000 patrons for concerts, boxing matches, trade shows and other entertainment offerings;

  •
  Woodview, an eighteen-hole par 71 golf course measuring approximately 6,550 yards on 170 acres located approximately seven miles from Mountaineer;

  •
  a 12,000 square foot state-of-the-art fitness center;

  •
  on-site parimutuel wagering and thoroughbred, harness and greyhound racing simulcast from other prominent tracks, as well as wagering on Mountaineer's races at 850 sites to which the races are simulcast;

  •
  year-round live thoroughbred horse racing on a one-mile dirt surface or a 7/8 mile grass surface with expansive clubhouse and grandstand viewing areas with enclosed seating for 770 patrons and 2,800 patrons, respectively;

  •
  surface parking for approximately 5,400 cars; and

  •
  approximately 2,350 acres of owned real property in Hancock County, West Virginia, of which approximately 215 acres comprise the resort site, 170 acres comprise the Woodview golf course, and approximately 1,885 acres are available for future development (including an approximately 250 acre parcel on the Ohio River which is adjacent to Mountaineer and which is intended to be developed as a championship golf course).

  •
  tennis, indoor and outdoor swimming.

        Slot Machine Operations.    Mountaineer's revenues and profits are driven primarily by its slot machine operations and to a lesser extent its lodging, food and beverage operations, parimutuel wagering, convention center, events center, and recreational facilities fees. Mountaineer currently operates 3,220 slot machines in various configurations of denominations and coin drop/ticket out machines.

        Mountaineer has enjoyed strong growth in its slot business as a result of positive legislation (Las Vegas style coin drop machines permitted by amendment in June 1999; relief from limitation on ratio of machines in hotel versus horse racetrack buildings from 1:1 between 1994 and June 1998 to 2:1 in June 1998, elimination of the ratio in 2000, and increase in the maximum slot wager from $2 to $5 in 2001), increases in machine count (from 400 in 1994, to 800 in 1995, to 1,000 in 1997, to 1,200 in July of 1998, to 1,345 in 1999, to 1,905 in 2000, to 2,500 in September 2001, to 3,000 in July 2002, to 3,200 in July of 2003), progressive advertising and marketing, and increased patronage resulting from Mountaineer's development into a destination resort. On March 25, 2003 the West Virginia Lottery Commission approved the addition of 500 slot machines at Mountaineer Park (for a total of 3,500), of which 220 have been installed.

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

        Racing and Parimutuel Wagering Operations.    Mountaineer offers live thoroughbred horse racing on dirt and grass surfaces before expansive clubhouse and grandstand viewing areas with enclosed seating

(770 seats and 2,800 seats respectively) for year-round racing. In August 2000, Mountaineer also began exporting its signal to other outlets in the United States, Canada and the Caribbean. Those outlets (994 off-track wagering facilities thus far) simulcast Mountaineer's races and conduct parimutuel wagering. Mountaineer also conducts parimutuel wagering on horse and greyhound racing simulcast via closed circuit television from other prominent racetracks around the country. Mountaineer's revenues from racing operations are derived mainly from three sources: commissions earned on parimutuel wagering on live races held at Mountaineer; commissions earned on races conducted at other "host" racetracks and broadcast live (i.e., import simulcast) at Mountaineer; and, since August 11, 2000, fees paid to Mountaineer by other racetracks and off track wagering facilities that broadcast Mountaineer's races live (i.e., export simulcast). In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The dollars wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The thoroughbred or licensed racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a "take-out" or gross commission, from which the horse racetrack pays state and county taxes and racing purses.

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

        In August 2000, Mountaineer opened the Harvey E. Arneault Memorial Arena and Events Centre. Known as the "Harv," this 69,000 square foot facility is a tent-like fabric structure that seats approximately 5,000 patrons for concerts, boxing matches and other entertainment offerings. The Harv is just a short walk from the hotel and Speakeasy Gaming Saloon and has a state-of-the-art stage, permanent bleachers and food and beverage concessions and has hosted such entertainers as Bill Cosby, Wayne Newton, Paul Anka, Tom Jones and Lou Rawls.

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

Scioto Downs

        In July of 2003, we acquired 100% of the stock of Scioto Downs, Inc., which owns and operates a harness horse racetrack in Columbus, Ohio. The facilities, which are located on 173 acres of land, include the race track, a grandstand with a capacity of 10,000 patrons, an enclosed clubhouse with a capacity of 1,500 patrons, approximately 6,000 parking spaces, barns, a paddock, and related facilities for the horses, drivers, and trainers. The facility was built in the 1960s. In order to accommodate future expansion, the Company has an option to acquire approximately 35 adjacent acres.

Presque Isle Downs

        In a decision dated December 30, 2004, the Pennsylvania Supreme Court favorably resolved the final legal challenge to the Company's license—originally granted in the fall of 2002—to build Presque Isle Downs, a thoroughbred racetrack with parimutuel wagering in Summit Township, Erie County, Pennsylvania. The racetrack will be constructed on a 272 acre site (approximately 58.4 acres of which will be dedicated to the public as open space). The Company owns approximately 270 acres comprising the site and expects to acquire the remainder in March, 2005. The Company contemplates breaking ground in May, 2005.

        In July of 2004, the Pennsylvania Legislature passed, and Governor Rendell signed into law, a bill permitting slot machines at the Commonwealth's licensed racetracks (including Presque Isle Downs) and certain other locations. The new law contemplates the newly formed Gaming Commission permitting the operation of slot machines in temporary facilities for up to three years pending the construction and opening of permanent facilities. The Company intends to open a temporary gaming facility in June of 2006 and commence live racing in September of 2007 (both subject to licensing and potential delays encountered by the Commonwealth in its launch of this new business).

        Our plans call for a state-of-the-art horse racing facility featuring racing as well as concerts, nightly entertainment, and fine and casual dining. The initial gaming facility will be approximately 75,000 square feet and will contain approximately 1,800 slot machines. The completed facility will contain a thoroughbred racetrack, a grandstand and clubhouse consisting of 180,500 square feet, an entertainment auditorium (conversion of the temporary gaming facility), barns, a paddock, and related facilities for the horses, jockeys, and trainers, and approximately 1200 parking spaces.

North Metro Harness

        Our wholly owned subsidiary, MTR-Harness, Inc., owns a 50% interest in the North Metro Harness Initiative, LLC, which was awarded a license by the Minnesota Racing Commission on January 19, 2005 to own and operate a harness racetrack in Columbus Township, Anoka County, Minnesota, approximately 30 miles north of downtown Minneapolis. Under Minnesota law, licensed racetracks may operate card rooms with up to 50 tables, each with approximately 5 to 10 gambling positions, subject to completion of the first 50-day live race meet and regulatory approval of a card room plan of operation. North Metro anticipates that it will, subject to the terms of its card room plan of operations, derive revenues from card room operations, depending on the particular type of game, as a percentage of accumulated wagers, a "rake" from certain wagers, and other charges for hosting the activity, but will not have an interest in the outcome of any card game. The harness race track and entertainment facility will be constructed on a 165-acre tract of land located near the interchange of I-35 and Lake Drive. The facility would include the construction of a harness racing track and approximately 110,750 square feet of associated grandstand, card club, horse barns and maintenance buildings. It would also include the construction of internal roadways, a main driveway, and surface parking (approximately 1,850 spaces); and the construction of necessary wetland mitigation and storm water treatment for the site. The project will be separately financed on a nonrecourse basis to the Company.

Jackson Harness Raceway

        We have entered into a definitive agreement to acquire, through a wholly owned subsidiary (Jackson Racing, Inc.), a 90% interest in Jackson Trotting Association, LLC, which operates Jackson Harness Raceway in Jackson, Michigan.

        Jackson Trotting Association, LLC presently leases a portion of the Jackson County Fairgrounds from Jackson County. Its lease with Jackson County expires on December 31, 2006. The Company contemplates that the Jackson Trotting Association, LLC will seek to purchase an alternative site as a permanent location and then seek to move its racing license.

Nevada Properties

        On March 11, 2004, through Speakeasy Gaming of Fremont, Inc. we acquired the assets of Binion's Horseshoe Hotel & Casino on Fremont Street in downtown Las Vegas. We paid $20 million in cash (exclusive of transaction costs) and separately purchased for $1.8 million a parcel previously ground leased for $232,500 per year. We simultaneously entered a Joint Operating License Agreement with an affiliate of Harrah's Entertainment. Pursuant to the Joint Operating License Agreement, Harrah's operated the property for one year and made payments to us net of all operating expenses. The purchase price is subject to increase by $5 million if Harrah's achieves positive EBITDA during the last nine months of the Joint Operating License Agreement. We took over operation of the property on March 10, 2005 and renamed the property "Binion's Gambling Hall and Hotel." The Binion's property sits on approximately 5.3 acres (231,961 square feet) and consists of a 25-story hotel tower with 365 rooms, meeting space, two gift shops, a rooftop swimming pool, and approximately 80,000 square feet of casino space. Speakeasy Fremont owns 131,961 square feet of the property in fee and ground leases the remaining 100,000 square feet pursuant to various ground leases having aggregate annual rent of approximately $6.2 million, subject to certain periodic increases.

        We own and operate the Ramada Inn and Speedway Casino, which is located on approximately 6.1 acres at the intersection of Cheyenne Boulevard and Interstate 15 in North Las Vegas. Approximately five miles from the Las Vegas Motor Speedway, the property includes a 95-room hotel and a casino with approximately 400 slot machines and seven table games.

Business Strategy

        Our business strategy involves (i) driving revenue growth at Mountaineer now that the facility has matured as a destination resort and convention facility; (ii) constructing our new racetracks and cross marketing those properties with Mountaineer and Scioto Downs; (iii) operating Binion's Gambling Hall and Hotel as a means of diversifying the Company's sources of revenues, leveraging our existing Nevada human resources,and raising the Company's profile; and (iv) promoting legislation for additional forms of gaming at our Midwest properties. While we also intend to continue to evaluate and consider external growth opportunities in the pari-mutuel and gaming business from time to time, we anticipate that for approximately the next two years our focus will be on operating Binion's and building and opening Presque Isle Downs, North Metro Harness and a new Jackson Harness Raceway.

  •
  Market Mountaineer Park As A Mature Destination Resort, Convention Center And Diversified Entertainment Facility

        Our strategy is to focus our marketing on the fact that Mountaineer is now a mature destination resort, convention facility and entertainment complex as well as add new amenities in order to expand Mountaineer's target market and further distinguish Mountaineer from competitors whose facilities may have some but not all of the entertainment venues available at Mountaineer. The development of a destination resort is likewise aimed at distinguishing Mountaineer from any new competition that could result from the enactment of gaming legislation in neighboring states and the implementation of additional gaming in Pennsylvania as a result of the new law permitting slot machines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital."

  •
  Constructing Our New Racetracks and Cross Marketing Among Our Properties

        If all of our development plans come to fruition, we will own four racetracks in contiguous states (two of which would have slot machines without the need for any new legislation) and 50% of a fifth racetrack (with a 50-table card room) separated from one of our properties by only one state by automobile travel. At that point, we expect to have a larger and more diverse operation, thus reducing our dependence on a single property for the vast majority of our revenues. Moreover, the properties will be sufficiently proximate to allow for cross marketing, yet sufficiently distant that cannibalization should not be a concern. Through promotions such as a unified players' club and advertising during our export simulcast broadcasts, we intend to cross market among our racetrack properties. We likewise intend to promote Binion's Gambling Hall and Hotel at all of our racetrack properties.

  •
  Integrating Binion's

        On March 10, 2005, upon the termination of our Joint Operating License Agreement with an affiliate of Harrah's, we took over the operation of Binion's. We expect Binion's to generate more than $40 million in revenue in 2005, thus significantly diversifying the Company's revenue base. Operation of Binion's will likewise allow us to leverage over two properties our management resources in Nevada and the costs associated with operating our Company consistent with the standards imposed by Nevada's gaming laws and regulations. We also believe that the prominence of the property and the lore surrounding it should help us raise the public's awareness of our Company.

  •
  Pursuing Legislation for Additional Forms of Gaming at our Properties

        We have been pursuing and intend to continue to pursue legislation for video lottery or slot machine gaming at racetracks in Ohio and Michigan (in anticipation of our Jackson acquisition) and, subject to county referendum, table gaming at racetracks in West Virginia. We believe that such legislation, depending upon the fees and taxes imposed on gaming revenues or profits, can result in improvement of our business prospects and financial condition. Enhanced gaming at our properties would create new jobs and a new source of revenue, as well as increase foot traffic at our properties that would support reinvestment in infrastructure.

Competition

Gaming Operations

        We face substantial competition in each of the markets in which our gaming facilities are located. See "Risk Factors—Certain Risks Related to Our Business—We face significant competition from other gaming and racing facilities, and increased competition could have a material adverse effect on us."

        Specific competitive factors relating to our primary gaming markets include the following:

        Mountaineer's Slot Operations.    In recent years, the number of gaming options available to consumers in our West Virginia area market has increased considerably. While there are three other tracks in West Virginia that offer slot machine gaming, only one, Wheeling Downs, lies within Mountaineer's primary market (a 150-mile radius), located approximately 50 miles to the south in Wheeling, West Virginia. That competitor currently operates approximately 2,270 slot machines. In 2001, West Virginia enacted legislation permitting limited video lottery in bars and fraternal organizations. The law authorized up to 9,000 slot machines in adults-only facilities throughout West Virginia commencing on January 1, 2002. No more than five slot machines are allowed in each establishment licensed to sell alcoholic beverages; and no more than ten slot machines are allowed in each licensed fraternal or veterans' organization. To date, 7,547 new slot machines have been installed in the State's bars and fraternal organizations, approximately 500 of which are in Hancock County. Although the bars and fraternal organizations housing these machines lack the amenities and ambiance of our resort, they do compete with us, particularly for the locals business.

        Beginning in 2006, we expect new competition from slot operations in Pennsylvania. In July of 2004, Pennsylvania enacted a law that contemplates the installation of slot machines at up to fourteen locations: seven racetracks (including Presque Isle Downs) each with up to 3,000 slots initially and ultimately up to 5,000 slots; five stand-alone slot parlors with the same number of machines as the racetracks; and two resort locations with up to 500 slots each. We anticipate that the Meadows, a harness racetrack approximately 40 miles southeast of Mountaineer, will install between 1,500 and 2,000 slot machines. Pennsylvania's new law also calls for at least one of the stand-alone slot parlors to be located in downtown Pittsburgh (approximately an hour's drive from us). Additionally, the Pennsylvania Harness Horse Racing Commission, which may grant one more license, is considering two applications that propose to build a track within our target market. We do not know which, if either, of the sites will be awarded the license. Ultimately, the location of the new facilities, the number and types of games, and the types of facilities built (a $50 million per location licensing fee and high tax rates may limit capital expenditures) will determine the degree to which Pennsylvania's planned entry into the slot machine business will have on us. Moreover, we believe that the addition of table games at Mountaineer, if permitted by the West Virginia Legislature, would significantly mitigate the impact of this new competition.

        Presque Isle Downs' Planned Slot Operations.    Upon commencement of its slot operations, Presque Isle Downs will compete with other Pennsylvania racetracks as well as Indian casinos in Western New York and Canada.

        The Speedway Property's Casino Operations.    We do not intend for the Speedway Property to compete with the high-end luxury hotel/casinos along Las Vegas' famous Strip (along Las Vegas Boulevard between Sahara Avenue and Tropicana Avenue). Although the Strip is the main attraction for gaming patrons who travel to Las Vegas, we believe that North Las Vegas constitutes a distinct segment of the Las Vegas gaming market. Nevertheless, management recognizes that the Strip may limit customer traffic to the North Las Vegas area. Even within the North Las Vegas segment of the market, however, the Speedway Property faces substantial competition from several other North Las Vegas casinos.

        Binion's Gambling Hall and Hotel.    The downtown Las Vegas gaming market is highly competitive. During the term of the Joint Operating License Agreement, however, the competition did not affect us, as our minimum payments from Harrah's were guaranteed and not dependent upon the financial results of the property. Having taken over operations on March 10, 2005, we will now face competition from other downtown casinos (there are 16) as well as casinos on the Strip and other parts of Las Vegas.

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

        Currently, there are two applications pending before the Pennsylvania Harness Horse Racing Commission for the one remaining license to operate a harness racetrack within our target market. If either of these groups builds a racetrack in our target markets, they may compete with our thoroughbred horse racing at Mountaineer and planned at Presque Isle Downs, as well as our harness racing at Scioto Downs.

        Presque Isle Downs will face competition from other racetracks in Pennsylvania and off-track wagering facilities in Pennsylvania and West Virginia, as well as from casinos in Western New York and northern Ohio. Moreover, because Presque Isle Downs will be a new facility, all of its competitors will be more established.

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

        North Metro Harness will face competition from Canterbury Park, an established thoroughbred racetrack and card room approximately 55 miles away. It will also compete with Minnesota's Indian casinos (several of which are approximately 50 miles away), and, to a lesser extent, those in Wisconsin. We believe North Metro's most likely direct competitor will be the Grand Casino Hinckley, which is approximately 50 miles to the north (farther from the Twin Cities), but on the same highway as North Metro.

Employees

        As of December 31, 2004, we and our subsidiaries had approximately 2,750 employees (approximately 1,526 in connection with operations at Mountaineer; 65 full time (which increases by 290 during race meet conducted from May through September) at Scioto Downs; 176 at the Speedway property; and 979 at Binion's) of whom approximately 720 were represented by labor unions under collective bargaining agreements. The union representing parimutuel clerks at Mountaineer has been expanded in recent years to cover certain employees providing off-track betting services at the Speakeasy Gaming Saloon. We have an agreement in place with the pari-mutuel clerks until November 30, 2008. In July of 2003, Mountaineer's video lottery clerks (a bargaining unit of approximately 350 employees) voted to be represented by a labor union with which Mountaineer has entered a contract through March 1, 2008. In December of 2003, Mountaineer's housekeeping employees (a bargaining unit of approximately 174 employees) participated in a union election. The union filed objections to the election, and in December 2004 a final determination was made that the union lost the election. We believe that our employee relations are good. Certain employees in the maintenance slot, food and beverage and hotel departments of Binion's are represented by labor unions. The applicable labor agreements expire on May 31, 2005 and May 31, 2007 respectively.

REGULATION AND LICENSING

General

        All of our gaming operations are subject to extensive regulations and could be subjected at any time to additional or more restrictive regulations. We are also subject to the provisions of West Virginia law that govern the conduct of horse racing in West Virginia (the "West Virginia Racing Act") and the operation of slots in West Virginia (the "Lottery Act"). In addition, our horse racing operations at Presque Isle Downs will be subject to extensive regulation under the Pennsylvania Racing Act and slot operations will be subject to the laws, regulations, and supervisory procedures of the recently formed Pennsylvania Gaming Control Board. Our harness racing operations at Scioto Downs are subject to the applicable Ohio statutes and the rules and regulations of the Ohio Racing Commission. Our live racing, parimutuel wagering and slot operations are contingent upon the continued governmental approval of such operations as forms of legalized gaming. Our casino gaming operations in Nevada are subject to the the laws, regulations, and supervisory procedures of the Nevada Gaming Control Board, the Nevada Gaming Commission, the City of Las Vegas, and the City of North Las Vegas.

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

Nevada Gaming Regulation

        The laws, regulations, and supervisory procedures of the Nevada Gaming Control Board (the "Board"), the Nevada Gaming Commission (the "Commission"), the City of Las Vegas (the "City") and the City of North Las Vegas ("North Las Vegas") (the Board, the Commission, the City and North Las Vegas are hereinafter collectively referred to herein as the "Nevada Gaming Authorities") are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) the provision of a source of state and local revenues through taxation and licensing fees. Any changes in such laws, regulations, and procedures could have an adverse effect on the operations of the Company, Binion's and Speakeasy Las Vegas.

        In order to operate non-restricted gaming at Binion's and at the Speedway Property, Speakeasy Fremont, Speakeasy Las Vegas and certain officers and directors are required to be licensed or found suitable as operators and owners of a casino by the Nevada Gaming Authorities. A gaming license requires the periodic payment of fees and taxes and is not transferable. We are also required to be registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, we are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, Speakeasy Fremont or Speakeasy Las Vegas without first obtaining licenses and approvals from the Nevada Gaming Authorities. We and all relevant affiliates have obtained from the Nevada Gaming Authorities the necessary licenses or approvals to engage in gaming activities at our Nevada properties.

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

Pennsylvania Racing and Gaming Regulation

        Presque Isle Downs' horse racing operations will be subject to extensive regulation under the Pennsylvania Racing Act, which established the Pennsylvania State Horse Racing Commission (the "Pennsylvania Racing Commission"), which is responsible for, among other things:

  •
  granting permission annually to maintain racing licenses and schedule races;

  •
  approving, after a public hearing, the opening of off-track wagering facilities ("OTWs");

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

        Presque Isle Downs' planned slot machine operations will be subject to the Pennsylvania Race Horse Development and Gaming Act (the "Pennsylvania Act") passed and signed into law in July of 2004. The Pennsylvania Act authorizes the granting of slot machine licenses to up to seven Category 1 licensed facilities (i.e. racetracks) and up to five Category 2 licensed facilities (i.e. non-tracks), along with limited licenses to up to two Category 3 licensed facilities (i.e. resort hotels). Those racetracks and non-track facilities which successfully apply for slot machine licenses will be permitted to operate between 1,500 and 3,000 slot machines each, subject to future expansion of up to 2,000 additional machines per facility upon the approval of the Pennsylvania Gaming Control Board. The licensed resort facilities will be permitted to operate, on a limited basis, up to 500 machines each.

        Each racetrack slot machine licensee in Pennsylvania will be required to pay 34% of its daily gross revenues from gaming less all monetary payouts ("Gross Terminal Revenues") to the State Gaming Fund, 4% of its Gross Terminal Revenues as a local share assessment, 5% of its Gross Terminal Revenues to the Pennsylvania Gaming Economic Development and Tourism Fund and a maximum of 12% of its Gross Terminal Revenues to a pool (the "Horsemen Pool") for distribution to each racetrack's horsemen, in the form of purses and other awards. Non-track and resort facilities will be bound to make the same percentage distributions but, since they do not conduct horse racing, they will contribute to the Horsemen Pool that portion of their Gross Terminal Revenues which is equal, on a pro rata basis, to the amount contributed to the Horsemen Pool by Category 1 licensees. The Horsemen Pool will then be allocated among the horsemen at each of the Category 1 licensed facilities, with the intention of providing payments to the horsemen at each racetrack, which are equivalent to 18% of that track's Gross Terminal Revenues.

        All racetrack licensees offering slot machines in Pennsylvania must pay an upfront fee of $50.0 million and will be required to commit a minimum of $5.0 million over a five year period, and a minimum of $0.25 million annually for five years thereafter, for improvements and maintenance of its backstretch. We intend to pursue an application for a slot machine license at Presque Isle Downs in accordance with the requirements of the legislation and associated regulations as soon as applications are accepted by the Pennsylvania Gaming Control Board. The Pennsylvania Gaming Control Board, created under the Pennsylvania Act to implement and oversee licensee gaming operations, has been fully constituted but has not yet released the operating regulations or form of licensee application. The Pennsylvania Act requires the Pennsylvania Gaming Control Board to license the slot manufacturers, distributors and casino suppliers at least three months prior to licensing racetracks. We are closely monitoring this process and will be in a position to pursue our application as soon as the Pennsylvania Gaming Control Board permits.

        The Pennsylvania Act has been subjected to legal challenge by various groups, a move that was anticipated at the time of the passage of this legislation. These legal challenges are currently in the courts and are being vigorously defended by the State of Pennsylvania.

Minnesota Racing and Card Room Regulation

        In December 2003, North Metro Harness Initiative, LLC and Southwest Casino and Hotel Corp. filed applications for Class A and Class B licenses, respectively, to develop and operate a harness racing track and card club in Anoka County, Minnesota, after which time the Company acquired a 50% equity interest in North Metro Harness. The Class B license application was subsequently amended to reflect the Company's participation and, on January 19, 2005, the Minnesota Racing Commission voted to grant Class A and Class B licenses to North Metro. The Class A License is effective until revoked or suspended by the Racing Commission, or relinquished by the licensee. The Class B License is renewable each year by the Racing Commission after a public hearing (if required by the Racing Commission).

        Minnesota established the Minnesota Racing Commission to regulate horse racing and card playing in the state under its parimutuel horse racing statute. North Metro and the Company, as a 50 percent owner of North Metro, are subject to the horse racing statute and rules and regulations promulgated under it (the "Racing Act"). North Metro's horse racing operations will also be subject to the Federal Interstate Horse Racing Act of 1978.

        The Racing Commission has broad authority to enforce the Racing Act and regulate substantially all aspects of horse racing in Minnesota. The Racing Commission granted and will oversee North Metro's operating licenses, will license all employees of North Metro's racetrack as well as jockeys, trainers, veterinarians and other participants, regulates the transfer of ownership interests in licensees, allocates live race days and simulcast-only race days, approves race programs, regulates the conduct of races, sets specifications for the racing ovals, animal facilities, employee quarters and public areas of North Metro's racetrack, regulates the types of wagers on horse races and approves significant contractual arrangements with North Metro, including management agreements, simulcast arrangements, totalizator contracts and concessionaire agreements. Adverse decisions by the Racing Commission in regard to any one or more of these matters could adversely affect the Company's operations.

        The Racing Act requires prior approval by the Racing Commission of all officers, directors, 5% shareholders, or other persons having a present or future direct or indirect financial or management interest in any person applying for a Class A and Class B, and if a change of ownership of more than 5% of the licensee's shares is made after an application is filed or the license issued, the applicant or licensee must notify the Racing Commission of the changes within five days of this occurrence and provide the information required by the Racing Act.

        North Metro intends to submit a card club plan of operation for approval by the Racing Commission in connection with North Metro's Class B license. If the card club plan of operation is approved, the Racing Commission will regulate the playing of "unbanked" or "player pool" card games at North Metro's card club, as well as harness racing. North Metro must reimburse the Racing Commission for its actual costs, including personnel costs, of regulating the card club. North Metro must have the Class B license and card club authorization renewed annually by the Racing Commission after a public hearing (if required by the Racing Commission).

Ohio Racing Regulation

        Our horse racing operations at Scioto are subject to extensive regulation under the Ohio Racing Act, which established the Ohio State Horse Racing Commission (the "Ohio Racing Commission"), which is responsible for, among other things:

  •
  granting permission annually to maintain racing licenses and schedule races;

  •
  approving, after a public hearing, the opening of off-track wagering facilities ("OTWs");

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

Restrictions on Share Ownership and Transfer

        Unless prior approval of the West Virginia Lottery Commission is obtained, the sale of five percent or more of the voting stock of the license holder or any corporation that controls the license holder or the sale of a license holder's assets (other than in the ordinary course of business), or any interest therein, to any person not previously determined by the Lottery Commission to have satisfied the licensing qualifications, voids the license. The Company's stock certificates state that the securities are subject to the Company's right to repurchase shares at any time in the sole discretion of the Company from a "Disqualified Holder" as defined in the Certificate of Incorporation. The Certificate of Incorporation defines a Disqualified Holder as any Beneficial Owner of shares of common stock of the Corporation or any of its Subsidiaries, whose holding of shares of common stock may result, in the judgment of the board of directors, in (i) the denial, loss or non-reinstatement of any license or franchise from any governmental agency applied for or held by the Corporation or any Subsidiary to conduct any portion of the proposed or actual business of the Corporation or any Subsidiary, which license or franchise is conditioned upon some of all of its holders of common stock meeting certain criteria, or (ii) the disapproval, modification, or non-renewal of any contract under which the Corporation or any of its Subsidiaries has sole or shared authority to manage any gaming operations. Accordingly, the Company deems any holder of the Company's common stock who has not been determined by the Lottery Commission (subject to any exceptions recognized by the Lottery Commission) to have satisfied the licensing qualifications to be a Disqualified Holder to the extent of holdings in excess of 5% of the Company's issued and outstanding shares, which shares the Company will deem to have been purchased on the Company's behalf (and which the Company may, in its discretion, repurchase pursuant to the terms of the Certificate of Incorporation).

Environmental Matters

        We are subject to various federal, state and local environmental laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as the management and disposal of solid and hazardous wastes. These laws are complex, and subject to change. From time to time, our operations may not be in compliance with such laws and regulations. As a result, we may incur costs to remediate or otherwise achieve compliance, penalties or other liabilities. For example, water discharges from our racetrack operations at our Mountaineer facility have been the subject of past enforcement actions by state regulators. We have satisfied the requirements of those past proceedings, and implemented measures to maintain compliance on a going forward basis. While such liabilities have not in the past had a material impact on our business, we cannot assure you that compliance with environmental laws and regulations will not have such an impact in the future.

        We also are subject to laws and regulations that create liability and clean up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating hazardous substances or petroleum products on its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly, such substances may materially adversely affect the ability to sell or rent such property or to borrow funds using such property as collateral. Additionally, the owner of a site may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Based on currently available information, we believe, although we cannot assure you, that such liabilities will not have a material impact on our business (See Note 7 to the Notes to the Consolidated Financial Statements, "Proposed Racetrack—Pennsylvania").

Compliance With Other Laws

        We are also subject to a variety of other rules and regulations, including zoning, construction and land use laws and regulations, and laws governing the serving of alcoholic beverages in all of the states in which we operate. Mountaineer, Scioto, the Speedway Property, and Binion's derive other revenues from the sale of alcoholic beverages. Any interruption or termination of the ability to serve alcoholic beverages at those properties would have a material adverse effect on our business, financial condition and results of operations.

Certain Risks Related to Our Business

        We will continue to depend on Mountaineer for the vast majority of our revenues, and, therefore, any risks faced by our Mountaineer operations will have a material impact on our results of operations.

        Dependence Upon Mountaineer.    While we look to our recent takeover of the operation of Binion's and the commencement of slot operations at Presque Isle Downs to diversify our revenue sources, we remain dependent upon Mountaineer for the vast majority of our revenues. Accordingly, we may be subject to greater risks than a geographically diversified gaming operation, including, but not limited to the following risks faced by our Mountaineer operations:

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

        Agreements with Horsemen and Parimutuel Clerks.    We depend on agreements with our horsemen and parimutuel clerks to operate our business. The Federal Interstate Horse Racing Act, the state racing laws in West Virginia, Ohio, Pennsylvania, and Minnesota require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines with a representative of a majority of the horse owners, trainers and breeders and a representative of a majority of the parimutuel clerks. We have the requisite agreements in place with the Mountaineer horsemen until December 31, 2006. With respect to the Mountaineer parimutuel clerks, we have a labor agreement in force until November 30, 2008 which the union has indicated it would like to confirm on an annual basis relates to the proceeds of the slot machines. Scioto has the requisite agreements in place until August 31, 2012. We anticipate that Presque Isle Downs and North Metro Harness will enter any required agreements prior to commencement of racing operations.

        If we fail to maintain operative agreements with the horsemen, we will not be permitted to conduct live racing and export and import simulcasting at that horse racetrack, and, in West Virginia, we will not be permitted to operate our slot machines. In addition, our simulcasting agreements are subject to the horsemen's approval. If we fail to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on our business, financial condition and results of operations.

        Parimutuel Wagering Results.    Our parimutuel wagering business at Mountaineer began earning an operating profit only recently (2001). For the year ended December 31, 2004, our pari-mutuel business earned an operating profit of $1.9 million (down from $2.3 million in 2003), prior to deducting general and administrative expenses. We cannot assure you that this operation will continue to be profitable. Even if unprofitable, we are required to continue our parimutuel wagering business in order to maintain our gaming license at Mountaineer. Failure to maintain our gaming license would have a material adverse effect on our financial condition and results of operations.

        Minimum Live Racing Days.    If we fail to meet the minimum live racing day requirements at Mountaineer, we would be prohibited under West Virginia law from conducting simulcast racing or renewing our gaming license at Mountaineer. In order to conduct simulcast racing or conduct gaming operations, Mountaineer is required under West Virginia law to hold a minimum of 210 live race days each year. Live racing days typically vary in number from year to year and are based on a number of factors, including the number of suitable race horses and the occurrence of severe weather, many of which are beyond our control. If we were unable to conduct simulcast racing or offer slot machine gaming at Mountaineer, this would have a material adverse affect on our business, financial condition, results of operations and ability to meet our payment obligations under our various debt instruments.

        Linkage to West Virginia Lottery Commission Central System.    Our gaming operations are dependent on our linkage to the West Virginia Lottery Commission's central system. By West Virginia Lottery Commission directive, all of our slot machines are required to be connected to the SAMS 4.6 IGT central system maintained by the Lottery Commission. Our equipment is connected to the West Virginia Central System by telephone lines. This central system tracks all gaming activity in the State of West Virginia. If the operation of the central system were disrupted for any reason, including disruption of telephone service, we believe that the Lottery Commission would suspend all gaming operations within the State until normal operation of the system was restored. Any such suspension could cause a material disruption of our gaming operations and have a material adverse effect on our business, financial condition and results of operations.

        We may face disruption in developing and integrating our Pennsylvania, Minnesota, and new Nevada operations and other facilities we may expand or acquire.

        The development and integration of Presque Isle Downs, North Metro Harness, Binion's, and any other facilities we may expand or acquire in the future will require the dedication of management resources that may temporarily detract attention from our day-to-day business. The process of developing and integrating these operations also may interrupt the activities of that business, which could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we will be able to manage the combined operations effectively or realize any of the anticipated benefits of these new operations or any other facilities we may expand or acquire in the future.

        For example, we face substantial risks and difficulties in developing Presque Isle Downs, which include, but are not limited to: the ability to obtain clear title to the Pennsylvania properties on which we plan to build our operation and which we currently have under option; unforeseen engineering, environmental, or geological problems; interference with existing operations; unanticipated cost increases; construction delays caused by work stoppages or weather, among others, and other risks associated with building a racing operation. In addition, our license requires us to commence live racing by December 30, 2007. If we do not complete the facility within this timeframe, or obtain regulatory approval to complete the facility at a later date, our license will be canceled.

        We expect to face similar risks and uncertainties in connection with the acquisition of real property, construction and integration of North Metro Harness. Moreover, we will likely be involved in construction of North Metro Harness and Presque Isle Downs simultaneously. Developing these two large projects simultaneously, while also maintaining and expanding our other facilities, may stress our management and financial resources as well as disrupt our business.

  Our Minnesota racing license is being challenged in court.

        An anti-gaming public interest group has sued the Minnesota Racing Commission, alleging that the commissioners discussed North Metro Harness' application in violation of the state's Open Meeting Law. Both the trial court and an appellate court denied the group's requests for injunctions to prohibit the Racing Commission from voting on the application. Nevertheless, the group continues to pursue the case. The same group has filed a request for judicial review of the Commission's decision to grant the license. If either court were to invalidate the license, we would not be permitted to build the racetrack and card room nor realize any of the anticipated revenue and profit.

        We may elect to increase our capital investment and/or financial risk in Minnesota.

        The Membership Control Agreement that governs our Minnesota joint venture currently calls for us to contribute up to $7.5 million of capital and for our partner to contribute up to $2.5 million ($1 million of which has been contributed). Based upon these capital contributions, the joint venture is pursuing approximately $37 million of construction financing that would be without recourse to us. We have assured the Minnesota Racing Commission that if our joint venture partner cannot, for any reason, make its initial $2.5 million contribution, then we will increase our capital contribution by the amount in default (which would result in an increase in our ownership interest). Additionally, if the joint venture cannot obtain the non-recourse financing on acceptable terms, we may elect to guaranty some or all of the financing (subject to lender approval). In either event, the risk associated with our Minnesota joint venture would be greater than we originally contracted or contemplated.

  Some of our intellectual property is not protected by federally registered trademarks; we rely on common law rights.

        We hold three federally registered trademarks, have applications pending for fourteen others, and own 31 internet domain names in connection with our business. Additionally, pursuant to an Intellectual Property License Agreement, Harrah's has applied for trademarks with respect to "Binion's," which, if issued, will become part of our license. Apart from registered trademarks, we rely on common law rights, developed through use, with respect to our intellectual property. While we believe that our trademarks and common law rights are sufficient to permit us to use all of the intellectual property we are currently using, and that we are not infringing the intellectual property rights of others, we cannot assure you that no one will challenge our rights in the future. If we were to lose any of our intellectual property, it could have a material adverse effect on our business.

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

        Potential Changes In Regulatory Environment.    If current laws are modified, or if additional laws or regulations are adopted, it could have a material adverse effect on us. From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming or racing operations in the jurisdictions in which we operate. Any expansion of gaming or racing or restriction on or prohibition of our gaming or racing operations, whether through legislation or litigation, could have a material adverse effect on our operating results. Currently, there are several lawsuits challenging the constitutionality of Pennsylvania's new slot machine law. If any of these suits succeeds, and if substitute legislation is not enacted or sustained, we would not be able to operate slots at Presque Isle Downs; similarly, existing and other planned Pennsylvania racetracks would not be able to install slots that would compete with Mountaineer.

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

        Gaming Operations.    We face substantial competition in each of the markets in which our gaming facilities are located. Some of the competitors have significantly greater name recognition and financial and marketing resources than we do. All of our gaming operations primarily compete with other gaming operations in their geographic areas. New expansion and development activity is occurring in each of the relevant markets, which may be expected to intensify competitive pressures and could have a material adverse impact on us. Specifically, Pennsylvania's new slot machine law contemplates the installation of slot machines at up to fourteen locations: seven racetracks (including Presque Isle Downs) each with up to 3,000 slots initially and ultimately up to 5,000 slots; five stand-alone slot parlors with the same number of machines as the racetracks; and two resort locations with up to 500 slots each. We anticipate that the Meadows, a harness racetrack approximately 40 miles southeast of Mountaineer, will install between 1,500 and 2,000 slot machines. Pennsylvania's new law also calls for at least one of the stand-alone slot parlors to be located in downtown Pittsburgh (approximately an hour's drive from us). Additionally, the Pennsylvania Harness Horse Racing Commission, which may grant one more license, is considering two applications that propose to build a track within our target market. All of our gaming operations also compete to a lesser extent with operations in other locations, including Native American lands, riverboats and cruise ships, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, on- and off- track wagering, high-stakes bingo, card parlors, and the emergence of Internet gaming. In addition, casinos in Canada have likewise recently begun advertising in our target markets. In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, high school and collegiate athletic events, television and movies, concerts and travel.

        Racing And Parimutuel Operations.    Mountaineer's racing and parimutuel operations compete directly for wagering dollars with Wheeling Downs, which is located approximately 50 miles from Mountaineer; Thistledown and Northfield Park, which are located approximately 85 miles to the northwest in Cleveland, Ohio; and The Meadows, located approximately 40 miles southeast of Mountaineer in Washington, Pennsylvania. Wheeling Downs conducts parimutuel greyhound racing and video lottery gaming. Thistledown and Northfield conduct parimutuel horse racing but not video lottery gaming. The Meadows conducts live harness racing and provides import simulcasting, but does not yet have video lottery gaming. Upon implementation of slot machines in Pennsylvania, The Meadows also would be permitted to operate slot machines. Since commencing export simulcasting in August 2000, Mountaineer also competes with racetracks across the country to have its signal carried by off-track wagering parlors. Mountaineer also competes for wagering dollars with off-track wagering facilities in Ohio and Pennsylvania. In general, Mountaineer also competes with other tracks for participation by quality racehorses.

        Currently, there are two applications pending before the Pennsylvania Harness Horse Racing Commission for the one remaining license to operate a harness racetrack within our target market. If either of these groups builds a racetrack in our target markets, they may compete with our thoroughbred horse racing at Mountaineer and planned at Presque Isle Downs, as well as our harness racing at Scioto Downs.

        Presque Isle Downs will face competition from other racetracks in Pennsylvania and off-track wagering facilities in Pennsylvania and West Virginia, as well as from casinos in Western New York and northern Ohio. Moreover, because Presque Isle Downs will be a new facility, all of its competitors will be more established.

        Scioto Downs competes directly with other racetracks in Ohio, including Beulah Park, a thoroughbred horse racetrack which is located approximately nine miles from Scioto; River Downs Horse Racing in Cincinnati, Ohio; and to a lesser extent, casino gambling on riverboats in Indiana and Native American lands in Michigan. Further, Scioto faces competition from off-track wagering facilities in Ohio, Pennsylvania and West Virginia.

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

        We also are subject to laws and regulations that create liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating hazardous substances or petroleum products on its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly, such substances may adversely affect the ability to sell or rent such property or to borrow funds using such property as collateral. Additionally, the owner of a site may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Based on currently available information, we believe, although we cannot assure you, that such liabilities will not have a material impact on our business (See Note 7 to the Notes to the Consolidated Financial Statements, "Proposed Racetrack Pennsylvania").

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

        We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us in amounts sufficient to enable us to fund our liquidity needs with respect to our indebtedness. In addition, if we consummate significant acquisitions in the future, our cash requirements may increase significantly. We cannot assure you that we will be able to refinance any of our debt on attractive terms, commercially reasonable terms or at all. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

ITEM 2. PROPERTIES

Hotel, Gaming, Racing And Other Property

        Mountaineer Park owns approximately 2,350 acres of land in Chester, West Virginia, of which the resort occupies approximately 215 acres, the Woodview Golf Course occupies approximately 170 acres, and approximately 1,885 acres are available for future development.

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

        The Binion's property sits on approximately 5.3 acres (231,961 square feet) and consists of a 25-story hotel tower with 365 rooms, meeting space, two gift shops, a rooftop lounge with swimming pool, and approximately 80,000 square feet of casino space. Speakeasy Fremont owns 131,961 square feet of the property in fee and ground leases the remaining 100,000 square feet pursuant to various ground leases having aggregate annual rent of approximately $6.2 million, subject to certain periodic increases.

        Presque Isle Downs owns three tracts of land in Erie, Pennsylvania: 270 acres in Summit Township (with an option on an additional two acres that it plans to acquire in March of 2005); 213 acres in McKean Township; and 215 acres in the City of Erie.

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

ITEM 3. LEGAL PROCEEDINGS

        In September 2002 (formal order entered November 19, 2002), our wholly owned subsidiary, Presque Isle Down, Inc., was granted a license by the Pennsylvania State Horse Racing Commission to conduct thoroughbred horse racing and parimutuel wagering in Erie, Pa. In December 2002, affiliates of Magna Entertainment Corp. (Magna) and Penn National Gaming Inc. (Penn National) filed appeals in the Pennsylvania Commonwealth Court challenging the grant of the license. On June 19, 2003, pursuant to a settlement agreement with us, Magna filed a motion to dismiss its appeal with prejudice, indicating that it was waiving the claims raised in the appeal. On June 25, 2003, we reached an agreement in principle (and subsequently reduced to writing) with Penn National pursuant to which Penn National agreed to withdraw its appeal in consideration for our agreement to purchase Penn National's off track wagering facility in Erie for $7 million upon our commencement of parimutuel wagering in Erie and to offer comparable employment to Penn National's employees at the Erie facility. On June 26, 2003, the Court issued its Opinion and Order in which it denied Penn National's petition for review, finding that the Racing Commission had not committed an error of law in granting the license. However, notwithstanding Magna's motion to withdraw its appeal, the Court granted Magna's petition, holding that Magna had timely requested and should have received a formal hearing to be conducted in accordance with Pennsylvania's Administrative Agency Law. The Court therefore vacated the Racing Commission's November 19, 2002 Order, with regard to Magna, and remanded the case to the Racing Commission for a formal hearing.

        On July 17, 2003, the Pennsylvania State Horse Racing Commission unanimously reinstated Presque Isle Downs' license to build a thoroughbred racetrack and conduct parimutuel wagering in Erie. On August 4, 2003, Pittsburgh Palisades Park, LLC, a recent applicant for a racing license, challenged the July 17 reinstatement in the Commonwealth Court of Pennsylvania. We and the Racing Commission filed motions for Summary Relief. On March 4, 2004, the Commonwealth Court upheld the award of the license to Presque Isle Downs. In April 2004, Pittsburgh Palisades sought review by the Pennsylvania Supreme Court by filing a Notice of Appeal (claiming an absolute right to be heard) and a Petition for Allowance of Appeal (requesting the Court to review the case even if it is not statutorily or constitutionally required to do so). The Pennsylvania Supreme Court quashed the appeal on June 25, 2004 and denied the Petition for Allowance of Appeal on December 30, 2004.

        On December 15, 2004, Columbus Concerned Citizens filed a civil action in the Second District Court, Ramsey County, Minnesota against the Minnesota Racing Commission. North Metro Harness Initiative, LLC our affiliate by virtue of the fact that MTR-Harness, Inc. owns 50% of the membership interests, has intervened in this action in which an anti-gaming citizens group has alleged that the State Racing Commission violated the Open Meeting Law. Initially, Concerned Citizens sought to enjoin the Racing Commission from reconsidering a November 2004 decision to deny North Metro a license to build a racetrack. The court denied Concerned Citizens' motion and an appellate court denied an emergency petition seeking the same relief. Concerned Citizens now seeks to pursue the alleged Open Meeting Law violation as a means to invalidate the January 2005 decision of the Racing Commission to grant the license. On motion of the Racing Commission, which North Metro joined, the court entered a protective order limiting the scope of discovery (no oral depositions of the commissioners) and the timeframe for which discovery may be sought. North Metro has further requested the court to determine that the sole remedy for an Open Meeting Law violation is a fine against the Racing Commission or Commissioners and an award of attorney's fees, as to which the court has deferred decision. North Metro does not believe that the Racing Commission violated the Open Meeting Law in any event. However, if the court were to find a violation and further hold that the violation could invalidate the Commission's action, the resulting invalidation of the license would preclude North Metro from building the racetrack and card room, and we would not realize the revenue or profit anticipated from this project.

        The Company is also party to various lawsuits, which have arisen in the normal course of its business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on the Company's financial condition or financial results.

        See "Certain Risks Related to Our Business"—"We are subject to extensive regulation by gaming and racing authorities" and "Liquidity and Sources of Capital" for a discussion of litigation concerning the constitutionality of Pennsylvania's slot machine law, but to which we are not a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Common Stock is quoted on NASDAQ National Market under the symbol "MNTG". On March 11, 2005, Nasdaq Official Closing Price for our common stock was $12.04. As of March 11, 2005, there were of record 993 holders of our Common Stock.

        We are prohibited from paying any dividends without our lenders' consent. We historically have not paid cash dividends and do not intend to pay such dividends in the foreseeable future.

        The following table sets forth the range of high and low bid price quotations for the Common Stock for the two fiscal years ended December 31, 2003 and 2004 and for the period of January 1, 2005 through March 11, 2005. These quotes are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2003:
First Quarter	$8.05	$5.26
Second Quarter	8.91	6.51
Third Quarter	8.99	7.75
Fourth Quarter	11.20	9.63
Year Ending December 31, 2004:
First Quarter	11.07	9.35
Second Quarter	10.95	8.70
Third Quarter	11.00	9.24
Fourth Quarter	10.94	8.78
Year Ending December 31, 2005:
First Quarter (January 1, 2005 through March 11, 2005)	12.46	10.53

ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data set forth below as of and for each of the five years ended December 31, 2004, have been derived from the audited consolidated financial statements of the Company, certain of which are included elsewhere in this Report, and should be read in conjunction with those consolidated financial statements (including the notes thereto) and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

	Fiscal Years Ended December 31,
	2004	2003 (5)	2002 (4)	2001	2000
STATEMENT OF OPERATIONS DATA:
Total revenues	$315,222,000	$293,606,000	$266,296,000	$218,367,000	$170,068,000
Net revenues (1)	310,604,000	288,607,000	260,880,000	214,451,000	167,561,000
Income from operations before cumulative effect of accounting change (2)	14,455,000	15,140,000	17,918,000	15,715,000	15,061,000
Income per share from operations before cumulative effect of accounting change:
Basic	0.51	0.54	0.66	0.64	0.69
Assuming dilution	0.50	0.53	0.62	0.57	0.59
Cumulative effect of change in accounting method (3)	—	—	—	(92,000)	—
Loss per share from accounting change in 2001
Basic	—	—	—	—	—
Assuming dilution	—	—	—	—	—
Net income	14,455,000	15,140,000	17,918,000	15,623,000	15,061,000
Basic	0.51	0.54	0.66	0.64	0.69
Assuming dilution	0.50	0.53	0.62	0.57	0.59
BALANCE SHEET DATA:
Working capital	17,911,000	24,037,000	10,648,000	4,334,000	12,311,000
Current assets	35,539,000	46,500,000	29,810,000	19,275,000	20,912,000
Current liabilities	17,628,000	22,463,000	19,162,000	14,941,000	8,601,000
Total assets	300,027,000	280,541,000	221,917,000	164,077,000	115,685,000
Long-term obligations (net of current portion)	138,314,000	135,094,000	103,374,000	78,284,000	59,870,000
Total liabilities	176,773,000	174,900,000	131,428,000	97,009,000	70,237,000
Total stockholders' equity	123,254,000	105,641,000	90,489,000	67,068,000	45,448,000

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

(4)
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). In accordance with SFAS No. 142 goodwill amortization was not recorded in 2004, 2003 and 2002. Amortization expense was approximately $250,000 for 2001 and 2000.

(5)
On July 31, 2003, the Company acquired Scioto Downs, Inc. Scioto Downs' operating results have been included in the Company's consolidated results from the date of acquisition. See Note 4 to the Consolidated Financial Statements.

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

Overview

        Since acquiring Mountaineer Park in 1992, Mountaineer Park has been the focus of our business operations and we expect Mountaineer Park to continue to account for the majority of our revenues, profits and cash flows for the foreseeable future until Binion's, Presque Isle and North Metro are fully operational.

        For fiscal 2004, total revenues increased 7% to $315.2 million from $293.6 million in 2003, while EBITDA grew by 7% to $57.8 million from $53.8 million in 2003.(1) Increased patronage at Mountaineer Park, a full year of operations of Scioto Downs (acquired July 31, 2003) and payments relating to the joint operating agreement for Binion's positively influenced revenues. Increased revenues and operational efficiencies contributed to the increase in EBITDA despite the loss of approximately $1.6 million in marketing grant reimbursements from the West Virginia Lottery Commission and increased costs associated with pursuing the Company's development opportunities.

        Investments in infrastructure and amenities at Mountaineer Park, which allow us to provide our patrons a higher quality, diversified gaming and entertainment experience, have and will continue to drive growth in our revenues and EBITDA. Recently proposed legislation, if enacted and approved by a local voter referendum, would permit Mountaineer Park to operate table games. Table games would further contribute to Mountaineer Park's growth and development as a destination resort. Total revenues at Mountaineer Park increased 5.4% to $296.1 million from $280.9 million in 2003, while EBITDA increased 8.5% to $65.8 million from $60.7 million in 2003.(1) This growth in revenues is reflective principally of an increase in gaming revenues, while the increase in EBITDA is attributable to the revenue growth and operating efficiencies. Revenues from gaming operations at Mountaineer Park increased 5.9% to $258.7 million, generating a net-win-per-day-per machine of $220 based on an average of 3,219 machines, compared to $214 with an average of 3,140 machines in 2003. The increase in the net-win-per-day-per-machine is attributable at least in part to changes in the machine product offerings to meet customer demand and interest. Mountaineer Park has received the approval to install up to a total of 3,500 machines and will increase the machine count as patron demand dictates. Parimutuel commissions at Mountaineer Park decreased $0.3 million to $9.6 million for 2004. This decrease reflects a decline in live and import simulcast revenue of $0.8 million offset in part by an increase in export simulcast revenue. The decrease is attributable in part to three fewer race days in 2004 and the ability of patrons to place parimutuel wagers via the telephone and the internet (where permitted by law). Management believes that the transition to ticket-in ticket-out machines, ongoing emphasis on machine product offerings to enhance customer interest, continuing efforts to increase the sites receiving Mountaineer Park's export signal, and enhanced targeted and awareness marketing campaigns to promote Mountaineer Park as a destination hotel, convention and resort facility will allow this upward trend in revenue growth to continue, but not at levels experienced in recent years. This growth can be impacted by the passage of legislation allowing table games. However, this growth can also be impacted by, among other things, the introduction of new competition as a result of gaming legislation in neighboring states and changes in West Virginia video lottery legislation.

        Our business strategy is to leverage our expertise in the gaming and racino markets and capitalize on new development opportunities. In this regard we have expanded our racing operations to Ohio and will be expanding into Pennsylvania (where we have a license to build a new thoroughbred track),

Minnesota (where we have acquired a 50% interest in an entity that has been granted a license (subject to judicial review) to build a new harness racetrack in the Minneapolis metropolitan area), and other states as opportunities arise. In the event these states enact new gaming laws, like those in West Virginia and now Pennsylvania that permit slot machines at racetracks, we would expect our racing facilities in these states to benefit greatly from the addition of slot machines.

        On July 31, 2003, we completed the acquisition of Scioto Downs, Inc., which owns and operates a harness horse racing facility with parimutuel wagering in Columbus, Ohio. Scioto Downs contributed revenues of $6.4 million and $2.6 million and, incurred an EBITDA loss of $1.4 million and $276,000 during 2004 and the five months of 2003 subsequent to the acquisition date, respectively.(1) Scioto Downs has been incorporated into certain Mountaineer Park simulcasting arrangements. Additionally, we continue to investigate other ways to increase revenues for Scioto Downs, including telephone and internet wagering, however, nothing definitive has been established at this time.

        We have obtained a license to build a new thoroughbred horse racetrack with parimutuel wagering in Erie, Pennsylvania. Although several alternative sites were identified for the construction of the racetrack and the necessary land acquired, the Company has made a determination to utilize the 272 acre site on Route 97 in Summit Township (the "Licensed Site"). We anticipate spending over two years between $150 million and $175 million for land acquisition, construction, FF&E (including slot machines), and license fees, net of anticipated proceeds for sales of the alternate sites and certain tax benefits for Presque Isle Downs. Upon commencement of parimutuel operations at Presque Isle, we have agreed to purchase an off track wagering facility from Penn National Gaming for $7 million. We expect to finance the majority of these development costs with cash flow from operations, cash on hand, availability under our $50 million third amended and restated revolving credit facility and, when slot machines are installed, capital lease obligations. In light of the cash used for the Binion's transaction, depending upon our actual expenditures for Presque Isle Downs and the timing of the license fee payment and any other acquisition activity, we might require additional financing in order to implement all of our development plans. We plan to build the new horse racetrack and commence operations as soon as practicable, subject to (i) the ability to obtain clear title to the property to which our license relates and which we currently have under option, and (ii) other construction-related risks. See "Item 1. Business—Certain Risks Related to Our Business."

        In June 2004 we acquired a 50% interest in a joint venture (North Metro) that has obtained a license to construct and operate a harness racetrack in Minnesota. The purchase agreement calls for the Company to invest up to $7.5 million. North Metro has been granted a license but such license is subject to judicial review that is pending. The Company has contributed approximately $700,000 to North Metro through February 2005.

        The Speedway Property generated revenues of $10.5 million in 2004 or an increase of $1.0 million from 2003. EBITDA increased to $0.9 million in 2004 as compared to $0.1 million in 2003.(1) Gaming revenues increased approximately $0.7 million due to new product offerings and increases were also noted in food and beverage and lodging. An automated player tracking system was implemented at the property in 2004 that is expected to enable the Speedway Property to enhance its competitiveness with other local casinos.

(1)
The following table sets forth a reconciliation of operating income (loss), a GAAP financial measure, to EBITDA, a non-GAAP measure.
	Year ended December 31,
	2004	2003
MTR Gaming Group (Consolidated):
Operating income	$36,602,000	$35,130,000
Depreciation and amortization	21,192,000	18,692,000

EBITDA	$57,794,000	$53,822,000

Mountaineer Park:
Operating income	$48,595,000	$44,752,000
Depreciation and amortization	17,206,000	15,922,000

EBITDA	$65,801,000	$60,674,000

Scioto Downs:
Operating loss	$(2,247,000)	$(637,000)
Depreciation and amortization	862,000	361,000

EBITDA	$(1,385,000)	$(276,000)

Speedway Property:
Operating loss	$(385,000)	$(1,209,000)
Depreciation and amortization	1,262,000	1,319,000

EBITDA	$877,000	$110,000

Binion's:
Operating income	$1,436,000	$—
Depreciation and amortization	675,000	—

EBITDA	$2,111,000	$—

Speakeasy Reno (Reno Property):
Operating loss	$—	$(320,000)
Depreciation and amortization	—	19,000

EBITDA	$—	$(301,000)

Corporate:
Operating loss	$(10,797,000)	$(7,456,000)
Depreciation and amortization	1,187,000	1,071,000

EBITDA	$(9,610,000)	$(6,385,000)

        EBITDA or earnings before interest, taxes, depreciation and amortization is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles ("GAAP"), is unaudited and should not be considered an alternative to, or more meaningful than, net income or income from operations as an indicator of our operating performance, or cash flows from operating activities, as a measure of liquidity. EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. Uses of cash flows that are not reflected in EBITDA include capital expenditures (which are significant given the Company's expansion), interest payments, income taxes, and debt principal repayments. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than the Company.

        The Company took over the operations of Binion's on March 10, 2005, upon the termination of a Joint Operating License Agreement pursuant to which the Company received $2.4 million over the one-year term ($2.1 million in 2004).

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Revenues and Costs

        The Company's total revenues increased by $21.6 million to $315.2 million in 2004 from $293.6 million in 2003, an increase of 7.4%. The Company earned revenues for the years ended December 31 as follows:

	2004	2003
Revenues:
Gaming	$266,382,000	$251,220,000
Parimutuel commissions	13,550,000	11,341,000
Food, beverage and lodging	24,503,000	22,767,000
Other	10,787,000	8,278,000

Total revenues	315,222,000	293,606,000
Less promotional allowances	(4,618,000)	(4,999,000)

Net revenues	$310,604,000	$288,607,000

        Mountaineer Park's total revenues increased by $15.2 million, or 5.4%, to $296.1 million during 2004 from $280.9 million during 2003. Gaming revenues at Mountaineer Park accounted for $14.4 million of the increase, having increased to $258.7 million in 2004 from $244.3 million in 2003. Parimutuel commissions decreased by $0.3 million to $9.6 million in 2004. The sources of the remaining revenues for 2004 were $20.3 million from food, beverage and lodging and $7.5 million from other sources.

        Scioto Downs, which was acquired on July 31, 2003, contributed total revenues of $6.4 million during 2004. These revenues consisted of $3.9 million from parimutuel commissions, $1.4 million from food and beverage, and $1.1 million from other sources.

        The Speedway Property contributed $10.5 million in total revenues during 2004, which was an increase of $1.0 million, or 10.4%, from total revenues of $9.5 million during 2003. Gaming revenues at the Speedway Property for 2004 were $7.7 million compared to $7.0 million for 2003. The remaining revenues of $2.8 million were primarily earned from food, beverage and lodging for 2004.

        Binion's, which was acquired on March 11, 2004, contributed total revenues of $2.1 million during 2004. These revenues consisted of guaranteed payments received under the joint operating agreement with Harrah's. These guaranteed payments ended on March 10, 2005, effective with the takeover of the operations of the property by the Company. It is anticipated that the operations of Binion's will generate revenues in excess of $40 million in 2005.

        Promotional allowances during the year decreased by $0.4 million to $4.6 million in 2004 from $5.0 million in 2003, a decrease of 7.6%. This decrease was primarily due to a reduction in the costs of the frequent player club program at Mountaineer Park.

        The Company's total costs of revenues during the year increased by $9.9 million to $196.7 million in 2004 from $186.8 million in 2003, an increase of 5.3%. Costs of revenues and gross profit (before promotional allowances) earned from operations for the years ended December 31 were as follows:

	2004	2003
Costs of revenues:
Gaming	$160,207,000	$153,183,000
Parimutuel commissions	10,008,000	8,363,000
Food, beverage and lodging	17,961,000	17,484,000
Other	8,512,000	7,745,000

Total costs of revenues	$196,688,000	$186,775,000

Gross profit:
Gaming	$106,175,000	$98,037,000
Parimutuel commissions	3,542,000	2,978,000
Food, beverage and lodging	6,542,000	5,283,000
Other	2,275,000	533,000

Gross profit (before promotional allowances)	118,534,000	106,831,000
Less promotional allowances	(4,618,000)	(4,999,000)

Total gross profit	$113,916,000	$101,832,000

        Mountaineer Park's total costs of revenues increased by $7.6 million, or 4.3%, to $186.6 million during 2004 from $179.0 million during the 2003. The costs of gaming at Mountaineer Park accounted for $7.0 million of the increase, having increased to $156.7 million in 2004 from $149.7 million in 2003. The costs of parimutuel commissions increased by $0.2 million to $7.7 million in 2004. The sources of the remaining costs for 2004 were $14.0 million from food, beverage and lodging and $8.2 million from other sources.

        Scioto Downs incurred total costs of revenues of $4.0 million during 2004. These costs consisted of $2.3 million from parimutuel commissions, $1.3 million from food and beverage, and $0.4 million from other sources.

        The Speedway Property incurred $6.1 million in total costs of revenues during 2004, which was a decrease of $0.2 million, or 2.7%, from total costs of revenues of $6.3 million during 2003. The costs of gaming at the Speedway Property for 2004 were $3.5 million, which was consistent with 2003. The remaining costs of revenues of $2.6 million were primarily incurred by food, beverage and lodging for 2004.

GAMING OPERATIONS

        Total revenues from gaming operations increased by 6.0%, or $15.2 million, to $266.4 million in 2004 from $251.2 million in 2003.

        Mountaineer Park had gaming revenues of $258.7 million for 2004 compared to $244.3 million for 2003, which represents an increase of $14.4 million, or 5.9%. Management attributes the increase to the following factors: (1) the increase in machine count at Mountaineer Park from an average of 3,140 during 2003 to an average of 3,219 during 2004; (2) new game themes and changes to product mix to meet changing patron interest and demand; and (3) marketing and promotional campaigns.

        Gaming revenues for Mountaineer Park, detailing gross wagers less patron payouts ("net win"), for the years ended December 31 were as follows:

	2004	2003
Total gross wagers	$2,910,102,000	$2,804,920,000
Less patron payouts	(2,651,375,000)	(2,560,670,000)

Revenues—gaming	$258,727,000	$244,250,000

Average number of video lottery terminals	3,219	3,140

Average daily net win per terminal	$220	$214

        Mountaineer Park's facility-wide average daily net win per terminal increased by 2.8% to $220 for 2004 compared to $214 for 2003. During 2004, the average daily net win per terminal was $227 for coin drop machines and $175 for ticket terminals. The average daily net win per terminal for the lodge-based terminals was $249 compared to $47 for track-based gaming machines, which includes $0 for non-racing days. Track-based gaming rooms are closed on non-racing days and are only open to patrons during limited hours on racing days. Management will continue its efforts to expand Mountaineer Park's geographical reach by marketing the facility as a destination resort and convention complex. However, increased fuel costs, economic conditions and the proliferation of local limited video lottery gaming parlors may impact Mountaineer Park's revenue growth in 2005. Additionally, the enactment of gaming legislation in Pennsylvania may impact growth in 2006 and thereafter depending upon the location of gaming facilities and number of slot machines in Pennsylvania. Management also believes, however, that if West Virginia were to enact proposed legislation for table games at the state's racetracks, Mountaineer Park would increase its market penetration and sustain the upward trend in gaming revenues, notwithstanding new competition from Pennsylvania.

        The Speedway Property had gaming revenues of $7.7 million for 2004 compared to $7.0 million for 2003. This increase was attributable to new gaming product offerings.

        Total costs of gaming operations increased by $7.0 million, or 4.6%, to $160.2 million for 2004 from $153.2 million for 2003. This increase in costs primarily relates to Mountaineer Park's gaming operations.

        Mountaineer Park's costs of gaming were $156.7 million for 2004 compared to $149.7 million for 2003, which represents an increase of $7.0 million, or 4.7%. This change corresponds to the increase in gaming revenues for this property and reflects an increase of $8.1 million in statutory taxes and assessments, which includes approximately $1 million (net of Mountaineer Park's share of capital reinvestment funds) which was the result of generating Excess Net Terminal Income, and thus triggering the 10% surcharge and higher tax rate, one month earlier in 2004 than in 2003. In addition, statutory taxes and assessments also reflects a decrease in such taxes and assessments of $0.8 million as a result of the effect of an adjustment by the West Virginia Lottery Commission to prior period prizes paid, the majority of which was recorded in prior periods without the benefit of the reductions in statutory taxes. The overall increase of statutory taxes and assessments was offset in part by decreases in other operating costs, primarily related to salaries, wages and employee benefits.

        Included in costs of gaming is Mountaineer Park's obligation to make payments to funds administered by the State of West Virginia Lottery Commission for certain statutory taxes and assessments. These statutory taxes and assessments are based on percentages of gaming revenues, after the payment of a state administrative fee of 4%, as follows:

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

        The portion of each racetrack's net win, as calculated on the basis of the State's June 30 fiscal year, which exceeded that racetrack's total net win for the twelve months ended June 30, 2001, is referred to as "Excess Net Terminal Income." The Excess Net Terminal Income is subject to an additional 10% surcharge, after deducting the 4% administrative fee, and a higher tax rate. For Mountaineer Park, the baseline or threshold for Excess Net Terminal Income is fixed at approximately $162 million. Excess Net Terminal Income is distributed as follows:

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

        The reduction in the net win percentage (or conversely the increase in the statutory payments) applicable to Excess Net Terminal Income is reflected by the Company as a cost of gaming during the period that the Company generates the Excess Net Terminal Income. Mountaineer Park exceeded the threshold for Excess Net Terminal Income in late February 2004 versus late March in 2003. Accordingly, Mountaineer Park's effective rate of video lottery tax for 2004 was higher than in 2003.

        West Virginia's video lottery statute also provides for a capital reinvestment fund for each racetrack into which the State contributes 42% of the 10% surcharge attributable to each racetrack. Generally, for each dollar a racetrack expends on qualifying capital improvements for the racetrack, the racetrack receives a dollar from the capital reinvestment fund. Depending upon the cost of a project, any amount expended in excess of the balance in the capital reinvestment fund may be carried forward three subsequent years. The Company recognizes amounts due from the capital reinvestment fund as the qualifying expenditures are incurred. During 2004 and 2003, Mountaineer Park received $3.7 million and $2.8 million from the capital reinvestment fund, respectively. As of December 31, 2004, there are no amounts due from the fund.

        On March 21, 2004, the West Virginia Legislature passed SB 197, which, among other things, redeployed to other state purposes a portion of the video lottery proceeds then on deposit that had been reserved for the state's Tourism Promotion Fund, from which Mountaineer Park had been obtaining reimbursement for 50% of the cost of qualifying advertisements. The Tourism Board froze advertising grants during the second quarter of 2004 while it made administrative changes to implement the change in law. Effective July 1, 2004, the percentage of video lottery revenue dedicated to the Tourism Promotion Fund was reduced from 3% to 1.375%, and the remaining 1.625% was redistributed to miscellaneous state projects. These changes did not impact gaming revenues retained by the Company, but have and may continue to have an impact on operating income through reduced advertising grants.

        The statutory taxes and assessments paid to these funds are included in "Costs of Gaming" in the Consolidated Statements of Operations. These costs, including the 4% state administrative fee and Mountaineer Park's share of capital reinvestment funds, for the years ended December 31 were as follows:

	2004	2003
Employees Pension Fund	$1,193,000	$1,143,000
Horsemen's Purse Fund	32,189,000	31,836,000

SUBTOTAL	33,382,000	32,979,000
State of West Virginia	95,763,000	88,809,000
Tourism Promotion Fund	5,201,000	6,857,000
Hancock County	4,770,000	4,571,000
Stakes Races	2,385,000	2,286,000
Miscellaneous state projects	4,340,000	2,286,000

	$145,841,000	$137,788,000

PARIMUTUEL COMMISSIONS

        Parimutuel commissions is a predetermined percentage of the total amount wagered (wagering handle), with a higher commission earned on a more exotic wager, such as a trifecta, than on a single horse wager, such as a win, place or show. In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The total wagering handle is composed of the amounts wagered by each individual according to the wagering activity. The total amounts wagered form a pool of funds, from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts a "take-out" or gross commission from the amounts wagered, from which the racetrack pays state and county taxes and racing purses. The Company's parimutuel commission rates are fixed as a percentage of the total wagering handle or total amounts wagered.

        Total revenues from parimutuel commissions increased by 19.5%, or $2.2 million, to $13.5 million in 2004 from $11.3 million in 2003. This increase was primarily due to incremental revenues earned from Scioto Downs, which was acquired on July 31, 2003. Parimutuel commissions from Scioto Downs were $3.9 million during 2004, after the deductions for purses and parimutuel taxes. Scioto Downs' live racing season runs from May to September and simulcasting operates year-round.

        Mountaineer Park had parimutuel commissions of $9.6 million for 2004 compared to $9.9 million for 2003 which represents a decrease of $0.3 million, or 2.7%. Parimutuel commissions for Mountaineer

Park, detailing gross handles less patron payouts and deductions, for the years ended December 31 were as follows:

	2004	2003
Import simulcast racing parimutuel handle	$20,537,000	$22,526,000
Live racing parimutuel handle	13,455,000	15,322,000
Less patrons' winning tickets	(26,784,000)	(29,838,000)

	7,208,000	8,010,000
Revenues—export simulcast	10,838,000	10,568,000

	18,046,000	18,578,000
Less:
State and county parimutuel tax	(466,000)	(480,000)
Purses and Horsemen's Association	(7,984,000)	(8,238,000)

Revenues—parimutuel commissions	$9,596,000	$9,860,000

        The decrease in Mountaineer Park's parimutuel commissions can be attributed to a decline in live and import simulcast revenue, offset in part by an increase in export simulcast revenue. The decline in live and import simulcast racing handle and related parimutuel commissions reflects three fewer race days in 2004 and decreased attendance that is primarily attributable to the ability of patrons to place parimutuel wagers via telephone and the Internet (where permitted by law). The increase in the export simulcast revenue is attributable to increased interest in Mountaineer Park's racing product and an increase in the number of export sites. As of December 31, 2004, the number of export simulcast sites increased to 877 as compared to 766 as of December 31, 2003. Mountaineer Park currently exports to 994 simulcast sites.

        Management remains optimistic that Mountaineer Park's export simulcast business may continue to grow as the Company is able to add new outlets, but not at the levels achieved in prior years, because growth through prior periods exceeded expectations and state laws limit the number of available outlets. Live racing and import simulcast are expected to continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or growth in the utilization of telephone and/or Internet wagering).

        Total costs of parimutuel commissions include the salaries, wages and benefits of racing personnel and other racing-related operating costs. The costs of parimutuel commissions increased by $1.6 million, or 19.7%, to $10.0 million for 2004 from $8.4 million for 2003. This increase was primarily due to incremental costs incurred by Scioto Downs. Costs of parimutuel commissions from Scioto Downs were $2.3 million during 2004.

FOOD, BEVERAGE AND LODGING OPERATIONS

        Total revenues from food, beverage and lodging operations increased by 7.6%, or $1.7 million, to $24.5 million in 2004 from $22.8 million in 2003.

        Food and beverage revenues increased to $16.4 million for 2004 compared to $15.2 million for 2003. This increase was primarily due to incremental revenues of $0.8 million earned from Scioto Downs, which was acquired on July 31, 2003. Mountaineer Park had food and beverage revenues of $13.4 million in 2004 compared to $13.2 million in 2003. This increase resulted from increased patron traffic and expansion and remodeling of the Gatsby restaurant that was completed and reopened in May 2003. At the Speedway Property, food and beverage revenues increased slightly to $1.6 million during 2004.

        Lodging revenues increased to $8.1 million for 2004 compared to $7.6 million for 2003. Mountaineer Park and the Speedway Property had lodging revenues of $6.9 million and $1.2 million, respectively, during 2004. The average daily room rate for the Grande Hotel at Mountaineer Park decreased to $78.58 during 2004 from $79.60 during 2003, but the average occupancy rate increased to 69.8% during 2004 from 66.1% during 2003. The average occupancy and daily room rates reflect mid-week promotional programs offered to gaming patrons during 2004.

        Total costs of food, beverage and lodging increased by $0.5 million, or 2.7%, to $18.0 million in 2004 from $17.5 million in 2003.

        Food and beverage costs increased to $15.6 million for 2004 compared to $14.9 million for 2003. This increase was primarily due to incremental costs of $0.8 million incurred by Scioto Downs. Mountaineer Park's food and beverage costs decreased slightly to $12.4 million in 2004 compared to $12.5 million in 2003, resulting from continued efforts to monitor and reduce costs. At the Speedway Property, food and beverage costs remained constant at $1.9 million during 2004.

        Lodging costs decreased slightly to $2.4 million for 2004 compared to $2.6 for 2003. Mountaineer Park and the Speedway Property incurred lodging costs of $1.6 million and $0.8 million, respectively, during 2004.

OTHER REVENUES

        Other operating revenues for 2004 were primarily derived by Binion's for guaranteed payments received under a joint operating agreement with Harrah's, and by Mountaineer Park from special events at The Harv and Convention Center; the operations of the Spa, Fitness Center, retail outlets and golf course; and from the sale of programs, admission fees, lottery tickets, check cashing and ATM services. Other revenues increased by 30.3%, or $2.5 million, to $10.8 million in 2004 from $8.3 million in 2003.

        Mountaineer Park had other revenues of $7.5 million for 2004 compared to $7.1 million for 2003. This increase was primarily due to increased revenues from Convention Center catering revenues and from commissions earned on check cashing and credit card advances, as well as ATM usage.

        Scioto Downs contributed incremental other revenues of $0.5 million during 2004, and Binion's contributed incremental other revenues of $2.1 million during the same period. The guaranteed payments received under the joint operating agreement with Harrah's ended March 10, 2005, effective with the Company taking over the operations of Binion's.

        Costs of other revenues increased by $0.8 million, or 9.9%, to $8.5 million for 2004 from $7.7 million for 2003. This increase was partially due to incremental costs of $0.2 million incurred by Scioto Downs, which was acquired on July 31, 2003.

        Mountaineer Park's costs of other revenues were $8.2 million in 2004 compared to $7.6 million in 2003. Specifically, costs incurred for entertainment events held at Mountaineer Park and expenses incurred for commission revenues in 2004 increased by $0.3 million and $0.1 million, respectively, compared to 2003.

MARKETING AND PROMOTIONS EXPENSE

        Marketing and promotions expense increased by $2.4 million, or 32.7%, to $9.8 million for 2004 from $7.4 million for 2003. Marketing and promotions expense as a percentage of total revenues increased to 3.1% during 2004 compared to 2.5% during 2003.

        Mountaineer Park incurred marketing and promotions expense of $8.3 million for 2004 compared to $6.4 million for 2003. The increase in expense was primarily due to Mountaineer Park only recognizing an aggregate of $0.1 million of advertising grant reimbursements from the State of West

Virginia during 2004 compared to $1.7 million during 2003. The decline in the grant reimbursement is attributable to a freeze on grant reimbursements during the second quarter of 2004, a more restrictive application of the reimbursement provisions and the pending resolution of other matters relating to the grant program. In addition, increases in salaries, wages and employee benefits of $0.5 million in 2004 contributed to the overall increase in marketing and promotions expense, which was partially offset by decreased advertising and promotion expenditures of $0.3 million.

        Scioto Downs incurred incremental marketing and promotions expense of $0.3 million during 2004, and the Speedway Property incurred $1.1 million of expense during 2004 compared to $0.9 million during 2003.

GENERAL AND ADMINISTRATIVE EXPENSE

        General and administrative expense increased by $5.7 million, or 14.0%, to $46.3 million for 2004 from $40.6 million for 2003. General and administrative expense as a percentage of total revenues increased to 14.7% during 2004 compared to 13.8% during 2003.

        Mountaineer Park incurred general and administrative expense of $30.8 million for 2004 compared to $29.8 million for 2003. This increase in expense was primarily due to increased salaries, wages and employee benefits of $0.8 million and increased consulting and professional services fess of $0.6 million in 2004, which were offset by decreases in other operating costs due to an effort to monitor and reduce certain costs.

        Scioto Downs incurred incremental general and administrative expense of $2.1 million during 2004, and the Speedway Property's expenses increased slightly to $2.4 million during 2004.

        In addition, the Company incurred additional expenses during 2004 for deferred compensation expenses in the amount of $0.6 million; consulting and professional services fees in the amount of $0.3 million, partially related to compliance with the Sarbanes-Oxley Act of 2002; and development activities in the amount of $1.4 million, primarily related to Presque Isle Downs.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expense increased by $2.5 million, or 13.4%, to $21.2 million for 2004 from $18.7 million for 2003. This increase reflects the $20.3 million increase in fixed assets (inclusive of the Binion's acquisition and exclusive of land and construction in progress) at December 31, 2004 in comparison to December 31, 2003. Incremental depreciation and amortization expense relating to Scioto Downs and Binion's amounted to $1.5 million in the aggregate during 2004.

INTEREST

        Interest expense increased to $13.6 million for 2004 from $11.9 million for 2003. This increase is attributable to a higher effective interest rate and increased borrowing levels, consisting principally of the issuance of $130 million of 9.75% senior unsecured notes in March 2003.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Revenues and Costs

        The Company earned revenues for the years ended December 31 as follows:

	2003	2002
Gaming	$251,220,000	$231,682,000
Parimutuel commissions	11,341,000	8,657,000
Food, beverage and lodging	22,767,000	19,387,000
Other	8,278,000	6,570,000

Total revenues	293,606,000	266,296,000
Less promotional allowances	(4,999,000)	(5,416,000)

Net revenues	$288,607,000	$260,880,000

        Total revenues increased by $27.3 million from 2002 to 2003, an increase of 10.3%. Approximately $19.8 million of the increase was produced by gaming operations at Mountaineer Park. Mountaineer Park's revenue from parimutuel commissions increased by $1.2 million, or 13.9%, with export simulcast fees generating $2.6 million of this increase, offset by a decrease in live and import simulcast commissions. Mountaineer Park's food, beverage and lodging revenues increased by $3.6 million, or 22.6%, to $19.7 million, and other revenues increased by $631,000, or 9.8%.

        The Nevada Properties contributed $9.6 million in revenues in 2003, a $1.0 million, or 9.9%, decrease from revenues of $10.6 million for 2002. Gaming revenues for 2003 were $7.0 million, all of which were produced by the Speedway Property, versus $7.2 million for 2002, a decrease of $0.2 million, or 3.0%. In July of 2001, we terminated gaming operations at the Reno Property. No gaming revenues were generated at the Reno Property in 2002 or 2003. The Nevada Properties' remaining revenues for 2003 were $1.0 million from lodging (a $0.8 million decrease from 2002) and $1.5 million from food and beverage. The declines are principally attributable to the sale of the Reno Property that was completed in March 2003.

        Scioto Downs contributed revenues of $2.6 million during the five months of 2003 subsequent to the acquisition date. Parimutuel commissions totaled $1.5 million, food and beverage revenues amounted to $0.6 million and other revenues totaled $0.5 million.

        Promotional allowances decreased by $0.4 million, or 7.7%, due principally to changes in Mountaineer Park's Frequent Player Program.

        The Company's $27.3 million, or 10.3%, increase in revenues was accompanied by higher total costs, as direct operating expenses increased by $13.6 million, or 7.9%, to $186.8 million in 2003 compared to 2002. Approximately $12.5 million of the increase in operating costs is attributable to the gaming operations, which includes applicable statutory taxes and assessments. Parimutuel direct costs increased by $1.0 million, including $0.8 million attributable to Scioto Downs. The cost of food, beverage and lodging increased by $1.0 million. Of the 6.2% increase in the cost of food, beverage and lodging, $1.2 million can be attributed to the expanded operations at Mountaineer Park and $0.5 million relating to the addition of Scioto Downs, which was offset by a decline in the cost of food, beverage and lodging at the Nevada Properties due to the sale of the Reno Property. The costs of other revenue decreased by $0.9 million in 2003 to $7.7 million. The decrease is due primarily to the reduction of the number of entertainment events and the corresponding reduction in entertainment costs. Scioto Downs' cost of other revenues totaled $0.2 million for the period from the acquisition date.

        Costs of revenues and gross profit (before promotional allowances) earned from operations for the years ended December 31 were as follows:

	2003	2002
Costs of revenues:
Gaming	$153,183,000	$140,704,000
Parimutuel commissions	8,363,000	7,359,000
Food, beverage and lodging	17,484,000	16,470,000
Other	7,745,000	8,597,000

Total costs of revenues	$186,775,000	$173,130,000

	2003	2002
Gross profit (loss):
Gaming	$98,037,000	$90,978,000
Parimutuel commissions	2,978,000	1,298,000
Food, beverage and lodging	5,283,000	2,917,000
Other	533,000	(2,027,000)

Total gross profit	$106,831,000	$93,166,000

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

        For 2003, the average net win per day for coin drop machines at Mountaineer Park was $223, and $170 for ticket terminals. For the same period, average daily net win for the track-based gaming machines was $52 per machine (including $0 for non-racing days when those gaming rooms were closed), compared to $243 earned on the hotel-based terminals for a facility-wide average of $214 per machine per day. Management believes that the apparent decrease in the average net win per machine day from $226 in 2002 to $214 in 2003 reflected the absorption of a 15.5% increase in average machine count. Because of the 15.5% increase in average number of gaming machines (that were installed to address peak demand times on weekends and holidays), management does not view the decrease in daily net-win-per-machine as a negative trend in slot revenue. To the contrary, management is encouraged by the increase in slot revenue.

        Gaming revenues ("net win") at Mountaineer Park for the years ended December 31 were as follows:

	2003	2002
Total gross wagers	$2,804,920,000	$2,657,603,000
Less patron payouts	(2,560,670,000)	(2,433,105,000)

Revenues—gaming	$244,250,000	$224,498,000

Average daily net win per terminal	$214	$226

        The Speedway Property had gaming revenues of $7.0 million for 2003, a decrease of $213,000, or 3.0%, over 2002.

        Costs of gaming revenue for 2003 increased by $12.5 million, or 8.9%, from $140.7 million to $153.2 million compared to 2002. Costs of gaming revenue at Mountaineer Park increased by $12.5 million, or 9.1%, to $149.7 million in 2003, reflecting an increase of $10.7 million in statutory expenses directly related to the increase in gaming revenues (net of the Company's share of capital reinvestment funds), including an increase of $1.4 million in statutory payments, or increased gaming taxes resulting from the Company exceeding the rate change threshold earlier in 2003 than in 2002. The costs of gaming at the Speedway Property in 2003 of $3.5 million remained at the same level as in 2002, but increased as a percentage of gaming revenues as a result of a decrease in gaming revenues of $0.2 million.

        The statutory taxes and assessments paid to funds administered by the State of West Virginia Lottery Commission, as previously discussed in Management's Discussion and Analysis of the year ended December 31, 2004 compared to the year ended December 31, 2003, are included in "Costs of Gaming" in the Consolidated Statements of Operations. These costs, including the 4% state administrative fee and Mountaineer Park's share of capital reinvestment funds, for the years ended December 31 were as follows:

	2003	2002
Employee Pension Fund	$1,143,000	$1,065,000
Horseman's Purse Fund	31,836,000	30,994,000

Subtotal	32,979,000	32,059,000
State of West Virginia	88,809,000	78,859,000
Tourism Promotion Fund	6,857,000	6,392,000
Hancock County	4,571,000	4,261,000
Stakes Races	2,286,000	2,131,000
Miscellaneous State Projects	2,286,000	2,131,000

	$137,788,000	$125,833,000

PARIMUTUEL COMMISSIONS

        Parimutuel commissions for Mountaineer Park for the years ended December 31 were as follows:

	2003	2002
Live racing parimutuel handle	$15,322,000	$16,235,000
Import simulcast racing parimutuel handle	22,526,000	22,789,000
Less patrons' winning tickets	(29,838,000)	(30,759,000)

	8,010,000	8,265,000
Revenues—export simulcast	10,568,000	7,988,000

	18,578,000	16,253,000
Less:
State and county parimutuel tax	(480,000)	(495,000)
Purses and Horsemen's Association	(8,238,000)	(7,101,000)

Revenues—parimutuel commissions	$9,860,000	$8,657,000

        Total revenues for parimutuel commissions for 2003 increased by $2.7 million, or 31.0%, in comparison to 2002. This increase can be attributed principally to the increase in export simulcast revenues at Mountaineer Park, despite racing eight fewer days in 2003 due to inclement weather and scheduling of race days, and the acquisition of Scioto Downs, Inc. At Mountaineer Park, revenues from export simulcast increased by $2.6 million, or 32.3%, to $10.6 million during 2003 compared to $8.0 million for the same period in 2002. The increase in export simulcast revenues is attributed to an increase in the number of sites receiving our export signal to approximately 766 facilities and growing familiarity of racing patrons with the Mountaineer Park racing product. Commissions from import simulcast and live racing for 2003 decreased by $0.3 million to $8.0 million compared to 2002. The decrease in revenues from live racing and import simulcasting, which represents revenues from all parimutuel wagers placed by patrons on site at Mountaineer Park, is attributable to the reduction in race days in 2003 and occurred even though average daily live purses increased 5.5% from $163,000 in 2002 to $172,000 in 2003. Management believes that decreases in live racing and import simulcast can be attributed at least in part to the conversion of some live racing patrons to export simulcast patrons and patrons utilizing telephone and/or internet wagering. The increase in Purses and Horsemen's Association amounts is attributable principally to the Horsemen's share of the increase in export simulcasting revenues.

        Scioto Downs contributed total revenues for parimutuel commissions for 2003 from the date of the acquisition of $1.5 million. Scioto Downs' live racing season runs from May to September; simulcasting operates year-round.

        Total costs of parimutuel operations of $8.4 million for 2003 increased by $1.0 million compared to 2002. The expansion of operations to include Scioto Downs resulted in an increase in operating costs of $0.8 million from the date of the acquisition. Although parimutuel commissions at Mountaineer Park increased $1.2 million, there was not a corresponding increase in operating costs since the growth occurred in export simulcast, which has relatively fixed costs as sites are added and revenues increase.

        For 2003, parimutuel operations showed a gross profit of $3.0 million versus $1.3 million for 2002. The improvement in results from parimutuel operations is attributable to the contribution to gross profit by Scioto Downs from the date of the acquisition and as previously discussed the increased export simulcasting at Mountaineer Park.

FOOD, BEVERAGE AND LODGING OPERATIONS

        The combined food, beverage and lodging revenues increased by 17.4% to $22.8 million for 2003 compared to $19.4 million for 2002. Company-wide, restaurant, bar and concession facilities produced $15.2 million of the revenue, a 15.9% increase over 2002. Food and beverage revenues increased $1.6 million to $13.2 million at Mountaineer Park in 2003. Management believes the increase in the number of patrons visiting the resort, the reopening of the newly expanded Gatsby restaurant in early 2003, the opening of La Bonne Vie restaurant in May 2002 and expanded beverage operations resulted in the growth in this area. Scioto Downs contributed food and beverage revenues of $0.6 million during 2003 from the date of acquisition. Food and beverage revenues for the Speedway Property increased by $40,000 during 2003 while the combined total for the Nevada Properties decreased by $60,000, principally due to the sale of the Reno Property in 2003.

        Lodging revenues were $7.6 million for 2003, an increase of $1.3 million over 2002. Lodging revenues at Mountaineer Park increased by $2.0 million, or 45.8%, as The Grande Hotel had the benefit of a full year of operation in concert with marketing campaigns and convention business. Average occupancy levels during 2003, ranged from 57% for weekdays to 88% for weekends. The overall average occupancy rate was 66% for the year with an average room rate of $87. Lodging revenues for the Nevada Properties decreased by $0.7 million due principally to the sale of the Reno Property in 2003.

        Direct expenses of food, beverage and lodging operations increased from $16.4 million in 2002 to $17.5 million in 2003. The direct expenses of food, beverage and lodging operations at Mountaineer Park increased by $1.2 million, while the direct expenses for the Nevada Properties decreased by $0.6 million due principally to the sale of the Reno Property. Scioto Downs' cost of food and beverage totaled $0.5 million for 2003 from the date of the acquisition. Company-wide, food and beverage direct cost increased by $1.9 million to $14.9 million for a gross profit of $0.3 million in 2003 compared to a gross profit of $0.1 million in 2002. The improvement in gross profit for food and beverage is attributable to increased volume and revenues while maintaining food cost control at Mountaineer Park, the inclusion of Scioto Downs and the sale of the Reno Property. Lodging direct cost totaled $2.6 million in 2003 compared to $3.4 million in 2002 contributing to a gross profit of $5.0 million in 2003 compared to a gross profit of $2.8 million in 2002. The decrease in lodging direct cost is attributable principally to the sale of the Reno Property. The increase in lodging gross profit is attributable principally to the opening of the Grande Hotel at Mountaineer in May 2002 and its full year of operation in 2003 and increases in occupancy rates and average room rates.

        Mountaineer Park's gross profit for food, beverage and lodging was $5.5 million in 2003, compared to a gross profit of $3.0 million in 2002. The increase is attributable principally to improved revenues associated with the increase in the number of patrons visiting the resort, the reopening of the newly expanded Gatsby restaurant in early 2003, the opening of La Bonne Vie restaurant in May 2002 and expanded beverage operations. The food and beverage operations had a gross profit of $0.6 million in 2003, compared to $0.5 million in 2002. Mountaineer Park's lodging operations had a gross profit of $4.9 million in 2003 representing an increase of $2.3 million over 2002. The increase in gross profit is attributed, as noted previously, to the opening of the Grand Hotel in May 2002 and its full year of operation in 2003 and increases in occupancy rates and average room rates.

        The Nevada Properties' food, beverage and lodging operations had an operating loss of $0.3 million in 2003 compared to $0.1 million in 2002. The increased operating loss is attributable to Las Vegas where promotional pricing reduced revenues while increasing patron traffic and meals served.

OTHER REVENUES

        Revenues from other sources increased by $1.7 million, or 26.0%, to $8.3 million in 2003 compared to $6.6 million in 2002. Other operating revenues are primarily derived from the sale of tickets to events at the Harv, fees generated by the Convention Center, Spa, Fitness Center and golf course, operation of the retail plaza (Gift Shoppe /Jewelry Shoppe/Smoke Shoppe), sale of programs and lottery tickets, and check cashing and ATM services. Revenues from the Convention Center and related services increased by $0.7 million to $1.7 million compared to $1.0 million in 2002. Revenues from ATM, check cashing and credit card advance service fees increased $0.5 million. The revenues from special events held at the Harv in 2003 were $0.5 million which is a decrease of $1.3 million over 2002, reflecting the decrease in the number of events held at the Harv. In 2002 Mountaineer opened a new gift/jewelry shop and relocated the Spa from a free-standing structure to the hotel. The Gift/Jewelry/Smoke Shoppes and Spa revenues increased by $0.5 million and $0.2 million, respectively in 2003. These additional amenities are expected to contribute additional revenues during the next year as Mountaineer Park's recognition as a destination resort continues to increase. Scioto Downs contributed other revenues of $0.5 million during 2003 from the date of the acquisition.

        Costs of other revenues decreased by 9.9% from $8.6 million in 2002 to $7.7 million in 2003. This decrease can be attributed primarily to the decrease in the number of events at The Harv. Expenses for the Harv decreased by $2.5 million to $2.6 million in 2003 principally due to decrease in entertainment costs. Convention Center expenses increased by $0.9 million to $1.0 million in 2003. The Spa and Fitness Center expenses increased by $0.2 million to $0.9 million in 2003. Costs of other revenues for the retail plaza increased $0.5 million during 2003 as compared to 2002. The increases in Convention Center, Spa Fitness Center and retail plaza expenses are attributable to expanded operations and increased utilization by patrons during 2003. Costs of other revenues for Scioto Downs totaled $0.2 million for 2003 from the date of the acquisition.

MARKETING AND PROMOTIONS EXPENSE

        Company-wide marketing and promotions expense decreased to $7.4 million for 2003 from $8.8 million for 2002. Marketing and promotions expenses at Mountaineer Park decreased by $1.3 million from $7.7 million in 2002 to $6.4 million in 2003. The decrease results from management efforts to more efficiently promote Mountaineer Park, notwithstanding the increased number of amenities and ancillary businesses. In 2003, marketing and promotion expenses for the Nevada Properties decreased by $0.2 million being attributable to similar efforts at the Speedway Property.

GENERAL AND ADMINISTRATIVE EXPENSE AND INTEREST

        General and administrative expenses for 2003 increased by $7.8 million, or 23.9% from $32.8 million in 2002. General and administrative costs for 2003 constituted 13.8% of total revenues in comparison to 12.3% for 2002. The increase in general and administrative costs can be attributed to the operation of Mountaineer Park's expanded facilities including the hotel (completed May 2002) and other amenities for the full year in 2003 and the acquisition of Scioto Downs on July 31, 2003, offset in part by the reduction in expenses at the Reno Property due to the sale in 2003. The increase in costs relates primarily to: (1) increases in salary & benefits cost ($1.9 million) and repairs and supplies expenses ($0.4 million) related to increased security, surveillance, housekeeping, maintenance and certain other administrative areas attributable to Mountaineer Park's expanded facilities and larger crowds; (2) increase in real estate taxes at Mountaineer Park ($0.8 million); (3) increase in professional fees related to the Company's pursuit of a license to build a new racetrack in Erie, Pennsylvania and other aspects of the Company's corporate development activities and legal matters ($0.9 million); (4) increase in amounts associated with long-term incentive compensation arrangements ($0.9 million); and increase in insurance related costs of ($0.7 million). Scioto Downs' general and administrative costs totaled $1.3 million for the period from the date of the acquisition. The sale of the Reno Property resulted in a reduction of general and administrative costs of $1.1 million in 2003 as compared to 2002.

        Interest expense increased by $7.5 million to $11.9 million in 2003 from $4.4 million in 2002. This increase to $11.9 million is attributable to the issuance of $130,000,000 of senior notes during 2003. See "Liquidity and Sources of Capital."

        Depreciation and amortization costs increased by 29.8% from $14.3 million in 2002 to $18.7 million in 2003. This increase reflects the $27.6 million increase in fixed assets balance at December 31, 2003 compared to December 31, 2002 due to expansion at Mountaineer Park and the acquisition of Scioto Downs. Depreciation and amortization expense for Scioto Downs was $360,000 based upon the purchase price allocations as discussed in Note 4 to the Consolidated Financial Statements. Depreciation and amortization for the Nevada Properties aggregated $1.3 million for 2003. Depreciation was not recorded for the Reno Property once it was listed for sale in 2002. The property was subsequently sold in 2003.

Liquidity and Sources of Capital

        Our working capital balance as of December 31, 2004 was $17.9 million and our unrestricted cash balance was $22.4 million. Racing purses are paid from funds contributed by us to bank accounts owned by the horse owners who race at Mountaineer Park. At December 31, 2004, the balances in the bank accounts exceeded purse obligations by $3.8 million. In the event the purse obligations exceed the balances in the bank accounts, we may fund all or a portion of such amounts. However, such funding advances will be repaid to us from future accumulations in this account.

        On March 25, 2003, we consummated the private sale of $130,000,000 of 9.75% senior unsecured notes pursuant to Rule 144A that mature on April 1, 2010.

        On March 28, 2003, the Company entered into the Third Amended and Restated Revolving Credit Agreement in the amount of $50 million with Wells Fargo Bank. Under the Third Amended and Restated Credit Agreement, up to $10.0 million is available for use in connection with letters of credit, and up to $10.0 million in short term funds is available for use under a "swing line" facility on same day notice to lenders. Loans under the Third Amended and Restated Credit Agreement mature in 2008, five years after the date of execution of the Credit Agreement. The Third Amended and Restated Credit Agreement contains certain financial covenants that require us to satisfy, on a consolidated basis, specified quarterly financial tests. The Third Amended and Restated Credit Agreement permits us to finance separately up to $35 million for equipment, including gaming equipment, during the term of the credit facility.

        We have various arrangements with banks and their affiliated leasing companies for such equipment financing. As of December 31, 2004, the aggregate outstanding principal balance related to equipment financing was $4.0 million. We must also pay a quarterly non-usage commitment fee for the Third Amended and Restated Credit Agreement that is based upon the leverage ratio. As of December 31, 2004 no amounts were outstanding under the credit facility, except for a letter of credit for $645,000. The Third Amended and Restated Credit Agreement also contains covenants that restrict our ability to make investments, incur additional indebtedness, incur guarantee obligations, pay dividends, create liens on assets, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates. A failure to comply with the restrictions contained in our senior secured credit facility and the indentures governing our senior unsecured notes could lead to an event of default thereunder which could result in an acceleration of such indebtedness.

        During 2004 we met our capital requirements through net cash from operating activities and cash proceeds from the Third Amended and Restated Credit Agreement that were subsequently repaid during the year. For 2004 net cash provided by operations totaled approximately $46.6 million and cash used in investing activities totaled $45.9 million, compared to approximately $37.8 million provided by operating activities and $46.5 million used in investing activities in 2003. Cash used in investing activities in 2004 includes the acquisition of Binion's Horseshoe Casino and Hotel and capital additions, while cash used in investing activities in 2003 includes the acquisition of Scioto Downs and capital expenditures. Cash used by financing activities totaled $5.0 million for 2004 compared to $21.1 provided by financing activities for 2003. As noted previously in 2003, the Company completed the issuance of $130 million of senior unsecured notes, the proceeds of which were used in part to repay $93.4 million outstanding under our revolving credit agreement and applicable finance costs and fees. We did not enter into any capital leases during 2004. Borrowings under our credit agreement aggregated $7 million during 2004 all of which were repaid during the year.

        The following table provides a summary of our debt obligations, capital lease obligations, operating lease payments, deferred compensation arrangements and certain other material purchase obligations as of December 31, 2004. This table excludes other obligations that we may have, such as pension obligations (discussed in Note 8 of the Notes to the Consolidated Financial Statements). In addition, the table excludes capital expenditures that, pursuant to the terms of the Third Amended and Restated Credit Agreement, are required to be between 1% and 6% of our gross operating revenues from the prior year for maintenance of our facilities since such expenditures beyond 2005 are not reasonably estimable.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Contractual cash obligations:
Long-Term Debt(1)	$215.0	$13.4	$28.3	$26.0	$147.3
Capital Lease Obligations(2)	1.8	1.8	—	—	—
Operating leases(3)	1.5	0.6	0.7	0.2	—
Land leases(4)	476.3	5.2	12.8	13.1	445.2
Purchase and other Contractual Obligations	7.0	2.0	2.4	0.9	1.7
Deferred Compensation(5)	5.7	—	—	5.7	—
Minimum Purse Obligations(6)	52.5	26.2	26.3	—	—
Employment Agreements(7)	5.7	1.5	2.4	1.8	—

Total	$765.5	$50.7	$72.9	$47.7	$594.2

(1)
These amounts, exclusive of the interest component, are included on our Consolidated Balance Sheets. See Note 6 of the Notes to the Consolidated Financial Statements for additional information about our debt and related matters.

(2)
The present value of these obligations, excluding interest, is included on our Consolidated Balance Sheets. See Note 6 of the Notes to the Consolidated Financial Statements for additional information about our capital lease obligations.

(3)
Our operating lease obligations are described in Note 7 of the Notes to the Consolidated Financial Statements.

(4)
In connection with the acquisition of the Binion's Horseshoe Casino and Hotel in March 2004 the Company assumed or entered into ground leases for certain portions of the acreage upon which the property is situated. The leases have terms ranging from 28 to 71 years and aggregate current annual rentals of approximately $6.2 million. The rentals are subject to certain periodic increases.

(5)
This amount is included on our Consolidated Balance Sheets. See Note 7 of the Notes to the Consolidated Financial Statements for additional information about deferred compensation arrangements.

(6)
Pursuant to an agreement with the Mountaineer Park Horsemen's Benevolent and Protective Association, Inc. and/or in accordance with the West Virginia racing statute, Mountaineer Park is required to conduct racing for a minimum of 210 days and pay daily minimum purses of $125,000 for the term of the agreement which expires on December 31, 2006. Mountaineer Park has agreed to use its best efforts to conduct racing for 232 days each year. See Note 13 of the Notes to the Consolidated Financial Statements.

(7)
Includes base salaries and guaranteed payments but not incentive amounts that cannot be calculated.

        During the year ended December 31, 2004 and exclusive of the acquisition of Binion's, we spent approximately $16.5 million for capital additions and land acquisitions. These expenditures included approximately $3.4 million for expansion at Mountaineer Park, approximately $6.9 million for additional gaming and other equipment and furniture, approximately $.5 million for the purchase of properties adjacent to or near Mountaineer Park, approximately $1 million for the purchase of a player tracking system at the Speedway Property and $2.6 million relating to the purchase of land and architectural, engineering and other professional services for Presque Isle Downs.

        During 2005 we expect to spend approximately $20-25 million on capital additions exclusive of Presque Isle Downs related land acquisition and construction expenditures but including $8-10 million for renovations, signage and new gaming equipment at Binion's and up to $7-8 million for gaming related equipment at Mountaineer Park.

        Pursuant to the terms of the Third Amended and Restated Credit Agreement, we are required to spend between 1% and 6% of our gross operating revenues from the prior year for maintenance of our facilities. During 2004, we spent 3.6% of 2003 gross operating revenues, or $10.6 million, for maintenance of our facilities.

        On March 11, 2004, the Company completed the acquisition of Binion's Horseshoe Hotel and Casino in downtown Las Vegas and entered into a Joint Operating License Agreement with an affiliate of Harrah's Entertainment, Inc. (Harrah's). The Company obtained title to the property and equipment, which will be held by a newly formed subsidiary Speakeasy Gaming of Fremont, Inc., for a payment of $20 million, free and clear of all debts, subject to increase by $5 million if, at the termination of the Joint Operating Agreement, Harrah's has achieved certain operational milestones. Separately, the Company purchased for $1.8 million a parcel of land previously subject to a ground lease with annual rent payments of $232,500. The purchase price was funded with cash on hand and borrowings of $1.8 million under the Company's revolving credit facility. Pursuant to the Joint Operating License Agreement, Harrah's served as the primary day-to-day operator of the property on an interim basis, subject to certain oversight and review by a joint committee of the two companies. The joint operating agreement had an initial term of one year that Harrah's could extend for up to an additional two years. During the term of the joint operating agreement the Company received certain guaranteed payments, net of all of the property's operating expenses. On October 26, 2004, Harrah's notified the Company that Harrah's would not extend the joint operating agreement beyond the initial one-year term. Accordingly, the Company took over the operations of Binion's on March 10, 2005 and an evaluation will commence as to whether Harrah's met the operating milestones and whether the $5 million payment is required.

Commitments and Contingencies

        On July 17, 2003, the Pennsylvania State Horse Racing Commission unanimously reinstated Presque Isle Downs's license to build a thoroughbred horse racetrack and conduct parimutuel wagering in Erie, Pennsylvania. Appeals relating to the issuance of the license were ultimately resolved on December 30, 2004. The currently licensed and planned construction site for Presque Isle Downs is a 272 acre site on Route 97 in Summit Township (the "Licensed Site). In April 2004 and March 2005, the Company purchased parcels aggregating approximately 270 acres of the Licensed Site for a total of approximately $9.5 million and expects to acquire the remaining parcel in March 2005 for approximately $500,000. An additional $1 million is payable in connection with previously acquired parcels when the Company commences gaming operations at Presque Isle Downs.

        Apart from land acquisition costs, closing costs, costs for gaming equipment and the $50 million licensing fee, we anticipate spending between $85 million and $95 million to build Presque Isle Downs including the temporary gaming facility, without giving effect to anticipated proceeds from the sale of the alternative sites or any tax incentives. Upon commencement of parimutuel operations at Presque Isle Downs, we have agreed to purchase an off track wagering facility from Penn National Gaming for $7 million. We expect to finance the majority of these development costs with cash flow from operations, cash on hand availability under our $50 million Third Amended and Restated Revolving Credit Agreement and, when slot machines are installed, capital lease obligations. Depending upon our actual expenditures for Presque Isle Downs, the timing of the payment of the licensing fee and the timing of any other acquisition activity, we might require additional financing in order to implement all of our development plans. Commencement of racing and parimutuel operations in Erie remains subject to risks and uncertainties, which include but are not limited to closing on the real property for the site, which is currently under option, unforeseen title, engineering, environmental, or geological problems, work stoppages, weather interference, including floods, construction delays and other risks associated with building a racing operation, and compliance with the terms of the license concerning timing

        The Company also identified alternative sites for the construction of Presque Isle Downs that were not available when the Company applied for the license. On March 22, 2002, the Company entered into an agreement whereby the Company advanced $2 million to a third-party for the purpose of acquiring certain real property in Erie County, Pennsylvania (known as the Green Shingle site) as one of alternative sites for the proposed racetrack. The loan agreement matures on the earliest of March 31, 2005, the date on which the Company exercises its option to purchase the property for One Dollar ($1) plus the cancellation of the indebtedness, or the date on which the borrower puts the property to the Company in lieu of the debt. Interest shall accrue at a floating rate equal to the Federal short-term rate as periodically announced by the Internal Revenue Service. The loan is secured by a first lien on the property and all of the outstanding shares of the borrower. In October 2003, the Company completed the acquisition of 130 acres previously under contract for $2.6 million including previous land option payments. This acreage adjoins the previously discussed alternative site for the proposed racetrack. In October 2004, the Company completed the acquisition of a third site, known as the International Paper site, comprised of approximately 215 acres of real property on Lake Erie and certain buildings. The purchase price, including the buyout of a related salvage contract, was $2.8 million. The Company has recently made the decision to construct Presque Isle Downs on the Route 97 site and is currently investigating and evaluating sale and other development opportunities for the alternative sites.

        In connection with the acquisition of the International Paper site the Company entered into a consent order with the Pennsylvania Department of Environmental Protection (PaDEP) regarding a proposed clean-up plan for the site. The proposed clean-up plan was based upon a "baseline environmental report" and it was estimated that such clean-up would cost approximately $3 million. Environmental insurance was purchased for environmental matters not addressed in the baseline environmental report. It was contemplated that if the International Paper site was determined to to be the site for construction of the racetrack, that such clean-up efforts would have been integrated into the cost of construction of the track. However, since the Company has made the decision not to use this site for the racetrack and will ultimately list this property for sale or propose other development, the Company has entered into discussions with the Pennsylvania DEP to modify the consent order. In this regard the Company has retained an environmental consultant to conduct an environmental risk assessment of the property to determine the most effective and efficient way to address the required clean-up of this property. It is anticipated that the risk assessment approach will reduce the estimated cost associated with the clean-up. However, the Company has not finalized the discussions with the PaDEP or completed the risk assessment analysis. Accordingly, a revised estimate of the clean-up costs cannot be determined at this time. It is anticipated that the cleanup costs incurred will be added to the carrying value of the property and recovered through the sale of the property.

        In connection with the acquisition of Binion's Horseshoe Hotel and Casino, the Company obtained title to the property and equipment for $20.0 million (exclusive of transaction costs aggregating $658,000), free and clear of all debts, subject to increase by $5.0 million if, at the termination of the Joint Operating Agreement, Harrah's has achieved certain operational milestones. On October 26, 2004, Harrah's notified the Company that Harrah's would not extend the joint operating agreement beyond the initial one-year term. Accordingly, the Company took over the operations of Binion's on March 10, 2005 and an evaluation will commence as to whether Harrah's achieved the specified milestones and whether the additional purchase price payment of $5 million is required.

        On July 29, 2003, Keystone Downs, LLC ("Keystone Downs"), an entity in which the Company will own no more than 50%, filed an application to build a new thoroughbred racetrack with parimutuel wagering in Allegheny County, Pennsylvania northeast of Pittsburgh. On August 10, 2004, the Company withdrew its application for the Keystone Downs license. The Company and its development partner are evaluating alternatives for utilization of the land currently under option. In the event a project is not pursued the Company would be required to expense land option, legal and other related costs aggregating $485,000.

        In June 2004, the Company's wholly-owned subsidiary, MTR-Harness, Inc., acquired for an initial investment of $10,000, a 50% interest in North Metro Harness Initiative, LLC ("North Metro"), then a subsidiary of Southwest Casino and Hotel Corporation. North Metro filed an application with the Minnesota Racing Commission to construct and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota, approximately 30 miles north of downtown Minneapolis on a 165-acre site currently under option. On January 19, 2005 the Minnesota Racing Commission granted North Metro's license application to construct and operate a harness racetrack. The racetrack would be the second of only two racetracks permitted by current law in the seven county Minneapolis metropolitan area. The Company will invest an additional $7.5 million in the event North Metro obtains the necessary regulatory licenses, but may elect to increase its investment or provide credit enhancements. During 2004, the Company made capital contributions of approximately $98,000 and in February 2005, invested an additional $600,000 in North Metro.

        Minnesota law permits licensed racetracks to operate a card room with up to 50 tables offering "non-banked" games (those in which the players play only against each other instead of against the house), subject to completion of the racetrack's first 50-day live race meet and regulatory approval of a card room plan of operation. North Metro intends to commence card room operations at the earliest practicable date.

        The project is estimated to cost approximately $47 million for land acquisition and construction and will be separately financed on a nonrecourse basis to the Company.

        In September 2004, the Company signed a definitive agreement to acquire a 90% interest in Jackson Trotting Association, LLC, a Michigan limited liability company that operates Jackson Harness Raceway, which conducts live harness racing (mid-April through mid-June) and year-round simulcasting with parimutuel wagering in Jackson, Michigan. The acquisition is subject to certain terms and conditions, including the approval of the Michigan Racing Commission and the seller's option to reduce Jackson Racing's interest to 80% under certain circumstances. The purchase agreement provides for a purchase price of $2.0 million to be paid at closing, $2.0 million as additional consideration in the event slot machines or video lottery gaming is or has been authorized by Michigan law and $2.0 million as additional consideration only in the event slot machines or video lottery gaming is actually installed and operating at the facility. Upon consummation of the transaction, the Company will be responsible for securing financing for the relocation of the racetrack. The purchase agreement also provides that upon consummation of the transaction the current president of Jackson Harness Raceway will enter into a five-year employment agreement

        In addition, the Company is faced with certain contingencies involving litigation and environmental remediation. These commitments and contingencies are discussed in greater detail in Note 7 to our Consolidated Financial Statements included elsewhere in this Report. The Company believes that its cash balances, cash generated from operations and available lines of credit will be sufficient to meet all of our currently anticipated commitments and contingencies. However, the timing of Presque Isle Downs related construction and other expenditures and the timing of other acquisition and development projects may impact our cash flow requirements.

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

Regulation and Taxes

        The Company is subject to extensive regulation by the State of West Virginia Racing and Lottery Commissions, Nevada Gaming Authorities, Pennsylvania Racing Commission and Ohio Racing Commission. Change in applicable laws or regulations could have a significant impact on our operations.

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

Outstanding Options

        On May 6, 2004, the Company's Board of Directors, subject to the approval of the Company's shareholders, approved the Company's 2004 stock incentive plan ("The Plan") and reserved 200,000 shares of the Company's common stock for issuance pursuant to the exercise of options issued under the plan. The Company's shareholders subsequently ratified the plan on July 22, 2004. No options have been granted under the plan.

        On November 18, 2004, pursuant to an October 15, 2003 Employment Agreement and the 2002 Employee Stock Incentive Plan, the Company granted to Roger Szepelak, an officer of two wholly owned subsidiaries of the Company, a non-qualified option to purchase 25,000 shares of the Company's common stock for $9.02 per share, the market price on the date of grant. On February 7, 2005, pursuant to a November 1, 2004 Employment Agreement and the 2002 Employee Stock Incentive Plan, the Company granted to the General Manager of one of its properties, a non-qualified option to purchase 10,000 shares of the Company's common stock for $11.40 per share, the market price on the date of grant.

        As of March 11, 2005, there were outstanding options to purchase 1,131,300 shares of the Company's common stock. If all such options and warrants were exercised, the Company would receive proceeds of approximately $6.6 million. We utilize the treasury stock method in determining the dilutive effect of outstanding options and warrants. Our policy is as follows: Our basic earnings per share (EPS) is computed as net income available to common shareholders divided by the weighed average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

Critical Accounting Policies

        Our significant accounting policies are included in Note 2 to our Consolidated Financial Statements included elsewhere in this Report. These policies, along with the underlying assumptions and judgments made by our management in their application, have a significant impact on our consolidated financial statements.

  Revenue Recognition

        Video lottery and parimutuel revenues are recognized at the time the wagers are made and are net of winning payouts to patrons. The distributions from these revenues are governed by the West Virginia Lottery Commission and the West Virginia Racing Commission. After deduction of a 4% administrative fee paid to the West Virginia Lottery Commission, Mountaineer Park receives 47% of the first $162 million of video lottery net win per year, based upon West Virginia's fiscal year of July 1-June 30. Net win in excess of the threshold, which is fixed by statute, is subject to a 10% surcharge. After reduction for the administrative fee and the surcharge, the net win percentage to be received by the Company is 42%. We recognize the reduction in revenue occasioned by the surcharge and the reduction in the percentage of net win allocable to us during the period in which the net win exceeds the predetermined threshold. Accounting for the change in the net win percentage to be retained by the Company in this manner ensures that revenue is being recognized when all services have been rendered and the amount is fixed or determinable. The amended Lottery Act also creates a separate capital reinvestment fund for each racetrack to which the State will contribute 42% of the surcharge attributable to each racetrack. Generally, for each dollar a racetrack expends on eligible capital improvements for the racetrack and adjacent property, the track will receive a dollar from the capital reinvestment fund. Depending upon the amount of a project, any amount expended in excess of the balance in the capital reinvestment fund may be carried forward three subsequent years. We recognize amounts due from the capital reinvestment fund as qualifying capital expenditures are identified.

        Revenues from food and beverage are recognized at the time of sale and revenues from lodging are recognized on the date of stay. Other revenues are recorded at the time the services are rendered or sales are completed. Lodging, food and beverage gratuitously provided to customers are not recognized as revenues.

  Impairment of Long-Lived Assets and Intangibles

        We review the carrying value of our long-lived assets (including goodwill) whenever events or changes in circumstances indicate that such carrying values may not be recoverable annually (effective in 2002) for goodwill. Unforeseen events and changes in circumstances and market conditions and material differences in estimates of future cash flows could negatively affect the fair value of our assets and result in an impairment charge. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties. Fair value can be estimated utilizing a number of techniques including quoted market prices, prices for comparable assets, or other valuation processes involving estimates of cash flows, multiples of earnings or revenues. During 2004, the Company performed the annual impairment tests of goodwill and indefinite-lived intangible assets. As a result of these tests, it was determined that there was no impairment of goodwill.

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

  Income Taxes

        We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the bases used for financial reporting and income tax reporting of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We have not provided for a valuation allowance at December 31, 2004 because we feel that the deferred tax assets will be recovered from future operations.

  Newly Issued Accounting Standards

        On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

        Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on July 1, 2005. (See Note 2 to the Consolidated Financial Statements "Recently Issued Accounting Standards").

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

        At December 31, 2004 the fair value of credit facilities approximates the carrying value except for the 9.75% senior unsecured notes for which the fair value as determined based upon market quotes is $143,000,000. The carrying value of the senior unsecured notes is $128,836,000 at December 31, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial Statements and accompanying footnotes are set forth on pages F-1 through F-44 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

        Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us would be made known to them by others within the Company, particularly during the period in which this Form 10-K Annual Report was being prepared.

(b)
Changes in internal controls.

        There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

        We have not included in this report management's annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K, and the related attestation report of the registered public accounting firm required by Item 308(b) of Regulation S-K, as permitted by the SEC's Order under Section 36 of the Securities Exchange Act of 1934, as amended, Release No. 50754, November 30, 2004. We intend to file an amendment to this report with the SEC to include such information required by Item 308(a) and 308(b) within the time period permitted by the SEC's above-referenced order.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY

        The following table sets forth information regarding the directors and executive officers of the Company.

Name	Age	Position and Office Held
Edson R. Arneault	57	President, Chief Executive Officer, Chairman of the Board
Robert A. Blatt(1)	64	Vice President, Assistant Secretary, Director
James V. Stanton(3)	73	Director
Donald J. Duffy(2)(3)	37	Director
Richard Delatore(3)	65	Director
LC Greenwood(2)	58	Director
John W. Bittner, Jr.	52	Chief Financial Officer
David R. Hughes	42	Chief Operating Officer; Mountaineer
Roger M. Szepelak	40	Vice President, Chief Operating Officer, Nevada Properties
Patrick J. Arneault	39	Vice President, Mountaineer and Presque Isle Downs
Rose Mary Williams	47	Secretary

(1)
Member of the Finance Committee of the Board of Directors.

(2)
Member of the Compensation Committee of the Board of Directors.

(3)
Member of the Audit Committee of the Board of Directors.

BUSINESS EXPERIENCE

        Edson R. Arneault, 57, has been a director of the Company since January 1992 and has served as our President and Chief Executive Officer since April 26, 1995. He is also an officer and director of our subsidiaries. Mr. Arneault is also a principal in numerous ventures directly or indirectly engaged in the development, production and transportation of oil and gas. Since becoming the President of the Company and Mountaineer Park, however, Mr. Arneault has devoted virtually all his time and attention to the business of the Company. Mr. Arneault is a certified public accountant, and has served as a tax partner with Seidman and Seidman (now "BDO Seidman LLP"), a public accounting firm, in Grand Rapids, Michigan, from 1977 to 1980. Mr. Arneault was employed as a certified public accountant by Arthur Andersen in the tax department of its Cleveland office from 1972 to 1976. Mr. Arneault is a member of the Independent Producers Association of America, the Ohio Oil and Gas Association, the Michigan Oil and Gas Association and the Michigan Association of Certified Public Accountants. Mr. Arneault received his Bachelor of Science in Business Administration from Bowling Green University in 1969, his Master of Arts from Wayne State University in 1971, and his Masters in Business Administration from Cleveland State University in 1978. Mr. Arneault serves on the Board of Directors of Make a Wish Foundation of Northern West Virginia, West Virginia Independent Colleges and Universities, Inc., West Virginia Jobs Investment Trust (a gubernatorial appointment), the West Virginia Hospitality and Tourism Association and the West Virginia Business Roundtable (of which he also serves as treasurer). Mr. Arneault also serves as a member of the Advisory Board of Visitors of the Robert Morris College Hospitality and Tourism Management Program in Pittsburgh, Pennsylvania.

        Robert A. Blatt, 64, has been a director of the Company since September 1995 and a Vice President since February 1999. Mr. Blatt is also a Director and Assistant Secretary of Mountaineer Park, and Chairman of our Finance Committee. Mr. Blatt is the Chief Executive Officer and managing member of New England National, L.L.C. ("NEN") and a member of the board of directors of AFP Imaging Corporation. Since 1979 he has been chairman and majority owner of CRC Group, Inc., and related entities, a developer, owner, and operator of shopping centers and other commercial properties, and since 1985, a member (seat owner) of the New York Stock Exchange, Inc. From 1959 through 1991, Mr. Blatt served as director, officer or principal of numerous public and private enterprises. In August of 2002, NEN filed a voluntary petition under Chapter 11 in the U.S. Bankruptcy Court for the District of Connecticut, which is still pending. Mr. Blatt informed the Company that the filing was necessitated by a court's upholding the imposition of real estate taxes at rates applicable to golf courses (rather than vacant land) for periods prior to NEN's acquisition or development of the property. Mr. Blatt received his Bachelor of Science in Finance from the University of Southern California in 1962 and his Juris Doctor from the University of California at Los Angeles in 1965. He is a member of the State Bar of California.

        James V. Stanton, 73, has been a director of the Company since February, 1998 and serves on our Audit Committee and as Chairman of our Compliance Committee. Mr. Stanton is also a director of Try It Distributing Co., a privately held corporation. Mr. Stanton has his own law and lobbying firm, Stanton & Associates, in Washington, D.C. From 1971-1978, Mr. Stanton represented the 20th Congressional District of Ohio in the United States House of Representatives. While in Congress Mr. Stanton served on the Select Committee on Intelligence, the Government Operations Committee, and the Public Works and Transportation Committee. Mr. Stanton has held a wide variety of public service positions, including service as the youngest City Council President in the history of Cleveland, Ohio and membership on the Board of Regents of the Catholic University of America in Washington, D.C. Mr. Stanton is also former Executive Vice President of Delaware North, a privately held international company which, during Mr. Stanton's tenure, had annual sales of over $1 billion and became the leading parimutuel wagering company in the United States, with worldwide operations including horse racing, harness racing, dog racing, and Jai-Lai. Delaware North also owned the Boston Garden and the Boston Bruins hockey team. From 1985-1994, Mr. Stanton was a principal and co-founder of Western Entertainment Corporation, which pioneered one of the first Native American Gaming operations in the United States, a 90,000 square foot bingo and casino gaming operation located on the San Manuel Indian Reservation in California, which generated annual revenues in excess of $50 million. Mr. Stanton also serves on the Boards of Directors of the Federal Home Loan Bank of Atlanta and of Lottery and Wagering Solutions, Inc.

        Donald J. Duffy, 37, has been a director of the Company since June 2001 and serves as Chairman of our Compensation Committee and as a member of the Audit Committee. Mr. Duffy is presently a director and president of Integrated Corporate Relations, a consulting firm. Mr. Duffy co-founded Meyer, Duffy & Associates in 1994 and Meyer Duffy Ventures in 1999. At Meyer Duffy, Mr. Duffy played an integral role in numerous seed and early stage companies. His expertise is focusing on the development and implementation of business plans including financial forecasting and analysis, management team development, corporate strategy and capital formation. Prior to co-founding Meyer, Duffy & Associates, Mr. Duffy was a Senior Vice President at Oak Hall Capital Advisors where he specialized in investments in the leisure, gaming and technology markets. Prior to Oak Hall, Mr. Duffy was an investment fund partner at Sloate, Weisman, Murray & Company, specializing in investments in the leisure, gaming, technology and retail markets. Mr. Duffy is a graduate of St. John's University.

        Richard Delatore, 65, has been a director of the Company since June 2004. Mr. Delatore serves as a member of the Audit Committee of the Company. Mr. Delatore is presently a Vice President with Schiappa & Company which is involved in the coal mining and hauling business and located in Wintersville, Ohio (since 2002). Mr. Delatore is also a commissioner on the Board of Commissioners in Jefferson County, Ohio (since 2000), and is a coal and timber consultant in Steubenville, Ohio (since 1990). Mr. Delatore was a member of the Ohio State Racing Commission from 1995 to 1999. Mr. Delatore chaired the Medication Committee of the Ohio State Racing Commission in 1999. He was also a member of the Steubenville City School Board of Education from 1993 to 2000 and a member of the Jefferson County Joint Vocational School Board of Education from 1995 to 1998.

Mr. Delatore received his Bachelor of Science degree in Business Administration from Franciscan University of Steubenville, Ohio.

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

        John W. Bittner Jr., 52, was appointed Chief Financial Officer of the Company on January 9, 2002. Prior to joining the Company, Mr. Bittner was a Partner at Ernst & Young, LLP and was with Ernst & Young, LLP from 1975 to 2000. While at Ernst & Young, LLP Mr. Bittner provided accounting, auditing and business advisory services to privately and publicly held organizations in a variety of industries. During 2001, Mr. Bittner was an accounting and financial consultant. Mr. Bittner is a CPA licensed in Pennsylvania. Mr. Bittner received his Bachelor of Science degree in Accounting from Duquesne University in 1975. Mr. Bittner is a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

        David R. Hughes, 42, joined the Company in January of 2003 as Chief Operating Officer of Mountaineer. Mr. Hughes brings to MTR an impressive, 19-year operational and financial background with significant executive experience in the gaming and hospitality industries. From August 2001 to December 2002, he served as CFO of Penn National Gaming's Charles Town Races & Slots property in Charles Town, West Virginia. From September 2000 through July 2001, he was CEO of JAB Sun Cruz Casinos' U.S. Operations, where he was responsible for all operational aspects of the 10-property company and helped increase gaming revenues and reduce administrative costs. Beginning in 1995, Mr. Hughes held senior management positions with Sun International Gaming Enterprises (at its Resorts Atlantic City and Mohegan Sun Casino properties). Additionally, from 1984 - 1994, he served in various financial and operational capacities at Trump Plaza Hotel & Casino and Sands Hotel & Casino. He holds a Bachelor of Science Degree in Business Administration and Accounting from Stockton State College and is a Certified Public Accountant.

        Roger M. Szepelak, 40, was appointed Vice President and Chief Operating Officer of Speakeasy Gaming of Las Vegas, Inc. and Speakeasy Gaming of Reno, Inc. effective November 1, 2000. He was recently appointed to those same positions for Speakeasy Gaming of Fremont, Inc., our subsidiary that owns and operates Binion's. From 1996 to 2000, Mr. Szepelak served as vice president/assistant general manager of the Texas Station Gambling Hall & Hotel in North Las Vegas, Nevada, where his direct areas of responsibility included finance, casino cage, purchasing, hotel and related areas, table games, keno, poker, bingo and the race and sports book. Generally, Mr. Szepelak assisted the property president in all aspects of the operation of this 200-room hotel and 90,000 square foot casino. From

1988 to 1996, Mr. Szepelak was with the Rio Hotel & Casino, Inc. in Las Vegas, where he ultimately served as chief financial officer and treasurer. Mr. Szepelak received his Bachelor of Business Administration from the University of Michigan in 1986.

        Patrick J. Arneault, 39, joined Mountaineer Park, Inc. in February 2000. He serves as Vice President of Development of Mountaineer and Presque Isle Downs. Previously, he concentrated on facility maintenance and construction project management. He received a BBA in finance and a minor in Military History from Kent State University in 1989. Mr. Arneault served in the United States Army from 1987 to 1997, as a Platoon Leader 24thInfantry Division and as a Battery Commander 11th ADA Brigade. His final assignment was as a Systems Integrator U.S. Army Washington D.C. Patrick is also a member of the Ohio Oil and Gas Association and the Hancock County West Virginia Rotary. Patrick Arneault is the brother of Edson R. Arneault, our President, Chief Executive Officer and Chairman of the Board.

        Rose Mary Williams, 47, was appointed to the position of Secretary of the Company in January 1998 and Director of Racing of the Company in January 1997. She has been employed at Mountaineer since 1977, when she began working in the Mutuel Department. In 1980, she accepted the position of Statistician in the computer room. When Mountaineer began receiving simulcast signals from other racetracks in 1991, she was appointed to Simulcast Coordinator. She then began serving as Mutuel Manager in 1995. Ms. Williams is a member of Turf Publicists of America.

Code of Ethics

        We have adopted a Code of Ethics and Business Conduct for all our employees, including our principal executive officer, principal financial officer and principal accounting officer, and all of our directors and consultants. The Code of Ethics and Business Conduct can be found at our internet website at www.mtrgaming.com under "Investor Relations—Corporate Governance".

        Our website and information contained on it or incorporated in it are not intended to be incorporated in this Annual Report on Form 10-K or our other filings with the SEC.

Audit Committee Financial Expert

        The SEC recently adopted a rule requiring disclosure concerning the presence of at least one "audit committee financial expert" on audit committees. Mr. Duffy qualifies as an "audit committee financial expert" as defined by the SEC.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth the compensation awarded, paid to or earned by our most highly compensated executive officers whose compensation exceeded $100,000 in the year ended December 31, 2004.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation Awards
Payouts
Other Annual Comp. ($)(1)
Name	Year	Salary ($)	Bonus ($)		Restricted Stock Awards ($)	Options SARS (#)(2)	LTIP Payouts ($)	All Other Comp. ($)(4)
Edson R. Arneault(3) Chairman, President and Chief Executive Officer MTR Gaming Group, Inc.	2004 2003 2002	907,607 880,466 804,023	100,000 100,000 100,000	535,980 505,042 365,686	— — —	— — —	— — —	139,289 125,931 229,193
Robert A. Blatt(3) Vice President	2004 2003 2002	244,600 180,157 292,115	— — —	12,500 19,594 1,393	— — —	— — 50,000	— — —	12,000 — 19,594
Roger M. Szepelak(3) Vice-President and Chief Operating Officer Nevada Properties	2004 2003 2002	196,602 172,733 163,209	50,000 25,000 —	— 12,788 —	— — —	25,000 25,000	—	—
John W. Bittner Chief Financial Officer	2004 2003 2002	244,957 205,481 184,077	— —	1,300 1,300 1,300	—	— 25,000 25,000	— —	— —
David R. Hughes Chief Operating Officer Mountaineer Park, Inc.	2004 2003	321,469 243,647	— —	— 6,300		— —	— —	— —

(1)
As to Mr. Arneault for 2004 includes $450,112 performance bonus earned but not paid in 2004, $84,568 annual insurance premiums treated as compensation and an estimated pension contribution of $1,300; 2003 includes $419,174 performance bonus earned but not paid in 2003, $84,568 annual insurance premiums treated as compensation and an estimated pension contribution of $1,300; for 2002 includes $359,194 performance bonus earned but not paid in 2002 and an estimated pension plan contribution of $6,492; As to Mr. Blatt consists of $12,500 insurance premium treated as compensation in 2004; $19,594 annual insurance premiums treated as compensation in 2003 and an estimated pension plan contribution of $0, $0 and $1,393 in 2004, 2003 and 2002, respectively. As to Mr. Szepelak, includes $12,788 performance bonus earned but not paid in 2003. As to Mr. Bittner consists of an estimated pension contribution of $1,300 in 2004, 2003 and 2002; As to Mr. Hughes consists of an estimated pension contribution of $1,300 in 2004 and 2003 and includes a $5,000 performance bonus earned but not paid in 2003.

(2)
As to Mr. Bittner grants in 2003 and 2002 consisted of non-qualified stock options for a term of ten years. The options are fully vested and have an exercise price of $8.00 and $15.00, respectively. As to Mr. Szepelak grants in 2004 and 2003 consisted of non-qualified stock options for a term of ten years. The options are fully vested and have an exercise price of $9.02 and $9.85, respectively.

(3)
See "Employment Agreements" below. Mr. Arneault's employment agreement requires him to defer receipt of all compensation over the amount set forth in Section 162(m) of the Internal Revenue Code.

(4)
Consists of premiums for life insurance pursuant to a qualified plan in accordance with Section 419 of Internal Revenue Code for 2002. In 2004 and 2003 such premiums were treated as compensation. In 2004, 2003 and 2002 as to Mr. Arneault includes $139,289, $125,931 and $144,625, respectively for use of Company owned housing. As to Mr. Blatt in 2004 includes $12,000 for office expense. The incremental cost to the Company of providing perquisites and other personal benefits during the indicated periods did not exceed, as to any Named Executive Officer, the lesser of $50,000 or 10% of the total salary and bonus paid to such executive officer for any such year and, accordingly, is omitted from the table.

OPTION GRANTS IN 2004

        The following table contains information concerning the grant of stock options during fiscal year 2004 to the Company's executive officers named in the Summary Compensation Table.

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
	Number of Securities Underlying Options Granted
		% of Total Options Granted in Fiscal Year
Name			Exercise Price	Expiration Date
					5%	10%
Roger M. Szepelak	25,000	100.00%	9.02	11/1/2014	167317	384,879

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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

        The following table sets forth information regarding the number and value of options held by each of the Company's executive officers named in the Summary Compensation Table as of December 31, 2004.

			Number of Securities Underlying Unexercised Options at Fiscal Year End			Value of Unexercised In-the-Money Options at Year End ($)(1)
Name	Shares Acquired on Exercise	Value Realized($)
			Exercisable	Unexercisable		Exercisable	Unexercisable
Edson R. Arneault	500,000	3,725,000	300,000	—		2,418,000	—
Robert A. Blatt	150,000	1,166,925	150,000	—		1,209,000	—
Roger M. Szepelak	—	—	100,000	—	(2)	271,750	—
John W. Bittner, Jr.	—	—	50,000	—	(3)	64,000	—

(1)
Based on the market price of the Company's Common Stock of $10.56 on December 31, 2004, as reported by Nasdaq.

(2)
Excludes 25,000 options which will be granted by the company during 2005 in accordance with the terms of the employment agreement

(3)
Excludes 25,000 options which will be granted by the company during 2005 in accordance with the terms of an employment agreement.

Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2004 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	732,500	3.8149	255,000
Equity compensation plans not approved by security holders	380,000	8.9092	45,000

Total	1,112,500		300,000

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Under the provisions of Section 16(a) of the Exchange Act, our officers, directors and 10% beneficial stockholders are required to file reports of their transactions in our securities with the Commission. Based solely on a review of the Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company believes that all of its executive officers, directors and greater than 10% beneficial stockholders complied with all filing requirements applicable to them during 2004.

EMPLOYMENT AGREEMENTS

        We have entered into a five-year employment agreement, effective January 1, 2001, with our President and Chief Executive Officer, Edson R. Arneault. The employment agreement replaces an agreement entered into in February 1999 and provides for, among other things, an annual base salary of $750,000 (subject to automatic annual cost of living increases of 5%), semi-annual cash awards and an annual performance bonus tied to EBITDA growth. The Employment Agreement entitles Mr. Arneault, at our expense, to lease living and/or office quarters for himself and the Company in any state or jurisdiction in which the Company is currently doing business or commences substantial business operations. The Company may choose to purchase such living or office quarters. In 2001, the Company purchased living quarters for use by Mr. Arneault. The agreement also provides for the non-exclusive option, until September 1, 2008, for Mr. Arneault to purchase the current residence and property owned by the Company at book value. The employment agreement also provides for a long-term incentive bonus, subject to a cap, payable at the end of the five-year term based upon growth compared to year 2000 in a variety of objective measurements, including earnings per share, the market price of our common stock, EBITDA and gross revenues. Other factors affecting the long-term bonus are acquisitions of other racetracks and parimutuel facilities, acquisitions of gaming venues that generate positive EBITDA in their first full year of operation, and successful legislative initiatives.

        The agreement was amended on December 22, 2004 to provide for a one year extension as President and CEO and two additional years as Chairman. The Compensation during the two additional years as Chairman is based upon 25% of the average of the corresponding amounts paid during the last three years as President and CEO.

        The agreement provides that if Mr. Arneault's period of employment and period as Chairman is terminated by reason of death or physical or mental incapacity, the Company will continue to pay Mr. Arneault or his estate the compensation otherwise payable to the Officer for a period of two years. If Mr. Arneault period of employment and period as Chairman is terminated for a reason other than death or physical or mental incapacity or for cause, the Company will continue to pay Mr. Arneault the compensation that otherwise would have been due him for the remaining period of the amended agreement. If Mr. Arneault's period of employment and period as Chairman is terminated for cause, the Company will have no further obligation to pay Mr. Arneault, other than compensation unpaid at the date of termination.

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

        In October 2004, we entered into an employment agreement with Robert A. Blatt. The agreement is for a term of two years, calls for an annual base salary of $225,000 (subject to automatic annual cost of living increases of 5%) and entitles Mr. Blatt to a cash bonus of up to 50% of the base salary, in the discretion of the Compensation Committee. The employment agreement also entitles Mr. Blatt to participate in our various benefit plans for health insurance, life insurance and the like and reimbursement at the rate of $4,000 per month towards office expense. In the event Mr. Blatt terminates the employment agreement for good reason, as defined, or we terminate the agreement other than for cause, he will be entitled to the compensation otherwise payable to him under the employment agreement. In the event employment is terminated due to death or physical or mental disability Mr. Blatt or his estate would be entitled to the entire compensation otherwise payable to him for the longer of the remaining term of the agreement or eighteen months. In the event Mr. Blatt's employment is terminated in connection with a change in control of the Company, Mr. Blatt would be entitled to a cash severance payment equal to 1.5 times his annual base salary and payment by us of the next two annual premium payments for the insurance policy called for by the deferred compensation plan described below.

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

ITEM 12. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of March 11, 2005, the ownership of the presently issued and outstanding shares of our common stock by persons owning more than 5% of such stock, and the ownership of such stock by our officers and directors, individually and as a group. As of March 11, 2005, there were 28,629,960 shares of common stock outstanding. Unless otherwise indicated, the address for each of the stockholders listed below is c/o MTR Gaming Group, Inc., State Route 2 South, P.O. Box 356, Chester, WV 26034.

Name	Number of Shares	Percentage of Class
Edson R. Arneault(1)	3,827,074	13.23%
Robert A. Blatt(2)	944,225	3.28%
James V. Stanton(3)	81,900	*
Donald J. Duffy(4)	50,000	*
LC Greenwood(5)	0	*
Richard C. Delatore(6)	0	*
Patrick J. Arneault(7)	20,200	*
Rose Mary Williams(8)	76,666	*
John W. Bittner, Jr.(9)	50,000	*
Roger Szepelak(10)	102,500	*
David R. Hughes	0	*
Total officers and directors as a group (11 persons)	5,152,565	17.84%

*
Indicates less than one percent.

(1)
Includes 3,308,532 shares and options to acquire beneficial ownership of 300,000 shares within 60 days held by Mr. Arneault. Also includes 199,333 shares held by a corporation of which Mr. Arneault is the sole shareholder and 19,209 shares held by a partnership of which Mr. Arneault is a general partner.

(2)
Includes 791,225 shares held by Mr. Blatt, 3,000 shares held by Mr. Blatt's wife, and options to acquire beneficial ownership of 150,000 shares exercisable within 60 days held by Mr. Blatt. Mr. Blatt's mailing address is c/o The CRC Group, Larchmont Plaza, 1890 Palmer Avenue, Suite 303, Larchmont, NY 10538.

(3)
Includes 56,900 shares held by Mr. Stanton and options to acquire beneficial ownership of 25,000 shares exercisable within 60 days held by Mr. Stanton. Mr. Stanton's mailing address is 815 Connecticut Avenue, NW, Suite 620, Washington, DC 20006.

(4)
Mr. Duffy's business mailing address is c/o Integrated Corporate Relations, 24 Post Road, Westport, CT 06880. Includes no shares and includes options to acquire beneficial ownership of 50,000 shares exercisable within 60 days held by Mr. Duffy.

(5)
Mr. Greenwood's business mailing address c/o Greenwood McDonald Supply Company, Inc., 313 West Main Street Carnegie, PA 15106.

(6)
Mr. Delatore's mailing address is c/o the Company at State Route 2 South, P.O. Box 356, Chester, West Virginia 26034.

(7)
Includes 200 shares held by Mr. Arneault's minor children and options to acquire ownership of 20,000 shares within 60 days held by Mr. Arneault (10,000 of which will vest on May 13, 2005).

(8)
Includes no shares and includes options to acquire beneficial ownership of 68,333 shares within 60 days held by Ms. Williams (8,333 of which will vest on May 13, 2005).

(9)
Includes no shares and includes options to acquire beneficial ownership of 50,000 shares within 60 days held by Mr. Bittner.

(10)
Includes 2,500 shares and options to acquire beneficial ownership of 100,000 shares exercisable within 60 days by Mr. Szepelak. Mr. Szepelak's mailing address is 3227 Civic Center Drive, North Las Vegas, Nevada 89030.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Mr. Patrick J. Arneault serves as Vice President of Development of Mountaineer. During the year ended December 31, 2004, Mr. Arneault's total compensation was $241,928. Patrick J. Arneault is the brother of Edson R. Arneault, our president, chairman and chief executive officer. Mr. Arneault has worked for Mountaineer since February 2000.

        Ms. Aimee Zildjian serves as director of development for Presque Isle Downs. During the year ended December 31, 2004, Ms. Zildjian's total compensation was $88,212. Ms. Zildjian is the daughter of Edson R. Arneault, our president, chairman and chief executive officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table summarizes principal accounting fees and services.

	2004	2003
Audit Fees:
Annual Audit of the Financial Statements (including expenses)	$396,120	$310,383
Audit of internal control over financial reporting	366,465	—
Other Audit-Specific Matters	54,750	92,179

Total Audit Fees	$817,335	$402,562
Tax Services:
Tax Compliance	$29,832	$32,723
Other Tax Services	45,944	172,507

Total Tax Fees	$75,776	$205,230
All Other Services:
Benefit Plan Research-Scioto Downs, Inc.	$—	$21,199

PART IV

ITEM 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

(a)
Financial Statements (Included in Part II of this Report):

(b)
Financial Statements Schedules (Included in Part IV of this Report):

        Schedule II—Valuation Allowances of the years ended December 31, 2004, 2003, and 2002.

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(c)
Exhibits:

EXHIBIT NO.	ITEM TITLE
3.1	Restated Certificate of Incorporation for Winner's Entertainment, Inc. dated August, 17, 1993 (incorporated by reference to our Form 10-K for the fiscal year ended December 31, 1993).
3.2	Amended By Laws (incorporated by reference to our report on Form 8-K filed February 20, 1998).
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Winner's Entertainment, Inc. dated October 10, 1996 (incorporated by reference to our report on Form 8-K filed November 1, 1996).
4.1	Excerpt from Common Stock Certificates (incorporated by reference to our report on Form 10-K filed March 30, 2001).
4.2	Indenture dated March 25, 2003 entered into by the Company, the Guarantors (as defined in the Indenture) and Wells Fargo Bank Minnesota, National Association, as Trustee [exhibits and annexes omitted] (incorporated by reference to our report on Form 10-K filed March 31, 2003).
4.3	Supplemental Indenture dated as of July 31, 2003 by and between Scioto Downs, Inc., as Additional Guarantor, and Wells Fargo Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 4.3 of the Company's registration statement on Form S-4 (Amendment No. 1), filed August 6, 2003 (Registration No. 333-105528))

4.4	Supplemental Indenture dated as of April 23, 2004, by and between Speakeasy Gaming of Fremont, Inc., as Additional Guarantor, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2004)
10.1	Third Amended and Restated Credit Agreement dated March 28, 2003 among the Company, Mountaineer Park, Inc., Presque Isle Downs, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc. and Racing Acquisition, Inc., as Borrowers, and Wells Fargo Bank, N.A., National Bank of Pennsylvania, and Branch Banking and Trust Company, as Lenders (incorporated by reference to our Form 10-Q filed May 15, 2003).
10.2	Revolving Credit Note dated March 28, 2003 in the amount of $50,000,000 made in favor of Wells Fargo Bank, N.A., as Agent Bank (incorporated by reference to our Form 10-Q filed May 15, 2003).
10.3	Security Agreement dated March 28, 2003 entered by the Company in favor of Wells Fargo Bank., N.A. as Agent Bank (incorporated by reference to our Form 10-Q filed May 15, 2003).
10.4	Credit Line Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents dated March 28, 2003 made by Mountaineer Park, Inc. in favor of Wells Fargo Bank as Agent Bank (incorporated by reference to our Form 10-Q filed May 15, 2003).
10.5	Second Amendment to Third Amended and Restated Credit Agreement, entered as of November 12, 2003, by and between the Company and certain of its subsidiaries, as Borrowers, and Wells Fargo Bank, National Association, as Agent Bank (incorporated by reference to our Form 10-Q filed November 14, 2003).
10.6	Supplement to Schedule No. 02248-007 to Master Lease (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2002).
10.7	Schedule No. 02248-008 to Master Lease (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2002).
10.8	Supplement to Schedule No. 02248-008 to Master Lease (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2002).
10.9	MTR Gaming Group, Inc. 2002 Employee Stock Incentive Plan (incorporated by reference to the Company's report on Form 10-Q for the quarter ended September 30, 2002).
10.10	Promissory Note made by MTR Gaming Group, Inc. in favor of Wells Fargo Equipment Finance, Inc. in connection with the purchase by the Company of an airplane (incorporated by reference to our Form 10-K filed March 31, 2003).
10.11	Employment Agreement dated September 28, 2001 between the Company and Edson R. Arneault (incorporated by reference to the Company's report on Form 10-Q for the quarter ended September 30, 2001).
10.12	Employment Agreement dated October 15, 2003 between the Company and Roger M. Szepelak (incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 2003).
10.13	Agreement dated January 7, 2004 between Mountaineer Park, Inc. and Racetrack Employees Union Local No. 101 [schedules omitted] (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2004).

10.14	Agreement dated January 10, 2004 between Mountaineer Park, Inc. and Mountaineer Park Horsemen's Benevolent and Protective Association, Inc. (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2004).
10.15	Purchase and Sale Agreement entered as of February 9, 2004 by and among HHLV MANAGEMENT COMPANY, LLC, a Nevada limited liability company ("Seller"), SPEAKEASY GAMING OF FREMONT, INC., a Nevada corporation ("Buyer") and MTR GAMING GROUP, INC., a Delaware corporation ("Guarantor") [exhibits and schedules omitted] (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2004).
10.16	Joint Operating License Agreement between Speakeasy Gaming of Fremont, Inc. and HHLV Management Company, LLC [exhibits omitted] (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2004).
10.17	First Amendment to Joint Operating License Agreement, made March 10, 2004, between Speakeasy Gaming of Fremont, Inc. and HHLV Management Company, LLC (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2004).
10.18	Ground Lease dated as of the Effective Date (as defined in such lease) by and between The Doris E. Hamilton Family Limited Partnership, Darlene J. Staufer, Trustee of the Mable I. Elwell Inter Vivos Trust; Sharon Griffin, Thomas W. Church; Terry Rand McMelroy, Trustee of the Terry McMelroy Trust, and Speakeasy Gaming of Fremont, Inc. ("SGFI") (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2004).
10.19	Ground Lease dated as of March 10, 2004, by and between the Linda Jeanine Isola Present Interest Trust and/or assignees) and SGFI (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2004).
10.20	Assignment and Assumption of Lease (Arlington) dated March 11, 2004 by and between the Horseshoe Club Operating Company and SGFI (filed herewith).
10.21	Assignment and Assumption of Lease (Hines/Rittenhouse) dated March 11, 2004 by and between the Horseshoe Club Operating Company and SGFI (filed herewith).
10.22	Assignment and Assumption of Lease (Voulthard/Silvagni) dated March 11, 2004 by and between Horseshoe Club Operating Company and SGFI (filed herewith).
10.23	Assignment and Assumption of Lease (Horseshoe Garage) dated March 11, 2004 by and between Horseshoe Club Operating Company and SGFI (filed herewith).
10.24	Purchase Agreement dated as of May 6, 2004 by and among MTR-Harness Inc., Southwest Casino and Hotel Corp., and North Metro Harness Initiative, LLC (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2004)
10.25	Member Control Agreement of North Metro Harness Initiative, LLC dated as of June 8, 2004 by and among Southwest Casino and Hotel Corp., MTR-Harness, LLC, and MTR Gaming Group, Inc. (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2004).

10.26	Fourth Amendment, dated as of June 4, 2004, to Third Amended and Restated Credit Agreement dated as of March 28, 2003, as amended, by and among MTR Gaming Group, Inc., Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc., Presque Isle Downs, Inc. Scioto Downs, Inc., and Speakeasy Gaming of Fremont, Inc., as Borrowers, and Wells Fargo Bank, National 'Association, as Agent Bank (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2004).
10.27	Security Agreement and Pledge of Stock dated as of June 29, 2004 by and between MTR Gaming Group, Inc. as Debtor and Wells Fargo Bank, National Association, as Agent Bank and Secured Party (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2004).
10.28	Fifth Amendment, dated as of September 24, 2004, to Third Amended and Restated Credit Agreement dated as of March 28, 2003, as amended, by and among MTR Gaming Group, Inc., Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., and Speakeasy Gaming of Fremont, Inc., as Borrowers, and Wells Fargo Bank, National Association, as Agent Bank (incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2004).
10.29	Six Amendment, dated as of September 29, 2004 to Third Amended and Restated Credit Agreement dated as of March 28, 2003, as amended, by and among MTR Gaming Group, Inc. Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, inc., Speakeasy Gaming of Reno, Inc. Presque Isle Downs, Inc., Scioto Downs, Inc., and Speakeasy Gaming of Fremont, Inc., as Borrowers, and Wells Fargo Bank, National Association, as Agent Bank (incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2004).
10.30	First Amendment to Employment Agreement dated December 22, 2004 between the Company and Edson R. Arneault (incorporated by reference to the Company's report on Form 8-K filed December 27, 2004).
10.31	Employment Agreement by and between the Company and Robert A. Blatt (incorporated by reference to the Company's report on Form 8-K filed December 27, 2004).
10.32	2004 Stock Incentive Plan (Incorporated by reference to the Company's Proxy Statement filed June 18, 2004).
14.1	Code of Ethics and Business Conduct of the Company (incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 2003).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Certification of Edson R. Arneault pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Edson R. Arneault in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of John W. Bittner, Jr. in accordance with 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MTR GAMING GROUP, INC.
By:	/s/ EDSON R. ARNEAULT Edson R. Arneault Chairman, President, and Chief Executive Officer

Date: March 16, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Capacity

/s/ EDSON R. ARNEAULT Edson R. Arneault	Chairman, President And Chief Executive Officer	March 16, 2005
/s/ ROBERT A. BLATT Robert A. Blatt	Director	March 16, 2005
/s/ JAMES V. STANTON James V. Stanton	Director	March 16, 2005
/s/ DONALD J. DUFFY Donald J. Duffy	Director	March 16, 2005
/s/ LC GREENWOOD LC Greenwood	Director	March 16, 2005
/s/ RICHARD DELATORE Richard Delatore	Director	March 16, 2005
/s/ JOHN W. BITTNER, JR. John W. Bittner, Jr.	Chief Financial Officer	March 16, 2005

MTR GAMING GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B Balance at Beginning of Period	Column C Additions(1)	Column D Deductions(2)	Column E Balance at End of Period
Year ended December 31, 2004:
Allowance for doubtful accounts receivable	$152,000	$175,000	$236,000	$91,000
	$152,000	$175,000	$236,000	$91,000
Year ended December 31, 2003:
Allowance for doubtful accounts receivable	$98,000	$204,000	$150,000	$152,000
	$98,000	$204,000	$150,000	$152,000
Year ended December 31, 2002:
Allowance for doubtful accounts receivable	$60,000	$253,000	$215,000	$98,000
	$60,000	$253,000	$215,000	$98,000

(1)
Amounts charged to costs and expenses.

(2)
Uncollectible accounts written off, net of recoveries.

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
MTR Gaming Group, Inc.

        We have audited the accompanying consolidated balance sheets of MTR Gaming Group, Inc. and its Subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MTR Gaming Group, Inc. and its subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
March 14, 2005

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,443,000	$26,796,000
Restricted cash	604,000	820,000
Accounts receivable, net	4,417,000	6,957,000
West Virginia State Lottery Commission receivable	—	859,000
Inventories	2,877,000	2,664,000
Deferred financing costs	1,469,000	1,412,000
Prepaid taxes	505,000	3,071,000
Deferred income taxes	962,000	1,176,000
Other current assets	2,262,000	2,745,000

Total current assets	35,539,000	46,500,000
Property and equipment, net	222,542,000	199,806,000
Goodwill	1,492,000	1,492,000
Other intangibles	14,285,000	13,789,000
Note receivable	2,172,000	2,215,000
Deferred income taxes	3,851,000	2,256,000
Deferred financing costs, net of current portion	4,775,000	6,052,000
Deposits and other	15,371,000	8,431,000

Total assets	$300,027,000	$280,541,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,966,000	$4,591,000
West Virginia State Lottery Commission payable	677,000	—
Accrued payroll and payroll taxes	2,308,000	2,340,000
Accrued interest	3,244,000	3,296,000
Other accrued liabilities	6,258,000	6,136,000
Current portion of capital leases	1,792,000	5,125,000
Current portion of long-term and other debt	383,000	975,000

Total current liabilities	17,628,000	22,463,000
Long-term and other debt, less current portion	133,133,000	133,295,000
Capital lease obligations, less current portion	4,000	1,799,000
Deferred leasehold obligation	5,177,000	—
Long-term deferred compensation	5,710,000	3,127,000
Deferred income taxes	15,121,000	14,216,000

Total liabilities	176,773,000	174,900,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:	—	—
Common stock, $.00001 par value; 50,000,000 shares authorized; 28,588,701 and 27,905,376 shares issued and outstanding at December 31, 2004 and 2003, respectively	—	—
Paid-in capital	61,892,000	58,469,000
Retained earnings	61,362,000	47,172,000

Total shareholders' equity	123,254,000	105,641,000

Total liabilities and shareholders' equity	$300,027,000	$280,541,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
REVENUES:
Gaming	$266,382,000	$251,220,000	$231,682,000
Parimutuel commissions	13,550,000	11,341,000	8,657,000
Lodging, food and beverage	24,503,000	22,767,000	19,387,000
Other	10,787,000	8,278,000	6,570,000

Total revenues	315,222,000	293,606,000	266,296,000
Less promotional allowances	(4,618,000)	(4,999,000)	(5,416,000)

Net Revenues	310,604,000	288,607,000	260,880,000
COSTS OF REVENUES:
Cost of gaming	160,207,000	153,183,000	140,704,000
Cost of pari-mutuel commissions	10,008,000	8,363,000	7,359,000
Cost of lodging, food and beverage	17,961,000	17,484,000	16,470,000
Cost of other	8,512,000	7,745,000	8,597,000

Total costs of revenues	196,688,000	186,775,000	173,130,000

Gross profit	113,916,000	101,832,000	87,750,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Marketing and promotions	9,791,000	7,381,000	8,837,000
General and administrative	46,331,000	40,629,000	32,785,000
Depreciation and amortization	21,192,000	18,692,000	14,294,000

Total selling, general and administrative expenses	77,314,000	66,702,000	55,916,000

Operating income	36,602,000	35,130,000	31,834,000
Equity in loss of unconsolidated joint venture	(108,000)	—	—
(Loss)gain on disposal of property	(386,000)	432,000	—
Interest income	213,000	307,000	166,000
Interest expense	(13,599,000)	(11,896,000)	(4,376,000)

Income from operations before income taxes	22,722,000	23,973,000	27,624,000
Provision for income taxes	(8,267,000)	(8,833,000)	(9,706,000)

NET INCOME	$14,455,000	$15,140,000	$17,918,000

NET INCOME PER SHARE—BASIC	$0.51	$0.54	$0.66

NET INCOME PER SHARE—ASSUMING DILUTION	$0.50	$0.53	$0.62

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	28,449,152	27,813,232	27,060,268
Diluted	28,941,184	28,774,704	28,782,557

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Shares of Common Stock Subscribed
				Additional Paid-In Capital	Receivable from Exercise of Stock Options	Retained Earnings
	Shares	Amount					Total
Balances, December 31, 2001	26,780,508	—	30,312	$49,259,000	$(4,065,000)	$21,874,000	$67,068,000
Shares issued from exercise of stock options, including related tax benefits	804,500	—	—	4,660,000	—	—	4,660,000
Repayment of shareholder receivables	—	—	—	—	4,065,000	—	4,065,000
Purchase of common stock	(385,471)	—	—	(683,000)	—	(2,539,000)	(3,222,000)
Reclass of shares subscribed	30,312	—	(30,312)	—	—	—	—
Net income	—	—	—	—	—	17,918,000	17,918,000

Balances, December 31, 2002	27,229,849	—	—	53,236,000	—	37,253,000	90,489,000
Shares issued from exercise of stock options, including related tax benefits	1,230,227	—	—	5,867,000	—	(2,025,000)	3,842,000
Purchase of common stock	(554,700)	—	—	(634,000)	—	(3,196,000)	(3,830,000)
Net income	—	—	—	—	—	15,140,000	15,140,000

Balances, December 31, 2003	27,905,376	—	—	58,469,000	—	47,172,000	105,641,000
Shares issued from exercise of stock options, including related tax benefits	683,325	—	—	3,423,000	—	(265,000)	3,158,000
Net income	—	—	—	—	—	14,455,000	14,455,000

Balances, December 31, 2004	28,588,701	—	—	$61,892,000	$—	$61,362,000	$123,254,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$14,455,000	$15,140,000	$17,918,000
Adjustments to reconcile net income to net cash provided by net operating activities:
Depreciation and amortization	21,192,000	18,692,000	14,294,000
Amortization of deferred leasehold obligation	(73,000)	—	—
(Gain)/loss on disposal	386,000	(432,000)	—
Equity in loss of unconsolidated joint venture	108,000	—	—
Net change in allowance for doubtful accounts	(61,000)	54,000	38,000
Tax benefit from exercise of stock options	1,812,000	2,320,000	2,170,000
Deferred income taxes	929,000	4,340,000	3,608,000
Increase in deferred compensation	2,583,000	2,212,000	646,000
Change in operating assets and liabilities — operating activities:
Prepaid taxes	1,347,000	1,294,000	(3,142,000)
Other current assets	4,423,000	(4,423,000)	(2,926,000)
Accounts payable	(1,625,000)	(668,000)	1,117,000
Accrued liabilities	1,093,000	(723,000)	1,807,000

Net cash provided by operating activities	46,569,000	37,806,000	35,530,000
Cash flows from investing activities:
Restricted cash	216,000	532,000	(136,000)
Purchase of Scioto Downs (net of cash acquired of $1,345,000)	—	(18,390,000)	—
Purchase of Binion's Horseshoe Hotel and Casino	(22,458,000)	—	—
Deposits and other assets	(7,266,000)	(5,877,000)	(4,571,000)
Proceeds from sale of property	130,000	1,536,000	673,000
Capital expenditures	(16,544,000)	(24,342,000)	(46,406,000)

Net cash used in investing activities	(45,922,000)	(46,541,000)	(50,440,000)
Cash flows from financing activities:
Payments on long-term debt	(975,000)	(93,462,000)	—
Proceeds from the issuance of long-term debt	—	128,448,000	23,378,000
Payments on short-term notes and other debt	—	—	(932,000)
Principal payments on capital leases	(5,128,000)	(6,553,000)	(6,665,000)
Finance cost paid	(243,000)	(6,379,000)	(720,000)
Purchase and retirement of treasury stock	—	(3,830,000)	(3,222,000)
Proceeds from issuance of common stock through exercise of stock options, warrants, and repayment of shareholder notes	1,346,000	2,909,000	6,555,000

Net cash (used) provided by financing activities	(5,000,000)	21,133,000	18,394,000

Net (decrease) increase in cash and cash equivalents	(4,353,000)	12,398,000	3,484,000
Cash and cash equivalents, beginning of year	26,796,000	14,398,000	10,914,000

Cash and cash equivalents, end of year	$22,443,000	$26,796,000	$14,398,000

Cash paid during the year for:
Interest	$13,651,000	$8,844,000	$4,786,000
Income taxes	$6,200,000	$3,587,000	$7,400,000

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

        The Company also operates through a wholly owned subsidiary, the Ramada Inn and Speedway Casino, in North Las Vegas Nevada. During 2002, the Company also operated through a wholly owned subsidiary a hotel in Reno, Nevada (Speakeasy Reno), which it sold in 2003.

        As discussed in Note 4, in 2003, the Company acquired Scioto Downs, Inc. (Scioto Downs) which owns and operates a harness horse racing facility with parimutuel wagering in Columbus, Ohio.

        As discussed in Note 4, the Company, through its newly formed subsidiary Speakeasy Gaming of Fremont, Inc., acquired Binion's Horseshoe Hotel and Casino (Binion's) in downtown Las Vegas and entered into a Joint Operating Agreement with an affiliate of Harrah's Entertainment, Inc. (Harrah's). The Joint Operating Agreement terminated on March 10, 2005 and the Company has assumed operations of the property and renamed it Binion's Gambling Hall and Hotel.

        In June 2004, the Company acquired a 50% interest in North Metro Harness Initiative, LLC (North Metro) as discussed in Note 4. North Metro has obtained a license to build a harness race track and card room in Minnesota.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of MTR Gaming Group, Inc. (MTR), Mountaineer Park, Inc. (Mountaineer Park), Speakeasy Gaming of Las Vegas, Inc. (Speakeasy-Las Vegas), Speakeasy Gaming of Reno, Inc. (Speakeasy-Reno), Presque Isle Downs, Inc. (Presque Isle), Scioto Downs, Inc., and Binion's Gambling Hall and Hotel (collectively, the Company). All significant intercompany transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

        Financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and long-term and other debt. In addition, at December 31, 2002, the Company maintained an interest rate cap agreement. This agreement expired on December 31, 2003. With the exception of the 9.75% senior unsecured notes, the fair value of financial instruments approximated their carrying values at December 31, 2004 and 2003. The fair value of the 9.75% senior unsecured notes was determined based upon market quotes. The fair value of the 9.75% senior unsecured notes at December 31, 2004 was $143 million.

Cash and Cash Equivalents and Restricted Cash

        The Company considers highly liquid investments with a remaining maturity of 90 days or less from the purchase date to be cash equivalents.

        Restricted cash includes unredeemed winning tickets from its racing operations, funds related to horsemen's fines and certain simulcasting funds that are restricted to payments for improving horsemen's facilities and increasing racing purses at Scioto Downs, and short-term certificates of deposit that serve as collateral for certain bonding requirements.

Allowance for Doubtful Accounts

        The Company maintains trade accounts receivable principally related to parimutuel commissions, simulcast fees, and convention center revenues. An allowance for doubtful accounts is recorded to reflect the anticipated realization of the Company's receivables and includes assessment of the probability of collection and the credit-worthiness of simulcast racetracks and convention center customers. Reserves for uncollectible accounts are recorded in the Company's consolidated statements of operations as a component of the applicable cost of revenues. The provision is assessed for adequacy through specific reviews of customer balances and credit risk. Accounts are identified as delinquent, if payment is not received in accordance with the terms of the simulcast arrangement or customer sales agreement. Accounts are charged against the allowance at such time when a reasonable probability of collection no longer remains. The Company maintained allowances for doubtful accounts of $91,000 and $152,000 at December 31, 2004 and 2003, respectively.

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

        As discussed in Note 6, the terms of certain of the Company's financing arrangements required the Company to enter into an interest rate cap agreement, which expired on December 31, 2003, to manage interest rate risk and to lower its cost of borrowing. The Company did not apply cash flow hedge accounting to this instrument. Although this derivative was not afforded cash flow hedge accounting, the Company retained the instrument as protection against the interest rate risk associated with its long-term borrowings.

Licensing Costs

        The costs associated with obtaining definite-lived gaming and racing licenses are deferred and amortized over the license period. Indefinite-lived licensing costs are reviewed for impairment in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142).

Deferred Financing Costs

        Deferred financing costs are amortized over the terms of the related debt and are reflected as amortization expense in the accompanying consolidated statements of operations. During 2004, the Company capitalized financing costs totaling $243,000 and in 2003, $6,379,000 was incurred in conjunction with the consummation of the private sale of $130 million of 9.75% senior unsecured notes and the execution of the Third Amended and Restated Credit Agreement dated March 28, 2003. Amortization expense amounted to $1,463,000, $1,271,000, and $802,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

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

        Interest is capitalized to construction in progress based on the product resulting from applying the Company's cost of borrowing rate to qualifying assets. There was no interest capitalized during 2004 and 2003. Interest capitalized in 2002 was $465,000.

Goodwill and Other Intangible Assets

        Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets (tangible and intangible) acquired. Goodwill and other indefinite lived intangibles were required to be evaluated for impairment at the beginning of 2002 and on an annual basis going forward according to SFAS No. 142. The standard requires a two-step process be performed to analyze whether or not goodwill and other indefinite live intangible assets have been impaired. Step one requires that the fair value be compared to book value. If the fair value is higher than the book value, no impairment is indicated and there is no need to perform the second step of the process. If the fair value is lower than the book value, step two must be evaluated. Step two requires that a hypothetical purchase price allocation analysis be done to reflect a current book value of goodwill. This current value is then compared to the carrying value of goodwill. If the current fair value is lower than the carrying value, an impairment must be recorded. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment.

        In accordance with the requirements of SFAS No. 142, the Company tested its goodwill, totaling approximately $1.5 million for impairment as of January 1, 2002 and in the fourth quarters of 2004, 2003 and 2002. The fair value of the Company's goodwill was estimated using discounted cash flow methodologies and market comparable information. As a result of the impairment tests, the Company determined that no impairment was present and correspondingly that no impairment adjustment was required.

Self-Insurance

        Effective October 2002, the Company became self-insured for employee health coverage. Self-insurance reserves are estimated based upon the Company's claim experience and is included in other accrued liabilities on the consolidated balance sheet. The Company also maintains stop loss insurance coverage.

Revenue Recognition

        Revenues from video lottery represent the net win earned on video slot, poker, keno or blackjack wagers. Net win is the difference between wagers placed and winning payouts to patrons, and is recorded at the time wagers are made. As discussed in Note 12, the West Virginia Lottery Statute governs the distribution of net win at Mountaineer Park. Mountaineer Park receives 47% of the net win until such time as an annual, predetermined fixed net win threshold based upon West Virginia's fiscal year of July 1-June 30 is achieved. At that time an additional 10% surcharge is deducted and the net win percentage to be received by the Company is reduced to 42%. This reduction in the net win percentage (or, alternatively, the increase in the payments to the State of West Virginia) is reflected by the Company as a cost of gaming during the period in which the net win exceeds the predetermined threshold.

        The Company recognizes revenues from parimutuel commissions earned from thoroughbred and harness racing, and importing of simulcast signals from other race tracks at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by the Racing Commissions of West Virginia and Ohio (the Racing Commission). Such revenues are shown net of the taxes assessed by state and local agencies, as well as purses and contract amounts paid to the Horsemen's Benevolent Protection Association (the HBPA), the exclusive authorized bargaining representative for all thoroughbred horse owners who participate in live races at Mountaineer Park and the Ohio Harness Horsemen's Association, the exclusive authorized bargaining representative for all harness horse owners who participate in live races at Scioto Downs. The Company recognizes revenues from fees earned through the exporting of simulcast signals to other race tracks at the time wagers are made. Such fees are based upon a predetermined percentage of handle as contracted with the other race tracks.

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

Promotional Allowances and Complimentaries

        The Company offers certain promotional allowances to its customers, including complimentary lodging and food and video lottery terminal (VLT) vouchers. The retail value of these promotional items is shown as a deduction from total revenues on the Company's consolidated statements of operations.

        Total revenues does not include the retail amount of food and beverage provided gratuitously to customers, which was $2,201,000, $2,354,000 and $2,971,000 in 2004, 2003 and 2002, respectively.

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

Stock-Based Compensation

        The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations in accounting for stock options and awards. Accordingly, no compensation cost for fixed stock options is included in net income since all awards were made at the fair value on the date of grant. Compensation expense for restricted share awards is ratably recognized over the vesting period, based on the fair value of the stock on the date of grant. No restricted share awards were granted during the three-year period ended December 31, 2004.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (prior to the implementation of SFAS

No. 123(R)) to employee stock-based awards. Refer to Note 10 for more information regarding stock based compensation.

	Year ended December 31
	2004	2003	2002
	(dollars in thousands, except per share amounts)
Net income, as reported	$14,455	$15,140	$17,918
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—	—
Deduct: Total stock-based employee compensation determined under fair value method for all awards, net of tax	341	656	174

Pro forma net income	$14,114	$14,484	$17,744

Earnings per share:
Basic, as reported	$0.51	$0.54	$0.66
Basic, pro forma	$0.50	$0.52	$0.66
Diluted, as reported	$0.50	$0.53	$0.62
Diluted, pro forma	$0.49	$0.50	$0.61

Advertising

        Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2004, 2003 and 2002 was $7,381,000, $9,791,000 and $8,837,000, respectively, net of advertising grants received from the State of West Virginia of $121,000, $1,743,000 and $1,470,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

	Year ended December 31
	2004	2003	2002
Net income available to common shareholders	$14,455,000	$15,140,000	$17,918,000
Denominator:
Weighted average shares outstanding	28,449,152	27,813,232	27,060,268
Effect of dilutive securities—warrants and options	492,032	961,472	1,722,289

Diluted shares outstanding	28,941,184	28,774,704	28,782,557

Basic net income per common share	$0.51	$0.54	$0.66

Diluted net income per common share	$0.50	$0.53	$0.62

        The dilutive EPS calculations do not include 10,000, 25,000 and 3,000 of potential dilutive securities for the years ended December 31, 2004, 2003 and 2002, respectively, because they were antidilutive.

Reclassifications

        Certain reclassifications have been made to the prior year's consolidated financial statement presentation to conform to the current presentation. These reclassifications did not affect the Company's net income or cash flows.

Recently Issued Accounting Standards

        On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

        Statement 123(R) must be adopted no later than July 1, 2005 [assumes a calendar quarter company—other companies must adopt in the first interim or annual period beginning after June 15, 2005, irrespective of the entity's fiscal year]. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on July 1, 2005.

        Statement 123(R) permits public companies to adopt its requirements using one of two methods:

  1.
  A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

  2.
  A "modified retrospective" which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

        As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of the standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in the Stock Based Compensation section of this Note preceding. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1,812,000, $2,320,000 and $2,170,000, respectively.

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

        Scioto Downs' live racing operations are limited by the race dates assigned to it by the Ohio State Racing Commission. In Ohio, each permit holder may be granted live racing days within a specified time period. The 2004 live racing season at Scioto Downs commenced in May and ended in September. Due to the seasonal nature of the business, during the period when live racing is not being held, Scioto Downs' revenues are generally limited to simulcasting, which is conducted year round.

        In the Las Vegas market, business levels are generally weaker from Thanksgiving through the middle of January (except during the week between Christmas and New Years) and throughout the summer, and generally stronger from mid-January through Easter and from mid-September through Thanksgiving. The Company's results at Speakeasy-Las Vegas and effective in March 2005 Binion's may also be affected by inclement weather. It is unlikely that the Company will be able to obtain business interruption coverage for casualties resulting from severe weather, and there can be no assurance that the Company will be able to obtain casualty insurance coverage at affordable rates for casualties resulting from severe weather.

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

        Pursuant to the Lottery Act, West Virginia horse racetracks licensed prior to January 1, 1994 and which conduct a minimum number of days of live racing, may apply for an annual license to operate video slots at its racetrack. The Lottery Act likewise requires that the operator of Mountaineer Park be subject to a written agreement with the horse owners, breeders and trainers who race horses at that facility in order to conduct video slot operations. The Company is party to the requisite agreement with the HBPA, which expires on December 31, 2006. The Lottery Act also requires that the operator of Mountaineer Park be subject to a written agreement with the parimutuel clerks in order to operate video slots. The Company is party to the requisite agreement with its parimutuel clerks which expires on November 30, 2008. The union has indicated it would like to confirm on an annual basis that the agreement relates to the proceeds of the slot machines. The absence of an agreement with the HBPA or the parimutuel clerks at Mountaineer Park, or the termination or nonrenewal of such agreements, would have a material adverse effect on the Company's business, financial condition and results of operations. The Lottery Commission has broad powers to approve and monitor all operations of the video lottery terminals, the specification of the terminals and the interface between the terminals and the West Virginia Central Lottery System. In addition, the Lottery Commission licenses all persons who control the licensed entity or are key personnel of the video lottery operation to ensure their integrity and absence of any criminal involvement.

        Pursuant to both the Racing Commission's and Lottery Commission's regulatory authority, the Company may be investigated by either body at virtually any time. Accordingly, the Company must comply with all gaming laws at all times. Should either body consider the Company to be in violation of any of the applicable laws or regulations, each has the plenary authority to suspend or rescind the Company's licenses. While the Company has no knowledge of any material noncompliance, and believes that it is in compliance with all relevant regulations, should the Company fail to comply, its business would be materially adversely affected.

Ohio Racing Regulation

        Scioto Downs conducts its operations pursuant to a permit issued annually by the Ohio State Racing Commission. All racing conducted by Scioto Downs is conducted in accordance with applicable Ohio statutes and the rules and regulations of the Ohio State Racing Commission. The Ohio State Racing Commission regulates and controls the forms of wager that are permitted at the racetrack, the number of races permitted during a racing program and the days and time that live racing will be permitted. The Commission also approves full-card simulcasting schedules. The Ohio State Racing Commission must license all persons who work at the racetrack. The Ohio State Racing Commission must license all owners, trainers, drivers, and other persons involved in the racing program. The Company has received all necessary approvals to conduct its current operations at Scioto Downs; however, such approvals are subject to renewal and approval annually. The failure to receive or retain approvals or renewals of approvals, or a delay in receiving such approvals and renewals, could cause the reduction or suspension of racing and parimutuel wagering at Scioto Downs and could have a material adverse effect upon the Company's business, financial condition and results of operations.

Nevada Gaming Regulation

        During October 2003, the Company was registered as a publicly traded holding company by the Nevada Gaming Commission (the "Nevada Commission") without limitations. In addition, the Company and Mountaineer Park, Inc. were approved by the Nevada Commission to participate in parimutuel to share in the revenues from the conduct of off-track parimutuel race wagering in Nevada. Speakeasy Gaming of Las Vegas, Inc. obtained a nonrestricted gaming license to conduct gaming operations at the Company's property in North Las Vegas without limitations. Likewise, the individuals who applied for required licenses and /or findings of suitability were approved. The approvals granted by the Nevada Commission were conditioned upon an additional employee applying for a finding of suitability. Such application has been filed and is pending review. Binion's also received a nonrestricted gaming license in March 2004 following the closing of the Company's acquisition of Binion's.

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

        In order to operate nonrestricted gaming in Nevada, Speakeasy-Las Vegas and Binion's are required to be licensed as an operator of a casino by the Nevada Gaming Authorities. A gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation (Registered Corporation) and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, Speakeasy-Las Vegas or Binion's without first obtaining licenses and approvals from the Nevada Gaming Authorities.

        The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company Speakeasy-Las Vegas or Binion's in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee.

        If the Nevada Gaming Authorities were to determine that Speakeasy-Las Vegas or Binion's had violated the Nevada Gaming Control Act or the regulations promulgated thereunder (collectively, the Nevada Act), the gaming licenses could be limited, conditioned, suspended, or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, Speakeasy-Las Vegas, Binion's, the Company, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission.

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

Pennsylvania Racing Regulation

        In September 2002, the Company's wholly owned subsidiary, Presque Isle Downs, Inc., was granted a license by the Pennsylvania State Horse Racing Commission to conduct thoroughbred horse racing and parimutuel wagering in Erie, PA. The Company plans to build a state-of-the-art horse racing facility that will also offer concerts, entertainment, and fine and casual dining (See Note 7). The State Horse Racing Commission has the power to supervise all thoroughbred horserace meetings at which parimutuel wagering is conducted.

Pennsylvania Gaming Regulations

        In July 2004, Pennsylvania passed legislation that would permit gaming (slot machines) at racetracks (including the Company's Presque Isle Downs location) and certain other designated locations and venues. The Pennsylvania Gaming Control Board is currently developing the necessary regulations.

Minnesota Racing Regulation

        In December 2003, North Metro Harness Initiative, LLC and Southwest Casino and Hotel Corp. filed applications for Class A and Class B licenses, respectively, to develop and operate a harness racing track and card club in Anoka County, Minnesota, after which time the Company acquired a 50% equity interest in North Metro Harness. The Class B license application was subsequently amended to reflect the Company's participation and, on January 19, 2005, the Minnesota Racing Commission voted to grant Class A and Class B licenses to North Metro. The Class A License is effective until revoked or suspended by the Racing Commission, or relinquished by the licensee. The Class B License is renewable each year by the Racing Commission after a public hearing (if required by the Racing Commission).

        Minnesota established the Minnesota Racing Commission to regulate horse racing and card playing in the state under its parimutuel horse racing statute. North Metro and the Company, as a 50 percent owner of North Metro, are subject to the horse racing statute and rules and regulations promulgated under it (the "Racing Act"). North Metro's horse racing operations will also be subject to the Federal Interstate Horse Racing Act of 1978.

        The Racing Commission has broad authority to enforce the Racing Act and regulate substantially all aspects of horse racing in Minnesota. The Racing Commission granted and will oversee North Metro's operating licenses, will license all employees of North Metro's racetrack as well as jockeys, trainers, veterinarians and other participants, regulates the transfer of ownership interests in licensees, allocates live race days and simulcast-only race days, approves race programs, regulates the conduct of races, sets specifications for the racing ovals, animal facilities, employee quarters and public areas of North Metro's racetrack, regulates the types of wagers on horse races and approves significant contractual arrangements with North Metro, including management agreements, simulcast arrangements, totalizator contracts and concessionaire agreements. Adverse decisions by the Racing Commission in regard to any one or more of these matters could adversely affect the Company's operations.

        The Racing Act requires prior approval by the Racing Commission of all officers, directors, 5% shareholders, or other persons having a present or future direct or indirect financial or management interest in any person applying for a Class A and Class B, and if a change of ownership of more than 5% of the licensee's shares is made after an application is filed or the license issued, the applicant or licensee must notify the Racing Commission of the changes within five days of this occurrence and provide the information required by the Racing Act.

Card Club Regulation

        North Metro intends to submit a card club plan of operation for approval by the Racing Commission in connection with North Metro's Class B license. If the card club plan of operation is approved, the Racing Commission will regulate the playing of "unbanked" or "player pool" card games at North Metro's card club, as well as harness racing. North Metro must reimburse the Racing Commission for its actual costs, including personnel costs, of regulating the card club. North Metro must have the Class B license and card club authorization renewed annually by the Racing Commission after a public hearing (if required by the Racing Commission).

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

Competition

        The Company faces substantial competition in each of the markets in which its gaming and racetrack facilities are located. Some of the competitors have significantly greater name recognition and financial and marketing resources than the Company. Such competition results, in part, from the geographic concentration of competitors. All of the Company's gaming operations primarily compete with other gaming operations in their geographic areas. New expansion and development activity is occurring in each of the relevant markets, which may be expected to intensify competitive pressures. All of the Company's gaming operations also compete to a lesser extent with operations in other locations, including Native American lands, riverboats and cruise ships, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, on- and off-track wagering, high-stakes bingo and card parlors. Several states have considered legalized casino gaming and others may in the future. Legalization of large-scale, unlimited casino gaming in or near any major metropolitan area or increased gaming in other areas could have a material adverse effect on the business of any or all of the Company's gaming facilities. In July 2004, Pennsylvania enacted legislation that would permit slot machine operations at racetracks and certain other venues. The Mountaineer Park location, Scioto Downs, and the planned Presque Isle Downs could be adversely impacted as a result of this increased competition.

Environmental Regulations

        Generally, the Company and its subsidiaries are subject to a variety of federal, state and local governmental laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. While the Company believes that it and its subsidiaries are presently in material compliance with all environmental laws, failure to comply with such laws could result in the imposition of severe penalties or restrictions on operations by government agencies or courts that could adversely affect operations. In addition, although the Company is not aware of any environmental contamination at its properties (with the exception of a discharge from an underground storage tanks at Mountaineer Park and Scioto Downs which are (i) subject to state-approved plans of remediation and (ii) not considered material and certain contamination at the International Paper site acquired in 2004 that is subject to a Consent Order with the Pennsylvania Department of Environmental Protection—See Note 7), it has not conducted exhaustive environmental investigations of all such properties. The Company does not have insurance to cover environmental liabilities, if any, other than certain coverage limited to the International Paper site that covers potential environmental matters not addressed in the baseline environmental assessment at the time of the acquisition.

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

4. ACQUISITIONS AND SALE OF PROPERTY

Acquisition of Binion's Horseshoe Hotel and Casino

        On March 11, 2004, the Company completed the acquisition of Binion's Horseshoe Hotel and Casino ("Binion's") in downtown Las Vegas and entered into a Joint Operating License Agreement with an affiliate of Harrah's Entertainment, Inc. ("Harrah's"). The Company's wholly-owned subsidiary, Speakeasy Gaming of Fremont, Inc., obtained title to the property and equipment for $20.0 million (exclusive of transaction costs aggregating $658,000), free and clear of all debts, subject to increase by $5.0 million if, at the termination of the Joint Operating Agreement, Harrah's has achieved certain operational milestones. Separately, the Company purchased for $1.8 million a parcel of land previously subject to a ground lease. The Company also assumed or entered into ground leases for certain portions of the acreage upon which the property is situated. The leases have terms ranging from 28 to 71 years and aggregate current annual rentals of approximately $6.2 million. The rentals are subject to certain periodic increases. The purchase price was funded with cash on hand and borrowings of $1.8 million under the Company's revolving credit facility. Harrah's served as the primary day-to-day operator of the property on an interim basis, subject to certain oversight and review by a joint committee of the two companies. The joint operating agreement had an initial term of one year and Harrah's could have extended for up to an additional two years. During the term of the joint operating agreement, the Company received guaranteed payments, net of all of the property's operating expenses including the ground leases. The Company received $2,141,000 million during 2004, and will receive an aggregate of $2.4 million for the initial one-year term. On October 26, 2004, Harrah's notified the Company that Harrah's would not extend the joint operating agreement beyond the initial one-year term. Accordingly, the Company took over the operations of Binion's on March 10, 2005 and an evaluation will commence as to whether Harrah's achieved the specified operational milestones and the additional purchase price payment of $5 million is required.

        Harrah's will retain the rights to certain intellectual property, including the names "Horseshoe" and "World Series of Poker" and the Company will retain the right to use the name Binion's in Clark County, Nevada. The property, which had been closed since January 9, 2004 when gaming and federal regulators forced the shutdown of the hotel and casino, reopened on April 1, 2004.

        The acquisition has been accounted for under the purchase method and Binion's results, consisting of payments received under the joint operating agreement, depreciation expense, and amortization of deferred leasehold obligation have been included in the Company's consolidated results from the date of acquisition. The purchase price has been allocated to the assets acquired consisting of land, building, equipment, intangible and other assets based upon an independent asset valuation. The purchase price has been allocated as follows:

Current assets	$650,000
Other assets	166,000
Property and equipment	25,832,000
Intangible assets	1,060,000
Deferred leasehold obligation	5,250,000

        The intangible assets consist principally of the fair value assigned to the rights to the use of the Binion's name in Clark County, Nevada. Such rights are perpetual and accordingly are considered to have an indefinite life and will not be amortized. The deferred leasehold obligation represents the amount necessary to reduce the lease payments under the land leases to fair value. This amount will be amortized over the life of the land leases as a reduction of land lease rental expense.

        The purchase price allocation above differs from the preliminarily reported allocation at September 30, 2004 as a result of an updated determination of the value of land in the independent asset valuation based upon information regarding additional land sales in the area. When considered, these transactions supported revising the preliminary land value and the deferred leasehold obligation and correspondingly revising the allocation to the other assets in property and equipment.

        The Company has not included proforma information utilizing historical financial data because the Company did not believe such information would be indicative of future operations, particularly in light of the fact that the Company would not be operating the Binion's property for at least one year.

Acquisition of 50% Interest in North Metro Harness Initiative, LLC

        In June 2004, the Company's wholly-owned subsidiary, MTR-Harness, Inc., acquired for an initial investment of $10,000, a 50% interest in North Metro Harness Initiative, LLC ("North Metro"), then a subsidiary of Southwest Casino and Hotel Corporation. North Metro filed an application with the Minnesota Racing Commission to construct and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota, approximately 30 miles north of downtown Minneapolis on a 165-acre site currently under option. The racetrack will be the second of only two racetracks permitted by current law in the seven county Minneapolis metropolitan area. The Company will invest an additional $7.5 million, but could elect to contribute additional capital or provide credit enhancements..

        On January 19, 2005 the Minnesota Racing Commission granted North Metro's license application to construct and operate a harness racetrack. Minnesota law permits licensed racetracks to operate a card room with up to 50 tables offering "non-banked" games (those in which the players play only against each other instead of against the house), subject to completion of the racetrack's first 50-day live race meet and regulatory approval of a card room plan of operation. North Metro intends to commence card room operations at the earliest practicable date.

        In February 2005, the Company invested an additional $600,000 in North Metro.

Acquisition of Scioto Downs

        On July 31, 2003 the Company consummated its acquisition of Scioto Downs, Inc. (Scioto Downs), which owns and operates a harness horse racing facility with parimutuel wagering in Columbus, Ohio. The acquisition was made as part of the Company's strategy to diversify and leverage the Company's expertise by building or acquiring other middle-market gaming and/or parimutuel businesses. The Company agreed to pay $32.00 per share, in cash, for the 595,767 outstanding shares of Scioto Downs' common stock. Each Scioto Downs shareholder could have elected to receive, instead of the $32.00 per share amount, an amount per share equal to $17.00 plus ten annual contingent earnout payments (commencing the first calendar year in which Scioto Downs is permitted to conduct new forms of gaming) based upon 10% of the growth of Scioto Downs' EBITDA compared to the average of Scioto Downs' EBITDA for the three years ended October 31, 2002. Holders of 10,707 shares elected to receive the contingent earnout payments. Total consideration approximated $19.7 million (including approximately $839,000 of transaction costs). The purchase price was funded with cash on hand derived substantially from the Company's March 2003 issuance of senior unsecured notes. At the date of the acquisition the Company also had advances to Scioto Downs of $2.1 million.

        The acquisition has been accounted for under the purchase method and Scioto Downs' results have been included in the Company's consolidated results from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon appraisals of estimated fair values. The purchase price was allocated principally as follows:

Current assets	$2,230,000
Other assets	15,000
Property and equipment	13,689,000
Intangible assets	13,225,000
Current liabilities	3,754,000
Deferred tax liabilities, net	1,090,000
Long-term obligation	2,527,000

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

Acquisition of Land

        During 2004 and 2003, and in connection with its expansion plans, the Company acquired various parcels of real property in West Virginia aggregating approximately 65 acres for approximately $350,000 and 376 acres for approximately $1,523,000, respectively.

        As alternative sites for the proposed racetrack in Erie Pennsylvania the Company acquired in October 2004, 229 acres of real property and certain buildings for approximately $2,732,000 and in October 2003, 130 acres of real property for approximately $2,700,000. The Company is currently investigating and evaluating the sale or other development opportunities for the alternate sites.

        In March of 2005, the Company acquired approximately 160 additional acres in Erie County Pennsylvania for approximately $6.4 million in connection with its construction of Presque Isle Downs on Route 97 in Summit Township.

Sale of Property

        On March 11, 2003 the Company completed the sale of its hotel/casino property in Reno, Nevada for a $2,950,000 purchase price which approximated its carrying value. The terms of the sale included a down payment of $787,500 (exclusive of closing costs), and a seven-year promissory note, secured by a first mortgage on the property and guaranteed by the purchaser's principals. The purchasers are not affiliated with the Company. The sale after consideration of closing costs resulted in a loss of approximately $18,000. The loss on the sale of the Reno Property is included in "(loss)/gain on disposal of property" on the 2003 Consolidated Statements of Operations included in this report, which also includes a gain of $450,000 principally from the sale of land at Mountaineer Park in connection with a State road widening project.

5. PROPERTY AND EQUIPMENT

        At December 31, property and equipment consist of the following:

	2004	2003
Land	$34,731,000	$13,286,000
Building and improvements	157,843,000	148,050,000
Equipment (Note 6)	77,037,000	67,579,000
Furniture and fixtures	16,252,000	15,221,000
Construction in progress	10,082,000	11,045,000

	295,945,000	255,181,000
Less accumulated depreciation	(73,403,000)	(55,375,000)

	$222,542,000	$199,806,000

        Depreciation expense charged to operations related to property and equipment during the years ended December 31, 2004, 2003 and 2002 was $19,508,000, $17,110,000 and $13,296,000, respectively.

6. LONG-TERM DEBT AND CAPITAL LEASES

        Long-term debt at December 31 is summarized as follows:

	2004	2003
Senior unsecured notes, (net)	$128,836,000	$128,614,000
Credit agreement	—	—
Promissory note	2,196,000	2,962,000
Term debt	2,484,000	2,694,000

	133,516,000	134,270,000
Less current portion	(383,000)	(975,000)

Long-term portion	$133,133,000	$133,295,000

Senior Unsecured Notes

        On March 25, 2003 the Company consummated the private sale of $130 million of 9.75% senior unsecured notes that were priced at 98.806%. The Company subsequently registered these notes. The net proceeds after discounts, fees and expenses of the offering were approximately $123.9 million, of which $93.4 million was used to repay all amounts outstanding and due under the Second Amended and Restated Credit Agreement. The remaining proceeds were for general corporate purposes, including the acquisition of Scioto Downs. The senior unsecured notes mature on April 1, 2010. On or prior to 2006, the Company may redeem up to 35% of the aggregate principal amount of the senior unsecured notes, plus accrued and unpaid interest, with the net cash proceeds of certain public offerings of the Company's stock. On or after April 1, 2007, the Company may redeem all or a portion of the senior unsecured notes at a premium that will decrease over time as set forth in the agreement, plus accrued and unpaid interest. The discount is being amortized over the term of the notes and is included in amortization expense.

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

        On March 28, 2003, the Company entered into the Third Amended and Restated Revolving Credit Agreement in the amount of $50 million with Wells Fargo Bank. Under the Third Amended and Restated Credit Agreement, up to $10.0 million will be available for use in connection with letters of credit, and up to $10.0 million in short term funds will be available for use under a "swing line" facility on same day notice to lenders. Obligations under the Third Amended and Restated Credit Agreement are guaranteed by each of the Company's operating subsidiaries. Borrowings under the Third Amended and Restated Credit Agreement and the subsidiary guarantees are secured by substantially all of the assets of the Company and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees. In general, borrowings under the Third Amended and Restated Credit Agreement will bear interest based, at the Company's option, on either the agent bank's base rate or LIBOR, in each case plus a margin. The applicable margin will be based on the leverage ratio at the time and will range form 75 to 275 basis points for base rate loans and 200 to 400 basis points for LIBOR loans. Loans under the Third Amended and Restated Credit Agreement mature in 2008, five years after the date of execution of the Credit Agreement. The Company must also pay a quarterly non-usage commitment fee which is based upon the leverage ratio. As of December 31, 2004 no drawings have been made on the credit facility. However, a letter of credit for $645,000 is outstanding.

        On November 12, 2003 the Credit Agreement was amended (effective September 30, 2003) to give consideration to the Scioto Downs acquisition. The Credit Agreement was further amended on February 25, 2004, June 4, 2004 and September 29, 2004 to give consideration to the acquisitions of Binion's, the 50% interest in North Metro Harness Initiative LLC., and the real property at the site referred to as the International Paper site, respectively.

        The Third Amended and Restated Credit Agreement contains customary affirmative and negative covenants that include the requirement that the Company satisfy, on a consolidated basis, specified quarterly financial tests and events of default, as defined. The Company was in compliance with the loan covenants as of December 31, 2004. Under the Credit Agreement, the Company can spend between a minimum 1% and a maximum 6% of gross revenues derived from the previous fiscal year on maintenance of the Company's properties. Substantially all of the Company's assets and those of its operating subsidiaries, including the stock of the operating subsidiaries, are pledged as security for repayment of the loans made under the Credit Agreement.

        In October 2000, as required by the Credit Agreement, the Company entered into an Interest Rate Cap Agreement with Wells Fargo at a cost of $214,750. The agreement caps the Company's interest rate under the Credit Agreement at 7.55 (plus the applicable margin) with respect to $30 million of principal. This agreement expired on December 31, 2003 (See Note 2).

Other Debt Financing Arrangements

        In November 2002, in connection with the acquisition of a corporate airplane, the Company issued a promissory note for $2,524,000, bearing interest at 5.63% per annum. Under the terms of the note, the Company is required to make 59 monthly payments of $24,236 through October 2007, with a final payment of $1,692,000 due November 2007. As of December 31, 2004 and 2003, there was $2,196,000 and $2,358,000 outstanding under the promissory note, respectively.

        In January 1999, in connection with the acquisition of an 18-hole golf course, the Company issued a promissory note for $603,000, bearing interest at 8% per annum due monthly, principal due January 20, 2004, which is secured by the property. The promissory note was paid in full in January 2004. Additionally, the Company assumed approximately $158,000 of term debt. The term debt, with interest at 10%, is being repaid with monthly principal and interest payments of $2,466 through August 2006. As of December 31, 2004 and 2003, there was $45,000 and $69,000, respectively, outstanding under the promissory note and term debt.

        In April 1999, Scioto Downs entered into a term loan agreement that provides for monthly payments of principal and interest of $30,025 through September 2013. The effective interest rate is 6.25% per annum. The term loan is collateralized by a first mortgage on Scioto Downs' real property facilities, as well as other personal property, and an assignment of the rents from lease arrangements. At December 31, 2004 and 2003 there was $2,439,000 and $2,625,000 outstanding under the term loan. Scioto Downs, Inc's term loan agreement contains an acceleration clause whereby the lender has the right to declare the loan immediately due and payable if, in the lender's judgment, an event has occurred which is likely to have a material adverse effect on the Company.

Capital Leases

        On January 27, 2000, Mountaineer Park entered into a line of credit for the principal amount of up to $8 million with PNC Leasing, LLC (PNC), a subsidiary of PNC Bank, National Association (the

PNC Financing). In April 2003 this line of credit was increased to $14 million. The proceeds of this line of credit are to be used to lease equipment for video lottery operations at the Mountaineer Park. The line of credit is subject to annual renewal. There was nothing drawn under the line of credit during 2004 and 2003. During 2002 Mountaineer Park drew $4,431,000 under the line of credit The interest rate for the PNC Financing will be fixed at the time of each draw, and is tied to the prime rate at the Federal Reserve Bank of Cleveland on that day, plus a margin of 1%. The lease agreements have terms of three years with interest rates ranging from 4.99% to 9.97%. At December 31, 2004 and 2003 the balance outstanding under the PNC master lease line of credit was $939,000 and $3,905,000, respectively.

        On November 12, 2001 Mountaineer Park entered into a master lease agreement with National City Leasing Corporation (National City Master Lease). During 2002, lease agreements were entered into pursuant to the master lease agreement to finance the acquisition of video lottery machines for $2,854,000. The lease agreements have terms of three years with interest rates ranging from 4.68% to 5.892%. At December 31, 2004 and 2003, the balance outstanding under the National City Master Lease was $604,000 and $2,451,000, respectively.

        During 2002, Mountaineer Park entered into a capital lease arrangement with BB&T Leasing Corporation (BB&T lease) to finance the acquisition of video lottery terminals for $758,000. The lease agreement has a term of three years with an interest rate of 5.82%. At December 31, 2004 and 2003, there was $245,000 and $498,000 outstanding under this lease agreement, respectively.

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

        Property, plant and equipment at December 31, 2004 and 2003 include the following amounts for capitalized leases:

	2004	2003
Equipment	$18,605,000	$18,753,000
Less allowance for depreciation	(10,022,000)	(6,777,000)

	$8,583,000	$11,976,000

        The consolidated statements of cash flows for the year ended December 31, 2002 excludes capital lease noncash transactions of $8,082,000. There were no capital leases executed during 2004 or 2003.

Annual Commitments

        Scheduled principal payments under all debt and capital lease agreements as of December 31, 2004 are as follows:

	Long-Term Debt	Capital Leases
2005	$383,000	$1,833,000
2006	405,000	4,000
2007	2,062,000	—
2008	238,000	—
2009	257,000	—
Thereafter	131,166,000	—

Total long-term debt/minimum lease payments	134,511,000	1,837,000
Less amount representing discount and premium, net	(995,000)	—
Less amount representing interest	—	(41,000)

	133,516,000	1,796,000
Less current maturities	(383,000)	(1,792,000)

Long term obligations	$133,133,000	$4,000

7. COMMITMENTS AND CONTINGENCIES

Mountaineer Bond Requirements

        Mountaineer Park is required to maintain bonds in the aggregate amount of $800,000 as of December 31, 2004, for the benefit of the Lottery Commission through June 30, 2005. The bonding requirements have been satisfied via the issuance of surety bonds (collateralized by certain bank deposits) and a letter of credit.

Operating and Land Leases

        The Company leases various equipment, including some of its video lottery terminals, timing and photofinish equipment, videotape and closed circuit television equipment, and certain parimutuel equipment under operating leases. For the years ended December 31, 2004, 2003, and 2002, total rental expense under these leases was approximately $957,000, $1,266,000, and $1,495,000, respectively.

        As discussed in Note 4, in connection with the Binion's acquisition the Company assumed or entered into ground leases for certain portions of the acreage upon which the property is situated. The leases have terms ranging from 28 to 71 years and current annual rentals of approximately $6.2 million. During 2004, these lease payments were made by Harrah's in accordance with the Joint Operating Agreement. Effective with the takeover of the operations of Binion's by the Company on March 10, 2005 the Company will commence making the land lease payments.

Future Minimum Lease Payments

        Future annual minimum payments under all material operating and land leases as of December 31, 2004 are as follows:

Years ending December 31,	Operating	Land
2005	$836,000	$5,219,000
2006	787,000	6,394,000
2007	154,000	6,409,000
2008	111,000	6,430,000
2009	65,000	6,649,000
Thereafter	—	445,184,000

Litigation

        The Company is party to various lawsuits which have arisen in the normal course of its business. The liability, if any, arising from unfavorable outcomes of lawsuits is presently unknown.

Proposed Race Track—Pennsylvania

        In September 2002 (formal order entered November 19, 2002), the Company's wholly owned subsidiary, Presque Isle Down, Inc., was granted a license by the Pennsylvania State Horse Racing Commission to conduct thoroughbred horse racing and parimutuel wagering in Erie, Pa. The Company plans to build a state-of the-art horse racing facility that will also offer concerts, entertainment and fine food and casual dining. In December 2002, affiliates of Magna Entertainment Corp. (Magna) and Penn National Gaming Inc. (Penn National) filed appeals in the Pennsylvania Commonwealth Court challenging the grant of the license. On June 19, 2003, pursuant to a settlement agreement with the Company, Magna filed a motion to dismiss its appeal with prejudice, indicating that it was waiving the claims raised in the appeal. On June 25, 2003, the Company reached an agreement in principle (and subsequently reduced to writing) with Penn National pursuant to which Penn National agreed to withdraw its appeal in consideration for the Company's agreement to purchase Penn National's off track wagering facility in Erie for $7 million upon MTR's commencement of parimutuel wagering in Erie and to offer comparable employment to Penn National's employees at the Erie facility. On June 26, 2003, the Court issued its Opinion and Order in which it denied Penn National's petition for review, finding that the Racing Commission had not committed an error of law in granting the license. However, notwithstanding Magna's motion to withdraw its appeal, the Court granted Magna's petition, holding that Magna had timely requested and should have received a formal hearing to be conducted in accordance with Pennsylvania's Administrative Agency Law. The Court therefore vacated the Racing Commission's November 19, 2002 Order, with regard to Magna, and remanded the case to the Racing Commission for a formal hearing.

        On July 17, 2003, the Pennsylvania State Horse Racing Commission unanimously reinstated Presque Isle Downs' license to build a thoroughbred racetrack and conduct parimutuel wagering in Erie. On August 4, 2003, Pittsburgh Palisades Park, LLC filed a challenge of the July 17 reinstatement in the Commonwealth Court of Pennsylvania. The Company and the Racing Commission moved for Summary Relief. The Commonwealth Court heard the appeal on December 10, 2003 and on March 4, 2004 upheld the award of the license to Presque Isle Downs. In April Pittsburgh Palisades Park, LLC

sought review by the Pennsylvania Supreme Court by filing a Notice of Appeal (claiming an absolute right to be heard) and a Petition for Allowance of Appeal (requesting the Court to review the case even if it is not statutorily or constitutionally required to do so). The Pennsylvania Supreme Court quashed the appeal on June 25, 2004 and denied the Petition for Allowance of Appeal on December 30, 2004.

        On July 5, 2004, the Pennsylvania legislature passed, and Governor Rendell signed into law, a bill permitting slot machines at the state's racetracks, including Presque Isle Downs, and certain other facilities. Several parties, including state legislatures, have filed suits challenging the constitutionality of the new slot machine laws. Presque Isle is not a party to such suits. If the suits are successful, and if the legislature were unable to cure any constitutionality infirmity, the resulting lack of slot machines would have a material adverse affect on Presque Isle's prospects.

        The currently licensed and planned construction site for Presque Isle Downs is a 272 acre site on Route 97 in Summit Township (the "Licensed Site). In April 2004 and March 2005, the Company purchased parcels aggregating approximately 270 acres of the Licensed Site for a total of approximately $9.5 million and expects to acquire the remaining parcel in March 2005 for approximately $500,000. An additional $1 million is payable in connection with previously acquired parcels if the Company commences gaming operations at Presque Isle Downs.

        The Company also identified alternative sites for the construction of Presque Isle Downs that were not available when the Company applied for the license. On March 22, 2002, the Company entered into an agreement whereby the Company advanced $2 million to a third-party for the purpose of acquiring certain real property in Erie County, Pennsylvania (known as the Green Shingle site) as one of the alternative sites for the proposed racetrack. The loan agreement matures on the earliest of March 31, 2005, the date on which the Company exercises its option to purchase the property for One Dollar ($1) plus the cancellation of the indebtedness, or the date on which the borrower puts the property to the Company in lieu of the debt. Interest shall accrue at a floating rate equal to the Federal short-term rate as periodically announced by the Internal Revenue Service. The loan is secured by a first lien on the property and all of the outstanding shares of the borrower. In October 2003, the Company completed the acquisition of 130 acres previously under contract for $2.6 million including previous land option payments. This acreage adjoins the previously discussed alternative site for the proposed racetrack. In October 2004, the Company completed the acquisition of a third site, known as the International Paper site, comprised of approximately 215 acres of real property on Lake Erie and certain buildings. The purchase price was $2.8 million. The Company has recently made the decision to construct Presque Isle Downs on the Route 97 site and is currently investigating and evaluating sale and other development opportunities for the alternative sites.

        In connection with the acquisition of the International Paper site the Company entered into a consent order with the Pennsylvania Department of Environmental Protection (PaDEP) regarding a proposed clean-up plan for the site. The proposed clean-up plan was based upon a "baseline environmental report" and it was estimated that such clean-up would cost approximately $3 million. Environmental insurance was purchased for environmental matters not addressed in the baseline environmental report. It was contemplated that if the International Paper site was determined to to be the site for construction of the racetrack, that such clean-up efforts would have been integrated into the cost of the construction of the track. However, since the Company has made the decision not to use this site for the racetrack and will ultimately list this property for sale or pursue other development, the Company has entered into discussions with the PaDEP to modify the consent order. In this regard the Company has retained an environmental consultant to conduct an environmental risk assessment of the property to determine the most effective and efficient way to address the required clean-up of this property. It is anticipated that the risk assessment approach will reduce the estimated cost associated with the clean-up. However, the Company has not finalized the discussions with the PaDEP or completed the risk assessment analysis. Accordingly, a revised estimate of the clean-up costs cannot be determined at this time. The cleanup costs incurred will be added to the carrying value of the property and recovered through the sale of the property.

        On July 29, 2003, Keystone Downs, LLC ("Keystone Downs"), an entity in which the Company will own no more than 50%, filed an application to build a new thoroughbred racetrack with parimutuel wagering in Allegheny County, Pennsylvania northeast of Pittsburgh. On August 10, 2004, the Company withdrew its application for the Keystone Downs license. Accordingly, licensing application related costs of $84,000 were expensed. The Company and its development partner are evaluating alternatives for utilization of the land currently under option. In the event a project is not pursued, the Company would be required to expense land option, legal and other related costs aggregating $485,000.

Acquisition of Jackson Trotting Association, LLC

        In September 2004, the Company's wholly-owned subsidiary, Jackson Racing, Inc. ("Jackson Racing"), signed a definitive agreement to acquire a 90% interest in Jackson Trotting Association, LLC, a Michigan limited liability company that operates Jackson Harness Raceway, which conducts live harness racing (mid-April through mid-June) and year-round simulcasting with parimutuel wagering in Jackson, Michigan. The acquisition is subject to certain terms and conditions, including the approval of the Michigan Racing Commission and the seller's option to reduce Jackson Racing's interest to 80% under certain circumstances. The purchase agreement provides for a purchase price of $2.0 million to be paid at closing, $2.0 million as additional consideration in the event slot machines or video lottery gaming is or has been authorized by Michigan law and $2.0 million as additional consideration only in the event slot machines or video lottery gaming is actually installed and operating at the facility. Upon consummation of the transaction, the Company will be responsible for securing financing for the relocation of the racetrack. The definitive agreement also provides that upon consummation of the transaction the current president of Jackson Harness Raceway will enter into a five-year employment agreement. The Company is in the process of evaluating the results of its due diligence review.

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

        The agreement was amended on December 22, 2004 to provide for a one year extension as President and CEO and two additional years as Chairman. The Compensation during the two additional years as Chairman is based upon 25% of the average of the corresponding amounts paid during the last three years as President and CEO.

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

        The agreement provides that if the Officer's period of employment and period as Chairman is terminated by reason of death or physical or mental incapacity, the Company will continue to pay the Officer or his estate the compensation otherwise payable to the Officer for a period of two years. If the Officer's period of employment and period as Chairman is terminated for a reason other than death or physical or mental incapacity or for cause, the Company will continue to pay the Officer the compensation that otherwise would have been due him for the remaining period of the amended agreement. If the Officer's period of employment and period as Chairman is terminated for cause, the Company will have no further obligation to pay the Officer, other than compensation unpaid at the date of termination.

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

        The Company also entered into a deferred compensation agreement dated January 1999 whereby the Company has purchased a life insurance policy on the Officer's life (face amount of $4.1 million and annual premium of $130,000). The owner of the policy is the Company. The Officer will also be entitled, after the Company recoups the aggregate premiums paid, to an annual benefit, as defined, upon retirement, death or termination out of the cash value of the insurance policy.

Other Employment Agreements and Deferred Compensation Agreements

        The Company entered into various employment agreements during 2004 and 2003 with other employees. The Company also entered into an additional deferred compensation agreement dated June 1999 whereby the Company purchased life insurance on this employee's life (aggregate face amount of $368,000 and aggregate annual premiums of $13,000). The owner of the policy is the Company. The employees will also be entitled, after the Company recoups the aggregate premiums paid, to an annual benefit, as defined, upon retirement, death or termination out of the cash value of the insurance policies.

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

8. RETIREMENT PLANS

        Mountaineer Park has a qualified defined contribution plan covering substantially all of its employees (the "Plan"). The Plan was ratified retroactively on March 18, 1994 by the legislature of the State of West Virginia. The Plan contributions are based on .25% of the race track and simulcast wagering handles, and approximately 0.5% of the net revenues of video lottery activities beginning March 18, 1994. Contributions to the Plan for the years 2004, 2003, and 2002 were $1,193,000, $1,143,000, and $1,065,000, respectively.

        Scioto Downs sponsors a noncontributory defined-benefit plan covering all full-time employees meeting certain age and service requirements. On May 31, 2001, the plan was amended to freeze eligibility, the accrual of years of service and benefits. Scioto Downs' pension (income)/expense amounted to ($60,000) and $11,000 for 2004 and 2003 (from the date of acquisition), respectively. Scioto Downs' funding policy is to contribute annually an amount sufficient to fund the plan's estimated past service costs over a 30-year period using a different actuarial cost method and different assumptions from those used for financial reporting.

        Scioto Downs' funded status of the plan at December 31, 2004 and 2003 is as follows:

	2004	2003
Change in projected benefit obligation:
Benefit obligation as of the beginning of the year	$1,270,000	$0
Benefit obligation assumed in business combination	0	1,216,000
Service cost	0	0
Interest cost	78,000	34,000
Actuarial (gain)/loss	(1,000)	64,000
Amendments	0	0
Benefits paid	(118,000)	(44,000)

Benefit obligation as of the end of the year	$1,229,000	$1,270,000

Change in plan assets:
Fair value of assets at the beginning of the year	$1,412,000	$0
Fair value of assets acquired in business combination	0	807,000
Actual return on plan assets	157,000	99,000
Other allocation adjustments	0	0
Employer contributions	31,000	550,000
Benefits paid	(118,000)	(44,000)

Fair value of assets at the end of the year	$1,482,000	$1,412,000

Funded Status Excess	$253,000	$142,000
Unrecognized net actuarial loss	96,000	147,000

Prepaid pension cost—Net amount recognized in the Company's balance sheets	$349,000	$289,000

        The following assumptions were used to determine the benefit obligation and net periodic pension cost for the Scioto Downs' defined benefit pension plan.

	December 31
	2004	2003
Discount rate	6.5%	6.5%
Rate of increase in compensation levels	0.0%	0.0%
Long-Term rate of return on assets	8.0%	8.0%

        The costs related to the Scioto Downs' defined benefit pension plan were as follows:

	December 31
	2004	2003
Components of Net Periodic Benefit Cost:
Service Cost	$—	$—
Interest Cost	78,000	34,000
Expected Return on Plan Assets	(138,000)	(26,000)
Net Amortization of Gains/Losses	0	3,000

Net Pension (Income) Expense	$(60,000)	$11,000

        The expected rate of return is established at the beginning of the fiscal year based upon information available to the Company at that time, including the plan's investment mix and the forecasted rates of return on these types of investments. In determining the expected rate of return on plan assets, Scioto Downs considered the historical rates of return earned on plan assets, an expected return percentage by asset class and the investment mix. Any differences between actual experience and assumed experience are deferred as an unrecognized actuarial gain or loss. The unrecognized actuarial gains or losses are amortized into net periodic benefit cost in accordance with SFAS No. 87, "Employers' Accounting for Pensions." The expected rate of return determined as of January 1, 2005 totaled 8%. This assumption will be used to derive the net periodic benefit cost for the Scioto Downs' defined benefit plan.

        The investment activities of the Scioto Downs' pension plan are supervised and monitored by an investment committee consisting of Scioto Downs' management. The investment strategy focuses on asset allocation, diversification and quality guidelines. The investment goals are to minimize high levels of risk within the pension fund asset allocation. The investment committee monitors actual asset allocation annually and adjustments are made, as needed, to rebalance the assets within prescribed target ranges. Scioto Downs retains one investment manager for the plan assets and utilizes comparative market and peer group benchmarks to ensure that the investment manager is performing satisfactorily.

        The Company made cash contributions to the Scioto Downs pension plan totaling $31,000 in 2004 and $550,000 in 2003 during the period subsequent to the date of the acquisition. This contribution was required in order to reduce the unfunded benefit obligation in accordance with terms of the Company's revolving credit facility. The Company does not expect to make a contribution to the Scioto Downs' defined benefit pension plan in 2004.

        Scioto Downs also has a 401(k) savings plan covering substantially all full-time employees. Scioto Downs expensed matching contributions of $51,000 and $20,000 in 2004 and 2003 during the period subsequent to the date of the acquisition, respectively.

9. RELATED PARTY TRANSACTIONS

        A member of the Company's outside legal firm was an officer and director of the Company until November 2002. The Company paid legal fees to that law firm during 2002 totaling approximately $1,308,000.

10. SHAREHOLDERS' EQUITY

Limitations On Dividends

        Under the Company's and lender's credit agreement, the Company is prohibited from paying any dividends without the lender's consent. The Company currently intends to retain all earnings, if any, to finance and expand its operations.

Common Stock

        During 2003 and 2002, the Company repurchased and retired 554,700 and 385,471 shares of its common stock in the open market for $3,830,000 and $3,222,000, respectively. There were no stock repurchases during 2004.

        On May 6, 2004, the Company's Board of Directors, subject to the approval of the Company's shareholders, approved the Company's 2004 Stock Incentive Plan (the "Plan") and reserved 200,000 shares of the Company's common stock for issuance pursuant to the exercise of options issued under the Plan. Shareholders of the Company subsequently ratified the Plan on July 22, 2004. No options have been granted under the Plan.

        On November 1, 2004, the Company granted 25,000 nonqualified options to an employee in connection with an employment agreement.

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

        Stock options granted under the Company's 2002 Stock Incentive Plan and predecessor plans (Incentive Plans) have been and may be granted at not less than market prices on the dates of grant. Options granted under the Incentive Plans have a maximum term of ten years. Stock options granted under the 2002 Incentive Plan vest over 3 years while prior incentive plans vest immediately. As of December 31, 2004, approximately 290,000 shares of common stock were reserved for future awards (exclusive of currently outstanding options) under the Incentive Plans.

        During each of the years in the three-year period ended December 31, 2004, stock option and warrant activity is as follows:

	Number of Shares	Exercise Price Range Per Share		Weighted Average Exercise Price
Balance, December 31, 2001	4,020,000	$0.01 – 13.60	(1)	$2.96
Granted	25,000	15.00		15.00
Canceled	(80,000)	4.875 – 6.25		5.73
Exercised	(804,500)	1.34 – 7.30		3.09
Expired	—	—		—

Balance, December 31, 2002	3,160,500	$0.01 – 15.00	(1)	$2.95
Granted	355,000	8.00 – 9.85		8.13
Canceled	(50,000)	6.25 – 13.60		9.93
Exercised	(1,639,000)	0.01 – 8.00		2.45
Expired	—	—		—

Balance, December 31, 2003	1,826,500	$2.00 – 15.00		$4.21
Granted	25,000	9.02		9.02
Canceled	(25,000)	6.25		6.25
Exercised	(714,000)	2.50 – 7.30		2.31
Expired	—	—		—

Balance, December 31, 2004	1,112,500	$2.50 – 15.00		$5.49

(1)
Includes options to purchase 20,000 shares of common stock at $0.01 per share.

        The weighted average fair value of options granted during 2004, 2003, and 2002 was $4.98, $5.44, and $6.89, respectively.

        The following summarizes information about the Company's stock options and warrants outstanding at December 31, 2004:

Range of Exercise Prices	Number Outstanding December 31, 2004	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Fair Value
$ 2.00 to 2.50	535,500	5.17	2.5	535,500	1.30
6.00 to 6.25	25,000.83		6.25	25,000	2.34
7.00 to 7.30	172,000	6.33	7.30	172,000	3.69
8.00 to 8.50	280,000	8.33	8.00	186,042	5.50
9.00 to 9.85	50,000	9.33	9.44	50,000	4.81
10.00 to 10.85	25,000	1.42	10.85	25,000	4.61
15.00 to 16.00	25,000	7.92	15.00	25,000	6.89

	1,112,500			965,833

Pro Forma Stock Option Information

        Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS No. 123, rather than the method pursuant to APB Opinion No. 25. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2004, 2003 and 2002: risk-free rates of between 3.24% and 5.16%; dividend yield of 0%; expected life of the options of between 36 and 60 months; and volatility factors of the expected market price of the Company's common stock of between 61% and 68%.

11. INCOME TAXES

        The following summarizes the provision for income taxes for the years ended December 31:

	2004	2003	2002
Current
Federal	$7,338,000	$4,493,000	$6,098,000
Deferred
Federal	929,000	4,340,000	3,608,000

Provision for income taxes	$8,267,000	$8,833,000	$9,706,000

        A reconciliation of the expected statutory federal income tax provision to the provision for income taxes for the years ended December 31:

	2004	2003	2002
Provision for income taxes at a federal statutory rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
Permanent items not deductible for income tax purposes	2.6%	1.3%	0.8%
Other	(1.2)%	0.5%	(0.7)%

Provision for income taxes	36.4%	36.8%	35.1%

        At December 31, 2004 and 2003, significant components of the Company's net deferred taxes are as follows:

	2004	2003
Deferred tax assets:
Accrued liabilities	$578,000	$707,000
Deferred compensation	1,998,000	1,095,000
Basis difference in property and equipment	263,000	—
Net operating loss carryforward	1,658,000	1,458,000
Other	316,000	172,000

Deferred tax assets	$4,813,000	$3,432,000

Deferred tax liabilities:
Prepaid pension	$(122,000)	$—
Tax basis of goodwill in excess of book	(673,000)	(673,000)
Basis difference in property and equipment	(3,064,000)	(3,064,000)
Tax depreciation in excess of book	(11,262,000)	(10,479,000)

Deferred tax liabilities	$(15,121,000)	$(14,216,000)

        At December 31, 2004, the Company has, for federal income tax purposes, approximately $59,000 in alternative minimum tax credit carryforwards and approximately $5,092,000 in net operating loss carryforwards. The net operating loss carryforwards expire over the years 2010 through 2022. The use of the net operating loss carryforwards will be limited by Section 382 of the Internal Revenue Code. The alternative minimum tax credit can be carried forward indefinitely.

12. GAMING OPERATIONS

West Virginia

        The Company derives revenue from the operation of video lottery games in the form of net win on the gross terminal income, or the total cash deposited into a video lottery terminal (VLT) less the value of credits cleared for winning redemption tickets. Pursuant to the Lottery Act (prior to the April 2002 amendment, discussed below), the Company's share of net win was fixed at 47% of the net win after deducting an administration fee of up to 4% of gross terminal revenues first paid to the State of West Virginia.

        In April of 2001, West Virginia amended its video lottery statute to establish among other things a new distribution scheme for the portion of each racetrack's net win in excess of that racetrack's net win for the twelve months ending June 30, 2001 (referred to in the amendment as "Excess Net Terminal Income"). After deducting the administrative fee, the Excess Net Terminal Income will be subject to a 10% surcharge. However, the amendment creates a capital reinvestment fund to which the State will contribute 42% of the surcharge. Generally, for each dollar a racetrack expends on eligible capital improvements for the racetrack and adjacent property, the track will receive a dollar from the capital reinvestment fund. Depending upon the amount of a project, any amount expended in excess of the balance in the capital reinvestment fund may be carried forward three subsequent years. The Company recognizes amounts due from the capital reinvestment fund as qualifying capital expenditures are identified. After deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the Company will receive 42% (as opposed to 47%) of the remaining net win. For Mountaineer Park, the threshold for Excess Net Terminal Income is fixed at approximately $162 million. During 2004 and 2003, the Company recorded revenue at the 47% threshold, except for the period from late February through June 30, 2004 and late March through June 2003, respectively, during which the Company exceeded the Excess Net Terminal Income (based upon the State's June 30 fiscal year end). The Company's qualifying capital expenditures during the 2004 and 2003 periods exceeded amounts contributed to the capital reinvestment fund and at June 30, 2004 such qualifying capital expenditures exceeded contributions by approximately $33.9 million. Accordingly, the Company recognized a receivable of $3,719,000 and $2,793,000 representing its share of the capital reinvestment fund for the 2004 and 2003 period respectively, after which the Company exceeded the threshold. The Company received these funds prior to December 31, 2004 and 2003. The surcharge and the reduction in the net win retention percentage, after consideration of the amounts due from the capital reinvestment fund discussed previously had the affect of increasing statutory payments for the period after which the Company exceeded the threshold by approximately $3.9 million and $3.3 million for 2003 and 2002, respectively.

        On March 21, 2004, the West Virginia Legislature passed SB 197, which, among other things, redeployed to other state purposes a portion of the video lottery proceeds then on deposit that had been reserved for the state's Tourism Promotion Fund, from which Mountaineer Park had been obtaining reimbursement for 50% of the cost of qualifying advertisements. The Tourism Board froze advertising grants during the second quarter of 2004 while it made administrative changes to implement the change in law. Effective July 1, 2004, the percentage of video lottery revenue dedicated to the Tourism Promotion Fund was reduced from 3% to 1.375%, and the remaining 1.625% was redistributed to miscellaneous state projects. These changes will not impact video lottery revenues retained by the Company.

        The Company is subject to annual licensing requirements established by the Lottery Commission; its license has been renewed through June 30, 2005.

        A summary of video lottery gross wagers, less winning patron payouts at Mountaineer Park, for the years ended December 31 is as follows:

	2004	2003	2002
Total gross wagers	$2,910,102,000	$2,804,920,000	$2,657,603,000
Less winning patron payouts	(2,651,375,000)	(2,560,670,000)	(2,433,105,000)

Video lottery revenues	$258,727,000	$244,250,000	$224,498,000

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

        Amounts contributed to these funds for the years ended December 31, including the administrative fee and the Company's share of the capital reinvestment fund, were as follows:

	2004	2003	2002
HBPA purses	$32,189,000	$31,836,000	$30,994,000
Company pension plan	1,193,000	1,143,000	1,065,000
West Virginia general fund	95,763,000	88,809,000	78,859,000
West Virginia Racing Commission	2,385,000	2,286,000	2,131,000
Hancock County general fund	4,770,000	4,571,000	4,261,000
West Virginia tourism promotion fund	5,201,000	6,857,000	6,392,000
Miscellaneous state projects	4,340,000	2,286,000	2,131,000

	$145,841,000	$137,788,000	$125,833,0000

Nevada

        During the years ended December 31, 2004, 2003 and 2002, the Company recorded approximately $7,655,000, $6,970,000 and $7,183,000, respectively, in gaming revenue from its Nevada properties.

Pennsylvania

        On July 5, 2004, Pennsylvania enacted legislation permitting slot machines (initially 3,000 and ultimately up to 5,000) at the licensed racetracks in Pennsylvania, as well as five free-standing slot parlors and two resorts that would be limited to 500 machines for use by guests of the resort. This legislation applies to the Company's Presque Isle Downs project (as discussed in Note 3), subject to licensing by the Pennsylvania Gaming Commission that has recently been created. On August 20, 2004, an applicant for a racing license filed suit in federal court challenging the constitutionality of certain provisions of the new law. Pittsburgh Development, et. al. v. Commonwealth of Pennsylvania, et. al., case number 04-CV-1258 (W.D. Pa.). While no assurances can be given, the Company does not believe the suit will affect the planned development of Presque Isle Downs.

13. RACING OPERATIONS

West Virginia

        The Company conducts thoroughbred horse racing at Mountaineer Park. Under West Virginia Horse Racing Law, the Company's commission revenue is a designated portion of the parimutuel wagering handle (amounts wagered).

        The Company is subject to annual licensing requirements established by the Racing Commission. The Company's license was renewed and will remain effective through December 31, 2005.

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

        A summary of the Mountaineer Park parimutuel handle and deductions, including satellite off-track wagering, for the years ended December 31 are as follows:

	2004	2003	2002
Total parimutuel handle	$377,222,000	$371,608,000	$297,054,000
Less patron's winning tickets and breakage	(359,176,000)	(353,030,000)	(280,801,000)

	18,046,000	18,578,000	16,253,000
Less:
Parimutuel tax paid to:
West Virginia and Hancock County	(466,000)	(480,000)	(495,000)
Purses and Horsemen's Association	(7,984,000)	(8,238,000)	(7,101,000)

	$9,596,000	$9,860,000	$8,657,000

Ohio

        The Company as of July 31, 2003 acquired Scioto Downs in Columbus, Ohio; a harness racing track that operates year round as a simulcast facility and which offers live racing beginning the first Thursday in May to the middle of September. In 2004 live racing began on May 6 and ended on September 18, equating to 93 live race days. Scioto Downs received Racing Commission approval to reduce its live race days by 20 days from the 2003 racing season. By racing code law, Scioto Downs must race a minimum of 110 days, unless granted an exception by the State Racing Commission. An exception was granted for 2004.

        Scioto Downs conducts harness racing at its facility under a racing license issued by the Ohio State Racing Commission; revenue is derived from commissions earned on parimutuel wagering. The Company is subject to an annual review of its license. The current license is in effect until December 31, 2005.

        Scioto Downs has a contract with the Ohio Harness Horsemen's Association (OHHA), which acts as an agent for the owners, trainers and grooms, providing certain benefits to these individuals. Scioto Downs' management meets with the OHHA throughout the season reviewing purses offered and various promotional activities. On a quarterly basis, the OHHA approves a quarter of a percent reimbursement to Scioto Downs based upon the handle for approved promotional activities to which both parties have agreed.

        Scioto Downs' revenue from racing operations is derived from commissions earned on parimutuel wagering on live races and races conducted at other "host" racetracks and broadcast live (i.e., import simulcast) at Scioto Downs. In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with preset odds. The dollars wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The harness track acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a commission, from which the track pays state, and local taxes, purses and track expenses. The Ohio State Racing Commission fixes Scioto Downs parimutuel commission rates. The commission rates are fixed as a percentage of the total handle or amount wagered at the track. Commission rates vary for the straight wagering versus the exotic wagering.

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

        The state funds allocated to each track are restricted funds and cannot be used for any other purpose than purse payments or the quarter of a percent reimbursement to a track for promotional activities agreed to by the track and horsemen's association.

        Scioto Downs receives the "breakage," which is the odd cents by which the amount payable on each dollar wagered in a parimutuel pool exceeds a multiple of ten cents. By law, a portion of this is allocated to the state purse fund and the horsemen.

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

        Scioto Downs' parimutuel handle for 2004 and from the date of acquisition through the end of 2003 was $45.5 million and $18.7 million, respectively. After patron winning tickets of $35.8 million and $14.6 million, parimutuel taxes and purse fund payments and including export signal revenue, Scioto Downs generated parimutuel commissions of $3,839,000 and $1,481,000, respectively for 2004 and 2003.

13. QUARTERLY DATA (UNAUDITED)

	Quarter Ended
	March 31	June 30	September 30	December 31(1)
2004:
Revenues	$75,695,000	$83,152,000	$85,157,000	$71,218,000
Less promotional allowances	(1,106,000)	(1,063,000)	(1,296,000)	(1,153,000)

Net revenues	74,589,000	82,089,000	83,861,000	70,065,000
Gross profit	26,099,000	28,314,000	33,123,000	26,380,000
Net income	$3,019,000	$3,004,000	$5,862,000	$2,570,000
Basic net income per common share	$0.11	$0.11	$0.21	$0.09
Diluted net income per common share	$0.11	$0.10	$0.20	$0.09
Weighted average shares outstanding—basic	28,176,534	28,535,266	28,551,201	28,575,920
Weighted average shares outstanding—diluted	28,691,097	28,856,243	28,884,256	28,896,269

(1)
Includes a $726,000 reduction in depreciation expense relating to the updated valuation of Binion's assets and liabilities. (See Note 4 "Acquisition of Binion's Horseshoe Hotel and Casino.")

	Quarter Ended
	March 31	June 30	September 30	December 31
2003:
Revenues	$63,602,000	$75,507,000	$84,063,000	$70,434,000
Less promotional allowances	(1,155,000)	(1,190,000)	(1,415,000)	(1,239,000)

Net revenues	62,447,000	74,317,000	82,648,000	69,195,000
Gross profit	21,868,000	24,390,000	30,647,000	24,927,000
Net income	$3,326,000	$3,536,000	$5,989,000	$2,289,000
Basic net income per common share	$0.12	$0.13	$0.22	$0.08
Diluted net income per common share	$0.12	$0.12	$0.21	$0.08
Weighted average shares outstanding—basic	27,703,291	27,919,903	27,798,876	27,828,024
Weighted average shares outstanding—diluted	28,482,304	28,436,680	28,364,874	28,551,259

Common Stock Prices

	Per Quarter
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2004:
High	$11.07	$10.95	$11.00	$10.94
Low	9.35	8.70	9.24	8.78
2003:
High	$8.05	$8.91	$8.99	$11.20
Low	5.26	6.51	7.75	9.63

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation for Winner's Entertainment, Inc. dated August, 17, 1993 (incorporated by reference to our Form 10-K for the fiscal year ended December 31, 1993).
3.2	Amended By Laws (incorporated by reference to our report on Form 8-K filed February 20, 1998).
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Winner's Entertainment, Inc. dated October 10, 1996 (incorporated by reference to our report on Form 8-K filed November 1, 1996).
4.1	Excerpt from Common Stock Certificates (incorporated by reference to our report on Form 10-K filed March 30, 2001).
4.2	Indenture dated March 25, 2003 entered into by the Company, the Guarantors (as defined in the Indenture) and Wells Fargo Bank Minnesota, National Association, as Trustee [exhibits and annexes omitted] (incorporated by reference to our report on Form 10-K filed March 31, 2003).
4.3	Supplemental Indenture dated as of July 31, 2003 by and between Scioto Downs, Inc., as Additional Guarantor, and Wells Fargo Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 4.3 of the Company's registration statement on Form S-4 (Amendment No. 1), filed August 6, 2003 (Registration No. 333-105528))
4.4	Supplemental Indenture dated as of April 23, 2004, by and between Speakeasy Gaming of Fremont, Inc., as Additional Guarantor, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2004)
10.1	Third Amended and Restated Credit Agreement dated March 28, 2003 among the Company, Mountaineer Park, Inc., Presque Isle Downs, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc. and Racing Acquisition, Inc., as Borrowers, and Wells Fargo Bank, N.A., National Bank of Pennsylvania, and Branch Banking and Trust Company, as Lenders (incorporated by reference to our Form 10-Q filed May 15, 2003).
10.2	Revolving Credit Note dated March 28, 2003 in the amount of $50,000,000 made in favor of Wells Fargo Bank, N.A., as Agent Bank (incorporated by reference to our Form 10-Q filed May 15, 2003).
10.3	Security Agreement dated March 28, 2003 entered by the Company in favor of Wells Fargo Bank., N.A. as Agent Bank (incorporated by reference to our Form 10-Q filed May 15, 2003).
10.4	Credit Line Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents dated March 28, 2003 made by Mountaineer Park, Inc. in favor of Wells Fargo Bank as Agent Bank (incorporated by reference to our Form 10-Q filed May 15, 2003).
10.5	Second Amendment to Third Amended and Restated Credit Agreement, entered as of November 12, 2003, by and between the Company and certain of its subsidiaries, as Borrowers, and Wells Fargo Bank, National Association, as Agent Bank (incorporated by reference to our Form 10-Q filed November 14, 2003).
10.6	Supplement to Schedule No. 02248-007 to Master Lease (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2002).
10.7	Schedule No. 02248-008 to Master Lease (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2002).
10.8	Supplement to Schedule No. 02248-008 to Master Lease (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2002).
10.9	MTR Gaming Group, Inc. 2002 Employee Stock Incentive Plan (incorporated by reference to the Company's report on Form 10-Q for the quarter ended September 30, 2002).

10.10	Promissory Note made by MTR Gaming Group, Inc. in favor of Wells Fargo Equipment Finance, Inc. in connection with the purchase by the Company of an airplane (incorporated by reference to our Form 10-K filed March 31, 2003).
10.11	Employment Agreement dated September 28, 2001 between the Company and Edson R. Arneault (incorporated by reference to the Company's report on Form 10-Q for the quarter ended September 30, 2001).
10.12	Employment Agreement dated October 15, 2003 between the Company and Roger M. Szepelak (incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 2003).
10.13	Agreement dated January 7, 2004 between Mountaineer Park, Inc. and Racetrack Employees Union Local No. 101 [schedules omitted] (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2004).
10.14	Agreement dated January 10, 2004 between Mountaineer Park, Inc. and Mountaineer Park Horsemen's Benevolent and Protective Association, Inc. (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2004).
10.15	Purchase and Sale Agreement entered as of February 9, 2004 by and among HHLV MANAGEMENT COMPANY, LLC, a Nevada limited liability company ("Seller"), SPEAKEASY GAMING OF FREMONT, INC., a Nevada corporation ("Buyer") and MTR GAMING GROUP, INC., a Delaware corporation ("Guarantor") [exhibits and schedules omitted] (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2004).
10.16	Joint Operating License Agreement between Speakeasy Gaming of Fremont, Inc. and HHLV Management Company, LLC [exhibits omitted] (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2004).
10.17	First Amendment to Joint Operating License Agreement, made March 10, 2004, between Speakeasy Gaming of Fremont, Inc. and HHLV Management Company, LLC (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2004).
10.18	Ground Lease dated as of the Effective Date (as defined in such lease) by and between The Doris E. Hamilton Family Limited Partnership, Darlene J. Staufer, Trustee of the Mable I. Elwell Inter Vivos Trust; Sharon Griffin, Thomas W. Church; Terry Rand McMelroy, Trustee of the Terry McMelroy Trust, and Speakeasy Gaming of Fremont, Inc. ("SGFI") (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2004).
10.19	Ground Lease dated as of March 10, 2004, by and between the Linda Jeanine Isola Present Interest Trust and/or assignees) and SGFI (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2004).
10.20	Assignment and Assumption of Lease (Arlington) dated March 11, 2004 by and between the Horseshoe Club Operating Company and SGFI (filed herewith).
10.21	Assignment and Assumption of Lease (Hines/Rittenhouse) dated March 11, 2004 by and between the Horseshoe Club Operating Company and SGFI (filed herewith).
10.22	Assignment and Assumption of Lease (Voulthard/Silvagni) dated March 11, 2004 by and between Horseshoe Club Operating Company and SGFI (filed herewith).
10.23	Assignment and Assumption of Lease (Horseshoe Garage) dated March 11, 2004 by and between Horseshoe Club Operating Company and SGFI (filed herewith).
10.24	Purchase Agreement dated as of May 6, 2004 by and among MTR-Harness Inc., Southwest Casino and Hotel Corp., and North Metro Harness Initiative, LLC (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2004)

10.25	Member Control Agreement of North Metro Harness Initiative, LLC dated as of June 8, 2004 by and among Southwest Casino and Hotel Corp., MTR-Harness, LLC, and MTR Gaming Group, Inc. (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2004).
10.26	Fourth Amendment, dated as of June 4, 2004, to Third Amended and Restated Credit Agreement dated as of March 28, 2003, as amended, by and among MTR Gaming Group, Inc., Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc., Presque Isle Downs, Inc. Scioto Downs, Inc., and Speakeasy Gaming of Fremont, Inc., as Borrowers, and Wells Fargo Bank, National 'Association, as Agent Bank (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2004).
10.27	Security Agreement and Pledge of Stock dated as of June 29, 2004 by and between MTR Gaming Group, Inc. as Debtor and Wells Fargo Bank, National Association, as Agent Bank and Secured Party (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2004).
10.28	Fifth Amendment, dated as of September 24, 2004, to Third Amended and Restated Credit Agreement dated as of March 28, 2003, as amended, by and among MTR Gaming Group, Inc., Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Reno, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., and Speakeasy Gaming of Fremont, Inc., as Borrowers, and Wells Fargo Bank, National Association, as Agent Bank (incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2004).
10.29	Six Amendment, dated as of September 29, 2004 to Third Amended and Restated Credit Agreement dated as of March 28, 2003, as amended, by and among MTR Gaming Group, Inc. Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, inc., Speakeasy Gaming of Reno, Inc. Presque Isle Downs, Inc., Scioto Downs, Inc., and Speakeasy Gaming of Fremont, Inc., as Borrowers, and Wells Fargo Bank, National Association, as Agent Bank (incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2004).
10.30	First Amendment to Employment Agreement dated December 22, 2004 between the Company and Edson $. Arneault (incorporated by reference to the Company's report on Form 8-K filed December 2004).
10.31	Employment Agreement by and between the Company and Robert A. Blatt (incorporated by reference to the Company's report on Form 8-K filed December 27, 2004).
10.32	2004 Stock Incentive Plan (Incorporated by reference to the Company's Proxy Statement filed June 18, 2004).
14.1	Code of Ethics and Business Conduct of the Company (incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 2003).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Certification of Edson R. Arneault pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Edson R. Arneault in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of John W. Bittner, Jr. in accordance with 18 U.S.C. Section 1350 (filed herewith).

QuickLinks

TABLE OF CONTENTS
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY
  ITEM 11. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
  ITEM 12. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
MTR GAMING GROUP, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
MTR GAMING GROUP, INC. CONTENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MTR GAMING GROUP, INC. CONSOLIDATED BALANCE SHEETS
MTR GAMING GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
MTR GAMING GROUP, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
MTR GAMING GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
MTR GAMING GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT INDEX