Form 10-K/A
period 2004-12-31
MTR GAMING GROUP INC
filed 2005-04-29
CIK 834162

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K/A for the year ended December 31, 2004 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 16, 2005, is being filed to amend Item 9A.

At the time of the Original Filing, the Company elected to utilize the 45 day extension offered to certain registrants by the Securities and Exchange Commission to extend the filing of management’s report on internal control over financial reporting as required by section 404 of the Sarbanes-Oxley Act of 2002 and for the Company’s independent registered public accounting firm to attest to this report.  Management’s report on internal controls over financial reporting and the related attestation report of the Company’s independent registered public accounting firm are included in the Amendment No. 1 in Item 9A.

As a result of this amendment, an additional Consent of Independent Registered Public Accounting Firm dated April 28, 2005 to cover the report related to our internal control over financial reporting dated April 27, 2005 is being filed.

Except for the matters disclosed in Item 9A and for the new Exhibit 23.1,31.1,31.2, this Form 10-K/A continues to speak as of the date of the Original Filing and the Company has not updated the disclosures contained therein to reflect events that have occurred since the date of the Original Filing.

ITEM 9A. CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures

                Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us would be made known to them by others within the Company, particularly during the period in which this Form 10-K Annual Report was being prepared.

(b)           Changes in internal controls

                There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

(c)           Management’s Report on Internal Control Over Financial Reporting

                Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended).  Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2004.  In making this assessment, our management used the criteria ser forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on these criteria.

                Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

                The Company’s independent registered public accounting firm that audited the financial statements included in this Annual Report issued an attestation report on our management’s assessment of the Company’s internal control over financial reporting.

(d)           Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of MTR Gaming Group, Inc.:

We have audited management’s assessment included in the accompanying Management’s Report on Internal Control Over Financial Reporting and appearing in the accompanying Item 9A(c) Controls and Procedures, that MTR Gaming Group, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MTR Gaming Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that MTR Gaming Group, Inc.  maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, MTR Gaming Group, Inc.  maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheets of MTR Gaming Group, Inc.  as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of the Company and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
April 27, 2005

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                The following exhibits are filed with this report as indicated below:

Exhibit Number	Description of Exhibit
23.1	Consent of Ernst & Young, LLP Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MTR Gaming Group, Inc.

Dated: April 29, 2005	By:	/s/ JOHN W BITTNER, JR.
John W. Bittner, Jr
Chief FinancialOfficer
(Principal Accounting Officer)