Form 10-Q
period 2005-03-31
MTR GAMING GROUP INC
filed 2005-05-10
CIK 834162

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $.00001 PAR VALUE

Class
28,684,960
Outstanding at May 5, 2005

MTR GAMING GROUP, INC.
INDEX FOR FORM 10-Q

PART 1
FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.

CONDENSED AND CONSOLIDATED BALANCE SHEETS

	MARCH 31 2005	DECEMBER 31 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,627,000	$22,443,000
Restricted cash	1,158,000	604,000
Accounts receivable, net of allowance for doubtful accounts of $109,000 in 2005 and $91,000 in 2004	7,396,000	4,417,000
Accounts receivable—West Virginia Lottery Commission	1,857,000	—
Inventories	3,143,000	2,877,000
Deferred financing costs	1,472,000	1,469,000
Prepaid taxes	505,000	505,000
Deferred income taxes	962,000	962,000
Other current assets	3,961,000	2,262,000
Total current assets	51,081,000	35,539,000
Property:
Land	34,731,000	34,731,000
Building	162,756,000	157,843,000
Equipment and automobiles	78,828,000	77,037,000
Furniture and fixtures	16,281,000	16,252,000
Construction in progress	18,745,000	10,082,000
	311,341,000	295,945,000
Less accumulated depreciation	(78,702,000)	(73,403,000)
	232,639,000	222,542,000
Other assets:
Goodwill	1,492,000	1,492,000
Other intangibles	14,285,000	14,285,000
Note receivable	—	2,172,000
Deferred income taxes	3,851,000	3,851,000
Deferred financing costs, net of current portion	4,405,000	4,775,000
Deposits and other	17,672,000	15,371,000
	41,705,000	41,946,000
Total assets	$325,425,000	$300,027,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,596,000	$2,966,000
Accounts payable—West Virginia Lottery Commission	—	677,000
Accrued payroll and payroll taxes	4,478,000	2,308,000
Accrued tax liability	1,738,000	—
Accrued interest	6,398,000	3,244,000
Other accrued liabilities	12,599,000	6,258,000
Current portion of capital leases	1,035,000	1,792,000
Current portion of long-term and other debt	384,000	383,000
Total current liabilities	39,228,000	17,628,000
Capital lease obligations, net of current portion	3,000	4,000
Long-term and other debt, less current portion	133,091,000	133,133,000
Deferred leasehold obligation	5,155,000	5,177,000
Long-term deferred compensation	6,576,000	5,710,000
Deferred income taxes	15,121,000	15,121,000
Total liabilities	199,174,000	176,773,000
Shareholders’ equity:
Common stock	—	—
Paid in capital	62,006,000	61,892,000
Retained earnings	64,245,000	61,362,000
Total shareholders’ equity	126,251,000	123,254,000
Total liabilities and shareholders’ equity	$325,425,000	$300,027,000

MTR GAMING GROUP, INC.
CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED MARCH 31
	2005	2004
Revenues:
Gaming	$67,224,000	$66,460,000
Parimutuel commissions	2,156,000	2,208,000
Food, beverage and lodging	6,697,000	5,422,000
Other	1,865,000	1,605,000
Total revenues	77,942,000	75,695,000
Less promotional allowances	(1,354,000)	(1,271,000)
Net revenues	76,588,000	74,424,000
Costs of revenues:
Cost of gaming	39,875,000	40,167,000
Cost of parimutuel commissions	2,020,000	1,974,000
Cost of food, beverage and lodging	5,241,000	4,208,000
Cost of other revenue	1,622,000	2,045,000
Total costs of revenues	48,758,000	48,394,000
Gross profit	27,830,000	26,030,000
Selling, general and administrative expenses:
Marketing and promotions	1,820,000	2,213,000
General and administrative	12,544,000	10,713,000
Depreciation and amortization	5,854,000	4,943,000
Total selling, general and administrative expenses	20,218,000	17,869,000
Operating income	7,612,000	8,161,000
Equity in loss of unconsolidated joint venture	(46,000)	—
Gain on disposal of property	16,000	—
Interest income	98,000	61,000
Interest expense	(3,068,000)	(3,429,000)
Income before provision for income taxes	4,612,000	4,793,000
Provision for income taxes	(1,729,000)	(1,774,000)
Net Income	$2,883,000	$3,019,000
NET INCOME PER SHARE—BASIC	$0.10	$0.11
NET INCOME PER SHARE—ASSUMING DILUTION	$0.10	$0.11
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	28,619,868	28,176,534
Diluted	28,990,665	28,691,097

MTR GAMING GROUP, INC.
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	THREE MONTHS ENDED MARCH 31
	2005	2004
Cash flows from operating activities:
Net income	$2,883,000	$3,019,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,854,000	4,943,000
Deferred leasehold amortization	(22,000)	—
Net change in allowance for doubtful accounts	18,000	—
Deferred compensation	866,000	380,000
Gain on disposal of property	(16,000)	—
Equity in loss of unconsolidated joint venture	46,000	—
Changes in operating assets and liabilities:
Accounts receivable net of allowance	(4,854,000)	950,000
Other current assets	(1,965,000)	(358,000)
Accounts payable and accrued liabilities	17,356,000	7,615,000
Net cash provided by operating activities	20,166,000	16,549,000
Cash flows from investing activities:
Restricted cash	(554,000)	(571,000)
Acquisition of Binion’s Horseshoe Hotel and Casino	—	(22,105,000)
Deposits and other	(159,000)	(630,000)
Capital expenditures	(10,529,000)	(4,255,000)
Net cash used in investing activities	(11,242,000)	(27,561,000)
Cash flows from financing activities:
Proceeds from exercise of stock options	114,000	1,022,000
Financing cost paid	—	(200,000)
Proceeds from the issuance of long-term debt	—	7,000,000
Principal payment on long term debt and capital leases	(854,000)	(2,123,000)
Net cash (used in) provided by financing activities	(740,000)	5,699,000
NET INCREASE (DECREASE) IN CASH	8,184,000	(5,313,000)
Cash, beginning of period	22,443,000	26,796,000
Cash, End of Period	$30,627,000	$21,483,000
Supplemental disclosure of cash flow information:
Cash paid during the quarter for:
Interest	$167,000	$243,000

MTR GAMING GROUP, INC.
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The condensed and consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain reclassifications have been made to the prior year’s consolidated financial statement presentation to conform to the current presentation. These reclassifications did not affect the the Company’s net income or cash flows.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2004.

NOTE 2—GAMING OPERATIONS

In April of, 2001, West Virginia amended its video lottery statute to establish among other things, a new distribution scheme for the portion of each racetrack’s net win in excess of that racetrack’s net win for the twelve months ending June 30, 2001. After deducting the State Lottery Commission 4% administrative fee, this “Excess Net Terminal Income”—as it is referred to in the law—will be subject to a 10% surcharge. However, the amendment created a capital reinvestment fund to which the State will contribute 42% of the surcharge. Generally, for each dollar the property expends on eligible capital improvements for the racetrack and adjacent property, the track will receive a dollar from the capital reinvestment fund. Depending upon the amount of a project, any amount expended in excess of the balance in the capital reinvestment fund may be carried forward three subsequent years. The Company recognizes amounts due from the capital reinvestment fund as qualifying capital expenditures are identified. After deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the racetracks will receive 42% (as opposed to 47%) of the remaining net win. The Company exceeded the Excess Net Terminal Income threshold during the beginning of March 2005 as compared to the latter part of February 2004 and as a result the additional statutory payments (net) in 2005 are comparable to those in the same period of 2004. The Company will continue to exceed the threshold and incur additional statutory payments during the second quarter of 2005.

In April of 2005, West Virginia passed legislation that increased the portion of the racetracks’ net win that is contributed to the employee pension funds from .5% to 1%. This ..5% increase, which is effective July 8, 2005, is applied to the racetracks’ net win up to the Excess Net Terminal Income threshold (for Mountaineer Park, the first $160 million). Additionally, the legislation requires that Mountaineer Park reallocate 1 1/2% of net win previously used for the payment of regular purses into the West Virginia Thoroughbred and Greyhound Breeder Development Funds. This change is also effective July 8, 2005 and likewise applies until Mountaineer Park reaches its Excess Net Terminal Income threshold.

MTR GAMING GROUP, INC.
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—GAMING OPERATIONS (Continued)

On July 5, 2004, Pennsylvania enacted legislation permitting slot machines (initially 3,000 and ultimately up to 5,000) at the licensed racetracks in Pennsylvania, as well as five free-standing slot parlors and two resorts that would be limited to 500 machines for use by guests of the resort. This legislation applies to the Company’s Presque Isle Downs project (as discussed in Note 3), subject to licensing by the Pennsylvania Gaming Control Board that has recently been created. On August 20, 2004, an applicant for a racing license filed suit in federal court challenging the constitutionality of certain provisions of the new law. Pittsburgh Development, et. al. v. Commonwealth of Pennsylvania, et. al., case number 04-CV-1258 (W.D. Pa.). While no assurances can be given, the Company does not believe the suit will affect the planned development of Presque Isle Downs.

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

In July of 2004, the Pennsylvania Legislature passed, and Governor Rendell signed into law, a bill permitting slot machines at the Commonwealth’s licensed racetracks (including Presque Isle Downs) and certain other locations. The new law contemplates the newly formed Gaming Control Board permitting the operation of slot machines in temporary facilities for up to three years pending the construction and opening of permanent facilities. The Company intends to open a temporary gaming facility in 2006 (subject to licensing and potential delays encountered by the Commonwealth in its launch of this new business).

The Company’s plans call for a state-of-the-art horse racing facility featuring racing as well as concerts, nightly entertainment, and fine and casual dining. The initial gaming facility will contain approximately 1,800 slot machines. The completed facility will contain a thoroughbred racetrack, a grandstand and clubhouse, barns, a paddock, and related facilities for the horses, jockeys, and trainers, and approximately 1200 parking spaces.

The currently licensed and planned construction site for Presque Isle Downs is a 272-acre site on Route 97 in Summit Township (the “Licensed Site). In April 2004 and March 2005, the Company purchased parcels aggregating approximately 270 acres of the Licensed Site for a total of approximately $10.0 million. An additional $1 million is payable in connection with previously acquired parcels if the Company commences gaming operations at Presque Isle Downs.

While the Company had contemplated breaking ground for the construction of Presque Isle Downs in May 2005, the Company now plans to commence construction immediately after obtaining its license from the Pennsylvania Gaming Control Board, but in any event in time to satisfy the condition of its racing license that the Company commence live racing by December of 2007.

MTR GAMING GROUP, INC.
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—RACETRACK OPERATIONS (Continued)

The Company also identified alternative sites for the construction of Presque Isle Downs that were not available when the Company applied for the license. On March 22, 2002, the Company entered into an agreement whereby the Company advanced $2 million to a third-party for the purpose of acquiring certain real property in Erie County, Pennsylvania (known as the Green Shingle site) as one of the alternative sites for the proposed racetrack. The loan matured on March 31, 2005, and the Company is in the process of closing on this transaction. In October 2003, the Company completed the acquisition of 130 acres previously under contract for $2.6 million including previous land option payments. This acreage adjoins the Green Shingle site. In October 2004, the Company completed the acquisition of a third site, known as the International Paper site, comprised of approximately 215 acres of real property and certain buildings on Lake Erie. The purchase price was $2.8 million. The Company has recently made the decision to construct Presque Isle Downs on the Route 97 site and is currently investigating and evaluating sale and other development opportunities for the alternative sites.

NOTE 4—ACQUISITIONS

Acquisition of Binion’s Horseshoe Hotel and Casino

On March 11, 2004, the Company completed the acquisition of Binion’s Horseshoe Hotel and Casino (“Binion’s”) in downtown Las Vegas and entered into a Joint Operating License Agreement with an affiliate of Harrah’s Entertainment, Inc. (“Harrah’s”). The Company’s wholly-owned subsidiary, Speakeasy Gaming of Fremont, Inc., obtained title to the property and equipment for $20.0 million (exclusive of transaction costs aggregating $658,000), free and clear of all debts, subject to increase by $5.0 million if, at the termination of the Joint Operating Agreement, Harrah’s has achieved certain operational milestones. Separately, the Company purchased for $1.8 million a parcel of land previously subject to a ground lease. The Company also assumed or entered into ground leases for certain portions of the acreage upon which the property is situated. The leases have terms ranging from 28 to 71 years and aggregate current annual rentals of approximately $6.2 million. The rentals are subject to certain periodic increases. The purchase price was funded with cash on hand and borrowings of $1.8 million under the Company’s revolving credit facility. Harrah’s served as the primary day-to-day operator of the property on an interim basis, subject to certain oversight and review by a joint committee of the two companies. The joint operating agreement had an initial term of one year and Harrah’s could have extended for up to an additional two years. During the term of the joint operating agreement, the Company received guaranteed payments, net of all of the property’s operating expenses including the ground leases. The Company received $428,000 during the first quarter of 2005 and $214,000 during March 2004, and received an aggregate of $2.4 million for the initial one-year term. On October 26, 2004, Harrah’s notified the Company that Harrah’s would not extend the joint operating agreement beyond the initial one-year term. Accordingly, the Company took over the operations of Binion’s on March 10, 2005 and renamed it Binion’s Gambling Hall & Hotel. The Company is currently analyzing financial information that indicates whether Harrah’s achieved the specified operational milestones and the additional purchase price payment of $5 million is required. The $5 million has been accrued at March 31, 2005 and added to the cost of the acquisition. However, this accrued (noncash) amount has not been reflected in the condensed and consolidated statement of cash flows for the three months ended March 31, 2005.

MTR GAMING GROUP, INC.
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—ACQUISITIONS (Continued)

The acquisition has been accounted for under the purchase method. The Binion’s results, which were limited to payments received under the joint operating agreement, depreciation expense, and amortization of deferred leasehold obligation until the March 10, 2005 take-over date, have been included in the Company’s consolidated results from the date of acquisition. The purchase price has been allocated to the assets acquired consisting of land, building, equipment, intangible and other assets based upon an independent asset valuation. The purchase price has been allocated as follows:

Current assets	$650,000
Other assets	166,000
Property and equipment	30,832,000
Intangible assets	1,060,000
Deferred leasehold obligation	5,250,000

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

Acquisition of 50% Interest in North Metro Harness Initiative, LLC

In June 2004, the Company’s wholly-owned subsidiary, MTR-Harness, Inc., acquired for an initial investment of $10,000, a 50% interest in North Metro Harness Initiative, LLC (“North Metro”), then a subsidiary of Southwest Casino and Hotel Corporation. North Metro filed an application with the Minnesota Racing Commission to construct and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota, approximately 30 miles north of downtown Minneapolis on a 165-acre site currently under option. The racetrack will be the second of only two racetracks permitted by current law in the seven county Minneapolis metropolitan area. The Company will invest an additional $7.5 million, but could elect to contribute additional capital or provide credit enhancements.

On January 19, 2005 the Minnesota Racing Commission granted North Metro’s license application to construct and operate a harness racetrack. Minnesota law permits licensed racetracks to operate a card room with up to 50 tables offering “non-banked” games (those in which the players play only against each other instead of against the house), subject to completion of the racetrack’s first 50-day live race meet and regulatory approval of a card room plan of operation. North Metro intends to commence card room operations at the earliest practicable date.

In February 2005, the Company invested $600,000 in North Metro (as part of MTR’s undertaking to invest up to $7.5 million in North Metro).

MTR GAMING GROUP, INC.
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—EQUITY TRANSACTIONS

During the three months ended March 31, 2005, holders of previously issued options to purchase the Company’s common stock exercised options to purchase a total of 43,200 shares of the Company’s common stock at prices of $2.50 per share or $8.00 per share by delivery of cash proceeds of $114,000. During the three months ended March 31, 2004, holders of a previously issued options to purchase the Company’s common stock exercised options to purchase a total of 661,000 shares of the Company’s common stock at a price of $2.00 per share by delivery of cash proceeds of $3,115,000 and 30,675 shares of common stock (in connection with the exercise price and applicable withholding taxes).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” (Statement No. 123) to employee stock-based awards.

	Three Months Ended March 31,
	2005	2004
Net Income, as reported	$2,883,000	$3,019,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(66,000)	(66,000)
Pro Forma net income	$2,817,000	$2,953,000
Earnings per share:
Basic, as reported	$0.10	$0.11
Basic, pro forma	$0.10	$0.10
Diluted, as reported	$0.10	$0.11
Diluted, pro forma	$0.10	$0.10

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

For the Company, adoption of Statement 123(R) was required no later than July 1, 2005. However, in April 2005 The Securities and Exchange Commission extended the effective date of implementation for registrants that are not small businesses to no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company expects to adopt Statement 123(R) on January 1, 2006.

On April 13, 2005, the Board of Directors granted to certain personnel non-qualified stock options to purchase a total of 165,000 shares of the Company’s common stock. The options were granted pursuant to the Shareholder ratified 2004 Stock Incentive Plan.

MTR GAMING GROUP, INC.
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—EQUITY TRANSACTIONS (Continued)

In April 2005, holders of previously issued options to purchase the Company’s stock exercised options to purchase a total of 50,000 shares of the Company’s common stock at a price of $6.25 per share by delivery of cash proceeds of $312,500.

NOTE 6—INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 (Statement 109), Accounting for Income Taxes. Under Statement 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income taxes reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance, when determined to be necessary, is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. There is no valuation allowance at March 31, 2005 and 2004. The Company and its subsidiaries file a consolidated federal income tax return.

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

On March 28, 2003, the Company entered into the Third Amended and Restated Revolving Credit Agreement in the amount of $50 million with Wells Fargo Bank. Under the Third Amended and Restated Credit Agreement, up to $10.0 million will be available for use in connection with letters of credit, and up to $10.0 million in short term funds will be available for use under a “swing line” facility on same-day notice to the lenders. In general, borrowings under the Third Amended and Restated Credit Agreement will bear interest based, at the Company’s option, on either the agent bank’s base rate or LIBOR, in each case plus a margin. The applicable margin will be based on the leverage ratio at the time and will range from 75 to 275 basis points for base rate loans and 200 to 400 basis points for LIBOR loans. During the three months ended March 31, 2004 the Company borrowed $7.0 million under the Third Amended and Restated Credit Agreement. There were no borrowings during the three months ended March 31, 2005.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

This document includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Sources of Capital” regarding the Company’s strategies, plans, objectives, expectations, and future operating results are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, will likely continue and similar terms and phrases, and include all discussions of our plans for the design, development, construction and operation of proposed racetracks and our plans for acquisition of properties and operations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to a number of risks and uncertainties that could cause the statements made to be incorrect and/or for actual results to differ materially. Those risks and uncertainties include but are not limited to weather conditions or road conditions limiting access to the Company’s properties and the cyclical and seasonal nature of the Company’s business, adverse changes in West Virginia video lottery laws or the rates of taxation of video lottery operations, legalization of new forms of gaming in the Company’s target markets, which would lead to increased competition, other significant competition, general economic conditions affecting the resort business, dependence upon key personnel and the ability to attract new personnel, changes in the number of diluted shares, leverage and debt service, expiration, loss or non-renewal of gaming licenses, costs associated with maintenance and expansion of Mountaineer Park’s infrastructure to meet the demands attending increased patronage, costs and risks attending construction, expansion of operations, continued dependence on Mountaineer Park for the vast majority of our revenues, disruption in developing and integrating our Pennsylvania Minnesota, and Dowtown Las Vegas operations and other facilities the Company may expand and/or acquire (including Jackson Trotting Association, LLC in Jackson, Michigan), extensive regulation by gaming and racing authorities, environmental laws and potential exposure to environmental liabilities, limited public market and liquidity, shares eligible for future sale, and successful cross-marketing of the Company’s properties, litigation risk concerning our recently granted license to build a new racetrack in Minnesota, success of our planned advance deposit wagering business for Scioto Downs, and other factors and risks detailed from time to time in our Securities and Exchange Commission filings and press releases. The Company does not intend to update publicly any forward-looking statements, except as may be required by law.

RESULTS OF OPERATIONS

MTR Gaming Group, Inc. (“the Company”), through its wholly-owned subsidiaries, owns and operates the Mountaineer Racetrack and Gaming Resort (“Mountaineer Park”) in Chester, West Virginia, Scioto Downs in Columbus, Ohio (a harness racetrack acquired on July 31, 2003) and the Ramada Inn and Speedway Casino in North Las Vegas, Nevada (the “Speedway Property”). Through a wholly-owned subsidiary, Speakeasy Gaming of Fremont, Inc. (“Speakeasy Fremont”), the Company purchased the assets of Binion’s Horseshoe Hotel and Casino (“Binion’s”) in Las Vegas, Nevada on March 11, 2004 and entered into a Joint Operating License Agreement with an affiliate of Harrah’s Entertainment (“Harrah’s”) pursuant to which Harrah’s served as the primary day-to-day operator of the property until March 10, 2005, at which time the Company renamed the property Binion’s Gambling Hall & Hotel. The Company, through its wholly-owned subsidiary, Presque Isle Downs, Inc. (“Presque Isle Downs”), has obtained a license to build a thoroughbred racetrack and operate parimutuel wagering in Erie,

Pennsylvania, which the Company intends to build, subject to various development risks. Additionally, as a result of gaming legislation passed in Pennsylvania in July 2004, and subject to licensing by the Pennsylvania Gaming Control Board that has recently been created, the Company anticipates operating slot machines at Presque Isle Downs.

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

In June 2004, the Company’s wholly-owned subsidiary, MTR-Harness, Inc., acquired a 50% interest in North Metro Harness Initiative, LLC (“North Metro”), then a subsidiary of Southwest Casino and Hotel Corporation. North Metro filed an application with the Minnesota Racing Commission to construct and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota, approximately 30 miles north of downtown Minneapolis on a 165-acre site currently under option. On January 19, 2005 the Minnesota Racing Commission granted North Metro’s license application (judicial review pending) to construct and operate a harness racetrack. Minnesota law permits licensed racetracks to operate a card room with up to 50 tables offering “non-banked” games (those in which the players play only against each other instead of against the house), subject to completion of the racetrack’s first 50-day live race meet and regulatory approval of a card room plan of operation. North Metro intends to commence card room operations at the earliest practicable date.

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

Investments in infrastructure and amenities at Mountaineer Park, which allow us to provide our patrons a higher quality, diversified gaming and entertainment experience, have and will continue to drive growth in our revenues. Management continues to pursue legislation, which did not pass during the 2005 regular session, for table games at Mountaineer Park. Table games would further contribute to Mountaineer Park’s growth and development as a destination resort.

The operating results for the Speedway Property are impacted by the changing patron preferences in the Las Vegas locals gaming market. An automated player tracking system was implemented at the property in late 2004 that is expected to enable the Speedway Property to enhance its competitiveness with other local casinos.

Effective March 10, 2005, the Company took over the operations of Binion’s. From the acquisition of Binion’s in March of 2004 through March 10, 2005, the Company’s principal operating revenues from the property have been in the form of monthly payments of approximately $200,000, net of all operating expenses, guaranteed by Harrah’s as set forth in the joint operating license agreement.

The operating results for Scioto Downs include simulcasting (which is operated year-round) and live racing (which is conducted from early May through mid-September). Scioto’s operating results have been and may continue to be impacted by declining racing handles. Scioto Downs has been incorporated into certain Mountaineer Park simulcasting arrangements. Additionally, the Company continues to investigate other ways to increase revenues for Scioto Downs, including telephone and internet wagering, however, nothing definitive has been established at this time.

Presque Isle Downs represents a potential source of significant revenues for the Company, particularly in light of recently enacted gaming legislation in Pennsylvania. The Pennsylvania gaming legislation enables Presque Isle Downs, subject to necessary licensing by the Pennsylvania Gaming Control Board, to operate slot machines (initially 3,000 and ultimately up to 5,000). Presque Isle Downs intends to operate up to 2,000 terminals at the temporary facility and initially 3,000 in the permanent facility, which it will then adjust as the market dictates. While the Company had contemplated breaking ground for the construction on Presque Isle Downs in May 2005, the Company now plans to commence construction immediately after obtaining its license from the Pennsylvania Gaming Control Board, but in any event in time to satisfy the condition of its racing license that the Company commence live racing by December of 2007. Depending upon the ultimate location of other gaming licensed properties and number of slot machines in Pennsylvania, the Pennsylvania gaming legislation will also create new competition for not only Presque Isle Downs, but also Mountaineer Park.

Unless stated otherwise, references to total revenues, revenues and gross profit (loss) are before deducting promotional allowances.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Revenues and Costs

The Company’s total revenues increased by $2.2 million to $77.9 million in the three months ended March 31, 2005 from $75.7 million in the three months ended March 31, 2004, an increase of 3.0%. The Company earned revenues for the three months ended March 31 as follows:

	2005	2004
Revenues:
Gaming	$67,224,000	$66,460,000
Parimutuel commissions	2,156,000	2,208,000
Food, beverage and lodging	6,697,000	5,422,000
Other	1,865,000	1,605,000
Total revenues	77,942,000	75,695,000
Less promotional allowances	(1,354,000)	(1,271,000)
Net revenues	$76,588,000	$74,424,000

Mountaineer Park’s total revenues decreased by $2.7 million, or 3.8%, to $69.2 million during 2005 from $71.9 million during 2004. Gaming revenues at Mountaineer Park accounted for $2.4 million of the decrease, having decreased to $62.1 million in 2005 from $64.5 million in 2004. Parimutuel commissions remained consistent at $1.6 million in 2005. The sources of the remaining revenues for 2005 were $4.3 million from food, beverage and lodging and $1.2 million from other sources.

The Speedway Property’s total revenues increased slightly to $2.7 million during 2005 from $2.6 million during 2004. Gaming revenues at the Speedway Property for 2005 remained consistent at $1.9 million, and the remaining revenues of $0.8 million were primarily earned from food, beverage and lodging for 2005.

Scioto Downs’ contributed total revenues of $0.8 million during 2005 compared to $0.9 million during 2004. These revenues consisted of $0.6 million from parimutuel commissions, $0.1 million from food and beverage, and $0.1 million from other sources for 2005.

Binion’s, which was acquired on March 11, 2004, contributed total revenues of $0.2 million during 2004. These revenues consisted of guaranteed payments received under the joint operating agreement with Harrah’s. On March 10, 2005, these guaranteed payments ended effective with the Company’s takeover of the property’s operations. During 2005, Binion’s contributed total revenues of $5.2 million. These revenues consisted of $3.2 million from gaming operations, $1.5 million from food, beverage and lodging, $0.4 million of guaranteed payments received under the joint operating agreement and $0.1 million from other sources.

Promotional allowances increased by $0.1 million to $1.4 million in 2005 from $1.3 million in 2004, an increase of 6.5%. Mountaineer Park’s promotional allowances decreased by $0.2 million to $0.9 million during 2005 compared to $1.1 million in 2004. This decrease was primarily due to a reduction in the costs of the frequent player club program. Promotional allowances at the Speedway Property remained consistent at $0.2 million and Binion’s incurred incremental promotional allowances of $0.3 million during 2005.

The Company’s total costs of revenues during the three-month period increased by $0.3 million to $48.8 million in 2005 from $48.4 million in 2004, an increase of 0.8%. Costs of revenues and gross profit (before promotional allowances) earned from operations for the three months ended March 31 were as follows:

	2005	2004
Costs of revenues:
Gaming	$39,875,000	$40,167,000
Parimutuel commissions	2,020,000	1,974,000
Food, beverage and lodging	5,241,000	4,208,000
Other	1,622,000	2,045,000
Total costs of revenues	$48,758,000	$48,394,000
Gross profit (loss):
Gaming	$27,349,000	$26,293,000
Parimutuel commissions	136,000	234,000
Food, beverage and lodging	1,456,000	1,214,000
Other	243,000	(440,000)
Gross profit (before promotional allowances)	29,184,000	27,301,000
Less promotional allowances	(1,354,000)	(1,271,000)
Total gross profit	$27,830,000	$26,030,000

Mountaineer Park’s total costs of revenues decreased by $2.3 million, or 4.9%, to $44.2 million during 2005 from $46.5 million during 2004. The costs of gaming at Mountaineer Park accounted for $1.6 million of the decrease, having decreased to $37.8 million in 2005 from $39.4 million in 2004. The costs of parimutuel commissions remained consistent at $1.6 million in 2005. The sources of the remaining costs for 2005 were $3.3 million from food, beverage and lodging and $1.5 million from other sources.

The Speedway Property’s total costs of revenues remained consistent at $1.4 million during 2005. The costs of gaming at the Speedway Property for 2005 remained consistent at $0.8 million, and the remaining costs of revenues of $0.6 million were primarily incurred by food, beverage and lodging for 2005.

Scioto Downs incurred total costs of revenues of $0.5 million during 2005, which was consistent with 2004. These costs consisted of $0.3 million from parimutuel commissions, $0.1 million from food and beverage, and $0.1 million from other sources for 2005.

Binion’s incurred incremental total costs of revenues of $2.6 million. These costs consisted of $1.3 million from gaming operations, $1.2 million from food, beverage and lodging, $0.1 from other sources for 2005.

GAMING OPERATIONS

Total revenues from gaming operations increased by 1.2%, or $0.8 million, to $67.2 million in 2005 from $66.5 million in 2004. Mountaineer Park earned gaming revenues of $62.1 million for 2005 compared to $64.5 million for 2004, which represents a decrease of $2.4 million, or 3.8%. Management attributes the decrease to the following factors: (1) increased competition from local limited video lottery gaming parlors; (2) increased fuel costs and general economic conditions; and (3) one fewer day in 2005 as compared to 2004.

Gaming revenues for Mountaineer Park, detailing gross wagers less patron payouts (“net win”), for the three months ended March 31 were as follows:

	2005	2004
Total gross wagers	$697,456,000	$724,733,000
Less patron payouts	(635,356,000)	(660,195,000)
Revenues—gaming	$62,100,000	$64,538,000
Average number of video lottery terminals	3,218	3,220
Average daily net win per terminal	$214	$220

Mountaineer Park’s facility-wide average daily net win per terminal decreased by 2.7% to $214 for the first quarter of 2005 compared to $220 for the same period in 2004. During 2005, the average daily net win per terminal was $239 for coin drop machines and $110 for ticket terminals. The average daily net win per terminal for the lodge-based terminals was $243 compared to $33 for track-based gaming machines, which includes $0 for non-racing days. Track-based gaming rooms are closed on non-racing days and are only open to patrons during limited hours on racing days. Management will continue its efforts to expand Mountaineer Park’s geographical reach by marketing the facility as a destination resort and convention complex. However, increased fuel costs, economic conditions and the proliferation of local limited video lottery gaming parlors may adversely impact Mountaineer Park’s revenue growth in 2005. Additionally, the enactment of gaming legislation in Pennsylvania may impact growth in 2006 and thereafter depending upon the location of gaming facilities and number of slot machines in Pennsylvania. Management also believes, however, that if West Virginia were to enact proposed legislation for table games at the state’s racetracks, Mountaineer Park would increase its market penetration and sustain the upward trend in gaming revenues, notwithstanding new competition from Pennsylvania.

The Speedway Property recognized gaming revenues of $1.9 million for 2005, which was consistent with 2004, and Binion’s contributed incremental gaming revenues of $3.2 million since the Company began operating this property on March 10, 2005.

Total costs of gaming operations decreased by $0.3 million, or 0.7%, to $39.9 million for 2005 from $40.2 million for 2004. Mountaineer Park’s costs of gaming were $37.8 million for 2005 compared to $39.4 million for 2004, which represents a decrease of $1.6 million, or 4.1%. This change corresponds to the decrease in gaming revenues for this property and includes a decrease of $1.5 million in statutory taxes and assessments.

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

The portion of each racetrack’s net win, as calculated on the basis of the State’s June 30 fiscal year, which exceeded that racetrack’s total net win for the twelve months ended June 30, 2001, is referred to as “Excess Net Terminal Income.” The Excess Net Terminal Income is subject to an additional 10% surcharge, after deducting the 4% administrative fee, and a higher tax rate. For Mountaineer Park, the baseline or threshold for Excess Net Terminal Income is fixed at approximately $160 million. Excess Net Terminal Income is distributed as follows:

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

The reduction in the net win percentage (or conversely the increase in the statutory payments) applicable to Excess Net Terminal Income is reflected by the Company as a cost of gaming during the period that the Company generates the Excess Net Terminal Income. Mountaineer Park exceeded the threshold for Excess Net Terminal Income in early March 2005 versus late February in 2004. Accordingly, Mountaineer Park’s effective rate of video lottery tax during the first quarter of 2005 was lower than in the same period of 2004.

West Virginia’s video lottery statute also provides for a capital reinvestment fund for each racetrack into which the State contributes 42% of the 10% surcharge attributable to each racetrack. Generally, for each dollar a racetrack expends on qualifying capital improvements for the racetrack, the racetrack receives a dollar from the capital reinvestment fund. Depending upon the cost of a project, any amount expended in excess of the balance in the capital reinvestment fund may be carried forward three subsequent years. The Company recognizes amounts due from the capital reinvestment fund as the qualifying expenditures are incurred. As of March 31, 2005, the amount due from the capital reinvestment fund was approximately $0.8 million.

In April of 2005, West Virginia passed legislation that increased the portion of the racetracks’ net win that is contributed to the employee pension funds from .5% to 1%. This .5% increase, which is effective July 8, 2005, is applied to the racetracks’ net win until the racetrack reaches its Excess Net Terminal Income threshold (for Mountaineer Park the first $160 million). This change will reduce the amount of net win retained by Mountaineer Park by approximately $800,000 on an annual basis (less in 2005 due to effective date).

Additionally, the legislation requires that Mountaineer Park reallocate 1 1/2% of net win previously used for the payment of regular purses into the West Virginia Thoroughbred and Greyhound Breeder Development Funds. This change is also effective July 8, 2005 and likewise applies until Mountaineer Park reaches its Excess Net Terminal Income threshold.

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

The statutory taxes and assessments paid to these funds are included in “Costs of Gaming” in the Consolidated Statements of Operations. These costs, including the 4% state administrative fee and Mountaineer Park’s share of capital reinvestment funds, for the three months ended March 31 were as follows:

	2005	2004
Employees Pension Fund	$288,000	$298,000
Horsemen’s Purse Fund	7,879,000	7,977,000
SUBTOTAL	8,167,000	8,275,000
State of West Virginia	22,857,000	24,156,000
Tourism Promotion Fund	793,000	1,789,000
Hancock County	1,153,000	1,193,000
Stakes Races	577,000	596,000
Miscellaneous state projects	1,513,000	596,000
	$35,060,000	$36,605,000

The Speedway Property incurred costs of gaming of $0.8 million for 2005, which was consistent with 2004, and Binion’s incurred incremental costs of gaming of $1.3 million since the Company began operating this property on March 10, 2005.

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

Total revenues from parimutuel commissions remained consistent at $2.2 million in 2005 compared to 2004. Mountaineer Park earned parimutuel commissions of $1.6 million for 2005, which was consistent with 2004. Parimutuel commissions for Mountaineer Park, detailing gross handles less patron payouts and deductions, for the three months ended March 31 were as follows:

	2005	2004
Import simulcast racing parimutuel handle	$4,939,000	$4,705,000
Live racing parimutuel handle	1,588,000	1,764,000
Less patrons’ winning tickets	(5,129,000)	(5,091,000)
	1,398,000	1,378,000
Revenues—export simulcast	1,553,000	1,511,000
	2,951,000	2,889,000
Less:
State and county parimutuel tax	(96,000)	(89,000)
Purses and Horsemen’s Association	(1,266,000)	(1,235,000)
Revenues—parimutuel commissions	$1,589,000	$1,565,000

The slight increase in Mountaineer Park’s parimutuel commissions can be attributed to live and import simulcast revenue and export simulcast revenue. The increase in live and import simulcast racing handle and related parimutuel commissions reflects two additional race days in 2005 as compared to 2004, offset by decreased attendance that is primarily attributable to the ability of patrons to place parimutuel wagers via telephone and the Internet (where permitted by law). The increase in the export simulcast revenue is attributable to increased interest in Mountaineer Park’s racing product and an increase in the number of export sites. As of March 31, 2005, the number of export simulcast sites increased to 994 as compared to 766 as of March 31, 2004.

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

Parimutuel commissions from Scioto Downs remained consistent at $0.6 million for 2005, after the deductions for purses and parimutuel taxes. Scioto Downs’ live racing season runs from May to September and simulcasting operates year-round.

Total costs of parimutuel commissions include the salaries, wages and benefits of racing personnel and other racing-related operating costs. The costs of parimutuel commissions remained consistent at $2.0 million in 2005 compared to 2004. Mountaineer Park and Scioto Downs incurred costs of parimutuel commissions of $1.7 million and $0.3 million, respectively, for 2005.

FOOD, BEVERAGE AND LODGING OPERATIONS

Total revenues from food, beverage and lodging operations increased by 23.5%, or $1.3 million, to $6.7 million in 2005 from $5.4 million in 2004.

Food and beverage revenues increased to $4.5 million for 2005 compared to $3.6 million for 2004. This increase was primarily due to incremental revenues of $1.1 million earned from Binion’s since the Company began operating this property on March 10, 2005. Mountaineer Park earned food and beverage revenues of $2.9 million in 2005 compared to $3.2 million in 2004. This decrease was generally due to decreased patron traffic, as reflected by the decrease in gaming revenues. At the Speedway Property, food and beverage revenues remained consistent at $0.4 million and Scioto Downs earned revenues of $0.1 million during 2005.

Lodging revenues increased to $2.2 million for 2005 compared to $1.8 million for 2004. This increase was primarily due to incremental revenues of $0.4 million earned from Binion’s. Mountaineer Park earned lodging revenues of $1.4 million in 2005 which is comparable to the amount in 2004. The average daily room rate for the Grande Hotel at Mountaineer Park increased to $80 during 2005 from $67 during 2004, but the average occupancy rate decreased to 61.2% during 2005 from 66.8% during 2004. The average occupancy and daily room rates reflect changes to mid-week and other promotional programs offered to gaming patrons during 2004 and an increase to weekend room rates during 2005. At the Speedway Property, lodging revenues increased slightly to $0.4 million during 2005.

Company wide, total costs of food, beverage and lodging increased by $1.0 million, or 24.6%, to $5.2 million in 2005 from $4.2 million in 2004.

Food and beverage costs increased to $4.4 million for 2005 compared to $3.6 million for 2004. This increase was primarily due to incremental costs of $1.0 million incurred by Binion’s since the Company began operating this property on March 10, 2005. Mountaineer Park’s food and beverage costs decreased to $2.8 million in 2005 compared to $3.1 million in 2004, resulting from decreased revenues and continued efforts to monitor and reduce costs. At the Speedway Property, food and beverage costs remained consistent at $0.5 million and Scioto Downs incurred costs of $0.1 million during 2005.

Lodging costs increased to $0.8 million for 2005 compared to $0.6 for 2004. This increase was primarily due to incremental costs of $0.2 million incurred by Binion’s. Mountaineer Park and the Speedway Property incurred lodging costs of $0.4 million and $0.2 million, respectively, during 2005.

OTHER REVENUES

Other operating revenues for 2005 were primarily derived by Binion’s for guaranteed payments received under a joint operating agreement with Harrah’s (prior to the Company’s takeover of the property’s operations on March 10, 2005), and by Mountaineer Park from special events at The Harv and Convention Center; the operations of the Spa, Fitness Center, retail outlets and golf course; and from the sale of programs, admission fees, lottery tickets, check cashing and ATM services. Other revenues increased by 16.2%, or $0.3 million, to $1.9 million in 2005 from $1.6 million in 2004. This increase was primarily due to incremental revenues of $0.3 million earned from Binion’s. Mountaineer Park earned other revenues of $1.2 million for 2005, which was consistent with 2004.

Costs of other revenues decreased by $0.4 million, or 20.7%, to $1.6 million for 2005 from $2.0 million for 2004. Mountaineer Park’s costs of other revenues were $1.5 million in 2005 compared to $2.0 million in 2004. Specifically, costs incurred for entertainment events held at Mountaineer Park decreased in 2005 compared to 2004.

MARKETING AND PROMOTIONS EXPENSE

Marketing and promotions expense decreased by $0.4 million, or 17.8%, to $1.8 million for 2005 from $2.2 million for 2004. Marketing and promotions expense as a percentage of total revenues decreased to 2.3% during 2005 compared to 2.9% during 2004.

Mountaineer Park incurred marketing and promotions expense of $1.5 million for 2005 compared to $1.9 million for 2004. The Speedway Property incurred $0.2 million of expense during 2005 and Binion’s incurred incremental expenses of $0.1 million during 2005.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense increased by $1.8 million, or 17.1%, to $12.5 million for 2005 from $10.7 million for 2004. General and administrative expense as a percentage of total revenues increased to 16.1% during 2005 compared to 14.2% during 2004. This increase was primarily due to incremental expenses of $1.4 million earned from Binion’s since the Company began operating this property on March 10, 2005.

Mountaineer Park incurred general and administrative expense of $7.2 million for 2005 compared to $7.6 million for 2004. This decrease in expense was primarily due to lower consulting and professional services fees and insurance costs. The Speedway Property incurred general and administrative expense of $0.5 million during 2005, and Scioto Downs incurred general and administrative expense of $0.6 million during 2005.

In addition, the Company incurred additional expenses during 2005 for deferred compensation expenses in the amount of $0.1 million and development activities in the amount of $0.2 million, primarily related to Presque Isle Downs.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased by $0.9 million, or 18.4%, to $5.8 million for 2005 from $4.9 million for 2004. This increase partially reflects the $6.4 million increase in fixed assets (exclusive of land and construction in progress) at March 31, 2005 compared to March 31, 2004. In addition, $0.3 million of depreciation expense was accelerated during the first quarter of 2005 as a result of a re-valuation of useful lives of certain coin-drop machines at Mountaineer Park. Incremental depreciation and amortization expense relating to Binion’s amounted to $0.1 million during 2005.

INTEREST

Interest expense decreased to $3.1 million for 2005 from $3.4 million for 2004. This decrease is attributable to the capitalization of interest related to the construction of Presque Isle Downs, as well as the reduction of capital lease obligations at March 31, 2005 in comparison to March 31, 2004.

CASH FLOWS

The Company’s operating activities produced $20.2 million in cash flow during the three months ended March 31, 2005, compared to $16.5 million during the same period of 2004. Current period non-cash expenses included $5.8 million of depreciation and amortization and $.9 million of deferred compensation.

Net cash used in investing activities was $11.2 million during the three months ended March 31, 2005, compared to $27.6 million during the same period of 2004. In 2005, the Company invested $10.5 million in acquisitions of property and equipment and other capital improvements compared to $4.3 million in 2004. Deposits and other assets increased by $.2 million during the three-month period of 2005 versus an increase of $.6 million during the same period of 2004. The Company acquired Binion’s with an acquisition cost of $22.5 million in March 2004.

Net cash used in financing activities was $.7 million during the three months ended March 31, 2005, compared to $5.7 million of net cash provided by financing activities during the same period of 2004. In 2005, the Company made net principal payments on long-term obligations in the amount of $.9 million compared to $2.1 during the same period in 2004. In 2004, the Company had borrowings of $7 million from its credit agreement. Additionally, the Company received $.1 million in proceeds from the exercise of stock options in 2005 compared to $1.0 million in 2004.

LIQUIDITY AND SOURCES OF CAPITAL

The Company’s working capital balance stood at $11,853,000 at March 31, 2005, and its unrestricted cash balance amounted to $30,627,000. At March 31, 2005, the balances in bank accounts owned by Mountaineer Park’s horsemen, but to which the Company contributes funds for racing purses, exceeded the Company’s purse payment obligations by $7.9 million. This amount is available for payment of future purse obligations at the discretion of the Company and in accordance with the terms of its agreement with the HBPA. The Company also earns the interest on balances in these accounts.

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

The Company has various arrangements with banks and their affiliated leasing companies for such equipment financing. As of March 31, 2005, the aggregate outstanding principal balance related to equipment financing was $3.2 million. The Company must also pay a quarterly non-usage commitment fee for the Third Amended and Restated Credit Agreement that is based upon the leverage ratio. As of March 31, 2005 no amounts were outstanding under the credit facility, except for a letter of credit for $645,000. The Third Amended and Restated Credit Agreement also contains covenants that restrict our ability to make investments, incur additional indebtedness, incur guarantee obligations, pay dividends, create liens on assets, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates. A failure to comply with the restrictions contained in our senior secured credit facility and the indentures governing our senior unsecured notes could lead to an event of default hereunder which could result in an acceleration of such indebtedness.

CAPITAL IMPROVEMENTS.   During the three months ended March 31, 2005 the Company spent $10.5 million for capital improvements, equipment and land acquisitions. During the balance of 2005 the Company expects to spend approximately $15-20 million on capital additions, exclusive of the Presque Isle construction costs as discussed below.

The following contractual obligations entered into since December 31, 2004 increase contractual cash obligations (See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital in the Annual Report on Form 10-K for the year ended December 31, 2004) as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	Total
Contractual cash obligations:
Capital expenditures	$1.5	$1.5	$—	$—	$—
Business combination	5.0	5.0	—	—	—
Total	$6.5	$6.5	—	—	—

Commitments and Contingencies

On July 17, 2003, the Pennsylvania State Horse Racing Commission unanimously reinstated Presque Isle Downs’s license to build a thoroughbred horse racetrack and conduct parimutuel wagering in Erie, Pennsylvania. Appeals relating to the issuance of the license were ultimately resolved favorably for the Company on December 30, 2004. The currently licensed and planned construction site for Presque Isle Downs is a 272-acre site on Route 97 in Summit Township (the “Licensed Site). In April 2004 and March 2005, the Company purchased parcels aggregating approximately 270 acres of the Licensed Site for a total of approximately $10 million. An additional $1 million is payable in connection with previously acquired parcels when the Company commences gaming operations at Presque Isle Downs.

Apart from land acquisition costs, closing costs, costs for gaming equipment and the $50 million licensing fee, we anticipate spending between $85 million and $95 million to build Presque Isle Downs including the temporary gaming facility, without giving effect to anticipated proceeds from the sale of the alternative sites or any tax incentives. In the event the Pennsylvania Supreme Court strikes the law permitting slot machines, we will reevaluate that budget. Upon commencement of parimutuel operations at Presque Isle Downs, we have agreed to purchase an off track wagering facility from Penn National Gaming for $7 million. We expect to finance the majority of these development costs with cash flow from operations, cash on hand, availability under our $50 million Third Amended and Restated Revolving Credit Agreement and, when slot machines are installed, capital lease obligations. Depending upon our actual expenditures for Presque Isle Downs, the timing of the payment of the licensing fee and the timing of any other acquisition activity, we might require additional financing in order to implement all of our development plans. Commencement of racing and parimutuel operations in Erie remains subject to risks and uncertainties, which include but are not limited to unforeseen engineering, environmental, or geological problems, work stoppages, weather interference, including floods, construction delays and other risks associated with building a racing operation, and compliance with the terms of the license, which require us to commence live racing by December of 2007.

The Company also identified alternative sites for the construction of Presque Isle Downs that were not available when the Company applied for the license. On March 22, 2002, the Company entered into an agreement whereby the Company advanced $2 million to a third-party for the purpose of acquiring certain real property in Erie County, Pennsylvania (known as the Green Shingle site) as one of alternative sites for the proposed racetrack. The loan matured on March 31, 2005, and the Company is in the process of closing on this transaction. In October 2003, the Company completed the acquisition of 130 acres previously under contract for $2.6 million including previous land option payments. This acreage adjoins the Green Shingle site. In October 2004, the Company completed the acquisition of a third site, known as the International Paper site, comprised of approximately 215 acres of real property and certain buildings on Lake Erie. The purchase price, including the buyout of a related salvage contract, was $2.8 million. The Company has recently made the decision to construct Presque Isle Downs on the Route 97 site and is currently investigating and evaluating sale and other development opportunities for the alternative sites.

In connection with the acquisition of the International Paper site, the Company entered into a consent order with the Pennsylvania Department of Environmental Protection (PaDEP) regarding a proposed clean-up plan for the site. The proposed clean-up plan was based upon a “baseline environmental report” and it was estimated that such clean-up would cost approximately $3 million. Environmental insurance was purchased for environmental matters not addressed in the baseline environmental report. It was contemplated that if the International Paper site was determined to be the site for construction of the racetrack, that such clean-up efforts would have been integrated into the cost of construction of the track. However, since the Company has made the decision not to use this site for the racetrack and will ultimately list this property for sale or propose other development, the Company has entered into discussions with the PaDEP to modify the consent order. In this regard the Company has retained an environmental consultant to conduct an environmental risk assessment of the property to determine the most effective and efficient way to address the required clean-up of this property. It is anticipated that the risk assessment approach will reduce the estimated cost associated with the clean-up. However, the Company has not finalized the discussions with the PaDEP or completed the risk assessment analysis. Accordingly, a revised estimate of the clean-up costs cannot be determined at this time. It is anticipated that the cleanup costs incurred will be added to the carrying value of the property and recovered through the sale of the property.

In connection with the acquisition of Binion’s, the Company obtained title to the property and equipment for $20.0 million (exclusive of transaction costs aggregating $658,000), free and clear of all debts, subject to increase by $5.0 million if, at the termination of the Joint Operating Agreement, Harrah’s has achieved certain operational milestones. On October 26, 2004, Harrah’s notified the Company that Harrah’s would not extend the joint operating agreement beyond the initial one-year term. Accordingly, the Company took over the operations of Binion’s on March 10, 2005. The Company is currently analyzing financial information to determine whether Harrah’s achieved the specified operational milestones and the additional purchase price payment of $5 million is required. The $5 million has been accrued at March 31, 2005 and added to the cost of the acquisition.

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

In June 2004, the Company’s wholly-owned subsidiary, MTR-Harness, Inc., acquired for an initial investment of $10,000, a 50% interest in North Metro Harness Initiative, LLC (“North Metro”), then a subsidiary of Southwest Casino and Hotel Corporation. North Metro filed an application with the Minnesota Racing Commission to construct and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota, approximately 30 miles north of downtown Minneapolis on a 165-acre site currently under option. On January 19, 2005 the Minnesota Racing Commission granted North Metro’s license application to construct and operate a harness racetrack. The racetrack would be the second of only two racetracks permitted by current law in the seven county Minneapolis metropolitan area. The Company will invest an additional $7.5 million in the event North Metro obtains the necessary regulatory licenses, but may elect to increase its investment or provide credit enhancements. During 2004, the Company made capital contributions of approximately $98,000 and in February 2005, invested an additional $600,000 in North Metro.

Minnesota law permits licensed racetracks to operate a card room with up to 50 tables offering “non-banked” games (those in which the players play only against each other instead of against the house), subject to completion of the racetrack’s first 50-day live race meet and regulatory approval of a card room plan of operation. North Metro intends to commence card room operations at the earliest practicable date.

The project is estimated to cost approximately $47 million for land acquisition and construction and will be separately financed on a nonrecourse basis to the Company.

In September 2004, the Company signed a definitive agreement to acquire a 90% interest in Jackson Trotting Association, LLC, a Michigan limited liability company that operates Jackson Harness Raceway, which conducts live harness racing (mid-April through mid-June) and year-round simulcasting with parimutuel wagering in Jackson, Michigan. The acquisition is subject to certain terms and conditions, including, without limitation, the approval of the Michigan Racing Commission (which has been obtained), the consent of Wells Fargo (the Company’s lender), and the seller’s option to reduce Jackson Racing’s interest to 80% under certain circumstances. The purchase agreement provides for a purchase price of $2.0 million to be paid at closing, $2.0 million as additional consideration in the event slot machines or video lottery gaming is or has been authorized by Michigan law and $2.0 million as additional consideration only in the event slot machines or video lottery gaming is actually installed and operating at the facility. The purchase agreement also provides that upon consummation of the transaction the current president of Jackson Harness Raceway will enter into a five-year employment agreement

In addition, the Company is faced with certain contingencies involving litigation and environmental remediation. These commitments and contingencies are discussed in greater detail in Note 7 to our Consolidated Financial Statements included in the Company’s 2004 Annual Report on Form 10-K. The Company believes that its cash balances, cash generated from operations and available lines of credit will be sufficient to meet all of our currently anticipated commitments and contingencies. However, the timing of Presque Isle Downs’ related construction and other expenditures and the timing of other acquisition and development projects may impact our cash flow requirements.

Management believes that except as set forth above, our cash balances, cash flow from operations, and available lines of credit will be sufficient to cover any capital required to fund maturing debt obligations and any other contemplated capital expenditures and short-term funding requirements for the next twelve months. See the section entitled “Business—Risks Related to Our Business” included in the Company’s 2004 Annual Report on Form 10-K for a description of certain circumstances that may affect our sources of liquidity. We may also repurchase our common stock in amounts and at times determined by our board of directors from time to time. Although we have no current plans to do so, we may also finance our expansion, to the extent permitted under existing debt agreements, through the public or private sale of additional debt or equity securities. We cannot provide assurance that additional financing needs, if any, will be available to the Company, or if available, the terms of such financing will be on terms favorable to the Company. We also cannot assure you that estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

Our level of indebtedness presents other risks to investors, including the possibility that we may be unable to generate cash sufficient to pay the principal of and interest on our indebtedness when due; and that we may not be able to meet tests and covenants of such debt agreements and achieve satisfactory resolution of such non-compliance with the lenders. In such an event, the holders of our indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and proceed against any collateral securing such indebtedness. These actions could limit our ability to borrow additional funds and would likely have a material adverse effect on our business and results of operations. A debt rating downgrade would not impact the terms of borrowings under our expected Third Amended and Restated Credit Facility or the Senior Notes. However, a debt rating downgrade could impact the terms of and our ability to obtain additional new financing. Additionally, changes in the regulatory environment or restriction on or prohibition of our gaming or racing operations, whether arising out of legislation or litigation, could have a material adverse effect on our liquidity. See section entitled “Business—Risks Related To Our Business” and Note 3 to our Consolidated Financial Statements included in the Company’s 2004 Annual Report on Form 10-K.

OUTSTANDING OPTIONS.   As of March 31, 2005, there were outstanding options to purchase 1,131,300 shares of the Company’s common stock. If all such options were exercised, the Company would receive proceeds of approximately $6.6 million. We utilize the treasury stock method in determining the dilutive effect of outstanding options and warrants. Our policy is as follows: Our basic earnings per share (EPS) is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 13d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company on a timely basis, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

(b)         Changes in internal controls.

There were no changes in the Company’s internal control over financial reporting identified in connection with the above evaluation that occurred during the period covered by this Form 10-Q Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as follows:

On March 11, 2004, the Company completed the acquisition of Binion’s Horseshoe Hotel and Casino (“Binion’s”) in downtown Las Vegas and entered into a Joint Operating License

Agreement with an affiliate of Harrah’s Entertainment, Inc. (“Harrah’s”). Harrah’s served as the primary day-to-day operator of the property on an interim basis, subject to certain oversight and review by a joint committee of the two companies. The joint operating agreement had an initial term of one year and Harrah’s could have extended for up to an additional two years. During the term of the joint operating agreement, the Company received guaranteed payments, net of all of the property’s operating expenses including ground leases. On October 26, 2004, Harrah’s notified the Company that Harrah’s would not extend the joint operating agreement beyond the initial one-year term. Accordingly, the Company took over the operations of Binion’s on March 10, 2005 and renamed it Binion’s Gambling Hall & Hotel. The Company is in the process of reviewing Binion’s internal control structure as part of our integration activities and, if necessary, making appropriate changes as we incorporate our controls and procedures into this recently acquired business.

PART II
OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

On December 15, 2004, Columbus Concerned Citizens filed a civil action in the Second District Court, Ramsey County, Minnesota against the Minnesota Racing Commission. North Metro Harness Initiative, LLC, our affiliate by virtue of the fact that MTR-Harness, Inc. owns 50% of the membership interests, has intervened in this action in which an anti-gaming citizens group has alleged that the State Racing Commission violated the Open Meeting Law. Initially, Concerned Citizens sought to enjoin the Racing Commission from reconsidering a November 2004 decision to deny North Metro a license to build a racetrack. The court denied Concerned Citizens’ motion and an appellate court denied an emergency petition seeking the same relief. Concerned Citizens now seeks to pursue the alleged Open Meeting Law violation as a means to invalidate the January 2005 decision of the Racing Commission to grant the license. On motion of the Racing Commission, which North Metro joined, the court entered a protective order limiting the scope of discovery (no oral depositions of the commissioners) and the timeframe for which discovery may be sought. North Metro has further requested the court to determine that the sole remedy for an Open Meeting Law violation is a fine against the Racing Commission or Commissioners and an award of attorney’s fees. On March 10, 2005, in a separate action, the Columbus Concerned Citizens filed an appeal of the Minnesota Racing Commission’s January 19, 2005 grant of North Metro’s racing license (In the Matter of the Class A License Application of North Metro Harness Initiative, LLC., Appeal No. A-05-471, Minnesota Court of Appeals). If either court were to invalidate the Commission’s action, the resulting invalidation of the license would preclude North Metro from building the racetrack and card room, and we would not realize the revenue or profit anticipated from this project.

The Company is also party to various lawsuits, which have arisen in the normal course of its business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on the Company’s financial condition or financial results.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Date: May 10, 2005	MTR GAMING GROUP, INC.
	By:	/s/ EDSON R. ARNEAULT
Edson R. Arneault
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER
	By:	/s/ JOHN W. BITTNER, JR.
John W. Bittner, Jr.,
CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

EXHIBIT NO.	ITEM TITLE
3.1	Restated Certificate of Incorporation for Winner’s Entertainment, Inc. dated August 17, 1993 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1993)
3.2	Amended By Laws (incorporated by reference to the Company’s report on Form 8-K filed February 20, 1998)
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