Form 10-Q
period 2005-06-30
MTR GAMING GROUP INC
filed 2005-08-09
CIK 834162

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

COMMON STOCK, $.00001 PAR VALUE

Class
28,490,060
Outstanding at August 8, 2005

MTR GAMING GROUP, INC.
INDEX FOR FORM 10-Q

PART 1
FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	JUNE 30 2005	DECEMBER 31 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,592	$22,443
Restricted cash	957	604
Accounts receivable, net of allowance for doubtful accounts of $129 in 2005 and $91 in 2004	7,771	4,417
Accounts receivable—West Virginia Lottery Commission	4,792	—
Inventories	3,481	2,877
Deferred financing costs	1,471	1,469
Prepaid taxes	1,205	505
Deferred income taxes	962	962
Other current assets	4,446	2,262
Total current assets	47,677	35,539
Property and equipment:
Land	34,732	34,731
Building	163,365	157,843
Equipment and automobiles	82,459	77,037
Furniture and fixtures	16,432	16,252
Construction in progress	19,420	10,082
	316,408	295,945
Less accumulated depreciation	(84,243)	(73,403)
	232,165	222,542
Other assets:
Goodwill	1,492	1,492
Other intangibles	14,285	14,285
Note receivable	—	2,172
Deferred income taxes	3,851	3,851
Deferred financing costs, net of current portion	4,039	4,775
Deposits and other	17,374	15,371
	41,041	41,946
Total assets	$320,883	$300,027
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,980	$2,966
Accounts payable—West Virginia Lottery Commission	—	677
Accrued payroll and payroll taxes	3,578	2,308
Accrued interest	3,238	3,244
Other accrued liabilities	12,617	6,258
Current portion of capital lease obligations	422	1,792
Current portion of long-term and other debt	387	383
Total current liabilities	32,222	17,628
Capital lease obligations, net of current portion	1	4
Long-term and other debt, less current portion	133,045	133,133
Deferred leasehold obligation	5,133	5,177
Long-term deferred compensation	7,150	5,710
Deferred income taxes	15,121	15,121
Total liabilities	192,672	176,773
Shareholders’ equity:
Common stock	—	—
Paid in capital	62,364	61,892
Retained earnings	65,847	61,362
Total shareholders’ equity	128,211	123,254
Total liabilities and shareholders’ equity	$320,883	$300,027

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2005	2004	2005	2004
Revenues:
Gaming	$80,166	$69,672	$147,390	$136,132
Parimutuel commissions	3,889	4,065	6,045	6,273
Food, beverage and lodging	11,078	6,423	17,775	11,845
Other	2,709	2,992	4,574	4,597
Total revenues	97,842	83,152	175,784	158,847
Less promotional allowances	(2,101)	(1,228)	(3,455)	(2,499)
Net revenues	95,741	81,924	172,329	156,348
Costs of revenues:
Cost of gaming	48,857	44,036	88,732	84,203
Cost of parimutuel commissions	2,780	2,725	4,800	4,699
Cost of food, beverage and lodging	9,578	4,767	14,819	8,975
Cost of other revenue	2,286	2,157	3,908	4,202
Total costs of revenues	63,501	53,685	112,259	102,079
Gross profit	32,240	28,239	60,070	54,269
Selling, general and administrative expenses:
Marketing and promotions	3,050	2,958	4,870	5,171
General and administrative	17,054	11,516	29,598	22,229
Depreciation and amortization	5,909	5,563	11,763	10,506
Total selling, general and administrative expenses	26,013	20,037	46,231	37,906
Operating income	6,227	8,202	13,839	16,363
Other (expense) income:
Equity in loss of unconsolidated joint venture	(31)	—	(77)	—
(Loss) gain on disposal of property	(488)	31	(472)	31
Interest income	40	44	138	105
Interest expense	(3,184)	(3,510)	(6,252)	(6,939)
Income before provision for income taxes	2,564	4,767	7,176	9,560
Provision for income taxes	(962)	(1,763)	(2,691)	(3,537)
Net income	$1,602	$3,004	$4,485	$6,023
NET INCOME PER SHARE—BASIC	$0.06	$0.11	$0.16	$0.21
NET INCOME PER SHARE—ASSUMING DILUTION	$0.06	$0.10	$0.15	$0.21
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	28,685,039	28,535,266	28,653,251	28,355,900
Diluted	29,014,264	28,856,343	29,002,279	28,855,692

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	SIX MONTHS ENDED JUNE 30
	2005	2004
Cash flows from operating activities:
Net income	$4,485	$6,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,763	10,506
Amortization of deferred leasehold obligation	(44)	—
Net change in allowance for doubtful accounts	38	4
Deferred compensation	1,440	1,256
Loss (gain) on disposal of property	472	(31)
Equity in loss of unconsolidated joint venture	77	—
Changes in operating assets and liabilities:
Accounts receivable	(8,184)	(1,881)
Prepaid taxes	(700)	3,071
Other current assets	(2,788)	(970)
Accounts payable and accrued liabilities	10,960	2,905
Net cash provided by operating activities	17,519	20,883
Cash flows from investing activities:
Increase in restricted cash	(353)	(373)
Acquisition of Binion’s Gambling Hall & Hotel	—	(22,587)
Increase in deposits and other	(380)	(4,274)
Capital expenditures	(15,541)	(6,708)
Net cash used in investing activities	(16,274)	(33,942)
Cash flows from financing activities:
Proceeds from exercise of stock options	472	1,029
Financing costs paid	—	(225)
Proceeds from the issuance of long-term debt	—	7,000
Principal payments on long-term debt and capital lease obligations	(1,568)	(6,066)
Net cash (used in) provided by financing activities	(1,096)	1,738
Net increase (decrease) in cash	149	(11,321)
Cash, beginning of period	22,443	26,796
Cash, end of Period	$22,592	$15,475
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,654	$6,879
Income taxes	$3,400	$—

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

NOTE 2—GAMING OPERATIONS

West Virginia

In January 2005, West Virginia established a requirement that the racetracks reallocate 7% of the previous 15.5% of net win contributed to the Horsemen’s Purse Fund to a Workers Compensation Debt Reduction Fund until the aggregate allocations of all racetracks reach $11.0 million annually. In the event a racetrack reaches its excess net terminal income before the $11.0 million is reached annually, the reallocation becomes 4% of the then applicable 9.5% contributed to the Horsemen’s Purse Fund. This reallocation was effective July 1, 2005.

In April 2005, West Virginia passed legislation that increased the portion of the racetracks’ net win that is contributed to the Employee Pension Fund from 0.5% to 1%. This 0.5% increase, which was effective July 8, 2005, is applied to the racetracks’ net win until the racetrack reaches its Excess Net Terminal Income threshold. For Mountaineer Park, the threshold is fixed at approximately $160.0 million. Additionally, the legislation requires that racetracks reallocate 1.5% of the net win contributed to the Horsemen’s Purse Fund into Thoroughbred and Greyhound Breeding Development Funds. This change is also effective July 8, 2005 and applies until Mountaineer Park reaches its Excess Net Terminal Income threshold.

The West Virginia lottery statute contains a distribution scheme for the portion of each racetrack’s net win in excess of that racetrack’s net win for the twelve months ended June 30, 2001. After deducting the State Lottery Commission 4% administrative fee, this “Excess Net Terminal Income”—as it is referred to in the statute—is subject to a 10% surcharge. The State contributes 42% of the surcharge into a capital reinvestment fund. Generally, for each dollar the property expends on eligible capital improvements for the racetrack and adjacent property, the track receives a dollar from the capital reinvestment fund.

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depending upon the amount of a project, any amount expended in excess of the balance in the capital reinvestment fund may be carried forward three subsequent years. The Company recognizes amounts due from the capital reinvestment fund as qualifying capital expenditures are identified. After deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the racetracks receive 42% (as opposed to 47%) of the remaining net win. As of June 30, 2004, the amount due from the capital reinvestment fund was $3,538,000. The Company exceeded the Excess Net Terminal Income threshold during the beginning of March 2005 as compared to the latter part of February 2004, and as a result, the additional statutory payments (net) in 2005 are comparable to those in the same period of 2004.

Pennsylvania

On July 5, 2004, Pennsylvania enacted legislation permitting slot machines (initially 3,000 and ultimately up to 5,000) at the licensed racetracks in Pennsylvania, as well as five free-standing slot parlors and two resorts that would be limited to 500 machines for use by guests of the resort. This legislation applies to the Company’s Presque Isle Downs project (as discussed in Note 3), subject to licensing by the Pennsylvania Gaming Control Board that has recently been created. The law contemplates the Gaming Control Board permitting the operation of slot machines in temporary facilities for up to three years pending the construction and opening of permanent facilities. The Company intends to open a temporary gaming facility in 2006 with approximately 1,800 slot machines, subject to licensing and potential delays encountered by Pennsylvania. On August 20, 2004, an applicant for a racing license filed suit in federal court challenging the constitutionality of certain provisions of the new law. Pittsburgh Development, et. al. v. Commonwealth of Pennsylvania, et. al., case number 04-CV-1258 (W.D. Pa.). This suit was dismissed by the federal court on August 2, 2005.

NOTE 3—RACETRACK OPERATIONS

West Virginia

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

Pennsylvania

The Company’s plans for Presque Isle Downs call for a state-of-the-art horse racing facility featuring racing as well as concerts, nightly entertainment, and fine and casual dining. The permanent facility will initially contain approximately 2,000 slot machines, a thoroughbred racetrack, a grandstand and clubhouse, barns, a paddock, and related facilities for the horses, jockeys, and trainers, and approximately 1,200 parking spaces.

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The currently licensed and planned construction site for Presque Isle Downs is a 272-acre site on Route 97 in Summit Township (the “Licensed Site). In April 2004 and March 2005, the Company purchased parcels aggregating approximately 270 acres of the Licensed Site for a total of approximately $10.0 million. An additional $1.0 million is payable in connection with previously acquired parcels when the Company commences gaming operations at Presque Isle Downs.

While the Company had contemplated breaking ground for the construction of Presque Isle Downs in May 2005, the Company now plans to commence construction immediately after obtaining its license from the Pennsylvania Gaming Control Board, or perhaps sooner, but in any event in time to satisfy the condition of its racing license that the Company commence live racing by December of 2007.

The Company also identified alternative sites for the construction of Presque Isle Downs that were not available when the Company applied for the license. In March 2002, the Company entered into an agreement whereby the Company advanced $2.0 million to a third-party for the purpose of acquiring certain real property in Erie County, Pennsylvania (known as the Green Shingle site) as one of the alternative sites for the proposed racetrack. The loan matured on March 31, 2005, and the Company is in the process of closing on this transaction. In October 2003, the Company completed the acquisition of 130 acres previously under contract for $2.6 million including previous land option payments. This acreage adjoins the Green Shingle site. In October 2004, the Company completed the acquisition of a third site (known as the International Paper site), comprised of approximately 215 acres of real property and certain buildings on Lake Erie. The purchase price was $2.8 million.

In July 2005, the Company entered into an agreement to sell all but approximately 24 acres of the International Paper site for $4.0 million. The agreement is subject to, among other things, the buyer performing a due diligence review of the property and the release of the Company (by International Paper Company and the Pennsylvania Department of Environmental Protection) from its obligation under a consent order regarding proposed environmental remediation. The selling price approximates the carrying value of the property.

On July 29, 2003, Keystone Downs, LLC (“Keystone Downs”), an entity in which the Company was to own no more than 33%, filed an application to build a new thoroughbred racetrack with parimutuel wagering in Allegheny County, Pennsylvania, northeast of Pittsburgh. On August 10, 2004, the Company withdrew its application for the Keystone Downs license. The Company and its development partner decided not to pursue alternatives for utilization of the land under option and allowed the options to expire at June 30, 2005. Accordingly, the Company expensed land option, legal and other related costs aggregating $485,000.

NOTE 4—ACQUISITIONS

Binion’s Gambling Hall & Hotel

On March 11, 2004, the Company acquired Binion’s Horseshoe Hotel and Casino (“Binion’s”) in downtown Las Vegas and entered into a Joint Operating License Agreement with an affiliate of Harrah’s Entertainment, Inc. (“Harrah’s”). The Company’s wholly-owned subsidiary, Speakeasy Gaming of Fremont, Inc., obtained title to the property and equipment for $20.0 million (exclusive of transaction costs approximating $658,000), free and clear of all debts, subject to increase by $5.0 million if, at the termination of the agreement, Harrah’s has achieved certain operational milestones. In addition, the

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company purchased for $1.8 million a parcel of land previously subject to a ground lease, and assumed or entered into ground leases for certain portions of the acreage upon which the property is situated. The leases have terms ranging from 28 to 71 years and aggregate current annual rentals of approximately $6.2 million. The rents are subject to certain periodic increases. Harrah’s served as the primary day-to-day operator of the property on an interim basis, subject to certain oversight and review by a joint committee of the two companies. The Joint Operating License Agreement had an initial term of one year and Harrah’s could have extended for up to an additional two years. During the term of the agreement, the Company received guaranteed payments, net of all of the property’s operating expenses including the ground leases. The Company received an aggregate of $2.4 million for the initial one-year term.

On October 26, 2004, Harrah’s notified the Company that Harrah’s would not extend the Joint Operating License Agreement beyond the initial one-year term. Accordingly, the Company took over the operations of Binion’s on March 10, 2005 and renamed it Binion’s Gambling Hall & Hotel. The Company is currently analyzing financial information to determine if Harrah’s achieved the specified operational milestones and is entitled to the additional purchase price payment of $5.0 million, which has been accrued at June 30, 2005 as additional purchase price. This accrued (non-cash) amount has not been reflected in the consolidated statement of cash flows for the six months ended June 30, 2005.

The acquisition was accounted for under the purchase method. The Binion’s results have been included in the Company’s consolidated results since the date of acquisition. The purchase price has been allocated to the assets acquired consisting of land, building, equipment, intangible and other assets based upon an independent asset valuation. The purchase price has been allocated as follows: (dollars in thousands)

Current assets	$650
Other assets	166
Property and equipment	30,832
Intangible assets	1,060
Deferred leasehold obligation	(5,250)

The intangible assets consist principally of the fair value assigned to the rights to the use of the Binion’s name in Clark County, Nevada. Such rights are perpetual and accordingly are considered to have an indefinite life and will not be amortized. The deferred leasehold obligation represents the amount necessary to reduce the lease payments under the land leases to fair value. This amount is being amortized over the life of the land leases as a reduction of land lease rental expense.

The Company has not included proforma information utilizing historical financial data because the Company did not believe such information would be indicative of future operations, particularly in light of the fact that the Company would not be operating the Binion’s property for at least one year.

50% Interest in North Metro Harness Initiative, LLC

In June 2004, the Company’s wholly-owned subsidiary, MTR-Harness, Inc., acquired (for an initial investment of $10,000) a 50% interest in North Metro Harness Initiative, LLC (“North Metro”), then a subsidiary of Southwest Casino and Hotel Corporation. North Metro filed an application with the Minnesota Racing Commission to construct and operate a harness racetrack and card room in Columbus

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Township, Anoka County, Minnesota, approximately 30 miles north of downtown Minneapolis on a 165-acre site currently under option. The racetrack will be the second of only two racetracks permitted by current law in the seven county Minneapolis metropolitan area. The Company will invest an additional $7.5 million, but could elect to contribute additional capital or provide credit enhancements.

On January 19, 2005, the Minnesota Racing Commission granted North Metro’s license application to construct and operate a harness racetrack. Minnesota law permits licensed racetracks to operate a card room with up to 50 tables offering “non-banked” games (those in which the players play only against each other instead of against the house), subject to completion of the racetrack’s first 50-day live race meet and regulatory approval of a card room plan of operation. A public interest group has sought judicial review of the issuance of the license. North Metro intends to commence card room operations at the earliest practicable date.

During 2005, the Company invested approximately $982,000 in North Metro (exclusive of legal and other fees) as part of the Company’s undertaking to invest up to $7.5 million.

NOTE 5—EQUITY TRANSACTIONS

During the three months ended June 30, 2005, holders of previously issued options to purchase the Company’s common stock exercised options to purchase a total of 57,600 shares of the Company’s common stock at prices ranging from $2.50 to $8.00 per share by delivery of cash proceeds of $358,000. During the three months ended June 30, 2004, holders of previously issued options to purchase the Company’s common stock exercised options to purchase a total of 3,000 shares of the Company’s common stock at a price of $2.50 per share by delivery of cash proceeds of $8,000.

During the six months ended June 30, 2005, holders of previously issued options to purchase the Company’s common stock exercised options to purchase a total of 100,800 shares of the Company’s common stock at prices ranging from $2.50 to $8.00 per share by delivery of cash proceeds of $472,000. During the six months ended June 30, 2004, holders of previously issued options to purchase the Company’s common stock exercised options to purchase a total of 664,000 shares of the Company’s common stock at prices ranging from $2.00 to $2.50 per share by delivery of cash proceeds of $1,330,000 and 30,675 shares of common stock (in connection with the exercise price and applicable withholding taxes).

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” (Statement No. 123) to employee stock-based awards.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
Net income, as reported	$1,602	$3,004	$4,485	$6,023
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,122)	(66)	(1,187)	(131)
Pro forma net income	$480	$2,938	$3,298	$5,892
Earnings per share:
Basic, as reported	$0.06	$0.11	$0.16	$0.21
Basic, pro forma	$0.02	$0.10	$0.12	$0.21
Diluted, as reported	$0.06	$0.10	$0.15	$0.21
Diluted, pro forma	$0.02	$0.10	$0.11	$0.20

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

In April 2005, the Securities and Exchange Commission extended the effective date of implementation for registrants that are not small businesses to no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company expects to adopt Statement 123(R) on January 1, 2006.

In accordance with Statement 123, the Company has historically disclosed the impact on its net income and earnings per share had the fair value based method been adopted. Had the Company adopted Statement 123(R) in prior periods, the impact of that standard on periods presented in the consolidated financial statements would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share. The impact on the results of operations subsequent to the adoption of Statement 123(R) cannot be determined at this time since such impact will be dependent upon the amount and terms of share-based payments granted to employees in future periods.

On April 13, 2005, the Board of Directors granted to certain personnel non-qualified stock options to purchase a total of 190,000 shares of the Company’s common stock. The options were granted pursuant to the Company’s pre-existing plans.

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 21, 2005, the shareholders of the Company ratified the 2005 Stock Incentive Plan and reserved 200,000 shares of the Company’s common stock for issuance pursuant to the exercise of options issued under the Plan.

On July 27, 2005, the Company repurchased 200,000 shares of the Company’s common stock for $2,192,000. These shares were retired upon their repurchase by the Company.

NOTE 6—INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 (Statement 109), Accounting for Income Taxes. Under Statement 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income taxes reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance, when determined to be necessary, is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. There is no valuation allowance at June 30, 2005 and 2004. The Company and its subsidiaries file a consolidated federal income tax return.

NOTE 7—LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

On March 25, 2003 the Company consummated the private sale of $130.0 million of 9.75% senior unsecured notes. The net proceeds after discounts, fees and expenses of the offering were approximately $123.9 million, of which $93.4 million was used to repay all amounts outstanding and due under the Second Amended and Restated Credit Agreement. The remaining proceeds were available for general corporate purposes and were principally utilized to fund the acquisitions of Scioto Downs, Inc. and Binion’s.

On March 28, 2003, the Company entered into the Third Amended and Restated Revolving Credit Agreement in the amount of $50.0 million with Wells Fargo Bank. Under the Third Amended and Restated Credit Agreement, up to $10.0 million will be available for use in connection with letters of credit, and up to $10.0 million in short term funds will be available for use under a “swing line” facility on same-day notice to the lenders. In general, borrowings under the Third Amended and Restated Credit Agreement will bear interest based, at the Company’s option, on either the agent bank’s base rate or LIBOR, in each case plus a margin. The applicable margin will be based on the leverage ratio at the time and will range from 75 to 275 basis points for base rate loans and 200 to 400 basis points for LIBOR loans. During the six months ended June 30, 2004, the Company borrowed $7.0 million under the Third Amended and Restated Credit Agreement and repaid $2.5 million during the same period. There were no borrowings during the six months ended June 30, 2005.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding the Company’s strategies, objectives and plans for future development or acquisitions of properties or operations, as well as expectations, future operating results and other information that is not historical information. When used in this document, the terms or phrases such as “anticipates,” “believes,” “projects,” “plans,” “intends,” “estimates,” “expects,” “could,” “would,” “will likely continue,” and variations of such words or similar expressions are intended to identify forward-looking statements. Although the Company’s expectations, beliefs and projections are expressed in good faith and that there is a reasonable basis for them, there can be no assurance that these expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this document. Such risks, uncertainties and other important factors include, but are not limited to: (i) changes in, or failure to comply with, laws, regulations, accounting standards or environmental laws (including adverse changes in regulation by various state gaming or racing authorities and the rates of taxation on gaming revenues); (ii) competitive and general economic conditions in the Company’s markets, including the location of competitors and the legalization of new forms of gaming in states within the Company’s target markets; (iii) the ability to integrate future acquisitions; (iv) construction factors relating to new development or maintenance and expansion of operations, including litigation, delays, zoning issues, environmental restrictions, weather or other hazards; (v) the effect of economic, credit and capital market conditions on the economy in general; (vi) continued dependence on Mountaineer Park for revenues and cash flows; (vi) dependence upon key personnel and the ability to attract new personnel; (viii) weather or road conditions limiting access to the Company’s properties; and (ix) leverage and debt service requirements.

Additional factors that could cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as well as other filings with the Securities and Exchange Commission. The Company does not intend to publicly update any forward-looking statements, except as may be required by law.

OVERVIEW

MTR Gaming Group, Inc. (“the Company”), through its wholly-owned subsidiaries, owns and operates the Mountaineer Racetrack and Gaming Resort (“Mountaineer Park”) in Chester, West Virginia; Scioto Downs in Columbus, Ohio; the Ramada Inn and Speedway Casino in North Las Vegas, Nevada (“Las Vegas Speedway”); and Binion’s Gambling Hall & Hotel (“Binion’s”) in Las Vegas, Nevada.

The Company purchased the assets of Binion’s, which was formerly known as Binion’s Horseshoe Hotel and Casino, on March 11, 2004, and entered into a Joint Operating License Agreement with an affiliate of Harrah’s Entertainment, Inc. (“Harrah’s”) pursuant to which Harrah’s served as the primary day-to-day operator of the property. On March 10, 2005, the Company took over the operations of Binion’s and renamed the property. From the acquisition of Binion’s on March 11, 2004 through March 10, 2005, the Company’s principal operating revenues from the property had been in the form of guaranteed payments of approximately $0.2 million per month, net of all operating expenses.

In June 2004, the Company’s wholly-owned subsidiary, MTR-Harness, Inc., acquired a 50% interest in North Metro Harness Initiative, LLC (“North Metro”). Pending judicial review of the license application,

North Metro intends to construct and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota.

In September 2004, the Company’s wholly-owned subsidiary, Jackson Racing, Inc. (“Jackson Racing”), signed a definitive agreement to acquire a 90% interest in Jackson Trotting Association, LLC, a Michigan limited liability company that operates Jackson Harness Raceway which conducts live harness racing and simulcasting with parimutuel wagering in Jackson, Michigan. The acquisition has been approved by the Michigan Racing Commission, but is subject to certain terms and conditions, including the seller’s option to reduce Jackson Racing’s interest to 80% under certain circumstances.

The Company, through its wholly-owned subsidiary, Presque Isle Downs, Inc. (“Presque Isle Downs”), has obtained a license to build a thoroughbred racetrack and operate parimutuel wagering in Erie, Pennsylvania, which the Company intends to build, subject to various development risks. Additionally, as a result of gaming legislation passed in Pennsylvania in July 2004, and subject to licensing by the Pennsylvania Gaming Control Board that has recently been created, the Company anticipates initially operating 1,800—2,000 slot machines at Presque Isle Downs. The Company intends to commence live racing at Presque Isle Downs by December 2007 and believes that Presque Isle Downs will represent a potential source of significant revenues for the Company.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004

The following tables set forth information concerning the Company’s results of operations by property:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Net Revenues:
Mountaineer Park	$76,454	$76,891	$144,824	$147,746
Binion’s Gambling Hall(1)	14,839	638	19,745	851
Las Vegas Speedway	2,627	2,421	5,141	4,902
Scioto Downs	1,815	1,971	2,613	2,843
Corporate	6	3	6	6
Consolidated net revenues	$95,741	$81,924	$172,329	$156,348

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Operating Income (Loss):
Mountaineer Park	$9,846	$11,412	$20,411	$22,249
Binion’s Gambling Hall(1)	409	204	1,023	288
Las Vegas Speedway	72	(119)	158	(119)
Scioto Downs	(649)	(729)	(1,232)	(1,441)
Corporate	(3,451)	(2,566)	(6,521)	(4,614)
Consolidated operating income	$6,227	$8,202	$13,839	$16,363

(1)          The Company acquired Binion’s on March 11, 2004 and received guaranteed payments under a joint operating agreement with Harrah’s until taking over operation of the property on March 10, 2005. Accordingly, operating results are not comparable.

Net revenues increased $13.8 million, or 16.9%, to $95.7 million for the three months ended June 30, 2005 from $81.9 million in the 2004 three-month period. Gaming revenues represented a majority of this increase, or $10.5 million, while food, beverage and lodging revenues increased by $4.7 million. These increases were primarily due to the operations of Binion’s effective with the Company’s takeover of the property’s operations on March 10, 2005. Revenues earned from parimutuel commissions and other sources during 2005 declined from the same period in 2004. Increased promotional allowances of $0.9 million also resulted from Binion’s operations.

In the six-month periods, net revenues increased by $16.0 million, or 10.2%, to $172.3 million for 2005 from $156.3 million in 2004. Gaming revenues represented a majority of this increase, or $11.3 million, due to $14.1 million earned from Binion’s operations, offset by a $2.9 million decline in gaming revenues at Mountaineer Park. Food, beverage and lodging revenues increased by $5.9 million, which was primarily due to Binion’s operations. Revenues earned from parimutuel commissions and other sources during 2005 declined slightly from the same period in 2004. Increased promotional allowances of $1.0 million also resulted from Binion’s operations.

Mountaineer Park’s Operating Results:

During the three months ended June 30, 2005, net revenues decreased by $0.4 million, or 0.6%, to $76.5 million, primarily due to a decline in gaming revenues. Parimutuel commissions remained consistent at $2.8 million. Food, beverage and lodging revenues increased by $0.2 million, and revenue from other sources decreased by $0.2 million. Promotional allowances decreased slightly to $1.0 million. However, operating margin decreased to 12.9 % in the three-month period of 2005 from 14.9% in the same period of 2004, a decrease of 13.7%.

During the six months ended June 30, 2005, net revenues decreased by $2.9 million, or 2.0%, to $144.8 million, primarily due to a decline in gaming revenues. Parimutuel commissions and revenue earned from food, beverage and lodging operations remained consistent at $4.4 million and $9.8 million, respectively, while revenue from other sources decreased by $0.3 million. Promotional allowances decreased by $0.3 million to $1.9 million. However, operating margin decreased to 14.1 % in the six-month period of 2005 from 15.1% in the same period of 2004, a decrease of 8.3%.

Operating margins at Mountaineer Park were negatively impacted, primarily due to:

•       an increase in costs associated the Company’s self-insured employee health care plan of approximately $0.5 million during the three-month period of 2004;

•       an increase in depreciation expenses related to increases in capital purchases and accelerated depreciation expense resulting from the reduction of the useful lives of certain coin-drop machines; incremental depreciation expense was approximately $0.5 million during the three-month period of 2005 and $1.3 million during the six-month period of 2005; and

•       a decrease in the gross profit from gaming operations (as discussed below).

A discussion of Mountaineer Park’s key operations is as follows.

Gaming Operations.   Management attributes the decline in revenue from gaming operations during the three- and six-month periods of 2005 to the following factors: (1) increased competition from limited video lottery terminals in local bars and clubs; (2) increased fuel costs and general economic conditions; and (3) one fewer day in 2005 compared to 2004. For example, the West Virginia Lottery Commission reported that for its fiscal year ended June 30, 2005, video lottery terminals in bars and clubs in Hancock and Brooke counties (Mountaineer Park market area) experienced net revenue growth of 52% to $36.7 million with actual video lottery terminals at these bars and clubs increasing by 24% to 930 machines. During the three months ended June 30, 2005, Mountaineer Park’s average daily net win per machine decreased slightly to $230 compared to $231 for the same period in 2004. In the six-month periods, the average daily net win per machine decreased 1.8% to $222 for 2005 from $226 in 2004. Management believes that if West Virginia were to enact proposed legislation for table games at the state’s racetracks, which did not pass during the 2005 regular session, Mountaineer may increase its market penetration, which could contribute to Mountaineer Park’s growth in gaming revenues and further development as a destination resort. However, the commencement of gaming operations at racetracks and free-standing slot parlors in Pennsylvania may impact Mountaineer Park’s growth, depending on the location of gaming facilities.

Effective in July 2005, West Virginia legislation increased the portion of the racetracks’ net win that is contributed to the Employee Pension Fund from 0.5% to 1%. This 0.5% increase is applied to the racetracks’ net win until the racetrack reaches its Excess Net Terminal Income threshold. For Mountaineer Park, the threshold is fixed at approximately $160.0 million. Management estimates that this change will reduce the amount of net win retained by Mountaineer Park by approximately $0.8 million on an annual basis.

Parimutuel Commissions.   Parimutuel commissions for Mountaineer Park, detailing gross handles less patron payouts and deductions, for the three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Import simulcast racing parimutuel handle	$5,914	$5,944	$10,853	$10,649
Live racing parimutuel handle	3,811	4,241	5,399	6,005
Less patrons’ winning tickets	(7,675)	(8,037)	(12,804)	(13,128)
	2,050	2,148	3,448	3,526
Revenues—export simulcast	3,255	3,208	4,808	4,719
	5,305	5,356	8,256	8,245
Less:
State and county parimutuel tax	(131)	(133)	(227)	(222)
Purses and Horsemen’s Association	(2,357)	(2,380)	(3,623)	(3,615)
Revenues—parimutuel commissions	$2,817	$2,843	$4,406	$4,408

The decrease in live and import simulcast racing handle is attributable to the ability of patrons to place parimutuel wagers via telephone and the Internet (where permitted by law), despite racing two additional days in 2005 compared to 2004. This decrease was offset by an increase in export simulcast revenue due to an increase in the number of export sites.

Effective in July 2005, West Virginia legislation established a requirement that the racetracks reallocate 7% of the previous 15.5% of the net win from gaming operations that is contributed to the Horsemen’s Purse Fund to a Workers Compensation Debt Reduction Fund until the aggregate allocations of all racetracks reach $11.0 million annually. In the event a racetrack reaches its excess net terminal income before the $11.0 million is reached annually, the reallocation becomes 4% of the then applicable 9.5% contributed to the Horsemen’s Purse Fund. In addition, this legislation requires that racetracks reallocate 1.5% of the net win contributed to the Horsemen’s Purse Fund into Thoroughbred and Greyhound Breeding Development Funds until the racetrack reaches its Excess Net Terminal Income threshold. As a result of these reallocations, Mountaineer Park reduced regular purses by approximately 20% effective July 22, 2005. Unlike the 0.5% increase in the amount of net win from slot operations that must be contributed to the Employee Pension Fund, this change in the law does not represent an increase in the effective tax rate, but rather a reallocation of the amounts that were already required to be paid. Nevertheless, the resulting decrease in purses for live racing could have an impact on Mountaineer Park’s ability to attract high quality racehorses and the wagering public’s interest in live racing. Live racing and import simulcast are expected to continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or growth in the utilization of telephone and/or Internet wagering).

Food, beverage and lodging operations.   Revenues from food, beverage and lodging operations increased slightly during the three months ended June 30, 2005, but remained relatively consistent during the six-month period of 2005, as compared to the same periods in 2004. The average daily room rate for the Grande Hotel increased to $86.39 during the three months ended June 30, 2005 from $81.57 during 2004, and the average occupancy rate increased slightly to 70.0% from 68.9% in the three-month periods ended June 30, 2005 and 2004, respectively. In the six-month periods, the average daily room rate increased to $83.50 during 2005 from $74.28 during 2004, but the average occupancy rate decreased to 65.6% from 67.9% during 2005 and 2004, respectively.

Binion’s Operating Results:

Prior to March 10, 2005, revenues earned from Binion’s consisted of guaranteed payments received under a joint operating agreement with Harrah’s, which began with the Company’s acquisition of the property on March 11, 2004. On March 10, 2005, these guaranteed payments ended effective with the Company’s takeover of the property’s operations. During the three months ended June 30, 2005, the incremental revenues earned from Binion’s consisted of $10.8 million from gaming operations, $4.4 million from food, beverage and lodging operations and $0.5 million from other sources, offset by promotional allowances of $0.9 million. Binion’s operating margin for the period was 2.8%, which included general and administrative expenses of $4.3 million, of which $1.6 million was incurred for land lease rental payments.

In the six-month period of 2005, incremental revenues earned from Binion’s consisted of $14.1 million from gaming operations, $5.8 million from food, beverage and lodging operations and $1.1 million from other sources, offset by promotional allowances of $1.2 million. Also during the six-month period, Binion’s received guaranteed payments under the joint operating agreement with Harrah’s in the amount of $0.4 million. Binion’s operating margin for the period was 5.2%, which included general and administrative expenses of $5.7 million.

Las Vegas Speedway’s Operating Results:

Las Vegas Speedway’s revenue growth during the three and six months ended June 30, 2005 resulted primarily from gaming operations and lodging. The operating margin also increased to 2.7% and 3.1% during the 2005 three- and six-month periods, respectively, as compared to operating losses in 2004. The increase in operating margins was due in part to revenue growth and by continued efforts to monitor and reduce costs. An automated player tracking system was implemented at the property in July 2004 that has enabled the property to enhance its competitiveness with other local casinos.

Scioto Downs’ Operating Results:

The operating results for Scioto Downs include simulcasting, which is operated year-round, and live harness racing, which is conducted from early May through mid-September, as well as food and beverage operations. The property’s revenues continue to be impacted by declining racing handles. However, Scioto Downs’ operating losses decreased slightly in 2005 as compared to 2004 due to efforts to monitor and reduce costs.

Scioto Downs has been incorporated into certain Mountaineer Park simulcasting arrangements. Additionally, the Company continues to investigate other ways to increase revenues for the property, including telephone and Internet wagering, however nothing definitive has been established at this time.

Corporate Operating Results:

During the three months ended June 30, 2005, corporate general and administrative expenses increased by $0.9 million, or 39.7%, to $3.2 million. The increase in expenses was primarily due to:

•       an increase in legal and professional services costs of $0.4 million, primarily related to development activities; and

•       an increase $0.5 million of additional salaries and benefit costs for corporate functions that were transferred from Mountaineer Park.

In the six-month periods, general and administrative expenses increased by $1.9 million, or 47.8%, to $5.9 million. The increase in expenses was primarily due to:

•       an increase in legal and professional services costs of $0.7 million, primarily related to development projects and Presque Isle Downs development activities;

•       an increase of $0.2 million related to additional deferred compensation expenses; and

•       an increase of $1.0 million of additional salaries and benefit costs for corporate functions that were transferred from Mountaineer Park.

Loss on Disposal of Property:

During the three months ended June 30, 2005, the Company incurred a loss of $0.5 million on the disposal of property in connection with land option, legal and other costs related to the Company’s Keystone Downs’ thoroughbred racetrack development. The Company withdrew its application for the Keystone Downs license in 2004, and the Company and its development partner recently decided not to pursue alternatives for utilization of the land under option, thus allowing the options to expire at June 30, 2005.

Interest:

This decrease in interest expense in 2005 as compared to 2004 is attributable to the capitalization of interest related to the construction of Presque Isle Downs, as well as the reduction of capital lease obligations and the repayment of a note payable.

CASH FLOWS

The Company’s operating activities produced $17.5 million in cash flow during the six months ended June 30, 2005, compared to $20.9 million during the same period of 2004. Current period non-cash expenses included $11.8 million of depreciation and amortization and $1.4 million of deferred compensation.

Net cash used in investing activities was $16.3 million during the six months ended June 30, 2005, compared to $33.9 million (including $22.6 million for the acquisition of Binion’s) during the same period of 2004. In 2005, the Company invested $15.5 million in acquisitions of property and equipment and other capital improvements compared to $6.7 million in 2004. Deposits and other assets increased by $0.4 million during the six-month period of 2005 versus an increase of $4.3 million during the same period of 2004.

Net cash used in financing activities was $1.1 million during the six months ended June 30, 2005, compared to $1.7 million of net cash provided by financing activities during the same period of 2004. In 2005, the Company made principal payments on long-term and capital lease obligations in the amount of $1.6 million compared to $6.1 million during the same period in 2004, offset by additional borrowings of $7.0 million from its credit agreement. Additionally, the Company received $0.5 million in proceeds from the exercise of stock options in 2005 compared to $1.0 million in 2004.

LIQUIDITY AND SOURCES OF CAPITAL

The Company’s working capital balance stood at $15.5 million at June 30, 2005, and its unrestricted cash balance amounted to $22.6 million. At June 30, 2005, the balances in bank accounts owned by Mountaineer Park’s horsemen, but to which the Company contributes funds for racing purses, exceeded the Company’s purse payment obligations by $4.4 million. This amount is available for payment of future purse obligations at the discretion of the Company and in accordance with the terms of its agreement with the HBPA. The Company also earns the interest on balances in these accounts.

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

On March 28, 2003, the Company entered into the Third Amended and Restated Revolving Credit Agreement in the amount of $50.0 million with Wells Fargo Bank. Under the Third Amended and Restated Credit Agreement, up to $10.0 million is available for use in connection with letters of credit, and up to $10.0 million in short term funds is available for use under a “swing line” facility on same day notice to lenders. Loans under the Third Amended and Restated Credit Agreement mature in 2008, five years after the date of execution of the Credit Agreement. The Third Amended and Restated Credit Agreement contains certain financial covenants that require the Company to satisfy, on a consolidated basis, specified quarterly financial tests. The Third Amended and Restated Credit Agreement permits the Company to finance separately up to $35.0 million for equipment, including gaming equipment, during the term of the credit facility.

The Company has various arrangements with banks and their affiliated leasing companies for such equipment financing. As of June 30, 2005, the aggregate outstanding principal balance related to equipment financing was $2.5 million. The Company must also pay a quarterly non-usage commitment fee for the Third Amended and Restated Credit Agreement that is based upon the leverage ratio. As of June 30, 2005, no amounts were outstanding under the credit facility, except for a letter of credit for $645,000. The Third Amended and Restated Credit Agreement also contains covenants that restrict our ability to make investments, incur additional indebtedness, incur guarantee obligations, pay dividends, create liens on assets, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates. A failure to comply with the restrictions contained in our senior secured credit facility and the indentures governing our senior unsecured notes could lead to an event of default hereunder which could result in an acceleration of such indebtedness.

CAPITAL IMPROVEMENTS.   During the six months ended June 30, 2005, the Company spent $15.5 million for capital improvements, equipment and land acquisitions. During the remainder of 2005, the Company expects to spend approximately $10.0-15.0 million on capital additions, exclusive of the Presque Isle Downs construction costs as discussed below.

The following contractual obligations entered into since December 31, 2004 increase contractual cash obligations (See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital in the Annual Report on Form 10-K for the year ended December 31, 2004) as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in millions)
Contractual cash obligations:
Capital expenditures	$0.8	$0.8	$—	$—	$—
Business combination	5.0	5.0	—	—	—
Purchase and other contractual obligations	1.1	0.3	0.4	0.3	0.1
Total	$6.9	$6.1	$0.4	$0.3	$0.1

Commitments and Contingencies

On July 17, 2003, the Pennsylvania State Horse Racing Commission unanimously reinstated Presque Isle Downs’s license to build a thoroughbred horse racetrack and conduct parimutuel wagering in Erie, Pennsylvania. Appeals relating to the issuance of the license were ultimately resolved favorably for the Company on December 30, 2004. The currently licensed and planned construction site for Presque Isle Downs is a 272-acre site on Route 97 in Summit Township (the “Licensed Site). In April 2004 and March 2005, the Company purchased parcels aggregating approximately 270 acres of the Licensed Site for a total of approximately $10.0 million. An additional $1.0 million is payable in connection with previously acquired parcels when the Company commences gaming operations at Presque Isle Downs.

Apart from land acquisition costs, closing costs, costs for gaming equipment and the $50.0 million licensing fee, we anticipate spending between $85.0 million and $95.0 million to build Presque Isle Downs including the temporary gaming facility, without giving effect to anticipated proceeds from the sale of the alternative sites or any tax incentives. Upon commencement of parimutuel operations at Presque Isle Downs, we have agreed to purchase an off track wagering facility for $7.0 million. We expect to finance the majority of these development costs with cash flow from operations, cash on hand, availability under our $50.0 million Third Amended and Restated Revolving Credit Agreement and, when slot machines are installed, capital lease obligations. Depending upon our actual expenditures for Presque Isle Downs, the timing of the payment of the licensing fee and the timing of any other acquisition activity, we might require additional financing in order to implement all of our development plans. Commencement of racing and parimutuel operations in Erie remains subject to risks and uncertainties, which include but are not limited to unforeseen engineering, environmental, or geological problems, work stoppages, weather interference, including floods, construction delays and other risks associated with building a racing operation, and compliance with the terms of the license, which require us to commence live racing by December of 2007.

The Company also identified alternative sites for the construction of Presque Isle Downs that were not available when the Company applied for the license. On March 22, 2002, the Company entered into an agreement whereby the Company advanced $2.0 million to a third-party for the purpose of acquiring certain real property in Erie County, Pennsylvania (known as the Green Shingle site) as one of alternative sites for the proposed racetrack. The loan matured on March 31, 2005, and the Company is in the process of closing on this transaction. In October 2003, the Company completed the acquisition of 130 acres previously under contract for $2.6 million including previous land option payments. This acreage adjoins the Green Shingle site. In October 2004, the Company completed the acquisition of a third site, known as the International Paper site, comprised of approximately 215 acres of real property and certain buildings on Lake Erie. The purchase price, including the buyout of a related salvage contract, was $2.8 million. The Company has recently made the decision to construct Presque Isle Downs on the Route 97 site and is currently investigating and evaluating sale and other development opportunities for the alternative sites.

The Company has entered into an agreement to sell all but approximately 24 acres of the International Paper site for $4.0 million to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is managed by the municipality (the GEIDC). The agreement is subject to, among other things, the buyer performing a due diligence review of the property and the release of the Company (by International Paper Company and PaDEP) from its obligations under the consent order. The selling price approximates the carrying value of the property.

In connection with the acquisition of the International Paper site, the Company entered into a consent order with the Pennsylvania Department of Environmental Protection (PaDEP) regarding a proposed environmental remediation plan for the site. The proposed plan was based upon a “baseline environmental report” and it was estimated that such remediation would cost approximately $3.0 million. The sale to the GEIDC is conditioned upon, among other things, the PaDEP and International Paper Company releasing the Company from its obligations under the consent order. If the GEIDC transaction is not consummated, the Company will seek to modify the consent order. In this regard the Company has entered into discussions with the PaDEP and retained an environmental consultant to conduct an environmental risk assessment of the property to determine the most effective and efficient way to address the required remediation. It is anticipated that the risk assessment approach will reduce the estimated cost associated with the remediation. However, the Company has not finalized the discussions with the PaDEP or completed the risk assessment analysis. Accordingly, a revised estimate of the remediation costs cannot be determined at this time. It is anticipated that the remediation costs incurred will be added to the carrying value of the property and recovered through the sale of the property.

In connection with the acquisition of Binion’s, the Company obtained title to the property and equipment for $20.0 million (exclusive of transaction costs aggregating $658,000), free and clear of all debts, subject to increase by $5.0 million if, at the termination of the Joint Operating Agreement, Harrah’s has achieved certain operational milestones. The Company is currently analyzing financial information to determine whether Harrah’s achieved the specified operational milestones. The $5.0 million has been accrued at June 30, 2005 as additional purchase price.

In June 2004, the Company’s wholly-owned subsidiary, MTR-Harness, Inc., acquired for an initial investment of $10,000, a 50% interest in North Metro Harness Initiative, LLC (“North Metro”), then a subsidiary of Southwest Casino and Hotel Corporation. On January 19, 2005 the Minnesota Racing Commission granted North Metro a license to construct and operate a harness racetrack. A public interest group has sought judicial review of the issuance of the license. The racetrack would be the second of only two racetracks permitted by current law in the seven county Minneapolis metropolitan area. The Company plans to invest an additional $7.5 million in the project, but may elect to increase its investment or provide credit enhancements. During 2004, the Company made capital contributions of approximately $98,000 and in 2005 invested an additional $982,000 (exclusive of legal and other fees) in North Metro.

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

The project is estimated to cost approximately $47.0 million for land acquisition and construction and will be separately financed on a nonrecourse basis to the Company.

In September 2004, the Company signed a definitive agreement to acquire a 90% interest in Jackson Trotting Association, LLC, a Michigan limited liability company that operates Jackson Harness Raceway, which historically has conducted live harness racing (mid-April through mid-June) and year-round simulcasting with parimutuel wagering in Jackson, Michigan. The acquisition has been approved by the Michigan Racing Commission, but is subject to certain terms and conditions, including the consent of Wells Fargo (the Company’s lender) and the seller’s option to reduce Jackson Racing’s interest to 80% under certain circumstances. The purchase agreement provides for a purchase price of $2.0 million to be paid at closing, $2.0 million as additional consideration in the event slot machines or video lottery gaming is or has been authorized by Michigan law and $2.0 million as additional consideration only in the event slot machines or video lottery gaming is actually installed and operating at the facility. The purchase agreement also provides that upon consummation of the transaction the current president of Jackson Harness Raceway will enter into a five-year employment agreement. The Company is currently negotiating an amendment of the purchase agreement.

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

OUTSTANDING OPTIONS.   As of June 30, 2005, there were outstanding options to purchase 1,261,700 shares of the Company’s common stock. If all such options were exercised, the Company would receive proceeds of approximately $8.4 million. We utilize the treasury stock method in determining the dilutive effect of outstanding options and warrants. Our policy is as follows: Our basic earnings per share (EPS) is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

NEW ACCOUNTING PRONOUNCEMENTS

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

In April 2005, the Securities and Exchange Commission extended the effective date of implementation for registrants that are not small businesses to no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company expects to adopt Statement 123(R) on January 1, 2006.

In accordance with Statement 123, the Company has historically disclosed the impact on its net income and earnings per share had the fair value based method been adopted. Had the Company adopted Statement 123(R) in prior periods, the impact of that standard on periods presented in the consolidated financial statements would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share. The impact on the results of operations subsequent to the adoption of Statement 123(R) cannot be determined at this time since such impact will be dependent upon the amount and terms of share-based payments granted to employees in future periods.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily from variable rate long-term debt arrangements. With the issuance of the fixed rate long-term senior notes and repayment of the balance outstanding under the Second Amended and Restated Credit Agreement in March 2003, the Company’s exposure to interest rate changes will be limited to amounts which may be outstanding under the $50.0 million Third Amended and Restated Credit Agreement (See Liquidity and Sources of Capital).

Depending upon the amounts outstanding under the Third Amended and Restated Credit Agreement and without consideration of interest rate derivatives designated as hedges if any, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $0.5 million.

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

On March 11, 2004, the Company acquired Binion’s Horseshoe Hotel and Casino (“Binion’s”) in downtown Las Vegas and entered into a Joint Operating License Agreement with an affiliate of Harrah’s Entertainment, Inc. (“Harrah’s”). Harrah’s served as the primary day-to-day operator of the property on an interim basis, subject to certain oversight and review by a joint committee of the two companies. The Joint Operating License Agreement had an initial term of one year and Harrah’s could have extended for up to an additional two years. During the term of the agreement, the Company received guaranteed payments, net of all of the property’s operating expenses including ground leases. On October 26, 2004, Harrah’s notified the Company that Harrah’s would not extend the Joint Operating License Agreement beyond the initial one-year term. Accordingly, the Company took over the operations of Binion’s on March 10, 2005 and renamed it Binion’s Gambling Hall & Hotel. The Company is in the process of reviewing Binion’s internal control structure as part of our integration activities and, if necessary, making appropriate changes as we incorporate our controls and procedures into this recently acquired business.

PART II
OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

On December 15, 2004, Columbus Concerned Citizens filed a civil action in the Second District Court, Ramsey County, Minnesota against the Minnesota Racing Commission, alleging that the Racing Commission violated the state’s Open Meeting Law and administrative procedure laws by agreeing to reconsider its November 2004 decision denying a license to North Metro Harness Initiative, LLC, our affiliate. North Metro intervened in this action. Initially, Concerned Citizens sought to enjoin the Racing Commission from reconsidering the earlier decision. The court denied Concerned Citizens’ motion and an appellate court denied an emergency petition seeking the same relief. On motion of the Racing Commission, which North Metro joined, the court dismissed the action in its entirety with prejudice. Concerned Citizens has said it will appeal the decision.

On March 10, 2005, in a separate action, the Columbus Concerned Citizens filed an appeal of the Minnesota Racing Commission’s January 19, 2005 grant of North Metro’s racing license (In the Matter of the Class A License Application of North Metro Harness Initiative, LLC., Appeal No. A-05-471, Minnesota Court of Appeals). If the Appeals Court were to invalidate the Commission’s action, the resulting invalidation of the license would preclude North Metro from building the racetrack and card room, and the Company would not realize the revenue or profit anticipated from this project.

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

Date: August 9, 2005	MTR GAMING GROUP, INC.
	By:	/s/ EDSON R. ARNEAULT
Edson R. Arneault
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER
	By:	/s/ JOHN W. BITTNER, JR.
John W. Bittner, Jr.,
CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

EXHIBIT NO.	ITEM TITLE
3.1	Restated Certificate of Incorporation for Winner’s Entertainment, Inc. dated August 17, 1993 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1993)
3.2	Amended By Laws (incorporated by reference to the Company’s report on Form 8-K filed February 20, 1998)
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