Form 10-Q
period 2005-09-30
MTR GAMING GROUP INC
filed 2005-11-09
CIK 834162

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $.00001 PAR VALUE

Class
27,213,010
Outstanding at November 4, 2005

MTR GAMING GROUP, INC.
INDEX FOR FORM 10-Q

PART 1
FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	SEPTEMBER 30 2005	DECEMBER 31 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,734	$22,443
Restricted cash	315	604
Accounts receivable, net of allowance for doubtful accounts of $165 in 2005 and $91 in 2004	7,998	4,417
Accounts receivable—West Virginia Lottery Commission	3,538	—
Inventories	3,488	2,877
Deferred financing costs	1,470	1,469
Prepaid taxes	—	505
Deferred income taxes	962	962
Other current assets	3,822	2,262
Total current assets	49,327	35,539
Property and equipment:
Land	34,737	34,731
Building	163,110	157,843
Equipment and automobiles	86,519	77,037
Furniture and fixtures	16,817	16,252
Construction in progress	19,912	10,082
	321,095	295,945
Less accumulated depreciation	(89,432)	(73,403)
	231,663	222,542
Other assets:
Goodwill	1,492	1,492
Other intangibles	14,285	14,285
Note receivable	—	2,172
Deferred income taxes	3,851	3,851
Deferred financing costs, net of current portion	3,673	4,775
Deposits and other	17,323	15,371
	40,624	41,946
Total assets	$321,614	$300,027
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,182	$2,966
Accounts payable—West Virginia Lottery Commission	422	677
Accrued payroll and payroll taxes	2,506	2,308
Accrued tax liability	221	—
Accrued interest	6,408	3,244
Other accrued liabilities	12,589	6,258
Current portion of capital lease obligations	225	1,792
Current portion of long-term and other debt	391	383
Total current liabilities	34,944	17,628
Capital lease obligations, net of current portion	1	4
Long-term and other debt, less current portion	134,996	133,133
Deferred leasehold obligation	5,111	5,177
Long-term deferred compensation	7,597	5,710
Deferred income taxes	15,121	15,121
Total liabilities	197,770	176,773
Shareholders’ equity:
Common stock	—	—
Paid in capital	61,433	61,892
Retained earnings	62,411	61,362
Total shareholders’ equity	123,844	123,254
Total liabilities and shareholders’ equity	$321,614	$300,027

T

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2005	2004	2005	2004
Revenues:
Gaming	$79,477	$70,458	$226,867	$206,590
Parimutuel commissions	4,062	4,313	10,107	10,586
Food, beverage and lodging	11,537	7,298	29,312	19,143
Other	2,925	3,088	7,499	7,685
Total revenues	98,001	85,157	273,785	244,004
Less promotional allowances	(2,513)	(1,473)	(5,968)	(3,972)
Net revenues	95,488	83,684	267,817	240,032
Costs of revenues:
Cost of gaming	45,621	40,391	134,353	124,594
Cost of parimutuel commissions	3,042	2,961	7,842	7,660
Cost of food, beverage and lodging	9,638	4,841	24,457	13,816
Cost of other revenue	2,403	2,451	6,311	6,653
Total costs of revenues	60,704	50,644	172,963	152,723
Gross profit	34,784	33,040	94,854	87,309
Selling, general and administrative expenses:
Marketing and promotions	3,110	2,668	7,980	7,839
General and administrative	16,859	11,730	46,457	33,959
Depreciation and amortization	6,079	5,946	17,842	16,452
Total selling, general and administrative expenses	26,048	20,344	72,279	58,250
Operating income	8,736	12,696	22,575	29,059
Other (expense) income:
Equity in loss of unconsolidated joint venture	(113)	—	(190)	—
Loss on disposal of property	(95)	(76)	(567)	(45)
Interest income	70	58	208	163
Interest expense	(2,929)	(3,373)	(9,181)	(10,312)
Income before provision for income taxes	5,669	9,305	12,845	18,865
Provision for income taxes	(2,426)	(3,443)	(5,117)	(6,980)
Net income	$3,243	$5,862	$7,728	$11,885
NET INCOME PER SHARE—BASIC	$0.11	$0.21	$0.27	$0.42
NET INCOME PER SHARE—ASSUMING DILUTION	$0.11	$0.20	$0.27	$0.41
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	28,434,006	28,551,201	28,579,010	28,422,385
Diluted	28,724,012	28,884,256	28,913,722	28,919,761

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30
	2005	2004
Cash flows from operating activities:
Net income	$7,728	$11,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,842	16,452
Amortization of deferred leasehold obligation	(66)	(130)
Increase in allowance for doubtful accounts	74	8
Deferred compensation	1,887	2,154
Loss on disposal of property	567	45
Equity in loss of unconsolidated joint venture	190	—
Changes in operating assets and liabilities:
Accounts receivable	(7,193)	(2,257)
Prepaid taxes	505	3,071
Other current assets	(2,171)	20
Accounts payable and accrued liabilities	13,875	5,001
Net cash provided by operating activities	33,238	36,249
Cash flows from investing activities:
Decrease in restricted cash	289	420
Acquisition of Binion’s Gambling Hall & Hotel	—	(22,458)
Increase in deposits and other	(537)	(4,849)
Proceeds from disposal of property and equipment	—	182
Capital expenditures	(20,696)	(10,589)
Net cash used in investing activities	(20,944)	(37,294)
Cash flows from financing activities:
Proceeds from exercise of stock options	484	1,326
Purchase and retirement of treasury stock	(7,622)	—
Financing costs paid	—	(227)
Proceeds from the issuance of long-term debt	2,000	7,000
Principal payments on long-term debt and capital lease obligations	(1,865)	(11,959)
Net cash used in financing activities	(7,003)	(3,860)
Net increase (decrease) in cash	5,291	(4,905)
Cash, beginning of period	22,443	26,796
Cash, end of Period	$27,734	$21,891
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,793	$7,126
Income taxes	$4,400	$2,500

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

NOTE 2—GAMING OPERATIONS

West Virginia

In January 2005, West Virginia legislation established a requirement that the racetracks reallocate 7% of the previous 15.5% of net win contributed into the Horsemen’s Purse Fund into a Workers Compensation Debt Reduction Fund until the aggregate allocations of all racetracks reach $11.0 million annually. In the event a racetrack reaches its excess net terminal income before the $11.0 million is reached annually, the reallocation becomes 4% of the then applicable 9.5% contributed into the Horsemen’s Purse Fund. This reallocation was effective July 1, 2005.

In April 2005, West Virginia passed legislation that increased the portion of the racetracks’ net win that is contributed into the Employee Pension Fund from 0.5% to 1%. This 0.5% increase, which was effective July 8, 2005, is applied to the racetracks’ net win until the racetrack reaches its Excess Net Terminal Income threshold. For Mountaineer Park, the threshold is fixed at approximately $160.0 million. During the three months ended September 30, 2005, this change increased Mountaineer Park’s statutory taxes and assessments by $289,000. Additionally, this legislation requires that racetracks reallocate 1.5% of the net win contributed into the Horsemen’s Purse Fund into Thoroughbred and Greyhound Breeding Development Funds. This change was also effective July 8, 2005 and applies until Mountaineer Park reaches its Excess Net Terminal Income threshold.

The West Virginia lottery statute contains a distribution scheme for the portion of each racetrack’s net win in excess of that racetrack’s net win for the twelve months ended June 30, 2001. After deducting the State Lottery Commission 4% administrative fee, this “Excess Net Terminal Income”—as it is referred to in the statute—is subject to a 10% surcharge. The State contributes 42% of the surcharge into a capital reinvestment fund. Generally, for each dollar the property expends on eligible capital improvements for the racetrack and adjacent property, the track receives a dollar from the capital reinvestment fund. Depending upon the amount of a project, any amount expended in excess of the balance in the capital

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reinvestment fund may be carried forward three subsequent years. The Company recognizes amounts due from the capital reinvestment fund as qualifying capital expenditures are identified. After deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the racetracks receive 42% (as opposed to 46.5% effective July 8, 2005) of the remaining net win. As of September 30, 2005, the amount due from the capital reinvestment fund was $3,538,000, which the Company subsequently received in October 2005. The Company exceeded the Excess Net Terminal Income threshold during the beginning of March 2005 as compared to the latter part of February 2004, and as a result, the additional statutory payments (net) in 2005 are comparable to those in the same period of 2004.

Pennsylvania

On July 5, 2004, Pennsylvania enacted legislation permitting slot machines (initially 3,000 and ultimately up to 5,000) at the licensed racetracks in Pennsylvania, as well as five free-standing slot parlors and two resorts that would be limited to 500 machines for use by guests of the resort. This legislation applies to the Company’s Presque Isle Downs project (as discussed in Note 3), subject to licensing by the Pennsylvania Gaming Control Board. The law contemplates the Pennsylvania Gaming Control Board permitting the operation of slot machines in temporary facilities for up to three years pending the construction and opening of permanent facilities. The Company has determined that it will not build a separate building for preliminary slot operations, but rather plans to operate the slots in the permanent facility during construction of the racetrack. On August 20, 2004, an applicant for a racing license filed suit in federal court challenging the constitutionality of certain provisions of the new law. Pittsburgh Development, et. al. v. Commonwealth of Pennsylvania, et. al., case number 04-CV-1258 (W.D. Pa.). This suit was dismissed by the federal court on August 2, 2005.

NOTE 3—RACETRACK OPERATIONS

West Virginia

On January 10, 2004, Mountaineer Park executed an agreement with the Horsemen’s Benevolent and Protective Association, Inc. (the “HBPA”), the exclusive authorized bargaining representative for all thoroughbred horse owners who participate in live races at Mountaineer Park. Pursuant to this agreement, Mountaineer Park contributes all purse funds earned by such horse owners, as well as compensation to the HBPA for purses, from 50% of the proceeds of its live and simulcast racing after certain costs are deducted and 15.5% of net win from video lottery operations (subject to the legislation revision as discussed in Note 2 regarding the reallocation of 7% of the net win contributed into the Horsemen’s Purse Fund into the Workers Compensation Debt Reduction Fund and 1.5% into the Thoroughbred and Greyhound Breeding Development Funds). The contract requires Mountaineer Park to conduct a minimum of 210 live racing events annually (the minimum number required by statute) and that the Company use its best efforts to conduct racing for 232 days (228 in 2004) and provide for a minimum daily purse payment of $125,000. The contract expires on December 31, 2006.

Pennsylvania

The Company’s plans for Presque Isle Downs call for a state-of-the-art horse racing facility featuring racing as well as concerts, nightly entertainment, and fine and casual dining. The Company anticipates the permanent facility will initially contain at least the minimum legal requirement of 1,500 slot machines, a thoroughbred racetrack, a grandstand and clubhouse, barns, a paddock, and related facilities for the horses, jockeys, and trainers, and approximately 1,200 parking spaces.

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The currently licensed and planned construction site for Presque Isle Downs is a 272-acre site on Route 97 in Summit Township (the “Licensed Site”). In April 2004 and March 2005, the Company purchased parcels aggregating approximately 270 acres of the Licensed Site for a total of approximately $10.0 million. An additional $1.0 million is payable in connection with previously acquired parcels when the Company commences gaming operations at Presque Isle Downs. During October 2005, the Company commenced preliminary land development work and the construction of a new road. It is contemplated that construction will be completed in time to satisfy the condition of the racing license that the Company commence live racing by December 2007.

The Company also previously identified alternative sites for the construction of Presque Isle Downs that were not available when the Company applied for the license. In March 2002, the Company entered into an agreement whereby the Company advanced $2.0 million to a third-party for the purpose of acquiring certain real property in Erie County, Pennsylvania (known as the Green Shingle site) as one of the alternative sites for the proposed racetrack. In October 2003, the Company completed the acquisition of 130 acres previously under contract for $2.6 million including previous land option payments. This acreage adjoins the Green Shingle site. In October 2004, the Company completed the acquisition of a third site (known as the International Paper site), comprised of approximately 215 acres of real property and certain buildings on Lake Erie. The purchase price was $2.8 million. The Company is currently investigating and evaluating the sale and other development opportunities for these sites.

On October 12, 2005, the Company completed the sale of all but approximately 24 acres of the International Paper site for $4.0 million to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is managed by the municipality. The selling price approximated the carrying value of the property.

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

NOTE 4—ACQUISITIONS

Binion’s Gambling Hall & Hotel

On March 11, 2004, the Company acquired Binion’s Horseshoe Hotel and Casino (“Binion’s”) in downtown Las Vegas and entered into a Joint Operating License Agreement with an affiliate of Harrah’s Entertainment, Inc. (“Harrah’s”). The Company’s wholly-owned subsidiary, Speakeasy Gaming of Fremont, Inc., obtained title to the property and equipment for $20.0 million (exclusive of transaction costs approximating $658,000), free and clear of all debts, subject to increase by $5.0 million if, at the termination of the agreement, Harrah’s achieved certain operational milestones. In addition, the Company purchased for $1.8 million a parcel of land previously subject to a ground lease, and assumed or entered into ground leases for certain portions of the acreage upon which the property is situated. The leases have terms ranging from 25 to 71 years and aggregate current annual rentals of approximately $6.2 million. The rents are subject to certain periodic increases. Harrah’s served as the primary day-to-day operator of the property on an interim basis, subject to certain oversight and review by a joint committee of the two

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

companies. The Joint Operating License Agreement had an initial term of one year and Harrah’s could have extended for up to an additional two years. During the term of the agreement, the Company received guaranteed payments, net of all of the property’s operating expenses including the ground leases. The Company received an aggregate of $2.4 million for the initial one-year term.

On October 26, 2004, Harrah’s notified the Company that Harrah’s would not extend the Joint Operating License Agreement beyond the initial one-year term. Accordingly, the Company took over the operations of Binion’s on March 10, 2005 and renamed it Binion’s Gambling Hall & Hotel. The Company is currently analyzing financial information to determine if Harrah’s achieved the specified operational milestones and is entitled to the additional purchase price payment of $5.0 million, which has been accrued at September 30, 2005 as additional purchase price. This accrued (non-cash) amount has not been reflected in the consolidated statement of cash flows for the nine months ended September 30, 2005.

The acquisition was accounted for under the purchase method. The Binion’s results (which included the guaranteed payments under the Joint Operating License Agreement until March 10, 2005) have been included in the Company’s consolidated results since the date of acquisition. The purchase price has been allocated to the assets acquired consisting of land, building, equipment, intangible and other assets based upon an independent asset valuation. The purchase price has been allocated as follows: (dollars in thousands)

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

50% Interest in North Metro Harness Initiative, LLC

In June 2004, the Company’s wholly-owned subsidiary, MTR-Harness, Inc., acquired (for an initial investment of $10,000) a 50% interest in North Metro Harness Initiative, LLC (“North Metro”), then a subsidiary of Southwest Casino and Hotel Corporation. On January 19, 2005, the Minnesota Racing Commission granted North Metro a license to construct and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota, approximately 30 miles north of downtown Minneapolis on a 165-acre site currently under option. The racetrack will be the second of only two racetracks permitted by current law in the seven county Minneapolis metropolitan area.

Minnesota law permits licensed racetracks to operate a card room with up to 50 tables offering “non-banked” games (those in which the players play only against each other instead of against the house),

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subject to completion of the racetrack’s first 50-day live race meet and regulatory approval of a card room plan of operation. A public interest group has sought judicial review of the issuance of the license. Upon favorable resolution of the legal challenges to the grant of the license, as well as obtaining project financing, North Metro intends to commence construction and racing and card room operations at the earliest practicable date.

The purchase agreement called for the Company to invest an additional $7.5 million in the project, but the Company may elect to increase its investment or provide credit enhancements. During 2004, the Company made capital contributions of approximately $98,000, and in 2005 invested an additional $8.5 million (exclusive of legal and other fees) in North Metro, which includes $7.4 million invested in October 2005 in connection with North Metro’s acquisition of the real property for this project.

The Company has determined that North Metro is a variable interest entity in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities’’ (FIN 46) and subsequent revision FIN 46R. At September 30, 2005, the Company has concluded that it is not the primary beneficiary for this entity within the meaning of FIN 46(R). At September 30, 2005, the Company’s at-risk investment in North Metro is $1.2 million.

NOTE 5—EQUITY TRANSACTIONS

During the three months ended September 30, 2005, holders of previously issued options to purchase the Company’s common stock exercised options to purchase a total of 4,650 shares of the Company’s common stock at a price of $2.50 per share by delivery of cash proceeds of $12,000. During the three months ended September 30, 2004, holders of previously issued options to purchase the Company’s common stock exercised options to purchase a total of 42,000 shares of the Company’s common stock at prices ranging from $2.50 to $7.30 per share by delivery of cash proceeds of $297,000.

During the nine months ended September 30, 2005, holders of previously issued options to purchase the Company’s common stock exercised options to purchase a total of 105,450 shares of the Company’s common stock at prices ranging from $2.50 to $8.00 per share by delivery of cash proceeds of $484,000. During the nine months ended September 30, 2004, holders of previously issued options to purchase the Company’s common stock exercised options to purchase a total of 706,000 shares of the Company’s common stock at prices ranging from $2.00 to $7.30 per share by delivery of cash proceeds of $1,626,000 and 30,675 shares of common stock (in connection with the exercise price and applicable withholding taxes).

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” (Statement No. 123) to employee stock-based awards.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
Net income, as reported	$3,243	$5,862	$7,728	$11,885
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(66)	(66)	(1,253)	(197)
Pro forma net income	$3,177	$5,796	$6,475	$11,688
Earnings per share:
Basic, as reported	$0.11	$0.21	$0.27	$0.42
Basic, pro forma	$0.11	$0.20	$0.23	$0.41
Diluted, as reported	$0.11	$0.20	$0.27	$0.41
Diluted, pro forma	$0.11	$0.20	$0.22	$0.40

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free rates of between 3.24% and 5.16%; dividend yield of 0%; expected life of the options between 36 and 60 months; and volatility factors of the expected market price of the Company’s common stock of between 61% and 68%.

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

In accordance with Statement 123, the Company has historically disclosed the impact on its net income and earnings per share had the fair value based method been adopted. Had the Company adopted Statement 123(R) in prior periods, the impact of that standard on periods presented in the consolidated financial statements would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share. The Company plans to adopt the modified prospective application of Statement 123(R). The impact of adoption is expected to approximate the amounts disclosed in the preceding table. However, such impact will be dependent upon the amount and terms of share-based payments granted to employees in future periods.

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During the three and nine months ended September 30, 2005, the Company repurchased 824,200 shares of the Company’s common stock in market transactions pursuant to SEC Rule 10b-18 for $7,622,000. These shares were canceled and returned to authorized but unissued status upon their repurchase by the Company. In October 2005, the Company repurchased and canceled an additional 457,000 shares of the Company’s common stock for $3,374,000. There were no stock repurchases during 2004.

NOTE 6—INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 (Statement 109), Accounting for Income Taxes. Under Statement 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income taxes reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance, when determined to be necessary, is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. There is no valuation allowance at September 30, 2005 and 2004. The Company and its subsidiaries file a consolidated federal income tax return.

During the three months ended September 30, 2005, the Company recorded $300,000 of additional provision for income taxes relating to the resolution of tax matters.

NOTE 7—LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

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

On March 28, 2003, the Company entered into the Third Amended and Restated Revolving Credit Agreement in the amount of $50.0 million with Wells Fargo Bank. Under the Credit Agreement, up to $10.0 million is available for use in connection with letters of credit, and up to $10.0 million in short term funds is available for use under a “swing line” facility on same-day notice to the lenders. In general, borrowings under the Credit Agreement will bear interest based, at the Company’s option, on either the agent bank’s base rate or LIBOR, in each case plus a margin. The applicable margin will be based on the leverage ratio at the time and will range from 75 to 275 basis points for base rate loans and 200 to 400 basis points for LIBOR loans. During the nine months ended September 30, 2005, the Company borrowed $2.0 million under the Credit Agreement, and an additional $10.0 million was borrowed in October 2005. During the nine months ended September 30, 2004, the Company borrowed $7.0 million under the Credit Agreement and subsequently repaid this amount during the same period.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding the Company’s strategies, objectives and plans for future development or acquisitions of properties or operations, as well as expectations, future operating results and other information that is not historical information. When used in this document, the terms or phrases such as “anticipates,” “believes,” “projects,” “plans,” “intends,” “estimates,” “expects,” “could,” “would,” “will likely continue,” and variations of such words or similar expressions are intended to identify forward-looking statements. Although the Company’s expectations, beliefs and projections are expressed in good faith and with what Management believes is a reasonable basis, there can be no assurance that these expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this document. Such risks, uncertainties and other important factors include, but are not limited to: (i) changes in, or failure to comply with, laws, regulations, accounting standards or environmental laws (including adverse changes in regulation by various state gaming or racing authorities and the rates of taxation on gaming revenues) and delays in regulatory licensing processes; (ii) competitive and general economic conditions in the Company’s markets, including the location of competitors and the legalization of new forms of gaming in states within the Company’s target markets; (iii) the ability to integrate future acquisitions; (iv) construction factors relating to new development or maintenance and expansion of operations, including litigation, delays, zoning issues, environmental restrictions, site conditions, weather or other hazards; (v) the effect of economic, credit and capital market conditions on the economy in general; (vi) continued dependence on Mountaineer Park for revenues and cash flows; (vi) dependence upon key personnel and the ability to attract new personnel; (viii) weather or road conditions limiting access to the Company’s properties; and (ix) obtaining additional financing, and the impact of leverage and debt service requirements.

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

The Company purchased the assets of Binion’s, which was formerly known as Binion’s Horseshoe Hotel and Casino, on March 11, 2004 and entered into a Joint Operating License Agreement with an affiliate of Harrah’s Entertainment, Inc. (“Harrah’s”) pursuant to which Harrah’s served as the primary day-to-day operator of the property. On March 10, 2005, the Company took over the operations of Binion’s and renamed the property. From the acquisition of Binion’s on March 11, 2004 through March 10, 2005, the Company’s principal operating revenues from the property had been in the form of guaranteed payments of approximately $0.2 million per month, net of all operating expenses.

In June 2004, the Company’s wholly-owned subsidiary, MTR-Harness, Inc., acquired a 50% interest in North Metro Harness Initiative, LLC (“North Metro”). Upon favorable resolution of legal challenges related to the grant of the license, as well as obtaining project financing, North Metro intends to construct and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota.

In September 2004, the Company’s wholly-owned subsidiary, Jackson Racing, Inc. (“Jackson Racing”), signed a definitive agreement to acquire a 90% interest in Jackson Trotting Association, LLC, a Michigan limited liability company that operates Jackson Harness Raceway which conducts live harness racing and simulcasting with parimutuel wagering in Jackson, Michigan. The acquisition has been approved by the Michigan Racing Commission, but is subject to certain terms and conditions, including the seller’s option to reduce Jackson Racing’s interest to 80% under certain circumstances. The Company expects to consummate the acquisition during the fourth quarter of 2005.

The Company, through its wholly-owned subsidiary, Presque Isle Downs, Inc. (“Presque Isle Downs”), has obtained a license to build a thoroughbred racetrack and operate parimutuel wagering in Erie, Pennsylvania. During October 2005, the Company commenced preliminary land development work and the construction of a new road. The construction project is subject to various development risks. Additionally, as a result of gaming legislation passed in Pennsylvania in July 2004, and subject to licensing by the Pennsylvania Gaming Control Board, the Company anticipates initially operating at least the minimum legal requirement of 1,500 slot machines at Presque Isle Downs. The Company intends to commence live racing at Presque Isle Downs by December 2007 and has submitted a request to the Pennsylvania Racing Commission for 12 racing dates in 2007. The Company believes that Presque Isle Downs will represent a potential source of significant revenues for the Company.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004

The following tables set forth information concerning the Company’s results of operations by property:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Net revenues:
Mountaineer Park	$76,142	$78,127	$220,966	$225,873
Binion’s Gambling Hall(1)	14,472	647	34,217	1,498
Las Vegas Speedway	2,711	2,461	7,852	7,363
Scioto Downs	2,160	2,446	4,773	5,289
Corporate	3	3	9	9
Consolidated net revenues	$95,488	$83,684	$267,817	$240,032

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Operating income (loss):
Mountaineer Park	$13,071	$16,251	$33,482	$38,500
Binion’s Gambling Hall(1)	(762)	80	261	368
Las Vegas Speedway	92	(157)	250	(276)
Scioto Downs	(547)	(464)	(1,779)	(1,905)
Corporate	(3,118)	(3,014)	(9,639)	(7,628)
Consolidated operating income	$8,736	$12,696	$22,575	$ 29,059

(1)          The Company acquired Binion’s on March 11, 2004 and received guaranteed payments under a joint operating agreement with Harrah’s until taking over operation of the property on March 10, 2005. Accordingly, operating results are not comparable.

Net revenues increased $11.8 million, or 14.1%, to $95.5 million for the three months ended September 30, 2005 from $83.7 million in the 2004 three-month period. Gaming revenues represented a majority of this increase, or $9.0 million, due to $11.1 million earned from Binion’s effective with the Company’s takeover of the property’s operations on March 10, 2005, offset by a $2.2 million decline in gaming revenues at Mountaineer Park. Food, beverage and lodging revenues increased by $4.2 million, which was primarily due to Binion’s operations. Revenues earned from parimutuel commissions and other sources during 2005 declined by $0.4 million from the same period in 2004. Increased promotional allowances of $1.0 million also resulted from Binion’s operations.

In the nine-month periods, net revenues increased by $27.8 million, or 11.6%, to $267.8 million for 2005 from $240.0 million in 2004. Gaming revenues represented a majority of this increase, or $20.3 million, due to $25.1 million earned from Binion’s operations, offset by a $5.1 million decline in gaming revenues at Mountaineer Park. Food, beverage and lodging revenues increased by $10.2 million, which was primarily due to Binion’s operations. Revenues earned from parimutuel commissions and other sources during 2005 declined by $0.7 million from the same period in 2004. Increased promotional allowances of $2.0 million also resulted from Binion’s operations.

Mountaineer Park’s Operating Results:

During the three months ended September 30, 2005, net revenues decreased by $2.0 million, or 2.5%, to $76.1 million, primarily due to a decline in gaming revenues. Parimutuel commissions remained consistent at $2.8 million. Food, beverage and lodging revenues increased slightly to $5.9 million, and revenue from other sources increased slightly to $2.2 million. Promotional allowances decreased slightly to $1.2 million. However the operating margin decreased to 17.2 % in the three-month period of 2005 from 20.8% in the same period of 2004, a decrease of 19.6%.

During the nine months ended September 30, 2005, net revenues decreased by $4.9 million, or 2.2%, to $221.0 million, primarily due to a decline in gaming revenues. Parimutuel commissions and revenue earned from food, beverage and lodging operations remained consistent at $7.2 million and $15.8 million, respectively, while revenue from other sources decreased by $0.2 million. Promotional allowances decreased by $0.3 million to $3.1 million. However the operating margin decreased to 15.2% in the nine-month period of 2005 from 17.1% in the same period of 2004, a decrease of 13.0%.

Operating margins at Mountaineer Park were impacted, primarily due to:

•                    an increase in costs associated the Company’s self-insured employee health care plan of approximately $0.6 million during the three-month period of 2005;

•                    reduced salaries and benefit costs of $0.5 million and $1.4 million during the three- and nine- month periods of 2005, respectively, related to corporate functions that were transferred from Mountaineer Park to corporate, offset by the net effect of changes in other expense components, such as utilities and repairs and maintenance costs;

•                    an increase in depreciation expenses related to increases in capital purchases and the acceleration of depreciation expense of $0.6 million and $1.8 million during the three- and nine-month periods of 2005, respectively, resulting from the reduction of the useful lives of certain coin-drop machines; and

•                    a decrease in the gross profit from gaming operations (as discussed below).

The increase in health care costs is expected to continue through December 31, 2005 under the Company’s existing self-insured health care plan. The Company intends to enter into an insured health care plan effective January 1, 2006.

A discussion of Mountaineer Park’s key operations is as follows.

Gaming Operations.   Revenues from gaming operations decreased by $2.2 million, or 3.2%, to $66.3 million during the three months ended September 30, 2005, and decreased by $5.1 million, or  2.5%, to $195.8 million during the nine-month period of 2005, as compared to the same periods in 2004. Management attributes the decline in revenue from gaming operations during the three- and nine-month periods of 2005 to the following factors: (1) increased competition from limited video lottery terminals in local bars and clubs; (2) increased fuel costs and general economic conditions; and (3) one fewer day in 2005 compared to 2004. For example, the West Virginia Lottery Commission reported that for its fiscal year ended June 30, 2005, video lottery terminals in bars and clubs in Hancock and Brooke counties (Mountaineer Park’s market area) experienced net revenue growth of 52% to $36.7 million with actual video lottery terminals at these bars and clubs increasing by 24% to 930 machines. Management expects the competition from limited video lottery terminals to continue to impact revenues in the fourth quarter of 2005 and into early 2006. Management has recently implemented targeted marketing campaigns to enhance its market position.

During the three months ended September 30, 2005, Mountaineer Park’s average daily net win per machine decreased by 3.4% to $224 compared to $232 for the same period in 2004. In the nine-month periods, the average daily net win per machine decreased by 2.2% to $223 for 2005 from $228 in 2004. Management believes that if West Virginia were to enact proposed legislation for table games at the state’s racetracks, which did not pass during the 2005 regular or special sessions, Mountaineer may increase its market penetration, which could contribute to Mountaineer Park’s growth in gaming revenues and further development as a destination resort. However, the commencement of gaming operations at racetracks and free-standing slot parlors in Pennsylvania may have an impact on Mountaineer Park’s growth, depending on the location of gaming facilities. On November 2, 2005, the Pennsylvania Harness Racing Commission denied licenses to two applicants who had proposed racetracks with slot machines in locations approximately 30 miles from Mountaineer Park. The net effect of the implementation of table games at Mountaineer Park and new competition upon commencement of slot operations in Pennsylvania is not known.

Effective in July 2005, West Virginia legislation increased the portion of the racetracks’ net win that is contributed into the Employee Pension Fund from 0.5% to 1%. This 0.5% increase is applied to the racetracks’ net win until the racetrack reaches its Excess Net Terminal Income threshold. For Mountaineer Park, the threshold is fixed at approximately $160.0 million. During the three months ended September 30, 2005, this change increased Mountaineer Park’s cost of gaming by approximately $0.3 million.

Additionally, during the three-month period of 2004, statutory taxes and assessments included in cost of gaming were reduced by $0.8 million to reflect an adjustment by the West Virginia Lottery Commission to prior period prizes paid, the majority of which was recorded in prior periods without the benefit of the reduction in statutory taxes and assessments.

Parimutuel Commissions.   Parimutuel commissions for Mountaineer Park, detailing gross handles less patron payouts and deductions, for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Import simulcast racing parimutuel handle	$5,328	$5,327	$16,181	$15,976
Live racing parimutuel handle	4,324	4,697	9,723	10,702
Less patrons’ winning tickets	(7,610)	(7,904)	(20,414)	(21,032)
	2,042	2,120	5,490	5,646
Revenues—export simulcast	3,337	3,281	8,145	8,000
	5,379	5,401	13,635	13,646
Less:
State and county parimutuel tax	(130)	(130)	(357)	(352)
Purses and Horsemen’s Association	(2,407)	(2,423)	(6,030)	(6,038)
Revenues—parimutuel commissions	$2,842	$2,848	$7,248	$7,256

The decrease in live and import simulcast racing handle is attributable to the ability of patrons to place parimutuel wagers via telephone and the Internet (where permitted by law), despite racing five additional days in 2005 compared to 2004. This decrease was offset by an increase in export simulcast revenue due to an increase in the number of export sites.

Effective in July 2005, West Virginia legislation established a requirement that the racetracks reallocate 7% of the previous 15.5% of the net win from gaming operations that is contributed into the Horsemen’s Purse Fund into a Workers Compensation Debt Reduction Fund until the aggregate allocations of all racetracks reach $11.0 million annually. In the event a racetrack reaches its excess net terminal income before the $11.0 million is reached annually, the reallocation becomes 4% of the then applicable 9.5% contributed into the Horsemen’s Purse Fund. In addition, this legislation requires that racetracks reallocate 1.5% of the net win contributed into the Horsemen’s Purse Fund into Thoroughbred and Greyhound Breeding Development Funds until the racetrack reaches its Excess Net Terminal Income threshold. As a result of these reallocations, Mountaineer Park reduced regular purses by approximately 20% effective July 22, 2005. Unlike the 0.5% increase in the amount of net win from slot operations that must be contributed into the Employee Pension Fund, this change in the law does not represent an increase in the effective tax rate, but rather a reallocation of the amounts that were already required to be paid. Nevertheless, the resulting decrease in purses for live racing could have an impact on Mountaineer Park’s ability to attract high quality racehorses and the wagering public’s interest in live racing. It is anticipated that effective December 1, 2005, regular purses will be increased by 10%. Live racing and import simulcast are expected to continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or growth in the utilization of telephone and/or Internet wagering).

Food, beverage and lodging operations.   Revenues from food, beverage and lodging operations increased slightly during the three months ended September 30, 2005, but remained relatively consistent during the nine-month period of 2005, as compared to the same periods in 2004. The average daily room rate for the Grande Hotel decreased to $89.56 during the three months ended September 30, 2005 from $90.26 during 2004, but the average occupancy rate increased to 73.9% from 72.1% in the three-month periods ended September 30, 2005 and 2004, respectively. In the nine-month periods, the average daily room rate increased to $85.72 during 2005 from $79.94 during 2004, but the average occupancy rate decreased to 68.4% from 69.3% during 2005 and 2004, respectively.

Binion’s Operating Results:

Prior to March 10, 2005, revenues earned from Binion’s consisted of guaranteed payments received under a joint operating agreement with Harrah’s, which began with the Company’s acquisition of the property on March 11, 2004. On March 10, 2005, these guaranteed payments ended effective with the Company’s takeover of the property’s operations. During the three months ended September 30, 2005, the revenues earned from Binion’s consisted of $11.1 million from gaming operations, $4.1 million from food, beverage and lodging operations and $0.4 million from other sources, offset by promotional allowances of $1.1 million. Binion’s incurred an operating loss of $0.8 million for the period, which included general and administrative expenses of $4.3 million, of which $1.6 million was incurred for land lease payments. The operating loss for the three months ended September 30, 2005 corresponds primarily to a shortfall in revenues, in part due to a general decline in Downtown Las Vegas traffic. The Company is planning new marketing initiatives and the addition of entertainment and other amenities to increase walk-in traffic from Fremont Street.

In the nine-month period of 2005, revenues earned from Binion’s consisted of $25.1 million from gaming operations, $10.0 million from food, beverage and lodging operations and $1.1 million from other sources, offset by promotional allowances of $2.3 million. Also during the nine-month period, Binion’s received guaranteed payments under the joint operating agreement with Harrah’s in the amount of $0.4 million. Binion’s operating margin for the period was 0.8%, which included general and administrative expenses of $10.1 million.

Las Vegas Speedway’s Operating Results:

Las Vegas Speedway’s revenue growth during the three and nine months ended September 30, 2005 resulted primarily from gaming operations and lodging. The operating margin also increased to 3.4% and 3.2% during the 2005 three- and nine-month periods, respectively, as compared to operating losses in 2004. The increase in operating margins was due in part to revenue growth and by continued efforts to monitor and reduce costs.

Scioto Downs’ Operating Results:

The operating results for Scioto Downs include simulcasting, which is operated year-round, and live harness racing, which is conducted from early May through mid-September, as well as food and beverage operations. The property’s revenues continue to be impacted by declining racing handles. However, Scioto Downs’ operating losses decreased slightly during the nine-month period of 2005 as compared to 2004 due to efforts to monitor and reduce costs.

Scioto Downs has been incorporated into certain Mountaineer Park simulcasting arrangements. Additionally, the Company continues to investigate other ways to increase revenues for the property, including telephone and Internet wagering, however nothing definitive has been established at this time.

Corporate Operating Results:

During the three months ended September 30, 2005, corporate general and administrative expenses increased by $0.3 million, or 11.7%, to $2.8 million. The increase in expenses was primarily due to:

•       an increase in legal and professional services costs of $0.4 million, partially related to Presque Isle Downs development activities;

•       a decrease in deferred compensation costs of $0.5 million; and

•       additional salaries and benefit costs of $0.5 million for corporate functions that were transferred from Mountaineer Park.

In the nine-month periods, general and administrative expenses increased by $2.2 million, or 33.8%, to $8.8 million. The increase in expenses was primarily due to:

•       an increase in legal and professional services costs of $1.0 million, partially related to development projects and Presque Isle Downs development activities;

•       a decrease in deferred compensation costs of $0.2 million; and

•       additional salaries and benefit costs of $1.4 million for corporate functions that were transferred from Mountaineer Park.

Loss on Disposal of Property:

During the nine months ended September 30, 2005, the Company incurred a loss of $0.6 million on the disposal of property, primarily in connection with land option, legal and other costs related to the Company’s decision not to pursue alternatives for utilization of the land under option for an abandoned racetrack project, thus allowing the options to expire at June 30, 2005.

Interest:

This decrease in interest expense in 2005 as compared to 2004 is attributable to the capitalization of interest related to the construction of Presque Isle Downs, as well as the reduction of capital lease obligations and the repayment of a note payable. Interest capitalized during the three- and nine-month periods ended September 30, 2005 amounted to $0.4 million and $0.8 million, respectively.

Provision for Income Taxes:

The provision for income taxes in 2005 was computed based on an effective tax rate of 37.5% as compared to 37% in 2004. During the three months ended September 30, 2005, the Company recorded an additional $0.3 million relating to the resolution of tax matters.

CASH FLOWS

The Company’s operating activities produced $33.2 million in cash flow during the nine months ended September 30, 2005, compared to $36.2 million during the same period of 2004. Current period non-cash expenses included $17.8 million of depreciation and amortization and $1.9 million of deferred compensation.

Net cash used in investing activities was $20.9 million during the nine months ended September 30, 2005, compared to $37.3 million (including $22.5 million for the acquisition of Binion’s) during the same period of 2004. In 2005, the Company invested $20.7 million in acquisitions of property and equipment and other capital improvements compared to $10.6 million in 2004. Deposits and other assets increased by $0.5 million during the nine-month period of 2005 versus an increase of $4.8 million during the same period of 2004.

Net cash used in financing activities was $7.0 million during the nine months ended September 30, 2005, compared to $3.9 million during the same period of 2004. In 2005, the Company repurchased and canceled (and returned to authorized but unissued status) 824,200 shares of the Company’s common stock in market transactions pursuant to SEC Rule 10b-18 for $7.6 million and received $0.5 million in proceeds from the exercise of stock options. Additionally, the Company borrowed $2.0 million pursuant to its Credit Agreement, offset by principal payments on long-term and capital lease obligations in the amount of $1.9 million during 2005. In 2004, the Company made net principal payments on long-term obligations in the amount of $5.0 million and received $1.3 million in proceeds from the exercise of stock options.

LIQUIDITY AND SOURCES OF CAPITAL

The Company’s working capital balance was $14.4 million at September 30, 2005, and its unrestricted cash balance amounted to $27.7 million. At September 30, 2005, the balances in bank accounts owned by Mountaineer Park’s horsemen, but to which the Company contributes funds for racing purses, exceeded the Company’s purse payment obligations by $2.5 million. This amount is available for payment of future purse obligations at the discretion of the Company and in accordance with the terms of its agreement with the HBPA. The Company also earns the interest on balances in these accounts.

On March 25, 2003, the Company consummated the private sale of $130.0 million of 9.75% senior unsecured notes pursuant to Rule 144A. The senior unsecured notes mature on April 1, 2010. On or prior to April 1, 2006, the Company may redeem up to 35% of the aggregate principal amount of the notes, plus accrued and unpaid interest, with the net cash proceeds of certain public offerings of the Company’s stock. On or after April 1, 2007, the Company may redeem all or a portion of the notes at a premium that will decrease over time as set forth in the agreement, plus accrued and unpaid interest.

On March 28, 2003, the Company entered into the Third Amended and Restated Revolving Credit Agreement in the amount of $50.0 million with Wells Fargo Bank. Under the Credit Agreement, up to $10.0 million is available for use in connection with letters of credit, and up to $10.0 million in short term funds is available for use under a “swing line” facility on same-day notice to lenders. Loans under the Credit Agreement mature in 2008, five years after the date of execution of the Credit Agreement. The Credit Agreement permits the Company to finance separately up to $35.0 million for equipment, including gaming equipment, during the term of the agreement.

The Third Amended and Restated Credit Agreement contains certain financial covenants that require the Company to satisfy, on a consolidated basis, specified quarterly financial tests, and also contains covenants that restrict the Company’s ability to make investments, incur additional indebtedness, incur guarantee obligations, pay dividends, create liens on assets, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates. A failure to comply with the restrictions contained in the Credit Agreement and the indentures governing our senior unsecured notes could lead to an event of default hereunder which could result in an acceleration of such indebtedness.

The Company must also pay a quarterly non-usage commitment fee for the Credit Agreement that is based upon the leverage ratio. As of September 30, 2005, $2.0 million was outstanding under the credit facility, in addition to a letter of credit for $645,000. During October 2005, an additional $10.0 million was borrowed under the credit facility.

The Company has various arrangements with banks and their affiliated leasing companies for such equipment financing. As of September 30, 2005, the aggregate outstanding principal balance related to equipment financing was $2.3 million.

Capital improvements.   During the nine months ended September 30, 2005, the Company spent $20.7 million for capital improvements, equipment and land acquisitions. During the remainder of 2005, the Company expects to spend approximately $5.0 - $8.0 million on capital additions, exclusive of the Presque Isle Downs construction costs as discussed below.

Contractual obligations.   The following contractual obligations entered into since December 31, 2004 increase contractual cash obligations (See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital in the Annual Report on Form 10-K for the year ended December 31, 2004) as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in millions)
Capital expenditures/construction	$38.0	$12.6	$25.4	$—	$—
Business combination	5.0	5.0	—	—	—
Purchase and other contractual obligations	2.2	0.4	1.0	0.7	0.1
Total	$45.2	$18.0	$26.4	$0.7	$0.1

Commitments and Contingencies:

On July 17, 2003, the Pennsylvania State Horse Racing Commission unanimously reinstated Presque Isle Downs’s license to build a thoroughbred horse racetrack and conduct parimutuel wagering in Erie, Pennsylvania. Appeals relating to the issuance of the license were ultimately resolved favorably for the Company on December 30, 2004. The currently licensed and planned construction site for Presque Isle Downs is a 272-acre site on Route 97 in Summit Township (the “Licensed Site). In April 2004 and March 2005, the Company purchased parcels aggregating approximately 270 acres of the Licensed Site for a total of approximately $10.0 million. An additional $1.0 million is payable in connection with previously acquired parcels when the Company commences gaming operations at Presque Isle Downs. During October 2005, the Company commenced preliminary land development work and the construction of a new road.

Apart from land acquisition costs, closing costs, costs for gaming equipment and the $50.0 million licensing fee, we anticipate spending between $110.0 million and $160.0 million to build Presque Isle Downs, without giving effect to anticipated proceeds from the sale of the alternative sites or any tax incentives. The Company has determined that it will not build a separate building for preliminary slot operations, but rather plans to operate the slots in the permanent facility during construction of the racetrack. Upon commencement of parimutuel operations at Presque Isle Downs, we have agreed to purchase an off track wagering facility for $7.0 million. We expect to finance a significant portion of these development costs with cash flow from operations, cash on hand, availability under the Company’s $50.0 million Credit Agreement and, when slot machines are installed, capital lease obligations. Subject to our actual expenditures for Presque Isle Downs, the timing of the payment of the licensing fee and the timing of any other acquisition activity, the Company will require additional financing in order to implement the development plans. Commencement of racing and parimutuel operations at Presque Isle Downs remains subject to risks and uncertainties, which include but are not limited to unforeseen engineering, environmental, or geological problems, work stoppages, weather interference, including floods, construction delays and other risks associated with building a racing operation, as well as compliance with the terms of the license, which require us to commence live racing by December 2007.

The Company also previously identified alternative sites for the construction of Presque Isle Downs that were not available when the Company applied for the license. In March 2002, the Company entered into an agreement whereby the Company advanced $2.0 million to a third-party for the purpose of acquiring certain real property in Erie County, Pennsylvania (known as the Green Shingle site) as one of alternative sites for the proposed racetrack. In October 2003, the Company completed the acquisition of 130 acres previously under contract for $2.6 million including previous land option payments. This acreage adjoins the Green Shingle site. In October 2004, the Company completed the acquisition of a third site (known as the International Paper site), comprised of approximately 215 acres of real property and certain buildings on Lake Erie. The purchase price, including the buyout of a related salvage contract, was

$2.8 million. The Company is currently investigating and evaluating the sale and other development opportunities for these alternative sites.

In October 2005, the Company has completed the sale of all but approximately 24 acres of the International Paper site for $4.0 million to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is managed by the municipality (the GEIDC). The selling price approximated the carrying value of the property. Although the sales agreement was subject to, among other things, the release of the Company (by International Paper Company and the PaDEP) from its obligations under the consent order (as discussed below), the Company waived this closing condition.

In connection with the acquisition of the International Paper site, the Company entered into a consent order with the Pennsylvania Department of Environmental Protection (the PaDEP) regarding a proposed environmental remediation plan for the site. The proposed plan was based upon a “baseline environmental report” and it was estimated that such remediation would cost approximately $3.0 million. The GEIDC assumed primary responsibility for the obligations under the consent order relating to the property they acquired. GEIDC has agreed to idemnify the Company from any breach by GEIDC of its obligation under the consent order. However, the Company has been advised by the PaDEP that the Company has not been released from its liability and responsibility under the consent order. Discussions by the Company are ongoing with the PaDEP regarding its role in the consent order. A revised estimate of the remediation costs cannot be determined at this time since such a determination will be dependent upon the development activities of the GEIDC.

In connection with the acquisition of Binion’s, the Company obtained title to the property and equipment for $20.0 million (exclusive of transaction costs aggregating $658,000), free and clear of all debts, subject to increase by $5.0 million if, at the termination of the Joint Operating Agreement, Harrah’s achieved certain operational milestones. The Company is currently analyzing financial information to determine whether Harrah’s achieved the specified operational milestones. The $5.0 million has been accrued at September 30, 2005 as additional purchase price.

In June 2004, the Company’s wholly-owned subsidiary, MTR-Harness, Inc., acquired (for an initial investment of $10,000) a 50% interest in North Metro Harness Initiative, LLC (“North Metro”), then a subsidiary of Southwest Casino and Hotel Corporation. On January 19, 2005 the Minnesota Racing Commission granted North Metro a license to construct and operate a harness racetrack and card room. The racetrack would be the second of only two racetracks permitted by current law in the seven county Minneapolis metropolitan area. The purchase agreement called for the Company to invest an additional $7.5 million in the project, but the Company may elect to increase its investment or provide credit enhancements. During 2004, the Company made capital contributions of approximately $98,000, and in 2005 invested an additional $8.5 million (exclusive of legal and other fees) in North Metro, which includes $7.4 million invested in October 2005 in connection with North Metro’s acquisition of the real property for the project.

Minnesota law permits licensed racetracks to operate a card room with up to 50 tables offering “non-banked” games (those in which the players play only against each other instead of against the house), subject to completion of the racetrack’s first 50-day live race meet and regulatory approval of a card room plan of operation. A public interest group has sought judicial review of the issuance of the license. Upon favorable resolution of the legal challenges to the grant of the license, as well as obtaining project financing, North Metro intends to commence construction and racing and card room operations at the earliest practicable date.

The project is estimated to cost approximately $47.0 million for land acquisition and construction and will be separately financed on a nonrecourse basis to the Company.

In September 2004, the Company signed a definitive agreement to acquire a 90% interest in Jackson Trotting Association, LLC, a Michigan limited liability company that operates Jackson Harness Raceway, which historically has conducted live harness racing (mid-April through mid-June) and year-round simulcasting with parimutuel wagering in Jackson, Michigan. The acquisition has been approved by the Michigan Racing Commission, but is subject to certain terms and conditions, including the seller’s option to reduce Jackson Racing’s interest to 80% under certain circumstances. The purchase agreement, as amended, provides for a purchase price of $2.0 million, of which $300,000 has been paid and the remaining $1.7 million is to be paid at closing. The Company expects to close the transaction during the fourth quarter of 2005.

The purchase agreement also provides that upon consummation of the transaction, the current president of Jackson Harness Raceway will enter into a five-year employment agreement with the Company.

In addition, the Company is faced with certain contingencies involving litigation and environmental remediation. These commitments and contingencies are discussed in greater detail in Note 7 to our Consolidated Financial Statements included in the Company’s 2004 Annual Report on Form 10-K.

Management believes that except as set forth above, our cash balances, cash flow from operations, and available lines of credit will be sufficient to cover any capital required to fund maturing debt obligations and any other contemplated capital expenditures and short-term funding requirements for the next twelve months, exclusive of the construction of Presque Isle Downs. The timing of Presque Isle Downs’ related construction and other expenditures and the timing of other acquisition and development projects will impact our cash flow requirements, such that additional financing will be required. It is contemplated that such financing may be obtained through an expansion of our existing credit facility, the sale of debt securities or a combination thereof. Management believes that such financing will be available on acceptable terms because of the anticipated cash flow from the proposed development projects. See the section entitled “Business—Risks Related to Our Business” included in the Company’s 2004 Annual Report on Form 10-K for a description of certain circumstances that may affect our sources of liquidity. We may also repurchase additional shares of our common stock in amounts and at times determined by our board of directors from time to time. Although we have no current plans to do so, we may also finance our expansion, to the extent permitted under existing debt agreements, through the public or private sale of equity securities. We cannot provide assurance that additional financing, if needed, will be available to the Company, or if available, that the terms of such financing will be on terms favorable to the Company. We also cannot assure you that estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

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

Outstanding options.   As of September 30, 2005, there were outstanding options to purchase 1,257,050 shares of the Company’s common stock. If all such options were exercised, the Company would receive proceeds of approximately $8.4 million. We utilize the treasury stock method in determining the dilutive effect of outstanding options and warrants. Our policy is as follows: Our basic earnings per share (EPS) is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (Statement 123R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

In April 2005, the Securities and Exchange Commission extended the effective date of implementation for registrants that are not small businesses to no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company expects to adopt Statement 123(R) on January 1, 2006.

In accordance with Statement 123, the Company has historically disclosed the impact on its net income and earnings per share had the fair value based method been adopted. Had the Company adopted Statement 123(R) in prior periods, the impact of that standard on periods presented in the consolidated financial statements would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share. The Company plans to adopt the modified prospective application of Statement 123(R). The impact of adoption is expected to approximate the amounts disclosed in the Note 5 of the Notes to the Consolidated Financial Statements. However, such impact will be dependent upon the amount and terms of share-based payments granted to employees in future periods.

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

PART II
OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

On December 15, 2004, Columbus Concerned Citizens filed a civil action in the Second District Court, Ramsey County, Minnesota against the Minnesota Racing Commission, alleging that the Racing Commission violated the state’s Open Meeting Law and administrative procedure laws by agreeing to reconsider its November 2004 decision denying a license to North Metro Harness Initiative, LLC, our affiliate. North Metro intervened in this action. Initially, Concerned Citizens sought to enjoin the Racing Commission from reconsidering the earlier decision. The court denied Concerned Citizens’ motion and an appellate court denied an emergency petition seeking the same relief. On motion of the Racing Commission, which North Metro joined, the court dismissed the action in its entirety with prejudice. Concerned Citizens has appealed the decision.

On March 10, 2005, in a separate action, the Columbus Concerned Citizens filed an appeal of the Minnesota Racing Commission’s January 19, 2005 grant of North Metro’s racing license (In the Matter of the Class A License Application of North Metro Harness Initiative, LLC, Appeal No. A-05-471, Minnesota Court of Appeals). If the Appeals Court were to invalidate the Commission’s action, the resulting invalidation of the license would preclude North Metro from building the racetrack and card room, and the Company would not realize the revenue or profit anticipated from this project.

The Company is also party to various lawsuits, which have arisen in the normal course of its business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on the Company’s financial condition or financial results.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table is a summary of the shares of the Company’s common stock that were repurchased and canceled (and returned to authorized but unissued status) during the three months ended September 30, 2005.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2005 through July 31, 2005	200,000	$10.96	200,000	$3,129,678
August 1, 2005 through August 31, 2005	45,600	$ 9.95	45,600	$2,675,915
September 1, 2005 through September 30, 2005	578,600	$ 8.60	578,600	$ 7,700,077
TOTAL	824,200	$ 9.25	824,200	$ 7,700,077

(1)          Shares were repurchased through market transactions pursuant to SEC Rule 10b-18.

(2)          The Company’s repurchase program was initially announced on February 26, 2003. The Board of Directors approved the repurchase of the Company’s shares of common stock up to a maximum of $8 million, which amount was increased to $18 million in September 2005.

(3)   Does not include 377,700 shares that were repurchased during the period from April 2003 through June 2003.

The Third Amended and Restated Credit Agreement contains covenants that, among other things, restrict the Company’s ability to pay dividends.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company held its annual meeting of shareholders on July 21, 2005. The table below presents the matters submitted to a vote and the results of that vote.

(a)          The following directors were elected by the following vote:

	FOR	WITHHELD
Edson R. Arneault	26,524,475	1,336,181
Robert A. Blatt	27,188,154	672,502
James V. Stanton	27,429,984	430,672
Donald J. Duffy	27,364,794	495,862
L.C. Greenwood	27,358,019	502,637
Richard Delatore	27,276,983	583,673

(b)         The proposal to ratify the adoption of the Company’s 2005 Stock Incentive Plan was approved by the following vote:

FOR	AGAINST	ABSTAIN	NOT VOTED
17,008,465	2,994,921	100,326	7,756,944

(c)          The proposal to confirm the selection of Ernst & Young LLP as independent public accountants for the Company for the fiscal year ending December 31, 2005 was approved by the following vote:

FOR	AGAINST	ABSTAIN
27,708,275	115,338	37,043

ITEM 5.                OTHER INFORMATION

Not Applicable

ITEM 6.                EXHIBITS

EXHIBIT NO.	ITEM TITLE
3.1	Restated Certificate of Incorporation for Winner’s Entertainment, Inc. dated August 17, 1993 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1993)
3.2	Amended By Laws (incorporated by reference to the Company’s report on Form 8-K filed February 20, 1998)
3.3

Certificate of Amendment of Restated Certificate of Incorporation of Winner’s Entertainment, Inc. dated October 10, 1996 (incorporated by reference to the Company’s report on Form 8-K filed November 1, 1996)

4.1	Excerpt from Common Stock Certificates (incorporated by reference to the Company’s report on Form 10-K filed March 30, 2001)

10.1	2005 Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement filed June 17, 2005)
31.1	Certification of Edson R. Arneault pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of John W. Bittner, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Edson R. Arneault pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1933, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 9, 2005	MTR GAMING GROUP, INC.
	By:	/s/ EDSON R. ARNEAULT
Edson R. Arneault
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER
	By:	/s/ JOHN W. BITTNER, JR.
John W. Bittner, Jr.,
CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

EXHIBIT NO.	ITEM TITLE
3.1	Restated Certificate of Incorporation for Winner’s Entertainment, Inc. dated August 17, 1993 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1993)
3.2	Amended By Laws (incorporated by reference to the Company’s report on Form 8-K filed February 20, 1998)
3.3

Certificate of Amendment of Restated Certificate of Incorporation of Winner’s Entertainment, Inc. dated October 10, 1996 (incorporated by reference to the Company’s report on Form 8-K filed November 1, 1996)

4.1	Excerpt from Common Stock Certificates (incorporated by reference to the Company’s report on Form 10-K filed March 30, 2001)
10.1	2005 Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement filed June 17, 2005)
31.1	Certification of Edson R. Arneault pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of John W. Bittner, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Edson R. Arneault pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)