Form 10-K
period 2005-12-31
MTR GAMING GROUP INC
filed 2006-03-29
CIK 834162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE
SECURITIES ACT OF 1934

FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2005

COMMISSION FILE NO. 000-20508

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐   No  ☒

Indicate by check mark whether the Company (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K of Section 299.405 of this chapter) is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated file and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes   ☒  No

As of June 30, 2005, the aggregate market value of our common stock held by non-affiliates (all persons other than executive officers or directors) of the Company (based on the number of shares issued and outstanding and the NASDAQ Official Close Price on that date) was $282,956,597.

Our common stock outstanding at March 23, 2006 was 27,449,176 shares.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS	1
	CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION	1
	COMPANY HISTORY	1
	Introduction	2
	Mountaineer Racetrack & Gaming Resort	2
	Scioto Downs	4
	Presque Isle Downs	5
	North Metro Harness	5
	Jackson Harness Raceway	6
	Nevada Properties	6
	BUSINESS STRATEGY	6
	COMPETITION	7
	Gaming Operations	7
	Racing and Parimutuel Operations	9
	EMPLOYEES	9
	REGULATION AND LICENSING	10
	General	10
	West Virginia Racing and Gaming Regulation	10
	Nevada Gaming Regulation	12
	Impact of Resort Hotel Legislation	15
	Pennsylvania Racing and Gaming Regulation	15
	Minnesota Racing and Card Room Regulation	16
	Ohio Racing Regulation	17
	Michigan Racing Regulation	18
	IRS Regulations and Currency Transaction Reporting	18
	Restrictions on Share Ownership and Transfer	18
	Environmental Matters	19
	Compliance With Other Laws	19
	Available Information	20
ITEM 1A	RISK FACTORS	20
ITEM 1B.	UNRESOLVED STAFF COMMENTS	27
ITEM 2.	PROPERTIES	28
	Hotel, Gaming, Racing and Other Property	28
ITEM 3.	LEGAL PROCEEDINGS	28
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	30
ITEM 5.	MARKET FOR COMPANY’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	30
ITEM 6.	SELECTED FINANCIAL DATA	31
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	32
	Overview	32
	RESULTS OF OPERATIONS	34
	Year Ended December 31, 2005 Compared to Year Ended December 31, 2004	34
	Mountaineer Park’s Operating Results	35
	Binion’s Operating Results	38
	Las Vegas Speedway’s Operating Results	38

i

	Scioto Downs’ Operating Results	38
	Jackson Racing Operating Results	38
	North Metro Operating Results	38
	Corporate Operating Results	39
	Interest	39
	Provision for Income Taxes	39
	Year Ended December 31, 2004 Compared to Year Ended December 31, 2003	40
	Mountaineer Park’s Operating Results	40
	Binion’s Operating Results	42
	Las Vegas Speedway’s Operating Results	42
	Scioto Downs’ Operating Results	42
	Corporate Operating Results	42
	Interest	42
	CASH FLOWS	42
	LIQUIDITY AND SOURCES OF CAPITAL	43
	Commitments and Contingencies	45
	Regulation and Taxes	48
	Outstanding Options	49
	Critical Accounting Policies	49
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	51
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	51
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	51
ITEM 9A.	CONTROLS AND PROCEDURES	51
ITEM 9B.	OTHER INFORMATION	55
ITEM 10.	DIRECTORS AND OFFICERS OF THE COMPANY	56
	Business Experience	56
ITEM 11.	EXECUTIVE COMPENSATION	60
	Summary Compensation Table	60
	Option Grants in 2005	61
	Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values	61
	Equity Compensation Plan Information	61
	Section 16(a) Beneficial Ownership Reporting Compliance	62
	Employment Agreements	62
	Compensation of Directors	64
ITEM 12.	STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	64
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	65
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	66
	PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES ON FORM 8-K	67
	Financial Statements Schedules	67
	Exhibits	67
	Signatures	71
	Schedule II—Valuation and Qualifying Accounts	72
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS		F-1

ii

ITEM 1.                BUSINESS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

This document includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Liquidity and Sources of Capital” and “Business Strategy” regarding our strategies, plans, objectives, expectations, and future operating results are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as anticipate, believe, could, would, estimate, expect, intend, may, plan, predict, project, will, likely, continue and similar terms and phrases, and include all discussions of our plans for the design, development, construction and operation of proposed racetracks and our plans for acquisition of properties and operations. Although we believe that the expectations reflected in such forward-looking statements are reasonable at this time, we can give no assurance that such expectations will prove to have been correct. Such statements are subject to a number of risks and uncertainties that could cause the statements made to be incorrect and/or for actual results to differ materially. Those risks and uncertainties include but are not limited to weather conditions or road conditions limiting access to our properties and the cyclical and seasonal nature of our business, adverse changes in West Virginia video lottery laws or the rates of taxation of video lottery operations, legalization of new forms of gaming in our target markets, which would lead to increased competition, other significant competition, general economic conditions affecting the resort business, dependence upon key personnel and the ability to attract new personnel, changes in the number of diluted shares, leverage and debt service, expiration, loss or non-renewal of gaming licenses, including failure, for any reason, to obtain our slots license for Presque Isle Downs, delays experienced by the Commonwealth of Pennsylvania in commencing slot operations, costs and risks relating to construction of Presque Isle Downs and our Minnesota racetrack, expansion of our other operations, continued dependence on Mountaineer for the vast majority of our revenues, disruption in developing and integrating our Pennsylvania, Minnesota, Michigan, and other facilities we may expand and/or acquire, extensive regulation by gaming and racing authorities, regulatory approval of our building plans for Presque Isle Downs, environmental laws and potential exposure to environmental liabilities, limited public market and liquidity, successful cross-marketing among the Company’s properties, litigation risk concerning our recently granted license to build a new racetrack in Minnesota, success of our planned advance deposit wagering business for Scioto Downs, our management of higher leverage and debt service including availability and adequacy of the cash flow from our operations to meet our operational and debt service requirements, including payment of amounts due under our 9.75% Senior Notes due 2010 and our other indebtedness and other factors described from time to time in our Securities and Exchange Commission filings and press releases. We do not intend to update publicly any forward-looking statements, except as may be required by law.

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

Introduction

We own, operate and develop a diverse collection of gaming, horseracing and entertainment facilities located in six states. Through our wholly owned subsidiaries, we own and operate the Mountaineer Racetrack & Gaming Resort in Chester, West Virginia, Scioto Downs in Columbus, Ohio, the Ramada Inn and Speedway Casino in North Las Vegas, Nevada and Binion’s Gambling Hall and Hotel in downtown Las Vegas. We have a license from the Pennsylvania State Horse Racing Commission to build a thoroughbred racetrack and operate parimutuel wagering in Erie, Pennsylvania and have recently applied to the Pennsylvania Gaming Control Board for a license to operate slot machines at that facility. Our affiliate, Jackson Racing, Inc., owns 90% of the membership interests in Jackson Trotting Association, LLC, which operates a harness racetrack with pari-mutuel wagering in Jackson, Michigan. Our affiliate, North Metro Harness Initiative, LLC (of which we own 50%), has a license from the Minnesota Racing Commission to build a harness racetrack approximately 30 miles north of Minneapolis (subject to pending legal challenges). Minnesota’s licensed racetracks are permitted to operate a 50-table card room upon completion of the first 50-day race meet and regulatory approval of a card room plan of operation.

Mountaineer Racetrack & Gaming Resort

Overview.   Mountaineer is one of only four racetracks in West Virginia permitted to operate slot machines. Mountaineer is located at the northern tip of West Virginia’s northwestern panhandle, primarily serving residents of the Ohio Valley (including Cleveland and Youngstown) and western Pennsylvania (including Pittsburgh). Since acquiring Mountaineer in 1992, we have renovated and expanded its facilities in order to maximize the benefits of the West Virginia Racetrack Video Lottery Act of 1994, as amended (the “Lottery Act”), which permits us to operate slot machines at Mountaineer, and subsequent amendments that have permitted additional types of gaming machines. We continue to focus on expanding the reach of our extensive customer base at Mountaineer and improving our operating results. We have invested over $200 million in capital improvements and expansion projects  at Mountaineer from 2000 through 2005. As a result, Mountaineer has become a diverse entertainment and convention complex and destination resort with:

•       121,956 square feet of gaming space housing 3,220 slot machines, which includes approximately 450 slot machines at the racetrack and approximately 2,770 slot machines in the 97,725 square-foot “Speakeasy Gaming Saloon,” integrated with the hotel rooms and convention space, spa and retail plaza;

•       359 hotel rooms, including the 101-room Lodge Hotel currently under renovation and the 258-room, 219,000 square foot Grande Hotel at Mountaineer, which offers 22 suites, a full-service spa and salon, a gourmet coffee shop, a buffet, a 60-seat upscale steakhouse, a retail plaza and an indoor and outdoor swimming pool, and, generally, a level of luxury not previously seen within twenty-five miles of the resort;

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

•       on-site parimutuel wagering and thoroughbred, harness and greyhound racing simulcast from other prominent tracks, as well as wagering on Mountaineer’s races at  over 900 sites to which the races are simulcast;

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

Slot Machine Operations.   Mountaineer’s revenues and profits are driven primarily by its slot machine operations and to a lesser extent its lodging, food and beverage operations, parimutuel wagering, convention center, events center, and recreational facilities fees. Mountaineer currently operates 3,220 slot machines in various configurations of denominations and coin drop/ticket out machines. Approximately one-half of Mountaineer’s slots are TITO (ticket-in-ticket-out) machines, which allow patrons to move from machine to machine without having to visit the cashier’s window.

Mountaineer has enjoyed strong growth in its slot business as a result of positive legislation (Las Vegas style coin drop machines permitted by amendment in June 1999; relief from limitation on ratio of machines in hotel versus horse racetrack buildings from 1:1 between 1994 and June 1998 to 2:1 in June 1998, elimination of the ratio in 2000, and increase in the maximum slot wager from $2 to $5 in 2001), increases in machine count (from 400 in 1994, to 800 in 1995, to 1,000 in 1997, to 1,200 in July of 1998, to 1,345 in 1999, to 1,905 in 2000, to 2,500 in September 2001, to 3,000 in July 2002, to 3,200 in July of 2003), progressive advertising and marketing, and increased patronage resulting from Mountaineer’s development into a destination resort. Mountaineer is currently authorized to operate 3,500 slot machines.

Mountaineer derives revenues from the operation of gaming in the form of net win on the gross terminal income, or the total cash deposited into a machine less the value of credits cleared for winning redemption tickets, tokens or coins. Pursuant to the Lottery Act, Mountaineer’s commission is fixed at 47% of the net win after deducting an administrative fee of 4% of gross terminal revenues first paid to the State of West Virginia. Additionally, net win in excess of Mountaineer’s net win for the year ended June 30, 2001, or “Excess Net Terminal Income” as it is referred to in a 2001 amendment of the Lottery Act, is subject to a 10% surcharge. Mountaineer’s threshold for Excess Net Terminal Income is fixed at approximately $160.0 million. However, the State must contribute 42% of the surcharge to a capital reinvestment fund from which the racetracks receive reimbursement, on a dollar-for-dollar basis, for qualifying capital improvements to the racetrack and adjacent property. Further, after deducting the administrative fee and the surcharge from the Excess Net Terminal Income, the racetracks receive 42% (as opposed to 47%) of the remaining net win. In April 2005, West Virginia passed legislation that increased the portion of the racetracks’ net win that is contributed to the employee pension funds from ½% to 1%. This ½% increase, which was effective July 8, 2005, is applied to the racetracks’ net win up to the Excess Net Terminal Income threshold (for Mountaineer Park, the first $160 million). Additionally, the legislation requires that Mountaineer Park reallocate 1 1/2% of net win previously used for the payment of regular purses into the West Virginia Thoroughbred and Greyhound Breeder Development Funds. This change was effective July 8, 2005 and applies until Mountaineer Park reaches its Excess Net Terminal Income threshold.

Racing and Parimutuel Wagering Operations.   Mountaineer offers live thoroughbred horse racing on dirt and grass surfaces before expansive clubhouse and grandstand viewing areas with enclosed seating (770 seats and 2,800 seats respectively) for year-round racing. In August 2000, Mountaineer also began exporting its signal to other outlets in the United States, Canada and the Caribbean. Those outlets ( over 900 off-track wagering facilities thus far) simulcast Mountaineer’s races and conduct parimutuel wagering. Mountaineer also conducts parimutuel wagering on horse and greyhound racing simulcast via closed circuit television from other prominent racetracks around the country. Mountaineer’s revenues from racing operations are derived mainly from three sources: commissions earned on parimutuel wagering on live races held at Mountaineer; commissions earned on races conducted at other “host” racetracks and broadcast live (i.e., import simulcast) at Mountaineer; and, since August 11, 2000, fees paid to Mountaineer by other racetracks and off track wagering facilities that broadcast Mountaineer’s races live (i.e., export simulcast). In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The dollars wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a “take-out” or gross commission, from which the horse racetrack pays state and county taxes and racing purses.

Lodging, Food and Beverage Operations.   With the May 2002 opening of the 258-room Grande Hotel at Mountaineer, the resort now has 359 hotel rooms. We are in the process of renovating and upgrading all of the 101 rooms in the Lodge Hotel. Because the hotel provides direct access to the Speakeasy Gaming Saloon, the spa and retail plaza, the gourmet steakhouse, the buffet, the 125-seat Gatsby restaurant for casual dining, and the convention center, we view the hotel as a focal point in marketing our gaming and racing products as well as the remainder of the resort’s entertainment offerings. We also offer various dining and lounge facilities in the horse racetrack buildings, including the horse racetrack’s Clubhouse Restaurant, which is open a minimum of 210 days annually on live race days and offers seating for 770 customers with full lunch and dinner menus and a private buffet.

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

In August 2000, Mountaineer opened the Harvey E. Arneault Memorial Arena and Events Centre. Known as the “Harv,” this 69,000 square foot facility is a tent-like fabric structure that seats approximately 5,000 patrons for concerts, boxing matches and other entertainment offerings. The Harv is just a short walk from the hotel and Speakeasy Gaming Saloon and has a state-of-the-art stage, permanent bleachers and food and beverage concessions and has hosted such entertainers as Bill Cosby, Wayne Newton, Paul Anka, Tom Jones and the late Lou Rawls.

In February 2001, Mountaineer opened its Fitness Centre. Also a fabric structure, this 12,000 square foot facility has a full complement of weight training and cardiovascular equipment as well as a health bar and locker rooms with steam and sauna rooms.

Mountaineer also offers tennis, outdoor swimming and indoor swimming, which is located at the Grande Hotel.

Scioto Downs

In July of 2003, we acquired 100% of the stock of Scioto Downs, Inc., which owns and operates a harness horse racetrack in Columbus, Ohio. The 173-acre site includes the racetrack, a grandstand with a capacity of 10,000 patrons, an enclosed clubhouse with a capacity of 1,500 patrons, approximately 6,000 parking spaces, barns, a paddock, and related facilities for the horses, drivers, and trainers. Scioto Downs was built in the 1960s. The Company has an option to acquire 35 adjacent acres for approximately $1 million.

In connection with the acquisition of Scioto Downs in 2003, the Company allocated $13.3 million to intangible assets. The intangible assets consist principally of the fair value assigned to the racing licenses held by Scioto Downs based upon an independent third party valuation. The value assigned to the licenses considers that the racing licenses permit Scioto Downs to conduct live racing and simulcasting racing as established by the Ohio State Racing Commission and in addition, under proposed legislation in Ohio would permit Scioto Downs to operate electronic gaming devices. Although such legislation has not been passed, efforts and discussions continue regarding such legislation and these factors have been considered in the Company’s annual impairment analysis. In the event it is determined that legislation would not be enacted, the Company would be required to further evaluate the recoverability of the intangible assets.

Presque Isle Downs

Our wholly owned subsidiary, Presque Isle Downs, Inc., holds a license to build a thoroughbred racetrack with parimutuel wagering on a 272-acre site (approximately 58.4 acres of which will be dedicated to the public as open space) we own at the intersection of I-90 and State Route 97 in Summit Township, Erie County, Pennsylvania. We began construction (earth work and roads) in October 2005 and expect to complete the clubhouse building in the fourth quarter of 2006 and the racetrack and remainder of the facility in the fourth quarter of 2007.

In July 2004, the Pennsylvania Legislature passed, and Governor Rendell signed into law, a bill permitting slot machines at the Commonwealth’s licensed racetracks (including Presque Isle Downs) and certain other locations, subject to licensing by the newly formed Gaming Control Board. If our slot license is issued, we plan to operate slot machines in the clubhouse building simultaneous with the completion of construction of the racetrack and remaining elements of the project. Our target is to open by November 2006 with 1,600 slots and to reach 2,000 machines by the spring of 2007. These targets assume no unforeseen construction delays, licensing in the summer of 2006, and the state’s readiness to commence operations.

With respect to racing, our plans call for a state-of-the-art horse racing facility featuring racing as well as other entertainment and fine and casual dining. The completed facility will contain a thoroughbred racetrack, a grandstand and clubhouse consisting of 140,000 square feet, barns that will accommodate 1,000 horses, a paddock, and related facilities for the horses, jockeys, and trainers, and approximately 3,400 parking spaces. Presque Isle Downs is expected to hold live racing 150 days per year, primarily between June and September. Racing fans will have approximately 1,000 seats located both indoors and out.

North Metro Harness

Our wholly owned subsidiary, MTR-Harness, Inc., owns a 50% interest in the North Metro Harness Initiative, LLC, which was awarded a license by the Minnesota Racing Commission on January 19, 2005 (formal findings issued February 16, 2005) to own and operate a harness racetrack in Columbus Township, Anoka County, Minnesota, approximately 30 miles north east of downtown Minneapolis. Under Minnesota law, licensed racetracks may operate card rooms with up to 50 tables, each with approximately 5 to 10 gambling positions, subject to completion of the first 50-day live race meet and regulatory approval of a card room plan of operation. North Metro anticipates that it will, subject to the terms of its card room plan of operations, derive revenues from card room operations, depending on the particular type of game, as a percentage of accumulated wagers, a “rake” from certain wagers, and other charges for hosting the activity, but will not have an interest in the outcome of any card game. The harness race track and entertainment facility will be constructed on a 178.4-acre tract of land located near the interchange of I-35 and Lake Drive. The facility would include the construction of a harness racing track and approximately 110,750 square feet of associated grandstand, card club, horse barns and maintenance buildings. It would also include the construction of internal roadways, a main driveway, and surface parking (approximately

1,850 spaces); and the construction of necessary wetland mitigation and storm water treatment for the site. The project will be separately financed on a non-recourse basis to the Company.

Jackson Harness Raceway

In December of 2005 we acquired, through a wholly owned subsidiary (Jackson Racing, Inc.), a 90% interest in Jackson Trotting Association, LLC, which operates Jackson Harness Raceway in Jackson, Michigan. Jackson Harness offers harness racing (from April to July), pari-mutuel wagering, and casual dining. Jackson Trotting presently leases a portion of the Jackson County Fairgrounds from Jackson County. Its lease with Jackson County expires on December 31, 2012. We have an option through December 3, 2007 to acquire for $1.8 million a 173-acre parcel in Jackson upon which we plan to relocate the track if legislation were to pass permitting Jackson Trotting to operate slot machines or other gaming.  Relocation would be subject to licensing of the new site and approval of the Michigan Racing Commission and compliance with the provisions of the current lease with Jackson County.

Nevada Properties

On March 11, 2004, through Speakeasy Gaming of Fremont, Inc., we acquired the assets of Binion’s Horseshoe Hotel & Casino on Fremont Street in downtown Las Vegas. We paid $20 million in cash (exclusive of transaction costs) and separately purchased a parcel of land for $1.8 million. We simultaneously entered a Joint Operating License Agreement with an affiliate of Harrah’s Entertainment. Pursuant to the Joint Operating License Agreement, Harrah’s operated the property for one year and made fixed payments to us of approximately $200,000 per month. The purchase price is subject to increase by $5 million if Harrah’s achieved positive EBITDA during the last nine months of the Joint Operating License Agreement. We took over operation of the property on March 10, 2005 and renamed the property “Binion’s Gambling Hall and Hotel.” The Binion’s property sits on approximately 5.3 acres (231,961 square feet) and consists of a 25-story hotel tower with 365 rooms, meeting space, two gift shops, a rooftop swimming pool, and approximately 80,000 square feet of casino space. Speakeasy Fremont owns 131,961 square feet of the property in fee and ground leases the remaining 100,000 square feet pursuant to various ground leases having aggregate annual rent of approximately $6.4 million, subject to certain periodic increases.

We also own and operate the Ramada Inn and Speedway Casino, which is located on approximately 6.1 acres at the intersection of Cheyenne Boulevard and Interstate 15 in North Las Vegas. Approximately five miles from the Las Vegas Motor Speedway, the property includes a 95-room hotel and a casino with approximately 400 slot machines and seven table games.

Business Strategy

Our business strategy involves (i) driving revenue growth at Mountaineer now that the facility has matured as a destination resort and convention facility and using Mountaineer’s resort status to differentiate it from the Limited Video Lottery machines permitted in West Virginia’s bars and fraternal organizations as well as from anticipated new gaming competition in Pennsylvania; (ii) constructing and opening slot and racing operations at Presque Isle Downs and cross marketing it with Mountaineer and Scioto Downs; (iii) improving operating results at Binion’s Gambling Hall and Hotel by increasing patronage through modest capital improvements and pursuing third-party tenants who will provide additional amenities at the property; (iv) promoting the passage of table game legislation for Mountaineer and slot machine gaming at Scioto Downs; and (v) building and opening North Metro Harness as soon as practicable upon successful resolution of the legal challenges to our license.

•       Market Mountaineer Park As A Destination Resort, Convention Center And Diversified Entertainment Facility

Our strategy is to focus our marketing on the fact that Mountaineer is now a mature destination resort, convention facility and entertainment complex as well as add new amenities in order to expand

Mountaineer’s target market and further distinguish Mountaineer from Limited Video Lottery parlors in nearby bars and fraternal organizations and other competitors whose facilities may have some but not all of the entertainment venues available at Mountaineer. The development of a destination resort is likewise aimed at distinguishing Mountaineer from any new competition that could result from the enactment of gaming legislation in neighboring states and the implementation of additional gaming in Pennsylvania as a result of the 2004 law permitting slot machines. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital.”

•       Constructing and Opening Slot and Racing Operations

When we open Presque Isle Downs, we will own four racetracks, two of which will have slot machines, in contiguous states. And, if we and the Minnesota Racing Commission prevail in the legal challenges to our racing license, upon opening North Metro, we will own 50% of a fifth racetrack with a 50-table card room. At that point, we expect to have a larger and more diverse operation, thus reducing our dependence on a single property for the vast majority of our revenues. Moreover, the properties will be sufficiently proximate to allow for cross marketing, yet sufficiently distant that cannibalization should not be a concern. Through promotions such as a unified players’ club and advertising during our export simulcast broadcasts, we intend to cross market among our racetrack properties. We likewise intend to promote Binion’s Gambling Hall and Hotel at all of our racetrack properties.

•       Improving Operating Results at Binion’s

Our strategy for improving operating results at Binion’s involves modest capital improvements (approximately $7 million exclusive of gaming equipment) and the addition of amenities through leases with third parties—all in an effort to increase walk-in traffic from Fremont Street. Contemplated capital improvements include new carpeting, wall treatments and chairs in the casino, lighting, the addition of a small lounge with a stage for entertainment, and conversion of Binion’s unique rooftop pool deck to a night club. We believe these improvements will make the property more attractive to passersby. We intend to drive rental income as well as foot traffic for the casino by entering leases with third parties who will provide shopping and other outlets at the property.

•       Pursuing Legislation for Additional Forms of Gaming at our Properties

We have been pursuing and intend to continue to pursue legislation for video lottery or slot machine gaming at racetracks in Ohio and Michigan and, subject to county referendum, table gaming at racetracks in West Virginia. We believe that such legislation, depending upon the fees and taxes imposed on gaming revenues or profits, can result in improvement of our business prospects and financial condition. Enhanced gaming at our properties would create new jobs and a new source of revenue, increase foot traffic at our properties, and provide a competitive advantage.

•  Constructing and Opening Racing and Card Room Operations in Minnesota

We view our Minnesota joint venture as another opportunity to leverage our racing and parimutuel expertise as well as to diversify our sources of revenue and profits.

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

Specific competitive factors relating to our primary gaming markets include the following:

Mountaineer’s Slot Operations.   In recent years, the number of gaming options available to consumers in our West Virginia area market has increased considerably. While there are three other tracks in West Virginia that offer slot machine gaming, only one, Wheeling Downs, lies within Mountaineer’s primary market (a 150-mile radius), located approximately 50 miles to the south in Wheeling, West Virginia. That competitor currently operates approximately 2,320 slot machines. In 2001, West Virginia enacted legislation permitting Limited Video Lottery in bars and fraternal organizations. The law authorized up to 9,000 slot machines in adults-only facilities throughout West Virginia commencing on January 1, 2002. No more than five slot machines are allowed in each establishment licensed to sell alcoholic beverages; and no more than ten slot machines are allowed in each licensed fraternal or veterans’ organization. As of January 2006, 8,225 new slot machines have been installed in the State’s bars and fraternal organizations, approximately 500 of which are in Hancock County (where Mountaineer is located) and another 975 in total are located in nearby Brook and Ohio Counties. Although the bars and fraternal organizations housing these machines lack the amenities and ambiance of our resort, they do compete with us, particularly for the locals business.

Beginning in 2006, we expect new competition from slot operations in Pennsylvania. In July of 2004, Pennsylvania enacted a law that contemplates the installation of slot machines at up to fourteen locations: seven racetracks (including Presque Isle Downs) each with up to 3,000 slots initially, and after six months of operations, with the ability to apply to the gaming board for up to 5,000 slots; five stand-alone slot parlors with the same number of machines as the racetracks; and two resort locations with up to 500 slots each. We anticipate that the Meadows, a harness racetrack approximately 40 miles southeast of Mountaineer, will install between 1,500 and 2,000 slot machines. Additionally, the owners of the Meadows announced plans to spend $200 million improving the facility. Pennsylvania’s new law also calls for at least one of the stand-alone slot parlors to be located in downtown Pittsburgh (approximately an hour’s drive from us). Although we do not anticipate the Pittsburgh facility to open for at least 2-3 years, all of the applicants have announced plans, if awarded the license, to build first class facilities. One applicant has announced plans to spend $1 billion on the gaming and related facilities. In 2005, the Pennsylvania Harness Horse Racing Commission, which at the time was permitted to grant one additional license for a track that would be eligible for slot machines, denied two applications that proposed to build a track within our target market. Both unsuccessful applicants have appealed the denials.  We do not know if either appeal will succeed. Ultimately, the location of the new facilities, the number and types of games, and the types of facilities built will determine the degree to which Pennsylvania’s planned entry into the slot machine business will have on us. Moreover, we believe that the addition of table games at Mountaineer, if permitted by the West Virginia Legislature, would significantly mitigate the impact of this new competition.

Presque Isle Downs’ Planned Slot Operations.   Upon commencement of its slot operations, Presque Isle Downs will compete with other Pennsylvania racetracks as well as Indian casinos in Western New York and casinos in Canada.

The Speedway Property’s Casino Operations.   The Speedway Property competes primarily within the “locals” market in North Las Vegas. Within four miles of the Speedway property, there are at least seven casinos with non-restricted gaming licenses, including Jerry’s Nugget, the Cannery, the Silver Nugget, and Poker Palace. The Speedway Property also competes with numerous additional restricted gaming locations, which each offer up to 15 slot machines. The Speedway Property competes, to a lesser extent with several of the larger “locals” casinos operated by Station Casinos, Inc. At least two new North Las Vegas hotel/casino projects have been announced by our competitors. While the nearest of these projects is approximately seven miles from the Speedway Property, the successful completion and operation of these projects could have an impact on the Speedway Property.

Binion’s Gambling Hall and Hotel.   The downtown Las Vegas gaming market is highly competitive. During the term of the Joint Operating License Agreement, however, the competition did not affect us, as our minimum payments from Harrah’s were guaranteed and not dependent upon the financial results of the property. Having taken over operations on March 10, 2005, we now compete with other downtown casinos (there are 16) as well as casinos on the Strip and other parts of Las Vegas.

Racing and Parimutuel Operations

Mountaineer’s racing and parimutuel operations compete directly for wagering dollars with Wheeling Downs, which is located approximately 50 miles from Mountaineer; Thistledown and Northfield Park, which are located approximately 85 miles to the northwest in Cleveland, Ohio; and The Meadows, located approximately 40 miles southeast of Mountaineer in Washington, Pennsylvania. Wheeling Downs conducts parimutuel greyhound racing and video lottery gaming. Thistledown and Northfield Park conduct thoroughbred and harness parimutuel horse racing, respectively, but not video lottery gaming. The Meadows conducts live harness racing and provides import simulcasting and plans to add slot machine gaming. Since commencing export simulcasting in August of 2000, Mountaineer also competes with racetracks across the country to have its signal carried by off-track wagering parlors. In general, Mountaineer also competes with other tracks for participation by quality racehorses.

In 2005, the Pennsylvania Harness Horse Racing Commission denied two applications, both for sites within Mountaineer’s target market, for the one remaining license to operate a harness racetrack.  Both applicants have appealed the denial. If either of these applicants succeeds on appeal and ultimately builds a racetrack in Mountaineer’s target market, they may compete with our thoroughbred horse racing at Mountaineer and planned thoroughbred horse racing at Presque Isle Downs, as well as our harness racing at Scioto Downs.

Presque Isle Downs will face competition from other racetracks in Pennsylvania and off-track wagering facilities in Pennsylvania and West Virginia, as well as from casinos in Western New York and racetracks in northern Ohio. Moreover, because Presque Isle Downs will be a new facility, all of its existsing competitors will be more established.

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

North Metro Harness will face competition from Canterbury Park, an established thoroughbred racetrack and card room approximately 55 miles away. It will also compete with Minnesota’s Indian casinos (several of which are approximately 50 miles away), and, to a lesser extent, those in Wisconsin. We believe North Metro’s most likely direct competitor will be the Grand Casino Hinckley, which is approximately 50 miles to the north (farther from the Twin Cities), but on the same highway as North Metro.

Jackson Trotting competes directly with other racetracks in Michigan, including Sports Creek Raceway, Northville Downs, Hazel Park Harness Raceway and Great Lakes Downs.

Employees

As of December 31, 2005, we and our subsidiaries had approximately 2,850 employees (approximately 1,466 in connection with operations at Mountaineer; 70 (which increases by 250 during race meet conducted from May through September) at Scioto Downs; 183 at the Speedway property; 31 (which increases by 120 during the race meet conducted from April to July) at Jackson Harness Raceway; and 1,100 at Binion’s of whom approximately 372 were represented by labor unions under collective bargaining agreements. The union representing parimutuel clerks at Mountaineer has been expanded in recent years to cover certain employees providing off-track betting services at the Speakeasy Gaming Saloon. We have an agreement in place with the pari-mutuel clerks at Mountaineer until November 30, 2008. In July 2003, Mountaineer’s video lottery clerks (a bargaining unit of approximately 350 employees) voted to be represented by a labor union with which Mountaineer has entered a contract through March 1, 2008. In December 2003, Mountaineer’s housekeeping employees (a bargaining unit of approximately 174 employees) participated in a union election. The union filed objections to the election, and in December 2004 a final determination was made that the union lost the election. We believe that our employee relations are good. Certain employees in the maintenance, slot, food and beverage and hotel departments of Binion’s are represented by labor unions. The applicable labor agreements expire on May 31, 2010 and May 31, 2007 respectively.

REGULATION AND LICENSING

General

All of our gaming operations are subject to extensive regulations and could be subjected at any time to additional or more restrictive regulations. We are also subject to the provisions of West Virginia law that govern the conduct of horse racing in West Virginia (the “West Virginia Racing Act”) and the operation of slots in West Virginia (the “Lottery Act”). In addition, our horse racing operations at Presque Isle Downs will be subject to extensive regulation under the Pennsylvania Racing Act and slot operations will be subject to the laws, regulations, and supervisory procedures of the recently formed Pennsylvania Gaming Control Board. Our harness racing operations at Scioto Downs are subject to the applicable Ohio statutes and the rules and regulations of the Ohio Racing Commission. Our live racing, parimutuel wagering and slot operations are contingent upon the continued governmental approval of such operations as forms of legalized gaming. Our casino gaming operations in Nevada are subject to the laws, regulations, and supervisory procedures of the Nevada Gaming Control Board, the Nevada Gaming Commission, the City of Las Vegas, and the City of North Las Vegas.

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

West Virginia Racing and Gaming Regulation

The powers and responsibilities of the Racing Commission include, among other things, (i) granting permission annually to maintain racing licenses and schedule race meets, (ii) approving simulcasting activities, (iii) licensing all officers, directors, racing officials and certain other employees of the licensee, and (iv) approving all contracts entered into by the licensee affecting racing and parimutuel wagering operations. Such powers and responsibilities extend to the approval and/or oversight of all aspects of racing and parimutuel wagering operations. In order to conduct simulcast racing, Mountaineer is required under West Virginia law to apply for a minimum of 210 live race days each year and to obtain Racing Commission approval for any reduction in race days actually held during that year. West Virginia law requires that at least 80% of Mountaineer’s employees be citizens and residents of West Virginia and must have been such for at least one year. In addition, certain activities, such as simulcasting races, require the consent of the representatives of a majority of the horse owners and trainers at Mountaineer.

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

Pursuant to both the Racing Commission’s and Lottery Commission’s regulatory authority, we may be investigated by either body at virtually any time. Accordingly, we must comply with all gaming laws at all times. Should either body consider us to be in violation of any of the applicable laws or regulations, each has the plenary authority to suspend or rescind our licenses. While we have no knowledge of any non-compliance, and believe that we are in full compliance with all relevant regulations, should we fail to comply with such regulations, our business would be materially adversely affected.

Nevada Gaming Regulation

The laws, regulations, and supervisory procedures of the Nevada Gaming Control Board (the “Board”), the Nevada Gaming Commission (the “Commission”), the City of Las Vegas (the “City”) and the City of North Las Vegas (“North Las Vegas”) (the Board, the Commission, the City and North Las Vegas are hereinafter collectively referred to herein as the “Nevada Gaming Authorities”) are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) the provision of a source of state and local revenues through taxation and licensing fees. Any changes in such laws, regulations, and procedures could have a material adverse effect on the operations of the Company, Binion’s and Speakeasy Las Vegas.

In order to operate non-restricted gaming at Binion’s and at the Speedway Property, Speakeasy Fremont, Speakeasy Las Vegas and certain officers and directors are required to be licensed or found suitable as operators and owners of a casino by the Nevada Gaming Authorities. A gaming license requires the periodic payment of fees and taxes and is not transferable. We are also required to be registered by the Nevada Commission as a publicly traded corporation (“Registered Corporation”) and as such, we are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, Speakeasy Fremont or Speakeasy Las Vegas without first obtaining licenses and approvals from the Nevada Gaming Authorities. We and all relevant affiliates have obtained from the Nevada Gaming Authorities the necessary licenses or approvals to engage in gaming activities at our Nevada properties.

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

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, “Licensees”), and who is or proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $25,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A Licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of personal unsuitability.

Impact of Resort Hotel Legislation

The Speedway Property is subject to legislation passed in 1991 by the Nevada Legislature, which is commonly referred to as the Resort Hotel Legislation. The key portions of this legislation are found in Section 463.1605 of the Nevada Revised Statutes (“NRS”) and essentially provide that the Nevada Commission shall not approve a non-restricted gaming license for an establishment located in either Clark County or Washoe County, Nevada, unless the establishment is a resort hotel. A resort hotel is defined to include an establishment held out to the public as a hotel with more than 200 rooms available for sleeping accommodations, at least one bar with capacity for more than 30 patrons, and at least one restaurant with capacity for more than 60 patrons. A county, city or town may require resort hotels to meet standards in addition to those required by NRS 463.1605 as a condition to issuance of a gaming license by the particular county, city or town. The Speedway Property, which does not have more than 200 rooms, is exempt from NRS 463.1605 because it held a non-restricted gaming license prior to the enactment of NRS 463.1605. The grandfathered exemption, however, would be lost in the event gaming is abandoned within the meaning of the statute and local regulations. The March 1999 commencement of gaming operations at the Speedway Property preserved the grandfathered status of the Speedway Property. The failure to keep the grandfathered exemption to NRS 463.1605 and the local regulations governing resort hotels (by abandonment of gaming operations) would have a material adverse effect on us.

Pennsylvania Racing and Gaming Regulation

Presque Isle Downs’ horse racing operations will be subject to extensive regulation under the Pennsylvania Race Horse Industry Reform Act (the “Pennsylvania Racing Act”). The Pennsylvania State Horse Racing Commission, (the “Pennsylvania Racing Commission”) has the power to supervise all thoroughbred horse race meetings at which parimutuel wagering is conducted and, in connection therewith, is responsible for, among other things:

•  granting permission annually to maintain racing licenses and schedule races;

•       approving, after a public hearing, the opening of off-track wagering facilities (“OTWs”);

•       approving simulcasting activities; and

•       approving all contracts entered into by a company affecting racing, parimutuel wagering and OTWs.

As in most states, the regulations and oversight applicable to our planned Pennsylvania operations are intended primarily to safeguard the legitimacy of the sport and its freedom from inappropriate or criminal influences. The Pennsylvania Racing Commission has broad authority to regulate in the best interests of racing and may disapprove the involvement of certain personnel in our operations, deny approval of certain acquisitions following their consummation or withhold permission for a proposed OTW site for a variety of reasons, including community opposition. The Pennsylvania legislature also could, at any time, terminate parimutuel wagering as a form of legalized gaming in Pennsylvania or subject such wagering to additional restrictive regulation.

The Pennsylvania Racing Act requires that any shareholder of a licensed corporation proposing to transfer beneficial ownership of 5% or more of our shares file an affidavit with us setting forth certain information about the proposed transfer and transferee, a copy of which we are required to furnish to the Pennsylvania Racing Commission. The certificates representing our shares owned by 5% beneficial shareholders are required to bear certain legends prescribed by the Pennsylvania Racing Act. In addition, under the Pennsylvania Racing Act, the Pennsylvania Racing Commission has the authority to order any beneficial shareholder of a licensed corporation to dispose of his common stock of such licensed corporation if it determines that continued ownership would be inconsistent with the public interest, convenience or necessity or the best interest of racing generally.

Presque Isle Downs’ planned slot machine operations will be subject to the Pennsylvania Race Horse Development and Gaming Act (the “Pennsylvania Gaming Act”) passed and signed into law in July of 2004. The Pennsylvania Gaming Act authorizes the granting of slot machine licenses to up to seven Category 1 licensed facilities (i.e. racetracks) and up to five Category 2 licensed facilities (i.e. non-tracks), along with limited licenses to up to two Category 3 licensed facilities (i.e. resort hotels). Those racetracks and non-track facilities which successfully apply for slot machine licenses will be permitted to operate between 1,500 and 3,000 slot machines each, subject to future expansion of up to 2,000 additional machines per facility upon the approval of the Pennsylvania Gaming Control Board. The licensed resort facilities will be permitted to operate up to 500 machines each.

Each racetrack slot machine licensee in Pennsylvania will be required to pay 34% of its daily gross revenues from gaming less all monetary payouts (“Gross Terminal Revenues”) to the State Gaming Fund, 4% of its Gross Terminal Revenues as a local share assessment, 5% of its Gross Terminal Revenues to the Pennsylvania Gaming Economic Development and Tourism Fund and a maximum of 12% of its Gross Terminal Revenues to a pool (the “Horsemen Pool”) for distribution to each racetrack’s horsemen, in the form of purses and other awards. Non-track and resort facilities will be bound to make the same percentage distributions but, since they do not conduct horse racing, they will contribute to the Horsemen Pool that portion of their Gross Terminal Revenues which is equal, on a pro rata basis, to the amount contributed to the Horsemen Pool by Category 1 licensees. The Horsemen Pool will then be allocated among the horsemen at each of the Category 1 licensed facilities, with the intention of providing payments to the horsemen at each racetrack, which are equivalent to 18% of that track’s Gross Terminal Revenues.

All racetrack licensees offering slot machines in Pennsylvania must pay an upfront fee of $50.0 million and will be required to commit a minimum of $5.0 million over a five year period, and a minimum of $0.25 million annually for five years thereafter, for improvements and maintenance of its backstretch (we expect to be exempt from the $5 million requirement and for a period of ten years with respect to the $0.25 million requirement because we are building a new facility). We filed our application for a Category 1 license for Presque Isle Downs on December 28, 2005. Upon receipt of our license, we will be subject to Pennsylvania’s gaming laws and regulations of the Pennsylvania Gaming Control Board similar to those in effect in Nevada.

Minnesota Racing and Card Room Regulation

In December 2003, North Metro Harness Initiative, LLC and Southwest Casino and Hotel Corp. filed applications for Class A and Class B licenses, respectively, to develop and operate a harness racing track and card club in Anoka County, Minnesota, after which time the Company acquired a 50% equity interest in North Metro Harness. The Class B license application was subsequently amended to reflect the Company’s participation and, on January 19, 2005, the Minnesota Racing Commission voted to grant Class A and Class B licenses to North Metro (formal findings issued Feburary 16, 2005. The Class A License is effective until revoked or suspended by the Racing Commission, or relinquished by the licensee. The Class B License is renewable each year by the Racing Commission after a public hearing (if required by the Racing Commission).

Minnesota established the Minnesota Racing Commission to regulate horse racing and card playing in the state under its parimutuel horse racing statute. North Metro and the Company, as a 50 percent owner of North Metro, are subject to the horse racing statute and rules and regulations promulgated under it (the

“Racing Act”). North Metro’s horse racing operations will also be subject to the Federal Interstate Horse Racing Act of 1978.

The Racing Commission has broad authority to enforce the Racing Act and regulate substantially all aspects of horse racing in Minnesota. The Racing Commission granted and will oversee North Metro’s operating licenses, will license all employees of North Metro’s racetrack as well as jockeys, trainers, veterinarians and other participants, regulates the transfer of ownership interests in licensees, allocates live race days and simulcast-only race days, approves race programs, regulates the conduct of races, sets specifications for the racing ovals, animal facilities, employee quarters and public areas of North Metro’s racetrack, regulates the types of wagers on horse races and approves significant contractual arrangements with North Metro, including management agreements, simulcast arrangements, totalizator contracts and concessionaire agreements. Adverse decisions by the Racing Commission in regard to any one or more of these matters could materially adversely affect the Company’s operations.

The Racing Act requires prior approval by the Racing Commission of all officers, directors, 5% shareholders, or other persons having a present or future direct or indirect financial or management interest in any person applying for a Class A and Class B, and if a change of ownership of more than 5% of the licensee’s shares is made after an application is filed or the license issued, the applicant or licensee must notify the Racing Commission of the changes within five days of this occurrence and provide the information required by the Racing Act.

North Metro has submitted a card club plan of operation for approval by the Racing Commission in connection with North Metro’s Class B license. If the card club plan of operation is approved, the Racing Commission will regulate the playing of “unbanked” or “player pool” card games at North Metro’s card club, as well as harness racing. North Metro must reimburse the Racing Commission for its actual costs, including personnel costs, of regulating the card club. North Metro must have the Class B license and card club authorization renewed annually by the Racing Commission after a public hearing (if required by the Racing Commission).

Ohio Racing Regulation

Our horse racing operations at Scioto are subject to extensive regulation under the Ohio Racing Commission statutes and rules, under the authority of the Ohio Racing Commission, which is responsible for, among other things:

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

The Ohio Racing Commission has broad authority to regulate in the best interests of racing and may disapprove the involvement of certain personnel in our operations, deny approval of certain acquisitions following their consummation or withhold permission for a proposed OTW site for a variety of reasons, including community opposition. The Ohio legislature also has the authority to amend or revoke the power of the Ohio Racing Commission to approve additional OTWs and could, at any time, terminate parimutuel wagering as a form of legalized gaming in Ohio or subject such wagering to additional restrictive regulation, or to permit additional gaming facilities to operate in Ohio.

The Ohio Racing Commission approves annual licenses for racetracks to conduct harness and thoroughbred horse racing.

Michigan Racing Regulation

Operations at Jackson Harness in Jackson, Michigan are subject to regulation under Michigan’s Horse Racing Law of 1995 and regulations promulgated under that law. The law is administered by the Office of Racing Commissioner which is part of the Michigan Department of Agriculture. The Racing  Commissioner has general supervisory control over pari-mutual betting and the conduct of horse racing. Those powers include:

•       annual Licensing of tracks, individuals or entities participating in the conduct of racing and pari-mutual wagering;

•       conduct of background checks on such individuals, including fingerprinting and criminal record examination;

•       establishment of race calendars;

•       inspection of facilities, books and records; and

•       regulation of simulcast races, subject to a contract with the local county.

The conduct of horse racing is pervasively regulated in the State of Michigan. By becoming licensed, the individuals consent to inspections. The Commissioner has the power to summarily suspend a license for violation of the Horse Racing Law or rules.

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

Restrictions on Share Ownership and Transfer

Unless prior approval of the West Virginia Lottery Commission is obtained, the sale of five percent or more of the voting stock of the license holder or any corporation that controls the license holder or the sale of a license holder’s assets (other than in the ordinary course of business), or any interest therein, to any person not determined by the Lottery Commission to have satisfied the licensing qualifications, voids the license. The Company’s stock certificates state that the securities are subject to the Company’s right to repurchase shares at any time in the sole discretion of the Company from a “Disqualified Holder” as defined in the Certificate of Incorporation. The Certificate of Incorporation defines a Disqualified Holder as any Beneficial Owner of shares of common stock of the Corporation or any of its Subsidiaries, whose holding of shares of common stock may result, in the judgment of the board of directors, in (i) the denial, loss or non-reinstatement of any license or franchise from any governmental agency applied for or held by the Corporation or any Subsidiary to conduct any portion of the proposed or actual business of the Corporation or any Subsidiary, which license or franchise is conditioned upon some of all of its holders of common stock meeting certain criteria, or (ii) the disapproval, modification, or non-renewal of any contract under which the Corporation or any of its Subsidiaries has sole or shared authority to manage any gaming operations. Accordingly, the Company deems any holder of the Company’s common stock who has not been determined by the Lottery Commission (subject to any exceptions recognized by the Lottery

Commission) to have satisfied the licensing qualifications to be a Disqualified Holder to the extent of holdings in excess of 5% of the Company’s issued and outstanding shares, which shares the Company will deem to have been purchased on the Company’s behalf (and which the Company may, in its discretion, repurchase pursuant to the terms of the Certificate of Incorporation).

Environmental Matters

We are subject to various federal, state and local environmental laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as the management and disposal of solid and hazardous wastes. These laws are complex, and subject to change. Under such laws and regulations, we may incur costs to achieve or maintain compliance or to obtain permits and other approvals required for our activities and operations. For example, we may incur costs under existing and new regulations pertaining to stormwater and wastewater management at our racetracks. In addition, we may face penalties or other liabilities in the event that we fail to comply with these laws and regulations.  For instance, water discharges from our racetrack operations at our Mountaineer facility were the subject of past enforcement actions by state regulators. We satisfied the requirements of those past proceedings, and implemented measures to maintain compliance on a going forward basis. Such costs and liabilities have not in the past had a material impact on our business or financial condition.  We believe, but we cannot assure you, that compliance with environmental laws and regulations will not have such an impact in the future.

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

In connection with our property acquisitions, we have conducted environmental assessments of substantially all our properties. Based on these assessments, we have identified soil and/or groundwater contamination and other issues (such as the presence of wetlands or asbestos) at certain of our properties that may require further action or involve regulatory oversight.  Generally, the contamination issues relate to prior uses of our properties by the prior landowners and operators. For example, in connection with the acquisition of a site in Pennsylvania that was formerly operated as a paper manufacturing plant, we entered into a consent order and agreement with the Pennsylvania Department of Environmental Protection in which we agreed to clean up certain portions of the site. At the time of our purchase, cleanup costs (as a component of overall site development and earthwork costs) were estimated at $3 million. We have since sold the portion of the property that will require further work to a third party who has agreed to undertake the work required under such consent order agreement and to pay any and all such costs. However, in the event that the purchaser fails to honor its obligations, we could incur costs related to this matter in the future. In addition, we are engaged in investigation or remediation efforts at several other of our properties. Based on currently available information, we believe, although we cannot assure you, that our environmental remediation and other liabilities will not have a material impact on our business.

Compliance with Other Laws

We are also subject to a variety of other rules and regulations, including zoning, construction and land use laws and regulations, and laws governing the serving of alcoholic beverages in all of the states in which we operate. Mountaineer, Scioto, the Speedway Property, Jackson Harness and Binion’s derive other revenues from the sale of alcoholic beverages. Any interruption or termination of the ability to serve alcoholic beverages at those properties would have a material adverse effect on our business, financial condition and results of operations.

Available Information

For more information about us, visit our website at www.mtrgaming.com. Our electronic filings with the Securities and Exchange Commission (including all annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission.

ITEM 1A.        RISK FACTORS

Risks Related to Our Business

We will continue to depend on Mountaineer for the vast majority of our revenues, and, therefore, any risks faced by our Mountaineer operations will have a material impact on our results of operations.

Dependence Upon Mountaineer.   While we look to our takeover of the operation of Binion’s and, if we receive a slots license,  the commencement of slot operations at Presque Isle Downs to diversify our revenue sources, we remain dependent upon Mountaineer for the vast majority of our revenues. Accordingly, we may be subject to greater risks than a geographically diversified gaming operation, including, but not limited to the following risks faced by our Mountaineer operations:

•       risks related to local and regional economic and competitive conditions, such as a decline in the number of visitors to Mountaineer, a downturn in the overall economy in Mountaineer’s market, a decrease in gaming activities in Mountaineer’s market or an increase in competition in Mountaineer’s market, including, but not limited to continuing and increasing competition from limited video lottery terminals in local bars and clubs in West Virginia and anticipated competition from gaming facilities in Pennsylvania;

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

Agreements with Horsemen and Parimutuel Clerks.   We depend on agreements with our horsemen and parimutuel clerks to operate our business. The Federal Interstate Horse Racing Act, the state racing laws in West Virginia, Ohio, Pennsylvania, Michigan and Minnesota require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines with a representative of a majority of the horse owners, trainers and breeders and a representative of a majority of the parimutuel clerks. We have the requisite agreements in place with the Mountaineer Horsemen until December 31, 2006. With respect to the Mountaineer parimutuel clerks, we have a labor agreement in force until November 30, 2008, which the union has indicated it would like to confirm on an annual basis that the agreement relates to the proceeds of the slot machines. Scioto has the requisite agreements in place until November 30, 2012. Jackson Trotting Association, LLC has the requisite agreements in place until December 31, 2008. We anticipate that Presque Isle Downs and North Metro Harness will enter into any required agreements prior to commencement of racing operations.

If we fail to maintain operative agreements with the horsemen, or if we fail to reach such agreements with horsemen at Presque Isle Downs and North Metro Harness, we will not be permitted to conduct live racing and export and import simulcasting at those racetracks, and, in West Virginia and Pennsylvania, we will not be permitted to operate our slot machines and in Minnesota we will not be able to operate our card room. In addition, our simulcasting agreements are subject to the horsemen’s approval. If we fail to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on our business, financial condition and results of operations.

Minimum Live Racing Days.   If we fail to meet the minimum live racing day requirements at Mountaineer, we would be prohibited under West Virginia law from conducting simulcast racing or renewing our gaming license at Mountaineer. In order to conduct simulcast racing or conduct gaming operations, Mountaineer is required under West Virginia law to apply for a minimum of 210 live race days each year and to obtain Racing Commission approval for any reduction in race days actually held during that year. Live racing days typically vary in number from year to year and are based on a number of factors, including the number of suitable race horses and the occurrence of severe weather, many of which are beyond our control. If we were unable to conduct simulcast racing or offer slot machine gaming at Mountaineer, this would have a material adverse effect on our business, financial condition, results of operations and ability to meet our payment obligations under our various debt instruments.

Linkage of Slot Machines to State Central System.   Our gaming operations at Mountaineer are dependent on our linkage to the West Virginia Lottery Commission’s central system. By West Virginia Lottery Commission directive, all of our slot machines are required to be connected to the SAMS 4.6 IGT central system maintained by the Lottery Commission. Our equipment is connected to the West Virginia Central System by telephone lines. This central system tracks all gaming activity in the State of West Virginia. If the operation of the central system were disrupted for any reason, including disruption of telephone service, we believe that the Lottery Commission would suspend all gaming operations within the State until normal operation of the system was restored. Any such suspension could cause a material disruption of our gaming operations and any of the foregoing difficulties could have a material adverse effect on our business, financial condition and results of operations. Pennsylvania’s gaming law likewise calls for slot machines to be linked to a state-owned central system. Accordingly, our planned slot operations at Presque Isle Downs will be dependent upon linkage to Pennsylvania’s planned central system and subject to the same risks of disruption as our West Virginia operations. Any such disruption of our planned Pennsylvania gaming operations could have a material adverse effect on our business, financial condition and results of operations.

We may face disruption in developing and integrating our Pennsylvania, Michigan, and Minnesota, operations and other facilities we may expand or acquire.

The development and integration of Presque Isle Downs, North Metro Harness, Jackson Harness and any other facilities we may expand or acquire in the future will require the dedication of management resources that may temporarily detract attention from our day-to-day business. The process of developing and integrating these operations also may interrupt the activities of that business, which could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we will be able to manage the combined operations effectively or realize any of the anticipated benefits of these new operations or any other facilities we may expand or acquire in the future.

For example, we face substantial risks and difficulties in developing Presque Isle Downs, which include, but are not limited to: unforeseen engineering, environmental, or geological problems; interference with existing operations; unanticipated cost increases; construction delays caused by, among other things, work stoppages or weather, among others, and other risks associated with building a racing operation. In addition, our racing license requires us to commence live racing by December 30, 2007. If we do not complete the facility within this timeframe, or obtain regulatory approval to complete the facility at a later date, our racing license will be canceled, and without a racing license, we could not have a slots license.

We expect to face similar risks and uncertainties in connection with the construction and integration of North Metro Harness. Moreover, we may be involved in construction of North Metro Harness and Presque Isle Downs simultaneously. Developing these two large projects simultaneously, while also maintaining and expanding our other facilities, may stress our management and financial resources as well as disrupt our business.

Any of the foregoing difficulties could have a material adverse effect on our business, financial condition and results of operations.

We do not yet have a license to operate slot machines at Presque Isle Downs.

The Pennsylvania Gaming Control Board has not yet issued any Category 1 (racetrack) slot machine licenses, has only recently begun considering applications, and does not anticipate granting licenses until the summer of 2006. Presque Isle Downs filed its application for a Category 1 license on December 28, 2005, the date established by the Gaming Control Board for such filings. While we believe that Presque Isle Downs satisfies the statutory criteria for licensure, and we are unaware of any facts or circumstances that would result in denial of a license, we cannot assure you that Presque Isle Downs will obtain the license. Nevertheless, we have commenced and intend to complete construction irrespective of slot licensing under the assumption that we will be granted a slots license as well as to satisfy the condition of our racing license that we commence live racing by December 30, 2007. If for any reason we fail to obtain our slots license, we would likely be forced to sell Presque Isle Downs and would not obtain any of the revenue and profit from the project and could suffer losses. Our failure to obtain our slots license, or a substantial delay in obtaining that license, would have a material adverse effect on our business, financial condition and results of operations.

Our Minnesota racing license is being challenged in court.

An anti-gaming public interest group has sued the Minnesota Racing Commission, alleging that the commissioners discussed North Metro Harness’ application in violation of the state’s Open Meeting Law. North Metro Harness has intervened in the case. The trial court granted the Racing Commission’s and North Metro Harness’ motions for summary judgment, and the anti-gaming group has appealed. The same group filed a request for judicial review of the Commission’s decision to grant the license. On March 28, 2006, the Minnesota Court of Appeals affirmed the decision of the Minnesota Racing Commission to grant North Metro’s licenses. Concerned Citizens has 30 days within which to seek further review by the Minnesota Supreme Court, subject to the discretion of that Court. If either court were to invalidate the license, we would not be permitted to build the racetrack and card room nor realize any of the anticipated revenue and profit.

We may elect to increase our capital investment and/or financial risk in Minnesota.

The Membership Control Agreement that governs our Minnesota joint venture required us to contribute $7.5 million of capital. To date, we have elected to contribute $8.5 million and may elect to invest more.  The joint venture is pursuing approximately $40 million of construction financing that would be without recourse to us. If the joint venture cannot obtain the non-recourse financing on acceptable terms, we may elect to guaranty some or all of the financing (subject to the approval of our senior secured lenders). In either event, the risk associated with our Minnesota joint venture would be greater than we originally contracted or contemplated.

Some of our intellectual property is not protected by federally registered trademarks; we rely on common law rights.

We hold eleven federally registered trademarks and own 58 internet domain names in connection with our business. Additionally, pursuant to an Intellectual Property License Agreement, Harrah’s has applied for trademarks with respect to “Binion’s,” which, if issued, will become part of our license. Apart from registered trademarks, we rely on common law rights, developed through use, with respect to our intellectual property. While we believe that our trademarks and common law rights are sufficient to permit us to use all of the intellectual property we are currently using, and that we are not infringing the intellectual property rights of others, we cannot assure you that no one will challenge our rights in the future. If we were to lose any of our intellectual property, it could have a material adverse effect on our business.

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

Potential Changes In Regulatory Environment.   If current laws are modified, or if additional laws or regulations are adopted, it could have a material adverse effect on us. From time to time, legislators and special interest groups have proposed legislation that would restrict or prevent gaming or racing operations in the jurisdictions in which we operate. Other laws, such as smoking bans, do not specifically restrict gaming operations but, as a practical matter, make gaming facilities less attractive to gaming patrons and can result in substantially reduced revenues. Restriction on or prohibition of our gaming or racing operations, whether through legislation or litigation, could have a material adverse effect on our operating results.

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

Gaming Operations.   We face substantial competition in each of the markets in which our gaming facilities are located. Some of the competitors have significantly greater name recognition and financial and marketing resources than we do. All of our gaming operations primarily compete with other gaming operations in their geographic areas. New expansion and development activity is occurring in each of the relevant markets, which may be expected to intensify competitive pressures and could have a material adverse impact on us. Specifically, in West Virginia we continue to face increased competition from limited video lottery terminals in local bars and clubs. In addition, Pennsylvania’s new slot machine law contemplates the installation of slot machines at up to fourteen locations: seven racetracks (including Presque Isle Downs) each with up to 3,000 slots initially and with the ability to apply to the Gaming Control Board for up to 5,000 slots; five stand-alone slot parlors with the same number of machines as the racetracks; and two resort locations with up to 500 slots each. We anticipate that the Meadows, a harness racetrack approximately 40 miles southeast of Mountaineer, will install between 1,500 and 2,000 slot machines. Pennsylvania’s new law also calls for at least one of the stand-alone slot parlors to be located in downtown Pittsburgh (approximately an hour’s drive from us). Additionally, the Pennsylvania Harness Horse Racing Commission, which may grant one more license, recently denied, on grounds of suitability of the applicants, two applications that proposed to build a track within our target market. Both of those applicants have appealed the denials. All of our gaming operations also compete to a lesser extent with operations in other locations, including Native American lands, riverboats and cruise ships, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, on- and off- track wagering, high-stakes bingo, card parlors, and the emergence of Internet gaming. In addition, casinos in Canada have likewise recently begun advertising in our target markets.

Racing And Parimutuel Operations.   Mountaineer’s racing and parimutuel operations compete directly for wagering dollars with Wheeling Downs, which is located approximately 50 miles from Mountaineer; Thistledown and Northfield Park, which are located approximately 85 miles to the northwest of Mountaneer in Cleveland, Ohio; and the Meadows, located approximately 40 miles southeast of Mountaineer in Washington, Pennsylvania. Wheeling Downs conducts parimutuel greyhound racing and video lottery gaming. Thistledown and Northfield Park conduct parimutuel horse racing but not video lottery gaming. The Meadows conducts live harness racing and provides import simulcasting, but does not yet have video lottery gaming. Upon implementation of slot machines in Pennsylvania, The Meadows also would be permitted to operate slot machines. Since commencing export simulcasting in August 2000, Mountaineer also competes with racetracks across the country to have its signal carried by off-track wagering parlors. Mountaineer also competes for wagering dollars with off-track wagering facilities in Ohio and Pennsylvania. In general, Mountaineer also competes with other tracks for participation by quality racehorses.

Presque Isle Downs will face competition from other racetracks in Pennsylvania and off-track wagering facilities in Pennsylvania and West Virginia, as well as from any existing or future casinos in Western New York. Moreover, because Presque Isle Downs will be a new facility, all of its competitors will be more established.

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

Jackson Trotting competes directly with other racetracks in Michigan, including Sports Creek Raceway, Northville Downs, Hazel Park Harness Raceway and Great Lakes Downs.

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

In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, athletic events, television and movies, concerts and travel. Increased competition from other gaming and racing facilities could have a material adverse effect on our business financial condition and results of operations.

We depend on our key personnel.

We are highly dependent on the services of Edson R. Arneault, our Chairman and Chief Executive Officer, and other officers and key employees. We have entered into employment agreements with Mr. Arneault and certain other officers. However, the loss of the services of any of these individuals could have a material adverse effect on our business, financial condition and results of operations. Moreover, Mr. Arneault’s contract calls for him to step down as CEO as of December 31, 2006 but remain as chairman of the board until December 31, 2009. If we and Mr. Arneault do not extend his contract, or if we are unable to find a suitable replacement, it may have a material adverse effect on our business.

Our business may be materially and adversely affected by recession or economic downturn; the seasonal nature of our business could also materially and adversely affect our cash flow.

Our primary business involves leisure and entertainment. The economic health of the leisure and entertainment industry is affected by a number of factors that are beyond our control, including: (1) general economic conditions and economic conditions specific to our primary markets; (2) levels of disposable income of patrons; (3) increased transportation costs resulting in decreased travel by patrons; (4) local conditions in key gaming markets, including seasonal and weather-related factors; (5) increases in gaming and racing taxes or fees; (6) competitive conditions in the gaming, leisure and entertainment industry and in particular markets, including the effect of such conditions on the pricing of our products; (7) substantial price increases in the cost of energy in the United States; and (8) the relative popularity of entertainment alternatives to gaming and racing that compete for the leisure dollar. Any of these factors could materially adversely impact the leisure and entertainment industry generally, and as a result, our revenues and results of operations.

In addition, our operations at Mountaineer, Scioto and Jackson Trotting and our planned operations at Presque Isle Downs and North Metro Harness, are typically seasonal in nature. Winter conditions may adversely affect transportation routes to our properties, as well as cause cancellations of live horse racing. As a result, unfavorable seasonal conditions could have a material adverse effect on our operations.

We are subject to environmental laws and potential exposure to environmental liabilities.

We are subject to various federal, state and local environmental laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as the management and disposal of solid and hazardous wastes. These laws are complex, and subject to change. Under such laws and regulations, we may incur costs to obtain permits and other approvals required for our activities and operations, or to achieve or maintain compliance. For example, we may incur future costs under existing and new regulations pertaining to stormwater and wastewater management at our racetracks. In addition, we may face penalties or other liabilities in the event that we fail to comply with these laws and regulations.  For instance, water discharges from our racetrack operations at our Mountaineer facility were the subject of past enforcement actions by state regulators. We satisfied the requirements of those past proceedings, and implemented measures to maintain compliance on a going forward basis. Such costs and liabilities have not in the past had a material impact on our business or financial condition.  We believe, but we cannot assure you, that compliance with environmental laws and regulations will not have such an impact in the future.

We also are subject to laws and regulations that create liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating hazardous substances or petroleum products on its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly, such substances may materially adversely affect the ability to sell or rent such property or to borrow funds using such property as collateral. Additionally, the owner of a site may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Based on currently available information, we believe, although we cannot assure you, that such liabilities will not have a material impact on our business (See “Business—Environmental Matters”).

The availability and cost of financing could have an adverse effect on our business.

We intend to finance our current and future expansion projects primarily with cash flow from operations, borrowings under our bank credit facility, and incurrence of additional debt, including the contemplated amendment of our secured revolving credit facility, and may in the future seek equity capital. In order to consummate the additional debt financing we are seeking, we will require the prior consents of the holders of at least a majority in aggregate principal amount of our outstanding 9¾% Senior Notes due 2010 that are not owned by us or any of our affiliates. We cannot assure you that we will be able to obtain such consents. Our inability to obtain such consents would have a material adverse effect on our business, financial condition and results of operations. If we are unable to finance our current or future expansion projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects as well as capital expenditures, and selling assets, restructuring debt, or obtaining additional debt or equity financing or joint venture partners, or further modifying our bank credit facility. These sources of funds may not be sufficient to finance our expansion, and other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects, which may have a material adverse effect on our business, financial condition and results of operations.

The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.

A majority of our revenues are attributable to slot machines operated by us at our casinos and racinos. It is important, for competitive reasons, that we offer to our customers the most popular and up-to-date slot machine games with the latest technology. We are in the process of replacing our older slot machines with advanced interactive electronic games with TITO (ticket-in-ticket-out) technology which allows our customers to play their favorite slot machines longer with fewer interruptions and eliminates the problems associated with handling coins and tokens.

We believe that a substantial majority of the slot machines sold in the United States in 2005 were manufactured by a few companies and that one company in particular provided a majority of all slot machines sold in the United States in 2005. In recent years, prices of new slot machines have escalated faster than the rate of inflation.

Furthermore, in recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring casinos to enter into participating lease arrangements in order to acquire the machines. Participating slot machine lease arrangements typically require the payment of a fixed daily rental and may also include payment of a percentage of coin-in or net win amounts. Generally, a participating lease is substantially more expensive over the long term than the cost to purchase a new machine.

For competitive reasons, we may be forced to purchase new slot machines or enter into participating lease arrangements that are more expensive than our current costs associated with the continued operation of our existing slot machines. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participating lease costs, it could hurt our profitability.

In addition, because of damage to casinos caused by Hurricane Katrina there may be a shortage of new slot machines over the next 12 to 24 months, causing a substantial increase in the cost of slot machines or making certain slot machines unavailable to us.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Hotel, Gaming, Racing And Other Property

Mountaineer Park owns approximately 2,350 acres of land in Chester, West Virginia, of which the resort occupies approximately 215 acres, the Woodview Golf Course occupies approximately 170 acres, and approximately 1,885 acres are available for future development.

Scioto Downs owns approximately 173 acres of land in Columbus, Ohio that serve as the site for the harness racetrack. In addition to the racetrack, there are parking, grandstand, clubhouse and dining facilities, as well as barns and stables. Scioto Downs also holds an option to acquire for approximately $1 million a 35-acre parcel of primarily undeveloped land that is adjacent to the 173-acre site.

The Speedway Property sits on approximately 6.1 acres of owned real property and consists of one two-story building and one three-story building with a total of 95 hotel rooms and an outdoor swimming pool.

The Binion’s property sits on approximately 5.3 acres (231,961 square feet) and consists of a 25-story hotel tower with 365 rooms, meeting space, two gift shops, a rooftop lounge with swimming pool, and approximately 80,000 square feet of casino space. Speakeasy Fremont owns 131,961 square feet of the property in fee and ground leases the remaining 100,000 square feet pursuant to various ground leases having aggregate annual rent of approximately $6.2 million, subject to certain periodic increases.

Presque Isle Downs owns three tracts of land in Erie, Pennsylvania: 272 acres in Summit Township; 213 acres in McKean Township; and 25 (15 developable) acres in the City of Erie on the Lake.

Jackson Harness Raceway operates on property leased from the County of Jackson at the county fairgrounds.

North Metro Harness owns 178.4 acres of unimproved land in Anoka County, Minnesota upon which it intends to build its facilities upon successful resolution of the litigation affecting its licenses. It owns a separate 24-acre parcel (for wetlands mitigation) that is not material to its planned operations.

Substantially all of our assets are pledged to secure the debt evidenced by the Fourth Amended and Restated Credit Agreement entered as of December 27, 2005 among us, our operating subsidiaries, and Wells Fargo Bank, N.A. See Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Sources of Capital.

ITEM 3.                LEGAL PROCEEDINGS

On December 15, 2004, Columbus Concerned Citizens, an anti-gaming public interest group, filed suit against the Minnesota Racing Commission, alleging that the State Racing Commission violated the state’s Open Meeting Law in connection with consideration of requests for racing licenses to our affiliate, North Metro Harness Initiative, LLC. North Metro has intervened in the action. On June 23, 2005, the Court granted North Metro’s and the Racing Commission’s motions for summary judgment and dismissed the case with prejudice. Concerned Citizens has appealed (Minnesota Court of Appeals Case No. A05-1743), claiming that the trial court erred by (1) denying it a fair and adequate opportunity to conduct discovery; (2) finding that filing a petition for writ of certiorari is the only means to challenge the validity of the Commission’s decisions; (3) finding no facts to support an Open Meeting Law violation; and (4) holding that invalidation of North Metro’s license was not a remedy available to Concerned Citizens, even if it established an Open Meeting Law violation.

In addition to the Open Meeting Law case, Concerned Citizens has sought judicial review of the Racing Commission’s February 16, 2005 findings and conclusions granting North Metro’s licenses (Minnesota Court of Appeals, Case No. A05-471 (on appeal by certiorari from the Minnesota Racing Commission)). In this case, Concerned Citizens claimed that the Racing Commission lacked the authority to reconsider its prior decision to deny the application for licenses. On March 28, 2006, the Minnesota Court of Appeals affirmed the decision of the Minnesota Racing Commission to grant North Metro’s licenses. Concerned Citizens has 30 days within which to seek further review by the Minnesota Supreme Court, subject to the discretion of that Court.

Gary Birzer and Amy Birzer v. MTR Gaming Group, Inc. and Mountaineer Park, Inc, et. al, Civil Action No. 06-C-2-W, Circuit Court of Hancock County, West Virginia (First Amended Complaint filed January 17, 2006. On January 17, 2006, Gary Birzer, a jockey who was injured during a race at Mountaineer in July of 2004, filed a first amended complaint in which he alleges that Mountaineer was negligent in its design, construction and maintenance of the racetrack as well as in its administration of races. Mr. Birzer seeks medical expenses to date of $550,000, future medical expenses, unspecified lost wages and other damages resulting from his injuries. Mr. Birzer seeks in excess of $10 million in damages. Mr. Birzer’s wife seeks $2 million for loss of consortium. Mountaineer has answered the complaint, denying any negligence or wrongdoing and further alleging that Mr. Birzer’s injuries, to the extent the result of negligence, resulted from Mr. Birzer’s own negligence or the negligence of others. Though the complaint is unclear as to the basis for liability against MTR, it appears that MTR was named a defendant because it is Mountaineer’s parent company and allegedly conspired with the other defendants to cause Mr. Birzer’s injuries. We believe, but cannot assure, that the Company has sufficient liability insurance coverage for these claims. In a separate action, Case No. CV-05-8193 (U.S. District Court, Central District of California), Mr. Birzer has sued Jockeys’ Guild, Inc. and certain of its former officers, alleging that they improperly, fraudulently, and in breach of their fiduciary duties failed to renew a policy of insurance under which he could have recovered his medical expenses and further failed adequately to notify him that the insurance had lapsed. Jockey’s Guild, Inc. has impleaded Mountaineer and MTR as third-party defendants and cross claimed against them to the extent the Guild is held liable to Mr. Birzer as well as for payments the Guild allegedly made toward Mr. Birzer’s expenses.

Sherwin Seiden, Individually and On Behalf of All Others Similarly Situated v. MTR Gaming Group, Inc., Edson R. Arneault, Robert A. Blatt, Donald J. Duffy, James V. Stanton, LC Greenwood and Richard Delatore, Civil Action No. 05-C-266M, Circuit Court of Hancock County, West Virginia, filed December 14, 2005. On December 14, 2005, Sherwin Seiden, an MTR Stockholder filed suit as an individual and as a class action against us and the members of our Board of Directors alleging that the defendants were unlawfully attempting to complete the sale of MTR to TBR Acquisition Group, LLC (“TBR”) at a grossly inadequate and unfair price in breach of the director defendants’ fiduciary duties to MTR’s shareholders. TBR is controlled by Edson R. Arneault (our CEO, President and Chairman of our Board of Directors) and Robert A. Blatt (our Executive Vice President and a member of our Board). The action seeks to enjoin the defendants from proceeding with or completing the proposal sale, and if the sale is completed, the action seeks its rescission and the award of recessionary damages to the class. We believe these claims are moot because the Special Committee of our Board has rejected the TBR proposal and no other purchase proposal has been made.

Patricia L. Williams, Individually and On Behalf of All Others Similarly Situated v. MTR Gaming Group, Inc., Edson R. Arneault, Robert A. Blatt, Donald J. Duffy, James V. Stanton, LC Greenwood and Richard Deltore, Civil Action No. 05-C-267 G, Circuit Court of Hancock County, West Virginia filed December 15, 2005. On December 15, 2005, Patricia L. Williams, an MTR Stockholder filed suit as an individual and as a class action against us and the members our Board of Directors, alleging substantially the same facts and seeking substantially the same relief as described with respect to the Seiden action described above. We believe these claims are moot because the Special Committee of our Board has rejected the TBR proposal and no other purchase proposal has been made.

Matthew John Smyth v. Edson R. Arneault, Robert A. Blatt, James V. Stanton, Donald J. Duffy, LC Greenwood, Richard Delatore, TBR Acquisition Group, LLC (Defendants), and MTR Gaming Group, Inc. (Nominal Defendant) Civil Action No. 06-C-28 W, Circuit Court of Hancock County, West Virginia, filed February 13, 2006. On February 13, 2006 Matthew John Smyth, an MTR Stockholder, filed suit as a derivative action on our behalf, and as a class action on behalf of our stockholders, alleging that the defendants were unlawfully attempting to complete a going-private transaction with TBR upon unfair terms in breach of the director defendants’ fiduciary duties to our stockholders and resulting in a waste of our corporate assets. The action seeks a judgment ordering the director defendants to fulfill their fiduciary duties to us and our shareholders, to provide accountings of certain damages and pay certain reimbursement to us of amounts paid or to be paid by us to TBR under an Expense Reimbursement Agreement between TBR and us.

The Company is also party to various lawsuits, which have arisen in the normal course of its business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on the Company’s financial condition or financial results.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.                MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on NASDAQ National Market under the symbol “MNTG”. On March 23, 2006, Nasdaq Official Closing Price for our common stock was $10.10. As of March 23, 2006, there were of record 925 holders of our Common Stock.

We are prohibited from paying any dividends without our lenders’ consent. We historically have not paid cash dividends and do not intend to pay such dividends in the foreseeable future.

The following table sets forth the range of high and low bid price quotations for the Common Stock for the two fiscal years ended December 31, 2004 and 2005 and for the period of January 1, 2006 through March 23, 2006. These quotes are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Year Ending December 31, 2004:
First Quarter	11.07	9.35
Second Quarter	10.95	8.70
Third Quarter	11.00	9.24
Fourth Quarter	10.94	8.78
Year Ending December 31, 2005:
First Quarter	12.56	10.42
Second Quarter	13.07	10.03
Third Quarter .	12.09	7.63
Fourth Quarter	10.50	6.41
Year Ending December 31, 2006
First Quarter (January 1, 2006 through March 23, 2006)	10.41	9.75

The following table is a summary of the shares of the Company’s common stock that were repurchased and canceled (and returned to authorized but unissued status) during the quarter ended December 31, 2005.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2005 through October 31, 2005	447,000	$7.40	447,000	$4,392,799
November 1, 2005 through November 30, 2005	10,000	$6.73	10,000	$4,325,479
December 1, 2005 through December 31, 2005	—	—	—	—
TOTAL	457,000	$7.39	457,000	$4,325,479

(1)             Shares were repurchased through market transactions pursuant to SEC Rule 10b-18.

(2)             The Company’s repurchase program was initially announced on February 26, 2003. The Board of Directors approved the repurchase of the Company’s shares of common stock up to a maximum of $8 million, which amount was increased to $18 million in September 2005.

ITEM 6.                SELECTED FINANCIAL DATA

The selected financial data set forth below as of and for each of the five years ended December 31, 2005, have been derived from our audited consolidated financial statements of the Company, certain of which are included elsewhere in this Report, and should be read in conjunction with those consolidated financial statements (including the notes thereto) and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also included elsewhere herein.

(dollars in thousands, except per share amounts)

	Fiscal Years Ended December 31,
	2005(7)(8)	2004(7)	2003(6)	2002(5)	2001
STATEMENT OF OPERATIONS DATA:
Total revenues	$358,295	$315,222	$293,606	$266,296	$218,367
Net revenues(1)	349,915	309,939	287,879	260,167	213,738
Operating income(2)	25,667	36,216	35,562	31,834	27,721
Income before cumulative effect of accounting change(3)	7,734	14,455	15,140	17,918	15,715
Income before minority interest(4)	7,734	14,455	15,140	17,918	15,623
Net income	7,769	14,455	15,140	17,918	15,623
Net income per share:
Basic	0.27	0.51	0.54	0.66	0.64
Assuming dilution	0.27	0.50	0.53	0.62	0.57
BALANCE SHEET DATA:
Working capital	6,502	17,911	24,037	10,648	4,334
Current assets	42,406	35,539	46,500	29,810	19,275
Current liabilities	35,904	17,628	22,463	19,162	14,941
Total assets	334,677	296,176	278,285	219,704	162,044
Long-term obligations (net of current portion)	158,056	138,314	135,094	103,374	78,284
Total liabilities	210,757	172,922	172,644	129,215	94,976
Total stockholders’ equity	120,976	123,254	105,641	90,489	67,068

(1)             Net revenues represent total revenues less promotional allowances.

(2)             Operating income for 2001 includes a pretax asset impairment charge of $5.5 million.

(3)             Effective January 1, 2001, we adopted Financial Accounting Standards Board Statement No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities”. The cumulative effect of adopting this new accounting principle amounted to a charge of $92,000 net of tax.

(4)             Represents the third-party, 10% non-controlling interest in Jackson Trotting Association, LLC and the third-party, 50% non-controlling interest in North Metro Harness Initiative, LLC. See Note 4 to the Consolidated Financial Statements.

(5)             Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142). In accordance with SFAS No. 142 goodwill amortization was not recorded in 2005, 2004, 2003 and 2002. Amortization expense was approximately $250,000 for 2001.

(6)             On July 31, 2003, we acquired Scioto Downs, Inc. Scioto Downs’ operating results have been included in our consolidated results from the date of acquisition. See Note 4 to the Consolidated Financial Statements.

(7)             On March 11, 2004, we acquired Binion’s Gambling Hall and Hotel and received guaranteed payments under a joint operating agreement with Harrah’s Entertainment, Inc. until taking over operation of the property on March 10, 2005. See Note 4 to the Consolidated Financial Statements.

(8)             In October 2005 we began consolidating the financial statements of North Metro Harness in accordance with FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46) and subsequent revision FIN 46R.

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

OVERVIEW

Through our wholly-owned subsidiaries, we own and operate Mountaineer Park; Scioto Downs; the Ramada Inn and Speedway Casino; and Binion’s Gambling Hall & Hotel. We also own a controlling interest in Jackson Harness Raceway, in which our wholly-owned subsidiary, Jackson Racing, Inc. acquired a 90% interest in Jackson Trotting Association, LLC in December 2005.

We purchased the assets of Binion’s, which was formerly known as Binion’s Horseshoe Hotel and Casino, on March 11, 2004 and entered into a Joint Operating License Agreement with an affiliate of Harrah’s Entertainment, Inc. (“Harrah’s”) pursuant to which Harrah’s served as the primary day-to-day operator of the property. On March 10, 2005, we took over the operations of Binion’s and renamed the property. From the acquisition of Binion’s on March 11, 2004 through March 10, 2005, our principal operating revenues from the property had been in the form of guaranteed payments of approximately $0.2 million per month, net of all operating expenses.

In June 2004, our wholly-owned subsidiary, MTR-Harness, Inc., acquired a 50% interest in North Metro Harness. Upon favorable resolution of legal challenges related to the grant of the license, as well as obtaining project financing, North Metro intends to construct and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota.

Through our wholly-owned subsidiary, Presque Isle Downs, Inc. (“Presque Isle Downs”), we have obtained a license to build a thoroughbred racetrack and operate parimutuel wagering in Erie, Pennsylvania. During October 2005, we commenced land development work and the construction of a new road. The construction project is subject to various development risks. Additionally, as a result of gaming legislation passed in Pennsylvania in July 2004, and subject to licensing by the Pennsylvania Gaming Control Board, we anticipate initially operating 1,600 slot machines at Presque Isle Downs. We intend to commence live racing at Presque Isle Downs by December 2007 and have submitted a request to the Pennsylvania Racing Commission for 12 racing dates in 2007. We believe that Presque Isle Downs will represent a potential source of significant revenues for us upon slot licensing.

The following table sets forth a reconciliation of net income (loss), a GAAP financial measure, to EBITDA, a non-GAAP measure, for the year ended December 31.

	2005	2004
	(in thousands)
MTR Gaming Group (Consolidated):
Net income	$7,769	$14,455
Interest expense, net of interest income and minority interest	11,906	13,386
Provision for income taxes, net of minority interest	5,831	8,267
Depreciation and amortization	24,325	21,192
Equity in loss of unconsolidated joint venture	204	108
(Gain) loss on disposal of property	(92)	386
EBITDA	$49,943	$57,794
Mountaineer Park:
Net income	$22,037	$26,128
Interest expense, net of interest income	7,955	8,199
Provision for income taxes	12,178	14,229
Depreciation and amortization	19,599	17,206
Loss on disposal of property	26	39
EBITDA	$61,795	$65,801
Binion’s Gambling Hall:
Net (loss) income	$(702)	$934
Interest income	—	(1)
(Benefit) provision for income taxes	(364)	503
Depreciation and amortization	1,616	675
Gain on disposal of property	(21)	—
EBITDA	$529	$2,111
Las Vegas Speedway:
Net income (loss)	$49	$(496)
Interest expense	363	363
Provision (benefit) for income taxes	28	(267)
Depreciation and amortization	1,056	1,262
Loss on disposal of property	—	15
EBITDA	$1,496	$877
Scioto Downs:
Net loss	$(1,547)	$(1,580)
Interest expense, net of interest income	156	174
Benefit for income taxes	(803)	(841)
Depreciation and amortization	859	862
EBITDA	$(1,335)	$(1,385)
Jackson Racing:
Net loss	$(85)	$(550)
Interest expense, net of interest income and minority interest	2	—
Benefit for income taxes, net of minority interest	(44)	—
EBITDA	$(127)	$(550)

North Metro:
Net loss	$(34)	$—
Benefit for income taxes, net of minority interest	(7)	—
EBITDA	$(41)	$—
Corporate:
Net loss	$(11,949)	$(9,981)
Interest expense, net of interest income	3,430	4,651
Benefit for income taxes	(5,157)	(5,357)
Depreciation and amortization	1,195	1,187
Equity in loss of unconsolidated joint venture	204	108
(Gain) loss on disposal of property	(97)	332
EBITDA	$(12,374)	$(9,060)

EBITDA represents earnings (losses) before interest, income tax expense (benefit), depreciation and amortization, equity in loss of unconsolidated joint venture and (gain) loss on disposal of property. EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles (“GAAP”), is unaudited and should not be considered an alternative to, or more meaningful than, net income or income from operations as an indicator of our operating performance, or cash flows from operating activities, as a measure of liquidity. EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. Uses of cash flows that are not reflected in EBITDA include capital expenditures (which are significant given our expansion), interest payments, income taxes, and debt principal repayments. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

The following tables set forth information concerning our results of operations by property for the year ended December 31.

	2005	2004
	(in thousands)
Net revenues:
Mountaineer Park	$284,187	$291,515
Binion’s Gambling Hall (1)	48,904	2,140
Las Vegas Speedway	10,830	9,860
Scioto Downs	5,812	6,412
Jackson Racing	170	—
North Metro	—	—
Corporate	12	12
Consolidated net revenues	$349,915	$309,939

	2005	2004
	(in thousands)
Operating income (loss):
Mountaineer Park	$42,170	$48,556
Binion’s Gambling Hall (1)	(1,065)	1,436
Las Vegas Speedway	439	(400)
Scioto Downs	(2,194)	(2,247)
Jackson Racing	(130)	(550)
North Metro	(81)	—
Corporate	(13,472)	(10,579)
Consolidated operating income	$25,667	$36,216

(1)          We acquired Binion’s on March 11, 2004 and received guaranteed payments under a joint operating agreement with Harrah’s until taking over operation of the property on March 10, 2005. Accordingly, operating results are not comparable.

Mountaineer Park’s Operating Results:

During the year ended December 31, 2005, net revenues decreased by $7.3 million, or 2.5%, primarily due to a $6.8 million decline in gaming revenues. Parimutuel commissions decreased by $0.4 million, food, beverage and lodging revenues remained consistent and revenue from other sources decreased by $0.5 million. Promotional allowances decreased by $0.4 million. Mountaineer Park’s operating margin decreased to 14.8% in 2005 from 16.7% in 2004, a decrease of 11.4%.

Operating margins at Mountaineer Park were impacted due to:

•       an increase in costs associated with our self-insured employee health care plan of approximately $1.4 million during 2005;

•       reduced salaries and benefit costs of $1.1 million during 2005 related to corporate functions that were transferred from Mountaineer Park to corporate, offset by the net effect of changes in other expense components, such as advertising and repairs and maintenance costs;

•       an increase in depreciation expenses of $2.4 million related to increases in capital purchases and the acceleration of depreciation expense during 2005 resulting from the reduction of the useful lives of certain coin-drop machines; and

•       a decrease in the gross profit from gaming operations (as discussed below).

We entered into an insured health care plan effective January 1, 2006.

A discussion of Mountaineer Park’s key operations is as follows.

Gaming Operations.   Revenues from gaming operations decreased by $6.8 million, or 2.6%, to $251.9 million during 2005 compared to 2004. Gross profit from gaming operations decreased by $4.5 million, or 4.3%, during 2005 compared to 2004. Management attributes the decline in revenue from gaming operations during 2005 to the following factors: (1) competition from limited video lottery terminals in local bars and clubs; (2) increased fuel costs and general economic conditions; and (3) one fewer day in 2005 compared to 2004. For example, the West Virginia Lottery Commission reported that for its fiscal year ended June 30, 2005, video lottery terminals in bars and clubs (“LVLs”) in Hancock and Brooke counties (Mountaineer Park’s market area) experienced net revenue growth of 52% to $36.7 million with actual video lottery terminals at these bars and clubs increasing by 24% to 930 machines. Management expects the competition from limited video lottery terminals to continue to impact revenues into the second quarter of 2006, but management expects the rate of growth of the LVLs to decline. Management has recently implemented targeted marketing campaigns using direct mailers designed to increase trip frequency and gaming value for patrons. In addition, new game themes and enhanced slot products have been introduced to enhance market position. Additionally, management believes that the implementation of multi-state, wide area progressive jackpots at Mountaineer, which the Lottery Commission intends to implement in May of 2006, will improve gaming revenue. The multi-state progressive program is expected to provide jackpots in excess of $1 million and will therefore further differentiate Mountaineer’s slot offering from the LVLs, which, as a practical matter, will not be able to participate.

During the year ended December 31, 2005, Mountaineer Park’s average daily net win per machine decreased by 2.7% to $214 compared to $220 during 2004. A summary of video lottery gross wagers, less winning patron payouts at Mountaineer Park for the years ended December 31 were as follows.

	2005	2004
	(in thousands)
Total gross wagers	$2,819,070	$2,910,102
Less winning patron payouts	(2,567,135)	(2,651,375)
Gaming revenues	$251,935	$258,727

Management believes that if West Virginia were to enact proposed legislation for table games at the state’s racetracks, which did not pass during the 2005 regular or special sessions, Mountaineer may increase its market penetration, which could contribute to Mountaineer Park’s growth in gaming revenues and further development as a destination resort. However, in any event, the commencement of gaming operations at racetracks and free-standing slot parlors in Pennsylvania may have a negative impact on Mountaineer Park’s growth, depending on the location of the gaming facilities. On November 2, 2005, the Pennsylvania Harness Racing Commission denied licenses to two applicants who had proposed racetracks with slot machines in locations approximately 30 miles from Mountaineer Park. The net effect of the implementation of table games at Mountaineer Park, if legislation were enacted, and new competition upon commencement of slot operations in Pennsylvania is not known.

Effective in July 2005, West Virginia legislation increased the portion of the racetracks’ net win that is contributed into the Employee Pension Fund from ½% to 1%. This ½% increase is applied to the racetracks’ net win until the racetrack reaches its Excess Net Terminal Income threshold. For Mountaineer Park, the threshold is fixed at approximately $160.0 million. During 2005, this change increased Mountaineer Park’s cost of gaming by approximately $0.6 million.

Additionally, during 2004, statutory taxes and assessments included in cost of gaming were reduced by $0.8 million to reflect an adjustment by the West Virginia Lottery Commission to prior period prizes paid, the majority of which we recorded in prior periods without the benefit of the reduction in statutory taxes and assessments.

Parimutuel Commissions.   Parimutuel commissions is a predetermined percentage of the total amount wagered (wagering handle), with a higher commission earned on a more exotic wager, such as a trifecta, than on a single horse wager, such as a win, place or show. In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The total wagering handle is composed of the amounts wagered by each individual according to the wagering activity. The total amounts wagered form a pool of funds, from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts a “take-out” or gross commission from the amounts wagered, from which the racetrack pays state and county taxes and racing purses. Our parimutuel commission rates are fixed as a percentage of the total wagering handle or total amounts wagered.

Parimutuel commissions for Mountaineer Park, detailing gross handles less patron payouts and deductions, for years ended December 31 were as follows:

	2005	2004
	(in thousands)
Import simulcast racing parimutuel handle	$20,416	$20,537
Live racing parimutuel handle	11,535	13,455
Less patrons’ winning tickets	(25,173)	(26,784)
	6,778	7,208
Revenues—export simulcast	10,361	10,838
	17,139	18,046
Less:
State and county parimutuel tax	(457)	(466)
Purses and Horsemen’s Association	(7,555)	(7,984)
Revenues—parimutuel commissions	$9,127	$9,596

The decrease in live and import simulcast racing handle is attributable to decreased attendance resulting from the ability of patrons to place parimutuel wagers via telephone and the Internet (where permitted by law), and to three fewer live racing days in 2005 compared to 2004. The decrease in export simulcast revenue was also primarily due to the decrease in live racing days during 2005.

Effective in July 2005, West Virginia legislation established a requirement that the racetracks reallocate 7% of the previous 15.5% of the net win from gaming operations that is contributed into the Horsemen’s Purse Fund into a Workers Compensation Debt Reduction Fund until the aggregate allocations of all racetracks reach $11.0 million annually. In the event a racetrack reaches its excess net terminal income before the $11.0 million is reached annually, the reallocation becomes 4% of the then applicable 9.5% contributed into the Horsemen’s Purse Fund. In addition, this legislation requires that racetracks reallocate 1.5% of the net win contributed into the Horsemen’s Purse Fund into Thoroughbred and Greyhound Breeding Development Funds until the racetrack reaches its Excess Net Terminal Income threshold. As a result of these reallocations, Mountaineer Park reduced regular purses by approximately 20% effective July 22, 2005. Unlike the 1/2% increase in the amount of net win from slot operations that must be contributed into the Employee Pension Fund, this change in the law does not represent an increase in the effective tax rate, but rather a reallocation of the amounts that were already required to be paid. In November 2005 and February 2006 purse amounts were increased by 10%. Nevertheless, a reduction in purses for live racing could have an impact on Mountaineer Park’s ability to attract high quality racehorses and the wagering public’s interest in live racing. Live racing and import simulcast are expected to continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or growth in the utilization of telephone and/or Internet wagering).

Food, beverage and lodging operations.   Revenues from food, beverage and lodging operations remained consistent at $20.3 million during the year ended December 31, 2005, as compared to 2004. The average daily room rate for the Grande Hotel increased to $83.34 during 2005 from $77.64 during 2004, but the average occupancy rate decreased to 67.5% from 70.2% during 2005 and 2004, respectively. Gross profit from food, beverage and lodging operations decreased slightly during 2005 compared to 2004.

Other operations:   Other operating revenues for 2005 were primarily derived from special events at The Harv and Convention Center; from the operations of the Spa, Fitness Center, retail outlets and golf course; from the sale of programs, admission fees, and lottery tickets; and from check cashing and ATM services. Mountaineer Park had other revenues of $7.1 million for 2005 and $7.5 million for 2004. The decrease was primarily due to decreased revenues from entertainment and the Convention Center.

Binion’s Operating Results:

Prior to March 10, 2005, revenues earned from Binion’s consisted of guaranteed payments received under a joint operating agreement with Harrah’s, which began with our acquisition of the property on March 11, 2004. On March 10, 2005, these guaranteed payments ended effective with our takeover of the property’s operations.

During the year ended December 31, 2005, revenues earned from Binion’s consisted of $35.9 million from gaming operations, $14.7 million from food, beverage and lodging operations and $1.8 million from other sources, offset by promotional allowances of $3.5 million. Binion’s received guaranteed payments under the joint operating agreement with Harrah’s in the amount of $0.4 million. During 2005, Binion’s incurred an operating loss of $1.1 million, which included general and administrative expenses of $14.5 million, of which $6.4 million was incurred for land lease payments, and incremental depreciation and amortization of $0.9 million. The operating loss for the year corresponds primarily to a shortfall in revenues, in part due to a general decline in Downtown Las Vegas traffic during the third quarter. We are planning new marketing initiatives and the addition of entertainment and other amenities to increase walk-in traffic from Fremont Street.

Las Vegas Speedway’s Operating Results:

Las Vegas Speedway’s revenue increased by 9.8% during the year ended December 31, 2005, resulting primarily from gaming operations and lodging. The operating margin was 4.1% during 2005 compared to an operating loss during 2004. The increase in operating margin was due in part to revenue growth and by increased operational efficiencies.

Scioto Downs’ Operating Results:

The operating results for Scioto Downs include simulcasting, which is operated year-round, and live harness racing, which is conducted from early May through mid-September, as well as food and beverage operations. The property’s revenues continue to be impacted by declining racing handles. However, Scioto Downs’ operating losses decreased slightly during 2005 as compared to 2004 due to efforts to monitor and reduce costs. During 2006, Scioto Downs’ live racing dates will decrease from 93 to 80 days.

Scioto Downs has been incorporated into certain Mountaineer Park simulcasting arrangements. Additionally, we continue to investigate other ways to increase revenues for the property, including telephone and Internet wagering, however nothing definitive has been established at this time.

Jackson Racing Operating Results:

On December 6, 2005, our wholly-owned subsidiary, Jackson Racing, Inc., acquired a 90% interest in Jackson Trotting Association, LLC, which operates Jackson Harness Raceway, which conducts live harness racing and simulcasting with parimutuel wagering in Jackson, Michigan. The operations of Jackson Racing, Inc. and Jackson Trotting Association, LLC are consolidated as part of our operating results, net of the 10% minority interest.

During the period from the acquisition date through December 31, 2005, we earned $170,000 of revenues and experienced an operating loss of $130,000.

North Metro Operating Results:

On October 22, 2005, we began consolidating the operating results of North Metro Harness, of which our wholly-owned subsidiary, MTR-Harness, owns 50% in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” FIN 46 and subsequent revision FIN 46R. The operations of

MTR-Harness and North Metro Harness are consolidated as part of our operating results, net of the 50% minority interest.

During the period from October 22, 2005 through December 31, 2005, we experienced an operating loss of $81,000 including minority interest. Prior to October 22, 2005, the operating results of North Metro Harness were accounted for on the equity method. During the period from January, 1, 2005 through October 21, 2005, we recorded $204,000 of equity in loss of an unconsolidated joint venture.

Corporate Operating Results:

During the year ended December 31, 2005, corporate general and administrative expenses increased by $3.3 million, or 36.5%, to $12.4 million compared to 2004. The increase in expenses was primarily due to:

•       an increase in legal and accounting services costs of $0.9 million, partially related to legal fees of unrealized development projects and increases in external accounting services costs;

•       additional costs incurred through efforts to participate in a Pittsburgh stand-alone slots parlor in the amount of $0.4 million;

•       additional costs incurred, primarily for legal and financial advisory fees in connection with the Company’s consideration of a management buyout proposal, in the amount of $0.3 million; and

•       additional salaries and benefit costs of $1.9 million for corporate functions that were transferred from Mountaineer Park.

In addition, during 2005 we recognized a gain on the disposal of property in the amount of $0.1 million compared to a loss of $0.4 million in 2004. During the fourth quarter of 2005, we recognized a gain on the sale of a condominium in the amount of $0.4 million. In addition, our sale of the International Paper property in Pennsylvania resulted in a gain of $132,000. These gains offset the $0.6 million loss that was incurred during the second quarter on the write-off of costs associated with land option, legal and other costs related to an abandoned racetrack project.

Interest:

During the year ended December 31, 2005, interest expense decreased by $1.4 million to $12.2 million compared to 2004. This decrease in interest expense is primarily attributable to the capitalization of interest related to the construction of Presque Isle Downs, as well as the reduction of capital lease obligations and the repayment of a note payable. Interest capitalized during 2005 amounted to $1.3 million.

Provision for Income Taxes:

The provision for income taxes in 2005 was computed based on an effective tax rate of 42.9% as compared to 36.5% in 2004. During 2005, we recorded an additional $0.5 million relating in part to an adjustment of deferred tax liabilities.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

The following tables set forth information concerning our results of operations by property for the year ended December 31.

	2004	2003
	(in thousands)
Net revenues:
Mountaineer Park	$291,515	$275,868
Binion’s Gambling Hall(1)	2,140	—
Las Vegas Speedway	9,860	8,802
Reno Property	—	47
Scioto Downs	6,412	2,568
Jackson Racing	—	—
North Metro	—	—
Corporate	12	594
Consolidated net revenues	$309,939	$287,879

	2004	2003
	(in thousands)
Operating income (loss):
Mountaineer Park	$48,556	$45,203
Binion’s Gambling Hall(1)	1,436	—
Las Vegas Speedway	(400)	(1,209)
Reno Property(2)	—	(339)
Scioto Downs	(2,247)	(637)
Jackson Racing	(550)	—
North Metro	—	—
Corporate	(10,579)	(7,456)
Consolidated operating income	$36,216	$35,562

(1)          We acquired Binion’s on March 11, 2004 and received guaranteed payments under a joint operating agreement with Harrah’s.

(2)          We sold its hotel/casino property in Reno, Nevada on March 11, 2003.

Mountaineer Park’s Operating Results:

During the year ended December 31, 2004, net revenues increased by $15.6 million, or 5.7%, primarily due to a $14.4 million increase in gaming revenues. Parimutuel commissions decreased by $0.3 million, food, beverage and lodging revenues increased by $0.6 million and revenue from other sources increased by $0.5 million. Promotional allowances decreased by $0.4 million. Mountaineer Park’s operating margin increased to 16.7% in 2004 from 16.4% in 2003, an increase of 1.8%.

Operating margins at Mountaineer Park were impacted due to:

•       an increase in the gross profit from gaming operations of $7.5 million during 2004 (as discussed below), offset by;

•       an increase in depreciation expenses related to increases in capital purchases of $1.3 million during 2004; and

•       increases in other operating costs, including professional services and salaries and wages.

A discussion of Mountaineer Park’s key operations is as follows.

Gaming Operations.   Revenues from gaming operations increased by $14.4 million, or 5.9%, to $258.7 million during 2004 compared to 2003. Gross profit from gaming operations increased by $7.5 million, or 7.9%, during 2004 compared to 2003.  Management attributes the increase in revenue from gaming operations during 2004 to the following factors: (1) the increase in machine count from an average of 3,140 during 2003 to an average of 3,219 during 2004; (2) new game themes and changes to product mix to meet changing patron interest and demand; and (3) marketing and promotional campaigns.

During the year ended December 31, 2004, Mountaineer Park’s average daily net win per machine increased by 2.8% to $220 compared to $214 during 2003. A summary of video lottery gross wagers, less winning patron payouts at Mountaineer Park for the years ended December 31 were as follows.

	2004	2003
	(in thousands)
Total gross wagers	$2,910,102	$2,804,920
Less winning patron payouts	(2,651,375)	(2,560,670)
Gaming revenues	$258,727	$244,250

Additionally, during 2004, statutory taxes and assessments included in cost of gaming were reduced by $0.8 million to reflect an adjustment by the West Virginia Lottery Commission to prior period prizes paid, the majority of which was recorded in prior periods without the benefit of the reduction in statutory taxes and assessments.

Parimutuel Commissions.   Parimutuel commissions for Mountaineer Park, detailing gross handles less patron payouts and deductions, for years ended December 31 were as follows:

	2004	2003
	(in thousands)
Import simulcast racing parimutuel handle	$20,537	$22,526
Live racing parimutuel handle	13,455	15,322
Less patrons’ winning tickets	(26,784)	(29,838)
	7,208	8,010
Revenues—export simulcast	10,838	10,568
	18,046	18,578
Less:
State and county parimutuel tax	(466)	(480)
Purses and Horsemen’s Association	(7,984)	(8,238)
Revenues—parimutuel commissions	$9,596	$9,860

The decrease in live and import simulcast racing handle is attributable to decreased attendance resulting from the ability of patrons to place parimutuel wagers via telephone and the Internet (where permitted by law), and to three less live racing days in 2004 compared to 2003. The increase in export simulcast revenue is attributable to increased interest in Mountaineer Park’s racing product and an increase in the number of export sites. As of December 31, 2004, the number of export simulcast sites increased to 877 compared to 766 as of December 31, 2003.

Food, beverage and lodging operations.   Revenues from food, beverage and lodging operations increased by $0.6 million, or 3.1%, to $20.3 million during 2004 compared to 2003. The average daily room rate for the Grande Hotel decreased to $78.58 during 2004 from $79.60 during 2003, but the average occupancy rate increased to 69.8% from 66.1% during 2004 and 2003, respectively.  Increased patron traffic and expansion of the Gatsby restaurant that was completed in May 2003 also contributed to the increase in revenues. Gross profit from food, beverage and lodging operations increased by $0.6 million during 2004 compared to 2003 as a result of the increased revenues and management’s effort to monitor and reduce costs.

Other operations:   Mountaineer Park had other revenues of $7.5 million for 2004 and $7.1 million for 2003. The increase was primarily due to increased revenues from the Convention Center and from commissions earned on check cashing and credit card advances, as well as ATM usage.

Binion’s Operating Results:

Binion’s, which was acquired on March 11, 2004, contributed total revenues and operating income of $2.1 million and $1.4 million, respectively, during 2004. Included in operating income during 2004 was depreciation expense of $0.7 million. The revenues consisted of guaranteed payments received under the joint operating agreement with Harrah’s. These guaranteed payments ended on March 10, 2005, effective with the takeover of the operations of the property by us.

Las Vegas Speedway’s Operating Results:

Las Vegas Speedway’s revenue increased by 12.0% during the year ended December 31, 2004, resulting primarily from gaming operations and lodging, and the operating loss was $0.4 million during 2004 compared to an operating loss of $1.2 million during 2003. The decrease in operating losses was due in part to revenue growth and by continued efforts to monitor and reduce costs.

Scioto Downs’ Operating Results:

Scioto Downs, which was acquired on July 31, 2003, contributed total revenues of $6.4 million during 2004. These revenues consisted of $3.9 million from parimutuel commissions, $1.4 million from food and beverage, and $1.1 million from other sources. During 2004, Scioto Downs incurred an operating loss of $2.2 million, which included general and administrative expenses of $3.4 million. The property’s revenues were impacted by declining racing handles.

Corporate Operating Results:

During the year ended December 31, 2004, corporate general and administrative expenses increased by $2.1 million, or 30.0%, to $9.1 million compared to 2003. The increase in expenses was primarily due to:

•       an increase in legal and professional services costs of $0.3 million, partially related to compliance with the Sarbanes-Oxley Act of 2002;

•       an increase in deferred compensation costs of $0.6 million; and

•       an increase in development costs of $1.4 million, primarily related to Presque Isle Downs.

In addition, during 2004 we incurred a loss on the disposal of property in the amount of $0.3 million.

Interest:

During the year ended December 31, 2004, interest expense increased by $1.7 million to $13.6 million compared to 2003. This increase in interest expense is primarily attributable to a higher effective interest rate and increased borrowing levels, consisting principally of the issuance of $130 million of 9.75% senior unsecured notes in March 2003.

CASH FLOWS

During 2005 we met our capital requirements through net cash from operating activities and cash proceeds from the Third and Fourth Amended and Restated Credit Agreements. Our operating activities produced $39.5 million in cash flow during the year ended December 31, 2005, compared to $46.6 million during 2004. Current year non-cash expenses included $24.3 million of depreciation and amortization and $2.3 million of deferred compensation.

Net cash used in investing activities was $45.8 million during 2005, which included $8.6 million for the investment in North Metro Harness and $1.9 million for the acquisition of Jackson Trotting, compared to $45.9 million during 2004, which included $22.5 million for the acquisition of Binion’s. In 2005, we invested $39.9 million for capital expenditures compared to $16.5 million in 2004. Proceeds from the disposal of property was $4.6 million in 2005 compared to $0.1 in 2004. Deposits and other assets decreased by $0.2 million during 2005 versus an increase of $3.8 million during 2004.

Net cash provided by financing activities was $6.4 million during 2005, compared to net cash used in financing activities of $5.0 million during 2004. In 2005, we repurchased and canceled (and returned to authorized but unissued status) 1,281,200 shares of our common stock in market transactions pursuant to SEC Rule 10b-18 for $11.0 million and received $0.7 million in proceeds from the exercise of stock options. Additionally, we borrowed $20.0 million pursuant to our Credit Agreement, offset by principal payments on long-term and capital lease obligations in the amount of $2.2 million during 2005. In 2004, we made net principal payments on long-term obligations in the amount of $6.1 million and received $1.3 million in proceeds from the exercise of stock options.

LIQUIDITY AND SOURCES OF CAPITAL

Our working capital balance as of December 31, 2005 was $6.5 million and our unrestricted cash balance was $22.6 million. Racing purses are paid from funds contributed by us to bank accounts owned by the horse owners who race at Mountaineer Park. At December 31, 2005, the balances in the bank accounts exceeded purse obligations by $5.8 million. In the event the purse obligations exceed the balances in the bank accounts, we may fund all or a portion of such amounts. However, such funding advances will be repaid to us from future accumulations in this account.

On March 25, 2003, we consummated the private sale of $130 million of 9.75% senior unsecured notes pursuant to Rule 144A that mature on April 1, 2010.

On March 28, 2003, we entered into the Third Amended and Restated Revolving Credit Agreement in the amount of $50.0 million with Wells Fargo Bank. On December 27, 2005, we entered into the Fourth Amended and Restated Credit Agreement which provides for an $85 million senior secured revolving credit facility. Under the Fourth Amended and Restated Credit Agreement, up to $55 million is available for use in connection with letters of credit, and up to $10 million in short term funds is available for use under a “swing line” facility on same day notice to lenders. Loans under the Fourth Amended and Restated Credit Agreement mature in 2008, five years after the date of execution of the Credit Agreement. The Fourth Amended and Restated Credit Agreement contains certain financial covenants that require us to satisfy, on a consolidated basis, specified quarterly financial tests. The Fourth Amended and Restated Credit Agreement permits us to finance separately up to $35 million for equipment, including gaming equipment, during the term of the credit facility.

We have various arrangements with banks and their affiliated leasing companies for such equipment financing. As of December 31, 2005, the aggregate outstanding principal balance related to equipment financing was $2.0 million. We must also pay a quarterly non-usage commitment fee for the Fourth Amended and Restated Credit Agreement that is based upon the leverage ratio. As of December 31, 2005, $20.0 million and letters of credit aggregating $50.6 million were outstanding under the credit facility. The Fourth Amended and Restated Credit Agreement also contains covenants that restrict our ability to make investments, incur additional indebtedness, incur guarantee obligations, pay dividends, create liens on assets, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates. A failure to comply with the restrictions contained in our senior secured credit facility and the indentures governing our senior unsecured notes could lead to an event of default thereunder which could result in an acceleration of such indebtedness.

The following table provides a summary of our debt obligations, capital lease obligations, operating lease payments, deferred compensation arrangements and certain other material purchase obligations as of December 31, 2005. This table excludes other obligations that we may have, such as pension obligations (discussed in Note 8 of the Notes to the Consolidated Financial Statements). In addition, the table excludes capital expenditures that, pursuant to the terms of the Fourth Amended and Restated Credit Agreement, are required to be between 1% and 6% of our gross operating revenues from the prior year for maintenance of our facilities since such expenditures beyond 2006 are not reasonably estimable.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Contractual cash obligations:
Long-term debt(1)	$154.2	$0.5	$22.3	$130.5	$0.9
Capital lease obligations(2)	—	—	—	—	—
Operating leases(3)	1.4	0.6	0.5	0.3	—
Land leases(4)	472.1	6.4	13.6	13.5	438.6
Capital expenditures/construction(5)	36.0	18.7	15.2	0.3	1.8
Business combinations	5.0	5.0	—	—	—
Purchase and other contractual obligations	1.1	0.6	0.4	0.1	—
Deferred compensation(6)	8.1	—	8.1	—	—
Minimum purse obligations(7)	26.2	26.2	—	—	—
Employment agreements(8)	2.6	1.5	0.7	0.4	—
Total	$706.7	$59.5	$60.8	$145.1	$441.3

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

(4)           In connection with the acquisition of the Binion’s in March 2004 we assumed or entered into ground leases for certain portions of the acreage upon which the property is situated. The leases have terms ranging from 25 to 68 years and aggregate current annual rentals of approximately $6.4 million. The rentals are subject to certain periodic increases. Amounts also include rentals for the Jackson Trotting facilities and certain other land rentals.

(5)           This amount relates principally to the construction of Presque Isle Downs.

(6)           This amount is included on our Consolidated Balance Sheets. See Note 7 of the Notes to the Consolidated Financial Statements for additional information about deferred compensation arrangements.

(7)           Pursuant to an agreement with the Mountaineer Park Horsemen’s Benevolent and Protective Association, Inc. and/or in accordance with the West Virginia racing statute, Mountaineer Park is required to conduct racing for a minimum of 210 days and pay daily minimum purses of $125,000 for the term of the agreement which expires on December 31, 2006. Mountaineer Park has agreed to use its best efforts to conduct racing for 232 days each year. See Note 13 of the Notes to the Consolidated Financial Statements.

(8)           Includes base salaries and guaranteed payments but not incentive amounts that cannot be calculated.

During the year ended December 31, 2005 and exclusive of the investment in North Metro Harness and the acquisition of Jackson Trotting, we spent approximately $39.9 million for capital additions, Presque Isle Downs construction and land acquisitions. These expenditures included approximately $2.3 million for improvements at Mountaineer Park, and approximately $7.5 million for additional gaming and other equipment and furniture, approximately $1.4 million for signage, and $3.1 million for gaming computer and other equipment at Binion’s and $22.1 million relating to the purchase of land and architectural, engineering, construction and other professional services for Presque Isle Downs.

During 2006 we expect to spend approximately $20-$25 million on capital additions exclusive of Presque Isle Downs related construction expenditures but including up to approximately $7 million for renovations (exclusive of new gaming equipment) at Binion’s.

Pursuant to the terms of the Fourth Amended and Restated Credit Agreement, we are required to spend between 2% and 6% of our gross operating revenues from the prior year for maintenance of our facilities. During 2005, we spent 4.4% of 2004 gross operating revenues, or $13.9 million, for maintenance of our facilities.

In June 2004, our wholly-owned subsidiary, MTR-Harness, acquired (for an initial investment of $10,000) a 50% interest in North Metro Harness, then a subsidiary of Southwest Casino and Hotel Corporation. The purchase agreement called for us to invest an additional $7.5 million in the project, but we may elect to increase our investment or provide credit enhancements. During 2005, we invested an additional $8.6 million (exclusive of legal and other fees) in North Metro, which includes $7.4 million invested in October 2005 in connection with North Metro’s acquisition of the real property for the project.

On December 6, 2005, our wholly-owned subsidiary, Jackson Racing, Inc., acquired a 90% interest in Jackson Trotting Association, LLC a Michigan limited liability company that operates Jackson Harness Raceway for $2 million (exclusive of legal and other fees). In accordance with the purchase agreement, we also entered into a five-year employment agreement with the current president of Jackson Harness Raceway.

On March 11, 2004, we completed the acquisition of Binion’s Horseshoe Hotel and Casino in downtown Las Vegas and entered into a Joint Operating License Agreement with an affiliate of Harrah’s Entertainment, Inc. (Harrah’s). We obtained title to the property and equipment (which is held by our wholly-owned subsidiary Speakeasy Gaming of Fremont, Inc.) for a payment of $20.0 million, free and clear of all debts, subject to increase by $5.0 million if, at the termination of the Joint Operating Agreement, Harrah’s achieved certain operational milestones. Separately, we purchased for $1.8 million a parcel of land previously subject to a ground lease with annual rent payments of $232,500. The purchase price was funded with cash on hand and borrowings of $1.8 million under our revolving credit facility. Pursuant to the Joint Operating License Agreement, Harrah’s served as the primary day-to-day operator of the property on an interim basis, subject to certain oversight and review by a joint committee of the two companies. The joint operating agreement had an initial term of one year that Harrah’s could extend for up to an additional two years. During the term of the joint operating agreement we received certain guaranteed payments, net of all of the property’s operating expenses. On October 26, 2004, Harrah’s notified us that Harrah’s would not extend the joint operating agreement beyond the initial one-year term. Accordingly, we took over the operations of Binion’s on March 10, 2005 and commenced an evaluation as to whether Harrah’s met the operating milestones and whether the $5 million payment is required.

Commitments and Contingencies

On July 17, 2003, the Pennsylvania State Horse Racing Commission unanimously reinstated Presque Isle Downs’s license to build a thoroughbred horse racetrack and conduct parimutuel wagering in Erie, Pennsylvania. Appeals relating to the issuance of the license were ultimately resolved on December 30, 2004. We are building  Presque Isle Downs on  a 272 acre site on Route 97 in Summit Township (the “Licensed Site’’). In April 2004 and March 2005, we purchased parcels aggregating approximately 272 acres of the Licensed Site for a total of approximately $10.0 million. An additional $1.0 million is payable in connection with previously acquired parcels when we commence gaming operations at Presque Isle Downs. During October 2005, we commenced land development work and construction of a new road.

Apart from land acquisition and related costs, closing costs and costs for gaming equipment, that are expected to aggregate approximately $45 million, and the $50 million licensing fee, we anticipate spending approximately $140 million to build Presque Isle Downs, without giving effect to anticipated proceeds from the sale of the alternative sites or any contributions from the local economic development authority. These amounts are subject to the substantial risks and difficulties associated with the development of Presque Isle Downs. We have determined that we will not build a separate building for preliminary slot operations, but rather plan to operate the slots in the permanent facility during construction of the racetrack. Upon commencement of parimutuel operations at Presque Isle Downs, we have agreed to purchase a nearby off track wagering facility for $7 million. We expect to finance a significant portion of these development costs with cash flow from operations, cash on hand, availability under our $85 million Fourth Amended and Restated Revolving Credit Agreement, additional debt, and, when slot machines are installed, capital lease obligations.

We will require additional financing in order to complete our planned development and construction of Presque Isle Downs and implement all of our development plans. In order to consummate the additional financing we are seeking, we will require the prior consents of the holders of at least a majority in aggregate principal amount of our outstanding 9.75% Senior Notes due 2010 that are not owned by us or any of our affiliates. We cannot assure you that we will be able to obtain such consents. Our inability to obtain such consents would have a material adverse effect on our business, financial condition and results of operations. If we are unable to finance our current or future expansion projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects as well as capital expenditures, and selling assets, restructuring debt, or obtaining additional debt or equity financing or joint venture partners, or further modifying our bank credit facility. These sources of funds may not be sufficient to finance our expansion, and other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects, which may have a material adverse affect on our business, financial condition and results of operations.

Development of Presque Isle Downs in Erie remains subject to risks and uncertainties, which include but are not limited to unforeseen engineering, environmental, or geological problems, interference with existing operations, unanticipated cost increases, work stoppages, weather interference, including floods, construction delays and other risks associated with building a racing operation. Also, our racing license requires us to commence live racing by December 30, 2007.

We also identified alternative sites for the construction of Presque Isle Downs that were not available when we applied for the racing license. On March 22, 2002, we entered into an agreement whereby we advanced $2 million to a third-party for the purpose of acquiring certain real property in Erie County, Pennsylvania (known as the Green Shingle site) as one of alternative sites for the proposed racetrack. In October 2003, we completed the acquisition of 130 acres previously under contract for $2.6 million including previous land option payments. This acreage adjoins the Green Shingle site for the proposed racetrack. We are currently investigating and evaluating sale and other development opportunities for the alternative sites.

In October 2004, we completed the acquisition of a third site, known as the International Paper site, comprised of approximately 215 acres of real property on Lake Erie and certain buildings. The purchase price, including the buyout of a related salvage contract, was $2.8 million. In October 2005, we completed the sale of all but approximately 24 acres of the International Paper site for $4.0 million to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is managed by the municipality (the GEIDC). After consideration of the cost of the land, closing costs, legal fees, and architectural and other fees, the sale resulted in a gain of approximately $132,000. Although the sales agreement was subject to, among other things, our release (by International Paper Company and the PaDEP) from our obligations under the consent order (as discussed below), we waived this closing condition.

In connection with the acquisition of the International Paper site, we entered into a consent order with the Pennsylvania Department of Environmental Protection (the PaDEP) regarding a proposed environmental remediation plan for the site. The proposed plan was based upon a “baseline environmental report” and it was estimated that such remediation would cost approximately $3.0 million. The GEIDC assumed primary responsibility for the obligations under the consent order relating to the property they acquired. GEIDC has agreed to indemnify us from any breach by GEIDC of its obligation under the consent order. However, we have been advised by the PaDEP that we have not been released from its liability and responsibility under the consent order. A revised estimate of the remediation costs cannot be determined at this time since such a determination will be dependent upon the development activities of the GEIDC.

In connection with the acquisition of Binion’s, we obtained title to the property and equipment for $20.0 million (exclusive of transaction costs aggregating $658,000), free and clear of all debts, subject to increase by $5.0 million if, at the termination of the Joint Operating Agreement, Harrah’s achieved certain operational milestones. We are currently analyzing financial information to determine whether Harrah’s achieved the specified operational milestones. The $5.0 million has been accrued as additional purchase price.

As previously discussed, in June 2004, our wholly-owned subsidiary, MTR-Harness, acquired (for an initial investment of $10,000) a 50% interest in North Metro Harness, then a subsidiary of Southwest Casino and Hotel Corporation. On January 19, 2005 the Minnesota Racing Commission granted North Metro a license to construct and operate a harness racetrack and card room. The racetrack would be the second of only two racetracks permitted by current law in the seven county Minneapolis metropolitan area. The purchase agreement called for us to invest an additional $7.5 million in the project, but we may elect to increase our investment or provide credit enhancements. During 2004, we made capital contributions of approximately $108,000, and in 2005 invested an additional $8.6 million (exclusive of legal and other fees) in North Metro, which includes $7.4 million invested in October 2005 in connection with North Metro’s acquisition of the real property for the project.

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

The project is estimated to cost approximately $47.0 million for land acquisition and construction and will be separately financed on a non-recourse basis to us.

In addition, we are faced with certain contingencies involving litigation and environmental remediation. These commitments and contingencies are discussed in greater detail in “Item 3. Legal Proceedings” and Note 7 to our Consolidated Financial statements included elsewhere in this report. Management believes that except as set forth above, our cash balances, cash flow from operations, and available lines of credit will be sufficient to cover any capital required to fund maturing debt obligations and any other contemplated capital expenditures and short-term funding requirements for the next twelve months, exclusive of the construction of Presque Isle Downs. The timing of Presque Isle Downs’ related construction and other expenditures and the timing of other acquisition and development projects will impact our cash flow requirements, such that additional financing will be required. It is contemplated that such financing may be obtained through an expansion of our existing credit facility, the sale of debt securities or a combination thereof. Management believes that such financing will be available on acceptable terms because of the anticipated cash flow from the proposed development projects. However, in order to consummate the additional financing we are seeking, we will require the prior consents of the holders of at least a majority in aggregate principal amount of our outstanding 9.75% Senior Notes due 2010 that are not owned by us or any of our affiliates. We cannot assure you that we will be able to obtain such consents. Our inability to obtain such consents would have a material adverse effect on our business, financial condition and results of operations. See the section entitled “Business—Risks Related to Our Business” for a description of certain circumstances that may affect our sources of liquidity. We may also repurchase additional shares of our common stock in amounts and at times determined by our board of directors from time to time. Although we have no current plans to do so, we may also finance our expansion, to the extent permitted under existing debt agreements, through the public or private sale of equity securities.

We cannot provide assurance that additional financing, if needed, will be available to us, or if available, that the terms of such financing will be on terms favorable to us. If we are unable to finance our current or future expansion projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects as well as capital expenditures, and selling assets, restructuring debt, or obtaining additional debt or equity financing or joint venture partners, or further modifying our bank credit facility. These sources of funds may not be sufficient to finance our expansion, and other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects, which may have a material adverse affect on our business, financial condition and results of operations. We also cannot assure you that estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

Our level of indebtedness presents other risks to investors, including the possibility that we may be unable to generate cash sufficient to pay the principal of and interest on our indebtedness when due; and that we may not be able to meet tests and covenants of such debt agreements and achieve satisfactory resolution of such non-compliance with the lenders. In such an event, the holders of our indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and proceed against any collateral securing such indebtedness. These actions could limit our ability to borrow additional funds and would likely have a material adverse effect on our business and results of operations. A debt rating downgrade would not impact the terms of borrowings under our expected Fourth Amended and Restated Credit Facility or the Senior Notes. However, a debt rating downgrade could impact the terms of and our ability to obtain additional new financing. Additionally, changes in the regulatory environment or restriction on or prohibition of our gaming or racing operations, whether arising out of legislation or litigation, could have a material adverse effect on our liquidity. See section entitled “Business—Risks Related To Our Business” and Note 3 to our Consolidated Financial Statements included herein.

Regulation and Taxes

We are subject to extensive regulation by the State of West Virginia Racing and Lottery Commissions, Nevada Gaming Authorities, Pennsylvania Racing Commission, Pennsylvania Gaming Authorities, Ohio Racing Commission, Minnesota Racing Commission and the Michigan Racing Commission. Change in applicable laws or regulations could have a significant impact on our operations.

Taxation.   The gaming industry represents a significant source of tax revenues, particularly to the States of West Virginia and Nevada and their counties and municipalities and a future source for Pennsylvania. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming and racing industry. Changes in the tax laws or administration of those laws, if adopted, could have a material adverse effect on our business, financial condition and results of operations. However, it is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. We believe that recorded tax balances are adequate.

Outstanding Options

On April 13, 2005, the Board of Directors granted to certain personnel non-qualified stock options to purchase a total of 190,000 shares of our common stock for a purchase price of $11.30 per share, the market price on the date of grant. The options were granted pursuant to our pre-existing plans. On July 21, 2005, the shareholders ratified the 2005 Stock Incentive Plan and reserved 200,000 shares of our common stock for issuance pursuant to the exercise of options issued under the Plan. No options have been granted under the 2005 Plan.

On November 1, 2005, pursuant to an Employment Agreement and the 2002 Employee Stock Incentive Plan, we granted to an officer of two wholly owned subsidiaries a non-qualified option to purchase 25,000 shares of our common stock for $6.64 per share, the market price on the date of grant. On February 7, 2005, pursuant to a November 1, 2004 Employment Agreement and the 2002 Employee Stock Incentive Plan, we granted to the General Manager of one of our properties a non-qualified option to purchase 10,000 shares of our common stock for $11.40 per share, the market price on the date of grant.

As of March 11, 2006, there were outstanding options to purchase 1,200,884 shares of our common stock. If all such options and warrants were exercised, we would receive proceeds of approximately $7.9 million. We utilize the treasury stock method in determining the dilutive effect of outstanding options and warrants. Our policy is as follows: Our basic earnings per share (EPS) is computed as net income available to common shareholders divided by the weighed average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

Critical Accounting Policies

Our significant accounting policies are included in Note 2 to our Consolidated Financial Statements included elsewhere in this Report. These policies, along with the underlying assumptions and judgments made by our management in their application, have a significant impact on our consolidated financial statements.

Revenue Recognition.   Gaming revenues consist of the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons. Gaming and parimutuel revenues are recognized at the time the wagers are made and are net of winning payouts to patrons. The distributions from these revenues for Mountaineer Park are governed by the West Virginia Lottery Commission and the West Virginia Racing Commission. After deduction of a 4% administrative fee paid to the West Virginia Lottery Commission, Mountaineer Park receives 46.5% of the first $162 million of video lottery net win per year, based upon West Virginia’s fiscal year of July 1-June 30. Net win in excess of the threshold, which is fixed by statute, is subject to a 10% surcharge. After reduction for the administrative fee and the surcharge, the net win percentage to be received by us is 42%. We recognize the reduction in revenue occasioned by the surcharge and the reduction in the percentage of net win allocable to us during the period in which the net win exceeds the predetermined threshold. Accounting for the change in the net win percentage to be retained by us in this manner ensures that revenue is being recognized when all services have been rendered and the amount is fixed or determinable. The amended Lottery Act also creates a separate capital reinvestment fund for each racetrack to which the State will contribute 42% of the surcharge attributable to each racetrack. Generally, for each dollar a racetrack expends on eligible capital improvements for the racetrack and adjacent property, the track will receive a dollar from the capital reinvestment fund. Depending upon the amount of a project, any amount expended in excess of the balance in the capital reinvestment fund may be carried forward three subsequent years. We recognize amounts due from the capital reinvestment fund as qualifying capital expenditures are identified.

Revenues from food and beverage are recognized at the time of sale and revenues from lodging are recognized on the date of stay. Other revenues are recorded at the time the services are rendered or sales are completed. Lodging, food and beverage gratuitously provided to customers are not recognized as revenues.

Impairment of Long-Lived Assets and Intangibles.   We review the carrying value of our long-lived assets (including goodwill) whenever events or changes in circumstances indicate that such carrying values may not be recoverable annually (effective in 2002) for goodwill. Unforeseen events and changes in circumstances and market conditions and material differences in estimates of future cash flows could negatively affect the fair value of our assets and result in an impairment charge. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties. Fair value can be estimated utilizing a number of techniques including quoted market prices, prices for comparable assets, or other valuation processes involving estimates of cash flows, multiples of earnings or revenues. During 2005, we performed the annual impairment tests of goodwill and indefinite-lived intangible assets. As a result of these tests, it was determined that there was no impairment of goodwill.

Self-Insurance.   Effective October 2002, we began self-insuring for employee health coverage. Self-insurance reserves are estimated based upon our prior claims experience. Changes in the number of employees, claims expense and health care costs could cause this liability to fluctuate. We also maintained stop loss insurance coverage for employee health care claims. Effective January 1, 2006, we entered into a fully insured health coverage plan for our employees. We provided for an estimate of the run-out of claims under the self-insurance plan.

Frequent Players Program.   Members of Mountaineer’s, the Speedway’s (for wagering only) and Binion’s frequent players programs can accumulate points for wagering and other purchases that can be redeemed for lodging, food and beverage and merchandise. Based upon historical redemptions of frequent player program points, we estimate unredeemed points and record a corresponding liability. Changes in the program, increases in membership and changes in the redemption patterns of our participating patrons could cause this liability to fluctuate.

Income Taxes.   We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the bases used for financial reporting and income tax reporting of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We have not provided for a valuation allowance at December 31, 2005 because we feel that the deferred tax assets will be recovered from future operations.

Newly Issued Accounting Standards.   On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. In April 2005, the Securities and Exchange Commission extended the effective date of implementation for registrants that are not small business to no later than the beginning of the first fiscal year beginning after June 15, 2005. We adopted Statement 123(R) on January 1, 2006. (See Note 2 to the Consolidated Financial Statements “Pro Forma Stock Information”).

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. Under our current policies, we have utilized interest rate derivative instruments to manage exposure to interest rate changes for a portion of our debt arrangements. However, with the issuance of the fixed rate long-term Senior Notes and repayment of the balance outstanding under the Second Amended and Restated Credit Agreement in March 2003, our exposure to interest rate changes will be limited to amounts which may be outstanding under our $85 Million Fourth Amended and Restated Credit Agreement (See Liquidity and Sources of Capital). The interest rate derivative entered into in October 2000 expired on December 31, 2003.

Depending upon the amounts outstanding under the Fourth Amended and Restated Credit Agreement and without consideration of interest rate derivatives designated as hedges if any, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $850,000.

At December 31, 2005 the fair value of credit facilities approximates the carrying value except for the 9.75% senior unsecured notes for which the fair value as determined based upon market quotes is $139 million. The carrying value of the senior unsecured notes is $129,058,000 at December 31, 2005.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and accompanying footnotes are set forth on pages F-1 through F-42 of this report.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon this review, our Chief Executive Officer and our Chief Financial Officer have concluded that, for the reasons discussed below, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s report on internal control over financial reporting

Our management is responsible for establishing ad maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the Company’s internal control over financial reporting as of December 31, 2005, based on criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management identified a material weakness as described below.

A material weakness is a control deficiency, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In connection with management’s assessment of our internal controls over financial reporting described above, management identified internal control deficiencies that resulted in adjustments and reclassifications to certain financial statement accounts, primarily related to the Company’s integration of the operations of Binion’s, and delay in the issuance of the Company’s Annual Form 10-K. None of the internal control deficiencies was considered material individually; however, when considered in the aggregate, these control deficiencies indicate a need for additional finance/accounting resources and represented a material weakness in internal control over the financial reporting.

Management has concluded that, as a result of this material weakness, we did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria in Internal Control-Integrated Framework issued by COSO.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting, which is included in this report.

Remediation action to address 2005 internal control weakness

As a result of the Company’s continuing expansion, the Company’s operations have become more complex and there is a need for additional finance/accounting staffing. Developments during late in the fourth quarter of 2005 and into the first quarter of 2006, including a management buyout proposal and other substantial activities and proposed transactions, highlighted this staffing need. As was done in 2004 when the Company added several key finance/accounting and information systems personnel, management is similarly undertaking an evaluation to identify the finance/accounting resources currently needed. We will initiate the search for the positions identified to supplement our finance/accounting staff. The Company will also rely heavily on its entity level monitoring controls to mitigate the impact of possible undetected errors in the financial statements. We will continue to closely monitor the effectiveness of our processes, procedures and controls, and will make any further changes as management determines appropriate.

Changes in internal controls

Except as described above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MTR Gaming Group, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting and appearing in the accompanying Item 9A Controls and Procedures, that MTR Gaming Group, Inc. and Subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2005, because of the need for additional finance/accounting resources, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MTR Gaming Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. Internal control deficiencies were identified that resulted in adjustments and reclassifications to certain financial statement accounts, primarily related to the Company’s integration of the operations of a recent, significant acquisition, and delay in the issuance of the Company’s Annual Form 10-K. None of the internal control deficiencies was considered material individually. However, when considered in the aggregate, these control deficiencies indicate a need for additional finance/accounting resources and represented a material weakness in internal control over financial reporting. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2005 financial statements, and this report does not affect our report dated March 21, 2006 on those financial statements.

In our opinion, management’s assessment that MTR Gaming Group, Inc. and Subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, MTR Gaming Group, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO control criteria.

/s/ ERNST & YOUNG LLP
Pittsburgh, Pennsylvania March 21, 2006

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND OFFICERS OF THE COMPANY

The following table sets forth information regarding the directors and executive officers of the Company.

Name	Age	Position and Office Held
Edson R. Arneault.	58	President, Chief Executive Officer, Chairman of the Board
Robert A. Blatt(1)	65	Vice President, Assistant Secretary, Director
James V. Stanton(3)(4)	74	Director
Donald J. Duffy(2)(3)(4)	38	Director
Richard Delatore(3)(4)	66	Director
LC Greenwood(2)(4)	59	Director
John W. Bittner, Jr.	53	Chief Financial Officer
David R. Hughes	43	Chief Operating Officer; Mountaineer
Roger M. Szepelak	41	Vice President, Chief Operating Officer, Nevada Properties
Patrick J. Arneault	40	Vice President, Mountaineer and Presque Isle Downs
Rose Mary Williams	48	Secretary

(1)          Member of the Finance Committee of the Board of Directors.

(2)          Member of the Compensation Committee of the Board of Directors.

(3)          Member of the Audit Committee of the Board of Directors.

(4)          Member of the Nominating Committee of the Board of Directors.

BUSINESS EXPERIENCE

Edson R. Arneaul, 58, has been a director of the Company since January 1992 and has served as our President and Chief Executive Officer since April 26, 1995. He is also an officer and director of our subsidiaries. Mr. Arneault is also a principal in numerous ventures directly or indirectly engaged in the development, production and transportation of oil and gas. Since becoming the President of the Company and Mountaineer Park, however, Mr. Arneault has devoted virtually all his time and attention to the business of the Company. Mr. Arneault is a certified public accountant, and has served as a tax partner with Seidman and Seidman (now “BDO Seidman LLP”), a public accounting firm, in Grand Rapids, Michigan, from 1977 to 1980. Mr. Arneault was employed as a certified public accountant by Arthur Andersen in the tax department of its Cleveland office from 1972 to 1976. Mr. Arneault is a member of the Independent Producers Association of America, the Ohio Oil and Gas Association, the Michigan Oil and Gas Association and the Michigan Association of Certified Public Accountants. Mr. Arneault received his Bachelor of Science in Business Administration from Bowling Green University in 1969, his Master of Arts from Wayne State University in 1971, and his Masters in Business Administration from Cleveland State University in 1978. Mr. Arneault serves on the Board of Directors of Make a Wish Foundation of Northern West Virginia, West Virginia Independent Colleges and Universities, Inc., West Virginia Jobs Investment Trust (a gubernatorial appointment), the West Virginia Hospitality and Tourism Association and the West Virginia Business Roundtable (of which he also serves as treasurer). Mr. Arneault also serves as a member of the Advisory Board of Visitors of the Robert Morris College Hospitality and Tourism Management Program in Pittsburgh, Pennsylvania.

Robert A. Blatt, 65, has been a director of the Company since September 1995 and a Vice President since February 1999. Mr. Blatt is also a Director and Assistant Secretary of Mountaineer Park, and Chairman of our Finance Committee. Mr. Blatt is the Chief Executive Officer and managing member of New England National, L.L.C. (“NEN”) and a member of the board of directors of AFP Imaging

Corporation. Since 1979 he has been chairman and majority owner of CRC Group, Inc., and related entities, a developer, owner, and operator of shopping centers and other commercial properties, and from 1985 until its initial public offering in 2006, a member (seat owner) of the New York Stock Exchange, Inc. From 1959 through 1991, Mr. Blatt served as director, officer or principal of numerous public and private enterprises. In August of 2002, NEN filed a voluntary petition under Chapter 11 in the U.S. Bankruptcy Court for the District of Connecticut, which is still pending. Mr. Blatt informed the Company that the filing was necessitated by a court’s upholding the imposition of real estate taxes at rates applicable to golf courses (rather than vacant land) for periods prior to NEN’s acquisition or development of the property. Mr. Blatt received his Bachelor of Science in Finance from the University of Southern California in 1962 and his Juris Doctor from the University of California at Los Angeles in 1965. He is a member of the State Bar of California.

James V. Stanton, 74, has been a director of the Company since February, 1998 and serves on our Audit Committee, Nominating Committee and as Chairman of our Compliance Committee. Mr. Stanton is also a director of Try It Distributing Co., a privately held corporation. Mr. Stanton has his own law and lobbying firm, Stanton & Associates, in Washington, D.C. From 1971-1978, Mr. Stanton represented the 20th Congressional District of Ohio in the United States House of Representatives. While in Congress Mr. Stanton served on the Select Committee on Intelligence, the Government Operations Committee, and the Public Works and Transportation Committee. Mr. Stanton has held a wide variety of public service positions, including service as the youngest City Council President in the history of Cleveland, Ohio and membership on the Board of Regents of the Catholic University of America in Washington, D.C. Mr. Stanton is also former Executive Vice President of Delaware North, a privately held international company which, during Mr. Stanton’s tenure, had annual sales of over $1 billion and became the leading parimutuel wagering company in the United States, with worldwide operations including horse racing, harness racing, dog racing, and Jai-Lai. Delaware North also owned the Boston Garden and the Boston Bruins hockey team. From 1985-1994, Mr. Stanton was a principal and co-founder of Western Entertainment Corporation, which pioneered one of the first Native American Gaming operations in the United States, a 90,000 square foot bingo and casino gaming operation located on the San Manuel Indian Reservation in California, which generated annual revenues in excess of $50 million. Mr. Stanton also serves on the Boards of Directors of the Federal Home Loan Bank of Atlanta and of Lottery and Wagering Solutions, Inc.

Donald J. Duffy, 38, has been a director of the Company since June 2001 and serves as Chairman of our Compensation Committee, Chairman of our Audit Committee and as a member of our Nominating Committee. Mr. Duffy is presently a director and president of Integrated Corporate Relations, an investor relations and consulting firm. Mr. Duffy co-founded Meyer, Duffy & Associates in 1994 and Meyer Duffy Ventures in 1999. At Meyer Duffy, Mr. Duffy played an integral role in numerous seed and early stage companies. His expertise is focusing on the development and implementation of business plans including financial forecasting and analysis, management team development, corporate strategy and capital formation. Prior to co-founding Meyer, Duffy & Associates, Mr. Duffy was a Senior Vice President at Oak Hall Capital Advisors where he specialized in investments in the leisure, gaming and technology markets. Prior to Oak Hall, Mr. Duffy was an investment fund partner at Sloate, Weisman, Murray & Company, specializing in investments in the leisure, gaming, technology and retail markets. Mr. Duffy is a graduate of St. John’s University.

Richard Delatore, 66, has been a director of the Company since June 2004. Mr. Delatore serves as a member of our Audit Committee and is the Chairman of our Nominating Committee. Mr. Delatore is presently a Vice President with Schiappa & Company which is involved in the coal mining and hauling business and located in Wintersville, Ohio (since 2002). Mr. Delatore is also a commissioner on the Board of Commissioners in Jefferson County, Ohio (since 2000), and is a coal and timber consultant in Steubenville, Ohio (since 1990). Mr. Delatore was a member of the Ohio State Racing Commission from

1995 to 1999. Mr. Delatore chaired the Medication Committee of the Ohio State Racing Commission in 1999. He was also a member of the Steubenville City School Board of Education from 1993 to 2000 and a member of the Jefferson County Joint Vocational School Board of Education from 1995 to 1998. Mr. Delatore received his Bachelor of Science degree in Business Administration from Franciscan University of Steubenville, Ohio.

LC Greenwood, 59, has been a director of the Company since November 2002 and serves on our Compensation Committee and on our Nominating Committee. Mr. Greenwood was born in Canton Mississippi, went to Roger High, in Canton, Mississippi and was granted an Academic Athletic Scholarship to Arkansas AM & N in Pine Bluff, AR where he received his Bachelor of Science Degree. After college Mr. Greenwood played thirteen years as a Defensive End with the World Champion Pittsburgh Steelers, won four Super Bowls, was named a member of every All Pro Team during the 1970s, was also All Pro seven times, and played in six Pro Bowls. Today Mr. Greenwood is President of Greenwood Enterprises, a Coal and Natural Gas Marketing Company; Greenwood/McDonald Supply Co., an Electrical Supply Company; and President/Owner of Greenwood Manufacturing Co., Manufacturer & Distributor of packing products. Among Mr. Greenwood’s awards are the Worthen Sport Award, Professional Athlete of the Year in Little Rock, Arkansas, Outstanding Achievement Award, Canton, Mississippi, 1975, Key to the City of Canton, MS and to the State of Mississippi, Key to the State of West Virginia, 25th Anniversary Super Bowl Team, 100 Year Black College All American Team, Arkansas Hall of Fame, A member of the 75th Silver Anniversary Super Bowl Team. In 1975 March 24th was declared LC Greenwood Day in Canton, Mississippi. Mr. Greenwood is a Life Member of the N.A.A.C.P., and a Member of AFTRA-American Federation of Television and Radio Artists. He worked on the Miller Lite Campaign doing commercials and promotions for ten years and has been involved in numerous commercials and industrial films since 1971 to the present, including over ten National commercials and numerous local commercials.

John W. Bittner Jr., 53, was appointed Chief Financial Officer of the Company on January 9, 2002. Prior to joining the Company, Mr. Bittner was a Partner at Ernst & Young, LLP and was with Ernst & Young, LLP from 1975 to 2000. While at Ernst & Young, LLP Mr. Bittner provided accounting, auditing and business advisory services to privately and publicly held organizations in a variety of industries. During 2001, Mr. Bittner was an accounting and financial consultant. Mr. Bittner is a CPA licensed in Pennsylvania. Mr. Bittner received his Bachelor of Science degree in Accounting from Duquesne University in 1975. Mr. Bittner is a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

David R. Hughes, 43, joined the Company in January of 2003 as Chief Operating Officer of Mountaineer. Mr. Hughes brings to MTR an impressive, 21-year operational and financial background with significant executive experience in the gaming and hospitality industries. From August 2001 to December 2002, he served as CFO of Penn National Gaming’s Charles Town Races & Slots property in Charles Town, West Virginia. From September 2000 through July 2001, he was CEO of JAB Sun Cruz Casinos’ U.S. Operations, where he was responsible for all operational aspects of the 10-property company and helped increase gaming revenues and reduce administrative costs. Prior to his employment with JAB Sun Cruz, he held various operational and financial positions with gaming companies in various U.S. locations.. He holds a Bachelor of Science Degree in Business Administration and Accounting from Stockton State College and is a Certified Public Accountant.

Roger M. Szepelak, 41, was appointed Vice President and Chief Operating Officer of Speakeasy Gaming of Las Vegas, Inc. and Speakeasy Gaming of Reno, Inc. effective November 1, 2000. He was recently appointed to those same positions for Speakeasy Gaming of Fremont, Inc., our subsidiary that owns and operates Binion’s. From 1996 to 2000, Mr. Szepelak served as vice president/assistant general manager of the Texas Station Gambling Hall & Hotel in North Las Vegas, Nevada, where his direct areas of responsibility included finance, casino cage, purchasing, hotel and related areas, table games, keno, poker, bingo and the race and sports book. Generally, Mr. Szepelak assisted the property president in all aspects of the operation of this hotel and casino. From 1988 to 1996, Mr. Szepelak was with the Rio Hotel & Casino, Inc. in Las Vegas, where he ultimately served as chief financial officer and treasurer. Mr. Szepelak received his Bachelor of Business Administration from the University of Michigan in 1986.

Patrick J. Arneault, 41, joined Mountaineer Park, Inc. in February 2000. He serves as Vice President of Development of Mountaineer and Presque Isle Downs. Previously, he concentrated on facility maintenance and construction project management. He received a BBA in finance and a minor in Military History from Kent State University in 1989. Mr. Arneault served in the United States Army from 1987 to 1997, as a Platoon Leader 24thInfantry Division and as a Battery Commander 11th ADA Brigade. His final assignment was as a Systems Integrator U.S. Army Washington D.C. Mr. Arneault is also a member of the Ohio Oil and Gas Association and the Hancock County West Virginia Rotary. Patrick Arneault is the brother of Edson R. Arneault, our President, Chief Executive Officer and Chairman of the Board.

Rose Mary Williams, 49, was appointed to the position of Secretary of the Company in January 1998 and Director of Racing of the Company in January 1997. She has been employed at Mountaineer since 1977, when she began working in the Mutuel Department. In 1980, she accepted the position of Statistician in the computer room. When Mountaineer began receiving simulcast signals from other racetracks in 1991, she was appointed to Simulcast Coordinator. She then began serving as Mutuel Manager in 1995. Ms. Williams is a member of Turf Publicists of America.

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

Audit Committee Financial Expert

The SEC recently adopted a rule requiring disclosure concerning the presence of at least one “audit committee financial expert” on audit committees. Mr. Duffy qualifies as an “audit committee financial expert” as defined by the SEC.

ITEM 11.         EXECUTIVE COMPENSATION

The following table sets forth the compensation awarded, paid to or earned by our most highly compensated executive officers whose compensation exceeded $100,000 in the year ended December 31, 2005.

SUMMARY COMPENSATION TABLE

					Long Term
					Compensation
					Awards
				Other	Restricted
		Annual Compensation		Annual	Stock	Options	Payouts
		Salary	Bonus	Comp.	Awards	SARS	LTIP	All Other
Name	Year	($)	($)	($)(1)	($)	(#)(2)	Payouts ($)	Comp. ($) (4)
Edson R. Arneault(3)	2005	916,125	100,000	475,797	—	—	—	158,125
Chairman, President and	2004	907,607	100,000	535,980	—	—	—	139,289
Chief Executive Officer	2003	880,446	100,000	505,042	—	—	—	125,931
MTR Gaming Group, Inc.
Robert A. Blatt(3)	2005	227,812	—	19,954	—	—	—	48,000
Vice President	2004	244,600	—	12,500	—	—	—	12,000
	2003	180,157	—	19,594	—	—	—	—
Roger M. Szepelak(3)	2005	198,130	—	—	—	25,000	—	—
Vice-President and	2004	196,602	50,000	—	—	25,000	—	—
Chief Operating Officer	2003	197,733	25,000	12,788	—	25,000	—	—
Nevada Properties
John W. Bittner	2005	234,770	—	1,300	—	25,000	—	—
Chief Financial Officer	2004	244,957	—	1,300	—	—	—	—
	2003	205,481	—	1,300	—	25,000	—	—
David M. Hughes	2005	323,560	—	1,300	—	—	—	—
Chief Operating Officer	2004	321,469	—	1,300	—	—	—	—
Mountaineer Park Inc.	2003	243,647	—	1,300	—	—	—	—

(1)             As to Mr. Arneault for 2005 includes $389,671 performance bonus earned but not paid in 2005, $84,826 annual insurance, premiums treated as compensation and an estimated pension contribution of $1,300; 2004 includes $450,112 performance bonus earned but not paid in 2004, $84,568 annual insurance premiums treated as compensation and an estimated pension contribution of $1,300; for 2003 includes $419,174 performance bonus earned but not paid in 2003, $84,568 annual insurance premium treated as compensation and an estimated pension contribution of $1,300: As to Mr. Blatt consists of $19,954 annual insurance premiums treated as compensation in 2005; $12,500 annual insurance premiums treated as compensation in 2004, in 2003 $19,594 in annual insurance premiums treated as compensation:  As to Mr. Bittner consists of an estimated pension contribution of $1,300 in 2005, 2004, and 2003. As to Mr. Hughes consists of an estimated pension contribution of $1,300 in 2005, 2004 and 2003.

(2)             As to Mr. Bittner grants in 2005 and 2003, consist of non-qualified stock options for a term of ten years. The options are fully vested and have an exercise price of $11.30 and $8.00. As to Mr. Szepelak grants in 2005, 2004 and 2003 consisted of non-qualified stock options for a term of ten years. The options are fully vested and have an exercise price of $6.64, $9.02, and $9.85.

(3)             See “Employment Agreements” below. Mr. Arneault’s employment requires him to defer receipt of all compensation over the amount set forth in Section 162(m) of the Internal Revenue Code.

(4)             As to Mr. Arneault includes $158,125, $139,289, $125,931 respectively for use of Company owned housing. As to Mr. Blatt includes $48,000 and $12,000 for office expense in 2005 and 2004. The incremental cost to the Company of providing perquisites and other personal benefits during the indicated periods did not exceed, as to any Named Executive Officer, the lesser of $50,000 or 10% of the total salary or 10% of the total salary and bonus paid to such executive officer for any such year and, accordingly, is omitted from the table.

OPTION GRANTS IN 2005

The following table contains information concerning the grant of stock options during fiscal year 2005 to the Company’s executive officers named in the Summary Compensation Table.

	Number of Securities Underlying Options	% of Total Options Granted in	Exercise	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name	Granted	Fiscal Year	Price	Date	5%	10%
Roger M. Szepelak	25,000	11.11%	6.64	11/1/2015	154,867	264,554
John W. Bittner, Jr.	25,000	11.11%	11.30	4/13/2015	177,664	450,020

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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth information regarding the number and value of options held by each of the Company’s executive officers named in the Summary Compensation Table as of December 31, 2005.

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Year End ($)(1)
Name	Exercise	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Edson R. Arneault	—	—	300,000	—	$2,373,000	—
Robert A. Blatt	—	—	150,000	—	$1,186,500	—
Roger M. Szepelak	50,000	376,380	50,000	—	$48,750	—
John W. Bittner, Jr.	—	—	75,000	—	$60,250	—

(1)          Based on the market price of the Company’s Common Stock of $10.41 on December 31, 2005, as reported by Nasdaq.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2005 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	648,850	4.74	295,000
Equity compensation plans not approved by security holders	552,034	9.00	25,000
Total	1,200,884		320,000

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the provisions of Section 16(a) of the Exchange Act, our officers, directors and 10% beneficial stockholders are required to file reports of their transactions in our securities with the Commission. Based solely on a review of the Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company believes that all of its executive officers, directors and greater than 10% beneficial stockholders complied with all filing requirements applicable to them during 2005 (except for Roger Szepelak who filed one late report on Form 4 during 2005).

EMPLOYMENT AGREEMENTS

Pursuant to a January 1, 2001 employment agreement, as amended in December of 2004 and May of 2005, Edson R. Arneault serves as our President and Chief Executive Officer until December 31, 2006 and as chairman of the board of directors until December 31, 2009. The employment agreement provides for, among other things, an annual base salary of $750,000 (subject to automatic annual cost of living increases of 5%), semi-annual cash awards and an annual performance bonus tied to EBITDA growth. Mr. Arneault’s annual compensation for serving as chairman from January 1, 2007 until December 31, 2009 is based upon 25% of the average of the amounts paid during the last three years as President and CEO for base salary and annual bonuses.

The employment agreement also provides for a long-term incentive bonus, subject to a cap, payable after  the six-year term as President and Chief Executive Officer based upon growth compared to year 2000 in a variety of objective measurements, including earnings per share, the market price of our common stock, EBITDA and gross revenues. Other factors affecting the long-term bonus are acquisitions of other racetracks and parimutuel facilities, acquisitions of gaming venues that generate positive EBITDA in their first full year of operation, and successful legislative initiatives. A second amendment of the employment agreement in May of 2005 adjusts certain payment dates to assure compliance with Section 409A of the Internal Revenue Code, as amended.

The employment agreement entitles Mr. Arneault, at our expense, to lease living and/or office quarters for himself and the Company in any state or jurisdiction in which the Company is currently doing business or commences substantial business operations. The Company may choose to purchase such living or office quarters. In 2001, the Company purchased living quarters in West Virginia for use by Mr. Arneault (the Company does not currently own or lease a residence for Mr. Arneault in any other state). The agreement also provides for the non-exclusive option, until September 1, 2008, for Mr. Arneault to purchase at fair market value (determined by independent appraisal) the current residence and certain surrounding acreage  owned by the Company. The agreement also provides the non-exclusive option, exercisable either at the termination of Mr. Arneault’s term as president or chairman

(unless he is terminated for cause), to purchase certain personal property, such as furnishings, in Mr. Arneault’s office and the corporate residence for its book value.

The agreement provides that if Mr. Arneault’s period of employment and period as Chairman is terminated by reason of death or physical or mental incapacity, the Company will continue to pay Mr. Arneault or his estate the compensation otherwise payable to the Officer for a period of two years. If Mr. Arneault period of employment and period as Chairman is terminated for a reason other than death or physical or mental incapacity or for cause, the Company will continue to pay Mr. Arneault the compensation that otherwise would have been due him for the remaining period of the amended agreement. If Mr. Arneault’s period of employment and period as Chairman is terminated for cause, the Company will have no further obligation to pay Mr. Arneault, other than compensation unpaid at the date of termination.

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

In October 2003, we entered into a three-year employment agreement with Roger Szepelak as Vice President and Chief Operating Officer for Speakeasy Gaming of Las Vegas, Inc. and Speakeasy Gaming of Fremont, Inc. The agreement calls for an annual base salary of $182,000 with annual automatic cost of living increases of 5% and shall be subject to periodic increase by the Board of Directors and entitles Mr. Szepelak to a car allowance as well as to participate in our various employee benefit plans. In the event Mr. Szepelak brings the Company an acquisition candidate during the period of employment, and the Company in its discretion, consummates the acquisition, Mr Szepelak shall be entitled, subject to any necessary regulatory approvals, to a cash bonus ranging from $25,000 to $100,000 depending on the acquisition purchase price. In the event Mr. Szepelak’s employment is terminated by us other than for cause or a permanent and total disability, he will be entitled to the compensation otherwise payable to him under the employment agreement. In the event Mr. Szepelak is terminated in connection with a change of control of the Company, as defined in the agreement, Mr. Szepelak would be entitled to a cash payment in the amount of his then current annual base salary.

COMPENSATION OF DIRECTORS

Our non-employee directors receive an annual stipend of $24,000 and a per meeting fee of $1,500 (except that Donald Duffy receives $2,000 per meeting of the Special Committee of MTR’s Board of Directors which was recently created by MTR’s Board to consider a management buy-out proposal and other possible alternative transactions). Directors who are employees of the Company do not receive compensation for attendance at Board meetings. All board members are reimbursed for expenses they incur in attending meetings.

ITEM 12.         STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 23, 2006, the ownership of the presently issued and outstanding shares of our common stock by persons owning more than 5% of such stock, and the ownership of such stock by our officers and directors, individually and as a group. As of March 23, 2006, there were 27,449,176 shares of common stock outstanding. Unless otherwise indicated, the address for each of the stockholders listed below is c/o MTR Gaming Group, Inc., State Route 2 South, P.O. Box 356, Chester, WV 26034.

Name	Number of Shares	Percentage of Class
Edson R. Arneault(1)	3,827,074	13.20%
Robert A. Blatt(2)	943,900	3.27%
James V. Stanton(3)	71,900	*
Donald J. Duffy(4)	50,000	*
LC Greenwood(5)	0	*
Richard C. Delatore(6)	0	*
Patrick J. Arneault(7)	50,200	*
Rose Mary Williams(8)	101,666	*
John W. Bittner, Jr.(9)	75,000	*
Roger Szepelak(10)	52,500	*
David R. Hughes	0	*
Total officers and directors as a group (11 persons)	5,172,240	17.57%
Litespeed Management LLC, Litespeed Master Fund, Ltd., and Jamie Zimmerman(11)	1,467,000	5.39%

*                    Indicates less than one percent.

(1)          Includes 3,408,532 shares and options to acquire beneficial ownership of 300,000 shares within 60 days held by Mr. Arneault. Also includes 99,333 shares held by a corporation of which Mr. Arneault is the sole shareholder and 19,209 shares held by a partnership of which Mr. Arneault is a general partner.

(2)          Includes 790,900 shares held by Mr. Blatt, 3,000 shares held by Mr. Blatt’s wife, and options to acquire beneficial ownership of 150,000 shares exercisable within 60 days held by Mr. Blatt. Mr. Blatt’s mailing address is c/o The CRC Group, Larchmont Plaza, 1890 Palmer Avenue, Suite 303, Larchmont, NY 10538.

(3)          Includes 46,900 shares held by Mr. Stanton and options to acquire beneficial ownership of 25,000 shares exercisable within 60 days held by Mr. Stanton. Mr. Stanton’s mailing address is 815 Connecticut Avenue, NW, Suite 620, Washington, DC 20006.

(4)          Mr. Duffy’s business mailing address is c/o Integrated Corporate Relations, 450 Post Road East, Westport, CT 06880. Includes no shares and includes options to acquire beneficial ownership of 50,000 shares exercisable within 60 days held by Mr. Duffy.

(5)          Mr. Greenwood’s business mailing address c/o Greenwood McDonald Supply Company, Inc., 313 West Main Street Carnegie, PA 15106.

(6)          Mr. Delatore’s mailing address is c/o the Company at State Route 2 South, P.O. Box 356, Chester, West Virginia 26034.

(7)          Includes 200 shares held by Mr. Arneault’s minor children and options to acquire ownership of 50,000 shares within 60 days held by Mr. Arneault.

(8)          Includes no shares and includes options to acquire beneficial ownership of 100,666 shares within 60 days held by Ms. Williams.

(9)          Includes no shares and includes options to acquire beneficial ownership of 75,000 shares within 60 days held by Mr. Bittner.

(10)   Includes 2,500 shares and options to acquire beneficial ownership of 50,000 shares within 60 days held by Mr. Szepelak. Mr. Szepelak’s mailing address is 3227 Civic Center Drive, North Las Vegas, Nevada 89030.

(11)   Litespeed Management LLC and Jamie Zimmerman are located at 237 Park Avenue, Suite 900, New York, New York 10017. The address of Litespeed Master Fund, Ltd. is c/o BNY Alternative Investment Services Ltd., 18 Church Street, Skandia House, Hamilton HM11, Bermuda. Information based solely on filings made by Litespeed Management LLC, Litespeed Master Fund, Ltd. and Jamie Zimmerman with the SEC.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Patrick J. Arneault serves as Vice President of Development of Mountaineer. During the year ended December 31, 2005, Mr. Arneault’s total compensation was $225,000. Patrick J. Arneault is the brother of Edson R. Arneault, our president, chairman and chief executive officer. Mr. Arneault has worked for Mountaineer since February 2000.

Ms. Aimee Zildjian is a management employee of the Company. During the year ended December 31, 2005, Ms. Zildjian’s total compensation was $92,624. Ms. Zildjian is the daughter of Edson R. Arneault, our president, chairman and chief executive officer.

In December 2005, we entered into an Expense Reimbursement Agreement with TBR Acquisition Group, LLC (“TBR”), an entity controlled by Edson R. Arneault, the Chief Executive Officer, President and Chairman of our Board of Directors, and Robert A. Blatt, Executive Vice President and a director on our Board, which provides for reimbursement, under certain circumstances, including acceptance by the Company of a superior proposal, of up to $250,000 of the actual, out-of-pocket expenses incurred by TBR in connection with its proposal to acquire all of the issued and outstanding shares of our common stock not already owned by TBR or its affiliates. To date, we have not provided nor been obligated to provide any reimbursement under the agreement.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes principal accounting fees and services.

	2005	2004
Audit Fees:
Annual Audit of the Financial Statements (including expenses)	$934,188	$762,585
Other Audit-Specific Matters	74,920	54,750
Total Audit Fees	$1,009,108	$817,335
Tax Services:
Tax Compliance	$55,965	$29,832
Other Tax Services	66,345	45,944
Total Tax Fees	$122,310	$75,776

All Other Services	$—	$—

PART IV

ITEM 15.         EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

(a)           Financial Statements (Included in Part II of this Report):

(b)          Financial Statements Schedules (Included in Part IV of this Report):

Schedule II—Valuation Allowances of the years ended December 31, 2005, 2004, and 2003.

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

4.3

Supplemental Indenture dated as of July 31, 2003 by and between Scioto Downs, Inc., as Additional Guarantor, and Wells Fargo Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 4.3 of the Company’s registration statement on Form S-4 (Amendment No. 1), filed August 6, 2003 (Registration No. 333-105528))

4.4

Supplemental Indenture dated as of April 23, 2004, by and between Speakeasy Gaming of Fremont, Inc., as Additional Guarantor, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2004)

4.5	Supplemental Indenture dated as of January 11, 2006 by and between Jackson Racing, Inc., as Additional Guarantor, and Wells Fargo Bank, N.A., as Trustee (filed herewith).
10.1

Fourth Amended and Restated Credit Agreement dated December 27, 2005, by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to our Form 8-K filed January 3, 2006).

10.2

Revolving Credit Note dated December 27, 2005, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., and Speakeasy Gaming of Fremont, Inc. (incorporated by reference to our Form 8-K filed January 3, 2006).

10.3

Swingline Note dated December 27, 2005, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., and Speakeasy Gaming of Fremont, Inc. (incorporated by reference to our Form 8-K filed January 3, 2006).

10.4

Letter Agreement regarding reimbursement of expenses dated December 1, 2005, between TBR Acquisition Group, LLC and MTR Gaming Group, Inc. (incorporated by reference to our Form 8-K filed December 2, 2005).

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

10.10	Employment Agreement dated September 28, 2001 between the Company and Edson R. Arneault (incorporated by reference to the Company’s report on Form 10-Q for the quarter ended September 30, 2001).

10.11	Employment Agreement dated October 15, 2003 between the Company and Roger M. Szepelak (incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 2003).
10.12

Agreement dated January 7, 2004 between Mountaineer Park, Inc. and Racetrack Employees Union Local No. 101 [schedules omitted] (incorporated by reference to the Company’s report on Form 10-Q for the quarter ended March 31, 2004).

10.13

Agreement dated January 10, 2004 between Mountaineer Park, Inc. and Mountaineer Park Horsemen’s Benevolent and Protective Association, Inc. (incorporated by reference to the Company’s report on Form 10-Q for the quarter ended March 31, 2004).

10.14

Ground Lease dated as of the Effective Date (as defined in such lease) by and between The Doris E. Hamilton Family Limited Partnership, Darlene J. Staufer, Trustee of the Mable I. Elwell Inter Vivos Trust; Sharon Griffin, Thomas W. Church; Terry Rand McMelroy, Trustee of the Terry McMelroy Trust, and Speakeasy Gaming of Fremont, Inc. (“SGFI”) (incorporated by reference to the Company’s report on Form 10-Q for the quarter ended March 31, 2004).

10.15

Ground Lease dated as of March 10, 2004, by and between the Linda Jeanine Isola Present Interest Trust and/or assignees) and SGFI (incorporated by reference to the Company’s report on Form 10-Q for the quarter ended March 31, 2004).

10.16

Assignment and Assumption of Lease (Arlington) dated March 11, 2004 by and between the Horseshoe Club Operating Company and SGFI (incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 2004).

10.17

Assignment and Assumption of Lease (Hines/Rittenhouse) dated March 11, 2004 by and between the Horseshoe Club Operating Company and SGFI (incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 2004).

10.18

Assignment and Assumption of Lease (Voulthard/Silvagni) dated March 11, 2004 by and between Horseshoe Club Operating Company and SGFI (incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 2004).

10.19

Assignment and Assumption of Lease (Horseshoe Garage) dated March 11, 2004 by and between Horseshoe Club Operating Company and SGFI (incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 2004).

10.20

Purchase Agreement dated as of May 6, 2004 by and among MTR-Harness Inc., Southwest Casino and Hotel Corp., and North Metro Harness Initiative, LLC (incorporated by reference to the Company’s report on Form 10-Q for the quarter ended June 30, 2004)

10.21

Member Control Agreement of North Metro Harness Initiative, LLC dated as of June 8, 2004 by and among Southwest Casino and Hotel Corp., MTR-Harness, LLC, and MTR Gaming Group, Inc. (incorporated by reference to the Company’s report on Form 10-Q for the quarter ended June 30, 2004).

10.22

Security Agreement and Pledge of Stock dated as of June 29, 2004 by and between MTR Gaming Group, Inc. as Debtor and Wells Fargo Bank, National Association, as Agent Bank and Secured Party (incorporated by reference to the Company’s report on Form 10-Q for the quarter ended June 30, 2004).

10.23	First Amendment to Employment Agreement dated December 22, 2004 between the Company and Edson R. Arneault (incorporated by reference to the Company’s report on Form 8-K filed December 27, 2004).
10.24

Second Amendment to Employment Agreement by and between the Registrant and Edson R. Arneault executed by the Registrant’s Compensation Committee on May 13, 2005 (incorporated by reference to our Form 8-K filed May 16, 2005).

10.25

Amendment to Deferred Compensation Agreement by and between the Registrant and Edson R. Arneault executed by the Registrant’s Compensation Committee on May13, 2005 (incorporated by reference to our Form 8-K filed May 16, 2005).

10.26	Employment Agreement by and between the Company and Robert A. Blatt (incorporated by reference to the Company’s report on Form 8-K filed December 27, 2004).
10.27	2004 Stock Incentive Plan (Incorporated by reference to the Company’s Proxy Statement filed June 18, 2004).
10.28	2005 Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement filed June 17, 2005).
10.29	Universal Lease Agreement dated December 5, 2005 by and between Jackson Trotting Association, LLC and Jackson County Fairgrounds (filed herewith)
14.1	Code of Ethics and Business Conduct of the Company (incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 2003).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Certification of Edson R. Arneault pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Edson R. Arneault in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of John W. Bittner, Jr. in accordance with 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MTR GAMING GROUP, INC.
By:	/s/ EDSON R. ARNEAULT
Edson R. Arneault Chairman, President, and Chief Executive Officer

Date: March 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Capacity
/s/ EDSON R. ARNEAULT	Chairman, President And Chief Executive Officer	March 28, 2006
Edson R. Arneault
/s/ ROBERT A. BLATT	Director	March 28, 2006
Robert A. Blatt
/s/ JAMES V. STANTON	Director	March 28, 2006
James V. Stanton
/s/ DONALD J. DUFFY	Director	March 28, 2006
Donald J. Duffy
/s/ LC GREENWOOD	Director	March 28, 2006
LC Greenwood
/s/ RICHARD DELATORE	Director	March 28, 2006
Richard Delatore
/s/ JOHN W. BITTNER, JR.	Chief Financial Officer	March 28, 2006
John W. Bittner, Jr.

MTR GAMING GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B Balance at Beginning of Period	Column C Additions(1)	Column D Deductions(2)	Column E Balance at End of Period
Year ended December 31, 2005:
Allowance for doubtful accounts receivable	$91,000	$339,000	$309,000	$121,000
	$91,000	$339,000	$309,000	$121,000
Year ended December 31, 2004:
Allowance for doubtful accounts receivable	$152,000	$175,000	$236,000	$91,000
	$152,000	$175,000	$236,000	$91,000
Year ended December 31, 2003:
Allowance for doubtful accounts receivable	$98,000	$204,000	$150,000	$152,000
	$98,000	$204,000	$150,000	$152,000

(1)          Amounts charged to costs and expenses.

(2)          Uncollectible accounts written off, net of recoveries.

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.
CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
MTR Gaming Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MTR Gaming Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MTR Gaming Group, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MTR Gaming Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2006 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
March 21, 2006

MTR GAMING GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$22,576	$22,443
Restricted cash	921	604
Accounts receivable, net	7,558	4,417
Inventories	3,428	2,877
Deferred financing costs	1,952	1,469
Prepaid taxes	1,352	505
Deferred income taxes	1,000	962
Other current assets	3,619	2,262
Total current assets	42,406	35,539
Property and equipment, net	256,167	222,542
Goodwill	1,492	1,492
Other intangibles	17,583	14,285
Note receivable	—	2,172
Deferred financing costs, net of current portion	3,911	4,775
Deposits and other	13,118	15,371
Total assets	$334,677	$296,176
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,261	$2,966
Accounts payable—West Virginia Lottery Commission	1,297	677
Accrued payroll and payroll taxes	3,364	2,308
Accrued interest	3,218	3,244
Other accrued liabilities	18,287	6,258
Current portion of capital lease obligations	3	1,792
Current portion of long-term and other debt	474	383
Total current liabilities	35,904	17,628
Capital lease obligations, net of current portion	—	4
Long-term and other debt, net of current portion	152,966	133,133
Deferred leasehold obligation	5,090	5,177
Long-term deferred compensation	8,051	5,710
Deferred income taxes	8,746	11,270
Total liabilities	210,757	172,922
Minority interest	2,944	—
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, $.00001 par value; 50,000,000 shares authorized; 27,444,676 and 28,588,760 shares issued and outstanding at December 31, 2005 and 2004, respectively	—	—
Paid-in capital	61,376	61,892
Retained earnings	59,600	61,362
Total shareholders’ equity	120,976	123,254
Total liabilities and shareholders’ equity	$334,677	$296,176

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
Revenues:
Gaming	$296,160	$266,382	$251,220
Parimutuel commissions	12,746	13,550	11,341
Food, beverage and lodging	39,405	24,503	22,767
Other	9,984	10,787	8,278
Total revenues	358,295	315,222	293,606
Less promotional allowances	(8,380)	(5,283)	(5,727)
Net revenues	349,915	309,939	287,879
Costs of revenues:
Cost of gaming	174,050	159,754	152,653
Cost of parimutuel commissions	10,225	10,008	8,363
Cost of food, beverage and lodging	33,356	17,924	17,452
Cost of other revenue	8,128	8,639	7,855
Total costs of revenues	225,759	196,325	186,323
Gross profit	124,156	113,614	101,556
Operating expenses:
Marketing and promotions	10,951	9,667	7,271
General and administrative	63,305	46,153	40,463
Depreciation and amortization	24,325	21,192	18,692
(Gain) loss on disposal of property	(92)	386	(432)
Total operating expenses	98,489	77,398	65,994
Operating income	25,667	36,216	35,562
Other (expense) income:
Equity in loss of unconsolidated joint venture	(204)	(108)	—
Interest income	273	213	307
Interest expense	(12,179)	(13,599)	(11,896)
Income before provision for income taxes and minority interest	13,557	22,722	23,973
Provision for income taxes	(5,823)	(8,267)	(8,833)
Income before minority interest	7,734	14,455	15,140
Minority interest	35	—	—
Net income	$7,769	$14,455	$15,140
NET INCOME PER SHARE—BASIC	$0.27	$0.51	$0.54
NET INCOME PER SHARE—ASSUMING DILUTION	$0.27	$0.50	$0.53
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	28,303,487	28,449,152	27,813,232
Diluted	28,616,063	28,941,184	28,774,704

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, December 31, 2002	27,229,908	—	$53,236	$37,253	$90,489
Shares issued from exercise of stock options, including related tax benefits of $2,320	1,230,227	—	5,867	(2,025)	3,842
Purchase and retirement of treasury stock	(554,700)	—	(634)	(3,196)	(3,830)
Net income	—	—	—	15,140	15,140
Balances, December 31, 2003	27,905,435	—	58,469	47,172	105,641
Shares issued from exercise of stock options, including related tax benefits of $1,812	683,325	—	3,423	(265)	3,158
Net income	—	—	—	14,455	14,455
Balances, December 31, 2004	28,588,760	—	61,892	61,362	123,254
Shares issued from exercise of stock options, including related tax benefits of $247	137,116	—	950	—	950
Purchase and retirement of treasury stock	(1,281,200)	—	(1,466)	(9,531)	(10,997)
Net income	—	—	—	7,769	7,769
Balances, December 31, 2005	27,444,676	—	$61,376	$59,600	$120,976

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$7,769	$14,455	$15,140
Adjustments to reconcile net income to net cash provided by net operating activities:
Depreciation and amortization	24,325	21,192	18,692
Amortization of deferred leasehold obligation	(87)	(73)	—
(Gain) loss on disposal	(92)	386	(432)
Equity in loss of unconsolidated joint venture	204	108	—
Increase (decrease) in allowance for doubtful accounts	30	(61)	54
Tax benefit from exercise of stock options	247	1,812	2,320
Deferred income taxes	(2,562)	929	4,340
Increase in long-term deferred compensation	2,341	2,583	2,212
Change in operating assets and liabilities—operating activities:
Prepaid taxes	(847)	1,347	1,294
Other current assets	(4,873)	4,423	(4,423)
Accounts payable	5,975	(1,625)	(668)
Accrued liabilities	7,054	1,093	(723)
Net cash provided by operating activities	39,484	46,569	37,806
Cash flows from investing activities:
Decrease in restricted cash	183	216	532
Purchase of Scioto Downs (net of cash acquired of $1,345,000)	—	—	(18,390)
Purchase of Binion’s Horseshoe Hotel and Casino	—	(22,458)	—
Investment in Jackson Trotting Association, LLC	(1,895)	(418)	—
Investment in North Metro Harness Initiative, LLC	(8,614)	(288)	—
Acquisition of real property	—	(2,732)	(2,700)
Increase in deposits and other assets	(178)	(3,828)	(3,177)
Proceeds from disposal of property	4,628	130	1,536
Capital expenditures	(39,902)	(16,544)	(24,342)
Net cash used in investing activities	(45,778)	(45,922)	(46,541)
Cash flows from financing activities:
Principal payments on long-term debt	(399)	(975)	(93,462)
Proceeds from the issuance of long-term debt	20,000	—	128,448
Principal payments on capital lease obligations	(1,793)	(5,128)	(6,553)
Financing cost paid	(1,087)	(243)	(6,379)
Purchase and retirement of treasury stock	(10,997)	—	(3,830)
Proceeds from exercise of stock options	703	1,346	2,909
Net cash provided by (used in) provided by financing activities	6,427	(5,000)	21,133
Net increase (decrease) in cash and cash equivalents	133	(4,353)	12,398
Cash and cash equivalents, beginning of year	22,443	26,796	14,398
Cash and cash equivalents, end of year	$22,576	$22,443	$26,796
Cash paid during the year for:
Interest	$13,370	$13,651	$8,844
Income taxes	$9,000	$6,200	$3,587

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

MTR Gaming Group, Inc. (Company), a Delaware corporation, owns and operates racetrack, gaming and hotel properties in West Virginia, Ohio, Nevada and Michigan.

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

As discussed in Note 4, the Company, through its subsidiary Speakeasy Gaming of Fremont, Inc., acquired Binion’s Horseshoe Hotel and Casino (Binion’s) in downtown Las Vegas and entered into a Joint Operating Agreement with an affiliate of Harrah’s Entertainment, Inc. (Harrah’s). The Joint Operating Agreement terminated on March 10, 2005 and the Company has assumed operations of the property and renamed it Binion’s Gambling Hall and Hotel.

In June 2004, the Company acquired a 50% interest in North Metro Harness Initiative, LLC (North Metro) as discussed in Note 4. North Metro has obtained a license to build a harness race track and card room in Minnesota.

In December 2005, the Company acquired, through its subsidiary Jackson Racing, Inc., a 90% interest in Jackson Trotting Association, LLC (Jackson) as discussed in Note 4. Jackson Trotting offers harness racing and parimutuel wagering.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MTR Gaming Group, Inc. (MTR), Mountaineer Park, Inc. (Mountaineer Park), Speakeasy Gaming of Las Vegas, Inc. (Speakeasy-Las Vegas), Speakeasy Gaming of Reno, Inc. (Speakeasy-Reno), Presque Isle Downs, Inc. (Presque Isle), Scioto Downs, Inc., Binion’s Gambling Hall and Hotel, Jackson Racing, Inc. and North Metro Harness Initiative, LLC (collectively, the Company). All significant intercompany transactions have been eliminated in consolidation. The equity method was used to account for the Company’s 50% investment in North Metro until North Metro was consolidated in the fourth quarter in accordance with FIN 46 as discussed below in Note 4.

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and long-term and other debt. In addition, the Company maintained an interest rate cap agreement, which expired on December 31, 2003. With the exception of the 9.75% senior unsecured notes, the fair value of financial instruments approximated their carrying values at December 31, 2005 and 2004. The fair value of the 9.75% senior unsecured notes was determined based upon market quotes. The fair value of the 9.75% senior unsecured notes at December 31, 2005 was $139 million.

Cash and Cash Equivalents and Restricted Cash

The Company considers highly liquid investments with a remaining maturity of 90 days or less from the purchase date to be cash equivalents.

Restricted cash includes unredeemed winning tickets from its racing operations, funds related to horsemen’s fines and certain simulcasting funds that are restricted to payments for improving horsemen’s facilities and increasing racing purses at Scioto Downs, and short-term certificates of deposit that serve as collateral for certain bonding requirements.

Allowance for Doubtful Accounts

The Company maintains trade accounts receivable principally related to parimutuel commissions, simulcast fees, and convention center revenues. An allowance for doubtful accounts is recorded to reflect the anticipated realization of the Company’s receivables and includes assessment of the probability of collection and the credit-worthiness of simulcast racetracks and convention center customers. Reserves for uncollectible accounts are recorded in the Company’s consolidated statements of operations as a component of the applicable cost of revenues. The provision is assessed for adequacy through specific reviews of customer balances and credit risk. Accounts are identified as delinquent, if payment is not received in accordance with the terms of the simulcast arrangement or customer sales agreement. Accounts are charged against the allowance at such time when a reasonable probability of collection no longer remains. The Company maintained allowances for doubtful accounts of $121,000 and $91,000 at December 31, 2005 and 2004, respectively.

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

As discussed in Note 6, the terms of certain of the Company’s financing arrangements required the Company to enter into an interest rate cap agreement, which expired on December 31, 2003, to manage interest rate risk and to lower its cost of borrowing. The Company did not apply cash flow hedge accounting to this instrument. Although this derivative was not afforded cash flow hedge accounting, the Company retained the instrument as protection against the interest rate risk associated with its long-term borrowings.

Licensing Costs

The costs associated with obtaining definite-lived gaming and racing licenses are deferred and amortized over the license period. Indefinite-lived licensing costs are reviewed for impairment in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142).

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt and are reflected as amortization expense in the accompanying consolidated statements of operations. During 2005 and 2004, the Company capitalized financing costs totaling $1,087,000 and $243,000, respectively, and in 2003, $6,379,000 was incurred in conjunction with the consummation of the private sale of $130 million of 9.75% senior unsecured notes and the execution of the Third Amended and Restated Credit Agreement dated March 28, 2003. Amortization expense amounted to $1,469,000, $1,463,000 and $1,271,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

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

Interest is capitalized to construction in progress based on the product resulting from applying the Company’s cost of borrowing rate to qualifying assets. Interest capitalized in 2005 was $1,301,000. There was no interest capitalized during 2004 and 2003.

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

In accordance with the requirements of SFAS No. 142, the Company tested its goodwill, totaling approximately $1.5 million for impairment as of January 1, 2002 and in the fourth quarters of 2005, 2004 and 2003. The fair value of the Company’s goodwill was estimated using discounted cash flow methodologies and market comparable information. As a result of the impairment tests, the Company determined that no impairment was present and correspondingly that no impairment adjustment was required.

Self-Insurance

Effective October 2002, the Company became self-insured for employee health coverage. Self-insurance reserves are estimated based upon the Company’s claim experience and is included in other accrued liabilities on the consolidated balance sheet. The Company also maintains stop loss insurance coverage. Effective January 1, 2006 the Company has entered into an insured employee health coverage plan.

Revenue Recognition

Gaming revenues consist of the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons and is recorded at the time wagers are made. Revenues from video lottery represent the net win earned on video slot, poker, keno or blackjack wagers. As discussed in Note 12, the West Virginia Lottery Statute governs the distribution of net win at Mountaineer Park. Mountaineer Park receives 46.5% of the net win until such time as an annual, predetermined fixed net win threshold based upon West Virginia’s fiscal year of July 1-June 30 is achieved. At that time an additional 10% surcharge is deducted and the net win percentage to be received by the Company is reduced to 42%. This reduction in the net win percentage (or, alternatively, the increase in the payments to the State of West Virginia) is reflected by the Company as a cost of gaming during the period in which the net win exceeds the predetermined threshold. The Company recognizes revenues from parimutuel commissions earned from thoroughbred and harness racing, and importing of simulcast signals from other race tracks at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by the Racing Commissions of West Virginia, Ohio and Michigan (the Racing Commission). Such revenues are shown net of the taxes assessed by state and local agencies, as well as purses and contract amounts paid to the Horsemen’s Benevolent Protection Association (the HBPA), the exclusive authorized bargaining representative for all thoroughbred horse owners who participate in live races at Mountaineer Park, the Ohio Harness Horsemen’s Association and Michigan Harness Horsemen’s Association, the exclusive authorized bargaining representatives for all harness horse owners who participate in live races at Scioto Downs and Jackson Trotting, respectively. The Company recognizes revenues from fees earned through the exporting of simulcast signals to other race tracks at the time wagers are made. Such fees are based upon a predetermined percentage of handle as contracted with the other race tracks.

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

Total revenues do not include the retail amount of food and beverage provided gratuitously to customers, which was $1,833,000, $2,201,000 and $2,354,000 in 2005, 2004 and 2003, respectively.

Frequent Players Program

The Company offers programs whereby participants can accumulate points for casino wagering that can currently be redeemed for tokens, lodging, food and beverages and merchandise. A liability is recorded for the estimate of unredeemed points based upon the Company’s redemption history. This liability can be impacted by changes in the programs, increases in membership and changes in the redemption patterns of the participants.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations in accounting for stock options and awards. Accordingly, no compensation cost for fixed stock options is included in net income since all awards were made at the fair value on the date of grant. Compensation expense for restricted share awards is ratably recognized over the vesting period, based on the fair value of the stock on the date of grant. No restricted share awards were granted during the three-year period ended December 31, 2005.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (prior to the implementation of SFAS No. 123(R) to employee stock-based awards. Refer to Note 10 for more information regarding stock based compensation.

	Year ended December 31
	2005	2004	2003
	(dollars in thousands, except per share amounts)
Net income, as reported	$7,769	$14,455	$15,140
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—	—
Deduct: Total stock-based employee compensation determined under fair value method for all awards, net of tax	1,319	341	656
Pro forma net income	$6,450	$14,114	$14,484
Earnings per share:
Basic, as reported	$0.27	$0.51	$0.54
Basic, pro forma	$0.23	$0.50	$0.52
Diluted, as reported	$0.27	$0.50	$0.53
Diluted, pro forma	$0.23	$0.49	$0.50

Pro Forma Stock Option Information

Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS No. 123, rather than the method pursuant to APB Opinion No. 25. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2005, 2004, and 2003: risk-free rates of between 3.24% and 5.16%; dividend yield of 0%; expected life of the options of between 60 and 120 months; and volatility factors of the expected market price of the Company’s common stock of between 61% and 68%.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2005, 2004 and 2003 was $10,951,000, $9,667,000 and $7,271,000, respectively, net of advertising grants received from the State of West Virginia of $1,127,000, $121,000 and $1,743,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

	Year ended December 31
	2005	2004	2003
	(dollars in thousands, except per share amounts)
Net income available to common shareholders	$7,769	$14,455	$15,140
Denominator:
Weighted average shares outstanding	28,303,487	28,449,152	27,813,232
Effect of dilutive securities—warrants and options	312,576	492,032	961,472
Diluted shares outstanding	28,616,063	28,941,184	28,774,704
Basic net income per common share	$0.27	$0.51	$0.54
Diluted net income per common share	$0.27	$0.50	$0.53

The dilutive EPS calculations do not include 175,000, 10,000 and 25,000 of potential dilutive securities for the years ended December 31, 2005, 2004 and 2003, respectively, because they were antidilutive.

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

Scioto Downs’ live racing operations are limited by the race dates assigned to it by the Ohio State Racing Commission. In Ohio, each permit holder may be granted live racing days within a specified time period. The 2005 live racing season at Scioto Downs commenced in May and ended in September. Due to the seasonal nature of the business, during the period when live racing is not being held, Scioto Downs’ revenues are generally limited to simulcasting, which is conducted year round. Similarly, the race dates for Jackson Trotting are determined by the Michigan Racing Commission.

In the Las Vegas market, business levels are generally weaker from Thanksgiving through the middle of January (except during the week between Christmas and New Years) and throughout the summer, and generally stronger from mid-January through Easter and from mid-September through Thanksgiving. The Company’s results at Speakeasy-Las Vegas and Binion’s may also be affected by inclement weather. It is unlikely that the Company will be able to obtain business interruption coverage for casualties resulting from severe weather, and there can be no assurance that the Company will be able to obtain casualty insurance coverage at affordable rates for casualties resulting from severe weather.

Licensing

The Company’s business is highly regulated. The ability of the Company to remain in business and to operate profitably depends upon the Company’s ability to satisfy all applicable racing and gaming laws and regulations.

West Virginia Racing and Gaming Regulation

The Company’s operations at Mountaineer Park are subject to regulation by the West Virginia State Racing Commission (Racing Commission) under the West Virginia Racing Act, and by the West Virginia State Lottery Commission (Lottery Commission) under the West Virginia Racetrack Video Lottery Act (Lottery Act).

The powers and responsibilities of the Racing Commission include, among other things, (i) granting permission annually to maintain racing licenses and schedule race meets, (ii) approving simulcasting activities, (iii) licensing all officers, directors, racing officials and certain other employees of the Company and (iv) approving all contracts entered into by the Company affecting racing and parimutuel wagering operations. Such powers and responsibilities extend to the approval and/or oversight of all aspects of racing and parimutuel wagering operations. In order to conduct simulcast racing, Mountaineer Park is required under West Virginia law to apply for a minimum of 210 live race days each year and to obtain Racing Commission approval for any reduction in race days actually held during that year. The Company has received all necessary approvals to conduct its current operations at Mountaineer Park; however, such approvals are subject to renewal and approval annually. The failure to receive or retain approvals or renewals of approvals, or a delay in receiving such approvals and renewals, could cause the reduction or suspension of racing and parimutuel wagering, as well as of video slot operations, at Mountaineer Park and could have a material adverse effect upon the Company’s business, financial condition and results of operations.

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

Ohio Racing Regulation

Scioto Downs conducts its operations pursuant to a permit issued annually by the Ohio State Racing Commission. All racing conducted by Scioto Downs is conducted in accordance with applicable Ohio statutes and the rules and regulations of the Ohio State Racing Commission. The Ohio State Racing Commission regulates and controls the forms of wager that are permitted at the racetrack, the number of races permitted during a racing program and the days and time that live racing will be permitted. The Commission also approves full-card simulcasting schedules. The Ohio State Racing Commission must license all persons who work at the racetrack. The Ohio State Racing Commission must license all owners, trainers, drivers, and other persons involved in the racing program. The Company has received all necessary approvals to conduct its current operations at Scioto Downs; however, such approvals are subject to renewal and approval annually. The failure to receive or retain approvals or renewals of approvals, or a delay in receiving such approvals and renewals, could cause the reduction or suspension of racing and parimutuel wagering at Scioto Downs and could have a material adverse effect upon the Company’s business, financial condition and results of operations. The Ohio Racing Commission approves all annual licenses for racetracks to conduct harness and thoroughbred horse racing.

Nevada Gaming Regulation

During October 2003, the Company was registered as a publicly traded holding company by the Nevada Gaming Commission (the “Nevada Commission”) without limitations. In addition, the Company and Mountaineer Park, Inc. were approved by the Nevada Commission to participate in parimutuel to share in the revenues from the conduct of off-track parimutuel race wagering in Nevada. Speakeasy Gaming of Las Vegas, Inc. obtained a nonrestricted gaming license to conduct gaming operations at the Company’s property in North Las Vegas without limitations. Likewise, the individuals who applied for required licenses and /or findings of suitability were approved. The approvals granted by the Nevada Commission were conditioned upon an additional employee applying for a finding of suitability. Such application has been filed and is pending review. Binion’s also received a nonrestricted gaming license in March 2004 following the closing of the Company’s acquisition of Binion’s.

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

In order to operate nonrestricted gaming in Nevada, Speakeasy-Las Vegas and Binion’s are required to be licensed as an operator of a casino by the Nevada Gaming Authorities. A gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation (Registered Corporation) and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, Speakeasy-Las Vegas or Binion’s without first obtaining licenses and approvals from the Nevada Gaming Authorities.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company Speakeasy-Las Vegas or Binion’s in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee.

If the Nevada Gaming Authorities were to determine that Speakeasy-Las Vegas or Binion’s had violated the Nevada Gaming Control Act or the regulations promulgated thereunder (collectively, the Nevada Act), the gaming licenses could be limited, conditioned, suspended, or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, Speakeasy-Las Vegas, Binion’s, the Company, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission.

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

Pennsylvania Racing Regulation

In September 2002, the Company’s wholly owned subsidiary, Presque Isle Downs, Inc., was granted a license by the Pennsylvania State Horse Racing Commission to conduct thoroughbred horse racing and parimutuel wagering in Erie, PA. The Company plans to build a state-of-the-art horse racing facility that will also offer entertainment, and fine and casual dining (See Note 7). The State Horse Racing Commission has the power to supervise all thoroughbred horserace meetings at which parimutuel wagering is conducted.

Pennsylvania Gaming Regulations

Presque Isle Downs’ planned slot machine operations will be subject to the Pennsylvania Race Horse Development and Gaming Act (the “Pennsylvania Act”) passed and signed into law in July of 2004. The Pennsylvania Act authorizes the granting of slot machine licenses to up to seven Category 1 licensed facilities (i.e. racetracks) and up to five Category 2 licensed facilities (i.e. non-tracks), along with limited licenses to up to two Category 3 licensed facilities (i.e. resort hotels). Those racetracks and non-track facilities which successfully apply for slot machine licenses will be permitted to operate between 1,500 and 3,000 slot machines each, subject to future expansion of up to 2,000 additional machines per facility upon the approval of the Pennsylvania Gaming Control Board. The licensed resort facilities will be permitted to operate up to 500 machines each.

Each racetrack slot machine licensee in Pennsylvania will be required to pay 34% of its daily gross revenues from gaming less all monetary payouts (“Gross Terminal Revenues”) to the State Gaming Fund, 4% of its Gross Terminal Revenues as a local share assessment, 5% of its Gross Terminal Revenues to the Pennsylvania Gaming Economic Development and Tourism Fund and a maximum of 12% of its Gross Terminal Revenues to a pool (the “Horsemen Pool”) for distribution to each racetrack’s horsemen, in the form of purses and other awards. Non-track and resort facilities will be bound to make the same percentage distributions but, since they do not conduct horse racing, they will contribute to the Horsemen Pool that portion of their Gross Terminal Revenues which is equal, on a pro rata basis, to the amount contributed to the Horsemen Pool by Category 1 licensees. The Horsemen Pool will then be allocated among the horsemen at each of the Category 1 licensed facilities, with the intention of providing payments to the horsemen at each racetrack, which are equivalent to 18% of that track’s Gross Terminal Revenues.

All racetrack licensees offering slot machines in Pennsylvania must pay an upfront fee of $50.0 million and will be required to commit a minimum of $5.0 million over a five year period, and a minimum of $0.25 million annually for five years thereafter, for improvements and maintenance of its backstretch (we expect to be exempt from the $5 million requirement entirely and from the annual $0.25 million requirement for a period of ten years because we are building a new facility). We filed our application for a Category 1 license for Presque Isle Downs on December 28, 2005. Upon receipt of our license, we will be subject to Pennsylvania’s gaming laws and regulations of the Pennsylvania Gaming Control Board similar to those in effect in Nevada.

Minnesota Racing Regulation

In December 2003, North Metro Harness Initiative, LLC and Southwest Casino and Hotel Corp. filed applications for Class A and Class B licenses, respectively, to develop and operate a harness racing track and card club in Anoka County, Minnesota, after which time the Company acquired a 50% equity interest in North Metro Harness. The Class B license application was subsequently amended to reflect the Company’s participation and, on January 19, 2005, the Minnesota Racing Commission voted to grant Class A and Class B licenses to North Metro. The Class A License is effective until revoked or suspended by the Racing Commission, or relinquished by the licensee. The Class B License is renewable each year by the Racing Commission after a public hearing (if required by the Racing Commission).

Minnesota established the Minnesota Racing Commission to regulate horse racing and card playing in the state under its parimutuel horse racing statute. North Metro and the Company, as a 50 percent owner of North Metro, are subject to the horse racing statute and rules and regulations promulgated under it (the “Racing Act”). North Metro’s horse racing operations will also be subject to the Federal Interstate Horse Racing Act of 1978.

The Racing Commission has broad authority to enforce the Racing Act and regulate substantially all aspects of horse racing in Minnesota. The Racing Commission granted and will oversee North Metro’s operating licenses, will license all employees of North Metro’s racetrack as well as jockeys, trainers, veterinarians and other participants, regulates the transfer of ownership interests in licensees, allocates live race days and simulcast-only race days, approves race programs, regulates the conduct of races, sets specifications for the racing ovals, animal facilities, employee quarters and public areas of North Metro’s racetrack, regulates the types of wagers on horse races and approves significant contractual arrangements with North Metro, including management agreements, simulcast arrangements, totalizator contracts and concessionaire agreements. Adverse decisions by the Racing Commission in regard to any one or more of these matters could adversely affect the Company’s operations.

The Racing Act requires prior approval by the Racing Commission of all officers, directors, 5% shareholders, or other persons having a present or future direct or indirect financial or management interest in any person applying for a Class A and Class B, and if a change of ownership of more than 5% of the licensee’s shares is made after an application is filed or the license issued, the applicant or licensee must notify the Racing Commission of the changes within five days of this occurrence and provide the information required by the Racing Act.

Card Club Regulation

North Metro has submitted a card club plan of operation for approval by the Racing Commission in connection with North Metro’s Class B license. If the card club plan of operation is approved, the Racing Commission will regulate the playing of “unbanked” or “player pool” card games at North Metro’s card club, as well as harness racing. North Metro must reimburse the Racing Commission for its actual costs, including personnel costs, of regulating the card club. North Metro must have the Class B license and card club authorization renewed annually by the Racing Commission after a public hearing (if required by the Racing Commission).

Michigan Racing Regulation

Operations at Jackson Harness in Jackson, Michigan are subject to regulation under Michigan’s Horse Racing Law of 1995 and regulations promulgated under that law. The law is administered by the Office of Racing Commissioner which is part of the Michigan Department of Agriculture. The Racing  Commissioner has general supervisory control over pari-mutual betting and the conduct of horse racing. Those powers include:

•       annual Licensing of tracks, individuals or entities participating in the conduct of racing and pari-mutual wagering;

•       conduct of background checks on such individuals, including fingerprinting and criminal record examination;

•       establishment of race calendars;

•       inspection of facilities, books and records; and

•       regulation of simulcast races, subject to a contract with the local county.

The conduct of horse racing is pervasively regulated in the State of Michigan. By becoming licensed, the individuals consent to inspections. The Commissioner has the power to summarily suspend a license for violation of the Horse Racing Law or rules.

Political Climate

The Company’s ability to remain in the gaming business depends on the continued political acceptability of gaming activities to both the public and state governmental officials. In addition, the gaming laws impose high tax rates, and fixed parimutuel commission rates which, if altered, may diminish the Company’s profitability. Management is aware of nothing to indicate that West Virginia, Nevada and Pennsylvania state officials will change their policies toward gaming activities, particularly video lottery gaming; however, there are no assurances that such policies will not be changed. Any substantial unfavorable change in the enabling laws or tax rates on gaming revenues could make the Company’s business substantially more onerous, less profitable or illegal, which would have a material adverse effect on the Company’s business.

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

Separately, the Company purchased for $1.8 million a parcel of land previously subject to a ground lease. The Company also assumed or entered into ground leases for certain portions of the acreage upon which the property is situated. The leases have remaining terms ranging from 25 to 68 years and aggregate current annual rentals of approximately $6.4 million. The rentals are subject to certain periodic increases. The purchase price was funded with cash on hand and borrowings of $1.8 million under the Company’s revolving credit facility. Harrah’s served as the primary day-to-day operator of the property on an interim basis, subject to certain oversight and review by a joint committee of the two companies. The joint operating agreement had an initial term of one year and Harrah’s could have extended for up to an additional two years. During the term of the joint operating agreement, the Company received guaranteed payments, net of all of the property’s operating expenses including the ground leases. The Company received $2.1 million during 2004, and received an aggregate of $2.4 million for the initial one-year term ending March 9, 2005. On October 26, 2004, Harrah’s notified the Company that Harrah’s would not extend the joint operating agreement beyond the initial one-year term. Accordingly, the Company took over the operations of Binion’s on March 10, 2005 and renamed it Binion’s Gambling Hall & Hotel. The Company is currently analyzing financial information to determine if Harrah’s achieved the specified operational milestones and is entitled to the additional purchase price payment of $5.0 million, which has been accrued. The accrued (non-cash) amount has not been reflected in the consolidated statement of cash flows for 2005.

Harrah’s retained the rights to certain intellectual property, including the names “Horseshoe” and “World Series of Poker” and the Company retained the right to use the name Binion’s in Clark County, Nevada. The property, which had been closed since January 9, 2004 when gaming and federal regulators forced the shutdown of the hotel and casino, reopened on April 1, 2004.

The acquisition has been accounted for under the purchase method and Binion’s results, consisting of payments received under the joint operating agreement, depreciation expense, and amortization of deferred leasehold obligation have been included in the Company’s consolidated results from the date of acquisition. The purchase price has been allocated to the assets acquired consisting of land, building, equipment, intangible and other assets based upon an independent asset valuation. The purchase price has been allocated as follows:

Current assets	$650,000
Other assets	166,000
Property and equipment	30,832,000
Intangible assets	1,060,000
Deferred leasehold obligation	(5,250,000)

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

The Company has not included pro forma information utilizing historical financial data because the Company did not believe such information would be indicative of future operations, particularly in light of the fact that the Company would not be operating the Binion’s property for at least one year after the acquisition.

Acquisition of 50% Interest in North Metro Harness Initiative, LLC

In June 2004, the Company’s wholly-owned subsidiary, MTR-Harness, Inc., acquired (for an initial investment of $10,000) a 50% interest in North Metro Harness Initiative, LLC (“North Metro”), then a subsidiary of Southwest Casino and Hotel Corporation. On January 19, 2005, the Minnesota Racing Commission granted North Metro a license to construct and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota, approximately 30 miles northeast of downtown Minneapolis on a 178.4-acre site currently under option. The racetrack will be the second of only two racetracks permitted by current law in the seven county Minneapolis metropolitan area.

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

The purchase agreement called for the Company to invest an additional $7.5 million in the project, but the Company may elect to increase its investment or provide credit enhancements. During 2004, the Company made capital contributions of approximately $108,000, and in 2005 invested an additional $8.6 million (exclusive of legal and other fees) in North Metro, which includes $7.4 million invested in October 2005 in connection with North Metro’s acquisition of the real property for this project.

The Company has determined that North Metro is a variable interest entity in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities’’ (FIN 46) and subsequent revision FIN 46R. The Company has concluded that it is the primary beneficiary for this entity within the meaning of FIN 46(R). Accordingly, effective with this determination the Company is consolidating the financial statements of North Metro effective with October 2005. The Company’s at-risk investment in North Metro is $8.7 million.

Acquisition of Jackson Trotting Association, LLC

On December 6, 2005, the Company’s wholly-owned subsidiary, Jackson Racing, Inc., acquired a 90% interest in Jackson Trotting Association, LLC a Michigan limited liability company that operates Jackson Harness Raceway for $2 million (exclusive of legal and other fees). Jackson Trotting offers harness racing, parimutuel wagering and casual dining. Jackson Trotting leases a portion of the Jackson County Fairgrounds from Jackson County. Its lease with Jackson County expires on December 31, 2012.

The acquisition has been accounted for under the purchase method and Jackson Trotting’s results have been included in the Company’s consolidated results from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon a preliminary determination by management, subject to adjustment pending finalization and should new or additional facts about the business become known. The purchase price was allocated principally as follows:

Current assets	$103,000
Other assets	185,000
Property and equipment	54,000
Intangible assets	2,774,000
Current liabilities	(351,000)
Other liabilities	(208,000)

The intangible assets consist principally of the fair value assigned to the racing licenses held by Jackson Trotting. The value assigned to the licenses considers that the racing licenses permit Jackson Trotting to conduct live racing and simulcasting operations as established by the Michigan Racing Commission and in addition, under prior legislative proposals in Michigan would permit Jackson Trotting to operate electronic gaming devices. The license shall be renewed each year unless the Michigan Racing

Commission rejects the application for good cause. Accordingly, the racing licenses are considered to have an indefinite life and will not be amortized.

The Company has not included pro forma information because the acquisition and its impact on consolidated operations are not considered material.

Acquisition of Scioto Downs, Inc.

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

The acquisition has been accounted for under the purchase method and Scioto Downs’ results have been included in the Company’s consolidated results from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon appraisals of estimated fair values. The purchase price was allocated principally as follows:

Current assets	$2,230,000
Other assets	15,000
Property and equipment	13,689,000
Intangible assets	13,225,000
Current liabilities	(3,754,000)
Deferred tax liabilities, net	(1,090,000)
Long-term obligation	(2,527,000)

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

The unaudited pro forma combined historical results, assuming Scioto Downs had been acquired at the beginning of 2003, are estimated to be as follows:

Year ended December 31, 2003
(dollars in thousands)
Total revenues	$299,181
Net income	14,220
Net income per share—basic	$0.51
Net income per share—diluted	$0.49

The pro forma results include the additional depreciation of the property and interest expense on the debt incurred to finance the purchase. The unaudited pro forma results of operation have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would actually have resulted had the Scioto Downs acquisition occurred as of January 1, 2003.

Acquisition of Land

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

Sale of Property

On October 10, 2005, the Company sold all but approximately 25 acres of the previously acquired 229 acres and other real property purchased as an alternative site for the proposed racetrack in Erie, Pennsylvania for $4,000,000.  The sale after consideration of closing costs resulted in a gain of approximately $132,000. The Company also sold in December 2005 property for $710,000 that after closing costs resulted in a gain of $454,000. The Company also disposed of certain equipment and expensed certain land option and related legal and other costs that resulted in a loss of $510,000.

On March 11, 2003 the Company completed the sale of its hotel/casino property in Reno, Nevada for a $2,950,000 purchase price which approximated its carrying value. The terms of the sale included a down payment of $787,500 (exclusive of closing costs), and a seven-year promissory note, secured by a first mortgage on the property and guaranteed by the purchaser’s principals. The sale after consideration of closing costs resulted in a loss of approximately $18,000. The loss on the sale of the Reno Property is included in “gain/loss on disposal of property”, which also includes a gain of $450,000 principally from the sale of land at Mountaineer Park in connection with a State road widening project.

5.   PROPERTY AND EQUIPMENT

At December 31, property and equipment consist of the following:

	2005	2004
	(dollars in thousands)
Land	$44,903	$34,731
Building and improvements	163,924	157,843
Equipment (Note 6)	90,942	77,037
Furniture and fixtures	17,144	16,252
Construction in progress	33,862	10,082
	350,775	295,945
Less accumulated depreciation	(94,608)	(73,403)
	$256,167	$222,542

Depreciation expense charged to operations related to property and equipment during the years ended December 31, 2005, 2004 and 2003 was $22,635,000, $19,508,000 and $17,110,000, respectively.

6.   LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt at December 31 is summarized as follows:

	2005	2004
	(dollars in thousands)
Senior unsecured notes, (net)	$129,058	$128,836
Credit agreement	20,000	—
Promissory note	2,025	2,196
Term debt	2,357	2,484
	153,440	133,516
Less current portion	(474)	(383)
Long-term portion	$152,966	$133,133

Senior Unsecured Notes

On March 25, 2003 the Company consummated the private sale of $130 million of 9.75% senior unsecured notes that were priced at 98.806%. The Company subsequently exchanged these notes for registered notes. The net proceeds after discounts, fees and expenses of the offering were approximately $123.9 million, of which $93.4 million was used to repay all amounts outstanding and due under the Second Amended and Restated Credit Agreement. The remaining proceeds were for general corporate purposes, including the acquisition of Scioto Downs. The senior unsecured notes mature on April 1, 2010. On or prior to 2006, the Company may redeem up to 35% of the aggregate principal amount of the senior unsecured notes, plus accrued and unpaid interest, with the net cash proceeds of certain public offerings of the Company’s stock. On or after April 1, 2007, the Company may redeem all or a portion of the senior unsecured notes at a premium that will decrease over time as set forth in the agreement, plus accrued and unpaid interest. The discount is being amortized over the term of the notes and is included in amortization expense.

Credit Agreement

On June 27, 2002, the Company, Mountaineer Park, Speakeasy Las Vegas and Speakeasy Reno, entered into the Second Amended and Restated Credit Agreement with a syndication of lenders led by Wells Fargo Bank, National Association (Wells Fargo) to increase the credit line from $85 to $100 million; increase the permitted borrowing for equipment from $13 million to $21 million; increase the amount permitted for investment/acquisitions from $15 million to $50 million; and increase the amount that can be invested for the expansion of Mountaineer by $35 million. The amendment also revised the commencement of the scheduled commitment reduction date from March 2003 to June 2003 and changed certain financial covenants. This facility allowed for interest only payments through the commencement of the scheduled commitment reduction beginning on June 30, 2003, through the maturity date, at which time the entire balance became due and payable.

On March 28, 2003, the Company entered into the Third Amended and Restated Revolving Credit Agreement in the amount of $50 million with Wells Fargo Bank. Under the Third Amended and Restated Credit Agreement, up to $10.0 million was available for use in connection with letters of credit, and up to $10.0 million in short term funds was available for use under a “swing line” facility on same day notice to lenders.

On November 12, 2003 the Third Amended and Restated Revolving Credit Agreement was amended (effective September 30, 2003) to give consideration to the Scioto Downs acquisition. The Third Amended and Restated Revolving Credit Agreement was further amended on February 25, 2004, June 4, 2004 and September 29, 2004 to give consideration to the acquisitions of Binion’s, the 50% interest in North Metro Harness Initiative LLC., and the real property at the site referred to as the International Paper site, respectively.

On December 27, 2005, the Company entered into the Fourth Amended and Restated Credit Agreement which provides for an $85.0 million senior secured revolving credit facility. Under the Fourth Amended and Restated Credit Agreement, up to $55.0 million is available for use in connection with letters of credit, and up to $10.0 million in short term funds is available for use under a “swing line” facility on same day notice to lenders. The Fourth Amended and Restated Credit Agreement permits us to finance separately up to $35 million for equipment, including gaming equipment, during the term of the credit facility.

Obligations under the Fourth Amended and Restated Credit Agreement are guaranteed by each of the Company’s operating subsidiaries. Borrowings under the Fourth Amended and Restated Credit Agreement and the subsidiary guarantees are secured by substantially all of the assets of the Company and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees. In general, borrowings under the Fourth Amended and Restated Credit Agreement will bear interest based, at the Company’s option, on either the agent bank’s base rate or LIBOR, in each case plus a margin. The applicable margin will be based on the leverage ratio at the time and will range from 75 to 275 basis points for base rate loans and 200 to 400 basis points for LIBOR loans. Loans under the Fourth Amended and Restated Credit Agreement mature in 2008, five years after the date of execution of the Credit Agreement. The Company must also pay a quarterly non-usage commitment fee which is based upon the leverage ratio. As of December 31, 2005 amounts outstanding under the credit facility totaled $20.0 million and letters of credit for approximately $51.0 million were also outstanding.

The Fourth Amended and Restated Credit Agreement contains customary affirmative and negative covenants that include the requirement that the Company satisfy, on a consolidated basis, specified quarterly financial tests and events of default, as defined. The Company was in compliance with the loan covenants as of December 31, 2005. Under the Credit Agreement, the Company can spend between a minimum 1% and a maximum 6% of gross revenues derived from the previous fiscal year on maintenance of the Company’s properties.

In October 2000, as required by the Credit Agreement, the Company entered into an Interest Rate Cap Agreement with Wells Fargo at a cost of $214,750. The agreement caps the Company’s interest rate under the Credit Agreement at 7.55% (plus the applicable margin) with respect to $30 million of principal. This agreement expired on December 31, 2003 (See Note 2).

Additional Proposed Financing

The Company intends to finance current and future expansion projects (Note 7) primarily with cash flow from operations, borrowings under its bank credit facility, and incurrence of additional debt, including the contemplated amendment of its secured revolving credit facility.  In order to consummate the additional debt financing, the Company will require the prior consents of the holders of at least a majority in aggregate principal amount of the Company’s outstanding 9¾% Senior Notes due 2010 that are not owned by the Company or any of its affiliates.

Other Debt Financing Arrangements

In November 2002, in connection with the acquisition of a corporate airplane, the Company issued a promissory note for $2,524,000, bearing interest at 5.63% per annum. Under the terms of the note, the Company is required to make 59 monthly payments of $24,236 through October 2007, with a final payment of $1,692,000 due November 2007. As of December 31, 2005 and 2004, there was $2,025,000 and $2,196,000 outstanding under the promissory note, respectively.

In January 1999, in connection with the acquisition of an 18-hole golf course, the Company assumed approximately $158,000 of term debt. The term debt, with interest at 10%, is being repaid with monthly principal and interest payments of $2,466 through August 2006. As of December 31, 2005 and 2004, there was $19,000 and $45,000, respectively, outstanding under the promissory note and term debt.

In April 1999, Scioto Downs entered into a term loan agreement that provides for monthly payments of principal and interest of $30,025 through September 2013. The effective interest rate is 6.25% per annum. The term loan is collateralized by a first mortgage on Scioto Downs’ real property facilities, as well as other personal property, and an assignment of the rents from lease arrangements. At December 31, 2005 and 2004, there was $2,083,000 and $2,439,000, respectively, outstanding under the term loan. Scioto Downs, Inc’s term loan agreement contains an acceleration clause whereby the lender has the right to declare the loan immediately due and payable if, in the lender’s judgment, an event has occurred which is likely to have a material adverse effect on the Company.

Capital Leases

On January 27, 2000, Mountaineer Park entered into a line of credit with PNC Leasing, LLC (PNC), a subsidiary of PNC Bank, National Association (the PNC Financing). The proceeds of this line of credit are to be used to lease equipment for video lottery operations at the Mountaineer Park. The line of credit is subject to annual renewal. There was nothing drawn under the line of credit during 2005 and 2004. The interest rate for the PNC Financing will be fixed at the time of each draw, and is tied to the prime rate at the Federal Reserve Bank of Cleveland on that day, plus a margin of 1%. The lease agreements have terms of three years. At December 31, 2004 the balance outstanding under the PNC master lease line of credit was $939,000, which was repaid during 2005.

On November 12, 2001 Mountaineer Park entered into a master lease agreement with National City Leasing Corporation (National City Master Lease). During 2002, lease agreements were entered into pursuant to the master lease agreement to finance the acquisition of video lottery machines for $2,854,000. The lease agreements have terms of three years with interest rates ranging from 4.68% to 5.892%. At December 31, 2004, the balance outstanding under the National City Master Lease was $604,000, which was repaid during 2005.

During 2002, Mountaineer Park entered into a capital lease arrangement with BB&T Leasing Corporation (BB&T lease) to finance the acquisition of video lottery terminals for $758,000. The lease agreement has a term of three years with an interest rate of 5.82%. At December 31, 2004, there was $245,000 outstanding under this lease agreement, which was repaid during 2005.

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

Property, plant and equipment at December 31, 2005 and 2004 include the following amounts for capitalized leases:

	2005	2004
	(dollars in thousands)
Equipment	$19	$9,334
Less allowance for depreciation	(16)	(4,585)
	$3	$4,749

There were no capital leases executed during 2005, 2004 or 2003.

Annual Commitments

Scheduled principal payments under all debt and capital lease agreements as of December 31, 2005 are as follows:

	Long-Term Debt	Capital Leases
	(dollars in thousands)
2006	$504	$3
2007	2,062	—
2008	20,238	—
2009	257	—
2010	130,287	—
Thereafter	866	—
Total long-term debt/minimum lease payments	154,214	3
Less amount representing discount and premium, net	(774)	—
Less amount representing interest	—	—
	153,440	3
Less current maturities	(474)	(3)
Long term obligations	$152,966	—

7.   COMMITMENTS AND CONTINGENCIES

Mountaineer Bond Requirements

Mountaineer Park is required to maintain bonds in the aggregate amount of $800,000 as of December 31, 2005, for the benefit of the Lottery Commission through June 30, 2006. The bonding requirements have been satisfied via the issuance of surety bonds (collateralized by certain bank deposits) and a letter of credit.

Operating and Land Leases

The Company leases various equipment, including some of its video lottery terminals, timing and photo finish equipment, videotape and closed circuit television equipment, and certain parimutuel equipment under operating leases. For the years ended December 31, 2005, 2004, and 2003, total rental expense under these leases was approximately $1,066,000, $957,000, and $1,266,000, respectively.

As discussed in Note 4, in connection with the Binion’s acquisition the Company assumed or entered into ground leases for certain portions of the acreage upon which the property is situated. The leases have terms ranging from 28 to 71 years and current annual rentals of approximately $6.4 million. During 2004, these lease payments were made by Harrah’s in accordance with the Joint Operating Agreement. Effective with the takeover of the operations of Binion’s by the Company on March 10, 2005 the Company commenced making the land lease payments.

Jackson Trotting leases racing facilities at Jackson County Fairgrounds for a term of eight years ending December 31, 2012. Rentals include certain base amounts as well as percentages of live and simulcasting parimutuel wagering handle. The minimum combined live and simulcast rental will be $85,000. The Company is required to make certain capital expenditures during the course of the lease.

Future Minimum Lease Payments

Future annual minimum payments under all material operating and land leases as of December 31, 2005 are as follows:

	Operating	Land
	(dollars in thousands)
2006	$629	$6,904
2007	314	6,494
2008	226	6,515
2009	176	6,734
2010	93	6,800
Thereafter	—	438,638

Litigation

In January 2006, a jockey who was injured during a race at Mountaineer in July of 2004, filed a first amended complaint in which he alleges that Mountaineer was negligent in its design, construction and maintenance of the racetrack as well as in its administration of races, and that MTR is likewise liable as mountaineer’s corporate parent. The plaintiff seeks medical expenses to date of $550,000, future medical expenses, unspecified lost wages and other damages resulting from his injuries. The plaintiff seeks in excess of $10 million in damages. The plaintiff’s wife seeks $2 million for loss of consortium. Mountaineer has answered the complaint, denying any negligence or wrongdoing and further alleging that the plaintiff’s injuries, to the extent the result of negligence, resulted from the plaintiff’s own negligence or the negligence of others. In a separate action, the jockey has sued a jockeys’ guild and certain of its former officers for failure to maintain certain insurance and failure to inform the jockey that they had permitted such insurance to lapse. The guild has impleaded Mountaineer and MTR as third-party defendants and cross claimed against them. The Company believes, but cannot assure, that it has sufficient liability insurance coverage for this claim.

The Company is party to various lawsuits which have arisen in the normal course of its business. The liability, if any, arising from unfavorable outcomes of lawsuits is presently unknown.

Presque Isle Downs—Pennsylvania

On July 17, 2003, the Pennsylvania State Horse Racing Commission unanimously reinstated Presque Isle Downs’s license to build a thoroughbred horse racetrack and conduct parimutuel wagering in Erie, Pennsylvania. Appeals relating to the issuance of the license were ultimately resolved on December 30, 2004. The site for Presque Isle Downs is a 272 acre site at the intersection of I-90 and Route 97 in Summit Township, Erie County, Pennsylvania (the “Licensed Site). In April 2004 and March 2005, the Company purchased parcels aggregating approximately 272 acres of the Licensed Site for a total of approximately $10.0 million. An additional $1.0 million is payable in connection with previously acquired parcels when the Company commences gaming operations at Presque Isle Downs. During October 2005, the Company commenced land development work and construction of a new road and expects to complete the clubhouse building in the fourth quarter of 2006 and the racetrack and the remainder of the facility in the fourth quarter of 2007.

In July of 2004, the Pennsylvania Legislature passed, and Governor Rendell signed into law, a bill permitting slot machines at the Commonwealth’s licensed racetracks (including Presque Isle Downs) and certain other locations, subject to licensing by the newly formed Gaming Control Board. The Company plans to operate slot machines in the clubhouse building simultaneous with the completion of construction of the racetrack and remaining elements of the project. Our target is to open by November 2006 with 1,600 slots and to reach 2,000 machines by the spring of 2007. These targets assume no unforeseen construction delays, licensing in the summer of 2006, and the state’s readiness to commence operations.

With respect to racing, the Company’s plans call for a state-of-the-art horse racing facility featuring racing as well as other entertainment and fine and casual dining. The completed facility will contain a thoroughbred racetrack, a grandstand and clubhouse consisting of 140,000 square feet, barns that will accommodate 1,000 horses, a paddock, and related facilities for the horses, jockeys, and trainers, and approximately 3,400 parking spaces. Presque Isle Downs is expected to hold live racing 150 days per year, primarily between June and September.

Apart from land acquisition costs, closing costs, and costs for gaming equipment, that are expected to aggregate approximately $45 million dollars, and the $50 million licensing fee, we anticipate spending approximately $140 million to build Presque Isle Downs, without giving effect to anticipated proceeds from the sale of the alternative sites or any tax incentives. The Company has determined that it will not build a separate building for preliminary slot operations, but rather plans to operate the slots in the permanent facility during construction of the racetrack. Upon commencement of parimutuel operations at Presque Isle Downs, the Company has agreed to purchase a nearby off track wagering facility for $7 million and to offer comparable employment to employees at that facility.

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

In October 2005, the Company completed the sale of all but approximately 24 acres of the International Paper site for $4.0 million to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is managed by the municipality (the GEIDC). Although the sales agreement was subject to, among other things, the release of the Company (by International Paper Company and the PaDEP) from its obligations under the consent order (as discussed below), the Company waived this closing condition. In connection with the acquisition of the International Paper site, the Company entered into a consent order with the Pennsylvania Department of Environmental Protection (the PaDEP) regarding a proposed environmental remediation plan for the site. The proposed plan was based upon a “baseline environmental report” and it was estimated that such remediation would cost approximately $3.0 million. The GEIDC assumed primary responsibility for the obligations under the consent order relating to the property they acquired. GEIDC has agreed to indemnify the Company from any breach by GEIDC of its obligation under the consent order. However, the Company has been advised by the PaDEP that the Company has not been released from its liability and responsibility under the consent order. Discussions by the Company are ongoing with the PaDEP regarding its role in the consent order. A revised estimate of the remediation costs cannot be determined at this time since such a determination will be dependent upon the development activities of the GEIDC.

The Company is currently investigating and evaluating sale and other development opportunities for the alternative sites.

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

The agreement was amended on December 22, 2004 to provide for a one year extension as President and CEO and three additional years as Chairman. The Compensation during the three additional years as Chairman is based upon 25% of the average of the corresponding amounts paid during the last three years as President and CEO.

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

The agreement provides that if the Officer’s period of employment and period as Chairman is terminated by reason of death or physical or mental incapacity, the Company will continue to pay the Officer or his estate the compensation otherwise payable to the Officer for a period of two years. If the Officer’s period of employment and period as Chairman is terminated for a reason other than death or physical or mental incapacity or for cause, the Company will continue to pay the Officer the compensation that otherwise would have been due him for the remaining period of the amended agreement. If the Officer’s period of employment and period as Chairman is terminated for cause, the Company will have no further obligation to pay the Officer, other than compensation unpaid at the date of termination.

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

A May 2005 amendment of the employment agreement adjusts certain payment dates to assure compliance with Section 409A of the Internal Revenue Code.

The Company also entered into a deferred compensation agreement dated January 1999 whereby the Company has purchased a life insurance policy on the Officer’s life (face amount of $4.3 million and annual premium of $150,000). The owner of the policy is the Company. The Officer will also be entitled, after the Company recoups the aggregate premiums paid, to an annual benefit, as defined, upon retirement, death or termination out of the cash value of the insurance policy.

Other Employment Agreements and Deferred Compensation Agreements

The Company entered into various employment agreements during 2005 and 2004 with other employees. The Company also entered into an additional deferred compensation agreement dated June 1999 whereby the Company purchased life insurance on this employee’s life (aggregate face amount of $763,000 and aggregate annual premiums of $37,000). The owner of the policy is the Company. The employees will also be entitled, after the Company recoups the aggregate premiums paid, to an annual benefit, as defined, upon retirement, death or termination out of the cash value of the insurance policies.

Director Agreements

The Company’s non-employee directors receive an annual stipend of $24,000 and a per meeting fee of $1,500 (except that the Chairman of the Special Negotiating Committee formed in connection with a proposed management buy out receives $2,000 per meeting). Directors who are employees of the Company do not receive compensation for attendance at Board meetings. All board members are reimbursed for expenses they incur in attending meetings.

8.   RETIREMENT PLANS

Mountaineer Park has a qualified defined contribution plan covering substantially all of its employees (the “Plan”). The Plan was ratified retroactively on March 18, 1994 by the legislature of the State of West Virginia. The Plan contributions are based on .25% of the race track and simulcast wagering handles, and approximately 0.5% of the net revenues of video lottery activities beginning March 18, 1994. Contributions to the Plan for the years 2005, 2004, and 2003 were $1,905,000, $1,382,000 and $1,338,000, respectively.

Scioto Downs sponsors a noncontributory defined-benefit plan covering all full-time employees meeting certain age and service requirements. On May 31, 2001, the plan was amended to freeze eligibility, the accrual of years of service and benefits. Scioto Downs’ pension (income)/expense amounted to ($34,000), ($60,000) and $11,000 for 2005, 2004 and 2003 (from the date of acquisition), respectively. Scioto Downs’ funding policy is to contribute annually an amount sufficient to fund the plan’s estimated past service costs over a 30-year period using a different actuarial cost method and different assumptions from those used for financial reporting.

Scioto Downs’ funded status of the plan at December 31, 2005 and 2004 is as follows:

	2005	2004
	(dollars in thousands)
Change in projected benefit obligation:
Benefit obligation as of the beginning of the year	$1,229	$1,270
Benefit obligation assumed in business combination	—	—
Service cost	—	—
Interest cost	80	78
Actuarial (gain)/loss	(24)	(1)
Amendments	—	—
Benefits paid	(118)	(118)
Benefit obligation as of the end of the year	$1,167	$1,229
Change in plan assets:
Fair value of assets at the beginning of the year	$1,482	$1,412
Fair value of assets acquired in business combination	—	—
Actual return on plan assets	114	157
Other allocation adjustments	—	—
Employer contributions	—	31
Benefits paid	(118)	(118)
Fair value of assets at the end of the year	1,478	1,482
Funded Status Excess	311	253
Unrecognized net actuarial loss	72	96
Prepaid pension cost—Net amount recognized in the Company’s balance sheets	$383	$349

The following assumptions were used to determine the benefit obligation and net periodic pension cost for the Scioto Downs’ defined benefit pension plan.

	December 31
	2005	2004
Discount rate	7.0%	6.5%
Rate of increase in compensation levels	0.0%	0.0%
Long-Term rate of return on assets	8.0%	8.0%

The costs related to the Scioto Downs’ defined benefit pension plan were as follows:

	December 31
	2005	2004
	(dollars in thousands)
Components of Net Periodic Benefit Cost:
Service Cost	$—	$—
Interest Cost	80	78
Expected Return on Plan Assets	(114)	(138)
Net Amortization of Gains/Losses	—	—
Net Pension Income	$(34)	$(60)

The expected rate of return is established at the beginning of the fiscal year based upon information available to the Company at that time, including the plan’s investment mix and the forecasted rates of return on these types of investments. In determining the expected rate of return on plan assets, Scioto Downs considered the historical rates of return earned on plan assets, an expected return percentage by asset class and the investment mix. Any differences between actual experience and assumed experience are deferred as an unrecognized actuarial gain or loss. The unrecognized actuarial gains or losses are amortized into net periodic benefit cost in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” The expected rate of return determined as of January 1, 2006 totaled 8%. This assumption will be used to derive the net periodic benefit cost for the Scioto Downs’ defined benefit plan.

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

The Company made cash contributions to the Scioto Downs pension plan totaling $31,000 in 2004 and $550,000 in 2003 during the period subsequent to the date of the acquisition. There were no contributions to the plan in 2005. The 2003 contribution was required in order to reduce the unfunded benefit obligation in accordance with terms of the Company’s revolving credit facility. The Company does not expect to make a contribution to the Scioto Downs’ defined benefit pension plan in 2006.

Scioto Downs also has a 401(k) savings plan covering substantially all full-time employees. Scioto Downs expensed matching contributions of $47,000, $51,000 and $20,000 in 2005, 2004 and 2003 during the period subsequent to the date of the acquisition, respectively.

9.   OTHER ACCRUED LIABILITIES

At December 31 other accrued liabilities consist of the following:

	2005	2004
	(dollars in thousands)
HHLV Management Company, LLC.	$5,000	$—
Construction contract retention	2,771	—
Southwest Casino and Hotel Corp.	1,656	—
Accrued real estate taxes	1,072	996
Other	7,788	5,262
	$18,287	$6,258

10.   SHAREHOLDERS’ EQUITY

Limitations On Dividends

Under the Company’s and lender’s credit agreement, the Company is prohibited from paying any dividends without the lender’s consent. The Company currently intends to retain all earnings, if any, to finance and expand its operations.

Common Stock

During 2005 and 2003, the Company repurchased and retired 1,281,200 and 554,700 shares of its common stock in the open market for $10,996,000 and $3,830,000, respectively. There were no stock repurchases during 2004.

On February 7, 2005 and November 1, 2005, the Company granted 10,000 and 25,000, respectively, nonqualified options to employees pursuant to employment agreements.

On April 13, 2005 pursuant to the 2004 Employee Stock Incentive Plan, the Company granted to twenty employees non qualified options to purchase a total of 190,000 shares of the Company’s common stock for $11.30 per share the market price on the date of grant as quoted on the NASDAQ stock market. The options vest immediately and have a term of ten years.

On July 21, 2005, the Company’s shareholders ratified the 2005 Stock Incentive Plan and reserved 200,000 shares of the Company’s common stock for issuance under the Plan. No options or shares have been granted under the 2005 Plan.

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

Stock options granted under the Company’s 2002 Stock Incentive Plan and predecessor plans (Incentive Plans) have been and may be granted at not less than market prices on the dates of grant. Options granted under the Incentive Plans have a maximum term of ten years. Stock options granted under the 2002 Incentive Plan vest over 3 years while prior incentive plans vest immediately. As of December 31, 2005, approximately 130,000 shares of common stock were reserved for future awards (exclusive of currently outstanding options) under the Incentive Plans.

During each of the years in the three-year period ended December 31, 2005, stock option and warrant activity is as follows:

	Number of Shares	Exercise Price Range Per Share				Weighted Average Exercise Price
Balance, December 31, 2002	3,160,500	$0.01	–	$15.00	(1)	$2.96
Granted	355,000	$8.00	–	$9.85		$15.00
Canceled	(50,000)	$6.25	–	$13.60		$5.73
Exercised	(1,639,000)	$0.01	–	$8.00		$3.09
Expired	—	—				—
Balance, December 31, 2003	1,826,500	$2.00	–	$15.00		$2.95
Granted	25,000	$9.02				$ 8.13
Canceled	—	—
Exercised	(714,000)	$2.50	–	$7.30		$2.45
Expired	—	—				—
Balance, December 31, 2004	1,137,500	$2.50	–	$15.00		$4.21
Granted	225,000	$6.64	–	$11.40		$9.02
Canceled	—	—
Exercised	(112,116)	$2.50	–	$8.00		$4.79
Expired	—	—				—
Balance, December 31, 2005	1,250,384	$2.50	–	$15.00		$6.66

(1)          Includes options to purchase 20,000 shares of common stock at $0.01 per share.

The weighted average fair value of options granted during 2005, 2004, and 2003 was $11.31, $4.98, and $5.44, respectively.

The following summarizes information about the Company’s stock options and warrants outstanding at December 31, 2005:

Range of Exercise Prices	Number Outstanding December 31, 2005	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Fair Value
$2.00 to $2.50	486,350	4.17	2.5	486,350	1.30
$7.00 to $7.30	169,000	5.33	7.30	169,000	3.69
$8.00 to $8.50	270,034	7.33	8.00	201,689	5.50
$9.00 to $9.85	50,000	8.33	9.44	50,000	4.81
$10.00 to $10.85	25,000	.42	10.85	25,000	4.61
$11.00 to $11.40	200,000	9.64	11.31	200,000	7.84
$13.00 to $13.60	25,000	5.92	13.60	25,000	5.75
$15.00 to $16.00	25,000	6.92	15.00	25,000	6.89
	1,250,384			1,182,039

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized  for such excess tax deductions were $247,000,  $1,812,000 and $2,320,000, in 2005, 2004, and 2003, respectively.

In April 2005, the Securities and Exchange Commission extended the effective date of implementation for registrants that are not small businesses to no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company adopted Statement 123(R) on January 1, 2006.

In accordance with Statement 123, the Company has historically disclosed the impact on its net income and earnings per share had the fair value based method been adopted. Had the Company adopted Statement 123(R) in prior periods, the impact of that standard on periods presented in the consolidated financial statements would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share. The Company adopted the modified prospective application of Statement 123(R). The impact of adoption is expected to approximate the amounts disclosed in the table. However, such impact will be dependent upon the amount and terms of share-based payments granted to employees in future periods.

11.   INCOME TAXES

The following summarizes the provision for income taxes for the years ended December 31:

	2005	2004	2003
	(dollars in thousands)
Current Federal	$8,385	$7,338	$4,493
Deferred Federal	(2,562)	929	4,340
Provision for income taxes	$5,823	$8,267	$8,833

A reconciliation of the expected statutory federal income tax provision to the provision for income taxes for the years ended December 31:

	2005	2004	2003
Provision for income taxes at a federal statutory rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
Permanent items not deductible for income tax purposes	3.9	2.6%	1.3%
Deferred tax adjustment	2.2	—	—
Other	1.8	(1.2)%	0.5%
Provision for income taxes	42.9%	36.4%	36.8%

At December 31, 2005 and 2004, significant components of the Company’s net deferred taxes are as follows:

	2005	2004
	(dollars in thousands)
Deferred tax assets:
Accrued liabilities	$769	$578
Deferred compensation	2,818	1,998
Basis difference in property and equipment	418	263
Net operating loss carryforward	1,361	1,658
Other	196	316
Deferred tax assets	$5,562	$4,813
Deferred tax liabilities:
Prepaid pension	$(134)	$(122)
Tax basis of goodwill in excess of book	(673)	(673)
Basis difference in property and equipment	(2,860)	(3,064)
Tax depreciation in excess of book	(9,482)	(11,262)
Other	(159)	—
Deferred tax liabilities	$(13,308)	$(15,121)

At December 31, 2005, the Company has, for federal income tax purposes, approximately $59,000 in alternative minimum tax credit carryforwards and approximately $3.9 million in net operating loss carryforwards. The net operating loss carryforwards expire over the years 2010 through 2022. The use of the net operating loss carryforwards will be limited by Section 382 of the Internal Revenue Code. The alternative minimum tax credit can be carried forward indefinitely.

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

In April 2005, West Virginia passed legislation that increased the portion of the racetracks’ net win that is contributed into the Employee Pension Fund from 0.5% to 1%. This 0.5% increase, which was effective July 8, 2005, is applied to the racetracks’ net win until the racetrack reaches its Excess Net Terminal Income threshold. For Mountaineer Park, the threshold is fixed at approximately $160.0 million. During 2005, this change increased Mountaineer Park’s statutory taxes and assessments by $559,000. Additionally, this legislation requires that racetracks reallocate 1.5% of the net win contributed into the Horsemen’s Purse Fund into Thoroughbred and Greyhound Breeding Development Funds. This change was also effective July 8, 2005 and applies until Mountaineer Park reaches its Excess Net Terminal Income threshold.

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

The Company’s qualifying capital expenditures during the 2005, 2004 and 2003 periods exceeded amounts contributed to the capital reinvestment fund, and at June 30, 2005 such qualifying capital expenditures exceeded contributions by approximately $5.6 million. The Company received $3,538,000, $3,719,000 and $2,793,000, which represents its share of the capital reinvestment fund for the 2005, 2004 and 2003 periods, respectively.

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

The Company is subject to annual licensing requirements established by the Lottery Commission; its license has been renewed through June 30, 2006.

A summary of video lottery gross wagers, less winning patron payouts at Mountaineer Park, for the years ended December 31 is as follows:

	2005	2004	2003
	(dollars in thousands)
Total gross wagers	$2,819,030	$2,910,102	$2,804,920
Less winning patron payouts	(2,567,099)	(2,651,375)	(2,560,670)
Video lottery revenues	$251,931	$258,727	$244,250

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

Amounts contributed to these funds for the years ended December 31, including the administrative fee and the Company’s share of the capital reinvestment fund, were as follows:

	2005	2004	2003
	(dollars in thousands)
HBPA purses	$26,935	$32,189	$31,836
Company Employee Pension Plan	1,726	1,193	1,143
West Virginia General Fund	93,334	95,763	88,809
West Virginia Racing Commission	2,334	2,385	2,286
Hancock County General Fund	4,669	4,770	4,571
West Virginia Tourism Promotion Fund	3,210	5,201	6,857
Workers Compensation Debt Reduction Fund	3,021	—	—
Thoroughbred Development Fund	838	—	—
Greyhound Breeding Development Fund	838	—	—
Miscellaneous state projects	6,128	4,340	2,286
	$143,033	$145,841	$137,788

Nevada

During the years ended December 31, 2005, 2004 and 2003, the Company recorded approximately $44,225,000, $7,655,000 and $6,970,000, respectively, in gaming revenue from its Nevada properties, including Binion’s effective March 11, 2005.

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

The Company is subject to annual licensing requirements established by the Racing Commission. The Company’s license was renewed and will remain effective through December 31, 2005.

Mountaineer Park executed an agreement with the HBPA, the exclusive authorized bargaining representative for all thoroughbred horse owners who participate in live races at Mountaineer Park, whereby Mountaineer Park contributes all purse funds earned by such horse owners, as well as compensation to the HBPA for purses, from 50% of the proceeds of its live and simulcast racing after certain costs are deducted and 15.5% of video lottery operations. The terms of the contract indicate that Mountaineer Park is required to conduct a minimum of 210 live racing events annually but will make its best efforts to conduct racing for 232 days (216 in 2005 and 219 in 2004) and provide for a minimum daily purse payment of $125,000. The contract expires on December 31, 2006.

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

A summary of the Mountaineer Park parimutuel handle and deductions, including satellite off-track wagering, for the years ended December 31 are as follows:

	2005	2004	2003
	(dollars in thousands)
Total parimutuel handle	$362,564	$377,222	$371,608
Less patron’s winning tickets and breakage	(345,425)	(359,176)	(353,030)
	17,139	18,046	18,578
Less:
Parimutuel tax paid to:
West Virginia and Hancock County	(457)	(466)	(480)
Purses and Horsemen’s Association	(7,555)	(7,984)	(8,238)
	$9,127	$9,596	$9,860

Ohio

As of July 31, 2003 the Company acquired Scioto Downs, a harness racing track in Columbus, Ohio. Scioto operates year round as a simulcast facility and offers live racing beginning the first Thursday in May to the middle of September. In 2005 live racing began on May 6th and ended on September 24th, equating to 93 live race days.  In 2004 live racing began on May 6 and ended on September 18, equating to 93 live race days. Scioto Downs received Racing Commission approval to reduce its live race days by

20 days from the 2003 racing season. Scioto Downs must race a minimum of 110 days, unless granted an exception by the State Racing Commission. An exception was granted for 2004 and 2005.

Scioto Downs conducts harness racing at its facility under a racing license issued by the Ohio State Racing Commission. Revenue is derived from commissions earned on parimutuel wagering. The Company is subject to an annual review of its license. The current license is in effect until December 31, 2006.

Scioto Downs has a contract through November 30, 2012 with the Ohio Harness Horsemen’s Association (OHHA), which acts as an agent for the owners, trainers and grooms, providing certain benefits to these individuals. Scioto Downs’ management meets with the OHHA throughout the season reviewing purses offered and various promotional activities. On a quarterly basis, the OHHA approves a quarter of a percent reimbursement to Scioto Downs based upon the handle for approved promotional activities to which both parties have agreed.

The Ohio State Racing Commission fixes Scioto Downs parimutuel commission rates. The commission rates are fixed as a percentage of the total handle or amount wagered at the track. Commission rates vary depending upon the type of wager.

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

During live racing Scioto Downs exports its live race signal to other tracks and earns a commission which is shared with the horsemen. The export revenue is shared as follows: the first one percent is the track’s and the remaining percent is split equally between the horseman and the track. The average percentage earned on signal export is 3% of the handle bet at the importing track on a Scioto Downs race.

Scioto Downs’ parimutuel handle for 2005, 2004 and from the date of acquisition through the end of 2003 was $41.7 million, $45.5 million and $18.7 million, respectively. After patron winning tickets of $38.2 million, $35.8 million and $14.6 million, respectively, parimutuel taxes and purse fund payments and including export signal revenue, Scioto Downs generated parimutuel commissions of $3,458,000, $3,839,000 and $1,481,000 for 2005, 2004 and 2003, respectively.

14.   QUARTERLY DATA (UNAUDITED)

	Quarter Ended
	March 31	June 30	September 30	December 31(1)
	(dollars in thousands)
2005:
Revenues	$77,942	$97,842	$98,001	$84,510
Less promotional allowances	(1,354)	(2,101)	(2,513)	(2,412)
Net revenues	76,588	95,741	95,488	82,098
Gross profit	27,830	32,240	34,784	29,302
Net income	$2,883	$1,602	$3,243	$41
Basic net income per common share	$0.10	$0.06	$0.11	$0.01
Diluted net income per common share	$0.10	$0.06	$0.11	$0.01
Weighted average shares outstanding—basic	28,619,868	28,685,039	28,434,006	27,476,743
Weighted average shares outstanding—diluted	28,990,665	29,014,264	28,724,012	27,696,815

	Quarter Ended
	March 31	June 30	September 30	December 31(2)
	(dollars in thousands)
2004:
Revenues	$75,695	$83,152	$85,157	$71,218
Less promotional allowances	(1,271)	(1,228)	(1,473)	(1,311)
Net revenues	74,424	81,924	83,684	69,907
Gross profit	26,030	28,239	33,040	26,305
Net income	$3,019	$3,004	$5,862	$2,570
Basic net income per common share	$0.11	$0.11	$0.21	$0.09
Diluted net income per common share	$0.11	$0.10	$0.20	$0.09
Weighted average shares outstanding—basic	28,176,534	28,535,266	28,551,201	28,575,920
Weighted average shares outstanding—diluted	28,691,097	28,856,243	28,884,256	28,896,269

(1)             Includes an increase in depreciation expense of $219,000 and additional federal income tax expense of $250,000.

(2)             Includes a $726,000 reduction in depreciation expense relating to the updated valuation of Binion’s assets and liabilities. (See Note 4 “Acquisition of Binion’s Horseshoe Hotel and Casino.”)

Common Stock Prices

	Per Quarter
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005:
High	$12.56	$13.07	$12.09	$10.50
Low	10.42	10.03	7.63	6.39
2004:
High	$11.07	$10.95	$11.00	$10.94
Low	9.35	8.70	9.24	8.78

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation for Winner’s Entertainment, Inc. dated August, 17, 1993 (incorporated by reference to our Form 10-K for the fiscal year ended December 31, 1993).
3.2	Amended By Laws (incorporated by reference to our report on Form 8-K filed February 20, 1998).
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Winner’s Entertainment, Inc. dated October 10, 1996 (incorporated by reference to our report on Form 8-K filed November 1, 1996).
4.1	Excerpt from Common Stock Certificates (incorporated by reference to our report on Form 10-K filed March 30, 2001).
4.2

Indenture dated March 25, 2003 entered into by the Company, the Guarantors (as defined in the Indenture) and Wells Fargo Bank Minnesota, National Association, as Trustee [exhibits and annexes omitted] (incorporated by reference to our report on Form 10-K filed March 31, 2003).

4.3

Supplemental Indenture dated as of July 31, 2003 by and between Scioto Downs, Inc., as Additional Guarantor, and Wells Fargo Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 4.3 of the Company’s registration statement on Form S-4 (Amendment No. 1), filed August 6, 2003 (Registration No. 333-105528))

4.4

Supplemental Indenture dated as of April 23, 2004, by and between Speakeasy Gaming of Fremont, Inc., as Additional Guarantor, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2004)

4.5	Supplemental Indenture dated as of January 11, 2006 by and between Jackson Racing, Inc., as Additional Guarantor, and Wells Fargo Bank, N.A., as Trustee (filed herewith).
10.1

Fourth Amended and Restated Credit Agreement dated December 27, 2005, by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to our Form 8-K filed January 3, 2006).

10.2

Revolving Credit Note dated December 27, 2005, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., and Speakeasy Gaming of Fremont, Inc. (incorporated by reference to our Form 8-K filed January 3, 2006).

10.3

Swingline Note dated December 27, 2005, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., and Speakeasy Gaming of Fremont, Inc. (incorporated by reference to our Form 8-K filed January 3, 2006).

10.4

Letter Agreement regarding reimbursement of expenses dated December 1, 2005, between TBR Acquisition Group, LLC and MTR Gaming Group, Inc. (incorporated by reference to our Form 8-K filed December 2, 2005).

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

10.10	Employment Agreement dated September 28, 2001 between the Company and Edson R. Arneault (incorporated by reference to the Company’s report on Form 10-Q for the quarter ended September 30, 2001).
10.11	Employment Agreement dated October 15, 2003 between the Company and Roger M. Szepelak (incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 2003).
10.12

Agreement dated January 7, 2004 between Mountaineer Park, Inc. and Racetrack Employees Union Local No. 101 [schedules omitted] (incorporated by reference to the Company’s report on Form 10-Q for the quarter ended March 31, 2004).

10.13

Agreement dated January 10, 2004 between Mountaineer Park, Inc. and Mountaineer Park Horsemen’s Benevolent and Protective Association, Inc. (incorporated by reference to the Company’s report on Form 10-Q for the quarter ended March 31, 2004).

10.14

Ground Lease dated as of the Effective Date (as defined in such lease) by and between The Doris E. Hamilton Family Limited Partnership, Darlene J. Staufer, Trustee of the Mable I. Elwell Inter Vivos Trust; Sharon Griffin, Thomas W. Church; Terry Rand McMelroy, Trustee of the Terry McMelroy Trust, and Speakeasy Gaming of Fremont, Inc. (“SGFI”) (incorporated by reference to the Company’s report on Form 10-Q for the quarter ended March 31, 2004).

10.15

Ground Lease dated as of March 10, 2004, by and between the Linda Jeanine Isola Present Interest Trust and/or assignees) and SGFI (incorporated by reference to the Company’s report on Form 10-Q for the quarter ended March 31, 2004).

10.16

Assignment and Assumption of Lease (Arlington) dated March 11, 2004 by and between the Horseshoe Club Operating Company and SGFI (incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 2004).

10.17

Assignment and Assumption of Lease (Hines/Rittenhouse) dated March 11, 2004 by and between the Horseshoe Club Operating Company and SGFI (incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 2004).

10.18

Assignment and Assumption of Lease (Voulthard/Silvagni) dated March 11, 2004 by and between Horseshoe Club Operating Company and SGFI (incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 2004).

10.19

Assignment and Assumption of Lease (Horseshoe Garage) dated March 11, 2004 by and between Horseshoe Club Operating Company and SGFI (incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 2004).

10.20

Purchase Agreement dated as of May 6, 2004 by and among MTR-Harness Inc., Southwest Casino and Hotel Corp., and North Metro Harness Initiative, LLC (incorporated by reference to the Company’s report on Form 10-Q for the quarter ended June 30, 2004)

10.21

Member Control Agreement of North Metro Harness Initiative, LLC dated as of June 8, 2004 by and among Southwest Casino and Hotel Corp., MTR-Harness, LLC, and MTR Gaming Group, Inc. (incorporated by reference to the Company’s report on Form 10-Q for the quarter ended June 30, 2004).

10.22

Security Agreement and Pledge of Stock dated as of June 29, 2004 by and between MTR Gaming Group, Inc. as Debtor and Wells Fargo Bank, National Association, as Agent Bank and Secured Party (incorporated by reference to the Company’s report on Form 10-Q for the quarter ended June 30, 2004).

10.23	First Amendment to Employment Agreement dated December 22, 2004 between the Company and Edson R. Arneault (incorporated by reference to the Company’s report on Form 8-K filed December 27, 2004).
10.24

Second Amendment to Employment Agreement by and between the Registrant and Edson R. Arneault executed by the Registrant’s Compensation Committee on May 13, 2005 (incorporated by reference to our Form 8-K filed May 16, 2005).

10.25

Amendment to Deferred Compensation Agreement by and between the Registrant and Edson R. Arneault executed by the Registrant’s Compensation Committee on May13, 2005 (incorporated by reference to our Form 8-K filed May 16, 2005).

10.26	Employment Agreement by and between the Company and Robert A. Blatt (incorporated by reference to the Company’s report on Form 8-K filed December 27, 2004).
10.27	2004 Stock Incentive Plan (Incorporated by reference to the Company’s Proxy Statement filed June 18, 2004).
10.28	2005 Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement filed June 17, 2005).
10.29	Universal Lease Agreement dated December 5, 2005 by and between Jackson Trotting Association, LLC and Jackson County Fairgrounds (filed herewith)
14.1	Code of Ethics and Business Conduct of the Company (incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 2003).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Certification of Edson R. Arneault pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Edson R. Arneault in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of John W. Bittner, Jr. in accordance with 18 U.S.C. Section 1350 (filed herewith).