Form 10-Q
period 2006-03-31
MTR GAMING GROUP INC
filed 2006-05-10
CIK 834162

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

COMMON STOCK, $.00001 PAR VALUE

Class
27,498,026
Outstanding at May 5, 2006

MTR GAMING GROUP, INC.
INDEX FOR FORM 10-Q

PART 1
FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	MARCH 31 2006	DECEMBER 31 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,731	$22,576
Restricted cash	1,385	921
Accounts receivable, net of allowance for doubtful accounts of $115 in 2006 and $121 in 2005	7,362	7,558
Accounts receivable—West Virginia Lottery Commission	812	—
Inventories	3,468	3,428
Deferred financing costs	2,097	1,952
Prepaid taxes	—	1,352
Deferred income taxes	1,000	1,000
Other current assets	4,622	3,619
Total current assets	45,477	42,406
Property and equipment, net	267,430	256,167
Goodwill	1,492	1,492
Other intangibles	17,520	17,583
Deferred financing costs, net of current portion	3,578	3,911
Deposits and other	13,236	13,118
Total assets	$348,733	$334,677
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,340	$9,261
Accounts payable—West Virginia Lottery Commission	582	1,297
Accrued payroll and payroll taxes	2,915	3,364
Accrued tax liability	1,118	—
Accrued interest	6,468	3,218
Other accrued liabilities	16,511	18,287
Current portion of capital lease obligations	—	3
Current portion of long-term and other debt	459	474
Total current liabilities	36,393	35,904
Long-term and other debt, net of current portion	162,921	152,966
Deferred leasehold obligation	5,068	5,090
Long-term deferred compensation	8,484	8,051
Deferred income taxes	8,421	8,746
Total liabilities	221,287	210,757
Minority interest	3,096	2,944
Shareholders’ equity:
Common stock	—	—
Paid in capital	61,397	61,376
Retained earnings	62,953	59,600
Total shareholders’ equity	124,350	120,976
Total liabilities and shareholders’ equity	$348,733	$334,677

MTR GAMING GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(unaudited)

	THREE MONTHS ENDED MARCH 31
	2006	2005
Revenues:
Gaming	$79,078	$67,223
Parimutuel commissions	3,184	2,156
Food, beverage and lodging	11,293	6,609
Other	1,892	1,865
Total revenues	95,447	77,853
Less promotional allowances	(2,456)	(1,357)
Net revenues	92,991	76,496
Costs of revenues:
Cost of gaming	45,075	39,984
Cost of parimutuel commissions	2,748	2,020
Cost of food, beverage and lodging	9,248	5,153
Cost of other revenue	1,776	1,622
Total costs of revenues	58,847	48,779
Gross profit	34,144	27,717
Operating expenses:
Marketing and promotions	2,977	1,820
General and administrative	16,578	12,431
Depreciation and amortization	6,383	5,854
Gain on disposal of property	(71)	(16)
Total operating expenses	25,867	20,089
Operating income	8,277	7,628
Other (expense) income:
Equity in loss of unconsolidated joint venture	—	(46)
Interest income	81	98
Interest expense	(2,914)	(3,068)
Income before provision for income taxes and minority interest	5,444	4,612
Provision for income taxes	(2,123)	(1,729)
Income before minority interest	3,321	2,883
Minority interest	32	—
Net Income	$3,353	$2,883
NET INCOME PER SHARE—BASIC	$0.12	$0.10
NET INCOME PER SHARE—ASSUMING DILUTION	$0.12	$0.10
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	27,446,878	28,619,868
Diluted	27,730,623	28,990,665

MTR GAMING GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	THREE MONTHS ENDED MARCH 31
	2006	2005
Cash flows from operating activities:
Net income	$3,353	$2,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,383	5,854
Amortization of deferred leasehold obligation	(22)	(22)
Bad debt expense	1	23
Stock compensation expense	94	—
Deferred income taxes	(325)	—
Increase in long-term deferred compensation	433	866
Gain on disposal of property	(71)	(16)
Minority interest	(53)	—
Equity in loss of unconsolidated joint venture	—	46
Changes in operating assets and liabilities:
Accounts receivable	(617)	(4,859)
Prepaid taxes	1,352	—
Other current assets	(1,043)	(1,965)
Accounts payable	(921)	9,630
Accrued liabilities	1,334	7,726
Net cash provided by operating activities	9,898	20,166
Cash flows from investing activities:
Increase in restricted cash	(464)	(554)
Deposits and other	(51)	(159)
Minority interest	205	—
Capital expenditures	(17,031)	(10,529)
Net cash used in investing activities	(17,341)	(11,242)
Cash flows from financing activities:
Proceeds from exercise of stock options	21	114
Financing cost paid	(305)	—
Proceeds from issuance of long-term debt	10,000	—
Principal payments on long-term debt and capital leases	(118)	(854)
Net cash provided by (used in) financing activities	9,598	(740)
Net increase in cash and cash equivalents	2,155	8,184
Cash and cash equivalents, beginning of period	22,576	22,443
Cash and cash equivalents, end of period	$24,731	$30,627
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$505	$167

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain reclassifications have been made to the prior year’s consolidated financial statement presentation to conform to the current presentation. These reclassifications did not affect our net income or cash flows.

For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2—PRESQUE ISLE DOWNS, INC.

Through our wholly-owned subsidiary, Presque Isle Downs, Inc. (“Presque Isle Downs”), we have obtained a license to build a thoroughbred racetrack and operate parimutuel wagering in Erie, Pennsylvania. Our plans call for a state-of-the-art horse racing facility featuring racing as well as entertainment and fine and casual dining. The completed facility will contain a thoroughbred racetrack, a grandstand and clubhouse, barns, a paddock, and related facilities for the horses, jockeys, and trainers, and approximately 3,400 parking spaces.

During October 2005, we commenced site development work, which is nearing completion, and we have commenced construction on the clubhouse facility. The construction project is subject to various development risks. Additionally, as a result of gaming legislation passed in Pennsylvania in July 2004, and subject to licensing by the Pennsylvania Gaming Control Board, we anticipate opening Presque Isle Downs by November 2006 and initially operating 1,600 slot machines. We intend to commence live racing at Presque Isle Downs by December 2007, and have submitted a request to the Pennsylvania Racing Commission for 12 racing dates in 2007.

Apart from an aggregate of $45 million for land acquisition and related costs, closing costs and costs for gaming equipment, and the $50 million licensing fee, we anticipate spending a total of approximately $150 million to build Presque Isle Downs.

NOTE 3—ACQUISITIONS

Acquisition of Binion’s Horseshoe Hotel and Casino

On March 11, 2004, we acquired Binion’s Horseshoe Hotel and Casino (“Binion’s”) in downtown Las Vegas and entered into a Joint Operating License Agreement with an affiliate of Harrah’s Entertainment, Inc. (“Harrah’s”). Our wholly-owned subsidiary, Speakeasy Gaming of Fremont, Inc., obtained title to the property and equipment for $20.0 million (exclusive of transaction costs approximating $658,000), free and clear of all debts, subject to increase by $5.0 million if, at the

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

termination of this agreement, Harrah’s achieved certain operational milestones. In addition, we purchased for $1.8 million a parcel of land previously subject to a ground lease, and assumed or entered into ground leases for certain portions of the acreage upon which the property is situated. The leases have remaining terms ranging from 25 to 68 years and aggregate current annual rentals of approximately $6.4 million, which are subject to certain periodic increases. Harrah’s served as the primary day-to-day operator of the property on an interim basis, subject to certain oversight and review by a joint committee of the two companies. During the term of the agreement, which ended March 10, 2005, we received guaranteed payments, net of all of the property’s operating expenses including the ground leases. During the first quarter of 2005, we received $428,000 pursuant to the Joint Operating Lease Agreement. We took over the operations at Binion’s on March 10, 2005 and renamed it Binion’s Gambling Hall & Hotel.

With respect to the additional $5 million purchase price, we have not received sufficient financial information from Harrah’s to determine whether Harrah’s achieved the specified operational milestones and therefore have not paid the $5 million. We had accrued the $5 million at March 31, 2005 as additional purchase price. This accrued (noncash) amount has not been reflected in the consolidated statement of cash flows for the three months ended March 31, 2005. On May 5, 2006, Harrah’s served a complaint on us claiming its right to the $5 million together with pre- and post-judgement interest and attorneys’ fees. This complaint is discussed in greater detail in “Part II, Item 1. Legal Proceedings” in this report.

Acquisition of 50% Interest in North Metro Harness Initiative, LLC

In June 2004, our wholly-owned subsidiary, MTR-Harness, Inc., acquired (for an initial investment of $10,000) a 50% interest in North Metro Harness Initiative, LLC (“North Metro”), then a subsidiary of Southwest Casino and Hotel Corporation. On January 19, 2005, the Minnesota Racing Commission granted North Metro a license to construct and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota, approximately 30 miles northeast of downtown Minneapolis on a 178.4-acre site that North Metro purchased in 2005. The racetrack will be the second of only two racetracks permitted by current law in the seven county Minneapolis metropolitan area.

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

The purchase agreement called for us to invest an additional $7.5 million in the project, but we may elect to invest more or provide credit enhancements. Through December 31, 2005, we made aggregate capital contributions in North Metro of approximately $8.7 million (exclusive of legal and other fees), which includes $7.4 million invested in October 2005 in connection with North Metro’s acquisition of the real property for this project. During the three months ended March 31, 2006, we invested an additional $155,000.

We have determined that North Metro is a variable interest entity in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities’’ (“FIN 46”) and subsequent revision FIN 46R. We determined that it is the primary beneficiary for this entity within the meaning of FIN 46(R), and accordingly began consolidating the financial statements of North Metro effective in October 2005. Our at-risk investment in North Metro is $8.9 million.

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition of 90% Interest in Jackson Trotting Association, LLC

On December 6, 2005, our wholly-owned subsidiary, Jackson Racing, Inc., acquired a 90% interest in Jackson Trotting Association, LLC, a Michigan limited liability company that operates Jackson Harness Raceway for $2.0 million (exclusive of legal and other fees). Jackson Trotting offers harness racing, parimutuel wagering and casual dining. Jackson Trotting leases a portion of the Jackson County Fairgrounds from Jackson County. Its lease with Jackson County expires on December 31, 2012.

The acquisition was accounted for under the purchase method and Jackson Trotting’s results have been included in our consolidated results since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon a preliminary determination by management, subject to adjustment pending finalization and should new or additional facts about the business become known. The purchase price was allocated principally as follows:

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

We have not included pro forma information because the acquisition and its impact on consolidated operations are not considered material.

NOTE 4—EQUITY TRANSACTIONS

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption.

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to January 1, 2006, we elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options and awards. Accordingly, no compensation cost for fixed stock options was included in net income since all awards were made at the fair value on the date of grant.

Effective January 1, 2006, we adopted SFAS 123(R) and elected the modified prospective application of SFAS 123(R). Accordingly, results from prior periods have not been restated. Under this transition method, stock-based compensation would include:

(a)          compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and

(b)         compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Historically, for SFAS 123 pro forma disclosure on stock-based compensation, we recognized compensation expense for stock option awards issued to employees on a straight-line basis over the vesting period. This policy differs from the policy required to be applied to awards granted after the adoption of SFAS 123(R), which requires that compensation expense be recognized for awards over the requisite service period of the award or to an employee’s eligible retirement date, if earlier. We will continue to recognize compensation expense over the vesting period for awards granted prior to  adoption of SFAS 123(R), but for all awards granted after January 1, 2006, compensation expense will be recognized over the applicable service period or over a period ending with the employee’s eligible retirement date, if earlier. Total stock option expense recognized during the three months ended March 31, 2006 was $94,000 ($57,000, net of tax), which did not affect our reported earnings per share. This expense related entirely to awards granted prior to January 1, 2006. We did not recognize any stock option expense during 2005.

The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005, if we had applied the fair value recognition provisions of SFAS 123 to employee stock-based awards.

Three Months Ended March 31, 2005
Net income, as reported	$2,883,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(66,000)
Pro Forma net income	$2,817,000
Earnings per share:
Basic, as reported	$0.10
Basic, pro forma	$0.10
Diluted, as reported	$0.10
Diluted, pro forma	$0.10

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The stock option activity for the three months ended March 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2005	1,250,384	$6.66	6.07	$4,687,650
Granted	—	—
Exercised	(4,500)	4.63
Canceled	(45,000)	7.53
Outstanding March 31, 2006	1,200,884	$6.64	5.82	$4,806,000
Exercisable March 31, 2006	1,193,383	$6.63	5.82	$4,661,000

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercised during the three months ended March 31, 2006 and March 31, 2005 was $24,000 and $369,000, respectively. Shares issued for stock option exercises are issued from authorized, unissued shares.

At March 31, 2006, there was $39,000 of unrecognized compensation expense related to non-vested option awards that is expected to be recognized during the second quarter of 2006.

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model.

Three Months Ended
March 31, 2005
Black-Scholes Option Valuation Assumptions(1)
Risk-free interest rate(2)	4.05%
Expected dividend yield	0%
Expected stock price volatility(3)	61%
Expected life of stock options (in years)(4)	10 years

(1)          Forfeitures are estimated and based on historical experience

(2)          Based on the average of the ten-year Treasury securities constant maturity interest rate whose term and pricing was consistent with the expected life of the stock options

(3)          Expected stock price volatility is based on historical experience

(4)          Estimated life of stock options is estimated based upon contractual term historical experience

Net cash proceeds from the exercise of stock options were $21,000 and $114,000 for the three months ended March 31, 2006 and 2005, respectively. The actual income tax benefit realized from stock options exercises total $9,000 and $129,000, respectively for the same periods.

NOTE 5—INCOME TAXES

We account for our income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income taxes reporting purposes. Income taxes are provided based

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance, when determined to be necessary, is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations. There is no valuation allowance at March 31, 2006 and 2005. The Company and its subsidiaries file a consolidated federal income tax return.

NOTE 6—LONG-TERM DEBT

Senior Unsecured Notes

On March 25, 2003, we consummated the private sale of $130 million of 9.75% senior unsecured notes pursuant to Rule 144A that mature on April 1, 2010.

Credit Agreement

On December 27, 2005, we entered into the Fourth Amended and Restated Credit Agreement (“Credit Agreement”) which provides for an $85.0 million senior secured revolving credit facility. Under the Credit Agreement, up to $55.0 million is available for use in connection with letters of credit, and up to $10.0 million in short term funds is available for use under a “swing line” facility on same day notice to lenders. In addition, the Credit Agreement permits us to finance separately up to $35 million for equipment, including gaming equipment, during the term of the credit facility.

On March 31, 2006, we entered into the Second Amendment to the Credit Agreement, which amendment (i) provides for an increase in the amount of commitment under the revolving credit facility from $85.0 million to $105.0 million; (ii) provides for a restatement of certain insurance requirements; (iii) provides for an increase in the maximum permitted leverage ratio for the quarter ending March 31, 2006; and (iv) permits the incurrence of indebtedness to be evidenced by senior subordinated notes up to the maximum amount of $125.0 million. The First Amendment to the Credit Agreement addressed the relationship between the Agent Bank and participating banks and had no bearing on the terms or conditions applicable to us.

Obligations under the Credit Agreement (as amended) are guaranteed by each of our operating subsidiaries. Borrowings under agreement and the subsidiary guarantees are secured by substantially all of the assets of the Company and the assets of our operating subsidiaries. Future subsidiaries will be required to enter into similar pledge agreements and guarantees. In general, borrowings under the agreement bear interest based, at our option, on either the agent bank’s base rate or LIBOR, in each case plus a margin. The applicable margin will be based on the leverage ratio at the time and will range from 75 to 275 basis points for base rate loans and 200 to 400 basis points for LIBOR loans. Loans under the agreement mature in 2008, five years after the date of execution of the Credit Agreement. We must also pay a quarterly non-usage commitment fee which is based upon the leverage ratio.

As of March 31, 2006, amounts outstanding under the Credit Agreement totaled $30.0 million, which includes $10 million borrowed during the three months ended March 31, 2006. Letters of credit for approximately $51.5 million were also outstanding.

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional Proposed Financing

We intend to finance current and future expansion projects primarily with cash flow from operations, borrowings under our bank credit facility, and incurrence of additional debt, including a contemplated amendment of our bank credit facility. On April 18, 2006, we announced that we are pursuing the issuance of $125.0 million of Senior Subordinated Notes through a private placement, subject to obtaining the consent of the holders of more than a majority in aggregate principal amount of our outstanding 9 3/4 Senior Notes due 2010 that are not owned by us or any of our affiliates. On May 9, 2006, we obtained the requisite consents.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Litigation

In January 2006, a jockey who was injured during a race at Mountaineer Park in July 2004, filed a first amended complaint in which he alleges that Mountaineer Park was negligent in its design, construction and maintenance of the racetrack as well as in its administration of races, and that MTR Gaming Group, Inc. is likewise liable as Mountaineer Park’s corporate parent. The plaintiff seeks medical expenses to date of $550,000, future medical expenses, unspecified lost wages and other damages resulting from his injuries. The plaintiff seeks in excess of $10 million in damages. The plaintiff’s wife seeks $2 million for loss of consortium. Mountaineer Park has answered the complaint, denying any negligence or wrongdoing and further alleging that the plaintiff’s injuries, to the extent the result of negligence, resulted from the plaintiff’s own negligence or the negligence of others. In a separate action, the jockey has sued a jockeys’ guild and certain of its former officers for failure to maintain certain insurance and failure to inform the jockey that they had permitted such insurance to lapse. The guild has impleaded Mountaineer Park and MTR Gaming Group, Inc. as third-party defendants and cross-claimed against them. We believe, but cannot assure, that we have sufficient liability insurance coverage for this claim.

We are also party to various lawsuits which have arisen in the normal course of our business. The liability, if any, arising from unfavorable outcomes of lawsuits is presently unknown.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our strategies, objectives and plans for future development or acquisitions of properties or operations, as well as expectations, future operating results and other information that is not historical information. When used in this document, the terms or phrases such as “anticipates,” “believes,” “projects,” “plans,” “intends,” “estimates,” “expects,” “could,” “would,” “will likely continue,” and variations of such words or similar expressions are intended to identify forward-looking statements. Although our expectations, beliefs and projections are expressed in good faith and with what we believe is a reasonable basis, there can be no assurance that these expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this document. Such risks, uncertainties and other important factors include, but are not limited to: (i) changes in, or failure to comply with, laws, regulations, accounting standards or environmental laws (including adverse changes in regulation by various state gaming or racing authorities and the rates of taxation on gaming revenues) and delays in regulatory licensing processes; (ii) competitive and general economic conditions in our markets, including the location of competitors and the legalization of new forms of gaming in states within our target markets; (iii) the ability to integrate future acquisitions; (iv) construction factors relating to new development or maintenance and expansion of operations, including litigation, delays, zoning issues, environmental restrictions, site conditions, weather or other hazards; (v) the effect of economic, credit and capital market conditions on the economy in general; (vi) continued dependence on Mountaineer Park for revenues and cash flows; (vi) dependence upon key personnel and the ability to attract new personnel; (viii) weather or road conditions limiting access to our properties; and (ix) obtaining additional financing, and the impact of leverage and debt service requirements.

Additional factors that could cause our actual performance to differ materially from that contemplated by such forward-looking statements are detailed in our Annual Report on Form 10-K for the year ended December 31, 2005, as well as other filings with the Securities and Exchange Commission. We do not intend to publicly update any forward-looking statements, except as may be required by law.

OVERVIEW

MTR Gaming Group, Inc. (the “Company”), through our wholly-owned subsidiaries, owns and operates The Mountaineer Racetrack and Gaming Resort (“Mountaineer Park”) in Chester, West Virginia; Scioto Downs in Columbus, Ohio; the Ramada Inn and Speedway Casino (“Las Vegas Speedway”) in North Las Vegas, Nevada; and Binion’s Gambling Hall & Hotel (“Binion’s”) in Las Vegas, Nevada. We also own a controlling interest in Jackson Harness Raceway in Jackson, Michigan, in which our wholly-owned subsidiary, Jackson Racing, Inc. acquired a 90% interest in Jackson Trotting Association, LLC in December 2005.

We purchased the assets of Binion’s, which was formerly known as Binion’s Horseshoe Hotel and Casino, on March 11, 2004 and entered into a Joint Operating License Agreement with an affiliate of Harrah’s Entertainment, Inc. (“Harrah’s”) pursuant to which Harrah’s served as the primary day-to-day operator of the property. On March 10, 2005, we took over the operations at Binion’s and renamed it Binion’s Gambling Hall & Hotel. Prior to March 10, 2005, our principal operating revenues from the property had been in the form of guaranteed payments of approximately $0.2 million per month, net of all operating expenses.

In June 2004, our wholly-owned subsidiary, MTR-Harness, Inc., acquired a 50% interest in North Metro Harness Initiative, LLC (“North Metro”). Upon favorable resolution of legal challenges related to the grant of the license, as well as obtaining project financing, North Metro intends to construct and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota.

Through our wholly-owned subsidiary, Presque Isle Downs, Inc. (“Presque Isle Downs”), we have obtained a license to build a thoroughbred racetrack and operate parimutuel wagering in Erie, Pennsylvania. During October 2005, we commenced site development work, which is nearing completion, and we have commenced construction of the clubhouse facility. The construction project is subject to various development risks. Additionally, as a result of gaming legislation passed in Pennsylvania in July 2004, and subject to licensing by the Pennsylvania Gaming Control Board, we anticipate opening Presque Isle Downs by November 2006 and initially operating 1,600 slot machines. We intend to commence live racing at Presque Isle Downs by December 2007, and have submitted a request to the Pennsylvania Racing Commission for 12 racing dates in 2007. We believe that Presque Isle Downs will represent a potential source of significant revenues for us upon slot licensing.

As previously announced, the Board of Directors of MTR established a Special Committee consisting of the four independent directors on the Board to act on behalf of MTR in order to consider the initial proposal of TBR Acquisition Group, LLC, which  has since been rejected, or alternatives, in evaluating what is in the best interests of  MTR and its stockholders.  The Special Committee has retained financial and legal advisers to assist it in this matter and its process is continuing.  The Special Committee is scheduled to complete its work by June 7, 2006 and shall, unless extended by vote of the Board, dissolve as of the close of business on such date.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

The following tables set forth information concerning our results of operations by property.

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Net revenues:
Mountaineer Park	$71,829	$68,370
Binion’s Gambling Hall(1)	16,524	4,814
Las Vegas Speedway	3,100	2,514
Scioto Downs	806	798
Jackson Racing	729	—
North Metro	—	—
Corporate	3	—
Consolidated net revenues	$92,991	$76,496

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Operating income (loss):
Mountaineer Park	$12,248	$10,554
Binion’s Gambling Hall(1)	102	641
Las Vegas Speedway	587	86
Scioto Downs	(558)	(583)
Jackson Racing	(11)	—
North Metro	(102)	—
Corporate	(3,989)	(3,070)
Consolidated operating income	$8,277	$7,628

(1)          We acquired Binion’s on March 11, 2004 and received guaranteed payments under a joint operating agreement with Harrah’s until taking over operation of the property on March 10, 2005. Accordingly, operating results are not comparable.

Mountaineer Park’s Operating Results:

During the three months ended March 31, 2006, net revenues increased by $3.5 million, or 5.1%, primarily due to a $2.6 million increase in gaming revenues. Parimutuel commissions increased by $0.3 million, food, beverage and lodging revenues increased by $0.6 million and revenue from other sources increased by $0.1 million. Promotional allowances increased by $0.1 million. Mountaineer Park’s operating margin increased to 17.1% in 2006 from 15.4% in 2005, an increase of 11.0%.

Operating margins at Mountaineer Park were impacted due to:

•       an increase in the gross profit from gaming operations, as well as food and beverage operations, as discussed below; and

•       an overall reduction in general and administrative expenses in the amount of $0.4 million, however, this reduction was offset by an increase in marketing and promotions costs in the amount of $0.5 million.

A discussion of Mountaineer Park’s key operations is as follows.

Gaming Operations.   Revenues from gaming operations increased by $2.6 million, or 4.1%, to $64.7 million during the three months ended March 31, 2006, compared to the same period during 2005. Gross profit from gaming operations increased by $1.3 million, or 5.4%, during the same periods. Management attributes the increase in revenue from gaming operations during the first quarter of 2006 to the following factors: (1) the implementation of targeted marketing campaigns; (2) the introduction of new game themes and enhanced slot products to further differentiate Mountaineer’s slot product when compared to the competition; and (3) generally mild winter weather conditions. We intend to continue our targeted marketing campaigns that we implemented in late 2005, as well as further enhance our slot products. Additionally, the West Virginia Lottery Commission intends to implement multi-state, wide area progressive jackpots in May 2006, which we believe will improve gaming revenue at Mountaineer Park. The multi-state progressive program is expected to provide jackpots in excess of $1 million and will therefore further differentiate Mountaineer Park’s slot offering from limited video lottery terminals in local bars and clubs, which, as a practical matter, will not be able to participate because of the limitation on the number of machines they operate. However, increasing fuel costs and general economic conditions may impact Mountaineer Park’s revenue growth.

Effective in July 2005, West Virginia legislation increased the portion of the racetracks’ net win that is contributed into the Employee Pension Fund from ½% to 1%, which is applied to the net win until the racetrack reaches its Excess Net Terminal Income threshold. For Mountaineer Park, the threshold is fixed at approximately $160.0 million. During the three months ended March 31, 2006, this change increased Mountaineer Park’s cost of gaming by approximately $0.3 million. This increase was partially offset by decreases in gaming salaries and wages due to increased efficiencies resulting from our implementation of ticket-in ticket-out technology to slot terminals.

During the first quarter of 2006, Mountaineer Park’s average daily net win per machine increased by 4.2% to $223 compared to $214 during the same period of 2005. Management believes that if West Virginia were to enact proposed legislation for table games at the state’s racetracks, which has not passed in previous legislative sessions, Mountaineer Park could increase its market penetration, which may contribute to Mountaineer Park’s gaming revenue growth and further development as a destination resort. However, the commencement of gaming operations in Pennsylvania may have a negative impact on Mountaineer Park’s growth, depending on the location of gaming facilities. The net effect of the implementation of table games at Mountaineer Park, if legislation were enacted, and new competition upon commencement of slot operations in Pennsylvania is not known.

Parimutuel Commissions.   Parimutuel commissions for Mountaineer Park, detailing gross handles less patron payouts and deductions, for three months ended March 31 were as follows:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Import simulcast racing parimutuel handle	$4,953	$4,939
Live racing parimutuel handle	1,809	1,588
Less patrons’ winning tickets	(5,320)	(5,129)
	1,442	1,398
Revenues—export simulcast	2,127	1,553
	3,569	2,951
Less:
State and county parimutuel tax	(109)	(96)
Purses and Horsemen’s Association	(1,550)	(1,266)
Revenues—parimutuel commissions	$1,910	$1,589

The increase in live racing handle was primarily attributable to 11 more racing days during the first quarter of 2006 compared to the same period of 2005 as a result of mild winter weather in 2006. The increase in export simulcast revenue was also primarily due to the greater number of racing days at Mountaineer Park during the quarter. The import simulcast handle remained consistent during the quarter.

Effective in July 2005, West Virginia legislation established a requirement that the racetracks reallocate 7% of the previous 15.5% of the net win from gaming operations that is contributed into the Horsemen’s Purse Fund into a Workers Compensation Debt Reduction Fund until the aggregate allocations of all racetracks reach $11.0 million annually. In the event a racetrack reaches its excess net terminal income before the $11.0 million is reached annually, the reallocation becomes 4% of the then applicable 9.5% contributed into the Horsemen’s Purse Fund. In addition, this legislation requires that racetracks reallocate 1.5% of the net win contributed into the Horsemen’s Purse Fund into Thoroughbred and Greyhound Breeding Development Funds using specified criteria. Unlike the 1/2% increase in the amount of net win from slot operations that must be contributed into the Employee Pension Fund, this change in the law does not represent an increase in the effective tax rate, but rather a reallocation of the amounts that were already required to be paid. A reduction in purses for live racing could have an impact on Mountaineer Park’s ability to attract high quality racehorses and the wagering public’s interest in live racing.

Live racing and import simulcast may be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or growth in the utilization of telephone and/or Internet wagering).

Food, beverage and lodging operations.   Revenues from food, beverage and lodging operations increased by $0.6 million, or 12.9%, during the three months ended March 31, 2006, compared to the same period during 2005. Gross profit from these operations increased by $0.5 million, or 42.7%, during the same periods. These increases were primarily attributable to food and beverage operations.

The increase in food and beverage revenues was due to an increase in patron traffic resulting from the implementation of the targeted marketing campaign. The increase in gross profit primarily resulted from cost control.

The average daily room rate for the Grande Hotel decreased to $70.04 during the first quarter of 2006 from $80.13 during the same period of 2005, but the average occupancy rate increased to 70.1% from 61.2% during the same periods, respectively. The average occupancy and daily room rates also reflect the targeted marketing campaign.

Binion’s Operating Results:

Prior to March 10, 2005, revenues earned from Binion’s consisted of guaranteed payments received under a joint operating agreement with Harrah’s, which began with our acquisition of the property on March 11, 2004. On March 10, 2005, we took over the property’s operations and these guaranteed payments ended.

During the three months ended March 31, 2006, revenues earned from Binion’s consisted of $12.0 million from gaming operations, $5.4 million from food, beverage and lodging operations and $0.4 million from other sources, offset by promotional allowances of $1.3 million. During this same period, Binion’s had operating income of 0.1 million, which included general and administrative expenses of $4.6 million (including ground lease payments of $1.7 million), marketing and promotions expense of 0.7 million and depreciation of $0.6 million.

Binion’s continues to make operational improvements to the property in order to grow market share within the Downtown Las Vegas gaming and entertainment market. The marketing programs and initiatives implemented throughout 2005 are beginning to show improved returns, and the continuation of these programs is expected to enhance gaming revenue growth. The operating results during the first quarter of 2006 also reflected Las Vegas’ seasonality and a number of large conventions and events.

Las Vegas Speedway’s Operating Results:

Las Vegas Speedway’s revenues increased by $0.6 million, or 23.3%, during the three months ended March 31, 2006 resulting primarily from gaming operations. The operating margin increased to 18.9% in 2006 from 3.4% in 2005 due in part to revenue growth and increased operational efficiencies.

Scioto Downs’ Operating Results:

The operating results for Scioto Downs include simulcasting, which is operated year-round, and live harness racing, which is conducted from early May through mid-September, as well as food and beverage operations. The property’s revenues and operating losses remained relatively consistent during the three months ended March 31, 2006 compared to the same period of 2005. During 2006, Scioto Downs’ live racing dates will decrease from 93 to 80 days.

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

During the three months ended March 31, 2006, we experienced an operating loss of $0.1 million including minority interest. Prior to October 22, 2005, the operating results of North Metro Harness were accounted for on the equity method. During the three months ended March 31, 2005, we recorded $46,000 of equity in loss of an unconsolidated joint venture.

Corporate Operating Results:

During the three months ended March 31, 2006, corporate general and administrative expenses increased by $0.8 million, or 28.9%, to $3.6 million compared to the same period during 2005. The increase in expenses was primarily due to:

•       an increase in legal and accounting services costs of $0.1 million, partially related to legal fees of unrealized development projects and increases in external accounting services costs;

•       additional costs of $0.2 million incurred through efforts to participate in a Pittsburgh stand-alone slots parlor;

•       additional costs of $0.2 million incurred primarily for legal and financial advisory fees in connection with the Special Committee of Board of Directors’ consideration of a management buyout proposal; and

•       stock-based compensation expense of $0.1 million incurred as a result of adopting SFAS 123(R), “Accounting for Stock-Based Compensation.”

Interest:

During the three months ended March 31, 2006, interest expense decreased by $0.2 million to $2.9 million compared to the same period during 2005. This decrease was primarily attributable to the capitalization of interest related to the construction of Presque Isle Downs, as well as the reduction of capital lease obligations, offset by incremental interest expense incurred on additional borrowings of $10.0 million during the first quarter of 2006. Interest capitalized during the first quarter of 2006 was $0.8 million.

Provision for Income Taxes:

The provision for income taxes in 2006 was computed based on an effective tax rate of 39% as compared to 37.5% in 2005.

CASH FLOWS

Our operating activities produced $9.9 million in cash flow during the three months ended March 31, 2006, compared to $20.2 million during the same period of 2005. In 2006, non-cash expenses included $6.4 million of depreciation and amortization.

Net cash used in investing activities was $17.3 million during the three months ended March 31, 2006, compared to $11.2 million during the same period of 2005. In 2006, we invested $17.0 million in property and equipment and other capital improvements compared to $10.5 million in 2005.

Net cash provided by financing activities was $9.6 million during the three months ended March 31, 2006, compared to $0.7 million of net cash used in financing activities during the same period of 2005. In 2006, we had borrowings of $10.0 million from our revolving credit facility. In addition, we made net principal payments on long-term obligations in the amount of $0.1 million in 2006 compared to $0.9 during the same period in 2005.

LIQUIDITY AND SOURCES OF CAPITAL

Our working capital balance as of March 31, 2006 was $9.1 million, and our unrestricted cash balance amounted to $24.7 million. At March 31, 2006, the balances in bank accounts owned by Mountaineer Park’s horsemen, but to which we contribute funds for racing purses, exceeded our purse payment obligations by $8.8 million. This amount is available for payment of future purse obligations at our discretion and in accordance with the terms of its agreement with the HBPA. We also earn the interest on balances in these accounts.

On March 25, 2003, we consummated the private sale of $130 million of 9.75% senior unsecured notes pursuant to Rule 144A that mature on April 1, 2010.

On December 27, 2005, we entered into the Fourth Amended and Restated Credit Agreement (“Credit Agreement”) which provides for an $85.0 million senior secured revolving credit facility. Under the Credit Agreement, up to $55.0 million is available for use in connection with letters of credit, and up to $10.0 million in short term funds is available for use under a “swing line” facility on same day notice to lenders. In addition, the Credit Agreement permits us to finance separately up to $35 million for equipment, including gaming equipment, during the term of the credit facility.

On March 31, 2006, we entered into the Second Amendment to the Credit Agreement, which amendment (i) provides for an increase in the amount of commitment under the revolving credit facility from $85.0 million to $105.0 million; (ii) provides for a restatement of certain insurance requirements; (iii) provides for an increase in the maximum permitted leverage ratio for the quarter ending March 31, 2006; and (iv) permits the incurrence of indebtedness to be evidenced by senior subordinated notes up to the maximum amount of $125.0 million. The First Amendment to the Credit Agreement addressed the relationship between the Agent Bank and participating banks and had no bearing on the terms or conditions applicable to us.

Obligations under the Credit Agreement (as amended) are guaranteed by each of our operating subsidiaries. Borrowings under agreement and the subsidiary guarantees are secured by substantially all of the assets of the Company and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees. In general, borrowings under the agreement bear interest based, at our option, on either the agent bank’s base rate or LIBOR, in each case plus a margin. The applicable margin will be based on the leverage ratio at the time and will range from 75 to 275 basis points for base rate loans and 200 to 400 basis points for LIBOR loans. Loans under the agreement mature in 2008, five years after the date of execution of the Credit Agreement. We must also pay a quarterly non-usage commitment fee which is based upon the leverage ratio.

As of March 31, 2006, amounts outstanding under the Credit Agreement totaled $30.0 million, which includes $10 million borrowed during the three months ended March 31, 2006. Letters of credit for approximately $51.5 million were also outstanding, including a letter of credit for the benefit of the Commonwealth of Pennsylvania in the amount of $50.0 million in connection with Presque Isle Downs’ application for a license to operate slot machines. We must also pay a quarterly non-usage commitment fee for the Credit Agreement that is based upon the leverage ratio.

The Credit Agreement (as amended) also contains covenants that restrict our ability to make investments, incur additional indebtedness, incur guarantee obligations, pay dividends, create liens on assets, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates. A failure to comply with the restrictions contained in our senior secured credit facility and the indentures governing our senior unsecured notes could lead to an event of default hereunder which could result in an acceleration of such indebtedness.

We have various arrangements with banks and their affiliated leasing companies for equipment financing. As of March 31, 2006, the aggregate outstanding principal balance related to equipment financing was $2.0 million.

Additional Proposed Financing

We intend to finance current and future expansion projects primarily with cash flow from operations, borrowings under our bank credit facility, and incurrence of additional debt, including a contemplated amendment of our bank credit facility. On April 18, 2006, we announced that we are pursuing the issuance of $125.0 million of Senior Subordinated Notes through a private placement, subject to obtaining the consent of the holders of more than a majority in aggregate principal amount of our outstanding 9 3/4 Senior Notes due 2010 that are not owned by us or any of our affiliates. On May 9, 2006, we obtained the requisite consents.

Capital Improvements

During the three months ended March 31, 2006, we spent $17.0 million for capital improvements and equipment, which included $13.3 million related to the Presque Isle construction. During the balance of 2006, we expect to spend approximately $17-22 million on capital additions, exclusive of the Presque Isle construction costs as discussed below.

The following contractual obligations entered into since December 31, 2005 increase contractual cash obligations (See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital in the Annual Report on Form 10-K for the year ended December 31, 2005) as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	Total
Contractual cash obligations:
Capital expenditures	$9.1	$7.6	$1.5	$—	$—
			—	—	—
Total	$9.1	$7.6	$1.5	—	—

Commitments and Contingencies

On July 17, 2003, the Pennsylvania State Horse Racing Commission unanimously reinstated Presque Isle Downs’s license to build a thoroughbred horse racetrack and conduct parimutuel wagering in Erie, Pennsylvania. Appeals relating to the issuance of the license were ultimately resolved on December 30, 2004. We are building Presque Isle Downs on a 272-acre site on Route 97 in Summit Township (the “Licensed Site’’). In April 2004 and March 2005, we purchased parcels aggregating approximately 272 acres of the Licensed Site for a total of approximately $10.0 million. An additional $1.0 million is payable in connection with previously acquired parcels when we commences gaming operations at Presque Isle Downs. During October 2005, we commenced site development work, which is nearing completion, and we have commenced construction of the clubhouse facility.

Apart from an aggregate of $45 million of land acquisition and related costs, closing costs and costs for gaming equipment, and the $50 million licensing fee, we anticipate spending a total of approximately $150 million to build Presque Isle Downs, without giving effect to anticipated proceeds from the sale of the alternative sites or any contributions from the local economic development authority. These amounts are subject to the substantial risks and difficulties associated with the development of Presque Isle Downs. We have determined that we will not build a separate building for preliminary slot operations, but rather plan to operate the slots in the permanent facility during construction of the racetrack. Upon commencement of parimutuel operations at Presque Isle Downs, we agreed to purchase a nearby off track wagering facility for $7 million. We expect to finance a significant portion of these development costs with cash flow from operations, cash on hand, availability under our $105 million Fourth Amended and Restated Revolving Credit Agreement, additional debt, and, when slot machines are installed, capital lease obligations.

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

In connection with the acquisition of the International Paper site, we entered into a consent order with the Pennsylvania Department of Environmental Protection (the PaDEP) regarding a proposed environmental remediation plan for the site. The proposed plan was based upon a “baseline environmental report” and it was estimated that such remediation would cost approximately $3.0 million. The GEIDC assumed primary responsibility for the obligations under the consent order relating to the property they acquired. GEIDC has agreed to indemnify us from any breach by GEIDC of its obligation under the consent order. However, we have been advised by the PaDEP that we have not been released from liability and responsibility under the consent order. A revised estimate of the remediation costs cannot be determined at this time since such a determination will be dependent upon the development activities of the GEIDC.

In connection with the acquisition of Binion’s, we obtained title to the property and equipment, free and clear of all debts, subject to increase by $5.0 million if, at the termination of the Joint Operating License Agreement, Harrah’s achieved certain operational milestones. We have not received sufficient financial information from Harrah’s to determine whether Harrah’s achieved the specified operational milestones and therefore we have not paid the $5 million. We have accrued the $5 million as additional purchase price. See additional information regarding this matter in “Part II, Item 1. Legal Proceedings” in this report.

In June 2004, our wholly-owned subsidiary, MTR-Harness, Inc., acquired (for an initial investment of $10,000) a 50% interest in North Metro Harness Initiative, LLC (“North Metro”), then a subsidiary of Southwest Casino and Hotel Corporation. On January 19, 2005 the Minnesota Racing Commission granted North Metro a license to construct and operate a harness racetrack and card room. The racetrack will be the second of only two racetracks permitted by current law in the seven county Minneapolis metropolitan area. The purchase agreement called for us to invest an additional $7.5 million in the project, but we may elect to invest more or provide credit enhancements. Through December 31, 2005, we made aggregate capital contributions in North Metro of approximately $8.7 million. During the three months ended March 31, 2006, we invested an additional $155,000.

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

In addition, we are faced with certain contingencies involving litigation and environmental remediation. These commitments and contingencies are discussed in greater detail in “Item 3. Legal Proceedings” and Note 7 to our Consolidated Financial statements included in our 2005 Annual Report on Form 10-K. An update to such contingencies involving litigation is also included in this report under Part II, Item 1, “Legal Proceedings” below.

Management believes that our cash balances, cash flow from operations, available lines of credit and additional proposed financing will be sufficient to cover any capital required to fund maturing debt obligations and any other contemplated capital expenditures and short-term funding requirements for the next twelve months, exclusive of the construction of Presque Isle Downs. The timing of Presque Isle Downs’ related construction and other expenditures and the timing of other acquisition and development projects will impact our cash flow requirements, such that additional financing will be required. It is contemplated that such financing may be obtained through the sale of debt securities, an expansion of our existing credit facility, additional bank financing, or a combination thereof. Management believes that such financing will be available on acceptable terms because of the anticipated cash flow from the proposed development projects. See “Additional Proposed Financing” above and the section entitled “Business—Risks Related to Our Business” included in our 2005 Annual Report on Form 10-K for a description of certain circumstances that may affect our sources of liquidity. We may also repurchase additional shares of our common stock in amounts and at times determined by our board of directors from time to time. Although we have no current plans to do so, we may also finance our expansion, to the extent permitted under existing debt agreements, through the public or private sale of equity securities.

We will require additional financing in order to complete our planned development and construction of Presque Isle Downs and implement all of our development plans. See “Additional Proposed Financing” above. We cannot provide assurance that additional financing, if needed, will be available to us, or if available, that the terms of such financing will be on terms favorable to us. If we are unable to finance our current or future expansion projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects as well as capital expenditures, and selling assets, restructuring debt, or obtaining additional debt or equity financing or joint venture partners, or further modifying our bank credit facility. These sources of funds may not be sufficient to finance our expansion, and other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects, which may have a material adverse affect on our business, financial condition and results of operations. We also cannot assure you that estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

Our level of indebtedness presents other risks to investors, including the possibility that we may be unable to generate cash sufficient to pay the principal of and interest on our indebtedness when due; and that we may not be able to meet tests and covenants of such debt agreements and achieve satisfactory resolution of such non-compliance with the lenders. In such an event, the holders of our indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and proceed against any collateral securing such indebtedness. These actions could limit our ability to borrow additional funds and would likely have a material adverse effect on our business and results of operations. A debt rating downgrade would not impact the terms of borrowings under our Fourth Amended and Restated Credit Facility or the Senior Notes. However, a debt rating downgrade could impact the terms of and our ability to obtain additional new financing. Additionally, changes in the regulatory environment or restriction on or prohibition of our gaming or racing operations, whether arising out of legislation or litigation, could have a material adverse effect on our liquidity. See section entitled “Business—Risks Related To Our Business” and Note 3 to our Consolidated Financial Statements included in our 2005 Annual Report on Form 10-K.

Outstanding Options

As of March 31, 2006, there were outstanding options to purchase 1,200,884 shares of our common stock. If all such options were exercised, we would receive proceeds of approximately $7.9 million. We utilize the treasury stock method in determining the dilutive effect of outstanding options and warrants. Our policy is as follows: Our basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

CRITICAL ACCOUNTING POLICIES

Stock-Based Compensation

Prior to our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, on January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense was recognized for stock options granted prior to January 1, 2006, as options granted were made at fair value at the date of grant and had no intrinsic value at the date of grant. As required by SFAS 123, Accounting for Stock-Based Compensation, we included pro forma disclosure in the Notes to Consolidated Financial Statements.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective transition method. Under this transition method, results for prior periods have not been restated. We use the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our consolidated statements of operations. The provisions of SFAS 123(R) apply to new stock options granted and stock options outstanding, but not yet vested, on the date we adopted of SFAS 123(R).

Stock-based compensation expense recognized during the three months ended March 31, 2006 amounted to approximately $94,000. Stock-based compensation expense was included in general and administrative expenses in our consolidated statements of operations.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. However, with the issuance of the fixed rate long-term senior notes in March 2003, our exposure to interest rate changes will be limited to amounts which may be outstanding under the $105 million Fourth Amended and Restated Credit Agreement (See Liquidity and Sources of Capital).

Depending upon the amounts outstanding under the Fourth Amended and Restated Credit Agreement, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $1,050,000.

ITEM 4.                CONTROLS AND PROCEDURES

(a)          Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding require disclosure.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 13d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report (the “Evaluation Date”), have concluded that as of the Evaluation Date, due to the material weakness discussed in Management’s Report on Internal Control in the Form 10-K for the year ended December 31, 2005, that has not been completely remediated, that our disclosure controls and procedures were not effective

In connection with management’s assessment of our internal controls over financial reporting as of December 31, 2005 as discussed in Item 9A of the 2005 Form 10-K, management identified internal control deficiencies that resulted in adjustments and reclassifications to certain financial statement accounts, primarily related to our integration of the operations of Binion’s, and delay in the issuance of our Annual Form 10-K. None of the internal control deficiencies was considered material individually; however, when considered in the aggregate, these control deficiencies indicated a need for additional finance/accounting resources and represented a material weakness in internal control over the financial reporting.

Remediation action to address 2005 material weakness in internal control over financial reporting

As a result of our continuing expansion, our operations have become more complex and there is a need for additional finance and accounting staffing. Developments late in the fourth quarter of 2005 and into the first quarter of 2006, including a management buyout proposal and other substantial activities and proposed transactions, highlighted this staffing need. Management is continuing its evaluation process to identify the finance/accounting resources currently needed. We will initiate the search for the positions identified to supplement our finance/accounting staff. Supplemental analyses and other post-closing procedures were performed in preparing the financial statements as of and for the three months ended March 31, 2006. We will also rely heavily on our entity level monitoring controls to mitigate the impact of possible undetected errors in the financial statements. We will continue to closely monitor the effectiveness of our processes, procedures and controls, and will make any further changes as management determines appropriate.

(b)         Changes in internal controls.

Except as discussed above, there were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the period covered by this Form 10-Q Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

We are also party to various lawsuits, which have arisen in the normal course of its business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on our financial condition or financial results. Legal matters are discussed in greater detail in “Item 3. Legal Proceedings” and Note 7 to our Consolidated Financial statements included in our 2005 Annual Report on Form 10-K.

Columbus Concerned Citizens, an anti-gaming public interest group, has sought judicial review of the Minnesota Racing Commission’s February 16, 2005 findings and conclusions granting North Metro Harness Initiative, LLC’s racing licenses (Minnesota Court of Appeals, Case No. A05-471 (on appeal by certiorari from the Minnesota Racing Commission)). In this case, Concerned Citizens claimed that the Racing Commission lacked the authority to reconsider its prior decision to deny the application for licenses. On March 28, 2006, the Minnesota Court of Appeals affirmed the decision of the Minnesota Racing Commission to grant North Metro’s licenses. On April 27, 2006, Concerned Citizens filed a petition for certiorari to seek further review by the Minnesota Supreme Court, subject to the discretion of that court (which has until June 26, 2006 to decide whether it will review this case).

On May 5, 2006, HHLV Management Company, LLC, an affiliate of Harrah’s Entertainment, Inc., served a complaint for breach of contract against Speakeasy Gaming of Fremont, Inc. (and MTR Gaming Group, Inc. as guarantor of the obligations of Speakeasy Gaming of Fremont, Inc.). The complaint alleges that HHLV is entitled to an additional $5 million of purchase price pursuant to the Purchase Agreement by which Speakeasy Gaming of Fremont acquired Binion’s Gambling Hall and Hotel.

ITEM 1A.        RISK FACTORS

Not applicable

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
10.1

Fourth Amended and Restated Credit Agreement dated December 27, 2005, by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to the Company’s report on Form 8-K filed January 3, 2006)

10.2

Revolving Credit Note dated December 27, 2005, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (incorporated by reference to the Company’s report on Form 8-K filed January 3, 2006)

10.3

Swingline Note dated December 27, 2005, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (incorporated by reference to the Company’s report on Form 8-K filed January 3, 2006)

10.4

Second Amendment to the Fourth Amended and Restated Credit Agreement dated March 31, 2006, by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to the Company’s report on Form 8-K filed April 3, 2006)

10.5

Revolving Credit Note (First Restated) dated March 31, 2006, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (incorporated by reference to the Company’s report on Form 8-K filed April 3, 2006)

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

Date: May 10, 2006	MTR GAMING GROUP, INC.
	By:	/s/ EDSON R. ARNEAULT
Edson R. Arneault
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER
	By:	/s/ JOHN W. BITTNER, JR.
John W. Bittner, Jr.
CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

EXHIBIT NO.	ITEM TITLE
3.1	Restated Certificate of Incorporation for Winner’s Entertainment, Inc. dated August 17, 1993 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1993)
3.2	Amended By Laws (incorporated by reference to the Company’s report on Form 8-K filed February 20, 1998)
3.3

Certificate of Amendment of Restated Certificate of Incorporation of Winner’s Entertainment, Inc. dated October 10, 1996 (incorporated by reference to the Company’s report on Form 8-K filed November 1, 1996)

4.1	Excerpt from Common Stock Certificates (incorporated by reference to the Company’s report on Form 10-K filed March 30, 2001)
10.1

Fourth Amended and Restated Credit Agreement dated December 27, 2005, by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to the Company’s report on Form 8-K filed January 3, 2006)

10.2

Revolving Credit Note dated December 27, 2005, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (incorporated by reference to the Company’s report on Form 8-K filed January 3, 2006)

10.3

Swingline Note dated December 27, 2005, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (incorporated by reference to the Company’s report on Form 8-K filed January 3, 2006)

10.4

Second Amendment to the Fourth Amended and Restated Credit Agreement dated March 31, 2006, by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to the Company’s report on Form 8-K filed April 3, 2006)

10.5

Revolving Credit Note (First Restated) dated March 31, 2006, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (incorporated by reference to the Company’s report on Form 8-K filed April 3, 2006)