Form 10-Q
period 2006-06-30
MTR GAMING GROUP INC
filed 2006-08-09
CIK 834162

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

COMMON STOCK, $.00001 PAR VALUE

Class
27,498,026
Outstanding at August 7, 2006

MTR GAMING GROUP, INC.

INDEX FOR FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	JUNE 30 2006	DECEMBER 31 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,010	$22,576
Restricted cash	1,385	921
Accounts receivable, net of allowance for doubtful accounts of $133 in 2006 and $121 in 2005	8,362	7,558
Accounts receivable—West Virginia Lottery Commission	3,440	—
Inventories	3,643	3,428
Deferred financing costs	2,678	1,952
Prepaid taxes	—	1,352
Deferred income taxes	1,000	1,000
Other current assets	5,453	3,619
Total current assets	44,971	42,406
Property and equipment, net	281,893	256,167
Goodwill	1,492	1,492
Other intangibles	17,554	17,583
Deferred financing costs, net of current portion	6,353	3,911
Funds held for construction project	79,811	—
Deposits and other	13,348	13,118
Total assets	$445,422	$334,677
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,920	$9,261
Accounts payable—West Virginia Lottery Commission	683	1,297
Accrued payroll and payroll taxes	2,928	3,364
Accrued tax liability	599	—
Accrued interest	4,393	3,218
Other accrued liabilities	22,095	18,287
Current portion of capital lease obligations	—	3
Current portion of long-term and other debt	463	474
Total current liabilities	39,081	35,904
Long-term and other debt, net of current portion	257,874	152,966
Deferred leasehold obligation	5,046	5,090
Long-term deferred compensation	9,314	8,051
Deferred income taxes	8,421	8,746
Total liabilities	319,736	210,757
Minority interest	3,236	2,944
Shareholders’ equity:
Common stock	—	—
Paid in capital	59,025	61,376
Retained earnings	63,425	59,600
Total shareholders’ equity	122,450	120,976
Total liabilities and shareholders’ equity	$445,422	$334,677

MTR GAMING GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(unaudited)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2006	2005	2006	2005
Revenues:
Gaming	$78,442	$80,080	$157,520	$147,303
Parimutuel commissions	4,784	3,889	7,968	6,045
Food, beverage and lodging	11,498	10,845	22,791	17,454
Other	2,584	2,710	4,476	4,575
Total revenues	97,308	97,524	192,755	175,377
Less promotional allowances	(2,380)	(2,101)	(4,836)	(3,458)
Net revenues	94,928	95,423	187,919	171,919
Costs of revenues:
Cost of gaming	46,999	48,947	92,074	88,931
Cost of parimutuel commissions	3,544	2,780	6,292	4,800
Cost of food, beverage and lodging	9,675	9,344	18,923	14,497
Cost of other revenue	2,302	2,286	4,078	3,908
Total costs of revenues	62,520	63,357	121,367	112,136
Gross profit	32,408	32,066	66,552	59,783
Operating expenses:
Marketing and promotions	3,236	3,050	6,213	4,870
General and administrative	18,085	16,873	34,663	29,304
Depreciation	5,924	5,494	11,759	10,925
Loss on disposal of property	236	488	165	472
Total operating expenses	27,481	25,905	52,800	45,571
Operating income	4,927	6,161	13,752	14,212
Other (expense) income:
Equity in loss of unconsolidated joint venture	—	(31)	—	(77)
Interest income	447	40	528	138
Interest expense	(4,450)	(3,606)	(7,912)	(7,097)
Income before provision for income taxes and minority interest	924	2,564	6,368	7,176
Provision for income taxes	(504)	(962)	(2,627)	(2,691)
Income before minority interest	420	1,602	3,741	4,485
Minority interest	52	—	84	—
Net income	$472	$1,602	$3,825	$4,485
Net income per share:
Basic	$0.02	$0.06	$0.14	$0.16
Diluted	$0.02	$0.06	$0.14	$0.15
Weighted average number of shares outstanding:
Basic	27,494,705	28,685,039	27,470,982	28,653,251
Diluted	27,758,279	29,014,264	27,744,063	29,002,279

MTR GAMING GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	SIX MONTHS ENDED JUNE 30
	2006	2005
Cash flows from operating activities:
Net income	$3,825	$4,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,759	10,925
Amortization of deferred financing fees	1,174	845
Amortization of deferred leasehold obligation	(44)	(44)
Bad debt expense	35	38
Stock compensation expense	139	—
Deferred income taxes	(325)	—
Increase in long-term deferred compensation	1,263	1,440
Loss on disposal of property	165	472
Minority interest	(137)	—
Equity in loss of unconsolidated joint venture	—	77
Changes in operating assets and liabilities:
Accounts receivable	(4,279)	(8,184)
Prepaid taxes	1,352	(700)
Other current assets	(2,049)	(2,788)
Accounts payable	(1,341)	9,014
Accrued liabilities	1,686	1,939
Net cash provided by operating activities	13,223	17,519
Cash flows from investing activities:
Increase in restricted cash	(464)	(353)
Increase in deposits and other	(465)	(380)
Minority interest	429	—
Funds held for construction project	(79,811)	—
Capital expenditures	(37,385)	(15,541)
Net cash used in investing activities	(117,696)	(16,274)
Cash flows from financing activities:
Proceeds from exercise of stock options	354	472
Financing cost paid	(4,230)	—
Proceeds from issuance of long-term debt	18,500	—
Proceeds from issuance of senior subordinated notes	125,000	—
Principal payments on long-term debt and capital leases	(38,717)	(1,568)
Net cash provided by (used in) financing activities	100,907	(1,096)
Net (decrease) increase in cash and cash equivalents	(3,566)	149
Cash and cash equivalents, beginning of period	22,576	22,443
Cash and cash equivalents, end of period	$19,010	$22,592
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,563	$6,654
Income taxes	$3,900	$3,400

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain reclassifications have been made to the prior year’s consolidated financial statement presentation to conform to the current presentation, including the reclassification of deferred financing fee amortization to interest expense. These reclassifications did not affect our net income or cash flows.

For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2—PRESQUE ISLE DOWNS, INC.

Through our wholly-owned subsidiary, Presque Isle Downs, Inc., we have obtained a license to build a thoroughbred racetrack and operate parimutuel wagering in Erie, Pennsylvania. Additionally, as a result of gaming legislation passed in Pennsylvania in July 2004, and subject to licensing by the Pennsylvania Gaming Control Board (the “PGCB”), we anticipate operating up to 2,000 slot machines. The completed facility will include a state-of-the-art, thoroughbred horse racing facility with a grandstand, barns, paddock and related facilities, as well as a clubhouse, which will feature a gaming area, entertainment and fine and casual dining.

We are nearing completion of the site development work and we have commenced construction on the clubhouse facility. We anticipate opening the clubhouse for slot machine gaming as soon as practicable after the issuance of a conditional gaming license from the PGCB and the state’s readiness to commence slot operations. Currently, the PGCB expects to issue conditional gaming licenses in September 2006 and permanent licenses in December 2006. However, licensees will be permitted to operate slot machines pursuant to the conditional licenses pending issuance of the permanent licenses. We intend to commence live racing at Presque Isle Downs by December 2007, and have submitted a request to the Pennsylvania Racing Commission for 12 racing dates in 2007.

In addition to the $50 million licensing fee, we anticipate spending a total of approximately $200 million to build Presque Isle Downs, which includes $50 million for land acquisition costs, closing costs and gaming and operations equipment. This estimate does not include any contributions from the local economic development authority.

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—ACQUISITIONS

Acquisition of Binion’s Horseshoe Hotel and Casino

On March 11, 2004, we acquired Binion’s Horseshoe Hotel and Casino in downtown Las Vegas and entered into a Joint Operating License Agreement with an affiliate of Harrah’s Entertainment, Inc. (“Harrah’s”). Our wholly-owned subsidiary, Speakeasy Gaming of Fremont, Inc., obtained title to the property and equipment for $20.0 million (exclusive of transaction costs approximating $658,000), free and clear of all debts, subject to increase by $5.0 million if, at the termination of this agreement, Harrah’s achieved certain operational milestones. In addition, we purchased for $1.8 million a parcel of land previously subject to a ground lease, and assumed or entered into ground leases for certain portions of the acreage upon which the property is situated. The leases have remaining terms ranging from 25 to 68 years and aggregate current annual rentals of approximately $6.4 million, which are subject to certain periodic increases. Harrah’s served as the primary day-to-day operator of the property on an interim basis, subject to certain oversight and review by a joint committee of the two companies. During the term of the agreement, which ended March 10, 2005, we received guaranteed payments, net of all of the property’s operating expenses including the ground leases. During the first quarter of 2005, we received $428,000 pursuant to the Joint Operating Lease Agreement. We took over the operations at Binion’s on March 10, 2005 and renamed it Binion’s Gambling Hall & Hotel.

With respect to the additional $5 million purchase price, we have not received sufficient financial information from Harrah’s to determine whether Harrah’s achieved the specified operational milestones and therefore have not paid the $5 million. We had accrued the $5 million at March 31, 2005 as additional purchase price. This accrued (noncash) amount was not reflected in the 2005 consolidated statement of cash flows. On May 5, 2006, Harrah’s served a complaint on us claiming its right to the $5 million together with pre- and post-judgment interest and attorneys’ fees. This complaint is discussed in greater detail in “Part II, Item 1. Legal Proceedings.”

Acquisition of 50% Interest in North Metro Harness Initiative, LLC

In June 2004, our wholly-owned subsidiary, MTR-Harness, Inc., acquired (for an initial investment of $10,000 and a commitment to make additional investments if the project received regulatory approvals) a 50% interest in North Metro Harness Initiative, LLC, then a subsidiary of Southwest Casino and Hotel Corporation. On January 19, 2005, the Minnesota Racing Commission granted North Metro a license to construct and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota, approximately 30 miles northeast of downtown Minneapolis on a 178.4-acre site that North Metro purchased in 2005. The racetrack will be the second of only two racetracks permitted by current law in the seven county Minneapolis metropolitan area.

Minnesota law permits licensed racetracks to operate a card room with up to 50 tables offering “non-banked” games (those in which the players play only against each other instead of against the house), subject to completion of the racetrack’s first 50-day live race meet and regulatory approval of a card room plan of operation. A public interest group had sought judicial review of the issuance of the license; however this legal challenge was resolved in June 2006 in favor of North Metro. Upon obtaining project financing, North Metro intends to commence construction and racing and card room operations at the earliest practicable date.

We have determined that North Metro is a variable interest entity in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities’’ (“FIN 46”) and subsequent revision

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FIN 46R. We determined that the Company is the primary beneficiary for this entity within the meaning of FIN 46(R), and accordingly began consolidating the financial statements of North Metro effective in October 2005. Through June 30, 2006, we made aggregate capital contributions in North Metro of approximately $9.1 million (exclusive of legal and other fees).

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

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Historically, for SFAS 123 pro forma disclosure on stock-based compensation, we recognized compensation expense for stock option awards issued to employees on a straight-line basis over the vesting period. This policy differs from the policy required to be applied to awards granted after the adoption of SFAS 123(R), which requires that compensation expense be recognized for awards over the requisite service period of the award or to an employee’s eligible retirement date, if earlier. We will continue to recognize compensation expense over the vesting period for awards granted prior to  adoption of SFAS 123(R), but for all awards granted after January 1, 2006, compensation expense will be recognized over the applicable service period or over a period ending with the employee’s eligible retirement date, if earlier. Total stock option expense recognized during the three and six months ended June 30, 2006 was $45,000 ($29,000 net of tax) and $139,000 ($90,000 net of tax), respectively, which did not affect our reported earnings per share. This expense related entirely to awards granted prior to January 1, 2006. We did not recognize any stock option expense during 2005.

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005, if we had applied the fair value recognition provisions of SFAS 123 to employee stock-based awards.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$1,602,000	$4,485,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,122,000)	(1,187,000)
Pro Forma net income	$480,000	$3,298,000
Earnings per share:
Basic, as reported	$0.06	$0.16
Basic, pro forma	$0.02	$0.12
Diluted, as reported	$0.06	$0.15
Diluted, pro forma	$0.02	$0.11

The stock option activity for the six months ended June 30, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2005	1,250,384	$6.66	6.07	$4,687,650
Granted	—	—
Exercised	(53,350)	6.64
Canceled	(55,000)	8.42
Outstanding June 30, 2006	1,142,034	$6.59	5.82	$3,190,000
Exercisable June 30, 2006	1,142,034	$6.59	5.82	$3,190,000

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercised during the six months ended June 30, 2006 and 2005 was $197,000 and $708,000, respectively. Shares issued for stock option exercises are issued from authorized, unissued shares.

At June 30, 2006, all stock options were vested.

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Black-Scholes Option Valuation Assumptions(1)
Risk-free interest rate(2)	4.40%	4.05%-4.40%
Expected dividend yield	0%	0%
Expected stock price volatility(3)	55%	55%-61%
Expected life of stock options (in years)(4)	10 years	10 years

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

       (4) Estimated life of stock options is estimated based upon contractual term historical experience

Net cash proceeds from the exercise of stock options were $333,000 and $358,000 for the three months ended June 30, 2006 and 2005, respectively. The income tax benefit realized from stock options exercised total $61,000 and $129,000, respectively, for the same periods. For the six-month periods, net cash proceeds from the exercise of stock options were $354,000 in 2006 and $472,000 in 2005. The income tax benefit realized from stock options exercised total $69,000 and $248,000, respectively, for the same periods.

NOTE 5—INCOME TAXES

We account for our income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income taxes reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance, when determined to be necessary, is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations. There is no valuation allowance at June 30, 2006 and 2005. As permitted by SFAS 109, we update the calculation of our deferred income tax assets and liabilities on an annual basis. The Company and its subsidiaries file a consolidated federal income tax return.

We have determined that certain tax deductions associated with the exercise of employee stock options may be subject to limitation and not be deductible. We intend to continue to pursue all avenues available to maintain the deductibility of these amounts. However, until such time as this matter is resolved, we have recorded additional federal income tax liability of $2.8 million and correspondingly reduced additional paid-in capital for the tax benefits as of June 30, 2006. In addition, we recorded an additional $140,000 relating to the resolution of certain tax matters during the three months ended June 30, 2006.

NOTE 6—LONG-TERM DEBT

Senior Subordinated Notes

On May 25, 2006, we consummated the private sale of $125 million of 9% senior subordinated notes pursuant to Rule 144A. The net proceeds after fees and expenses were $123.2 million, of which $38.6

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million was used to repay all outstanding borrowings, including accrued interest, under the Fourth Amended and Restated Credit Agreement. The remaining proceeds are available to finance construction of Presque Isle Downs, to pay Pennsylvania’s $50 million licensing fee and for general corporate purposes. The remaining net proceeds totaled $79.8 million at June 30, 2006.  Since these amounts will be used in conjunction with the development and construction of Presque Isle Downs, they have been classified in the accompanying consolidated balance sheet as “funds held for construction project,” a noncurrent asset.  These funds are invested in government money market funds on a short-term basis.

The senior subordinated notes mature in their entirety on June 1, 2012. At any time on or after June 1, 2009, we may redeem all or a portion of the notes at a premium that will decrease over time (104.5% to 100%) as set forth in the agreement, plus accrued and unpaid interest. At any time prior to June 1, 2009, we may redeem up to 35% of the aggregate principal amount of the notes (subject to certain limitations as specified in the agreement) at a redemption price of 109% of the principal amount, plus accrued and unpaid interest, with the net cash proceeds of public offerings of the Company’s stock.

We are required to file a registration statement on Form S-4 with the Securities and Exchange Commission with respect to notes that are identical in terms to the senior subordinated notes.  The registration statement is required to be filed no later than August 23, 2006.  Holders of the senior subordinated notes will be offered the ability to exchange their notes for publicly-traded notes with substantially identical terms.  In addition, we are required to cause the registration statement to be declared effective by November 21, 2006.  If the registration statement is not filed or declared effective by the required dates, we would be required to pay liquidated damages.

Credit Agreement

On March 31, 2006, we entered into the Second Amendment to the Fourth Amended and Restated Credit Agreement, which amendment (i) provided for an increase in the amount of commitment under the senior secured revolving credit facility from $85 million to $105 million; (ii) provided for a restatement of certain insurance requirements; (iii) provided for an increase in the maximum permitted leverage ratio; and (iv) permitted the incurrence of indebtedness to be evidenced by senior subordinated notes. The Fourth Amended and Restated Credit Agreement also provides the availability for up to $55 million for use in connection with letters of credit, and up to $10 million in short-term funds for use under a “swing line” facility, and also permits us to finance separately up to $35 million for equipment. In general, borrowings under this credit agreement bear interest based, at our option, on either the agent bank’s base rate or LIBOR, in each case plus a margin that is based on our leverage ratio at the time and will range from 75 to 275 basis points for base rate loans and 200 to 400 basis points for LIBOR loans. Loans under this credit agreement mature in 2008. We must also pay a quarterly non-usage commitment fee which is based upon the leverage ratio.

On July 6, 2006, we entered into a commitment agreement with Wells Fargo Bank, NA to enter into a Fifth Amended and Restated Credit Agreement. This credit agreement will have a five year maturity and will consist of a senior secured reducing revolving credit facility in the amount of $105 million (including consent, but not a commitment, for an increase of the credit facility up to an additional $50 million subject to certain conditions). Of this amount, $60 million will be available for letters of credit and up to $10 million will be available for short-term funds under a “swing line” facility. Availability under the new credit facility will be limited to $75 million (including letters of credit) until Presque Isle Downs receives its gaming license. We have deposited a letter of credit with the Commonwealth of Pennsylvania in the amount of $50 million in connection with our application for a gaming license. The Fifth Amended and Restated Credit Agreement will bear interest based, at our option, on either the agent bank’s base rate or LIBOR, in each case plus a margin that will be based on our leverage ratio at the time. The Fifth Amended

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and Restated Credit Agreement will also modify certain covenants that are included in the Fourth Amended and Restated Credit Agreement to reflect among other things, the issuance of the senior subordinated notes.

As of June 30, 2006, there were no amounts outstanding under the credit agreement; however, letters of credit for approximately $51.5 million were outstanding, including the letter of credit for the benefit of the Commonwealth of Pennsylvania in the amount of $50 million.

As a result of the issuance of the senior subordinated notes and since the contemplated Fifth Amended and Restated Credit Agreement was not yet finalized, we were not in compliance with the leverage ratio under the Fourth Amended and Restated Credit Agreement as of June 30, 2006. We have obtained the necessary waiver of this covenant as of June 30, 2006. However, we did not request a waiver for subsequent periods since it is probable that the Fifth Amended and Restated Credit Agreement will be finalized prior to the next quarterly covenant reporting period when certain ratios including the leverage ratio would be modified.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Litigation

In January 2006, a jockey who was injured during a race at Mountaineer Park in July 2004, filed a first amended complaint in which he alleges that Mountaineer Park was negligent in its design, construction and maintenance of the racetrack as well as in its administration of races, and that MTR Gaming Group, Inc. is likewise liable as Mountaineer Park’s corporate parent. The plaintiff seeks medical expenses to date of $550,000, future medical expenses, unspecified lost wages and other damages resulting from his injuries. The plaintiff seeks in excess of $10 million in damages. The plaintiff’s wife seeks $2 million for loss of consortium. Mountaineer Park has answered the complaint, denying any negligence or wrongdoing and further alleging that the plaintiff’s injuries, to the extent the result of negligence, resulted from the plaintiff’s own negligence or the negligence of others. In a separate action, the jockey has sued a jockeys’ guild and certain of its former officers for failure to maintain certain insurance and failure to inform the jockey that they had permitted such insurance to lapse. The guild has impleaded Mountaineer Park and MTR Gaming Group, Inc. as third-party defendants and cross-claimed against them. However, Mountaineer Park and MTR Gaming Group, Inc. have been dismissed as third-party defendants. We believe, but cannot assure, that we have sufficient liability insurance coverage for this claim.

We are also party to various lawsuits which have arisen in the normal course of our business. The liability, if any, arising from unfavorable outcomes of lawsuits is presently unknown.

NOTE 8—NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Uncertain Tax Positions

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Tax Positions — an Interpretation of SFAS No. 109.  The Interpretation applies to all open tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes.  This Interpretation will result in increased relevance and comparability in financial reporting of income taxes and will provide more information about the uncertainty in income tax assets and liabilities.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  We will evaluate the impact of this interpretation on our financial position and results of operations.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements contained in this document. Such risks, uncertainties and other important factors include, but are not limited to: (i) changes in, or failure to comply with, laws, regulations, accounting standards or environmental laws (including adverse changes in regulation by various state gaming or racing authorities and the rates of taxation on gaming revenues) and delays in regulatory licensing processes; (ii) competitive and general economic conditions in our markets, including the location of competitors and the legalization of new forms of gaming in states within our target markets; (iii) the ability to integrate future acquisitions; (iv) construction factors relating to new development or maintenance and expansion of operations, including litigation, delays, zoning issues, environmental restrictions, site conditions, weather or other hazards; (v) the effect of economic, credit and capital market conditions on the economy in general; (vi) continued dependence on Mountaineer Park for the majority of our revenues and cash flows; (vi) dependence upon key personnel and the ability to attract new personnel; (viii) weather or road conditions limiting access to our properties; and (ix) obtaining additional financing, if and when needed, and the impact of leverage and debt service requirements.

Additional factors that could cause our actual performance to differ materially from that contemplated by such forward-looking statements are detailed in our Annual Report on Form 10-K for the year ended December 31, 2005, as well as other filings with the Securities and Exchange Commission. We do not intend to publicly update any forward-looking statements, except as may be required by law.

OVERVIEW

MTR Gaming Group, Inc. (the “Company”), through our wholly-owned subsidiaries, owns and operates The Mountaineer Racetrack and Gaming Resort (“Mountaineer Park”) in Chester, West Virginia; Binion’s Gambling Hall & Hotel (“Binion’s”) in Las Vegas, Nevada; the Ramada Inn and Speedway Casino (“Las Vegas Speedway”) in North Las Vegas, Nevada; and Scioto Downs in Columbus, Ohio. We also own a controlling interest in Jackson Harness Raceway in Jackson, Michigan, in which our wholly-owned subsidiary, Jackson Racing, Inc., acquired a 90% interest in Jackson Trotting Association, LLC in December 2005; and a 50% interest in North Metro Harness Initiative, LLC, which is licensed to operate in Minnesota.

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

In June 2004, our wholly-owned subsidiary, MTR-Harness, Inc., acquired a 50% interest in North Metro Harness Initiative, LLC. Upon obtaining project financing, North Metro intends to construct and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota, approximately 30 miles northeast of downtown Minneapolis on a 178.4-acre site that North Metro purchased in 2005. The racetrack will be the second of only two racetracks permitted by current law in the seven county Minneapolis metropolitan area. Legal challenges related related to the grant of the license were resolved in June 2006 in favor of North Metro.

Through our wholly-owned subsidiary, Presque Isle Downs, Inc., we have obtained a license to build a thoroughbred racetrack and operate parimutuel wagering in Erie, Pennsylvania. Additionally, as a result of gaming legislation passed in Pennsylvania in July 2004, and subject to licensing by the Pennsylvania Gaming Control Board (the “PGCB”), we anticipate operating up to 2,000 slot machines. The completed facility will include a state-of-the-art, thoroughbred horse racing facility with a grandstand, barns, paddock and related facilities, as well as a clubhouse, which will feature a gaming area, entertainment and fine and casual dining.

We are nearing completion of the site development work and we have commenced construction on the clubhouse facility. We anticipate opening the clubhouse for slot machine gaming as soon as practicable after the issuance of a conditional gaming license from the PGCB and the state’s readiness to commence slot operations. Currently, the PGCB expects to issue conditional gaming licenses in September 2006 and permanent licenses in December 2006. However, licensees will be permitted to operate slot machines pursuant to the conditional licenses pending issuance of the permanent licenses. We intend to commence live racing at Presque Isle Downs by December 2007, and have submitted a request to the Pennsylvania Racing Commission for 12 racing dates in 2007.

As previously announced, the Board of Directors of MTR established a Special Committee consisting of the four independent directors on the Board to act on behalf of MTR in order to consider a proposal of TBR Acquisition Group, LLC, which has since been rejected, or alternatives, in evaluating what is in the best interests of the Company and its stockholders. The Special Committee was dissolved in June 2006. In the absence of a transaction in which management has an interest, consideration of any strategic alternatives will lie with the full Board of Directors.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2005

The following tables set forth information concerning our results of operations by property.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Net revenues:
Mountaineer Park	$74,015	$76,454	$145,844	$144,824
Binion’s Gambling Hall(1)	15,083	14,521	31,607	19,335
Las Vegas Speedway	2,965	2,627	6,065	5,141
Scioto Downs	1,596	1,815	2,402	2,613
Presque Isle Downs	—	—	—	—
Jackson Racing	1,266	—	1,995	—
North Metro	—	—	—	—
Corporate	3	6	6	6
Consolidated net revenues	$94,928	$95,423	$187,919	$171,919

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Operating income (loss):
Mountaineer Park	$10,662	$10,030	$23,093	$20,768
Binion’s Gambling Hall(1)	(1,095)	404	(992)	1,044
Las Vegas Speedway	353	83	952	180
Scioto Downs	(659)	(648)	(1,217)	(1,230)
Presque Isle Downs	(559)	—	(559)	—
Jackson Racing	(44)	—	(55)	—
North Metro	(160)	—	(262)	—
Corporate	(3,571)	(3,708)	(7,208)	(6,550)
Consolidated operating income	$4,927	$6,161	$13,752	$14,212

       (1) We acquired Binion’s on March 11, 2004 and received guaranteed payments under a joint operating agreement with Harrah’s until taking over operation of the property on March 10, 2005. Accordingly, operating results are not comparable.

Mountaineer Park’s Operating Results:

During the three months ended June 30, 2006, net revenues decreased by $2.4 million, or 3.2%, primarily due to a $2.2 million decrease in gaming revenues and a $0.1 million increase in promotional allowances. Net revenues earned from parimutuel commissions, food, beverage, lodging and other sources remained consistent with 2005. However, Mountaineer Park’s operating margin increased to 14.4% in 2006 from 13.1% in 2005, an increase of 9.9%.

For the six-month period ended June 30, 2006, net revenues increased by $1.0 million, or 0.7%, due to a $0.3 million increase in gaming revenues, a $0.2 million increase in parimutuel commissions increased and a $0.5 million increase in food, beverage and lodging revenues. Mountaineer Park’s operating margin increased to 15.8% in 2006 from 14.3% in 2005, an increase of 10.5%.

Operating margins at Mountaineer Park were impacted due to our overall cost containment efforts, such as:

•       an overall reduction in salaries and benefits expenses in the amount of $1.1 million and $1.3 million during the three- and six-month periods, respectively, and

•       a reduction of marketing and promotions expenses in the amount of $0.5 million during the three-month period.

A discussion of Mountaineer Park’s key operations follows.

Gaming Operations.   Revenues from gaming operations decreased by $2.2 million, or 3.2%, to $65.2 million during the three months ended June 30, 2006, compared to the same period during 2005, and gross profit decreased slightly during the period. For the six-month period ended June 30, 2006, revenues from gaming operations increased by $0.4 million to $129.8 million compared to the same period during 2005, and gross profit increased by $1.0 million, or 2.1% during the period.

Management attributes the decrease in revenue from gaming operations during the second quarter of 2006 to general economic conditions including increased fuel costs. We intend to continue to tailor our targeted marketing campaigns that we implemented in late 2005 to drive patron traffic, as well as continue to enhance the slot products we offer. In July 2006, the West Virginia Lottery began participating in the new multi-state progressive “Ca$hola” game, which is expected to provide jackpots in excess of $1 million. We currently have 25 slots dedicated to this new game and we believe growth of this game will further differentiate Mountaineer’s slot product from limited video lottery terminals in local bars and clubs, which, as a practical matter, will not be able to participate because of the limitation on the number of machines they operate. However, increasing fuel costs and general economic conditions may continue to impact Mountaineer Park’s revenue growth.

Effective in July 2005, West Virginia legislation increased the portion of the racetracks’ net win that is contributed into the Employee Pension Fund from ½% to 1%, which is applied to the net win until the racetrack reaches its Excess Net Terminal Income threshold. For Mountaineer Park, the threshold is fixed at approximately $160.0 million. During the three and six months ended June 30, 2006, this change increased Mountaineer Park’s cost of gaming by approximately $141,000 and $398,000, respectively. This increase was partially offset by decreases in gaming salaries and benefits (as discussed above) due in part to increased efficiencies resulting from our implementation of ticket-in ticket-out technology to slot terminals.

During the second quarter of 2006, Mountaineer Park’s average daily net win per machine decreased by 3.5% to $222 compared to $230 during the same period of 2005. For the six-month period ended June 30, 2006, average daily net win per machine increased slightly to $223 compared to $222 during the same period in 2005. Management believes that if West Virginia were to enact proposed legislation for table games at the state’s racetracks, which has not passed in previous legislative sessions, Mountaineer Park could increase its market penetration, which may contribute to Mountaineer Park’s gaming revenue growth and further development as a destination resort. However, the commencement of gaming operations in Pennsylvania may have a negative impact on Mountaineer Park’s growth, depending on the location of gaming facilities. The net effect of the implementation of table games at Mountaineer Park, if legislation were enacted, and new competition upon commencement of slot operations in Pennsylvania is not known.

Parimutuel Commissions.   Parimutuel commissions for Mountaineer Park, detailing gross handles less patron payouts and deductions, for three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Import simulcast racing parimutuel handle	$5,111	$5,914	$10,064	$10,853
Live racing parimutuel handle	3,347	3,811	5,156	5,399
Less patrons’ winning tickets	(6,677)	(7,675)	(11,997)	(12,804)
	1,781	2,050	3,223	3,448
Revenues—export simulcast	3,361	3,255	5,488	4,808
	5,142	5,305	8,711	8,256
Less:
State and county parimutuel tax	(125)	(131)	(234)	(227)
Purses and Horsemen’s Association	(2,283)	(2,357)	(3,833)	(3,623)
Revenues—parimutuel commissions	$2,734	$2,817	$4,644	$4,406

The increase in export simulcast revenue was primarily attributable to 10 more racing days during the six-month period of 2006 compared to the same period of 2005 as a result of mild winter weather in 2006. However, this increase was offset by a decrease in live and import simulcast racing handle due to the ability of patrons to place parimutuel wagers via telephone and the Internet, despite the increase in the number of racing days.

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

Live racing and import simulcast may continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or growth in the utilization of telephone and/or Internet wagering).

Food, beverage and lodging operations.   Revenues from food, beverage and lodging operations decreased slightly during the three months ended June 30, 2006, compared to the same period during 2005, while gross profit from these operations increased by $0.2 million, or 13.8%. For the six-month period ended June 30, 2006, revenues from food, beverage and lodging operations increased by $0.5 million compared to the same period during 2005, and gross profit from these operations increased by $0.6 million, or 12.6%. The increases in gross profit primarily resulted from cost control of salaries and benefits (as discussed above).

The average daily room rate for the Grande Hotel decreased to $83.28 during the second quarter of 2006 from $86.39 during the same period of 2005, and the average occupancy rate decreased to 65.9% from 70.0% during the same periods, respectively. These decreases resulted from out of service rooms for renovation as well as a general decrease in patron traffic during the second quarter. During the six-month periods, the average daily room rate decreased to $76.65 during 2006 from $83.50 during 2005, but the average occupancy rate increased to 67.7% from 65.6% during the same periods, respectively. The six-month average occupancy and daily room rates reflect marketing campaigns to increase occupancy with discounted rates.

Binion’s Operating Results:

Prior to March 10, 2005, revenues earned from Binion’s consisted of guaranteed payments received under a joint operating agreement with Harrah’s, which began with our acquisition of the property on March 11, 2004. On March 10, 2005, we took over the property’s operations and these guaranteed payments ended.

For the three-month period ended June 30, 2006, net revenues increased by $0.5 million, or 3.8%, due primarily to increases food and beverage revenues. However, Binion’s experienced an operating loss of $1.1 million in 2006 compared to operating income of $0.4 million in 2005, due to higher operating expenses in 2006 compared to the same period a year ago. Additionally, the quarterly comparison was impacted by favorable expense adjustments in 2005 associated with reductions in the player point liability that did not occur in 2006.

During the six months ended June 30, 2006, revenues earned from Binion’s consisted of $23.0 million from gaming operations, $10.1 million from food, beverage and lodging operations and $0.9 million from other sources, offset by promotional allowances of $2.4 million. During this same period, Binion’s experienced an operating loss of $1.0 million, which included general and administrative expenses of $9.4 million (including ground lease payments of $3.4 million), marketing and promotions expense of $1.4 million and depreciation of $1.1 million.

Binion’s continues to focus on realigning operations in order to capitalize on the property’s excellent position within the downtown Las Vegas gaming and entertainment market.

Las Vegas Speedway’s Operating Results:

Las Vegas Speedway’s revenue growth during the three and six months ended June 30, 2006 resulted primarily from gaming operations and food and beverage. During the three-month period, the operating margin increased to 11.9% in 2006 from 3.2% in 2005, and during the six-month period, the operating margin increased to 15.7% in 2006 from 3.5% in 2005. The increase in operating margins was due in part to revenue growth and increased operational efficiencies.

Scioto Downs’ Operating Results:

The operating results for Scioto Downs include simulcasting, which is operated year-round, and live harness racing, which is conducted from early May through mid-September, as well as food and beverage operations. The property’s operating losses remained relatively consistent during the three- and six-month periods of 2006 and 2005. During 2006, Scioto Downs’ live racing dates will decrease from 93 to 80 days.

Scioto Downs has been incorporated into certain Mountaineer Park simulcasting arrangements. Additionally, we continue to investigate other ways to increase revenues for the property, including telephone and Internet wagering on races, however nothing definitive has been established at this time.

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

North Metro Operating Results:

On October 22, 2005, we began consolidating the operating results of North Metro Harness, of which our wholly-owned subsidiary, MTR-Harness, owns 50% in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” FIN 46 and subsequent revision FIN 46R. The operations of MTR-Harness and North Metro Harness are consolidated as part of our operating results, net of the 50% minority interest. Prior to October 22, 2005, the operating results of North Metro Harness were accounted for on the equity method. During the three and six months ended June 30, 2005, we recorded $31,000 and $77,000, respectively, of equity in loss of an unconsolidated joint venture.

Corporate Operating Results:

During the three months ended June 30, 2006, corporate general and administrative expenses increased by $0.1 million to $3.2 million compared to the same period during 2005. For the six-month period ended June 30, 2006, corporate general and administrative expenses increased by $0.9 million, or 14.8%, to $6.8 million compared to the same period during 2005. The increase in costs was due to:

•  an increase in directors fees of $0.2 million, partially related to the Special Committee of the Board of Directors;

•  additional costs of $0.3 million incurred through efforts to participate in a stand-alone casino in Pittsburgh;

•  additional costs of $0.3 million incurred primarily for legal and financial advisory fees in connection with the Special Committee of the Board of Directors’ consideration of a management buyout proposal; and

•  an increase in costs of $0.3 million related to Presque Isle Downs’ development and pre-opening activities.

Loss on Disposal of Property:

During the three months ended June 30, 2006, we incurred a loss of $268,000 in connection with expiration of land options and other costs related to our proposed stand-alone casino in Pittsburgh. During the same period in 2005, we incurred a loss of $484,000 in connection with expiration of land options and other costs related to our proposed Keystone Downs development.

Interest:

The increase in net interest expense in 2006 compared to 2005 is attributable to the incremental net interest expense of $1.8 million associated with $38.5 million of borrowings under our credit agreement, as well as the private sale of $125 million of 9% senior subordinated notes in May 2006. This increase was offset by the capitalization of interest related to the construction of Presque Isle Downs, which was $1.1 million and $1.9 million during the three- and six-month periods of 2006, respectively, compared to $0.4 million during the six-month period of 2005.

Provision for Income Taxes:

The provision for income taxes in 2006 was computed based on an effective tax rate of 39% as compared to 37.5% in 2005. During the three months ended June 30, 2006, we recorded an additional $140,000 relating to the resolution of certain tax matters.

CASH FLOWS

Our operating activities produced $13.2 million in cash flow during the six months ended June 30, 2006, compared to $17.5 million during the same period of 2005.

Net cash used in investing activities was $117.7 million during the six months ended June 30, 2006, compared to $16.3 million during the same period of 2005. In 2006, we spent $37.4 million on property and equipment and other capital projects compared to $15.5 million in 2005. In addition, we invested $79.8 million of borrowings received from the 9% senior subordinated notes in government money market funds on a short-term basis, which will be used for the development and construction of Presque Isle Downs.

Net cash provided by financing activities was $100.9 million during the six months ended June 30, 2006, compared to $1.1 million of net cash used in financing activities during the same period of 2005. On May 25, 2006, we consummated the private sale of $125 million of 9% senior subordinated notes, of which $38.5 million was used to repay all outstanding borrowings under our credit facility. In addition, we paid $4.2 million of financing fees during the six-month period and had borrowings of $18.5 million from our revolving credit facility prior to its repayment. During the six months ended June 30, 2005, we made principal payments on other long-term debt and capital leases in the amount of $1.6 million.

LIQUIDITY AND SOURCES OF CAPITAL

Our working capital balance was $5.9 million as of June 30, 2006, and our unrestricted cash balance amounted to $19.0 million. At June 30, 2006, the balances in bank accounts owned by Mountaineer Park’s horsemen, but to which we contribute funds for racing purses, exceeded our purse payment obligations by $5.3 million. This amount is available for payment of future purse obligations at our discretion and in accordance with the terms of its agreement with the HBPA. We also earn the interest on balances in these accounts.

On May 25, 2006, we consummated the private sale of $125 million of 9% senior subordinated notes pursuant to Rule 144A. The net proceeds after fees and expenses were $123.2 million, of which $38.6 million was used to repay all outstanding borrowings, including accrued interest, under the Fourth Amended and Restated Credit Agreement. The remaining proceeds are available to finance construction of Presque Isle Downs, to pay Pennsylvania’s $50 million licensing fee and for general corporate purposes. The remaining net proceeds totaled $79.8 million at June 30, 2006.  Since these amounts will be used in conjunction with the development and construction of Presque Isle Downs, they have been classified in the accompanying consolidated balance sheet as “funds held for construction project,” a noncurrent asset.  These funds are invested in government money market funds on a short-term basis.

The senior subordinated notes mature in their entirety on June 1, 2012. At any time on or after June 1, 2009, we may redeem all or a portion of the notes at a premium that will decrease over time (104.5% to 100%) as set forth in the agreement, plus accrued and unpaid interest. At any time prior to June 1, 2009, we may redeem up to 35% of the aggregate principal amount of the notes (subject to certain limitations as specified in the agreement) at a redemption price of 109% of the principal amount, plus accrued and unpaid interest, with the net cash proceeds of public offerings of the Company’s stock.

On March 31, 2006, we entered into the Second Amendment to the Fourth Amended and Restated Credit Agreement, which amendment (i) provided for an increase in the amount of commitment under the senior secured revolving credit facility from $85 million to $105million; (ii) provided for a restatement of certain insurance requirements; (iii) provided for an increase in the maximum permitted leverage ratio; and (iv) permitted the incurrence of indebtedness to be evidenced by senior subordinated notes. The Fourth Amended and Restated Credit Agreement also provides the availability for up to $55 million for use in connection with letters of credit, and up to $10 million in short-term funds for use under a “swing line” facility, and also permits us to finance separately up to $35 million for equipment. In general, borrowings under this credit agreement bear interest based, at our option, on either the agent bank’s base rate or LIBOR, in each case plus a margin that is based on our leverage ratio at the time and will range from 75 to 275 basis points for base rate loans and 200 to 400 basis points for LIBOR loans. Loans under this credit agreement mature in 2008. We must also pay a quarterly non-usage commitment fee which is based upon the leverage ratio.

On July 6, 2006, we entered into a commitment agreement with Wells Fargo Bank, NA to enter into a Fifth Amended and Restated Credit Agreement. This credit agreement will have a five year maturity and will consist of a senior secured reducing revolving credit facility in the amount of $105 million (including consent, but not a commitment for an increase of the credit facility up to an additional $50 million subject to certain conditions). Of this amount, $60 million will be available for letters of credit and up to $10 million will be available for short-term funds under a “swing line” facility. Availability under the new credit facility will be limited to $75 million (including letters of credit) until Presque Isle Downs receives its gaming license. We have deposited a letter of credit with the Commonwealth of Pennsylvania in the amount of $50 million in connection with our application for a gaming license. The Fifth Amended and Restated Credit Agreement will bear interest based, at our option, on either the agent bank’s base rate or LIBOR, in each case plus a margin that will be based on our leverage ratio at the time. The Fifth Amended and Restated Credit Agreement will also modify certain covenants that are included in the Fourth Amended and Restated Credit Agreement to reflect among other things, the issuance of the senior subordinated notes.

As of June 30, 2006, there were no amounts outstanding under the credit agreement; however, letters of credit for approximately $51.5 million were outstanding, including a letter of credit for the benefit of the Commonwealth of Pennsylvania in the amount of $50 million in connection with Presque Isle Downs’ application for a license to operate slot machines.

The credit agreement also contains covenants that restrict our ability to make investments, incur additional indebtedness, incur guarantee obligations, pay dividends, create liens on assets, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates. A failure to comply with the restrictions contained in our senior secured credit facility and the indentures governing our senior unsecured notes could lead to an event of default hereunder which could result in an acceleration of such indebtedness.

As a result of the issuance of the senior subordinated notes and since the contemplated Fifth Amended and Restated Credit Agreement was not yet finalized, we were not in compliance with the leverage ratio under the Fourth Amended and Restated Credit Agreement as of June 30, 2006. We have obtained the necessary waiver of this covenant as of June 30, 2006. However, we did not request a waiver for subsequent periods since it is probable that the Fifth Amended and Restated Credit Agreement will be finalized prior to the next quarterly covenant reporting period when certain ratios including the leverage ratio would be modified.

We have various arrangements with banks and their affiliated leasing companies for equipment financing. As of June 30, 2006, the aggregate outstanding principal balance related to equipment financing was $1.9 million.

Capital Expenditures

During the six months ended June 30, 2006, we spent $37.4 million for property and equipment and other capital projects, which included $29.7 million related to the Presque Isle Downs’ construction. During the balance of 2006, we expect to spend approximately $10 million on capital additions, exclusive of the Presque Isle Downs construction costs as discussed below. To date, we have spent $60.9 million for development and construction costs related to Presque Isle Downs.

The following contractual obligations entered into since December 31, 2005 increase contractual cash obligations (See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital in the Annual Report on Form 10-K for the year ended December 31, 2005) as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	Total
Contractual cash obligations:
Capital expenditures	$30.9	$25.9	$5.0	$—	$—
Operating leases	0.2	0.1	0.1	—	—
Total	$31.1	$26.0	$5.1	—	—

Commitments and Contingencies

In addition to the $50 million licensing fee, we anticipate spending a total of approximately $200 million to build Presque Isle Downs, which includes $50 million for land acquisition costs, closing costs and gaming and operations equipment. This estimate does not include anticipated proceeds from the sale of the alternative sites or any contributions from the local economic development authority.

We have determined that we will not build a separate building for preliminary slot operations, but rather plan to operate the slots in the permanent facility during construction of the racetrack. Upon commencement of parimutuel operations at Presque Isle Downs, we agreed to purchase a nearby off track wagering facility for $7 million. We expect to finance a significant portion of these development costs with cash flow from operations, cash on hand, including the net proceeds from the issuance of the senior subordinated notes, availability under the proposed $105 million Fifth Amended and Restated Revolving Credit Agreement and, when slot machines are installed, capital lease obligations.

In July 2006, the Pennsylvania Department of Revenue issued temporary regulations interpreting the state’s gaming act to require Category 1 licensees to pay a minimum of $10 million annually to local government.  In April 2006, a Department spokesman had indicated that the aggregate amount payable to the host county and host municipality would be capped at 4% of gross terminal revenue (net win after payouts to players).  We intend to mitigate the impact of this new regulation by pursuing agreements with Erie County for the county’s investment of part of its local share into infrastructure improvements that we believe will directly or indirectly benefit both the host municipality, Summit Township and Presque Isle Downs.  We have already entered into a similar agreement with the Summit Township Industrial and Economic Development Authority pursuant to which the Authority has agreed to apply to Erie County for certain grants contemplated by the gaming act, which would be used to fund, initially, up to $14.4 million of agreed upon on- and off-site infrastructure improvements.  We remain confident, notwithstanding the new regulation, that the distribution scheme as a whole (including the creation of a Horse Racing Development Fund into which all of the state’s slot machine licensees will pay a portion of gross terminal revenue, but from which only the Category 1 licensees will receive distributions – 80% of which will supplement racing purses), will provide an acceptable return on our investment.

Development of Presque Isle Downs remains subject to risks and uncertainties, which include but are not limited to unforeseen engineering, environmental, or geological problems, interference with existing operations, unanticipated cost increases, work stoppages, weather interference, including floods, construction delays and other risks associated with building a racing operation. Also, our racing license requires us to commence live racing by December 30, 2007.

In October 2004, we completed the acquisition of an alternative site to build Presque Isle Downs, known as the International Paper site. In October 2005, we completed the sale of all but approximately 24 acres of the International Paper site for $4.0 million to the Greater Erie Industrial Development

Corporation, a private, not-for-profit entity that is managed by the municipality (the GEIDC). Although the sales agreement was subject to, among other things, our release (by International Paper Company and the PaDEP) from our obligations under the consent order (as discussed below), we waived this closing condition.

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

North Metro intends to commence construction and racing and card room operations at the earliest practicable date, upon obtaining project financing. The project is estimated to cost approximately $47.0 million for land acquisition and construction and will be separately financed on a non-recourse basis to us, although we may elect to provide a credit enhancement or make additional investments. Through June 30, 2006, we made aggregate capital contributions in North Metro of approximately $9.1 million (exclusive of legal and other fees).

We have determined that certain tax deductions associated with the exercise of employee stock options may be subject to limitation and not be deductible.  We intend to continue to pursue all avenues available to maintain the deductibility of these amounts.  However, until such time as this matter is resolved, we have recorded additional federal income tax liability of $2.8 million and correspondingly reduced additional paid-in capital for the tax benefits as of June 30, 2006.

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

Management believes that our cash balances, cash flow from operations, net proceeds from the issuance of the senior subordinated notes, available lines of credit and the pending $105 million Fifth Amended and Restated Revolving Credit Agreement will be sufficient to cover any capital required to fund maturing debt obligations and any other contemplated capital expenditures and short-term funding requirements for the next twelve months, including the construction of Presque Isle Downs. The timing of other future acquisition and development projects or any unforeseen circumstances in our current development projects could impact our cash flow requirements, such that additional financing may be required. See “Business—Risks Related to Our Business” included in our 2005 Annual Report on Form 10-K for a description of certain circumstances that may affect our sources of liquidity. We may also repurchase additional shares of our common stock in amounts and at times determined by our board of directors from time to time. Although we have no current plans to do so, we may also finance our expansion, to the extent permitted under existing debt agreements, through the public or private sale of equity securities.

We cannot provide assurance that additional financing, if needed, for any current or future development projects will be available to us, or if available, that the terms of such financing will be on terms favorable to us. If we are unable to finance our current or future development projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects as well as capital expenditures, and selling assets, restructuring debt, or obtaining additional debt or equity financing or joint venture partners, or further modifying our bank credit facility. These sources of funds may not be sufficient to finance our expansion, and other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness. If we areunable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects, which may have a material adverse affect on our business, financial condition and results of operations. We also cannot assure you that estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

Our level of indebtedness presents other risks to investors, including the possibility that we may be unable to generate cash sufficient to pay the principal of and interest on our indebtedness when due; and that we may not be able to meet tests and covenants of such debt agreements and achieve satisfactory resolution of such non-compliance with the lenders. In such an event, the holders of our indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and proceed against any collateral securing such indebtedness. These actions could limit our ability to borrow additional funds and would likely have a material adverse effect on our business and results of operations. A debt rating downgrade would not impact the terms of borrowings under our Fourth Amended and Restated Credit Facility, the senior unsecured notes or the senior subordinated notes. However, a debt rating downgrade could impact the terms of and our ability to obtain additional new financing. Additionally, changes in the regulatory environment or restriction on or prohibition of our gaming or racing operations, whether arising out of legislation or litigation, could have a material adverse effect on our liquidity. See section entitled “Business—Risks Related To Our Business” and Note 3 to our Consolidated Financial Statements included in our 2005 Annual Report on Form 10-K.

Outstanding Options

As of June 30, 2006, there were outstanding options to purchase 1,142,034 shares of our common stock. If all such options were exercised, we would receive proceeds of approximately $7.5 million. We utilize the treasury stock method in determining the dilutive effect of outstanding options and warrants. Our policy is as follows: Our basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

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

Stock-based compensation expense recognized during the three and six months ended June 30, 2006 amounted to approximately $45,000 and $139,000, respectively. Stock-based compensation expense was included in general and administrative expenses in our consolidated statements of operations.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. However, with the issuance of the fixed rate senior unsecured notes in March 2003 and senior subordinated notes in May 2006, our exposure to interest rate changes will be limited to amounts which may be outstanding under the $105 million Fourth Amended and Restated Credit Agreement (See Liquidity and Sources of Capital).

Depending upon the amounts outstanding under the Fourth Amended and Restated Credit Agreement, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $1,050,000 (assuming an increase in the principal amount outstanding from $0 to $105 million).

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 13d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report (the “Evaluation Date”), have concluded that as of the Evaluation Date, due to the material weakness discussed in Management’s Report on Internal Control in the Form 10-K for the year ended December 31, 2005, that has not been remediated, that our disclosure controls and procedures were not effective

In connection with management’s assessment of our internal controls over financial reporting as of December 31, 2005 as discussed in Item 9A of the 2005 Form 10-K, management identified internal control deficiencies that resulted in adjustments and reclassifications to certain financial statement accounts, primarily related to our integration of the operations of Binion’s, and delay in the issuance of our Annual Form 10-K. None of the internal control deficiencies was considered material individually; however, when considered in the aggregate, these control deficiencies indicated a need for additional finance/accounting resources and represented a material weakness in internal control over the financial reporting.

Remediation action to address 2005 material weakness in internal control over financial reporting

As a result of our continuing expansion, our operations have become more complex and there is a need for additional finance and accounting staffing. This staffing need was highlighted by developments late in the fourth quarter of 2005 and into the first quarter of 2006, including a management buyout proposal and other substantial activities and proposed transactions. Management, while continuing its evaluation process to identify the finance/accounting resources currently needed, has established the position of Director of Financial Reporting. This position has been filled by promotion within the Company. We have initiated the search for an individual to fill the vacancy created by the promotion discussed above. We will also be recruiting for other positions identified to supplement our finance/accounting staff. Supplemental analyses and other post-closing procedures were performed in preparing the financial statements as of and for the six months ended June 30, 2006. We will also rely heavily on our entity level monitoring controls to mitigate the impact of possible undetected errors in the financial statements. We will continue to closely monitor the effectiveness of our processes, procedures and controls, and will make any further changes as management determines appropriate.

(b)   Changes in internal controls.

Except as discussed above, there were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the period covered by this Form 10-Q Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

Columbus Concerned Citizens, an anti-gaming public interest group, has sought judicial review of the Minnesota Racing Commission’s February 16, 2005 findings and conclusions granting North Metro Harness Initiative, LLC’s racing licenses (Minnesota Court of Appeals, Case No. A05-471 (on appeal by certiorari from the Minnesota Racing Commission)). In this case, Concerned Citizens claimed that the Racing Commission lacked the authority to reconsider its prior decision to deny the application for licenses. On March 28, 2006, the Minnesota Court of Appeals affirmed the decision of the Minnesota Racing Commission to grant North Metro’s licenses, and on June 21, 2006 the Minnesota Supreme Court denied a request to review that decision. In a second lawsuit challenging North Metro’s license, alleging that the Racing Commission violated the state’s Open Meeting Law, was dismissed by a Ramsey County District Court, and on June 6, 2006, the Minnesota Court of Appeals affirmed that dismissal. The anti-gambling group did not file a petition for review of that decision within the time permitted by rule. Accordingly, both challenges have been resolved in favor of the Racing Commission and North Metro.

On May 5, 2006, HHLV Management Company, LLC, an affiliate of Harrah’s Entertainment, Inc., served a complaint for breach of contract against Speakeasy Gaming of Fremont, Inc. (and MTR Gaming Group, Inc. as guarantor of the obligations of Speakeasy Gaming of Fremont, Inc.). The complaint alleges that HHLV is entitled to an additional $5 million of purchase price pursuant to the Purchase Agreement by which Speakeasy Gaming of Fremont acquired Binion’s Gambling Hall and Hotel. The Company and Speakeasy Gaming of Fremont, Inc. answered the complaint, generally denying liability and filed counterclaims for breach of contract, breach of duty of good faith and fair dealing, and fraudulent or intentional misrepresentations. HHLV has moved to dismiss our counterclaims.

We are also party to various lawsuits, which have arisen in the normal course of our business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on our financial condition or financial results. Legal matters are discussed in greater detail in “Item 3. Legal Proceedings” and Note 7 to our Consolidated Financial statements included in our 2005 Annual Report on Form 10 K.

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

4.1	Excerpt from Common Stock Certificates (incorporated by reference to the Company’s report on Form 10-K filed March 30, 2001)
4.2	Supplemental Indenture dated May 12, 2006, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors), and Wells Fargo Bank, N.A. (filed herewith)
4.3	Supplemental Indenture dated May 17, 2006, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. (filed herewith)
4.4

Indenture dated May 25, 2006, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A., including forms of the Note and the Guarantee (incorporated by reference to the Company’s report on Form 8-K filed May 26, 2006)

4.5

Purchase Agreement dated May 22, 2006, by and among the Company, certain of its wholly-owned subsidiaries (as guarantors of the Company), Jefferies and Wells Fargo (incorporated by reference to the Company’s report on Form 8-K filed May 26, 2006)

4.6

Registration Rights Amendment dated May 25, 2006, executed by the Company, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., Speakeasy Gaming of Fremont, Inc., Jackson Racing, Inc. and MTR-Harness, Inc. (incorporated by reference to the Company’s report on Form 8-K filed May 26, 2006)

10.1

Fourth Amended and Restated Credit Agreement dated December 27, 2005, by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to the Company’s report on Form 8-K filed January 3, 2006)

10.2

Revolving Credit Note dated December 27, 2005, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (incorporated by reference to the Company’s report on Form 8-K filed January 3, 2006)

10.3

Swingline Note dated December 27, 2005, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (incorporated by reference to the Company’s report on Form 8-K filed January 3, 2006)

10.4

Second Amendment to the Fourth Amended and Restated Credit Agreement dated March 31, 2006, by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to the Company’s report on Form 8-K filed April 3, 2006)

10.5

Revolving Credit Note (First Restated) dated March 31, 2006, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (incorporated by reference to the Company’s report on Form 8-K filed April 3, 2006)

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

Date: August 9, 2006	MTR GAMING GROUP, INC.
	By:	/s/ EDSON R. ARNEAULT
Edson R. Arneault
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER
	By:	/s/ JOHN W. BITTNER, JR.
John W. Bittner, Jr.
CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

EXHIBIT NO.	ITEM TITLE
3.1	Restated Certificate of Incorporation for Winner’s Entertainment, Inc. dated August 17, 1993 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1993)
3.2	Amended By Laws (incorporated by reference to the Company’s report on Form 8-K filed February 20, 1998)
3.3

Certificate of Amendment of Restated Certificate of Incorporation of Winner’s Entertainment, Inc. dated October 10, 1996 (incorporated by reference to the Company’s report on Form 8-K filed November 1, 1996)

4.1	Excerpt from Common Stock Certificates (incorporated by reference to the Company’s report on Form 10-K filed March 30, 2001)
4.2	Supplemental Indenture dated May 12, 2006, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors), and Wells Fargo Bank, N.A. (filed herewith)
4.3	Supplemental Indenture dated May 17, 2006, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. (filed herewith)
4.4

Indenture dated May 25, 2006, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A., including forms of the Note and the Guarantee (incorporated by reference to the Company’s report on Form 8-K filed May 26, 2006)

4.5

Purchase Agreement dated May 22, 2006, by and among the Company, certain of its wholly-owned subsidiaries (as guarantors of the Company), Jefferies and Wells Fargo (incorporated by reference to the Company’s report on Form 8-K filed May 26, 2006)

4.6

Registration Rights Amendment dated May 25, 2006, executed by the Company, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., Speakeasy Gaming of Fremont, Inc., Jackson Racing, Inc. and MTR-Harness, Inc. (incorporated by reference to the Company’s report on Form 8-K filed May 26, 2006)

10.1

Fourth Amended and Restated Credit Agreement dated December 27, 2005, by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to the Company’s report on Form 8-K filed January 3, 2006)

10.2

Revolving Credit Note dated December 27, 2005, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (incorporated by reference to the Company’s report on Form 8-K filed January 3, 2006)

10.3

Swingline Note dated December 27, 2005, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (incorporated by reference to the Company’s report on Form 8-K filed January 3, 2006)

10.4

Second Amendment to the Fourth Amended and Restated Credit Agreement dated March 31, 2006, by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to the Company’s report on Form 8-K filed April 3, 2006)

10.5

Revolving Credit Note (First Restated) dated March 31, 2006, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (incorporated by reference to the Company’s report on Form 8-K filed April 3, 2006)