Form 10-Q
period 2006-09-30
MTR GAMING GROUP INC
filed 2006-11-07
CIK 834162

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

COMMON STOCK, $.00001 PAR VALUE

Class
27,498,026
Outstanding at November 6, 2006

MTR GAMING GROUP, INC.
INDEX FOR FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	SEPTEMBER 30 2006	DECEMBER 31 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,818	$22,576
Short-term investments	49,415	—
Restricted cash	838	921
Accounts receivable, net of allowance for doubtful accounts of $230 in 2006 and $121 in 2005	8,504	7,558
Inventories	3,506	3,428
Deferred financing costs	1,994	1,952
Prepaid taxes	—	1,352
Deferred income taxes	1,000	1,000
Other current assets	4,547	3,619
Total current assets	98,622	42,406
Property and equipment, net	315,853	256,167
Goodwill	1,492	1,492
Other intangibles	17,561	17,583
Deferred financing costs, net of current portion	7,335	3,911
Deposits and other	19,943	13,118
Total assets	$460,806	$334,677
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,683	$9,261
Accounts payable—West Virginia Lottery Commission	1,004	1,297
Accrued payroll and payroll taxes	2,692	3,364
Accrued tax liability	1,216	—
Accrued interest	10,317	3,218
Other accrued liabilities	14,202	15,320
Construction project liabilities	15,773	2,967
Current portion of capital lease obligations	—	3
Current portion of long-term and other debt	484	474
Total current liabilities	54,371	35,904
Long-term and other debt, net of current portion	257,809	152,966
Deferred leasehold obligation	5,024	5,090
Long-term deferred compensation	9,815	8,051
Deferred income taxes	7,905	8,746
Total liabilities	334,924	210,757
Minority interest	3,329	2,944
Shareholders’ equity:
Common stock	—	—
Paid in capital	59,025	61,376
Retained earnings	63,528	59,600
Total shareholders’ equity	122,553	120,976
Total liabilities and shareholders’ equity	$460,806	$334,677

The accompanying notes are an integral part of the consolidated financial statements

MTR GAMING GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2006	2005	2006	2005
Revenues:
Gaming	$81,496	$79,477	$239,016	$226,780
Parimutuel commissions	4,506	4,062	12,474	10,107
Food, beverage and lodging	12,077	11,537	34,868	28,991
Other	2,638	3,085	7,114	7,660
Total revenues	100,717	98,161	293,472	273,538
Less promotional allowances	(2,499)	(2,513)	(7,335)	(5,971)
Net revenues	98,218	95,648	286,137	267,567
Costs of revenues:
Cost of gaming	46,457	45,621	138,531	134,552
Cost of parimutuel commissions	3,384	3,042	9,676	7,842
Cost of food, beverage and lodging	10,310	9,638	29,233	24,135
Cost of other revenue	2,215	2,563	6,293	6,471
Total costs of revenues	62,366	60,864	183,733	173,000
Gross profit	35,852	34,784	102,404	94,567
Operating expenses:
Marketing and promotions	3,532	3,110	9,686	7,980
General and administrative	19,445	16,837	53,608	46,141
Depreciation	6,004	5,678	17,763	16,603
Loss on disposal of property	42	95	207	567
Pre-opening costs	409	—	968	—
Total operating expenses	29,432	25,720	82,232	71,291
Operating income	6,420	9,064	20,172	23,276
Other (expense) income:
Equity in loss of unconsolidated joint venture	—	(113)	—	(190)
Interest income	992	70	1,520	208
Interest expense	(5,293)	(3,352)	(13,205)	(10,449)
Income before provision for income taxes and minority interest	2,119	5,669	8,487	12,845
Provision for income taxes	(2,053)	(2,426)	(4,680)	(5,117)
Income before minority interest	66	3,243	3,807	7,728
Minority interest	37	—	121	—
Net income	$103	$3,243	$3,928	$7,728
Net income per share:
Basic	$—	$0.11	$0.14	$0.27
Diluted	$—	$0.11	$0.14	$0.27
Weighted average number of shares outstanding:
Basic	27,498,026	28,434,006	27,480,045	28,579,010
Diluted	27,731,067	28,724,012	27,755,163	28,913,722

The accompanying notes are an integral part of the consolidated financial statements

MTR GAMING GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30
	2006	2005
Cash flows from operating activities:
Net income	$3,928	$7,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,763	16,603
Amortization of deferred financing fees	1,862	1,268
Amortization of deferred leasehold obligation	(66)	(66)
Bad debt expense	202	285
Stock compensation expense	139	—
Deferred income taxes	(841)	—
Increase in long-term deferred compensation	1,764	1,887
Loss on disposal of property	207	567
Minority interest	(192)	—
Equity in loss of unconsolidated joint venture	—	190
Changes in operating assets and liabilities:
Accounts receivable	(1,148)	(7,404)
Prepaid taxes	1,352	505
Other current assets	(1,006)	(2,171)
Accounts payable	(871)	8,961
Accrued liabilities	16,487	4,914
Net cash provided by operating activities	39,580	33,267
Cash flows from investing activities:
Decrease in restricted cash	83	289
Increase in deposits and other	(7,067)	(537)
Minority interest	577	—
Short-term investments	(49,415)	—
Capital expenditures	(77,392)	(20,725)
Net cash used in investing activities	(133,214)	(20,973)
Cash flows from financing activities:
Proceeds from exercise of stock options	354	484
Purchase and retirement of treasury stock	—	(7,622)
Financing cost paid	(5,162)	—
Proceeds from issuance of long-term debt	18,500	2,000
Proceeds from issuance of senior subordinated notes	125,000	—
Principal payments on long-term debt and capital lease obligations	(38,816)	(1,865)
Net cash provided by (used in) financing activities	99,876	(7,003)
Net increase in cash and cash equivalents	6,242	5,291
Cash and cash equivalents, beginning of period	22,576	22,443
Cash and cash equivalents, end of period	$28,818	$27,734
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,872	$6,993
Income taxes	$5,400	$4,400

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

NOTE 2—PRESQUE ISLE DOWNS, INC.

Through our wholly-owned subsidiary, Presque Isle Downs, Inc., we have obtained a license to build a thoroughbred racetrack and operate parimutuel wagering in Erie, Pennsylvania. Additionally, pursuant to gaming legislation passed in Pennsylvania in July 2004, we were issued a conditional Category 1 Slot Machine License by the Pennsylvania Gaming Control Board (the “PGCB”) on October 25, 2006, and anticipate operating 2,000 slot machines. The completed facility will include a state-of-the-art, thoroughbred horse racing facility with a grandstand, barns, paddock and related facilities, as well as a clubhouse, which will feature a gaming area, entertainment and fine and casual dining.

We are nearing completion of the site development work and construction on the clubhouse facility. The PGCB has scheduled our hearing for our permanent Category 1 License for December 13, 2006, and has announced that it expects to issue permanent licenses in December 2006; however licensees will be permitted to operate slot machines pursuant to the conditional licenses pending issuance of the permanent licenses. We anticipate opening the clubhouse for slot machine gaming in February 2007 and intend to commence live racing by September 2007. We have submitted a request to the Pennsylvania Racing Commission for 25 racing dates in 2007. Upon commencement of parimutuel operations or slot machine gaming operations at Presque Isle Downs, we are required to purchase a nearby off track wagering facility for $7 million; provided however, that if we have not commenced parimutuel operations but have commenced slot machine gaming operations, we may elect to defer the purchase until the earlier of our commencement of parimutuel operations or one year.

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

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—PRESQUE ISLE DOWNS, INC. (Continued)

On October 23, 2006, we entered into an agreement to buy out a 2001 agreement, which had allocated 3% of EBITDA from Presque Isle Downs to a development consultant, for $4.2 million. Of this amount, $100,000 has been paid and $4.1 million must be paid prior to the opening of Presque Isle Downs for slot machine gaming.

NOTE 3—ACQUISITIONS

Acquisition of Binion’s Horseshoe Hotel and Casino

On March 11, 2004, we acquired Binion’s Horseshoe Hotel and Casino in downtown Las Vegas and entered into a Joint Operating License Agreement with an affiliate of Harrah’s Entertainment, Inc. (“Harrah’s”). Our wholly-owned subsidiary, Speakeasy Gaming of Fremont, Inc., obtained title to the property and equipment for $20.0 million (exclusive of transaction costs approximating $658,000), free and clear of all debts, subject to increase by $5.0 million if, at the termination of this agreement, Harrah’s achieved certain operational milestones. In addition, we purchased for $1.8 million a parcel of land previously subject to a ground lease, and assumed or entered into ground leases for certain portions of the acreage upon which the property is situated. The leases have remaining terms ranging from 24 to 68 years and aggregate current annual rentals of approximately $6.4 million, which are subject to certain periodic increases. Harrah’s served as the primary day-to-day operator of the property on an interim basis, subject to certain oversight and review by a joint committee of the two companies. During the term of the agreement, which ended March 10, 2005, we received guaranteed payments, net of all of the property’s operating expenses including the ground leases. During the first quarter of 2005, we received $428,000 pursuant to the Joint Operating Lease Agreement. We took over the operations at Binion’s on March 10, 2005 and renamed it Binion’s Gambling Hall & Hotel.

With respect to the additional $5 million purchase price, we have not received sufficient financial information from Harrah’s to determine whether Harrah’s achieved the specified operational milestones and therefore have not paid the $5 million. We accrued the $5 million at March 31, 2005 as additional purchase price. This accrued (noncash) amount was not reflected in the 2005 consolidated statement of cash flows. On May 5, 2006, Harrah’s served a complaint on us claiming its right to the $5 million together with pre- and post-judgment interest and attorneys’ fees. This complaint is discussed in greater detail in “Part II, Item 1. Legal Proceedings.”

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

Minnesota law permits licensed racetracks to operate a card room with up to 50 tables offering “non-banked” games (those in which the players play only against each other instead of against the house), subject to completion of the racetrack’s first 50-day live race meet and regulatory approval of a card room

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—ACQUISITIONS (Continued)

plan of operation. Upon obtaining project financing, North Metro intends to commence construction and racing and card room operations at the earliest practicable date.

We have determined that North Metro is a variable interest entity in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities’’ (“FIN 46”) and subsequent revision FIN 46R. We determined that the Company is the primary beneficiary for this entity within the meaning of FIN 46(R), and accordingly began consolidating the financial statements of North Metro effective in October 2005. Through September 30, 2006, we made aggregate capital contributions in North Metro of approximately $9.2 million (exclusive of legal and other fees).

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

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—EQUITY TRANSACTIONS (Continued)

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

Historically, for SFAS 123 pro forma disclosure on stock-based compensation, we recognized compensation expense for stock option awards issued to employees on a straight-line basis over the vesting period. This policy differs from the policy required to be applied to awards granted after the adoption of SFAS 123(R), which requires that compensation expense be recognized for awards over the requisite service period of the award or to an employee’s eligible retirement date, if earlier. We will continue to recognize compensation expense over the vesting period for awards granted prior to  adoption of SFAS 123(R), but for all awards granted after January 1, 2006, compensation expense will be recognized over the applicable service period or over a period ending with the employee’s eligible retirement date, if earlier. Total stock option expense recognized during the nine months ended September 30, 2006 was $139,000 ($90,000 net of tax), which did not affect our reported earnings per share. This expense related entirely to awards granted prior to January 1, 2006. We did not recognize any stock option expense during the three months ended September 30, 2006 or during 2005.

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—EQUITY TRANSACTIONS (Continued)

The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005, if we had applied the fair value recognition provisions of SFAS 123 to employee stock-based awards.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$3,243,000	$7,728,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(66,000)	(1,253,000)
Pro Forma net income	$3,177,000	$6,475,000
Earnings per share:
Basic, as reported	$0.11	$0.27
Basic, pro forma	$0.11	$0.23
Diluted, as reported	$0.11	$0.27
Diluted, pro forma	$0.11	$0.22

The stock option activity for the nine months ended September 30, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2005	1,250,384	$6.66	6.07	$4,687,650
Granted	—	—
Exercised	(53,350)	6.64
Canceled	(55,000)	8.42
Outstanding September 30, 2006	1,142,034	$6.59	5.32	$3,202,000
Exercisable September 30, 2006	1,142,034	$6.59	5.32	$3,202,000

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercised during the nine months ended September 30, 2006 and 2005 was $197,000 and $748,000, respectively. Shares issued for stock option exercises are issued from authorized, unissued shares.

At September 30, 2006, all stock options were vested.

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—EQUITY TRANSACTIONS (Continued)

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Black-Scholes Option Valuation Assumptions(1)
Risk-free interest rate(2)	4.60%	4.40%-4.60%
Expected dividend yield	0%	0%
Expected stock price volatility(3)	55%	55%
Expected life of stock options (in years)(4)	10 years	10 years

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

(4)          Estimated life of stock options is estimated based upon contractual term historical experience

Net cash proceeds from the exercise of stock options were $354,000 and $484,000 for the nine months ended September 30, 2006 and 2005, respectively. The income tax benefit realized from stock options exercised totaled $69,000 and $262,000, respectively, for the same periods. For the three months ended September 30, 2005, net cash proceeds from the exercise of stock options were $12,000 and the income tax benefit realized from stock options exercised totaled $13,000. There were no stock options exercised for the three months ended September 30, 2006.

NOTE 5—INCOME TAXES

We account for our income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income taxes reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance, when determined to be necessary, is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations. There was no valuation allowance at September 30, 2005. However, a valuation allowance of $133,000 was provided at September 30, 2006 for state net operating loss carryforwards. As permitted by SFAS 109, we update the calculation of our deferred income tax assets and liabilities on an annual basis. The Company and its subsidiaries file a consolidated federal income tax return.

During the three months ended September 30, 2006, we revised the estimate of our 2006 annual effective income tax rate from 39% to 55% primarily due to the payments of nondeductible expenses in the aggregate amount of $2.3 million related to our support of a slot referendum in Ohio. Accordingly, the provision for income taxes was increased by $1.2 million to reflect this revised rate.

We have determined that certain tax deductions associated with the exercise of employee stock options may be subject to limitation and not be deductible. We intend to continue to pursue all avenues

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INCOME TAXES (Continued)

available to maintain the deductibility of these amounts. However, until such time as this matter is resolved, we have recorded additional federal income tax liability of $2.8 million and correspondingly reduced additional paid-in capital for the tax benefits as of September 30, 2006. In addition, we recorded an additional $140,000 relating to the resolution of certain tax matters during the nine months ended September 30, 2006.

NOTE 6—LONG-TERM DEBT

Senior Subordinated Notes

On May 25, 2006, we consummated the private sale of $125 million of 9% senior subordinated notes pursuant to SEC Rule 144A. The net proceeds after fees and expenses were $123.2 million, of which $38.6 million was used to repay all outstanding borrowings, including accrued interest, under the Fourth Amended and Restated Credit Agreement. The remaining proceeds were available to finance construction of Presque Isle Downs, to pay Pennsylvania’s $50 million licensing fee or for general corporate purposes. The remaining net proceeds totaled $49.4 million at September 30, 2006. These funds are invested in government money market funds on a short-term basis, therefore, they have been classified in the accompanying consolidated balance sheet as “short-term investments” as a current asset.

The senior subordinated notes mature in their entirety on June 1, 2012. At any time on or after June 1, 2009, we may redeem all or a portion of the notes at a premium that will decrease over time (104.5% to 100%) as set forth in the agreement, plus accrued and unpaid interest. At any time prior to June 1, 2009, we may redeem up to 35% of the aggregate principal amount of the notes (subject to certain limitations as specified in the agreement) at a redemption price of 109% of the principal amount, plus accrued and unpaid interest, with the net cash proceeds of public offerings of the Company’s stock. However, the Fifth Amended and Restated Credit Agreement (discussed below) restricts our ability to redeem the notes.

On August 23, 2006, we filed a registration statement on Form S-4 with the Securities and Exchange Commission with respect to notes that are identical in terms to the senior subordinated notes. Holders of the senior subordinated notes were offered the ability to exchange their notes for publicly-traded notes with substantially identical terms. We are required to cause the registration statement to be declared effective by November 21, 2006. If the registration statement is not declared effective by this date, we would be required to pay liquidated damages.

Credit Agreement

On September 22, 2006, we entered the Fifth Amended and Restated Credit Agreement with Wells Fargo Bank, NA.  This credit agreement replaced the Fourth Amended and Restated Credit Agreement, as amended, which was entered into on December 27, 2005.

The Fifth Amended and Restated Credit Agreement has a five year maturity and consists of a senior secured reducing revolving credit facility in the amount of $105 million (including a commitment, for an increase of the credit facility up to an additional $50 million subject to certain conditions). Of this amount, $60 million will be available for letters of credit and up to $10 million will be available for short-term funds under a “swing line” facility. Availability under the credit facility is limited to $75 million (including letters

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—LONG-TERM DEBT (Continued)

of credit) until Presque Isle Downs receives its gaming license, pays the $50 million slot license fee to the Commonwealth of Pennsylvania and the corresponding $50 million slot license letter of credit is returned.

The credit agreement also provides that in the event estimated costs to complete a development project exceed available funding sources (as defined) for two consecutive monthly periods, no additional borrowings, swingline advances or letters of credit would be advanced or issued until the Company demonstrated that available funding sources exceeded the estimated costs to complete the project. During this period, the interest rate would be increased by 2% per annum.

The Fifth Amended and Restated Credit Agreement bears interest based, at our option, on either the agent bank’s base rate or LIBOR, in each case plus a margin that is based on our leverage ratio at the time. The Fifth Amended and Restated Credit Agreement also modified certain covenants that were included in the Fourth Amended and Restated Credit Agreement to reflect among other things, the issuance of the senior subordinated notes. We must also pay a quarterly non-usage commitment fee which is based upon the leverage ratio.

As of September 30, 2006, there were no amounts outstanding under the credit agreement; however, letters of credit for approximately $51.5 million were outstanding, including the $50 million slot license letter of credit for the benefit of the Commonwealth of Pennsylvania.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Officer Employment and Deferred Compensation Agreement

On October 19, 2006, we entered into a two-year employment agreement with our President and Chief Executive Officer, Edson R. Arneault. The two year term of the employment agreement will commence as of January 1, 2007 (until such time Mr. Arneault shall continue to be employed pursuant to the terms of his existing employment agreement which expires December 31, 2006). The new employment agreement provides for, among other things, (i) an annual base salary of $1,140,000, (ii) a semi-annual bonus of $50,000, (iii) an annual performance bonus equivalent to a minimum of 75% of the annual base salary and up to 200% of the annual base salary, based on the achievement of certain performance criteria as approved by our Board of Directors, (iv) the payment of health insurance, other employee benefits and certain fringe benefits, and (v) the non-exclusive option to purchase a company-owned residence (for the higher of the fair market value or the Company’s net book value).

Upon the termination of Mr. Arneault’s existing employment agreement, any obligations that have been incurred but not paid shall be paid into a Rabbi Trust by May 1, 2007, including but not limited to the amounts owed under the annual bonus and long-term bonus provisions. As of September 30, 2006, we expect to pay approximately $7.7 million into the Rabbi Trust. This amount has been fully accrued as of September 30, 2006.

The new employment agreement provides that if Mr. Arneault’s period of employment is terminated by reason of death or physical or mental incapacity, we will continue to pay Mr. Arneault or his estate the compensation otherwise payable to him for a period of two years. If his period of employment is terminated for a reason other than death or physical or mental incapacity or for cause, the Company will continue to pay Mr. Arneault the compensation that otherwise would have been due him for the remaining period of the new employment agreement. If Mr. Arneault’s period of employment is terminated for cause, we will have no further obligation to pay him, other than compensation unpaid at the date of termination.

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—COMMITMENTS AND CONTINGENCIES (Continued)

In the event that the termination of Mr. Arneault’s period of employment occurs after there has been a change of control of the Company, as defined, and (i) the termination is not for cause or by reason of the death or physical or mental disability or (ii) Mr. Arneault terminates his employment for good reason, as defined in the agreement, then he will have the right to receive within thirty days of the termination, a sum that is three times his annual base salary.

On October 19, 2006, we also entered into a second amendment to the deferred compensation agreement with Mr. Arneault dated as of January 1, 1999. The amendment provides that if Mr. Arneault’s employment is terminated other than for cause, or if the new employment agreement expires, we will pay the premiums for insurance policies underlying the deferred compensation agreement until Mr. Arneault reaches the age of sixty-five (65).

Litigation

In January 2006, a jockey who was injured during a race at Mountaineer Park in July 2004, filed a first amended complaint in which he alleges that Mountaineer Park was negligent in its design, construction and maintenance of the racetrack as well as in its administration of races, and that MTR Gaming Group, Inc. is likewise liable as Mountaineer Park’s corporate parent. The plaintiff seeks medical expenses to date of $550,000, future medical expenses, unspecified lost wages and other damages resulting from his injuries. The plaintiff seeks in excess of $10 million in damages. The plaintiff’s wife seeks $2 million for loss of consortium. Mountaineer Park has answered the complaint, denying any negligence or wrongdoing and further alleging that the plaintiff’s injuries, to the extent the result of negligence, resulted from the plaintiff’s own negligence or the negligence of others. In a separate action, the jockey sued a jockeys’ guild and certain of its former officers for failure to maintain certain insurance and failure to inform the jockey that they had permitted such insurance to lapse. The guild impleaded Mountaineer Park and MTR Gaming Group, Inc. as third-party defendants and cross-claimed against them. However, Mountaineer Park and MTR Gaming Group, Inc. were dismissed as third-party defendants after which the jockey and the guild settled the suit for an undisclosed sum. We believe, but cannot assure, that we have sufficient liability insurance coverage for this claim.

We are also party to various lawsuits which have arisen in the normal course of our business. The liability, if any, arising from unfavorable outcomes of lawsuits is presently unknown.

NOTE 8—NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Tax Positions—an Interpretation of SFAS No. 109. The Interpretation applies to all open tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation will result in increased relevance and comparability in financial reporting of income taxes and will provide more information about the uncertainty in income tax assets and liabilities. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this interpretation on our financial position and results of operations.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans, an amendment of SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plan and for Termination Benefits,” SFAS No. 106, “Employers’

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of SFAS Nos. 87, 88 and 106.”  SFAS No. 158 requires (i) an employer to recognize a benefit plan’s funded status in its statement of financial position, (ii) measure a benefit plan’s assets and obligations as of the end of the employer’s fiscal year and (iii) recognize the changes in the benefit plan’s funded status in other comprehensive income in the year in which the changes occur. SFAS No. 158’s requirement to recognize the funded status of a benefit plan and the new disclosure requirements are effective as of the end of fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact of SFAS No. 158 on our financial position.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements contained in this document. Such risks, uncertainties and other important factors include, but are not limited to: (i) changes in, or failure to comply with, laws, regulations, the conditions of our Pennsylvania slot license, accounting standards or environmental laws (including adverse changes in regulation by various state gaming or racing authorities and the rates of taxation on gaming revenues) and delays in regulatory licensing processes; (ii) competitive and general economic conditions in our markets, including the location of competitors and the legalization of new forms of gaming in states within our target markets; (iii) the ability to integrate future acquisitions; (iv) construction factors relating to new development or maintenance and expansion of operations, including litigation, delays, zoning issues, environmental restrictions, site conditions, weather or other hazards; (v) the effect of economic, credit and capital market conditions on the economy in general; (vi) continued dependence on Mountaineer Park for the majority of our revenues and cash flows; (vi) dependence upon key personnel and the ability to attract new personnel; (viii) weather or road conditions limiting access to our properties; and (ix) obtaining additional financing, if and when needed, and the impact of leverage and debt service requirements.

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

Through our wholly-owned subsidiary, Presque Isle Downs, Inc., we have obtained a license to build a thoroughbred racetrack and operate parimutuel wagering in Erie, Pennsylvania. Additionally, we were issued a conditional Category 1 Slot Machine License by the Pennsylvania Gaming Control Board (the “PGCB”) on October 25, 2006, and anticipate operating 2,000 slot machines. The completed facility will include a state-of-the-art, thoroughbred horse racing facility with a grandstand, barns, paddock and related facilities, as well as a clubhouse, which will feature a gaming area, entertainment and fine and casual dining.

We are nearing completion of the site development work and construction on the clubhouse facility. The PGCB has scheduled our hearing for our permanent Category 1 License for December 13, 2006, and has announced that it expects to issue permanent licenses in December 2006; however licensees will be permitted to operate slot machines pursuant to the conditional licenses pending issuance of the permanent licenses. We anticipate opening the clubhouse for slot machine gaming in February 2007 (subject to the state’s readiness to commence slot operations) and intend to commence live racing by September 2007. We have submitted a request to the Pennsylvania Racing Commission for 25 racing dates in 2007.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

The following tables set forth information concerning our results of operations by property.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net revenues:
Mountaineer Park	$78,451	$76,142	$224,295	$220,966
Binion’s Gambling Hall(1)	14,177	14,632	45,784	33,967
Las Vegas Speedway	2,990	2,711	9,055	7,852
Scioto Downs	2,020	2,160	4,422	4,773
Presque Isle Downs	—	—	—	—
Jackson Racing	577	—	2,572	—
North Metro	—	—	—	—
Corporate	3	3	9	9
Consolidated net revenues	$98,218	$95,648	$286,137	$267,567

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Operating income (loss):
Mountaineer Park	$14,788	$13,158	$37,881	$33,926
Binion’s Gambling Hall(1)	(2,455)	(761)	(3,447)	283
Las Vegas Speedway	302	104	1,254	284
Scioto Downs	(2,794)	(546)	(4,011)	(1,776)
Presque Isle Downs	(408)	—	(967)	—
Jackson Racing	(63)	—	(118)	—
North Metro	(125)	—	(387)	—
Corporate	(2,825)	(2,891)	(10,033)	(9,441)
Consolidated operating income	$6,420	$9,064	$20,172	$23,276

(1)          We acquired Binion’s on March 11, 2004 and received guaranteed payments under a joint operating agreement with Harrah’s until taking over operation of the property on March 10, 2005. Accordingly, operating results are not comparable.

Mountaineer Park’s Operating Results:

During the three months ended September 30, 2006, net revenues increased by $2.3 million, or 3.0%, primarily due to a $2.5 million increase in gaming revenues. Net revenues earned from parimutuel commissions, food, beverage and lodging operations remained consistent with 2005, while net revenues earned from other sources decreased. Mountaineer Park’s operating margin increased to 18.9% in 2006 from 17.3% in 2005, an increase of 9%.

For the nine-month period ended September 30, 2006, net revenues increased by $3.3 million, or 1.5%, due to a $2.8 million increase in gaming revenues, a $0.2 million increase in parimutuel commissions and a $0.6 million increase in food, beverage and lodging revenues. Mountaineer Park’s operating margin increased to 16.9% in 2006 from 15.4% in 2005, an increase of 10%.

Operating margins at Mountaineer Park increased primarily due to:

•       an increase in gross profit from gaming operations (as discussed below); and

•       an overall reduction in salaries and benefits expenses in the amount of $0.9 million and $2.2 million during the three- and nine-month periods, respectively, offset by an increase in advertising and promotions costs in the amount of $0.6 million during the three- and nine month periods of 2006.

A discussion of Mountaineer Park’s key operations follows.

Gaming Operations.   Revenues from gaming operations increased by $2.5 million, or 3.8%, to $68.8 million during the three months ended September 30, 2006, compared to the same period during 2005, and gross profit increased by $1.7 million, or 6.3% during the period. For the nine-month period ended September 30, 2006, revenues from gaming operations increased by $2.8 million to $198.6 million compared to the same period during 2005, and gross profit increased by $2.7 million, or 3.6% during the period.

Management attributes the increase in revenue from gaming operations during the third quarter of 2006 to our ongoing targeted marketing campaigns and the introduction of new game themes and enhanced slot products to further differentiate Mountaineer’s slot product when compared to the competition. We intend to continue to tailor our targeted marketing campaigns to drive patron traffic, as well as continue to enhance the slot products we offer. In July 2006, the West Virginia Lottery began participating in the new multi-state progressive “Ca$hola” game, which provides jackpots in excess of $1 million. We currently have 25 slots dedicated to this new game and we believe growth of this game will further differentiate Mountaineer’s slot product from limited video lottery terminals in local bars and clubs, which, as a practical matter, will not be able to participate because of the limitation on the number of machines they operate.

Effective in July 2005, West Virginia legislation increased the portion of the racetracks’ net win that is contributed into the Employee Pension Fund from ½% to 1%, which is applied to the net win until the racetrack reaches its Excess Net Terminal Income threshold. For Mountaineer Park, the threshold is fixed at approximately $160.0 million. During the nine months ended September 30, 2006, this change increased Mountaineer Park’s cost of gaming by approximately $398,000. This increase was partially offset by decreases in gaming salaries and benefits (as discussed above) due in part to increased efficiencies resulting from our implementation of ticket-in ticket-out technology to slot terminals.

During the third quarter of 2006, Mountaineer Park’s average daily net win per machine increased by 3.6% to $232 compared to $224 during the same period of 2005. For the nine-month period ended September 30, 2006, average daily net win per machine increased by 1.4% to $226 compared to $223 during the same period in 2005. Management believes that if West Virginia were to enact proposed legislation for table games at the state’s racetracks, which has not passed in previous legislative sessions, Mountaineer Park could increase its market penetration, which may contribute to Mountaineer Park’s gaming revenue growth and further development as a destination resort. However, the commencement of gaming operations in Pennsylvania may have a negative impact on Mountaineer Park’s growth, depending on the location of gaming facilities. The net effect of the implementation of table games at Mountaineer Park, if legislation were enacted, and new competition upon commencement of slot operations in Pennsylvania is not known. In addition, the continued volatility of fuel costs and general economic conditions could impact Mountaineer Park’s revenue growth.

Parimutuel Commissions.   Parimutuel commissions for Mountaineer Park, detailing gross handles less patron payouts and deductions, for three and nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Import simulcast racing parimutuel handle	$4,923	$5,328	$14,987	$16,181
Live racing parimutuel handle	3,751	4,324	8,907	9,723
Less patrons’ winning tickets	(6,841)	(7,610)	(18,838)	(20,414)
	1,833	2,042	5,056	5,490
Revenues—export simulcast	3,538	3,337	9,026	8,145
	5,371	5,379	14,082	13,635
Less:
State and county parimutuel tax	(126)	(130)	(360)	(357)
Purses and Horsemen’s Association	(2,409)	(2,407)	(6,242)	(6,030)
Revenues—parimutuel commissions	$2,836	$2,842	$7,480	$7,248

The increase in export simulcast revenue was primarily attributable to 9 more racing days during the nine-month period of 2006 compared to the same period of 2005 as a result of mild winter weather in early 2006. However, this increase was offset by a decrease in live and import simulcast racing handle due to the ability of patrons to place parimutuel wagers via telephone and the Internet, despite the increase in the number of racing days.

Effective in July 2005, West Virginia legislation established a requirement that the racetracks reallocate 7% of the previous 15.5% (i.e. nearly half) of the net win from gaming operations that is contributed into the Horsemen’s Purse Fund into a Workers Compensation Debt Reduction Fund until the aggregate allocations of all racetracks reach $11.0 million annually. In the event a racetrack reaches its excess net terminal income before the $11.0 million is reached annually, the reallocation becomes 4% of the then applicable 9.5% contributed into the Horsemen’s Purse Fund. In addition, this legislation requires that racetracks reallocate 1.5% of the net win contributed into the Horsemen’s Purse Fund into Thoroughbred and Greyhound Breeding Development Funds using specified criteria. Unlike the 1/2% increase in the amount of net win from slot operations that must be contributed into the Employee Pension Fund, this change in the law does not represent an increase in the effective tax rate, but rather a reallocation of the amounts that were already required to be paid. A reduction in purses for live racing could have an impact on Mountaineer Park’s ability to attract high quality racehorses as well as the wagering public’s interest in live racing.

Live racing and import simulcast may continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or growth in the utilization of telephone and/or Internet wagering).

Food, beverage and lodging operations.   Revenues from food, beverage and lodging operations increased slightly during the three months ended September 30, 2006, compared to the same period during 2005, while gross profit from these operations remained comparable during the periods. For the nine-month period ended September 30, 2006, revenues from food, beverage and lodging operations increased by $0.6 million compared to the same period during 2005, and gross profit from these operations increased by $0.6 million, or 13.0%. The increases in gross profit primarily resulted from cost control of salaries and benefits (as discussed above).

The average daily room rate for the Grande Hotel decreased to $66.35 during the third quarter of 2006 from $89.56 during the same period of 2005, but the average occupancy rate increased to 88.7% from 73.8% during the same periods, respectively. During the nine-month periods, the average daily room rate decreased to $72.49 during 2006 from $85.72 during 2005, but the average occupancy rate increased to 74.8% from 68.4% during the same periods, respectively. The average occupancy and daily room rates reflect marketing campaigns to increase occupancy with discounted rates, which was associated with our ongoing campaign to increase gaming revenue.

Binion’s Operating Results:

Prior to March 10, 2005, revenues earned from Binion’s consisted of guaranteed payments received under a joint operating agreement with Harrah’s, which began with our acquisition of the property on March 11, 2004. On March 10, 2005, we took over the property’s operations and these guaranteed payments ended.

For the three-month period ended September 30, 2006, net revenues decreased by $0.5 million, or 3.1%, due primarily to decreased gaming revenues. Binion’s experienced an operating loss of $2.5 million in 2006 compared to an operating loss of $0.8 million in 2005, due to increased administrative and maintenance expenses, incremental depreciation expense, as well as decreased revenues, in 2006 compared to the same period a year ago.

During the nine months ended September 30, 2006, revenues earned from Binion’s consisted of $33.4 million from gaming operations, $14.6 million from food, beverage and lodging operations and $1.2 million from other sources, offset by promotional allowances of $3.4 million. During this same period, Binion’s experienced an operating loss of $3.4 million, which included general and administrative expenses of $14.3 million (including ground lease payments of $5.0 million), marketing and promotions expense of $2.1 million and depreciation of $1.9 million.

Binion’s continues to make improvements to the facility’s appearance and gaming products in an effort to grow market share within the Downtown Las Vegas gaming and entertainment market. However, there is no guarantee that these efforts will enhance revenue growth and/or improve operating performance.

Las Vegas Speedway’s Operating Results:

Las Vegas Speedway’s revenue growth of 10.3% and 15.3% during the three and nine months ended September 30, 2006, respectively, resulted primarily from gaming operations. During the three-month period, the operating margin increased to 10.1% in 2006 from 3.8% in 2005, and during the nine-month period, the operating margin increased to 13.9% in 2006 from 3.6% in 2005. The increase in operating margins was due in part to revenue growth and increased operational efficiencies.

Scioto Downs’ Operating Results:

The operating results for Scioto Downs include simulcasting, which is operated year-round, and live harness racing, which is conducted from early May through mid-September, as well as food and beverage operations. While the property’s net revenues remained relatively consistent during the three- and nine-month period of 2006 and 2005, Scioto’s operating losses increased significantly during these periods due to third quarter payments in the aggregate amount of $2.3 million to support a slot referendum in Ohio to permit the operation of slot machines at the state’s racetracks. During 2006, Scioto Downs’ live racing dates will decrease from 93 to 80 days.

Voters in Ohio will vote on the slot referendum on November 7, 2006. If the referendum is successful, Scioto Downs would be permitted, subject to licensing, to operate up to 3,500 slot machines. Management believes that the operation of slot machines at Scioto Downs would result in significant revenue growth. In the event that the referendum is not successful, management would be required to consider the potential for successful future legislation and the impact on the carrying value of the $13.2 million intangible asset associated with the fair value of the racing licenses held by Scioto Downs. Such value reflected that the racing licenses would permit Scioto Downs to operate slot machines if such legislation were passed.

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

North Metro Operating Results:

On October 22, 2005, we began consolidating the operating results of North Metro Harness, of which our wholly-owned subsidiary, MTR-Harness, owns 50% in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” FIN 46 and subsequent revision FIN 46R. The operations of MTR-Harness and North Metro Harness are consolidated as part of our operating results, net of the 50% minority interest. Prior to October 22, 2005, the operating results of North Metro Harness were accounted for on the equity method. During the three and nine months ended September 30, 2005, we recorded $113,000 and $190,000, respectively, of equity in loss of an unconsolidated joint venture.

Corporate Operating Results:

During the three months ended September 30, 2006, corporate general and administrative expenses (including pre-opening costs) increased by $0.3 million to $3.2 million compared to the same period during 2005, primarily due to costs incurred related to Presque Isle Downs’ development and pre-opening activities.

For the nine-month period ended September 30, 2006, corporate general and administrative expenses increased by $1.8 million, or 16.9%, to $10.5 million compared to the same period during 2005. The increase in costs was primarily due to:

•       an increase of $0.4 million related to compensation costs and directors fees, partially related to the service of the Special Committee of the Board of Directors in connection with our consideration of a management-led buyout proposal and other strategic initiatives;

•       additional costs of $0.3 million incurred through efforts to participate in a stand-alone casino in Pittsburgh;

•       additional costs of $0.4 million incurred primarily for legal and financial advisory fees in connection with the Special Committee of the Board of Directors’ consideration of a management buyout proposal and other strategic development costs; and

•       an increase in costs of $0.3 million related to Presque Isle Downs’ development and pre-opening activities.

Loss on Disposal of Property:

During the nine months ended September 30, 2006, we incurred a loss of $268,000 in connection with expiration of land options and other costs related to our proposed stand-alone casino in Pittsburgh. During the same period in 2005, we incurred a loss of $484,000 in connection with expiration of land options and other costs related to our proposed Keystone Downs development.

Interest:

The increase in interest expense in 2006 compared to 2005 is attributable to the incremental interest expense of $1.8 million associated with $38.5 million of borrowings under our the Fourth Amended and Restated Credit Agreement, as well as additional interest expense of $4.0 million associated with the private sale of $125 million of 9% senior subordinated notes in May 2006. This increase was offset by the capitalization of interest related to the construction of Presque Isle Downs, which was $1.6 million and $3.6 million during the three- and nine-month periods of 2006, respectively, compared to $0.8 million during the nine-month period of 2005.

The increase in interest income during 2006 resulted from interest earned on unexpended proceeds from the 9% senior subordinated notes.

Provision for Income Taxes:

The provision for income taxes in 2006 was computed based on an effective tax rate of 55% as compared to 37.5% in 2005. The increase in the effective tax rate resulted primarily from the third quarter payments of  nondeductible expenses related to our support of a slot referendum in Ohio (discussed above) and the second quarter recognition of additional tax provision in the amount of $144,000 relating to the resolution of certain tax matters. The revision of the estimate of our annual effective income tax rate occurred in the third quarter of 2006 and accordingly, the provision for income taxes was increased by $1.2 million during the three-month period of 2006 to reflect this revised rate.

CASH FLOWS

Our operating activities produced $39.6 million in cash flow during the nine months ended September 30, 2006, compared to $33.3 million during the same period of 2005.

Net cash used in investing activities was $133.2 million during the nine months ended September 30, 2006, compared to $21.0 million during the same period of 2005. In 2006, we spent $77.4 million on property and equipment and other capital projects (including the construction of Presque Isle Downs) compared to $20.7 million in 2005. In addition, we invested $49.4 million of borrowings received from the 9% senior subordinated notes in government money market funds on a short-term basis. We intend to use these funds for the development and construction of Presque Isle Downs.

Net cash provided by financing activities was $99.9 million during the nine months ended September 30, 2006, compared to $7.0 million of net cash used in financing activities during the same period of 2005. On May 25, 2006, we consummated the private sale of $125 million of 9% senior subordinated notes, of which $38.5 million was used to repay all outstanding borrowings under our credit facility. In addition, we paid $5.2 million of financing fees during the nine-month period and had borrowings of $18.5 million from our revolving credit facility prior to its repayment. During the nine months ended September 30, 2005, we made principal payments on other long-term debt and capital lease obligations in the amount of $1.9 million and repurchased and canceled 824,200 shares of the Company’s common stock for $7.6 million.

LIQUIDITY AND SOURCES OF CAPITAL

Our working capital balance was $44.3 million as of September 30, 2006, and our unrestricted cash balance amounted to $28.8 million. At September 30, 2006, the balances in bank accounts owned by Mountaineer Park’s horsemen, but to which we contribute funds for racing purses, exceeded our purse payment obligations by $2.2 million. This amount is available for payment of future purse obligations at our discretion and in accordance with the terms of its agreement with the HBPA. We also earn the interest on balances in these accounts.

On May 25, 2006, we consummated the private sale of $125 million of 9% senior subordinated notes pursuant to SEC Rule 144A. The net proceeds after fees and expenses were $123.2 million, of which $38.6 million was used to repay all outstanding borrowings, including accrued interest, under the Fourth Amended and Restated Credit Agreement. The remaining proceeds were available to finance construction of Presque Isle Downs, to pay Pennsylvania’s $50 million slot licensing fee or for general corporate purposes. The remaining net proceeds totaled $49.4 million at September 30, 2006. These funds are invested in government money market funds on a short-term basis, therefore, they have been classified in the accompanying consolidated balance sheet as “short-term investments” as a current asset.

The senior subordinated notes mature in their entirety on June 1, 2012. At any time on or after June 1, 2009, we may redeem all or a portion of the notes at a premium that will decrease over time (104.5% to 100%) as set forth in the agreement, plus accrued and unpaid interest. At any time prior to June 1, 2009, we may redeem up to 35% of the aggregate principal amount of the notes (subject to certain limitations as specified in the agreement) at a redemption price of 109% of the principal amount, plus accrued and unpaid interest, with the net cash proceeds of public offerings of the Company’s stock. However, the Fifth Amended and Restated Credit Agreement restricts our ability to redeem the notes.

On September 22, 2006, we entered the Fifth Amended and Restated Credit Agreement with Wells Fargo Bank, NA.  This credit agreement replaced the Fourth Amended and Restated Credit Agreement, as amended, which was entered into on December 27, 2005.

The Fifth Amended and Restated Credit Agreement has a five year maturity and consists of a senior secured reducing revolving credit facility in the amount of $105 million (including a commitment, for an increase of the credit facility up to an additional $50 million subject to certain conditions). Of this amount, $60 million will be available for letters of credit and up to $10 million will be available for short-term funds under a “swing line” facility. Availability under the credit facility is limited to $75 million (including letters of credit) until Presque Isle Downs receives its gaming license, pays the $50 million slot license fee to the Commonwealth of Pennsylvania and the corresponding $50 million slot license letter of credit is returned.

The credit agreement also provides that in the event estimated costs to complete a development project exceed available funding sources (as defined) for two consecutive monthly periods, no additional borrowings, swingline advances or letters of credit would be advanced or issued until the Company demonstrated that available funding sources exceeded the estimated costs to complete the project. During this period, the interest rate would be increased by 2% per annum.

The Fifth Amended and Restated Credit Agreement bears interest based, at our option, on either the agent bank’s base rate or LIBOR, in each case plus a margin that is based on our leverage ratio at the time. The Fifth Amended and Restated Credit Agreement also modified certain covenants that were included in the Fourth Amended and Restated Credit Agreement to reflect among other things, the issuance of the senior subordinated notes. We must also pay a quarterly non-usage commitment fee which is based upon the leverage ratio.

As of September 30, 2006, there were no amounts outstanding under the credit agreement; however, letters of credit for approximately $51.5 million were outstanding, including the $50 million slot license letter of credit for the benefit of the Commonwealth of Pennsylvania.

The credit agreement also contains covenants that restrict our ability to make investments, incur additional indebtedness, incur guarantee obligations, pay dividends, create liens on assets, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates. A failure to comply with the restrictions contained in our credit facility and the indentures governing our senior notes and senior subordinated notes could lead to an event of default, which could result in an acceleration of such indebtedness.

The senior notes and senior subordinated notes restrict the amount of additional borrowings, including borrowings under the credit agreement, to $85 million, exclusive of certain amounts separately identified for equipment financing, unless the specified debt incurrence tests are achieved.

We have various arrangements with banks and their affiliated leasing companies for equipment financing. As of September 30, 2006, the aggregate outstanding principal balance related to equipment financing was $1.9 million.

Capital Expenditures

During the nine months ended September 30, 2006, we spent $77.4 million for property and equipment and other capital projects, which included $67.1 million related to Presque Isle Downs. During the balance of 2006, we expect to spend approximately $5 million on capital additions, exclusive of the Presque Isle Downs construction costs as discussed below. To date, we have spent $98.3 million for development, construction and equipment costs related to Presque Isle Downs.

The following contractual obligations entered into since December 31, 2005 increase contractual cash obligations (see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital in the Annual Report on Form 10-K for the year ended December 31, 2005) as follow:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	Total
Contractual cash obligations:
Capital expenditures	$50.2	$42.7	$7.5	$—	$—
Purchase and other contractual obligations	4.6	0.2	4.4	—	—
Operating leases	1.6	0.1	1.0	0.5	—
Total	$56.4	$43.0	$12.9	$0.5	—

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

On October 23, 2006, we entered into an agreement to buy out a 2001 agreement, which had allocated 3% of EBITDA from Presque Isle Downs to a development consultant for $4.2 million. Of this amount, $100,000 has been paid and $4.1 million must be paid prior to the opening of Presque Isle Downs for slot machine gaming.

Upon commencement of parimutuel operations or slot machine gaming operations at Presque Isle Downs, we are required to purchase a nearby off track wagering facility for $7 million; provided however, that if we have not commenced parimutuel operations but have commenced slot machine gaming operations, we may elect to defer the purchase until the earlier of our commencement of parimutuel operations or one year. We expect to finance a significant portion of these development costs with cash flow from operations, cash on hand, including the net proceeds from the issuance of the senior subordinated notes, availability under the $105 million Fifth Amended and Restated Revolving Credit Agreement and, when slot machines are installed, capital lease obligations.

In July 2006, the Pennsylvania Department of Revenue issued temporary regulations interpreting the state’s gaming act to require Category 1 licensees to pay a minimum of $10 million annually to local government. In April 2006, a Department spokesman had indicated that the aggregate amount payable to the host county and host municipality would be capped at 4% of gross terminal revenue (net win after payouts to players). We intend to mitigate the impact of this new regulation by pursuing agreements with Erie County for the county’s investment of part of its local share into infrastructure improvements that we believe will directly or indirectly benefit both the host municipality, Summit Township and Presque Isle Downs. We have already entered into a similar agreement with the Summit Township Industrial and Economic Development Authority pursuant to which the Authority has agreed to apply to Erie County for certain grants contemplated by the gaming act, which would be used to fund, initially, up to $14.4 million of agreed upon on- and off-site infrastructure improvements. We remain confident, notwithstanding the new regulation, that the distribution scheme as a whole (including the creation of a Horse Racing Development Fund into which all of the state’s slot machine licensees will pay a portion of gross terminal revenue, but from which only the Category 1 licensees will receive distributions—80% of which will supplement racing purses), will provide an acceptable return on our investment.

Development of Presque Isle Downs remains subject to risks and uncertainties, which include but are not limited to unforeseen engineering, environmental, or geological problems, interference with existing operations, unanticipated cost increases, work stoppages, weather interference, including floods, construction delays and other risks associated with building a racing operation. Also, our racing license requires us to commence live racing by December 30, 2007. We must also comply with regulations of the State Horseracing Commission concerning minimum number of race days.

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

North Metro intends to commence construction and racing and card room operations at the earliest practicable date, upon obtaining project financing. The project is estimated to cost approximately $47.0 million for land acquisition and construction and will be separately financed on a non-recourse basis to us, although we may elect to provide a credit enhancement or make additional investments. Through September 30, 2006, we made aggregate capital contributions in North Metro of approximately $9.2 million (exclusive of legal and other fees).

We have determined that certain tax deductions associated with the exercise of employee stock options may be subject to limitation and not be deductible. We intend to continue to pursue all avenues available to maintain the deductibility of these amounts. However, until such time as this matter is resolved, we have recorded additional federal income tax liability of $2.8 million and correspondingly reduced additional paid-in capital for the tax benefits as of September 30, 2006. In addition, during the three months ended September 30, 2006, we revised the estimate of our 2006 annual effective income tax rate from 39% to 55% primarily due to the payments of nondeductible expenses in the aggregate amount of $2.3 million related to our support of a slot referendum in Ohio. Accordingly, the provision for income taxes was increased by $1.2 million to reflect this revised rate.

Officer Employment and Deferred Compensation Agreement

On October 19, 2006, we entered into a two-year employment agreement with our President and Chief Executive Officer, Edson R. Arneault. The two year term of the employment agreement will commence as of January 1, 2007 (until such time Mr. Arneault shall continue to be employed pursuant to the terms of his existing employment agreement which expires December 31, 2006). The new employment agreement provides for, among other things, (i) an annual base salary of $1,140,000, (ii) a semi-annual bonus of $50,000, (iii) an annual performance bonus equivalent to a minimum of 75% of the annual base salary and up to 200% of the annual base salary, based on the achievement of certain performance criteria as approved by our Board of Directors, (iv) the payment of health insurance, other employee benefits and certain fringe benefits, and (v) the non-exclusive option to purchase a company-owned residence (for the higher of the fair market value or the Company’s net book value).

Upon the termination of Mr. Arneault’s existing employment agreement, any obligations that have been incurred but not paid shall be paid into a Rabbi Trust by May 1, 2007, including but not limited to the amounts owed under the annual bonus and long-term bonus provisions. As of September 30, 2006, we expect to pay approximately $7.7 million into the Rabbi Trust. This amount has been fully accrued as of September 30, 2006.

The new employment agreement provides that if Mr. Arneault’s period of employment is terminated by reason of death or physical or mental incapacity, we will continue to pay Mr. Arneault or his estate the compensation otherwise payable to him for a period of two years. If his period of employment is terminated for a reason other than death or physical or mental incapacity or for cause, the Company will continue to pay Mr. Arneault the compensation that otherwise would have been due him for the remaining period of the new employment agreement. If Mr. Arneault’s period of employment is terminated for cause, we will have no further obligation to pay him, other than compensation unpaid at the date of termination.

In the event that the termination of Mr. Arneault’s period of employment occurs after there has been a change of control of the Company, as defined, and (i) the termination is not for cause or by reason of the death or physical or mental disability or (ii) Mr. Arneault terminates his employment for good reason, as defined in the agreement, then he will have the right to receive within thirty days of the termination, a sum that is three times his annual base salary.

On October 19, 2006, we also entered into a second amendment to the deferred compensation agreement with Mr. Arneault dated as of January 1, 1999. The amendment provides that if Mr. Arneault’s employment is terminated other than for cause, or if the new employment agreement expires, we will pay the premiums for insurance policies underlying the deferred compensation agreement until Mr. Arneault reaches the age of sixty-five (65).

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

Management believes that our cash balances, cash flow from operations, net proceeds from the issuance of the senior subordinated notes, available lines of credit and the $105 million Fifth Amended and Restated Revolving Credit Agreement will be sufficient to cover any capital required to fund maturing debt obligations and any other contemplated capital expenditures and short-term funding requirements for the next twelve months, including the construction of Presque Isle Downs. The timing of other future acquisition and development projects or any unforeseen circumstances in our current development projects could impact our cash flow requirements, such that additional financing may be required. See “Business—Risks Related to Our Business” included in our 2005 Annual Report on Form 10-K for a description of certain circumstances that may affect our sources of liquidity. We may also repurchase additional shares of our common stock in amounts and at times determined by our board of directors from time to time. Although we have no current plans to do so, we may also finance our expansion, to the extent permitted under existing debt agreements, through the public or private sale of equity securities.

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

Our level of indebtedness presents other risks to investors, including the possibility that we may be unable to generate cash sufficient to pay the principal of and interest on our indebtedness when due; and that we may not be able to meet tests and covenants of such debt agreements and achieve satisfactory resolution of such non-compliance with the lenders. In such an event, the holders of our indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and proceed against any collateral securing such indebtedness. These actions could limit our ability to borrow additional funds and would likely have a material adverse effect on our business and results of operations. A debt rating downgrade would not impact the terms of borrowings under our Fifth Amended and Restated Credit Facility, the senior unsecured notes or the senior subordinated notes. However, a debt rating downgrade could impact the terms of and our ability to obtain additional new financing. Additionally, changes in the regulatory environment or restriction on or prohibition of our gaming or racing operations, whether arising out of legislation or litigation, could have a material adverse effect on our liquidity. See section entitled “Business—Risks Related To Our Business” and Note 3 to our Consolidated Financial Statements included in our 2005 Annual Report on Form 10-K.

Outstanding Options

As of September 30, 2006, there were outstanding options to purchase 1,142,034 shares of our common stock. If all such options were exercised, we would receive proceeds of approximately $7.5 million. We utilize the treasury stock method in determining the dilutive effect of outstanding options and warrants. Our policy is as follows: Our basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

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

Stock-based compensation expense recognized during the nine months ended September 30, 2006 was $139,000. We did not recognize any stock option expense during the three-month period of 2006. Stock-based compensation expense was included in general and administrative expenses in our consolidated statements of operations.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Tax Positions—an Interpretation of SFAS No. 109. The Interpretation applies to all open tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation will result in increased relevance and comparability in financial reporting of income taxes and will provide more information about the uncertainty in income tax assets and liabilities. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this interpretation on our financial position and results of operations.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans, an amendment of SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plan and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of SFAS Nos. 87, 88 and 106.”  SFAS No. 158 requires (i) an employer to recognize a benefit plan’s funded status in its statement of financial position, (ii) measure a benefit plan’s assets and obligations as of the end of the employer’s fiscal year and (iii) recognize the changes in the benefit plan’s funded status in other comprehensive income in the year in which the changes occur. SFAS No. 158’s requirement to recognize the funded status of a benefit plan and the new disclosure requirements are effective as of the end of fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact of SFAS No. 158 on our financial position.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. However, with the issuance of the fixed rate senior unsecured notes in March 2003 and senior subordinated notes in May 2006, our exposure to interest rate changes will be limited to amounts which may be outstanding under the $105 million Fifth Amended and Restated Credit Agreement (See Liquidity and Sources of Capital).

Depending upon the amounts outstanding under the Fifth Amended and Restated Credit Agreement, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $1,050,000 (assuming an increase in the principal amount outstanding from $0 to $105 million).

ITEM 4.                CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 13d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report (the “Evaluation Date”). They have concluded that, due to the material weakness discussed in Management’s Report on Internal Control in the Form 10-K for the year ended December 31, 2005, our disclosure controls and procedures were not effective as of September 30, 2006, the Evaluation Date. However, as discussed below, management believes that they are taking the appropriate steps to remediate the weakness.

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

Remediation action to address 2005 material weakness in internal control over financial reporting

As a result of our continuing expansion, our operations have become more complex, thus requiring additional finance and accounting staffing. This staffing need was highlighted by developments late in the fourth quarter of 2005 and into the first quarter of 2006, including a management buyout proposal and other substantial activities and proposed transactions. While evaluating and identifying the finance/accounting resource needs, we established the position of Chief Accounting Officer and Director of Finance of Mountaineer Park. This position was filled by promotion within the Company. In October 2006, we hired an additional accounting position to supplement our finance/accounting staff and we filled the vacancy created by the promotion discussed above. We believe we have taken the steps necessary to remediate this material weakness; however we cannot confirm the effectiveness of the enhanced staffing until we have conducted the appropriate testing. We intend to continue our evaluation of our existing finance/accounting resources to determine the need, if any, for certain other specialized finance positions. Supplemental analyses and other post-closing procedures were performed in preparing the financial statements as of and for the nine months ended September 30, 2006. We will also rely heavily on our entity level monitoring controls to mitigate the impact of possible undetected errors in the financial statements. We will continue to closely monitor the effectiveness of our processes, procedures and controls, and will make any further changes as management determines appropriate.

(b)   Changes in internal controls.

Except as discussed above, there were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the period covered by this Form 10-Q Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

31

PART II
OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

On May 5, 2006, HHLV Management Company, LLC, an affiliate of Harrah’s Entertainment, Inc., served a complaint for breach of contract against Speakeasy Gaming of Fremont, Inc. (and MTR Gaming Group, Inc. as guarantor of the obligations of Speakeasy Gaming of Fremont, Inc.). The complaint alleges that HHLV is entitled to an additional $5 million of purchase price pursuant to the Purchase Agreement by which Speakeasy Gaming of Fremont acquired Binion’s Gambling Hall and Hotel. The Company and Speakeasy Gaming of Fremont, Inc. answered the complaint, generally denying liability and filed counterclaims for breach of contract, breach of duty of good faith and fair dealing, and fraudulent or intentional misrepresentations. By Order filed on October 2, 2006, the court dismissed those of the Company’s counterclaims that were based on fraud and bad faith, but preserved the counterclaim based on breach of contract.

In January 2006, a jockey who was injured during a race at Mountaineer Park in July 2004, filed a first amended complaint in which he alleges that Mountaineer Park was negligent in its design, construction and maintenance of the racetrack as well as in its administration of races, and that MTR Gaming Group, Inc. is likewise liable as Mountaineer Park’s corporate parent. The plaintiff seeks medical expenses to date of $550,000, future medical expenses, unspecified lost wages and other damages resulting from his injuries. The plaintiff seeks in excess of $10 million in damages. The plaintiff’s wife seeks $2 million for loss of consortium. Mountaineer Park has answered the complaint, denying any negligence or wrongdoing and further alleging that the plaintiff’s injuries, to the extent the result of negligence, resulted from the plaintiff’s own negligence or the negligence of others. In a separate action, the jockey sued a jockeys’ guild and certain of its former officers for failure to maintain certain insurance and failure to inform the jockey that they had permitted such insurance to lapse. The guild impleaded Mountaineer Park and MTR Gaming Group, Inc. as third-party defendants and cross-claimed against them. However, Mountaineer Park and MTR Gaming Group, Inc. were dismissed as third-party defendants after which the jockey and the guild settled the suit for an undisclosed sum. We believe, but cannot assure, that we have sufficient liability insurance coverage for this claim.

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

Not applicable

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company held its annual meeting of shareholders on July 26, 2006. The table below presents the matters submitted to a vote and the results of that vote.

(a)           The following directors were elected by the following vote:

	FOR	WITHHELD
Edson R. Arneault	24,301,135	445,459
Robert A. Blatt	24,305,817	440,777
James V. Stanton	24,319,004	427,590
Donald J. Duffy	24,309,928	436,666
L.C. Greenwood	24,307,527	439,067
Richard Delatore	24,092,878	653,716

(b)          The proposal to confirm the selection of Ernst & Young LLP as independent public accountants for the Company for the fiscal year ending December 31, 2006 was approved by the following vote:

FOR	AGAINST	ABSTAIN
24,626,820	107,857	11,917

ITEM 5.                OTHER INFORMATION

Not Applicable

ITEM 6.                EXHIBITS

EXHIBIT NO.	ITEM TITLE
3.1	Restated Certificate of Incorporation for Winner’s Entertainment, Inc. dated August 17, 1993 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1993)
3.2	Amended By Laws (incorporated by reference to the Company’s report on Form 8-K filed February 20, 1998)
3.3

Certificate of Amendment of Restated Certificate of Incorporation of Winner’s Entertainment, Inc. dated October 10, 1996 (incorporated by reference to the Company’s report on Form 8-K filed November 1, 1996)

4.1	Excerpt from Common Stock Certificates (incorporated by reference to the Company’s report on Form 10-K filed March 30, 2001)
4.2

Supplemental Indenture dated May 12, 2006, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors), and Wells Fargo Bank, N.A. (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2006)

4.3

Supplemental Indenture dated May 17, 2006, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2006)

4.4

Indenture dated May 25, 2006, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A., including forms of the Note and the Guarantee (incorporated by reference to the Company’s report on Form 8-K filed May 26, 2006)

4.5

Purchase Agreement dated May 22, 2006, by and among the Company, certain of its wholly-owned subsidiaries (as guarantors of the Company), Jefferies and Wells Fargo (incorporated by reference to the Company’s report on Form 8-K filed May 26, 2006)

4.6

Registration Rights Amendment dated May 25, 2006, executed by the Company, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., Speakeasy Gaming of Fremont, Inc., Jackson Racing, Inc. and MTR-Harness, Inc. (incorporated by reference to the Company’s report on Form 8-K filed May 26, 2006)

10.1

Fifth Amended and Restated Credit Agreement dated September 22, 2006, by and among the Company, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to the Company’s report on Form 8-K filed September 28, 2006)

10.2

Revolving Credit Note (First Restated) dated September 22, 2006, executed by the Company, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (filed herewith)

10.3

Swingline Note dated September 22, 2006, executed by the Company, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (filed herewith)

10.4	Employment Agreement dated October 19, 2006, by and between the Company and Edson R. Arneault (incorporated by reference to the Company’s report on Form 8-K filed October 24, 2006)
10.5

Second Amendment to Deferred Compensation Agreement dated October 19, 2006, by and between the Company and Edson R. Arneault (incorporated by reference to the Company’s report on Form 8-K filed October 24, 2006)

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

Date: November 7, 2006	MTR GAMING GROUP, INC.
	By:	/s/ EDSON R. ARNEAULT
Edson R. Arneault
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER
	By:	/s/ JOHN W. BITTNER, JR.
John W. Bittner, Jr.
CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

EXHIBIT NO.	ITEM TITLE
3.1	Restated Certificate of Incorporation for Winner’s Entertainment, Inc. dated August 17, 1993 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1993)
3.2	Amended By Laws (incorporated by reference to the Company’s report on Form 8-K filed February 20, 1998)
3.3

Certificate of Amendment of Restated Certificate of Incorporation of Winner’s Entertainment, Inc. dated October 10, 1996 (incorporated by reference to the Company’s report on Form 8-K filed November 1, 1996)

4.1	Excerpt from Common Stock Certificates (incorporated by reference to the Company’s report on Form 10-K filed March 30, 2001)
4.2

Supplemental Indenture dated May 12, 2006, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors), and Wells Fargo Bank, N.A. (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2006)

4.3

Supplemental Indenture dated May 17, 2006, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2006)

4.4

Indenture dated May 25, 2006, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A., including forms of the Note and the Guarantee (incorporated by reference to the Company’s report on Form 8-K filed May 26, 2006)

4.5

Purchase Agreement dated May 22, 2006, by and among the Company, certain of its wholly-owned subsidiaries (as guarantors of the Company), Jefferies and Wells Fargo (incorporated by reference to the Company’s report on Form 8-K filed May 26, 2006)

4.6

Registration Rights Amendment dated May 25, 2006, executed by the Company, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., Speakeasy Gaming of Fremont, Inc., Jackson Racing, Inc. and MTR-Harness, Inc. (incorporated by reference to the Company’s report on Form 8-K filed May 26, 2006)

10.1

Fifth Amended and Restated Credit Agreement dated September 22, 2006, by and among the Company, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to the Company’s report on Form 8-K filed September 28, 2006)

10.2

Revolving Credit Note (First Restated) dated September 22, 2006, executed by the Company, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (filed herewith)

10.3

Swingline Note dated September 22, 2006, executed by the Company, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (filed herewith)

10.4	Employment Agreement dated October 19, 2006, by and between the Company and Edson R. Arneault (incorporated by reference to the Company’s report on Form 8-K filed October 24, 2006)
10.5

Second Amendment to Deferred Compensation Agreement dated October 19, 2006, by and between the Company and Edson R. Arneault (incorporated by reference to the Company’s report on Form 8-K filed October 24, 2006)

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