Form 10-K
period 2006-12-31
MTR GAMING GROUP INC
filed 2007-04-02
CIK 834162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2006

COMMISSION FILE NO. 000-20508

MTR GAMING GROUP, INC.

(exact name of registrant as specified in its charter)

DELAWARE	IRS NO. 84-1103135
(State of Incorporation)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 299.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated file and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

As of June 30, 2006, the aggregate market value of our common stock held by non-affiliates of the Company (based on the number of shares issued and outstanding and the NASDAQ Official Close Price on that date) was $210,002,123.

Our common stock outstanding at March 30, 2007 was 27,530,526 shares.

i

ii

PART I

ITEM 1.                BUSINESS.

Cautionary Statement Regarding Forward-Looking Information

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements contained in this document. Such risks, uncertainties and other important factors include, but are not limited to: (i) changes in, or failure to comply with, laws, regulations, the conditions of our Pennsylvania slot license, accounting standards or environmental laws (including adverse changes in regulation by various state gaming or racing authorities and the rates of taxation on gaming revenues) and delays in regulatory licensing processes; (ii) competitive and general economic conditions in our markets, including the location of competitors and the legalization of new forms of gaming in states within our target markets; (iii) the ability to integrate future acquisitions; (iv) construction factors relating to new development or maintenance and expansion of operations, including litigation, delays, zoning issues, environmental restrictions, site conditions, weather or other hazards; (v) the effect of economic, credit and capital market conditions on the economy in general; (vi) continued dependence on Mountaineer for the majority of our revenues and cash flows; (vi) dependence upon key personnel and the ability to attract new personnel; (viii) weather or road conditions limiting access to our properties; and (ix) obtaining additional financing, if available, and the impact of leverage and debt service requirements.

We do not intend to update publicly any forward-looking statements, except as may be required by law.

Company History

We were incorporated in March 1988 in Delaware under the name “Secamur Corporation,” a wholly-owned subsidiary of Buffalo Equities, Inc. (“Buffalo”), and later “spun-off” through the sale of its stock to the stockholders of Buffalo in January 1989. In June 1989, we merged with Pacific International Industries, Inc., which had been engaged in the contract security guard services business in Southern California. Upon completion of the merger, we were renamed Excalibur Security Services, Inc. to reflect a new line of business. After operating unprofitably, we filed a voluntary petition for reorganization with the U.S. Bankruptcy Court for the Central District of California in December 1990 and became a Chapter 11 debtor-in-possession. The Bankruptcy Court approved our sale of the security guard services business in May 1991, and confirmed our plan of reorganization in December 1991. The plan of reorganization authorized us to acquire, primarily, specified gaming and oil and gas businesses. Upon confirmation of the plan of reorganization, we changed our name to Excalibur Holding Corporation. In August 1993, we were renamed Winners Entertainment, Inc., in connection with management’s decision to operate as a gaming company. At the annual meeting of stockholders on October 15, 1996, our stockholders approved a change of our name from Winners Entertainment, Inc. to MTR Gaming Group, Inc. Since 1998, we have operated only in the racing, gaming and entertainment business.

MTR Gaming Group, Inc. (the “Company”), through our wholly-owned subsidiaries, owns and operates The Mountaineer Racetrack & Gaming Resort in Chester, West Virginia; Presque Isle Downs & Casino in Erie, Pennsylvania; Binion’s Gambling Hall & Hotel in Las Vegas, Nevada; the Ramada Inn and Speedway Casino in North Las Vegas, Nevada; and Scioto Downs in Columbus, Ohio. We also own a 90% interest in Jackson Trotting Association, LLC, which operates Jackson Harness Raceway in Jackson, Michigan; and a 50% interest in North Metro Harness Initiative, LLC, which will construct a harness racetrack and card room in Anoka County, Minnesota.

The Mountaineer Racetrack & Gaming Resort

Mountaineer is one of only four racetracks in West Virginia permitted to operate slot machines. Mountaineer is located at the northern tip of West Virginia’s northwestern panhandle. Since acquiring Mountaineer in 1992, we continue to focus on expanding the reach of our extensive customer base and improving our operating results. As a result, Mountaineer has become a diverse entertainment and convention complex and destination resort with:

•       121,956 square feet of gaming space housing 3,220 slot machines, which includes approximately 450 slot machines at the racetrack and approximately 2,770 slot machines in the 97,725 square-foot gaming area, known as the “Speakeasy Gaming Saloon,” which includes the 125-seat Gatsby restaurant for casual dining, various bars and concessions;

•       359 hotel rooms, including the 258-room, 219,000 square foot Grande Hotel at Mountaineer, which offers 22 suites, a full-service spa and salon, a gourmet coffee shop, a buffet, a 60-seat upscale steakhouse, a retail plaza and an indoor and outdoor swimming pool;

•       52,750 square feet of convention space, which can accommodate seated meals for groups of up to 1,870, as well as smaller meetings in more intimate break-out rooms, and entertainment events for approximately 1,500 guests;

•       year-round live thoroughbred horse racing on a one-mile dirt surface or a 7/8 mile grass surface with expansive clubhouse, restaurant, bars and concessions, as well as grandstand viewing areas with enclosed seating for 770 patrons and 2,800 patrons, respectively;

•       on-site parimutuel wagering and thoroughbred, harness and greyhound racing simulcast from other prominent tracks, as well as wagering on Mountaineer’s races at over 1,000 sites to which the races are simulcast;

•       Woodview, an eighteen-hole par 71 golf course measuring approximately 6,550 yards located approximately seven miles from Mountaineer;

•       a 69,000 square foot theater and events center, known as the “Harv,” that seats approximately 5,000 patrons for concerts, boxing matches and other entertainment offerings;

•       a 12,000 square foot state-of-the-art fitness center which has a full compliment of weight training and cardiovascular equipment, as well as a health bar, locker rooms with steam and sauna facilities, and outdoor tennis courts; and

•       surface parking for approximately 5,400 cars.

Mountaineer’s revenues and profits are driven primarily by its slot machine operations and to a lesser extent its lodging, food and beverage operations, parimutuel wagering, convention center, events center, and recreational facilities fees.

Presque Isle Downs & Casino

On February 28, 2007, we opened the 140,000 square foot clubhouse of Presque Isle Downs & Casino, which consists of:

•       gaming space housing 2,000 ticket-in, ticket-out slot machines;

•       several dining options, including an up to 300-seat buffet, a 60-seat upscale steakhouse, a clubhouse restaurant and several bars, as well as entertainment; and

•       surface parking for approximately 3,225 cars.

With respect to racing, our plans call for a state-of-the-art thoroughbred horse racing facility with a one-mile track, grandstand, barns, paddock and related facilities, as well as on-site parimutuel wagering and thoroughbred and harness racing simulcast from other prominent tracks. We intend to commence live thoroughbred horse racing in September 2007. We expect to hold live racing approximately 100 days per year, primarily between June and September. Racing fans will have approximately 1,000 seats located both indoors and out.

Binion’s Gambling Hall & Hotel

On March 11, 2004, we purchased the assets of Binion’s, which was formerly known as Binion’s Horseshoe Hotel & Casino. Binion’s is located on Fremont Street in downtown Las Vegas, Nevada. We simultaneously entered into a Joint Operating License Agreement with an affiliate of Harrah’s Entertainment, Inc. (“Harrah’s”) pursuant to which Harrah’s served as the primary day-to-day operator of the property. On March 10, 2005, we took over the operations of Binion’s and renamed it Binion’s Gambling Hall and Hotel. The Binion’s property consists of a 25-story hotel tower with 365 rooms, meeting space, two gift shops, multiple restaurants and other amenities such as a rooftop swimming pool, as well as approximately 87,000 square feet of casino space, which offers 800 slot machines, 47 table games and 35 poker tables.

Ramada Inn and Speedway Casino

The Ramada Inn and Speedway Casino is located in North Las Vegas, Nevada, approximately five miles from the Las Vegas Motor Speedway. The property includes a 95-room hotel and a casino with 388 slot machines, six table games and two poker tables.

On February 9, 2007, Speakeasy Gaming of Las Vegas, Inc., our wholly-owned subsidiary, and Mandekic Companies, LLC entered into a Purchase and Sale Agreement providing for the sale of the Ramada Inn and Speedway Casino for $18,175,000 in cash. The transaction is subject to customary conditions, including the approval of the Nevada Gaming Commission and the City of North Las Vegas. Due diligence has been completed by the buyer and the closing is expected to take place within thirty days after the receipt of all regulatory approvals, which the buyer must obtain within one year (but which the buyer may extend for up to an additional six months).

Scioto Downs

In July 2003, we acquired 100% of the stock of Scioto Downs, Inc., which owns and operates a harness horse racetrack in Columbus, Ohio. The property includes: the racetrack, which conducts live harness racing from May to September; simulcasting that is operated year-round; a grandstand with a capacity of 10,000 patrons; an enclosed clubhouse with a capacity of 1,500 patrons; approximately 6,000 parking spaces; and barns, paddock and related facilities for the horses, drivers, and trainers.

Jackson Harness Raceway

In December 2005, we acquired through a wholly-owned subsidiary, Jackson Racing, Inc., a 90% interest in Jackson Trotting Association, LLC, that operates Jackson Harness Raceway in Jackson,

Michigan on the Jackson County Fairgrounds. Jackson Trotting offers harness racing from late-April to mid-July, parimutuel wagering and casual dining.

North Metro Harness

In June 2004, our wholly-owned subsidiary, MTR-Harness, Inc., acquired a 50% interest in the North Metro Harness Initiative, LLC, which was awarded a license by the Minnesota Racing Commission on January 19, 2005, to construct and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota, approximately 30 miles northeast of downtown Minneapolis.

Minnesota law permits licensed racetracks to operate a card room with up to 50 tables offering “non-banked” games (those in which the players play only against each other instead of against the house), subject to completion of the racetrack’s first 50-day live race meet and regulatory approval of a card room plan of operation.

The harness race track and entertainment facility will include a harness racing track and approximately 110,750 square feet of associated grandstand, card club, horse barns and surface parking for approximately 1,850 cars.

Business Strategy

Our business strategy involves (i) driving revenue growth at Mountaineer now that the facility has matured as a destination resort and convention facility and using Mountaineer’s resort status to differentiate it from the Limited Video Lottery machines permitted in West Virginia’s bars and fraternal organizations, as well as from new gaming competition in Pennsylvania; (ii) diversify our revenue sources with the opening of Presque Isle Downs (which commenced on February 28, 2007) and cross-marketing it with Mountaineer; (iii) improving operating results at Binion’s Gambling Hall & Hotel by increasing patronage through modest capital improvements and pursuing third-party tenants who will provide additional amenities at the property; (iv) promoting the bill that was recently passed by the West Virginia legislature to permit table gaming in West Virginia; (v) promoting the passage of slot machine gaming at Scioto Downs and Jackson Harness; and (vi) constructing and opening North Metro Harness as soon as practicable.

•       Market Mountaineer as a Destination Resort, Convention Center and Diversified Entertainment Facility

Our strategy is to focus our marketing on the fact that Mountaineer is now a mature destination resort, convention facility and entertainment complex as well as add new amenities in order to expand Mountaineer’s target market and further distinguish Mountaineer from Limited Video Lottery parlors in nearby bars and fraternal organizations and other competitors whose facilities may have some but not all of the entertainment venues available at Mountaineer. The development of a destination resort is likewise aimed at distinguishing Mountaineer from any new competition that could result from the enactment of gaming legislation in neighboring states and the implementation of additional gaming in Pennsylvania. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital.”

•       Diversify our Revenues

With the opening of Presque Isle Downs on February 28, 2007, we now own four racetracks, two of which have slot machines, in contiguous states. And upon opening North Metro, we will own 50% of a fifth racetrack with a 50-table card room. At that point, we expect to have a larger and more diverse operation, thus reducing our dependence on a single property for the majority of our revenues. Moreover, the properties will be sufficiently proximate to allow for cross-marketing, yet sufficiently distant that cannibalization should not be a concern. Through promotions such as a unified players’ club and advertising during our export simulcast broadcasts, we intend to cross-market among our racetrack properties. We likewise intend to promote Binion’s Gambling Hall & Hotel at all of our racetrack properties.

•       Improving Operating Results at Binion’s

Our strategy for improving operating results at Binion’s involves modest capital improvements (approximately $4.5 million, inclusive of gaming equipment) and the addition of amenities through leases with third parties—all in an effort to increase walk-in traffic from Fremont Street.

•       Pursuing Legislation for Additional Forms of Gaming at our Properties

We have been pursuing and intend to continue to pursue legislation for video lottery or slot machine gaming at racetracks in Ohio and Michigan. On March 8, 2007, the West Virginia legislature passed a bill, which the Governor signed on March 21, 2007, that provides for local referenda by which each of the four West Virginia counties having racetracks may authorize table gaming at that county’s racetrack. Therefore, the law is subject to county referendum and its implementation may be subject to successful resolution of expected legal challenges to the constitutionality of the law. We believe that such legislation will result in improvement of our business prospects and financial condition. Enhanced gaming at our properties will create new jobs and a new source of revenue, increase foot traffic at our properties, and provide a competitive advantage. Table gaming at Mountaineer will also help distinguish our product from slot machines in local bars and clubs and slot machines operations in Pennsylvania.

•       Constructing and Opening Racing and Card Room Operations in Minnesota

We view our Minnesota joint venture as another opportunity to leverage our racing and parimutuel expertise as well as to diversify our sources of revenue and profits.

Competition

We face substantial competition in each of the markets in which our facilities are located. See “Risk Factors—Certain Risks Related to Our Business—We face significant competition from other gaming and racing facilities, and increased competition could have a material adverse effect on us.”

Gaming Operations

Specific competitive factors relating to our primary gaming markets include the following:

Mountaineer.   In recent years, the number of gaming options available to consumers in our West Virginia area market has increased considerably. While there are three other tracks in West Virginia that offer slot machine gaming, only one, Wheeling Downs, lies within Mountaineer’s primary market (a 150-mile radius), located approximately 50 miles to the south in Wheeling, West Virginia. That competitor currently operates approximately 2,320 slot machines. West Virginia permits limited video lottery machines (“LVL’s”) in local bars and fraternal organizations. The law authorizes up to 9,000 slot machines in adults-only facilities throughout West Virginia. No more than five slot machines are allowed in each establishment licensed to sell alcoholic beverages; and no more than ten slot machines are allowed in each licensed fraternal organization. As of February 28, 2007, there are approximately 8,100 LVL’s in West Virginia’s bars and fraternal organizations, approximately 500 of which are in Hancock County (where Mountaineer is located) and another 900 in total are located in nearby Brook and Ohio Counties. Although the bars and fraternal organizations housing these machines lack the amenities and ambiance of our resort, they do compete with us, particularly for the locals business.

In addition, Pennsylvania’s new slot machine law contemplates the installation of slot machines at up to fourteen locations: seven racetracks (including Presque Isle Downs) each with up to 3,000 slots initially and with the ability to apply to the Pennsylvania Gaming Control Board for up to 5,000 slots (three of which, in addition to Presque Isle Downs, have opened); five stand-alone slot parlors with up to 5,000 slots; and two resort locations with up to 500 slots each. We anticipate that The Meadows, a harness racetrack approximately 40 miles southeast of Mountaineer, will install approximately 1,800 slot machines in a temporary facility that will commence operation in May 2007, and a total of 3,000 slot machines in a $140 million permanent facility that will open in mid-2008. In December 2006, the Pennsylvania Gaming

Control Board approved a license for a stand-alone slot parlor to be located in downtown Pittsburgh (approximately a one-hour drive from Mountaineer and a two-hour drive from Presque Isle Downs). The owners of the planned Pittsburgh facility recently announced that they intend to open the facility with 5,000 slot machines in the summer of 2008. Additionally, the Pennsylvania Harness Horse Racing Commission, which may grant one more license, denied, on grounds of suitability of the applicants, two applications that proposed to build a track within our target market. Both of those applicants appealed the denials, and, with respect to one such applicant, the appellate court reversed and remanded to the Harness Commission for further proceedings.

Presque Isle Downs.   Presque Isle Downs competes principally with the Seneca Allegany Casino & Hotel in Salamanca, New York, approximately seventy-five miles away. That facility has 2,200 slot machines, forty table games, and a 212-room hotel with resort amenities. All of our gaming operations also compete to a lesser extent with operations in other locations, including Native American lands, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, on- and off- track wagering, high-stakes bingo, card parlors, and the emergence of Internet gaming. In addition, casinos in Canada have likewise recently begun advertising in our target markets.

Binion’s Gambling Hall & Hotel.   Our Binion’s property in the highly competitive downtown Las Vegas gaming market competes with other downtown casinos (there are 16) as well as casinos on the Strip and other parts of Las Vegas.

Racing and Parimutuel Operations

Mountaineer.   Mountaineer’s racing and parimutuel operations compete directly for wagering dollars with Wheeling Downs, which is located approximately 50 miles from Mountaineer; Thistledown and Northfield Park, which are located approximately 85 miles to the northwest of Mountaineer in Cleveland, Ohio; and the Meadows, located approximately 40 miles southeast of Mountaineer in Washington, Pennsylvania. Wheeling Downs conducts parimutuel greyhound racing and video lottery gaming. Thistledown and Northfield Park conduct parimutuel horse racing but not video lottery gaming. The Meadows conducts live harness racing and provides import simulcasting, but does not yet have video lottery gaming. Upon implementation of slot machines in Pennsylvania, The Meadows also would be permitted to operate slot machines. Since commencing export simulcasting in August 2000, Mountaineer also competes with racetracks across the country to have its signal carried by off-track wagering parlors. Mountaineer also competes for wagering dollars with off-track wagering facilities in Ohio and Pennsylvania. Mountaineer also competes with other tracks for participation by quality racehorses.

Presque Isle Downs.   Presque Isle Downs will face competition from other racetracks in Pennsylvania and off-track wagering facilities in Pennsylvania and West Virginia, as well as from any existing or future casinos in Western New York. Moreover, because Presque Isle Downs will be a new facility, all of its competitors will be more established.

Scioto Downs.   Scioto Downs competes directly with other racetracks in Ohio, including Beulah Park, a thoroughbred horse racetrack which is located approximately nine miles from Scioto; River Downs Horse Racing in Cincinnati, Ohio; and to a lesser extent, casino gambling in Indiana and in Michigan. Further, Scioto Downs faces competition from off-track wagering facilities in Ohio, Pennsylvania and West Virginia.

Jackson Harness Raceway.   Jackson Trotting competes directly with other racetracks in Michigan, including Sports Creek Raceway, Northville Downs, Hazel Park Harness Raceway and Great Lakes Downs.

Employees

As of March 1, 2007, we had approximately 3,500 employees in total.

The Mountaineer Racetrack & Gaming Resort.   There were approximately 1,460 employees at Mountaineer. Of this total, approximately 40 employees are represented by a union to covering our parimutuel clerks and certain employees providing off-track betting services. We have an agreement in place with the parimutuel clerks until November 30, 2008. In addition, 200 employees are represented by a union covering our video lottery clerks, which agreement is in place until March 1, 2008.

Presque Isle Downs & Casino.   Effective with our opening of Presque Isle Downs on February 28, 2007, we employ approximately 690 people.

Binion’s Gambling Hall & Hotel.   There are approximately 1,070 emplyees at Binion’s, of whom approximately 430 are represented by labor unions under collective bargaining agreements. Certain employees in the maintenance and food and beverage departments of Binion’s are represented by labor unions. The applicable labor agreements expire on May 31, 2010 and May 31, 2007, respectively.

Ramada Inn and Speedway Casino.   There are approximately 190 employees at the Speedway property.

Scioto Downs.   There are approximately 55 employees at Scioto Downs, which increases by approximately 250 during racing which is conducted from May through September.

Jackson Harness Raceway.   There are approximately 35 employees at Jackson, which increases by approximately 120 during racing which is conducted from April through July.

Regulation and Licensing

General

All of our gaming and racing operations are subject to extensive regulation under the laws and regulations of each of the jurisdictions in which we operate and could be subjected at any time to additional or more restrictive regulations. Gaming laws are generally designed to protect gaming consumers and the integrity of the gaming industry and to keep the industry free of inappropriate or criminal influences. Gaming laws are also designed to maximize state and local revenues derived through taxes and licensing fees imposed on gaming industry participants as well as to enhance economic development, tourism, and participation of minorities in employment, contracting, and ownership. To accomplish these public policy goals, gaming laws establish procedures to ensure that participants in the gaming industry meet certain standards of character and fitness. In addition, gaming laws require gaming industry participants to:

•       establish procedures designed to prevent cheating and fraudulent practices;

•       establish and maintain responsible accounting practices and procedures;

•       establish practices to promote diversity in hiring, contracting and ownership;

•       maintain effective controls over their financial practices, including establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues;

•       maintain systems for reliable record keeping;

•       file periodic reports with gaming regulators; and

•       establish programs to promote responsible gaming and inform patrons of the availability of help for problem gaming.

Typically, these requirements are set forth by statute and administered by a regulatory agency (either a lottery commission, gaming commission or gaming control board) with broad discretion to regulate owners, managers, and persons with financial interests in gaming operations. Among other things, gaming authorities in the various jurisdictions in which we operate:

•       adopt rules and regulations under the implementing statutes;

•       interpret and enforce gaming laws;

•       impose disciplinary sanctions for violations, including fines and penalties;

•       review the character and fitness of participants in gaming operations and make determinations regarding their suitability or qualification for licensure;

•       grant licenses for participation in gaming operations;

•       collect and review reports and information submitted by participants in gaming operations;

•       review and approve transactions, such as acquisitions or change-of-control transactions of gaming industry participants, securities offerings and debt transactions engaged in by such participants; and

•       establish and collect fees and taxes.

Any change in the laws or regulations of a gaming jurisdiction could have a material adverse effect on our gaming operations.

Licensing and Suitability

Gaming laws require us, each of our subsidiaries engaged in gaming operations, certain of our directors, officers and employees, and in some cases, certain of our shareholders and holders of our debt securities, to obtain licenses or approvals (or seek waivers) from gaming authorities. Licenses typically require a determination that the applicant qualifies or is suitable to hold the license, a determination over which gaming authorities have very broad discretion. Criteria used in determining whether to grant a license to conduct gaming operations, while varying between jurisdictions, generally include consideration of factors such as:

•       the financial stability, integrity and responsibility of the applicant, including whether the operation is adequately capitalized in the state and exhibits the ability to maintain adequate insurance levels;

•       the quality of the applicant’s casino facilities;

•       the amount of revenue to be derived by the applicable state from the operation of the applicant’s casino;

•       the applicant’s practices with respect to minority hiring and training; and

•       the effect on competition and general impact on the community.

In evaluating individual applicants, gaming authorities consider the individual’s business experience and reputation for good character, the individual’s criminal history and credit, and the character of those with whom the individual associates. In addition to us and our subsidiaries engaged in gaming operations, gaming authorities may investigate any individual who has a material relationship to or material involvement with, any of these entities to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Our officers, directors and certain key employees must file applications with the gaming authorities and may be required to be licensed, qualify or be found suitable in many jurisdictions. Gaming authorities may deny an application for licensing for any cause which they deem reasonable. Qualification and suitability determinations require submission of detailed personal and financial information followed by a thorough investigation. The applicant must pay all the costs of the investigation. Changes in licensed positions must be reported to gaming authorities and in addition to their authority to deny an application for licensure, qualification or a finding of suitability, gaming authorities have jurisdiction to disapprove a change in a corporate position. If one or more gaming authorities were to find that an officer, director or key employee fails to qualify or is unsuitable for licensing or unsuitable to continue having a relationship with us, we would be required to sever all relationships with such person. In addition, gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications.

Moreover, in many jurisdictions, certain of our stockholders or holders of our debt securities may be required to undergo a suitability investigation similar to that described above. Many jurisdictions require any person who acquires beneficial ownership of more than a certain percentage of our voting securities, typically 5%, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability. Most gaming authorities, however, allow an “institutional investor” to apply for a waiver. An “institutional investor” is generally defined as an investor acquiring and holding voting securities in the ordinary course of business as an institutional investor, and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or those of any of our gaming affiliates, or the taking of any other action which gaming authorities find to be inconsistent with holding our voting securities for investment purposes only. Even if a waiver is granted, an institutional investor generally may not take any action inconsistent with its status when the waiver was granted without once again becoming subject to the foregoing reporting and application obligations.

Generally, any person who fails or refuses to apply for a finding of suitability or a license within the prescribed period after being advised it is required by gaming authorities may be denied a license or found unsuitable, as applicable. Any stockholder found unsuitable or denied a license and who holds, directly or indirectly, any beneficial ownership of our voting securities beyond such period of time as may be prescribed by the applicable gaming authorities may be guilty of a criminal offense. Furthermore, we may be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or any of our subsidiaries, we: (i) pay that person any dividend or interest upon our voting securities; (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pay remuneration in any form to that person for services rendered or otherwise; or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of that person’s voting securities for cash at fair market value.

The gaming jurisdictions in some of the jurisdictions in which we operate also require that suppliers of certain goods and services to gaming industry participants be licensed and require us to purchase and lease gaming equipment, supplies and services only from licensed suppliers.

Licenses in most of the jurisdictions in which we conduct gaming operations are granted for limited durations and require renewal from time to time. The failure to renew any of our licenses could have a material adverse effect on our gaming operations.

Violations of Gaming Laws

If we or our subsidiaries violate applicable gaming laws, our gaming licenses could be limited, conditioned, suspended or revoked by gaming authorities, and we and any other persons involved could be subject to substantial fines. Furthermore, violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. As a result, violations by us of applicable gaming laws could have a material adverse effect on our gaming operations.

Some gaming jurisdictions prohibit certain types of political activity by a gaming licensee, its officers, directors and key people. A violation of such a prohibition may subject the offender to criminal and/or disciplinary action.

Reporting and Record-Keeping Requirements

We are required periodically to submit detailed financial and operating reports and furnish any other information about us and our subsidiaries which gaming authorities may require. Under federal law, we are required to record and submit detailed reports of currency transactions involving greater than $10,000 at our casinos as well as any suspicious activity that may occur at such facilities. We are required to maintain a current stock ledger which may be examined by gaming authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to gaming authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Gaming authorities may, and in certain jurisdictions do, require certificates for our securities to bear a legend indicating that the securities are subject to specified gaming laws.

Review and Approval of Transactions

Substantially all material loans, leases, sales of securities and similar financing transactions by us and our subsidiaries must be reported to and in some cases approved by gaming authorities. Neither we nor any of our subsidiaries may make certain public offerings of securities without the prior approval of certain gaming authorities. Changes in control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or otherwise are subject to receipt of prior approval of gaming authorities. Entities seeking to acquire control of us or one of our subsidiaries must satisfy gaming authorities with respect to a variety of stringent standards prior to assuming control. Gaming authorities may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

License Fees and Gaming Taxes

We pay substantial license fees and taxes in many jurisdictions, including some of the counties and cities in which our operations are conducted, in connection with our casino gaming operations, computed in various ways depending on the type of gaming or activity involved. Depending upon the particular fee or tax involved, these fees and taxes are payable with varying frequency. License fees and taxes are based upon such factors as:

•       a percentage of the gross gaming revenues received;

•       the number of gaming devices and table games operated; and

•       in the case of Pennsylvania, certain minimum annual amounts.

In West Virginia, gaming tax rates increase after gross gaming revenues exceed a threshold (in our case, approximately $160 million per year). Furthermore, tax rates are subject to change, sometimes with little notice, and such changes could have a material adverse effect on our gaming operations.

In addition to taxes specifically unique to gaming, we are required to pay all other applicable taxes.

Operational Requirements

In most jurisdictions, we are subject to certain requirements and restrictions on the conduct of our gaming operations. In some states, we are required to give preference to local suppliers and include minority and women-owned businesses as well as in general business activity. Similarly, we may be required to give employment preference to minorities, women and in-state residents in certain jurisdictions. Moreover, many jurisdictions require a gaming operation to maintain insurance and post bonds in amounts determined by their gaming authority.

In addition, our ability to conduct certain types of games, introduce new games or move existing games within our facilities may be restricted or subject to regulatory review and approval. Some of our operations are subject to restrictions on the number of gaming positions we may have and the maximum wagers allowed to be placed by our customers.

In Pennsylvania, as the holder of a Category 1 license, Presque Isle Downs will be required to create a fund to be used for the improvement and maintenance of the backside area of the racetrack. Generally, a Category 1 licensee must deposit into the fund $5 million over the initial five-year period of the license and an amount not less than $250,000 or more than $1 million annually for the five years thereafter. However, since we are building a new racetrack, Presque Isle Downs will be exempt from the $5 million requirement and will not be required to begin the $250,000 payments until ten years after we commence racing operations.

The Ramada Inn and Speedway Casino in North Las Vegas, Nevada operates gaming pursuant to an exemption from legislation that limits unrestricted gaming to resort hotels. A resort hotel is defined to include an establishment held out to the public as a hotel with more than 200 rooms available for sleeping accommodations, at least one bar with capacity for more than 30 patrons, and at least one restaurant with capacity for more than 60 patrons. The Speedway property, which does not have more than 200 rooms, is exempt from these requirements, because it held a non-restricted gaming license prior to the enactment of the legislation. The grandfathered exemption, however, would be lost in the event gaming is abandoned within the meaning of the statute and local regulations. The March 1999 commencement of gaming operations at the Speedway property preserved the grandfathered status of the property. The failure to keep the grandfathered exemption (by abandonment of gaming operations) would have a material adverse effect on us.

Racetracks

We conduct horse racing operations at our thoroughbred racetrack in Chester, West Virginia and at our harness racetracks in Columbus, Ohio and Jackson, Michigan (of which we own 90%). We expect to commence thoroughbred racing operations at our Erie, Pennsylvania racetrack in September of 2007. Through a joint venture of which we own 50%, we hold licenses to build and operate a harness racetrack and conduct card room gaming (after completion of 50 days of racing and regulatory approval of a card room plan of operations) in Anoka County, Minnesota. We currently operate slot machines at the West Virginia racetrack and at Presque Isle Downs in Erie (commenced February 28, 2007). Our slot operations at racetracks, and our planned card room operations in Minnesota, are regulated in the same manner as our gaming operations in other jurisdictions. In West Virginia, Pennsylvania, and Minnesota our ability to conduct gaming operations is conditioned on the maintenance of racing licenses and agreements or certain arrangements with horsemen’s or labor groups. See “Item 1A. Risk Factors—We depend on agreements with our horsemen and parimutuel clerks to operate our business.”

Regulations governing our horse racing operations are administered separately from the regulations governing gaming operations, with separate licenses and license fee structures. The racing authorities responsible for regulating our racing operations have broad oversight authority, which may include: annually reviewing and granting racing licenses and racing dates; with respect to Pennsylvania, approving the opening and operation of off track wagering facilities; approving simulcasting activities; licensing all officers, directors, racing officials and certain other employees of a racing licensee; and approving all contracts entered into by a racing licensee affecting racing and pari-mutuel wagering operations.

Environmental Matters

We are subject to various federal, state and local environmental laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as the management and disposal of solid and hazardous wastes. These laws are complex, and subject to change. Under such laws and regulations, we may incur costs to obtain permits and other approvals required for our activities and operations, or to achieve or maintain compliance. For example, we may incur future costs under existing and new regulations pertaining to storm water and wastewater management at our racetracks. In addition, we may face penalties or other liabilities in the event that we fail to comply with these laws and regulations. For instance, water discharges from our racetrack operations at our Mountaineer facility were the subject of past enforcement actions by state regulators. We satisfied the requirements of those past proceedings, and implemented measures to maintain compliance on a going forward basis.

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

Compliance with Other Laws

We are also subject to a variety of other rules and regulations, including zoning, construction and land use laws and regulations, and laws governing the serving of alcoholic beverages in all of the states in which we operate. Mountaineer, Presque Isle Downs, Scioto, the Speedway property, Jackson Harness and Binion’s derive other revenues from the sale of alcoholic beverages. Any interruption or termination of the ability to serve alcoholic beverages at those properties would have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1A.        RISK FACTORS.

Risks Related to Our Business

We will continue to depend on Mountaineer for the majority of our revenues, and, therefore, any risks faced by our Mountaineer operations could have a material impact on our results of operations.

We currently remain dependent upon Mountaineer for the majority of our revenues and cash flows. We expect slot operations at Presque Isle Downs (which commenced on February 28, 2007) to diversify our revenue sources. Nevertheless, we may be subject to greater risks than a geographically diversified gaming operation, including, but not limited to the following risks faced by our Mountaineer operations:

•       risks related to local and regional economic and competitive conditions, such as a decline in the number of visitors to Mountaineer, a downturn in the overall economy in Mountaineer’s market, a decrease in gaming activities in Mountaineer’s market or an increase in competition in Mountaineer’s market, including, but not limited to, competition from limited video lottery terminals in local bars and clubs in West Virginia and anticipated competition from gaming facilities in Pennsylvania;

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

The Federal Interstate Horse Racing Act, the state racing laws in West Virginia, Ohio, Pennsylvania, Michigan and Minnesota require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a “proceeds agreement”) with a representative of a majority of the horse owners and trainers and with a representative of a majority of the parimutuel clerks. In Pennsylvania, we must have an agreement with the representative of the horse owners. We have the requisite agreements in place with the Mountaineer Horsemen until December 31, 2009. With respect to the Mountaineer parimutuel clerks, we have a labor agreement in force until November 30, 2008; however, our proceeds agreement with the Mountaineer parimutuel clerks expires on April 14, 2008. We are required to have a proceeds agreement in effect on July 1 of each year with the horsemen and the parimutuel clerks as a condition to renewal of our video lottery license for such year. Therefore, prior to July 1, 2008, we would need to enter into a new proceeds agreement with the parimutuel clerks’ union or obtain an extension of the existing proceeds agreement. If no new proceeds agreement or extension is in place as of July 1, 2008, Mountaineer’s application for renewal of its video lottery license could be denied, in which case Mountaineer would not be permitted to operate its slot machines. With respect to the Scioto horsemen, the agreement with the Horsemen’s Benevolent & Protective Association is effective until November 29, 2012, and the agreement with the Ohio Harness Horsemen’s Association provides for automatic annual renewals. Jackson Trotting Association, LLC has the requisite agreements in place until December 31, 2008. Presque Isle Downs has the requisite agreement in place with the Pennsylvania Horsemen’s Benevolent and Protective Association until December 31, 2009, with automatic two-year renewals unless either party provides written notice of termination at least ninety (90) days prior to the scheduled renewal date. With the exception of the Mountaineer and Presque Isle Downs horsemen’s agreements and the agreement between Mountaineer and the parimutuel clerks’ union described above, each of the agreements referred to in this paragraph may be terminated upon written notice by either party. North Metro Harness has entered into a horsemen’s agreement effective for a term of six years from the date of commencement of racing operations.

If we fail to maintain operative agreements with the horsemen, we will not be permitted to conduct live racing and export and import simulcasting at those racetracks, and, in West Virginia and Pennsylvania, we will not be permitted to operate our slot machines (including if we do not have in place the required proceeds agreement with the Mountaineer parimutuel clerks union) and in Minnesota we will not be able to operate our planned card room. In addition, our simulcasting agreements are subject to the horsemen’s approval. If we fail to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on our business, financial condition and results of operations.

We are required to schedule a minimum number of live racing days in West Virginia and Pennsylvania.

All of the states in which we conduct live racing impose requirements with respect to the minimum number of live race dates annually. West Virginia and Pennsylvania, the states in which our racetracks operate slot machines, gaming laws and regulations likewise condition gaming operations on the satisfaction of live racing requirements. If we fail to meet the minimum live racing day requirements at Mountaineer, we would be prohibited under West Virginia law from conducting simulcast racing or renewing our gaming license at Mountaineer. In order to conduct simulcast racing or conduct gaming operations, Mountaineer is required under West Virginia law to apply for a minimum of 210 live race days each year and to obtain Racing Commission approval for any reduction in race days actually held during that year. Live racing days typically vary in number from year to year and are based on a number of factors, including the number of suitable race horses and the occurrence of severe weather, many of which are beyond our control. If we were unable to conduct simulcast racing or offer slot machine gaming at Mountaineer, this would have a material adverse effect on our business, financial condition, results of operations and ability to meet our payment obligations under our various debt instruments.

Although Pennsylvania racing laws require a minimum of twenty-five live race dates per year, the gaming laws require new racetracks, such as Presque Isle Downs, that wish to conduct slot operations to conduct live racing a minimum of 150 days per year beginning in the year which is two years following the issuance of the slot machine license, unless the Horse Racing Commission determines that such number is not practically feasible due to projected or actual weather conditions. Failure to meet the required minimum number of days would result in immediate suspension of the slot machine license. If we were unable to offer slot machine gaming at Presque Isle Downs, this would have a material adverse effect on our business, financial condition, results of operations and ability to meet our payment obligations under our various debt instruments.

Our gaming operations are dependent on our linkage of slot machines to state central systems.

Our gaming operations at Mountaineer and Presque Isle Downs are dependent on our linkage to the state’s central systems. Our equipment is connected to these central systems by telephone lines. The central systems track all gaming activity. If the operation of the central systems were disrupted for any reason, including disruption of telephone service, we believe that the states would suspend all gaming operations within the states until normal operation of the systems was restored. Any such suspension could cause a material disruption of our gaming operations and any of the foregoing difficulties could have a material adverse effect on our business, financial condition and results of operations.

We may face disruption in developing and integrating our Pennsylvania, Michigan, and Minnesota operations and other facilities we may expand or acquire, including financing, construction and other development risk; failure to commence racing operations at Presque Isle Downs by September 2007 could disrupt our slot operations.

The development and integration of Presque Isle Downs, North Metro Harness, and any other facilities we may expand or acquire in the future will require the dedication of management resources that may temporarily detract attention from our day-to-day business. The process of developing and integrating these operations also may interrupt the activities of that business, which could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we will be able to manage the combined operations effectively or realize any of the anticipated benefits of these new operations or any other facilities we may expand or acquire in the future.

For example, while we timely completed construction of clubhouse building and gaming areas in the two-phased development of Presque Isle Downs and commenced slot operations, we nevertheless face substantial risks and difficulties in developing the racetrack and associated buildings (including required highway improvements that we have agreed to complete by October 31, 2007), which include, but are not limited to: our inability to obtain sufficient additional financing; unforeseen engineering, environmental, or geological problems; interference with existing operations; unanticipated cost increases; construction delays caused by, among other things, work stoppages or weather, and other risks associated with building a racing operation. Our racing license requires us to commence live racing by December 29, 2007. If we do not complete the facility within this time frame, or obtain regulatory approval to complete the facility at a later date, our racing license will be canceled, and without a racing license, we could not operate slots. Additionally, because Pennsylvania’s racing statute requires a minimum of twenty-five race days per calendar year (with credit given for scheduled race days that are canceled for reasons beyond the racetrack’s control), we have scheduled, and the Racing Commission has approved, twenty-five race days in September of 2007 in an attempt to avoid any question whether technical compliance with our license (i.e., commencing racing on December 29, 2007) would satisfy the statute. Our failure timely (i) to complete the roadway improvements; (ii) to complete construction of the racetrack and associated buildings; and (iii) to commence racing—absent regulatory approval of extensions of the required dates—would disrupt our slot operations at Presque Isle Downs and therefore have a material adverse effect on our business, financial condition and results of operations.

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

The Member Control Agreement that governs our Minnesota joint venture required us to contribute $7.5 million of capital. Through December 31, 2006, we exceeded this requirement and contributed $9.7 million (exclusive of legal and other fees), and we may elect to invest more. The joint venture has obtained a commitment through April 5, 2007 for a $41.7 million construction loan that would be without recourse to us. In connection with this financing commitment, we will be required to make additional capital contributions up to aggregate total of approximately $12.5 million. If the loan transaction is not consummated and the joint venture cannot obtain substitute non-recourse financing on acceptable terms, we may elect to guarantee some or all of the financing (subject to the approval of our senior secured lenders). In either event, the risk associated with our Minnesota joint venture would be greater than we originally contracted or contemplated.

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

Licensing Requirements.   We are subject to extensive state and local regulation. State and local authorities require us and our subsidiaries to demonstrate suitability to obtain and maintain various licenses, and require that we have registrations, permits and approvals, to conduct gaming and racing operations, to sell alcoholic beverages and tobacco in our facilities and to operate our food service facilities. These regulatory authorities may, for any reason set forth in applicable legislation or regulation, limit, condition, suspend or revoke a license or registration to conduct gaming or racing operations or prevent us from owning the securities of any of our gaming or racing subsidiaries. In addition, we must periodically apply to renew many of our licenses or registrations. We cannot assure you that we will be able to obtain such renewals. Any failure to maintain or renew our existing licenses, registrations, permits or approvals would have a material adverse effect on us. In addition, to enforce applicable laws and regulations, regulatory authorities may levy substantial fines against or seize the assets of our company, our subsidiaries or the people involved in violating gaming laws or regulations. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

Potential Changes in Regulatory Environment.   If current laws are modified, or if additional laws or regulations are adopted, it could have a material adverse effect on us. From time to time, legislators and special interest groups have proposed legislation that would restrict or prevent gaming or racing operations in the jurisdictions in which we operate. Other laws, such as smoking bans, do not specifically restrict gaming operations but, as a practical matter, make gaming facilities less attractive to gaming patrons and can result in substantially reduced revenues. Restriction on or prohibition of our gaming or racing operations, whether through legislation or litigation, could have a material adverse effect on our business, financial condition and results operations.

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

Gaming Operations.   We face substantial competition in each of the markets in which our gaming facilities are located. Some of the competitors have significantly greater name recognition and financial and marketing resources than we do; some are permitted to conduct additional forms of gaming; and some pay substantially lower taxes than we do, which may permit them to spend more for marketing and promotions and thus gain a competitive advantage over us. All of our gaming operations primarily compete with other gaming operations in their geographic areas. New expansion and development activity is occurring in each of the relevant markets, which may be expected to intensify competitive pressures and could have a material adverse effect on us.

Specifically, in West Virginia we continue to face competition from limited video lottery machines (“LVLs”) in local bars and certain clubs (bars and fraternal organizations that sell alcohol may apply for a license to operate up to five and ten LVL’s, respectively). In addition, Pennsylvania’s new slot machine law contemplates the installation of slot machines at up to fourteen locations: seven racetracks (including Presque Isle Downs) each with up to 3,000 slots initially and with the ability to apply to the Pennsylvania Gaming Control Board for up to 5,000 slots (three of which, in addition to Presque Isle Downs, have opened); five stand-alone slot parlors with up to 5,000 slots; and two resort locations with up to 500 slots each. We anticipate that The Meadows, a harness racetrack approximately 40 miles southeast of Mountaineer, will install approximately 1,800 slot machines in a temporary facility that will commence operation in May 2007, and a total of 3,000 slot machines in a $140 million permanent facility that will open in mid-2008. In December 2006, the Pennsylvania Gaming Control Board approved a license for a stand-alone slot parlor to be located in downtown Pittsburgh (approximately a one-hour drive from Mountaineer and a two-hour drive from Presque Isle Downs). The owners of the planned Pittsburgh facility recently announced that they intend to open the facility with 5,000 slot machines in the summer of 2008. Additionally, the Pennsylvania Harness Horse Racing Commission, which may grant one more license, denied, on grounds of suitability of the applicants, two applications that proposed to build a track within our target market. Both of those applicants appealed the denials, and, with respect to one such applicant, the appellate court reversed and remanded to the Harness Commission for further proceedings.

Presque Isle Downs competes principally with the Seneca Allegany Casino & Hotel in Salamanca, New York, approximately seventy-five miles away. That facility has 2,200 slot machines, forty table games, and a 212-room hotel with resort amenities. All of our gaming operations also compete to a lesser extent with operations in other locations, including Native American lands, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, on- and off- track wagering, high-stakes bingo, card parlors, and the emergence of Internet gaming. In addition, casinos in Canada have likewise recently begun advertising in our target markets.

Our Binion’s property in the highly competitive downtown Las Vegas gaming market competes with other downtown casinos (there are 16) as well as casinos on the Strip and other parts of Las Vegas.

Racing and Parimutuel Operations.   Mountaineer’s racing and parimutuel operations compete directly for wagering dollars with Wheeling Downs, which is located approximately 50 miles from Mountaineer; Thistledown and Northfield Park, which are located approximately 85 miles to the northwest of Mountaineer in Cleveland, Ohio; and the Meadows, located approximately 40 miles southeast of Mountaineer in Washington, Pennsylvania. Wheeling Downs conducts parimutuel greyhound racing and video lottery gaming. Thistledown and Northfield Park conduct parimutuel horse racing but not video lottery gaming. The Meadows conducts live harness racing and provides import simulcasting, but does not yet have video lottery gaming. Upon implementation of slot machines in Pennsylvania, The Meadows also would be permitted to operate slot machines. Since commencing export simulcasting in August 2000, Mountaineer also competes with racetracks across the country to have its signal carried by off-track wagering parlors. Mountaineer also competes for wagering dollars with off-track wagering facilities in Ohio and Pennsylvania. Mountaineer also competes with other tracks for participation by quality racehorses.

Presque Isle Downs will face competition from other racetracks in Pennsylvania and off-track wagering facilities in Pennsylvania and West Virginia, as well as from any existing or future casinos in

Western New York. Moreover, because Presque Isle Downs will be a new facility, all of its competitors will be more established.

Scioto Downs competes directly with other racetracks in Ohio, including Beulah Park, a thoroughbred horse racetrack which is located approximately nine miles from Scioto; River Downs Horse Racing in Cincinnati, Ohio; and to a lesser extent, casino gambling in Indiana and in Michigan. Further, Scioto Downs faces competition from off-track wagering facilities in Ohio, Pennsylvania and West Virginia.

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

In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, athletic events, television and movies, concerts and travel. Increased competition from other gaming and racing facilities and other leisure and entertainment activities could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, our operations at Mountaineer, Presque Isle Downs, Scioto Downs and Jackson Trotting are typically seasonal in nature. Winter conditions may adversely affect transportation routes to our properties, as well as cause cancellations of live horse racing. As a result, unfavorable seasonal conditions could have a material adverse effect on our operations.

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

Under such laws and regulations, we may incur costs to obtain permits and other approvals required for our activities and operations, or to achieve or maintain compliance. For example, we may incur future costs under existing and new regulations pertaining to storm water and wastewater management at our racetracks. In addition, we may face penalties or other liabilities in the event that we fail to comply with these laws and regulations. For instance, water discharges from our racetrack operations at our Mountaineer facility were the subject of past enforcement actions by state regulators. We satisfied the requirements of those past proceedings, and implemented measures to maintain compliance on a going forward basis. Such costs and liabilities have not in the past had a material impact on our business or financial condition. We believe, but we cannot assure you, that compliance with environmental laws and regulations will not have such an impact in the future.

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

We believe that a substantial majority of the slot machines sold in the United States in 2005 and 2006 were manufactured by a few companies and that one company in particular provided a majority of all slot machines sold in the United States in 2005 and 2006. In recent years, prices of new slot machines have escalated faster than the rate of inflation.

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

Any of the above-listed factors could have a material adverse effect on our business, financial condition and results of operations. In addition, we may incur substantial additional indebtedness in the future, including, for example, to fund our expansion and new acquisitions. If new debt is added to our current debt levels, the related risks that we now face could intensify.

The availability and cost of financing could have a material adverse effect on our business.

We intend to finance our current and future expansion projects primarily with cash flow from operations, borrowings under our credit facility and cash on hand, including the remaining proceeds of our senior subordinated notes, and additional financing that we anticipate will be required during our current fiscal year. We may in the future seek additional debt financing and equity capital. To date, we have spent approximately $233 million on the development and construction of Presque Isle Downs (including the $50 million licensing fee and pre-opening expenses). We currently anticipate that approximately $49 million in additional spending will be required to complete the development and construction of Presque Isle Downs, and another $18-$20 million to meet our other capital spending requirements for this fiscal year. In order to meet these spending requirements, we anticipate that we will need to obtain additional financing of approximately $20 million by late-April 2007. If we are unable to finance our current or future expansion projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects as well as capital expenditures, and selling assets, restructuring debt, or obtaining additional debt or equity financing or joint venture partners, or further modifying our bank credit facility. These sources of funds may not be sufficient to finance our expansion, and other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects, and we could lose one or more of our licenses, which may have a material adverse effect on our business, financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital.”

To service our indebtedness, we will require a significant amount of cash, which depends on many factors beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us in amounts sufficient to enable us to fund our liquidity needs with respect to our indebtedness. In addition, if we consummate significant acquisitions in the future, our cash requirements may increase significantly. We cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital.”

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                PROPERTIES.

The following describes our principal real estate properties:

The Mountaineer Racetrack & Gaming Resort.   We own approximately 2,350 acres of land in Chester, Hancock County, West Virginia, of which the resort occupies approximately 215 acres and the Woodview Golf Course occupies approximately 170 acres. The property also includes a one-mile all weather, lighted thoroughbred racetrack and an enclosed grandstand, clubhouse and related facilities for the horses, jockeys and trainers. There are approximately 1,885 acres available for future development.

Presque Isle Downs & Casino.   The clubhouse and thoroughbred racetrack is located on a 272-acre site that we own in Summit Township, Erie County, Pennsylvania. Of this site, approximately 58 acres is dedicated to the public as open space. The property will include barns and related facilities for the horses, jockeys and trainers. In addition, we own two other parcels of land; a 213-acre site in McKean Township, Pennsylvania, and a 25-acre (originally 229 acres) site in Erie, Pennsylvania, both of which were available as alternative development sites for Presque Isle Downs.

Binion’s Gambling Hall & Hotel.   The Binion’s property sits on approximately 5.3 acres on Fremont Street in downtown Las Vegas, Nevada, and consists of a 25-story tower, which includes hotel, casino space and other amenities. We own 131,961 square feet of the property in fee and lease the remaining 100,000 square feet pursuant to various ground leases, which expire on various dates through 2074.

Ramada Inn and Speedway Casino.   The Speedway property sits on approximately 5.5 acres of owned real property in North Las Vegas, Nevada, and consists of one two-story building and one three-story building, which include hotels rooms, casino and outdoor swimming pool.

Scioto Downs.   Scioto Downs owns approximately 173 acres of land in Columbus, Ohio that serves as the site for the harness racetrack. In addition to the racetrack, there is parking, grandstand, clubhouse and dining facilities, as well as barns and stables. Scioto Downs also holds an option to acquire for approximately $1 million a 35-acre parcel of primarily undeveloped land that is adjacent to the 173-acre site.

Jackson Harness Raceway.   Jackson Harness Raceway operates on property leased from Jackson County, Michigan on the Jackson County Fairgrounds. Such lease expires on December 31, 2012.

North Metro Harness.   North Metro owns 178.4 acres in Columbus Township, Anoka County, Minnesota, approximately 30 miles northeast of Minneapolis, upon which it will construct a harness racetrack and card room. It owns a separate 24-acre parcel (for wetlands mitigation) that is not material to its planned operations and a one-half acre site that houses a fifteen room inn.

Substantially all of our assets are pledged to secure the debt evidenced by the Fifth Amended and Restated Credit Agreement entered as of September 22, 2006, by and among us, our operating subsidiaries and Wells Fargo Bank, N.A. See Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Sources of Capital.

ITEM 3.                LEGAL PROCEEDINGS.

Citizens Against Gambling Subsidies and Paul F. Curry v. Pennsylvania Gaming Control Board, Respondent, and Presque Isle Downs, Inc., Intervenor, Case No. 90-WM-2006 (Pennsylvania Supreme Court, filed December 7, 2006).   On December 11, 2006, Citizens Against Gambling Subsidies, purportedly a newly-formed, Pennsylvania not-for-profit corporation, filed a petition challenging the Pennsylvania Gaming Control Board’s (“PGCB) November 7, 2006 Order approving the issuance of a Category 1 Slot Machine Operator’s license to Presque Isle Downs. Presque Isle Downs intervened in the action and sought summary disposition as well as expedited consideration. The PGCB joined in Presque Isle Downs’ motions. By order dated February 7, 2007, the Court granted the joint motions to expedite and for summary relief, quashed the petition, and relinquished jurisdiction. On February 23, 2007, the Court issued its unanimous opinion setting forth the reasons for its decision. On March 9, 2007, the petitioners filed an Application for Reargument.

HHLV Management Co. v. Speakeasy Gaming of Fremont, Inc. and MTR Gaming Group, Inc., Civil Action No. A520379, District Court of Clark County, Nevada.   On May 5, 2006, HHLV Management Company, LLC, an affiliate of Harrah’s Entertainment, Inc., served a complaint for breach of contract against Speakeasy Gaming of Fremont, Inc. (and MTR Gaming Group, Inc. as guarantor of the obligations of Speakeasy Gaming of Fremont, Inc.). The complaint alleges that HHLV is entitled to an additional $5 million of purchase price pursuant to the Purchase Agreement by which Speakeasy Gaming of Fremont acquired Binion’s Gambling Hall and Hotel. The Company and Speakeasy Gaming of Fremont, Inc. answered the complaint, generally denying liability and filed counterclaims for breach of contract, breach of duty of good faith and fair dealing, and fraudulent or intentional misrepresentations. By order filed on October 2, 2006, the court dismissed those of the Company’s counterclaims that were based on fraud and bad faith, but preserved the counterclaim based on breach of contract.

Gary Birzer and Amy Birzer v. MTR Gaming Group, Inc. and Mountaineer Park, Inc, et. al, Civil Action No. 06-C-2-W, Circuit Court of Hancock County, West Virginia.   On January 17, 2006, Gary Birzer, a jockey who was injured during a race at Mountaineer in July 2004, filed a first amended complaint in which he alleges that Mountaineer was negligent in its design, construction and maintenance of the racetrack as well as in its administration of races. Mr. Birzer seeks medical expenses to date of $550,000, future medical expenses, unspecified lost wages and other damages resulting from his injuries. Mr. Birzer seeks in excess of $10 million in damages. Mr. Birzer’s wife seeks $2 million for loss of consortium. Mountaineer has answered the complaint, denying any negligence or wrongdoing and further alleging that Mr. Birzer’s injuries, to the extent the result of negligence, resulted from Mr. Birzer’s own negligence or the negligence of others. Though the complaint is unclear as to the basis for liability against the Company, it appears that the Company was named a defendant because it is Mountaineer’s parent company and allegedly conspired with the other defendants to cause Mr. Birzer’s injuries. We believe, but cannot assure, that we have sufficient liability insurance coverage for these claims.

We are also party to various lawsuits, which have arisen in the normal course of our business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on our financial condition or results of operations.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is quoted on the NASDAQ National Market under the symbol “MNTG”. On March 30, 2007, the NASDAQ Official Closing Price for our common stock was $13.08. As of March 30, 2007, there were of record 868 holders of our common stock.

We are prohibited from paying any dividends without our lenders’ consent. We historically have not paid cash dividends and do not intend to pay such dividends in the foreseeable future.

The following table sets forth the range of high and low bid price quotations for our common stock for the two fiscal years ended December 31, 2005 and 2006, and for the period of January 1, 2007 through March 30, 2007. These quotes are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Stock Price
	High	Low
Year Ended December 31, 2005:
First Quarter	12.56	10.42
Second Quarter	13.07	10.03
Third Quarter	12.09	7.63
Fourth Quarter	10.50	6.39
Year Ended December 31, 2006:
First Quarter	10.41	9.75
Second Quarter	10.42	9.10
Third Quarter .	9.50	7.36
Fourth Quarter	12.49	9.24
Year Ending December 31, 2007
First Quarter (January 1, 2007 through March 30, 2007)	13.95	11.08

ITEM 6.                SELECTED FINANCIAL DATA.

The selected historical financial data presented below as of and for each of the five years ended December 31, 2006, have been derived from our audited consolidated financial statements of the Company, certain of which are included elsewhere in this report, and should be read in conjunction with those consolidated financial statements and the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also included elsewhere herein.

(dollars in thousands, except per share amounts)

	Fiscal Years Ended December 31,
	2006(6)	2005(4)(5)	2004(4)	2003(3)	2002
STATEMENT OF OPERATIONS DATA:
Total revenues	$382,610	$358,367	$315,222	$293,606	$266,296
Net revenues(1)	372,834	349,984	309,939	287,879	260,167
Operating income	24,824	27,357	37,900	36,999	32,636
Income before cumulative effect of accounting change	4,251	7,734	14,455	15,140	17,918
Income before minority interest(2)	4,251	7,734	14,455	15,140	17,918
Net income	4,446	7,769	14,455	15,140	17,918
Net income per share:
Basic	0.16	0.27	0.51	0.54	0.66
Assuming dilution	0.16	0.27	0.50	0.53	0.62
BALANCE SHEET DATA:
Working capital (deficit)	(5,980)	6,502	17,911	24,037	10,648
Current assets	54,401	42,406	35,539	46,500	29,810
Current liabilities	60,381	35,904	17,628	22,463	19,162
Total assets	479,207	334,677	296,176	278,285	219,704
Long-term obligations (net of current portion)	271,969	152,966	133,137	135,094	103,374
Total liabilities	350,843	210,757	172,922	172,644	129,215
Total stockholders’ equity	122,984	120,976	123,254	105,641	90,489

(1)          Net revenues represent total revenues less promotional allowances.

(2)          Minority interest represents the third-party, 10% non-controlling interest in Jackson Trotting Association, LLC and the third-party, 50% non-controlling interest in North Metro Harness Initiative, LLC.

(3)          On July 31, 2003, we acquired Scioto Downs, Inc. Scioto Downs’ operating results have been included in our consolidated results from the date of acquisition.

(4)          On March 11, 2004, we acquired Binion’s Gambling Hall and Hotel and received guaranteed payments under a joint operating agreement with Harrah’s Entertainment, Inc. until taking over operation of the property on March 10, 2005.

(5)          In October 2005 we began consolidating the financial statements of North Metro Harness in accordance with FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46) and subsequent revision FIN 46R.

(6)          Effective January 1, 2006, we adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The effect of adopting this new accounting principle amounted to a charge of $102,000 net of tax.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis, including the critical accounting policies contained herein, should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.

Overview

We own and operate The Mountaineer Racetrack & Gaming Resort in Chester, West Virginia; Presque Isle Downs & Casino in Erie, Pennsylvania; Binion’s Gambling Hall & Hotel in Las Vegas, Nevada; the Ramada Inn and Speedway Casino in North Las Vegas, Nevada; and Scioto Downs in Columbus, Ohio. We also own a 90% interest in Jackson Trotting Association, LLC, which operates Jackson Harness Raceway in Jackson, Michigan; and a 50% interest in North Metro Harness Initiative, LLC, which will construct a harness racetrack and card room in Anoka County, Minnesota.

Through our wholly-owned subsidiary, Presque Isle Downs, Inc., we opened the clubhouse of Presque Isle Downs & Casino on February 28, 2007. Presque Isle Downs currently consists of a 140,000 square foot clubhouse with 2,000 slot machines, fine and casual dining restaurants, bars, and approximately 3,225 parking spaces. We intend to commence live thoroughbred horse racing at Presque Isle Downs in September 2007. The Pennsylvania Racing Commission has approved our request for 25 racing dates in 2007. We expect that Presque Isle Downs will generate significant revenues and profits and substantially diversify our operations.

On February 9, 2007, Speakeasy Gaming of Las Vegas, Inc., our wholly-owned subsidiary, and Mandekic Companies, LLC entered into a Purchase and Sale Agreement providing for the sale of the Ramada Inn and Speedway Casino for $18,175,000 in cash. The transaction is subject to customary conditions, including the approval of the Nevada Gaming Commission and the City of North Las Vegas. Due diligence has been completed by the buyer and the closing is expected to take place within thirty days after the receipt of all regulatory approvals, which the buyer must obtain within one year (but which the buyer may extend for up to six months).

We purchased the assets of Binion’s, which was formerly known as Binion’s Horseshoe Hotel and Casino, on March 11, 2004 and entered into a Joint Operating License Agreement with an affiliate of Harrah’s Entertainment, Inc. (“Harrah’s”) pursuant to which Harrah’s served as the primary day-to-day operator of the property. On March 10, 2005, we took over the operations of Binion’s and renamed it Binion’s Gambling Hall & Hotel. Prior to March 10, 2005, our principal operating revenues from the property had been in the form of guaranteed payments of approximately $0.2 million per month, net of all operating expenses.

The following table sets forth a reconciliation of net income (loss), a GAAP financial measure, to EBITDA, a non-GAAP measure, for the years ended December 31.

	2006	2005
	(in thousands)
MTR Gaming Group (Consolidated):
Net income	$4,446	$7,769
Interest expense, net of interest income and minority interest	15,491	13,596
Provision for income taxes, net of minority interest	5,176	5,831
Depreciation, net of minority interest	23,226	22,686
Equity in loss of unconsolidated joint venture	—	204
Loss (gain) on disposal of property	213	(92)
EBITDA	$48,552	$49,994
Mountaineer:
Net income	$25,917	$22,037
Interest expense, net of interest income	8,519	8,688
Provision for income taxes	14,296	12,178
Depreciation	18,958	18,866
(Gain) loss on disposal of property	(23)	26
EBITDA	$67,667	$61,795
Binion’s Gambling Hall:
Net loss	$(3,508)	$(702)
Interest income, net of interest expense	(11)	—
Benefit for income taxes	(1,852)	(364)
Depreciation	2,242	1,667
Gain on disposal of property	(32)	(21)
EBITDA	$(3,161)	$580
Las Vegas Speedway:
Net income	$772	$49
Interest expense	408	408
Provision for income taxes	419	28
Depreciation	864	1,011
EBITDA	$2,463	$1,496
Scioto Downs:
Net loss	$(4,417)	$(1,547)
Interest expense, net of interest income	139	160
Benefit for income taxes	(694)	(803)
Depreciation	847	855
EBITDA	$(4,125)	$(1,335)
Presque Isle Downs:
Net loss	$(1,678)	$—
Benefit for income taxes	(736)	—
Depreciation	4	—
EBITDA	$(2,410)	$—
Jackson Racing:
Net loss	$(226)	$(85)
Interest expense, net of interest income and minority interest	—	2
Benefit for income taxes, net of minority interest	(121)	(44)
Depreciation, net of minority interest	19	—
EBITDA	$(328)	$(127)

North Metro:
Net loss	$(176)	$(34)
Interest income, net of interest expense and minority interest	(8)	—
Benefit for income taxes, net of minority interest	(79)	(7)
EBITDA	$(263)	$(41)
Corporate:
Net loss	$(12,238)	$(11,949)
Interest expense, net of interest income	6,444	4,338
Benefit for income taxes	(6,057)	(5,157)
Depreciation	292	287
Equity in loss of unconsolidated joint venture	—	204
Loss (gain) on disposal of property	268	(97)
EBITDA	$(11,291)	$(12,374)

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

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following tables set forth information concerning our results of operations by property for the year ended December 31.

	2006	2005
	(in thousands)
Net revenues:
Mountaineer	$292,313	$284,187
Binion’s Gambling Hall(1)	59,800	48,973
Las Vegas Speedway	12,010	10,830
Scioto Downs	5,455	5,812
Presque Isle Downs	—	—
Jackson Racing	3,244	170
North Metro	—	—
Corporate	12	12
Consolidated net revenues	$372,834	$349,984

	2006	2005
	(in thousands)
Operating income (loss):
Mountaineer	$48,732	$42,903
Binion’s Gambling Hall(1)	(5,370)	(1,065)
Las Vegas Speedway	1,599	484
Scioto Downs	(4,972)	(2,190)
Presque Isle Downs	(2,414)	—
Jackson Racing	(385)	(130)
North Metro	(515)	(81)
Corporate	(11,851)	(12,564)
Consolidated operating income	$24,824	$27,357

(1)          We acquired Binion’s on March 11, 2004 and received guaranteed payments under a joint operating agreement with Harrah’s until taking over operation of the property on March 10, 2005. Accordingly, operating results are not comparable.

Although we experienced an increase in revenues, operating margins did not increase correspondingly. This can be attributed to the decline in margins at Binion’s, pre-opening and development expenses for Presque Isle Downs and payments to support a slot referendum in Ohio for Scioto Downs. Looking forward, we opened the clubhouse for gaming at Presque Isle Downs on February 28, 2007, which we expect will diversify and enhance our results of operations. Additionally, we expect to further enhance our market penetration and revenue growth as a result of the recently-passed table gaming law in West Virginia.

Mountaineer’s Operating Results:

During the year ended December 31, 2006, net revenues increased by $8.1 million, or 2.9%, primarily due to a $7.2 million increase in gaming revenues. Parimutuel commissions increased by $0.5 million and food, beverage and lodging revenues increased by $0.9 million, while revenue from other sources decreased by $0.3 million. Promotional allowances increased by $0.2 million. Mountaineer’s operating margin increased to 16.7% in 2006 from 15.1% in 2005, an increase of 10.6%.

Operating margins at Mountaineer were impacted due to:

•       an increase in gross profit from gaming operations (as discussed below); and

•       reduced costs associated with employee health care benefits of approximately $2.0 million during 2006 resulting from switching our health care plan from a self-insured plan to a fully-insured indemnity plan, offset by an increase in advertising and promotions costs in the amount of $0.7 million.

A discussion of Mountaineer’s key operations is as follows.

Gaming Operations.   Revenues from gaming operations increased by $7.2 million, or 2.8%, to $259.1 million during 2006 compared to 2005. Gross profit from gaming operations increased by $5.0 million, or 5.2%, during 2006 compared to 2005. Management attributes the increase in revenue from gaming operations to our ongoing targeted marketing campaigns and the introduction of new game themes and enhanced slot products to further differentiate Mountaineer’s slot product when compared to the competition. In July 2006, the West Virginia Lottery began participating in a multi-state progressive “Ca$hola” game, which provides jackpots in excess of $1 million. We currently have 25 slots dedicated to this new game and we believe growth of this game will further differentiate Mountaineer’s slot product from limited video lottery terminals in local bars and clubs, which, as a practical matter, will not be able to participate because of the limitation on the number of machines they operate.

During the year ended December 31, 2006, Mountaineer’s average daily net win per machine increased by 3.3% to $221 compared to $214 during 2005. A summary of video lottery gross wagers, less winning patron payouts at Mountaineer for the years ended December 31 were as follows.

	2006	2005
	(in thousands)
Total gross wagers	$2,876,960	$2,819,070
Less winning patron payouts	(2,617,863)	(2,567,135)
Gaming revenues	$259,097	$251,935

On March 8, 2007, the West Virginia legislature passed a bill, which the Governor signed on March 21, 2007, that provides for local referenda by which each of the four West Virginia counties having racetracks may authorize table gaming at that county’s racetrack. Therefore, the law is subject to county referendum and its implementation may be subject to successful resolution of expected legal challenges to the constitutionality of the law. Management believes that table gaming at Mountaineer could increase its market penetration, which may contribute to Mountaineer’s gaming revenue growth and further development as a destination resort. Mountaineer plans to add approximately 50 table games and 40 poker tables.

However, the commencement of gaming operations in Pennsylvania may have a negative impact on Mountaineer’s growth, depending on the location of the gaming facilities and the timing of their openings. The net effect of the implementation of table games at Mountaineer and new competition upon commencement of slot operations in Pennsylvania is not known. In addition, the continued volatility of fuel costs and general economic conditions could impact Mountaineer’s revenue growth.

Effective in July 2005, West Virginia legislation increased the portion of the racetracks’ net win that is contributed into the Employee Pension Fund from ½% to 1%, which is applied to the net win until the racetrack reaches its Excess Net Terminal Income threshold. For Mountaineer, the threshold is fixed at approximately $160.0 million.

Overall, the increase of revenues from gaming operations during 2006 resulted in a $4.1 million increase in gaming taxes and assessments, which was offset by decreases in gaming salaries and benefits (as discussed above) and operating supplies of $1.7 million in the aggregate, due in part to increased efficiencies resulting from our implementation of ticket-in ticket-out technology to slot terminals and our ongoing efforts in improve operating efficiencies.

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

Parimutuel commissions for Mountaineer, detailing gross handles less patron payouts and deductions, for years ended December 31 were as follows:

	2006	2005
	(in thousands)
Import simulcast racing parimutuel handle	$19,308	$20,416
Live racing parimutuel handle	10,957	11,535
Less patrons’ winning tickets	(23,864)	(25,173)
	6,401	6,778
Revenues—export simulcast	11,838	10,361
	18,239	17,139
Less:
State and county parimutuel tax	(469)	(457)
Purses and Horsemen’s Association	(8,073)	(7,555)
Revenues—parimutuel commissions	$9,697	$9,127

The increase in export simulcast revenue was primarily attributable to 14 more racing days during 2006 compared to the same period of 2005 as a result of mild winter weather in 2006. However, this increase was partially offset by a decrease in live and import simulcast racing handle due to decreased attendance resulting from the ability of patrons to place parimutuel wagers via telephone and the Internet, despite the increase in the number of racing days.

Effective in July 2005, West Virginia legislation established a requirement that the racetracks reallocate 7% of the previous 15.5% (i.e. nearly half) of the net win from gaming operations that is contributed into the Horsemen’s Purse Fund into a Workers Compensation Debt Reduction Fund until the aggregate allocations of all racetracks reach $11.0 million annually. In the event a racetrack reaches its excess net terminal income before the $11.0 million is reached annually, the reallocation becomes 4% of the then applicable 9.5% contributed into the Horsemen’s Purse Fund. In addition, this legislation requires that racetracks reallocate 1.5% of the net win contributed into the Horsemen’s Purse Fund into Thoroughbred and Greyhound Breeding Development Funds using specified criteria. Unlike the 1/2% increase in the amount of net win from slot operations that must be contributed into the Employee Pension Fund, this change in the law does not represent an increase in the effective tax rate, but rather a reallocation of the amounts that were already required to be paid. A reduction in purses for live racing could have an impact on Mountaineer’s ability to attract high quality racehorses and the wagering public’s interest in live racing.

Live racing and import simulcast may continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or growth in the utilization of telephone and/or Internet wagering).

Food, beverage and lodging operations.   Revenues from food, beverage and lodging operations increased by $0.9 million during 2006 compared to 2005, and gross profit from these operations increased by $0.6 million, or 9.6%. The increase in revenues resulted from an increase in patron traffic and the increase in gross profit resulted primarily from decreases in employee benefits (as discussed above) and our ongoing efforts in improve operating efficiencies.

The average daily room rate for the Grande Hotel decreased to $71.22 during 2006 from $83.34 during 2005, but the average occupancy rate increased to 73.3% from 67.5% during the same periods, respectively. The average occupancy and daily room rates reflect marketing campaigns to increase occupancy with discounted rates, which was associated with our ongoing campaign to increase gaming revenue.

Other operations:   Other operating revenues for 2006 were primarily derived from special events at The Harv and Convention Center; from the operations of the Spa, Fitness Center, retail outlets and golf course; from the sale of programs, admission fees, and lottery tickets; and from check cashing and ATM services. Mountaineer earned other revenues of $6.8 million for 2006 and $7.1 million for 2005.

Binion’s Operating Results:

Prior to March 10, 2005, revenues earned from Binion’s consisted of guaranteed payments received under a joint operating agreement with Harrah’s, which began with our acquisition of the property on March 11, 2004. On March 10, 2005, we took over the property’s operations and these guaranteed payments ended.

During the year ended December 31, 2006, revenues earned from Binion’s consisted of $43.3 million from gaming operations, $19.4 million from food, beverage and lodging operations and $1.7 million from other sources, offset by promotional allowances of $4.6 million. During this same period, Binion’s experienced an operating loss of $5.4 million, which corresponded primarily to the shortfall in revenues, and included general and administrative expenses of $18.6 million (including ground lease payments of $6.7 million), marketing and promotions expense of $3.0 million and depreciation of $2.2 million. During 2005, which included two months during which we received $0.4 million of guaranteed payments regardless of the property’s operating results, the operating loss was $1.1 million.

Binion’s continues to make improvements to the facility’s appearance and gaming products in an effort to grow market share within the Downtown Las Vegas gaming and entertainment market. Additionally, marketing programs are being reevaluated. However, there is no guarantee that these efforts will enhance revenue growth and/or improve operating performance.

Las Vegas Speedway’s Operating Results:

Las Vegas Speedway’s revenue growth of 10.9% during 2006 resulted primarily from gaming operations and food and beverage. During the same period, the operating margin increased to 13.3% from 4.5% from the same period a year ago. The increase in operating margin was due in part to revenue growth and by increased operational efficiencies.

On February 9, 2007, Speakeasy Gaming of Las Vegas, Inc., our wholly-owned subsidiary, and Mandekic Companies, LLC entered into a Purchase and Sale Agreement providing for the sale of the Ramada Inn and Speedway Casino for $18,175,000 in cash. The transaction is subject to customary conditions, including the approval of the Nevada Gaming Commission and the City of North Las Vegas.

Scioto Downs’ Operating Results:

The operating results for Scioto Downs include simulcasting, which is operated year-round, and live harness racing, which is conducted from early May through mid-September, as well as food and beverage operations. While the property’s net revenues decreased slightly during 2006 compared to 2005, Scioto’s operating losses increased significantly due to payments in the aggregate amount of $3.1 million to support a slot referendum in Ohio to permit the operation of slot machines at the state’s racetracks. During 2006, Scioto Downs’ live racing dates decreased from 93 to 80 days.

Scioto Downs has been incorporated into certain Mountaineer simulcasting arrangements. We have entered into an agreement to offer national advanced deposit wagering (telephone) which we expect to commence in April 2007. Additionally, we continue to investigate other ways to increase revenues for the property, including other forms of gaming, despite the defeat of a November 2006 slot referendum, and internet wagering on races.

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

During 2006, we earned $3.2 million of revenues and experienced an operating loss of $0.4 million including minority interest.

North Metro Operating Results:

On October 22, 2005, we began consolidating the operating results of North Metro Harness, of which our wholly-owned subsidiary, MTR-Harness, owns 50% in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) and subsequent revision FIN 46R. The operations of MTR-Harness and North Metro Harness are consolidated as part of our operating results, net of the 50% minority interest.

During 2006, we experienced an operating loss of $0.5 million including minority interest. Prior to October 22, 2005, the operating results of North Metro Harness were accounted for on the equity method. During the period from January, 1, 2005 through October 21, 2005, we recorded $204,000 of equity in loss of an unconsolidated joint venture.

Corporate and Pre-Opening Costs:

During the year ended December 31, 2006, corporate and pre-opening costs increased by $1.3 million, or 10.6%, to $13.7 million compared to 2005. The increase in expenses was primarily due to:

•       an increase in costs of $1.4 million related to the development and pre-opening activities of Presque Isle Downs; and

•       additional costs of $0.5 million incurred for legal, financial advisory and board of directors fees in connection with a Special Committee of the Board of Directors’, previously established to consider a management buyout proposal and other strategic development costs, offset by

•       decreased costs of $0.5 million related to executive salaries and bonus.

Loss on Disposal of Property:

During 2006, we incurred a loss of $268,000 in connection with expiration of land options and other costs related to our proposed stand-alone casino in Pittsburgh.

Interest:

The increase in interest expense of $3.6 million in 2006 compared to 2005 is attributable to the incremental interest expense of $1.0 million associated with $38.5 million of borrowings under our the Fourth Amended and Restated Credit Agreement, as well as additional interest expense of $6.8 million associated with the private sale of $125 million of 9% senior subordinated notes in May 2006. This increase was offset by the capitalization of interest related to the construction of Presque Isle Downs, which was $6.0 million in 2006 compared to $1.3 million in 2005. Additionally, we incurred $0.7 million of incremental amortization of deferred finanancing fees associated with our senior subordinated notes and the amendment to our credit facility.

The increase in interest income during 2006 resulted from interest earned on unexpended proceeds from the 9% senior subordinated notes.

Provision for Income Taxes:

The provision for income taxes in 2006 was computed based on an effective tax rate of 54.5% as compared to 42.9% in 2005. The increase in the effective tax rate resulted primarily from the payments of nondeductible expenses in the amount of $3.1 million related to our support of a slot referendum in Ohio. It is anticipated that the effective tax rate will decline absent other significant non-deductible payments in the future.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following tables set forth information concerning our results of operations by property for the year ended December 31.

	2005	2004
	(in thousands)
Net revenues:
Mountaineer	$284,187	$291,515
Binion’s Gambling Hall(1)	48,973	2,140
Las Vegas Speedway	10,830	9,860
Scioto Downs	5,812	6,412
Jackson Racing	170	—
North Metro	—	—
Corporate	12	12
Consolidated net revenues	$349,984	$309,939

	2005	2004
	(in thousands)
Operating income (loss):
Mountaineer	$42,903	$49,289
Binion’s Gambling Hall(1)	(1,065)	1,436
Las Vegas Speedway	484	(355)
Scioto Downs	(2,190)	(2,241)
Jackson Racing	(130)	(550)
North Metro	(81)	—
Corporate	(12,564)	(9,679)
Consolidated operating income	$27,357	$37,900

(1)          We acquired Binion’s on March 11, 2004 and received guaranteed payments under a joint operating agreement with Harrah’s until taking over operation of the property on March 10, 2005. Accordingly, operating results are not comparable.

Mountaineer’s Operating Results:

During the year ended December 31, 2005, net revenues decreased by $7.3 million, or 2.5%, primarily due to a $6.8 million decline in gaming revenues. Parimutuel commissions decreased by $0.4 million, food, beverage and lodging revenues remained consistent and revenue from other sources decreased by $0.5 million. Promotional allowances decreased by $0.4 million. Mountaineer’s operating margin decreased to 15.1% in 2005 from 16.9% in 2004, a decrease of 10.7%.

Operating margins at Mountaineer were impacted due to:

•       an increase in costs associated with our self-insured employee health care plan of approximately $1.4 million during 2005;

•       reduced salaries and benefit costs of $1.1 million during 2005 related to corporate functions that were transferred from Mountaineer to corporate, offset by the net effect of changes in other expense components, such as advertising and repairs and maintenance costs;

•       an increase in depreciation expenses of $2.4 million related to increases in capital purchases and the acceleration of depreciation expense during 2005 resulting from the reduction of the useful lives of certain coin-drop machines; and

•       a decrease in the gross profit from gaming operations (as discussed below).

We entered into a fully-insured indemnity health care plan effective January 1, 2006.

A discussion of Mountaineer’s key operations is as follows.

Gaming Operations.   Revenues from gaming operations decreased by $6.8 million, or 2.6%, to $251.9 million during 2005 compared to 2004. Gross profit from gaming operations decreased by $4.5 million, or 4.3%, during 2005 compared to 2004. Management attributes the decline in revenue from gaming operations during 2005 to the following factors: (1) competition from limited video lottery terminals (“LVL’s) in local bars and clubs; (2) increased fuel costs and general economic conditions; and (3) one fewer day in 2005 compared to 2004. For example, the West Virginia Lottery Commission reported that for its fiscal year ended June 30, 2005, LVL’s in Hancock and Brooke counties (Mountaineer’s market area) experienced net revenue growth of 52% to $36.7 million with actual video lottery terminals at these bars and clubs increasing by 24% to 930 machines.

During the year ended December 31, 2005, Mountaineer’s average daily net win per machine decreased by 2.7% to $214 compared to $220 during 2004. A summary of video lottery gross wagers, less winning patron payouts at Mountaineer for the years ended December 31 were as follows.

	2005	2004
	(in thousands)
Total gross wagers	$2,819,070	$2,910,102
Less winning patron payouts	(2,567,135)	(2,651,375)
Gaming revenues	$251,935	$258,727

Effective in July 2005, West Virginia legislation increased the portion of the racetracks’ net win that is contributed into the Employee Pension Fund from ½% to 1%. This ½% increase is applied to the racetracks’ net win until the racetrack reaches its Excess Net Terminal Income threshold. For Mountaineer, the threshold is fixed at approximately $160.0 million. During 2005, this change increased Mountaineer’s cost of gaming by approximately $0.6 million.

Additionally, during 2004, statutory taxes and assessments included in cost of gaming were reduced by $0.8 million to reflect an adjustment by the West Virginia Lottery Commission to prior period prizes paid, the majority of which we recorded in prior periods without the benefit of the reduction in statutory taxes and assessments.

Parimutuel Commissions.   Parimutuel commissions for Mountaineer, detailing gross handles less patron payouts and deductions, for years ended December 31 were as follows:

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

Effective in July 2005, West Virginia legislation established a requirement that the racetracks reallocate 7% of the previous 15.5% (nearly-half) of the net win from gaming operations that is contributed into the Horsemen’s Purse Fund into a Workers Compensation Debt Reduction Fund until the aggregate allocations of all racetracks reach $11.0 million annually. In the event a racetrack reaches its excess net terminal income before the $11.0 million is reached annually, the reallocation becomes 4% of the then applicable 9.5% contributed into the Horsemen’s Purse Fund. In addition, this legislation requires that racetracks reallocate 1.5% of the net win contributed into the Horsemen’s Purse Fund into Thoroughbred and Greyhound Breeding Development Funds using specified criteria. Unlike the 1/2% increase in the amount of net win from slot operations that must be contributed into the Employee Pension Fund, this change in the law does not represent an increase in the effective tax rate, but rather a reallocation of the amounts that were already required to be paid.

Food, beverage and lodging operations.   Revenues from food, beverage and lodging operations remained consistent at $20.3 million during the year ended December 31, 2005 as compared to 2004. The average daily room rate for the Grande Hotel increased to $83.34 during 2005 from $77.64 during 2004, but the average occupancy rate decreased to 67.5% from 70.2% during 2005 and 2004, respectively. Gross profit from food, beverage and lodging operations decreased slightly during 2005 compared to 2004.

Other operations:   Mountaineer had other revenues of $7.1 million for 2005 and $7.5 million for 2004. The decrease was primarily due to decreased revenues from entertainment and the Convention Center.

Binion’s Operating Results:

Prior to March 10, 2005, revenues earned from Binion’s consisted of guaranteed payments received under a joint operating agreement with Harrah’s, which began with our acquisition of the property on March 11, 2004. On March 10, 2005, we took over the property’s operations and these guaranteed payments ended.

During the year ended December 31, 2005, revenues earned from Binion’s consisted of $35.9 million from gaming operations, $14.3 million from food, beverage and lodging operations and $2.3 million from other sources, offset by promotional allowances of $3.5 million. During 2005, Binion’s experienced an operating loss of $1.1 million, which included general and administrative expenses of $14.2 million (including ground lease payments of $5.1 million) and incremental depreciation and amortization of $0.9 million. The operating loss for the year corresponds primarily to a shortfall in revenues, in part due to a general decline in Downtown Las Vegas traffic during the third quarter.

Las Vegas Speedway’s Operating Results:

Las Vegas Speedway’s revenue increased by 9.8% during the year ended December 31, 2005, resulting primarily from gaming operations and lodging. The operating margin was 4.5% during 2005 compared to an operating loss during 2004. The increase in operating margin was due in part to revenue growth and by increased operational efficiencies.

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

North Metro Operating Results:

On October 22, 2005, we began consolidating the operating results of North Metro Harness, of which our wholly-owned subsidiary, MTR-Harness, owns 50% in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) and subsequent revision FIN 46R. The operations of MTR-Harness and North Metro Harness are consolidated as part of our operating results, net of the 50% minority interest.

During the period from October 22, 2005 through December 31, 2005, we experienced an operating loss of $81,000 including minority interest. Prior to October 22, 2005, the operating results of North Metro Harness were accounted for on the equity method. During the period from January, 1, 2005 through October 21, 2005, we recorded $204,000 of equity in loss of an unconsolidated joint venture.

Corporate Costs:

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

•       additional costs incurred, primarily for legal and financial advisory fees in connection with the Company’s consideration of a management buyout proposal, in the amount of $0.3 million; and

•       additional salaries and benefit costs of $1.9 million for corporate functions that were transferred from Mountaineer.

(Gain) Loss on Disposal of Property:

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

Interest:

During the year ended December 31, 2005, interest expense decreased by $1.4 million to $13.9 million compared to 2004. This decrease in interest expense is primarily attributable to the capitalization of interest related to the construction of Presque Isle Downs, as well as the reduction of capital lease obligations and the repayment of a note payable. Interest capitalized during 2005 amounted to $1.3 million.

Provision for Income Taxes:

The provision for income taxes in 2005 was computed based on an effective tax rate of 42.9% as compared to 36.5% in 2004. During 2005, we recorded an additional $0.5 million relating in part to an adjustment of deferred tax liabilities.

Cash Flows

Our operating activities produced $42.1 million in cash flow during the year ended December 31, 2006, compared to $39.5 million during 2005. Current year non-cash expenses included $25.7 million of depreciation and amortization and $1.6 million of deferred compensation.

Net cash used in investing activities was $162.5 million during 2006 compared to $45.7 million during 2005. In 2006, we spent $144.7 million on property and equipment and other capital projects (including the construction of Presque Isle Downs) compared to $39.9 million in 2005.

Net cash provided by financing activities was $119.2 million during 2006 compared to $6.4 million during 2005. On May 25, 2006, we consummated the private sale of $125 million of 9% senior subordinated notes, of which $38.5 million was used to repay all outstanding borrowings under our credit facility. In addition, we paid $5.5 million of financing fees during the year, and had borrowings of $18.5 million from our credit facility prior to its repayment and $19.7 million from promissory notes related to Presque Isle Downs. During 2005, we repurchased and canceled (and returned to authorized but unissued status) 1,281,200 shares of our common stock in market transactions pursuant to SEC Rule 10b-18 for $11.0 million. Additionally, we borrowed $20.0 million pursuant to our previous credit facility, offset by principal payments on long-term and capital lease obligations in the amount of $2.2 million during 2005.

Liquidity and Sources of Capital

We had a working capital deficit of $6.0 million as of December 31, 2006, and our unrestricted cash balance amounted to $21.4 million.  The working capital deficit is attributable to the increases in construction project liabilities and current portion of long-term debt, both of which relate to Presque Isle Downs that commenced operations on February 28, 2007. The operations of Presque Isle Downs will provide additional funds that will be utilized along with the short-term investments, availability under the credit facility and additional financing that we are seeking to obtain, as discussed below, to satisfy current and future construction project liabilities and our other capital requirements. The current portion of long-term debt includes Presque Isle Downs’ equipment financing that was entered into during December 2006, and that will be repaid through the operations of Presque Isle Downs. At December 31, 2006, the balances in bank accounts owned by Mountaineer’s horsemen, but to which we contribute funds for racing purses, exceeded our purse payment obligations by $2.8 million. This amount is available for payment of future purse obligations at our discretion and in accordance with the terms of its agreement with the HBPA. We also earn the interest on balances in these accounts.

On May 25, 2006, we consummated the private sale of $125 million of 9% senior subordinated notes pursuant to SEC Rule 144A. We subsequently exchanged the notes for registered notes on December 27, 2006. The net proceeds after fees and expenses were $123.2 million, of which $38.6 million was used to repay all outstanding borrowings, including accrued interest, under the Fourth Amended and Restated Credit Agreement. The remaining proceeds were available to finance construction of Presque Isle Downs or for general corporate purposes. The remaining net proceeds totaled $12.7 million at December 31, 2006. These funds are invested in government money market funds on a short-term basis, therefore, they have been classified in the accompanying consolidated balance sheet as “short-term investments” as a current asset.

The senior subordinated notes mature in their entirety on June 1, 2012. At any time on or after June 1, 2009, we may redeem all or a portion of the notes at a premium that will decrease over time (104.5% to 100%) as set forth in the agreement, plus accrued and unpaid interest. At any time prior to June 1, 2009, we may redeem up to 35% of the aggregate principal amount of the notes (subject to certain limitations as specified in the agreement) at a redemption price of 109% of the principal amount, plus accrued and unpaid interest, with the net cash proceeds of public offerings of our common stock. However, the Fifth Amended and Restated Credit Agreement restricts our ability to redeem the notes.

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

The credit agreement also provides that in the event estimated costs to complete a development project exceed available funding sources (as defined) for two consecutive monthly periods, no additional borrowings, swingline advances or letters of credit would be advanced or issued until we demonstrate that available funding sources exceeded the estimated costs to complete the project. During this period, the interest rate would be increased by 2% per annum.

The Fifth Amended and Restated Credit Agreement bears interest based, at our option, on either the agent bank’s base rate or LIBOR, in each case plus a margin that is based on our leverage ratio at the time, which will range from 100 to 212.5 basis points for the base rate loans and 175 to 287.5 basis points for the LIBOR loans. The Fifth Amended and Restated Credit Agreement also modified certain covenants that were included in the Fourth Amended and Restated Credit Agreement to reflect among other things, the issuance of the senior subordinated notes. We must also pay a quarterly non-usage commitment fee which is based upon the leverage ratio.

Obligations under the credit agreement are guaranteed by each of our operating subsidiaries. Borrowings under the credit agreement and the subsidiary guarantees are secured by substantially all of our assets and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees.

The credit agreement contains customary affirmative and negative covenants that include the requirement that we satisfy, on a consolidated basis, specified quarterly financial tests. The credit agreement likewise requires us, prior to October 1, 2009, to refinance our senior unsecured notes with other unsecured indebtedness having a maturity no earlier than 2012. Under the credit agreement, we must spend between a minimum of 1% and a maximum of 6% of gross revenues derived from the previous fiscal year on maintenance of our properties.

As a result of the classification of obligations relating to the purchase of gaming equipment for Presque Isle Downs as long-term debt at December 31, 2006 (as discussed below), we were not in compliance with the leverage ratio under the Fifth Amended and Restated Credit Agreement as of December 31, 2006. We have obtained the necessary waiver of this covenant as of December 31, 2006. However, we did not request a waiver for subsequent periods since the covenants permit us to include annualized operating results for Presque Isle Downs once the property has operated for thirty days in a quarter. Presque Isle Downs commenced operations on February 28, 2007. As a result of the inclusion of the Presque Isle Downs’ annualized operating results in the covenant calculation, it is probable that we will be in compliance with such covenant for 2007.

As of December 31, 2006, there were no amounts outstanding under the credit agreement; however, letters of credit for approximately $51.5 million were outstanding, including the $50 million slot license letter of credit for the benefit of the Commonwealth of Pennsylvania. In 2007, we borrowed $75 million under the credit agreement, which includes $50 million paid to the Commonwealth of Pennsylvania on February 21, 2007 for the Presque Isle Downs slot license fee. Upon payment of this fee, the letter of credit was returned.

Our senior unsecured notes and the senior subordinated notes restrict the amount of additional borrowings, including borrowings under the credit agreement, to $85 million, exclusive of certain amounts separately identified for equipment and other financing, unless the specified debt incurrence tests are satisfied.

In 2007, Presque Isle Downs issued six promissory notes in the aggregate principal amount of $27.2 million. The borrowed funds were used to pay for 2,000 slot machines and a player tracking system at Presque Isle Downs. Under the terms of the notes, we are required to make monthly installments of principal and interest (in varying amounts) through June 2010. The interest rates on the notes range from LIBOR plus 3.25% to 8.08% per annum. Of this amount, $19.7 million represented financing of gaming equipment obligations as of December 31, 2006. Accordingly, since we intended and arranged to finance such amounts on a long-term basis, we reflected such amounts as long-term debt at December 31, 2006.

The following table provides a summary of our debt obligations, capital lease obligations, operating lease payments, deferred compensation arrangements and certain other material purchase obligations as of December 31, 2006. This table excludes other obligations that we may have, such as pension obligations.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Contractual cash obligations:
Long-term debt(1)	$278.5	$6.0	$13.9	$133.0	$125.6
Capital lease obligations(2)	0.2	0.1	0.1	—	—
Operating leases(3)	2.3	0.6	1.0	0.7	—
Land leases(4)	465.2	6.5	13.2	13.7	431.8
Capital expenditures/construction(5)	34.4	34.4	—	—	—
Business combinations	5.0	5.0	—	—	—
Purchase and other contractual obligations	1.5	0.5	0.6	0.4	—
Deferred compensation(6)	9.7	9.7	—	—	—
Minimum purse obligations(7)	100.8	33.6	67.2	—	—
Employment agreements(8)	6.9	3.1	3.8	—	—
Total	$904.5	$99.5	$99.8	$147.8	$557.4

(1)          These amounts, exclusive of the interest component, are included on our Consolidated Balance Sheets. See Note 7 to our Consolidated Financial Statements for additional information about our debt and related matters.

(2)          The present value of these obligations, excluding interest, is included on our Consolidated Balance Sheets.

(3)          Our operating lease obligations are described in Note 8 to our Consolidated Financial Statements.

(4)          In connection with the acquisition of the Binion’s in March 2004, we assumed or entered into ground leases for certain portions of the acreage upon which the property is situated. The leases expire on various dates through 2074, with terms ranging from 24 to 68 years and aggregate current annual rentals of approximately $6.5 million. The rentals are subject to certain periodic increases. Amounts also include rentals for the Jackson Harness Raceway.

(5)          This amount relates principally to the construction of Presque Isle Downs.

(6)          This amount is included on our Consolidated Balance Sheets. See Note 8 to our Consolidated Financial Statements for additional information about deferred compensation arrangements.

(7)          Pursuant to an agreement with the Mountaineer Park Horsemen’s Benevolent and Protective Association, Inc. and/or in accordance with the West Virginia racing statute, Mountaineer is required to conduct racing for a minimum of 210 days and pay daily minimum purses of $125,000 ($160,000 commencing January 1, 2007) for the term of the agreement which expires on December 31, 2009.

(8)          Includes base salaries and guaranteed payments but not incentive amounts that cannot be calculated.

Capital Expenditures

During the year ended December 31, 2006, additions to property and equipment and other capital projects aggregated $144.7 million, which included approximately $128 million related to the development and construction of Presque Isle Downs. The remaining expenditures included approximately $5.0 million for improvements and approximately $6.1 million for additional gaming and other equipment at Mountaineer, and approximately $1.7 million for improvements and gaming and other equipment at Binion’s.

Commitments and Contingencies

We anticipate spending a total of approximately $282 million to build Presque Isle Downs, which includes land acquisition and construction costs, gaming and operations equipment, licensing fee, pre-opening expenses and all other costs associated with the project. This estimate does not include anticipated proceeds from the sale of the alternative sites or any contributions from the local economic development authority.

On February 21, 2007, Presque Isle Downs paid a $50 million slot license fee to the Commonwealth of Pennsylvania. Upon payment of this fee, our $50 million slot license letter of credit was returned and cancelled.

On October 23, 2006, we entered into an agreement to buy out a 2001 agreement, which had allocated 3% of EBITDA from Presque Isle Downs to a development consultant, for $4.2 million. Of this amount, $100,000 was paid on October 27, 2006 and $4.1 million was paid on February 27, 2007.

Upon the earlier of commencement of parimutuel operations or one year after commencement of slot machine gaming operations at Presque Isle Downs, we are required to purchase a nearby off-track wagering facility for $7 million.

We have financed development and construction costs of Presque Isle Downs with cash flow from operations, borrowings under our credit facility and cash on hand, including the remaining proceeds of our senior subordinated notes, and equipment financing arrangements. To date, we have spent approximately $233 million on the development and construction of Presque Isle Downs (including the $50 million licensing fee and pre-opening expenses). We currently anticipate that approximately $49 million in additional spending will be required to complete the development and construction of Presque Isle Downs, and another $18-$20 million to meet our other capital spending requirements for this fiscal year. In order to meet these spending requirements, we anticipate that we will need to obtain additional financing of approximately $20 million by late-April 2007. Additionally, if the county referendum to the West Virginia table gaming law is successful, we anticipate spending up to an additional $10 million in related capital expenditures. We have initiated discussions to pursue a $50 million increase in our credit facility. Given our existing debt and contemplated additional needed financing, we believe the debt incurrence test provided by the indentures governing our senior unsecured notes and senior subordinated notes would permit us to borrow up to a total of approximately $91.4 million of our existing $105 million credit facility, of which $75 million has been borrowed to date. In order to borrow additional funds, we would require the prior consents of the holders of at least a majority in aggregate principal amount of our outstanding senior unsecured notes and our senior subordinated notes that are not owned by the Company or any of its affiliates. We cannot assure you that we will be able to obtain such consents, or alternative financing, on terms acceptable to us or at all. Our inability to obtain such consents, or alternative financing, would have a material adverse effect on our business, financial condition and results of operations. See “Item 1A. Risk Factors—To service our indebtedness, we will require a significant amount of cash, which depends on many factors beyond our control.”

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

We have completed the construction of the clubhouse at Presque Isle Downs and operations commenced February 28, 2007. However, construction of certain buildings and completion of the racetrack remain. The remaining phases of the development of Presque Isle Downs remain subject to risks and uncertainties, which include but are not limited to unforeseen engineering, environmental, or geological problems, interference with existing operations, unanticipated cost increases, work stoppages, weather interference, including floods, construction delays and other risks associated with building a racing operation. Also, our racing license requires us to commence live racing by December 30, 2007, and we intend to conduct 25 days (the minimum annual number pursuant to the state’s racing laws) of live racing in 2007 in order to avoid any question whether technical compliance with our license satisfies the law. We must also comply with regulations of the State Horseracing Commission and the gaming laws concerning minimum number of race days (150 days pursuant to the gaming act, provided however, that the racing commission my establish a smaller number if anticipated or actual weather would make 150 days impracticable).

In October 2004, we acquired 229 acres of real property as alternative site to build Presque Isle Downs, known as the International Paper site. In October 2005, we completed the sale of all but approximately 24 acres of this site for $4.0 million to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is managed by the municipality (the “GEIDC”). Although the sales agreement was subject to, among other things, our release (by International Paper Company and the PaDEP) from our obligations under the consent order (as discussed below), we waived this closing condition.

In connection with the acquisition of the International Paper site, we entered into a consent order with the Pennsylvania Department of Environmental Protection (the “PaDEP”) regarding a proposed environmental remediation plan for the site. The proposed plan was based upon a “baseline environmental report” and it was estimated that such remediation would cost approximately $3.0 million. The GEIDC assumed primary responsibility for the obligations under the consent order relating to the property they acquired. GEIDC has agreed to indemnify us from any breach by GEIDC of its obligation under the consent order. However, we have been advised by the PaDEP that we have not been released from liability and responsibility under the consent order. A revised estimate of the remediation costs cannot be determined at this time since such a determination will be dependent upon the development activities of the GEIDC.

In connection with the acquisition of Binion’s, we obtained title to the property and equipment, free and clear of all debts, subject to increase by $5.0 million if, at the termination of the Joint Operating License Agreement, Harrah’s achieved certain operational milestones. We do not believe that Harrah’s achieved the specified operational milestones and therefore we have not paid the $5 million. We have accrued the $5 million as additional purchase price. See “Item 3. Legal Proceedings” and Note 8 to our Consolidated Financial Statements included elsewhere in this report for additional information about this matter.

In June 2004, our wholly-owned subsidiary, MTR-Harness, Inc., acquired a 50% interest in North Metro Harness Initiative, LLC, previously a wholly-owned subsidiary of Southwest Casino and Hotel Corporation. On January 19, 2005, the Minnesota Racing Commission granted North Metro a license to construct and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota, approximately 30 miles northeast of downtown Minneapolis on a 178.4-acre site that North Metro purchased in 2005.

The construction of the North Metro project, including furniture, fixtures and equipment, is estimated to cost approximately $62.5 million (approximately $40 million going forward), $41.7 million of which we expect to be separately financed without recourse to us, although we may elect to provide a credit enhancement or make additional investments. Through December 31, 2006, we made aggregate capital contributions in North Metro of approximately $9.7 million (exclusive of legal and other fees). In connection with the $41.7 million financing commitment for North Metro, we will be required to make additional capital contributions up to an aggregate total of approximately $12.5 million.

We have determined that certain tax deductions associated with the exercise of employee stock options may be subject to limitation and not be deductible. We intend to continue to pursue all avenues available to maintain the deductibility of these amounts. However, until such time as this matter is resolved, we have recorded additional federal income tax liability of $3.1 million and correspondingly reduced additional paid-in capital for the tax benefits as of December 31, 2006.

Officer Employment Agreement and Deferred Compensation Agreement

On October 19, 2006, we entered into a two-year employment agreement with our President and Chief Executive Officer, Edson R. Arneault. The two-year term of the employment agreement commenced on January 1, 2007. The employment agreement provides for, among other things, (i) an annual base salary of $1,140,000, (ii) a semi-annual bonus of $50,000, (iii) an annual performance bonus equivalent to a minimum of 75% of the annual base salary and up to 200% of the annual base salary, based on the achievement of certain performance criteria as approved by our Board of Directors, (iv) the payment of health insurance, other employee benefits and certain fringe benefits, and (v) the non-exclusive option to purchase a company-owned residence (for the higher of the fair market value or the Company’s net book value).

Upon the termination of Mr. Arneault’s previous employment agreement, any obligations that had been incurred but not paid will be paid into a Rabbi Trust by May 1, 2007, including but not limited to the amounts owed under the annual bonus and long-term bonus provisions. As of December 31, 2006, we expect to pay approximately $7.6 million into the Rabbi Trust. This amount was fully accrued at December 31, 2006.

The employment agreement provides that if Mr. Arneault’s period of employment is terminated by reason of death or physical or mental incapacity, we will continue to pay Mr. Arneault or his estate the compensation otherwise payable to him for a period of two years. If his period of employment is terminated for a reason other than death or physical or mental incapacity or for cause, we will continue to pay Mr. Arneault the compensation that otherwise would have been due him for the remaining period of the employment agreement. If Mr. Arneault’s period of employment is terminated for cause, we will have no further obligation to pay him, other than compensation unpaid at the date of termination.

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

On October 19, 2006, we also entered into an amendment to the deferred compensation agreement with Mr. Arneault dated as of January 1, 1999. The amendment provides that if Mr. Arneault’s employment is terminated other than for cause, or if the new employment agreement expires, we will pay the premiums for insurance policies underlying the deferred compensation agreement until Mr. Arneault reaches the age of sixty-five (65). Pursuant to the terms of this agreement, the Company purchased a life insurance policy on Mr. Arneault’s life (face amount of $4.3 million and annual premium of $150,000). The owner of the policy is the Company.

We also entered into various employment agreements during 2006 with other employees.

We are faced with certain contingencies involving litigation and environmental remediation. These commitments and contingencies are discussed in greater detail in “Item 3. Legal Proceedings” and Note 8 to our Consolidated Financial statements included elsewhere in this report.

Management believes that, subject to obtaining our proposed $50 million increase in our credit facility or obtaining alternative financing of such amount, our cash balances, cash flow from operations, remaining net proceeds from the issuance of our senior subordinated notes, and availability under our credit facility will be sufficient to cover any capital required to fund maturing debt obligations and any other contemplated capital expenditures and short-term funding requirements for the next twelve months, including the development and construction of Presque Isle Downs. The timing of other future acquisition and development projects or any unforeseen circumstances in our current development projects could impact our cash flow requirements, such that additional financing may be required. See “Item 1A. Risk Factors—Risks Related to Our Business” for a description of certain circumstances that may affect our sources of liquidity. We may also repurchase additional shares of our common stock in amounts and at times determined by our board of directors from time to time. Although we have no current plans to do so, we may also finance our expansion, to the extent permitted under existing debt agreements, through the public or private sale of equity securities.

We cannot provide assurance that additional financing for any current or future development projects will be available to us, or if available, that the terms of such financing will be on terms favorable to us. We also cannot assure you that estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds. See “Item 1A. Risk Factors—Risks Related to Our Capital Structure.”

Our level of indebtedness and our working capital deficit presents other risks to investors, including the possibility that we may be unable to generate cash sufficient to pay the principal of and interest on our indebtedness when due; and that we may not be able to meet tests and covenants of such debt agreements and achieve satisfactory resolution of such non-compliance with the lenders. In such an event, the holders of our indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and proceed against any collateral securing such indebtedness. These actions could limit our ability to borrow additional funds and would likely have a material adverse effect on our business and results of operations. A debt rating downgrade would not impact the terms of borrowings under our Fifth Amended and Restated Credit Facility, the senior unsecured notes or the senior subordinated notes. However, a debt rating downgrade could impact the terms of and our ability to obtain additional new financing. Additionally, changes in the regulatory environment or restriction on or prohibition of our gaming or racing operations, whether arising out of legislation or litigation, could have a material adverse effect on our liquidity. See “Item 1A. Risk Factors—Risks Related to Our Business” and Note 3 to our Consolidated Financial statements included elsewhere in this report.

Regulation and Taxes

We are subject to extensive regulation by the State of West Virginia Racing and Lottery Commissions, Nevada Gaming Authorities, Pennsylvania Racing Commission, Pennsylvania Gaming Authorities, Ohio Racing Commission, Minnesota Racing Commission and the Michigan Racing Commission. Change in applicable laws or regulations could have a significant impact on our operations.

The gaming industry represents a significant source of tax revenues, particularly to the States of West Virginia, Pennsylvania and Nevada and their counties and municipalities. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming and racing industry. Changes in the tax laws or administration of those laws, if adopted, could have a material adverse effect on our business, financial condition and results of operations. However, it is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. We believe that recorded tax balances are adequate.

Outstanding Options

On October 3, 2006, we granted nonqualified options to purchase 40,000 shares of our common stock to an officer of a wholly-owned subsidiary pursuant to his employment agreement. The exercise price was $9.58 per share, which was the market price on the date of grant as quoted on the NASDAQ stock market. The options vest over three years and have a term of ten years.

As of March 30, 2007, there were outstanding options to purchase 1,194,534 shares of our common stock. If all such stock options were exercised, we would receive proceeds of approximately $8.5 million. We utilize the treasury stock method in determining the dilutive effect of outstanding stock options. Our policy is as follows: Our basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

Critical Accounting Policies

Our significant accounting policies are included in Note 2 to our Consolidated Financial Statements included elsewhere in this report. These policies, along with the underlying assumptions and judgments made by our management in their application, have a significant impact on our consolidated financial statements.

Revenue Recognition.   Gaming revenues consist of the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons, and is recognized at the time wagers are made net of winning payouts to patrons. Parimutuel commissions consist of commissions earned from thoroughbred and harness racing, and importing of simulcast signals from other race tracks. Parimutuel commissions are recognized at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by state racing commissions, and are shown net of the taxes assessed by state and local agencies, as well as purses and other contractual amounts paid to horsemen associations. We recognize revenues from fees earned through the exporting of simulcast signals to other race tracks at the time wagers are made. Such fees are based upon a predetermined percentage of handle as contracted with the other race tracks. Revenues from food and beverage are recognized at the time of sale and revenues from lodging are recognized on the date of stay. Other revenues are recorded at the time services are rendered or sales are completed. Lodging, food and beverage gratuitously provided to customers are not recognized as revenues.

Impairment of Long-Lived Assets and Intangibles.   In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we reviewed the carrying value of our long-lived assets (including goodwill) whenever events or changes in circumstances indicate that such carrying values may not be recoverable annually. Unforeseen events, changes in circumstances and market conditions and material differences in estimates of future cash flows could negatively affect the fair value of our assets and result in an impairment charge. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties. Fair value can be estimated utilizing a number of techniques including quoted market prices, prices for comparable assets, or other valuation processes involving estimates of cash flows, multiples of earnings or revenues.

For 2006, our evaluation included the $13.2 million intangible asset associated with the fair value of the racing licenses held by Scioto Downs.  Such value reflects that the racing licenses would permit Scioto Downs to operate slot machines if such legislation were passed.  On November 7, 2006, voters in Ohio defeated a slot referendum that would have permitted Scioto Downs, subject to licensing, to operate up to 3,500 slot machines.  Since the referendum was not successful, management considered the potential for successful future legislation and the impact on the carrying value of the intangible asset.  In this regard, management retained an independent third party to perform an update of the fair value analysis of the intangible asset at Scioto Downs.  The valuation, which utilized discounted cash flows, indicated that the fair value exceeded the carrying value of the intangible asset and that no impairment was indicated. The significant factors utilized in the valuation included comparable market data, historical operating performance trends of the Company and the assumptions of market participants regarding time-weighted probabilities of legislative action related to the operations of slot machines. As required by SFAS 142, we will continue to monitor the timing and outcome of legislative activities in the State of Ohio relating to slot machines that may require an updated evaluation of this intangible asset for impairment.

Frequent Players Program.   We offer programs whereby our participating patrons can accumulate points for wagering that can be redeemed for lodging, food and beverage and merchandise. Based upon the historical point redemptions of frequent player program points, we record a liability for the estimate of unredeemed points. This liability can be impacted by changes in the programs, increases in membership and changes in the redemption patterns of our participating patrons.

Income Taxes.   We account for our income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income taxes reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance, when determined to be necessary, is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations. A valuation allowance of $343,000 was provided at December 31, 2006 for state deferred tax benefits. The Company and its subsidiaries file a consolidated federal income tax return.

Stock-Based Compensation.   Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, using the modified-prospective transition method. Under this transition method, results for prior periods have not been restated. We use the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our consolidated statements of operations. The provisions of SFAS 123(R) apply to new stock options granted and stock options outstanding, but not yet vested, on the date we adopted of SFAS 123(R). Stock-based compensation expense recognized during 2006 was $157,000 ($102,000 net of tax).

Prior to our adoption of SFAS 123(R), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense was recognized for stock options granted prior to January 1, 2006, as options granted were made at fair value at the date of grant and had no intrinsic value at the date of grant. As required by SFAS 123, Accounting for Stock-Based Compensation, we included pro forma disclosure in Note 2 to our Consolidated Financial Statements.

Newly Issued Accounting Standards.   In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Tax Positions—an Interpretation of SFAS No. 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt the provisions of FIN 48 effective as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. We do not expect that the adoption of FIN 48 will have a significant impact on our financial position and results of operations.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans, an amendment of SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plan and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of SFAS Nos. 87, 88 and 106.” SFAS No. 158 requires (i) an employer to recognize a benefit plan’s funded status in its statement of financial position, (ii) measure a benefit plan’s assets and obligations as of the end of the employer’s fiscal year and (iii) recognize the changes in the benefit plan’s funded status in other comprehensive income in the year in which the changes occur. SFAS No. 158’s requirement to recognize the funded status of a benefit plan and the new disclosure requirements are effective as of the end of fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. As required, we adopted the provisions of SFAS No. 158 as of January 1, 2006, and did not have a significant impact on our financial position or results of operations.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. However, with the issuance of the fixed rate senior unsecured notes in March 2003 and senior subordinated notes in May 2006, our exposure to interest rate changes will be limited to amounts which may be outstanding under our $105 million Fifth Amended and Restated Credit Agreement (See Liquidity and Sources of Capital).

Depending upon the amounts outstanding under the Fifth Amended and Restated Credit Agreement, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $1,050,000 (assuming an increase in the principal amount outstanding to $105 million).

At December 31, 2006, the fair value of our credit facilities and other long-term debt approximates the carrying value, except for our senior unsecured notes and senior subordinated notes for which the fair value was determined based upon market quotes. The aggregate fair value of the senior unsecured notes and senior subordinated notes was $262.3 million at December 31, 2006.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements and accompanying footnotes are set forth on pages F-1 through F-30 of this report.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, evaluated and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. They have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized, evaluated and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). There are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, our internal controls over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management conducted an evaluation and assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, based upon the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation and assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2006, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s evaluation and assessment of our internal control over financial reporting as of December 31, 2006, which is included in this report.

Remediation Action to Address 2005 Internal Control Weakness

In connection with management’s evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, management identified internal control deficiencies that resulted in adjustments and reclassifications to certain financial statement accounts, primarily related to our integration of the operations of Binion’s and delay in the issuance of our Annual Report on Form 10-K. None of the internal control deficiencies was considered material individually; however, when considered in the aggregate, these internal control deficiencies indicated a need for additional finance and accounting resources and represented a material weakness in internal control over financial reporting. Therefore, management concluded that, as a result of this material weakness, we had not maintained effective internal control over financial reporting as of December 31, 2005, based upon the framework in “Internal Control—Integrated Framework” issued by COSO.

As a result of our continuing expansion, our operations have become more complex, thus requiring additional finance and accounting staffing. This staffing need was highlighted by developments late in the fourth quarter of 2005 and into the first quarter of 2006. While evaluating and identifying the finance/accounting resource needs, we established the position of Chief Accounting Officer and Director of Finance of Mountaineer. This position was filled by promotion within the Company. In October 2006, we hired an additional accounting position to supplement our finance/accounting staff and we filled the vacancy created by the promotion discussed above. We believe we have taken the steps necessary to remediate this material weakness. We intend to continue our evaluation of our existing finance/accounting resources to determine the need, if any, for certain other specialized finance positions. Supplemental analyses and other post-closing procedures were performed in preparing the financial statements as of and for the year ended December 31, 2006. We will also rely heavily on our entity level monitoring controls to mitigate the impact of possible undetected errors in the financial statements. We will continue to closely monitor the effectiveness of our processes, procedures and controls, and will make any further changes as management determines appropriate.

Changes in Internal Controls

Except as described above, there were no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
MTR Gaming Group, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting and appearing in the accompanying Item 9A Controls and Procedures, that MTR Gaming Group, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). MTR Gaming Group, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that MTR Gaming Group, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, MTR Gaming Group, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MTR Gaming Group, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of MTR Gaming Group, Inc. and Subsidiaries and our report dated March 30, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Pittsburgh, Pennsylvania March 30, 2007

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be set forth in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than April 30, 2007, and is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION.

The information required by this Item will be set forth in our Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2007, and is incorporated herein by reference.

ITEM 12.         STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be set forth in our Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2007, and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item will be set forth in our Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2007, and is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item will be set forth in our Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2007, and is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL SCHEDULES.

(a)           Financial Statements (Included in Part II of this report):

(b)          Financial Statements Schedules (Included in Part IV of this report):

Schedule II—Valuation Allowances of the years ended December 31, 2006, 2005, and 2004.

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

4.3

Supplemental Indenture dated as of July 31, 2003 by and between Scioto Downs, Inc., as Additional Guarantor, and Wells Fargo Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 4.3 of our registration statement on Form S-4 (Amendment No. 1), filed August 6, 2003 (Registration No. 333-105528)).

4.4

Supplemental Indenture dated as of April 23, 2004, by and between Speakeasy Gaming of Fremont, Inc., as Additional Guarantor, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to our report on Form 10-Q for the quarter ended March 31, 2004).

4.5

Supplemental Indenture dated as of January 11, 2006 by and between Jackson Racing, Inc., as Additional Guarantor, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to our report on Form 10-K filed March 29, 2006).

4.6

Supplemental Indenture dated May 12, 2006, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors), and Wells Fargo Bank, N.A. (incorporated by reference to our report on Form 10-Q for the quarter ended June 30, 2006).

4.7

Supplemental Indenture dated May 17, 2006, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. (incorporated by reference to our report on Form 10-Q for the quarter ended June 30, 2006).

4.8

Indenture dated May 25, 2006, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A., including forms of the Note and the Guarantee (incorporated by reference to our report on Form 8-K filed May 26, 2006).

4.9

Purchase Agreement dated May 22, 2006, by and among the Company, certain of its wholly-owned subsidiaries (as guarantors of the Company), Jefferies and Wells Fargo (incorporated by reference to our report on Form 8-K filed May 26, 2006).

4.10

Registration Rights Amendment dated May 25, 2006, executed by the Company, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., Speakeasy Gaming of Fremont, Inc., Jackson Racing, Inc. and MTR-Harness, Inc. (incorporated by reference to our report on Form 8-K filed May 26, 2006).

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

10.5	MTR Gaming Group, Inc. 2002 Employee Stock Incentive Plan (incorporated by reference to our report on Form 10-Q for the quarter ended September 30, 2002).

10.6

Promissory Note made by MTR Gaming Group, Inc. in favor of Wells Fargo Equipment Finance, Inc. in connection with the purchase by the Company of an airplane (incorporated by reference to our Form 10-K filed March 31, 2003).

10.7

Agreement dated January 7, 2004 between Mountaineer Park, Inc. and Racetrack Employees Union Local No. 101 [schedules omitted] (incorporated by reference our report on Form 10-Q for the quarter ended March 31, 2004).

10.8

Ground Lease dated as of the Effective Date (as defined in such lease) by and between The Doris E. Hamilton Family Limited Partnership, Darlene J. Staufer, Trustee of the Mable I. Elwell Inter Vivos Trust; Sharon Griffin, Thomas W. Church; Terry Rand McMelroy, Trustee of the Terry McMelroy Trust, and Speakeasy Gaming of Fremont, Inc. (“SGFI”) (incorporated by reference to our report on Form 10-Q for the quarter ended March 31, 2004).

10.9

Ground Lease dated as of March 10, 2004, by and between the Linda Jeanine Isola Present Interest Trust and/or assignees) and SGFI (incorporated by reference to our report on Form 10-Q for the quarter ended March 31, 2004).

10.10

Assignment and Assumption of Lease (Arlington) dated March 11, 2004 by and between the Horseshoe Club Operating Company and SGFI (incorporated by reference to our report on Form 10-K for the year ended December 31, 2004).

10.11

Assignment and Assumption of Lease (Hines/Rittenhouse) dated March 11, 2004 by and between the Horseshoe Club Operating Company and SGFI (incorporated by reference to our report on Form 10-K for the year ended December 31, 2004).

10.12

Assignment and Assumption of Lease (Voulthard/Silvagni) dated March 11, 2004 by and between Horseshoe Club Operating Company and SGFI (incorporated by reference to our report on Form 10-K for the year ended December 31, 2004).

10.13

Assignment and Assumption of Lease (Horseshoe Garage) dated March 11, 2004 by and between Horseshoe Club Operating Company and SGFI (incorporated by reference to our report on Form 10-K for the year ended December 31, 2004).

10.14

Member Control Agreement of North Metro Harness Initiative, LLC dated as of June 8, 2004 by and among Southwest Casino and Hotel Corp., MTR-Harness, LLC, and MTR Gaming Group, Inc. (incorporated by reference to our report on Form 10-Q for the quarter ended June 30, 2004).

10.15	2004 Stock Incentive Plan (Incorporated by reference to our Proxy Statement filed June 18, 2004).
10.16	2005 Stock Incentive Plan (incorporated by reference to our Proxy Statement filed June 17, 2005).
10.17

Universal Lease Agreement dated December 5, 2005 by and between Jackson Trotting Association, LLC and Jackson County Fairgrounds (incorporated by reference to our report on Form 10-K for the year ended December 31, 2005).

10.18

Second Amendment to the Fourth Amended and Restated Credit Agreement dated March 31, 2006, by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to our report on Form 8-K filed April 3, 2006).

10.19

Revolving Credit Note (First Restated) dated March 31, 2006, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (incorporated by reference to our report on Form 8-K filed April 3, 2006).

10.20

Fifth Amended and Restated Credit Agreement dated September 22, 2006, by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to our report on Form 8-K filed September 27, 2006).

10.21

Revolving Credit Note (First Restated) dated September 22, 2006, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (incorporated by reference to our report on Form 8-K filed September 27, 2006).

10.22

Swingline Note dated September 22, 2006, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (incorporated by reference to our report on Form 8-K filed September 27, 2006).

10.23	Employment Agreement dated October 19, 2006, by and between the Registrant and Edson R. Arneault (incorporated by reference to our report on Form 8-K filed October 23, 2006).
10.24

Second Amendment to Deferred Compensation Agreement dated October 19, 2006, by and between the Registrant and Edson R. Arneault (incorporated by reference to our report on Form 8-K filed October 23, 2006).

10.25

Second Amendment to Fourth Amended and Restated Credit Agreement dated March 31, 2006, by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to our report on Form 8-K filed April 3, 2006).

10.26

Revolving Credit Note (First Restated) dated March 31, 2006, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., and Speakeasy Gaming of Fremont, Inc. (incorporated by reference to our report on Form 8-K filed April 3, 2006).

10.27	Employment Agreement dated October 19, 2006 by and between the Registrant and Edson R. Arneault (incorporated by reference to our report on Form 8-K filed October 24, 2006).
10.28	Second Amendment October 19, 2006 to Deferred Compensation Agreement by and between the Registrant and Edson R. Arneault (incorporated by reference to our report on Form 8-K filed October 24, 2006).
10.29

Purchase and Sale Agreement dated February 9, 2007, by and between Speakeasy Gaming of Las Vegas, Inc. and Mandekic Companies, LLC (incorporated by reference to our report on Form 8-K filed February 14, 2007).

10.30	Agreement dated December 16, 2006 by and between Mountaineer Park, Inc. and Mountaineer Park Horsemen’s Benevolent and Protective Association, Inc. (filed herewith).
10.31	Agreement dated February 22, 2007 by and between Presque Isle Downs, Inc. and the Pennsylvania Horsemen’s Benevolent and Protective Association Inc. (filed herewith).

14.1	Code of Ethics and Business Conduct of the Company (incorporated by reference to our report on Form 10-K for the year ended December 31, 2003).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Certification of Edson R. Arneault pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Edson R. Arneault in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of John W. Bittner, Jr. in accordance with 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MTR GAMING GROUP, INC.
By:	/s/ EDSON R. ARNEAULT
Edson R. Arneault Chairman, President and Chief Executive Officer

Date: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Capacity
/s/ EDSON R. ARNEAULT	Chairman, President and Chief Executive Officer	April 2, 2007
Edson R. Arneault
/s/ ROBERT A. BLATT	Director	April 2, 2007
Robert A. Blatt
/s/ JAMES V. STANTON	Director	April 2, 2007
James V. Stanton
/s/ DONALD J. DUFFY	Director	April 2, 2007
Donald J. Duffy
/s/ LC GREENWOOD	Director	April 2, 2007
LC Greenwood
/s/ RICHARD DELATORE	Director	April 2, 2007
Richard Delatore
/s/ JOHN W. BITTNER, JR.	Chief Financial Officer	April 2, 2007
John W. Bittner, Jr.
/s/ KENNETH P. ZERN	Chief Accounting Officer	April 2, 2007
Kenneth P. Zern

MTR GAMING GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
MTR Gaming Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MTR Gaming Group, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MTR Gaming Group, Inc. and Subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MTR Gaming Group, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
March 30, 2007

MTR GAMING GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$21,431	$22,576
Short-term investments	12,657	—
Restricted cash	898	921
Accounts receivable, net of allowance for doubtful accounts of $129 in 2006 and $121 in 2005	7,738	7,558
Inventories	3,651	3,428
Deferred financing costs	2,054	1,952
Prepaid income taxes	—	1,352
Deferred income taxes	1,020	1,000
Other current assets	4,952	3,619
Total current assets	54,401	42,406
Property and equipment, net	377,926	256,167
Goodwill	1,492	1,492
Other intangibles	22,266	19,992
Deferred financing costs, net of current portion	7,143	3,911
Deposits and other	15,979	10,709
Total assets	$479,207	$334,677
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,815	$9,261
Accounts payable—West Virginia Lottery Commission	1,094	1,297
Accrued payroll and payroll taxes	3,625	3,364
Accrued income tax liability	3,866	—
Accrued interest	4,182	3,218
Other accrued liabilities	13,248	15,320
Construction project liabilities	15,418	2,967
Current portion of long-term debt and capital lease obligations	6,133	477
Total current liabilities	60,381	35,904
Long-term debt and capital lease obligations, net of current portion	271,969	152,966
Deferred leasehold obligation	5,002	5,090
Long-term deferred compensation	9,684	8,051
Deferred income taxes	3,807	8,746
Total liabilities	350,843	210,757
Minority interest	5,380	2,944
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, $.00001 par value; 50,000,000 shares authorized; 27,505,526 and 27,444,676 shares issued and outstanding at December 31, 2006 and 2005, respectively	—	—
Paid-in capital	58,985	61,376
Retained earnings	64,046	59,600
Accumulated other comprehensive loss	(47)	—
Total shareholders’ equity	122,984	120,976
Total liabilities and shareholders’ equity	$479,207	$334,677

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004
Revenues:
Gaming	$311,616	$296,073	$266,382
Parimutuel commissions	15,827	12,746	13,550
Food, beverage and lodging	45,440	39,084	24,503
Other	9,727	10,464	10,787
Total revenues	382,610	358,367	315,222
Less promotional allowances	(9,776)	(8,383)	(5,283)
Net revenues	372,834	349,984	309,939
Costs of revenues:
Cost of gaming	179,919	174,249	159,754
Cost of parimutuel commissions	12,613	10,225	10,008
Cost of food, beverage and lodging	38,615	33,034	17,924
Cost of other revenue	8,272	8,607	8,639
Total costs of revenues	239,419	226,115	196,325
Gross profit	133,415	123,869	113,614
Operating expenses:
Marketing and promotions	12,747	10,951	9,667
General and administrative	70,135	62,967	46,153
Depreciation	23,228	22,686	19,508
Loss (gain) on disposal of property	213	(92)	386
Pre-opening costs	2,268	—	—
Total operating expenses	108,591	96,512	75,714
Operating income	24,824	27,357	37,900
Other (expense) income:
Equity in loss of unconsolidated joint venture	—	(204)	(108)
Interest income	1,998	273	213
Interest expense	(17,482)	(13,869)	(15,283)
Income before provision for income taxes and minority interest	9,340	13,557	22,722
Provision for income taxes	(5,089)	(5,823)	(8,267)
Income before minority interest	4,251	7,734	14,455
Minority interest	195	35	—
Net income	$4,446	$7,769	$14,455
Net income per share:
Basic	$0.16	$0.27	$0.51
Diluted	$0.16	$0.27	$0.50
Weighted average number of shares outstanding:
Basic	27,483,392	28,303,487	28,449,152
Diluted	27,764,688	28,616,063	28,941,184

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balances, January 1, 2004	27,905,435	$—	$58,469	$47,172	$—	$105,641
Shares issued from exercise of stock options, including related tax benefits of $1,812	683,325	—	3,423	(265)	—	3,158
Net income	—	—	—	14,455	—	14,455
Balances, December 31, 2004	28,588,760	—	61,892	61,362	—	123,254
Shares issued from exercise of stock options, including related tax benefits of $247	137,116	—	950	—	—	950
Purchase and retirement of treasury stock	(1,281,200)	—	(1,466)	(9,531)	—	(10,997)
Net income	—	—	—	7,769	—	7,769
Balances, December 31, 2005	27,444,676	—	61,376	59,600	—	120,976
Shares issued from exercise of stock options, including related tax benefits of $79	60,850	—	488	—	—	488
Stock-based compensation, including related tax benefits of $55	—	—	157	—	—	157
Adoption of SFAS No. 158, net of tax of $25	—		—	—	(47)	(47)
Stock option (162(m)) tax adjustment (Note 13)	—	—	(3,036)	—	—	(3,036)
Net income	—	—	—	4,446	—	4,446
Balances, December 31, 2006	27,505,526	$—	$58,985	$64,046	$(47)	$122,984

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$4,446	$7,769	$14,455
Adjustments to reconcile net income to net cash provided by net operating activities:
Depreciation	23,228	22,686	19,508
Amortization of deferred financing fees	2,432	1,690	1,684
Amortization of deferred leasehold obligation	(88)	(87)	(73)
Bad debt expense	164	339	175
Stock compensation expense	157	—	—
Deferred income taxes	(4,935)	(2,562)	929
Increase in long-term deferred compensation	1,633	2,341	2,583
Loss (gain) on disposal of property	213	(92)	386
Minority interest	(270)	(43)	—
Equity in loss of unconsolidated joint venture	—	204	108
Tax benefit from exercise of stock options	—	247	1,812
Change in operating assets and liabilities:
Accounts receivable	(344)	(3,474)	3,867
Other current assets	(275)	(2,555)	1,667
Accounts payable	3,554	5,975	(1,625)
Accrued liabilities	12,231	7,054	1,093
Net cash provided by operating activities	42,146	39,492	46,569
Cash flows from investing activities:
Decrease in restricted cash	23	183	216
Purchase of Binion’s Horseshoe Hotel and Casino	—	—	(22,458)
Investment in Jackson Trotting Association, LLC	—	(1,989)	(418)
Investment in North Metro Harness Initiative, LLC	—	(8,573)	(288)
Acquisition of real property	—	—	(2,732)
Increase in deposits and other	(7,808)	(178)	(3,828)
Short-term investments	(12,657)	—	—
Minority interest	2,706	96	—
Proceeds from disposal of property	—	4,628	130
Capital expenditures	(144,721)	(39,902)	(16,544)
Net cash used in investing activities	(162,457)	(45,735)	(45,922)
Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(38,905)	(2,192)	(6,103)
Proceeds from issuance of long-term debt	38,127	20,000	—
Proceeds from issuance of senior subordinated notes	125,000	—	—
Financing cost paid	(5,544)	(1,138)	(243)
Purchase and retirement of treasury stock	—	(10,997)	—
Proceeds from exercise of stock options	409	703	1,346
Tax benefit from exercise of stock options	79	—	—
Net cash provided by (used in) financing activities	119,166	6,376	(5,000)
Net (decrease) increase in cash and cash equivalents	(1,145)	133	(4,353)
Cash and cash equivalents, beginning of year	22,576	22,443	26,796
Cash and cash equivalents, end of year	$21,431	$22,576	$22,443
Cash paid during the year for:
Interest	$20,644	$13,370	$13,651
Income taxes	$7,400	$9,000	$6,200

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS AND BASIS OF PRESENTATION

MTR Gaming Group, Inc. (the “Company”), a Delaware corporation, owns and operates racetrack, gaming and hotel properties in West Virginia, Pennsylvania, Nevada, Ohio, Michigan and Minnesota.

The Company, through our wholly-owned subsidiaries, owns and operates The Mountaineer Racetrack & Gaming Resort in Chester, West Virginia; Presque Isle Downs & Casino in Erie, Pennsylvania; Binion’s Gambling Hall & Hotel in Las Vegas, Nevada; the Ramada Inn and Speedway Casino in North Las Vegas, Nevada; and Scioto Downs in Columbus, Ohio. We also own a 90% interest in Jackson Trotting Association, LLC, which operates Jackson Harness Raceway in Jackson, Michigan; and a 50% interest in North Metro Harness Initiative, LLC, which will construct a harness racetrack and card room in Anoka County, Minnesota.

Through our wholly-owned subsidiary, Presque Isle Downs, Inc., we opened the clubhouse of Presque Isle Downs & Casino on February 28, 2007. Presque Isle currently consists of a clubhouse with 2,000 slot machines, fine and casual dining, and bars. We intend to commence live thoroughbred horse racing in September 2007. The Pennsylvania Racing Commission has approved our request for 25 racing dates in 2007.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company as described in Note 1. All significant intercompany transactions have been eliminated in consolidation. Minority interests represent the proportionate share of the equity that is owned by third parties in entities controlled by the Company. The net income or loss of such entities is allocated to the minority interests based on their percentage ownership throughout the year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all unrestricted, highly liquid investments purchased with a remaining maturity of 90 days or less. We maintain cash and cash equivalents with various financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation.

Short-Term Investments

Short-term investments include the remaining net proceeds from our private sale of $125 million of 9% senior subordinated notes pursuant to Rule 144A on May 25, 2006. These funds are invested in government money market funds on a short-term basis.

Restricted Cash

Restricted cash includes unredeemed winning tickets from its racing operations, funds related to horsemen’s fines and certain simulcasting funds that are restricted to payments for improving horsemen’s facilities and increasing racing purses at Scioto Downs, and short-term certificates of deposit that serve as collateral for certain bonding requirements.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable and long-term and other debt. The fair value of our financial instruments approximates the carrying value at December 31, 2006 and 2005, except for our senior unsecured notes and senior subordinated notes. The aggregate fair value of our senior unsecured notes and senior subordinated notes was $262.3 million and $129.3 million at December 31, 2006 and 2005, respectively.

Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market.

Deferred Financing Costs

Deferred financing costs that we incur in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying debt. During 2006 and 2005, we incurred deferred financing costs in the amount of $5.5 million and $1.1 million, respectively. Related amortization expense amounted to $2.2 million in 2006 and $1.5 million in both 2005 and 2004.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for major renewals and betterments that significantly extend the useful life of existing property and equipment are capitalized and depreciated, while expenditures for routine repairs and maintenance are expensed as incurred. We capitalize direct materials, labor and interest during construction periods. Gains or losses on the disposal of property and equipment are included in operating income. Depreciation, which includes amortization of assets under capital leases, is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	20 to 40 years
Furniture and fixtures	5 to 7 years
Equipment and automobiles	3 to 15 years

Interest is allocated and capitalized to construction in progress by applying our cost of borrowing rate to qualifying assets. Interest capitalized in 2006 and 2005 was $6.0 million and $1.3 million, respectively. There was no interest capitalized during 2004.

Goodwill and Other Intangible Assets

Goodwill and other indefinite-lived intangible assets are required to be evaluated for impairment on an annual basis in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).

SFAS No. 142 requires a two-step process be performed to analyze whether or not goodwill and other indefinite-lived intangible assets have been impaired. Step one requires that the fair value be compared to book value. If the fair value is higher than the book value, no impairment is indicated and there is no need to perform the second step of the process. If the fair value is lower than the book value, step two must be evaluated. Step two requires that a hypothetical purchase price allocation analysis be done to reflect a current book value of goodwill. This current value is then compared to the carrying value of the asset. If the current fair value is lower than the carrying value, impairment must be recorded.

The costs associated with obtaining definite-lived intangible assets are deferred and amortized over their estimated useful lives. SFAS No. 142 also requires that definite-lived intangible assets are reviewed for impairment.

In accordance with the requirements of SFAS No. 142, we tested our goodwill and other intangible assets as of December 31, 2006, and determined that no impairments were present and correspondingly that no impairment adjustments were required. Our tests included the $13.2 million intangible asset associated with the fair value of the racing licenses held by Scioto Downs.  Such value reflects that the racing licenses would permit Scioto Downs to operate slot machines if such legislation were passed.  On November 7, 2006, voters in Ohio defeated a slot referendum that would have permitted Scioto Downs, subject to licensing, to operate up to 3,500 slot machines.  Since the referendum was not successful, management considered the potential for successful future legislation and the impact on the carrying value of the intangible asset.  In this regard, management retained an independent third party to perform an update of the fair value analysis of the intangible asset at Scioto Downs.  The valuation, which utilized discounted cash flows, indicated that the fair value exceeded the carrying value of the intangible asset and that no impairment was indicated. The significant factors utilized in the valuation included comparable market data, historical operating performance trends of the Company and the assumptions of market participants regarding time-weighted probabilities of legislative action related to the operations of slot machines.

Revenue Recognition

Gaming revenues consist of the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons, and is recognized at the time wagers are made net of winning payouts to patrons.

Parimutuel commissions consist of commissions earned from thoroughbred and harness racing, and importing of simulcast signals from other race tracks. Parimutuel commissions are recognized at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by state racing commissions, and are shown net of the taxes assessed by state and local agencies, as well as purses and other contractual amounts paid to horsemen associations. We recognize revenues from fees earned through the exporting of simulcast signals to other race tracks at the time wagers are made. Such fees are based upon a predetermined percentage of handle as contracted with the other race tracks.

Revenues from food and beverage are recognized at the time of sale and revenues from lodging are recognized on the date of stay. Other revenues are recorded at the time services are rendered or sales are completed.

Promotional Allowances and Complimentaries

We offer certain promotional allowances to its customers, including complimentary lodging and food and slot machine vouchers. The retail value of these promotional items is shown as a deduction from total revenues on our consolidated statements of operations.

Total revenues do not include the retail amount of complimentaries provided gratuitously to customers, which was $2.2 million, $2.1 million and $2.2 million in 2006, 2005 and 2004, respectively.

Frequent Players Program

We offer programs whereby our participating patrons can accumulate points for wagering that can be redeemed for lodging, food and beverage and merchandise. Based upon the historical point redemptions of frequent player program points, we record a liability for the estimate of unredeemed points. This liability can be impacted by changes in the programs, increases in membership and changes in the redemption patterns of our participating patrons.

Income Taxes

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

Earnings per Share

Basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

The following tables illustrate the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net income per share from continuing operations computations during each of the three years ended December 31.

	Year ended December 31
	2006	2005	2004
Net income available to common shareholders	$4,446,000	$7,769,000	$14,455,000
Denominator:
Weighted average shares outstanding	27,483,392	28,303,487	28,449,152
Effect of dilutive securities—stock options	281,296	312,576	492,032
Diluted shares outstanding	27,764,688	28,616,063	28,941,184
Basic net income per common share	$0.16	$0.27	$0.51
Diluted net income per common share	$0.16	$0.27	$0.50

The dilutive EPS calculations do not include 277,500, 175,000 and 10,000 of potential dilutive securities for the years ended December 31, 2006, 2005 and 2004, respectively, because they were anti-dilutive.

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption.

We elected the modified prospective application of SFAS 123(R). Accordingly, results from prior periods have not been restated. Under this transition method, stock-based compensation includes:

(a)          compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and

(b)         compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Prior to January 1, 2006, we elected to follow APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options and awards. Accordingly, no compensation cost for fixed stock options was included in net income since all awards were made at the fair value on the date of grant.

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

The following table illustrates the effect on net income and earnings per share for each of the two years ended December 31, if we had applied the fair value recognition provisions of SFAS 123 to employee stock-based awards.

	Year Ended December 31
	2005	2004
Net income, as reported	$7,769,000	$14,455,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,319,000)	(341,000)
Pro Forma net income	$6,450,000	$14,114,000
Earnings per share:
Basic, as reported	$0.27	$0.51
Basic, pro forma	$0.23	$0.50
Diluted, as reported	$0.27	$0.50
Diluted, pro forma	$0.23	$0.49

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model.

	Year Ended December 31
	2005	2004
Black-Scholes Option Valuation Assumptions (1)
Risk-free interest rate (2)	4.60%	4.09%
Expected dividend yield	0%	0%
Expected stock price volatility (3)	55%	61%
Expected life of stock options (in years) (4)	10 years	5 years

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Tax Positions—an Interpretation of SFAS No. 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt the provisions of FIN 48 effective as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. We do not expect that the adoption of FIN 48 will have a significant impact on our financial position and results of operations.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans, an amendment of SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plan and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of SFAS Nos. 87, 88 and 106.” SFAS No. 158 requires (i) an employer to recognize a benefit plan’s funded status in its statement of financial position, (ii) measure a benefit plan’s assets and obligations as of the end of the employer’s fiscal year and (iii) recognize the changes in the benefit plan’s funded status in other comprehensive income in the year in which the changes occur. SFAS No. 158’s requirement to recognize the funded status of a benefit plan and the new disclosure requirements are effective as of the end of fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. As required, we adopted the provisions of SFAS No. 158 as of January 1, 2006, and it did not have a significant impact on our financial position or results of operations.

3.   RISKS AND UNCERTAINTIES (UNAUDITED)

Concentration of Credit Risk

We maintain cash balances at certain financial institutions in excess of amounts ensured by the Federal Deposit Insurance Corporation. In addition, we maintain significant cash balances on hand at our gaming facilities.

Cyclical Nature of Business

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

It is unlikely that we will be able to obtain business interruption coverage for casualties resulting from severe weather, and there can be no assurance that we will be able to obtain casualty insurance coverage at affordable rates, if at all, for casualties resulting from severe weather.

Licensing

We are subject to extensive state and local regulation. State and local authorities require us and our subsidiaries to demonstrate suitability to obtain and maintain various licenses, and require that we have registrations, permits and approvals, to conduct gaming and racing operations, to sell alcoholic beverages and tobacco in our facilities and to operate our food service facilities. These regulatory authorities may, for any reason set forth in applicable legislation or regulation, limit, condition, suspend or revoke a license or registration to conduct gaming or racing operations or prevent us from owning the securities of any of our gaming or racing subsidiaries. In addition, we must periodically apply to renew many of our licenses or registrations. Any failure to maintain or renew our existing licenses, registrations, permits or approvals would have a material adverse effect on us. In addition, to enforce applicable laws and regulations, regulatory authorities may levy substantial fines against or seize the assets of our company, our subsidiaries or the people involved in violating gaming laws or regulations. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

All of the states in which we conduct live racing impose requirements with respect to the minimum number of live race dates annually. If we fail to meet the minimum live racing day requirements, suspension or non-renewal of our gaming licenses could result; which would have a material adverse effect on our business, financial condition, results of operations and ability to meet our payment obligations under our various debt instruments.

Potential Changes in Regulatory Environment

If current laws are modified, or if additional laws or regulations are adopted, it could have a material adverse effect on us. From time to time, legislators and special interest groups have proposed legislation that would restrict or prevent gaming or racing operations in the jurisdictions in which we operate. Restriction on or prohibition of our gaming or racing operations, whether through legislation or litigation, could have a material adverse effect on our business, financial condition and results of operations.

Taxation

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

Competition

We face substantial competition in each of the markets in which our gaming and racing facilities are located. Some of the competitors have significantly greater name recognition and financial and marketing resources than we do; some are permitted to conduct additional forms of gaming; and some pay substantially lower taxes than we do, which may permit them to spend more for marketing and promotions and thus gain a competitive advantage over us. All of our gaming and racing operations primarily compete with other gaming and racing operations in their geographic areas. New expansion and development activity is occurring in each of the relevant markets, which may be expected to intensify competitive pressures and could have a material adverse effect on us.

Environmental Regulations

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

4.   ACQUISITIONS AND DISPOSITIONS OF PROPERTY

Jackson Trotting Association, LLC

In December 2005, our wholly-owned subsidiary, Jackson Racing, Inc., acquired a 90% interest in Jackson Trotting Association, LLC, which operates Jackson Harness Raceway in Jackson, Michigan, for $2.0 million (exclusive of legal and other fees). Jackson Trotting offers harness racing from late-April to mid-July, parimutuel wagering and casual dining. Jackson Trotting leases a portion of the Jackson County Fairgrounds from Jackson County. Its lease with Jackson County expires on December 31, 2012.

The acquisition was accounted for under the purchase method and Jackson Trotting’s results have been included in our consolidated results since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon a determination by management, considering the nature of the assets and liabilities acquired. The purchase price was allocated principally as follows:

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

North Metro Harness Initiative, LLC

In June 2004, our wholly-owned subsidiary, MTR-Harness, Inc., acquired (for an initial investment of $10,000 and a commitment to make additional investments if the project received regulatory approvals) a 50% interest in North Metro Harness Initiative, LLC. On January 19, 2005, the Minnesota Racing Commission granted North Metro a license to construct and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota, approximately 30 miles northeast of downtown Minneapolis on a 178.4-acre site that North Metro purchased in 2005.

Minnesota law permits licensed racetracks to operate a card room with up to 50 tables offering “non-banked” games (those in which the players play only against each other instead of against the house), subject to completion of the racetrack’s first 50-day live race meet and regulatory approval of a card room plan of operation.

Through December 31, 2006, we made aggregate capital contributions in North Metro of approximately $9.7 million (exclusive of legal and other fees), which includes $7.4 million invested in October 2005 in connection with North Metro’s acquisition of the real property for this project.

We have determined that North Metro is a variable interest entity in accordance with Financial Accounting Standards Board  Interpretation No. 46, “Consolidation of Variable Interest Entities’’ (“FIN 46”) and subsequent revision FIN 46R. We determined that the Company is the primary beneficiary for this entity within the meaning of FIN 46(R), and accordingly began consolidating the financial statements of North Metro effective in October 2005. At December 31, 2006, our at-risk investment in North Metro is $9.7 million.

Binion’s Horseshoe Hotel and Casino

On March 11, 2004, we acquired Binion’s Horseshoe Hotel and Casino in downtown Las Vegas and entered into a Joint Operating License Agreement with an affiliate of Harrah’s Entertainment, Inc. (“Harrah’s”). Our wholly-owned subsidiary, Speakeasy Gaming of Fremont, Inc., obtained title to the property and equipment for $20.0 million (exclusive of transaction costs approximating $658,000), free and clear of all debts, subject to increase by $5.0 million if, at the termination of this agreement, Harrah’s achieved certain operational milestones. In addition, we purchased for $1.8 million a parcel of land previously subject to a ground lease, and assumed or entered into ground leases for certain portions of the acreage upon which the property is situated. The leases expire on various dates through 2074, with remaining terms ranging from 25 to 68 years and aggregate current annual rentals of approximately $6.5 million, which are subject to certain periodic increases. Harrah’s served as the primary day-to-day operator of the property on an interim basis, subject to certain oversight and review by a joint committee of the two companies. During the term of the agreement, which ended March 10, 2005, we received guaranteed payments, net of all of the property’s operating expenses including the ground leases. During 2005 and 2004, we received $428,000 and $2.1 million, respectively, pursuant to the Joint Operating Lease Agreement. We took over the operations at Binion’s on March 10, 2005 and renamed it Binion’s Gambling Hall & Hotel.

With respect to the additional $5 million purchase price, we do not believe that Harrah’s achieved the specified operational milestones and therefore have not paid the $5 million. We accrued the $5 million at March 31, 2005 as additional purchase price. This accrued (noncash) amount was not reflected in the 2005 consolidated statement of cash flows. On May 5, 2006, Harrah’s served a complaint on us claiming its right to the $5 million together with pre- and post-judgment interest and attorneys’ fees. This complaint is discussed in greater detail in Note 8, “Commitments and Contingencies.”

We have not included pro forma information utilizing historical financial data because we did not believe such information would be indicative of future operations, particularly in light of the fact that we would not be operating the Binion’s property for at least one year after the acquisition.

Presque Isle Downs and Casino

In March 2005, we acquired approximately 160 acres of real property in Erie, Pennsylvania for approximately $6.4 million in connection with our construction of Presque Isle Downs on Route 97 in Summit Township. This amount is classified as property and equipment on our consolidated balance sheets.

As alternative sites to build Presque Isle Downs, we acquired 229 acres of real property, known as the International Paper site for $2.7 million in October 2004. On October 10, 2005, we completed the sale of all but approximately 24 acres of this site for $4.0 million. The sale, after consideration of closing costs, legal fees and engineering services in the aggregate amount of approximately $1.2 million, resulted in a gain of approximately $132,000. In addition, we entered into a loan agreement in March 2002 whereby we advanced $2 million to a third-party for the purpose of acquiring real property, known as the Green Shingle site, as another alternative site. In February 2007, the title to the property was transferred to the Company in full satisfaction of the amounts outstanding under the note. The capitalized costs related to these alternative sites aggregated $5.4 million at December 31, 2006 and are classified as deposits and other on our consolidated balance sheets.

Other

In June 2006, we incurred a loss on disposal of property of $268,000 related to land options and related legal and other costs associated with an unrealized development opportunity.

Additionally during 2005, we sold property for $710,000 that, after closing costs, resulted in a gain of $454,000; and we disposed of certain equipment and expensed certain land options and related legal and other costs that resulted in a loss of $510,000.

5.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2006	2005
	(dollars in thousands)
Land	$44,881	$44,903
Building and improvements	165,289	163,924
Equipment	98,652	90,942
Furniture and fixtures	18,568	17,144
Construction in progress	166,429	33,862
	493,819	350,775
Less accumulated depreciation	(115,893)	(94,608)
	$377,926	$256,167

Depreciation expense charged to operations related to property and equipment during the years ended December 31, 2006, 2005 and 2004 was approximately $23.2 million, $22.7 million and $19.5 million, respectively.

6.   GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying value, accumulated amortization and net book value of each major component of our goodwill and other intangible assets at December 31 was as follows:

	2006			2005
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Value	Amortization	Value
	(dollars in thousands)
Goodwill	$3,774	$2,282	$1,492	$3,774	$2,282	$1,492
Licensing costs	22,987	721	22,266	20,713	721	19,992
	$26,761	$3,003	$23,758	$24,487	$3,003	$21,484

The accumulated amortization related to goodwill and licensing costs was expensed prior to our adoption of the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets effective January 1, 2002. There was no amortization expense related to goodwill or other intangible assets for the years ended December 31, 2006, 2005 and 2004.

7.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt at December 31 is summarized as follows:

	2006	2005
	(dollars in thousands)
Senior unsecured notes (net)	$129,279	$129,058
Senior subordinated notes	125,000	—
Credit agreement	—	20,000
Promissory notes and other long-term debt	23,629	4,382
Capital lease obligations	194	3
	278,102	153,443
Less current portion	(6,133)	(477)
Long-term portion	$271,969	$152,966

Senior Unsecured Notes

On March 25, 2003, we consummated the private sale of $130 million of 9.75% senior unsecured notes that were priced at 98.806% pursuant to SEC Rule 144A, which we subsequently exchanged for registered notes. The net proceeds after discounts, fees and expenses of the offering were approximately $123.9 million, of which $93.4 million was used to repay all amounts outstanding and due under the Second Amended and Restated Credit Agreement. The remaining proceeds were for general corporate purposes, including the acquisition of Scioto Downs. The senior unsecured notes mature on April 1, 2010. On or after April 1, 2007, we may redeem all or a portion of the senior unsecured notes at a premium that will decrease over time as set forth in the agreement, plus accrued and unpaid interest. The discount is being amortized over the term of the notes and is included in interest expense.

Senior Subordinated Notes

On May 25, 2006, we consummated the private sale of $125 million of 9% senior subordinated notes pursuant to SEC Rule 144A. We subsequently exchanged the notes for registered notes on December 27, 2006. The net proceeds after fees and expenses were $123.2 million, of which $38.6 million was used to repay all outstanding borrowings, including accrued interest, under the Fourth Amended and Restated Credit Agreement. The remaining proceeds were available to finance construction of Presque Isle Downs or for general corporate purposes. The remaining net proceeds totaled $12.7 million at December 31, 2006.

The senior subordinated notes mature in their entirety on June 1, 2012. At any time on or after June 1, 2009, we may redeem all or a portion of the notes at a premium that will decrease over time (104.5% to 100%) as set forth in the agreement, plus accrued and unpaid interest. At any time prior to June 1, 2009, we may redeem up to 35% of the aggregate principal amount of the notes (subject to certain limitations as specified in the agreement) at a redemption price of 109% of the principal amount, plus accrued and unpaid interest, with the net cash proceeds of public offerings of our common stock. However, the Fifth Amended and Restated Credit Agreement restricts our ability to redeem the notes.

Credit Agreement

On September 22, 2006, we entered the Fifth Amended and Restated Credit Agreement with Wells Fargo Bank, NA. This credit agreement replaced the Fourth Amended and Restated Credit Agreement, as amended, which was entered into on December 27, 2005; which replaced the Third Amended and Restated Credit Agreement, as amended, which was entered into on March 28, 2003.

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

The credit agreement also provides that in the event estimated costs to complete a development project exceed available funding sources (as defined) for two consecutive monthly periods, no additional borrowings, swingline advances or letters of credit would be advanced or issued until we demonstrate that available funding sources exceeded the estimated costs to complete the project. During this period, the interest rate would be increased by 2% per annum.

The Fifth Amended and Restated Credit Agreement bears interest based, at our option, on either the agent bank’s base rate or LIBOR, in each case plus a margin that is based on our leverage ratio at the time, which will range from 100 to 212.5 basis points for the base rate loans and 175 to 287.5 basis points for the LIBOR loans. The Fifth Amended and Restated Credit Agreement also modified certain covenants that were included in the Fourth Amended and Restated Credit Agreement to reflect among other things, the issuance of the senior subordinated notes. We must also pay a quarterly non-usage commitment fee which is based upon the leverage ratio.

Obligations under the credit agreement are guaranteed by each of our operating subsidiaries. Borrowings under the credit agreement and the subsidiary guarantees are secured by substantially all of our assets and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees.

The credit agreement contains customary affirmative and negative covenants that include the requirement that we satisfy, on a consolidated basis, specified quarterly financial tests. The credit agreement likewise requires us, prior to October 1, 2009, to refinance our senior unsecured notes with other unsecured indebtedness having a maturity no earlier than 2012. Under the credit agreement, we must spend a minimum of 1% and a maximum of 6% of gross revenues derived from the previous fiscal year on maintenance of our properties.

As a result of the classification of obligations relating to the purchase of gaming equipment for Presque Isle Downs as long-term debt at December 31, 2006 (as discussed below), we were not in compliance with the leverage ratio under the Fifth Amended and Restated Credit Agreement as of December 31, 2006. We have obtained the necessary waiver of this covenant as of December 31, 2006. However, we did not request a waiver for subsequent periods since the covenants permit us to include annualized operating results for Presque Isle Downs once the property has operated for thirty days in a quarter. Presque Isle Downs commenced operations on February 28, 2007. As a result of the inclusion of the Presque Isle Downs’ annualized operating results in the covenant calculation, it is probable that we will be in compliance with such covenant for 2007.

As of December 31, 2006, there were no amounts outstanding under the credit agreement; however, letters of credit for approximately $51.5 million were outstanding, including the $50 million slot license letter of credit for the benefit of the Commonwealth of Pennsylvania. In 2007, we borrowed $75 million under the credit agreement, which includes $50 million paid to the Commonwealth of Pennsylvania on February 21, 2007 for the Presque Isle Downs slot license fee. Upon payment of this fee, the letter of credit was returned.

Other Debt Financing Arrangements

At December 31, 2006, we had liabilities aggregating $19.7 million for the purchase of gaming equipment for Presque Isle Downs. Since we intended and arranged to finance such amounts on a long-term basis, as described below, we reflected such amounts as long-term debt at December 31, 2006.

On January 17, 2007, Presque Isle Downs, Inc. issued a promissory note for $6,556,720 to National City Equipment Finance, a division of National City Commercial Capital, LLC. The funds were used to pay for 457 slot machines that were delivered to Presque Isle Downs in December 2006. Under the terms of the note, we are required to make 36 monthly installments of principal and interest in the amount of $208,988 beginning on May 17, 2007 through April 17, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is 7.83% per annum.

On January 17, 2007, Presque Isle Downs, Inc. issued a promissory note for $3,600,000 to CIT Lending Services Corporation. The funds were used to pay for 252 slot machines that were delivered to Presque Isle Downs in December 2006. Under the terms of the note, interest is payable monthly beginning on February 1, 2007; and principal is payable in 36 monthly installments of $100,000 beginning on May 1, 2007 through April 1, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is LIBOR plus 3.25% per annum. At December 31, 2006, the obligation relating to the purchase of these slot machines was $1,919,000, which was net of a $1,681,000 deposit paid by Presque Isle Downs. Accordingly, $1,919,000 is the amount reflected in long-term debt at December 31, 2006.

On January 23 2007, Presque Isle Downs, Inc. issued a promissory note for $1,859,310 to Fifth Third Bank. The funds were used to pay for 146 slot machines that were delivered to Presque Isle Downs in December 2006. Under the terms of the note, we are required to make 36 monthly installments of principal and interest in the amount of $59,331 beginning on May 19, 2007 through April 19, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is 7.90% per annum.

On February 2, 2007, Presque Isle Downs, Inc. issued a promissory note for $9,326,209 to PNC Equipment Finance, LLC. The funds were used to pay for 770 slot machines that were delivered to Presque Isle Downs in December 2006. Under the terms of the note, we are required to make 36 monthly installments of principal and interest in the amount of $298,544 beginning on June 2, 2007 through May 2, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is 8.08% per annum.

In November 2002, in connection with the acquisition of a corporate airplane, we issued a promissory note for $2,524,000, bearing interest at 5.63% per annum. Under the terms of the note, we are required to make 59 monthly payments of $24,236 through October 2007, with a final payment of $1,692,000 due November 2007. As of December 31, 2006 and 2005, there was $1,843,000 and $2,025,000, respectively, outstanding under the promissory note.

In April 1999, Scioto Downs, Inc. entered into a term loan agreement that provides for monthly payments of principal and interest of $30,025 through September 2013. The effective interest rate is 6.25% per annum. The term loan is collateralized by a first mortgage on Scioto Downs’ real property facilities, as well as other personal property, and an assignment of the rents from lease arrangements. At December 31, 2006 and 2005, there was $2,024,000 and $2,083,000, respectively, outstanding under the term loan. The term loan agreement contains an acceleration clause whereby the lender has the right to declare the loan immediately due and payable if, in the lender’s judgment, an event has occurred which is likely to have a material adverse effect on the Company.

Annual Commitments

Scheduled principal payments under all long-term debt and capital lease agreements at December 31, 2006 were as follows:

	Long-Term Debt	Capital Leases
	(dollars in thousands)
2007	$6,000	$133
2008	6,720	61
2009	7,221	—
2010	132,655	—
2011	301	—
Thereafter	125,588	—
Total long-term debt / minimum lease payments	278,485	194
Less amount representing discount and premium, net	(577)	—
	277,908	194
Less current maturities	(6,000)	(133)
Long-term maturities	$271,908	$61

Additional Proposed Financing

We intend to finance our current and future expansion projects primarily with cash flow from operations, borrowings under our credit facility and cash on hand, including the remaining proceeds of our senior subordinated notes, and additional financing that we anticipate will be required. In order to borrow an amount in excess of that permitted by the debt incurrence test provided by the indentures governing our senior secured notes and senior subordinated notes, we would require the prior consents of the holders of at least a majority in aggregate principal amount of our outstanding senior unsecured notes and our senior subordinated notes that are not owned by the Company or any of its affiliates.

8.   COMMITMENTS AND CONTINGENCIES

Bond Requirements

Mountaineer is required to maintain bonds in the aggregate amount of $800,000 for the benefit of the West Virginia Lottery Commission through June 30, 2007. The bonding requirements have been satisfied via the issuance of surety bonds (collateralized by certain bank deposits) and a letter of credit. Presque Isle Downs is also required to maintain a slot machine payment bond for the benefit of the Commonwealth of Pennsylvania in the amount of $1 million. The bonding requirement has been satisfied via the issuance of a surety bond.

Operating and Land Leases

We lease equipment, including some of our slot machines, timing and photo finish equipment, videotape and closed circuit television equipment, and certain parimutuel equipment under operating leases. For the years ended December 31, 2006, 2005, and 2004, total rental expense under these leases was approximately $0.8 million, $1.1 million, and $1.0 million, respectively.

As discussed in Note 4, in connection with the Binion’s acquisition we assumed or entered into ground leases for certain portions of the acreage upon which the property is situated. The leases expire on various dates through 2074, with remaining terms ranging from 24 to 68 years and aggregate current annual rentals of approximately $6.5 million, which are subject to certain periodic increases. Effective with our takeover of Binion’s operations on March 10, 2005, we commenced making the land lease payments.

Jackson Trotting leases racing facilities at Jackson County Fairgrounds for a term of eight years ending December 31, 2012. Rentals include certain base amounts, subject to annual increases, as well as percentages of live and simulcasting parimutuel wagering handle. The minimum combined live and simulcast rental is $85,000. We are also required to make certain capital expenditures during the course of the lease.

Future Minimum Lease Payments

Future annual minimum payments under all material operating and land leases at December 31, 2006 were as follows:

	Operating	Land
	(dollars in thousands)
2007	$649	$6,494
2008	547	6,515
2009	497	6,734
2010	413	6,800
2011	239	6,938
Thereafter	—	431,700

Litigation

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

On January 17, 2006, Gary Birzer, a jockey who was injured during a race at Mountaineer in July 2004, filed a first amended complaint in which he alleges that Mountaineer was negligent in its design, construction and maintenance of the racetrack as well as in its administration of races. Mr. Birzer seeks medical expenses to date of $550,000, future medical expenses, unspecified lost wages and other damages resulting from his injuries. Mr. Birzer seeks in excess of $10 million in damages. Mr. Birzer’s wife seeks $2 million for loss of consortium. Mountaineer has answered the complaint, denying any negligence or wrongdoing and further alleging that Mr. Birzer’s injuries, to the extent the result of negligence, resulted from Mr. Birzer’s own negligence or the negligence of others. Though the complaint is unclear as to the basis for liability against the Company, it appears that the Company was named a defendant because it is Mountaineer’s parent company and allegedly conspired with the other defendants to cause Mr. Birzer’s injuries.

On December 11, 2006, Citizens Against Gambling Subsidies, purportedly a newly-formed, Pennsylvania not-for-profit corporation, filed a petition challenging the Pennsylvania Gaming Control Board’s (“PGCB) November 7, 2006 Order approving the issuance of a Category 1 Slot Machine Operator’s license to Presque Isle Downs. Presque Isle Downs intervened in the action and sought summary disposition as well as expedited consideration. The PGCB joined in Presque Isle Downs’ motions. By order dated February 7, 2007, the Court granted the joint motions to expedite and for summary relief, quashed the petition, and relinquished jurisdiction. On February 23, 2007, the Court issued its unanimous opinion setting forth the reasons for its decision. On March 9, 2007, the petitioners filed an Application for Reargument.

We are also party to various lawsuits, which have arisen in the normal course of our business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on our financial condition or results of operations.

Presque Isle Downs

We anticipate incurring a total of approximately $282 million to build Presque Isle Downs, which includes land acquisition and construction costs, gaming and operations equipment, licensing fee, pre-opening expenses and all other costs associated with the project, of which approximately $166 million has been incurred through December 31, 2006. This estimate does not include anticipated proceeds from the sale of the alternative sites or any contributions from the local economic development authority.

On February 21, 2007, Presque Isle Downs paid a $50 million slot license fee to the Commonwealth of Pennsylvania. Upon payment of this fee, our $50 million slot license letter of credit was returned and cancelled.

On October 23, 2006, we entered into an agreement to buy out a 2001 agreement, which had allocated 3% of EBITDA from Presque Isle Downs to a development consultant, for $4.2 million. Of this amount, $100,000 was paid on October 27, 2006 and $4.1 million was paid on February 27, 2007.

In connection with planned infrastructure improvements at Presque Isle Downs, we were required to establish an escrow deposit for the benefit of the Pennsylvania Department of Transportation. At December 31, 2006, the deposit amounted to $5.0 million, of which 80% will be returned to us upon completion of the improvements and the remaining 20% will be returned two years thereafter.

Upon the earlier of commencement of parimutuel operations or one year after commencement of slot machine gaming operations at Presque Isle Downs, we are required to purchase a nearby off-track wagering facility for $7 million.

We have financed development and construction costs of Presque Isle with cash flow from operations, borrowings under our credit facility and cash on hand, including the remaining proceeds of the senior subordinated notes.  We currently anticipate that we will incur approximately $116 million in 2007 to complete the development and construction of Presque Isle Downs, and another $18-$20 million to meet our other capital spending requirements. In addition to cash flow from operations, borrowings under our credit facility and cash on hand, we anticipate that we will need to obtain additional financing of approximately $20 million by late-April, 2007.

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

In October 2004, we acquired 229 acres of real property as an alternative site to build Presque Isle Downs, known as the International Paper site. In October 2005, we completed the sale of all but approximately 24 acres of this site for $4.0 million to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is managed by the municipality (the “GEIDC”). Although the sales agreement was subject to, among other things, our release (by International Paper Company and the PaDEP) from our obligations under the consent order (as discussed below), we waived this closing condition.

In connection with the acquisition of the International Paper site, we entered into a consent order with the Pennsylvania Department of Environmental Protection (the “PaDEP”) regarding a proposed environmental remediation plan for the site. The proposed plan was based upon a “baseline environmental report” and it was estimated that such remediation would cost approximately $3.0 million. The GEIDC assumed primary responsibility for the obligations under the consent order relating to the property they acquired. GEIDC has agreed to indemnify us from any breach by GEIDC of its obligation under the consent order. However, we have been advised by the PaDEP that we have not been released from liability and responsibility under the consent order. A revised estimate of the remediation costs cannot be determined at this time since such a determination will be dependent upon the development activities of the GEIDC.

North Metro Harness

The construction of the North Metro project, including furniture, fixtures and equipment, is estimated to cost approximately $62.5 million (approximately $40 million going forward), $41.7 million of which we expect to be separately financed without recourse to us, although we may elect to provide a credit enhancement or make additional investments. Through December 31, 2006, we made aggregate capital contributions in North Metro of approximately $9.7 million (exclusive of legal and other fees). In connection with the $41.7 million financing commitment for North Metro, we will be required to make additional capital contributions up to an aggregate total of approximately $12.5 million.

Agreements with Horsemen and Parimutuel Clerks

The Federal Interstate Horse Racing Act, the state racing laws in West Virginia, Ohio, Pennsylvania, Michigan and Minnesota require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a “proceeds agreement”) with a representative of a majority of the horse owners and trainers and with a representative of a majority of the parimutuel clerks. In Pennsylvania, we must have an agreement with the representative of the horse owners. We have the requisite agreements in place with the Mountaineer

Horsemen until December 31, 2009. With respect to the Mountaineer parimutuel clerks, we have a labor agreement in force until November 30, 2008, however, our proceeds agreement with the Mountaineer parimutuel clerks expires on April 14, 2008. We are required to have a proceeds agreement in effect on July 1 of each year with the horsemen and the parimutuel clerks as a condition to renewal of our video lottery license for such year. Therefore, prior to July 1, 2008, we would need to enter into a new proceeds agreement with the parimutuel clerks’ union or obtain an extension of the existing proceeds agreement. If no new proceeds agreement or extension is in place as of July 1, 2008, Mountaineer’s application for renewal of its video lottery license could be denied, in which case Mountaineer would not be permitted to operate its slot machines. With respect to the Scioto horsemen, the agreement with the Horsemen’s Benevolent & Protective Association is effective until November 29, 2012, and the agreement with the Ohio Harness Horsemen’s Association provides for automatic annual renewals. Jackson Trotting Association, LLC has the requisite agreements in place until December 31, 2008. Presque Isle Downs has the requisite agreement in place with the Pennsylvania Horsemen’s Benevolent and Protective Association until December 31, 2009, with automatic two-year renewals unless either party provides written notice of termination at least ninety (90) days prior to the scheduled renewal date. With the exception of the Mountaineer and Presque Isle Downs horsemen’s agreements and the agreement between Mountaineer and the parimutuel clerks’ union described above, each of the agreements referred to in this paragraph may be terminated upon written notice by either party. North Metro Harness has entered into a horsemen’s agreement effective for a term of six years from the date of commencement of racing operations.

Officer Employment Agreement and Deferred Compensation Agreement

On October 19, 2006, we entered into a two-year employment agreement with our President and Chief Executive Officer, Edson R. Arneault. The two-year term of the employment agreement commenced on January 1, 2007. The employment agreement provides for, among other things, (i) an annual base salary of $1,140,000, (ii) a semi-annual bonus of $50,000, (iii) an annual performance bonus equivalent to a minimum of 75% of the annual base salary and up to 200% of the annual base salary, based on the achievement of certain performance criteria as approved by our Board of Directors, (iv) the payment of health insurance, other employee benefits and certain fringe benefits, and (v) the non-exclusive option to purchase a company-owned residence (for the higher of the fair market value or the Company’s net book value).

Upon the termination of Mr. Arneault’s previous employment agreement, any obligations that had been incurred but not paid will be paid into a Rabbi Trust by May 1, 2007, including but not limited to the amounts owed under the annual bonus and long-term bonus provisions. As of December 31, 2006, we expect to pay approximately $7.6 million into the Rabbi Trust. This amount was fully accrued at December 31, 2006.

The employment agreement provides that if Mr. Arneault’s period of employment is terminated by reason of death or physical or mental incapacity, we will continue to pay Mr. Arneault or his estate the compensation otherwise payable to him for a period of two years. If his period of employment is terminated for a reason other than death or physical or mental incapacity or for cause, we will continue to pay Mr. Arneault the compensation that otherwise would have been due him for the remaining period of the employment agreement. If Mr. Arneault’s period of employment is terminated for cause, we will have no further obligation to pay him, other than compensation unpaid at the date of termination.

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

On October 19, 2006, we also entered into an amendment to the deferred compensation agreement with Mr. Arneault dated as of January 1, 1999. The amendment provides that if Mr. Arneault’s employment is terminated other than for cause, or if the new employment agreement expires, we will pay the premiums for insurance policies underlying the deferred compensation agreement until Mr. Arneault reaches the age of sixty-five (65). Pursuant to the terms of this agreement, the Company purchased a life insurance policy on Mr. Arneault’s life (face amount of $4.3 million and annual premium of $150,000). The owner of the policy is the Company.

Other Employment Agreements and Deferred Compensation Agreements

We also entered into various employment agreements during 2006 and 2005 with other employees. We also entered into an additional deferred compensation agreement dated June 1999 whereby we purchased life insurance on an employee’s life (aggregate face amount of $763,000 and aggregate annual premiums of $37,000). The owner of the policy is the Company. The employee will also be entitled, after the Company recoups the aggregate premiums paid, to an annual benefit, as defined, upon retirement, death or termination from the cash value of the insurance policies.

9.   RETIREMENT PLANS

Mountaineer has a qualified defined contribution plan covering substantially all of its employees. The plan was ratified retroactively on March 18, 1994 by West Virginia legislation. Plan contributions are based on ¼% of the race track and simulcast wagering handles, and approximately ½% of the net win from gaming operations beginning March 18, 1994. Effective in July 2005, West Virginia legislation increased the portion of the racetracks’ net win that is contributed into the Plan from ½% to 1%, which is applied to the net win until the racetrack reaches its Excess Net Terminal Income threshold. For Mountaineer, the threshold is fixed at approximately $160.0 million. Contributions to the plan for the years ended December 31, 2006, 2005 and 2004 were $2,227,000, $1,905,000 and $1,382,000, respectively.

Scioto Downs sponsors a noncontributory defined-benefit plan covering all full-time employees meeting certain age and service requirements. On May 31, 2001, the plan was amended to freeze eligibility, accrual of years of service and benefits. Scioto Downs’ pension income amounted to $42,000, $34,000 and $60,000 for 2006, 2005 and 2004, respectively. As of December 31, 2006, the fair value of the plan assets were $1,533,000 and benefit obligations were $1,180,000, resulting in a funded status excess of $353,000. As of December 31, 2005, the funded status excess was $311,000. During 2006 and 2005, we did not make cash contributions to the Scioto Downs pension plan.

Scioto Downs also has a 401(k) savings plan covering substantially all full-time employees. Scioto Downs expensed matching contributions of $49,000, $47,000 and $51,000 in 2006, 2005 and 2004, respectively.

10.   OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following at December 31:

	2006	2005
	(dollars in thousands)
HHLV Management Company, LLC.	$5,000	$5,000
Southwest Casino and Hotel Corporation.	—	1,656
Accrued real estate taxes	—	1,072
Other	8,248	7,592
	$13,248	$15,320

11.   ADVERTISING COSTS

Advertising costs for the years ended December 31, 2006, 2005 and 2004 were $12,747,000, $10,951,000 and $9,667,000, respectively, net of advertising grants received from the State of West Virginia of $1,036,000, $1,127,000 and $1,743,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

12.   SHAREHOLDERS’ EQUITY

Limitations on Dividends

We are prohibited from paying any dividends without our lenders’ consent. We currently intend to retain all earnings, if any, to finance and expand its operations.

Common Stock

During 2005, we repurchased 1,281,200 shares of our common stock in market transactions pursuant to SEC Rule 10b-18 for $10,997,000. These shares were canceled and returned to authorized but unissued status upon their repurchase. There were no stock repurchases during 2006 or 2004.

Stock Options

We granted nonqualified options to purchase 40,000, 35,000 and 25,000 shares of our common stock to employees pursuant to employment agreements during 2006, 2005 and 2004, respectively. Additionally, in 2005 we granted nonqualified options to purchase 190,000 shares of our common stock to employees pursuant to the 2004 Employee Stock Incentive Plan. The exercise price was $11.30 per share, which was the market price on the date of grant as quoted on the NASDAQ stock market. The options vest immediately and have a term of ten years.

On July 21, 2005, our shareholders ratified the 2005 Stock Incentive Plan and reserved 200,000 shares of our common stock for issuance under the plan. No options or shares have been granted under the 2005 plan.

On July 22, 2004, our shareholders ratified the 2004 Stock Incentive Plan and reserved 200,000 shares of our common stock for issuance under the plan.

Stock option activity during each of the three years ended December 31 is summarized as follows:

	Number of Option Shares	Exercise Price Range Per Share		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
					(in years)	(in thousands)
Balance, December 31, 2003	1,826,500	$2.00 – $15.00	(1)	$2.95
Granted	25,000	$9.02		$9.02
Canceled	—	—		—
Exercised	(714,000)	$2.00 – $ 7.30		$2.31
Expired	—	—		—
Balance, December 31, 2004	1,137,500	$2.50 – $15.00		$4.21
Granted	225,000	$6.64 – $11.40		$9.02
Canceled	—	—		—
Exercised	(112,116)	$2.50 – $ 8.00		$4.79
Expired	—	—		—
Balance, December 31, 2005	1,250,384	$2.50 – $15.00		$6.66
Granted	40,000	$9.58		$9.58
Canceled	(55,000)	$7.30 – $11.40		$8.24
Exercised	(60,850)	$2.50 – $ 9.02		$6.72
Expired	(25,000)	$10.85		$10.85
Balance, December 31, 2006	1,149,534	$2.50 – $15.00		$6.59	5.04	$6,572
Exercisable, December 31, 2006	1,109,534			$6.49	4.87	$6,467

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercised during 2006, 2005 and 2004 was $224,000, $833,000 and $5,177,000, respectively. Shares issued for stock option exercises are issued from authorized, unissued shares.

Net cash proceeds from the exercise of stock options were $409,000, $703,000 and $1,646,000 for 2006, 2005 and 2004, respectively. The income tax benefit realized from stock options exercised totaled $79,000, $247,000 and $1,812,000, respectively, for the same periods.

The weighted average grant date fair value of the 40,000 options granted during 2006 was $222,000. The fair value of the 63,343 options vested during 2006 was $348,000. The total compensation cost related to nonvested awards not yet recognized was $204,000. This cost is expected to be recognized over the remaining vesting periods which will not exceed three years.Total stock compensation expense recognized during 2006 was $157,000 ($102,000 net of tax).

13.   INCOME TAXES

Provision for income taxes during each of the three years ended December 31 is summarized as follows:

	2006	2005	2004
	(dollars in thousands)
Current Federal	$10,024	$8,385	$7,338
Deferred Federal	(4,935)	(2,562)	929
Provision for income taxes	$5,089	$5,823	$8,267

A reconciliation of the expected statutory federal income tax provision to the provision for income taxes during each of the years ended December 31 was as follows:

	2006	2005	2004
Provision for income taxes at a federal statutory rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
Permanent items not deductible for income tax purposes	20.6	3.9%	2.6%
Deferred tax adjustment	—	2.2	—
Other	(1.1)%	(1.8)%	(1.2)%
Provision for income taxes	54.5%	42.9%	36.4%

The increase in the permanent items not deductible for income tax purposes resulted primarily for the payments of nondeductible expenses in the amount of $3.1 million related to our support of a slot referendum in Ohio. In addition, we determined that certain tax deductions associated with the exercise of employee stock options may be subject to limitation and not be deductible (162(m) tax adjustment). Accordingly, we recorded additional federal income tax liability of $3.0 million and correspondingly reduced additional paid-in capital for the tax benefits during the year ended December 31, 2006.

Significant components of our net deferred taxes at December 31 were as follows:

	2006	2005
	(dollars in thousands)
Deferred tax assets:
Accrued liabilities	$809	$769
Deferred compensation	3,389	2,818
Basis difference in property and equipment	835	418
Net operating loss carryforward	1,064	1,361
Deferred expenses	1,243	—
Other	271	196
	7,611	5,562
Valuation allowance	(343)	—
Deferred tax assets	$7,268	$5,562
Deferred tax liabilities:
Prepaid pension	$(123)	$(134)
Tax basis of goodwill in excess of book	—	(673)
Basis difference in property and equipment	(2,637)	(2,860)
Tax depreciation in excess of book	(7,292)	(9,482)
Other	(3)	(159)
Deferred tax liabilities	$(10,055)	$(13,308)

A valuation allowance of $343,000 was provided at December 31, 2006 for state deferred tax benefits.

At December 31, 2006, the Company has, for federal income tax purposes, approximately $59,000 in alternative minimum tax credit carryforwards and approximately $3.0 million in net operating loss carryforwards. The net operating loss carryforwards expire over the years 2010 through 2022. The use of the net operating loss carryforwards will be limited by Section 382 of the Internal Revenue Code. The alternative minimum tax credit can be carried forward indefinitely.

14.   QUARTERLY DATA (UNAUDITED)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands)
2006:
Revenues	$95,447	$97,308	$100,717	$89,138
Less promotional allowances	(2,456)	(2,380)	(2,499)	(2,441)
Net revenues	92,991	94,928	98,218	86,697
Gross profit	34,144	32,408	35,852	31,011
Operating income	8,825	4,927	6,420	4,652
Net income	$3,353	$472	$103	$518
Basic net income per common share	$0.12	$0.02	$0.00	$0.02
Diluted net income per common share	$0.12	$0.02	$0.00	$0.02
Weighted average shares outstanding—basic	27,446,878	27,494,705	27,498,026	27,500,050
Weighted average shares outstanding—diluted	27,730,623	27,758,279	27,731,067	27,807,840

	Quarter Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands)
2005:
Revenues	$77,853	$97,524	$98,161	$84,829
Less promotional allowances	(1,357)	(2,101)	(2,513)	(2,412)
Net revenues	76,496	95,423	95,648	82,417
Gross profit	27,717	32,066	34,784	29,302
Operating income	8,051	6,161	9,064	4,081
Net income	$2,883	$1,602	$3,243	$41
Basic net income per common share	$0.10	$0.06	$0.11	$0.00
Diluted net income per common share	$0.10	$0.06	$0.11	$0.00
Weighted average shares outstanding—basic	28,619,868	28,685,039	28,434,006	27,476,743
Weighted average shares outstanding—diluted	28,990,665	29,014,264	28,724,012	27,696,815

Common Stock Prices

	Per Quarter
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2006:
High	$10.41	$10.42	$9.50	$12.49
Low	9.75	9.10	7.36	9.24
2005:
High	$12.56	$13.07	$12.09	$10.50
Low	10.42	10.03	7.63	6.39

15.   SUBSEQUENT EVENT

On February 9, 2007, Speakeasy Gaming of Las Vegas, Inc., our wholly-owned subsidiary, and Mandekic Companies, LLC entered into a Purchase and Sale Agreement providing for the sale of the Ramada Inn and Speedway Casino for $18,175,000 in cash. The transaction is subject to customary conditions, including the approval of the Nevada Gaming Commission and the City of North Las Vegas. Currently, Mandekic Companies, LLC is not licensed to conduct gaming operations in Nevada. Due diligence has been completed by the buyer and the closing is expected to take place within thirty days after the receipt of all regulatory approvals, which the buyer must obtain within one year (but which the buyer may extend for up to an additional six months).

MTR GAMING GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B Balance at Beginning of Period	Column C Additions(1)	Column D Deductions(2)	Column E Balance at End of Period
Year ended December 31, 2006:
Allowance for doubtful accounts receivable	$121,000	$164,000	$156,000	$129,000
Year ended December 31, 2005:
Allowance for doubtful accounts receivable	$91,000	$339,000	$309,000	$121,000
Year ended December 31, 2004:
Allowance for doubtful accounts receivable	$152,000	$175,000	$236,000	$91,000

(1)          Amounts charged to costs and expenses.

(2)          Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

EXHIBIT NO.	ITEM TITLE
3.1	Restated Certificate of Incorporation for Winner’s Entertainment, Inc. dated August, 17, 1993 (incorporated by reference to our Form 10-K for the fiscal year ended December 31, 1993).
3.2	Amended By Laws (incorporated by reference to our report on Form 8-K filed February 20, 1998).
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Winner’s Entertainment, Inc. dated October 10, 1996 (incorporated by reference to our report on Form 8-K filed November 1, 1996).
4.1	Excerpt from Common Stock Certificates (incorporated by reference to our report on Form 10-K filed March 30, 2001).
4.2

Indenture dated March 25, 2003 entered into by the Company, the Guarantors (as defined in the Indenture) and Wells Fargo Bank Minnesota, National Association, as Trustee [exhibits and annexes omitted] (incorporated by reference to our report on Form 10-K filed March 31, 2003).

4.3

Supplemental Indenture dated as of July 31, 2003 by and between Scioto Downs, Inc., as Additional Guarantor, and Wells Fargo Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 4.3 of our registration statement on Form S-4 (Amendment No. 1), filed August 6, 2003 (Registration No. 333-105528)).

4.4

Supplemental Indenture dated as of April 23, 2004, by and between Speakeasy Gaming of Fremont, Inc., as Additional Guarantor, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to our report on Form 10-Q for the quarter ended March 31, 2004).

4.5

Supplemental Indenture dated as of January 11, 2006 by and between Jackson Racing, Inc., as Additional Guarantor, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to our report on Form 10-K filed March 29, 2006).

4.6

Supplemental Indenture dated May 12, 2006, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors), and Wells Fargo Bank, N.A. (incorporated by reference to our report on Form 10-Q for the quarter ended June 30, 2006).

4.7

Supplemental Indenture dated May 17, 2006, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. (incorporated by reference to our report on Form 10-Q for the quarter ended June 30, 2006).

4.8

Indenture dated May 25, 2006, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A., including forms of the Note and the Guarantee (incorporated by reference to our report on Form 8-K filed May 26, 2006).

4.9

Purchase Agreement dated May 22, 2006, by and among the Company, certain of its wholly-owned subsidiaries (as guarantors of the Company), Jefferies and Wells Fargo (incorporated by reference to our report on Form 8-K filed May 26, 2006).

4.10

Registration Rights Amendment dated May 25, 2006, executed by the Company, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., Speakeasy Gaming of Fremont, Inc., Jackson Racing, Inc. and MTR-Harness, Inc. (incorporated by reference to our report on Form 8-K filed May 26, 2006).

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

10.5	MTR Gaming Group, Inc. 2002 Employee Stock Incentive Plan (incorporated by reference to our report on Form 10-Q for the quarter ended September 30, 2002).
10.6

Promissory Note made by MTR Gaming Group, Inc. in favor of Wells Fargo Equipment Finance, Inc. in connection with the purchase by the Company of an airplane (incorporated by reference to our Form 10-K filed March 31, 2003).

10.7

Agreement dated January 7, 2004 between Mountaineer Park, Inc. and Racetrack Employees Union Local No. 101 [schedules omitted] (incorporated by reference our report on Form 10-Q for the quarter ended March 31, 2004).

10.8

Ground Lease dated as of the Effective Date (as defined in such lease) by and between The Doris E. Hamilton Family Limited Partnership, Darlene J. Staufer, Trustee of the Mable I. Elwell Inter Vivos Trust; Sharon Griffin, Thomas W. Church; Terry Rand McMelroy, Trustee of the Terry McMelroy Trust, and Speakeasy Gaming of Fremont, Inc. (“SGFI”) (incorporated by reference to our report on Form 10-Q for the quarter ended March 31, 2004).

10.9

Ground Lease dated as of March 10, 2004, by and between the Linda Jeanine Isola Present Interest Trust and/or assignees) and SGFI (incorporated by reference to our report on Form 10-Q for the quarter ended March 31, 2004).

10.10

Assignment and Assumption of Lease (Arlington) dated March 11, 2004 by and between the Horseshoe Club Operating Company and SGFI (incorporated by reference to our report on Form 10-K for the year ended December 31, 2004).

10.11

Assignment and Assumption of Lease (Hines/Rittenhouse) dated March 11, 2004 by and between the Horseshoe Club Operating Company and SGFI (incorporated by reference to our report on Form 10-K for the year ended December 31, 2004).

10.12

Assignment and Assumption of Lease (Voulthard/Silvagni) dated March 11, 2004 by and between Horseshoe Club Operating Company and SGFI (incorporated by reference to our report on Form 10-K for the year ended December 31, 2004).

10.13

Assignment and Assumption of Lease (Horseshoe Garage) dated March 11, 2004 by and between Horseshoe Club Operating Company and SGFI (incorporated by reference to our report on Form 10-K for the year ended December 31, 2004).

10.14

Member Control Agreement of North Metro Harness Initiative, LLC dated as of June 8, 2004 by and among Southwest Casino and Hotel Corp., MTR-Harness, LLC, and MTR Gaming Group, Inc. (incorporated by reference to our report on Form 10-Q for the quarter ended June 30, 2004).

10.15	2004 Stock Incentive Plan (Incorporated by reference to our Proxy Statement filed June 18, 2004).
10.16	2005 Stock Incentive Plan (incorporated by reference to our Proxy Statement filed June 17, 2005).
10.17

Universal Lease Agreement dated December 5, 2005 by and between Jackson Trotting Association, LLC and Jackson County Fairgrounds (incorporated by reference to our report on Form 10-K for the year ended December 31, 2005).

10.18

Second Amendment to the Fourth Amended and Restated Credit Agreement dated March 31, 2006, by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to our report on Form 8-K filed April 3, 2006).

10.19

Revolving Credit Note (First Restated) dated March 31, 2006, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (incorporated by reference to our report on Form 8-K filed April 3, 2006).

10.20

Fifth Amended and Restated Credit Agreement dated September 22, 2006, by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to our report on Form 8-K filed September 27, 2006).

10.21

Revolving Credit Note (First Restated) dated September 22, 2006, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (incorporated by reference to our report on Form 8-K filed September 27, 2006).

10.22

Swingline Note dated September 22, 2006, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (incorporated by reference to our report on Form 8-K filed September 27, 2006).

10.23	Employment Agreement dated October 19, 2006, by and between the Registrant and Edson R. Arneault (incorporated by reference to our report on Form 8-K filed October 23, 2006).
10.24

Second Amendment to Deferred Compensation Agreement dated October 19, 2006, by and between the Registrant and Edson R. Arneault (incorporated by reference to our report on Form 8-K filed October 23, 2006).

10.25

Second Amendment to Fourth Amended and Restated Credit Agreement dated March 31, 2006, by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to our report on Form 8-K filed April 3, 2006).

10.26

Revolving Credit Note (First Restated) dated March 31, 2006, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., and Speakeasy Gaming of Fremont, Inc. (incorporated by reference to our report on Form 8-K filed April 3, 2006).

10.27	Employment Agreement dated October 19, 2006 by and between the Registrant and Edson R. Arneault (incorporated by reference to our report on Form 8-K filed October 24, 2006).
10.28	Second Amendment October 19, 2006 to Deferred Compensation Agreement by and between the Registrant and Edson R. Arneault (incorporated by reference to our report on Form 8-K filed October 24, 2006).
10.29

Purchase and Sale Agreement dated February 9, 2007, by and between Speakeasy Gaming of Las Vegas, Inc. and Mandekic Companies, LLC (incorporated by reference to our report on Form 8-K filed February 14, 2007).

10.30	Agreement dated December 16, 2006 by and between Mountaineer Park, Inc. and Mountaineer Park Horsemen’s Benevolent and Protective Association, Inc. (filed herewith).
10.31	Agreement dated February 22, 2007 by and between Presque Isle Downs, Inc. and the Pennsylvania Horsemen’s Benevolent and Protective Association Inc. (filed herewith).
14.1	Code of Ethics and Business Conduct of the Company (incorporated by reference to our report on Form 10-K for the year ended December 31, 2003).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Certification of Edson R. Arneault pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Edson R. Arneault in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of John W. Bittner, Jr. in accordance with 18 U.S.C. Section 1350 (filed herewith).