Form 10-Q
period 2007-03-31
MTR GAMING GROUP INC
filed 2007-05-15
CIK 834162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

COMMON STOCK, $.00001 PAR VALUE
Class

27,546,560

Outstanding at May 11, 2007

MTR GAMING GROUP, INC.
INDEX FOR FORM 10-Q

PART 1
FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31 2007	December 31 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,972	$21,431
Short-term investments	1,093	12,657
Restricted cash	1,310	898
Accounts receivable, net of allowance for doubtful accounts of $152 in 2007 and $129 in 2006	8,500	7,738
Inventories	4,389	3,651
Deferred financing costs	2,066	2,054
Deferred income taxes	1,262	1,020
Other current assets	5,701	4,952
Total current assets	64,293	54,401
Property and equipment, net	397,318	377,926
Goodwill	1,492	1,492
Other intangibles	72,728	22,266
Deferred financing costs, net of current portion	6,999	7,143
Deposits and other	22,119	15,979
Total assets	$564,949	$479,207
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,990	$12,815
Accounts payable—gaming taxes and assessments	2,287	1,094
Accrued payroll and payroll taxes	3,792	3,625
Accrued income tax liability	5,354	3,866
Accrued interest	10,775	4,182
Other accrued liabilities	14,262	13,248
Construction project liabilities	5,991	15,418
Current portion of long-term debt and capital lease obligations	10,275	6,133
Total current liabilities	63,726	60,381
Long-term debt and capital lease obligations, net of current portion	353,008	271,969
Deferred leasehold obligation	4,980	5,002
Long-term deferred compensation	9,996	9,684
Deferred income taxes	3,436	3,807
Total liabilities	435,146	350,843
Minority interest	6,358	5,380
Shareholders’ equity:
Common stock	—	—
Paid-in capital	59,293	58,985
Retained earnings	64,199	64,046
Accumulated other comprehensive loss	(47)	(47)
Total shareholders’ equity	123,445	122,984
Total liabilities and shareholders’ equity	$564,949	$479,207

MTR GAMING GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31
	2007	2006
Revenues:
Gaming	$92,821	$79,078
Parimutuel commissions	2,759	3,184
Food, beverage and lodging	11,920	11,293
Other	1,957	1,892
Total revenues	109,457	95,447
Less promotional allowances	(2,382)	(2,456)
Net revenues	107,075	92,991
Costs of revenues:
Cost of gaming	54,342	45,075
Cost of parimutuel commissions	2,532	2,748
Cost of food, beverage and lodging	10,654	9,248
Cost of other revenue	1,852	1,776
Total costs of revenues	69,380	58,847
Gross profit	37,695	34,144
Operating expenses:
Marketing and promotions	3,635	2,977
General and administrative	18,808	16,578
Depreciation	6,338	5,835
Loss (gain) on disposal of property	67	(71)
Pre-opening costs	2,922	—
Total operating expenses	31,770	25,319
Operating income	5,925	8,825
Other income (expense):
Other income	1,268	—
Interest income	184	81
Interest expense	(6,332)	(3,462)
Income before provision for income taxes and minority interest	1,045	5,444
Provision for income taxes	(558)	(2,123)
Income before minority interest	487	3,321
Minority interest	72	32
Net Income	$559	$3,353
Net income per share:
Basic	$0.02	$0.12
Diluted	$0.02	$0.12
Weighted average number of shares outstanding:
Basic	27,523,289	27,446,878
Diluted	27,864,146	27,730,623

MTR GAMING GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31
	2007	2006
Cash flows from operating activities:
Net income	$559	$3,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,338	5,835
Amortization of deferred financing fees	572	548
Amortization of deferred leasehold obligation	(22)	(22)
Bad debt expense	23	1
Stock compensation expense	108	94
Deferred income taxes	(31)	(325)
Increase in long-term deferred compensation	312	433
Loss (gain) on disposal of property	67	(71)
Minority interest	(122)	(53)
Changes in operating assets and liabilities:
Accounts receivable	(785)	(617)
Prepaid taxes	—	1,352
Other current assets	(1,487)	(1,043)
Accounts payable	(1,825)	(921)
Accrued liabilities	40	1,334
Net cash provided by operating activities	3,747	9,898
Cash flows from investing activities:
Increase in restricted cash	(412)	(464)
Short-term investments	11,564	—
Payment of Presque Isle Downs slot license fee	(50,000)	—
Deposits and other	(6,592)	(51)
Investments held by minority interest holders	1,100	205
Capital expenditures	(25,807)	(17,031)
Net cash used in investing activities	(70,147)	(17,341)
Cash flows from financing activities:
Proceeds from exercise of stock options	200	21
Financing cost paid	(385)	(305)
Proceeds from issuance of long-term debt	85,260	10,000
Principal payments on long-term debt and capital lease obligations	(134)	(118)
Net cash provided by financing activities	84,941	9,598
Net increase in cash and cash equivalents	18,541	2,155
Cash and cash equivalents, beginning of period	21,431	22,576
Cash and cash equivalents, end of period	$39,972	$24,731
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$186	$505
Income taxes	$150	$—

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain reclassifications have been made to the prior year’s consolidated financial statement presentation to conform to the current presentation, including the reclassification of deferred financing fee amortization to interest expense. These reclassifications did not affect our net income or cash flows.

For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We anticipate incurring a total of approximately $291 million to build Presque Isle Downs, which includes land acquisition and construction costs, gaming and operations equipment, licensing fee, pre-opening expenses and all other costs associated with the project, of which approximately $240 million has been incurred through March 31, 2007. This estimate does not include anticipated proceeds from the sale of excess land holdings or any contributions from the local economic development authority.

On February 21, 2007, Presque Isle Downs paid a $50 million slot license fee to the Commonwealth of Pennsylvania. This amount is included in other intangibles in the accompanying consolidated balance sheet. Upon payment of this fee, our $50 million slot license letter of credit was returned and cancelled. In addition, during the three months ended March 31, 2007, we were required to make deposits in the aggregate amount of $5.8 million to establish accounts with the Commonwealth of Pennsylvania for expenses incurred by the Pennsylvania Gaming Control Board.

On October 23, 2006, we entered into an agreement to buyout a 2001 agreement, which had allocated 3% of EBITDA from Presque Isle Downs to a development consultant, for $4.2 million. Of this amount, $100,000 was paid on October 27, 2006 and $4.1 million was paid on February 27, 2007.

In connection with planned infrastructure improvements at Presque Isle Downs, we were required to establish an escrow deposit for the benefit of the Pennsylvania Department of Transportation. At

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007, the deposit amounted to $5.0 million, of which 80% will be returned to us upon completion of the improvements and the remaining 20% will be returned two years thereafter.

Upon the earlier of commencement of parimutuel operations or February 28, 2008 (one year after commencement of slot machine gaming operations at Presque Isle Downs), we are required to purchase a nearby off-track wagering facility for $7 million.

We have financed development and construction costs of Presque Isle with cash flow from operations, borrowings under our credit facility and cash on hand, including the proceeds of the senior subordinated notes, and equipment financing arrangements. We currently anticipate that we will incur approximately $48 million in 2007 to complete the development and construction of Presque Isle Downs.

In March 2002 we entered into a loan agreement whereby we advanced $2 million to a third-party for the purpose of acquiring real property, known as the Green Shingle site, as an alternative site to build Presque Isle Downs. In February 2007, the title to the property was transferred to Presque Isle Downs in full satisfaction of the amounts outstanding under the note.

NOTE 3—NORTH METRO HARNESS INITIATIVE, LLC

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

The construction of the North Metro project, including furniture, fixtures and equipment, is estimated to cost approximately $62.5 million (approximately $45 million going forward), $41.7 million of which was separately financed without recourse to us, although we may elect to provide a credit enhancement or make additional investments. Through March 31, 2007, we made aggregate capital contributions in North Metro of approximately $10.8 million (exclusive of legal and other fees). In April 2007, we made additional capital contributions that aggregated $1.3 million, which we were required to make in connection with the completion of the $41.7 financing by North Metro. North Metro has started construction and intends to commence racing and card room operations at the earliest practicable date.

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

NOTE 4—EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123R, Share-Based Payment. Statement No. 123R requires all

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Total stock option expense recognized during the three months ended March 31, 2007 and 2006 was $108,000 ($70,000 net of tax) and $94,000 ($57,000 net of tax), respectively. As of March 31, 2007, we had approximately $524,000 of unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted-average period of approximately 2.3 years.

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercised during the three months ended March 31, 2007 and March 31, 2006 was $84,000 and $24,000, respectively.

During the three months ended March 31, 2007, we granted options to purchase 70,000 shares of common stock to employees pursuant to employment agreements.

The stock option activity for the three months ended March 31, 2007 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding December 31, 2006	1,149,534	$6.59
Granted	70,000	11.66
Exercised	(25,000)	8.00
Forfeited	(50,000)	8.58
Outstanding March 31, 2007	1,144,534	$6.79
Exercisable March 31, 2007	1,044,534	$6.40

On April 19, 2007, the Company’s Board of Directors adopted, subject to the approval of our shareholders, the Company’s 2007 Stock Incentive Plan. The Board has reserved 400,000 shares of our common stock for issuance pursuant to the exercise of options issued under the Plan.

On April 27, 2007, the Company’s Compensation Committee granted to eighteen employees options to purchase a total of 133,000 shares of our common stock at a purchase price of $16.27 per share, the Nasdaq Official Close Price on that date. The options have a term of ten years and vest two years after the date of grant.

NOTE 5—INCOME TAXES

Effective January 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax positions are recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 also requires that amounts recognized in the balance sheet related to uncertain tax positions be classified as a current or noncurrent liability, based upon the expected timing of the payment to a taxing authority.

As a result of the implementation of FIN 48, we recognized an increase in our accrued income tax liabilities of $986,000, which was accounted for as a $404,000 reduction to the January 1, 2007 balance of retained earnings and a $582,000 increase in deferred tax assets. Included in the increase in accrued income tax liabilities is approximately $602,000 of accrued interest. The liability for unrecognized tax

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

benefits was approximately $465,000 as of January 1, 2007. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $94,000. We do not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

The Company and its subsidiaries file a consolidated federal income tax return and numerous consolidated and separate income tax returns in various state jurisdictions. We are no longer subject to federal income tax examinations for years before 2003 and are no longer subject to state tax examinations by tax authorities for years before 2003.

We recognize interest expense and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2007, we recognized interest expense of approximately $91,000.

We have determined that certain tax deductions associated with the exercise of employee stock options may be subject to limitation and not be deductible. We intend to continue to pursue all avenues available to maintain the deductibility of these amounts. However, until such time as this matter is resolved, we recorded additional federal income tax liability of $3.0 million and correspondingly reduced additional paid-in capital for the tax benefits during the year ended December 31, 2006.

NOTE 6—LONG-TERM DEBT

Credit Agreement

The Fifth Amended and Restated Credit Agreement, which we entered into on September 22, 2006, has a five year maturity and consists of a senior secured reducing revolving credit facility in the amount of $105 million (including a commitment for an increase of the credit facility up to an additional $50 million subject to certain conditions). Of this amount, $60 million will be available for letters of credit and up to $10 million will be available for short-term funds under a “swing line” facility. The amount that may be borrowed under the credit agreement is subject to a debt incurrence test provided by the indentures governing our senior unsecured notes and senior subordinated notes. Under this test, we believe we can borrow up to a total of approximately $91.4 million of our existing $105 million credit facility. In order to borrow an amount in excess of that, we would require the prior consents of the holders of at least a majority in aggregate principal amount of our outstanding senior unsecured notes and our senior subordinated notes that are not owned by the Company or any of its affiliates.

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

During the three months ended March 31, 2007, we borrowed $75 million under the credit agreement, which included $50 million paid to the Commonwealth of Pennsylvania on February 21, 2007 for the Presque Isle Downs slot license fee. Upon payment of this fee, the previously issued $50 million letter of credit was returned and cancelled. Additionally, letters of credit for approximately $1.5 million were outstanding at March 31, 2007. In May 2007, we borrowed an additional $7 million under the credit agreement.

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Debt Financing Arrangements

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

On January 23, 2007, Presque Isle Downs, Inc. issued a promissory note for $1,859,310 to Fifth Third Bank. The funds were used to pay for 146 slot machines that were delivered to Presque Isle Downs in December 2006. Under the terms of the note, we are required to make 36 monthly installments of principal and interest in the amount of $59,331 beginning on May 19, 2007 through April 19, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is 7.90% per annum.

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

On March 2, 2007, Presque Isle Downs, Inc. issued a promissory note for $4,072,052 to Fifth Third Bank. The funds were used to pay for 325 slot machines that were delivered to Presque Isle Downs in January 2007. Under the terms of the note, we are required to make 36 monthly installments of principal and interest in the amount of $129,916 beginning on July 2, 2007 through  June 2, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is 7.89% per annum.

On January 24, 2007, Presque Isle Downs, Inc. issued a promissory note for $3,715,300 to Fifth Third Bank. The funds, that were advanced in three installments and  were used to pay for the player tracking system that was delivered to Presque Isle Downs in February 2007. Under the terms of the note, we are required to make 36 monthly installments of principal and interest in the amount of $118,582 beginning on May 19, 2007 through April 19, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is 7.91% per annum.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Litigation

On May 5, 2006, HHLV Management Company, LLC, an affiliate of Harrah’s Entertainment, Inc., served a complaint for breach of contract against Speakeasy Gaming of Fremont, Inc. (and MTR Gaming

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On December 11, 2006, Citizens Against Gambling Subsidies, purportedly a newly-formed, Pennsylvania not-for-profit corporation, filed a petition challenging the Pennsylvania Gaming Control Board’s (“PGCB) November 7, 2006 Order approving the issuance of a Category 1 Slot Machine Operator’s license to Presque Isle Downs. Presque Isle Downs intervened in the action and sought summary disposition as well as expedited consideration. The PGCB joined in Presque Isle Downs’ motions. By order dated February 7, 2007, the Court granted the joint motions to expedite and for summary relief, quashed the petition, and relinquished jurisdiction. On February 23, 2007, the Court issued its unanimous opinion setting forth the reasons for its decision. On March 9, 2007, the petitioners filed an Application for Reargument. On April 25, 2007 the Court denied the Application for Reargument.

We are also party to various lawsuits, which have arisen in the normal course of our business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on our financial condition or results of operations.

NOTE 8—NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The statement defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of  SFAS No. 157 on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 197 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of  SFAS No. 159 on our consolidated results of operations and financial condition.

NOTE 9—PENDING SALE

On February 9, 2007, Speakeasy Gaming of Las Vegas, Inc., our wholly-owned subsidiary, and Mandekic Companies, LLC entered into a Purchase and Sale Agreement providing for the sale of the Ramada Inn and Speedway Casino for $18,175,000 in cash. On May 1, 2007, Mandekic Companies, LLC assigned the Purchase and Sale Agreement to MAST Gaming, LLC. The transaction is subject to customary conditions, including the approval of the Nevada Gaming Commission and the City of North Las Vegas. Currently, MAST Gaming, LLC is not licensed to conduct gaming operations in Nevada. The closing is expected to take place within thirty days after the receipt of all regulatory approvals, which the buyer must obtain by February 2008 (but which the buyer may extend for up to an additional six months).

NOTE 10—OTHER INCOME

In March 2007, Binion’s received approximately $1.3 million as a cash distribution, in lieu of common stock, for its interest as a member (policyholder) in a mutual insurance company that converted to a stock corporation and completed a successful public offering. This amount is included in other income in the accompanying consolidated statement of operations.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements contained in this document. Such risks, uncertainties and other important factors include, but are not limited to: (i) changes in, or failure to comply with, laws, regulations, the conditions of our Pennsylvania slot license, accounting standards or environmental laws (including adverse changes in regulation by various state gaming or racing authorities and the rates of taxation on gaming revenues) and delays in regulatory licensing processes; (ii) competitive and general economic conditions in our markets, including the location of competitors and the legalization of new forms of gaming in states within our target markets; (iii) the ability to integrate future acquisitions; (iv) construction factors relating to new development or maintenance and expansion of operations, including litigation, delays, zoning issues, environmental restrictions, site conditions, weather or other hazards; (v) the effect of economic, credit and capital market conditions on the economy in general; (vi) continued dependence on Mountaineer for the majority of our revenues and cash flows; (vii) dependence upon key personnel and the ability to attract new personnel; (viii) weather or road conditions limiting access to our properties; and (ix) obtaining additional financing, if available, and the impact of leverage and debt service requirements.

Additional factors that could cause our actual performance to differ materially from that contemplated by such forward-looking statements are detailed in our Annual Report on Form 10-K for the year ended December 31, 2006, as well as other filings with the Securities and Exchange Commission. We do not intend to publicly update any forward-looking statements, except as may be required by law.

OVERVIEW

We own and operate The Mountaineer Racetrack & Gaming Resort in Chester, West Virginia; Presque Isle Downs & Casino in Erie, Pennsylvania; Binion’s Gambling Hall & Hotel in Las Vegas, Nevada; the Ramada Inn and Speedway Casino in North Las Vegas, Nevada; and Scioto Downs in Columbus, Ohio. We also own a 90% interest in Jackson Trotting Association, LLC, which operates Jackson Harness Raceway in Jackson, Michigan; and a 50% interest in North Metro Harness Initiative, LLC, which is constructing a harness racetrack and card room in Anoka County, Minnesota.

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

On February 9, 2007, Speakeasy Gaming of Las Vegas, Inc., our wholly-owned subsidiary, and Mandekic Companies, LLC entered into a Purchase and Sale Agreement providing for the sale of the Ramada Inn and Speedway Casino for $18,175,000 in cash. On May 1, 2007, Mandekic Companies, LLC assigned the Purchase and Sale Agreement to MAST Gaming, LLC. The transaction is subject to customary conditions, including the approval of the Nevada Gaming Commission and the City of North Las Vegas. Currently, MAST Gaming, LLC is not licensed to conduct gaming operations in Nevada. The closing is expected to take place within thirty days after the receipt of all regulatory approvals, which the buyer must obtain by February 2008 (but which the buyer may extend for up to six months).

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

The following tables set forth information concerning our results of operations by property.

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Net revenues:
Mountaineer	$66,549	$71,829
Presque Isle Downs	21,059	—
Binion’s Gambling Hall	15,085	16,524
Las Vegas Speedway	3,052	3,100
Scioto Downs	636	806
Jackson Racing	669	729
North Metro	22	—
Corporate	3	3
Consolidated net revenues	$107,075	$92,991

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Operating income (loss):
Mountaineer	$9,368	$12,431
Presque Isle Downs(1)	1,385	—
Binion’s Gambling Hall	(1,290)	102
Las Vegas Speedway	358	599
Scioto Downs	(670)	(558)
Jackson Racing	(43)	(11)
North Metro	(243)	(102)
Corporate	(2,940)	(3,626)
Consolidated operating income	$5,925	$8,825

(1)          Presque Isle Downs’ operating income includes pre-opening costs of $2.9 million.

Mountaineer’s Operating Results:

During the three months ended March 31, 2007, net revenues decreased by $5.3 million, or 7.4%, primarily due to a $4.9 million decrease in gaming revenues. Parimutuel commissions decreased by $0.2 million, food, beverage and lodging revenues decreased by $0.1 million and revenue from other sources was comparable to the prior year. Promotional allowances of approximately $1.0 million were comparable to the prior year. Mountaineer’s operating margin decreased to 14.1% in 2007 from 17.3% in 2006.

Operating margins at Mountaineer decreased as a result of:

•       a decrease in the gross profit from gaming operations as discussed below;

•       an overall increase in general and administrative expenses in the amount of $1.0 million including an increase in compensation and benefits of approximately $0.5 million; and

•       a reduction in depreciation expense of approximately $0.5 million.

A discussion of Mountaineer’s key operations follows.

Gaming Operations.   Revenues from gaming operations decreased by $4.9 million, or 3.0%, to $59.7 million during the three months ended March 31, 2007, compared to the same period during 2006. Gross profit from gaming operations decreased by $2.1 million, or 8.7%, during the same periods. Management attributes the decrease in revenue from gaming operations during the first quarter of 2007 to more severe winter weather conditions in 2007. Increasing fuel costs and general economic conditions may impact Mountaineer’s revenue growth.

During the first quarter of 2007, Mountaineer Park’s average daily net win per machine decreased by 7.6% to $206 compared to $223 during the same period of 2006.

On March 8, 2007, the West Virginia legislature passed a bill, which the Governor signed on March 21, 2007, that provides for local referenda by which each of the four West Virginia counties having racetracks may authorize table gaming at that county’s racetrack. Therefore, the law is subject to county referendum, including the upcoming referendum in Hancock County, and its implementation may be subject to successful resolution of legal challenges to the constitutionality of the law. Management believes that table gaming at Mountaineer could increase its market penetration, which may contribute to Mountaineer’s gaming revenue growth and further development as a destination resort. Table gaming at Mountaineer will also help distinguish our product from slot machines in local bars and clubs and slot machines operations in Pennsylvania. However, the commencement and expansion of gaming operations in Pennsylvania may have a negative impact on Mountaineer’s growth, depending on the location of gaming facilities and the timing of their openings. The net effect of the implementation of table games at Mountaineer, if approved, and new competition of slot operations in Pennsylvania is not known. In addition, the continued volatility of fuel costs could impact revenue growth.

Parimutuel Commissions.   Parimutuel commissions for Mountaineer, detailing gross handles less patron payouts and deductions, for three months ended March 31 were as follows:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Import simulcast racing parimutuel handle	$4,706	$4,953
Live racing parimutuel handle	1,295	1,809
Less patrons’ winning tickets	(4,729)	(5,320)
	1,272	1,442
Revenues—export simulcast	1,890	2,127
	3,162	3,569
Less:
State and county parimutuel tax	(95)	(109)
Purses and Horsemen’s Association	(1,376)	(1,550)
Revenues—parimutuel commissions	$1,691	$1,910

The decrease in live racing handle was primarily attributable to 13 fewer racing days due to canceled or abbreviated racing days during the first quarter of 2007 compared to the same period of 2006 as a result of more severe winter weather conditions in 2007. The decrease in export simulcast revenue was also primarily due to the decreased number of racing days at Mountaineer during the quarter. The import simulcast handle also decreased slightly during the quarter.

Live racing and import simulcast may be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or growth in the utilization of telephone and/or Internet wagering).

Food, beverage and lodging operations.   Revenues from food, beverage and lodging operations decreased by $0.1 million, or 2.7%, during the three months ended March 31, 2007, compared to the same period during 2006. Gross profit from these operations decreased by $0.2 million, or 14.2%, during the same periods. These decreases were primarily attributable to food and beverage operations due to increased food and beverage costs and decreased patron traffic.

The average daily room rate for the Grande Hotel decreased to $67.08 during the first quarter of 2007 from $70.04 during the same period of 2006, but the average occupancy rate increased to 71.1% from 70.1% during the same periods, respectively. The average occupancy and daily room rates reflect targeted marketing campaigns.

Presque Isle Downs’ Operating Results:

Presque Isle Downs operated for 32 days during the first quarter of 2007 and earned revenues of $21.2 million, including gaming revenues of $20.1 million (average daily net win per machine of $311); and generated operating income of $1.4 million, inclusive of pre-opening costs of $2.9 million.

Binion’s Operating Results:

During the three months ended March 31, 2007, revenues earned from Binion’s consisted of $10.6 million from gaming operations, $5.1 million from food, beverage and lodging operations and $0.4 million from other sources, offset by promotional allowances of $1.1 million. Revenues decreased by $1.7 million as compared to the same period in 2006 principally as a result of a $1.4 million decrease in gaming revenues.   During the first quarter of 2007, Binion’s experienced an operating loss of $1.3 million, which included general and administrative expenses of $4.8 million (including ground lease payments of $1.7 million), marketing and promotions expense of 0.5 million and depreciation of $0.6 million. Binion’s operating results in the same period in 2006 were essentially breakeven. The decline in operating income is primarily attributable to the decline in gaming revenues.

During the three months ended March 31, 2007, Binion’s received approximately $1.3 million as a cash distribution (in lieu of common stock) for its interest as a member (policyholder) in a mutual insurance company that converted to a stock corporation and completed a successful public offering.

Las Vegas Speedway’s Operating Results:

Las Vegas Speedway’s revenues of $3.2 million for the three months ended March 31, 2007 were comparable to revenues in the same period in 2006.  The operating margin decreased to 11.1% in 2007 from 19.3% in 2006 due in part to decreased margins in gaming and food, beverage and lodging and an increase in general and administrative salaries and benefits of $0.1 million.

Scioto Downs’ Operating Results:

The operating results for Scioto Downs include simulcasting, which is operated year-round, and live harness racing, which is conducted from early May through mid-September, as well as food and beverage operations. The property’s net revenues decreased and operating losses increased during the three months ended March 31, 2007 compared to the same period of 2006. For 2007, Scioto Downs’ has scheduled 80 live racing dates, the same number of race days as in 2006.

In April 2007, Scioto Downs, through its subsidiary RacelineBet, Inc., launched RacelineBet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of AmericaTab LTD. Membership is free, and is presently available to U.S. residents in 37 states. RacelineBet’s schedule incorporates races from over 100 harness and thoroughbred tracks worldwide. In addition to RacelineBet representing a new source of revenue for the Company, we expect it to increase awareness and handle for races at our other tracks.

Jackson Racing Operating Results:

During the three months ended March 31, 2007, Jackson Racing, which conducts live harness racing and simulcasting with parimutuel wagering in Jackson, Michigan, earned $0.7 million of revenues and experienced an operating loss of $43,000 including minority interest. During the same period in 2006 revenues and the operating loss were $0.7 million and  $11,000, respectively.

North Metro Operating Results:

On October 22, 2005, we began consolidating the operating results of North Metro Harness, of which our wholly-owned subsidiary, MTR-Harness owns 50%, in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and subsequent revision FIN 46R. The operations of MTR-Harness and North Metro Harness are consolidated as part of our operating results, net of the 50% minority interest.

During the three months ended March 31, 2007, we experienced an operating loss of $0.2 million including minority interest as compared to $0.1 million for the same period in 2006.

Corporate Operating Results:

During the three months ended March 31, 2007, corporate general and administrative expenses decreased by $0.7 million, or 19.5%, to $2.9 million compared to the same period during 2006. The decrease in expenses was primarily due to:

•       a decrease of $0.3 million in costs related to the development of Presque Isle Downs;

•       a decrease of $0.2 million in costs incurred related to efforts in 2006 to participate in a Pittsburgh stand-alone slots parlor; and

•       a decrease of $0.2 million in costs incurred in 2006 primarily for legal and financial advisory fees in consideration of a management buyout proposal.

Interest:

During the three months ended March 31, 2007, interest expense increased by $3.4 million to $6.3 million compared to the same period during 2006. This increase was primarily attributable to the increased borrowings under the Senior Subordinated Notes (May 2006), equipment financing for Presque Isle Downs and borrowings under our credit facility, offset in part by an increase in capitalization of interest related to the construction of Presque Isle Downs. Interest capitalized during the first quarter of 2007 was $1.4 million compared to $0.8 million during the same period in 2006.

Provision for Income Taxes:

The provision for income taxes in 2007 was computed based on an effective federal income tax rate of 42%, plus an additional state income tax provision associated with the operations of Presque Isle Downs, as compared to 39% in 2005.

CASH FLOWS

Our operating activities produced $3.7 million in cash flow during the three months ended March 31, 2007, compared to $9.9 million during the same period of 2007. In 2007, non-cash expenses included $6.9 million of depreciation and amortization.

Net cash used in investing activities was $70.1 million during the three months ended March 31, 2007, compared to $17.3 million during the same period of 2006. In 2007, we invested $25.8 million in property and equipment and other capital improvements (including Presque Isle Downs) compared to $17.0 million in 2006. During 2007, we also paid $50 million to the Commonwealth of Pennsylvania for Presque Isle Downs’ slot license fee.

Net cash provided by financing activities was $84.9 million during the three months ended March 31, 2007, compared to $9.6 million during the same period of 2006. In 2007, we had borrowings of $75 million from our credit facility and $10.2 million related to equipment financing.

LIQUIDITY AND SOURCES OF CAPITAL

We had working capital of $0.6 million as of March 31, 2007, and our unrestricted cash balance amounted to $40 million. The working capital position is reflective of the utilization of short-term investments for construction project costs, and increases in construction project liabilities, accrued interest and current portion of long-term debt, all of which relate to Presque Isle Downs. The operations of Presque Isle Downs will provide additional funds that will be utilized along with remaining short-term investments, availability under the credit facility and additional financing that we are seeking to obtain, as discussed below, to satisfy current and future construction project costs and our other capital requirements. At March 31, 2007, the balances in bank accounts owned by Mountaineer’s horsemen, but to which we contribute funds for racing purses, exceeded our purse payment obligations by $16.1 million. This amount is available for payment of future purse obligations at our discretion and in accordance with the terms of its agreement with the HBPA. We also earn the interest on balances in these accounts.

On May 25, 2006, we consummated the private sale of $125 million of 9% senior subordinated notes pursuant to SEC Rule 144A. We subsequently exchanged the notes for registered notes on December 27, 2006. The remaining net proceeds totaled $1.1 million at March 31, 2007. These funds are invested in government money market funds on a short-term basis, therefore, they have been classified in the accompanying consolidated balance sheet as “short-term investments”.

As of March 31, 2007, there was $75 million outstanding under the credit agreement. Letters of credit for approximately $1.5 million were also outstanding.  In May 2007, we borrowed an additional $7 million under the credit agreement.

Our senior unsecured notes and the senior subordinated notes restrict the amount of additional borrowings, including borrowings under the credit agreement, to $85 million, exclusive of certain amounts separately identified for equipment and other financing, unless the specified debt incurrence tests are satisfied.

In 2007, Presque Isle Downs issued six promissory notes in the aggregate principal amount of $29.1 million. The borrowed funds were used to pay for 1,950 slot machines and a player tracking system. Under the terms of the notes, we are required to make monthly installments of principal and interest (in varying amounts) through June 2010. The interest rates on the notes range from LIBOR plus 3.25% to a fixed rate of  8.08% per annum.

The following contractual obligations entered into since December 31, 2006, increase contractual cash obligations (see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital in the Annual Report on Form 10-K for the year ended December 31, 2006) as follow:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Contractual cash obligations:
Long-term debt	$85.3	$4.3	$7.1	$73.9	$—
Operating leases	0.2	—	0.2	—	—
Purchase and other contractual obligations	0.9	0.2	0.4	0.3	—
Capital expenditures/construction	5.0	5.0	—	—	—
Total	$91.4	$9.5	$7.7	$74.2	—

Capital Expenditures

During the three months ended March 31, 2007, additions to property and equipment and other capital projects aggregated $25.8 million, which included approximately $22.9 million related to the development and construction of Presque Isle Downs. The remaining expenditures included approximately $2.1 million for slot machines and gaming equipment at Binion’s.

Commitments and Contingencies

We anticipate spending a total of approximately $291 million to build Presque Isle Downs, which includes land acquisition and construction costs, gaming and operations equipment, licensing fee, pre-opening expenses and all other costs associated with the project. This estimate does not include anticipated proceeds from the sale of excess land holdings or any contributions from the local economic development authority.

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

Upon the earlier of commencement of parimutuel operations or February 28, 2008 (one year after commencement of slot machine gaming operations at Presque Isle Downs), we are required to purchase a nearby off-track wagering facility for $7 million.

We have financed development and construction costs of Presque Isle Downs with cash flow from operations, borrowings under our credit facility and cash on hand, including the proceeds of our senior subordinated notes, and equipment financing arrangements. To date, we have spent approximately $243 million on the development and construction of Presque Isle Downs (including the $50 million licensing fee and pre-opening expenses). We currently anticipate that we will incur approximately $48 million in 2007 to complete the development and construction of Presque Isle Downs, and another $15–$17 million to meet our other capital spending requirements.

In order to meet our capital requirements, we anticipate that we will need to obtain additional financing of approximately $20 million by late June 2007. Additionally, if the Hancock County, West Virginia referendum to permit table gaming at Mountaineer is successful, we anticipate spending up to an additional $10 million in related capital expenditures.

Given our existing debt and contemplated additional needed financing, we believe the debt incurrence test provided by the indentures governing our senior unsecured notes and senior subordinated notes would permit us to borrow up to a total of approximately $91.4 million of our existing $105 million credit facility, of which $82 million has been borrowed to date. In order to borrow additional funds under the credit facility or other forms of financing for which a specific carve-out provision is not provided by the indentures, we would require the prior consents of the holders of at least a majority in aggregate principal amount of our outstanding senior unsecured notes and our senior subordinated notes that are not owned by the Company or any of its affiliates.

Currently, we are evaluating the cost of obtaining such consents versus other financing alternatives including an equity offering. We have initiated discussions to pursue a $50 million increase in our credit facility. However, such increase would also be subject to the previously discussed consents. We cannot assure you that we will be able to obtain such consents, or alternative financing, on terms acceptable to us or at all. Our inability to obtain such consents, or alternative financing, would have a material adverse effect on our business, financial condition and results of operations. See “Item 1A. Risk Factors—To service our indebtedness, we will require a significant amount of cash, which depends on many factors beyond our control.”

The remaining phases of the development of Presque Isle Downs, which includes the construction of certain buildings and the completion of the racetrack, remain subject to risks and uncertainties, which include but are not limited to unforeseen engineering, environmental, or geological problems, interference with existing operations, unanticipated cost increases, work stoppages, weather interference, including floods, construction delays and other risks associated with building a racing operation. Also, our racing license requires us to commence live racing by December 30, 2007, and we intend to conduct 25 days (the minimum annual number pursuant to the state’s racing laws) of live racing in 2007 in order to avoid any question whether technical compliance with our license satisfies the law. We must also comply with regulations of the State Horseracing Commission and the gaming laws concerning minimum number of race days (150 days pursuant to the gaming act, provided however, that the racing commission may establish a smaller number if anticipated or actual weather would make 150 days impracticable).

In October 2004, we acquired 229 acres of real property known as the International Paper site as an alternative site to build Presque Isle Downs. In October 2005, we completed the sale of all but approximately 24 acres of this site for $4.0 million to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is managed by the municipality (the “GEIDC”). Although the sales agreement was subject to, among other things, our release (by International Paper Company and the PaDEP) from our obligations under the consent order (as discussed below), we waived this closing condition.

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

In connection with the acquisition of Binion’s, we obtained title to the property and equipment, free and clear of all debts, subject to increase by $5.0 million if, at the termination of the Joint Operating License Agreement, Harrah’s achieved certain operational milestones. We do not believe that Harrah’s achieved the specified operational milestones and therefore we have not paid the $5 million. We have accrued the $5 million as additional purchase price. See “Item 3. Legal Proceedings” and Note 8 to our Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K. An update to such contingencies involving litigation is also included in this report under Part II, Item 1, “Legal Proceedings”.

The construction of the North Metro project, including furniture, fixtures and equipment, is estimated to cost approximately $62.5 million (approximately $45 million going forward), $41.7 million of which was separately financed without recourse to us, although we may elect to provide a credit enhancement or make additional investments. Through March 31, 2007, we made aggregate capital contributions in North Metro of approximately $10.8 million (exclusive of legal and other fees). In April 2007, we made additional capital contributions that aggregated $1.3 million, which we were required to make in connection with the completion of the $41.7 financing by North Metro.

We have determined that certain tax deductions associated with the exercise of employee stock options may be subject to limitation and not be deductible. We intend to continue to pursue all avenues available to maintain the deductibility of these amounts. However, until such time as this matter is resolved, we recorded additional federal income tax liability of $3.0 million and correspondingly reduced additional paid-in capital for the tax benefits during 2006.

We entered into various employment agreements during 2006 and 2007 with our employees.

We are faced with certain contingencies involving litigation and environmental remediation. These commitments and contingencies are discussed in greater detail in “Item 3. Legal Proceedings” and Note 8 to our Consolidated Financial statements included in our 2006 Annual Report on Form 10-K. An update to such contingencies involving litigation is also included in this report under Part II, Item 1, “Legal Proceedings”.

Management believes that, subject to obtaining financing as previously discussed, our cash balances, cash flow from operations (which we believe will increase substantially as a result of the opening of Presque Isle Downs), remaining net proceeds from the issuance of our senior subordinated notes, the net proceeds from the sales of our excess land holdings in Erie, Pennsylvania and our Ramada Inn and Speedway Casino in North Las Vegas, Nevada and availability under our credit facility will be sufficient to cover any capital required to fund maturing debt obligations and any other contemplated capital expenditures and short-term funding requirements for the next twelve months, including the development and construction of Presque Isle Downs. The timing of other future acquisition and development projects or any unforeseen circumstances in our current development projects could impact our cash flow requirements, such that additional financing may be required. See “Item 1A. Risk Factors—Risks Related to Our Business” included in our 2006 Annual Report on Form 10-K for a description of certain circumstances that may affect our sources of liquidity. We may also repurchase additional shares of our common stock in amounts and at times determined by our board of directors from time to time. We may also finance our expansion and capital requirements, to the extent permitted under existing debt agreements, through the public or private sale of equity securities.

We cannot provide assurance that additional financing for any current or future development projects will be available to us, or if available, that the terms of such financing will be on terms favorable to us. We also cannot assure you that estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds. See “Item 1A. Risk Factors—Risks Related to Our Capital Structure” included in our 2006 Annual Report on Form 10-K.

Our level of indebtedness and our working capital presents other risks to investors, including the possibility that we may be unable to generate cash sufficient to pay the principal of and interest on our indebtedness when due; and that we may not be able to meet tests and covenants of such debt agreements and achieve satisfactory resolution of such non-compliance with the lenders. In such an event, the holders of our indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and proceed against any collateral securing such indebtedness. These actions could limit our ability to borrow additional funds and would likely have a material adverse effect on our business and results of operations. A debt rating downgrade would not impact the terms of borrowings under our Fifth Amended and Restated Credit Facility, the senior unsecured notes or the senior subordinated notes. However, a debt rating downgrade could impact the terms of and our ability to obtain additional new financing. Additionally, changes in the regulatory environment or restriction on or prohibition of our gaming or racing operations, whether arising out of legislation or litigation, could have a material adverse effect on our liquidity. See “Item 1A. Risk Factors—Risks Related to Our Business” and Note 3 to our Consolidated Financial statements included in our 2006 Annual Report on Form 10-K.

Outstanding Options

On January 5, 2007, we granted nonqualified options to purchase 30,000 shares of our common stock to an officer of a wholly-owned subsidiary pursuant to an employment agreement. The exercise price was $12.00 per share, which was the market price on the date of grant as quoted on the NASDAQ stock market. The options vest in whole on the third anniversary of the employment date and have a term of ten years.

On January 22, 2007, we granted nonqualified options to purchase 40,000 shares of our common stock to an officer of the Company pursuant to an employment agreement. The exercise price was $11.41 per share, which was the market price on the date of grant as quoted on the NASDAQ stock market. The options have a term of ten years, 10,000 options of which vest immediately while the remaining  options vest over two years.

On April 19, 2007 the Company’s Board of Director’s adopted, subject to the approval of our shareholders, the Company’s 2007 Stock Incentive Plan. The Board has reserved 400,000 shares of our common stock for issuance pursuant to the exercise of options issued under the Plan.

On April 27, 2007, the Company’s Compensation Committee granted to eighteen employees options to purchase a total of 133,000 shares of our common stock at a purchase price of $16.27 per share, the Nasdaq Official Close Price on that date. The options have a term of ten years and vest two years after the date of grant.

As of March 31, 2007, there were outstanding options to purchase 1,144,534 shares of our common stock. If all such stock options were exercised, we would receive proceeds of approximately $7.8 million. We utilize the treasury stock method in determining the dilutive effect of outstanding stock options. Our policy is as follows: Our basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

CRITICAL ACCOUNTING POLICIES

Income Taxes

In July 2006, the Financial Accounting Standards Board issued “Interpretation No. 48, Accounting for Uncertainty in Tax Positions—an Interpretation of SFAS No. 109” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 effective as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 was recorded in retained earnings. As discussed further in Note 5, the adoption of FIN 48 increased total assets by $582,000 and total liabilities by $986,000, and decreased total shareholders’ equity by $404,000.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The statement defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 157 on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 197 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 159 on our consolidated results of operations and financial condition.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report (the “Evaluation Date”). They have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized, evaluated and reported within the time periods specified in SEC rules and forms.

(b)         Changes in internal controls.

There were no significant changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the period covered by this Form 10-Q Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as follows:

On February 28, 2007, the Company, through its wholly-owned subsidiary Presque Isle Downs, Inc., commenced operations of Presque Isle Downs & Casino. Presque Isle Downs’ operations are subject to the Company’s disclosure controls and procedures. We believe these controls have been designed effectively. However, these controls have not been tested for operating effectiveness.

PART II
OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

Citizens Against Gambling Subsidies and Paul F. Curry v. Pennsylvania Gaming Control Board, Respondent, and Presque Isle Downs, Inc., Intervenor, Case No. 90-WM-2006 (Pennsylvania Supreme Court, filed December 7, 2006).   On December 11, 2006, Citizens Against Gambling Subsidies, purportedly a newly-formed, Pennsylvania not-for-profit corporation, filed a petition challenging the Pennsylvania Gaming Control Board’s (“PGCB) November 7, 2006 Order approving the issuance of a Category 1 Slot Machine Operator’s license to Presque Isle Downs. Presque Isle Downs intervened in the action and sought summary disposition as well as expedited consideration. The PGCB joined in Presque Isle Downs’ motions. By order dated February 7, 2007, the Court granted the joint motions to expedite and for summary relief, quashed the petition, and relinquished jurisdiction. On February 23, 2007, the Court issued its unanimous opinion setting forth the reasons for its decision. On March 9, 2007, the petitioners filed an Application for Reargument. On April 25, 2007 the court denied the application for Reargument.

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

We are also party to various lawsuits, which have arisen in the normal course of our business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on our financial condition or financial results. Legal matters are discussed in greater detail in “Item 3. Legal Proceedings” and Note 8 to our Consolidated Financial statements included in our 2006 Annual Report on Form 10 K.

ITEM 1A.        RISK FACTORS

The Risk Factors set forth in our annual report on Form 10-K for the twelve months ending December 31, 2006 are updated and supplemented as follows:

The availability and cost of financing could have a material adverse effect on our business.

We intend to finance our current and future expansion projects primarily with cash flow from operations (which we believe will increase substantially as a result of the opening of Presque Isle Downs), borrowings under our credit facility, the net proceeds from the sales of our excess land holdings in Erie, Pennsylvania and our Ramada Inn and Speedway Casino in North Las Vegas, Nevada, and cash on hand, including the remaining proceeds of our senior subordinated notes, and additional debt or equity financing that we anticipate will be required during our current fiscal year. In order to meet our spending requirements, we anticipate that we will need to obtain additional financing of approximately $20 million by late June 2007. The remainder of this risk factor is unchanged from our annual report on Form 10-K.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not Applicable

ITEM 5.                OTHER INFORMATION

Not Applicable

ITEM 6.                EXHIBITS

Exhibit No.	Item Title
3.1	Restated Certificate of Incorporation for Winner’s Entertainment, Inc. dated August 17, 1993 (incorporated by reference to our report on Form 10-K for the year ended December 31, 1993).
3.2	Amended By Laws (incorporated by reference to our report on Form 8-K filed February 20, 1998).
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Winner’s Entertainment, Inc. dated October 10, 1996 (incorporated by reference to our report on Form 8-K filed November 1, 1996).
4.1	Excerpt from Common Stock Certificates (incorporated by reference to our report on Form 10-K filed March 30, 2001).
10.1

Purchase and Sale Agreement dated February 9, 2007 by and between Speakeasy Gaming of Las Vegas, Inc. and Mandekic Companies, LLC (incorporated by reference to our report on Form 8-K filed February 14, 2007).

10.2

Agreement dated February 22, 2007 by and between Presque Isle Downs, Inc. and the Pennsylvania Horsemen’s Benevolent and Protective Associates Inc. (incorporated by reference to our report on Form 10-K for the year ended December 31, 2006).

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

Date: May 15, 2007	MTR GAMING GROUP, INC.
	By:	/s/ EDSON R. ARNEAULT
Edson R. Arneault
CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER
	By:	/s/ JOHN W. BITTNER, JR.
John W. Bittner, Jr.
CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

Exhibit No.	Item Title
3.1	Restated Certificate of Incorporation for Winner’s Entertainment, Inc. dated August 17, 1993 (incorporated by reference to our report on Form 10-K for the year ended December 31, 1993).
3.2	Amended By Laws (incorporated by reference to our report on Form 8-K filed February 20, 1998).
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Winner’s Entertainment, Inc. dated October 10, 1996 (incorporated by reference to our report on Form 8-K filed November 1, 1996).
4.1	Excerpt from Common Stock Certificates (incorporated by reference to our report on Form 10-K filed March 30, 2001).
10.1

Purchase and Sale Agreement dated February 9, 2007 by and between Speakeasy Gaming of Las Vegas, Inc. and Mandekic Companies, LLC (incorporated by reference to our report on Form 8-K filed February 14, 2007).

10.2

Agreement dated February 22, 2007 by and between Presque Isle Downs, Inc. and the Pennsylvania Horsemen’s Benevolent and Protective Associates Inc. (incorporated by reference to our report on Form 10-K for the year ended December 31, 2006).

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