Form 10-Q
period 2007-06-30
MTR GAMING GROUP INC
filed 2007-08-09
CIK 834162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $.00001 PAR VALUE

Class

27,560,260

Outstanding at August 7, 2007

MTR GAMING GROUP, INC.
INDEX FOR FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	JUNE 30 2007	DECEMBER 31 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,147	$21,431
Short-term investments	—	12,657
Restricted cash	700	898
Accounts receivable, net of allowance for doubtful accounts of $141 in 2007 and $129 in 2006	8,726	7,738
Accounts receivable—West Virginia Lottery Commission	3,289	—
Inventories	4,798	3,651
Deferred financing costs	3,145	2,054
Deferred income taxes	1,534	1,020
Other current assets	10,640	4,952
Total current assets	64,979	54,401
Property and equipment, net	405,422	377,926
Goodwill	1,492	1,492
Other intangibles	72,498	22,266
Deferred financing costs, net of current portion	9,535	7,143
Deposits and other	37,569	15,979
Total assets	$591,495	$479,207
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,419	$12,815
Accounts payable—gaming taxes and assessments	4,396	1,094
Accrued payroll and payroll taxes	3,855	3,625
Accrued income tax liability	2,441	3,866
Accrued interest	4,997	4,182
Other accrued liabilities	17,744	13,248
Construction project liabilities	12,860	15,418
Current portion of long-term debt and capital lease obligations	12,513	6,133
Total current liabilities	70,225	60,381
Long-term debt and capital lease obligations, net of current portion	378,932	271,969
Deferred leasehold obligation	4,958	5,002
Long-term deferred compensation	10,013	9,684
Deferred income taxes	3,675	3,807
Total liabilities	467,803	350,843
Minority interest	316	5,380
Shareholders’ equity:
Common stock	—	—
Paid-in capital	59,727	58,985
Retained earnings	63,696	64,046
Accumulated other comprehensive loss	(47)	(47)
Total shareholders’ equity	123,376	122,984
Total liabilities and shareholders’ equity	$591,495	$479,207

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(unaudited)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2007	2006	2007	2006
Revenues:
Gaming	$114,523	$78,442	$207,344	$157,520
Parimutuel commissions	4,695	4,784	7,454	7,968
Food, beverage and lodging	13,855	11,498	25,775	22,791
Other	2,554	2,584	4,511	4,476
Total revenues	135,627	97,308	245,084	192,755
Less promotional allowances	(2,793)	(2,380)	(5,175)	(4,836)
Net revenues	132,834	94,928	239,909	187,919
Costs of revenues:
Cost of gaming	71,281	46,999	125,623	92,074
Cost of parimutuel commissions	3,506	3,544	6,038	6,292
Cost of food, beverage and lodging	13,190	9,675	23,844	18,923
Cost of other revenue	1,988	2,302	3,840	4,078
Total costs of revenues	89,965	62,520	159,345	121,367
Gross profit	42,869	32,408	80,564	66,552
Operating expenses:
Marketing and promotions	5,089	3,177	8,724	6,154
General and administrative	21,749	17,585	40,557	34,163
Depreciation	8,065	5,924	14,403	11,759
(Gain) loss on disposal of property	(7)	236	60	165
Pre-opening costs	49	559	2,971	559
Total operating expenses	34,945	27,481	66,715	52,800
Operating income	7,924	4,927	13,849	13,752
Other income (expense):
Other income	—	—	1,268	—
Equity in loss of unconsolidated joint venture	(14)	—	(14)	—
Interest income	120	447	304	528
Interest expense	(8,869)	(4,450)	(15,201)	(7,912)
(Loss) income before benefit (provision) for income taxes and minority interest	(839)	924	206	6,368
Benefit (provision) for income taxes	296	(504)	(262)	(2,627)
(Loss) income before minority interest	(543)	420	(56)	3,741
Minority interest	41	52	113	84
Net (loss) income	$(502)	$472	$57	$3,825
Net (loss) income per share:
Basic	$(0.02)	$0.02	$0.00	$0.14
Diluted	$(0.02)	$0.02	$0.00	$0.14
Weighted average number of shares outstanding:
Basic	27,544,955	27,494,705	27,534,297	27,470,982
Diluted	27,892,529	27,758,279	27,894,052	27,744,063

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	SIX MONTHS ENDED JUNE 30
	2007	2006
Cash flows from operating activities:
Net income	$57	$3,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,403	11,759
Amortization of deferred financing fees	1,235	1,174
Amortization of deferred leasehold obligation	(44)	(44)
Bad debt expense	21	35
Stock compensation expense	275	139
Deferred income taxes	(67)	(325)
Increase in long-term deferred compensation	329	1,263
Loss on disposal of property	60	165
Minority interest	(212)	(137)
Equity in loss of unconsolidated joint venture	14	—
Changes in operating assets and liabilities:
Accounts receivable	(4,298)	(4,279)
Prepaid taxes	—	1,352
Other current assets	(6,102)	(2,049)
Accounts payable	(1,013)	(1,341)
Accrued liabilities	3,939	1,686
Net cash provided by operating activities	8,597	13,223
Cash flows from investing activities:
Increase in restricted cash	(310)	(464)
Short-term investments	12,657	(79,811)
Payment of Presque Isle Downs’ slot license fee and deposits	(55,800)	—
Increase in deposits and other	(9,226)	(465)
Investments held by minority interest holders	2,352	429
Capital expenditures	(56,490)	(37,385)
Net cash used in investing activities	(106,817)	(117,696)
Cash flows from financing activities:
Proceeds from exercise of stock options	467	354
Financing cost paid	(7,514)	(4,230)
Proceeds from issuance of long-term debt	118,859	18,500
Proceeds from issuance of senior subordinated notes	—	125,000
Principal payments on long-term debt and capital lease obligations	(233)	(38,717)
Net cash provided by financing activities	111,579	100,907
Net increase (decrease) in cash and cash equivalents	13,359	(3,566)
Less: cash and cash equivalents related to the deconsolidation of North Metro Harness Initiative, LLC.	(2,643)	—
Cash and cash equivalents, beginning of period	21,431	22,576
Cash and cash equivalents, end of period	$32,147	$19,010
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,009	$5,563
Income taxes	$2,700	$3,900

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Effective April 30, 2007, we began accounting for our investment in North Metro Harness Initiative, LLC (of which our wholly-owned subsidiary, MTR-Harness, Inc. owns 50%) under the equity method of accounting. See Note 3.

In April 2007, Scioto Downs, through its subsidiary RacelineBet, Inc., launched Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of AmericaTab LTD.

Certain reclassifications have been made to the prior year’s consolidated financial statement presentation to conform to the current presentation, including the reclassification of deferred financing fee amortization to interest expense. These reclassifications did not affect our consolidated net income (loss) or cash flows.

For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 2—PRESQUE ISLE DOWNS, INC.

Through our wholly-owned subsidiary, Presque Isle Downs, Inc., we opened the clubhouse of Presque Isle Downs & Casino on February 28, 2007. Presque Isle currently consists of a clubhouse with 2,000 slot machines, fine and casual dining restaurants, bars, a paddock and administration building, parimutuel wagering on races simulcast from other facilities, and approximately 3,225 parking spaces. We intend to commence live thoroughbred horse racing in September 2007. The Pennsylvania Racing Commission has approved our request for 25 racing dates in 2007.

We anticipate incurring a total of approximately $291 million to build Presque Isle Downs, which includes land acquisition and construction costs, gaming and operations equipment, licensing fee, pre-opening expenses and all other costs associated with the project, of which approximately $259 million has been incurred through June 30, 2007. This estimate does not include anticipated proceeds from the sale of excess land holdings or any contributions from the local economic development authority.

On July 26, 2007, we purchased the land, building and equipment, as well as the simulcast operations, of an off-track wagering facility in Erie, Pennsylvania for $7.0 million, plus related closing costs and legal fees. We hired certain of the employees and transferred the operations of the off-track wagering facility to

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Presque Isle Downs, which then commenced simulcast operations on July 27, 2007. We intend to sell the 14-acre site and building that previously housed the off-track wagering facility.

On February 21, 2007, Presque Isle Downs paid a $50 million slot license fee to the Commonwealth of Pennsylvania. This amount is included in other intangibles in the accompanying consolidated balance sheet. Upon payment of this fee, our $50 million slot license letter of credit was returned and cancelled. In addition, during the six months ended June 30, 2007, we were required to make deposits in the aggregate amount of $5.8 million to establish accounts with the Commonwealth of Pennsylvania for expenses incurred by the Pennsylvania Gaming Control Board.

On October 23, 2006, we entered into an agreement to buyout a 2001 agreement, which had allocated 3% of EBITDA from Presque Isle Downs to a development consultant, for $4.2 million. Of this amount, $100,000 was paid on October 27, 2006 and $4.1 million was paid on February 27, 2007.

In connection with planned infrastructure improvements at Presque Isle Downs, we were required to establish an escrow deposit for the benefit of the Pennsylvania Department of Transportation. At June 30, 2007, the deposit amounted to $5.0 million, of which 80% will be returned to us upon completion of the improvements and the remaining 20% will be returned two years thereafter. Approximately $3.9 million is expected to be returned prior to the end of 2007 and has been classified as a current asset.

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

NOTE 3—NORTH METRO HARNESS INITIATIVE, LLC

In June 2004, our wholly-owned subsidiary, MTR-Harness, Inc., acquired a 50% interest in North Metro Harness Initiative, LLC, which is constructing a harness racetrack and card room in Columbus Township, Anoka County, Minnesota, approximately 30 miles northeast of downtown Minneapolis on a 178.4-acre site that North Metro purchased in 2005.

Minnesota law permits licensed racetracks to operate a card room with up to 50 tables offering “non-banked” games (those in which the players play only against each other instead of against the house), subject to completion of the racetrack’s first 50-day live race meet and regulatory approval of a card room plan of operation.

The construction of North Metro, including furniture, fixtures and equipment, is estimated to cost approximately $62.5 million (approximately $33.4 million going forward), $41.7 million of which was separately financed without recourse to us, although we may elect to make additional investments. Through June 30, 2007, we made aggregate capital contributions in North Metro of approximately $12.3 million (exclusive of legal and other fees), including additional capital contributions aggregating $1.3 million that we were required to make in connection with the completion of the $41.7 financing by North Metro. North Metro is required to commence operations no later than July 30, 2008 in accordance with its financing agreement.

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We previously determined that North Metro Harness Initiative, LLC was a variable interest entity in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,’’ (“FIN 46”) and subsequent revision FIN 46R. This determination was made as we were the primary beneficiary for North Metro within the meaning of FIN 46(R), and accordingly began consolidating the financial statements of North Metro effective in October 2005. Upon execution of the non-recourse financing obtained by North Metro, we reassessed the conclusion that North Metro was a variable interest entity in accordance with FIN 46, and concluded that North Metro was no longer a variable interest entity. Therefore, effective April 30, 2007, we deconsolidated North Metro on a prospective basis and applied the equity method to our investment in North Metro. The net operating loss and minority interest recorded by the Company through April 30, 2007 of $321,000 and $117,000, respectively, remain in our consolidated statement of operations. For the period subsequent to April 30, 2007, our equity loss of North Metro is included in “Equity in loss of unconsolidated joint venture.”

At April 30, 2007, North Metro had total assets and total liabilities of $24.3 million and $5.8 million, respectively. The assets consisted principally of cash, construction in progress and related deposits and financing costs. Liabilities consisted primarily of the initial borrowing under its financing agreement. North Metro’s cash flows related to operating, investing and financing activities for the period January 1, 2007 through April 30, 2007, were included in our consolidated statement of cash flows for the six months ended June 30, 2007.

NOTE 4—PENDING SALES OF PROPERTIES

Binion’s Gambling Hall & Hotel

On June 26, 2007, we entered into a Stock Purchase Agreement with TLC Casino Enterprises, Inc. to sell 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owns and operates Binion’s Gambling Hall & Hotel (“Binion’s”), and Speakeasy Fremont Experience Operating Company. The purchase price to be paid by TLC Casino Enterprises, Inc. is $32.0 million in cash. TLC Casino Enterprises, Inc. also owns the Four Queens Hotel & Casino in Downtown Las Vegas. The transaction is subject to certain remaining due diligence items and customary conditions, including but not limited to, the approval of the Nevada Gaming Commission and the City of Las Vegas and purchase price adjustments based on changes in net working capital and certain capital expenditures between execution and closing.

While certain due diligence items remain outstanding that are to be completed within 90 days of the execution of the agreement, the closing is expected to take place after the receipt of all required regulatory approvals, which the buyer must obtain within six months (but which the buyer may extend for up to an additional six months).

Because the completion of the sale is subject to the remaining outstanding due diligence items (that in some cases permit the purchaser to terminate the agreement), the outcome of which cannot be determined at this time, we have not reflected Binion’s assets as held for sale or its operating results as discontinued operations.

Ramada Inn and Speedway Casino

On February 9, 2007, Speakeasy Gaming of Las Vegas, Inc., our wholly-owned subsidiary, and Mandekic Companies, LLC entered into a Purchase and Sale Agreement providing for the sale of the Ramada Inn and Speedway Casino (“Speedway”) for $18,175,000 in cash. On May 1, 2007, Mandekic

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Companies, LLC assigned the Purchase and Sale Agreement to MAST Gaming, LLC. The transaction is subject to customary conditions, including the approval of the Nevada Gaming Commission and the City of North Las Vegas. Currently, MAST Gaming, LLC is not licensed to conduct gaming operations in Nevada. The closing is expected to take place within thirty days after the receipt of all regulatory approvals, which the buyer must obtain by February 2008 (but which the buyer may extend for up to an additional six months).

Because the completion of the sale is subject to obtaining the required regulatory approvals, the outcome of which cannot be determined at this time, we have not reflected Speedway’s assets as held for sale or its operating results as discontinued operations.

NOTE 5—EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123R, Share-Based Payment. Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values.

Total stock option expense recognized during the three months ended June 30, 2007 and 2006 was $167,000 ($61,000 net of tax) and $45,000 ($29,000 net of tax), respectively. During six-month periods of 2007 and 2006, we recognized total stock option expense of $275,000 ($179,000 net of tax) and $139,000 ($90,000 net of tax), respectively. As of June 30, 2007, we had approximately $2.6 million of unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted-average period of approximately 1.94 years.

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercised during the three months ended June 30, 2007 and 2006 was $139,000 and $84,000, respectively. During the six-month periods of 2007 and 2006, the aggregate intrinsic value of options exercised was $223,000 and $197,000, respectively.

During the three and six months ended June 30, 2007, we granted options to purchase 276,000 and 346,000 shares, respectively, of common stock to employees.

The stock option activity for the six months ended June 30, 2007 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding December 31, 2006	1,149,534	$6.59
Granted	346,000	14.73
Exercised	(51,534)	8.58
Forfeited	(50,000)	9.07
Outstanding June 30, 2007	1,394,000	$8.45
Exercisable June 30, 2007	1,018,000	$6.30

On April 19, 2007, the Company’s Board of Directors adopted, and on June 19, 2007 our shareholders ratified, the Company’s 2007 Stock Incentive Plan. The Board has reserved 400,000 shares of our common stock for issuance pursuant to the exercise of options issued under the Plan. On June 26, 2007, pursuant to the Plan, our Compensation Committee granted to eighteen employees options to purchase a total of

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

143,000 shares of our common stock at a purchase price of $14.79 per share, the NASDAQ Official Close Price on that date. The options have a term of ten years and vest two years after the date of grant.

On April 27, 2007, our Compensation Committee granted to eighteen employees options to purchase a total of 133,000 shares of our common stock at a purchase price of $16.27 per share, the NASDAQ Official Close Price on that date. The options have a term of ten years and vest two years after the date of grant.

NOTE 6—INCOME TAXES

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

As a result of the implementation of FIN 48, we recognized an increase in our accrued income tax liabilities of $986,000, which was accounted for as a $404,000 reduction to the January 1, 2007 balance of retained earnings and a $582,000 increase in deferred tax assets. Included in the increase in accrued income tax liabilities is approximately $602,000 of accrued interest. The liability for unrecognized tax benefits was approximately $465,000 as of January 1, 2007. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $94,000. We do not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

The Company and its subsidiaries file a consolidated federal income tax return and numerous consolidated and separate income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examinations for years before 2003.

The effective income tax rate for the six months ended June 30, 2007 was 49%, reflective of permanent non-deductible expenses plus an additional state income tax provision associated with the operations of Presque Isle Downs.  In addition, we recognize interest expense and penalties related to uncertain tax positions in income tax expense. During the three and six months ended June 30, 2007, we recognized interest expense of approximately $94,000 and $185,000, respectively.

We have determined that certain tax deductions associated with the exercise of employee stock options may be subject to limitation and not be deductible. We intend to continue to pursue all avenues available to maintain the deductibility of these amounts. However, until such time as this matter is resolved, we will maintain the additional federal income tax liability of $3.0 million and corresponding reduction in additional paid-in capital for the tax benefits previously recorded during the year ended December 31, 2006.

NOTE 7—LONG-TERM DEBT

Credit Agreement

On September 26, 2006, we entered into the Fifth Amended and Restated Credit Agreement, which has a five-year maturity and consisted of a senior secured reducing revolving credit facility in the amount of

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$105.0 million (including a commitment for an increase of the credit facility up to an additional $50.0 million subject to certain conditions). Of this amount, $60.0 million is available for letters of credit and up to $10.0 million will be available for short-term funds under a “swing line” facility.

On June 19, 2007, we entered into the First Amendment to the Fifth Amended and Restated Credit Agreement. The First Amendment among other things (i) provides for an increase of the aggregate commitment (as defined in the Agreement) from $105.0 million to $155.0 million; (ii) increases the maximum permitted expansion capital expenditures for our Presque Isle Downs facility from $256.0 million to $296.0 million; and increases the permitted investments in MTR-Harness, Inc. from $12.5 million to $15 million.

The amount that may be borrowed under the credit agreement is subject to a debt incurrence test provided by the indentures governing our senior unsecured notes and senior subordinated notes. Prior to entering into the First Amendment, we obtained the required consents from the holders of our senior notes and senior subordinated notes to amend the indentures governing the senior notes and senior subordinated motes. The amendment to the indentures increased the permitted debt “basket” (i.e. the amount we may borrow whether or not we satisfy the debt incurrence tests) for debt incurred under our credit facility from $85.0 million to $135.0 million. We paid a consent fee equal to $7.50 and $20.00 per $1,000 of principal to the holders of the senior notes and senior subordinated notes, respectively, or an aggregate of $3.4 million. Commencing in the third quarter of 2008 and until the senior subordinated notes are no longer outstanding, we may be required to pay additional consent fees to the holders of our senior subordinated notes if we do not satisfy certain quarterly financial ratios. If we do not meet these ratios, we would be required to pay additional consent fees of $5.00 per $1,000 of principal to the holders of the senior subordinated notes per quarter.

In order to borrow an amount in excess of the amended permitted debt basket, we must either satisfy the debt incurrence tests provided by the indentures governing the senior unsecured notes and senior subordinated notes or obtain the prior consents of the holders of at least a majority in aggregate principal amount of those notes that are not owned by the Company or any of its affiliates.

The Fifth Amended and Restated Credit Agreement bears interest based, at our option, on either the agent bank’s base rate or LIBOR, in each case plus a margin that is based on our leverage ratio at the time, which will range from 100 to 212.5 basis points for the base rate loans and 175 to 287.5 basis points for the LIBOR loans. We must also pay a quarterly non-usage commitment fee that is based upon the leverage ratio.

During the three and six months ended June 30, 2007, we borrowed $28.0 million and $103.0 million, respectively, under the credit agreement, which included $50 million paid to the Commonwealth of Pennsylvania on February 21, 2007 for the Presque Isle Downs slot license fee. Upon payment of this fee, the previously issued $50 million letter of credit was returned and cancelled. At June 30, 2007, $103.0 million and letters of credit for approximately $1.5 million were outstanding under the credit facility. Through August 8, 2007, we borrowed an additional $20.0 million under the credit facility.

Other Debt Financing Arrangements

At June 30, 2007, Mountaineer Park, Inc. had liabilities aggregating $1.2 million for the purchase of 82 slot machines. Since we intended and arranged to finance the purchase on a long-term basis as a capital lease obligation, we classified the obligation as long-term at June 30, 2007. The financing was completed on August 6, 2007 at terms that include repayment over 36 months with interest of 7.6% per annum.

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 2, 2007, Presque Isle Downs, Inc. issued a promissory note for $4,072,052 to Fifth Third Bank. The funds were used to pay for 325 slot machines. Under the terms of the note, we are required to make 36 monthly installments of principal and interest in the amount of $129,916 beginning on July 2, 2007 through June 2, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is 7.89% per annum.

On February 2, 2007, Presque Isle Downs, Inc. issued a promissory note for $9,326,209 to PNC Equipment Finance, LLC. The funds were used to pay for 770 slot machines. Under the terms of the note, we are required to make 36 monthly installments of principal and interest in the amount of $298,544 beginning on June 2, 2007 through May 2, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is 8.08% per annum.

On January 24, 2007, Presque Isle Downs, Inc. issued a promissory note for $3,715,300 to Fifth Third Bank. The funds were advanced in three installments and used to pay for a player tracking system. Under the terms of the note, we are required to make 36 monthly installments of principal and interest in the amount of $118,582 beginning on May 19, 2007 through April 19, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is 7.91% per annum.

On January 23, 2007, Presque Isle Downs, Inc. issued a promissory note for $1,859,310 to Fifth Third Bank. The funds were used to pay for 146 slot machines. Under the terms of the note, we are required to make 36 monthly installments of principal and interest in the amount of $59,331 beginning on May 19, 2007 through April 19, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is 7.90% per annum.

On January 17, 2007, Presque Isle Downs, Inc. issued a promissory note for $6,556,720 to National City Equipment Finance, a division of National City Commercial Capital, LLC. The funds were used to pay for 457 slot machines. Under the terms of the note, we are required to make 36 monthly installments of principal and interest in the amount of $208,988 beginning on May 17, 2007 through April 17, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is 7.83% per annum.

On January 17, 2007, Presque Isle Downs, Inc. issued a promissory note for $3,600,000 to CIT Lending Services Corporation. The funds were used to pay for 252 slot machines. Under the terms of the note, interest is payable monthly beginning on February 1, 2007; and principal is payable in 36 monthly installments of $100,000 beginning on May 1, 2007 through April 1, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is LIBOR plus 3.25% per annum.

NOTE 8—COMMITMENTS AND CONTINGENCIES

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

MTR GAMING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On January 17, 2006, Gary Birzer, a jockey who was injured during a race at Mountaineer in July 2004, filed a first amended complaint in which he alleges that Mountaineer was negligent in its design, construction and maintenance of the racetrack as well as in its administration of races. Mr. Birzer seeks medical expenses to date of $550,000, future medical expenses, unspecified lost wages and other damages resulting from his injuries. Mr. Birzer seeks in excess of $10 million in damages. Mr. Birzer’s wife seeks $2 million for loss of consortium. Mountaineer has answered the complaint, denying any negligence or wrongdoing and further alleging that Mr. Birzer’s injuries, to the extent the result of negligence, resulted from Mr. Birzer’s own negligence or the negligence of others. Though the complaint is unclear as to the basis for liability against the Company, it appears that the Company was named a defendant because it is Mountaineer’s parent company and allegedly conspired with the other defendants to cause Mr. Birzer’s injuries. In May 2007, a motion was filed by Mr. Birzer seeking to further amend the complaint to include punitive damages.

We are also party to various lawsuits, which have arisen in the normal course of our business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on our consolidated financial position or results of operations.

NOTE 9—NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The statement defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect that the adoption of SFAS No. 157 will have a significant impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect that the adoption of SFAS No. 159 will have a significant impact on our consolidated financial position or results of operations.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements contained in this document. Such risks, uncertainties and other important factors include, but are not limited to: (i) changes in, or failure to comply with, laws, regulations, the conditions of our Pennsylvania slot license, accounting standards or environmental laws (including adverse changes in regulation by various state gaming or racing authorities and the rates of taxation on gaming revenues) and delays in regulatory licensing processes; (ii) competitive and general economic conditions in our markets, including the location of competitors and the legalization of new forms of gaming in states within our target markets; (iii) the ability to integrate future acquisitions; (iv) construction factors relating to new development or maintenance and expansion of operations, including litigation, delays, zoning issues, environmental restrictions, site conditions, weather or other hazards; (v) the effect of economic, credit and capital market conditions on the economy in general; (vi) dependence on Mountaineer and Presque Isle Downs for the majority of our revenues and cash flows; (vii) dependence upon key personnel and the ability to attract new personnel; (viii) weather or road conditions limiting access to our properties; and (ix) obtaining additional financing, if and when needed, and the impact of leverage and debt service requirements.

Additional factors that could cause our actual performance to differ materially from that contemplated by such forward-looking statements are detailed in our Annual Report on Form 10-K for the year ended December 31, 2006, as well as other filings with the Securities and Exchange Commission. We do not intend to publicly update any forward-looking statements, except as may be required by law.

OVERVIEW

We own and operate The Mountaineer Racetrack and Gaming Resort in Chester, West Virginia; Presque Isle Downs & Casino in Erie, Pennsylvania; Binion’s Gambling Hall & Hotel in Las Vegas, Nevada; the Ramada Inn and Speedway Casino in North Las Vegas, Nevada; and Scioto Downs in Columbus, Ohio. We also own a 90% interest in Jackson Trotting Association, LLC, which operates Jackson Harness Raceway in Jackson, Michigan; and a 50% interest in North Metro Harness Initiative, LLC, which is constructing a harness racetrack and card room in Anoka County, Minnesota.

Through our wholly-owned subsidiary, Presque Isle Downs, Inc., we opened the clubhouse of Presque Isle Downs & Casino on February 28, 2007. Presque Isle Downs currently consists of a clubhouse with 2,000 slot machines, fine and casual dining restaurants, bars, a paddock and administration building, parimutuel wagering on races simulcast from other facilities, and approximately 3,225 parking spaces. We intend to commence live thoroughbred horse racing at Presque Isle Downs in September 2007. The Pennsylvania Racing Commission has approved our request for 25 racing dates in 2007. We expect that

Presque Isle Downs will generate significant revenues and profits and substantially diversify our operations.

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

On June 26, 2007, we entered into a Stock Purchase Agreement with TLC Casino Enterprises, Inc. to sell 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owns and operates Binion’s Gambling Hall & Hotel, and Speakeasy Fremont Experience Operating Company. The purchase price to be paid by TLC Casino Enterprises, Inc. is $32.0 million in cash, subject to certain remaining due diligence items and customary conditions, including but not limited to, the approval of the Nevada Gaming Commission and the City of Las Vegas and purchase price adjustments based on changes in net working capital and certain capital expenditures between execution and closing. The closing is expected to take place after the receipt of all regulatory approvals, which the buyer must obtain within six months (but which the buyer may extend for up to six months). We purchased Binion’s from an affiliate of Harrah’s Entertainment, Inc. in March 2004 for $20.0 million and simultaneously purchased a parcel of land for $1.8 million that was previously ground leased.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2006

The following tables set forth information concerning our results of operations by property.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net revenues:
Mountaineer	$67,970	$74,015	$134,519	$145,844
Presque Isle Downs	43,904	—	64,963	—
Binion’s Gambling Hall	15,503	15,083	30,588	31,607
Las Vegas Speedway	2,781	2,965	5,833	6,065
Scioto Downs	1,444	1,596	2,080	2,402
Jackson Racing	1,223	1,266	1,892	1,995
North Metro	6	—	28	—
Corporate	3	3	6	6
Consolidated net revenues	$132,834	$94,928	$239,909	$187,919

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Operating income (loss):
Mountaineer	$8,175	$10,662	$17,543	$23,093
Presque Isle Downs(1)	5,575	(559)	6,960	(559)
Binion’s Gambling Hall	(1,636)	(1,095)	(2,926)	(992)
Las Vegas Speedway	156	353	514	952
Scioto Downs	(779)	(659)	(1,449)	(1,217)
Jackson Racing	(154)	(44)	(197)	(55)
North Metro	(98)	(160)	(341)	(262)
Corporate	(3,315)	(3,571)	(6,255)	(7,208)
Consolidated operating income	$7,924	$4,927	$13,849	$13,752

(1)          Presque Isle Downs’ operating income includes pre-opening costs of $49,000 and $3.0 million for the three and six months ended June 30, 2007 respectively.

Mountaineer’s Operating Results:

During the three months ended June 30, 2007, net revenues decreased by $6.0 million, or 8.2%, primarily due to a $5.6 million decrease in gaming revenues. Net revenues earned from parimutuel commissions and food, beverage and lodging operations remained consistent with 2006, while net revenues earned from other sources decreased by $0.4 million. Promotional allowances were comparable to the prior year. Mountaineer’s operating margin decreased to 12.0% in 2007 from 14.4% in 2006, a decrease of 17%.

For the six-month period ended June 30, 2007, net revenues decreased by $11.3 million, or 7.8%, due to a $10.5 million decrease in gaming revenues, a $0.1 million decrease in parimutuel commissions, a $0.3 million decrease in food, beverage and lodging revenues and a $0.4 million decrease in revenues from other sources. Mountaineer’s operating margin decreased to 13.0% in 2007 from 15.8% in 2006, a decrease of 18%.

Significant factors contributing to Mountaineer’s operating results were:

•       a decrease in gross profit from gaming operations (as discussed below);

•       costs incurred to support the June 30th local referendum to allow table gaming at Mountaineer’s facility (discussed below) in the amount of $0.4 million;

•       an overall increase in compensation and benefits costs of $0.1 million and $0.4 million during the three- and six-month periods, respectively; and

•       an increase in marketing promotions and advertising costs to drive patron traffic in the amounts of $0.4 million and $0.3 million during the three- and six-month periods, respectively; offset by

•       a decrease in depreciation expense in the amounts of $0.9 million and $1.4 million during the three- and six-month periods, respectively.

A discussion of Mountaineer’s key operations follows.

Gaming Operations.   Revenues from gaming operations decreased by $5.6 million, or 8.6%, to $59.6 million during the three months ended June 30, 2007, compared to the same period during 2006, and gross profit decreased by $2.2 million, or 9.2% during the period. For the six-month period of 2007, revenues from gaming operations decreased by $10.5 million, or 8.1%, to $119.3 million compared to the same period during 2006, and gross profit decreased by $4.4 million, or 8.9% during the period.

During the second quarter of 2007, Mountaineer’s average daily net win per machine decreased to $203 compared to $222 during the same period of 2006. For the six-month period ended June 30, 2007, average daily net win per machine decreased to $205 compared to $223 during the same period in 2006.

Management attributes the decrease in revenue from gaming operations during 2007 to the impact on our market from the opening of gaming operations in Pennsylvania, which share some customer base in Ohio and Pennsylvania. On June 11, 2007, The Meadows Racetrack & Casino, a harness racetrack in Washington, Pennsylvania, opened its new slot casino with 1,738 machines. The Meadows is approximately 40 miles southeast of Mountaineer.

On June 30, 2007, a local referendum in Hancock County, West Virginia was passed allowing Mountaineer to add table games to its facility. In the fourth quarter of 2007, subject to the State’s readiness to regulate the new games, Mountaineer expects to introduce 37 poker tables and 50 table games within its existing facility. There are no statutory limits on the size of wagers or number of games. We believe the implementation of table games at Mountaineer could increase its market penetration, which may contribute to Mountaineer’s gaming revenue growth and further development as a destination resort. Furthermore, table gaming at Mountaineer will also help distinguish our product from slot machines in local bars and clubs and slot machine operations in Pennsylvania. The net effect of the implementation of table games and continued competition of slot operations in Pennsylvania is not known. In addition, the continued volatility of fuel costs could impact revenue growth.

Parimutuel Commissions.   Parimutuel commissions for Mountaineer, detailing gross handles less patron payouts and deductions, for three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Import simulcast racing parimutuel handle	$4,952	$5,111	$9,658	$10,064
Live racing parimutuel handle	3,036	3,347	4,331	5,156
Less patrons’ winning tickets	(6,312)	(6,677)	(11,041)	(11,997)
	1,676	1,781	2,948	3,223
Revenues—export simulcast	3,707	3,361	5,597	5,488
	5,383	5,142	8,545	8,711
Less:
State and county parimutuel tax	(123)	(125)	(218)	(234)
Purses and Horsemen’s Association	(2,412)	(2,283)	(3,788)	(3,833)
Revenues—parimutuel commissions	$2,848	$2,734	$4,539	$4,644

The decrease in live and import simulcast racing handle was primarily attributable to 10 fewer racing days during the six-month period of 2007 compared to the same period of 2006 as a result of more severe winter weather conditions in 2007. However, this decrease was offset by an increase in export simulcast racing handle due to the ability of patrons to place parimutuel wagers via telephone and the Internet.

Live racing and import simulcast may continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or growth in the utilization of telephone and/or Internet wagering).

Food, beverage and lodging operations.   Revenues from food, beverage and lodging operations decreased slightly during the three months ended June 30, 2007, compared to the same period during 2006, and gross profit from these operations decreased by $0.4 million, or 21.0%. For the six-month period ended June 30, 2007, revenues from food, beverage and lodging operations decreased by $0.3 million compared to the same period during 2006, and gross profit from these operations decreased by $0.6 million, or 17.9%. The decreases in gross profit primarily resulted from increased food costs and slight increases in compensation and benefits costs.

The average daily room rate for the Grande Hotel decreased to $62.85 during the second quarter of 2007 from $83.28 during the same period of 2006, but the average occupancy rate increased to 78.1% from 65.9% during the same periods, respectively. During the six-month periods, the average daily room rate decreased to $64.85 during 2007 from $76.65 during 2006, but the average occupancy rate increased to 74.7% from 67.7% during the same periods, respectively. The average occupancy and daily room rates reflect targeted marketing campaigns to increase occupancy with discounted rates. We expect the commencement of table gaming to increase hotel occupancy and permit us to increase room rates.

Presque Isle Downs’ Operating Results:

Presque Isle Downs opened its clubhouse for slot operations on February 28, 2007, and from its opening through June 30, 2007, earned net revenues of $65.0 million, including gaming revenues of $62.0 million. The facility generated operating income of $7.0 million, inclusive of pre-opening costs of $3.0 million and depreciation of $3.9 million. During this period, the average daily net win per machine was $252. In the second quarter of 2007, Presque Isle Downs earned net revenues of $43.9 million and generated operating income of $5.6 million, inclusive of depreciation of $2.9 million. During this period, the average daily net win per machine was $231.

Binion’s Operating Results:

During the three-month period ended June 30, 2007, net revenues earned from Binion’s increased by $0.4 million compared to the same period during 2006, due primarily to a leveling off of the downward trend in the downtown Las Vegas gaming market and increased poker revenue as a result of the World Series of Poker held in Las Vegas during the quarter. During this same period, Binion’s experienced an operating loss of $1.6 million compared to $1.1 million in 2006. During the second quarter of 2007, Binion’s incurred approximately $660,000 of unemployment tax, which the State of Nevada had failed to assess because of its error in determining the applicable tax rates.

During the six months ended June 30, 2007, net revenues earned from Binion’s decreased by $1.0 million compared to the same period during 2006, due primarily to a decline in gaming revenues. During this same period, Binion’s experienced an operating loss of $2.9 million compared to $1.0 million in 2006.

Additionally, in the first quarter of 2007, Binion’s received approximately $1.3 million as a cash distribution (in lieu of common stock) for its interest as a member (policyholder) in a mutual insurance company that converted to a stock corporation and completed a successful public offering.

Las Vegas Speedway’s Operating Results:

During the three-month period ended June 30, 2007, net revenues earned from Speedway decreased by $0.2 million compared to the same period during 2006. During this same period, the operating margin decreased to 5.6% in 2007 from 11.9% in 2006, due primarily to a decrease in gaming revenues. During the six-month period, the operating margin decreased to 8.8% in 2007 from 15.7% in 2006, due to the decrease in gaming revenues as well as decreased margins in gaming and food, beverage and lodging.

Scioto Downs’ Operating Results:

The operating results for Scioto Downs include simulcasting, which is operated year-round, and live harness racing, which is conducted from early May through mid-September, as well as food and beverage operations. The property’s net revenues slightly decreased and operating losses slightly increased during the three- and six-month periods ended June 30, 2007 compared to the same periods of 2006. During 2007, Scioto Downs’ has scheduled 80 live racing dates, the same number of race days as in 2006.

In April 2007, Scioto Downs, through its subsidiary RacelineBet, Inc., launched RacelineBet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of AmericaTab LTD. Membership is free, and is presently available to U.S. residents in 32 states. RacelineBet’s schedule incorporates races from over 100 harness and thoroughbred tracks worldwide. In addition to RacelineBet representing a new source of revenue for the Company, we expect it to increase awareness and handle for races at the Company’s other tracks.

Jackson Racing Operating Results:

During the three and six months ended June 30, 2007, Jackson Racing, which conducts live harness racing and simulcasting with parimutuel wagering in Jackson, Michigan, earned revenues of $1.2 million and $1.9 million, respectively, which was comparable with the same periods during 2006. During these same periods of 2007, operating losses were $154,000 and $197,000, respectively, before the 10% minority interest not owned by us.

North Metro Operating Results:

In April 2007, North Metro obtained $41.7 million of financing that is without recourse to us and commenced construction of the harness racetrack and card room, and is required to commence operations no later than July 30, 2008 in accordance with its financing agreement. Upon execution of the non-recourse financing obtained by North Metro, we concluded that North Metro was no longer a variable interest entity in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) and subsequent revision FIN 46R. Therefore, effective April 30, 2007, we deconsolidated North Metro on a prospective basis and applied the equity method of accounting to our investment in North Metro in accordance with FIN 46. Prior to April 30, 2007, the operations of North Metro Harness were consolidated as part of our operating results, net of minority interest. Through April 30, 2007, MTR-Harness incurred an operating loss of $321,000 and recorded minority interest of $117,000. Since this time through June 30, 2007, MTR-Harness recorded $14,000 of equity in loss of an unconsolidated joint venture during the three months ended June 30, 2007.

Corporate Operating Results:

During the three months ended June 30, 2007, corporate general and administrative expenses were $3.2 million, which was comparable to the same period during 2006.

For the six-month period ended June 30, 2007, corporate general and administrative expenses decreased by $0.7 million, or 10.1%, to $6.1 million compared to the same period during 2006, due primarily to an overall decrease in administrative costs. Specifically, the decrease in costs was partially attributed to:

•       a decrease of $0.3 million related to the development of Presque Isle Downs;

•       a decrease of $0.2 million related to our efforts in 2006 to participate in a stand-alone casino in Pittsburgh;

•       a decrease of $0.4 million in costs incurred in 2006 in consideration of a management buyout proposal; offset by

•       an increase of $0.4 million related to other strategic development costs, primarily related to the sale of Las Vegas Speedway and Binion’s.

Depreciation Expense:

During the three and six months ended June 30, 2007, depreciation expense increased by $2.1 million and $2.6 million, respectively, compared to the same periods in 2006, primarily due to the opening of Presque Isle Downs.  We expect depreciation expense to continue to increase during the remainder of 2007 and into 2008 as the various construction phases of Presque Isle Downs are completed.

Loss on Disposal of Property:

During the six months ended June 30, 2007, we incurred a loss of $60,000 on the disposal of property compared to a loss of $165,000 in the same period of 2006.  During 2006, we incurred a loss of $268,000 in connection with expiration of land options and other costs related to our proposed stand-alone casino in Pittsburgh.

Interest:

During the three and six months ended June 30, 2007, interest expense, net of interest income, increased by $4.7 million and $7.5 million, respectively, compared to the same periods during 2006. This increase was primarily attributable to the increased borrowings under the Senior Subordinated Notes (May 2006), equipment financing for Presque Isle Downs and borrowings under our credit facility, as well as decreases in capitalization of interest related to the construction of Presque Isle Downs. Interest capitalized during the second quarter of 2007 was $0.3 million compared to $1.1 million during the same period of 2006. Interest capitalized during the six-month periods was $1.7 million during 2007 and $1.9 million during 2006. We expect interest expense to continue to increase during the remainder of 2007 as additional funds are borrowed in connection with the completion of Presque Isle Downs’ construction and certain other capital expenditures.

Provision for Income Taxes:

The provision for income taxes in 2007 was computed based on an effective federal income tax rate of 49%, plus an additional state income tax provision associated with the operations of Presque Isle Downs, as compared to 39% in 2006. The 2007 effective income tax rate is reflective of permanent non-deductible expenses and interest expense related to uncertain tax positions in income tax expense.  During the three and six months ended June 30, 2007, we recognized interest expense of approximately $94,000 and $185,000, respectively.

CASH FLOWS

Our operating activities produced $8.6 million in cash flow during the six months ended June 30, 2007, compared to $13.2 million during the same period of 2006. In 2007, non-cash expenses included $15.6 million of depreciation and amortization.

Net cash used in investing activities was $106.8 million during the six months ended June 30, 2007, compared to $117.7 million during the same period of 2006. In 2007, we invested $54.1 million in property and equipment and other capital improvements (including Presque Isle Downs) compared to $37.4 million in 2006. During 2007, we also paid $50 million to the Commonwealth of Pennsylvania for Presque Isle Downs’ slot license fee, and paid $8.0 million into a Rabbi Trust in accordance with the provisions of the previous employment agreement with our Chief Executive Officer. During 2006, we invested $79.8 million of borrowings received from the 9% senior subordinated notes in government money market funds on a short-term basis and then used the principal and interest for the development and construction of Presque Isle Downs.

Net cash provided by financing activities was $111.6 million during the six months ended June 30, 2007, compared to $100.9 million during the same period of 2006. In 2007, we had borrowings of $103 million from our credit facility. In 2006, we consummated the private sale of our senior subordinated notes in the amount of $125 million.

LIQUIDITY AND SOURCES OF CAPITAL

We had a working capital deficit of $5.2 million as of June 30, 2007, and our unrestricted cash balance amounted to $32.1 million. The working capital position reflects the $12.9 million of construction project liabilities and increases in accrued interest and current portion of long-term debt, principally all of which relate to the construction and development of Presque Isle Downs. The operations of Presque Isle Downs will provide additional funds that will be utilized along with availability under the amended credit facility to satisfy current and future construction project costs and our other capital requirements.

At June 30, 2007, the balances in bank accounts owned by Mountaineer’s horsemen, but to which we contribute funds for racing purses, exceeded our purse payment obligations by $2.5 million. This amount is available for payment of future purse obligations at our discretion and in accordance with the terms of its agreement Mountaineer’s horsemen. We also earn the interest on balances in these accounts.

On June 19, 2007, we entered into the First Amendment to the Fifth Amended and Restated Credit Agreement. The First Amendment among other things (i) provides for an increase of the aggregate commitment (as defined in the Agreement) from $105.0 million to $155.0 million; (ii) increases the maximum permitted expansion capital expenditures for our Presque Isle Downs facility from $256.0 million to $296.0 million; and  increases the permitted investments in MTR-Harness, Inc. from $12.5 million to $15 million

During the six months ended June 30, 2007, we borrowed $103.0 million under the credit agreement, which included $50 million paid to the Commonwealth of Pennsylvania on February 21, 2007 for the Presque Isle Downs slot license fee. Upon payment of this fee, the previously issued $50 million letter of credit was returned and cancelled. At June 30, 2007, $103.0 million and letters of credit for approximately $1.5 million were outstanding under the credit facility. Through August 8, 2007, we borrowed an additional $20.0 million under the credit facility.

The amount that may be borrowed under the credit agreement, exclusive of certain amounts separately identified for equipment and other financing, is subject to a debt incurrence test provided by the indentures governing our senior unsecured notes and senior subordinated notes. Prior to entering into the First Amendment, we obtained the required consents from the holders of our senior notes and senior subordinated notes to amend the indentures governing the senior notes and senior subordinated motes. The amendment to the indentures increased the permitted debt “basket” (i.e. the amount we may borrow whether or not we satisfy the debt incurrence tests) for debt incurred under our credit facility from $85.0 million to $135.0 million. We paid a consent fee equal to $7.50 and $20.00 per $1,000 of principal to the holders of the senior notes and senior subordinated notes, respectively, or an aggregate of $3.4 million. Commencing in the third quarter of 2008 and until the senior subordinated notes are no longer outstanding, we may be required to pay additional consent fees to the holders of our senior subordinated notes if we do not satisfy certain quarterly financial ratios. If we do not meet these ratios, we would be required to pay additional consent fees of $5.00 per $1,000 of principal to the holders of the senior subordinated notes per quarter.

At June 30, 2007, Mountaineer Park, Inc. had liabilities aggregating $1.2 million for the purchase of 82 slot machines. Since we intended and arranged to finance the purchase on a long-term basis as a capital lease obligation, we classified the obligation as long-term at June 30, 2007. The financing was completed on August 6, 2007 at terms that include repayment over 36 months with interest of 7.6% per annum.

During the first quarter of 2007, Presque Isle Downs issued six promissory notes in the aggregate principal amount of $29.1 million. The borrowed funds were used to pay for 1,950 slot machines and a player tracking system. Under the terms of the notes, we are required to make monthly installments of principal and interest (in varying amounts) through June 2010. The interest rates on the notes range from LIBOR plus 3.25% to a fixed rate of 8.08% per annum.

The following contractual obligations entered into since December 31, 2006, increase contractual cash obligations (see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital in the Annual Report on Form 10-K for the year ended December 31, 2006) as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Contractual cash obligations:
Long-term debt	$112.2	$3.1	$6.0	$103.1	$—
Operating leases	0.8	0.1	0.6	0.1	—
Purchase and other contractual obligations	0.7	0.1	0.4	0.2	—
Capital expenditures/construction	31.6	31.6	—	—	—
Employment agreements	0.3	0.1	0.2	—	—
Total	$145.6	$35.0	$7.2	$103.4	—

Capital Expenditures

During the six months ended June 30, 2007, additions to property and equipment and other capital projects aggregated $54.1 million, which included approximately $48.2 million related to the development and construction of Presque Isle Downs and approximately $1.2 million for slot machines and gaming equipment at Binion’s.

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

On July 26, 2007, we purchased the land, building and equipment, as well as the simulcast operations, of an off-track wagering facility in Erie, Pennsylvania for $7.0 million, plus related closing costs and legal fees. We hired certain of the employees and transferred the operations of the off-track wagering facility to Presque Isle Downs, which then commenced simulcast operations on July 27, 2007. We intend to sell the 14-acre site and building that previously housed the off-track wagering facility.

We have financed development and construction costs of Presque Isle Downs with cash flow from operations, borrowings under our credit facility and cash on hand, including the proceeds of our senior subordinated notes, and equipment financing arrangements. To date, we have spent approximately $275 million on the development and construction of Presque Isle Downs (including the $50 million licensing fee and pre-opening expenses). We currently anticipate that we will incur approximately $16 million in 2007 to complete the development and construction of Presque Isle Downs, and approximately $20 million to meet our other capital spending requirements, which includes $10-$11 million in capital expenditures to launch table gaming at Mountaineer.

The remaining phases of the development of Presque Isle Downs, which includes the construction of certain buildings, barns and the completion of the racetrack, remain subject to risks and uncertainties, which include but are not limited to unforeseen engineering, environmental, or geological problems, interference with existing operations, unanticipated cost increases, work stoppages, weather interference, including floods, construction delays and other risks associated with building a racing operation. Also, our racing license requires us to commence live racing by December 30, 2007, and we intend to conduct 25 days (the minimum annual number pursuant to the state’s racing laws) of live racing in 2007 in order to avoid any question whether technical compliance with our license satisfies the law. We must also comply with regulations of the State Horseracing Commission and the gaming laws concerning minimum number of race days (150 days pursuant to the gaming act, provided however, that the racing commission may establish a smaller number if anticipated or actual weather would make 150 days impracticable).

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

The construction of North Metro, including furniture, fixtures and equipment, is estimated to cost approximately $62.5 million (approximately $33.4 million going forward), $41.7 million of which was separately financed without recourse to us, although we may elect to make additional investments. Through June 30, 2007, we made aggregate capital contributions in North Metro of approximately $12.3 million (exclusive of legal and other fees), including additional capital contributions aggregating $1.3 million that we were required to make in connection with the completion of the $41.7 financing by North Metro. North Metro is required to commence operations no later than July 30, 2008 in accordance with its financing agreement.

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

Management believes that our cash balances, cash flow from operations (which we believe will increase substantially as a result of the opening of Presque Isle Downs),  the net proceeds from the sales of our excess land holdings in Erie, Pennsylvania and availability under our credit facility will be sufficient to cover any capital required to fund maturing debt obligations and any other contemplated capital expenditures and short-term funding requirements for the next twelve months, including the development and construction of Presque Isle Downs. The timing of other future acquisition and development projects or any unforeseen circumstances in our current development projects could impact our cash flow requirements, such that additional financing may be required. See “Item 1A. Risk Factors—Risks Related to Our Business” included in our 2006 Annual Report on Form 10-K for a description of certain circumstances that may affect our sources of liquidity. We may also repurchase additional shares of our common stock in amounts and at times determined by our board of directors from time to time. We may also finance our expansion and capital requirements, to the extent permitted under existing debt agreements, through the public or private sale of equity securities, though we have no current plans to do so.

In order to borrow additional funds in excess of the amended permitted debt basket of $135 million or other forms of financing for which a specific carve-out provision is not provided by the senior notes and senior subordinated notes indentures, we must either satisfy the debt incurrence tests provided by the indentures governing the senior unsecured notes and senior subordinated notes or obtain the prior consents of the holders of at least a majority in aggregate principal amount of those notes that are not owned by the Company or any of its affiliates.

We intend to utilize the net proceeds from the sale of our Binion’s Gambling Hall & Hotel (subject to certain remaining due diligence items and obtaining required regulatory approvals), the sale of our Ramada Inn and Speedway Casino (subject to obtaining required regulatory approvals), and the net proceeds not otherwise utilized from the sale of excess land holdings and the recently acquired off-track wagering facility in Erie, Pennsylvania, to reduce outstanding obligations under our credit facility.

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

On April 19, 2007, the Company’s Board of Directors adopted, and on June 19, 2007 our shareholders ratified, the Company’s 2007 Stock Incentive Plan. The Board has reserved 400,000 shares of our common stock for issuance pursuant to the exercise of options issued under the Plan. On June 26, 2007, pursuant to the Plan, our Compensation Committee granted to eighteen employees options to purchase a total of 143,000 shares of our common stock at a purchase price of $14.79 per share, the NASDAQ Official Close Price on that date. The options have a term of ten years and vest two years after the date of grant.

On April 27, 2007, our Compensation Committee granted to eighteen employees options to purchase a total of 133,000 shares of our common stock at a purchase price of $16.27 per share, the NASDAQ Official Close Price on that date. The options have a term of ten years and vest two years after the date of grant.

As of June 30, 2007, there were outstanding options to purchase 1,394,000 shares of our common stock. If all such stock options were exercised, we would receive proceeds of approximately $11.8 million. We utilize the treasury stock method in determining the dilutive effect of outstanding stock options. Our policy is as follows: Our basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

CRITICAL ACCOUNTING POLICIES

Income Taxes

In July 2006, the Financial Accounting Standards Board issued “Interpretation No. 48, Accounting for Uncertainty in Tax Positions—an Interpretation of SFAS No. 109” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 effective as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 was recorded in retained earnings. As discussed further in Note 6, the adoption of FIN 48 increased total assets by $582,000 and total liabilities by $986,000, and decreased total shareholders’ equity by $404,000.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The statement defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect that the adoption of SFAS No. 157 will have a significant impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect that the adoption of SFAS No. 159 will have a significant impact on our consolidated financial position or results of operations.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. However, with the issuance of the fixed rate senior unsecured notes in March 2003 and senior subordinated notes in May 2006, our exposure to interest rate changes will be limited to amounts which may be outstanding under the $155 million Fifth Amended and Restated Credit Agreement (See Liquidity and Sources of Capital).

Depending upon the amounts outstanding under the Fifth Amended and Restated Credit Agreement, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $1,550,000 (assuming an increase in the principal amount outstanding from $0 to $155 million).

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

On February 28, 2007, the Company, through its wholly-owned subsidiary Presque Isle Downs, Inc., commenced operations of Presque Isle Downs & Casino. Presque Isle Downs’ operations are subject to the Company’s disclosure controls and procedures. We continue to work with the Pennsylvania Gaming Control Board to ensure that Presque Isle Downs’ controls meet required regulatory requirements. We believe these controls are designed effectively, and will be subject to testing during 2007 for operating effectiveness.

PART II

OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

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

Gary Birzer and Amy Birzer v. MTR Gaming Group, Inc. and Mountaineer Park, Inc, et. al, Civil Action No. 06-C-2-W, Circuit Court of Hancock County, West Virginia.   On January 17, 2006, Gary Birzer, a jockey who was injured during a race at Mountaineer in July 2004, filed a first amended complaint in which he alleges that Mountaineer was negligent in its design, construction and maintenance of the racetrack as well as in its administration of races. Mr. Birzer seeks medical expenses to date of $550,000, future medical expenses, unspecified lost wages and other damages resulting from his injuries. Mr. Birzer seeks in excess of $10 million in damages. Mr. Birzer’s wife seeks $2 million for loss of consortium. Mountaineer has answered the complaint, denying any negligence or wrongdoing and further alleging that Mr. Birzer’s injuries, to the extent the result of negligence, resulted from Mr. Birzer’s own negligence or the negligence of others. Though the complaint is unclear as to the basis for liability against the Company, it appears that the Company was named a defendant because it is Mountaineer’s parent company and allegedly conspired with the other defendants to cause Mr. Birzer’s injuries. In May 2007, a motion was filed by Mr. Birzer seeking to further amend the complaint to include punitive damages. We believe, but cannot assure, that we have sufficient liability insurance coverage for these claims.

We are also party to various lawsuits, which have arisen in the normal course of our business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on our consolidated financial position or results of operations. Legal matters are discussed in greater detail in “Item 3. Legal Proceedings” and Note 8 to our Consolidated Financial statements included in our 2006 Annual Report on Form 10 K.

ITEM 1A.        RISK FACTORS

Not applicable.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company held its annual meeting of shareholders on June 19, 2007. The table below presents the matters submitted to a vote and the results of that vote.

(a)           The following directors were elected by the following vote:

	FOR	WITHHELD
Edson R. Arneault	24,624,098	214,036
Robert A. Blatt	24,631,428	206,706
James V. Stanton	24,641,853	196,281
Donald J. Duffy	24,272,755	565,379
L.C. Greenwood	24,272,455	565,679
Richard Delatore	24,358,713	479,421

(b)          The proposal to ratify the adoption of the Company’s 2007 Stock Incentive Plan was approved by the following vote:

FOR	AGAINST	ABSTAIN	NOT VOTED
15,939,315	1,868,540	41,667	6,988,612

(c)           The proposal to confirm the selection of Ernst & Young LLP as independent public accountants for the Company for the fiscal year ending December 31, 2007 was approved by the following vote:

FOR	AGAINST	ABSTAIN
24,774,298	39,564	24,272

ITEM 5.                OTHER INFORMATION

Not Applicable.

ITEM 6.                EXHIBITS

Exhibit No.	Item Title
3.1	Restated Certificate of Incorporation for Winner’s Entertainment, Inc. dated August 17, 1993 (incorporated by reference to our report on Form 10-K for the year ended December 31, 1993).
3.2	Amended By Laws (incorporated by reference to our report on Form 8-K filed February 20, 1998).
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Winner’s Entertainment, Inc. dated October 10, 1996 (incorporated by reference to our report on Form 8-K filed November 1, 1996).
4.1	Excerpt from Common Stock Certificates (incorporated by reference to our report on Form 10-K filed March 30, 2001).
4.2

Supplemental Indenture dated June 15, 2007, by and between the Registrant, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of March 25, 2003 (incorporated by reference to our report on Form 8-K filed June 18, 2007).

4.3

Supplemental Indenture dated June 15, 2007, by and between the Registrant, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of May 25, 2006 (incorporated by reference to our report on Form 8-K filed June 18, 2007).

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

10.3

First Amendment to Fifth Amended and Restated Credit Agreement dated June 19, 2007, by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to our report on Form 8-K filed June 22, 2007).

10.4

Revolving Credit Note (First Restated) dated June 19, 2007, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., and Speakeasy Gaming of Fremont, Inc. (incorporated by reference to our report on Form 8-K filed June 22, 2007).

10.5

Revolving Credit Note (First Restated) dated June 19, 2007, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., and Speakeasy Gaming of Fremont, Inc. (incorporated by reference to our report on Form 8-K filed June 22, 2007).

10.6

Revolving Credit Note dated June 19, 2007, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., and Speakeasy Gaming of Fremont, Inc. (incorporated by reference to our report on Form 8-K filed June 22, 2007).

10.7	Stock Purchase Agreement dated June 26, 2007, by and between the Registrant and TLC Casino Enterprises, Inc. (incorporated by reference to our report on Form 8-K filed June 18, 2007).
14.1	Amendment to Registrant’s Code of Ethics and Business Conduct (incorporated by reference to our report on Form 8-K filed April 24, 2007).
31.1	Certification of Edson R. Arneault pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Edson R. Arneault pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1

Supplemental Indenture dated June 1, 2007, to Indenture dated March 25, 2003 by and among the Registrant, certain wholly-owned subsidiaries of the Registrant (as Guarantors) and Wells Fargo Bank, N.A. (as Trustee) (incorporated by reference to our report on Form 8-K filed June 18, 2007).

99.2

Supplemental Indenture dated June 1, 2007, to Indenture dated May 25, 2006 by and among the Registrant, certain wholly-owned subsidiaries of the Registrant (as Guarantors) and Wells Fargo Bank, N.A. (as Trustee) (incorporated by reference to our report on Form 8-K filed June 18, 2007).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1933, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 9, 2007	MTR GAMING GROUP, INC.
	By:	/s/ EDSON R. ARNEAULT
Edson R. Arneault
CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER
	By:	/s/ JOHN W. BITTNER, JR.
John W. Bittner, Jr.
CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

Exhibit No.	Item Title
3.1	Restated Certificate of Incorporation for Winner’s Entertainment, Inc. dated August 17, 1993 (incorporated by reference to our report on Form 10-K for the year ended December 31, 1993).
3.2	Amended By Laws (incorporated by reference to our report on Form 8-K filed February 20, 1998).
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Winner’s Entertainment, Inc. dated October 10, 1996 (incorporated by reference to our report on Form 8-K filed November 1, 1996).
4.1	Excerpt from Common Stock Certificates (incorporated by reference to our report on Form 10-K filed March 30, 2001).
4.2

Supplemental Indenture dated June 15, 2007, by and between the Registrant, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of March 25, 2003 (incorporated by reference to our report on Form 8-K filed June 18, 2007).

4.3

Supplemental Indenture dated June 15, 2007, by and between the Registrant, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of May 25, 2006 (incorporated by reference to our report on Form 8-K filed June 18, 2007).

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

10.3

First Amendment to Fifth Amended and Restated Credit Agreement dated June 19, 2007, by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to our report on Form 8-K filed June 22, 2007).

10.4

Revolving Credit Note (First Restated) dated June 19, 2007, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., and Speakeasy Gaming of Fremont, Inc. (incorporated by reference to our report on Form 8-K filed June 22, 2007).

10.5

Revolving Credit Note (First Restated) dated June 19, 2007, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., and Speakeasy Gaming of Fremont, Inc. (incorporated by reference to our report on Form 8-K filed June 22, 2007).

10.6

Revolving Credit Note dated June 19, 2007, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., and Speakeasy Gaming of Fremont, Inc. (incorporated by reference to our report on Form 8-K filed June 22, 2007).

10.7	Stock Purchase Agreement dated June 26, 2007, by and between the Registrant and TLC Casino Enterprises, Inc. (incorporated by reference to our report on Form 8-K filed June 18, 2007).
14.1	Amendment to Registrant’s Code of Ethics and Business Conduct (incorporated by reference to our report on Form 8-K filed April 24, 2007).

31.1	Certification of Edson R. Arneault pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Edson R. Arneault pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1

Supplemental Indenture dated June 1, 2007, to Indenture dated March 25, 2003 by and among the Registrant, certain wholly-owned subsidiaries of the Registrant (as Guarantors) and Wells Fargo Bank, N.A. (as Trustee) (incorporated by reference to our report on Form 8-K filed June 18, 2007).

99.2

Supplemental Indenture dated June 1, 2007, to Indenture dated May 25, 2006 by and among the Registrant, certain wholly-owned subsidiaries of the Registrant (as Guarantors) and Wells Fargo Bank, N.A. (as Trustee) (incorporated by reference to our report on Form 8-K filed June 18, 2007).