Form 10-Q
period 2007-09-30
MTR GAMING GROUP INC
filed 2007-11-09
CIK 834162

Use these links to rapidly review the document
MTR GAMING GROUP, INC. INDEX FOR FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $.00001 PAR VALUE
Class
 27,560,260
Outstanding at November 7, 2007

MTR GAMING GROUP, INC.

INDEX FOR FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	SEPTEMBER 30 2007	DECEMBER 31 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,807	$21,431
Short-term investments	—	12,657
Restricted cash	311	898
Accounts receivable, net of allowance for doubtful accounts of $124 in 2007 and $89 in 2006	12,685	7,165
Accounts receivable—West Virginia Lottery Commission	3,289	—
Inventories	4,301	2,776
Deferred financing costs	3,200	2,054
Prepaid income taxes	370	—
Deferred income taxes	1,445	899
Other current assets	10,401	3,237
Assets held for sale	2,869	3,284

Total current assets	70,678	54,401
Property and equipment, net	389,961	342,480
Goodwill	2,136	1,492
Other intangibles	71,688	21,206
Deferred financing costs, net of current portion	8,917	7,143
Deposits and other	43,733	15,802
Assets held for sale	34,779	36,683

Total assets	$621,892	$479,207

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,450	$9,454
Accounts payable—gaming taxes and assessments	6,499	1,094
Accrued payroll and payroll taxes	3,714	2,475
Accrued income tax liability	—	3,866
Accrued interest	11,191	4,182
Other accrued liabilities	14,604	11,202
Construction project liabilities	6,277	15,418
Current portion of long-term debt and capital lease obligations	10,942	6,000
Liabilities held for sale	3,992	6,690

Total current liabilities	66,669	60,381
Long-term debt and capital lease obligations, net of current portion	415,080	271,908
Long-term deferred compensation	10,278	9,684
Deferred income taxes	3,716	3,849
Liabilities held for sale	4,897	5,021

Total liabilities	500,640	350,843
Minority interest	303	5,380
Shareholders' equity:
Common stock	—	—
Paid-in capital	60,142	58,985
Retained earnings	60,854	64,046
Accumulated other comprehensive loss	(47)	(47)

Total shareholders' equity	120,949	122,984

Total liabilities and shareholders' equity	$621,892	$479,207

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2007	2006	2007	2006
Revenues:
Gaming	$103,468	$71,114	$289,080	$205,590
Parimutuel commissions	4,864	4,506	12,318	12,474
Food, beverage and lodging	9,783	7,577	25,320	20,265
Other	2,372	2,267	6,012	5,881

Total revenues	120,487	85,464	332,730	244,210
Less promotional allowances	(1,896)	(1,423)	(4,818)	(3,857)

Net revenues	118,591	84,041	327,912	240,353

Operating expenses:
Expenses of operating departments:
Gaming	63,366	41,314	178,543	123,231
Parimutuel commissions	4,570	3,384	10,608	9,676
Food, beverage and lodging	8,057	5,245	21,175	14,156
Other revenue	2,057	2,051	5,404	5,625
Marketing and promotions	6,082	2,870	13,773	7,593
General and administrative	16,567	14,571	47,090	39,317
Depreciation	7,426	5,279	20,529	15,893
Loss on disposal of property	41	42	106	274
Project opening costs	634	409	4,118	968

Total operating expenses	108,800	75,165	301,346	216,733

Operating income	9,791	8,876	26,566	23,620
Other (expense) income:
Equity in loss of unconsolidated joint venture	(96)	—	(110)	—
Interest income	65	993	335	1,490
Interest expense	(9,428)	(5,294)	(24,623)	(13,205)

Income from continuing operations before income taxes and minority interest	332	4,575	2,168	11,905
Benefit (provision) for income taxes	446	(3,011)	(615)	(6,013)

Income from continuing operations before minority interest	778	1,564	1,553	5,892
Minority interest	24	37	137	121

Income from continuing operations	802	1,601	1,690	6,013

Discontinued operations (Note 4):
Loss from discontinued operations before income taxes	(4,259)	(2,456)	(5,889)	(3,418)
Benefit for income taxes	614	958	1,413	1,333

Loss from discontinued operations:	(3,645)	(1,498)	(4,476)	(2,085)

Net (loss) income	$(2,843)	$103	$(2,786)	$3,928

Net (loss) income per share — basic:
Income from continuing operations	$0.03	$0.06	$0.06	$0.22
Loss from discontinued operations	(0.13)	(0.06)	(0.16)	(0.08)

Net (loss) income	$(0.10)	$—	$(0.10)	$0.14

Net (loss) income per share—diluted:
Income from continuing operations	$0.03	$0.06	$0.06	$0.22
Loss from discontinued operations	(0.13)	(0.06)	(0.16)	(0.08)

Net (loss) income	$(0.10)	$—	$(0.10)	$0.14

Weighted average number of shares outstanding:
Basic	27,559,076	27,498,026	27,542,645	27,480,045

Diluted	27,867,281	27,731,067	27,897,143	27,755,163

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(2,786)	$3,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,529	15,893
Amortization of deferred financing fees	2,105	1,861
Amortization of deferred leasehold obligation	—	—
Bad debt expense	46	19
Stock compensation expense	667	139
Deferred income taxes	(99)	(841)
Increase in long-term deferred compensation	594	1,764
Loss on disposal of property	106	274
Minority interest	(225)	(192)
Equity in loss of unconsolidated joint venture	110	—
Changes in operating assets and liabilities:
Accounts receivable	(8,855)	(1,348)
Prepaid income taxes	(370)	1,352
Other current assets	(7,956)	(925)
Accounts payable	379	(1,345)
Accrued liabilities	3,127	15,176
Operating cash flows from discontinued operations	1,237	3,892

Net cash provided by operating activities	8,609	39,647

Cash flows from investing activities:
Increase in restricted cash	79	83
Short-term investments	12,657	(49,415)
Payment of Presque Isle Downs' slot license fee and deposits	(55,800)	—
Purchase of off-track wagering facility	(7,095)	—
Increase in deposits and other	(9,462)	(7,359)
Investments held by minority interest holders	2,352	577
Capital expenditures	(77,956)	(76,265)
Investing cash flows from discontinued operations	(1,641)	(902)

Net cash used in investing activities	(136,866)	(133,281)

Cash flows from financing activities:
Proceeds from exercise of stock options	490	354
Financing cost paid	(7,766)	(5,162)
Proceeds from issuance of long-term debt	151,997	18,500
Proceeds from issuance of senior subordinated notes	—	125,000
Principal payments on long-term debt and capital lease obligations	(3,346)	(38,816)
Financing cash flows from discontinued operations	(99)	—

Net cash provided by financing activities	141,276	99,876

Net increase in cash and cash equivalents	13,019	6,242
Less: cash and cash equivalents related to the deconsolidation of North Metro Harness Initiative, LLC.	(2,643)	—
Cash and cash equivalents, beginning of period	21,431	22,576

Cash and cash equivalents, end of period	$31,807	$28,818

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$17,732	$12,872

Income taxes	$4,624	$5,400

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of MTR Gaming Group, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

        The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        Effective September 30, 2007, the assets and liabilities of Binion's Gambling Hall & Hotel have been reflected as held for sale and the operating results and cash flows have been reflected as discontinued operations as a result of (i) the expiration of the early termination right contained in the Stock Purchase Agreement and notice by the purchaser of its intent to proceed with the purchase; and (ii) the purchaser's status as a current licensee of the Nevada Gaming Commission. Corresponding reclassifications have been made to the prior period presentation. See Note 4.

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

        Certain reclassifications have been made to the prior year's consolidated financial statement presentation to conform to the current presentation, including the reclassification of deferred financing fee amortization to interest expense. These reclassifications did not affect our consolidated net income (loss) or cash flows.

        For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 2—PRESQUE ISLE DOWNS, INC.

        Through our wholly-owned subsidiary, Presque Isle Downs, Inc., we commenced slot machine gaming operations at Presque Isle Downs & Casino on February 28, 2007, and commenced live thoroughbred horse racing with parimutuel wagering on September 1, 2007. Presque Isle Downs consists of a clubhouse with 2,000 slot machines, fine and casual dining, bars, a one-mile racetrack, grandstand, barns, paddock and administration building, parimutuel wagering on races simulcast from other facilities, and approximately 3,225 parking spaces. During September 2007, we completed 25 racing dates as approved by the Pennsylvania Racing Commission.

        We incurred approximately $292 million in costs to build Presque Isle Downs, which includes land acquisition and construction costs, gaming and operations equipment, licensing fee, pre-opening expenses and all other costs associated with the project. These costs are net of $3.2 million due from the Pennsylvania Horsemen's Benevolent and Protective Association, Inc., which represents 50% of the excess costs incurred to install a synthetic track racing surface above that of a conventional racing surface. However, these costs do not reflect anticipated proceeds from the sale of excess real property holdings (we purchased land for two alternative sites for the racetrack and gaming complex and a third site pursuant to a settlement agreement with the owner of an off-track wagering facility that had challenged the issuance of our racing license) or any contributions from the local economic development authority that we believe were contemplated by Pennsylvania's gaming statue.

        On July 26, 2007, pursuant to a preexisting agreement we purchased the land, building and equipment, as well as the simulcast operations, of an off-track wagering facility in Erie, Pennsylvania for $7.0 million, plus related closing costs and legal fees. Approximately $6.5 million of the purchase price was allocated to real property and equipment based upon an independent appraisal with the remaining amount attributable to goodwill. We hired certain of the employees and transferred the operations of the off-track wagering facility to Presque Isle Downs, which then commenced simulcast operations on July 27, 2007. We intend to sell the 14-acre site and building that previously housed the off-track wagering facility, however we have not yet actively marketed the sale of this property.

        On February 21, 2007, Presque Isle Downs paid a $50 million slot license fee to the Commonwealth of Pennsylvania. This amount is included in other intangibles in the accompanying consolidated balance sheet. Upon payment of this fee, our $50 million slot license letter of credit was returned and cancelled. In addition, upon commencement of slot operations we were required to make deposits in the aggregate amount of $5.8 million to establish accounts with the Commonwealth of Pennsylvania.

        On October 23, 2006, we entered into an agreement to buy out a party to a 2001 agreement, which had allocated 3% of EBITDA from Presque Isle Downs to a development consultant, for $4.2 million. Of this amount, $100,000 was paid on October 27, 2006 and $4.1 million was paid on February 27, 2007.

        In connection with planned infrastructure improvements at Presque Isle Downs, we were required to establish an escrow deposit for the benefit of the Pennsylvania Department of Transportation. At September 30, 2007, the deposit amounted to $5.0 million, of which approximately $3.9 million was returned to us on November 6, 2007. The remaining amount will be returned to us in approximately two years.

        We have financed development and construction costs of Presque Isle Downs with cash flow from operations, borrowings under our credit facility and cash on hand, including the proceeds of our 9% senior subordinated notes issued in May 2006, and equipment financing arrangements.

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

NOTE 3—NORTH METRO HARNESS INITIATIVE, LLC

        In June 2004, our wholly-owned subsidiary, MTR-Harness, Inc., acquired a 50% interest in North Metro Harness Initiative, LLC (d/b/a Running Aces Harness Park), which is constructing a harness racetrack and card room in Columbus Township, Anoka County, Minnesota, approximately 30 miles northeast of downtown Minneapolis on a 178.4-acre site that North Metro purchased in 2005.

        Minnesota law permits licensed racetracks to operate a card room with up to 50 tables offering "non-banked" games (those in which the players play only against each other instead of against the house), subject to completion of the racetrack's first 50-day live race meet and regulatory approval of a card room plan of operation.

        The construction of North Metro, including furniture, fixtures and equipment, is estimated to cost approximately $62.5 million, $41.7 million of which was separately financed without recourse to us. Through September 30, 2007, we made aggregate capital contributions in North Metro of approximately $12.3 million (exclusive of legal and other fees). North Metro is required to complete the 50-day live race meet and commence card room operations no later than July 1, 2008 in accordance with its financing agreement.

        We previously determined that North Metro Harness Initiative, LLC was a variable interest entity in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") and subsequent revision FIN 46R. This determination was made as we were the primary beneficiary for North Metro within the meaning of FIN 46(R), and accordingly, we began consolidating the financial statements of North Metro effective in October 2005. Upon execution of the non-recourse financing obtained by North Metro, we reassessed the conclusion that North Metro was a variable interest entity in accordance with FIN 46, and concluded that North Metro was no longer a variable interest entity. Therefore, effective April 30, 2007, we deconsolidated North Metro and applied the equity method to our investment in North Metro. The net operating loss and minority interest recorded by the Company through April 30, 2007 of $321,000 and $117,000, respectively, remain in our consolidated statement of operations. For the period subsequent to April 30, 2007, our equity loss of North Metro is included in "Equity in loss of unconsolidated joint venture."

        At April 30, 2007, North Metro had total assets and total liabilities of $24.3 million and $5.8 million, respectively. The assets consisted principally of cash, land, construction in progress and related deposits and financing costs. Liabilities consisted primarily of the initial borrowing under its financing agreement. North Metro's cash flows related to operating, investing and financing activities for the period January 1, 2007 through April 30, 2007 were included in our consolidated statement of cash flows for the nine months ended September 30, 2007.

NOTE 4—PENDING SALES OF PROPERTIES

Binion's Gambling Hall & Hotel

        On June 26, 2007, we entered into a Stock Purchase Agreement with TLC Casino Enterprises, Inc. to sell 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owns and operates Binion's Gambling Hall & Hotel ("Binion's"), and Speakeasy Fremont Experience Operating Company. The purchase price to be paid by TLC Casino Enterprises, Inc. is $32.0 million in cash. TLC Casino Enterprises, Inc. also owns the Four Queens Hotel & Casino in Downtown Las Vegas. The transaction is subject to customary conditions, including but not limited to the approval of the Nevada Gaming Commission and the City of Las Vegas and purchase price adjustments based on changes in net working capital and certain capital expenditures between execution and closing.

        Following the expiration of the early termination right contained in the Stock Purchase Agreement on September 28, 2007, TLC Casino Enterprises provided us with a notice of its intent to proceed with the purchase. The closing is expected to take place after the receipt of all required regulatory approvals, which the buyer must obtain within six months (but which the buyer may extend for up to an additional six months).

        Binion's assets and liabilities have been reflected as held for sale in our consolidated balance sheets and its operating results and cash flows have been reflected as discontinued operations. In addition, we have recorded a loss of $1.5 million to adjust the carrying value of Binion's assets to the anticipated proceeds, less costs to sell.

        Summary operating results for the discontinued operations and the assets and liabilities held for sale of Binion's as of and for the nine months ended September 30 are as follows:

	September 30
	2007	2006
	(in thousands)
Net revenues	$45,314	$45,784
Loss from discontinued operations before income taxes	(5,889)	(3,418)
Loss from discontinued operations, net of income tax benefit	(4,476)	(2,085)
Assets held for sale:
Current assets	$2,869	$3,284
Property and equipment	33,468	33,439
Other assets	1,311	3,244

Total assets held for sale	$37,648	$39,967

Liabilities held for sale:
Current liabilities	3,992	6,690
Other noncurrent liabilities	4,897	5,021

Total liabilities held for sale	$8,889	$11,711

Ramada Inn and Speedway Casino

        On February 9, 2007, Speakeasy Gaming of Las Vegas, Inc., our wholly-owned subsidiary, and Mandekic Companies, LLC entered into a Purchase and Sale Agreement providing for the sale of the Ramada Inn and Speedway Casino ("Speedway") for $18,175,000 in cash. On May 1, 2007, Mandekic Companies, LLC assigned the Purchase and Sale Agreement to MAST Gaming, LLC, which subsequently assigned it to its affiliate, Ganaste, LLC. The transaction is subject to customary conditions, including the approval of the Nevada Gaming Commission and the City of North Las Vegas. Currently, Ganaste, LLC is not licensed to conduct gaming operations in Nevada. The closing is expected to take place within thirty days after the receipt of all regulatory approvals, which the buyer must obtain by February 2008 (but which the buyer may extend for up to an additional six months).

        Because the completion of the sale is subject to obtaining the required regulatory approvals (the outcome of which cannot be determined at this time), we have not reflected Speedway's assets as held for sale or its operating results as discontinued operations.

NOTE 5—EQUITY TRANSACTIONS

        We account for stock-based compensation expense in accordance with Financial Accounting Standards Board ("FASB") Statement No. 123R, Share-Based Payment. Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values.

        Total stock option expense recognized during the three months ended September 30, 2007 was $164,000 ($107,000 net of tax). There was no stock option expense recognized during the same period of 2006. During nine-month periods of 2007 and 2006, we recognized total stock option expense of $666,000 ($433,000 net of tax) and $139,000 ($90,000 net of tax), respectively. As of September 30, 2007, we had approximately $2.1 million of unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted-average period of approximately 1.49 years.

        The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercised during the three months ended September 30, 2007 and 2006 was $21,000 and $113,000, respectively. During the nine-month periods of 2007 and 2006, the aggregate intrinsic value of options exercised was $160,000 and $197,000, respectively.

        During the nine months ended September 30, 2007, we granted options to purchase 346,000 shares of common stock to employees. There were no options granted during the three months ended September 30, 2007.

        The stock option activity for the nine months ended September 30, 2007 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding December 31, 2006	1,149,534	$6.59
Granted	346,000	14.73
Exercised	(54,734)	8.58
Forfeited	(50,000)	8.96

Outstanding September 30, 2007	1,390,800	$8.45
Exercisable September 30, 2007	1,014,800	$6.30

        On April 19, 2007, our Board of Directors adopted, and on June 19, 2007 our shareholders ratified, the Company's 2007 Stock Incentive Plan. The Board has reserved 400,000 shares of our common stock for issuance pursuant to the exercise of options issued under the Plan. On June 26, 2007, pursuant to the Plan, our Compensation Committee granted to eighteen employees options to purchase a total of 143,000 shares of our common stock at a purchase price of $14.79 per share, the NASDAQ Official Close Price on that date. The options have a term of ten years, some of which vest two years after the date of grant and some of which vest on January 1, 2009.

        On April 27, 2007, our Compensation Committee granted to eighteen employees options to purchase a total of 133,000 shares of our common stock at a purchase price of $16.27 per share, the NASDAQ Official Close Price on that date. The options have a term of ten years, some of which vest two years after the date of grant and some of which vest on January 1, 2009.

NOTE 6—INCOME TAXES

        Effective January 1, 2007, we adopted FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax positions are recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 also requires that amounts recognized in the balance sheet related to uncertain tax positions be classified as a current or noncurrent liability, based upon the expected timing of the payment to a taxing authority.

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

        The effective income tax rate is reflective of permanent non-deductible expenses plus an additional state income tax provision (benefit), if any, associated with the operations of Presque Isle Downs. In addition, we recognize interest expense and penalties related to uncertain tax positions in income tax expense. During the three and nine months ended September 30, 2007, we recognized interest expense of approximately $59,000 and $180,000, respectively.

NOTE 7—LONG-TERM DEBT

Credit Agreement

        On September 26, 2006, we entered into the Fifth Amended and Restated Credit Agreement, which has a five-year maturity and consisted of a senior secured reducing revolving credit facility in the amount of $105.0 million (including a commitment for an increase of the credit facility up to an additional $50.0 million subject to certain conditions). Of this amount, $60.0 million is available for letters of credit and up to $10.0 million will be available for short-term funds under a "swing line" facility.

        On June 19, 2007, we entered into the First Amendment to the Fifth Amended and Restated Credit Agreement. The First Amendment among other things (i) provides for an increase of the aggregate commitment (as defined in the Agreement) from $105.0 million to $155.0 million; (ii) increases the maximum permitted expansion capital expenditures for our Presque Isle Downs facility from $256.0 million to $296.0 million; and (iii) increases the permitted investments in MTR-Harness, Inc. from $12.5 million to $15 million.

        The amount that may be borrowed under the credit agreement, exclusive of certain amounts separately identified for equipment and other financing, is subject to a debt incurrence test provided by the indentures governing our senior unsecured notes and senior subordinated notes. Prior to entering into the First Amendment, we obtained the required consents from the holders of our senior notes and senior subordinated notes to amend the indentures governing the senior notes and senior subordinated notes. The amendment to the indentures increased the permitted debt "basket" (i.e. the amount we may borrow whether or not we satisfy the debt incurrence tests) for debt incurred under our credit facility from $85.0 million to $135.0 million. We paid a consent fee equal to $7.50 and $20.00 per $1,000 of principal to the holders of the senior notes and senior subordinated notes, respectively, or an aggregate of $3.4 million. Commencing in the third quarter of 2008 and until the senior subordinated notes are no longer outstanding, we may be required to pay additional consent fees to the holders of our senior subordinated notes if we do not satisfy certain quarterly financial ratios. If we do not meet these ratios, we would be required to pay additional consent fees of $5.00 per $1,000 of principal to the holders of the senior subordinated notes per quarter.

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

        The Fifth Amended and Restated Credit Agreement bears interest based, at our option, on either the agent bank's base rate or LIBOR, in each case plus a margin that is based on our leverage ratio at the time, which will range from 100 to 212.5 basis points for the base rate loans and 175 to 287.5 basis points for the LIBOR loans. We must also pay a quarterly non-usage commitment fee that is based upon the leverage ratio.

        During the three and nine months ended September 30, 2007, we borrowed $33.0 million and $136.0 million, respectively, under the credit agreement, which included $50 million paid to the Commonwealth of Pennsylvania on February 21, 2007 for the Presque Isle Downs slot license fee. Upon payment of this fee, the previously issued $50 million letter of credit was returned and cancelled. At September 30, 2007, borrowings of $136.0 million and letters of credit for approximately $1.5 million were outstanding under the credit facility. Through November 7, 2007, we borrowed an additional $5.0 million under the credit facility.

Other Debt Financing Arrangements

        At September 30, 2007, $1.7 million was outstanding under a promissory note issued in connection with the acquisition of a corporate airplane, payable in November 2007. We have arranged to finance this obligation over 60 months with monthly payments of $24,000, which includes interest at LIBOR plus 1.6% per annum and a final payment of $643,616. Accordingly, we have classified the obligation as long-term at September 30, 2007.

        At September 30, 2007, Presque Isle Downs had liabilities aggregating $1.3 million for the purchase of 120 slot machines. Since we intended and arranged to finance the purchase on a long-term basis, we classified the obligation as long-term at September 30, 2007. The financing was completed on October 17, 2007, at terms that include repayment in 36 monthly installments of $41,415, which includes interest at 7.26% per annum.

        On September 12, 2007, Mountaineer entered into a capital lease obligation to finance the purchase of surveillance equipment totaling $3.7 million. Mountaineer draws on the capital lease as the surveillance contractor meets milestones set forth in the purchase contract. At September 30, 2007, approximately $2.8 million was drawn under this capital lease. Until the contractor delivers and installs all of the surveillance equipment, Mountaineer only pays interest at LIBOR plus 2.5%. Thereafter, Mountaineer will pay principal and interest over 36 months.

        On August 6, 2007, Mountaineer entered into a capital lease obligation for approximately $1.8 million to finance the purchase of 137 slot machines. The lease agreement requires repayment in 36 monthly installments of $57,618, which includes interest at 7.64% per annum.

        In connection with its opening, Presque Isle Downs entered into six promissory note arrangements for financing the purchase of 1,950 slot machines and a player tracking system. The promissory notes aggregated $29.6 million and carry terms requiring Presque Isle Downs to make 36 monthly installments of principal and interest generally beginning in May 2007 through June 2010. The monthly installments of principal and interest aggregate $815,361 for the fixed rate promissory notes with interest on the unpaid principal balances of 7.83%-8.08% per annum. Certain of the promissory notes require monthly installments of $100,000 plus interest on the unpaid balance of LIBOR plus 3.25%.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Litigation

        On May 5, 2006, HHLV Management Company, LLC, an affiliate of Harrah's Entertainment, Inc., served a complaint for breach of contract against Speakeasy Gaming of Fremont, Inc. (and MTR Gaming Group, Inc. as guarantor of the obligations of Speakeasy Gaming of Fremont, Inc.). The complaint alleges that HHLV is entitled to an additional $5 million of purchase price pursuant to the Purchase Agreement by which Speakeasy Gaming of Fremont acquired Binion's Gambling Hall and Hotel. With respect to the additional $5 million purchase price, we have not received sufficient financial information from Harrah's to determine whether Harrah's achieved the specified operational milestones and therefore have not paid the $5 million. We accrued the $5 million at March 31, 2005 as additional purchase price. The Company and Speakeasy Gaming of Fremont, Inc. answered the complaint, generally denying liability and filed counterclaims for breach of contract, breach of duty of good faith and fair dealing, and fraudulent or intentional misrepresentations. By order filed on October 2, 2006, the court dismissed those of the Company's counterclaims that were based on fraud and bad faith, but preserved the counterclaim based on breach of contract. On September 24, 2007, the Company and Speakeasy Gaming of Fremont filed a motion for summary judgment, seeking dismissal with prejudice on the grounds that HHLV did not earn positive EBITDA during the measurement period. HHLV has not yet responded to the motion and the court has not ruled.

        On January 17, 2006, Gary Birzer, a jockey who was injured during a race at Mountaineer in July 2004, filed a first amended complaint in which he alleges that Mountaineer was negligent in its design, construction and maintenance of the racetrack as well as in its administration of races. Mr. Birzer seeks medical expenses to date of $550,000, future medical expenses, unspecified lost wages and other damages resulting from his injuries. Mr. Birzer seeks in excess of $10 million in damages. Mr. Birzer's wife seeks $2 million for loss of consortium. Mountaineer has answered the complaint, denying any negligence or wrongdoing and further alleging that Mr. Birzer's injuries, to the extent the result of negligence, resulted from Mr. Birzer's own negligence or the negligence of others. Though the complaint is unclear as to the basis for liability against the Company, it appears that the Company was named a defendant because it is Mountaineer's parent company and allegedly conspired with the other defendants to cause Mr. Birzer's injuries. In May 2007, a motion was filed by Mr. Birzer seeking to further amend the complaint to include punitive damages.

        We are also party to various lawsuits, which have arisen in the normal course of our business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on our consolidated financial position or results of operations.

NOTE 9—NEW ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). The statement defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect that the adoption of SFAS No. 157 will have a significant impact on our consolidated financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect that the adoption of SFAS No. 159 will have a significant impact on our consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

        This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our strategies, objectives and plans for future development or acquisitions of properties or operations, as well as expectations, future operating results and other information that is not historical information. When used in this document, the terms or phrases such as "anticipates," "believes," "projects," "plans," "intends," "estimates," "expects," "could," "would," "will likely continue," and variations of such words or similar expressions are intended to identify forward-looking statements. Although our expectations, beliefs and projections are expressed in good faith and with what we believe is a reasonable basis, there can be no assurance that these expectations, beliefs and projections will be realized.

        There are a number of risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements contained in this document. Such risks, uncertainties and other important factors include, but are not limited to: (i) changes in, or failure to comply with, laws, regulations, the conditions of our Pennsylvania slot license, accounting standards or environmental laws (including adverse changes in regulation by various state gaming or racing authorities and the rates of taxation on gaming revenues) and delays in regulatory licensing processes; (ii) competitive and general economic conditions in our markets, including the location of competitors and the legalization of new forms of gaming in states within our target markets; (iii) the ability to integrate future acquisitions and the disposition of our Nevada properties in accordance with the agreements for the sale of those properties; (iv) construction factors relating to new development or maintenance and expansion of operations, including litigation, delays, zoning issues, environmental restrictions, site conditions, weather or other hazards; (v) the effect of economic, credit and capital market conditions on the economy in general; (vi) dependence on Mountaineer and Presque Isle Downs for the majority of our revenues and cash flows and the successful launching of table gaming at Mountaineer; (vii) dependence upon key personnel and the ability to attract new personnel; (viii) weather or road conditions limiting access to our properties; and (ix) obtaining additional financing, if and when needed, and the impact of leverage and debt service requirements.

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

OVERVIEW

        We own and operate The Mountaineer Racetrack and Gaming Resort in Chester, West Virginia; Presque Isle Downs & Casino in Erie, Pennsylvania; Binion's Gambling Hall & Hotel in Las Vegas, Nevada; the Ramada Inn and Speedway Casino in North Las Vegas, Nevada; and Scioto Downs in Columbus, Ohio. We also own a 90% interest in Jackson Trotting Association, LLC, which operates Jackson Harness Raceway in Jackson, Michigan; and a 50% interest in North Metro Harness Initiative, LLC, which is constructing a harness racetrack and card room in Anoka County, Minnesota.

        On October 19, 2007, Mountaineer opened 37 poker tables, and plans to introduce 50 banked table games (blackjack, craps and roulette) on or about January 1, 2008. The poker tables are located in the facility's Grandstand, and the table games will be located in the Speakeasy Gaming Saloon (connected to our hotel) as well as the Grandstand.

        Through our wholly-owned subsidiary, Presque Isle Downs, Inc., we commenced slot machine gaming operations at Presque Isle Downs & Casino on February 28, 2007, and commenced live thoroughbred horse racing with parimutuel wagering on September 1, 2007. Presque Isle Downs consists of a clubhouse with 2,000 slot machines, fine and casual dining, bars, a one-mile racetrack, grandstand, barns, paddock and administration building, parimutuel wagering on races simulcast from other facilities, and approximately 3,225 parking spaces. During September 2007, we completed 25 racing dates as approved by the Pennsylvania Racing Commission. Presque Isle Downs has diversified our operations and we expect it will continue to generate significant revenues and profits.

        On February 9, 2007, Speakeasy Gaming of Las Vegas, Inc., our wholly-owned subsidiary, and Mandekic Companies, LLC entered into a Purchase and Sale Agreement providing for the sale of the Ramada Inn and Speedway Casino for $18,175,000 in cash. On May 1, 2007, Mandekic Companies, LLC assigned the Purchase and Sale Agreement to MAST Gaming, LLC, which subsequently assigned it to its affiliate, Ganaste, LLC. The transaction is subject to customary conditions, including the approval of the Nevada Gaming Commission and the City of North Las Vegas. Currently, Ganaste, LLC is not licensed to conduct gaming operations in Nevada. The closing is expected to take place within thirty days after the receipt of all regulatory approvals, which the buyer must obtain by February 2008 (but which the buyer may extend for up to six months).

        On June 26, 2007, we entered into a Stock Purchase Agreement with TLC Casino Enterprises, Inc. to sell 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owns and operates Binion's Gambling Hall & Hotel, and Speakeasy Fremont Experience Operating Company. The purchase price to be paid by TLC Casino Enterprises, Inc. is $32.0 million in cash, subject to customary conditions, including but not limited to, the approval of the Nevada Gaming Commission and the City of Las Vegas and purchase price adjustments based on changes in net working capital and certain capital expenditures between execution and closing. Following the expiration of the early termination right contained in the Stock Purchase Agreement on September 28, 2007, TLC Casino Enterprises provided us with a notice of its intent to proceed with the purchase. The closing is expected to take place after the receipt of all required regulatory approvals, which the buyer must obtain within six months (but which the buyer may extend for up to an additional six months). We purchased Binion's from an affiliate of Harrah's Entertainment, Inc. in March 2004 for $20.0 million, plus a $5.0 million purchase price adjustment (currently in dispute) and simultaneously purchased a parcel of land for $1.8 million that was previously ground leased.

        Binion's assets and liabilities have been reflected as held for sale in our consolidated balance sheets and its operating results and cash flow have been reflected as discontinued operations. In addition, we have recorded a loss of $1.5 million to adjust the carrying value of Binion's assets to the anticipated proceeds, less costs to sell.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

        The following tables set forth information concerning our results of operations by property.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net revenues—continuing operations:
Mountaineer	$66,963	$78,451	$201,482	$224,295
Presque Isle Downs	46,746	—	111,709	—
Las Vegas Speedway	2,604	2,990	8,437	9,055
Scioto Downs	1,662	2,020	3,742	4,422
Jackson Racing	613	577	2,505	2,572
North Metro	—	—	28	—
Corporate	3	3	9	9

Consolidated net revenues—continuing operations	$118,591	$84,041	$327,912	$240,353

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Operating income (loss)—continuing operations:
Mountaineer(1)	$8,984	$14,789	$26,527	$37,882
Presque Isle Downs(2)	4,657	(408)	11,617	(967)
Las Vegas Speedway	17	302	531	1,254
Scioto Downs	(623)	(2,794)	(2,072)	(4,011)
Jackson Racing	(256)	(63)	(453)	(118)
North Metro	(2)	(125)	(343)	(387)
Corporate	(2,986)	(2,825)	(9,241)	(10,033)

Consolidated operating income—continuing operations	$9,791	$8,876	$26,566	$23,620

(1)
Mountaineer's operating income includes project opening expenses of $0.6 million and $1.1 million for the three and nine months ended September 30, 2007, respectively.

(2)
Presque Isle Downs' operating income includes project opening costs of $3.0 million for the nine months ended September 30, 2007. There were no project opening costs during the three months ended September 30, 2007.

Mountaineer's Operating Results:

        During the three months ended September 30, 2007, net revenues decreased by $11.5 million, or 14.6%, primarily due to a $10.9 million decrease in gaming revenues. Net revenues earned from parimutuel commissions and food, beverage and lodging operations each decreased by $0.3 million, while net revenues earned from other sources decreased by $0.1 million. Promotional allowances decreased by $0.1 million. Mountaineer's operating margin decreased to 13.4% in 2007 from 18.9% in 2006, a decrease of 29%.

        For the nine-month period ended September 30, 2007, net revenues decreased by $22.8 million, or 10.2%, due to a $21.4 million decrease in gaming revenues, a $0.4 million decrease in parimutuel commissions, a $0.6 million decrease in food, beverage and lodging revenues and a $0.5 million decrease in revenues from other sources. Mountaineer's operating margin decreased to 13.2% in 2007 from 16.9% in 2006, a decrease of 22%.

        Significant factors contributing to Mountaineer's operating results were:

  •
  a decrease in gross profit from gaming operations (as discussed below);

  •
  costs incurred in connection with the opening of table gaming at Mountaineer's facility (discussed below) in the amount of $0.6 million and $1.1 million during the three- and nine-month periods, respectively;

  •
  an overall increase in compensation and benefits costs of $0.1 million and $0.4 million during the three- and nine-month periods, respectively; and

  •
  an increase in marketing promotions and advertising costs due to a value-oriented marketing campaign designed to increase player loyalty in the amounts of $0.9 million and $1.3 million during the three- and nine-month periods, respectively; offset by

  •
  a decrease in depreciation expense in the amounts of $1.1 million and $2.5 million during the three- and nine-month periods, respectively.

        A discussion of Mountaineer's key operations follows.

        Gaming Operations.    Revenues from gaming operations decreased by $10.9 million, or 15.8%, to $57.9 million during the three months ended September 30, 2007, compared to the same period during 2006, and gross profit decreased by $4.6 million, or 16.3% during the period. For the nine-month period of 2007, revenues from gaming operations decreased by $21.4 million, or 10.8%, to $177.2 million compared to the same period during 2006, and gross profit decreased by $8.9 million, or 11.4% during the period.

        During the third quarter of 2007, Mountaineer's average daily net win per machine decreased to $203 compared to $226 during the same period of 2006. For the nine-month period ended September 30, 2007, average daily net win per machine decreased to $201 compared to $232 during the same period in 2006.

        Management primarily attributes the decrease in revenue from gaming operations during 2007 to the impact on our market from the opening of gaming operations in Pennsylvania, which share some customer base in Ohio and Pennsylvania. On June 11, 2007, The Meadows Racetrack & Casino, a harness racetrack in Washington, Pennsylvania, opened its new slot casino with 1,738 machines. The Meadows is approximately 40 miles southeast of Mountaineer.

        On October 19, 2007, Mountaineer introduced 37 poker tables, and plans to introduce 50 banked table games (blackjack, craps and roulette) on or about January 1, 2008, subject to the State's readiness to regulate the new games. The poker tables are located in the facility's Grandstand, and the table games will be located in the Speakeasy Gaming Saloon (connected to our hotel) as well as the Grandstand. Mountaineer plans to offer blackjack, roulette and craps. There are no statutory limits on the size of wagers or number of games. We believe the implementation of table games at Mountaineer will enhance its competitive position by drawing new customers and driving increased play from our existing customers, which may contribute to Mountaineer's gaming revenue growth and further development as a destination resort. Furthermore, table gaming at Mountaineer will also help distinguish our product from slot machines in local bars and clubs and slot machine operations in Pennsylvania. The net effect of the implementation of table games and continued competition of slot operations in Pennsylvania is not known. In addition, the continued volatility of fuel costs could impact revenue growth.

        Parimutuel Commissions.    Parimutuel commissions for Mountaineer, detailing gross handles less patron payouts and deductions, for three and nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Import simulcast racing parimutuel handle	$4,282	$4,923	$13,940	$14,987
Live racing parimutuel handle	3,104	3,751	7,434	8,907
Less patrons' winning tickets	(5,834)	(6,841)	(16,875)	(18,838)

	1,552	1,833	4,499	5,056
Revenues—export simulcast	3,324	3,538	8,922	9,026

	4,876	5,371	13,421	14,082
Less:
State and county parimutuel tax	(119)	(126)	(337)	(360)
Purses and Horsemen's Association	(2,182)	(2,409)	(5,970)	(6,242)

Revenues—parimutuel commissions	$2,575	$2,836	$7,114	$7,480

        The decrease in live and import simulcast racing handle was primarily attributable to 3 and 12 fewer racing days during the three and nine-month periods of 2007, respectively, compared to the same periods of 2006 as a result of more severe winter weather conditions in 2007. The decrease in the number of racing days also contributed to the decrease in export simulcast racing handle due to the ability of patrons to place parimutuel wagers via telephone and the Internet.

        Live racing and import simulcast may continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or growth in the utilization of telephone and/or Internet wagering).

        Food, beverage and lodging operations.    Revenues from food, beverage and lodging operations decreased $0.3 million during the three months ended September 30, 2007, compared to the same period during 2006, and gross profit from these operations decreased by $0.4 million, or 18.1%. For the nine-month period ended September 30, 2007, revenues from food, beverage and lodging operations decreased by $0.6 million compared to the same period during 2006, and gross profit from these operations decreased by $1.0 million, or 17.9%. The decreases in gross profit primarily resulted from increased food costs and slight increases in utilities and compensation and benefits costs.

        The average daily room rate for the Grande Hotel decreased to $61.51 during the third quarter of 2007 from $66.35 during the same period of 2006, and the average occupancy rate decreased to 83.4% from 88.4% during the same periods, respectively. During the nine-month periods, the average daily room rate decreased to $63.83 during 2007 from $72.49 during 2006, but the average occupancy rate increased to 77.6% from 74.8% during the same periods, respectively. The average occupancy and daily room rates reflect value-oriented marketing campaigns designed to increase player loyalty due to increased competition from the commencement of gaming operations in Pennsylvania. We expect the commencement of table gaming to increase hotel occupancy and permit us to increase room rates.

Presque Isle Downs' Operating Results:

        Presque Isle Downs commenced slot machine gaming operations on February 28, 2007, and commenced live thoroughbred horse racing with parimutuel wagering on September 1, 2007. From its opening through September 30, 2007, Presque Isle Downs earned net revenues of $111.7 million, including gaming revenues of $105.4 million. The facility generated operating income of $11.6 million, inclusive of project opening costs of $3.0 million and depreciation of $7.1 million. During this period, the average daily net win per machine was $246.

        During the three months ended September 30, 2007, Presque Isle Downs earned net revenues of $46.7 million, including gaming revenues of $43.6 million. During this period, Presque Isle Downs generated operating income of $4.7 million, inclusive of depreciation of $3.3 million, and the average daily net win per machine was $237. Operating margins in the third quarter were impacted by the launch of racing and increased marketing expenditures although we are taking steps to improve the performance of the property as operations normalize beyond the initial ramp-up period.

Las Vegas Speedway's Operating Results:

        During the three-month period ended September 30, 2007, net revenues earned from Speedway decreased by $0.4 million compared to the same period during 2006. During this same period, the operating margin decreased to 1.0% in 2007 from 10.1% in 2006, due primarily to a decrease in gaming revenues offset in part by a decrease in gaming related expenses. During the nine-month period, the operating margin decreased to 6.3% in 2007 from 13.9% in 2006, due to the $0.5 million decrease in gaming revenues as well as decreased margins in gaming and food, beverage and lodging, and increases in promotions and advertising expenses and certain employee benefits.

Scioto Downs' Operating Results:

        The operating results for Scioto Downs (and its subsidiary RacelineBet, Inc.) include simulcasting, which is operated year-round, and live harness racing, which is conducted from early May through mid-September, as well as food and beverage operations. During 2007, Scioto Downs scheduled 80 live racing dates, the same number of race days as in 2006. The property's net revenues decreased by $0.4 million and $0.8 million during the three- and nine-month periods ended September 30, 2007 compared to the same periods of 2006, principally as a result of the declining racing handle. The operating loss for the three- and nine-month periods ended September 30, 2007 decreased by approximately $2.2 million and $2.1 million, respectively as a result of payments in the third quarter of 2006 in the aggregate amounts of $2.3 million to support a slot machine referendum in Ohio.

        In April 2007, Scioto Downs, through its subsidiary RacelineBet, Inc., launched RacelineBet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of AmericaTab LTD. Membership is free, and is presently available to U.S. residents in 32 states. RacelineBet's schedule incorporates races from over 100 harness and thoroughbred tracks worldwide. In addition to RacelineBet representing a new source of revenue for the Company, we expect it to increase awareness and handle for races at our other tracks. Since being launched, RacelineBet generated initial revenues of $0.1 million and an operating loss of $0.2 million.

Jackson Racing Operating Results:

        During the three and nine months ended September 30, 2007, Jackson Racing, which conducts live harness racing and simulcasting with parimutuel wagering in Jackson, Michigan, earned revenues of $0.6 million and $2.5 million, respectively, which were comparable with the same periods during 2006. During these same periods of 2007, operating losses were $256,000 and $453,000, respectively, before the 10% minority interest not owned by us.

North Metro Operating Results:

        In April 2007, North Metro obtained $41.7 million of financing that is without recourse to us and commenced construction of the harness racetrack and card room, and is required to complete 50 days of live racing and commence card room operations no later than July 1, 2008 in accordance with its financing agreement. Upon execution of the non-recourse financing obtained by North Metro, we concluded that North Metro was no longer a variable interest entity in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") and subsequent revision FIN 46R. Therefore, effective April 30, 2007, we deconsolidated North Metro and applied the equity method of accounting to our investment in North Metro in accordance with FIN 46. Prior to April 30, 2007, the operations of North Metro Harness were consolidated as part of our operating results, net of minority interest. Through April 30, 2007, MTR-Harness incurred an operating loss of $321,000 and recorded minority interest of $117,000. Since this time through September 30, 2007, MTR-Harness recorded $96,000 and 110,000 of equity in loss of an unconsolidated joint venture during the three-and nine-month periods ended September 30, 2007.

Corporate Operating Results:

        During the three months ended September 30, 2007, corporate general and administrative expenses were $2.9 million, which was comparable to the same period during 2006.

        For the nine-month period ended September 30, 2007, corporate general and administrative expenses decreased by $0.5 million, or 5.6%, to $9.0 million compared to the same period during 2006, due primarily to an overall decrease in administrative costs. Specifically, the decrease in costs was partially attributed to:

  •
  a decrease of $0.3 million related to insurance costs;

  •
  a decrease of $0.5 million related to the development of Presque Isle Downs;

  •
  a decrease of $0.2 million related to our efforts in 2006 to participate in a stand-alone casino in Pittsburgh;

  •
  a decrease of $0.3 million in costs incurred in 2006 in consideration of a management buyout proposal; offset by

  •
  an increase of $0.4 million related to other strategic development costs, primarily related to the sale of Las Vegas Speedway and Binion's and

  •
  an increase of $0.5 million related to stock-based employee compensation.

Depreciation Expense:

        During the three and nine months ended September 30, 2007, depreciation expense increased by $2.1 million and $4.6 million, respectively, compared to the same periods in 2006, primarily due to the opening of Presque Isle Downs. For the three-and nine-months ended September 30, 2007, Presque Isle Downs' depreciation increased $3.3 million and $7.1million, respectively. The increases were partially offset by a decrease in Mountaineer's depreciation of $1.0 million and $2.5 million for the same periods, respectively. We expect depreciation expense to continue to increase during the remainder of 2007 and into 2008 as a result of the completion of the various construction phases of Presque Isle Downs.

Loss on Disposal of Property:

        During the nine months ended September 30, 2007, we incurred a loss of $106,000 on the disposal of property compared to a loss of $274,000 in the same period of 2006. During 2006, we incurred a loss of $268,000 in connection with expiration of land options and other costs related to our proposed stand-alone casino in Pittsburgh.

Interest:

        During the three and nine months ended September 30, 2007, interest expense, net of interest income, increased by $5.1 million and $12.6 million, respectively, compared to the same periods during 2006. This increase was primarily attributable to the increased borrowings under the Senior Subordinated Notes (May 2006), equipment financing for Presque Isle Downs and borrowings under our credit facility, as well as decreases in capitalization of interest related to the construction of Presque Isle Downs. Interest capitalized during the third quarter of 2007 was $0.5 million compared to $1.6 million during the same period of 2006. Interest capitalized during the nine-month periods was $2.2 million during 2007 and $3.6 million during 2006. We expect interest expense to continue to increase during the remainder of 2007 and into 2008 as a result of additional funds borrowed in connection with the completion of Presque Isle Downs' construction and certain other capital expenditures.

Provision for Income Taxes:

        The income tax benefit in 2007 was computed based on an effective federal income tax rate of 24%, plus applicable state income tax provision (benefit), if any, associated with the operations of Presque Isle Downs and interest expense related to uncertain tax positions in income tax expense, as compared to a provision for income taxes of 55% in 2006. The effective income tax rates are reflective of permanent non-deductible expenses. During the three and nine months ended September 30, 2007, we recognized interest expense related to uncertain tax positions of approximately $59,000 and $180,000, respectively.

Discontinued Operations—Binion's Gambling Hall & Hotel

        As previously discussed, we entered into a Stock Purchase Agreement with TLC Casino Enterprises, Inc. to sell 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owns and operates Binion's Gambling Hall & Hotel, and Speakeasy Fremont Experience Operating Company. Following the expiration of the early termination right contained in the agreement on September 28, 2007, TLC Casino Enterprises provided us with a notice of its intent to proceed with the purchase. Accordingly, Binion's assets and liabilities have been reflected as held for sale in our consolidated balance sheets and its operating results and cash flows have been reflected as discontinued operations. In addition, we have recorded a loss of $1.5 million to adjust the carrying value of Binion's assets to the anticipated proceeds, less costs to sell.

        During the three-month period ended September 30, 2007, net revenues earned from Binion's increased by $0.5 million compared to the same period during 2006, due primarily to increases in gaming and food, beverage and lodging revenues during the quarter. During this same period, Binion's experienced an operating loss of $2.8 million compared to $2.5 million in 2006.

        During the nine months ended September 30, 2007, net revenues earned from Binion's decreased by $0.5 million compared to the same period during 2006, due primarily to a decline in gaming revenues that was offset in part by increases in food, beverage and lodging revenues. During this same period, Binion's experienced an operating loss of $5.7 million compared to $3.4 million in 2006 which includes approximately $0.8 million of unemployment tax, which the State of Nevada had failed to assess because of its error in determining the applicable tax rates.

        Additionally, in the first quarter of 2007, Binion's received approximately $1.3 million as a cash distribution (in lieu of common stock) for its interest as a member (policyholder) in a mutual insurance company that converted to a stock corporation and completed a successful public offering.

CASH FLOWS

        Our operating activities from continuing operations produced $8.6 million in cash flow during the nine months ended September 30, 2007, compared to $39.6 million during the same period of 2006. In 2007, non-cash expenses from continuing operations included $22.6 million of depreciation and amortization. Discontinued operations produced $1.2 million in cash flow during the nine months ended September 30, 2007 compared to $3.9 million in the same period in 2006.

        Net cash used in investing activities by continuing operations was $136.9 million during the nine months ended September 30, 2007 compared to $133.3 million during the same period of 2006. In 2007, we invested $78.0 million in property and equipment and other capital improvements (including Presque Isle Downs) exclusive of $4.7 million financed utilizing capital lease obligations, compared to $76.3 million in 2006. During 2007, we also paid $50 million to the Commonwealth of Pennsylvania for Presque Isle Downs' slot license fee, paid $7.1 million for an off-track wagering facility, and paid $8.0 million into a Rabbi Trust in accordance with the provisions of the previous employment agreement with our Chief Executive Officer. During 2006, we invested $49.4 million of borrowings received from the 9% senior subordinated notes in government money market funds on a short-term basis and then used the principal and interest for the development and construction of Presque Isle Downs. Net cash used in investing activities by discontinued operations was $1.6 million during the nine months ended September 30, 2007 compared to $0.9 million in the same period in 2006.

        Net cash provided by financing activities for continuing operations was $141.3 million during the nine months ended September 30, 2007 compared to $99.9 million during the same period of 2006. In 2007, we had borrowings of $136.0 million from our credit facility. In 2006, we consummated the private sale of our senior subordinated notes in the amount of $125 million. Net cash provided by financing activities for discontinued operations was $0.1 million during the nine months ended September 30, 2007. There were no financing cash flows from discontinued operations during the same period of 2006.

LIQUIDITY AND SOURCES OF CAPITAL

        We had working capital of $4.0 million as of September 30, 2007, and our unrestricted cash balance amounted to $31.8 million. The working capital position reflects increases in accounts receivable and other current assets, $6.3 million of construction project liabilities and increases in accrued interest and current portion of long-term debt, principally all of which relate to the construction and development of Presque Isle Downs. The operations of Presque Isle Downs will provide additional funds that will be utilized along with availability under the amended credit facility to satisfy current and future construction project costs and our other capital requirements.

        At September 30, 2007, the balances in bank accounts owned by Mountaineer's horsemen, but to which we contribute funds for racing purses, exceeded our purse payment obligations by $1.4 million. This amount is available for payment of future purse obligations at our discretion and in accordance with the terms of our agreement with Mountaineer's horsemen. We also earn the interest on balances in these accounts.

        On June 19, 2007, we entered into the First Amendment to the Fifth Amended and Restated Credit Agreement. The First Amendment among other things (i) provides for an increase of the aggregate commitment (as defined in the Agreement) from $105.0 million to $155.0 million; (ii) increases the maximum permitted expansion capital expenditures for our Presque Isle Downs facility from $256.0 million to $296.0 million; and (iii) increases the permitted investments in MTR-Harness, Inc. from $12.5 million to $15 million.

        During the nine months ended September 30, 2007, we borrowed $136.0 million under the credit agreement, which included $50 million paid to the Commonwealth of Pennsylvania on February 21,

2007 for the Presque Isle Downs slot license fee. Upon payment of this fee, the previously issued $50 million letter of credit was returned and cancelled. At September 30, 2007, borrowings of $136.0 million and letters of credit for approximately $1.5 million were outstanding under the credit facility. Through November 7, 2007, we borrowed an additional $5.0 million under the credit facility.

        The amount that may be borrowed under the credit agreement, exclusive of certain amounts separately identified for equipment and other financing, is subject to a debt incurrence test provided by the indentures governing our senior unsecured notes and senior subordinated notes. Prior to entering into the First Amendment, we obtained the required consents from the holders of our senior notes and senior subordinated notes to amend the indentures governing the senior notes and senior subordinated notes. The amendment to the indentures increased the permitted debt "basket" (i.e. the amount we may borrow whether or not we satisfy the debt incurrence tests) for debt incurred under our credit facility from $85.0 million to $135.0 million. We paid a consent fee equal to $7.50 and $20.00 per $1,000 of principal to the holders of the senior notes and senior subordinated notes, respectively, or an aggregate of $3.4 million. Commencing in the third quarter of 2008 and until the senior subordinated notes are no longer outstanding, we may be required to pay additional consent fees to the holders of our senior subordinated notes if we do not satisfy certain quarterly financial ratios. If we do not meet these ratios, we would be required to pay additional consent fees of $5.00 per $1,000 of principal to the holders of the senior subordinated notes per quarter.

        At September 30, 2007, $1.7 million was outstanding under a promissory note issued in connection with the acquisition of a corporate airplane, payable in November 2007. We have arranged to finance this obligation over 60 months with monthly payments of $24,000, which includes interest at LIBOR plus 1.6% per annum and a final payment of $643,616. Accordingly, we have classified the obligation as long-term at September 30, 2007.

        At September 30, 2007, Presque Isle Downs had liabilities aggregating $1.3 million for the purchase of 120 slot machines. Since we intended and arranged to finance the purchase on a long-term basis, we classified the obligation as long-term at September 30, 2007. The financing was completed on October 17, 2007, at terms that include repayment in 36 monthly installments of $41,415, which includes interest at 7.26% per annum.

        On September 12, 2007, Mountaineer entered into a capital lease obligation to finance the purchase of surveillance equipment totaling $3.7 million. Mountaineer draws on the capital lease as the surveillance contractor meets milestones set forth in the purchase contract. At September 30, 2007, approximately $2.8 million was drawn under this capital lease. Until the contractor delivers and installs all of the surveillance equipment, Mountaineer only pays interest at LIBOR plus 2.5%. Thereafter, Mountaineer will pay principal and interest over 36 months.

        On August 6, 2007, Mountaineer entered into a capital lease obligation for approximately $1.8 million to finance the purchase of 137 slot machines. The lease agreement requires repayment in 36 monthly installments of $57,618, which includes interest at 7.64% per annum.

        In connection with its opening, Presque Isle Downs entered into six promissory note arrangements for financing the purchase of 1,950 slot machines and a player tracking system. The promissory notes aggregated $29.6 million and carry terms requiring Presque Isle Downs to make 36 monthly installments of principal and interest generally beginning in May 2007 through June 2010. The monthly installments of principal and interest aggregate $815,361 for the fixed rate promissory notes with interest on the unpaid principal balances of 7.83%-8.08% per annum. Certain of the promissory notes require monthly installments of $100,000 plus interest on the unpaid balance of LIBOR plus 3.25%.

        The following contractual obligations entered into since December 31, 2006, increase contractual cash obligations (see Management's Discussion and Analysis of Financial Condition and Results of

Operations—Liquidity and Sources of Capital in the Annual Report on Form 10-K for the year ended December 31, 2006) as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Contractual cash obligations:
Long-term debt and capital obligations	$150.7	$3.7	$8.9	$137.4	$0.7
Operating leases	3.3	0.6	1.1	1.6	—
Purchase and other contractual obligations	5.8	2.7	1.8	0.8	0.5
Capital expenditures/construction	8.5	8.5	—	—	—
Employment agreements	1.9	0.9	1.0	—	—

Total	$170.2	$16.4	$12.8	$139.8	$1.2

  Capital Expenditures

        During the nine months ended September 30, 2007, expenditures for property and equipment and other capital projects aggregated $82.7 million, which included approximately $65.7 million related to the development and construction of Presque Isle Downs, approximately $13.2 million relating to slot machines, surveillance equipment, installation of heating, ventilating and air conditioning in the racetrack grandstand area at Mountaineer and other renovations in preparation for table games at Mountaineer, approximately $1.3 million for slot machines at Presque Isle Downs and approximately $1.2 million for slot machines and gaming equipment at Binion's. Approximately $4.7 million of the capital expenditures above were financed through capital lease obligations.

  Commitments and Contingencies

        We incurred approximately $292 million to build Presque Isle Downs, which includes land acquisition and construction costs, gaming and operations equipment, licensing fee, pre-opening expenses and all other costs associated with the project. These costs are net of $3.2 million due from the Pennsylvania Horsemen's Benevolent and Protective Association, Inc., which represents 50% of the excess costs incurred to install a synthetic track racing surface above that of a conventional racing surface. However, these costs do not reflect anticipated proceeds from the sale of excess real property holdings (we purchased land for two alternative sites for the racetrack and gaming complex and a third site pursuant to a settlement agreement with the owner of an off-track wagering facility that had challenged the issuance of our racing license) or any contributions from the local economic development authority.

        On October 23, 2006, we entered into an agreement to buy out a party to a 2001 agreement, which had allocated 3% of EBITDA from Presque Isle Downs to a development consultant, for $4.2 million. Of this amount, $100,000 was paid on October 27, 2006 and $4.1 million was paid on February 27, 2007.

        On February 21, 2007, Presque Isle Downs paid a $50 million slot license fee to the Commonwealth of Pennsylvania. Upon payment of this fee, our $50 million slot license letter of credit was returned and cancelled. In addition, upon commencement of slot operations we were required to make deposits in the aggregate amount of $5.8 million to establish accounts with the Commonwealth of Pennsylvania.

        On July 26, 2007, pursuant to a preexisting agreement, we purchased the land, building and equipment, as well as the simulcast operations, of an off-track wagering facility in Erie, Pennsylvania for $7.0 million, plus related closing costs and legal fees. We hired certain of the employees and transferred the operations of the off-track wagering facility to Presque Isle Downs, which then commenced simulcast operations on July 27, 2007. We intend to sell the 14-acre site and building that previously housed the off-track wagering facility, however we have not yet actively marketed the sale of this property.

        We have financed development and construction costs of Presque Isle Downs with cash flow from operations, borrowings under our credit facility and cash on hand, including the proceeds of our 9% senior subordinated notes issued in May 2006, and equipment financing arrangements. To date, we have spent approximately $288 million on the development and construction of Presque Isle Downs (including the $50 million licensing fee and pre-opening expenses). Approximately $4 million of liabilities are currently outstanding in connection with the completion of the development and construction of Presque Isle Downs. Additionally, we anticipate that we will incur approximately $5-6 million to meet our other capital spending requirements for the remainder of 2007, which includes $3 million in capital expenditures to launch table gaming at Mountaineer.

        In October 2004, we acquired 229 acres of real property known as the International Paper site as an alternative site to build Presque Isle Downs. In October 2005, we completed the sale of all but approximately 24 acres of this site for $4.0 million to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is managed by the municipality (the "GEIDC"). Although the sales agreement was subject to, among other things, our release (by International Paper Company and the PaDEP) from our obligations under the consent order (as discussed below), we waived this closing condition.

        In connection with the acquisition of the International Paper site, we entered into a consent order with the Pennsylvania Department of Environmental Protection (the "PaDEP") regarding a proposed environmental remediation plan for the site. The proposed plan was based upon a "baseline environmental report" and it was estimated that such remediation would cost approximately $3.0 million. The GEIDC assumed primary responsibility for the obligations under the consent order relating to the property they acquired. GEIDC has agreed to indemnify us from any breach by GEIDC of its obligation under the consent order. However, we have been advised by the PaDEP that we have not been released from liability and responsibility under the consent order. A revised estimate of the remediation costs cannot be determined at this time since such a determination will be dependent upon the development activities of the GEIDC.

        In connection with the acquisition of Binion's, we obtained title to the property and equipment, free and clear of all debts, subject to increase by $5.0 million if, at the termination of the Joint Operating License Agreement, Harrah's achieved certain operational milestones. We do not believe that Harrah's achieved the specified operational milestones and therefore we have not paid the $5 million. We have accrued the $5 million as additional purchase price. See "Item 3. Legal Proceedings" and Note 8 to our Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K. An update to such contingencies involving litigation is also included in this report under Part II, Item 1, "Legal Proceedings."

        The construction of North Metro, including furniture, fixtures and equipment, is estimated to cost approximately $62.5 million (approximately $21.0 million going forward), $41.7 million of which was separately financed without recourse to us, although we may elect to make additional investments. Through September 30, 2007, we made aggregate capital contributions in North Metro of approximately $12.3 million (exclusive of legal and other fees), including additional capital contributions aggregating $1.3 million that we were required to make in connection with the completion of the $41.7 financing by North Metro. North Metro is required to complete the 50-day live race meet and commence card room operations no later than July 1, 2008 in accordance with its financing agreement.

        We entered into various employment agreements during 2006 and 2007 with certain employees.

        We are faced with certain contingencies involving litigation and environmental remediation. These commitments and contingencies are discussed in greater detail in "Item 3. Legal Proceedings" and Note 8 to our Consolidated Financial statements included in our 2006 Annual Report on Form 10-K. An update to such contingencies involving litigation is also included in this report under Part II, Item 1, "Legal Proceedings."

        Management believes that our cash balances, cash flow from operations, the net proceeds from the sales of our excess real property holdings in Erie, Pennsylvania, net proceeds from the sales of Binion's and Speedway and availability under our credit facility will be sufficient to cover any capital required to fund maturing debt obligations and any other contemplated capital expenditures and short-term funding requirements for the next twelve months. If we (i) experience significant unforeseen delays in the disposition of Binion's; (ii) cannot timely sell some of our excess real property holdings in Erie, Pennsylvania; and (iii) experience unforeseen circumstances in our current development projects, we could require additional financing. Additionally, new competition may have a material effect on our revenues, and could have a similar effect on our liquidity. See "Item 1A. Risk Factors—Risks Related to Our Business" included in our 2006 Annual Report on Form 10-K, and "Item 1A. Risk Factors" included in this report, for a description of certain circumstances that may affect our sources of liquidity. Additionally, if we seek to acquire new properties, we would likely require additional financing. We may also repurchase additional shares of our common stock in amounts and at times determined by our board of directors from time to time. We may also finance our expansion and capital requirements, to the extent permitted under existing debt agreements, through the public or private sale of equity securities, though we have no current plans to do so.

        In order to borrow additional funds in excess of the amended permitted debt basket of $135 million, the $10 million other permitted indebtedness basket or other forms of financing for which a specific carve-out provision is not provided by the senior notes and senior subordinated notes indentures, we must either satisfy the debt incurrence tests provided by the indentures governing the senior unsecured notes and senior subordinated notes or obtain the prior consents of the holders of at least a majority in aggregate principal amount of those notes that are not owned by the Company or any of its affiliates. Currently, our borrowings under the credit facility are limited to a total of $145 million.

        We intend to utilize the net proceeds from the sale of our Binion's Gambling Hall & Hotel (subject to obtaining required regulatory approvals), the sale of our Ramada Inn and Speedway Casino (subject to obtaining required regulatory approvals), and the net proceeds from the sale of excess real property holdings and the recently acquired off-track wagering facility in Erie, Pennsylvania, to the extent not otherwise utilized to reduce outstanding obligations under our credit facility.

        Our level of indebtedness and our working capital presents other risks to investors, including the possibility that we may be unable to generate cash sufficient to pay the principal of and interest on our indebtedness when due; and that we may not be able to meet tests and covenants of such debt agreements and achieve satisfactory resolution of such non-compliance with the lenders. In such an event, the holders of our indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and proceed against any collateral securing such indebtedness. These actions could limit our ability to borrow additional funds and would likely have a material adverse effect on our business and results of operations. A debt rating downgrade would not impact the terms of borrowings under our Fifth Amended and Restated Credit Facility, the senior unsecured notes or the senior subordinated notes. However, a debt rating downgrade could impact the terms of and our ability to obtain new financing. Additionally, changes in the regulatory environment or restriction on or prohibition of our gaming or racing operations, whether arising out of legislation or litigation, could have a material adverse effect on our liquidity. See "Item 1A. Risk Factors—Risks Related to Our Business" and Note 3 to our Consolidated Financial statements included in our 2006 Annual Report on Form 10-K.

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

        On January 22, 2007, we granted nonqualified options to purchase 40,000 shares of our common stock to an officer of the Company pursuant to an employment agreement. The exercise price was $11.41 per share, which was the market price on the date of grant as quoted on the NASDAQ stock market. The options have a term of ten years, 10,000 options of which vested immediately upon grant while the remaining options vest over two years.

        On April 19, 2007, our Board of Directors adopted, and on June 19, 2007 our shareholders ratified, the Company's 2007 Stock Incentive Plan. The Board has reserved 400,000 shares of our common stock for issuance pursuant to the exercise of options issued under the Plan. On June 26, 2007, pursuant to the Plan, our Compensation Committee granted to eighteen employees options to purchase a total of 143,000 shares of our common stock at a purchase price of $14.79 per share, the NASDAQ Official Close Price on that date. The options have a term of ten years, some of which vest two years after the date of grant and some of which vest on January 1, 2009. and vest either two years after the date of grant or January 1, 2009.

        On April 27, 2007, our Compensation Committee granted to eighteen employees options to purchase a total of 133,000 shares of our common stock at a purchase price of $16.27 per share, the NASDAQ Official Close Price on that date. The options have a term of ten years, some of which vest two years after the date of grant and some of which vest on January 1, 2009.

        As of September 30, 2007, there were outstanding options to purchase 1,390,800 shares of our common stock. If all such stock options were exercised, we would receive proceeds of approximately $11.8 million. We utilize the treasury stock method in determining the dilutive effect of outstanding stock options. Our policy is as follows: Our basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

CRITICAL ACCOUNTING POLICIES

  Income Taxes

        In July 2006, the Financial Accounting Standards Board issued "Interpretation No. 48, Accounting for Uncertainty in Tax Positions—an Interpretation of SFAS No. 109" ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 effective as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 was recorded in retained earnings. As discussed further in Note 6, the adoption of FIN 48 increased total assets by $582,000 and total liabilities by $986,000, and decreased total shareholders' equity by $404,000.

  New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). The statement defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect that the adoption of SFAS No. 157 will have a significant impact on our consolidated financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect that the adoption of SFAS No. 159 will have a significant impact on our consolidated financial position or results of operations.

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

        We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, evaluated and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report (the "Evaluation Date"). They have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized, evaluated and reported within the time periods specified in SEC rules and forms.

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

        On February 28, 2007, the Company, through its wholly-owned subsidiary Presque Isle Downs, Inc., commenced operations of Presque Isle Downs & Casino. Presque Isle Downs' operations are subject to the Company's disclosure controls and procedures. We have worked with the Pennsylvania Gaming Control Board to ensure that Presque Isle Downs' controls meet required regulatory requirements. We believe these controls are designed effectively, and will be subject to testing during the remainder of 2007 for operating effectiveness.

PART II

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        HHLV Management Co. v. Speakeasy Gaming of Fremont, Inc. and MTR Gaming Group, Inc., Civil Action No. A520379, District Court of Clark County, Nevada. On May 5, 2006, HHLV Management Company, LLC, an affiliate of Harrah's Entertainment, Inc., served a complaint for breach of contract against Speakeasy Gaming of Fremont, Inc. (and MTR Gaming Group, Inc. as guarantor of the obligations of Speakeasy Gaming of Fremont, Inc.). The complaint alleges that HHLV is entitled to an additional $5 million of purchase price pursuant to the Purchase Agreement by which Speakeasy Gaming of Fremont acquired Binion's Gambling Hall and Hotel. The Company and Speakeasy Gaming of Fremont, Inc. answered the complaint, generally denying liability and filed counterclaims for breach of contract, breach of duty of good faith and fair dealing, and fraudulent or intentional misrepresentations. By order filed on October 2, 2006, the court dismissed those of the Company's counterclaims that were based on fraud and bad faith, but preserved the counterclaim based on breach of contract. On September 24, 2007, the Company and Speakeasy Gaming of Fremont filed a motion for summary judgment, seeking dismissal with prejudice on the grounds that HHLV did not earn positive EBITDA during the measurement period. HHLV has not yet responded to the motion and the court has not ruled.

        Gary Birzer and Amy Birzer v. MTR Gaming Group, Inc. and Mountaineer Park, Inc, et. al, Civil Action No. 06-C-2-W, Circuit Court of Hancock County, West Virginia. On January 17, 2006, Gary Birzer, a jockey who was injured during a race at Mountaineer in July 2004, filed a first amended complaint in which he alleges that Mountaineer was negligent in its design, construction and maintenance of the racetrack as well as in its administration of races. Mr. Birzer seeks medical expenses to date of $550,000, future medical expenses, unspecified lost wages and other damages resulting from his injuries. Mr. Birzer seeks in excess of $10 million in damages. Mr. Birzer's wife seeks $2 million for loss of consortium. Mountaineer has answered the complaint, denying any negligence or wrongdoing and further alleging that Mr. Birzer's injuries, to the extent the result of negligence, resulted from Mr. Birzer's own negligence or the negligence of others. Though the complaint is unclear as to the basis for liability against the Company, it appears that the Company was named a defendant because it is Mountaineer's parent company and allegedly conspired with the other defendants to cause Mr. Birzer's injuries. In May 2007, a motion was filed by Mr. Birzer seeking to further amend the complaint to include punitive damages. We believe, but cannot assure, that we have sufficient liability insurance coverage for these claims.

        We are also party to various lawsuits, which have arisen in the normal course of our business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on our consolidated financial position or results of operations. Legal matters are discussed in greater detail in "Item 3. Legal Proceedings" and Note 8 to our Consolidated Financial statements included in our 2006 Annual Report on Form 10 K.

ITEM 1A.    RISK FACTORS

        The Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 are updated and supplemented as follows:

        We face significant competition from other gaming and racing facilities, and increased competition could have a material adverse effect on us.

        On June 11, 2007, The Meadows Racetrack & Casino, a harness racetrack in Washington, Pennsylvania, opened its new slot casino with 1,738 machines, and on November 8, 2007 obtained regulatory approval to add 79 machines. The Meadows is approximately 40 miles southeast of

Mountaineer and represents significant new competition for Mountaineer. Additionally, on September 5, 2007, the Pennsylvania Harness Racing Commission granted a license to Valley View Downs to construct a harness racing track and conduct parimutuel wagering in Lawrence County, Pennsylvania approximately 45 miles from Mountaineer and 90 miles from Presque Isle Downs. As the holder of the state's last harness racing license, Valley View is eligible for a Category 1 slot machine license, subject to suitability and licensing by the Pennsylvania Gaming Control Board. If Valley View receives a slot license and successfully builds its facility, it will present additional competition for the company's operations. Management believes, but cannot assure, that the implementation of table games at Mountaineer will distinguish Mountaineer from recent and anticipated new competition and mitigate its impact.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        Not applicable.

ITEM 5.    OTHER INFORMATION

        Not Applicable.

ITEM 6.    EXHIBITS

Exhibit No.	Item Title
3.1	Restated Certificate of Incorporation for Winner's Entertainment, Inc. dated August 17, 1993 (incorporated by reference to our report on Form 10-K for the year ended December 31, 1993).
3.2	Amended By Laws (filed herewith).
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Winner's Entertainment, Inc. dated October 10, 1996 (incorporated by reference to our report on Form 8-K filed November 1, 1996).
4.1	Excerpt from Common Stock Certificates (incorporated by reference to our report on Form 10-K filed March 30, 2001).
4.2	Supplemental Indenture dated June 15, 2007, by and between the Registrant, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of March 25, 2003 (incorporated by reference to our report on Form 8-K filed June 18, 2007).
4.3	Supplemental Indenture dated June 15, 2007, by and between the Registrant, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of May 25, 2006 (incorporated by reference to our report on Form 8-K filed June 18, 2007).
10.1	Purchase and Sale Agreement dated February 9, 2007 by and between Speakeasy Gaming of Las Vegas, Inc. and Mandekic Companies, LLC (incorporated by reference to our report on Form 8-K filed February 14, 2007).
10.2	Agreement dated February 22, 2007 by and between Presque Isle Downs, Inc. and the Pennsylvania Horsemen's Benevolent and Protective Associates Inc. (incorporated by reference to our report on Form 10-K for the year ended December 31, 2006).
10.3	First Amendment to Fifth Amended and Restated Credit Agreement dated June 19, 2007, by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to our report on Form 8-K filed June 22, 2007).
10.4	Revolving Credit Note (First Restated) dated June 19, 2007, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., and Speakeasy Gaming of Fremont, Inc. (incorporated by reference to our report on Form 8-K filed June 22, 2007).
10.5	Revolving Credit Note (First Restated) dated June 19, 2007, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., and Speakeasy Gaming of Fremont, Inc. (incorporated by reference to our report on Form 8-K filed June 22, 2007).
10.6	Revolving Credit Note dated June 19, 2007, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., and Speakeasy Gaming of Fremont, Inc. (incorporated by reference to our report on Form 8-K filed June 22, 2007).
10.7	Stock Purchase Agreement dated June 26, 2007, by and between the Registrant and TLC Casino Enterprises, Inc. (incorporated by reference to our report on Form 8-K filed June 18, 2007).

10.8	Employment Agreement dated August 15, 2007, executed by the Registrant and John W. Bittner, Jr. (filed herewith).
10.9	Employment Agreement dated August 15, 2007, executed by the Registrant and Patrick J. Arneault (filed herewith).
14.1	Amendment to Registrant's Code of Ethics and Business Conduct (incorporated by reference to our report on Form 8-K filed April 24, 2007).
31.1	Certification of Edson R. Arneault pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Edson R. Arneault pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1933, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 9, 2007	MTR GAMING GROUP, INC.
	By:	/s/ EDSON R. ARNEAULT Edson R. Arneault CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER
	By:	/s/ JOHN W. BITTNER, JR. John W. Bittner, Jr. CHIEF FINANCIAL OFFICER

Exhibti Index

Exhibit No.	Item Title
3.1	Restated Certificate of Incorporation for Winner's Entertainment, Inc. dated August 17, 1993 (incorporated by reference to our report on Form 10-K for the year ended December 31, 1993).
3.2	Amended By Laws (filed herewith).
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Winner's Entertainment, Inc. dated October 10, 1996 (incorporated by reference to our report on Form 8-K filed November 1, 1996).
4.1	Excerpt from Common Stock Certificates (incorporated by reference to our report on Form 10-K filed March 30, 2001).
4.2	Supplemental Indenture dated June 15, 2007, by and between the Registrant, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of March 25, 2003 (incorporated by reference to our report on Form 8-K filed June 18, 2007).
4.3	Supplemental Indenture dated June 15, 2007, by and between the Registrant, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of May 25, 2006 (incorporated by reference to our report on Form 8-K filed June 18, 2007).
10.1	Purchase and Sale Agreement dated February 9, 2007 by and between Speakeasy Gaming of Las Vegas, Inc. and Mandekic Companies, LLC (incorporated by reference to our report on Form 8-K filed February 14, 2007).
10.2	Agreement dated February 22, 2007 by and between Presque Isle Downs, Inc. and the Pennsylvania Horsemen's Benevolent and Protective Associates Inc. (incorporated by reference to our report on Form 10-K for the year ended December 31, 2006).
10.3	First Amendment to Fifth Amended and Restated Credit Agreement dated June 19, 2007, by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to our report on Form 8-K filed June 22, 2007).
10.4	Revolving Credit Note (First Restated) dated June 19, 2007, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., and Speakeasy Gaming of Fremont, Inc. (incorporated by reference to our report on Form 8-K filed June 22, 2007).
10.5	Revolving Credit Note (First Restated) dated June 19, 2007, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., and Speakeasy Gaming of Fremont, Inc. (incorporated by reference to our report on Form 8-K filed June 22, 2007).
10.6	Revolving Credit Note dated June 19, 2007, executed by the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., and Speakeasy Gaming of Fremont, Inc. (incorporated by reference to our report on Form 8-K filed June 22, 2007).
10.7	Stock Purchase Agreement dated June 26, 2007, by and between the Registrant and TLC Casino Enterprises, Inc. (incorporated by reference to our report on Form 8-K filed June 18, 2007).
10.8	Employment Agreement dated August 15, 2007, executed by the Registrant and John W. Bittner, Jr. (filed herewith).

10.9	Employment Agreement dated August 15, 2007, executed by the Registrant and Patrick J. Arneault (filed herewith).
14.1	Amendment to Registrant's Code of Ethics and Business Conduct (incorporated by reference to our report on Form 8-K filed April 24, 2007).
31.1	Certification of Edson R. Arneault pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Edson R. Arneault pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).