Form 10-K
period 2007-12-31
MTR GAMING GROUP INC
filed 2008-04-03
CIK 834162

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
COMMISSION FILE NO. 000-20508

MTR GAMING GROUP, INC.
(exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	IRS NO. 84-1103135 (IRS Employer Identification No.)
STATE ROUTE 2, SOUTH, P.O. BOX 356, CHESTER, WEST VIRGINIA 26034 (Address of principal executive offices)
(304) 387-5712 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:
Title of each Class:	Name of each exchange on which registered:
Common Stock $.00001 par value	NASDAQ Stock Market

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 299.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of June 30, 2007, the aggregate market value of our common stock held by non-affiliates of the Company (based on the number of shares issued and outstanding and the NASDAQ Official Close Price on that date) was $371,035,881.

        Our common stock outstanding at March 28, 2008 was 27,475,260 shares.

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS	1
	Cautionary Statement Regarding Forward-Looking Information	1
	Company History	1
	The Mountaineer Casino, Racetrack & Resort	2
	Presque Isle Downs & Casino	3
	Scioto Downs	3
	Jackson Harness Raceway	3
	North Metro Harness	3
	Ramada Inn and Speedway Casino	4
	Business Strategy	4
	Competition	5
	Gaming Operations	5
	Racing and Parimutuel Operations	6
	Employees	6
	Regulation and Licensing	7
	General	7
	Licensing and Suitability	8
	Violations of Gaming Laws	9
	Reporting and Record-Keeping Requirements	9
	Review and Approval of Transactions	10
	License Fees and Gaming Taxes	10
	Operational Requirements	10
	Racetracks	11
	Environmental Matters	11
	Compliance With Other Laws	12
	Available Information	12
ITEM 1A	RISK FACTORS	13
	Risks Related to Our Business	13
	Risks Related to Our Capital Structure	19
ITEM 1B.	UNRESOLVED STAFF COMMENTS	20
ITEM 2.	PROPERTIES	21
ITEM 3.	LEGAL PROCEEDINGS	21
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	23
	Equity Compensation Plan Information	24
	Stock Performance Graph	25
ITEM 6.	SELECTED FINANCIAL DATA	26
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27
	Overview	27
	Year Ended December 31, 2007 Compared to Year Ended December 31, 2006	30
	Mountaineer's Operating Results	30
	Presque Isle Down's Operating Results	33
	Las Vegas Speedway's Operating Results	33
	Scioto Downs' Operating Results	34

i

	Jackson Racing Operating Results	34
	North Metro Operating Results	34
	Corporate and Pre-Opening Costs	35
	Depreciation Expense	35
	Interest	35
	Provision for Income Taxes	35
	Discontinued Operations	36
	Binion's Operating Results	36
	Year Ended December 31, 2006 Compared to Year Ended December 31, 2005	36
	Mountaineer's Operating Results	37
	Las Vegas Speedway's Operating Results	40
	Scioto Downs' Operating Results	40
	Jackson Racing Operating Results	40
	North Metro Operating Results	40
	Corporate Costs	41
	Interest	41
	Provision for Income Taxes	41
	Discontinued Operations	41
	Binion's Operating Results	41
	Cash Flows	42
	Liquidity and Sources of Capital	42
	Capital Expenditures	46
	Commitments and Contingencies	46
	Officer Employment Agreement and Deferred Compensation Agreement	48
	Regulation and Taxes	50
	Outstanding Options	51
	Critical Accounting Policies	51
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	53
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	54
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	54
ITEM 9A.	CONTROLS AND PROCEDURES	54
	Evaluation of Disclosure Controls and Procedures	54
	Management's Report on Internal Control Over Financial Reporting	54
	Remediation Action to Address 2007 Internal Control Weakness	55
	Changes in Internal Controls	55
	Report of Independent Registered Public Accounting Firm	56
ITEM 9B.	OTHER INFORMATION	57
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	58
ITEM 11.	EXECUTIVE COMPENSATION	58
ITEM 12.	STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	58
ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	58
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	58

ii

iii

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

        There are a number of risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements contained in this document. Such risks, uncertainties and other important factors include, but are not limited to: (i) changes in, or failure to comply with, laws, regulations, the conditions of our Pennsylvania slot license, accounting standards or environmental laws (including adverse changes in regulation by various state gaming or racing authorities and the rates of taxation on gaming revenues) and delays in regulatory licensing processes; (ii) competitive and general economic conditions in our markets, including whether and when the slot parlor recently licensed for downtown Pittsburgh obtains financing, is constructed and successfully opens and whether the harness horseracing track recently licensed in Lawrence County, Pennsylvania obtains a slot machine license, is constructed and successfully opens, and the legalization of new forms of gaming in states within our target markets; (iii) the ability to integrate future acquisitions; (iv) construction factors relating to new development or maintenance and expansion of operations, including litigation, delays, zoning issues, environmental restrictions, site conditions, weather or other hazards; (v) the effect of economic, credit and capital market conditions on the economy in general; (vi) continued dependence on Mountaineer and Presque Isle Downs for the majority of our revenues and cash flows; (vi) dependence upon key personnel and the ability to attract new personnel; (viii) weather or road conditions limiting access to our properties; and (ix) obtaining additional financing, if available, and the impact of leverage and debt service requirements.

        We do not intend to update publicly any forward-looking statements, except as may be required by law.

Company History

        We were incorporated in March 1988 in Delaware under the name "Secamur Corporation," a wholly-owned subsidiary of Buffalo Equities, Inc. ("Buffalo"), and later "spun-off" through the sale of its stock to the stockholders of Buffalo in January 1989. In June 1989, we merged with Pacific International Industries, Inc., which had been engaged in the contract security guard services business in Southern California. Upon completion of the merger, we were renamed Excalibur Security Services, Inc. to reflect a new line of business. After operating unprofitably, we filed a voluntary petition for reorganization with the U.S. Bankruptcy Court for the Central District of California in December 1990 and became a Chapter 11 debtor-in-possession. The Bankruptcy Court approved our sale of the security guard services business in May 1991, and confirmed our plan of reorganization in December 1991. The plan of reorganization authorized us to acquire, primarily, specified gaming and oil and gas businesses. Upon confirmation of the plan of reorganization, we changed our name to Excalibur Holding Corporation. In August 1993, we were renamed Winners Entertainment, Inc., in connection with management's decision to operate as a gaming company. At the annual meeting of stockholders on October 15, 1996, our stockholders approved a change of our name from Winners Entertainment, Inc. to MTR Gaming Group, Inc. Since 1998, we have operated only in the racing, gaming and entertainment business.

        MTR Gaming Group, Inc. (the "Company"), through our wholly-owned subsidiaries, owns and operates The Mountaineer Casino, Racetrack & Resort in Chester, West Virginia; Presque Isle Downs & Casino in Erie, Pennsylvania; and Scioto Downs in Columbus, Ohio. We also own a 90% interest in Jackson Trotting Association, LLC, which operates Jackson Harness Raceway in Jackson, Michigan; and a 50% interest in North Metro Harness Initiative, LLC, which is constructing a harness racetrack and card room in Anoka County, Minnesota. We also operate the Ramada Inn and Speedway Casino in North Las Vegas, Nevada pursuant to a short-term lease pending regulatory approval of the sale of the gaming assests (having sold the real property in January of 2008).

  The Mountaineer Casino, Racetrack & Resort

        Mountaineer is one of only four racetracks in West Virginia permitted to operate slot machines and one of only three racetracks in West Virginia currently permitted to operate traditional casino table gaming. Mountaineer is located at the northern tip of West Virginia's northwestern panhandle. Since acquiring Mountaineer in 1992, we continue to focus on expanding the reach of our extensive customer base and improving our operating results. As a result, Mountaineer has become a diverse gaming, entertainment and convention complex and destination resort with:

  •
  121,956 square feet of gaming space housing 3,220 slot machines, 40 poker tables, which we began operating in October of 2007, and 55 table games (including blackjack, craps, roulette and other games), which we began operating in late December of 2007;

  •
  359 hotel rooms, including the 258-room, 219,000 square foot Grande Hotel at Mountaineer, which offers 22 suites, a full-service spa and salon, a gourmet coffee shop, a 60-seat upscale steakhouse and various casual food and beverage outlets, a retail plaza and an indoor and outdoor swimming pool;

  •
  13,500 square feet of convention space, which can accommodate seated meals for groups of up to 575, as well as smaller meetings in more intimate break-out rooms that can accommodate 75 people and entertainment events for approximately 1,300 guests;

  •
  live thoroughbred horse racing on a one-mile dirt surface or a 7/8 mile grass surface with expansive clubhouse, restaurant, bars and concessions, as well as grandstand viewing areas with enclosed seating for 770 patrons and 2,800 patrons, respectively;

  •
  on-site parimutuel wagering and thoroughbred, harness and greyhound racing simulcast from other prominent tracks, as well as wagering on Mountaineer's races at over 1,000 sites to which the races are simulcast;

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

        Mountaineer's revenues and profits are driven primarily by its gaming operations and to a lesser extent its lodging, food and beverage operations, parimutuel wagering, convention center, events center, and recreational facilities fees.

  Presque Isle Downs & Casino

        Presque Isle Downs & Casino, which our wholly owned subsidiary opened on February 28, 2007 in Erie, Pennsylvania, is our first "green field" project and represents the culmination of planning, land acquisition, licensing, construction, financing and lobbying that began in the spring of 2001. The 140,000 square foot clubhouse consists of:

  •
  gaming space housing 2,000 ticket-in, ticket-out slot machines;

  •
  several dining options, including an up to 300-seat buffet, a 60-seat upscale steakhouse, a clubhouse restaurant and several bars, as well as entertainment; and

  •
  surface parking for approximately 3,225 cars.

        In September of 2007, Presque Isle Downs commenced live thoroughbred racing on a one-mile track with a state-of-the-art synthetic racing surface, grandstand, barns, paddock and related facilities, as well as on-site parimutuel wagering and thoroughbred and harness racing simulcast from other prominent tracks. We expect to hold live racing approximately 100 days per year, primarily between June and September. Racing fans will have approximately 1,000 seats located both indoors and out.

  Scioto Downs

        In July 2003, we acquired 100% of the stock of Scioto Downs, Inc., which owns and operates a harness horse racetrack in Columbus, Ohio. The property includes: the racetrack, which conducts live harness racing and simulcasting from May to September; a grandstand that will accommodate 10,000 patrons; an enclosed clubhouse that will accommodate 1,500 patrons; approximately 6,000 parking spaces; and barns, paddock and related facilities for the horses, drivers, and trainers.

  Jackson Harness Raceway

        In December 2005, we acquired through a wholly-owned subsidiary, Jackson Racing, Inc., a 90% interest in Jackson Trotting Association, LLC, that operates Jackson Harness Raceway in Jackson, Michigan on the Jackson County Fairgrounds. Jackson Trotting offers harness racing from late-April to mid-July, parimutuel wagering and casual dining.

  North Metro Harness

        In June 2004, our wholly-owned subsidiary, MTR-Harness, Inc., acquired a 50% interest in the North Metro Harness Initiative, LLC, which in January of 2005 obtained a license from the Minnesota Racing Commission to construct and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota, approximately 30 miles northeast of downtown Minneapolis.

        Minnesota law permits licensed racetracks to operate a card room with up to 50 tables offering "non-banked" games (those in which the players play only against each other instead of against the house), subject to completion of the racetrack's first 50-day live race meet and regulatory approval of a card room plan of operation.

        The harness race track and entertainment facility will include a harness racing track and approximately 110,750 square feet of associated grandstand, card club, horse barns and surface parking for approximately 1,850 cars. We anticipate that North Metro Harness Initiative will open its Running Aces Harness Park in April of 2008 and commence card room operations in July of 2008.

  Ramada Inn and Speedway Casino

        The Ramada Inn and Speedway Casino is located in North Las Vegas, Nevada, approximately five miles from the Las Vegas Motor Speedway. The property includes a 95-room hotel and a casino with 384 slot machines, six table games and two poker tables.

        On January 11, 2008, Speakeasy Gaming of Las Vegas, Inc., our wholly-owned subsidiary, sold the casino's real property for $11.4 million in cash and entered a contract to sell the gaming assets, subject to regulatory approval, for $6.775 million of which $2 million is to be paid in cash at the closing and the balance of up to $4.775 million subject to an earn out based on the property's gross revenues over the next four years. In the interim, we continue to operate the property pursuant to a lease.

Business Strategy

        With the divestiture of our Nevada casinos nearly complete, our business strategy is to focus on driving revenues and profits from our core racetrack-based gaming properties in West Virginia and Pennsylvania, while limiting the carrying costs or otherwise maximizing our investments in our other properties, thus becoming a diversified, regional racino company. Specifically, we intend to: (i) capitalize on recently legalized table gaming to drive revenue growth and improve operating margins at Mountaineer, as we believe table gaming improves Mountaineer's ability to compete, as it attracts patrons with more disposable income and a greater propensity to utilize Mountaineer's high-end amenities; (ii) improve our operating margins at Presque Isle Downs (which commenced operations on February 28, 2007) and cross-market Presque Isle Downs with Mountaineer; (iii) promote the passage of slot machine gaming at Scioto Downs and Jackson Harness; and (iv) open North Metro Harness' Running Aces Harness Park for live racing and card room gaming in April and July of 2008 respectively.

  •
  Capitalize on Table Gaming at Mountaineer

        Mountaineer began offering poker in October of 2007 and casino table games in late December of 2007. We expect table gaming's impact on Mountaineer's operations to be far more broad than the incremental revenue from the table games themselves. We believe that table games will increase Mountaineer's customer base and attract more affluent patrons, resulting in increased utilization of Mountaineer's luxury hotel, spa, steak house and entertainment offerings. We likewise believe that the increase in the number of patrons will lead to an increase in slot play. Equally important, with only one other casino offering table gaming within a 225 mile radius of Mountaineer, we believe Mountaineer will enjoy a competitive advantage over Limited Video Lottery machines permitted in West Virginia's bars and fraternal organizations and Pennsylvania's new slots-only casinos.

  •
  Fine Tuning at Presque Isle Downs; Cross Marketing with Mountaineer

        Now that Presque Isle Downs has a year of operating history, we can focus on optimizing head counts, responding to customer preferences regarding types of machines and wagering limits, and eliminating other inefficiencies inherent in a start-up operation. We also intend to implement, subject to regulatory approval, a single frequent player's reward program for use at both Presque Isle Downs and Mountaineer. We believe the resulting cross marketing opportunities will benefit both properties.

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

  Gaming Operations

        Specific competitive factors relating to our primary gaming markets include the following:

        Mountaineer.    In recent years, the number of gaming options available to consumers in our West Virginia area market has increased considerably. While there are three other tracks in West Virginia that offer slot machine gaming, only one, Wheeling Downs, lies within Mountaineer's primary market (a 150-mile radius), located approximately 50 miles to the south in Wheeling, West Virginia. That competitor currently operates approximately 2,129 slot machines, 20 poker tables, and 43 casino table games. West Virginia permits limited video lottery machines ("LVL's") in local bars and fraternal organizations. The law authorizes up to 9,000 slot machines in adults-only facilities throughout West Virginia. No more than five slot machines are allowed in each establishment licensed to sell alcoholic beverages; and no more than ten slot machines are allowed in each licensed fraternal organization. As of February 29, 2008, there are approximately 8,100 LVL's in West Virginia's bars and fraternal organizations, approximately 500 of which are in Hancock County (where Mountaineer is located) and another 912 in total are located in nearby Brook and Ohio Counties. Although the bars and fraternal organizations housing these machines lack the amenities and ambiance of our resort, they do compete with us, particularly for the local patronage.

        In addition, Pennsylvania's slot machine law contemplates the installation of slot machines at up to fourteen locations: seven racetracks (including Presque Isle Downs) each with up to 3,000 slots initially and with the ability to apply to the Pennsylvania Gaming Control Board for up to 5,000 slots (five of which, in addition to Presque Isle Downs, have opened); five stand-alone slot parlors with up to 5,000 slots (one of which has opened); and two resort locations with up to 500 slots each. In June of 2007, The Meadows, a harness racetrack approximately 40 miles southeast of Mountaineer, opened a temporary slots facility with 1,738 slot machines (now 1,816 machines). The Meadows has announced plans to replace the temporary facility with a permanent facility with 3,000 slot machines and various food and beverage outlets in early 2009. In December 2006, the Pennsylvania Gaming Control Board approved a license for a stand-alone slot parlor to be located in downtown Pittsburgh (approximately a one-hour drive from Mountaineer and a two-hour drive from Presque Isle Downs). The owners of the planned Pittsburgh facility previously announced that they intend to open the facility with 5,000 slot machines in the summer of 2008, but most recently reported that they do not intend to open until May of 2009. Additionally, in September of 2007, the Pennsylvania Harness Horse Racing Commission, granted a license to build Valley View Downs in Lawrence County, Pennsylvania, approximately 45 miles from Mountaineer and 90 miles from Presque Isle Downs. In November, Valley View applied to the Pennsylvania Gaming Control Board for the final Category 1 racetrack slot machine license. The Gaming Control Board has announced that it does not expect to act on the application until late 2008 and that if the slots license were granted, it does not expect the new facility to open until 2010. If the downtown Pittsburgh facility successfully opens, Mountaineer will compete with it for slot patrons. Likewise, if Valley View Downs obtains a slot license and successfully opens a slot facility, it too would represent new competition for Mountaineer.

        Presque Isle Downs.    Presque Isle Downs competes principally with the Seneca Allegany Casino & Hotel in Salamanca, New York, approximately seventy-five miles away. That facility has 2,200 slot machines, forty table games, and a 212-room hotel with resort amenities and has announced plans to build additional hotel rooms. Presque Isle Downs would also face competition from the downtown Pittsburgh slot parlor and slots at Valley View Downs if those projects open.

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

  Racing and Parimutuel Operations

        Mountaineer.    Mountaineer's racing and parimutuel operations compete directly for wagering dollars with Wheeling Downs, which is located approximately 50 miles from Mountaineer; Thistledown and Northfield Park, which are located approximately 85 miles to the northwest of Mountaineer in Cleveland, Ohio; and the Meadows, located approximately 40 miles southeast of Mountaineer in Washington, Pennsylvania. Wheeling Downs conducts parimutuel greyhound racing and casino gaming. Thistledown and Northfield Park conduct parimutuel horse racing but not video lottery or slot gaming. The Meadows conducts live harness racing, simulcasting, and slot gaming. Mountaineer would also compete for pari-mutuel wagering patrons with Valley View Downs if it is constructed and opened. Since commencing export simulcasting in August 2000, Mountaineer also competes with racetracks across the country to have its signal carried by off-track wagering parlors. Mountaineer also competes for wagering dollars with off-track wagering facilities in Ohio and Pennsylvania. Mountaineer also competes with other tracks for participation by quality racehorses.

        Presque Isle Downs.    Presque Isle Downs faces competition from other racetracks in Pennsylvania and off-track wagering facilities in Pennsylvania and West Virginia, as well as casinos in Western New York. Presque Isle Downs will also compete with Valley View Downs if it is constructed and opens.

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

        Jackson Harness Raceway.    Jackson Harness competes directly with other racetracks in Michigan, including Sports Creek Raceway, Northville Downs, Hazel Park Harness Raceway and Great Lakes Downs. If Jackson Harness is permitted to operate slots, those gaming operations would compete with various existing and planned Native American Casinos and, to a lesser extent, casinos in Detroit.

Employees

        As of March 27, 2008, we had approximately 3,300 employees in total.

        The Mountaineer Casino, Racetrack & Resort.    Mountaineer has 2,300 employees, approximately 725 of whom were added as a result of the implementation of table gaming in December of 2007. Approximately 60 of Mountaineer's employees are represented by a union covering our parimutuel clerks and certain employees providing off-track betting services. We have an agreement in place with the parimutuel clerks until November 30, 2008. In addition, approximately 190 employees are represented by a union covering our video lottery clerks, which agreement would have expired March 1, 2008 but for the parties' agreement to extend the agreement until April 30, 2008 pending negotiation of a new collective bargaining agreement. However, on March 25, 2008 the union advised Mountaineer of its intent to call for a work stoppage and such work stoppage commenced at 12:01 am on March 29, 2008.

        Presque Isle Downs & Casino.    Presque Isle Downs employs approximately 730 people.

        Ramada Inn and Speedway Casino.    There are approximately 190 employees at the Speedway property.

        Scioto Downs.    There are approximately 20 employees at Scioto Downs, which increases by approximately 220 during racing which is conducted from May through September.

        Jackson Harness Raceway.    There are approximately 40 employees at Jackson, which increases by approximately 110 during racing which is conducted from April through July.

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

  Licensing and Suitability

        Gaming laws require us, each of our subsidiaries engaged in gaming operations, certain of our directors, officers and employees, and in some cases, certain of our shareholders and holders of our debt securities, to obtain licenses or approvals (or seek waivers) from gaming authorities. Licenses typically require a determination that the applicant qualifies or is suitable to hold the license, a determination over which gaming authorities have very broad discretion. Criteria used in determining whether to grant a license to conduct gaming operations, while varying among jurisdictions, generally include consideration of factors such as:

  •
  the financial stability, integrity and responsibility of the applicant, including whether the operation is adequately capitalized in the state and exhibits the ability to maintain adequate insurance levels;

  •
  the quality of the applicant's casino facilities;

  •
  the amount of revenue to be derived by the applicable state from the operation of the applicant's casino;

  •
  the applicant's practices with respect to minority hiring and training; and

  •
  the effect on competition and general impact on the community.

        In evaluating individual applicants, gaming authorities consider the individual's business experience and reputation for good character, the individual's criminal history and credit, and the character of those with whom the individual associates. In addition to us and our subsidiaries engaged in gaming operations, gaming authorities may investigate any individual who has a material relationship to or material involvement with, any of these entities to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Our officers, directors and certain key employees must file applications with the gaming authorities and may be required to be licensed, qualified or be found suitable in many jurisdictions. Gaming authorities may deny an application for licensing for any cause which they deem reasonable. Qualification and suitability determinations require submission of detailed personal and financial information followed by a thorough investigation. The applicant must pay all the costs of the investigation. Changes in licensed positions must be reported to gaming authorities and in addition to their authority to deny an application for licensure, qualification or a finding of suitability, gaming authorities have jurisdiction to disapprove a change in a corporate position. If one or more gaming authorities were to find that an officer, director or key employee fails to qualify or is unsuitable for licensing or unsuitable to continue having a relationship with us, we would be required to sever all relationships with such person. In addition, gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications.

        Moreover, in many jurisdictions, certain of our stockholders or holders of our debt securities may be required to undergo a suitability investigation similar to that described above. Many jurisdictions require any person who acquires beneficial ownership of more than a certain percentage of our voting securities, typically 5%, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability. Most gaming authorities, however, allow an "institutional investor" to apply for a waiver. An "institutional investor" is generally defined as an investor acquiring and holding voting securities in the ordinary course of business as an institutional investor, and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or those of any of our gaming affiliates, or the taking of any other action which gaming authorities find to be inconsistent with holding our voting securities for investment purposes only. Even if a waiver is granted, an institutional investor generally may not take any action inconsistent with its status when the waiver was granted without once again becoming subject to the foregoing reporting and application obligations.

        Generally, any person who fails or refuses to apply for a finding of suitability or a license within the prescribed period after being advised it is required by gaming authorities may be denied a license or found unsuitable, as applicable. Any stockholder found unsuitable or denied a license and who holds, directly or indirectly, any beneficial ownership of our voting securities beyond such period of time as may be prescribed by the applicable gaming authorities may be guilty of a criminal offense. Furthermore, we may be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or any of our subsidiaries, we: (i) pay that person any dividend or interest upon our voting securities; (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pay remuneration in any form to that person for services rendered or otherwise; or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of that person's voting securities for cash at fair market value.

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

        In Pennsylvania, as the holder of a Category 1 license, Presque Isle Downs will be required to create a fund to be used for the improvement and maintenance of the backside area of the racetrack. Generally, a Category 1 licensee must deposit into the fund $5 million over the initial five-year period of the license and an amount not less than $250,000 or more than $1 million annually for the five years thereafter. However, since we are building a new racetrack, Presque Isle Downs is exempt from the $5 million requirement and will not be required to begin the $250,000 payments until 2017.

  Racetracks

        We conduct horse racing operations at our thoroughbred racetracks in Chester, West Virginia and Erie, Pennsylvania and at our harness racetracks in Columbus, Ohio and Jackson, Michigan. We expect our joint venture, North Metro Harness Initiative, LLC, to commence harness racing operations in Minnesota in April of 2008. We currently operate slot machines at the West Virginia racetrack and at Presque Isle Downs in Erie. Our slot operations at racetracks, and our planned card room operations in Minnesota, are regulated in the same manner as our gaming operations in other jurisdictions. In West Virginia, Pennsylvania, and Minnesota our ability to conduct gaming operations is conditioned on the maintenance of racing licenses and agreements or certain arrangements with horsemen's or labor groups. See "Item 1A. Risk Factors—We depend on agreements with our horsemen and parimutuel clerks to operate our business."

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

  Compliance with Other Laws

        We are also subject to a variety of other rules and regulations, including zoning, construction and land use laws and regulations, and laws governing the serving of alcoholic beverages in all of the states in which we operate. Mountaineer, Presque Isle Downs, Scioto, the Speedway property and Jackson Harness derive other revenues from the sale of alcoholic beverages. Any interruption or termination of the ability to serve alcoholic beverages at those properties would have a material adverse effect on our business, financial condition and results of operations.

  Available Information

        For more information about us, visit our website at www.mtrgaming.com. Our electronic filings with the Securities and Exchange Commission (including all annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission. Additionally, the West Virginia Lottery Commission and the Pennsylvania Gaming Control Board maintain websites through which they periodically (generally weekly) report our revenue from gaming operations and other information. We have no control over the information posted to these websites and cannot assure the accuracy of such information.

ITEM 1A.    RISK FACTORS.

Risks Related to Our Business

We depend on Mountaineer and Presque Isle Downs for the majority of our revenues, and, therefore, any risks faced by those operations could have a material impact on our results of operations.

        We currently remain dependent upon Mountaineer and Presque Isle Downs for the majority of our revenues and cash flows. While slot operations at Presque Isle Downs (which commenced on February 28, 2007) have helped diversify our revenue sources, we nevertheless may be subject to greater risks than a geographically diversified gaming operation, including, but not limited to the following risks faced by our Mountaineer and Presque Isle operations:

  •
  risks related to local and regional economic and competitive conditions, such as a decline in the number of visitors, a downturn in the overall economy in Mountaineer's and Presque Isle Downs' markets, a decrease in gaming activities in those markets or an increase in competition, including, but not limited to, competition from limited video lottery terminals in local bars and clubs in West Virginia and continued competition from existing and future gaming facilities in Pennsylvania;

  •
  impeded access to Mountaineer or Presque Isle Downs due to weather, floods, road construction or closures of primary access routes;

  •
  changes in local and state governmental laws and regulations (including changes in laws and regulations affecting gaming operations and taxes) applicable to Mountaineer or Presque Isle Downs;

  •
  work stoppages at Mountaineer or Presque Isle Downs;

  •
  risks related to acts of terrorism, international conflicts or breaches of security affecting Mountaineer or Presque Isle Downs; and

  •
  natural and other disasters affecting Mountaineer's or Presque Isle Downs' market.

  •
  On March 29, 2008, approximately 200 of Mountaineer's unionized video lottery employees began a work stoppage. Mountaineer implemented a contingency plan, which has enabled Mountaineer to operate and serve its customers without a material change in the level of service. While we believe that Mountaineer will be able to continue to serve its customers until the labor dispute is resolved or the striking employees are replaced—and that this work stoppage will not have a material adverse effect on Mountaineer's business—we can neither predict the length of the work stoppage nor assure you that our contingency plan will continue to succeed.

        The occurrence of any of these or similar events, or unexpected impact from the current work stoppage at Mountaineer, could have a material adverse effect on our business, financial condition and results of operations.

We depend on agreements with our horsemen and parimutuel clerks to operate our business.

        The Federal Interstate Horse Racing Act, the state racing laws in West Virginia, Ohio, Pennsylvania, Michigan and Minnesota require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a "proceeds agreement") with a representative of a majority of the horse owners and trainers and with a representative of a majority of the parimutuel clerks. In Pennsylvania, we must have an agreement with the representative of the horse owners. We have the requisite agreements in place with the Mountaineer Horsemen until December 31, 2009. With respect to the Mountaineer parimutuel clerks, we have a labor agreement in force until November 30, 2008 and a proceeds agreement until April 14, 2009. We are required to have a proceeds agreement in effect on July 1 of each year with the horsemen and the parimutuel clerks as a condition to renewal of our video lottery license for such year. If the requisite proceeds agreement is not in place as of July 1 of a particular year, Mountaineer's application for renewal of its video lottery license could be denied, in which case Mountaineer would not be permitted to operate its slot machines. Additionally, the renewal of the video lottery license is a prerequisite to the renewal of the table games license. With respect to the Scioto horsemen, the agreement with the Horsemen's Benevolent & Protective Association is effective until November 29, 2012, and the agreement with the Ohio Harness Horsemen's Association provides for automatic annual renewals. Jackson Trotting Association, LLC has the requisite agreements in place until December 31, 2008. Presque Isle Downs has the requisite agreement in place with the Pennsylvania Horsemen's Benevolent and Protective Association until December 31, 2009, with automatic two-year renewals unless either party provides written notice of termination at least ninety (90) days prior to the scheduled renewal date. With the exception of the Mountaineer and Presque Isle Downs horsemen's agreements and the agreement between Mountaineer and the parimutuel clerks' union described above, each of the agreements referred to in this paragraph may be terminated upon written notice by either party. North Metro Harness has entered into a horsemen's agreement effective for a term of six years from the date of commencement of racing operations.

        If we fail to maintain operative agreements with the horsemen, we will not be permitted to conduct live racing and export and import simulcasting at those racetracks, and, in West Virginia we will not be permitted to operate our slot machines and table games (including if we do not have in place the required proceeds agreement with the Mountaineer parimutuel clerks union), in Pennsylvania we will not be permitted to operate our slot machines and in Minnesota we will not be able to operate our planned card room. In addition, our simulcasting agreements are subject to the horsemen's approval. If we fail to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on our business, financial condition and results of operations.

We are required to schedule a minimum number of live racing days in West Virginia and Pennsylvania.

        All of the states in which we conduct live racing impose requirements with respect to the minimum number of live race dates annually. West Virginia and Pennsylvania, the states in which our racetracks operate slot machines or casino table games, gaming laws and regulations likewise condition gaming operations on the satisfaction of live racing requirements. If we fail to meet the minimum live racing day requirements at Mountaineer, we would be prohibited under West Virginia law from conducting simulcast racing or renewing our gaming license at Mountaineer. In order to conduct simulcast racing or conduct gaming operations, Mountaineer is required under West Virginia law to apply for a minimum of 210 live race days each year and to obtain Racing Commission approval for any reduction in race days actually held during that year. Live racing days typically vary in number from year to year and are based on a number of factors, including the number of suitable race horses and the occurrence of severe weather, many of which are beyond our control. If we were unable to conduct simulcast racing or offer slot machine gaming at Mountaineer, this would have a material adverse effect on our business, financial condition, results of operations and ability to meet our payment obligations under our various debt instruments.

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

        Our gaming operations at Mountaineer and Presque Isle Downs are dependent on our linkage to the state's central systems. Our equipment is connected to these central systems by telephone lines. The central systems track all gaming activity. If the operation of the central systems were disrupted for any reason, including disruption of telephone service, we believe that the states would suspend all gaming operations within the states until normal operation of the systems was restored. Any such suspension could cause a material disruption of our gaming operations and any of the foregoing difficulties could have a material adverse effect on our business, financial condition and results of operations.

We may face disruption in developing and integrating our Pennsylvania, and Minnesota operations and other facilities we may expand or acquire, including financing, construction and other development risk.

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

        The Member Control Agreement that governs our Minnesota joint venture required us to contribute $7.5 million of capital. Through December 31, 2007, we exceeded this requirement and contributed $12.3 million (exclusive of legal and other fees), and we may elect to invest more. The joint venture has obtained a $41.7 million construction loan that is without recourse to us. In connection with this financing, we may be required to make additional capital contributions up to an aggregate total of approximately $13.5 million. We may elect to invest more, subject to the approval of our senior secured lenders. In either event, the risk associated with our Minnesota joint venture would be greater than we originally contracted or contemplated.

Some of our intellectual property is not protected by federally registered trademarks; we rely on common law rights.

        We hold fifteen federally registered trademarks (with an additional eight pending) and own 55 internet domain names in connection with our business. Apart from registered trademarks, we rely on common law rights, developed through use, with respect to our intellectual property. While we believe that our trademarks and common law rights are sufficient to permit us to use all of the intellectual property we are currently using, and that we are not infringing the intellectual property rights of others, we cannot assure you that no one will challenge our rights in the future. If we were to lose any of our intellectual property, it could have a material adverse effect on our business.

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

        Specifically, in West Virginia we continue to face competition from limited video lottery machines ("LVLs") in local bars and certain clubs (bars and fraternal organizations that sell alcohol may apply for a license to operate up to five and ten LVL's, respectively). In addition, Pennsylvania's new slot machine law contemplates the installation of slot machines at up to fourteen locations: seven racetracks (including Presque Isle Downs) each with up to 3,000 slots initially and with the ability to apply to the Pennsylvania Gaming Control Board for up to 5,000 slots (five of which, in addition to Presque Isle Downs, have opened); five stand-alone slot parlors with up to 5,000 slots (one of which has opened); and two resort locations with up to 500 slots each. The Meadows, a harness racetrack approximately 40 miles southeast of Mountaineer, operates approximately 1,800 slot machines in a temporary facility and hs announced plans to increase to a total of 3,000 slot machines in a $140 million permanent facility that the Meadows plans to open in early 2009. In December 2006, the Pennsylvania Gaming Control Board approved a license for a stand-alone slot parlor to be located in downtown Pittsburgh

(approximately a one-hour drive from Mountaineer and a two-hour drive from Presque Isle Downs). The owners of the planned Pittsburgh facility previously announced that they intend to open the facility with 5,000 slot machines in the summer of 2008, but most recently reported that they do not intend to open until May of 2009. Additionally, in September of 2007, the Pennsylvania Harness Horse Racing Commission, granted a license to build Valley View Downs in Lawrence County, Pennsylvania, approximately 45 miles from Mountaineer and 90 miles from Presque Isle Downs. In November, Valley View applied to the Pennsylvania Gaming Control Board for the final Category 1 racetrack slot machine license. The Gaming Control Board has announced that it does not expect to act on the application until late 2008 and that if the slots license were granted, it does not expect the new facility to open until 2010. If the downtown Pittsburgh facility successfully opens, Mountaineer will compete with it for slot patrons. Likewise, if Valley View Downs obtains a slot license and successfully opens a slot facility, it too would represent new competition for Mountaineer.

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

        Racing and Parimutuel Operations.    Mountaineer's racing and parimutuel operations compete directly for wagering dollars with Wheeling Downs, which is located approximately 50 miles from Mountaineer; Thistledown and Northfield Park, which are located approximately 85 miles to the northwest of Mountaineer in Cleveland, Ohio; and the Meadows, located approximately 40 miles southeast of Mountaineer in Washington, Pennsylvania. Wheeling Downs conducts parimutuel greyhound racing and casino gaming. Thistledown and Northfield Park conduct parimutuel horse racing but not video lottery gaming. The Meadows conducts live harness racing, simulcasting, and slot machine gaming. Since commencing export simulcasting in August 2000, Mountaineer also competes with racetracks across the country to have its signal carried by off-track wagering parlors. Mountaineer also competes for wagering dollars with off-track wagering facilities in Ohio and Pennsylvania. Mountaineer also competes with other tracks for participation by quality racehorses. Mountaineer will also compete with Valley View Downs if it is constructed and opens.

        Presque Isle Downs will face competition from other racetracks in Pennsylvania and off-track wagering facilities in Pennsylvania and West Virginia, as well as from any existing or future casinos in Western New York. Presque Isle Downs will also compete with Valley View Downs if it is constructed and opens.

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

We depend on our key personnel.

        We are highly dependent on the services of Edson R. Arneault, our Chairman and Chief Executive Officer, and other officers and key employees. We have entered into employment agreements with Mr. Arneault, which will expire on December 31, 2008. Mr. Arneault has advised us that after thirteen years as CEO, he does not intend to enter a new employment agreement, but would remain for a reasonable period if required for a smooth transition. We have entered employment agreements with certain other officers and key managers. However, our inability to find a suitable replacement for Mr. Arneault, or the loss of the services of any of our other key individuals, could have a material adverse effect on our business, financial condition and results of operations.

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

        We believe that a substantial majority of the slot machines sold in the United States in 2006 and 2007 were manufactured by a few companies and that one company in particular provided a majority of all slot machines sold in the United States in 2006 and 2007. In recent years, prices of new slot machines have escalated faster than the rate of inflation.

        Furthermore, in recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring casinos to enter into participation or lease arrangements in order to acquire the machines. Slot machine lease arrangements typically require the payment of a fixed daily rental and participation agreements include payment of a percentage of coin-in or net win amounts. Generally, a participating lease is substantially more expensive over the long term than the cost to purchase a new machine.

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

        Any of the above-listed factors could have a material adverse effect on our business, financial condition and results of operations. In addition, we may incur substantial additional indebtedness in the future, including, for example, to fund our expansion and new acquisitions. If we incur additional debt, the related risks that we now face could intensify.

The availability and cost of financing could have a material adverse effect on our business.

        We intend to finance our current and future capital expenditures and expansion projects primarily with cash flow from operations, borrowings available under our credit facility and cash on hand. We may in the future seek additional debt financing, which would be subject to the limitations in our credit agreement and the indentures governing our senior notes and senior subordinated notes, and/or equity capital. We currently anticipate that approximately $17 million in additional spending will be required to meet our capital spending requirements for this fiscal year. In the event additional financing is required for our current or future expansion projects and we are unable to obtain such financing, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects as well as capital expenditures, and selling assets, restructuring debt, or obtaining additional debt or equity financing or joint venture partners, or further modifying our bank credit facility. These sources of funds may not be sufficient to finance our expansion, and other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects, and we could lose one or more of our licenses, which may have a material adverse effect on our business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital."

To service our indebtedness, we will require a significant amount of cash, which depends on many factors beyond our control.

        We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us in amounts sufficient to enable us to fund our liquidity needs with respect to our indebtedness. In addition, if we consummate significant acquisitions in the future, our cash requirements may increase significantly. We cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital."

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        The following describes our principal real properties:

        The Mountaineer Casino, Racetrack & Resort.    We own approximately 2,350 acres of land in Chester, Hancock County, West Virginia, of which the resort occupies approximately 215 acres and the Woodview Golf Course occupies approximately 170 acres. The property also includes a one-mile all weather, lighted thoroughbred racetrack and an enclosed grandstand, clubhouse and related facilities for the horses, jockeys and trainers. There are approximately 1,885 acres available for future development.

        Presque Isle Downs & Casino.    The clubhouse and thoroughbred racetrack is located on a 272-acre site that we own in Summit Township, Erie County, Pennsylvania. Of this site, approximately 58 acres are dedicated to the public as open space. The site includes barns and related facilities for the horses, jockeys and trainers. In addition, we own three other parcels of land; a 213-acre site in McKean Township, Pennsylvania; a 25-acre site in Erie, Pennsylvania; and a 14-acre site in Summit Township that formerly housed an off track wagering facility.

        Scioto Downs.    Scioto Downs owns approximately 208 acres of land in Columbus, Ohio that serves as the site for the harness racetrack. In addition to the racetrack, there is parking, grandstand, clubhouse and dining facilities, as well as barns and stables.

        Jackson Harness Raceway.    Jackson Harness Raceway operates on property leased from Jackson County, Michigan on the Jackson County Fairgrounds. Such lease expires on December 31, 2012.

        North Metro Harness.    North Metro owns 178.4 acres in Columbus Township, Anoka County, Minnesota, approximately 30 miles northeast of Minneapolis, upon which it is constructing a harness racetrack and card room. It owns a separate 24-acre parcel (for wetlands mitigation) that is not material to its planned operations and a one-half acre site that houses a fifteen room inn.

        Substantially all of our assets are pledged to secure the debt evidenced by the Fifth Amended and Restated Credit Agreement entered as of September 22, 2006, by and among us, our operating subsidiaries and Wells Fargo Bank, N.A. See Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Sources of Capital. North Metro's assets are pledged to its lender.

ITEM 3.    LEGAL PROCEEDINGS.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our Common Stock is quoted on the NASDAQ National Market under the symbol "MNTG". On March 28, 2008, the NASDAQ Official Closing Price for our common stock was $7.03. As of March 30, 2008, there were of record 844 holders of our common stock.

        We are prohibited from paying any dividends without our lenders' consent. We historically have not paid cash dividends and do not intend to pay such dividends in the foreseeable future.

        The following table sets forth the range of high and low bid price quotations for our common stock for the two fiscal years ended December 31, 2006 and 2007, and for the period of January 1, 2008 through March 28, 2008. These quotes are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Stock Price
	High	Low
Year Ended December 31, 2006:
First Quarter	10.41	9.75
Second Quarter	10.42	9.10
Third Quarter	9.50	7.36
Fourth Quarter	12.49	9.24
Year Ended December 31, 2007:
First Quarter	13.42	11.26
Second Quarter	16.72	13.02
Third Quarter	15.99	9.25
Fourth Quarter	9.40	6.03
Year Ending December 31, 2008
First Quarter (January 1, 2008 through March 28, 2008)	7.38	5.08

        The following table is a summary of the shares of the Company's common stock that were repurchased and canceled (and returned to authorized but unissued status) during the quarter ended December 31, 2007.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2007 through October 31, 2007	15,000	$8.72	15,000	$4,194,208
November 1, 2007 through November 30, 2007	70,000	$7.47	70,000	$3,671,805
December 1, 2007 through December 31, 2007	—	—	—	—

TOTAL	85,000	$7.69	85,000	$3,671,805

(1)
Shares were repurchased through market transactions pursuant to SEC Rule 10b-18.

(2)
The Company's repurchase program was initially announced on February 26, 2003. The Board of Directors approved the repurchase of the Company's shares of common stock up to a maximum of $8 million, which amount was increased to $18 million in September 2005.

Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2007, with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	911,000	$8.04	349,000
Equity compensation plans not approved by security holders	479,800	9.24	60,000

Total	1,390,800		409,000

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

Stock Performance Graph

        The following graph demonstrates a comparison of cumulative total returns of the Company, the NASDAQ Market Index (which is considered to be a broad index) and an industry peer group index based upon companies which are publicly traded with the same four digit standard industrial classification code ("SIC") as the Company (SIC 7999—Amusement and Recreational Services) for the past five years since December 31, 2002. The following graph assumes $100 invested in each of the above groups and the reinvestment of dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG MTR GAMING GROUP, INC.,
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON JAN. 1, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007

	Year Ended
Index Description
	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
MTR GAMING GROUP, INC.	100.00	129.40	132.66	130.78	153.52	85.30
SIC CODE INDEX(1)	100.00	122.31	223.85	219.59	212.66	161.33
NASDAQ MARKET INDEX	100.00	150.36	163.00	166.58	183.68	201.91

(1)
The peer group consists of the following companies: Boyd Gaming Corp.; CKX, Inc.; Global Casinos, Inc.; Isle of Capris Casinos; Lakes Entertainment Inc.; Littlefield Corporation.; Multimedia Games, Inc.; Nevada Gold and Casinos; Southwest Casino Corp; Sportsnuts, Inc.; Trans World Corp.; Virtra Systems, Inc.; W Technologies, Inc.; and Youbet.com, Inc.

ITEM 6.    SELECTED FINANCIAL DATA.

        The selected historical financial data presented below as of and for each of the five years ended December 31, 2007, have been derived from our audited consolidated financial statements of the Company, certain of which are included elsewhere in this report, and should be read in conjunction with those consolidated financial statements and the related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

(dollars in thousands, except per share amounts)

	Fiscal Years Ended December 31,
	2007(6)	2006(5)	2005(3)(4)	2004(3)	2003(2)
STATEMENT OF OPERATIONS DATA:
Total revenues	$436,538	$318,177	$305,894	$313,082	$293,606
Net revenues(1)	429,892	313,034	301,011	308,463	287,879
Operating income	26,415	30,194	28,423	36,465	36,999
(Loss) income from continuing operations	(6,278)	7,836	8,387	13,521	15,140
(Loss) income from discontinued operations(7)	(5,081)	(3,390)	(618)	934	—
Net (loss) income	(11,359)	4,446	7,769	14,455	15,140
Net (loss) income per share—Continuing operations:
Basic	(0.23)	0.28	0.29	0.48	0.54
Assuming dilution	(0.23)	0.28	0.29	0.47	0.53
BALANCE SHEET DATA:
Working capital (deficit)	(1,651)	(5,980)	6,502	17,911	24,037
Current assets	59,940	54,401	42,406	35,539	46,500
Current liabilities	61,591	60,381	35,904	17,628	22,463
Total assets	610,962	479,207	334,677	296,176	278,285
Long-term obligations (net of current portion)	420,520	271,908	152,966	133,137	135,094
Total liabilities	498,510	350,843	210,757	172,922	172,644
Total stockholders' equity	112,147	122,984	120,976	123,254	105,641

(1)
Net revenues represent total revenues less promotional allowances.

(2)
On July 31, 2003, we acquired Scioto Downs, Inc. Scioto Downs' operating results have been included in our consolidated results from the date of acquisition.

(3)
On March 11, 2004, we acquired Binion's Gambling Hall and Hotel and received guaranteed payments under a joint operating agreement with Harrah's Entertainment, Inc. until taking over operation of the property on March 10, 2005.

(4)
In October 2005 we began consolidating the financial statements of North Metro Harness in accordance with FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46) and subsequent revision FIN 46R.

(5)
Effective January 1, 2006, we adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The effect of adopting this new accounting principle amounted to a charge of $102,000 net of tax.

(6)
Effective April 30, 2007, the Company deconsolidated North Metro Harness (See No. 5) and began accounting for its investment in North Metro under the equity method of accounting.

(7)
The operating results for Binion's Gambling Hall & Hotel have been reflected as discontinued operations in 2007. Corresponding reclassifications have been made to the prior period presentation.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis, including the critical accounting policies contained herein, should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.

Overview

        We own and operate The Mountaineer Casino, Racetrack & Resort in Chester, West Virginia; Presque Isle Downs & Casino in Erie, Pennsylvania; and Scioto Downs in Columbus, Ohio. We also own a 90% interest in Jackson Trotting Association, LLC, which operates Jackson Harness Raceway in Jackson, Michigan; and a 50% interest in North Metro Harness Initiative, LLC, which is constructing a harness racetrack and card room in Anoka County, Minnesota. We also operate the Ramada Inn and Speedway Casino in North Las Vegas, Nevada pursuant to a short-term lease (having sold the real property in January of 2008) pending the completion of the sale of the property's gaming business and related assets upon regulatory approval.

        During 2007, the Company also owned and operated Binion's Gambling Hall & Hotel in Las Vegas, Nevada, which it sold in March of 2008. The assets and liabilities of Binion's have been reflected as held for sale and the operating results and cash flows as discontinued operations. Corresponding reclassifications have been made to the prior period presentations.

        Through our wholly-owned subsidiary, Presque Isle Downs, Inc. the Company commenced slot machine gaming operations at Presque Isle Downs & Casino on February 28, 2007, and commenced live thoroughbred horse racing with parimutuel wagering on September 1, 2007. Presque Isle Downs consists of a clubhouse with 2,000 slot machines, fine and casual dining, bars, a one-mile racetrack, grandstand, barns, paddock and administration building and parimutuel wagering on races simulcast from other facilities. During September 2007, we completed 25 racing dates as approved by the Pennsylvania Racing Commission. We expect that Presque Isle Downs will generate significant revenues and profits and substantially diversify our operations.

        On October 19, 2007, Mountaineer opened 37 poker tables (increased to 40 in 2008) and on December 20, 2007 opened 50 table games (increased to 55 in 2008). The poker tables are located in the facility's Grandstand, and the table games are located in the Speakeasy Gaming Saloon (connected to our hotel) as well as the Grandstand.

        On February 9, 2007, Speakeasy Gaming of Las Vegas, Inc., our wholly-owned subsidiary, and Mandekic Companies, LLC entered into a Purchase and Sale Agreement providing for the sale of the Ramada Inn and Speedway Casino ("Speedway") for $18.175 million in cash. On May 1, 2007, Mandekic Companies, LLC assigned the Purchase and Sale Agreement to MAST Gaming, LLC, which subsequently assigned it to its affiliate, Ganaste, LLC. On January 11, 2008, Speakeasy Gaming of Las Vegas, Inc. completed the sale of its Speedway Casino's real property in North Las Vegas, NV to Ganaste, LLC. In order to expedite closing, pursuant to agreements dated January 11, 2008 that replaced a February 2007 Purchase and Sale Agreement, the Company agreed to bifurcate the transaction: first, an immediate sale of the real estate to Ganaste LLC, which did not require regulatory approval; and second, the sale of the gaming assets to Lucky Lucy D, LLC upon regulatory approval. Lucky Lucy's sole owner is a shareholder of Ganaste and has recently been found suitable by the Nevada Gaming Commission in an unrelated transaction. Ganaste LLC paid $11.4 million in cash for the real property resulting in a gain on the sale of approximately $2.8 million. Lucky Lucy has agreed to pay $6.775 million for the gaming assets, $2 million of which is to be paid in cash at the closing and the balance of up to $4.775 million subject to an earn out based on the property's gross revenues over the next four years. Pursuant to the agreements, Ganaste must spend at least $3 million on capital improvements over the next three years. The Lucky Lucy transaction with respect to the gaming assets, which is supported by a $650,000 non-refundable deposit, is subject to the approval of the Nevada Gaming Commission and the City of North Las Vegas. Pending regulatory approval and closing of the Lucky Lucy transaction, Speakeasy Gaming of Las Vegas, Inc. will continue to operate the property pursuant to a short-term lease.

        The following table sets forth a reconciliation of net income (loss), a GAAP financial measure, to EBITDA, a non-GAAP measure, for the years ended December 31.

	2007	2006
	(in thousands)
Continuing Operations:
MTR Gaming Group—(Consolidated):
Net (loss) income	$(6,278)	$7,836
Interest expense, net of interest income and minority interest	34,728	15,502
(Benefit) provision for income taxes, net of minority interest	(2,050)	7,146
Depreciation, net of minority interest	28,637	20,984
Equity in loss of unconsolidated joint venture	234	—
Loss on disposal of property	128	245

EBITDA	$55,399	$51,713

Mountaineer:
Net income	$12,962	$25,917
Interest expense, net of interest income	8,739	8,519
Provision for income taxes	7,158	14,296
Depreciation	15,772	18,958
Loss (gain) on disposal of property	143	(23)

EBITDA	$44,774	$67,667

Las Vegas Speedway:
Net income	$32	$772
Interest expense	389	408
Provision for income taxes	13	419
Depreciation	826	864

EBITDA	$1,260	$2,463

Scioto Downs:
Net loss	$(1,937)	$(4,417)
Interest expense, net of interest income	124	139
Benefit for income taxes	(1,053)	(694)
Depreciation	1,154	847

EBITDA	$(1,712)	$(4,125)

Presque Isle Downs:
Net income (loss)	$8,478	$(1,678)
Interest expense, net of interest income	1,260	—
Provision (benefit) for income taxes	3,453	(736)
Depreciation	10,541	4

EBITDA	$23,732	$(2,410)

Jackson Racing:
Net loss	$(353)	$(226)
Interest expense, net of interest income and minority interest	5	—
Benefit for income taxes, net of minority interest	(190)	(121)
Depreciation, net of minority interest	20	19
Gain on disposal of property	(5)	—

EBITDA	$(523)	$(328)

North Metro:
Net loss	$(378)	$(176)
Interest expense (income), net of interest (income) expense and minority interest	42	(8)
Benefit for income taxes, net of minority interest	(94)	(79)
Depreciation	3	—
Equity in loss of unconsolidated joint venture	234	—

EBITDA	$(193)	$(263)

Corporate:
Net loss	$(25,082)	$(12,356)
Interest expense, net of interest income	24,169	6,444
Benefit for income taxes	(11,337)	(5,939)
Depreciation	321	292
(Gain) loss on disposal of property	(10)	268

EBITDA	$(11,939)	$(11,291)

Discontinued operations:
Binion's Gambling Hall:
Net loss	$(5,081)	$(3,390)
Interest income, net of interest expense	(26)	(11)
Benefit for income taxes	(2,891)	(1,969)
Depreciation	1,916	2,242
Other income	(1,268)	—
Loss (gain) on disposal of property	1,995	(32)

EBITDA	$(5,355)	$(3,160)

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

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

        The following tables set forth information concerning our results of operations by property for continuing operations for the year ended December 31.

	2007	2006
	(in thousands)
Net revenues—Continuing operations:
Mountaineer	$261,385	$292,313
Las Vegas Speedway	10,988	12,010
Scioto Downs	4,562	5,455
Presque Isle Downs	149,858	—
Jackson Racing	3,059	3,244
North Metro	28	—
Corporate	12	12

Consolidated net revenues	$429,892	$313,034

	2007	2006
	(in thousands)
Operating income (loss)—Continuing operations:
Mountaineer(1)	$28,859	$48,732
Las Vegas Speedway	433	1,599
Scioto Downs	(2,866)	(4,972)
Presque Isle Downs(2)	13,191	(2,414)
Jackson Racing	(596)	(385)
North Metro	(356)	(515)
Corporate	(12,250)	(11,851)

Consolidated operating income	$26,415	$30,194

(1)
Mountaineer's operating income for 2007 includes project opening expenses of $2.6 million.

(2)
Presque Isle Downs' operating income (loss) includes project opening expenses of $3.0 million and $2.3 million for 2007 and 2006, respectively.

        Although we experienced an increase in revenues principally because of the opening of Presque Isle Downs, operating margins and profits did not increase correspondingly. This can be attributed to the decline in margins at Mountaineer owing to the impact of new competition on revenue, pre-opening and development expenses related to the opening of Presque Isle Downs and the commencement of poker and table gaming at Mounaineer, and operating inefficiencies at Presque Isle Downs that are inherent in commencement of a new operation, but which we continue to address now that the property has a year of operating history. We expect to further enhance our market penetration and revenue growth as a result of the opening of poker and table games at Mountaineer and cross marketing initiatives between Mountaineer and Presque Isle Downs.

  Mountaineer's Operating Results:

        During the year ended December 31, 2007, net revenues decreased by $30.9 million, or 10.6%, primarily due to a $29.7 million decrease in gaming revenues (net of poker and table games revenues of $2.6 million). Parimutuel commissions and food, beverage and lodging revenues decreased by $0.2 million and $0.9 million, respectively. Revenue from other sources decreased by $0.6 million. Promotional allowances decreased by $0.1 million. Mountaineer's operating margin decreased to 11.0% in 2007 from 16.7% in 2006, a decrease of 34.1%.

        Operating margins at Mountaineer were impacted due to:

  •
  a decrease in gross profit from gaming, parimutuel commissions, food beverage and lodging operations (as discussed below) and other revenue aggregating $14.9 million including $13.4 million from gaming; and

  •
  costs incurred in connection with the opening of table gaming at Mountaineer's facility (discussed below) in the amount of $2.6 million;

  •
  an increase in marketing and promotion costs of $2.7 million consisting of an increase in promotions (VLT, hotel and food) and advertising costs in reaction to increased competition in Pennsylvania and an awareness campaign for table games;

  •
  an increase in general and administrative costs of $2.7 million due principally to higher salaries, wages and benefits ($1.0 million) and increases in professional and outside services, repairs, utilities and West Virginia use tax; and

  •
  a decrease in depreciation expense of approximately $3.2 million.

        A discussion of Mountaineer's key operations follows.

        Gaming Operations.    Revenues from gaming operations decreased by $29.7 million, or 11.5%, to $229.4 million during 2007 compared to 2006. Gross profit from gaming operations decreased by $13.4 million, or 13.0%, during 2007 compared to 2006. Management primarily attributes the decrease in revenue from gaming operations during 2007 to the impact on our market from the opening of gaming operations in Pennsylvania, which share some customer base in Ohio and Pennsylvania. In addition to the opening of Presque Isle Downs, on June 11 2007, The Meadows Racetrack & Casino, a harness racetrack in Washington, Pennsylvania, opened its new slot casino with 1,738 machines. The Meadows is approximately 40 miles southeast of Mountaineer.

        During the year ended December 31, 2007, Mountaineer's average daily net win per machine decreased by 12.2% to $194 compared to $221 during 2006. A summary of video lottery gross wagers, less winning patron payouts at Mountaineer for the years ended December 31 were as follows.

	2007	2006
	(in thousands)
Total gross wagers	$2,480,719	$2,876,960
Less winning patron payouts	(2,253,847)	(2,617,863)

Gaming revenues	$226,872	$259,097

        On October 19, 2007, Mountaineer introduced 37 poker tables (subsequently increased to 40 poker tables), and opened 50 banked table games (blackjack, craps and roulette) on December 20, 2007 (subsequently increased to 55 table games). The poker tables are located in the facility's Grandstand, and the table games are located in the Speakeasy Gaming Saloon (connected to our hotel) as well as the Grandstand. There are no statutory limits on the size of wagers or number of games. Gaming taxes are assessed at the rate of 35%. Poker and table games generated gaming revenues of approximately $0.8 million and $1.8 million, respectively since opening in 2007 until December 31, 2007. We believe the implementation of table games at Mountaineer will enhance its competitive position by drawing new customers and driving increased play from our existing customers, which may contribute to Mountaineer's gaming revenue growth and further development as a destination resort. Furthermore, table gaming at Mountaineer will also help distinguish our product from slot machines in local bars and clubs and slot machine operations in Pennsylvania. Additionally, with the commencement of table gaming, Mountaineer expanded its hours of operation to twenty-four hours perday, seven days per week, which we believe will also drive additional revenue. The net effect of the implementation of table games and continued competition of slot operations in Pennsylvania is not known. In addition, the continued volatility of fuel costs could impact revenue growth.

        Overall, the decrease in revenues from gaming operations during 2007 resulted in a $16.8 million decrease in gaming taxes and assessments. Additionally, gaming salaries and benefits increased $0.5 million principally as a result of the addition of table games staffing.

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

        Parimutuel commissions for Mountaineer, detailing gross handles less patron payouts and deductions, for years ended December 31 were as follows:

	2007	2006
	(in thousands)
Import simulcast racing parimutuel handle	$18,028	$19,308
Live racing pari-mutuel handle	9,383	10,957
Less patrons' winning tickets	(21,636)	(23,864)

	5,775	6,401
Revenues—export simulcast	12,066	11,838

	17,841	18,239
Less:
State and county parimutuel tax	(452)	(469)
Purses and Horsemen's Association	(7,937)	(8,073)

Revenues—parimutuel commissions	$9,452	$9,697

        The decrease in live and import simulcast racing handle is due principally to six fewer race days as compared to 2006 as a result of more severe weather conditions in 2007 and decreased attendance resulting from the ability of patrons to place parimutuel wagers via telephone and the Internet.

        Effective in July 2005, West Virginia legislation established a requirement that the racetracks reallocate 7% of the previous 15.5% (i.e. nearly half) of the net win from gaming operations that is contributed into the Horsemen's Purse Fund into a Workers Compensation Debt Reduction Fund until the aggregate allocations of all racetracks reach $11.0 million annually. In the event a racetrack reaches its excess net terminal income before the $11.0 million is reached annually, the reallocation becomes 4% of the then applicable 9.5% contributed into the Horsemen's Purse Fund. In addition, this legislation requires that racetracks reallocate 1.5% of the net win contributed into the Horsemen's Purse Fund into Thoroughbred and Greyhound Breeding Development Funds using specified criteria. Unlike the 1/2% increase in the amount of net win from slot operations that must be contributed into the Employee Pension Fund, this change in the law does not represent an increase in the effective tax rate, but rather a reallocation of the amounts that were already required to be paid. A reduction in purses for live racing could have an impact on Mountaineer's ability to attract high quality racehorses and the wagering public's interest in live racing.

        Live racing and import simulcast may continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or growth in the utilization of telephone and/or Internet wagering).

        Food, beverage and lodging operations.    Revenues from food, beverage and lodging operations decreased by $0.5 million during 2007 compared to 2006, and gross profit from these operations decreased by $1.1 million, or 17.2%. The decrease in revenues resulted from a decrease in patron traffic and the decrease in gross profit resulted primarily from increased food costs, compensation and benefits and utilities costs.

        The average daily room rate for the Grande Hotel decreased to $62.44 during 2007 from $71.63 during 2006, but the average occupancy rate increased to 76.4% from 74.8% during the same periods, respectively. The average occupancy and daily room rates reflect marketing campaigns designed to increase player loyalty and combat increased competition from the commencement of gaming operations in Pennsylvania. We expect the commencement of table gaming to increase hotel occupancy and permit us to increase room rates.

        Other operations:    Other operating revenues for 2007 were primarily derived from special events at The Harv and Convention Center; from the operations of the Spa, Fitness Center, retail outlets and golf course; from the sale of programs, admission fees, and lottery tickets; and from check cashing and ATM services. Mountaineer earned other revenues of $6.2 million for 2007 and $6.8 million for 2006.

  Presque Isle Downs' Operating Results:

        Presque Isle Downs commenced slot machine gaming operations on February 28, 2007 and commenced live thoroughbred horse racing with parimutuel wagering on September 1, 2007. During September 2007, we completed 25 race dates as approved by the Pennsylvania Racing Commission. From its opening through December 31, 2007, Presque Isle Downs earned net revenues of $149.9 million, including gaming revenues of $141.5 million (average daily net win per machine of $231). The facility generated operating income of $13.2 million, inclusive of project opening costs of $3.0 million, marketing and promotion costs of $6.0 million, general and administrative expenses of $13.8 million and depreciation of $10.5 million.

  Las Vegas Speedway's Operating Results:

        Las Vegas Speedway's revenue declined 8.5% during 2007 resulting primarily from a decrease in revenue from gaming operations of approximately $0.9 million. The operating margin decreased to 3.9% from 13.3% from the same period a year ago. The decrease in operating margin was due to the revenue decline and increased marketing and general and administrative expenses.

        On February 9, 2007, Speakeasy Gaming of Las Vegas, Inc., our wholly-owned subsidiary, and Mandekic Companies, LLC entered into a Purchase and Sale Agreement providing for the sale of the Ramada Inn and Speedway Casino ("Speedway") for $18.175 million in cash. On May 1, 2007, Mandekic Companies, LLC assigned the Purchase and Sale Agreement to MAST Gaming, LLC, which subsequently assigned it to its affiliate, Ganaste, LLC. On January 11, 2008, Speakeasy Gaming of Las Vegas, Inc. completed the sale of its Speedway Casino's real property in North Las Vegas, NV to Ganaste, LLC. In order to expedite closing, pursuant to agreements dated January 11, 2008 that replaced a February 2007 Purchase and Sale Agreement, the Company agreed to bifurcate the transaction: first, an immediate sale of the real estate to Ganaste LLC, which did not require regulatory approval; and second, the sale of the gaming assets to Lucky Lucy D, LLC ("Lucky Lucy") upon regulatory approval. Lucky Lucy's sole owner is a shareholder of Ganaste and has recently been found suitable by the Nevada Gaming Commission in an unrelated transaction. Ganaste LLC paid $11.4 million in cash for the real property resulting in a gain on the sale of approximately $2.8 million. Lucky Lucy has agreed to pay $6.775 million for the gaming assets, $2 million of which is to be paid in cash at the closing and the balance of up to $4.775 million subject to an earn out based on the property's gross revenues over the next four years. The Lucky Lucy transaction with respect to the gaming assets, which is supported by a $650,000 non-refundable deposit, is subject to the approval of the Nevada Gaming Commission and the City of North Las Vegas. Pending regulatory approval and closing of the Lucky Lucy transaction, Speakeasy Gaming of Las Vegas, Inc. will continue to operate the property pursuant to a short-term lease.

  Scioto Downs' Operating Results:

        The operating results for Scioto Downs include simulcasting, which is operated year-round, and live harness racing, which is conducted from early May through mid-September, as well as food and beverage operations. During 2007, Scioto Downs scheduled 80 live racing dates, the same number of race days as in 2006. The property's net revenues decreased by $0.9 million during 2007 as compared to 2006, principally as a result of the declining racing handle. The operating loss for 2007 decreased by approximately $2.1 million as compared to 2006 as a result of payments of $3.0 million in 2006 to support a slot machine referendum in Ohio, revenue declines offset in part by other expense reductions. We continue to view Scioto as a significant source of future revenue and profit in the event slot machines or other alternative forms of gaming are approved for Ohio's racetracks, which is speculative.

        During 2008, per an agreement between Scioto Downs and Beulah Park, the other racetrack in Columbus, Ohio, Scioto will operate its simulcasting from January 1, 2008 through January 6, 2008 and May 4, 2008 through October 18, 2008. During the remaining periods Scioto Downs' simulcasting will be closed and Beulah Park will operate its simulcasting. Similarly, when Scioto is open for live racing and simulcasting, Beulah Park will be closed. This change is expected to generate annual cost savings of up to approximately $200,000 for Scioto Downs.

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

        During 2007, we earned $3.1 million of revenues and experienced an operating loss of $0.6 million including minority interest.

  North Metro Operating Results:

        In April 2007, North Metro obtained $41.7 million of financing that is without recourse to us and commenced construction of the harness racetrack and card room, and is required to complete 50 days of live racing and commence card room operations no later than July 1, 2008 in accordance with its financing agreement. Upon execution of the non-recourse financing obtained by North Metro, we concluded that North Metro was no longer a variable interest entity in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") and subsequent revision FIN 46R. Therefore, effective April 30, 2007, we deconsolidated North Metro and applied the equity method of accounting to our investment in North Metro in accordance with FIN 46. Prior to April 30, 2007, the operations of North Metro Harness were consolidated as part of our operating results, net of minority interest. Through April 30, 2007, MTR-Harness incurred an operating loss of $321,000 and recorded minority interest of $144,000. Since this time through December 31, 2007, MTR-Harness recorded $234,000 of equity in loss of an unconsolidated joint venture.

  Corporate and Pre-Opening Costs:

        During the year ended December 31, 2007, corporate and pre-opening costs increased by $4.0 million, or 29.2%, to $17.5 million compared to 2006. The increase in expenses was primarily due to:

  •
  an increase in costs of $2.6 million and $0.7 million related to the pre-opening activities of table games at Mountaineer and the development and pre-opening Presque Isle Downs;

  •
  an increase in compensation and benefits of approximately $1.1 million;

  •
  an increase of $0.9 million related to stock-based employee compensation;

  •
  an increase of $0.4 million related to other strategic development costs, primarily related to the sale of Las Vegas Speedway and Binion's; offset by

  •
  a decrease of $0.4 million related to insurance costs;

  •
  a decrease of $0.4 million related to the development of Presque Isle Downs;

  •
  a decrease of $0.3 million related to our efforts in 2006 to participate in a stand-alone casino in Pittsburgh;

  •
  a decrease of $0.4 million in costs incurred in 2006 in consideration of a management buyout proposal.

  Depreciation Expense:

        During 2007, depreciation expense increased by $7.7 million compared to 2006, primarily due to the opening of Presque Isle Downs. Presque Isle Downs' depreciation increased $10.4 million. This increases was partially offset by a decrease in Mountaineer's depreciation of $3.2 million. We expect depreciation expense to continue to increase into 2008 as a result of the completion of the various construction phases of Presque Isle Downs.

  Interest:

        The increase in interest expense, net of interest income, of $19.3 million in 2007 compared to 2006 is primarily attributable to the increased borrowings under the Senior Subordinated Notes (May 2006), equipment financing for Presque Isle Downs and borrowings under our credit facility, as well as decreases in capitalization of interest related to the construction of Presque Isle Downs. Interest capitalized during 2007 was $2.2 million compared to $6.0 million during the same period of 2006. We expect interest expense to continue to increase into 2008 as a result of additional funds borrowed in connection with the completion of Presque Isle Downs' construction and certain other capital expenditures and modifications to our credit agreement including increased interest rates and loan fees. Additionally, we incurred $0.6 million of incremental amortization of deferred finanancing fees (included in interest expense) principally associated with our senior subordinated notes and the amendment to our credit facility.

        The decrease in interest income during 2007 resulted from the utilization of funds from, and corresponding decline in interest earned on, proceeds from the 9% senior subordinated notes.

  Provision for Income Taxes:

        The income tax benefit in 2007 was computed based on an effective federal income tax rate of 30.5%, plus applicable state income tax provision (benefit), if any, associated with the operations of Presque Isle Downs and interest expense related to uncertain tax positions in income tax expense, as compared to a provision for income taxes of 54.5% in 2006. The effective income tax rates are reflective of permanent non-deductible expenses. During 2007, we recognized interest expense related to uncertain tax positions of approximately $234,000 (net of deferred income taxes).

  Discontinued Operations:

  Binion's Operating Results:

        As previously discussed, we entered into a Stock Purchase Agreement with TLC Casino Enterprises, Inc. to sell 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owns and operates Binion's Gambling Hall & Hotel, and Speakeasy Fremont Experience Operating Company. Following the expiration of the early termination right contained in the agreement on September 28, 2007, TLC Casino Enterprises provided us with a notice of its intent to proceed with the purchase. Accordingly, Binion's assets and liabilities have been reflected as held for sale in our consolidated balance sheets and its operating results and cash flows have been reflected as discontinued operations. In addition, we have recorded a loss of $2.0 million to adjust the carrying value of Binion's assets to the anticipated proceeds, less costs to sell. The sale was completed on March 7, 2008. The purchase price paid by TLC Casino Enterprises, Inc. was $32.0 million in cash. The transaction was subject to purchase price adjustments based on changes in net working capital, certain capital expenditures between execution and closing and due to current market conditions, and a $3.5 million working capital adjustment which remained in Binion's upon closing. Net cash owed to the Company at closing was approximately $28.5 million.

        During 2007, net revenues earned from Binion's of $59.8 million were comparable to 2006, although gaming revenues and other revenues declined by $0.5 million and $0.2 million respectively and were offset in part by increases in food, beverage and lodging revenues of $0.7 million. During 2007, Binion's experienced an operating loss of $7.3 million which includes approximately $0.8 million of unemployment tax, which the State of Nevada had failed to assess because of its error in determining the applicable tax rates, compared to an operating loss of $5.4 million in 2006. As a result of classifying Binion's as held for sale, we discontinued recording depreciation in October 2007.

        Additionally, in the first quarter of 2007, Binion's received approximately $1.3 million as a cash distribution (in lieu of common stock) for its interest as a member (policyholder) in a mutual insurance company that converted to a stock corporation and completed a successful public offering.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

        The following tables set forth information concerning our results of operations by property for continuing operations for the year ended December 31.

	2006	2005
	(in thousands)
Net revenues—Continuing operations:
Mountaineer	$292,313	$284,187
Las Vegas Speedway	12,010	10,830
Scioto Downs	5,455	5,812
Presque Isle Downs	—	—
Jackson Racing	3,244	170
North Metro	—	—
Corporate	12	12

Consolidated net revenues	$313,034	$301,011

	2006	2005
	(in thousands)
Operating income (loss)—Continuing operations:
Mountaineer	$48,732	$42,904
Las Vegas Speedway	1,599	484
Scioto Downs	(4,972)	(2,190)
Presque Isle Downs	(2,414)	—
Jackson Racing	(385)	(130)
North Metro	(515)	(81)
Corporate	(11,851)	(12,564)

Consolidated operating income	$30,194	$28,423

        Although we experienced an increase in revenues, operating margins did not increase correspondingly. This can be attributed to the pre-opening and development expenses for Presque Isle Downs and payments to support a slot referendum in Ohio for Scioto Downs. Looking forward, we opened the clubhouse for gaming at Presque Isle Downs on February 28, 2007, which we expect will diversify and enhance our results of operations. Additionally, we expect to further enhance our market penetration and revenue growth as a result of the recently-passed table gaming law in West Virginia.

  Mountaineer's Operating Results:

        During the year ended December 31, 2006, net revenues increased by $8.1 million, or 2.9%, primarily due to a $7.2 million increase in gaming revenues. Parimutuel commissions increased by $0.5 million and food, beverage and lodging revenues increased by $0.9 million, while revenue from other sources decreased by $0.3 million. Promotional allowances increased by $0.2 million. Mountaineer's operating margin increased to 16.7% in 2006 from 15.1% in 2005, an increase of 10.6%.

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

        A discussion of Mountaineer's key operations is as follows.

        Gaming Operations.    Revenues from gaming operations increased by $7.2 million, or 2.8%, to $259.1 million during 2006 compared to 2005. Gross profit from gaming operations increased by $5.0 million, or 5.2%, during 2006 compared to 2005. Management attributes the increase in revenue from gaming operations to our ongoing targeted marketing campaigns and the introduction of new game themes and enhanced slot products to further differentiate Mountaineer's slot product when compared to the competition. In July 2006, the West Virginia Lottery began participating in a multi-state progressive "Ca$hola" game, which provides jackpots in excess of $1 million. We currently have 25 slots dedicated to this new game and we believe growth of this game will further differentiate Mountaineer's slot product from limited video lottery terminals in local bars and clubs, which, as a practical matter, will not be able to participate because of the limitation on the number of machines they operate.

        During the year ended December 31, 2006, Mountaineer's average daily net win per machine increased by 3.3% to $221 compared to $214 during 2005. A summary of video lottery gross wagers, less winning patron payouts at Mountaineer for the years ended December 31 were as follows.

	2006	2005
	(in thousands)
Total gross wagers	$2,876,960	$2,819,070
Less winning patron payouts	(2,617,863)	(2,567,135)

Gaming revenues	$259,097	$251,935

        On March 8, 2007, the West Virginia legislature passed a bill, which the Governor signed on March 21, 2007, that provides for local referenda by which each of the four West Virginia counties having racetracks may authorize table gaming at that county's racetrack. Therefore, the law is subject to county referendum and its implementation may be subject to successful resolution of expected legal challenges to the constitutionality of the law. Management believes that table gaming at Mountaineer could increase its market penetration, which may contribute to Mountaineer's gaming revenue growth and further development as a destination resort. Mountaineer plans to add approximately 50 table games and 40 poker tables.

        However, the commencement of gaming operations in Pennsylvania may have a negative impact on Mountaineer's growth, depending on the location of the gaming facilities and the timing of their openings. The net effect of the implementation of table games at Mountaineer and new competition upon commencement of slot operations in Pennsylvania is not known. In addition, the continued volatility of fuel costs and general economic conditions could impact Mountaineer's revenue growth.

        Effective in July 2005, West Virginia legislation increased the portion of the racetracks' net win that is contributed into the Employee Pension Fund from 1/2% to 1%, which is applied to the net win until the racetrack reaches its Excess Net Terminal Income threshold. For Mountaineer, the threshold is fixed at approximately $160.0 million.

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

        Parimutuel commissions for Mountaineer, detailing gross handles less patron payouts and deductions, for years ended December 31 were as follows:

	2006	2005
	(in thousands)
Import simulcast racing parimutuel handle	$19,308	$20,416
Live racing parimutuel handle	10,957	11,535
Less patrons' winning tickets	(23,864)	(25,173)

	6,401	6,778
Revenues—export simulcast	11,838	10,361

	18,239	17,139
Less:
State and county parimutuel tax	(469)	(457)
Purses and Horsemen's Association	(8,073)	(7,555)

Revenues—parimutuel commissions	$9,697	$9,127

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

        Effective in July 2005, West Virginia legislation established a requirement that the racetracks reallocate 7% of the previous 15.5% (i.e. nearly half) of the net win from gaming operations that is contributed into the Horsemen's Purse Fund into a Workers Compensation Debt Reduction Fund until the aggregate allocations of all racetracks reach $11.0 million annually. In the event a racetrack reaches its excess net terminal income before the $11.0 million is reached annually, the reallocation becomes 4% of the then applicable 9.5% contributed into the Horsemen's Purse Fund. In addition, this legislation requires that racetracks reallocate 1.5% of the net win contributed into the Horsemen's Purse Fund into Thoroughbred and Greyhound Breeding Development Funds using specified criteria. Unlike the 1?2% increase in the amount of net win from slot operations that must be contributed into the Employee Pension Fund, this change in the law does not represent an increase in the effective tax rate, but rather a reallocation of the amounts that were already required to be paid. A reduction in purses for live racing could have an impact on Mountaineer's ability to attract high quality racehorses and the wagering public's interest in live racing.

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

  Las Vegas Speedway's Operating Results:

        Las Vegas Speedway's revenue growth of 10.9% during 2006 resulted primarily from gaming operations and food and beverage. During the same period, the operating margin increased to 13.3% from 4.5% from the same period a year ago. The increase in operating margin was due in part to revenue growth and by increased operational efficiencies.

  Scioto Downs' Operating Results:

        The operating results for Scioto Downs include simulcasting, which is operated year-round, and live harness racing, which is conducted from early May through mid-September, as well as food and beverage operations. While the property's net revenues decreased slightly during 2006 compared to 2005, Scioto's operating losses increased significantly due to payments in the aggregate amount of $3.1 million to support a slot referendum in Ohio to permit the operation of slot machines at the state's racetracks. During 2006, Scioto Downs' live racing dates decreased from 93 to 80 days.

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

  Corporate and Pre-Opening Costs:

        During the year ended December 31, 2006, corporate and pre-opening costs increased by $1.3 million, or 10.6%, to $13.7 million compared to 2005. The increase in expenses was primarily due to:

  •
  an increase in costs of $1.4 million related to the development and pre-opening activities of Presque Isle Downs; and

  •
  additional costs of $0.5 million incurred for legal, financial advisory and board of directors fees in connection with a Special Committee of the Board of Directors', previously established to consider a management buyout proposal and other strategic development costs, offset by

  •
  decreased costs of $0.5 million related to executive salaries and bonus.

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

  Discontinued Operations:

  Binion's Operating Results:

        Prior to March 10, 2005, revenues earned from Binion's consisted of guaranteed payments received under a joint operating agreement with Harrah's, which began with our acquisition of the property on March 11, 2004. On March 10, 2005, we took over the property's operations and these guaranteed payments ended.

        During the year ended December 31, 2006, revenues earned from Binion's consisted of $43.3 million from gaming operations, $19.4 million from food, beverage and lodging operations and $1.7 million from other sources, offset by promotional allowances of $4.6 million. During this same period, Binion's experienced an operating loss of $5.4 million, which corresponded primarily to the shortfall in revenues, and included general and administrative expenses of $18.6 million (including ground lease payments of $6.7 million), marketing and promotions expense of $3.0 million and depreciation of $2.2 million. During 2005, which included two months during which we received $0.4 million of guaranteed payments regardless of the property's operating results, the operating loss was $1.1 million.

Cash Flows

        Our operating activities produced $14.9 million in cash flow during the year ended December 31, 2007, compared to $42.1 million during 2006. Current year non-cash expenses included $31.6 million of depreciation and amortization, $1.0 of stock compensation expense and $0.9 million of deferred compensation. Included in cash flows from operations in 2007 was $1.4 million produced by discontinued operations as compared to $5.0 for 2006.

        Net cash used in investing activities was $146.7 million during 2007 compared to $162.3 million during 2006. In 2007, we invested $86.9 million in property and equipment and other capital improvements (including the construction of Presque Isle Downs), exclusive of $6.8 million financed by capital lease obligations, compared to $141.4 million in 2006. During 2007, we also paid $50.0 million to the Commonwealth of Pennsylvania for Presque Isle Downs' $50 million slot license fee and incurred certain other license costs. In addition we purchased an off-track wagering facility for $7.1 million and paid $8.0 million into a Rabbi Trust in accordance with the provisions of the previous employment agreement with our Chief Exective Officer. During 2006, we invested $12.7 million of remaining proceeds from the 9% senior subordinated notes in government money market funds on a short-term basis and then used the principal and interest for the development and construction on Presque Isle Downs during 2007. Included in cash flows from investing activities in 2007 was $1.6 million provided by discontinued operations as compared to $3.3 million for 2006.

        Net cash provided by financing activities was $144.0 million during 2007 compared to $119.2 million during 2006. During 2007 we had borrowings of $158.5 million from our credit facility and equipment financing arrangements. In addition, we paid $7.8 million for financing fees associated with an amendment to increase the credit facility and the related consents of the holders of our senior notes and senior subordinated notes. On May 25, 2006, we consummated the private sale of $125 million of 9% senior subordinated notes, of which $38.5 million was used to repay all outstanding borrowings under our credit facility. In addition, we paid $5.5 million of financing fees during 2006 and had borrowings of $18.5 million from our credit facility prior to its repayment and $19.7 million from promissory notes related to Presque Isle Downs. Included in cash flows from financing activities was $0.1 million used by discontinued operations in 2007 and 2006

Liquidity and Sources of Capital

        We had a working capital deficit of $1.7 million as of December 31, 2007, and our unrestricted cash balance amounted to $31.0 million. The working capital deficit includes $4.2 million of construction related liabilities and net liabilities held for sale of $1.7 milion. We anticipate that the operation of poker and table games at Mountaineer, which commenced October 19, 2007 and December 20, 2007, respectively, and the anticipated impact of these new offerings on Mountaineer's slot machines, hotel, food and beverage and other departments, will provide additional funds for working capital needs. In addition, during 2008 the Company has completed the sale of the real property of the Ramada Inn and Speedway Casino and the sale of the stock of Speakeasy Gaming of Fremont which owns and operates Binion's Gambling Hall & Hotel. The sale of these assets provided additional funding of approximately $39 million of which $27.6 million was used for repayment of debt and the remaining amounts will be used for operations.

        At December 31, 2007, the balances in bank accounts owned by Mountaineer's horsemen, but to which we contribute funds for racing purses, exceeded our purse payment obligations by $2.2 million. This amount is available for payment of future purse obligations at our discretion and in accordance with the terms of its agreement with the HBPA. We also earn the interest on balances in these accounts.

        On May 25, 2006, we consummated the private sale of $125 million of 9% senior subordinated notes pursuant to SEC Rule 144A. We subsequently exchanged the notes for registered notes on

December 27, 2006. The net proceeds after fees and expenses were $123.2 million, of which $38.6 million was used to repay all outstanding borrowings, including accrued interest, under the Fourth Amended and Restated Credit Agreement. The remaining proceeds were utilized to finance construction of Presque Isle Downs or for general corporate purposes. The remaining net proceeds totaled $12.7 million at December 31, 2006 and were invested in government money market funds on a short-term basis.

        On September 22, 2006, we entered the Fifth Amended and Restated Credit Agreement with Wells Fargo Bank, NA. This credit agreement replaced the Fourth Amended and Restated Credit Agreement, as amended, which was entered into on December 27, 2005.

        The Fifth Amended and Restated Credit Agreement provided a five-year maturity and consisted of a senior secured reducing revolving credit facility in the amount of $105 million (including a commitment, for an increase of the credit facility up to an additional $50 million subject to certain conditions). Of this amount, $60 million was to be available for letters of credit and up to $10 million for short-term funds under a "swing line" facility.

        The Fifth Amended and Restated Credit Agreement bore interest based, at our option, on either the agent bank's base rate or LIBOR, in each case plus a margin that is based on our leverage ratio at the time, which will range from 100 to 212.5 basis points for the base rate loans and 175 to 287.5 basis points for the LIBOR loans. The Fifth Amended and Restated Credit Agreement also modified certain covenants that were included in the Fourth Amended and Restated Credit Agreement to reflect among other things, the issuance of the senior subordinated notes. We must also pay a quarterly non-usage commitment fee which is based upon the leverage ratio. The Fifth Amended and Restated Credit Agreement also contains covenants that restrict our ability to make investments, incur additional indebtedness, incur guarantee obligations, pay dividends, create liens on assets, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates.

        On June 19, 2007, we entered into the First Amendment to the Agreement. The First Amendment among other things (i) provided for an increase of the aggregate commitment (as defined in the Agreement) from $105.0 million to $155.0 million; (ii) increased the maximum permitted expansion capital expenditures for our Presque Isle Downs facility from $256.0 million to $296.0 million; and (iii) increased the permitted investments in MTR-Harness, Inc. from $12.5 million to $15 million.

        On March 31, 2008, we entered into the Limited Waiver and Second Amendment to the Fifth Amended and Restated Credit Agreement (the "Agreement"). The Second Amendment among other things (i) provides for a decrease of the aggregate commitment (as defined in the Agreement) from $155.0 million to $125.0 million; (ii) eliminates the LIBOR loan option and establishes the interest rate at prime plus 2.25%; (iii) restricts the amount of additional borrowings unless certain proforma leverage ratios are achieved; (iv) revised the maturity date from September 27, 2011 to March 31, 2010 provided the Senior Notes are fully refinanced; (v) commences commitment reductions on September 30, 2008 versus December 31, 2008; (vi) modifies certain covenants and related definitions and (vii) increases the minimum amount that must be spent on the maintenance of the properties from 1% to 1.5% of the previous years gross revenues. In connection with the Second Amendment the Company paid fees of $2.8 million.

        The credit agreement, as amended, contains customary affirmative and negative covenants that include the requirement that we satisfy, on a consolidated basis, specified quarterly financial tests. At December 31, 2007, the Company was not in compliance with certain of the financial covenants included in the credit agreement. In conjunction with the Second Amendment the Company received a limited waiver of the noncompliance as of December 31, 2007. The Company anticipates that it will be in compliance during 2008 with the amended covenants (per the Second Amendment), based upon the revisions to the covenants, elimination of non-recurring costs incurred in 2007 such as preopening expenses, sale of Binion's and the exclusion of Binion's operating results for covenant calculation purposes, inclusion of poker and table gaming operations for a full year and inclusion of the operating results for Presque Isle Downs for a full year.

        The amount that may be borrowed under the credit agreement is subject to debt incurrence tests provided by the Second Amendment and the indentures governing our senior unsecured notes and senior subordinated notes. Prior to entering into the First Amendment, we obtained the required consents from the holders of our senior notes and senior subordinated notes to amend the indentures governing the senior notes and senior subordinated notes. The amendment to the indentures increased the permitted debt "basket" (i.e. the amount we may borrow whether or not we satisfy the debt incurrence tests) for debt incurred under our credit facility from $85.0 million to $135.0 million. We paid a consent fee equal to $7.50 and $20.00 per $1,000 of principal to the holders of the senior notes and senior subordinated notes, respectively, or an aggregate of $3.4 million. Commencing in the second quarter of 2008 and until the senior subordinated notes are no longer outstanding, we may be required to pay additional consent fees to the holders of our senior subordinated notes if we do not satisfy certain quarterly financial ratios. If we do not meet these ratios, we would be required to pay additional consent fees of $5.00 per $1,000 of principal to the holders of the senior subordinated notes per quarter.

        In order to borrow an amount in excess of the amended permitted debt basket under the indentures, we must either satisfy the debt incurrence tests provided by the indentures governing the senior unsecured notes and senior subordinated notes or obtain the prior consents of the holders of at least a majority in aggregate principal amount of those notes that are not owned by the Company or any of its affiliates.

        Obligations under the credit agreement are guaranteed by each of our operating subsidiaries. Borrowings under the credit agreement and the subsidiary guarantees are secured by substantially all of our assets and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees.

        The credit agreement, as amended, likewise requires us, prior to October 1, 2009, to refinance our senior unsecured notes with other unsecured indebtedness on terms and conditions acceptable to our senior secured lenders.

        As of December 31, 2007, there was $143.4 million outstanding under the credit agreement. In addition, letters of credit for approximately $1.6 million were outstanding. Borrowings during 2007 included $50 million for the Presque Isle Downs slot license fee. Upon payment of this fee, the previously issued $50 million slot license fee letter of credit for the benefit of the Commonwealth of Pennsylvania was returned. There were no amounts outstanding under the credit agreement at December 31, 2006. In March 2008, the Company applied the net proceeds from the sale of the stock of Speakeasy Gaming of Fremont (Binion's Gambling Hall & Hotel) of $27.6 million to the outstanding balance of the credit agreement.

        As previously discussed, our senior unsecured notes and the senior subordinated notes restrict the amount of additional borrowings, including borrowings under the credit agreement, to $135 million, exclusive of certain amounts separately identified for equipment and other financing, unless the specified debt incurrence tests are satisfied.

        During 2007, Presque Isle Downs issued seven promissory notes in the aggregate principal amount of $29.1 million. The borrowed funds were used to pay for 2,000 slot machines and a player tracking system at Presque Isle Downs. Under the terms of the notes, we are required to make monthly installments of principal and interest (in varying amounts) through October 2010. The interest rates on the notes range from LIBOR plus 3.25% to 8.08% per annum. At December 31, 2007, there was $23.7 million outstanding under the promissory notes. Of the original amounts financed, $19.7 million represented financing of gaming equipment obligations as of December 31, 2006. Accordingly, since we intended and arranged to finance such amounts on a long-term basis, we reflected such amounts as long-term debt at December 31, 2006.

        On November 28, 2007, we re-financed $1.7 million that was outstanding and payable in November 2007 under a promissory note issued in connection with the acquisition of a corporate airplane in 2002. Under the terms of this note we are required to make 59 monthly payments of $24,000 commencing January 15, 2008, which includes interest at 6.28% per annum and a final payment of $643,616. As of December 31, 2007, there was $1.7 million outstanding under the promissory note.

        On September 12, 2007, Mountaineer entered into a capital lease obligation to finance the purchase of surveillance equipment totaling $4.1 million. Mountaineer draws on the capital lease as the surveillance contractor meets milestones set forth in the purchase contract. At December 31, 2007, $3.6 million was drawn under this capital lease. Until the contractor delivers and installs all of the surveillance equipment, Mountaineer only pays interest at LIBOR plus 2.5%. Thereafter, Mountaineer will pay principal and interest over 36 months.

        On August 6, 2007, Mountaineer entered into a capital lease obligation for approximately $1.8 million to finance the purchase of 137 slot machines. The lease agreement requires repayment in 36 monthly installments of $57,618, which includes interest at 7.64% per annum. As of December 31, 2007, there was $1.6 million outstanding under this capital lease obligation.

        In September 2007, Mountaineer entered into a promissory note for $1.4 million to CIT Lending Services Corporation. The funds were used to pay for 120 slot machines. Under the terms of the note, interest is payable monthly beginning on October 1, 2007 and principal is payable in 31-monthly installments of $44,977 beginning on October 1, 2007 through April 1, 2010, with the final installment to include all principal and interest. Interest on the unpaid principal balance is LIBOR plus 3.25% per annum. As of December 31, 2007, there was $1.3 million outstanding under the promissory note.

        The following table provides a summary of our debt obligations, capital lease obligations, operating lease payments, deferred compensation arrangements and certain other material purchase obligations as of December 31, 2007 for continuing operations. This table excludes other obligations that we may have, such as pension obligations.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Contractual cash obligations:
Long-term debt(1)	$426.5	$10.4	$289.0	$126.8	$0.3
Capital lease obligations(2)	5.3	0.6	3.5	1.2	—
Operating leases(3)	3.6	0.9	1.7	1.0	—
Land leases	—	—	—	—	—
Capital expenditures/construction(4)	4.2	4.2	—	—	—
Business combinations	1.8	1.8	—	—	—
Purchase and other contractual obligations	5.4	2.3	2.1	1.0	—
Deferred compensation(5)	10.5	—	10.5	—	—
Minimum purse obligations(6)	67.2	33.6	33.6	—	—
Employment agreements(7)	5.4	4.9	0.5	—	—

Total	$529.9	$58.7	$340.9	$130.0	$0.3

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

(4)
This amount relates principally to the construction of Presque Isle Downs and renovations at Mountaineer Park.

(5)
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

  Capital Expenditures

        During the year ended December 31, 2007, additions to property and equipment and other capital projects for continuing operations aggregated $86.9 million, which included approximately $67.0 million related to the development and construction of Presque Isle Downs. The remaining expenditures included approximately $9.4 million for improvements including renovations for poker and table gaming and approximately $5.3 million for additional gaming and other equipment at Mountaineer. Approximately $3.9 million was expended for improvements and gaming and other equipment at Binion's (discontinued operations). The Company anticipates spending up to approximately $17 million during 2008 on capital expenditures.

  Commitments and Contingencies

        We incurred approximately $292 million to build Presque Isle Downs, which includes land acquisition and construction costs, gaming and operations equipment, licensing fee, pre-opening expenses and all other costs associated with the project. These costs are net of $3.1 million due from the Pennsylvania Horsemen's Benevolent and Protective Association, Inc., which represents 50% of the excess costs incurred to install a synthetic track racing surface above that of a conventional racing surface. Approximately $2.9 million of this amount remains outstanding at December 31, 2007, and is expected to be received in 2008. However, these costs do not reflect anticipated proceeds from the sale of excess real property holdings (we purchased land for two alternative sites for the racetrack and gaming complex and a third site pursuant to a settlement agreement with the owner of an off-track wagering facility that had challenged the issuance of our racing license) or any contributions from the local economic development authority that we believe were contemplated by Pennsylvania's gaming statute.

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

        In connection with planned infrastructure improvements at Presque Isle Downs, we were required to establish an escrow deposit in 2006 for the benefit of the Pennsylvania Department of Transportation of approximately $5 million. Approximately $3.9 million was returned to us during 2007. At

December 31, 2007, the deposit amounted to $1.1 million, which will be returned to us in approximately two years.

        On October 23, 2006, we entered into an agreement to buy out a party to a 2001 agreement, which had allocated 3% of EBITDA from Presque Isle Downs to a development consultant, for $4.2 million. Of this amount, $100,000 was paid on October 27, 2006 and $4.1 million was paid on February 27, 2007.

        On July 26, 2007, pursuant to a preexisting agreement, we purchased the land, building and equipment, as well as the simulcast operations, of an off-track wagering facility in Erie, Pennsylvania for $7.0 million, plus related closing costs and legal fees. We hired certain of the employees and transferred the operations of the off-track wagering facility to Presque Isle Downs, which then commenced simulcast operations on July 27, 2007. We intend to sell the 14-acre site and building that previously housed the off-track wagering facility. In January 2008, we entered into an agreement to sell 2.5 acres associated with this site for $1.125 million. The agreement is subject to the completion of the buyer's due diligence and approval of our compliance committee. However we have not yet actively marketed the sale of the remaining property.

        We have financed development and construction costs of Presque Isle Downs and other capital expenditures with cash flow from operations, borrowings under our credit facility and cash on hand, including the remaining proceeds of our senior subordinated notes, and equipment financing arrangements. At December 31, 2007 approximately $4.2 million of liabilities is outstanding relating to construction and development. We anticipate that this amount and capital commitments for 2008 that are estimated to be approximately $17 million will be financed with cash flow from operations, cash on hand, retained proceeds from the sale of Speedway and amounts available under our credit facility.

        In July 2006, the Pennsylvania Department of Revenue issued temporary regulations interpreting the state's gaming act to require Category 1 licensees to pay a minimum of $10 million annually to local government. In April 2006, a Department spokesman had indicated that the aggregate amount payable to the host county and host municipality would be capped at 4% of gross terminal revenue (net win after payouts to players). We intend to mitigate the impact of this regulation by pursuing agreements with Erie County for the county's investment of part of its local share into infrastructure improvements that we believe will directly or indirectly benefit both the host municipality, Summit Township and Presque Isle Downs. We have already entered into a similar agreement with the Summit Township Industrial and Economic Development Authority ("STIEDA") pursuant to which the Authority has agreed to apply to Erie County for certain grants contemplated by the gaming act, which would be used to fund, initially, up to $14.4 million of agreed upon on- and off-site infrastructure improvements. However, STIEDA has filed litigation against Erie County to force it to make distributions to fund the submitted grant requests. We remain confident, notwithstanding the new regulation, that the distribution scheme as a whole (including the creation of a Horse Racing Development Fund into which all of the state's slot machine licensees will pay a portion of gross terminal revenue, but from which only the Category 1 licensees will receive distributions—80% of which will supplement racing purses), will provide an acceptable return on our investment.

        In October 2004, we acquired 229 acres of real property as alternative site to build Presque Isle Downs, known as the International Paper site. In October 2005, we completed the sale of all but approximately 24 acres of this site to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is managed by the municipality (the "GEIDC"). Although the sales agreement was subject to, among other things, our release (by International Paper Company and the PaDEP) from our obligations under the consent order (as discussed below), we waived this closing condition.

        In connection with the acquisition of the International Paper site, we entered into a consent order with the Pennsylvania Department of Environmental Protection (the "PaDEP") regarding a proposed environmental remediation plan for the site. The proposed plan was based upon a "baseline environmental report" and it was estimated that such remediation would cost approximately $3.0 million. The GEIDC assumed primary responsibility for the obligations under the consent order relating to the property they acquired. GEIDC has agreed to indemnify us from any breach by GEIDC of its obligation under the consent order. However, we have been advised by the PaDEP that we have not been released from liability and responsibility under the consent order. GEIDC has remediated a portion of the site and PaDEP has approved a plan for the remediation of the remainder of the site. We do not have an estimate of the costs anticipated to be incurred by GEIDC for the remediation of the remainder of the site.

        In connection with the acquisition of Binion's, we obtained title to the property and equipment, free and clear of all debts, subject to increase by $5.0 million if, at the termination of the Joint Operating License Agreement, Harrah's achieved certain operational milestones. We do not believe that Harrah's achieved the specified operational milestones and therefore did not pay the $5 million. Legal proceedings were intiated and the parties have agreed in principal to settle this matter for $1.75 million. The previously established accrual of the $5 million as additional purchase price has been reduced to $1.75 million at December 31, 2007. See "Note 8 to our Consolidated Financial Statements" included elsewhere in this report for additional information about this matter.

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

        The construction of North Metro, including furniture, fixtures and equipment, is estimated to cost approximately $62.5 million, $41.7 million of which was separately financed without recourse to us, although we may elect to make additional investments. Through December 31, 2007, we made aggregate capital contributions in North Metro of approximately $12.3 million (exclusive of legal and other fees), including additional capital contributions aggregating $1.3 million that we were required to make in connection with the completion of the $41.7 financing by North Metro. North Metro is required to complete the 50-day live race meet and commence card room operations no later than July 1, 2008 in accordance with its financing agreement.

        In connection with the sale of the Speedway real property on January 11, 2008, the Company entered into a short-term lease (240 days) for the property since the Company will continue to operate Speedway until the remaining gaming assets are sold. The agreement calls for a monthly rental of $70,000. The agreement can be extended for thirty days. Additionally, if the acquisition of the remaining assets is not completed within the initial term of the lease or the purchaser has not assigned its interest under the Asset Agreement to a replacement operator, the Company will have a right of refusal to purchase the property during the three month period following the expiration of the lease.

  Officer Employment Agreement and Deferred Compensation Agreement

        On October 19, 2006, we entered into a two-year employment agreement with our President and Chief Executive Officer, Edson R. Arneault. The two-year term of the employment agreement commenced on January 1, 2007. The employment agreement provides for, among other things, (i) an annual base salary of $1.14 million, (ii) a semi-annual bonus of $50,000, (iii) an annual performance bonus equivalent to a minimum of 75% of the annual base salary and up to 200% of the annual base salary, based on the achievement of certain performance criteria as approved by our Board of Directors, (iv) the payment of health insurance, other employee benefits and certain fringe benefits, and (v) the non-exclusive option to purchase a company-owned residence (for the higher of the fair market value or the Company's net book value).

        Upon the termination of Mr. Arneault's previous employment agreement, any obligations that had been incurred but not paid were paid into a Rabbi Trust by May 1, 2007, including but not limited to the amounts owed under the annual bonus and long-term bonus provisions. During 2007, approximately $8.0 million was paid into the Rabbi Trust.

        The employment agreement provides that if Mr. Arneault's period of employment is terminated by reason of death or physical or mental incapacity, we will continue to pay Mr. Arneault or his estate the compensation otherwise payable to him for a period of two years. If his period of employment is terminated for a reason other than death or physical or mental incapacity or for cause, we will continue to pay Mr. Arneault the compensation that otherwise would have been due him for the remaining period of the employment agreement. If Mr. Arneault's period of employment is terminated for cause, we will have no further obligation to pay him, other than compensation unpaid at the date of termination.

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

        On October 19, 2006, we also entered into an amendment to the deferred compensation agreement with Mr. Arneault dated as of January 1, 1999. The amendment provides that if Mr. Arneault's employment is terminated other than for cause, or if the new employment agreement expires, we will pay the premiums for insurance policies underlying the deferred compensation agreement until Mr. Arneault reaches the age of sixty-five (65). Pursuant to the terms of this agreement, the Company purchased a life insurance policy on Mr. Arneault's life (face amount of $4.3 million and annual premium of $150,000). The owner of the policy is the Company.

        We also entered into various employment agreements during 2007 with other employees.

        We are faced with certain contingencies involving litigation and environmental remediation. These commitments and contingencies are discussed in greater detail in "Item 3. Legal Proceedings" and Note 8 to our Consolidated Financial statements included elsewhere in this report.

        Management believes that our cash balances, cash flow from operations, the net proceeds from the sales of our excess real property holdings in Erie, Pennsylvania, net proceeds from the sales of Binion's and Speedway and availability under our credit facility will be sufficient to cover any capital required to fund maturing debt obligations and any other contemplated capital expenditures and short-term funding requirements for the next twelve months. If we pursue additional expansion projects, we could require additional financing. Additionally, new competition may have a material effect on our revenues, and could have a similar effect on our liquidity. See "Item 1A. Risk Factors—Risks Related to Our Business", for a description of certain circumstances that may affect our sources of liquidity. Additionally, if we seek to acquire new properties, we would likely require additional financing. We may also finance our expansion and capital requirements, to the extent permitted under existing debt agreements, through the public or private sale of equity securities, though we have no current plans to do so.

        In order to borrow additional funds in excess of the amounts permitted under the Second Amendment to the Fifth Amended and Restated Credit Agreement and the amended permitted debt basket of $135 million, the $10 million other permitted indebtedness basket or other forms of financing for which a specific carve-out provision is not provided by the senior notes and senior subordinated notes indentures, we must either satisfy the debt incurrence tests provided by the Second Amendment and the indentures governing the senior unsecured notes and senior subordinated notes or obtain the prior consents of the holders of at least a majority in aggregate principal amount of those notes that are not owned by the Company or any of its affiliates. Currently, our borrowings under the credit facility are limited to a total of $125 million.

        In March 2008, we utilized approximately $27.6 million of the net proceeds from the sale of our Binion's Gambling Hall & Hotel to reduce outstanding obligations under our credit facility. We intend to utilize the net proceeds from the sale of the gaming assets of our Ramada Inn and Speedway Casino, the excess real property holdings and the recently acquired off-track wagering facility in Erie, Pennsylvania for further reduction of those obligations. We retained the net proceeds from the sale of the real property of our Ramada Inn and Speedway Casino for operating purposes.

        Our level of indebtedness and our working capital present other risks to investors, including the possibility that we may be unable to generate cash sufficient to pay the principal of and interest on our indebtedness when due; and that we may not be able to meet tests and covenants of such debt agreements and achieve satisfactory resolution of such non-compliance with the lenders. In such an event, the holders of our indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and proceed against any collateral securing such indebtedness. These actions could limit our ability to borrow additional funds and would likely have a material adverse effect on our business and results of operations. A debt rating downgrade would not impact the terms of borrowings under our Fifth Amended and Restated Credit Facility, the senior unsecured notes or the senior subordinated notes. However, a debt rating downgrade could impact the terms of and our ability to obtain new financing. Additionally, changes in the regulatory environment or restriction on or prohibition of our gaming or racing operations, whether arising out of legislation or litigation, could have a material adverse effect on our liquidity. See "Item 1A. Risk Factors—Risks Related to Our Business" and Note 3 to our Consolidated Financial statements included elsewhere in this report.

        We also cannot assure you that estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds and increased difficulties with respect to our ability to raise such funds. See "Item 1A. Risk Factors—Risks Related to Our Capital Structure."

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

        As of March 28, 2008, there were outstanding options to purchase 1,390,800 shares of our common stock. If all such stock options were exercised, we would receive proceeds of approximately $11.8 million. We utilize the treasury stock method in determining the dilutive effect of outstanding stock options. Our basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

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

        Impairment of Long-Lived Assets and Intangibles.    In accordance with Statement of Financial Accounting Standards "(SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), we reviewed the carrying value of our long-lived assets (including goodwill) whenever events or changes in circumstances indicate that such carrying values may not be recoverable annually. Unforeseen events, changes in circumstances and market conditions and material differences in estimates of future cash flows could negatively affect the fair value of our assets and result in an impairment charge. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties. Fair value can be estimated utilizing a number of techniques including quoted market prices, prices for comparable assets, or other valuation processes involving estimates of cash flows, multiples of earnings or revenues. During 2007, we performed the annual impairment tests of goodwill and indefinite-lived intangible assets. As a result of these tests, it was determined that there was no impairmnent of goodwill or the intangible assets.

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

        Income Taxes.    We account for our income taxes in accordance with SFAS 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income taxes reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance, when determined to be necessary, is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations. A valuation allowance of $782,000 was provided at December 31, 2007 for state deferred tax benefits. The Company and its subsidiaries file a consolidated federal income tax return.

        In July 2006, the Financial Accounting Standards Board ("FASB") issued "Interpretation No. 48, Accounting for Uncertainty in Tax Positions—an Interpretation of SFAS No. 109" ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 effective as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 was recorded in retained earnings. As discussed further in Note 2, the adoption of FIN 48 increased total assets by $582,000 and total liabilities by $986,000, and decreased total shareholders' equity by $404,000.

        Stock-Based Compensation.    Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)"), using the modified-prospective transition method. Under this transition method, results for prior periods have not been restated. We use the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our consolidated statements of operations. The provisions of SFAS 123(R) apply to new stock options granted and stock options outstanding, but not yet vested, on the date we adopted of SFAS 123(R). Stock-based compensation expense recognized during 2007 was $1,046,000 ($680,000 net of tax).

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

        Newly Issued Accounting Standards.    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). The statement defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements and does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Application of SFAS 157 to non-financial assets and liabilities has been deferred to an adoption date of fiscal years beginning after November 15, 2008. The Company does not expect the initial adoption of SFAS 157 to its financial assets and liabilities to have a significantimpact on its consolidated financial position or results of operations.

        In November 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for entities that have equity investments that are not attributable directly to the parent, called noncontrolling interests or minority interests. Specifically, SFAS 160 states where and how to report noncontrolling interests in the consolidated statements of financial position and operations, how to account for changes in noncontrolling interests, and provides disclosure requirements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which SFAS 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is currently evaluating the requirements of SFAS 160 and has not yet determined the impact on its financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. However, with the issuance of the fixed rate senior unsecured notes in March 2003 and senior subordinated notes in May 2006, our exposure to interest rate changes will be limited to amounts which may be outstanding under our $125 million Fifth Amended and Restated Credit Agreement, as amended. (See Liquidity and Sources of Capital).

        Depending upon the amounts outstanding under the Fifth Amended and Restated Credit Agreement as amended, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $1,250,000 (assuming an increase in the principal amount outstanding to $125 million)

        At December 31, 2007, the fair value of our credit facilities and other long-term debt approximates the carrying value, except for our senior unsecured notes and senior subordinated notes for which the fair value was determined based upon market quotes. The aggregate fair value of the senior unsecured notes and senior subordinated notes was $248.1 million at December 31, 2007.

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

        Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. For the reasons discussed in Management's Report they have concluded that our disclosure controls and procedures are not effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized, evaluated and reported within the time periods specified in the SEC's rules and forms.

Management's Report on Internal Control over Financial Reporting

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

        Management conducted an evaluation and assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation and assessment, our management concluded that a material weakness exists in the operations of our internal control over financial reporting as of December 31, 2007, as discussed below.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

        In connection with management's assessment of the Company's internal controls over financial reporting, management has identified a material weakness in controls related to the Company's Consolidated Financial Statement close process specific to not preparing its Consolidated Financial Statements in a timely manner.

        Management has concluded that, as a result of this material weakness, the Company did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria in Internal Control—Integrated Framework issued by COSO.

        Ernst & Young LLP, the independent registered public accounting firm that audited the Company's Consolidated Financial Statements, has issued an attestation report on the Company's internal control over financial reporting. Ernst & Young's attestation report on the Company's internal control over financial reporting is included in this report.

Remediation Action to Address 2007 Internal Control Weakness

        We believe that the material weakness in our internal control over financial reporting indicates a need to refine the operation of internal controls at certain stages of the financial statement close process, including the monthly close of significant operating subsidiaries and preparation of certain consolidated financial statement information. We expect to take additional remedial measures to address the material weakness, as determined appropriate by our Audit Committee with the advice of our management. Any of these additional measures and related changes may significantly affect our internal control over financial reporting.

Changes in Internal Controls

        Except for the preceding discussion relative to the financial statement close process and the following developments regarding table games operations, there were no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        During the fourth quarter of 2007 the Company commenced table games operations (December 20, 2007) at Mountianeer. Mountaineer's operations are subject to the Company's disclosure controls and procedures. The Company has designed and implemented internal controls over these operations including those internal controls that meet the required regulatory requirements of the West Virginia Lottery. We believe these internal controls are designed effectively. However, given the timing of the commencement of these operations the internal controls have not been subjected to testing for operating effectiveness. The table games internal controls will be subject to testing for operating effectiveness during 2008.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MTR Gaming Group, Inc. and Subsidiaries

        We have audited MTR Gaming Group, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MTR Gaming Group, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting and appearing in the accompanying Item 9A Controls and Procedures. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls related to the company's consolidated financial statement close process specific to the inability to prepare its consolidated financial statements in a timely manner. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated April 2, 2008 on those financial statements.

        In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, MTR Gaming Group, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

                      /s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
April 2, 2008

ITEM 9B.    OTHER INFORMATION

        On April 1, 2008, we notified the NASDAQ Stock Market ("NASDAQ") that we were not in compliance with NASDAQ Marketplace Rule 4310(c)(14) since we were unable to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, with the SEC, at which time we indicated to NASDAQ that we would effect such filing as soon as we were able.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information required by this Item will be set forth in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders (our "Proxy Statement") to be filed with the Securities and Exchange Commission no later than April 30, 2008, and is incorporated herein by reference.

        The Company has adopted a code of ethics and business conduct applicable to all directors and employees, including the chief executive officer, chief financial officer and chief accounting officer. The code of ethics and business conduct is posted on the Company's website, http://www.mtrgaming.com (accessible through the "Corporate Governance" caption of the Investor Relations page) and a printed copy will be delivered on request by writing to the corporate secretary at MTR Gaming Group, Inc., c/o corporate secretary, P. O. 358, Chester, West Virginia, 26034. The Company intends to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of its code of ethics and business conduct by posting such information on the Company's website.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required by this Item will be set forth in our Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2008, and is incorporated herein by reference.

ITEM 12.    STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this Item will be set forth in our Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2008, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

        The information required by this Item will be set forth in our Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2008, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information required by this Item will be set forth in our Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2008, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL SCHEDULES.

(a)
Financial Statements (Included in Part II of this report):

(b)
Financial Statements Schedules (Included in Part IV of this report):

Schedule II—Valuation Allowances of the years ended December 31, 2007, 2006, and 2005.

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(c)
Exhibits:

EXHIBIT NO.	ITEM TITLE
3.1	Restated Certificate of Incorporation for Winner's Entertainment, Inc. dated August, 17, 1993 (incorporated by reference to our Form 10-K for the fiscal year ended December 31, 1993).
3.2	Amended By Laws (incorporated by reference to our report on Form 10-Q for the quarter ended September 30, 2007).
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Winner's Entertainment, Inc. dated October 10, 1996 (incorporated by reference to our report on Form 8-K filed November 1, 1996).
4.1	Excerpt from Common Stock Certificates (incorporated by reference to our report on Form 10-K filed March 30, 2001).
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
4.10
Registration Rights Agreement dated May 25, 2006, executed by the Company, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., Speakeasy Gaming of Fremont, Inc., Jackson Racing, Inc. and MTR-Harness, Inc. (incorporated by reference to our report on Form 8-K filed May 26, 2006).
4.11
Supplemental Indenture to Indenture dated March 25, 2003 by and among the Company, certain wholly-owned subsidiaries of the Company (as Guarantors) and Wells Fargo Bank, N.A. (as Trustee) dated June 1, 2007 (incorporated by reference to our report on Form 8-K filed June 4, 2007).
4.12
Supplemental Indenture to Indenture dated May 25, 2006 by and among the Company, certain wholly-owned subsidiaries of the Company (as Guarantors) and Wells Fargo Bank, N.A. (as Trustee) dated June 1, 2007 (incorporated by reference to our report on Form 8-K filed June 4, 2007).
4.13
Supplemental Indenture dated June 15, 2007, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of March 25, 2003 (incorporated by reference to our report on Form 8-K filed June 18, 2007).
4.14
Supplemental Indenture dated June 15, 2007, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of May 25, 2006 (incorporated by reference to our report on Form 8-K filed June 18, 2007).
4.15
Supplemental Indenture dated March 7, 2008, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of March 25, 2003 (filed herewith).
4.16
Supplemental Indenture dated March 7, 2008, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of May 25, 2006 (filed herewith).

10.1	MTR Gaming Group, Inc. 2002 Employee Stock Incentive Plan (incorporated by reference to our report on Form 10-Q for the quarter ended September 30, 2002).
10.2
Agreement dated January 7, 2004 between Mountaineer Park, Inc. and Racetrack Employees Union Local No. 101 [schedules omitted] (incorporated by reference our report on Form 10-Q for the quarter ended March 31, 2004).
10.3
Member Control Agreement of North Metro Harness Initiative, LLC dated as of June 8, 2004 by and among Southwest Casino and Hotel Corp., MTR-Harness, LLC, and MTR Gaming Group, Inc. (incorporated by reference to our report on Form 10-Q for the quarter ended June 30, 2004).
10.4	2004 Stock Incentive Plan (Incorporated by reference to our Proxy Statement filed June 18, 2004).
10.5	2005 Stock Incentive Plan (incorporated by reference to our Proxy Statement filed June 17, 2005).
10.6
Universal Lease Agreement dated December 5, 2005 by and between Jackson Trotting Association, LLC and Jackson County Fairgrounds (incorporated by reference to our report on Form 10-K for the year ended December 31, 2005).
10.7	Employment Agreement dated October 19, 2006, by and between the Company and Edson R. Arneault (incorporated by reference to our report on Form 8-K filed October 24, 2006).
10.8
Second Amendment to Deferred Compensation Agreement dated October 19, 2006, by and between the Company and Edson R. Arneault (incorporated by reference to our report on Form 8-K filed October 24, 2006).
10.9
Purchase and Sale Agreement dated February 9, 2007, by and between Speakeasy Gaming of Las Vegas, Inc. and Mandekic Companies, LLC (incorporated by reference to our report on Form 8-K filed February 14, 2007).
10.10
Agreement dated December 16, 2006 by and between Mountaineer Park, Inc. and Mountaineer Park Horsemen's Benevolent and Protective Association, Inc. (incorporated by reference to our report on Form 10-K filed April 2, 2007).
10.11
Agreement dated February 22, 2007 by and between Presque Isle Downs, Inc. and the Pennsylvania Horsemen's Benevolent and Protective Association Inc. (incorporated by reference to our report on Form 10-K filed April 2, 2007).
10.12
Fifth Amended and Restated Credit Agreement dated September 22, 2006, by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to our report on Form 8-K filed September 27, 2006)
10.13
First Amendment to Fifth Amended and Restated Credit Agreement dated June 19, 2007, by and among the Company, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Company), and Wells Fargo Bank, National Association (incorporated by reference to our report on Form 8-K filed June 22, 2007).
10.14
Second Amendment to Fifth Amended and Restated Credit Agreement dated March 31, 2008 by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (filed herewith).

10.15	Revolving Credit Note dated March 31, 2008, executed by the Company, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc. (filed herewith).
10.16	Stock Purchase Agreement dated June 26, 2007, by and between the Company and TLC Casino Enterprises, Inc. (incorporated by reference to our report on Form 8-K filed June 18, 2007).
10.17	Employment Agreement dated August 15, 2007, executed by the Company and John W. Bittner, Jr. (incorporated by reference to our report on Form 10-Q for the quarter ended September 30, 2007).
10.18	Employment Agreement dated August 15, 2007, executed by the Company and Patrick J. Arneault (incorporated by reference to our report on Form 10-Q for the quarter ended September 30, 2007).
10.19	2007 Stock Incentive Plan (incorporated by reference to our Proxy Statement filed April 30, 2007).
10.20	Asset Purchase and Sale Agreement dated January 11, 2008, by and between the Company and Lucky Lucy D LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.21	Real Property Purchase and Sale Agreement dated January 11, 2008, by and between the Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.22	Master Lease dated January 11, 2008, by and between Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.23	Termination Agreement dated January 11, 2008, by and between Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.24
Amendment dated February 29, 2008, to Stock Purchase Agreement dated June 26, 2007, by and among the Company and TLC Casino Enterprises, Inc. (incorporated by reference to our report on Form 8-K filed March 6, 2008).
14.1	Code of Ethics and Business Conduct of the Company (incorporated by reference to our report on Form 10-K for the year ended December 31, 2003).
14.2	Amendment to the Company's Code of Ethics and Business Conduct (incorporated by reference to our report on Form 8-K filed April 24, 2007).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Certification of Edson R. Arneault pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Edson R. Arneault in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of John W. Bittner, Jr. in accordance with 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MTR GAMING GROUP, INC.
By:	/s/ EDSON R. ARNEAULT Edson R. Arneault Chairman, President and Chief Executive Officer

Date: April 3, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Capacity

/s/ EDSON R. ARNEAULT Edson R. Arneault	Chairman, President and Chief Executive Officer	April 3, 2008
/s/ ROBERT A. BLATT Robert A. Blatt	Director	April 3, 2008
/s/ JAMES V. STANTON James V. Stanton	Director	April 3, 2008
/s/ DONALD J. DUFFY Donald J. Duffy	Director	April 3, 2008
/s/ LC GREENWOOD LC Greenwood	Director	April 3, 2008
/s/ RICHARD DELATORE Richard Delatore	Director	April 3, 2008
/s/ JOHN W. BITTNER, JR. John W. Bittner, Jr.	Chief Financial Officer	April 3, 2008
/s/ KENNETH P. ZERN Kenneth P. Zern	Chief Accounting Officer	April 3, 2008

MTR GAMING GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
MTR Gaming Group, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of MTR Gaming Group, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MTR Gaming Group, Inc. and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, effective January 1, 2007. As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Acconting Standards No. 123(R), Share Based Payment, effective January 1, 2006.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MTR Gaming Group, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2008 expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
April 2, 2008

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$31,045	$21,431
Short-term investments	—	12,657
Restricted cash	560	898
Accounts receivable, net of allowance for doubtful accounts of $92 in 2007 and $89 in 2006	10,062	7,165
Inventories	4,546	2,776
Deferred financing costs	3,203	2,054
Prepaid income taxes	851	—
Deferred income taxes	1,428	899
Other current assets	5,130	3,237
Assets held for sale	3,115	3,284

Total current assets	59,940	54,401
Property and equipment, net	399,288	342,480
Goodwill	2,145	1,492
Other intangibles	71,827	21,206
Deferred financing costs, net of current portion	8,123	7,143
Equity method investment	11,609	—
Deposits and other	26,053	15,802
Assets held for sale	31,977	36,683

Total assets	$610,962	$479,207

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,064	$9,454
Accounts payable—gaming taxes and assessments	9,446	1,094
Accrued payroll and payroll taxes	4,728	2,475
Accrued income tax liability	—	3,866
Accrued interest	6,456	4,182
Other accrued liabilities	11,735	11,202
Construction project liabilities	4,225	15,418
Current portion of long-term debt and capital lease obligations	11,108	6,000
Liabilities held for sale	4,829	6,690

Total current liabilities	61,591	60,381
Long-term debt and capital lease obligations, net of current portion	420,520	271,908
Long-term deferred compensation	10,545	9,684
Deferred income taxes	940	3,849
Liabilities held for sale	4,914	5,021

Total liabilities	498,510	350,843
Minority interest	305	5,380
Commitments and contingencies	—	—
Shareholders' equity:
Common stock, $.00001 par value; 50,000,000 shares authorized; 27,475,260 and 27,505,526 shares issued and outstanding at December 31, 2007 and 2006, respectively	—	—
Paid-in capital	60,478	58,985
Retained earnings	51,724	64,046
Accumulated other comprehensive loss	(55)	(47)

Total shareholders' equity	112,147	122,984

Total liabilities and shareholders' equity	$610,962	$479,207

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Revenues:
Gaming	$379,313	$268,322	$260,213
Parimutuel commissions	15,964	15,827	12,746
Food, beverage and lodging	33,044	26,047	24,767
Other	8,217	7,981	8,168

Total revenues	436,538	318,177	305,894
Less promotional allowances	(6,646)	(5,143)	(4,883)

Net revenues	429,892	313,034	301,011

Operating expenses:
Cost of gaming	235,496	159,654	157,554
Cost of parimutuel commissions	14,142	12,613	10,225
Cost of food, beverage and lodging	28,321	18,516	18,207
Cost of other revenue	7,234	7,330	7,858
Marketing and promotions	18,760	9,718	9,025
General and administrative	65,178	51,510	48,772
Depreciation	28,640	20,986	21,018
Loss (gain) on disposal of property	128	245	(71)
Pre-opening costs	5,578	2,268	—

Total operating expenses	403,477	282,840	272,588

Operating income	26,415	30,194	28,423
Other (expense) income:
Equity in loss of unconsolidated joint venture	(234)	—	(204)
Interest income	401	1,967	273
Interest expense	(35,171)	(17,462)	(13,869)

Income before (benefit) provision for income taxes and minority interest	(8,589)	14,699	14,623
Benefit (provision) for income taxes	2,115	(7,058)	(6,271)

(Loss) income before minority interest	(6,474)	7,641	8,352
Minority interest	196	195	35

(Loss) income from continuing operations	(6,278)	7,836	8,387
Discontinued operations:
Loss from discontinued operations (including loss on disposal of $2,000 in 2007)	(7,972)	(5,359)	(1,066)
Benefit for income taxes	2,891	1,969	448

Loss from discontinued operations	(5,081)	(3,390)	(618)

Net (loss) income	$(11,359)	$4,446	7,769

Net (loss) income per share:
Continuing operations	$(0.23)	$0.28	$0.29
Discontinued operations	(0.18)	(0.12)	(0.02)

Basic net (loss) income per share	$(0.41)	$0.16	$0.27

Continuing operations	$(0.23)	$0.28	$0.29
Discontinued operations	(0.18)	(0.12)	(0.02)

Diluted net (loss) income per share	$(0.41)	$0.16	$0.27

Weighted average number of shares outstanding:
Basic	27,537,785	27,483,392	28,303,487

Diluted	27,537,785	27,764,688	28,616,063

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(dollars in thousands)

	Common Stock
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balances, January 1, 2005	28,588,760	$—	$61,892	$61,362	$—	$123,254
Shares issued from exercise of stock options, including related tax benefits of $247	137,116	—	950	—	—	950
Purchase and retirement of treasury stock	(1,281,200)	—	(1,466)	(9,531)	—	(10,997)
Net income	—	—	—	7,769	—	7,769

Balances, December 31, 2005	27,444,676	—	61,376	59,600	—	120,976
Shares issued from exercise of stock options, including related tax benefits of $79	60,850	—	488	—	—	488
Stock-based compensation, including related tax benefits of $55	—	—	157	—	—	157
Adoption of SFAS No. 158, net of tax of $25	—		—	—	(47)	(47)
Stock option (162(m)) tax adjustment (Note 13)	—	—	(3,036)	—	—	(3,036)
Net income	—	—	—	4,446	—	4,446

Balances, December 31, 2006	27,505,526	—	58,985	64,046	(47)	122,984
Shares issued from exercise of stock options, including related tax benefits of $54	54,734	—	544	—	—	544
Purchase and retirement of treasury stock	(85,000)	—	(97)	(559)	—	(656)
Stock-based compensation, including related tax benefits of $366	—	—	1,046	—	—	1,046
Pension other comprehensive loss, net of tax of $4	—		—	—	(8)	(8)
Adoption of Accounting Standard-FIN 48,	—	—	—	(404)	—	(404)
Net loss	—	—	—	(11,359)	—	(11,359)

Balances, December 31, 2007	27,475,260	$—	$60,478	$51,724	$(55)	$112,147

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(11,359)	$4,446	$7,769
Adjustments to reconcile net income to net cash provided by net operating activities:
Depreciation	28,640	20,986	21,018
Amortization of deferred financing fees	2,983	2,432	1,690
Bad debt expense	16	164	339
Stock compensation expense	1,046	157	—
Deferred income taxes	(2,854)	(4,972)	(2,417)
Increase in long-term deferred compensation	861	1,633	2,341
Loss (gain) on disposal of property	128	213	(92)
Minority interest	(223)	(270)	(43)
Equity in loss of unconsolidated joint venture	234	—	204
Tax benefit from exercise of stock options	—	—	247
Change in operating assets and liabilities:
Accounts receivable	(2,913)	(548)	(2,698)
Other current assets	(3,793)	85	(541)
Accounts payable	(7)	788	5,380
Accrued liabilities	682	12,009	4,205

Net cash provided by continuing operating activities	13,441	37,123	37,402
Net cash provided by discontinued operating activities	1,426	5,023	2,119

Net cash provided by operating activities	14,867	42,146	39,521

Cash flows from investing activities:
(Increase) decrease in restricted cash	(170)	23	183
Payment of Presque Isle Downs' slot license fee	(51,142)	—	—
Investment in Jackson Trotting Association, LLC	—	—	(1,989)
Investment in North Metro Harness Initiative, LLC	—	—	(8,573)
Purchase of off-track wagering facility	(7,104)	—	—
(Increase) decrease in deposits and other	(14,763)	(7,808)	268
Short-term investments	12,657	(12,657)	—
Contribution from minority interest holders	2,352	2,706	96
Proceeds from disposal of property	—	—	4,628
Capital expenditures	(86,862)	(141,363)	(34,671)

Net cash used in continuing investing activities	(145,032)	(159,099)	(40,058)
Net cash used in discontinued investing activities	(1,636)	(3,256)	(5,706)

Net cash used in investing activities	(146,668)	(162,355)	(45,764)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(6,435)	(38,881)	(2,192)
Proceeds from issuance of long-term debt	158,533	38,127	20,000
Proceeds from issuance of senior subordinated notes	—	125,000	—
Financing cost paid	(7,797)	(5,544)	(1,138)
Purchase and retirement of treasury stock	(654)	—	(10,997)
Proceeds from exercise of stock options	490	409	703
Tax benefit from exercise of stock options	54	79	—

Net cash provided by continuing financing activities	144,191	119,190	6,376
Net cash used in discontinued financing activities	(133)	(126)	—

Net cash provided by financing activities	144,058	119,064	6,376

Net increase (decrease) in cash and cash equivalents	12,257	(1,145)	133
Less: Cash and cash equivalents related to the deconsolidation of North Metro Harness Initiative, LLC	(2,643)	—	—
Cash and cash equivalents, beginning of year	21,431	22,576	22,443

Cash and cash equivalents, end of year	$31,045	$21,431	$22,576

Cash paid during the year for:
Interest	$31,435	$20,644	$13,370

Income taxes	$4,624	$7,400	$9,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND BASIS OF PRESENTATION

        MTR Gaming Group, Inc. (the "Company"), a Delaware corporation, owns and operates racetrack, gaming and hotel properties in West Virginia, Pennsylvania, Nevada, Ohio, Michigan and Minnesota.

        The Company, through our wholly-owned subsidiaries, owns and operates The Mountaineer Casino, Racetrack & Resort in Chester, West Virginia; Presque Isle Downs & Casino in Erie, Pennsylvania; and Scioto Downs in Columbus, Ohio. The Company also operates the Ramada Inn and Speedway Casino in North Las Vegas, Nevada pursuant to a short-term lease pending regulatory approval of the transfer of the gaming assets as discussed in Note 4. We also own a 90% interest in Jackson Trotting Association, LLC ("Jackson Trotting"), which operates Jackson Harness Raceway in Jackson, Michigan; and a 50% interest in North Metro Harness Initiative, LLC ("North Metro"), which is constructing a harness racetrack and card room in Anoka County, Minnesota. During 2007 the Company also owned and operated Binion's Gambling Hall & Hotel in Las Vegas, Nevada, which it sold in March of 2008 (See Note 4).

        Through our wholly-owned subsidiary, Presque Isle Downs, Inc. the Company commenced slot machine gaming operations at Presque Isle Downs & Casino on February 28, 2007, and commenced live thoroughbred horse racing with parimutuel wagering on September 1, 2007. Presque Isle Downs consists of a clubhouse with 2,000 slot machines, fine and casual dining, bars, a one-mile racetrack, grandstand, barns, paddock and administration building and parimutuel wagering on races simulcast from other facilities. During September 2007, we completed 25 racing dates as approved by the Pennsylvania Racing Commission.

        In April 2007, Scioto Downs, through its subsidiary RacelineBet, Inc., launched Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of AmericaTab LTD.

        Effective April 30, 2007, the Company began accounting for its investment in North Metro under the equity method of accounting. See Note 4.

        The assets and liabilities of Binion's have been reflected as held for sale and the operating results and cash flows as discontinued operations. Corresponding reclassifications have been made to the prior period presentations.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

financial statements, and the reported amounts of revenue and expenses for the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

        Cash and cash equivalents include all unrestricted, highly liquid investments purchased with a remaining maturity of 90 days or less. We maintain cash and cash equivalents with various financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. Cash and cash equivalents also includes cash maintained for gaming operations

Short-Term Investments

        Short-term investments include the remaining net proceeds from our private sale of $125 million of 9% senior subordinated notes pursuant to Rule 144A on May 25, 2006. These funds were invested in government money market funds on a short-term basis.

Restricted Cash

        Restricted cash includes unredeemed winning tickets from its racing operations, funds related to horsemen's fines and certain simulcasting funds that are restricted to payments for improving horsemen's facilities and increasing racing purses at Scioto Downs, and short-term certificates of deposit that serve as collateral for certain bonding requirements.

Fair Value of Financial Instruments

        Financial instruments consist of cash and cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable and long-term and other debt. The fair value of our financial instruments approximates the carrying value at December 31, 2007 and 2006, except for our senior unsecured notes and senior subordinated notes. The aggregate fair value of our senior unsecured notes and senior subordinated notes was $248.1 million and $262.3 million at December 31, 2007 and 2006, respectively.

Inventories

        Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market.

Deferred Financing Costs

        Deferred financing costs that we incur in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying debt. During 2007, 2006 and 2005, we incurred deferred financing costs in the amount of $7.8 million, $5.5 million and $1.1 million, respectively. Related amortization expense amounted to $3.0 million in 2007, $2.2 million in 2006 and $1.5 million in 2005.

Property and Equipment

        Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for major renewals and betterments that significantly extend the useful life of existing property and equipment are capitalized and depreciated, while expenditures for routine repairs and maintenance are

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Interest is allocated and capitalized to construction in progress by applying our cost of borrowing rate to qualifying assets. Interest capitalized in 2007, 2006 and 2005 was $2.2 million, $6.0 million and $1.3 million, respectively.

Goodwill and Other Intangible Assets

        Goodwill and other indefinite-lived intangible assets are required to be evaluated for impairment on an annual basis in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142").

        SFAS 142 requires a two-step process be performed to analyze whether or not goodwill and other indefinite-lived intangible assets have been impaired. Step one requires that the fair value be compared to book value. If the fair value is higher than the book value, no impairment is indicated and there is no need to perform the second step of the process. If the fair value is lower than the book value, step two must be evaluated. Step two requires that a hypothetical purchase price allocation analysis be done to reflect a current book value of goodwill. This current value is then compared to the carrying value of the asset. If the current fair value is lower than the carrying value, impairment must be recorded.

        The costs associated with obtaining definite-lived intangible assets are deferred and amortized over their estimated useful lives. SFAS 142 also requires that definite-lived intangible assets are reviewed for impairment.

        In accordance with the requirements of SFAS 142, we tested our goodwill and other intangible assets as of December 31, 2007 and determined that no impairments were present and correspondingly that no impairment adjustments were required.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Revenues from food and beverage are recognized at the time of sale and revenues from lodging are recognized on the date of stay. Other revenues are recorded at the time services are rendered or merchandise is sold.

Promotional Allowances and Complimentaries

        We offer certain promotional allowances to its customers, including complimentary lodging and food and slot machine vouchers. The retail value of these promotional items is shown as a deduction from total revenues on our consolidated statements of operations.

        Total revenues do not include the retail amount of complimentaries provided gratuitously to customers, which was $2.3 million, $2.2 million and $2.1 million in 2007, 2006 and 2005, respectively.

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

Income Taxes

        We account for our income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income taxes reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance, when determined to be necessary, is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations. The Company and its subsidiaries file a consolidated federal income tax return. We are no longer subject to federal and state income tax examinations for years before 2004.

        Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax positions are recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 also requires that amounts recognized in the balance sheet related to uncertain tax positions be classified as a current or noncurrent liability, based upon the expected timing of the payment to a taxing authority.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per Share

        Basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences. For the year ended December 31, 2007 all potentially dilutive options have been considered anti-dilutive because of the net loss from continuing operations for 2007.

        The following tables illustrate the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net income per share from continuing operations computations during each of the three years ended December 31.

	Year ended December 31
	2007	2006	2005
(Loss) income from continuing operations	$(6,278,000)	$7,836,000	$8,387,000
Loss from discontinued operations	(5,081,000)	(3,390,000)	(618,000)
Net (loss) income available to common shareholders	$(11,359,000)	$4,446,000	$7,769,000
Denominator:
Weighted average shares outstanding	27,537,785	27,483,392	28,303,487
Effect of dilutive securities—stock options	—	281,296	312,576

Diluted shares outstanding	27,537,785	27,764,688	28,616,063

Basic net (loss) income per common share:
Continuing operations	$(0.23)	$0.28	$0.29

Discontinued operations	(0.18)	(0.12)	(0.02)

Basic net (loss) income per common share	$(0.41)	$0.16	$0.27

Diluted net (loss) income per common share:
Continuing operations	(0.23)	0.28	0.29

Discontinued operations	(0.18)	(0.12)	(0.02)

Diluted net (loss) income per common share	$(0.41)	$0.16	$0.27

        The dilutive EPS calculations do not include 320,900, 277,500 and 175,000 of potential dilutive securities for the years ended December 31, 2007, 2006 and 2005, respectively, because they were anti-dilutive.

Stock-Based Compensation

        On January 1, 2006, we adopted SFAS No. 123(R)), Share-Based Payment ("SFAS 123(R)"), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption.

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

        Prior to January 1, 2006, we elected to follow APB 25, and related interpretations in accounting for stock options and awards. Accordingly, no compensation cost for fixed stock options was included in net income since all awards were made at the fair value on the date of grant.

        Historically, for SFAS 123 pro forma disclosure on stock-based compensation, we recognized compensation expense for stock option awards issued to employees on a straight-line basis over the vesting period. This policy differs from the policy required to be applied to awards granted after the adoption of SFAS 123(R), which requires that compensation expense be recognized for awards over the requisite service period of the award or to an employee's eligible retirement date, if earlier. We will continue to recognize compensation expense over the vesting period for awards granted prior to adoption of SFAS 123(R), but for all awards granted after January 1, 2006, compensation expense is recognized over the applicable service period or over a period ending with the employee's eligible retirement date, if earlier.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005 if we had applied the fair value recognition provisions of SFAS 123 to employee stock-based awards.

Year Ended December 31
2005
Net income, as reported	$7,769,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,319,000)

Pro Forma net income	$6,450,000

Earnings per share:
Basic, as reported	$0.27
Basic, pro forma	$0.23
Diluted, as reported	$0.27
Diluted, pro forma	$0.23

        For the year ended December 31, 2005, the fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model and the following assumptions

Black-Scholes Option Valuation Assumptions(1)
Risk-free interest rate(2)	4.60%
Expected dividend yield	0%
Expected stock price volatility(3)	55%
Expected life of stock options (in years)(4)	10 years

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

(4)
Estimated life of stock options is estimated based upon contractual term historical experience

Reclassifications

        Certain reclassifications have been made to the prior year's consolidated financial statement presentation to conform to the current presentation. These reclassifications did not affect our consolidated net income or cash flows.

New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). The statement defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements and does not require any new fair value measurements. SFAS 157 is

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

effective for fiscal years beginning after November 15, 2007. Application of SFAS 157 to non-financial assets and liabilities has been deferred to an adoption date of fiscal years beginning after November 15, 2008. The Company does not expect the initial adoption of SFAS 157 to its financial assets and liabilities to have a significant impact on its consolidated financial position or results of operations.

        In November 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for entities that have equity investments that are not attributable directly to the parent, called noncontrolling interests or minority interests. Specifically, SFAS 160 states where and how to report noncontrolling interests in the consolidated statements of financial position and operations, how to account for changes in noncontrolling interests, and provides disclosure requirements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which SFAS 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is currently evaluating the requirements of SFAS 160 and has not yet determined the impact on its financial statements.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RISKS AND UNCERTAINTIES (UNAUDITED) (Continued)

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

Competition

        We face substantial competition in each of the markets in which our gaming and racing facilities are located. Some of the competitors have significantly greater name recognition and financial and marketing resources than we do; some are permitted to conduct additional forms of gaming; and some pay substantially lower taxes than we do, which may permit them to spend more for marketing and promotions and thus gain a competitive advantage over us. All of our gaming and racing operations primarily compete with other gaming and racing operations in their geographic areas. New expansion

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RISKS AND UNCERTAINTIES (UNAUDITED) (Continued)

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

4. ACQUISITIONS AND DISPOSITIONS OF PROPERTY

Jackson Trotting Association, LLC

        In December 2005, our wholly-owned subsidiary, Jackson Racing, Inc., acquired a 90% interest in Jackson Trotting, which operates Jackson Harness Raceway in Jackson, Michigan, for $2.0 million (exclusive of legal and other fees). Jackson Trotting offers harness racing from late-April to mid-July, parimutuel wagering and casual dining. Jackson Trotting leases a portion of the Jackson County Fairgrounds from Jackson County. Its lease with Jackson County expires on December 31, 2012.

        The acquisition was accounted for under the purchase method and Jackson Trotting's results have been included in our consolidated results since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon a determination by management, considering the nature of the assets and liabilities acquired. The purchase price was allocated principally as follows:

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

North Metro Harness Initiative, LLC

        In June 2004, our wholly-owned subsidiary, MTR-Harness, Inc., acquired (for an initial investment of $10,000 and a commitment to make additional investments if the project received regulatory approvals) a 50% interest in North Metro (d/b/a Running Aces Harness Park). On January 19, 2005, the

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DISPOSITIONS OF PROPERTY (Continued)

Minnesota Racing Commission granted North Metro a license to construct and operate a harness racetrack and card room. North Metro is constructing the harness racetrack and card room in Columbus Township, Anoka County, Minnesota, approximately 30 miles northeast of downtown Minneapolis on a 178.4-acre site that North Metro purchased in 2005.

        Minnesota law permits licensed racetracks to operate a card room with up to 50 tables offering "non-banked" games (those in which the players play only against each other instead of against the house), subject to completion of the racetrack's first 50-day live race meet and regulatory approval of a card room plan of operation.

        The construction of North Metro, including furniture, fixtures and equipment, is estimated to cost approximately $62.5 million, $41.7 million of which was separately financed without recourse to the Company. Through December 31, 2007, we made aggregate capital contributions in North Metro of approximately $12.3 million (exclusive of legal and other fees). North Metro is required to complete the 50-day live race meet and commence card room operations no later than July 1, 2008 in accordance with its financing agreement.

        We previously determined that North Metro was a variable interest entity in accordance with FASB Interpretation No. 46, as revised, "Consolidation of Variable Interest Entities," ("FIN 46(R)"). This determination was made as we were the primary beneficiary for North Metro within the meaning of FIN 46(R), and accordingly, we began consolidating the financial statements of North Metro effective in October 2005. Upon execution of the non-recourse financing obtained by North Metro, we reassessed the conclusion that North Metro was a variable interest entity in accordance with FIN 46, and concluded that North Metro was no longer a variable interest entity. Therefore, effective April 30, 2007, we deconsolidated North Metro and began applying the equity method to our investment in North Metro. The net operating loss and minority interest recorded by the Company through April 30, 2007 of $321,000 and $144,000, respectively, remain in our consolidated statement of operations. For the period subsequent to April 30, 2007, our equity in the loss of North Metro is included in "Equity in loss of unconsolidated joint venture."

        At April 30, 2007, North Metro had total assets and total liabilities of $24.3 million and $5.8 million, respectively. The assets consisted principally of cash, land, construction in progress and related deposits and financing costs. Liabilities consisted primarily of the initial borrowing under its financing agreement. North Metro's cash flows related to operating, investing and financing activities for the period January 1, 2007 through April 30, 2007 were included in our consolidated statement of cash flows for the year ended December 31, 2007.

Binion's Horseshoe Hotel and Casino

  Acquisition

        On March 11, 2004, we acquired Binion's Horseshoe Hotel and Casino in downtown Las Vegas and entered into a Joint Operating License Agreement with an affiliate of Harrah's Entertainment, Inc. ("Harrah's"). Our wholly-owned subsidiary, Speakeasy Gaming of Fremont, Inc., obtained title to the property and equipment for $20.0 million (exclusive of transaction costs approximating $658,000), free and clear of all debts, subject to increase by $5.0 million if, at the termination of this agreement, Harrah's achieved certain operational milestones. In addition, we purchased for $1.8 million a parcel of land previously subject to a ground lease, and assumed or entered into ground leases for certain

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DISPOSITIONS OF PROPERTY (Continued)

portions of the acreage upon which the property is situated. The leases expire on various dates through 2074, with remaining terms ranging from 25 to 68 years and aggregate current annual rentals of approximately $6.5 million, which are subject to certain periodic increases. The Company provided limited guarantees, which reduce each month as rental payments are made, of certain of the ground leases, some of which expired in March of 2008 and three of which remain in effect (collectively, the "Remaining Lease Guarantees"). One of those three (approximately $2.6 million) expires in March of 2009 and the remaining two leases (totaling approximately $3.1 million) expire in March of 2010. Harrah's served as the primary day-to-day operator of the property on an interim basis, subject to certain oversight and review by a joint committee of the two companies. During the term of the agreement, which ended March 10, 2005, we received guaranteed payments, net of all of the property's operating expenses including the ground leases. During 2005, we received $428,000 pursuant to the Joint Operating Lease Agreement. We took over the operations at Binion's on March 10, 2005 and renamed it Binion's Gambling Hall & Hotel.

        With respect to the additional $5 million purchase price, the Company and Harrah's have agreed in principal to settle the additional purchase price matter for $1.75 million. This complaint is discussed in greater detail in Note 8, "Commitments and Contingencies."

  Sale of Binion's

        On June 26, 2007, we entered into a Stock Purchase Agreement with TLC Casino Enterprises, Inc. to sell 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owns and operates Binion's Gambling Hall & Hotel ("Binion's"), and Speakeasy Fremont Experience Operating Company. TLC Casino Enterprises, Inc. also owns the Four Queens Hotel & Casino in Downtown Las Vegas. The sale was completed on March 7, 2008. The transaction was subject to purchase price adjustments based on changes in net working capital, certain capital expenditures between execution and closing and due to current market conditions, and a $3.5 million working capital adjustment which remained in Binion's upon closing. Net cash to the Company was approximately $28.5 million. The purchaser remains obligated to use its reasonable best efforts to assist the Company in obtaining releases of the Remaining Lease Guarantees.

        Binion's assets and liabilities have been reflected as held for sale in our consolidated balance sheets and its operating results and cash flows have been reflected as discontinued operations. At December 31, 2007, we have recorded a loss of $2.0 million to adjust the carrying value of Binion's assets to the proceeds, less costs to sell.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DISPOSITIONS OF PROPERTY (Continued)

        Summary operating results for the discontinued operations and the assets and liabilities held for sale of Binion's as of and for the year ended December 31are as follows:

	December 31
	2007	2006
	(dollars in thousands)
Net revenues	$59,778	$59,800
Loss from discontinued operations before income taxes	(7,972)	(5,359)
Loss from discontinued operations, net of income tax benefit	(5,081)	(1,969)
Assets held for sale:
Current assets	$3,115	$3,284
Property and equipment	29,894	35,446
Other assets	2,083	1,237

Total assets held for sale	$35,092	$39,967

Liabilities held for sale:
Current liabilities	4,829	6,690
Other noncurrent liabilities	4,914	5,021

Total liabilities held for sale	$9,743	$11,711

Ramada Inn and Speedway Casino

        On February 9, 2007, Speakeasy Gaming of Las Vegas, Inc., our wholly-owned subsidiary, and Mandekic Companies, LLC entered into a Purchase and Sale Agreement providing for the sale of the Ramada Inn and Speedway Casino ("Speedway") for $18.175 million in cash. On May 1, 2007, Mandekic Companies, LLC assigned the Purchase and Sale Agreement to MAST Gaming, LLC, which subsequently assigned it to its affiliate, Ganaste, LLC. On January 11, 2008, Speakeasy Gaming of Las Vegas, Inc. completed the sale of its Speedway Casino's real property in North Las Vegas, NV to Ganaste, LLC. In order to expedite closing, pursuant to agreements dated January 11, 2008 that replaced a February 2007 Purchase and Sale Agreement, the Company agreed to bifurcate the transaction: first, an immediate sale of the real estate to Ganaste LLC, which did not require regulatory approval; and second, the sale of the gaming assets to Lucky Lucy D, LLC ("Lucky Lucy") upon regulatory approval. Lucky Lucy's sole owner is a shareholder of Ganaste and has recently been found suitable by the Nevada Gaming Commission in an unrelated transaction. Ganaste LLC paid $11.4 million in cash for the real property, which exceeded the carrying value of the property by approximately $2.8 million. Lucky Lucy has agreed to pay $6.775 million for the gaming assets, $2 million of which is to be paid in cash at the closing and the balance of up to $4.775 million subject to an earn out based on the property's gross revenues over the next four years. Pursuant to the agreements, Ganaste must spend at least $3 million on capital improvements over the next three years. The Lucky Lucy transaction with respect to the gaming assets, which is supported by a $650,000 non-refundable deposit, is subject to the approval of the Nevada Gaming Commission and the City of North Las Vegas. Pending regulatory approval and closing of the Lucky Lucy transaction, Speakeasy Gaming of Las Vegas, Inc. will continue to operate the property pursuant to a short-term lease.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DISPOSITIONS OF PROPERTY (Continued)

        Because the completion of the sale of the gaming assets and the related operations is subject to obtaining the required regulatory approvals (the outcome of which could not be determined at December 31, 2007), we have not reflected Speedway's assets as held for sale or its operating results as discontinued operations.

Presque Isle Downs and Casino

        On July 26, 2007, pursuant to a preexisting agreement, we purchased the land, building and equipment, as well as the simulcast operations, of an off-track wagering facility in Erie, Pennsylvania for $7.0 million, plus related closing costs and legal fees. Approximately $6.5 million of the purchase price was allocated to real property and equipment based on an independent appraisal with the remaining amount attributable to goodwill. We hired certain of the employees and transferred the operations of the off-track wagering facility to Presque Isle Downs, which then commenced simulcast operations on July 27, 2007. In January 2008, we entered into an agreement to sell 2.5 acres associated with this site for $1.125 million. The agreement is subject to the completion of the buyer's due diligence. However we have not yet actively marketed the sale of the remaining property.

        In March 2005, we acquired approximately 160 acres of real property in Erie, Pennsylvania for approximately $6.4 million in connection with our construction of Presque Isle Downs on Route 97 in Summit Township. This amount is classified as property and equipment on our consolidated balance sheets.

        As alternative sites to build Presque Isle Downs, we acquired 229 acres of real property, known as the International Paper site for $2.7 million in October 2004. On October 10, 2005, we completed the sale of all but approximately 24 acres of this site for $4.0 million. The sale, after consideration of closing costs, legal fees and engineering services in the aggregate amount of approximately $1.2 million, resulted in a gain of approximately $132,000. In addition, we entered into a loan agreement in March 2002 whereby we advanced $2 million to a third-party for the purpose of acquiring real property, known as the Green Shingle site, as another alternative site. In February 2007, the title to the property was transferred to the Company in full satisfaction of the amounts outstanding under the note. The capitalized costs related to these alternative sites aggregated $5.8 million at December 31, 2007 and are classified as deposits and other on our consolidated balance sheets.

Other

        In March 2007, Binion's received approximately $1.3 million as a cash distribution (in lieu of common stock) for its interest as a member (policyholder) in a mutual insurance company that converted to a stock corporation and completed a successful public offering. This amount is included within discontinued operations in the consolidated statements of operations.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at December 31:

	2007	2006
	(dollars in thousands)
Land	$84,017	$23,892
Building and improvements	268,472	158,539
Equipment	153,274	90,854
Furniture and fixtures	23,914	16,584
Construction in progress	3,669	163,943

	533,346	453,812
Less accumulated depreciation	(134,058)	(111,332)

	$399,288	$342,480

        Depreciation expense charged to operations related to property and equipment during the years ended December 31, 2007, 2006 and 2005 was approximately $28.6 million, $21.0 million and $21.0 million, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

        The gross carrying value, accumulated amortization and net book value of each major component of our goodwill and other intangible assets at December 31 was as follows:

	2007			2006
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(dollars in thousands)
Goodwill	$4,427	$2,282	$2,145	$3,774	$2,282	$1,492
Licensing costs	72,548	721	71,827	21,927	721	21,206

	$76,975	$3,003	$73,972	$25,701	$3,003	$22,698

        The accumulated amortization related to goodwill and licensing costs was expensed prior to our adoption of the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets effective January 1, 2002. There was no amortization expense related to goodwill or other intangible assets for the years ended December 31, 2007, 2006 and 2005.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

        Long-term debt at December 31 is summarized as follows:

	2007	2006
	(dollars in thousands)
Senior unsecured notes (net of unamortized discount of $499 and $791, respectively)	$129,501	$129,279
Senior subordinated notes	125,000	125,000
Credit agreement	143,423	—
Promissory notes and other long-term debt	27,278	23,629
Capital lease obligations	6,426	—

	431,628	277,908
Less current portion	(11,108)	(6,000)

Long-term portion	$420,520	$271,908

Senior Unsecured Notes

        On March 25, 2003, pursuant to SEC Rule 144A we consummated the private sale of $130 million of 9.75% senior unsecured notes that were priced at 98.806%, which we subsequently exchanged for registered notes. The senior unsecured notes mature on April 1, 2010. We may redeem all or a portion of the senior unsecured notes at a premium that will decrease over time as set forth in the agreement, plus accrued and unpaid interest. The discount is being amortized over the term of the notes and is included in interest expense in the consolidated statements of operations.

Senior Subordinated Notes

        On May 25, 2006, we consummated the private sale of $125 million of 9% senior subordinated notes pursuant to SEC Rule 144A, which the Company subsequently exchanged for registered notes. The net proceeds after fees and expenses were $123.2 million, of which $38.6 million was used to repay all outstanding borrowings, including accrued interest, under the Fourth Amended and Restated Credit Agreement. The remaining proceeds were available to finance construction of Presque Isle Downs or for general corporate purposes. The remaining net proceeds totaled $12.7 million at December 31, 2006 and were utilized during 2007.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

        The Fifth Amended and Restated Credit Agreement provided a five-year maturity and consisted of a senior secured reducing revolving credit facility in the amount of $105 million (including a commitment, for an increase of the credit facility up to an additional $50 million subject to certain conditions). Of this amount, $60 million was to be available for letters of credit and up to $10 million for short-term funds under a "swing line" facility.

        The Fifth Amended and Restated Credit Agreement bore interest based, at our option, on either the agent bank's base rate or LIBOR, in each case plus a margin that is based on our leverage ratio at the time, which will range from 100 to 212.5 basis points for the base rate loans and 175 to 287.5 basis points for the LIBOR loans. The Fifth Amended and Restated Credit Agreement also modified certain covenants that were included in the Fourth Amended and Restated Credit Agreement to reflect among other things, the issuance of the senior subordinated notes. We must also pay a quarterly non-usage commitment fee which is based upon the leverage ratio. The Fifth Amended and Restated Credit Agreement also contains covenants that restrict our ability to make investments, incur additional indebtedness, incur guarantee obligations, pay dividends, create liens on assets, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates.

        On June 19, 2007, we entered into the First Amendment to the Agreement. The First Amendment among other things (i) provided for an increase of the aggregate commitment (as defined in the Agreement) from $105.0 million to $155.0 million; (ii) increased the maximum permitted expansion capital expenditures for our Presque Isle Downs facility from $256.0 million to $296.0 million; and (iii) increased the permitted investments in MTR-Harness, Inc. from $12.5 million to $15 million.

        On March 31, 2008 we entered into the Limited Waiver and Second Amendment to the Fifth Amended and Restated Credit Agreement (the "Agreement"). The Second Amendment among other things (i) provides for a decrease of the aggregate commitment (as defined in the Agreement) from $155.0 million to $125.0 million; (ii) eliminates the LIBOR loan option and establishes the interest rate at prime plus 2.25%; (iii) restricts the amount of additional borrowings unless certain proforma leverage ratios are achieved; (iv) revised the maturity date from September 27, 2011 to March 31, 2010 provided the Senior Unsecured Notes are fully refinanced; (v) commences commitment reductions on September 30, 2008 versus December 31, 2008; (vi) modifies certain covenants and related definitions and (vii) increases the minimum amount that must be spent on the maintenance of the properties from 1% to 1.5% of the previous years gross revenues. In connection with the Second Amendment the Company paid fees of $2.8 million.

        The credit agreement, as amended, contains customary affirmative and negative covenants that include the requirement that we satisfy, on a consolidated basis, specified quarterly financial tests. At December 31, 2007, the Company was not in compliance with certain of the financial covenants included in the credit agreement. In conjunction with the Second Amendment the Company received a limited waiver of the noncompliance as of December 31, 2007.

        The amount that may be borrowed under the credit agreement is subject to a debt incurrence tests provided by the Second Amendment and the indentures governing our senior unsecured notes and senior subordinated notes. Prior to entering into the First Amendment, we obtained the required consents from the holders of our senior notes and senior subordinated notes to amend the indentures governing the senior notes and senior subordinated notes. The amendment to the indentures increased the permitted debt "basket" (i.e. the amount we may borrow whether or not we satisfy the debt

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

incurrence tests) for debt incurred under our credit facility from $85.0 million to $135.0 million. We paid a consent fee equal to $7.50 and $20.00 per $1,000 of principal to the holders of the senior notes and senior subordinated notes, respectively, or an aggregate of $3.4 million. Commencing in the second quarter of 2008 and until the senior subordinated notes are no longer outstanding, we may be required to pay additional consent fees to the holders of our senior subordinated notes if we do not satisfy certain quarterly financial ratios. If we do not meet these ratios, we would be required to pay additional consent fees of $5.00 per $1,000 of principal to the holders of the senior subordinated notes per quarter.

        In order to borrow an amount in excess of the amended permitted debt basket under the indentures, we must either satisfy the debt incurrence tests provided by the indentures governing the senior unsecured notes and senior subordinated notes or obtain the prior consents of the holders of at least a majority in aggregate principal amount of those notes that are not owned by the Company or any of its affiliates.

        Obligations under the credit agreement are guaranteed by each of our operating subsidiaries. Borrowings under the credit agreement and the subsidiary guarantees are secured by substantially all of our assets and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees.

        The credit agreement, as amended, likewise requires us, prior to October 1, 2009, to refinance our senior unsecured notes with other unsecured indebtedness on terms and conditions acceptable to our senior secured lenders.

        During the year ended December 31, 2007, we borrowed $143.4 million under the credit agreement, which included $50 million paid to the Commonwealth of Pennsylvania on February 21, 2007 for the Presque Isle Downs slot license fee. Upon payment of this fee, the previously issued $50 million letter of credit was returned and cancelled. At December 31, 2007, borrowings of $143.4 million and letters of credit for approximately $1.5 million were outstanding under the credit facility. As of December 31, 2006, there were no amounts outstanding under the credit agreement; however, letters of credit for approximately $51.5 million were outstanding, including the $50 million slot license letter of credit for the benefit of the Commonwealth of Pennsylvania.

  Other Debt Financing Arrangements

        On January 17, 2007, Presque Isle Downs, Inc. issued a promissory note for $6.6 million to National City Equipment Finance, a division of National City Commercial Capital, LLC. The funds were used to pay for 457 slot machines that were delivered to Presque Isle Downs in December 2006. Under the terms of the note, we are required to make 36 monthly installments of principal and interest in the amount of $208,988 beginning on May 17, 2007 through April 17, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is 7.83% per annum. As of December 31, 2007, there was $5.3 million outstanding under the promissory note.

        On January 17, 2007, Presque Isle Downs, Inc. issued a promissory note for $3.6 million to CIT Lending Services Corporation. The funds were used to pay for 252 slot machines that were delivered to Presque Isle Downs in December 2006. Under the terms of the note, interest is payable monthly beginning on February 1, 2007; and principal is payable in 36 monthly installments of $100,000 beginning on May 1, 2007 through April 1, 2010, with the final installment to include all unpaid

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

principal and interest. Interest on the unpaid principal balance is LIBOR plus 3.25% per annum. In September 2007, 120 slot machines and the related outstanding loan balances of approximately $1.4 million included in the above financing were transferred to Mountaineer Park. As of December 31, 2007, there was $1.5 million outstanding under the promissory note. At December 31, 2006, the obligation relating to the purchase of these slot machines was $1.9 million, which was net of a $1.7 million deposit paid by Presque Isle Downs. Accordingly, $1.9 million is the amount reflected in long-term debt at December 31, 2006.

        On January 23 2007, Presque Isle Downs, Inc. issued a promissory note for $1.9 million to Fifth Third Bank. The funds were used to pay for 146 slot machines that were delivered to Presque Isle Downs in December 2006. Under the terms of the note, we are required to make 36 monthly installments of principal and interest in the amount of $59,331 beginning on May 19, 2007 through April 19, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is 7.90% per annum. As of December 31, 2007, there was $1.5 million outstanding under the promissory note.

        On January 24, 2007, we issued a promissory note for $3.7 million to Fifth Third Bank. The funds were used to pay for a player tracking system. Under the terms of the note, we are required to make 36 monthly installments of principal and interest in the amount of approximately $119,000 beginning on May 24, 2007 through April 19, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is 7.91% per annum. As of December 31, 2007 there was $3.0 million outstanding under the promissory note.

        On February 2, 2007, Presque Isle Downs, Inc. issued a promissory note for $9.3 million to PNC Equipment Finance, LLC. The funds were used to pay for 770 slot machines that were delivered to Presque Isle Downs in December 2006. Under the terms of the note, we are required to make 36 monthly installments of principal and interest in the amount of $298,544 beginning on June 2, 2007 through May 2, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is 8.08% per annum. As of December 31, 2007 there was $7.6 million outstanding under the promissory note.

        On March 2, 2007, we issued a promissory note for $4.0 million to Fifth Third Bank. The funds were used to pay for 325 slot machines. Under the terms of the note, we are required to make 36 monthly installments of principal and interest in the amount of approximately $130,000 beginning on July, 2007 through June 2, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is 7.89% per annum. As of December 31, 2007 there was $3.4 million outstanding under the promissory note.

        On October 17, 2007, we issued a promissory note for $1.3 million to PNC Equipment Finance, LLC. The funds were used to pay for 120 slot machines. Under the terms of the note, we are required to make 36 monthly installments of principal and interest in the amount of approximately $41,000 beginning on November 17, 2007 through October 17, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is 7.26% per annum. As of December 31, 2007 there was $1.3 million outstanding under the promissory note.

        On November 28, 2007, we re-financed approximately $1.7 million that was outstanding and payable in November 2007 under a promissory note issued in connection with the acquisition of a corporate airplane in 2002. Under the terms of this note we are required to make 59 monthly payments

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

of $24,000 commencing January 15, 2008, which includes interest at 6.28% per annum and a final payment of $652,000. As of December 31, 2007 there was $1.7 million outstanding under the promissory note.

        On September 12, 2007, Mountaineer entered into a capital lease obligation to finance the purchase of surveillance equipment totaling $4.1 million. Mountaineer draws on the capital lease as the surveillance contractor meets milestones set forth in the purchase contract. At December 31, 2007, $3.6 million was drawn under this capital lease. Until the contractor delivers and installs all of the surveillance equipment, Mountaineer only pays interest at LIBOR plus 2.5%. Thereafter, Mountaineer will pay principal and interest over 36 months.

        On August 6, 2007, Mountaineer entered into a capital lease obligation for approximately $1.8 million to finance the purchase of 137 slot machines. The lease agreement requires repayment in 36 monthly installments of $57,618, which includes interest at 7.64% per annum. As of December 31, 2007 there was $1.6 million outstanding under this capital lease obligation.

        In September 2007, Mountaineer entered into a promissory note for $1.4 million to CIT Lending Services Corporation. The funds were used to pay for 120 slot machines transferred from Presque Isle Downs. Under the terms of the note, interest is payable monthly beginning on October 1, 2007; and pricipal is payable in 31-monthly installments of $44,977 beginning on October 1, 2007 through April 1, 2010, with the final installment to include all principal and interest. Interest on the unpaid principal balance is LIBOR plus 3.25% per annum.

        In April 1999, Scioto Downs, Inc. entered into a term loan agreement that provides for monthly payments of principal and interest of $30,025 through September 2013. The effective interest rate is 6.25% per annum. The term loan is collateralized by a first mortgage on Scioto Downs' real property facilities, as well as other personal property, and an assignment of the rents from lease arrangements. At December 31, 2007 and 2006, there was $1.7 million and $2.0 million, respectively, outstanding under the term loan. The term loan agreement contains an acceleration clause whereby the lender has the right to declare the loan immediately due and payable if, in the lender's judgment, an event has occurred which is likely to have a material adverse effect on the Company.

        Property, plant and equipment at December 31, 2007 include the following for capitalized leases:

2007
(dollars in thousands)
Equipment	$5,798
Less allowance for depreciation	(501)

$5,297

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

Annual Commitments

        Scheduled principal payments under all long-term debt and capital lease agreements at December 31, 2007 were as follows:

	Long-Term Debt	Capital Leases
	(dollars in thousands)
2008	$10,571	$634
2009	11,228	1,875
2010	278,048	1,644
2011	527	1,183
2012	126,193	—
Thereafter	262	—

Total long-term debt/minimum lease payments	426,829	5,336
Less amount representing interest	—	(170)
Less amount representing discount and premium, net	(367)	—

	426,462	5,166
Less current maturities	(10,571)	(537)

Long-term maturities	$415,891	$4,629

8. COMMITMENTS AND CONTINGENCIES

Bond Requirements

        Mountaineer is required to maintain bonds in the aggregate amount of $800,000 for the benefit of the West Virginia Lottery Commission through June 30, 2008. The bonding requirements have been satisfied via the issuance of surety bonds (collateralized by certain bank deposits) and a letter of credit. Presque Isle Downs is also required to maintain a slot machine payment bond for the benefit of the Commonwealth of Pennsylvania in the amount of $1 million. The bonding requirement has been satisfied via the issuance of a surety bond.

Operating and Land Leases

        We lease equipment, including some of our slot machines, timing and photo finish equipment, videotape and closed circuit television equipment, and certain parimutuel equipment under operating leases. For the years ended December 31, 2007, 2006, and 2005, total rental expense under these leases was approximately $0.7 million, $0.8 million, and $1.1 million, respectively.

        As discussed in Note 4, in connection with the Binion's acquisition Speakeasy Gaming of Fremont, Inc. assumed or entered into ground leases for certain portions of the acreage upon which the property is situated. The leases expire on various dates through 2074, with remaining terms ranging from 23 to 67 years and aggregate current annual rentals of approximately $6.5 million, which are subject to certain periodic increases. Effective with our takeover of Binion's operations on March 10, 2005, we commenced making the land lease payments. Because we have completed the sale of the stock of Speakeasy Gaming of Fremont, Inc., such amounts have been excluded from the future

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

minimum annual lease payments below. See Note 4 concerning limited guarantees of certain of the ground leases by the Company.

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

Future Minimum Lease Payments

        Future annual minimum payments under all material operating and land leases at December 31, 2007 were as follows:

	Operating	Land
	(dollars in thousands)
2008	$927	$85
2009	919	85
2010	753	85
2011	647	85
2012	360	85
Thereafter	16	—

Litigation

        On May 5, 2006, HHLV Management Company, LLC, an affiliate of Harrah's Entertainment, Inc., served a complaint for breach of contract against Speakeasy Gaming of Fremont, Inc. (and MTR Gaming Group, Inc. as guarantor of the obligations of Speakeasy Gaming of Fremont, Inc.). The complaint alleges that HHLV is entitled to an additional $5 million of purchase price pursuant to the Purchase Agreement by which Speakeasy Gaming of Fremont acquired Binion's Gambling Hall and Hotel. The Company and Speakeasy Gaming of Fremont, Inc. answered the complaint, generally denying liability and filed counterclaims for breach of contract, breach of duty of good faith and fair dealing, and fraudulent or intentional misrepresentations. By order filed on October 2, 2006, the court dismissed those of the Company's counterclaims that were based on fraud and bad faith, but preserved the counterclaim based on breach of contract. The parties have agreed in principal to settle the matter for $1.75 million.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

named a defendant because it is Mountaineer's parent company and allegedly conspired with the other defendants to cause Mr. Birzer's injuries.

        On December 11, 2006, Citizens Against Gambling Subsidies, purportedly a newly-formed, Pennsylvania not-for-profit corporation, filed a petition challenging the Pennsylvania Gaming Control Board's ("PGCB) November 7, 2006 Order approving the issuance of a Category 1 Slot Machine Operator's license to Presque Isle Downs. Presque Isle Downs intervened in the action and sought summary disposition as well as expedited consideration. The PGCB joined in Presque Isle Downs' motions. By order dated February 7, 2007, the Court granted the joint motions to expedite and for summary relief, quashed the petition, and relinquished jurisdiction. On February 23, 2007, the Court issued its unanimous opinion setting forth the reasons for its decision. On March 9, 2007, the petitioners filed an Application for Reargument. On April 25, 2007 the Court denied the Application for Reargument, thus ending all legal challenges to Presque Isle Downs' slot license.

        We are also party to various lawsuits, which have arisen in the normal course of our business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on our financial condition or results of operations.

Presque Isle Downs

        We incurred approximately $292 million in costs to build Presque Isle Downs, which includes land acquisition and construction costs, gaming and operations equipment, licensing fee, pre-opening expenses and all other costs associated with the project. These costs are net of $3.1 million due from the Pennsylvania Horsemen's Benevolent and Protective Association, Inc., which represents 50% of the excess costs incurred to install a synthetic track racing surface above that of a conventional racing surface. However, these costs do not reflect anticipated proceeds from the sale of excess real property holdings (we purchased land for two alternative sites for the racetrack and gaming complex and a third site pursuant to a settlement agreement with the owner of an off-track wagering facility that had challenged the issuance of our racing license) or any contributions from the local economic development authority that we believe were contemplated by Pennsylvania's gaming statue.

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

        In connection with planned infrastructure improvements at Presque Isle Downs, we were required to establish a $5.0 million escrow deposit for the benefit of the Pennsylvania Department of Transportation, of which approximately $3.9 million was returned to us on November 6, 2007. The remaining amount will be returned to us in approximately two years.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

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

        We have entered into an agreement with the Summit Township Industrial and Economic Development Authority (STIEDA) pursuant to which the Authority has agreed to apply to Erie County for certain grants contemplated by the gaming act, which would be used to fund, initially, up to $14.4 million of agreed upon on- and off-site infrastructure improvements. STIEDA has submitted applications to Erie County for the funds subject to the agreement. To date, Erie County has refused to approve the grants and STIEDA has sued Erie County to compel the distributions.

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

        In connection with the acquisition of the International Paper site, we entered into a consent order with the Pennsylvania Department of Environmental Protection (the "PaDEP") regarding a proposed environmental remediation plan for the site. The proposed plan was based upon a "baseline environmental report" and it was estimated that such remediation would cost approximately $3.0 million. The GEIDC assumed primary responsibility for the obligations under the consent order relating to the property they acquired. GEIDC has agreed to indemnify us from any breach by GEIDC of its obligation under the consent order. However, we have been advised by the PaDEP that we have not been released from liability and responsibility under the consent order. GEIDC has remediated a portion of the site. A revised estimate of the remaining remediation costs cannot be determined at this time since such a determination will be dependent upon the remaining development activities of the GEIDC.

Agreements with Horsemen and Parimutuel Clerks

        The Federal Interstate Horse Racing Act, the state racing laws in West Virginia, Ohio, Pennsylvania, Michigan and Minnesota require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a "proceeds agreement") with a representative of a majority of the horse owners and trainers and with a representative of a majority of the parimutuel clerks. In Pennsylvania, we must have an agreement with the representative of the horse owners. We have the requisite agreements in place with the Mountaineer Horsemen until December 31, 2009. With respect to the Mountaineer parimutuel clerks, we have a labor agreement in force until November 30, 2008 with automatic renewals, and a proceeds agreement through April 14, 2009. We are required to have a proceeds agreement in effect on July 1 of each year with the horsemen and the parimutuel clerks as a condition

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

to renewal of our video lottery license for such year. If no proceeds agreement is in place as of July 1 of a particular year, Mountaineer's application for renewal of its video lottery license could be denied, in which case Mountaineer would not be permitted to operate its slot machines. Additionally, the renewal of the video lottery license is a prerequisite to the renewal of the table games license. With respect to the Scioto horsemen, the agreement with the Horsemen's Benevolent & Protective Association is effective until November 29, 2012, and the agreement with the Ohio Harness Horsemen's Association provides for automatic annual renewals. Jackson Trotting Association, LLC has the requisite agreements in place until December 31, 2008. Presque Isle Downs has the requisite agreement in place with the Pennsylvania Horsemen's Benevolent and Protective Association until December 31, 2009, with automatic two-year renewals unless either party provides written notice of termination at least ninety (90) days prior to the scheduled renewal date. Presque Isle Downs and the Pennsylvania Horsemen are in discussions to extend the term of the contract to March 31, 2013. With the exception of the Mountaineer and Presque Isle Downs horsemen's agreements and the agreement between Mountaineer and the parimutuel clerks' union described above, each of the agreements referred to in this paragraph may be terminated upon written notice by either party. North Metro Harness has entered into a horsemen's agreement effective for a term of six years from the date of commencement of racing operations.

Officer Employment Agreement and Deferred Compensation Agreement

        On October 19, 2006, we entered into a two-year employment agreement with our President and Chief Executive Officer, Edson R. Arneault. The two-year term of the employment agreement commenced on January 1, 2007. The employment agreement provides for, among other things, (i) an annual base salary of $1,140,000, (ii) a semi-annual bonus of $50,000, (iii) an annual performance bonus equivalent to a minimum of 75% of the annual base salary and up to 200% of the annual base salary, based on the achievement of certain performance criteria as approved by our Board of Directors, (iv) the payment of health insurance, other employee benefits and certain fringe benefits, and (v) the non-exclusive option to purchase a company-owned residence (for the higher of the fair market value or the Company's net book value).

        Upon the termination of Mr. Arneault's previous employment agreement, all outstanding obligations, including but not limited to the amounts owed under the annual bonus and long-term bonus provisions, were paid into a Rabbi Trust in May of 2007.

        The employment agreement provides that if Mr. Arneault's period of employment is terminated by reason of death or physical or mental incapacity, we will continue to pay Mr. Arneault or his estate the compensation otherwise payable to him for a period of two years. If his period of employment is terminated for a reason other than death or physical or mental incapacity or for cause, we will continue to pay Mr. Arneault the compensation that otherwise would have been due him for the remaining period of the employment agreement. If Mr. Arneault's period of employment is terminated for cause, we will have no further obligation to pay him, other than compensation unpaid at the date of termination.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

        On October 19, 2006, we also entered into an amendment to the deferred compensation agreement with Mr. Arneault dated as of January 1, 1999. The amendment provides that if Mr. Arneault's employment is terminated other than for cause, or if the new employment agreement expires, we will pay the premiums for insurance policies underlying the deferred compensation agreement until Mr. Arneault reaches the age of sixty-five (65). Pursuant to the terms of this agreement, the Company purchased a life insurance policy on Mr. Arneault's life (face amount of $4.3 million and annual premium of $150,000). The owner of the policy is the Company.

Other Employment Agreements and Deferred Compensation Agreements

        We also entered into various employment agreements during 2007 and 2006 with other employees. We also entered into an additional deferred compensation agreement dated June 1999 whereby we purchased life insurance on an employee's life (aggregate face amount of $763,000 and aggregate annual premiums of $37,000). The owner of the policy is the Company. The employee will also be entitled, after the Company recoups the aggregate premiums paid, to an annual benefit, as defined, upon retirement, death or termination from the cash value of the insurance policies.

9. RETIREMENT PLANS

        Mountaineer has a qualified defined contribution plan covering substantially all of its employees. The plan was ratified retroactively on March 18, 1994 by West Virginia legislation. Plan contributions are based on 1/4% of the race track and simulcast wagering handles, and approximately 1/2% of the net win from gaming operations beginning March 18, 1994. Effective in July 2005, West Virginia legislation increased the portion of the racetracks' net win that is contributed into the Plan from 1/2% to 1%, which is applied to the net win until the racetrack reaches its Excess Net Terminal Income threshold. For Mountaineer, the threshold is fixed at approximately $160.0 million. Contributions to the plan for the years ended December 31, 2007, 2006 and 2005 were $1.9 million, $2.2 million and $1.9 million, respectively.

        Scioto Downs sponsors a noncontributory defined-benefit plan covering all full-time employees meeting certain age and service requirements. On May 31, 2001, the plan was amended to freeze eligibility, accrual of years of service and benefits. Scioto Downs' pension income amounted to $50,000, $42,000 and $34,000 for 2007, 2006 and 2005, respectively. As of December 31, 2007, the fair value of the plan assets were $1.5 million and benefit obligations were $1.1 million, resulting in an over-funded status approximating $.04 million. As of December 31, 2006 and 2005, the funded status excess was $0.4 million and $0.3 million, respectively. During 2007, 2006 and 2005, we did not make cash contributions to the Scioto Downs pension plan.

        Scioto Downs also has a 401(k) savings plan covering substantially all full-time employees. Scioto Downs expensed matching contributions of $39,000, $49,000 and $47,000 in 2007, 2006, and 2005, respectively.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. OTHER ACCRUED LIABILITIES

        Other accrued liabilities consisted of the following at December 31:

	2007	2006
	(dollars in thousands)
HHLV Management Company, LLC.	$1,750	$5,000
Other	9,985	6,202

	$11,735	$11,202

11. ADVERTISING COSTS

        Advertising costs for the years ended December 31, 2007, 2006 and 2005 were $18.8 million, $9.8 million and $9.0 million, respectively, net of advertising grants received from the State of West Virginia of $1.4 million, $1.0 million and $1.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

12. SHAREHOLDERS' EQUITY

Limitations on Dividends

        The Company is prohibited from paying any dividends without our lenders' consent. The Company currently intends to retain all earnings, if any, to finance and expand its operations.

Common Stock

        During 2007 and 2005, the Company repurchased 85,000 and 1,281,200 shares of its common stock in market transactions pursuant to SEC Rule 10b-18 for $654,000 and $10,997,000, respectively. These shares were canceled and returned to authorized but unissued status upon their repurchase. There were no stock repurchases during 2006.

Stock Options

        The Company granted nonqualified options to purchase 70,000, 40,000 and 35,000 shares of its common stock to employees pursuant to employment agreements during 2007, 2006 and 2005, respectively.

        On April 19, 2007, the Company's Board of Directors adopted, and on June 19, 2007 its shareholders ratified, the Company's 2007 Stock Incentive Plan. The Board has reserved 400,000 shares of common stock for issuance pursuant to the exercise of options issued under the Plan. On June 26, 2007, pursuant to the Plan, the Company's Compensation Committee granted to eighteen employees options to purchase a total of 143,000 shares of common stock at a purchase price of $14.79 per share, the NASDAQ Official Close Price on that date. The options have a term of ten years, some of which vest two years after the date of grant and some of which vest on January 1, 2009.

        On April 27, 2007, the Company's Compensation Committee granted to eighteen employees options to purchase a total of 133,000 shares of common stock at a purchase price of $16.27 per share, the NASDAQ Official Close Price on that date. The options have a term of ten years, some of which vest two years after the date of grant and some of which vest on January 1, 2009.

        Additionally, in 2005 the Company granted nonqualified options to purchase 190,000 shares of common stock to employees pursuant to the 2004 Employee Stock Incentive Plan. The exercise price

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SHAREHOLDERS' EQUITY (Continued)

was $11.30 per share, which was the market price on the date of grant as quoted on the NASDAQ stock market. The options vest immediately and have a term of ten years.

        On July 21, 2005, the Company's shareholders ratified the 2005 Stock Incentive Plan and reserved 200,000 shares of common stock for issuance under the plan. No options or shares have been granted under the 2005 plan.

        Stock option activity during each of the three years ended December 31 is summarized as follows:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in years)	(in thousands)
Balance, December 31, 2004	1,137,500	$2.50 – $15.00	$4.21
Granted	225,000	$6.64 – $11.40	$9.02
Canceled	—	—	—
Exercised	(112,116)	$2.50 – $8.00	$4.79
Expired	—	—	—

Balance, December 31, 2005	1,250,384	$2.50 – $15.00	$6.66
Granted	40,000	$9.58	$9.58
Canceled	(55,000)	$7.30 – $11.40	$8.24
Exercised	(60,850)	$2.50 – $9.02	$6.72
Expired	(25,000)	$10.85	$10.85

Balance, December 31, 2006	1,149,534	$2.50 – $15.00	$6.59
Granted	346,000	$11.41 – $16.27	$14.73
Canceled	(50,000)	$7.30 – $9.85	$8.58
Exercised	(54,734)	$7.30 – $13.60	$8.96
Expired	—	$—	$—

Balance, December 31, 2007	1,390,800	$2.50 – $16.27	$8.45	5.40	$2,016

Exercisable, December 31, 2007	1,014,800	$2.50 – $15.00	$6.30	3.96	$2,016

        The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercised during 2007, 2006 and 2005 was $245,000, $224,000 and $833,000, respectively. Shares issued for stock option exercises are issued from authorized, unissued shares.

        Net cash proceeds from the exercise of stock options were $491,000, $409,000 and $703,000 for 2007, 2006 and 2005, respectively. The income tax benefit realized from stock options exercised totaled $54,000, $79,000 and $247,000, respectively, for the same periods.

        The weighted average grant date fair value of the 346,000 and 40,000 options granted during 2007 and 2006 was $2,583,000 and $222,000, respectively. The fair value of the 10,000 and 63,343 options vested during 2007 and 2006 was $52,000 and $348,000. The total compensation cost related to nonvested awards not yet recognized was $1,741,000 and $204,000 at December 31, 2007 and 2006, respectively. This cost is expected to be recognized over the remaining vesting periods which will not exceed three years.Total stock compensation expense recognized during 2007 and 2006 was $1,046,000 ($680,000 net of tax) and $157,000 ($102,000 net of tax), respectively.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES

        The income tax (benefit) provision attributable to continuing and discontinued operations is as follows:

	2007	2006	2005
	(dollars in thousands)
Continuing operations	$(2,115)	$7,058	$6,271
Discontinued operations	(2,891)	(1,969)	(448)

	$(5,006)	$5,089	$5,823

        The income tax (benefit) provision for income taxes attributable to income (loss) from continuing operations before income taxes during each of the three years ended December 31 is summarized as follows:

	2007	2006	2005
	(dollars in thousands)
Current Federal	$757	$12,029	$8,688
Deferred Federal	(2,872)	(4,971)	(2,417)

Provision for income taxes	$(2,115)	$7,058	$6,271

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2007
(dollars in thousands)
Balance January 1, 2007	$465
Reductions related to a lapse of applicable statute of limitations	(47)

Balance December 31, 2007	$418

        Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax positions are recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 also requires that amounts recognized in the balance sheet related to uncertain tax positions be classified as a current or noncurrent liability, based upon the expected timing of the payment to a taxing authority.

        As a result of the implementation of FIN 48, we recognized an increase in our accrued income tax liabilities of $986,000, which was accounted for as a $404,000 reduction to the January 1, 2007 balance of retained earnings and a $582,000 increase in deferred tax assets. Included in the increase in accrued income tax liabilities is approximately $602,000 of accrued interest. The liability for unrecognized tax benefits was approximately $465,000 as of January 1, 2007. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $94,000. We do not expect a significant increase or decrease to the total amount of unrecognized tax benefits within the next twelve months.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        A reconciliation of the expected statutory federal income tax (benefit) provision to the provision for income taxes during each of the years ended December 31 was as follows:

	2007	2006	2005
Provision for income taxes at a federal statutory rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
Permanent items not deductible for income tax purposes	(7.3)	13.0	3.5%
Deferred tax adjustment	—	—	2.0
Interest expense (net of tax)	(2.5)	—	—
Other	(.6)%	—	2.4

Provision for income taxes	24.6%	48.0%	42.9%

        The increase in 2006 in the permanent items not deductible for income tax purposes resulted primarily for the payments of nondeductible expenses in the amount of $3.1 million related to our support of a slot referendum in Ohio. In addition, we determined that certain tax deductions associated with the exercise of employee stock options may be subject to limitation and not be deductible under Internal Revenue Code Section 162(m). Accordingly, we recorded additional federal income tax liability of $3.0 million and correspondingly reduced additional paid-in capital for the tax benefits during the year ended December 31, 2006.

        Significant components of our net deferred taxes at December 31 were as follows:

	2007	2006
	(dollars in thousands)
Deferred tax assets:
Accrued liabilities	$727	$702
Deferred compensation	4,090	3,389
Basis difference in property and equipment	—	—
Net operating loss carryforward	1,601	1,197
Deferred expenses	2,425	1,110
Stock based compensation	421	55
Interest	327	—
Other	456	199

	10,047	6,652
Valuation allowance	(781)	(343)

Deferred tax assets	$9,266	$6,309

Deferred tax liabilities:
Prepaid pension	$(137)	$(123)
Basis difference in property and equipment	(2,423)	(2,637)
Tax depreciation in excess of book	(6,175)	(6,496)
Other	(43)	(3)

Deferred tax liabilities	$(8,778)	$(9,259)

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        A valuation allowance of $781,000 and $343,000 was provided at December 31, 2007 and 2006, respectively for state deferred tax benefits. During 2007 we recognized interest expense related to uncertain tax positions of approximately $217,000.

        At December 31, 2007, the Company has, for federal income tax purposes, approximately $59,000 in alternative minimum tax credit carryforwards and approximately $3.0 million in net operating loss carryforwards. The net operating loss carryforwards expire over the years 2010 through 2022. The use of the net operating loss carryforwards will be limited by Section 382 of the Internal Revenue Code. The alternative minimum tax credit can be carried forward indefinitely. The Company has state net operating loss carryforwards of $5,375,000 that begin to expire in 2024. The Company is no longer subject to federal and state income tax examinations for years before 2004.

14. QUARTERLY DATA (UNAUDITED)

	Quarter Ended
	March 31(1)	June 30	September 30	December 31
	(dollars in thousands)
2007:
Revenues	$93,307	$118,935	$120,488	$103,808
Less promotional allowances	(1,320)	(1,604)	(1,895)	(1,827)

Net revenues	91,987	117,331	118,593	101,981
Operating expenses	84,774	107,771	108,801	102,131
Operating income (loss)	7,213	9,560	9,792	(150)
Income (loss) from continuing operations(2)	525	290	822	(7,915)
Net income (loss)	$559	$(502)	$(2,843)	$(8,573)
Basic net income per common share
Income from continuing operations	$0.02	$0.01	$0.03	$(0.29)
Net income	$0.02	$(0.02)	$(0.10)	$(0.31)
Diluted net income per common share
Income from continuing operations	$0.02	$0.01	$0.03	$(0.29)
Net income	$0.02	$(0.02)	$(0.10)	$(0.31)
Weighted average shares outstanding—basic	27,523,289	27,544,955	27,559,076	27,523,584
Weighted average shares outstanding—diluted	27,864,146	27,892,529	27,867,281	27,523,584

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. QUARTERLY DATA (UNAUDITED) (Continued)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands)
2006:
Revenues	$77,606	$81,141	$85,464	$73,966
Less promotional allowances	(1,139)	(1,295)	(1,423)	(1,286)

Net revenues	76,467	79,846	84,041	72,680
Operating expenses	67,743	73,825	75,167	66,105
Operating income	8,724	6,021	8,874	6,575
Income from continuing operations(2)	3,242	1,111	1,571	1,912
Net income	$3,353	$472	$103	$518
Basic net income per common share
Income from continuing operations	$0.12	$0.04	$0.05	$0.07
Net income	$0.12	$0.02	$0.00	$0.02
Diluted net income per common share
Income from continuing operations	$0.12	$0.04	$0.05	$0.07
Net income	$0.12	$0.02	$0.00	$0.02
Weighted average shares outstanding—basic	27,446,878	27,494,705	27,498,026	27,500,050
Weighted average shares outstanding—diluted	27,730,623	27,758,279	27,731,067	27,807,840

(1)
Presque Isle Downs commenced operations on February 28, 2007

(2)
Continuing operations exclude the operating results for Binion's

Common Stock Prices

	Per Quarter
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2007:
High	$13.42	$16.72	$15.99	$9.40
Low	11.26	13.02	9.25	6.03
2006:
High	$10.41	$10.42	$9.50	$12.49
Low	9.75	9.10	7.36	9.24

MTR GAMING GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B Balance at Beginning of Period	Column C Additions(1)	Column D Deductions(2)	Column E Balance at End of Period(3)
Year ended December 31, 2007:
Allowance for doubtful accounts receivable	$129,000	$230,000	$225,000	$135,000
Year ended December 31, 2006:
Allowance for doubtful accounts receivable	$121,000	$164,000	$156,000	$129,000
Year ended December 31, 2005:
Allowance for doubtful accounts receivable	$91,000	$339,000	$309,000	$121,000

(1)
Amounts charged to costs and expenses.

(2)
Uncollectible accounts written off, net of recoveries.

(3)
Includes discontinued operations—Binion's Gambling Hall & Hotel

EXHIBIT INDEX

EXHIBIT NO.	ITEM TITLE
3.1	Restated Certificate of Incorporation for Winner's Entertainment, Inc. dated August 17, 1993 (incorporated by reference to our Form 10-K for the fiscal year ended December 31, 1993).
3.2	Amended By Laws (incorporated by reference to our report on Form 10-Q for the quarter ended September 30, 2007).
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Winner's Entertainment, Inc. dated October 10, 1996 (incorporated by reference to our report on Form 8-K filed November 1, 1996).
4.1	Excerpt from Common Stock Certificates (incorporated by reference to our report on Form 10-K filed March 30, 2001).
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
4.10
Registration Rights Agreement dated May 25, 2006, executed by the Company, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc., Speakeasy Gaming of Fremont, Inc., Jackson Racing, Inc. and MTR-Harness, Inc. (incorporated by reference to our report on Form 8-K filed May 26, 2006).

4.11
Supplemental Indenture to Indenture dated March 25, 2003 by and among the Company, certain wholly-owned subsidiaries of the Company (as Guarantors) and Wells Fargo Bank, N.A. (as Trustee) dated June 1, 2007 (incorporated by reference to our report on Form 8-K filed June 4, 2007).
4.12
Supplemental Indenture to Indenture dated May 25, 2006 by and among the Company, certain wholly-owned subsidiaries of the Company (as Guarantors) and Wells Fargo Bank, N.A. (as Trustee) dated June 1, 2007 (incorporated by reference to our report on Form 8-K filed June 4, 2007).
4.13
Supplemental Indenture dated June 15, 2007, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of March 25, 2003 (incorporated by reference to our report on Form 8-K filed June 18, 2007).
4.14
Supplemental Indenture dated June 15, 2007, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of May 25, 2006 (incorporated by reference to our report on Form 8-K filed June 18, 2007).
4.15
Supplemental Indenture dated March 7, 2008, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of March 25, 2003 (filed herewith).
4.16
Supplemental Indenture dated March 7, 2008, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of May 25, 2006 (filed herewith).
10.1	MTR Gaming Group, Inc. 2002 Employee Stock Incentive Plan (incorporated by reference to our report on Form 10-Q for the quarter ended September 30, 2002).
10.2
Agreement dated January 7, 2004 between Mountaineer Park, Inc. and Racetrack Employees Union Local No. 101 [schedules omitted] (incorporated by reference our report on Form 10-Q for the quarter ended March 31, 2004).
10.3
Member Control Agreement of North Metro Harness Initiative, LLC dated as of June 8, 2004 by and among Southwest Casino and Hotel Corp., MTR-Harness, LLC, and MTR Gaming Group, Inc. (incorporated by reference to our report on Form 10-Q for the quarter ended June 30, 2004).
10.4	2004 Stock Incentive Plan (Incorporated by reference to our Proxy Statement filed June 18, 2004).
10.5	2005 Stock Incentive Plan (incorporated by reference to our Proxy Statement filed June 17, 2005).
10.6
Universal Lease Agreement dated December 5, 2005 by and between Jackson Trotting Association, LLC and Jackson County Fairgrounds (incorporated by reference to our report on Form 10-K for the year ended December 31, 2005).
10.7	Employment Agreement dated October 19, 2006, by and between the Company and Edson R. Arneault (incorporated by reference to our report on Form 8-K filed October 24, 2006).
10.8
Second Amendment to Deferred Compensation Agreement dated October 19, 2006, by and between the Company and Edson R. Arneault (incorporated by reference to our report on Form 8-K filed October 24, 2006).

10.9
Purchase and Sale Agreement dated February 9, 2007, by and between Speakeasy Gaming of Las Vegas, Inc. and Mandekic Companies, LLC (incorporated by reference to our report on Form 8-K filed February 14, 2007).
10.10
Agreement dated December 16, 2006 by and between Mountaineer Park, Inc. and Mountaineer Park Horsemen's Benevolent and Protective Association, Inc. (incorporated by reference to our report on Form 10-K filed April 2, 2007).
10.11
Agreement dated February 22, 2007 by and between Presque Isle Downs, Inc. and the Pennsylvania Horsemen's Benevolent and Protective Association Inc. (incorporated by reference to our report on Form 10-K filed April 2, 2007).
10.12
Fifth Amended and Restated Credit Agreement dated September 22, 2006, by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to our report on Form 8-K filed September 27, 2006)
10.13
First Amendment to Fifth Amended and Restated Credit Agreement dated June 19, 2007, by and among the Company, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Company), and Wells Fargo Bank, National Association (incorporated by reference to our report on Form 8-K filed June 22, 2007).
10.14
Second Amendment to Fifth Amended and Restated Credit Agreement dated March 31, 2008 by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (filed herewith).
10.15	Revolving Credit Note dated March 31, 2008, executed by the Company, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc. (filed herewith).
10.16	Stock Purchase Agreement dated June 26, 2007, by and between the Company and TLC Casino Enterprises, Inc. (incorporated by reference to our report on Form 8-K filed June 18, 2007).
10.17	Employment Agreement dated August 15, 2007, executed by the Company and John W. Bittner, Jr. (incorporated by reference to our report on Form 10-Q for the quarter ended September 30, 2007).
10.18	Employment Agreement dated August 15, 2007, executed by the Company and Patrick J. Arneault (incorporated by reference to our report on Form 10-Q for the quarter ended September 30, 2007).
10.19	2007 Stock Incentive Plan (incorporated by reference to our Proxy Statement filed April 30, 2007).
10.20	Asset Purchase and Sale Agreement dated January 11, 2008, by and between the Company and Lucky Lucy D LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.21	Real Property Purchase and Sale Agreement dated January 11, 2008, by and between the Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.22	Master Lease dated January 11, 2008, by and between Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).

10.23	Termination Agreement dated January 11, 2008, by and between Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.24
Amendment dated February 29, 2008, to Stock Purchase Agreement dated June 26, 2007, by and among the Company and TLC Casino Enterprises, Inc. (incorporated by reference to our report on Form 8-K filed March 6, 2008).
14.1	Code of Ethics and Business Conduct of the Company (incorporated by reference to our report on Form 10-K for the year ended December 31, 2003).
14.2	Amendment to the Company's Code of Ethics and Business Conduct (incorporated by reference to our report on Form 8-K filed April 24, 2007).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Certification of Edson R. Arneault pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Edson R. Arneault in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of John W. Bittner, Jr. in accordance with 18 U.S.C. Section 1350 (filed herewith).

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS.
  ITEM 1A. RISK FACTORS.
  ITEM 1B. UNRESOLVED STAFF COMMENTS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG MTR GAMING GROUP, INC., NASDAQ MARKET INDEX AND SIC CODE INDEX
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES.
Report of Independent Registered Public Accounting Firm
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES.
SIGNATURES
MTR GAMING GROUP, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MTR GAMING GROUP, INC. CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share amounts)
MTR GAMING GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in thousands, except per share amounts)
MTR GAMING GROUP, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (dollars in thousands)
MTR GAMING GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
MTR GAMING GROUP, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
EXHIBIT INDEX