Form 10-K/A
period 2007-12-31
MTR GAMING GROUP INC
filed 2008-04-29
CIK 834162

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

         Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

         Our common stock outstanding at April 28, 2008 was 27,475,260 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A (the "Amendment") amends the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed on April 3, 2008 (the "Original Filing"). The Registrant is filing the Amendment solely for the purpose of amending and restating Part III (Items 10, 11, 12, 13 and 14) to provide disclosure that previously was to be incorporated by reference to the registrant's definitive Proxy Statement for the 2008 Annual Meeting of Stockholders. No attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the Original Filing. This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events.

i

ii

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The following table sets forth information regarding the directors and executive officers of the Company:

Name	Age	Position and Office Held
Edson R. Arneault	61	President, Chief Executive Officer, Chairman of the Board
Robert A. Blatt(4)	67	Vice Chairman of the Board
James V. Stanton(1)(3)	76	Director
Donald J. Duffy(1)(2)(3)	40	Director
LC Greenwood(2)(3)	61	Director
Richard Delatore(1)(3)	68	Director
John W. Bittner, Jr.	55	Chief Financial Officer
Kenneth P. Zern	43	Chief Accounting Officer
David R. Hughes	45	Executive Vice President of Strategic Operations
William H. Robinson	64	VP and COO of Speakeasy Gaming of Las Vegas, Inc.
Steven D. Overly	50	Vice President of Business & Legal Affairs
Patrick J. Arneault	43	Vice President, Mountaineer and Presque Isle Downs
Richard Knight	60	President, CEO & General Manager, Presque Isle Downs, Inc.
Dawn Clayton	45	Executive VP of Gaming Operations, Mountaineer Park, Inc.
Rose Mary Williams	51	Secretary

(1)
Member of the Audit Committee

(2)
Member of the Compensation Committee

(3)
Member of the Nominating Committee

(4)
Member of the Finance Committee

BUSINESS EXPERIENCE

        Edson R. Arneault, 61, has been a director of the Company since January 1992 and has served as our President and Chief Executive Officer since April 26, 1995. Mr. Arneault has served as the Chairman of the Company's Board of Directors since 1995. He is also an officer and director of our subsidiaries. Mr. Arneault is a certified public accountant, and served as a tax partner with Seidman and Seidman (now "BDO Seidman LLP"), a public accounting firm, in Grand Rapids, Michigan, from 1977 to 1980. Mr. Arneault was employed as a certified public accountant by Arthur Andersen in the tax department of its Cleveland office from 1972 to 1976. Mr. Arneault is a member of the Michigan Association of Certified Public Accountants. Mr. Arneault received his Bachelor of Science in Business Administration from Bowling Green University in 1969, his Master of Arts from Wayne State University in 1971, and his Masters in Business Administration from Cleveland State University in 1978. Mr. Arneault serves on the Board of Directors of Make a Wish Foundation of Northern West Virginia, West Virginia Independent Colleges and Universities, Inc., West Virginia Jobs Investment Trust (a gubernatorial appointment), the West Virginia Hospitality and Tourism Association and the West Virginia Business Roundtable (of which he also serves as Vice Chairman).

        Robert A. Blatt, 67, has been a director of the Company since September 1995 and was a Vice President from 1999 until April of 2007, when he became Vice Chairman. Mr. Blatt is also a Director and Assistant Secretary of Mountaineer, and Chairman of our Finance Committee. Mr. Blatt is the Chief Executive Officer and managing member of New England National, L.L.C. ("NEN") and a member of the board of directors of AFP Imaging Corporation. Since 1979 he has been chairman and majority owner of CRC Group, Inc., and related entities, a developer, owner, and operator of shopping centers and other commercial properties, and from 1985 until its initial public offering in 2006, a member (seat owner) of the New York Stock Exchange, Inc. From 1959 through 1991, Mr. Blatt served as director, officer or principal of numerous public and private enterprises. Mr. Blatt received his Bachelor of Science in Finance from the University of Southern California in 1962 and his Juris Doctor from the University of California at Los Angeles in 1965. He is a member of the State Bar of California.

        James V. Stanton, 76, has been a director of the Company since February 1998 and serves on our Audit Committee, Nominating Committee and as Chairman of our Compliance Committee. Mr. Stanton is also a director of Try It Distributing Co., a privately held corporation. Mr. Stanton has his own law and lobbying firm, Stanton & Associates, in Washington, D.C. From 1971-1978, Mr. Stanton represented the 20th Congressional District of Ohio in the United States House of Representatives. While in Congress Mr. Stanton served on the Select Committee on Intelligence, the Government Operations Committee, and the Public Works and Transportation Committee. Mr. Stanton has held a wide variety of public service positions, including service as the youngest City Council President in the history of Cleveland, Ohio and membership on the Board of Regents of the Catholic University of America in Washington, D.C. Mr. Stanton is also former Executive Vice President of Delaware North, a privately held international company which, during Mr. Stanton's tenure, had annual sales of over $1 billion and became the leading parimutuel wagering company in the United States, with worldwide operations including horse racing, harness racing, dog racing, and Jai-Lai. Delaware North also owned the Boston Garden and the Boston Bruins hockey team. From 1985-1994, Mr. Stanton was a principal and co-founder of Western Entertainment Corporation, which pioneered one of the first Native American Gaming operations in the United States, a 90,000 square foot bingo and casino gaming operation located on the San Manuel Indian Reservation in California, which generated annual revenues in excess of $50 million. Mr. Stanton also serves on the Boards of Directors of the Federal Home Loan Bank of Atlanta and of Lottery and Wagering Solutions, Inc.

        Donald J. Duffy, 40, has been a director of the Company since June 2001 and serves as Chairman of our Compensation Committee, Chairman of our Audit Committee and as a member of the Nominating Committee. Mr. Duffy is presently a director and president of Integrated Corporate Relations, an investor relations and consulting firm. Mr. Duffy co-founded Meyer, Duffy & Associates in 1994 and Meyer Duffy Ventures in 1999. At Meyer Duffy, Mr. Duffy played an integral role in numerous seed and early stage companies. His expertise is focusing on the development and implementation of business plans including financial forecasting and analysis, management team development, corporate strategy and capital formation. Prior to co-founding Meyer, Duffy & Associates, Mr. Duffy was a Senior Vice President at Oak Hall Capital Advisors where he specialized in investments in the leisure, gaming and technology markets. Prior to Oak Hall, Mr. Duffy was an investment fund partner at Sloate, Weisman, Murray & Company, specializing in investments in the leisure, gaming, technology and retail markets. Mr. Duffy is a graduate of St. John's University.

        LC Greenwood, 61, has been a director of the Company since November 2002 and serves on our Compensation Committee and on our Nominating Committee. Mr. Greenwood was born in Canton Mississippi, went to Roger High in Canton and was granted an Academic Athletic Scholarship to Arkansas AM & N in Pine Bluff, where he received his Bachelor of Science Degree. After college Mr. Greenwood played thirteen years as a Defensive End with the World Champion Pittsburgh Steelers, won four Super Bowls, was named a member of every All Pro Team during the 1970s, was also All Pro seven times, and played in six Pro Bowls. Today Mr. Greenwood is President of Greenwood Enterprises, a coal and natural gas marketing company; Greenwood/McDonald Supply Co., an electrical supply company; and President/Owner of Greenwood Manufacturing Co., a manufacturer and distributor of packing products. Among Mr. Greenwood's awards are the Worthen Sport Award, Professional Athlete of the Year in Little Rock, Arkansas, Outstanding Achievement Award, Canton,

Mississippi, 1975, Key to the City of Canton, MS and to the State of Mississippi, Key to the State of West Virginia, 25th Anniversary Super Bowl Team, 100 Year Black College All American Team, Arkansas Hall of Fame, and member of the 75th Silver Anniversary Super Bowl Team. In 1975 March 24th was declared "LC Greenwood Day" in Canton, Mississippi. Mr. Greenwood is a Life Member of the N.A.A.C.P. and a Member of AFTRA-American Federation of Television and Radio Artists. He worked on the Miller Lite Campaign, performing in television commercials and promotions for ten years and has been involved in numerous commercials and industrial films since 1971 to the present, including over ten national commercials and numerous local commercials.

        Richard Delatore, 68, has been a director of the Company since June 2004. Mr. Delatore serves as a member of our Audit Committee and is the Chairman of our Nominating Committee. Mr. Delatore is presently a Vice President with Schiappa & Company which is involved in the coal mining and hauling business and located in Wintersville, Ohio (since 2002) and is a Vice President (since 2005) of Ohio-Rail Corporation, a short line railroad operating in Southeast Ohio. Mr. Delatore is also a coal and timber consultant in Steubenville, Ohio (since 1970), and served as a commissioner on the Board of Commissioners in Jefferson County, Ohio from 2000 to 2004. Mr. Delatore owned, bred and raced thoroughbred horses from 1978 to 1992 and was a member of the Ohio State Racing Commission from 1995 to 1999. Mr. Delatore chaired the Medication Committee of the Ohio State Racing Commission in 1999. He was also a member of the Steubenville City School Board of Education from 1993 to 2000 and a member of the Jefferson County Joint Vocational School Board of Education from 1995 to 1998. Mr. Delatore was designated the "Italian American of the Year" for 2006 by the Upper Ohio Italian Heritage Festival. Mr. Delatore received his Bachelor of Science degree in Business Administration from Franciscan University of Steubenville, Ohio in 1970.

        John W. Bittner Jr., 55, was appointed Chief Financial Officer of the Company on January 9, 2002. Prior to joining the Company, Mr. Bittner was a Partner at Ernst & Young, LLP and was with Ernst & Young, LLP from 1975 to 2000. While at Ernst & Young, LLP Mr. Bittner provided accounting, auditing and business advisory services to privately and publicly held organizations in a variety of industries. During 2001, Mr. Bittner was an accounting and financial consultant. Mr. Bittner is a CPA licensed in Pennsylvania. Mr. Bittner received his Bachelor of Science degree in Accounting from Duquesne University in 1975. Mr. Bittner is a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

        Kenneth P. Zern, 43, was appointed Chief Accounting Officer of the Company on August 1, 2006. Previously, he was the Financial Controller of Mountaineer since joining the Company in June 2004. Prior to joining the Company, Mr. Zern was Senior Director of Financial Reporting and Accounting with Interstate Hotels & Resorts, Inc., a publicly-traded, hotel management company in Pittsburgh, Pennsylvania, and was with Interstate from 1993 to 2003. From 1987 to 2003, he worked for the public accounting firm of PricwaterhouseCoopers LLP providing accounting and auditing services to privately and publicly held companies in a variety of industries. Mr. Zern received Bachelor of Science degree in Accounting from Duquesne University in 1986.

        David R. Hughes, 45, joined the Company in January 2003 as Chief Operating Officer of Mountaineer, a position he held until January 2007. He currently serves as Executive Vice President Strategic Operations of MTR Gaming. Mr. Hughes has 24 years of operational and financial experience with executive experience in the gaming and hospitality industry. Prior to joining the Company he served as CFO of Penn National Gaming's Charles Town Races & Slots property in Charles Town, West Virginia. Prior to his position with Penn National, Mr. Hughes held senior executive operational and financial management positions with major gaming companies throughout the United States. His destination resort experience includes key operating and financial positions with Resorts Hotel and Casino, Mohegan Sun Casino, Trump Plaza Hotel and Casino and the Sands Hotel and Casino. He holds a Bachelor of Science Degree in Business Administration and Accounting from Stockton State College and is a Certified Public Accountant.

        William H. Robinson, 64 was appointed Vice President and Chief Operating Officer of Speakeasy Gaming of Las Vegas, Inc. and Speakeasy Gaming of Fremont, Inc. in March, 2006. Since March 2008, following the sale of Speakeasy Gaming of Fremont, Inc., Mr. Robinson has continued to serve only in his capacity as Vice President and Chief Operating Officer of Speakeasy Gaming of Las Vegas, Inc. Mr. Robinson served as Vice President (and Senior Vice President) of Casino Operations and Table Games at Tropicana Resort and Casino in Las Vegas from January 2002 to March 2006 and at Sun International with primary responsibility for supervising the surveillance and internal control areas of the Atlantis Resort and Casino in the Bahamas, and the Resorts International Resort in Atlantic City, from March 1999 to November 2000. Mr. Robinson also served as President of Louisiana's land-based Gaming Control Board from 1993 to 1994. He holds Bachelor of Science degrees from Marshall University (Journalism, 1969) and the University of Las Vegas (Accounting, 1976) and a Juris Doctor degree from the University of San Diego Law School (1989).

        Patrick J. Arneault, 43, joined Mountaineer Park, Inc. in February 2000. He serves as Vice President of Development of Mountaineer and Presque Isle Downs. Previously, he concentrated on facility maintenance and construction project management. He received a BBA in finance and a minor in Military History from Kent State University in 1989. Mr. Arneault served in the United States Army from 1987 to 1997, as a Platoon Leader 24thInfantry Division and as a Battery Commander 11th ADA Brigade. His final assignment was as a Systems Integrator, U.S. Army, Washington D.C. Mr. Arneault is also a member of the Ohio Oil and Gas Association and the Hancock County West Virginia Rotary. Patrick Arneault is the brother of Edson R. Arneault, our President, Chief Executive Officer and Chairman of the Board.

        Richard Knight, 61 was appointed President and Chief Executive Officer of Presque Isle Downs, Inc., in October 2006. Mr. Knight was a self-employed professional trader of stocks, bonds and futures from 1998 to 2006. Mr. Knight was President and CEO at the Sands Hotel and Casino in Atlantic City, New Jersey from 1997 to 1998 and held Executive Vice President and COO positions with Hollywood Casino Corporation in Aurora, Illinois, Tunica, Mississippi and Dallas, Texas from 1992 to 1998. He also held Senior Vice President, COO and Controller positions with Bally Manufacturing Corporation in Atlantic City and Chicago from 1979 to 1992. Mr. Knight received Bachelor of Science degrees in Hotel Administration from the University of Nevada, Las Vegas (1974), and in Business Administration from the University of Arkansas (1970).

        Dawn Clayton, 45 was appointed Vice President of Gaming Operations at Mountaineer Park in January 2007. Ms. Clayton was employed by the Tropicana Casino and Resort in Atlantic City from 2000 to 2007 as Executive Vice President of Casino Gaming Operations and from 1998 to 2000 as Casino Manager-Assistant Vice President. She received an Associate in Arts Degree in Psychology from Atlantic Cape Community College (2001) and a Bachelor of Arts Degree in Psychology from Richard Stockton College of New Jersey (2003).

        Steven D. Overly, 50 was appointed Vice President-Business and Legal Affairs of the Company in January 2007. Mr. Overly served as Vice President and General Counsel of American Casino & Entertainment Properties, LLC in Las Vegas from 2005 to 2007. He served as the President, CEO and Secretary (from 2000 to 2005) and as the Senior Vice President, General Counsel and Secretary (from 1998 to 2000) of International Wireless Communications Holdings Corp., Morgan Hill, California, which is engaged in the telecommunications industry. Mr. Overly also served, in 2004, as Vice President, Chief Financial Officer, General Counsel and Secretary of NUI Corporation of Bedminster, New Jersey, a company engaged in the utilities industry. He also served as Senior Vice President, Chief Financial Officer, General Counsel and Secretary (from 2001 to 2003) and Senior Vice President, Human Resources, General Counsel and Secretary (from 2000 to 2001) of Cirrus Logic, Inc. of Austin, Texas, a company engaged in the semiconductor industry. Mr. Overly received a Bachelor of Arts Degree in Political Science from Gettysburg College (1979), a Master of Public Administration Degree from Pennsylvania State University (1982), a J.D. Degree from Stetson University College of Law

(1982) and a Master of Laws in International and Comparative Law from Georgetown University Law Center (1984).

        Rose Mary Williams, 51, was appointed to the position of Secretary of the Company in January 1998 and Director of Racing of the Company in January 1997. She has been employed at Mountaineer since 1977, when she began working in the Mutuel Department. In 1980, she accepted the position of Statistician in the computer room. When Mountaineer began receiving simulcast signals from other racetracks in 1991, she was appointed to Simulcast Coordinator. She then began serving as Mutuel Manager in 1995. Ms. Williams is a member of Turf Publicists of America.

CORPORATE GOVERNANCE

  Audit Committee

        The Audit Committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, to oversee the Company's corporate accounting and financial reporting processes and audits of its financial statements. Messrs. Duffy, Stanton and Delatore, all of whom are independent directors, make up the Board's Audit Committee. During the fiscal year ended December 31, 2007, the Audit Committee met nine (9) times. In June of 2000, the Board of Directors established a formal Charter for the Audit Committee which was amended and restated in June 2004.

  Audit Committee Financial Expert

        The SEC adopted a rule requiring disclosure concerning the presence of at least one "audit committee financial expert" on audit committees. Our Board of Directors has determined that Mr. Duffy qualifies as an "audit committee financial expert" as defined by the SEC, and that Mr. Duffy is independent, as independence for Audit Committee members is defined pursuant to the applicable NASDAQ listing requirements.

  Nominating Committee

        The Nominating Committee of the Company currently consists of the Company's independent directors and operates under a written charter adopted by our Board of Directors, which is available on our Internet website at www.mtrgaming.com under "Investor Relations-Corporate Governance." Our Board of Directors has determined that each of the members of the Nominating Committee is "independent" within the meaning of the general independence standards in the listing standards of The NASDAQ Stock Market, Inc. The committee (which was established in June 2004) met two (2) times in 2007. The primary purposes and responsibilities of the Nominating Committee are to (1) identify individuals qualified to become directors, consistent with the criteria approved by our Board of Directors set forth in the Nominating Committee Charter, (2) nominate qualified individuals for election to the Board of Directors at the next annual meeting of shareholders, and (3) recommend to our Board of Directors the individual directors to serve on the committees of our Board of Directors.

  Code of Ethics

        The Company has adopted a code of ethics and business conduct applicable to all directors and employees, including the chief executive officer, chief financial officer and chief accounting officer. The code of ethics and business conduct is posted on the Company's website, http://www.mtrgaming.com (accessible through the "Corporate Governance" caption of the Investor Relations page) and a printed copy will be delivered on request by writing to the corporate secretary at MTR Gaming Group, Inc., c/o corporate secretary, P.O. 358, Chester, West Virginia, 26034. The Company intends to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of its code of ethics and business conduct by posting such information on the Company's website.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under the provisions of Section 16(a) of the Exchange Act, the Company's executive officers, directors and 10% beneficial stockholders are required to file reports of their transactions in the Company's securities with the Commission. Based solely on a review of the Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company believes that as of April 25, 2008, all of its executive officers, directors and greater than 10% beneficial stockholders complied with all filing requirements applicable to them during 2007, except that four reports were filed late, due to administrative error, as follows: one by Edson Arneault (a Form 4 reporting the purchase of 3,000 shares of MTR stock), two by Kenneth Zern (including his Form 3 and a Form 4 reporting two separate option grants), and one by James Stanton (a Form 4 reporting the purchase of 25,000 shares of MTR stock).

ITEM 11.    EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Overview

        This Compensation Discussion and Analysis describes the material elements of compensation for the Company's executive officers named in the "Summary Compensation Table". Our Compensation Committee is primarily responsible for ensuring, on behalf of the Board of Directors, that the compensation and benefit programs of the Company are fair and appropriate to attract, retain and motivate our employees, including our named executive officers. Our Compensation Committee is currently reviewing all its compensation policies, programs and principles in light of the Company's efforts to recruit a new CEO. In addition, the Compensation Committee's reviews of such policies and programs have been affected by the recent sales of certain Nevada properties and deliberations of the Board's Special Committee regarding strategic transactions that have not been consummated. The Committee intends to engage an expert Executive Compensation consultant to assist and advise it with respect to the Company's compensation policies, programs and principles.

Composition of the Compensation Committee

        The members of the Company's Compensation Committee are Donald Duffy (Chairman) and LC Greenwood.

The Compensation Committee's Responsibilities

        The Compensation Committee is responsible for, among other things:

  •
  reviewing annually and approving the Company's compensation and benefits philosophy and strategy to ensure that our employees are treated equitably and rewarded appropriately for their contributions to the Company's growth and profitability;

  •
  ensuring that our executive compensation strategy supports the Company's objectives and stockholder interests;

  •
  reviewing the Company's compensation and benefit programs and policies, including design, administration, participation and compliance;

  •
  reviewing and approving company-wide annual and long-term cash or equity incentive compensation plans and ensuring they are administered in a manner consistent with our compensation strategy;

  •
  reviewing and approving corporate goals and objectives for our Chief Executive Officer and other executive officers' compensation, including annual and long-term performance objectives;

  •
  reviewing annually and determining total compensation for our Chief Executive Officer and evaluating his performance in light of established goals and objectives established as part of the budgeting process; and

  •
  reviewing with our Chief Executive Officer his recommendations with respect to the individual elements of total compensation for our executive officers and key management other than our Chief Executive Officer, and determining such compensation or recommending such compensation to the Board for determination.

        The Compensation Committee regularly reviews the Company's executive compensation and benefits policies and practices and monitors applicable new rules and evolving best practices. The Compensation Committee has in the past retained an outside compensation consultant, Cruzen and Associates, to: (1) assist with the development of peer group companies for comparison of executive compensation, (2) conduct benchmarking of executive officer compensation, and (3) advise on executive compensation. During 2007, the Compensation Committee met (4) times.

        At the end of each fiscal year, the Compensation Committee reviews and makes decisions on the elements and amount of compensation for our named executive officers. Effective with the 2007 fiscal year, the Compensation Committee changed Mr. Arneault's compensation and incentives to better align incentives with the Company's strategic goals including financial goals, development progress and stockholder returns.

The Company's Compensation Principles

        The Company's compensation decisions for our named executive officers, which are approved by the Compensation Committee, are based on the following core principles:

  •
  Executive officer goals should be linked with stockholder interests.  The Company's compensation policies are designed to align the interests of our executive officers with those of our stockholders.

  •
  Pay should be performance-based.  We provide a total compensation program consisting of fixed and variable pay, with an emphasis on variable pay to reward short- and long-term performance versus pre-established goals and objectives.

  •
  Compensation opportunities must be competitive to attract and retain talented employees. We operate in a highly competitive business for executive talent. Our geographic location may also limit our ability to competitively attract executive talent. In addition, expansion of gaming in jurisdictions adjacent to our gaming facilities can cause substantial increases in competition for executive talent. Each year, the Compensation Committee assesses the competitiveness of total compensation levels for executives to enable us to successfully attract and retain executive talent.

Peer Groups

        In the past, the Compensation Committee established peer groups to assist the Compensation Committee in assessing the competitiveness of the Company's compensation practices for its executive officers. The Compensation Committee considered a number of different potential peer groups from which it selected what it believes is the most relevant peer group for the Company. In selecting the peer groups, the Compensation Committee considers companies representative of the types of organizations from which the Company recruits, and to which the Company loses, executive talent.

        On an annual basis, the Compensation Committee intends to evaluate and, if appropriate, modify the peer group to ensure that it remains representative of the Company's peers based on factors that the Compensation Committee deems appropriate.

Program Elements

        The elements of our executive compensation program consist of base salary, annual incentive and long-term incentive compensation. The Company's philosophy generally, and purpose, is to target compensation levels that are competitive with the peer group for the named executive officers, as described above. While the Compensation Committee reviews the compensation paid to executive officers at the peer groups, the Compensation Committee also considers other factors, including the experience and performance of each named executive officer as well as the competitive environment for executive talent.

        The Compensation Committee makes decisions on executive compensation from a total direct compensation perspective, which generally includes base salary, annual incentive and long-term incentive compensation. In assessing and determining compensation for our named executive officers, the Compensation Committee examines competitive data for each of the various compensation elements and makes decisions after considering each individual element and its effect on total compensation.

        Base Salary.    Base salaries for named executive officers are generally established so compensation remains competitive with the peer group and addresses issues that may arise from a more competitive market for executive talent. The Compensation Committee determines base salaries using competitive market data to reflect the contribution of the individual in the management hierarchy. All salaried employees are eligible for annual merit increases based primarily on performance of their job responsibilities and their position relative to the job market. Base salaries are generally held constant for senior level executives once market competitive levels have been achieved, subject to competitive factors and/or changing job responsibilities.

        Annual Incentive.    We provide our named executive officers with an opportunity to earn cash incentive awards for the attainment of performance measures during a fiscal year.

        Long-Term Incentive.    The long-term incentive compensation that the Compensation Committee generally employs is the granting of stock option awards. The purpose of granting such awards is to provide compensation that provides value to executives and other employees when value is also created for the stockholders. The long-term incentive compensation is intended to motivate executives and other employees to make stronger business decisions, improve financial performance, focus on both short-term and long-term objectives and encourage behavior that protects and enhances the long-term interests of our stockholders. In some instances, awards have a time-based vesting schedule with a certain percentage of shares vesting over a period of time established by the Committee. The awards are generally granted annually. This is viewed as a substantial portion of the total compensation package for executives and other employees, at this time, and is currently an important retention tool.

Year-end Process

        Compensation decisions for the named executive officers for the current year are generally discussed in the fourth quarter of the prior year and approved in the first quarter of the current year, when earnings for the prior year have been determined and the related fiscal year-end financial statements have been audited.

        In connection with annual compensation decisions, Mr. Arneault presents compensation recommendations for the named executive officers, other than himself, to the Compensation Committee for its review and discussion. Mr. Arneault also provides a summary of individual and company performance, and an assessment of each executive officer's potential and core competencies. When the discussion relates to Mr. Arneault's performance and compensation, Mr. Arneault is excused from the meeting. The Compensation Committee then makes compensation determinations for named executive officers pending a satisfactory outcome of the year-end financial statement audit.

Other Compensation

        The other elements of compensation include perquisites and other personal benefits, deferred compensation and other benefits.

        Perquisites and Other Personal Benefits.    For 2007, perquisite allowances were approved for each of the named executive officers. The Compensation Committee periodically reviews the level of perquisites and other personal benefits provided to our named executive officers.

        Deferred Compensation.    The Company has entered into deferred compensation agreements with Messrs. Arneault and Blatt, which provide for certain benefits upon retirement. The Company currently funds these obligations through the purchase of "split dollar" life insurance policies.

CEO Compensation and Performance

        Mr. Arneault's fiscal year 2007 compensation consisted of base salary, an annual incentive award and a long-term deferred compensation award. Mr. Arneault's 2007 compensation was determined based on several factors as stipulated by Mr. Arneault's employment agreement (described elsewhere in this Annual Report).

        Mr. Arneault's fiscal year 2008 compensation consists of base salary, bi-annual incentive awards and an annual performance bonus. Mr. Arneault's total 2008 compensation will be determined based on several factors as stipulated by Mr. Arneault's employment agreement (described elsewhere in this Annual Report).

Stock Option Grant Practices

        The Compensation Committee has adopted a policy with respect to equity awards that contains procedures to prevent stock option backdating or other timing issues. Under the policy, the Compensation Committee has exclusive authority to grant equity awards to our named executive officers and other employees. The policy also provides that annual equity grants to employees will be made on the start date of employment. Grants of equity awards to new employees or to reflect promotions or other special events may be made during other times in the year. If an employee joins the Company and has been offered stock-based awards as part of his compensation, approval from the Compensation Committee will be sought at the next regularly scheduled Compensation Committee meeting and the exercise price of any stock options will be the closing price of our Common Stock on the NASDAQ on the date of the Compensation Committee's approval of the award, unless the Company is in a company-imposed black-out period under its insider trading policy. Under the Company's insider trading policy, named executive officers, other employees with access to material non-public information about the Company and directors are prohibited from engaging in transactions in the Company's securities during black out periods, and the Compensation Committee's policy with respect to option grants that occur on dates is consistent with the Company's insider trading policy.

Tax Implications

        Deductibility of Executive Compensation.    As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which requires that public companies meet specific criteria in order to deduct, for federal income tax purposes, compensation over $1,000,000 paid to the Chief Executive Officer and the next four highest compensated executive officers. The Compensation Committee believes that its primary responsibility is to provide a compensation program that attracts, retains and rewards the executive talent needed for the Company's success. Consequently, as it did in 2007, in any year the Compensation Committee may authorize compensation in excess of $1,000,000 that is not performance-based under Section 162(m). The Compensation Committee recognizes that the loss of a tax deduction may be unavoidable in these circumstances.

Compensation Committee Report

        The Compensation Committee has:

  (1)
  reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report with Company management; and

  (2)
  based on the reviews and discussions referred to in paragraph (1) above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K (as amended) for the Fiscal Year ending December 31, 2007.

THE COMPENSATION COMMITTEE
Donald J. Duffy, Chair
LC Greenwood

Summary Compensation Table

        The following table sets forth information regarding compensation for the fiscal year ended December 31, 2007, awarded to, earned by or paid to the Company's principal executive officer, principal financial officer and other named executive officers (together, the "Named Officers").

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)(9)	Non-equity incentive plan compensation ($)		Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)	(i)		(j)
Edson R. Arneault Chairman, President and Chief Executive Officer—MTR Gaming Group, Inc.	2007 2006	1,140,000 957,206	100,000 100,000			855,000 1,554,271	(1) (1)		294,199 524,193	(2) (2)	2,389,199 3,135,670
Robert A. Blatt Vice President	2007 2006	248,063 239,203							67,594 48,000	(3) (3)	315,657 287,203	(4)
John W. Bittner, Jr. Chief Financial Officer	2007 2006	257,864 241,000			115,600				24,215 18,224	(5) (5)	397,679 259,224
David R. Hughes Executive Vice President of Strategic Operations	2007 2006	351,979 335,225			115,600				9,290 8,846	(6) (6)	476,869 344,071
Patrick Arneault Vice President—Mountaineer Park, Inc. and Presque Isle Downs, Inc.	2007 2006	351,979 246,000			115,600				9,260 8,846	(7) (7)	476,839 254,846
Steven D. Overly Vice-President of Business and Legal Affairs	2007	304,615	50,000		164,605				29,100	(8)	548,320

(1)
As to 2007, includes $855,000 annual bonus earned but not paid in 2007. As to 2007, the annual bonus is payable on May 1st of the calendar year following the calendar year completed, unless deferred under the terms of the employment agreement and deposited into the Rabbi Trust. As to 2006, includes $378,146 short term and $1,176,125 long-term bonus earned but not paid in 2006. Amounts relating to the 2006 short-term performance bonus were deferred and deposited into a "Rabbi Trust"; the long-term bonus was accrued and was payable after the end of the six-year contract term. This contract ended at December 31, 2006, and such accrued amounts aggregating $7,600,549 were paid into the Rabbi Trust in 2007. During 2007 and 2006 the Rabbi Trust had earnings of $481,195 and $65,963, respectively.

(2)
As to 2007, all other compensation for Edson R. Arneault includes $84,568 of annual insurance premiums, which are treated as compensation, $184,065 for use of Company owned housing, $2,000 estimated contribution and other allocations to defined contribution plan, $7,200 for auto allowance, $8,995 for use of an automobile, $792 for life insurance premiums treated as a benefit and $6,579 for club memberships. As to 2006, all other compensation for Edson R. Arneault includes $84,568 of annual insurance premiums, which are treated as compensation, $175,826 for use of Company owned housing, $239,301 payment of vacation earned but not taken in prior periods, $2,400 estimated contribution and other allocations to defined contribution plan, $6,000 for auto allowance, $8,995 for use of an automobile, $644 for life insurance premiums treated as a benefit and $6,459 for club memberships.

(3)
As to 2007, all other compensation for Robert A. Blatt includes $48,000 for office expense and $19,594 of annual insurance premiums, which are treated as compensation. As to 2006 all other compensation for Robert A. Blatt includes $48,000 for office expense.

(4)
Total compensation for Robert A. Blatt includes $35,008 earned but not paid in 2006; such $35,008 amount was subsequently paid in 2007.

(5)
As to 2007, all other compensation for John W. Bittner, Jr. includes $7,200 for auto allowance, $14,877 payment of vacation earned but not taken in prior period, $2,000 estimated contribution and other allocations to defined contribution plan and $138 for life insurance premiums. As to 2006 all other compensation for John W. Bittner, Jr. includes $6,000 for auto allowance, $8,500 payment of vacation earned but not taken in prior period, $2,400 estimated contribution and other allocations to defined contribution plan, $524 for life insurance premiums and $800 for club membership.

(6)
As to 2007, all other compensation for David R. Hughes includes $7,200 for auto allowance, $2,000 estimated contribution and other allocations to defined contribution plan and $90 for life insurance premiums. As to 2006, all other compensation for David R. Hughes includes $6,000 for auto allowance, $2,400 estimated contribution and other allocations to defined contribution plan and $446 for life insurance premiums.

(7)
As to 2007, all other compensation for Patrick J. Arneault includes $7,200 for auto allowance, $2,000 estimated contribution and other allocations to defined benefit contribution plan and $60 for life insurance premiums. As to 2006, all other compensation for Patrick J. Arneault includes $6,000 for auto allowance, $2,400 estimated contribution and other allocations to defined benefit contribution plan and $446 for life insurance premiums.

(8)
As to 2007, all other compensation for Steven D. Overly includes $7,100 for auto allowance and $22,000 for housing and transportation. Mr. Overly's employment with the Company commenced in January 2007.

(9)
The option awards value represents the amount recognized for financial statement reporting purposes for the year determined pursuant to Statement of Financial Accounting Standards No 123(R), Share-Based Payment (SFAS No 123(R)). See Note(s) 2 and 12 to Company's Consolidated Financial Statements in its Annual Report on Form 10-K for the year ending December 31, 2007.

Grant of Plan Based Awards Table

			Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)
											Exercise or base price of option awards ($/Sh)(3)		Grant date fair value of stock and option awards (4)
Name	Grant date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)		(1)
John W. Bittner, Jr.	4/27/07(1 6/26/07(1	) )							20,000 20,000		$ $	16.27 14.79	$ $	163,800 146,000
David R. Hughes	4/27/07(1 6/26/07(1	) )							20,000 20,000		$ $	16.27 14.79	$ $	163,800 146,000
Patrick Arneault	4/27/07(1 6/26/07(1	) )							20,000 20,000		$ $	16.27 14.79	$ $	163,800 146,000
Steven D. Overly	1/22/07(2)								30,000			411.41		$229,100

(1)
Grants were made pursuant to the Company's 2007 Stock Incentive Compensation Plan and vest on January 1, 2009, except that the options granted to Mr. Hughes on April 27, 2007, vest on April 27, 2009, and the options granted to Mr. Hughes on June 26, 2007, vest on June 26, 2009.

(2)
Grants were made pursuant to an employment agreement, 10,000 of which vested upon signing the employment agreement, 10,000 of which vested on the first year anniversary date and 10,000 of which vest on the second year anniversary date.

(3)
The exercise price of stock options was determined based upon the NASDAQ Official Close Price on the date of grant.

(4)
The fair value of stock option grant awards is based upon the fair value of the grant as calculated under Statement of Financial Accounting Standards ("SFAS") 123R, "Share Based Payment" on the grant date. See Notes 2 and 12 to the Company's Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ending December 31, 2007.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-based Awards Table

        On August 15, 2007, the Company entered into separate employment agreements with John W. Bittner, Jr. and Patrick Arneault. Each of the agreements is for a two year term with an effective commencement date of January 1, 2007, and each agreement provided for the grant of certain options to acquire shares of the Company's commons stock (such option grants were approved in April and June of 2007).

        Mr. Bittner's agreement provides for an annual base salary of $257,864 (with annual cost of living increases) and additional compensation of $7,200 annually for automobile expenses, four weeks of paid vacation and benefits and fringe benefits made available to other executives of the Company. Mr. Arneault's agreement provides for an annual base salary of $351,979 (with annual cost of living increases) and additional compensation of $7,200 for automobile expense, four weeks of paid vacation, and benefits and fringe benefits made available to other executives of the Company. Pursuant to the employment agreements, Messrs. Bittner and Arneault are also eligible for periodic cash bonuses in the discretion of the Company's independent Compensation Committee. In the event of termination of employment in connection with a change of control, each would receive a severance payment equal to the greater of entire compensation for the remainder of the term of the agreement and one year's salary.

        On December 19, 2006, the Company entered into an employment agreement with Steven D. Overly. The agreement is for a two-year term with an effective commencement date of January 22, 2007. Mr. Overly's agreement provides for payment of $50,000 upon signing the employment agreement, an annual base salary of $330,000 (with annual cost of living increase on the first anniversary date) and additional compensation of $7,200 annually for automobile expenses, four weeks of paid vacation and benefits and fringe benefits made available to other executives of the Company. The agreement also provides for the grant of certain options to acquire 40,000 shares of the Company's commons stock. Upon signing the employment agreement 10,000 of the options vested and 10,000 vest on each the first and second year anniversary dates while the final 10,000 shall vest on the second year anniversary date if Mr. Overly has purchased not fewer than 10,000 shares of the Company's common stock within twelve months of the employment date and retained such purchased shares through the second year anniversary date. Pursuant to the employment agreement, Mr. Overly is also eligible for periodic cash bonuses in the discretion of the Company's independent Compensation Committee. In the event of termination of employment in connection with a change of control, Mr. Overly would receive a severance payment equal to the amount of compensation otherwise payable to him for the remainder of the term of the agreement.

        On September 28, 2001, the Company entered into a five-year employment agreement with its President and Chief Executive Officer, Edson R. Arneault. The employment agreement, effective as of January 1, 2001, provided for, among other things, an annual base salary of $750,000 (subject to annual cost of living increase of 5%), semiannual cash awards, an annual performance bonus tied to EBITDA growth, and a long-term incentive bonus, subject to a cap, payable at the end of the five-year term based upon growth compared to fiscal year 2000 in a variety of objective measurements, including earnings per share, the market price of the Company's common stock, EBITDA and gross revenue. Other factors affecting the long-term bonus were acquisitions of other racetracks and parimutuel facilities, acquisition of gaming operations that generate positive EBITDA in the Company's first full year of operation, and successful legislative initiatives.

        The agreement was amended on December 22, 2004 to provide for a one-year extension as President and CEO and three additional years as Chairman. The Compensation during the three additional years as Chairman was based upon 25% of the average of the corresponding amounts paid during the last three years as President and CEO.

        The agreement also provided that Mr. Arneault shall be entitled, at the Company's expense, to lease living and/or office quarters for himself and the Company in any state or jurisdiction in which the Company is currently doing business or commences substantial business operations. The expense incurred for living and/or office quarters was to be reasonable and paid directly by the Company, or at Mr. Arneault's election, reimbursed by the Company.

        As discussed in further detail in the Employee Agreements section that follows, the Company entered into a new contract with Mr. Arneault on October 18, 2006 that became effective on January 1, 2007.

        In October 2004, we entered into an employment agreement with Robert A. Blatt. The agreement (which expired in October 2006) was for a term of two years, called for an annual base salary of $225,000 (subject to automatic annual cost of living increases of 5%) and entitled Mr. Blatt to a cash bonus of up to 50% of the base salary, in the discretion of the Compensation Committee. The employment agreement also entitled Robert A. Blatt to participate in our various benefit plans for health insurance, life insurance and the like and reimbursement at the rate of $4,000 per month towards office expense.

        We also have deferred compensation agreements with Messrs. Arneault and Blatt, which provide for certain benefits upon retirement. We currently fund these obligations through the purchase of "split dollar" life insurance policies.

        The Company did not enter into any employment agreements with any of the other Named Executive Officers during 2006 or 2007.

Outstanding Equity Awards at Fiscal Year-end Table

        The following table sets forth information concerning outstanding equity awards for each Named Officer as of December 31, 2007.

	Option awards						Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)		Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
Edson R. Arneault	300,000				$2.50	3/13/2010
Robert A. Blatt	150,000				$2.50	3/13/2010
John W Bittner, Jr.	20,000 20,000 25,000 25,000 25,000	20,000 20,000		$ $ $ $ $	14.79 16.27 15.00 8.00 11.30	6/26/2017 4/27/2017 12/2/2012 5/13/2013 4/13/2015
David R. Hughes	20,000 20,000	20,000 20,000		$ $	14.79 16.27	6/26/2017 4/27/2017
Patrick Arneault	20,000 20,000 30,000 30,000	20,000 20,000		$ $ $ $	14.79 16.27 8.00 11.30	6/26/2017 4/27/2017 5/13/2013 4/13/2015
Steven D. Overly	40,000	30,000			$11.41	1/22/2017

Option Exercises and Stock Vested Table

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
(a)	(b)	(c)	(d)	(e)
N/A

Pension Benefits

Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
(a)	(b)	(c)	(d)	(e)
N/A

Nonqualified Defined Contribution and other Nonqualified Deferred Compensation Grants

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
Edson R. Arneault		150,000	34,273		$1,371,991
Robert A. Blatt		37,499	6,028		$309,122

        We have entered into deferred compensation agreements dated in 1999 with Edson R. Arneault and Robert A. Blatt whereby the Company purchased life insurance policies on the lives of Messrs. Arneault and Blatt. The owner of the policies is the Company. Messrs. Arneault and Blatt will be entitled, after the Company recoups the aggregate premiums paid, to an annual benefit, as defined, upon retirement, death or termination from the cash value of the insurance policies. On October 19, 2006, we also entered into an amendment to the 1999 deferred compensation agreement with Edson R. Arneault. The amendment provides that if Edson R. Arneault's employment is terminated other than for cause, or if the employment agreement expires, we will pay the premiums for insurance policies underlying the deferred compensation agreement until Edson R. Arneault reaches the age of sixty-five (65).

Director Compensation

        The Company's non-employee directors receive an annual stipend of $24,000 and a per meeting fee of $1,500 (except that Mr. Duffy, in his capacity as Chairman of the Special Committee of the Board of Directors, received $2,000 per meeting of the Special Committee). James V. Stanton also receives $1,500 per meeting as the Board of Director's representative on the Company's Compliance Committee. Directors who are employees of the Company do not receive compensation for attendance at Board meetings. All board members are reimbursed for expenses they incur in attending meetings.

        The following table set forth the compensation of the Company's non-employee directors for services rendered in 2007. Directors who are also employees of the Company do not receive compensation (other than their compensation as employees of the Company) for their services on the Board of Directors.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (1)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
James V. Stanton	71,500						71,500
Donald J. Duffy	77,500						77,500
LC Greenwood	39,000						39,000
Richard Delatore	67,500						67,500

(1)
Although there were no stock option awards to members of the Board of Directors during 2007, the non-employee directors have the following stock option awards outstanding as of December 31, 2007:

Director	Outstanding Option Awards(#)(1)
James V. Stanton(2)	-0-
Donald J. Duffy	25,000

(1)
The stock option awards are fully vested, have an exercise price of $8.00 and expire on May 13, 2008.

(2)
Mr. Stanton exercised his remaining option to purchase 25,000 shares of the Company's common stock in January 2007.

Employment Agreements; Potential Payments Upon Termination or Change in Control.

  Employment Agreements

        Pursuant to an October 18, 2006, employment agreement, Edson R. Arneault serves as President and Chief Executive Officer until December 31, 2008. The employment agreement provides for, among other things, an annual base salary of $1,140,000, a semi-annual bonus of $50,000, and is eligible to receive an annual performance bonus equivalent to a minimum of 75% of his annual base salary up to 200% of such salary. The Company's Compensation Committee will make its recommendation regarding the amount of Mr. Arneault's annual bonus to the Company's Board of Directors based on its determination as to the achievement of budgets and performance criteria established by the Compensation Committee and approval by the Board during the first quarter of the applicable fiscal period. Performance criteria may include, without limitation (i) actual EBITDA compared to budgeted EBITDA; (ii) actual E.P.S. compared to budgeted E.P.S.; (iii) stock price performance; (iv) revenue performance; (v) planned expansion as budgeted; (vi) budgeted acquisition(s) of a gaming or racing asset(s); (vii) passage of legislation that benefits the Company's gaming or racing assets; (viii) return on equity; and (ix) such other criteria recommended by the Compensation Committee and approved by our Board of Directors. The Compensation Committee may recommend a higher annual bonus to the Company's Board of Directors based upon its determination that a higher bonus is appropriate based upon exceptional performance. Mr. Arneault has advised us that after thirteen years as CEO, he does not intend to enter a new employment agreement, but would remain for a reasonable period if required for a smooth transition.

        In 2001, pursuant to a prior employment agreement, the Company purchased living quarters in West Virginia for use by Mr. Arneault (the Company does not currently own or lease a residence for Mr. Arneault in any other state). The agreement provides for the non-exclusive option, until September 1, 2008, for Mr. Arneault to purchase the current residence and certain surrounding acreage owned by the Company at the higher of (a) the book value reflected on the current financial statements and records of the Company at the time of Mr. Arneault's notice of intended purchase to the Company pursuant to the agreement, or (b) the fair market value of such property (as determined by independent appraisal). The agreement also provides the non-exclusive option, exercisable until September 1, 2008, for Mr. Arneault to purchase the furnishings in his corporate residence for a price equal to the then-depreciated book value.

        Pursuant to a January 1, 2001, employment agreement, as amended in December of 2004 and May of 2005, Edson R. Arneault served as our President and Chief Executive Officer until December 31, 2006. Mr. Arneault's current employment agreement is described below. The employment agreement that was in effect until December 31, 2006 provided for, among other things, an annual base salary of $750,000 (subject to automatic annual cost of living increases of 5%), semi-annual cash awards and an annual performance bonus tied to EBITDA growth.

        Mr. Arneault's prior employment agreement also provided for a long-term incentive bonus, subject to a cap, payable after the six-year term as President and Chief Executive Officer based upon growth compared to year 2000 in a variety of objective measurements, including earnings per share, the market price of our common stock, EBITDA and gross revenues. Other factors that affected Mr. Arneault's long-term bonus were acquisitions of other racetracks and parimutuel facilities, acquisitions of gaming venues that generated positive EBITDA in their first full year of operation, and successful legislative initiatives. A second amendment of the employment agreement in May of 2005 adjusted certain payment dates to assure compliance with Section 409A of the Internal Revenue Code, as amended.

        The agreement provided that if Mr. Arneault's period of employment and period as Chairman was to be terminated by reason of death or physical or mental incapacity, the Company would continue to pay Mr. Arneault or his estate the compensation otherwise payable to him for a period of two years. If Mr. Arneault's period of employment and period as Chairman was to be terminated for a reason other than death or physical or mental incapacity or for cause, the Company would continue to pay Mr. Arneault the compensation that otherwise would have been due him for the remaining period of the amended agreement.

        In the event that the termination of Mr. Arneault's period of employment had occurred after a change of control of the Company, as defined, and (i) the termination was not for cause or by reason of the death or physical or mental disability of Mr. Arneault or (ii) Mr. Arneault terminated his employment for good reason, as defined in the agreement, then Mr. Arneault was to have the right to receive within thirty days of the termination, a sum that is three times his annual base salary and payment by us of the next five annual premium payments for the insurance policy called for by the deferred compensation plan described below.

        In October 2004, we entered into an employment agreement with Robert A. Blatt. The agreement was for a term of two years, called for an annual base salary of $225,000 (subject to automatic annual cost of living increases of 5%) and entitled Mr. Blatt to a cash bonus of up to 50% of the base salary, in the discretion of the Compensation Committee. Mr. Blatt's employment agreement expired in October 2006, at which point he became an employee at will. The employment agreement also entitled Mr. Blatt to participate in our various benefit plans for health insurance, life insurance and the like and reimbursement at the rate of $4,000 per month towards office expense. In the event Mr. Blatt terminated the employment agreement for good reason, as defined, or we terminated the agreement other than for cause, he was to be entitled to the compensation otherwise payable to him under the employment agreement. In the event employment would have been terminated due to death or physical or mental disability Mr. Blatt or his estate would have been entitled to the entire compensation otherwise payable to him for the longer of the remaining term of the agreement or eighteen months. In the event Mr. Blatt's employment would have been terminated in connection with a change in control of the Company, Mr. Blatt would have been entitled to a cash severance payment equal to 1.5 times his annual base salary and payment by us of the next two annual premium payments for the insurance policy called for by the deferred compensation plan described below.

        On December 19, 2006, the Company entered into an employment agreement with Steven D. Overly. The agreement is for a two-year term with an effective commencement date of January 22, 2007. Mr. Overly's agreement provides for payment of $50,000 upon signing the employment agreement, an annual base salary of $330,000 with an automatic 5% cost of living increase on the first anniversary of the Agreement and is subject to periodic increase by the Company's Chief Executive Office in his discretion. The agreement also entitles Mr. Overly additional compensation of $7,200 annually for automobile expenses and benefits and fringe benefits made available to other executives of the Company. Mr. Overly is also entitled to periodic cash bonuses in the Compensation Committee's sole discretion. The agreement also provides for the grant of certain options to acquire 40,000 shares of the Company's commons stock subject to approval of the Company's Compensation Committee and the terms of an option agreement to be executed by the Company and Mr. Overly, at the NASDAQ official close price of a share of the Company's stock on the grant date. Upon signing the employment agreement 10,000 of the options vested and 10,000 vest on each the first and second year anniversary dates while the final 10,000 shall vest on the second year anniversary date if Mr. Overly has purchased not fewer than 10,000 shares of the Company's common stock within twelve months of the employment date and retained such purchased shares through the second year anniversary date. In the event of termination of employment in connection with a change of control, Mr. Overly would receive a severance payment equal to the amount of compensation otherwise payable to him for the remainder of the term of the agreement.

        In August 2007, we entered into a two-year Employment Agreement with Patrick J. Arneault (commencing as of January 1, 2007 and ending on January 1, 2009), as Executive Vice President of Development of the Company. The Agreement calls for an annual base salary of $351,979 per year with an automatic 5% cost of living increase on the first anniversary of the Agreement and is subject to periodic increase by the Company's Compensation Committee in its sole discretion. Mr. P. Arneault is also entitled to periodic cash bonuses in the Compensation Committee's sole discretion. The Agreement also provides for a grant of an option to purchase 20,000 shares of the Company's Common Stock, subject to approval of the Company's Compensation Committee and the terms of an option agreement to be executed by the Company and Mr. P. Arneault, at the NASDAQ official close price of a share of the Company's stock on the grant date. Such option will vest on January 1, 2009, provided that (i) the Agreement shall not have been terminated (a) due to a finding by state regulatory authorities that Mr. P. Arneault is unsuitable to be the Company's Executive Vice President of Development, (b) for cause (as defined in the Agreement), or (c) the death or continuing disability of Mr. P. Arneault, and (ii) that Mr. P. Arneault shall not have resigned his employment. The Agreement also provides for the grant of an option to purchase an additional 20,000 shares of the Company's Common Stock, in the event the Company's shareholders approve the Company's 2007 Stock Incentive Plan at the Company's annual meeting on June 19, 2007, subject to the terms of an option agreement to be executed by the Company and Mr. P. Arneault, provided that the Agreement shall not have been terminated. This option will be subject to the same vesting, termination and pricing provisions described above and would be granted on a date chosen by the Company. The Agreement also entitles Mr. P. Arneault to a car allowance as well as to participate in our various employee benefit plans. In the event of termination of employment in connection with a change of control, Mr. P. Arneault would receive a severance payment equal to the greater of the entire compensation for the remainder of the term of the agreement and one year's salary.

        In August 2007, we entered into a two-year Employment Agreement with John W. Bittner Jr. (commencing as of January 1, 2007 and ending on January 1, 2009), as Chief Financial Officer of the Company. The Agreement calls for an annual base salary of $257,864 per year with an automatic 5% cost of living increase on the first anniversary of the Agreement and is subject to periodic increase by the Company's Compensation Committee in its sole discretion. Mr. Bittner is also entitled to periodic cash bonuses in the Compensation Committee's sole discretion. The Agreement also provides for a grant of an option to purchase 20,000 shares of the Company's Common Stock, subject to approval of the Company's Compensation Committee and the terms of an option agreement to be executed by the Company and Mr. Bittner, at the NASDAQ official close price of a share of the Company's stock on the grant date. Such option will vest on January 1, 2009, provided that (i) the Agreement shall not have been terminated (a) due to a finding by state regulatory authorities that Mr. Bittner is unsuitable to be the Company's Chief Financial Officer, (b) for cause (as defined in the Agreement), or (c) the death or continuing disability of Mr. Bittner, and (ii) that Mr. Bittner shall not have resigned his employment. The Agreement also provides for the grant of an option to purchase an additional 20,000 shares of the Company's Common Stock, in the event the Company's shareholders approve the Company's 2007 Stock Incentive Plan at the Company's annual meeting on June 19, 2007, subject to the terms of an option agreement to be executed by the Company and Mr. Bittner, provided that the Agreement shall not have been terminated. This option will be subject to the same vesting, termination and pricing provisions described above and would be granted on a date chosen by the Company. The Agreement also entitles Mr. Bittner to a car allowance as well as to participate in our various employee benefit plans. In the event of termination of employment in connection with a change of control, Mr. Bittner would receive a severance payment equal to the greater of entire compensation for the remainder of the term of the agreement and one year's salary.

        We also have deferred compensation agreements with Messrs. Edson Arneault and Blatt, which provide for certain benefits upon retirement. We currently fund these obligations through the purchase of "split dollar" life insurance policies.

  Potential Payments Upon Termination or Change in Control

        Edson Arneault's employment agreement provides that if his period of employment is terminated for a reason other than death or physical or mental disability or for cause, the Company will continue to pay Edson Arneault, or his estate, the compensation that otherwise would have been due him for the remaining period of employment. If Edson Arneault's period of employment is terminated because of death or mental disability, the Company will continue to pay Edson Arneault, or his estate, compensation consisting of his base salary for two years. If Edson Arneault's period of employment is terminated for cause, the Company will have no further obligation to pay Edson Arneault, other than compensation unpaid at the date of termination.

        In the event that the termination of Edson Arneault's period of employment occurs after there has been a change of control of the Company, as defined in his employment agreement, and (i) the termination is not for cause or by reason of physical or mental disability of Edson Arneault or (ii) Edson Arneault terminates his employment for good reason, as defined in the agreement, then Edson Arneault will have the right (in addition to paying the obligations accrued under the agreement) to receive within thirty days of the termination, a sum that is three times his annual base salary provided, however, that the amount of such severance payment shall be capped to the extent necessary to avoid an excess parachute payment that would trigger an excise tax.

        In the event Patrick Arneault's employment is terminated by the Company other than for cause or disability, or in the event he is terminated in connection with a change of control of the Company, as defined in the Agreement, he would receive a severance payment equal to the greater of entire compensation for the remainder of the term of the agreement and one year's salary.

        In the event John Bittner's employment is terminated by the Company other than for cause or disability, or in the event he is terminated in connection with a change of control of the Company, as defined in the Agreement, John Bittner would receive a severance payment equal to the greater of entire compensation for the remainder of the term of the agreement and one year's salary.

Potential Payments Upon Termination or Change in Control Table

        The following table describes and quantifies certain compensation that would become payable under existing agreements, plans and arrangements, with Named Officers, if employment was terminated on December 31, 2007, given compensation levels as of such date and, if applicable, based on the Company's closing stock price on that date.

Name	Compensation Components	Voluntary			Involuntary With Cause	Involuntary Without Cause	Retirement	Death	Disability	Change in Control		Change in Control with Termination
Edson R. Arneault	Salary/Bonus Other Benefits Options(4)(5)	$	— 1,287,000	(6)	$—	(1)$2,095,000 (3)$750,000 1,287,000	1,287,000	$2,280,000 1,287,000	$2,280,000 1,287,000	$—	(7)	(2)$3,420,000 1,287,00
Robert A. Blatt	Options(4)(5)		643,500	(6)		643,500	643,500	643,500	643,500		(7)	643,500
John W. Bittner, Jr.	Salary Options(4)(5)		-0- -0-	(6)		270,757 -0-	-0-	270,757 -0-	270,757 -0-		(7) (7)	270,757 -0-
Patrick J. Arneault	Salary Options(4)(5)		-0- -0-	(6)		(8)369,578 -0-	-0-	369,578 -0-	369,578 -0-		(7)	369,578 -0-
Steven D. Overly	Salary Options (4)(5)		-0- -0-			(9)375,375 -0-		346,500 -0-	346,500 -0-		(7)	375,375 -0-

(1)
Amount represents the base salary, semi-annual bonus and 75% minimum annual bonus payable for the two-year period of employment.

(2)
Amount represents the product of the base salary times a multiple of three, subject to a cap to the extent necessary to avoid an excess parachute payment that would trigger an excise tax.

(3)
On October 19, 2006, the Company entered into an amendment to the 1999 deferred compensation agreement with Edson Arneault. The amendment provides that if Edson Arneault's employment is terminated other than for cause, or if the employment agreement expires, we will pay the premiums for insurance policies underlying the deferred compensation agreement until Edson Arneault reaches the age of sixty-five (65).

(4)
Represents in-the-money value of options to purchase common stock based on the closing market price of the Company's common stock on December 31, 2007, of $6.79.

(5)
If an option award holder's relationship with the Company is terminated (other than as a result of his death or disability), the award holder may exercise the options granted to him, to the extent exercisable on the date of such termination, at any time within three months after termination, but not thereafter and in no event after the date the award would otherwise have expired. However, if such relationship is terminated either (a) for cause (as defined), or (b) without the consent of the Company, such options shall terminate immediately. In addition, in the event the award holder's employment is terminated in connection with a change of control of the Company, then the employee will have the right to exercise the option until the date the award otherwise would have expired. If an option award holder dies (a) while he is an employee of the Company, (b) within three months after termination (unless such termination was for cause or without the consent of the Company), or (c) within one year following the termination by reason of his disability, the options granted to him as an employee, may be exercised, to the extent exercisable on the date of his death, by his legal representative (as defined) at any time within one year after death but not thereafter and in no event after the date the option would otherwise have expired. If the option award holder's relationship with the Company has terminated by reason of his disability, the options granted to him as an employee, may be exercised, to the extent exercisable upon the effective date of such termination, at any time within one year after such date, but not thereafter and in no event after the date the option would otherwise have expired.

(6)
Provided voluntary termination is with the consent of the Company.

(7)
In the event of (a) liquidation or dissolution of the Company, (b) a merger in which the Company is not the surviving corporation or a consolidation, or (c) any transaction (or series of related transactions) in which (i) more than 50% of the outstanding common stock is transferred or exchanged for other consideration, or (ii) shares of common stock in excess of the number of shares of common stock outstanding immediately preceding the transaction are issued (other than to stockholders of the Company with respect to their shares of stock in the Company), any outstanding options shall terminate upon the earliest of any such event, unless other provision is made therefore in the transaction.

(8)
Amount represents the base salary for the remaining period of employment (one year).

(9)
Amount represents the base salary for the remaining period of employment through January 23, 2009.

Compensation Committee Interlocks and Insider Participation

        The current members of the Company's Compensation Committee are Messrs. Duffy and Greenwood, both of whom are independent directors. No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director or member of the Compensation Committee of the Company.

        The Compensation Committee is authorized to review all compensation matters involving directors and executive officers and Committee approval is required for any compensation to be paid to executive officers or directors who are employees of the Company.

        Notwithstanding anything to the contrary, the report of the Compensation Committee included in this Annual Report shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 12.    STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth, as of April 28, 2008, the ownership of the presently issued and outstanding shares of our common stock by persons owning more than 5% of such stock, and the ownership of such stock by our officers and directors, individually and as a group. As of April 28, 2008, there were 27,475,260 shares of common stock outstanding. Unless otherwise indicated, the address for each of the stockholders listed below is c/o MTR Gaming Group, Inc., State Route 2 South, P.O. Box 356, Chester, WV 26034.

Name	Number of Shares	Percentage of Class
Edson R. Arneault(1)	2,172,808	7.80%
Robert A. Blatt(2)	943,900	3.41%
James V. Stanton(3)	66,900	*
Donald J. Duffy(4)	25,000	*
LC Greenwood(5)	0	*
Richard Delatore(6)	0	*
Patrick J. Arneault(7)	60,213	*
Rose Mary Williams(8)	100,000	*
John W. Bittner, Jr.(9)	75,000	*
Kenneth Zern(10)	0	*
Richard Knight(11)	14,000	*
Steven D. Overly(12)	10,000	*
Dawn Clayton(13)	0	*
David R. Hughes(14)	0	*
William H. Robinson	0	*
Total officers and directors as a group (15 persons)	3,463,821	12.24%
The Richard E. Jacobs Revocable Trust, Jacobs Entertainment, Inc., Gameco Holdings, Inc. and Jeffrey P. Jacobs(15)	4,366,233	15.89%
Arbiter Partners and Isaac Brothers, LLC(16)	1,521,493	5.54%
Andover Capital Advisors LP and David Glancy(17)	1,380,050	5.01%

*
Indicates less than one percent.

(1)
Includes 1,654,266 shares and options to acquire beneficial ownership of 300,000 shares within 60 days held by Mr. Arneault. Also includes 199,333 shares held by a corporation of which Mr. Arneault is the sole shareholder and 19,209 shares held by a partnership of which Mr. Arneault is a general partner. Mr. Arneault has pledged 1,654,266 shares to secure a personal loan made to him by an unaffiliated third party.

(2)
Includes 790,900 shares held by Mr. Blatt, 3,000 shares held by Mr. Blatt's wife, and options to acquire beneficial ownership of 150,000 shares exercisable within 60 days held by Mr. Blatt. Mr. Blatt's mailing address is c/o The CRC Group, Larchmont Plaza, 1890 Palmer Avenue, Suite 303, Larchmont, NY 10538.

(3)
Includes 66,900 shares held by Mr. Stanton. Mr. Stanton's mailing address is 815 Connecticut Avenue, NW, Suite 620, Washington, DC 20006.

(4)
Mr. Duffy's business mailing address is c/o Integrated Corporate Relations, 450 Post Road East, Westport, CT 06880. Includes no shares and includes options to acquire beneficial ownership of 25,000 shares exercisable within 60 days held by Mr. Duffy.

(5)
Mr. Greenwood's business mailing address c/o Greenwood McDonald Supply Company, Inc., 313 West Main Street, Carnegie, PA 15106.

(6)
Mr. Delatore's mailing address is c/o the Company at State Route 2 South, P.O. Box 356, Chester, West Virginia 26034.

(7)
Includes 213 shares held by Mr. Arneault's minor children and options to acquire ownership of 60,000 shares within 60 days and excludes options to purchase beneficial ownership of 40,000 shares upon a date in excess of 60 days from the date of this statement (except that such options shall be exercisable immediately upon a change of control of the Company).

(8)
Includes no shares and includes options to acquire beneficial ownership of 100,000 shares within 60 days and excludes options to purchase beneficial ownership of 40,000 shares upon a date in excess of 60 days from the date of this statement (except that such options shall be exercisable immediately upon a change of control of the Company).

(9)
Includes no shares and includes options to acquire beneficial ownership of 75,000 shares within 60 days and excludes options to purchase beneficial ownership of 40,000 shares upon a date in excess of 60 days from the date of this statement (except that such options shall be exercisable immediately upon a change of control of the Company).

(10)
Excludes options to purchase beneficial ownership of 20,000 shares upon a date in excess of 60 days from the date of this statement (except that such options shall be exercisable immediately upon a change of control of the Company).

(11)
Excludes options to purchase beneficial ownership of 40,000 shares upon a date in excess of 60 days from the date of this statement (except that such option shall be exercisable immediately upon a change of control of the Company).

(12)
Includes options to acquire beneficial ownership of 20,000 shares exercisable within 60 days and excludes options to purchase beneficial ownership of 20,000 shares upon a date in excess of 60 days from the date of this statement (except that such option shall be exercisable immediately upon a change of control of the Company).

(13)
Excludes options to purchase beneficial ownership of 30,000 shares upon a date in excess of 60 days from the date of this statement (except that such option shall be exercisable immediately upon a change of control of the Company).

(14)
Excludes options to purchase beneficial ownership of 40,000 shares upon a date in excess of 60 days from the date of this statement (except that such options shall be exercisable immediately upon a change of control of the Company).

(15)
Jacobs Entertainment, Inc. and Gameco Holdings, Inc. are located at 17301 West Colfax Avenue, Suite 250, Golden, Colorado 80401. The address of the Richard E. Jacobs Revocable Trust (and Richard E. Jacobs, the trustee of the trust) is 25425 Center Ridge Road, Cleveland, Ohio 41445, and the address of Jeffrey P. Jacobs is Golden Bear Plaza East Tower, Suite 600, 1170 U.S. Highway One, North Palm Beach, Florida 33408. Information based solely on filings made by Jacobs Entertainment, Inc. Gameco Holdings, Inc., the Richard E. Jacobs Revocable Trust and Jeffrey P. Jacobs with the SEC.

(16)
Arbiter Partners, L.P. is located at 149 Fifth Avenue, 15th Floor, New York, New York 10010. The address of Isaac Brothers, LLC is 75 Prospect Avenue, Larchmont, New York, 10538. Information based solely on filings made by Arbiter Partners, LP and Isaac Brothers, LLC with the SEC.

(17)
Andover Capital Advisors LP and David Glancy are located at 300 Brickstone Square, Suite 210, Andover, Massachusetts 01810. Information based solely on filings made by Andover Capital Advisors, LP and David Glancy with the SEC.

Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2007, with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	911,000	8.04	349,000
Equity compensation plans not approved by security holders	479,800	9.24	60,000

Total	1,390,800		409,000

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

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

        Mr. Patrick J. Arneault serves as Vice President of Development of Mountaineer. During the year ended December 31, 2007, Mr. Arneault's total compensation was $476,839. Patrick J. Arneault is the brother of Edson R. Arneault, our President, Chief Executive Officer and Chairman. Mr. Arneault has worked for Mountaineer since February 2000.

        Approval of Related Party Transactions.    The Company's Code of Ethics and Business Conduct requires that any proposed transaction between the Company and a related party, or in which a related party would have a direct or indirect material interest, be promptly disclosed to the Compliance Committee of the Company. The Compliance Committee is required to disclose such proposed transactions promptly to the Company's Audit Committee.

        The Company's Amended and Restated Audit Committee Charter requires the Audit Committee of the Company to review and approve all related party transactions of the Company. Any director having an interest in the transaction is not permitted to vote on such transaction. The Audit Committee will determine whether or not to approve any such transaction on a case-by-case basis and in accordance with the provisions of the Amended and Restated Audit Committee Charter and Code. Under the Code, a "related party" is any of the following:

  •
  an executive officer of the Company;

  •
  a director (or director nominee) of the Company;

  •
  an immediate family member of any executive officer or director (or director nominee);

  •
  a beneficial owner of five percent or more of any class of the Company's voting securities;

  •
  an entity in which one of the above described persons has a substantial ownership interest or control of such entity; or

  •
  any other person or entity that would be deemed to be a related person under Item 404 of SEC Regulation S-K or applicable NASDAQ rules and regulations.

        For a director to be considered independent, the director must meet the bright-line independence standards under the listing standards of NASDAQ and the Board must affirmatively determine that the director has no material relationship with us, directly, or as a partner, stockholder or officer of an organization that has a relationship with us. The Board determines director independence based on an analysis of the independence requirements of the NASDAQ listing standards. In addition, the Board will consider all relevant facts and circumstances in making an independence determination. The Board also considers all commercial, industrial, banking, consulting, legal, accounting, charitable, familial or other business relationships any director may have with us. The Board has determined that the following four directors satisfy the independence requirements of NASDAQ: James V. Stanton, Donald J. Duffy, LC Greenwood and Richard Delatore.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The following table summarizes principal accounting fees and services billed for the fiscal years ended December 31, 2007 and 2006 by Ernst & Young, LLP, the Company's principal accountant.

	2007	2006
Audit Fees:
Annual Audit of the Financial Statements (including expenses)	$1,189,777	$1,109,453
Other Audit-Specific Matters	132,374	336,714

Total Audit Fees	$1,322,151	$1,446,167
Tax Services:
Tax Compliance	$68,411	$99,798
Other Tax Services	42,187	79,163

Total Tax Fees	$110,598	$178,961
All Other Services	$—	$—

        The Audit Committee's charter provides for the pre-approval of audit and non-audit services performed by the Company's independent auditor. Under the charter, the Audit Committee may pre-approve specific services, including fee levels, by the independent auditor in a designated category (audit, audit-relation, tax services and all other services). The Audit Committee may delegate, in writing, this authority to one or more of its members, provided that the member or members to whom such authority is delegated must report their decisions to the Audit Committee at its next scheduled meeting. All audit and other services provided by Ernst & Young LLP are pre-approved by the Audit Committee.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL SCHEDULES.

(c)
Exhibits:

EXHIBIT NO.	ITEM TITLE
31.1	Certification of Edson R. Arneault pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Amendment No. 1 on Form 10-K/A to the annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MTR GAMING GROUP, INC.
By:	/s/ EDSON R. ARNEAULT Edson R. Arneault Chairman, President and Chief Executive Officer

Date: April 29, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A to the annual report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Capacity

/s/ EDSON R. ARNEAULT Edson R. Arneault	Chairman, President and Chief Executive Officer	April 29, 2008
/s/ ROBERT A. BLATT Robert A. Blatt	Director	April 29, 2008
/s/ JAMES V. STANTON James V. Stanton	Director	April 29, 2008
/s/ DONALD J. DUFFY Donald J. Duffy	Director	April 29, 2008
/s/ LC GREENWOOD LC Greenwood	Director	April 29, 2008
/s/ RICHARD DELATORE Richard Delatore	Director	April 29, 2008
/s/ JOHN W. BITTNER, JR. John W. Bittner, Jr.	Chief Financial Officer	April 29, 2008
/s/ KENNETH P. ZERN Kenneth P. Zern	Chief Accounting Officer	April 29, 2008

EXHIBIT INDEX

EXHIBIT NO.	ITEM TITLE
31.1	Certification of Edson R. Arneault pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

QuickLinks

EXPLANATORY NOTE
TABLE OF CONTENTS
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
  ITEM 11. EXECUTIVE COMPENSATION.
Potential Payments Upon Termination or Change in Control Table
  ITEM 12. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES.
SIGNATURES
EXHIBIT INDEX