Form 10-Q
period 2008-03-31
MTR GAMING GROUP INC
filed 2008-05-12
CIK 834162

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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

COMMON STOCK, $.00001 PAR VALUE
Class
 27,475,260
Outstanding at May 8, 2008

MTR GAMING GROUP, INC.

INDEX FOR FORM 10-Q

SECTION

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	MARCH 31 2008	DECEMBER 31 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,709	$31,045
Restricted cash	1,247	560
Accounts receivable, net of allowance for doubtful accounts of $178 in 2008 and $92 in 2007	10,001	10,062
Inventories	4,656	4,546
Deferred financing costs	2,778	3,203
Prepaid income taxes	3,163	851
Deferred income taxes	1,492	1,428
Other current assets	4,492	5,130
Assets held for sale	—	3,115

Total current assets	64,538	59,940
Property and equipment, net	386,729	399,288
Goodwill	2,145	2,145
Other intangibles	71,827	71,827
Deferred financing costs, net of current portion	5,016	8,123
Equity method investment	11,332	11,609
Deposits and other	26,119	26,053
Assets held for sale	—	31,977

Total assets	$567,706	$610,962

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,339	$9,064
Accounts payable—gaming taxes and assessments	4,354	9,446
Accrued payroll and payroll taxes	5,486	4,728
Accrued interest	12,263	6,456
Other accrued liabilities	13,591	11,735
Construction project liabilities	1,944	4,225
Current portion of long-term debt and capital lease obligations	11,354	11,108
Liabilities held for sale	—	4,829

Total current liabilities	56,331	61,591
Long-term debt and capital lease obligations, net of current portion	390,269	420,520
Long-term deferred compensation	10,709	10,545
Deferred income taxes	210	940
Liabilities held for sale	—	4,914

Total liabilities	457,519	498,510
Minority interest	300	305
Shareholders' equity:
Common stock	—	—
Paid-in capital	60,844	60,478
Retained earnings	49,098	51,724
Accumulated other comprehensive loss	(55)	(55)

Total shareholders' equity	109,887	112,147

Total liabilities and shareholders' equity	$567,706	$610,962

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED MARCH 31
	2008	2007
Revenues:
Gaming	$105,025	$82,217
Parimutuel commissions	2,588	2,759
Food, beverage and lodging	8,908	6,824
Other	1,669	1,507

Total revenues	118,190	93,307
Less promotional allowances	(1,866)	(1,317)

Net revenues	116,324	91,990

Operating expenses:
Expenses of operating departments:
Gaming	65,507	49,322
Parimutuel commissions	3,032	2,532
Food, beverage and lodging	7,676	5,489
Other revenue	1,823	1,592
Marketing and promotions	3,888	3,123
General and administrative	18,224	13,979
Depreciation	7,658	5,731
(Gain) loss on disposal of property	(2,643)	67
Project opening costs	—	2,941

Total operating expenses	105,165	84,776

Operating income	11,159	7,214
Other (expense) income:
Equity in loss of unconsolidated joint venture	(342)	—
Interest income	93	154
Interest expense	(10,352)	(6,328)
Loss on debt modification	(3,356)	—

(Loss) income from continuing operations before income taxes and minority interest	(2,798)	1,040
Benefit (provision) for income taxes	1,533	(556)

(Loss) income from continuing operations before minority interest	(1,265)	484
Minority interest	5	72

(Loss) income from continuing operations	(1,260)	556

Discontinued operations:
(Loss) income from discontinued operations before income taxes	(2,166)	5
Benefit (provision) for income taxes	800	(2)

(Loss) income from discontinued operations:	(1,366)	3

Net (loss) income	$(2,626)	$559

Net (loss) income per share—basic:
(Loss) income from continuing operations	$(0.05)	$0.02
(Loss) income from discontinued operations	(0.05)	0.00

Net (loss) income	$(0.10)	$0.02

Net (loss) income per share—diluted:
(Loss) income from continuing operations	$(0.05)	$0.02
(Loss) income from discontinued operations	(0.05)	0.00

Net (loss) income	$(0.10)	$0.02

Weighted average number of shares outstanding:
Basic	27,475,260	27,523,289

Diluted	27,475,260	27,864,146

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED MARCH 31
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(2,626)	$559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,658	5,731
Amortization of deferred financing fees	856	572
Loss on debt modification	3,356	—
Bad debt expense	16	16
Stock compensation expense	366	108
Deferred income taxes	(19)	(34)
Increase in long-term deferred compensation	164	312
(Gain) loss on disposal of property	(2,643)	67
Minority interest	(5)	(122)
Equity in loss of unconsolidated joint venture	342	—
Changes in operating assets and liabilities:
Accounts receivable	65	(858)
Prepaid income taxes	(2,312)	—
Other current assets	689	(1,857)
Accounts payable	(1,725)	1,308
Accrued liabilities	(607)	(277)

Net cash provided by continuing operating activities	3,575	5,525
Net cash used in discontinued operating activities	(1,567)	(1,780)

Net cash provided by operating activities	2,008	3,745

Cash flows from investing activities:
Increase in restricted cash	(687)	(412)
Short-term investments	—	11,564
Payment of Presque Isle Downs' slot license fee and deposits	—	(55,800)
Proceeds from sale of Speedway real property	11,293	—
Proceeds from sale of Binion's	28,049	—
Increase in deposits and other	(66)	(807)
Investment in North Metro Harness Initiative, LLC	(65)	1,100
Capital expenditures	(3,540)	(25,111)

Net cash provided by (used in) continuing investing activities	34,984	(69,466)
Net cash used in discontinued investing activities	(411)	(723)

Net cash provided by (used in) investing activities	34,573	(70,189)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	200
Financing cost paid	(625)	(385)
Proceeds from issuance of long-term debt	—	85,260
Principal payments on long-term debt and capital lease obligations	(30,269)	(99)

Net cash (used in) provided by continuing financing activities	(30,894)	84,976
Net cash (used in) provided by discontinued financing activities	(23)	9

Net cash provided by financing activities	(30,917)	84,985

Net increase in cash and cash equivalents	5,664	18,541
Cash and cash equivalents, beginning of period	31,045	21,341

Cash and cash equivalents, end of period	$36,709	$39,972

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,666	$186

Income taxes	$—	$150

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of MTR Gaming Group, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

        The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        During 2007, we owned and operated Binion's Gambling Hall & Hotel in Las Vegas, Nevada, which was sold on March 7, 2008, in accordance with a Stock Purchase Agreement executed between the Company and TLC Casino Enterprises, Inc., as discussed in Note 4. Reclassifications have been made to the prior period presentation to reflect the assets and liabilities of Binion's as held for sale and the operating results and cash flows as discontinued operations.

        Presque Isle Downs commenced slot machine gaming operations on February 28, 2007, and live thoroughbred horse racing with parimutuel wagering on September 1, 2007. We expect that Presque Isle Downs will continue to generate significant revenues and profits and diversify our operations.

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

        For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS

Pronouncements Implemented

        In September 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements ("SFAS 157"), which provides guidance for measuring the fair value of assets and liabilities and requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability and provides additional guidelines to consider in determining the market-based measurement. In February 2008, the FASB delayed the effective date of SFAS 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at least annually. We adopted SFAS 157 on

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

January 1, 2008 for financial assets and financial liabilities, and there was no impact from the adoption of SFAS 157 to our consolidated financial statements. We do not expect the adoption of SFAS 157 for nonfinancial assets and liabilities to have a material impact on our consolidated financial statements.

        SFAS 157 requires fair value measurement be classified and disclosed in one of the following categories:

    Level 1: Unadjusted quoted market prices for identical assets and liabilities.

    Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, for the asset or liability through corroboration with market data for substantially the full term of the asset or liability.

    Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (management's own assumptions about what market participants would use in pricing the asset or liability at the measurement date).

        Financial assets accounted for at fair value on a recurring basis at March 31, 2008 include cash and cash equivalents of $36.7 million and restricted cash of $1.2 million. These assets are carried at fair value based on quoted market prices (Level 1 inputs).

        We also have a deferred compensation arrangement with an executive that is structured as a rabbi trust. The investments of the rabbi trust are valued using quoted market prices (Level 1 inputs). The fair value of the investments in the rabbi trust at March 31, 2008 was $10.7 million.

        The fair value of our credit agreement at March 31, 2008 approximates fair value based on the interest rates available on similar borrowings. The fair value of our $130 million senior notes and $125 million senior subordinated notes was $125.4 million and $112.0 million, respectively, at March 31, 2008. The fair value is determined based on Level 2 inputs including quoted market prices and bond terms and conditions.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We did not elect to apply the fair value option to any financial instruments.

Pronouncements Not Yet Implemented

        In November 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for entities that have equity investments that are not attributable directly to the parent, called noncontrolling interests or minority interests. Specifically, SFAS 160 states where and how to report noncontrolling interests in the consolidated statements of financial position and operations, how to account for changes in noncontrolling interests, and provides disclosure requirements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for the Company). Earlier adoption is prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which SFAS 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We are currently

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

evaluating the requirements of SFAS 160 and have not yet determined the impact on our consolidated financial statements.

NOTE 3—NORTH METRO HARNESS INITIATIVE, LLC

        In June 2004, our wholly-owned subsidiary, MTR-Harness, Inc., acquired a 50% interest in North Metro Harness Initiative, LLC (d/b/a Running Aces Harness Park), which recently completed construction of a harness racetrack and card room in Columbus Township, Anoka County, Minnesota, approximately 30 miles northeast of downtown Minneapolis on a 178.4-acre site that North Metro purchased in 2005. During the three months ended March 31, 2008, North Metro continued its development and construction activities, and on April 11, 2008, commenced live racing and simulcast operations (import and export) with parimutuel wagering.

        Minnesota law permits licensed racetracks to operate a card room with up to 50 tables offering "non-banked" games (those in which the players play only against each other instead of against the house), subject to completion of the racetrack's first 50-day live race meet and regulatory approval of a card room plan of operation.

        The construction of North Metro, including furniture, fixtures and equipment, is estimated to cost approximately $62.5 million, $41.7 million of which was separately financed without recourse to us. Through March 31, 2008, we made aggregate capital contributions in North Metro of approximately $12.3 million (exclusive of legal and other fees). North Metro is required to complete the 50-day live race meet and commence card room operations no later than July 1, 2008 in accordance with its financing agreement. During the three months ended March 31, 2008, we recorded an equity loss in North Metro of $342,000.

        We previously determined that North Metro Harness Initiative, LLC was a variable interest entity in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") and subsequent revision FIN 46R. We also determined that we were the primary beneficiary for North Metro within the meaning of FIN 46(R), and accordingly, began consolidating the financial statements of North Metro effective in October 2005. Upon execution of the non-recourse financing obtained by North Metro, we reassessed the conclusion that North Metro was a variable interest entity in accordance with FIN 46, and concluded that North Metro was no longer a variable interest entity. Therefore, effective April 30, 2007, we deconsolidated North Metro and applied the equity method to our investment in North Metro. The net operating loss and minority interest recorded by the Company through April 30, 2007 of $321,000 and $117,000, respectively, remain in our consolidated statement of operations. For the period subsequent to April 30, 2007, our equity in the loss of North Metro is included in "Equity in loss of unconsolidated joint venture."

        At April 30, 2007, North Metro had total assets and total liabilities of $24.3 million and $5.8 million, respectively. The assets consisted principally of cash, land, construction in progress and related deposits and financing costs. Liabilities consisted primarily of the initial borrowing under its financing agreement. North Metro's cash flows related to operating, investing and financing activities for the period January 1, 2007 through April 30, 2007 were included in our consolidated statement of cash flows for 2007.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—SALES OF PROPERTIES

Binion's Gambling Hall & Hotel

        On June 26, 2007, we entered into a Stock Purchase Agreement with TLC Casino Enterprises, Inc. to sell 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owns and operates Binion's Gambling Hall & Hotel, and Speakeasy Fremont Experience Operating Company. TLC Casino Enterprises, Inc. also owns the Four Queens Hotel & Casino in Downtown Las Vegas. The sale was completed on March 7, 2008. The transaction was subject to purchase price adjustments based on changes in the net working capital, certain capital expenditures between execution and closing, and a $3.5 million working capital adjustment which remained with Binion's upon closing. Net cash to the Company at closing was approximately $28.0 million. In connection with our acquisition of Binion's, we provided limited guarantees, which reduce each month as rental payments are made on certain ground leases, some of which expired in March 2008, and three of which remain in effect (collectively, the "Remaining Lease Guarantees"). One of those three (approximately $2.6 million) expires in March 2009 and the remaining two leases (totaling approximately $3.1 million) expire in March 2010. The purchaser remains obligated to use its reasonable best efforts to assist us in obtaining releases of the Remaining Lease Guarantees.

        Binion's assets and liabilities have been reflected as held for sale in our consolidated balance sheets and its operating results and cash flows have been reflected as discontinued operations. At December 31, 2007, we recorded a loss of $2.0 million to adjust the carrying value of Binion's assets to the anticipated proceeds, less costs to sell. Upon completion of the sale on March 7, 2008, we incurred an additional loss on disposal of $684,000.

        Summary operating results for the discontinued operations for the period to date of the sale and the three months ended March 31, 2007 are as follows:

	March 31
	2008	2007
	(in thousands)
Net revenues	$9,857	$15,085
Loss from discontinued operations before income taxes	(2,166)	(70)
Loss from discontinued operations, net of income tax benefit	(1,366)	(40)

        In March 2007, Binion's received approximately $1.3 million as a cash distribution (in lieu of common stock) for its interest as a member (policyholder) in a mutual insurance company that converted to a stock corporation and completed a successful public offering. This amount is included within discontinued operations for the three months ended March 31, 2007 in the consolidated statements of operations.

Ramada Inn and Speedway Casino

        On January 11, 2008, our wholly-owned subsidiary, Speakeasy Gaming of Las Vegas, Inc., completed the sale of its Speedway Casino's real property in North Las Vegas, NV to Ganaste, LLC. In order to expedite closing, pursuant to agreements dated January 11, 2008, we bifurcated the transaction: first, an immediate sale of the real estate to Ganaste LLC, which did not require regulatory approval; and second, the sale of the gaming assets to Lucky Lucy D, LLC ("Lucky Lucy") upon regulatory approval. Lucky Lucy's sole owner is a shareholder of Ganaste. Ganaste LLC paid $11.4 million in cash for the real property, which exceeded the carrying value of the property by

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—SALES OF PROPERTIES (Continued)

approximately $2.8 million. Lucky Lucy has agreed to pay $6.775 million for the gaming assets, comprised of $2.0 million in cash to be paid at closing and the balance of up to $4.775 million subject to an earn out provision based on the property's gross revenues over the next four years. As of March 31, 2008, the carrying value of the gaming assets to be sold is approximately $820,000. Pursuant to the agreements, Ganaste must spend at least $3 million on capital improvements over the next three years. The Lucky Lucy transaction with respect to the gaming assets, which is supported by a $650,000 non-refundable deposit, is subject to the approval of the Nevada Gaming Commission and the City of North Las Vegas. Pending regulatory approval and closing of the Lucky Lucy transaction, Speakeasy Gaming of Las Vegas, Inc. will continue to operate the property pursuant to a short-term lease.

        Because the completion of the sale of the gaming assets and the related operations is subject to obtaining the required regulatory approvals (the outcome of which could not be determined at March 31, 2008), we have not reflected Speedway's assets as held for sale or its operating results as discontinued operations.

NOTE 5—EQUITY TRANSACTIONS

        We account for stock-based compensation expense in accordance with FASB Statement No. 123R, Share-Based Payment. Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values.

        Total stock option expense recognized during the three months ended March 31, 2008 and 2007 was $366,000 ($238,000 net of tax) and $108,000 ($70,000 net of tax), respectively. As of March 31, 2008, we had approximately $1.4 million of unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted-average period of approximately 1.03 years.

        The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercised during the three months ended March 31, 2007 was $84,000. There were no options exercised during the three months ended March 31, 2008.

        The stock option activity for the three months ended March 31, 2008 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding December 31, 2007	1,390,800	$8.45
Granted	—	—
Exercised	—	—
Forfeited	(10,000)	11.41

Outstanding March 31, 2008	1,380,800	$8.43

Exercisable March 31, 2008	1,024,800	$6.35

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        As a result of the implementation of FIN 48, we recognized an increase in our accrued income tax liabilities of approximately $1.0 million, which was accounted for as a $0.4 million reduction to the January 1, 2007 balance of retained earnings and a $0.6 million increase in deferred tax assets. Included in the increase in accrued income tax liabilities is approximately $0.6 million of accrued interest. The liability for unrecognized tax benefits was approximately $0.5 million as of January 1, 2007. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0.1 million. We do not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

        The Company and its subsidiaries file a consolidated federal income tax return and numerous consolidated and separate income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examinations for years before 2003.

        The effective income tax rate is reflective of permanent non-deductible expenses plus an additional state income tax provision (benefit), if any, associated with the operations of Presque Isle Downs. In addition, we recognize interest expense and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2008 and 2007, we recognized interest expense of approximately $50,000 and $91,000, respectively.

NOTE 7—LONG-TERM DEBT

Credit Agreement

        On September 26, 2006, we entered into the Fifth Amended and Restated Credit Agreement, which provided for a five-year maturity and consisted of a senior secured reducing revolving credit facility in the amount of $105.0 million (including a commitment for an increase of the credit facility up to an additional $50.0 million subject to certain conditions). Of this amount, $60.0 million was to be available for letters of credit and up to $10.0 million for short-term funds under a "swing line" facility.

        The credit agreement bore interest based, at our option, on either the agent bank's base rate or LIBOR, in each case plus a margin that was based on our leverage ratio at the time, which ranged from 100 to 212.5 basis points for the base rate loans and 175 to 287.5 basis points for the LIBOR loans. We were also required to pay a quarterly non-usage commitment fee which is based upon the leverage ratio. The credit agreement also contained covenants that restrict our ability to make investments, incur additional indebtedness, incur guarantee obligations, pay dividends, create liens on assets, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates.

        On June 19, 2007, we entered into the First Amendment to the Fifth Amended and Restated Credit Agreement. The First Amendment among other things (i) provided for an increase of the

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—LONG-TERM DEBT (Continued)

aggregate commitment (as defined in the Agreement) from $105.0 million to $155.0 million; (ii) increased the maximum permitted expansion capital expenditures for our Presque Isle Downs facility from $256.0 million to $296.0 million; and (iii) increased the permitted investments in MTR-Harness, Inc. from $12.5 million to $15 million.

        On March 31, 2008 we entered into the Limited Waiver and Second Amendment to the Fifth Amended and Restated Credit Agreement (the "Second Amendment"). The Second Amendment among other things (i) provides for a decrease of the aggregate commitment (as defined in the credit agreement) from $155.0 million to $125.0 million; (ii) eliminates the LIBOR loan option and establishes the interest rate at prime plus 2.25%; (iii) restricts the amount of additional borrowings unless certain proforma leverage ratios are achieved; (iv) revised the maturity date from September 27, 2011 to March 31, 2010 provided the Senior Unsecured Notes are fully refinanced; (v) commences commitment reductions on September 30, 2008 versus December 31, 2008; (vi) modifies certain covenants and related definitions and (vii) increases the minimum amount that must be spent on the maintenance of the properties from 1% to 1.5% of the previous years gross revenues. In connection with the Second Amendment we were required to pay fees of $2.8 million, of which approximately $0.6 million were paid prior to March 31, 2008.

        As a result of the Second Amendment to the credit agreement and the reduction in borrowing capacity, we were required to proportionately reduce the amount of existing deferred financing costs. As a result, we recorded a write-off of deferred financing costs of approximately $3.4 million. This amount is reflected in the consolidated statements of operations as a loss on debt modification.

        The credit agreement, as amended, contains customary affirmative and negative covenants that include the requirement that we satisfy, on a consolidated basis, specified quarterly financial tests.

        The amount that may be borrowed under the credit agreement is subject to a debt incurrence test provided by the Second Amendment and the indentures governing our senior unsecured notes and senior subordinated notes. Prior to entering into the First Amendment, we obtained the required consents from the holders of our senior notes and senior subordinated notes to amend the indentures governing the senior notes and senior subordinated notes. The amendment to the indentures increased the permitted debt "basket" (i.e. the amount we may borrow whether or not we satisfy the debt incurrence tests) for debt incurred under our credit facility from $85.0 million to $135.0 million. We paid a consent fee equal to $7.50 and $20.00 per $1,000 of principal to the holders of the senior notes and senior subordinated notes, respectively, or an aggregate of $3.4 million. Commencing in the second quarter of 2008 and until the senior subordinated notes are no longer outstanding, we may be required to pay additional consent fees to the holders of our senior subordinated notes if we do not satisfy certain quarterly financial ratios. If we do not meet these ratios, we would be required to pay additional consent fees of $5.00 per $1,000 of principal to the holders of the senior subordinated notes per quarter.

        In order to borrow an amount in excess of the amended permitted debt basket (subject to limitations under the credit agreement), we must either satisfy the debt incurrence tests provided by the indentures governing the senior unsecured notes and senior subordinated notes or obtain the prior consents of the holders of at least a majority in aggregate principal amount of those notes that are not owned by the Company or any of its affiliates.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—LONG-TERM DEBT (Continued)

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

        At March 31, 2008 and 2007, borrowings of $115.8 million and $75.0 million, respectively, and letters of credit for approximately $1.5 million, were outstanding under the credit facility. On March 7, 2008, we utilized $27.6 million of the proceeds from the sale of Binion's to reduce amounts outstanding under the credit facility. On February 21, 2007, we paid $50 million to the Commonwealth of Pennsylvania for the Presque Isle Downs slot license fee. Upon payment of this fee, the previously issued $50 million letter of credit was returned and cancelled.

Other Debt Financing Arrangements

        During the three months ended March 31, 2008 the Company borrowed $0.2 million in connection with equipment financing arrangements.

        During 2007, Presque Isle Downs entered into seven promissory note arrangements for financing the purchase of 1,950 slot machines and a player tracking system. The promissory notes aggregated $29.6 million. Under the terms of the notes, we are required to make monthly installments of principal and interest (in varying amounts) through October 2010. The interest rates on the notes range from LIBOR plus 3.25% to 8.08% per annum.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Litigation

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

  (i)
  changes in, or failure to comply with, laws, regulations, the conditions of our West Virginia and Pennsylvania gaming licenses, accounting standards or environmental laws (including adverse changes in regulation by various state gaming or racing authorities and the rates of taxation on gaming revenues) and delays in regulatory licensing processes;

  (ii)
  competitive and general economic conditions in our markets, including whether and when the slot parlor recently licensed for downtown Pittsburgh, Pennsylvania obtains financing, is constructed and successfully opens, and whether the harness horseracing track recently licensed in Lawrence County, Pennsylvania obtains a slot machine license, is constructed and successfully opens, and the legalization of new forms of gaming in states within our target markets;

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

        Additional factors that could cause our actual performance to differ materially from that contemplated by such forward-looking statements are detailed in our Annual Report on Form 10-K for the year ended December 31, 2007, as well as other filings with the Securities and Exchange Commission. We do not intend to publicly update any forward-looking statements, except as may be required by law.

OVERVIEW

        We own and operate The Mountaineer Casino, Racetrack & Resort in Chester, West Virginia; Presque Isle Downs & Casino in Erie, Pennsylvania; and Scioto Downs in Columbus, Ohio. We also own a 90% interest in Jackson Trotting Association, LLC, which operates Jackson Harness Raceway in Jackson, Michigan; and a 50% interest in North Metro Harness Initiative, LLC, which recently completed construction of a harness racetrack and card room in Anoka County, Minnesota. We also operate the Ramada Inn and Speedway Casino in North Las Vegas, Nevada pursuant to a short-term lease (having sold the real property on January 11, 2008) pending the completion of the sale of the property's gaming business and related assets upon regulatory approval.

        Presque Isle Downs commenced slot machine gaming operations on February 28, 2007, and live thoroughbred horse racing with parimutuel wagering on September 1, 2007. We expect that Presque Isle Downs will continue to generate significant revenues and profits and diversify our operations.

        Mountaineer opened 37 poker tables on October 19, 2007 (which increased to 40 tables in 2008), and opened 50 table games on December 20, 2007 (which increased to 55 tables in 2008). The poker tables are located in the facility's Grandstand, and the table games are located in the Speakeasy Gaming Saloon (connected to our hotel) as well as the Grandstand.

        During 2007, we owned and operated Binion's Gambling Hall & Hotel in Las Vegas, Nevada, which was sold on March 7, 2008, in accordance with a Stock Purchase Agreement executed between the Company and TLC Casino Enterprises, Inc. The transaction was subject to purchase price adjustments based on changes in the net working capital, certain capital expenditures between execution and closing, and a $3.5 million working capital adjustment which remained with Binion's upon closing. Net cash to the Company at closing was approximately $28.0 million, of which $27.6 million was utilized to reduce amounts outstanding under our credit facility. Reclassifications have been made to the prior period presentation to reflect the assets and liabilities of Binion's as held for sale and the operating results and cash flows as discontinued operations.

        On January 11, 2008, we sold our Speedway Casino's real property to Ganaste, LLC for $11.4 million in cash, resulting in a gain on the sale of approximately $2.8 million. The second phase of the transaction, which is subject to approval by the Nevada Gaming Commission and the City of North Las Vegas, calls for the sale of the gaming assets to Lucky Lucy D, LLC, for a total of $6.775 million, comprised of $2.0 million in cash to be paid at closing and the balance of up to $4.775 million subject to an earn out provision based on the property's gross revenues over the next four years. As of March 31, 2008, the carrying value of the gaming assets to be sold is approximately $820,000. Pending regulatory approval and closing of the Lucky Lucy transaction, we will continue to operate the property pursuant to a short-term lease. We expect the closing of the transaction to occur in June 2008.

        During the three months ended March 31, 2008, North Metro continued its development and construction activities, and on April 11, 2008, commenced live racing and simulcast operations (import and export) with parimutuel wagering. North Metro intends to commence operations of its card room on July 1, 2008.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

        The following tables set forth information concerning our results of operations by property for continuing operations.

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net revenues—Continuing operations:
Mountaineer(1)	$74,046	$66,549
Presque Isle Downs(2)	38,812	21,059
Las Vegas Speedway	2,734	3,052
Scioto Downs	126	636
Jackson Racing	603	669
North Metro	—	22
Corporate	3	3

Consolidated net revenues	$116,324	$91,990

    (1)
    Mountaineer commenced poker on October 19, 2007 and table gaming on December 20, 2007.

    (2)
    Presque Isle Down's commenced slot operations on February 28, 2007.

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Operating income (loss)—Continuing operations:
Mountaineer(1)	$10,332	$9,368
Presque Isle Downs(2)	2,985	1,384
Las Vegas Speedway(3)	2,639	358
Scioto Downs	(875)	(670)
Jackson Racing	(270)	(43)
North Metro	(22)	(243)
Corporate	(3,630)	(2,940)

Consolidated operating income	$11,159	$7,214

    (1)
    Mountaineer's operating income for 2008 includes poker and table gaming operations.

    (2)
    Presque Isle Downs' operating income for 2007 includes project opening costs of $2.9 million.

    (3)
    Las Vegas Speedway's operating income for 2008 includes a gain on the sale of real property of $2.8 million.

Mountaineer's Operating Results:

        During the three months ended March 31, 2008, Mountaineer's operating results (particularly gaming and food, beverage and lodging) benefited, as expected, from the introduction of poker and table games in the fourth quarter of 2007, but continued to be affected by new competition. Net revenues increased by $7.5 million, or 11.3%, primarily due to a $6.6 million increase in gaming revenues. Net revenues earned from food, beverage and lodging operations increased by $1.3 million, while net revenues earned from other sources, including parimutuel commissions, decreased by $0.1 million. Promotional allowances increased by $0.3 million. Mountaineer's operating margin decreased slightly to 14.0% in 2008 from 14.1% in 2007.

        Significant factors contributing to Mountaineer's operating results were:

  •
  a increase in gross profit from gaming operations (as discussed below);

  •
  an overall increase in compensation and benefits costs of $4.6 million resulting primarily from addition of approximately 800 employees related to introduction of poker and table gaming in the fourth quarter of 2007;

  •
  an increase in marketing promotions and advertising costs of $0.6 million in reaction to increased competition in Pennsylvania and an awareness campaign for poker and table gaming; offset by

  •
  a decrease in depreciation expense in the amount of $0.5 million.

        A discussion of Mountaineer's key operations follows.

        Gaming Operations.    Revenues from gaming operations increased by $6.6 million, or 11.0%, to $66.3 million during the three months ended March 31, 2008, compared to the same period during 2007, and gross profit increased by $2.5 million, or 10.8% during the period. The increase in gaming revenues was primarily due to the introduction of poker and table gaming in the fourth quarter of 2007. Poker and table games generated $2.2 million and $10.1 million of revenues, respectively, during the first quarter of 2008. However, during the same period, Mountaineer's revenue from slots decreased by $5.7 million, or 9.5%. During the first quarter of 2008, Mountaineer's average daily net win per machine decreased to $185 compared to $206 during the same period of 2007.

        Management attributes the decrease in slot revenue primarily to the continuing impact on our market from gaming operations in Pennsylvania, which share some customer base in Ohio and Pennsylvania. In addition to the opening of Presque Isle Downs, The Meadows Racetrack & Casino, a harness racetrack in Washington, Pennsylvania, opened its new slot casino with 1,738 machines on June 11, 2007. The Meadows is approximately 40 miles southeast of Mountaineer. More severe winter weather in 2008, higher fuel prices and the economy in general were also factors.

        Mountaineer opened 37 poker tables on October 19, 2007 (which increased to 40 tables in 2008), and opened 50 banked table games on December 20, 2007 (which increased to 55 tables in 2008). The poker tables are located in the facility's Grandstand, and the table games are located in the Speakeasy Gaming Saloon (connected to our hotel) as well as the Grandstand. There are no statutory limits on the size of wagers or number of games and statutory gaming taxes are assessed at the rate of 35% of revenues, in addition to an annual licensing fee of $1.5 million for the first year of operations and $2.5 million thereafter. We believe table games at Mountaineer will continue to enhance its competitive position by drawing new customers and driving increased play from our existing customers, which may contribute to Mountaineer's gaming revenue growth and further development as a destination resort. Furthermore, table gaming at Mountaineer will also help distinguish our product from slot machines in local bars and clubs and slot machine operations in Pennsylvania. Additionally, with the commencement of table gaming, Mountaineer expanded its hours of operation to twenty-four hours per day, seven days per week, which we believe will also drive additional revenue.

        Management is encouraged by the impact poker and table gaming have had thus far on Mountaineer's operations, over and above the incremental gaming revenue directly from those games. For example, while slot revenue remains lower than periods prior to the opening of new competition in Pennsylvania, Mountaineer's average daily net win per machine increased from $170 in the fourth quarter of 2007 to $185 in the first quarter of 2008, notwithstanding weather and fuel prices. Likewise, management attributes the increase in hotel, food and beverage revenue principally to increased patronage from table games.

        Overall, the increase in revenues from gaming operations during 2008 resulted in a $0.8 million increase in gaming taxes and assessments. Additionally, gaming salaries and benefits increased $3.0 million principally as a result of the addition of poker and table games staffing.

        Parimutuel Commissions.    Parimutuel commissions for Mountaineer, detailing gross handles less patron payouts and deductions, for three months ended March 31 were as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Import simulcast racing parimutuel handle	$4,799	$4,706
Live racing parimutuel handle	1,061	1,295
Less patrons' winning tickets	(4,614)	(4,729)

	1,246	1,272
Revenues—export simulcast	1,705	1,890

	2,951	3,162
Less:
State and county parimutuel tax	(89)	(95)
Purses and Horsemen's Association	(1,276)	(1,376)

Revenues—parimutuel commissions	$1,586	$1,691

        The decrease in live and import simulcast racing handle was primarily attributable to six fewer racing days during the three-month period of 2008 compared to the same period of 2007 as a result of more severe winter weather conditions in 2008. The decrease in the number of racing days also contributed to the decrease in export simulcast racing handle due to the ability of patrons to place parimutuel wagers via telephone and the Internet.

        Live racing and import simulcast may continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or growth in the utilization of telephone and/or Internet wagering).

        Food, beverage and lodging operations.    Revenues from food, beverage and lodging operations increased $1.3 million during the three months ended March 31, 2008, compared to the same period during 2007, and gross profit from these operations increased by $0.4 million, or 26.8%. The increase in revenues and gross profit resulted primarily from increased patron traffic resulting from the opening of table games.

        The average daily room rate for the Grande Hotel increased to $74.49 during the first quarter of 2008 from $67.08 during the same period of 2007, and the average occupancy rate increased to 75.1% from 71.1% during the same periods, respectively. The increases in average occupancy and daily room rates primarily reflect the commencement of table gaming which increased hotel occupancy and enabled us to increase room rates.

Presque Isle Downs' Operating Results:

        Presque Isle Downs commenced slot machine gaming operations on February 28, 2007, and commenced live thoroughbred horse racing with parimutuel wagering on September 1, 2007. During the three months ended March 31, 2008, net revenues increased by $17.7 million to $38.8 million from

$21.1 million during the 32 days of operation in the three-month period of 2007. Presque Isle Downs' operating margin (inclusive of $2.9 million of project opening costs in 2007) increased to 7.7% in 2008 from 6.6% in 2007.

        Significant factors contributing to Presque Isle Downs' operating results were:

  •
  a decrease in gross profit from gaming operations of $4.4 million, reflecting a decrease in average daily net win per machine of $114 to $197 during the first quarter of 2008 from $311 during the first quarter of 2007 (which reflects the initial enthusiasm surrounding the opening and initial month of operations);

  •
  an overall decrease in general and administrative expenses (including project opening expenses) of $0.4 million; and

  •
  an increase in depreciation expense in the amount of $2.5 million.

Las Vegas Speedway's Operating Results:

        On January 11, 2008, we sold our Speedway Casino's real property to Ganaste, LLC for $11.4 million in cash, resulting in a gain on the sale of approximately $2.8 million. The second phase of the transaction, which is subject to approval by the Nevada Gaming Commission and the City of North Las Vegas, calls for the sale of the gaming assets to Lucky Lucy D, LLC, for a total of $6.775 million, comprised of $2.0 million in cash to be paid at closing and the balance of up to $4.775 million subject to an earn out provision based on the property's gross revenues over the next four years. As of March 31, 2008, the carrying value of the gaming assets to be sold is approximately $820,000. Pending regulatory approval and closing of the Lucky Lucy transaction, we will continue to operate the property pursuant to a short-term lease. We expect the closing of the transaction to occur in June 2008.

        During the three-month period ended March 31, 2008, net revenues earned from Speedway decreased by $0.3 million compared to the same period during 2007. During this same period, operating income (exclusive of the gain on the sale of real property of $2.8 million) decreased by $0.5 million, due primarily to a decrease in gaming revenues and an increase in marketing and general and administrative costs. The closing of the second phase of the Speedway sale transaction will result in the reclassification of the Speedway results (including the gain on the sale of real property) to discontinued operations.

Scioto Downs' Operating Results:

        During the three-month period ended March 31, 2008, net revenues decreased by $0.5 million compared to the same period during 2007, and operating expenses decreased by $0.3 million over the same periods. The two periods are not directly comparable because in the first quarter of 2007, Scioto operated simulcasting and food and beverage departments for the entire quarter, compared to only six days in the first quarter of 2008. In order to reduce expenses and operating losses, Scioto Downs and Beulah Park, the other racetrack in Columbus, Ohio, entered into an agreement (which was approved by the Racing Commission) whereas Scioto operated its simulcasting from January 1, 2008 through January 6, 2008, and will operate from May 4, 2008 through October 13, 2008. During the remaining periods Scioto Downs' simulcasting will be closed and Beulah Park will operate its simulcasting. Similarly, when Scioto is open for live racing and simulcasting, Beulah Park will be closed. This change is expected to generate annual cost savings of up to approximately $200,000 for Scioto Downs.

Jackson Racing Operating Results:

        During the three months ended March 31, 2008, Jackson Racing, which conducts live harness racing and simulcasting with parimutuel wagering in Jackson, Michigan, earned revenues of $0.6 million which is slightly lower than the same period during 2007. During the three-month periods of 2008 and

2007, operating losses were $270,000 and $43,000, respectively, before the 10% minority interest not owned by us. During the first quarter of 2008, Jackson Racing incurred a loss of approximately $160,000 in connection with the expiration of land options and other costs.

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

        During the three months ended March 31, 2008, North Metro continued its development and construction activities, and on April 11, 2008, commenced live racing and simulcast operations (import and export) with parimutuel wagering.

        During the three-month period ended March 31, 2008, MTR-Harness recorded $342,000 of equity in loss of an unconsolidated joint venture. During the same period of 2007, MTR-Harness incurred an operating loss of 243,000 and recorded minority interest of $70,000.

Corporate Operating Results:

        During the three months ended March 31, 2008, corporate general and administrative expenses were $3.5 million compared to $2.9 million during the same period of 2007. Specifically, the increase in costs was attributed to:

  •
  an increase of $0.4 million related to other strategic development costs, primarily related to the sale of Las Vegas Speedway and Binion's; and

  •
  an increase of $0.3 million related to stock-based employee compensation.

Depreciation Expense:

        During the three months ended March 31, 2008, depreciation expense increased by $1.9 million compared to 2007, primarily due to the opening of Presque Isle Downs. Presque Isle Downs' depreciation increased $2.5 million. This increase was offset by a decrease in Mountaineer's depreciation of $0.5 million. We expect depreciation expense to continue to increase during the remainder of 2008 as a result of the completion of the various construction phases of Presque Isle Downs during 2007.

Gain on Disposal of Property:

        During the three months ended March 31, 2008, we realized a gain of $2.8 million on the sale of Las Vegas Speedway's real property.

Interest:

        The increase in interest expense, net of interest income, of $4.1 million in 2008 compared to 2007 is primarily attributable to the increased borrowings under our credit facility and equipment financing for Presque Isle Downs, as well as decreases in capitalization of interest related to the construction of

Presque Isle Downs. Interest capitalized during the first quarter of 2007 was $1.4 million; no interest was capitalized in 2008. We expect interest expense to continue to increase during 2008 relative to 2007 as a result of additional funds borrowed in connection with the completion of Presque Isle Downs' construction and certain other capital expenditures and modifications to our credit agreement including increased interest rates and loan fees.

Loss on Debt Modification:

        During the three months ended March 31, 2008, we incurred a loss on debt modification resulting from the write-off of deferred financing fees in the amount of $3.4 million. The write-off of deferred financing fees resulted from an amendment to our credit agreement which reduced our borrowing capacity under credit agreement (see "Liquidity and Sources of Capital"). As such, we were required to proportionately reduce the amount of existing deferred financing fees.

Provision for Income Taxes:

        The income tax benefit in 2008 was computed based on an effective federal income tax rate of 56%, plus applicable state income tax provision (benefit), if any, associated with the operations of Presque Isle Downs and interest expense related to uncertain tax positions in income tax expense, as compared to a provision for income taxes of 42% in the first quarter of 2007, plus an additional state income tax provision associated with the operations of Presque Isle Downs. The effective income tax rates are reflective of permanent non-deductible expenses.

Discontinued Operations—Binion's Gambling Hall & Hotel

        As previously discussed, we sold 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owns and operates Binion's Gambling Hall & Hotel, and Speakeasy Fremont Experience Operating Company on March 7, 2008, in accordance with a Stock Purchase Agreement with TLC Casino Enterprises, Inc. The transaction was subject to purchase price adjustments based on changes in the net working capital, certain capital expenditures between execution and closing, and a $3.5 million working capital adjustment which remained with Binion's upon closing. Reclassifications have been made to the prior period presentation to reflect the assets and liabilities of Binion's as held for sale and the operating results and cash flows as discontinued operations. At December 31, 2007, we recorded a loss of $2.0 million to adjust the carrying value of Binion's assets to the anticipated proceeds, less costs to sell. Upon completion of the sale on March 7, 2008, we incurred an additional loss on disposal of $684,000.

        During the three-month period ended March 31, 2008, we incurred a loss on the discontinued operations of Binion's in the amount of $1.4 million compared to a gain of $5,000 in the same period of 2007. In the first quarter of 2007, Binion's received approximately $1.3 million as a cash distribution (in lieu of common stock) for its interest as a member (policyholder) in a mutual insurance company that converted to a stock corporation and completed a successful public offering.

CASH FLOWS

        Our operating activities produced $2.0 million in cash flow during the three months ended March 31, 2008, compared to $3.7 million during the same period of 2007. Current period non-cash expenses included $8.5 million of depreciation and amortization and a $3.4 million write-off of deferred financing fees resulting from a modification of long-term debt. In 2008, operating activities also included a $2.6 million gain on the disposal of property. Included in cash flows from operating activities for 2008 and 2007 was $1.6 million and $1.8 million, respectively, used in discontinued operations.

        Net cash provided by investing activities was $34.6 million during the three months ended March 31, 2008, compared to $70.2 million used in investing activities during the same period of 2007.

In 2008, we invested $3.5 million in property and equipment and generated proceeds from the sale of Speedway's real property and Binion's in the amounts of $11.3 million and $28.0 million, respectively. In 2007, we invested $25.1 million in property and equipment and other capital improvements (including the construction of Presque Isle Downs). During 2007, we also paid $50.0 million to the Commonwealth of Pennsylvania for Presque Isle Downs' $50 million slot license fee and incurred certain other license costs. Included in cash flows from investing activities for 2008 and 2007 was $0.4 million and $0.7 million, respectively, used in discontinued operations.

        Net cash used in financing activities was $30.9 million during the three months ended March 31, 2008, compared to $85.0 million provided by financing activities during the same period of 2007. In 2008, principal payments on long-term obligations aggregated $30.3 million, including $27.6 million from the proceeds on the sale of Binion's. In 2007, we had borrowings of $75.0 million from our credit facility and $10.3 million related to equipment financing arrangements. Included in cash flows from financing activities for 2008 was $23,000 used in discontinued operations compared to $9,000 provided by discontinued operations for 2007.

LIQUIDITY AND SOURCES OF CAPITAL

        We had working capital of $8.2 million as of March 31, 2008, and our unrestricted cash balance amounted to $36.7 million. During 2008 the Company completed the sale of the real property of the Ramada Inn and Speedway Casino and the sale of the stock of Speakeasy Gaming of Fremont which owns and operated Binion's Gambling Hall & Hotel. The sale of these assets provided additional funding of approximately $39 million of which $27.6 million was used for repayment of debt and the remaining amount was contributed to working capital to be used for operations.

        At March 31, 2008, the balances in bank accounts owned by Mountaineer's horsemen, but to which we contribute funds for racing purses, exceeded our purse payment obligations by $7.2 million. This amount is available for payment of future purse obligations at our discretion and in accordance with the terms of its agreement with the HBPA. We also earn the interest on balances in these accounts.

        On September 26, 2006, we entered into the Fifth Amended and Restated Credit Agreement, which provided for a five-year maturity and consisted of a senior secured reducing revolving credit facility in the amount of $105.0 million (including a commitment for an increase of the credit facility up to an additional $50.0 million subject to certain conditions). Of this amount, $60.0 million was to be available for letters of credit and up to $10.0 million for short-term funds under a "swing line" facility.

        The credit agreement bore interest based, at our option, on either the agent bank's base rate or LIBOR, in each case plus a margin that was based on our leverage ratio at the time, which ranged from 100 to 212.5 basis points for the base rate loans and 175 to 287.5 basis points for the LIBOR loans. We were also required to pay a quarterly non-usage commitment fee which is based upon the leverage ratio. The credit agreement also contained covenants that restrict our ability to make investments, incur additional indebtedness, incur guarantee obligations, pay dividends, create liens on assets, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates.

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

        On March 31, 2008 we entered into the Limited Waiver and Second Amendment to the Fifth Amended and Restated Credit Agreement (the "Second Amendment"). The Second Amendment

among other things (i) provides for a decrease of the aggregate commitment (as defined in the credit agreement) from $155.0 million to $125.0 million; (ii) eliminates the LIBOR loan option and establishes the interest rate at prime plus 2.25%; (iii) restricts the amount of additional borrowings unless certain proforma leverage ratios are achieved; (iv) revised the maturity date from September 27, 2011 to March 31, 2010 provided the Senior Unsecured Notes are fully refinanced; (v) commences commitment reductions on September 30, 2008 versus December 31, 2008; (vi) modifies certain covenants and related definitions and (vii) increases the minimum amount that must be spent on the maintenance of the properties from 1% to 1.5% of the previous years gross revenues. In connection with the Second Amendment we were required to pay fees of $2.8 million, of which approximately $0.6 million were paid prior to March 31, 2008.

        As a result of the Second Amendment to the credit agreement and the reduction in borrowing capacity, we were required to proportionately reduce the amount of existing deferred financing costs. As a result, we recorded a write-off of deferred financing costs of approximately $3.4 million. This amount is reflected in the consolidated statements of operations as a loss on debt modification.

        The credit agreement, as amended, contains customary affirmative and negative covenants that include the requirement that we satisfy, on a consolidated basis, specified quarterly financial tests.

        The amount that may be borrowed under the credit agreement is subject to a debt incurrence test provided by the Second Amendment and the indentures governing our senior unsecured notes and senior subordinated notes. Prior to entering into the First Amendment, we obtained the required consents from the holders of our senior notes and senior subordinated notes to amend the indentures governing the senior notes and senior subordinated notes. The amendment to the indentures increased the permitted debt "basket" (i.e. the amount we may borrow whether or not we satisfy the debt incurrence tests) for debt incurred under our credit facility from $85.0 million to $135.0 million. We paid a consent fee equal to $7.50 and $20.00 per $1,000 of principal to the holders of the senior notes and senior subordinated notes, respectively, or an aggregate of $3.4 million. Commencing in the second quarter of 2008 and until the senior subordinated notes are no longer outstanding, we may be required to pay additional consent fees to the holders of our senior subordinated notes if we do not satisfy certain quarterly financial ratios. If we do not meet these ratios, we would be required to pay additional consent fees of $5.00 per $1,000 of principal to the holders of the senior subordinated notes per quarter. We anticipate that we will have to pay these fees during 2008.

        In order to borrow an amount in excess of the amended permitted debt basket (subject to limitations under the credit agreement), we must either satisfy the debt incurrence tests provided by the indentures governing the senior unsecured notes and senior subordinated notes or obtain the prior consents of the holders of at least a majority in aggregate principal amount of those notes that are not owned by the Company or any of its affiliates.

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

        At March 31, 2008 and 2007, borrowings of $115.8 million and $75.0 million, respectively, and letters of credit for approximately $1.5 million, were outstanding under the credit facility. On March 7, 2008, we utilized $27.6 million of the proceeds from the sale of Binion's to reduce amounts outstanding under the credit facility. On February 21, 2007, we paid $50 million to the Commonwealth of

Pennsylvania for the Presque Isle Downs slot license fee. Upon payment of this fee, the previously issued $50 million letter of credit was returned and cancelled.

        During 2007, Presque Isle Downs entered into seven promissory note arrangements for financing the purchase of 1,950 slot machines and a player tracking system. The promissory notes aggregated $29.6 million. Under the terms of the notes, we are required to make monthly installments of principal and interest (in varying amounts) through October 2010. The interest rates on the notes range from LIBOR plus 3.25% to 8.08% per annum. At March 31, 2008, there was $21.4 million outstanding under the promissory notes.

        During September 2007, Mountaineer entered into a capital lease obligation to finance the purchase of surveillance equipment totaling $4.1 million. Mountaineer draws on the capital lease as the surveillance contractor meets milestones set forth in the purchase contract. At March 31, 2008, $3.8 million was drawn under this capital lease. Until the contractor delivers and installs all of the surveillance equipment, Mountaineer only pays interest at LIBOR plus 2.5%. Thereafter, Mountaineer will pay principal and interest over 36 months.

        The following contractual obligations entered into since December 31, 2007, increase contractual cash obligations (see Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital in the Annual Report on Form 10-K for the year ended December 31, 2007) as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Contractual cash obligations:
Long-term debt and capital lease obligations(1)	$401.6	$11.1	$262.3	$127.9	$0.3

Total	$401.6	$11.1	$262.3	$127.9	$0.3

(1)
These amounts represent revisions to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

  Capital Expenditures

        During the three months ended March 31, 2008, additions to property and equipment and other capital projects for continuing operations aggregated $3.5 million, which included expenditures included approximately $1.7 million related to poker and table gaming at Mountaineer and approximately $1.8 million for additional gaming and other equipment and miscellaneous projects. The Company anticipates spending up to a total of approximately $17 million during 2008 on capital expenditures.

  Commitments and Contingencies

        In connection with planned infrastructure improvements at Presque Isle Downs, we were required to establish an escrow deposit in 2006 for the benefit of the Pennsylvania Department of Transportation of approximately $5 million. Approximately $3.9 million was returned to us during 2007. At March 31, 2008, the deposit amounted to $1.1 million, which will be returned to us in approximately two years.

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

        We have financed development and construction costs of Presque Isle Downs and other capital expenditures with cash flow from operations, borrowings under our credit facility and cash on hand, including the remaining proceeds of our senior subordinated notes, and equipment financing arrangements. At March 31, 2008 approximately $1.9 million of liabilities is outstanding relating to construction and development. We anticipate that this amount and the remaining capital commitments for 2008 that are estimated to be approximately $13.5 million will be financed with cash flow from operations, cash on hand, retained proceeds from the sale of Speedway and amounts available under our credit facility.

        We have entered into an agreement with the Summit Township Industrial and Economic Development Authority ("STIEDA") pursuant to which the Authority has agreed to apply to Erie County for certain grants contemplated by the gaming act, which would be used to fund, initially, up to $14.4 million of agreed upon on- and off-site infrastructure improvements. However, to date such funds have not been released and STIEDA has filed litigation against Erie County to force it to make distributions to fund the submitted grant requests. We intend to pursue similar agreements with Erie County for the county's investment of part of its local share into infrastructure improvements that we believe will directly or indirectly benefit the host municipality, Summit Township, and Presque Isle Downs.

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

        In connection with the acquisition of Binion's, we obtained title to the property and equipment, free and clear of all debts, subject to increase by $5.0 million if, at the termination of the Joint Operating License Agreement, Harrah's achieved certain operational milestones. We do not believe that Harrah's achieved the specified operational milestones and therefore did not pay the $5 million. Legal proceedings were initiated and the parties have agreed in principal to settle this matter for $1.75 million. The previously established accrual of the $5 million as additional purchase price was reduced to $1.75 million at December 31, 2007. See Note 8 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 for additional information about this matter.

        In June 2004, our wholly-owned subsidiary, MTR-Harness, Inc., acquired a 50% interest in North Metro Harness Initiative, LLC, previously a wholly- owned subsidiary of Southwest Casino and Hotel Corporation. On January 19, 2005, the Minnesota Racing Commission granted North Metro a license to construct and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota, approximately 30 miles northeast of downtown Minneapolis on a 178.4-acre site that North Metro purchased in 2005.

        The construction of North Metro, including furniture, fixtures and equipment, is estimated to cost approximately $62.5 million, $41.7 million of which was separately financed without recourse to us, although we may elect to make additional investments. Through March 31, 2008, we made aggregate capital contributions in North Metro of approximately $12.4 million (exclusive of legal and other fees), including additional capital contributions aggregating $1.3 million that we were required to make in connection with the completion of the $41.7 financing by North Metro. North Metro commenced live racing and simulcast operations (import and export) with parimutuel wagering on April 11, 2008, and is required to complete a 50-day live race meet and commence card room operations no later than July 1, 2008 in accordance with its financing agreement.

        In connection with the sale of the Speedway real property on January 11, 2008, we entered into a short-term lease (240 days) for the property since we will continue to operate Speedway until the remaining gaming assets are sold. The agreement calls for a monthly rental of $70,000. The agreement can be extended for thirty days. Additionally, if the acquisition of the remaining assets is not completed within the initial term of the lease or the purchaser has not assigned its interest under the Asset Agreement to a replacement operator, the Company will have a right of refusal to purchase the property during the three month period following the expiration of the lease.

        We are faced with certain contingencies involving litigation and environmental remediation. These commitments and contingencies are discussed in greater detail in "Item 3. Legal Proceedings" and Note 8 to our consolidated financial statements included elsewhere in this report.

        Management believes that our cash balances, cash flow from operations, the net proceeds from the sales of our excess real property holdings in Erie, Pennsylvania, net proceeds from the sale of Speedway and availability under our credit facility (approximately $7.0 million) will be sufficient to cover any capital required to fund maturing debt obligations and any other contemplated capital expenditures and short-term funding requirements for the next twelve months. If we pursue additional expansion projects, we could require additional financing. Additionally, new competition may have a material effect on our revenues, and could have a similar effect on our liquidity. See "Item 1A. Risk Factors—Risks Related to Our Business" in our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of certain circumstances that may affect our sources of liquidity. Additionally, if we seek to acquire new properties, we would likely require additional financing. We may also finance our expansion and capital requirements, to the extent permitted under existing debt agreements, through the public or private sale of equity securities, though we have no current plans to do so.

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

        Our level of indebtedness and our working capital present other risks to investors, including the possibility that we may be unable to generate cash sufficient to pay the principal of and interest on our indebtedness when due; and that we may not be able to meet tests and covenants of such debt agreements and achieve satisfactory resolution of such non-compliance with the lenders. In such an event, the holders of our indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and proceed against any collateral securing such indebtedness. These actions could limit our ability to borrow additional funds and would likely have a material adverse effect on our business and results of operations. A debt rating downgrade would not impact the terms of borrowings under our Fifth Amended and Restated Credit Facility, the senior unsecured notes or the senior subordinated notes. However, a debt rating downgrade could impact the terms of and our ability to obtain new financing. Additionally, changes in the regulatory environment or restriction on or prohibition of our gaming or racing operations, whether arising out of legislation or litigation, could have a material adverse effect on our liquidity. See "Item 1A. Risk Factors—Risks Related to Our Business" and Note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

        We also cannot assure you that estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds and increased difficulties with respect to our ability to raise such funds. See "Item 1A. Risk Factors—Risks Related to Our Business" and Note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

  Outstanding Options

        As of May 8, 2008, there were outstanding options to purchase 1,380,800 shares of our common stock. If all such stock options were exercised, we would receive proceeds of approximately $11.6 million. We utilize the treasury stock method in determining the dilutive effect of outstanding stock options. Our basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

CRITICAL ACCOUNTING POLICIES

  New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). The statement defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements and does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Application of SFAS 157 to non-financial assets and liabilities has been deferred to an adoption date of fiscal years beginning after November 15, 2008. As discussed in Note 2 of the notes to the consolidated financial statements included elsewhere in this report, effective January 1, 2007 the Company adopted SFAS 157.

        In November 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for entities that have equity investments that are not attributable directly to the parent, called noncontrolling interests or minority interests. Specifically, SFAS 160 states where and how to report noncontrolling interests in the consolidated statements of financial position and operations, how to account for changes in noncontrolling interests, and provides disclosure requirements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for the Company). Earlier adoption is prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which SFAS 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We are currently evaluating the requirements of SFAS 160 and have not yet determined the impact on its financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. However, with the issuance of the fixed rate senior unsecured notes in March 2003 and senior subordinated notes in May 2006, our exposure to interest rate changes will be limited to amounts which may be outstanding under the $125 million Fifth Amended and Restated Credit Agreement (See Liquidity and Sources of Capital).

        Depending upon the amounts outstanding under the Fifth Amended and Restated Credit Agreement, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $1,250,000 (assuming an increase in the principal amount outstanding from $0 to $125 million).

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

        Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report (the "Evaluation Date"). They have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized, evaluated and reported within the time periods specified in SEC rules and forms, and management believes that the material weakness discussed in Management's Report on Internal Control in the Form 10-K for the year ended December 31, 2007 has been remediated during the completion of our financial statement close process for the quarter ended March 31, 2008.

        In connection with management's assessment of the Company's internal controls over financial reporting as of December 31, 2007 as discussed in Item 9A of the 2007 Form 10-K, management identified a material weakness in controls related to the Company's consolidated financial statement close process specific to not preparing its consolidated financial statements in a timely manner.

        Management believes the necessary steps have been implemented to refine the operation of internal controls at certain stages of the financial statement close process, including the monthly close of significant operating subsidiaries and preparation of certain consolidated financial statement information. However, we have not yet executed any formal testing of the effectiveness of these control refinements. We will continue to monitor the monthly financial statement close process for ways to improve the efficiency and effectiveness of the close process.

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

        We are also party to various lawsuits, which have arisen in the normal course of our business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on our consolidated financial position or results of operations. Legal matters are discussed in greater detail in "Item 3. Legal Proceedings" and Note 8 to our Consolidated Financial statements included in our 2007 Annual Report on Form 10 K.

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
4.3
Supplemental Indenture dated March 7, 2008, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of May 25, 2006 (filed herewith).
10.1
Second Amendment to Fifth Amended and Restated Credit Agreement dated March 31, 2008 by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to our report on Form 10-K filed April 3, 2008).
10.2
Revolving Credit Note dated March 31, 2008, executed by the Company, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (incorporated by reference to our report on Form 10-K filed April 3, 2008).
10.3	Asset Purchase and Sale Agreement dated January 11, 2008, by and between the Company and Lucky Lucy D LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.4	Real Property Purchase and Sale Agreement dated January 11, 2008, by and between the Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.5	Master Lease dated January 11, 2008, by and between Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.6	Termination Agreement dated January 11, 2008, by and between Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.7
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

Date: May 12, 2008	MTR GAMING GROUP, INC.
	By:	/s/ EDSON R. ARNEAULT Edson R. Arneault CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER
	By:	/s/ JOHN W. BITTNER, JR. John W. Bittner, Jr. CHIEF FINANCIAL OFFICER

Exhibit Index

Exhibit No.	Item Title
3.1	Restated Certificate of Incorporation for Winner's Entertainment, Inc. dated August 17, 1993 (incorporated by reference to our report on Form 10-K for the year ended December 31, 1993).
3.2	Amended By Laws (filed herewith).
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Winner's Entertainment, Inc. dated October 10, 1996 (incorporated by reference to our report on Form 8-K filed November 1, 1996).
4.1	Excerpt from Common Stock Certificates (incorporated by reference to our report on Form 10-K filed March 30, 2001).
4.2
Supplemental Indenture dated March 7, 2008, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of March 25, 2003 (filed herewith).
4.3
Supplemental Indenture dated March 7, 2008, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of May 25, 2006 (filed herewith).
10.1
Second Amendment to Fifth Amended and Restated Credit Agreement dated March 31, 2008 by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to our report on Form 10-K filed April 3, 2008).
10.2
Revolving Credit Note dated March 31, 2008, executed by the Company, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (incorporated by reference to our report on Form 10-K filed April 3, 2008).
10.3	Asset Purchase and Sale Agreement dated January 11, 2008, by and between the Company and Lucky Lucy D LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.4	Real Property Purchase and Sale Agreement dated January 11, 2008, by and between the Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.5	Master Lease dated January 11, 2008, by and between Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.6	Termination Agreement dated January 11, 2008, by and between Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.7
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

QuickLinks

MTR GAMING GROUP, INC. INDEX FOR FORM 10-Q SECTION
PART I FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
MTR GAMING GROUP, INC. CONSOLIDATED BALANCE SHEETS (dollars in thousands)
MTR GAMING GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in thousands, except per share amounts) (unaudited)
MTR GAMING GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
MTR GAMING GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES
Exhibit Index