Form 10-Q
period 2008-06-30
MTR GAMING GROUP INC
filed 2008-08-08
CIK 834162

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO.: 000-20508

MTR GAMING GROUP, INC.
(exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	84-1103135 (IRS Employer Identification Number)
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

COMMON STOCK, $.00001 PAR VALUE
Class
 27,475,260
Outstanding at August 6, 2008

MTR GAMING GROUP, INC.

INDEX FOR FORM 10-Q

SECTION

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	JUNE 30 2008	DECEMBER 31 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,839	$31,045
Restricted cash	1,186	560
Accounts receivable, net of allowance for doubtful accounts of $195 in 2008 and $92 in 2007	9,684	10,062
Accounts receivable—West Virginia Lottery Commission	1,955	—
Inventories	4,584	4,407
Deferred financing costs	4,373	3,203
Prepaid income taxes	956	851
Deferred income taxes	1,507	1,428
Other current assets	6,623	5,094
Assets held for sale	—	3,290

Total current assets	57,707	59,940
Property and equipment, net	381,513	390,426
Goodwill	1,984	2,145
Other intangibles	71,498	71,827
Deferred financing costs, net of current portion	4,728	8,123
Equity method investment	9,682	11,609
Deposits and other	26,900	26,078
Assets held for sale	—	40,814

Total assets	$554,012	$610,962

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,283	$9,064
Accounts payable—gaming taxes and assessments	6,432	9,446
Accrued payroll and payroll taxes	4,568	4,728
Accrued interest	5,120	6,456
Other accrued liabilities	14,542	11,683
Construction project liabilities	855	4,225
Current portion of long-term debt and capital lease obligations	12,833	11,108
Liabilities held for sale	—	4,881

Total current liabilities	51,633	61,591
Long-term debt and capital lease obligations, net of current portion	382,433	420,520
Long-term deferred compensation	11,466	10,545
Deferred income taxes	210	940
Liabilities held for sale	—	4,914

Total liabilities	445,742	498,510
Minority interest	306	305
Shareholders' equity:
Common stock	—	—
Paid-in capital	61,229	60,478
Retained earnings	46,790	51,724
Accumulated other comprehensive loss	(55)	(55)

Total shareholders' equity	107,964	112,147

Total liabilities and shareholders' equity	$554,012	$610,962

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2008	2007	2008	2007
Revenues:
Gaming	$110,674	$101,291	$213,602	$181,162
Parimutuel commissions	5,600	4,695	8,188	7,454
Food, beverage and lodging	10,077	7,874	18,173	13,813
Other	2,748	2,129	4,413	3,632

Total revenues	129,099	115,989	244,376	206,061
Less promotional allowances	(2,244)	(1,439)	(3,931)	(2,573)

Net revenues	126,855	114,550	240,445	203,488

Operating expenses:
Expenses of operating departments:
Gaming	71,594	65,102	136,290	113,614
Parimutuel commissions	5,048	3,506	8,080	6,038
Food, beverage and lodging	7,998	6,921	14,915	11,696
Other revenue	2,501	1,746	4,319	3,332
Marketing and promotions	4,567	4,334	8,145	7,230
General and administrative	17,299	15,835	34,637	29,088
Depreciation	7,483	7,165	15,015	12,685
(Gain) loss on disposal of property	(1)	(2)	159	65
Project opening costs	—	538	—	3,479

Total operating expenses	116,489	105,145	221,560	187,227

Operating income	10,366	9,405	18,885	16,261
Other (expense) income:
Equity in loss of unconsolidated joint venture	(2,083)	(14)	(2,425)	(14)
Interest income	52	116	145	270
Interest expense	(10,427)	(8,770)	(20,681)	(15,001)
Loss on debt modification	—	—	(3,356)	—

(Loss) income from continuing operations before income taxes and minority interest	(2,092)	737	(7,432)	1,516
(Provision) benefit for income taxes	(268)	(458)	2,282	(904)

(Loss) income from continuing operations before minority interest	(2,360)	279	(5,150)	612
Minority interest	10	41	15	113

(Loss) income from continuing operations	(2,350)	320	(5,135)	725

Discontinued operations:
(Loss) income from discontinued operations before income taxes	(38)	(1,576)	338	(1,310)
Benefit (provision) for income taxes	80	754	(137)	642

Income (loss) from discontinued operations:	42	(822)	201	(668)

Net (loss) income	$(2,308)	$(502)	$(4,934)	$57

Net (loss) income per share—basic:
(Loss) income from continuing operations	$(0.08)	$0.01	$(0.19)	$0.03
Income (loss) from discontinued operations	0.00	(0.03)	0.01	(0.03)

Net (loss) income	$(0.08)	$(0.02)	$(0.18)	$0.00

Net (loss) income per share—diluted:
(Loss) income from continuing operations	$(0.08)	$0.01	$(0.19)	$0.03
Income (loss) from discontinued operations	0.00	(0.03)	0.01	(0.03)

Net (loss) income	$(0.08)	$(0.02)	$(0.18)	$0.00

Weighted average number of shares outstanding:
Basic	27,475,260	27,544,955	27,475,260	27,534,297

Diluted	27,475,260	27,544,955	27,475,260	27,894,052

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	SIX MONTHS ENDED JUNE 30
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(4,934)	$57
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,015	12,685
Amortization of deferred financing fees	2,006	1,235
Loss on debt modification	3,356	—
Bad debt expense	13	21
Stock compensation expense	751	275
Deferred income taxes	(34)	(68)
Increase in long-term deferred compensation	921	329
Loss on disposal of property	159	65
Minority interest	1	(212)
Equity in loss of unconsolidated joint venture	2,425	14
Changes in operating assets and liabilities:
Accounts receivable	(1,409)	(4,376)
Prepaid income taxes	(105)	—
Other current assets	(1,569)	(6,223)
Accounts payable	(1,781)	265
Accrued liabilities	(6,676)	4,501

Net cash provided by continuing operating activities	8,139	8,568
Net cash (used in) provided by discontinued operating activities	(5,192)	28

Net cash provided by operating activities	2,947	8,596

Cash flows from investing activities:
Increase in restricted cash	(626)	(310)
Short-term investments	—	12,657
Payment of Presque Isle Downs' slot license fee and deposits	—	(55,800)
Proceeds from sale of Speedway	12,818	—
Proceeds from sale of Binion's	28,049	—
Increase in deposits and other	(652)	(8,943)
Increase in minority interest	—	2,352
Investment in North Metro Harness Initiative, LLC	(498)	—
Capital expenditures	(5,762)	(53,767)

Net cash provided by (used in) continuing investing activities	33,329	(103,811)
Net cash used in discontinued investing activities	(420)	(1,806)

Net cash provided by (used in) investing activities	32,909	(105,617)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	467
Financing cost paid	(3,026)	(7,514)
Proceeds from issuance of long-term debt	—	117,660
Principal payments on long-term debt and capital lease obligations	(37,013)	(168)

Net cash (used in) provided by continuing financing activities	(40,039)	110,445
Net cash used in discontinued financing activities	(23)	(65)

Net cash (used in) provided by financing activities	(40,062)	110,380

Net (decrease) increase in cash and cash equivalents	(4,206)	13,359
Less: cash and cash equivalents related to the deconsolidation of North Metro Harness Initiative, LLC	—	(2,643)
Cash and cash equivalents, beginning of period	31,045	21,431

Cash and cash equivalents, end of period	$26,839	$32,147

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$20,158	$15,009

Income taxes	$—	$2,700

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of MTR Gaming Group, Inc. and Subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

        The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        During 2007, we owned and operated Binion's Gambling Hall & Hotel in Las Vegas, Nevada, and the Ramada Inn and Speedway Casino in North Las Vegas, Nevada. As discussed in Note 4, we sold Binion's on March 7, 2008, in accordance with a Stock Purchase Agreement executed between the Company and TLC Casino Enterprises, Inc., and on June 3, 2008, we completed the sale of the Speedway pursuant to the terms of an Asset Purchase and Sale Agreement executed between the Company and Lucky Lucy D, LLC. Reclassifications have been made to the prior period presentation to reflect the assets and liabilities of Binion's and Speedway as held for sale and the operating results and cash flows as discontinued operations.

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

        Effective April 30, 2007, we began accounting for our investment in North Metro Harness Initiative, LLC (of which our wholly-owned subsidiary, MTR-Harness, Inc., owns 50%) under the equity method of accounting.

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

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS

Pronouncements Implemented

        In September 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements ("SFAS 157"), which provides guidance for measuring the fair value of assets and liabilities and requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

assumptions marketplace participants would use in pricing the asset or liability and provides additional guidelines to consider in determining the market-based measurement. In February 2008, the FASB delayed the effective date of SFAS 157 until January 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at least annually. We adopted SFAS 157 on January 1, 2008 for financial assets and financial liabilities, and there was no impact from the adoption of SFAS 157 to our consolidated financial statements. We do not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material impact on our consolidated financial statements.

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

        We have a deferred compensation arrangement with an executive that is structured as a rabbi trust. The investments of the rabbi trust are valued using quoted market prices (Level 1 inputs). The fair value of the investments in the rabbi trust at June 30, 2008 was $11.5 million.

        The fair value of our credit agreement at June 30, 2008 approximates fair value based on the interest rates available on similar borrowings. The fair value of our $130 million senior notes and $125 million senior subordinated notes was $130.7 million and $107.8 million, respectively, at June 30, 2008. The fair value is determined based on Level 2 inputs including quoted market prices and bond terms and conditions.

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

Pronouncements Not Yet Implemented

        In November 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for entities that have equity investments that are not attributable directly to the parent, called non-controlling interests or minority interests. Specifically, SFAS 160 states where and how to report non-controlling interests in the consolidated statements of financial position and operations, how to account for changes in non-controlling interests, and provides disclosure requirements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for the Company). Earlier adoption

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

NOTE 3—NORTH METRO HARNESS INITIATIVE, LLC

        In June 2004, our wholly-owned subsidiary, MTR-Harness, Inc., acquired a 50% interest in North Metro Harness Initiative, LLC (d/b/a Running Aces Harness Park), which recently completed construction of a harness racetrack and card room in Columbus Township, Anoka County, Minnesota, approximately 30 miles northeast of downtown Minneapolis on a 178.4-acre site that North Metro purchased in 2005. Running Aces commenced live racing and simulcast operations (import and export) with parimutuel wagering on April 11, 2008, and opened a 50-table card room offering "non-banked" games (those in which the players play only against each other instead of against the house) on June 30, 2008.

        The construction of North Metro, including furniture, fixtures and equipment and start-up expenses, was approximately $62.5 million, $42.3 million of which was separately financed without recourse to us except for a $1.0 million guarantee by the Company (and an additional $1 million guarantee by Southwest Casino Corporation). The guarantees were provided in connection with an amendment to the North Metro credit agreement that increased the borrowing capacity by $0.6 million and made certain other changes to the credit agreement. The guarantees were executed on July 1, 2008 and expire on the earlier of July 1, 2010 or the payoff of the North Metro financing. Through June 30, 2008, we made aggregate capital contributions in North Metro of approximately $12.8 million (exclusive of legal and other fees). Additionally, in May 2008 we provided two letters of credit in the aggregate amount of $373,625 and a surety bond in the amount of $250,000. During the three and six months ended June 30, 2008, we recorded equity losses in North Metro of approximately $2.1 million and $2.4 million, respectively, which were primarily attributable to pre-opening costs.

        North Metro has from time-to-time failed to comply with certain of the covenants required under its financing agreement, including the requirement that it satisfy a minimum EBITDA threshold for the quarter ended June 30, 2008, and that it at all times satisfy a minimum cash requirement. North Metro and its lenders are currently discussing the possibility of entering into a forbearance or waiver agreement. However, no such agreement has been reached to date and the lenders have reserved all of their rights and remedies under the financing agreement. During the period in which North Metro is not in compliance with its financing agreement, the interest rate paid by North Metro on its outstanding borrowings will be 2% higher than the rate that would have otherwise been applicable.

        We previously determined that North Metro Harness Initiative, LLC was a variable interest entity in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") and subsequent revision FIN 46R. We also determined that we were the primary beneficiary for North Metro within the meaning of FIN 46(R), and accordingly, began consolidating the financial statements of North Metro effective in October 2005. Upon execution of the non-recourse financing obtained by North Metro, we reassessed the conclusion that North Metro was a variable interest entity in accordance with FIN 46, and concluded that North Metro was no longer a variable

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 3—NORTH METRO HARNESS INITIATIVE, LLC (Continued)

interest entity. Therefore, effective April 30, 2007, we deconsolidated North Metro and applied the equity method to our investment in North Metro. The net operating loss and minority interest recorded by the Company through April 30, 2007 of $321,000 and $117,000, respectively, remained in our consolidated statement of operations, and North Metro's cash flows related to operating, investing and financing activities for the period January 1, 2007 through April 30, 2007 remained in our consolidated statement of cash flows. For the period subsequent to April 30, 2007, our equity in the loss of North Metro is included in "Equity in loss of unconsolidated joint venture." However, the guarantees on North Metro's credit facility discussed above necessitate a re-evaluation of whether North Metro is a variable interest entity in accordance with FIN 46. We will complete this re-evaluation during the third quarter of 2008.

        At June 30, 2008, North Metro had total assets and total liabilities of $59.4 million and $44.3 million, respectively. The assets consisted principally of gaming assets, land, building and financing costs. Liabilities consisted primarily of accounts payable and borrowings under its financing agreement.

NOTE 4—SALES OF PROPERTIES

Binion's Gambling Hall & Hotel

        On March 7, 2008, we completed the sale of 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owned and operated Binion's Gambling Hall & Hotel, and Speakeasy Fremont Experience Operating Company in accordance with the terms of a Stock Purchase Agreement dated June 26, 2007 (as subsequently amended), executed between the Company and TLC Casino Enterprises, Inc. The transaction was subject to purchase price adjustments based on changes in the net working capital, certain capital expenditures between execution and closing, and a $3.5 million working capital adjustment which remained with Binion's upon closing. Net cash to the Company at closing was approximately $28.0 million. In connection with our acquisition of Binion's, we provided limited guarantees, which reduce each month as rental payments are made on certain ground leases, some of which expired in March 2008, and three of which remain in effect (collectively, the "Remaining Lease Guarantees"). One of those three (approximately $1.3 million) expires in March 2009 and the remaining two leases (totaling approximately $2.3 million) expire in March 2010. The purchaser remains obligated to use its reasonable best efforts to assist us in obtaining releases of the Remaining Lease Guarantees.

        On July 7, 2008, TLC advised us that it does not agree with our determination of the purchase price adjustment that was based on the changes in net working capital and proposed an increase to the working capital changes adjustment of approximately $918,000. We have advised TLC that we do not agree with TLC's proposed changes. If we are unable to agree upon the adjustment, the matter will be submitted to arbitration.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—SALES OF PROPERTIES (Continued)

        Summary operating results for the discontinued operations for the period to date of the sale and the three and six months ended June 30, 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net revenues	$—	$15,503	$9,857	$30,588
Loss from discontinued operations before income taxes	—	(1,635)	(2,166)	(1,630)
Income (loss) from discontinued operations, net of income tax benefit	80	(834)	(1,286)	(831)

Ramada Inn and Speedway Casino

        On June 3, 2008, our wholly-owned subsidiary, Speakeasy Gaming of Las Vegas, Inc., completed the sale of the gaming assets of the Ramada Inn and Speedway Casino to Lucky Lucy D, LLC in accordance with the terms of an Asset Purchase and Sale Agreement dated January 11, 2008, executed between Speakeasy Gaming and Lucky Lucy. Pursuant to the terms of the Agreement, Lucky Lucy paid $2.0 million in cash for the gaming assets and is obligated to pay an additional amount of up to $4.775 million subject to an earn-out provision based on the property's gross revenues over the four-year period that commenced January 11, 2008. Any proceeds we receive under the earn-out provision will be recorded as the amounts are realized. This sale was the second part of a bifurcated transaction, the first part of which involved the sale of Speedway's real property to Ganaste LLC on January 11, 2008. A shareholder of Ganaste LLC is the sole owner of Lucky Lucy. Ganaste paid $11.4 million in cash for the real property.

        Speedway's assets and liabilities have been reflected as held for sale in our consolidated balance sheets and its operating results and cash flows have been reflected as discontinued operations. At January 11, 2008, we recorded a gain on the sale of the real property in the amount of $2.8 million, and on June 3, 2008, we recorded a gain on the sale of the gaming assets in the amount of $1.2 million.

        Summary operating results for the discontinued operations for the period to date of the sale and the three and six months ended June 30, 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net revenues	$1,722	$2,781	$4,456	$5,833
(Loss) income from discontinued operations before income taxes	(38)	59	2,504	320
(Loss) income from discontinued operations, net of income taxes	(38)	12	1,487	163

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 5—EQUITY TRANSACTIONS

        We account for stock-based compensation expense in accordance with FASB Statement No. 123R, Share-Based Payment. Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values.

        Total stock option expense recognized during the three months ended June 30, 2008 and 2007 was $385,000 ($250,000 net of tax) and $167,000 ($109,000 net of tax), respectively. During the six-month periods of 2008 and 2007, we recognized total stock option expense of $751,000 ($488,000 net of tax) and $275,000 ($179,000 net of tax), respectively. As of June 30, 2008, we had approximately $1.0 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted-average period of approximately 0.82 years.

        There were no options exercised during the three and six months ended June 30, 2008. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercised during the three and six months ended June 30, 2007 was $139,000 and $223,000, respectively.

        The stock option activity for the six months ended June 30, 2008 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding December 31, 2007	1,390,800	$8.45
Granted	30,000	5.61
Exercised	—	—
Expired	(25,000)	8.00
Forfeited	(10,000)	11.41

Outstanding June 30, 2008	1,385,800	$8.38

Exercisable June 30, 2008	1,029,800	$6.29

        During the three and six months ended June 30, 2008, our Compensation Committee granted to one employee options to purchase a total of 30,000 shares of our common stock at a purchase price of $5.61 per share, the NASDAQ Official Close Price on that date. The options have a term of ten years and were fully vested on date of grant.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 6—INCOME TAXES

        Effective January 1, 2007, we adopted FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax positions are recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 also requires that amounts recognized in the balance sheet related to uncertain tax positions be classified as a current or non-current liability, based upon the expected timing of the payment to a taxing authority.

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

        The effective income tax rate is reflective of permanent non-deductible expenses plus an additional state income tax provision (benefit), if any, associated with the operations of Presque Isle Downs. For the three months ended June 30, 2008, the recorded income tax provision reflects an adjustment to the effective income tax rate for the year-to-date period due to the impact of permanent non-deductible expenses relative to the Company's pre-tax loss. In addition, we recognize interest expense and penalties related to uncertain tax positions in income tax expense. During the three months ended June 30, 2008 and 2007, we recognized interest expense of approximately $44,000 and $94,000, respectively. During the six-month periods of 2008 and 2007, we recognized interest expense of approximately $94,000 and $185,000, respectively.

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

        The credit agreement bore interest based, at our option, on either the agent bank's base rate or LIBOR, in each case plus a margin that was based on our leverage ratio at the time, which ranged from 100 to 212.5 basis points for the base rate loans and 175 to 287.5 basis points for the LIBOR loans. We were also required to pay a quarterly non-usage commitment fee which is based upon the leverage ratio. The credit agreement also contained covenants that restricted our ability to make

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 7—LONG-TERM DEBT (Continued)

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

        On March 31, 2008, we entered into the Limited Waiver and Second Amendment to the Fifth Amended and Restated Credit Agreement (the "Second Amendment"). The Second Amendment among other things (i) provided for a decrease of the aggregate commitment (as defined in the credit agreement) from $155.0 million to $125.0 million; (ii) eliminated the LIBOR loan option and established the interest rate at prime plus 2.25%; (iii) restricted the amount of additional borrowings unless certain pro forma leverage ratios are achieved; (iv) revised the maturity date from September 27, 2011 to March 31, 2010 provided the Senior Unsecured Notes are fully refinanced by October 1, 2009; (v) commenced commitment reductions on September 30, 2008 versus December 31, 2008; (vi) limited additional investments in MTR-Harness, Inc. (which owns a 50% interest in North Metro Harness Initiative, LLC) and Jackson Racing, Inc. (which owns a 90% interest in Jackson Trotting Association, LLC) subsequent to the March 31, 2008 to $1.25 million in the aggregate; and (vii) modified certain covenants and related definitions. In connection with the Second Amendment we were required to pay fees of $2.8 million, exclusive of legal fees and other costs.

        As a result of the Second Amendment to the credit agreement and the reduction in borrowing capacity, we were required to proportionately reduce the amount of existing deferred financing costs. As a result, we recorded a write-off of deferred financing costs of approximately $3.4 million during the first quarter of 2008. This amount is reflected in the consolidated statements of operations as a loss on debt modification.

        On May 9, 2008, we entered into the Third Amendment to the Fifth Amended and Restated Credit Agreement (the "Third Amendment"). The Third Amendment among other things revised the definition of investments to include investments made after May 9, 2008 in North Metro consisting of a guaranty or guarantees by the Company in favor of an approved equipment financing company so long as the maximum liability under such guaranty or guarantees and, accordingly, the maximum amount of such investment does not exceed $1.1 million in the aggregate.

        The credit agreement, as amended, contains customary affirmative and negative covenants that include the requirement that we satisfy, on a consolidated basis, specified quarterly financial tests. We maintained compliance with these covenants as of June 30, 2008.

        The amount that may be borrowed under the credit agreement is subject to a debt incurrence test provided by the Second Amendment and the indentures governing our senior unsecured notes and senior subordinated notes. Prior to entering into the First Amendment, we obtained the required consents from the holders of our senior notes and senior subordinated notes to amend the indentures governing the senior notes and senior subordinated notes. The amendment to the indentures increased

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 7—LONG-TERM DEBT (Continued)

the permitted debt "basket" (i.e. the amount we may borrow whether or not we satisfy the debt incurrence tests) for debt incurred under our credit facility from $85.0 million to $135.0 million. We paid a consent fee equal to $7.50 and $20.00 per $1,000 of principal to the holders of the senior notes and senior subordinated notes, respectively, or an aggregate of $3.4 million. Commencing in the second quarter of 2008 and until the senior subordinated notes are no longer outstanding, we are required to pay additional consent fees of $5.00 per $1,000 of principal to the holders of our senior subordinated notes if we do not satisfy certain quarterly financial ratios. We did not meet these ratios for the quarter ended June 30, 2008. Therefore, we recorded an accrual in the amount of $625,000 for the additional consent fees, which we expect to pay in August 2008.

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

        At June 30, 2008 and 2007, borrowings of $111.8 million and $103.0 million, respectively, and letters of credit for approximately $2.0 million and $1.5 million, respectively, were outstanding under the credit facility. On March 7, 2008, we utilized $27.6 million of the proceeds from the sale of Binion's to reduce amounts outstanding under the credit facility, and during the three months ended June 30, 2008, we further reduced amounts outstanding under the credit facility by $4.0 million.

Other Debt Financing Arrangements

        During September 2007, Mountaineer entered into a capital lease obligation to finance the purchase of surveillance equipment totaling $4.1 million. Mountaineer requested draws on the capital lease as the surveillance contractor met milestones set forth in the purchase contract. The financing was completed in June 2008 at terms that include repayment over 36 months with interest at the rate of 6.21% per annum. During the six months ended June 30, 2008, the Company borrowed $0.5 million under this capital lease.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

  (iii)
  the success of table gaming at Mountaineer to distinguish Mountaineer from slots-only competitors and increase revenue and profitability of Mountaineer's hotel, food and beverage, and other amenities;

  (iv)
  construction factors relating to maintenance and expansion of operations, including litigation, delays, zoning issues, environmental restrictions, site conditions, weather or other hazards;

  (v)
  the effect of economic, credit and capital market conditions on the economy in general;

  (vi)
  dependence on Mountaineer and Presque Isle Downs for the majority of our revenues and cash flows;

  (vii)
  dependence upon key personnel and the ability to attract new personnel;

  (viii)
  weather or road conditions limiting access to our properties; and

  (ix)
  the ability to refinance existing debt, or obtaining additional financing, if and when needed, and the impact of leverage and debt service requirements.

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

OVERVIEW

        We own and operate The Mountaineer Casino, Racetrack & Resort in Chester, West Virginia; Presque Isle Downs & Casino in Erie, Pennsylvania; and Scioto Downs in Columbus, Ohio. We also own a 90% interest in Jackson Trotting Association, LLC, which operates Jackson Harness Raceway in Jackson, Michigan; and a 50% interest in North Metro Harness Initiative, LLC, which operates Running Aces Harness Park in Anoka County, Minnesota.

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

        On March 7, 2008, we sold 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owned and operated Binion's Gambling Hall & Hotel, and Speakeasy Fremont Experience Operating Company in accordance with the terms of a Stock Purchase Agreement dated June 26, 2007 (as subsequently amended), executed between the Company and TLC Casino Enterprises, Inc. The transaction was subject to purchase price adjustments based on changes in the net working capital, certain capital expenditures between execution and closing, and a $3.5 million working capital adjustment which remained with Binion's upon closing. Net cash to the Company at closing was approximately $28.0 million, of which $27.6 million was utilized to reduce amounts outstanding under our credit facility. Reclassifications have been made to the prior period presentation to reflect the assets and liabilities of Binion's as held for sale and the operating results and cash flows as discontinued operations.

        On April 11, 2008, North Metro commenced live racing and simulcast operations (import and export) with parimutuel wagering of Running Aces Harness Park, and on June 30, 2008 opened a 50-table card room offering "non-banked" games (those in which the players play only against each other instead of against the house).

        On June 3, 2008, our wholly-owned subsidiary, Speakeasy Gaming of Las Vegas, Inc., completed the sale of the gaming assets of the Ramada Inn and Speedway Casino to Lucky Lucy D, LLC in accordance with the terms of an Asset Purchase and Sale Agreement dated January 11, 2008, executed between Speakeasy Gaming and Lucky Lucy. Pursuant to the terms of the Agreement, Lucky Lucy paid $2.0 million in cash for the gaming assets and is obligated to pay an additional amount of up to $4.775 million subject to an earn-out provision based on the property's gross revenues over the four-year period that commenced January 11, 2008. Any proceeds we receive under the earn-out provision will be recorded as the amounts are realized. This sale was the second part of a bifurcated transaction, the first part of which involved the sale of Speedway's real property to Ganaste LLC on January 11, 2008. A shareholder of Ganaste LLC is the sole owner of Lucky Lucy. Ganaste paid $11.4 million in cash for the real property. Reclassifications have been made to the prior period presentation to reflect the assets and liabilities of Speedway as held for sale and the operating results and cash flows as discontinued operations.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2007

        The following tables set forth information concerning our results of operations by property for continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net revenues—Continuing operations:
Mountaineer(1)	$75,362	$67,970	$149,408	$134,519
Presque Isle Downs(2)	48,928	43,904	87,740	64,963
Scioto Downs	1,450	1,444	1,576	2,080
Jackson Racing	1,112	1,223	1,715	1,892
North Metro/Running Aces	—	6	—	28
Corporate	3	3	6	6

Consolidated net revenues	$126,855	$114,550	$240,445	$203,488

(1)
Mountaineer commenced poker on October 19, 2007 and table gaming on December 20, 2007.

(2)
Presque Isle Down's commenced slot operations on February 28, 2007 and racing operations on September 1, 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Operating income (loss)—Continuing operations:
Mountaineer(1)	$7,990	$8,175	$18,322	$17,543
Presque Isle Downs(2)	6,196	5,576	9,180	6,960
Scioto Downs	(564)	(779)	(1,439)	(1,449)
Jackson Racing	(172)	(154)	(442)	(197)
North Metro/Running Aces	(20)	(98)	(42)	(341)
Corporate	(3,064)	(3,315)	(6,694)	(6,255)

Consolidated operating income	$10,366	$9,405	$18,885	$16,261

(1)
Mountaineer's operating income for 2008 includes poker and table gaming operations, and for 2007 includes project opening costs of $0.5 million.

(2)
Presque Isle Downs' operating income for 2007 includes project opening costs of $3.0 million.

Mountaineer's Operating Results:

        During the three months ended June 30, 2008, Mountaineer's operating results (particularly gaming and food, beverage and lodging) continued to benefit, as expected, from the introduction of poker and table games in the fourth quarter of 2007, but continued to be adversely affected by new competition. Net revenues increased by $7.4 million, or 10.9%, primarily due to a $5.8 million increase in gaming revenues. Net revenues earned from food, beverage and lodging operations increased by $1.5 million, and net revenues earned from other sources, including parimutuel commissions, increased by $0.5 million. Promotional allowances increased by $0.4 million. Mountaineer's operating margin decreased to 10.6% in 2008 from 12.0% in 2007, as explained below.

        During the six months ended June 30, 2008, Mountaineer's net revenues increased by $14.9 million, or 11.1%, primarily due to a $12.4 million increase in gaming revenues. Net revenues earned from food, beverage and lodging operations increased by $2.9 million, and net revenues earned from other sources, including parimutuel commissions, increased by $0.4 million. Promotional allowances increased by $0.8 million. Mountaineer's operating margin decreased to 12.3% in 2008 from 13.0% in 2007.

        Significant factors contributing to Mountaineer's operating results were:

  •
  an increase in gross profit from gaming operations (as discussed below);

  •
  an overall increase in compensation and benefits costs of $5.2 million and $9.8 million during the three- and six-month periods, respectively, resulting primarily from addition of approximately 800 employees related to introduction of poker and table gaming in the fourth quarter of 2007 and expanded 24/7 operations;

  •
  an increase in marketing promotions and advertising costs of $0.8 million and $1.6 million during the three- and six-month periods, respectively, in reaction to increased competition in Pennsylvania and an awareness campaign for poker and table gaming; offset by

  •
  a decrease in depreciation expense in the amount of $0.2 million and $0.7 million during the three- and six-month periods, respectively.

        A discussion of Mountaineer's key operations follows.

         Gaming Operations.    Revenues from gaming operations increased by $5.8 million, or 9.7%, to $65.3 million during the three months ended June 30, 2008, compared to the same period during 2007, and gross profit increased by $1.3 million, or 5.8% during the period. For the six-month period of 2008, revenues increased by $12.4 million, or 10.4%, to $131.7 million compared to the same period during 2007, and gross profit increased by $3.8 million, or 8.4%, during the period.

        The increase in gaming revenues was primarily due to the introduction of poker and table gaming in the fourth quarter of 2007. Poker and table games generated $1.7 million and $9.7 million of revenues, respectively, during the second quarter of 2008. However, during the same period, Mountaineer's revenue from slots decreased by $5.7 million, or 9.5%. Year-to-date, poker and table games generated $3.9 million and $19.8 million of revenues, respectively, offset by a $11.4 million, or 9.5%, decrease in slots revenue from 2007.

        During the second quarter of 2008, Mountaineer's average daily net win per machine decreased to $184 compared to $203 during the same period of 2007. Year-to-date, Mountaineer's average daily net win per machine decreased to $185 compared to $205 during 2007.

        Management attributes the decrease in slot revenue primarily to the continuing impact on our market from gaming operations in Pennsylvania, which share some customer base in Ohio and Pennsylvania. In addition to the opening of Presque Isle Downs, The Meadows Racetrack & Casino, a harness racetrack in Washington, Pennsylvania, opened its temporary slot casino with 1,738 machines on June 11, 2007. The Meadows, which is approximately 40 miles southeast of Mountaineer, is expected to open its permanent casino with up to 4,200 slot machines in the spring of 2009. Record high fuel prices and the economy in general were also factors.

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

        Management is encouraged by the impact poker and table gaming have had thus far on Mountaineer's operations, over and above the incremental gaming revenue directly from those games. For example, while slot revenue remains lower than periods prior to the opening of new competition in Pennsylvania, Mountaineer's average daily net win per machine increased from $170 in the fourth quarter of 2007 to $184 during the first six months of 2008, notwithstanding increased fuel prices. Likewise, management attributes the increase in hotel, food and beverage revenue principally to increased patronage from table games.

        Overall, the increase in revenues from gaming operations during the first half 2008 resulted in a $1.8 million increase in gaming taxes and assessments. Additionally, gaming compensation and benefits costs increased $6.2 million principally as a result of the addition of poker and table games staffing and expanded 24/7 operations.

         Parimutuel Commissions.    Parimutuel commissions for Mountaineer, detailing gross handles less patron payouts and deductions, for three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Import simulcast racing parimutuel handle	$4,793	$4,952	$9,592	$9,658
Live racing parimutuel handle	2,581	3,036	3,642	4,331
Less patrons' winning tickets	(5,830)	(6,312)	(10,444)	(11,041)

	1,544	1,676	2,790	2,948
Revenues—export simulcast	3,634	3,707	5,339	5,597

	5,178	5,383	8,129	8,545
Less:
State and county parimutuel tax	(124)	(123)	(213)	(218)
Purses and Horsemen's Association	(2,314)	(2,412)	(3,590)	(3,788)

Revenues—parimutuel commissions	$2,740	$2,848	$4,326	$4,539

        The decrease in live and import simulcast racing handle was primarily attributable to five fewer racing days during the six-month period of 2008 compared to the same period of 2007 as a result of more severe winter weather conditions in early 2008. The decrease in the number of racing days also contributed to the decrease in export simulcast racing handle due to the ability of patrons to place parimutuel wagers via telephone and the Internet.

        Live racing and import simulcast may continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or growth in the utilization of telephone and/or Internet wagering) and increased competition from Pennsylvania's racetracks.

         Food, beverage and lodging operations.    Revenues from food, beverage and lodging operations during the three months ended June 30, 2008 were $6.7 million, which increased by $1.5 million compared to the same period during 2007, and gross profit from these operations increased by $0.6 million, or 43.4%. For the six-month period of 2008, revenues were $12.9 million, which increased by $2.9 million compared to the same period during 2007, and gross profit increased by $1.0 million, or 34.4%, during the period.

        The increase in revenues and gross profit resulted primarily from increased patron traffic resulting from the opening of table games and expanded 24/7 operations.

        The average daily room rate for the Grande Hotel increased to $80.94 during the second quarter of 2008 from $62.85 during the same period of 2007, but the average occupancy rate decreased slightly to 76.5% from 78.1% during the same periods, respectively. Year-to-date, the average daily room rate for the Grande Hotel increased to $77.79 during 2008 from $64.85 during 2007, and the average occupancy rate increased slightly to 75.8% from 74.7% during the same periods, respectively. The increases in year-to-date average occupancy and daily room rates primarily reflect the commencement of table gaming which increased hotel occupancy and enabled us to increase room rates, as well as the continuation of marketing campaigns.

Presque Isle Downs' Operating Results:

        Presque Isle Downs commenced slot machine gaming operations on February 28, 2007, and commenced live thoroughbred horse racing with parimutuel wagering on September 1, 2007. During the three months ended June 30, 2008, net revenues increased by $5.0 million, or 11.4%, compared to the same period during 2007. The property's operating margin was comparable at 12.7% during both periods. In the six-month period of 2008, net revenues increased by $22.8 million compared to 2007, and the operating margin (inclusive of $2.9 million of project opening costs in 2007) decreased slightly to 10.5% in 2008 from 10.7% in 2007.

        During the second quarter of 2008, Presque Isle Downs' average daily net win per machine increased to $250 compared to $231 during the same period of 2007. During this same period, the gross profit from gaming operations increased by $1.6 million, or 11.3%, compared to the same period of 2007. Year-to-date, the average daily net win per machine decreased to $223 compared to $252 during 2007, and gross profit increased by $6.0 million during 2008 compared to 2007 (which reflects the initial enthusiasm surrounding the opening and initial month of operations).

        Other significant factors contributing to Presque Isle Downs' operating results were:

  •
  losses incurred from parimutuel commissions operations in the amounts of $0.5 million and $0.7 million during the three- and six-month periods of 2008; and

  •
  an increase in depreciation expense in the amounts of $0.5 million and $3.0 million during the three- and six-month periods, respectively.

Scioto Downs' Operating Results:

        During the three-month period ended June 30, 2008, net revenues were comparable to the same period during 2007, and operating expenses decreased by $0.2 million over the same periods, primarily due to a reduction in operating costs of Scioto's subsidiary, RacelineBet, Inc. Year-to-date, net revenues decreased by $0.6 million from 2007. However, 2008 and 2007 results are not directly comparable. In order to reduce expenses and operating losses, Scioto Downs and Beulah Park, the other racetrack in Columbus, Ohio, entered into an agreement, which was approved by the Ohio Racing Commission, whereby generally Scioto operates its simulcasting only during its live race meet (May 4, 2008 through October 13, 2008). During the remaining periods Scioto Downs' simulcasting will be closed and Beulah Park will operate its simulcasting. Similarly, when Scioto is open for live racing and simulcasting, Beulah Park will be closed. This change is expected to generate annual cost savings of up to approximately $200,000 for Scioto Downs while making simulcast wagering more convenient for patrons.

Jackson Racing Operating Results:

        During the three months ended June 30, 2008, Jackson Racing earned revenues of $1.1 million which is slightly lower than the same period during 2007. For the six-month periods of 2008 and 2007, revenues were $1.7 million and $1.9 million, respectively. During the three- and six-month periods of 2008 and 2007, Jackson Racing incurred comparable operating losses before the 10% minority interest not owned by us, except that a loss of approximately $160,000 was incurred during 2008 in connection with the expiration of land options and other costs.

North Metro (d/b/a Running Aces Harness Park) Operating Results:

        In April 2007, North Metro obtained financing that is without recourse to us (except for $1 million) and commenced construction of the harness racetrack and card room. Upon execution of the non-recourse financing obtained by North Metro, we concluded that North Metro was no longer a variable interest entity in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") and subsequent revision FIN 46R. Therefore, effective April 30, 2007, we deconsolidated North Metro and applied the equity method of accounting to our investment in North Metro in accordance with FIN 46. Prior to April 30, 2007, the operations of North Metro Harness were consolidated as part of our operating results, net of minority interest.

        On July 1, 2008, the Company and Southwest Casino Corporation each entered into a $1 million guarantee on amounts financed under North Metro's credit agreement. These guarantees necessitate a re-evaluation of whether North Metro is a variable interest entity in accordance with FIN 46. We will complete this re-evaluation during the third quarter of 2008.

        Running Aces commenced live racing and simulcast operations (import and export) with parimutuel wagering on April 11, 2008, and opened a 50-table card room offering "non-banked" games (those in which the players play only against each other instead of against the house) on June 30, 2008.

        During the three and six months ended June 30, 2008, we recorded equity losses in North Metro of approximately $2.1 million and $2.4 million, respectively, which were primarily attributable to pre-opening costs. During the same period of 2007, MTR-Harness incurred an operating loss of $243,000 and recorded minority interest of $70,000.

Corporate Operating Results:

        During the three months ended June 30, 2008, corporate general and administrative expenses were $3.0 million compared to $3.2 million during the same period of 2007. During the six-month periods of 2008 and 2007, corporate expenses were $6.5 million and $6.1 million, respectively. Significant factors contributing to corporate expenses for the quarter and year-to-date were:

  •
  a decrease of $0.4 million in the second quarter related to strategic development costs; and

  •
  an increase of $0.5 million in the six-month period related to stock-based employee compensation.

Depreciation Expense:

        During the three and six months ended June 30, 2008, depreciation expense increased by $0.3 million and $2.3 million compared to 2007, primarily due to the opening of Presque Isle Downs. Year-to-date, Presque Isle Downs' depreciation increased $3.0 million during 2008, offset by a decrease in Mountaineer's depreciation of $0.7 million. We expect depreciation expense to continue to increase during the remainder of 2008 as a result of the completion of the various construction phases of Presque Isle Downs during 2007 and the capital expenditures associated with Mountaineer's implementation of poker and table gaming during late-2007 and into 2008.

Interest:

        The increase in interest expense, net of interest income, of $1.7 million and $5.8 million in the three- and six-month periods of 2008 compared to 2007, respectively, is attributable to increased borrowings under our credit facility (net of repayments during 2008) and equipment financing for Mountaineer and Presque Isle Downs, as well as decreases in capitalization of interest related to the construction of Presque Isle Downs. Interest capitalized during the three- and six-month periods of 2007 was $0.3 million and $1.7 million, respectively; no interest was capitalized in 2008. In addition, during the second quarter of 2008, we incurred $625,000 of additional interest expense related to consent fees on our senior subordinated notes and $0.5 million of increased amortization of deferred financing fees.

        We expect interest expense to slightly increase during the remainder of 2008 relative to 2007 as a result of additional funds borrowed in connection with the completion of Presque Isle Downs' construction, modifications to our credit agreement including increased interest rates and other fees, and the payment of consent fees on our senior subordinated notes, which are offset in part by debt reductions during 2008.

Loss on Debt Modification:

        During the first quarter of 2008, we incurred a loss on debt modification resulting from the write-off of deferred financing fees in the amount of $3.4 million. The write-off of deferred financing fees resulted from an amendment to our credit agreement which reduced our borrowing capacity (see "Liquidity and Sources of Capital"). As such, we were required to proportionately reduce the amount of existing deferred financing fees.

Provision for Income Taxes:

        The income tax benefit in 2008 for continuing operations was computed based on an effective income tax rate of 31.6%, including applicable state income tax provision (benefit), if any, associated with the operations of Presque Isle Downs and interest expense related to uncertain tax positions in income tax expense, as compared to a provision for income taxes of 49% in 2007, plus an additional state income tax provision associated with the operations of Presque Isle Downs. The effective income tax rates are reflective of permanent non-deductible expenses. For the three months ended June 30, 2008, the recorded income tax provision reflects an adjustment to the effective income tax rate for the year-to-date period due to the impact of permanent non-deductible expenses relative to the Company's pre-tax loss.

Discontinued Operations

  Binion's Gambling Hall & Hotel

        On March 7, 2008, we sold 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owned and operated Binion's Gambling Hall & Hotel, and Speakeasy Fremont Experience Operating Company in accordance with a Stock Purchase Agreement dated June 26, 2007 (as subsequently amended), executed between the Company and TLC Casino Enterprises, Inc. The transaction was subject to purchase price adjustments based on changes in the net working capital, certain capital expenditures between execution and closing, and a $3.5 million working capital adjustment which remained with Binion's upon closing. Reclassifications have been made to the prior period presentation to reflect the assets and liabilities of Binion's as held for sale and the operating results and cash flows as discontinued operations. At December 31, 2007, we recorded a loss of $2.0 million to adjust the carrying value of Binion's assets to the anticipated proceeds, less costs to sell. Upon completion of the sale on March 7, 2008, we incurred an additional loss on disposal of $684,000.

        During the six-month period of 2008, we incurred a pre-tax loss on the discontinued operations of Binion's in the amount of $2.2 million (inclusive of the loss on disposal of $684,000) compared to $1.6 million during the same period of 2007 (inclusive of a $1.3 million cash distribution for Binion's interest as a member in a mutual insurance company that converted to a stock corporation).

  Ramada Inn and Speedway Casino

        On June 3, 2008, our wholly-owned subsidiary, Speakeasy Gaming of Las Vegas, Inc., completed the sale of the gaming assets of the Ramada Inn and Speedway Casino to Lucky Lucy D, LLC in accordance with the terms of an Asset Purchase and Sale Agreement dated January 11, 2008, executed between Speakeasy Gaming and Lucky Lucy. Pursuant to the terms of the Agreement, Lucky Lucy paid $2.0 million in cash for the gaming assets and is obligated to pay an additional amount of up to $4.775 million subject to an earn-out provision based on the property's gross revenues over the four-year period that commenced January 11, 2008. Any proceeds we receive under the earn-out provision will be recorded as the amounts are realized. This sale was the second part of a bifurcated transaction, the first part of which involved the sale of Speedway's real property to Ganaste LLC on January 11, 2008. A shareholder of Ganaste LLC is the sole owner of Lucky Lucy. Ganaste paid $11.4 million in cash for the real property. Reclassifications have been made to the prior period presentation to reflect the assets and liabilities of Speedway as held for sale and the operating results and cash flows as discontinued operations. At January 11, 2008, we recorded a gain on the sale of the real property in the amount of $2.8 million, and on June 3, 2008, we recorded a gain on the sale of the gaming assets in the amount of $1.2 million.

        During the six-month period of 2008, we earned pre-tax income on the discontinued operations of Speedway in the amount of $2.5 million (inclusive of the gains on disposal of $4.0 million) compared to $0.3 million during the same period of 2007. As previously discussed, we recorded gains on the sale of Speedway in the aggregate amount of $4.0 million, which are included in the pre-tax income for 2008. In addition, we also incurred a loss of $0.4 million in connection with the write-off of an intangible asset related to our Nevada gaming license which was surrendered with the sale of Speedway.

CASH FLOWS

        Our operating activities produced $2.9 million in cash flow during the six months ended June 30, 2008, compared to $8.6 million during the same period of 2007. Current period non-cash expenses included $17.0 million of depreciation and amortization and a $3.4 million write-off of deferred financing fees resulting from a modification of long-term debt. In 2008, operating activities also included $2.4 million of equity in loss of North Metro Harness Initiative, LLC. Included in cash flows from operating activities for 2008 was $5.2 million used in discontinued operations compared to $28,000 provided by discontinued operations for 2007.

        Net cash provided by investing activities was $32.9 million during the six months ended June 30, 2008, compared to $105.6 million used in investing activities during the same period of 2007. In 2008, we invested $5.8 million in property and equipment and generated proceeds (net of closing and other costs) from the sale of Speedway and Binion's in the amounts of $12.8 million and $28.0 million, respectively. In 2007, we invested $53.8 million in property and equipment and other capital improvements (including the construction of Presque Isle Downs). During 2007, we also paid the Commonwealth of Pennsylvania a fee of $50 million for Presque Isle Downs' slot license and incurred certain other license costs. Included in cash flows from investing activities for 2008 and 2007 was $0.4 million and $1.8 million, respectively, used in discontinued operations.

        Net cash used in financing activities was $40.1 million during the six months ended June 30, 2008, compared to $110.4 million provided by financing activities during the same period of 2007. In 2008, principal payments on long-term obligations aggregated $37.0 million, including $27.6 million from the proceeds on the sale of Binion's. In 2007, we borrowed $103.0 million under our credit facility and $14.7 million related to equipment financing arrangements. Included in cash flows from financing activities for 2008 and 2007 was $23,000 and $65,000, respectively, used in discontinued operations.

LIQUIDITY AND SOURCES OF CAPITAL

        We had working capital of $6.1 million as of June 30, 2008, and our unrestricted cash balance amounted to $26.8 million. During 2008 the Company completed the sales the Ramada Inn and Speedway Casino and Binion's Gambling Hall & Hotel. The sales of these assets provided additional funding of approximately $41 million of which $27.6 million was used for repayment of debt and the remaining amount was contributed to working capital to be used for operations.

        At June 30, 2008, the balances in bank accounts owned by Mountaineer's horsemen, but to which we contribute funds for racing purses, exceeded our purse payment obligations by $4.1 million. This amount is available for payment of future purse obligations at our discretion and in accordance with the terms of its agreement with the Horsemen's Benevolent & Protective Association ("HBPA"). We also earn the interest on balances in these accounts.

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

        The credit agreement bore interest based, at our option, on either the agent bank's base rate or LIBOR, in each case plus a margin that was based on our leverage ratio at the time, which ranged from 100 to 212.5 basis points for the base rate loans and 175 to 287.5 basis points for the LIBOR loans. We were also required to pay a quarterly non-usage commitment fee which is based upon the leverage ratio. The credit agreement also contained covenants that restricted our ability to make investments, incur additional indebtedness, incur guarantee obligations, pay dividends, create liens on assets, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates.

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

        On March 31, 2008, we entered into the Limited Waiver and Second Amendment to the Fifth Amended and Restated Credit Agreement (the "Second Amendment"). The Second Amendment among other things (i) provided for a decrease of the aggregate commitment (as defined in the credit agreement) from $155.0 million to $125.0 million; (ii) eliminated the LIBOR loan option and established the interest rate at prime plus 2.25%; (iii) restricted the amount of additional borrowings unless certain pro-forma leverage ratios are achieved; (iv) revised the maturity date from September 27, 2011 to March 31, 2010 provided the Senior Unsecured Notes are fully refinanced by October 1, 2009; (v) commenced commitment reductions on September 30, 2008 versus December 31, 2008; (vi) limited additional investments in MTR-Harness, Inc. (which owns a 50% interest in North Metro Harness Initiative, LLC) and Jackson Racing, Inc. (which owns a 90% interest in Jackson Trotting Association, LLC) subsequent to the March 31, 2008 to $1.25 million in the aggregate; and (vii) modified certain covenants and related definitions. In connection with the Second Amendment we were required to pay fees of $2.8 million, exclusive of legal fees and other costs.

        As a result of the Second Amendment to the credit agreement and the reduction in borrowing capacity, we were required to proportionately reduce the amount of existing deferred financing costs. As a result, we recorded a write-off of deferred financing costs of approximately $3.4 million during the first quarter of 2008. This amount is reflected in the consolidated statements of operations as a loss on debt modification.

        On May 9, 2008, we entered into the Third Amendment to the Fifth Amended and Restated Credit Agreement (the "Third Amendment"). The Third Amendment among other things revised the definition of investments to include investments made after May 9, 2008 in North Metro consisting of a guaranty or guarantees by the Company in favor of an approved equipment financing company so long as the maximum liability under such guaranty or guarantees and, accordingly, the maximum amount of such investment does not exceed $1.1 million in the aggregate.

        The credit agreement, as amended, contains customary affirmative and negative covenants that include the requirement that we satisfy, on a consolidated basis, specified quarterly financial tests. We maintained compliance with these covenants as of June 30, 2008.

        The amount that may be borrowed under the credit agreement is subject to a debt incurrence test provided by the Second Amendment and the indentures governing our senior unsecured notes and senior subordinated notes. Prior to entering into the First Amendment, we obtained the required consents from the holders of our senior notes and senior subordinated notes to amend the indentures governing the senior notes and senior subordinated notes. The amendment to the indentures increased the permitted debt "basket" (i.e. the amount we may borrow whether or not we satisfy the debt incurrence tests) for debt incurred under our credit facility from $85.0 million to $135.0 million. We paid a consent fee equal to $7.50 and $20.00 per $1,000 of principal to the holders of the senior notes and senior subordinated notes, respectively, or an aggregate of $3.4 million. Commencing in the second quarter of 2008 and until the senior subordinated notes are no longer outstanding, we are required to pay additional consent fees of $5.00 per $1,000 of principal to the holders of our senior subordinated notes if we do not satisfy certain quarterly financial ratios. We did not meet these ratios for the quarter ended June 30, 2008. Therefore, we recorded an accrual in the amount of $625,000 for the additional consent fees, which we expect to pay in August 2008. We also anticipate that we will have to pay these fees for the third and fourth quarters of 2008, and possibly into 2009 depending upon the level of reduction of our outstanding debt.

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

        At June 30, 2008 and 2007, borrowings of $111.8 million and $103.0 million, respectively, and letters of credit for approximately $2.0 million and $1.5 million, respectively, were outstanding under the credit facility. On March 7, 2008, we utilized $27.6 million of the proceeds from the sale of Binion's to reduce amounts outstanding under the credit facility, and during the three months ended June 30, 2008, we further reduced amounts outstanding under the credit facility by $4.0 million.

        During 2007, Presque Isle Downs entered into seven promissory note arrangements for financing the purchase of 1,950 slot machines and a player tracking system. The promissory notes aggregated $29.6 million. Under the terms of the notes, we are required to make monthly installments of principal and interest (in varying amounts) through October 2010. The interest rates on the notes range from LIBOR plus 3.25% to 8.08% per annum. At June 30, 2008, there was $19.0 million outstanding under the promissory notes.

        During September 2007, Mountaineer entered into a capital lease obligation to finance the purchase of surveillance equipment totaling $4.1 million. Mountaineer requested draws on the capital lease as the surveillance contractor met milestones set forth in the purchase contract. The financing was completed in June 2008 at terms that include repayment over 36 months with interest at the rate of 6.21% per annum. During the six months ended June 30, 2008, the Company borrowed $0.5 million under this capital lease. At June 30, 2008, there was $4.1 million outstanding under the capital lease obligation.

        The following contractual obligations entered into since December 31, 2007, increase contractual cash obligations (see Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital in the Annual Report on Form 10-K for the year ended December 31, 2007) as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Contractual cash obligations:
Employment agreements(1)	$0.9	$0.4	$0.5	$—	$—
Long-term debt and capital lease obligations(2)	395.2	$12.6	$255.8	$126.6	$0.2

Total	$396.1	$13.0	$256.3	$126.6	$0.2

(1)
These amounts represent additions to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

(2)
These amounts represent revisions to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

  Capital Expenditures

        During the six months ended June 30, 2008, additions to property and equipment and other capital projects for continuing operations aggregated $6.4 million (of which $0.6 million was financed under a capital lease). Expenditures included approximately $5.2 million related to poker, table gaming and related renovations at Mountaineer and approximately $1.2 million for additional gaming and other equipment and miscellaneous projects. The Company anticipates spending up to a total of $16.7 million during 2008 on capital expenditures.

  Commitments and Contingencies

        In connection with planned infrastructure improvements at Presque Isle Downs, we were required to establish an escrow deposit in 2006 for the benefit of the Pennsylvania Department of Transportation of approximately $5 million. Approximately $3.9 million was returned to us during 2007. At June 30, 2008, the deposit amounted to $1.1 million, which will be fully returned to us by November 2009.

        On July 26, 2007, pursuant to a preexisting agreement, we purchased the land, building and equipment, as well as the simulcast operations, of an off-track wagering facility in Erie, Pennsylvania for $7.0 million, plus related closing costs and legal fees. We hired certain of the employees and transferred the operations of the off-track wagering facility to Presque Isle Downs, which then commenced simulcast operations on July 27, 2007. We intend to sell the 14-acre site and building that previously housed the off-track wagering facility. In January 2008, we entered into an agreement to sell 2.5 acres associated with this site for $1.125 million. The agreement is subject to approval of our compliance committee. However, we have not yet actively marketed the sale of the remaining property.

        We have financed development and construction costs of Presque Isle Downs and other capital expenditures with cash flow from operations, borrowings under our credit facility and cash on hand, including the remaining proceeds of our senior subordinated notes, and equipment financing arrangements. At June 30, 2008, approximately $0.9 million of liabilities is outstanding relating to construction and development. We anticipate that this amount and our remaining capital requirements for 2008, which are estimated to be approximately $10 million, will be financed with cash flow from operations, cash on hand, retained proceeds from the sale of Speedway and, to the extent necessary, amounts available under our credit facility.

        We have entered into an agreement with the Summit Township Industrial and Economic Development Authority ("STIEDA") pursuant to which the Authority has agreed to apply to Erie County for certain grants contemplated by the gaming act, which would be used to fund, initially, up to $14.4 million of agreed upon on- and off-site infrastructure improvements. However, to date such funds have not been released and STIEDA has filed litigation against Erie County to force it to make distributions to fund the submitted grant requests. Erie County had taken the position that the gaming act did not permit or require distributions to municipalities, such as Summit Township, to defray infrastructure costs incident to hosting a casino. On August 4, 2008, the Erie County Court of Common Pleas ruled in favor of STIEDA and ordered Erie County to distribute certain revenue collected from casino operations to fund proper grant requests. If the Court's ruling stands, we expect to receive funds in accordance with our agreement with STIEDA and intend to use such funds to reduce our debt. We intend to pursue similar agreements with Erie County for the county's investment of part of its local share into infrastructure improvements that we believe will directly or indirectly benefit the host municipality, Summit Township, and Presque Isle Downs.

        In October 2004, we acquired 229 acres of real property, known as the International Paper site, as an alternative site to build Presque Isle Downs. In October 2005, we completed the sale of all but approximately 24 acres of this site to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is managed by the municipality (the "GEIDC"). Although the sales agreement was subject to, among other things, our release (by International Paper Company and the PaDEP) from our obligations under the consent order (as discussed below), we waived this closing condition.

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

        In connection with the acquisition of Binion's, we obtained title to the property and equipment, free and clear of all debts, subject to increase by $5.0 million if, at the termination of the Joint Operating License Agreement, Harrah's achieved certain operational milestones. We do not believe that Harrah's achieved the specified operational milestones and therefore did not pay the $5 million. Legal proceedings were initiated and the parties have agreed in principal to settle this matter for

$1.75 million with payment to be made upon settlement of all other accounts between the parties. The previously established accrual of the $5 million as additional purchase price was reduced to $1.75 million at December 31, 2007. See Note 8 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 for additional information about this matter.

        The construction of North Metro, including furniture, fixtures and equipment and start-up expenses, was approximately $62.5 million, $42.3 million of which was separately financed without recourse to us except for a $1.0 million guarantee by the Company (and an additional $1 million guarantee by Southwest Casino Corporation). The guarantees were provided in connection with an amendment to the North Metro credit agreement that increased the borrowing capacity by $0.6 million and made certain other changes to the credit agreement. The guarantees were executed on July 1, 2008 and expire on the earlier of July 1, 2010 or the payoff of the North Metro financing. Through June 30, 2008, we made aggregate capital contributions in North Metro of approximately $12.8 million (exclusive of legal and other fees). Additionally, in May 2008 we provided two letters of credit in the aggregate amount of $373,625 and a surety bond in the amount of $250,000. During the three and six months ended June 30, 2008, we recorded equity losses in North Metro of approximately $2.1 million and $2.4 million, respectively, which were primarily attributable to pre-opening costs.

        North Metro has from time-to-time failed to comply with certain of the covenants required under its financing agreement, including the requirement that it satisfy a minimum EBITDA threshold for the quarter ended June 30, 2008, and that it at all times satisfy a minimum cash requirement. North Metro and its lenders are currently discussing the possibility of entering into a forbearance or waiver agreement. However, no such agreement has been reached to date and the lenders have reserved all of their rights and remedies under the financing agreement. During the period in which North Metro is not in compliance with its financing agreement, the interest rate paid by North Metro on its outstanding borrowings will be 2% higher than the rate that would have otherwise been applicable. See "Part II—Other Information, Item 1A. "Risk Factors."

        We are faced with certain contingencies involving litigation and environmental remediation. These commitments and contingencies are discussed in greater detail in "Item 3. Legal Proceedings" and Note 8 to our consolidated financial statements included elsewhere in this report.

        Management believes that our cash balances, cash flow from operations, the net proceeds from the sales of our excess real property holdings in Erie, Pennsylvania, and availability under our credit facility (approximately $10.0 million subject to scheduled commitment reductions) will be sufficient to cover any capital required to fund maturing debt obligations and any other contemplated capital expenditures and short-term funding requirements for the next twelve months. If we pursue additional expansion projects, we could require additional financing. Additionally, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See "Item 1A. Risk Factors—Risks Related to Our Business" in our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of certain circumstances that may affect our sources of liquidity. Additionally, if we seek to acquire new properties, we would likely require additional financing. We may also finance our expansion and capital requirements, to the extent permitted under existing debt agreements, through the public or private sale of equity securities, though we have no current plans to do so.

        In order to borrow additional funds in excess of the amounts permitted under the Second Amendment to the Fifth Amended and Restated Credit Agreement and the amended permitted debt basket of $135 million, the $10 million other permitted indebtedness basket or other forms of financing for which a specific carve-out provision is not provided by the senior notes and senior subordinated notes indentures, we must either satisfy the debt incurrence tests provided by the Second Amendment and the indentures governing the senior unsecured notes and senior subordinated notes or obtain the prior consents of the holders of at least a majority in aggregate principal amount of those notes that are not owned by the Company or any of its affiliates. Currently, our borrowings under the credit facility are limited to a total of $125 million, subject to scheduled commitment reductions commencing September 22, 2008.

        We are exploring the potential sale or disposal of our non-core assets. We intend to utilize the net proceeds from the sale of excess real property holdings, the off-track wagering facility in Erie, Pennsylvania, any reimbursements we receive from STIEDA, as well as the proceeds from the sale of any other non-core assets for reduction of amounts outstanding under our credit facility.

        Our level of indebtedness and our working capital present other risks to investors, including the possibility that we may be unable to generate cash sufficient to pay the principal of and interest on our indebtedness when due; and that we may not be able to meet tests and covenants of such debt agreements and achieve satisfactory resolution of such non-compliance with the lenders. In such an event, the holders of our indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and proceed against any collateral securing such indebtedness. These actions could limit our ability to borrow additional funds and would likely have a material adverse effect on our business and results of operations. On June 13, 2008, Moody's Investor Service downgraded the Company's credit rating. The debt rating downgrade does not impact the terms of borrowings under our Fifth Amended and Restated Credit Facility, the senior unsecured notes or the senior subordinated notes. However, a further debt rating downgrade could impact the terms of and our ability to obtain new financing. Additionally, changes in the regulatory environment or restriction on or prohibition of our gaming or racing operations, whether arising out of legislation or litigation, could have a material adverse effect on our liquidity. See "Item 1A. Risk Factors—Risks Related to Our Business" and Note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

  Outstanding Options

        As of August 6, 2008, there were outstanding options to purchase 1,385,800 shares of our common stock. If all such stock options were exercised, we would receive proceeds of approximately $11.6 million. We utilize the treasury stock method in determining the dilutive effect of outstanding stock options. Our basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

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

        In November 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for entities that have equity investments that are not attributable directly to the parent, called non-controlling interests or minority interests. Specifically, SFAS 160 states where and how to report non-controlling interests in the consolidated statements of financial position and operations, how to account for changes in non-controlling interests, and provides disclosure requirements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for the Company). Earlier adoption is prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which SFAS 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We are currently evaluating the requirements of SFAS 160 and have not yet determined the impact on its financial statements.

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

        Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report (the "Evaluation Date"). They have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized, evaluated and reported within the time periods specified in SEC rules and forms, and management believes that the material weakness discussed in Management's Report on Internal Control in the Form 10-K for the year ended December 31, 2007 has been remediated during the completion of our financial statement close process for the quarter ended March 31, 2008, as well as for the quarter ended June 30, 2008.

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

        We are also party to various lawsuits, which have arisen in the normal course of our business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on our consolidated financial position or results of operations. Legal matters are discussed in greater detail in "Item 3. Legal Proceedings" and Note 8 to our Consolidated Financial statements included in our 2007 Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS

        The Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, are updated and supplemented as follows:

We are unable to increase our capital investment in our joint venture racetrack and card room in Minnesota; North Metro will require the cooperation of its lender.

        At June 30, 2008, we have invested the maximum amount permitted by our senior secured lenders in North Metro Harness Initiative, LLC, our Minnesota joint venture, and we are currently unable to invest more without the approval of our senior secured lenders. North Metro has from time-to-time failed to comply with certain covenants under its $42.3 million financing agreement, including the requirement that it satisfy a minimum EBITDA threshold for the quarter ended June 30, 2008, and that it at all times satisfy a minimum cash requirement. North Metro and its lenders are currently discussing the possibility of entering into a forbearance or waiver agreement. However, no such agreement has been reached to date and the lenders have reserved all of their rights and remedies under the financing agreement. We cannot assure you that North Metro will not be, or continue to be, in default under its financing agreement, that North Metro will be able to cure any default under its financing agreement for which a cure period is available in a timely manner or, alternatively, that North Metro will be able to secure the lenders' agreement to waive or modify provisions of the financing agreement to resolve any default. Although North Metro's $42.3 million construction loan is without recourse to us (except for $1 million), if North Metro is unable to reach a satisfactory resolution to any default, the lenders may have the right to foreclose on our ownership interest in North Metro, which may result in the sale of such interest of North Metro's assets and the return to us of an amount less than our then-carrying value of our investment, which may have a material adverse effect on the Company. See "Liquidity and Sources of Capital—Commitments and Contingencies."

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
4.2
Supplemental Indenture dated March 7, 2008, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of March 25, 2003 (incorporated by reference to our report on Form 10-Q filed May 12, 2008).
4.3
Supplemental Indenture dated March 7, 2008, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of May 25, 2006 (incorporated by reference to our report on Form 10-Q filed May 12, 2008).
4.4	Instrument of Resignation, Appointment and Acceptance dated as of June 26, 2008, executed by the Company, Wells Fargo Bank, National Association, and Wilmington Trust Company (filed herewith).
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

Exhibit No.	Item Title
10.2	Revolving Credit Note dated March 31, 2008, executed by the Company, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (incorporated by reference to our report on Form 10-K filed April 3, 2008).
10.3	Asset Purchase and Sale Agreement dated January 11, 2008, by and between the Company and Lucky Lucy D LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.4	Real Property Purchase and Sale Agreement dated January 11, 2008, by and between the Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.5	Master Lease dated January 11, 2008, by and between Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.6	Termination Agreement dated January 11, 2008, by and between Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.7
Amendment dated February 29, 2008, to Stock Purchase Agreement dated June 26, 2007, by and among the Company and TLC Casino Enterprises, Inc. (incorporated by reference to our report on Form 8-K filed March 6, 2008).
10.8	Employment Agreement dated May 15, 2008, by and between the Company and David R. Hughes (filed herewith).
31.1	Certification of Edson R. Arneault pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of David R. Hughes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Edson R. Arneault pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of David R. Hughes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1933, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 8, 2008	MTR GAMING GROUP, INC.
	By:	/s/ EDSON R. ARNEAULT Edson R. Arneault CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER
	By:	/s/ DAVID R. HUGHES David R. Hughes CORPORATE EXECUTIVE VICE-PRESIDENT AND CHIEF FINANCIAL OFFICER

 Exhibit Index

Exhibit No.	Item Title
3.1	Restated Certificate of Incorporation for Winner's Entertainment, Inc. dated August 17, 1993 (incorporated by reference to our report on Form 10-K for the year ended December 31, 1993).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Winner's Entertainment, Inc. dated October 10, 1996 (incorporated by reference to our report on Form 8-K filed November 1, 1996).
4.1	Excerpt from Common Stock Certificates (incorporated by reference to our report on Form 10-K filed March 30, 2001).
4.2
Supplemental Indenture dated March 7, 2008, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of March 25, 2003 (incorporated by reference to our report on Form 10-Q filed May 12, 2008).
4.3
Supplemental Indenture dated March 7, 2008, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of May 25, 2006 (incorporated by reference to our report on Form 10-Q filed May 12, 2008).
4.4	Instrument of Resignation, Appointment and Acceptance dated as of June 26, 2008, executed by the Company, Wells Fargo Bank, National Association, and Wilmington Trust Company (filed herewith).
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

Exhibit No.	Item Title
10.8	Employment Agreement dated May 15, 2008, by and between the Company and David R. Hughes (filed herewith).
31.1	Certification of Edson R. Arneault pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of David R Hughes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Edson R. Arneault pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of David R. Hughes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

QuickLinks

  ITEM 1. FINANCIAL STATEMENTS
MTR GAMING GROUP, INC. CONSOLIDATED BALANCE SHEETS (dollars in thousands)
MTR GAMING GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in thousands, except per share amounts) (unaudited)
MTR GAMING GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
MTR GAMING GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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