Form 10-Q
period 2008-09-30
MTR GAMING GROUP INC
filed 2008-11-10
CIK 834162

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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

COMMON STOCK, $.00001 PAR VALUE
Class
27,475,260
Outstanding at November 7, 2008

 MTR GAMING GROUP, INC.

INDEX FOR FORM 10-Q

SECTION

 PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	SEPTEMBER 30 2008	DECEMBER 31 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,847	$31,045
Restricted cash	607	560
Accounts receivable, net of allowance for doubtful accounts of $105 in 2008 and $92 in 2007	8,421	10,062
Inventories	4,565	4,407
Deferred financing costs	4,373	3,203
Prepaid income taxes	2,111	851
Deferred income taxes	1,518	1,428
Other current assets	5,464	5,094
Assets held for sale	—	3,290

Total current assets	60,906	59,940
Property and equipment, net	376,885	388,950
Goodwill	1,985	2,145
Other intangibles	68,913	71,827
Deferred financing costs, net of current portion	3,635	8,123
Equity method investment	—	11,609
Deposits and other	26,781	26,078
Assets held for sale	1,078	42,290

Total assets	$540,183	$610,962

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,193	$9,064
Accounts payable—gaming taxes and assessments	6,911	9,446
Accrued payroll and payroll taxes	5,182	4,728
Accrued interest	10,992	6,456
Other accrued liabilities	13,296	11,683
Construction project liabilities	1,283	4,225
Current portion of long-term debt and capital lease obligations	13,056	11,108
Liabilities held for sale	—	4,881

Total current liabilities	58,913	61,591
Long-term debt and capital lease obligations, net of current portion	369,262	420,520
Long-term deferred compensation	11,348	10,545
Deferred income taxes	210	940
Liabilities held for sale	—	4,914

Total liabilities	439,733	498,510
Minority interest	284	305
Shareholders' equity:
Common stock	—	—
Paid-in capital	61,671	60,478
Retained earnings	38,550	51,724
Accumulated other comprehensive loss	(55)	(55)

Total shareholders' equity	100,166	112,147

Total liabilities and shareholders' equity	$540,183	$610,962

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2008	2007	2008	2007
Revenues:
Gaming	$114,135	$101,513	$327,737	$282,675
Parimutuel commissions	5,674	4,864	13,862	12,318
Food, beverage and lodging	10,715	8,974	28,888	22,787
Other	3,017	2,369	7,430	6,001

Total revenues	133,541	117,720	377,917	323,781
Less promotional allowances	(2,145)	(1,733)	(6,076)	(4,306)

Net revenues	131,396	115,987	371,841	319,475

Operating expenses:
Expenses of operating departments:
Gaming	71,427	62,693	207,717	176,307
Parimutuel commissions	5,201	4,570	13,281	10,608
Food, beverage and lodging	7,998	7,388	22,913	19,084
Other revenue	2,632	2,043	6,951	5,375
Marketing and promotions	4,345	5,772	12,490	13,002
General and administrative	17,383	15,867	52,020	44,955
Depreciation	7,406	7,220	22,421	19,905
Loss on disposal of property	1	41	160	106
Impairment loss	2,586	—	2,586	—
Project opening costs	—	619	—	4,098

Total operating expenses	118,979	106,213	340,539	293,440

Operating income	12,417	9,774	31,302	26,035
Other (expense) income:
Equity in loss of unconsolidated joint venture, including impairment loss of $8,557	(9,682)	(96)	(12,107)	(110)
Interest income	52	65	197	335
Interest expense	(10,223)	(9,330)	(30,904)	(24,331)
Loss on debt modification	—	—	(3,356)	—

(Loss) income from continuing operations before income taxes and minority interest	(7,436)	413	(14,868)	1,929
(Provision) benefit for income taxes	(787)	346	1,495	(558)

(Loss) income from continuing operations before minority interest	(8,223)	759	(13,373)	1,371
Minority interest	15	24	30	137

(Loss) income from continuing operations	(8,208)	783	(13,343)	1,508

Discontinued operations:
(Loss) income from discontinued operations before income taxes	(39)	(4,340)	299	(5,650)
Benefit (provision) for income taxes	7	714	(130)	1,356

(Loss) income from discontinued operations:	(32)	(3,626)	169	(4,294)

Net loss	$(8,240)	$(2,843)	$(13,174)	$(2,786)

Net loss per share—basic:
(Loss) income from continuing operations	$(0.30)	$0.03	$(0.49)	$0.05
(Loss) income from discontinued operations	(0.00)	(0.13)	0.01	(0.15)

Net loss	$(0.30)	$(0.10)	$(0.48)	$(0.10)

Net loss per share—diluted:
(Loss) income from continuing operations	$(0.30)	$0.03	$(0.49)	$0.05
(Loss) Income from discontinued operations	(0.00)	(0.13)	0.01	(0.15)

Net loss	$(0.30)	$(0.10)	$(0.48)	$(0.10)

Weighted average number of shares outstanding:
Basic	27,475,260	27,559,076	27,475,260	27,542,645

Diluted	27,475,260	27,867,281	27,475,260	27,897,143

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30
	2008	2007
Cash flows from operating activities:
Net loss	$(13,174)	$(2,786)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	22,421	19,905
Amortization of deferred financing fees	3,143	2,086
Loss on debt modification	3,356	—
Impairment loss	2,586	—
Bad debt expense	22	46
Stock compensation expense	1,193	667
Deferred income taxes	(45)	(99)
Increase in long-term deferred compensation	803	594
Loss on disposal of property	160	105
Minority interest	(21)	(225)
Equity in loss of unconsolidated joint venture, including related impairment loss	12,107	110
Changes in operating assets and liabilities:
Accounts receivable	1,799	(8,855)
Prepaid income taxes	(1,260)	(370)
Other current assets	(391)	(7,980)
Accounts payable	(871)	379
Accrued liabilities	(529)	3,126

Net cash provided by continuing operating activities	31,299	6,703
Net cash (used in) provided by discontinued operating activities	(5,181)	1,905

Net cash provided by operating activities	26,118	8,608

Cash flows from investing activities:
(Increase) decrease in restricted cash	(47)	79
Short-term investments	—	12,657
Payment of Presque Isle Downs' slot license fee and deposits	—	(55,800)
Purchase of off-track wagering facility	—	(7,095)
Proceeds from sale of Speedway	12,818	—
Proceeds from sale of Binion's	28,049	—
Increase in deposits and other	(533)	(9,462)
Increase in minority interest	—	2,352
Investment in North Metro Harness Initiative, LLC	(498)	—
Capital expenditures	(9,620)	(77,928)

Net cash provided by (used in) continuing investing activities	30,169	(135,197)
Net cash used in discontinued investing activities	(420)	(1,668)

Net cash provided by (used in) investing activities	29,749	(136,865)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	490
Financing cost paid	(3,026)	(7,766)
Proceeds from issuance of long-term debt	—	151,997
Principal payments on long-term debt and capital lease obligations	(50,016)	(3,346)

Net cash (used in) provided by continuing financing activities	(53,042)	141,375
Net cash used in discontinued financing activities	(23)	(99)

Net cash (used in) provided by financing activities	(53,065)	141,276

Net increase in cash and cash equivalents	2,802	13,019
Less: cash and cash equivalents related to the deconsolidation of North Metro Harness Initiative, LLC	—	(2,643)
Cash and cash equivalents, beginning of period	31,045	21,431

Cash and cash equivalents, end of period	$33,847	$31,807

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$25,523	$17,732

Income taxes	$1,953	$4,624

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of MTR Gaming Group, Inc. and Subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

        The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        During 2007, through subsidiaries, we owned and operated Binion's Gambling Hall & Hotel in Las Vegas, Nevada, and the Ramada Inn and Speedway Casino in North Las Vegas, Nevada. As discussed in Note 5, we sold Binion's on March 7, 2008, pursuant to a Stock Purchase Agreement executed between the Company and TLC Casino Enterprises, Inc., and on June 3, 2008, we completed the sale of the Speedway pursuant to the terms of an Asset Purchase and Sale Agreement executed between the Company and Lucky Lucy D, LLC. Reclassifications have been made to the prior period presentation to reflect the assets and liabilities of Binion's and Speedway as held for sale and the operating results and cash flows as discontinued operations.

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

    Level 3:    Unobservable inputs that are supported by little or no market activity and that a re significant to the fair value of the assets or liabilities (management's own assumptions about what market participants would use in pricing the asset or liability at the measurement date).

        We have a deferred compensation arrangement with a former executive that is structured as a rabbi trust. The investments of the rabbi trust are valued using quoted market prices (Level 1 inputs). The fair value of the investments in the rabbi trust at September 30, 2008 was $11.3 million.

        The carrying value of our credit agreement at September 30, 2008 approximates fair value based on the interest rates available on similar borrowings. The fair value of our $130 million senior notes and $125 million senior subordinated notes was $121.4 million and $90.6 million, respectively, at September 30, 2008. The fair value is determined based on Level 2 inputs including quoted market prices and bond terms and conditions.

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

NOTE 3—NORTH METRO HARNESS INITIATIVE, LLC

        In June 2004, our wholly-owned subsidiary, MTR-Harness, Inc., acquired a 50% interest in North Metro Harness Initiative, LLC (d/b/a Running Aces Harness Park), then a wholly-owned subsidiary of Southwest Casino Corporation. North Metro recently completed construction of a harness racetrack and card room on a 178.4-acre site approximately 30 miles northeast of Minneapolis, Minnesota. Running Aces commenced live racing and simulcast operations (import and export) with parimutuel wagering on April 11, 2008, and opened a 50-table card room offering "non-banked" games (those in which the players play only against each other instead of against the house) on June 30, 2008.

        The cost of construction of North Metro, including furniture, fixtures and equipment and start-up expenses, was approximately $62.5 million, $42.3 million of which was separately financed through Black Diamond Commercial Finance, LLC as agent (collectively, "Black Diamond"), without recourse to us except for a $1.0 million guarantee that we provided in July 2008. Through September 30, 2008, we made aggregate capital contributions in North Metro of approximately $12.8 million (exclusive of legal and other fees). Additionally, in May 2008 we provided two letters of credit in the aggregate amount of $373,625 and a surety bond in the amount of $250,000. During the three and nine months ended September 30, 2008, we recorded equity losses in North Metro of approximately $1.1 million and $3.5 million, respectively, which included pre-opening costs.

        On October 19, 2008, Southwest Casino Corporation sold its 50% membership interest in North Metro to Black Diamond for (i) $1.00; (ii) relief from a $1 million guarantee by Southwest of North Metro's obligations; (iii) a right to repurchase the membership interest; and (iv) certain other considerations. Although we have been in discussions with Black Diamond, we have not entered into similar agreements and continue to own our 50% membership interest in North Metro. Black Diamond has requested that we make additional investments in North Metro; however under the terms of our credit agreement, we do not have the ability to provide further financial support to North Metro.

        On October 31, 2008, the Black Diamond credit agreement was amended to provide for additional loans to North Metro of up to $1,250,000 (with the making of such additional loans being subject to Black Diamond's sole and absolute discretion). Concurrently, Black Diamond lent North Metro an additional $650,000, of which $430,313 was applied to pay Black Diamond interest in arrears and of which $219,687 was lent to North Metro for additional working capital. On November 3, 2008, Black Diamond and MTR-Harness entered into a Forbearance Agreement pursuant to which Black Diamond agreed not to enforce, until November 25, 2008, its rights under the Black Diamond credit agreement arising from the failure of North Metro to satisfy certain financial covenants, including the satisfaction of a minimum EBITDA threshold, a maximum leverage threshold, and a minimum cash requirement.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 3—NORTH METRO HARNESS INITIATIVE, LLC (Continued)

        Based upon the current default under the Black Diamond credit agreement (subject to the above-mentioned Forbearance Agreement), Black Diamond's transaction with Southwest and our inability to provide further funding to North Metro, we determined that there is substantial doubt as to whether we can recover our investment in North Metro. Accordingly, during the quarter ended September 30, 2008, we recorded an impairment loss of $8.6 million (for which a tax benefit could not be recognized). This amount has been included as equity in loss of unconsolidated joint venture in the consolidated statements of operations. In addition, because Black Diamond has not called our $1 million guarantee in whole or in part, and given the relief provided by Black Diamond to Southwest relative to its guarantee, we do not believe that payment of the guarantee is probable at this time. Accordingly, as of September 30, 2008, we have not recorded this obligation.

        We previously determined that North Metro Harness Initiative, LLC was a variable interest entity in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") and subsequent revision FIN 46R. We also determined that we were the primary beneficiary for North Metro within the meaning of FIN 46(R), and accordingly, began consolidating the financial statements of North Metro effective in October 2005. Upon execution of the non-recourse financing obtained by North Metro, we reassessed the conclusion that North Metro was a variable interest entity in accordance with FIN 46, and concluded that North Metro was no longer a variable interest entity. Therefore, effective April 30, 2007, we deconsolidated North Metro and applied the equity method to our investment in North Metro. The net operating loss and minority interest recorded by the Company through April 30, 2007 of $321,000 and $117,000, respectively, remained in our consolidated statement of operations, and North Metro's cash flows related to operating, investing and financing activities for the period January 1, 2007 through April 30, 2007 remained in our consolidated statement of cash flows. For the period subsequent to April 30, 2007, our equity in the loss of North Metro is included in "Equity in loss of unconsolidated joint venture." However, the guarantees on North Metro's credit facility discussed above necessitated a re-evaluation of whether North Metro is a variable interest entity in accordance with FIN 46. We completed this re-evaluation and determined that North Metro was not a variable interest entity; and therefore continued to apply the equity method to the investment in North Metro.

        At September 30, 2008, North Metro had total assets and total liabilities of $58.8 million and $45.9 million, respectively. The assets consisted principally of gaming equipment, land, building and financing costs. Liabilities consisted primarily of accounts payable and borrowings under its financing agreement.

NOTE 4—JACKSON TROTTING ASSOCIATION, LLC

        In December 2005, our wholly-owned subsidiary, Jackson Racing, Inc., acquired a 90% interest in Jackson Trotting Association, LLC, which operates Jackson Harness Raceway in Jackson, Michigan. Since acquisition, Jackson Trotting has generated operating losses and is projecting further operating losses. Additionally, Jackson Trotting has substantially exhausted its operating funds, including funds provided by the Company. However, under the terms of our credit agreement, we do not have the ability to provide further financial support to Jackson Trotting.

        Based on the current and projected operating losses and the funding shortfall, we performed an evaluation to determine whether the assets of Jackson Trotting were impaired. Jackson Trotting's assets

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—JACKSON TROTTING ASSOCIATION, LLC (Continued)

consist primarily of a $2.6 million intangible asset that represents the assigned value of the racing licenses held by Jackson Trotting. The value assigned to the racing licenses considered that the racing licenses permit Jackson Trotting to conduct live racing and simulcasting operations, and if legislative proposals in Michigan were passed, would permit Jackson Trotting to operate electronic gaming devices.

        Based upon the projected operating losses, our inability to provide further funding to Jackson Trotting and an assessment of the potential for legislation permitting gaming operations at the racetracks in Michigan, we concluded that the Jackson Trotting intangible asset was impaired and, accordingly, recorded an impairment loss of $2.6 million ($2.1 million net of tax) during the quarter ended September 30, 2008.

NOTE 5—SALES OF PROPERTIES

Binion's Gambling Hall & Hotel

        On March 7, 2008, we completed the sale of 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owned and operated Binion's Gambling Hall & Hotel, and Speakeasy Fremont Experience Operating Company in accordance with the terms of a Stock Purchase Agreement dated June 26, 2007 (as subsequently amended), executed between the Company and TLC Casino Enterprises, Inc. The transaction was subject to purchase price adjustments based on changes in the net working capital, certain capital expenditures between execution and closing, and a $3.5 million working capital adjustment which remained with Binion's upon closing. Net cash to the Company at closing was approximately $28.0 million. In connection with our acquisition of Binion's, we provided limited guarantees, which reduce each month as rental payments are made on certain ground leases, some of which expired in March 2008, and three of which remain in effect (collectively, the "Remaining Lease Guarantees"). One of those three (approximately $1.1 million) expires in March 2009 and the remaining two leases (totaling approximately $2.2 million) expire in March 2010. The purchaser remains obligated to use its reasonable best efforts to assist us in obtaining releases of the Remaining Lease Guarantees.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 5—SALES OF PROPERTIES (Continued)

        Summary operating results for the discontinued operations for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net revenues	$—	$14,726	$9,857	$45,314
Loss from discontinued operations before income taxes	(21)	(4,259)	(2,187)	(5,889)
Loss from discontinued operations, net of income tax benefit	(21)	(3,645)	(1,308)	(4,476)

Ramada Inn and Speedway Casino

        On June 3, 2008, our wholly-owned subsidiary, Speakeasy Gaming of Las Vegas, Inc., completed the sale of the gaming assets of the Ramada Inn and Speedway Casino to Lucky Lucy D, LLC in accordance with the terms of an Asset Purchase and Sale Agreement dated January 11, 2008, executed between Speakeasy Gaming and Lucky Lucy. Pursuant to the terms of the Agreement, Lucky Lucy paid $2.0 million in cash for the gaming assets and is obligated to pay an additional amount of up to $4.775 million subject to an earn-out provision based on the property's gross revenues over the four-year period that commenced January 11, 2008. Any proceeds we receive under the earn-out provision will be recorded as the amounts are realized. This sale was the second part of the transaction, the first part of which involved the sale of Speedway's real property to Ganaste LLC on January 11, 2008. A shareholder of Ganaste LLC is the sole owner of Lucky Lucy. Ganaste paid $11.4 million in cash for the real property.

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

        Summary operating results for the discontinued operations for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net revenues	$—	$2,604	$4,456	$8,437
(Loss) income from discontinued operations before income taxes	(18)	(81)	2,486	239
(Loss) income from discontinued operations, net of income taxes	(11)	19	1,477	182

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 6—EQUITY TRANSACTIONS

        We account for stock-based compensation expense in accordance with FASB Statement No. 123R, Share-Based Payment. Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values.

        Total stock option expense recognized during the three months ended September 30, 2008 and 2007 was $442,000 ($287,000 net of tax) and $391,000 ($254,000 net of tax), respectively. During the nine-month periods of 2008 and 2007, we recognized total stock option expense of $1,193,000 ($775,000 net of tax) and $666,000 ($433,000 net of tax), respectively. As of September 30, 2008, we had approximately $634,000 of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted-average period of approximately 0.63 years.

        There were no options exercised during the three and nine months ended September 30, 2008. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercised during the three and nine months ended September 30, 2007 was $21,000 and $113,000, respectively.

        The stock option activity for the nine months ended September 30, 2008 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding December 31, 2007	1,390,800	$8.45
Granted	180,000	4.03
Exercised	—	—
Expired	(25,000)	8.00
Forfeited	(10,000)	11.41

Outstanding September 30, 2008	1,535,800	$7.92

Exercisable September 30, 2008	1,079,800	$6.17

        On May 15, 2008, the Compensation Committee of our Board of Directors granted to one employee options to purchase a total of 30,000 shares of our common stock at a purchase price of $5.61 per share, the NASDAQ Official Close Price on that date. The options have a term of ten years and were fully vested on date of grant.

        On September 19, 2008, the Compensation Committee of our Board of Directors granted, in connection with execution of an employment agreement, options to purchase a total of 150,000 shares of our common stock at a purchase price of $3.71, the NASDAQ Official Close Price on that date. The options have a term of ten years, 50,000 of which vested on date of grant and 50,000 of which vest on each of the first and second anniversary dates of the employment agreement, which was effective November 1, 2008.

        On April 19, 2007, our Board of Directors adopted, and on June 19, 2007 our shareholders ratified, the Company's 2007 Stock Incentive Plan. The Board has reserved 400,000 shares of our common stock for issuance pursuant to the exercise of options issued under the Plan. On June 26, 2007, pursuant to the Plan, the Compensation Committee of our Board of Directors granted to

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 6—EQUITY TRANSACTIONS (Continued)

eighteen employees options to purchase a total of 143,000 shares of our common stock at a purchase price of $14.79 per share, the NASDAQ Official Close Price on that date. The options have a term of ten years, some of which vest two years after the date of grant and some of which vest on January 1, 2009.

        On April 27, 2007, the Compensation Committee of our Board of Directors granted to eighteen employees options to purchase a total of 133,000 shares of our common stock at a purchase price of $16.27 per share, the NASDAQ Official Close Price on that date. The options have a term of ten years, some of which vest two years after the date of grant and some of which vest on January 1, 2009.

NOTE 7—INCOME TAXES

        Effective January 1, 2007, we adopted FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax positions are recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 also requires that amounts recognized in the consolidated balance sheet related to uncertain tax positions be classified as a current or non-current liability, based upon the expected timing of the payment to a taxing authority.

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

        The effective income tax rate is reflective of permanent non-deductible expenses and certain capital losses incurred in 2008 for which capital gains are not available for offset. Therefore, we are not able to recognize a tax benefit related to certain of these losses and recorded a valuation allowance of $3.0 million during the quarter ended September 30, 2008. In addition, the effective income tax rate includes an additional state income tax provision (benefit), if any, associated with the operations of Presque Isle Downs.

        For the three months ended September 30, 2008, the recorded income tax provision reflects an adjustment of approximately $1.5 million to the effective income tax rate for the year-to-date period due to the impact of permanent non-deductible expenses and certain capital losses incurred relative to our pre-tax loss. In addition, we recognize interest expense and penalties related to uncertain tax positions in income tax expense. During the three months ended September 30, 2008 and 2007, we recognized interest expense related to uncertain tax positions of approximately $32,000 and $59,000,

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 7—INCOME TAXES (Continued)

respectively. During the nine-month periods of 2008 and 2007, we recognized interest expense related to uncertain tax positions of approximately $126,000 and $180,000, respectively.

NOTE 8—LONG-TERM DEBT

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

        As a result of the Second Amendment to the credit agreement and the reduction in borrowing capacity, we were required to proportionately reduce the amount of existing deferred financing costs. Consequently, we recorded a write-off of deferred financing costs of approximately $3.4 million during

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 8—LONG-TERM DEBT (Continued)

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

        The credit agreement, as amended, contains customary affirmative and negative covenants that include the requirement that we satisfy, on a consolidated basis, specified quarterly financial tests. We maintained compliance with these covenants as of September 30, 2008.

        The amount that may be borrowed under the credit agreement is subject to a debt incurrence test provided by the Second Amendment and the indentures governing our senior unsecured notes and senior subordinated notes. Prior to entering into the First Amendment, we obtained the required consents from the holders of our senior notes and senior subordinated notes to amend the indentures governing the senior notes and senior subordinated notes. The amendment to the indentures increased the permitted debt "basket" (i.e. the amount we may borrow whether or not we satisfy the debt incurrence tests) for debt incurred under our credit facility from $85.0 million to $135.0 million. We paid a consent fee equal to $7.50 and $20.00 per $1,000 of principal to the holders of the senior notes and senior subordinated notes, respectively, or an aggregate of $3.4 million. Commencing in the second quarter of 2008 and until the senior subordinated notes are no longer outstanding, we are required to pay additional consent fees of $5.00 per $1,000 of principal to the holders of our senior subordinated notes if we do not satisfy certain quarterly financial ratios. We have not met these ratios and therefore recorded additional expense of $625,000 for each of the second and third quarters of 2008.

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

        The credit agreement, as amended, likewise requires us, prior to October 1, 2009, to refinance our senior unsecured notes with other unsecured indebtedness on terms and conditions acceptable to our senior secured lenders. If the senior unsecured notes are not refinanced prior to this date, the maturity date of the amounts outstanding under the credit facility will be accelerated to October 1, 2009 from March 10, 2010. We are currently evaluating our financing options and are in discussions with our credit facility lenders to extend the date of the required refinancing and correspondingly, the accelerated maturity date of the credit facility. Otherwise, amounts outstanding under the credit facility will be classified to "current obligations" for financial reporting purposes at December 31, 2008.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 8—LONG-TERM DEBT (Continued)

        At September 30, 2008 and 2007, borrowings of $101.9 million and $136.0 million, respectively, and letters of credit for approximately $1.7 million and $1.5 million, respectively, were outstanding under the credit facility. On March 7, 2008, we utilized $27.6 million of the proceeds from the sale of Binion's to reduce amounts outstanding under the credit facility, and during the three and nine months ended September 30, 2008, we further reduced amounts outstanding under the credit facility by $9.9 million and $13.9 million, respectively.

Other Debt Financing Arrangements

        During September 2007, Mountaineer entered into a capital lease obligation to finance the purchase of surveillance equipment totaling $4.1 million. Mountaineer requested draws on the capital lease as the surveillance contractor met milestones set forth in the purchase contract. During 2008 and prior to completing the financing, we borrowed $0.5 million under this capital lease. The financing was completed in June 2008 at terms that include repayment over 36 months with interest at the rate of 6.21% per annum. At September 30, 2008, there was $3.8 million outstanding under the capital lease obligation.

        During 2007, Presque Isle Downs entered into seven promissory note arrangements for financing the purchase of 1,950 slot machines and a player tracking system. The promissory notes aggregated $29.6 million. Under the terms of the notes, we are required to make monthly installments of principal and interest (in varying amounts) through October 2010. The interest rates on the notes range from LIBOR plus 3.25% to 8.08% per annum. At September 30, 2008, there was an aggregate of $16.6 million outstanding under the promissory notes.

        In October 2008, the Company sold the corporate airplane for $1.8 million and used $1.6 million of the proceeds to repay the outstanding debt related to the airplane.

NOTE 9—COMMITMENTS AND CONTINGENCIES

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

        We are also a party to various lawsuits, which have arisen in the normal course of our business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on our consolidated financial position or results of operations.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

Officer Employment Agreements and Consulting Agreement

        On September 19, 2008, the Company appointed Robert F. Griffin as its new President and Chief Executive Officer and on September 23, 2008, entered into a two-year employment agreement that commenced November 1, 2008. The agreement provides for an annual base salary of $550,000 and certain other benefits. Pursuant to the agreement, Mr. Griffin is also entitled to annual incentive compensation of no less than 30% of his base compensation. The agreement also provides for the grant of options to purchase 150,000 shares of our common stock, subject to certain vesting and other provisions. In the event of termination of employment in connection with a change of control as defined in the agreement, Mr. Griffin would receive a severance payment equal to (i) an amount equal to two times Mr. Griffin's then applicable base compensation, (ii) an amount equal to the highest amount of annual incentive compensation paid to Mr. Griffin with respect to either the first or second full calendar year immediately preceding the effective date of the termination (or as otherwise stipulated in the agreement); and (iii) an additional monthly amount so that Mr. Griffin shall be able to receive certain health benefits coverage as provided by the agreement. The agreement also provides that upon a change in control all unvested stock options shall vest and all stock options that must be exercised shall be exercisable in accordance with the terms of the applicable Non-Qualified Stock Option Agreement.

        On October 15, 2008, the Company entered into the second amendment of the employment agreement with Edson R. Arneault pursuant to which Mr. Arneault's employment agreement expired on October 31, 2008, instead of December 31, 2008, as originally provided, and Mr. Arneault ceased to be employed as the Company's President and CEO on October 31, 2008. The amendment provides that Mr. Arneault will receive the following consideration in lieu of any and all payments that would otherwise become due and payable to him under his employment agreement (except as otherwise provided in the amendment): (i) the corporate residence and associated real property and furnishings in New Cumberland, West Virginia; (ii) Mr. Arneault's office furnishings at the Company's headquarters, (iii) a bonus payment of $400,000 less applicable taxes and authorized deductions; (iv) certain other compensation and expense reimbursement pursuant to the employment agreement through the date of termination; and (v) deferred amounts held in a rabbi trust with earnings on such amounts.

        On October 15, 2008, the Company and Mr. Arneault also entered into a consulting agreement effective November 1, 2008, and continuing for a period of 30 months during which Mr. Arneault will assist with the transition to Mr. Griffin, who became President and CEO on November 1, 2008, and provide other services set forth in the consulting agreement. The consulting agreement provides that Mr. Arneault will provide up to 400 hours of his time per year and we will pay Mr. Arneault a consulting fee of $512,000 per year and also provide for the payment of certain expenses incurred by Mr. Arneault in connection with his providing services to the Company. During the 30-month period, Mr. Arneault will not, directly or indirectly, own, operate, join, control, participate in or be connected as an officer, director, employee, partner, stockholder, consultant or otherwise, any gaming business within 150 miles of any facility currently owned or leased by the Company.

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

  (ii)
  competitive and general economic conditions in our markets, including whether and when the slot parlor recently licensed for downtown Pittsburgh, Pennsylvania completes construction and successfully opens, and whether the harness horseracing track recently licensed in Lawrence County, Pennsylvania obtains a slot machine license, is constructed and successfully opens, the impact of the planned spring of 2009 opening of the permanent facility and increase in the number of games at The Meadows Racetrack & Casino in Washington, Pennsylvania, and the legalization of new forms of gaming in states within our target markets;

  (iii)
  the success and growth of table gaming at Mountaineer to distinguish Mountaineer from slots-only competitors and increase revenue and profitability of Mountaineer's hotel, food and beverage, and other amenities;

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

        On June 3, 2008, our wholly-owned subsidiary, Speakeasy Gaming of Las Vegas, Inc., completed the sale of the gaming assets of the Ramada Inn and Speedway Casino to Lucky Lucy D, LLC in accordance with the terms of an Asset Purchase and Sale Agreement dated January 11, 2008, executed between Speakeasy Gaming and Lucky Lucy. Pursuant to the terms of the Agreement, Lucky Lucy paid $2.0 million in cash for the gaming assets and is obligated to pay an additional amount of up to $4.775 million subject to an earn-out provision based on the property's gross revenues over the four-year period that commenced January 11, 2008. Any proceeds we receive under the earn-out provision will be recorded as the amounts are realized. This sale was the second part of the transaction, the first part of which involved the sale of Speedway's real property to Ganaste LLC on January 11, 2008. A shareholder of Ganaste LLC is the sole owner of Lucky Lucy. Ganaste paid $11.4 million in cash for the real property. Reclassifications have been made to the prior period presentation to reflect the assets and liabilities of Speedway as held for sale and the operating results and cash flows as discontinued operations.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

        The following tables set forth information concerning our results of operations by property for continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net revenues—Continuing operations:
Mountaineer(1)	$77,255	$66,963	$226,663	$201,482
Presque Isle Downs(2)	51,497	46,746	139,237	111,709
Scioto Downs	2,029	1,662	3,605	3,742
Jackson Racing	612	613	2,327	2,505
North Metro/Running Aces	—	—	—	28
Corporate	3	3	9	9

Consolidated net revenues	$131,396	$115,987	$371,841	$319,475

(1)
Mountaineer commenced poker on October 19, 2007 and table gaming on December 20, 2007.

(2)
Presque Isle Down's commenced slot operations on February 28, 2007 and racing operations on September 1, 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Operating income (loss)—Continuing operations:
Mountaineer(1)	$11,806	$8,984	$30,128	$26,527
Presque Isle Downs(2)	7,316	4,657	16,496	11,617
Scioto Downs	(313)	(623)	(1,752)	(2,072)
Jackson Racing(3)	(2,827)	(256)	(3,269)	(453)
North Metro/Running Aces	(14)	(2)	(56)	(343)
Corporate	(3,551)	(2,986)	(10,245)	(9,241)

Consolidated operating income	$12,417	$9,774	$31,302	$26,035

(1)
Mountaineer's operating income for 2008 includes poker and table gaming operations, and for 2007 includes project opening costs of $0.6 million and $1.1 million during the three- and nine-month periods, respectively.

(2)
Presque Isle Downs' operating income for nine-month period 2007 includes project opening costs of $3.0 million.

(3)
Jackson Racing's operating loss for three- and nine-month periods of 2008 includes a $2.6 million loss on impaired investment in Jackson Trotting Association, LLC.

Mountaineer's Operating Results:

        During the three months ended September 30, 2008, Mountaineer's operating results (particularly gaming and food, beverage and lodging) continued to benefit, as expected, from the introduction of poker and table games in the fourth quarter of 2007, but continued to be adversely affected by competition. Net revenues increased by $10.3 million, or 15.4%, primarily due to a $9.0 million increase in gaming revenues. Net revenues earned from food, beverage and lodging operations increased by $1.2 million, and net revenues earned from other sources, including parimutuel commissions, increased by $0.4 million. Promotional allowances increased by $0.3 million. Mountaineer's operating margin increased to 15.3% in 2008 from 13.4% in 2007, as explained below.

        During the nine months ended September 30, 2008, Mountaineer's net revenues increased by $25.2 million, or 12.5%, primarily due to a $21.4 million increase in gaming revenues. Net revenues earned from food, beverage and lodging operations increased by $4.1 million, and net revenues earned from other sources, including parimutuel commissions, increased by $0.8 million. Promotional allowances increased by $1.1 million. Mountaineer's operating margin increased slightly to 13.3% in 2008 from 13.2% in 2007.

        Significant factors contributing to Mountaineer's 2008 operating results were:

  •
  an increase in gross profit from gaming operations, as well as food, beverage and lodging operations (as discussed below); and

  •
  the absence of project opening costs in 2008, which were $0.6 million and $1.1 million during the three- and nine-month periods of 2007, respectively; offset by

  •
  an overall increase in compensation and benefits costs of $4.6 million and $14.4 million during the three- and nine-month periods, respectively, resulting primarily from addition of approximately 800 employees related to introduction of poker and table gaming in the fourth quarter of 2007 and expanded 24/7 operations; and

  •
  an increase in marketing promotions and advertising costs of $1.5 million during the first half of 2008 in reaction to increased competition in Pennsylvania and an awareness campaign for poker and table gaming (these costs decreased by $0.3 million in the third quarter of 2008).

        A discussion of Mountaineer's key operations follows.

         Gaming Operations.    Revenues from gaming operations increased by $9.0 million, or 15.5%, to $67.0 million during the three months ended September 30, 2008, compared to the same period during 2007, and gross profit increased by $2.2 million, or 9.4% during the period. For the nine-month period of 2008, revenues increased by $21.4 million, or 12.1%, to $198.6 million compared to the same period during 2007, and gross profit increased by $6.0 million, or 8.7%, during the period.

        The increase in gaming revenues was primarily due to the introduction of poker and table gaming in the fourth quarter of 2007. Poker and table games generated $1.7 million and $11.5 million of revenues, respectively, during the third quarter of 2008. However, during the same period, Mountaineer's revenue from slots decreased by $4.2 million, or 7.3%. For the nine-month period, poker and table games generated $5.7 million and $31.3 million of revenues, respectively, offset by a $15.6 million, or 8.8%, decrease in slots revenue from 2007.

        During the third quarter of 2008, Mountaineer's average daily net win per machine decreased to $182 compared to $203 during the same period of 2007. For the nine-month period, Mountaineer's average daily net win per machine decreased to $184 compared to $201 during 2007. During the three- and nine-month periods of 2008, Mountaineer's table game hold percentages were 18.6% and 18.3%, respectively.

        Management attributes the decrease in slot revenue primarily to the continuing impact on our market from gaming operations in Pennsylvania, with which Mountaineer shares some customer base in Ohio and Pennsylvania. In addition to the opening of Presque Isle Downs, The Meadows Racetrack & Casino, a harness racetrack in Washington, Pennsylvania, opened its temporary slot casino with 1,825 machines on June 11, 2007. The Meadows, which is approximately 40 miles southeast of Mountaineer, is expected to open its permanent casino with up to 4,200 slot machines in the spring of 2009.

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

        Overall, the increase in revenues from gaming operations during the three- and nine-month periods of 2008 resulted in increases of gaming taxes and assessments in the amounts of $2.9 million and $4.7 million, respectively. Additionally, gaming compensation and benefits costs increased by $3.5 million during the third quarter 2008 compared to 2007 principally as a result of the addition of poker and table games staffing and expanded 24/7 operations. During the nine-month period of 2008, these costs increased by $9.7 million compared to the same period of 2007.

         Parimutuel Commissions.    Parimutuel commissions for Mountaineer, detailing gross handles less patron payouts and deductions, for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Import simulcast racing parimutuel handle	$4,132	$4,282	$13,724	$13,940
Live racing parimutuel handle	2,851	3,104	6,493	7,435
Less patrons' winning tickets	(5,511)	(5,834)	(15,955)	(16,875)

	1,472	1,552	4,262	4,500
Revenues—export simulcast	3,236	3,325	8,575	8,922

	4,708	4,877	12,837	13,422
Less:
State and county parimutuel tax	(122)	(119)	(335)	(337)
Purses and Horsemen's Association	(2,103)	(2,182)	(5,693)	(5,970)

Revenues—parimutuel commissions	$2,483	$2,576	$6,809	$7,115

        Overall, the decrease in parimutuel commissions is consistent with a 5.75% decline in wagering during the first nine months of 2008, as reported by the National Thoroughbred Racing Association and Equibase Co. In addition, Mountaineer's decrease in live and import simulcast racing handle can be attributable to two fewer racing days during the nine-month period of 2008 compared to the same period of 2007 as a result of more severe winter weather conditions in early 2008. During the third quarter of 2008, Mountaineer had three additional racing days compared to the same period of 2007. In addition to the ability of patrons to place parimutuel wagers via telephone and the Internet, the decline in wagering and the decrease in the number of racing days also contributed to the decrease in export simulcast racing handle.

        Live racing and import simulcast may continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or growth in the utilization of telephone and/or Internet wagering) and increased competition from Pennsylvania's racetracks.

         Food, beverage and lodging operations.    Revenues from food, beverage and lodging operations during the three months ended September 30, 2008 were $7.0 million, which increased by $1.2 million compared to the same period during 2007, and gross profit from these operations increased by $0.6 million, or 35.9%. For the nine-month period of 2008, revenues were $19.9 million, which increased by $4.1 million compared to the same period during 2007, and gross profit increased by $1.6 million, or 35.6%, during the period.

        The increase in revenues and gross profit resulted primarily from increased patron traffic resulting from the opening of table games and expanded 24/7 operations.

        The average daily room rate for the Grande Hotel increased to $85.79 during the third quarter of 2008 from $61.51 during the same period of 2007, but the average occupancy rate decreased to 79.0% from 83.4% during the same periods, respectively. For the nine-month period, the average daily room rate for the Grande Hotel increased to $80.60 during 2008 from $63.63 during 2007, but the average occupancy rate decreased slightly to 76.9% from 77.6% during the same periods, respectively. The increases in daily room rates primarily reflect the commencement of table gaming which enabled us to realize increased room rates without significantly jeopardizing our hotel occupancy.

Presque Isle Downs' Operating Results:

        Presque Isle Downs commenced slot machine gaming operations on February 28, 2007, and commenced live thoroughbred horse racing with parimutuel wagering on September 1, 2007. During the three months ended September 30, 2008, net revenues increased by $4.8 million, or 10.2%, compared to the same period during 2007. The property's operating margin increased to 14.2% during 2008 compared to 10.0% during 2007. In the nine-month period of 2008, net revenues increased by $27.5 million compared to 2007, and the operating margin (inclusive of $3.0 million of project opening costs in 2007) increased slightly to 11.8% in 2008 from 10.4% in 2007.

        During the third quarter of 2008, Presque Isle Downs' average daily net win per machine increased to $256 compared to $237 during the same period of 2007. During this same period, the gross profit from gaming operations increased by $1.6 million, or 10.9%, compared to the same period of 2007. Year-to-date, the average daily net win per machine decreased to $234 compared to $246 during 2007, and gross profit increased by $7.6 million, or 18.8%, million during 2008 compared to 2007. The 2007 average daily net win per machine reflects the initial enthusiasm surrounding the opening and initial month of operations.

        Other significant factors contributing to Presque Isle Downs' 2008 operating results were:

  •
  an increase in gross profit from gaming operations (as discussed above);

  •
  the absence of project opening costs in 2008, which were $3.0 million during the first half of 2007; and

  •
  a decrease in marketing promotions and advertising costs of $1.2 million and $1.4 million during the three- and nine-month periods of 2008, respectively; offset by

  •
  an increase in depreciation expense in the amounts of $0.2 million and $3.2 million during the three- and nine-month periods, respectively; and

  •
  an increase in the operating losses incurred from parimutuel commissions operations of $0.2 million and $0.9 million during the three- and nine-month periods of 2008.

        Parimutuel commissions have been impacted by Presque Isle Downs' inability to send out its live racing signal to advance deposit wagering sites due to restrictions related to a horsemen's dispute. The Interstate Racing Act requires horsemen's approval in order to send a live racing signal to these sites and the horsemen have withheld their approval pending resolution of their dispute.

Scioto Downs' Operating Results:

        During the three-month period ended September 30, 2008, net revenues increased by $0.4 million compared to the same period during 2007, and operating expenses remained consistent during the same periods, primarily due to a reduction in operating costs of Scioto's subsidiary, RacelineBet, Inc. Year-to-date, net revenues decreased slightly by $0.1 million from 2007 and operating expenses decreased by $0.5 million during the same periods. However, 2008 and 2007 results are not directly comparable. In order to reduce expenses and operating losses, Scioto Downs and Beulah Park, the other racetrack in Columbus, Ohio, entered into an agreement, which was approved by the Ohio Racing Commission, whereby generally Scioto operates its simulcasting only during its live race meet (May 4, 2008 through October 13, 2008). During the remaining periods Scioto Downs' simulcasting will be closed and Beulah Park will operate its simulcasting. Similarly, when Scioto is open for live racing and simulcasting, Beulah Park will be closed.

Jackson Racing Operating Results—Impairment Loss:

        In December 2005, our wholly-owned subsidiary, Jackson Racing, Inc., acquired a 90% interest in Jackson Trotting Association, LLC, which operates Jackson Harness Raceway in Jackson, Michigan.

        During the three months ended September 30, 2008, Jackson Trotting earned revenues of $0.6 million which is slightly lower than the same period during 2007. For the nine-month periods of 2008 and 2007, revenues were $2.3 million and $2.5 million, respectively. During the three- and nine-month periods of 2008 and 2007, Jackson Trotting incurred comparable operating losses before the 10% minority interest not owned by us. In addition, a loss of approximately $160,000 was incurred in the first quarter of 2008 in connection with the expiration of land options and other costs.

        Since acquisition, Jackson Trotting has generated operating losses and is projecting further operating losses. Additionally, Jackson Trotting has substantially exhausted its operating funds, including funds provided by the Company. However, under the terms of our credit agreement, we do not have the ability to provide further financial support to Jackson Trotting.

        Based on the current and projected operating losses and the funding shortfall, we performed an evaluation to determine whether the assets of Jackson Trotting were impaired. Jackson Trotting's assets consist primarily of a $2.6 million intangible asset that represents the assigned value of the racing licenses held by Jackson Trotting. The value assigned to the racing licenses considered that the racing licenses permit Jackson Trotting to conduct live racing and simulcasting operations, and if legislative proposals in Michigan were passed, would permit Jackson Trotting to operate electronic gaming devices.

        Based upon the projected operating losses, our inability to provide further funding to Jackson Trotting and an assessment of the potential for legislation permitting gaming operations at the racetracks in Michigan, we concluded that the Jackson Trotting intangible asset was impaired and, accordingly, recorded an impairment loss of $2.6 million ($2.1 million net of tax) during the quarter ended September 30, 2008.

North Metro (d/b/a Running Aces Harness Park) Operating Results—Equity in Loss of Unconsolidated Joint Venture:

        In June 2004, our wholly-owned subsidiary, MTR-Harness, Inc., acquired a 50% interest in North Metro Harness Initiative, LLC (d/b/a Running Aces Harness Park), then a wholly-owned subsidiary of Southwest Casino Corporation. Running Aces commenced live racing and simulcast operations (import and export) with parimutuel wagering on April 11, 2008, and opened a 50-table card room offering "non-banked" games (those in which the players play only against each other instead of against the house) on June 30, 2008.

        During the three and nine months ended September 30, 2008, we recorded equity losses in North Metro of approximately $1.1 million and $3.5 million, respectively, which included pre-opening costs. On October 19, 2008, Southwest Casino Corporation sold its 50% membership interest in North Metro to Black Diamond Commercial Finance, LLC (North Metro's lender) for (i) $1.00; (ii) relief from a $1 million guarantee by Southwest of North Metro's obligations; (iii) a right to repurchase the membership interest; and (iv) certain other considerations. Although we have been in discussions with Black Diamond, we have not entered into similar agreements and continue to own our 50% membership interest in North Metro. Black Diamond has requested that we make additional investments in North Metro; however under the terms of our credit agreement, we do not have the ability to provide further financial support to North Metro. Additionally, Black Diamond has entered into a Forbearance Agreement with MTR-Harness pursuant to which Black Diamond agreed that, prior to November 25, 2008, Black Diamond will not enforce its rights under its credit agreement with North Metro arising from the failure of North Metro to satisfy certain financial covenants. Based on these recent developments, we determined that there is substantial doubt as to whether we can recover our investment in North Metro. Accordingly, during the quarter ended September 30, 2008, we recorded an impairment loss of $8.6 million (for which a tax benefit could not be recognized), which reduced our investment in North Metro.

        In April 2007, North Metro obtained financing that is without recourse to us (except for $1 million) and commenced construction of the harness racetrack and card room. Upon execution of the non-recourse financing obtained by North Metro, we concluded that North Metro was no longer a variable interest entity in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") and subsequent revision FIN 46R. Therefore, effective April 30, 2007, we deconsolidated North Metro and applied the equity method of accounting to our investment in North Metro in accordance with FIN 46. However, as a result of a $1 million guarantee that we provided in July 2008 on North Metro's obligations under its credit agreement, we completed a re-evaluation of whether North Metro is a variable interest entity in accordance with FIN 46. Based on this re-evaluation, we determined that North Metro was not a variable interest entity; and therefore continued to apply the equity method to the investment in North Metro. Prior to April 30, 2007, the operations of North Metro Harness were consolidated as part of our operating results, net of minority interest.

Corporate Operating Results:

        During the three months ended September 30, 2008, corporate general and administrative expenses were $3.4 million compared to $2.9 million during the same period of 2007. The increase in the three-month period of 2008 can be attributed to an overall increase of operating expenses including professional and outside services and director fees (which relate to succession planning and search for a new President and Chief Executive Officer of the Company).

        During the nine-month periods of 2008 and 2007, corporate expenses were $9.9 million and $9.0 million, respectively. The increase related to an overall increase in various operating expenses as well as a $0.5 million increase in stock-based employee compensation expense in the nine-month period of 2008.

Depreciation Expense:

        During the three and nine months ended September 30, 2008, depreciation expense increased by $0.2 million and $2.5 million compared to 2007, primarily due to the opening of Presque Isle Downs. Year-to-date, Presque Isle Downs' depreciation increased $3.2 million during 2008, offset by a decrease in Mountaineer's depreciation of $0.7 million. We expect depreciation expense to continue to increase during the remainder of 2008 as a result of the completion of the various construction phases of

Presque Isle Downs during 2007 and the capital expenditures associated with Mountaineer's implementation of poker and table gaming during late-2007 and into 2008.

Interest:

        The increase in interest expense, net of interest income, of $0.9 million and $6.7 million in the three- and nine-month periods of 2008 compared to 2007, respectively, is attributable to increased borrowings under our credit facility (net of repayments during 2008) and equipment financing for Mountaineer and Presque Isle Downs, as well as decreases in capitalization of interest related to the construction of Presque Isle Downs. Interest capitalized during the three- and nine-month periods of 2007 was $0.5 million and $2.2 million, respectively; no interest was capitalized in 2008. In addition, during the three- and nine-month periods of 2008, we incurred $0.6 million and $1.2 million, respectively, of additional interest expense related to consent fees on our senior subordinated notes and $0.5 million of increased amortization of deferred financing fees.

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

Provision for Income Taxes:

        The income tax benefit in 2008 for continuing operations was computed based on an effective income tax rate of 10.6%, plus an applicable state income tax provision (benefit), if any, associated with the operations of Presque Isle Downs and interest expense related to uncertain tax positions in income tax expense. The income tax provision in 2007 for continuing operations was computed based on an effective income tax rate of 24%, plus an additional state income tax provision associated with the operations of Presque Isle Downs and interest expense related to uncertain tax positions in income tax expense.

        The effective income tax rate is reflective of permanent non-deductible expenses and certain capital losses incurred in 2008 for which capital gains are not available for offset. Therefore, we are not able to recognize a tax benefit related to certain of these losses and recorded a valuation allowance of $3.0 million during the quarter ended September 30, 2008.

        For the three months ended September 30, 2008, the recorded income tax provision reflects an adjustment of approximately $1.5 million to the effective income tax rate for the year-to-date period due to the impact of permanent non-deductible expenses and certain capital losses incurred relative to our pre-tax loss.

Discontinued Operations

  Binion's Gambling Hall & Hotel

        On March 7, 2008, we sold 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owned and operated Binion's Gambling Hall & Hotel, and Speakeasy Fremont Experience Operating Company in accordance with a Stock Purchase Agreement dated June 26, 2007 (as subsequently amended), executed between the Company and TLC Casino Enterprises, Inc. The transaction was subject to purchase price adjustments based on changes in the net working capital, certain capital expenditures between execution and closing, and a $3.5 million working capital adjustment which remained with Binion's upon closing. Reclassifications have been made to the prior period presentation to reflect the assets and liabilities of Binion's as held for sale and the operating results and cash flows as discontinued operations. At December 31, 2007, we recorded a loss of $2.0 million to adjust the carrying value of Binion's assets to the anticipated proceeds, less costs to sell. Upon completion of the sale on March 7, 2008, we incurred an additional loss on disposal of $0.7 million.

        During the nine-month period of 2008, we incurred a pre-tax loss on the discontinued operations of Binion's in the amount of $2.2 million (inclusive of the loss on disposal of $0.7 million) compared to $5.9 million during the same period of 2007 (inclusive of a $1.3 million cash distribution for Binion's interest as a member in a mutual insurance company that converted to a stock corporation).

  Ramada Inn and Speedway Casino

        On June 3, 2008, our wholly-owned subsidiary, Speakeasy Gaming of Las Vegas, Inc., completed the sale of the gaming assets of the Ramada Inn and Speedway Casino to Lucky Lucy D, LLC in accordance with the terms of an Asset Purchase and Sale Agreement dated January 11, 2008, executed between Speakeasy Gaming and Lucky Lucy. Pursuant to the terms of the Agreement, Lucky Lucy paid $2.0 million in cash for the gaming assets and is obligated to pay an additional amount of up to $4.775 million subject to an earn-out provision based on the property's gross revenues over the four-year period that commenced January 11, 2008. Any proceeds we receive under the earn-out provision will be recorded as the amounts are realized. This sale was the second part of the transaction, the first part of which involved the sale of Speedway's real property to Ganaste LLC on January 11, 2008. A shareholder of Ganaste LLC is the sole owner of Lucky Lucy. Ganaste paid $11.4 million in cash for the real property. Reclassifications have been made to the prior period presentation to reflect the assets and liabilities of Speedway as held for sale and the operating results and cash flows as discontinued operations. At January 11, 2008, we recorded a gain on the sale of the real property in the amount of $2.8 million, and on June 3, 2008, we recorded a gain on the sale of the gaming assets in the amount of $1.2 million.

        During the nine-month period of 2008, we earned pre-tax income on the discontinued operations of Speedway in the amount of $2.5 million compared to $0.2 million during the same period of 2007. As previously discussed, we recorded gains on the sale of Speedway in the aggregate amount of $4.0 million, which are included in the pre-tax income for 2008. In addition, we also incurred a loss of $0.4 million in connection with the write-off of an intangible asset related to our Nevada gaming license which was surrendered with the sale of Speedway.

CASH FLOWS

        Our operating activities produced $26.1 million in cash flow during the nine months ended September 30, 2008, compared to $8.6 million during the same period of 2007. Current period non-cash expenses included $25.6 million of depreciation and amortization and a $3.4 million write-off of deferred financing fees resulting from a modification of long-term debt. In 2008, operating activities also included $12.1 million of equity in loss of North Metro Harness Initiative, LLC and a $2.6 million impairment loss related to Jackson Trotting Association, LLC. Included in cash flows from operating activities for 2008 was $5.2 million used in discontinued operations compared to $1.9 million provided by discontinued operations for 2007.

        Net cash provided by investing activities was $29.7 million during the nine months ended September 30, 2008, compared to $136.9 million used in investing activities during the same period of 2007. In 2008, we invested $9.6 million in property and equipment and generated proceeds (net of closing and other costs) from the sale of Speedway and Binion's in the amounts of $12.8 million and $28.0 million, respectively. In 2007, we invested $78.0 million in property and equipment and other capital improvements (including the construction of Presque Isle Downs). During 2007, we also paid the Commonwealth of Pennsylvania a fee of $50 million for Presque Isle Downs' slot license and incurred certain other license costs. Included in cash flows from investing activities for 2008 and 2007 was $0.4 million and $1.7 million, respectively, used in discontinued operations.

        Net cash used in financing activities was $53.1 million during the nine months ended September 30, 2008, compared to $141.3 million provided by financing activities during the same period of 2007. In 2008, principal payments on long-term obligations aggregated $50.0 million, including $27.6 million from the proceeds on the sale of Binion's. In 2007, we borrowed $136.0 million under our credit facility and $16.0 million related to equipment financing arrangements. Included in cash flows from financing activities for 2008 and 2007 was $23,000 and $99,000, respectively, used in discontinued operations.

LIQUIDITY AND SOURCES OF CAPITAL

        We had working capital of $1.9 million as of September 30, 2008, and our unrestricted cash balance amounted to $33.8 million. During 2008, we completed the sales of the Ramada Inn and Speedway Casino and Binion's Gambling Hall & Hotel. The sales of these assets provided additional funding of approximately $41 million of which $27.6 million was used for repayment of debt and the remaining amount was contributed to working capital to be used for operations. Subsequent to September 30, 2008, we sold our airplane for $1.8 million and used $1.6 million of the proceeds to repay the outstanding debt related to the airplane.

        At September 30, 2008, the balances in bank accounts owned by Mountaineer's horsemen, but to which we contribute funds for racing purses, exceeded our purse payment obligations by $2.2 million. This amount is available for payment of future purse obligations at our discretion and in accordance with the terms of its agreement with the Horsemen's Benevolent & Protective Association ("HBPA"). We also earn the interest on balances in these accounts.

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

        As a result of the Second Amendment to the credit agreement and the reduction in borrowing capacity, we were required to proportionately reduce the amount of existing deferred financing costs. Consequently, we recorded a write-off of deferred financing costs of approximately $3.4 million during the first quarter of 2008. This amount is reflected in the consolidated statements of operations as a loss on debt modification.

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

        The credit agreement, as amended, contains customary affirmative and negative covenants that include the requirement that we satisfy, on a consolidated basis, specified quarterly financial tests. We maintained compliance with these covenants as of September 30, 2008.

        The amount that may be borrowed under the credit agreement is subject to a debt incurrence test provided by the Second Amendment and the indentures governing our senior unsecured notes and senior subordinated notes. Prior to entering into the First Amendment, we obtained the required consents from the holders of our senior notes and senior subordinated notes to amend the indentures governing the senior notes and senior subordinated notes. The amendment to the indentures increased the permitted debt "basket" (i.e. the amount we may borrow whether or not we satisfy the debt incurrence tests) for debt incurred under our credit facility from $85.0 million to $135.0 million. We paid a consent fee equal to $7.50 and $20.00 per $1,000 of principal to the holders of the senior notes and senior subordinated notes, respectively, or an aggregate of $3.4 million. Commencing in the second quarter of 2008 and until the senior subordinated notes are no longer outstanding, we are required to pay additional consent fees of $5.00 per $1,000 of principal to the holders of our senior subordinated notes if we do not satisfy certain quarterly financial ratios. We have not met these ratios and therefore recorded additional expense of $625,000 for each of the second and third quarters of 2008. We also anticipate that we will have to pay these fees for the fourth quarter of 2008, and possibly into 2009 depending upon the level of reduction of our outstanding debt.

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

        The credit agreement, as amended, likewise requires us, prior to October 1, 2009, to refinance our senior unsecured notes with other unsecured indebtedness on terms and conditions acceptable to our senior secured lenders. If the senior unsecured notes are not refinanced prior to this date, the maturity date of the amounts outstanding under the credit facility will be accelerated to October 1, 2009 from March 10, 2010. Particularly in light of the downturn in our national economy and the current state of the credit markets, we cannot assure you that we will be able to refinance our senior unsecured notes by October 1, 2009 on terms acceptable to us, on terms acceptable to our senior secured lenders, or at all. We are currently evaluating our financing options and are in discussions with our credit facility lenders to extend the date of the required refinancing and correspondingly, the accelerated maturity date of the credit facility. Otherwise, amounts outstanding under the credit facility will be classified to "current obligations" for financial reporting purposes at December 31, 2008. In the event the classification of our senior secured debt as a current obligation caused our independent auditors to qualify their opinion with respect to our financial condition, such qualification could cause our senior secured lenders to declare a default and accelerate the debt, which in turn, would constitute an event of default under the indentures governing our senior notes and senior subordinated notes.

        At September 30, 2008 and 2007, borrowings of $101.9 million and $136.0 million, respectively, and letters of credit for approximately $1.7 million and $1.5 million, respectively, were outstanding under the credit facility. On March 7, 2008, we utilized $27.6 million of the proceeds from the sale of Binion's to reduce amounts outstanding under the credit facility, and during the three and nine months ended September 30, 2008, we further reduced amounts outstanding under the credit facility by $9.9 million and $13.9 million, respectively.

        During 2007, Presque Isle Downs entered into seven promissory note arrangements for financing the purchase of 1,950 slot machines and a player tracking system. The promissory notes aggregated $29.6 million. Under the terms of the notes, we are required to make monthly installments of principal and interest (in varying amounts) through October 2010. The interest rates on the notes range from LIBOR plus 3.25% to 8.08% per annum. At September 30, 2008, there was an aggregate of $16.6 million outstanding under the promissory notes.

        During September 2007, Mountaineer entered into a capital lease obligation to finance the purchase of surveillance equipment totaling $4.1 million. Mountaineer requested draws on the capital lease as the surveillance contractor met milestones set forth in the purchase contract. During 2008 and prior to completing the financing, we borrowed $0.5 million under this capital lease. The financing was completed in June 2008 at terms that include repayment over 36 months with interest at the rate of 6.21% per annum. At September 30, 2008, there was $3.8 million outstanding under the capital lease obligation.

        The following contractual obligations entered into since December 31, 2007, increase contractual cash obligations (see Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital in the Annual Report on Form 10-K for the year ended December 31, 2007) as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Contractual cash obligations:
Employment agreements(1)	$4.7	$3.3	$1.4	$—	$—
Long-term debt and capital lease obligations(1)	382.3	$12.8	$242.8	$126.6	$0.1

Total	$387.0	$16.1	$244.2	$126.6	$0.1

(1)
These amounts represent revisions to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

  Capital Expenditures

        During the nine months ended September 30, 2008, additions to property and equipment and other capital projects for continuing operations aggregated $10.2 million (of which $0.5 million was financed under a capital lease). Expenditures included approximately $2.8 million related to poker, table gaming and related renovations at Mountaineer, $1.8 million related to a surveillance project at Presque Isle Downs and approximately $5.6 million for additional gaming and other equipment and miscellaneous projects. The Company anticipates spending a total of no more than $16.7 million during 2008 on capital expenditures.

  Commitments and Contingencies

        In connection with planned infrastructure improvements at Presque Isle Downs, we were required to establish an escrow deposit in 2006 for the benefit of the Pennsylvania Department of Transportation of approximately $5 million. Approximately $3.9 million was returned to us during 2007. At September 30, 2008, the deposit amounted to $1.1 million, which will be fully returned to us by November 2009.

        On July 26, 2007, pursuant to a preexisting agreement, we purchased the land, building and equipment, as well as the simulcast operations, of an off-track wagering facility in Erie, Pennsylvania for $7.0 million, plus related closing costs and legal fees. We intend to sell the 14-acre site and building that previously housed the off-track wagering facility. In January 2008, we entered into an agreement to sell three acres associated with this site for $1.3 million. The agreement, which is subject to approval of our compliance committee, is expected to close prior to the end of 2008. We have not yet, however, actively marketed the sale of the remaining property.

        We have financed development and construction costs of Presque Isle Downs and other capital expenditures with cash flow from operations, borrowings under our credit facility and cash on hand, including the remaining proceeds of our senior subordinated notes, and equipment financing arrangements. At September 30, 2008, approximately $1.1 million of liabilities is outstanding relating to construction and development. We anticipate that this amount and our remaining capital requirements for 2008, which are estimated to be no more than approximately $6.5 million, will be financed with cash flow from operations, cash on hand and, to the extent necessary, amounts available under our credit facility.

        We have entered into an agreement with the Summit Township Industrial and Economic Development Authority ("STIEDA") pursuant to which the Authority has agreed to apply to Erie County for certain grants contemplated by the gaming act, which would be used to fund, initially, up to $14.4 million of agreed upon on- and off-site infrastructure improvements. However, to date such funds have not been released and STIEDA has filed litigation against Erie County to force it to make distributions to fund the submitted grant requests. Erie County had taken the position that the gaming act did not permit or require distributions to municipalities, such as Summit Township, to defray infrastructure costs incident to hosting a casino. On August 4, 2008, the Erie County Court of Common Pleas ruled in favor of STIEDA and ordered Erie County to distribute certain revenue collected from casino operations to fund proper grant requests. If the Court's ruling stands, and subject to any further regulatory requirements, we expect to receive funds in accordance with our agreement with STIEDA and intend to use such funds to reduce our debt. We intend to pursue similar agreements with Erie County for the county's investment of part of its local share into infrastructure improvements that we believe will directly or indirectly benefit the host municipality, Summit Township, and Presque Isle Downs.

        In October 2004, we acquired 229 acres of real property, known as the International Paper site, as an alternative site to build Presque Isle Downs. In October 2005, we completed the sale of all but approximately 24 acres of this site to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is managed by the municipality (the "GEIDC"). Although the sales agreement was subject to, among other things, our release (by International Paper Company and the Pennsylvania Department of Environmental Protection (the "PaDEP") from our obligations under the consent order (as discussed below), we waived this closing condition.

        In connection with the acquisition of the International Paper site, we entered into a consent order with the the PaDEP regarding a proposed environmental remediation plan for the site. The proposed plan was based upon a "baseline environmental report" and it was estimated that such remediation would cost approximately $3.0 million. The GEIDC assumed primary responsibility for the obligations under the consent order relating to the property they acquired. The GEIDC has agreed to indemnify us from any breach by the GEIDC of its obligation under the consent order. However, we have been advised by the PaDEP that we have not been released from liability and responsibility under the consent order. The GEIDC has remediated a portion of the site and PaDEP has approved a plan for the remediation of the remainder of the site. We do not have an estimate of the costs anticipated to be incurred by the GEIDC for the remediation of the remainder of the site.

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

        The cost of construction of North Metro, including furniture, fixtures and equipment and start-up expenses, was approximately $62.5 million, $42.3 million of which was separately financed through Black Diamond Commercial Finance, LLC as agent (collectively, "Black Diamond"), without recourse to us except for a $1.0 million guarantee that we provided in July 2008. Through September 30, 2008, we made aggregate capital contributions in North Metro of approximately $12.8 million (exclusive of legal and other fees). Additionally, in May 2008 we provided two letters of credit in the aggregate amount of $373,625 and a surety bond in the amount of $250,000. During the three and nine months ended September 30, 2008, we recorded equity losses in North Metro of approximately $1.1 million and $3.5 million, respectively, which included pre-opening costs.

        On October 19, 2008, Southwest Casino Corporation sold its 50% membership interest in North Metro to Black Diamond for (i) $1.00; (ii) relief from a $1 million guarantee by Southwest of North Metro's obligations; (iii) a right to repurchase the membership interest; and (iv) certain other considerations. Although we have been in discussions with Black Diamond, we have not entered into similar agreements and continue to own our 50% membership interest in North Metro. Black Diamond has requested that we make additional investments in North Metro; however under the terms of our credit agreement, we do not have the ability to provide further financial support to North Metro.

        On October 31, 2008, the Black Diamond credit agreement was amended to provide for additional loans to North Metro of up to $1,250,000 (with the making of such additional loans being subject to Black Diamond's sole and absolute discretion). Concurrently, Black Diamond lent North Metro an additional $650,000, of which $430,313 was applied to pay Black Diamond interest in arrears and of which $219,687 was lent to North Metro for additional working capital. On November 3, 2008, Black Diamond and MTR-Harness entered into a Forbearance Agreement pursuant to which Black Diamond agreed not to enforce, until November 25, 2008, its rights under the Black Diamond credit agreement arising from the failure of North Metro to satisfy certain financial covenants, including the satisfaction of a minimum EBITDA threshold, a maximum leverage threshold, and a minimum cash requirement.

        Based upon the current default under the Black Diamond credit agreement (subject to the above-mentioned Forbearance Agreement), Black Diamond's transaction with Southwest and our inability to provide further funding to North Metro, we determined that there is substantial doubt as to whether we can recover our investment in North Metro. Accordingly, during the quarter ended September 30, 2008, we recorded an impairment loss of $8.6 million (for which a tax benefit could not be recognized). In addition, because Black Diamond has not called our $1 million guarantee in whole or in part, and given the relief provided by Black Diamond to Southwest relative to their guarantee, we do not believe that payment of the guarantee is probable at this time. Accordingly, as of September 30, 2008, we have not recorded this obligation.

        We are faced with certain contingencies involving litigation and environmental remediation. These commitments and contingencies are discussed in greater detail in "Item 3. Legal Proceedings" and Note 9 to our consolidated financial statements included elsewhere in this report.

  Officer Employment Agreements and Consulting Agreement

        On September 19, 2008, the Company appointed Robert F. Griffin as its new President and Chief Executive Officer and on September 23, 2008, entered into a two-year employment agreement that commenced November 1, 2008. The agreement provides for an annual base salary of $550,000 and certain other benefits. Pursuant to the agreement, Mr. Griffin is also entitled to annual incentive compensation of no less than 30% of his base compensation. The agreement also provides for the grant of options to purchase 150,000 shares of our common stock, subject to certain vesting and other provisions. In the event of termination of employment in connection with a change of control as defined in the agreement, Mr. Griffin would receive a severance payment equal to (i) an amount equal to two times Mr. Griffin's then applicable base compensation, (ii) an amount equal to the highest amount of annual incentive compensation paid to Mr. Griffin with respect to either the first or second full calendar year immediately preceding the effective date of the termination (or as otherwise stipulated in the agreement); and (iii) an additional monthly amount so that Mr. Griffin shall be able to receive certain health benefits coverage as provided by the agreement. The agreement also provides that upon a change in control all unvested stock options shall vest and all stock options that must be exercised shall be exercisable in accordance with the terms of the applicable Non-Qualified Stock Option Agreement.

        On October 15, 2008, the Company entered into the second amendment of the employment agreement with Edson R. Arneault pursuant to which Mr. Arneault's employment agreement expired on October 31, 2008, instead of December 31, 2008, as originally provided, and Mr. Arneault ceased to be employed as the Company's President and CEO on October 31, 2008. The amendment provides that Mr. Arneault will receive the following consideration in lieu of any and all payments that would otherwise become due and payable to him under his employment agreement (except as otherwise provided in the amendment): (i) the corporate residence and associated real property and furnishings in New Cumberland, West Virginia; (ii) Mr. Arneault's office furnishings at the Company's headquarters, (iii) a bonus payment of $400,000 less applicable taxes and authorized deductions; (iv) certain other compensation and expense reimbursement pursuant to the employment agreement through the date of termination; and (v) deferred amounts held in a rabbi trust with earnings on such amounts.

        On October 15, 2008, the Company and Mr. Arneault also entered into a consulting agreement effective November 1, 2008, and continuing for a period of 30 months during which Mr. Arneault will assist with the transition to Mr. Griffin, who became President and CEO on November 1, 2008, and provide other services set forth in the consulting agreement. The consulting agreement provides that

Mr. Arneault will provide up to 400 hours of his time per year and we will pay Mr. Arneault a consulting fee of $512,000 per year and also provide for the payment of certain expenses incurred by Mr. Arneault in connection with his providing services to the Company. During the 30-month period, Mr. Arneault will not, directly or indirectly, own, operate, join, control, participate in or be connected as an officer, director, employee, partner, stockholder, consultant or otherwise, any gaming business within 150 miles of any facility currently owned or leased by the Company.

        Subject to our ability to refinance, as previously discussed, our senior unsecured notes prior to October 1, 2009, or obtain an extension of the date of the required financing and correspondingly, the accelerated maturity date of the credit facility, management believes that our cash balances, cash flow from operations, the net proceeds from the sales of our excess real property holdings, the off-track wagering facility in Erie, Pennsylvania, and availability under our credit facility (approximately $17.2 million subject to scheduled commitment reductions) will be sufficient to cover any capital required to fund maturing debt obligations, other than the credit facility, and any other contemplated capital expenditures and short-term funding requirements for the next twelve months.

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

        In order to borrow additional funds in excess of the amounts permitted under the Second Amendment to the Fifth Amended and Restated Credit Agreement and the amended permitted debt basket of $135 million, the $10 million other permitted indebtedness basket or other forms of financing for which a specific carve-out provision is not provided by the senior notes and senior subordinated notes indentures, we must either satisfy the debt incurrence tests provided by the Second Amendment and the indentures governing the senior unsecured notes and senior subordinated notes or obtain the prior consents of the holders of at least a majority in aggregate principal amount of those notes that are not owned by the Company or any of its affiliates. Currently, our borrowings under the credit facility are limited to a total of $121.9 million, subject to further scheduled commitment reductions of 2.9% per quarter that commenced September 22, 2008 through September 22, 2009, and 5% for the quarter ended December 31, 2009.

        We are exploring the potential sale or disposal of our non-core assets. We intend to utilize the net proceeds from the sale of excess real property holdings, the off-track wagering facility in Erie, Pennsylvania, any reimbursements we receive from STIEDA, as well as the proceeds from the sale of any other non-core assets for reduction of amounts outstanding under our credit facility.

        Our level of indebtedness and our working capital present other risks to investors, including the possibility that we may be unable to generate cash sufficient to pay the principal of and interest on our indebtedness when due; and that we may not be able to meet tests and covenants of such debt agreements and achieve satisfactory resolution of such non-compliance with the lenders. In such an event, the holders of our indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and proceed against any collateral securing such indebtedness. These actions could limit our ability to borrow additional funds and would likely have a material adverse effect on our business and results of operations. In June 2008, Moody's Investor Service downgraded the Company's credit rating, and in August 2008, Standard & Poor's also downgraded the Company's credit rating. The debt rating downgrades do not impact the terms of borrowings under our Fifth Amended and Restated Credit Facility, the senior unsecured notes or the senior subordinated notes. However, a further debt rating downgrade could impact the terms of and our ability to refinance existing debt or to obtain new financing, particularly in light of the downturn in our national economy and the current state of the credit markets. Additionally, changes in the regulatory environment or restriction on or prohibition of our gaming or racing operations, whether arising out of legislation or litigation, could have a material adverse effect on our liquidity. See "Item 1A. Risk Factors—Risks Related to Our Business" and Note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

  Outstanding Options

        As of November 6, 2008, there were outstanding options to purchase 1,535,800 shares of our common stock. If all such stock options were exercised, we would receive proceeds of approximately $12.2 million. We utilize the treasury stock method in determining the dilutive effect of outstanding stock options. Our basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. However, with the issuance of the fixed rate senior unsecured notes in March 2003 and senior subordinated notes in May 2006, our exposure to interest rate changes will be limited to amounts which may be outstanding under the $125 million Fifth Amended and Restated Credit Agreement, subject to scheduled commitment reductions (See Liquidity and Sources of Capital).

        Depending upon the amounts outstanding under the Fifth Amended and Restated Credit Agreement, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $1,219,000 (assuming an increase in the principal amount outstanding from $0 to $121.9 million, the maximum commitment available at September 30, 2008).

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

        Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report (the "Evaluation Date"). They have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized, evaluated and reported within the time periods specified in SEC rules and forms, and management believes that the material weakness discussed in Management's Report on Internal Control in the Form 10-K for the year ended December 31, 2007, has been remediated during the completion of our financial statement close process for the first three quarters of 2008.

        In connection with management's assessment of the Company's internal controls over financial reporting as of December 31, 2007, as discussed in Item 9A of the 2007 Form 10-K, management identified a material weakness in controls related to the Company's consolidated financial statement close process specific to not preparing its consolidated financial statements in a timely manner.

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

        We are also a party to various lawsuits, which have arisen in the normal course of our business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on our consolidated financial position or results of operations. Legal matters are discussed in greater detail in "Item 3. Legal Proceedings" and Note 8 to our Consolidated Financial statements included in our 2007 Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS

        The Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 and on Form 10-Q for the quarter ended June 30, 2008, are updated and supplemented as follows:

We face significant competition from other gaming and racing facilities, and increased competition could have a material adverse effect on us.

        Pennsylvania's new slot machine law contemplates the installation of slot machines at up to fourteen locations: seven racetracks (including Presque Isle Downs) each with up to 3,000 slots initially and with the ability to apply to the Pennsylvania Gaming Control Board for up to 5,000 slots (five of which, in addition to Presque Isle Downs, have opened); five stand-alone slot parlors with up to 5,000 slots (one of which has opened); and two resort locations with up to 500 slots each. The Meadows Racetrack & Casino, a harness racetrack in Washington, Pennsylvania, approximately 40 miles southeast of Mountaineer, operates 1,825 slot machines in a temporary facility and has announced plans to increase to a total of 4,200 slot machines in a $175 million permanent facility that The Meadows plans to open in the spring of 2009. In December 2006, the Pennsylvania Gaming Control Board approved a license for a stand-alone slot parlor to be located in downtown Pittsburgh (approximately a one-hour drive from Mountaineer and a two-hour drive from Presque Isle Downs). The owners of the planned Pittsburgh facility previously announced that they intended to open the facility with 5,000 slot machines in the summer of 2008, but most recently reported that they do not intend to open until August of 2009, initially with 3,000 slots. Additionally, in September 2007, the Pennsylvania Harness Horse Racing Commission granted a license to build Valley View Downs in Lawrence County, Pennsylvania, approximately 45 miles from Mountaineer and 90 miles from Presque Isle Downs. In November 2007, Valley View applied to the Pennsylvania Gaming Control Board for the final Category 1 racetrack slot machine license. However, in September 2008 the owners of Valley View announced that they had agreed to return to their lenders the funds raised to build the project and would instead attempt to sell the opportunity. If the downtown Pittsburgh facility successfully opens, Mountaineer will compete with it for slot patrons. Likewise, if Valley View is sold, and if the subsequent owner obtains a slot license and successfully opens a slot facility, it too would represent new competition for Mountaineer and Presque Isle Downs.

We depend on our key personnel.

        With the October 31, 2008 departure of our former chairman, president and chief executive officer, Edson R. Arneault, we anticipate that we will be highly dependent on the services of our new president and chief executive officer, Robert F. Griffin, and other officers and key employees. We have entered employment agreements with Mr. Griffin and certain other officers. However, the loss of the services of any of these individuals could have a material adverse effect on our business, financial condition and results of operations.

The availability and cost of financing could have a material adverse effect on our business.

        The following supplements the risk factor under this sub-heading in our Annual Report on Form 10-K for the year ended December 31, 2007 (page 20):

        Our credit agreement, as amended, requires us to refinance our $130 million senior unsecured notes with other unsecured indebtedness, prior to October 1, 2009, on terms and conditions acceptable to our senior secured lenders. If the senior unsecured notes are not refinanced prior to this date, the maturity date of the amounts outstanding under our credit facility will be accelerated to October 1, 2009 from March 10, 2010. Particularly in light of the downturn in our national economy and the current state of the credit markets, we cannot assure you that we will be able to refinance our senior unsecured notes by October 1, 2009 on terms acceptable to us, on terms acceptable to our senior secured lenders, or at all. We are currently evaluating our financing options and are in discussions with our credit facility lenders to extend the date of the required refinancing and correspondingly, the accelerated maturity date of the credit facility until March 2010. Otherwise, amounts outstanding under the credit facility, which are $101.9 million as of September 30, 2008, will be classified as "current obligations" for purposes of financial reporting at December 31, 2008. If we are unable to refinance the senior notes either by October 1, 2009, or any extended deadline to which our senior secured lenders may agree, it would have a material adverse effect on our financial position. Specifically, in the event the classification of our senior secured debt as a current obligation caused our independent auditors to qualify their opinion with respect to our financial condition, such qualification could cause our senior secured lenders to declare a default and accelerate the debt, which in turn, would constitute an event of default under the indentures governing our senior notes and senior subordinated notes. See "Liquidity and Sources of Capital—Commitments and Contingencies."

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        The Company held its annual meeting of shareholders on July 29, 2008. The table below presents the matters submitted to a vote and the results of that vote.

  (a)
  The following directors were elected by the following vote:

	FOR	WITHHELD
Edson R. Arneault	20,490,111	3,501,050
Robert A. Blatt	20,426,507	3,564,654
James V. Stanton	19,874,970	4,116,191
Donald J. Duffy	23,395,262	595,899
L.C. Greenwood	20,508,341	3,482,820
Richard Delatore	20,503,009	3,488,152
Jeffrey P. Jacobs	22,056,225	1,934,936
  (b)
  The proposal to confirm the selection of Ernst & Young LLP as independent public accountants for the Company for the fiscal year ending December 31, 2008 was approved by the following vote:

FOR	AGAINST	ABSTAIN
23,775,954	132,386	82,821

ITEM 5.    OTHER INFORMATION

        Not Applicable.

ITEM 6.    EXHIBITS

Exhibits	Item Title
3.1	Restated Certificate of Incorporation for Winner's Entertainment, Inc. dated August 17, 1993 (incorporated by reference to our report on Form 10-K for the year ended December 31, 1993).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Winner's Entertainment, Inc. dated October 10, 1996 (incorporated by reference to our report on Form 8-K filed November 1, 1996).
3.3	Amended Bylaws (filed herewith).
4.1	Excerpt from Common Stock Certificates (incorporated by reference to our report on Form 10-K filed March 30, 2001).
4.2	Supplemental Indenture dated March 7, 2008, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of March 25, 2003 (incorporated by reference to our report on Form 10-Q filed May 12, 2008).
4.3	Supplemental Indenture dated March 7, 2008, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of May 25, 2006 (incorporated by reference to our report on Form 10-Q filed May 12, 2008).
4.4	Instrument of Resignation, Appointment and Acceptance dated as of June 26, 2008, executed by the Company, Wells Fargo Bank, National Association, and Wilmington Trust Company (incorporated by reference to our report on Form 10-Q filed August 8, 2008).
10.1	Second Amendment to Fifth Amended and Restated Credit Agreement dated March 31, 2008 by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to our report on Form 10-K filed April 3, 2008).
10.2	Revolving Credit Note dated March 31, 2008, executed by the Company, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (incorporated by reference to our report on Form 10-K filed April 3, 2008).
10.3	Asset Purchase and Sale Agreement dated January 11, 2008, by and between the Company and Lucky Lucy D LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.4	Real Property Purchase and Sale Agreement dated January 11, 2008, by and between the Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.5	Master Lease dated January 11, 2008, by and between Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.6	Termination Agreement dated January 11, 2008, by and between Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.7	Amendment dated February 29, 2008, to Stock Purchase Agreement dated June 26, 2007, by and among the Company and TLC Casino Enterprises, Inc. (incorporated by reference to our report on Form 8-K filed March 6, 2008).
10.8	Employment Agreement dated May 15, 2008, by and between the Company and David R. Hughes (incorporated by reference to our report on Form 10-Q filed August 8, 2008).
10.9	Employment Agreement dated May 15, 2008, by and between the Company and Robert F. Griffin (filed herewith).
31.1	Certification of Robert F. Griffin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of David R. Hughes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Robert F. Griffin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of David R. Hughes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1933, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 10, 2008	MTR GAMING GROUP, INC.
	By:	/s/ ROBERT F. GRIFFIN Robert F. Griffin PRESIDENT AND CHIEF EXECUTIVE OFFICER
	By:	/s/ DAVID R. HUGHES David R. Hughes CORPORATE EXECUTIVE VICE-PRESIDENT AND CHIEF FINANCIAL OFFICER

 Exhibit Index

Exhibit No.	Item Title
3.1	Restated Certificate of Incorporation for Winner's Entertainment, Inc. dated August 17, 1993 (incorporated by reference to our report on Form 10-K for the year ended December 31, 1993).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Winner's Entertainment, Inc. dated October 10, 1996 (incorporated by reference to our report on Form 8-K filed November 1, 1996).
3.3	Amended Bylaws (filed herewith).
4.1	Excerpt from Common Stock Certificates (incorporated by reference to our report on Form 10-K filed March 30, 2001).
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
4.4
Instrument of Resignation, Appointment and Acceptance dated as of June 26, 2008, executed by the Company, Wells Fargo Bank, National Association, and Wilmington Trust Company (incorporated by reference to our report on Form 10-Q filed August 8, 2008).
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
10.3	Asset Purchase and Sale Agreement dated January 11, 2008, by and between the Company and Lucky Lucy D LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.4	Real Property Purchase and Sale Agreement dated January 11, 2008, by and between the Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.5	Master Lease dated January 11, 2008, by and between Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.6	Termination Agreement dated January 11, 2008, by and between Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).

Exhibit No.	Item Title
10.7	Amendment dated February 29, 2008, to Stock Purchase Agreement dated June 26, 2007, by and among the Company and TLC Casino Enterprises, Inc. (incorporated by reference to our report on Form 8-K filed March 6, 2008).
10.8	Employment Agreement dated May 15, 2008, by and between the Company and David R. Hughes (incorporated by reference to our report on Form 10-Q filed August 8, 2008).
10.9	Employment Agreement dated May 15, 2008, by and between the Company and Robert F. Griffin (filed herewith).
31.1	Certification of Robert F. Griffin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of David R Hughes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Robert F. Griffin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of David R. Hughes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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