Form 10-K
period 2008-12-31
MTR GAMING GROUP INC
filed 2009-03-16
CIK 834162

Use these links to rapidly review the document

PART IV
MTR GAMING GROUP, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
COMMISSION FILE NO. 000-20508

MTR GAMING GROUP, INC.
(exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	84-1103135 (IRS Employer Identification No.)
STATE ROUTE 2, SOUTH, P.O. BOX 356, CHESTER, WEST VIRGINIA 26034 (Address of principal executive offices)
(304) 387-8000 (Registrant's telephone number, including area code)
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

         Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2008, the aggregate market value of our common stock held by non-affiliates of the Company (based on the number of shares issued and outstanding and the NASDAQ Official Close Price on that date) was $114,535,000.

         The number of shares outstanding of our Common Stock at March 13, 2009 was 27,475,260 shares.

Documents Incorporated by Reference

         Portions of the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant's 2009 Annual Meeting of Stockholders (the "Proxy Statement") or portions of the Registrant's Form 10-K/A, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report. Such Proxy Statement or Form 10-K/A will be filed with the Commission not later than 120 days after the conclusion of the Registrant's fiscal year ended December 31, 2008.

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

        There are a number of risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements which are included elsewhere in this report. Such risks, uncertainties and other important factors include, but are not limited to:

  (i)
  changes in, or failure to comply with, laws, regulations, the conditions of our West Virginia and Pennsylvania gaming licenses (or the failure to obtain renewals thereof), accounting standards or environmental laws (including adverse changes in regulation by various state gaming or racing authorities and the rates of taxation on gaming revenues) and delays in regulatory licensing processes;

  (ii)
  competitive and general economic conditions in our markets, including when the slot parlor licensed for downtown Pittsburgh, Pennsylvania completes construction and successfully opens, and whether the harness horseracing track recently licensed in Lawrence County, Pennsylvania obtains a slot machine license, is constructed and successfully opens, the impact of the planned April 2009 opening of the permanent facility and increase in the number of games at The Meadows Racetrack & Casino in Washington, Pennsylvania, and the legalization of new forms of gaming in states within our target markets;

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

  (v)
  volatility and disruption of the capital and credit markets and adverse changes in the global and U.S. economies, which may negatively impact our revenues and ability to access financing;

  (vi)
  dependence on Mountaineer and Presque Isle Downs for the majority of our revenues and cash flows;

  (vii)
  dependence upon key personnel and the ability to attract new personnel;

  (viii)
  weather or road conditions limiting access to our properties;

  (ix)
  the ability to refinance existing debt, or obtaining additional financing, if and when needed, and the impact of leverage and debt service requirements; and

  (x)
  the delisting of our common stock from the NASDAQ Global Select Market that may occur if the closing bid price falls below $1.00 per share for 30 consecutive days.

        We do not intend to update publicly any forward-looking statements, except as may be required by law.

Overview

        MTR Gaming Group, Inc. (the "Company" or "we"), through our wholly-owned subsidiaries, owns and operates The Mountaineer Casino, Racetrack & Resort in Chester, West Virginia; Presque Isle Downs & Casino in Erie, Pennsylvania; and Scioto Downs in Columbus, Ohio. We consider these three properties, which are located in contiguous states, to be our core assets. We also own a 50% interest in North Metro Harness Initiative, LLC, which operates Running Aces Harness Park in Anoka County, Minnesota, and a 90% interest in Jackson Trotting Association, LLC.

        During 2008 we sold our two properties located in Las Vegas, Nevada, Binion's Gambling Hall & Hotel and Ramada Inn and Speedway Casino, which we owned and operated through wholly-owned subsidiaries. Also during 2008, we ceased the operations of racing and simulcast wagering at Jackson Harness Raceway that operated on land leased in Jackson, Michigan, for which a wholly-owned subsidiary held a 90% interest. Through a combination of the proceeds from the sales of our Nevada properties, proceeds from the sale of certain other assets and cash flow from operations, during 2008 we reduced our indebtedness by approximately $54 million.

        With the sale of our Nevada properties, closure of our unprofitable Michigan racetrack, the completion of our major construction projects, the full implementation of table gaming at our Mountaineer facility, and the hiring of a new Chief Executive Officer, we refocused our efforts from development to operations with the goal of improving our operating margins at our core properties and reducing our debt.

        We were incorporated in March 1988 in Delaware under the name "Secamur Corporation," a wholly-owned subsidiary of Buffalo Equities, Inc. In 1996, we were renamed MTR Gaming Group, Inc and since 1998, we have operated only in the racing, gaming and entertainment businesses.

Properties

The Mountaineer Casino, Racetrack & Resort

        Mountaineer is one of only four racetracks in West Virginia permitted to operate slot machines and one of only three racetracks in West Virginia currently permitted to operate traditional casino table gaming. Mountaineer is located on the Ohio River at the northern tip of West Virginia's northwestern panhandle, approximately thirty miles from the Pittsburgh International Airport and an hour's drive from downtown Pittsburgh. Since acquiring Mountaineer in 1992, we continue to focus on expanding the reach of our extensive customer base and improving our operating results. As a result, Mountaineer has become a diverse gaming, entertainment and convention complex with:

  •
  122,000 square feet of gaming space housing 3,184 slot machines, 40 poker tables, which we began operating in October 2007, and 55 casino table games (including blackjack, craps, roulette and other games), which we began operating in late December 2007;

  •
  357 hotel rooms, including the 256-room, 219,000 square foot Grande Hotel at Mountaineer, which offers 29 suites, a full-service spa and salon, a gourmet coffee shop, a 104-seat upscale steakhouse and various casual food and beverage outlets, a retail plaza and an indoor and outdoor swimming pool;

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

  •
  a 69,000 square foot theater and events center, known as the "Harv", that seats approximately 5,000 patrons for concerts and other entertainment offerings;

  •
  a 12,000 square foot fitness center which has a full complement of weight training and cardiovascular equipment, as well as a health bar, locker rooms with steam and sauna facilities, and outdoor tennis courts; and

  •
  surface parking for approximately 5,400 cars.

        Mountaineer's revenues and profits are driven primarily by its gaming operations and to a lesser extent its lodging, food and beverage operations, parimutuel wagering, convention center, events center, and recreational facilities fees.

Presque Isle Downs & Casino

        Presque Isle Downs & Casino opened on February 28, 2007 in Erie, Pennsylvania, is our first "green field" project and represents the culmination of planning, land acquisition, licensing, construction, financing and lobbying that began in the spring of 2001. The 140,000 square foot clubhouse consists of:

  •
  gaming space housing 2,000 ticket-in, ticket-out slot machines, including automated table gaming devices;

  •
  several dining options, including an up to 250-seat buffet, a 60-seat upscale steakhouse, a clubhouse restaurant and several bars, as well as entertainment; and

  •
  surface parking for approximately 3,225 cars.

        On September 1, 2007, Presque Isle Downs commenced live thoroughbred racing on a one-mile track with a state-of-the-art synthetic racing surface, grandstand, barns, paddock and related facilities, as well as on-site parimutuel wagering and thoroughbred and harness racing simulcast from other prominent tracks, as well as wagering on Presque Isle Downs' races at over 300 sites to which the races are simulcast. We expect to hold live racing at least 100 days per year, primarily between May and September. Racing fans will have approximately 1,000 seats located both indoors and out.

Scioto Downs

        In July 2003, we acquired 100% of the stock of Scioto Downs, Inc., which owns and operates a harness horse racetrack in Columbus, Ohio. The property includes: the racetrack, which conducts live harness racing from May through mid-September and simulcasting from May through mid-October; a grandstand that will accommodate 10,000 patrons; an enclosed clubhouse that will accommodate 1,500 patrons; approximately 6,000 parking spaces; and barns, paddock and related facilities for the horses, drivers, and trainers.

 Running Aces Harness Park

        In June 2004, our wholly-owned subsidiary, MTR-Harness, Inc., acquired a 50% interest in the North Metro Harness Initiative, LLC, then a wholly-owned subsidiary of Southwest Casino Corporation. In early 2008, North Metro completed construction of a harness racetrack and card room on a 178.4-acre site approximately 30 miles northeast of Minneapolis, Minnesota. Running Aces Harness Park commenced live racing and simulcast operations (import and export) with parimutuel wagering on April 11, 2008, and opened a 50-table card room offering "non-banked" games (those in which the players play only against each other instead of against the house) on June 30, 2008.

        On October 19, 2008, Southwest Casino Corporation sold its 50% membership interest in North Metro to Black Diamond Commercial Finance, LLC (North Metro's lender), for (i) $1.00; (ii) relief from a $1 million guarantee by Southwest of North Metro's obligations; (iii) a right to repurchase the membership interest; and (iv) certain other considerations. Although we have been in discussions with Black Diamond, we have not entered into similar agreements and continue to own our 50% membership interest in North Metro. Black Diamond has requested that we make additional investments in North Metro; however under the terms of our Fifth Amended and Restated Credit Agreement, as amended, we do not have the ability to provide further financial support to North Metro. Since acquiring 50% of the venture, Black Diamond has hired a management company to run the day-to-day operations, and on March 2, 2009, removed the board seat held by MTR-Harness, Inc, from North Metro's board of directors. Our interest in North Metro is pledged to Black Diamond as collateral for the construction loan.

        On October 31, 2008, the Black Diamond credit agreement was amended to provide for additional loans to North Metro of up to $1,250,000 (with the making of such additional loans being subject to Black Diamond's sole and absolute discretion). Concurrently, Black Diamond lent North Metro an additional $650,000, of which $430,313 was applied to pay Black Diamond interest in arrears and of which $219,687 was lent to North Metro for additional working capital. On November 3, 2008, Black Diamond and MTR-Harness entered into a Forbearance Agreement pursuant to which Black Diamond agreed not to enforce, until November 25, 2008, its rights under the Black Diamond credit agreement arising from the failure of North Metro to satisfy certain financial covenants, including the satisfaction of a minimum EBITDA threshold, a maximum leverage threshold, and a minimum cash requirement. On November 24, 2008, Black Diamond and MTR-Harness entered into an additional Forbearance Agreement pursuant to which Black Diamond agreed not to enforce, prior to January 19, 2009, its rights under the Black Diamond credit agreement arising from the failure of North Metro to satisfy certain financial covenants, including the satisfaction of a minimum EBITDA threshold, a maximum leverage threshold, and a minimum cash requirement. While Black Diamond has reserved all rights under the credit agreement, it has not taken any action with respect to MTR-Harness or the Company (other than the removal of MTR-Harness' board seat from North Metro's board of directors).

Jackson Harness Raceway

        On December 6, 2005, our wholly-owned subsidiary, Jackson Racing, Inc., acquired a 90% interest in Jackson Trotting Association, LLC, which operated Jackson Harness Raceway in Jackson, Michigan, and offered harness racing from late-April to mid-July, parimutuel wagering and casual dining.

        Based upon projected operating losses, our inability to provide further funding to Jackson Trotting and an assessment of the potential for legislation permitting gaming operations at the racetracks in Michigan, Jackson Trotting ceased the operations of racing and simulcast wagering at Jackson Harness Raceway on December 4, 2008, and surrendered the racing license to the Michigan Racing Commission. Accordingly, live and simulcast racing will not be scheduled in 2009.

 Ramada Inn and Speedway Casino

        On June 3, 2008, our wholly-owned subsidiary, Speakeasy Gaming of Las Vegas, Inc., sold the gaming assets of the Ramada Inn and Speedway Casino, located in North Las Vegas, Nevada, to Lucky Lucy D, LLC in accordance with the terms of an Asset Purchase and Sale Agreement dated January 11, 2008. Pursuant to the terms of the agreement, Lucky Lucy paid $2.0 million in cash for the gaming assets and is obligated to pay an additional amount of up to $4.775 million subject to an earn-out provision based on the property's gross revenues over the four-year period that commenced January 11, 2008. Any proceeds that are received will be recorded as the amounts are realized. This sale was the second part of the transaction, the first part of which involved the sale of Speedway's real property to Ganaste LLC on January 11, 2008. A shareholder of Ganaste LLC is the sole owner of Lucky Lucy. Ganaste paid $11.4 million in cash for the real property.

Binion's Gambling Hall & Hotel

        On March 7, 2008, we sold 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owned and operated Binion's Gambling Hall & Hotel located in Las Vegas, Nevada, and Speakeasy Fremont Experience Operating Company in accordance with the terms of a Stock Purchase Agreement dated June 26, 2007 (as subsequently amended), executed between the Company and TLC Casino Enterprises, Inc. The transaction was subject to purchase price adjustments based on changes in the net working capital, certain capital expenditures between execution and closing, and a $3.5 million working capital adjustment which remained with Binion's upon closing. Net cash to the Company at closing was approximately $28.0 million, of which $27.6 million was utilized to reduce amounts outstanding under our credit facility. In January 2009, the post-closing purchase price adjustment was settled with TLC Casino Enterprises, Inc. Accordingly, we paid TLC the total amount due of approximately $1.5 million.

Business Strategy

        Our business strategy is to drive revenues and profits from our core racetrack-based gaming properties in West Virginia and Pennsylvania, while limiting the carrying costs or otherwise maximizing our investments in our other properties, thus becoming a diversified, regional racino company. Specifically, we intend to: (i) continue to capitalize on recently legalized table gaming to drive revenue growth and improve operating margins at Mountaineer, as we believe table gaming improves Mountaineer's ability to compete by both distinguishing Mountaineer from slots-only facilities in Pennsylvania and in West Virginia's bars and fraternal organizations and attracting patrons with more disposable income and a greater propensity to utilize Mountaineer's high-end amenities; (ii) grow our patron base at Presque Isle Downs (which commenced operations on February 28, 2007) and cross-market Presque Isle Downs with Mountaineer; (iii) promote the passage of slot machine gaming at Scioto Downs; and (iv) cut corporate overhead expenses and continue to sell non-core assets, such as land holdings in West Virginia and Pennsylvania, for which we may utilize the net proceeds from such sales to reduce our debt.

  •
  Capitalize on Table Gaming at Mountaineer

        Mountaineer began offering poker in October 2007 and casino table games in late December 2007. We expect table gaming's impact on Mountaineer's operations to be far more broad than the incremental revenue from the table games themselves. We believe that table games has increased Mountaineer's customer base and attracts more affluent patrons, resulting in increased utilization of Mountaineer's luxury hotel, spa, steak house and entertainment offerings. Equally important, with only one other casino offering table gaming within a 225 mile radius of Mountaineer, we believe Mountaineer will enjoy a competitive advantage over limited video lottery machines permitted in West Virginia's local bars and fraternal organizations and Pennsylvania's slots-only casinos.

  •
  Grow Customer Base at Presque Isle Downs; Cross Marketing with Mountaineer

        During 2008, Presque Isle Downs' management team focused on optimizing head counts, responding to customer preferences regarding types of machines and wagering limits, and eliminating inefficiencies inherent in a start-up operation. We intend to grow the customer base at Presque Isle Downs through customer-based (as opposed to informational) advertising campaigns. In late June 2008, having obtained all necessary regulatory approvals, we implemented a single frequent player's reward program for use at both Presque Isle Downs and Mountaineer. We believe the resulting cross marketing opportunities will benefit both properties.

  •
  Pursuing Legislation for Additional Forms of Gaming at our Properties

        We have been pursuing and intend to continue to pursue legislation for video lottery or slot machine gaming at racetracks in Ohio. We believe that such legislation will result in improvement of our business prospects and financial condition. Enhanced gaming at our properties will create new jobs and a new source of revenue, increase foot traffic at our properties, and provide a competitive advantage. We are also pursuing regulatory approval of non-taxable promotional play for our slot machines in West Virginia. This program, which allows the casino to offer patrons the ability to play a slot machine without having to wager money (and without the wager being taxable to the casino), is available to players at casinos in neighboring Pennsylvania.

Competition

        We face substantial competition in each of the markets in which our facilities are located. See "Item 1A. Risk Factors—Risks Related to Our Business" which is included elsewhere in this report.

Gaming Operations

        Specific competitive factors relating to our primary gaming markets include the following:

        Mountaineer.    In recent years, the number of gaming options available to consumers in our West Virginia area market has increased considerably. While there are three other tracks in West Virginia that offer slot machine gaming, only one, Wheeling Downs, lies within Mountaineer's primary market (a 150-mile radius), located approximately 50 miles to the south in Wheeling, West Virginia. That competitor currently operates approximately 1,900 slot machines, 20 poker tables, and 43 casino table games. Additionally, West Virginia permits limited video lottery machines ("LVL's") in local bars and fraternal organizations. The law authorizes up to 9,000 slot machines in adults-only facilities throughout West Virginia. No more than five slot machines are allowed in each establishment licensed to sell alcoholic beverages; and no more than ten slot machines are allowed in each licensed fraternal organization. As of March 1, 2009, there were a total of approximately 1,400 LVL's in bars and fraternal organizations in Hancock County (where Mountaineer is located) and the two neighboring counties (Brook and Ohio Counties). Although the bars and fraternal organizations housing these machines lack poker and table gaming, as well as the amenities and ambiance of our resort, they do compete with us, particularly for the local patronage. During 2008, with respect to West Virginia casinos and LVL's within our target market, Mountaineer's market share was 47%, compared to 36% for Wheeling Downs and 17% for the LVLs. Including slot casinos in Western Pennsylvania, Mountaineer's and Presque Isle Downs' market shares were 25% and 20%, respectively, compared to 19% for Wheeling Downs, 9% for the LVLs, and 27% for The Meadows Racetrack & Casino.

        Pennsylvania's slot machine law contemplates the installation of slot machines at up to fourteen locations: (i) seven racetracks (including Presque Isle Downs) each with up to 3,000 slots initially and with the ability to apply to the Pennsylvania Gaming Control Board for up to 5,000 slots (five of which, in addition to Presque Isle Downs, have opened); (ii) five stand-alone slot parlors with up to 5,000 slots (one of which has opened); and (iii) two resort locations with up to 500 slots each. In June 2007, The

Meadows Racetrack & Casino, a harness racetrack approximately 40 miles southeast of Mountaineer, opened its temporary slots casino with 1,825 slot machines, and is expected to open its permanent casino with over 3,000 slot machines and various food and beverage outlets in April 2009. In December 2006, the Pennsylvania Gaming Control Board approved a license for a stand-alone slot parlor to be located in downtown Pittsburgh, approximately a one-hour drive from Mountaineer and a two-hour drive from Presque Isle Downs. The owners of the planned Pittsburgh facility announced that they intend to open Rivers Casino with 3,000 slot machines and five food and beverage outlets in August 2009. Additionally, in September 2007, the Pennsylvania Harness Horse Racing Commission granted a license to build Valley View Downs in Lawrence County, Pennsylvania, approximately 45 miles from Mountaineer and 90 miles from Presque Isle Downs; and in November 2007, Valley View applied to the Pennsylvania Gaming Control Board for the final Category 1 racetrack slot machine license. The Gaming Control Board has taken no action on the application, and in September 2008, the owners of the project announced that they have no financing for the project and intended to sell the opportunity. When the downtown Pittsburgh facility successfully opens, Mountaineer will compete with it for slot patrons. Likewise, if Valley View Downs obtains a slot license and successfully opens a slot facility, it too would represent new competition for Mountaineer.

        Presque Isle Downs.    Presque Isle Downs competes principally with the Seneca Allegany Casino & Hotel in Salamanca, New York, approximately seventy-five miles away. That facility has approximately 2,300 slot machines, 40 table games, and a 212-room hotel with resort amenities and has announced plans to expand its hotel; however such plans have been temporarily suspended. Presque Isle Downs will also face competition from the Rivers Casino in downtown Pittsburgh when it opens as well as from slots at Valley View Downs in Lawrence County, Pennsylvania if that project receives a slot machine license, is successfully constructed, and opens.

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

Racing and Parimutuel Operations

        Mountaineer.    Mountaineer's racing and parimutuel operations compete directly for wagering dollars with Wheeling Downs, which is located approximately 50 miles from Mountaineer; Thistledown and Northfield Park, which are located approximately 85 miles to the northwest of Mountaineer in Cleveland, Ohio; and The Meadows, located approximately 40 miles southeast of Mountaineer in Washington, Pennsylvania. Wheeling Downs conducts parimutuel greyhound racing and casino gaming. Thistledown and Northfield Park conduct parimutuel horse racing but not video lottery or slot gaming. The Meadows conducts live harness racing, simulcasting and slot gaming. Mountaineer would also compete for parimutuel wagering patrons with Valley View Downs in Lawrence County, Pennsylvania, approximately 45 miles from Mountaineer, if it is constructed and opened. Since commencing export simulcasting in August 2000, Mountaineer competes with racetracks across the country to have its signal carried by off-track wagering parlors. Mountaineer also competes for wagering dollars with off-track wagering facilities in Ohio and Pennsylvania, and competes with other racetracks for participation by quality racehorses.

        Presque Isle Downs.    Presque Isle Downs faces competition from other racetracks in Pennsylvania and off-track wagering facilities in Pennsylvania and West Virginia, as well as from casinos in Western New York. Presque Isle Downs will also compete with Valley View Downs if it is constructed and opens.

        Scioto Downs.    Scioto Downs competes directly with other racetracks in Ohio, including River Downs Horse Racing in Cincinnati, Ohio; and to a lesser extent, casino gambling in Indiana and in Michigan. Further, Scioto Downs faces competition from off-track wagering facilities in Ohio, Pennsylvania and West Virginia.

Employees

        As of March 1, 2009, we had approximately 2,900 employees in total.

        Mountaineer.    Mountaineer has approximately 1,825 employees. Approximately 55 of Mountaineer's employees are represented by a union covering our parimutuel clerks and certain employees providing off-track betting services. We have an agreement in place with the parimutuel clerks until November 30, 2009. In addition, approximately 110 employees are represented by a union covering our VLT gaming employees pursuant to a collective bargaining agreement that expires March 1, 2011.

        Presque Isle Downs.    Presque Isle Downs employs approximately 630 people, which increases by approximately 245 during racing.

        Scioto Downs.    There are approximately 15 employees at Scioto Downs, which increases by approximately 210 during racing which is conducted from May through September.

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

        The gaming laws in some of the jurisdictions in which we operate also require that suppliers of certain goods and services to gaming industry participants be licensed and require us to purchase and lease gaming equipment, supplies and services only from licensed suppliers.

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

Review and Approval of Transactions

        Substantially all material loans, leases, sales of securities and similar financing transactions by us and our subsidiaries must be reported to and in some cases approved by gaming authorities. Changes in control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or otherwise are subject to receipt of prior approval of gaming authorities. Entities seeking to acquire control of us or one of our subsidiaries must satisfy gaming authorities with respect to a variety of stringent standards prior to assuming control. Gaming authorities may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction. The Pennsylvania Gaming Control Board may impose a re-licensing fee of up to $50 million in connection with a change in control. To date, however, as a matter of policy, the Pennsylvania Gaming Control Board has set the re-licensing fee in the event of a change of control at $2.5 million.

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

  •
  the number of gaming devices and table games operated; and

  •
  in the case of Pennsylvania and West Virginia, certain minimum annual amounts.

        In West Virginia, gaming tax rates increase after gross gaming revenues exceed a threshold (in our case, approximately $160 million per year based on the state's June 30 fiscal year). Furthermore, tax rates are subject to change, sometimes with little notice, and such changes could have a material adverse effect on our gaming operations.

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

        In Pennsylvania, as the holder of a Category 1 license, Presque Isle Downs will be required to create a fund to be used for the improvement and maintenance of the backside area of the racetrack. Generally, a Category 1 licensee must deposit into the fund $5 million over the initial five-year period of the license and an amount not less than $250,000 or more than $1 million annually for the five years thereafter. However, as a new racetrack, Presque Isle Downs is exempt from the $5 million requirement and will not be required to begin the $250,000 payments until 2017. In September 2008, Pennsylvania implemented restrictions on smoking in casinos. Currently, 50% of Presque Isle Downs' slot machines must be located in non-smoking sections.

Racetracks

        In West Virginia and Pennsylvania our ability to conduct gaming operations is conditioned on the maintenance of racing licenses and agreements or certain arrangements with horsemen's or labor groups. See "Item 1A. Risk Factors—Risks Related to Our Business" which is included elsewhere in this report.

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

Environmental Matters

        We are subject to various federal, state and local environmental laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as the management and disposal of solid and hazardous wastes. These laws are complex, and subject to change. Under such laws and regulations, we may incur costs to obtain permits and other approvals required for our activities and operations, or to achieve or maintain compliance. For example, we may incur future costs under existing and new regulations pertaining to storm water and wastewater management at our racetracks. In addition, we may face penalties or other liabilities in the event that we fail to comply with these laws and regulations. For instance, water discharges from our racetrack operations at our Mountaineer facility were the subject of past enforcement actions by state regulators. We satisfied the requirements of those past proceedings, and recently obtained an extension of time until not later than January 26, 2011 to achieve compliance with the final requirement of our applicable permit.

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

        We anticipate spending up to approximately $1 million during 2009 and approximately $6 million in the aggregate over the succeeding two fiscal years for capital expenditures related to environmental control facilities associated with our horseracing facilities in West Virginia and Ohio.

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

ITEM 1A.    RISK FACTORS.

Risks Related to Current Economic Conditions

The volatility and disruption of the capital and credit markets and adverse changes in the U.S. and global economies may negatively impact our revenues and our ability to access financing.

        During the past eighteen months, a confluence of many factors has contributed to diminish expectations for the U.S. economy and increase market volatility for publicly traded securities, including the common shares of publicly owned companies. These factors include the availability and cost of credit, declining business and consumer confidence and increased unemployment. These conditions have combined to create an unprecedented level of market volatility, which we believe has influenced the price of our shares. These economic conditions have also affected lenders who provide capital that we use to support elements of our business strategy.

        While we intend to finance capital projects with cash on hand, cash flow from operations and proceeds from the sale of non-core assets, we may require additional financing to support our growth. Borrowings under our credit facility will be limited by the mandatory scheduled commitment reductions. Moreover, we will need to refinance our $130 million 9.75% senior unsecured notes and our credit facility. However, due to the existing uncertainty in the capital and credit markets, we may not have access to sufficient capital on terms acceptable to us (and in the case of the refinance of the senior unsecured notes, acceptable to our senior secured lenders) or at all. See "Risks Related to Our Capital Structure" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included elsewhere in this report. Further, if adverse regional and national economic conditions persist or worsen, we could experience material decreases in revenues from our operations attributable to decreases in consumer spending levels and could fail to satisfy covenants imposed by our existing debt agreements.

Risks Related to Our Business

We depend on Mountaineer and Presque Isle Downs for the majority of our revenues, and, therefore, any risks faced by those operations could have a material impact on our results of operations.

        We currently remain dependent upon Mountaineer and Presque Isle Downs for the majority of our revenues and cash flows. While slot operations at Presque Isle Downs (which commenced on February 28, 2007) have helped diversify our revenue sources, we nevertheless may be subject to greater risks than a geographically diversified gaming operation, including, but not limited to the following risks faced by our Mountaineer and Presque Isle Downs operations:

  •
  risks related to local and regional economic and competitive conditions, such as a decline in the number of visitors, a downturn in the overall economy in Mountaineer's and Presque Isle Downs' markets, a decrease in gaming activities in those markets or an increase in competition, including, but not limited to, competition from limited video lottery machines in local bars and fraternal organizations in West Virginia and continued competition from existing and future gaming facilities in Pennsylvania;

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

        Gaming Operations.    We face substantial competition in each of the markets in which our gaming facilities are located. Some of the competitors have significantly greater name recognition and financial and marketing resources than we do; some are permitted to conduct additional forms of gaming; and some pay substantially lower taxes than we do, which may permit them to spend more for marketing and promotions and thus gain a competitive advantage over us. All of our gaming operations primarily compete with other gaming operations in their geographic areas. New expansion and development activity is occurring in each of the relevant markets. These factors, as well as the legalization of other forms of gaming, such as casino table gaming, in the markets in which our gaming facilities are located, may intensify competitive pressures and could have a material adverse effect on us.

        Specifically, in West Virginia we continue to face competition from limited video lottery machines ("LVLs") in local bars and fraternal organizations. The law authorizes up to 9,000 slot machines in adults-only facilities throughout West Virginia. No more than five slot machines are allowed in each establishment licensed to sell alcoholic beverages; and no more than ten slot machines are allowed in each licensed fraternal organization. In addition, Pennsylvania's slot machine law contemplates the installation of slot machines at up to fourteen locations: (i) seven racetracks (including Presque Isle Downs) each with up to 3,000 slots initially and with the ability to apply to the Pennsylvania Gaming Control Board for up to 5,000 slots (five of which, in addition to Presque Isle Downs, have opened); (ii) five stand-alone slot parlors with up to 5,000 slots (one of which has opened); and (iii) two resort locations with up to 500 slots each. In June 2007, The Meadows Racetrack & Casino, a harness racetrack approximately 40 miles southeast of Mountaineer, opened its temporary slots casino with 1,825 slot machines, and is expected to open its permanent casino with over 3,000 slot machines and various food and beverage outlets in April 2009. In December 2006, the Pennsylvania Gaming Control Board approved a license for a stand-alone slot parlor to be located in downtown Pittsburgh, approximately a one-hour drive from Mountaineer and a two-hour drive from Presque Isle Downs. The owners of the planned Pittsburgh facility announced that they intend to open Rivers Casino with 3,000 slot machines and five food and beverage outlets in August 2009. Additionally, in September 2007, the Pennsylvania Harness Horse Racing Commission granted a license to build Valley View Downs in Lawrence County, Pennsylvania, approximately 45 miles from Mountaineer and 90 miles from Presque Isle Downs; and in November 2007, Valley View applied to the Pennsylvania Gaming Control Board for the final Category 1 racetrack slot machine license. The Gaming Control Board has taken no action on the application, and in September 2008, the owners of the project announced that they had no financing for the project and intended to sell the opportunity. When the downtown Pittsburgh facility successfully opens, Mountaineer will compete with it for slot patrons. Likewise, if Valley View Downs obtains a slot license and successfully opens a slot facility, it too would represent new competition for Mountaineer.

        Presque Isle Downs competes principally with the Seneca Allegany Casino & Hotel in Salamanca, New York, approximately seventy-five miles away. That facility has approximately 2,300 slot machines, 40 table games, and a 212-room hotel with resort amenities. All of our gaming operations also compete to a lesser extent with operations in other locations, including Native American lands, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, on- and off- track wagering, high-stakes bingo, card parlors, and the emergence of Internet gaming. In addition, casinos in Canada have likewise recently begun advertising in our target markets.

        Racing and Parimutuel Operations.    Mountaineer's racing and parimutuel operations compete directly for wagering dollars with Wheeling Downs, which is located approximately 50 miles from Mountaineer; Thistledown and Northfield Park, which are located approximately 85 miles to the northwest of Mountaineer in Cleveland, Ohio; and The Meadows, located approximately 40 miles southeast of Mountaineer in Washington, Pennsylvania. Wheeling Downs conducts parimutuel greyhound racing and casino gaming. Thistledown and Northfield Park conduct parimutuel horse racing but not video lottery or slot gaming. The Meadows conducts live harness racing, simulcasting and slot gaming. Mountaineer would also compete for parimutuel wagering patrons with Valley View Downs in Lawrence County, Pennsylvania, approximately 45 miles from Mountaineer, if it is constructed and opened. Since commencing export simulcasting in August 2000, Mountaineer competes with racetracks across the country to have its signal carried by off-track wagering parlors. Mountaineer also competes for wagering dollars with off-track wagering facilities in Ohio and Pennsylvania, and competes with other tracks for participation by quality racehorses.

        Presque Isle Downs faces competition from other racetracks in Pennsylvania and off-track wagering facilities in Pennsylvania and West Virginia, as well as from casinos in Western New York. Presque Isle Downs will also compete with Valley View Downs if it is constructed and opens.

        Scioto Downs competes directly with other racetracks in Ohio, including River Downs Horse Racing in Cincinnati, Ohio; and to a lesser extent, casino gambling in Indiana and in Michigan. Further, Scioto Downs faces competition from off-track wagering facilities in Ohio, Pennsylvania and West Virginia.

        Increased competition may require us to make substantial capital expenditures, subject to the limitations imposed by our credit agreement, to maintain and enhance the competitive positions of our properties, including updating slot machines to reflect changing technology, refurbishing rooms and public service areas periodically, replacing obsolete equipment on an ongoing basis, and making other expenditures to increase the attractiveness and add to the appeal of our properties, including increased marketing and promotions.

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

        Potential Changes in Regulatory Environment.    If current laws are modified, or if additional laws or regulations are adopted, it could have a material adverse effect on us. From time to time, legislators and special interest groups have proposed legislation that would restrict or prevent gaming or racing operations in the jurisdictions in which we operate. For example, in February of 2009, the Governor of Pennsylvania expressed a desire to pass legislation permitting slot machines in bars and restaurants in that state. Other laws, such as smoking bans, do not specifically restrict gaming operations but, as a practical matter, make gaming facilities less attractive to gaming patrons and can result in substantially reduced revenues. Restriction on or prohibition of our gaming or racing operations, whether through legislation or litigation, could have a material adverse effect on our business, financial condition and results operations.

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

        The Federal Interstate Horse Racing Act, the state racing laws in West Virginia, Ohio and Pennsylvania require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a "proceeds agreement") with a representative of a majority of the horse owners and trainers and with a representative of a majority of the parimutuel clerks. In Pennsylvania, we must have an agreement with the representative of the horse owners. We have the requisite agreements in place with the Mountaineer Horsemen until December 31, 2009. With respect to the Mountaineer parimutuel clerks, we have a labor agreement in force until November 30, 2009, and a proceeds agreement until April 14, 2010. We are required to have a proceeds agreement in effect on July 1 of each year with the horsemen and the parimutuel clerks as a condition to renewal of our video lottery license for such year. If the requisite proceeds agreement is not in place as of July 1 of a particular year, Mountaineer's application for renewal of its video lottery license could be denied, in which case Mountaineer would not be permitted to operate its slot machines. Additionally, the renewal of the video lottery license is a prerequisite to the renewal of the table games license. With respect to the Scioto horsemen, the agreement with the Horsemen's Benevolent & Protective Association is effective until November 29, 2012, and the agreement with the Ohio Harness Horsemen's Association provides for automatic annual renewals. Presque Isle Downs has the requisite agreement in place with the Pennsylvania Horsemen's Benevolent and Protective Association until March 13, 2013, with automatic two-year renewals unless either party provides written notice of termination at least ninety (90) days prior to the scheduled renewal date. With the exception of the Mountaineer and Presque Isle Downs horsemen's agreements and the agreement between Mountaineer and the parimutuel clerks' union described above, each of the agreements referred to in this paragraph may be terminated upon written notice by either party.

        If we fail to maintain operative agreements with the horsemen, we will not be permitted to conduct live racing and export and import simulcasting at those racetracks, and, in West Virginia we will not be permitted to operate our slot machines and table games (including if we do not have in place the required proceeds agreement with the Mountaineer parimutuel clerks union) and in Pennsylvania we will not be permitted to operate our slot machines. In addition, our simulcasting agreements are subject to the horsemen's approval. If we fail to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on our business, financial condition and results of operations.

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

        Our gaming operations at Mountaineer and Presque Isle Downs are dependent on our linkage to the states' central systems. Our equipment is connected to these central systems by telephone lines. The central systems track all gaming activity. If the operation of the central systems were disrupted for any reason, including disruption of telephone service, we believe that the states would suspend all gaming operations within the states until normal operation of the systems was restored. Any such suspension could cause a material disruption of our gaming operations and any of the foregoing difficulties could have a material adverse effect on our business, financial condition and results of operations.

We may face disruption in developing and integrating facilities we may expand or acquire, including financing, construction and other development risk.

        The development and integration of facilities we may expand or acquire in the future will require the dedication of management resources that may temporarily detract attention from our day-to-day business. The process of developing and integrating these operations also may interrupt the activities of that business, which could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we will be able to manage the combined operations effectively or realize any of the anticipated benefits of these new or expanded operations.

        Any of the foregoing difficulties could have a material adverse effect on our business, financial condition and results of operations.

Some of our intellectual property is not protected by federally registered trademarks; we rely on common law rights.

        We hold eighteen federally registered trademarks (with an additional seven pending) and own 55 internet domain names in connection with our business. Apart from registered trademarks, we rely on common law rights, developed through use, with respect to our intellectual property. While we believe that our trademarks and common law rights are sufficient to permit us to use all of the intellectual property we are currently using, and that we are not infringing the intellectual property rights of others, we cannot assure you that no one will challenge our rights in the future. If we were to lose any of our intellectual property, it could have a material adverse effect on our business, financial condition and results of operations.

We are or may become involved in legal proceedings that could impact our financial condition.

        From time to time, we are defendants in various lawsuits relating to matters incidental to our business. Because we accommodate large numbers of patrons and employ many people, our business subjects us to the risk of lawsuits filed by patrons, past and present employees, competitors, business partners and others in the ordinary course of business. No assurance can be provided as to the outcome of these matters and whether our policies of insurance will be sufficient to pay potential losses. We may not be successful in the defense of these lawsuits, which could result in settlements or damages that could have a material adverse effect on our business, financial condition and results of operations.

We depend on our key personnel.

        We are highly dependent on the services of Robert F. Griffin, our President and Chief Executive Officer, and other officers and key employees. We have entered into an employment agreement with Mr. Griffin, which will expire on November 1, 2010. We have also entered into employment agreements with certain other officers and key managers. The loss of the services of any of these individuals could have a material adverse effect on our business, financial condition and results of operations.

Our business may be materially and adversely affected by recession or economic downturn; the seasonal nature of our business could also materially and adversely affect our cash flows.

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

        In addition, our operations at Mountaineer, Presque Isle Downs, and Scioto Downs are typically seasonal in nature. Winter conditions may adversely affect transportation routes to our properties, as well as cause cancellations of live horse racing. As a result, unfavorable seasonal conditions could have a material adverse effect on our operations.

We are subject to environmental laws and potential exposure to environmental liabilities.

        We are subject to various federal, state and local environmental laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as the management and disposal of solid and hazardous wastes. These laws are complex, and subject to change. Under such laws and regulations, we may incur costs to obtain permits and other approvals required for our activities and operations, or to achieve or maintain compliance. For example, we may incur future costs under existing and new regulations pertaining to storm water and wastewater management at our racetracks. In addition, we may face penalties or other liabilities in the event that we fail to comply with these laws and regulations. For instance, water discharges from our racetrack operations at our Mountaineer facility were the subject of past enforcement actions by state regulators. We satisfied the requirements of those past proceedings, and recently obtained an extension of time until not later than January 26, 2011 to achieve compliance with the final requirement of our applicable permit. Such costs and liabilities have not in the past had a material impact on our business or financial condition. We believe, but we cannot assure you, that compliance with environmental laws and regulations will not have such an impact in the future.

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

The evolution of the slot machine manufacturing industry could impose additional costs on us.

        A majority of our revenues are attributable to slot machines operated by us at our casinos and racinos. It is important, for competitive reasons, that we offer to our customers the most popular and up-to-date slot machine games with the latest technology. We continue to upgrade our older slot machines with newer and more advanced interactive electronic games.

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

        Any of the above-listed factors could have a material adverse effect on our business, financial condition and results of operations. A violation of one of the credit agreement's quarterly financial covenants during 2009 could result in a demand for the acceleration of repayment of amounts outstanding under the credit facility. An acceleration of the repayment of amounts outstanding under the credit facility, or our inability to successfully refinance the 9.75% senior secured notes and the credit facility by their respective maturity dates or secure an extended maturity deadline to which our senior secured lenders may approve, would have a material adverse effect on our financial position and could raise doubts as to our ability to continue as a going concern. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—"Liquidity and Sources of Capital" which is included elsewhere in this report.

        In addition, we may incur substantial additional indebtedness in the future, including, for example, funding for future expansion and new acquisitions. If we incur additional debt, the related risks that we now face could intensify.

We must refinance our 9.75% $130 million senior unsecured notes by January 2, 2010 and our senior secured revolving credit facility by March 31, 2010.

        Our $130 million 9.75% senior unsecured notes mature on April 1, 2010. However, our Fifth Amended and Restated Credit Agreement, as amended, requires us to refinance those notes with other unsecured indebtedness by January 2, 2010 on terms and conditions acceptable to our senior secured lenders. If the senior unsecured notes are not refinanced by this date, the maturity date of the amounts outstanding under our senior secured revolving credit facility will be accelerated to January 2, 2010. In any event, our credit agreement expires March 31, 2010. Particularly in light of the downturn in the national and worldwide economies and the current state of the credit markets, we cannot assure you that we will be able to refinance our senior unsecured notes by January 2, 2010 and our credit agreement ($101.9 million outstanding as of March 1, 2009) by March 31, 2010 on terms acceptable to us, on terms acceptable to our senior secured lenders, or at all, or that we will be able to obtain extensions of the maturity deadlines. If we are unable to refinance our senior unsecured notes by either January 2, 2010, or an extended maturity deadline to which our senior secured lenders may approve, and our credit agreement by March 31, 2010, it would have a material adverse effect on our financial position and could raise doubts as to our ability to continue as a going concern. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included elsewhere in this report.

The availability and cost of financing could have a material adverse effect on our business.

        We intend to finance our current and future capital projects primarily with cash on hand, cash flow from operations and proceeds from the sale of non-core assets. Borrowings under our credit facility will be limited by the mandatory scheduled commitment reductions. We may in the future seek additional debt financing, which would require compliance with the terms of our credit agreement regarding additional indebtedness, the consent of our senior secured lenders and compliance with the indentures governing our senior notes and senior subordinated notes, and/or equity capital. We currently anticipate that up to approximately $16.7 million in additional spending will be required to meet our capital spending requirements for 2009. In the event additional financing is required for our current or future capital projects and we are unable to obtain such financing, we will have to adopt one or more alternatives, such as reducing or delaying our planned capital expenditures, selling assets, restructuring debt, or obtaining additional debt or equity financing or joint venture partners, or further modifying our credit agreement. These sources of funds may not be sufficient to finance our capital projects, and other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend our capital projects and we could lose one or more of our licenses, which may have a material adverse effect on our business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included elsewhere in this report.

To service our indebtedness, we will require a significant amount of cash, which depends on many factors beyond our control.

        We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us in amounts sufficient to enable us to fund our liquidity needs with respect to our indebtedness. In addition, if we consummate significant acquisitions in the future, our cash requirements may increase significantly. We cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included elsewhere in this report.

Risks Related to Our Common Stock

If the price of our common stock declines below $1.00 per share for a sustained period, our common stock may be delisted from the NASDAQ Global Select Market.

        The NASDAQ Global Select Market imposes, among other requirements, listing maintenance standards including minimum bid and public float requirements. In particular, NASDAQ rules require us to maintain a minimum bid price of $1.00 per share of our common stock. If the closing bid price of our common stock falls below $1.00 per share for 30 consecutive business days, we would fail to be in compliance with NASDAQ's continued listing standards and, if we are unable to cure the non-compliance within 180 days, our common stock may be delisted from NASDAQ. Delisting could adversely affect both the market liquidity and the market price of our common stock. Such delisting could also adversely affect our ability to obtain financing. In light of the recent volatility in stock prices generally, and the continued turbulence in the financial markets, NASDAQ recently suspended enforcement of the $1.00 minimum bid price requirement and has informed NASDAQ-listed companies that it will not take any action to delist any security for non-compliance with this requirement during the suspension period. Enforcement of the $1.00 minimum bid price requirement is scheduled to be reinstated on April 20, 2009. Recently, our common stock has traded below the $1.00 per share level and has been as low as $0.77 per share within the last twelve months. The closing price on March 13, 2009, was $0.93 per share. As of this date, our common shares have not traded below the applicable $1.00 minimum closing bid requirement for 30 consecutive business days.

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

        Presque Isle Downs & Casino.    The clubhouse and thoroughbred racetrack is located on a 272-acre site that we own in Summit Township, Erie County, Pennsylvania. Of this site, approximately 58 acres are dedicated to the public as open space. The site includes barns and related facilities for the horses, jockeys and trainers. In addition, we own three other parcels of land; a 213-acre site in McKean Township, Pennsylvania; a 25-acre site in Erie, Pennsylvania; and a 14-acre site in Summit Township that formerly housed an off-track wagering facility.

        Scioto Downs.    Scioto Downs owns approximately 208 acres of land in Columbus, Ohio that serves as the site for the harness racetrack. In addition to the racetrack, there is parking, a grandstand, clubhouse and dining facilities, as well as barns and stables.

        Running Aces Harness Park.    North Metro Harness Initiative, LLC owns 178.4 acres in Columbus Township, Anoka County, Minnesota, approximately 30 miles northeast of Minneapolis, that serves as the site for the harness racetrack and card room. It owns a separate 24-acre parcel (for wetlands mitigation) that is not material to its planned operations and a one-half acre site that houses a fifteen room inn.

        Jackson Harness Raceway.    Jackson Harness Raceway is located on property leased from Jackson County, Michigan on the Jackson County Fairgrounds through December 31, 2012.

        Substantially all of our assets are pledged to secure the debt evidenced by the Fifth Amended and Restated Credit Agreement, as amended, entered as of September 22, 2006, by and among us, our operating subsidiaries and Wells Fargo Bank, N.A. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Sources of Capital" which is included elsewhere in this report.

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

        We are also party to various lawsuits, which have arisen in the normal course of our business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on our consolidated financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our Common Stock is quoted on the NASDAQ Global Select Market under the symbol "MNTG". On March 13, 2009, the NASDAQ Official Closing Price for our common stock was $0.93. As of March 12, 2009, there were of record 839 holders of our common stock.

        We are prohibited from paying any dividends without our lenders' consent. We historically have not paid cash dividends and do not intend to pay such dividends in the foreseeable future.

        The following table sets forth the range of high and low bid price quotations for our common stock for the two fiscal years ended December 31, 2007 and 2008, and for the period of January 1, 2009 through March 13, 2009. These quotes are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Stock Price
	High	Low
Year Ended December 31, 2007:
First Quarter	13.95	11.08
Second Quarter	16.88	12.82
Third Quarter	16.12	8.91
Fourth Quarter	9.58	5.92
Year Ended December 31, 2008:
First Quarter	7.62	4.95
Second Quarter	7.70	4.67
Third Quarter	5.24	2.80
Fourth Quarter	4.25	1.44
Year Ending December 31, 2009
First Quarter (January 1, 2009 through March 13, 2009)	2.02	0.77

        The NASDAQ Global Select Market imposes, among other requirements, listing maintenance standards including minimum bid and public float requirements. In particular, NASDAQ rules require us to maintain a minimum bid price of $1.00 per share of our common stock. If the closing bid price of our common stock falls below $1.00 per share for 30 consecutive business days, we would fail to be in compliance with NASDAQ's continued listing standards and, if we are unable to cure the non-compliance within 180 days, our common stock may be delisted from NASDAQ. In light of the recent volatility in stock prices generally, and the continued turbulence in the financial markets, NASDAQ recently suspended enforcement of the $1.00 minimum bid price requirement and has informed NASDAQ-listed companies that it will not take any action to delist any security for non-compliance with this requirement during the suspension period. Enforcement of the $1.00 minimum bid price requirement is scheduled to be reinstated on April 20, 2009. As of March 13, 2009, our common shares have not traded below the applicable $1.00 minimum closing bid requirement for 30 consecutive business days.

 Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2008, with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	899,000	$7.93	231,000
Equity compensation plans not approved by security holders	584,800	$7.48	60,000

Total	1,483,800		291,000

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

 Stock Performance Graph

        The following graph demonstrates a comparison of cumulative total returns of the Company, the NASDAQ Market Index (which is considered to be a broad index) and an industry peer group index based upon companies which are publicly traded with the same four digit standard industrial classification code ("SIC") as the Company (SIC 7999—Amusement and Recreational Services) for the past five years since December 31, 2003. The following graph assumes $100 invested in each of the above groups and the reinvestment of dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG MTR GAMING GROUP, INC.,
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON JAN. 1, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2008

	Year Ended
Index Description	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
MTR GAMING GROUP, INC.	100.00	102.52	101.07	118.64	65.92	16.31
SIC CODE INDEX(1)	100.00	183.02	179.54	173.88	131.90	28.36
NASDAQ MARKET INDEX	100.00	108.41	110.79	122.16	134.29	79.25

(1)
The peer group consists of the following companies: Boyd Gaming Corp., CKX Inc., Isle of Capri Casinos, Lakes Entertainment Inc., Littlefield Corporation, Multimedia Games Inc., Nevada Gold & Casinos, Southwest Casino Corp., Sportsnuts Inc., Ticketmaster Entertainment Inc., Trans World Corp., W Technologies Inc., and Youbet.com Inc.

ITEM 6.    SELECTED FINANCIAL DATA.

        The selected historical financial data presented below as of and for each of the five years ended December 31, 2008, have been derived from our audited consolidated financial statements of the Company, certain of which are included elsewhere in this report, and should be read in conjunction with those consolidated financial statements and the related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

(dollars in thousands, except per share amounts)

	Fiscal Years Ended December 31,
	2008	2007(2)	2006(3)	2005(4)	2004
STATEMENT OF OPERATIONS DATA:
Total revenues	$478,772	$421,814	$302,212	$294,225	$302,557
Net revenues(1)	470,851	415,846	297,780	290,011	297,939
Operating income	38,165	26,578	28,980	28,068	37,370
(Loss) income from continuing operations	(15,278)	(5,868)	7,407	8,508	14,567
(Loss) income from discontinued operations(5)	(2,433)	(5,491)	(2,961)	(739)	(112)
Net (loss) income	(17,711)	(11,359)	4,446	7,769	14,455
Net (loss) income per share—continuing operations:
Basic	(0.56)	(0.21)	0.27	0.30	0.51
Assuming dilution	(0.56)	(0.21)	0.27	0.30	0.50
BALANCE SHEET DATA:
Working capital (deficit)	407	(1,651)	(5,981)	6,502	17,913
Current assets	71,095	59,940	54,402	42,406	35,539
Current liabilities	70,688	61,591	60,383	35,904	17,626
Total assets	527,710	611,320	479,503	334,677	296,247
Long-term obligations (net of current portion)	357,112	420,520	271,907	152,966	133,134
Total liabilities	432,107	498,868	351,139	210,757	172,993
Total stockholders' equity	95,401	112,147	122,984	120,976	123,254

(1)
Net revenues represent total revenues less promotional allowances.

(2)
Effective April 30, 2007, we deconsolidated North Metro Harness (See No. 4) and began accounting for its investment in North Metro under the equity method of accounting.

(3)
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

(5)
The operating results for Binion's Gambling Hall & Hotel, the Ramada Inn and Speedway Casino and Jackson Harness Raceway have been reflected as discontinued operations in 2008. Corresponding reclassifications have been made to the prior period presentation.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis, including the critical accounting policies contained herein, should be read in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this report.

Overview

        We own and operate The Mountaineer Casino, Racetrack & Resort in Chester, West Virginia; Presque Isle Downs & Casino in Erie, Pennsylvania; and Scioto Downs in Columbus, Ohio. We consider these three properties, which are located in contiguous states, to be our core assets. We also own a 50% interest in North Metro Harness Initiative, LLC, which operates Running Aces Harness Park in Anoka County, Minnesota, and a 90% interest in Jackson Trotting Association, LLC.

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

        On March 7, 2008, we sold 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owned and operated Binion's Gambling Hall & Hotel, and Speakeasy Fremont Experience Operating Company in accordance with the terms of a Stock Purchase Agreement dated June 26, 2007 (as subsequently amended), executed between the Company and TLC Casino Enterprises, Inc. The transaction was subject to purchase price adjustments based on changes in the net working capital, certain capital expenditures between execution and closing, and a $3.5 million working capital adjustment which remained with Binion's upon closing. Net cash to the Company at closing was approximately $28.0 million, of which $27.6 million was utilized to reduce amounts outstanding under our credit facility. Reclassifications have been made to the prior period presentation to reflect the assets and liabilities of Binion's as held for sale and the operating results and cash flows as discontinued operations. In January 2009, the post-closing purchase price adjustment was settled with TLC Casino Enterprises, Inc. Accordingly, we paid TLC the total amount due of approximately $1.5 million.

        On June 3, 2008, our wholly-owned subsidiary, Speakeasy Gaming of Las Vegas, Inc., sold the gaming assets of the Ramada Inn and Speedway Casino to Lucky Lucy D, LLC in accordance with the terms of an Asset Purchase and Sale Agreement dated January 11, 2008. Pursuant to the terms of the agreement, Lucky Lucy paid $2.0 million in cash for the gaming assets and is obligated to pay an additional amount of up to $4.775 million subject to an earn-out provision based on the property's gross revenues over the four-year period that commenced January 11, 2008. Any proceeds that are received will be recorded as the amounts are realized. This sale was the second part of the transaction, the first part of which involved the sale of Speedway's real property to Ganaste LLC on January 11, 2008. A shareholder of Ganaste LLC is the sole owner of Lucky Lucy. Ganaste paid $11.4 million in cash for the real property. Reclassifications have been made to the prior period presentation to reflect the assets and liabilities of Speedway as held for sale and the operating results and cash flows as discontinued operations.

        On December 4, 2008, Jackson Trotting Association, LLC ceased the operations of racing and simulcast wagering at Jackson Harness Raceway in Jackson, Michigan and surrendered the racing license to the Michigan Racing Commission. Accordingly, live and simulcast racing will not be scheduled in 2009. Through our wholly-owned subsidiary, Jackson Racing, Inc., we acquired a 90% interest in Jackson Trotting Association LLC in December 2005. Reclassifications have been made to the prior period presentation to reflect the assets, liabilities, operating results and cash flows of Jackson as discontinued operations.

        The following table sets forth a reconciliation of net income (loss), a GAAP financial measure, to EBITDA, a non-GAAP measure, for the years ended December 31.

	2008	2007
	(in thousands)
Continuing Operations:
MTR Gaming Group—(Consolidated):
Loss from continuing operations	$(15,278)	$(5,868)
Interest expense, net of interest income and minority interest	40,520	34,334
Benefit for income taxes, net of minority interest	(3,197)	(1,962)
Depreciation, net of minority interest	29,839	27,791
Loss on debt modification	3,820	—
Equity in loss of unconsolidated joint venture	12,300	234
Loss on disposal of property, net of minority interest	2,956	133

EBITDA	$70,960	$54,662

Mountaineer:
Income from continuing operations	$16,703	$12,962
Interest expense, net of interest income	8,973	8,739
Provision for income taxes	9,309	7,158
Depreciation	14,781	15,772
Loss on disposal of property	1,655	143

EBITDA	$51,421	$44,774

Presque Isle Downs:
Income from continuing operations	$11,056	$8,478
Interest expense, net of interest income	1,534	1,260
Provision for income taxes	5,423	3,453
Depreciation	13,896	10,541
Loss on disposal of property	1,539	—

EBITDA	$33,448	$23,732

Scioto Downs:
Loss from continuing operations	$(1,511)	$(1,937)
Interest expense, net of interest income	108	124
Benefit for income taxes	(806)	(1,053)
Depreciation	904	1,154

EBITDA	$(1,305)	$(1,712)

	2008	2007
	(in thousands)
MTR-Harness/Running Aces:
Loss from continuing operations	$(10,892)	$(378)
Interest expense, net of interest income and minority interest	14	42
Benefit for income taxes, net of minority interest	(1,491)	(94)
Depreciation, net of minority interest	—	3
Equity in loss of unconsolidated joint venture	12,300	234

EBITDA	$(69)	$(193)

Corporate:
Loss from continuing operations	$(30,634)	$(24,993)
Interest expense, net of interest income	29,891	24,169
Benefit for income taxes	(15,632)	(11,426)
Depreciation	258	321
Loss on debt modification	3,820	—
Gain on disposal of property	(238)	(10)

EBITDA	$(12,535)	$(11,939)

Discontinued operations:
Binion's Gambling Hall & Hotel:
Loss from discontinued operations	$(1,507)	$(5,171)
Interest income, net of interest expense	(29)	(26)
Benefit for income taxes	(929)	(2,801)
Depreciation	—	1,916
Other income	—	(1,268)
Loss on disposal of property	903	1,995

EBITDA	$(1,562)	$(5,355)

Ramada Inn and Speedway Casino:
Income from discontinued operations	$1,600	$32
Interest expense	163	389
Provision for income taxes	861	13
Depreciation	199	826
Gain on disposal of property	(3,578)	—

EBITDA	$(755)	$1,260

Jackson Racing:
Loss from discontinued operations	$(2,526)	$(352)
Interest expense, net of interest income and minority interest	2	5
Benefit for income taxes, net of minority interest	(1,360)	(191)
Depreciation, net of minority interest	30	20
Impairment loss	2,586	—
Loss (gain) on disposal of property, net of minority interest	160	(5)

EBITDA	$(1,108)	$(523)

        EBITDA represents earnings (losses) before interest expense (income), income tax expense (benefit), depreciation and amortization, loss on debt modification, equity in loss of unconsolidated joint venture, (gain) loss on disposal of property and loss on asset impairment. EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles ("GAAP"), is unaudited and should not be considered an alternative to, or more meaningful than, net income or income from operations as an indicator of our operating performance, or cash flows from operating activities, as a measure of liquidity. EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. Uses of cash flows that are not reflected in EBITDA include capital expenditures (which are significant given our expansion), interest payments, income taxes, and debt principal repayments. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

        The following tables set forth information concerning our results of operations by property for continuing operations for the years ended December 31.

	2008	2007
	(in thousands)
Net revenues—Continuing operations:
Mountaineer(1)	$289,986	$261,386
Presque Isle Downs(2)	176,761	149,858
Scioto Downs	4,092	4,562
North Metro/Running Aces	—	28
Corporate	12	12

Consolidated net revenues	$470,851	$415,846

    (1)
    Mountaineer commenced poker on October 19, 2007 and table gaming on December 20, 2007.

    (2)
    Presque Isle Down's commenced slot operations on February 28, 2007 and racing operations on September 1, 2007.

	2008	2007
	(in thousands)
Operating income (loss)—Continuing operations:
Mountaineer(1)	$34,986	$28,859
Presque Isle Downs(2)	18,012	13,191
Scioto Downs	(2,208)	(2,866)
North Metro/Running Aces	(69)	(356)
Corporate	(12,556)	(12,250)

Consolidated operating income	$38,165	$26,578

    (1)
    Mountaineer's operating income for 2008 includes poker and table gaming operations, and for 2007 includes project opening costs of $2.6 million.

    (2)
    Presque Isle Downs' operating income for 2007 includes project opening costs of $3.0 million.

Mountaineer's Operating Results:

        During the year ended December 31, 2008, Mountaineer's operating results (particularly gaming and food, beverage and lodging) benefited, as expected, from the introduction of poker and table games in the fourth quarter of 2007, but continued to be adversely affected by competition, primarily from the implementation of slot operations in Pennsylvania. Net revenues increased by $28.6 million, or 10.9%, primarily due to a $24.1 million increase in gaming revenues. Net revenues earned from food, beverage and lodging operations increased by $4.6 million, and net revenues earned from other sources, including parimutuel commissions, increased by $1.3 million. Promotional allowances increased by $1.4 million. Mountaineer's operating margin increased to 12.1% in 2008 from 11.0% in 2007.

        Significant factors contributing to Mountaineer's 2008 operating results were:

  •
  an increase in gross profit from gaming operations, as well as food, beverage and lodging operations (as discussed below);

  •
  the absence of project opening costs in 2008, which were $2.6 million in 2007;

  •
  a decrease in depreciation expense of $1.0 million in 2008; and

  •
  the absence of a non-recurring assessment of West Virginia use tax in 2008, which was $1.0 million in 2007; offset by

  •
  an overall increase in compensation and benefits costs of $17.6 million during 2008, resulting primarily from addition of approximately 800 employees related to introduction of poker and table gaming in the fourth quarter of 2007 and expanded 24/7 operations;

  •
  severance costs of $0.5 million in the fourth quarter of 2008 related to a reduction in workforce; and

  •
  an increase in utilities and other maintenance costs of $0.6 million during 2008 related to expanded 24/7 operations.

        A discussion of Mountaineer's key operations follows.

        Gaming Operations.    Revenues from gaming operations during 2008 increased by $24.1 million, or 10.5%, to $253.4 million compared to 2007, and gross profit increased by $6.2 million, or 6.9%.

        The increase in gaming revenues was directly attributable to the introduction of poker and table gaming in the fourth quarter of 2007. Poker and table games generated $7.3 million and $41.5 million of revenues, respectively, during 2008. However, during the same period, Mountaineer's revenue from slots decreased by $22.2 million, or 9.8%, to $204.6 million.

        During the year ended December 31, 2008, Mountaineer's average daily net win per slot machine decreased to $175 compared to $194 during 2007. As of December 31, 2008, Mountaineer operated 3,184 slot machines compared to 3,224 at December 31, 2007. The following is a summary of slot gross wagers, less winning patron payouts for the years ended December 31:

	2008	2007
	(in thousands)
Total gross wagers	$2,245,726	$2,480,719
Less winning patron payouts	(2,041,079)	(2,253,847)

Gaming revenues (slot net win)	$204,647	$226,872

        Mountaineer opened 37 poker tables on October 19, 2007 (which increased to 40 tables in 2008), and opened 50 table games on December 20, 2007 (which increased to 55 tables in 2008). The poker tables are located in the facility's Grandstand, and the table games are located in the Speakeasy Gaming Saloon (connected to our hotel) as well as the Grandstand. There are no statutory limits on the size of wagers or number of games and statutory gaming taxes are assessed at the rate of 35% of revenues, in addition to an annual licensing fee of $1.5 million for the first year of operations (for the period July 1, 2007 through June 30, 2008) and $2.5 million thereafter. With the commencement of table gaming, Mountaineer expanded its hours of operation to twenty-four hours per day, seven days per week.

        During the year ended December 31, 2008, Mountaineer's total poker rake (the fee or commission taken by the operator of a poker game based on a percentage of the amount wagered on each hand) was $7.3 million with an average daily poker rake per table of $507. With respect to table gaming, the total table net win amounted to $41.5 million with a table drop (the total dollar value of gaming chips purchased) of $225.1 million, resulting in a hold percentage of 18.4%. The average daily net win per table was $2,104.

        Management attributes the decrease in slot revenue primarily to the continuing impact on our market from gaming operations in Pennsylvania, with which Mountaineer shares some customer base in Ohio and Pennsylvania. In addition to the opening of Presque Isle Downs, The Meadows Racetrack & Casino, a harness racetrack in Washington, Pennsylvania, opened its temporary slot casino with 1,825 machines in June 2007. The Meadows, which is approximately 40 miles southeast of Mountaineer, is expected to open its permanent casino with over 3,000 slot machines and various food and beverage outlets in April 2009.

        We believe table games at Mountaineer will continue to enhance its competitive position by drawing new customers and driving increased play from our existing customers, which may contribute to Mountaineer's gaming revenue growth. Furthermore, table gaming at Mountaineer will also help distinguish our product from slot machines in local bars and clubs and slot machine operations in Pennsylvania. However, gaming operations at Mountaineer during 2009 may continue to be impacted by the adverse changes in the U.S. economy and by the planned openings of The Meadows permanent casino in April 2009 and the Rivers Casino in downtown Pittsburgh, Pennsylvania, approximately a one-hour drive from Mountaineer, which is expected to open in August 2009 with 3,000 slot machines and five food and beverage outlets.

        Overall, the increase in revenues from gaming operations during 2008 resulted in increased gaming taxes and assessments in the amount of $4.7 million to $135.0 million compared to 2007. Additionally, gaming compensation and benefits costs increased by $11.9 million during 2008 compared to 2007 principally as a result of the addition of poker and table games staffing and expanded 24/7 operations; and Mountaineer incurred incremental equipment lease expense of $0.6 million during the year related to leases of various table games and related equipment.

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

Mountaineer, detailing gross handles less patron payouts and deductions, for the years ended December 31 were as follows:

	2008	2007
	(in thousands)
Import simulcast racing parimutuel handle	$16,997	$18,028
Live racing parimutuel handle	8,057	9,383
Less patrons' winning tickets	(19,774)	(21,636)

	5,280	5,775
Revenues—export simulcast	11,316	12,066

	16,596	17,841
Less:
State and county parimutuel tax	(440)	(452)
Purses and Horsemen's Association	(7,343)	(7,937)

Revenues—parimutuel commissions	$8,813	$9,452

        Overall, Mountaineer's parimutuel commissions decreased by 6.8% during 2008 compared to 2007, which is consistent with the national average decline in wagering of 7.16% during 2008, as reported by the National Thoroughbred Racing Association and Equibase Company. In addition, Mountaineer's decrease in live and import simulcast racing handle can be attributable to eight fewer racing days during 2008 compared to 2007 as a result of more severe winter weather conditions in early 2008. The decline in on-track wagering and the decrease in the number of racing days contributed to the decrease in export simulcast racing handle.

        Live racing and import simulcast may continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or growth in the utilization of telephone and/or Internet wagering) and increased competition from Pennsylvania's racetracks. Mountaineer currently simulcasts its live races to over 1,000 sites.

        Food, beverage and lodging operations.    Revenues from food, beverage and lodging operations during 2008 were $25.3 million, which increased by $4.6 million, or 22.2%, compared to 2007, and gross profit from these operations increased by $1.9 million, or 34.9%. The increase in revenues and gross profit resulted primarily from increased patron traffic resulting from the opening of table games and expanded 24/7 operations.

        The average daily room rate for the Grande Hotel increased to $78.93 during 2008 from $62.44 during 2007, but the average occupancy rate decreased to 74.7% from 76.4% during the same periods, respectively. The increases in daily room rates primarily reflect the effects of table gaming which enabled us to realize increased room rates without significantly reducing our hotel occupancy.

        Other operations.    Other operating revenues for 2008 were primarily derived from special events at The Harv and Convention Center; from the operations of the Spa, Fitness Center, retail outlets and golf course; from the sale of programs, admission fees, and lottery tickets; and from check cashing and ATM services. Mountaineer earned other revenues of $8.1 million for 2008 and $6.2 million for 2007. The increase in revenues was primarily due to:

  •
  an increase in retail sales and spa service revenue in the aggregate amount of $0.7 million primarily from increased patron traffic resulting from the opening of table games; and

  •
  the receipt of a $0.6 million settlement of a claims dispute related to our former self-insured employee health insurance plan.

 Presque Isle Downs' Operating Results:

        Presque Isle Downs commenced slot machine gaming operations on February 28, 2007, and live thoroughbred horse racing with parimutuel wagering on September 1, 2007. During 2008, net revenues increased by $26.9 million, or 18.0%, primarily due to a $23.0 million increase in slots revenue. Net revenues earned from parimutuel commissions increased by $2.0 million and net revenues earned from food and beverage operations increased by $2.1 million. The property's operating margin (inclusive of $3.0 million of project opening costs in 2007) increased slightly to 10.2% during 2008 compared to 8.8% during 2007.

        Significant factors contributing to Presque Isle Downs' 2008 operating results were:

  •
  an increase in gross profit from gaming operations (as discussed above);

  •
  the absence of project opening costs in 2008, which were $3.0 million during the first half of 2007; and

  •
  a decrease in marketing promotions and advertising costs of $1.2 million in 2008; offset by

  •
  an increase in depreciation expense of $3.4 million in 2008;

  •
  a loss on disposal of certain equipment components of the property's surveillance system in the amount of $1.5 million; and

  •
  an increase in the operating losses incurred from parimutuel commissions operations of $0.6 million during 2008.

        Gaming Operations.    Revenues from gaming operations during 2008 increased by $23.0 million, or 16.8%, to $164.6 million compared to 2007, and gross profit increased by $8.8 million, or 18.2%. During 2008, Presque Isle Downs' average daily net win per slot machine decreased to $224 compared to $231 during 2007. The 2007 average daily net win per slot machine reflects the enthusiasm surrounding the opening and initial months of operations. The difference in revenues from gaming operations is also attributable in part to the fact that Presque Isle Downs was not open for a full year in 2007. During 2008 and 2007, Presque Isle Downs operated 2,000 slot machines, including automated table gaming devices.

        However, gaming operations at Presque Isle Downs during 2009 may be impacted by the adverse changes in the U.S. economy and by the planned openings of The Meadows permanent casino in April 2009 and the Rivers Casino in downtown Pittsburgh, Pennsylvania, approximately a two-hour drive from Presque Isle Downs, which is expected to open in August 2009 with 3,000 slot machines and five food and beverage outlets.

        Overall, the increase in revenues from gaming operations during 2008 resulted in increased gaming taxes and assessments in the amount of $13.5 million to $99.6 million compared to 2007. Additionally, Presque Isle Downs incurred additional equipment lease expenses of $0.9 million during the year related to leases of various slot machines. However, this increased expense was offset in part by decreased compensation and benefits costs in the amount of $0.5 million as a result of the property's cost reduction initiatives.

        Parimutuel Commissions.    Overall, Presque Isle Downs' parimutuel commissions revenue increased to $3.1 million during 2008 from $1.2 million during 2007. Live and export simulcast handle increased by $1.0 million during the year and import simulcast handle increased by $1.5 million. These increases can be attributed to 101 live racing days in 2008 compared to 25 live racing days in 2007. However, expenses related to racing operations increased to $4.5 million during 2008 from $1.9 million during 2007.

        The operating results related to parimutuel commissions have been impacted by Presque Isle Downs' inability to send out its live racing signal to advance deposit wagering sites due to restrictions related to a horsemen's dispute. The Interstate Horse Racing Act requires horsemen's approval in order to send a live racing signal to these sites and the horsemen have withheld their approval pending resolution of their dispute. The timing of a resolution of this dispute could continue to have a negative impact of Presque Isle Downs' operating results related to parimutuel commissions in 2009 and beyond. Presque Isle Downs currently simulcasts its live races to approximately 323 sites.

Scioto Downs' Operating Results:

        Net revenues decreased by $0.5 million during 2008 compared to 2007, and operating expenses decreased by $1.1 million during the same periods. However, 2008 and 2007 results are not directly comparable. In order to reduce expenses and operating losses, Scioto Downs and Beulah Park, the other racetrack in Columbus, Ohio, entered into an agreement, which was approved by the Ohio Racing Commission, whereby Scioto operated its simulcasting only during its live race meet (May 4, 2008 through October 13, 2008). During the remaining periods Scioto Downs' simulcasting was closed and Beulah Park operated its simulcasting. Similarly, when Scioto was open for live racing and simulcasting, Beulah Park was closed. The operating loss incurred by Scioto during 2008 was $0.6 million less than the loss incurred in 2007, primarily as a result of this agreement and a reduction in operating costs of Scioto's subsidiary, RacelineBet, Inc.

North Metro (d/b/a Running Aces Harness Park) Operating Results—Equity in Loss of Unconsolidated Joint Venture:

        In June 2004, our wholly-owned subsidiary, MTR-Harness, Inc., acquired a 50% interest in North Metro Harness Initiative, LLC (d/b/a Running Aces Harness Park), then a wholly-owned subsidiary of Southwest Casino Corporation. In early 2008, North Metro completed construction of a harness racetrack and card room on a 178.4-acre site approximately 30 miles northeast of Minneapolis, Minnesota. Running Aces commenced live racing and simulcast operations (import and export) with parimutuel wagering on April 11, 2008, and opened a 50-table card room offering "non-banked" games (those in which the players play only against each other instead of against the house) on June 30, 2008.

        During the year ended December 31, 2008, we recorded equity losses in North Metro of approximately $3.5 million. On October 19, 2008, Southwest Casino Corporation sold its 50% membership interest in North Metro to Black Diamond Commercial Finance, LLC (North Metro's lender) for (i) $1.00; (ii) relief from a $1 million guarantee by Southwest of North Metro's obligations; (iii) a right to repurchase the membership interest; and (iv) certain other considerations. Although we have been in discussions with Black Diamond, we have not entered into similar agreements and continue to own our 50% membership interest in North Metro. Black Diamond has requested that we make additional investments in North Metro; however under the terms of our Fifth Amended and Restated Credit Agreement, as amended, we do not have the ability to provide further financial support to North Metro. Since acquiring 50% of the venture, Black Diamond has hired a management company to run the day-to-day operations, and on March 2, 2009, removed the board seat held by MTR-Harness, Inc, from North Metro's board of directors. Additionally, Black Diamond has entered into a Forbearance Agreement with MTR-Harness pursuant to which Black Diamond agreed that, prior to January 19, 2009, Black Diamond will not enforce its rights under its credit agreement with North Metro arising from the failure of North Metro to satisfy certain financial covenants. While Black Diamond has reserved all rights under the credit agreement, it has not taken any action with respect to MTR-Harness or the Company (other than the removal of MTR-Harness' board seat from North Metro's board of directors). Based on these developments, we determined that there is substantial doubt as to whether we can recover our investment in North Metro. Accordingly, during 2008 we recorded impairment losses in the aggregate amount of $8.7 million (for which a tax benefit could not be recognized), which reduced our investment in North Metro.

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

Corporate Operating Results:

        During the year ended December 31, 2008, corporate general and administrative expenses were $12.4 million compared to $12.0 million during 2007. Significant factors contributing to general and administrative expenses during 2008 were:

  •
  severance costs of $0.4 million in the fourth quarter of 2008 related to a reduction in workforce;

  •
  an increase in stock-based employee compensation costs of $0.2 million; and

  •
  an increase in deferred compensation costs of $0.4 million; offset by

  •
  a decrease in salaries and bonus expenses in the aggregate amount of $0.7 million.

Depreciation Expense:

        Depreciation expense increased by $2.0 million to $29.8 million during 2008 compared to 2007, primarily due to the opening of Presque Isle Downs on February 28, 2007. During 2008, Presque Isle Downs' depreciation increased $3.4 million, which was offset by a decrease in Mountaineer's depreciation of $1.0 million. We expect depreciation expense to increase slightly during 2009.

Loss on Disposal of Property:

        During 2008, we incurred a net loss of $3.0 million on the disposal of property as follows:

  •
  In October 2008, we received proceeds of $1.8 million related to the sale of our corporate airplane, which resulted in a gain of $0.7 million.

  •
  In connection with an October 2008 amendment to and expiration of an employment agreement with the former President and Chief Executive Officer of the Company, we recorded a loss of $2.1 million associated with the corporate residence and associated real property and furnishings that will be conveyed to such former executive on May 1, 2009.

  •
  In December 2008, Presque Isle Downs recorded a $1.5 million loss on the disposal of certain equipment components of its surveillance system that were defective and malfunctioning. We are pursuing legal action to recover the cost of the defective and malfunctioning equipment; however any recovery will not be recorded until realized.

 Interest:

        Interest expense, net of interest income, increased by $6.1 million to $40.5 million during 2008 compared to 2007. The increase is attributable to:

  •
  additional interest expense of $1.9 million related to consent fees on our senior subordinated notes;

  •
  the absence of capitalized interest in 2008 related to the construction of Presque Isle Downs, which was $2.2 million in 2007;

  •
  increased interest expense in the aggregate amount of $0.5 million related to borrowings under our credit facility (net of repayments during 2008) and equipment financing for Mountaineer and Presque Isle Downs; and

  •
  increased amortization of deferred financing fees in the amount of $1.3 million.

Loss on Debt Modification:

        As a result of two amendments to our senior secured credit agreement during 2008, which modified certain aspects of the credit facility including a reduction of the borrowing commitment and term (see "Liquidity and Sources of Capital"), we were required to proportionately reduce the amount of existing deferred financing fees to reflect the reduction in borrowing capacity. In this regard, we incurred a loss on debt modification in the amount of $3.8 million during 2008 resulting from write-offs of deferred financing fees.

Provision for Income Taxes:

        The income tax benefit in 2008 for continuing operations was computed based on an effective income tax rate of 17.3% including interest expense related to uncertain tax positions in income tax expense. During 2008, we recognized $251,000 of interest income (net of tax) related to uncertain tax positions. The interest income resulted from the reversal of previously established interest expense accruals on tax matters that were settled favorably.

        The effective income tax rate is reflective of permanent non-deductible expenses and certain impairment losses for which we were not able to recognize a tax benefit; and correspondingly recorded a valuation allowance of $2.9 million during 2008.

        The income tax benefit in 2007 was computed based on an effective income tax rate of 25.1% including interest expense related to uncertain tax positions of approximately $217,000 (net of tax).

Discontinued Operations:

        Binion's Gambling Hall & Hotel.    On March 7, 2008, we sold 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owned and operated Binion's Gambling Hall & Hotel, and Speakeasy Fremont Experience Operating Company in accordance with the terms of a Stock Purchase Agreement dated June 26, 2007 (as subsequently amended), executed between the Company and TLC Casino Enterprises, Inc. The transaction was subject to purchase price adjustments based on changes in the net working capital, certain capital expenditures between execution and closing, and a $3.5 million working capital adjustment which remained with Binion's upon closing. Reclassifications have been made to the prior period presentation to reflect the assets and liabilities of Binion's as held for sale and the operating results and cash flows as discontinued operations. On December 31, 2007, we recorded a loss of $2.0 million to adjust the carrying value of Binion's assets to the anticipated proceeds, less costs to sell; and in January 2009, the post-closing purchase price adjustment was settled with TLC Casino Enterprises, Inc. Upon completion of the sale on March 7,

2008, and resolution of the purchase price adjustment, we incurred an additional loss on disposal of $0.9 million.

        During 2008, we incurred a pre-tax loss on the discontinued operations of Binion's in the amount of $2.4 million (inclusive of the additional losses on the sale of $0.9 million) compared to a pre-tax loss of $8.0 million during 2007 (inclusive of the loss on the sale of $2.0 million and income of $1.3 million related to a cash distribution for Binion's interest as a member in a mutual insurance company that converted to a stock corporation).

        Ramada Inn and Speedway Casino.    On June 3, 2008, our wholly-owned subsidiary, Speakeasy Gaming of Las Vegas, Inc., sold the gaming assets of the Ramada Inn and Speedway Casino to Lucky Lucy D, LLC in accordance with the terms of an Asset Purchase and Sale Agreement dated January 11, 2008. Pursuant to the terms of the agreement, Lucky Lucy paid $2.0 million in cash for the gaming assets and is obligated to pay an additional amount of up to $4.775 million subject to an earn-out provision based on the property's gross revenues over the four-year period that commenced January 11, 2008. Any proceeds that are received will be recorded as the amounts are realized. This sale was the second part of the transaction, the first part of which involved the sale of Speedway's real property to Ganaste LLC on January 11, 2008. A shareholder of Ganaste LLC is the sole owner of Lucky Lucy. Ganaste paid $11.4 million in cash for the real property. Reclassifications have been made to the prior period presentation to reflect the assets and liabilities of Speedway as held for sale and the operating results and cash flows as discontinued operations. On January 11, 2008, we recorded a gain on the sale of the real property in the amount of $2.8 million, and on June 3, 2008, we recorded a gain on the sale of the gaming assets in the amount of $1.2 million.

        During 2008, we earned pre-tax income on the discontinued operations of Speedway in the amount of $2.8 million (inclusive of the 2008 gains on the sale of $4.0 million) compared to pre-tax income of $0.1 million during 2007. In addition, we also incurred a loss of $0.4 million during 2008 in connection with the write-off of an intangible asset related to our Nevada gaming license which was surrendered with the sale of Speedway.

        Jackson Racing (d/b/a Jackson Harness Raceway).    On December 6, 2005, our wholly-owned subsidiary, Jackson Racing, Inc., acquired a 90% interest in Jackson Trotting Association, LLC, which operated Jackson Harness Raceway in Jackson, Michigan, and offered harness racing from late-April to mid-July, parimutuel wagering and casual dining. Since acquisition, Jackson Trotting has generated operating losses and is projecting further operating losses. Additionally, Jackson Trotting has substantially exhausted its operating funds, including funds provided by the Company. Furthermore, under the terms of our Fifth Amended and Restated Credit Agreement, as amended, we do not have the ability to provide further financial support to Jackson Trotting.

        Based on the current and projected operating losses and the funding shortfall, we performed an evaluation to determine whether the assets of Jackson Trotting were impaired. Jackson Trotting's assets consisted primarily of a $2.6 million intangible asset that represented the assigned value of the racing licenses held by Jackson Trotting. The value assigned to the racing licenses considered that the racing licenses permit Jackson Trotting to conduct live racing and simulcasting operations, and if legislative proposals in Michigan were passed, would permit Jackson Trotting to operate electronic gaming devices.

        Based upon the projected operating losses, our inability to provide further funding to Jackson Trotting and an assessment of the potential for legislation permitting gaming operations at the racetracks in Michigan, we concluded that the Jackson Trotting intangible asset was impaired and, accordingly, recorded an impairment loss of $2.6 million ($2.1 million net of tax) during 2008.

        During 2008, we incurred a pre-tax loss on the operations of Jackson Trotting, before the 10% minority interest not owned by us, of $4.0 million (inclusive of the 2008 impairment loss of

$2.6 million) compared to a pre-tax loss of $0.6 million during 2007. In addition, a loss of approximately $160,000 was incurred in the first quarter of 2008 in connection with the expiration of land options and other costs.

        On December 4, 2008, Jackson Trotting ceased the operations of racing and simulcast wagering at Jackson Harness Raceway and surrendered the racing license to the Michigan Racing Commission. Accordingly, live and simulcast racing will not be scheduled in 2009. Reclassifications have been made to the prior period presentation to reflect the assets, liabilities, operating results and cash flows of Jackson as discontinued operations.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

        The following tables set forth information concerning our results of operations by property for continuing operations for the year ended December 31.

	2007	2006
	(in thousands)
Net revenues—Continuing operations:
Mountaineer	$261,385	$292,313
Presque Isle Downs	149,858	—
Scioto Downs	4,562	5,455
North Metro/Running Aces	28	—
Corporate	12	12

Consolidated net revenues	$415,845	$297,780

    (1)
    Mountaineer commenced poker on October 19, 2007 and table gaming on December 20, 2007.

    (2)
    Presque Isle Down's commenced slot operations on February 28, 2007 and racing operations on September 1, 2007.

	2007	2006
	(in thousands)
Operating income (loss)—Continuing operations:
Mountaineer(1)	$28,859	$48,732
Presque Isle Downs(2)	13,191	(2,414)
Scioto Downs	(2,866)	(4,972)
North Metro	(356)	(515)
Corporate	(12,250)	(11,851)

Consolidated operating income	$26,578	$28,980

    (1)
    Mountaineer's operating income for 2007 includes project opening costs of $2.6 million.

    (2)
    Presque Isle Downs' operating income (loss) includes project opening costs of $3.0 million and $2.3 million for 2007 and 2006, respectively.

        Although we experienced an increase in revenues principally because of the opening of Presque Isle Downs, operating margins and profits did not increase correspondingly. This can be attributed to the decline in margins at Mountaineer owing to the impact of new competition on revenue and the commencement of poker and table gaming at Mountaineer. Additionally, pre-opening and development expenses related to the opening of Presque Isle Downs, as well as operating inefficiencies at Presque Isle Downs that are inherent in commencement of a new operation contributed to the decline.

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

  •
  an increase in marketing and promotion costs of $2.7 million consisting of an increase in promotions (slots, hotel and food) and advertising costs in reaction to increased competition in Pennsylvania and an awareness campaign for table games;

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

        During the year ended December 31, 2007, Mountaineer's average daily net win per machine decreased by 12.2% to $194 compared to $221 during 2006. The following is a summary of slot gross wagers, less winning patron payouts at Mountaineer for the years ended December 31:

	2007	2006
	(in thousands)
Total gross wagers	$2,480,719	$2,876,960
Less winning patron payouts	(2,253,847)	(2,617,863)

Gaming revenues (net win)	$226,872	$259,097

        On October 19, 2007, Mountaineer introduced 37 poker tables (subsequently increased to 40 poker tables), and opened 50 table games (blackjack, craps and roulette) on December 20, 2007 (subsequently increased to 55 table games). The poker tables are located in the facility's Grandstand, and the table games are located in the Speakeasy Gaming Saloon (connected to our hotel) as well as the Grandstand. There are no statutory limits on the size of wagers or number of games. Gaming taxes are assessed at the rate of 35%. Poker and table games generated gaming revenues of approximately $0.8 million and $1.8 million, respectively since opening in 2007 until December 31, 2007. With the commencement of table gaming, Mountaineer expanded its hours of operation to twenty-four hours per day, seven days per week.

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

        Parimutuel Commissions.    Parimutuel commissions for Mountaineer, detailing gross handles less patron payouts and deductions, for years ended December 31 were as follows:

	2007	2006
	(in thousands)
Import simulcast racing parimutuel handle	$18,028	$19,308
Live racing parimutuel handle	9,383	10,957
Less patrons' winning tickets	(21,636)	(23,864)

	5,775	6,401
Revenues—export simulcast	12,066	11,838

	17,841	18,239
Less:
State and county parimutuel tax	(452)	(469)
Purses and Horsemen's Association	(7,937)	(8,073)

Revenues—parimutuel commissions	$9,452	$9,697

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

Corporate and Pre-Opening Costs:

        During the year ended December 31, 2007, corporate and pre-opening costs increased by $4.0 million, or 29.2%, to $17.5 million compared to 2006. The increase in expenses was primarily due to:

  •
  an increase in costs of $2.6 million and $0.7 million related to the pre-opening activities of table games at Mountaineer and the development and pre-opening of Presque Isle Downs, respectively;

  •
  an increase in compensation and benefits of approximately $1.1 million;

  •
  an increase of $0.9 million related to stock-based employee compensation;

  •
  an increase of $0.4 million related to other strategic development costs, primarily related to the sale of Speedway and Binion's; offset by

  •
  a decrease of $0.4 million related to insurance costs;

  •
  a decrease of $0.4 million related to the development of Presque Isle Downs;

  •
  a decrease of $0.3 million related to our efforts in 2006 to participate in a stand-alone casino in Pittsburgh;

  •
  a decrease of $0.4 million in costs incurred in 2006 in consideration of a management buyout proposal.

Depreciation Expense:

        During 2007, depreciation expense increased by $7.7 million compared to 2006, primarily due to the opening of Presque Isle Downs. Presque Isle Downs' depreciation increased $10.4 million. This increase was partially offset by a decrease in Mountaineer's depreciation of $3.2 million.

Interest:

        The increase in interest expense, net of interest income, of $19.3 million in 2007 compared to 2006 is primarily attributable to the increased borrowings under the senior subordinated notes (May 2006), equipment financing for Presque Isle Downs and borrowings under our credit facility, as well as decreases in capitalization of interest related to the construction of Presque Isle Downs. Interest capitalized during 2007 was $2.2 million compared to $6.0 million during the same period of 2006. Additionally, we incurred $0.6 million of incremental amortization of deferred financing fees (included in interest expense) principally associated with our senior subordinated notes and the amendment to our credit agreement.

        The decrease in interest income during 2007 resulted from the utilization of funds from, and corresponding decline in interest earned on, proceeds from the 9% senior subordinated notes.

Provision for Income Taxes:

        The income tax benefit in 2007 was computed based on an effective federal income tax rate of 30.5%, plus applicable state income tax provision (benefit), if any, associated with the operations of Presque Isle Downs and interest expense related to uncertain tax positions in income tax expense, as compared to a provision for income taxes of 54.5% in 2006. The effective income tax rates are reflective of permanent non-deductible expenses. During 2007, we recognized interest expense related to uncertain tax positions of approximately $217,000 (net of tax).

Discontinued Operations:

        Binion's Gambling Hall & Hotel.    During 2007, net revenues earned from Binion's of $59.8 million were comparable to 2006, although gaming revenues and other revenues declined by $0.5 million and $0.2 million respectively and were offset in part by increases in food, beverage and lodging revenues of $0.7 million. During 2007, Binion's experienced a pre-tax loss of $7.9 million which includes approximately $0.8 million of unemployment tax, which the State of Nevada had failed to assess because of its error in determining the applicable tax rates, compared to an operating loss of $5.4 million in 2006. Additionally, in the first quarter of 2007, Binion's received approximately $1.3 million as a cash distribution (in lieu of common stock) for its interest as a member (policyholder) in a mutual insurance company that converted to a stock corporation and completed a successful public offering. In the fourth quarter of 2007, Binion's recorded a loss of $2.0 million to adjust the carrying value of Binion's assets to the anticipated proceeds from the sale of Binion's, less costs to sell. As a result of classifying Binion's as held for sale, we discontinued recording depreciation in October 2007.

        Ramada Inn and Speedway Casino.    During 2007, net revenues earned from Speedway were $11.0 million compared to $9.2 million during 2006, a decline of 8.5% which resulted primarily from a decrease in revenue from gaming operations of approximately $0.9 million; and operating income was $0.4 million and $1.6 million, respectively, which resulted in a decrease in operation margin to 3.9% from 13.3%, respectively. The decrease in operating margin was due to the revenue decline and increased marketing and general and administrative expenses. During 2007, Speedway's pre-tax income was 0.1 million compared to $1.2 million in 2006.

        Jackson Racing (d/b/a Jackson Harness Raceway).    During 2007, net revenues earned from Jackson were $3.1 million compared to $3.2 million during 2006, and operating losses, before the 10% minority interest not owned by us, were $0.6 million and $0.4 million, respectively.

Cash Flows

        Our operating activities produced $14.7 million in cash flow during 2008, compared to $15.0 million during 2007. Current year non-cash expenses included $29.8 million of depreciation and amortization and $3.8 million in write-offs of deferred financing fees resulting from modifications of long-term debt. In 2008, operating activities also included $12.3 million of equity in loss of North Metro Harness Initiative, LLC. Included in cash flows from operating activities for 2008 was $2.5 million used in discontinued operations compared to $3.2 million provided by discontinued operations for 2007.

        Net cash provided by investing activities was $41.5 million during 2008, compared to $146.8 million used in investing activities during 2007. In 2008, we invested $11.7 million in property and equipment and generated proceeds (net of closing and other costs) from the sale of Speedway and Binion's in the amounts of $12.8 million and $28.3 million, respectively. In 2007, we invested $86.8 million in property and equipment and other capital improvements (including the construction of Presque Isle Downs), exclusive of $6.8 million financed by capital lease obligations. During 2007, we also paid the Commonwealth of Pennsylvania a fee of $50 million for Presque Isle Downs' slot license and incurred certain other license costs. In addition we purchased an off-track wagering facility for $7.1 million and paid $8.0 million into a Rabbi Trust in accordance with the provisions of an employment agreement with our former Chief Executive Officer. Included in cash flows from investing activities for 2008 and 2007 was $0.1 million and $2.0 million, respectively, used in discontinued operations.

        Net cash used in financing activities was $58.2 million during 2008, compared to $144.1 million provided by financing activities during 2007. In 2008, principal payments on long-term obligations aggregated $54.7 million, including $27.6 million from the proceeds on the sale of Binion's. In 2007, we borrowed $143.4 million under our credit facility and $15.1 million related to equipment financing arrangements. Also in 2007, we paid $7.8 million for financing fees associated with an amendment to increase the credit facility and the related consents of the holders of our senior notes and senior subordinated notes. Included in cash flows from financing activities for 2008 and 2007 was $23,000 and $133,000, respectively, used in discontinued operations.

Liquidity and Sources of Capital

        We had working capital of $407,000 as of December 31, 2008, and our unrestricted cash balance amounted to $29.0 million. Included in working capital at December 31, 2008 is the classification of $7.5 million outstanding under our senior secured revolving credit facility to "current obligations" associated with our credit agreement's mandatory scheduled commitment reductions in 2009. During 2008, we sold the Ramada Inn and Speedway Casino and Binion's Gambling Hall & Hotel. The sales of these assets provided additional funding of approximately $41 million of which $27.6 million was used for repayment of debt and the remaining amount was contributed to working capital to be used for operations. In addition, we sold our corporate airplane for $1.8 million and used $1.6 million of the proceeds to repay the outstanding debt related to the airplane.

        At December 31, 2008, the balances in bank accounts owned by Mountaineer's horsemen, but to which we contribute funds for racing purses, exceeded our purse payment obligations by $1.9 million. This amount is available for payment of future purse obligations at our discretion and in accordance with the terms of its agreement with the Horsemen's Benevolent & Protective Association ("HBPA"). We also earn the interest on balances in these accounts.

        On September 26, 2006, we entered into the Fifth Amended and Restated Credit Agreement, which provided for a five-year maturity and consisted of a senior secured revolving credit facility in the amount of $105.0 million (including a commitment for an increase of the credit facility up to an additional $50.0 million subject to certain conditions). Of this amount, $60.0 million was to be available for letters of credit and up to $10.0 million for short-term funds under a "swing line" facility.

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

        On March 31, 2008, we entered into the Limited Waiver and Second Amendment to the Fifth Amended and Restated Credit Agreement. The Second Amendment among other things (i) provided for a decrease of the aggregate commitment (as defined in the credit agreement) from $155.0 million to $125.0 million; (ii) eliminated the LIBOR loan option and established the interest rate at prime plus 2.25%; (iii) restricted the amount of additional borrowings unless certain pro-forma leverage ratios are achieved; (iv) revised the maturity date from September 27, 2011 to March 31, 2010 provided the senior unsecured notes are fully refinanced by October 1, 2009; (v) commenced commitment reductions on September 30, 2008 versus December 31, 2008; (vi) limited additional investments in MTR-Harness, Inc. (which owns a 50% interest in North Metro Harness Initiative, LLC) and Jackson Racing, Inc. (which owns a 90% interest in Jackson Trotting Association, LLC) subsequent to March 31, 2008 to $1.25 million in the aggregate; and (vii) modified certain covenants and related definitions. In connection with the Second Amendment we were required to pay fees of $2.8 million, exclusive of legal fees and other costs.

        On May 9, 2008, we entered into the Third Amendment to the Fifth Amended and Restated Credit Agreement. The Third Amendment among other things revised the definition of investments to include investments made after May 9, 2008 in North Metro consisting of a guaranty or guarantees by the Company in favor of an approved equipment financing company so long as the maximum liability under such guaranty or guarantees and, accordingly, the maximum amount of such investment does not exceed $1.1 million in the aggregate.

        On December 19, 2008, we entered into the Fourth Amendment to the Fifth Amended and Restated Credit Agreement. The Fourth Amendment among other things (i) reduced the aggregate commitment under the agreement from $125 million to $110 million; (ii) revised the aggregate commitment reduction schedule; (iii) revised the definition of base rate and applicable margin with respect to the applicable interest rate and computation of fees and charges; (iv) revised the definition of EBITDA to include a provision for one or more addbacks for severance costs for a specified period up to $2 million; (v) revised the definition of excess cash on hand for covenant calculation purposes; and (vi) revised the required refinancing date of the senior unsecured notes from October 1, 2009 to January 2, 2010. Additionally, during each quarter of 2009 through January 1, 2010, the margin with respect to the applicable interest rate increases by 1/2% from 2.75% to 4.75%, respectively, on the total amount outstanding under our credit facility.

        As a result of the Second and Fourth Amendments to the credit agreement and the reduction in borrowing capacity, we were required to proportionately reduce the amount of existing deferred financing costs. Consequently, we recorded write-offs of deferred financing costs of approximately $3.8 million during 2008. This amount is reflected in the consolidated statements of operations as a loss on debt modification.

        The credit agreement, as amended, contains customary affirmative and negative covenants that include the requirement that we satisfy, on a consolidated basis, specified quarterly financial tests. We maintained compliance with these covenants as of December 31, 2008. Although we anticipate that we will maintain compliance with these covenants for each of the quarters in the year ending December 31, 2009, failure to meet these financial tests could result in a demand for the acceleration of repayment of amounts outstanding under the credit facility and would have a material adverse effect on our financial position and could raise substantial doubts as to our ability to continue as a going concern.

        The amount that may be borrowed under the credit agreement is subject to a debt incurrence test provided by the indentures governing our senior unsecured notes and senior subordinated notes. Prior to entering into the First Amendment, we obtained the required consents from the holders of our senior notes and senior subordinated notes to amend the indentures governing the senior notes and senior subordinated notes. The amendment to the indentures increased the permitted debt "basket" (i.e. the amount we may borrow whether or not we satisfy the debt incurrence tests) for debt incurred under our credit facility from $85.0 million to $135.0 million. We paid a consent fee equal to $7.50 and $20.00 per $1,000 of principal to the holders of the senior notes and senior subordinated notes, respectively, or an aggregate of $3.4 million. Commencing in the second quarter of 2008 and until the senior subordinated notes are no longer outstanding, we are required to pay additional consent fees of $5.00 per $1,000 of principal to the holders of our senior subordinated notes if we do not satisfy certain quarterly financial ratios. We have not met these ratios and therefore recorded additional expense of $1.875 million for the last three quarters of 2008. We also anticipate that we will have to pay these fees into 2009 depending upon the level of reduction of our outstanding debt.

        In order to borrow additional amounts that would be subordinated to amounts under the credit agreement, we must satisfy the debt incurrence tests provided by the credit agreement, and for amounts in excess of the amended permitted debt basket and the $10 million other permitted indebtedness basket under the indentures governing the senior unsecured notes and senior subordinated notes (subject to limitations under the credit agreement), we must either satisfy the debt incurrence tests provided by the indentures or obtain the prior consents of the holders of at least a majority in aggregate principal amount of those notes that are not owned by the Company or any of its affiliates. Currently, our borrowings under the credit facility are limited to a total of $107.3 million, subject to further mandatory scheduled commitment reductions of 2.5% per quarter that commenced December 22, 2008 through September 22, 2009, and 5% for the quarter ending December 31, 2009.

        Obligations under the credit agreement are guaranteed by each of our operating subsidiaries. Borrowings under the credit agreement and the subsidiary guarantees are secured by substantially all of our assets and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees.

        Our credit agreement, as amended, likewise requires us to refinance our senior unsecured notes with other unsecured indebtedness by January 2, 2010 on terms and conditions acceptable to our senior secured lenders. If the senior unsecured notes are not refinanced prior to this date, the maturity date of the amounts outstanding under our credit facility will be accelerated to January 2, 2010. In any event, our credit agreement expires March 31, 2010. Particularly in light of the downturn in the national and worldwide economies and the current state of the credit markets, we cannot assure you that we will be able to refinance our senior unsecured notes by January 2, 2010 and our credit agreement ($101.9 million outstanding as of March 1, 2009) by March 31, 2010 on terms acceptable to us, on terms acceptable to our senior secured lenders, or at all or that we will be able to obtain extensions of the maturity deadlines. We are currently evaluating our financing options and are in discussions with our lenders and advisors. Amounts outstanding under the credit facility will be classified to "current obligations" for financial reporting purposes at March 31, 2009. In the event our credit facility is classified as a current obligation and we are unable to demonstrate our ability to refinance amounts outstanding under our credit facility, it would affect our independent auditors' assessment of our ability to continue as a going concern. A going concern emphasis in the audit opinion could cause our senior secured lenders to declare a default and accelerate the debt, which in turn, would constitute an event of default under the indentures governing our senior unsecured notes and senior subordinated notes.

        At December 31, 2008 and 2007, borrowings of $101.9 million and $143.4 million, respectively, and letters of credit for approximately $1.5 million were outstanding under the credit facility. On March 7, 2008, we utilized $27.6 million of the proceeds from the sale of Binion's to reduce amounts outstanding under the credit facility, and during 2008, we further reduced amounts outstanding under the credit facility by $13.9 million. The credit agreement also requires mandatory scheduled commitment reductions that will reduce the available borrowing commitment to $94.4 million by December 31, 2009.

        Additionally, during 2007 we entered into the following other debt financing arrangements:

  •
  Presque Isle Downs entered into seven promissory note arrangements for financing the purchase of 1,950 slot machines and a player tracking system. The promissory notes aggregated $29.6 million. Under the terms of the notes, we are required to make monthly installments of principal and interest (in varying amounts) through October 2010. The interest rates on the notes range from LIBOR plus 3.25% to 8.08% per annum. At December 31, 2008, there was an aggregate of $14.2 million outstanding under the promissory notes.

  •
  Mountaineer entered into a capital lease obligation to finance the purchase of surveillance equipment totaling $4.1 million. Mountaineer requested draws on the capital lease as the surveillance contractor met milestones set forth in the purchase contract. During 2008 and prior to completing the financing, we borrowed $0.5 million under this capital lease. The financing was completed in June 2008 at terms that include repayment over 36 months with interest at the rate of 6.21% per annum. At December 31, 2008, there was $3.5 million outstanding under the capital lease obligation.

  •
  Mountaineer entered into a promissory note for $1.4 million to CIT Lending Services Corporation. The funds were used to pay for 120 slot machines. Under the terms of the note, interest is payable monthly beginning on October 1, 2007 and principal is payable in 31-monthly installments of $44,977 beginning on October 1, 2007 through April 1, 2010, with the final installment to include all principal and interest. Interest on the unpaid principal balance is LIBOR plus 3.25% per annum. As of December 31, 2008, there was $0.7 million outstanding under the promissory note.

  •
  Mountaineer entered into a capital lease obligation for approximately $1.8 million to finance the purchase of 137 slot machines. The lease agreement requires repayment in 36 monthly installments of $57,618, which includes interest at 7.64% per annum. As of December 31, 2008, there was $1.0 million outstanding under this capital lease obligation.

        The following table provides a summary of our debt obligations, capital lease obligations, operating lease payments, deferred compensation arrangements and certain other material purchase obligations as of December 31, 2008 for continuing operations. This table excludes other obligations that we may have, such as pension obligations.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Contractual cash obligations:
Long-term debt(1)	$373.1	$18.4	$229.1	$125.6	$—
Capital lease obligations(2)	4.8	2.2	2.6	—	—
Operating leases(3)	2.9	0.9	1.5	0.5	—
Land leases	0.3	0.1	0.2	—	—
Capital expenditures/construction(4)	2.0	2.0	—	—	—
Business combinations	3.3	3.3	—	—	—
Purchase and other contractual obligations	7.6	3.7	3.5	0.3	0.1
Deferred compensation(5)	12.2	11.5	0.7	—	—
Minimum purse obligations(6)	33.6	33.6	—	—	—
Employment agreements(7)	4.9	3.6	1.3	—	—

Total	$444.7	$79.3	$238.9	$126.4	$0.1

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

(4)
This amount relates principally to grooms quarters construction at Presque Isle Downs.

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

Capital Expenditures:

        During the year ended December 31, 2008, additions to property and equipment and other capital projects for continuing operations aggregated $12.3 million (of which $0.5 million was financed under a capital lease). Expenditures included approximately $2.8 million related to poker, table gaming and related renovations at Mountaineer, $2.0 million related to surveillance equipment at Presque Isle

Downs and approximately $7.5 million for additional gaming and other equipment and miscellaneous projects. We anticipate spending up to a total of approximately $16.7 million during 2009 on capital expenditures.

Commitments and Contingencies:

        The cost of construction of North Metro, including furniture, fixtures and equipment and start-up expenses, was approximately $62.5 million, $42.3 million of which was separately financed through Black Diamond Commercial Finance, LLC as agent (collectively, "Black Diamond"), without recourse to us except for a $1.0 million guarantee that we provided in July 2008. The guarantee will continue until the earlier of July 1, 2010 or prepayment of the Black Diamond credit agreement. Through December 31, 2008, we made aggregate capital contributions in North Metro of approximately $12.8 million (exclusive of legal and other fees). Additionally, in May 2008 we provided two letters of credit in the amounts of $238,625 (which was released in February 2009) and $135,000 (which is expected to be released in April 2009) and a surety bond in the amount of $250,000.

        On October 19, 2008, Southwest Casino Corporation sold its 50% membership interest in North Metro to Black Diamond for (i) $1.00; (ii) relief from a $1 million guarantee by Southwest of North Metro's obligations; (iii) a right to repurchase the membership interest; and (iv) certain other considerations. Although we have been in discussions with Black Diamond, we have not entered into similar agreements and continue to own our 50% membership interest in North Metro. Black Diamond has requested that we make additional investments in North Metro; however under the terms of our Fifth Amended and Restated Credit Agreement, as amended, we do not have the ability to provide further financial support to North Metro. Since acquiring 50% of the venture, Black Diamond has hired a management company to run the day-to-day operations, and on March 2, 2009, removed the board seat held by MTR-Harness, Inc. from North Metro's board of directors. Our interest in North Metro is pledged to Black Diamond as collateral for the construction loan.

        On October 31, 2008, the Black Diamond credit agreement was amended to provide for additional loans to North Metro of up to $1,250,000 (with the making of such additional loans being subject to Black Diamond's sole and absolute discretion). Concurrently, Black Diamond lent North Metro an additional $650,000, of which $430,313 was applied to pay Black Diamond interest in arrears and of which $219,687 was lent to North Metro for additional working capital. On November 3, 2008, Black Diamond and MTR-Harness entered into a Forbearance Agreement pursuant to which Black Diamond agreed not to enforce, until November 25, 2008, its rights under the Black Diamond credit agreement arising from the failure of North Metro to satisfy certain financial covenants, including the satisfaction of a minimum EBITDA threshold, a maximum leverage threshold, and a minimum cash requirement. On November 24, 2008, Black Diamond and MTR-Harness entered into an additional Forbearance Agreement pursuant to which Black Diamond agreed not to enforce, prior to January 19, 2009, its rights under the Black Diamond credit agreement arising from the failure of North Metro to satisfy certain financial covenants, including the satisfaction of a minimum EBITDA threshold, a maximum leverage threshold, and a minimum cash requirement. While Black Diamond has reserved all rights under the credit agreement, it has not taken any action with respect to MTR-Harness or the Company (other than the removal of MTR-Harness' board seat from North Metro's board of directors.

        Based upon the current default under the Black Diamond credit agreement (subject to the above-mentioned Forbearance Agreement then in effect), Black Diamond's transaction with Southwest and our inability to provide further funding to North Metro, we determined that there is substantial doubt as to whether we can recover our investment in North Metro. Accordingly, during 2008 we recorded impairment losses in the aggregate amount of $8.7 million (for which a tax benefit could not be recognized). In addition, because Black Diamond has not called our $1 million guarantee in whole or in part, and given the relief provided by Black Diamond to Southwest relative to their guarantee, we do not believe that payment of the guarantee is probable at this time. Accordingly, as of December 31, 2008, we have not recorded this obligation.

        Jackson Harness Raceway is located on property leased from Jackson County, Michigan on the Jackson County Fairgrounds through December 31, 2012. Rentals include certain base amounts, subject to annual increases, as well as percentages of live and simulcasting parimutuel wagering handle. The minimum combined live and simulcast rental is $85,000. We are also required to make certain capital expenditures during the course of the lease. In connection with Jackson Trotting's closure of racing and simulcast wagering operations on December 4, 2008, we accrued the remaining obligations with respect to the leases and capital expenditures, which amounted to $0.6 million at December 31, 2008.

        In connection with our original acquisition of Binion's on March 11, 2004, we obtained title to the property and equipment, free and clear of all debts, subject to increase by $5.0 million if, at the termination of the Joint Operating License Agreement, Harrah's achieved certain operational milestones. We do not believe that Harrah's achieved the specified operational milestones and therefore did not pay the $5 million. Legal proceedings were initiated and the parties have agreed in principal to settle this matter for $1.75 million with payment to be made upon settlement of all other accounts between the parties. The previously established accrual of the $5 million as additional purchase price was reduced to $1.75 million at December 31, 2007. See Note 8 to our consolidated financial statements which are included elsewhere in this report for additional information about this matter. Also in connection with our original acquisition of Binion's, we provided limited guarantees, which reduce each month as rental payments are made on certain land leases, some of which expired in March 2008, and three of which remained in effect. One of those three (approximately $0.6 million) expires in March 2009 and the two remaining leases (totaling approximately $2.0 million) expire in March 2010. However, in connection with the January 2009 settlement of the post-closing purchase price adjustment with TLC Casino Enterprises, Inc., we deposited approximately $1.5 million in an escrow account that will be used to pay a portion of these land lease obligations that have been guaranteed by the Company.

        In connection with planned infrastructure improvements at Presque Isle Downs, we were required to establish an escrow deposit in 2006 for the benefit of the Pennsylvania Department of Transportation of approximately $5 million. Approximately $4.0 million was returned to us through 2008. At December 31, 2008, the deposit amounted to approximately $1.0 million, which will be fully returned to us by November 2009.

        Upon commencement of slot operations at Presque Isle Downs, the Pennsylvania Gaming Control Board advised Presque Isle Downs that it would receive a one time assessment of $0.8 million required of each slot machine licensee after commencement of gaming operations. These funds are a prepayment toward the total borrowings of the Pennsylvania Gaming Control Board, Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the borrowers"), required to fund the costs incurred as a result of gaming operations. Once all of Pennsylvania's fourteen slot machine licensees are operational, the Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of the total borrowings incurred by the borrowers, as a result of gaming operations. The amount to be assessed to Presque Isle Downs is unknown at this time but is likely to exceed the $0.8 million previously advanced.

        We have financed development and construction costs of Presque Isle Downs and other capital expenditures with cash flow from operations, borrowings under our credit facility and cash on hand, including the remaining proceeds of our senior subordinated notes, and equipment financing arrangements. At December 31, 2008, approximately $0.7 million of liabilities is outstanding relating to construction and development. We anticipate that this amount and our capital requirements for 2009, which are estimated to be no more than approximately $16.7 million, will be financed with cash on hand, cash flow from operations, proceeds from the sale of non-core assets, and, to the extent necessary, availability under our credit facility (which is approximately $5.3 million subject to mandatory scheduled commitment reductions). As previously discussed, we are currently evaluating our financing options and are in discussions with our lenders and advisors with respect to our credit facility and senior unsecured notes.

        We have entered into an agreement with the Summit Township Industrial and Economic Development Authority ("STIEDA") pursuant to which the Authority has agreed to apply to Erie County for certain grants contemplated by the gaming act, which would be used to fund, initially, up to $14.4 million of agreed upon on- and off-site infrastructure improvements. STIEDA has submitted applications to Erie County for the funds subject to the agreement. However, to date such funds have not been released and STIEDA has filed litigation against Erie County to force it to make distributions to fund the submitted grant requests. Erie County had taken the position that the gaming act did not permit or require distributions to municipalities, such as Summit Township, to defray infrastructure costs incident to hosting a casino. On August 4, 2008, the Erie County Court of Common Pleas ruled in favor of STIEDA and ordered Erie County to distribute certain revenue collected from casino operations to fund proper grant requests. Specifically, the court ruled that the County, through its revenue authority must distribute "restricted funds," as defined in the Gaming Act "to fund the costs of human services, infrastructure improvements, facilities, emergency services, or health and public safety expenses associated solely with the operation of Presque Isle Downs & Casino." STIEDA submitted the grant request to the newly formed Erie County Gaming Revenue Authority ("ECGRA"), seeking reimbursement for such qualifying infrastructure improvements as roads and bridges incident to the operation of Presque Isle Downs. In March 2009, based on the ECGRA's conclusion that STIEDA's grant request did not satisfy the Court's standard, Erie County adopted an ordinance for the distribution of the restricted funds that effectively denied STIEDA's grant application. We believe that the County acted arbitrarily and in violation of the Court's August 4, 2008 order. We are currently evaluating our options with respect to further pursuit of these reimbursements.

        In October 2004, we acquired 229 acres of real property, known as the International Paper site, as an alternative site to build Presque Isle Downs. In October 2005, we sold all but approximately 24 acres of this site for $4.0 million to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is managed by the municipality (the "GEIDC"). Although the sales agreement was subject to, among other things, our release (by International Paper Company and the Pennsylvania Department of Environmental Protection (the "PaDEP") from our obligations under the consent order (as discussed below), we waived this closing condition.

        In connection with the acquisition of the International Paper site, we entered into a consent order with the PaDEP regarding a proposed environmental remediation plan for the site. The proposed plan was based upon a "baseline environmental report" and it was estimated that such remediation would cost approximately $3.0 million. The GEIDC assumed primary responsibility for the obligations under the consent order relating to the property they acquired. The GEIDC has agreed to indemnify us from any breach by the GEIDC of its obligation under the consent order. However, we have been advised by the PaDEP that we have not been released from liability and responsibility under the consent order. The GEIDC has remediated a portion of the site and PaDEP has approved a plan for the remediation of the remainder of the site. A revised estimate of the remaining remediation costs cannot be determined at this time since such a determination will be dependent upon the remaining development activities of the GEIDC.

        We have been advised by the GEIDC that the GEIDC claims that Presque Isle Downs is obligated to supply approximately 50,500 cubic yards of "clean fill dirt" for the parcel of land of the International Paper site that was previously sold to the GEIDC. Presque Isle Downs has taken the position that it has no such obligation because (i) any such agreement contained in the purchase agreement was merged into the deed delivered at the time of the sale; and (ii) the GEIDC had expressly waived this requirement.

        We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in greater detail in "Item 3. Legal Proceedings" and Note 8 to our consolidated financial statements, which are included elsewhere in this report.

 Employment, Consulting and Deferred Compensation Agreements:

        On September 19, 2008, we appointed Robert F. Griffin as the Company's new President and Chief Executive Officer and on September 23, 2008, entered into a two-year employment agreement that commenced November 1, 2008. The agreement provides for an annual base salary of $550,000 and certain other benefits. Pursuant to the agreement, Mr. Griffin is also entitled to annual incentive compensation of no less than 30% of his base compensation. The agreement also provides for the grant of options to purchase 150,000 shares of our common stock, subject to certain vesting and other provisions. In the event of termination of employment in connection with a change of control as defined in the agreement, Mr. Griffin would receive a severance payment as follows: (i) an amount equal to two times Mr. Griffin's then applicable base compensation, (ii) an amount equal to the highest amount of annual incentive compensation paid to Mr. Griffin with respect to either the first or second full calendar year immediately preceding the effective date of the termination (or as otherwise stipulated in the agreement); and (iii) an additional monthly amount so that Mr. Griffin shall be able to receive certain health benefits coverage as provided by the agreement. The agreement also provides that upon a change in control all unvested stock options shall vest and all stock options that must be exercised shall be exercisable in accordance with the terms of the applicable Non-Qualified Stock Option Agreement.

        On October 15, 2008, we entered into the second amendment of the employment agreement with Edson R. Arneault pursuant to which Mr. Arneault's employment agreement expired on October 31, 2008, instead of December 31, 2008, as originally provided, and Mr. Arneault ceased to be employed as the Company's President and Chief Executive Officer on October 31, 2008. The amendment provides that Mr. Arneault will receive the following consideration in lieu of any and all payments that would otherwise become due and payable to him under his employment agreement (except as otherwise provided in the amendment): (i) the corporate residence and associated real property and furnishings in New Cumberland, West Virginia; (ii) Mr. Arneault's office furnishings at the Company's headquarters, (iii) a bonus payment of $400,000 less applicable taxes and authorized deductions; (iv) certain other compensation and expense reimbursement pursuant to the employment agreement through the date of termination; and (v) deferred amounts of approximately $11.5 million held in a rabbi trust with earnings on such amounts.

        On October 15, 2008, we also entered into a consulting agreement with Mr. Arneault effective November 1, 2008, and continuing for a period of 30 months during which Mr. Arneault will assist with the transition to Mr. Griffin, who became President and Chief Executive Officer on November 1, 2008, and provide other services set forth in the consulting agreement. The consulting agreement provides that Mr. Arneault will provide up to 400 hours of his time per year and we will pay Mr. Arneault a consulting fee of $512,000 per year and also provide for the payment of certain expenses incurred by Mr. Arneault in connection with his providing services to the Company. During the 30-month period, Mr. Arneault will not, directly or indirectly, own, operate, join, control, participate in or be connected as an officer, director, employee, partner, stockholder, consultant or otherwise, any gaming business within 150 miles of any facility currently owned or leased by the Company.

        On October 19, 2006, we also entered into an amendment to the deferred compensation agreement with Mr. Arneault dated as of January 1, 1999. The amendment provides that if Mr. Arneault's employment is terminated other than for cause or good reason, as defined, or if the new employment agreement expires, we will pay the premiums for insurance policies underlying the deferred compensation agreement until Mr. Arneault reaches the age of sixty-five (65). Pursuant to the terms of this agreement, we previously purchased a split-dollar life insurance policy on Mr. Arneault's life (face amount of $4.7 million and annual premium of $150,000). The Company is the owner and beneficiary of the policy. As a result of an amendment to the deferred compensation agreement dated May 4, 2005, we no longer have a liability to Mr. Arneault under the aforementioned agreement.

        We entered into various employment agreements during 2008 and 2007 with other employees. We also entered into an additional deferred compensation agreement dated June 1999 whereby we purchased life insurance on a former employee's life (aggregate face amount of $856,000 and aggregate annual premiums of $37,000). The Company is the owner and beneficiary of the policy. However, on March 10, 2009, the Company and the former employee agreed to rescind the agreement.

        Subject to our ability to refinance, as previously discussed, our senior unsecured notes prior by January 2, 2010, or obtain an extension of the date of the required financing and correspondingly, the accelerated maturity date of amounts outstanding under our senior secured revolving credit facility, and our credit agreement by March 31, 2010, management believes that our cash balances, cash flow from operations, proceeds from the sale of non-core assets and availability under our credit facility (approximately $5.3 million subject to mandatory scheduled commitment reductions) will be sufficient to cover any capital required to fund maturing debt obligations and any other contemplated capital expenditures and short-term funding requirements for the next twelve months. We are exploring the potential sale or disposal of our non-core assets, for which we may utilize the net proceeds from such sales to reduce amounts outstanding under our credit facility. Furthermore, any reimbursements we receive from STIEDA would also be available to reduce amounts outstanding under our credit facility.

        New competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See "Item 1A. Risk Factors—Risks Related to Our Business" which is included elsewhere in this report for a description of certain circumstances that may affect our sources of liquidity. Furthermore, if we seek to pursue additional expansion projects or acquire new properties, we would likely require additional financing.

        In order to borrow additional amounts that would be subordinated to amounts under the credit agreement, we must satisfy the debt incurrence tests provided by the credit agreement, and for amounts in excess of the amended permitted debt basket and the $10 million other permitted indebtedness basket under the indentures governing the senior unsecured notes and senior subordinated notes (subject to limitations under the credit agreement), we must either satisfy the debt incurrence tests provided by the indentures or obtain the prior consents of the holders of at least a majority in aggregate principal amount of those notes that are not owned by the Company or any of its affiliates. Currently, our borrowings under the credit facility are limited to a total of $107.3 million, subject to further mandatory scheduled commitment reductions of 2.5% per quarter that commenced December 22, 2008 through September 22, 2009, and 5% for the quarter ending December 31, 2009.

        Our level of indebtedness and our working capital present other risks to investors, including the possibility that we may be unable to generate cash sufficient to pay the principal of and interest on our indebtedness when due; and that we may not be able to meet tests and covenants of such debt agreements and achieve satisfactory resolution of such non-compliance with the lenders. In such an event, the holders of our indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and proceed against any collateral securing such indebtedness. These actions could limit our ability to borrow additional funds and would likely have a material adverse effect on our business and results of operations. In June 2008, Moody's Investor Service downgraded the Company's credit rating, and in August 2008, Standard & Poor's also downgraded the Company's credit rating. The debt rating downgrades do not impact the terms of borrowings under our senior secured revolving credit facility, the senior unsecured notes or the senior subordinated notes. However, a further debt rating downgrade could impact the terms of and our ability to refinance existing debt or to obtain new financing, particularly in light of the downturn in the national and worldwide economies and the current state of the credit markets. Additionally, changes in the regulatory environment or restriction on or prohibition of our gaming or racing operations, whether arising out of legislation or litigation, could have a material adverse effect on our liquidity. See "Item 1A. Risk Factors—Risks Related to Our Business" which is included elsewhere in this report.

        We also cannot assure you that estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds and increased difficulties with respect to our ability to raise such funds. See "Item 1A. Risk Factors—Risks Related to Our Business" which is included elsewhere in this report.

Regulation and Taxes:

        We are subject to extensive regulation by the State of West Virginia Racing and Lottery Commissions, the Pennsylvania Racing Commission and Gaming Authorities and the Ohio Racing Commission. Change in applicable laws or regulations could have a significant impact on our operations.

        The gaming industry represents a significant source of tax revenues, particularly to the States of West Virginia and Pennsylvania and their counties and municipalities. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming and racing industry. Changes in the tax laws or administration of those laws, if adopted, could have a material adverse effect on our business, financial condition and results of operations. However, it is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. We believe that recorded tax balances are adequate.

Outstanding Options:

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

        As of March 13, 2009, there were outstanding options to purchase 1,483,800 shares of our common stock. If all such stock options were exercised, we would receive proceeds of approximately $11.5 million. We utilize the treasury stock method in determining the dilutive effect of outstanding stock options. Our basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

Critical Accounting Policies

        Our significant accounting policies are included in Note 2 to our consolidated financial statements which are included elsewhere in this report. These policies, along with the underlying assumptions and judgments made by our management in their application, have a significant impact on our consolidated financial statements.

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

        Impairment of Long-Lived Assets and Intangibles.    In accordance with Statement of Financial Accounting Standards "(SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), we reviewed the carrying value of our long-lived assets (including goodwill) whenever events or changes in circumstances indicate that such carrying values may not be recoverable annually. Unforeseen events, changes in circumstances and market conditions and material differences in estimates of future cash flows could negatively affect the fair value of our assets and result in an impairment charge. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties. Fair value can be estimated utilizing a number of techniques including quoted market prices, prices for comparable assets, or other valuation processes involving estimates of cash flows, multiples of earnings or revenues. During 2008, we performed the annual impairment tests of goodwill and indefinite-lived intangible assets. As a result of these tests, we determined that there was no impairment of goodwill or indefinite-lived intangible assets, other than that related to Jackson Harness Raceway, as discussed previously.

        Frequent Players Program.    We offer programs whereby our participating patrons can accumulate points for wagering that can be redeemed for lodging, food and beverage, merchandise and cash. Based upon the historical point redemptions of frequent player program points, we record an estimated liability for the redemption of earned but unredeemed points. This liability can be impacted by changes in the programs, increases in membership and changes in the redemption patterns of our participating patrons. In late June 2008, we implemented a single frequent player's reward program for use at both Mountaineer and Presque Isle Downs.

        Income Taxes.    We account for our income taxes in accordance with SFAS 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income taxes reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance, when determined to be necessary, is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations. The Company and its subsidiaries file a consolidated federal income tax return. We are no longer subject to federal and state income tax examinations for years before 2005.

        Effective January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Tax Positions—an Interpretation of SFAS No. 109 ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax positions are recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 also requires that amounts recognized in the balance sheet related to uncertain tax positions be classified as a current or noncurrent liability, based upon the expected timing of the payment to a taxing authority. The cumulative effect of adopting FIN 48 increased total assets by $582,000 and total liabilities by $986,000, and decreased total shareholders' equity by $404,000.

        Stock-Based Compensation.    We account for stock-based compensation in accordance with SFAS 23(R), Share-Based Payment ("SFAS 123(R)"), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values and that compensation expense be recognized for awards over the requisite service period of the award or to an employee's eligible retirement date, if earlier. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

        Fair Value Measurements.    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). The statement provides guidance for measuring the fair value of assets and liabilities and requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability and provides additional guidelines to consider in determining the market-based measurement. In February 2008, the FASB delayed the effective date of SFAS 157 until January 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at least annually. We adopted SFAS 157 on January 1, 2008 for financial assets and financial liabilities, and there was no impact from the adoption of SFAS 157 to our consolidated financial statements. We do not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. However, with the issuance of the fixed rate senior unsecured notes in March 2003 and senior subordinated notes in May 2006, our exposure to interest rate changes will be limited to amounts which may be outstanding under the $125 million Fifth Amended and Restated Credit Agreement, as amended, subject to mandatory scheduled commitment reductions (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included elsewhere in this report).

        Depending upon the amounts outstanding under the Fifth Amended and Restated Credit Agreement, as amended, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $1,019,000.

        At December 31, 2008, the fair value of our senior secured revolving credit facility and other long-term debt approximates the carrying value, except for our $130 million senior unsecured notes and $125 million senior subordinated notes for which the fair value was determined based upon market quotes. The aggregate fair value of the senior unsecured notes and senior subordinated notes was $166.5 million at December 31, 2008.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements and accompanying footnotes are set forth on pages F-1 through F-41 of this report.

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

        Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008. They have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized, evaluated and reported within the time periods specified in SEC rules and forms.

        In connection with management's assessment of the Company's internal controls over financial reporting as of December 31, 2007, as discussed in Item 9A of the Form 10-K for the year ended December 31, 2007, management identified a material weakness in controls related to the Company's consolidated financial statement close process specific to not preparing its consolidated financial statements in a timely manner. Management believes the necessary steps have been implemented to refine the operation of internal controls at certain stages of the financial statement close process, including the monthly close of significant operating subsidiaries and preparation of certain consolidated financial statement information, and that the material weakness discussed in Management's Report on Internal Control in the Form 10-K for the year ended December 31, 2007, has been remediated during the completion of our financial statement close process for the year ended December 31, 2008.

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

        Management conducted an evaluation and assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation and assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2008, to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting. Ernst & Young's attestation report on the Company's internal control over financial reporting is included in this report.

Changes in Internal Controls

        Except for the final remediation of the material weakness identified as of December 31, 2007, there were no significant changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT of INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
MTR Gaming Group, Inc. and Subsidiaries

        We have audited MTR Gaming Group, Inc's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MTR Gaming Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting and appearing in the accompanying Item 9A Controls and Procedures. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, MTR Gaming Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MTR Gaming Group, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2008 of MTR Gaming Group, Inc. and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Pittsburgh, Pennsylvania March 16, 2009

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information required by this Item will be set forth in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders (our "Proxy Statement") or Form 10-K/A to be filed with the Securities and Exchange Commission no later than April 30, 2009, and is incorporated herein by reference.

        We have adopted a code of ethics and business conduct applicable to all directors and employees, including the chief executive officer, chief financial officer and chief accounting officer. The code of ethics and business conduct is posted on our website, http://www.mtrgaming.com (accessible through the "Corporate Governance" caption of the Investor Relations page) and a printed copy will be delivered on request by writing to the corporate secretary at MTR Gaming Group, Inc., c/o corporate secretary, P.O. 358, Chester, West Virginia, 26034. We intend to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of its code of ethics and business conduct by posting such information on our website.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required by this Item will be set forth in our Proxy Statement or Form 10-K/A to be filed with the Securities and Exchange Commission no later than April 30, 2009, and is incorporated herein by reference.

ITEM 12.    STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this Item will be set forth in our Proxy Statement or Form 10-K/A to be filed with the Securities and Exchange Commission no later than April 30, 2009, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

        The information required by this Item will be set forth in our Proxy Statement or Form 10-K/A to be filed with the Securities and Exchange Commission no later than April 30, 2009, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information required by this Item will be set forth in our Proxy Statement or Form 10-K/A to be filed with the Securities and Exchange Commission no later than April 30, 2009, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL SCHEDULES.

(a)
Financial Statements (Included in Part II of this report):
(b)
Financial Statements Schedules (Included in Part IV of this report):

        Schedule II—Valuation Allowances for the years ended December 31, 2008, 2007, and 2006.

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

EXHIBIT NO.	ITEM TITLE
4.5	Supplemental Indenture dated as of January 11, 2006 by and between Jackson Racing, Inc., as Additional Guarantor, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to our report on Form 10-K filed March 29, 2006).
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
4.10
Supplemental Indenture to Indenture dated May 25, 2006 by and among the Company, certain wholly-owned subsidiaries of the Company (as Guarantors) and Wells Fargo Bank, N.A. (as Trustee) dated June 1, 2007 (incorporated by reference to our report on Form 8-K filed June 4, 2007).
4.11
Supplemental Indenture dated June 15, 2007, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of March 25, 2003 (incorporated by reference to our report on Form 8-K filed June 18, 2007).
4.12
Supplemental Indenture dated June 15, 2007, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of May 25, 2006 (incorporated by reference to our report on Form 8-K filed June 18, 2007).
4.13
Supplemental Indenture dated March 7, 2008, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of March 25, 2003 (incorporated by reference to our report on Form 10-K filed April 13, 2008).
4.14
Supplemental Indenture dated March 7, 2008, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of May 25, 2006 (incorporated by reference to our report on Form 10-K filed April 13, 2008).
4.15
Instrument of Resignation, Appointment and Acceptance dated as of June 26, 2008, executed by the Company, Wells Fargo Bank, National Association, and Wilmington Trust Company (incorporated by reference to our report on Form 10-Q filed August 8, 2008).
10.1	MTR Gaming Group, Inc. 2002 Employee Stock Incentive Plan (incorporated by reference to our report on Form 10-Q for the quarter ended September 30, 2002).
10.2	Agreement dated November 1, 2008 between Mountaineer Park, Inc. and Racetrack Employees Union Local No. 101 [Schedules omitted] (filed herewith).

EXHIBIT NO.	ITEM TITLE
10.3	Member Control Agreement of North Metro Harness Initiative, LLC dated as of June 8, 2004 by and among Southwest Casino and Hotel Corp., MTR-Harness, LLC, and MTR Gaming Group, Inc. (incorporated by reference to our report on Form 10-Q for the quarter ended June 30, 2004).
10.4	2004 Stock Incentive Plan (Incorporated by reference to our Proxy Statement filed June 18, 2004).
10.5	2005 Stock Incentive Plan (incorporated by reference to our Proxy Statement filed June 17, 2005).
10.6
Universal Lease Agreement dated December 5, 2005 by and between Jackson Trotting Association, LLC and Jackson County Fairgrounds (incorporated by reference to our report on Form 10-K for the year ended December 31, 2005).
10.7	Employment Agreement dated October 19, 2006, by and between the Company and Edson R. Arneault (incorporated by reference to our report on Form 8-K filed October 24, 2006).
10.8	First Amendment to Employment Agreement dated as of August 28, 2008, by and between the Company and Edson R. Arneault (filed herewith).
10.9	Second Amendment to Employment Agreement dated as of October 15, 2008, by and between the Company and Edson R. Arneault (filed herewith).
10.10	Consulting Agreement dated as of October 15, 2008, by and between the Company and Edson R. Arneault (filed herewith).
10.11
Second Amendment to Deferred Compensation Agreement dated October 19, 2006, by and between the Company and Edson R. Arneault (incorporated by reference to our report on Form 8-K filed October 24, 2006).
10.12
Agreement dated December 16, 2006 by and between Mountaineer Park, Inc. and Mountaineer Park Horsemen's Benevolent and Protective Association, Inc. (incorporated by reference to our report on Form 10-K filed April 2, 2007).
10.13
Agreement dated February 22, 2007 by and between Presque Isle Downs, Inc. and the Pennsylvania Horsemen's Benevolent and Protective Association Inc. (incorporated by reference to our report on Form 10-K filed April 2, 2007).
10.14
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
10.15
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

EXHIBIT NO.	ITEM TITLE
10.16	Second Amendment to Fifth Amended and Restated Credit Agreement dated March 31, 2008 by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to our report on Form 10-K filed April 13, 2008).
10.17
Fourth Amendment to Fifth Amended and Restated Credit Agreement dated December 19, 2008, by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc., and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to our report on Form 10-K filed December 19, 2008).
10.18
Revolving Credit Note dated March 31, 2008, executed by the Company, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (incorporated by reference to our report on Form 10-K filed April 3, 2008).
10.19	Stock Purchase Agreement dated June 26, 2007, by and between the Company and TLC Casino Enterprises, Inc. (incorporated by reference to our report on Form 8-K filed June 18, 2007).
10.20	Employment Agreement dated August 15, 2007, executed by the Company and John W. Bittner, Jr. (incorporated by reference to our report on Form 10-Q for the quarter ended September 30, 2007).
10.21	Amendment to Employment Agreement dated September 8, 2008, by and between the Company and John W. Bittner, Jr. (filed herewith).
10.22	Employment Agreement dated August 15, 2007, executed by the Company and Patrick J. Arneault (incorporated by reference to our report on Form 10-Q for the quarter ended September 30, 2007).
10.23	Amendment to Employment Agreement dated September 8, 2008 by and between the Company and Patrick J. Arneault (filed herewith).
10.24	2007 Stock Incentive Plan (incorporated by reference to our Proxy Statement filed April 30, 2007).
10.25	Asset Purchase and Sale Agreement dated January 11, 2008, by and between the Company and Lucky Lucy D LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.26	Real Property Purchase and Sale Agreement dated January 11, 2008, by and between the Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.27	Master Lease dated January 11, 2008, by and between Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.28	Termination Agreement dated January 11, 2008, by and between Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.29
Amendment dated February 29, 2008, to Stock Purchase Agreement dated June 26, 2007, by and among the Company and TLC Casino Enterprises, Inc. (incorporated by reference to our report on Form 8-K filed March 6, 2008).

EXHIBIT NO.	ITEM TITLE
10.30	Employment Agreement dated May 15, 2008, by and between the Company and David R. Hughes (incorporated by reference to our report on Form 10-Q filed on August 8, 2008).
10.31	Amendment to Employment Agreement dated October 16, 2008, by and between the Company and David R. Hughes (filed herewith).
14.1	Code of Ethics and Business Conduct of the Company (incorporated by reference to our report on Form 10-K for the year ended December 31, 2003).
14.2	Amendment to the Company's Code of Ethics and Business Conduct (incorporated by reference to our report on Form 8-K filed April 24, 2007).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Certification of Robert F. Griffin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of David R. Hughes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Robert F. Griffin in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of David R. Hughes in accordance with 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MTR GAMING GROUP, INC.
By:	/s/ ROBERT F. GRIFFIN Robert F. Griffin President and Chief Executive Officer

Date: March 16, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Capacity

/s/ ROBERT F. GRIFFIN Robert F. Griffin	President and Chief Executive Officer	March 16, 2009
/s/ JEFFREY P. JACOBS Jeffrey P. Jacobs	Chairman	March 16, 2009
/s/ ROBERT A. BLATT Robert A. Blatt	Director	March 16, 2009
/s/ JAMES V. STANTON James V. Stanton	Director	March 16, 2009
/s/ DONALD J. DUFFY Donald J. Duffy	Director	March 16, 2009
/s/ LC GREENWOOD LC Greenwood	Director	March 16, 2009
/s/ RICHARD DELATORE Richard Delatore	Director	March 16, 2009

Signature	Capacity

/s/ RAYMOND K. LEE Raymond K. Lee	Director	March 16, 2009
/s/ STEVEN M. BILLICK Steven M. Billick	Director	March 16, 2009
/s/ STANLEY R. GOROM III Stanley R. Gorom III	Director	March 16, 2009
/s/ DAVID R. HUGHES David R. Hughes	Corporate Executive Vice President and Chief Financial Officer	March 16, 2009
/s/ JOHN W. BITTNER, JR. John W. Bittner, Jr.	Executive Vice President of Finance and Accounting	March 16, 2009
/s/ KENNETH P. ZERN Kenneth P. Zern	Chief Accounting Officer	March 16, 2009

MTR GAMING GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
MTR Gaming Group, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of MTR Gaming Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MTR Gaming Group, Inc. at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, effective January 1, 2007.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MTR Gaming Group, Inc's. internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Pittsburgh, Pennsylvania March 16, 2009

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$29,011	$31,045
Restricted cash	929	560
Accounts receivable, net of allowance for doubtful accounts of $125 in 2008 and $92 in 2007	7,717	10,050
Inventories	4,445	4,407
Deferred financing costs	4,444	3,203
Prepaid income taxes	7,059	851
Deferred income taxes	1,397	1,427
Prepaid expenses and other current assets	4,528	5,089
Assets held for deferred compensation	11,529	—
Assets of discontinued operations	36	18
Assets held for sale	—	3,290

Total current assets	71,095	59,940
Property and equipment, net	367,769	388,772
Goodwill	1,985	2,145
Other intangibles	68,819	69,043
Deferred financing costs, net of current portion	2,499	8,123
Equity method investment	—	11,609
Deposits and other	14,815	25,748
Assets of discontinued operations	728	3,292
Assets held for sale	—	42,648

Total assets	$527,710	$611,320

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,874	$8,835
Accounts payable—gaming taxes and assessments	6,848	9,446
Accrued payroll and payroll taxes	3,220	4,718
Accrued interest	4,933	6,456
Other accrued liabilities	14,680	11,575
Construction project liabilities	1,048	4,225
Deferred compensation	11,547	—
Current portion of long-term debt and capital lease obligations	20,498	11,008
Liabilities of discontinued operations	1,040	447
Liabilities held for sale	—	4,881

Total current liabilities	70,688	61,591
Long-term debt and capital lease obligations, net of current portion	357,112	420,520
Long-term deferred compensation	663	10,545
Deferred income taxes	3,644	896
Liabilities of discontinued operations	—	43
Liabilities held for sale	—	5,273

Total liabilities	432,107	498,868
Minority interest of discontinued operations	202	305
Commitments and contingencies	—	—
Shareholders' equity:
Common stock, $.00001 par value; 50,000,000 shares authorized; 27,475,260 shares issued and outstanding at December 31, 2008 and 2007	—	—
Additional paid-in capital	61,774	60,478
Retained earnings	34,013	51,724
Accumulated other comprehensive loss	(386)	(55)

Total shareholders' equity	95,401	112,147

Total liabilities and shareholders' equity	$527,710	$611,320

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Revenues:
Gaming	$418,055	$370,956	$259,098
Parimutuel commissions	14,449	13,321	12,988
Food, beverage and lodging	35,963	29,449	22,320
Other	10,305	8,088	7,806

Total revenues	478,772	421,814	302,212
Less promotional allowances	(7,921)	(5,968)	(4,432)

Net revenues	470,851	415,846	297,780

Operating expenses:
Costs of operating departments:
Gaming	265,115	232,487	156,472
Parimutuel commissions	14,170	11,666	10,045
Food, beverage and lodging	28,767	25,228	15,595
Other	8,799	7,099	7,210
Marketing and promotions	15,864	17,621	8,719
General and administrative	67,176	61,663	48,145
Depreciation	29,839	27,793	20,101
Loss on disposal of property, net	2,956	133	245
Project opening costs	—	5,578	2,268

Total operating expenses	432,686	389,268	268,800

Operating income	38,165	26,578	28,980
Other (expense) income:
Equity in loss of unconsolidated joint venture (including impairment loss of $8,750 in 2008)	(12,300)	(234)	—
Interest income	244	398	1,960
Interest expense	(40,764)	(34,774)	(17,047)
Loss on debt modification	(3,820)	—	—

(Loss) income from continuing operations before income taxes and minority interest	(18,475)	(8,032)	13,893
Benefit (provision) for income taxes	3,197	2,020	(6,656)

(Loss) income from continuing operations before minority interest	(15,278)	(6,012)	7,237
Minority interest	—	144	170

(Loss) income from continuing operations	(15,278)	(5,868)	7,407
Discontinued operations:
Loss from discontinued operations before income taxes	(3,861)	(8,457)	(4,514)
Benefit for income taxes	1,428	2,966	1,553

Loss from discontinued operations	(2,433)	(5,491)	(2,961)

Net (loss) income	$(17,711)	$(11,359)	4,446

Net (loss) income per share—basic:
Continuing operations	$(0.56)	$(0.21)	$0.27
Discontinued operations	(0.09)	(0.20)	(0.11)

Basic net (loss) income per share	$(0.65)	$(0.41)	$0.16

Net (loss) income per share—diluted:
Continuing operations	$(0.56)	$(0.21)	$0.27
Discontinued operations	(0.09)	(0.20)	(0.11)

Diluted net (loss) income per share	$(0.65)	$(0.41)	$0.16

Weighted average number of shares outstanding:
Basic	27,475,260	27,537,785	27,483,392

Diluted	27,475,260	27,537,785	27,764,688

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(dollars in thousands)

	Common Stock
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balances, January 1, 2006	27,444,676	$—	$61,376	$59,600	$—	$120,976
Net income	—	—	—	4,446	—	4,446
Pension other comprehensive loss, net of tax of $25	—	—	—	—	(47)	(47)

Comprehensive income						4,399
Shares issued from exercise of stock options, including excess tax benefits of $79	60,850	—	488	—	—	488
Stock-based compensation	—	—	157	—	—	157
Stock option (162(m)) tax adjustment (Note 13)	—	—	(3,036)	—	—	(3,036)

Balances, December 31, 2006	27,505,526	—	58,985	64,046	(47)	122,984
Net loss	—	—	—	(11,359)	—	(11,359)
Pension other comprehensive loss, net of tax of $4	—	—	—	—	(8)	(8)

Comprehensive loss						(11,367)
Shares issued from exercise of stock options, including excess tax benefits of $54	54,734	—	544	—	—	544
Purchase and retirement of treasury stock	(85,000)	—	(97)	(559)	—	(656)
Stock-based compensation	—	—	1,046	—	—	1,046
Adoption of Accounting Standard–FIN 48	—	—	—	(404)	—	(404)

Balances, December 31, 2007	27,475,260	—	60,478	51,724	(55)	112,147
Net loss	—	—	—	(17,711)	—	(17,711)
Pension other comprehensive loss, net of tax of $178	—	—	—	—	(331)	(331)

Comprehensive loss						(18,042)
Stock-based compensation	—	—	1,296	—	—	1,296

Balances, December 31, 2008	27,475,260	$—	$61,774	$34,013	$(386)	$95,401

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(17,711)	$(11,359)	$4,446
Adjustments to reconcile net income to net cash provided by net operating activities:
Depreciation	29,839	27,793	20,101
Amortization of deferred financing fees	4,299	2,983	2,432
Loss on debt modification	3,820	—	—
Impairment loss	8,750	—	—
Bad debt expense	37	16	164
Stock compensation expense	1,296	1,046	157
Deferred income taxes	3,597	(2,854)	(4,982)
Increase in long-term deferred compensation	1,665	861	1,633
Loss on disposal of property	2,956	133	245
Minority interest	—	(202)	(245)
Equity in loss of unconsolidated joint venture	3,550	234	—
Change in operating assets and liabilities:
Accounts receivable	2,316	(2,901)	(549)
Prepaid income taxes	(6,208)	(851)	1,345
Other current assets	(10,869)	(2,951)	(1,402)
Accounts payable	(1,961)	(820)	1,487
Accrued liabilities	(8,193)	636	11,154

Net cash provided by continuing operating activities	17,183	11,764	35,986
Net cash (used in) provided by discontinued operating activities	(2,490)	3,216	6,220

Net cash provided by operating activities	14,693	14,980	42,206

Cash flows from investing activities:
(Increase) decrease in restricted cash	(369)	(170)	23
Payment of Presque Isle Downs' slot license fee	—	(51,142)	—
Investment in Jackson Trotting Association, LLC	—	—	—
Investment in North Metro Harness Initiative, LLC	(499)	—	—
Purchase of off-track wagering facility	160	(7,104)	—
Decrease (increase) in deposits and other	11,157	(14,641)	(8,150)
Short-term investments	—	12,657	(12,657)
Contribution from minority interest holders	—	2,352	2,656
Proceeds from the sale of the Ramada Inn and Speedway Casino	12,818	—	—
Proceeds from the sale of Binion's Gambling Hall & Hotel	28,329	—	—
Proceeds from disposal of property	1,758	—	—
Capital expenditures	(11,734)	(86,776)	(141,081)

Net cash provided by (used in) continuing investing activities	41,620	(144,824)	(159,209)
Net cash used in discontinued investing activities	(119)	(1,957)	(3,206)

Net cash provided by (used in) investing activities	41,501	(146,781)	(162,415)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(54,680)	(6,435)	(38,881)
Proceeds from issuance of long-term debt	—	158,533	38,127
Proceeds from issuance of senior subordinated notes	—	—	125,000
Financing cost paid	(3,525)	(7,797)	(5,544)
Purchase and retirement of treasury stock	—	(654)	—
Proceeds from exercise of stock options	—	490	409
Tax benefit from exercise of stock options	—	54	79

Net cash (used in) provided by continuing financing activities	(58,205)	144,191	119,190
Net cash used in discontinued financing activities	(23)	(133)	(126)

Net cash (used in) provided by financing activities	(58,228)	144,058	119,064

Net (decrease) increase in cash and cash equivalents	(2,034)	12,257	(1,145)
Less: Cash and cash equivalents related to the deconsolidation of North Metro Harness Initiative, LLC	—	(2,643)	—
Cash and cash equivalents, beginning of year	31,045	21,431	22,576

Cash and cash equivalents, end of year	$29,011	$31,045	$21,431

Cash paid during the year for:
Interest paid	$36,700	$31,435	$20,644

Income taxes (refunded) paid	$(2,421)	$4,624	$7,400

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND BASIS OF PRESENTATION

        MTR Gaming Group, Inc. (the "Company" or "we"), a Delaware corporation, owns and operates racetrack, gaming and hotel properties in West Virginia, Pennsylvania, and Ohio.

        The Company, through our wholly-owned subsidiaries, owns and operates The Mountaineer Casino, Racetrack & Resort in Chester, West Virginia; Presque Isle Downs & Casino in Erie, Pennsylvania; and Scioto Downs in Columbus, Ohio. We also own a 50% interest in North Metro Harness Initiative, LLC, which operates Running Aces Harness Park in Anoka County, Minnesota, and a 90% interest in Jackson Trotting Association, LLC.

        During 2007 and part of 2008, we owned and operated Binion's Gambling Hall & Hotel in Las Vegas, Nevada, and the Ramada Inn and Speedway Casino in North Las Vegas, Nevada. As discussed in Note 4, we sold Binion's on March 7, 2008, pursuant to a Stock Purchase Agreement executed between the Company and TLC Casino Enterprises, Inc., and on June 3, 2008, we completed the sale of the Speedway pursuant to the terms of an Asset Purchase and Sale Agreement executed between the Company and Lucky Lucy D, LLC. Reclassifications have been made to the prior period presentation to reflect the assets and liabilities of Binion's and Speedway as held for sale and the operating results and cash flows as discontinued operations.

        On December 4, 2008, Jackson Trotting Association, LLC ceased the operations of racing and simulcast wagering at Jackson Harness Raceway in Jackson, Michigan and surrendered the racing license to the Michigan Racing Commission. Accordingly, live and simulcast racing will not be scheduled in 2009. Through our wholly-owned subsidiary, Jackson Racing, Inc., we acquired a 90% interest in Jackson Trotting Association LLC in December 2005. Reclassifications have been made to the prior period presentation to reflect the assets, liabilities, operating results and cash flows of Jackson as discontinued operations.

        Presque Isle Downs commenced slot machine gaming operations on February 28, 2007, and live thoroughbred horse racing with parimutuel wagering on September 1, 2007. During 2007, we completed 25 racing dates as approved by the Pennsylvania Racing Commission and during 2008 we completed 101 racing dates.

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

Cash and Cash Equivalents

        Cash and cash equivalents include all unrestricted, highly liquid investments purchased with a remaining maturity of 90 days or less. We maintain cash and cash equivalents with various financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. Cash and cash equivalents also includes cash maintained for gaming operations.

Restricted Cash

        Restricted cash includes unredeemed winning tickets from its racing operations, funds related to horsemen's fines and certain simulcasting funds that are restricted to payments for improving horsemen's facilities and increasing racing purses at Scioto Downs, and short-term certificates of deposit that serve as collateral for certain bonding requirements.

Fair Value of Financial Instruments

        Financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and long-term and other debt. The fair value of our financial instruments approximates the carrying value at December 31, 2008 and 2007, except for our senior unsecured notes and senior subordinated notes. The aggregate fair value of our senior unsecured notes and senior subordinated notes was $166.5 million and $248.1 million at December 31, 2008 and 2007, respectively.

Inventories

        Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market.

Deferred Financing Costs

        Deferred financing costs that we incur in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying debt. During each of the three years ended December 31, we incurred deferred financing costs as follows: 2008—$3.5 million; 2007—$7.8 million; and 2006—$5.5 million; and related amortization expense was as follows: 2008—$4.3 million; 2007—$3.0 million; and 2006—$2.4 million.

        As a result of the Second and Fourth Amendments to our Fifth Amended and Restated Credit Agreement and the reduction in borrowing capacity as discussed in Note 7, we were required to proportionately reduce the amount of existing deferred financing costs. Consequently, we recorded write-offs of deferred financing costs of approximately $3.8 million during 2008. This amount is reflected in the consolidated statements of operations as a loss on debt modification.

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

        Interest is allocated and capitalized to construction in progress by applying our cost of borrowing rate to qualifying assets. Interest capitalized in 2007 and 2006 was $2.2 million and $6.0 million, respectively. There was no interest capitalized during 2008.

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

        In accordance with the requirements of SFAS 142, we performed the annual impairment tests of our goodwill and other intangible assets as of December 31, 2008. As a result of these tests, we determined that there was no impairment of goodwill or intangible assets, other than that related to Jackson Harness Raceway, as discussed in Note 4.

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

Promotional Allowances and Complimentaries

        We offer certain promotional allowances to our customers, including complimentary lodging and food and slot machine vouchers. The retail value of these promotional items is shown as a deduction from total revenues on our consolidated statements of operations.

        Total revenues do not include the retail amount of complimentaries provided gratuitously to customers. For each of the three years ended December 31, these complimentaries were as follows: 2008—$2.5 million; 2007—$2.3 million; and 2006—$2.2 million.

Frequent Players Program

        We offer programs whereby our participating patrons can accumulate points for wagering that can be redeemed for lodging, food and beverage, merchandise and cash. Based upon the historical point redemptions of frequent player program points, we record an estimated liability for the redemption of earned, but unredeemed points. This liability can be impacted by changes in the programs, increases in membership and changes in the redemption patterns of our participating patrons.

Income Taxes

        We account for our income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income taxes reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance, when determined to be necessary, is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations. The Company and its subsidiaries file a consolidated federal income tax return. We are no longer subject to federal and state income tax examinations for years before 2005.

        Effective January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax positions are recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 also requires that amounts recognized in the consolidated balance sheet related to uncertain tax positions be classified as a current or noncurrent liability, based upon the expected timing of the payment to a taxing authority.

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

Earnings per Share

        Basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences. For the years ended December 31, 2008 and 2007 all potentially dilutive options have been considered anti-dilutive because of the net loss from continuing operations for 2008 and 2007.

        The following tables illustrate the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net income per share from continuing operations computations during each of the three years ended December 31.

	Year ended December 31
	2008	2007	2006
	(dollars in thousands, except per share amounts)
(Loss) income from continuing operations	$(15,278)	$(5,868)	$7,407
Loss from discontinued operations	(2,433)	(5,491)	(2,961)

Net (loss) income available to common shareholders	$(17,711)	$(11,359)	$4,446

Shares outstanding:
Weighted average shares outstanding	27,475,260	27,537,785	27,483,392
Effect of dilutive securities—stock options	—	—	281,296

Diluted shares outstanding	27,475,260	27,537,785	27,764,688

Basic net (loss) income per common share:
Continuing operations	$(0.56)	$(0.21)	$0.27
Discontinued operations	(0.09)	(0.20)	(0.11)

Basic net (loss) income per common share	$(0.65)	$(0.41)	$0.16

Diluted net (loss) income per common share:
Continuing operations	$(0.56)	$(0.21)	$0.27
Discontinued operations	(0.09)	(0.20)	(0.11)

Diluted net (loss) income per common share	$(0.65)	$(0.41)	$0.16

        The dilutive EPS calculations do not include potential dilutive securities for each of the three years ended December 31 because they were anti-dilutive, as follows: 2008—1.4 million; 2007—1.3 million; and 2006—1.0 million.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

        We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)"), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values and that compensation expense be recognized for awards over the requisite service period of the award or to an employee's eligible retirement date, if earlier. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow.

Reclassifications

        Certain reclassifications have been made to the prior year's consolidated financial statement presentation to conform to the current presentation. These reclassifications did not affect our consolidated net income or cash flows.

New Accounting Pronouncements

  Pronouncements Implemented

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

        We have a deferred compensation arrangement with a former executive that is structured as a rabbi trust. The investments of the rabbi trust are valued using quoted market prices (Level 1 inputs). The fair value of the investments in the rabbi trust at December 31, 2008 was $11.5 million.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The carrying value of our senior secured revolving credit facility at December 31, 2008 approximates fair value based on the interest rates available on similar borrowings. The fair value of our $130 million senior unsecured notes and $125 million senior subordinated notes was $97.0 million and $69.5 million, respectively, at December 31, 2008. The fair value is determined based on Level 2 inputs including quoted market prices and bond terms and conditions.

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

3. RISKS AND UNCERTAINTIES (UNAUDITED)

Refinancing of Existing Indebtedness

        Our $130 million 9.75% senior unsecured notes mature on April 1, 2010. However, our Fifth Amended and Restated Credit Agreement, as amended, requires us to refinance those notes with other unsecured indebtedness by January 2, 2010 on terms and conditions acceptable to our senior secured lenders. If the senior unsecured notes are not refinanced by this date, the maturity date of the amounts outstanding under our senior secured revolving credit facility will be accelerated to January 2, 2010. In any event, our credit agreement expires March 31, 2010. If we are unable to refinance our senior unsecured notes by either January 2, 2010, or an extended maturity deadline to which our senior secured lenders may approve, and our credit agreement by March 31, 2010, it would have a material adverse effect on our financial position and could raise doubts as to our ability to continue as a going concern.

Compliance with Debt Covenants

        The Fifth Amended and Restated Credit Agreement, as amended, contains customary affirmative and negative covenants that include the requirement that we satisfy, on a consolidated basis, specified quarterly financial tests. Although we anticipate that we will maintain compliance with these covenants for each of the quarters in the year ending December 31, 2009, failure to meet these financial tests could result in a demand for the acceleration of repayment of amounts outstanding under the credit facility and would have a material adverse effect on our financial position and could raise substantial doubts as to our ability to continue as a going concern.

Concentration of Credit Risk

        We maintain cash balances at certain financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation. In addition, we maintain significant cash balances on hand at our gaming facilities.

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

disposable income of patrons; (3) increased transportation costs resulting in decreased travel by patrons; (4) local conditions in key gaming markets, including seasonal and weather-related factors; (5) increases in gaming and racing taxes or fees; (6) competitive conditions in the gaming, leisure and entertainment industry and in particular markets, including the effect of such conditions on the pricing of our products; (7) substantial price increases in the cost of energy in the United States; and (8) the relative popularity of entertainment alternatives to gaming and racing that compete for the leisure dollar. Any of these factors could materially adversely impact the leisure and entertainment industry generally, and as a result, our business, financial condition and results of operations.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RISKS AND UNCERTAINTIES (UNAUDITED) (Continued)

Competition

        We face substantial competition in each of the markets in which our gaming and racing facilities are located. Some of the competitors have significantly greater name recognition and financial and marketing resources than we do; some are permitted to conduct additional forms of gaming; and some pay substantially lower taxes than we do, which may permit them to spend more for marketing and promotions and thus gain a competitive advantage over us. All of our gaming and racing operations primarily compete with other gaming and racing operations in their geographic areas. New expansion and development activity is occurring in each of the relevant markets, which may intensify competitive pressures and could have a material adverse effect on us.

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

4. ACQUISITIONS AND DISPOSITIONS OF PROPERTY

Jackson Trotting Association, LLC (d/b/a Jackson Harness Raceway)

        On December 6, 2005, our wholly-owned subsidiary, Jackson Racing, Inc., acquired a 90% interest in Jackson Trotting Association, LLC, which operated Jackson Harness Raceway in Jackson, Michigan, and offered harness racing from late-April to mid-July, parimutuel wagering and casual dining. Jackson Harness Raceway is located on property leased from Jackson County, Michigan on the Jackson County Fairgrounds through December 31, 2012.

        Since acquisition, Jackson Trotting has generated operating losses and is projecting further operating losses. Additionally, Jackson Trotting has substantially exhausted its operating funds, including funds provided by the Company. Furthermore, under the terms of our Fifth Amended and Restated Credit Agreement, as amended, we do not have the ability to provide further financial support to Jackson Trotting.

        Based on the current and projected operating losses and the funding shortfall, we performed an evaluation to determine whether the assets of Jackson Trotting were impaired. Jackson Trotting's assets consisted primarily of a $2.6 million intangible asset that represented the assigned value of the racing licenses held by Jackson Trotting. The value assigned to the racing licenses considered that the racing licenses permit Jackson Trotting to conduct live racing and simulcasting operations, and if legislative proposals in Michigan were passed, would permit Jackson Trotting to operate electronic gaming devices.

        Based upon the projected operating losses, our inability to provide further funding to Jackson Trotting and an assessment of the potential for legislation permitting gaming operations at the racetracks in Michigan, we concluded that the Jackson Trotting intangible asset was impaired and, accordingly, recorded an impairment loss of $2.6 million ($2.1 million net of tax) during 2008.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DISPOSITIONS OF PROPERTY (Continued)

        On December 4, 2008, Jackson Trotting ceased the operations of racing and simulcast wagering at Jackson Harness Raceway and surrendered the racing license to the Michigan Racing Commission. Accordingly, live and simulcast racing will not be scheduled in 2009. In connection with the closure Jackson Trotting recorded approximately $675,000 related to contractual obligations. Reclassifications have been made to the prior period presentation to reflect the assets, liabilities, operating results and cash flows of Jackson as discontinued operations.

North Metro Harness Initiative, LLC (d/b/a Running Aces Harness Park)

        In June 2004, our wholly-owned subsidiary, MTR-Harness, Inc., acquired a 50% interest in North Metro Harness Initiative, LLC (d/b/a Running Aces Harness Park), then a wholly-owned subsidiary of Southwest Casino Corporation. In early 2008, North Metro completed construction of a harness racetrack and card room on a 178.4-acre site approximately 30 miles northeast of Minneapolis, Minnesota. Running Aces commenced live racing and simulcast operations (import and export) with parimutuel wagering on April 11, 2008, and opened a 50-table card room offering "non-banked" games (those in which the players play only against each other instead of against the house) on June 30, 2008.

        The cost of construction of North Metro, including furniture, fixtures and equipment and start-up expenses, was approximately $62.5 million, $42.3 million of which was separately financed through Black Diamond Commercial Finance, LLC as agent (collectively, "Black Diamond"), without recourse to us except for a $1.0 million guarantee that we provided in July 2008. The guarantee will continue until the earlier of July 1, 2010 or prepayment of the Black Diamond credit agreement. Through December 31, 2008, we made aggregate capital contributions in North Metro of approximately $12.8 million (exclusive of legal and other fees). Additionally, in May 2008 we provided two letters of credit in the amounts of $238,625 (which was released in February 2009) and $135,000 (which is expected to be released in April 2009) and a surety bond in the amount of $250,000. During the year ended December 31, 2008, we recorded equity losses in North Metro of approximately $3.5 million.

        On October 19, 2008, Southwest Casino Corporation sold its 50% membership interest in North Metro to Black Diamond for (i) $1.00; (ii) relief from a $1 million guarantee by Southwest of North Metro's obligations; (iii) a right to repurchase the membership interest; and (iv) certain other considerations. Although we have been in discussions with Black Diamond, we have not entered into similar agreements and continue to own our 50% membership interest in North Metro. Black Diamond has requested that we make additional investments in North Metro; however under the terms of our Fifth Amended and Restated Credit Agreement, as amended, we do not have the ability to provide further financial support to North Metro. Since acquiring 50% of the venture, Black Diamond has hired a management company to run the day-to-day operations, and on March 2, 2009, removed the board seat held by MTR-Harness, Inc. from North Metro's board of directors. Our interest in North Metro is pledged to Black Diamond as collateral for the construction loan.

        On October 31, 2008, the Black Diamond credit agreement was amended to provide for additional loans to North Metro of up to $1,250,000 (with the making of such additional loans being subject to Black Diamond's sole and absolute discretion). Concurrently, Black Diamond lent North Metro an additional $650,000, of which $430,313 was applied to pay Black Diamond interest in arrears and of which $219,687 was lent to North Metro for additional working capital. On November 3, 2008, Black Diamond and MTR-Harness entered into a Forbearance Agreement pursuant to which Black Diamond agreed not to enforce, until November 25, 2008, its rights under the Black Diamond credit agreement

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DISPOSITIONS OF PROPERTY (Continued)

arising from the failure of North Metro to satisfy certain financial covenants, including the satisfaction of a minimum EBITDA threshold, a maximum leverage threshold, and a minimum cash requirement. On November 24, 2008, Black Diamond and MTR-Harness entered into an additional Forbearance Agreement pursuant to which Black Diamond agreed not to enforce its rights under the Black Diamond credit agreement until January 19, 2009. While Black Diamond has reserved all rights under the credit agreement, it has not taken any action with respect to MTR-Harness or the Company (other than the removal of MTR-Harness' board seat from North Metro's board of directors).

        Based upon the current default under the Black Diamond credit agreement (subject to the above-mentioned Forbearance Agreement then in effect), Black Diamond's transaction with Southwest and our inability to provide further funding to North Metro, we determined that there was substantial doubt as to whether we could recover our investment in North Metro. Accordingly, during 2008 we recorded impairment losses of $8.7 million (for which a tax benefit could not be recognized). This amount has been included as equity in loss of unconsolidated joint venture in the consolidated statements of operations. In addition, because Black Diamond has not called our $1 million guarantee in whole or in part, and given the relief provided by Black Diamond to Southwest relative to its guarantee, we do not believe that payment of the guarantee is probable at this time. Accordingly, as of December 31, 2008, we have not recorded this obligation.

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

        At December 31, 2008, North Metro had total assets and total liabilities of $59.5 million and $48.5 million, respectively. The assets consisted principally of gaming equipment, land, building and financing costs. Liabilities consisted primarily of accounts payable and borrowings under its financing agreement.

Binion's Gambling Hall & Hotel

        On March 7, 2008, we sold 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owned and operated Binion's Gambling Hall & Hotel, and Speakeasy Fremont

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DISPOSITIONS OF PROPERTY (Continued)

Experience Operating Company in accordance with the terms of a Stock Purchase Agreement dated June 26, 2007 (as subsequently amended), executed between the Company and TLC Casino Enterprises, Inc. The transaction was subject to purchase price adjustments based on changes in the net working capital, certain capital expenditures between execution and closing, and a $3.5 million working capital adjustment which remained with Binion's upon closing. Net cash to the Company at closing was approximately $28.0 million. However, in connection with our original acquisition of Binion's on March 11, 2004, we provided limited guarantees, which reduce each month as rental payments are made on certain land leases, some of which expired in March 2008, and three of which remained in effect. One of those three (approximately $0.6 million) expires in March 2009 and the two remaining leases (totaling approximately $2.0 million) expire in March 2010. The purchaser remains obligated to use its reasonable best efforts to assist us in obtaining releases of these guarantees.

        In January 2009, the post-closing purchase price adjustment was settled with TLC Casino Enterprises, Inc. Accordingly, we paid TLC the total amount due of approximately $1.5 million. The amount was deposited into an escrow account and will be used to pay a portion of the land lease obligations that have been guaranteed by the Company as discussed above.

        Binion's assets and liabilities have been reflected as held for sale in our consolidated balance sheets as of December 31, 2007 and 2006, and its operating results and cash flows have been reflected as discontinued operations for each of the three years ended December 31, 2008. On December 31, 2007, we recorded a loss of $2.0 million to adjust the carrying value of Binion's assets to the anticipated proceeds, less costs to sell. Upon completion of the sale on March 7, 2008, and resolution of the purchase price adjustment, we incurred an additional loss on disposal of $0.9 million.

        Summary operating results for the discontinued operations and the assets and liabilities held for sale of Binion's as of and for the year ended December 31 are as follows:

	2008	2007	2006
	(dollars in thousands)
Net revenues	$9,857	$59,778	$59,800
Loss from discontinued operations before income taxes	(2,436)	(7,972)	(5,359)
Loss from discontinued operations, net of income tax benefit	(1,507)	(5,171)	(3,508)
Assets held for sale:
Current assets	—	3,115	3,284
Property and equipment	—	29,894	35,446
Other assets	—	2,442	1,532

Total assets held for sale	$—	$35,451	$40,262

Liabilities held for sale:
Current liabilities	—	4,829	5,881
Other noncurrent liabilities	—	5,273	5,316

Total liabilities held for sale	$—	$10,102	$11,197

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DISPOSITIONS OF PROPERTY (Continued)

Ramada Inn and Speedway Casino

        On June 3, 2008, our wholly-owned subsidiary, Speakeasy Gaming of Las Vegas, Inc., sold the gaming assets of the Ramada Inn and Speedway Casino to Lucky Lucy D, LLC in accordance with the terms of an Asset Purchase and Sale Agreement dated January 11, 2008. Pursuant to the terms of the agreement, Lucky Lucy paid $2.0 million in cash for the gaming assets and is obligated to pay an additional amount of up to $4.775 million subject to an earn-out provision based on the property's gross revenues over the four-year period that commenced January 11, 2008. Any proceeds that are received will be recorded as the amounts are realized. This sale was the second part of the transaction, the first part of which involved the sale of Speedway's real property to Ganaste LLC on January 11, 2008. A shareholder of Ganaste LLC is the sole owner of Lucky Lucy. Ganaste paid $11.4 million in cash for the real property.

        Speedway's assets and liabilities have been reflected as held for sale in our consolidated balance sheets as of December 31, 2007 and 2006, and its operating results and cash flows have been reflected as discontinued operations for each of the three years ended December 31, 2008. On January 11, 2008, we recorded a gain on the sale of the real property in the amount of $2.8 million, and on June 3, 2008, we recorded a gain on the sale of the gaming assets in the amount of $1.2 million.

        Summary operating results for the discontinued operations and the assets and liabilities held for sale of Speedway as of and for the year ended December 31are as follows:

	2008	2007	2006
	(dollars in thousands)
Net revenues	$4,456	$10,988	$12,010
Gain from discontinued operations before income taxes	2,461	45	1,191
Gain from discontinued operations, net of income tax benefit	1,600	32	772
Assets held for sale:
Current assets	—	175	169
Property and equipment	—	9,061	9,801
Other assets	—	(25)	—

Total assets held for sale	$—	$9,211	$9,970

Liabilities held for sale:
Current liabilities	—	52	67
Other noncurrent liabilities	—	—	—

Total liabilities held for sale	$—	$52	$67

Presque Isle Downs and Casino

        On July 26, 2007, pursuant to a preexisting agreement, we purchased the land, building and equipment, as well as the simulcast operations, of an off-track wagering facility in Erie, Pennsylvania for $7.0 million, plus related closing costs and legal fees. Approximately $6.5 million of the purchase price was allocated to real property and equipment based on an independent appraisal with the remaining amount attributable to goodwill. In January 2008, we entered into an agreement, as

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DISPOSITIONS OF PROPERTY (Continued)

amended, to sell three acres associated with this site for $1.35 million. This transaction is expected to close by mid-2009.

Other

        As discussed in Note 8, in connection with an amendment to and expiration of the employment agreement with Edson R. Arneault, our former President and Chief Executive Officer, on October 31, 2008, Mr. Arneault received as part of the consideration in lieu of any and all payments that would otherwise become due and payable to him under the employment contract, the corporate residence and associated real property and furnishings. Although the conveyance of such property will not take place until May 1, 2009, we recorded a loss on disposal of $2.1 million at the time of the expiration of the employment contract.

        As discussed in Note 8, Presque Isle Downs recorded a $1.5 million loss in December 2008 on the disposal of certain equipment components of its surveillance system that were defective and malfunctioning.

        In October 2008, we received proceeds of $1.8 million related to the sale of our corporate airplane, which resulted in a gain of $0.7 million.

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

5. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at December 31:

	2008	2007
	(dollars in thousands)
Land	$81,780	$82,341
Building and improvements	261,842	258,983
Equipment	148,541	147,382
Furniture and fixtures	19,972	20,042
Construction in progress	3,759	3,669

	515,894	512,417
Less accumulated depreciation	(148,125)	(123,645)

	$367,769	$388,772

        Depreciation expense charged to operations related to property and equipment during each of the three years ended December 31 was as follows: 2008—$29.8 million; 2007—$27.8 million; and 2006—$20.1 million.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS

        The gross carrying value, accumulated amortization and net book value of each major component of our goodwill and other intangible assets at December 31 was as follows:

	2008			2007
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(dollars in thousands)
Goodwill	$4,267	$2,282	$1,985	$4,427	$2,282	$2,145
Licensing costs	68,819	—	68,819	69,764	721	69,043

	$73,086	$2,282	$70,804	$74,191	$3,003	$71,188

        The accumulated amortization related to goodwill and licensing costs was expensed prior to our adoption of the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets effective January 1, 2002. There was no amortization expense related to goodwill or other intangible assets for any of the three years ended December 31, 2008.

        In connection with the sales of Binion's and Speedway during 2008, we surrendered our gaming license in Nevada. Accordingly, unamortized Nevada licensing costs of $426,000 were written off. In addition, during 2008 we reduced the carrying value of the goodwill associated with an off-track wagering facility that we purchased in 2007. The reduction resulted from the receipt of funds in 2008 associated with the resolution of a dispute.

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

        Long-term debt and capital lease obligations at December 31 are summarized as follows:

	2008	2007
	(dollars in thousands)
Senior unsecured notes (net of unamortized discount of $277 and $499, respectively)	$129,723	$129,501
Senior subordinated notes	125,000	125,000
Senior secured revolving credit facility	101,949	143,423
Promissory notes and other long-term debt	16,449	28,437
Capital lease obligations	4,489	5,167

	377,610	431,528
Less current portion	(20,498)	(11,008)

Long-term portion	$357,112	$420,520

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

Senior Subordinated Notes

        On May 25, 2006, we consummated the private sale of $125 million of 9% senior subordinated notes pursuant to SEC Rule 144A, which we subsequently exchanged for registered notes. The net proceeds after fees and expenses were $123.2 million, of which $38.6 million was used to repay all outstanding borrowings, including accrued interest, under the Fourth Amended and Restated Credit Agreement.

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

Credit Agreement

        On September 26, 2006, we entered into the Fifth Amended and Restated Credit Agreement, which provided for a five-year maturity and consisted of a senior secured revolving credit facility in the amount of $105.0 million (including a commitment for an increase of the credit facility up to an additional $50.0 million subject to certain conditions). Of this amount, $60.0 million was to be available for letters of credit and up to $10.0 million for short-term funds under a "swing line" facility.

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

        On March 31, 2008, we entered into the Limited Waiver and Second Amendment to the Fifth Amended and Restated Credit Agreement. The Second Amendment among other things (i) provided for a decrease of the aggregate commitment (as defined in the credit agreement) from $155.0 million to $125.0 million; (ii) eliminated the LIBOR loan option and established the interest rate at prime plus 2.25%; (iii) restricted the amount of additional borrowings unless certain pro forma leverage ratios are

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

achieved; (iv) revised the maturity date from September 27, 2011 to March 31, 2010 provided the senior unsecured notes are fully refinanced by October 1, 2009; (v) commenced commitment reductions on September 30, 2008 versus December 31, 2008; (vi) limited additional investments in MTR-Harness, Inc. (which owns a 50% interest in North Metro Harness Initiative, LLC) and Jackson Racing, Inc. (which owns a 90% interest in Jackson Trotting Association, LLC) subsequent to March 31, 2008 to $1.25 million in the aggregate; and (vii) modified certain covenants and related definitions. In connection with the Second Amendment we were required to pay fees of $2.8 million, exclusive of legal fees and other costs.

        On May 9, 2008, we entered into the Third Amendment to the Fifth Amended and Restated Credit Agreement. The Third Amendment among other things revised the definition of investments to include investments made after May 9, 2008 in North Metro consisting of a guaranty or guarantees by the Company in favor of an approved equipment financing company so long as the maximum liability under such guaranty or guarantees and, accordingly, the maximum amount of such investment does not exceed $1.1 million in the aggregate.

        On December 19, 2008, we entered into the Fourth Amendment to the Fifth Amended and Restated Credit Agreement. The Fourth Amendment among other things (i) reduced the aggregate commitment under the agreement from $125 million to $110 million; (ii) revised the aggregate commitment reduction schedule; (iii) revised the definition of base rate and applicable margin with respect to the applicable interest rate and computation of fees and charges; (iv) revised the definition of EBITDA to include a provision for one or more addbacks for severance costs for a specified period up to $2 million; (v) revised the definition of excess cash on hand for covenant calculation purposes; and (vi) revised the required refinancing date of the senior unsecured notes from October 1, 2009 to January 2, 2010. Additionally, during each quarter of 2009 through January 1, 2010, the margin with respect to the applicable interest rate increases by 1/2% from 2.75% to 4.75%, respectively, on the total amount outstanding under our credit facility.

        As a result of the Second and Fourth Amendments to our credit agreement and the reduction in borrowing capacity, we were required to proportionately reduce the amount of existing deferred financing costs. Consequently, we recorded write-offs of deferred financing costs of approximately $3.8 million during 2008. This amount is reflected in the consolidated statements of operations as a loss on debt modification.

        The credit agreement, as amended, contains customary affirmative and negative covenants that include the requirement that we satisfy, on a consolidated basis, specified quarterly financial tests. We maintained compliance with these covenants as of December 31, 2008.

        The amount that may be borrowed under the credit agreement is subject to a debt incurrence test provided by the indentures governing our senior unsecured notes and senior subordinated notes. Prior to entering into the First Amendment, we obtained the required consents from the holders of our senior notes and senior subordinated notes to amend the indentures governing the senior notes and senior subordinated notes. The amendment to the indentures increased the permitted debt "basket" (i.e. the amount we may borrow whether or not we satisfy the debt incurrence tests) for debt incurred under our credit facility from $85.0 million to $135.0 million. We paid a consent fee equal to $7.50 and $20.00 per $1,000 of principal to the holders of the senior notes and senior subordinated notes, respectively, or an aggregate of $3.4 million. Commencing in the second quarter of 2008 and until the senior subordinated notes are no longer outstanding, we are required to pay additional consent fees of

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

$5.00 per $1,000 of principal to the holders of our senior subordinated notes if we do not satisfy certain quarterly financial ratios. We have not met these ratios and therefore recorded additional expense of $1.875 million for the last three quarters of 2008.

        In order to borrow additional amounts that would be subordinated to amounts under the credit agreement, we must satisfy the debt incurrence tests provided by the credit agreement, and for amounts in excess of the amended permitted debt basket and the $10 million other permitted indebtedness basket under the indentures governing the senior unsecured notes and senior subordinated notes (subject to limitations under the credit agreement), we must either satisfy the debt incurrence tests provided by the indentures or obtain the prior consents of the holders of at least a majority in aggregate principal amount of those notes that are not owned by the Company or any of its affiliates. Currently, our borrowings under the credit facility are limited to a total of $107.3 million, subject to further mandatory scheduled commitment reductions of 2.5% per quarter that commenced December 22, 2008 through September 22, 2009, and 5% for the quarter ending December 31, 2009.

        Obligations under the credit agreement are guaranteed by each of our operating subsidiaries. Borrowings under the credit agreement and the subsidiary guarantees are secured by substantially all of our assets and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees.

        The credit agreement, as amended, likewise requires us to refinance our senior unsecured notes with other unsecured indebtedness by January 2, 2010 on terms and conditions acceptable to our senior secured lenders. If the senior unsecured notes are not refinanced prior to this date, the maturity date of the amounts outstanding under our credit facility will be accelerated to January 2, 2010. In any event, our credit agreement expires March 31, 2010. We are currently evaluating our financing options and are in discussions with our lenders and advisors. Amounts outstanding under the credit facility will be classified to "current obligations" for financial reporting purposes at March 31, 2009.

        At December 31, 2008 and 2007, borrowings of $101.9 million and $143.4 million, respectively, and letters of credit for approximately $1.5 million were outstanding under the credit facility. On March 7, 2008, we utilized $27.6 million of the proceeds from the sale of Binion's to reduce amounts outstanding under the credit facility, and during 2008, we further reduced amounts outstanding under the credit facility by $13.9 million. The credit agreement also requires mandatory scheduled commitment reductions that will reduce the available borrowing commitment to $94.4 million by December 31, 2009. During the year ended December 31, 2007, we borrowed $143.4 million under the credit facility, which included $50 million paid to the Commonwealth of Pennsylvania on February 21, 2007 for the Presque Isle Downs slot license fee. Upon payment of this fee, the previously issued $50 million letter of credit was returned and cancelled.

Other Debt Financing Arrangements

        In April 1999, Scioto Downs, Inc. entered into a term loan agreement that provides for monthly payments of principal and interest of $30,025 through September 2013. The effective interest rate is 6.25% per annum. The term loan is collateralized by a first mortgage on Scioto Downs' real property facilities, as well as other personal property, and an assignment of the rents from lease arrangements. At December 31, 2008 and 2007, there was $1.4 million and $1.7 million, respectively, outstanding under the term loan. The term loan agreement contains an acceleration clause whereby the lender has the right to declare the loan immediately due and payable if, in the lender's judgment, an event has occurred which is likely to have a material adverse effect on the Company.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

        On January 17, 2007, Presque Isle Downs issued a promissory note for $6.6 million to National City Equipment Finance, a division of National City Commercial Capital, LLC. The funds were used to pay for 457 slot machines that were delivered to Presque Isle Downs in December 2006. Under the terms of the note, we are required to make 36 monthly installments of principal and interest in the amount of $208,988 beginning on May 17, 2007 through April 17, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is 7.83% per annum. As of December 31, 2008 and 2007, there was $3.2 million and $5.3 million, respectively, outstanding under the promissory note.

        On January 17, 2007, Presque Isle Downs issued a promissory note for $3.6 million to CIT Lending Services Corporation. The funds were used to pay for 252 slot machines that were delivered to Presque Isle Downs in December 2006. Under the terms of the note, interest is payable monthly beginning on February 1, 2007; and principal is payable in 36 monthly installments of $100,000 beginning on May 1, 2007 through April 1, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is LIBOR plus 3.25% per annum. On September 24, 2007, 120 slot machines and the related outstanding loan balances of approximately $1.4 million included in the above financing were transferred to Mountaineer. As of December 31, 2008 and 2007, there was $0.9 million and $1.5 million, respectively, outstanding under the promissory note.

        On January 23 2007, Presque Isle Downs issued a promissory note for $1.9 million to Fifth Third Bank. The funds were used to pay for 146 slot machines that were delivered to Presque Isle Downs in December 2006. Under the terms of the note, we are required to make 36 monthly installments of principal and interest in the amount of $59,331 beginning on May 19, 2007 through April 19, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is 7.90% per annum. As of December 31, 2008 and 2007, there was $0.9 million and $1.5 million, respectively, outstanding under the promissory note.

        On January 24, 2007, Presque Isle Downs issued a promissory note for $3.7 million to Fifth Third Bank. The funds were used to pay for a player tracking system. Under the terms of the note, we are required to make 36 monthly installments of principal and interest in the amount of approximately $119,000 beginning on May 24, 2007 through April 19, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is 7.91% per annum. As of December 31, 2008 and 2007, there was $1.8 million and $3.0 million, respectively, outstanding under the promissory note.

        On February 2, 2007, Presque Isle Downs issued a promissory note for $9.3 million to PNC Equipment Finance, LLC. The funds were used to pay for 770 slot machines that were delivered to Presque Isle Downs in December 2006. Under the terms of the note, we are required to make 36 monthly installments of principal and interest in the amount of $298,544 beginning on June 2, 2007 through May 2, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is 8.08% per annum. As of December 31, 2008 and 2007 there was $4.5 million and $7.6 million, respectively, outstanding under the promissory note.

        On March 2, 2007, Presque Isle Downs issued a promissory note for $4.0 million to Fifth Third Bank. The funds were used to pay for 325 slot machines. Under the terms of the note, we are required to make 36 monthly installments of principal and interest in the amount of approximately $130,000 beginning on July, 2007 through June 2, 2010, with the final installment to include all unpaid principal

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

and interest. Interest on the unpaid principal balance is 7.89% per annum. As of December 31, 2008 and 2007 there was $2.1 million and $3.4 million, respectively, outstanding under the promissory note.

        On August 6, 2007, Mountaineer entered into a capital lease obligation for approximately $1.8 million to finance the purchase of 137 slot machines. The lease agreement requires repayment in 36 monthly installments of $57,618, which includes interest at 7.64% per annum. As of December 31, 2008 and 2007, there was $1.0 million and $1.6 million, respectively, outstanding under this capital lease obligation.

        On September 12, 2007, Mountaineer entered into a capital lease obligation to finance the purchase of surveillance equipment totaling $4.1 million. Mountaineer requested draws on the capital lease as the surveillance contractor met milestones set forth in the purchase contract. During 2008 and prior to completing the financing, we borrowed $0.5 million under this capital lease. The financing was completed in June 2008 at terms that included repayment over 36 months with interest at the rate of 6.21%. Until the contractor delivered and installed all of the surveillance equipment, Mountaineer paid only interest at LIBOR plus 2.5%. At December 31, 2008 and 2007, there was $3.5 million and $3.6 million, respectively, outstanding under the capital lease.

        On September 24, 2007, Mountaineer entered into a promissory note for $1.4 million to CIT Lending Services Corporation. The funds were used to pay for 120 slot machines transferred from Presque Isle Downs. Under the terms of the note, interest is payable monthly beginning on October 1, 2007; and principal is payable in 31-monthly installments of $44,977 beginning on October 1, 2007 through April 1, 2010, with the final installment to include all principal and interest. Interest on the unpaid principal balance is LIBOR plus 3.25% per annum. As of December 31, 2008 and 2007, there was $0.7 million and $1.3 million, respectively, outstanding under the promissory note.

        On October 17, 2007, Presque Isle Downs issued a promissory note for $1.3 million to PNC Equipment Finance, LLC. The funds were used to pay for 120 slot machines. Under the terms of the note, we are required to make 36 monthly installments of principal and interest in the amount of approximately $41,000 beginning on November 17, 2007 through October 17, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is 7.26% per annum. As of December 31, 2008 and 2007, there was $0.8 million and $1.3 million, respectively, outstanding under the promissory note.

        On November 28, 2007, we re-financed approximately $1.7 million that was outstanding and payable in November 2007 under a promissory note issued in connection with the acquisition of our corporate airplane in 2002. Under the terms of this note we were required to make 59 monthly payments of $24,000 commencing January 15, 2008, which included interest at 6.28% per annum and a final payment of $652,000. The corporate airplane was sold in October 2008 for $1.8 million, of which $1.6 million was used to repay the outstanding obligation related to the airplane. As of December 31, 2007 there was $1.7 million outstanding under the promissory note.

        Property, plant and equipment at December 31 includes the following for capitalized leases:

	2008	2007
	(dollars in thousands)
Equipment	$5,963	$5,807
Less allowance for depreciation	(1,497)	(311)

	$4,466	$5,496

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

Annual Commitments

        Scheduled principal payments under all long-term debt and capital lease agreements at December 31, 2008 were as follows:

	Long-Term Debt	Capital Leases
	(dollars in thousands)
2009	$18,543	$2,189
2010	228,807	1,901
2011	342	749
2012	125,325	—
2013	262	—
Thereafter	—	—

Total long-term debt/minimum lease payments	373,279	4,839
Less amount representing interest	—	(350)
Less amount representing discount and premium, net	(158)	—

	373,121	4,489
Less current maturities	(18,543)	(1,955)

Long-term maturities	$354,578	$2,534

8. COMMITMENTS AND CONTINGENCIES

Bond Requirements

        Mountaineer is required to maintain bonds in the aggregate amount of $800,000 for the benefit of the West Virginia Lottery Commission through June 30, 2009. The bonding requirements have been satisfied via the issuance of surety bonds and a letter of credit. Presque Isle Downs is also required to maintain a slot machine payment bond for the benefit of the Commonwealth of Pennsylvania in the amount of $1 million. The bonding requirement has been satisfied via the issuance of a surety bond.

Operating and Land Leases

        We lease equipment, including some of our slot machines, timing and photo finish equipment, videotape and closed circuit television equipment, and certain parimutuel equipment under operating leases. During each of the three years ended December 31, total rental expense under these leases was as follows: 2008—$0.9 million; 2007—$0.7 million; and 2006—$0.8 million.

        Prior to our sale Binion's on March 7, 2008, as discussed in Note 4, we were party to land leases for certain portions of the acreage upon which the property was situated. The leases expired on various dates through 2074, with aggregate current annual rentals of approximately $6.5 million, which were subject to certain periodic increases; such amounts have been excluded from the future minimum annual lease payments below. However, in connection with our original acquisition of Binion's on March 11, 2004, we provided limited guarantees, which reduce each month as rental payments are made on certain land leases, some of which expired in March 2008, and three of which remained in effect. One of those three (approximately $0.6 million) expires in March 2009 and the two remaining leases (totaling approximately $2.0 million) expire in March 2010. However, in connection with the

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

January 2009 settlement of the post-closing purchase price adjustment with TLC Casino Enterprises, Inc., as discussed in Note 4, we deposited approximately $1.5 million in an escrow account that will be used to pay a portion of these land lease obligations that have been guaranteed by the Company.

        Jackson Harness Raceway is located on property leased from Jackson County, Michigan on the Jackson County Fairgrounds through December 31, 2012. Rentals include certain base amounts, subject to annual increases, as well as percentages of live and simulcasting parimutuel wagering handle. The minimum combined live and simulcast rental is $85,000. We are also required to make certain capital expenditures during the course of the lease. In connection with Jackson Trotting's closure of racing and simulcast wagering operations on December 4, 2008, as discussed in Note 4, we accrued the remaining obligations with respect to the leases and capital expenditures, which amounted to $0.6 million at December 31, 2008.

Future Minimum Lease Payments

        Future annual minimum payments under all material operating and land leases at December 31, 2008 were as follows:

	Operating	Land
	(dollars in thousands)
2009	$913	$85
2010	772	85
2011	741	85
2012	412	85
2013	59	—
Thereafter	—	—

Litigation

        On May 5, 2006, HHLV Management Company, LLC, an affiliate of Harrah's Entertainment, Inc., served a complaint for breach of contract against Speakeasy Gaming of Fremont, Inc. (and MTR Gaming Group, Inc. as guarantor of the obligations of Speakeasy Gaming of Fremont, Inc.). The complaint alleges that HHLV is entitled to an additional $5 million of purchase price pursuant to the Purchase Agreement by which Speakeasy Gaming of Fremont acquired Binion's Gambling Hall and Hotel. The Company and Speakeasy Gaming of Fremont, Inc. answered the complaint, generally denying liability and filed counterclaims for breach of contract, breach of duty of good faith and fair dealing, and fraudulent or intentional misrepresentations. By order filed on October 2, 2006, the court dismissed the Company's counterclaims that were based on fraud and bad faith, but preserved the counterclaim based on breach of contract. The parties have agreed in principal to settle the matter for $1.75 million with payment to be made upon settlement of all other accounts between the parties. This amount has been accrued in our consolidated balance sheet as of December 31, 2008 and 2007.

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

        During 2008, Presque Isle Downs was required to replace certain equipment components of the Presque Isle Downs surveillance system that were defective and malfunctioning at a cost of $1.9 million. This resulted in the write-off of approximately $1.5 million relating to the net book value of the equipment being replaced. We are pursuing legal action to recover the cost of replacing the equipment.

        We are also party to various lawsuits, which have arisen in the normal course of our business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on our consolidated financial condition or results of operations.

Presque Isle Downs

        We incurred approximately $294 million in costs to build Presque Isle Downs, which includes land acquisition and construction costs, gaming and operations equipment, licensing fee, project opening expenses and all other costs associated with the project. These costs are net of $3.2 million received from the Pennsylvania Horsemen's Benevolent and Protective Association, Inc., which represents 50% of the excess costs incurred to install a synthetic track racing surface above that of a conventional racing surface. However, these costs do not reflect anticipated proceeds from the sale of excess real property holdings or any contributions from the local economic development authority that we believe were contemplated by Pennsylvania's gaming statue.

        On February 21, 2007, Presque Isle Downs paid a $50 million slot license fee to the Commonwealth of Pennsylvania. This amount is included in other intangibles in the consolidated balance sheets. Upon payment of this fee, the previously issued $50 million letter of credit was returned and cancelled. In addition, upon commencement of slot operations we were required to make deposits in the aggregate amount of $5.8 million to establish accounts with the Commonwealth of Pennsylvania.

        On March 13, 2007, the Pennsylvania Gaming Control Board advised Presque Isle Downs that it would receive a one time assessment of $0.8 million required of each slot machine licensee after commencement of gaming operations. These funds are a prepayment toward the total borrowings of the Pennsylvania Gaming Control Board, Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the borrowers"), required to fund the costs incurred as a result of gaming operations. Once all of Pennsylvania's fourteen slot machine licensees are operational, the Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of the total borrowings incurred by the borrowers, as a result of gaming operations. The amount to be assessed to Presque Isle Downs is unknown at this time but is likely to exceed the $0.8 million previously advanced.

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

        In connection with planned infrastructure improvements at Presque Isle Downs, we were required to establish an escrow deposit in 2006 for the benefit of the Pennsylvania Department of Transportation of approximately $5 million. Approximately $4.0 million was returned to us through 2008. At December 31, 2008, the deposit amounted to approximately $1.0 million, which will be fully returned to us by November 2009.

        In March 2002, we entered into a loan agreement whereby we advanced $2 million to a third-party for the purpose of acquiring real property, known as the Greenshingle site, as an alternative site to build Presque Isle Downs. In February 2007, the title to the property was transferred to Presque Isle Downs in full satisfaction of the amounts outstanding under the note.

        We have entered into an agreement with the Summit Township Industrial and Economic Development Authority ("STIEDA") pursuant to which the Authority has agreed to apply to Erie County for certain grants contemplated by the gaming act, which would be used to fund, initially, up to $14.4 million of agreed upon on- and off-site infrastructure improvements. STIEDA has submitted applications to Erie County for the funds subject to the agreement. However, to date such funds have not been released and STIEDA has filed litigation against Erie County to force it to make distributions to fund the submitted grant requests. Erie County had taken the position that the gaming act did not permit or require distributions to municipalities, such as Summit Township, to defray infrastructure costs incident to hosting a casino. On August 4, 2008, the Erie County Court of Common Pleas ruled in favor of STIEDA and ordered Erie County to distribute certain revenue collected from casino operations to fund proper grant requests. Specifically, the court ruled that the County, through its revenue authority must distribute "restricted funds," as defined in the Gaming Act "to fund the costs of human services, infrastructure improvements, facilities, emergency services, or health and public safety expenses associated solely with the operation of Presque Isle Downs & Casino." STIEDA submitted the grant request to the newly formed Erie County Gaming Revenue Authority ("ECGRA"), seeking reimbursement for such qualifying infrastructure improvements as roads and bridges incident to the operation of Presque Isle Downs. In March 2009, based on the ECGRA's conclusion that STIEDA's grant request did not satisfy the Court's standard, Erie County adopted an ordinance for the distribution of the restricted funds that effectively denied STIEDA's grant application. We believe that the County acted arbitrarily and in violation of the Court's August 4, 2008 order. We are currently evaluating our options with respect to further pursuit of these reimbursements.

        In October 2004, we acquired 229 acres of real property, known as the International Paper site, as an alternative site to build Presque Isle Downs. In October 2005, we sold all but approximately 24 acres of this site for $4.0 million to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is managed by the municipality (the "GEIDC"). Although the sales agreement was subject to, among other things, our release (by International Paper Company and the Pennsylvania Department of Environmental Protection (the "PaDEP") from our obligations under the consent order (as discussed below), we waived this closing condition.

        In connection with the acquisition of the International Paper site, we entered into a consent order with the PaDEP regarding a proposed environmental remediation plan for the site. The proposed plan

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

was based upon a "baseline environmental report" and it was estimated that such remediation would cost approximately $3.0 million. The GEIDC assumed primary responsibility for the obligations under the consent order relating to the property they acquired. The GEIDC has agreed to indemnify us from any breach by the GEIDC of its obligation under the consent order. However, we have been advised by the PaDEP that we have not been released from liability and responsibility under the consent order. The GEIDC has remediated a portion of the site and PaDEP has approved a plan for the remediation of the remainder of the site. A revised estimate of the remaining remediation costs cannot be determined at this time since such a determination will be dependent upon the remaining development activities of the GEIDC.

        We have been advised by the GEIDC that the GEIDC claims that Presque Isle Downs is obligated to supply approximately 50,500 cubic yards of "clean fill dirt" for the parcel of land of the International Paper site that was previously sold to the GEIDC. Presque Isle Downs has taken the position that it has no such obligation because (i) any such agreement contained in the purchase agreement was merged into the deed delivered at the time of the sale; and (ii) the GEIDC had expressly waived this requirement.

Agreements with Horsemen and Parimutuel Clerks

        The Federal Interstate Horse Racing Act, the state racing laws in West Virginia, Ohio and Pennsylvania require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a "proceeds agreement") with a representative of a majority of the horse owners and trainers and with a representative of a majority of the parimutuel clerks. In Pennsylvania, we must have an agreement with the representative of the horse owners. We have the requisite agreements in place with the Mountaineer Horsemen until December 31, 2009. With respect to the Mountaineer parimutuel clerks, we have a labor agreement in force until November 30, 2009, and a proceeds agreement until April 14, 2010. We are required to have a proceeds agreement in effect on July 1 of each year with the horsemen and the parimutuel clerks as a condition to renewal of our video lottery license for such year. If the requisite proceeds agreement is not in place as of July 1 of a particular year, Mountaineer's application for renewal of its video lottery license could be denied, in which case Mountaineer would not be permitted to operate its slot machines. Additionally, the renewal of the video lottery license is a prerequisite to the renewal of the table games license. With respect to the Scioto horsemen, the agreement with the Horsemen's Benevolent & Protective Association is effective until November 29, 2012, and the agreement with the Ohio Harness Horsemen's Association provides for automatic annual renewals. Presque Isle Downs has the requisite agreement in place with the Pennsylvania Horsemen's Benevolent and Protective Association until March 31, 2013, with automatic two-year renewals unless either party provides written notice of termination at least ninety (90) days prior to the scheduled renewal date. With the exception of the Mountaineer and Presque Isle Downs horsemen's agreements and the agreement between Mountaineer and the parimutuel clerks' union described above, each of the agreements referred to in this paragraph may be terminated upon written notice by either party.

Officer Employment, Consulting and Deferred Compensation Agreements

        On September 19, 2008, we appointed Robert F. Griffin as the Company's new President and Chief Executive Officer and on September 23, 2008, entered into a two-year employment agreement

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

that commenced November 1, 2008. The agreement provides for an annual base salary of $550,000 and certain other benefits. Pursuant to the agreement, Mr. Griffin is also entitled to annual incentive compensation of no less than 30% of his base compensation. The agreement also provides for the grant of options to purchase 150,000 shares of our common stock, subject to certain vesting and other provisions. In the event of termination of employment in connection with a change of control as defined in the agreement, Mr. Griffin would receive a severance payment as follows: (i) an amount equal to two times Mr. Griffin's then applicable base compensation, (ii) an amount equal to the highest amount of annual incentive compensation paid to Mr. Griffin with respect to either the first or second full calendar year immediately preceding the effective date of the termination (or as otherwise stipulated in the agreement); and (iii) an additional monthly amount so that Mr. Griffin shall be able to receive certain health benefits coverage as provided by the agreement. The agreement also provides that upon a change in control all unvested stock options shall vest and all stock options that must be exercised shall be exercisable in accordance with the terms of the applicable Non-Qualified Stock Option Agreement.

        On October 15, 2008, we entered into the second amendment of the employment agreement with Edson R. Arneault pursuant to which Mr. Arneault's employment agreement expired on October 31, 2008, instead of December 31, 2008, as originally provided, and Mr. Arneault ceased to be employed as the Company's President and Chief Executive Officer on October 31, 2008. The amendment provides that Mr. Arneault will receive the following consideration in lieu of any and all payments that would otherwise become due and payable to him under his employment agreement (except as otherwise provided in the amendment): (i) the corporate residence and associated real property and furnishings in New Cumberland, West Virginia; (ii) Mr. Arneault's office furnishings at the Company's headquarters, (iii) a bonus payment of $400,000 less applicable taxes and authorized deductions; (iv) certain other compensation and expense reimbursement pursuant to the employment agreement through the date of termination; and (v) deferred amounts of approximately $11.5 million held in a rabbi trust with earnings on such amounts. This amount is included in our consolidated balance sheet as "Assets held for deferred compensation" and the related obligation has been accrued in our consolidated balance sheet as of December 31, 2008.

        On October 15, 2008, we also entered into a consulting agreement with Mr. Arneault effective November 1, 2008, and continuing for a period of 30 months during which Mr. Arneault will assist with the transition to Mr. Griffin, who became President and Chief Executive Officer on November 1, 2008, and provide other services set forth in the consulting agreement. The consulting agreement provides that Mr. Arneault will provide up to 400 hours of his time per year and we will pay Mr. Arneault a consulting fee of $512,000 per year and also provide for the payment of certain expenses incurred by Mr. Arneault in connection with his providing services to the Company. During the 30-month period, Mr. Arneault will not, directly or indirectly, own, operate, join, control, participate in or be connected as an officer, director, employee, partner, stockholder, consultant or otherwise, any gaming business within 150 miles of any facility currently owned or leased by the Company.

        On October 19, 2006, we also entered into an amendment to the deferred compensation agreement with Mr. Arneault dated as of January 1, 1999. The amendment provides that if Mr. Arneault's employment is terminated other than for cause or good reason, as defined, or if the new employment agreement expires, we will pay the premiums for insurance policies underlying the deferred compensation agreement until Mr. Arneault reaches the age of sixty-five (65). Pursuant to the terms of this agreement, we previously purchased a split-dollar life insurance policy on Mr. Arneault's

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

life (face amount of $4.7 million and annual premium of $150,000). The Company is the owner and beneficiary of the policy. As a result of an amendment to the deferred compensation agreement dated May 4, 2005, we no longer have a liability to Mr. Arneault under the aforementioned agreement.

Other Employment Agreements and Deferred Compensation Agreements

        We entered into various employment agreements during 2008 and 2007 with other employees. We also entered into an additional deferred compensation agreement dated June 1999 whereby we purchased life insurance on a former employee's life (aggregate face amount of $856,000 and aggregate annual premiums of $37,000). The Company is the owner and beneficiary of the policy. However, on March 10, 2009, the Company and the former employee agreed to rescind the agreement.

9. RETIREMENT PLANS

        Mountaineer has a qualified defined contribution plan covering substantially all of its employees. The plan was ratified retroactively on March 18, 1994 by West Virginia legislation. Plan contributions are based on 1/4% of the race track and simulcast wagering handles, and approximately 1/2% of the net win from gaming operations beginning March 18, 1994. Effective in July 2005, West Virginia legislation increased the portion of the racetracks' net win that is contributed into the Plan from 1/2% to 1%, which is applied to the net win until the racetrack reaches its Excess Net Terminal Income threshold. For Mountaineer, the threshold is fixed at approximately $160.0 million. Contributions to the plan during each of the three years ended December 31 were as follows: 2008—$1.7 million; 2007—$1.9 million; and 2006—$2.2 million.

        Scioto Downs sponsors a noncontributory defined-benefit plan covering all full-time employees meeting certain age and service requirements. On May 31, 2001, the plan was amended to freeze eligibility, accrual of years of service and benefits. Scioto Downs' pension income during each of the three years ended December 31 was as follows: 2008—$53,000; 2007—$50,000; and 2006—$42,000. As of December 31, 2008, the fair value of the plan assets were $1.0 million and benefit obligations were $1.1 million, resulting in an under-funded status approximating $0.1 million. As of December 31, 2007 and 2006, the funded status excess was $0.4 million. We did not make cash contributions to the Scioto Downs pension plan during any of the three years ended December 31, 2008.

        Scioto Downs also has a 401(k) savings plan covering substantially all full-time employees. During each of the three years ended December 31, Scioto Downs expensed matching contributions as follows: 2008—$34,000; 2007—$39,000; and 2006—$49,000.

        In December 2008, we established the MTR Gaming Group, Inc. 401(k) plan. The Mountaineer defined contribution plan and the Scioto 401(k) plan were merged into the new plan. Additionally, the plan provides 401(k) participation to Presque Isle Downs employees. There were no Company matching contributions during 2008.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. OTHER ACCRUED LIABILITIES

        Other accrued liabilities consisted of the following at December 31:

	2008	2007
	(dollars in thousands)
HHLV Management Company, LLC.	$1,750	$1,750
TLC Casino Enterprises, Inc.	1,544	—
Other	11,386	9,825

	$14,680	$11,575

11. ADVERTISING COSTS

        Advertising costs during each of the three years ended December 31 were as follows: 2008—$15.9 million; 2007—$17.6 million; and 2006—$8.7 million. Advertising costs are reduced by advertising grants Mountaineer received from the State of West Virginia for each of the three years ended December 31 as follows: 2008—$0.9 million; 2007—$1.4 million; and 2006—$1.0 million. In addition, Presque Isle Downs received $88,000 from the Pennsylvania Horsemen's Benevolent & Protective Association during 2008 as reimbursement of advertising costs.

12. SHAREHOLDERS' EQUITY

Limitations on Dividends

        We are prohibited from paying any dividends without our lenders' consent. We currently intend to retain all earnings, if any, to finance and expand our operations.

Common Stock

        During 2007, we repurchased 85,000 shares of its common stock in market transactions pursuant to SEC Rule 10b-18 for $654,000. These shares were canceled and returned to authorized but unissued status upon their repurchase. There were no stock repurchases during 2008 and 2006.

Stock Options

        Total stock compensation expense recognized during each of the three years ended December 31 was as follows: 2008—$1,296,000; 2007—$1,046,000); and 2006—$157,000. The total compensation cost related to nonvested awards not yet recognized at December 31 was as follows: 2008—$349,000; 2007—$1,741,000; and 2006—$204,000. These costs are expected to be recognized over the remaining vesting periods which will not exceed two years for 2008 and 2007 and three years for 2006.

        There were no options exercised during 2008. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercised during 2007 and 2006 was $245,000 and $224,000, respectively. Shares issued for stock option exercises are issued from authorized, unissued shares.

        Net cash proceeds from the exercise of stock options were $491,000 and $409,000 for 2007and 2006, respectively. The income tax benefit realized from stock options exercised totaled $54,000and $79,000, respectively, for the same periods.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SHAREHOLDERS' EQUITY (Continued)

        Stock option activity during each of the three years ended December 31 is summarized as follows:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in years)	(in thousands)
Balance, December 31, 2005	1,250,384	$2.50 - $15.00	$6.66
Granted	40,000	$9.58	$9.58
Canceled	(55,000)	$7.30 - $11.40	$8.24
Exercised	(60,850)	$2.50 - $9.02	$6.72
Expired	(25,000)	$10.85	$10.85

Balance, December 31, 2006	1,149,534	$2.50 - $15.00	$6.59
Granted	346,000	$11.41 - $16.27	$14.73
Canceled	(50,000)	$7.30 - $9.85	$8.58
Exercised	(54,734)	$7.30 - $13.60	$8.96
Expired	—	$—	$—

Balance, December 31, 2007	1,390,800	$2.50 - $16.27	$8.45
Granted	180,000	$3.71-$5.61	$4.03
Forfeited	(62,000)	$11.41-$16.27	$12.49
Canceled	—	$—	$—
Exercised	—	$—	$—
Expired	(25,000)	$8.00	$8.00

Balance, December 31, 2008	1,483,800	$2.50 - $16.27	$7.75	4.97	$—

Exercisable, December 31, 2008	1,079,800	$2.50 - $15.00	$6.17	3.58	$—

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

pursuant to the Plan, the Compensation Committee of our Board of Directors granted to eighteen employees options to purchase a total of 143,000 shares of common stock at a purchase price of $14.79 per share, the NASDAQ Official Close Price on that date. The options have a term of ten years, some of which vest two years after the date of grant and some of which vest on January 1, 2009.

        In addition, we granted nonqualified options to purchase 70,000 and 40,000 shares of our common stock to employees pursuant to employment agreements during 2007 and 2006, respectively.

        The weighted average grant date fair value of the 180,000, 346,000 and 40,000 options granted during 2008, 2007 and 2006 was $318,000, $2,583,000 and $222,000, respectively. The fair value of the 90,000, 10,000 and 63,343 options vested during 2008, 2007 and 2006 was $202,000, $52,000 and $348,000, respectively.

        The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for each of the years ended December 31 is as follows:

	2008	2007	2006
Expected dividend yield	N/A	N/A	N/A
Expected stock price volatility	50.7%	46.8%	54.1%
Risk-free interest rate	3.55%	4.74%	4.52%
Expected life of options	7.71 years	5.89 years	6.5 years

13. INCOME TAXES

        The income tax (benefit) provision attributable to continuing and discontinued operations during each of the three years ended December 31 is as follows:

	2008	2007	2006
	(dollars in thousands)
Continuing operations	$(3,197)	$(2,020)	$6,656
Discontinued operations	(1,428)	(2,966)	(1,553)

	$(4,625)	$(4,986)	$5,103

        The income tax (benefit) provision for income taxes attributable to income (loss) from continuing operations before income taxes during each of the three years ended December 31 is summarized as follows:

	2008	2007	2006
	(dollars in thousands)
Current Federal	$(6,153)	$833	$11,638
Deferred Federal	2,956	(2,853)	(4,982)

Provision for income taxes	$(3,197)	$(2,020)	$6,656

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
	(dollars in thousands)
Balance January 1, 2008	$418	$465
Reductions related to a lapse of applicable statute of limitations	(134)	(47)

Balance December 31, 2008	$284	$418

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

        A reconciliation of the expected statutory federal income tax (benefit) provision to the provision for income taxes during each of the years ended December 31 was as follows:

	2008	2007	2006
Provision for income taxes at a federal statutory rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
Permanent items not deductible for income tax purposes	(3.7)	(7.8)	13.8
Interest income (expense) (net of tax)	0.4	(2.7)	—
Valuation allowance	(15.6)	—	—
Other	1.2	0.6	(0.9)

Provision for income taxes	17.3%	25.1%	47.9%

        The 2006 permanent items not deductible for income tax purposes resulted primarily from the payments of nondeductible expenses in the amount of $3.1 million related to our support of a slot referendum in Ohio. In addition, we determined that certain tax deductions associated with the exercise of employee stock options may be subject to limitation and not be deductible under Internal Revenue Code Section 162(m). Accordingly, we recorded additional federal income tax liability of $3.0 million

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

and correspondingly reduced additional paid-in capital for the tax benefits during the year ended December 31, 2006.

        Significant components of our net deferred taxes at December 31 were as follows:

	2008	2007
	(dollars in thousands)
Deferred tax assets:
Accrued liabilities	$863	$718
Deferred compensation	4,430	4,090
Equity investment losses	2,879	—
Net operating loss carryforward	3,655	1,601
Deferred expenses	1,765	2,425
Stock based compensation	875	421
Interest	25	327
Other	543	450

	15,035	10,032
Valuation allowance	(4,191)	(781)

Deferred tax assets	$10,844	$9,251

Deferred tax liabilities:
Deferred expenses	$(1,417)	$—
Prepaid pension	—	(137)
Basis difference in property and equipment	(2,292)	(2,423)
Tax depreciation in excess of book	(9,382)	(6,160)

Deferred tax liabilities	$(13,091)	$(8,720)

        A valuation allowance of $2.9 million was provided at December 31, 2008 for federal deferred tax benefits related to certain impairment losses for which we were not able to recognize a tax benefit. In addition, a valuation allowance of $491,000 and $781,000 was provided at December 31, 2008 and 2007, respectively for state deferred tax benefits. During 2008 and 2007 we recognized interest income and expense related to uncertain tax positions of approximately $251,000 and $217,000, respectively.

        At December 31, 2008, we have, for federal income tax purposes, approximately $59,000 in alternative minimum tax credit carryforwards and approximately $3.0 million in net operating loss carryforwards. The net operating loss carryforwards expire over the years 2010 through 2022. The use of the net operating loss carryforwards will be limited by Section 382 of the Internal Revenue Code. The alternative minimum tax credit can be carried forward indefinitely. We have state net operating loss carryforwards of $25.9 million that begin to expire in 2024. We are no longer subject to federal and state income tax examinations for years before 2005.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. QUARTERLY DATA (UNAUDITED)

	Quarter Ended
	March 31	June 30	September 30	December 31(1)
	(dollars in thousands)
2008:
Revenues	$114,674	$127,989	$132,927	$103,182
Less promotional allowances	(1,687)	(2,245)	(2,145)	(1,844)

Net revenues	112,987	125,744	130,782	101,338
Operating expenses	104,196	115,207	115,539	97,744

Operating income	8,791	10,537	15,243	3,594
Loss from continuing operations(2)	(2,628)	(2,219)	(6,271)	(4,160)
Net loss	$(2,626)	$(2,308)	$(8,240)	$(4,537)
Basic net loss per common share
Loss from continuing operations	$(0.10)	$(0.08)	$(0.23)	$(0.15)
Net loss	$(0.10)	$(0.08)	$(0.30)	$(0.17)
Diluted net loss per common share
Loss from continuing operations	$(0.10)	$(0.08)	$(0.23)	$(0.15)
Net loss	$(0.10)	$(0.08)	$(0.30)	$(0.17)
Weighted average shares outstanding—basic	27,475,260	27,475,260	27,475,260	27,475,260
Weighted average shares outstanding—diluted	27,475,260	27,475,260	27,475,260	27,475,260

	Quarter Ended
	March 31(3)	June 30	September 30	December 31
	(dollars in thousands)
2007:
Revenues	$89,404	$114,765	$117,107	$100,538
Less promotional allowances	(1,135)	(1,439)	(1,732)	(1,662)

Net revenues	88,269	113,326	115,375	98,876
Operating expenses	81,370	103,768	105,344	98,786

Operating income	6,899	9,558	10,031	90
Income (loss) from continuing operations(2)	428	389	1,006	(7,691)
Net income (loss)	$559	$(502)	$(2,843)	$(8,573)
Basic net income per common share
Income (loss) from continuing operations	$0.02	$0.01	$0.04	$(0.28)
Net income (loss)	$0.02	$(0.02)	$(0.10)	$(0.31)
Diluted net income per common share
Income (loss) from continuing operations	$0.02	$0.01	$0.04	$(0.28)
Net income (loss)	$0.02	$(0.02)	$(0.10)	$(0.31)
Weighted average shares outstanding—basic	27,523,289	27,544,955	27,559,076	27,523,584
Weighted average shares outstanding—diluted	27,864,146	27,892,529	27,867,281	27,523,584

(1)
Operating income for the quarter ended December 31, 2008 includes a $3.0 million net loss on the disposal of property. See Note 4.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. QUARTERLY DATA (UNAUDITED) (Continued)

(2)
Continuing operations exclude the operating results for Binion's Gambling Hall & Hotel, the Ramada Inn and Speedway Casino and Jackson Harness Raceway; quarterly information for 2007 has been reclassified to conform with the discontinued operations presentation of Speedway and Jackson in 2008.

(3)
Presque Isle Downs commenced operations on February 28, 2007.

Common Stock Prices

	Per Quarter
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2008:
High	$7.62	$7.70	$5.24	$4.25
Low	4.95	4.67	2.80	1.44
2007:
High	$13.95	$16.88	$16.12	$9.58
Low	11.08	12.82	8.91	5.92

MTR GAMING GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B Balance at Beginning of Period(3)	Column C Additions(1)(3)	Column D Deductions(2)(3)	Column E Balance at End of Period(3)
Year ended December 31, 2008:
Allowance for doubtful accounts receivable	$135,000	$111,000	$121,000	$125,000
Year ended December 31, 2007:
Allowance for doubtful accounts receivable	$129,000	$230,000	$225,000	$135,000
Year ended December 31, 2006:
Allowance for doubtful accounts receivable	$121,000	$164,000	$156,000	$129,000

(1)
Amounts charged to costs and expenses.

(2)
Uncollectible accounts written off, net of recoveries.

(3)
Includes discontinued operations—Binion's Gambling Hall & Hotel, the Ramada Inn and Speedway Casino and Jackson Harness Raceway

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
4.10
Supplemental Indenture to Indenture dated May 25, 2006 by and among the Company, certain wholly-owned subsidiaries of the Company (as Guarantors) and Wells Fargo Bank, N.A. (as Trustee) dated June 1, 2007 (incorporated by reference to our report on Form 8-K filed June 4, 2007).

EXHIBIT NO.	ITEM TITLE
4.11	Supplemental Indenture dated June 15, 2007, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of March 25, 2003 (incorporated by reference to our report on Form 8-K filed June 18, 2007).
4.12
Supplemental Indenture dated June 15, 2007, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of May 25, 2006 (incorporated by reference to our report on Form 8-K filed June 18, 2007).
4.13
Supplemental Indenture dated March 7, 2008, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of March 25, 2003 (incorporated by reference to our report on Form 10-K filed April 13, 2008).
4.14
Supplemental Indenture dated March 7, 2008, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of May 25, 2006 (incorporated by reference to our report on Form 10-K filed April 13, 2008).
4.15
Instrument of Resignation, Appointment and Acceptance dated as of June 26, 2008, executed by the Company, Wells Fargo Bank, National Association, and Wilmington Trust Company (incorporated by reference to our report on Form 10-Q filed August 8, 2008).
10.1	MTR Gaming Group, Inc. 2002 Employee Stock Incentive Plan (incorporated by reference to our report on Form 10-Q for the quarter ended September 30, 2002).
10.2	Agreement dated November 1, 2008 between Mountaineer Park, Inc. and Racetrack Employees Union Local No. 101 [Schedules omitted] (filed herewith).
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
10.7	Employment Agreement dated October 19, 2006, by and between the Company and Edson R. Arneault (incorporated by reference to our report on Form 8-K filed October 24, 2006).
10.8	First Amendment to Employment Agreement dated as of August 28, 2008, by and between the Company and Edson R. Arneault (filed herewith).
10.9	Second Amendment to Employment Agreement dated as of October 15, 2008, by and between the Company and Edson R. Arneault (filed herewith).
10.10	Consulting Agreement dated as of October 15, 2008, by and between the Company and Edson R. Arneault (filed herewith).

EXHIBIT NO.	ITEM TITLE
10.11	Second Amendment to Deferred Compensation Agreement dated October 19, 2006, by and between the Company and Edson R. Arneault (incorporated by reference to our report on Form 8-K filed October 24, 2006).
10.12
Agreement dated December 16, 2006 by and between Mountaineer Park, Inc. and Mountaineer Park Horsemen's Benevolent and Protective Association, Inc. (incorporated by reference to our report on Form 10-K filed April 2, 2007).
10.13
Agreement dated February 22, 2007 by and between Presque Isle Downs, Inc. and the Pennsylvania Horsemen's Benevolent and Protective Association Inc. (incorporated by reference to our report on Form 10-K filed April 2, 2007).
10.14
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
10.15
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
10.16
Second Amendment to Fifth Amended and Restated Credit Agreement dated March 31, 2008 by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to our report on Form 10-K filed April 13, 2008).
10.17
Fourth Amendment to Fifth Amended and Restated Credit Agreement dated December 19, 2008, by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc., and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to our report on Form 10-K filed December 19, 2008).
10.18
Revolving Credit Note dated March 31, 2008, executed by the Company, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (incorporated by reference to our report on Form 10-K filed April 3, 2008).
10.19	Stock Purchase Agreement dated June 26, 2007, by and between the Company and TLC Casino Enterprises, Inc. (incorporated by reference to our report on Form 8-K filed June 18, 2007).
10.20	Employment Agreement dated August 15, 2007, executed by the Company and John W. Bittner, Jr. (incorporated by reference to our report on Form 10-Q for the quarter ended September 30, 2007).
10.21	Amendment to Employment Agreement dated September 8, 2008, by and between the Company and John W. Bittner, Jr. (filed herewith).
10.22	Employment Agreement dated August 15, 2007, executed by the Company and Patrick J. Arneault (incorporated by reference to our report on Form 10-Q for the quarter ended September 30, 2007).
10.23	Amendment to Employment Agreement dated September 8, 2008 by and between the Company and Patrick J. Arneault (filed herewith).

EXHIBIT NO.	ITEM TITLE
10.24	2007 Stock Incentive Plan (incorporated by reference to our Proxy Statement filed April 30, 2007).
10.25	Asset Purchase and Sale Agreement dated January 11, 2008, by and between the Company and Lucky Lucy D LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.26	Real Property Purchase and Sale Agreement dated January 11, 2008, by and between the Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.27	Master Lease dated January 11, 2008, by and between Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.28	Termination Agreement dated January 11, 2008, by and between Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.29
Amendment dated February 29, 2008, to Stock Purchase Agreement dated June 26, 2007, by and among the Company and TLC Casino Enterprises, Inc. (incorporated by reference to our report on Form 8-K filed March 6, 2008).
10.30	Employment Agreement dated May 15, 2008, by and between the Company and David R. Hughes (incorporated by reference to our report on Form 10-Q filed on August 8, 2008).
10.31	Amendment to Employment Agreement dated October 16, 2008, by and between the Company and David R. Hughes (filed herewith).
14.1	Code of Ethics and Business Conduct of the Company (incorporated by reference to our report on Form 10-K for the year ended December 31, 2003).
14.2	Amendment to the Company's Code of Ethics and Business Conduct (incorporated by reference to our report on Form 8-K filed April 24, 2007).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Certification of Robert F. Griffin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of David R. Hughes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Robert F. Griffin in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of David R. Hughes in accordance with 18 U.S.C. Section 1350 (filed herewith).