Form 10-K/A
period 2008-12-31
MTR GAMING GROUP INC
filed 2009-04-30
CIK 834162

Use these links to rapidly review the document

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

         Our common stock outstanding at April 28, 2009 was 27,475,260 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A (the "Amendment") amends the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed on March 16, 2009 (the "Original Filing"). The Registrant is filing the Amendment solely for the purpose of amending and restating Part III (Items 10, 11, 12, 13 and 14) to provide disclosure that previously was to be incorporated by reference to the registrant's definitive Proxy Statement for the 2009 Annual Meeting of Stockholders. No attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the Original Filing. This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events.

i

ii

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The following table sets forth information regarding the directors and executive officers of the Company:

Name	Age	Position and Office Held
Jeffrey P. Jacobs(1)(2)	55	Chairman of the Board
Robert A. Blatt(1)(2)	68	Vice Chairman of the Board and Assistant Secretary
James V. Stanton(2)(3)(4)	77	Director
Donald J. Duffy(3)(4)(5)	41	Director
LC Greenwood(4)(5)	62	Director
Richard Delatore(2)(4)	69	Director
Steven M. Billick(1)(3)(5)	52	Director
Raymond K. Lee(1)(2)(3)(4)	52	Director
Stanley R. Gorom III	45	Director
Robert F. Griffin	49	President and Chief Executive Officer
David R. Hughes	46	Corporate Executive Vice President and Chief Financial Officer
John W. Bittner, Jr.	56	Executive Vice President of Finance and Accounting
Kenneth P. Zern	44	Chief Accounting Officer
Patrick J. Arneault	44	Vice President, Mountaineer and Presque Isle Downs
Richard Knight	61	President, CEO & General Manager, Presque Isle Downs, Inc.
Jack B. Sours	42	President & General Manager, Mountaineer Park, Inc.
Rose Mary Williams	52	Secretary

(1)
Member of the Finance Committee

(2)
Member of the Succession Committee

(3)
Member of the Audit Committee

(4)
Member of the Nominating Committee

(5)
Member of the Compensation Committee

BUSINESS EXPERIENCE

        Jeffrey P. Jacobs, 55, has been the Chairman of our Board of Directors since October 2008 and has been a director of the Company since May 2008. Mr. Jacobs serves as a member of our Succession Committee and Finance Committee. Mr. Jacobs is Chairman of the Board of Directors, Chief Executive Officer, Secretary and Treasurer of Jacobs Entertainment, Inc., a developer, owner and operator of gaming and pari-mutuel wagering facilities in Nevada, Colorado, Louisiana and Virginia. He is also Chairman and Chief Executive Officer of Colonial Downs, Inc., and Black Hawk Gaming, Inc. From 1996 to 2007, he served as Chairman and Chief Executive Officer of Diversified Opportunities Group Ltd. ("Diversified"), a company co-founded by Mr. Jacobs and his father, Richard E. Jacobs, and based in Cleveland, Ohio, that has investments in gaming companies and ventures. Jacobs Entertainment, Inc. acquired Diversified on February 22, 2002 and it was dissolved in 2007. From 1975 to the present, Mr. Jacobs has also served as Chairman and Chief Executive Officer of Jacobs Investments, Inc., a company which owns all of the equity securities of Jacobs Entertainment, Inc. and which is also engaged in the development, construction and operation of residential and commercial real estate projects in Ohio. He is also involved in a variety of private equity transactions and investments. Mr. Jacobs served in the Ohio House of Representatives from 1982 until 1986.

        Robert A. Blatt, 68, has been a director of the Company since September 1995 and was a Vice President from 1999 until April of 2007, when he became Vice Chairman. Mr. Blatt is also the Assistant Secretary of the Company. Mr. Blatt is also a Director and Assistant Secretary of Mountaineer, and Chairman of our Finance Committee, a member of our Succession Committee and a representative on the Company's Strategic Planning Committee. Mr. Blatt is the Chief Executive Officer and managing member of New England National, L.L.C. ("NEN") and a member of the board of directors of AFP Imaging Corporation. Since 1979 he has been chairman and majority owner of CRC Group, Inc., and related entities, a developer, owner, and operator of shopping centers and other commercial properties, and from 1985 until its initial public offering in 2006, a member (seat owner) of the New York Stock Exchange, Inc. From 1959 through 1991, Mr. Blatt served as director, officer or principal of a number of public and private enterprises. Mr. Blatt received his Bachelor of Science in Finance from the University of Southern California in 1962 and his Juris Doctor from the University of California at Los Angeles in 1965. He is a member of the State Bar of California.

        James V. Stanton, 77, has been a director of the Company since February 1998 and serves on our Audit Committee, Succession Committee, and Nominating Committee and as Chairman and a Board representative on our Compliance Committee. Mr. Stanton is also a director of Try It Distributing Co., a privately held corporation. Mr. Stanton has his own law and lobbying firm, Stanton & Associates, in Washington, D.C. From 1971-1978, Mr. Stanton represented the 20th Congressional District of Ohio in the United States House of Representatives. While in Congress Mr. Stanton served on the Select Committee on Intelligence, the Government Operations Committee, and the Public Works and Transportation Committee. Mr. Stanton has held a wide variety of public service positions, including service as the youngest City Council President in the history of Cleveland, Ohio and membership on the Board of Regents of the Catholic University of America in Washington, D.C. Mr. Stanton is also former Executive Vice President of Delaware North, a privately held international company which, during Mr. Stanton's tenure, had annual sales of over $1 billion and became the leading parimutuel wagering company in the United States, with worldwide operations including horse racing, harness racing, dog racing, and Jai-Lai. Delaware North also owned the Boston Garden and the Boston Bruins hockey team. From 1985-1994, Mr. Stanton was a principal and co-founder of Western Entertainment Corporation, which pioneered one of the first Native American Gaming operations in the United States, a 90,000 square foot bingo and casino gaming operation located on the San Manuel Indian Reservation in California, which generated annual revenues in excess of $50 million. Mr. Stanton also serves on the Boards of Directors of the Federal Home Loan Bank of Atlanta and of Lottery and Wagering Solutions, Inc.

        Donald J. Duffy, 41, has been a director of the Company since June 2001 and serves as Chairman of our Compensation Committee, a member of our Audit Committee and as a member of our Nominating Committee. Mr. Duffy is presently a director and president of Integrated Corporate Relations, an investor relations and consulting firm. Mr. Duffy co-founded Meyer, Duffy & Associates in 1994 and Meyer Duffy Ventures in 1999. At Meyer Duffy, Mr. Duffy played an integral role in numerous seed and early stage companies. His expertise is focusing on the development and implementation of business plans including financial forecasting and analysis, management team development, corporate strategy and capital formation. Prior to co-founding Meyer, Duffy & Associates, Mr. Duffy was a Senior Vice President at Oak Hall Capital Advisors where he specialized in investments in the leisure, gaming and technology markets. Prior to Oak Hall, Mr. Duffy was an investment fund partner at Sloate, Weisman, Murray & Company, specializing in investments in the leisure, gaming, technology and retail markets. Mr. Duffy is a graduate of St. John's University.

        LC Greenwood, 62, has been a director of the Company since November 2002 and serves on our Compensation Committee and on our Nominating Committee. Mr. Greenwood was born in Canton

Mississippi, went to Roger High in Canton and was granted an Academic Athletic Scholarship to Arkansas AM & N in Pine Bluff, where he received his Bachelor of Science Degree. After college Mr. Greenwood played thirteen years as a Defensive End with the World Champion Pittsburgh Steelers, won four Super Bowls, was named a member of every All Pro Team during the 1970s, and played in six Pro Bowls. Today Mr. Greenwood is President of Greenwood Enterprises, a coal and natural gas marketing company; Greenwood/McDonald Supply Co., an electrical supply company; and President/Owner of Greenwood Manufacturing Co., a manufacturer and distributor of packing products. Among Mr. Greenwood's awards are the Worthen Sport Award, Professional Athlete of the Year in Little Rock, Arkansas, Outstanding Achievement Award, Canton, Mississippi, 1975, Key to the City of Canton, MS and to the State of Mississippi, Key to the State of West Virginia, 25th Anniversary Super Bowl Team, 100 Year Black College All American Team, Arkansas Hall of Fame, and member of the 75th Silver Anniversary Super Bowl Team. In 1975 March 24th was declared "LC Greenwood Day" in Canton, Mississippi. Mr. Greenwood is a Life Member of the N.A.A.C.P. and a Member of AFTRA-American Federation of Television and Radio Artists. He worked on the Miller Lite Campaign, performing in television commercials and promotions for ten years and has been involved in numerous commercials and industrial films since 1971 to the present, including over ten national commercials and numerous local commercials.

        Richard Delatore, 69, has been a director of the Company since June 2004. Mr. Delatore serves as a member of our Succession Committee and is the Chairman of our Nominating Committee and a Board representative on our Compliance Committee. Mr. Delatore is presently a Vice President with Schiappa & Company, which is involved in the coal mining and hauling business and located in Wintersville, Ohio (since 2002) and is a Vice President (since 2005) of Ohio-Rail Corporation, a short line railroad operating in Southeast Ohio. Mr. Delatore is also a coal and timber consultant in Steubenville, Ohio (since 1970), and served as a commissioner on the Board of Commissioners in Jefferson County, Ohio from 2000 to 2004. Mr. Delatore owned, bred and raced thoroughbred horses from 1978 to 1992 and was a member of the Ohio State Racing Commission from 1995 to 1999. Mr. Delatore chaired the Medication Committee of the Ohio State Racing Commission in 1999. He was also a member of the Steubenville City School Board of Education from 1993 to 2000 and a member of the Jefferson County Joint Vocational School Board of Education from 1995 to 1998. Mr. Delatore was designated the "Italian American of the Year" for 2006 by the Upper Ohio Italian Heritage Festival. Mr. Delatore received his Bachelor of Science degree in Business Administration from Franciscan University of Steubenville, Ohio in 1970.

        Raymond K. Lee, 52, has been a director of the Company since October 2008. Mr. Lee serves as a member of our Audit Committee, Finance Committee, Succession Committee, Nominating Committee and a representative on the Company's Strategic Planning Committee. Mr. Lee is presently the President and Chief Executive Officer of Country Pure Foods, LLC a privately-held corporation headquartered in Akron, Ohio. Mr. Lee has held that position since May 2003. Mr. Lee was a Tax Partner with Deloitte & Touche in Northeast Ohio from 1988 to 1992. He served as a Tax Manager and Senior Manager with Deloitte & Touche during the period beginning in 1981 and ending in 1988. While at Deloitte & Touche, Mr. Lee provided business and tax consulting services to a diverse group of clients. Mr. Lee received a Bachelor of Science in Accounting from the University of Akron in 1978.

        Steven M. Billick, 52, has been a director of the Company since October 2008. Mr. Billick serves as the Chairman of our Audit Committee and a member of our Compensation Committee, Finance Committee and a representative on the Company's Strategic Planning and Compliance Committees. Mr. Billick is presently a principal with Inglewood Associates, LLC, a management consulting firm, a position he has held since 2007. In 2006, Mr. Billick was the Principal of Edgerton Associates, LLC, providing accounting and finance consulting for publicly traded and privately held companies. From 2000 to 2005, Mr. Billick was the Executive Vice President, Chief Financial Officer and Treasurer of Agilisys, Inc., a publicly-traded distributor of computer hardware, software and service products.

Mr. Billick worked with Deloitte & Touche in Cleveland, Ohio from 1977 to 1991. He was a Partner with Deloitte & Touche from 1987 to 1991. While at Deloitte & Touche, Mr. Billick provided audit and financial consulting services to a diverse group of clients. Mr. Billick received his Bachelor of Science in Business Administration from John Carroll University in 1977.

        Stanley R. Gorom III, 45, has been a director of the Company since October 2008. Mr. Gorom is presently a Partner and Director at the law firm of Hahn Loeser & Parks LLP in Cleveland, Ohio. Mr. Gorom has practiced law at Hahn Loeser since 1999, where he has been a Partner since January 2002 and a Director since July 2007. Mr. Gorom received his J.D. degree from DePaul University College of Law in 1993 and his Bachelor of Science degree from Indiana University in 1987.

        Robert F. Griffin, 49, has been our President and Chief Executive Officer since November 2008. Prior to November 2008, Mr. Griffin served as the Senior Vice President of Operations of Isle of Capri Casinos, Inc. ("ICCI"), a position he held since November 2004. Mr. Griffin served as Vice President/General Manager at ICCI's Black Hawk property from August 2002 to April 2003, its Tunica property from May 2001 to August 2002, its Lake Charles property from May 2000 to May 2001, and its Vicksburg property from May 1999 to May 2000.

        David R. Hughes, 46, joined the Company in January 2003 as Chief Operating Officer of Mountaineer, a position he held until January 2007. He subsequently was appointed Corporate Executive Vice President and Chief Financial officer of the Company in May 2008. Mr. Hughes served as Executive Vice President Strategic Operations of MTR Gaming until May 2008. Mr. Hughes has 24 years of operational and financial experience with executive experience in the gaming and hospitality industry. Prior to joining the Company he served as CFO of Penn National Gaming's Charles Town Races & Slots property in Charles Town, West Virginia. Prior to his position with Penn National, Mr. Hughes held senior executive operational and financial management positions with major gaming companies throughout the United States. His destination resort experience includes key operating and financial positions with Resorts Hotel and Casino, Mohegan Sun Casino, Trump Plaza Hotel and Casino and the Sands Hotel and Casino. He holds a Bachelor of Science Degree in Business Administration and Accounting from Stockton State College and is a Certified Public Accountant.

        John W. Bittner Jr., 56, was appointed Executive Vice President of Finance and Accounting in May 2008. Mr. Bittner joined the Company as its Chief Financial Officer in January 2002 and served in that position until May 2008. Prior to joining the Company, Mr. Bittner was a Partner at Ernst & Young, LLP and was with Ernst & Young, LLP from 1975 to 2000. While at Ernst & Young, LLP Mr. Bittner provided accounting, auditing and business advisory services to privately and publicly held organizations in a variety of industries. During 2001, Mr. Bittner was an accounting and financial consultant. Mr. Bittner is a CPA licensed in Pennsylvania. Mr. Bittner received his Bachelor of Science degree in Accounting from Duquesne University in 1975. Mr. Bittner is a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

        Kenneth P. Zern, 44, was appointed Chief Accounting Officer of the Company on August 1, 2006. Previously, he was the Financial Controller of Mountaineer since joining the Company in June 2004. Prior to joining the Company, Mr. Zern was Senior Director of Financial Reporting and Accounting with Interstate Hotels & Resorts, Inc., a publicly-traded, hotel management company in Pittsburgh, Pennsylvania, and was with Interstate from 1993 to 2003. From 1987 to 1993, he worked for the public accounting firm of PricewaterhouseCoopers LLP providing accounting and auditing services to privately and publicly held companies in a variety of industries. Mr. Zern received Bachelor of Science degree in Accounting from Duquesne University in 1986.

        Patrick J. Arneault, 44, joined Mountaineer Park, Inc. in February 2000. He serves as Vice President of Development of Mountaineer and Presque Isle Downs. Previously, he concentrated on facility maintenance and construction project management. He received a BBA in finance and a minor in Military History from Kent State University in 1989. Mr. Arneault served in the United States Army from 1987 to 1997, as a Platoon Leader 24thInfantry Division and as a Battery Commander 11th ADA Brigade. His final assignment was as a Systems Integrator, U.S. Army, Washington D.C. Mr. Arneault is also a member of the Ohio Oil and Gas Association and the Hancock County West Virginia Rotary.

        Richard Knight, 61 was appointed President and Chief Executive Officer of Presque Isle Downs, Inc. in October 2006. Mr. Knight was a self-employed professional trader of stocks, bonds and futures from 1998 to 2006. Mr. Knight was President and CEO at the Sands Hotel and Casino in Atlantic City, New Jersey from 1997 to 1998 and held Executive Vice President and COO positions with Hollywood Casino Corporation in Aurora, Illinois, Tunica, Mississippi and Dallas, Texas from 1992 to 1998. He also held Senior Vice President, COO and Controller positions with Bally Manufacturing Corporation in Atlantic City and Chicago from 1979 to 1992. Mr. Knight received Bachelor of Science degrees in Hotel Administration from the University of Nevada, Las Vegas (1974), and in Business Administration from the University of Arkansas (1970).

        Jack B. Sours, 42, was appointed President and General Manager of Mountaineer Park, Inc. in January 2009. Prior to joining the Company, Mr. Sours served as the Vice President and General Manager at the casino and gaming resort owned by Isle of Capri Casinos, Inc. in Boonville, Missouri, where he was responsible for day to day operations of the entire property from April 2008 to January 2009, and as the Vice President and General Manager at the Casino and gaming resort owned by Isle of Capri Casinos, Inc. in Natchez, Mississippi, where he was responsible for day to day operations of the entire property from December 2005 to April 2008. Mr. Sours also served as the Senior Director of Finance at Isle of Capri's casinos and gaming resorts in Black Hawk, Colorado, where he was responsible for all financial activities for two casinos from February 2001 to December 2005.

        Rose Mary Williams, 52, was appointed to the position of Secretary of the Company in January 1998 and Director of Racing of the Company in January 1997. She has been employed at Mountaineer since 1977, when she began working in the Mutuel Department. In 1980, she accepted the position of Statistician in the computer room. When Mountaineer began receiving simulcast signals from other racetracks in 1991, she was appointed to Simulcast Coordinator. She then began serving as Mutuel Manager in 1995. Ms. Williams is a member of Turf Publicists of America and the Executive Directors Board of the Harness Tracks of America.

CORPORATE GOVERNANCE

  Audit Committee

        The Audit Committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, to oversee the Company's corporate accounting and financial reporting processes and audits of its financial statements. Messrs. Billick, Duffy, Stanton and Lee, all of whom are independent directors, make up the Board's Audit Committee. Mr. Billick is the Chairman of the Audit Committee. During the fiscal year ended December 31, 2008, the Audit Committee met sixteen (16) times. In June of 2000, the Board of Directors established a formal Charter for the Audit Committee which was amended and restated in June 2004.

  Audit Committee Financial Expert

        The SEC adopted a rule requiring disclosure concerning the presence of at least one "audit committee financial expert" on audit committees. Our Board of Directors has determined that Mr. Billick qualifies as an "audit committee financial expert" as defined by the SEC, and that Mr. Billick is independent, as independence for Audit Committee members is defined pursuant to the applicable NASDAQ listing requirements.

  Code of Ethics

        The Company has adopted a code of ethics and business conduct applicable to all directors and employees, including the chief executive officer, chief financial officer and chief accounting officer. The code of ethics and business conduct is posted on the Company's website, http://www.mtrgaming.com (accessible through the "Corporate Governance" caption of the Investor Relations page) and a printed copy will be delivered on request by writing to the corporate secretary at MTR Gaming Group, Inc., c/o corporate secretary, P.O. 356, Chester, West Virginia, 26034. The Company intends to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of its code of ethics and business conduct by posting such information on the Company's website.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under the provisions of Section 16(a) of the Exchange Act, the Company's executive officers, directors and 10% beneficial stockholders are required to file reports of their transactions in the Company's securities with the Commission. Based solely on a review of the Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company believes that as of April 25, 2009, all of its executive officers, directors and greater than 10% beneficial stockholders complied with all filing requirements applicable to them during 2008, except that two reports on Form 4 were filed late by Richard E. Jacobs.

ITEM 11.    EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Overview

        This Compensation Discussion and Analysis describes the material elements of compensation for the Company's executive officers named in the "Summary Compensation Table" and also describes the Company's compensation policies, principles and objectives. Our Compensation Committee's primary purpose is to discharge our Board of Directors' responsibilities regarding compensation of the executives of our company and its subsidiaries. Our Compensation Committee administers all plans and programs connected with compensation of the Company's senior executives and directors. Our Compensation Committee is guided by the general principles that compensation be designed (i) to assure that the Company's executives receive fair compensation relative to their peers at similar companies, (ii) to assure that the Company's shareholders are receiving fair value for the compensation paid to the Company's executives, and (iii) to allow the Company to secure and retain the services of highly qualified executives.

        In 2008, and to date in 2009, the Compensation Committee's determinations with respect to executive compensation have been substantially affected by certain significant changes and circumstances with respect to the Company including (i) Board and management transitions involving a new Board chairman, three new directors and a CEO succession, (ii) engagement of new executive officers, (iii) cost reduction efforts of the Company, and (iv) the downturn in the U.S. economy in general and the Company's target markets in particular. The Compensation Committee has responded to these circumstances in a manner intended to maximize the use of Company resources while transitioning to new Board and management leadership. The Compensation Committee is currently reviewing all compensation programs with the intention of enhancing the Company's ability to attract and retain highly motivated and effective executives.

Composition of the Compensation Committee

        The members of the Company's Compensation Committee are Donald Duffy (Chairman), LC Greenwood and Steven M. Billick.

Objectives of the Compensation Program

        It is a primary objective of the Company to reward key executives for the attainment of financial and strategic objectives which are aligned directly with the success of the Company and the best interests of MTR stockholders. In addition to considering an individual's operating performance, the Committee will also consider other related factors such as an individual's impact on the Company's financial position and prospects, and the Company's operating performance and market conditions. The Company views other mid-sized companies in the gaming industry as its primary competition for executive talent. The gaming industry is highly competitive and, as such, the Company recognizes that it needs a competitive compensation program to attract and retain the top talent necessary for it to achieve outstanding results. A number of executives have joined the Company from other gaming operations. The Committee regularly reviews and evaluates both executive performance and compensation to ensure the Company maintains its ability to attract and retain talented executives.

        Following the recent transitions in Company management, and in order to maintain and enhance the Company's management team on a going forward basis, the Committee has decided to give greater emphasis to management retention as a primary objective of the Company's compensation program.

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

        The Compensation Committee regularly monitors and reviews applicable new rules and evolving best practices relating to executive compensation. During 2008, the Compensation Committee met seven (7) times.

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

  •
  Pay should be mostly performance based.  We provide a total compensation program consisting of fixed and variable pay, with an emphasis on variable pay to reward short- and long-term performance versus pre-established goals and objectives. Performance based pay determinations are made primarily in reliance upon EBTIDA consideration but may also include other considerations such as revenue growth and allocation of capital.

  •
  Compensation opportunities must be competitive to attract talented employees.  We operate in a highly competitive business for executive talent. Our geographic location may also limit our ability to competitively attract executive talent. In addition, expansion of gaming in jurisdictions adjacent to our gaming facilities have caused and are continuing to cause material increases in competition for executive talent. Each year, the Compensation Committee assesses the competitiveness of total compensation levels for executives to enable us to successfully attract executive talent.

  •
  Compensation programs must include elements designed to enhance executive retention. We seek to provide compensation programs that offer effective incentives to enhance our ability to retain successful and highly motivated executives in our Company and subsidiaries.

Peer Groups

        In the past, the Compensation Committee established peer groups to assist the Compensation Committee in assessing the competitiveness of the Company's compensation practices for its executive officers. The Compensation Committee considered a number of different potential peer groups from which it selected what it believes is the most relevant peer group for the Company. In selecting the peer groups, the Compensation Committee considers companies that are representative of the types of organizations from which the Company recruits, and to which the Company loses, executive talent. The peer group of companies most recently considered by the Compensation Committee is comprised of Ameristar Casinos, Churchill Downs, Dover Downs Gaming & Entertainment, Isle of Capri Casinos, Monarch Casinos, Penn National Gaming, Pinnacle Entertainment and Seneca Gaming Corporation. All of these companies are gaming and lodging companies that operate one or more casino properties.

        On an annual basis, the Compensation Committee evaluates and, if appropriate, modifies the peer group to ensure that it remains representative of the Company's peers based on factors that the Compensation Committee deems appropriate such as base compensation, minimum and maximum bonus payments and other competition related considerations. Such factors are considered by the Committee in order to ensure a reasonable basis for determining both fair and competitive executive compensation and for enhancing the Company's ability to attract and retain executive talent.

Program Elements

        The elements of our executive compensation program consist of base salary, annual incentive, long-term incentive and retention compensation. The Company's philosophy generally, and purpose, is to target compensation levels that are competitive with the peer group for the named executive officers, as described above. While the Compensation Committee reviews the compensation paid to executive officers at the peer groups, the Compensation Committee also considers other factors, including the experience and performance of each named executive officer as well as market conditions and the competitive environment for executive talent.

        The Compensation Committee makes decisions on executive compensation from a total direct compensation perspective, which generally includes base salary, annual incentive and long-term incentive compensation as well as any special circumstances that may be involved in any transaction with a particular executive. In assessing and determining compensation for our named executive officers, the Compensation Committee examines competitive data for each of the various compensation elements and makes decisions after considering each individual element and its effect on total compensation and the Company's ability to retain its executives.

        Base Salary.    Base salaries for named executive officers are generally established so compensation remains competitive with the peer group and addresses issues that may arise from a more competitive market for executive talent and from the Company's overall condition at a given time. The Compensation Committee determines base salaries using competitive market data to reflect the contribution of the individual in the management hierarchy. All salaried employees are eligible for annual merit increases and potential bonuses based primarily on performance of their job responsibilities, their impact on the financial condition of the Company and their position relative to the job market. Base salaries are generally held constant for senior level executives once market competitive levels have been achieved, subject to competitive factors and/or changing job responsibilities.

        Annual Incentives.    We provide our named executive officers with an opportunity to earn cash incentive awards for the attainment of performance measures during a fiscal year.

        The Compensation Committee establishes EBITDA-based targets annually near the beginning of each year. The Compensation Committee generally sets the EBITDA-based targets so as to fit into the Company's overall budget, and so that total cash compensation will be competitive with the cash compensation of peer group companies if the targets are met.

        The EBITDA target is typically based on our total EBITDA with certain adjustments determined at the beginning of the year, which we refer to as adjusted EBITDA. Adjusted EBITDA for 2008 was defined as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development costs, non-cash share-based compensation, asset impairment costs and write-downs, corporate level litigation settlement costs, gain (loss) on sale of certain assets, gain (loss) on sale of marketable securities, minority interest, loss on early extinguishment of debt and discontinued operations.

        Furthermore, in computing adjusted EBITDA for its operating segments, the impact of the following items was excluded: (a) restructurings, discontinued operations and charges for extraordinary items, (b) any event either not directly related to the operations of the Company or not within the reasonable control of the Company's management, or (c) a change in accounting standards required by generally accepted accounting principles.

        Long-Term Incentives.    The long-term incentive compensation that the Compensation Committee generally employs is the granting of stock option awards. The purpose of granting such awards is to provide compensation that provides value to executives and other employees when value is also created for the stockholders. The long-term incentive compensation is intended to motivate executives and other employees to make stronger business decisions, improve financial performance, focus on both short-term and long-term objectives and encourage behavior that protects and enhances the long-term interests of our stockholders. In some instances, awards have a time-based vesting schedule with a certain percentage of shares vesting over a period of time established by the Committee. The awards are generally granted annually, although such grants may be timed with the hiring of the executive. This is viewed as a substantial portion of the total compensation package for executives and other employees, at this time, and is currently an important retention tool.

        Additional Bonus Compensation.    We also consider, and may award, special bonuses when one or more named executive officers has or have made significant contributions to our achievement of important goals.

        Retention Programs.    The Compensation Committee is currently considering a number of compensation plans that will be structured to enhance the Company's ability to retain its key management and personnel.

Year-end Process

        Compensation decisions for the named executive officers for the current year are generally made and approved following the end of each fiscal year once earnings for the prior year have been determined and the related fiscal year-end financial statements have been audited.

        In connection with annual compensation decisions, our CEO generally presents compensation recommendations for the named executive officers, other than himself, to the Compensation Committee for its review and discussion. Our CEO also provides a summary of individual and company performance, and an assessment of each executive officer's potential and core competencies. When the discussion relates to our CEO's performance and compensation, he is excused from the meeting. The Compensation Committee then makes compensation determinations for named executive officers pending a satisfactory outcome of the year-end financial statement audit. Our CEO also makes certain additional periodic bonus determinations with respect to individual executives and managers that are subject to the review and approval of the Compensation Committee.

Other Compensation

        The other elements of compensation include perquisites and other personal benefits, deferred compensation and other benefits as generally described in the tables following the Committee's report set forth below.

        Perquisites and Other Personal Benefits.    For 2008, perquisite allowances were approved for each of the named executive officers. The Compensation Committee periodically reviews the level of perquisites and other personal benefits provided to our named executive officers.

        Deferred Compensation.    The Company entered into deferred compensation agreements with Messrs. Arneault and Blatt, which provided Messrs. Arneault and Blatt with certain benefits (described elsewhere in this Annual Report). Mr. Blatt and the Company agreed to rescind Mr. Blatt's Deferred Compensation Agreement in March 2009. The Compensation Committee periodically reviews the nature and scope of its deferred compensation arrangements in order to ensure the reasonableness and competitiveness of our benefits and total compensation arrangements. This is accomplished by a review of the Company's peer group and the consideration of the collective experience of the members of our Committee and our advisors.

CEO Compensation

        Compensation in fiscal year 2008 for Mr. Arneault, our CEO until October 31, consisted of base salary, bi-annual incentive awards, certain perquisites and an annual performance bonus which was based on a formula and other factors stipulated in Mr. Arneault's employment agreement as amended (See "Summary Compensation Table" and "Employment Agreements; Potential Payments Upon Termination or Change in Control" below).

        As previously disclosed by the Company, Mr. Arneault indicated to the Board of Directors that he did not intend to continue as the Company's President and CEO beyond the end of 2008 and his applicable employment agreement term. In view of Mr. Arneault's position, and the availability of Mr. Griffin, the Company's new CEO, to begin employment on November 1, the Company's Board of Directors decided to accelerate its executive succession planning and negotiate an early termination of Mr. Arneault's employment agreement with the Company, which termination became effective October 31, 2008. The Company and Mr. Arneault agreed, in connection with Mr. Arneault's early termination, that instead of any and all payments that he would otherwise be entitled to under his employment agreement (including, without limitation, any bonus payment), Mr. Arneault would only be entitled to receive (i) the Company-owned house and real property located at One Riverside Drive, New Cumberland, West Virginia and the furnishings contained in that house and certain surrounding acreage; (ii) the furnishings contained in Mr. Arneault's office at Company headquarters; (iii) a $400,000 bonus payment less all applicable taxes and authorized deductions; (iv) certain compensation and expense reimbursement under Mr. Arneault's Employment Agreement through the applicable early termination date; and (v) certain deferred amounts held in a trust account together with related earnings. Payments to Mr. Arneault under his Employment Agreement are described elsewhere in this Annual Report. Upon the early termination of Mr. Arneault's Employment Agreement, the Company and Mr. Arneault entered into a Consulting Agreement pursuant to which Mr. Arneault provides certain consulting services to the Company. (See "Summary Compensation Table" and "Employment Agreements; Potential Payments Upon Termination or Change in Control" below.) The Compensation Committee negotiated the early termination of Mr. Arneault's Employment Agreement and the Consulting Agreement in a manner intended to obtain the best financial and operating results for the Company, accelerate the Company's employment of a new and highly-qualified CEO, and avail the Company of Mr. Arneault's assistance with the CEO transition, thus reducing the likelihood of uncertainty among the Company's shareholders concerning the success of the succession and transition. With the CEO succession and the Company's new focus on operations instead of development, the Compensation Committee sees itself as having begun a new phase in the development and enhancement of the Company's executive compensation programs.

        Robert F. Griffin became the Company's new CEO and President effective November 1, 2008 pursuant to the terms of an Employment Agreement between Mr. Griffin and the Company. (See "Summary Compensation Table" and "Employment Agreements; Potential Payments Upon Termination or Change in Control" below.) The Board of Directors retained an executive search firm in May 2008 to assist the Board in executive succession planning. As part of the CEO succession process and in conjunction with such firm, the Board of Directors and the compensation committee determined what compensation parameters were going to be used to recruit a new CEO to the Company. The Board of Directors and compensation committee used CEO compensation and bonus criteria based on the Company's peer group as well as certain data points provided by the executive recruiting firm that were deemed necessary to solicit a senior gaming executive to join the Company.

Compensation of Other Named Executive Officers.

        Compensation in fiscal year 2008 for Messrs. Hughes, Bittner, P. Arneault, and Blatt consisted of base salary and certain perquisites. Messrs. Bittner and Arneault received certain bonuses and Mr. Hughes received certain non-equity incentive plan compensation. (See "Summary Compensation Table" and "Employment Agreements; Potential Payments Upon Termination or Change in Control" below.) Mr. Blatt was also a party to a Deferred Compensation Agreement with the Company which was rescinded in March 2009.

        In fiscal year 2008, Mr. Blatt was employed as a Vice President of the Company on an at-will basis (following the expiration of his employment agreement with the Company in October 2006). Mr. Blatt's employment as a Vice President of the Company ended on December 31, 2008. Mr. Blatt continues to serve as the Vice Chairman of the Board of Directors and the Assistant Secretary of the Company. With respect to 2009, the Company has agreed with Mr. Blatt, that commencing April 1, 2009, in addition to his annual director's stipend and fees for board and committee meetings, and annual and special meetings of shareholders, the Company will pay Mr. Blatt the amount of $6,000 per month for his services rendered as Assistant Secretary and for office expenses. The Company will make such payments until the later of (i) five years or (ii) until such time that Mr. Blatt no longer serves the Company as a Secretary or Assistant Secretary. The decision to compensate and reimburse Mr. Blatt for his services was made and approved by the full Board in recognition of Mr. Blatt's continuing service and availability as the Company's Assistant Secretary. The Board also recognized that Mr. Blatt's historical perspective and knowledge of the Company's operations would be beneficial to our new CEO.

Stock Option Grant Practices

        The Compensation Committee has adopted a policy with respect to equity awards that contains procedures to prevent stock option backdating or other improper timing issues. Under the policy, the Compensation Committee has exclusive authority to grant equity awards to our named executive officers and other employees. The policy also provides that annual equity grants to employees will be made on the start date of employment. Grants of equity awards to new employees or to reflect promotions or other special events may be made during other times in the year. If an employee joins the Company and has been offered stock-based awards as part of his compensation, approval from the Compensation Committee will be sought at the next Compensation Committee meeting and the exercise price of any stock options will be the closing price of our Common Stock on the NASDAQ on the date of the Compensation Committee's approval of the award, unless the Company is in a company-imposed black-out period under its insider trading policy. Under the Company's insider trading policy, named executive officers, other employees with access to material non-public information about the Company and directors are prohibited from engaging in transactions in the Company's securities during black out periods. The Compensation Committee's policy with respect to option grants is consistent with the Company's insider trading policy.

Tax Implications

        Deductibility of Executive Compensation.    As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, which requires that public companies meet specific criteria in order to deduct, for federal income tax purposes, compensation over $1,000,000 paid to the Chief Executive Officer and the next four highest compensated executive officers. The Compensation Committee believes that its primary responsibility is to provide a compensation program that attracts, retains and rewards the executive talent needed for the Company's success. Consequently, as it did in 2008, in any year the Compensation Committee may authorize compensation in excess of $1,000,000 that is not performance-based under Section 162(m). The Compensation Committee recognizes that the loss of a tax deduction may be unavoidable in these circumstances.

Report of the Compensation Committee

        The Compensation Committee has:

  (1)
  reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report with Company management; and

  (2)
  based on the reviews and discussions referred to in paragraph (1) above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and

    Analysis be included in the Company's Annual Report on Form 10-K (as amended) for the Fiscal Year ending December 31, 2008.

THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
Donald J. Duffy, Chair
LC Greenwood
Steven M. Billick

Summary Compensation Table

        The following table sets forth information regarding compensation for the fiscal year ended December 31, 2008, awarded to, earned by or paid to the Company's principal executive officer, principal financial officer and other named executive officers (together, the "Named Officers").

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)(11)	Non-equity incentive plan compensation ($)		Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)	(i)		(j)
Edson R. Arneault	2008	1,033,673	100,000			400,000	(1)		623,162	(2)	2,156,835
Chairman, President and	2007	1,140,000	100,000			855,000	(1)		294,199	(2)	2,389,199
Chief Executive Officer—MTR Gaming Group, Inc.	2006	957,206	100,000			1,554,271	(1)		524,193	(2)	3,135,670
Robert F. Griffin	2008	74,038			251,725	45,200	(3)		1,523	(4)	372,486
President and Chief Executive Officer—MTR Gaming Group, Inc.
Robert A. Blatt	2008	248,063							40,000	(5)	288,063
Vice President	2007	248,063							67,594	(5)	315,657
	2006	239,203							48,000	(5)	287,203	(6)
David R. Hughes	2008	382,145			66,471	97,500	(3)		23,091	(7)	569,207
Corporate Executive Vice	2007	351,979			115,600				9,290	(7)	476,869
President and Chief Financial Officer	2006	335,225							8,846	(7)	344,071
John W. Bittner, Jr.	2008	270,757	10,000						43,216	(8)	323,973
Executive Vice President	2007	257,864			115,600				24,215	(8)	397,679
Finance and Accounting	2006	241,000							18,224	(8)	259,224
Patrick Arneault	2008	369,578	25,000						8,861	(9)	403,439
Vice President—	2007	351,979			115,600				9,260	(9)	476,839
Mountaineer Park, Inc. and Presque Isle Downs, Inc.	2006	246,000							8,846	(9)	254,846
Steven D. Overly	2008	345,866							51,223	(10)	397,089
Vice-President of Business and Legal Affairs	2007	304,615	50,000		164,605				29,100	(10)	548,320

(1)
As to 2008, includes $400,000 bonus earned but not paid in 2008. As to 2008, the bonus will be paid on May 1, 2009. As to 2007, includes $855,000 annual bonus earned but not paid in 2007. The 2007 annual bonus was deferred and deposited into a "Rabbi Trust" on May 8, 2008. As to 2006, includes $378,146 short term and $1,176,125 long-term bonus earned but not paid in 2006. Amounts relating to the 2006 short-term performance bonus were deferred and deposited into the Rabbi

  Trust; the long-term bonus was accrued and was payable after the end of the six-year contract term. This contract ended at December 31, 2006, and such accrued amounts aggregating $7,600,549 were paid into the Rabbi Trust in 2007. During 2008, 2007 and 2006 the Rabbi Trust had earnings of $120,188, $481,195 and $65,963, respectively.

(2)
As to 2008, all other compensation for Edson R. Arneault includes $166,261 for use of Company owned housing, $438,900 payment of vacation earned in current and prior periods; $1,500 estimated contribution and other allocations to defined contribution plan, $6,000 for auto allowance, $4,498 for use of an automobile, $330 for life insurance premiums treated as a benefit, and $5,673 for club memberships. As to 2008, amounts do not reflect the transfer of the Company-owned residence and real property and the furnishings contained in that house and certain surrounding acreage; and the furnishings contained in Edson R. Arneault's office at the Company headquarters. The conveyance of the real and personal property, as previously described, to Mr. Arneault, will occur on May 1, 2009. As to 2008, amounts also do not include for the period November 1, 2008, to December 31, 2008, $28,452 for use of the Company housing and $85,333 paid to Edson R. Arneault under the terms of the consulting agreement that began November 1, 2008. As to 2007, all other compensation for Edson R. Arneault includes $84,568 of annual insurance premiums, which are treated as compensation, $184,065 for use of Company owned housing, $2,000 estimated contribution and other allocations to defined contribution plan, $7,200 for auto allowance, $8,995 for use of an automobile, $792 for life insurance premiums treated as a benefit and $6,579 for club memberships. As to 2006, all other compensation for Edson R. Arneault includes $84,568 of annual insurance premiums, which are treated as compensation, $175,826 for use of Company owned housing, $239,301 payment of vacation earned but not taken in prior periods, $2,400 estimated contribution and other allocations to defined contribution plan, $6,000 for auto allowance, $8,995 for use of an automobile, $644 for life insurance premiums treated as a benefit and $6,459 for club memberships.

(3)
As to 2008, amounts represent incentive compensation earned per terms of employment agreements but not paid in 2008.

(4)
As to 2008, all other compensation includes $1,400 for auto allowance and $123 other. As to 2008, amounts do not include $9,781 for reimbursement of temporary housing and relocation expenses.

(5)
As to 2008, all other compensation for Robert A. Blatt includes $40,000 for office expense. As to 2007, all other compensation for Robert A. Blatt includes $48,000 for office expense and $19,594 of annual insurance premiums, which are treated as compensation. As to 2006 all other compensation for Robert A. Blatt includes $48,000 for office expense. Mr. Blatt's tenure as Vice President ended in December 2008.

(6)
Total compensation for Robert A. Blatt includes $35,008 earned but not paid in 2006; such $35,008 amount was subsequently paid in 2007.

(7)
As to 2008, all other compensation for David R. Hughes includes $7,900 for auto allowance, $13,500 payment of vacation earned but not taken in the current period, $1,500 estimated contribution and other allocations to defined contribution plan, $90 for life insurance premiums and $101 other. As to 2007, all other compensation for David R. Hughes includes $7,200 for auto allowance, $2,000 estimated contribution and other allocations to defined contribution plan and $90 for life insurance premiums. As to 2006, all other compensation for David R. Hughes includes $6,000 for auto allowance, $2,400 estimated contribution and other allocations to defined contribution plan and $446 for life insurance premiums.

(8)
As to 2008, all other compensation for John W. Bittner, Jr. includes $7,200 for auto allowance, $34,157 payment of vacation earned but not taken in current and prior period, $1,500 estimated contributions and other allocations to defined contribution plan, $258 for life insurance premiums and $101 other. As to 2007, all other compensation for John W. Bittner, Jr. includes $7,200 for auto allowance, $14,877 payment of vacation earned but not taken in prior period, $2,000 estimated contribution and other allocations to defined contribution plan and $138 for life insurance premiums. As to 2006, all other compensation for John W. Bittner, Jr. includes $6,000 for auto allowance, $8,500 payment of vacation earned but not taken in prior period, $2,400 estimated contribution and other allocations to defined contribution plan, $524 for life insurance premiums and $800 for club membership.

(9)
As to 2008, all other compensation for Patrick J. Arneault includes $7,200 for auto allowance, $1,500 estimated contribution and other allocations to defined benefit contribution plan, $60 for life insurance premiums and $101 other. As to 2007, all other compensation for Patrick J. Arneault includes $7,200 for auto allowance, $2,000 estimated contribution and other allocations to defined benefit contribution plan and $60 for life insurance premiums. As to 2006, all other compensation for Patrick J. Arneault includes $6,000 for auto allowance, $2,400 estimated contribution and other allocations to defined benefit contribution plan and $446 for life insurance premiums.

(10)
As to 2008, all other compensation for Steven D. Overly includes $7,200 for auto allowance, $25,385 payment of vacation earned but not taken in prior period, $18,500 for housing and transportation and $138 for life insurance premiums. As to 2007, all other compensation for Steven D. Overly includes $7,100 for auto allowance and $22,000 for housing and transportation. Mr. Overly's employment with the Company ended on October 15, 2008, after commencing in January 2007. Mr. Overly was paid by the Company through the end of his contract.

(11)
The option awards value represents the amount recognized for financial statement reporting purposes for the year determined pursuant to Statement of Financial Accounting Standards No 123(R), Share-Based Payment (SFAS No 123(R)). See Note(s) 2 and 12 to Company's Consolidated Financial Statements in its Annual Report on Form 10-K for the year ending December 31, 2008.

Grant of Plan Based Awards Table

									All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)
			Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards						Grant date fair value of stock and option awards (4)
											Exercise or base price of option awards ($/Sh)(3)
Name	Grant date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(1)
Robert F. Griffin	09/19/2008	(1)							50,000		$3.71	$79,895
	11/1/2008	(1)							100,000		$3.71	$171,830
David R. Hughes	05/15/2008	(2)							30,000		$5.61	$66,471

(1)
Grants were made pursuant to an employment agreement, 50,000 of which vested on the date of grant and 50,000 of which vest on each of the first and second anniversary dates of the employment agreement, which was effective November 1, 2008. Grants were approved on September 19, 2008 but for the 100,000 options that did not vest on the grant date the service inception date is November 1, 2008.

(2)
Grants were made pursuant to an employment agreement and vested on the date of grant.

(3)
The exercise price of stock options was determined based upon the NASDAQ Official Close Price on the date of grant.

(4)
The fair value of stock option grant awards is based upon the fair value of the grant as calculated under Statement of Financial Accounting Standards ("SFAS") 123R, "Share Based Payment" on the grant date. See Notes 2 and 12 to the Company's Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ending December 31, 2008.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-based Awards Table

        On September 19, 2008, the Company appointed Robert F. Griffin as the Company's new President and Chief Executive Officer, and as discussed in further detail in the Employee Agreements section that follows, the Company entered into a two-year employment agreement with Mr. Griffin that commenced November 1, 2008.

        On May 15, 2008, as subsequently amended on October 16, 2008, the Company entered into an employment agreement with David R. Hughes as the Company's Corporate Vice President and Chief Financial Officer. The Agreement is for a two-year term with an effective commencement date of May 15, 2008. The Agreement provides for an annual base salary of $390,000 with annual 5% cost of living increases and additional compensation of $8,400 for automobile expenses and other benefits and fringe benefits made available to other executives of the Company. Pursuant to the agreement, Mr. Hughes is also entitled to periodic cash bonuses of a minimum of 25% of his base compensation with eligibility to earn additional discretionary bonuses at the discretion of the Company's Compensation Committee. The Agreement also provides for the grant of a certain option to acquire 30,000 shares of the Company's common stock. In the event a termination of employment occurs after there has been a change of control, Mr. Hughes would receive a severance payment equal to two years of his base annual salary.

        On August 15, 2007, the Company entered into separate employment agreements with John W. Bittner, Jr. and Patrick Arneault. Each of the agreements is for a two year term with an effective commencement date of January 1, 2007, and each agreement provided for the grant of certain options to acquire shares of the Company's commons stock (such option grants were approved in April and June of 2007). The agreements were amended in October 2008 and extended to November 1, 2009.

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

        On December 19, 2006, the Company entered into an employment agreement with Steven D. Overly. The agreement was for a two-year term with an effective commencement date of January 22, 2007. Mr. Overly's agreement provided for payment of $50,000 upon signing the employment agreement, an annual base salary of $330,000 (with an annual cost of living increase on the first anniversary date) and additional compensation of $7,200 annually for automobile expenses, four weeks of paid vacation and benefits and fringe benefits made available to other executives of the Company. The agreement also provided for the grant of certain options to acquire 40,000 shares of the Company's commons stock. Upon signing the employment agreement 10,000 of the options vested and 10,000 vested on each the first and second year anniversary dates while the final 10,000 were to vest on the second year anniversary date if Mr. Overly purchased not fewer than 10,000 shares of the Company's common stock within twelve months of the employment date and retained such purchased shares through the second year anniversary date. Such shares were not purchased by Mr. Overly. Mr. Overly's employment with the Company ended on October 15, 2008. Mr. Overly was paid by the Company through the end of his contract.

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

        As discussed in further detail in the Employee Agreements section that follows, the Company entered into a new contract with Mr. Arneault on October 18, 2006 that became effective on January 1, 2007 with a two-year term ending December 31, 2008. On October 15, 2008, the Company entered into the second amendment of the employment agreement with Mr. Arneault pursuant to which Mr. Arneault's employment expired on October 31, 2008.

        In October 2004, we entered into an employment agreement with Robert A. Blatt. The agreement (which expired in October 2006) was for a term of two years, called for an annual base salary of $225,000 (subject to automatic annual cost of living increases of 5%) and entitled Mr. Blatt to a cash bonus of up to 50% of the base salary, in the discretion of the Compensation Committee. The employment agreement also entitled Robert A. Blatt to participate in our various benefit plans for health insurance, life insurance and the like and reimbursement at the rate of $4,000 per month towards office expense. Mr. Blatt's employment as a Vice President of the Company ended on December 31, 2008. Mr. Blatt continues to serve as the Vice Chairman of the Board of Directors and an Assistant Secretary of the Company.

        We previously had deferred compensation agreements with Messrs. Arneault and Blatt, which provided for certain benefits upon retirement. These obligations were to be funded through the purchase of "split dollar" life insurance policies. As a result of an amendment to the deferred compensation agreement dated May 4, 2005, we no longer have a liability to Mr. Arneault under the aforementioned agreement. Additionally, on March 10, 2009, the Company and Mr. Blatt agreed to rescind the deferred compensation agreement.

        The Company did not enter into any employment agreements with any of the other Named Executive Officers during 2008, 2007 or 2006.

Outstanding Equity Awards at Fiscal Year-end Table

        The following table sets forth information concerning outstanding equity awards for each Named Officer as of December 31, 2008.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Edson R. Arneault	300,000			$2.50	3/13/2010
Robert F. Griffin	50,000			$3.71	9/19/2018
	100,000	100,000		$3.71	9/19/2018
Robert A. Blatt	150,000			$2.50	3/13/2010
John W Bittner, Jr.	20,000	20,000		$14.79	6/26/2017
	20,000	20,000		$16.27	4/27/2017
	25,000			$15.00	12/2/2012
	25,000			$8.00	5/13/2013
	25,000			$11.30	4/13/2015
David R. Hughes	30,000			$5.61	5/15/2018
	20,000	20,000		$14.79	6/26/2017
	20,000	20,000		$16.27	4/27/2017
Patrick Arneault	20,000	20,000		$14.79	6/26/2017
	20,000	20,000		$16.27	4/27/2017
	30,000			$8.00	5/13/2013
	30,000			$11.30	4/13/2015

Option Exercises and Stock Vested Table

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
(a)	(b)	(c)	(d)	(e)
N/A

Pension Benefits

Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
(a)	(b)	(c)	(d)	(e)
N/A

Nonqualified Defined Contribution and other Nonqualified Deferred Compensation Grants

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
Edson R. Arneault		$150,000	$45,637		$1,567,628
Robert A. Blatt		$24,999	$9,039		$343,160

        We entered into deferred compensation agreements in 1999 with Edson R. Arneault and Robert A. Blatt whereby the Company purchased life insurance policies on the lives of Messrs. Arneault and Blatt. The owner of the policies is the Company. Messrs. Arneault and Blatt would have been entitled, after the Company recouped the aggregate premiums paid, to an annual benefit, as defined, upon retirement, death or termination from the cash value of the insurance policies. On October 19, 2006, we also entered into an amendment to the 1999 deferred compensation agreement with Edson R. Arneault. The amendment provided that if Edson R. Arneault's employment is terminated other than for cause, or if the employment agreement expires, we will pay the premiums for insurance policies underlying the deferred compensation agreement until Edson R. Arneault reaches the age of sixty-five (65). As a result of an amendment to the deferred compensation agreement dated May 4, 2005, we no longer have a liability to Mr. Arneault under the aforementioned agreement. Additionally, on March 10, 2009, the Company and Mr. Blatt agreed to rescind the deferred compensation agreement.

Director Compensation

        The Company's non-employee directors receive an annual stipend of $24,000 (except that Mr. Jacobs receives an annual payment of only $1.00) and a per meeting fee of $1,500 (except that Mr. Duffy, in his capacity as Chairman of the Special Committee of the Board of Directors, received $2,000 per meeting of the Special Committee and Mr. Jacobs receives no meeting fees). Effective in 2009, the Company's non-employee directors will receive a daily meeting fee of $1,500. Participation by the Board of Director representatives in meetings of the Company's Compliance Committee and Strategic Planning Committee are included for daily meeting fee consideration. Directors who are employees of the Company do not receive compensation for attendance at Board meetings. All board members are reimbursed for expenses they incur in attending meetings. Commencing in April 2009, Mr. Blatt will receive $6,000 per month for services rendered as Assistant Secretary or Secretary of the Company (which amount includes reimbursement for office expenses). Such monthly payments are in addition to Mr. Blatt's annual director's stipend and fees for board and committee meetings and annual and special meetings of shareholders.

        The following table sets forth the compensation of the Company's non-employee directors for services rendered in 2008. Directors who are also employees of the Company do not receive compensation (other than their compensation as employees of the Company) for their services on the Board of Directors.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (1)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Jeffrey P. Jacobs
James V. Stanton	94,500						94,500
Donald J. Duffy	106,500						106,500
LC Greenwood	57,000						57,000
Richard Delatore	91,500						91,500
Steven M. Billick	14,500						14,500
Stanley R. Gorom III	11,500						11,500
Raymond K. Lee	7,000						7,000

(1)
There were no stock option awards to members of the Board of Directors during 2008; the non-employee directors do not have any stock option awards outstanding as of December 31, 2008.

Employment Agreements; Potential Payments Upon Termination or Change in Control.

  Employment Agreements

        On September 19, 2008, we appointed Robert F. Griffin as the Company's new President and Chief Executive Officer and on September 23, 2008, entered into a two-year employment agreement with Mr. Griffin that commenced November 1, 2008. The agreement provides for an annual base salary of $550,000, additional compensation of $8,400 annually for automobile expenses, term life insurance with a face value equal to at least three (3) times Mr. Griffin's base compensation and other benefits and fringe benefits made available to other executives of the Company. Pursuant to the agreement, Mr. Griffin is also entitled to annual incentive compensation of no less than 30% of his base compensation as determined by the Compensation Committee of the Board of Directors based upon mutually agreed upon performance goals. For the time period from the effective date of the agreement through December 31, 2008, Mr. Griffin will be eligible for a pro-rata portion of the minimum incentive compensation. The agreement also provides for the grant of options to purchase 150,000 shares of the Company's common stock at the NASDAQ official close price of a share of the Company's stock on the grant date. 50,000 options shall be fully vested upon the effective date of the agreement. Provided Mr. Griffin remains employed by the Company, 50,000 options shall vest on the first anniversary date of the agreement and 50,000 shall vest on the second anniversary date of the agreement. The Company shall reimburse Mr. Griffin for relocation expenses and temporary living expenses until he moves into the new permanent residence up to $3,000 per month for a period not to exceed six (6) months.

        In the event of termination of employment in connection with a change of control as defined in the agreement, Mr. Griffin would receive a severance payment as follows: (i) an amount equal to two times Mr. Griffin's then applicable base compensation, (ii) an amount equal to the highest amount of annual incentive compensation paid to Mr. Griffin with respect to either the first or second full calendar year immediately preceding the effective date of the termination (or as otherwise stipulated in the agreement); and (iii) an additional monthly amount so that Mr. Griffin shall be able to receive certain health benefits coverage as provided by the agreement until the earlier of the second anniversary of the termination of employment or date on which Mr. Griffin accepts employment with or provided service to any other business or entity. The agreement also provides that upon a change in control all unvested stock options shall vest and all stock options that may be exercised shall be exercisable in accordance with the terms of the applicable Non-Qualified Stock Option Agreement.

        On October 15, 2008, we entered into the second amendment of the October 18, 2006 employment agreement with Edson R. Arneault pursuant to which Mr. Arneault's employment agreement expired on October 31, 2008, instead of December 31, 2008, as originally provided, and Mr. Arneault ceased to be employed as the Company's President and Chief Executive Officer on October 31, 2008. The amendment provides that Mr. Arneault will receive the following consideration in lieu of any and all payments that would otherwise become due and payable to him under his employment agreement (except as otherwise provided in the amendment): (i) the corporate residence and associated real property and furnishings in New Cumberland, West Virginia; (ii) Mr. Arneault's office furnishings at the Company's headquarters, (iii) a bonus payment of $400,000 less applicable taxes and authorized deductions; (iv) certain other compensation and expense reimbursement pursuant to the employment agreement through the date of termination; and (v) deferred amounts of approximately $11.5 million held in a rabbi trust with earnings on such amounts. This amount is included in our consolidated balance sheet as "Assets held for deferred compensation" and the related obligation has been accrued in our consolidated balance sheet as of December 31, 2008. The payment of the bonus, conveyance of the corporate residence and associated real property and furnishings and payment of deferred amounts shall occur on May 1, 2009.

        On October 15, 2008, we also entered into a consulting agreement with Mr. Arneault effective November 1, 2008, and continuing for a period of 30 months during which Mr. Arneault will assist with the transition to Mr. Griffin, who became President and Chief Executive Officer on November 1, 2008, and provide other services set forth in the consulting agreement. The consulting agreement provides that Mr. Arneault will provide up to 400 hours of his time per year and we will pay Mr. Arneault a consulting fee of $512,000 per year and also provide for the payment of certain expenses incurred by Mr. Arneault in connection with his providing services to the Company. During the 30-month period, Mr. Arneault will not, directly or indirectly, own, operate, join, control, participate in or be connected as an officer, director, employee, partner, stockholder, consultant or otherwise, with any gaming business within 150 miles of any facility currently owned or leased by the Company.

        Pursuant to the October 18, 2006, employment agreement and prior to the 2008 amendments, Mr. Arneault was to serve as President and Chief Executive Officer until December 31, 2008. The employment agreement provided for, among other things, an annual base salary of $1,140,000, a semi-annual bonus of $50,000, and Mr. Arneault's eligibility to receive an annual performance bonus equivalent to a minimum of 75% of his annual base salary up to 200% of such salary. The Company's Compensation Committee would make its recommendation regarding the amount of Mr. Arneault's annual bonus to the Company's Board of Directors based on its determination as to the achievement of budgets and performance criteria established by the Compensation Committee and approval by the Board during the first quarter of the applicable fiscal period. Performance criteria could have included, without limitation (i) actual EBITDA compared to budgeted EBITDA; (ii) actual E.P.S. compared to budgeted E.P.S.; (iii) stock price performance; (iv) revenue performance; (v) planned expansion as budgeted; (vi) budgeted acquisition(s) of a gaming or racing asset(s); (vii) passage of legislation that benefits the Company's gaming or racing assets; (viii) return on equity; and (ix) such other criteria recommended by the Compensation Committee and approved by our Board of Directors. The Compensation Committee was authorized to recommend a higher annual bonus to the Company's

Board of Directors based upon its determination that a higher bonus was appropriate based upon exceptional performance.

        In 2001, pursuant to a prior employment agreement, the Company purchased living quarters in West Virginia for use by Mr. Arneault. The agreement provided for the non-exclusive option, until September 1, 2008, for Mr. Arneault to purchase the current residence and certain surrounding acreage owned by the Company at the higher of (a) the book value reflected on the current financial statements and records of the Company at the time of Mr. Arneault's notice of intended purchase to the Company pursuant to the agreement, or (b) the fair market value of such property (as determined by independent appraisal). The agreement also provided the non-exclusive option, exercisable until September 1, 2008, for Mr. Arneault to purchase the furnishings in his corporate residence for a price equal to the then-depreciated book value. The second amendment of the October 18, 2006 employment agreement dated October 18, 2008 revised the terms for conveyance of the corporate residence, acreage and furnishings to Mr. Arneault.

        Pursuant to a January 1, 2001, employment agreement, as amended in December of 2004 and May of 2005, Edson R. Arneault served as our President and Chief Executive Officer until December 31, 2006. Mr. Arneault's subsequent employment agreement is described above. The employment agreement that was in effect until December 31, 2006, provided for, among other things, an annual base salary of $750,000 (subject to automatic annual cost of living increases of 5%), semi-annual cash awards and an annual performance bonus tied to EBITDA growth.

        Mr. Arneault's prior employment agreement also provided for a long-term incentive bonus, subject to a cap, payable after the six-year term as President and Chief Executive Officer based upon growth compared to year 2000 in a variety of objective measurements, including earnings per share, the market price of our common stock, EBITDA and gross revenues. Other factors that affected Mr. Arneault's long-term bonus were acquisitions of other racetracks and parimutuel facilities, acquisitions of gaming venues that generated positive EBITDA in their first full year of operation, and successful legislative initiatives. A second amendment of the employment agreement in May of 2005 adjusted certain payment dates to assure compliance with Section 409A of the Internal Revenue Code, as amended. As noted previously, payment of such deferred amounts will occur on May 1, 2009.

        On May 15, 2008, as subsequently amended on October 16, 2008, the Company entered into an employment agreement with David R. Hughes as the Company's Corporate Executive Vice President and Chief Financial Officer. The Agreement is for a two-year term with an effective commencement date of May 15, 2008. The Agreement provides for an annual base salary of $390,000 with annual 5% cost of living increases and additional compensation of $8,400 for automobile expenses and other benefits and fringe benefits made available to other executives of the Company. Pursuant to the agreement, Mr. Hughes is also entitled to periodic cash bonuses of a minimum of 25% of his base compensation with eligibility to earn additional discretionary bonuses at the discretion of the Company's Compensation Committee. The Agreement also provides for the grant of a certain option to acquire 30,000 shares of the Company's common stock. In the event a termination of employment occurs after there has been a change of control, Mr. Hughes would receive a severance payment equal to two years of his base annual salary.

        In October 2004, we entered into an employment agreement with Robert A. Blatt. The agreement was for a term of two years, called for an annual base salary of $225,000 (subject to automatic annual cost of living increases of 5%) and entitled Mr. Blatt to a cash bonus of up to 50% of the base salary, in the discretion of the Compensation Committee. The employment agreement also entitled Mr. Blatt to participate in our various benefit plans for health insurance, life insurance and the like and reimbursement at the rate of $4,000 per month towards office expense. Mr. Blatt's employment agreement expired in October 2006, at which point he became an employee at will. Mr. Blatt's employment with the Company as a Vice President ended on December 31, 2008. Mr. Blatt continues to serve as the Vice Chairman of the Board of Directors and the Assistant Secretary of the Company.

        On December 19, 2006, the Company entered into an employment agreement with Steven D. Overly. The agreement was for a two-year term with an effective commencement date of January 22, 2007. Mr. Overly's employment with the Company ended on October 15, 2008. Mr. Overly was paid by the Company through the end of his contract. Mr. Overly's agreement provided for payment of $50,000 upon signing the employment agreement, an annual base salary of $330,000 with an automatic 5% cost of living increase on the first anniversary of the Agreement and was subject to periodic increase by the Company's Chief Executive Officer in his discretion. The agreement also entitled Mr. Overly additional compensation of $7,200 annually for automobile expenses, benefits and fringe benefits made available to other executives of the Company and reimbursement of housing and transportation of $2,000 per month. Mr. Overly was also entitled to periodic cash bonuses in the Compensation Committee's sole discretion. The agreement also provided for the grant of certain options to acquire 40,000 shares of the Company's commons stock as approved by the Company's Compensation Committee and subject to the terms of an option agreement executed by the Company and Mr. Overly, at the NASDAQ official close price of a share of the Company's stock on the grant date. Upon signing the employment agreement, 10,000 of the options vested and 10,000 were to vest on each the first and second year anniversary dates while the final 10,000 was to vest on the second year anniversary date if Mr. Overly purchased not fewer than 10,000 shares of the Company's common stock within twelve months of the employment date and retained such purchased shares through the second year anniversary date (which he did not do).

        In August 2007, we entered into a two-year Employment Agreement with Patrick J. Arneault (commencing as of January 1, 2007 and ending on January 1, 2009), as Executive Vice President of Development of the Company. Pursuant to an October 10, 2008, amendment to the Agreement, the term was extended to November 1, 2009. The Agreement calls for an annual base salary of $351,979 per year with an automatic 5% cost of living increase on the first anniversary of the Agreement and is subject to periodic increase by the Company's Compensation Committee in its sole discretion. Mr. Arneault is also entitled to periodic cash bonuses in the Compensation Committee's sole discretion. The Agreement also provided for a grant of an option to purchase 20,000 shares of the Company's Common Stock, as approved by the Company's Compensation Committee and subject to the terms of an option agreement executed by the Company and Mr. Arneault, at the NASDAQ official close price of a share of the Company's stock on the grant date. Such option vested on January 1, 2009. The Agreement also provided for the grant of an option to purchase an additional 20,000 shares of the Company's Common Stock, subject to the terms of an option agreement executed by the Company and Mr. Arneault. This option is subject to the same vesting, termination and pricing provisions described above. The Agreement also entitles Mr. Arneault to a car allowance as well as to participate in our various employee benefit plans. In the event of termination of employment in connection with a change of control, Mr. Arneault would receive a severance payment equal to the greater of the entire compensation for the remainder of the term of the agreement and one year's salary.

        In August 2007, we entered into a two-year Employment Agreement with John W. Bittner Jr. (commencing as of January 1, 2007 and ending on January 1, 2009), as Chief Financial Officer of the Company. On May 15, 2008, the Agreement was amended whereby Mr. Bittner and the Company agreed that Mr. Bittner would be employed as the Company's Executive Vice President of Finance and Accounting. Additionally, pursuant to an October 10, 2008, amendment to the Agreement, the term was extended to November 1, 2009. The Agreement calls for an annual base salary of $257,864 per year with an automatic 5% cost of living increase on the first anniversary of the Agreement and is subject to periodic increase by the Company's Compensation Committee in its sole discretion. Mr. Bittner is also entitled to periodic cash bonuses in the Compensation Committee's sole discretion. The Agreement also provided for a grant of an option to purchase 20,000 shares of the Company's Common Stock, as approved by the Company's Compensation Committee and subject to the terms of an option agreement executed by the Company and Mr. Bittner, at the NASDAQ official close price of a share of the

Company's stock on the grant date. Such option vested on January 1, 2009. The Agreement also provided for the grant of an option to purchase an additional 20,000 shares of the Company's Common Stock, subject to the terms of an option agreement executed by the Company and Mr. Bittner. This option is subject to the same vesting, termination and pricing provisions described above. The Agreement also entitles Mr. Bittner to a car allowance as well as to participate in our various employee benefit plans. In the event of termination of employment in connection with a change of control, Mr. Bittner would receive a severance payment equal to the greater of entire compensation for the remainder of the term of the agreement and one year's salary.

        We also entered into deferred compensation agreements with Messrs. Edson Arneault and Robert Blatt, which provide for certain benefits upon retirement. As a result of an amendment to the deferred compensation agreement dated May 4, 2005, we no longer have a liability to Mr. Arneault under the aforementioned agreement. Additionally, on March 10, 2009, the Company and Mr. Blatt agreed to rescind Mr. Blatt's deferred compensation agreement.

  Potential Payments Upon Termination or Change in Control

        On October 15, 2008, we entered into the second amendment of the October 18, 2006 employment agreement with Edson R. Arneault pursuant to which Mr. Arneault's employment agreement expired on October 31, 2008, instead of December 31, 2008, as originally provided. Consequently, Mr. Arneault ceased to be employed as the Company's President and Chief Executive Officer on October 31, 2008. The amendment provides that Mr. Arneault will receive the following consideration in lieu of any and all payments that would otherwise become due and payable to him under his employment agreement (except as otherwise provided in the amendment): (i) the corporate residence and associated real property and furnishings in New Cumberland, West Virginia; (ii) Mr. Arneault's office furnishings at the Company's headquarters, (iii) a bonus payment of $400,000 less applicable taxes and authorized deductions; (iv) certain other compensation and expense reimbursement pursuant to the employment agreement through the date of termination; and (v) deferred amounts of approximately $11.5 million held in a rabbi trust with earnings on such amounts.

        Mr. Griffin's employment agreement provides that upon termination of employment for any reason the Company shall (i) pay any unpaid base compensation through the date of termination; (ii) pay any unpaid incentive compensation earned with respect to completed fiscal periods; (iii) pay all deferred payment amounts, if any; and (iv) provide any benefits as expressly provided under the Agreement. The agreement also provides that in the event of termination of employment without cause or Mr. Griffin terminates his employment for good reason the Company shall pay, in addition to the amounts described in (i) through (iii) in the preceding sentence, (i) a severance benefit equal to the base compensation each month for a period of twelve months following termination; (ii) a severance benefit equal to Mr. Griffin's monthly bonus amount each month for a period of twelve months (determined by dividing the highest amount of any incentive compensation paid to Mr. Griffin in respect of either the first or second full calendar year immediately preceding the effective date of termination or, in the event that such termination occurs prior to the payment of any annual bonus, based upon the minimum incentive compensation of 30% of base compensation divided by twelve); (iii) a monthly amount so that Mr. Griffin shall be able to continue to receive the health benefits coverage in effect on the effective date of termination until the earlier of the second anniversary of the termination date or the date Mr. Griffin accepts employment or provides services to, in any capacity, any other business or entity; and (iv) a prorata share of the annual incentive compensation Mr. Griffin would have earned during the calendar year of termination. In addition, all unvested stock options shall vest and all stock options that may be exercised shall be exercisable in accordance with the terms of the applicable non-qualified stock option agreement.

        In the event of a change in control, Mr. Griffin's unvested stock options and any other equity-based compensation arrangements shall vest in full upon the date of a change in control. In the event

Mr. Griffin's employment is terminated without cause within six months after a change in control, or if Mr. Griffin terminates his employment with the Company for good reason within six months after a change in control, then in addition to the amounts described in (i) through (iii) in the first sentence of the preceding paragraph, the Company shall pay Mr. Griffin a lump sum payment including (i) an amount equal to two times Mr. Griffin's annual base compensation; and (ii) an amount equal to the highest amount of any incentive compensation paid to Mr. Griffin in respect of either the first or second full calendar year immediately preceding the effective date of termination (or, in the event that such termination occurs prior to the payment of any annual bonus, based upon the minimum incentive compensation of 30% of base compensation). In addition, the Company will pay a monthly amount so that Mr. Griffin shall be able to continue to receive the health benefits coverage in effect on the effective date of termination until the earlier of the second anniversary of the termination date or the date Mr. Griffin accepts employment or provides services to, in any capacity, any other business or entity; and all unvested stock options shall vest and all stock options that may be exercised shall be exercisable in accordance with the terms of the applicable non-qualified stock option agreement.

        Mr. Hughes' employment agreement provides that in the event the period of employment is terminated because of death or physical or mental disability, the Company will pay to Mr. Hughes or his estate a lump sum amount equal to the greater of (i) the amount of base salary for the remaining term of the agreement or (ii) the amount of base salary which Mr. Hughes would have been entitled to receive for the one year following his death or disability. If Mr. Hughes' period of employment is terminated for cause, the Company will have no further obligation to pay Mr. Hughes, other than compensation and incentive compensation unpaid at the date of termination. Mr. Hughes' employment agreement also provides that if his period of employment is terminated for a reason other than death or physical or mental disability or for cause, the Company will continue to pay Mr. Hughes, or his estate, the compensation that otherwise would have been due him for the remaining period of employment but not less than one year of base salary. In the event of a change in control, as defined in his employment agreement, the Company shall pay Mr. Hughes' severance in the amount of two years of base salary. Such payment would be made in two equal installments with the first installment paid upon an executed agreement resulting in a change in control and the second installment prior to closing. If Mr. Griffin ceases to serve as CEO of the Company, Mr. Hughes' reporting line of authority is changed such that Mr. Hughes no longer reports directly to the CEO, or Mr. Hughes' level of authority is materially diminished, then Mr. Hughes shall have the right to notify the Company's Board of Directors of such and if such is not cured with ten business days, Mr. Hughes upon 90 days' written notice, shall have the right to resign from his employment with the Company and shall be entitled to severance amounting to one times his base salary.

        In the event Patrick Arneault's employment is terminated by the Company other than for cause or disability, he would receive a severance payment equal to the entire compensation for the remainder of the term of the agreement; or in the event he is terminated in connection with a change of control of the Company, as defined in the Agreement, he would receive a severance payment equal to the greater of entire compensation for the remainder of the term of the agreement and one year's salary.

        In the event John Bittner's employment is terminated by the Company other than for cause or disability, he would receive a severance payment equal to the entire compensation for the remainder of the term of the agreement; or in the event he is terminated in connection with a change of control of the Company, as defined in the Agreement, John Bittner would receive a severance payment equal to the greater of entire compensation for the remainder of the term of the agreement and one year's salary.

 Potential Payments Upon Termination or Change in Control Table

        The following table describes and quantifies certain compensation that would become payable under existing agreements, plans and arrangements, with Named Officers, if employment was terminated on December 31, 2008, given compensation levels as of such date and, if applicable, based on the Company's closing stock price on that date.

Name	Compensation Components	Voluntary	Involuntary With Cause	Involuntary Without Cause		Retirement	Death	Disability	Change in Control		Change in Control with Termination
Robert F. Griffin	Salary/Bonus	$45,000	$45,000	$760,000	(1)		$492,000	$492,000			$1,307,000	(2)
	Other Benefits			29,000							29,000
	Options(5)(6)(7)									(8)

David R. Hughes	Salary/Bonus	$98,000	$98,000	$768,000	(3)		$634,000	$634,000			$780,000	(4)
	Other Benefits			63,000
	Options(5)(6)(7)			13,000						(8)

John W. Bittner, Jr.	Salary			$226,000	(9)		$226,000	$226,000			$270,757	(10)
	Other Benefits			14,000
	Options(5)(6)(7)									(8)

Patrick J. Arneault	Salary			$308,000	(9)		$308,000	$308,000			$369,578	(10)
	Other Benefits			18,000
	Options(5)(6)(7)									(8)

(1)
Amount represents the base salary for one year, 30% minimum annual bonus payable for one year and prorata share of incentive compensation earned in the year of termination.

(2)
Amount represents the product of the base salary times a multiple of two, and an amount equal to the highest amount of incentive compensation paid in the first or second year preceding termination, or in the event termination occurs before payment of any annual bonus then an amount equal to the minimum incentive compensation or 30%.

(3)
Amount represents entire compensation for remaining term of employment agreement but not less than one year, minimum bonus of 25% of base compensation and unpaid portion of unpaid earned minimum bonus.

(4)
Amount represents the product of the base salary times a multiple of two.

(5)
Amount would represent in-the-money value of options to purchase common stock based on the closing market price of the Company's common stock on December 31, 2008, of $1.68. However, there were no in-the-money options at December 31, 2008.

(6)
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

(7)
Provided voluntary termination is with the consent of the Company.

(8)
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

(9)
Amount represents the lesser of the base salary for the remaining period of employment or one year.

(10)
Amount represents the greater of the entire compensation payable per terms of the employment agreement for the remaining period of employment or one year's base salary.

Compensation Committee Interlocks and Insider Participation

        The current members of the Company's Compensation Committee are Messrs. Duffy, Greenwood and Billick, each of whom is an independent director. No executive officer of the Company has served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director or member of the Compensation Committee of the Company.

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

ITEM 12.    STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth, as of April 28, 2009, the ownership of the presently issued and outstanding shares of our common stock by persons owning more than 5% of such stock, and the ownership of such stock by our officers and directors, individually and as a group. As of April 28, 2009, there were 27,475,260 shares of common stock outstanding. Unless otherwise indicated, the address for each of the stockholders listed below is c/o MTR Gaming Group, Inc., State Route 2 South, P.O. Box 356, Chester, WV 26034.

Name	Number of Shares	Percentage of Class
Jeffrey P. Jacobs(1)	2,302,534	8.38%
Robert A. Blatt(2)	740,600	2.68%
James V. Stanton(3)	60,000	*
Donald J. Duffy(4)	0	*
LC Greenwood(5)	0	*
Richard Delatore(6)	0	*
Raymond K. Lee(7)	20,000	*
Steven M. Billick(8)	0	*
Stanley R. Gorom III(9)	0	*
Robert F. Griffin(10)	0	*
David R. Hughes(11)	70,000	*
John W. Bittner, Jr.(12)	115,000	*
Patrick J. Arneault(13)	100,213	*
Rose Mary Williams(14)	140,000	*
Kenneth P. Zern(15)	20,000	*
Richard Knight(16)	14,000	*
Jack B. Sours(17)	5,145	*
Total officers and directors as a group (16 persons)	3,587,492	13.03%
The Richard E. Jacobs Revocable Trust, Jacobs Entertainment, Inc., Gameco Holdings, Inc. and Jeffrey P. Jacobs(18)	5,066,233	18.44%
Arbiter Partners and Isaac Brothers, LLC(19)	1,932,126	7.03%
Edson R. Arneault(20)	1,675,808	6.03%
Brigade Capital Management, LLC, Brigade Leveraged Capital Structures Fund, Ltd. and Donald E. Morgan, III(21)	1,498,653	5.46%
Andover Capital Advisors LP and David Glancy(22)	1,380,050	5.02%

*
Indicates less than one percent.

(1)
Includes 274,980 shares owned by Mr. Jacobs and also includes 813,618 shares owned by Jacobs Entertainment, Inc. and 1,213,936 shares owned by Gameco Holdings, Inc. of which Mr. Jacobs is a Director and the CEO.

(2)
Includes 733,600 shares held by Mr. Blatt, 3,000 shares held by Mr. Blatt's wife, 1,000 shares held in the name of Mr. Blatt's minor son, 3,000 shares held in the name of Mr. Blatt's daughter, and options to acquire beneficial ownership of 150,000 shares exercisable within 60 days held by Mr. Blatt. Mr. Blatt has disclaimed beneficial ownership of the shares held by his wife and children. Mr. Blatt's mailing address is c/o The CRC Group, Larchmont Plaza, 1890 Palmer Avenue, Suite 303, Larchmont, NY 10538.

(3)
Includes 60,000 shares held by Mr. Stanton. Mr. Stanton's mailing address is c/o the Company at State Route 2 South, P.O. Box 356, Chester, WV 26034.

(4)
Mr. Duffy's business mailing address is c/o Integrated Corporate Relations, 450 Post Road East, Westport, CT 06880.

(5)
Mr. Greenwood's business mailing address is c/o Greenwood McDonald Supply Company, Inc., 313 West Main Street, Carnegie, PA 15106.

(6)
Mr. Delatore's mailing address is c/o the Company at State Route 2 South, P.O. Box 356, Chester, West Virginia 26034.

(7)
Mr. Lee's mailing address is c/o the Company at State Route 2 South, P.O. Box 356, Chester, WV 26034.

(8)
Mr. Billick's mailing address is c/o the Company at State Route 2 South, P.O. Box 356, Chester, WV 26034.

(9)
Mr. Gorom's mailing address is c/o the Company at State Route 2 South, P.O. Box 356, Chester, WV 26034.

(10)
Includes no shares and includes options to acquire beneficial ownership of 50,000 shares within 60 days and excludes options to purchase beneficial ownership of 100,000 shares upon dates in excess of 60 days from the date of this report (except that such options shall be exercisable immediately if Mr. Griffin is terminated without cause or if he terminates his employment for good reason, as such terms are defined in his Employment Agreement with the Company and shall be exercisable immediately upon a change in control of the Company, as defined in Mr. Griffin's Employment Agreement).

(11)
Includes options to acquire beneficial ownership of 70,000 shares exercisable within 60 days.

(12)
Includes no shares and includes options to acquire beneficial ownership of 115,000 shares within 60 days.

(13)
Includes 213 shares held by Mr. Arneault's minor children and options to acquire ownership of 100,000 shares within 60 days.

(14)
Includes no shares and includes options to acquire beneficial ownership of 140,000 shares within 60 days.

(15)
Includes options to purchase beneficial ownership of 20,000 shares within 60 days.

(16)
Excludes options to purchase beneficial ownership of 40,000 shares upon a date in excess of 60 days from the date of this report (except that such option shall be exercisable immediately upon a change of control of the Company as defined in Mr. Knight's Employment Agreement).

(17)
Includes 5,145 shares held by Mr. Sours.

(18)
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

(19)
Arbiter Partners, L.P. is located at 149 Fifth Avenue, 15th Floor, New York, New York 10010. The address of Isaac Brothers, LLC is 75 Prospect Avenue, Larchmont, New York, 10538. Information based solely on filings made by Arbiter Partners, LP and Isaac Brothers, LLC with the SEC.

(20)
Includes 1,157,266 shares and options to acquire beneficial ownership of 300,000 shares within 60 days held by Mr. Arneault. Also includes 199,333 shares held by a corporation of which Mr. Arneault is the sole shareholder and 19,209 shares held by a partnership of which Mr. Arneault is a general partner. Mr. Arneault is located at 423 South Atlantic Avenue, Dune Point—Unit 301, New Smyrna Beach, Florida 32169.

(21)
Brigade Capital Management, LLC and Donald E. Morgan III are located at 717 Fifth Avenue, Suite 1301, New York, NY 10022, and Brigade Leveraged Capital Structures Fund, Ltd. is located c/o Ogier Fiduciary Services (Cayman) Limited, P.O. Box 1234, Queensgate House, South Church Street, George Town, Grand Cayman KY1-1008, Cayman Islands. Information based solely on filings made by Brigade Capital Management, LLC, Brigade Leveraged Capital Structures Fund, Ltd., and Donald E. Morgan, III with the SEC.

(22)
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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	899,000	7.93	231,000
Equity compensation plans not approved by security holders	584,800	7.48	60,000

Total	1,483,800		291,000

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

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

        On October 15, 2008, the Company and Mr. Edson Arneault entered into a Consulting Agreement that became effective upon October 31, 2008 and continues for a period of 30 months during which Mr. Arneault is assisting with the transition to Mr. Robert Griffin, who became the Company's President and CEO on November 1, 2008, and is available to provide other services as set forth in the Consulting Agreement. Edson Arneault resigned from his positions as the Chairman of the Board of Directors, President and CEO of the Company on October 31, 2008. The Consulting Agreement provides that the Company will pay Mr. Arneault a consulting fee of $512,000 per year and also provides for the payment of certain expenses incurred by Mr. Arneault. Mr. Arneault will provide up to 400 hours of his time per year to the Company. Likewise during the 30- month period, Mr. Arneault will not, directly or indirectly, own, operate, join, control, participate in or be connected as an officer, director, employee, partner, stockholder, consultant or otherwise, with any gaming business within 150 miles of any facility currently owned or leased by the Company.

        Mr. Patrick J. Arneault serves as Vice President of Development of Mountaineer. During the year ended December 31, 2008, Mr. Arneault's total compensation was $403,439. Patrick J. Arneault is the brother of Edson R. Arneault, our prior President, Chief Executive Officer and Chairman (currently a consultant to the Company). Patrick Arneault has worked for Mountaineer since February 2000.

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

        For a director to be considered independent, the director must meet the bright-line independence standards under the listing standards of NASDAQ and the Board must affirmatively determine that the director has no material relationship with us, directly, or as a partner, stockholder or officer of an organization that has a relationship with us. The Board determines director independence based on an analysis of the independence requirements of the NASDAQ listing standards. In addition, the Board will consider all relevant facts and circumstances in making an independence determination. The Board also considers all commercial, industrial, banking, consulting, legal, accounting, charitable, familial or other business relationships any director may have with us. The Board has determined that the following six directors satisfy the independence requirements of NASDAQ: James V. Stanton, Donald J. Duffy, LC Greenwood, Richard Delatore, Raymond K. Lee and Steven M. Billick.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The following table summarizes principal accounting fees and services billed for the fiscal years ended December 31, 2008 and 2007 by Ernst & Young, LLP, the Company's principal accountant.

	2008	2007
Audit Fees:
Annual Audit of the Financial Statements (including expenses)	$1,168,531	$1,189,777
Other Audit-Specific Matters	72,055	132,374

Total Audit Fees	$1,240,586	$1,322,151
Tax Services:
Tax Compliance	$64,765	$68,411
Other Tax Services	147,793	42,187

Total Tax Fees	$212,558	$110,598
All Other Services	$—	$—

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

Date: April 30, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A to the annual report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Capacity

/s/ ROBERT F. GRIFFIN Robert F. Griffin	President and Chief Executive Officer	April 30, 2009
/s/ JEFFREY P. JACOBS Jeffrey P. Jacobs	Chairman	April 30, 2009
/s/ ROBERT A. BLATT Robert A. Blatt	Director	April 30, 2009
/s/ JAMES V. STANTON James V. Stanton	Director	April 30, 2009
/s/ DONALD J. DUFFY Donald J. Duffy	Director	April 30, 2009
/s/ LC GREENWOOD LC Greenwood	Director	April 30, 2009
/s/ RICHARD DELATORE Richard Delatore	Director	April 30, 2009

Signature	Capacity

/s/ RAYMOND K. LEE Raymond K. Lee	Director	April 30, 2009
/s/ STEVEN M. BILLICK Steven M. Billick	Director	April 30, 2009
/s/ STANLEY R. GOROM III Stanley R. Gorom III	Director	April 30, 2009
/s/ DAVID R. HUGHES David R. Hughes	Corporate Executive Vice President and Chief Financial Officer	April 30, 2009
/s/ JOHN W. BITTNER, JR. John W. Bittner, Jr.	Executive Vice President of Finance and Accounting	April 30, 2009
/s/ KENNETH P. ZERN Kenneth P. Zern	Chief Accounting Officer	April 30, 2009

EXHIBIT INDEX

EXHIBIT NO.	ITEM TITLE
31.1	Certification of Robert F. Griffin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of David R. Hughes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).