Form 10-Q
period 2009-03-31
MTR GAMING GROUP INC
filed 2009-05-11
CIK 834162

Use these links to rapidly review the document
MTR GAMING GROUP, INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

COMMON STOCK, $.00001 PAR VALUE
Class
27,475,260
Outstanding at May 11, 2009

MTR GAMING GROUP, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	MARCH 31 2009	DECEMBER 31 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,533	$29,011
Restricted cash	1,046	929
Accounts receivable, net of allowance for doubtful accounts of $162 in 2009 and $125 in 2008	6,714	7,717
Inventories	4,157	4,445
Deferred financing costs	4,391	4,444
Prepaid income taxes	5,624	7,059
Deferred income taxes	1,398	1,397
Prepaid expenses and other current assets	4,767	4,528
Assets held for deferred compensation	11,711	11,529
Assets of discontinued operations	23	36

Total current assets	79,364	71,095
Property and equipment, net	363,166	367,769
Goodwill	1,985	1,985
Other intangibles	68,819	68,819
Deferred financing costs, net of current portion	1,506	2,499
Deposits and other	14,651	14,815
Assets of discontinued operations	728	728

Total assets	$530,219	$527,710

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,641	$6,869
Accounts payable—gaming taxes and assessments	3,220	6,848
Accrued payroll and payroll taxes	4,021	3,220
Accrued interest	10,979	4,932
Other accrued liabilities	13,166	14,486
Construction project liabilities	863	1,048
Deferred compensation	11,711	11,547
Current portion of long-term debt and capital lease obligations	115,162	20,498
Liabilities of discontinued operations	1,746	1,240

Total current liabilities	170,509	70,688
Long-term debt and capital lease obligations, net of current portion	259,338	357,112
Long-term deferred compensation	338	663
Deferred income taxes	3,644	3,644

Total liabilities	433,829	432,107

Shareholders' equity:
Common stock	—	—
Additional paid-in capital	61,812	61,774
Retained earnings	34,765	34,013
Accumulated other comprehensive loss	(386)	(386)

Total shareholders' equity of MTR Gaming Group, Inc.	96,191	95,401
Non-controlling interest of discontinued operations	199	202

Total shareholders' equity.	96,390	95,603

Total liabilities and shareholders' equity	$530,219	$527,710

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED MARCH 31
	2009	2008
Revenues:
Gaming	$100,566	$102,928
Parimutuel commissions	1,965	2,029
Food, beverage and lodging	7,610	8,066
Other	1,696	1,651

Total revenues	111,837	114,674
Less promotional allowances	(2,137)	(1,687)

Net revenues	109,700	112,987

Operating expenses:
Expenses of operating departments:
Gaming	62,782	64,696
Parimutuel commissions	2,336	2,534
Food, beverage and lodging	5,732	6,885
Other	1,389	1,811
Marketing and promotions	4,445	3,573
General and administrative	13,563	17,151
Depreciation	7,274	7,525
Loss on disposal of property	8	—

Total operating expenses	97,529	104,175

Operating income	12,171	8,812
Other income (expense):
Interest income	451	92
Interest expense	(9,936)	(10,253)
Loss on debt modification	—	(3,356)

Income (loss) from continuing operations before income taxes	2,686	(4,705)
(Provision) benefit for income taxes	(1,184)	2,296

Income (loss) from continuing operations	1,502	(2,409)

Discontinued operations:
Loss from discontinued operations before income taxes and non-controlling interest	(1,342)	(259)
Benefit for income taxes	589	37

Loss from discontinued operations before non-controlling interest	(753)	(222)
Non-controlling interest	3	5

Loss from discontinued operations	(750)	(217)

Net income (loss)	$752	$(2,626)

Net income (loss) per share—basic:
Income (loss) from continuing operations	$0.05	$(0.09)
Loss from discontinued operations	(0.02)	(0.01)

Net income (loss)	$0.03	$(0.10)

Net income (loss) per share—diluted:
Income (loss) from continuing operations	$0.05	$(0.09)
Loss from discontinued operations	(0.02)	(0.01)

Net income (loss)	$0.03	$(0.10)

Weighted average number of shares outstanding:
Basic	27,475,260	27,475,260

Diluted	27,475,260	27,475,260

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED MARCH 31
	2009	2008
Cash flows from operating activities:
Net income (loss)	$752	$(2,626)
Adjustments to reconcile net income (loss) to net cash provided by net operating activities:
Depreciation	7,274	7,525
Amortization of deferred financing fees	1,162	850
Loss on debt modification	—	3,356
Bad debt expense	135	16
Stock compensation expense	38	366
Deferred income taxes	(1)	(18)
(Decrease) increase in long-term deferred compensation	(161)	164
Loss on disposal of property	8	—
Change in operating assets and liabilities:
Accounts receivable	868	21
Prepaid income taxes	1,435	(2,312)
Other current assets	(133)	683
Accounts payable	2,772	(461)
Accrued liabilities	1,715	(1,681)

Net cash provided by continuing operating activities	15,864	5,883
Net cash provided by (used in) discontinued operating activities	516	(3,875)

Net cash provided by operating activities	16,380	2,008

Cash flows from investing activities:
Increase in restricted cash	(117)	(687)
Decrease (increase) in deposits and other	164	(264)
Proceeds from the sale of the Ramada Inn and Speedway Casino	—	11,293
Proceeds from the sale of Binion's Gambling Hall & Hotel	—	28,049
Proceeds from disposal of other property	31	—
Capital expenditures	(2,710)	(3,167)

Net cash (used in) provided by continuing investing activities	(2,632)	35,224
Net cash used in discontinued investing activities	—	(651)

Net cash (used in) provided by investing activities	(2,632)	34,573

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(3,165)	(30,269)
Financing cost paid	(61)	(625)

Net cash used in continuing financing activities	(3,226)	(30,894)
Net cash used in discontinued financing activities	—	(23)

Net cash used in financing activities	(3,226)	(30,917)

Net increase in cash and cash equivalents	10,522	5,664
Cash and cash equivalents, beginning of year	29,011	31,045

Cash and cash equivalents, end of year	$39,533	$36,709

Cash paid during the year for:
Interest paid	$2,711	$3,666

Income taxes (refunded) paid	$(840)	$—

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of MTR Gaming Group, Inc. and Subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

        The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        The Company, through our wholly-owned subsidiaries, owns and operates Mountaineer Casino, Racetrack & Resort in Chester, West Virginia; Presque Isle Downs & Casino in Erie, Pennsylvania; and Scioto Downs in Columbus, Ohio. Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of AmericaTab LTD.

        Through our wholly-owned subsidiary, MTR-Harness, Inc., we own a 50% interest in North Metro Harness Initiative, LLC, which operates Running Aces Harness Park in Anoka County, Minnesota. On April 3, 2009, we received notification that North Metro's lender was seeking foreclosure of our equity interest in North Metro. Therefore, effective March 31, 2009, MTR-Harness, Inc. and its 50% interest in North Metro have been reflected as discontinued operations. Reclassifications have been made to the prior period presentation to reflect the assets, liabilities, operating results and cash flows of MTR-Harness as discontinued operations. See Note 4.

        Through our wholly-owned subsidiary, Jackson Racing, Inc., we own a 90% interest in Jackson Trotting Association LLC, which operated Jackson Harness Raceway in Jackson, Michigan. On December 4, 2008, Jackson Trotting ceased the racing and simulcast wagering operations at Jackson Harness Raceway and surrendered its racing license to the Michigan Racing Commission. Reclassifications have been made to the prior period presentation to reflect the assets, liabilities, operating results and cash flows of Jackson as discontinued operations.

        Through March 7, 2008 and June 3, 2008, we owned and operated Binion's Gambling Hall & Hotel in Las Vegas, Nevada, and the Ramada Inn and Speedway Casino in North Las Vegas, Nevada, respectively. As discussed in Note 6, we sold Binion's on March 7, 2008, pursuant to a Stock Purchase Agreement executed between the Company and TLC Casino Enterprises, Inc., and on June 3, 2008, we completed the sale of the Speedway pursuant to the terms of an Asset Purchase and Sale Agreement executed between the Company and Lucky Lucy D, LLC. Reclassifications have been made to the prior period presentation to reflect the assets and liabilities of Binion's and Speedway as held for sale and the operating results and cash flows as discontinued operations.

        Certain other reclassifications have been made to the prior year's consolidated financial statement presentation to conform to the current presentation. These reclassifications did not affect our consolidated net income (loss) or cash flows.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION (Continued)

        For further information, refer to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS

Pronouncements Implemented

        In September 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements ("SFAS 157"), which provides guidance for measuring the fair value of assets and liabilities and requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability and provides additional guidelines to consider in determining the market-based measurement. In February 2008, the FASB delayed the effective date of SFAS 157 until January 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at least annually. We adopted SFAS 157 on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities. The impact from the adoption of SFAS 157 is reflected in our consolidated financial statements.

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

        We have a deferred compensation arrangement with a former executive that is structured as a rabbi trust. The investments of the rabbi trust are valued using quoted market prices (Level 1 inputs). The fair value of the investments in the rabbi trust at March 31, 2009 and December 31, 2008 was $11.7 million and $11.5 million, respectively.

        The carrying value of our senior secured revolving credit facility at March 31, 2009 and December 31, 2008 approximates fair value based on the interest rates available on similar borrowings. The fair value of our $130 million senior unsecured notes was $92.8 million at March 31, 2009 and $97.0 million at December 31, 2008. The fair value of our $125 million senior subordinated notes was $62.8 million at March 31, 2009 and $69.5 million at December 31, 2008. The fair value is determined based on Level 2 inputs including quoted market prices and bond terms and conditions.

        In November 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for entities that have equity investments that are not attributable directly to the parent, called non-controlling interests. Specifically, SFAS 160 states where and how to report

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

non-controlling interests in the consolidated statements of financial position and operations, how to account for changes in non-controlling interests, and provides disclosure requirements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted SFAS No. 160 on January 1, 2009, and it did not have a material impact on our consolidated financial statements.

NOTE 3—RISKS AND UNCERTAINTIES

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

NOTE 4—NORTH METRO HARNESS INITIATIVE, LLC (d/b/a Running Aces Harness Park)

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

        The cost of construction of North Metro, including furniture, fixtures and equipment and start-up expenses, was approximately $62.5 million, $42.3 million of which was separately financed through Black Diamond Commercial Finance, LLC as agent (collectively, "Black Diamond"), without recourse to us except for a $1.0 million guarantee that we provided in July 2008. The guarantee will continue until the earlier of July 1, 2010 or prepayment of the Black Diamond credit agreement. Additionally,

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—NORTH METRO HARNESS INITIATIVE, LLC (d/b/a Running Aces Harness Park) (Continued)

our equity interest in North Metro was pledged to Black Diamond as collateral for the construction loan. Through March 31, 2009, we made aggregate capital contributions in North Metro of approximately $13.0 million (exclusive of legal and other fees). In May 2008 we provided two letters of credit in the amounts of $238,625 (which was released in February 2009) and $135,000 and a surety bond in the amount of $250,000 (which expired on April 11, 2009). During the three months ended March 31, 2009 and 2008, we recorded equity losses in North Metro of approximately $0.8 million and $0.3 million, respectively. These losses are included within loss from discontinued operations in our consolidated statements of operations, as noted below.

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

        Based upon the default under the Black Diamond credit agreement (subject to the above-mentioned Forbearance Agreement then in effect), Black Diamond's transaction with Southwest and our inability to provide further funding to North Metro, we determined that there was substantial doubt as to whether we could recover our investment in North Metro. Accordingly, during the third and fourth quarters of 2008 we recorded impairment losses of $8.7 million (for which a tax benefit could not be recognized).

        On March 2, 2009, Black Diamond removed the board seats held by MTR-Harness, Inc. from North Metro's board of directors. Although we were in discussions with Black Diamond, we have not entered into agreements similar to those entered into by Southwest Casino Corporation (as described above) and continue to own our 50% membership interest in North Metro. However, on April 3, 2009, we received notification that Black Diamond was pursuing legal action seeking enforcement of our payment of the $1 million guarantee and certain additional costs and foreclosure of our pledged equity interest in North Metro. The Company and Black Diamond have agreed in principle to settle the guarantee payment for $750,000. MTR-Harness will also surrender its equity interest in North Metro. The settlement amount has been accrued in our consolidated balance sheet as of March 31, 2009.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—NORTH METRO HARNESS INITIATIVE, LLC (d/b/a Running Aces Harness Park) (Continued)

        Based upon the foreclosure action by Black Diamond, the assets and liabilities of MTR-Harness, Inc. and its 50% interest in North Metro have been reflected as assets and liabilities of discontinued operations in our consolidated balance sheets as of March 31, 2009 and December 31, 2008, and the operating results and cash flows have been reflected as discontinued operations for the three months ended March 31, 2009 and 2008.

        Summary operating results for the discontinued operations for the three months ended March 31 were as follows:

	2009	2008
	(dollars in thousands)
Net revenues	$—	$—
Loss from discontinued operations before income taxes	(846)	(363)
Loss from discontinued operations, net of income tax benefit	(474)	(218)

        At March 31, 2009, North Metro had total assets $59.5 million and total liabilities of $50.2 million. The assets consisted principally of gaming equipment, land, building and financing costs. Liabilities consisted primarily of accounts payable and borrowings under its financing agreement.

NOTE 5—JACKSON TROTTING ASSOCIATION, LLC (d/b/a Jackson Harness Raceway)

        On December 6, 2005, our wholly-owned subsidiary, Jackson Racing, Inc., acquired a 90% interest in Jackson Trotting Association, LLC, which operated Jackson Harness Raceway in Jackson, Michigan, and offered harness racing, simulcast wagering and casual dining. Jackson Harness Raceway is located on property leased from Jackson County, Michigan on the Jackson County Fairgrounds through December 31, 2012.

        During the third quarter of 2008, we performed an evaluation to determine whether the assets of Jackson Trotting were impaired. Jackson Trotting generated operating losses since acquisition, projected further operating losses and substantially exhausted its operating funds, including funds provided by the Company. Furthermore, under the terms of our Fifth Amended and Restated Credit Agreement, as amended, we did not have the ability to provide further financial support to Jackson Trotting. Jackson Trotting's assets consisted primarily of a $2.6 million intangible asset that represented the assigned value of the racing licenses held by Jackson Trotting. The value assigned to the racing licenses considered that the racing licenses permit Jackson Trotting to conduct live racing and simulcasting operations, and if legislative proposals in Michigan were passed, would permit Jackson Trotting to operate electronic gaming devices.

        Based upon the projected operating losses, our inability to provide further funding to Jackson Trotting and an assessment of the potential for legislation permitting gaming operations at the racetracks in Michigan, we concluded that the Jackson Trotting intangible asset was impaired and, accordingly, recorded an impairment loss of $2.6 million ($2.1 million net of tax) during the third quarter of 2008.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 5—JACKSON TROTTING ASSOCIATION, LLC (d/b/a Jackson Harness Raceway) (Continued)

        On December 4, 2008, Jackson Trotting ceased the racing and simulcast wagering operations at Jackson Harness Raceway and surrendered its racing license to the Michigan Racing Commission. In connection with the closure, Jackson Trotting recorded approximately $675,000 related to contractual obligations at December 31, 2008.

        The assets and liabilities of Jackson Racing, Inc. and Jackson Trotting have been reflected as assets and liabilities of discontinued operations in our consolidated balance sheets as of March 31, 2009 and December 31, 2008, and the operating results and cash flows have been reflected as discontinued operations for the three months ended March 31, 2009 and 2008.

        Summary operating results for the discontinued operations for the three months ended March 31 were as follows:

	2009	2008
	(dollars in thousands)
Net revenues	$—	$603
Loss from discontinued operations before income taxes and non-controlling interest	(76)	(272)
Loss from discontinued operations, net of non-controlling interest and income tax benefit	(41)	(158)

NOTE 6—SALES OF PROPERTIES

Binion's Gambling Hall & Hotel

        On March 7, 2008, we sold 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owned and operated Binion's Gambling Hall & Hotel, and Speakeasy Fremont Experience Operating Company in accordance with the terms of a Stock Purchase Agreement dated June 26, 2007 (as subsequently amended), executed between the Company and TLC Casino Enterprises, Inc. The transaction was subject to purchase price adjustments based on changes in the net working capital, certain capital expenditures between execution and closing, and a $3.5 million working capital adjustment which remained with Binion's upon closing. Net cash to the Company at closing was approximately $28.0 million. However, in connection with our original acquisition of Binion's on March 11, 2004, we provided limited guarantees, which reduce each month as rental payments are made on certain land leases, some of which expired in March 2008 and March 2009, and two of which remain in effect. The two remaining guarantees (totaling approximately $1.6 million) expire in March 2010. The purchaser remains obligated to use its reasonable best efforts to assist us in obtaining releases of these guarantees.

        In January 2009, the post-closing purchase price adjustment was settled with TLC Casino Enterprises, Inc., and accordingly, we paid TLC the total amount due of approximately $1.5 million. The amount was deposited into an escrow account and is being used to pay a portion of the land lease obligations that have been guaranteed by the Company as discussed above. The balance of the escrow account was $0.5 million at March 31, 2009.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 6—SALES OF PROPERTIES (Continued)

        Binion's operating results and cash flows have been reflected as discontinued operations for the three months ended March 31, 2008. Upon completion of the sale on March 7, 2008, and resolution of the purchase price adjustment, we incurred a loss on disposal of $0.9 million, which was in addition to the loss of $2.0 million recorded in 2007 to adjust the carrying value of Binion's assets to the anticipated proceeds, less costs to sell.

        Summary operating results for the discontinued operations for the three months ended March 31 were as follows:

	2009	2008
	(dollars in thousands)
Net revenues	$—	$9,857
Loss from discontinued operations before income taxes	(459)	(2,166)
Loss from discontinued operations, net of income tax benefit	(257)	(1,366)

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

        Speedway's operating results and cash flows have been reflected as discontinued operations for the three months ended March 31, 2008. On January 11, 2008, we recorded a gain on the sale of the real property in the amount of $2.8 million, and on June 3, 2008, we recorded a gain on the sale of the gaming assets in the amount of $1.2 million.

        Summary operating results for the discontinued operations for the three months ended March 31 were as follows:

	2009	2008
	(dollars in thousands)
Net revenues	$—	$2,734
Income from discontinued operations before income taxes	39	2,542
Income from discontinued operations, net of income tax provision	22	1,525

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 7—EQUITY TRANSACTIONS

        We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values and that compensation expense be recognized for awards over the requisite service period of the award or to an employee's eligible retirement date, if earlier. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow.

        Total stock option expense recognized during the three months ended March 31, 2009 and 2008 was $37,000 ($24,000 net of tax) and $366,000 ($238,000 net of tax), respectively. As of March 31, 2009, we had approximately $216,000 of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted-average period of approximately 1.04 years.

        There were no options granted or exercised during the three months ended March 31, 2009 and 2008. The stock option activity for the three months ended March 31, 2009 was as follows

	Number of Shares	Weighted Average Exercise Price
Outstanding December 31, 2008	1,483,800	$7.75
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(100,300)	10.51

Outstanding March 31, 2009	1,383,500	$7.55

Exercisable March 31, 2009	1,171,500	$7.32

NOTE 8—INCOME TAXES

        The effective income tax rate is reflective of permanent non-deductible expenses plus an additional state income tax provision (benefit), if any, associated with the operations of Presque Isle Downs & Casino. In addition, we recognize interest expense and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2009 and 2008, we recognized interest expense of approximately $4,000 and $50,000, respectively.

        The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0.1 million. We do not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

        The Company and its subsidiaries file a consolidated federal income tax return and consolidated and separate income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examinations for years before 2005.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 9—LONG-TERM DEBT

Credit Agreement

        On December 19, 2008, we entered into the Fourth Amendment to the Fifth Amended and Restated Credit Agreement. The Fourth Amendment among other things (i) reduced the aggregate commitment under the agreement from $125 million to $110 million; (ii) revised the aggregate commitment reduction schedule; (iii) revised the definition of base rate and applicable margin with respect to the applicable interest rate and computation of fees and charges; (iv) revised the definition of EBITDA to include a provision for one or more addbacks for severance costs for a specified period up to $2 million; (v) revised the definition of excess cash on hand for covenant calculation purposes; and (vi) revised the required refinancing date of our senior unsecured notes from October 1, 2009 to January 2, 2010. Additionally, during each quarter of 2009 through January 1, 2010, the margin with respect to the applicable interest rate increases by 1/2% from 2.75% to 4.75%, respectively, on the total amount outstanding under the credit facility.

        As a result of the Second Amendment to our credit agreement and the reduction in borrowing capacity, we were required to proportionately reduce the amount of existing deferred financing costs. Consequently, we recorded a write-off of deferred financing costs of approximately $3.4 million during the three months ended March 31, 2008. This amount is reflected in our consolidated statements of operations as a loss on debt modification.

        The credit agreement, as amended, contains covenants that restrict our ability to make investments, incur additional indebtedness, incur guarantee obligations, pay dividends, create liens on assets, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates. In addition, the credit agreement, as amended, contains customary affirmative and negative covenants that include the requirement that we satisfy, on a consolidated basis, specified quarterly financial tests. We maintained compliance with these covenants as of March 31, 2009.

        The amount that may be borrowed under the credit agreement is subject to a debt incurrence test provided by the indentures governing our senior unsecured notes and senior subordinated notes. Prior to entering into the First Amendment, we obtained the required consents from the holders of our senior unsecured notes and senior subordinated notes to amend the indentures governing the senior unsecured notes and senior subordinated notes. Commencing in the second quarter of 2008 and until the senior subordinated notes are no longer outstanding, we are required to pay consent fees of $5.00 per $1,000 of principal to the holders of our senior subordinated notes if we do not satisfy certain quarterly financial ratios. We have not met these ratios and therefore recorded additional expense of $625,000 for the three months ended March 31, 2009.

        Currently, our borrowing capacity under the credit facility is limited to a total of $104.6 million, subject to further mandatory scheduled commitment reductions of 2.5% per quarter for the quarters ending June 30, 2009 and September 30, 2009, and 5% for the quarter ending December 31, 2009. As a result, our available borrowing commitment will be reduced to $94.4 million by December 31, 2009.

        Obligations under the credit agreement are guaranteed by each of our operating subsidiaries. Borrowings under the credit agreement and the subsidiary guarantees are secured by substantially all of our assets and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 9—LONG-TERM DEBT (Continued)

        The credit agreement, as amended, requires us to refinance our senior unsecured notes with other unsecured indebtedness by January 2, 2010 on terms and conditions acceptable to our senior secured lenders. Currently, our $130 million senior unsecured notes mature on April 1, 2010. If the senior unsecured notes are not refinanced prior to this date, the maturity date of the amounts outstanding under our credit facility will be accelerated to January 2, 2010. In any event, our credit agreement expires March 31, 2010. We are currently evaluating our financing options and are in discussions with our lenders and advisors. Amounts outstanding under the credit facility have been classified as "current liabilities" for financial reporting purposes at March 31, 2009. In addition, our $130 million senior unsecured notes will be classified to "current liabilities" for financial reporting purposes at April 1, 2009. Our $125 million senior subordinated notes do not mature until June 1, 2012.

        At March 31, 2009 and 2008, borrowings of $101.9 million and $115.8 million, respectively, and letters of credit for approximately $1.2 million and $1.5 million, respectively, were outstanding under the credit facility. On March 7, 2008, we utilized $27.6 million of the proceeds from the sale of Binion's to reduce amounts outstanding under the credit facility.

Other Debt Financing Arrangements

        In 1999, Scioto Downs, Inc. entered into a term loan agreement that provides for monthly payments of principal and interest through September 2013. The term loan is collateralized by a first mortgage on Scioto Downs' real property facilities, as well as other personal property, and an assignment of the rents from lease arrangements. At March 31, 2009 and December 31, 2008, there was $1.3 million and $1.4 million, respectively, outstanding under the term loan. The term loan agreement contains an acceleration clause whereby the lender has the right to declare the loan immediately due and payable if, in the lender's judgment, an event has occurred which is likely to have a material adverse effect on the Company.

        Throughout 2007 and 2008, both Presque Isle Downs and Mountaineer Casino executed various promissory notes and capital lease arrangements to finance the purchase of equipment including slot machines and surveillance equipment. Aggregate amounts due under these arrangements approximated $16.3 million and $19.4 million at March 31, 2009 and December 31, 2008, respectively. No such arrangements were executed during the three months ended March 31, 2009. Property, plant and equipment subject to capital lease arrangements had net book values of approximately $4.2 million and $4.5 million at March 31, 2009 and December 31, 2008, respectively.

        During the three months ended March 31, 2008, we borrowed $0.2 million in connection with equipment financing arrangements.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Litigation

        On May 5, 2006, HHLV Management Company, LLC, an affiliate of Harrah's Entertainment, Inc., served a complaint for breach of contract against Speakeasy Gaming of Fremont, Inc. (and MTR Gaming Group, Inc. as guarantor of the obligations of Speakeasy Gaming of Fremont, Inc.). The complaint alleges that HHLV is entitled to an additional $5 million of purchase price pursuant to the Purchase Agreement by which Speakeasy Gaming of Fremont acquired Binion's Gambling Hall &

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 10—COMMITMENTS AND CONTINGENCIES (Continued)

Hotel. The Company and Speakeasy Gaming of Fremont, Inc. answered the complaint, generally denying liability and filed counterclaims for breach of contract, breach of duty of good faith and fair dealing, and fraudulent or intentional misrepresentations. By order filed on October 2, 2006, the court dismissed the Company's counterclaims that were based on fraud and bad faith, but preserved the counterclaim based on breach of contract. The parties have agreed in principle to settle the matter for $1.75 million with payment to be made upon settlement of all other accounts between the parties. During the first quarter of 2009, the parties have agreed in principle to settle the other accounts due between the parties resulting in an adjustment to the previously recorded amounts and a charge to discontinued operations of $420,000. The settlement amounts have been accrued in our consolidated balance sheets as of March 31, 2009 and December 31, 2008.

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

  (ii)
  competitive and general economic conditions in our markets, including when the slot parlor licensed for downtown Pittsburgh, Pennsylvania completes construction and successfully opens, and whether the harness horseracing track recently licensed in Lawrence County, Pennsylvania obtains a slot machine license, is constructed and successfully opens, the impact of the April 2009 opening of the permanent facility and increase in the number of games at The Meadows Racetrack & Casino in Washington, Pennsylvania, and the legalization of new forms of gaming in states within our target markets;

  (iii)
  the success and growth of table gaming at Mountaineer Casino to distinguish itself from slots-only competitors and increase revenue and profitability of it's hotel, food and beverage, and other amenities;

  (iv)
  construction factors relating to maintenance and expansion of operations, including litigation, delays, zoning issues, environmental restrictions, site conditions, weather or other hazards;

  (v)
  volatility and disruption of the capital and credit markets and adverse changes in the global and U.S. economies, which may negatively impact our revenues and ability to access financing;

  (vi)
  dependence on Mountaineer Casino and Presque Isle Downs & Casino for the majority of our revenues and cash flows;

  (vii)
  dependence upon key personnel and the ability to attract new personnel;

  (viii)
  weather or road conditions limiting access to our properties; and

  (ix)
  the ability to refinance existing debt, or obtain additional financing, if and when needed, and the impact of leverage and debt service requirements.

        Additional factors that could cause our actual performance to differ materially from that contemplated by such forward-looking statements are detailed in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as other filings with the Securities and Exchange

Commission. We do not intend to publicly update any forward-looking statements, except as may be required by law.

OVERVIEW

        We own and operate Mountaineer Casino, Racetrack & Resort in Chester, West Virginia; Presque Isle Downs & Casino in Erie, Pennsylvania; and Scioto Downs in Columbus, Ohio. We consider these three properties, which are located in contiguous states, to be our core assets. Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of AmericaTab LTD.

        Through our wholly-owned subsidiary, MTR-Harness, Inc., we own a 50% interest in North Metro Harness Initiative, LLC, which operates Running Aces Harness Park in Anoka County, Minnesota. On April 3, 2009, we received notification that North Metro's lender was seeking foreclosure of our equity interest in North Metro. Therefore, effective March 31, 2009, MTR-Harness, Inc. and its 50% interest in North Metro have been reflected as discontinued operations. Reclassifications have been made to the prior period presentation to reflect the assets, liabilities, operating results and cash flows of MTR-Harness as discontinued operations. See additional information as discussed below.

        Through our wholly-owned subsidiary, Jackson Racing, Inc., we own a 90% interest in Jackson Trotting Association LLC, which operated Jackson Harness Raceway in Jackson, Michigan. On December 4, 2008, Jackson Trotting ceased the racing and simulcast wagering operations at Jackson Harness Raceway and surrendered its racing license to the Michigan Racing Commission. Reclassifications have been made to the prior period presentation to reflect the assets, liabilities, operating results and cash flows of Jackson as discontinued operations.

        Through March 7, 2008 and June 3, 2008, we owned and operated Binion's Gambling Hall & Hotel in Las Vegas, Nevada, and the Ramada Inn and Speedway Casino in North Las Vegas, Nevada, respectively. We sold Binion's on March 7, 2008, pursuant to a Stock Purchase Agreement executed between the Company and TLC Casino Enterprises, Inc., and on June 3, 2008, we completed the sale of the Speedway pursuant to the terms of an Asset Purchase and Sale Agreement executed between the Company and Lucky Lucy D, LLC. Reclassifications have been made to the prior period presentation to reflect the assets and liabilities of Binion's and Speedway as held for sale and the operating results and cash flows as discontinued operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

        The following tables set forth information concerning our results of operations by property for continuing operations.

	Three months ended March 31,
	2009	2008
	(in thousands)
Net revenues—Continuing operations:
Mountaineer Casino, Racetrack & Resort	$66,613	$74,046
Presque Isle Downs & Casino	42,978	38,812
Scioto Downs	109	126
Corporate	—	3

Consolidated net revenues	$109,700	$112,987

	Three months ended March 31,
	2009	2008
	(in thousands)
Operating income (loss)—Continuing operations:
Mountaineer Casino, Racetrack & Resort	$8,905	$10,332
Presque Isle Downs & Casino	5,471	2,985
Scioto Downs	(713)	(875)
Corporate	(1,492)	(3,630)

Consolidated operating income	$12,171	$8,812

Mountaineer's Operating Results:

        During the three months ended March 31, 2009, Mountaineer's operating results were adversely affected by severe weather conditions in January and February and the continued effect of competition, primarily from slot operations in Pennsylvania. Net revenues decreased by $7.4 million, or 10.0%, compared to the three-month period of 2008 primarily due to a $6.4 million decrease in gaming revenues. Net revenues earned from food, beverage and lodging operations decreased by $0.8 million, and net revenues earned from other sources, including parimutuel commissions, remained consistent. Promotional allowances increased by $0.2 million. Mountaineer's operating margin decreased slightly to 13.4% in 2009 from 14.0% in 2008.

        Significant factors contributing to Mountaineer's 2009 operating results were:

  •
  a decrease in gross profit from gaming operations (as discussed below);

  •
  an increase in marketing promotions and advertising costs of $1.1 million related to a shift in marketing strategies to an aggressive cash promotion campaign, which is designed to increase market share; offset by

  •
  an overall decrease in compensation and benefits costs of $2.0 million during 2009 and other cost containment initiatives.

        A discussion of Mountaineer's key operations follows.

        Gaming Operations.    Revenues from gaming operations during the three months ended March 31, 2009 decreased by $6.4 million, or 9.6%, to $60.0 million compared to the same period of 2008, and gross profit decreased by $2.5 million, or 9.6%. The decrease in gaming revenues was primarily related to slot operations, which decreased by $6.0 million to $48.0 million in 2009 compared to $54.0 million in 2008. Poker and table games generated revenues of $1.9 million and $10.1 million, respectively, in 2009 compared to $2.2 million and $10.1 million, respectively, in 2008.

        The following tables set forth statistical information concerning Mountaineer's gaming operations.

	Three months ended March 31,
	2009	2008
Slots:
Average daily net win per slot machine	$169	$185
Hold percentage	9.1%	9.1%
Average number of slot machines	3,156	3,184
Tables:
Total table drop	$54,417,000	$54,274,000
Average daily net win per table	$2,040	$2,079
Hold percentage	18.56%	18.59%
Average number of tables	55	55
Poker:
Average daily poker rake per table	$516	$608
Average number of tables	40	40

        Management attributes the decrease in slot revenue to severe weather conditions in January and February and the continuing impact on our market from gaming operations in Pennsylvania, with which Mountaineer shares some customer base in Ohio and Pennsylvania. In addition to the opening of Presque Isle Downs & Casino, The Meadows Racetrack & Casino, a harness racetrack in Washington, Pennsylvania, which is approximately 40 miles southeast of Mountaineer, opened its temporary slot casino with 1,825 machines in June 2007 and opened its permanent casino with over 3,700 slot machines and various food and beverage outlets on April 15, 2009.

        On April 10, 2009, the West Virginia legislature passed SB575 which will allow for free play (i.e. promotional credits on slot machines) at all of West Virginia's racetracks. Promotional credits are not subject to taxes and assessments, and management believes that free play will allow Mountaineer to compete more effectively with gaming operations in Pennsylvania which already have free play. Mountaineer intends to implement free play during the second half of 2009.

        We believe table games, and the implementation of free play, at Mountaineer will continue to enhance its competitive position by drawing new customers and driving increased play from our existing customers, which may contribute to Mountaineer's gaming revenue growth. Furthermore, table gaming at Mountaineer will also help distinguish our product from slot machines in local bars and clubs and slot machine operations in Pennsylvania. However, gaming operations at Mountaineer during 2009 may continue to be impacted by the adverse changes in the U.S. economy and by the opening of The Meadows' permanent casino on April 15, 2009 and the planned opening of the Rivers Casino in downtown Pittsburgh, Pennsylvania, approximately a one-hour drive from Mountaineer, which is expected to open in August 2009 with 3,000 slot machines and five food and beverage outlets.

        Overall, the decrease in revenues from gaming operations during the three-month period of 2009 resulted in decreased gaming taxes and assessments in the amount of $3.4 million to $31.4 million compared to the same period of 2008. For the three month periods of 2009 and 2008, Mountaineer's gaming taxes and assessments approximated 55.4% of slot revenues and 40.2% of table/poker revenues. Additionally, gaming compensation and benefits costs decreased by $0.4 million during 2009 compared to 2008 principally as a result of cost containment efforts.

        Parimutuel Commissions.    Parimutuel commissions for Mountaineer, detailing gross handles less patron payouts and deductions, for the three months ended March 31 were as follows:

	Three months ended March 31,
	2009	2008
	(in thousands)
Import simulcast racing parimutuel handle	$3,495	$4,799
Live racing parimutuel handle	1,118	1,061
Less patrons' winning tickets	(3,633)	(4,614)

	980	1,246
Revenues—export simulcast	1,842	1,705

	2,822	2,951
Less:
State and county parimutuel tax	(92)	(89)
Purses and Horsemen's Association	(1,212)	(1,276)

Revenues—parimutuel commissions	$1,518	$1,586

        Overall, Mountaineer's parimutuel commissions decreased by 4.3% during the three months ended March 31, 2009 compared to the same period of 2008, primarily due to a decrease in import simulcast handle. The decrease in import simulcast handle was primarily due to a decline in on-track wagering, which consistent with the national average decline in wagering of 9.3% during the first quarter of 2009 compared to 2008, as reported by Equibase Company. However, this decrease was offset partially by an increase in live racing handle and export simulcasting, which was due primarily to nine additional racing days in 2009 compared to 2008.

        Live racing and import simulcast may continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or growth in the utilization of telephone and/or internet wagering) and increased competition from Pennsylvania's racetracks. Mountaineer currently simulcasts its live races to over 1,000 sites.

        Food, beverage and lodging operations.    Revenues from food, beverage and lodging operations during the three months ended March 31, 2009 were $5.4 million, which decreased by $0.8 million, or 13.2%, compared to the same period in 2008; however gross profit from these operations increased slightly by 2.3%. The decrease in revenues was reflective of the decline in patron traffic due to severe weather conditions in January and February and a shift in marketing strategies designed to reduce food and beverage offers to patrons and increase cash programs, while the slight increase in gross profit was reflective of aggressive cost containment efforts.

        The average daily room rate for the Grande Hotel decreased to $52.59 during 2009 from $74.49 during 2008, and the average occupancy rate decreased to 74.2% from 75.1% during the same periods, respectively. The decrease in daily room rates primarily reflects a shift in marketing strategies to marketing the hotel as an amenity to gaming patrons, and the decrease in occupancy reflects the decline in patron traffic due to severe weather conditions in January and February.

        Other operations.    Other operating revenues were primarily derived from special events at The Harv and Convention Center; from the operations of the Spa, Fitness Center, retail outlets and golf course; from the sale of programs, admission fees, and lottery tickets; and from check cashing and ATM services. Mountaineer's earned revenues from other operations remained consistent during the three-month periods of 2009 and 2008. However, operating expenses for other operations decreased by $0.5 million, or 28.2%, primarily due to a decrease in entertainment costs and other cost containment efforts.

Presque Isle Downs' Operating Results:

        During the three months ended March 31, 2009, Presque Isle Downs experienced improved operating results compared to the three months ended March 31, 2008. Net revenues increased by $4.2 million, or 10.7%, primarily due to a $4.0 million increase in slot revenues. Net revenues earned from food and beverage operations increased by $0.4 million, and net revenues earned from other sources, including parimutuel commissions, remained consistent. Promotional allowances increased by $0.2 million. Presque Isle Downs' operating margin increased to 12.7% in 2009 from 7.7% in 2008.

        Significant factors contributing to Presque Isle Downs' 2009 operating results were:

  •
  an increase in gross profit from gaming operations, as well as food and beverage operations (as discussed above); and

  •
  an overall decrease in compensation and benefits costs of $0.6 million during 2009.

        Gaming Operations.    Revenues from gaming operations during the three months ended March 31, 2009 increased by $4.0 million, or 10.9%, to $40.6 million compared to the same period of 2008, and gross profit increased by $2.0 million, or 16.5%. The increase in gaming revenues was primarily attributable to milder winter weather conditions during the latter part of the three-month period of 2009.

        The following tables set forth statistical information concerning Presque Isle Downs' gaming operations.

	Three months ended March 31,
	2009	2008
Slots:
Average daily net win per slot machine	$225	$197
Hold percentage	7.9%	8.0%
Average number of slot machines	2,000	2,000

        Overall, the increase in revenues from gaming operations during the three-month period of 2009 resulted in increased gaming taxes and assessments in the amount of $2.3 million to $24.6 million compared to the same period of 2008. For the three month periods of 2009 and 2008, Presque Isle Downs' gaming taxes and assessments approximated 60.5% and 60.9%, respectively, of slot revenues. Additionally, gaming compensation and benefits costs decreased by $0.2 million and slot machine lease expenses decreased by $0.2 million.

        However, gaming operations at Presque Isle Downs for the remainder of 2009 may be impacted by the opening of The Meadows' permanent casino on April 15, 2009 and the planned opening of the Rivers Casino in downtown Pittsburgh, Pennsylvania, approximately a two-hour drive from Presque Isle Downs, which is expected to open in August 2009 with 3,000 slot machines and five food and beverage outlets.

        Parimutuel Commissions.    Overall, Presque Isle Downs' parimutuel commissions revenue remained consistent during the three-month period of 2009 compared to 2008. However, operating expenses decreased slightly by $0.1 million. Live racing at Presque Isle Downs commenced May 8, 2009.

        The 2008 operating results related to parimutuel commissions were impacted by Presque Isle Downs' inability to send out its live racing signal to advance deposit wagering sites due to restrictions imposed by the horsemen. The Interstate Horse Racing Act requires horsemen's approval in order to send a live racing signal to these sites. In May 2009, the horsemen granted Presque Isle Downs approval to simulcast its live racing signal to advance deposit wagering sites. Currently, Presque Isle Downs simulcasts its live races to approximately 500 sites compared to approximately 300 sites in 2008.

        Food and beverage operations.    Revenues from food and beverage operations during the three months ended March 31, 2009 were $2.3 million, which increased by $0.4 million, or 19.0%, compared to the same period in 2008. However operating expenses decreased by $0.3 million to $2.1 million, primarily as a result of the property's cost containment efforts in the areas of salaries and food costs. The increase in revenues and decrease in operating expenses resulted in a gross profit of $0.2 million in 2009 compared to a loss of $0.5 million in 2008.

Scioto Downs' Operating Results:

        Net revenues remained consistent during the three months ended March 31, 2009 compared to the same period of 2008; however operating expenses decreased by $0.2 million during the same periods. In order to reduce expenses and operating losses, Scioto Downs and Beulah Park, the other racetrack in Columbus, Ohio, have an agreement, which was approved by the Ohio Racing Commission, whereby Scioto operates its simulcasting only during its live race meet (generally May through September); and during the remaining periods, Scioto Downs' simulcasting is closed and Beulah Park operated its simulcasting. Similarly, when Scioto is open for live racing and simulcasting, Beulah Park is closed. The operating loss incurred by Scioto during 2009 was $0.2 million less than the loss incurred in 2008, primarily as a result of this agreement and a reduction in operating costs of Scioto's subsidiary, RacelineBet, Inc.

Corporate Operating Results:

        During the three months ended March 31, 2009, corporate general and administrative expenses were $1.5 million compared to $3.5 million during the same period of 2008. Significant factors contributing to the decrease in general and administrative expenses in 2009 were:

  •
  a decrease in compensation and benefits costs of $0.8 million during 2009;

  •
  a decrease in deferred compensation costs of $0.4 million;

  •
  a decrease in stock-based employee compensation costs of $0.3 million;

  •
  a decrease in strategic development costs of $0.4 million, primarily related to the 2008 sales of the Ramada Inn and Speedway Casino and Binion's Gambling Hall & Hotel; and

  •
  other cost containment initiatives.

Depreciation Expense:

        Depreciation expense decreased by $0.3 million to $7.3 million during the three-month period of 2009 compared to 2008, primarily due to decreased depreciation for Mountaineer.

Interest:

        Interest expense, net of interest income, decreased by $0.7 million to $9.5 million during the three months ended March 31, 2009 compared to the same period of 2008. The decrease is attributable to:

  •
  a decrease of interest expense in the aggregate amount of $1.3 million related to borrowings under our credit facility (due to principal repayments of $41.5 million 2008) and equipment financing for Mountaineer and Presque Isle; offset by

  •
  additional interest expense of $0.6 million related to consent fees on our senior subordinated notes; and

  •
  increased amortization of deferred financing fees in the amount of $0.3 million.

Loss on Debt Modification:

        As a result of an amendment to our senior secured credit agreement during the three months ended March 31, 2008, which modified certain aspects of the credit facility including a reduction of the borrowing commitment and term (see "Liquidity and Sources of Capital"), we were required to proportionately reduce the amount of existing deferred financing fees to reflect the reduction in borrowing capacity. In this regard, we incurred a loss on debt modification in the amount of $3.4 million during 2008 resulting from write-off of deferred financing fees.

Provision for Income Taxes:

        The income tax provision for continuing operations during the three months ended March 31, 2009 was computed based on an effective income tax rate of 44.1% including interest expense related to uncertain tax positions in income tax expense. During 2009, we recognized approximately $4,000 of interest expense (net of tax) related to uncertain tax positions.

        The income tax benefit for continuing operations during the three months ended March 31, 2008 was computed based on an effective income tax rate of 54.8% including interest expense related to uncertain tax positions of approximately $50,000 (net of tax).

        The effective income tax rates for 2009 and 2008 are reflective of permanent non-deductible expenses for which we are not able to recognize a tax benefit.

Discontinued Operations:

North Metro (d/b/a Running Aces Harness Park) Operating Results:

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

        During the three months ended March 31, 2009 and 2008, we recorded equity losses in North Metro of approximately $0.8 million and $0.3 million, respectively. On October 19, 2008, Southwest Casino Corporation sold its 50% membership interest in North Metro to Black Diamond Commercial Finance, LLC (North Metro's lender) for (i) $1.00; (ii) relief from a $1 million guarantee by Southwest of North Metro's obligations; (iii) a right to repurchase the membership interest; and (iv) certain other considerations. Black Diamond has requested that we make additional investments in North Metro; however under the terms of our Fifth Amended and Restated Credit Agreement, as amended, we do not have the ability to provide further financial support to North Metro. Since acquiring 50% of the venture, Black Diamond has hired a management company to run the day-to-day operations, and on March 2, 2009, removed the board seats held by MTR-Harness, Inc. from North Metro's board of directors. Although we were in discussions with Black Diamond, we have not entered into agreements similar to those entered into by Southwest Casino Corporation (as described above) and continue to own our 50% membership interest in North Metro. However, on April 3, 2009, we received notification that Black Diamond was pursuing legal action seeking enforcement of our payment of the $1 million guarantee and certain additional costs and foreclosure of our pledged equity interest in North Metro. The Company and Black Diamond have agreed in principle to settle the guarantee payment for $750,000. MTR-Harness will also surrender its equity interest in North Metro. The settlement amount has been accrued in our consolidated balance sheet as of March 31, 2009.

        Based upon the foreclosure action by Black Diamond, the assets and liabilities of MTR-Harness, Inc. and its 50% interest in North Metro have been reflected as assets and liabilities of discontinued operations in our consolidated balance sheets as of March 31, 2009 and December 31, 2008, and the operating results and cash flows have been reflected as discontinued operations for the three months ended March 31, 2009 and 2008.

Jackson Racing (d/b/a Jackson Harness Raceway):

        On December 6, 2005, our wholly-owned subsidiary, Jackson Racing, Inc., acquired a 90% interest in Jackson Trotting Association, LLC, which operated Jackson Harness Raceway in Jackson, Michigan, and offered harness racing, simulcast wagering and casual dining. Since acquisition, Jackson Trotting has generated operating losses and was projecting further operating losses. Additionally, Jackson Trotting has substantially exhausted its operating funds, including funds provided by the Company. Furthermore, under the terms of our Fifth Amended and Restated Credit Agreement, as amended, we do not have the ability to provide further financial support to Jackson Trotting.

        During the third quarter of 2008, we performed an evaluation to determine whether the assets of Jackson Trotting were impaired. Jackson Trotting generated operating losses since acquisition, projected further operating losses and substantially exhausted its operating funds, including funds provided by the Company. Furthermore, under the terms of our Fifth Amended and Restated Credit Agreement, as amended, we did not have the ability to provide further financial support to Jackson Trotting. Jackson Trotting's assets consisted primarily of a $2.6 million intangible asset that represented the assigned value of the racing licenses held by Jackson Trotting. The value assigned to the racing licenses considered that the racing licenses permit Jackson Trotting to conduct live racing and simulcasting operations, and if legislative proposals in Michigan were passed, would permit Jackson Trotting to operate electronic gaming devices.

        Based upon the projected operating losses, our inability to provide further funding to Jackson Trotting and an assessment of the potential for legislation permitting gaming operations at the racetracks in Michigan, we concluded that the Jackson Trotting intangible asset was impaired and, accordingly, recorded an impairment loss of $2.6 million ($2.1 million net of tax) during the third quarter of 2008.

        On December 4, 2008, Jackson Trotting ceased the racing and simulcast wagering operations at Jackson Harness Raceway and surrendered its racing license to the Michigan Racing Commission. During the three months ended March 31, 2008, we incurred a pre-tax loss on the discontinued operations of Jackson in the amount of $0.3 million.

        The assets and liabilities of Jackson Racing, Inc. and Jackson Trotting have been reflected as assets and liabilities of discontinued operations in our consolidated balance sheets as of March 31, 2009 and December 31, 2008, and the operating results and cash flows have been reflected as discontinued operations for the three months ended March 31, 2009 and 2008.

Ramada Inn and Speedway Casino:

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

        During the three months ended March 31, 2008, we earned pre-tax income on the discontinued operations of Speedway in the amount of $2.5 million (inclusive of the $2.8 million gain on the sale of the real property).

Binion's Gambling Hall & Hotel:

        On March 7, 2008, we sold 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owned and operated Binion's Gambling Hall & Hotel, and Speakeasy Fremont Experience Operating Company in accordance with the terms of a Stock Purchase Agreement dated June 26, 2007 (as subsequently amended), executed between the Company and TLC Casino Enterprises, Inc. The transaction was subject to purchase price adjustments based on changes in the net working capital, certain capital expenditures between execution and closing, and a $3.5 million working capital adjustment which remained with Binion's upon closing. Reclassifications have been made to the prior period presentation to reflect the assets and liabilities of Binion's as held for sale and the operating results and cash flows as discontinued operations. On December 31, 2007, we recorded a loss of $2.0 million to adjust the carrying value of Binion's assets to the anticipated proceeds, less costs to sell; and in January 2009, the post-closing purchase price adjustment was settled with TLC Casino Enterprises, Inc. Upon completion of the sale on March 7, 2008, and resolution of the purchase price adjustment, we incurred an additional loss on disposal of $0.9 million during 2008.

        During the three months ended March 31, 2009, we incurred a pre-tax loss on the discontinued operations of Binion's in the amount of $0.5 million compared to a pre-tax loss of $2.2 million during the three-month period of 2008 (inclusive of the additional losses on the sale of $0.9 million). During the first quarter of 2009, we settled certain accounts due between the Company and HHLV Management Company, LLC, an affiliate of Harrah's Entertainment, Inc., resulting in an adjustment to the previously recorded amounts and a charge to discontinued operations of $420,000.

CASH FLOWS

        Our operating activities produced $16.4 million in cash flow during the three months ended March 31, 2009, compared to $2.0 million during the same period of 2008. Current period non-cash expenses included $8.4 million of depreciation and amortization. In 2008, operating activities included non-cash expenses of $8.4 million of depreciation and amortization and $3.4 million in write-offs of deferred financing fees resulting from modifications of long-term debt. Included in cash flows from operating activities for 2009 was $0.5 million provided by discontinued operations compared to $3.9 million used in discontinued operations for 2008.

        Net cash used in investing activities was $2.6 million during the three months ended March 31, 2009, comprised primarily of capital expenditures of $2.7 million. During the three-month period of 2008, net cash provided by investing activities was $35.2 million. In 2008, we invested $3.2 million in property and equipment and generated proceeds (net of closing and other costs) from the sale of Speedway and Binion's in the amounts of $11.3 million and $28.0 million, respectively. Included in cash flows from investing activities for 2008 was $0.7 million used in discontinued operations.

        Net cash used in financing activities was $3.2 million during the three months ended March 31, 2009, compared to $30.9 million used in financing activities during the same period of 2008. Principal payments on long-term obligations aggregated $3.2 million in 2009 and $30.3 million in 2008, which included $27.6 million from the proceeds on the sale of Binion's. Included in cash flows from financing activities for 2008 was $23,000 used in discontinued operations.

LIQUIDITY AND SOURCES OF CAPITAL

        We had a working capital deficit of $91.1 million as of March 31, 2009, and our unrestricted cash balance amounted to $39.5 million. Included in working capital at March 31, 2009 is the classification of $101.9 million outstanding under our senior secured revolving credit facility to "current liabilities" which matures on March 31, 2010 (January 2, 2010 if we have not refinanced our $130 million senior unsecured notes on terms and conditions acceptable to our senior secured lenders).

        At March 31, 2009, the balances in bank accounts owned by Mountaineer's horsemen, but to which we contribute funds for racing purses, exceeded our purse payment obligations by $5.2 million. This amount is available for payment of future purse obligations at our discretion and in accordance with the terms of its agreement with the Horsemen's Benevolent & Protective Association ("HBPA"). We also earn the interest on balances in these accounts.

        On December 19, 2008, we entered into the Fourth Amendment to the Fifth Amended and Restated Credit Agreement. The Fourth Amendment among other things (i) reduced the aggregate commitment under the agreement from $125 million to $110 million; (ii) revised the aggregate commitment reduction schedule; (iii) revised the definition of base rate and applicable margin with respect to the applicable interest rate and computation of fees and charges; (iv) revised the definition of EBITDA to include a provision for one or more addbacks for severance costs for a specified period up to $2 million; (v) revised the definition of excess cash on hand for covenant calculation purposes; and (vi) revised the required refinancing date of our senior unsecured notes from October 1, 2009 to January 2, 2010. Additionally, during each quarter of 2009 through January 1, 2010, the margin with respect to the applicable interest rate increases by 1/2% from 2.75% to 4.75%, respectively, on the total amount outstanding under the credit facility.

        The credit agreement, as amended, contains covenants that restrict our ability to make investments, incur additional indebtedness, incur guarantee obligations, pay dividends, create liens on assets, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates. In addition, the credit agreement, as amended, contains customary affirmative and negative covenants that include the requirement that we satisfy, on a consolidated basis, specified quarterly financial tests. We maintained compliance with these covenants as of March 31, 2009. Although we anticipate that we will maintain compliance with these covenants for each of the remaining quarters in the year ending December 31, 2009, failure to meet these financial tests could result in a demand for the acceleration of repayment of amounts outstanding under the credit facility and would have a material adverse effect on our financial position and could raise substantial doubts as to our ability to continue as a going concern.

        The amount that may be borrowed under the credit agreement is subject to a debt incurrence test provided by the indentures governing our senior unsecured notes and senior subordinated notes. Prior to entering into the First Amendment, we obtained the required consents from the holders of our senior unsecured notes and senior subordinated notes to amend the indentures governing the senior unsecured notes and senior subordinated notes. Commencing in the second quarter of 2008 and until the senior subordinated notes are no longer outstanding, we are required to pay consent fees of $5.00 per $1,000 of principal to the holders of our senior subordinated notes if we do not satisfy certain quarterly financial ratios. We have not met these ratios and therefore recorded additional expense of $625,000 for the three months ended March 31, 2009. We also anticipate that we will have to pay these fees throughout 2009 depending upon the level of reduction of our outstanding debt.

        Currently, our borrowing capacity under the credit facility is limited to a total of $104.6 million, subject to further mandatory scheduled commitment reductions of 2.5% per quarter for the quarters ending June 30, 2009 and September 30, 2009, and 5% for the quarter ending December 31, 2009. As a result, our available borrowing commitment will be reduced to $94.4 million by December 31, 2009.

        Obligations under the credit agreement are guaranteed by each of our operating subsidiaries. Borrowings under the credit agreement and the subsidiary guarantees are secured by substantially all of our assets and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees.

        The credit agreement, as amended, requires us to refinance our senior unsecured notes with other unsecured indebtedness by January 2, 2010 on terms and conditions acceptable to our senior secured lenders. Currently, our $130 million senior unsecured notes mature on April 1, 2010. If the senior unsecured notes are not refinanced prior to this date, the maturity date of the amounts outstanding under our credit facility will be accelerated to January 2, 2010. In any event, our credit agreement expires March 31, 2010. Particularly in light of the downturn in the national and worldwide economies and the current state of the credit markets, we cannot assure you that we will be able to refinance our $130 million senior unsecured notes by January 2, 2010 and our credit agreement ($100.9 million outstanding as of May 11, 2009) by March 31, 2010 on terms acceptable to us, on terms acceptable to our senior secured lenders, or at all or that we will be able to obtain extensions of the maturity deadlines. See "Item 1A. Risk Factors—Risks Related to Our Capital Structure" which is included in our Annual Report on Form 10-K for the year ended December 31, 2008.

        We are currently evaluating our financing options and are in discussions with our lenders and advisors. Amounts outstanding under the credit facility have been classified as "current liabilities" for financial reporting purposes at March 31, 2009. In addition, our $130 million senior unsecured notes will be classified to "current liabilities" for financial reporting purposes at April 1, 2009. If we are unable to demonstrate our ability to refinance our senior unsecured notes and amounts outstanding under our credit facility, it would affect our independent auditors' assessment of our ability to continue as a going concern. A going concern emphasis in the audit opinion could cause our senior secured lenders to declare a default and accelerate the debt, which in turn, would constitute an event of default under the indentures governing our senior unsecured notes and senior subordinated notes. See "Item 1A. Risk Factors—Risks Related to Our Capital Structure" which is included in our Annual Report on Form 10-K for the year ended December 31, 2008.

        At March 31, 2009 and 2008, borrowings of $101.9 million and $115.8 million, respectively, and letters of credit for approximately $1.2 million and $1.5 million, respectively, were outstanding under the credit facility.

        The following contractual cash obligations have been revised to those which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 (see Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital in the Annual Report on Form 10-K for the year ended December 31, 2008). During the quarter ended March 31, 2009, we had not entered into any material contractual cash obligations.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Contractual cash obligations:
Long-term debt and capital lease obligations	$374.5	$115.0	$133.9	$125.5	$0.1

Total	$374.5	$115.0	$133.9	$125.5	$0.1

Capital Expenditures:

        During the three months ended March 31, 2009, additions to property and equipment and other capital projects for continuing operations aggregated $2.7 million. Expenditures included approximately

$1.9 million related to slot machine equipment at Mountaineer, $0.6 million related on-going construction projects. We anticipate spending up to a total of approximately $16.7 million during 2009 on capital expenditures.

Commitments and Contingencies:

        The cost of construction of North Metro, including furniture, fixtures and equipment and start-up expenses, was approximately $62.5 million, $42.3 million of which was separately financed through Black Diamond Commercial Finance, LLC as agent (collectively, "Black Diamond"), without recourse to us except for a $1.0 million guarantee that we provided in July 2008. The guarantee will continue until the earlier of July 1, 2010 or prepayment of the Black Diamond credit agreement. Additionally, our equity interest in North Metro was pledged to Black Diamond as collateral for the construction loan. Through March 31, 2009, we made aggregate capital contributions in North Metro of approximately $13.0 million (exclusive of legal and other fees). In May 2008 we provided two letters of credit in the amounts of $238,625 (which was released in February 2009) and $135,000 and a surety bond in the amount of $250,000 (which expired on April 11, 2009).

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

        Based upon the default under the Black Diamond credit agreement (subject to the above-mentioned Forbearance Agreement then in effect), Black Diamond's transaction with Southwest and our inability to provide further funding to North Metro, we determined that there was substantial doubt as to whether we could recover our investment in North Metro. Accordingly, during the third and fourth quarters of 2008 we recorded impairment losses of $8.7 million (for which a tax benefit could not be recognized).

        On March 2, 2009, Black Diamond removed the board seats held by MTR-Harness, Inc. from North Metro's board of directors. Although we were in discussions with Black Diamond, we have not entered into agreements similar to those entered into by Southwest Casino Corporation (as described above) and continue to own our 50% membership interest in North Metro. However, on April 3, 2009, we received notification that Black Diamond was pursuing legal action seeking enforcement of our payment of the $1 million guarantee and certain additional costs and foreclosure of our pledged equity interest in North Metro. The Company and Black Diamond have agreed in principle to settle the guarantee payment for $750,000. MTR-Harness will also surrender its equity interest in North Metro. The settlement amount has been accrued in our consolidated balance sheet as of March 31, 2009.

        Jackson Harness Raceway is located on property leased from Jackson County, Michigan on the Jackson County Fairgrounds through December 31, 2012. Rentals include certain base amounts, subject to annual increases, as well as percentages of live and simulcasting parimutuel wagering handle. The minimum combined live and simulcast rental is $85,000. We are also required to make certain capital expenditures during the course of the lease. In connection with Jackson Trotting's closure of racing and simulcast wagering operations on December 4, 2008, we accrued the remaining obligations with respect to the leases and capital expenditures, which amounted to $0.6 million at December 31, 2008 and March 31, 2009.

        In connection with our original acquisition of Binion's on March 11, 2004, we obtained title to the property and equipment, free and clear of all debts, subject to increase by $5.0 million if, at the termination of the Joint Operating License Agreement, Harrah's achieved certain operational milestones. We did not believe that Harrah's achieved the specified operational milestones and therefore did not pay the $5 million. Legal proceedings were initiated and the parties have agreed in principle to settle this matter for $1.75 million with payment to be made upon settlement of all other accounts between the parties. During the first quarter of 2009, the parties have agreed in principle to settle the other accounts due between the parties resulting in an adjustment to the previously recorded amounts and a charge to discontinued operations of $420,000. The settlement amounts have been accrued in our consolidated balance sheets as of March 31, 2009 and December 31, 2008. See Note 10 to our consolidated financial statements which are included elsewhere in this report for additional information about this matter.

        Also in connection with our original acquisition of Binion's, we provided limited guarantees, which reduce each month as rental payments are made on certain land leases, some of which expired in March 2008 and March 2009, and two of which remain in effect. The two remaining guarantees (totaling approximately $1.6 million) expire in March 2010. However, in connection with the January 2009 settlement of the post-closing purchase price adjustment with TLC Casino Enterprises, Inc., we deposited approximately $1.5 million in an escrow account that will be used to pay a portion of these land lease obligations that have been guaranteed by the Company. The balance of the escrow account was $0.5 million at March 31, 2009.

        In connection with planned infrastructure improvements at Presque Isle Downs & Casino, we were required to establish an escrow deposit in 2006 for the benefit of the Pennsylvania Department of Transportation of approximately $5 million. Approximately $4.0 million was returned to us through 2008. At December 31, 2008, the deposit amounted to approximately $1.0 million, which will be fully returned to us by November 2009.

        Upon commencement of slot operations at Presque Isle Downs & Casino, the Pennsylvania Gaming Control Board advised Presque Isle Downs that it would receive a one time assessment of $0.8 million required of each slot machine licensee after commencement of gaming operations. These funds are a prepayment toward the total borrowings of the Pennsylvania Gaming Control Board, Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the borrowers"), required to fund the costs incurred as a result of gaming operations. Once all of Pennsylvania's fourteen slot machine licensees are operational, the Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of the total borrowings incurred by the borrowers, as a result of gaming operations. The amount to be assessed to Presque Isle Downs is unknown at this time but is likely to exceed the $0.8 million previously advanced.

        We have financed development and construction costs of Presque Isle Downs & Casino and other capital expenditures with cash flow from operations, borrowings under our credit facility and cash on hand, including the remaining proceeds of our senior subordinated notes, and equipment financing arrangements. At March 31, 2009, approximately $0.9 million of liabilities is outstanding relating to construction and development. We anticipate that this amount and our capital requirements for 2009, which are estimated to be no more than approximately $16.7 million, will be financed with cash on hand, cash flow from operations, proceeds from the sale of non-core assets, and, to the extent necessary, availability under our credit facility (which is approximately $3.7 million as of May 11, 2009, subject to mandatory scheduled commitment reductions). As previously discussed, we are currently evaluating our financing options and are in discussions with our lenders and advisors with respect to our credit facility and senior unsecured notes.

        We have entered into an agreement with the Summit Township Industrial and Economic Development Authority ("STIEDA") pursuant to which the Authority has agreed to apply to Erie County for certain grants contemplated by the gaming act, which would be used to fund, initially, up to $14.4 million of agreed upon on- and off-site infrastructure improvements. STIEDA has submitted applications to Erie County for the funds subject to the agreement. However, to date such funds have not been released and STIEDA has filed litigation against Erie County to force it to make distributions to fund the submitted grant requests. Erie County had taken the position that the gaming act did not permit or require distributions to municipalities, such as Summit Township, to defray infrastructure costs incident to hosting a casino. On August 4, 2008, the Erie County Court of Common Pleas ruled in favor of STIEDA and ordered Erie County to distribute certain revenue collected from casino operations to fund proper grant requests. Specifically, the court ruled that the County, through its revenue authority must distribute "restricted funds," as defined in the Gaming Act "to fund the costs of human services, infrastructure improvements, facilities, emergency services, or health and public safety expenses associated solely with the operation of Presque Isle Downs & Casino." STIEDA submitted the grant request to the newly formed Erie County Gaming Revenue Authority ("ECGRA"), seeking reimbursement for such qualifying infrastructure improvements as roads and bridges incident to the operation of Presque Isle Downs. In March 2009, based on the ECGRA's conclusion that STIEDA's grant request did not satisfy the Court's standard, Erie County adopted an ordinance for the distribution of the restricted funds that effectively denied STIEDA's grant application. We believe that the County acted arbitrarily and in violation of the Court's August 4, 2008 order. We requested that STIEDA appeal the ECGRA's determination, which STIEDA declined to do. We are currently evaluating our options with respect to further pursuit of these reimbursements, including requesting that STIEDA re-apply with respect to the current year's local share of slot revenue.

        We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in greater detail in "Item 3. Legal Proceedings" and Note 10 to our consolidated financial statements, which are included elsewhere in this report.

        Subject to our ability to refinance, as previously discussed, our senior unsecured notes prior by January 2, 2010, or obtain an extension of the date of the required financing and correspondingly, the accelerated maturity date of amounts outstanding under our senior secured revolving credit facility, and our credit agreement by March 31, 2010, management believes that our cash balances, cash flow from operations, proceeds from the sale of non-core assets and availability under our credit facility (approximately $3.7 million as of May 11, 2009, subject to mandatory scheduled commitment reductions) will be sufficient to cover any capital required to fund maturing debt obligations and any other contemplated capital expenditures and short-term funding requirements for the next twelve months. We are exploring the potential sale or disposal of our non-core assets, for which we may utilize the net proceeds from such sales to reduce amounts outstanding under our credit facility.

        New competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See "Item 1A. Risk Factors—Risks Related to Our Business" in our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of certain circumstances that may affect our sources of liquidity. Furthermore, if we seek to pursue additional expansion projects or acquire new properties, we would likely require additional financing.

        In order to borrow additional amounts that would be subordinated to amounts under the credit agreement, we must satisfy the debt incurrence tests provided by the credit agreement, and for amounts in excess of the amended permitted debt basket and the $10 million other permitted indebtedness basket under the indentures governing the senior unsecured notes and senior subordinated notes (subject to limitations under the credit agreement), we must either satisfy the debt incurrence tests provided by the indentures or obtain the prior consents of the holders of at least a majority in aggregate principal amount of those notes that are not owned by the Company or any of its affiliates. Currently, our borrowings under the credit facility are limited to a total of $104.6 million, subject to further mandatory scheduled commitment reductions of 2.5% per quarter for the quarters ending June 30, 2009 and September 30, 2009, and 5% for the quarter ending December 31, 2009.

        Our level of indebtedness and our working capital present other risks to investors, including the possibility that we may be unable to generate cash sufficient to pay the principal of and interest on our indebtedness when due; and that we may not be able to meet tests and covenants of such debt agreements and achieve satisfactory resolution of such non-compliance with the lenders. In such an event, the holders of our indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and proceed against any collateral securing such indebtedness. These actions could limit our ability to borrow additional funds and would likely have a material adverse effect on our business and results of operations. In August 2008, Standard & Poors downgraded the Company's credit rating, and in March 2009, Moody's Investor Service also downgraded the Company's credit rating. The debt rating downgrades do not impact the terms of borrowings under our senior secured revolving credit facility, the senior unsecured notes or the senior subordinated notes. However, a further debt rating downgrade could impact the terms of and our ability to refinance existing debt or to obtain new financing, particularly in light of the downturn in the national and worldwide economies and the current state of the credit markets. See "Item 1A. Risk Factors—Risks Related to Our Capital Structure" which is included in our Annual Report on Form 10-K for the year ended December 31, 2008. Additionally, changes in the regulatory environment or restriction on or prohibition of our gaming or racing operations, whether arising out of legislation or litigation, could have a material adverse effect on our liquidity. See "Item 1A. Risk Factors—Risks Related to Our Business" which is included in our Annual Report on Form 10-K for the year ended December 31, 2008.

        We also cannot assure you that estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds and increased difficulties with respect to our ability to raise such funds. See "Item 1A. Risk Factors—Risks Related to Our Business and—Risks Related to Our Capital Structure" which is included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Outstanding Options:

        As of May 11, 2009, there were outstanding options to purchase 1,383,500 shares of our common stock. If all such stock options were exercised, we would receive proceeds of approximately $10.5 million. We utilize the treasury stock method in determining the dilutive effect of outstanding stock options. Our basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences. Options to purchase 1,433,650 shares and 1,385,800 shares of common stock were outstanding for the three months ended March 31, 2009 and 2008, respectively, but were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive.

CRITICAL ACCOUNTING POLICIES

New Accounting Pronouncements:

        In September 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements ("SFAS 157"), which provides guidance for measuring the fair value of assets and liabilities and requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability and provides additional guidelines to consider in determining the market-based measurement. In February 2008, the FASB delayed the effective date of SFAS 157 until January 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at least annually. We adopted SFAS 157 on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities. The impact from the adoption of SFAS 157 is reflected in our consolidated financial statements.

        In November 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for entities that have equity investments that are not attributable directly to the parent, called non-controlling interests. Specifically, SFAS 160 states where and how to report non-controlling interests in the consolidated statements of financial position and operations, how to account for changes in non-controlling interests, and provides disclosure requirements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted SFAS No. 160 on January 1, 2009, and it did not have a material impact on our consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. However, with the issuance of the fixed rate senior unsecured notes in March 2003 and senior subordinated notes in May 2006, our exposure to interest rate changes is limited to amounts outstanding under our Fifth Amended and Restated Credit Agreement, as amended, subject to mandatory scheduled commitment reductions (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included elsewhere in this report).

        Depending upon the amounts outstanding under our Fifth Amended and Restated Credit Agreement, as amended, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $1,019,000.

        At March 31, 2009, the fair value of our senior secured revolving credit facility and other long-term debt approximates the carrying value, except for our $130 million senior unsecured notes and $125 million senior subordinated notes for which the fair value was determined based upon market quotes. The aggregate fair value of the senior unsecured notes and senior subordinated notes was $155.6 million at March 31, 2009.

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

PART II
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        HHLV Management Company, LLC v. Speakeasy Gaming of Fremont, Inc. and MTR Gaming Group, Inc., Case Number A520379, Clark County, Nevada.    On May 5, 2006, HHLV Management Company, LLC, an affiliate of Harrah's Entertainment, Inc., served a complaint for breach of contract against Speakeasy Gaming of Fremont, Inc. (and MTR Gaming Group, Inc. as guarantor of the obligations of Speakeasy Gaming of Fremont, Inc.). The complaint alleges that HHLV is entitled to an additional $5 million of purchase price pursuant to the Purchase Agreement by which Speakeasy Gaming of Fremont acquired Binion's Gambling Hall & Hotel. The Company and Speakeasy Gaming of Fremont, Inc. answered the complaint, generally denying liability and filed counterclaims for breach of contract, breach of duty of good faith and fair dealing, and fraudulent or intentional misrepresentations. By order filed on October 2, 2006, the court dismissed the Company's counterclaims that were based on fraud and bad faith, but preserved the counterclaim based on breach of contract. The parties have agreed in principle to settle the matter for $1.75 million with payment to be made upon settlement of all other accounts between the parties. During the first quarter of 2009, the parties have agreed in principle to settle the other accounts due between the parties resulting in an adjustment to the previously recorded amounts of $420,000.

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

        We are also a party to various lawsuits, which have arisen in the normal course of our business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on our consolidated financial position or results of operations. Legal matters are discussed in greater detail in "Item 3. Legal Proceedings" and Note 8 to our Consolidated Financial statements included in our 2008 Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS

        Not applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        Not Applicable.

ITEM 5.    OTHER INFORMATION

        Not Applicable.

ITEM 6.    EXHIBITS

Exhibits	Item Title
31.1	Certification of Robert F. Griffin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of David R. Hughes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Robert F. Griffin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of David R. Hughes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 11, 2009	MTR GAMING GROUP, INC.
	By:	/s/ ROBERT F. GRIFFIN Robert F. Griffin PRESIDENT AND CHIEF EXECUTIVE OFFICER
	By:	/s/ DAVID R. HUGHES David R. Hughes CORPORATE EXECUTIVE VICE-PRESIDENT AND CHIEF FINANCIAL OFFICER

Exhibit Index

Exhibit No.	Item Title
31.1	Certification of Robert F. Griffin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of David R Hughes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Robert F. Griffin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of David R. Hughes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).