Form 10-Q
period 2009-06-30
MTR GAMING GROUP INC
filed 2009-08-10
CIK 834162

Use these links to rapidly review the document
MTR GAMING GROUP, INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO.: 000-20508

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	84-1103135 (I.R.S. Employer Identification Number)

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

COMMON STOCK, $.00001 PAR VALUE
Class
27,475,260
Outstanding at August 10, 2009

MTR GAMING GROUP, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	JUNE 30 2009	DECEMBER 31 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,711	$29,011
Restricted cash	836	929
Accounts receivable, net of allowance for doubtful accounts of $295 in 2009 and $125 in 2008	3,804	7,717
Accounts receivable—West Virginia Lottery Commission	1,210	—
Inventories	4,038	4,445
Deferred financing costs	3,463	4,444
Prepaid income taxes	—	7,059
Deferred income taxes	1,399	1,397
Prepaid expenses and other current assets	6,217	4,528
Assets held for deferred compensation	—	11,529
Assets of discontinued operations	—	36

Total current assets	61,678	71,095
Property and equipment, net	359,908	367,769
Goodwill	1,985	1,985
Other intangibles	68,819	68,819
Deferred financing costs, net of current portion	1,498	2,499
Deposits and other	14,403	14,815
Assets of discontinued operations	234	728

Total assets	$508,525	$527,710

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,898	$6,869
Accounts payable—gaming taxes and assessments	5,268	6,848
Accrued payroll and payroll taxes	3,190	3,220
Accrued interest	4,993	4,932
Accrued income taxes	2,795	—
Other accrued liabilities	12,165	14,486
Construction project and equipment liabilities	4,386	1,048
Deferred compensation	—	11,547
Current portion of long-term debt and capital lease obligations	241,776	20,498
Liabilities of discontinued operations	459	1,240

Total current liabilities	279,930	70,688
Long-term debt and capital lease obligations, net of current portion	127,868	357,112
Long-term deferred compensation	339	663
Deferred income taxes	3,644	3,644

Total liabilities	411,781	432,107

Shareholders' equity:
Common stock	—	—
Additional paid-in capital	61,817	61,774
Retained earnings	35,117	34,013
Accumulated other comprehensive loss	(386)	(386)

Total shareholders' equity of MTR Gaming Group, Inc.	96,548	95,401
Non-controlling interest of discontinued operations	196	202

Total shareholders' equity	96,744	95,603

Total liabilities and shareholders' equity	$508,525	$527,710

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2009	2008	2009	2008
Revenues:
Gaming	$108,930	$110,674	$209,496	$213,602
Pari-mutuel commissions	4,126	4,720	6,091	6,749
Food, beverage and lodging	8,493	9,896	16,103	17,962
Other	2,569	2,697	4,265	4,348

Total revenues	124,118	127,987	235,955	242,661
Less promotional allowances	(2,986)	(2,244)	(5,123)	(3,931)

Net revenues	121,132	125,743	230,832	238,730

Operating expenses:
Expenses of operating departments:
Gaming	68,599	71,594	131,381	136,290
Pari-mutuel commissions	3,836	4,292	6,120	6,826
Food, beverage and lodging	6,155	7,839	11,887	14,724
Other	1,807	2,465	3,196	4,276
Marketing and promotions	6,503	4,528	10,948	8,101
General and administrative	14,317	16,994	27,932	34,145
Depreciation	7,314	7,473	14,588	14,998
Loss on disposal of property	130	—	138	—

Total operating expenses	108,661	115,185	206,190	219,360

Operating income	12,471	10,558	24,642	19,370
Other income (expense):
Interest income	—	51	439	143
Interest expense	(9,956)	(10,422)	(19,880)	(20,675)
Loss on debt modification	—	—	—	(3,356)

Income (loss) from continuing operations before income taxes	2,515	187	5,201	(4,518)
(Provision) benefit for income taxes	(1,598)	(935)	(2,782)	1,361

Income (loss) from continuing operations	917	(748)	2,419	(3,157)

Discontinued operations:
Loss from discontinued operations before income taxes and non-controlling interest	(660)	(2,317)	(2,002)	(2,576)
Benefit for income taxes	92	747	681	784

Loss from discontinued operations before non-controlling interest	(568)	(1,570)	(1,321)	(1,792)
Non-controlling interest	3	10	6	15

Loss from discontinued operations	(565)	(1,560)	(1,315)	(1,777)

Net income (loss)	$352	$(2,308)	$1,104	$(4,934)

Net income (loss) per share—basic:
Income (loss) from continuing operations	$0.03	$(0.03)	$0.09	$(0.12)
Loss from discontinued operations	(0.02)	(0.05)	(0.05)	(0.06)

Net income (loss)	$0.01	$(0.08)	$0.04	$(0.18)

Net income (loss) per share—diluted:
Income (loss) from continuing operations	$0.03	$(0.03)	$0.09	$(0.12)
Loss from discontinued operations	(0.02)	(0.05)	(0.05)	(0.06)

Net income (loss)	$0.01	$(0.08)	$0.04	$(0.18)

Weighted average number of shares outstanding:
Basic	27,475,260	27,475,260	27,475,260	27,475,260

Diluted	27,475,260	27,475,260	27,475,260	27,475,260

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	SIX MONTHS ENDED JUNE 30
	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,104	$(4,934)
Adjustments to reconcile net income (loss) to net cash provided by net operating activities:
Depreciation	14,588	14,998
Amortization of deferred financing fees	2,317	1,994
Loss on debt modification	—	3,356
Bad debt expense	271	16
Stock compensation expense	43	751
Deferred income taxes	(2)	(33)
(Decrease) increase in long-term deferred compensation	(20)	921
Loss on disposal of property	138	—
Change in operating assets and liabilities:
Accounts receivable	2,432	(1,584)
Prepaid income taxes	7,059	56
Other current assets	10,247	(1,534)
Accounts payable	(1,971)	(1,723)
Accrued liabilities	(9,588)	(6,685)

Net cash provided by continuing operating activities	26,618	5,599
Net cash used in discontinued operating activities	(257)	(2,677)

Net cash provided by operating activities	26,361	2,922

Cash flows from investing activities:
Decrease (increase) in restricted cash	93	(626)
Decrease (increase) in deposits and other	412	(698)
Proceeds from the sale of the Ramada Inn and Speedway Casino	—	12,870
Proceeds from the sale of Binion's Gambling Hall & Hotel	—	28,049
Proceeds from disposal of other property	205	—
Capital expenditures	(7,070)	(5,779)

Net cash (used in) provided by continuing investing activities	(6,360)	33,816
Net cash used in discontinued investing activities	—	(882)

Net cash (used in) provided by investing activities	(6,360)	32,934

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(8,077)	(37,013)
Financing cost paid	(224)	(3,026)

Net cash used in continuing financing activities	(8,301)	(40,039)
Net cash used in discontinued financing activities	—	(23)

Net cash used in financing activities	(8,301)	(40,062)

Net increase (decrease) in cash and cash equivalents	11,700	(4,206)
Cash and cash equivalents, beginning of year	29,011	31,045

Cash and cash equivalents, end of year	$40,711	$26,839

Cash paid during the year for:
Interest paid	$17,063	$20,158

Income taxes refunded	$(7,752)	$(2,000)

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of MTR Gaming Group, Inc. and Subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

        Through May 27, 2009, our wholly-owned subsidiary, MTR-Harness, Inc., owned a 50% interest in North Metro Harness Initiative, LLC, which operates Running Aces Harness Park in Anoka County, Minnesota. As discussed in Note 3, we relinquished our interest in North Metro to North Metro's lender pursuant to a settlement agreement with North Metro's lender executed on May 27, 2009. Reclassifications have been made to the prior period presentation to reflect the assets, liabilities, operating results and cash flows of MTR-Harness, Inc. and its interest in North Metro as discontinued operations.

        Through our wholly-owned subsidiary, Jackson Racing, Inc., we own a 90% interest in Jackson Trotting Association LLC, which operated Jackson Harness Raceway in Jackson, Michigan. On December 4, 2008, Jackson Trotting ceased the racing and simulcast wagering operations at Jackson Harness Raceway and surrendered its racing license to the Michigan Racing Commission. Reclassifications have been made to the prior period presentation to reflect the assets, liabilities, operating results and cash flows of Jackson Racing, Inc. and its interest in Jackson Trotting as discontinued operations. See Note 4.

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

        The carrying value of our senior secured revolving credit facility at June 30, 2009 and December 31, 2008 approximates fair value based on the interest rates available on similar borrowings. The fair value of our $130 million 9.75% Senior Unsecured Notes was $123.5 million at June 30, 2009 and $97.0 million at December 31, 2008. The fair value of our $125 million 9% Senior Subordinated Notes was $78.8 million at June 30, 2009 and $69.5 million at December 31, 2008. The fair value is determined based on Level 2 inputs including quoted market prices and bond terms and conditions.

        Through May 1, 2009, we had a deferred compensation arrangement with a former executive that was structured as a rabbi trust. In accordance with the provisions of an employment agreement with the former executive, the deferred amounts that were held in the rabbi trust, including earnings on such amounts, were distributed to the former executive on May 1, 2009. The investments of the rabbi trust were valued using quoted market prices (Level 1 inputs). The fair value of the investments in the rabbi trust at the time of distribution and at December 31, 2008 was $11.9 million and $11.5 million, respectively.

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

        In accordance with SFAS No. 165, Subsequent Events, we have evaluated and appropriately disclosed all subsequent events through August 10, 2009, the date the unaudited consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 were filed with the Securities & Exchange Commission.

NOTE 3—NORTH METRO HARNESS INITIATIVE, LLC (d/b/a Running Aces Harness Park)

        In June 2004, our wholly-owned subsidiary, MTR-Harness, Inc., acquired a 50% interest in North Metro Harness Initiative, LLC (d/b/a Running Aces Harness Park), then a wholly-owned subsidiary of Southwest Casino Corporation. In early 2008, North Metro completed construction of a harness racetrack and card room on a 178.4-acre site approximately 30 miles northeast of Minneapolis, Minnesota. Running Aces commenced live racing and simulcast operations (import and export) with pari-mutuel wagering on April 11, 2008, and opened a 50-table card room offering "non-banked" games (those in which the players play only against each other instead of against the house) on June 30, 2008.

        The cost of construction of North Metro, including furniture, fixtures and equipment and start-up expenses, was approximately $62.5 million, $42.3 million of which was separately financed through Black Diamond Commercial Finance, LLC as agent (collectively, "Black Diamond"), without recourse to us except for a $1.0 million guarantee that we provided in July 2008. The guarantee continued until the earlier of July 1, 2010 or prepayment of the Black Diamond credit agreement. Additionally, our equity interest in North Metro was pledged to Black Diamond as collateral for the construction loan. Since inception, we made aggregate capital contributions in North Metro of approximately $13.0 million (exclusive of legal and other fees). In May 2008 we provided two letters of credit in the amounts of $238,625 and $135,000 and a surety bond in the amount of $250,000. The letter of credit in the amount of $238,625 was released in February 2009 and the surety bond in the amount of $250,000 expired on April 11, 2009. During the three and six months ended June 30, 2009, we recorded equity losses in North Metro of approximately $0.3 million and $1.0 million, respectively. In 2008, we recorded equity losses in North Metro of $2.1 million during the three-month period and $2.4 million during the six-month period. These losses are included within loss from discontinued operations in our consolidated statements of operations, as noted below.

        On October 19, 2008, Southwest Casino Corporation sold its 50% membership interest in North Metro to Black Diamond for (i) $1.00; (ii) relief from a $1 million guarantee by Southwest of North Metro's obligations; (iii) a right to repurchase the membership interest; and (iv) certain other considerations. Black Diamond requested that we make additional investments in North Metro;

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 3—NORTH METRO HARNESS INITIATIVE, LLC (d/b/a Running Aces Harness Park) (Continued)

however under the terms of our Fifth Amended and Restated Credit Agreement, as amended, we did not have the ability to provide further financial support to North Metro.

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

        On March 2, 2009, Black Diamond removed the board seats held by MTR-Harness, Inc. from North Metro's board of directors, and on April 3, 2009, we received notification that Black Diamond was pursuing legal action seeking (i) enforcement of our payment of the $1 million guarantee of North Metro's indebtedness and certain additional costs, and (ii) foreclosure of our subsidiary's pledged equity interest in North Metro. Pursuant to a settlement agreement with Black Diamond executed on May 27, 2009, we relinquished our interest in North Metro and paid $1 million to satisfy our obligations under the guarantee, which is included within loss from discontinued operations in our consolidated statements of operations for the six months ended June 30, 2009. Concurrently, MTR Gaming Group, Inc. entered into a Signal and Consulting Agreement with North Metro pursuant to which North Metro paid us $250,000 to provide consulting services with respect to its racing operations for a term of three years. On June 3, 2009, Black Diamond terminated the litigation with prejudice and we and Black Diamond executed mutual releases.

        The assets and liabilities of MTR-Harness, Inc. have been reflected as assets and liabilities of discontinued operations in our consolidated balance sheets as of June 30, 2009 and December 31, 2008, and the operating results and cash flows have been reflected as discontinued operations for the three and six months ended June 30, 2009 and 2008.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 3—NORTH METRO HARNESS INITIATIVE, LLC (d/b/a Running Aces Harness Park) (Continued)

        Summary operating results for the discontinued operations for the three and six months ended June 30 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(unaudited, in thousands)
Net revenues	$—	$—	$—	$—
Loss from discontinued operations before income taxes	(369)	(2,108)	(1,215)	(2,471)
Loss from discontinued operations, net of income taxes	(327)	(1,472)	(801)	(1,690)

NOTE 4—JACKSON TROTTING ASSOCIATION, LLC (d/b/a Jackson Harness Raceway)

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

        Jackson Harness Raceway is located on property leased from Jackson County, Michigan on the Jackson County Fairgrounds through December 31, 2012. However on July 21, 2009, we entered into a Termination, Release and Settlement Agreement with the County of Jackson, Michigan whereby (i) Jackson Trotting and Jackson County terminated the fairgrounds lease, (ii) Jackson Trotting was released from all obligations under the lease, (iii) Jackson Trotting surrendered title of all owned property to Jackson County, and (iv) Jackson Trotting paid a settlement of $20,000 to Jackson County for consideration of the release. The amount of the reduction of the lease contractual obligation resulting from the Termination, Release and Settlement Agreement approximated the value of property surrendered to Jackson County, or otherwise considered non-recoverable.

        During the third quarter of 2008, we performed an evaluation to determine whether the assets of Jackson Trotting were impaired. Jackson Trotting had generated operating losses since acquisition, projected further operating losses and substantially exhausted its operating funds, including funds provided by the Company. Furthermore, under the terms of our Fifth Amended and Restated Credit Agreement, as amended, we did not have the ability to provide further financial support to Jackson Trotting. Jackson Trotting's assets consisted primarily of a $2.6 million intangible asset that represented the assigned value of the racing licenses held by Jackson Trotting. The value assigned to the racing licenses considered that the racing licenses permit Jackson Trotting to conduct live racing and simulcasting operations, and if legislative proposals in Michigan were passed, would permit Jackson Trotting to operate electronic gaming devices.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—JACKSON TROTTING ASSOCIATION, LLC (d/b/a Jackson Harness Raceway) (Continued)

        The assets and liabilities of Jackson Racing, Inc. and Jackson Trotting have been reflected as assets and liabilities of discontinued operations in our consolidated balance sheets as of June 30, 2009 and December 31, 2008, and the operating results and cash flows have been reflected as discontinued operations for the three and six months ended June 30, 2009 and 2008.

        Summary operating results for the discontinued operations for the three and six months ended June 30 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(unaudited, in thousands)
Net revenues	$—	$1,111	$—	$1,714
Loss from discontinued operations before income taxes and non-controlling interest	(95)	(171)	(171)	(443)
Loss from discontinued operations, net of non-controlling interest and income taxes	(68)	(130)	(109)	(288)

NOTE 5—SALES OF PROPERTIES

Binion's Gambling Hall & Hotel

        On March 7, 2008, we sold 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owned and operated Binion's Gambling Hall & Hotel, and Speakeasy Fremont Experience Operating Company in accordance with the terms of a Stock Purchase Agreement dated June 26, 2007 (as subsequently amended), executed between the Company and TLC Casino Enterprises, Inc. ("TLC"). The transaction was subject to purchase price adjustments based on changes in the net working capital, certain capital expenditures between execution and closing, and a $3.5 million working capital adjustment which remained with Binion's upon closing. Net cash to the Company at closing was approximately $28.0 million. However, in connection with our original acquisition of Binion's on March 11, 2004, we provided limited guarantees, which reduce each month as rental payments are made on certain land leases, some of which expired in March 2008 and March 2009, and two of which remain in effect. The two remaining guarantees (totaling approximately $1.2 million) expire in March 2010. TLC remains obligated to use its reasonable best efforts to assist us in obtaining releases of these guarantees, to pay the rent underlying the leases we guaranty on a timely basis, and to indemnify us in the even we are required to pay the land lease obligations pursuant to the guarantees.

        In January 2009, we settled the post-closing purchase price adjustment in the amount of approximately $1.5 million, which we deposited into an escrow account that was utilized to pay a portion of the land lease obligations guaranteed by the Company as discussed above. The balance of the escrow account was approximately $0.1 million at June 30, 2009, which was expended in July 2009.

        On July 8, 2009, we received a notification from one of the landlords that TLC had failed to pay $26,000 in rent that was due July 1, 2009, and on July 13, 2009, we received the landlord's demand that we make the payment pursuant to our guarantee. We paid the amount demanded, thus curing the event of default. However, we have been advised that TLC has also failed to pay the $125,000 rental

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 5—SALES OF PROPERTIES (Continued)

payment which was due on August 3, 2009. We have demanded reimbursement from TLC and have commenced legal action for indemnification pursuant to the aforementioned Stock Purchase Agreement. On July 14, 2009, we received a notification from the second landlord that TLC had failed to pay $3,900 in rent that was also due July 1, 2009. The second notification did not demand payment on the defaulted amount of $3,900.

        Also in connection with our original acquisition of Binion's, we obtained title to the property and equipment subject to an increase in purchase price by $5.0 million if, at the termination of a Joint Operating License Agreement with HHLV Management Company, LLC, an affiliate of Harrah's Entertainment, Inc., certain operational milestones were achieved. Harrah's claimed it had met the milestones, however we disputed such claim. During the first quarter of 2009, the parties agreed in principle to settle the accounts due between the parties resulting in an adjustment to previously recorded amounts and a charge to discontinued operations of approximately $0.4 million. On June 11, 2009, we settled this dispute by finalizing the previous agreement in principle and paid HHLV Management Company approximately $0.7 million, which represented $1.75 million of purchase price adjustment less approximately $1.1 million for other amounts HHLV Management Company owed us.

        Binion's operating results and cash flows have been reflected as discontinued operations for the three and six months ended June 30, 2009 and 2008. Upon completion of the sale on March 7, 2008, and resolution of the purchase price adjustment, we incurred a loss on disposal of $0.9 million, which was in addition to the loss of $2.0 million recorded in 2007 to adjust the carrying value of Binion's assets to the anticipated proceeds, less costs to sell.

        Summary operating results for the discontinued operations for the three and six months ended June 30 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(unaudited, in thousands)
Net revenues	$—	$—	$—	$9,857
Loss from discontinued operations before income taxes	(201)	—	(660)	(2,166)
Loss (income) from discontinued operations, net of income taxes	(178)	79	(435)	(1,287)

Ramada Inn and Speedway Casino

        On June 3, 2008, our wholly-owned subsidiary, Speakeasy Gaming of Las Vegas, Inc., sold the gaming assets of the Ramada Inn and Speedway Casino to Lucky Lucy D, LLC in accordance with the terms of an Asset Purchase and Sale Agreement dated January 11, 2008. Pursuant to the terms of the agreement, Lucky Lucy paid $2.0 million in cash for the gaming assets and is obligated to pay an additional amount of up to $4.775 million subject to an earn-out provision based on the property's gross revenues over the four-year period that commenced January 11, 2008. In July 2009, Speakeasy Gaming of Las Vegas, Inc. assigned to the Company its right to any payment under the earn-out provision. Any proceeds that are received will be recorded as the amounts are realized. This sale was the second part of the transaction, the first part of which involved the sale of Speedway's real property to Ganaste LLC on January 11, 2008. A shareholder of Ganaste LLC is the sole owner of Lucky Lucy. Ganaste paid $11.4 million in cash for the real property.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 5—SALES OF PROPERTIES (Continued)

        Speedway's operating results and cash flows have been reflected as discontinued operations for the three and six months ended June 30, 2009 and 2008. On January 11, 2008, we recorded a gain on the sale of the real property in the amount of $2.8 million, and on June 3, 2008, we recorded a gain on the sale of the gaming assets in the amount of $1.2 million.

        Summary operating results for the discontinued operations for the three and six months ended June 30 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(unaudited, in thousands)
Net revenues	$—	$1,722	$—	$4,456
Income (loss) from discontinued operations before income taxes	5	(38)	44	2,504
Income (loss) from discontinued operations, net of income taxes	8	(37)	30	1,488

NOTE 6—EQUITY TRANSACTIONS AND EARNINGS PER SHARE

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

        Total stock option expense recognized during the three months ended June 30, 2009 and 2008 was $5,000 ($3,000 net of tax) and $385,000 ($250,000 net of tax), respectively. During the six-month periods of 2009 and 2008, we recognized total stock option expense of $43,000 ($28,000 net of tax) and $751,000 ($488,000 net of tax), respectively. As of June 30, 2009, we had approximately $131,000 of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted-average period of approximately 1.08 years.

        There were no options granted or exercised during the three or six months ended June 30, 2009 and 2008. The stock option activity for the six months ended June 30, 2009 was as follows

	Number of Shares	Weighted Average Exercise Price
Outstanding December 31, 2008	1,483,800	$7.75
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(140,300)	11.10

Outstanding June 30, 2009	1,343,500	$7.40

Exercisable June 30, 2009	1,203,500	$7.64

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 6—EQUITY TRANSACTIONS AND EARNINGS PER SHARE (Continued)

        During the three and six months ended June 30, 2008, our Compensation Committee granted to one employee options to purchase a total of 30,000 shares of our common stock at a purchase price of $5.61 per share, the NASDAQ Official Close Price on the date of grant. The options have a term of ten years and were fully vested on date of grant.

        We utilize the treasury stock method in determining the dilutive effect of outstanding stock options. Our basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences. Options to purchase 1,343,500 shares and 1,385,800 shares of common stock were outstanding for the six months ended June 30, 2009 and 2008, respectively, but were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive.

NOTE 7—INCOME TAXES

        The effective income tax rate is reflective of permanent non-deductible expenses plus an additional state income tax provision (benefit), if any, associated with the operations of Presque Isle Downs & Casino. For the three months ended June 30, 2009 and 2008, the recorded income tax provision (benefit) reflects an adjustment to the effective income tax rate for the year-to-date periods due to the impact of permanent non-deductible expenses relative to the Company's pre-tax income (loss). In addition, we recognize interest expense and penalties related to uncertain tax positions in income tax expense. During the three months ended June 30, 2009 and 2008, we recognized interest expense of approximately $4,000 and $44,000, respectively. During the six-month periods of 2009 and 2008, we recognized interest expense of approximately $7,000 and $94,000, respectively.

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

NOTE 8—LONG-TERM DEBT

Refinancing

        On July 15, 2009, we announced several transactions by which we proposed to address the upcoming maturities of our $130 million 9.75% Senior Unsecured Notes and $100.2 million outstanding under our existing senior secured revolving credit facility. Specifically, we:

  •
  commenced a cash tender offer and consent solicitation for any and all of our outstanding $130 million 9.75% Senior Unsecured Notes;

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 8—LONG-TERM DEBT (Continued)

  •
  commenced solicitation of the consents of holders of our $125 million 9% Senior Subordinated Notes due June 1, 2012, to permit proposed amendments to the indenture governing the Senior Subordinated Notes that would allow the refinancing transactions as well as permit us to incur additional indebtedness under certain circumstances; and

  •
  announced our intention to offer, in a private placement, $250 million in aggregate principal amount of senior secured notes due in 2014.

        On July 24, 2009, after receiving the required consents of the Senior Subordinated Note holders, we priced the offering of $250 million in aggregate principal amount of 12.625% Senior Secured Notes due July 15, 2014 at an issue price of 95.248% of the principal amount of the Senior Secured Notes. The offering is expected to close on or about August 12, 2009, subject to customary closing conditions. We intend to apply the net proceeds of the sale of the Senior Secured Notes, together with cash on hand, to:

  •
  purchase all of our outstanding $130 million 9.75% Senior Unsecured Notes due April 1, 2010 that were tendered in connection with the cash tender offer and consent solicitation and pay the accrued and unpaid interest and consent fees in connection with the tender offer and consent solicitation;

  •
  repay $100.2 million outstanding under our existing senior secured revolving credit facility plus accrued and unpaid interest; and

  •
  pay consent fees in connection with the solicitation of consents to certain amendments to the indenture governing the Senior Subordinated Notes.

        Under the terms of the offer to purchase the Senior Unsecured Notes, holders who tendered their notes prior to 5:00 p.m. on July 22, 2009, will receive $1,005 per $1,000 in principal amount validly tendered. As of July 23, 2009, the Company received tenders and consents from 100% of its $130 million Senior Unsecured Notes. Under the terms of the Senior Subordinated Notes consent solicitation, which expired on July 22, 2009, holders of approximately $124.8 million of the $125 million 9% Senior Subordinated Notes who delivered consents will receive $15 per $1,000 in principal amount of the notes.

        The $250 million 12.625% Senior Secured Notes will mature on July 15, 2014, with interest payable semi-annually on January 15 and July 15 of each year. On or after July 15, 2011, we may redeem some or all of the Senior Secured Notes at any time at redemption prices that will decrease from 106.313% for redemptions after July 15, 2011 to 103.156% after July 15, 2012 to 100% after July 15, 2013. In addition, if we experience certain change of control events (as defined in the indenture governing the Senior Secured Notes), we must offer to repurchase the notes at 101% of their principal amount, plus accrued and unpaid interest. The Senior Secured Notes will be guaranteed fully and unconditionally on a senior secured second priority basis by current subsidiaries consisting of Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc., as well as future subsidiaries other than our immaterial subsidiaries, our unrestricted subsidiaries (as defined in the indenture governing the Senior Secured Notes) and Speakeasy Gaming of Las Vegas, Inc., MTR-Harness, Inc. and Jackson Racing, Inc. The Senior Secured Notes will be secured on a second priority basis (subject to permitted prior liens including borrowings under the Amended and Restated Credit Facility discussed below) by a security

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 8—LONG-TERM DEBT (Continued)

interest in substantially all of the assets (other than excluded assets, including capital stock of our subsidiaries, cash and deposit accounts, certain real property, gaming licenses and certain gaming equipment that cannot be pledged pursuant to applicable law) of the Company and the guarantors.

        We expect to incur a pre-tax loss on the refinancing of approximately $3.0 million.

        Under the registration rights agreement applicable to the Senior Secured Notes, we are required to file an exchange offer registration statement within 90 days following the date of issuance of the Senior Secured Notes, to use commercially reasonable efforts to have the exchange offer registration statement declared effective within 180 days following the date of issuance of the Senior Secured Notes, and to consummate an offer to exchange the Senior Secured Notes for equivalent registered securities within 45 days of the registrations statement being declared effective. In addition, under certain circumstances, we are required to file a shelf registration statement to cover resales of the Senior Secured Notes. The Securities and Exchange Commission has broad discretion to determine whether any registered exchange offer or shelf registration statement will be declared effective and may delay or deny the effectiveness of any such registration statement filed by us for a variety of reasons. We will be required to pay liquidated damages on the Senior Secured Notes if we fail to comply with certain requirements in connection with the exchange offer registration statement and, if applicable, a shelf registration statement.

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

        As a result of the Second Amendment to our credit agreement and the reduction in borrowing capacity, we were required to proportionately reduce the amount of existing deferred financing costs. Consequently, we recorded a write-off of deferred financing costs of approximately $3.4 million during the six months ended June 30, 2008. This amount is reflected in our consolidated statements of operations as a loss on debt modification.

        The credit agreement, as amended, contains covenants that restrict our ability to make investments, incur additional indebtedness, incur guarantee obligations, pay dividends, create liens on assets, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates. In addition, the credit agreement, as amended, contains customary affirmative and negative covenants that include the requirement that we satisfy, on

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 8—LONG-TERM DEBT (Continued)

a consolidated basis, specified quarterly financial tests. We maintained compliance with these covenants as of June 30, 2009.

        On July 24, 2009, we executed the Limited Consent and Fifth Amendment to Fifth Amended and Restated Credit Agreement (the "Fifth Amendment"), dated as of July 15, 2009. The Fifth Amendment will become effective, and its provisions implemented, only upon the fulfillment of certain conditions, which include conditions related to our refinancing of the Senior Unsecured Notes and voluntary prepayment of all amounts currently outstanding under the existing senior secured revolving credit facility as well as customary closing conditions, as described in this report and as set forth therein. The Fifth Amendment, if it becomes effective, will amend the existing credit facility to provide for $20.0 million of revolving borrowing capacity (the "Amended and Restated Credit Facility"). Commitments under the Amended and Restated Credit Facility will reduce by $2.75 million in September 2009 and an additional $5.5 million in December 2009. In addition, the Amended and Restated Credit Facility, if it becomes effective, will require us to permanently repay amounts outstanding, and reduce the commitment thereunder, with the proceeds from certain asset sales and insurance from events of loss, the incurrence of debt or sales of capital stock. The maturity date of the Amended and Restated Credit Facility will be March 31, 2010. Borrowings under the Amended and Restated Credit Facility will bear interest at a margin of 5.0% above the base rate (i.e. prime), or 6.0% above the LIBOR rate, subject to specified floors on LIBOR and the base rate, as provided by the Amended and Restated Credit Facility. Unless and until the Fifth Amendment becomes effective, the terms and conditions of the existing senior secured revolving credit facility will remain in effect.

        The Amended and Restated Credit Facility includes certain financial and other covenants set forth therein. The Amended and Restated Credit Facility contains an interest coverage ratio of 1.50 to 1.00, a secured leverage ratio of 4.00 to 1.00 to September 30, 2009, and 3.75 to 1.00 from October 1, 2009, and a priority senior secured leverage ratio of 0.50 to 1.00. Each such ratio will be tested on a quarterly basis. The Amended and Restated Credit Facility also includes restrictions on our ability to make capital expenditures; changes in the nature of our businesses; sale of all or a substantial or material portions of our assets; mergers, acquisitions, consolidations, reorganizations and recapitalizations; investments; additional indebtedness; guarantees; leases; dividends and distributions; liens; debt repayments; sale-leasebacks; lease expenditures; and transactions with affiliates. A payment default or an acceleration of indebtedness in excess of $10.0 million as a result of an event of default under the Amended and Restated Credit Facility would give rise to an event of default under the indenture governing the notes which would entitle the holders of the notes to exercise the remedies provided in the indenture, subject to the restrictions set forth in the inter-creditor agreement between the Company, note holders and banks participating in the Amended and Restate Credit Facility.

        The Amended and Restated Credit Facility, if it becomes effective, will permit us to pay $13.0 million to the State of Ohio in September 2009 in connection with licensing requirements for video lottery terminals at Scioto Downs.

        Unless and until the Fifth Amendment becomes effective, the amount that may be borrowed under the credit agreement is subject to a debt incurrence test provided by the indentures governing our Senior Unsecured Notes and Senior Subordinated Notes. Commencing in the second quarter of 2008 and until the Senior Subordinated Notes are no longer outstanding, we are required to pay consent fees of $5.00 per $1,000 of principal to the holders of our Senior Subordinated Notes if we do not

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 8—LONG-TERM DEBT (Continued)

satisfy certain quarterly financial ratios. We have not met these ratios and therefore recorded additional expense of $625,000 and $1,250,000 for the three and six months ended June 30, 2009, respectively.

        Unless and until the Fifth Amendment becomes effective, our borrowing capacity under the existing senior secured revolving credit facility is limited to a total of $0.3 million, subject to further mandatory scheduled commitment reductions of 2.5% of the aggregate commitment for the quarter ending September 30, 2009 and 5% for the quarter ending December 31, 2009.

        Obligations under the credit agreement are guaranteed by each of our operating subsidiaries. Borrowings under the credit agreement and the subsidiary guarantees are secured by substantially all of our assets and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees.

        The credit agreement, as amended and prior to the refinancing transaction as discussed previously, requires us to refinance our Senior Unsecured Notes by January 2, 2010 on terms and conditions acceptable to our senior secured lenders. Currently, our $130 million 9.75% Senior Unsecured Notes mature on April 1, 2010. If the refinancing transaction is not consummated and the Senior Unsecured Notes are not refinanced prior January 2, 2010, the maturity date of the amounts outstanding under our credit facility will be accelerated to January 2, 2010. In any event, our credit agreement expires March 31, 2010. Amounts outstanding under the credit facility and the Senior Unsecured Notes have been classified as "current liabilities" for financial reporting purposes at June 30, 2009, pending the closing of the refinancing transactions, for which the use of proceeds includes repayment of these current liabilities. Our $125 million 9% Senior Subordinated Notes do not mature until June 1, 2012.

        At June 30, 2009 and December 31, 2008, borrowings of $100.2 million and $101.9 million, respectively, and letters of credit for approximately $1.2 million and $1.5 million, respectively, were outstanding under the credit facility. On March 7, 2008, we utilized $27.6 million of the proceeds from the sale of Binion's to reduce amounts outstanding under the credit facility.

Other Debt Financing Arrangements

        In 1999, Scioto Downs, Inc. entered into a term loan agreement that provides for monthly payments of principal and interest through September 2013. The term loan is collateralized by a first mortgage on Scioto Downs' real property facilities, as well as other personal property, and an assignment of the rents from lease arrangements. At June 30, 2009 and December 31, 2008, there was $1.3 million and $1.4 million, respectively, outstanding under the term loan.

        Throughout 2007 and 2008, both Presque Isle Downs and Mountaineer Casino executed various promissory notes and capital lease arrangements to finance the purchase of equipment including slot machines and surveillance equipment. Aggregate amounts due under these arrangements approximated $13.2 million and $19.4 million at June 30, 2009 and December 31, 2008, respectively. No such arrangements were executed during the six months ended June 30, 2009. Property, plant and equipment subject to capital lease arrangements had net book values of approximately $3.9 million and $4.5 million at June 30, 2009 and December 31, 2008, respectively.

        During the six months ended June 30, 2008, we borrowed $0.5 million in connection with equipment financing arrangements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 9—RISKS AND UNCERTAINTIES

Refinancing of Existing Indebtedness

        As discussed in Note 8, our $130 million 9.75% Senior Unsecured Notes mature on April 1, 2010. However, our Fifth Amended and Restated Credit Agreement, as amended, requires us to refinance those notes by January 2, 2010 on terms and conditions acceptable to our senior secured lenders. If the Senior Unsecured Notes are not refinanced by this date, the maturity date of the amounts outstanding under our existing senior secured revolving credit facility will be accelerated to January 2, 2010. In any event, our credit agreement expires March 31, 2010.

        If we are unable to consummate the offering of the Senior Secured Notes (as discussed in Note 8) or otherwise demonstrate our ability to refinance (i) our Senior Unsecured Notes by either January 2, 2010, or an extended maturity deadline to which our senior secured lenders may approve, and (ii) our credit agreement by March 31, 2010, it would have a material adverse effect on our consolidated financial position and could raise doubts as to our ability to continue as a going concern.

NOTE 10—COMMITMENTS AND CONTINGENCIES

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

        This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our strategies, objectives and plans for future development or acquisitions of properties or operations, as well as expectations, future operating results and other information that is not historical information. When used in this report, the terms or phrases such as "anticipates", "believes", "projects", "plans", "intends", "expects", "estimates", "could", "would", "will likely continue", and variations of such words or similar expressions are intended to identify forward-looking statements. Although our expectations, beliefs and projections are expressed in good faith and with what we believe is a reasonable basis, there can be no assurance that these expectations, beliefs and projections will be realized.

        There are a number of risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements which are included elsewhere in this report. Such risks, uncertainties and other important factors include, but are not limited to:

  •
  changes in, or failure to comply with, laws, regulations or the conditions of our West Virginia and Pennsylvania gaming licenses (or the failure to obtain renewals thereof), accounting standards or environmental laws (including adverse changes in the rates of taxation on gaming revenues) and delays in regulatory licensing processes;

  •
  competitive and general economic conditions in our markets, including the slot parlor in downtown Pittsburgh, Pennsylvania and whether the referendum proposing casinos in Cleveland and Columbus, Ohio passes and casino gaming is implemented in those cities;

  •
  the success and growth of table gaming at our West Virginia casino;

  •
  the successful implementation of non-taxable promotional credits (commonly referred to as "free play") at our West Virginia casino;

  •
  construction factors relating to maintenance and expansion of operations;

  •
  general economic and market conditions;

  •
  volatility and disruption of the capital and credit markets;

  •
  dependence on our West Virginia and Pennsylvania casinos for the majority of our revenues and cash flows;

  •
  dependence upon key personnel and the ability to attract new personnel;

  •
  the ability to retain and attract customers;

  •
  weather or road conditions limiting access to our properties;

  •
  our substantial indebtedness;

  •
  the ability to refinance existing debt, or obtain additional financing, if and when needed, and the impact of leverage and debt service requirements;

  •
  certain covenants in our debt documents;

  •
  the integration and performance of acquired businesses;

  •
  the effect of war, terrorism, natural disasters and other catastrophic events;

  •
  the effect of disruptions to our systems and infrastructure; and

  •
  the enactment of future gaming legislation in the jurisdictions in which we operate our casinos or in competing jurisdictions, particularly the recent executive order and budget bill enabling video lottery terminals at racetracks in Ohio.

        Additional factors that could cause our actual performance to differ materially from that contemplated by such forward-looking statements are detailed in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as other recent filings with the Securities and Exchange Commission. We do not intend to publicly update any forward-looking statements, except as may be required by law.

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

        On July 13, 2009, the governor of Ohio signed an executive order directing the Ohio Lottery to take action to implement, and the Ohio legislature approved a budget bill enabling, video lottery terminals at Ohio's seven horse tracks, including Scioto Downs. The executive order and budget bill are subject to legal challenge, which could prevent or delay our ability to engage in slot gaming or video lottery at Scioto Downs. If the executive order and budget bill are determined to be effective to permit slot gaming and video lottery at Ohio racetracks, we intend, subject to obtaining the required additional debt and equity financing, to expand and construct a slot machine casino at Scioto Downs. See additional information as discussed below.

        Through May 27, 2009, our wholly-owned subsidiary, MTR-Harness, Inc., owned a 50% interest in North Metro Harness Initiative, LLC, which operates Running Aces Harness Park in Anoka County, Minnesota. We relinquished our interest in North Metro to North Metro's lender pursuant to a settlement agreement with North Metro's lender executed on May 27, 2009. Reclassifications have been made to the prior period presentation to reflect the assets, liabilities, operating results and cash flows of MTR-Harness, Inc. and its interest in North Metro as discontinued operations. See additional information as discussed below.

        Through our wholly-owned subsidiary, Jackson Racing, Inc., we own a 90% interest in Jackson Trotting Association LLC, which operated Jackson Harness Raceway in Jackson, Michigan. On December 4, 2008, Jackson Trotting ceased the racing and simulcast wagering operations at Jackson Harness Raceway and surrendered its racing license to the Michigan Racing Commission. Reclassifications have been made to the prior period presentation to reflect the assets, liabilities, operating results and cash flows of Jackson Racing, Inc. and its interest in Jackson Trotting as discontinued operations.

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

        The following table sets forth a reconciliation of income (loss) from continuing operations, a GAAP financial measure, to EBITDA from continuing operations, a non-GAAP measure, and income (loss) from discontinued operations, a GAAP financial measure, to EBITDA from discontinued operations, a non-GAAP measure, for each of the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited, in thousands)
Continuing Operations:
MTR Gaming Group, Inc. (consolidated)—continuing operations:
Income (loss) from continuing operations	$917	$(748)	$2,419	$(3,157)
Interest expense, net of interest income	9,956	10,371	19,441	20,532
Provision (benefit) for income taxes	1,598	935	2,782	(1,361)
Depreciation	7,314	7,473	14,588	14,998
Loss on disposal of property	130	—	138	—
Loss on debt modification	—	—	—	3,356

EBITDA from continuing operations	$19,915	$18,031	$39,368	$34,368

Mountaineer Casino, Racetrack & Resort:
Income from continuing operations	$2,365	$4,602	$6,096	$9,442
Interest expense, net of interest income	2,224	2,253	4,466	4,518
Provision for income taxes	4,053	1,135	6,985	4,362
Depreciation	3,591	3,738	7,177	7,505
Loss on disposal of property	110	—	93	—

EBITDA from continuing operations	$12,343	$11,728	$24,817	$25,827

Presque Isle Downs & Casino:
Income from continuing operations	$2,450	$4,172	$5,587	$5,691
Interest expense, net of interest income	253	406	122	860
Provision for income taxes	3,937	1,617	6,402	2,629
Depreciation	3,514	3,424	6,999	6,874

EBITDA from continuing operations	$10,154	$9,619	$19,110	$16,054

Scioto Downs:
Loss from continuing operations	$(188)	$(355)	$(599)	$(897)
Interest expense, net of interest income	26	27	48	56
Benefit for income taxes	(362)	(236)	(686)	(598)
Depreciation	204	228	405	452

EBITDA from continuing operations	$(320)	$(336)	$(832)	$(987)

Corporate:
Loss from continuing operations	$(3,710)	$(9,167)	$(8,665)	$(17,393)
Interest expense, net of interest income	7,453	7,685	14,805	15,098
Benefit for income taxes	(6,030)	(1,581)	(9,919)	(7,754)
Depreciation	5	83	7	167
Loss on disposal of property	20	—	45	—
Loss on debt modification	—	—	—	3,356

EBITDA from continuing operations	$(2,262)	$(2,980)	$(3,727)	$(6,526)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited, in thousands)
Discontinued operations:
MTR-Harness/Running Aces Harness Park:
Loss from discontinued operations	$(327)	$(1,472)	$(801)	$(1,690)
Interest expense	2	2	5	2
Benefit for income taxes	(42)	(636)	(414)	(781)
Equity in loss of unconsolidated joint venture	250	2,083	1,000	2,425

EBITDA from discontinued operations	$(117)	$(23)	$(210)	$(44)

Jackson Racing/Jackson Harness Raceway:
Loss from discontinued operations	$(68)	$(130)	$(109)	$(288)
Interest expense, net of interest income and non-controlling interest	—	1	—	2
Benefit for income taxes, net of non-controlling interest	(24)	(27)	(56)	(133)
Depreciation, net of non-controlling interest	—	10	—	16
(Gain) loss on disposal of property, net of non-controlling interest	—	(1)	—	159

EBITDA from discontinued operations	$(92)	$(147)	$(165)	$(244)

Ramada Inn and Speedway Casino:
Income (loss) from discontinued operations	$8	$(37)	$30	$1,488
Interest expense (income)	1	66	(1)	163
(Benefit) provision for income taxes	(3)	(1)	14	1,016
Depreciation	—	73	—	199
Gain on disposal of property	—	(813)	—	(3,616)

EBITDA from discontinued operations	$6	$(712)	$43	$(750)

Binion's Gambling Hall & Hotel:
(Loss) income from discontinued operations	$(178)	$79	$(435)	$(1,287)
Interest income, net of interest expense	—	—	—	(29)
Benefit for income taxes	(23)	(79)	(225)	(879)
Loss on disposal of property	—	—	—	684

EBITDA from discontinued operations	$(201)	$—	$(660)	$(1,511)

        EBITDA represents earnings (losses) before interest expense (income), income tax expense (benefit), depreciation and amortization, loss on debt modification, equity in loss of unconsolidated joint venture, (gain) loss on disposal of property and loss on asset impairment. EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income or income from operations as an indicator of our operating performance, or cash flows from operating activities, as a measure of liquidity. EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. Uses of cash flows that are not reflected in EBITDA include capital expenditures (which are significant given our expansion), interest payments, income taxes, and debt principal repayments. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of EBITDA may not be the same as the definitions used in any of our other debt agreements.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2008

        The following tables set forth information concerning our results of operations by property for continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited, in thousands)
Net revenues—continuing operations:
Mountaineer Casino, Racetrack & Resort	$72,221	$75,362	$138,834	$149,408
Presque Isle Downs & Casino	47,834	48,928	90,812	87,740
Scioto Downs	1,068	1,450	1,177	1,576
Corporate	9	3	9	6

Consolidated net revenues	$121,132	$125,743	$230,832	$238,730

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited, in thousands)
Operating income (loss)—continuing operations:
Mountaineer Casino, Racetrack & Resort	$8,641	$7,990	$17,546	$18,322
Presque Isle Downs & Casino	6,640	6,196	12,111	9,181
Scioto Downs	(524)	(564)	(1,237)	(1,439)
Corporate	(2,286)	(3,064)	(3,778)	(6,694)

Consolidated operating income	$12,471	$10,558	$24,642	$19,370

Mountaineer's Operating Results:

        During the three months ended June 30, 2009, Mountaineer's operating results continued to be affected by competition, primarily from slot operations in Pennsylvania. Net revenues decreased by $3.1 million, or 4.2%, compared to the three-month period of 2008, which included a $0.9 million decrease in gaming revenues. Net revenues earned from food, beverage and lodging operations decreased by $0.8 million, and net revenues earned from other sources, including pari-mutuel commissions decreased by $0.6 million. Promotional allowances increased by $0.8 million. However, Mountaineer's overall operating margin increased to 12.0% in 2009 from 10.6% in 2008 due to Mountaineer's cost containment initiatives.

        During the six months ended June 30, 2009, Mountaineer's operating results were adversely affected by severe weather conditions in January and February of 2009 and the continued effect of competition, primarily from slot operations in Pennsylvania. Net revenues decreased by $10.6 million, or 7.1%, compared to the six-month period of 2008, primarily due to a $7.2 million decrease in gaming revenues. Net revenues earned from food, beverage and lodging operations decreased by $1.7 million, and net revenues earned from other sources, including pari-mutuel commissions decreased by $0.7 million. Promotional allowances increased by $1.0 million. However, Mountaineer's overall operating margin increased slightly to 12.6% in 2009 from 12.3% in 2008.

        Significant factors contributing to Mountaineer's 2009 operating results were:

  •
  improvement in the gross profit from gaming operations (as discussed below);

  •
  an overall decrease in compensation and benefits costs of $3.1 million and $5.2 million during the three- and six-month periods of 2009, as well as other cost savings programs; offset by

  •
  an increase in marketing promotions and advertising costs of $2.3 million and $3.4 million during the three- and six-month periods of 2009, respectively, related to a shift in marketing strategies to an aggressive cash promotion campaign.

        A discussion of Mountaineer's key operations follows.

        Gaming Operations.    Revenues from gaming operations during the three months ended June 30, 2009 decreased by $0.9 million, or 1.3%, to $64.4 million compared to the same period of 2008, however gross profit increased by $1.2 million, or 5.2%. The decrease in gaming revenues related to slot operations, which decreased by $1.6 million to $52.3 million in 2009 compared to $53.9 million in 2008. However, poker and table gaming revenue increased by $0.7 million, generating revenues of $1.5 million and $10.6 million, respectively, in 2009 compared to $1.7 million and $9.7 million, respectively, in 2008.

        During the six months ended June 30, 2009, revenues from gaming operations decreased by $7.2 million, or 5.5%, to $124.4 million compared to the same period of 2008, and gross profit decreased by $1.3 million, or 2.6%. The decrease in gaming revenues related to slot operations, which decreased by $7.6 million to $100.3 million in 2009 compared to $107.9 million in 2008. However, poker and table gaming revenue increased by $0.4 million, generating revenues of $3.4 million and $20.7 million, respectively, in 2009 compared to $3.9 million and $19.8 million, respectively, in 2008.

        The following tables set forth statistical information concerning Mountaineer's gaming operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)
Slots:
Average daily net win per slot machine	$192	$186	$180	$186
Hold percentage	9.1%	9.1%	9.1%	9.1%
Average number of slot machines	2,986	3,192	3,071	3,192
Tables:
Total table drop	$54,730,000	$54,840,000	$109,147,000	$109,114,000
Average daily net win per table	$2,129	$1,942	$2,085	$2,041
Hold percentage	19.5%	17.7%	19.0%	18.2%
Average number of tables	55	55	55	53
Poker:
Average daily poker rake per table	$417	$475	$466	$541
Average number of tables	40	40	40	40

        Management attributes the decrease in slot revenue to severe weather conditions in January and February and the continuing impact on our market from gaming operations in Pennsylvania, with which Mountaineer shares some customer base in Ohio and Pennsylvania. On April 15, 2009, The Meadows Racetrack & Casino, a harness racetrack in Washington, Pennsylvania, which is approximately 40 miles southeast of Mountaineer, opened its permanent casino with over 3,700 slot machines and various food and beverage outlets.

        On May 7, 2009, the Governor of West Virginia approved an amendment to the Racetrack Video Lottery Act passed on April 10, 2009 by the West Virginia Legislature permitting the state's casinos to offer patrons the ability to play slot machines with promotional credits (commonly referred to as "free play"). Promotional credits are not subject to taxes and assessments, and management believes that free play will allow Mountaineer to compete more effectively with gaming operations in Pennsylvania which already have free play. We are in the process of converting our slot machines and the state's central monitoring system to accommodate this feature and plan to implement free play in the second half of 2009. Capital expenditures related to the conversion of our slot machines to accommodate free play are expected to be approximately $3.0 million. We believe the ability to incorporate non-taxable free play into our marketing efforts for Mountaineer will drive improved revenue and operating margins.

        We believe table games, and the implementation of free play, at Mountaineer will continue to enhance Mountaineer's competitive position by drawing new customers and driving increased play from our existing customers, which may contribute to Mountaineer's gaming revenue growth. On July 9, 2009, Mountaineer opened 11 additional table games to further distinguish our gaming product from slot machines in West Virginia's local bars and clubs and slot machine operations in Pennsylvania. However, gaming operations at Mountaineer during 2009 may continue to be impacted by changes in the U.S. economy and by the opening of The Meadows' permanent casino on April 15, 2009, and the opening of the Rivers Casino in downtown Pittsburgh, Pennsylvania, approximately a one-hour drive from Mountaineer, on August 9, 2009 with 3,000 slot machines and various food, beverage and entertainment venues.

        Overall, the decrease in revenues from slot operations during the three months ended June 30, 2009 resulted in lower taxes and assessments as a percentage of slot revenues compared to the same period of 2008. During the three-month periods of 2009 and 2008, taxes and assessments approximated 57.9% and 59.2% of slot revenues, respectively. For poker and table gaming operations, the tax rate approximated 40.2% for both three-month periods. Overall, gaming taxes and assessments decreased by $1.4 million to $35.1 million during the three-month period of 2009 compared to the same period of 2008. Additionally, gaming compensation and benefits costs decreased by $0.7 million during 2009 compared to 2008 principally as a result of cost containment efforts.

        During the six-month period of 2009, the decrease in revenues from slot operations resulted in taxes and assessments as a percentage of slot revenues to be 56.7% compared to 57.3% during the same period of 2008. For poker and table gaming operations, the tax rate approximated 40.2% for both six-month periods. Overall, gaming taxes and assessments decreased by $4.9 million to $66.5 million during the six-month period of 2009 compared to the same period of 2008. Additionally, gaming compensation and benefits costs decreased by $1.1 million during 2009 compared to 2008 principally as a result of cost containment efforts.

        Pari-mutuel Commissions.    Pari-mutuel commissions for Mountaineer, detailing gross handles less patron payouts and deductions, for the three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited, in thousands)
Import simulcast racing pari-mutuel handle	$3,785	$4,793	$7,280	$9,592
Live racing pari-mutuel handle	2,247	2,581	3,365	3,642
Less patrons' winning tickets	(4,774)	(5,830)	(8,407)	(10,444)

	1,258	1,544	2,238	2,790
Revenues—export simulcast	3,035	3,634	4,877	5,339

	4,293	5,178	7,115	8,129
Less:
State and county pari-mutuel tax	(118)	(124)	(210)	(213)
Purses and Horsemen's Association	(1,884)	(2,314)	(3,096)	(3,590)

Revenues—pari-mutuel commissions	$2,291	$2,740	$3,809	$4,326

        Overall, Mountaineer's pari-mutuel commissions decreased by 16.4% and 11.9% during the three- and six-month periods of 2009, respectively, compared to the same periods during 2008, despite eight additional racing days in 2009 compared to 2008. The decrease in import simulcast handle, as well as export simulcast, was primarily due to a decline in on-track wagering, which is consistent with the national average decline in wagering of 10.5% during the first six months of 2009 compared to 2008, as reported by Equibase Company.

        Live racing and import simulcast may continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or growth in the utilization of telephone and/or internet wagering) and increased competition from Pennsylvania's racetracks. Mountaineer currently simulcasts its live races to over 1,000 sites.

        Food, beverage and lodging operations.    Revenues from food, beverage and lodging operations during the three months ended June 30, 2009 were $5.9 million, which decreased by $0.8 million, or 12.9%, compared to the same period of 2008; however gross profit from these operations increased by 2.4%. During the six months ended June 30, 2009, revenues from food, beverage and lodging operations decreased by $1.7 million, or 13.0%, compared to the same period of 2008; however gross profit from these operations increased by 2.4%.

        The decrease in revenues was reflective of the decline in patron traffic due to severe weather conditions in January and February and a shift in marketing strategies designed to reduce food and beverage offers to patrons and increase cash programs, while the slight increase in gross profit was reflective of cost containment efforts.

        The average daily room rate for the Grande Hotel decreased to $49.04 during the second quarter of 2009 from $80.94 during the same period of 2008, but the average occupancy rate increased to 84.0% from 76.5% during the same periods, respectively. Year-to-date, the average daily room rate decreased to $50.69 during 2009 from $77.79 during 2008, but the average occupancy rate increased to 79.1% from 75.8% during the same periods, respectively.

        The decrease in daily room rates and increase in occupancy primarily reflects a shift in marketing strategies to market the hotel to gaming patrons, offset in part to a decline in patron traffic due to severe weather conditions in January and February.

        Other operations.    Other operating revenues were primarily derived from operations of the Spa, Fitness Center, retail outlets and golf course; from the sale of programs, admission fees, and lottery tickets; from check cashing and ATM services and from special events at The Harv and Convention Center. Mountaineer's earned revenues from other operations decreased slightly during the three- and six-month periods of 2009 compared to the same periods of 2008. However, operating expenses for other operations decreased by $0.7 million, or 33.1%, during the three-month period of 2009 and by $1.2 million, or 31.0%, during the six-month period of 2009. The decrease in operating costs was primarily due to a decrease in entertainment costs and other cost containment efforts.

Presque Isle Downs' Operating Results:

        During the three months ended June 30, 2009, Presque Isle Downs experienced decreased revenues but improved operating margins compared to the three months ended June 30, 2008. Net revenues decreased by $1.1 million, or 2.2%, primarily due to a $0.9 million decrease in slot revenues. Net revenues earned from food and beverage operations decreased by $0.2 million, and net revenues earned from other sources, including pari-mutuel commissions, remained consistent. Promotional allowances also remained consistent. Presque Isle Downs' operating margin increased to 13.9% in 2009 from 12.7% in 2008.

        During the six months ended June 30, 2009, Presque Isle Downs's overall net revenues and operating margins improved from the same period of 2008. Net revenues increased by $3.1 million, or 3.5%, due primarily to an increase in slot revenues. Net revenues earned from food and beverage operations increased slightly by $0.1 million, offset by increased promotional allowances of $0.1 million. Net revenues earned from other sources, including pari-mutuel commissions, remained consistent. Presque Isle Downs' operating margin increased to 13.3% in 2009 from 10.5% in 2008.

        Significant factors contributing to Presque Isle Downs' 2009 operating results were:

  •
  an increase in gross profit from gaming operations, as well as food and beverage operations (as discussed below);

  •
  an overall decrease in compensation and benefits costs of $0.8 million during 2009; and

  •
  a decrease in legal costs and other outside services of $0.4 million during 2009.

        In June 2009, Presque Isle Downs received a real estate tax assessment for the period July 1, 2009 to June 30, 2010, which increased the assessed value of the property resulting in an increase of approximately $2.0 million for the previously indicated period.

        Gaming Operations.    Revenues from gaming operations during the three months ended June 30, 2009 decreased by $0.9 million, or 1.9%, to $44.5 million compared to the same period of 2008, and gross profit increased slightly by 0.4%. During the six months ended June 30, 2009, revenues from gaming operations increased by $3.1 million, or 3.8%, to $85.1 million compared to the same period of 2008, and gross profit increased by $2.1 million or 7.4%.

        The following tables set forth statistical information concerning Presque Isle Downs' gaming operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)
Slots:
Average daily net win per slot machine	$244	$249	$235	$225
Hold percentage	8.0%	8.0%	7.9%	8.0%
Average number of slot machines	2,000	2,000	2,000	2,000

        Overall, the decrease in revenues from gaming operations during the three-month period of 2009 resulted in decreased gaming taxes and assessments in the amount of $0.5 million to $26.9 million compared to the same period of 2008. During the six-month period of 2009, the increase in revenues from gaming operations resulted in increased gaming taxes and assessments in the amount of $1.7 million to $51.5 million compared to the same period of 2008. For the three- and six-month periods of 2009 and 2008, Presque Isle Downs' gaming taxes and assessments approximated 60.6% of slot revenues. Additionally, slot machine lease expenses decreased by $0.3 million during the second quarter and by $0.5 million year-to-date.

        However, gaming operations at Presque Isle Downs for the remainder of 2009 may be impacted by the opening of The Meadows' permanent casino on April 15, 2009 and the opening of the Rivers Casino in downtown Pittsburgh, Pennsylvania, approximately a two-hour drive from Presque Isle Downs, on August 9, 2009 with 3,000 slot machines and various food, beverage and entertainment venues.

        Pari-mutuel Commissions.    Overall, Presque Isle Downs' pari-mutuel commissions revenue remained consistent during the three- and six-month periods of 2009 compared to 2008. However, operating expenses decreased slightly by $0.3 million. Live racing at Presque Isle Downs commenced May 8, 2009.

        The 2008 operating results related to pari-mutuel commissions were impacted by Presque Isle Downs' inability to send out its live racing signal to advance deposit wagering sites due to restrictions imposed by the horsemen. The Interstate Horse Racing Act requires horsemen's approval in order to send a live racing signal to these sites. In May 2009, the horsemen granted Presque Isle Downs approval to simulcast its live racing signal to advance deposit wagering sites. Currently, Presque Isle Downs simulcasts its live races to approximately 500 sites compared to approximately 300 sites in 2008.

        Food and beverage operations.    Revenues from food and beverage operations during the three months ended June 30, 2009 were $2.6 million, which decreased by $0.2 million, or 8.1%, compared to the same period in 2008. However, operating expenses decreased by $0.4 million to $2.4 million, primarily as a result of the property's cost containment efforts in the areas of food costs and salaries. During the six months ended June 30, 2009, revenues from food and beverage operations were $4.9 million, which increased by $0.1 million, or 2.7%, compared to the same period in 2008. However, operating expenses decreased by $0.7 million to $4.5 million, primarily as a result of a decrease in food costs of $0.4 million and salaries of $0.2 million. As a result of the increase in revenues and decrease in operating expenses, a gross profit of $0.4 million was earned in 2009 compared to a loss of $0.4 million in 2008.

Scioto Downs' Operating Results:

        Net revenues decreased by $0.4 million during the three months ended June 30, 2009 compared to the same period of 2008, and operating expenses decreased by $0.4 million during the same periods. During the six-month period of 2009, net revenues decreased by $0.4 million and operating expenses decreased by $0.6 million compared to 2008. The decrease in revenues and operating costs resulted primarily from the absence of food and beverage revenue and expenses in 2009. In 2009 Scioto began outsourcing its food and beverage outlets to a third-party operator. Additionally, in order to reduce expenses and operating losses, Scioto Downs and Beulah Park, the other racetrack in Columbus, Ohio, have an agreement, which was approved by the Ohio Racing Commission, whereby Scioto operates its simulcasting only during its live race meet (generally May through September); and during the remaining periods, Scioto Downs' simulcasting is closed and Beulah Park operated its simulcasting. Similarly, when Scioto is open for live racing and simulcasting, Beulah Park is closed. The operating losses incurred by Scioto during the three and six months ended June 30, 2009 were slightly lower than the operating losses incurred during the 2008 periods.

        On July 13, 2009, the governor of Ohio signed an executive order directing the Ohio Lottery to take action to implement, and the Ohio legislature approved a budget bill enabling, video lottery terminals at Ohio's seven horse tracks, including Scioto Downs. In connection with the issuance of the executive order, the governor announced that the Ohio Lottery will issue rules which will establish the application, licensing and contracting requirements for video lottery terminals in Ohio. Such rules are expected to limit video lottery to seven licensed horse racing facilities, establish a ten year license term and establish a maximum of 2,500 video lottery terminals at each racetrack. In addition, the rules are expected to provide that 50% of the net revenues from video lottery terminals will be retained by the State of Ohio, require a $65.0 million licensing fee per racetrack to be paid in five equal installments, with the first installment due in September 2009 and the remaining installments due prior to June 30, 2010, and require each racetrack to make expenditures of at least $80.0 million within the first five years of operation to improve and ensure adequate security at the video lottery facilities. The executive order and budget bill are subject to legal challenge, which could prevent or delay our ability to engage in slot gaming or video lottery at Scioto Downs. If the executive order and budget bill are determined to be effective to permit slot gaming and video lottery at Ohio racetracks, we intend to expand and construct a slot machine casino at Scioto Downs. We will be required to obtain financing to pay the license fee and fund the expansion and construction and there can be no assurance that such financing will be available on terms that are acceptable to us, if at all, or that we will be permitted to pay required license fees pursuant to the terms of our Amended and Restated Credit Facility.

        In addition, Penn National Gaming, Inc. and the owner of the Cleveland Cavaliers basketball team are pursuing a referendum that would permit a casino in each of Cleveland, Cincinnati, Toledo and Columbus. If the referendum is successful, a casino in Cleveland would compete with gaming operations at both Mountaineer and Presque Isle Downs and a casino in Columbus would compete with Scioto Downs. Such new competition would have a material adverse effect on our business, financial condition and results of operations. On July 17, 2009, Scioto Downs, Inc. filed a petition in the Supreme Court of Ohio disputing the validity of the petition for the referendum. On July 31, 2009, the Ohio Supreme Court rejected the petition. We estimate that we could spend up to approximately $5.0 million in the aggregate during the third and fourth quarters of 2009 opposing the referendum.

Corporate Operating Results:

        During the three months ended June 30, 2009, corporate general and administrative expenses were $2.3 million compared to $3.0 million during the same period of 2008. During the six-month periods, corporate general and administrative expenses were $3.7 million in 2009 compared to $6.5 million in 2008. Significant factors contributing to the decrease in general and administrative expenses in 2009 were:

  •
  a decrease in compensation and benefits costs of $0.3 million and $1.0 million during the three- and six-month periods of 2009, respectively;

  •
  a decrease in stock-based compensation costs of $0.4 million and $0.7 million during the three- and six-month periods of 2009, respectively;

  •
  a decrease in deferred compensation costs of $0.4 million;

  •
  a decrease in strategic development costs of $0.5 million; and

  •
  other cost containment initiatives; offset by

  •
  incremental costs associated with gaming efforts in Ohio aggregating $0.4 million.

Depreciation Expense:

        Depreciation expense decreased by $0.2 million and by $0.4 million during the three- and six-month periods of 2009, respectively, compared to 2008 primarily due to decreased depreciation for Mountaineer. Total depreciation expense was $7.3 million during the three months ended June 30, 2009 and $14.6 million during the six months ended June 30, 2009.

Loss on Disposal of Property:

        During the three months ended June 30, 2009, Mountaineer incurred a loss of $136,000 on the sale of a parcel of excess land holdings.

Interest:

        Interest expense, net of interest income, decreased by $0.4 million to $10.0 million during the three months ended June 30, 2009 compared to the same period of 2008. During the six-month periods, interest expense, net of interest income, decreased by $1.1 million to $19.4 million in 2009 compared to 2008. The decrease is attributable to:

  •
  a decrease of interest expense in the aggregate amount of $0.5 million and $1.7 million during the three- and six-month periods of 2009, respectively, related to borrowings under our credit facility (due to principal repayments) and equipment financing for Mountaineer and Presque Isle; offset by

  •
  additional interest expense of $0.6 million related to consent fees on our $125 million 9% Senior Subordinated Notes; and

  •
  increased amortization of deferred financing fees in the amount of $0.3 million.

Loss on Debt Modification:

        As a result of an amendment to our senior secured credit agreement during 2008, which modified certain aspects of the credit facility including a reduction of the borrowing commitment and term (see "Liquidity and Sources of Capital"), we were required to proportionately reduce the amount of existing deferred financing fees to reflect the reduction in borrowing capacity. In this regard, we incurred a loss on debt modification in the amount of $3.4 million during the first quarter of 2008 resulting from write-off of deferred financing fees.

Provision for Income Taxes:

        The income tax provision for continuing operations during the six months ended June 30, 2009 was computed based on an effective income tax rate of 53.4% including interest expense related to uncertain tax positions in income tax expense. During 2009, we recognized approximately $7,000 of interest expense (net of tax) related to uncertain tax positions.

        The income tax benefit for continuing operations during the six months ended June 30, 2008 was computed based on an effective income tax rate of 31.6% including interest expense related to uncertain tax positions of approximately $94,000 (net of tax).

        The effective income tax rates for 2009 and 2008 are reflective of permanent non-deductible expenses for which we are not able to recognize a tax benefit. For the three months ended June 30, 2009 and 2008, the recorded income tax provision reflects an adjustment to the effective income tax rate for the year-to-date periods due to the impact of permanent non-deductible expenses relative to the Company's pre-tax loss.

Discontinued Operations:

North Metro (d/b/a Running Aces Harness Park) Operating Results:

        In June 2004, our wholly-owned subsidiary, MTR-Harness, Inc., acquired a 50% interest in North Metro Harness Initiative, LLC (d/b/a Running Aces Harness Park), then a wholly-owned subsidiary of Southwest Casino Corporation. In early 2008, North Metro completed construction of a harness racetrack and card room on a 178.4-acre site approximately 30 miles northeast of Minneapolis, Minnesota. Running Aces commenced live racing and simulcast operations (import and export) with pari-mutuel wagering on April 11, 2008, and opened a 50-table card room offering "non-banked" games (those in which the players play only against each other instead of against the house) on June 30, 2008.

        North Metro's operations did not generate sufficient cash flow to service its indebtedness to Black Diamond Commercial Finance L.L.C. During the third and fourth quarters of 2008, we determined that there was substantial doubt as to whether we could recover our investment in North Metro. Accordingly, during the third and fourth quarters of 2008 we recorded impairment losses of $8.7 million (for which a tax benefit could not be recognized).

        On April 3, 2009, we received notification that Black Diamond was pursuing legal action seeking (i) enforcement of our payment of the $1 million guarantee of North Metro's indebtedness and certain additional costs, and (ii) foreclosure of our subsidiary's pledged equity interest in North Metro. Pursuant to a settlement agreement with Black Diamond executed on May 27, 2009, we relinquished our interest in North Metro (the value of which we had already written down to $0) and paid $1 million to satisfy our obligations under the guarantee, which is included within loss from discontinued operations in our consolidated statements of operations for the six months ended June 30, 2009. Concurrently, we entered into a Signal and Consulting Agreement with North Metro pursuant to which North Metro paid us $250,000 to provide consulting services with respect to its racing operations for a term of three years. On June 3, 2009, Black Diamond terminated the litigation with prejudice and we and Black Diamond executed mutual releases.

        During the three months ended June 30, 2009 and 2008, we recorded equity losses in North Metro of approximately $0.3 million and $2.1 million, respectively. During the six-month periods, we recorded equity losses in North Metro of approximately $1.0 million in 2009 and $2.4 million in 2008.

        The assets and liabilities of MTR-Harness, Inc. and its interest in North Metro have been reflected as assets and liabilities of discontinued operations in our consolidated balance sheets as of June 30, 2009 and December 31, 2008, and the operating results and cash flows have been reflected as discontinued operations for the three and six months ended June 30, 2009 and 2008.

Jackson Racing (d/b/a Jackson Harness Raceway):

        On December 6, 2005, our wholly-owned subsidiary, Jackson Racing, Inc., acquired a 90% interest in Jackson Trotting Association, LLC, which operated Jackson Harness Raceway in Jackson, Michigan, and offered harness racing, simulcast wagering and casual dining. Since acquisition, Jackson Trotting has generated operating losses and was projecting further operating losses. Additionally, Jackson Trotting exhausted its operating funds, including funds provided by the Company.

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

        During the three months ended June 30, 2009 and 2008, we incurred pre-tax losses on the discontinued operations of Jackson in the amounts of $0.1 million and $0.2 million, respectively. During the six-month periods, we incurred pre-tax losses of approximately $0.2 million in 2009 and $0.4 million in 2008.

        The assets and liabilities of Jackson Racing, Inc. and its interest in Jackson Trotting have been reflected as assets and liabilities of discontinued operations in our consolidated balance sheets as of June 30, 2009 and December 31, 2008, and the operating results and cash flows have been reflected as discontinued operations for the three and six months ended June 30, 2009 and 2008.

Ramada Inn and Speedway Casino:

        On June 3, 2008, our wholly-owned subsidiary, Speakeasy Gaming of Las Vegas, Inc., sold the gaming assets of the Ramada Inn and Speedway Casino to Lucky Lucy D, LLC in accordance with the terms of an Asset Purchase and Sale Agreement dated January 11, 2008. Pursuant to the terms of the agreement, Lucky Lucy paid $2.0 million in cash for the gaming assets and is obligated to pay an additional amount of up to $4.775 million subject to an earn-out provision based on the property's gross revenues over the four-year period that commenced January 11, 2008. In July 2009, Speakeasy Gaming of Las Vegas, Inc. assigned to the Company its right to any payment under the earn-out provision. Any proceeds that are received will be recorded as the amounts are realized. This sale was the second part of the transaction, the first part of which involved the sale of Speedway's real property to Ganaste LLC on January 11, 2008. A shareholder of Ganaste LLC is the sole owner of Lucky Lucy. Ganaste paid $11.4 million in cash for the real property. On January 11, 2008, we recorded a gain on the sale of the real property in the amount of $2.8 million, and on June 3, 2008, we recorded a gain on the sale of the gaming assets in the amount of $1.2 million.

        During the six months ended June 30, 2008, we earned pre-tax income on the discontinued operations of Speedway in the amount of $2.5 million (inclusive of the $2.8 million and $1.2 million gains on the sale of the real property and gaming assets, respectively).

Binion's Gambling Hall & Hotel:

        On March 7, 2008, we sold 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owned and operated Binion's Gambling Hall & Hotel, and Speakeasy Fremont Experience Operating Company in accordance with the terms of a Stock Purchase Agreement dated June 26, 2007 (as subsequently amended), executed between the Company and TLC Casino Enterprises, Inc. ("TLC"). The transaction was subject to purchase price adjustments based on changes in the net working capital, certain capital expenditures between execution and closing, and a $3.5 million working capital adjustment which remained with Binion's upon closing. On December 31, 2007, we recorded a loss of $2.0 million to adjust the carrying value of Binion's assets to the anticipated proceeds, less costs to sell; and in January 2009, we settled the post-closing purchase price adjustment. Upon completion of the sale on March 7, 2008, and resolution of the purchase price adjustment, we incurred an additional loss on disposal of $0.9 million during 2008.

        During the three months ended June 30, 2009, we incurred a pre-tax loss on the discontinued operations of Binion's in the amount of $0.2 million. During the six-month periods, we incurred pre-tax losses of approximately $0.7 million in 2009 and $2.2 million in 2008 (inclusive of the additional losses on the sale of $0.9 million).

        On June 11, 2009, we settled certain accounts due between the Company and HHLV Management Company, LLC, an affiliate of Harrah's Entertainment, Inc., by finalizing a previous agreement in principle and paid HHLV Management Company approximately $0.7 million, which represented $1.75 million of purchase price adjustment less approximately $1.1 million for other amounts HHLV Management Company owed us. This settlement resulted in a charge to discontinued operations of $420,000 during the six months ended June 30, 2009.

CASH FLOWS

        Our operating activities produced $26.4 million in cash flow during the six months ended June 30, 2009, compared to $2.9 million during the same period of 2008. Current period non-cash expenses included $14.6 million of depreciation and amortization. In 2008, operating activities included non-cash expenses of $15.0 million of depreciation and amortization and $3.4 million in write-offs of deferred financing fees resulting from modifications of long-term debt. Included in cash flows from operating activities for 2009 was $0.3 million used in discontinued operations compared to $2.7 million used in discontinued operations for 2008.

        Net cash used in investing activities was $6.4 million during the six months ended June 30, 2009, comprised primarily of capital expenditures of $7.1 million. During the six-month period of 2008, net cash provided by investing activities was $32.9 million. In 2008, we invested $5.8 million in property and equipment and generated proceeds (net of closing and other costs) from the sale of Speedway and Binion's in the amounts of $12.9 million and $28.0 million, respectively. Included in cash flows from investing activities for 2008 was $0.9 million used in discontinued operations.

        Net cash used in financing activities was $8.3 million during the six months ended June 30, 2009, compared to $40.1 million used in financing activities during the same period of 2008. Principal payments on long-term obligations aggregated $8.1 million in 2009 and $37.0 million in 2008, which included $27.6 million from the proceeds on the sale of Binion's. Included in cash flows from financing activities for 2008 was $23,000 used in discontinued operations.

LIQUIDITY AND SOURCES OF CAPITAL

        We had a working capital deficit of $218.3 million as of June 30, 2009, and our unrestricted cash balance amounted to $40.7 million. Included in working capital at June 30, 2009 is the classification as "current liabilities" of (i) $100.2 million outstanding under our existing senior secured revolving credit facility which matures on March 31, 2010, and (ii) our $130 million 9.75% Senior Unsecured Notes which matures on April 1, 2010 (pending the closing of our refinancing transactions discussed below).

        At June 30, 2009, the balances in bank accounts owned by Mountaineer's horsemen, but to which we contribute funds for racing purses, exceeded our purse payment obligations by $3.7 million. This amount is available for payment of future purse obligations at our discretion and in accordance with the terms of its agreement with the Horsemen's Benevolent & Protective Association ("HBPA"). We also earn the interest on balances in these accounts.

        On July 15, 2009, we announced several transactions by which we proposed to address the upcoming maturities of our $130 million 9.75% Senior Unsecured Notes and $100.2 million outstanding under our existing senior secured revolving credit facility. Specifically, we:

  •
  commenced a cash tender offer and consent solicitation for any and all of our outstanding $130 million 9.75% Senior Unsecured Notes;

  •
  commenced solicitation of the consents of holders of our $125 million 9% Senior Subordinated Notes due June 1, 2012, to permit proposed amendments to the indenture governing the Senior Subordinated Notes that would allow the refinancing transactions as well as permit us to incur additional indebtedness under certain circumstances; and

  •
  announced our intention to offer, in a private placement, $250 million in aggregate principal amount of senior secured notes due in 2014.

        On July 24, 2009, after receiving the required consents of the Senior Subordinated Note holders, we priced the offering of $250 million in aggregate principal amount of 12.625% Senior Secured Notes due July 15, 2014 at an issue price of 95.248% of the principal amount of the Senior Secured Notes. The offering is expected to close on or about August 12, 2009, subject to customary closing conditions. We intend to apply the net proceeds of the sale of the Senior Secured Notes, together with cash on hand of approximately $7.8 million, to:

  •
  purchase all of our outstanding $130 million 9.75% Senior Unsecured Notes due April 1, 2010 that were tendered in connection with the cash tender offer and consent solicitation and pay the accrued and unpaid interest and consent fees in connection with the tender offer and consent solicitation;

  •
  repay $100.2 million outstanding under our existing senior secured revolving credit facility plus accrued and unpaid interest; and

  •
  pay consent fees in connection with the solicitation of consents to certain amendments to the indenture governing the Senior Subordinated Notes.

        Under the terms of the offer to purchase the Senior Unsecured Notes, holders who tendered their notes prior to 5:00 p.m. on July 22, 2009, will receive $1,005 per $1,000 in principal amount validly tendered. As of July 23, 2009, the Company received tenders and consents from 100% of its $130 million Senior Unsecured Notes. Under the terms of the Senior Subordinated Notes consent solicitation, which expired on July 22, 2009, holders of approximately $124.8 million of the $125 million 9% Senior Subordinated Notes who delivered consents will receive $15 per $1,000 in principal amount of the notes.

        The $250 million 12.625% Senior Secured Notes will mature on July 15, 2014, with interest payable semi-annually on January 15 and July 15 of each year. On or after July 15, 2011, we may redeem some or all of the Senior Secured Notes at any time at redemption prices that will decrease from 106.313% for redemptions after July 15, 2011 to 103.156% after July 15, 2012 to 100% after July 15, 2013. In addition, if we experience certain change of control events (as defined in the indenture governing the Senior Secured Notes), we must offer to repurchase the notes at 101% of their principal amount, plus accrued and unpaid interest. The Senior Secured Notes will be guaranteed fully and unconditionally on a senior secured second priority basis by current subsidiaries consisting of Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc., as well as future subsidiaries other than our immaterial subsidiaries, our unrestricted subsidiaries (as defined in the indenture governing the Senior Secured Notes) and Speakeasy Gaming of Las Vegas, Inc., MTR-Harness, Inc. and Jackson Racing, Inc. The Senior Secured Notes will be secured on a second priority basis (subject to permitted prior liens including borrowings under the Amended and Restated Credit Facility discussed below) by a security interest in substantially all of the assets (other than excluded assets, including capital stock of our subsidiaries, cash and deposit accounts, certain real property, gaming licenses and certain gaming equipment that cannot be pledged pursuant to applicable law) of the Company and the guarantors.

        We expect to incur a pre-tax loss on the refinancing of approximately $3.0 million.

        Under the registration rights agreement applicable to the Senior Secured Notes, we are required to file an exchange offer registration statement within 90 days following the date of issuance of the Senior Secured Notes, to use commercially reasonable efforts to have the exchange offer registration statement declared effective within 180 days following the date of issuance of the Senior Secured Notes, and to consummate an offer to exchange the Senior Secured Notes for equivalent registered securities within 45 days of the registrations statement being declared effective. In addition, under certain circumstances, we are required to file a shelf registration statement to cover resales of the Senior Secured Notes. The Securities and Exchange Commission has broad discretion to determine whether any registered exchange offer or shelf registration statement will be declared effective and may delay or deny the effectiveness of any such registration statement filed by us for a variety of reasons. We will be required to pay liquidated damages on the Senior Secured Notes if we fail to comply with certain requirements in connection with the exchange offer registration statement and, if applicable, a shelf registration statement. Failure to have any registration statement declared effective by the Securities and Exchange Commission could adversely affect the liquidity and value of the Senior Secured Notes.

        On July 24, 2009, we executed the Limited Consent and Fifth Amendment to Fifth Amended and Restated Credit Agreement (the "Fifth Amendment"), dated as of July 15, 2009. The Fifth Amendment will become effective, and its provisions implemented, only upon the fulfillment of certain conditions, which include conditions related to our refinancing of the Senior Unsecured Notes and voluntary prepayment of all amounts currently outstanding under the existing senior secured revolving credit facility as well as customary closing conditions, as described in this report and as set forth therein. The Fifth Amendment, if it becomes effective, will amend the existing credit facility to provide for $20.0 million of revolving borrowing capacity (the "Amended and Restated Credit Facility"). Commitments under the Amended and Restated Credit Facility will reduce by $2.75 million in September 2009 and an additional $5.5 million in December 2009. In addition, the Amended and Restated Credit Facility, if it becomes effective, will require us to permanently repay amounts outstanding, and reduce the commitment thereunder, with the proceeds from certain asset sales and insurance from events of loss, the incurrence of debt or sales of capital stock. The maturity date of the Amended and Restated Credit Facility will be March 31, 2010. Borrowings under the Amended and Restated Credit Facility will bear interest at a margin of 5.0% above the base rate (i.e. prime), or 6.0% above the LIBOR rate, subject to specified floors on LIBOR and the base rate, as provided by the Amended and Restated Credit Facility. Unless and until the Fifth Amendment becomes effective, the terms and conditions of the existing senior secured revolving credit facility will remain in effect.

        The Amended and Restated Credit Facility includes certain financial and other covenants set forth therein. The Amended and Restated Credit Facility contains an interest coverage ratio of 1.50 to 1.00, a secured leverage ratio of 4.00 to 1.00 to September 30, 2009, and 3.75 to 1.00 from October 1, 2009, and a priority senior secured leverage ratio of 0.50 to 1.00. Each such ratio will be tested on a quarterly basis. The Amended and Restated Credit Facility also includes restrictions on our ability to make capital expenditures; changes in the nature of our businesses; sale of all or a substantial or material portions of our assets; mergers, acquisitions, consolidations, reorganizations and recapitalizations; investments; additional indebtedness; guarantees; leases; dividends and distributions; liens; debt repayments; sale-leasebacks; lease expenditures; and transactions with affiliates. A payment default or an acceleration of indebtedness in excess of $10.0 million as a result of an event of default under the Amended and Restated Credit Facility would give rise to an event of default under the indenture governing the notes which would entitle the holders of the notes to exercise the remedies provided in the indenture, subject to the restrictions set forth in the inter-creditor agreement between the Company, note holders and banks participating in the Amended and Restate Credit Facility.

        The Amended and Restated Credit Facility, if it becomes effective, will permit us to pay $13.0 million to the State of Ohio in September 2009 in connection with licensing requirements for video lottery terminals at Scioto Downs.

        Following the consummation of the refinancing transactions, we expect that we will fund our liquidity needs with cash from operations and borrowings under our $20.0 million revolving Amended and Restated Credit Facility. However, as stated previously, the borrowing capacity under the Amended and Restated Credit Facility will be reduced by $2.75 million in September 2009 and $5.5 million in December 2009, and will mature on March 31, 2010. We cannot assure you that we will be able to obtain a replacement revolving credit facility on terms that are acceptable to us, or at all. If we are unable to enter into a replacement credit facility and are unable to generate sufficient cash flow in the future, we may be unable to fund our operations, satisfy our debt obligations or timely make payments toward the fee for a video lottery license at Scioto Downs, which could have a material adverse effect on our liquidity position, business, financial condition and results of operations.

        The Amended and Restated Credit Facility, as well as the existing credit facility, contains customary affirmative and negative covenants that include the requirement that we satisfy, on a consolidated basis, specified quarterly financial tests. We maintained compliance with these covenants as of June 30, 2009. Although we anticipate that we will maintain compliance with these covenants for each of the remaining quarters in the year ending December 31, 2009, failure to meet these financial tests could result in a demand for the acceleration of repayment of amounts outstanding under the credit facility and would have a material adverse effect on our financial position and could raise substantial doubts as to our ability to continue as a going concern.

        Unless and until the Fifth Amendment becomes effective, the amount that may be borrowed under the credit agreement is subject to a debt incurrence test provided by the indentures governing our Senior Unsecured Notes and Senior Subordinated Notes. Commencing in the second quarter of 2008 and until the Senior Subordinated Notes are no longer outstanding, we are required to pay consent fees of $5.00 per $1,000 of principal to the holders of our Senior Subordinated Notes if we do not satisfy certain quarterly financial ratios. We have not met these ratios and therefore recorded additional expense of $625,000 and $1,250,000 for the three and six months ended June 30, 2009, respectively. We also anticipate that we will have to pay these fees throughout 2009.

        Unless and until the Fifth Amendment becomes effective, our borrowing capacity under the existing senior secured revolving credit facility is limited to a total of $0.3 million, subject to further mandatory scheduled commitment reductions of 2.5% of the aggregate commitment for the quarter ending September 30, 2009 and 5% for the quarter ending December 31, 2009.

        Obligations under the credit agreement are guaranteed by each of our operating subsidiaries. Borrowings under the credit agreement and the subsidiary guarantees are secured by substantially all of our assets and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees.

        The credit agreement, as amended and prior to the refinancing transaction as discussed previously, requires us to refinance our Senior Unsecured Notes January 2, 2010 on terms and conditions acceptable to our senior secured lenders. Currently, our $130 million 9.75% Senior Unsecured Notes mature on April 1, 2010. If the refinancing transaction is not consummated and the Senior Unsecured Notes are not refinanced prior January 2, 2010, the maturity date of the amounts outstanding under our credit facility will be accelerated to January 2, 2010. In any event, our credit agreement expires March 31, 2010.

        At June 30, 2009 and December 31, 2008, borrowings of $100.2 million and $101.9 million, respectively, and letters of credit for approximately $1.2 million and $1.5 million, respectively, were outstanding under the credit facility. On March 7, 2008, we utilized $27.6 million of the proceeds from the sale of Binion's to reduce amounts outstanding under the credit facility.

        Amounts outstanding under the credit facility and the Senior Unsecured Notes have been classified as "current liabilities" for financial reporting purposes at June 30, 2009, pending the closing of the refinancing transactions, for which the use of proceeds includes repayment of these current liabilities. If we are unable to consummate the refinancing transaction, or otherwise demonstrate our ability to refinance our Senior Unsecured Notes and amounts outstanding under our credit facility, it would affect our independent auditors' assessment of our ability to continue as a going concern. A going concern emphasis in the audit opinion could cause our senior secured lenders to declare a default and accelerate the debt, which in turn, would constitute an event of default under the indentures governing our senior unsecured notes and senior subordinated notes. See "Item 1A. Risk Factors—Risks Related to Our Capital Structure" which is included in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as other recent filings with the Securities and Exchange Commission.

        The following contractual cash obligations have been revised from those which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 to reflect classification of amounts outstanding under the credit facility and the Senior Unsecured Notes as current liabilities (see Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital in the Annual Report on Form 10-K for the year ended December 31, 2008). During the six months ended June 30, 2009, we had not entered into any material contractual cash obligations.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(unaudited, in millions)
Contractual cash obligations:
Long-term debt and capital lease obligations	$369.7	$241.9	$127.3	$0.5	$—

Total	$369.7	$241.9	$127.3	$0.5	$—

Capital Expenditures:

        During the six months ended June 30, 2009, additions to property and equipment and other capital projects for continuing operations aggregated $7.1 million. Expenditures included approximately $4.1 million related to upgrading slot machine and related gaming equipment at Mountaineer and $1.7 million related on-going construction projects (including $1.3 million related to the construction of grooms' quarters at Presque Isle Downs). We anticipate spending up to a total of approximately $16.7 million during 2009 on capital expenditures. At June 30, 2009, approximately $4.4 million of liabilities is outstanding relating to construction, equipment and development. We anticipate that this amount and our capital requirements for 2009, will be financed with cash on hand, cash flow from operations, proceeds from the sale of non-core assets and excess land holdings, and, to the extent necessary, availability under our credit facility (which is approximately $0.3 million as of June 30, 2009 after consideration of outstanding letters of credit of $1.2 million, subject to mandatory scheduled commitment reductions).

Commitments and Contingencies:

        Bonding levels have been determined for each of the racetracks licensed to operate table games in West Virginia. The bonding level for Mountaineer Casino for the period July 1, 2009 to June 30, 2010 is $500,000. This bonding requirement is in addition to the $800,000 bonding requirement for the benefit of the West Virginia Lottery Commission to operate slot machines. The new bond or irrevocable letter of credit amount must be submitted to the West Virginia Lottery Commission by August 14, 2009.

        On July 13, 2009, the governor of Ohio signed an executive order directing the Ohio Lottery to take action to implement, and the Ohio legislature approved a budget bill enabling, video lottery terminals at Ohio's seven horse tracks, including Scioto Downs. In connection with the issuance of the executive order, the governor announced that the Ohio Lottery will issue rules which will establish the application, licensing and contracting requirements for video lottery terminals in Ohio. Such rules are expected to limit video lottery to seven licensed horse racing facilities, establish a ten year license term and establish a maximum of 2,500 video lottery terminals at each racetrack. In addition, the rules are expected to provide that 50% of the net revenues from video lottery terminals will be retained by the State of Ohio, require a $65.0 million licensing fee per racetrack to be paid in five equal installments, with the first installment due in September 2009 and the remaining installments due prior to June 30, 2010, and require each racetrack to make expenditures of at least $80.0 million within the first five years of operation to improve and ensure adequate security at the video lottery facilities. The executive order and budget bill are subject to legal challenge, which could prevent or delay our ability to engage in slot gaming or video lottery at Scioto Downs. If the executive order and budget bill are determined to be effective to permit slot gaming and video lottery at Ohio racetracks, we intend to expand and construct a slot machine casino at Scioto Downs. We will be required to obtain financing to pay the license fee and fund the expansion and construction and there can be no assurance that such financing will be available on terms that are acceptable to us, if at all, or that we will be permitted to pay required license fees pursuant to the terms of our Amended and Restated Credit Facility.

        In addition, Penn National Gaming, Inc. and the owner of the Cleveland Cavaliers basketball team are pursuing a referendum that would permit a casino in each of Cleveland, Cincinnati, Toledo and Columbus. If the referendum is successful, a casino in Cleveland would compete with gaming operations at both Mountaineer and Presque Isle Downs and a casino in Columbus would compete with Scioto Downs. Such new competition would have a material adverse effect on our business, financial condition and results of operations. On July 17, 2009, Scioto Downs, Inc. filed a petition in the Supreme Court of Ohio disputing the validity of the petition for the referendum. On July 31, 2009, the Ohio Supreme Court rejected the petition. We estimate that we could spend up to approximately $5.0 million in the aggregate during the third and fourth quarters of 2009 opposing the referendum.

        On May 27, 2009, we entered into a settlement agreement with Black Diamond Commercial Finance L.L.C., which is the primary lender for North Metro Harness Initiative, LLC which operates Running Aces Harness Park in Anoka County, Minnesota. Black Diamond had pursued legal action to enforce our payment of the $1 million guarantee of North Metro's indebtedness and foreclose on our subsidiary's pledged 50% equity interest in North Metro. Pursuant to the settlement agreement with Black Diamond, we relinquished our interest in North Metro (the value of which we had already written down to $0) and paid $1 million to satisfy our obligations under the payment guaranty. Concurrently, we entered into a Signal and Consulting Agreement with North Metro pursuant to which North Metro paid us $250,000 to provide consulting services with respect to its racing operations for a term of three years. On June 3, 2009, Black Diamond terminated the litigation with prejudice and we and Black Diamond executed mutual releases.

        Jackson Harness Raceway is located on property leased from Jackson County, Michigan on the Jackson County Fairgrounds through December 31, 2012. Rent included certain base amounts, subject to annual increases, as well as percentages of live and simulcasting pari-mutuel wagering handle. The minimum combined live and simulcast rental was $85,000. We were also required to make certain capital expenditures during the course of the lease. On July 21, 2009, we entered into a Termination, Release and Settlement Agreement with the County of Jackson, Michigan whereby (i) Jackson Trotting and Jackson County terminated the fairgrounds lease, (ii) Jackson Trotting was released from all obligations under the lease, (iii) Jackson Trotting surrendered title of all owned property to Jackson County, and (iv) Jackson Trotting paid a settlement of $20,000 to Jackson County for consideration of the release. The amount of the reduction of the lease contractual obligation resulting from the

Termination, Release and Settlement Agreement with the County of Jackson, Michigan approximated the value of property surrendered to Jackson County, or otherwise considered non-recoverable.

        In connection with our original acquisition of Binion's on March 11, 2004, we obtained title to the property and equipment subject to increase by $5.0 million if, at the termination of a Joint Operating License Agreement with HHLV Management Company, LLC, an affiliate of Harrah's Entertainment, Inc., certain operational milestones were achieved. Harrah's claimed it had met the milestones, however we disputed such claim. During the first quarter of 2009, the parties agreed in principle to settle the accounts due between the parties resulting in an adjustment to previously recorded amounts and a charge to discontinued operations of approximately $0.4 million. On June 11, 2009, we settled this dispute by finalizing the previous agreement in principle and paid HHLV Management Company approximately $0.7 million, which represented $1.75 million of purchase price adjustment less approximately $1.1 million for other amounts HHLV Management Company owed us.

        Also in connection with our original acquisition of Binion's, we provided limited guarantees, which reduce each month as rental payments are made on certain land leases, some of which expired in March 2008 and March 2009, and two of which remain in effect. The two remaining guarantees (totaling approximately $1.2 million) expire in March 2010. In connection with the January 2009 settlement of the post-closing purchase price adjustment with TLC Casino Enterprises, Inc. ("TLC"), we paid TLC the total amount due of approximately $1.5 million, which was deposited into an escrow account that was utilized to pay a portion of these land lease obligations that have been guaranteed by the Company. The balance of the escrow account was approximately $0.1 million at June 30, 2009, which was expended in July 2009.

        On July 8, 2009, we received a notification from one of the landlords that TLC had failed to pay $26,000 in rent that was due July 1, 2009, and on July 13, 2009, we received the landlord's demand that we make the payment pursuant to our guarantee. We paid the amount demanded, thus curing the event of default. However, we have been advised that TLC has also failed to pay the $125,000 rental payment which was due on August 3, 2009. We have demanded reimbursement from TLC and have commenced legal action for indemnification pursuant to the Stock Purchase Agreement. On July 14, 2009, we received a notification from the second landlord that TLC had failed to pay $3,900 in rent that was also due July 1, 2009. The second notification did not demand payment on the defaulted amount of $3,900.

        In connection with planned infrastructure improvements at Presque Isle Downs & Casino, we were required to establish an escrow deposit in 2006 for the benefit of the Pennsylvania Department of Transportation of approximately $5.0 million. Approximately $4.0 million was returned to us through 2008. At June 30, 2009, the deposit amounted to approximately $1.0 million, which will be fully returned to us by November 2009.

        Upon commencement of slot operations at Presque Isle Downs & Casino, the Pennsylvania Gaming Control Board (the "PGCB") advised Presque Isle Downs that it would receive a one time assessment of $0.8 million required of each slot machine licensee after commencement of gaming operations. These funds are a prepayment toward the total borrowings of the PGCB, Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the borrowers"), required to fund the costs incurred as a result of gaming operations. Once all of Pennsylvania's fourteen slot machine licensees are operational, the Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of the total borrowings incurred by the borrowers, as a result of gaming operations. The amount to be assessed to Presque Isle Downs is unknown at this time but is likely to exceed the $0.8 million that was previously advanced. In January 2008, we entered into an agreement, as subsequently amended, to sell three acres associated with an off-track wagering facility in Erie, Pennsylvania that we purchased in 2007. Through June 30, 2009, we received an aggregate of $650,000 in non-refundable deposits from the purchaser. Under the provisions of the sale agreement, the transaction is expected to close no later than December 31, 2009.

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

        In October 2004, we acquired 229 acres of real property, known as the International Paper site, as an alternative site to build Presque Isle Downs. In October 2005, we sold all but approximately 24 acres of this site for $4.0 million to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is managed by the municipality (the "GEIDC"). Although the sales agreement was subject to, among other things, our affirmative release (by International Paper Company and the Pennsylvania Department of Environmental Protection (the "PaDEP") from our obligations under the consent order (as discussed below), we waived this closing condition.

        In connection with our acquisition of the International Paper site, we entered into a consent order and decree (the "Consent Order") with the PaDep and International Paper insulating the company from liability for certain pre-existing contamination, subject to compliance with the Consent Order, which included a proposed environmental remediation plan for the site, which was tied specifically to the use of the property as a racetrack. The proposed environmental remediation plan in the Consent Order was based upon a "baseline environmental report" and management estimated that such remediation would be subsumed within the cost of developing the property as a racetrack. The racetrack was never developed. The GEIDC assumed primary responsibility for the remediation obligations under the Consent Order relating to the property they acquired (approximately 205 acres). The GEIDC has agreed to indemnify us for the breach of its obligations under the Consent Order. However, we have been advised by the PaDEP that we have not been released from liability and responsibility under the Consent Order. The GEIDC has begun the necessary remediation activities. A revised estimate of the remaining remediation costs cannot be determined at this time. We also purchased an Environmental Risk Insurance Policy in the amount of $10 million expiring in 2014 with respect to the property.

        The GEIDC has claimed that Presque Isle Downs is obligated to supply approximately 50,500 cubic yards of "clean fill dirt" for the parcel of land of the International Paper site that was previously sold to the GEIDC. Presque Isle Downs has taken the position that it has no such obligation because (i) any such requirement contained in the sales agreement was merged into the deed delivered at the time of the sale; and (ii) the GEIDC had expressly waived this requirement.

        As disclosed in the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2008, we previously had a deferred compensation agreement with Edson R. Arneault, our former president and chief executive officer. The agreement provided that if Mr. Arneault's employment is terminated other than for cause or good reason, as defined, or if his employment agreement expires, we will pay the premiums for insurance policies underlying the deferred compensation agreement until Mr. Arneault reaches the age of sixty-five (65). Pursuant to the terms of this agreement, we previously purchased a split-dollar life insurance policy on Mr. Arneault's life (face amount of $4.7 million and annual premium of $150,000). The Company is the owner and beneficiary of the policy. As a result of an amendment to the deferred compensation agreement dated May 4, 2005, and Mr. Arneault's departure from the Company on October 31, 2008 prior to reaching the age of sixty-five (65), we believe we have no liability to Mr. Arneault under the aforementioned agreement based on current analyses. However, on July 24, 2009, we received written notification from counsel to Mr. Arneault alleging that Mr. Arneault is entitled to benefits under the agreement. The Company maintains that the disclosure related to Mr. Arneault's deferred compensation agreement is accurate.

        We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in greater detail in "Part II, Item 1. Legal Proceedings".

        New competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business" in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as other recent filings with the Securities and Exchange Commission, for a description of certain circumstances that may affect our sources of liquidity.

        Our level of indebtedness and our working capital present other risks to investors, including the possibility that we may be unable to generate cash sufficient to pay the principal of and interest on our indebtedness when due; and that we may not be able to meet tests and covenants of such debt agreements and achieve satisfactory resolution of such non-compliance with the lenders. In such an event, the holders of our indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and proceed against any collateral securing such indebtedness. These actions could limit our ability to borrow additional funds and would likely have a material adverse effect on our business and results of operations. Additionally, changes in the regulatory environment or restriction on or prohibition of our gaming or racing operations, whether arising out of legislation or litigation, could have a material adverse effect on our liquidity. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business" in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as other recent filings with the Securities and Exchange Commission, for a description of certain circumstances that may affect our sources of liquidity.

        We also cannot assure you that estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds and increased difficulties with respect to our ability to raise such funds. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business" in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as other recent filings with the Securities and Exchange Commission, for a description of certain circumstances that may affect our sources of liquidity.

        Subject to our ability to consummate the previously discussed refinancing, management believes that our cash balances, cash flow from operations, proceeds from the sale of non-core assets and availability under our credit facility (approximately $0.3 million as of July 31, 2009, subject to mandatory scheduled commitment reductions) will be sufficient to cover any capital required to fund maturing debt obligations and any other contemplated capital expenditures and short-term funding requirements for the next twelve months, with the exception of amounts required for the licensing and construction of a video lottery facility at Scioto Downs if permitted by law. The conditions applicable to slot gaming at Ohio racetracks are expected to require the payment of a $65 million license fee, an investment of $80 million in the gaming facilities over a five year period and that the State of Ohio retain 50% of the revenues from video lottery terminals. We may also be required to share a portion of our revenues with horse owners and trainers at Scioto Downs. We will require additional financing to, among other things, pay required license fees beginning in September 2009 and fund the expansion and improvement of the Scioto Downs facilities to comply with licensing requirements and accommodate video lottery gaming. In the event our refinancing transactions are successful, the indenture governing the new Senior Secured Notes, the indenture governing the Senior Subordinated Notes and the Amended and Restated Credit Facility will limit our ability to incur additional indebtedness and pay the required license fees. We would be required to seek the consent of the lenders under our Amended and Restated Credit Facility to incur the indebtedness necessary to fund our cash needs in connection with commencing slot gaming at Scioto Downs and to sell equity securities without repaying amounts outstanding under the Amended and Restated Credit Facility. We cannot assure you that such lenders would grant the necessary consents. While the indentures for the new Senior Secured Notes and the Senior Subordinated Notes, as amended pursuant to the consent solicitation, will allow us to incur indebtedness to fund development of future gaming operations, like slot gaming at Scioto Downs, we will be required to obtain equity financing in the amount of at least 40% of the total financed costs. We cannot assure you that we will be able to obtain the necessary debt or equity financing on terms that are acceptable to us, or at all.

Outstanding Options:

        As of August 10, 2009, there were outstanding options to purchase 1,343,500 shares of our common stock. If all such stock options were exercised, we would receive proceeds of approximately $9.9 million. We utilize the treasury stock method in determining the dilutive effect of outstanding stock options. Our basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences. Options to purchase 1,343,500 shares and 1,385,800 shares of common stock were outstanding for the six months ended June 30, 2009 and 2008, respectively, but were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive.

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

        Depending upon the amounts outstanding under our Fifth Amended and Restated Credit Agreement, as amended, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $1,002,000.

        At June 30, 2009, the fair value of our senior secured revolving credit facility and other long-term debt approximates the carrying value, except for our $130 million senior unsecured notes and $125 million senior subordinated notes for which the fair value was determined based upon market quotes. The aggregate fair value of the senior unsecured notes and senior subordinated notes was $202.3 million at June 30, 2009.

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

ITEM 1A.    RISK FACTORS

        See Current Report on Form 8-K filed July 16, 2009 (specifically, paragraph (ix) "Additional and Revised Risk Factors Disclosure"), which is incorporated herein by reference.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        Not Applicable.

ITEM 5.    OTHER INFORMATION

        Not Applicable.

ITEM 6.    EXHIBITS

Exhibits	Item Title
4.1	Supplemental Indenture dated as of July 22, 2009, by and between the Registrant, certain of its wholly-owned subsidiaries (as guarantors) and Wilmington Trust Company further supplementing the Indenture dated as of March 25, 2003 (incorporated by reference to our report on Form 8-K filed July 27, 2009).
4.2
Supplemental Indenture dated as of July 22, 2009, by and between the Registrant, certain of its wholly-owned subsidiaries (as guarantors) and Wilmington Trust Company further supplementing the Indenture dated as of May 25, 2006 (incorporated by reference to our report on Form 8-K filed July 27, 2009).
10.1	Employment Agreement dated May 1, 2009, by and between the Registrant and Robert Norton (filed herewith).
10.2
Fifth Amendment to Fifth Amended and Restated Credit Agreement dated as of July 15, 2009, by and among the Registrant, Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), the Requisite Lenders (as defined in such Amendment) and Wells Fargo Bank, National Association (incorporated by reference to our report on Form 8-K filed July 27, 2009).
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

Date: August 10, 2009	MTR GAMING GROUP, INC.
	By:	/s/ ROBERT F. GRIFFIN Robert F. Griffin PRESIDENT AND CHIEF EXECUTIVE OFFICER
	By:	/s/ DAVID R. HUGHES David R. Hughes CORPORATE EXECUTIVE VICE-PRESIDENT AND CHIEF FINANCIAL OFFICER

Exhibit Index

Exhibit No.	Item Title
4.1	Supplemental Indenture dated as of July 22, 2009, by and between the Registrant, certain of its wholly-owned subsidiaries (as guarantors) and Wilmington Trust Company further supplementing the Indenture dated as of March 25, 2003 (incorporated by reference to our report on Form 8-K filed July 27, 2009).
4.2
Supplemental Indenture dated as of July 22, 2009, by and between the Registrant, certain of its wholly-owned subsidiaries (as guarantors) and Wilmington Trust Company further supplementing the Indenture dated as of May 25, 2006 (incorporated by reference to our report on Form 8-K filed July 27, 2009).
10.1	Employment Agreement dated May 1, 2009, by and between the Registrant and Robert Norton (filed herewith).
10.2
Fifth Amendment to Fifth Amended and Restated Credit Agreement dated as of July 15, 2009, by and among the Registrant, Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), the Requisite Lenders (as defined in such Amendment) and Wells Fargo Bank, National Association (incorporated by reference to our report on Form 8-K filed July 27, 2009).
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