Form 10-Q
period 2009-09-30
MTR GAMING GROUP INC
filed 2009-11-09
CIK 834162

Use these links to rapidly review the document
MTR GAMING GROUP, INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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

COMMON STOCK, $.00001 PAR VALUE
Class
27,475,260
Outstanding at November 9, 2009

MTR GAMING GROUP, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	SEPTEMBER 30 2009	DECEMBER 31 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,895	$29,011
Restricted cash	373	929
Accounts receivable, net of allowance for doubtful accounts of $302 in 2009 and $125 in 2008	3,713	7,717
Accounts receivable—West Virginia Lottery Commission	1,210	—
Inventories	3,929	4,445
Deferred financing costs	4,027	4,444
Prepaid income taxes	1,702	7,059
Deferred income taxes	346	1,397
Prepaid expenses and other current assets	5,578	4,528
Assets held for deferred compensation	—	11,529
Assets of discontinued operations	—	36

Total current assets	56,773	71,095
Property and equipment, net	356,054	367,769
Goodwill	1,985	1,985
Other intangibles	68,923	68,819
Deferred financing costs, net of current portion	11,036	2,499
Deposits and other	14,638	14,815
Assets of discontinued operations	234	728

Total assets	$509,643	$527,710

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,953	$6,869
Accounts payable—gaming taxes and assessments	4,549	6,848
Accrued payroll and payroll taxes	3,433	3,220
Accrued interest	8,693	4,932
Other accrued liabilities	11,404	14,486
Construction project and equipment liabilities	2,852	1,048
Deferred compensation	—	11,547
Current portion of long-term debt and capital lease obligations	8,685	20,498
Liabilities of discontinued operations	414	1,240

Total current liabilities	44,983	70,688
Long-term debt and capital lease obligations, net of current portion	365,628	357,112
Long-term deferred compensation	339	663
Deferred income taxes	1,324	3,644

Total liabilities	412,274	432,107

Shareholders' equity:
Common stock	—	—
Additional paid-in capital	61,859	61,774
Retained earnings	35,694	34,013
Accumulated other comprehensive loss	(386)	(386)

Total shareholders' equity of MTR Gaming Group, Inc.	97,167	95,401
Non-controlling interest of discontinued operations	202	202

Total shareholders' equity	97,369	95,603

Total liabilities and shareholders' equity	$509,643	$527,710

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2009	2008	2009	2008
Revenues:
Gaming	$106,408	$114,135	$315,904	$327,737
Pari-mutuel commissions	4,574	5,151	10,665	11,900
Food, beverage and lodging	9,181	10,648	25,284	28,610
Other	2,285	2,995	6,550	7,343

Total revenues	122,448	132,929	358,403	375,590
Less promotional allowances	(2,970)	(2,145)	(8,093)	(6,076)

Net revenues	119,478	130,784	350,310	369,514

Operating expenses:
Expenses of operating departments:
Gaming	66,078	71,427	197,459	207,717
Pari-mutuel commissions	4,160	4,672	10,280	11,498
Food, beverage and lodging	6,323	7,942	18,210	22,666
Other	1,698	2,612	4,894	6,888
Marketing and promotions	5,689	4,322	16,637	12,423
General and administrative	18,291	17,156	46,223	51,301
Depreciation	7,443	7,396	22,031	22,394
Loss on disposal of property	31	1	169	1

Total operating expenses	109,713	115,528	315,903	334,888

Operating income	9,765	15,256	34,407	34,626
Other income (expense):
Other	(39)	—	(39)	—
Interest income	9	53	448	196
Interest expense	(11,849)	(10,216)	(31,729)	(30,891)
Loss on debt modification and extinguishment	(2,773)	—	(2,773)	(3,356)

(Loss) income from continuing operations before income taxes	(4,887)	5,093	314	575
Benefit (provision) for income taxes	2,779	(1,622)	(3)	(261)

(Loss) income from continuing operations	(2,108)	3,471	311	314

Discontinued operations:
Loss from discontinued operations before income taxes and non-controlling interest	(292)	(12,567)	(2,294)	(15,143)
Benefit for income taxes	2,983	841	3,664	1,625

Income (loss) from discontinued operations before non-controlling interest	2,691	(11,726)	1,370	(13,518)
Non-controlling interest	(6)	15	—	30

Income (loss) from discontinued operations	2,685	(11,711)	1,370	(13,488)

Net income (loss)	$577	$(8,240)	$1,681	$(13,174)

Net income (loss) per share—basic:
(Loss) income from continuing operations	$(0.08)	$0.13	$0.01	$0.01
Income (loss) from discontinued operations	0.10	(0.43)	0.05	(0.49)

Net income (loss)	$0.02	$(0.30)	$0.06	$(0.48)

Net income (loss) per share—diluted:
(Loss) income from continuing operations	$(0.08)	$0.13	$0.01	$0.01
Income (loss) from discontinued operations	0.10	(0.43)	0.05	(0.49)

Net income (loss)	$0.02	$(0.30)	$0.06	$(0.48)

Weighted average number of shares outstanding:
Basic	27,475,260	27,475,260	27,475,260	27,475,260

Diluted	27,475,260	27,475,260	27,475,260	27,475,260

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30
	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,681	$(13,174)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	22,031	22,394
Amortization of deferred financing fees	3,747	3,142
Loss on debt modification and extinguishment	2,773	3,356
Bad debt expense	279	22
Stock-based compensation expense	85	1,193
Deferred income taxes	(1,269)	(45)
(Decrease) increase in long-term deferred compensation	(20)	803
Loss on disposal of property	169	1
Change in operating assets and liabilities:
Accounts receivable	2,515	1,629
Prepaid income taxes	5,357	(1,100)
Other current assets	10,995	(360)
Accounts payable	(1,916)	(806)
Accrued liabilities	(11,454)	(571)

Net cash provided by continuing operating activities	34,973	16,484
Net cash (used in) provided by discontinued operating activities	(296)	9,609

Net cash provided by operating activities	34,677	26,093

Cash flows from investing activities:
Decrease (increase) in restricted cash	556	(47)
Decrease (increase) in deposits and other	73	(578)
Proceeds from the sale of the Ramada Inn and Speedway Casino	—	28,049
Proceeds from the sale of Binion's Gambling Hall & Hotel	—	12,870
Proceeds from disposal of other property	182	—
Capital expenditures	(10,667)	(9,637)

Net cash (used in) provided by continuing investing activities	(9,856)	30,657
Net cash used in discontinued investing activities	—	(882)

Net cash (used in) provided by investing activities	(9,856)	29,775

Cash flows from financing activities:
Proceeds from issuance of Senior Secured Notes	238,120	—
Repurchase of Senior Unsecured Notes	(130,650)	—
Repayment of senior secured revolving credit facility	(101,949)	—
Principal payments on other long-term debt and capital lease obligations	(10,047)	(50,017)
Financing cost paid	(13,411)	(3,026)

Net cash used in continuing financing activities	(17,937)	(53,043)
Net cash used in discontinued financing activities	—	(23)

Net cash used in financing activities	(17,937)	(53,066)

Net increase in cash and cash equivalents	6,884	2,802
Cash and cash equivalents, beginning of year	29,011	31,045

Cash and cash equivalents, end of year	$35,895	$33,847

Cash paid during the year for:
Interest paid	$24,221	$25,523

Income taxes refunded	$(7,752)	$(47)

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of MTR Gaming Group, Inc. and Subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

        Through May 27, 2009, our wholly-owned subsidiary, MTR-Harness, Inc., owned a 50% interest in North Metro Harness Initiative, LLC ("North Metro"), which operates Running Aces Harness Park in Anoka County, Minnesota. As discussed in Note 3, we relinquished our interest in North Metro to North Metro's lender pursuant to a settlement agreement with North Metro's lender executed on May 27, 2009. Reclassifications have been made to the prior period presentation to reflect the assets, liabilities, operating results and cash flows of MTR-Harness, Inc. and its interest in North Metro as discontinued operations.

        Through our wholly-owned subsidiary, Jackson Racing, Inc., we own a 90% interest in Jackson Trotting Association LLC ("Jackson Trotting"), which operated Jackson Harness Raceway in Jackson, Michigan. On December 4, 2008, Jackson Trotting ceased the racing and simulcast wagering operations at Jackson Harness Raceway and surrendered its racing license to the Michigan Racing Commission. Reclassifications have been made to the prior period presentation to reflect the assets, liabilities, operating results and cash flows of Jackson Racing, Inc. and its interest in Jackson Trotting as discontinued operations. See Note 4.

        Through March 7, 2008 and June 3, 2008, we owned and operated Binion's Gambling Hall & Hotel ("Binion's") in Las Vegas, Nevada, and the Ramada Inn and Speedway Casino ("Speedway") in North Las Vegas, Nevada, respectively. As discussed in Note 5, we sold Binion's on March 7, 2008, pursuant to a Stock Purchase Agreement executed between the Company and TLC Casino Enterprises, Inc., and on June 3, 2008, we completed the sale of the Speedway pursuant to the terms of an Asset Purchase and Sale Agreement executed between the Company and Lucky Lucy D, LLC.

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

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS

Pronouncements Implemented

        In June 2009, the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification™ (the "Codification") became the single source of authoritative US GAAP, other than guidance that is issued by the Securities and Exchange Commission. The Codification did not create any new GAAP standards but incorporated existing accounting and reporting standards into a new topical structure with a new referencing system to identify authoritative accounting standards, replacing the prior references to Statement of Financial Accounting Standards ("SFAS"), Emerging Issues Task Force ("EITF"), FASB Staff Position ("FSP"), etc. Authoritative standards included in the Codification are designated by their Accounting Standards Codification ("ASC") topical reference, and new standards will be designated as Accounting Standards Updates ("ASU"), with a year and assigned sequence number. We began using the new referencing system in the third quarter of 2009 and references to prior standards have been updated. The adoption of the ASC did not have any impact on our consolidated financial statements.

        ASC 820, Fair Value Measurements and Disclosures (formerly SFAS No. 157), provides guidance for measuring the fair value of assets and liabilities and requires expanded disclosures about fair value measurements. ASC 820 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability and provides additional guidelines to consider in determining the market-based measurement. In February 2008, the FASB issued an accounting standard that delayed the effective date of fair measurement accounting for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at least annually, until January 1, 2009. We adopted ASC 820 on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities. The impact from the adoption of ASC 820 is reflected in our consolidated financial statements.

        ASC 820 requires fair value measurement be classified and disclosed in one of the following categories:

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

        The carrying value of our senior secured revolving credit facility at September 30, 2009 and December 31, 2008 approximates fair value based on prevailing interest rates. The fair value of our

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

$250 million 12.625% Senior Secured Notes (issued on August 12, 2009) was $243.8 million at September 30, 2009, and the fair value of our $130 million 9.75% Senior Unsecured Notes (repurchased on August 12, 2009) was $97.0 million at December 31, 2008. The fair value of our $125 million 9% Senior Subordinated Notes was $94.7 million at September 30, 2009 and $69.5 million at December 31, 2008. The fair value is determined based on Level 2 inputs including quoted market prices, bond terms and conditions.

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

        Effective January 1, 2009, we adopted an accounting standard that established accounting and reporting standards for entities that have equity investments that are not attributable directly to the parent, called non-controlling interests, as codified in ASC 810 Consolidation (formerly SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51). Specifically, ASC 810 states where and how to report non-controlling interests in the consolidated statements of financial position and operations, how to account for changes in non-controlling interests, and provides disclosure requirements. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.

        In accordance with a new accounting standard for subsequent events, as codified in ASC 855 (formerly SFAS No. 165, Subsequent Events), we have evaluated and appropriately disclosed all subsequent events through November 9, 2009, the date the unaudited consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 were filed with the Securities and Exchange Commission.

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

equity interest in North Metro was pledged to Black Diamond as collateral for the construction loan. Since inception, we made aggregate capital contributions in North Metro of approximately $13.0 million (exclusive of legal and other fees). In May 2008 we provided two letters of credit in the amounts of $238,625 and $135,000 and a surety bond in the amount of $250,000. The letter of credit in the amount of $238,625 was released in February 2009 and the surety bond in the amount of $250,000 expired on April 11, 2009. During the nine months ended September 30, 2009, we recorded equity losses in North Metro of approximately $1.0 million. During the three and nine months ended September 30, 2008, we recorded equity losses in North Metro of $9.7 million and $12.1 million, respectively. These losses are included within income (loss) from discontinued operations in our consolidated statements of operations, as noted below.

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

        Based upon the default under the Black Diamond credit agreement (subject to the above-mentioned Forbearance Agreement then in effect), Black Diamond's transaction with Southwest and our inability to provide further funding to North Metro, we determined that there was substantial doubt as to whether we could recover our investment in North Metro. Accordingly, during the third and fourth quarters of 2008 we recorded impairment losses of $8.7 million (for which a tax benefit could not be recognized at that time).

        On March 2, 2009, Black Diamond removed the board seats held by MTR-Harness, Inc. from North Metro's board of directors, and on April 3, 2009, we received notification that Black Diamond was pursuing legal action seeking (i) enforcement of our payment of the $1 million guarantee of North Metro's indebtedness and certain additional costs, and (ii) foreclosure of our subsidiary's pledged equity interest in North Metro. Pursuant to a settlement agreement with Black Diamond executed on May 27, 2009, we relinquished our interest in North Metro and paid $1 million to satisfy our obligations under the guarantee, which is included within income (loss) from discontinued operations in our consolidated statements of operations for the nine months ended September 30, 2009. Concurrently, MTR Gaming Group, Inc. entered into a Signal and Consulting Agreement with North

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 3—NORTH METRO HARNESS INITIATIVE, LLC (d/b/a Running Aces Harness Park) (Continued)

Metro pursuant to which North Metro paid us $250,000 to provide consulting services with respect to its racing operations for a term of three years. On June 3, 2009, Black Diamond terminated the litigation with prejudice and we and Black Diamond executed mutual releases.

        The assets and liabilities of MTR-Harness, Inc. have been reflected as assets and liabilities of discontinued operations in our consolidated balance sheets as of September 30, 2009 and December 31, 2008, and the operating results and cash flows have been reflected as discontinued operations for the three and nine months ended September 30, 2009 and 2008.

        Summary operating results for the discontinued operations for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(unaudited, in thousands)
Net revenues	$—	$—	$—	$—
Loss from discontinued operations before income taxes and non-controlling interest	(57)	(9,699)	(1,272)	(12,170)
Income (loss) from discontinued operations, net of non-controlling interest and income taxes	2,843	(9,742)	2,042	(11,432)

        During the three months ended September 30, 2009, MTR-Harness, Inc. recorded an income tax benefit of approximately $2.9 million related to the realization of deferred tax assets associated with the impairment losses of $8.7 million that were recorded in 2008. See Note 7 for additional discussion.

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

        Jackson Harness Raceway is located on property leased from Jackson County, Michigan on the Jackson County Fairgrounds through December 31, 2012. However on July 21, 2009, we entered into a Termination, Release and Settlement Agreement with the County of Jackson, Michigan whereby (i) Jackson Trotting and Jackson County terminated the fairgrounds lease, (ii) Jackson Trotting was released from all obligations under the lease, (iii) Jackson Trotting surrendered title of all owned property to Jackson County, and (iv) Jackson Trotting paid a settlement of $20,000 to Jackson County for consideration of the release. The amount of the reduction of the contractual lease obligation resulting from the Termination, Release and Settlement Agreement approximated the value of property surrendered to Jackson County, or otherwise considered non-recoverable.

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

        The assets and liabilities of Jackson Racing, Inc. and Jackson Trotting have been reflected as assets and liabilities of discontinued operations in our consolidated balance sheets as of September 30, 2009 and December 31, 2008, and the operating results and cash flows have been reflected as discontinued operations for the three and nine months ended September 30, 2009 and 2008.

        Summary operating results for the discontinued operations for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(unaudited, in thousands)
Net revenues	$—	$613	$—	$2,327
Income (loss) from discontinued operations before income taxes and non-controlling interest	41	(2,828)	(130)	(3,271)
Income (loss) from discontinued operations, net of non-controlling interest and income taxes	23	(1,936)	(86)	(2,224)

NOTE 5—SALES OF PROPERTIES

Binion's Gambling Hall & Hotel

        On March 7, 2008, we sold 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owned and operated Binion's Gambling Hall & Hotel, and Speakeasy Fremont Experience Operating Company in accordance with the terms of a Stock Purchase Agreement dated June 26, 2007 (as subsequently amended), executed between the Company and TLC Casino Enterprises, Inc. ("TLC"). The transaction was subject to purchase price adjustments based on changes in the net working capital, certain capital expenditures between execution and closing, and a $3.5 million working capital adjustment which remained with Binion's upon closing. Net cash to the Company at closing was approximately $28.0 million. In January 2009, we settled the post-closing purchase price adjustment in the amount of approximately $1.5 million, which we deposited into an

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 5—SALES OF PROPERTIES (Continued)

escrow account that was utilized to pay a portion of land lease obligations guaranteed by the Company as discussed below. The balance of the escrow account was expended in July 2009.

        In connection with our original acquisition of Binion's on March 11, 2004, we provided limited guarantees, which reduce each month as rental payments are made on certain land leases, some of which expired in March 2008 and March 2009, and two of which remain in effect. The two remaining guarantees expire in March 2010 and totaled approximately $0.8 million at September 30, 2009. TLC remains obligated to use its reasonable best efforts to assist us in obtaining releases of these guarantees, to pay the rent underlying the leases we guaranty on a timely basis, and to indemnify us in the event we are required to pay the land lease obligations pursuant to the guarantees.

        Since July 2009, TLC has paid only a portion of total monthly rent with respect to one of the leases we guarantee. Upon the demand of the landlord that we make monthly payments pursuant to our guarantee, we paid the amounts demanded (approximately $228,000 in the aggregate as of September 30, 2009), thus curing the events of default. We have demanded reimbursement from TLC, and on August 5, 2009 commenced legal action for indemnification pursuant to the Stock Purchase Agreement. On October 27, 2009, we reached a settlement with TLC whereby TLC agreed to confess judgment as to amounts we paid and amounts that may be paid by us through the expiration of the guarantees, certain legal fees and interest at the rate of 10% on amounts actually paid by us with respect to the rental payments. We agreed to forbear from enforcing the judgment for two years, provided however that the forbearance will terminate under certain conditions, including if TLC fails to timely make any of the agreed payments or there is a change in control of TLC. During the forbearance period, TLC is also obligated to make payments in partial satisfaction of the judgment in the event TLC raises any capital through debt or equity.

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

        Binion's operating results and cash flows have been reflected as discontinued operations for the three and nine months ended September 30, 2009 and 2008. Upon completion of the sale on March 7, 2008, and resolution of the purchase price adjustment, we incurred a loss on disposal of $0.9 million, which was in addition to the loss of $2.0 million recorded in 2007 to adjust the carrying value of Binion's assets to the anticipated proceeds, less costs to sell.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 5—SALES OF PROPERTIES (Continued)

        Summary operating results for the discontinued operations for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(unaudited, in thousands)
Net revenues	$—	$—	$—	$9,857
Loss from discontinued operations before income taxes	(277)	(21)	(937)	(2,187)
Loss from discontinued operations, net of income taxes	(181)	(21)	(616)	(1,308)

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

        Speedway's operating results and cash flows have been reflected as discontinued operations for the three and nine months ended September 30, 2009 and 2008.

        Summary operating results for the discontinued operations for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(unaudited, in thousands)
Net revenues	$—	$—	$—	$4,456
(Loss) income from discontinued operations before income taxes	—	(18)	44	2,486
(Loss) income from discontinued operations, net of income taxes	(1)	(11)	29	1,477

Other

        The Company intends to engage a real estate broker and review its non-operating land holdings to determine properties that should be considered for sale. Properties that are to be disposed of or

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 5—SALES OF PROPERTIES (Continued)

considered held for sale will be reviewed to determine if an impairment in value is indicated based upon fair value estimates received from the independent broker. Impairment will be measured based on a comparison of the carrying value of the property to its fair value less costs of disposal.

NOTE 6—EQUITY TRANSACTIONS AND EARNINGS PER SHARE

        We account for stock-based compensation in accordance with ASC 718 Compensation—Stock (formerly SFAS No. 123(R), Share-Based Payment). ASC 718-20 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values and that compensation expense be recognized for awards over the requisite service period of the award or to an employee's eligible retirement date, if earlier. This accounting standard also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow.

        Total stock option expense recognized during the three months ended September 30, 2009 and 2008 was $42,000 ($27,000 net of tax) and $442,000 ($287,000 net of tax), respectively. During the nine-month periods ended September 30, 2009 and 2008, we recognized total stock option expense of $84,000 ($55,000 net of tax) and $1,193,000 ($775,000 net of tax), respectively. As of September 30, 2009, we had approximately $89,000 of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted-average period of approximately 0.96 years.

        There were no options granted or exercised during the three and nine months ended September 30, 2009. The stock option activity for the nine months ended September 30, 2009 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding December 31, 2008	1,483,800	$7.75
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(174,300)	11.16

Outstanding September 30, 2009	1,309,500	$7.30

Exercisable September 30, 2009	1,219,500	$7.37

        During the three and nine months ended September 30, 2008, no stock options were exercised. On September 19, 2008, the Compensation Committee of our Board of Directors granted, in connection with execution of an employment agreement, options to purchase a total of 150,000 shares of our common stock at a purchase price of $3.71, the NASDAQ Official Close Price on that date. The options have a term of ten years, 50,000 of which vested on date of grant and 50,000 of which vest on each of the first and second anniversary dates of the employment agreement, which was effective November 1, 2008. Additionally, on May 15, 2008, our Compensation Committee granted to one employee options to purchase a total of 30,000 shares of our common stock at a purchase price of

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 6—EQUITY TRANSACTIONS AND EARNINGS PER SHARE (Continued)

$5.61 per share, the NASDAQ Official Close Price on the date of grant. The options have a term of ten years and were fully vested on date of grant.

        We utilize the treasury stock method in determining the dilutive effect of outstanding stock options. Our basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences. Options to purchase 1,309,500 shares and 1,535,800 shares of common stock were outstanding for the three and nine months ended September 30, 2009 and 2008, respectively, but were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive.

NOTE 7—INCOME TAXES

        The effective income tax rate is reflective of permanent non-deductible expenses plus an additional state income tax provision (benefit), if any, associated with the operations of Presque Isle Downs & Casino. For the three months ended September 30, 2009, the recorded income tax benefit for continuing operations reflects a $2.7 million adjustment to the effective income tax rate for the year-to-date period due to the impact of permanent non-deductible expenses relative to our pre-tax loss. Additionally, during the three months ended September 30, 2009, we obtained new information that caused us to reevaluate the recoverability of deferred tax assets aggregating approximately $2.9 million associated with certain impairment losses recorded in 2008. As a result, we determined that it was more likely than not that the deferred tax assets would be realized and a previously established valuation allowance of approximately $2.9 million was reversed. The effect of the reversal of the valuation allowance is included in discontinued operations. The benefit associated with the impairment losses was realized through a net operating loss carryback to a prior year.

        For the three months ended September 30, 2008, the recorded income tax benefit for discontinued operations reflects a valuation allowance of $3.0 million that was recorded for certain impairment losses for which realization of the tax benefit could not be assured.

        In addition, we recognize interest expense and penalties related to uncertain tax positions in income tax expense. During the three months ended September 30, 2009 and 2008, we recognized interest expense of approximately $4,000 and $32,000, respectively. During the nine-month periods of 2009 and 2008, we recognized interest expense of approximately $11,000 and $126,000, respectively.

        The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0.1 million. We do not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

        The Company and its subsidiaries file a consolidated federal income tax return and consolidated and separate income tax returns in various state jurisdictions. We are no longer subject to federal income tax examinations for years before 2005 or state income tax examinations for years before 2006.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 8—LONG-TERM DEBT

Refinancing

        On August 12, 2009, after previously receiving the required consents of our Senior Subordinated Note holders, we completed the offering of $250 million in aggregate principal amount of 12.625% Senior Secured Notes due July 15, 2014, at an issue price of 95.248% of the principal amount of the Senior Secured Notes. The net proceeds of the sale of the Senior Secured Notes, together with cash on hand, were utilized to:

  •
  repurchase all of our outstanding $130 million 9.75% Senior Unsecured Notes due April 1, 2010 that were tendered in connection with the cash tender offer and consent solicitation and pay the accrued and unpaid interest and consent fees in connection with the tender offer and consent solicitation;

  •
  repay $100.2 million outstanding under our existing senior secured revolving credit facility plus accrued and unpaid interest; and

  •
  pay consent fees in connection with the solicitation of consents to certain amendments to the indenture governing the Senior Subordinated Notes.

        Under the terms of the offer to purchase the Senior Unsecured Notes, holders who tendered their notes received $1,005 per $1,000 in principal amount validly tendered. We received tenders and consents from 100% of our $130 million Senior Unsecured Notes. Under the terms of the Senior Subordinated Notes consent solicitation, holders of approximately $124.8 million of the $125 million 9% Senior Subordinated Notes who delivered consents received $15 per $1,000 in principal amount of the notes.

        We incurred a pre-tax loss on the refinancing of approximately $1.5 million during the three months ended September 30, 2009, which is reflected in our consolidated statements of operations as a component of the loss on debt modification and extinguishment.

        On October 13, 2009, we completed the offering of $10 million in aggregate principal amount of 12.625% Senior Secured Notes due July 15, 2014, at an issue price of 96.000% of the principal amount of the Senior Secured Notes. The additional notes form a part of the same series as our previously issued and outstanding Senior Secured Notes. The net proceeds of this offering will be used for general corporate purposes.

        The $260 million 12.625% Senior Secured Notes will mature on July 15, 2014, with interest payable semi-annually on January 15 and July 15 of each year. On or after July 15, 2011, we may redeem some or all of the Senior Secured Notes at any time at redemption prices that will decrease from 106.313% for redemptions after July 15, 2011 to 103.156% after July 15, 2012 to 100% after July 15, 2013. In addition, if we experience certain change of control events (as defined in the indenture governing the Senior Secured Notes), we must offer to repurchase the notes at 101% of their principal amount, plus accrued and unpaid interest. The Senior Secured Notes are guaranteed fully and unconditionally on a senior secured second priority basis by current subsidiaries consisting of Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc., as well as future subsidiaries other than our immaterial subsidiaries, our unrestricted subsidiaries (as defined in the indenture governing the Senior Secured Notes) and Speakeasy Gaming of Las Vegas, Inc., MTR-Harness, Inc. and Jackson Racing, Inc. The Senior Secured Notes are secured on a second priority basis (subject to permitted prior liens

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 8—LONG-TERM DEBT (Continued)

including borrowings under the Amended and Restated Credit Facility discussed below) by a security interest in substantially all of the assets (other than excluded assets, including capital stock of our subsidiaries, cash and deposit accounts, certain real property, gaming licenses and certain gaming equipment that cannot be pledged pursuant to applicable law) of the Company and the guarantors.

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

        Commencing in the second quarter of 2008 and until the Senior Subordinated Notes are no longer outstanding, we are required to pay consent fees of $5.00 per $1,000 of principal to the holders of our Senior Subordinated Notes if we do not satisfy certain quarterly financial ratios. We have not met these ratios and therefore recorded additional expense of $625,000 and $1,875,000 for the three and nine months ended September 30, 2009, respectively.

Credit Agreement

        On December 19, 2008, we entered into the Fourth Amendment to the Fifth Amended and Restated Credit Agreement. The Fourth Amendment among other things (i) reduced the aggregate commitment under the agreement from $125 million to $110 million; (ii) revised the aggregate commitment reduction schedule; (iii) revised the definition of base rate and applicable margin with respect to the applicable interest rate and computation of fees and charges; (iv) revised the definition of EBITDA to include a provision for one or more addbacks for severance costs for a specified period up to $2 million; (v) revised the definition of excess cash on hand for covenant calculation purposes; and (vi) revised the required refinancing date of our Senior Unsecured Notes from October 1, 2009 to January 2, 2010. Additionally, during each quarter of 2009 through January 1, 2010, the margin with respect to the applicable interest rate increases by 1/2% from 2.75% to 4.75%, respectively, on the total amount outstanding under the credit agreement.

        As a result of the Second Amendment to our credit agreement and the reduction in borrowing capacity, we were required to proportionately reduce the amount of existing deferred financing costs. Consequently, we recorded a write-off of deferred financing costs of approximately $3.4 million during the nine months ended September 30, 2008. This amount is reflected in our consolidated statements of operations as a loss on debt modification and extinguishment.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 8—LONG-TERM DEBT (Continued)

        On July 24, 2009, we executed the Limited Consent and Fifth Amendment to Fifth Amended and Restated Credit Agreement (the "Fifth Amendment"), dated as of July 15, 2009. The Fifth Amendment became effective, and its provisions were implemented, upon the completion of our refinancing of the Senior Unsecured Notes and voluntary prepayment of all amounts outstanding under the existing senior secured revolving credit agreement ($100.2 million at August 12, 2009). The Fifth Amendment amended the existing credit agreement and provided for $20.0 million of revolving borrowing capacity (the "Amended and Restated Credit Facility"). Commitments under the Amended and Restated Credit Facility were reduced by $2.75 million in September 2009 and will reduce by an additional $5.5 million in December 2009. In addition, the Amended and Restated Credit Facility requires us to permanently repay amounts outstanding, and reduce the commitment thereunder, with the proceeds from certain asset sales (but not upon the sale of non-core land as defined in the Amended and Restated Credit Facility) and insurance from events of loss, the incurrence of debt or sales of capital stock. The maturity date of the Amended and Restated Credit Facility is March 31, 2010. Borrowings under the Amended and Restated Credit Facility bear interest at a margin of 5.0% above the base rate (i.e. prime), or 6.0% above the LIBOR rate, subject to specified floors on LIBOR and the base rate, as provided by the Amended and Restated Credit Facility. (A Sixth Amendment, also executed in August of 2009, relates to assignment of the loan among the Company's secured creditors in certain circumstances.)

        As a result of the Fifth Amendment and the reduction in borrowing capacity, we were required to proportionately reduce the amount of existing deferred financing costs. Consequently, we recorded a write-off of deferred financing costs of approximately $1.3 million during the three months ended September 30, 2009. This amount is reflected in our consolidated statements of operations as a component of the loss on debt modification and extinguishment.

        On October 13, 2009, we executed the Seventh Amendment to Fifth Amended and Restated Credit Agreement (the "Seventh Amendment"). The Seventh Amendment permitted the sale of the $10 million of additional 12.625% Senior Secured Notes and reduced the borrowing capacity from $20 million to $10 million, subject to the mandatory commitment reduction of $5.5 million in December 2009. As a result of the Seventh Amendment and the reduction in borrowing capacity, we were required to proportionately reduce the amount of existing deferred financing costs resulting in a loss on debt modification of approximately $350,000.

        The Amended and Restated Credit Facility includes certain financial and other covenants set forth therein. The Amended and Restated Credit Facility contains an interest coverage ratio of 1.50 to 1.00, a secured leverage ratio of 4.00 to 1.00 to September 30, 2009, and 3.75 to 1.00 from October 1, 2009, and a priority senior secured leverage ratio of 0.50 to 1.00. Each such ratio is measured on a quarterly basis. We maintained compliance with these covenants as of September 30, 2009. The Amended and Restated Credit Facility also includes restrictions on our ability to make capital expenditures; changes in the nature of our businesses; sale of all or a substantial or material portions of our assets; mergers, acquisitions, consolidations, reorganizations and recapitalizations; investments; additional indebtedness; guarantees; leases; dividends and distributions; liens; debt repayments; sale-leasebacks; lease expenditures; and transactions with affiliates. A payment default or an acceleration of indebtedness in excess of $10.0 million as a result of an event of default under the Amended and Restated Credit Facility would give rise to an event of default under the indentures governing the Senior Secured Notes

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 8—LONG-TERM DEBT (Continued)

and the Senior Subordinated Notes which would entitle the holders of the notes to exercise the remedies provided in the indentures, subject to the restrictions set forth in the inter-creditor agreement between the Company, note holders and banks participating in the Amended and Restated Credit Facility.

        Obligations under the Amended and Restated Credit Facility are guaranteed by each of our operating subsidiaries. Borrowings under the Amended and Restated Credit Facility and the subsidiary guarantees are secured by substantially all of our assets and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees.

        At September 30, 2009, there were no borrowings outstanding under the Amended and Restated Credit Facility except for letters of credit for approximately $1.1 million (which reduced to $0.6 million in October 2009). At December 31, 2008, borrowings of $101.9 million and letters of credit for approximately $1.5 million were outstanding under the Amended and Restated Credit Facility.

        Our Amended and Restated Credit Facility will mature on March 31, 2010. The terms of our indentures permit us to incur secured indebtedness in an aggregate principal amount up to $20 million under credit facilities. We intend to enter into a new credit facility upon the maturity of the Amended and Restated Credit Facility. The liens securing indebtedness incurred under such credit facilities will rank senior in priority to the liens securing the notes the Senior Secured Notes. Although we intend to enter into a new credit facility when our existing Amended and Restated Credit Facility matures, or is otherwise terminated, we have not obtained the commitment of any lenders to provide such facility and we cannot be sure that we will be able to obtain a replacement credit facility on terms that are acceptable to us, or at all. If we are unable to enter into a replacement credit facility, our liquidity could be materially adversely affected.

Other Debt Financing Arrangements

        In 1999, Scioto Downs, Inc. entered into a term loan agreement that provides for monthly payments of principal and interest through September 2013. The term loan is collateralized by a first mortgage on Scioto Downs' real property facilities, as well as other personal property, and an assignment of the rents from lease arrangements. At September 30, 2009 and December 31, 2008, there was $1.2 million and $1.4 million, respectively, outstanding under the term loan.

        Throughout 2007 and 2008, both Presque Isle Downs and Mountaineer Casino executed various promissory notes and capital lease arrangements to finance the purchase of equipment including slot machines and surveillance equipment. Aggregate amounts due under these arrangements approximated $9.5 million and $19.4 million at September 30, 2009 and December 31, 2008, respectively. No such arrangements were executed during the nine months ended September 30, 2009. Property, plant and equipment subject to capital lease arrangements had net book values of approximately $3.6 million and $4.5 million at September 30, 2009 and December 31, 2008, respectively.

        During the nine months ended September 30, 2008, we borrowed $0.5 million in connection with equipment financing arrangements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 9—COMMITMENTS AND CONTINGENCIES

Litigation

        On January 17, 2006, Gary Birzer, a jockey who was injured during a race at Mountaineer in July 2004, filed a first amended complaint in which he alleges that Mountaineer was negligent in its design, construction and maintenance of the racetrack as well as in its administration of races. Mr. Birzer sought medical expenses to date of $550,000, future medical expenses, unspecified lost wages and other damages resulting from his injuries. Mr. Birzer sought in excess of $10 million in damages. Mr. Birzer's wife sought $2 million for loss of consortium. On August 27, 2009, we settled the Birzers' claims, which was covered and paid under our general liability insurance policy, and the case was dismissed with prejudice.

        On October 8, 2009, Edson R. Arneault, former Chairman, President and CEO of the Company, initiated a legal action which named as defendants the Company, and certain of its affiliates and various other parties regarding a dispute under Mr. Arneault's deferred compensation agreement and employment agreements. The complaint, filed in the Circuit Court of Hancock County, West Virginia, does not specify a damage amount sought from the defendants. The complaint alleged, among other things, that the Company is required to continue to pay annual premiums on certain insurance policies under the deferred compensation and employment agreements between the Company and Mr. Arneault. In conjunction with Mr. Arneault's departure from the Company on October 31, 2008, the Company recorded the obligation with respect to the insurance premiums and the Company has continued to pay such premiums as they become due and payable. The Company is the owner and beneficiary of the policies. It is our position that we no longer have a liability to Mr. Arneault under the aforementioned agreement. We believe that the legal action filed by Mr. Arneault is without merit and intend to vigorously defend this matter.

        We are also a party to various lawsuits, which have arisen in the normal course of our business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on our consolidated financial condition or results of operations.

NOTE 10—SUBSEQUENT EVENTS

        On November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at both Mountaineer Casino and Presque Isle Downs commencing approximately in 2013. A casino in Columbus will increase competition at Scioto Downs. We intend to be proactive in our efforts to mitigate the effects of such competition, including continuing our efforts to introduce gaming at Scioto Downs as the Governor of Ohio has proposed. The Company will consider the potential for future gaming at Scioto Downs and the impact on the carrying value of the $13.2 million intangible asset associated with the fair value of the racing licenses held by Scioto Downs. Such value reflected that the racing licenses would permit Scioto Downs to operate gaming if such legislation were passed.

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

  •
  competitive and general economic conditions in our markets, including the impact of the Rivers Casino, which opened in August of 2009 in downtown Pittsburgh, Pennsylvania and implementation of casino gaming in Cleveland and Columbus, Ohio, which was approved on November 3, 2009 by referendum;

  •
  the enactment of future gaming legislation in the jurisdictions in which we operate our casinos or in competing jurisdictions, particularly the recent developments regarding video lottery terminals at racetracks in Ohio and table games at casinos in Pennsylvania;

  •
  the success and growth of table gaming at our West Virginia casino;

  •
  the success of non-taxable promotional credits (commonly referred to as "free play") at our West Virginia casino;

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

  •
  the effect of war, terrorism, natural disasters and other catastrophic events; and

  •
  the effect of disruptions to our systems and infrastructure.

  •
  the other factors as set forth in Part II Item 1A Risk Factors

        Additional factors that could cause our actual performance to differ materially from that contemplated by such forward-looking statements are detailed in our Annual Report on Form 10-K, as amended on Form 10K-A, for the year ended December 31, 2008, as well as other recent filings with the Securities and Exchange Commission. We do not intend to publicly update any forward-looking statements, except as may be required by law.

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

        On November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at both Mountaineer Casino and Presque Isle Downs commencing approximately in 2013. A casino in Columbus will increase competition at Scioto Downs. We intend to be proactive in our efforts to mitigate the effects of such competition, including continuing our efforts to introduce gaming at Scioto Downs as the Governor of Ohio has proposed and table gaming at Presque Isle Downs, providing first-class customer service at all of our facilities, and further reducing our costs. See "Part II, Item 1A, Risk Factors—We face significant competition from other gaming and racing facilities, and increased competition could have a material adverse effect on us; recent passage of a referendum authorizing four casinos in Ohio will create significant new competition."

        Through May 27, 2009, our wholly-owned subsidiary, MTR-Harness, Inc., owned a 50% interest in North Metro Harness Initiative, LLC ("North Metro"), which operates Running Aces Harness Park in Anoka County, Minnesota. We relinquished our interest in North Metro to North Metro's lender pursuant to a settlement agreement with North Metro's lender executed on May 27, 2009. Reclassifications have been made to the prior period presentation to reflect the assets, liabilities, operating results and cash flows of MTR-Harness, Inc. and its interest in North Metro as discontinued operations. See additional information as discussed below.

        Through our wholly-owned subsidiary, Jackson Racing, Inc., we own a 90% interest in Jackson Trotting Association LLC ("Jackson Trotting"), which operated Jackson Harness Raceway in Jackson, Michigan. On December 4, 2008, Jackson Trotting ceased the racing and simulcast wagering operations at Jackson Harness Raceway and surrendered its racing license to the Michigan Racing Commission. Reclassifications have been made to the prior period presentation to reflect the assets, liabilities, operating results and cash flows of Jackson Racing, Inc. and its interest in Jackson Trotting as discontinued operations.

        Through March 7, 2008 and June 3, 2008, we owned and operated Binion's Gambling Hall & Hotel ("Binion's) in Las Vegas, Nevada, and the Ramada Inn and Speedway Casino ("Speedway") in North Las Vegas, Nevada, respectively. We sold Binion's on March 7, 2008, pursuant to a Stock Purchase Agreement executed between the Company and TLC Casino Enterprises, Inc., and on June 3, 2008, we completed the sale of the Speedway pursuant to the terms of an Asset Purchase and Sale Agreement executed between the Company and Lucky Lucy D, LLC.

        The following table sets forth a reconciliation of income (loss) from continuing operations, a GAAP financial measure, to EBITDA from continuing operations, a non-GAAP measure, and income (loss) from discontinued operations, a GAAP financial measure, to EBITDA from discontinued operations, a non-GAAP measure, for each of the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited, in thousands)
Continuing Operations:
MTR Gaming Group, Inc. (consolidated)—continuing operations:
(Loss) income from continuing operations	$(2,108)	$3,471	$311	$314
Interest expense, net of interest income	11,840	10,163	31,281	30,695
(Benefit) provision for income taxes	(2,779)	1,622	3	261
Depreciation	7,443	7,396	22,031	22,394
Loss on disposal of property	31	1	169	1
Loss on debt modification and extinguishment	2,773	—	2,773	3,356
Other	39	—	39	—

EBITDA from continuing operations	$17,239	$22,653	$56,607	$57,021

Mountaineer Casino, Racetrack & Resort:
Income from continuing operations	$14,314	$6,651	$20,410	$16,093
Interest expense, net of interest income	1,056	2,253	5,522	6,771
(Benefit) provision for income taxes	(6,858)	2,902	127	7,264
Depreciation	3,672	3,646	10,849	11,151
Loss on disposal of property	30	—	123	—
Loss on debt modification and extinguishment	773	—	773	—

EBITDA from continuing operations	$12,987	$15,452	$37,804	$41,279

Presque Isle Downs & Casino:
Income from continuing operations	$12,889	$4,833	$18,476	$10,524
Interest expense, net of interest income	170	361	292	1,221
(Benefit) provision for income taxes	(6,287)	2,122	115	4,751
Depreciation	3,561	3,439	10,560	10,313

EBITDA from continuing operations	$10,333	$10,755	$29,443	$26,809

Scioto Downs:
Loss from continuing operations	$(1,093)	$(368)	$(1,692)	$(1,265)
Interest expense, net of interest income	22	27	70	83
Provision (benefit) for income taxes	675	27	(11)	(571)
Depreciation	203	227	608	679
Other	39	—	39	—

EBITDA from continuing operations	$(154)	$(87)	$(986)	$(1,074)

Corporate:
Loss from continuing operations	$(28,218)	$(7,645)	$(36,883)	$(25,038)
Interest expense, net of interest income	10,592	7,522	25,397	22,620
Provision (benefit) for income taxes	9,691	(3,429)	(228)	(11,183)
Depreciation	7	84	14	251
Loss on disposal of property	1	1	46	1
Loss on debt modification and extinguishment	2,000	—	2,000	3,356

EBITDA from continuing operations	$(5,927)	$(3,467)	$(9,654)	$(9,993)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited, in thousands)
Discontinued operations:
MTR-Harness/Running Aces Harness Park:
Income (loss) from discontinued operations	$2,843	$(9,742)	$2,042	$(11,432)
Interest expense	2	6	7	8
(Benefit) provision for income taxes	(2,900)	43	(3,314)	(738)
Equity in loss of North Metro Harness Initiative, LLC	—	9,682	1,000	12,107

EBITDA from discontinued operations	$(55)	$(11)	$(265)	$(55)

Jackson Racing/Jackson Harness Raceway:
Income (loss) from discontinued operations	$24	$(1,937)	$(85)	$(2,225)
Interest expense, net of interest income and non-controlling interest	—	1	—	3
Provision (benefit) for income taxes, net of non-controlling interest	12	(872)	(44)	(1,005)
Depreciation, net of non-controlling interest	—	9	—	25
Loss on disposal of property, net of non-controlling interest	115	—	115	159
Loss on impairment of Jackson Trotting Association, LLC	176	2,586	176	2,586
Other	153	—	153	—

EBITDA from discontinued operations	$480	$(213)	$315	$(457)

Ramada Inn and Speedway Casino:
(Loss) income from discontinued operations	$(1)	$(11)	$29	$1,477
Interest (income) expense	—	—	(1)	163
Provision (benefit) for income taxes	1	(7)	15	1,009
Depreciation	—	—	—	199
Loss (gain) on disposal of property	—	13	—	(3,603)

EBITDA from discontinued operations	$—	$(5)	$43	$(755)

Binion's Gambling Hall & Hotel:
Loss from discontinued operations	$(181)	$(21)	$(616)	$(1,308)
Interest income, net of interest expense	—	—	—	(29)
Benefit for income taxes	(96)	—	(321)	(879)
(Gain) loss on disposal of property	—	(11)	—	673

EBITDA from discontinued operations	$(277)	$(32)	$(937)	$(1,543)

        EBITDA represents earnings (losses) before interest expense (income), income tax expense (benefit), depreciation and amortization, loss on debt modification and extinguishment, equity in loss of unconsolidated joint venture, (gain) loss on disposal of property and loss on asset impairment. EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income or income from operations as an indicator of our operating performance, or cash flows from operating activities, as a measure of liquidity. EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. Uses of cash flows that are not reflected in EBITDA include capital expenditures (which are significant given our expansion), interest payments, income taxes, and debt principal repayments. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of EBITDA may not be the same as the definitions used in any of our other debt agreements.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

        The following tables set forth information concerning our results of operations by property for continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited, in thousands)
Net revenues—continuing operations:
Mountaineer Casino, Racetrack & Resort	$68,882	$77,255	$207,716	$226,663
Presque Isle Downs & Casino	49,173	51,497	139,985	139,237
Scioto Downs	1,402	2,029	2,579	3,605
Corporate	21	3	30	9

Consolidated net revenues	$119,478	$130,784	$350,310	$369,514

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited, in thousands)
Operating income (loss)—continuing operations:
Mountaineer Casino, Racetrack & Resort	$9,286	$11,806	$26,832	$30,128
Presque Isle Downs & Casino	6,772	7,315	18,883	16,496
Scioto Downs	(356)	(313)	(1,593)	(1,752)
Corporate	(5,937)	(3,552)	(9,715)	(10,246)

Consolidated operating income	$9,765	$15,256	$34,407	$34,626

Mountaineer's Operating Results:

        During the three months ended September 30, 2009, Mountaineer's operating results continued to be affected by competition, primarily from slot operations in Pennsylvania. Net revenues decreased by $8.4 million, or 10.8%, compared to the three-month period of 2008, which included a $5.5 million decrease in gaming revenues. Net revenues earned from food, beverage and lodging operations decreased by $1.0 million, and net revenues earned from other sources, including pari-mutuel commissions decreased by $1.2 million. Promotional allowances increased by $0.7 million. Mountaineer's overall operating margin decreased to 13.5% in 2009 from 15.3% in 2008 due to the revenue decline and increased marketing expenditures.

        During the nine months ended September 30, 2009, Mountaineer's operating results were adversely affected by severe weather conditions in January and February of 2009 and the continued effect of competition, primarily from slot operations in Pennsylvania. Net revenues decreased by $18.9 million, or 8.4%, compared to the nine-month period of 2008, primarily due to a $12.7 million decrease in gaming revenues. Net revenues earned from food, beverage and lodging operations decreased by $2.7 million, and net revenues earned from other sources, including pari-mutuel commissions decreased by $1.8 million. Promotional allowances increased by $1.7 million. Mountaineer's overall operating margin decreased to 12.9% in 2009 from 13.3% in 2008.

        Significant factors contributing to Mountaineer's 2009 operating results were:

  •
  a decline in the gross profit from gaming operations (as discussed below);

  •
  an increase in marketing promotions and advertising costs of $1.4 million and $4.8 million during the three- and nine-month periods of 2009, respectively, related to aggressive cash promotion campaigns prior to the implementation of free play on September 1, 2009; offset by

  •
  an overall decrease in compensation and benefits costs of $3.3 million and $8.5 million during the three- and nine-month periods of 2009, as well as other cost savings programs.

        A discussion of Mountaineer's key operations follows.

        Gaming Operations.    Revenues from gaming operations during the three months ended September 30, 2009 decreased by $5.5 million, or 8.2%, to $61.5 million compared to the same period of 2008, and gross profit decreased by $1.9 million, or 7.2%. The decline in the gross profit resulted primarily from the total gaming revenue decline. Revenues from slot operations decreased by $3.7 million to $50.0 million in 2009 compared to $53.7 million in 2008, and poker and table gaming revenue decreased by $1.8 million, generating revenues of $1.5 million and $9.9 million, respectively, in 2009 compared to $1.7 million and $11.5 million, respectively, in 2008.

        During the nine months ended September 30, 2009, revenues from gaming operations decreased by $12.7 million, or 6.4%, to $185.9 million compared to the same period of 2008, and gross profit decreased by $3.2 million, or 4.3%. Revenues from slot operations decreased by $11.3 million to $150.3 million in 2009 compared to $161.6 million in 2008, and poker and table gaming revenue decreased by $1.4 million, generating revenues of $4.9 million and $30.6 million, respectively, in 2009 compared to $5.6 million and $31.3 million, respectively, in 2008.

        The following tables set forth statistical information concerning Mountaineer's gaming operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)
Slots:
Average daily net win per slot machine	$192	$182	$184	$184
Hold percentage	8.7%	9.1%	9.0%	9.1%
Average number of slot machines	2,838	3,192	2,993	3,192
Tables:
Total table drop	$55,655,000	$61,661,000	$164,802,000	$170,775,000
Average daily net win per table	$1,631	$2,270	$1,914	$2,120
Hold percentage	17.8%	18.6%	18.6%	18.3%
Average number of tables	66	55	59	54
Poker:
Average daily poker rake per table	$411	$472	$448	$518
Average number of tables	40	40	40	40

        Management attributes the decrease in slot revenue to severe weather conditions in January and February and the continuing impact on our market from gaming operations in Pennsylvania, with which Mountaineer shares some customer base in Ohio and Pennsylvania. On August 9, 2009, the Rivers Casino in downtown Pittsburgh, Pennsylvania, approximately a one-hour drive from Mountaineer, opened with 3,000 slot machines and various food, beverage and entertainment venues. Additionally, The Meadows Racetrack & Casino, a harness racetrack in Washington, Pennsylvania, which is approximately 40 miles southeast of Mountaineer, opened its permanent casino on April 15, 2009, with over 3,700 slot machines and various food and beverage outlets.

        On September 1, 2009, Mountaineer began to offer its patrons the ability to play slot machines with promotional credits (commonly referred to as "free play"). Promotional credits are not subject to taxes and assessments. Management believes that free play will allow Mountaineer to compete more effectively with gaming operations in Pennsylvania which already have free play. To-date, we have converted 2,020 of our slot machines and the state's central monitoring system to accommodate free play and plan to convert an additional 189 slot machines through January 2010. Capital expenditures related to the conversion of our slot machines to accommodate free play amounted to approximately $1.7 million through September 30, 2009, and is not expected to exceed $3.0 million in the aggregate. We believe table games, and the implementation of free play, at Mountaineer will continue to enhance Mountaineer's competitive position by drawing new customers and driving increased play from our existing customers, which may contribute to Mountaineer's gaming revenue growth. On July 9, 2009, Mountaineer opened 11 additional table games to further distinguish our gaming product from slot machines in West Virginia's local bars and clubs and slot machine operations in Pennsylvania. However, gaming operations at Mountaineer during 2009 may continue to be impacted by competitive pressures from the Rivers Casino in downtown Pittsburgh, Pennsylvania and The Meadows Racetrack & Casino in Washington, Pennsylvania.

        During the three-month periods of 2009 and 2008, taxes and assessments approximated 55.4% of slot revenues. For poker and table gaming operations, the tax rate was 40.5% and 39.7% for the three-month periods of 2009 and 2008, respectively. Overall, gaming taxes and assessments decreased by $2.7 million to $32.3 million during the three-month period of 2009 compared to the same period of 2008. Additionally, gaming compensation and benefits costs decreased by $0.9 million during 2009 compared to 2008 principally as a result of cost containment efforts.

        During the nine-month period of 2009, the decrease in revenues from slot operations resulted in taxes and assessments as a percentage of slot revenues to be 56.2% compared to 56.7% during the same period of 2008. For poker and table gaming operations, the tax rate was 40.3% and 40.0% for the nine-month periods of 2009 and 2008, respectively. Overall, gaming taxes and assessments decreased by $7.5 million to $98.8 million during the nine-month period of 2009 compared to the same period of 2008. Additionally, gaming compensation and benefits costs decreased by $2.0 million during 2009 compared to 2008 principally as a result of cost containment efforts.

        Pari-mutuel Commissions.    Pari-mutuel commissions for Mountaineer, detailing gross handles less patron payouts and deductions, for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited, in thousands)
Import simulcast racing pari-mutuel handle	$3,257	$4,132	$10,537	$13,724
Live racing pari-mutuel handle	2,539	2,851	5,904	6,493
Less patrons' winning tickets	(4,575)	(5,511)	(12,982)	(15,955)

	1,221	1,472	3,459	4,262
Revenues—export simulcast	2,759	3,236	7,636	8,575

	3,980	4,708	11,095	12,837
Less:
State and county pari-mutuel tax	(117)	(122)	(327)	(335)
Purses and Horsemen's Association	(1,755)	(2,103)	(4,851)	(5,693)

Revenues—pari-mutuel commissions	$2,108	$2,483	$5,917	$6,809

        Overall, Mountaineer's pari-mutuel commissions decreased by 15.1% and 13.1% during the three- and nine-month periods of 2009, respectively, compared to the same periods during 2008, despite eight additional racing days in 2009 compared to 2008. The decrease in import simulcast handle, as well as export simulcast, was primarily due to a decline in on-track and off-track wagering, which is consistent with the national average decline in wagering of 10.2% during the first nine months of 2009 compared to 2008, as reported by Equibase Company.

        Live racing and import simulcast may continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or growth in the utilization of telephone and/or internet wagering) and increased competition from Pennsylvania's racetracks. Mountaineer currently simulcasts its live races to over 1,000 sites.

        Food, beverage and lodging operations.    Revenues from food, beverage and lodging operations during the three months ended September 30, 2009 were $6.0 million, which decreased by $1.0 million, or 14.3%, compared to the same period of 2008 and gross profit from these operations decreased by 6.6%. During the nine months ended September 30, 2009, revenues from food, beverage and lodging operations were $17.3 million, which decreased by $2.7 million, or 13.5%, compared to the same period of 2008; however gross profit from these operations only decreased by 1.0%.

        The decrease in revenues was reflective of the decline in patron traffic due to severe weather conditions in January and February and a shift in marketing strategies designed to reduce food and beverage offers to patrons and increase cash programs.

        The average daily room rate for the Grande Hotel decreased to $47.96 during the third quarter of 2009 from $85.79 during the same period of 2008, but the average occupancy rate increased to 90.5% from 79.0% during the same periods, respectively. Year-to-date, the average daily room rate decreased to $49.68 during 2009 from $80.60 during 2008, but the average occupancy rate increased to 83.0% from 76.9% during the same periods, respectively.

        The decrease in daily room rates and increase in occupancy primarily reflects a shift in marketing strategies to market the hotel to gaming patrons, offset in part to a decline in patron traffic due to severe weather conditions in January and February.

        Other operations.    Other operating revenues were primarily derived from operations of the Spa, Fitness Center, retail outlets and golf course; from the sale of programs, admission fees, and lottery tickets; from check cashing and ATM services and from special events at The Harv and Convention Center. Mountaineer's earned revenues from other operations decreased by $0.8 million, or 33.4%, during the three-month period of 2009; however operating expenses decreased by a comparative amount during the same period. During the nine-month period of 2009, revenues from other operations decreased by $0.9 million, or 15.9%, compared to the same period of 2008, while operating costs decreased by $2.0 million, or 33.2%, during the same period. The decrease in revenue was primarily due to a decrease in entertainment and convention center revenues, and the decrease in operating costs was primarily due to a decrease in entertainment costs as well as other cost containment efforts.

Presque Isle Downs' Operating Results:

        During the three months ended September 30, 2009, Presque Isle Downs experienced decreased revenues compared to the three months ended September 30, 2008. Net revenues decreased by $2.3 million, or 4.5%, primarily due to a $2.2 million decrease in slot revenues. Presque Isle Downs' operating margin decreased to 13.8% in 2009 from 14.2% in 2008.

        During the nine months ended September 30, 2009, Presque Isle Downs's overall net revenues and operating margins improved from the same period of 2008. Net revenues increased slightly by $0.7 million, or 0.5%, due primarily to an increase in slot revenues. Presque Isle Downs' operating margin increased to 13.5% in 2009 from 11.8% in 2008.

        Significant factors contributing to Presque Isle Downs' 2009 operating results were:

  •
  an increase in gross profit from gaming operations, as well as food and beverage operations (as discussed below);

  •
  an overall decrease in compensation and benefits costs of $0.5 million and $1.3 million during the three- and nine-month periods of 2009, respectively; offset by

  •
  an increase in real estate taxes of $0.4 million during the three- and nine-month periods of 2009.

        Gaming Operations.    Revenues from gaming operations during the three months ended September 30, 2009 decreased by $2.2 million, or 4.7%, to $45.0 million compared to the same period of 2008, and gross profit remained constant at approximately 35%. During the nine months ended September 30, 2009, revenues from gaming operations increased by $0.9 million, or 0.7%, to $130.0 million compared to the same period of 2008, and gross profit increased by $2.9 million or 6.7%.

        The following tables set forth statistical information concerning Presque Isle Downs' gaming operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)
Slots:
Average daily net win per slot machine	$244	$256	$239	$236
Hold percentage	7.8%	8.4%	7.9%	8.2%
Average number of slot machines	2,000	2,000	2,000	2,000

        Overall, the decrease in revenues from gaming operations during the three-month period of 2009 resulted in decreased gaming taxes and assessments in the amount of $1.1 million to $27.3 million compared to the same period of 2008. During the nine-month period of 2009, the increase in revenues from gaming operations resulted in increased gaming taxes and assessments in the amount of $0.6 million to $78.8 million compared to the same period of 2008. For the three- and nine-month periods of 2009 and 2008, Presque Isle Downs' gaming taxes and assessments approximated 60.6% of slot revenues. Additionally, slot machine lease expenses decreased by $0.3 million during the third quarter and by $0.8 million year-to-date.

        Management attributes the decrease in slot revenue to the impact on Presque Isle Downs' market from gaming operations in Pennsylvania. On August 9, 2009, the Rivers Casino in downtown Pittsburgh, Pennsylvania, approximately a two-hour drive from Presque Isle Downs, opened with 3,000 slot machines and various food, beverage and entertainment venues. Gaming operations at Presque Isle Downs during the remainder of 2009 may continue to be impacted by competitive pressures from the Rivers Casino in downtown Pittsburgh, Pennsylvania, as well as The Meadows Racetrack & Casino in Washington, Pennsylvania.

        Pari-mutuel Commissions.    Overall, Presque Isle Downs' pari-mutuel commissions revenue remained consistent during the three- and nine-month periods of 2009 compared to 2008. However, operating expenses decreased slightly by $0.2 million during the third quarter and by $0.5 million year-to-date. Live racing at Presque Isle Downs commenced May 8, 2009, and ended for the season on September 26, 2009.

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

        Food and beverage operations.    Revenues from food and beverage operations during the three months ended September 30, 2009 were $3.2 million, which remained consistent with revenues earned during the same period of 2008. However, operating expenses decreased by $0.3 million to $2.5 million, primarily as a result of the property's cost containment efforts in the areas of food costs and salaries.

        During the nine months ended September 30, 2009, revenues from food and beverage operations were $8.1 million, which increased by $0.1 million, or 1.3%, compared to the same period of 2008. However, operating expenses decreased by $1.0 million to $6.9 million, primarily as a result of a decrease in food costs of $0.5 million and salaries of $0.3 million. As a result of the increase in revenues and decrease in operating expenses, the gross profit from food and beverage operations was 13.8% in 2009 compared to 0.1% in 2008.

Scioto Downs' Operating Results:

        Net revenues decreased by $0.6 million during the three months ended September 30, 2009 compared to the same period of 2008; however operating expenses decreased by a comparative amount during the same period. During the nine-month period of 2009, net revenues decreased by $1.0 million and operating expenses decreased by $1.2 million compared to 2008. The decrease in revenues and operating costs resulted primarily from the absence of food and beverage revenue and expenses in 2009. In 2009, Scioto began outsourcing its food and beverage outlets to a third-party operator. Additionally, in order to reduce expenses and operating losses, Scioto Downs and Beulah Park, the other racetrack in Columbus, Ohio, have an agreement, which was approved by the Ohio Racing Commission, whereby Scioto operates its simulcasting only during its live race meet (generally May through September); and during the remaining periods, Scioto Downs' simulcasting is closed and Beulah Park operates its simulcasting. Similarly, when Scioto is open for live racing and simulcasting, Beulah Park is closed. The operating losses incurred by Scioto during the three and nine months ended September 30, 2009 were slightly lower than the operating losses incurred during the 2008 periods.

        On July 13, 2009, the governor of Ohio signed an executive order directing the Ohio Lottery to take action to implement, and the Ohio legislature approved a budget bill enabling, video lottery terminals at Ohio's seven horse tracks, including Scioto Downs. On July 20, 2009, an action was filed with the Ohio Supreme Court seeking a writ of mandamus to compel the Secretary of State of the State of Ohio to treat the video lottery provisions of the budget bill as subject to voter referendum, claiming that the video lottery provisions of the budget bill are subject to voter referendum because they constitute a permanent change in law that is not exempt from the referendum requirements contained in the Ohio constitution. On September 21, 2009, the Ohio Supreme Court issued an opinion finding that the video lottery provisions of the budget bill are subject to voter referendum. The Ohio Supreme Court also granted the plaintiffs an extension to December 20, 2009, to circulate a petition that, if signed by a sufficient number of voters, would give Ohio voters the right to overturn the provisions of the Ohio legislation permitting video lottery and effectively determine whether video gaming will be permitted at Ohio racetracks. The petition requires approximately 241,365 signatures to put the referendum on the ballot. If the necessary signatures are obtained to bring the measure to ballot, the vote on gaming at racetracks in Ohio is unlikely to occur prior to November 2010 and there can be no assurance that the requisite voter approval will be obtained or, if obtained, when gaming would commence at Scioto Downs. If the necessary signatures for the referendum petition are not obtained, the Ohio legislation enabling video lottery will remain effective, subject to the success of other pending challenges described below.

        The Ohio legislation enabling video lottery is also subject to a lawsuit filed on September 3, 2009, asserting that expanded gaming activities at racetracks violates the Ohio constitution and requires voter approval. The lawsuit alleges that slot machines are not lottery games that were approved by Ohio voters in authorizing the lottery and that the allocation of profits between the state of Ohio and racetracks violates Ohio constitutional provisions earmarking lottery proceeds for education. The Ohio legislation enabling video lottery is also subject to a lawsuit filed on September 14, 2009, asserting, in addition to the assertions in the prior two lawsuits, that the legislation is unconstitutional, because, among other things, it violates the Ohio constitution's requirements that no bill shall contain more than one subject, that every bill shall be considered by each House on three different days, that the state's credit not be used in aid of any individual, association or corporation, and that all proceeds generated by the lottery be used to support education in the state. If the Ohio Supreme Court determines that video lottery at Ohio racetracks violates the Ohio constitution, such activities would not be permitted without an amendment to the Ohio constitution approved by voter referendum. There can be no assurance that gaming activities will commence in Ohio, that the pending challenges will be unsuccessful or, that if either or both of such challenges are successful, that an amendment to the Ohio constitution would be approved or, if approved, of the timing of such approval or commencement of gaming activities at Ohio racetracks.

        We timely filed our application for licensing of video gaming at Scioto Downs on September 15, 2009. On September 16, 2009, we received from the Director of the Ohio Lottery Commission a Notice of Intent to Issue a Conditional or Video Lottery License and a demand that we pay the first of five $13 million licensing fee installments by the close of business that day. Because of the uncertainty surrounding the pending lawsuits challenging video lottery gaming at the Ohio racetracks and the absence of a clear statement in Ohio law that the installment payments would be timely refunded in the event the legal challenges to video lottery were successful, five of the seven applicants, including Scioto Downs, did not pay the first installment of the license fee. On September 30, 2009, citing the fact that the Ohio Supreme Court's September 21, 2009, decision made it a practical impossibility to use video lottery revenue in the state's current budget, and his intention to seek a declaratory judgment that the Ohio Lottery can implement video lottery without legislative approval, the governor of Ohio announced that the Ohio Lottery Commission would be returning all application fees and license fees previously paid by the state's racetrack owners.

        On November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Columbus will increase competition at Scioto Downs. We intend to be proactive in our efforts to mitigate the effects of such competition, including continuing our efforts to introduce gaming at Scioto Downs as the Governor of Ohio has proposed, providing first-class customer service at all of our facilities, and further reducing our costs.

        The Company will consider the potential for future gaming at Scioto Downs and the impact on the carrying value of the $13.2 million intangible asset associated with the fair value of the racing licenses held by Scioto Downs. Such value reflected that the racing licenses would permit Scioto Downs to operate gaming if such legislation were passed.

        Even if gaming is permitted at Scioto Downs following the resolution of the pending litigation and satisfaction of any applicable voter referendum requirements, the recent passage of a referendum permitting casino gaming may materially adversely affect our ability to obtain financing to pay the license fees and otherwise make necessary investments at Scioto Downs to permit gaming and comply with the conditions to licensing. Additionally, tax rates on the revenue from such casinos would be substantially lower than the tax rates proposed by the Governor of Ohio to be imposed on video lottery at the racetracks, resulting in a competitive advantage for the casinos. Such new competition may have a material adverse effect on our business, financial condition and results of operations. Through November 9, 2009, we spent approximately $9.7 million in the aggregate opposing the November 3 referendum. See "Part II, Item 1A, Risk Factors—We face significant competition from other gaming and racing facilities, and increased competition could have a material adverse effect on us; recent passage of a referendum authorizing four casinos in Ohio will create significant new competition."

Corporate Operating Results:

        During the three months ended September 30, 2009, corporate general and administrative expenses were $5.9 million compared to $3.5 million during the same period of 2008. During the nine-month periods, corporate general and administrative expenses were $9.7 million in 2009 compared to $10.0 million in 2008. Significant factors contributing to the decrease in general and administrative expenses in 2009 were:

  •
  incremental costs associated with strategic costs associated with lobbying and gaming efforts in Ohio aggregating $4.1 million; offset by

  •
  a decrease in compensation and benefits costs of $0.5 million and $1.5 million during the three- and nine-month periods of 2009, respectively;

  •
  a decrease in stock-based compensation costs of $0.4 million and $1.1 million during the three- and nine-month periods of 2009, respectively;

  •
  a decrease in deferred compensation costs of $0.4 million; and

  •
  other cost containment initiatives.

Depreciation Expense:

        Depreciation expense remained consistent during the three-month period of 2009 compared to 2008. However, depreciation expense decreased by $0.4 million during the nine-month period of 2009 primarily due to decreased depreciation for Mountaineer. Total depreciation expense was $7.4 million during the three months ended September 30, 2009 and $22.0 million during the nine months ended September 30, 2009.

Loss on Disposal of Property:

        During the nine months ended September 30, 2009, Mountaineer incurred a loss of $137,000 on the sale of a parcel of excess land holdings.

Interest:

        Interest expense, net of interest income, increased by $1.7 million to $11.8 million during the three months ended September 30, 2009, compared to the same period of 2008. During the nine-month periods, interest expense, net of interest income, increased by $0.6 million to $31.3 million in 2009 compared to 2008. The increase is attributable to:

  •
  incremental interest incurred on our $250 million 12.625% Senior Secured Notes which proceeds were used to payoff $100.9 million under our credit facility and our $130 million 9.75% Senior Unsecured Notes;

  •
  additional interest expense of $0.6 million related to consent fees on our $125 million 9% Senior Subordinated Notes; and

  •
  increased amortization of deferred financing fees in the amount of $0.6 million.

Loss on Debt Modification and Extinguishment:

        During the third quarter of 2009, we incurred a loss on debt modification of approximately $1.3 million resulting from an amendment to our senior secured credit agreement which modified certain aspects of the credit facility including a reduction of the borrowing commitment. As such, we were required to proportionately reduce the amount of existing deferred financing fees to reflect the reduction in borrowing capacity. The loss on debt modification reflected the write-off of deferred financing fees associated with the credit facility. In addition, as a result of the repurchase of our $130 million 9.75% Senior Unsecured Notes on August 12, 2009, we incurred a loss on debt extinguishment of approximately $1.5 million. The loss on debt extinguishment reflected the write-off of remaining deferred financing fees associated with the Senior Unsecured Notes and the payment of a consent fee to the holders of such notes.

        As a result of an amendment to our senior secured credit agreement during 2008, which modified certain aspects of the credit facility including a reduction of the borrowing commitment and term, we were required to proportionately reduce the amount of existing deferred financing fees to reflect the reduction in borrowing capacity. In this regard, we incurred a loss on debt modification in the amount of $3.4 million during the first quarter of 2008 resulting from the write-off of deferred financing fees.

Provision for Income Taxes:

Continuing Operations:

        The income tax provision for continuing operations during 2009 was computed based on an effective income tax rate of 0.62% plus interest expense related to uncertain tax positions in income tax expense. The recorded income tax provision reflects a $2.7 million adjustment to the effective income tax rate for the year-to-date period due to the impact of permanent non-deductible expenses, including amounts related to lobbying efforts in Ohio, relative to our pre-tax income and a reduction in our estimated annual pre-tax income. During 2009, we recognized approximately $11,000 of interest expense (net of tax) related to uncertain tax positions.

        The income tax provision for continuing operations during 2008 was computed based on an effective income tax rate of 31.1% plus interest expense related to uncertain tax positions of approximately $82,000 (net of tax). In addition, the effective income tax rate for continuing operations during 2008 reflects amounts reclassified as discontinued operations.

Discontinued Operations:

        During the three months ended September 30, 2009, we obtained new information that caused us to reevaluate the recoverability of deferred tax assets aggregating approximately $2.9 million associated with certain impairment losses recorded in 2008. As a result, we determined that it was more likely than not that the deferred tax assets would be realized and a previously established valuation allowance of approximately $2.9 million was reversed. For the three months ended September 30, 2008, the recorded income tax benefit for discontinued operations reflects the aforementioned valuation allowance that was recorded for certain impairment losses for which realization of the tax benefit could not be assured at that time.

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

        North Metro's operations did not generate sufficient cash flow to service its indebtedness to Black Diamond Commercial Finance L.L.C. During the third and fourth quarters of 2008, we determined that there was substantial doubt as to whether we could recover our investment in North Metro. Accordingly, during the third and fourth quarters of 2008 we recorded impairment losses of $8.7 million (for which a tax benefit could not be recognized at that time).

        On April 3, 2009, we received notification that Black Diamond was pursuing legal action seeking (i) enforcement of our payment of the $1 million guarantee of North Metro's indebtedness and certain additional costs, and (ii) foreclosure of our subsidiary's pledged equity interest in North Metro. Pursuant to a settlement agreement with Black Diamond executed on May 27, 2009, we relinquished our interest in North Metro (the value of which we had already written down to $0) and paid $1 million to satisfy our obligations under the guarantee, which is included within loss from discontinued operations in our consolidated statements of operations for the nine months ended September 30, 2009. Concurrently, we entered into a Signal and Consulting Agreement with North Metro pursuant to which North Metro paid us $250,000 to provide consulting services with respect to its racing operations for a term of three years. On June 3, 2009, Black Diamond terminated the litigation with prejudice and we and Black Diamond executed mutual releases.

        During the nine months ended September 30, 2009, we recorded equity losses in North Metro of approximately $1.0 million. In addition, we recorded an income tax benefit of approximately $2.9 million during the three months ended September 30, 2009, related to the realization of deferred tax assets associated with the impairment losses of $8.7 million that were recorded in 2008. During the three and nine months ended September 30, 2008, we recorded equity losses in North Metro of $9.7 million and $12.1 million, respectively.

        The assets and liabilities of MTR-Harness, Inc. and its interest in North Metro have been reflected as assets and liabilities of discontinued operations in our consolidated balance sheets as of September 30, 2009 and December 31, 2008, and the operating results and cash flows have been reflected as discontinued operations for the three and nine months ended September 30, 2009 and 2008.

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

        During the nine months ended September 30, 2009, we incurred pre-tax losses on the discontinued operations of Jackson in the amount of $0.1 million. During the three and nine months ended September 30, 2008, we recorded equity losses in North Metro of $2.8 million and $3.3 million, respectively.

        The assets and liabilities of Jackson Racing, Inc. and its interest in Jackson Trotting have been reflected as assets and liabilities of discontinued operations in our consolidated balance sheets as of September 30, 2009 and December 31, 2008, and the operating results and cash flows have been reflected as discontinued operations for the three and nine months ended September 30, 2009 and 2008.

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

        During the nine months ended September 30, 2008, we earned pre-tax income on the discontinued operations of Speedway in the amount of $2.5 million (inclusive of the $2.8 million and $1.2 million gains on the sale of the real property and gaming assets, respectively).

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

        During the three months ended September 30, 2009, we incurred a pre-tax loss on the discontinued operations of Binion's in the amount of $0.3 million. During the nine-month periods, we incurred pre-tax losses of approximately $0.9 million in 2009 and $2.2 million in 2008 (inclusive of the additional losses on the sale of $0.9 million).

        In connection with our original acquisition of Binion's on March 11, 2004, we provided limited guarantees, which reduce each month as rental payments are made on certain land leases, some of which expired in March 2008 and March 2009, and two of which remain in effect. The two remaining guarantees expire in March 2010 and totaled approximately $0.8 million at September 30, 2009. Since July 2009, TLC has paid only a portion of total monthly rent with respect to one of the leases we guarantee. Upon the demand of the landlord that we make monthly payments pursuant to our guarantee, we paid the amounts demanded (approximately $228,000 in the aggregate as of September 30, 2009). These payments resulted in a charge to discontinued operations during the three months ended September 30, 2009.

        On June 11, 2009, we settled certain accounts due between the Company and HHLV Management Company, LLC, an affiliate of Harrah's Entertainment, Inc., by finalizing a previous agreement in principle and paid HHLV Management Company approximately $0.7 million, which represented $1.75 million of purchase price adjustment less approximately $1.1 million for other amounts HHLV Management Company owed us. This settlement resulted in a charge to discontinued operations of $420,000 during the nine months ended September 30, 2009.

CASH FLOWS

        Our operating activities produced $34.7 million in cash flow during the nine months ended September 30, 2009, compared to $26.1 million during the same period of 2008. Current period non-cash expenses included $25.8 million of depreciation and amortization and $2.8 million in write-offs of deferred financing and other fees resulting from the modification and extinguishment of long-term debt. In 2008, operating activities included non-cash expenses of $25.5 million of depreciation and amortization and $3.4 million in write-offs of deferred financing fees resulting from modifications of long-term debt. Included in cash flows from operating activities for 2009 was $0.3 million used in discontinued operations compared to $9.6 million provided by discontinued operations for 2008. In 2008, cash flow provided by discontinued operations included $12.1 million of equity in loss of North Metro Harness Initiative, LLC and a $2.6 million impairment loss related to Jackson Trotting Association, LLC.

        Net cash used in investing activities was $9.9 million during the nine months ended September 30, 2009, comprised primarily of capital expenditures of $10.7 million. During the nine-month period of 2008, net cash provided by investing activities was $30.7 million. In 2008, we invested $9.6 million in property and equipment and generated proceeds (net of closing and other costs) from the sale of Speedway and Binion's in the amounts of $12.9 million and $28.0 million, respectively. Included in cash flows from investing activities for 2008 was $0.9 million used in discontinued operations.

        Net cash used in financing activities was $17.9 million during the nine months ended September 30, 2009, compared to $53.1 million used in financing activities during the same period of 2008. Financing activities for 2009 included net proceeds of $238.1 from the issuance of our $250 million Senior Secured Notes, together with cash on hand, were utilized to repurchase our Senior Unsecured Notes for $130.1 million, repay amounts outstanding of $100.2 million under our senior secured revolving credit facility and pay various financing costs aggregating $13.4 million. Other principal payments on long-term obligations aggregated $11.7 million in 2009. Financing activities for 2008 included principal payments on long-term obligations aggregating $50.0 million, which included $27.6 million from the proceeds on the sale of Binion's. Included in cash flows from financing activities for 2008 was $23,000 used in discontinued operations.

LIQUIDITY AND SOURCES OF CAPITAL

        We had working capital of $11.8 million as of September 30, 2009, and our unrestricted cash balance amounted to $35.9 million. At September 30, 2009, the balances in bank accounts owned by Mountaineer's horsemen, but to which we contribute funds for racing purses, exceeded our purse payment obligations by $1.0 million. This amount is available for payment of future purse obligations at our discretion and in accordance with the terms of its agreement with the Horsemen's Benevolent & Protective Association ("HBPA"). We also earn the interest on balances in these accounts.

        On August 12, 2009, after previously receiving the required consents of our Senior Subordinated Note holders, we completed the offering of $250 million in aggregate principal amount of 12.625% Senior Secured Notes due July 15, 2014, at an issue price of 95.248% of the principal amount of the Senior Secured Notes. The net proceeds of the sale of the Senior Secured Notes, together with cash on hand of approximately $9.1 million, were utilized to:

  •
  repurchase all of our outstanding $130 million 9.75% Senior Unsecured Notes due April 1, 2010, that were tendered in connection with the cash tender offer and consent solicitation and pay the accrued and unpaid interest and consent fees in connection with the tender offer and consent solicitation;

  •
  repay $100.2 million outstanding under our existing senior secured revolving credit facility plus accrued and unpaid interest; and

  •
  pay consent fees in connection with the solicitation of consents to certain amendments to the indenture governing the Senior Subordinated Notes.

        Under the terms of the offer to purchase the Senior Unsecured Notes, holders who tendered their notes received $1,005 per $1,000 in principal amount validly tendered. We received tenders and consents from 100% of our $130 million Senior Unsecured Notes. Under the terms of the Senior Subordinated Notes consent solicitation, holders of approximately $124.8 million of the $125 million 9% Senior Subordinated Notes who delivered consents received $15 per $1,000 in principal amount of the notes.

        We incurred a pre-tax loss on the refinancing of approximately $1.5 million during the three months ended September 30, 2009.

        On October 13, 2009, we completed the offering of $10 million in aggregate principal amount of 12.625% Senior Secured Notes due July 15, 2014, at an issue price of 96.000% of the principal amount of the Senior Secured Notes. The additional notes form a part of the same series as our previously issued and outstanding Senior Secured Notes. The net proceeds of this offering will be used for general corporate purposes.

        The $260 million 12.625% Senior Secured Notes will mature on July 15, 2014, with interest payable semi-annually on January 15 and July 15 of each year. On or after July 15, 2011, we may redeem some or all of the Senior Secured Notes at any time at redemption prices that will decrease from 106.313% for redemptions after July 15, 2011 to 103.156% after July 15, 2012 to 100% after July 15, 2013. In addition, if we experience certain change of control events (as defined in the indenture governing the Senior Secured Notes), we must offer to repurchase the notes at 101% of their principal amount, plus accrued and unpaid interest. The Senior Secured Notes will be guaranteed fully and unconditionally on a senior secured second priority basis by current subsidiaries consisting of Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc., as well as future subsidiaries other than our immaterial subsidiaries, our unrestricted subsidiaries (as defined in the indenture governing the Senior Secured Notes) and Speakeasy Gaming of Las Vegas, Inc., MTR-Harness, Inc. and Jackson Racing, Inc. The Senior Secured Notes will be secured on a second priority basis (subject to permitted prior liens including borrowings under the Amended and Restated Credit Facility discussed below) by a security interest in substantially all of the assets (other than excluded assets, including capital stock of our subsidiaries, cash and deposit accounts, certain real property, gaming licenses and certain gaming equipment that cannot be pledged pursuant to applicable law) of the Company and the guarantors.

        Under the registration rights agreement applicable to the Senior Secured Notes, we are required to file an exchange offer registration statement within 90 days following the date of issuance of the Senior Secured Notes, to use commercially reasonable efforts to have the exchange offer registration statement declared effective within 180 days following the date of issuance of the Senior Secured Notes, and to consummate an offer to exchange the Senior Secured Notes for equivalent registered securities within 45 days of the registration statement being declared effective. In addition, under certain circumstances, we are required to file a shelf registration statement to cover resales of the Senior Secured Notes. The Securities and Exchange Commission has broad discretion to determine whether any registered exchange offer or shelf registration statement will be declared effective and may delay or deny the effectiveness of any such registration statement filed by us for a variety of reasons. We will be required to pay liquidated damages on the Senior Secured Notes if we fail to comply with certain requirements in connection with the exchange offer registration statement and, if applicable, a shelf registration statement. Failure to have any registration statement declared effective by the Securities and Exchange Commission could adversely affect the liquidity and value of the Senior Secured Notes.

        On July 24, 2009, we executed the Limited Consent and Fifth Amendment to Fifth Amended and Restated Credit Agreement (the "Fifth Amendment"), dated as of July 15, 2009. The Fifth Amendment became effective, and its provisions were implemented, upon the completion of our refinancing of the Senior Unsecured Notes and voluntary prepayment of all amounts outstanding under the existing senior secured revolving credit facility ($100.2 million at August 12, 2009). The Fifth Amendment amended the existing credit facility and provided for $20.0 million of revolving borrowing capacity (the "Amended and Restated Credit Facility"). Commitments under the Amended and Restated Credit Facility were reduced by $2.75 million in September 2009 and will reduce by an additional $5.5 million in December 2009. In addition, the Amended and Restated Credit Facility requires us to permanently repay amounts outstanding, and reduce the commitment thereunder, with the proceeds from certain asset sales and insurance from events of loss, the incurrence of debt or sales of capital stock. The maturity date of the Amended and Restated Credit Facility is March 31, 2010. Borrowings under the Amended and Restated Credit Facility bear interest at a margin of 5.0% above the base rate (i.e. prime), or 6.0% above the LIBOR rate, subject to specified floors on LIBOR and the base rate, as provided by the Amended and Restated Credit Facility.

        As a result of the Fifth Amendment and the reduction in borrowing capacity, we were required to proportionately reduce the amount of existing deferred financing costs. Consequently, we recorded a write-off of deferred financing costs of approximately $1.3 million during the three months ended September 30, 2009. (A Sixth Amendment, also executed in August of 2009, relates to assignment of the loan among the Company's secured creditors in certain circumstances.)

        On October 13, 2009, we executed the Seventh Amendment to Fifth Amended and Restated Credit Agreement (the "Seventh Amendment"). The Seventh Amendment permitted the sale of the $10 million of additional 12.625% Senior Secured Notes and reduced the borrowing capacity from $20 million to $10 million, subject to the mandatory commitment reduction of $5.5 million in December 2009. As a result of the Seventh Amendment and the reduction in borrowing capacity, we were required to proportionately reduce the amount of existing deferred financing costs resulting in a loss on debt modification of approximately $350,000.

        The Amended and Restated Credit Facility includes certain financial and other covenants set forth therein. The Amended and Restated Credit Facility contains an interest coverage ratio of 1.50 to 1.00, a secured leverage ratio of 4.00 to 1.00 to September 30, 2009, and 3.75 to 1.00 from October 1, 2009, and a priority senior secured leverage ratio of 0.50 to 1.00. Each such ratio is measured on a quarterly basis. We maintained compliance with these covenants as of September 30, 2009. Although we anticipate that we will maintain compliance with these covenants for the remaining quarter in the year ending December 31, 2009, failure to meet these financial tests could result in a demand for the acceleration of repayment of amounts outstanding under the credit facility and would have a material adverse effect on our financial position and could raise substantial doubts as to our ability to continue as a going concern.

        The Amended and Restated Credit Facility also includes restrictions on our ability to make capital expenditures; changes in the nature of our businesses; sale of all or a substantial or material portions of our assets; mergers, acquisitions, consolidations, reorganizations and recapitalizations; investments; additional indebtedness; guarantees; leases; dividends and distributions; liens; debt repayments; sale-leasebacks; lease expenditures; and transactions with affiliates. A payment default or an acceleration of indebtedness in excess of $10.0 million as a result of an event of default under the Amended and Restated Credit Facility would give rise to an event of default under the indentures governing the Senior Secured Notes and the Senior Subordinated Notes which would entitle the holders of the notes to exercise the remedies provided in the indentures, subject to the restrictions set forth in the inter-creditor agreement between the Company, note holders and banks participating in the Amended and Restate Credit Facility.

        Obligations under the Amended and Restated Credit Facility are guaranteed by each of our operating subsidiaries. Borrowings under the Amended and Restated Credit Facility and the subsidiary guarantees are secured by substantially all of our assets and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees.

        Commencing in the second quarter of 2008 and until the Senior Subordinated Notes are no longer outstanding, we are required to pay consent fees of $5.00 per $1,000 of principal to the holders of our Senior Subordinated Notes if we do not satisfy certain quarterly financial ratios. We have not met these ratios and therefore recorded additional expense of $625,000 and $1,875,000 for the three and nine months ended September 30, 2009, respectively. We also anticipate that we will have to pay these fees in the fourth quarter of 2009.

        With the completion of our refinancing transactions, we expect that we will fund our liquidity needs with cash on hand, cash flow from operations, anticipated proceeds from the sale of non-core assets and availability under our $10.0 million revolving Amended and Restated Credit Facility. However, as stated previously, the borrowing capacity under the Amended and Restated Credit Facility will be reduced by $5.5 million in December 2009, and will mature on March 31, 2010. We cannot assure you that we will be able to obtain a replacement revolving credit facility on terms that are acceptable to us, or at all. If we are unable to generate sufficient cash flow in the future and enter into a replacement credit facility, we may be unable to fund our operations or satisfy our debt obligations. Further, if we are unable to raise additional capital, including replacing our Amended and Restated Credit Facility, we may be unable to make timely payments toward license fees and other required expenditures if video gaming at Ohio racetracks is permitted or table gaming expansion occurs in Pennsylvania, which could have a material adverse effect on our liquidity position, business, financial condition and results of operations.

        At September 30, 2009, there were no borrowings outstanding under the credit facility except for letters of credit for approximately $1.1 million (which reduced to $0.6 million in October 2009). At December 31, 2008, borrowings of $101.9 million and letters of credit for approximately $1.5 million were outstanding under the credit facility.

        After giving effect to the financing transaction consummated by the Company subsequent to September 30, 2009, we would have total debt in aggregate principal amount of $395.8 million, $270.8 million in aggregate principal amount which would have been secured. Our substantial debt could have significant effects on our business. See "Item 1A. Risk Factors—Risks Related to Our Capital Structure" which is included in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as other recent filings with the Securities and Exchange Commission.

        The following contractual cash obligations have been updated from those which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 to reflect the refinancing transaction discussed above (see Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital in the Annual Report on Form 10-K for the year ended December 31, 2008).

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(unaudited, in millions)
Contractual cash obligations:
Long-term debt and capital lease obligations	$385.8	$8.7	$126.7	$250.4	$—

Total	$385.8	$8.7	$126.7	$250.4	$—

Capital Expenditures:

        During the nine months ended September 30, 2009, additions to property and equipment and other capital projects for continuing operations aggregated $10.7 million. Expenditures included approximately $6.2 million related to upgrading slot machine and related gaming equipment at Mountaineer and $3.0 million related to on-going construction projects (including $2.0 million related to the construction of grooms' quarters at Presque Isle Downs). We anticipate spending up to a total of approximately $16.7 million during 2009 on capital expenditures. At September 30, 2009, approximately $2.9 million of liabilities is outstanding relating to construction, equipment and development. We anticipate that this amount and our capital requirements for 2009, will be financed with cash on hand, cash flow from operations, proceeds from the sale of non-core assets and excess land holdings, and, to the extent necessary, availability under our credit facility.

Commitments and Contingencies:

        On July 13, 2009, the governor of Ohio signed an executive order directing the Ohio Lottery to take action to implement, and the Ohio legislature approved a budget bill enabling, video lottery terminals at Ohio's seven horse tracks, including Scioto Downs. On July 20, 2009, an action was filed with the Ohio Supreme Court seeking a writ of mandamus to compel the Secretary of State of the State of Ohio to treat the video lottery provisions of the budget bill as subject to voter referendum, claiming that the video lottery provisions of the budget bill are subject to voter referendum because they constitute a permanent change in law that is not exempt from the referendum requirements contained in the Ohio constitution. On September 21, 2009, the Ohio Supreme Court issued an opinion finding that the video lottery provisions of the budget bill are subject to voter referendum. The Ohio Supreme Court also granted the plaintiffs an extension to December 20, 2009 to circulate a petition that, if signed by a sufficient number of voters, would give Ohio voters the right to overturn the provisions of the Ohio legislation permitting video lottery and effectively determine whether video gaming will be permitted at Ohio racetracks. The petition requires approximately 241,365 signatures to put the referendum on the ballot. If the necessary signatures are obtained to bring the measure to ballot, the vote on gaming at racetracks in Ohio is unlikely to occur prior to November 2010 and there can be no assurance that the requisite voter approval will be obtained or, if obtained, when gaming would commence at Scioto Downs. If the necessary signatures for the referendum petition are not obtained, the Ohio legislation enabling video lottery will remain effective, subject to the success of other pending challenges described below.

        The Ohio legislation enabling video lottery is also subject to a lawsuit filed on September 3, 2009 asserting that expanded gaming activities at racetracks violates the Ohio constitution and requires voter approval. The lawsuit alleges that slot machines are not lottery games that were approved by Ohio voters in authorizing the lottery and that the allocation of profits between the state of Ohio and racetracks violates Ohio constitutional provisions earmarking lottery proceeds for education. The Ohio legislation enabling video lottery is also subject to a lawsuit filed on September 14, 2009 asserting, in addition to the assertions in the prior two lawsuits, that the legislation is unconstitutional, because, among other things, it violates the Ohio constitution's requirements that no bill shall contain more than one subject, that every bill shall be considered by each House on three different days, that the state's credit not be used in aid of any individual, association or corporation, and that all proceeds generated by the lottery be used to support education in the state. If the Ohio Supreme Court determines that video lottery at Ohio racetracks violates the Ohio constitution, such activities would not be permitted without an amendment to the Ohio constitution approved by voter referendum. There can be no assurance that gaming activities will commence in Ohio, that the pending challenges will be unsuccessful or, that if either or both of such challenges are successful, that an amendment to the Ohio constitution would be approved or, if approved, of the timing of such approval or commencement of gaming activities at Ohio racetracks.

        We timely filed our application for licensing of video gaming at Scioto Downs on September 15, 2009. On September 16, 2009, we received from the Director of the Ohio Lottery Commission a Notice of Intent to Issue a Conditional or Video Lottery License and a demand that we pay the first of five $13 million licensing fee installments by the close of business that day. Because of the uncertainty surrounding the pending lawsuits challenging video lottery gaming at the Ohio racetracks and the absence of a clear statement in Ohio law that the installment payments would be timely refunded in the event the legal challenges to video lottery were successful, five of the seven applicants, including Scioto Downs, did not pay the first installment of the license fee. On September 30, 2009, citing the fact that the Ohio Supreme Court's September 21, 2009 decision made it a practical impossibility to use video lottery revenue in the state's current budget, and his intention to seek a declaratory judgment that the Ohio Lottery can implement video lottery without legislative approval, the governor of Ohio announced that the Ohio Lottery Commission would be returning all application fees and license fees previously paid by the state's racetrack owners.

        On November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at both Mountaineer Casino and Presque Isle Downs commencing approximately in 2013. A casino in Columbus will increase competition at Scioto Downs. We intend to be proactive in our efforts to mitigate the effects of such competition, including continuing our efforts to introduce gaming at Scioto Downs as the Governor of Ohio has proposed and table gaming at Presque Isle Downs, providing first-class customer service at all of our facilities, and further reducing our costs.

        Even if gaming is permitted at Scioto Downs following the resolution of the pending litigation and satisfaction of any applicable voter referendum requirements, the recent passage of a referendum permitting casino gaming may materially adversely affect our ability to obtain financing to pay the license fees and otherwise make necessary investments at Scioto Downs to permit gaming and comply with the conditions to licensing. Additionally, tax rates on the revenue from such casinos would be substantially lower than the tax rates proposed by the Governor of Ohio to be imposed on video lottery at the racetracks, resulting in a competitive advantage for the casinos. Such new competition may have a material adverse effect on our business, financial condition and results of operations. Through November 9, 2009, we spent approximately $9.7 million in the aggregate opposing the November 3 referendum. See "Part II, Item 1A, Risk Factors—We face significant competition from other gaming and racing facilities, and increased competition could have a material adverse effect on us; recent passage of a referendum authorizing four casinos in Ohio will create significant new competition."

        The Company intends to engage a real estate broker and review its non-operating land holdings to determine properties that should be considered for sale. Properties that are to be disposed of or considered held for sale will be reviewed to determine if an impairment in value is indicated based upon fair value estimates received from the independent broker. Impairment will be measured based on a comparison of the carrying value of the property to its fair value less costs of disposal.

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

        In connection with our original acquisition of Binion's on March 11, 2004, we provided limited guarantees, which reduce each month as rental payments are made on certain land leases, some of which expired in March 2008 and March 2009, and two of which remain in effect. The two remaining guarantees expire in March 2010 and totaled approximately $0.8 million at September 30, 2009. TLC remains obligated to use its reasonable best efforts to assist us in obtaining releases of these guarantees, to pay the rent underlying the leases we guaranty on a timely basis, and to indemnify us in the even we are required to pay the land lease obligations pursuant to the guarantees.

        Since July 2009, TLC has paid only a portion of total monthly rent with respect to one of the leases we guarantee. Upon the demand of the landlord that we make monthly payments pursuant to our guarantee, we paid the amounts demanded (approximately $228,000 in the aggregate), thus curing the events of default. We have demanded reimbursement from TLC, and on August 5, 2009 commenced legal action for indemnification pursuant to the Stock Purchase Agreement. On October 27, 2009, we reached a settlement with TLC whereby TLC agreed to confess judgment as to amounts we paid and amounts that may be paid by us through the expiration of the guarantees, certain legal fees and interest at the rate of 10% on amounts actually paid by us with respect to the rental payments. We agreed to forbear from enforcing the judgment for two years, provided however that the forbearance will terminate under certain conditions, including if TLC fails to timely make any of the agreed payments or there is a change in control of TLC. During the forbearance period, TLC is also obligated to make payments in partial satisfaction of the judgment in the event TLC raises any capital through debt or equity.

        In connection with planned infrastructure improvements at Presque Isle Downs & Casino, we were required to establish an escrow deposit in 2006 for the benefit of the Pennsylvania Department of Transportation of approximately $5.0 million. Approximately $4.0 million was returned to us through 2008. At September 30, 2009, the deposit amounted to approximately $1.0 million, which is expected to be returned to us by November 2009.

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

        In January 2008, we entered into an agreement, as subsequently amended, to sell three acres associated with an off-track wagering facility in Erie, Pennsylvania that we purchased in 2007. Through September 30, 2009, we received an aggregate of $650,000 in non-refundable deposits from the purchaser. Under the provisions of the sale agreement, the transaction is expected to close no later than December 31, 2009.

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

        As disclosed in the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2008, we previously had a deferred compensation agreement with Edson R. Arneault, in his capacity as our former Chairman, President and Chief Executive Officer. Pursuant to the terms of this agreement, we had purchased split-dollar life insurance policies on Mr. Arneault's life (face amount of $4.8 million and annual premium of $150,000). The Company is the owner and beneficiary of the policies. As a result of an amendment to the deferred compensation agreement and Mr. Arneault's departure from the Company on October 31, 2008 prior to reaching the age of sixty-five (65), we believe we have no liability to Mr. Arneault under the aforementioned agreement, although the Company has continued to make premium payments under the insurance policies. On July 24, 2009, however, we received written notification from counsel to Mr. Arneault alleging that Mr. Arneault is entitled to benefits under the agreement. On October 8, 2009, Mr. Arneault filed a complaint in the Circuit Court of Hancock County, West Virginia, which named as defendants the Company, its affiliates and various other parties. The complaint does not specify a damage amount sought from the defendants. The complaint alleged, among other things, that the Company was required to continue to pay annual premiums on insurance policies under the deferred compensation and employment agreements between the Company and Mr. Arneault. In conjunction with Mr. Arneault's departure from the Company on October 31, 2008, the Company recorded the obligation with respect to the insurance premiums and the Company has continued to pay such premiums as they become due and payable. We believe that the legal action filed by Mr. Arneault is without merit and intend to vigorously defend this matter.

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

        We believe that our cash balances, cash flow from operations, anticipated proceeds from the sale of non-core assets and availability under our credit facility (approximately $9.4 million as of October 31, 2009, subject to mandatory scheduled commitment reductions of $5.5 million in December 2009 and maturity March 31, 2010) will be sufficient to cover any capital required to fund maturing debt obligations and any other contemplated capital expenditures and short-term funding requirements for the next twelve months, with the exception of amounts required for the licensing and construction of a video lottery facility at Scioto Downs if permitted by law and table game expansion in Pennsylvania. The conditions applicable to video gaming at Ohio racetracks, which are subject to possible voter referendum and various legal challenges, were expected to require the payment of a $65 million license fee, an investment of $80 million in the gaming facilities over a five year period and that the State of Ohio retain 50% of the revenues from video lottery terminals. We intend to lobby for lower licensing fees and taxes in light of the anticipated competition from casinos authorized by the November 3 referendum, but we cannot assure you that we will be successful. We may also be required to share a portion of our revenues with horse owners and trainers at Scioto Downs. We will require additional financing to, among other things, pay required license fees and fund the expansion and improvement of the Scioto Downs facilities to comply with licensing requirements and accommodate video lottery gaming if it is ultimately successful. The indenture governing the new Senior Secured Notes, the indenture governing the Senior Subordinated Notes and the Amended and Restated Credit Facility limit our ability to incur additional indebtedness and pay the required license fees. We would be required to seek the consent of the lenders under our existing Amended and Restated Credit Facility to incur the indebtedness necessary to fund our cash needs in connection with commencing slot gaming at Scioto Downs and to sell equity securities without repaying amounts outstanding under the Amended and Restated Credit Facility. We cannot assure you that such lenders would grant the necessary consents. While the indentures for the new Senior Secured Notes and the Senior Subordinated Notes, as recently amended, will allow us to incur indebtedness to fund development of future gaming operations, like slot gaming at Scioto Downs and table gaming in Pennsylvania, the indentures governing those notes require us to obtain equity financing in the amount of 40% and 50%, respectively, of the total financed costs in excess of the permitted indebtedness. We cannot assure you that we will be able to obtain the necessary debt or equity financing on terms that are acceptable to us, or at all.

Outstanding Options:

        As of November 9, 2009, there were outstanding options to purchase 1,309,500 shares of our common stock. If all such stock options were exercised, we would receive proceeds of approximately $9.6 million. We utilize the treasury stock method in determining the dilutive effect of outstanding stock options. Our basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences. Options to purchase 1,309,500 shares and 1,535,800 shares of common stock were outstanding for the nine months ended September 30, 2009 and 2008, respectively, but were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. However, with the issuance of the fixed rate Senior Secured Notes in August and October 2009 and Senior Subordinated Notes in May 2006, our exposure to interest rate changes is limited to amounts outstanding under our Fifth Amended and Restated Credit Agreement, as amended, subject to mandatory scheduled commitment reductions (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included elsewhere in this report).

        Depending upon the amounts outstanding under our Fifth Amended and Restated Credit Agreement, as amended, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $100,000.

        At September 30, 2009, the fair value of our senior secured revolving credit facility and other long-term debt approximates the carrying value, except for our $250 million Senior Secured Notes and $125 million Senior Subordinated Notes for which the fair value was determined based upon market quotes. The aggregate fair value of the Senior Secured Notes and Senior Subordinated Notes was $338.5 million at September 30, 2009.

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

PART II
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Gary Birzer and Amy Birzer v. MTR Gaming Group, Inc. and Mountaineer Park, Inc, et. al, Civil Action No. 06-C-2-W, Circuit Court of Hancock County, West Virginia. On January 17, 2006, Gary Birzer, a jockey who was injured during a race at Mountaineer in July 2004, filed a first amended complaint in which he alleges that Mountaineer was negligent in its design, construction and maintenance of the racetrack as well as in its administration of races. Mr. Birzer sought medical expenses to date of $550,000, future medical expenses, unspecified lost wages and other damages resulting from his injuries. Mr. Birzer sought in excess of $10 million in damages. Mr. Birzer's wife sought $2 million for loss of consortium. On August 27, 2009, we settled the Birzers' claims, which were covered and paid under our general liability insurance policy, and the case was dismissed with prejudice.

        On October 8, 2009, Edson R. Arneault, former Chairman, President and CEO of the Company, initiated a legal action which named as defendants the Company, and certain of its affiliates and various other parties regarding a dispute under Mr. Arneault's deferred compensation agreement and employment agreements. The complaint, filed in the Circuit Court of Hancock County, West Virginia, does not specify a damage amount sought from the defendants. The complaint alleged, among other things, that the Company is required to continue to pay annual premiums on certain insurance policies under the deferred compensation and employment agreements between the Company and Mr. Arneault. In conjunction with Mr. Arneault's departure from the Company on October 31, 2008, the Company recorded the obligation with respect to the insurance premiums and the Company has continued to pay such premiums as they become due and payable. The Company is the owner and beneficiary of the policies. It is our position that we no longer have a liability to Mr. Arneault under the aforementioned agreement. We believe that the legal action filed by Mr. Arneault is without merit and intend to vigorously defend this matter.

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

ITEM 1A.    RISK FACTORS

        The Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 and on Form 10-Q for the quarter ended June 30, 2009, are updated and supplemented as follows:

We face significant competition from other gaming and racing facilities, and increased competition could have a material adverse effect on us; recent passage of a referendum authorizing four casinos in Ohio will create significant new competition.

        Gaming Operations.    We face substantial competition in each of the markets in which our gaming facilities are located. Some of the competitors have significantly greater name recognition and financial and marketing resources than we do; some are permitted to conduct additional forms of gaming; and some pay substantially lower taxes than we do, which may permit them to spend more for marketing and promotions and thus gain a competitive advantage over us. All of our gaming operations primarily compete with other gaming operations in their geographic areas. New expansion and development activity is occurring in each of the relevant markets. These factors, as well as the legalization of other forms of gaming, such as casino table gaming, in the markets in which our gaming facilities are located, may intensify competitive pressures and could have a material adverse effect on us. For example, video lottery at racetracks in Ohio pursuant to the recent executive order and legislation approving such gaming activities would compete with Mountaineer and Presque Isle Downs, and new gaming operations in Ohio as a result of the November 3, 2009 referendum will also compete with Mountaineer and Presque Isle Downs and may have a material adverse effect on our business, financial condition and results of operations. For the month of September 2009, approximately 72% of the total amount played in Mountaineer's slot machines was attributable to customers from Ohio and approximately 49% of the total amount played in Presque Isle Downs' slot machines was attributable to customers from Ohio. Specifically, 10% of amounts played at Mountaineer's slot machines and 23% of the amount played at Presque Isle Downs in September 2009 was attributable to customers from Cuyahoga County, Ohio, which is the location of one of the planned casinos and Thistledown, one of the racetracks that is expected to offer slot gaming, and is near Northfield Park, another racetrack expected to offer slot gaming. As a result, we expect that future gaming operations at the downtown Cleveland casino, Thistledown and Northfield Park would compete with gaming operations at Mountaineer and Presque Isle Downs. In addition, gaming operations at the casino planned for Columbus and Beulah Park, a harness racetrack in Columbus, Ohio, would compete with gaming operations at Scioto Downs. While we believe that the approval of slot gaming at Scioto Downs may positively impact our financial condition and results of operations, we also expect that such gaming activity, as well as gaming activity at the planned Ohio casinos, will negatively impact our results of operations at Mountaineer and Presque Isle Downs and that such negative impact may be material.

        The November 3, 2009 referendum permits a casino in each of Cleveland, Cincinnati, Toledo and Columbus. A casino in Cleveland will compete with gaming operations at both Mountaineer and Presque Isle Downs and a casino in Columbus will compete with Scioto Downs. Each casino may have up to 5,000 slot machines as well as any other casino games authorized in any state that borders Ohio. Accordingly, we expect these casinos to create significant new competition. In addition, even if gaming is permitted at Scioto Downs following the resolution of the pending litigation and satisfaction of any applicable voter referendum requirements, the recent passage of the November 3, 2009 referendum permitting casino gaming may materially adversely affect our ability to obtain financing, to pay the license fees and otherwise make necessary investments at Scioto Downs to permit gaming and comply with the conditions to licensing. Additionally, tax rates on the revenue from such casinos would be substantially lower than the tax rates proposed by the Governor of Ohio to be imposed on video lottery at the racetracks, resulting in a competitive advantage for the casinos. Such new competition may have a material adverse effect on our business, financial conditions and results of operations.

        In West Virginia, Mountaineer continues to face competition from limited video lottery machines ("LVLs") in local bars and fraternal organizations. The law authorizes up to 9,000 slot machines in adults-only facilities throughout West Virginia. No more than five slot machines are allowed in each establishment licensed to sell alcoholic beverages; and no more than ten slot machines are allowed in each licensed fraternal organization. In addition, Pennsylvania's slot machine law contemplates the installation of slot machines at up to fourteen locations: (i) seven racetracks (including Presque Isle Downs) each with up to 3,000 slots initially and with the ability to apply to the Pennsylvania Gaming Control Board ("PGCB") for up to 5,000 slots (six of which, including Presque Isle Downs, are currently operating); (ii) five stand-alone slot parlors with up to 5,000 slots (three of which have opened); and (iii) two resort locations with up to 500 slots each. In June 2007, The Meadows Racetrack & Casino, a harness racetrack approximately 40 miles southeast of Mountaineer, opened its temporary slots casino with 1,825 slot machines, and in April 2009 opened its permanent casino with over 3,700 slot machines and various food and beverage outlets. In August of 2009, The Rivers Casino opened with 3,000 slot machines and four food and beverage outlets in downtown Pittsburgh, approximately a one-hour drive from Mountaineer and a two-hour drive from Presque Isle Downs. In September 2009, 6% of the amounts played at Mountaineer's slot machines and 1% of the amounts played at Presque Isle Downs' slot machines was attributable to customers from Allegheny County, Pennsylvania, the county in which the Rivers Casino is located. Additionally, in September 2007, the

Pennsylvania Harness Horse Racing Commission granted a license to build Valley View Downs in Lawrence County, Pennsylvania, approximately 45 miles from Mountaineer and 90 miles from Presque Isle Downs; and in November 2007, Valley View applied to the PGCB for the final Category 1 racetrack slot machine license. The Gaming Control Board has taken no action on the application, and in September 2008, the owners of the project announced that they had no financing for the project and intended to sell the opportunity. On October 28, 2009, Valley View filed for Chapter 11 bankruptcy protection and its parent corporation, Centaur, Inc., defaulted on its $492 million debt, the effect of which on the Valley View project is unknown. Mountaineer (and to a lesser extent, Presque Isle Downs) compete with The Rivers Casino for slot patrons. Likewise, if Valley View Downs obtains a slot license and successfully opens a slot facility, it too would represent new competition for Mountaineer and, to a lesser extent, Presque Isle Downs.

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

        Racing and Pari-mutuel Operations.    Mountaineer's racing and pari-mutuel operations compete directly for wagering dollars with Wheeling Downs, which is located approximately 50 miles from Mountaineer; Thistledown and Northfield Park, which are located approximately 85 miles to the northwest of Mountaineer in Cleveland, Ohio; and The Meadows, located approximately 40 miles southeast of Mountaineer in Washington, Pennsylvania. Wheeling Downs conducts pari-mutuel greyhound racing and casino gaming. Thistledown and Northfield Park conduct pari-mutuel horse racing but not video lottery or slot gaming. The Meadows conducts live harness racing, simulcasting and slot gaming. Mountaineer would also compete for pari-mutuel wagering patrons with Valley View Downs in Lawrence County, Pennsylvania, approximately 45 miles from Mountaineer, if it is constructed and opened. Since commencing export simulcasting in August 2000, Mountaineer competes with racetracks across the country to have its signal carried by off-track wagering parlors. Mountaineer also competes for wagering dollars with off-track wagering facilities in Ohio and Pennsylvania, and competes with other tracks for participation by quality racehorses.

        Presque Isle Downs faces competition from other racetracks in Pennsylvania and off-track wagering facilities in Pennsylvania and West Virginia, as well as from casinos in Western New York. Presque Isle Downs will also compete with Valley View Downs if it is constructed and opens.

        Scioto Downs competes primarily with Beulah Park, a harness racetrack also located in Columbus, Ohio (although currently Scioto Downs and Beulah Park do not operate on the same dates), and to a lesser extent, casino gambling in Indiana and Michigan. Further, Scioto Downs faces competition from off-track wagering facilities in Ohio, Pennsylvania and West Virginia.

        Increased competition may require the us to make substantial capital expenditures to maintain and enhance the competitive positions of our properties, including updating slot machines to reflect changing technology, refurbishing rooms and public service areas periodically, replacing obsolete equipment on an ongoing basis, and making other expenditures to increase the attractiveness and add to the appeal of our properties, including increased marketing and promotions.

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

The future of slot gaming and video lottery at Scioto Downs is uncertain.

        On July 13, 2009, the governor of Ohio signed an executive order directing the Ohio Lottery to take action to implement, and the Ohio legislature approved a budget bill enabling, video lottery terminals at Ohio's seven horse tracks, including Scioto Downs. On July 20, 2009, an action was filed with the Ohio Supreme Court seeking a writ of mandamus to compel the Secretary of State of the State of Ohio to treat the video lottery provisions of the budget bill as subject to voter referendum, claiming that the video lottery provisions of the budget bill are subject to voter referendum because they constitute a permanent change in law that is not exempt from the referendum requirements contained in the Ohio constitution. On September 21, 2009, the Ohio Supreme Court issued an opinion finding that the video lottery provisions of the budget bill are subject to voter referendum. The Ohio Supreme Court also granted the plaintiffs an extension to December 20, 2009, to circulate a petition that, if signed by a sufficient number of voters, would give Ohio voters the right to overturn the provisions of the Ohio legislation permitting video lottery and effectively determine whether video gaming will be permitted at Ohio racetracks. The petition requires approximately 241,365 signatures to put the referendum on the ballot. If the necessary signatures are obtained to bring the measure to ballot, the vote on gaming at racetracks in Ohio is unlikely to occur prior to November 2010 and there can be no assurance that the requisite voter approval will be obtained or, if obtained, when gaming would commence at Scioto Downs. If the necessary signatures for the referendum petition are not obtained, the Ohio legislation enabling video lottery will remain effective, subject to the success of other pending challenges described below.

        The Ohio legislation enabling video lottery is also subject to a lawsuit filed on September 3, 2009 asserting that expanded gaming activities at racetracks violates the Ohio constitution and requires voter approval. The lawsuit alleges that slot machines are not lottery games that were approved by Ohio voters in authorizing the lottery and that the allocation of profits between the state of Ohio and racetracks violates Ohio constitutional provisions earmarking lottery proceeds for education. The Ohio legislation enabling video lottery is also subject to a lawsuit filed on September 14, 2009 asserting, in addition to the assertions in the prior two lawsuits, that the legislation is unconstitutional, because, among other things, it violates the Ohio constitution's requirements that no bill shall contain more than one subject, that every bill shall be considered by each House on three different days, that the state's credit not be used in aid of any individual, association or corporation, and that all proceeds generated by the lottery be used to support education in the state. If the Ohio Supreme Court determines that video lottery at Ohio racetracks violates the Ohio constitution, such activities would not be permitted without an amendment to the Ohio constitution approved by voter referendum. There can be no assurance that gaming activities will commence in Ohio, that the pending challenges will be unsuccessful or, that if either or both of such challenges are successful, that an amendment to the Ohio constitution would be approved or, if approved, of the timing of such approval or commencement of gaming activities at Ohio racetracks.

        We timely filed our application for licensing of video gaming at Scioto Downs on September 15, 2009. On September 16, 2009, we received from the Director of the Ohio Lottery Commission a Notice of Intent to Issue a Conditional or Video Lottery License and a demand that we pay the first of five $13 million licensing fee installments by the close of business that day. Because of the uncertainty surrounding the pending lawsuits challenging video lottery gaming at the Ohio racetracks and the absence of a clear statement in Ohio law that the installment payments would be timely refunded in the event the legal challenges to video lottery were successful, five of the seven applicants, including Scioto Downs, did not pay the first installment of the license fee. On September 30, 2009, citing the fact that the Ohio Supreme Court's September 21, 2009 decision made it a practical impossibility to use video lottery revenue in the state's current budget, and his intention to seek a declaratory judgment that the Ohio Lottery can implement video lottery without legislative approval, the governor of Ohio announced that the Ohio Lottery Commission would be returning all application fees and license fees previously paid by the state's racetrack owners.

        On November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Columbus will increase competition at Scioto Downs. We intend to be proactive in our efforts to mitigate the effects of such competition, including continuing our efforts to introduce gaming at Scioto Downs as the Governor of Ohio has proposed, providing first-class customer service at all of our facilities, and further reducing our costs.

        Even if gaming is permitted at Scioto Downs following the resolution of the pending litigation and satisfaction of any applicable voter referendum requirements, the recent passage of a referendum permitting casino gaming may materially adversely affect our ability to obtain financing to pay the license fees and otherwise make necessary investments at Scioto Downs to permit gaming and comply with the conditions to licensing. Additionally, tax rates on the revenue from such casinos would be substantially lower than the tax rates proposed by the Governor of Ohio to be imposed on video lottery at the racetracks, resulting in a competitive advantage for the casinos. Such new competition may have a material adverse effect on our business, financial condition and results of operations. Through November 9, 2009, we spent approximately $9.7 million in the aggregate opposing the November 3 referendum. See "Risk Factors—We face significant competition from other gaming and racing facilities, and increased competition could have a material adverse effect on us; recent passage of a referendum authorizing four casinos in Ohio will create significant new competition." We intend to lobby for lower licensing fees and taxes in light of the anticipated competition from casinos authorized by the November 3 referendum, but we cannot assure you that we will be successful.

        In addition, the conditions applicable to slot gaming at Ohio racetracks are expected to require, if approved, the payment of a $65.0 million license fee, an investment of $80.0 million in the gaming facilities over a five year period and that the State of Ohio retain 50% of the revenues from video lottery terminals. We may also be required to share a portion of our revenues with horse owners and trainers at Scioto Downs. Accordingly, even if slot gaming is approved at Scioto Downs, we cannot assure you that the revenues generated from slot gaming at Scioto Downs will yield an adequate return on our investment or that we will be able to operate slot gaming at Scioto Downs profitably because of the significant investment required and the retention of revenues by the State of Ohio. Finally, we will require additional financing to, among other things, pay required license fees and fund the expansion and improvement of the Scioto Downs facilities to comply with licensing requirements and accommodate casino gaming. The indenture governing the notes, the indenture governing the Senior Subordinated Notes and the Amended and Restated Credit Facility will limit our ability to incur additional indebtedness and pay the required license fees. We would be required to seek the consent of the lenders under our Amended and Restated Credit Facility to incur the indebtedness necessary to fund our cash needs in connection with commencing slot gaming at Scioto Downs and to sell equity securities without repaying amounts outstanding under the Amended and Restated Credit Facility. We cannot assure you that such lenders would grant the necessary consents. While the indentures for the Senior Secured Notes and the Senior Subordinated Notes, as recently amended, will allow us to incur indebtedness to fund development of future gaming operations, like slot gaming at Scioto Downs and table gaming in Pennsylvania, the indentures governing those notes require us to obtain equity financing in the amount of 40% and 50%, respectively, of the total financed costs in excess of the permitted indebtedness. We cannot assure you that we will be able to obtain the necessary debt or equity financing on terms that are acceptable to us, or at all.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        The Company held its annual meeting of shareholders on July 28, 2009. The table below presents the matters submitted to a vote and the results of that vote.

  (a)
  The following directors were elected by the following vote:

	FOR	WITHHELD
Jeffrey P. Jacobs	21,724,056	188,057
Robert A. Blatt	21,692,860	219,253
James V. Stanton	20,935,328	976,785
Richard Delatore	21,571,867	340,246
Steven M. Billick	21,575,548	336,565
Raymond K. Lee	21,580,269	331,844
Stanley R. Groom	21,568,230	343,883
  (b)
  The proposal to confirm the selection of Ernst & Young LLP as independent registered public accountants for the Company for the fiscal year ending December 31, 2009 was approved by the following vote:

FOR	AGAINST	ABSTAIN
21,790,840	88,373	32,900

ITEM 5.    OTHER INFORMATION

        Not Applicable.

ITEM 6.    EXHIBITS

Exhibits	Item Title
4.1	Supplemental Indenture dated as of July 22, 2009, by and between the Registrant, certain of its wholly-owned subsidiaries (as guarantors) and Wilmington Trust Company further supplementing the Indenture dated as of March 25, 2003 (incorporated by reference to our report on Form 8-K filed July 27, 2009).
4.2
Supplemental Indenture dated as of July 22, 2009, by and between the Registrant, certain of its wholly-owned subsidiaries (as guarantors) and Wilmington Trust Company further supplementing the Indenture dated as of May 25, 2006 (incorporated by reference to our report on Form 8-K filed July 27, 2009).
4.3
Indenture dated as of August 12, 2009, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wilmington Trust FSB (incorporated by reference to our report on Form 8-K filed August 12, 2009).
10.1	Employment Agreement dated May 1, 2009, by and between the Registrant and Robert Norton (incorporated by reference to our quarterly report on Form 10-Q filed August 10, 2009).
10.2	Amended and Restated Employment Agreement dated October 1, 2009, by and between the Registrant and David R. Hughes (filed herewith).

Exhibits	Item Title
10.3	Fifth Amendment to Fifth Amended and Restated Credit Agreement dated as of July 15, 2009, by and among the Registrant, Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), the Requisite Lenders (as defined in such Amendment) and Wells Fargo Bank, National Association (incorporated by reference to our report on Form 8-K filed July 27, 2009).
10.4	12.625% Senior Secured Note due 2014 in aggregate principle amount of $10.0 million (incorporated by reference to our report on Form 8-k filed October 13, 2009).
10.5
Seventh Amendment to Fifth Amended and Restated Credit Agreement dated as of October 13, 2009, by and among the Borrowers (as defined in such Amendment), Wells Fargo Bank, National Association and the Requisite Lenders (as defined in such Amendment) (incorporated by reference to our report on Form 8-k filed October 13, 2009).
10.6	Employment Agreement dated as of November 9, 2009, by and between the Registrant and John W. Bittner, Jr. (filed herewith).
31.1	Certification of Robert F. Griffin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of David R. Hughes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Robert F. Griffin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of David R. Hughes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 9, 2009	MTR GAMING GROUP, INC.
	By:	/s/ ROBERT F. GRIFFIN Robert F. Griffin PRESIDENT AND CHIEF EXECUTIVE OFFICER
	By:	/s/ DAVID R. HUGHES David R. Hughes CORPORATE EXECUTIVE VICE-PRESIDENT AND CHIEF FINANCIAL OFFICER

Exhibit Index

Exhibits	Item Title
4.1	Supplemental Indenture dated as of July 22, 2009, by and between the Registrant, certain of its wholly-owned subsidiaries (as guarantors) and Wilmington Trust Company further supplementing the Indenture dated as of March 25, 2003 (incorporated by reference to our report on Form 8-K filed July 27, 2009).
4.2
Supplemental Indenture dated as of July 22, 2009, by and between the Registrant, certain of its wholly-owned subsidiaries (as guarantors) and Wilmington Trust Company further supplementing the Indenture dated as of May 25, 2006 (incorporated by reference to our report on Form 8-K filed July 27, 2009).
4.3
Indenture dated as of August 12, 2009, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wilmington Trust FSB (incorporated by reference to our report on Form 8-K filed August 12, 2009).
10.1	Employment Agreement dated May 1, 2009, by and between the Registrant and Robert Norton (incorporated by reference to our quarterly report on Form 10-Q filed August 10, 2009).
10.2	Amended and Restated Employment Agreement dated October 1, 2009, by and between the Registrant and David R. Hughes (filed herewith).
10.3
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
10.4	12.625% Senior Secured Note due 2014 in aggregate principle amount of $10.0 million (incorporated by reference to our report on Form 8-k filed October 13, 2009).
10.5
Seventh Amendment to Fifth Amended and Restated Credit Agreement dated as of October 13, 2009, by and among the Borrowers (as defined in such Amendment), Wells Fargo Bank, National Association and the Requisite Lenders (as defined in such Amendment) (incorporated by reference to our report on Form 8-k filed October 13, 2009).
10.6	Employment Agreement dated as of November 9, 2009, by and between the Registrant and John W. Bittner, Jr. (filed herewith).
31.1	Certification of Robert F. Griffin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of David R. Hughes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Robert F. Griffin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of David R. Hughes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).