Form 10-K/A
period 2008-12-31
MTR GAMING GROUP INC
filed 2010-02-04
CIK 834162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 2

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Our common stock outstanding at February 2, 2010 was 27,475,260 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Second Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed on March 16, 2009 (the “Original Filing”) as amended on Form 10-K/A on April 30, 2009 (the “First Amendment”). The Registrant is filing the Second Amendment solely for the purpose of amending Item 8 of Part II to provide disclosure of certain financial statements of North Metro Harness Initiative, LLC pursuant to Regulation S-X Rule 3-09. In accordance with the requirements of Rule 3-09 audited financial statements of North Metro Harness Initiative, LLC have been provided for the year ended December 31, 2008 and unaudited financial statements have been provided for the year ended December 31, 2007 and the period from inception through December 31, 2006 and for the year then ended. No attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the Original Filing and the First Amendment. This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or the First Amendment, or modify or update disclosures, including the exhibits to the Original Filing and the First Amendment, affected by subsequent events.

i

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	iii
ITEM 15.	EXHIBITS AND FINANCIAL SCHEDULES	1

ii

PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The MTR Gaming Group, Inc. consolidated financial statements and accompanying footnotes are set forth as Pages F-1 through F-41 and the consolidated financial statements and accompanying footnotes of North Metro Harness Initiative, LLC, are set forth as Pages F-42 through F-80 of this report, as amended.

1

North Metro Harness

Initiative, LLC

Consolidated Financial Statements

December 31, 2008 and 2007

North Metro Harness Initiative, LLC

700 North Pearl, Suite 2000 Dallas, Texas 75201 Telephone: 214-969-7007 Fax: 214-953-0722

Independent Auditors’ Report

Board of Managers

North Metro Harness Initiative, LLC

Columbus, Minnesota

We have audited the consolidated balance sheet of North Metro Harness Initiative, LLC (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company did not meet certain affirmative covenants under its Senior Secured Debt Agreement.  As a result, the Senior Secured Debt has been classified as a current liability in the accompanying financial statements.  This condition raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Dallas, Texas

April 6, 2009

North Metro Harness Initiative, LLC

Consolidated Balance Sheets

December 31,	2008	2007
		(unaudited)

Current Assets
Cash	$779,154	$29,041
Restricted cash	637,275	503,441
Prepaid expenses	495,372	247,670
Other current assets	396,298	1,405,383

Total Current Assets	2,308,099	2,185,535

Property, Plant and Equipment
Land and land improvements	24,454,430	10,375,107
Building	25,403,161	310,383
Furniture, fixtures and equipment	5,393,793	26,250
Construction in progress	—	35,355,778

Less accumulated depreciation	(1,210,550)	(15,596)

Net Property, Plant and Equipment	54,040,834	46,051,922

Other Assets
Deferred financing costs	3,078,240	2,753,540
Capitalized license costs	560,817	560,817
Long-term deposits	46,931	5,000

Total Other Assets	3,685,988	3,319,357

Total Assets	$60,034,921	$51,556,814

North Metro Harness Initiative, LLC

Consolidated Balance Sheets

December 31,	2008	2007
		(unaudited)

Liabilities and Members’ Equity

Current liabilities
Accounts payable	$1,173,745	$82,456
Accounts payable - related party	—	38,892
Construction obligations	—	4,074,835
Accrued wages and other payroll related items	868,681	—
Accrued interest	650,576	416,934
Accrued racing liabilities	245,237	—
Card club liabilities	713,922	—
Other accrued liabilities	100,940	—
Current portion of long-term debt and capital lease obligation	45,442,529	291,256

Total Current Liabilities	49,195,630	4,904,373

Long-term debt and capital lease obligations, net of current portion	266,362	28,146,962

Members’ Equity
Preferential membership contribution	1,656,051	1,656,051
Members’ contributed equity	21,023,949	19,641,949
Accumulated deficit	(12,107,071)	(2,792,521)

Total Member’s Equity	10,572,929	18,505,479

Total Liabilities and Member’s Equity	$60,034,921	$51,556,814

See accompanying notes to consolidated financial statements.

North Metro Harness Initiative, LLC

Consolidated Statements of Operations

Years ended December 31,	2008	2007
		(unaudited)

Revenues
Card club	$8,295,628	$—
Pari-mutuel	1,299,051	—
Food and beverage	1,841,560	—
Other	444,440	107,715

Net revenues	11,880,679	107,715

Expenses
Purse expense	1,535,104	—
Minnesota Breeders’ fund	173,367	—
Host track fees	206,137	—
Salaries and benefits	8,577,647	33,170
Cost of goods - food, beverage and other	853,327	—
License fees and property taxes	1,022,010	522,560
Repairs, maintenance and supplies	570,357	—
Advertising and marketing	524,035	34,846
Insurance	354,967	51,933
Other operating expenses	3,232,868	299,184
Depreciation	1,194,954	15,596

Total expenses	18,244,773	957,289

Loss from operations	(6,364,094)	(849,574)

Non-operating income (expense)
Interest expense	(3,400,722)	(40,119)
Insurance settlement	458,996	—
Other	(8,730)	16,703

Total non-operating expenses	(2,950,456)	(23,416)

Net loss	$(9,314,550)	$(872,990)

See accompanying notes to consolidated financial statements.

North Metro Harness Initiative, LLC

Consolidated Statements of Changes in Members’ Equity

	Membership Preferred Contribution	Members’ Contributed Capital	Accumulated Deficit	Total

Balance at December 31, 2006 (unaudited)	$1,656,051	$14,439,558	$(1,919,531)	$14,176,078

Contributed capital	—	5,202,391	—	5,202,391
Net loss	—	—	(872,990)	(872,990)

Balance at December 31, 2007 (unaudited)	1,656,051	19,641,949	(2,792,521)	18,505,479

Contributed capital	—	1,382,000	—	1,382,000
Net loss	—	—	(9,314,550)	(9,314,550)

Balance at December 31, 2008	$1,656,051	$21,023,949	$(12,107,071)	$10,572,929

See accompanying notes to consolidated financial statements.

North Metro Harness Initiative, LLC

Consolidated Statements of Cash Flow

Years ended December 31,	2008	2007
		(unaudited)

Cash Flows from Operating activities
Net loss	$(9,314,550)	$(872,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,194,954	15,596
Amortization of deferred loan costs	295,412	—
Changes in operating assets and liabilities:
Restricted cash	(133,834)	(379)
Prepaid expenses	(247,702)	(108,423)
Other current assets	(386,299)	—
Accounts payable	1,091,289	39,160
Accounts payable - related party	(38,892)	38,892
Accrued wages and other payroll related items	868,681	—
Accrued interest	233,642	416,934
Accrued racing liabilities	245,237	—
Card club liabilities	713,922	—
Other accrued liabilities	100,940	422

Net cash used in operating activities	(5,377,200)	(470,788)

Cash Flows from Investing Activities
Capital expenditures	(13,181,821)	(28,901,391)
Deposits	1,353,453	(1,135,383)

Net cash used in investing activities	(11,828,368)	(30,036,774)

Cash Flows from Financing Activities
Contributed capital	1,382,000	5,202,391
Proceeds from issuance of long term debt	17,401,247	28,110,247
Repayment of long term debt	(130,574)	(74,135)
Deferred financing costs	(696,992)	(2,703,841)

Net cash provided by financing activities	17,955,681	30,534,662

Net increase in cash	750,113	27,100
Cash at beginning of year	29,041	1,941

Cash at end of year	$779,154	$29,041

North Metro Harness Initiative, LLC

Consolidated Statements of Cash Flow

Years ended December 31,	2008	2007
		(unaudited)

Noncash investing and financing activities:
Construction in progress obligations	$—	$4,074,835
Capitalized deferred financing costs	$76,880	$196,400

Supplemental information:
Cash paid for interest	$3,813,931	$1,927,000

See accompanying notes to consolidated financial statements.

North Metro Harness Initiative, LLC

Notes to Consolidated Financial Statements
December 31, 2008 and
December 31, 2007 (unaudited)

1.	Summary of Significant Accounting Policies

Organization and Nature of Business - North Metro Harness Initiative, LLC (a development stage Minnesota limited liability company until opening in April 2008) was formed on June 16, 2003 for the purpose of developing, owning, and operating a horse race track and card room north of Minneapolis, Minnesota, in Anoka County.  Prior to that date, agreements were consummated and amounts related to the business purpose of the Company were incurred and paid by Southwest Casino and Hotel Corp. (“Southwest”) or entities related to Southwest.  North Metro Harness Initiative, LLC (the “Company” or “North Metro”) purchased land and obtained zoning, permitting and regulatory approvals for the harness track and card room.

On June 8, 2004,  Southwest sold a 50% interest in the Company to MTR — Harness Inc. (“MTR”), a wholly owned subsidiary of MTR Gaming, Inc. for $10,000 and the commitment to contribute an additional $7.5 million upon approval of a Class A and B license by the Minnesota Racing Commission, see Note 6.  The license was approved on January 19, 2005.  The ownership of the Company changed on October 19, 2008, see Note 2.

North Metro opened for harness racing on April 11, 2008 and is doing business under the name “Running Aces Harness Park”.  North Metro subsequently opened its card room on June 30, 2008.

In 2006, the Company formed a wholly-owned subsidiary which acquired a nearby hotel in December 2006.  The hotel will provide housing for personnel involved in the care of horses at the track during the live race season.

Basis of Presentation - The accompanying consolidated financial statements include the accounts of North Metro and its wholly-owned subsidiary.  All significant intercompany balances and transactions have been eliminated in consolidation.

North Metro Harness Initiative, LLC

Notes to Consolidated Financial Statements
December 31, 2008 and
December 31, 2007 (unaudited)

Revenue Recognition - The Company’s revenue is derived primarily from the operations of a card room, pari-mutuel wagering on simulcast and live harness races, food and beverage sales and related activities. Collection revenue from card room operations and pari-mutuel commission and fee revenues are recognized at the time that the wagering process is complete. Revenues related to food and beverage and publication sales are recognized as revenue at the point of sale.

Use of Estimates - In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period.  Actual results may vary from such estimates.

Cash -  Cash includes all unrestricted cash maintained for gaming operations.

Restricted Cash - As of December 31, 2008, restricted cash represents amounts due to horsemen for purses, stakes and awards, and amounts accumulated in the card room related to the Player Pool and Poker Promotional Fund to be used to repay card players in the form of promotions, giveaways, prizes, or by other means.

As of December 31, 2007, restricted cash represented a bank certificate of deposit that secured a $500,000 irrevocable bank letter of credit that in turn secured a $500,000 bond issued for the benefit of the Minnesota Racing Commission (“MRC”).  The Company was required to maintain this bond under the terms of the class A and B racing licenses it holds from the MRC.  On April 11, 2008, the Company obtained a bond of $500,000 from Safeco for the benefit of the MRC.  The Company paid an annual fee of $10,000 for the bond which is guaranteed by the members as of April 2008.  As a result of receiving the new bond the Company was no longer required to secure the bond with a certificate of deposit which was subsequently liquidated in April 2008.

North Metro Harness Initiative, LLC

Notes to Consolidated Financial Statements
December 31, 2008 and
December 31, 2007 (unaudited)

Concentrations of Credit Risk - The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash.  The Company maintains its cash in excess of federally insured limits in prominent financial institutions it considers to be of high credit quality.

Uncashed Winning Tickets - Pari-mutuel tickets which are not cashed within one year of the end of the respective race become the property of the Company and will be recorded as additional revenue at that time.  As of December 31, 2008 the amount of uncashed winning tickets is approximately $61,000 and is recorded as an accrued liability on the consolidated balance sheet.

Pari-mutuel Taxes - The first $12 million of pari-mutuel revenue is exempt from the 6% pari-mutuel tax. Pari-mutuel taxes are estimated for each 12-month period from July 1 through June 30, and an estimated annual effective tax rate is applied to all pari-mutuel commission revenues.

Purse Fund Contribution - The Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations) received from card room operations and wagering on simulcast and live horse races and contributed to the following during the year ended December 31, 2008.  No contributions were made during 2007.

2008
Minnesota Breeders Fund (1)	$189,983
Minnesota Harness Racing, Inc. (2)	904,967
Minnesota Horsemen’s Benevolent and Protective Association, Inc. (3)	248,869
Simulcast	364,652
$1,708,471

(1) Remitted to the Minnesota Racing Commission weekly.

(2) The Company will retain, manage and distribute purse monies as provided by law.

(3) Remitted to Canterbury Park weekly on behalf of the MHBPA.

North Metro Harness Initiative, LLC

Notes to Consolidated Financial Statements
December 31, 2008 and
December 31, 2007 (unaudited)

Property, Plant and Equipment - Property, plant and equipment are stated at cost less accumulated depreciation, computed using the straight-line method over the estimated useful lives of the respective assets as indicated.  Expenditures for maintenance and repairs, as well as minor renewals, are charged to operations as incurred.  Betterments and major renewals are capitalized.  Upon retirement or sale of an asset, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is charged to operations.

The estimated useful lives of the Company’s property, plant and equipment are as follows:

Buildings	20 – 39 years
Land improvements	15 years
Furniture, fixtures and equipment	3-7 years

Construction in progress consisted of amounts incurred for the construction of the facility which included architectural, zoning, environmental, engineering and other construction planning costs that met capitalization criteria.  The Company capitalized direct materials, labor and interest during construction periods.

Interest was capitalized in accordance with Statement of Financial Accounting Standards No. 34 “Capitalization of Interest Cost” (SFAS 34).  The facility was completed during 2008 and opened on April 11, 2008.  Interest capitalized in 2008 and 2007 was approximately $1,295,000 and $2,343,000, respectively.

Impairment of Long Lived Assets - The Company reviews its long-lived assets for impairment whenever events indicate that the carrying amount of the asset may not be recoverable.  An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset.  The amount of the loss is determined by comparing the fair market value of the asset to the carrying amount of the asset.  In management’s opinion, there was no impairment of such assets at December 31, 2008.

North Metro Harness Initiative, LLC

Notes to Consolidated Financial Statements
December 31, 2008 and
December 31, 2007 (unaudited)

Deferred Financing Costs - Costs associated with the issuance of long-term debt are capitalized and amortized over the life of the related borrowings.  The Company incurred approximately $697,000 and $2,704,000 of financing costs associated with the Black Diamond Commercial Finance, L.L.C. (“Black Diamond”) credit facility in 2008 and 2007, respectively.  For the years ended December 31, 2008 and 2007, amortization of deferred financing costs approximated $77,000 and $196,000, which has been capitalized to construction in progress in accordance with SFAS 34.  Upon completion of construction, the Company began recognizing amortization of deferred financing costs as a component of interest expense.  During 2008, the Company amortized approximately $295,000 to interest expense.

Capitalized License Costs - The Company capitalized costs approximating $561,000 associated with acquiring its Class A and a Class B Licenses from the Minnesota Racing Commission.  The Company maintains this amount as an indefinite-lived intangible, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), and upon commencement of operations in 2008 performed an annual impairment test for this asset at December 31, 2008, as required by SFAS 142.  Annual renewal costs are capitalized and amortized over the 12-month renewal period.  As of December 31, 2008 and 2007 the unamortized portion of this annual renewal fee approximated $153,000 and $127,000, respectively and was recorded within prepaid expenses in the consolidated balance sheet.

Card Club Liabilities - Minnesota law allows the Company to collect amounts from patrons to fund progressive jackpot pools in the card room. These amounts, along with amounts earned by the player pool, promotional pools and the outstanding chip liability, are included in card club liabilities as of December 31, 2008.

North Metro Harness Initiative, LLC

Notes to Consolidated Financial Statements
December 31, 2008 and
December 31, 2007 (unaudited)

Frequent Players Program - During 2008, the Company offered programs whereby participating patrons could accumulate points for wagering and redeem those points for food and beverage and merchandise.   The Company recorded approximately $89,000 on the consolidated balance sheet as a current liability.

Fair Value of Financial Instruments - There are no financial instruments with significant differences between the carrying amount and the fair value.  The credit agreement with Black Diamond contains a variable interest rate therefore the fair value and carrying amount are considered the same.

Advertising - The Company expenses advertising costs as incurred.  Approximately $279,000 and $0 of advertising costs was expensed during the years ended December 31, 2008 and 2007, respectively.

Income Taxes - The Company is organized as a limited liability company (“LLC”) under state law and is treated as a partnership for income tax purposes.  Because the Company’s earnings or losses pass through to its members and are taxed at the members’ level, no income tax provision or benefit has been included in these financial statements.

Reclassifications - Certain amounts in the 2007 financial statements have been reclassified to conform with the 2008 presentation.

Fair Value Measurements - As defined in SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (exit price) at the measurement date.  In February 2008, the FASB delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at least annually, until January 1, 2009.

North Metro Harness Initiative, LLC

Notes to Consolidated Financial Statements
December 31, 2008 and
December 31, 2007 (unaudited)

Effective January 1, 2008, the Company adopted SFAS 157 which defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair-value measurements. It requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  There was no impact from the adoption of SFAS 157 to the consolidated financial statements.  The Company does not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to apply the fair value option to any financial instruments.

2.	Change in Ownership of the Company

On October 19, 2008, Southwest entered into agreements with Black Diamond, as Agent for certain lenders to North Metro, under which Southwest transferred its 50 percent membership interest in North Metro (the “Membership Interest”).  In the transaction, Southwest sold its Membership Interest to Black Diamond, as agent for the lenders, and received the following:

•                 An agreement not to sue Southwest under the terms of a $1 million limited guaranty by Southwest of North Metro’s debt and to terminate that limited guaranty upon satisfaction of certain conditions;

•                 An option to repurchase the 50 percent membership interest in July 2009 for $1.00 plus buying a $7.5 million last-out, subordinate, participating interest in North Metro’s then outstanding debt to Black Diamond and the lenders; and

North Metro Harness Initiative, LLC

Notes to Consolidated Financial Statements
December 31, 2008 and
December 31, 2007 (unaudited)

•                 Retention of Southwest’s right to receive $2.3 million in distributions before North Metro makes distributions (other than tax distributions) to its members.

In addition, Southwest agreed to provide consulting and transition services to Black Diamond for four months for a fee of $50,000 per month.

Southwest also retained its right to receive distributions in the amount of $2,357,072 for cash contributions, advances and loans by Southwest to North Metro that exceeded Southwest’s required membership contributions. The Company has not recorded this liability as it is contingent on reaching certain financial performance thresholds. This amount is to be distributed to Southwest before any distributions to the owners of North Metro (except distributions for payment of taxes on the income of North Metro). Under the Credit Agreement, payment of distributions, including the amount retained by Southwest, is prohibited unless North Metro exceeds certain financial performance thresholds, see Note 4.  The transfer of the Membership Interest remains subject to the terms of the North Metro Harness Initiative, LLC Member Control Agreement (the “Member Control Agreement”).

3.	Other Current Assets

The Company had certain deposits at December 31, 2007 recorded on the consolidated balance sheet and included in other current assets.  The deposits relate to the development of the property and include the following:

Rice Creek - The Company remitted a $275,000 deposit to the Rice Creek Watershed District (“RCWD”) in 2007.  The Company received the cash deposit of $270,000 back in 2008 in exchange of a letter of credit.  The letter of credit will be released after five years of maintaining the wetlands, as per the permit application and satisfactory completion of the project.

North Metro Harness Initiative, LLC

Notes to Consolidated Financial Statements
December 31, 2008 and
December 31, 2007 (unaudited)

City of Columbus - On April 20, 2007, the Company paid the City of Columbus $2,386,126 which was placed on deposit to be returned by the City upon satisfactory completion of certain improvements by the Company per the conditional use permit.  In August 2007, the Company received approximately $1,291,000 back from the City.  As of December 31, 2007, the Company’s remaining deposit on hand with the City was $1,095,383, which is classified on the consolidated balance sheet as other current assets.   In 2008, the Company received the remaining deposit per the agreement (excluding $10,000) in exchange for a letter of credit.  The obligation was satisfied in January 2009 and the Company received the $10,000 deposit and release of the letters of credit

4.	Long-Term Debt	The long-term debt consisted of the following:

		December 31,	2008	2007
		Senior Secured Debt with Black Diamond	$45,192,394	$28,110,247
		Hotel Financing	246,016	327,971
		Other Financing	36,940	—
		Capital lease obligations	233,541	—
			45,708,891	28,438,218
		Less current portion	(45,442,529)	(291,256)
		Long-term portion	$266,362	$28,146,962

Senior Secured Debt with Black Diamond - On April 20, 2007, the Company entered into a Credit Agreement (the “Credit Agreement”) with Black Diamond as agent and lender. Under the terms of the Credit Agreement, the Company borrowed $41.7 million to construct, equip and open its harness racetrack and card room.  As a precondition of the loan agreement the members of the Company agreed to remit aggregate capital contributions of $20.8 million.

North Metro Harness Initiative, LLC

Notes to Consolidated Financial Statements
December 31, 2008 and
December 31, 2007 (unaudited)

The Company entered into Amendment No. 1 to the Credit Agreement in April 2008 which extended the date the December 31, 2007 audit was due and allowed for certain letters of credit and bonds.

The Company entered into Amendment No. 2 to the Credit Agreement in July 2008 which among other things, allowed for additional advances under the Credit Agreement not to exceed $600,000, increased the interest rate margins by 0.3%, increased the quarterly principal payments from $104,250 to $105,750 and as a precondition required the members to remit capital contributions in the amount of $615,000.

The Company entered into Amendment No. 3 to the Credit Agreement in October 2008 which among other things, allowed for additional advances under the Credit Agreement not to exceed $1,250,000 and  allowed for LIBOR contracts of one, two, three, six, nine or twelve months.

The Company entered into Amendment No. 4 to the Credit Agreement in November 2008 which among other things increased the advance amount in Amendment No. 3 from $1,250,000 to $3,000,000.

Under the Credit Agreement as amended, the initial advance of loan proceeds was followed by additional advances based on progress in building and opening the racetrack and card room facility. During construction, the Company made periodic payments of interest only based on a floating index rate plus 4.3% or on a 1-month, 2-month or 3-month LIBOR rate plus 6.3%, at the Company’s option.  Upon completion of the project, interest rates reduced to the applicable index rate plus 2.8% or the applicable LIBOR rate plus 4.8%, again at the Company’s option (approximately 6.87 — 10.18%, as of December 31, 2008).  The loan was converted to one year LIBOR contracts which will begin to mature in November 2009.  The Company also was required to pay a fee equal to 4½% per annum on any unused portion of the

North Metro Harness Initiative, LLC

Notes to Consolidated Financial Statements
December 31, 2008 and
December 31, 2007 (unaudited)

$41.7 million credit facility.  Principal payments of $105,750 will be due on the last day of each fiscal quarter beginning the first full quarter after completion of the project, as defined in the agreement which is March 31, 2009). The Company will also be required to repay the loan in an amount equal to 50% of the Company’s excess cash flow for each fiscal year beginning with the fiscal year ended December 31, 2008, as defined in the agreement. Final payment equal to all outstanding principal and accrued interest is due April 20, 2014.  As of December 31, 2008 and 2007 the principal amount outstanding under the credit agreement was $45,192,000 and $28,110,000, respectively.  During the year ended December 31, 2008 and 2007, the Company paid approximately $3,779,000 and $1,927,000 of interest on the borrowings

The Company may prepay the loan, in whole or in part, at any time, subject to the payment of certain fees and costs. The loan is secured by substantially all of the assets of the Company. The Credit Agreement provides for recourse of $1 million against the member of the Company, see Note 2.

The Credit Agreement contains standard affirmative and negative covenants regarding the Company and its wholly-owned subsidiary North Metro Hotel, LLC that restrict, among other things, the Company’s ability to dispose of assets, transfer or pledge equity interests, incur indebtedness, and make investments or distributions. Financial covenants applicable to the Company include, among other things, limits on capital expenditures after opening, minimum EBITDA requirements, satisfaction of leverage ratio limits, and delivery of financial statements.

The Company is in default of certain covenants as of December 31, 2008 including the minimum EBITDA requirement, satisfaction of leverage ratio limits and delivery of the audited financial statements 90 days after year end.  A waiver was not received from the lender for these defaults and therefore the outstanding balance of this debt is classified as a current liability as of December 31, 2008.

North Metro Harness Initiative, LLC

Notes to Consolidated Financial Statements
December 31, 2008 and
December 31, 2007 (unaudited)

Each member has pledged its membership interest in North Metro and North Metro pledged its membership interest in North Metro Hotel, LLC as security for repayment of borrowings issued under the Credit Agreement, see Note 2.

Hotel Financing - Contract for Deed and Seller Financing - The Company financed a portion of the purchase of the hotel, see Note 1, through the assumption of a contract for deed in the amount of $79,150 and through seller financing of $322,956.  The contract for deed requires 48 monthly principal and interest payments of $1,989, beginning in January 2007 at an interest rate of 9.5%.  The seller financing is for three years and matures December 15, 2009.  The interest rate is 8.5% and requires monthly principal and interest payments of $3,000 beginning in January 2007 with principal payments of $50,000 each on December 15, 2007 and December 15, 2008 and a balloon payment of approximately $184,000 on December 15, 2009.  The principal amount outstanding at December 31, 2008 is $44,111 and $201,906 under the contract for deed and the seller note.

Other Financing - Other financing relates to specific equipment with terms up to 48 months and interest rates up to 10% and is secured by the equipment financed.

Capital Lease Obligations - In April 2008, North Metro entered into a financing agreement for exterior and interior signage.  The financing is for approximately $310,000 and is payable over 39 months with the first three payments totaling approximately $3,000 each and the following 36 payments totaling approximately $10,300 each.  The Company used approximately $162,000 of the financing and the remaining amount of $148,000 was not used as of December 31, 2008.

In April 2008, the Company entered into a financing agreement for the lease of equipment.  The Company is making 36 equal payments of $3,355.  The lease contains a $1 buyout at the end of the lease.

North Metro Harness Initiative, LLC

Notes to Consolidated Financial Statements
December 31, 2008 and
December 31, 2007 (unaudited)

		Scheduled maturities of long-term debt and capital lease obligation at December 31, 2008, are as follows:

			Long-Term Debt	Capital Lease
		2009	$45,297,408	$163,856
		2010	166,487	71,157
		2011	8,774	20,130
		2012	3,873	—
		2013	1,136	—
		Total long-term debt/minimum lease payments	45,477,678	255,143
		Less amount representing interest	—	(23,930)
			45,477,678	231,213
		Less current maturities	(45,297,408)	(145,121)
		Long-term maturities	$180,270	$86,092

5.	Preferential Membership Contribution

Under the terms of the Company’s Member Control Agreement, Southwest had advanced $1,656,051 for costs and expenses in excess of the amount given credit for in the Member Control Agreement of $1,000,000 to secure the class A and B licenses from the MRC.  This amount was unmatched by MTR.  The Member Control Agreement provides further that this amount will be repaid over twenty-four equal monthly installments once approved by the Board of Director’s and in accordance with the Credit Agreement, see Note 4.

6.	Member’s Equity	As of December 31, 2008 the members’ capital contributions were as follows:

		MTR- Harness Inc.		$12,819,475
		Black Diamond, see Note 2		8,204,474
		Total Contributions		$21,023,949

North Metro Harness Initiative, LLC

Notes to Consolidated Financial Statements
December 31, 2008 and
December 31, 2007 (unaudited)

Under the North Metro Harness Initiative, LLC Member Control Agreement dated June 8, 2004, MTR was required to contribute $7,500,000, upon satisfaction of certain conditions and Southwest was required to contribute $2,500,000.  The amounts contributed in excess of the amounts agreed to under the Member Control Agreement were agreed upon by Southwest and MTR as managing members of the Company.  These amounts were contributed on an equal basis.

As specified in the Company’s Member Control Agreement, membership interests include financial rights, governance rights and voting rights.  Voting rights are assigned to members based on their proportionate voting interest.  Financial rights include allocation of net profits, losses and distributions.  Governance rights include all of a member’s rights other than financial rights and the right to assign financial rights.  A member of the Company may only assign governance and voting rights to another party with the consent of the remaining members, which consent may be withheld in any member’s sole and absolute discretion.  If a member assigns membership rights to another party and the other member or members do not consent to the assignee becoming a substitute member, the assignee will only be entitled to receive those distributions and allocations that would have been made to the assigning member and the assignee will not have any voting or governance rights.  As of December 31, 2008, Black Diamond and MTR each hold 50% of the voting rights.

Net income, losses and distributions are allocated to members in accordance with the member control agreement.

The Company’s Member Control Agreement requires the Company to make tax distributions to members on a quarterly and annual basis equal to 40% of the estimated taxable income of the company for the applicable time period, with annual tax distributions reduced by the amount of any quarterly tax distributions made during the tax year.  Tax distributions to the members shall be made in proportion to each member’s respective

North Metro Harness Initiative, LLC

Notes to Consolidated Financial Statements
December 31, 2008 and
December 31, 2007 (unaudited)

share of the taxable income of the Company.  Under the Company’s Credit Agreement the cash distributions for taxes will be limited to the amount of taxes that would have been payable by the Company in the applicable period if the Company was subject to the applicable entity level taxation.

7.	Commitments and Contingencies

On August 21, 2006, the Company entered into a Development Agreement with the Town of Columbus (“City”) whereby the Company, upon commencement of operations, will make annual payments to the City in the amount of $88,300.  The Company paid $88,300 in November 2008 to the City per the agreement and will continue to make annual payments.

The Company leases property and operating equipment under various lease agreements accounted for as operating leases.  The lease agreements expire at various dates through the year 2013.  Total rental expense amounted to approximately $317,050 and $0 for 2008 and 2007, respectively.

Future minimum lease payments under these obligations are as follows:

			Amount
		2009	$389,705
		2010	362,705
		2011	330,236
		2012	322,233
		2013	6,000
			$1,410,879

8.	Related Party Transactions

As of December 31, 2007 the Company had a payable to Southwest of approximately $39,000 for reimbursement of salary, benefit and travel costs.  This amount was recorded as accounts payable — related party on the Company’s consolidated balance sheet.

North Metro Harness Initiative, LLC

Notes to Consolidated Financial Statements
December 31, 2008 and
December 31, 2007 (unaudited)

9.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As discussed in Note 4, in connection with the debt covenant violation, the Senior Secured Debt with Black Diamond has been classified as a current liability in the accompanying financial statements.  All of the Company’s assets are pledged as collateral for the Senior Secured Debt with Black Diamond. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Also, the Company incurred net losses of $9.3 million in 2008, the Company’s first year of operations, and has an accumulated deficit of $12.1 million.  As the Company is in default of its loan covenants and has incurred significant net losses in 2008 this raises substantial doubt about its ability to continue as a going concern.

Consolidated Financial Statements

December 31, 2006

North Metro Harness

Initiative, LLC

NORTH METRO HARNESS INITIATIVE, LLC

NORTH METRO HARNESS INITIATIVE, LLC
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

December 31, 2006

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$1,941
Restricted Cash	503,062
Prepaid Expenses	139,247
Total current assets	644,250

PROPERTY, PLANT AND EQUIPMENT
Land	10,364,082
Construction in Progress	3,171,539
Building	296,499
Furniture, fixture and equipment	25,000
Total property	13,857,120

OTHER ASSETS
Deferred Financing Costs	250,000
Deposit	275,000
Capitalized License Cost	560,817
Total other assets	1,085,817

Total assets	$15,587,187

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$75,059
Accounts Payable	1,009,003
Total current liabilities	1,084,062

LONG-TERM LIABILITIES
Long-term debt	327,047
Total long-term liabilities	327,047

MEMBERS’ EQUITY
Membership Preferred Contribution	1,656,051
Capital Contributions	14,439,558
Deficit accumulated during the development stage	(1,919,531)
Total Members’ equity	14,176,078

Total liabilities and equity	$15,587,187

See Notes to Consolidated Financial Statements

NORTH METRO HARNESS INITIATIVE, LLC

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, 2006 and

the Period from June 16, 2003 (Inception) to December 31, 2006

(UNAUDITED)

	Year Ended December 31, 2006	June 16, 2003 (Inception) to December 31, 2006

REVENUE	$—	$—

OPERATING EXPENSES
Lobbying Expenses	$126,000	$626,658
Racing Commission expenses	248,907	508,982
Organizational and start-up expenses	135,722	805,171
	510,629	1,940,811
Other Income (Expense)
Interest Income	21,280	21,280

NET LOSS	$(489,349)	$(1,919,531)

See Notes to Consolidated Financial Statements

NORTH METRO HARNESS INITIATIVE, LLC
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW

Year Ended December 31, 2006 and

the Period from June 16, 2003 (Inception) to December 31, 2006

(UNAUDITED)

	Year Ended December 31, 2006	June 16, 2003 (Inception) to December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(489,349)	$(1,919,531)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in current assets and liabilities
(Increase) decrease in restricted cash	(3,062)	(503,062)
(Increase) decrease in prepaids	1,447	(139,247)
Increase (decrease) in accounts payable	(10,372)	42,874
Net cash used in operating activities	(501,336)	(2,518,966)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Land, Building and Equipment	(121,099)	(10,283,475)
Construction in progress	(815,920)	(2,205,410)
Capitalized License	(37,493)	(560,817)
Deposit	(275,000)	(275,000)
Net cash used in investing activities	(1,249,512)	(13,324,702)

CASH FLOWS FROM FINANCING ACTIVITIES
Membership Preferred Contribution	—	1,656,051
Capital Contributions	2,000,648	14,439,558
Deferred financing costs	(250,000)	(250,000)
Net cash provided by financing activities	1,750,648	15,845,609

NET INCREASE (DECREASE) IN CASH	(200)	1,941

CASH BEGINNING OF PERIOD	2,141	—

CASH END OF PERIOD	$1,941	$1,941

NON CASH INVESTING AND FINANCING ACTIVITIES
Construction in progress financed	$966,129	$966,129
Land, building and equipment financed	$402,106	$402,106
Land Option payments applied to purchase of Land	$24,000

See Notes to Consolidated Financial Statements

NORTH METRO HARNESS INITIATIVE, LLC
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY - RESTATED

Year Ended December 31, 2006 and
the Period from June 16, 2003 (Inception) to December 31, 2006

(UNAUDITED)

	Membership Preferred Contribution	Members' Contributed Capital	Deficit Accumulated During the Development Stage	Total

Balance, June 16, 2003	$—	$—	$—	$—
Preferred Membership Contributions	1,656,051			1,656,051
Capital Contributions		12,438,910	—	12,438,910
Net loss for period from June 16, 2003 (Inception) to December 31, 2005			(1,430,182)	(1,430,182)
Balance as of December 31, 2005	1,656,051	12,438,910	(1,430,182)	12,664,779
Capital Contributions		2,000,648		2,000,648
Net loss for year ended - December 31, 2006			(489,349)	(489,349)
Balance as of December 31, 2006	$1,656,051	$14,439,558	$(1,919,531)	$14,176,078

See Notes to Consolidated Financial Statements

NORTH METRO HARNESS INITIATIVE, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

(UNAUDITED)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

North Metro Harness Initiative, LLC (a development stage Minnesota limited liability company) was formed on June 16, 2003 for the purpose of developing, owning, and operating a horse race track and card room north of Minneapolis, Minnesota, in Anoka County. North Metro Harness Initiative, LLC (the “Company” or “North Metro”) has purchased land and obtained zoning, permitting and regulatory approvals for the proposed operations. On June 8, 2004, Southwest Casino and Hotel Corp. (“Southwest”) sold a 50% interest in the Company to MTR — Harness Inc. (“MIR”). a wholly owned subsidiary of MTR Gaming, Inc. for $1,000 and the commitment to contribute an additional $7.5 million upon approval of a Class A and B license by the Minnesota Racing Commission, see Note 8. The license was approved on January 19, 2005. As of December 31, 2006, the Company is in the development stage.

The Company was formally organized as a limited liability company on June 16, 2003. Prior to that date, agreements were consummated and amounts related to the business purpose of the Company were incurred and paid by Southwest or entities related to Southwest. The accompanying financial statements include the income earned and expenses incurred on behalf of the Company prior to its formal organization.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of North Metro and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Accounting

The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. This method recognizes revenues as earned and expenses as incurred.

Revenue Recognition

Revenue from the operation of the racetrack, card room and restaurant will be recorded when the services have been provided to the customer. The Company has not commenced operations as of December 31, 2006, as such no revenues have been recognized since inception through December 31, 2006. Interest income is recognized as earned.

Property, Plant and Equipment

Land and building costs include the purchase price of the land together with real estate commissions paid, legal costs, and closing costs incurred.

Construction in progress consists of amounts incurred for the architectural, zoning, environmental, engineering and other construction planning costs that meet capitalization criteria. As of December 31, 2006, construction in progress consisted of architectural, zoning, environmental, engineering and construction permit application costs. No depreciation has been taken by the Company because no assets have been placed into service as of December 31, 2006.

The Company acquired a motel and certain furniture, fixtures and equipment in December 2006, see Note 4. The Company will begin recording depreciation expense on the building, furniture, fixtures and equipment in 2007 based upon the estimated useful lives of the assets acquired.

NORTH METRO HARNESS INITIATIVE, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

(UNAUDITED)

Impairment of Long Lived Assets

The Company reviews its long-lived assets for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset.

Deferred Financing Costs

Deferred financing costs will be amortized over the life of the loan using the effective interest method.

Organizational and Start-up Costs

Organizational and start-up costs are expensed as incurred. Organizational costs consist of amounts related to the formation of the Company. Start-up costs consist of amounts incurred during the development stage related to the operation, management and development of the Company, which do not qualify as a capitalized cost. For federal and state income tax purposes, the Company has elected to capitalize and amortize start-up costs pursuant to Internal Revenue Code (IRC) Section 195(B).

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company is organized as a limited liability company under state law and, as a LLC, is treated as a partnership for income tax purposes. Because the Company’s earnings pass through to its members and are taxed at the members’ level, no income tax provision or benefit has been included in these financial statements.

NOTE 2 — RESTRICTED CASH

Restricted Cash at December 31, 2006 represents a bank certificate of deposit that secures a $500,000 irrevocable bank letter of credit that in turn secures a $500,000 bond issued for the benefit of the Minnesota Racing Commission (“MRC”). The Company is required to maintain this bond under the terms of the class A and B racing licenses it holds from the MRC. The Company has the right, subject to the approval of the bank that issued the irrevocable letter of credit, to provide substitute collateral other than the certificate of deposit at any time.

NOTE 3 — PREPAID EXPENSES

Included in prepaid expenses is an annual licensing fee to the MRC. The fee for the MRC’s fiscal year ending June 30, 2007 was $244,104 and was paid in two amounts in July and September 2006. The Company amortizes this fee on a straight line basis over the annual term of the license. As of December 31, 2006, the amount remaining in prepaid expenses related to the MRC license is $122,052.

NORTH METRO HARNESS INITIATIVE, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

(UNAUDITED)

NOTE 4 — PROPERTY PLANT AND EQUIPMENT

Total property consisted of the following as of December 31, 2006:

Land	$10,364,082
Construction in Progress	3,171,539
Building	296,499
Furniture, fixture and equipment	25,000
Total	$13,857,120

On October 20, 2005 the Company completed the purchase of approximately 165 acres of land in Columbus Township, Anoka County, Minnesota. The purchase was completed in accordance with the terms of an option agreement that commenced on March 1, 2003. The Company notified the seller of its intent to purchase the real estate under the terms of the option agreement on July 27, 2005. The purchase price for the land was $8,450,000 plus real estate commissions and closing costs. The Company intends to develop a harness racetrack and card room on this site.

The Company also purchased two additional parcels of land. On October 7, 2005, the Company purchased approximately 24 acres of land for $600,000 in the city of Hugo in Anoka County, Minnesota. The property will be used for wetland mitigation work in connection with its development of a harness track and card room in Columbus Township, Minnesota, see Note 5. On October 14, 2005, the Company completed the purchase of approximately 13.4 acres of land in Columbus Township, Anoka County, Minnesota. The purchase was completed in accordance with the terms of an option agreement that commenced on July 17, 2003. The purchase price for the land was $700,000 plus real estate commissions and closing costs. The site adjoins real estate on which the Company intends to develop a harness racetrack and card room.

In connection with the Company’s efforts to secure licensing from the MRC and zoning, conditional use permit (“CUP”) and a development agreement with the Township of Columbus as well as necessary approvals from Anoka County, and the Rice Creek Watershed District as well as other federal and state agencies, the Company has expended funds on architectural, engineering, environmental and other development costs which have been capitalized as construction in progress.

In 2006, the Company formed a wholly-owned subsidiary which acquired a nearby motel in December 2006 for approximately $500,000, plus commissions, closing costs, legal fees and previously paid option payments. The motel will provide housing for personnel involved in the care of horses at the track during the racing season. The purchase was completed in accordance with the terms of an option agreement. The Company made option payments of $24,000 during fiscal 2005 and $27,000 during fiscal 2006, of which $18,000 reduced the closing costs of the motel, the remaining $33,000 was included as part of the purchase price. The company entered into a management agreement with the sellers who have agreed to manage the property for twelve months and receive a monthly fee of $1,800.

The purchase price for the motel of approximately $545,000 was allocated as follows:

Building	$296,000
Land	224,000
Furniture, fixture and equipment	25,000
Total	$545,000

NORTH METRO HARNESS INITIATIVE, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

(UNAUDITED)

NOTE 5— OTHER ASSETS

Deferred financing costs

See Note 11.

Deposit

The Company paid a $275,000 deposit to the Rice Creek Watershed District as required by the permit application to provide for wetland mitigation work. The Company will receive a refund of the deposit after five years of maintaining the wetlands, as per the permit application and satisfactory completion of the project.

Capitalized license costs

As of December 31, 2006 the Company has expended $560,817 to acquire a Class A and a Class B License from the Minnesota Racing Commission. Although this license is renewed on an annual basis, the costs of obtaining the initial license, which includes legal costs associated with defending lawsuits related to the granting of the licenses, are considered to have an indefinite useful life because it is expected to generate cash flows indefinitely.

NOTE 6 — LONG-TERM DEBT

The Company financed a portion of the purchase of the motel, see Note 5, through the assumption of a contract for deed in the amount of $79,150 and through seller financing of $322,956. The contract for deed requires 48 monthly principal and interest payments of $1,989, beginning in January 2007 at an interest rate of 9.5%. The seller financing is for three years and matures December 15, 2009. The interest rate is 8.5% and requires monthly principal and interest payments of $3,000 beginning in January 2007 with principal payments of $50,000 each on December 15, 2007 and December 15, 2008 and a balloon payment of approximately $184,000 on December 15, 2009.

Future minimum principal payments required as of December 31, 2006 are as follows:

2007	$75,059
2008	81,515
2009	221,843
2010	23,689

NOTE 7— MEMBERSHIP PREFERRED CONTRIBUTION

Under the terms of the Company’s Member Control Agreement, as of December 31, 2006 Southwest had advanced $1,656,051 for costs and expenses in excess of the amount given credit for in the Member Control Agreement of $1,000,000 to secure the class A and B licenses from the MRC. This amount was unmatched by MTR and is treated as a preferred membership contribution by Southwest. Once the Board of Directors approves the payment of the preferred membership contribution and the interest thereon, which is dependent on North Metro having sufficient cash flow, the amount will be reclassified to a liability in accordance with Statement of Financial Accounting Standards #150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities” (“SFAS #150”). The preferred membership contribution accrues interest at the prime rate from the date of each contribution. In the prior year the preferred membership contribution was treated as a liability which has been reclassified in accordance with SFAS #150 for all periods and included in the Statement of Changes in Members’ Equity as of December 31, 2006 and for the period from June 16, 2003 (Inception) to December 31, 2006.

NORTH METRO HARNESS INITIATIVE, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

(UNAUDITED)

The Member Control Agreement provides further that this amount will be repaid over twenty-four equal monthly installments from the first operating cash available for distribution after distributions to members for income taxes and Board of Director approval. As of December 31, 2006, accumulated interest, if it were to become payable, would have been approximately $255,000.

NOTE 8 — MEMBER’S EQUITY

As of December 31, 2006 the members’ capital contributions were as follows:

MTR- Harness Inc.	$9,719,779
Southwest Casino and Hotel Corp.	$4,719,779
Total Contributions	$14,439,558

Under the North Metro Harness Initiative, LLC Member Control Agreement dated June 8, 2004, MTR was required to contribute $7,500,000, upon satisfaction of certain conditions and Southwest was required to contribute $2,500,000. The amounts contributed in excess of the amounts agreed to under the Member Control Agreement were agreed upon by Southwest and MTR as managing members of the Company. These amounts were contributed on an equal basis.

As specified in the Company’s Member Control Agreement, membership interests include financial rights, governance rights and voting rights. Voting rights are assigned to members based on their proportionate voting interest. Financial rights include allocation of net profits, losses and distributions. Governance rights include all of a member’s rights other than financial rights and the right to assign financial rights. A member of the Company may only assign governance and voting rights to another party with the consent of the remaining members, which consent may be withheld in any member’s sole and absolute discretion. If a member assigns membership rights to another party and the other member or members do not consent to the assignee becoming a substitute member, the assignee will only be entitled to receive those distributions and allocations that would have been made to the assigning member and the assignee will not have any voting or governance rights. As of December 31, 2006, Southwest and MTR each hold 50% of the voting rights.

Net income, losses and distributions are allocated to members in accordance with the member control agreement.

The Company’s Member Control Agreement requires the Company to make tax distributions to members on a quarterly and annual basis equal to 40% of the estimated taxable income of the company for the applicable time period, with annual tax distributions reduced by the amount of any quarterly tax distributions made during the tax year. Tax distributions to the members shall be made in proportion to each member’s respective share of the taxable income of the Company.

NOTE 9- COMMITMENTS AND CONTINGENCIES

Litigation

The Company intervened in litigation between an anti-gambling group and the Minnesota Racing Commission. This litigation began in Ramsey County District Court in December 2004. The anti-gambling group alleged that members of the Minnesota Racing Commission violated Minnesota’s “open meeting” law while considering North Metro’s application for licenses to build and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota. In June 2005, the District Court issued a summary judgment order dismissing plaintiff’s claims and in favor of the Minnesota Racing Commission and North Metro. On June 6, 2006 the Minnesota Court of Appeals affirmed the decision of the District Court to dismiss the case. The plaintiffs did not file a timely request for review with the Minnesota Supreme Court, and thus concluded this lawsuit in July 2006.

NORTH METRO HARNESS INITIATIVE, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

(UNAUDITED)

In addition, on March 10, 2005, the anti-gambling group filed a petition with the Minnesota Court of Appeals appealing the Minnesota Racing Commission’s grant of Class A and Class B licenses to the Company to develop and operate the harness racetrack and card club. On March 28, 2006, the Appellate Court affirmed the decision of the Minnesota Racing Commission to grant licenses to the Company. On June 20, 2006, the Minnesota Supreme Court issued an order denying further review of that decision and thus concluded the lawsuit.

Commitments

On February 22, 2006 the Columbus Township Board of Supervisors approved a Development Agreement between the Company and Columbus Township. This Development Agreement, which incorporates the terms of the CUP issued by Columbus Township, formalizes the Company’s agreement to make certain public improvements, including a township road and water and sewer utilities, on the site of its proposed harness racetrack and card room. The Company will construct and pay for these improvements and, once completed, the improvements will become the property of the Township. The cost of these public improvements is included in the Company’s estimates of overall development costs and will be financed as part of the Company’s overall financing for the project. See Note 11. Under the Development Agreement, the Company is required to post a letter of credit for the benefit of Columbus Township in an amount equal to 125% of estimated $1.9 million cost of these public improvements before it can receive building permits for the project.

On August 21, 2006, the Company entered into a Development Agreement with the Town of Columbus whereby the Company, upon commencement of operations, will make annual payments to the Town of Columbus in the amount of $88,300.

The Company entered into an Improvement Agreement with Columbus Township and Patricia, Mary and Jesse Preiner, the owners of the real estate immediately south of the site on which the Company plans to build its harness racetrack and card room. Under this Agreement, Columbus Township will construct a road and utilities through the Preiner property that will connect to the road and utilities that the Company plans to build on its property and serve the harness track and card room. The Township will pay for this construction through municipal bonds and then assess the cost of those bonds to the Preiner property and the property on which the Company intends to develop the racetrack and card room. The Columbus Township Board of Supervisors approved this Agreement on March 22, 2006. The Columbus City Council approved an amendment to this agreement on December 13, 2006. Under the Improvement Agreement, as amended, the Preiners will donate the land needed for the road and utilities to Columbus Township and pay $146,805 of the construction costs through assessments (plus up to an additional $55,000 in costs if the filling of certain wetlands on the Preiner property requires mitigation). The Company will pay all remaining costs, up to $1,513,705 to construct the road and utilities through assessments on its property. The estimated cost of the road and utility construction is $1.66 million. Assessed costs will be paid by the Company over a 15-year period.

The Company has entered into an agreement with LaSalle Development Group, Ltd. (“LaSalle”) for the development of the land, building and related property for the race track and card room. Fees related to the agreement total 3% of the project cost, not to exceed $750,000, which is defined as the total development cost less the cost to purchase the land. The agreement began on May 1, 2003, and continues until the completion of the project, unless earlier terminated. Fees are payable at a rate of $6,000 per month, plus applicable out of pocket expenses, beginning on May 1, 2003. Upon the start of construction, two thirds of the expected fee (less previous monthly payments) is due. If the agreement is terminated prior to the completion of the project, any unpaid fees are determined based on the completed status of the project at the time of termination, as defined in the agreement. Thomas LaSalle, the principal of LaSalle Development Group, is a shareholder and warrant holder of Southwest Casino Corporation, which owns a 50% membership interest in the Company. The Company paid LaSalle approximately $66,000 in fiscal year 2006 and paid approximately $277,000 from June 16, 2003 through December 31, 2006.

NORTH METRO HARNESS INITIATIVE, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

(UNAUDITED)

The Company has entered into an agreement with a general contractor to provide construction manager services for the construction of North Metro’s harness race track and card club. As per the terms of the agreement the construction manager will receive a fee of 2% of the guaranteed maximum price (“GMP”) of the construction contract. The GMP has not been finalized as of December 31, 2006. The contract allows for termination of the contract by the Company and the contractor in accordance with its terms.

The Company has entered into an agreement with a company to provide architectural and design services related to the Company’s harness race track and card club. The total fee for these services is estimated to be approximately $1.5 million of which the Company has incurred approximately $1.3 million as of December 31, 2006.

The Company has entered into consulting agreements with non-related parties to monitor legislation and perform lobbying activities related to establishing and developing the race track and card room. The agreements are generally on a month-to-month basis, and may be terminated by either party to the agreement. The Company has monthly obligations related to these agreements of approximately $18,000 during the legislative session and $8,000 for the balance of the year.

Payments to vendors made directly by Southwest and/or MTR are recognized as additional capital contributions to the Company when paid. The Company’s operations are dependent on the continued financial support of Southwest and MTR. Southwest and MTR will be required to contribute additional equity per the terms of a commitment letter entered into in January 2007, see Note 11.

NOTE 10 — INCOME TAXES

As of December 31, 2006, the Company’s tax basis of assets exceeded their book basis by approximately $1,457,000. There were no significant differences between the book basis and tax basis of liabilities as of December 31, 2006.

NOTE 11 — SUBSEQUENT EVENTS

In January 2007, the Company entered into commitment letter which provides for a senior secured credit facility in the amount of $41.7 million. The commitment letter requires the members to contribute equity of $20.8 million on or before the closing date of the loan. The total cost of the project is expected to approximate $62 million. As of December 31, 2006 the members had contributed $16,095,609 which includes the membership preferred contribution made by Southwest of $1,656,051, see Note 7. The additional amount to be contributed by the members of approximately $4.7 million will be contributed equally. Per the terms of the commitment letter, the Company paid a non-refundable commitment fee of $625,500 and an expense deposit in the amount of $200,000 on January 24, 2007. In December 2006, the Company paid a work fee of $100,000 and an expense deposit of $150,000 to the lender in connection with providing the commitment letter and final loan facility. The Company has recorded the $250,000 as deferred financing costs on the balance sheet as of December 31, 2006.

The closing of the loan as described in the commitment letter is conditioned on satisfactory due diligence by the lender, the members contributing equity of $20.8 million, among other customary closing conditions.

The following describe the loan facility as described in the commitment letter. The term of the loan is seven years with advances drawn in multiple draws thereafter on or prior to March 31, 2008 (“the construction period”). Principal amortization in quarterly installments in the amount of approximately $104,000 will begin on the last day of the first full calendar quarter after the project opens. Until the project is open, as defined in the agreement, the interest rate is based upon LIBOR plus 6% and after the project opens it will be reduced by 1.5%. Interest is payable monthly in arrears. Upon closing, a closing fee of $525,500, which is net of the fees previously paid of $725,500, will be due and payable in full (the total closing fee per the commitment letter is $1,251,000 which is reduced by the commitment fee ($625,500) and work fee ($100,000), previously paid and applied towards the closing fee). An administrative fee of $250,000 will be due on each anniversary date of the loan with the amount

NORTH METRO HARNESS INITIATIVE, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

(UNAUDITED)

being reduced to $150,000 once the project is open as defined in the agreement. The facility will also include an unused fee of 4.5% on the balance of the unused credit facility payable monthly in arrears. In addition to the principal amortization the Company will be required to make an annual prepayment in an amount equal to 50% of the excess cash flows, as defined in the agreement. The facility is secured by all real and personal property of the Company. The facility will also contain customary covenants. Voluntary prepayment of the loan is not permitted until the second anniversary of the loan at which time there are certain prepayment fees and exit fees, as defined in the agreement.

On February 23, 2007, North Metro entered into an extension letter, extending the closing date in the commitment letter to March 23, 2007 from the original date of February 23, 2007. As a result, North Metro paid an extension fee of $208,500 of which $104,250 will be applied to the remaining closing amount due at closing.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL SCHEDULES.

(c)                                  Exhibits:

EXHIBIT NO.	ITEM TITLE
23.2	Consent of BDO Seidman, LLP (filed herewith)
31.1	Certification of Robert F. Griffin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of David R. Hughes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Amendment No. 2 on Form 10-K/A to the annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MTR GAMING GROUP, INC.

By:	/s/ ROBERT F. GRIFFIN
Robert F. Griffin
President and Chief Executive Officer

Date: February 3, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A to the annual report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Capacity

/s/ ROBERT F. GRIFFIN	President and Chief Executive Officer	February 3, 2010
Robert F. Griffin

/s/ JEFFREY P. JACOBS	Chairman	February 3, 2010
Jeffrey P. Jacobs

/s/ ROBERT A. BLATT	Director	February 3, 2010
Robert A. Blatt

/s/ JAMES V. STANTON	Director	February 3, 2010
James V. Stanton

/s/ RICHARD DELATORE	Director	February 3, 2010
Richard Delatore

/s/ RAYMOND K. LEE	Director	February 3, 2010
Raymond K. Lee

/s/ STEVEN M. BILLICK	Director	February 3, 2010
Steven M. Billick

/s/ STANLEY R. GOROM III	Director	February 3, 2010
Stanley R. Gorom III

/s/ DAVID R. HUGHES	Corporate Executive Vice President and Chief Financial Officer	February 3, 2010
David R. Hughes

/s/ JOHN W. BITTNER, JR.	Executive Vice President of Finance and Accounting and Chief Accounting Officer	February 3, 2010
John W. Bittner, Jr.

3

EXHIBIT INDEX

EXHIBIT NO.	ITEM TITLE
23.2	Consent of BDO Seidman, LLP (filed herewith)
31.1	Certification of Robert F. Griffin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of David R. Hughes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

4