Form 10-K
period 2009-12-31
MTR GAMING GROUP INC
filed 2010-03-16
CIK 834162

Use these links to rapidly review the document

PART IV
MTR GAMING GROUP, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2009, the aggregate market value of our voting and non-voting common equity held by non-affiliates of the Company (based on the number of shares issued and outstanding and the NASDAQ Official Close Price on that date) was $59,719,000.

         As of March 15, 2010 there were 27,475,260 outstanding shares of our Common Stock.

Documents Incorporated by Reference

         None.

PART I

ITEM 1.    BUSINESS.

Cautionary Statement Regarding Forward-Looking Information

        This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our strategies, objectives and plans for future development or acquisitions of properties or operations, as well as expectations, future operating results and other information that is not historical information. When used in this report, the terms or phrases such as "anticipates," "believes," "projects," "plans," "intends," "expects," "estimates", "could," "would," "will likely continue," and variations of such words or similar expressions are intended to identify forward-looking statements. Although our expectations, beliefs and projections are expressed in good faith and with what we believe is a reasonable basis, there can be no assurance that these expectations, beliefs and projections will be realized.

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

  •
  competitive and general economic conditions in our markets, including the impact of the Rivers Casino, which opened in August 2009 in downtown Pittsburgh, Pennsylvania, the impact of The Meadows Racetrack & Casino, which opened its permanent casino in April 2009 in Washington, Pennsylvania, the implementation of casino gaming in Cleveland and Columbus, Ohio which was approved on November 3, 2009 by referendum, and the implementation of table gaming in Pennsylvania which was approved on January 7, 2010;

  •
  the enactment of future gaming legislation in the jurisdictions in which we operate our casinos or in competing jurisdictions, particularly the recent developments regarding gaming in Ohio and table games in Pennsylvania;

  •
  the success and growth of table gaming at our West Virginia casino and the successful implementation and growth of table gaming at our Pennsylvania casino;

  •
  the success of non-taxable promotional credits (commonly referred to as "free play") at our West Virginia casino:

  •
  construction factors relating to maintenance and expansion of operations;

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

  •
  the integration and performance of acquired business;

  •
  the effect of war, terrorism, natural disasters and other catastrophic events;

  •
  the effect of disruptions to our systems and infrastructure;

  •
  general economic and market conditions; and

  •
  other factors set forth under "Risk Factors."

        In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. Any forward-looking statement speaks only as of the date on which that statement is made. We do not intend to update publicly any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made, except as may be required by law.

Overview

        MTR Gaming Group, Inc. (the "Company" or "we"), through our wholly-owned subsidiaries, owns and operates Mountaineer Casino, Racetrack & Resort in Chester, West Virginia; Presque Isle Downs & Casino in Erie, Pennsylvania; and Scioto Downs in Columbus, Ohio. We consider these three properties, which are located in contiguous states, to be our core assets. Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of AmericaTab LTD.

        Beginning in 2008, we focused on transforming the Company's strategic and operating plan from development and expansion to operational excellence at our core properties. As part of that plan, we divested certain assets in order to focus on our core assets and to reduce our indebtedness. During 2008, we sold our two properties located in Las Vegas, Nevada—Binion's Gambling Hall & Hotel and Ramada Inn and Speedway Casino, which we owned and operated through wholly-owned subsidiaries. Also during 2008, we ceased the operations of racing and simulcast wagering at Jackson Harness Raceway in Jackson, Michigan, for which a wholly-owned subsidiary held a 90% interest; and in 2009, we relinquished our 50% interest in North Metro Harness Initiative, LLC, which operates Running Aces Harness Park, a harness racetrack and card room approximately 30 miles northeast of Minneapolis, Minnesota.

        As part of our corporate transformation, we assembled a new management team with significant experience in gaming operations, refocused our efforts from development to operations with the goal of improving our operating margins at our core properties and reducing our debt, and have undertaken several cost-cutting initiatives.

        We were incorporated in March 1988 in Delaware under the name "Secamur Corporation," a wholly-owned subsidiary of Buffalo Equities, Inc. In 1996, we were renamed MTR Gaming Group, Inc and since 1998, we have operated only in the racing, gaming and entertainment businesses.

Financial Information

        Refer to Part II, Item 6.—Selected Financial Data" and "Part II, Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations" for information about our revenue and operating results and total assets and liabilities and "Part II, Item 8.—Financial Statements and Supplementary Data" for our consolidated financial statements and accompanying footnotes.

 Properties

Mountaineer Casino, Racetrack & Resort

        Mountaineer is one of only four racetracks in West Virginia currently permitted to operate slot machines and traditional casino table gaming. Mountaineer is located on the Ohio River at the northern tip of West Virginia's northwestern panhandle, approximately thirty miles from the Pittsburgh International Airport and an hour's drive from downtown Pittsburgh. Since acquiring Mountaineer in 1992, we continue to focus on expanding the reach of our extensive customer base and improving our operating results. As a result, Mountaineer has become a diverse gaming, entertainment and convention complex with:

  •
  122,000 square feet of gaming space housing approximately 2,800 slot machines, 40 poker tables, which we began operating in October 2007, and 66 casino table games (including blackjack, craps, roulette and other games), which we began operating in late December 2007;

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

  •
  on-site pari-mutuel wagering and thoroughbred, harness and greyhound racing simulcast from other prominent tracks, as well as wagering on Mountaineer's races at over 1,000 sites to which the races are simulcast;

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

        Mountaineer's revenues and profits are driven primarily by its gaming operations and to a lesser extent its lodging, food and beverage operations, pari-mutuel wagering, convention center and events centers, and other retail and service operations. For the year ended December 31, 2009, Mountaineer generated $262.7 million of net revenues and had an average daily net win per slot machine of $176 and average daily net win per table of $1,772. During the month of December 2009, approximately 76% of the total amount played in Mountaineer's slot machines was attributable to customers from Ohio, 21% to customers from Pennsylvania, 2% to customers from West Virginia and 1% to customers from other locations, while approximately 64% of the total amount played at Mountaineer's table games was attributable to customers from Ohio, 26% to customers from Pennsylvania, 2% to customers from West Virginia and 8% to customers from other locations.

 Presque Isle Downs & Casino

        Presque Isle Downs & Casino, located in Erie Pennsylvania, opened for business on February 28, 2007. Presque Isle Downs is our first "green field" project and represents the culmination of planning, land acquisition, licensing, construction, financing and lobbying that began in the spring of 2001. The 140,000 square foot clubhouse consists of:

  •
  gaming space housing 2,000 slot machines, including automated table gaming devices;

  •
  several dining options, including a 250-seat buffet, a 60-seat upscale steakhouse, a clubhouse restaurant and several bars, as well as entertainment; and

  •
  surface parking for approximately 3,225 cars.

        On September 1, 2007, Presque Isle Downs commenced live thoroughbred racing on a one-mile track with a state-of-the-art synthetic racing surface with grandstand, barns, paddock and related facilities, on-site pari-mutuel wagering and thoroughbred and harness racing simulcast from other prominent tracks, and wagering on Presque Isle Downs' races at over 500 sites to which the races are simulcast. Live racing is conducted from May through September with indoor and outdoor seating for approximately 750 patrons.

        For the year ended December 31, 2009, Presque Isle Downs generated $178.4 million of net revenues and had an average daily net win per slot machine of $228. During the month of December 2009, approximately 44% of the total amount played in Presque Isle Downs' slot machines was attributable to customers from Ohio, 52% to customers from Pennsylvania, 3% to customers from New York and 1% to customers from other locations.

        On January 7, 2010, Pennsylvania amended its gaming law, permitting table games at Pennsylvania casinos. We intend to implement table gaming operations with 48 casino table games at Presque Isle Downs in July 2010, pending regulatory approval.

Scioto Downs

        In July 2003, we acquired 100% of the stock of Scioto Downs, Inc., which owns and operates a harness racetrack in Columbus, Ohio. The property includes: the racetrack, which conducts live harness racing from May through mid-September and simulcasting from May through mid-October; a grandstand that will accommodate 10,000 patrons; an enclosed clubhouse that will accommodate 1,500 patrons; approximately 6,000 parking spaces; and barns, paddock and related facilities for the horses, drivers, and trainers. Located on approximately 208 acres approximately eight miles from downtown Columbus, Ohio and within 90 miles of 3.2 million adults, we believe Scioto Downs is a competitive location for slot machine gaming. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business—The future of slot gaming and video lottery at Scioto Downs is uncertain" which is included elsewhere in this report. For the year ended December 31, 2009, Scioto Downs generated $2.9 million of net revenues.

Discontinued Operations

        Running Aces Harness Park.    In June 2004, our wholly-owned subsidiary, MTR-Harness, Inc., acquired a 50% interest in the North Metro Harness Initiative, LLC (d/b/a Running Aces Harness Park), then a wholly-owned subsidiary of Southwest Casino Corporation. In early 2008, North Metro completed construction of a harness racetrack and card room on a 178.4-acre site approximately 30 miles northeast of Minneapolis, Minnesota. Running Aces Harness Park commenced live racing and simulcast operations (import and export) with pari-mutuel wagering on April 11, 2008, and opened a 50-table card room offering "non-banked" games (those in which the players play only against each other instead of against the house) on June 30, 2008.

        On April 3, 2009, we received notification that Black Diamond Commercial Finance, LLC, North Metro's lender, was pursuing legal action seeking (i) enforcement of our payment of the $1 million guarantee of North Metro's indebtedness and certain additional costs, and (ii) foreclosure of our subsidiary's pledged equity interest in North Metro. Pursuant to a settlement agreement with Black Diamond executed on May 27, 2009, we relinquished our interest in North Metro and paid $1 million to satisfy our obligations under the guarantee. Concurrently, MTR Gaming Group, Inc. entered into a Signal and Consulting Agreement with North Metro pursuant to which North Metro paid us $250,000 to provide consulting services with respect to its racing operations for a term of three years. On June 3, 2009, Black Diamond terminated the litigation with prejudice and we and Black Diamond executed mutual releases.

        Jackson Harness Raceway.    On December 6, 2005, our wholly-owned subsidiary, Jackson Racing, Inc., acquired a 90% interest in Jackson Trotting Association, LLC, which operated Jackson Harness Raceway in Jackson, Michigan, and offered harness racing from late-April to mid-July, pari-mutuel wagering and casual dining. On December 4, 2008, Jackson Trotting ceased the racing and simulcast wagering operations at Jackson Harness Raceway and surrendered its racing license to the Michigan Racing Commission.

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

        Binion's Gambling Hall & Hotel.    On March 7, 2008, we sold 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owned and operated Binion's Gambling Hall & Hotel located in Las Vegas, Nevada, and Speakeasy Fremont Experience Operating Company in accordance with the terms of a Stock Purchase Agreement dated June 26, 2007 (as subsequently amended), executed between the Company and TLC Casino Enterprises, Inc. The transaction was subject to purchase price adjustments based on changes in the net working capital, certain capital expenditures between execution and closing, and a $3.5 million working capital adjustment which remained with Binion's upon closing. Net cash to the Company at closing was approximately $28.0 million. In January 2009, we settled the post-closing purchase price adjustment in the amount of approximately $1.5 million (See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included elsewhere in this report).

Business Strategy

        Our business strategy is to drive revenues and profits from our core racetrack-based gaming properties in West Virginia and Pennsylvania, while limiting the operating costs or otherwise maximizing our investment in Scioto Downs, thus becoming a diversified, regional racino company.

  •
  Capitalize on Table Gaming at Mountaineer

        Mountaineer began offering poker in October 2007 and casino table games in late December 2007. We believe table gaming improves Mountaineer's ability to compete by distinguishing Mountaineer from slots-only facilities in West Virginia's bar and fraternal organizations and attracting patrons with disposable income and a propensity to utilize Mountaineer's high-end amenities. We believe that table gaming has helped to increase average spend in the casino and resulted in greater utilization of Mountaineer's luxury hotel, spa, steak house and entertainment offerings. Equally important, with only one other casino currently offering table gaming within a 225 mile radius of Mountaineer, we believe Mountaineer enjoys a competitive advantage over limited video lottery machines permitted in West Virginia's local bars and fraternal organizations.

  •
  Grow Customer Base and Implement Table Gaming at Presque Isle Downs

        During 2008, Presque Isle Downs' management team focused on optimizing head counts and responding to customer preferences regarding types of machines and wagering limits. We intend to focus on attracting customers to Presque Isle Downs through customer-based (as opposed to informational) advertising campaigns. Additionally, in late-June 2008, having obtained all necessary regulatory approvals, we implemented changes to the frequent player's reward program that enables participating patrons to redeem their earned player's club points at either Presque Isle Downs or Mountaineer.

        On January 7, 2010, Pennsylvania amended its gaming law, permitting table games at Pennsylvania casinos. We intend to implement table gaming operations with 48 casino table games at Presque Isle Downs in July 2010, pending regulatory approval. We believe that the addition of table games will allow Presque Isle Downs to compete more effectively with the Seneca Allegany Casino in Salamanca, New York, approximately seventy-five miles from Presque Isle Downs, which already has table games.

  •
  Drive Enhanced Revenue with Increased Marketing Efforts

        On September 1, 2009, we commenced free play at Mountaineer. Free play is expected to improve our operating results at Mountaineer by allowing Mountaineer to compete more effectively with gaming operations in Pennsylvania which already have free play.

        In April 2009, we began offering credit to Mountaineer's customers on a limited basis. As part of its overall marketing strategy, management intends to increase its use of credit for qualified patrons as a means of further enhancing gaming revenue at Mountaineer. We believe the ability to offer credit as part of our marketing strategy represents a competitive advantage over Pennsylvania's casinos, which cannot currently offer credit until final rules and regulations have been established by the state's gaming authority.

  •
  Pursue Additional Forms of Gaming at our Properties

        On July 13, 2009, the governor of Ohio signed an executive order directing the Ohio Lottery to take action to implement, and the Ohio legislature approved a budget bill which included language enabling video lottery terminals at Ohio's seven commercial horse tracks, including Scioto Downs. On July 20, 2009, an action was filed by Let Ohio Vote with the Ohio Supreme Court seeking a writ of mandamus to compel the Secretary of State of the State of Ohio to treat the video lottery provisions of the budget bill as subject to voter referendum, claiming that the video lottery provisions of the budget bill are subject to voter referendum because such provisions are not exempt from the referendum provisions contained in the Ohio constitution. On September 21, 2009, the Ohio Supreme Court issued an opinion finding that the video lottery provisions of the budget bill are subject to voter referendum. The Ohio Supreme Court also granted the plaintiffs until December 20, 2009, to circulate petitions that, if signed by a sufficient number of voters, would refer to voters the question of whether to affirm or reject the provisions of the budget bill enabling the placement of video lottery terminals and effectively determine whether video gaming will be permitted at Ohio racetracks. The petitioners were required to submit 241,365 signatures to put the referendum on the ballot. Petitioners purportedly submitted a sufficient number of signatures, which are currently subject to state review and authentication. If a sufficient number of valid signatures are determined to have been obtained to bring the measure to ballot, the vote on gaming at racetracks in Ohio is unlikely to occur prior to November 2010 and there can be no assurance on the outcome of such election or whether video lottery terminals will be installed at Scioto Downs. If state authorities determine that the necessary signatures for the referendum petition have not been obtained, the Ohio legislation enabling video lottery shall be effective, subject to the success of other pending challenges described below.

        The Ohio legislation enabling video lottery is also subject to a lawsuit filed on September 3, 2009 asserting that expanded gaming activities at racetracks violates the Ohio constitution and requires voter approval. The lawsuit alleges that slot machines are not lottery games that were approved by Ohio voters in authorizing the lottery and that the allocation of profits between the state of Ohio and racetracks violates Ohio constitutional provisions earmarking lottery proceeds for education. The Ohio legislation enabling video lottery is also subject to a lawsuit filed on September 14, 2009 asserting, in addition to the assertions in the prior lawsuit, that the legislation is unconstitutional, because, among other things, it violates the Ohio constitution's requirements that no bill shall contain more than one subject, that every bill shall be considered by each House on three different days, that the state's credit not be used in aid of any individual, association or corporation, and that all proceeds generated by the lottery be used to support education in the state. These lawsuits were dismissed in October 2009. Each of these lawsuits may be refiled.

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

        On November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at both Mountaineer Casino and Presque Isle Downs commencing approximately in 2013. A casino in Columbus will increase competition at Scioto Downs. We intend to be proactive in our efforts to mitigate the effects of such competition, including continuing our efforts to introduce gaming at Scioto Downs as the Governor of Ohio has proposed, implementing table gaming at Presque Isle Downs, providing first-class customer service at all of our facilities, and further reducing our costs.

        Even if gaming is permitted at Scioto Downs following the resolution of the pending litigation and satisfaction of any applicable voter referendum requirements, the recent passage of a referendum permitting casino gaming may materially adversely affect our ability to obtain financing to pay the license fees and otherwise make necessary investments at Scioto Downs to permit gaming and comply with the conditions to licensing. Additionally, tax rates on the revenue from such casinos would be substantially lower than the tax rates proposed by the Governor of Ohio to be imposed on video lottery at the racetracks, resulting in a competitive advantage for the casinos. Such new competition may have a material adverse effect on our business, financial condition and results of operations. During 2009, we spent approximately $9.8 million in the aggregate opposing the November 3, 2009 referendum. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business—We face significant competition from other gaming and racing facilities, and increased competition could have a material adverse effect on us; recent passage of a referendum authorizing four casinos in Ohio will create significant new competition" which is included elsewhere in this report. We intend to lobby for lower licensing fees and taxes in light of the anticipated competition from casinos authorized by the November 3, 2009 referendum, but we cannot assure you that we will be successful. We believe that approval of slot gaming or video lottery at Ohio racetracks will positively impact our business prospects and financial condition because we expect that slot gaming or video lottery at Scioto Downs will, if approved, increase our revenues and operating margins at that property. If slot gaming and video lottery are permitted at Ohio racetracks, we expect to expand and construct a slot machine casino at Scioto Downs, which will require additional debt and equity financing that may not be available on terms that are acceptable to us. See "Part I, Item 1A. Risk Factors—Risks Related to Our Capital Structure—The indenture governing the Senior Secured and Senior Subordinated Notes and our other debt agreements contain covenants that significantly restrict our operations" and "—Risks Related to Our Business—The future of slot gaming and video lottery at Scioto Downs is uncertain," both of which are included elsewhere in this report.

Competition

        We face substantial competition in each of the markets in which our facilities are located. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business" which is included elsewhere in this report.

Gaming Operations

        In recent years, the number of gaming options available to consumers in our West Virginia area market has increased considerably. While there are three other tracks in West Virginia that offer slot machine gaming, only one, Wheeling Downs, lies within Mountaineer's primary market (a 150-mile radius), located approximately 50 miles to the south in Wheeling, West Virginia. That competitor currently operates approximately 2,000 slot machines, 20 poker tables, and 44 casino table games. Additionally, West Virginia permits limited video lottery machines ("LVL's") in local bars and fraternal organizations. The law authorizes up to 9,000 slot machines in adults-only facilities throughout West Virginia. No more than five slot machines are allowed in each establishment licensed to sell alcoholic beverages; and no more than ten slot machines are allowed in each licensed fraternal organization. As of March 1, 2010, there were a total of approximately 1,335 LVL's in bars and fraternal organizations in Hancock County (where Mountaineer is located) and the two neighboring counties (Brook and Ohio Counties). Although the bars and fraternal organizations housing these machines lack poker and table gaming, as well as the amenities and ambiance of our resort, they do compete with us, particularly for the local patronage. During 2009, with respect to West Virginia casinos and LVL's within our target market, Mountaineer's market share was 47%, compared to 36% for Wheeling Downs and 17% for the LVLs. Including slot casinos in Western Pennsylvania, Mountaineer's and Presque Isle Downs' market shares were 20% and 18%, respectively, compared to 16% for Wheeling Downs, 8% for the LVLs, 30% for The Meadows Racetrack & Casino in Washington, Pennsylvania and 8% for the Rivers Casino in downtown Pittsburgh, Pennsylvania (opened in August 2009).

        Pennsylvania's slot machine law, as amended on January 7, 2010, contemplates the installation of slot machines and table games at up to fourteen locations: (i) seven racetracks (including Presque Isle Downs) each with up to 3,000 slots initially and with the ability to apply to the Pennsylvania Gaming Control Board for up to 5,000 slots and up to 250 table games (six of which, in addition to Presque Isle Downs, are currently operating slots); (ii) five stand-alone slot parlors with up to 5,000 slots and up to 250 table games (three of which are currently operating slots); and (iii) two resort locations with up to 500 slots each (600 if they also offer table games) and up to 50 table games. The January 7, 2010, amendment of the Pennsylvania gaming law also authorizes the Gaming Control Board to issue a third resort license (Category 3) after July 20, 2017, under certain circumstances. The Meadows Racetrack & Casino, a harness racetrack approximately 40 miles southeast of Mountaineer, opened its temporary slots casino with 1,825 slot machines in June 2007, and its permanent casino with over 3,700 slot machines and various food and beverage outlets in April 2009. On August 9, 2009, the Rivers Casino, a stand-alone slot parlor located in downtown Pittsburgh, approximately a one-hour drive from Mountaineer and a two-hour drive from Presque Isle Downs, opened with 3,000 slot machines and various food, beverage and entertainment venues. Implementation of table gaming at the Rivers Casino and the Meadows Casino in Pittsburgh and Washington, Pennsylvania, respectively, will compete with table gaming at Mountaineer and Presque Isle Downs. Additionally, in September 2007, the Pennsylvania Harness Horse Racing Commission granted a license to build Valley View Downs in Lawrence County, Pennsylvania, approximately 45 miles from Mountaineer and 90 miles from Presque Isle Downs; and in November 2007, Valley View applied to the Pennsylvania Gaming Control Board for the final Category 1 racetrack slot machine license. The Gaming Control Board has taken no action on the application, and in September 2008, the owners of the project announced that they have no financing for the project and intended to sell the opportunity. On October 28, 2009, Valley View filed for Chapter 11 bankruptcy protection and its parent corporation, Centaur, Inc., defaulted on its $492 million debt and filed for Chapter 11 bankruptcy on March 6, 2010, the effect of which on the Valley View project is unknown. If Valley View Downs obtains a gaming license and successfully opens a casino, it would represent new competition for Mountaineer and Presque Isle Downs. Presque Isle Downs also competes principally with the Seneca Allegany Casino & Hotel in Salamanca, New York, approximately seventy-five miles away. That facility has approximately 2,200 slot machines, 40 table games, and a 212-room hotel with resort amenities.

        All of our gaming operations also compete to a lesser extent with operations in other locations, including Native American lands, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, on- and off- track wagering, high-stakes bingo, card parlors, and the emergence of Internet gaming. In addition, casinos in Canada have likewise recently begun advertising in our target markets. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business—We face significant competition from other gaming and racing facilities, and increased competition could have a material adverse effect on us; recent passage of a referendum authorizing four casinos in Ohio will create significant new competition" and "—We will require additional debt financing for implementation of table gaming at Presque Isle Downs," both of which are included elsewhere in this report.

Racing and Pari-mutuel Operations

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

        Scioto Downs competes primarily with Beulah Park, a harness racetrack also located in Columbus Ohio (although currently Scioto Downs and Beulah Park do not operate on the same dates pursuant to an agreement between Scioto Downs and Beulah Park which was approved by the Ohio Racing Commission), and to a lesser extent, casino gambling in Indiana and in Michigan. Further, Scioto Downs faces competition from off-track wagering facilities in Ohio, Pennsylvania and West Virginia.

Employees

        As of March 1, 2010, we had approximately 2,300 employees.

        Mountaineer.    Mountaineer has approximately 1,650 employees. Approximately 20 of Mountaineer's employees are represented by a union covering our pari-mutuel clerks and certain employees providing off-track betting services. We have an agreement in place with the pari-mutuel clerks until November 30, 2011. In addition, approximately 100 employees are represented by a union covering our VLT gaming employees pursuant to a collective bargaining agreement that expires March 1, 2011.

        Presque Isle Downs.    Presque Isle Downs employs approximately 630 people, which increases by approximately 120 during racing which is generally conducted from May through September.

        Scioto Downs.    There are approximately 12 employees at Scioto Downs, which increases by approximately 120 during racing which is generally conducted from May through September.

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

Licensing and Suitability

        Gaming laws require us, each of our subsidiaries engaged in gaming operations, certain of our directors, officers and employees, and in some cases, certain of our shareholders and holders of our debt securities, to obtain licenses or approvals (or seek waivers) from gaming authorities. In Pennsylvania, our shareholders and holders of our debt securities would be required to obtain licenses if the Pennsylvania Gaming Control Board has reason to believe a particular shareholder or holder of our debt security would not satisfy suitability criteria. Licenses typically require a determination that the applicant qualifies or is suitable to hold the license, a determination over which gaming authorities have very broad discretion. Criteria used in determining whether to grant a license to conduct gaming operations, while varying among jurisdictions, generally include consideration of factors such as:

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

        Moreover, in many jurisdictions, including Pennsylvania, certain of our stockholders or holders of our debt securities may be required to undergo a suitability investigation similar to that described above. Many jurisdictions require any person who acquires beneficial ownership of more than a certain percentage of our voting securities, typically 5%, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability. Most gaming authorities, however, allow an "institutional investor" to apply for a waiver. An "institutional investor" is generally defined as an investor acquiring and holding voting securities in the ordinary course of business as an institutional investor, and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or those of any of our gaming affiliates, or the taking of any other action which gaming authorities find to be inconsistent with holding our voting securities for investment purposes only. Even if a waiver is granted, an institutional investor generally may not take any action inconsistent with its status when the waiver was granted without once again becoming subject to the foregoing reporting and application obligations.

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

Review and Approval of Transactions

        Substantially all material loans, leases, sales of securities and similar financing transactions by us and our subsidiaries must be reported to and in some cases approved by gaming authorities. The issuance and sale of the notes does not require approval by gaming authorities, but we must give notice to the relevant gaming authorities in Pennsylvania and West Virginia. Changes in control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or otherwise are subject to receipt of prior approval of gaming authorities. Entities seeking to acquire control of us or one of our subsidiaries must satisfy gaming authorities with respect to a variety of stringent standards prior to assuming control. Gaming authorities may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction. The Pennsylvania Gaming Control Board may impose a re-licensing fee of up to $50 million in connection with a change in control. To date, however, as a matter of policy, the Pennsylvania Gaming Control Board has set the re-licensing fee in the event of a change of control at $2.5 million.

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

        In West Virginia, slot gaming tax rates increase after gross slot gaming revenues exceed a threshold (in our case, approximately $160 million per year based on the state's June 30 fiscal year). The effective tax rate on slot gaming revenues at Mountaineer is approximately 56% to 57% (based on a rate of 55.4% of the first $160.0 million of revenue and 59.7% thereafter) and the effective tax rate on table game revenues at Mountaineer is approximately 38% to 41% (based on a state rate of 35% and a $2.5 million license fee). The effective tax rate on slot gaming revenues at Presque Isle Downs is approximately 61% (based on a state rate of 55% in addition to a minimum tax of the greater of 2% or $10.0 million for the host municipality). Furthermore, tax rates are subject to change, sometimes with little notice, and such changes could have a material adverse effect on our gaming operations. On January 7, 2010, Pennsylvania amended its gaming law, permitting table games at Pennsylvania casinos. We intend to implement table gaming operations with 48 casino table games at Presque Isle Downs in July 2010, pending regulatory approval. The effective tax rate on table game revenues at Presque Isle Downs will be 16% for the first two years of operations and 14% thereafter. In addition, we will be required to pay a one-time table games license fee of $16.5 million which is due on June 1, 2010.

        In addition to taxes specifically unique to gaming, we are required to pay all other applicable taxes.

Operational Requirements

        In most jurisdictions, we are subject to certain requirements and restrictions on the conduct of our gaming operations. In some states, we are required to give preference to local suppliers and include minority and women-owned businesses as well as in general business activity. Similarly, we may be required to give employment preference to minorities, women, and in-state residents in certain jurisdictions. Moreover, many jurisdictions require a gaming operation to maintain insurance and post bonds in amounts determined by their gaming authority.

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

Racetracks

        In West Virginia and Pennsylvania our ability to conduct gaming operations is conditioned on the maintenance of racing licenses and agreements or certain arrangements with horsemen's or labor groups. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business—We depend on agreements with our horsemen and pari-mutuel clerks to operate our business" which is included elsewhere in this report.

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

 Environmental Matters

        We are subject to various federal, state and local environmental laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as the management and disposal of solid, animal and hazardous wastes and exposure to hazardous materials. These laws and regulations are complex, and subject to change. Under such laws and regulations, including those related to operation of Concentrated Animal Feeding Operations ("CAFO") under applicable federal and state laws, we may incur costs to obtain permits and other approvals required for our activities and operations, or to achieve or maintain compliance. For example, we may incur future costs under existing and new laws and regulations pertaining to storm water and wastewater management at our racetracks. In addition, we may face penalties or other liabilities in the event that we fail to comply with these laws and regulations as well as those governing the handling of solid animal waste and discharges into the storm water and sewer systems. For instance, water discharges from our racetrack operations at our Mountaineer facility were the subject of past enforcement actions by state regulators. We satisfied the requirements of those past proceedings, and recently obtained an extension of time until not later than January 26, 2011 to achieve compliance with the final requirement of our applicable permit.

        We also are subject to laws and regulations that create liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating hazardous substances or petroleum products on its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly, such substances may materially adversely affect the ability to sell or rent such property or to borrow funds using such property as collateral. Additionally, the owner of a property may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business—We are subject to environmental laws and potential exposure to environmental liabilities" which is included elsewhere in this report.

        In connection with our property acquisitions, we typically conduct environmental assessments of the target properties. Based on these assessments, we have identified soil and/or groundwater contamination and other issues (such as the presence of wetlands or asbestos) at certain of our properties that may require further action or involve regulatory oversight. Generally, the contamination issues relate to uses of our properties by the prior landowners and operators. For example, in October 2004, we acquired a property in Pennsylvania that had pre-existing contamination from its former use as a paper manufacturing plant. We entered into a Consent Order with the PaDEP in which we agreed to clean up certain portions of the site in consideration for a covenant not to sue and insulation from liability arising from certain pre-existing contamination, provided we did not exacerbate the pre-existing contamination. We also purchased an Environmental Risk Insurance Policy in the amount of $10 million through 2014 with respect to the property. In October 2005, we sold the portion of the property that will require further work to a third party who assumed our obligations under the Consent Order and agreed to undertake the required remediation work. We understand that the purchaser has begun the necessary cleanup. However, in the event that the purchaser fails to honor its obligations, we could incur costs related to this matter in the future. In addition, we are engaged in investigation or remediation efforts at several of our other properties.

        We estimate that we will be required to expend approximately $4.2 million during the next twelve months to comply with environmental requirements (principally CAFO), an amount comprised of capital expenditures of approximately $4.0 million with respect to Mountaineer, and $0.2 million for repairs with respect to Presque Isle Downs. Through December 31, 2009, we spent $350,000 for capital expenditures related to environmental control facilities associated with our horseracing facilities in West Virginia, net of reimbursements from the West Virginia Racing Commission.

Compliance with Other Laws

        We are also subject to a variety of other rules and regulations, including zoning, construction and land use laws and regulations, and laws governing the serving of alcoholic beverages in all of the states in which we operate. Mountaineer, Presque Isle Downs and Scioto derive other revenues from the sale of alcoholic beverages. Any interruption or termination of the ability to serve alcoholic beverages at those properties would have a material adverse effect on our business, financial condition and results of operations.

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

        We currently remain dependent upon Mountaineer and Presque Isle Downs for the majority of our revenues and cash flows. As a result, we may be subject to greater risks than a geographically diversified gaming operation, including, but not limited to the following risks faced by our Mountaineer and Presque Isle Downs operations:

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

        Gaming Operations.    We face substantial competition in each of the markets in which our gaming facilities are located. Some of the competitors have significantly greater name recognition and financial and marketing resources than we do; some are permitted to conduct additional forms of gaming; and some pay substantially lower taxes than we do, which may permit them to spend more for marketing and promotions and thus gain a competitive advantage over us. All of our gaming operations primarily compete with other gaming operations in their geographic areas. New expansion and development activity is occurring in each of the relevant markets. These factors, as well as the legalization of other forms of gaming, such as casino table gaming, in the markets in which our gaming facilities are located, may intensify competitive pressures and could have a material adverse effect on us. For example, video lottery at racetracks in Ohio pursuant to the recent executive order and legislation approving such gaming activities would compete with Mountaineer and Presque Isle Downs, and new gaming operations in Ohio as a result of the November 3, 2009 referendum will also compete with Mountaineer and Presque Isle Downs and may have a material adverse effect on our business, financial condition and results of operations. Likewise, the implementation of table gaming at the Rivers Casino and the Meadows Casino in Pittsburgh and Washington, Pennsylvania, respectively, will compete with table gaming at Mountaineer. During the month of December 2009, approximately 76% of the total amount played in Mountaineer's slot machines was attributable to customers from Ohio and approximately 44% of the total amount played in Presque Isle Downs' slot machines was attributable to customers from Ohio. Specifically, 8% of amounts played at Mountaineer's slot machines and 19% of the amount played at Presque Isle Downs was attributable to customers from Cuyahoga County, Ohio, which is the location of one of the planned casinos and Thistledown, one of the racetracks that is expected to offer slot gaming, and is also near Northfield Park, another racetrack expected to offer slot gaming. As a result, we expect that future gaming operations at the downtown Cleveland casino, Thistledown and Northfield Park would compete with gaming operations at Mountaineer and Presque Isle Downs. In addition, gaming operations at the casino planned for Columbus and Beulah Park, a harness racetrack in Columbus, Ohio, would compete with gaming operations at Scioto Downs. While we believe that the approval of slot gaming at Scioto Downs may positively impact our financial condition and results of operations, we also expect that such gaming activity, as well as gaming activity at the planned Ohio casinos, will negatively impact our results of operations at Mountaineer and Presque Isle Downs and that such negative impact may be material.

        The November 3, 2009 referendum permits a casino in each of Cleveland, Cincinnati, Toledo and Columbus. A casino in Cleveland will compete with gaming operations at both Mountaineer and Presque Isle Downs and a casino in Columbus will compete with Scioto Downs. Each casino may have up to 5,000 slot machines as well as any other casino games authorized in any state that borders Ohio. Accordingly, we expect these casinos to create significant new competition. In addition, even if gaming is permitted at Scioto Downs following the resolution of the pending litigation and satisfaction of any applicable voter referendum requirements, the recent passage of the November 3, 2009 referendum permitting casino gaming may materially adversely affect our ability to obtain financing, to pay the license fees and otherwise make necessary investments at Scioto Downs to permit gaming and comply with the conditions to licensing. Additionally, tax rates on the revenue from such casinos would be substantially lower than the tax rates proposed by the Governor of Ohio to be imposed on video lottery at the racetracks, resulting in a competitive advantage for the casinos. Such new competition may have a material adverse effect on our business, financial conditions and results of operations. We intend to lobby for lower licensing fees and taxes in light of the anticipated competition from casinos authorized by the November 3, 2009 referendum, but we cannot assure you that we will be successful.

        In West Virginia, the number of gaming options available to consumers in our West Virginia area market has increased considerably. While there are three other tracks in West Virginia that offer slot machine gaming, only one, Wheeling Downs, lies within Mountaineer's primary market (a 150-mile radius), located approximately 50 miles to the south in Wheeling, West Virginia. That competitor currently operates approximately 2,000 slot machines, 20 poker tables, and 44 casino table games. Additionally, Mountaineer continues to face competition from limited video lottery machines ("LVLs") in local bars and fraternal organizations. The law authorizes up to 9,000 slot machines in adults-only facilities throughout West Virginia. No more than five slot machines are allowed in each establishment licensed to sell alcoholic beverages; and no more than ten slot machines are allowed in each licensed fraternal organization. As of March 1, 2010, there were a total of approximately 1,335 LVL's in bars and fraternal organizations in Hancock County (where Mountaineer is located) and the two neighboring counties (Brook and Ohio Counties). In addition, Pennsylvania's slot machine law, as amended on January 7, 2010, contemplates the installation of slot machines and table games at up to fourteen locations: (i) seven racetracks (including Presque Isle Downs) each with up to 3,000 slots initially and with the ability to apply to the Pennsylvania Gaming Control Board for up to 5,000 slots and up to 250 table games (six of which, in addition to Presque Isle Downs, are currently operating slots); (ii) five stand-alone slot parlors with up to 5,000 slots and up to 250 table games (three of which are currently operating slots); and (iii) two resort locations with up to 500 slots each (600 if they also offer table games) and up to 50 table games. The January 7, 2010, amendment of the Pennsylvania gaming law also authorizes the Gaming Control Board to issue a third resort license (Category 3) after July 20, 2017, under certain circumstances. The Meadows Racetrack & Casino, a harness racetrack approximately 40 miles southeast of Mountaineer, opened its temporary slots casino with 1,825 slot machines in June 2007, and its permanent casino with over 3,700 slot machines and various food and beverage outlets in April 2009. On August 9, 2009, the Rivers Casino, a stand-alone slot parlor located in downtown Pittsburgh, approximately a one-hour drive from Mountaineer and a two-hour drive from Presque Isle Downs, opened with 3,000 slot machines and various food, beverage and entertainment venues. Implementation of table gaming at the Rivers Casino and the Meadows Casino in Pittsburgh and Washington, Pennsylvania, respectively, will compete with table gaming at Mountaineer and Presque Isle Downs. Additionally, in September 2007, the Pennsylvania Harness Horse Racing Commission granted a license to build Valley View Downs in Lawrence County, Pennsylvania, approximately 45 miles from Mountaineer and 90 miles from Presque Isle Downs; and in November 2007, Valley View applied to the Pennsylvania Gaming Control Board for the final Category 1 racetrack slot machine license. The Gaming Control Board has taken no action on the application, and in September 2008, the owners of the project announced that they had no financing for the project and intended to sell the opportunity. On October 28, 2009, Valley View filed for Chapter 11 bankruptcy protection and its parent corporation, Centaur, Inc., defaulted on its $492 million debt and filed for Chapter 11 bankruptcy on March 6, 2010, the effect of which on the Valley View project is unknown. Mountaineer (and to a lesser extent, Presque Isle Downs) compete with the Rivers Casino for gaming patrons. Likewise, if Valley View Downs obtains a gaming license and successfully opens a casino, it too would represent new competition for Mountaineer and Presque Isle Downs. Presque Isle Downs also competes principally with the Seneca Allegany Casino & Hotel in Salamanca, New York, approximately seventy-five miles away. That facility has approximately 2,200 slot machines, 40 table games, and a 212-room hotel with resort amenities.

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

        Scioto Downs competes primarily with Beulah Park, a harness racetrack also located in Columbus Ohio (although currently Scioto Downs and Beulah Park do not operate on the same dates), and to a lesser extent, casino gambling in Indiana and in Michigan. Further, Scioto Downs faces competition from off-track wagering facilities in Ohio, Pennsylvania and West Virginia.

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

        On July 13, 2009, the governor of Ohio signed an executive order directing the Ohio Lottery to take action to implement, and the Ohio legislature approved a budget bill which included language enabling video lottery terminals at Ohio's seven commercial horse tracks, including Scioto Downs. On July 20, 2009, an action was filed by Let Ohio Vote with the Ohio Supreme Court seeking a writ of mandamus to compel the Secretary of State of the State of Ohio to treat the video lottery provisions of the budget bill as subject to voter referendum, claiming that the video lottery provisions of the budget bill are subject to voter referendum because such provisions are not exempt from the referendum provisions contained in the Ohio constitution. On September 21, 2009, the Ohio Supreme Court issued an opinion finding that the video lottery provisions of the budget bill are subject to voter referendum. The Ohio Supreme Court also granted the plaintiffs until December 20, 2009, to circulate petitions that, if signed by a sufficient number of voters, would refer to voters the question of whether to affirm or reject the provisions of the budget bill enabling the placement of video lottery terminals and effectively determine whether video gaming will be permitted at Ohio racetracks. The petitioners were required to submit 241,365 signatures to put the referendum on the ballot. Petitioners purportedly submitted a sufficient number of signatures, which are currently subject to state review and authentication. If a sufficient number of valid signatures are determined to have been obtained to bring the measure to ballot, the vote on gaming at racetracks in Ohio is unlikely to occur prior to November 2010 and there can be no assurance on the outcome of such election or whether video lottery terminals will be installed at Scioto Downs. If state authorities determine that the necessary signatures for the referendum petition have not been obtained, the Ohio legislation enabling video lottery shall be effective, subject to the success of other pending challenges described below.

        The Ohio legislation enabling video lottery is also subject to a lawsuit filed on September 3, 2009 asserting that expanded gaming activities at racetracks violates the Ohio constitution and requires voter approval. The lawsuit alleges that slot machines are not lottery games that were approved by Ohio voters in authorizing the lottery and that the allocation of profits between the state of Ohio and racetracks violates Ohio constitutional provisions earmarking lottery proceeds for education. The Ohio legislation enabling video lottery is also subject to a lawsuit filed on September 14, 2009 asserting, in addition to the assertions in the prior lawsuit, that the legislation is unconstitutional, because, among other things, it violates the Ohio constitution's requirements that no bill shall contain more than one subject, that every bill shall be considered by each House on three different days, that the state's credit not be used in aid of any individual, association or corporation, and that all proceeds generated by the lottery be used to support education in the state. These lawsuits were dismissed in October 2009. Each of these lawsuits may be refiled.

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

        Even if gaming is permitted at Scioto Downs following the resolution of the pending litigation and satisfaction of any applicable voter referendum requirements, the recent passage of a referendum permitting casino gaming may materially adversely affect our ability to obtain financing to pay the license fees and otherwise make necessary investments at Scioto Downs to permit gaming and comply with the conditions to licensing. Additionally, tax rates on the revenue from such casinos would be substantially lower than the tax rates proposed by the Governor of Ohio to be imposed on video lottery at the racetracks, resulting in a competitive advantage for the casinos. Such new competition may have a material adverse effect on our business, financial condition and results of operations. Through December 31, 2009, we spent approximately $9.8 million in the aggregate opposing the November 3, 2009 referendum. We intend to lobby for lower licensing fees and taxes in light of the anticipated competition from casinos authorized by the November 3, 2009 referendum, but we cannot assure you that we will be successful.

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

        The indenture governing our Senior Secured Notes, the indenture governing our Senior Subordinated Notes and our Amended and Restated Credit Facility (and potentially any new credit agreement may) limit our ability to incur additional indebtedness and pay the required license fees. The indentures governing the Senior Secured Notes and Senior Subordinated Notes permit (i) financing under a new credit agreement of up to $20 million and (ii) equipment financing for gaming equipment (exclusive of gaming equipment to be installed in future gaming facilities or for additional gaming operations as a result of the approval of additional permitted gaming activities by applicable gaming authorities that is otherwise permitted) that does not exceed the greater of $20 million or 4.5% of consolidated tangible assets, as defined. However, additional borrowings, including amounts permitted under the indentures, could be limited by the terms of a new credit agreement. If new debt were to be incurred in the future, the related risks could intensity.

        In order to borrow amounts in excess of the amended permitted debt basket under the indentures governing the Senior Secured Notes and Senior Subordinated Notes (subject to limitations under our Amended and Restated Credit Facility, or any replacement credit facility), we must either satisfy the debt incurrence tests provided by the indentures or obtain the prior consents of the holders of at least a majority in aggregate principal amount of those notes that are not owned by the Company or any of its affiliates. While the indentures for the new Senior Secured Notes and the Senior Subordinated Notes, as recently amended, will allow us to incur indebtedness to fund development of future gaming operations, like slot gaming at Scioto Downs, the indentures governing those notes require us to obtain equity financing in the amount of 40% and 50%, respectively, of the total financed costs in excess of the permitted indebtedness.

        We cannot assure you that we will be able to obtain such consents, or alternative financing, on terms acceptable to us, or at all. Our inability to obtain such consents, or alternative financing, would have a material adverse effect on our business, financial condition and results of operations. If we are unable to finance our current or future expansion projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects as well as capital expenditures, selling assets, restructuring debt, or obtaining equity financing. These sources of funds may not be sufficient to finance our expansion, and other financing may not be available on acceptable terms, in a timely manner or at all.

We will require additional debt financing for implementation of table gaming at Presque Isle Downs.

        We expect to spend a total of approximately $25 million for license fees, construction, furniture, fixtures and equipment and pre-opening expenses in connection with the commencement of table gaming at Presque Isle Downs. We are currently negotiating definitive terms of a new $20 million credit facility, and believe that the proceeds from such financing, equipment financing, and cash on hand will be sufficient for the addition of table games and our other current capital requirements. We cannot assure you, however, that such financing will be available to us on acceptable terms or at all. If we are unable to obtain such financing, we will not be able to obtain the anticipated benefits of table gaming at Presque Isle Downs.

We depend on agreements with our horsemen and pari-mutuel clerks to operate our business.

        The Federal Interstate Horse Racing Act and the state racing laws in West Virginia, Ohio and Pennsylvania require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a "proceeds agreement") with a representative of a majority of the horse owners and trainers and with a representative of a majority of the pari-mutuel clerks. In Pennsylvania, we must have an agreement with the representative of the horse owners. We have the requisite agreements in place with the Mountaineer Horsemen until December 31, 2012. The West Virginia Racing Commission has approved Mountaineer's racing calendar for 2010. With respect to the Mountaineer pari-mutuel clerks, we have a labor agreement in force until November 30, 2010, and a proceeds agreement until April 14, 2010. We are required to have a proceeds agreement in effect on July 1 of each year with the horsemen and the pari-mutuel clerks as a condition to renewal of our video lottery license for such year. If the requisite proceeds agreement is not in place as of July 1 of a particular year, Mountaineer's application for renewal of its video lottery license could be denied, in which case Mountaineer would not be permitted to operate its slot machines. Additionally, the renewal of the video lottery license is a prerequisite to the renewal of the table games license. With respect to the Scioto horsemen, the agreement with the Horsemen's Benevolent & Protective Association is effective until November 29, 2012, and the agreement with the Ohio Harness Horsemen's Association provides for automatic annual renewals. Presque Isle Downs has the requisite agreement in place with the Pennsylvania Horsemen's Benevolent and Protective Association until March 13, 2013, with automatic two-year renewals unless either party provides written notice of termination at least ninety (90) days prior to the scheduled renewal date. With the exception of the Mountaineer and Presque Isle Downs horsemen's agreements and the agreement between Mountaineer and the pari-mutuel clerks' union described above, each of the agreements referred to in this paragraph may be terminated upon written notice by either party.

        If we fail to maintain operative agreements with the horsemen, we will not be permitted to conduct live racing and export and import simulcasting at those racetracks, and, in West Virginia we will not be permitted to operate our slot machines and table games (including if we do not have in place the required proceeds agreement with the Mountaineer pari-mutuel clerks union) and in Pennsylvania we will not be permitted to operate our slot machines. In addition, our simulcasting agreements are subject to the horsemen's approval. If we fail to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on our business, financial condition and results of operations.

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

        If video lottery and slot gaming are approved at Ohio racetracks, we expect to expand and construct a slot machine casino at Scioto Downs. We cannot yet accurately estimate the cost of developing the planned facilities, contracts for development or construction of any portion of planned expansion or cash on hand or financing necessary to pay the costs of the planned expansion. In addition, construction projects entail significant risks, including shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated cost increases, any of which can give rise to delays or cost overruns. Design, planning, construction, equipment or staffing requirements or problems or difficulties in obtaining any of the requisite licenses, permits, allocations or authorizations from regulatory authorities could increase the cost or delay the construction or opening of our planned expansion at Scioto Downs or otherwise adversely affect the project's planned design and features.

        Any of the foregoing difficulties could have a material adverse effect on our business, financial condition and results of operations.

Our intellectual property rights may be inadequate to protect our business.

        As of March 1, 2010, we hold 26 federally United States registered trademarks and one state registered trademark. In addition to registered trademarks, we rely on unregistered trademarks and trade names under U.S. common law rights to distinguish our products, services and branding from the products, services and branding of our competitors. We cannot assure you that no one will challenge our intellectual property rights in the future. In the event that our trademarks or trade names are successfully challenged by a third party, we could be forced to re-brand our products or services, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new branding. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks. If we were to lose any of our intellectual property rights, it could have a material adverse effect on our business, financial condition and results of operations.

        We face the risk of claims that we have infringed third parties' intellectual property rights, which could be expensive and time consuming to defend, cause us to cease using certain intellectual property rights or selling certain products or services, result in our being required to pay significant damages, and/ or require us to enter into costly royalty or licensing agreements in order to obtain the right to use a third party's intellectual property right, which royalty or licensing agreements may not be available at all, any of which could have a negative impact on our operating profits and harm our future prospects.

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

We depend on our key personnel.

        We are highly dependent on the services of Robert F. Griffin, our President and Chief Executive Officer, and other officers and key employees. We have entered into an employment agreement with Mr. Griffin, which will expire on November 1, 2010. Our Board of Directors and Mr. Griffin are currently in process of negotiating an extension of this employment agreement. We have also entered into employment agreements with certain other officers and key managers. The loss of the services of any of these individuals could have a material adverse effect on our business, financial condition and results of operations.

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

        We are subject to various federal, state and local environmental laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as the management and disposal of solid, animal and hazardous wastes and exposure to hazardous materials. These laws and regulations, which are complex and subject to change, include United States Environmental Protection Agency and state laws and regulations that address the impacts of manure and wastewater generated by Concentrated Animal Feeding Operations ("CAFO") on water quality, including, but not limited to, storm water discharges. CAFO regulations include permit requirements and water quality discharge standards. Enforcement of CAFO regulations has been receiving increased governmental attention. Compliance with these and other environmental laws can, in some circumstances, require significant capital expenditures. Moreover, violations can result in significant penalties and, in some instances, interruption or cessation of operations. Water discharges from our racetrack operations at our Mountaineer facility were the subject of past enforcement actions by state regulators. We satisfied the requirements of those past proceedings, and recently obtained an extension of time until not later than January 26, 2011 to achieve compliance with the final requirement of our applicable permit.

        We estimate that we will be required to expend approximately $4.2 million during the next twelve months to comply with environmental requirements (principally CAFO), an amount comprised of capital expenditures of approximately $4.0 million with respect to Mountaineer, and $0.2 million for repairs with respect to Presque Isle Downs. We also are subject to laws and regulations that create liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating hazardous substances or petroleum products on its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly, such substances may materially adversely affect the ability to sell or rent such property or to borrow funds using such property as collateral. Additionally, the owner of a property may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.

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

        For competitive reasons, we may be forced to purchase new slot machines or enter into participating lease arrangements that are more expensive than our current costs associated with the continued operation of our existing slot machines. Slot machine lease arrangements typically require the payment of a fixed daily rental and participation agreements include payment of a percentage of coin-in or net win amounts. Generally, a participating lease is substantially more expensive over the long term than the cost to purchase a new machine. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participating lease costs, it could have an adverse effect on our profitability.

Risks Related to Our Capital Structure

Our substantial level of debt could adversely affect our financial condition and prevent us from fulfilling obligations under our Senior Secured and Senior Subordinated Notes and our other debt.

        We have substantial debt. We have total debt in aggregate principal amount of $393.8 million as of December 31, 2009, of which $268.8 million in aggregate principal amount is secured.

        Currently, our borrowing capacity under our Amended and Restated Credit Facility is limited to a total of $3.9 million, and the facility terminates on March 31, 2010. Our Amended and Restated Credit Facility is currently undrawn, except to the extent of approximately $0.6 million of outstanding letters of credit. We are currently negotiating definitive terms of a new $20 million credit facility. The indentures governing the Senior Secured Notes and Senior Subordinated Notes permit equipment financing for existing gaming facilities outstanding at any one time of up to the greater of $20 million or 4.5% of consolidated tangible assets (as defined) of the Company. The indentures also permit (i) financing under a new credit agreement of up to $20 million and (ii) equipment financing for gaming equipment to be installed in future gaming facilities or for additional gaming operations as a result of the approval of additional permitted gaming activities by applicable gaming authorities. However, additional borrowings, including amounts permitted under the indentures, could be limited by the terms of a new credit agreement. If new debt were to be incurred in the future, the related risks could intensity.

        In order to borrow amounts in excess of the amended permitted debt basket under the indentures governing the Senior Secured Notes and Senior Subordinated Notes (subject to limitations under our Amended and Restated Credit Facility, or any replacement credit facility), we must either satisfy the debt incurrence tests provided by the indentures or obtain the prior consents of the holders of at least a majority in aggregate principal amount of those notes that are not owned by the Company or any of its affiliates. While the indentures for the new Senior Secured Notes and the Senior Subordinated Notes, as recently amended, will allow us to incur indebtedness to fund development of future gaming operations, like slot gaming at Scioto Downs, the indentures governing those notes require us to obtain equity financing in the amount of 40% and 50%, respectively, of the total financed costs in excess of the permitted indebtedness.

        Our substantial debt could have important consequences and significant effects on our business. For example, it could:

  •
  make it more difficult for us to satisfy our obligations under our Senior Secured and Senior Subordinated Notes and our other debt;

  •
  result in an event of default if we fail to satisfy our obligations under the Senior Secured and Senior Subordinated Notes or our other debt or fail to comply with the financial and other restrictive covenants contained in the indentures governing the Senior Secured and Senior Subordinated Notes or agreements governing its other indebtedness, which event of default could result in all of our debt becoming immediately due and payable and could permit our lenders to foreclose on our assets securing such debt;

  •
  require us to dedicate a substantial portion of our cash flow from our business operations to pay our debt, thereby reducing the availability of cash flow to fund working capital, capital expenditures, development projects, general operational requirements and other purposes;

  •
  limit our ability to obtain additional financing for working capital, capital expenditures and other activities;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  increase our vulnerability to general adverse economic and industry conditions or a downturn in our business; and

  •
  place us at a competitive disadvantage compared to competitors that are not as highly leveraged.

        Any of the above-listed factors could have a material adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the Senior Secured and Senior Subordinated Notes and our other debt.

The indenture governing the Senior Secured and Senior Subordinated Notes and our other debt agreements contain covenants that significantly restrict our operations.

        The indentures governing the Senior Secured and Senior Subordinated Notes and the Amended and Restated Credit Facility contain, and any of our other future debt agreements, including any new credit facility, may contain, numerous covenants imposing financial and operating restrictions on our business. These restrictions may materially and adversely affect our ability to operate our business, may materially and adversely limit our ability to take advantage of potential business opportunities as they arise and may materially and adversely affect the conduct of our current business, including by restricting our ability to finance future operations and capital needs and limiting our ability to engage in other business activities. These covenants place restrictions on our ability and the ability of our operating subsidiaries to, among other things:

  •
  pay dividends, redeem stock or make other distributions or restricted payments;

  •
  incur debt or issue preferred equity interests;

  •
  make certain investments, including in unrestricted subsidiaries;

  •
  create liens;

  •
  agree to payment restrictions affecting the guarantors;

  •
  consolidate or merge;

  •
  sell or otherwise transfer or dispose of assets, including equity interests of our subsidiaries;

  •
  enter into sale-leaseback transactions;

  •
  enter into transactions with our affiliates;

  •
  designate our subsidiaries as unrestricted subsidiaries;

  •
  use the proceeds of permitted sales of our assets; and

  •
  change our line of business.

        The Amended and Restated Credit Facility also includes, and any new credit facility is expected to include, certain financial and other covenants. The Amended and Restated Credit Facility contains an interest coverage ratio of 1.50 to 1.00, an initial secured leverage ratio of 4.00 to 1.00 and a priority senior secured leverage ratio of 0.50 to 1.00. Each such ratio is tested on a quarterly basis. The Amended and Restated Credit Facility also includes, and any new credit facility is expected to include, restrictions on our ability to make capital expenditures; changes in the nature of our businesses; sale of all or a substantial or material portions of our assets; mergers, acquisitions, consolidations, reorganizations and recapitalizations; investments; additional indebtedness; guarantees; leases; dividends and distributions; liens; debt repayments; sale-leasebacks; lease expenditures; and transactions with affiliates. A payment default or an acceleration of indebtedness thereunder as a result of an event of default under the Amended and Restated Credit Facility may give rise to an event of default under the indenture governing the notes which would entitle the holders of the notes to exercise the remedies provided in the indenture, subject to the restrictions and other provisions set forth in the intercreditor agreement.

        We may need to obtain additional financing beyond that which is permitted by the indentures governing our Senior Secured and Senior Subordinated Notes and the Amended and Restated Credit Facility in order to fund certain expansion projects, including the construction of a slot machine casino at Scioto Downs and a table gaming casino at Presque Isle Downs (if permitted by law) and any related licensing fee. In order to borrow amounts in excess of the amended permitted debt basket under the indentures governing the Senior Secured Notes and Senior Subordinated Notes (subject to limitations under our Amended and Restated Credit Facility, or any replacement credit facility), we must either satisfy the debt incurrence tests provided by the indentures or obtain the prior consents of the holders of at least a majority in aggregate principal amount of those notes that are not owned by the Company or any of its affiliates. While the indentures for the new Senior Secured Notes and the Senior Subordinated Notes, as recently amended, will allow us to incur indebtedness to fund development of future gaming operations, like slot gaming at Scioto Downs, the indentures governing those notes require us to obtain equity financing in the amount of 40% and 50%, respectively, of the total financed costs in excess of the permitted indebtedness. We cannot assure you that we will be able to obtain such consents, or alternative financing, on terms acceptable to us or at all. Our inability to obtain such consents, or alternative financing, would have a material adverse effect on our business, financial condition and results of operations. If we are unable to finance our current or future expansion projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects as well as capital expenditures, selling assets, restructuring debt, or obtaining equity financing. These sources of funds may not be sufficient to finance our expansion, and other financing may not be available on acceptable terms, in a timely manner or at all.

Our outstanding Senior Subordinated Notes will mature in June 2012. Our Amended and Restated Credit Facility will mature in March 2010.

        Our $125.0 million in aggregate principal amount of Senior Subordinated Notes will mature in June 2012. At maturity, the entire principal amount of Senior Subordinated Notes, together with unpaid interest thereon, will become due and payable and we will be required to borrow funds to satisfy our obligations with respect to the Senior Subordinated Notes. We cannot assure you that we will be able to obtain financing to repay amounts due on the Senior Subordinated Notes on terms that are satisfactory to us, if at all. If we are unable to obtain sufficient financing to repay our obligations with respect to the Senior Subordinated Notes, the holders thereof will be entitled to exercise the remedies provided in the indenture governing the Senior Subordinated Notes. Our failure to pay our obligations with respect to the Senior Subordinated Notes would also constitute an event of default under the indenture governing the notes, which would entitle the holders of the notes to accelerate our obligations with respect to the notes and exercise the remedies provided in the indenture and security documents relating to the notes.

        In addition, our Amended and Restated Credit Facility will mature on March 31, 2010. We are currently negotiating definitive terms of a new $20 million credit facility. We are hopeful that the new credit facility agreement can be finalized prior to the March 31, 2010 termination of our existing Amended and Restated Credit Facility. However, we cannot assure you that we will be able to obtain a replacement credit facility on terms that are acceptable to us, or at all. If we are unable to access amounts under the Amended and Restated Credit Facility, or to enter into a replacement credit facility, as applicable, and are unable to generate sufficient cash flow in the future, we may be unable to fund our operations and satisfy our debt obligations, which could have a material adverse effect on our liquidity position, business, financial condition and results of operations.

To service our debt, we will require a significant amount of cash. If we fail to generate sufficient cash flow from future operations, we may have to refinance all or a portion of our debt or seek to obtain additional financing.

        We expect to obtain the funds to pay our expenses and to pay the amounts due under Our Senior Secured and Senior Subordinated Notes, our Amended and Restated Credit Facility, any new credit facility and our other debt primarily from operations. Our ability to meet our expenses and make these payments thus depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in us being unable to pay amounts due under our outstanding debt or to fund other liquidity needs, such as future capital expenditures. If we do not have sufficient cash flow from operations, we may be required to refinance all or part of its then existing debt, sell assets, reduce or delay capital expenditures or borrow more money. We cannot assure you that we will be able to accomplish any of these alternatives on terms acceptable to it, or at all. In addition, the terms of existing or future debt agreements, including the indentures governing the Senior Secured and Senior Subordinated Notes, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could materially adversely affect our ability to pay the amounts due under the Senior Secured and Senior Subordinated Notes and our other debt.

Risks Related to Our Common Stock

If the price of our common stock declines below $1.00 per share for a sustained period, our common stock may be delisted from the NASDAQ Global Select Market.

        The NASDAQ Global Select Market imposes, among other requirements, listing maintenance standards including minimum bid and public float requirements. In particular, NASDAQ rules require us to maintain a minimum bid price of $1.00 per share of our common stock. If the closing bid price of our common stock falls below $1.00 per share for 30 consecutive business days, we would fail to be in compliance with NASDAQ's continued listing standards and, if we are unable to cure the non-compliance within 180 days, our common stock may be delisted from NASDAQ. Delisting could adversely affect both the market liquidity and the market price of our common stock. Such delisting could also adversely affect our ability to obtain financing. Within the last twelve months, our common stock has traded below the $1.00 per share level and has been as low as $0.73 per share. The closing price on March 15, 2010, was $1.94 per share. As of this date, our common shares have not traded below the applicable $1.00 minimum closing bid requirement for 30 consecutive business days.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        The following describes our principal real properties as of March 1, 2010:

        The Mountaineer Casino, Racetrack & Resort.    We own approximately 1,750 acres of land in Chester, Hancock County, West Virginia, of which the resort occupies approximately 213 acres and the Woodview Golf Course occupies approximately 163 acres. The property also includes a one-mile all weather, lighted thoroughbred racetrack and an enclosed grandstand, clubhouse and related facilities for the horses, jockeys and trainers. Included in the 1,750 acres of land is approximately 1,350 acres of land that are considered non-operating real properties that we intend to sell.

        Presque Isle Downs & Casino.    The clubhouse and thoroughbred racetrack is located on a 272-acre site that we own in Summit Township, Erie County, Pennsylvania. Of this site, approximately 58 acres are dedicated to the public as open space. The site includes barns and related facilities for the horses, jockeys and trainers. In addition, we own three other parcels of land; a 213-acre site in McKean Township, Pennsylvania; a 25-acre site in Erie, Pennsylvania; and an 11-acre site in Summit Township that formerly housed an off-track wagering facility. These three properties are considered non-operating real properties that we intend to sell.

        Scioto Downs.    Scioto Downs owns approximately 208 acres of land in Columbus, Ohio that serves as the site for the harness racetrack. In addition to the racetrack, there is parking, a grandstand, clubhouse and dining facilities, as well as barns and stables.

        Substantially all of our assets are pledged to secure the debt evidenced by the Amended and Restated Credit Facility, as amended, by and among us, our operating subsidiaries and Wells Fargo Bank, N.A. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Sources of Capital" which is included elsewhere in this report.

ITEM 3.    LEGAL PROCEEDINGS.

        HHLV Management Company, LLC v. Speakeasy Gaming of Fremont, Inc. and MTR Gaming Group, Inc., Case Number A520379, Clark County, Nevada.    On May 5, 2006, HHLV Management Company, LLC, an affiliate of Harrah's Entertainment, Inc., served a complaint for breach of contract against Speakeasy Gaming of Fremont, Inc. (and MTR Gaming Group, Inc. as guarantor of the obligations of Speakeasy Gaming of Fremont, Inc.). The complaint alleged that HHLV was entitled to an additional $5 million of purchase price pursuant to the Purchase Agreement by which Speakeasy Gaming of Fremont acquired Binion's Gambling Hall & Hotel. The Company and Speakeasy Gaming of Fremont, Inc. answered the complaint, generally denying liability and filed counterclaims for breach of contract, breach of duty of good faith and fair dealing, and fraudulent or intentional misrepresentations. By order filed on October 2, 2006, the court dismissed the Company's counterclaims that were based on fraud and bad faith, but preserved the counterclaim based on breach of contract. On June 11, 2009, we settled this dispute and paid HHLV Management Company approximately $0.7 million, which represented $1.75 million of purchase price adjustment less approximately $1.1 million for other amounts HHLV Management Company owed us.

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

        Edson R. Arneault v. MTR Gaming Group, Inc., et al, Civil Action No. 09-C-175R, Circuit Court of Hancock County, West Virginia.    On October 8, 2009, Edson R. Arneault, former Chairman, President and Chief Executive Officer of the Company, initiated a legal action which named as defendants the Company, certain of its affiliates and various other parties regarding a dispute under Mr. Arneault's deferred compensation agreement and employment agreements. The complaint did not specify a damage amount sought from the defendants, but alleged, among other things, that the Company was required to continue to pay annual premiums on insurance policies under the deferred compensation and employment agreements between the Company and Mr. Arneault. In conjunction with Mr. Arneault's departure from the Company on October 31, 2008, we recorded the obligation with respect to the insurance premiums and we had continued to pay such premiums as they became due and payable. Effective March 1, 2010, the Company and other named defendants and Mr. Arneault entered into a Settlement Agreement and Release (the "Settlement Agreement"), pursuant to which we agreed to pay an aggregate of $1.6 million to Mr. Arneault to, among other things, (a) terminate the obligations of the parties under a consulting agreement between the Company and Mr. Arneault, other than an agreement by Mr. Arneault not to compete with the Company by owning, operating, joining, controlling, participating in, or being connected as an officer, director, employee, partner, stockholder, consultant or otherwise with any gaming business within 100 miles of any facility owned or leased by the Company, and a non-solicitation agreement by Mr. Arneault, (b) satisfy in full any obligations that the Company may have had under the deferred compensation agreement with Mr. Arneault, and (c) resolve, compromise and settle any and all claims related to the action filed by Mr. Arneault against the Company, its affiliates and other named parties. In addition, pursuant to the terms of the Settlement Agreement, Mr. Arneault disclaimed all rights in the life insurance policies, and the proceeds and cash surrender value of such policies, that were designed to fund any deferred compensation obligations owed by the Company to Mr. Arneault. In conjunction with the settlement, we intend to surrender the life insurance policies and receive the cash surrender value of such policies which approximates $1.8 million at December 31, 2009.

        We are also a party to various lawsuits, which have arisen in the normal course of our business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on our consolidated financial condition or results of operations.

ITEM 4.    REMOVED AND RESERVED.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our Common Stock is quoted on the NASDAQ Global Select Market under the symbol "MNTG". On March 15, 2010, the NASDAQ Official Closing Price for our common stock was $1.94. As of March 15, 2010, there were of record 817 holders of our common stock.

        We are prohibited from paying any dividends without our lenders' consent. We historically have not paid cash dividends and do not intend to pay such dividends in the foreseeable future.

        The following table sets forth the range of high and low bid price quotations for our common stock for the two fiscal years ended December 31, 2008 and 2009, and for the period of January 1, 2010 through March 15, 2010. These quotes are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Stock Price
	High	Low
Year Ended December 31, 2008:
First Quarter	7.62	4.95
Second Quarter	7.70	4.67
Third Quarter	5.24	2.80
Fourth Quarter	4.25	1.44
Year Ended December 31, 2009:
First Quarter	2.02	0.73
Second Quarter	3.03	0.83
Third Quarter	4.15	2.20
Fourth Quarter	3.12	1.14
Year Ending December 31, 2010:
First Quarter (January 1, 2010 through March 15, 2010)	2.11	1.26

        The NASDAQ Global Select Market imposes, among other requirements, listing maintenance standards including minimum bid and public float requirements. In particular, NASDAQ rules require us to maintain a minimum bid price of $1.00 per share of our common stock. If the closing bid price of our common stock falls below $1.00 per share for 30 consecutive business days, we would fail to be in compliance with NASDAQ's continued listing standards and, if we are unable to cure the non-compliance within 180 days, our common stock may be delisted from NASDAQ. As of March 15, 2010, our common shares have not traded below the applicable $1.00 minimum closing bid requirement for 30 consecutive business days.

 Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2009, with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	735,000	$6.71	395,000
Equity compensation plans not approved by security holders	474,500	$7.23	170,000

Total	1,209,500		565,000

        The Company's equity compensation plans that were not approved by security holders (as no such approval was required) consist of (i) grants of non-qualified stock options ("NQSOs") as inducement for initial employment by the Company or its subsidiaries; (ii) grants of NQSOs to non-executive employees; and (iii) NQSOs granted under our 2001 Employee Stock Incentive Plan or available for grant under our 2002 Employee Stock Incentive Plan, both of which are "broad-based plans" as defined by the NASDAQ Market Place Rules (i.e., ones in which not more than half of the options/shares may be awarded to officers and directors). In the case of all such plans, the exercise price of options must be not less than fair market value of the common stock on the date of grant. Options granted under the plans may be for terms of up to ten years. The 2001 and 2002 Employee Stock Incentive Plans are to be administered by the board or a committee of the board consisting of not fewer than two non-employee directors. Repricing under the 2001 plan is limited to 10% of the number of options then outstanding thereunder; repricing under the 2002 plan is prohibited.

        On January 22, 2010, we amended certain of our stock incentive plans to provide for the grants of restricted stock units ("RSUs") and cash awards to key employees (including officers and directors) of or consultants to the Company, or its subsidiaries, as the Compensation Committee of the Company's Board of Directors may determine. Pursuant to the amended plans, on January 22, 2010, we granted a total of 520,000 RSUs and cash awards totaling $390,000 to certain key employees. The RSUs vest at the rate of one-third upon each of the first, second and third anniversaries of the date of the grants. Unvested RSUs shall vest on the date of a change of control (as defined).

 Stock Performance Graph

        The following graph demonstrates a comparison of cumulative total returns of the Company, the NASDAQ Market Index (which is considered to be a broad index) and an industry peer group index based upon companies which are publicly traded with the same four digit standard industrial classification code ("SIC") as the Company (SIC 7999—Amusement and Recreational Services) for the past five years since December 31, 2004. The following graph assumes $100 invested in each of the above groups and the reinvestment of dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG MTR GAMING GROUP, INC.,
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON JAN. 1, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2009

	Year Ended
Index Description	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
MTR GAMING GROUP, INC.	$100.00	$98.58	$115.72	$64.30	$15.91	$12.31
NASDAQ MARKET INDEX	100.00	102.20	112.68	124.57	74.71	108.56
SIC CODE INDEX(1)	100.00	98.10	95.01	72.07	15.50	18.37

(1)
The peer group includes the following companies: Boyd Gaming Corp., CKX Inc., Isle of Capri Casinos, Lakes Entertainment, Inc., Littlefield Corporation, MGM Mirage, Inc., Multimedia Games Inc., Nevada Gold & Casinos, Inc., Southwest Casino Corporation, SportsNuts Inc., Trans World Corp., W Technologies Inc., and Youbet.com Inc.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following table sets forth summary consolidated financial and other data as of and for each of the five years ended December 31, 2009. The summary consolidated financial data have been derived from our audited consolidated financial statements of the Company, certain of which are included elsewhere in this report, and should be read in conjunction with those consolidated financial statements and the accompanying related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

(dollars in thousands, except per share amounts)

	Fiscal Years Ended December 31,
	2009	2008	2007(1)(2)	2006(3)	2005
Statement of Operations Data:
Revenues:
Gaming	$400,583	$418,055	$370,956	$259,098	$251,935
Pari-mutuel commissions	12,806	14,454	13,321	12,988	12,585
Food, beverage and lodging	31,973	35,963	29,421	22,320	21,569
Other	8,764	10,300	8,088	7,806	8,136

Total revenues	454,126	478,772	421,786	302,212	294,225
Less promotional allowances	(9,971)	(7,921)	(5,968)	(4,432)	(4,214)

Net revenues	444,155	470,851	415,818	297,780	290,011

Operating income(4)	22,847	38,234	26,934	29,495	28,148

(Loss) income from continuing operations(5)	(23,698)	(4,386)	(5,490)	7,583	8,684
Income (loss) from discontinued operations(6)(7)	1,160	(13,325)	(5,869)	(3,137)	(915)

Net (loss) income	$(22,538)	$(17,711)	$(11,359)	$4,446	$7,769

Net (loss) income per share from continuing operations:
Basic	$(0.86)	$(0.16)	$(0.20)	$0.28	$0.31
Diluted	$(0.86)	$(0.16)	$(0.20)	$0.27	$0.30
Balance Sheet Data:
Cash and cash equivalents	$44,755	$29,011	$31,045	$21,431	$22,576
Working capital (deficit)	26,281	407	(1,651)	(5,981)	6,502
Current assets	72,160	71,095	59,940	54,402	42,406
Current liabilities	45,879	70,688	61,591	60,383	35,904
Total assets	503,013	527,710	611,320	479,503	334,677
Long-term obligations (current portion)	6,618	20,498	11,008	6,000	477
Long-term obligations (net of current portion)	375,885	357,112	420,520	271,908	152,966
Total liabilities	429,740	432,107	498,868	351,139	210,757
Total stockholders' equity	73,273	95,603	112,147	122,984	120,976

(1)
Mountaineer commenced poker on October 19, 2007 and table gaming on December 20, 2007.

(2)
Presque Isle Downs commenced slot operations on February 28, 2007 and live racing operations on September 1, 2007.

(3)
Effective January 1, 2006, we adopted Accounting Standards Codification 718—Compensation—Stock Compensation (formerly Financial Accounting Standards Board Statement No. 123(R)). The effect of adopting this new accounting principle amounted to a charge of $102,000 net of tax.

(4)
Operating income for 2009 includes (i) impairment losses in the aggregate amount of $10.4 million related to non-operating real properties and $1.5 million related to goodwill; (ii) strategic costs of $9.8 million associated with lobbying and gaming efforts in Ohio; and (iii) a charge of $1.6 million related to a legal settlement with our former Chairman, President and Chief Executive Officer.

  Operating income for 2008 includes (i) a loss on disposal of property of $2.1 million associated with the corporate residence and associated real property and furnishings that was conveyed to our former Chairman, President and Chief Executive Officer on May 1, 2009; and (ii) a $1.5 million loss on the disposal of certain equipment components of Presque Isle Downs' surveillance system that were defective and malfunctioning.

  Operating income for 2007 includes (i) project opening costs of $3.0 million related to Presque Isle Downs, which opened on February 28, 2007; and (ii) project opening costs of $2.6 million related to Mountaineer which commenced poker and table gaming in the fourth quarter of 2007.

  Operating income for 2006 includes (i) project opening costs of $2.3 million related to Presque Isle Downs, which opened on February 28, 2007.

(5)
(Loss) income from continuing operations for 2009 includes (i) a loss on debt modification in the aggregate amount of $1.8 million resulting from the write-offs of deferred financing fees; and (ii) a loss on debt extinguishment of $1.3 million resulting from the write-off of deferred financing fees and payment of consent fees to the holders of our repurchased Senior Unsecured Notes (See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included elsewhere in this report).

(Loss) income from continuing operations for 2008 includes a loss on debt modification in the aggregate amount of $3.8 million resulting from the write-offs of deferred financing fees.

(6)
The operating results MTR-Harness, Inc. and North Metro Harness Initiative, LLC (dba Running Aces Harness Park) have been reflected as discontinued operations in 2009. Corresponding reclassifications have been made to the prior period presentation.

The operating results for Binion's Gambling Hall & Hotel, the Ramada Inn and Speedway Casino, Jackson Racing, Inc. and Jackson Trotting Association, LLC (d/b/a Jackson Harness Raceway) have been reflected as discontinued operations in 2008. Corresponding reclassifications have been made to the presentation of the prior periods.

(7)
(Loss) income from discontinued operations for 2008 includes (i) an impairment loss of $8.7 million related to our investment in North Metro Harness Initiative, LLC (for which it could not be determined until 2009 that a $2.9 million tax benefit could be realized); and (ii) an impairment loss of $2.6 million ($2.1 million net of tax) related to our investment in Jackson Trotting Association, LLC.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis, including the critical accounting policies contained herein, should be read in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this report.

        Our historical operating results may not be indicative of our future results of operations because of the factors discussed in "Part I, Item 1. Business—Cautionary Statement Forward-Looking Information.

Overview

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

        Mountaineer currently operates approximately 2,800 slot machines, 40 poker tables (which we began operating in October 2007) and 66 casino table games, including blackjack, craps, roulette and other games, (which we began operating in late December 2007) and offers live thoroughbred horse racing and on-site pari-mutuel wagering.

        Presque Isle Downs opened and commenced operations with 2,000 slot machines on February 28, 2007, and live thoroughbred horse racing with pari-mutuel wagering on September 1, 2007. On January 7, 2010, Pennsylvania amended its gaming law, permitting table games at Pennsylvania casinos. We intend to implement table gaming operations with 48 casino table games at Presque Isle Downs in July 2010, pending regulatory approval.

        Scioto Downs conducts live harness horse racing with pari-mutuel wagering generally during the months of May through September.

        Through our wholly-owned subsidiary, MTR-Harness, Inc., we owned a 50% interest in North Metro Harness Initiative, LLC, which operates Running Aces Harness Park in Anoka County, Minnesota. On April 3, 2009, we received notification that North Metro's lender was seeking foreclosure of our equity interest in North Metro. Pursuant to a settlement agreement with North Metro's lender which was executed on May 27, 2009, we relinquished our interest in North Metro and paid $1 million to satisfy our obligations under a payment guaranty. On June 3, 2009, the lender terminated the litigation with prejudice and mutual releases were executed. Reclassifications have been made to the prior period presentation to reflect the assets, liabilities, operating results and cash flows of MTR-Harness, Inc. and its interest in North Metro as discontinued operations.

        Through our wholly-owned subsidiary, Jackson Racing, Inc., we own a 90% interest in Jackson Trotting Association LLC, which had operated Jackson Harness Raceway in Jackson, Michigan. On December 4, 2008, Jackson Trotting ceased the racing and simulcast wagering operations at Jackson Harness Raceway and surrendered its racing license to the Michigan Racing Commission.

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

        The assets, liabilities, operating results and cash flows for Jackson Racing, Inc. and its interest in Jackson Trotting Association LLC, Binion's Gambling Hall & Hotel and the Ramada Inn and Speedway Casino are reflected as discontinued operations.

        The following table sets forth a reconciliation of income (loss) from continuing operations, a generally accepted accounting principles ("GAAP") financial measure, to Adjusted EBITDA from continuing operations, a non-GAAP measure, and income (loss) from discontinued operations, a GAAP financial measure, to Adjusted EBITDA from discontinued operations, a non-GAAP measure, for each of the years ended December 31, 2009 and 2008.

	2009	2008
	(in thousands)
Continuing Operations:
MTR Gaming Group, Inc. (consolidated)—continuing operations:
Loss from continuing operations	$(23,698)	$(4,386)
Interest expense, net of interest income	44,766	40,506
Benefit for income taxes	(1,365)	(1,706)
Depreciation	29,279	29,839
Impairment loss	11,945	—
Loss on disposal of property	209	2,956
Loss on debt modification and extinguishment	3,105	3,820
Other	39	—

Adjusted EBITDA from continuing operations	$64,280	$71,029

Mountaineer Casino, Racetrack & Resort:
Income from continuing operations	$11,247	$16,703
Interest expense, net of interest income	5,568	8,973
Provision for income taxes	9,547	9,309
Depreciation	14,454	14,781
Impairment loss	6,236	—
Loss on disposal of property	162	1,655
Loss on debt modification and extinguishment	773	—

Adjusted EBITDA from continuing operations	$47,987	$51,421

Presque Isle Downs & Casino:
Income from continuing operations	$18,503	$11,056
Interest expense, net of interest income	406	1,534
(Benefit) provision for income taxes	(207)	5,423
Depreciation	13,993	13,896
Impairment loss	4,061	—
Loss on disposal of property	1	1,539

Adjusted EBITDA from continuing operations	$36,757	$33,448

Scioto Downs:
Loss from continuing operations	$(1,394)	$(1,511)
Interest expense, net of interest income	91	108
Benefit for income taxes	(669)	(806)
Depreciation	811	904
Other	39	—

Adjusted EBITDA from continuing operations	$(1,122)	$(1,305)

	2009	2008
	(in thousands)
Corporate:
Loss from continuing operations	$(52,054)	$(30,634)
Interest expense, net of interest income	38,701	29,891
Benefit for income taxes	(10,036)	(15,632)
Depreciation	21	258
Impairment loss	1,648	—
Loss (gain) on disposal of property	46	(238)
Loss on debt modification and extinguishment	2,332	3,820

Adjusted EBITDA from continuing operations	$(19,342)	$(12,535)

Discontinued operations:
MTR-Harness/Running Aces Harness Park:
Income (loss) from discontinued operations	$2,038	$(10,892)
Interest expense	9	14
Benefit for income taxes	(3,332)	(1,491)
Equity in loss of North Metro Harness Initiative, LLC	1,000	12,300

Adjusted EBITDA from discontinued operations	$(285)	$(69)

Jackson Racing/Jackson Harness Raceway:
Loss from discontinued operations	$(24)	$(2,526)
Interest expense, net of interest income and non-controlling interest	—	2
Benefit for income taxes, net of non-controlling interest	(12)	(1,360)
Depreciation, net of non-controlling interest	—	30
Loss on disposal of property, net of non-controlling interest	115	160
Loss on impairment of Jackson Trotting Association, LLC	176	2,586
Other	153	—

Adjusted EBITDA from discontinued operations	$408	$(1,108)

Ramada Inn and Speedway Casino:
Income from discontinued operations	$28	$1,600
Interest (income) expense	(1)	163
Provision for income taxes	15	861
Depreciation	—	199
Gain on disposal of property	—	(3,578)

Adjusted EBITDA from discontinued operations	$42	$(755)

Binion's Gambling Hall & Hotel:
Loss from discontinued operations	$(882)	$(1,507)
Interest income, net of interest expense	—	(29)
Benefit for income taxes	(290)	(929)
Loss on disposal of property	—	903

Adjusted EBITDA from discontinued operations	$(1,172)	$(1,562)

        Adjusted EBITDA represents earnings (losses) before interest expense (income), income tax expense (benefit), depreciation and amortization, loss on debt modification and extinguishment, equity in loss of unconsolidated joint venture, (gain) loss on disposal of property and loss on asset impairment. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) or income (loss) from operations as an indicator of our operating performance, or cash flows from operating activities, as a measure of liquidity. Adjusted EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. Management of the Company uses Adjusted EBITDA as the primary measure of the Company's operating performance and in evaluating the performance of operating personnel. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes and debt principal repayments, which can be significant. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        The following tables set forth information concerning our results of operations by property for continuing operations.

	2009	2008
	(in thousands)
Net revenues—continuing operations:
Mountaineer Casino, Racetrack & Resort	$262,718	$289,986
Presque Isle Downs & Casino	178,440	176,761
Scioto Downs	2,946	4,092
Corporate	51	12

Consolidated net revenues	$444,155	$470,851

	2009	2008
	(in thousands)
Operating income (loss)—continuing operations:
Mountaineer Casino, Racetrack & Resort	$27,135	$34,986
Presque Isle Downs & Casino	18,702	18,012
Scioto Downs	(1,933)	(2,208)
Corporate(1)	(21,057)	(12,556)

Consolidated operating income(2)	$22,847	$38,234

(1)
Corporate's operating loss for 2009 includes a charges in the aggregate amount of $9.8 million of strategic costs associated with lobbying and gaming efforts in Ohio and a charge of $1.6 million related to legal settlements (as discussed below under the caption "Corporate Operating Results."

(2)
Consolidated operating income includes asset impairment charges in the aggregate amount of $11.9 million discussed below under the caption "Impairment Losses."

 Mountaineer's Operating Results

        During the year ended December 31, 2009, Mountaineer's operating results continued to be affected by competition, primarily from slot operations in Pennsylvania and the downturn in general economic conditions. Net revenues decreased by $27.3 million, or 9.4%, compared to the year ended December 31, 2008, which included a $19.3 million decrease in gaming revenues. Net revenues earned from food, beverage and lodging operations decreased by $3.5 million, and net revenues earned from other sources, including pari-mutuel commissions decreased by $2.9 million. Promotional allowances increased by $1.6 million. However, Mountaineer's overall operating margin (exclusive of $6.2 million of asset impairment charges, as discussed below) increased to 12.7% in 2009 from 12.1% in 2008 due primarily to the property's cost containment efforts.

        Significant factors contributing to Mountaineer's 2009 operating results were:

  •
  an overall decrease in compensation and benefits costs of $12.5 million, as well as other cost savings programs, during 2009; offset by

  •
  an increase in marketing promotions and advertising costs of $4.5 million during 2009, related to aggressive cash promotion campaigns prior to the implementation of free play on September 1, 2009.

        A discussion of Mountaineer's key operations follows.

        Gaming Operations.    Revenues from gaming operations during 2009 decreased by $19.3 million, or 7.6%, to $234.2 million compared to 2008, and gross profit decreased by $5.5 million, or 5.7%. The decline in the gross profit resulted primarily from the total gaming revenue decline. Revenues from slot operations decreased by $15.8 million to $188.9 million in 2009 compared to $204.6 million in 2008, and poker and table gaming revenue decreased by $3.5 million, generating revenues of $6.2 million and $39.1 million, respectively, in 2009 compared to $7.3 million and $41.5 million, respectively, in 2008.

        The following tables set forth statistical information concerning Mountaineer's gaming operations.

	2009	2008
Slots:
Total gross wagers	$2,156,667,000	$2,245,726,000
Less winning patron payouts	(1,967,778,000)	(2,041,079,000)

Gaming revenues (slot net win)	$188,889,000	$204,647,000
Average daily net win per slot machine	$176	$176
Hold percentage	8.8%	9.1%
Average number of slot machines	2,943	3,192
Tables:
Total table drop	$214,862,000	$225,058,000
Average daily net win per table	$1,772	$2,094
Hold percentage	18.2%	18.4%
Average number of tables	61	54
Poker:
Average daily poker rake per table	$424	$501
Average number of tables	40	40

        Management attributes the decrease in slot revenue to severe weather conditions in January and February of 2009 (as compared to 2008) and the continuing impact on our market from gaming operations in Pennsylvania, with which Mountaineer shares some customer base in Ohio and Pennsylvania. On August 9, 2009, the Rivers Casino in downtown Pittsburgh, Pennsylvania, approximately a one-hour drive from Mountaineer, opened with 3,000 slot machines and various food, beverage and entertainment venues. Additionally, The Meadows Racetrack & Casino, a harness racetrack in Washington, Pennsylvania, which is approximately 40 miles southeast of Mountaineer, opened its permanent casino on April 15, 2009, with over 3,700 slot machines and various food and beverage outlets.

        On September 1, 2009, Mountaineer began to offer its patrons the ability to play slot machines with promotional credits (commonly referred to as "free play"). Promotional credits are not subject to taxes and assessments. Management believes that free play will allow Mountaineer to compete more effectively with gaming operations in Pennsylvania which already have free play. To-date, we converted 2,042 of our slot machines and the state's central monitoring system to accommodate free play. Capital expenditures related to the conversion of our slot machines to accommodate free play amounted to approximately $1.9 million through December 31, 2009, and we expect to incur an additional

$0.6 million in 2010. We believe table games, and the implementation of free play, at Mountaineer will continue to enhance Mountaineer's competitive position by drawing new customers and driving increased play from our existing customers, which may contribute to Mountaineer's gaming revenue growth. Since the implementation of free play on September 1, 2009, our patrons have redeemed $11.0 million of promotional credits. On July 9, 2009, Mountaineer opened 11 additional table games to further distinguish our gaming product from slot machines in West Virginia's local bars and clubs and slot machine operations in Pennsylvania.

        However on January 7, 2010, Pennsylvania amended its gaming law, permitting table games at Pennsylvania casinos. Therefore, gaming operations at Mountaineer during 2010 may continue to be impacted by competitive pressures from the Rivers Casino in downtown Pittsburgh, Pennsylvania and The Meadows Racetrack & Casino in Washington, Pennsylvania. In addition, on November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at Mountaineer Casino commencing approximately in 2013. We intend to be proactive in our efforts to mitigate the effects of such competition, which includes providing first-class customer service at all of our facilities and further reducing our costs.

        During 2009, the decrease in revenues from slot operations resulted in taxes and assessments as a percentage of slot revenues to be 56.1% compared to 56.4% during 2008. For poker and table gaming operations, the tax rate was 40.5% and 40.0% for 2009 and 2008, respectively. The increase in the tax rate is due to a $1.0 million increase in the annual licensing fee during the second year of poker and table gaming operations, as imposed by the West Virginia Lottery Commission. However, gaming taxes and assessments decreased overall by $10.7 million to $124.2 million during 2009 compared to 2008 as a result of the decrease in gaming revenues. Additionally, gaming compensation and benefits costs decreased by $3.0 million during 2009 compared to 2008 principally as a result of cost containment efforts.

        Pari-mutuel Commissions.    Pari-mutuel commissions is a predetermined percentage of the total amount wagered (wagering handle), with a higher commission earned on a more exotic wager, such as a trifecta, than on a single horse wager, such as a win, place or show. In pari-mutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The total wagering handle is composed of the amounts wagered by each individual according to the wagering activity. The total amounts wagered form a pool of funds, from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts a "take-out" or gross commission from the amounts wagered, from which the racetrack pays state and county taxes and racing purses. Mountaineer's pari-mutuel commission rates are fixed as a percentage of the total wagering handle or total amounts wagered. Pari-mutuel commissions for

Mountaineer, detailing gross handles less patron payouts and deductions, for the years ended December 31 were as follows:

	2009	2008
	(in thousands)
Import simulcast racing pari-mutuel handle	$13,080	$16,997
Live racing pari-mutuel handle	7,119	8,057
Less patrons' winning tickets	(15,944)	(19,774)

	4,255	5,280
Revenues—export simulcast	9,871	11,316

	14,126	16,596
Less:
State and county pari-mutuel tax	(431)	(440)
Purses and Horsemen's Association	(6,157)	(7,343)

Revenues—pari-mutuel commissions	$7,538	$8,813

        Overall, Mountaineer's pari-mutuel commissions decreased by 14.5% during 2009, compared to 2008, despite in increase in live racing days by ten days to 225 days in 2009 compared to 2008. The decrease in import simulcast handle, as well as export simulcast, was primarily due to a decline in on-track and off-track wagering, which is consistent with the national average decline in wagering and purses of 9.9% and 5.6%, respectively, during the 2009 compared to 2008, as reported by Equibase Company.

        Live racing and import simulcast may continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or growth in the utilization of telephone and/or internet wagering) and increased competition from Pennsylvania's racetracks. Mountaineer currently simulcasts its live races to over 1,000 sites.

        Food, beverage and lodging operations.    Revenues from food, beverage and lodging operations during 2009 were $21.8 million, which decreased by $3.5 million, or 13.7%, compared to 2008 and gross profit from these operations decreased by 3.2%. The decrease in revenues was reflective of the decline in patron traffic and a shift in marketing strategies designed to reduce food and beverage offers to patrons and increase cash programs. Additionally, the decrease in gross profit was due in part to a 2% increase in food costs.

        The average daily room rate for the Grande Hotel decreased to $48.46 during 2009 from $78.93 during 2008, but the average occupancy rate increased to 80.2% from 74.7% during the same periods, respectively. The decrease in daily room rates and increase in occupancy primarily reflects a shift in marketing strategies to market the hotel to gaming patrons.

        Other operations.    Other operating revenues were primarily derived from operations of the Spa, Fitness Center, retail outlets and golf course; from the sale of programs, admission fees, and lottery tickets; from check cashing and ATM services and from special events at The Harv and Convention Center. Mountaineer's earned revenues from other operations decreased by $1.7 million, or 20.8%, during 2009; while operating expenses decreased by a $2.6 million, or 32.9% compared to 2008. The decrease in revenue was primarily due to a decrease in entertainment and convention center revenues, and the decrease in operating costs was primarily due to a decrease in entertainment costs as well as other cost containment efforts.

Presque Isle Downs' Operating Results

        During the year ended December 31, 2009, Presque Isle Downs experienced increased revenues compared to the same period in 2008. Net revenues increased by $1.7 million, or 1.0%, primarily due to a $1.8 million increase in slot revenues. Presque Isle Downs' overall operating margin (exclusive of $4.1 million of asset impairment charges, as discussed below) increased to 12.8% in 2009 from 10.2% in 2008 due primarily to the property's cost containment efforts.

        Significant factors contributing to Presque Isle Downs' 2009 operating results were:

  •
  an increase in gross profit from gaming operations, as well as food and beverage operations (as discussed below);

  •
  an overall decrease in compensation and benefits costs of $1.4 million during 2009; offset by

  •
  an increase in real estate taxes of $0.8 million during 2009.

        Gaming Operations.    Revenues from gaming operations during 2009 increased by $1.8 million, or 1.1%, to $166.4 million compared to the same period of 2008, and gross profit increased by $2.0 million, or 3.5%.

        The following tables set forth statistical information concerning Presque Isle Downs' gaming operations.

	2009	2008
Slots:
Total gross wagers	$2,123,589,000	$2,027,747,000
Less winning patron payouts	(1,957,216,000)	(1,863,182,000)

Gaming revenues (slot net win)	$166,373,000	$164,565,000
Average daily net win per slot machine	$228	$225
Hold percentage	7.8%	8.1%
Average number of slot machines	2,000	2,000

        Overall, the increase in revenues from gaming operations during 2009 resulted in increased gaming taxes and assessments in the amount of $1.4 million to $101.0 million compared to 2008. Presque Isle Downs' gaming taxes and assessments approximated 60.7% of slot revenues during 2009 compared to 60.5% during 2008. Additionally, slot machine lease expenses and gaming compensation and benefits costs decreased by $0.7 million and $0.9 million, respectively, during the year.

        On January 7, 2010, Pennsylvania amended its gaming law, permitting table games at Pennsylvania casinos. We intend to implement table gaming operations with 48 casino table games at Presque Isle Downs in July 2010, pending regulatory approval. However, on November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at Presque Isle Downs commencing approximately in 2013. We intend to be proactive in our efforts to mitigate the effects of such competition, which includes implementing table gaming at Presque Isle Downs, providing first-class customer service at all of our facilities and further reducing our costs.

        Pari-mutuel Commissions.    Overall, Presque Isle Downs' pari-mutuel commissions revenue remained consistent during 2009 compared to 2008, earning revenues of approximately $3.1 million each year. However, operating expenses decreased by $0.5 million in 2009. Live racing at Presque Isle Downs commenced May 8, 2009, and ended for the season on September 26, 2009.

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

        Food and beverage operations.    Revenues from food and beverage operations were $10.2 million, which increased by $0.2 million, or 2.5%, compared to the same period of 2008. However, operating expenses decreased by $1.1 million to $9.0 million, primarily as a result of a decrease in food costs of $0.6 million and salaries of $0.3 million. As a result of the increase in revenues and decrease in operating expenses, the gross profit from food and beverage operations was 11.4% in 2009 compared to a loss of 1.7% in 2008.

Scioto Downs' Operating Results

        During the year ended December 31, 2009, net revenues decreased by $1.1 million and operating expenses decreased by $1.4 million compared to 2008. The decrease in revenues and operating costs resulted primarily from the absence of food and beverage revenue and expenses in 2009. In 2009, Scioto began outsourcing its food and beverage outlets to a third-party operator, however we do not expect to outsource the operations of these outlets in 2010. Additionally, in order to reduce expenses and operating losses, Scioto Downs and Beulah Park, the other racetrack in Columbus, Ohio, have an agreement, which was approved by the Ohio Racing Commission, whereby Scioto operates its simulcasting only during its live race meet (generally May through September); and during the remaining periods, Scioto Downs' simulcasting is closed and Beulah Park operates its simulcasting. Similarly, when Scioto is open for live racing and simulcasting, Beulah Park is closed. The operating losses incurred by Scioto during 2009 were slightly lower than the operating losses 2008.

        On July 13, 2009, the governor of Ohio signed an executive order directing the Ohio Lottery to take action to implement, and the Ohio legislature approved a budget bill which included language enabling video lottery terminals at Ohio's seven commercial horse tracks, including Scioto Downs. On July 20, 2009, an action was filed by Let Ohio Vote with the Ohio Supreme Court seeking a writ of mandamus to compel the Secretary of State of the State of Ohio to treat the video lottery provisions of the budget bill as subject to voter referendum, claiming that the video lottery provisions of the budget bill are subject to voter referendum because such provisions are not exempt from the referendum provisions contained in the Ohio constitution. On September 21, 2009, the Ohio Supreme Court issued an opinion finding that the video lottery provisions of the budget bill are subject to voter referendum. The Ohio Supreme Court also granted the plaintiffs until December 20, 2009, to circulate petitions that, if signed by a sufficient number of voters, would refer to voters the question of whether to affirm or reject the provisions of the budget bill enabling the placement of video lottery terminals and effectively determine whether video gaming will be permitted at Ohio racetracks. The petitioners were required to submit 241,365 signatures to put the referendum on the ballot. Petitioners purportedly submitted a sufficient number of signatures, which are currently subject to state review and authentication. If a sufficient number of valid signatures are determined to have been obtained to bring the measure to ballot, the vote on gaming at racetracks in Ohio is unlikely to occur prior to November 2010 and there can be no assurance on the outcome of such election or whether video lottery terminals will be installed at Scioto Downs. If state authorities determine that the necessary signatures for the referendum petition have not been obtained, the Ohio legislation enabling video lottery shall be effective, subject to the success of other pending challenges described below.

        The Ohio legislation enabling video lottery is also subject to a lawsuit filed on September 3, 2009 asserting that expanded gaming activities at racetracks violates the Ohio constitution and requires voter approval. The lawsuit alleges that slot machines are not lottery games that were approved by Ohio voters in authorizing the lottery and that the allocation of profits between the state of Ohio and racetracks violates Ohio constitutional provisions earmarking lottery proceeds for education. The Ohio legislation enabling video lottery is also subject to a lawsuit filed on September 14, 2009 asserting, in addition to the assertions in the prior lawsuit, that the legislation is unconstitutional, because, among other things, it violates the Ohio constitution's requirements that no bill shall contain more than one subject, that every bill shall be considered by each House on three different days, that the state's credit not be used in aid of any individual, association or corporation, and that all proceeds generated by the lottery be used to support education in the state. These lawsuits were dismissed in October 2009. Each of these lawsuits may be refiled.

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

        On November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at both Mountaineer Casino and Presque Isle Downs commencing approximately in 2013. A casino in Columbus will increase competition at Scioto Downs. We intend to be proactive in our efforts to mitigate the effects of such competition, including continuing our efforts to introduce gaming at Scioto Downs as the Governor of Ohio has proposed, implementing table gaming at Presque Isle Downs, providing first-class customer service at all of our facilities, and further reducing our costs.

        We have considered the potential for future gaming at Scioto Downs and the impact on the carrying value of the $13.2 million intangible asset associated with the fair value of the racing licenses held by Scioto Downs. Such value reflected that the racing licenses would permit Scioto Downs to operate gaming if such legislation were passed. In this regard, we retained an independent third party to perform an update of the fair value analysis of the intangible asset as of December 31, 2009. The valuation, which utilized discounted cash flows, demonstrated that the fair value exceeded the carrying value of the intangible asset and that no impairment was indicated at December 31, 2009.

        Even if gaming is permitted at Scioto Downs following the resolution of the pending litigation and satisfaction of any applicable voter referendum requirements, the recent passage of a referendum permitting casino gaming may materially adversely affect our ability to obtain financing to pay the license fees and otherwise make necessary investments at Scioto Downs to permit gaming and comply with the conditions to licensing. Additionally, tax rates on the revenue from such casinos would be substantially lower than the tax rates proposed by the Governor of Ohio to be imposed on video lottery at the racetracks, resulting in a competitive advantage for the casinos. Such new competition may have a material adverse effect on our business, financial condition and results of operations. During 2009, we spent approximately $9.8 million in the aggregate opposing the November 3, 2009 referendum. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business—We face significant competition from other gaming and racing facilities, and increased competition could have a material adverse effect on us; recent passage of a referendum authorizing four casinos in Ohio will create significant new competition" which is included elsewhere in this report. We intend to lobby for lower licensing fees and taxes in light of the anticipated competition from casinos authorized by the November 3, 2009 referendum, but we cannot assure you that we will be successful. We believe that approval of slot gaming or video lottery at Ohio racetracks will positively impact our business prospects and financial condition because we expect that slot gaming or video lottery at Scioto Downs will, if approved, increase our revenues and operating margins at that property. If slot gaming and video lottery are permitted at Ohio racetracks, we expect to expand and construct a slot machine casino at Scioto Downs, which will require additional debt and equity financing that may not be available on terms that are acceptable to us. See "Part I, Item 1A. Risk Factors—Risks Related to Our Capital Structure—The indenture governing the Senior Secured and Senior Subordinated Notes and our other debt agreements contain covenants that significantly restrict our operations" and "—Risks Related to Our Business—The future of slot gaming and video lottery at Scioto Downs is uncertain," both of which are included elsewhere in this report.

Corporate Operating Results

        During the year ended December 31, 2009, corporate general and administrative expenses were $19.4 million compared to $12.4 million during 2008. Significant factors contributing to the increase in general and administrative expenses in 2009 were:

  •
  incremental strategic costs associated with lobbying and gaming efforts in Ohio aggregating $9.8 million; and

  •
  an aggregate charge of $1.6 million resulting from a legal settlement with our former Chairman, President and Chief Executive Officer (See "Part I, Item 3. Legal Proceedings" included elsewhere in this report); offset by

  •
  a decrease in compensation and benefits costs of $2.0 million during 2009;

  •
  a decrease in stock-based compensation costs of $1.2 million during 2009; and

  •
  other cost containment initiatives.

Depreciation Expense

        Depreciation decreased by $0.6 million during 2009 primarily due to decreased capital spending during 2008 and 2009, compared to prior years when we constructed and opened Presque Isle Downs and implemented table gaming at Mountaineer. Total depreciation expense was $29.3 million during 2009 and $29.8 million during 2008.

Impairment Loss

        During 2009, we performed an evaluation to determine if our non-operating real properties were carried at the lower of the carrying value or fair value. The fair values were determined by independent appraisals, less costs to sell. On certain properties, the asset's carrying value exceeded its fair value. As a result, we adjusted the carrying value of certain non-operating real properties, recognizing impairment losses in the aggregate amount of $10.4 million, of which $6.2 million related to real property owned by Mountaineer and $4.1 million related to real property owned by Presque Isle Downs.

        In addition, we performed the annual impairment tests of our goodwill and other intangible assets, which were generally based on discounted cash flows and review of market data. As a result, at December 31, 2009, we recorded an impairment loss of $1.5 million related to goodwill at Mountaineer.

Loss on Disposal of Property

        During the year ended December 31, 2009, we incurred a net loss of $0.2 million on the disposal of property, which included a loss of $143,000 incurred by Mountaineer on the sale of a parcel of non-operating real property land holdings. During 2008, we incurred a net loss of $3.0 million on the disposal of property as follows:

  •
  In October 2008, we received proceeds of $1.8 million related to the sale of our corporate airplane, which resulted in a gain of $0.7 million.

  •
  In connection with an October 2008 amendment to and expiration of an employment agreement with the former President and Chief Executive Officer of the Company, we recorded a loss of $2.1 million associated with the corporate residence and associated real property and furnishings that was conveyed to such former executive on May 1, 2009.

  •
  In December 2008, Presque Isle Downs recorded a $1.5 million loss on the disposal of certain equipment components of its surveillance system that were defective and malfunctioning.

Interest

        Interest expense, net of interest income, increased by $4.3 million to $44.8 million during 2009, compared to 2008. The increase is attributable to:

  •
  incremental interest of $3.7 million incurred on our $260 million 12.625% Senior Secured Notes which proceeds were used to payoff $100.9 million under our credit facility and our $130 million 9.75% Senior Unsecured Notes;

  •
  additional interest expense of $0.6 million related to consent fees on our $125 million 9% Senior Subordinated Notes; and

  •
  increased amortization of deferred financing fees in the amount of $1.2 million; offset by

  •
  decreased interest expense of $1.2 million on our other debt and equipment financing obligations.

Loss on Debt Modification and Extinguishment

        During the third and fourth quarters of 2009, we incurred losses on the modification of debt in the aggregate amount of approximately $1.8 million resulting from two amendments to our senior secured credit agreement which modified certain aspects of the credit facility including reductions of the borrowing commitment. As such, we were required to proportionately reduce the amount of existing deferred financing fees to reflect the reduction in borrowing capacity. The loss on debt modification reflected the write-offs of deferred financing fees associated with the credit facility. In addition, as a result of the repurchase of our $130 million 9.75% Senior Unsecured Notes on August 12, 2009, we incurred a loss on debt extinguishment of approximately $1.3 million. The loss on debt extinguishment reflected the write-off of remaining deferred financing fees associated with the Senior Unsecured Notes and the payment of a consent fee to the holders of such notes.

        As a result of two amendments to our senior secured credit agreement during 2008, which modified certain aspects of the credit facility including reductions of the borrowing commitment and term, we were required to proportionately reduce the amount of existing deferred financing fees to reflect the reduction in borrowing capacity. In this regard, we incurred a loss on debt modification in the aggregate amount of $3.8 million during 2008 resulting from the write-offs of deferred financing fees.

Income Taxes

        Continuing Operations.    The income tax benefit during 2009 for continuing operations was computed based on an effective income tax rate of 5.4% including interest expense related to uncertain tax positions in income tax expense. The recorded income tax benefit reflects a $4.3 million adjustment to the effective income tax rate for the year due to the impact of permanent non-deductible expenses, including amounts related to lobbying efforts in Ohio, relative to our pre-tax income and a reduction in our estimated annual pre-tax income. During 2009, we recognized approximately $36,000 of interest expense (net of tax) related to uncertain tax positions.

        The income tax benefit during 2008 for continuing operations was computed based on an effective income tax rate of 28.0% plus interest income related to uncertain tax positions of approximately $251,000 (net of tax). The interest income resulted from the reversal of previously established interest expense accruals on tax matters that were settled favorably. In addition, the effective income tax rate during 2008 reflects amounts reclassified as discontinued operations.

        Discontinued Operations.    The 2009 income tax benefit for discontinued operations reflects that during 2009, we obtained new information that caused us to reevaluate the recoverability of deferred tax assets aggregating approximately $2.9 million associated with certain impairment losses recorded in 2008. As a result, we determined that it was more likely than not that the deferred tax assets would be realized and a previously established valuation allowance of approximately $2.9 million was reversed. For the year ended December 31, 2008, the recorded income tax benefit for discontinued operations reflects the aforementioned valuation allowance that was recorded for certain impairment losses for which realization of the tax benefit could not be assured at that time.

Discontinued Operations

        North Metro (d/b/a Running Aces Harness Park) Operating Results.    In June 2004, our wholly-owned subsidiary, MTR-Harness,  Inc., acquired a 50% interest in North Metro Harness Initiative, LLC (d/b/a Running Aces Harness Park), then a wholly-owned subsidiary of Southwest Casino Corporation. In early 2008, North Metro completed construction of a harness racetrack and card room on a 178.4-acre site approximately 30 miles northeast of Minneapolis, Minnesota. Running Aces commenced live racing and simulcast operations (import and export) with pari-mutuel wagering on April 11, 2008, and opened a 50-table card room offering "non-banked" games (those in which the players play only against each other instead of against the house) on June 30, 2008.

        North Metro's operations did not generate sufficient cash flow to service its indebtedness to its lender, Black Diamond Commercial Finance L.L.C. During 2008, we determined that there was substantial doubt as to whether we could recover our investment in North Metro. Accordingly, during 2008 we recorded impairment losses of $8.7 million (for which a tax benefit could not be recognized at that time). During the year ended December 31, 2008, we recorded a pretax loss on discontinued operations of $12.4 million, which included equity losses in North Metro of $3.5 million, in addition to the impairment loss of $8.7 million.

        On April 3, 2009, we received notification that Black Diamond was pursuing legal action seeking (i) enforcement of our payment of the $1 million guarantee of North Metro's indebtedness and certain additional costs, and (ii) foreclosure of our subsidiary's pledged equity interest in North Metro. Pursuant to a settlement agreement with Black Diamond executed on May 27, 2009, we relinquished our interest in North Metro (the value of which we had already written down to $0) and paid $1 million to satisfy our obligations under the guarantee, which is included within income (loss) from discontinued operations in our consolidated statements of operations for 2009. Concurrently, we entered into a Signal and Consulting Agreement with North Metro pursuant to which North Metro paid us $250,000 to provide consulting services with respect to its racing operations for a term of three years. On June 3, 2009, Black Diamond terminated the litigation with prejudice and we and Black Diamond executed mutual releases.

        During the year ended December 31, 2009, we incurred a pre-tax loss on discontinued operations of approximately $1.3 million and an income tax benefit of approximately $3.3 million, including an income tax benefit of approximately $2.9 million related to the realization of deferred tax assets associated with the impairment losses of $8.7 million that were recorded in 2008.

        The assets and liabilities of MTR-Harness, Inc. and its interest in North Metro have been reflected as assets and liabilities of discontinued operations in our consolidated balance sheets and the operating results and cash flows have been reflected as discontinued operations.

        Jackson Racing (d/b/a Jackson Harness Raceway).    On December 6, 2005, our wholly-owned subsidiary, Jackson Racing, Inc., acquired a 90% interest in Jackson Trotting Association, LLC, which operated Jackson Harness Raceway in Jackson, Michigan, and offered harness racing from late-April to mid-July, pari-mutuel and simulcast wagering and casual dining. Since acquisition, Jackson Trotting generated operating losses. Additionally, Jackson Trotting exhausted its operating funds, including funds provided by the Company.

        During 2008, we performed an evaluation to determine whether the assets of Jackson Trotting were impaired. Jackson Trotting had generated operating losses since acquisition, projected further operating losses and substantially exhausted its operating funds, including funds provided by the Company. Furthermore, under the terms of our Fifth Amended and Restated Credit Agreement, as amended, we did not have the ability to provide further financial support to Jackson Trotting. Jackson Trotting's assets consisted primarily of a $2.6 million intangible asset that represented the assigned value of the racing licenses held by Jackson Trotting. The value assigned to the racing licenses considered that the racing licenses permit Jackson Trotting to conduct live racing and simulcasting operations, and if legislative proposals in Michigan were passed, would permit Jackson Trotting to operate electronic gaming devices.

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

        During the year ended December 31, 2009, we incurred a pre-tax loss on discontinued operations, before the 10% non-controlling interest in Jackson Trotting not owned by us, of approximately $22,000. During 2008, we incurred a pre-tax loss on discontinued operations, before the 10% non-controlling interest in Jackson Trotting not owned by us, of $4.0 million (inclusive of the impairment loss of $2.6 million). In addition, a loss of approximately $160,000 was incurred in 2008 in connection with the expiration of land options and other costs.

        The assets and liabilities of Jackson Racing, Inc. and its interest in Jackson Trotting have been reflected as assets and liabilities of discontinued operations in our consolidated balance sheets and the operating results and cash flows have been reflected as discontinued operations.

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

        During the year ended December 31, 2009, we recorded pre-tax income on discontinued operations in the amount of approximately $43,000. During 2008, we earned pre-tax income on discontinued operations in the amount of $2.8 million (inclusive of the $2.8 million and $1.2 million gains on the sale of the real property and gaming assets, respectively). In addition, we also incurred a loss of $0.4 million during 2008 in connection with the write-off of an intangible asset related to our Nevada gaming license which was surrendered with the sale of Speedway.

        Binion's Gambling Hall & Hotel.    On March 7, 2008, we sold 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owned and operated Binion's Gambling Hall & Hotel located in Las Vegas, Nevada, and Speakeasy Fremont Experience Operating Company in accordance with the terms of a Stock Purchase Agreement dated June 26, 2007 (as subsequently amended), executed between the Company and TLC Casino Enterprises, Inc. ("TLC"). The transaction was subject to purchase price adjustments based on changes in the net working capital, certain capital expenditures between execution and closing, and a $3.5 million working capital adjustment which remained with Binion's upon closing. Net cash to the Company at closing was approximately $28.0 million. On December 31, 2007, we recorded a loss of $2.0 million to adjust the carrying value of Binion's assets to the anticipated proceeds, less costs to sell; and in January 2009, we settled the post-closing purchase price adjustment in the amount of approximately $1.5 million. Upon completion of the sale on March 7, 2008, and resolution of the purchase price adjustment, we incurred an additional loss on disposal of $0.9 million during 2008.

        In connection with our original acquisition of Binion's on March 11, 2004, we obtained title to the property and equipment subject to increase by $5.0 million if, at the termination of a Joint Operating License Agreement with HHLV Management Company, LLC, an affiliate of Harrah's Entertainment, Inc., certain operational milestones were achieved. Harrah's claimed it had met the milestones, however we disputed such claim. On June 11, 2009, we settled this dispute by finalizing a previous agreement in principle and paid HHLV Management Company approximately $0.7 million, which represented $1.75 million of purchase price adjustment less approximately $1.1 million for other amounts HHLV Management Company owed us. This settlement resulted in an adjustment to previously recorded amounts and a charge to discontinued operations of approximately $0.4 million.

        Also in connection with our original acquisition of Binion's on March 11, 2004, we provided limited guarantees, which reduce each month as rental payments are made on certain land leases, some of which expired in March 2008 and March 2009, and two of which remain in effect. The two remaining guarantees expire on March 31, 2010 and totaled approximately $394,000 at December 31, 2009. TLC remains obligated to use its reasonable best efforts to assist us in obtaining releases of these guarantees, to pay the rent underlying the leases we guaranty on a timely basis, and to indemnify us in the event we are required to pay the land lease obligations pursuant to the guarantees.

        Since July 2009, TLC has paid only a portion of total monthly rent with respect to one of the leases we guarantee. Upon the demand of the landlord that we make monthly payments pursuant to our guarantee, we paid the amounts demanded (approximately $724,000 in the aggregate through March 15, 2010), thus curing the events of default. We have demanded reimbursement from TLC, and on August 5, 2009 commenced legal action for indemnification pursuant to the Stock Purchase Agreement. On October 27, 2009, we reached a settlement with TLC whereby TLC agreed to confess judgment as to amounts we paid and amounts that may be paid by us through the expiration of the guarantees, certain legal fees and interest at the rate of 10% on amounts actually paid by us with respect to the rental payments. We agreed to forbear from enforcing the judgment for two years, provided however that the forbearance will terminate under certain conditions, including if TLC fails to timely make any of the agreed payments or there is a change in control of TLC. During the forbearance period, TLC is also obligated to make payments in partial satisfaction of the judgment in the event TLC raises any capital through debt or equity.

        During the year ended December 31, 2009, we incurred a pre-tax loss on discontinued operations of approximately $1.2 million. During 2008, we incurred a pre-tax loss on discontinued operations in the amount of $2.4 million (inclusive of the additional loss on the sale of $0.9 million).

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

        The following tables set forth information concerning our results of operations by property for continuing operations for the years ended December 31.

	2008	2007
	(in thousands)
Net revenues—continuing operations:
Mountaineer Casino, Racetrack & Resort(1)	$289,986	$261,386
Presque Isle Downs & Casino(2)	176,761	149,858
Scioto Downs	4,092	4,562
Corporate	12	12

Consolidated net revenues	$470,851	$415,818

(1)
Mountaineer commenced poker on October 19, 2007 and table gaming on December 20, 2007.

(2)
Presque Isle Down's commenced slot operations on February 28, 2007 and racing operations on September 1, 2007.

	2008	2007
	(in thousands)
Operating income (loss)—continuing operations:
Mountaineer Casino, Racetrack & Resort(1)	$34,986	$28,859
Presque Isle Downs & Casino(2)	18,012	13,191
Scioto Downs	(2,208)	(2,866)
Corporate	(12,556)	(12,250)

Consolidated operating income	$38,234	$26,934

(1)
Mountaineer's operating income for 2008 includes poker and table gaming operations, and for 2007 includes project opening costs of $2.6 million.

(2)
Presque Isle Downs' operating income for 2007 includes project opening costs of $3.0 million.

Mountaineer's Operating Results

        During the year ended December 31, 2008, Mountaineer's operating results (particularly gaming and food, beverage and lodging) benefited, as expected, from the introduction of poker and table games in the fourth quarter of 2007, but continued to be adversely affected by competition, primarily from the implementation of slot operations in Pennsylvania. Net revenues increased by $28.6 million, or 10.9%, primarily due to a $24.1 million increase in gaming revenues. Net revenues earned from food, beverage and lodging operations increased by $4.6 million, and net revenues earned from other sources, including pari-mutuel commissions, increased by $1.3 million. Promotional allowances increased by $1.4 million. Mountaineer's operating margin increased to 12.1% in 2008 from 11.0% in 2007.

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

        During the year ended December 31, 2008, Mountaineer's average daily net win per slot machine decreased to $176 compared to $194 during 2007. As of December 31, 2008, Mountaineer operated 3,192 slot machines compared to 3,224 at December 31, 2007. The following is a summary of slot gross wagers, less winning patron payouts for the years ended December 31:

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

        During the year ended December 31, 2008, Mountaineer's total poker rake (the fee or commission taken by the operator of a poker game based on a percentage of the amount wagered on each hand) was $7.3 million with an average daily poker rake per table of $501. With respect to table gaming, the total table net win amounted to $41.5 million with a table drop (the total dollar value of gaming chips purchased) of $225.1 million, resulting in a hold percentage of 18.4%. The average daily net win per table was $2,094.

        Management attributes the decrease in slot revenue primarily to the continuing impact on our market from gaming operations in Pennsylvania, with which Mountaineer shares some customer base in Ohio and Pennsylvania. In addition to the opening of Presque Isle Downs, The Meadows Racetrack & Casino, a harness racetrack in Washington, Pennsylvania, opened its temporary slot casino with 1,825 machines in June 2007. The Meadows, which is approximately 40 miles southeast of Mountaineer, opened its permanent casino with over 3,000 slot machines and various food and beverage outlets in April 2009.

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

        Pari-mutuel Commissions.    Pari-mutuel commissions is a predetermined percentage of the total amount wagered (wagering handle), with a higher commission earned on a more exotic wager, such as a trifecta, than on a single horse wager, such as a win, place or show. In pari-mutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The total wagering handle is composed of the amounts wagered by each individual according to the wagering activity. The total amounts wagered form a pool of funds, from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts a "take-out" or gross commission from the amounts wagered, from which the racetrack pays state and county taxes and racing purses. Mountaineer's pari-mutuel commission rates are fixed as a percentage of the total wagering handle or total amounts wagered. Pari-mutuel commissions for Mountaineer, detailing gross handles less patron payouts and deductions, for the years ended December 31 were as follows:

	2008	2007
	(in thousands)
Import simulcast racing pari-mutuel handle	$16,997	$18,028
Live racing pari-mutuel handle	8,057	9,383
Less patrons' winning tickets	(19,774)	(21,636)

	5,280	5,775
Revenues—export simulcast	11,316	12,066

	16,596	17,841
Less:
State and county pari-mutuel tax	(440)	(452)
Purses and Horsemen's Association	(7,343)	(7,937)

Revenues—pari-mutuel commissions	$8,813	$9,452

        Overall, Mountaineer's pari-mutuel commissions decreased by 6.8% during 2008 compared to 2007, which is consistent with the national average decline in wagering of 7.16% during 2008, as reported by the National Thoroughbred Racing Association and Equibase Company. In addition, Mountaineer's decrease in live and import simulcast racing handle can be attributable to eight fewer racing days during 2008 compared to 2007 as a result of more severe winter weather conditions in early 2008. The decline in on-track wagering and the decrease in the number of racing days contributed to the decrease in export simulcast racing handle.

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

Presque Isle Downs' Operating Results

        Presque Isle Downs commenced slot machine gaming operations on February 28, 2007, pari-mutuel wagering on July 27, 2007 and live thoroughbred horse racing on September 1, 2007. During 2008, net revenues increased by $26.9 million, or 18.0%, primarily due to a $23.0 million increase in slots revenue. Net revenues earned from pari-mutuel commissions increased by $2.0 million and net revenues earned from food and beverage operations increased by $2.1 million. The property's operating margin (inclusive of $3.0 million of project opening costs in 2007) increased slightly to 10.2% during 2008 compared to 8.8% during 2007.

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

  •
  a loss on disposal of certain equipment components of the property's surveillance system in the amount of $1.5 million; and

  •
  an increase in the operating losses incurred from pari-mutuel commissions operations of $0.6 million during 2008.

        Gaming Operations.    Revenues from gaming operations during 2008 increased by $23.0 million, or 16.3%, to $164.6 million compared to 2007, and gross profit increased by $8.8 million, or 18.2%. During 2008, Presque Isle Downs' average daily net win per slot machine decreased to $225 compared to $231 during 2007. The 2007 average daily net win per slot machine reflects the enthusiasm surrounding the opening and initial months of operations. The difference in revenues from gaming operations is also attributable in part to the fact that Presque Isle Downs was not open for a full year in 2007. During 2008 and 2007, Presque Isle Downs operated 2,000 slot machines, including automated table gaming devices.

        Overall, the increase in revenues from gaming operations during 2008 resulted in increased gaming taxes and assessments in the amount of $13.5 million to $99.6 million compared to 2007. Additionally, Presque Isle Downs incurred additional equipment lease expenses of $0.8 million during the year related to leases of various slot machines. However, this increased expense was offset in part by decreased compensation and benefits costs in the amount of $0.5 million as a result of the property's cost reduction initiatives.

        Pari-mutuel Commissions.    Overall, Presque Isle Downs' pari-mutuel commissions revenue increased to $3.1 million during 2008 from $1.2 million during 2007. Live and export simulcast handle increased by $1.0 million during the year and import simulcast handle increased by $1.5 million. These increases can be attributed to 101 live racing days in 2008 compared to 25 live racing days in 2007. However, expenses related to racing operations increased to $4.5 million during 2008 from $1.9 million during 2007.

        The operating results related to pari-mutuel commissions have been impacted by Presque Isle Downs' inability to send out its live racing signal to advance deposit wagering sites due to restrictions related to a horsemen's dispute. The Interstate Horse Racing Act requires horsemen's approval in order to send a live racing signal to these sites and the horsemen have withheld their approval pending resolution of their dispute. The timing of a resolution of this dispute could continue to have a negative impact of Presque Isle Downs' operating results related to pari-mutuel commissions in 2009 and beyond. Presque Isle Downs currently simulcasts its live races to approximately 323 sites.

Scioto Downs' Operating Results

        Net revenues decreased by $0.5 million during 2008 compared to 2007, and operating expenses decreased by $1.1 million during the same periods. However, 2008 and 2007 results are not directly comparable. In order to reduce expenses and operating losses, Scioto Downs and Beulah Park, the other racetrack in Columbus, Ohio, entered into an agreement, which was approved by the Ohio Racing Commission, whereby Scioto operated its simulcasting only during its live race meet (May 4, 2008 through October 13, 2008). During the remaining periods Scioto Downs' simulcasting was closed and Beulah Park operated its simulcasting. Similarly, when Scioto was open for live racing and simulcasting, Beulah Park was closed. The operating loss incurred by Scioto during 2008 was $0.7 million less than the loss incurred in 2007, primarily as a result of this agreement and a reduction in operating costs of Scioto's subsidiary, RacelineBet, Inc.

Corporate Operating Results

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

Depreciation Expense

        Depreciation expense increased by $2.0 million to $29.8 million during 2008 compared to 2007, primarily due to the opening of Presque Isle Downs on February 28, 2007. During 2008, Presque Isle Downs' depreciation increased $3.4 million, which was offset by a decrease in Mountaineer's depreciation of $1.0 million.

Loss on Disposal of Property

        During 2008, we incurred a net loss of $3.0 million on the disposal of property as follows:

  •
  In October 2008, we received proceeds of $1.8 million related to the sale of our corporate airplane, which resulted in a gain of $0.7 million.

  •
  In connection with an October 2008 amendment to and expiration of an employment agreement with the former President and Chief Executive Officer of the Company, we recorded a loss of $2.1 million associated with the corporate residence and associated real property and furnishings that was conveyed to such former executive on May 1, 2009.

  •
  In December 2008, Presque Isle Downs recorded a $1.5 million loss on the disposal of certain equipment components of its surveillance system that were defective and malfunctioning.

Interest

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

Loss on Debt Modification

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

Income Taxes

        The income tax benefit in 2008 for continuing operations was computed based on an effective income tax rate of 28.0% including interest expense related to uncertain tax positions in income tax expense. During 2008, we recognized $251,000 of interest income (net of tax) related to uncertain tax positions. The interest income resulted from the reversal of previously established interest expense accruals on tax matters that were settled favorably. The effective income tax rate is reflective of permanent non-deductible expenses.

        The income tax benefit in 2007 for continuing operations was computed based on an effective income tax rate of 25.4% including interest expense related to uncertain tax positions of approximately $217,000 (net of tax).

        The income tax benefit in 2008 and 2007 for discontinued operations was computed based on an effective income tax rate of 17.8% and 34.1%, respectively. The 2008 effective income tax rate is reflective of certain impairment losses for which we were not able to recognize a tax benefit; and correspondingly recorded a valuation allowance of $2.9 million during 2008.

Discontinued Operations

        North Metro (d/b/a Running Aces Harness Park).    In June 2004, our wholly-owned subsidiary, MTR-Harness, Inc., acquired a 50% interest in the North Metro Harness Initiative, LLC (d/b/a Running Aces Harness Park), then a wholly-owned subsidiary of Southwest Casino Corporation. In early 2008, North Metro completed construction of a harness racetrack and card room on a 178.4-acre site approximately 30 miles northeast of Minneapolis, Minnesota. Running Aces Harness Park commenced live racing and simulcast operations (import and export) with pari-mutuel wagering on April 11, 2008, and opened a 50-table card room offering "non-banked" games (those in which the players play only against each other instead of against the house) on June 30, 2008.

        On October 19, 2008, Southwest Casino Corporation sold its 50% membership interest in North Metro to Black Diamond Commercial Finance, LLC, North Metro's lender, for (i) $1.00; (ii) relief from a $1 million guarantee by Southwest of North Metro's obligations; (iii) a right to repurchase the membership interest; and (iv) certain other considerations. Black Diamond requested that we make additional investments in North Metro; however under the terms of our Fifth Amended and Restated Credit Agreement, as amended, we did not have the ability to provide further financial support to North Metro.

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

        In April 2007, North Metro obtained financing that was without recourse to us (except for $1 million) and commenced construction of the harness racetrack and card room. Upon execution of the non-recourse financing obtained by North Metro in April 2007, we concluded that North Metro was no longer a variable interest entity. Therefore, effective April 30, 2007, we deconsolidated North Metro and applied the equity method of accounting to our investment in North Metro. However, as a result of a $1 million guarantee that we provided in July 2008 on North Metro's obligations under its credit agreement, we completed a re-evaluation of whether North Metro is a variable interest entity. Based on this re-evaluation, we determined that North Metro was not a variable interest entity; and therefore continued to apply the equity method to the investment in North Metro. Prior to April 30, 2007, the operations of North Metro Harness were consolidated as part of our operating results, net of non-controlling interest. Through April 30, 2007, MTR-Harness incurred an operating loss of $321,000 and recorded non-controlling interest of $144,000. Since this time through December 31, 2007, MTR-Harness recorded $234,000 of equity in loss of an unconsolidated joint venture.

        Jackson Racing (d/b/a Jackson Harness Raceway).    On December 6, 2005, our wholly-owned subsidiary, Jackson Racing, Inc., acquired a 90% interest in Jackson Trotting Association, LLC, which operated Jackson Harness Raceway in Jackson, Michigan, and offered harness racing from late-April to mid-July, pari-mutuel wagering and casual dining. Since acquisition, Jackson Trotting had generated operating losses and projected further operating losses. Additionally, Jackson Trotting substantially exhausted its operating funds, including funds provided by the Company. Furthermore, under the terms of our Fifth Amended and Restated Credit Agreement, as amended, we did not have the ability to provide further financial support to Jackson Trotting.

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

        During 2008, we incurred a pre-tax loss on the operations of Jackson Trotting, before the 10% non-controlling interest not owned by us, of $4.0 million (inclusive of the 2008 impairment loss of $2.6 million) compared to a pre-tax loss of $0.6 million during 2007. In addition, a loss of approximately $160,000 was incurred in the first quarter of 2008 in connection with the expiration of land options and other costs.

        On December 4, 2008, Jackson Trotting ceased the operations of racing and simulcast wagering at Jackson Harness Raceway and surrendered its racing license to the Michigan Racing Commission. Accordingly, live and simulcast racing were not scheduled in 2009. Reclassifications have been made to the prior period presentation to reflect the assets, liabilities, operating results and cash flows of Jackson as discontinued operations.

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

        During 2008, we earned pre-tax income on the discontinued operations of Speedway in the amount of $2.9 million (inclusive of the 2008 gains on the sale of $4.0 million) compared to pre-tax income of $44,000 during 2007. In addition, we also incurred a loss of $0.4 million during 2008 in connection with the write-off of an intangible asset related to our Nevada gaming license which was surrendered with the sale of Speedway.

        Binion's Gambling Hall & Hotel.    On March 7, 2008, we sold 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owned and operated Binion's Gambling Hall & Hotel, located in Las Vegas, Nevada, and Speakeasy Fremont Experience Operating Company in accordance with the terms of a Stock Purchase Agreement dated June 26, 2007 (as subsequently amended), executed between the Company and TLC Casino Enterprises, Inc. The transaction was subject to purchase price adjustments based on changes in the net working capital, certain capital expenditures between execution and closing, and a $3.5 million working capital adjustment which remained with Binion's upon closing. Reclassifications have been made to the prior period presentation to reflect the assets and liabilities of Binion's as held for sale and the operating results and cash flows as discontinued operations. Net cash to the Company at closing was approximately $28.0 million. On December 31, 2007, we recorded a loss of $2.0 million to adjust the carrying value of Binion's assets to the anticipated proceeds, less costs to sell; and in January 2009, the post-closing purchase price adjustment was settled with TLC Casino Enterprises, Inc. Upon completion of the sale on March 7, 2008, and resolution of the purchase price adjustment, we incurred an additional loss on disposal of $0.9 million.

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

Cash Flows

        Our operating activities produced $37.8 million in cash flow during 2009, compared to $14.7 million during 2008. Current year non-cash expenses included $34.7 million of depreciation and amortization, $11.9 million of impairment losses and $3.1 million in write-offs of deferred financing and other fees resulting from modifications and extinguishment of long-term debt. In 2008, operating activities included depreciation and amortization of $34.1 million and $3.8 million in write-off of deferred financing fees resulting from modifications of long-term debt. Included in cash flows from operating activities for 2009 was $0.4 million used in discontinued operations compared to $1.1 million provided by discontinued operations for 2008.

        Net cash used in investing activities was $11.2 million during 2009, comprised primarily of capital expenditures of $12.2 million. During 2008, net cash provided by investing activities was $41.5 million. In 2008, we invested $11.7 million in property and equipment and generated proceeds (net of closing and other costs) from the sales of Speedway and Binion's in the amounts of $12.8 million and $28.3 million, respectively. Included in cash flows provided by investing activities for 2008 was $0.6 million used in discontinued operations.

        Net cash used in financing activities was $10.9 million during 2009, compared to $58.3 million during 2008. Financing activities for 2009 included net proceeds of $247.7 million from the issuance of our $260 million Senior Secured Notes which, together with cash on hand, were utilized to repurchase our Senior Unsecured Notes for $130.7 million, repay amounts outstanding of $100.2 million under our senior secured revolving credit facility and pay various financing costs aggregating $14.0 million. Other principal payments on long-term obligations aggregated $26.3 million in 2009. Financing activities for 2008 included principal payments on long-term obligations aggregating $54.7 million, which included $27.6 million from the proceeds on the sale of Binion's. Included in cash flows from financing activities for 2008 was $23,000 used in discontinued operations.

Inflation

        We do not believe that inflation has had a significant impact on our revenues, results of operations or cash flows since inception.

Liquidity and Sources of Capital

        We had working capital of $26.3 million as of December 31, 2009, and our unrestricted cash balance amounted to $44.8 million. At December 31, 2009, the balances in bank accounts owned by Mountaineer's horsemen, but to which we contribute funds for racing purses, exceeded our purse payment obligations by $1.1 million. This amount is available for payment of future purse obligations at our discretion and in accordance with the terms of its agreement with the Horsemen's Benevolent & Protective Association ("HBPA").

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

        Under the terms of the offer to purchase the Senior Unsecured Notes, holders who tendered their notes received $1,005 per $1,000 in principal amount validly tendered. We received tenders and consents from 100% of our $130 million Senior Unsecured Notes. Under the terms of the Senior Subordinated Notes consent solicitation, holders of approximately $124.8 million of the $125 million 9% Senior Subordinated Notes who delivered consents received $15 per $1,000 in principal amount of the notes. As a result of the repurchase of the Senior Unsecured Notes, we incurred a loss on debt extinguishment of approximately $1.3 million.

        On October 13, 2009, we completed the offering of $10 million in aggregate principal amount of 12.625% Senior Secured Notes due July 15, 2014, at an issue price of 96.000% of the principal amount of the Senior Secured Notes. The additional notes form a part of the same series as our previously issued and outstanding Senior Secured Notes. The net proceeds of this offering were used for general corporate purposes.

        The $260 million 12.625% Senior Secured Notes will mature on July 15, 2014, with interest payable semi-annually on January 15 and July 15 of each year. On or after July 15, 2011, we may redeem some or all of the Senior Secured Notes at any time at redemption prices that will decrease from 106.313% for redemptions after July 15, 2011 to 103.156% after July 15, 2012 to 100% after July 15, 2013. In addition, if we experience certain change of control events (as defined in the indenture governing the

Senior Secured Notes), we must offer to repurchase the notes at 101% of their principal amount, plus accrued and unpaid interest. The Senior Secured Notes (and our Senior Subordinated Notes) are jointly and severally, fully and unconditionally guaranteed on a senior secured second priority basis by each of our present subsidiaries consisting of Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc., as well as future subsidiaries, other than our immaterial subsidiaries, our unrestricted subsidiaries (as defined in the indenture governing the Senior Secured Notes) and Speakeasy Gaming of Las Vegas, Inc., MTR-Harness, Inc. and Jackson Racing, Inc. The Senior Secured Notes will be secured on a second priority basis (subject to permitted prior liens including borrowings under the Amended and Restated Credit Facility discussed below) by a security interest in substantially all of the assets (other than excluded assets, including capital stock of our subsidiaries, cash and deposit accounts, certain real property, gaming licenses and certain gaming equipment that cannot be pledged pursuant to applicable law) of the Company and the guarantors.

        Under the registration rights agreement applicable to the Senior Secured Notes, we were required to file an exchange offer registration statement and to consummate an offer to exchange the Senior Secured Notes for equivalent registered securities. The exchange offer is currently in process and is expected to be completed by March 18, 2010, unless extended by the Company.

        On July 24, 2009, we executed the Limited Consent and Fifth Amendment to Fifth Amended and Restated Credit Agreement (the "Fifth Amendment"), dated as of July 15, 2009. The Fifth Amendment became effective, and its provisions were implemented, upon the completion of our refinancing of the Senior Unsecured Notes and voluntary prepayment of all amounts outstanding under the existing senior secured revolving credit facility ($100.2 million at August 12, 2009). The Fifth Amendment amended the existing credit facility and provided for $20.0 million of revolving borrowing capacity (the "Amended and Restated Credit Facility"). Commitments under the Amended and Restated Credit Facility were reduced by $2.75 million in September 2009 and by an additional $5.5 million in December 2009. In addition, the Amended and Restated Credit Facility requires us to permanently repay amounts outstanding, and reduce the commitment thereunder, with the proceeds from certain asset sales (but not upon the sale of non-core land as defined in the Amended and Restated Credit Facility) and insurance from events of loss, the incurrence of debt or sales of capital stock. The maturity date of the Amended and Restated Credit Facility is March 31, 2010. Borrowings under the Amended and Restated Credit Facility bear interest at a margin of 5.0% above the base rate (i.e. prime), or 6.0% above the LIBOR rate, subject to specified floors on LIBOR and the base rate, as provided by the Amended and Restated Credit Facility. A Sixth Amendment was executed in August 2009 and related to assignment of the loan among the Company's secured creditors in certain circumstances.

        On October 13, 2009, we executed the Seventh Amendment to Fifth Amended and Restated Credit Agreement (the "Seventh Amendment"). The Seventh Amendment permitted the sale of the $10 million of additional 12.625% Senior Secured Notes and reduced the borrowing capacity from $20 million to $10 million, subject to the mandatory commitment reduction of $5.5 million in December 2009.

        As a result of the Fifth and Seventh Amendments and the related reductions in borrowing capacity, we were required to proportionately reduce the amount of existing deferred financing costs, which resulted in a loss on debt modification of approximately $1.8 million.

        The Amended and Restated Credit Facility includes, and any new credit facility is expected to include, certain financial and other covenants set forth therein. The Amended and Restated Credit Facility contains an interest coverage ratio of 1.50 to 1.00, a secured leverage ratio of 3.75 to 1.00 from October 1, 2009, and a priority senior secured leverage ratio of 0.50 to 1.00. Each such ratio is measured on a quarterly basis. We maintained compliance with these covenants as of December 31, 2009.

        The Amended and Restated Credit Facility also includes, and any new credit facility is expected to include, restrictions on our ability to make capital expenditures; changes in the nature of our businesses; sale of all or a substantial or material portions of our assets; mergers, acquisitions, consolidations, reorganizations and recapitalizations; investments; additional indebtedness; guarantees; leases; dividends and distributions; liens; debt repayments; sale-leasebacks; lease expenditures; and transactions with affiliates. A payment default or an acceleration of indebtedness in excess of $10.0 million as a result of an event of default under the Amended and Restated Credit Facility may give rise to an event of default under the indentures governing the Senior Secured Notes and the Senior Subordinated Notes which would entitle the holders of the notes to exercise the remedies provided in the indentures, subject to the restrictions set forth in the inter-creditor agreement between the Company, note holders and banks participating in the Amended and Restated Credit Facility.

        Obligations under the Amended and Restated Credit Facility are guaranteed by each of our operating subsidiaries. Borrowings under the Amended and Restated Credit Facility and the subsidiary guarantees are secured by substantially all of our assets and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees.

        Commencing in the second quarter of 2008 and until the Senior Subordinated Notes are no longer outstanding, we are required to pay consent fees of $5.00 per $1,000 of principal to the holders of our Senior Subordinated Notes if we do not satisfy certain quarterly financial ratios. We have not met these ratios and therefore recorded additional expense of $2.5 million for the year ended December 31, 2009. We also anticipate that we will have to pay these fees into 2010 depending upon the level of our outstanding debt.

        Currently, our borrowing capacity under our Amended and Restated Credit Facility is limited to a total of $3.9 million, and the facility terminates on March 31, 2010. Our Amended and Restated Credit Facility is currently undrawn, except to the extent of approximately $0.6 million of outstanding letters of credit. We are currently negotiating definitive terms of a new $20 million credit facility. The indentures governing the Senior Secured Notes and Senior Subordinated Notes permit equipment financing for existing gaming facilities outstanding at any one time of up to the greater of $20 million or 4.5% of consolidated tangible assets (as defined) of the Company. The indentures also permit (i) financing under a new credit agreement of up to $20 million and (ii) equipment financing for gaming equipment to be installed in future gaming facilities or for additional gaming operations as a result of the approval of additional permitted gaming activities by applicable gaming authorities. However, additional borrowings, including amounts permitted under the indentures, could be limited by the terms of a new credit agreement. In order to borrow amounts in excess of the amended permitted debt basket under the indentures governing the Senior Secured Notes and Senior Subordinated Notes (subject to limitations under our Amended and Restated Credit Facility, or any replacement credit facility), we must either satisfy the debt incurrence tests provided by the indentures or obtain the prior consents of the holders of at least a majority in aggregate principal amount of those notes that are not owned by the Company or any of its affiliates. While the indentures for the new Senior Secured Notes and the Senior Subordinated Notes, as recently amended, will allow us to incur indebtedness to fund development of future gaming operations, like slot gaming at Scioto Downs, the indentures governing those notes require us to obtain equity financing in the amount of 40% and 50%, respectively, of the total financed costs in excess of the permitted indebtedness.

        At December 31, 2009, there were no borrowings outstanding under the Amended and Restated Credit Facility except for letters of credit for approximately $0.6 million. At December 31, 2008, borrowings of $101.9 million and letters of credit for approximately $1.5 million were outstanding under the credit facility.

        In December 2009, we purchased 62 slot machines at an aggregate $1.2 million utilizing two-year vendor repayment terms with no interest.

        At December 31, 2009, we had total debt in aggregate principal amount of $393.8 million (exclusive of discounts), $268.8 million in aggregate principal amount which is secured. Our substantial debt could have significant effects on our business. See "Part I, Item 1A. Risk Factors—Risks Related to Our Capital Structure" which is included elsewhere in this report.

        In June 2009, Mountaineer sold approximately 350 acres of non-operating real property land holdings located in West Virginia for $142,000, after closing costs, which resulted in a loss on the sale in the amount of $143,000. In addition, Mountaineer completed the sale of an additional 194 acres of non-operating real property land holdings in February 2010 for $157,000, after closing costs, which approximated its carrying value.

        In January 2010, Presque Isle Downs sold three acres of non-operating real property land holdings associated with the 14.3 acre, off-track wagering facility which was purchased in July 2007. The net proceeds on the sale were approximately $1.2 million, after closing costs, which resulted in a gain on the sale in the amount of $76,000.

        During 2009, we received federal income tax refunds of approximately $9.1 million resulting from 2008 net operating loss carrybacks. We anticipate federal income tax refunds in 2010 of approximately $9.0 million similarly resulting from 2009 net operating loss carrybacks.

        The following table provides a summary of our debt obligations, capital lease obligations, operating lease payments, deferred compensation arrangements and certain other material purchase obligations as of December 31, 2009 for continuing operations. This table excludes other obligations that we may have, such as pension obligations.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Contractual cash obligations:
Long-term debt(1)	$391.3	$4.8	$126.2	$260.3	$—
Capital lease obligations(2)	2.5	1.8	0.7	—	—
Operating leases(3)	2.7	0.9	1.5	0.3	—
Land leases	0.4	0.4	—	—	—
Capital expenditures/construction(4)	9.6	9.6	—	—	—
Gaming license fees(5)	29.0	19.0	5.0	5.0	See note (5)
Purchase and other contractual obligations	5.1	3.1	2.0	—	—
Minimum purse obligations(6)	54.6	27.3	27.3	—	—
Employment agreements(7)	4.0	2.9	1.1	—	—
Other(8)	1.6	1.6	—	—	—

Total	$500.8	$71.4	$163.8	$265.6	$—

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

(4)
This amount relates principally to construction related to the implementation of table gaming at Presque Isle Downs and capital expenditures needed to comply with environmental requirements (principally CAFO).

(5)
Includes a one-time table gaming license fee of $16.5 million for Presque Isle Downs which is due by June 1, 2010, and an annual table gaming license fee of $2.5 million for Mountaineer which is due on July 1st of each year as long as Mountaineer operates table games.

(6)
Pursuant to an agreement with the Mountaineer Park Horsemen's Benevolent and Protective Association, Inc. and/or in accordance with the West Virginia racing statute, Mountaineer is required to utilize its best efforts to conduct racing for a minimum of 210 days and pay average daily minimum purses established by Mountaineer prior to the first live racing date each year ($130,000 for 2010) for the term of the agreement which expires on December 31, 2012.

(7)
Includes base salaries and guaranteed payments but not incentive amounts that cannot be calculated.

(8)
Represents a legal settlement with our former Chairman, President and Chief Executive Officer See "Part I, Item 3.Legal Proceedings" which is included elsewhere in this report.

        Capital Expenditures.    During the year ended December 31, 2009, additions to property and equipment and other capital projects for continuing operations aggregated $12.2 million. Expenditures included approximately $7.2 million related to gaming equipment at Mountaineer, and $0.9 million and $2.0 million related to gaming equipment and construction of a grooms' quarters, respectively, at Presque Isle Downs.

        We anticipate spending up to a total of approximately $15 million during 2010 on capital expenditures, exclusive of amounts relating to table gaming expansion in Pennsylvania. Expenditures for table games are expected to be approximately $25 million (which is net of $3.5 million deposit returned to the Company by the Commonwealth of Pennsylvania) including capital expenditures of approximately $9.2 million, a licensing fee of $16.5 million and other costs including project opening expenses.

        Commitments and Contingencies.    On July 13, 2009, the governor of Ohio signed an executive order directing the Ohio Lottery to take action to implement, and the Ohio legislature approved a budget bill which included language enabling video lottery terminals at Ohio's seven commercial horse tracks, including Scioto Downs. On July 20, 2009, an action was filed by Let Ohio Vote with the Ohio Supreme Court seeking a writ of mandamus to compel the Secretary of State of the State of Ohio to treat the video lottery provisions of the budget bill as subject to voter referendum, claiming that the video lottery provisions of the budget bill are subject to voter referendum because such provisions are not exempt from the referendum provisions contained in the Ohio constitution. On September 21, 2009, the Ohio Supreme Court issued an opinion finding that the video lottery provisions of the budget bill are subject to voter referendum. The Ohio Supreme Court also granted the plaintiffs until December 20, 2009, to circulate petitions that, if signed by a sufficient number of voters, would refer to voters the question of whether to affirm or reject the provisions of the budget bill enabling the placement of video lottery terminals and effectively determine whether video gaming will be permitted at Ohio racetracks. The petitioners were required to submit 241,365 signatures to put the referendum on the ballot. Petitioners purportedly submitted a sufficient number of signatures, which are currently subject to state review and authentication. If a sufficient number of valid signatures are determined to have been obtained to bring the measure to ballot, the vote on gaming at racetracks in Ohio is unlikely to occur prior to November 2010 and there can be no assurance on the outcome of such election or whether video lottery terminals will be installed at Scioto Downs. If state authorities determine that the necessary signatures for the referendum petition have not been obtained, the Ohio legislation enabling video lottery shall be effective, subject to the success of other pending challenges described below.

        The Ohio legislation enabling video lottery is also subject to a lawsuit filed on September 3, 2009 asserting that expanded gaming activities at racetracks violates the Ohio constitution and requires voter approval. The lawsuit alleges that slot machines are not lottery games that were approved by Ohio voters in authorizing the lottery and that the allocation of profits between the state of Ohio and racetracks violates Ohio constitutional provisions earmarking lottery proceeds for education. The Ohio legislation enabling video lottery is also subject to a lawsuit filed on September 14, 2009 asserting, in addition to the assertions in the prior lawsuit, that the legislation is unconstitutional, because, among other things, it violates the Ohio constitution's requirements that no bill shall contain more than one subject, that every bill shall be considered by each House on three different days, that the state's credit not be used in aid of any individual, association or corporation, and that all proceeds generated by the lottery be used to support education in the state. These lawsuits were dismissed in October 2009. Each of these lawsuits may be refiled.

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

        On November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at both Mountaineer Casino and Presque Isle Downs commencing approximately in 2013. A casino in Columbus will increase competition at Scioto Downs. We intend to be proactive in our efforts to mitigate the effects of such competition, including continuing our efforts to introduce gaming at Scioto Downs as the Governor of Ohio has proposed, implementing table gaming at Presque Isle Downs, providing first-class customer service at all of our facilities, and further reducing our costs.

        Even if gaming is permitted at Scioto Downs following the resolution of the pending litigation and satisfaction of any applicable voter referendum requirements, the recent passage of a referendum permitting casino gaming may materially adversely affect our ability to obtain financing to pay the license fees and otherwise make necessary investments at Scioto Downs to permit gaming and comply with the conditions to licensing. Additionally, tax rates on the revenue from such casinos would be substantially lower than the tax rates proposed by the Governor of Ohio to be imposed on video lottery at the racetracks, resulting in a competitive advantage for the casinos. Such new competition may have a material adverse effect on our business, financial condition and results of operations. During 2009, we spent approximately $9.8 million in the aggregate opposing the November 3, 2009 referendum. See "Part I, Item 1A, Risk Factors—Risks Related to Our Business—We face significant competition from other gaming and racing facilities, and increased competition could have a material adverse effect on us; recent passage of a referendum authorizing four casinos in Ohio will create significant new competition" which is included elsewhere in the report. We intend to lobby for lower licensing fees and taxes in light of the anticipated competition from casinos authorized by the November 3, 2009 referendum, but we cannot assure you that we will be successful. We believe that approval of slot gaming or video lottery at Ohio racetracks will positively impact our business prospects and financial condition because we expect that slot gaming or video lottery at Scioto Downs will, if approved, increase our revenues and operating margins at that property. If slot gaming and video lottery are permitted at Ohio racetracks, we expect to expand and construct a slot machine casino at Scioto Downs, which will require additional debt and equity financing that may not be available on terms that are acceptable to us. See "Part I, Item 1A, Risk Factors—Risks Related to Our Capital Structure—The indenture governing the Senior Secured and Senior Subordinated Notes and our other debt agreements contain covenants that significantly restrict our operations" and "—Risks Related to Our Business—The future of slot gaming and video lottery at Scioto Downs is uncertain" both of which are included elsewhere in this report.

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

        We have agreed in principle to contract terms to engage a real estate broker, and correspondingly reviewed our non-operating real property land holdings to determine which properties should be considered for sale. Properties that are to be disposed of or considered held for sale were reviewed to determine if an impairment in value was indicated based upon fair value estimates as determined by independent appraisal. Impairment was measured based on a comparison of the carrying value of the property to its fair value less costs of disposal. As discussed in Note 4 to our consolidated financial statements included elsewhere in this report, we recorded aggregated impairment charges of approximately $10.4 million at December 31, 2009.

        On April 3, 2009, we received notification that the lender of North Metro Harness Initiative, LLC was pursuing legal action seeking (i) enforcement of our payment of the $1 million guarantee of North Metro's indebtedness and certain additional costs, and (ii) foreclosure of our subsidiary's pledged equity interest in North Metro. Pursuant to a settlement agreement with North Metro's lender which was executed on May 27, 2009, we relinquished our interest in North Metro and paid $1 million to satisfy our obligations under the guarantee. Concurrently, MTR Gaming Group, Inc. entered into a Signal and Consulting Agreement with North Metro pursuant to which North Metro paid us $250,000 to provide consulting services with respect to its racing operations for a term of three years. On June 3, 2009, the lender terminated the litigation with prejudice and mutual releases were executed.

        Jackson Harness Raceway was located on property leased from Jackson County, Michigan on the Jackson County Fairgrounds through December 31, 2012. On July 21, 2009, we entered into a Termination, Release and Settlement Agreement with the County of Jackson, Michigan whereby (i) Jackson Trotting and Jackson County terminated the fairgrounds lease, (ii) Jackson Trotting was released from all obligations under the lease, (iii) Jackson Trotting surrendered title of all owned property to Jackson County, and (iv) Jackson Trotting paid a settlement of $20,000 to Jackson County for consideration of the release. The amount of the reduction of the lease contractual obligation resulting from the Termination, Release and Settlement Agreement with the County of Jackson, Michigan approximated the value of property surrendered to Jackson County, or otherwise considered non-recoverable.

        In connection with our original acquisition of Binion's Gambling Hall & Hotel on March 11, 2004, we obtained title to the property and equipment subject to increase by $5.0 million if, at the termination of a Joint Operating License Agreement with HHLV Management Company, LLC, an affiliate of Harrah's Entertainment, Inc., certain operational milestones were achieved. Harrah's claimed it had met the milestones, however we disputed such claim. On June 11, 2009, we settled this dispute by finalizing the previous agreement in principle and paid HHLV Management Company approximately $0.7 million, which represented $1.75 million of purchase price adjustment less approximately $1.1 million for other amounts HHLV Management Company owed us.

        Also in connection with our original acquisition of Binion's on March 11, 2004, we provided limited guarantees, which reduce each month as rental payments are made on certain land leases, some of which expired in March 2008 and March 2009, and two of which remain in effect. The two remaining guarantees expire on March 31, 2010 and totaled approximately $394,000 at December 31, 2009. TLC Casino Enterprises, Inc. ("TLC"), who acquired Binion's from us on March 7, 2008, remains obligated to use its reasonable best efforts to assist us in obtaining releases of these guarantees, to pay the rent underlying the leases we guaranty on a timely basis, and to indemnify us in the event we are required to pay the land lease obligations pursuant to the guarantees.

        Since July 2009, TLC has paid only a portion of total monthly rent with respect to one of the leases we guarantee. Upon the demand of the landlord that we make monthly payments pursuant to our guarantee, we paid the amounts demanded (approximately $724,000 in the aggregate through March 15, 2010), thus curing the events of default. We have demanded reimbursement from TLC, and on August 5, 2009 commenced legal action for indemnification pursuant to the Stock Purchase Agreement. On October 27, 2009, we reached a settlement with TLC whereby TLC agreed to confess judgment as to amounts we paid and amounts that may be paid by us through the expiration of the guarantees, certain legal fees and interest at the rate of 10% on amounts actually paid by us with respect to the rental payments. We agreed to forbear from enforcing the judgment for two years, provided however that the forbearance will terminate under certain conditions, including if TLC fails to timely make any of the agreed payments or there is a change in control of TLC. During the forbearance period, TLC is also obligated to make payments in partial satisfaction of the judgment in the event TLC raises any capital through debt or equity.

        In connection with planned infrastructure improvements at Presque Isle Downs & Casino, we were required to establish an escrow deposit in 2006 for the benefit of the Pennsylvania Department of Transportation of approximately $5.0 million. Approximately $4.0 million was returned to us through 2008. The remaining deposit of approximately $1.0 million was returned to us in December 2009.

        Upon commencement of slot operations at Presque Isle Downs, Presque Isle Downs was required to make deposits in the aggregate amount of $5.0 million to establish accounts with the Commonwealth of Pennsylvania. In January 2010, in conjunction with the table games legislation, the Commonwealth of Pennsylvania returned $3.5 million of the deposit to us. Additionally upon commencement of slot operations, the Pennsylvania Gaming Control Board (the "PGCB") advised Presque Isle Downs that it would receive a one-time assessment of $0.8 million required of each slot machine licensee after commencement of gaming operations. These funds are a prepayment toward the total borrowings of the PGCB, Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the borrowers"), required to fund the costs incurred as a result of gaming operations. Once all of Pennsylvania's fourteen slot machine licensees are operational, the Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of the total borrowings incurred by the borrowers, as a result of gaming operations. The amount to be assessed to Presque Isle Downs is unknown at this time but is likely to exceed the $0.8 million that was previously advanced.

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

        We previously had a deferred compensation agreement with Edson R. Arneault, in his capacity as our former Chairman, President and Chief Executive Officer. Pursuant to the terms of this agreement, we had purchased split-dollar life insurance policies on Mr. Arneault's life (face amount of $4.8 million and annual premium of $150,000). The Company is the owner and beneficiary of the policies. As a result of an amendment to the deferred compensation agreement and Mr. Arneault's departure from the Company on October 31, 2008 prior to reaching the age of sixty-five (65), we believed we had no liability to Mr. Arneault under the aforementioned agreement, although the we continued to make premium payments under the insurance policies. On July 24, 2009, however, we received written notification from counsel to Mr. Arneault alleging that Mr. Arneault is entitled to benefits under the agreement. On October 8, 2009, Mr. Arneault filed a complaint in the Circuit Court of Hancock County, West Virginia, which named as defendants the Company, certain of its affiliates and various other parties. The complaint did not specify a damage amount sought from the defendants, but alleged, among other things, that we were required to continue to pay annual premiums on insurance policies under the deferred compensation and employment agreements between the Company and Mr. Arneault. In conjunction with Mr. Arneault's departure from the Company on October 31, 2008, we recorded the obligation with respect to the insurance premiums and we had continued to pay such premiums as they became due and payable.

        Effective March 1, 2010, the Company and named defendants and Mr. Arneault entered into a Settlement Agreement and Release (the "Settlement Agreement"), pursuant to which we agreed to pay an aggregate of $1.6 million to Mr. Arneault to, among other things, (a) terminate the obligations of the parties under a consulting agreement between the Company and Mr. Arneault, other than an agreement by Mr. Arneault not to compete with the Company by owning, operating, joining, controlling, participating in, or being connected as an officer, director, employee, partner, stockholder, consultant or otherwise with any gaming business within 100 miles of any facility owned or leased by the Company, and a non-solicitation agreement by Mr. Arneault, (b) satisfy in full any obligations that the Company may have had under the deferred compensation agreement with Mr. Arneault, and (c) resolve, compromise and settle any and all claims related to the action filed by Mr. Arneault against the Company, its affiliates and other named parties. In addition, pursuant to the terms of the Settlement Agreement, Mr. Arneault disclaimed all rights in the life insurance policies, and the proceeds and cash surrender value of such policies, that were designed to fund any deferred compensation obligations owed by the Company to Mr. Arneault. In conjunction with the settlement, we intend to surrender the life insurance policies and receive the cash surrender value of such policies which approximates $1.8 million at December 31, 2009.

        We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in greater detail in "Part I, Item 3. Legal Proceedings" and Note 8 to our consolidated financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business" which is included elsewhere in this report.

        Our level of indebtedness and our working capital present other risks to investors, including the possibility that we may be unable to generate cash sufficient to pay the principal of and interest on our indebtedness when due; and that we may not be able to meet tests and covenants of such debt agreements and achieve satisfactory resolution of such non-compliance with the lenders. In such an event, the holders of our indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and proceed against any collateral securing such indebtedness. These actions could limit our ability to borrow additional funds and would likely have a material adverse effect on our business and results of operations. Debt rating downgrades do not impact the terms of borrowings under our senior secured revolving credit facility, the Senior Secured Notes or the Senior Subordinated Notes. However, a debt rating downgrade could impact the terms of and our ability to refinance existing debt or to obtain new financing, particularly in light of the downturn in the national and worldwide economies and the current state of the credit markets. Additionally, changes in the regulatory environment or restriction on or prohibition of our gaming or racing operations, whether arising out of legislation or litigation, could have a material adverse effect on our liquidity. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business" which is included elsewhere in this report.

        We believe that our cash balances on hand, cash flow from operations, anticipated proceeds from the sale of non-core assets, extended payment terms from gaming equipment vendors, availability under permitted equipment financing and availability under an anticipated new credit agreement will be sufficient to fund our liquidity needs, including any capital required to fund maturing debt obligations and any other contemplated capital expenditures, including an estimated $25 million of expenditures associated with table gaming expansion in Pennsylvania, and short-term funding requirements for the next twelve months, with the exception of amounts required for the licensing and construction of a video lottery facility at Scioto Downs if permitted by law. We are currently negotiating definitive terms of a new $20 million credit facility. We are hopeful that the new credit facility agreement can be finalized prior to the March 31, 2010 termination of our existing Amended and Restate Credit Facility. However, we cannot assure you that we will be able to obtain a replacement credit facility on terms that are acceptable to us, or at all. Additionally, we cannot assure you that estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds and increased difficulties with respect to our ability to raise such funds. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business and—Risks Related to Our Capital Structure," both of which are included elsewhere in this report.

        We will require additional financing to pay required license fees and fund the expansion and improvement of the Scioto Downs facilities to comply with licensing requirements and accommodate video lottery gaming if it is ultimately successful. The indenture governing our Senior Secured Notes, the indenture governing our Senior Subordinated Notes and our Amended and Restated Credit Facility (and potentially any new credit agreement may) limit our ability to incur additional indebtedness and pay the required license fees. As such, we would be required to seek the consent of the lenders under our existing Amended and Restated Credit Facility, and may be required to seek such a consent under the terms of any replacement facility, to incur the indebtedness necessary to fund our cash needs in connection with commencing slot gaming at Scioto Downs and to sell equity securities without repaying amounts outstanding under the Amended and Restated Credit Facility. We cannot assure you that such lenders would grant the necessary consents. While the indentures for the new Senior Secured Notes and the Senior Subordinated Notes, as recently amended, will allow us to incur indebtedness to fund development of future gaming operations, like slot gaming at Scioto Downs, the indentures governing those notes require us to obtain equity financing in the amount of 40% and 50%, respectively, of the total financed costs in excess of the permitted indebtedness. We cannot assure you that we will be able to obtain the necessary debt or equity financing on terms that are acceptable to us, or at all.

        If we are unable to generate sufficient cash flow in the future, we may be unable to fund our operations or satisfy our debt obligations. Further, if we are unable to raise additional capital, including replacing our Amended and Restated Credit Facility, we may be unable to make timely payments toward license fees and other required expenditures for table gaming expansion in Pennsylvania or if video gaming at Ohio racetracks is permitted, which could have a material adverse effect on our liquidity position, business, financial condition and results of operations.

        Employment, Consulting and Deferred Compensation Agreements.    On September 19, 2008, we appointed Robert F. Griffin as the Company's President and Chief Executive Officer and on September 23, 2008, entered into a two-year employment agreement that commenced November 1, 2008, as amended. The agreement provides for an annual base salary of $550,000 and certain other benefits. Pursuant to the agreement, Mr. Griffin is also entitled to annual incentive compensation of no less than 30% of his base compensation. The agreement also provides for the grant of options to purchase 150,000 shares of our common stock, subject to certain vesting and other provisions. In the event of termination of employment in connection with a change of control as defined in the agreement, Mr. Griffin would receive a severance payment as follows: (i) an amount equal to two times Mr. Griffin's then applicable base compensation, (ii) an amount equal to the highest amount of annual incentive compensation paid to Mr. Griffin with respect to either the first or second full calendar year immediately preceding the effective date of the termination (or as otherwise stipulated in the agreement); and (iii) an additional monthly amount so that Mr. Griffin shall be able to receive certain health benefits coverage as provided by the agreement. The agreement also provides that upon a change in control all unvested stock options shall vest and all stock options that must be exercised shall be exercisable in accordance with the terms of the applicable Non-Qualified Stock Option Agreement.

Our Board of Directors and Mr. Griffin are currently in process of negotiating an extension of this employment agreement.

        On October 15, 2008, we entered into the second amendment of the employment agreement with Edson R. Arneault pursuant to which Mr. Arneault's employment agreement expired on October 31, 2008, instead of December 31, 2008, as originally provided, and Mr. Arneault ceased to be employed as the Company's President and Chief Executive Officer on October 31, 2008. The amendment provides that Mr. Arneault would receive the following consideration in lieu of any and all payments that would otherwise become due and payable to him under his employment agreement (except as otherwise provided in the amendment): (i) the corporate residence and associated real property and furnishings in New Cumberland, West Virginia (conveyed to Mr. Arneault May 1, 2009); (ii) Mr. Arneault's office furnishings at the Company's headquarters, (iii) a bonus payment of $400,000 less applicable taxes and authorized deductions; (iv) certain other compensation and expense reimbursement pursuant to the employment agreement through the date of termination; and (v) deferred amounts of approximately $11.8 million held in a rabbi trust with earnings on such amounts (which were also paid to Mr. Arneault in May 2009.)

        On October 15, 2008, we also entered into a consulting agreement with Mr. Arneault effective November 1, 2008, and continuing for a period of 30 months during which Mr. Arneault would assist with the transition to Mr. Griffin, who became President and Chief Executive Officer on November 1, 2008, and would provide other services set forth in the consulting agreement. The consulting agreement provided that Mr. Arneault would provide up to 400 hours of his time per year and we would pay Mr. Arneault a consulting fee of $512,000 per year and also provided for the payment of certain expenses incurred by Mr. Arneault in connection with his providing services to the Company. During the 30-month period, Mr. Arneault would not, directly or indirectly, own, operate, join, control, participate in or be connected as an officer, director, employee, partner, stockholder, consultant or otherwise, any gaming business within 150 miles of any facility currently owned or leased by the Company. As previously discussed in conjunction with a legal settlement with Mr. Arneault, the Company and Mr. Arneault agreed to terminate the obligations of the parties under the consulting agreement between the Company and Mr. Arneault, other than an agreement by Mr. Arneault not to compete with the Company by owning, operating, joining, controlling, participating in, or being connected as an officer, director, employee, partner, stockholder, consultant or otherwise with any gaming business within 100 miles of any facility owned or leased by the Company, and a non-solicitation agreement by Mr. Arneault.

        We entered into various employment agreements during 2009 and 2008 with other employees. We also entered into an additional deferred compensation agreement dated June 1999 whereby we purchased life insurance on a former employee's life (aggregate face amount of $856,000 and aggregate annual premiums of $37,000). The Company is the owner and beneficiary of the policy. However, on March 10, 2009, the Company and the former employee agreed to rescind the agreement.

        Regulation and Taxes.    We are subject to extensive regulation by the State of West Virginia Racing and Lottery Commissions, the Pennsylvania Racing Commission and Gaming Authorities and the Ohio Racing Commission. Change in applicable laws or regulations could have a significant impact on our operations.

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

        Outstanding Options and Restricted Stock Units.    On January 22, 2010, we amended certain of our stock incentive plans to provide for the grants of restricted stock units ("RSUs") and cash awards to key employees (including officers and directors) of, or consultants to, the Company, or its subsidiaries, as the Compensation Committee of the Company's Board of Directors may determine. Pursuant to the amended plans, on January 22, 2010, we granted a total of 520,000 RSUs and cash awards totaling $390,000 to certain key employees. The RSUs vest at the rate of one-third upon each of the first, second and third anniversaries of the date of the grants. Unvested RSUs shall vest on the date of a change of control (as defined).

        As of March 15, 2010, there were outstanding options to purchase 708,000 shares of our common stock. If all such stock options were exercised, we would receive proceeds of approximately $7.2 million. We utilize the treasury stock method in determining the dilutive effect of outstanding stock options. Our basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

Critical Accounting Policies

        Our significant accounting policies are included in Note 2 to our consolidated financial statements which is included elsewhere in this report. These policies, along with the underlying assumptions and judgments made by our management in their application, have a significant impact on our consolidated financial statements. These judgments are subject to an inherent degree of uncertainty and actual results could differ from our estimates.

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

        Revenue Recognition.    Gaming revenues consist of the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons, and is recognized at the time wagers are made net of winning payouts to patrons. Pari-mutuel commissions consist of commissions earned from thoroughbred and harness racing, and importing of simulcast signals from other race tracks. Pari-mutuel commissions are recognized at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by state racing commissions, and are shown net of the taxes assessed by state and local agencies, as well as purses and other contractual amounts paid to horsemen associations. We recognize revenues from fees earned through the exporting of simulcast signals to other race tracks at the time wagers are made. Such fees are based upon a predetermined percentage of handle as contracted with the other race tracks.

Revenues from food and beverage are recognized at the time of sale and revenues from lodging are recognized on the date of stay. Other revenues are recorded at the time services are rendered or sales are completed. We offer certain promotional allowances to our customers, including complimentary lodging, food and beverage, and promotional credits for free play on slot machines. The retail value of these promotional items is not recognized as revenues.

        Impairment of Long-Lived Assets and Intangibles.    We review the carrying value of our long-lived assets (including goodwill) whenever events or changes in circumstances indicate that such carrying values may not be recoverable annually. Unforeseen events, changes in circumstances and market conditions and material differences in estimates of future cash flows could negatively affect the fair value of our assets and result in an impairment charge. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties. Fair value can be estimated utilizing a number of techniques including quoted market prices, prices for comparable assets, or other valuation processes involving estimates of cash flows, multiples of earnings or revenues. Management must make various assumptions and estimates when performing its impairment assessments, particularly as it relates to cash flows and asset performance. Cash flow estimates are, by their nature, subjective and actual results may differ materially from the estimates. Cash flow estimates include assumptions regarding factors such as recent and budgeted operating performance, net win per unit (revenue), patron visits, growth percentages, operating margins, and current regulatory, social and economic climates. These estimates could also be negatively impacted by changes in federal, state, or local regulations, economic downturns or developments, other market conditions affecting travel and access to the properties.

        The fair value measurements employed for our impairment evaluations of goodwill and intangibles were generally based on a discounted cash flow approach and review of market data, which falls within Level 3 of the fair value hierarchy. In accordance with the requirements of ASC 350, Intangibles—Goodwill and Other (formerly SFAS No. 142), we performed the annual impairment tests of our goodwill and other intangible assets as of December 31, 2009 and 2008. For the year ended December 31, 2009, we recorded an impairment loss of $1.5 million related to goodwill. For the year ended December 31, 2008, we determined that there was no impairment of goodwill or intangible assets, other than that related to Jackson Harness Raceway, as previously discussed.

        Property and Equipment.    We utilize the straight-line method to depreciate property and equipment over their estimated useful lives. We make judgments in determining the estimated useful lives and salvage values of assets and if, or when, an asset has been impaired. In accordance with ASC 360—Property, Plant, and Equipment (formerly SFAS No. 144), we evaluate long-lived assets for impairment annually or whenever indicators of impairment exist. For assets to be disposed of, impairment is recognized based on the lower of carrying value or fair value less costs of disposal, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. Assets to be held and used are reviewed for impairment whenever indicators of impairment exist. The estimated future cash flows of the asset, on an undiscounted basis, are compared to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model (Level 3).

        For undeveloped properties, including non-operating real properties, when indicators of impairment are present, properties are evaluated for impairment and losses are recorded when undiscounted cash flows estimated to be generated by an asset or market comparisons are less than the asset's carrying amount. The amount of the impairment loss is calculated as the excess of the asset's carrying value over its fair value, which is determined using a discounted cash flow analysis, management estimates or market comparisons. The fair value measurements employed for our impairment evaluations, which are subject to the assumptions and factors as previously discussed, were generally based on a review of comparable activities in the marketplace, which falls within Level 3 of the fair value hierarchy.

        In 2009, we had principally all non-operating real properties appraised by an independent appraisal company. As a result, we adjusted the carrying values of the assets, recognizing losses in the aggregate amount of $10.4 million. We do not anticipate that we will be able to sell the majority of these assets within the next twelve months. As such, these properties are not classified as held-for-sale as of December 31, 2009.

        Frequent Players Program.    We offer programs whereby our participating patrons can accumulate points for wagering that can be redeemed for lodging, food and beverage, merchandise, promotional credits for free play on slot machines and cash. Based upon the historical point redemptions of frequent player program points, an estimated liability is established for the cost of redemption on earned but unredeemed points. The estimated cost of redemption utilizes estimates and assumptions of the mix of the various product offerings for which the points will be redeemed and costs of such product offerings. This liability can also be impacted by changes in the programs, membership levels and redemption patterns of our participating patrons. In late-June 2008, we implemented changes to the frequent player's reward program that enables participating patrons to redeem their earned player's club points at either Mountaineer Park or Presque Isle Downs. At December 31, 2009 and 2008, the aggregate outstanding liability for the frequent players program was $628,000 and $960,000, respectively.

        Income Taxes.    We account for our income taxes in accordance with ASC 740—Income Taxes (formerly SFAS No. 109). Under ASC 740, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income taxes reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance, when determined to be necessary, is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations. The assessment of a valuation allowance considers our tax planning alternatives, our experience with operating loss and tax credit carryforwards, projections of future profitability and the duration of statutory carryforward periods, among other matters. Based on our assessment, we have recorded valuation allowances of $4.9 million and $4.2 million at December 31, 2009 and 2008, respectively. The Company and its subsidiaries file a consolidated federal income tax return. We are no longer subject to federal and state income tax examinations for years before 2004.

        During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting standards prescribe the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax positions are recognized in the financial statements. The standards also provide guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Additionally, the standards require that amounts recognized in the balance sheet related to uncertain tax positions be classified as a current or noncurrent liability, based upon the expected timing of the payment to a taxing authority. Estimates of the potential outcome of uncertain tax positions are highly judgmental requiring assumptions about potential actions by taxing authorities. We believe we have adequately provided for any reasonable and foreseeable outcomes relating to uncertain tax matters.

        Stock-Based Compensation.    We account for stock-based compensation in accordance with ASC 718—Compensation—Stock Compensation (formerly No. SFAS 123(R)). ASC 718 all share-based payments to employees, including grants of employee stock options and restricted stock units, to be recognized in the consolidated statement of operations based on their fair values and that compensation expense be recognized for awards over the requisite service period of the award or to an employee's eligible retirement date, if earlier. Determining the fair value of stock-based awards at the grant date requires judgment including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility. We used the simplified method for estimating expected option life and historic volatility for estimating volatility. During the years ended December 31, 2009 and 2008, we recorded stock-based compensation expense of $108,000 and $1,296,000, respectively.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. However, with the issuance of the fixed rate Senior Secured Notes in August and October 2009 and Senior Subordinated Notes in May 2006, our exposure to interest rate changes will be limited to amounts which may be outstanding under our Amended and Restated Credit Facility, as amended, and any replacement credit facility (See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included elsewhere in this report).

        Depending upon the amounts outstanding under our Amended and Restated Credit Facility, as amended and subject to commitment reductions, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $45,000.

        At December 31, 2009, the fair value of our senior secured revolving credit facility and other long-term debt approximates the carrying value, except for our $260 million Senior Secured Notes and $125 million Senior Subordinated Notes for which the fair value was determined based upon market quotes. The aggregate fair value of the Senior Secured Notes and Senior Subordinated Notes was $348.4 million at December 31, 2009.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements and accompanying footnotes are set forth on pages F-1 through F-47 of this report.

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

        Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009. They have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized, evaluated and reported within the time periods specified in SEC rules and forms.

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

        Management conducted an evaluation and assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation and assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2009, to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company's internal control over financial reporting. Ernst & Young LLP's attestation report on the Company's internal control over financial reporting is included in this Form 10-K.

Changes in Internal Controls

        There were no significant changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT of INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
MTR Gaming Group, Inc.

        We have audited MTR Gaming Group, Inc's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MTR Gaming Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting . Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, MTR Gaming Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MTR Gaming Group, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2009 of MTR Gaming Group, Inc. and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
March 16, 2010

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The following table sets forth information regarding the directors and executive officers of the Company:

Name	Age	Position and Office Held
Steven M. Billick(1)(3)(5)(6)(7)	53	Chairman of the Board
Robert A. Blatt(1)(2)(7)	69	Vice Chairman of the Board and Assistant Secretary
James V. Stanton(2)(3)(4)(5)(6)	78	Director
Richard Delatore(2)(4)(6)	70	Director
Raymond K. Lee(1)(2)(3)(4)(5)(7)	53	Director
Robert F. Griffin	50	Director, President and Chief Executive Officer
David R. Hughes	47	Corporate Executive Vice President and Chief Financial Officer
Robert J. Norton	37	Chief Operating Officer
John W. Bittner, Jr.	57	Executive Vice President of Finance and Accounting, Principal Accounting Officer
Richard Knight	62	President, CEO & General Manager, Presque Isle Downs, Inc.
Jack B. Sours	42	President & General Manager, Mountaineer Park, Inc.
Rose Mary Williams	53	Secretary

(1)
Member of the Finance Committee

(2)
Member of the Succession Committee

(3)
Member of the Audit Committee

(4)
Member of the Nominating Committee

(5)
Member of the Compensation Committee

(6)
Member of the Compliance Committee

(7)
Member of the Strategic Development Committee

Business Experience

        Steven M. Billick, 53, has been a director of the Company since October 2008, and was elected Chairman of the Board of Directors on March 12, 2010. Mr. Billick serves as the Chairman of our Audit and Compensation Committees, Finance Committee and a representative on the Company's Strategic Planning and Compliance Committees. Mr. Billick is presently a principal with Inglewood Associates, LLC, a management consulting firm, a position he has held since 2007. In 2006, Mr. Billick was the Principal of Edgerton Associates, LLC, providing accounting and finance consulting for publicly traded and privately held companies. From 2000 to 2005, Mr. Billick was the Executive Vice President, Chief Financial Officer and Treasurer of Agilisys, Inc., a publicly-traded distributor of computer hardware, software and service products. Mr. Billick worked with Deloitte & Touche in Cleveland, Ohio from 1977 to 1991. He was a Partner with Deloitte & Touche from 1987 to 1991. While at Deloitte & Touche, Mr. Billick provided audit and financial consulting services to a diverse group of clients. Mr. Billick received his Bachelor of Science in Business Administration from John Carroll University in 1977.

        The Board selected Mr. Billick to serve as director due to his particular knowledge and experience in a number of areas, including management, accounting, computer systems and finance. Additionally, Mr. Billick has occupied a variety of executive positions at a numerous institutions, giving him extensive leadership experience. The diversity of Mr. Billick's particular qualifications and skills strengthens the Board's collective knowledge and capabilities.

        Robert A. Blatt, 69, has been a director of the Company since September 1995 and was a Vice President from 1999 until April of 2007, when he became Vice Chairman. Mr. Blatt is also the Assistant Secretary of the Company. Mr. Blatt is also a Director and Assistant Secretary of Mountaineer, and Chairman of our Finance Committee, a member of our Succession Committee and a representative on the Company's Strategic Planning Committee. Mr. Blatt is the Chief Executive Officer and managing member of New England National, L.L.C. ("NEN") and a member of the board of directors of AFP Imaging Corporation. Since 1979 he has been chairman and majority owner of CRC Group, Inc., and related entities, a developer, owner, and operator of shopping centers and other commercial properties, and from 1985 until its initial public offering in 2006, a member (seat owner) of the New York Stock Exchange, Inc. From 1959 through 1991, Mr. Blatt served as director, officer or principal of a number of public and private enterprises. Mr. Blatt received his Bachelor of Science in Finance from the University of Southern California in 1962 and his Juris Doctor from the University of California at Los Angeles in 1965. He is a member of the State Bar of California.

        The Board selected Mr. Blatt to serve as director due to his particular knowledge and experience in a number of areas, including developing, owning and operating commercial properties, serving as a member of the New York Stock Exchange and directing companies. Mr. Blatt has served as member of, or adviser to, the boards of over 30 public and private companies. Together with this experience, Mr. Blatt's qualifications and skills strengthen the Board's collective knowledge and capabilities.

        James V. Stanton, 78, has been a director of the Company since February 1998 and serves on our Audit Committee, Succession Committee, Compensation Committee and Nominating Committee and as Chairman and a Board representative on our Compliance Committee. Mr. Stanton is also a director of Try It Distributing Co., a privately held corporation. Mr. Stanton has his own law and lobbying firm, Stanton & Associates, in Washington, D.C. From 1971-1978, Mr. Stanton represented the 20th Congressional District of Ohio in the United States House of Representatives. While in Congress Mr. Stanton served on the Select Committee on Intelligence, the Government Operations Committee, and the Public Works and Transportation Committee. Mr. Stanton has held a wide variety of public service positions, including service as the youngest City Council President in the history of Cleveland, Ohio and membership on the Board of Regents of the Catholic University of America in Washington, D.C. Mr. Stanton is also former Executive Vice President of Delaware North, a privately held international company which, during Mr. Stanton's tenure, had annual sales of over $1 billion and became the leading pari-mutuel wagering company in the United States, with worldwide operations including horse racing, harness racing, dog racing, and Jai-Lai. Delaware North also owned the Boston Garden and the Boston Bruins hockey team. From 1985-1994, Mr. Stanton was a principal and co-founder of Western Entertainment Corporation, which pioneered one of the first Native American Gaming operations in the United States, a 90,000 square foot bingo and casino gaming operation located on the San Manuel Indian Reservation in California, which generated annual revenues in excess of $50 million. Mr. Stanton also serves on the Boards of Directors of the Federal Home Loan Bank of Atlanta and of Lottery and Wagering Solutions, Inc.

        The Board selected Mr. Stanton to serve as director due to his particular knowledge and experience in a number of areas, including public service, law, government and education. Additionally, Mr. Stanton brings to the Board his experience in the Advanced Management Program at Harvard Business School. Together with his various leadership positions at companies in the gaming industry, Mr. Stanton's qualifications and skills strengthen the Board's collective knowledge and capabilities.

        Richard Delatore, 70, has been a director of the Company since June 2004. Mr. Delatore serves as a member of our Succession Committee and is the Chairman of our Nominating Committee and a Board representative on our Compliance Committee. Mr. Delatore is presently a Vice President with

Schiappa & Company, which is involved in the coal mining and hauling business and located in Wintersville, Ohio (since 2002) and is a Vice President (since 2005) of Ohio-Rail Corporation, a short line railroad operating in Southeast Ohio. Mr. Delatore is also a coal and timber consultant in Steubenville, Ohio (since 1970), and served as a commissioner on the Board of Commissioners in Jefferson County, Ohio from 2000 to 2004. Mr. Delatore owned, bred and raced thoroughbred horses from 1978 to 1992 and was a member of the Ohio State Racing Commission from 1995 to 1999. Mr. Delatore chaired the Medication Committee of the Ohio State Racing Commission in 1999. He was also a member of the Steubenville City School Board of Education from 1993 to 2000 and a member of the Jefferson County Joint Vocational School Board of Education from 1995 to 1998. Mr. Delatore was designated the "Italian American of the Year" for 2006 by the Upper Ohio Italian Heritage Festival. Mr. Delatore received his Bachelor of Science degree in Business Administration from Franciscan University of Steubenville, Ohio in 1970.

        The Board selected Mr. Delatore to serve as director due to his particular knowledge and experience in a number of areas, including rail, natural resources and horse racing. Mr. Delatore also brings to the Board regulatory expertise, as well as the experience of directing educational institutions. The diversity of Mr. Delatore's qualifications and skills strengthens the Board's collective knowledge and capabilities.

        Raymond K. Lee, 53, has been a director of the Company since October 2008. Mr. Lee serves as a member of our Audit Committee, Finance Committee, Succession Committee, Compensation Committee, Nominating Committee and a representative on the Company's Strategic Planning Committee. Mr. Lee is presently the President and Chief Executive Officer of Country Pure Foods, LLC a privately-held corporation headquartered in Akron, Ohio. Mr. Lee has held that position since May 2003. Mr. Lee was a Tax Partner with Deloitte & Touche in Northeast Ohio from 1988 to 1992. He served as a Tax Manager and Senior Manager with Deloitte & Touche during the period beginning in 1981 and ending in 1988. While at Deloitte & Touche, Mr. Lee provided business and tax consulting services to a diverse group of clients. Mr. Lee received a Bachelor of Science in Accounting from the University of Akron in 1978.

        The Board selected Mr. Lee to serve as director due to his particular knowledge and experience in a number of areas, including business leadership and finance. As Chief Executive Officer of Country Pure Foods, Mr. Lee is responsible for manufacturing operations, sales, marketing, finance and human resources. Together with his financial background at Deloitte & Touche, Mr. Lee's qualifications and skills strengthen the Board's collective knowledge and capabilities.

        Robert F. Griffin, 50, has been our President and Chief Executive Officer since November 2008, and was elected to the Board of Directors on March 12, 2010. Mr. Griffin has worked in the gaming and hospitality business since 1980. Prior to November 2008, Mr. Griffin served as the Senior Vice President of Operations of Isle of Capri Casinos, Inc. ("ICCI"), a position he held since November 2004. Mr. Griffin served as Vice President/General Manager at ICCI's Black Hawk property from August 2002 to April 2003, its Tunica property from May 2001 to August 2002, its Lake Charles property from May 2000 to May 2001, and its Vicksburg property from May 1999 to May 2000.

        The Board selected Mr. Griffin to serve as director due to his particular knowledge and experience in a number of areas, including over 30 years in the gaming and hospitality industries. Mr. Griffin has vast experience in all aspects of managing gaming and hospitality companies, including sales, marketing, development, finance and human resources. Together with his experience as our President and Chief Executive Officer, Mr. Griffin's particular qualifications and skills strengthen the Board's collective knowledge and capabilities.

        David R. Hughes, 47, joined the Company in January 2003 as Chief Operating Officer of Mountaineer, a position he held until January 2007. He subsequently was appointed Corporate Executive Vice President and Chief Financial Officer of the Company in May 2008. Mr. Hughes served as Executive Vice President Strategic Operations of MTR Gaming until May 2008. Mr. Hughes has 25 years of operational and financial experience with executive experience in the gaming and hospitality industry. Prior to joining the Company he served as CFO of Penn National Gaming's Charles Town Races & Slots property in Charles Town, West Virginia. Prior to his position with Penn National, Mr. Hughes held senior executive operational and financial management positions with major gaming companies throughout the United States. His destination resort experience includes key operating and financial positions with Resorts Hotel and Casino, Mohegan Sun Casino, Trump Plaza Hotel and Casino and the Sands Hotel and Casino. He holds a Bachelor of Science Degree in Business Administration and Accounting from Stockton State College and is a Certified Public Accountant.

        Robert Norton, 37, was appointed Chief Operating Officer of MTR Gaming Group on May 26, 2009. Mr. Norton has more than 14 years of experience in the gaming industry. Previously he served as the Corporate Vice President of Business Strategy of Isle of Capri Casinos, Inc. ("ICCI") in St. Louis, Missouri, a position he held since May 2008 and was Corporate Vice President of Gaming Operations at ICCI from January 2005 to May 2008. Mr. Norton also served as Vice President and General Manager at ICCI in Kansas City, Missouri, from January 2004 to January 2005.

        John W. Bittner Jr., 57, was appointed Executive Vice President of Finance and Accounting in May 2008. Mr. Bittner joined the Company as its Chief Financial Officer in January 2002 and served in that position until May 2008. Prior to joining the Company, Mr. Bittner was a Partner at Ernst & Young, LLP 1987 to 2000 and was with Ernst & Young, LLP from 1975 to 2000. While at Ernst & Young, LLP Mr. Bittner provided accounting, auditing and business advisory services to privately and publicly held organizations in a variety of industries. During 2001, Mr. Bittner was an accounting and financial consultant. Mr. Bittner is a CPA licensed in Pennsylvania. Mr. Bittner received his Bachelor of Science degree in Accounting from Duquesne University in 1975. Mr. Bittner is a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

        Richard Knight, 62, was appointed President and Chief Executive Officer of Presque Isle Downs, Inc. in October 2006. Mr. Knight was a self-employed professional trader of stocks, bonds and futures from 1998 to 2006. Mr. Knight was President and CEO at the Sands Hotel and Casino in Atlantic City, New Jersey from 1997 to 1998 and held Executive Vice President and COO positions with Hollywood Casino Corporation in Aurora, Illinois, Tunica, Mississippi and Dallas, Texas from 1992 to 1998. He also held Senior Vice President, COO and Controller positions with Bally Manufacturing Corporation in Atlantic City and Chicago from 1979 to 1992. Mr. Knight received Bachelor of Science degrees in Hotel Administration from the University of Nevada, Las Vegas (1974), and in Business Administration from the University of Arkansas (1970).

        Jack B. Sours, 42, was appointed President and General Manager of Mountaineer Park, Inc. in January 2009. Prior to joining the Company, Mr. Sours served as the Vice President and General Manager at the casino and gaming resort owned by Isle of Capri Casinos, Inc. ("ICCI") in Boonville, Missouri, where he was responsible for day to day operations of the entire property from April 2008 to January 2009, and as the Vice President and General Manager at the Casino and gaming resort owned by ICCI in Natchez, Mississippi, where he was responsible for day to day operations of the entire property from December 2005 to April 2008. Mr. Sours also served as the Senior Director of Finance at ICCI's casinos and gaming resorts in Black Hawk, Colorado, where he was responsible for all financial activities for two casinos from February 2001 to December 2005.

        Rose Mary Williams, 53, was appointed to the position of Secretary of the Company in January 1998 and Director of Racing of the Company in January 1997. She has been employed at Mountaineer since 1977, when she began working in the Mutuel Department. In 1980, she accepted the position of Statistician in the computer room. When Mountaineer began receiving simulcast signals from other racetracks in 1991, she was appointed to Simulcast Coordinator. She then began serving as Mutuel

Manager in 1995. Ms. Williams is a member of Turf Publicists of America and the Executive Directors Board of the Harness Tracks of America.

        Board members Jeffrey P. Jacobs and Stanley R. Gorom III resigned from the Company's Board of Directors effective March 12, 2010.

Corporate Governance

Audit Committee

        The Audit Committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, to oversee our corporate accounting and financial reporting processes and audits of its financial statements. Messrs. Billick, Stanton and Lee, all of whom are independent directors, make up the Board's Audit Committee. Mr. Billick is the Chairman of the Audit Committee. During the fiscal year ended December 31, 2009, the Audit Committee met five (5) times. In June of 2000, the Board of Directors established a formal Charter for the Audit Committee which was amended and restated in June 2004.

Audit Committee Financial Expert

        The SEC adopted a rule requiring disclosure concerning the presence of at least one "audit committee financial expert" on audit committees. Our Board of Directors has determined that Mr. Billick qualifies as an "audit committee financial expert" as defined by the Securities & Exchange Commission, and that Mr. Billick is independent, as independence for Audit Committee members is defined pursuant to the applicable NASDAQ listing requirements.

Code of Ethics

        We have adopted a code of ethics and business conduct applicable to all directors and employees, including the chief executive officer, chief financial officer and principal accounting officer. The code of ethics and business conduct is posted on our website, http://www.mtrgaming.com (accessible through the "Corporate Governance" caption of the Investor Relations page) and a printed copy will be delivered on request by writing to the corporate secretary at MTR Gaming Group, Inc., c/o corporate secretary, P.O. 356, Chester, West Virginia, 26034. We intend to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of its code of ethics and business conduct by posting such information on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under the provisions of Section 16(a) of the Exchange Act, the Company's executive officers, directors and 10% beneficial stockholders are required to file reports of their transactions in the Company's securities with the Commission. Based solely on a review of the Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, we believe that as of December 31, 2009, all of our executive officers, directors and greater than 10% beneficial stockholders complied with all filing requirements applicable to them during 2009.

ITEM 11.    EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

        This Compensation Discussion and Analysis ("CD&A") describes the material elements of compensation for the Company's executive officers named in the "Summary Compensation Table" and also describes the Company's compensation policies, principles and objectives. Our Compensation Committee's ("Committee") primary purpose is to discharge our Board of Directors' responsibilities regarding compensation of the executives of our company and its subsidiaries. Our Committee administers all plans and programs connected with compensation of the Company's senior executives and directors. The Committee is guided by the general principles that compensation be designed (i) to assure that the Company's executives receive fair compensation relative to their peers at similar companies, (ii) to assure that the Company's shareholders are receiving fair value for the compensation paid to the Company's executives, and (iii) to allow the Company to secure and retain the services of highly qualified executives.

Executive Summary

        2009 was a challenging year for our Company. The Committee's determinations with respect to executive compensation have been substantially affected by certain significant events, changes and circumstances with respect to the Company including (i) 2008 and 2009 Board and management transitions involving a new Board chairman, three new directors and a CEO succession, (ii) engagement of new executive officers in critical leadership roles, (iii) cost reduction efforts of the Company, (iv) the general downturn in the U.S. economy and the Company's target markets in particular, and (v) Ohio Issue 3 referendum, also known as the Four Casinos Initiative, was approved by Ohio taxpayers allowing casinos to enter the Cincinnati, Cleveland, Columbus, and Toledo markets.

        The Compensation Committee has responded to these circumstances in a manner intended to maximize the Company's resources while effectively transitioning to new Board and management leadership. In 2009, the Compensation Committee thoroughly reviewed the Company's executive compensation programs with the intent of enhancing the Company's ability to attract, motivate, and retain highly-motivated and effective leaders.

        Despite the challenges, we performed well against 2009 financial performance goals. For annual cash compensation, the Committee studied closely the performance criteria for the year, adjusting the results for truly extraordinary events outside of management's control, and approved incentive payments at targeted levels for the named-executive officers. Equity compensation, on the other hand, has not been delivered in a consistent manner over the years. Therefore, the Committee addressed this issue as part of its comprehensive program review in 2009, and a new program was introduced for 2010 to better align management's compensation opportunities with shareholder value. For existing equity awards, although our stock price fluctuated throughout 2009, there was little appreciation in the stock price at December 31, 2009 as compared to December 31, 2008, and as such outstanding awards did not gain in value.

        The economic environment has not altered the central goals of our compensation program of attracting, motivating and retaining key executives. In fact, the 2009 passing of the Ohio Issue 3 referendum has made the demands for key talent higher than ever. The pool of executives and managers with gaming/casino expertise and knowledge of our specific customer requirements is limited. Now more than ever, with increased competition for talent and heightened scrutiny on executive pay practices, a sound executive compensation program is critical to our Company and is a primary focus for management and the Committee.

 Compensation Consultant

        The Committee retained Hewitt Associates ("Hewitt") for executive compensation advisory services. Hewitt reports directly to the Committee and the Committee directly oversees the fees paid for services provided. The Committee instructs Hewitt to give advice to the Committee independent of management and to provide such advice for the benefit of our company and shareholders. With the Committee's approval, Hewitt may work directly with management on executive compensation matters. Hewitt did not perform any other consulting services for the Company in 2009.

Role of Management in Compensation Decisions

        The CEO makes recommendations to the Committee concerning the compensation of the other Named Executive Officers and other senior management. In addition, the CEO and CFO are involved in setting the business goals that are used as the performance goals for the annual incentive plan, subject to Committee approval. The CEO and CFO work closely with the Committee, Hewitt and management to (i) ensure that the Committee is provided with the appropriate information to make its decisions, (ii) propose recommendations for Committee consideration and (iii) communicate those decisions to management for implementation. None of the named-executive officers play a role in determining their own compensation, and are not present at executive sessions in which their pay is discussed.

Executive Compensation Philosophy

        Our executive compensation program is designed to attract, motivate and retain critical executive talent, and to motivate behaviors that drive profitable growth and the enhancement of long-term value for our shareholders. Our program includes base salary and performance-based incentives (including both cash and equity opportunities) and is designed to be flexible, market competitive, reward the achievement of difficult but fair performance criteria, and enhance stock ownership at the executive level. Compensation will be disclosed and explained in a transparent, understandable manner. Clear and concise goals will be established to enable the assessment of performance by the Committee and by shareholders. The following guiding principles provide the framework for our executive compensation program:

        Shareholder Alignment.    Total compensation opportunities are tied to both quantifiable performance metrics and the Company's stock price performance. To strengthen our management team's alignment with shareholders, executives are encouraged to manage from an owner's perspective and accumulate an equity stake in the Company.

        Competitive Structure and Opportunity.    The gaming industry is highly competitive. We believe a solid compensation program should focus primarily on companies where we compete for business and executive talent, with a secondary eye on the trends for pay opportunities and program designs of similar-sized companies in the broader U.S. market (to the extent we hire executives from outside the gaming industry). Our executive compensation program is designed to reflect both external and internal values. Externally, we want our program to reflect the value of pay opportunities for similar roles in the marketplace. Internally, we want our program to be flexible enough to reflect specific issues at the Company and motivate behaviors that are critical to our long-term success.

        Targeted Total Compensation.    Overall total compensation opportunities are targeted to the 50th percentile of peer companies. Actual pay may vary above or below that benchmark depending on performance level achievement in the Company's short-term incentive program and stock price performance. The 50th percentile is determined by reviewing competitive pay levels at other mid-sized companies in the gaming industry and similar-sized companies in the broader U.S. marketplace.

        Individual executives, management and the Committee consider a number of relevant factors when establishing targeted pay levels, including the value to our shareholders, future leadership potential, critical experience/skills, the level of sustained performance, and the market demands for similar talent.

        Total Compensation Mix.    The Company's targeted pay mix (salary vs. performance-based incentive pay) reflects a combination of competitive market conditions and strategic business needs. The degree of performance-based incentive pay ('at risk' compensation) and total compensation opportunities increase with an executive's responsibility level. Competitive pay practices are reviewed annually by management and the Committee.

Peer Companies and Competitive Benchmarking

        In 2009, the Committee commissioned Hewitt to perform a total compensation study for executive positions. The Company uses competitive data to maintain our compensation structure on annual basis and to determine periodic individual pay decisions (i.e., salary adjustments, target bonus, and the size of long-term incentive grants). Hewitt utilized the following seven mid-sized gaming companies to perform their competitive analysis:

  Ameristar Casinos
  Boyd Gaming Company
  Churchill Downs
  Isle of Capri Casinos
  Monarch Casino & Resort
  Penn National Gaming
  Pinnacle Entertainment

        The Committee relied primarily on the market data (size adjusted to reflect pay opportunities according to the Company's size vs. the peer companies) for this peer group to make compensation decisions in 2009. Hewitt also provided competitive market data for other similarly-sized companies in the broader U.S. market as a secondary comparison.

        According to the Hewitt study, the Company's competitive posture for total compensation opportunities was well-below market standards. The Company's below-market position was due to (a) the lack of a consistent long-term incentive program and (b) the absence of a target structure in the annual bonus plan. Hewitt also determined that the retention value of our overall program was well-below market, as key executives had either not received long-term incentive grants or outstanding unvested values were very low. The Company was at-risk of losing key leaders during a critical stage for our Company, given the unsettled economy in our target markets and the passing of Ohio Issue 3. The Company took actions to rectify this problem in January 2010 by making long-term incentive grants to key executives and adding structure to our annual bonus plan. Both are discussed in this CD&A.

Elements of Compensation

        The following table lists our pay elements and comments about why we provide them:

Pay Element	Why We Pay
Base Salary	Provide a fixed level of cash compensation for performing day-to-day responsibilities
Provide consistent income security for sustained performance
Annual Incentives	Motivate executives to achieve key business priorities and objectives
Reward annual financial and operational performance
Long-Term Incentives	Align management and shareholder interests
Encourage stock ownership at the executive level
Enhance wealth accumulation potential commensurate with shareholder value
Retain key executives
Perquisites and Benefits	Attract and retain executive talent
Enhance productivity
Provide competitive coverage
Retirement Plans	Attract and retain executive talent
Provide a minimum level of income security for retirement
Severance Protection	Termination not related to a change in control: Coverage is designed to ease the consequences of an unexpected termination, under approved circumstances.
Termination related to a change in control: Coverage is designed to facilitate leadership continuity during a potential or actual change in ownership structure.

        Base Salary.    The Compensation Committee determines base salaries using both competitive market data and an assessment of the incumbent's contribution to the Company. Base salaries are generally held constant for senior level executives once market competitive levels are achieved, subject to competitive factors and/or changing job responsibilities. A Named Executive Officer's base salary is determined by an assessment of his/her continued performance against his/her individual job responsibilities, the impact of such performance on business results, market pay for the position, current salary in relation to the salary range designated for the job, experience and potential for advancement.

        2009 salary actions: Based on the results of Hewitt's total compensation study, Mr. Griffin's base salary was increased to $577,500 to be more in-line with the 50th percentile of the peer companies. All other named-executive officers received a salary increase in 2009 in accordance with contractual obligations of 5% or 3% in the absence of contractual provisions.

        Annual Incentives (Bonus Plan).    We provide our named-executive officers with an opportunity to earn annual cash incentive awards for the attainment of pre-determined performance criteria. Performance targets are established annually at the start of the fiscal year. In 2009, the Company did not establish individual target award opportunities for the named-executive officers.

        Mr. Griffin and Mr. Hughes had guaranteed minimums for 2009 in the amount of 30% and 25% of base salary, respectively. These guarantees were established to enhance retention during a difficult management and Board transition in 2008, and to mitigate the impact of not having a consistent approach to long-term incentive grants. In 2009, we did not establish formal performance criteria for the executives to earn these minimums.

        For 2009, the Committee utilized Adjusted Consolidated EBITDA as the performance criteria for the annual bonus plan, and established $74,497,000 as the performance target for the year. At year end, after adding back the extraordinary costs associated with Ohio Issue 3, severance costs and a litigation settlement, which were deemed by the Committee to be extraordinary and outside of management's control, the Company achieved Adjusted Consolidated EBITDA of approximately $75,100,000.

        2009 bonus actions: Based on the 2009 Adjusted Consolidated EBITDA, the Committee approved bonus payments at 100% of the overall targeted amount for the year. In addition to achievement of the Company's financial target, the named-executive officers were instrumental in either achieving or making great strides toward the achievement of other critical strategic initiatives:

  •
  Executed the successful refinancing and restructuring of the Company's debt, which was a key initiative for 2009,

  •
  Executed the Company's cost-containment program,

  •
  Implemented a new financial reporting system/process to enhance information flow which strengthened the Company's risk management capabilities and cash flow management, and

  •
  Implemented operational improvements

        Long-Term Incentives.    Historically, stock options have been the Company's primary long-term incentive program. The purpose of granting such awards was to provide compensation opportunity tied to the increase in shareholder value through stock price appreciation. No grants were made in 2009, as management and the Committee worked with Hewitt to determine the best approach for the Company prospectively.

        Perquisites.    It is the Company's intent to continually assess business needs and evolving market practices to ensure that perquisite offerings are competitive and in the best interest of our shareholders. The Company does not provide any perquisites to executives, other than a modest auto allowance to certain named-executive officers (see the footnotes to the Summary Compensation Table).

        Benefit Programs.    The named officers and full time employees of the Company are entitled to various benefit plans including health insurance and life insurance, except that Mr. Griffin is provided increased life insurance coverage.

        Retirement Program.    The named officers are entitled to the same 401 (k) benefits offered to its employees. The plan allows for a company match, which for 2009 was 50% of the first 4% of permitted employee contributions to the plan.

        Severance Protection.    The company maintains a severance policy that allows for up to three months of severance for employees who are terminated without cause from the company. Named officers have termination without cause and change in control provisions included in their respective employment agreements.

 CEO Compensation for 2009

        Mr. Griffin became the Company's new CEO and President effective November 1, 2008 pursuant to the terms of an employment agreement between Mr. Griffin and the Company. A summary of 2009 compensation items are as follows:

  •
  Salary:  Mr. Griffin's total compensation opportunity was studied by Hewitt. In response to their study results, the Committee recently approved a base salary increase to $577,500.

  •
  Bonus:  Per his employment agreement, Mr. Griffin had a guaranteed minimum bonus of 30% of base salary for 2009. He did not have a stated "target" bonus opportunity for 2009, but was eligible for a bonus based on the Company's performance against a pre-determined Adjusted Consolidated EBITDA target. After adjustments for extraordinary items outside of management's control, the targeted Adjusted Consolidated EBITDA target was achieved and Mr. Griffin earned a bonus of $288,750. Mr. Griffin demonstrated strong leadership in a challenging business climate, while exhibiting transparency, candor, integrity, compliance, and ethics with his management team and the Board of Directors. He not only spearheaded the achievement of our financial goals, but since his hiring in 2008 he has embedded a strong sense of personal accountability and has galvanized the management team around his vision for the Company's future. These factors, in addition to the financial achievement, were considered in determining Mr. Griffin's bonus.

  •
  Long-term incentives:  Mr. Griffin did not receive a long-term incentive grant in 2009. He received an equity grant in 2008 upon hiring.

  •
  Perquisites:  Mr. Griffin received an auto allowance of $8,400 and was reimbursed $162,681 for relocation and temporary living expense. No other perquisites were received in 2009.

  •
  Benefits:  Mr. Griffin is entitled to various benefit plans including health insurance, life insurance (face value equal to at least three times base compensation), 401(k) and other customary benefits.

Compensation of Other Named Executive Officers

        Compensation in fiscal year 2009 for Messrs. Hughes, Norton, and Bittner consisted of base salary, certain perquisites and bonus payments. (See "Summary Compensation Table" and "Employment Agreements; Potential Payments upon Termination or Change in Control" below.) The Company has agreed with Mr. Blatt, that commencing April 1, 2009, in addition to his annual director's stipend and fees for board and committee meetings, and annual and special meetings of shareholders, the Company will pay Mr. Blatt the amount of $6,000 per month for his services rendered as Assistant Secretary and for office expenses. The Company will make such payments until the later of (i) five years or (ii) until such time that Mr. Blatt no longer serves the Company as a Secretary or Assistant Secretary. The decision to compensate and reimburse Mr. Blatt for his services was made and approved by the full Board in recognition of Mr. Blatt's continuing service and availability as the Company's Assistant Secretary. The Board also recognized that Mr. Blatt's historical perspective and knowledge of the Company's operations would be beneficial to our new CEO.

Program Design Enhancements for 2010

        As previously discussed in this CD&A, historically the Company has not utilized a formalized bonus plan structure and has not had a consistent philosophy with regard to long-term incentive compensation. For these reasons, our executive compensation program was below market compared to peer companies, both in terms of pay opportunity and "best practice" plan design.

        In 2009, the Committee and management worked closely with Hewitt to develop an incentive compensation design strategy for the future. The objective was to design incentive programs for 2010 and beyond that (a) support the Company's strategic business objectives, (b) address important executive retention issues, (c) better align management behaviors with shareholder value, and (d) provide the tools necessary for the Company to attract critical talent.

        Key modifications to our 2010 executive compensation program include:

  •
  Bonus:  The Committee approved a formal target bonus structure for the named-executive officers. The target bonus opportunities as a percentage of salary are Mr. Griffin (50%), Mr. Hughes (40%), Mr. Norton (40%), and Mr. Bittner (10%). Awards may be earned above or below the targeted amount based on performance against pre-determined free cash flow targets for the year. Maximum incentive opportunities are capped.

  •
  Long-term incentives:  The Committee determined that the priorities for 2010 grants should be executive retention, shareholder alignment, executive stock ownership potential, and efficient share utilization. Following a rigorous review of the alternatives with Hewitt and management, the Committee approved a grant of restricted stock units and restricted cash, vesting 1/3 per year on the anniversary dates of the grant. The objective of the cash payment is to facilitate the retention of shares upon vesting, mitigate the number of shares sold to pay income taxes, and conserve the limited number of shares remaining in the Company's authorized share pool. The Committee will re-evaluate the long-term incentive structure in 2010 in advance of 2011 grants, and will continue to weigh the Company's critical business priorities with the performance orientation of future grants.

Equity Grant Practices

        The Committee has adopted a policy with respect to equity awards that contains procedures to prevent stock option backdating or other improper timing issues. Under the policy, the Committee has exclusive authority to grant equity awards to our named executive officers and other employees. The policy also provides that annual equity grants to employees will be made on the start date of employment. Grants of equity awards to new employees or to reflect promotions or other special events may be made during other times in the year. If an employee joins the Company and has been offered stock-based awards as part of his compensation, approval from the Committee will be sought at the next Committee meeting and the exercise price of any stock options will be the closing price of our Common Stock on the NASDAQ on the date of the Committee's approval of the award, unless the Company is in a company-imposed black-out period under its insider trading policy. Under the Company's insider trading policy, named executive officers, other employees with access to material non-public information about the Company and directors are prohibited from engaging in transactions in the Company's securities during black out periods. The Committee's policy with respect to equity grants is consistent with the Company's insider trading policy.

Tax Deductibility of Our Compensation Programs

        Section 162(m) of the Internal Revenue Code limits the deduction for compensation paid to the named-executive officers to $1M unless certain requirements are met to qualify compensation as performance based. The Committee reviews and considers the deductibility of executive compensation under Section 162(m). However, the Committee views the preserving of the tax deductibility as an important objective, but not the sole objective, in establishing an effective executive compensation structure. The Committee's intent is to utilize compensation programs that mitigate the effects of the Section 162(m) limit, but in order to fulfill the Committee's mission to attract, motivate, and retain key management talent, we recognize the loss of a tax deduction may be necessary and appropriate in some circumstances to promote other important strategic objectives.

 Report of the Compensation Committee

        The Committee has reviewed and discussed with management the Compensation Discussion and Analysis report included herein. Based on their review and discussions with management, the Committee recommended to the Company's full Board of Directors that the Compensation Discussion and Analysis be included in the Company's Form 10-K for the fiscal year ending December 31, 2009.

THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
Steven M. Billick, Chair
James V. Stanton
Raymond K. Lee

Summary Compensation Table

        The following table sets forth information regarding compensation for the fiscal year ended December 31, 2009, awarded to, earned by or paid to the Company's principal executive officer, principal financial officer and other named executive officers (together, the "Named Officers").

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)(7)	Non-equity incentive plan compensation ($)		Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)	(i)		(j)
Robert F. Griffin	2009	553,702	55,000			288,750	(1)		193,431	(2)	1,090,883
President and Chief	2008	74,038			251,725	45,200	(1)		1,523	(2)	372,486
Executive Officer—MTR
Gaming Group, Inc
David R. Hughes	2009	408,750	40,000			163,800	(1)		21,090	(3)	633,640
Corporate Executive Vice	2008	382,145			66,471	97,500	(1)		23,091	(3)	569,207
President and Chief Financial	2007	351,979			319,372				9,290	(3)	680,641
Officer
John W. Bittner, Jr	2009	270,757	30,000			27,076	(1)		25,162	(4)	352,995
Executive Vice President	2008	270,757	10,000						43,216	(4)	323,973
Finance and Accounting	2007	257,864			319,372				24,215	(4)	601,451
Patrick J. Arneault(5)	2009	258,908							66,735	(5)	325,643
Vice President—	2008	369,578	25,000						8,861	(5)	403,439
Mountaineer Park, Inc. and	2007	351,979			319,372				9,260	(5)	680,611
Presque Isle Downs, Inc.
Robert J. Norton	2009	173,077				70,000	(1)		37,128	(6)	280,205
Chief Operating Officer

(1)
As to 2009, amounts represent incentive compensation earned per terms of employment agreements and annual incentive (bonus plan) but not paid in 2009. As to 2008, amounts represent incentive compensation earned per terms of employment agreements but not paid in 2008.

(2)
As to 2009, all other compensation includes $162,681 reimbursement of temporary housing and relocation expenses, $8,400 for auto allowance, $22,212 payment of vacation earned but not taken in the current period, and $138 for life insurance premiums. As to 2008, all other compensation includes $1,400 for auto allowance and $123 other. As to 2008, amounts do not include $9,781 for reimbursement of temporary housing and relocation expenses.

(3)
As to 2009, all other compensation for David R. Hughes includes $8,400 for auto allowance, $12,600 payment of vacation earned but not taken in the current period, $8,250 for 401(k) contribution match and $90 for life insurance premiums. As to 2008, all other compensation for David R. Hughes includes $7,900 for auto allowance, $13,500 payment of vacation earned but not taken in the current period, $1,500 estimated contribution and other allocations to defined contribution plan, $90 for life insurance premiums and $101 other. As to 2007, all other compensation for David R. Hughes includes $7,200 for auto allowance, $2,000 estimated contribution and other allocations to defined contribution plan and $90 for life insurance premiums.

(4)
As to 2009, all other compensation for John W. Bittner, Jr. includes $7,200 auto allowance, $17,704 payment of vacation earned but not taken in current period, $258 for life insurance premiums As to 2008, all other compensation for John W. Bittner, Jr. includes $7,200 for auto allowance, $34,157 payment of vacation earned but not taken in current and prior period, $1,500 estimated contributions and other allocations to defined contribution plan, $258 for life insurance premiums and $101 other. As to 2007, all other compensation for John W. Bittner, Jr. includes $7,200 for auto allowance, $14,877 payment of vacation earned but not taken in prior period, $2,000 estimated contribution and other allocations to defined contribution plan and $138 for life insurance premiums.

(5)
As to 2009, all other compensation for Patrick J. Arneault includes $4,800 for auto allowance, and $61,935 in severance pay. Mr. Arneault left the Company on September 30, 2009. As to 2008, all other compensation for Patrick J. Arneault includes $7,200 for auto allowance, $1,500 estimated contribution and other allocations to defined benefit contribution plan, $60 for life insurance premiums and $101 other. As to 2007, all other compensation for Patrick J. Arneault includes $7,200 for auto allowance, $2,000 estimated contribution and other allocations to defined benefit contribution plan and $60 for life insurance premiums.

(6)
As to 2009, all other compensation for Robert J. Norton includes $4,200 auto allowance, $32,896 for reimbursement of relocation expenses, and $32 for life insurance premiums.

(7)
The option awards value represents the aggregate grant date fair value computed in accordance with ASC 718—Compensation—Stock Compensation (formerly Statement of Financial Accounting Standards No. 123(R)). See Notes 2 and 12 to the Company's consolidated financial statements which are included elsewhere in this report.

Grant of Plan Based Awards Table

All other stock awards: Number of shares of stock or units (#)
									All other option awards: Number of securities underlying options (#)		Grant date fair value of stock and option awards
		Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards					Exercise or base price of option awards ($/Sh)
Name	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
N/A

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

        On September 25, 2009, the company entered into an amended and restated employment agreement with David R. Hughes as the Company's Corporate Executive Vice President and Chief Financial Officer. The agreement is for a two-year term with an effective commencement date of September 25, 2009. The agreement provides for an annual base salary of $410,000 with annual 5% cost of living increases and additional compensation of $8,400 for automobile expenses and other benefits and fringe benefits made available to other executives of the Company (Mr. Hughes' original employment agreement provided for an annual base salary of $390,000, additional compensation of $8,400 for automobile expenses and other benefits and fringe benefits made available to other executives of the Company). Pursuant to the agreement, Mr. Hughes is also entitled to periodic cash bonuses of a minimum of 25% of his base compensation with eligibility to earn additional discretionary bonuses at the discretion of the Company's Compensation Committee. Pursuant to his original employment agreement entered into in 2008, Mr. Hughes was granted an option to acquire 30,000 shares of the Company's common stock. In the event a termination of employment occurs after there has been a change of control, Mr. Hughes would receive a severance payment equal to two years of his base annual salary.

        On May 1, 2009, the Company entered into an employment agreement with Robert J. Norton as the Company's Chief Operating Officer. The agreement is for a two-year term with an effective commencement date of June 8, 2009. The agreement provides for an annual base salary of $300,000 with annual 5% cost of living increases and additional compensation of $7,200 for automobile expenses and other benefits and fringe benefits made available to other executives of the Company. Pursuant to the agreement, Mr. Norton is also entitled to periodic cash bonuses of a minimum of 20% of his base compensation with eligibility to earn additional discretionary bonuses at the discretion of the Company's Compensation Committee. In the event of termination of employment occurs after there has been a change of control, Mr. Norton would receive a severance payment equal to the greater of the entire compensation otherwise payable to him for the remainder of the period of employment; or eighteen month's salary.

        On November 1, 2009, the Company entered into an employment agreement with John W. Bittner, Jr. The agreement is for one year and provides for an annual salary of $270,756, subject to periodic increase or cash bonus by the Company's Compensation Committee in its sole discretion and additional compensation of $7,200 for automobile expenses, and other benefits and fringe benefits made available to other executives of the Company.

        On August 15, 2007, the Company entered into separate employment agreements with John W. Bittner, Jr. and Patrick Arneault. Each of the agreements was for a two year term with an effective commencement date of January 1, 2007, and each agreement provided for the grant of certain options to acquire shares of the Company's commons stock (such option grants were approved in April and June of 2007). The agreements were amended in October 2008 and extended to November 1, 2009. Patrick Arneault left the Company on September 30, 2009.

        Mr. Bittner's agreement provided for an annual base salary of $257,864 (with annual cost of living increases) and additional compensation of $7,200 annually for automobile expenses, four weeks of paid vacation and benefits and fringe benefits made available to other executives of the Company. Mr. Arneault's agreement provided for an annual base salary of $351,979 (with annual cost of living increases) and additional compensation of $7,200 for automobile expense, four weeks of paid vacation, and benefits and fringe benefits made available to other executives of the Company. Pursuant to the employment agreements, Messrs. Bittner and Arneault are also eligible for periodic cash bonuses in the discretion of the Company's independent Compensation Committee. In the event of termination of employment in connection with a change of control, each would have received a severance payment equal to the greater of entire compensation for the remainder of the term of the agreement and one year's salary.

        In October 2004, we entered into an employment agreement with Robert A. Blatt. The agreement (which expired in October 2006) was for a term of two years, called for an annual base salary of $225,000 (subject to automatic annual cost of living increases of 5%) and entitled Mr. Blatt to a cash bonus of up to 50% of the base salary, in the discretion of the Compensation Committee. The employment agreement also entitled Robert A. Blatt to participate in our various benefit plans for health insurance, life insurance and the like and reimbursement at the rate of $4,000 per month towards office expense. Mr. Blatt's employment agreement expired in October 2006, at which he became an employee at will. Mr. Blatt's employment as a Vice President of the Company ended on December 31, 2008. Mr. Blatt continues to serve as the Vice Chairman of the Board of Directors and an Assistant Secretary of the Company.

        We previously had a deferred compensation agreement with Mr. Blatt, which provided for certain benefits upon retirement. These obligations were to be funded through the purchase of "split dollar"

life insurance policies. On March 10, 2009, the Company and Mr. Blatt agreed to rescind the deferred compensation agreement.

Outstanding Equity Awards at Fiscal Year-End Table

        The following table sets forth information concerning outstanding equity awards for each Named Officer as of December 31, 2009.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)(i)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert F. Griffin	50,000			$3.71	9/19/2018
	100,000	50,000		$3.71	9/19/2018
Robert A. Blatt	150,000			$2.50	3/13/2010
John W Bittner, Jr.	20,000			$14.79	6/26/2017
	20,000			$16.27	4/27/2017
	25,000			$15.00	12/2/2012
	25,000			$8.00	5/13/2013
	25,000			$11.30	4/13/2015
David R. Hughes	30,000			$5.61	5/15/2018
	20,000			$14.79	6/26/2017
	20,000			$16.27	4/27/2017

Option Exercises and Stock Vested Table

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
(a)	(b)	(c)	(d)	(e)
N/A

Pension Benefits

Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
(a)	(b)	(c)	(d)	(e)
N/A

Nonqualified Defined Contribution and other Nonqualified Deferred Compensation Grants

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
N/A

        We entered into deferred compensation agreements in 1999 with Robert A. Blatt whereby the Company purchased life insurance policies on the life of Mr. Blatt. The owner of the policies is the Company. Mr. Blatt would have been entitled, after the Company recouped the aggregate premiums paid, to an annual benefit, as defined, upon retirement, death or termination from the cash value of the insurance policies. On March 10, 2009, the Company and Mr. Blatt agreed to rescind the deferred compensation agreement.

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

        The following table sets forth the compensation of the Company's non-employee directors for services rendered in 2009. Directors who are also employees of the Company do not receive compensation (other than their compensation as employees of the Company) for their services on the Board of Directors.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Steven M. Billick	78,000						78,000
Robert A. Blatt	55,500					48,000	103,500
Richard Delatore	58,500						58,500
Raymond K. Lee	66,000						66,000
James V. Stanton	64,500						64,500
Donald J. Duffy(2)	27,000						27,000
LC Greenwood(2)	25,500						25,500
Jeffrey P. Jacobs(3)	—						—
Stanley R. Gorom III(3)	42,000						42,000

(1)
There were no stock option awards to members of the Board of Directors during 2009; the non-employee directors do not have any stock option awards outstanding as of December 31, 2009.

(2)
Messrs. Duffy and Greenwood resigned from the Board of Directors effective July 28, 2009.

(3)
Messr. Jacobs and Gorom resigned from the Board of Directors effective March 12, 2010.

Employment Agreements; Potential Payments upon Termination or Change in Control

Employment Agreements

        On September 19, 2008, we appointed Robert F. Griffin as the Company's new President and Chief Executive Officer and on September 23, 2008, entered into a two-year employment agreement with Mr. Griffin that commenced November 1, 2008' and amended on August 17, 2009. The agreement provides for an annual base salary of $550,000, additional compensation of $8,400 annually for automobile expenses, term life insurance with a face value equal to at least three (3) times Mr. Griffin's base compensation and other benefits and fringe benefits made available to other executives of the Company. Pursuant to the agreement, Mr. Griffin is also entitled to annual incentive compensation of no less than 30% of his base compensation as determined by the Compensation Committee of the Board of Directors based upon mutually agreed upon performance goals. For the time period from the effective date of the agreement through December 31, 2008, Mr. Griffin was eligible for a pro-rata portion of the minimum incentive compensation. The agreement also provides for the grant of options to purchase 150,000 shares of the Company's common stock at the NASDAQ official close price of a share of the Company's stock on the grant date, 50,000 of which were vested upon the effective date of the agreement. Provided Mr. Griffin remains employed by the Company, 50,000 options shall vest on the first anniversary date of the agreement and 50,000 shall vest on the second anniversary date of the agreement. The agreement also requires the Company to reimburse Mr. Griffin for relocation expenses and temporary living expenses until he moves into the new permanent residence up to $3,000 per month for a period, as amended, through December 31, 2009.

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

        On September 25, 2009, the Company entered into an amended and restated employment agreement with David R. Hughes as the Company's Corporate Executive Vice President and Chief Financial Officer. The agreement is for a two-year term with an effective commencement date of September 25, 2009. The agreement provides for an annual base salary of $410,000 with annual 5% cost of living increases and additional compensation of $8,400 for automobile expenses and other benefits and fringe benefits made available to other executives of the Company. Pursuant to the agreement, Mr. Hughes is also entitled to periodic cash bonuses of a minimum of 25% of his base compensation with eligibility to earn additional discretionary bonuses at the discretion of the Company's Compensation Committee. In the event a termination of employment occurs after there has been a change of control, Mr. Hughes would receive a severance payment equal to two years of his base annual salary.

        On May 1, 2009, the Company entered into an employment agreement with Robert J. Norton as the Company's Chief Operating Officer. The agreement is for a two-year term with an effective commencement date of June 8, 2009. The agreement provides for an annual base salary of $300,000 with annual 5% cost of living increases and additional compensation of $7,200 for automobile expenses and other benefits and fringe benefits made available to other executives of the Company. Pursuant to the agreement, Mr. Norton is also entitled to periodic cash bonuses of a minimum of 20% of his base compensation with eligibility to earn additional discretionary bonuses at the discretion of the Company's Compensation Committee. In the event of termination of employment occurs after there has been a change of control, Mr. Norton would receive a severance payment equal to the greater of the entire compensation otherwise payable to him for the remainder of the period of employment; or eighteen month's salary.

        On November 1, 2009, the Company entered into an employment agreement with John W. Bittner, Jr. The agreement is for one year and provides for an annual salary of $270,756, subject to periodic increase or cash bonus by the Company's Compensation Committee in its sole discretion and additional compensation of $7,200 for automobile expenses, four weeks paid vacation and benefits and fringe benefits made available to other executives of the Company.

        Previously, in August 2007, we entered into a two-year employment agreement with John W. Bittner Jr. (commencing as of January 1, 2007 and ending on January 1, 2009), as Chief Financial Officer of the Company. On May 15, 2008, the agreement was amended whereby Mr. Bittner and the Company agreed that Mr. Bittner would be employed as the Company's Executive Vice President of Finance and Accounting. Additionally, pursuant to an October 10, 2008, amendment to the agreement, the term was extended to November 1, 2009. The agreement calls for an annual base salary of $257,864 per year with an automatic 5% cost of living increase on the first anniversary of the agreement and is subject to periodic increase by the Company's Compensation Committee in its sole discretion. Mr. Bittner is also entitled to periodic cash bonuses in the Compensation Committee's sole discretion. The agreement also provided for a grant of an option to purchase 20,000 shares of the Company's Common Stock, as approved by the Company's Compensation Committee and subject to the terms of an option agreement executed by the Company and Mr. Bittner, at the NASDAQ official close price of a share of the Company's stock on the grant date. Such option vested on January 1, 2009. The agreement also provided for the grant of an option to purchase an additional 20,000 shares of the Company's Common Stock, subject to the terms of an option agreement executed by the Company and Mr. Bittner. This option is subject to the same vesting, termination and pricing provisions described above. The agreement also entitles Mr. Bittner to a car allowance as well as to participate in our various employee benefit plans. In the event of termination of employment in connection with a change of control, Mr. Bittner would receive a severance payment equal to the greater of entire compensation for the remainder of the term of the agreement and one year's salary.

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

Potential Payments upon Termination or Change in Control

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

        Mr. Hughes' employment agreement provides that in the event the period of employment is terminated because of death or physical or mental disability, the Company will pay to Mr. Hughes or his estate a lump sum amount equal to the greater of (i) the amount of base salary for the remaining term of the agreement or (ii) the amount of base salary which Mr. Hughes would have been entitled to receive for the one year following his death or disability. If Mr. Hughes' period of employment is terminated for cause, the Company will have no further obligation to pay Mr. Hughes, other than compensation and incentive compensation unpaid at the date of termination. Mr. Hughes' employment agreement also provides that if his period of employment is terminated for a reason other than death or physical or mental disability or for cause, the Company will continue to pay Mr. Hughes, or his estate, all unpaid base salary and any unpaid discretionary cash bonus for the remaining term of the agreement within ten days of termination and severance benefits in an amount equal to his base salary plus applicable discretionary cash bonus (based upon the highest amount of any incentive compensation paid to Mr. Hughes during the term of the agreement or if prior to any such payment then minimum discretionary cash bonus) both of which are payable in twelve monthly installments. In addition, the company will pay a monthly amount so that Mr. Hughes shall be able to continue to receive the health benefits coverage in effect at the date of termination until the earlier of the second anniversary of the termination or date Mr. Hughes accepts employment or provides services to, in any capacity, any other business or entity. In the event of a change in control, as defined in his employment agreement, the Company shall pay Mr. Hughes' severance in the amount of two years of base salary. Such payment would be made in two equal installments with the first installment paid upon an executed agreement resulting in a change in control and the second installment prior to closing. In addition, the Company will pay a monthly amount so that Mr. Hughes shall be able to continue to receive the health benefits coverage in effect at the date of termination until the earlier of the second anniversary of the termination or date Mr. Hughes accepts employment or provides services to, in any capacity, any other business or entity. If Mr. Griffin ceases to serve as CEO of the Company, Mr. Hughes' reporting line of authority is changed such that Mr. Hughes no longer reports directly to the CEO, or Mr. Hughes' level of authority is materially diminished, then Mr. Hughes shall have the right to notify the

Company's Board of Directors of such and if such is not cured with ten business days, Mr. Hughes upon 90 days' written notice, shall have the right to resign from his employment with the Company and shall be entitled to all unpaid base salary and any unpaid discretionary cash bonus for the remaining term of the agreement payable within ten days of termination and severance benefits in an amount equal to his base salary plus applicable discretionary cash bonus (based upon the highest amount of any incentive compensation paid to Mr. Hughes during the term of the agreement or if prior to any such payment then minimum discretionary cash bonus) both of which are payable in twelve monthly installments. In addition, the Company will pay a monthly amount so that Mr. Hughes shall be able to continue to receive the health benefits coverage in effect at the date of termination until the earlier of the second anniversary of the termination or date Mr. Hughes accepts employment or provides services to, in any capacity, any other business or entity.

        Mr. Norton's employment agreement provides that in the event the period of employment is terminated because of death or physical or mental disability, the Company will pay to Mr. Norton or his estate a lump sum amount equal to the greater of (i) the amount of base salary for the remaining term of the agreement or (ii) the amount of base salary which Mr. Norton would have been entitled to receive for the one year following his death or disability. In the event Mr. Norton's employment is terminated by the Company other than for cause or disability, he would receive a severance payment equal to the entire compensation for the remainder of the term of the agreement; or in the event he is terminated in connection with a change of control of the Company, as defined in the Agreement, Mr. Norton would receive a severance payment equal to the greater of entire compensation for the remainder of the term of the agreement or eighteen month's salary.

        In the event Mr. Bittner's employment is terminated by the Company other than for cause or disability, he would receive a payment equal to the entire compensation for the remainder of the term of the agreement and any accrued and unpaid vacation; or in the event employment is terminate due to death and disability the Company shall pay Mr. Bittner or his estate a lump sum amount equal to the base salary for the remaining term of the agreement.

Potential Payments upon Termination or Change in Control Table

        The following table describes and quantifies certain compensation that would become payable under existing agreements, plans and arrangements, with Named Officers, if employment was terminated on December 31, 2009, given compensation levels as of such date and, if applicable, based on the Company's closing stock price on that date.

Name	Compensation Components	Voluntary	Involuntary With Cause	Involuntary Without Cause		Retirement	Death	Disability	Change in Control	Change in Control with Termination
Robert F. Griffin	Salary/Bonus	$288,750	$288,750	$1,115,500	(1)		$833,046	$833,046		$1,732,500	(2)
	Other Benefits			26,000						26,000
	Options(5)(6)(7)								(8)
David R. Hughes	Salary/Bonus	$163,800	$163,800	$1,647,843	(3)		$1,053,543	$1,053,543		$983,800	(4)
	Other Benefits									18,843
	Options(5)(6)(7)								(8)
John W. Bittner, Jr.	Salary	27,076	27,076	$252,707	(9)		$252,707	$252,707		$252,707	(9)
	Other Benefits			9,,045
	Options(5)(6)(7)								(8)
Robert J. Norton	Salary	70,000	70,000	$550,000	(9)		$470,000	$470,000		$620,800	(10)
	Other Benefits			9,600
	Options(5)(6)(7)								(8)

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

(3)
Amount represents unpaid base salary and unpaid discretionary bonus for remaining term of employment agreement plus severance benefits equal to annual base salary and an amount equal to annual discretionary bonus (determined by the highest amount of any discretionary bonus during term or the minimum discretionary bonus).

(4)
Amount represents the product of the base salary times a multiple of two.

(5)
Amount would represent in-the-money value of options to purchase common stock based on the closing market price of the Company's common stock on December 31, 2009, of $1.30. However, there were no in-the-money options at December 31, 2009.

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

(9)
Amount represents the base salary for the remaining period of employment, minimum discretionary bonus if applicable and any unpaid amounts.

(10)
Amount represents the greater of the entire compensation payable per terms of the employment agreement for the remaining period of employment or eighteen month's base salary.

Compensation Committee Interlocks and Insider Participation

        The current members of the Company's Compensation Committee are Messrs. Billick, Stanton and Lee, each of whom is an independent director. No executive officer of the Company has served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director or member of the Compensation Committee of the Company.

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

ITEM 12.    STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth, as of March 15, 2010, the ownership of the presently issued and outstanding shares of our common stock by persons owning more than 5% of such stock, and the ownership of such stock by our officers and directors, individually and as a group. As of March 15, 2010, there were 27,475,260 shares of common stock outstanding. Unless otherwise indicated, the address for each of the stockholders listed below is c/o MTR Gaming Group, Inc., State Route 2 South, P.O. Box 356, Chester, WV 26034.

Name	Number of Shares	Percentage of Class
Robert A. Blatt(1)	740,600	2.68%
James V. Stanton(2)	60,000	*
Richard Delatore(3)	0	*
Raymond K. Lee(4)	20,000	*
Steven M. Billick(5)	0	*
Robert F. Griffin(6)	100,000	*
David R. Hughes(7)	70,000	*
John W. Bittner, Jr.(8)	115,000	*
Robert J. Norton(9)	7,985	*
Rose Mary Williams(10)	120,000	*
Richard Knight(11)	14,000	*
Jack B. Sours(12)	5,145	*
Total officers and directors as a group (12 persons)	1,252,730	4.6%
The Jeffrey P. Jacobs Revocable Trust, Jacobs Entertainment, Inc., Gameco Holdings, Inc., Jacobs Investments, Inc. and Jeffrey P. Jacobs(13)	5,066,433	18.44%
Arbiter Partners and Isaac Brothers, LLC(14)	2,054,686	7.48%
Brigade Capital Management, LLC, Brigade Leveraged Capital Structures Fund, Ltd. and Donald E. Morgan, III(15)	1,498,653	5.46%

*
Indicates less than one percent.

(1)
Includes 733,600 shares held by Mr. Blatt, 3,000 shares held by Mr. Blatt's wife, 1,000 shares held in the name of Mr. Blatt's minor son and 3,000 shares held in the name of Mr. Blatt's daughter. Mr. Blatt has disclaimed beneficial ownership of the shares held by his wife and children. Mr. Blatt's mailing address is c/o The CRC Group, Larchmont Plaza, 1890 Palmer Avenue, Suite 303, Larchmont, NY 10538.

(2)
Includes 60,000 shares held by Mr. Stanton. Mr. Stanton's mailing address is c/o the Company at State Route 2 South, P.O. Box 356, Chester, WV 26034.

(3)
Mr. Delatore's mailing address is c/o the Company at State Route 2 South, P.O. Box 356, Chester, West Virginia 26034.

(4)
Mr. Lee's mailing address is c/o the Company at State Route 2 South, P.O. Box 356, Chester, WV 26034.

(5)
Mr. Billick's mailing address is c/o the Company at State Route 2 South, P.O. Box 356, Chester, WV 26034.

(6)
Includes options to acquire beneficial ownership of 100,000 shares exerciseable within 60 days and excludes options to purchase beneficial ownership of 50,000 shares upon date in excess of 60 days from the date of this report (except that such options shall be exercisable immediately if Mr. Griffin is terminated without cause or if he terminates his employment for good reason, as such terms are defined in his employment agreement with the Company and shall be exercisable immediately upon a change in control of the Company, as defined in Mr. Griffin's employment agreement); and excludes 200,000 restricted stock units that have not vested or are not exercisable within 60 days but shall vest on the date of a change in control as defined.

(7)
Includes options to acquire beneficial ownership of 70,000 shares exercisable within 60 days; and excludes 50,000 restricted stock units that have not vested or are not exercisable within 60 days but shall vest on the date of a change in control as defined.

(8)
Includes no shares and includes options to acquire beneficial ownership of 115,000 shares within 60 days; and excludes 20,000 restricted stock units that have not vested or are not exercisable within 60 days but shall vest on the date of a change in control as defined.

(9)
Includes 7,985 shares held in a brokerage with his spouse; and excludes 125,000 restricted stock units that have not vested or are not exercisable within 60 days but shall vest on the date of a change in control as defined.

(10)
Includes no shares and includes options to acquire beneficial ownership of 120,000 shares within 60 days.

(11)
Excludes options to purchase beneficial ownership of 40,000 shares upon a date in excess of 60 days from the date of this report (except that such option shall be exercisable immediately upon a change of control of the Company as defined in Mr. Knight's employment agreement); and excludes 50,000 restricted stock units that have not vested or are not exercisable within 60 days but shall vest on the date of a change in control, as defined.

(12)
Includes 5,145 shares held by Mr. Sours; and excludes 50,000 restricted stock units that have not vested or are not exercisable within 60 days but shall vest on the date of a change in control, as defined.

(13)
Jacobs Entertainment, Inc. and Gameco Holdings, Inc. are located at 17301 West Colfax Avenue, Suite 250, Golden, Colorado 80401. The address of the Jeffrey P. Jacobs Revocable Trust (and Jeffrey P., the trustee of the trust) is 25425 Center Ridge Road, Cleveland, Ohio 41445, and the address of Jeffrey P. Jacobs is Golden Bear Plaza East Tower, Suite 600, 1170 U.S. Highway One, North Palm Beach, Florida 33408. Information based solely on filings made by Jacobs Entertainment, Inc. Gameco Holdings, Inc., the Jeffrey P. Revocable Trust and Jeffrey P. Jacobs with the SEC.

(14)
Arbiter Partners, L.P. is located at 149 Fifth Avenue, 15th Floor, New York, New York 10010. The address of Isaac Brothers, LLC is 75 Prospect Avenue, Larchmont, New York, 10538. Information based solely on filings made by Arbiter Partners, LP and Isaac Brothers, LLC with the SEC.

(15)
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

Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2009, with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	735,000	6.71	395,000
Equity compensation plans not approved by security holders	474,500	7.23	170,000

Total	1,209,500		565,000

        The Company's equity compensation plans that were not approved by security holders (as no such approval was required) consist of (i) grants of non-qualified stock options ("NQSOs") as inducement for initial employment by the Company or its subsidiaries; (ii) grants of NQSOs to non-executive employees; and (iii) NQSOs granted under our 2001 Employee Stock Incentive Plan or available for grant under our 2002 Employee Stock Incentive Plan, both of which are "broad-based plans" as defined by the NASDAQ Market Place Rules (i.e., ones in which not more than half of the options/shares may be awarded to officers and directors). In the case of all such plans, the exercise price of options must be not less than fair market value of the common stock on the date of grant. Options granted under the plans may be for terms of up to ten years. The 2001 and 2002 Employee Stock Incentive Plans are to be administered by the board directors or a committee of board consisting of not fewer than two non-employee directors. Repricing under the 2001 plan is limited to 10% of the number of options then outstanding thereunder; repricing under the 2002 plan is prohibited.

        On January 22, 2010, the Company amended certain of its stock incentive plans to provide for the grants of restricted stock units ("RSUs") and cash awards to key employees (including officers and directors) of or consultants to the Company, or its subsidiaries, as the Compensation Committee of the Company's Board of Directors may determine. Pursuant to the amended plans, on January 22, 2010, the Company granted a total of 520,000 RSUs and cash awards totaling $390,000 to certain key employees. The RSUs vest at the rate of one-third upon each of the first, second and third anniversaries of the date of the grants. Unvested RSUs shall vest on the date of a change of control (as defined).

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

        On October 15, 2008, the Company and Mr. Edson Arneault entered into a Consulting Agreement that became effective upon October 31, 2008 and would continue for a period of 30 months during which Mr. Arneault would assist with the transition to Mr. Robert Griffin, who became the Company's President and CEO on November 1, 2008, and would available to provide other services as set forth in the Consulting Agreement. Edson Arneault resigned from his positions as the Chairman of the Board of Directors, President and CEO of the Company on October 31, 2008. The Consulting Agreement provided that the Company would pay Mr. Arneault a consulting fee of $512,000 per year and also provided for the payment of certain expenses incurred by Mr. Arneault. Mr. Arneault would provide up to 400 hours of his time per year to the Company. Likewise during the 30-month period, Mr. Arneault would not, directly or indirectly, own, operate, join, control, participate in or be connected as an officer, director, employee, partner, stockholder, consultant or otherwise, with any gaming business within 150 miles of any facility currently owned or leased by the Company. In conjunction with a legal settlement as discussed in the Note 8 to the consolidated financial statements and Legal Proceeding in Part I, Item 3, both of which are included elsewhere in this report, the Company and Mr. Arneault agreed to terminate the obligation of the parties under the consulting agreement between the Company and Mr. Arneault, other than an agreement by Mr. Arneault not to compete with the Company by owning, operating, joining, controlling, participating in, or being connected as an officer, director, employee, partner, stockholder, consultant or otherwise with any gaming business within 100 miles of any facility owned or leased by the Company, and a non-solicitation agreement by Mr. Arneault, for a payment of $600,000.

        Mr. Patrick J. Arneault served as Vice President of Development of Mountaineer until September 30. 2009. During the year ended December 31, 2009, Mr. Arneault's total compensation was $325,642. Patrick J. Arneault is the brother of Edson R. Arneault, our prior President, Chief Executive Officer and Chairman (and previously a consultant to the Company). Patrick Arneault had worked for Mountaineer since February 2000.

        Jacobs Entertainment, Inc. was reimbursed $75,259 by the Company for use of an airplane for company business purposes.

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

        For a director to be considered independent, the director must meet the bright-line independence standards under the listing standards of NASDAQ and the Board must affirmatively determine that the director has no material relationship with us, directly, or as a partner, stockholder or officer of an organization that has a relationship with us. The Board determines director independence based on an analysis of the independence requirements of the NASDAQ listing standards. In addition, the Board will consider all relevant facts and circumstances in making an independence determination. The Board also considers all commercial, industrial, banking, consulting, legal, accounting, charitable, familial or other business relationships any director may have with us. The Board has determined that the following four directors satisfy the independence requirements of NASDAQ: James V. Stanton, Richard Delatore, Raymond K. Lee and Steven M. Billick.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The following table summarizes principal accounting fees and services billed for the fiscal years ended December 31, 2009 and 2008 by Ernst & Young, LLP, and the Company's principal accountant.

	2009	2008
Audit Fees:
Annual Audit of the Financial Statements (including expenses)	$1,027,887	$1,168,531
Audit-Related Fees:
Other Attest Engagements and Audit-Specific Matters	192,377	72,055

Total Audit Fees	$1,220,264	$1,240,586
Tax Services:
Tax Compliance	$127,900	$64,765
Other Tax Services	394,867	147,793

Total Tax Fees	$522,767	212,558
All Other Services	$—	$—

        The Audit Committee's charter provides for the pre-approval of audit and non-audit services performed by the Company's independent auditor. Under the charter, the Audit Committee may pre-approve specific services, including fee levels, by the independent auditor in a designated category (audit, audit-related, tax services and all other services). The Audit Committee may delegate, in writing, this authority to one or more of its members, provided that the member or members to whom such authority is delegated must report their decisions to the Audit Committee at its next scheduled meeting. All audit and other services provided by Ernst & Young LLP are pre-approved by the Audit Committee.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL SCHEDULES.

(a)
Financial Statements (Included in Part II of this report):

        Schedule II—Valuation Allowances for the years ended December 31, 2009, 2008, and 2007.

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)
Exhibits:

EXHIBIT NO.	ITEM TITLE
3.1	Restated Certificate of Incorporation for Winner's Entertainment, Inc. dated August, 17, 1993 (incorporated by reference to our Form 10-K for the fiscal year ended December 31, 1993).
3.2	Amended By Laws (incorporated by reference to our report on Form 10-K filed March 16, 2009).
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Winner's Entertainment, Inc. dated October 10, 1996 (incorporated by reference to our report on Form 8-K filed November 1, 1996).
4.1	Excerpt from Common Stock Certificates (incorporated by reference to our report on Form 10-K filed March 30, 2001).
4.2
Indenture dated May 25, 2006, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A., including forms of the Note and the Guarantee (incorporated by reference to our report on Form 8-K filed May 26, 2006).
4.3
Supplemental Indenture to Indenture dated May 25, 2006 by and among the Company, certain wholly-owned subsidiaries of the Company (as Guarantors) and Wells Fargo Bank, N.A. (as Trustee) dated June 1, 2007 (incorporated by reference to our report on Form 8-K filed June 4, 2007).
4.4
Supplemental Indenture dated June 15, 2007, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of May 25, 2006 (incorporated by reference to our report on Form 8-K filed June 18, 2007).

EXHIBIT NO.	ITEM TITLE
4.5	Supplemental Indenture dated March 7, 2008, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of May 25, 2006 (incorporated by reference to our report on Form 10-K filed April 13, 2008).
4.6
Instrument of Resignation, Appointment and Acceptance dated as of June 26, 2008, executed by the Company, Wells Fargo Bank, National Association, and Wilmington Trust Company (incorporated by reference to our report on Form 10-Q filed August 8, 2008).
4.7
Supplemental Indenture dated as of July 22, 2009, by and between the Registrant, certain of its wholly-owned subsidiaries (as guarantors) and Wilmington Trust Company further supplementing the Indenture dated as of May 25, 2006 (incorporated by reference to our report on Form 8-K filed July 27, 2009).
4.8
Indenture dated as of August 12, 2009, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wilmington Trust FSB (incorporated by reference to our report on Form 8-K filed August 12, 2009).
4.9	12.625% Senior Secured Note due 2014 in aggregate principal amount of $10.0 million (incorporated by reference to our report on Form 8-K filed October 13, 2009).
10.1	MTR Gaming Group, Inc. 2002 Employee Stock Incentive Plan (incorporated by reference to our report on Form 10-Q for the quarter ended September 30, 2002).
10.2
Agreement dated November 1, 2008 between Mountaineer Park, Inc. and Racetrack Employees Union Local No. 101 [Schedules omitted] (incorporated by reference to our report on Form 10-K filed March 16, 2009).
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
10.7	Consulting Agreement dated as of October 15, 2008, by and between the Company and Edson R. Arneault (incorporated by reference to our report on Form 10-K filed March 16, 2009).
10.8	Agreement dated December 31, 2009 by and between Mountaineer Park, Inc. and Mountaineer Park Horsemen's Benevolent and Protective Association, Inc. (filed herewith).
10.9
Agreement dated February 22, 2007 by and between Presque Isle Downs, Inc. and the Pennsylvania Horsemen's Benevolent and Protective Association Inc. (incorporated by reference to our report on Form 10-K filed April 2, 2007).

EXHIBIT NO.	ITEM TITLE
10.10	Fifth Amended and Restated Credit Agreement dated September 22, 2006, by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Speakeasy Gaming of Fremont, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to our report on Form 8-K filed September 27, 2006).
10.11
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
10.12
Second Amendment to Fifth Amended and Restated Credit Agreement dated March 31, 2008 by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to our report on Form 10-K filed April 13, 2008).
10.13
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
10.14
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
10.15
Sixth Amendment to Fifth Amended and Restated Credit Agreement dated as of August 12, 2009, by and among the Registrant, Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), the Requisite Lenders (as defined in such Amendment) and Wells Fargo Bank, National Association (filed herewith).
10.16
Seventh Amendment to Fifth Amended and Restated Credit Agreement dated as of October 13, 2009, by and among the Borrowers (as defined in such Amendment), Wells Fargo Bank, National Association and the Requisite Lenders (as defined in such Amendment) (incorporated by reference to our report on Form 8-K filed October 13, 2009).
10.17
Revolving Credit Note dated March 31, 2008, executed by the Company, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (incorporated by reference to our report on Form 10-K filed April 3, 2008).
10.18	Stock Purchase Agreement dated June 26, 2007, by and between the Company and TLC Casino Enterprises, Inc. (incorporated by reference to our report on Form 8-K filed June 18, 2007).
10.19	2007 Stock Incentive Plan (incorporated by reference to our Proxy Statement filed April 30, 2007).

EXHIBIT NO.	ITEM TITLE
10.20	Asset Purchase and Sale Agreement dated January 11, 2008, by and between the Company and Lucky Lucy D LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.21	Real Property Purchase and Sale Agreement dated January 11, 2008, by and between the Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.22	Master Lease dated January 11, 2008, by and between Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.23	Termination Agreement dated January 11, 2008, by and between Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.24
Amendment dated February 29, 2008, to Stock Purchase Agreement dated June 26, 2007, by and among the Company and TLC Casino Enterprises, Inc. (incorporated by reference to our report on Form 8-K filed March 6, 2008).
10.25	Amended and Restated Employment Agreement dated October 1, 2009, by and between the Registrant and David R. Hughes (incorporated by reference to our report on Form 10-Q filed on November 9, 2009).
10.26	Employment Agreement dated May 15, 2008, by and between the Company and Robert F. Griffin (incorporated by reference to our report on Form 10-Q filed on November 10, 2008).
10.27	Employment Agreement dated as of December 24, 2009, by and between the Registrant and Narciso A. Rodriguez-Cayro (filed herewith).
10.28	Employment Agreement dated May 1, 2009, by and between the Registrant and Robert Norton (incorporated by reference to our report on Form 10-Q filed on August 10, 2009).
10.29	Employment Agreement dated as of November 9, 2009, by and between the Registrant and John W. Bittner, Jr. (incorporated by reference to our report on Form 10-Q filed on November 9, 2009).
10.30	Form of Restricted Stock Unit and Cash Award Agreement (2002 Stock Incentive Plan) (filed herewith).
10.31	Form of Restricted Stock Unit and Cash Award Agreement (2004 Stock Incentive Plan) (filed herewith).
10.32	Form of Restricted Stock Unit and Cash Award Agreement (2005 Stock Incentive Plan) (filed herewith).
10.33	Form of Restricted Stock Unit and Cash Award Agreement (2007 Stock Incentive Plan) (filed herewith).
14.1	Code of Ethics and Business Conduct of the Company (incorporated by reference to our report on Form 10-K for the year ended December 31, 2003).
14.2	Amendment to the Company's Code of Ethics and Business Conduct (incorporated by reference to our report on Form 8-K filed April 24, 2007).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).

EXHIBIT NO.	ITEM TITLE
31.1	Certification of Robert F. Griffin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of David R. Hughes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Robert F. Griffin in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of David R. Hughes in accordance with 18 U.S.C. Section 1350 (filed herewith).
99.1	First Amendment to 2002 Stock Incentive Plan (filed herewith).
99.2	First Amendment to 2004 Stock Incentive Plan (filed herewith).
99.3	First Amendment to 2005 Stock Incentive Plan (filed herewith).
99.4	First Amendment to 2007 Stock Incentive Plan (filed herewith).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MTR GAMING GROUP, INC.
By:	/s/ ROBERT F. GRIFFIN Robert F. Griffin Director, President and Chief Executive Officer

Date: March 16, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Name	Capacity

/s/ ROBERT F. GRIFFIN Robert F. Griffin	Director, President and Chief Executive Officer	March 16, 2010
/s/ STEVEN M. BILLICK Steven M. Billick	Chairman	March 16, 2010
/s/ ROBERT A. BLATT Robert A. Blatt	Director	March 16, 2010
/s/ JAMES V. STANTON James V. Stanton	Director	March 16, 2010
/s/ RICHARD DELATORE Richard Delatore	Director	March 16, 2010
/s/ RAYMOND K. LEE Raymond K. Lee	Director	March 16, 2010

Name	Capacity

/s/ DAVID R. HUGHES David R. Hughes	Corporate Executive Vice President and Chief Financial Officer	March 16, 2010
/s/ JOHN W. BITTNER, JR. John W. Bittner, Jr.	Executive Vice President of Finance and Accounting and Principal Accounting Officer	March 16, 2010

MTR GAMING GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
MTR Gaming Group, Inc.

        We have audited the accompanying consolidated balance sheets of MTR Gaming Group, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MTR Gaming Group, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company changed its accounting for uncertain tax positions.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MTR Gaming Group, Inc's. internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
March 16, 2010

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$44,755	$29,011
Restricted cash	483	929
Accounts receivable, net of allowance for doubtful accounts of $458 in 2009 and $125 in 2008	2,641	7,717
Inventories	3,794	4,445
Deferred financing costs	3,606	4,444
Prepaid income taxes	8,663	7,059
Deferred income taxes	37	1,397
Prepaid expenses and other current assets	8,181	4,528
Assets held for deferred compensation	—	11,529
Assets of discontinued operations	—	36

Total current assets	72,160	71,095
Property and equipment, net	332,351	351,684
Goodwill	494	1,985
Other intangibles	69,021	68,819
Deferred financing costs, net of current portion	10,616	2,499
Deposits and other	4,632	8,881
Non-operating real property	13,554	22,019
Assets of discontinued operations	185	728

Total assets	$503,013	$527,710

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,150	$6,869
Accounts payable—gaming taxes and assessments	7,030	6,848
Accrued payroll and payroll taxes	3,373	3,220
Accrued interest	14,247	4,932
Other accrued liabilities	11,641	14,486
Construction project and equipment liabilities	583	1,048
Deferred compensation	—	11,547
Current portion of long-term debt and capital lease obligations	6,618	20,498
Liabilities of discontinued operations	237	1,240

Total current liabilities	45,879	70,688
Long-term debt and capital lease obligations, net of current portion	375,885	357,112
Long-term deferred compensation	—	663
Deferred income taxes	7,976	3,644

Total liabilities	429,740	432,107
Shareholders' equity:
Common stock, $.00001 par value; 50,000,000 shares authorized; 27,475,260 shares issued and outstanding at December 31, 2009 and 2008	—	—
Additional paid-in capital	61,882	61,774
Retained earnings	11,475	34,013
Accumulated other comprehensive loss	(300)	(386)

Total shareholders' equity of MTR Gaming Group, Inc.	73,057	95,401
Non-controlling interest of discontinued operations	216	202

Total shareholders' equity.	73,273	95,603

Total liabilities and shareholders' equity	$503,013	$527,710

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
Revenues:
Gaming	$400,583	$418,055	$370,956
Pari-mutuel commissions	12,806	14,454	13,321
Food, beverage and lodging	31,973	35,963	29,421
Other	8,764	10,300	8,088

Total revenues	454,126	478,772	421,786
Less promotional allowances	(9,971)	(7,921)	(5,968)

Net revenues	444,155	470,851	415,818

Operating expenses:
Costs of operating departments:
Gaming	251,106	265,115	232,487
Pari-mutuel commissions	12,524	14,156	11,666
Food, beverage and lodging	23,613	28,767	25,194
Other	6,238	8,799	7,099
Marketing and promotions	19,646	15,864	17,621
General and administrative	66,748	67,121	61,318
Depreciation	29,279	29,839	27,788
Impairment loss	11,945	—	—
Loss on disposal of property, net	209	2,956	133
Project opening costs	—	—	5,578

Total operating expenses	421,308	432,617	388,884

Operating income	22,847	38,234	26,934
Other (expense) income:
Other	(39)	—	—
Interest income	467	244	393
Interest expense	(45,233)	(40,750)	(34,685)
Loss on debt modification and extinguishment	(3,105)	(3,820)	—

Loss from continuing operations before income taxes	(25,063)	(6,092)	(7,358)
Benefit for income taxes	1,365	1,706	1,868

Loss from continuing operations	(23,698)	(4,386)	(5,490)

Discontinued operations:
Loss from discontinued operations before income taxes and non-controlling interest	(2,445)	(16,358)	(9,202)
Benefit for income taxes	3,619	2,919	3,137

Income (loss) from discontinued operations before non-controlling interest	1,174	(13,439)	(6,065)
Non-controlling interest	(14)	114	196

Income (loss) from discontinued operations	1,160	(13,325)	(5,869)

Net loss	$(22,538)	$(17,711)	$(11,359)

Net loss per share—basic:
Loss from continuing operations	$(0.86)	$(0.16)	$(0.20)
Income (loss) from discontinued operations	0.04	(0.49)	(0.21)

Basic net loss per share	$(0.82)	$(0.65)	$(0.41)

Net loss per share—diluted:
Loss from continuing operations	$(0.86)	$(0.16)	$(0.20)
Income (loss) from discontinued operations	0.04	(0.49)	(0.21)

Diluted net loss per share	$(0.82)	$(0.65)	$(0.41)

Weighted average number of shares outstanding:
Basic	27,475,260	27,475,260	27,537,785

Diluted	27,475,260	27,475,260	27,537,785

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount				Total
Balances, January 1, 2007	27,505,526	$—	$58,985	$64,046	$(47)	$122,984
Net income	—	—	—	(11,359)	—	(11,359)
Pension other comprehensive loss, net of tax benefit of $4	—	—	—	—	(8)	(8)

Comprehensive loss						(11,367)
Shares issued from exercise of stock options, including excess tax benefits of $54	54,734	—	544	—	—	544
Purchase and retirement of treasury stock	(85,000)	—	(97)	(559)	—	(656)
Stock-based compensation	—	—	1,046	—	—	1,046
Adoption of Accounting Standard regarding uncertain tax positions	—	—	—	(404)	—	(404)

Balances, December 31, 2007	27,475,260	—	60,478	51,724	(55)	112,147
Net loss	—	—	—	(17,711)	—	(17,711)
Pension other comprehensive loss, net of tax benefit of $178	—	—	—	—	(331)	(331)

Comprehensive loss						(18,042)
Stock-based compensation	—	—	1,296	—	—	1,296

Balances, December 31, 2008	27,475,260	—	61,774	34,013	(386)	95,401
Net loss	—	—	—	(22,538)	—	(22,538)
Pension other comprehensive income, net of tax of $46	—	—	—	—	86	86

Comprehensive loss						(22,452)
Stock-based compensation	—	—	108	—	—	108

Balances, December 31, 2009	27,475,260	$—	$61,882	$11,475	$(300)	$73,057

See accompanying summary of accounting policies and notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(22,538)	$(17,711)	$(11,359)
Adjustments to reconcile net loss to net cash provided by net operating activities:
Depreciation	29,279	29,839	27,793
Amortization of deferred financing fees	5,447	4,299	2,983
Loss on debt modification and extinguishment	3,105	3,820	—
Impairment loss	11,945	8,750	—
Bad debt expense	437	37	16
Stock compensation expense	108	1,296	1,046
Deferred income taxes	5,692	3,597	(2,854)
(Decrease) increase in long-term deferred compensation	(359)	1,665	861
Loss on disposal of property	209	2,956	133
Change in operating assets and liabilities:
Accounts receivable	4,639	2,316	(2,901)
Prepaid income taxes	(1,604)	(6,208)	(851)
Other current assets	12,027	(10,869)	(2,951)
Accounts payable	(4,719)	(1,961)	(820)
Accrued liabilities	(5,425)	(8,193)	636

Net cash provided by continuing operating activities	38,243	13,633	11,732
Net cash (used in) provided by discontinued operating activities	(410)	1,060	3,248

Net cash provided by operating activities	37,833	14,693	14,980

Cash flows from investing activities:
Decrease (increase) in deposits and other	390	11,157	(14,641)
Decrease (increase) in restricted cash	446	(369)	(170)
Proceeds from disposal of other property	192	1,758	—
Proceeds from the sale of the Ramada Inn and Speedway Casino	—	12,818	—
Proceeds from the sale of Binion's Gambling Hall & Hotel	—	28,329	—
Purchase of off-track wagering facility	—	160	(7,104)
Short-term investments	—	—	12,657
Payment of Presque Isle Downs' slot license fee	—	—	(51,142)
Capital expenditures	(12,179)	(11,734)	(86,776)

Net cash (used in) provided by continuing investing activities	(11,151)	42,119	(147,176)
Net cash used in discontinued investing activities	—	(618)	(2,248)

Net cash (used in) provided by investing activities	(11,151)	41,501	(149,424)

Cash flows from financing activities:
Proceeds from issuance of Senior Secured Notes	247,720	—	—
Proceeds from issuance of equipment financing and long-term debt	14,238	—	158,533
Repurchase of Senior Unsecured Notes	(130,650)	—	—
Repayment of senior secured revolving credit facility	(101,949)	—	—
Financing cost paid	(13,980)	(3,525)	(7,797)
Principal payments on long-term debt and capital lease obligations	(26,317)	(54,680)	(6,435)
Purchase and retirement of treasury stock	—	—	(654)
Proceeds from exercise of stock options	—	—	490
Tax benefit from exercise of stock options	—	—	54

Net cash (used in) provided by continuing financing activities	(10,938)	(58,205)	144,191
Net cash used in discontinued financing activities	—	(23)	(133)

Net cash (used in) provided by financing activities	(10,938)	(58,228)	144,058

Net increase (decrease) in cash and cash equivalents	15,744	(2,034)	9,614
Cash and cash equivalents, beginning of year	29,011	31,045	21,431

Cash and cash equivalents, end of year	$44,755	$29,011	$31,045

Cash paid during the year for:
Interest paid	$27,972	$36,700	$31,435

Income taxes (refunded) paid	$(9,071)	$(2,421)	$4,624

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

        Through May 27, 2009, our wholly-owned subsidiary, MTR-Harness, Inc., owned a 50% interest in North Metro Harness Initiative, LLC ("North Metro"), which operates Running Aces Harness Park in Anoka County, Minnesota. As discussed in Note 4, we relinquished our interest in North Metro to North Metro's lender pursuant to a settlement agreement with North Metro's lender executed on May 27, 2009. Reclassifications have been made to the prior period presentation to reflect the assets, liabilities, operating results and cash flows of MTR-Harness, Inc. and its interest in North Metro as discontinued operations.

        Through our wholly-owned subsidiary, Jackson Racing, Inc., we own a 90% interest in Jackson Trotting Association LLC ("Jackson Trotting"), which operated Jackson Harness Raceway in Jackson, Michigan. On December 4, 2008, Jackson Trotting ceased the racing and simulcast wagering operations at Jackson Harness Raceway in Jackson, Michigan and surrendered its racing license to the Michigan Racing Commission. The assets, liabilities, operating results and cash flows of Jackson are reflected as discontinued operations.

        Through March 7, 2008 and June 3, 2008, we owned and operated Binion's Gambling Hall & Hotel ("Binion's") in Las Vegas, Nevada, and the Ramada Inn and Speedway Casino ("Speedway") in North Las Vegas, Nevada, respectively. As discussed in Note 4, we sold Binion's on March 7, 2008, pursuant to a Stock Purchase Agreement executed between the Company and TLC Casino Enterprises, Inc.; and on June 3, 2008, we completed the sale of the Speedway pursuant to the terms of an Asset Purchase and Sale Agreement executed between the Company and Lucky Lucy D, LLC. The assets, liabilities, operating results and cash flows of Binion's and Speedway are reflected as discontinued operations.

        Certain other reclassifications have been made to the prior year's consolidated financial statement presentation to conform to the current presentation. These reclassifications did not affect our consolidated net income (loss) or cash flows.

        Presque Isle Downs commenced slot machine gaming operations on February 28, 2007, and live thoroughbred horse racing with pari-mutuel wagering on September 1, 2007. During 2007, we completed 25 racing dates as approved by the Pennsylvania Racing Commission and during 2008 and 2009 we completed 101 and 100 racing dates, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company as described in Note 1. All significant intercompany transactions have been eliminated in consolidation. Non-controlling interests represent the proportionate share of the equity that is owned by third parties

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

in entities controlled by the Company. The net income or loss of such entities is allocated to the non-controlling interests based on their percentage ownership throughout the year.

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

Fair Value Measurements

        ASC 820, Fair Value Measurements and Disclosures (formerly SFAS No. 157), provides guidance for measuring the fair value of assets and liabilities and requires expanded disclosures about fair value measurements. ASC 820 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability and provides additional guidelines to consider in determining the market-based measurement. In February 2008, the Financial Accounting Standards Board (the "FASB") issued an accounting standard that delayed the effective date of fair measurement accounting for all non-financial assets and liabilities, except those that are recognized or disclosed at least annually, until January 1, 2009. We adopted ASC 820 on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities. The impact from the adoption of ASC 820 is reflected in our consolidated financial statements.

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

        The fair value of our cash equivalents approximated the carrying value at December 31, 2009 and 2008. The fair value was determined based on Level 1 inputs.

        The carrying value of our senior secured revolving credit facility at December 31, 2008 approximates fair value based on the prevailing interest rates. The fair value of our $260 million 12.625% Senior Secured Notes ($250 million issued on August 12, 2009 and $10 million issued on October 13, 2009) was $249.6 million at December 31, 2009. The fair value of our $125 million 9% Senior Subordinated Notes was $98.8 million at December 31, 2009 and $69.5 million at December 31, 2008. The fair value of our $130 million 9.75% Senior Unsecured Notes , which were repurchased on August 12, 2009, was $97.0 million at December 31, 2008. The fair value was determined based on Level 2 inputs including quoted market prices and bond terms and conditions.

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

Deferred Financing Costs

        Deferred financing costs that we incur in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying debt. During each of the three years ended December 31, we incurred deferred financing costs as follows: 2009—$14.0 million; 2008—$3.5 million; and 2007—$7.8 million; and related amortization expense was as follows: 2009—$5.4 million; 2008—$4.3 million; and 2007—$3.0 million.

        As a result of the Second and Fourth Amendments to our Fifth Amended and Restated Credit Agreement and the reduction in borrowing capacity as discussed in Note 7, we were required to proportionately reduce the amount of existing deferred financing costs. Consequently, we recorded write-offs of deferred financing costs of approximately $3.8 million during 2008. This amount is reflected in the consolidated statements of operations for the year ended December 31, 2008 as a loss on debt modification and extinguishment.

        As a result of the Fifth and Seventh Amendments and the reduction in borrowing capacity as discussed in Note 7, we were required to proportionately reduce the amount of existing deferred financing costs. Consequently, we recorded write-offs of deferred financing costs of approximately $1.8 million. In addition, as a result of the repurchase of our Senior Unsecured Notes as discussed in Note 7, unamortized discount and deferred financing costs of approximately $0.6 million were written

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

off. These amounts are reflected in our consolidated statements of operations as a component of the loss on debt modification and extinguishment for the year ended December 31, 2009.

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

        Interest is allocated and capitalized to construction in progress by applying our cost of borrowing rate to qualifying assets. There was no interest capitalized during the years ended December 31, 2009 and 2008. Interest capitalized during the year ended December 31, 2007 was $6.0 million.

        Property, equipment and other long-lived assets are assessed for impairment in accordance with ASC 360, Property, Plant & Equipment. For assets to be disposed of, impairment is recognized based on the lower of carrying value or fair value less costs of disposal, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. Assets to be held and used are reviewed for impairment whenever indicators of impairment exist. The estimated future cash flows of the asset, on an undiscounted basis, are compared to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model (Level 3).

        For undeveloped properties, including non-operating real properties, when indicators of impairment are present, properties are evaluated for impairment and losses are recorded when undiscounted cash flows estimated to be gernerated by an asset or market comparisons are less than the asset's carrying amount. The amount of the impairment loss is calculated as the excess of the asset's carrying value over its fair value, which is determined using a discounted cash flow analysis, management estimates or market comparisons. The fair value measurements employed for our impairment evaluations were generally based on a review of comparable activities in the marketplace, which falls within Level 3 of the fair value hierarchy.

        In 2009, we had principally all non-operating real properties appraised by an independent appraisal company. As a result, we adjusted the carrying values of the assets, recognizing losses in the aggregate amount of $10.4 million. We do not anticipate that we will be able to sell the majority of these assets within the next twelve months. As such, these properties are not classified as held-for-sale as of December 31, 2009.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangible Assets

        Goodwill and other indefinite-lived intangible assets are required to be evaluated for impairment on an annual basis in accordance with the provisions of ASC 350, Intangibles—Goodwill and Other (formerly SFAS No. 142). Intangible assets consist of expenditures associated with obtaining racing and gaming licenses, which consist principally of legal fees, license fees, and investigative costs.

        ASC 350 requires a two-step process be performed to analyze whether or not goodwill has been impaired. Step one requires that the fair value be compared to carrying value. If the fair value is higher than the carrying value, no impairment is indicated and there is no need to perform the second step of the process. If the fair value is lower than the carrying value, step two must be evaluated. Step two requires that a hypothetical purchase price allocation analysis be done to reflect the implied fair value of goodwill. This implied fair value is then compared to the carrying value. If the current fair value is lower than the carrying value, impairment must be recorded. For indefinite-lived intangible assets, if the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

        The fair value measurements employed for our impairment evaluations were generally based on a discounted cash flow approach and review of market data, which falls within Level 3 of the fair value hierarchy. In accordance with the requirements of ASC 350, we performed the annual impairment tests of our goodwill and other intangible assets as of December 31, 2009 and 2008. For the year ended December 31, 2009, as a result of the impact of anticipated increased competition, we recorded an impairment loss of $1.5 million relating to goodwill. For the year ended December 31, 2008, we determined that there was no impairment of goodwill or intangible assets, other than that related to Jackson Harness Raceway, as discussed in Note 4.

Revenue Recognition

        Gaming revenues consist of the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons, and is recognized at the time wagers are made net of winning payouts to patrons.

        Pari-mutuel commissions consist of commissions earned from thoroughbred and harness racing, and importing of simulcast signals from other race tracks. Pari-mutuel commissions are recognized at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by state racing commissions, and are shown net of the taxes assessed by state and local agencies, as well as purses and other contractual amounts paid to horsemen associations. We recognize revenues from fees earned through the exporting of simulcast signals to other race tracks at the time wagers are made. Such fees are based upon a predetermined percentage of handle as contracted with the other race tracks.

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

        Total revenues do not include the retail amount of complimentaries provided gratuitously to customers. For each of the three years ended December 31, these complimentaries were as follows: 2009—$2.9 million; 2008—$2.5 million; and 2007—$2.3 million.

Frequent Players Program

        We offer programs whereby our participating patrons can accumulate points for wagering that can be redeemed for lodging, food and beverage, merchandise and cash. Based upon the historical point redemptions of frequent player program points, an estimated liability is established for the cost of redemption of earned but unredeemed points. Changes in the programs, membership levels and changes in the redemption patterns of our participating patrons can impact this liability. The aggregate outstanding liability approximated $628,000 and $960,000 at December 31, 2009 and 2008, respectively, and is included as a component of other accrued liabilities in the accompanying consolidated balance sheets.

Income Taxes

        Income taxes are accounted for in accordance with ASC 740—Income Taxes (formerly SFAS 109). Under ASC 740, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income taxes reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance, when determined to be necessary, is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations. The Company and its subsidiaries file a consolidated federal income tax return. We are no longer subject to federal and state income tax examinations for years before 2004.

        Effective January 1, 2007, we adopted an accounting standard which clarified the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax positions are recognized in the financial statements. The standard also provided guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Additionally, the standard required that amounts recognized in the consolidated balance sheet related to uncertain tax positions be classified as a current or noncurrent liability, based upon the expected timing of the payment to a taxing authority.

        As a result of the implementation of the standard, we recognized an increase in our accrued income tax liabilities of $986,000, which was accounted for as a $404,000 reduction to the January 1, 2007 balance of retained earnings and a $582,000 increase in deferred tax assets. Included in the increase in accrued income tax liabilities is approximately $602,000 of accrued interest. The liability for unrecognized tax benefits was approximately $465,000 as of January 1, 2007. As of December 31, 2009,

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $94,000.

Earnings per Share

        Basic earnings per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences. For each of the three years in the period ended December 31, 2009, all potentially dilutive options have been considered anti-dilutive because of the net loss from continuing operations for 2009, 2008, and 2007.

        The following tables illustrate the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net income per share from continuing operations computations during each of the three years ended December 31.

	2009	2008	2007
	(dollars in thousands, except per share amounts)
Loss from continuing operations	$(23,698)	$(4,386)	$(5,490)
Income (loss) from discontinued operations	1,160	(13,325)	(5,869)

Net loss available to common shareholders	$(22,538)	$(17,711)	$(11,359)

Shares outstanding:
Weighted average shares outstanding	27,475,260	27,475,260	27,537,785
Effect of dilutive securities—stock options	—	—	—

Diluted shares outstanding	27,475,260	27,475,260	27,537,785

Basic net (loss) income per common share:
Continuing operations	$(0.86)	$(0.16)	$(0.20)
Discontinued operations	0.04	(0.49)	(0.21)

Basic net loss per common share	$(0.82)	$(0.65)	$(0.41)

Diluted net (loss) income per common share:
Continuing operations	$(0.86)	$(0.16)	$(0.20)
Discontinued operations	0.04	(0.49)	(0.21)

Diluted net loss per common share	$(0.82)	$(0.65)	$(0.41)

        The dilutive EPS calculations do not include potential dilutive securities for each of the three years ended December 31 because they were anti-dilutive, as follows: 2009—1.2 million shares; 2008—1.4 million shares; and 2007—1.3 million shares.

Stock-Based Compensation

        We account for stock-based compensation in accordance with ASC 718—Compensation—Stock Compensation (formerly SFAS No. 123(R)). ASC 718 requires all share-based payments to employees,

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

including grants of employee stock options and restricted stock units, to be recognized in the consolidated statement of operations based on their fair values and that compensation expense be recognized for awards over the requisite service period of the award or to an employee's eligible retirement date, if earlier. ASC 718 also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow.

New Accounting Pronouncements

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

        Effective January 1, 2009, we adopted an accounting standard that established accounting and reporting standards for entities that have equity investments that are not attributable directly to the parent, called non-controlling interests, as codified in ASC 810 Consolidation (formerly SFAS No. 160). Specifically, ASC 810 states where and how to report non-controlling interests in the consolidated statements of financial position and operations, how to account for changes in non-controlling interests, and provides disclosure requirements. Non-controlling interests associated with discontinued operations, which are not material to total shareholders' equity, have not been presented separately within the accompanying consolidated statements of shareholders' equity. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.

        In accordance with a new accounting standard for subsequent events, as codified in ASC 855 Subsequent Events (formerly SFAS No. 165), we have evaluated and appropriately disclosed all subsequent events through the date the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 were filed with the Securities and Exchange Commission.

3. RISKS AND UNCERTAINTIES (UNAUDITED)

Refinancing of Existing Indebtedness

        Our Amended and Restated Credit Facility will mature on March 31, 2010. We are currently negotiating definitive terms of a new $20 million credit facility. However, we cannot be sure that we will be able to finalize negotiations and obtain a replacement credit facility on terms that are acceptable to us, or at all. If we are unable to enter into a replacement credit facility, our liquidity could be materially adversely affected.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RISKS AND UNCERTAINTIES (UNAUDITED) (Continued)

Compliance with Debt Covenants

        The Amended and Restated Credit Facility, as discussed in Note 7, contains customary affirmative and negative covenants that include the requirement that we satisfy, on a consolidated basis, specified quarterly financial tests. We maintained compliance with these covenants as of December 31, 2009. The Amended and Restated Credit Facility matures on March 31, 2010, and it is anticipated that a new credit facility will replace the expiring Amended and Restated Credit Facility. Any new credit facility is expected to include similar financial and other covenants. Failure to meet these financial tests could result in a demand for the acceleration of repayment of amounts outstanding under the credit facility, if any, and could have a material adverse effect on our financial position.

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

        On January 7, 2010, the Governor of Pennsylvania approved legislation to permit table games at existing slot machine casinos within Pennsylvania. It is anticipated that it will take at least six to nine months to have table games in place and operating at Presque Isle Downs, pending regulatory approval. The introduction of table games in Pennsylvania will also increase competition at Mountaineer Casino.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RISKS AND UNCERTAINTIES (UNAUDITED) (Continued)

Environmental Regulations

        We are subject to various federal, state and local environmental laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as the management and disposal of solid, animal and hazardous wastes and exposure to hazardous materials. These laws and regulations are complex, and subject to change. Under such laws and regulations, including those related to the operation of Concentrated Animal Feeding Operations ("CAFO") under applicable federal and state laws, we may incur costs to obtain permits and other approvals required for our activities and operations, or to achieve or maintain compliance. In addition, we may face penalties or other liabilities in the event that we fail to comply with these laws and regulations.

4. ACQUISITIONS AND DISPOSITIONS OF PROPERTY

Jackson Trotting Association, LLC (d/b/a Jackson Harness Raceway)

        On December 6, 2005, our wholly-owned subsidiary, Jackson Racing, Inc., acquired a 90% interest in Jackson Trotting Association, LLC, which operated Jackson Harness Raceway in Jackson, Michigan, and offered harness racing from late-April to mid-July, pari-mutuel and simulcast wagering and casual dining. On December 4, 2008, Jackson Trotting ceased the racing and simulcast wagering operations at Jackson Harness Raceway and surrendered its racing license to the Michigan Racing Commission.

        Jackson Harness Raceway was located on property leased from Jackson County, Michigan on the Jackson County Fairgrounds through December 31, 2012. However on July 21, 2009, we entered into a Termination, Release and Settlement Agreement with the County of Jackson, Michigan whereby (i) Jackson Trotting and Jackson County terminated the fairgrounds lease, (ii) Jackson Trotting was released from all obligations under the lease, (iii) Jackson Trotting surrendered title of all owned property to Jackson County, and (iv) Jackson Trotting paid a settlement of $20,000 to Jackson County for consideration of the release. The amount of the reduction of the contractual lease obligation resulting from the Termination, Release and Settlement Agreement approximated the value of property surrendered to Jackson County, or otherwise considered non-recoverable.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DISPOSITIONS OF PROPERTY (Continued)

        The assets and liabilities of Jackson Racing, Inc. and Jackson Trotting have been reflected as assets and liabilities of discontinued operations in our consolidated balance sheets as of December 31, 2009 and 2008, and the operating results and cash flows have been reflected as discontinued operations for each of the three years in the period ended December 31, 2009.

        Summary operating results for the discontinued operations for the years ended December 31 were as follows:

	2009	2008	2007
	(in thousands)
Net revenues	$—	$2,737	$3,059
Loss from discontinued operations before income taxes and non-controlling interest	(22)	(4,000)	(602)
Loss from discontinued operations, net of non-controlling interest and income taxes	(24)	(2,526)	(352)

North Metro Harness Initiative, LLC (d/b/a Running Aces Harness Park)

        In June 2004, our wholly-owned subsidiary, MTR-Harness, Inc., acquired a 50% interest in North Metro Harness Initiative, LLC (d/b/a Running Aces Harness Park), then a wholly-owned subsidiary of Southwest Casino Corporation. In early 2008, North Metro completed construction of a harness racetrack and card room on a 178.4-acre site approximately 30 miles northeast of Minneapolis, Minnesota. Running Aces Harness Park commenced live racing and simulcast operations (import and export) with pari-mutuel wagering on April 11, 2008, and opened a 50-table card room offering "non-banked" games (those in which the players play only against each other instead of against the house) on June 30, 2008.

        The cost of construction of North Metro, including furniture, fixtures and equipment and start-up expenses, was approximately $62.5 million, $42.3 million of which was separately financed through Black Diamond Commercial Finance, LLC ("Black Diamond"), without recourse to us except for a $1.0 million guarantee that we provided in July 2008. The guarantee continued until the earlier of July 1, 2010 or prepayment of the Black Diamond credit agreement. Additionally, our equity in North Metro was pledged to Black Diamond as collateral for the construction loan. Since inception, we made aggregate capital contributions in North Metro of approximately $13.0 million (exclusive of legal and other fees). In May 2008, we provided two letters of credit in the amounts of $238,625, which was released in February 2009, and $135,000 and a surety bond in the amount of $250,000, which expired on April 11, 2009. During each of the three years ended December 31, we recorded equity losses in North Metro as follows: 2009—$1.0 million; 2008—$2.5 million; and 2007—$2.3 million. These losses are included within income (loss) from discontinued operations in our consolidated statements of operations, as noted below.

        On October 19, 2008, Southwest Casino Corporation sold its 50% membership interest in North Metro to Black Diamond for (i) $1.00; (ii) relief from a $1 million guarantee by Southwest of North Metro's obligations; (iii) a right to repurchase the membership interest; and (iv) certain other considerations. Black Diamond requested that we make additional investments in North Metro; however under the terms of our Fifth Amended and Restated Credit Agreement, as amended, we did

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DISPOSITIONS OF PROPERTY (Continued)

not have the ability to provide further financial support to North Metro. Since acquiring 50% of the venture, Black Diamond hired a management company to run the day-to-day operations.

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

        On March 2, 2009, Black Diamond removed the board seats held by MTR-Harness, Inc. from North Metro's board of directors, and on April 3, 2009, we received notification that Black Diamond was pursuing legal action seeking (i) enforcement of our payment of the $1 million guarantee of North Metro's indebtedness and certain additional costs, and (ii) foreclosure of our subsidiary's pledged equity interest in North Metro. Pursuant to a settlement agreement with Black Diamond executed on May 27, 2009, we relinquished our interest in North Metro (the value of which we had already written down to $0) and paid $1 million to satisfy our obligations under the guarantee, which is included within income (loss) from discontinued operations in our consolidated statements of operations for the year ended December 31, 2009. Concurrently, MTR Gaming Group, Inc. entered into a Signal and Consulting Agreement with North Metro pursuant to which North Metro paid us $250,000 to provide consulting services with respect to its racing operations for a term of three years. On June 3, 2009, Black Diamond terminated the litigation with prejudice and we and Black Diamond executed mutual releases.

        At December 31, 2008, North Metro had total assets and total liabilities of $59.5 million and $48.5 million, respectively. The assets consisted principally of gaming equipment, land, building and financing costs. Liabilities consisted primarily of accounts payable and borrowings under its financing agreement.

        The assets and liabilities of MTR-Harness, Inc. have been reflected as assets and liabilities of discontinued operations in our consolidated balance sheets as of December 31, 2009 and 2008, and the operating results and cash flows have been reflected as discontinued operations for each of the three years in the period ended December 31, 2009.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DISPOSITIONS OF PROPERTY (Continued)

        Summary operating results for the discontinued operations for each of the three years ended December 31 were as follows:

	2009	2008	2007
	(in thousands
Net revenues	$—	$—	$28
Loss from discontinued operations before income taxes and non-controlling interest	(1,294)	(12,383)	(673)
Income (loss) from discontinued operations, net of non-controlling interest and income taxes	2,038	(10,892)	(378)

        During 2009, MTR-Harness, Inc. recorded an income tax benefit of approximately $2.9 million related to the realization of deferred tax assets associated with the impairment losses of $8.7 million that were recorded in 2008. See Note 13 for additional discussion.

Binion's Gambling Hall & Hotel

        On March 7, 2008, we sold 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owned and operated Binion's Gambling Hall & Hotel located in Las Vegas, Nevada, and Speakeasy Fremont Experience Operating Company in accordance with the terms of a Stock Purchase Agreement dated June 26, 2007 (as subsequently amended), executed between the Company and TLC Casino Enterprises, Inc. ("TLC"). The transaction was subject to purchase price adjustments based on changes in the net working capital, certain capital expenditures between execution and closing, and a $3.5 million working capital adjustment which remained with Binion's upon closing. Net cash to the Company at closing was approximately $28.0 million. In January 2009, we settled the post-closing purchase price adjustment in the amount of approximately $1.5 million, which we deposited into an escrow account that was utilized to pay a portion of the land lease obligations guaranteed by the Company as discussed below. The balance of the escrow account was expended in July 2009.

        In connection with our original acquisition of Binion's on March 11, 2004, we provided limited guarantees, which reduce each month as rental payments are made on certain land leases, some of which expired in March 2008 and March 2009, and two of which remain in effect. The two remaining guarantees expire in March 2010 and totaled approximately $394,000 at December 31, 2009. TLC remains obligated to use its reasonable best efforts to assist us in obtaining releases of these guarantees, to pay the rent underlying the leases we guaranty on a timely basis, and to indemnify us in the event we are required to pay the land lease obligations pursuant to the guarantees.

        Since July 2009, TLC has paid only a portion of total monthly rent with respect to one of the leases we guarantee. Upon the demand of the landlord that we make monthly payments pursuant to our guarantee, we paid the amounts demanded (approximately $0.5 million in the aggregate as of December 31, 2009), thus curing the events of default. We have demanded reimbursement from TLC, and on August 5, 2009 commenced legal action for indemnification pursuant to the Stock Purchase Agreement. On October 27, 2009, we reached a settlement with TLC whereby TLC agreed to confess judgment as to amounts we paid and amounts that may be paid by us through the expiration of the guarantees, certain legal fees and interest at the rate of 10% on amounts actually paid by us with respect to the rental payments. We agreed to forbear from enforcing the judgment for two years,

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DISPOSITIONS OF PROPERTY (Continued)

provided however that the forbearance will terminate under certain conditions, including if TLC fails to timely make any of the agreed payments or there is a change in control of TLC. During the forbearance period, TLC is also obligated to make payments in partial satisfaction of the judgment in the event TLC raises any capital through debt or equity.

        Also in connection with our original acquisition of Binion's, we obtained title to the property and equipment subject to an increase in purchase price by $5.0 million if, at the termination of a Joint Operating License Agreement with HHLV Management Company, LLC, an affiliate of Harrah's Entertainment, Inc., certain operational milestones were achieved. Harrah's claimed it had met the milestones, however we disputed such claim. During the first quarter of 2009, the parties agreed in principle to settle the accounts due between the parties resulting in an adjustment to previously recorded amounts and a charge to discontinued operations of approximately $0.4 million. On June 11, 2009, we settled this dispute by finalizing the previous agreement in principle and paid HHLV Management Company approximately $0.7 million, which represented $1.75 million of purchase price adjustment less approximately $1.1 million for other amounts HHLV Management Company owed us. This settlement resulted in an adjustment to previously recorded amounts and a charge to discontinued operations of approximately $0.4 million, which is included within income (loss) from discontinued operations in our consolidated statements of operations for the year ended December 31, 2009.

        Binion's operating results and cash flows have been reflected as discontinued operations for each of the three years in the period ended December 31, 2009. Upon completion of the sale on March 7, 2008, and resolution of the purchase price adjustment, we incurred a loss on disposal of $0.9 million, which was in addition to the loss of $2.0 million recorded in 2007 to adjust the carrying value of Binion's assets to the anticipated proceeds, less costs to sell.

        Summary operating results for the discontinued operations of Binion's for each of the three years ended December 31 are as follows:

	2009	2008	2007
	(in thousands)
Net revenues	$—	$9,857	$59,778
Loss from discontinued operations before income taxes	(1,172)	(2,436)	(7,972)
Loss from discontinued operations, net of income taxes	(882)	(1,507)	(5,171)

Ramada Inn and Speedway Casino

        On June 3, 2008, our wholly-owned subsidiary, Speakeasy Gaming of Las Vegas, Inc., sold the gaming assets of the Ramada Inn and Speedway Casino, located in North Las Vegas, Nevada to Lucky Lucy D, LLC in accordance with the terms of an Asset Purchase and Sale Agreement dated January 11, 2008. Pursuant to the terms of the agreement, Lucky Lucy paid $2.0 million in cash for the gaming assets and is obligated to pay an additional amount of up to $4.775 million subject to an earn-out provision based on the property's gross revenues over the four-year period that commenced January 11, 2008. In July 2009, Speakeasy Gaming of Las Vegas, Inc. assigned to the Company its right to any payment under the earn-out provision. Any proceeds that are received will be recorded as the amounts are realized. This sale was the second part of the transaction, the first part of which involved the sale of Speedway's real property to Ganaste LLC on January 11, 2008. A shareholder of Ganaste LLC is the sole owner of Lucky Lucy. Ganaste paid $11.4 million in cash for the real property.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DISPOSITIONS OF PROPERTY (Continued)

On January 11, 2008, we recorded a gain on the sale of the real property in the amount of $2.8 million, and on June 3, 2008, we recorded a gain on the sale of the gaming assets in the amount of $1.2 million.

        Speedway's operating results and cash flows have been reflected as discontinued operations for each of the three years in the period ended December 31, 2009.

        Summary operating results for the discontinued operations of Speedway for each of the three years ended December 31 are as follows:

	2009	2008	2007
	(in thousands)
Net revenues	$—	$4,456	$10,988
Income (loss) from discontinued operations before income taxes	43	2,461	45
Income (loss) from discontinued operations, net of income taxes	28	1,600	32

Other

        During 2009, we sold various parcels of non-operating real property land holdings located in West Virginia for $142,000, after closing costs, which resulted in a loss on sale of $143,000. Additionally in February 2010, we completed the sale of certain other parcels of non-operating real property land holdings in West Virginia for approximately $157,000, after closing costs, which approximated its carrying value. The land parcels sold in 2010 meet the criteria for classification as held for sale as contemplated within ASC 360 and the carrying value of these properties is included in non-operating real properties in our consolidate balance sheets.

        On July 26, 2007, pursuant to a preexisting agreement, we purchased the land, building and equipment, as well as the simulcast operations, of an off-track wagering facility in Erie, Pennsylvania for $7.0 million, plus related closing costs and legal fees. Approximately $6.5 million of the purchase price was allocated to real property and equipment based on an independent appraisal with the remaining amount attributable to goodwill. In January 2008, we entered into an agreement (as amended) to sell three acres associated with the off-track wagering facility for $1,350,000. The transaction was completed in January 2010 resulting in a gain on sale of approximately $76,000. The acreage sold meets the criteria for classification as held for sale as contemplated within ASC 360 and the carrying value of these properties is included in non-operating real properties in our consolidate balance sheets. As discussed below, we intend to sell the remaining land and building that previously housed the off-track wagering facility.

        In February 2010, we agreed in principle to a listing agreement with a commercial real estate broker to actively market our non-operating real properties. Based upon the determination in 2009 of our intent to sell the properties and changes in market conditions, we performed an evaluation to determine that the properties were carried at the lower of the carrying value or fair value, as determined by an independent appraisal, less cost to sell. As a result, we adjusted the carrying values of certain non-operating real properties, recognizing an impairment loss in the aggregate amount of $10.4 million. The remaining properties (other than the recently completed sales in 2010 as discussed above) do not meet the classification criteria established in ASC 360 and as such are not classified as

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DISPOSITIONS OF PROPERTY (Continued)

held for sale at December 31, 2009. These properties are included in non-operating real properties in the consolidated balance sheets as of December 31, 2009 and 2008.

        As discussed in Note 8, in connection with an amendment to and expiration of the employment agreement with Edson R. Arneault, our former Chairman, President and Chief Executive Officer, on October 31, 2008, Mr. Arneault received as part of the consideration in lieu of any and all payments that would otherwise become due and payable to him under the employment contract, the corporate residence and associated real property and furnishings. Although the conveyance of such property did take place until May 1, 2009, we recorded a loss on disposal of $2.1 million at the time of the expiration of the employment contract in 2008.

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

5. PROPERTY AND EQUIPMENT AND NON-OPERATING REAL PROPERTY

        Property and equipment consisted of the following at December 31:

	2009	2008
	(in thousands)
Land	$67,864	$67,733
Building and improvements	262,523	259,622
Equipment	155,805	148,525
Furniture and fixtures	20,188	19,965
Construction in progress	1,941	3,759

	508,321	499,604
Less accumulated depreciation	(175,970)	(147,920)

	$332,351	$351,684

        Depreciation expense charged to operations related to property and equipment and non-operating real property during each of the three years ended December 31 was as follows: 2009—$29.3 million; 2008—$29.8 million; and 2007—$27.8 million.

        Non-operating real properties consist principally of land and undeveloped properties. As discussed in Note 4, it is our intent to sell these properties.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS

        The gross carrying value, accumulated amortization and net book value of each major component of our goodwill and other intangible assets at December 31 was as follows:

	2009			2008
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill	$494	$—	$494	$4,267	$2,282	$1,985
Licensing costs	69,021	—	69,021	68,819	—	68,819

	$69,515	$—	$69,515	$73,086	$2,282	$70,804

        As discussed in Note 2, in accordance with the requirements of ASC 350, we performed the annual impairment tests of our goodwill and other intangible assets as of December 31, 2009 and 2008. For the year ended December 31, 2009, we recorded an impairment loss of $1.5 million relating to goodwill.

        On November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Columbus will increase competition at Scioto Downs. We intend to be proactive in our efforts to mitigate the effects of such competition, including continuing our efforts to introduce gaming at Scioto Downs as the Governor of Ohio has proposed. In light of these development, we have considered the potential for future gaming at Scioto Downs and the impact on the carrying value of the $13.2 million intangible asset associated with the fair value of the racing licenses held by Scioto Downs. Such value reflected that the racing licenses would permit Scioto Downs to operate gaming if such legislation were passed. In this regard, we retained an independent third party to perform an update of the fair value analysis of the intangible asset at Scioto Downs. The valuation, which utilized discounted cash flows, demonstrated that the fair value exceeded the carrying value of the intangible asset and that no impairment was indicated. The significant factors utilized in the valuation included comparable market data, historical operating performance trends of the Company and the assumptions of market participants regarding time-weighted probabilities of legislative action related to the operations of slot machines.

        In connection with the sales of Binion's and Speedway during 2008, we surrendered our gaming license in Nevada. Accordingly, unamortized Nevada licensing costs of $426,000 were written off. In addition, during 2008 we reduced the carrying value of the goodwill associated with an off-track wagering facility that we purchased in 2007. The reduction resulted from the receipt of $160,000 in 2008 associated with the resolution of a dispute.

        The accumulated amortization related to goodwill and licensing costs was expensed prior to our adoption of the provisions of the accounting standard relating to the accounting for goodwill and other intangible assets effective January 1, 2002. There was no amortization expense related to goodwill or other intangible assets for any of the three years ended in the period ended December 31, 2009.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

        Long-term debt and capital lease obligations at December 31 are summarized as follows:

	2009	2008
	(in thousands)
Senior Secured Notes (net of unamortized discount of $11,356)	$248,644	$—
Senior Unsecured Notes (net of unamortized discount of $277)	—	129,723
Senior Subordinated Notes	125,000	125,000
Senior secured revolving credit facility	—	101,949
Equipment financing (net of unamortized discount of $79)	1,138	—
Promissory notes and other long-term debt	5,187	16,449
Capital lease obligations	2,534	4,489

	382,503	377,610
Less current portion	(6,618)	(20,498)

Long-term portion	$375,885	$357,112

Senior Unsecured Notes

        On March 25, 2003, pursuant to SEC Rule 144A we consummated the private sale of $130 million of 9.75% Senior Unsecured Notes that were priced at 98.806%, which we subsequently exchanged for registered notes. These notes were repurchased in 2009 in conjunction with the issuance of our 12.625% Senior Secured Notes due July 15, 2014.

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

        Commencing in the second quarter of 2008 and until the Senior Subordinated Notes are no longer outstanding, we are required to pay consent fees of $5.00 per $1,000 of principal to the holders of our Senior Subordinated Notes if we do not satisfy certain quarterly financial ratios. We have not met these ratios and therefore recorded additional expense of $2,500,000 and $1,875,000 for the years ended December 31, 2009 and 2008, respectively.

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

        Under the terms of the offer to purchase the Senior Unsecured Notes, holders who tendered their notes received $1,005 per $1,000 in principal amount validly tendered. We received tenders and consents from 100% of our $130 million Senior Unsecured Notes. Under the terms of the Senior Subordinated Notes consent solicitation, holders of approximately $124.8 million of the $125 million 9% Senior Subordinated Notes who delivered consents received $15 per $1,000 in principal amount of the notes. As a result of the repurchase of the Senior Unsecured Notes, we incurred a pre-tax loss on the refinancing of approximately $1.3 million, which is reflected in our consolidated statements of operations as a component of the loss on debt modification and extinguishment.

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

        The $260 million 12.625% Senior Secured Notes will mature on July 15, 2014, with interest payable semi-annually on January 15 and July 15 of each year. On or after July 15, 2011, we may redeem some or all of the Senior Secured Notes at any time at redemption prices that will decrease from 106.313% for redemptions after July 15, 2011 to 103.156% after July 15, 2012 to 100% after July 15, 2013. In addition, if we experience certain change of control events (as defined in the indenture governing the Senior Secured Notes), we must offer to repurchase the notes at 101% of their principal amount, plus accrued and unpaid interest. The Senior Secured Notes (and our Senior Subordinated Notes) are jointly and severally, fully and unconditionally guaranteed on a senior secured second priority basis by each of our present subsidiaries consisting of Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc., as well as future subsidiaries, other than our immaterial subsidiaries (Racelinebet, Inc. which had net revenues and total assets of approximately $184,000 and $77,000, respectively or .04% consolidated net revenues of continuing operations and .02% of consolidated total assets as of and for the year ended December 31, 2009), our unrestricted subsidiaries (as defined in the indenture governing the Senior Secured Notes) and Speakeasy Gaming of Las Vegas, Inc., MTR-Harness, Inc. and Jackson Racing, Inc.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

        MTR Gaming Group, Inc. (parent company) has no independent operations or assets, the guarantees by the guarantor subsidiaries are full and unconditional and joint and several, and any subsidiaries of the parent company's continuing operations other than the subsidiary gurantors are minor. Accordingly, condensed consolidating financial information reflecting the parent company, combined subsidiary guarantors and combined other subsidiaries have not been included. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

        The Senior Secured Notes are secured on a second priority basis (subject to permitted prior liens including borrowings under the Amended and Restated Credit Facility discussed below) by a security interest in substantially all of the assets (other than excluded assets, including capital stock of our subsidiaries, cash and deposit accounts, certain real property, gaming licenses and certain gaming equipment that cannot be pledged pursuant to applicable law) of the Company and the guarantors.

        Under the registration rights agreement applicable to the Senior Secured Notes, we are required to file an exchange offer registration statement and to consummate an offer to exchange the Senior Secured Notes for equivalent registered securities. The exchange offer is currently in process and is expected to be completed by March 18, 2010, unless extended by the Company.

Credit Agreement

        During 2008, we entered into the Second through the Fourth Amendments to the Fifth Amended and Restated Credit Agreement.). The Amendments, among other things (i) provided for a decrease of the aggregate commitment (as defined in the credit agreement) from $155.0 million to $110.0 million; (ii) revised the aggregate commitment reduction schedule; (iii) eliminated the LIBOR loan option and established the interest rate at prime plus 2.25%; (iv) restricted the amount of additional borrowings unless certain pro forma leverage ratios are achieved; (v) revised the maturity date from September 27, 2011 to March 31, 2010 provided the Senior Unsecured Notes were fully refinanced by January 2, 2010; (vi) revised the definition of base rate and applicable margin with respect to the applicable interest rate and computation of fees and charges; (vii) revised the definition of EBITDA to include a provision for one or more addbacks for severance costs for a specified period up to $2 million; (viii) revised the definition of excess cash on hand for covenant calculation purposes; (ix) limited additional investments in MTR-Harness, Inc. (which owned a 50% interest in North Metro Harness Initiative, LLC) and Jackson Racing, Inc. (which owns a 90% interest in Jackson Trotting Association, LLC) subsequent to March 31, 2008 to $1.25 million in the aggregate; (x) revised the definition of investments to include investments made after May 9, 2008 in North Metro consisting of a guaranty or guarantees by the Company in favor of an approved equipment financing company so long as the maximum liability under such guaranty or guarantees and, accordingly, the maximum amount of such investment does not exceed $1.1 million in the aggregate; and (xi) modified certain covenants and related definitions. Additionally, during each quarter of 2009 through January 1, 2010, the margin with respect to the applicable interest rate increases by 1/2% from 2.75% to 4.75%, respectively, on the total amount outstanding under our credit facility. In connection with the Second Amendment we were required to pay fees of $2.8 million, exclusive of legal fees and other costs.

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

        On July 24, 2009, we executed the Limited Consent and Fifth Amendment to Fifth Amended and Restated Credit Agreement (the "Fifth Amendment"), dated as of July 15, 2009. The Fifth Amendment became effective, and its provisions were implemented, upon the completion of our refinancing of the Senior Unsecured Notes and voluntary prepayment of all amounts outstanding under the existing senior secured revolving credit facility ($100.2 million at August 12, 2009). The Fifth Amendment amended the existing credit agreement and provided for $20.0 million of revolving borrowing capacity (the "Amended and Restated Credit Facility"). Commitments under the Amended and Restated Credit Facility were reduced by $2.75 million in September 2009 and by an additional $5.5 million in December 2009. In addition, the Amended and Restated Credit Facility requires us to permanently repay amounts outstanding, and reduce the commitment thereunder, with the proceeds from certain asset sales (but not upon the sale of non-core land as defined in the Amended and Restated Credit Facility) and insurance from events of loss, the incurrence of debt or sales of capital stock. The maturity date of the Amended and Restated Credit Facility is March 31, 2010. Borrowings under the Amended and Restated Credit Facility bear interest at a margin of 5.0% above the base rate (i.e. prime), or 6.0% above the LIBOR rate, subject to specified floors on LIBOR and the base rate, as provided by the Amended and Restated Credit Facility. A Sixth Amendment, also executed in August 2009 and related to assignment of the loan among the Company's secured creditors in certain circumstances.

        On October 13, 2009, we executed the Seventh Amendment to Fifth Amended and Restated Credit Agreement (the "Seventh Amendment"). The Seventh Amendment permitted the sale of the $10 million of additional 12.625% Senior Secured Notes and reduced the borrowing capacity from $20 million to $10 million, subject to the mandatory commitment reduction of $5.5 million in December 2009.

        As a result of the Fifth and Seventh Amendments to our credit agreement and the reduction in borrowing capacity, we were required to proportionately reduce the amount of existing deferred financing costs. Consequently, we recorded a write-off of deferred financing costs of approximately $1.8 million during 2009. This amount is reflected in our consolidated statements of operations as a component of the loss on debt modification and extinguishment.

        The Amended and Restated Credit Facility includes, and any new credit facility is expected to include, certain financial and other covenants set forth therein. The Amended and Restated Credit Facility contains an interest coverage ratio of 1.50 to 1.00, a secured leverage ratio of 3.75 to 1.00 from October 1, 2009, and a priority senior secured leverage ratio of 0.50 to 1.00. Each such ratio is measured on a quarterly basis. We maintained compliance with these covenants as of December 31, 2009.

        The Amended and Restated Credit Facility also includes, and any new credit facility is expected to include, restrictions on our ability to make capital expenditures; changes in the nature of our businesses; sale of all or a substantial or material portions of our assets; mergers, acquisitions, consolidations, reorganizations and recapitalizations; investments; additional indebtedness; guarantees; leases; dividends and distributions; liens; debt repayments; sale-leasebacks; lease expenditures; and transactions with affiliates. A payment default or an acceleration of indebtedness in excess of $10.0 million as a result of an event of default under the Amended and Restated Credit Facility would give rise to an event of default under the indentures governing the Senior Secured Notes and the

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

Senior Subordinated Notes which would entitle the holders of the notes to exercise the remedies provided in the indentures, subject to the restrictions set forth in the inter-creditor agreement between the Company, note holders and banks participating in the Amended and Restated Credit Facility.

        Obligations under the Amended and Restated Credit Facility are guaranteed by each of our operating subsidiaries. Borrowings under the Amended and Restated Credit Facility and the subsidiary guarantees are secured by substantially all of our assets and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees.

        During the fourth quarter of 2009, we borrowed $13.1 million under the credit agreement and subsequently repaid such amounts prior to the end of the fourth quarter. At December 31, 2009, there were no borrowings outstanding under the Amended and Restated Credit Facility except for letters of credit for approximately $0.6 million. At December 31, 2008, borrowings of $101.9 million and letters of credit for approximately $1.5 million were outstanding under the Amended and Restated Credit Facility.

        On March 7, 2008, we utilized $27.6 million of the proceeds from the sale of Binion's to reduce amounts outstanding under the credit facility, and during 2008, we further reduced amounts outstanding under the credit facility by $13.9 million.

        Our Amended and Restated Credit Facility will mature on March 31, 2010. The terms of our indentures permit us to incur secured indebtedness in an aggregate principal amount up to $20 million under credit facilities. We are currently negotiating definitive terms of a new $20 million credit facility. We are hopeful that the new credit facility agreement can be finalized prior to the March 31, 2010 termination of our existing Amended and Restated Credit Facility. Although we intend to enter into a new credit facility we cannot be sure that we will be able to finalize current negotiations or obtain a replacement credit facility on terms that are acceptable to us, or at all. If we are unable to enter into a replacement credit facility, our liquidity could be materially adversely affected. The liens securing indebtedness incurred under such credit facilities will rank senior in priority to the liens securing the notes the Senior Secured Notes.

        Currently, our borrowing capacity under our Amended and Restated Credit Facility is limited to a total of $3.9 million, and the facility terminates on March 31, 2010. Our Amended and Restated Credit Facility is currently undrawn, except to the extent of approximately $0.6 million of outstanding letters of credit. We are currently negotiating definitive terms of a new $20 million credit facility. The indentures governing the Senior Secured Notes and Senior Subordinated Notes permit equipment financing for existing gaming facilities outstanding at any one time of up to the greater of $20 million or 4.5% of consolidated tangible assets (as defined) of the Company. The indentures also permit (i) financing under a new credit agreement of up to $20 million and (ii) equipment financing for gaming equipment to be installed in future gaming facilities or for additional gaming operations as a result of the approval of additional permitted gaming activities by applicable gaming authorities. However, additional borrowings, including amounts permitted under the indentures, could be limited by the terms of a new credit agreement. In order to borrow amounts in excess of the amended permitted debt basket under the indentures governing the Senior Secured Notes and Senior Subordinated Notes (subject to limitations under our Amended and Restated Credit Facility, or any replacement credit facility), we must either satisfy the debt incurrence tests provided by the indentures or obtain the prior consents of the holders of at least a majority in aggregate principal amount of those notes that are not owned by the Company or any of its affiliates. While the indentures for the new Senior Secured Notes and the

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

Senior Subordinated Notes, as recently amended, will allow us to incur indebtedness to fund development of future gaming operations, like slot gaming at Scioto Downs, the indentures governing those notes require us to obtain equity financing in the amount of 40% and 50%, respectively, of the total financed costs in excess of the permitted indebtedness.

Other Debt Financing Arrangements

        In April 1999, Scioto Downs, Inc. entered into a term loan agreement that provides for monthly payments of principal and interest of $30,025 through September 2013. The effective interest rate is 6.25% per annum. The term loan is collateralized by a first mortgage on Scioto Downs' real property facilities, as well as other personal property, and an assignment of the rents from lease arrangements. At December 31, 2009 and 2008, there was $1.3 million and $1.4 million, respectively, outstanding under the term loan. The term loan agreement contains an acceleration clause whereby the lender has the right to declare the loan immediately due and payable if, in the lender's judgment, an event has occurred which is likely to have a material adverse effect on the Company.

        On January 17, 2007, Presque Isle Downs issued a promissory note for $6.6 million to National City Equipment Finance, a division of National City Commercial Capital, LLC. The funds were used to pay for 457 slot machines that were delivered to Presque Isle Downs in December 2006. Under the terms of the note, we are required to make 36 monthly installments of principal and interest in the amount of $208,988 beginning on May 17, 2007 through April 17, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is 7.83% per annum. As of December 31, 2009 and 2008, there was $0.8 million and $3.2 million, respectively, outstanding under the promissory note.

        On January 17, 2007, Presque Isle Downs issued a promissory note for $3.6 million to CIT Lending Services Corporation. The funds were used to pay for 252 slot machines that were delivered to Presque Isle Downs in December 2006. Under the terms of the note, interest is payable monthly beginning on February 1, 2007; and principal is payable in 36 monthly installments of $100,000 beginning on May 1, 2007 through April 1, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is LIBOR plus 3.25% per annum. On September 24, 2007, 120 slot machines and the related outstanding loan balances of approximately $1.4 million included in the above financing were transferred to Mountaineer. As of December 31, 2008, there was $0.9 million outstanding under the promissory note. The loan balance was paid in full during 2009.

        On January 23 2007, Presque Isle Downs issued a promissory note for $1.9 million to Fifth Third Bank. The funds were used to pay for 146 slot machines that were delivered to Presque Isle Downs in December 2006. Under the terms of the note, we are required to make 36 monthly installments of principal and interest in the amount of $59,331 beginning on May 19, 2007 through April 19, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is 7.90% per annum. As of December 31, 2009 and 2008, there was $0.2 million and $0.9 million, respectively, outstanding under the promissory note.

        On January 24, 2007, Presque Isle Downs issued a promissory note for $3.7 million to Fifth Third Bank. The funds were used to pay for a player tracking system. Under the terms of the note, we are required to make 36 monthly installments of principal and interest in the amount of approximately $119,000 beginning on May 24, 2007 through April 19, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is 7.91% per annum. As of

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

December 31, 2009 and 2008, there was $0.5 million and $1.8 million, respectively, outstanding under the promissory note.

        On February 2, 2007, Presque Isle Downs issued a promissory note for $9.3 million to PNC Equipment Finance, LLC. The funds were used to pay for 770 slot machines that were delivered to Presque Isle Downs in December 2006. Under the terms of the note, we are required to make 36 monthly installments of principal and interest in the amount of $298,544 beginning on June 2, 2007 through May 2, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is 8.08% per annum. As of December 31, 2009 and 2008, there was $1.2 million and $4.5 million, respectively, outstanding under the promissory note.

        On March 2, 2007, Presque Isle Downs issued a promissory note for $4.0 million to Fifth Third Bank. The funds were used to pay for 325 slot machines. Under the terms of the note, we are required to make 36 monthly installments of principal and interest in the amount of approximately $130,000 beginning on July, 2007 through June 2, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is 7.89% per annum. As of December 31, 2009 and 2008, there was $0.6 million and $2.1 million, respectively, outstanding under the promissory note.

        On August 6, 2007, Mountaineer entered into a capital lease obligation for approximately $1.8 million to finance the purchase of 137 slot machines. The lease agreement requires repayment in 36 monthly installments of $57,618, which includes interest at 7.64% per annum. As of December 31, 2009 and 2008, there was $0.4 million and $1.0 million, respectively, outstanding under this capital lease obligation.

        On September 12, 2007, Mountaineer entered into a capital lease obligation to finance the purchase of surveillance equipment totaling $4.1 million. Mountaineer requested draws on the capital lease as the surveillance contractor met milestones set forth in the purchase contract. During 2008 and prior to completing the financing, we borrowed $0.5 million under this capital lease. The financing was completed in June 2008 at terms that included repayment over 36 months with interest at the rate of 6.21%. Until the contractor delivered and installed all of the surveillance equipment, Mountaineer paid only interest at LIBOR plus 2.5%. At December 31, 2009 and 2008, there was $2.1 million and $3.5 million, respectively, outstanding under this capital lease obligation.

        On September 24, 2007, Mountaineer entered into a promissory note for $1.4 million to CIT Lending Services Corporation. The funds were used to pay for 120 slot machines transferred from Presque Isle Downs. Under the terms of the note, interest is payable monthly beginning on October 1, 2007; and principal is payable in 31-monthly installments of $44,977 beginning on October 1, 2007 through April 1, 2010, with the final installment to include all principal and interest. Interest on the unpaid principal balance is LIBOR plus 3.25% per annum. As of December 31, 2009 and 2008, there was $0.2 million and $0.7 million, respectively, outstanding under the promissory note.

        On October 17, 2007, Presque Isle Downs issued a promissory note for $1.3 million to PNC Equipment Finance, LLC. The funds were used to pay for 120 slot machines. Under the terms of the note, we are required to make 36 monthly installments of principal and interest in the amount of approximately $41,000 beginning on November 17, 2007 through October 17, 2010, with the final installment to include all unpaid principal and interest. Interest on the unpaid principal balance is 7.26% per annum. As of December 31, 2009 and 2008, there was $0.4 million and $0.8 million, respectively, outstanding under the promissory note.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

        On December 31, 2009, Mountaineer purchased 42 slot machines whereby, the machine suppliers provided payment terms of two years with no interest. We are required to make 24 monthly installments in the aggregate monthly amount of approximately $33,000 beginning in February 2010 after an initial payment of approximately $57,000. We recorded the long-term obligations of approximately $766,000, which are net of imputed interest at 6.75%, or approximately $53,000.

        On December 31, 2009, Presque Isle Downs purchased 20 slot machines whereby, the machine suppliers provided payment terms of two years with no interest. We are required to make 24 monthly installments in the aggregate monthly amount of approximately $16,000 beginning in February 2010 after an initial payment of approximately $29,000. We recorded the long-term obligations of approximately $372,000, which is net of imputed interest at 6.75%, or approximately $26,000.

        Property, plant and equipment at December 31 includes the following for capitalized leases:

	2009	2008
	(in thousands)
Equipment	$5,963	$5,963
Less allowance for depreciation	(2,688)	(1,497)

	$3,275	$4,466

Annual Commitments

        Scheduled principal payments under all long-term debt and capital lease agreements at December 31, 2009 were as follows:

	Long-Term Debt	Capital Leases
	(in thousands)
2010	$4,820	$1,901
2011	891	749
2012	125,325	—
2013	262	—
2014	260,000	—
Thereafter	—	—

Total long-term debt/minimum lease payments	391,298	2,650
Less amount representing interest	—	(116)
Less amount representing discount and premium, net	(11,329)	—

	379,969	2,534
Less current maturities	(4,820)	(1,798)

Long-term maturities	$375,149	$736

8. COMMITMENTS AND CONTINGENCIES

Bond Requirements

        Mountaineer is required to maintain bonds in the aggregate amount of $1,045,000 for the benefit of the West Virginia Lottery Commission through June 30, 2010, and Presque Isle Downs is required to

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

maintain a slot machine payment bond for the benefit of the Commonwealth of Pennsylvania in the amount of $1 million. In addition, Presque Isle Downs is also required to maintain bonds in the amounts of $544,000 and $500,000 for the benefit of Summit Township, Pennsylvania and the United States, respectively, for environmental matters. The bonding requirements have been satisfied via the issuance of a surety bonds.

Operating and Land Leases

        We lease equipment, including some of our slot machines, timing and photo finish equipment, videotape and closed circuit television equipment, and certain pari-mutuel equipment under operating leases. During each of the three years ended December 31, total rental expense under these leases was as follows: 2009—$0.9 million; 2008—$0.9 million; and 2007—$0.7 million.

        As discussed in Note 4, in connection with our original acquisition of Binion's on March 11, 2004, we provided limited guarantees, which reduce each month as rental payments are made on certain land leases, some of which expired in March 2008 and March 2009, and two of which remain in effect. The two remaining guarantees expire in March 2010 and totaled approximately $394,000 at December 31, 2009. TLC Casino Enterprises, Inc., who acquired Binion's from us on March 7, 2008, remains obligated to use its reasonable best efforts to assist us in obtaining releases of these guarantees, to pay the rent underlying the leases we guaranty on a timely basis, and to indemnify us in the event we are required to pay the land lease obligations pursuant to the guarantees.

Future Minimum Lease Payments

        Future annual minimum payments under all material operating and land leases at December 31, 2009 were as follows:

	Operating	Land
	(in thousands)
2010	$921	$394
2011	879	—
2012	588	—
2013	192	—
2014	124	—
Thereafter	—	—

Litigation

        On May 5, 2006, HHLV Management Company, LLC, an affiliate of Harrah's Entertainment, Inc., served a complaint for breach of contract against Speakeasy Gaming of Fremont, Inc. (and MTR Gaming Group, Inc. as guarantor of the obligations of Speakeasy Gaming of Fremont, Inc.). The complaint alleged that HHLV was entitled to an additional $5 million of purchase price pursuant to the Purchase Agreement by which Speakeasy Gaming of Fremont acquired Binion's Gambling Hall & Hotel. The Company and Speakeasy Gaming of Fremont, Inc. answered the complaint, generally denying liability and filed counterclaims for breach of contract, breach of duty of good faith and fair dealing, and fraudulent or intentional misrepresentations. By order filed on October 2, 2006, the court dismissed the Company's counterclaims that were based on fraud and bad faith, but preserved the counterclaim based on breach of

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

contract. On June 11, 2009, we settled this dispute and paid HHLV Management Company approximately $0.7 million, which represented $1.75 million of purchase price adjustment less approximately $1.1 million for other amounts HHLV Management Company owed us.

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

        On October 8, 2009, Edson R. Arneault, former Chairman, President and Chief Executive Officer of the Company, initiated a legal action which named as defendants the Company, certain of its affiliates and various other parties regarding a dispute under Mr. Arneault's deferred compensation agreement and employment agreements. The complaint did not specify a damage amount sought from the defendants, but alleged, among other things, that we were required to continue to pay annual premiums on insurance policies under the deferred compensation and employment agreements between the Company and Mr. Arneault. In conjunction with Mr. Arneault's departure from the Company on October 31, 2008, we recorded the obligation with respect to the insurance premiums and we had continued to pay such premiums as they became due and payable. Effective March 1, 2010, the Company and other named defendants and Mr. Arneault entered into a Settlement Agreement and Release (the "Settlement Agreement"), pursuant to which we agreed to pay an aggregate of $1.6 million to Mr. Arneault to, among other things, (a) terminate the obligations of the parties under a consulting agreement between the Company and Mr. Arneault, other than an agreement by Mr. Arneault not to compete with the Company by owning, operating, joining, controlling, participating in, or being connected as an officer, director, employee, partner, stockholder, consultant or otherwise with any gaming business within 100 miles of any facility owned or leased by the Company, and a non-solicitation agreement by Mr. Arneault, (b) satisfy in full any obligations that we may have had under the deferred compensation agreement with Mr. Arneault, and (c) resolve, compromise and settle any and all claims related to the action filed by Mr. Arneault against the Company, its affiliates and other named parties. In addition, pursuant to the terms of the Settlement Agreement, Mr. Arneault disclaimed all rights in the life insurance policies, and the proceeds and cash surrender value of such policies, that were designed to fund any deferred compensation obligations owed by the Company to Mr. Arneault. In conjunction with the settlement, we intend to surrender the life insurance policies and receive the cash surrender value of such policies which approximates $1.8 million at December 31, 2009.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

Presque Isle Downs

        On February 21, 2007, Presque Isle Downs paid a $50 million slot license fee to the Commonwealth of Pennsylvania. This amount is included in other intangibles in the consolidated balance sheets. Upon payment of this fee, the previously issued $50 million letter of credit was returned and cancelled. In addition, upon commencement of slot operations we were required to make deposits in the aggregate amount of $5.0 million to establish accounts with the Commonwealth of Pennsylvania. In January 2010, in connection with the table games legislation, the Commonwealth of Pennsylvania returned $3.5 million of the deposit to us. Accordingly, this amount has been reclassified and is included in other current assets at December 31, 2009.

        On March 13, 2007, the Pennsylvania Gaming Control Board advised Presque Isle Downs that it would receive a one-time assessment of $0.8 million required of each slot machine licensee after commencement of gaming operations. These funds are a prepayment toward the total borrowings of the Pennsylvania Gaming Control Board, Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the borrowers"), required to fund the costs incurred as a result of gaming operations. Once all of Pennsylvania's fourteen slot machine licensees are operational, the Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of the total borrowings incurred by the borrowers, as a result of gaming operations. The amount to be assessed to Presque Isle Downs is unknown at this time but is likely to exceed the $0.8 million previously advanced.

        In connection with planned infrastructure improvements at Presque Isle Downs, we were required to establish an escrow deposit in 2006 for the benefit of the Pennsylvania Department of Transportation of approximately $5 million. Approximately $4.0 million was returned to us through 2008. The remaining $1.0 million was returned to us during 2009.

        We have entered into an agreement with the Summit Township Industrial and Economic Development Authority ("STIEDA") pursuant to which the Authority has agreed to apply to Erie County for certain grants contemplated by the gaming act, which would be used to fund, initially, up to $14.4 million of agreed upon on- and off-site infrastructure improvements. STIEDA has submitted applications to Erie County for the funds subject to the agreement. However, to date such funds have not been released and STIEDA has filed litigation against Erie County to force it to make distributions to fund the submitted grant requests. Erie County had taken the position that the gaming act did not permit or require distributions to municipalities, such as Summit Township, to defray infrastructure costs incident to hosting a casino. On August 4, 2008, the Erie County Court of Common Pleas ruled in favor of STIEDA and ordered Erie County to distribute certain revenue collected from casino operations to fund proper grant requests. Specifically, the court ruled that the County, through its revenue authority must distribute "restricted funds," as defined in the Gaming Act "to fund the costs of human services, infrastructure improvements, facilities, emergency services, or health and public safety expenses associated solely with the operation of Presque Isle Downs & Casino." STIEDA submitted the grant request to the newly formed Erie County Gaming Revenue Authority ("ECGRA"), seeking reimbursement for such qualifying infrastructure improvements as roads and bridges incident to the operation of Presque Isle Downs. In March 2009, based on the ECGRA's conclusion that STIEDA's grant request did not satisfy the Court's standard, Erie County adopted an ordinance for the distribution of the restricted funds that effectively denied STIEDA's grant application. We believe that the County acted arbitrarily and in violation of the Court's August 4, 2008 order. We requested that

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

STIEDA appeal the ECGRA's determination, which STIEDA declined to do. We are currently evaluating our options with respect to further pursuit of these reimbursements, including requesting that STEIDA re-apply with respect to the current year's local share of slot revenue.

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

Agreements with Horsemen and Pari-mutuel Clerks

        The Federal Interstate Horse Racing Act and the state racing laws in West Virginia, Ohio and Pennsylvania require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a "proceeds agreement") with a representative of a majority of the horse owners and trainers and with a representative of a majority of the pari-mutuel clerks. In Pennsylvania, we must have an agreement with the representative of the horse owners. We have the requisite agreements in place with the Mountaineer Horsemen until December 31, 2012. The West Virginia Racing Commission has approved Mountaineer's racing calendar for 2010. With respect to the Mountaineer pari-mutuel clerks, we have a labor agreement in force until November 30, 2010, and a proceeds agreement until April 14, 2010. We are required to have a proceeds agreement in effect on July 1 of each year with the horsemen and the

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

pari-mutuel clerks as a condition to renewal of our video lottery license for such year. If the requisite proceeds agreement is not in place as of July 1 of a particular year, Mountaineer's application for renewal of its video lottery license could be denied, in which case Mountaineer would not be permitted to operate its slot machines. Additionally, the renewal of the video lottery license is a prerequisite to the renewal of the table games license. With respect to the Scioto horsemen, the agreement with the Horsemen's Benevolent & Protective Association is effective until November 29, 2012, and the agreement with the Ohio Harness Horsemen's Association provides for automatic annual renewals. Presque Isle Downs has the requisite agreement in place with the Pennsylvania Horsemen's Benevolent and Protective Association until March 31, 2013, with automatic two-year renewals unless either party provides written notice of termination at least ninety (90) days prior to the scheduled renewal date. With the exception of the Mountaineer and Presque Isle Downs horsemen's agreements and the agreement between Mountaineer and the pari-mutuel clerks' union described above, each of the agreements referred to in this paragraph may be terminated upon written notice by either party.

Officer Employment, Consulting and Deferred Compensation Agreements

        On September 19, 2008, we appointed Robert F. Griffin as the Company's President and Chief Executive Officer and on September 23, 2008, entered into a two-year employment agreement that commenced November 1, 2008, as amended. The agreement provides for an annual base salary of $550,000 and certain other benefits. Pursuant to the agreement, Mr. Griffin is also entitled to annual incentive compensation of no less than 30% of his base compensation. The agreement also provides for the grant of options to purchase 150,000 shares of our common stock, subject to certain vesting and other provisions. In the event of termination of employment in connection with a change of control as defined in the agreement, Mr. Griffin would receive a severance payment as follows: (i) an amount equal to two times Mr. Griffin's then applicable base compensation, (ii) an amount equal to the highest amount of annual incentive compensation paid to Mr. Griffin with respect to either the first or second full calendar year immediately preceding the effective date of the termination (or as otherwise stipulated in the agreement); and (iii) an additional monthly amount so that Mr. Griffin shall be able to receive certain health benefits coverage as provided by the agreement. The agreement also provides that upon a change in control all unvested stock options shall vest and all stock options that must be exercised shall be exercisable in accordance with the terms of the applicable Non-Qualified Stock Option Agreement. Our Board of Directors and Mr. Griffin are currently in process of negotiating an extension of this employment agreement.

        On October 15, 2008, we entered into the second amendment of the employment agreement with Edson R. Arneault pursuant to which Mr. Arneault's employment agreement expired on October 31, 2008, instead of December 31, 2008, as originally provided, and Mr. Arneault ceased to be employed as the Company's President and Chief Executive Officer on October 31, 2008. The amendment provides that Mr. Arneault would receive the following consideration in lieu of any and all payments that would otherwise become due and payable to him under his employment agreement (except as otherwise provided in the amendment): (i) the corporate residence and associated real property and furnishings in New Cumberland, West Virginia (conveyed to Mr. Arneault May 1, 2009; (ii) Mr. Arneault's office furnishings at the Company's headquarters, (iii) a bonus payment of $400,000 less applicable taxes and authorized deductions; (iv) certain other compensation and expense reimbursement pursuant to the employment agreement through the date of termination; and (v) deferred amounts of approximately $11.9 million held in a rabbi trust with earnings on such amounts (which were also paid to

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

Mr. Arneault in May 2009). At December 31, 2008, the fair value of the rabbi trust was $11.5 million, which was included in our consolidated balance sheet as "Assets held for deferred compensation" and the related obligation was accrued.

        On October 15, 2008, we also entered into a consulting agreement with Mr. Arneault effective November 1, 2008, and continuing for a period of 30 months during which Mr. Arneault would assist with the transition to Mr. Griffin, who became President and Chief Executive Officer on November 1, 2008, and would provide other services set forth in the consulting agreement. The consulting agreement provided that Mr. Arneault would provide up to 400 hours of his time per year and we would pay Mr. Arneault a consulting fee of $512,000 per year and also provided for the payment of certain expenses incurred by Mr. Arneault in connection with his providing services to the Company. During the 30-month period, Mr. Arneault would not, directly or indirectly, own, operate, join, control, participate in or be connected as an officer, director, employee, partner, stockholder, consultant or otherwise, any gaming business within 150 miles of any facility currently owned or leased by the Company. As previously discussed in conjunction with a legal settlement with Mr. Arneault, the Company and Mr. Arneault agreed to terminate the obligation of the parties under the consulting agreement between the Company and Mr. Arneault, other than an agreement by Mr. Arneault not to compete with the Company by owning, operating, joining, controlling, participating in, or being connected as an officer, director, employee, partner, stockholder, consultant or otherwise with any gaming business within 100 miles of any facility owned or leased by the Company, and a non-solicitation agreement by Mr. Arneault.

        On January 1, 1999, we had entered into a deferred compensation agreement with Mr. Arneault as subsequently amended. As previously discussed, the Company and Mr. Arneault entered into a legal settlement that among other things satisfied in full any obligations that we may have had under the deferred compensation agreement.

Other Employment Agreements and Deferred Compensation Agreements

        We entered into various employment agreements during 2009 and 2008 with other employees. We also entered into an additional deferred compensation agreement dated June 1999 whereby we purchased life insurance on a former employee's life (aggregate face amount of $856,000 and aggregate annual premiums of $37,000). The Company is the owner and beneficiary of the policy. However, on March 10, 2009, the Company and the former employee agreed to rescind the agreement.

9. RETIREMENT PLANS

        Mountaineer has a qualified defined contribution plan covering substantially all of its employees. The plan was ratified retroactively on March 18, 1994 by West Virginia legislation. Plan contributions are based on 1/4% of the race track and simulcast wagering handles, and approximately 1/2% of the net win from gaming operations beginning March 18, 1994. Effective in July 2005, West Virginia legislation increased the portion of the racetracks' net win that is contributed into the Plan from 1/2% to 1%, which is applied to the net win until the racetrack reaches its Excess Net Terminal Income threshold. For Mountaineer, the threshold is fixed at approximately $160.0 million. Contributions to the plan during each of the three years ended December 31, were 2009—$2.2 million; 2008—$1.7 million and 2007—$1.9 million.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. RETIREMENT PLANS (Continued)

        Scioto Downs sponsors a noncontributory defined-benefit plan covering all full-time employees meeting certain age and service requirements. On May 31, 2001, the plan was amended to freeze eligibility, accrual of years of service and benefits. Scioto Downs' pension (expense) income during each of the three years ended December 31 was as follows: 2009—$(41,000); 2008—$53,000; and 2007—$50,000. As of December 31, 2009, the fair value of the plan assets and benefit obligations were each approximately $1.1 million, resulting in a fully funded status. As of December 31, 2008 the under-funded status was $0.1 million. We did not make cash contributions to the Scioto Downs pension plan during any of the three years in the period ended December 31, 2009.

        Scioto Downs also had a 401(k) savings plan covering substantially all full-time employees. During the years ended December 31, 2008 and 2007, Scioto Downs expensed matching contributions of $34,000 and $39,000, respectively.

        In December 2008, we established the MTR Gaming Group, Inc. 401(k) plan. The Mountaineer defined contribution plan and the Scioto 401(k) plan were merged into the new plan. Additionally, the plan provides 401(k) participation to Presque Isle Downs employees. Company matching contributions for the year ended December 31, 2009 were $87,000. There were no Company matching contributions during 2008.

10. OTHER ACCRUED LIABILITIES

        Other accrued liabilities consisted of the following at December 31:

	2009	2008
	(in thousands)
HHLV Management Company, LLC.	$—	$1,750
TLC Casino Enterprises, Inc.	—	1,544
Other	11,641	11,192

	$11,641	$14,486

11. ADVERTISING COSTS

        Advertising costs are expensed as incurred. Advertising costs during each of the three years ended December 31 were as follows: 2009—$19.6 million; 2008—$15.9 million; and 2007—$17.6 million. Advertising costs are reduced by advertising grants Mountaineer received from the State of West Virginia for each of the three years ended December 31 as follows: 2009—$0.7 million; 2008—$0.9 million; and 2007—$1.4 million. In addition, Presque Isle Downs received $65,000 and $88,000 from the Pennsylvania Horsemen's Benevolent & Protective Association during 2009 and 2008, respectively, as reimbursement of advertising costs.

12. SHAREHOLDERS' EQUITY

Limitations on Dividends

        We are prohibited from paying any dividends without our lenders' consent. We currently intend to retain all earnings, if any, to finance and expand our operations.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SHAREHOLDERS' EQUITY (Continued)

Common Stock

        During 2007, we repurchased 85,000 shares of our common stock in market transactions pursuant to SEC Rule 10b-18 for $654,000. These shares were canceled and returned to authorized but unissued status upon their repurchase. There were no stock repurchases during 2009 and 2008.

Stock Options

        Total stock compensation expense recognized during each of the three years ended December 31 was as follows: 2009—$108,000; 2008—$1,296,000; and 2007—$1,046,000. The total compensation cost related to nonvested awards not yet recognized at December 31 was as follows: 2009—$65,000; 2008—$349,000; and 2007—$1,741,000. These costs are expected to be recognized over the remaining vesting periods which will not exceed one year for 2009 and two years for 2008 and 2007.

        There were no options exercised during the years ended December 31, 2009 and 2008. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercised during the year ended December 31, 2007 was $245,000. Shares issued for stock option exercises are issued from authorized, unissued shares.

        Net cash proceeds from the exercise of stock options during the year ended December 31, 2007 were $490,000. The income tax benefit realized from stock options exercised totaled $54,000 for the same period.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SHAREHOLDERS' EQUITY (Continued)

        Stock option activity during each of the three years ended December 31 is summarized as follows:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in years)	(in thousands)
Balance, December 31, 2006	1,149,534	$2.50 - $15.00	$6.59
Granted	346,000	$11.41 - $16.27	$14.73
Canceled	(50,000)	$7.30 - $9.85	$8.58
Exercised	(54,734)	$7.30 - $13.60	$8.96
Expired	—	$—	$—

Balance, December 31, 2007	1,390,800	$2.50 - $16.27	$8.45
Granted	180,000	$3.71 - $5.61	$4.03
Forfeited	(62,000)	$11.41 - $16.27	$12.49
Canceled	—	$—	$—
Exercised	—	$—	$—

Balance, December 31, 2008	1,483,800	$2.50 - $16.27	$7.75
Granted	—	$—	$—
Forfeited	(247,300)	$	$11.47
Canceled	—	$—	$—
Exercised	—	$—	$—
Expired	—	$	$—

Balance, December 31, 2009	1,209,500	$2.50 - 16.27	$6.91	3.65	$—

Exercisable, December 31, 2009	1,159,500	$2.50 - $16.27	$7.05	3.43	$—

        On January 22, 2010, we amended certain of our stock incentive plans to provide for the grants of restricted stock units ("RSUs") and cash awards to key employees (including officers and directors) of or consultants to the Company, or its subsidiaries, as the Compensation Committee of the Company's Board of Directors may determine. Pursuant to the amended plans, on January 22, 2010, we granted a total of 520,000 RSUs and cash awards totaling $390,000 to certain key employees. The RSUs vest at the rate of one-third upon each of the first, second and third anniversaries of the date of the grants. Unvested RSUs shall vest on the date of a change of control (as defined).

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

        In addition, the Compensation Committee of our Board of Directors granted nonqualified options to purchase 70,000 shares of our common stock to employees pursuant to employment agreements during the year ended December 31, 2007.

        The weighted average grant date fair value of the 180,000 and 346,000 options granted during the years ended December 31, 2008 and 2007 were $318,000 and $2,583,000, respectively. The fair value of the 332,000, 90,000, and 10,000 options, respectively, vested during each of the three years ended December 31, 2009, was as follows: 2009—$2,193,000; 2008—$202,000; and 2007—$52,000.

        The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for each of the three years ended December 31 is as follows:

	2009	2008	2007
Expected dividend yield	N/A	N/A	N/A
Expected stock price volatility	N/A	50.7%	46.8%
Risk-free interest rate	N/A	3.55%	4.74%
Expected life of options	N/A	7.71 years	5.89 years

13. INCOME TAXES

        The income tax benefit attributable to continuing and discontinued operations during each of the three years ended December 31 is as follows:

	2009	2008	2007
	(in thousands)
Continuing operations	$(1,365)	$(1,706)	$(1,868)
Discontinued operations	(3,619)	(2,919)	(3,137)

	$(4,984)	$(4,625)	$(5,005)

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        The income tax (benefit) provision for income taxes attributable to income (loss) from continuing operations before income taxes during each of the three years ended December 31 is summarized as follows:

	2009	2008	2007
	(in thousands)
Current Federal	$(9,342)	$(4,466)	$863
Deferred Federal	7,977	2,760	(2,731)

Benefit for income taxes	$(1,365)	$(1,706)	$(1,868)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
	(in thousands)
Balance January 1	$284	$418
Increase related to prior period tax positions	134	—
Reductions related to prior period tax positions	—	(134)

Balance December 31	$418	$284

        Effective January 1, 2007, we adopted the accounting standard that clarified the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax positions are recognized in the financial statements. This standard also provided guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Additionally, the standard also required that amounts recognized in the consolidated balance sheet related to uncertain tax positions be classified as a current or noncurrent liability, based upon the expected timing of the payment to a taxing authority.

        As a result of the implementation of the standard, we recognized an increase in our accrued income tax liabilities of $986,000, which was accounted for as a $404,000 reduction to the January 1, 2007 balance of retained earnings and a $582,000 increase in deferred tax assets. Included in the increase in accrued income tax liabilities is approximately $602,000 of accrued interest. The liability for unrecognized tax benefits was approximately $465,000 as of January 1, 2007. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $324,000. We do not expect a significant increase or decrease to the total amount of unrecognized tax benefits within the next twelve months.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        A reconciliation of the expected statutory federal income tax benefit to the benefit for income taxes for continuing operations during each of the three years ended December 31 was as follows:

	2009	2008	2007
Benefit for income taxes at a federal statutory rate	35.0%	35.0%	35.0%
Increase (reduction) in income tax benefit resulting from:
Permanent items not deductible for income tax purposes	(17.1)	(11.2)	(8.5)
Interest income (expense) (net of tax)	(.1)	1.2	(2.9)
Valuation allowance	(12.9)	—	—
Other	0.5	3.0	1.8

Benefit for income taxes for continuing operations	5.4%	28.0%	25.4%

        The 2009 permanent items not deductible for income tax purposes resulted primarily from the payment of nondeductible expenses including $9.8 million related to our opposition of the casino referendum in Ohio, as discussed in Notes 3 and 6. Additionally, during 2009, we obtained new information that caused us to reevaluate the recoverability of deferred tax assets aggregating approximately $2.9 million associated with certain impairment losses recorded in 2008. As a result, we determined that it was more likely than not that the deferred tax assets would be realized and a previously established valuation allowance of approximately $2.9 million was reversed. The effect of the reversal of the valuation allowance is included in discontinued operations. The benefit associated with the 2008 impairment losses was realized through a net operating loss carryback to a prior year.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        Significant components of our net deferred taxes related to continuing operations at December 31 were as follows:

	2009	2008
	(in thousands)
Deferred tax assets:
Loss and credit carryforwards	$6,669	$3,655
Impairment losses	4,064	—
Deferred expenses	2,187	2,206
Stock-based compensation	913	875
Other	684	563
Accrued liabilities	621	927
Interest	44	25
Deferred compensation	39	4,430
Equity investment losses	—	2,879

	15,221	15,560
Valuation allowance—impairment losses and other	(3,398)	(2,879)
Valuation allowance—state net operating loss carryforwards	(1,504)	(1,312)

Deferred tax assets	$10,319	$11,369

Deferred tax liabilities:
Tax depreciation in excess of book	$(14,718)	$(11,324)
Basis difference in property and equipment	(2,179)	(2,292)
Prepaid expenses	(1,305)	—
Deferred expenses	(56)	—

Deferred tax liabilities	$(18,258)	$(13,616)

        Valuation allowances of $3.4 million and $2.9 million were provided at December 31, 2009 and 2008, respectively for federal deferred tax assets related to certain impairment losses for which we were not able to recognize a tax benefit. In addition, valuation allowances of $1.5 million and $1.3 million were provided at December 31 2009 and 2008, respectively, for state deferred tax assets. We recognized interest expense (income) related to uncertain tax positions during each of the three years ended December 31 as follows: 2009—$55,000; 2008—($385,000); and 2007—$217,000.

        For federal income tax purposes, we have approximately $516,000 in alternative minimum tax credit carryforwards, approximately $7.4 million in net operating loss carryforwards and approximately $689,000 in capital loss carryforwards at December 31, 2009. The net operating loss carryforwards begin to expire in 2020 and the capital loss carryforwards begin to expire in 2014. A portion of the net operating loss carryforwards is limited by Section 382 of the Internal Revenue Code. The alternative minimum tax credit can be carried forward indefinitely. We have state net operating loss carryforwards of $33.1 million that begin to expire in 2024. We are no longer subject to federal and state income tax examinations for years before 2004.

        We are currently under examination by the Internal Revenue Service for tax years ended December 31, 2007 and 2008. We do not expect the results of the audit to have a material impact on our consolidated financial statements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. QUARTERLY DATA (UNAUDITED)

        Continuing operations exclude the operating results for Binion's Gambling Hall & Hotel, the Ramada Inn and Speedway Casino, Jackson Harness Raceway and MTR-Harness, Inc.. Quarterly information for 2008 has been reclassified to conform to the discontinued operations presentation of MTR-Harness, Inc. in 2009.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands, except per share amounts)
2009:
Revenues	$111,837	$124,118	$122,448	$95,723
Less promotional allowances	(2,137)	(2,986)	(2,970)	(1,878)

Net revenues	109,700	121,132	119,478	93,845
Operating expenses	97,529	108,661	109,713	105,405

Operating income (loss)(1)	12,171	12,471	9,765	(11,560)
Income (loss) from continuing operations(2)	1,502	917	(2,108)	(24,009)
Net income (loss)	$752	$352	$577	$(24,219)
Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.05	$0.03	$(0.07)	$(0.87)
Net income (loss)	$0.03	$0.01	$0.02	$(0.88)
Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.05	$0.03	$(0.07)	$(0.87)
Net income (loss)(3)	$0.03	$0.01	$0.02	$(0.88)
Weighted average shares outstanding—basic	27,475,260	27,475,260	27,475,260	27,475,260
Weighted average shares outstanding—diluted	27,475,260	27,475,260	27,475,260	27,475,260

	Quarter Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands, except per share amounts)
2008:
Revenues	$114,674	$127,987	$132,929	$103,182
Less promotional allowances	(1,687)	(2,244)	(2,145)	(1,845)

Net revenues	112,987	125,743	130,784	101,337
Operating expenses	104,175	115,185	115,528	97,729

Operating income(4)	8,812	10,558	15,256	3,608
(Loss) income from continuing operations(5)	(2,409)	(748)	3,471	(4,700)
Net loss(6)	$(2,626)	$(2,308)	$(8,240)	$(4,537)
Basic net income (loss) per common share:
(Loss) income from continuing operations	$(0.09)	$(0.03)	$0.13	$(0.17)
Net loss	$(0.10)	$(0.08)	$(0.30)	$(0.17)
Diluted net income (loss) per common share:
(Loss) income from continuing operations	$(0.09)	$(0.03)	$0.13	$(0.17)
Net loss	$(0.10)	$(0.08)	$(0.30)	$(0.17)
Weighted average shares outstanding—basic	27,475,260	27,475,260	27,475,260	27,475,260
Weighted average shares outstanding—diluted	27,475,260	27,475,260	27,475,260	27,475,260

(1)
Operating income for each of the quarters ended during 2009 includes the following:

  •
  June 30—strategic costs of $0.4 million associated with lobbying and gaming efforts in Ohio

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. QUARTERLY DATA (UNAUDITED) (Continued)

    •
    September 30—strategic costs of $3.7 million associated with lobbying and gaming efforts in Ohio

    •
    December 31—strategic costs of $5.7 million associated with lobbying and gaming efforts in Ohio; impairment losses in the aggregate amount of $10.4 million related to non-operating real properties and $1.5 million related to goodwill; and a charge of $1.6 million related to a legal settlement with our former Chairman, President and Chief Executive Officer

(2)
Income (loss) from continuing operations for each of the quarters ended during 2009 includes the following:

  •
  September 30—a loss on debt modification of $1.5 million resulting from the write-off of deferred financing fees; and a loss on debt extinguishment of $1.3 million resulting from the write-off of deferred financing fees and payment of consent fees related to the repurchase of our Senior Unsecured Notes

  •
  December 31—a loss on debt modification of $0.3 million resulting from the write-off of deferred financing fees

(3)
Net (loss) income from discontinued operations for the quarter ended September 30, 2009 includes the reversal, as a result of new information, of a deferred tax asset valuation allowance of $2.9 million that was originally established in 2008.

(4)
Operating income for the quarter ended December 31, 2008 includes a loss on disposal of property of $2.1 million associated with the corporate residence and associated real property and furnishings that was conveyed to our former Chairman, President and Chief Executive Officer on May 1, 2009; and a $1.5 million loss on the disposal of certain equipment components of Presque Isle Downs' surveillance system that were defective and malfunctioning.

(5)
(Loss) income from continuing operations for each of the quarters ended during 2008 includes the following:

  •
  March 31—a loss on debt modification of $3.4 million resulting from the write-off of deferred financing fees

  •
  December 31—a loss on debt modification of $0.4 million resulting from the write-off of deferred financing fees

(6)
Net (loss) income from discontinued operations for the quarter ended September 30, 2008 includes an impairment loss of $8.7 million related to our investment in North Metro Harness Initiative, LLC (for which it could not be determined until 2009 that a $2.9 million tax benefit could be realized); and an impairment loss of $2.6 million ($2.1 million net of tax) related to our investment in Jackson Trotting Association, LLC.

Common Stock Prices

	Per Quarter
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2009:
High	$2.02	$3.03	$4.15	$3.12
Low	0.73	0.83	2.20	1.14
2008:
High	$7.62	$7.70	$5.24	$4.25
Low	4.95	4.67	2.80	1.44

MTR GAMING GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B Balance at Beginning of Period(3)	Column C Additions(1)(3)	Column D Deductions(2)(3)	Column E Balance at End of Period(3)
Year ended December 31, 2009:
Allowance for doubtful accounts receivable	$125,000	$383,000	$50,000	$458,000
Year ended December 31, 2008:
Allowance for doubtful accounts receivable	$135,000	$111,000	$121,000	$125,000
Year ended December 31, 2007:
Allowance for doubtful accounts receivable	$129,000	$230,000	$224,000	$135,000

(1)
Amounts charged to costs and expenses.

(2)
Uncollectible accounts written off, net of recoveries.

(3)
Includes discontinued operations—Binion's Gambling Hall & Hotel, the Ramada Inn and Speedway Casino and Jackson Harness Raceway

EXHIBIT INDEX

EXHIBIT NO.	ITEM TITLE
3.1	Restated Certificate of Incorporation for Winner's Entertainment, Inc. dated August, 17, 1993 (incorporated by reference to our Form 10-K for the fiscal year ended December 31, 1993).
3.2	Amended By Laws (incorporated by reference to our report on Form 10-K filed March 16, 2009).
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Winner's Entertainment, Inc. dated October 10, 1996 (incorporated by reference to our report on Form 8-K filed November 1, 1996).
4.1	Excerpt from Common Stock Certificates (incorporated by reference to our report on Form 10-K filed March 30, 2001).
4.2
Indenture dated May 25, 2006, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A., including forms of the Note and the Guarantee (incorporated by reference to our report on Form 8-K filed May 26, 2006).
4.3
Supplemental Indenture to Indenture dated May 25, 2006 by and among the Company, certain wholly-owned subsidiaries of the Company (as Guarantors) and Wells Fargo Bank, N.A. (as Trustee) dated June 1, 2007 (incorporated by reference to our report on Form 8-K filed June 4, 2007).
4.4
Supplemental Indenture dated June 15, 2007, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of May 25, 2006 (incorporated by reference to our report on Form 8-K filed June 18, 2007).
4.5
Supplemental Indenture dated March 7, 2008, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of May 25, 2006 (incorporated by reference to our report on Form 10-K filed April 13, 2008).
4.6
Instrument of Resignation, Appointment and Acceptance dated as of June 26, 2008, executed by the Company, Wells Fargo Bank, National Association, and Wilmington Trust Company (incorporated by reference to our report on Form 10-Q filed August 8, 2008).
4.7
Supplemental Indenture dated as of July 22, 2009, by and between the Registrant, certain of its wholly-owned subsidiaries (as guarantors) and Wilmington Trust Company further supplementing the Indenture dated as of May 25, 2006 (incorporated by reference to our report on Form 8-K filed July 27, 2009).
4.8
Indenture dated as of August 12, 2009, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wilmington Trust FSB (incorporated by reference to our report on Form 8-K filed August 12, 2009).
4.9	12.625% Senior Secured Note due 2014 in aggregate principal amount of $10.0 million (incorporated by reference to our report on Form 8-K filed October 13, 2009).
10.1	MTR Gaming Group, Inc. 2002 Employee Stock Incentive Plan (incorporated by reference to our report on Form 10-Q for the quarter ended September 30, 2002).
10.2
Agreement dated November 1, 2008 between Mountaineer Park, Inc. and Racetrack Employees Union Local No. 101 [Schedules omitted] (incorporated by reference to our report on Form 10-K filed March 16, 2009).

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
10.7	Consulting Agreement dated as of October 15, 2008, by and between the Company and Edson R. Arneault (incorporated by reference to our report on Form 10-K filed March 16, 2009).
10.8	Agreement dated December 31, 2009 by and between Mountaineer Park, Inc. and Mountaineer Park Horsemen's Benevolent and Protective Association, Inc. (filed herewith).
10.9
Agreement dated February 22, 2007 by and between Presque Isle Downs, Inc. and the Pennsylvania Horsemen's Benevolent and Protective Association Inc. (incorporated by reference to our report on Form 10-K filed April 2, 2007).
10.10
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
10.11
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
10.12
Second Amendment to Fifth Amended and Restated Credit Agreement dated March 31, 2008 by and among the Registrant, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Wells Fargo Bank, National Association (incorporated by reference to our report on Form 10-K filed April 13, 2008).
10.13
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
10.14
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

EXHIBIT NO.	ITEM TITLE
10.15	Sixth Amendment to Fifth Amended and Restated Credit Agreement dated as of August 12, 2009, by and among the Registrant, Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), the Requisite Lenders (as defined in such Amendment) and Wells Fargo Bank, National Association (filed herewith).
10.16
Seventh Amendment to Fifth Amended and Restated Credit Agreement dated as of October 13, 2009, by and among the Borrowers (as defined in such Amendment), Wells Fargo Bank, National Association and the Requisite Lenders (as defined in such Amendment) (incorporated by reference to our report on Form 8-K filed October 13, 2009).
10.17
Revolving Credit Note dated March 31, 2008, executed by the Company, Mountaineer Park, Inc., Speakeasy Gaming of Las Vegas, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (incorporated by reference to our report on Form 10-K filed April 3, 2008).
10.18	Stock Purchase Agreement dated June 26, 2007, by and between the Company and TLC Casino Enterprises, Inc. (incorporated by reference to our report on Form 8-K filed June 18, 2007).
10.19	2007 Stock Incentive Plan (incorporated by reference to our Proxy Statement filed April 30, 2007).
10.20	Asset Purchase and Sale Agreement dated January 11, 2008, by and between the Company and Lucky Lucy D LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.21	Real Property Purchase and Sale Agreement dated January 11, 2008, by and between the Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.22	Master Lease dated January 11, 2008, by and between Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.23	Termination Agreement dated January 11, 2008, by and between Company and Ganaste LLC (incorporated by reference to our report on Form 8-K filed January 15, 2008).
10.24
Amendment dated February 29, 2008, to Stock Purchase Agreement dated June 26, 2007, by and among the Company and TLC Casino Enterprises, Inc. (incorporated by reference to our report on Form 8-K filed March 6, 2008).
10.25	Amended and Restated Employment Agreement dated October 1, 2009, by and between the Registrant and David R. Hughes (incorporated by reference to our report on Form 10-Q filed on November 9, 2009).
10.26	Employment Agreement dated May 15, 2008, by and between the Company and Robert F. Griffin (incorporated by reference to our report on Form 10-Q filed on November 10, 2008).
10.27	Employment Agreement dated as of December 24, 2009, by and between the Registrant and Narciso A. Rodriguez-Cayro (filed herewith).
10.28	Employment Agreement dated May 1, 2009, by and between the Registrant and Robert Norton (incorporated by reference to our report on Form 10-Q filed on August 10, 2009).
10.29	Employment Agreement dated as of November 9, 2009, by and between the Registrant and John W. Bittner, Jr. (incorporated by reference to our report on Form 10-Q filed on November 9, 2009).
10.30	Form of Restricted Stock Unit and Cash Award Agreement (2002 Stock Incentive Plan) (filed herewith).

EXHIBIT NO.	ITEM TITLE
10.31	Form of Restricted Stock Unit and Cash Award Agreement (2004 Stock Incentive Plan) (filed herewith).
10.32	Form of Restricted Stock Unit and Cash Award Agreement (2005 Stock Incentive Plan) (filed herewith).
10.33	Form of Restricted Stock Unit and Cash Award Agreement (2007 Stock Incentive Plan) (filed herewith).
14.1	Code of Ethics and Business Conduct of the Company (incorporated by reference to our report on Form 10-K for the year ended December 31, 2003).
14.2	Amendment to the Company's Code of Ethics and Business Conduct (incorporated by reference to our report on Form 8-K filed April 24, 2007).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Certification of Robert F. Griffin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of David R. Hughes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Robert F. Griffin in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of David R. Hughes in accordance with 18 U.S.C. Section 1350 (filed herewith).
99.1	First Amendment to 2002 Stock Incentive Plan (filed herewith).
99.2	First Amendment to 2004 Stock Incentive Plan (filed herewith).
99.3	First Amendment to 2005 Stock Incentive Plan (filed herewith).
99.4	First Amendment to 2007 Stock Incentive Plan (filed herewith).