Form 10-Q
period 2010-03-31
MTR GAMING GROUP INC
filed 2010-05-10
CIK 834162

Use these links to rapidly review the document
MTR GAMING GROUP, INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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

COMMON STOCK, $.00001 PAR VALUE
Class
27,475,260
Outstanding at May 10, 2010

MTR GAMING GROUP, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	MARCH 31 2010	DECEMBER 31 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,334	$44,755
Restricted cash	1,067	483
Accounts receivable, net of allowance for doubtful accounts of $457 in 2010 and $458 in 2009	1,680	2,641
Accounts receivable—West Virginia Lottery Commission	1,171	—
Inventories	3,645	3,794
Deferred financing costs	3,953	3,606
Prepaid income taxes	9,849	8,663
Deferred income taxes	39	37
Prepaid expenses and other current assets	4,177	8,181

Total current assets	71,915	72,160
Property and equipment, net	326,720	332,351
Goodwill	494	494
Other intangibles	69,021	69,021
Deferred financing costs, net of current portion	10,876	10,616
Deposits and other	4,632	4,632
Non-operating real property	12,267	13,554
Assets of discontinued operations	185	185

Total assets	$496,110	$503,013

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,476	$2,150
Accounts payable—gaming taxes and assessments	1,989	7,030
Accrued payroll and payroll taxes	3,356	3,373
Accrued interest	11,345	14,247
Other accrued liabilities	9,009	11,641
Construction project and equipment liabilities	349	583
Current portion of long-term debt and capital lease obligations	4,112	6,618
Liabilities of discontinued operations	217	237

Total current liabilities	31,853	45,879
Long-term debt and capital lease obligations, net of current portion	386,211	375,885
Deferred income taxes	8,197	7,976

Total liabilities	426,261	429,740

Shareholders' equity:
Common stock	—	—
Additional paid-in capital	61,737	61,882
Retained earnings	8,195	11,475
Accumulated other comprehensive loss	(300)	(300)

Total shareholders' equity of MTR Gaming Group, Inc.	69,632	73,057
Non-controlling interest of discontinued operations	217	216

Total shareholders' equity	69,849	73,273

Total liabilities and shareholders' equity	$496,110	$503,013

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED MARCH 31
	2010	2009
Revenues:
Gaming	$91,859	$100,566
Pari-mutuel commissions	1,313	1,965
Food, beverage and lodging	6,973	7,610
Other	1,609	1,696

Total revenues	101,754	111,837
Less promotional allowances	(2,395)	(2,137)

Net revenues	99,359	109,700

Operating expenses:
Expenses of operating departments:
Gaming	57,440	62,782
Pari-mutuel commissions	1,800	2,285
Food, beverage and lodging	5,448	5,732
Other	1,391	1,389
Marketing and promotions	2,885	4,445
General and administrative	13,672	13,614
Project opening costs	75	—
Depreciation	7,292	7,274
Loss on disposal of property	66	8

Total operating expenses	90,069	97,529

Operating income	9,290	12,171
Other income (expense):
Interest income	4	451
Interest expense	(13,542)	(9,936)

(Loss) income from continuing operations before income taxes	(4,248)	2,686
Benefit (provision) for income taxes	1,111	(1,184)

(Loss) income from continuing operations	(3,137)	1,502

Discontinued operations:
Loss from discontinued operations before income taxes and non-controlling interest	(219)	(1,342)
Benefit for income taxes	77	589

Loss from discontinued operations before non-controlling interest	(142)	(753)
Non-controlling interest	(1)	3

Loss from discontinued operations	(143)	(750)

Net (loss) income	$(3,280)	$752

Net (loss) income per share—basic:
(Loss) income from continuing operations	$(0.11)	$0.05
Loss from discontinued operations	(0.01)	(0.02)

Net (loss) income	$(0.12)	$0.03

Net (loss) income per share—diluted:
(Loss) income from continuing operations	$(0.11)	$0.05
Loss from discontinued operations	(0.01)	(0.02)

Net (loss) income	$(0.12)	$0.03

Weighted average number of shares outstanding:
Basic	27,475,260	27,475,260

Diluted	27,475,260	27,475,260

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED MARCH 31
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(3,280)	$752
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	7,292	7,274
Amortization of deferred financing fees	1,712	1,162
Bad debt expense	38	135
Stock-based compensation expense	99	38
Deferred income taxes	(2)	(1)
Decrease in long-term deferred compensation	—	(161)
Loss on disposal of property	66	8
Change in operating assets and liabilities:
Accounts receivable	(248)	868
Prepaid income taxes	(1,186)	1,435
Other current assets	4,153	(133)
Accounts payable	(5,715)	2,772
Accrued liabilities	(5,808)	1,715

Net cash (used in) provided by continuing operating activities	(2,879)	15,864
Net cash (used in) provided by discontinued operating activities	(19)	516

Net cash (used in) provided by operating activities	(2,898)	16,380

Cash flows from investing activities:
Increase in restricted cash	(584)	(117)
Decrease in deposits and other	—	164
Proceeds from disposal of non-operating real property	1,361	—
Proceeds from disposal of property and equipment	112	31
Capital expenditures	(1,913)	(2,710)

Net cash used in continuing investing activities	(1,024)	(2,632)
Net cash used in discontinued investing activities	—	—

Net cash used in investing activities	(1,024)	(2,632)

Cash flows from financing activities:
Proceeds from credit facility	10,000	—
Proceeds from equipment financing	679	—
Principal payments on long-term debt and capital lease obligations	(3,484)	(3,165)
Financing cost paid	(1,694)	(61)

Net cash provided by (used in) continuing financing activities	5,501	(3,226)
Net cash provided by (used in) discontinued financing activities	—	—

Net cash provided by (used in) financing activities	5,501	(3,226)

Net increase in cash and cash equivalents	1,579	10,522
Cash and cash equivalents, beginning of year	44,755	29,011

Cash and cash equivalents, end of year	$46,334	$39,533

Cash paid during the year for:
Interest paid	$14,107	$2,711

Income taxes refunded	$—	$(840)

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of MTR Gaming Group, Inc. and Subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

        The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

        Discontinued operations, as discussed in Note 4, include (i) MTR Harness, Inc. and its interest in North Metro Harness Initiative, LLC; (ii) Jackson Racing, Inc. and its interest in Jackson Trotting Association, LLC; (iii) Binion's Gambling Hall & Hotel; and (iv) Ramada Inn and Speedway Casino.

        Certain other reclassifications have been made to the prior year's consolidated financial statement presentation to conform to the current presentation. These reclassifications did not affect our consolidated net income (loss) or cash flows.

        For further information, refer to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In April 2010, Accounting Standards Update No. 2010-16, Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities ("ASU 2010-16"), was issued. ASU 2010-16 codifies the consensus reached in Emerging Issues Task Force Issue No. 09-F, "Casino Base Jackpot Liabilities." ASU 2010-16 amends the FASB Accounting Standards Codification™ to clarify that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance in this ASU applies to both base and progressive jackpots. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. We are currently evaluating the requirements of ASU 2010-16 and have not yet determined the impact on our consolidated financial statements.

        In February 2010, Accounting Standards Update No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-09"), was issued to as an amendment to ASC 855, Subsequent Events. ASU 2010-09 removed the requirement for SEC registrants to disclose the date through which

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 2—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

management evaluated subsequent events in both their originally issued and reissued financial statements. The adoption of this accounting standard did not have any impact on our consolidated financial statements.

        In January 2010, Accounting Standards Update No. 2010-06, Improving Disclosures About Fair Value Measurements ("ASU 2010-06"), was issued as an amendment to ASC 820, Fair Value Measurements and Disclosures. ASU 2010-06 did not change any accounting requirements, but added new disclosures for transfers between hierarchy levels and clarified existing disclosure requirements. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.

NOTE 3—FAIR VALUE MEASUREMENTS

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

        The fair value of our cash equivalents approximates the carrying value at March 31, 2010 and December 31, 2009. The fair value was determined based on Level 1 inputs.

        The carrying value of amounts outstanding under our Credit Facility (see Note 8) at March 31, 2010 approximate fair value based on the prevailing interest rates. There were no amounts outstanding on the Amended and Restated Credit Facility at December 31, 2009. The fair value of our $260 million 12.625% Senior Secured Notes was $259.4 million at March 31, 2010 and $249.6 million at December 31, 2009 compared to carrying values of $249.3 million and $248.6 million at March 31, 2010 and December 31, 2009, respectively. The fair value of our $125 million 9% Senior Subordinated Notes was $101.6 million at March 31, 2010 and $98.8 million at December 31, 2009 compared to a carrying value of $125 million at March 31, 2010 and December 31, 2009. The fair value was determined based on Level 2 inputs including quoted market prices and bond terms and conditions.

        Our Senior Secured Notes, Senior Subordinated Notes, and amounts outstanding under our other debt financing arrangements were stated at carrying value as long-term debt in our consolidated balance sheets as of March 31, 2010 and December 31, 2009.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—DISCONTINUED OPERATIONS

North Metro Harness Initiative, LLC (d/b/a Running Aces Harness Park)

        Our wholly-owned subsidiary MTR Harness, Inc. previously held a 50% interest in North Metro Harness Initiative, LLC (d/b/a Running Acres Harness Park) that operates a harness racetrack in Minneapolis, Minnesota. The racetrack was constructed with financing provided by Black Diamond Commercial Finance, LLC as agent (collectively "Black Diamond").

        On April 3, 2009, we received notification that Black Diamond, as a result of North Metro's default under the Black Diamond credit agreement, was pursuing legal action seeking (i) enforcement of our payment of our $1 million guarantee of North Metro's indebtedness and certain additional costs, and (ii) foreclosure of our subsidiary's pledged equity interest in North Metro. Pursuant to a settlement agreement with Black Diamond executed on May 27, 2009, we relinquished our interest in North Metro (the value of which we had already determined was impaired and written down to $0 during 2008) and paid $1 million to satisfy our obligations under the guarantee. Concurrently, MTR Gaming Group, Inc. entered into a Signal and Consulting Agreement with North Metro pursuant to which North Metro paid us $250,000 to provide consulting services with respect to its racing operations for a term of three years. On June 3, 2009, Black Diamond terminated the litigation with prejudice and we and Black Diamond executed mutual releases.

        The assets and liabilities of MTR-Harness, Inc. have been reflected as assets and liabilities of discontinued operations in our consolidated balance sheets as of March 31, 2010 and December 31, 2009, and the operating results and cash flows have been reflected as discontinued operations for the three months ended March 31, 2010 and 2009.

        Summary operating results for the discontinued operations for the three months ended March 31 were as follows:

	Three Months Ended March 31
	2010	2009
	(unaudited, in thousands)
Net revenues	$—	$—
Loss from discontinued operations before income taxes	(3)	(846)
Loss from discontinued operations, net of income taxes	(2)	(474)

Jackson Trotting Association, LLC (d/b/a Jackson Harness Raceway)

        Jackson Trotting Association, LLC, in which our wholly-owned subsidiary Jackson Racing, Inc. holds a 90% interest, operated Jackson Harness Raceway in Jackson, Michigan, and offered harness racing, simulcast wagering and casual dining. During 2008, we concluded that the Jackson Trotting intangible asset (value assigned to racing licenses) was impaired and, accordingly, recorded an impairment loss. On December 4, 2008, Jackson Trotting ceased the racing and simulcast wagering operations at Jackson Harness Raceway and surrendered its racing license to the Michigan Racing Commission.

        The assets and liabilities of Jackson Racing, Inc. and Jackson Trotting have been reflected as assets and liabilities of discontinued operations in our consolidated balance sheets as of March 31, 2010 and

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—DISCONTINUED OPERATIONS (Continued)

December 31, 2009, and the operating results and cash flows have been reflected as discontinued operations for the three months ended March 31, 2010 and 2009.

        Summary operating results for the discontinued operations for the three months ended March 31 were as follows:

	Three Months Ended March 31
	2010	2009
	(unaudited, in thousands)
Net revenues	$—	$—
Income (loss) from discontinued operations before income taxes and non-controlling interest	12	(76)
Income (loss) from discontinued operations, net of non-controlling interest and income taxes	7	(41)

Binion's Gambling Hall & Hotel

        On March 7, 2008, we sold 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owned and operated Binion's Gambling Hall & Hotel, and Speakeasy Fremont Experience Operating Company in accordance with the terms of a Stock Purchase Agreement dated June 26, 2007 (as subsequently amended), executed between the Company and TLC Casino Enterprises, Inc. ("TLC"). In January 2009, we settled a post-closing purchase price adjustment in the amount of approximately $1.5 million, which we deposited into an escrow account that was utilized to pay a portion of land lease obligations guaranteed by the Company as discussed below. The balance of the escrow account was expended in July 2009.

        In connection with our original acquisition of Binion's on March 11, 2004, we provided limited guarantees, which reduced each month as rental payments were made on certain land leases. The guarantees expired in March 2010. TLC was obligated to use its reasonable best efforts to, among other things, pay the rent underlying the leases we guaranty on a timely basis, and to indemnify us in the event we were required to pay the land lease obligations pursuant to the guarantees.

        Since July 2009, TLC paid only a portion of total monthly rent with respect to one of the leases we guaranteed. Upon the demand of the landlord that we make monthly payments pursuant to our guarantee, we paid the amounts demanded (approximately $0.7 million in the aggregate through March 31, 2010, including $0.2 million during the three months ended March 31, 2010), thus curing the events of default. We have demanded reimbursement from TLC, and on August 5, 2009 commenced legal action for indemnification pursuant to the Stock Purchase Agreement. On October 27, 2009, we reached a settlement with TLC whereby TLC agreed to confess judgment as to amounts we paid and amounts that may be paid by us through the expiration of the guarantees, certain legal fees and interest at the rate of 10% on amounts actually paid by us with respect to the rental payments. We agreed to forbear from enforcing the judgment for two years, provided however that the forbearance will terminate under certain conditions, including if TLC fails to timely make any of the agreed payments or there is a change in control of TLC. During the forbearance period, TLC is also obligated to make

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—DISCONTINUED OPERATIONS (Continued)

payments in partial satisfaction of the judgment in the event TLC raises any capital through debt or equity.

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

        Binion's operating results and cash flows have been reflected as discontinued operations for the three months ended March 31, 2010 and 2009.

        Summary operating results for the discontinued operations for the three months ended March 31 were as follows:

	Three Months Ended March 31
	2010	2009
	(unaudited, in thousands)
Net revenues	$—	$—
Loss from discontinued operations before income taxes	(228)	(459)
Loss from discontinued operations, net of income taxes	(148)	(257)

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

        Speedway's operating results and cash flows have been reflected as discontinued operations for the three months ended March 31, 2010 and 2009.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—DISCONTINUED OPERATIONS (Continued)

        Summary operating results for the discontinued operations for the three months ended March 31 were as follows:

	Three Months Ended March 31
	2010	2009
	(unaudited, in thousands)
Net revenues	$—	$—
Income from discontinued operations before income taxes	—	39
Income from discontinued operations, net of income taxes	—	22

NOTE 5—DISPOSITIONS OF PROPERTY AND EQUIPMENT

        In January 2010, we completed the sale of three acres associated with the off-track wagering facility in Erie, Pennsylvania for $1,350,000. The transaction resulted in a gain on sale of approximately $76,000. At December 31, 2009, the acreage to be sold met the criteria for classification as held for sale as contemplated within ASC 360, Property, Plant & Equipment. The carrying value of this property was included in non-operating real properties in our consolidated balance sheet as of December 31, 2009.

        In February 2010, we completed the sale of certain parcels of non-operating real property land holdings in West Virginia for approximately $157,000, after closing costs, which approximated its carrying value. At December 31, 2009, the land parcels to be sold met the criteria for classification as held for sale as contemplated within ASC 360. The carrying value of these properties was included in non-operating real properties in our consolidated balance sheet as of December 31, 2009.

        In February 2010, we agreed in principle to a listing agreement with a commercial real estate broker to actively market our non-operating real properties. Based upon the determination in 2009 of our intent to sell the properties and changes in market conditions, we performed an evaluation to determine that the properties were carried at the lower of carrying value or fair value, as determined by an independent appraisal, less cost to sell. As a result, the carrying values were adjusted and included in non-operating real properties in our consolidated balance sheet as of December 31, 2009. The remaining properties, other than the recently completed sales in 2010 as discussed above, do not meet the classification criteria established in ASC 360 and as such are not classified as held for sale at March 31, 2010 and December 31, 2009. These properties are included in non-operating real properties in the consolidated balance sheets at March 31, 2010 and December 31, 2009.

        During the three months ended March 31, 2010, we disposed of gaming equipment resulting in a loss on disposal of approximately $140,000.

NOTE 6—EQUITY TRANSACTIONS AND EARNINGS PER SHARE

        We account for stock-based compensation in accordance with ASC 718 Compensation—Stock Compensation (formerly SFAS No. 123(R), Share-Based Payment). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values and that compensation expense be recognized for awards over the requisite service period of the award or to an employee's eligible retirement date, if earlier. This accounting standard also requires the benefits of tax deductions in

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 6—EQUITY TRANSACTIONS AND EARNINGS PER SHARE (Continued)

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

        The stock option activity for the three months ended March 31, 2010 was as follows:

	Restricted Stock Units		Stock Options
	Restricted Share Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price
Outstanding December 31, 2009	—	$—	1,209,500	$6.91
Granted	520,000	1.78	—	—
Exercised	—	—	—	—
Expired	—	—	(470,000)	2.50
Forfeited	(50,000)	1.78	(31,500)	10.10

Outstanding March 31, 2010	470,000	$1.78	708,000	$9.70

Exercisable March 31, 2010	—	—	658,000	$10.15

        Total stock compensation expense recognized during the three months ended March 31, 2010 was $99,000 ($65,000 net of tax), including $22,000 relating to stock options and $77,000 relating to RSUs. During the three-month period of 2009, we recognized stock compensation expense of $38,000 ($25,000 net of tax) for stock options. As of March 31, 2010, we had approximately $43,000 and $785,000 of unrecognized compensation cost related to non-vested stock options and RSUs, respectively, that is expected to be recognized over a weighted-average period of approximately 0.47 years and 2.81 years, respectively.

        We utilize the treasury stock method in determining the dilutive effect of outstanding stock options and RSUs. Our basic earnings per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, RSUs, and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences. Options to purchase 708,000 and 1,383,500 shares of common stock and RSUs of 470,000 and -0- were outstanding for the three months ended March 31, 2010 and 2009, respectively, but were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7—INCOME TAXES

        The effective income tax rate is reflective of permanent non-deductible expenses plus an additional state income tax provision (benefit), if any, associated with the operations of Presque Isle Downs & Casino. The effective income tax rate for continuing operations for the three months ended March 31, 2010 was approximately 26.3%. The difference between the effective rate and the statutory rate is due to permanent items not deductible for income tax purposes.

        We recognize interest expense and penalties related to uncertain tax positions in income tax expense. During each of the three months ended March 31, 2010 and 2009, we recognized interest expense of approximately $4,000.

        The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0.1 million. We do not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

        During the three months ended March 31, 2010, deferred tax assets of approximately $221,000 relating to the expiration or forfeiture of stock options were reversed. The reversal is reflected in the consolidated balance sheet as of March 31, 2010 as a reduction of additional paid-in capital.

        The Company and its subsidiaries file a consolidated federal income tax return and consolidated and separate income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examinations for years before 2004. We are currently under examination by the Internal Revenue Service for tax years ended December 31, 2007 and 2008. We do not expect the results of the audit to have a material impact on our consolidated financial statements.

NOTE 8—LONG-TERM DEBT

Senior Secured Notes

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

        Our $260 million 12.625% Senior Secured Notes will mature on July 15, 2014, with interest payable semi-annually on January 15 and July 15 of each year. On or after July 15, 2011, we may redeem some or all of the Senior Secured Notes at any time at redemption prices that will decrease from 106.313% for redemptions after July 15, 2011 to 103.156% after July 15, 2012 to 100% after July 15, 2013. In addition, if we experience certain change of control events (as defined in the indenture governing the Senior Secured Notes), we must offer to repurchase the notes at 101% of their principal amount, plus accrued and unpaid interest. The Senior Secured Notes (and our Senior Subordinated Notes) are jointly and severally, fully and unconditionally guaranteed by each of our present subsidiaries consisting of Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc., as well as future subsidiaries other than our immaterial subsidiaries, our unrestricted subsidiaries (as defined in the indenture governing the Senior Secured Notes) and Speakeasy Gaming of Las Vegas, Inc., MTR-Harness, Inc. and Jackson Racing, Inc. The Senior Secured Notes and the subsidiary guarantees are secured on a second priority basis (subject to permitted prior liens including borrowings under the Credit Facility discussed below) by a security interest in substantially all of the assets (other than excluded assets, including capital stock of our subsidiaries, cash and deposit accounts, certain real property, gaming licenses and certain gaming equipment that cannot be pledged pursuant to applicable law) of the Company and the guarantors.

        Under the registration rights agreement applicable to the Senior Secured Notes, we were required to file an exchange offer registration statement and to consummate an offer to exchange the Senior Secured Notes for equivalent registered securities. The exchange offer was completed on March 18, 2010.

Senior Subordinated Notes

        Our $125 million 9% Senior Subordinated Notes mature in their entirety on June 1, 2012. At any time on or after June 1, 2009, we may redeem all or a portion of the notes at a premium that will decrease over time (104.5% to 100%) as set forth in the agreement, plus accrued and unpaid interest.

        Commencing in the second quarter of 2008 and until the Senior Subordinated Notes are no longer outstanding, we are required to pay consent fees of $5.00 per $1,000 of principal to the holders of our Senior Subordinated Notes if we do not satisfy certain quarterly financial ratios. We have not met these ratios and therefore recorded additional expense of $625,000 during each of the three months ended March 31, 2010 and 2009.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 8—LONG-TERM DEBT (Continued)

Credit Agreement

        On March 18, 2010, the Company and Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Company) and Aladdin Credit Advisors, L.P., as administrative agent, entered into a Credit Agreement (the "Credit Agreement") which provides for a $20.0 million senior secured delayed-draw term loan credit facility (the "Credit Facility"), $10.0 million of which has been drawn by the Company and remains outstanding. The Credit Agreement and related Credit Facility replaces our former Amended and Restated Credit Facility, which was undrawn, except for letters of credit aggregating $0.4 million, and would have matured on March 31, 2010. In connection with the termination of our former Amended and Restated Credit Facility, the outstanding letters of credit remained outstanding but were cash collateralized. Financing costs of approximately $1.7 million were incurred in connection with entering into the Credit Agreement.

        The Credit Facility matures on the third year anniversary of the closing date. The purpose of the Credit Facility is to finance (i) ongoing working capital and general corporate needs of the Company and its subsidiaries and (ii) capital expenditures, including the development of the Presque Isle Downs property for the implementation of table gaming operations in Erie, Pennsylvania. Security for the Credit Facility includes substantially all of the real, personal and mixed property owned by the Company and its subsidiaries that are party to the Credit Agreement, including the capital stock of Mountaineer Park, Inc. and Scioto Downs, Inc., other than assets that may not be pledged pursuant to applicable gaming laws. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus 7.00% per annum (with a LIBOR floor of 2.50% per annum) or based on the prime rate plus 6.00% per annum (with a prime rate floor of 3.50% per annum). The Credit Agreement contains customary covenants limiting, among other things, our ability and the ability of our subsidiaries (other than our unrestricted subsidiaries as defined) to pay dividends, redeem stock or make other distributions or restricted payments; incur additional indebtedness or issue preferred shares; make certain investments; create liens; consolidate or merge; sell or otherwise transfer or dispose of assets; enter into sale-leaseback transactions; enter into transactions with affiliates of the Company; use the proceeds of permitted sales of our assets; and change our line of business. These covenants are subject to a number of exceptions and qualifications as set forth in the Credit Agreement. We are also required to maintain a maximum leverage ratio ranging from 7.00:1.00 to 4.50:1.00 per quarter, a minimum interest coverage ratio ranging from 1.10:1.00 to 1.50:1.00 per quarter and a minimum consolidated EBITDA covenant ranging from $54.0 million to $65.0 million per annum. In addition, we are restricted from making capital expenditures in excess of (i) $32.0 million in 2010; (ii) $23.0 million in 2011 and 2012; and (iii) $5.6 million in the first quarter of 2013, plus 50% of the amount not previously expended in the immediately prior year. Measurement of compliance with the covenants commences with the quarter ending June 30, 2010.

        A payment default or an acceleration of indebtedness in excess of $10 million, including as a result of an event of default under the Credit Facility, may give rise to an event of default under the indentures governing the Senior Secured Notes and the Senior Subordinated Notes which would entitle the holders of the notes to exercise the remedies provided in the indentures, subject to the restrictions set forth in the inter-creditor agreement between the Company, note holders and lenders participating in the Credit Facility.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 8—LONG-TERM DEBT (Continued)

        Obligations under the Credit Facility are guaranteed by each of our operating subsidiaries. Borrowings under the Credit Facility and the subsidiary guarantees are secured by substantially all of our assets and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees.

        Currently, our additional borrowing capacity under the Credit Facility is limited to a total of $10 million, and the Credit Facility matures on March 18, 2013. The term loan commitment under the Credit Agreement terminates at the earliest of the eighteen-month anniversary of the closing date or the date the term loan commitment is permanently reduced to zero pursuant to optional prepayments or mandatory commitment or prepayment reductions. Mandatory commitment or prepayment reductions shall result from net asset sale proceeds (as defined) and insurance/condemnation proceeds to the extent either such proceeds amounts are not reinvested in the business; proceeds from the issuance of equity securities other than capital stock issued pursuant to employee stock or stock option compensation plans or proceeds which shall be utilized in connection with the construction of a future gaming facility at Scioto Downs; issuance of debt other than permitted indebtedness and; 50% of consolidated excess cash flow (as defined) provided that such prepayment would not cause the aggregate amount of our cash and cash equivalents to be less than $25.0 million. Permitted indebtedness under the Credit Agreement includes furniture and equipment financing provided that the aggregate principal amounts of such indebtedness outstanding at any time shall not exceed $15.0 million; other unsecured indebtedness at any time not to exceed $5.0 million and; other indebtedness provided that (i) such indebtedness shall be unsecured and subordinated to the Credit Facility, (ii) no part of the principal or interest of such indebtedness is required to be paid prior to six months after the maturity date of the Credit Facility and (iii) upon the incurrence of such indebtedness and after giving pro forma effect thereto there shall be no default or event of default and that we shall be in pro forma compliance with the financial covenants.

Other Debt Financing Arrangements

        In 1999, Scioto Downs, Inc. entered into a term loan agreement that provides for monthly payments of principal and interest through September 2013. The term loan is collateralized by a first mortgage on Scioto Downs' real property facilities, as well as other personal property, and an assignment of the rents from lease arrangements. At March 31, 2010 and December 31, 2009, there was $1.2 million and $1.3 million, respectively, outstanding under the term loan.

        Throughout 2007 and 2008, both Presque Isle Downs and Mountaineer Casino executed various promissory notes and capital lease arrangements to finance the purchase of equipment including slot machines and surveillance equipment. Aggregate amounts due under these arrangements approximated $3.2 million and $6.5 million at March 31, 2010 and December 31, 2009, respectively. Property, plant and equipment subject to capital lease arrangements had net book values of approximately $3.0 million and $3.3 million at March 31, 2010 and December 31, 2009, respectively.

        On December 31, 2009, both Presque Isle Downs and Mountaineer Casino purchased slot machines whereby the machine suppliers provided payment terms of two years with no interest. We recorded the long-term obligations net of imputed interest at 6.75%, or approximately $79,000. Aggregate amounts due under these agreements approximated $1.0 million and $1.1 million at March 31, 2010 and December 31, 2009, respectively.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 8—LONG-TERM DEBT (Continued)

        During the three months ended March 31, 2010, we entered into equipment financing arrangements, whereby the slot machine suppliers provided payment terms of two years with no interest. We are required to make 24 monthly installments in the aggregate monthly amount of approximately $30,000 beginning in the first quarter of 2010. We recorded the long-term obligations in the aggregate amount of $679,000, which is net of imputed interest at 6.75%, or approximately $49,000. At March 31, 2010, the aggregate amounts due under the agreements approximated $635,000.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Presque Isle Downs & Casino

        Expenditures for the table games expansion at Presque Isle Downs are expected to be approximately $25 million (which is net of $3.5 million deposit returned to the Company by the Commonwealth of Pennsylvania) including capital expenditures of approximately $9.2 million, a licensing fee of $16.5 million and other costs including project opening expenses. It is anticipated that the majority of table gaming related expenditures, including the license fee, will be made in the second quarter of 2010.

Litigation

        On October 8, 2009, Edson R. Arneault, former Chairman, President and Chief Executive Officer of the Company, initiated a legal action which named as defendants the Company, certain of its affiliates and various other parties regarding a dispute under Mr. Arneault's deferred compensation and employment agreements. The complaint alleged, among other things, that we were required to continue to pay annual premiums on insurance policies under the deferred compensation and employment agreements between the Company and Mr. Arneault.

        Effective March 1, 2010, the Company and named defendants and Mr. Edson R. Arneault entered into a Settlement Agreement and Release (the "Settlement Agreement"), pursuant to which we agreed to and paid on March 2, 2010, an aggregate of $1.6 million to Mr. Arneault to, among other things, (a) terminate the obligations of the parties under a consulting agreement between the Company and Mr. Arneault, other than an agreement by Mr. Arneault not to compete with the Company by owning, operating, joining, controlling, participating in, or being connected as an officer, director, employee, partner, stockholder, consultant or otherwise with any gaming business within 100 miles of any facility owned or leased by the Company, and a non-solicitation agreement by Mr. Arneault, (b) satisfy in full any obligations that the Company may have had under a deferred compensation agreement with Mr. Arneault (in his capacity as our former Chairman, President and Chief Executive Officer), and (c) resolve, compromise and settle any and all claims related to the action filed by Mr. Arneault against the Company, its affiliates and other named parties. The settlement in the aggregate amount of $1.6 million was included as a component of other accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2009. In addition, pursuant to the terms of the Settlement Agreement, Mr. Arneault disclaimed all rights in the life insurance policies, and the proceeds and cash surrender value of such policies, that were designed to fund any deferred compensation obligations owed by the Company to Mr. Arneault. In conjunction with the settlement, we surrendered the life insurance policies and in April 2010 we received the cash surrender value of such policies in the aggregate amount of approximately $1.8 million.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

        We are a party to various lawsuits, which have arisen in the normal course of our business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on our consolidated financial condition or results of operations.

Employment Agreement

        On March 30, 2010, we entered into an amended and restated employment agreement with Robert F. Griffin, the Company's President and Chief Executive Officer, for a term of three years. The agreement provides for an annual base salary of $577,500 (as adjusted from time to time with the approval of the Compensation Committee of the Company's Board of Directors) and annual performance-based incentive compensation as determined by the Compensation Committee based on mutually agreed upon performance goals with a target amount of not less than 50% of Mr. Griffin's annual base compensation and a maximum annual amount of not less than 120% of Mr. Griffin's annual base compensation. The agreement also provides for the grant, in the first year, of 200,000 restricted stock units ("RSUs") and a cash retention award payable in the aggregate amount of $150,000. The RSUs and the cash retention award vest ratably over three years. The agreement also includes provisions for compensation in the event of termination for circumstances as defined in the agreement and in the event the Company does not offer to extend the employment agreement for an additional three years.

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

  •
  the enactment of future gaming legislation in the jurisdictions in which we operate our casinos or in competing jurisdictions, particularly the recent developments regarding gaming in Ohio and table games at casinos in Pennsylvania;

  •
  the success and growth of table gaming at our West Virginia casino and the successful implementation and growth of table gaming at our Pennsylvania casino;

  •
  the success of non-taxable promotional credits (commonly referred to as "free play"), which was implemented September 1, 2009 at our West Virginia casino;

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

  •
  our substantial indebtedness;

  •
  the ability to obtain additional financing, if and when needed, and the impact of leverage and debt service requirements;

  •
  certain covenants in our debt documents;

  •
  the integration and performance of acquired businesses;

  •
  the effect of war, terrorism, natural disasters and other catastrophic events;

  •
  the effect of disruptions to our systems and infrastructure:

  •
  general economic and market conditions; and

  •
  the other factors as set forth in Part II Item 1A Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2009.

        Additional factors that could cause our actual performance to differ materially from that contemplated by such forward-looking statements are detailed in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as other recent filings with the Securities and Exchange Commission. We do not intend to publicly update any forward-looking statements, except as may be required by law.

        The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes which are contained elsewhere in this report.

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

        Mountaineer currently operates approximately 2,800 slot machines, 40 poker tables and 66 casino table games, including blackjack, craps, roulette and other games, and offers live thoroughbred horse racing and on-site pari-mutuel wagering.

        Presque Isle Downs currently operates approximately 2,000 slot machines and live thoroughbred horse racing during the months of May through September with pari-mutuel wagering year-round. On January 7, 2010, Pennsylvania amended its gaming law, permitting table games at Pennsylvania casinos; and on April 29, 2010, the Pennsylvania Gaming Control Board approved our petition to conduct table gaming at Presque Isle Downs. We intend to implement table gaming operations with 48 casino table games at Presque Isle Downs in July 2010.

        Scioto Downs conducts live harness horse racing with pari-mutuel wagering generally during the months of May through September.

        Through May 27, 2009, our wholly-owned subsidiary, MTR-Harness, Inc., owned a 50% interest in North Metro Harness Initiative, LLC, which operates Running Aces Harness Park in Anoka County, Minnesota. We relinquished our interest in North Metro to North Metro's lender pursuant to a settlement agreement with North Metro's lender executed on May 27, 2009. The assets, liabilities, operating results and cash flows of MTR-Harness, Inc. and its interest in North Metro are reflected as discontinued operations.

        Through our wholly-owned subsidiary, Jackson Racing, Inc., we own a 90% interest in Jackson Trotting Association LLC, which had operated Jackson Harness Raceway in Jackson, Michigan. On December 4, 2008, Jackson Trotting ceased the racing and simulcast wagering operations at Jackson

Harness Raceway and surrendered its racing license to the Michigan Racing Commission. The assets, liabilities, operating results and cash flows of Jackson Racing, Inc. and its interest in Jackson Trotting are reflected as discontinued operations.

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

Results of Operations

        The following table sets forth a reconciliation of income (loss) from continuing operations, a generally accepted accounting principles ("GAAP") financial measure, to Adjusted EBITDA from continuing operations, a non-GAAP measure, and income (loss) from discontinued operations, a GAAP financial measure, to Adjusted EBITDA from discontinued operations, a non-GAAP measure, for each of the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(unaudited, in thousands)
Continuing Operations:
MTR Gaming Group, Inc. (consolidated)—continuing operations:
(Loss) income from continuing operations	$(3,137)	$1,502
Interest expense, net of interest income	13,538	9,485
(Benefit) provision for income taxes	(1,111)	1,184
Depreciation	7,292	7,274
Loss on disposal of property	66	8

Adjusted EBITDA from continuing operations	$16,648	$19,453

Mountaineer Casino, Racetrack & Resort:
Income from continuing operations	$6,215	$3,731
Interest expense, net of interest income	54	2,242
Provision for income taxes	2,212	2,932
Depreciation	3,518	3,586
Loss (gain) on disposal of property	90	(17)

Adjusted EBITDA from continuing operations	$12,089	$12,474

Presque Isle Downs & Casino:
Income from continuing operations	$3,135	$3,137
Interest expense, net of interest income	72	(131)
Provision for income taxes	1,116	2,465
Depreciation	3,565	3,485
Gain on disposal of property	(24)	—

Adjusted EBITDA from continuing operations	$7,864	$8,956

	Three Months Ended March 31,
	2010	2009
	(unaudited, in thousands)
Scioto Downs:
Loss from continuing operations	$(527)	$(411)
Interest expense, net of interest income	18	22
Benefit for income taxes	(188)	(324)
Depreciation	200	201

Adjusted EBITDA from continuing operations	$(497)	$(512)

Corporate:
Loss from continuing operations	$(11,960)	$(4,955)
Interest expense, net of interest income	13,394	7,352
Benefit for income taxes	(4,251)	(3,889)
Depreciation	9	2
Loss on disposal of property	—	25

Adjusted EBITDA from continuing operations	$(2,808)	$(1,465)

Discontinued operations:
MTR-Harness/Running Aces Harness Park:
Loss from discontinued operations	$(2)	$(474)
Interest expense	1	3
Benefit for income taxes	(1)	(372)
Equity in loss of North Metro Harness Initiative, LLC	—	750

Adjusted EBITDA from discontinued operations	$(2)	$(93)

Jackson Racing/Jackson Harness Raceway:
Income (loss) from discontinued operations	$7	$(41)
Provision (benefit) for income taxes, net of non-controlling interest	4	(32)

Adjusted EBITDA from discontinued operations	$11	$(73)

Ramada Inn and Speedway Casino:
Income from discontinued operations	$—	$22
Interest income	—	(2)
Provision for income taxes	—	17

Adjusted EBITDA from discontinued operations	$—	$37

Binion's Gambling Hall & Hotel:
Loss from discontinued operations	$(148)	$(257)
Benefit for income taxes	(80)	(202)

Adjusted EBITDA from discontinued operations	$228	$(459)

        Adjusted EBITDA represents earnings (losses) before interest expense (income), income tax expense (benefit), depreciation and amortization, loss on debt modification and extinguishment, equity in loss of unconsolidated joint venture, (gain) loss on disposal of property and loss on asset impairment. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) or income (loss) from operations as an indicator of our operating performance, or cash flows from operating activities, as a measure of liquidity. Adjusted EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. Management of the Company uses Adjusted EBITDA as the primary measure of the Company's operating performance and as a component in evaluating the performance of operating personnel. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes and debt principal repayments, which can be significant. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

        The following tables set forth information concerning our results of operations by property for continuing operations.

	Three Months Ended March 31,
	2010	2009
	(unaudited, in thousands)
Net revenues—continuing operations:
Mountaineer Casino, Racetrack & Resort	$58,580	$66,613
Presque Isle Downs & Casino	40,621	42,978
Scioto Downs	83	109
Corporate	75	—

Consolidated net revenues	$99,359	$109,700

	Three Months Ended March 31,
	2010	2009
	(unaudited, in thousands)
Operating income (loss)—continuing operations:
Mountaineer Casino, Racetrack & Resort	$8,481	$8,905
Presque Isle Downs & Casino	4,322	5,471
Scioto Downs	(696)	(713)
Corporate	(2,817)	(1,492)

Consolidated operating income	$9,290	$12,171

Mountaineer's Operating Results:

        During the three months ended March 31, 2010, Mountaineer's operating results were affected by competition, primarily from slot operations in Pennsylvania, general economic conditions and by unusually severe winter weather conditions in February 2010. Net revenues decreased by $8.0 million, or 12.1%, compared to the three months ended March 31, 2009, which included a $6.5 million decrease in gaming revenues. Net revenues earned from pari-mutuel commissions decreased by $0.7 million and net revenues earned from food, beverage and lodging operations decreased by $0.5 million. Promotional allowances increased by $0.1 million. However, Mountaineer's overall operating margin increased to 14.5% in 2010 from 13.4% in 2009 due primarily to the property's cost containment efforts.

        Significant factors contributing to Mountaineer's 2010 operating results were:

  •
  an overall decrease in compensation and benefits costs of $1.6 million, as well as other cost savings programs, during 2010; offset by

  •
  a decrease in marketing promotions and advertising costs of $1.7 million during 2010, related to cash promotions during the first quarter of 2009 that were eliminated as a result of the implementation of non-taxable free play on September 1, 2009.

        A discussion of Mountaineer's key operations follows.

        Gaming Operations.    Revenues from gaming operations during the three months ended March 31, 2010 decreased by $6.5 million, or 10.9%, to $53.4 million compared to the three months ended March 31, 2009; and gross profit decreased by $2.7 million, or 11.6%. The decline in the gross profit resulted primarily from the total gaming revenue decline. Revenues from slot operations decreased by $5.9 million to $42.1 million in 2010 compared to $48.0 million in 2009, and table gaming and poker revenue decreased by $0.6 million, generating revenues of $10.0 million and $1.3 million, respectively, in 2010 compared to $10.1 million and $1.8 million, respectively, in 2009.

        The following tables set forth statistical information concerning Mountaineer's gaming operations.

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Slots:
Total gross wagers	$522,809,000	$526,718,000
Less winning patron payouts	480,704,000	478,697,000

Gaming revenues (slot net win)	$42,105,000	$48,021,000
Average daily net win per slot machine	$168	$169
Hold percentage	8.1%	9.1%
Average number of slot machines	2,793	3,156
Tables:
Total table drop	$51,632,000	$54,417,000
Average daily net win per table	$1,692	$2,040
Hold percentage	19.5%	18.6%
Average number of tables	66	55
Poker:
Average daily poker rake per table	$354	$516
Average number of tables	40	40

        Management attributes the decrease in slot revenue to unusually severe weather conditions in February 2010 (as compared to 2009), general economic conditions and increased competitive pressures. On August 9, 2009, the Rivers Casino in downtown Pittsburgh, Pennsylvania, approximately a one-hour drive from Mountaineer, opened with 3,000 slot machines and various food, beverage and entertainment venues. Additionally, The Meadows Racetrack & Casino, a harness racetrack in Washington, Pennsylvania, which is approximately 40 miles southeast of Mountaineer, opened its permanent casino on April 15, 2009, with over 3,700 slot machines and various food and beverage outlets.

        On September 1, 2009, Mountaineer began to offer its patrons the ability to play slot machines with promotional credits (commonly referred to as "free play"). Promotional credits are not subject to taxes and assessments. Management believes that free play allows Mountaineer to compete more effectively with gaming operations in Pennsylvania which already have free play. To-date, we converted 2,047 of our slot machines and the state's central monitoring system to accommodate free play. Capital expenditures related to the conversion of our slot machines to accommodate free play is expected to aggregate approximately $2.5 million, of which approximately $1.9 million was expended through March 31, 2010. We believe the implementation of free play, at Mountaineer will continue to enhance Mountaineer's competitive position by drawing new customers and driving increased play from our existing customers. During the first quarter of 2010, our patrons redeemed $8.5 million of promotional credits.

        On January 7, 2010, Pennsylvania amended its gaming law, permitting table games at Pennsylvania casinos. Therefore, gaming operations at Mountaineer during 2010 will continue to be impacted by competitive pressures from the Rivers Casino in downtown Pittsburgh, Pennsylvania, The Meadows Racetrack & Casino in Washington, Pennsylvania, and to a lesser extent Presque Isle Downs. In addition, on November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at Mountaineer commencing approximately in 2013. We intend to be proactive in our efforts to mitigate the effects of such competition, which includes continuing to provide first-class customer service at all of our facilities and further reducing our costs.

        During both of the three-month periods in 2010 and 2009, gaming taxes and assessments as a percentage of slot revenues was 55.4%. For poker and table gaming operations, the tax rate is 35% plus amortization of an annual licensing fee of $2.5 million. Gaming taxes and assessments decreased overall by $3.5 million to $27.9 million during 2010 compared to 2009 as a result of the decrease in gaming revenues. Additionally, gaming compensation and benefits costs decreased by $0.4 million during 2010 compared to 2009 principally as a result of cost containment efforts.

        Pari-mutuel Commissions.    Pari-mutuel commissions is a predetermined percentage of the total amount wagered (wagering handle), with a higher commission earned on a more exotic wager, such as a trifecta, than on a single horse wager, such as a win, place or show. In pari-mutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The total wagering handle is comprised of the amounts wagered by each individual according to the wagering activity. The total amounts wagered form a pool of funds, from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts a "take-out" or gross commission from the amounts wagered, from which the racetrack pays state and county taxes and racing purses. Mountaineer's pari-mutuel commission rates are fixed as a percentage of the total wagering handle or total amounts wagered. Pari-mutuel commissions for Mountaineer, detailing gross handles less patron payouts and deductions, for the three months ended March 31 were as follows:

	Three Months Ended March 31,
	2010	2009
	(unaudited, in thousands)
Import simulcast racing pari-mutuel handle	$2,936	$3,495
Live racing pari-mutuel handle	486	1,118
Less patrons' winning tickets	(2,686)	(3,633)

	736	980
Revenues—export simulcast	824	1,842

	1,560	2,822
Less:
State and county pari-mutuel tax	(69)	(92)
Purses and Horsemen's Association	(633)	(1,212)

Revenues—pari-mutuel commissions	$858	$1,518

        Overall, Mountaineer's pari-mutuel commissions decreased by 43.5% during the first quarter of 2010, compared to 2009 as a result of 19 fewer live racing days in 2010 compared to 2009. Beginning in 2010, Mountaineer ceased live racing during the winter months of January and February. As a result, Mountaineer's expects to run live racing for 210 days during 2010 compared to 225 live racing days in 2009. The decrease in import simulcast handle, as well as export simulcast, is also due to a decline in on-track and off-track wagering, which is consistent with the national average decline in wagering and purses of 10.4% and 10.0%, respectively, during the first quarter of 2010 compared to 2009, as reported by Equibase Company.

        Live racing and import simulcast may continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or growth in the utilization of telephone and/or internet wagering) and increased competition from Pennsylvania's racetracks. Mountaineer currently simulcasts its live races to over 1,000 sites.

        Food, beverage and lodging operations.    Revenues from food, beverage and lodging operations during the three months ended March 31, 2010 were $4.8 million, which decreased by $0.5 million, or 10.1%, compared to the three months ended March 31, 2009 and gross profit from these operations decreased by 16.6%. The decrease in revenues was reflective of the decline in patron traffic and a shift in marketing strategies designed to reduce food and beverage offers to patrons and increase free play programs. Additionally, the decrease in gross profit was due in part to a 3% increase in food costs during the first quarter of 2010 compared to the first quarter of 2009.

        The average daily room rate ("ADR") for the Grande Hotel (exclusive of complimentary rooms provided to gaming patrons) decreased to $69.21 during 2010 from $76.53 during 2009. The ADR (inclusive of complimentary rooms) decreased to $48.02 from $63.03 during the same three-month periods, respectively. However, the average occupancy rate increased to $84.8% during 2010 from 71.7% during 2009. The decrease in daily room rates and increase in occupancy primarily reflects a shift in marketing strategies to market the hotel to gaming patrons and grant complimentary rooms to such patrons.

        Other operations.    Other operating revenues were primarily derived from operations of the Spa, Fitness Center, retail outlets and golf course; from the sale of programs, admission fees, and lottery tickets; from check cashing and ATM services and from entertainment events. Mountaineer's earned revenues from other operations decreased slightly by $0.1 million the first quartet of 2010; while operating expenses decreased by a $0.2 million compared to 2009.

Presque Isle Downs' Operating Results:

        During the three months ended March 31, 2010, Presque Isle Downs experienced a decline in revenues compared to the same period in 2009. Net revenues decreased by $2.4 million, or 5.5%, primarily due to a $2.2 million decrease in slot revenues. Presque Isle Downs' overall operating margin decreased to 10.6% in 2010 from 12.7% in 2009 due primarily to the decline in revenues.

        Significant factors contributing to Presque Isle Downs' 2010 operating results were:

  •
  an increase in gross profit from gaming operations, as well as food and beverage operations (as discussed below); offset by

  •
  an increase in real estate taxes of $0.4 million during the first quarter of 2010;

  •
  project opening costs of $75,000 related to the implementation of table gaming operations in July 2010; and

  •
  severance costs of $0.3 million.

        Gaming Operations.    Revenues from gaming operations during the three months ended March 31, 2010 decreased by $2.2 million, or 5.3%, to $38.4 million compared to the same period of 2009, however gross profit decreased by only $0.7 million, or 4.6%.

        The following tables set forth statistical information concerning Presque Isle Downs' gaming operations.

	Three Months Ended March 31,
	2010	2009
	(unaudited, in thousands)
Slots:
Total gross wagers	$505,034,000	$516,701,000
Less winning patron payouts	466,609,000	476,112,000

Gaming revenues (slot net win)	$38,425,000	$40,589,000
Average daily net win per slot machine	$213	$225
Hold percentage	7.6%	7.9%
Average number of slot machines	2,000	2,000

        Overall, the decrease in revenues from gaming operations during 2010 resulted in decreased gaming taxes and assessments in the amount of $1.2 million to $23.3 million compared to 2009. Presque Isle Downs' gaming taxes and assessments approximated 60.7% of slot revenues during 2010 compared to 60.5% during 2008. Additionally, both slot machine lease expenses and gaming compensation and benefits costs each decreased by $0.1 million during the first quarter.

        On January 7, 2010, Pennsylvania amended its gaming law, permitting table games at Pennsylvania casinos; and on April 29, 2010, the Pennsylvania Gaming Control Board approved our petition to conduct table gaming at Presque Isle Downs. We intend to implement table gaming operations with 48 casino table games at Presque Isle Downs in July 2010. However, on November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at Presque Isle Downs commencing approximately in 2013. We intend to be proactive in our efforts to mitigate the effects of such competition, which includes implementing table gaming at Presque Isle Downs, continuing to provide first-class customer service at all of our facilities and further reducing our costs.

        Pari-mutuel Commissions.    Overall, Presque Isle Downs' pari-mutuel commissions revenue remained consistent during the three-month periods of 2010 and 2009, earning revenues of approximately $0.4 million each period. However, operating expenses decreased slightly by $52,000 in 2010. Live racing at Presque Isle Downs will commence on May 7, 2010.

        In May 2009, the horsemen granted Presque Isle Downs approval to simulcast its live racing signal to advance deposit wagering sites. Currently, Presque Isle Downs simulcasts its live races to approximately 500 sites.

        Food and beverage operations.    Revenues from food and beverage operations were $2.2 million during 2010, which decreased by $0.1 million, or 4.3%, compared to the same period of 2009; however operating expenses only decreased slightly. As a result of the decrease in revenues, the gross profit from food and beverage operations was 4.8% in 2010 compared to 7.7% in 2009.

Scioto Downs' Operating Results:

        During the three months ended March 31, 2010, the property's net revenues and operating loss remained consistent compared to the same period during 2009. In order to reduce expenses and operating losses, Scioto Downs and Beulah Park, the other racetrack in Columbus, Ohio, have an agreement, which was approved by the Ohio Racing Commission, whereby Scioto operates its simulcasting only during its live race meet (generally May through September); and during the remaining periods, Scioto Downs' simulcasting is closed and Beulah Park operates its simulcasting. Similarly, when Scioto is open for live racing and simulcasting, Beulah Park is closed. Live racing at Scioto Downs will commence on May 7, 2010.

        On July 13, 2009, the Governor of Ohio signed an executive order directing the Ohio Lottery to take action to implement, and the Ohio legislature approved a budget bill which included language to enable video lottery terminals at Ohio's seven commercial horse tracks, including Scioto Downs. However, on September 21, 2009, the Ohio Supreme Court issued an opinion finding that the video lottery provisions of the budget bill were subject to voter referendum. It is unlikely that the vote on gaming at racetracks in Ohio will occur prior to November 2010, and there can be no assurance on the outcome of such election or whether video lottery terminals will be installed at Scioto Downs.

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

Corporate Operating Results:

        During the three months ended March 31, 2010, corporate general and administrative expenses were $2.8 million compared to $1.5 million during the same period of 2009. Significant factors contributing to the increase in general and administrative expenses in 2010 were:

  •
  an increase in compensation and benefits costs of $0.5 million during 2010 related to changes in corporate staffing levels and incentive compensation;

  •
  an increase in legal fees of $0.2 million during 2010 related to a legal settlement with our former Chairman, President and Chief Executive Officer (See "Part II, Item 1. Legal Proceedings" included elsewhere in this report) and other board of directors matters;

  •
  an increase in consulting and other professional fees of $0.2 million during 2010 related to public relations and executive compensation matters; and

  •
  the reversal of deferred compensation costs of $0.3 million during 2009 related to a former executive.

Depreciation Expense:

        Depreciation expense remained consistent during the three months ended March 31, 2010 and 2009. Total depreciation expense was $7.3 million during both of the three-month periods.

Loss on Disposal of Property:

        During the three months ended March 31, 2010, we incurred a net loss on the disposal of property in the aggregate amount of $66,000. Mountaineer and Presque Isle Downs incurred losses of $90,000 and $50,000, respectively, on the disposal of outdated slot machines. During the same period, Mountaineer and Presque Isle Downs each sold parcels of non-operating real property resulting in an aggregate gain of $74,000.

Interest:

        Interest expense, net of interest income, increased by $4.1 million to $13.5 million during the three months ended March 31, 2010, compared to the same period of 2009. The increase is primarily attributable to:

  •
  incremental interest of $3.3 million incurred on our $260 million 12.625% Senior Secured Notes which proceeds were used to payoff $100.9 million under our former credit facility and our $130 million 9.75% Senior Unsecured Notes; and

  •
  increased amortization of deferred financing fees in the amount of $0.5 million.

Income Taxes:

        Continuing Operations:    The income tax benefit during the three months ended March 31, 2010 for continuing operations was computed based on an effective income tax rate of approximately 26.3% plus interest expense related to uncertain tax positions in income tax expense. During the same period of 2009, the income tax benefit was computed based on an effective income tax rate of approximately 44.0%. During each of the three-month periods, we recognized interest expense of approximately $4,000. The effective income tax rates for 2010 and 2009 are reflective of permanent non-deductible items for which we are not able to recognize a tax benefit.

        Discontinued Operations:    The income tax benefit during the three months ended March 31, 2010 and 2009 for discontinued operations was computed based on an effective income tax rate of 35.0% and 44.0%, respectively.

Discontinued Operations:

        North Metro (d/b/a Running Aces Harness Park) Operating Results:    Our wholly-owned subsidiary MTR Harness, Inc. had a 50% interest in North Metro Harness Initiative, LLC (d/b/a Running Acres Harness Park) that operated a harness racetrack in Minneapolis, Minnesota. The racetrack was constructed with financing provided by Black Diamond Commercial Finance, LLC as agent (collectively "Black Diamond").

        On April 3, 2009, we received notification that Black Diamond, as a result of North Metro's default under the Black Diamond credit agreement, was pursuing legal action seeking (i) enforcement of our payment of the $1 million guarantee of North Metro's indebtedness and certain additional costs, and (ii) foreclosure of our subsidiary's pledged equity interest in North Metro. Pursuant to a settlement agreement with Black Diamond executed on May 27, 2009, we relinquished our interest in North Metro (the value of which we had already written down to $0) and paid $1 million to satisfy our obligations under the guarantee. Concurrently, MTR Gaming Group, Inc. entered into a Signal and Consulting Agreement with North Metro pursuant to which North Metro paid us $250,000 to provide consulting services with respect to its racing operations for a term of three years. On June 3, 2009, Black Diamond terminated the litigation with prejudice and we and Black Diamond executed mutual releases.

        During the three months ended March 31, 2010 and 2009, we incurred a pre-tax loss on discontinued operations of approximately $3,000 and $846,000, respectively.

        Jackson Racing (d/b/a Jackson Harness Raceway):    Jackson Trotting Association, LLC, in which our wholly-owned subsidiary Jackson Racing, Inc. holds a 90% interest, operated Jackson Harness Raceway in Jackson, Michigan, and offered harness racing, simulcast wagering and casual dining. On December 4, 2008, Jackson Trotting ceased the racing and simulcast wagering operations at Jackson Harness Raceway and surrendered its racing license to the Michigan Racing Commission.

        During the three months ended March 31, 2010, we earned pre-tax income on the discontinued operations, before the 10% non-controlling interest in Jackson Trotting not owned by us, of approximately $12,000. During the three months ended March 31, 2009, we incurred a pre-tax loss on the discontinued operations, before the 10% non-controlling interest in Jackson Trotting not owned by us, of approximately $76,000.

        Ramada Inn and Speedway Casino:    On June 3, 2008, our wholly-owned subsidiary, Speakeasy Gaming of Las Vegas, Inc., sold the gaming assets of the Ramada Inn and Speedway Casino to Lucky Lucy D, LLC in accordance with the terms of an Asset Purchase and Sale Agreement dated January 11, 2008.

        During the three months ended March 31, 2010, we had no income or expenses relating to the discontinued operations of Speedway. During the three months ended March 31, 2009, we earned pre-tax income on discontinued operations of approximately $39,000.

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

        In connection with our original acquisition of Binion's on March 11, 2004, we provided limited guarantees, which reduced each month as rental payments were made on certain land leases. The guarantees expired in March 2010. TLC was obligated to use its reasonable best efforts to, among other things, pay the rent underlying the leases we guaranty on a timely basis, and to indemnify us in the event we were required to pay the land lease obligations pursuant to the guarantees.

        Since July 2009, TLC paid only a portion of total monthly rent with respect to one of the leases we guaranteed. Upon the demand of the landlord that we make monthly payments pursuant to our guarantee, we paid the amounts demanded (approximately $0.7 million in the aggregate through March 31, 2010, including $0.2 million during the three months ended March 31, 2010), thus curing the events of default. We have demanded reimbursement from TLC, and on August 5, 2009 commenced legal action for indemnification pursuant to the Stock Purchase Agreement. On October 27, 2009, we reached a settlement with TLC whereby TLC agreed to confess judgment as to amounts we paid and amounts that may be paid by us through the expiration of the guarantees, certain legal fees and interest at the rate of 10% on amounts actually paid by us with respect to the rental payments. We agreed to forbear from enforcing the judgment for two years, provided however that the forbearance will terminate under certain conditions, including if TLC fails to timely make any of the agreed payments or there is a change in control of TLC. During the forbearance period, TLC is also obligated to make payments in partial satisfaction of the judgment in the event TLC raises any capital through debt or equity.

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

        During the three months ended March 31, 2010 and 2009, we incurred pre-tax losses on discontinued operations of approximately $0.2 million and $0.5 million, respectively.

Cash Flows

        Net cash used in operating activities approximated $2.9 million during the three months ended March 31, 2010, and net cash provided by operating activities was $16.4 million during 2009. Current period non-cash expenses included $9.0 million of depreciation and amortization. In 2009, operating activities included depreciation and amortization of $8.4 million. Included in cash flows from operating activities for 2010 was $19,000 used in discontinued operations compared to $0.5 million provided by discontinued operations for 2009.

        Net cash used in investing activities was $1.0 million during the three months ended March 31, 2010, comprised primarily of capital expenditures of $1.9 million offset by proceeds from the sale of property of $1.4 million. During the three-month period of 2009, net cash used in investing activities was $2.6 million, comprised primarily of capital expenditures of $2.7 million.

        Net cash provided by financing activities was $5.5 million during the three months ended March 31, 2010, compared to $3.2 million used during the three-month period of 2009. Financing activities for 2010 included proceeds of $10.0 million from the credit agreement entered into on March 18, 2010 and proceeds of $0.7 million from equipment financing, offset by payment of credit agreement financing-related costs of $1.7 million. Principal payments on long-term obligations aggregated $3.5 million during the three months ended March 31, 2010. Financing activities for 2009 included principal payments on long-term obligations aggregating $3.2 million.

Liquidity and Sources of Capital

        We had working capital of $40.1 million as of March 31, 2010, and our unrestricted cash balance amounted to $46.3 million. At March 31, 2010, the balances in bank accounts owned by Mountaineer's horsemen, but to which we contribute funds for racing purses, exceeded our purse payment obligations by $5.5 million. This amount is available for payment of future purse obligations at our discretion and in accordance with the terms of its agreement with the Horsemen's Benevolent & Protective Association (the "HBPA").

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

        Our $260 million 12.625% Senior Secured Notes will mature on July 15, 2014, with interest payable semi-annually on January 15 and July 15 of each year. On or after July 15, 2011, we may redeem some or all of the Senior Secured Notes at any time at redemption prices that will decrease from 106.313% for redemptions after July 15, 2011 to 103.156% after July 15, 2012 to 100% after July 15, 2013. In addition, if we experience certain change of control events (as defined in the indenture governing the Senior Secured Notes), we must offer to repurchase the notes at 101% of their principal amount, plus accrued and unpaid interest. The Senior Secured Notes (and our Senior Subordinated Notes) are jointly and severally, fully and unconditionally guaranteed by each of our present subsidiaries consisting of Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc., as well as future subsidiaries, other than our immaterial subsidiaries, our unrestricted subsidiaries (as defined in the indenture governing the Senior Secured Notes) and Speakeasy Gaming of Las Vegas, Inc., MTR-Harness, Inc. and Jackson Racing, Inc. The Senior Secured Notes and the subsidiary guarantees are secured on a second priority basis (subject to permitted prior liens including borrowings under the Credit Facility discussed below) by a security interest in substantially all of the assets (other than excluded assets, including capital stock of our subsidiaries, cash and deposit accounts, certain real property, gaming licenses and certain gaming equipment that cannot be pledged pursuant to applicable law) of the Company and the guarantors. The originally issued Senior Secured Notes were exchanged for equivalent registered securities on March 18, 2010.

        On March 18, 2010, the Company and Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Company) and Aladdin Credit Advisors, L.P., as administrative agent, entered into a Credit Agreement (the "Credit Agreement") which provides for a $20.0 million senior secured delayed-draw term loan credit facility (the "Credit Facility"), $10.0 million of which has been drawn by the Company and remains outstanding. The Credit Agreement and related Credit Facility replaces our former Amended and Restated Credit Facility, which was undrawn, except for letters of credit aggregating $0.4 million, and would have matured on March 31, 2010. In connection with the termination of our former Amended and Restated Credit Facility, the outstanding letters of credit remained outstanding but were cash collateralized.

        The Credit Facility matures on the third year anniversary of the closing date. The purpose of the Credit Facility is to finance (i) ongoing working capital and general corporate needs of the Company and its subsidiaries and (ii) capital expenditures, including the development of the Presque Isle Downs property for the implementation of table gaming operations in Erie, Pennsylvania. Security for the Credit Facility includes substantially all of the real, personal and mixed property owned by the Company and its subsidiaries that are party to the Credit Agreement, including the capital stock of Mountaineer Park, Inc. and Scioto Downs, Inc., other than assets that may not be pledged pursuant to applicable gaming laws. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus 7.00% per annum (with a LIBOR floor of 2.50% per annum) or based on the prime rate plus 6.00% per annum (with a prime rate floor of 3.50% per annum). The Credit Agreement contains customary covenants limiting, among other things, our ability and the ability of our subsidiaries (other than our unrestricted subsidiaries as defined) to pay dividends, redeem stock or make other distributions or restricted payments; incur additional indebtedness or issue preferred shares; make certain investments; create liens; consolidate or merge; sell or otherwise transfer or dispose of assets; enter into sale-leaseback transactions; enter into transactions with affiliates of the Company; use the proceeds of permitted sales of our assets; and change our line of business. These covenants are subject to a number of exceptions and qualifications as set forth in the Credit Agreement. We are also required to maintain a maximum leverage ratio ranging from 7.00:1.00 to 4.50:1.00 per quarter, a minimum interest coverage ratio ranging from 1.10:1.00 to 1.50:1.00 per quarter and a minimum consolidated EBITDA covenant ranging from $54.0 million to $65.0 million per annum. In addition, we are restricted from making capital expenditures in excess of (i) $32.0 million in 2010; (ii) $23.0 million in 2011 and 2012; and (iii) $5.6 million in the first quarter of 2013, plus 50% of the amount not previously expended in the immediately prior year. Measurement of compliance with the covenants commences with the quarter ending June 30, 2010.

        A payment default or an acceleration of indebtedness in excess of $10 million, including as a result of an event of default under the Credit Facility, may give rise to an event of default under the indentures governing the Senior Secured Notes and the Senior Subordinated Notes which would entitle the holders of the notes to exercise the remedies provided in the indentures, subject to the restrictions set forth in the inter-creditor agreement between the Company, note holders and lenders participating in the Credit Facility.

        Obligations under the Credit Facility are guaranteed by each of our operating subsidiaries. Borrowings under the Credit Facility and the subsidiary guarantees are secured by substantially all of our assets and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees.

        Currently, our additional borrowing capacity under the Credit Facility is limited to a total of $10 million, and the Credit Facility matures on March 18, 2013. The term loan commitment under the Credit Agreement terminates at the earliest of the eighteen-month anniversary of the closing date or the date the term loan commitment is permanently reduced to zero pursuant to optional prepayments or mandatory commitment or prepayment reductions. Mandatory commitment or prepayment reductions shall result from net asset sale proceeds (as defined) and insurance/condemnation proceeds to the extent either such proceeds amounts are not reinvested in the business; proceeds from the issuance of equity securities other than capital stock issued pursuant to employee stock or stock option compensation plans or proceeds which shall be utilized in connection with the construction of a future gaming facility at Scioto Downs; issuance of debt other than permitted indebtedness and; 50% of consolidated excess cash flow (as defined) provided that such prepayment would not cause the aggregate amount of our cash and cash equivalents to be less than $25.0 million. Permitted indebtedness under the Credit Agreement includes furniture and equipment financing provided that the aggregate principal amounts of such indebtedness outstanding at any time shall not exceed $15.0 million; other unsecured indebtedness at any time not to exceed $5.0 million and; other indebtedness provided that (i) such indebtedness shall be unsecured and subordinated to the Credit Facility, (ii) no part of the principal or interest of such indebtedness is required to be paid prior to six months after the maturity date of the Credit Facility and (iii) upon the incurrence of such indebtedness and after giving pro forma effect thereto there shall be no default or event of default and that we shall be in pro forma compliance with the financial covenants.

        The indentures governing the Senior Secured Notes and Senior Subordinated Notes permit equipment financing for existing gaming facilities outstanding at any one time of up to the greater of $20 million or 4.5% of consolidated tangible assets (as defined) of the Company. The indentures also permit (i) financing under a new credit agreement of up to $20 million and (ii) equipment financing for gaming equipment to be installed in future gaming facilities or for additional gaming operations as a result of the approval of additional permitted gaming activities by applicable gaming authorities. However, additional borrowings, including amounts permitted under the indentures, are limited by the terms of the Credit Agreement. In order to borrow amounts in excess of the amended permitted debt basket under the indentures governing the Senior Secured Notes and Senior Subordinated Notes (subject to limitations under our Credit Facility), we must either satisfy the debt incurrence tests provided by the indentures or obtain the prior consents of the holders of at least a majority in aggregate principal amount of those notes that are not owned by the Company or any of its affiliates. While the indentures for the Senior Secured Notes and the Senior Subordinated Notes, as amended, will allow us to incur indebtedness to fund development of future gaming operations, like slot gaming at Scioto Downs, the indentures governing those notes require us to obtain equity financing in the amount of 40% and 50%, respectively, of the total financed costs in excess of the permitted indebtedness.

        At March 31, 2010, borrowings outstanding under the Credit Facility aggregated $10 million. Additionally, cash collateralized letters of credit for approximately $0.4 million were also outstanding. At December 31, 2009, there were no borrowings outstanding under our former Amended and Restated Credit Facility, except for letters of credit for approximately $0.6 million.

        During the three months ended March 31, 2010, we purchased 50 slot machines at an aggregate $0.7 million utilizing two-year vendor repayment terms with no interest.

        At March 31, 2010, we had total debt in aggregate principal amount of $401.1 million (exclusive of discounts), $276.1 million in aggregate principal amount which is secured. Our substantial debt could have significant effects on our business. See "Part I, Item 1A. Risk Factors—Risks Related to Our Capital Structure" which is included in our Annual Report on Form 10-K for the year ended December 31, 2009.

        Commencing in the second quarter of 2008 and until the Senior Subordinated Notes are no longer outstanding, we are required to pay consent fees of $5.00 per $1,000 of principal to the holders of our Senior Subordinated Notes if we do not satisfy certain quarterly financial ratios. We have not met these ratios and therefore recorded additional expense of $0.6 million for the quarter ended March 31, 2010. We also anticipate that we will have to pay these fees in 2010 depending upon the level of our outstanding debt.

        In February 2010, Mountaineer completed the sale of 194 acres of non-operating real property land holdings for $157,000, after closing costs, which approximated its carrying value.

        In January 2010, Presque Isle Downs sold three acres of non-operating real property land holdings associated with the 14.3 acre, off-track wagering facility which was purchased in July 2007. The net proceeds on the sale were approximately $1.2 million, after closing costs, which resulted in a gain on the sale in the amount of $76,000.

        During 2010, we anticipate federal income tax refunds of approximately $9.0 million resulting from the carryback of 2009 net operating losses to prior periods.

        The following contractual cash obligations have been updated from those which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 (see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included in our Annual Report on Form 10-K for the year ended December 31, 2009).

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Contractual cash obligations:
Long-term debt(1)	$401.1	$4.1	$136.8	$260.2	$—
Employment agreements(2)	6.7	3.1	3.3	0.3	—

Total	$407.8	$7.2	$140.1	$260.5	$—

(1)
These amounts, exclusive of the interest component, are included on our consolidated balance sheets. See Note 7 to our consolidated financial statements in our Annual Report of Form 10-K for the year ended December 31, 2009 for additional information about our debt and related matters.

(2)
Includes base salaries and guaranteed payments but not incentive amounts that cannot be calculated.

Capital Expenditures:

        During the three months ended March 31, 2010, additions to property and equipment and other capital projects for continuing operations aggregated $1.9 million. Expenditures included approximately $0.6 million related to gaming equipment at Mountaineer, and $0.2 million and $0.6 million related to gaming equipment and table gaming expansion, respectively, at Presque Isle Downs.

        We anticipate spending up to a total of approximately $15.0 million during 2010 on capital expenditures, exclusive of amounts relating to table gaming expansion in Pennsylvania. Capital expenditures for 2010 include approximately $3.6 million for environmental control facilities, Concentrated Animal Feeding Operations ("CAFO"), associated with our horseracing facilities in West Virginia. It is anticipated that these expenditures will be reimbursed from funds provided by the West Virginia Racing Commission. Such funds will be accounted for as a reduction of the cost of CAFO expenditures.

        Expenditures for table games are expected to be approximately $25 million (which is net of $3.5 million deposit returned to the Company by the Commonwealth of Pennsylvania) including capital expenditures of approximately $9.2 million, a licensing fee of $16.5 million and other costs including project opening expenses. It is anticipated that the majority of table gaming related expenditures, including the license fee, will be made in the second quarter of 2010.

Commitments and Contingencies:

        On July 13, 2009, the Governor of Ohio signed an executive order directing the Ohio Lottery to take action to implement, and the Ohio legislature approved a budget bill which included language to enable video lottery terminals at Ohio's seven commercial horse tracks, including Scioto Downs. However, on September 21, 2009, the Ohio Supreme Court issued an opinion finding that the video lottery provisions of the budget bill were subject to voter referendum. It is unlikely that the vote on gaming at racetracks in Ohio will occur prior to November 2010, and there can be no assurance on the outcome of such election or whether video lottery terminals will be installed at Scioto Downs.

        The Ohio legislation enabling video lottery was also subject to a lawsuit filed on September 3, 2009 asserting that expanded gaming activities at racetracks violates the Ohio constitution and requires voter approval. The lawsuit alleges that slot machines are not lottery games that were approved by Ohio voters in authorizing the lottery and that the allocation of profits between the state of Ohio and racetracks violates Ohio constitutional provisions earmarking lottery proceeds for education. The Ohio legislation enabling video lottery is also subject to a lawsuit filed on September 14, 2009 asserting, in addition to the assertions in the prior lawsuit, that the legislation is unconstitutional, because, among other things, it violates the Ohio constitution's requirements that no bill shall contain more than one subject, that every bill shall be considered by each House on three different days, that the state's credit not be used in aid of any individual, association or corporation, and that all proceeds generated by the lottery be used to support education in the state. These lawsuits were dismissed in October 2009. Each of these lawsuits may be refiled.

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

        Even if gaming is permitted at Scioto Downs following the resolution of the pending litigation and satisfaction of the voter referendum requirements, the recent passage of a referendum permitting casino gaming may materially adversely affect our ability to obtain financing to pay the license fees and otherwise make necessary investments at Scioto Downs to permit gaming and comply with the conditions to licensing. Additionally, tax rates on the revenue from such casinos would be substantially lower than the tax rates proposed by the Governor of Ohio to be imposed on video lottery at the racetracks, resulting in a competitive advantage for the casinos. Such new competition may have a material adverse effect on our business, financial condition and results of operations. See "Part I, Item 1A, Risk Factors—Risks Related to Our Business—We face significant competition from other gaming and racing facilities, and increased competition could have a material adverse effect on us; recent passage of a referendum authorizing four casinos in Ohio will create significant new competition" which is included in our Annual Report filed on Form 10-K for the year ended December 31, 2009. We intend to lobby for lower licensing fees and taxes in light of the anticipated competition from casinos authorized by the November 3, 2009 referendum, but we cannot assure you that we will be successful. We believe that approval of slot gaming or video lottery at Ohio racetracks will positively impact our business prospects and financial condition because we expect that slot gaming or video lottery at Scioto Downs will, if approved, increase our revenues and operating margins at that property. If slot gaming and video lottery are permitted at Ohio racetracks, we expect to expand and construct a slot machine casino at Scioto Downs, which will require additional debt and equity financing that may not be available on terms that are acceptable to us. See "Part I, Item 1A, Risk Factors—Risks Related to Our Capital Structure—The indenture governing the Senior Secured and Senior Subordinated Notes and our other debt agreements contain covenants that significantly restrict our operations" and "—Risks Related to Our Business—The future of slot gaming and video lottery at Scioto Downs is uncertain" both of which are included in our Annual Report filed on Form 10-K for the year ended December 31, 2009.

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

        We have agreed in principle to contract terms to engage a real estate broker, and correspondingly reviewed our non-operating real property land holdings to determine which properties should be considered for sale. Properties that are to be disposed of or considered held for sale were reviewed to determine if an impairment in value was indicated based upon fair value estimates as determined by independent appraisal. Impairment is measured based on a comparison of the carrying value of the property to its fair value less costs of disposal. As discussed in Note 4 to our consolidated financial statements included in our Annual Report filed on Form 10-K for the year ended December 31, 2009, an impairment loss was recorded at December 31, 2009.

        In connection with our original acquisition of Binion's on March 11, 2004, we provided limited guarantees, on certain land leases. The guarantees expired in March 2010. Since July 2009, TLC Casino Enterprises, Inc. ("TLC"), who acquired Binion's from us on March 7, 2008, paid only a portion of total monthly rent with respect to one of the leases we guaranteed. Upon the demand of the landlord that we make monthly payments pursuant to our guarantee, we paid the amounts demanded (approximately $705,000 in the aggregate through March 31, 2010), thus curing the events of default.

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

        We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in greater detail in "Part I, Item 3. Legal Proceedings" and Note 8 to our consolidated financial statements, both of which are included in our Annual Report on Form 10-K for the year ended December 31, 2009. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business" which is included in our Annual Report on Form 10-K for the year ended December 31, 2009.

        Our level of indebtedness and our working capital present other risks to investors, including the possibility that we may be unable to generate cash sufficient to pay the principal of and interest on our indebtedness when due; and that we may not be able to meet tests and covenants of such debt agreements and achieve satisfactory resolution of such non-compliance with the lenders. In such an event, the holders of our indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and proceed against any collateral securing such indebtedness. These actions could limit our ability to borrow additional funds and would likely have a material adverse effect on our business and results of operations. Debt rating downgrades do not impact the terms of borrowings under our Credit Agreement, the Senior Secured Notes or the Senior Subordinated Notes. However, a debt rating downgrade could impact the terms of and our ability to refinance existing debt or to obtain new financing, particularly in light of the downturn in the national and worldwide economies and the current state of the credit markets. Additionally, changes in the regulatory environment or restriction on or prohibition of our gaming or racing operations, whether arising out of legislation or litigation, could have a material adverse effect on our liquidity. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business" which is in our Annual Report on Form 10-K for the year ended December 31, 2009.

        We believe that our cash balances on hand, cash flow from operations, extended payment terms from gaming equipment vendors, availability under permitted equipment financing and availability under the Credit Facility, and any proceeds from the sale of non-core assets will be sufficient to fund our liquidity needs, including any capital required to fund maturing debt obligations and any other contemplated capital expenditures, including an estimated $25 million of expenditures associated with table gaming expansion in Pennsylvania, and short-term funding requirements for the next twelve months, with the exception of amounts required for the licensing and construction of a video lottery facility at Scioto Downs if permitted by law. We cannot assure you that estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds and increased difficulties with respect to our ability to raise such funds. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business and—Risks Related to Our Capital Structure," both of which are included in our Annual Report on Form 10-K for the year ended December 31, 2009.

        We will require additional financing to pay required license fees and fund the expansion and improvement of the Scioto Downs facilities to comply with licensing requirements and accommodate video lottery gaming if it is ultimately successful. The indenture governing our Senior Secured Notes, the indenture governing our Senior Subordinated Notes and our Credit Agreement limit our ability to incur additional indebtedness and pay the required license fees. As such, we would be required to seek the consent of the lenders under our Credit Agreement, to incur the indebtedness necessary to fund our cash needs in connection with commencing slot gaming at Scioto Downs and to sell equity securities without repaying amounts outstanding under the Credit Facility. We cannot assure you that such lenders would grant the necessary consents. While the indentures for the new Senior Secured Notes and the Senior Subordinated Notes, as recently amended, will allow us to incur indebtedness to fund development of future gaming operations, like slot gaming at Scioto Downs, the indentures governing those notes require us to obtain equity financing in the amount of 40% and 50%, respectively, of the total financed costs in excess of the permitted indebtedness. We cannot assure you that we will be able to obtain the necessary debt or equity financing on terms that are acceptable to us, or at all.

        If we are unable to generate sufficient cash flow in the future, we may be unable to fund our operations or satisfy our debt obligations. Further, if we are unable to raise additional capital, we may be unable to make timely payments toward license fees and other required expenditures if video gaming at Ohio racetracks is permitted, which could have a material adverse effect on our liquidity position, business, financial condition and results of operations.

Employment Agreement:

        On March 30, 2010, we entered into an amended and restated employment agreement with Robert F. Griffin, the Company's President and Chief Executive Officer, for a term of three years. The agreement provides for an annual base salary of $577,500 (as adjusted from time to time with the approval of the Compensation Committee of the Company's Board of Directors) and annual performance-based incentive compensation as determined by the Compensation Committee based on mutually agreed upon performance goals with a target amount of not less than 50% of Mr. Griffin's annual base compensation and a maximum annual amount of not less than 120% of Mr. Griffin's annual base compensation. The agreement also provides for the grant, in the first year, of 200,000 restricted stock units ("RSUs") and a cash retention award payable in the aggregate amount of $150,000. The RSUs and the cash retention award vest ratably over three years.

        In the event of a termination of Mr. Griffin's employment by the Company without cause, or by Mr. Griffin for good reason (as defined in the employment agreement), Mr. Griffin will receive (i) unpaid base compensation earned through the date of termination and incentive compensation earned with respect to completed fiscal periods, (ii) his then-applicable monthly base compensation, payable each month for a period of two years, (iii) any amounts in excess of amounts permitted under Section 162 of the Internal Revenue Code that Mr. Griffin has previously elected to defer (the "Section 162 Deferred Amounts"), (iv) his monthly bonus amount (as defined in the employment agreement), payable each month for a period of two years, (v) a monthly amount so that Mr. Griffin can continue to receive health benefits coverage for a period to end on the earlier of (a) the second anniversary of the termination, or (b) the date on which Mr. Griffin accepts employment by, or renders services to, any other business or entity providing Mr. Griffin with health benefits coverage (such period, the "Health Benefits Period"), and (vi) any outstanding and unvested portions of RSUs, stock options and cash retention awards, each of which shall vest upon such termination. The calculation of the incentive compensation amount will be prorated for the amount of time Mr. Griffin was employed during the calendar year of termination.

        In the event of a termination of Mr. Griffin's employment by the Company without cause, or by Mr. Griffin for good reason, within one (1) year after a change in control (as defined in the employment agreement), Mr. Griffin will receive a severance payment equal to (i) unpaid base compensation earned through the date of termination and incentive compensation earned with respect to completed fiscal periods, (ii) the Section 162 Deferred Amount, if any, (iii) a lump sum payment equal to two times Mr. Griffin's then-applicable base compensation, (iv) a lump sum payment equal to two times Mr. Griffin's annual bonus amount, and (v) a monthly amount so that Mr. Griffin can continue to receive health benefits coverage for the Health Benefits Period. The agreement also provides that upon a change in control all unvested RSUs, stock options and cash retention awards shall vest in full on the date of the change in control.

        In the event of a termination of Mr. Griffin's employment by the Company for cause, or by Mr. Griffin without good reason (as defined in the Employment agreement), Mr. Griffin will be entitled to receive unpaid base compensation earned through the date of termination and incentive compensation earned with respect to completed fiscal periods, the Section 162 Deferred Amounts, if any, and all unvested portions of RSUs, stock options and cash retention awards shall be forfeited.

        In the event of a termination of Mr. Griffin's employment by the Company by reason of disability, Mr. Griffin will receive (i) unpaid base compensation earned through the date of termination and incentive compensation earned with respect to completed fiscal periods, (ii) the Section 162 Deferred Amounts, if any, (iii) a monthly amount so that Mr. Griffin can continue to receive health benefits coverage for the Health Benefits Period, (iv) his monthly bonus amount, payable each month for a period of two years, (v) his then-applicable monthly base compensation, payable each month for a period of two years, and (vi) any outstanding and unvested portions of RSUs, stock options and cash retention awards, each of which shall vest upon such termination. In the event of a termination of Mr. Griffin's employment by the Company by reason of death, Mr. Griffin will receive the compensation identified under items (i),(ii) and (vi) of this paragraph.

        If, by 90 days prior to the end of the Employment agreement's term, the Company does not offer to extend the employment agreement on substantially comparable terms for an additional three years, Mr. Griffin will be entitled to receive a severance payment equal to (i) an amount equal to two times Mr. Griffin's then-applicable annual base compensation, payable in 12 monthly installments, provided, however, that the amount paid will be discounted by any amount(s) paid to Mr. Griffin as compensation for employment by, or services rendered to, any other business or entity, and (ii) a monthly amount so that Mr. Griffin can continue to receive health benefits coverage for the Health Benefits Period.

Outstanding Options and Restricted Stock Units:

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

        As of May 10, 2010, there were outstanding options to purchase 708,000 shares of our common stock. If all such stock options were exercised, we would receive proceeds of approximately $6.9 million. We utilize the treasury stock method in determining the dilutive effect of outstanding stock options. Our basic earnings per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

Critical Accounting Policies

        Our critical accounting policies disclosures are included in our Annual Report on Form 10-K for the year ended December 31, 2009. Management believes that there have been no material changes since December 31, 2009. We have not substantively changed the application of our policies and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.

Recent Accounting Pronouncements

        In April 2010, Accounting Standards Update No. 2010-16, Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities ("ASU 2010-16"), was issued. ASU 2010-16 codifies the consensus reached in Emerging Issues Task Force Issue No. 09-F, "Casino Base Jackpot Liabilities." ASU 2010-16 amends the FASB Accounting Standards Codification™ to clarify that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance in this ASU applies to both base and progressive jackpots. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. We are currently evaluating the requirements of ASU 2010-16 and have not yet determined the impact on our consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. However, with the issuance of the fixed rate Senior Secured Notes in August and October 2009 and Senior Subordinated Notes in May 2006, our exposure to interest rate changes will be limited to amounts which may be outstanding under our Credit Facility. (See Liquidity and Sources of Capital included elsewhere within this report and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included in our Annual Report on Form 10-K for the year ended December 31, 2009).

        Depending upon the amounts outstanding under our Credit Facility, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $200,000.

        At March 31, 2010, the fair value of our Credit Facility and other long-term debt approximates the carrying value, except for our $260 million Senior Secured Notes and $125 million Senior Subordinated Notes for which the fair value was determined based upon level 2 inputs (as defined by ASC 820, Fair Value Measurements and Disclosures) including quoted market prices and bond terms and conditions. The aggregate fair value of the Senior Secured Notes and Senior Subordinated Notes was $361.0 million at March 31, 2010.

ITEM 4.    CONTROLS AND PROCEDURES.

(a)    Evaluation of Disclosure Controls and Procedures

        We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, evaluated and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Edson R. Arneault v. MTR Gaming Group, Inc., et al, Civil Action No. 09-C-175R, Circuit Court of Hancock County, West Virginia. On October 8, 2009, Edson R. Arneault, former Chairman, President and Chief Executive Officer of the Company, initiated a legal action which named as defendants the Company, certain of its affiliates and various other parties regarding a dispute under Mr. Arneault's deferred compensation and employment agreements. The complaint alleged, among other things, that we were required to continue to pay annual premiums on insurance policies under the deferred compensation and employment agreements between the Company and Mr. Arneault. Effective March 1, 2010, the Company and named defendants and Mr. Edson R. Arneault entered into a Settlement Agreement and Release (the "Settlement Agreement"), pursuant to which we agreed to and paid on March 2, 2010, an aggregate of $1.6 million to Mr. Arneault to, among other things, (a) terminate the obligations of the parties under a consulting agreement between the Company and Mr. Arneault, other than an agreement by Mr. Arneault not to compete with the Company by owning, operating, joining, controlling, participating in, or being connected as an officer, director, employee, partner, stockholder, consultant or otherwise with any gaming business within 100 miles of any facility owned or leased by the Company, and a non-solicitation agreement by Mr. Arneault, (b) satisfy in full any obligations that the Company may have had under a deferred compensation agreement with Mr. Arneault (in his capacity as our former Chairman, President and Chief Executive Officer), and (c) resolve, compromise and settle any and all claims related to the action filed by Mr. Arneault against the Company, its affiliates and other named parties. In addition, pursuant to the terms of the Settlement Agreement, Mr. Arneault disclaimed all rights in the life insurance policies, and the proceeds and cash surrender value of such policies, that were designed to fund any deferred compensation obligations owed by the Company to Mr. Arneault. In conjunction with the settlement, we surrendered the life insurance policies and in April 2010 we received the cash surrender value of such policies in the aggregate amount of approximately $1.8 million.

        We are also a party to various lawsuits, which have arisen in the normal course of our business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on our consolidated financial position or results of operations. Legal matters are discussed in greater detail in "Part I, Item 3. Legal Proceedings" and Note 8 to our Consolidated Financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 1A.    RISK FACTORS

        A description of our risk factors can be found in "Part I, Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2009. There were no material changes to those risk factors during the three months ended March 31, 2010.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

ITEM 4.    REMOVED AND RESERVED

ITEM 5.    OTHER INFORMATION

        Not Applicable.

ITEM 6.    EXHIBITS

Exhibits	Item Title
10.1	Amended and Restated Employment Agreement by and between MTR Gaming Group, Inc. and Robert F. Griffin dated March 30, 2010 (incorporated by reference to our report on Form 8-K filed on March 31, 2010).
10.2
Credit Agreement, dated March 18, 2010, by and among the Registrant, Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Aladdin Credit Advisors, L.P., as administrative agent (incorporated by reference to our report on Form 8-K filed on March 19, 2010).
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

Date: May 10, 2010	MTR GAMING GROUP, INC.
	By:	/s/ ROBERT F. GRIFFIN Robert F. Griffin PRESIDENT AND CHIEF EXECUTIVE OFFICER
	By:	/s/ DAVID R. HUGHES David R. Hughes CORPORATE EXECUTIVE VICE-PRESIDENT AND CHIEF FINANCIAL OFFICER

Exhibit Index

Exhibits	Item Title
10.1	Amended and Restated Employment Agreement by and between MTR Gaming Group, Inc. and Robert F. Griffin dated March 30, 2010 (incorporated by reference to our report on Form 8-K filed on March 31, 2010).
10.2
Credit Agreement, dated March 18, 2010, by and among the Registrant, Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Aladdin Credit Advisors, L.P., as administrative agent (incorporated by reference to our report on Form 8-K filed on March 19, 2010).
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