Form 10-Q
period 2010-06-30
MTR GAMING GROUP INC
filed 2010-08-09
CIK 834162

Use these links to rapidly review the document
MTR GAMING GROUP, INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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

COMMON STOCK, $.00001 PAR VALUE
Class
27,475,260
Outstanding at August 9, 2010

MTR GAMING GROUP, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	JUNE 30 2010	DECEMBER 31 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,587	$44,755
Restricted cash	1,040	483
Accounts receivable, net of allowance for doubtful accounts of $303 in 2010 and $458 in 2009	3,335	2,641
Inventories	3,672	3,794
Deferred financing costs	3,979	3,606
Prepaid income taxes	632	8,663
Deferred income taxes	139	37
Prepaid expenses and other current assets	6,256	8,181

Total current assets	67,640	72,160
Property and equipment, net	325,921	332,351
Goodwill	494	494
Other intangibles	85,529	69,021
Deferred financing costs, net of current portion	9,949	10,616
Deposits and other	2,861	4,632
Non-operating real property	12,215	13,554
Assets of discontinued operations	185	185

Total assets	$504,794	$503,013

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,054	$2,150
Accounts payable—gaming taxes and assessments	3,309	7,030
Accrued payroll and payroll taxes	4,372	3,373
Accrued interest	16,736	14,247
Other accrued liabilities	9,402	11,641
Construction project and equipment liabilities	2,337	583
Current portion of long-term debt and capital lease obligations	2,913	6,618
Liabilities of discontinued operations	216	237

Total current liabilities	41,339	45,879
Long-term debt and capital lease obligations, net of current portion	386,175	375,885
Deferred income taxes	7,849	7,976

Total liabilities	435,363	429,740

Stockholders' equity:
Common stock	—	—
Additional paid-in capital	61,836	61,882
Retained earnings	7,678	11,475
Accumulated other comprehensive loss	(300)	(300)

Total stockholders' equity of MTR Gaming Group, Inc.	69,214	73,057
Non-controlling interest of discontinued operations	217	216

Total stockholders' equity	69,431	73,273

Total liabilities and stockholders' equity	$504,794	$503,013

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2010	2009	2010	2009
Revenues:
Gaming	$99,732	$108,930	$191,591	$209,496
Pari-mutuel commissions	3,634	4,126	4,947	6,091
Food, beverage and lodging	8,514	8,493	15,487	16,103
Other	2,256	2,569	3,865	4,265

Total revenues	114,136	124,118	215,890	235,955
Less promotional allowances	(2,514)	(2,986)	(4,909)	(5,123)

Net revenues	111,622	121,132	210,981	230,832

Operating expenses:
Expenses of operating departments:
Gaming	62,167	68,599	119,607	131,381
Pari-mutuel commissions	3,488	3,835	5,288	6,120
Food, beverage and lodging	6,135	6,155	11,583	11,887
Other	1,740	1,807	3,131	3,196
Marketing and promotions	3,514	6,503	6,399	10,948
General and administrative	13,547	14,318	27,219	27,932
Project-opening costs	1,023	—	1,098	—
Depreciation	7,073	7,314	14,365	14,588
Loss on the sale or disposal of property	57	130	123	138

Total operating expenses	98,744	108,661	188,813	206,190

Operating income	12,878	12,471	22,168	24,642
Other income (expense):
Interest income	8	—	12	439
Interest expense	(13,528)	(9,956)	(27,070)	(19,880)

(Loss) income from continuing operations before income taxes	(642)	2,515	(4,890)	5,201
Benefit (provision) for income taxes	132	(1,598)	1,243	(2,782)

(Loss) income from continuing operations	(510)	917	(3,647)	2,419

Discontinued operations:
Loss from discontinued operations before income taxes and non-controlling interest	(10)	(660)	(229)	(2,002)
Benefit for income taxes	3	92	80	681

Loss from discontinued operations before non-controlling interest	(7)	(568)	(149)	(1,321)
Non-controlling interest	—	3	(1)	6

Loss from discontinued operations	(7)	(565)	(150)	(1,315)

Net (loss) income	$(517)	$352	$(3,797)	$1,104

Net (loss) income per share—basic:
(Loss) income from continuing operations	$(0.02)	$0.03	$(0.13)	$0.09
Loss from discontinued operations	—	(0.02)	(0.01)	(0.05)

Net (loss) income	$(0.02)	$0.01	$(0.14)	$0.04

Net (loss) income per share—diluted:
(Loss) income from continuing operations	$(0.02)	$0.03	$(0.13)	$0.09
Loss from discontinued operations	—	(0.02)	(0.01)	(0.05)

Net (loss) income	$(0.02)	$0.01	$(0.14)	$0.04

Weighted average number of shares outstanding:
Basic	27,475,260	27,475,260	27,475,260	27,475,260

Diluted	27,475,260	27,475,260	27,475,260	27,475,260

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	SIX MONTHS ENDED JUNE 30
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(3,797)	$1,104
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	14,365	14,588
Amortization of deferred financing fees	3,341	2,317
Bad debt expense	73	271
Stock-based compensation expense	229	43
Deferred income taxes	(450)	(2)
Decrease in long-term deferred compensation	—	(20)
Loss on the sale or disposal of property	123	138
Change in operating assets and liabilities:
Accounts receivable	(767)	2,432
Prepaid income taxes	8,031	7,059
Other current assets	2,047	10,247
Accounts payable	(3,817)	(1,971)
Accrued liabilities	2,949	(9,588)

Net cash provided by continuing operating activities	22,327	26,618
Net cash used in discontinued operating activities	(20)	(257)

Net cash provided by operating activities	22,307	26,361

Cash flows from investing activities:
(Increase) decrease in restricted cash	(557)	93
Decrease in deposits and other	1,771	412
Proceeds from sale of non-operating real property	1,370	—
Proceeds from sale of property and equipment	162	205
Reimbursement of capital expenditures from West Virginia Racing Commission	2,270	—
Capital expenditures	(10,521)	(7,070)
Payment of Pennsylvania table games license	(16,508)	—

Net cash used in continuing investing activities	(22,013)	(6,360)
Net cash used in discontinued investing activities	—	—

Net cash used in investing activities	(22,013)	(6,360)

Cash flows from financing activities:
Proceeds from credit facility	10,000	—
Proceeds from equipment financing	679	—
Principal payments on long-term debt and capital lease obligations	(5,344)	(8,077)
Financing cost paid	(1,797)	(224)

Net cash provided by (used in) continuing financing activities	3,538	(8,301)
Net cash provided by (used in) discontinued financing activities	—	—

Net cash provided by (used in) financing activities	3,538	(8,301)

Net increase in cash and cash equivalents	3,832	11,700
Cash and cash equivalents, beginning of year	44,755	29,011

Cash and cash equivalents, end of year	$48,587	$40,711

Cash paid (refunded) during the period for:
Interest paid	$21,241	$17,502

Income taxes refunded	$(8,906)	$(7,752)

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of MTR Gaming Group, Inc. and Subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

        Discontinued operations, as discussed in Note 4, include (i) MTR-Harness, Inc. and its interest in North Metro Harness Initiative, LLC; (ii) Jackson Racing, Inc. and its interest in Jackson Trotting Association, LLC; (iii) Binion's Gambling Hall & Hotel; and (iv) Ramada Inn and Speedway Casino.

        Certain other reclassifications have been made to the prior year's consolidated financial statement presentation to conform to the current presentation. These reclassifications did not affect our consolidated net income (loss) or cash flows.

        We have evaluated all subsequent events through the date the financial statements were issued. No material recognized or non-recognized subsequent events were identified.

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

        The fair value of our cash equivalents approximates the carrying value at June 30, 2010 and December 31, 2009. The fair value was determined based on Level 1 inputs.

        The carrying value of amounts outstanding under our Credit Facility (see Note 8) at June 30, 2010 approximate fair value based on the prevailing interest rates. There were no amounts outstanding on the Amended and Restated Credit Facility at December 31, 2009. The fair value of our $260 million 12.625% Senior Secured Notes was $260.7 million at June 30, 2010 and $249.6 million at December 31, 2009 compared to carrying values of $249.9 million and $248.6 million at June 30, 2010 and December 31, 2009, respectively. The fair value of our $125 million 9% Senior Subordinated Notes was $95.0 million at June 30, 2010 and $98.8 million at December 31, 2009 compared to a carrying value of $125 million at June 30, 2010 and December 31, 2009. The fair value was determined based on Level 2 inputs including quoted market prices and bond terms and conditions.

        Our Senior Secured Notes, Senior Subordinated Notes, and amounts outstanding under our other debt financing arrangements were stated at carrying value as long-term debt in our consolidated balance sheets as of June 30, 2010 and December 31, 2009.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—DISCONTINUED OPERATIONS

North Metro Harness Initiative, LLC (d/b/a Running Aces Harness Park)

        Our wholly-owned subsidiary MTR-Harness, Inc. previously held a 50% interest in North Metro Harness Initiative, LLC (d/b/a Running Acres Harness Park) that operates a harness racetrack in Minneapolis, Minnesota. The racetrack was constructed with financing provided by Black Diamond Commercial Finance, LLC as agent (collectively "Black Diamond").

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

        The assets and liabilities of MTR-Harness, Inc. have been reflected as assets and liabilities of discontinued operations in our consolidated balance sheets as of June 30, 2010 and December 31, 2009, and the operating results and cash flows have been reflected as discontinued operations for the three and six months ended June 30, 2010 and 2009.

        Summary operating results for the discontinued operations for the three and six months ended June 30 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(unaudited, in thousands)
Net revenues	$—	$—	$—	$—
Loss from discontinued operations before income taxes	(5)	(369)	(8)	(1,215)
Loss from discontinued operations, net of income taxes	(3)	(327)	(5)	(801)

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

        The assets and liabilities of Jackson Racing, Inc. and Jackson Trotting have been reflected as assets and liabilities of discontinued operations in our consolidated balance sheets as of June 30, 2010 and

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—DISCONTINUED OPERATIONS (Continued)

December 31, 2009, and the operating results and cash flows have been reflected as discontinued operations for the three and six months ended June 30, 2010 and 2009.

        Summary operating results for the discontinued operations for the three and six months ended June 30 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(unaudited, in thousands)
Net revenues	$—	$—	$—	$—
Loss (income) from discontinued operations before income taxes and non-controlling interest	—	(95)	12	(171)
Loss (income) from discontinued operations, net of non-controlling interest and income taxes	—	(68)	7	(109)

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

        In connection with our original acquisition of Binion's on March 11, 2004, we provided limited guarantees on certain land leases. The guarantees expired in March 2010. TLC was obligated to use its reasonable best efforts to, among other things, pay the rent underlying the leases we guaranty on a timely basis, and to indemnify us in the event we were required to pay the land lease obligations pursuant to the guarantees.

        Since July 2009, TLC paid only a portion of total monthly rent with respect to one of the leases we guaranteed. Upon the demand of the landlord that we make monthly payments pursuant to our guarantee, we paid the amounts demanded (approximately $0.7 million in the aggregate through March 2010, including $0.2 million during the three months ended March 31, 2010), thus curing the events of default that existed. We have demanded reimbursement from TLC, and on August 5, 2009 commenced legal action for indemnification pursuant to the Stock Purchase Agreement. On October 27, 2009, we reached a settlement with TLC whereby TLC agreed to confess judgment as to amounts we paid and amounts that may be paid by us through the expiration of the guarantees, certain legal fees and interest at the rate of 10% on amounts actually paid by us with respect to the rental payments. We agreed to forbear from enforcing the judgment for two years, provided however that the forbearance will terminate under certain conditions, including if TLC fails to timely make any of the agreed payments or there is a change in control of TLC. During the forbearance period, TLC is also obligated to make payments in partial satisfaction of the judgment in the event TLC raises any capital through debt or

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—DISCONTINUED OPERATIONS (Continued)

equity. Through June 30, 2010, TLC has reimbursed us $25,000 for legal fees that we had incurred in connection with our collection efforts.

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

        Binion's operating results and cash flows have been reflected as discontinued operations for the three and six months ended June 30, 2010 and 2009.

        Summary operating results for the discontinued operations for the three and six months ended June 30 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(unaudited, in thousands)
Net revenues	$—	$—	$—	$—
Loss from discontinued operations before income taxes	(5)	(201)	(233)	(660)
Loss from discontinued operations, net of income taxes	(4)	(178)	(152)	(435)

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

        The assets and liabilities of Speedway have been reflected as assets and liabilities of discontinued operations in our consolidated balance sheets as of June 30, 2010 and December 31, 2009, and the operating results and cash flows have been reflected as discontinued operations for the three and six months ended June 30, 2010 and 2009.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—DISCONTINUED OPERATIONS (Continued)

        Summary operating results for the discontinued operations for the three and six months ended June 30 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(unaudited, in thousands)
Net revenues	$—	$—	$—	$—
Income from discontinued operations before income taxes	—	5	—	44
Income from discontinued operations, net of income taxes	—	8	—	30

NOTE 5—PROPERTY AND EQUIPMENT

Dispositions

        In January 2010, we completed the sale of three acres associated with the 14.3 acre, off-track wagering facility in Erie, Pennsylvania for approximately $1.2 million, after closing costs. The transaction resulted in a gain on sale of approximately $76,000. At December 31, 2009, the acreage to be sold met the criteria for classification as held for sale as contemplated within ASC 360, Property, Plant & Equipment. The carrying value of this property was included in non-operating real properties in our consolidated balance sheet as of December 31, 2009.

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

        In June 2010, we completed the sale of a certain parcel of a non-operating real property land holding in West Virginia for approximately $9,000, after closing costs. The transaction resulted in a loss on sale of approximately $41,000. The carrying value of this property was included in non-operating real properties in our consolidated balance sheet as of December 31, 2009.

        In February 2010, we agreed in principle to a listing agreement with a commercial real estate broker to actively market our non-operating real properties. Based upon the determination in 2009 of our intent to sell the properties and changes in market conditions, we performed an evaluation to determine that the properties were carried at the lower of carrying value or fair value, as determined by an independent appraisal, less cost to sell. As a result, the carrying values were adjusted and included in non-operating real properties in our consolidated balance sheet as of December 31, 2009. The remaining properties, other than the recently completed sales in 2010 as discussed above, do not meet the classification criteria established in ASC 360 and as such are not classified as held for sale at June 30, 2010 and December 31, 2009. These properties are included in non-operating real properties in our consolidated balance sheets at June 30, 2010 and December 31, 2009.

        During the three and six months ended June 30, 2010, we disposed of gaming equipment resulting in a loss on disposal of approximately $17,000 and $157,000, respectively.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 5—PROPERTY AND EQUIPMENT (Continued)

Other

        The West Virginia Racing Commission has provided reimbursement for capital expenditures aggregating $2.3 million, including $1.2 million related to capital expenditures that were incurred in prior years. These amounts have been applied against the applicable acquisition costs which resulted in corresponding adjustments to depreciation expense. Such adjustments did not have a material impact on our consolidated financial statements.

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

        On January 22, 2010, we amended certain of our stock incentive plans to provide for the grants of restricted stock units ("RSUs") and cash awards to key employees (including officers and directors) of or consultants to the Company, or its subsidiaries, as the Compensation Committee of the Company's Board of Directors may determine. Pursuant to the amended plans, on January 22, 2010, we granted a total of 520,000 RSUs with a fair value of $1.78 per unit, the NASDAQ Official Close Price per share of common stock on that date, and cash awards totaling $390,000 to certain key employees. Additionally, on May 17, 2010, we granted 50,000 RSUs with a fair value of $1.90 per unit, the NASDAQ Official Close Price per share of common stock on that date, and a cash award of $37,500 to a key employee; and on June 9, 2010, we granted a total of 75,000 RSUs with a fair value of $1.75 per unit, the NASDAQ Official Close Price per share of common stock on that date, to two key employees. The RSUs will vest at the rate of one-third upon each of the first, second and third anniversaries of the date of the grants. Unvested RSUs shall vest on the date of a change of control (as defined).

        On August 5, 2010, our stockholders approved the Company's 2010 Long-Term Incentive Plan (the "2010 Plan") which provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity and non-equity based awards to employees, officers and non-employee members of the Board. Pursuant to the 2010 Plan, on August 5, 2010 each of the Company's six non-employee directors were granted 30,000 RSUs with a fair value of $2.14 per unit, the NASDAQ Official Close Price per share of common stock on that date. The grants of such RSUs were previously approved by the Board of Directors, pending the approval of the 2010 Plan by our stockholders. The RSUs vest immediately and will be delivered upon the date that is the earlier of termination of service on the Board of Directors or the consummation of a change of control of the Company.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 6—EQUITY TRANSACTIONS AND EARNINGS PER SHARE (Continued)

        The restricted stock unit and stock option activity for the six months ended June 30, 2010 was as follows:

	Restricted Stock Units		Stock Options
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price
Outstanding December 31, 2009	—	$—	1,209,500	$6.91
Granted	645,000	1.79	—	—
Exercised	—	—	—	—
Expired	—	—	(470,000)	2.50
Forfeited	(50,000)	1.78	(71,500)	9.81

Outstanding June 30, 2010	595,000	$1.79	668,000	$9.71

Exercisable June 30, 2010	—	—	618,000	$10.19

        Total stock compensation expense recognized during the three and six months ended June 30, 2010 was $130,000 ($84,000 net of tax) and $229,000 ($149,000 net of tax), including $23,000 and $45,000, respectively, related to stock options and $107,000 and $184,000 related to RSUs, respectively. During the three and six month periods of 2009, we recognized stock compensation expense of $5,000 ($3,000 net of tax) and $43,000 ($28,000 net of tax), respectively, for stock options. As of June 30, 2010, we had approximately $20,300 and $932,500 of unrecognized compensation cost related to non-vested stock options and RSUs, respectively, that is expected to be recognized over a weighted-average period of approximately 0.22 years and 2.65 years, respectively.

        We utilize the treasury stock method in determining the dilutive effect of outstanding stock options and RSUs. Our basic earnings per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and RSUs utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences. Options to purchase 668,000 and 1,343,500 shares of common stock and RSUs of 595,000 and -0- were outstanding for the six months ended June 30, 2010 and 2009, respectively, but were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive.

        On August 5, 2010, our stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the total number of shares of common stock which the Company will have authority to issue from 50,000,000 shares to 100,000,000 shares, par value $0.00001 per share.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 7—INCOME TAXES

        The effective income tax rate is reflective of permanent non-deductible expenses plus an additional state income tax provision (benefit), if any, associated with the operations of Presque Isle Downs & Casino. The effective income tax rate for continuing operations for the six months ended June 30, 2010 was approximately 25.6%. The difference between the effective rate and the statutory rate is due to permanent items not deductible for income tax purposes.

        We recognize interest expense and penalties related to uncertain tax positions in income tax expense. During each of the three months ended June 30, 2010 and 2009, we recognized interest expense of approximately $6,000 and $4,000, respectively. During the six months ended June 30, 2010 and 2009, we recognized interest expense of $12,000 and $7,000, respectively.

        The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0.1 million. We do not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

        During the six months ended June 30, 2010, deferred tax assets of approximately $221,000 related to the expiration or forfeiture of stock options were reversed. The reversal is reflected in the consolidated balance sheet as of June 30, 2010 as a reduction of additional paid-in capital.

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

NOTE 8—LONG-TERM DEBT

Senior Secured Notes

        On August 12, 2009, we completed the offering of $250 million in aggregate principal amount of 12.625% Senior Secured Notes due July 15, 2014, at an issue price of 95.248% of the principal amount of the Senior Secured Notes. The net proceeds of the sale of the Senior Secured Notes, together with cash on hand, were utilized to (i) repurchase all of our outstanding $130 million 9.75% Senior Unsecured Notes that were due April 1, 2010; (ii) repay $100.2 million outstanding under our existing senior secured revolving credit facility; and (iii) pay consent fees in connection with the solicitation of consents to certain amendments to the indenture governing the Senior Subordinated Notes.

        On October 13, 2009, we completed an additional offering of $10 million in aggregate principal amount of 12.625% Senior Secured Notes due July 15, 2014, at an issue price of 96.000% of the principal amount of the Senior Secured Notes. The additional notes form a part of the same series as our previously issued and outstanding Senior Secured Notes. The net proceeds of this offering were used for general corporate purposes.

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

        Commencing in the second quarter of 2008 and until the Senior Subordinated Notes are no longer outstanding, we are required to pay consent fees of $5.00 per $1,000 of principal to the holders of our Senior Subordinated Notes if we do not satisfy certain quarterly financial ratios. We have not met these ratios and therefore recorded additional expense of $625,000 during each of the three months ended June 30, 2010 and 2009 and $1,250,000 during each of the six months ended June 30, 2010 and 2009.

Credit Agreement

        On March 18, 2010, the Company and Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Company) and Aladdin Credit Advisors, L.P., as administrative agent, entered into a Credit Agreement (the "Credit Agreement") which provides for a $20.0 million senior secured delayed-draw term loan credit facility (the "Credit Facility"), $10.0 million of which has been drawn by the Company and currently remains outstanding. The Credit Agreement and related Credit Facility replaces our former Amended and Restated Credit Facility, which was undrawn, except for letters of credit aggregating $0.4 million, and would have matured on March 31, 2010. In connection with the termination of our former Amended and Restated Credit Facility, the outstanding letters of credit remained outstanding but were cash collateralized. The cash collateralized letters of credit are included in restricted cash in our consolidated balance sheet as of June 30, 2010. Financing costs of approximately $1.7 million were incurred in connection with entering into the Credit Agreement.

        The Credit Facility matures on the third year anniversary of the closing date. The purpose of the Credit Facility is to finance (i) ongoing working capital and general corporate needs of the Company and its subsidiaries and (ii) capital expenditures, including the development of the Presque Isle Downs property for table gaming operations in Erie, Pennsylvania. Security for the Credit Facility includes substantially all of the real, personal and mixed property owned by the Company and its subsidiaries that are party to the Credit Agreement, including the capital stock of Mountaineer Park, Inc. and Scioto Downs, Inc., other than assets that may not be pledged pursuant to applicable gaming laws. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus 7.00% per annum

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 8—LONG-TERM DEBT (Continued)

(with a LIBOR floor of 2.50% per annum) or based on the prime rate plus 6.00% per annum (with a prime rate floor of 3.50% per annum). The Credit Agreement contains customary covenants limiting, among other things, our ability and the ability of our subsidiaries (other than our unrestricted subsidiaries as defined) to pay dividends, redeem stock or make other distributions or restricted payments; incur additional indebtedness or issue preferred shares; make certain investments; create liens; consolidate or merge; sell or otherwise transfer or dispose of assets; enter into sale-leaseback transactions; enter into transactions with affiliates of the Company; use the proceeds of permitted sales of our assets; and change our line of business. These covenants are subject to a number of exceptions and qualifications as set forth in the Credit Agreement. We are also required to maintain a maximum leverage ratio ranging from 7.00:1.00 to 4.50:1.00 per quarter, a minimum interest coverage ratio ranging from 1.10:1.00 to 1.50:1.00 per quarter and a minimum consolidated EBITDA covenant ranging from $54.0 million to $65.0 million per annum. In addition, we are restricted from making capital expenditures in excess of (i) $32.0 million in 2010; (ii) $23.0 million in 2011 and 2012; and (iii) $5.6 million in the first quarter of 2013, plus 50% of the amount not previously expended in the immediately prior year. Measurement of compliance with the covenants commenced with the quarter ended June 30, 2010 and the Company was in compliance.

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

Other Debt Financing Arrangements

        In 1999, Scioto Downs, Inc. entered into a term loan agreement that provides for monthly payments of principal and interest through September 2013. The term loan is collateralized by a first mortgage on Scioto Downs' real property facilities, as well as other personal property, and an assignment of the rents from lease arrangements. At June 30, 2010 and December 31, 2009, there was $1.1 million and $1.3 million, respectively, outstanding under the term loan.

        Throughout 2007 and 2008, both Presque Isle Downs and Mountaineer Casino executed various promissory notes and capital lease arrangements to finance the purchase of equipment including slot machines and surveillance equipment. Aggregate amounts due under these arrangements approximated $1.7 million and $6.5 million at June 30, 2010 and December 31, 2009, respectively. Property, plant and equipment subject to capital lease arrangements had net book values of approximately $2.7 million and $3.3 million at June 30, 2010 and December 31, 2009, respectively.

        On December 31, 2009, both Presque Isle Downs and Mountaineer Casino purchased slot machines whereby the machine suppliers provided payment terms of two years with no interest. We recorded the long-term obligations net of imputed interest at 6.75%, or approximately $79,000. Aggregate amounts due under these agreements approximated $0.8 million and $1.1 million at June 30, 2010 and December 31, 2009, respectively.

        During the six months ended June 30, 2010, we entered into equipment financing arrangements, whereby the slot machine suppliers provided payment terms of two years with no interest. We are required to make 24 monthly installments in the aggregate monthly amount of approximately $30,000 beginning in the first quarter of 2010. We recorded the long-term obligations in the aggregate amount of $679,000, which is net of imputed interest at 6.75%, or approximately $49,000. At June 30, 2010, the aggregate amounts due under the agreements approximated $0.6 million.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Presque Isle Downs & Casino

        We commenced table gaming operations at Presque Isle Downs on July 8, 2010. Expenditures for the table games expansion at Presque Isle Downs are expected to total approximately $25 million (which is net of a $3.5 million deposit returned to the Company by the Commonwealth of Pennsylvania) including capital expenditures of approximately $9 million, a licensing fee of $16.5 million and other costs including project-opening costs. Through June 30, 2010, expenditures included $7.0 million related to construction and equipment, $16.5 million for the licensing fee and $1.1 million in project-opening costs. The licensing fee was included in other intangibles in our consolidated balance sheet as of June 30, 2010.

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

        Effective March 1, 2010, the Company and named defendants and Mr. Arneault entered into a Settlement Agreement and Release (the "Settlement Agreement"), pursuant to which we agreed to and paid on March 2, 2010, an aggregate of $1.6 million to Mr. Arneault to, among other things, (a) terminate the obligations of the parties under a consulting agreement between the Company and Mr. Arneault, other than an agreement by Mr. Arneault not to compete with the Company by owning, operating, joining, controlling, participating in, or being connected as an officer, director, employee, partner, stockholder, consultant or otherwise with any gaming business within 100 miles of any facility owned or leased by the Company, and a non-solicitation agreement by Mr. Arneault, (b) satisfy in full any obligations that the Company may have had under a deferred compensation agreement with Mr. Arneault (in his capacity as our former Chairman, President and Chief Executive Officer), and (c) resolve, compromise and settle any and all claims related to the action filed by Mr. Arneault against the Company, its affiliates and other named parties. The settlement in the aggregate amount of $1.6 million was included as a component of other accrued liabilities in our consolidated balance sheet as of December 31, 2009. In addition, pursuant to the terms of the Settlement Agreement, Mr. Arneault disclaimed all rights in the life insurance policies, and the proceeds and cash surrender value of such policies, that were designed to fund any deferred compensation obligations owed by the Company to Mr. Arneault. In conjunction with the settlement, we surrendered the life insurance policies and in April 2010 we received the cash surrender value of such policies in the aggregate amount of approximately $1.8 million.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

  •
  competitive and general economic conditions in our markets, including the impact of the Rivers Casino, which opened in August 2009 in downtown Pittsburgh, Pennsylvania, the impact of The Meadows Racetrack & Casino, which opened its permanent casino in April 2009 in Washington, Pennsylvania, the implementation of casino gaming in Cleveland and Columbus, Ohio which was approved on November 3, 2009 by referendum, and the implementation of table gaming in Pennsylvania which commenced on July 8, 2010 at our casino, Presque Isle Downs, and our competitors the Rivers Casino and The Meadows Racetrack & Casino;

  •
  the enactment of future gaming legislation in the jurisdictions in which we operate our casinos or in competing jurisdictions, particularly the recent developments regarding gaming in Ohio and table games at casinos in Pennsylvania;

  •
  the success and growth of table gaming at our West Virginia and Pennsylvania casinos;

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

        Mountaineer currently operates approximately 2,800 slot machines, 26 poker tables and 66 casino table games, including blackjack, craps, roulette and other games, and offers live thoroughbred horse racing and on-site pari-mutuel wagering.

        Presque Isle Downs currently operates approximately 2,000 slot machines and live thoroughbred horse racing during the months of May through September with pari-mutuel wagering year-round. In addition, Presque Isle Downs commenced table gaming operations on July 8, 2010 with 48 casino table games.

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

Results of Operations

        The following table sets forth a reconciliation of income (loss) from continuing operations, a generally accepted accounting principles ("GAAP") financial measure, to Adjusted EBITDA from continuing operations, a non-GAAP measure, and income (loss) from discontinued operations, a GAAP financial measure, to Adjusted EBITDA from discontinued operations, a non-GAAP measure, for each of the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited, in thousands)
Continuing Operations:
MTR Gaming Group, Inc. (consolidated)—continuing operations:
(Loss) income from continuing operations	$(510)	$917	$(3,647)	$2,419
Interest expense, net of interest income	13,520	9,956	27,058	19,441
(Benefit) provision for income taxes	(132)	1,598	(1,243)	2,782
Depreciation	7,073	7,314	14,365	14,588
Loss on the sale or disposal of property	57	130	123	138

Adjusted EBITDA from continuing operations	$20,008	$19,915	$36,656	$39,368

Mountaineer Casino, Racetrack & Resort:
Income from continuing operations	$7,987	$2,365	$14,202	$6,096
Interest expense, net of interest income	47	2,224	101	4,466
Provision for income taxes	2,670	4,053	4,882	6,985
Depreciation	3,334	3,591	6,852	7,177
Loss on the sale or disposal of property	40	110	130	93

Adjusted EBITDA from continuing operations	$14,078	$12,343	$26,167	$24,817

Presque Isle Downs & Casino:
Income from continuing operations	$4,132	$2,450	$7,267	$5,587
Interest (income) expense, net	(57)	253	15	122
Provision for income taxes	1,381	3,937	2,497	6,402
Depreciation	3,528	3,514	7,093	6,999
Loss (gain) on the sale or disposal of property	17	—	(7)	—

Adjusted EBITDA from continuing operations	$9,001	$10,154	$16,865	$19,110

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited, in thousands)
Scioto Downs:
Loss from continuing operations	$(388)	$(188)	$(915)	$(599)
Interest expense, net of interest income	19	26	37	48
Benefit for income taxes	(126)	(362)	(314)	(686)
Depreciation	200	204	400	405

Adjusted EBITDA from continuing operations	$(295)	$(320)	$(792)	$(832)

Corporate:
Loss from continuing operations	$(12,241)	$(3,710)	$(24,201)	$(8,665)
Interest expense, net of interest income	13,511	7,453	26,905	14,805
Benefit for income taxes	(4,057)	(6,030)	(8,308)	(9,919)
Depreciation	11	5	20	7
Loss on the sale or disposal of property	—	20	—	45

Adjusted EBITDA from continuing operations	$(2,776)	$(2,262)	$(5,584)	$(3,727)

Discontinued operations:
MTR-Harness/Running Aces Harness Park:
Loss from discontinued operations	$(3)	$(327)	$(5)	$(801)
Interest expense	2	2	3	5
Benefit for income taxes	(2)	(42)	(3)	(414)
Equity in loss of unconsolidated joint venture	—	250	—	1,000

Adjusted EBITDA from discontinued operations	$(3)	$(117)	$(5)	$(210)

Jackson Racing/Jackson Harness Raceway:
(Loss) income from discontinued operations	$—	$(68)	$7	$(109)
(Benefit) provision for income taxes, net of non-controlling interest	—	(24)	4	(56)

Adjusted EBITDA from discontinued operations	$—	$(92)	$11	$(165)

Ramada Inn and Speedway Casino:
Income from discontinued operations	$—	$8	$—	$30
Interest expense (income)	—	1	—	(1)
(Benefit) provision for income taxes	—	(3)	—	14

Adjusted EBITDA from discontinued operations	$—	$6	$—	$43

Binion's Gambling Hall & Hotel:
Loss from discontinued operations	$(4)	$(178)	$(152)	$(435)
Benefit for income taxes	(1)	(23)	(81)	(225)

Adjusted EBITDA from discontinued operations	$(5)	$(201)	$(233)	$(660)

        Adjusted EBITDA represents earnings (losses) before interest expense (income), income tax expense (benefit), depreciation and amortization, loss on debt modification and extinguishment, equity in loss of unconsolidated joint venture, (gain) loss on the sale or disposal of property and loss on asset impairment. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) or income (loss) from operations as an indicator of our operating performance, or cash flows from operating activities, as a measure of liquidity. Adjusted EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. Management of the Company uses Adjusted EBITDA as the primary measure of the Company's operating performance and as a component in evaluating the performance of operating personnel. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes and debt principal repayments, which can be significant. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009

        The following tables set forth information concerning our results of operations by property for continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited, in thousands)
Net revenues—continuing operations:
Mountaineer Casino, Racetrack & Resort	$61,916	$72,221	$120,496	$138,834
Presque Isle Downs & Casino	48,614	47,834	89,235	90,812
Scioto Downs	1,070	1,068	1,153	1,177
Corporate	22	9	97	9

Consolidated net revenues	$111,622	$121,132	$210,981	$230,832

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited, in thousands)
Operating income (loss)—continuing operations:
Mountaineer Casino, Racetrack & Resort	$10,704	$8,641	$19,185	$17,546
Presque Isle Downs & Casino(1)	5,458	6,640	9,780	12,111
Scioto Downs	(496)	(524)	(1,192)	(1,237)
Corporate	(2,788)	(2,286)	(5,605)	(3,778)

Consolidated operating income	$12,878	$12,471	$22,168	$24,642

(1)
Presque Isle Downs' operating income for the three and six months ended June 30, 2010 includes project-opening costs of $1.0 million and $1.1 million, respectively, related to table gaming operations which commenced on July 8, 2010.

Mountaineer's Operating Results:

        During the three months ended June 30, 2010, Mountaineer's operating results were affected by competition, primarily from slot operations in Pennsylvania, and general economic conditions. Net revenues decreased by $10.3 million, or 14.3%, compared to the three months ended June 30, 2009, which included a $9.8 million decrease in gaming revenues. Revenues earned from food, beverage and lodging operations decreased by $0.6 million, and revenues earned from other sources, including pari-mutuel commissions decreased by $0.4 million. Promotional allowances decreased by $0.5 million.

However, Mountaineer's overall operating margin increased to 17.3% in 2010 from 12.0% in 2009 due to Mountaineer's cost containment initiatives.

        During the six months ended June 30, 2010, Mountaineer's operating results were affected by competition, primarily from slot operations in Pennsylvania, general economic conditions and by unusually severe weather conditions in February 2010. Net revenues decreased by $18.3 million, or 13.2%, compared to the six-month period of 2009, primarily due to a $16.3 million decrease in gaming revenues. Revenues earned from pari-mutuel commissions decreased by $0.9 million and revenues earned from food, beverage and lodging operations decreased by $1.1 million. Promotional allowances decreased by $0.4 million. However, Mountaineer's overall operating margin increased to 15.9% in 2010 from 12.6% in 2009.

        Significant factors contributing to Mountaineer's 2010 operating results were:

  •
  overall decreases in compensation and benefits of $1.1 million and $2.7 million during the three- and six-month periods of 2010, respectively, as well as other cost savings programs; and

  •
  decreases in marketing promotions and advertising costs of $3.4 million and $5.1 million during the three- and six-month periods of 2010, respectively, related to 2009 cash promotions that were eliminated as a result of the implementation of non-taxable promotional credits on September 1, 2009.

        A discussion of Mountaineer's key operations follows.

        Gaming Operations.    Revenues from gaming operations during the three months ended June 30, 2010 decreased by $9.8 million, or 15.1%, to $54.7 million compared to the three months ended June 30, 2009; and gross profit decreased by $3.0 million, or 12.5%. The decline in the gross profit resulted primarily from the total gaming revenue decline. Revenues from slot operations decreased by $9.6 million to $42.7 million in 2010 compared to $52.3 million in 2009, and table gaming and poker revenue decreased by $0.2 million, generating revenues of $10.7 million and $1.2 million, respectively, in 2010 compared to $10.6 million and $1.5 million, respectively, in 2009.

        During the six months ended June 30, 2010, revenues from gaming operations decreased by $16.3 million, or 13.1%, to $108.2 million compared to the same period of 2009; and gross profit decreased by $5.7 million, or 12.0%. The decrease in gaming revenues related primarily to slot operations, which decreased by $15.4 million to $84.9 million in 2010 compared to $100.3 million in 2009. Table gaming and poker revenue decreased by $0.8 million, generating revenues of $20.8 million and $2.5 million, respectively, in 2010 compared to $20.7 million and $3.4 million, respectively, in 2009.

        The following tables set forth statistical information concerning Mountaineer's gaming operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)
Slots:
Total gross wagers	$568,794,000	$573,561,000	$1,091,603,000	$1,100,279,000
Less winning patron payouts	526,017,000	521,279,000	1,006,721,000	999,976,000

Gaming revenues (slot net win)	$42,777,000	$52,282,000	$84,882,000	$100,303,000
Average daily net win per slot machine	$169	$192	$168	$180
Hold percentage	7.5%	9.1%	7.8%	9.1%
Average number of slot machines	2,789	2,986	2,791	3,071
Tables:
Total table drop	$57,708,000	$54,730,000	$109,340,000	$109,147,000
Average daily net win per table	$1,787	$2,129	$1,740	$2,085
Hold percentage	18.6%	19.5%	19.0%	19.0%
Average number of tables	66	55	66	55
Poker:
Average daily poker rake per table	$380	$417	$450	$466
Average number of tables	35	40	31	40

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

        On September 1, 2009, Mountaineer began to offer its patrons the ability to play slot machines with promotional credits (commonly referred to as "free play"). Promotional credits are not subject to taxes and assessments. Management believes that free play allows Mountaineer to compete more effectively with gaming operations in Pennsylvania which already have free play. Mountaineer's ability to offer promotional credits is subject to revision and review at any time by the West Virginia Lottery Commission. Currently, the maximum percentage of allowable promotional credits to be redeemed is 2% of credits played during the preceding calendar year. In the event that this maximum is exceeded, Mountaineer may be assessed gaming taxes and assessments on the amount of the excess. In addition, the West Virginia Lottery Commission has the ability to discontinue promotional credits at its discretion.

        To-date, we have converted 2,047 of our slot machines and the state's central monitoring system to accommodate free play. Capital expenditures related to the conversion of our slot machines to accommodate free play is expected to aggregate approximately $2.5 million, of which approximately $1.9 million was expended through June 30, 2010. We believe the implementation of free play at Mountaineer will continue to enhance Mountaineer's competitive position by drawing new customers and driving increased play from our existing customers. During the three- and six-month periods of 2010, our patrons redeemed promotional credits of $13.2 million and $21.7 million, respectively.

        On July 8, 2010, table games commenced at Pennsylvania casinos. Therefore, gaming operations at Mountaineer during 2010 will continue to be impacted by competitive pressures from the Rivers Casino in downtown Pittsburgh, Pennsylvania, The Meadows Racetrack & Casino in Washington, Pennsylvania,

and to a lesser extent Presque Isle Downs. In addition, on November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at Mountaineer commencing in approximately 2013. We intend to be proactive in our efforts to mitigate the effects of such competition, which includes continuing to provide first-class customer service at all of our facilities and further reducing our costs.

        During the three-month periods in 2010 and 2009, gaming taxes and assessments as a percentage of slot revenues was 56.0% and 57.8%, respectively. For poker and table gaming operations, the tax rate is 35% plus amortization of an annual licensing fee of $2.5 million. Gaming taxes and assessments decreased overall by $6.4 million to $28.8 million during the three-month period of 2010 compared to the same period of 2009 as a result of the decrease in gaming revenues. Additionally, gaming compensation and benefits decreased by $0.3 million during 2010 compared to 2009 principally as a result of cost containment efforts.

        During the six-month periods in 2010 and 2009, gaming taxes and assessments as a percentage of slot revenues was 55.7% and 56.7%, respectively. Gaming taxes and assessments decreased overall by $9.9 million to $56.7 million during the six-month period of 2010 compared to the same period of 2009 as a result of the decrease in gaming revenues. Additionally, gaming compensation and benefits decreased by $0.7 million during 2010 compared to 2009 principally as a result of cost containment efforts.

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

        Pari-mutuel commissions for Mountaineer, detailing gross handles less patron payouts and deductions, for the three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited, in thousands)
Import simulcast racing pari-mutuel handle	$3,332	$3,785	$6,268	$7,280
Live racing pari-mutuel handle	1,914	2,247	2,400	3,365
Less patrons' winning tickets	(4,135)	(4,774)	(6,821)	(8,407)

	1,111	1,258	1,847	2,238
Revenues—export simulcast	2,804	3,035	3,628	4,877

	3,915	4,293	5,475	7,115
Less:
State and county pari-mutuel tax	(115)	(118)	(184)	(210)
Purses and Horsemen's Association	(1,715)	(1,884)	(2,348)	(3,096)

Revenues—pari-mutuel commissions	$2,085	$2,291	$2,943	$3,809

        Overall, Mountaineer's pari-mutuel commissions decreased by 9.0% and 22.8% during the three- and six-month periods of 2010, respectively, compared to the same periods during 2009 as a result of

20 fewer live racing days in 2010 compared to 2009. Beginning in 2010, Mountaineer ceased live racing during the winter months of January and February. As a result, Mountaineer expects to run live racing for 210 days during 2010 compared to 225 live racing days in 2009. The decrease in import simulcast handle, as well as export simulcast, is also due to a decline in on-track and off-track wagering, which is consistent with the national average decline in wagering and purses of 8.0% and 5.6%, respectively, during the first six months of 2010 compared to 2009, as reported by Equibase Company and the National Thoroughbred Racing Association.

        Live racing and import simulcast may continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or growth in the utilization of telephone and/or internet wagering) and increased competition from Pennsylvania's racetracks. Mountaineer currently simulcasts its live races to over 1,000 sites.

        Food, beverage and lodging operations.    Revenues from food, beverage and lodging operations during the three months ended June 30, 2010 were $5.3 million, which decreased by $0.6 million, or 9.5%, compared to the three months ended June 30, 2009; and gross profit from these operations decreased by 15.0%. During the six months ended June 30, 2010, revenues from food, beverage and lodging operations decreased by $1.1 million, or 9.8%, compared to the same period of 2009; and gross profit from these operations decreased by 15.7%.

        The decrease in revenues was reflective of the decline in patron traffic and a shift in marketing strategies designed to reduce food and beverage offers to patrons and increase free play programs. Additionally, the decrease in gross profit was due in part to a 2% increase in food costs as a percentage of revenues during 2010 compared to 2009.

        The average daily room rate ("ADR") for the Grande Hotel (exclusive of complimentary rooms provided to gaming patrons) decreased to $79.10 during the second quarter of 2010 from $89.86 during the same period of 2009. The ADR (inclusive of complimentary rooms) decreased to $55.23 from $64.52 during the same three-month periods, respectively. However, the average occupancy rate increased to 85.1% from 82.0% during the same periods, respectively. Year-to-date, the ADR (exclusive of complimentary rooms provided to gaming patrons) decreased to $74.66 during the first six months of 2010 from $82.91 during the same period of 2009. The ADR (inclusive of complimentary rooms) decreased to $51.65 from $63.63 during the same six-month periods, respectively. However, the average occupancy rate increased to 84.9% from 76.9% during the same periods, respectively.

        The decrease in daily room rates and increase in occupancy primarily reflects a shift in marketing strategies to market the hotel to gaming patrons and grant complimentary rooms to such patrons.

        Other operations.    Other operating revenues were primarily derived from operations of the Spa, Fitness Center, retail outlets and golf course; from the sale of programs, admission fees, and lottery tickets; from check cashing and ATM services and from entertainment events. Mountaineer's earned revenues from other operations decreased by $0.3 million and $0.4 million, respectively, during the three- and six-month periods of 2010 compared to the same periods of 2009, while operating expenses decreased by $0.2 million and $0.4 million, respectively, during the same periods.

Presque Isle Downs' Operating Results:

        During the three months ended June 30, 2010, Presque Isle Downs' net revenues increased by $0.8 million, or 1.6%, compared to the three months ended June 30, 2009, which included a $0.5 million increase in gaming revenues and a $0.3 million increase in revenues earned from food and beverage operations. Presque Isle Downs' operating margin (exclusive of project-opening costs of $1.0 million) decreased to 13.3% in 2010 from 13.9% in 2009.

        During the six months ended June 30, 2010, Presque Isle Downs experienced a decline in net revenues compared to the same period in 2009. Net revenues decreased by $1.6 million, or 1.7%, due primarily to a decrease in slot revenues. Revenues earned from all other sources remained consistent with the prior year period. Presque Isle Downs' operating margin (exclusive of project-opening costs of $1.1 million) decreased to 12.2% in 2010 from 13.3% in 2009 due primarily to the decline in revenues.

        Significant factors contributing to Presque Isle Downs' 2010 operating results were:

  •
  an increase in gross profit from food and beverage operations (as discussed below); and

  •
  overall decreases in compensation and benefits of $0.2 million during the three- and six-month periods of 2010; offset by

  •
  an increase in marketing promotions of $0.5 million during the second quarter of 2010;

  •
  increases in real estate taxes of $0.3 million and $0.7 million during the three- and six-month periods of 2010, respectively;

  •
  severance costs of $0.3 million; and

  •
  project-opening costs related to the implementation of table gaming operations on July 8, 2010 in the amounts of $1.0 million and $1.1 million during the three-and six-month periods, respectively.

        Gaming Operations.    Revenues from gaming operations during the three months ended June 30, 2010 increased by $0.5 million, or 1.2%, to $45.0 million compared to the three months ended June 30, 2009; and gross profit increased by $0.3 million, or 1.6%. During the six months ended June 30, 2010, revenues from gaming operations decreased by $1.6 million, or 1.9%, to $83.4 million compared to the same period of 2009; and gross profit decreased by $0.4 million, or 1.3%.

        The following tables set forth statistical information concerning Presque Isle Downs' gaming operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)
Slots:
Total gross wagers	$619,534,000	$553,702,000	$1,124,568,000	$1,070,403,000
Less winning patron payouts	574,531,000	509,231,000	1,041,140,000	985,343,000

Gaming revenues (slot net win)	$45,003,000	$44,471,000	$83,428,000	$85,060,000
Average daily net win per slot machine	$256	$244	$235	$235
Hold percentage	7.3%	8.0%	7.4%	7.9%
Average number of slot machines	1,929	2,000	1,965	2,000

        Overall, the increase in revenues from gaming operations during three-month period of 2010 resulted in increased gaming taxes and assessments in the amount of $0.5 million to $27.4 million compared to the three-month period of 2009. Presque Isle Downs' gaming taxes and assessments approximated 60.9% of slot revenues during 2010 compared to 60.6% during 2009. However, both slot machine lease expenses and gaming compensation and benefits each decreased by $0.1 million during the second quarter.

        During the six-month periods in 2010 and 2009, gaming taxes and assessments as a percentage of slot revenues was 60.8% and 60.5%, respectively. Gaming taxes and assessments decreased overall by $0.8 million to $50.7 million during the six-month period of 2010 compared to the same period of 2009 as a result of the decrease in gaming revenues. However, slot machine lease expenses decreased by

$0.2 million and gaming compensation and benefits decreased by $0.3 million during the first six months of 2010.

        On January 7, 2010, Pennsylvania amended its gaming law, permitting table games at Pennsylvania casinos; and on April 29, 2010, the Pennsylvania Gaming Control Board approved our petition to conduct table gaming at Presque Isle Downs. Therefore, we implemented table gaming operations with 48 casino table games at Presque Isle Downs on July 8, 2010. However, on November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at Presque Isle Downs commencing in approximately 2013. We intend to be proactive in our efforts to mitigate the effects of such competition, which includes maximizing benefits of table gaming operations at Presque Isle Downs, continuing to provide first-class customer service at all of our facilities and further reducing our costs.

        Pari-mutuel Commissions.    Revenues from pari-mutuel commissions during the three months ended June 30, 2010 decreased by $0.1 million to $0.9 million compared to the three months ended June 30, 2009; and operating expenses decreased by $0.1 million to $1.2 million. During the six months ended June 30, 2010, revenues from pari-mutuel commissions decreased by $0.1 million to $1.3 million compared to the same period of 2009; and operating expenses decreased by $0.2 million to $1.7 million. Live racing at Presque Isle Downs commenced on May 7, 2010.

        In May 2009, the horsemen granted Presque Isle Downs approval to simulcast its live racing signal to advance deposit wagering sites. Currently, Presque Isle Downs simulcasts its live races to approximately 500 sites.

        Food and beverage operations.    Revenues from food and beverage operations during the three months ended June 30, 2010 were $3.0 million, which increased by $0.4 million, or 14.0%, compared to the same period in 2009. However, operating expenses remained consistent at $2.4 million, primarily as a result of the property's cost containment efforts. As a result, the gross profit from food and beverage operations was 18.4% in 2010 compared to 9.4% in 2009. During the six months ended June 30, 2010, revenues from food and beverage operations were $5.2 million, which increased by $0.3 million, or 5.6%, compared to the same period in 2009. However, operating expenses remained consistent at $4.5 million. As a result, the gross profit from food and beverage operations was 12.7% in 2010 compared to 8.6% in 2009.

Scioto Downs' Operating Results:

        During the three months and six months ended June 30, 2010, the property's net revenues and operating loss remained consistent compared to the same period during 2009. In order to reduce expenses and operating losses, Scioto Downs and Beulah Park, the other racetrack in Columbus, Ohio, have an agreement, which was approved by the Ohio Racing Commission, whereby Scioto operates its simulcasting only during its live race meet (generally May through September); and during the remaining periods, Scioto Downs' simulcasting is closed and Beulah Park operates its simulcasting. Similarly, when Scioto is open for live racing and simulcasting, Beulah Park is closed. Live racing at Scioto Downs commenced on May 7, 2010.

        On July 13, 2009, the Governor of Ohio signed an executive order directing the Ohio Lottery to take action to implement, and the Ohio legislature approved a budget bill which included language to enable video lottery terminals at Ohio's seven commercial horse tracks, including Scioto Downs. However, on September 21, 2009, the Ohio Supreme Court issued an opinion finding that the video lottery provisions of the budget bill were subject to voter referendum. On June 28, 2010, a committee designated by the petitioners for the "Let Ohio Vote" referendum petition, that would have required voter approval for video lottery terminals at Ohio's racetracks, requested that the referendum petition be withdrawn from consideration in the November 2010 general election, or any subsequent election. The elimination of the referendum removes one of the obstacles to the Governor of Ohio's plan to add video lottery terminals at Ohio's seven commercial horse racetracks, including Scioto Downs. On July 19, 2010, the Ohio Lottery Commission voted to (i) establish preliminary new rules governing the operation of video lottery terminals; (ii) withdraw the previous rules; and (iii) pursue a declaratory judgment action from the courts relative to the Lottery Commission's ability to move forward with a plan to put video lottery terminals at the racetracks.

        On November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Columbus will increase competition at Scioto Downs commencing in approximately 2013. We intend to be proactive in our efforts to mitigate the effects of such competition, including continuing our efforts to introduce gaming at Scioto Downs as the Governor of Ohio has proposed, providing first-class customer service at all of our facilities, and further reducing our costs.

Corporate Operating Results:

        During the three months ended June 30, 2010, corporate general and administrative expenses were $2.8 million compared to $2.3 million during the same period of 2009. During the six-month periods, corporate general and administrative expenses were $5.6 million in 2010 compared to $3.7 million in 2009. Significant factors contributing to the increase in general and administrative expenses in 2010 were:

  •
  increases in compensation and benefits of $0.6 million and $1.1 million during the three- and six-month periods of 2010, respectively, related to changes in corporate staffing levels and incentive compensation;

  •
  increases in consulting and other professional fees of $0.2 million and $0.4 million during the three- and six-month periods of 2010, respectively, primarily related to executive compensation and legislative matters; and

  •
  the reversal of deferred compensation costs of $0.3 million during first quarter of 2009 related to a former executive; offset by

  •
  decreases in legal-related costs of $0.2 million and $0.1 million during the three- and six-month periods of 2010, respectively.

Depreciation Expense:

        Depreciation expense decreased by $0.2 million during both the three- and six-month periods of 2010 compared to 2009, primarily due to decreased depreciation for Mountaineer. Total depreciation expense was $7.1 million during the three months ended June 30, 2010 and $14.4 million during the six months ended June 30, 2010.

Loss on the Sale or Disposal of Property:

        During the three and six months ended June 30, 2010, we incurred net losses on the sale or disposal of property in the aggregate amounts of $57,000 and $123,000, respectively. Mountaineer and Presque Isle Downs incurred losses of $90,000 and $67,000, respectively, on the disposal of outdated slot machines. During the first quarter of 2010, Mountaineer and Presque Isle Downs each sold parcels of non-operating real property resulting in an aggregate gain of $74,000; and in the second quarter of 2010, Mountaineer sold a parcel of non-operating real property which resulted in a loss of $41,000.

        During the six months ended June 30, 2009, Mountaineer incurred a loss of $136,000 on the sale of a parcel of land holdings not directly associated with the operation of the property.

Interest:

        Interest expense, net of interest income, increased by $3.6 million to $13.6 million during the three months ended June 30, 2010, compared to the same period of 2009. During the six-month periods, interest expense, net of interest income, increased by $7.6 million to $27.1 million in 2010 compared to 2009. The increase is primarily attributable to:

  •
  incremental interest of $3.2 million and $6.5 million during the three- and six-month periods of 2010, respectively, incurred on our $260 million 12.625% Senior Secured Notes which proceeds were used to payoff $100.9 million under our former credit facility and our $130 million 9.75% Senior Unsecured Notes; and

  •
  increased amortization of deferred financing fees in the amounts of $0.5 million in both of the first and second quarters of 2010 compared to 2009.

Income Taxes:

        Continuing Operations:    The income tax benefit during the six months ended June 30, 2010 for continuing operations was computed based on an effective income tax rate of approximately 25.6% plus interest expense related to uncertain tax positions in income tax expense. During the same period of 2009, the income tax benefit was computed based on an effective income tax rate of approximately 53.4%. The effective income tax rates for 2010 and 2009 are reflective of permanent non-deductible items for which we are not able to recognize a tax benefit.

        Discontinued Operations:    The income tax benefit during the six months ended June 30, 2010 and 2009 for discontinued operations was computed based on an effective income tax rate of 35.0% and 34.1%, respectively.

Discontinued Operations:

        North Metro (d/b/a Running Aces Harness Park) Operating Results:    Our wholly-owned subsidiary MTR-Harness, Inc. previously held a 50% interest in North Metro Harness Initiative, LLC (d/b/a Running Acres Harness Park) that operates a harness racetrack in Minneapolis, Minnesota. The racetrack was constructed with financing provided by Black Diamond Commercial Finance, LLC as agent (collectively "Black Diamond").

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

        During the three and six months ended June 30, 2010, we incurred pre-tax losses on discontinued operations of approximately $5,000 and $8,000, respectively. During the three and six months ended June 30, 2009, we incurred pre-tax losses on discontinued operations of approximately $369,000 and $1.2 million, respectively.

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

        During the six months ended June 30, 2010, we earned pre-tax income on the discontinued operations, before the 10% non-controlling interest in Jackson Trotting not owned by us, of approximately $12,000. There was no activity in the three-month period ended June 30, 2010. During the three and six months ended June 30, 2009, we incurred pre-tax losses on the discontinued operations, before the 10% non-controlling interest in Jackson Trotting not owned by us, of approximately $95,000 and $171,000.

        Ramada Inn and Speedway Casino:    On June 3, 2008, our wholly-owned subsidiary, Speakeasy Gaming of Las Vegas, Inc., sold the gaming assets of the Ramada Inn and Speedway Casino to Lucky Lucy D, LLC in accordance with the terms of an Asset Purchase and Sale Agreement dated January 11, 2008.

        During the six months ended June 30, 2010, we had no income or expenses related to the discontinued operations of Speedway. During the three and six months ended June 30, 2009, we earned pre-tax income on discontinued operations of approximately $5,000 and $44,000, respectively.

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

        In connection with our original acquisition of Binion's on March 11, 2004, we provided limited guarantees on certain land leases. The guarantees expired in March 2010. TLC was obligated to use its reasonable best efforts to, among other things, pay the rent underlying the leases we guaranty on a timely basis, and to indemnify us in the event we were required to pay the land lease obligations pursuant to the guarantees. Since July 2009, TLC paid only a portion of total monthly rent with respect to one of the leases we guaranteed. Upon the demand of the landlord that we make monthly payments pursuant to our guarantee, we paid the amounts demanded (approximately $0.7 million in the aggregate through March 31, 2010, including $0.2 million during the three months ended March 31, 2010), thus curing the events of default that existed.

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

        During the three and six months ended June 30, 2010, we incurred pre-tax losses on discontinued operations of approximately $5,000 and $233,000, respectively. During the three and six months ended

June 30, 2009, we incurred pre-tax losses on discontinued operations of approximately $201,000 and $660,000, respectively.

Cash Flows

        Net cash provided by operating activities approximated $22.3 million during the six months ended June 30, 2010, compared to $26.4 million during the same period of 2009. Current period non-cash expenses included $17.7 million of depreciation and amortization. In 2009, operating activities included depreciation and amortization of $16.9 million. Included in cash flows from operating activities for 2010 was $20,000 used in discontinued operations compared to $0.3 million used in discontinued operations for 2009.

        Net cash used in investing activities was $22.0 million during the six months ended June 30, 2010, comprised primarily of the Pennsylvania table games license fee of $16.5 million, capital expenditures of $10.5 million offset by the reimbursement of capital expenditures from the West Virginia Racing Commission of $2.3 million and proceeds from the sale of property of $1.5 million. During the six-month period of 2009, net cash used in investing activities was $6.4 million, comprised primarily of capital expenditures of $7.1 million.

        Net cash provided by financing activities was $3.5 million during the six months ended June 30, 2010, compared to $8.3 million used in financing activities during the six-month period of 2009. Financing activities for 2010 included proceeds of $10.0 million from the credit agreement entered into on March 18, 2010 and proceeds of $0.7 million from equipment financing, offset by payment of financing-related costs of $1.8 million. Principal payments on long-term obligations aggregated $5.3 million during the six months ended June 30, 2010. Financing activities for 2009 included principal payments on long-term obligations aggregating $8.1 million.

Inflation

        We do not believe that inflation has had a significant impact on our revenues, results of operations or cash flows.

Liquidity and Sources of Capital

        We had working capital of $26.3 million as of June 30, 2010, and our unrestricted cash balance amounted to $48.6 million. At June 30, 2010, the balances in bank accounts owned by Mountaineer's horsemen, but to which we contribute funds for racing purses, exceeded our purse payment obligations by $4.6 million. This amount is available for payment of future purse obligations at our discretion and in accordance with the terms of its agreement with the Horsemen's Benevolent & Protective Association (the "HBPA").

        On March 18, 2010, the Company and Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Company) and Aladdin Credit Advisors, L.P., as administrative agent, entered into a Credit Agreement (the "Credit Agreement") which provides for a $20.0 million senior secured delayed-draw term loan credit facility (the "Credit Facility"), $10.0 million of which has been drawn by the Company and currently remains outstanding. The Credit Agreement and related Credit Facility replaces our former Amended and Restated Credit Facility, which was undrawn, except for letters of credit aggregating $0.4 million, and would have matured on March 31, 2010. In connection with the termination of our former Amended and Restated Credit Facility, the outstanding letters of credit remained outstanding but were cash collateralized.

        The Credit Facility matures on the third year anniversary of the closing date. The purpose of the Credit Facility is to finance (i) ongoing working capital and general corporate needs of the Company and its subsidiaries and (ii) capital expenditures, including the development of the Presque Isle Downs property for table gaming operations in Erie, Pennsylvania. Security for the Credit Facility includes substantially all of the real, personal and mixed property owned by the Company and its subsidiaries that are party to the Credit Agreement, including the capital stock of Mountaineer Park, Inc. and Scioto Downs, Inc., other than assets that may not be pledged pursuant to applicable gaming laws. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus 7.00% per annum (with a LIBOR floor of 2.50% per annum) or based on the prime rate plus 6.00% per annum (with a prime rate floor of 3.50% per annum). The Credit Agreement contains customary covenants limiting, among other things, our ability and the ability of our subsidiaries (other than our unrestricted subsidiaries as defined) to pay dividends, redeem stock or make other distributions or restricted payments; incur additional indebtedness or issue preferred shares; make certain investments; create liens; consolidate or merge; sell or otherwise transfer or dispose of assets; enter into sale-leaseback transactions; enter into transactions with affiliates of the Company; use the proceeds of permitted sales of our assets; and change our line of business. These covenants are subject to a number of exceptions and qualifications as set forth in the Credit Agreement. We are also required to maintain a maximum leverage ratio ranging from 7.00:1.00 to 4.50:1.00 per quarter, a minimum interest coverage ratio ranging from 1.10:1.00 to 1.50:1.00 per quarter and a minimum consolidated EBITDA covenant ranging from $54.0 million to $65.0 million per annum. In addition, we are restricted from making capital expenditures in excess of (i) $32.0 million in 2010; (ii) $23.0 million in 2011 and 2012; and (iii) $5.6 million in the first quarter of 2013, plus 50% of the amount not previously expended in the immediately prior year. Measurement of compliance with the covenants commenced with the quarter ended June 30, 2010 and the Company was in compliance.

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

        Our $260 million 12.625% Senior Secured Notes, issued during 2009, will mature on July 15, 2014, with interest payable semi-annually on January 15 and July 15 of each year. On or after July 15, 2011, we may redeem some or all of the Senior Secured Notes at any time at redemption prices that will decrease from 106.313% for redemptions after July 15, 2011 to 103.156% after July 15, 2012 to 100% after July 15, 2013. In addition, if we experience certain change of control events (as defined in the indenture governing the Senior Secured Notes), we must offer to repurchase the notes at 101% of their principal amount, plus accrued and unpaid interest. The Senior Secured Notes (and our Senior Subordinated Notes) are jointly and severally, fully and unconditionally guaranteed by each of our present subsidiaries consisting of Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc., as well as future subsidiaries, other than our immaterial subsidiaries, our unrestricted subsidiaries (as defined in the indenture governing the Senior Secured Notes) and Speakeasy Gaming of Las Vegas, Inc., MTR-Harness, Inc. and Jackson Racing, Inc. The Senior Secured Notes and the subsidiary guarantees are secured on a second priority basis (subject to permitted prior liens including borrowings under the Credit Facility discussed above) by a security interest in substantially all of the assets (other than excluded assets, including capital stock of our subsidiaries, cash and deposit accounts, certain real property, gaming licenses and certain gaming equipment that cannot be pledged pursuant to applicable law) of the Company and the guarantors. The originally issued Senior Secured Notes were exchanged for equivalent registered securities on March 18, 2010.

        The indentures governing the Senior Secured Notes and Senior Subordinated Notes permit equipment financing for existing gaming facilities outstanding at any one time of up to the greater of $20 million or 4.5% of consolidated tangible assets (as defined) of the Company. The indentures also permit (i) financing under credit agreements of up to $20 million and (ii) equipment financing for gaming equipment to be installed in future gaming facilities or for additional gaming operations as a result of the approval of additional permitted gaming activities by applicable gaming authorities. However, additional borrowings, including amounts permitted under the indentures, are limited by the terms of the Credit Agreement. In order to borrow amounts in excess of the amended permitted debt basket under the indentures governing the Senior Secured Notes and Senior Subordinated Notes (subject to limitations under our Credit Facility), we must either satisfy the debt incurrence tests provided by the indentures or obtain the prior consents of the holders of at least a majority in aggregate principal amount of those notes that are not owned by the Company or any of its affiliates. While the indentures for the Senior Secured Notes and the Senior Subordinated Notes, as amended, will allow us to incur indebtedness to fund development of future gaming operations, like slot gaming at Scioto Downs, the indentures governing those notes require us to obtain equity financing in the amount of 40% and 50%, respectively, of the total financed costs in excess of the permitted indebtedness.

        At June 30, 2010, borrowings outstanding under the Credit Facility aggregated $10 million. Additionally, cash collateralized letters of credit for approximately $0.4 million were also outstanding. At December 31, 2009, there were no borrowings outstanding under our former Amended and Restated Credit Facility, except for letters of credit for approximately $0.6 million.

        During the six months ended June 30, 2010, we purchased 50 slot machines at an aggregate $0.7 million utilizing two-year vendor repayment terms with no interest.

        At June 30, 2010, we had total debt in aggregate principal amount of $399.2 million (exclusive of discounts), $274.2 million in aggregate principal amount which is secured. Our substantial debt could have significant effects on our business. See "Part I, Item 1A. Risk Factors—Risks Related to Our Capital Structure" which is included in our Annual Report on Form 10-K for the year ended December 31, 2009.

        Commencing in the second quarter of 2008 and until the Senior Subordinated Notes are no longer outstanding, we are required to pay consent fees of $5.00 per $1,000 of principal to the holders of our Senior Subordinated Notes if we do not satisfy certain quarterly financial ratios. We have not met these ratios and therefore recorded additional expense of $625,000 and $1,250,000 for the three and six months ended June 30, 2010. We also anticipate that we will have to pay these fees for the remaining portion of 2010 depending upon the level of our outstanding debt.

        During 2010, Mountaineer completed the sale of certain non-operating real property holdings including 194 acres of land for $166,000, after closing costs, which resulted in a loss of approximately $41,000.

        In January 2010, Presque Isle Downs sold three acres of non-operating real property land holdings associated with the 14.3 acre, off-track wagering facility which was purchased in July 2007. The net proceeds on the sale were approximately $1.2 million, after closing costs, which resulted in a gain on the sale in the amount of $76,000.

        In June 2010, we received federal income tax refunds of approximately $8.9 million resulting from the carryback of 2009 net operating losses to prior periods.

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

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Contractual cash obligations:
Long-term debt(1)	$399.2	$2.9	$136.2	$260.1	$—
Employment agreements(2)	6.7	3.1	3.3	0.3	—

Total	$405.9	$6.0	$139.5	$260.4	$—

(1)
These amounts, exclusive of the interest component, are included on our consolidated balance sheets. See Note 7 to our consolidated financial statements in our Annual Report of Form 10-K for the year ended December 31, 2009 for additional information about our debt and related matters.

(2)
Includes base salaries and guaranteed payments but not incentive amounts that cannot be calculated.

Capital Expenditures:

        During the six months ended June 30, 2010, additions to property and equipment and other capital projects for continuing operations aggregated $10.5 million. Expenditures included approximately $1.5 million related to environmental control facilities, specifically Concentrated Animal Feeding Operations ("CAFO"), $0.6 million related to new slot machines at Mountaineer, and $7.0 million and $0.9 million related to the table gaming expansion and new slot machines, respectively, at Presque Isle Downs.

        We anticipate spending up to a total of approximately $15.0 million during 2010 on capital expenditures, exclusive of amounts related to table gaming expansion in Pennsylvania. Capital expenditures for 2010 will include approximately $3.6 million for CAFO associated with our horseracing facilities in West Virginia. It is anticipated that these expenditures will be reimbursed from funds provided by the West Virginia Racing Commission. Through June 30, 2010, we have been reimbursed approximately $1.1 million of our 2010 CAFO expenditures. Such reimbursement has been accounted for as a reduction of the cost of CAFO expenditures. In addition, we also received approximately $1.2 million from the West Virginia Racing Commission for reimbursement of capital expenditures that were incurred in prior years. These amounts have also been reflected as a reduction of the applicable acquisition costs which resulted in corresponding adjustments to depreciation expense. Such adjustments did not have a material impact on our consolidated financial statements.

        Expenditures for the table games expansion at Presque Isle Downs are expected to total approximately $25 million (which is net of a $3.5 million deposit returned to the Company by the Commonwealth of Pennsylvania) including capital expenditures of approximately $9 million, a licensing fee of $16.5 million and other costs including project-opening costs. Through June 30, 2010, expenditures included $7.0 million related to construction and equipment, $16.5 million for the licensing fee and $1.1 million in project-opening costs.

Commitments and Contingencies:

        On July 13, 2009, the Governor of Ohio signed an executive order directing the Ohio Lottery to take action to implement, and the Ohio legislature approved a budget bill which included language to enable video lottery terminals at Ohio's seven commercial horse racetracks, including Scioto Downs. However, on September 21, 2009, the Ohio Supreme Court issued an opinion finding that the video lottery provisions of the budget bill were subject to voter referendum. On June 28, 2010, a committee designated by the petitioners for the "Let Ohio Vote" referendum petition, that would have required voter approval for video lottery terminals at Ohio's racetracks, requested that the referendum petition be withdrawn from consideration in the November 2010 general election, or any subsequent election. The elimination of the referendum removes one of the obstacles to the Governor of Ohio's plan to add video lottery terminals at Ohio's seven commercial horse racetracks, including Scioto Downs. On July 19, 2010, the Ohio Lottery Commission voted to (i) establish preliminary new rules governing the operation of video lottery terminals; (ii) withdraw the previous rules; and (iii) pursue a declaratory judgment action from the courts relative to the Lottery Commission's ability to move forward with a plan to put video lottery terminals at the racetracks.

        The Ohio legislation enabling video lottery was also subject to a lawsuit filed on September 3, 2009 asserting that expanded gaming activities at racetracks violates the Ohio constitution and requires voter approval. The lawsuit alleges that slot machines are not lottery games that were approved by Ohio voters in authorizing the lottery and that the allocation of profits between the state of Ohio and racetracks violates Ohio constitutional provisions earmarking lottery proceeds for education. The Ohio legislation enabling video lottery was also subject to a lawsuit filed on September 14, 2009 asserting, in addition to the assertions in the prior lawsuit, that the legislation is unconstitutional, because, among other things, it violates the Ohio constitution's requirements that no bill shall contain more than one subject, that every bill shall be considered by each House on three different days, that the state's credit not be used in aid of any individual, association or corporation, and that all proceeds generated by the lottery be used to support education in the state. These lawsuits were dismissed in October 2009. Each of these lawsuits may be refiled.

        On November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at both Mountaineer Casino and Presque Isle Downs commencing in approximately 2013. A casino in Columbus will increase competition at Scioto Downs. We intend to be proactive in our efforts to mitigate the effects of such competition, including continuing our efforts to introduce gaming at Scioto Downs as the Governor of Ohio has proposed, maximizing benefits of table gaming operations at Presque Isle Downs, continuing to provide first-class customer service at all of our facilities, and further reducing our costs.

        Even if gaming is permitted at Scioto Downs following the resolution of any litigation and the Governor of Ohio's ability to move forward with his plan, the passage of the referendum permitting casino gaming in Ohio may materially adversely affect our ability to obtain financing to pay the license fees and otherwise make necessary investments at Scioto Downs to permit gaming and comply with the conditions to licensing. Additionally, tax rates on the revenue from such casinos could be substantially lower than the tax rates that may be imposed by the Governor of Ohio on video lottery at the racetracks, resulting in a competitive advantage for the casinos. Such new competition may have a material adverse effect on our business, financial condition and results of operations. See "Part I, Item 1A, Risk Factors—Risks Related to Our Business—We face significant competition from other gaming and racing facilities, and increased competition could have a material adverse effect on us; recent passage of a referendum authorizing four casinos in Ohio will create significant new competition" which is included in our Annual Report filed on Form 10-K for the year ended December 31, 2009. We intend to lobby for lower licensing fees and taxes in light of the anticipated competition from casinos authorized by the November 3, 2009 referendum, but we cannot assure you that we will be successful. We believe that approval of slot gaming or video lottery at Ohio racetracks will positively impact our business prospects and financial condition because we expect that slot gaming or video lottery at Scioto Downs will, if approved, increase our revenues and operating margins at that property. If slot gaming and video lottery are permitted at Ohio racetracks, we expect to expand and construct a slot machine casino at Scioto Downs and purchase or lease the necessary video lottery terminals, which will require additional debt and equity financing that may not be available or on terms that are acceptable to us. See "Part I, Item 1A, Risk Factors—Risks Related to Our Capital Structure—The indenture governing the Senior Secured and Senior Subordinated Notes and our other debt agreements contain covenants that significantly restrict our operations" and "—Risks Related to Our Business—The future of slot gaming and video lottery at Scioto Downs is uncertain" both of which are included in our Annual Report filed on Form 10-K for the year ended December 31, 2009.

        In addition, the conditions applicable to slot gaming at Ohio racetracks are expected to require, if approved, the payment of a license fee, an investment in the gaming facilities including the purchase or lease of the video lottery terminals and a requirement that the State of Ohio retain a yet undetermined portion of the revenues from video lottery terminals. The previous regulations, until withdrawn by the Ohio Lottery Commission on July 19, 2010, would have required the payment of a $65.0 million license fee, an investment of $80.0 million in the gaming facilities over a five year period and that the State of Ohio retain 50% of the revenues from video lottery terminals. We may also be required to share a portion of our revenues with horse owners and trainers at Scioto Downs. Accordingly, even if slot gaming is approved at Scioto Downs, we cannot assure you that the revenues generated from slot gaming at Scioto Downs will yield an adequate return on our investment or that we will be able to operate slot gaming at Scioto Downs profitably because of the significant investment required and the retention of revenues by the State of Ohio. Finally, we will require additional financing to, among other things, pay required license fees and fund the expansion and improvement of the Scioto Downs facilities to comply with licensing requirements and accommodate casino gaming.

        We have agreed in principle to contract terms to engage a commercial real estate broker, and correspondingly reviewed our non-operating real property land holdings to determine which properties should be considered for sale. Properties that are to be disposed of or considered held for sale were reviewed to determine if impairment in value was indicated based upon fair value estimates as determined by independent appraisal. Impairment is measured based on a comparison of the carrying value of the property to its fair value less costs of disposal. As discussed in Note 4 to our consolidated financial statements included in our Annual Report filed on Form 10-K for the year ended December 31, 2009, an impairment loss was recorded at December 31, 2009.

        In connection with our original acquisition of Binion's on March 11, 2004, we provided limited guarantees, on certain land leases. The guarantees expired in March 2010. Since July 2009, TLC Casino Enterprises, Inc. ("TLC"), who acquired Binion's from us on March 7, 2008, paid only a portion of total monthly rent with respect to one of the leases we guaranteed. Upon the demand of the landlord that we make monthly payments pursuant to our guarantee, we paid the amounts demanded (approximately $705,000 in the aggregate through March 2010), thus curing the events of default that existed. We have demanded reimbursement from TLC, and on August 5, 2009 commenced legal action for indemnification pursuant to the Stock Purchase Agreement. On October 27, 2009, we reached a settlement with TLC whereby TLC agreed to confess judgment as to amounts we paid and amounts that may be paid by us through the expiration of the guarantees, certain legal fees and interest at the rate of 10% on amounts actually paid by us with respect to the rental payments. We agreed to forbear from enforcing the judgment for two years, provided however that the forbearance will terminate under certain conditions, including if TLC fails to timely make any of the agreed payments or there is a change in control of TLC. During the forbearance period, TLC is also obligated to make payments in partial satisfaction of the judgment in the event TLC raises any capital through debt or equity. Through June 30, 2010, TLC has reimbursed us $25,000 for legal fees that we had incurred in connection with our collection efforts.

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

        We believe that our cash balances on hand, cash flow from operations, extended payment terms from gaming equipment vendors, availability under permitted equipment financing and availability under the Credit Facility, and any proceeds from the sale of non-core assets will be sufficient to fund our liquidity needs, including any capital required to fund maturing debt obligations, any other contemplated capital expenditures and short-term funding requirements for the next twelve months, with the exception of amounts required for the licensing and construction of a video lottery facility at Scioto Downs if permitted by law. We cannot assure you that estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds and increased difficulties with respect to our ability to raise such funds. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business and—Risks Related to Our Capital Structure," both of which are included in our Annual Report on Form 10-K for the year ended December 31, 2009.

        We will require additional financing to pay required license fees and fund the expansion and improvement of the Scioto Downs facilities to comply with licensing requirements and accommodate video lottery gaming if it is ultimately successful. The indenture governing our Senior Secured Notes, the indenture governing our Senior Subordinated Notes and our Credit Agreement limit our ability to incur additional indebtedness and pay the required license fees. As such, we would be required to seek the consent of the lenders under our Credit Agreement, to incur the indebtedness necessary to fund our cash needs in connection with commencing slot gaming at Scioto Downs and to sell equity securities without repaying amounts outstanding under the Credit Facility. We cannot assure you that such lenders would grant the necessary consents. While the indentures for the Senior Secured Notes and the Senior Subordinated Notes, as amended, will allow us to incur indebtedness to fund development of future gaming operations, like slot gaming at Scioto Downs, the indentures governing those notes require us to obtain equity financing in the amount of 40% and 50%, respectively, of the total financed costs in excess of the permitted indebtedness. We cannot assure you that the necessary debt or equity financing will be available or on terms that are acceptable to us.

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

        On August 5, 2010, our stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the total number of shares of common stock which the Company will have authority to issue from 50,000,000 shares to 100,000,000 shares, par value $0.00001 per share. On August 5, 2010, the stockholders did not approve the proposal to amend the Company's Restated Certificate of Incorporation to authorize the issuance of 10,000,000 shares of preferred stock. Accordingly, the amendment which is included as Appendix A to our Proxy Statement filed with the Securities and Exchange Commission on June 25, 2010, was revised prior to filing with the Delaware Secretary of State.

Employment Agreements:

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

        On June 9, 2010, we approved amendments to the employment agreements of Robert Norton, the Chief Operating Officer of the Company, and John W. Bittner, the Executive Vice President of Finance and Accounting of the Company. Pursuant to such amendments, Mr. Norton will receive a severance payment equal to 24 times his monthly base salary and Mr. Bittner will receive a severance payment equal to 18 times his monthly base salary, in each case in the event of a termination of the employment of such executive officer by the Company without cause within one year of a change of control of the Company.

Outstanding Options and Restricted Stock Units:

        On January 22, 2010, we amended certain of our stock incentive plans to provide for the grants of restricted stock units ("RSUs") and cash awards to key employees (including officers and directors) of, or consultants to, the Company, or its subsidiaries, as the Compensation Committee of the Company's Board of Directors may determine. Pursuant to the amended plans, on January 22, 2010, we granted a total of 520,000 RSUs with a fair value of $1.78 per unit, the NASDAQ Official Close Price per share of common stock on that date, and cash awards totaling $390,000 to certain key employees. Additionally, on May 17, 2010, we granted 50,000 RSUs with a fair value of $1.90 per unit, the NASDAQ Official Close Price per share of common stock on that date, and a cash award of $37,500 to a key employee; and on June 9, 2010, we granted a total of 75,000 RSUs with a fair value of $1.75 per unit, the NASDAQ Official Close Price per share of common stock on that date, to two key employees. The RSUs will vest at the rate of one-third upon each of the first, second and third anniversaries of the date of the grants. Unvested RSUs shall vest on the date of a change of control (as defined).

        On August 5, 2010, our stockholders approved the Company's 2010 Long-Term Incentive Plan (the "2010 Plan") which provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity and non-equity based awards to employees, officers and non-employee members of the Board. Pursuant to the 2010 Plan, on August 5, 2010 each of the Company's six non-employee directors were granted 30,000 RSUs with a fair value of $2.14 per unit, the NASDAQ Official Close Price per share of common stock on that date. The grants of such RSUs were previously approved by the Board of Directors, pending the approval of the 2010 Plan by our stockholders. The RSUs vest immediately and will be delivered upon the date that is the earlier of termination of service on the Board of Directors or the consummation of a change of control of the Company.

        As of August 9, 2010, there were outstanding 775,000 RSUs and options to purchase 668,000 shares of our common stock. If all such stock options were exercised, we would receive proceeds of approximately $6.5 million. We utilize the treasury stock method in determining the dilutive effect of outstanding stock options and RSUs. Our basic earnings per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the respective period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and RSUs utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

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

        At June 30, 2010, the fair value of our Credit Facility and other long-term debt approximates the carrying value, except for our $260 million Senior Secured Notes and $125 million Senior Subordinated Notes for which the fair value was determined based upon level 2 inputs (as defined by ASC 820, Fair Value Measurements and Disclosures) including quoted market prices and bond terms and conditions. The aggregate fair value of the Senior Secured Notes and Senior Subordinated Notes was $355.7 million at June 30, 2010.

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

ITEM 1.    LEGAL PROCEEDINGS.

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

ITEM 1A.    RISK FACTORS.

        A description of our risk factors can be found in "Part I, Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2009. There were no material changes to those risk factors during the six months ended June 30, 2010.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

        Not Applicable.

ITEM 4.    REMOVED AND RESERVED.

ITEM 5.    OTHER INFORMATION.

        Not Applicable.

ITEM 6.    EXHIBITS.

Exhibits	Item Title
3.1	Certificate of Amendment to the Restated Certificate of Incorporation of MTR Gaming Group, Inc. dated August 5, 2010 (filed herewith).
10.1
Amended and Restated Employment Agreement by and between MTR Gaming Group, Inc. and Robert F. Griffin dated March 30, 2010 (incorporated by reference to our report on Form 8-K filed on March 31, 2010).
10.2	Amendment to Employment Agreement by and between MTR Gaming Group, Inc. and John W. Bittner, Jr. dated June 9, 2010 (filed herewith).
10.3	Amendment to Employment Agreement by and between MTR Gaming Group, Inc. and Robert Norton dated June 9, 2010 (filed herewith).
10.4	2010 Long Term Incentive Plan (filed herewith).
10.5	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2010 Long Term Incentive Plan) (filed herewith).
31.1	Certification of Robert F. Griffin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of David R. Hughes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Robert F. Griffin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of David R. Hughes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 9, 2010	MTR GAMING GROUP, INC.
	By:	/s/ ROBERT F. GRIFFIN Robert F. Griffin PRESIDENT AND CHIEF EXECUTIVE OFFICER
	By:	/s/ DAVID R. HUGHES David R. Hughes CORPORATE EXECUTIVE VICE-PRESIDENT AND CHIEF FINANCIAL OFFICER

Exhibit Index

Exhibits	Item Title
3.1	Certificate of Amendment to the Restated Certificate of Incorporation of MTR Gaming Group, Inc. dated August 5, 2010 (filed herewith).
10.1
Amended and Restated Employment Agreement by and between MTR Gaming Group, Inc. and Robert F. Griffin dated March 30, 2010 (incorporated by reference to our report on Form 8-K filed on March 31, 2010).
10.2	Amendment to Employment Agreement by and between MTR Gaming Group, Inc. and John W. Bittner, Jr. dated June 9, 2010 (filed herewith).
10.3	Amendment to Employment Agreement by and between MTR Gaming Group, Inc. and Robert Norton dated June 9, 2010 (filed herewith).
10.4	2010 Long Term Incentive Plan (filed herewith).
10.5	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2010 Long Term Incentive Plan) (filed herewith).
31.1	Certification of Robert F. Griffin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of David R. Hughes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Robert F. Griffin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of David R. Hughes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).