Form 10-Q
period 2010-09-30
MTR GAMING GROUP INC
filed 2010-11-09
CIK 834162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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

COMMON STOCK, $.00001 PAR VALUE
Class
27,475,260
Outstanding at November 9, 2010

MTR GAMING GROUP, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	SEPTEMBER 30 2010	DECEMBER 31 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,372	$44,755
Restricted cash	963	483
Accounts receivable, net of allowance for doubtful accounts of $277 in 2010 and $458 in 2009	3,486	2,641
Inventories	3,476	3,794
Deferred financing costs	4,105	3,606
Prepaid income taxes	182	8,663
Deferred income taxes	140	37
Prepaid expenses and other current assets	6,019	8,181

Total current assets	59,743	72,160
Property and equipment, net	319,351	332,351
Goodwill	494	494
Other intangibles	85,529	69,021
Deferred financing costs, net of current portion	9,141	10,616
Deposits and other	1,993	4,632
Non-operating real property	12,215	13,554
Assets of discontinued operations	185	185

Total assets	$488,651	$503,013

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,230	$2,150
Accounts payable—gaming taxes and assessments	4,631	7,030
Accrued payroll and payroll taxes	4,034	3,373
Accrued interest	11,308	14,247
Other accrued liabilities	10,190	11,641
Construction project and equipment liabilities	126	583
Current portion of long-term debt and capital lease obligations	1,249	6,618
Liabilities of discontinued operations	218	237

Total current liabilities	32,986	45,879
Long-term debt and capital lease obligations, net of current portion	376,505	375,885
Deferred income taxes	7,927	7,976

Total liabilities	417,418	429,740

Stockholders' equity:
Common stock	—	—
Additional paid-in capital	62,140	61,882
Retained earnings	9,176	11,475
Accumulated other comprehensive loss	(300)	(300)

Total stockholders' equity of MTR Gaming Group, Inc.	71,016	73,057
Non-controlling interest of discontinued operations	217	216

Total stockholders' equity	71,233	73,273

Total liabilities and stockholders' equity	$488,651	$503,013

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2010	2009	2010	2009
Revenues:
Gaming	$104,937	$106,408	$296,528	$315,904
Pari-mutuel commissions	4,117	4,574	9,064	10,665
Food, beverage and lodging	9,722	9,181	25,209	25,284
Other	2,911	2,285	6,776	6,550

Total revenues	121,687	122,448	337,577	358,403
Less promotional allowances	(2,540)	(2,970)	(7,449)	(8,093)

Net revenues	119,147	119,478	330,128	350,310

Operating expenses:
Expenses of operating departments:
Gaming	65,854	66,078	185,461	197,459
Pari-mutuel commissions	3,862	4,160	9,150	10,280
Food, beverage and lodging	6,439	6,323	18,022	18,210
Other	1,692	1,698	4,823	4,894
Marketing and promotions	3,588	5,689	9,987	16,637
General and administrative	14,735	18,291	41,954	46,223
Project opening costs	267	—	1,365	—
Depreciation	7,206	7,443	21,571	22,031
Impairment loss	40	—	40	—
(Gain) loss on sale or disposal of property	(78)	31	45	169

Total operating expenses	103,605	109,713	292,418	315,903

Operating income	15,542	9,765	37,710	34,407
Other income (expense):
Other	—	(39)	—	(39)
Loss on debt modification and extinguishment	—	(2,773)	—	(2,773)
Interest income	10	9	22	448
Interest expense	(13,667)	(11,849)	(40,737)	(31,729)

Income (loss) from continuing operations before income taxes	1,885	(4,887)	(3,005)	314
(Provision) benefit for income taxes	(411)	2,779	832	(3)

Income (loss) from continuing operations	1,474	(2,108)	(2,173)	311

Discontinued operations:
Income (loss) from discontinued operations before income taxes and non-controlling interest	36	(292)	(193)	(2,294)
(Provision) benefit for income taxes	(12)	2,983	68	3,664

Income (loss) from discontinued operations before non-controlling interest	24	2,691	(125)	1,370
Non-controlling interest	—	(6)	(1)	—

Income (loss) from discontinued operations	24	2,685	(126)	1,370

Net income (loss)	$1,498	$577	$(2,299)	$1,681

Net income (loss) per share—basic:
Income (loss) from continuing operations	$0.05	$(0.08)	$(0.08)	$0.01
Income (loss) from discontinued operations	—	0.10	—	0.05

Net income (loss)	$0.05	$0.02	$(0.08)	$0.06

Net income (loss) per share—diluted:
Income (loss) from continuing operations	$0.05	$(0.08)	$(0.08)	$0.01
Income (loss) from discontinued operations	—	0.10	—	0.05

Net income (loss)	$0.05	$0.02	$(0.08)	$0.06

Weighted average number of shares outstanding:
Basic	27,587,760	27,475,260	27,513,558	27,475,260

Diluted	27,793,982	27,475,260	27,513,558	27,475,260

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(2,299)	$1,681
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	21,571	22,031
Amortization of deferred financing fees	4,961	3,747
Asset impairment	40	—
Loss on debt modification and extinguishment	—	2,773
Bad debt expense	97	279
Stock-based compensation expense	600	85
Deferred income taxes	(451)	(1,269)
Decrease in long-term deferred compensation	—	(20)
Loss on the sale or disposal of property	45	169
Change in operating assets and liabilities:
Accounts receivable	(942)	2,515
Prepaid income taxes	8,481	5,357
Other current assets	2,480	10,995
Accounts payable	(3,319)	(1,916)
Accrued liabilities	(4,229)	(11,454)

Net cash provided by continuing operating activities	27,035	34,973
Net cash used in discontinued operating activities	(18)	(296)

Net cash provided by operating activities	27,017	34,677

Cash flows from investing activities:
(Increase) decrease in restricted cash	(480)	556
Decrease in deposits and other	2,599	73
Proceeds from sale non-operating real property	1,370	—
Proceeds from sale of property and equipment	308	182
Reimbursement of capital expenditures from West Virginia Racing Commission	4,611	—
Capital expenditures	(13,566)	(10,667)
Payment of Pennsylvania table games license	(16,508)	—

Net cash used in continuing investing activities	(21,666)	(9,856)
Net cash used in discontinued investing activities	—	—

Net cash used in investing activities	(21,666)	(9,856)

Cash flows from financing activities:
Proceeds from credit facility	10,000	—
Proceeds from equipment financing	679	—
Payments on credit facility	(10,000)	—
Principal payments on other long-term debt and capital lease obligations	(7,303)	(10,047)
Financing cost paid	(2,110)	(13,411)
Proceeds from issuance of Senior Secured Notes	—	238,120
Repurchase of Senior Unsecured Notes	—	(130,650)
Repayment of senior secured revolving credit facility	—	(101,949)

Net cash used in continuing financing activities	(8,734)	(17,937)
Net cash used in discontinued financing activities	—	—

Net cash used in financing activities	(8,734)	(17,937)

Net (decrease) increase in cash and cash equivalents	(3,383)	6,884
Cash and cash equivalents, beginning of period	44,755	29,011

Cash and cash equivalents, end of period	$41,372	$35,895

Cash paid during the period for:
Interest paid	$38,715	$24,221

Income taxes refunded	$(8,930)	$(7,752)

The accompanying notes are an integral part of the consolidated financial statements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of MTR Gaming Group, Inc. and Subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

NOTE 2—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In April 2010, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2010-16, Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities ("ASU 2010-16"). ASU 2010-16 codifies the consensus reached in Emerging Issues Task Force Issue No. 09-F, "Casino Base Jackpot Liabilities." ASU 2010-16 amends the FASB Accounting Standards Codification™ to clarify that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance in this ASU applies to both base and progressive jackpots. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. We are currently evaluating the requirements of ASU 2010-16 and have not yet determined the impact on our consolidated financial statements.

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

        The fair value of our cash equivalents approximates the carrying value at September 30, 2010 and December 31, 2009. The fair value was determined based on Level 1 inputs.

        Amounts that may be outstanding under our Credit Facility (see Note 8) approximate fair value based on the prevailing interest rates. There were no amounts outstanding at September 30, 2010, and there were no amounts outstanding on our Amended and Restated Credit Facility at December 31, 2009. The fair value of our $260 million 12.625% Senior Secured Notes was $271.3 million at September 30, 2010 and $249.6 million at December 31, 2009, compared to carrying values of $250.5 million and $248.6 million at September 30, 2010 and December 31, 2009, respectively. The fair value of our $125 million 9% Senior Subordinated Notes was $112.4 million at September 30, 2010 and $98.8 million at December 31, 2009, compared to a carrying value of $125 million at September 30, 2010 and December 31, 2009. The fair values of our 12.625% Senior Secured Notes and our 9% Senior Subordinated Notes were determined based on Level 2 inputs including quoted market prices and bond terms and conditions.

        Our Senior Secured Notes, Senior Subordinated Notes, and amounts outstanding under our other debt financing arrangements were stated at carrying value as long-term debt in our consolidated balance sheets as of September 30, 2010 and December 31, 2009.

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

        The assets and liabilities of MTR-Harness, Inc. have been reflected as assets and liabilities of discontinued operations in our consolidated balance sheets as of September 30, 2010 and December 31, 2009, and the operating results and cash flows have been reflected as discontinued operations for the three and nine months ended September 30, 2010 and 2009.

        Summary operating results for the discontinued operations for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(unaudited, in thousands)
Net revenues	$—	$—	$—	$—
Loss from discontinued operations before income taxes	—	(57)	(8)	(1,272)
Income (loss) from discontinued operations, net of income taxes	—	2,843	(5)	2,042

        During the three months ended September 30, 2009, MTR-Harness, Inc. recorded an income tax benefit of approximately $2.9 million related to the realization of deferred tax assets associated with impairment losses that were recorded in 2008. See Note 7 for additional discussion.

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

        The assets and liabilities of Jackson Racing, Inc. and Jackson Trotting have been reflected as assets and liabilities of discontinued operations in our consolidated balance sheets as of September 30, 2010 and December 31, 2009, and the operating results and cash flows have been reflected as discontinued operations for the three and nine months ended September 30, 2010 and 2009.

        Summary operating results for the discontinued operations for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(unaudited, in thousands)
Net revenues	$—	$—	$—	$—
(Loss) income from discontinued operations before income taxes and non-controlling interest	(2)	41	10	(130)
(Loss) income from discontinued operations, net of non-controlling interest and income taxes	(1)	23	6	(86)

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

        Since July 2009, TLC paid only a portion of total monthly rent with respect to one of the leases we guaranteed. Upon the demand of the landlord that we make monthly payments pursuant to our guarantee, we paid the amounts demanded (approximately $0.7 million in the aggregate through March 2010, including $0.2 million during the three months ended March 31, 2010), thus curing the events of default that existed. We have demanded reimbursement from TLC, and on August 5, 2009 commenced legal action for indemnification pursuant to the Stock Purchase Agreement. On October 27, 2009, we reached a settlement with TLC whereby TLC agreed to confess judgment as to amounts we paid and amounts that may be paid by us through the expiration of the guarantees, certain legal fees and interest

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—DISCONTINUED OPERATIONS (Continued)

at the rate of 10% on amounts actually paid by us with respect to the rental payments. We agreed to forbear from enforcing the judgment for two years, provided however that the forbearance will terminate under certain conditions, including if TLC fails to timely make any of the agreed payments or there is a change in control of TLC. During the forbearance period, TLC is also obligated to make payments in partial satisfaction of the judgment in the event TLC raises any capital through debt or equity. Through September 30, 2010, TLC has reimbursed us $25,000 for legal fees that we had incurred in connection with our collection efforts.

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

        Binion's operating results and cash flows have been reflected as discontinued operations for the three and nine months ended September 30, 2010 and 2009.

        Summary operating results for the discontinued operations for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(unaudited, in thousands)
Net revenues	$—	$—	$—	$—
Loss from discontinued operations before income taxes	(19)	(277)	(252)	(937)
Loss from discontinued operations, net of income taxes	(12)	(181)	(164)	(616)

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

        The assets and liabilities of Speedway have been reflected as assets and liabilities of discontinued operations in our consolidated balance sheets as of September 30, 2010 and December 31, 2009, and

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—DISCONTINUED OPERATIONS (Continued)

the operating results and cash flows have been reflected as discontinued operations for the three and nine months ended September 30, 2010 and 2009.

        Summary operating results for the discontinued operations for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(unaudited, in thousands)
Net revenues	$—	$—	$—	$—
Income from discontinued operations before income taxes	57	—	57	44
Income (loss) from discontinued operations, net of income taxes	37	(1)	37	29

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

        In June 2010, we completed the sale of a certain parcel of a non-operating real property land holding in West Virginia for approximately $9,000, after closing costs. The transaction resulted in a loss on sale of approximately $40,000. The carrying value of this property was included in non-operating real properties in our consolidated balance sheet as of December 31, 2009.

        In February 2010, we agreed in principle to a listing agreement with a commercial real estate broker to actively market our non-operating real properties. Based upon the determination in 2009 of our intent to sell the properties and changes in market conditions, we performed an evaluation to determine that the properties were carried at the lower of carrying value or fair value, as determined by an independent appraisal, less cost to sell. As a result, the carrying values were adjusted and included in non-operating real properties in our consolidated balance sheet as of December 31, 2009. Other than the recently completed sales in 2010 as discussed above, the remaining properties do not meet the classification criteria established in ASC 360 and as such are not classified as held for sale at September 30, 2010 and December 31, 2009. These properties are included in non-operating real properties in our consolidated balance sheets at September 30, 2010 and December 31, 2009.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 5—PROPERTY AND EQUIPMENT (Continued)

        During 2010, we sold various gaming and maintenance equipment. In the aggregate, the sales of such equipment resulted in a net gain of $78,000 during the three months ended September 30, 2010, and a net loss of $79,000 during the nine months ended September 30, 2010.

Other

        The West Virginia Racing Commission has provided reimbursement for capital expenditures aggregating $4.6 million, including $1.2 million related to capital expenditures that were incurred in prior years. These amounts have been applied against the applicable acquisition costs which resulted in corresponding adjustments to depreciation expense. Such adjustments did not have a material impact on our consolidated financial statements.

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

        On January 22, 2010, we amended certain of our stock incentive plans to provide for the grants of restricted stock units ("RSUs") and cash awards to key employees (including officers and directors) of or consultants to the Company, or its subsidiaries, as the Compensation Committee of the Company's Board of Directors may determine. Pursuant to the amended plans, on January 22, 2010, we granted a total of 520,000 RSUs with a fair value of $1.78 per unit, the NASDAQ Official Close Price per share of common stock on that date, and cash awards totaling $390,000 to certain key employees. Additionally, on May 17, 2010, we granted 50,000 RSUs with a fair value of $1.90 per unit, the NASDAQ Official Close Price per share of common stock on that date, and a cash award of $37,500 to a key employee; and on June 9, 2010, we granted a total of 75,000 RSUs with a fair value of $1.75 per unit, the NASDAQ Official Close Price per share of common stock on that date, to two key employees. The RSUs and cash awards will generally vest in three equal installments beginning on the first anniversary of the date of grant. Vesting will be accelerated upon consummation of a change of control of the Company (as defined), or upon other employee termination provisions (as defined).

        As a result of the termination of a key employee during the first quarter of 2010, and of the resignation of two key employees during the third quarter of 2010, nonvested RSUs of 50,000 and 300,000, respectively, were forfeited.

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

        In addition, on November 4, 2010, the Compensation Committee of the Board of Directors approved the grant of 55,000 RSUs and a cash award of $52,250 to John W. Bittner, Jr., effective on November 8, 2010, the date of Mr. Bittner's appointment as Chief Financial Officer of the Company. The RSUs were granted with a fair value of $1.90 per unit, the NASDAQ Official Close Price per share of common stock on the effective date. The RSUs and cash award will generally vest in three equal installments beginning on the first anniversary of the date of grant. Vesting will be accelerated upon consummation of a change of control of the Company (as defined), or upon Mr. Bittner's termination of employment by the Company without cause or by Mr. Bittner with good reason.

        The restricted stock unit and stock option activity for the nine months ended September 30, 2010 was as follows:

	Restricted Stock Units
	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested December 31, 2009	—	$—
Granted	825,000	1.86
Vested	(180,000)	2.14
Forfeited	(350,000)	1.78

Nonvested September 30, 2010	295,000	$1.80

	Stock Options
	Number of Shares	Weighted Average Exercise Price
Outstanding December 31, 2009	1,209,500	$6.91
Granted	—	—
Vested	—	—
Expired	(470,000)	2.50
Forfeited	(71,500)	9.81

Outstanding September 30, 2010	668,000	$9.71

Exercisable September 30, 2010	668,000	$9.71

        Total stock compensation expense recognized during the three and nine months ended September 30, 2010 was $371,000 ($241,000 net of tax) and $601,000 ($390,000 net of tax), including $20,000 and $65,000, respectively, related to stock options and $351,000 and $535,000, respectively,

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 6—EQUITY TRANSACTIONS AND EARNINGS PER SHARE (Continued)

related to RSUs. During the three and nine month periods of 2009, we recognized stock compensation expense of $42,000 ($27,000 net of tax) and $84,000 ($55,000 net of tax), respectively, for stock options. As of September 30, 2010, we had approximately $423,000 of unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of approximately 2.41 years and no unrecognized compensation cost related to non-vested stock options.

        We utilize the treasury stock method in determining the dilutive effect of outstanding stock options and RSUs. Our basic earnings per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and RSUs utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences. The number of additional shares is calculated by assuming that restricted stock units were converted and outstanding stock options were exercised and that the proceeds from such activity were used to acquire shares of common stock at the average market price during the reporting period. For the three months ended September 30, 2010, nonvested RSUs of 206,222 were included in the computation of dilutive earnings per share. There were no nonvested RSUs outstanding for the three months ended September 30, 2009. Options to purchase 668,000 and 1,326,500 shares of common stock were outstanding for the three months ended September 30, 2010 and 2009, respectively, but were not included in the computation of dilutive earnings per share for the three months ended September 30, 2010 and 2009 because the effect would be antidilutive. For the nine months ended September 30, 2010 and 2009, options to purchase 938,750 and 1,309,500 shares of common stock, respectively, and nonvested RSUs of 470,000 and -0-, respectively, were outstanding, but were not included in the computation of dilutive earnings per share for the nine months ended September 30, 2010 and 2009 because the effect would be anti-dilutive.

        On August 5, 2010, our stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the total number of shares of common stock which the Company will have authority to issue from 50,000,000 shares to 100,000,000 shares, par value $0.00001 per share.

NOTE 7—INCOME TAXES

        The effective income tax rate is reflective of permanent non-deductible expenses plus an additional state income tax provision (benefit), if any, associated with the operations of Presque Isle Downs & Casino. The effective income tax rate for continuing operations for the nine months ended September 30, 2010 was approximately 27.9%. The difference between the effective rate and the statutory rate is due to permanent items not deductible for income tax purposes.

        We recognize interest expense and penalties related to uncertain tax positions in income tax expense. During each of the three months ended September 30, 2010 and 2009, we recognized interest expense of approximately $6,000 and $4,000, respectively. During the nine months ended September 30, 2010 and 2009, we recognized interest expense of $18,000 and $11,000, respectively.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 7—INCOME TAXES (Continued)

        The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0.1 million. We do not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

        During the nine months ended September 30, 2010, deferred tax assets of approximately $299,000 related to the expiration or forfeiture of stock options were reversed. The reversal is reflected in the consolidated balance sheet as of September 30, 2010 as a reduction of additional paid-in capital.

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

        Commencing in the second quarter of 2008 and until the Senior Subordinated Notes are no longer outstanding, we are required to pay consent fees of $5.00 per $1,000 of principal to the holders of our Senior Subordinated Notes if we do not satisfy certain quarterly financial ratios. We have not met these ratios and therefore recorded additional expense of $625,000 during each of the three months ended September 30, 2010 and 2009 and $1,875,000 during each of the nine months ended September 30, 2010 and 2009.

Credit Agreement

        On March 18, 2010, the Company and Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Company) and Aladdin Credit Advisors, L.P., as administrative agent, entered into a Credit Agreement (the "Credit Agreement") which provides for a $20.0 million senior secured delayed-draw term loan credit facility (the "Credit Facility"), $10.0 million of which was drawn by the Company and subsequently repaid in September 2010. The Credit Agreement and related Credit Facility replaces our former Amended and Restated Credit Facility, which was undrawn, except for letters of credit aggregating $0.4 million, and would have matured on March 31, 2010. In connection with the termination of our former Amended and Restated Credit Facility, the outstanding letters of credit remained outstanding but were cash collateralized. The cash collateralized letters of credit are included in restricted cash in our consolidated balance sheet as of September 30, 2010. Financing costs of approximately $1.7 million were incurred in connection with the execution of the Credit Agreement.

        The Credit Facility matures on the third year anniversary of the closing date. The purpose of the Credit Facility is to finance (i) ongoing working capital and general corporate needs of the Company and its subsidiaries and (ii) capital expenditures, including the development of the Presque Isle Downs

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 8—LONG-TERM DEBT (Continued)

property for table gaming operations in Erie, Pennsylvania. Security for the Credit Facility includes substantially all of the real, personal and mixed property owned by the Company and its subsidiaries that are party to the Credit Agreement, including the capital stock of Mountaineer Park, Inc. and Scioto Downs, Inc., other than assets that may not be pledged pursuant to applicable gaming laws. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus 7.00% per annum (with a LIBOR floor of 2.50% per annum) or based on the prime rate plus 6.00% per annum (with a prime rate floor of 3.50% per annum). The Credit Agreement contains customary covenants limiting, among other things, our ability and the ability of our subsidiaries (other than our unrestricted subsidiaries as defined) to pay dividends, redeem stock or make other distributions or restricted payments; incur additional indebtedness or issue preferred shares; make certain investments; create liens; consolidate or merge; sell or otherwise transfer or dispose of assets; enter into sale-leaseback transactions; enter into transactions with affiliates of the Company; use the proceeds of permitted sales of our assets; and change our line of business. These covenants are subject to a number of exceptions and qualifications as set forth in the Credit Agreement. We are also required to maintain a maximum leverage ratio ranging from 7.00:1.00 to 4.50:1.00 per quarter, a minimum interest coverage ratio ranging from 1.10:1.00 to 1.50:1.00 per quarter and a minimum consolidated EBITDA covenant ranging from $54.0 million to $65.0 million per annum. In addition, we are restricted from making capital expenditures in excess of (i) $32.0 million in 2010; (ii) $23.0 million in 2011 and 2012; and (iii) $5.6 million in the first quarter of 2013, plus 50% of the amount not previously expended in the immediately prior year. Measurement of compliance with the covenants commenced with the quarter ended June 30, 2010 and the Company remains in compliance as of September 30, 2010.

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

        On September 24, 2010, we repaid the total amount of the $10.0 million outstanding under the Credit Agreement. In connection with the repayment, we executed Amendment No. 1 to the Credit Agreement (the "Amendment") to permit the re-borrowing of the $10.0 million that was repaid. In conjunction with the repayment and Amendment, we were required to pay a $100,000 prepayment fee and a $300,000 amendment fee. The cost of the amendment fee is included in deferred financing costs in the consolidated balance sheet at September 30, 2010, less amortization.

        The Amendment also provides that future borrowings must be made in minimum amounts of $5.0 million with integral multiples of $1.0 million in excess of that amount, and that prepayment premiums will be increased from 1% to 3% of the prepaid principal amount if prepayment occurs before the first anniversary of the Amendment. The Amendment did not change the maturity date of March 18, 2013.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 8—LONG-TERM DEBT (Continued)

        Currently, our additional borrowing capacity under the Credit Facility, as amended, is limited to a total of $20 million, and the Credit Facility matures on March 18, 2013. The term loan commitment under the Credit Agreement was eliminated in the Amendment. Mandatory commitment or prepayment reductions shall result from net asset sale proceeds (as defined) and insurance/condemnation proceeds to the extent either such proceeds amounts are not reinvested in the business; proceeds from the issuance of equity securities other than capital stock issued pursuant to employee stock or stock option compensation plans or proceeds which shall be utilized in connection with the construction of a future gaming facility at Scioto Downs; issuance of debt other than permitted indebtedness; and 50% of consolidated excess cash flow (as defined) provided that such prepayment would not cause the aggregate amount of our cash and cash equivalents to be less than $25.0 million. Permitted indebtedness under the Credit Agreement includes furniture and equipment financing provided that the aggregate principal amounts of such indebtedness outstanding at any time shall not exceed $15.0 million; other unsecured indebtedness at any time not to exceed $5.0 million; and other indebtedness to finance the acquisition, development or construction of any future gaming property provided that (i) such indebtedness shall be unsecured and subordinated to the Credit Facility, (ii) no part of the principal or interest of such indebtedness is required to be paid prior to six months after the maturity date of the Credit Facility and (iii) upon the incurrence of such indebtedness and after giving pro forma effect thereto there shall be no default or event of default and that we shall be in pro forma compliance with the financial covenants.

Other Debt Financing Arrangements

        In 1999, Scioto Downs, Inc. entered into a term loan agreement that provides for monthly payments of principal and interest through September 2013. The term loan is collateralized by a first mortgage on Scioto Downs' real property facilities, as well as other personal property, and an assignment of the rents from lease arrangements. At September 30, 2010 and December 31, 2009, there was $1.0 million and $1.3 million, respectively, outstanding under the term loan.

        Throughout 2007 and 2008, both Presque Isle Downs and Mountaineer Casino executed various promissory notes and capital lease arrangements to finance the purchase of equipment including slot machines and surveillance equipment. During the nine months ended September 30, 2010, the promissory notes and capital lease arrangements were paid in full. Aggregate amounts due under these arrangements approximated $6.5 million at December 31, 2009. Property, plant and equipment subject to capital lease arrangements had a net book value of approximately $3.3 million at December 31, 2009.

        On December 31, 2009, both Presque Isle Downs and Mountaineer Casino purchased slot machines whereby the machine suppliers provided payment terms of two years with no interest. We recorded the long-term obligations net of imputed interest at 6.75%, or approximately $79,000. Aggregate amounts due under these agreements approximated $0.7 million and $1.1 million at September 30, 2010 and December 31, 2009, respectively.

        During the nine months ended September 30, 2010, we entered into equipment financing arrangements, whereby the slot machine suppliers provided payment terms of two years with no interest. We are required to make 24 monthly installments in the aggregate monthly amount of approximately $30,000 beginning in the first quarter of 2010. We recorded the long-term obligations in

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 8—LONG-TERM DEBT (Continued)

the aggregate amount of $0.7 million, which is net of imputed interest at 6.75%, or approximately $49,000. At September 30, 2010, the aggregate amounts due under the agreements approximated $0.5 million.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Presque Isle Downs & Casino

        We commenced table gaming operations at Presque Isle Downs on July 8, 2010. Expenditures for the table games expansion at Presque Isle Downs will total approximately $23 million (which is net of a $3.5 million deposit returned to the Company by the Commonwealth of Pennsylvania) including capital expenditures of approximately $8 million, a licensing fee of $16.5 million and other costs including project-opening costs. Through September 30, 2010, expenditures included $7.6 million related to construction and equipment, $16.5 million for the licensing fee and $1.4 million in project-opening costs. The licensing fee is included in other intangibles in our consolidated balance sheet as of September 30, 2010.

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

Employment Agreements

        On March 30, 2010, we entered into an amended and restated employment agreement with Robert F. Griffin, the Company's former President and Chief Executive Officer, for a term of three years. The agreement provided for an annual base salary of $577,500 and annual performance-based incentive compensation as determined by the Compensation Committee based on mutually agreed upon performance goals with a target amount of not less than 50% of Mr. Griffin's annual base compensation and a maximum annual amount of not less than 120% of Mr. Griffin's annual base compensation. The agreement also provided for the grant, in the first year, of 200,000 restricted stock units ("RSUs") and a cash retention award payable in the aggregate amount of $150,000. The agreement also included provisions for compensation in the event of termination for circumstances as defined in the agreement. On September 28, 2010, Mr. Griffin tendered his resignation as the Company's President and Chief Executive Officer and as a member of the Board of Directors of the Company. Based on the provisions in the employment agreement with Mr. Griffin, he is entitled to unpaid compensation of $0.1 million, which is included in other accrued liabilities in our consolidated balance sheet as of September 30, 2010. Additionally, Mr. Griffin is entitled to bonus compensation of approximately $0.3 million which is included in accrued payroll and payroll taxes in our consolidated balance sheet as of September 30, 2010.

        On September 29, 2010, David R. Hughes tendered his resignation as Corporate Executive Vice President and Chief Financial Officer of the Company and, pursuant to the terms of his employment agreement, terminated his employment for good reason based on the resignation of Robert F. Griffin as Chief Executive Officer. The Company had previously entered into an amended and restated employment agreement with Mr. Hughes as the Company's Corporate Executive Vice President and Chief Financial Officer on September 25, 2009. Based on the provisions in the employment agreement with Mr. Hughes, as amended, he is entitled to severance of $1.0 million, of which $0.6 million will be paid in monthly installments over one year, and is included in other accrued liabilities in our consolidated balance sheet as of September 30, 2010. Additionally, Mr. Hughes is entitled to bonus compensation of $0.3 million which is included in accrued payroll and payroll taxes in our consolidated balance sheet as of September 30, 2010.

        As a result of the resignations of Messrs. Griffin and Hughes, their nonvested RSUs of 200,000 and 100,000, respectively, were forfeited. Such forfeitures resulted in a reversal of $155,000 of previously recognized stock compensation expense.

        On November 5, 2010, we entered into an employment agreement with John W. Bittner, Jr. as the Company's Chief Financial Officer, effective November 8, 2010, for a term of two years, with automatic one-year extensions unless notice of non-renewal is timely furnished prior to the next applicable extension period. The agreement provides for an annual base salary of $350,000 (as adjusted from time to time with the approval of the Company's Compensation Committee) and participation in the Company's annual incentive plan as may be in effect from time to time, with a target bonus opportunity of 40% of his base salary (or such other amount as may be determined by the Company's

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

Compensation Committee). Mr. Bittner is also entitled to participate in the Company's Long Term Incentive Program as may be in effect from time to time and is eligible to participate in the Company's employee benefit plans. The agreement provides that the Company will maintain, at the Company's cost, a term life insurance policy with a face value equal to Mr. Bittner's base salary. In addition, the agreement includes provisions for compensation in the event of termination for circumstances as defined in the agreement.

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

        Mountaineer currently operates approximately 2,800 slot machines, 24 poker tables and 47 casino table games, including blackjack, craps, roulette and other games, and offers live thoroughbred horse racing and on-site pari-mutuel wagering.

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

Results of Operations

        The following table sets forth a reconciliation of income (loss) from continuing operations, a generally accepted accounting principles ("GAAP") financial measure, to Adjusted EBITDA from continuing operations, a non-GAAP measure, and income (loss) from discontinued operations, a GAAP financial measure, to Adjusted EBITDA from discontinued operations, a non-GAAP measure, for each of the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited, in thousands)
Continuing Operations:
MTR Gaming Group, Inc. (consolidated)—continuing operations:
Income (loss) from continuing operations	$1,474	$(2,108)	$(2,173)	$311
Interest expense, net of interest income	13,657	11,840	40,715	31,281
Provision (benefit) for income taxes	411	(2,779)	(832)	3
Depreciation	7,206	7,443	21,571	22,031
Impairment loss	40	—	40	—
(Gain) loss on the sale or disposal of property	(78)	31	45	169
Loss on debt modification and extinguishment	—	2,773	—	2,773
Other	—	39	—	39

Adjusted EBITDA from continuing operations	$22,710	$17,239	$59,366	$56,607

Mountaineer Casino, Racetrack & Resort:
Income from continuing operations	$6,775	$14,314	$20,977	$20,410
Interest expense, net of interest income	32	1,056	133	5,522
Provision (benefit) for income taxes	3,235	(6,858)	8,117	127
Depreciation	3,308	3,672	10,160	10,849
(Gain) loss on the sale or disposal of property	(78)	30	52	123
Loss on debt modification and extinguishment	—	773	—	773

Adjusted EBITDA from continuing operations	$13,272	$12,987	$39,439	$37,804

Presque Isle Downs & Casino:
Income from continuing operations	$6,462	$12,889	$13,729	$18,476
Interest expense, net of interest income	6	170	21	292
Provision (benefit) for income taxes	2,816	(6,287)	5,313	115
Depreciation	3,685	3,561	10,778	10,560
Gain on the sale or disposal of property	—	—	(7)	—

Adjusted EBITDA from continuing operations	$12,969	$10,333	$29,834	$29,443

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited, in thousands)
Scioto Downs:
Loss from continuing operations	$(218)	$(1,093)	$(1,133)	$(1,692)
Interest expense, net of interest income	17	22	54	70
(Benefit) provision for income taxes	(124)	675	(438)	(11)
Depreciation	200	203	600	608
Other	—	39	—	39

Adjusted EBITDA from continuing operations	$(125)	$(154)	$(917)	$(986)

Corporate:
Loss from continuing operations	$(11,545)	$(28,218)	$(35,746)	$(36,883)
Interest expense, net of interest income	13,602	10,592	40,507	25,397
(Benefit) provision for income taxes	(5,516)	9,691	(13,824)	(228)
Depreciation	13	7	33	14
Impairment loss	40	—	40	—
Loss on the sale or disposal of property	—	1	—	46
Loss on debt modification and extinguishment	—	2,000	—	2,000

Adjusted EBITDA from continuing operations	$(3,406)	$(5,927)	$(8,990)	$(9,654)

Discontinued operations:
MTR-Harness/Running Aces Harness Park:
(Income) loss from discontinued operations	$—	$2,843	$(5)	$2,042
Interest expense	—	2	3	7
Benefit for income taxes	—	(2,900)	(3)	(3,314)
Equity in loss of unconsolidated joint venture	—	—	—	1,000

Adjusted EBITDA from discontinued operations	$—	$(55)	$(5)	$(265)

Jackson Racing/Jackson Harness Raceway:
(Loss) income from discontinued operations	$(1)	$24	$6	$(85)
(Benefit) provision for income taxes, net of non-controlling interest	(1)	12	3	(44)
Loss on the sale or disposal of property, net of non-controlling interest	—	115	—	115
Loss on impairment of Jackson Trotting Association, LLC	—	176	—	176
Other	—	153	—	153

Adjusted EBITDA from discontinued operations	$(2)	$480	$9	$315

Ramada Inn and Speedway Casino:
Income (loss) from discontinued operations	$37	$(1)	$37	$29
Interest (income) expense, net	—	—	—	(1)
Provision for income taxes	20	1	20	15

Adjusted EBITDA from discontinued operations	$57	$—	$57	$43

Binion's Gambling Hall & Hotel:
Loss from discontinued operations	$(12)	$(181)	$(164)	$(616)
Benefit for income taxes	(7)	(96)	(88)	(321)

Adjusted EBITDA from discontinued operations	$(19)	$(277)	$(252)	$(937)

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

Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009

        The following tables set forth information concerning our results of operations by property for continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited, in thousands)
Net revenues—continuing operations:
Mountaineer Casino, Racetrack & Resort	$59,880	$68,882	$180,376	$207,716
Presque Isle Downs & Casino	57,722	49,173	146,957	139,985
Scioto Downs	1,525	1,402	2,678	2,579
Corporate	20	21	117	30

Consolidated net revenues	$119,147	$119,478	$330,128	$350,310

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited, in thousands)
Operating income (loss)—continuing operations:
Mountaineer Casino, Racetrack & Resort	$10,042	$9,286	$29,227	$26,832
Presque Isle Downs & Casino(1)	9,283	6,772	19,063	18,883
Scioto Downs	(324)	(356)	(1,516)	(1,593)
Corporate	(3,459)	(5,937)	(9,064)	(9,715)

Consolidated operating income	$15,542	$9,765	$37,710	$34,407

(1)
Presque Isle Downs' operating income for the three and nine months ended September 30, 2010 includes project-opening costs of $0.3 million and $1.4 million, respectively, related to table gaming operations which commenced on July 8, 2010.

Mountaineer's Operating Results:

        During the three months ended September 30, 2010, Mountaineer's operating results were affected by competition, primarily from gaming operations in Pennsylvania, including the commencement of table gaming in July 2010, and general economic conditions. Net revenues decreased by $9.0 million, or 13.1%, compared to the three months ended September 30, 2009, which included a $9.4 million decrease in gaming revenues. Revenues earned from food, beverage and lodging operations decreased by $0.4 million, and revenues earned from other sources, including pari-mutuel commissions increased by $0.3 million. Promotional allowances decreased by $0.5 million. However, Mountaineer's overall operating margin increased to 16.8% in 2010 from 13.5% in 2009 due to Mountaineer's cost containment initiatives.

        During the nine months ended September 30, 2010, Mountaineer's operating results were affected by competition, primarily from gaming operations in Pennsylvania, including the commencement of table gaming in July 2010, general economic conditions and by unusually severe weather conditions in February 2010. Net revenues decreased by $27.3 million, or 13.2%, compared to the nine-month period of 2009, primarily due to a $25.7 million decrease in gaming revenues. Revenues earned from pari-mutuel commissions decreased by $1.0 million and revenues earned from food, beverage and lodging operations decreased by $1.5 million. Promotional allowances decreased by $0.9 million. However, Mountaineer's overall operating margin increased to 16.2% in 2010 from 12.9% in 2009 due to Mountaineer's cost containment initiatives.

        Significant factors contributing to Mountaineer's 2010 operating results were:

  •
  overall decreases in compensation and benefits of $1.7 million and $4.4 million during the three- and nine-month periods of 2010, respectively, as well as other cost savings programs; and

  •
  decreases in marketing promotions and advertising costs of $2.4 million and $7.5 million during the three- and nine-month periods of 2010, respectively, primarily related to 2009 cash promotions that were eliminated as a result of the implementation of non-taxable promotional credits on September 1, 2009 as well as reductions in advertising.

        A discussion of Mountaineer's key operations follows.

        Gaming Operations.    Revenues from gaming operations during the three months ended September 30, 2010 decreased by $9.4 million, or 15.3%, to $52.0 million compared to the three months ended September 30, 2009; and gross profit decreased by $4.0 million, or 16.6%. The decline in the gross profit resulted primarily from the total gaming revenue decline. Revenues from slot operations decreased by $6.1 million to $43.9 million in 2010 compared to $50.0 million in 2009, and table gaming and poker revenue decreased by $3.3 million, generating revenues of $7.3 million and $0.8 million, respectively, in 2010 compared to $9.9 million and $1.5 million, respectively, in 2009.

        During the nine months ended September 30, 2010, revenues from gaming operations decreased by $25.7 million, or 13.8%, to $160.2 million compared to the same period of 2009; and gross profit decreased by $9.7 million, or 13.5%. The decrease in gaming revenues related primarily to slot operations, which decreased by $21.5 million to $128.8 million in 2010 compared to $150.3 million in 2009. Table gaming and poker revenue decreased by $4.2 million, generating revenues of $28.1 million and $3.2 million, respectively, in 2010 compared to $30.7 million and $4.9 million, respectively, in 2009.

        The following tables set forth statistical information concerning Mountaineer's gaming operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)
Slots:
Total gross wagers	$538,763,000	$573,806,000	$1,630,367,000	$1,674,086,000
Less winning patron payouts	494,836,000	523,776,000	1,501,559,000	1,523,754,000

Gaming revenues (slot net win)	$43,927,000	$50,030,000	$128,808,000	$150,332,000
Average daily net win per slot machine	$171	$192	$169	$184
Hold percentage	8.2%	8.7%	7.9%	9.0%
Average number of slot machines	2,787	2,838	2,789	2,993
Tables:
Total table drop	$43,702,000	$55,655,000	$153,042,000	$164,802,000
Average daily net win per table	$1,372	$1,631	$1,626	$1,914
Hold percentage	16.8%	17.8%	18.4%	18.6%
Average number of tables	58	66	63	59
Poker:
Average daily poker rake per table	$248	$411	$378	$448
Average number of tables	33	40	32	40

        Management attributes the decrease in slot revenue for the nine month period ended September 30, 2010 to unusually severe weather conditions in February 2010 (as compared to 2009), general economic conditions and increased competitive pressures. On August 9, 2009, the Rivers Casino in downtown Pittsburgh, Pennsylvania, approximately a one-hour drive from Mountaineer, opened with 3,000 slot machines and various food, beverage and entertainment venues. Additionally, The Meadows Racetrack & Casino, a harness racetrack in Washington, Pennsylvania, which is approximately 40 miles southeast of Mountaineer, opened its permanent casino on April 15, 2009, with over 3,700 slot machines and various food and beverage outlets.

        Management attributes the decrease in table gaming and poker revenue primarily to the commencement of table games at Pennsylvania casinos on July 8, 2010 causing an increase in competitive pressures from the Rivers Casino in downtown Pittsburgh, Pennsylvania, The Meadows Racetrack & Casino in Washington, Pennsylvania, and to a lesser extent Presque Isle Downs. Management expects that these competitive pressures are likely to continue to negatively impact table gaming and poker revenue at Mountaineer into 2011.

        On September 1, 2009, Mountaineer began to offer its patrons the ability to play slot machines with promotional credits (commonly referred to as "free play"). Promotional credits are not subject to taxes and assessments. Management believes that free play allows Mountaineer to compete more effectively with gaming operations in Pennsylvania which already have free play. Mountaineer's ability to offer promotional credits is subject to revision and review at any time by the West Virginia Lottery Commission. Beginning in the fourth quarter of 2010, the maximum percentage of allowable promotional credits to be redeemed will increase from 2% to 2 1/2% of credits played during the preceding calendar year. In the event that this maximum is exceeded, Mountaineer may be assessed gaming taxes and assessments on the amount of the excess. In addition, the West Virginia Lottery Commission has the ability to discontinue promotional credits at its discretion.

        To-date, we have converted 2,047 of our slot machines and the state's central monitoring system to accommodate free play. Capital expenditures related to the conversion of our slot machines to accommodate free play approximated $2.0 million. At this time, we do not intend to incur any additional costs to convert our remaining existing slot machines to accommodate free play. We believe the implementation of free play at Mountaineer will continue to enhance Mountaineer's competitive position by drawing new customers and driving increased play from our existing customers. During the three- and nine-month periods of 2010, our patrons redeemed promotional credits of $9.8 million and $31.5 million, respectively.

        In addition, on November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at Mountaineer commencing in approximately 2013, unless a temporary facility as currently being discussed opens earlier. We intend to be proactive in our efforts to mitigate the effects of such competition, which includes continuing to provide first-class customer service at all of our facilities and continuing to manage and reduce our costs.

        Gaming taxes and assessments as a percentage of slot revenues for each of the three-month periods in 2010 and 2009, was 55.4%. For poker and table gaming operations, the tax rate is 35% plus amortization of an annual licensing fee of $2.5 million. Gaming taxes and assessments decreased overall by $4.5 million to $27.8 million during the three-month period of 2010 compared to the same period of 2009 as a result of the decrease in gaming revenues. Additionally, gaming compensation and benefits decreased by $0.9 million during 2010 compared to 2009 principally as a result of cost containment efforts.

        During the nine-month periods in 2010 and 2009, gaming taxes and assessments as a percentage of slot revenues was 55.7% and 56.2%, respectively. Gaming taxes and assessments decreased overall by $14.4 million to $84.4 million during the nine-month period of 2010 compared to the same period of 2009 as a result of the decrease in gaming revenues. Additionally, gaming compensation and benefits decreased by $1.6 million during 2010 compared to 2009 principally as a result of cost containment efforts.

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

        Pari-mutuel commissions for Mountaineer, detailing gross handles less patron payouts and deductions, for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited, in thousands)
Import simulcast racing pari-mutuel handle	$2,668	$3,257	$8,936	$10,537
Live racing pari-mutuel handle	2,184	2,539	4,584	5,904
Less patrons' winning tickets	(3,822)	(4,575)	(10,643)	(12,982)

	1,030	1,221	2,877	3,459
Revenues—export simulcast	2,680	2,759	6,309	7,636

	3,710	3,980	9,186	11,095
Less:
State and county pari-mutuel tax	(114)	(117)	(298)	(327)
Purses and Horsemen's Association	(1,634)	(1,755)	(3,983)	(4,851)

Revenues—pari-mutuel commissions	$1,962	$2,108	$4,905	$5,917

        Overall, Mountaineer's pari-mutuel commissions decreased by 6.9% and 17.1% during the three- and nine-month periods of 2010, respectively, compared to the same periods during 2009 as a result of 21 fewer live racing days in 2010 compared to 2009. Beginning in 2010, Mountaineer ceased live racing during the winter months of January and February. As a result, Mountaineer expects to run live racing for 210 days during 2010 compared to 225 live racing days in 2009. The decrease in import simulcast handle, as well as export simulcast, is also due to a decline in on-track and off-track wagering, which is consistent with the national average decline in wagering and purses of 7.2% and 5.7%, respectively, during the first nine months of 2010 compared to 2009, as reported by Equibase Company.

        Live racing and import simulcast may continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off track wagering facilities or growth in the utilization of telephone and/or internet wagering) and increased competition from Pennsylvania's racetracks. Mountaineer currently simulcasts its live races to over 1,000 sites.

        Food, beverage and lodging operations.    Revenues from food, beverage and lodging operations during the three months ended September 30, 2010 were $5.6 million, which decreased by $0.4 million, or 6.3%, compared to the three months ended September 30, 2009; and gross profit from these operations increased by 1.8%. During the nine months ended September 30, 2010, revenues from food, beverage and lodging operations decreased by $1.5 million, or 8.5%, compared to the same period of 2009; and gross profit from these operations decreased by 0.8%.

        The decrease in revenues was reflective of the decline in patron traffic and a shift in marketing strategies designed to reduce food and beverage offers to patrons and increase free play programs. Additionally, the decrease in gross profit was due in part to a 2% increase in food costs as a percentage of revenues during 2010 compared to 2009.

        The average daily room rate ("ADR") for the Grande Hotel (exclusive of complimentary rooms provided to gaming patrons) decreased by 11.3% to $84.46 during the third quarter of 2010 from $95.25 during the same period of 2009. The ADR (inclusive of complimentary rooms) decreased to $59.80 from $64.87 during the same three-month periods, respectively. The average occupancy rate decreased slightly to 87.2% from 88.1% during the same periods, respectively. Year-to-date, the ADR (exclusive of complimentary rooms provided to gaming patrons) decreased 9.8% to $78.38 during the first nine months of 2010 from $86.91 during the same period of 2009. The ADR (inclusive of complimentary rooms) decreased to $54.45 from $64.21 during the same nine-month periods, respectively. However, the average occupancy rate increased to 85.7% from 80.7% during the same periods, respectively.

        The decrease in daily room rates and increase in occupancy primarily reflects a shift in marketing strategies to market the hotel to gaming patrons and grant complimentary rooms to such patrons.

        Other operations.    Other operating revenues were primarily derived from operations of the Spa, Fitness Center, retail outlets and golf course; from the sale of programs, admission fees, and lottery tickets; from check cashing and ATM services and from entertainment events. Mountaineer's earned revenues from other operations increased by $0.4 million during the three-month period of 2010 compared to the same period of 2009 and remained consistent during the nine-month period of 2010 as compared to the same period of 2009. Operating expenses decreased by $0.2 million and $0.6 million, respectively, during the three- and nine-month periods of 2010 as compared to the same periods of 2009.

Presque Isle Downs' Operating Results:

        During the three months ended September 30, 2010, Presque Isle Downs' net revenues increased by $8.5 million, or 17.4%, compared to the three months ended September 30, 2009, which included a $2.8 million increase in slot revenues, table gaming revenues of $5.1 million, and a $0.6 million increase in revenues earned from food and beverage operations. Presque Isle Downs' operating margin (exclusive of project-opening costs of $0.3 million) increased to 16.5% in 2010 from 13.8% in 2009.

        During the nine months ended September 30, 2010, Presque Isle Downs experienced an increase in net revenues compared to the same period in 2009, primarily attributable to the implementation of table gaming on July 8, 2010. Net revenues increased by $7.0 million, or 5.0%, due primarily to table gaming revenue of $5.1 million, an increase in slot revenues of $1.2 million, and an increase in revenues earned from food and beverage operations of $0.9 million. Revenues earned from all other sources remained consistent with the prior year period. Presque Isle Downs' operating margin (exclusive of project-opening costs of $1.4 million) increased to 13.9% in 2010 from 13.5% in 2009.

        Significant factors contributing to Presque Isle Downs' 2010 operating results were:

  •
  commencement of table gaming on July 8, 2010 which resulted in table gaming revenues of $5.1 million for the third quarter of 2010;

  •
  increases in slot revenues and food and beverage revenues of $2.8 million and $0.6 million during the third quarter of 2010 as compared to the same period of 2009;

  •
  an increase in gross profit from food and beverage operations (as discussed below); offset by

  •
  overall increases in compensation and benefits of $2.3 million and $2.7 million during the three- and nine-month periods of 2010;

  •
  a regulatory assessment of $0.8 million relating to slot operations during the third quarter of 2010;

  •
  increases in marketing promotions of $0.4 million and $1.0 million during the three- and nine-month periods of 2010;

  •
  an increase in real estate taxes of $0.7 million during the nine-month period of 2010;

  •
  severance costs of $0.3 million; and

  •
  project-opening costs related to the implementation of table gaming operations on July 8, 2010 in the amounts of $0.3 million and $1.4 million during the three-and nine-month periods, respectively.

        Gaming Operations.    Revenues from gaming operations during the three months ended September 30, 2010 increased by $7.9 million, or 17.7%, to $52.9 million compared to the three months ended September 30, 2009; and gross profit increased by $2.7 million, or 16.8%. The increase in revenues from gaming operations and gross profit during the three months ended September 30, 2010, as compared to the same period of 2009, is primarily due to the commencement of table gaming on July 8, 2010. During the nine months ended September 30, 2010, revenues from gaming operations increased by $6.3 million, or 4.9%, to $136.3 million compared to the same period of 2009; and gross profit increased by $2.3 million, or 5.0%.

        The following tables set forth statistical information concerning Presque Isle Downs' gaming operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)
Slots:
Total gross wagers	$634,090,000	$574,293,000	$1,758,658,000	$1,644,696,000
Less winning patron payouts	586,283,000	529,331,000	1,627,422,000	1,514,674,000

Gaming revenues (slot net win)	$47,807,000	$44,962,000	$131,236,000	$130,022,000
Average daily net win per slot machine	$256	$244	$242	$238
Hold percentage	7.5%	7.8%	7.5%	7.9%
Average number of slot machines	2,030	2,000	1,986	2,000
Tables:
Total table drop	$31,002,000	—	$31,002,000	—
Average daily net win per table	$1,250	—	$1,250	—
Hold percentage	16.4%	—	16.4%	—
Average number of tables	48	—	48	—

        Overall, the increase in revenues from gaming operations during three-month period of 2010 resulted in increased gaming taxes and assessments in the amount of $3.4 million to $30.7 million compared to the three-month period of 2009. Presque Isle Downs' gaming taxes and assessments as a percentage of slot revenues increased to 62.4% for the three-month period ended September 30, 2010 compared to 60.8% for the same period of 2009, primarily due to a regulatory assessment of $0.8 million. Upon commencement of slot operations in 2007, the Pennsylvania Gaming Control Board (the "PGCB") advised Presque Isle Downs that it would receive a one-time assessment of $0.8 million required of each slot machine licensee after commencement of gaming operations. The assessment was paid and represented a prepayment toward the total borrowings of the PGCB, Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the borrowers"), required to fund the costs incurred as a result of gaming operations. Once all of Pennsylvania's fourteen slot machine licensees are operational, the Pennsylvania Department of Revenue would then assess all licensees, including Presque Isle Downs, their proportionate share of the total borrowings incurred by the borrowers, as a result of gaming operations. Based upon correspondence we received from the Pennsylvania Department of Revenue and discussions with the PGCB that additional assessments would be likely, the total prepayment by Presque Isle Downs of $0.8 million was recognized as a gaming assessment and charged to expense during the third quarter of 2010.

        Table gaming commenced at Presque Isle Downs on July 8, 2010. Gaming taxes and assessments as a percentage of table gaming revenue approximated 17.5% for the three month period ended September 30, 2010. Gaming compensation and benefits increased by $1.7 million during the third quarter primarily due to the implementation of table gaming.

        During the nine-month periods in 2010 and 2009, gaming taxes and assessments as a percentage of slot revenues was 61.4% and 60.6%, respectively, while gaming taxes and assessments as a percentage of table gaming revenues were 17.5% for the nine months period in 2010. Gaming taxes and assessments increased overall by $2.6 million to $81.5 million during the nine-month period of 2010 compared to the same period of 2009 as a result of the implementation of table gaming, increase in slot revenues, and the regulatory assessment of $0.8 million. However, slot machine lease expenses decreased by $0.3 million, offset by table gaming equipment leases of $0.1 million. Overall, gaming compensation and benefits increased by $1.5 million during the first nine months of 2010. Gaming compensation and benefits relating to the implementation of table gaming were $1.7 million for the first nine months of 2010; offset by a decrease in gaming compensation and benefits for slot operations of $0.2 million as compared to the first nine months of 2009.

        On January 7, 2010, Pennsylvania amended its gaming law, permitting table games at Pennsylvania casinos; and on April 29, 2010, the Pennsylvania Gaming Control Board approved our petition to conduct table gaming at Presque Isle Downs. Therefore, we implemented table gaming operations with 48 casino table games at Presque Isle Downs on July 8, 2010. However, on November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at Presque Isle Downs commencing in approximately 2013, unless a temporary facility as currently being discussed opens earlier. We intend to be proactive in our efforts to mitigate the effects of such competition, which includes maximizing benefits of table gaming operations at Presque Isle Downs, continuing to provide first-class customer service at all of our facilities and continuing to manage and reduce our costs.

        Pari-mutuel Commissions.    Revenues from pari-mutuel commissions during the three months ended September 30, 2010 decreased by $0.2 million to $1.2 million compared to the three months ended September 30, 2009; and operating expenses decreased by $0.1 million to $1.5 million. During the nine months ended September 30, 2010, revenues from pari-mutuel commissions decreased by $0.3 million to $2.4 million compared to the same period of 2009; and operating expenses decreased by $0.3 million to $3.1 million. Live racing at Presque Isle Downs commenced on May 7, 2010 and ended on September 25, 2010.

        In May 2009, the horsemen granted Presque Isle Downs approval to simulcast its live racing signal to advance deposit wagering sites. Currently, Presque Isle Downs simulcasts its live races to over 650 sites.

        Food and beverage operations.    Revenues from food and beverage operations during the three months ended September 30, 2010 were $3.8 million, which increased by $0.6 million, or 19.6%, compared to the same period in 2009. Operating expenses increased by $0.2 million, primarily due to increases in food and beverage costs and salaries and benefits as a result of the increase in patron traffic and revenues. The gross profit from food and beverage operations was 28.4% for the three-month period in 2010 compared to 21.8% for the same period in 2009. During the nine months ended September 30, 2010, revenues from food and beverage operations were $9.0 million, which increased by $0.9 million, or 11.1%, compared to the same period in 2009. Operating expenses increased by 3.9% to $7.2 million during the first nine months of 2010 as compared to 2009 as a result of increased patron traffic. However, food and beverage costs and salaries and benefits as a percentage of food and beverage revenue decreased. As a result, the gross profit from food and beverage operations increased by 5.6% to 19.4% in 2010 compared to 13.8% in 2009.

Scioto Downs' Operating Results:

        During the three months and nine months ended September 30, 2010, the property's net revenues and operating loss remained consistent compared to the same period during 2009. In order to reduce expenses and operating losses, Scioto Downs and Beulah Park, the other racetrack in Columbus, Ohio, have an agreement, which was approved by the Ohio Racing Commission, whereby Scioto operates its simulcasting only during its live race meet (generally May through September); and during the remaining periods, Scioto Downs' simulcasting is closed and Beulah Park operates its simulcasting. Similarly, when Scioto is open for live racing and simulcasting, Beulah Park is closed. Live racing at Scioto Downs commenced on May 7, 2010 and ended on September 11, 2010.

        On July 13, 2009, the Governor of Ohio signed an executive order directing the Ohio Lottery to take action to implement, and the Ohio legislature approved a budget bill which included language to enable video lottery terminals at Ohio's seven commercial horse tracks, including Scioto Downs. However, on September 21, 2009, the Ohio Supreme Court issued an opinion finding that the video lottery provisions of the budget bill were subject to voter referendum. On June 28, 2010, a committee designated by the petitioners for the "Let Ohio Vote" referendum petition, that would have required voter approval for video lottery terminals at Ohio's racetracks, requested that the referendum petition be withdrawn from consideration in the November 2010 general election, or any subsequent election. The elimination of the referendum removes one of the obstacles to the Governor of Ohio's plan to add video lottery terminals at Ohio's seven commercial horse racetracks, including Scioto Downs. On July 19, 2010, the Ohio Lottery Commission voted to (i) establish preliminary new rules governing the operation of video lottery terminals; (ii) withdraw the previous rules; and (iii) pursue a declaratory judgment action from the courts relative to the Lottery Commission's ability to move forward with a plan to put video lottery terminals at the racetracks. On November 2, 2010, voters in Ohio elected a new Governor and a significant number of new members to the legislature. It is unclear, at this time, as to what the new administration's direction will be with respect to moving forward with video lottery terminals at the racetracks.

        On November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Columbus will increase competition at Scioto Downs commencing in approximately 2013. We intend to be proactive in our efforts to mitigate the effects of such competition, including continuing our efforts to introduce gaming at Scioto Downs as previously proposed, providing first-class customer service at all of our facilities, and continuing to manage and reduce our costs.

Corporate Operating Results:

        During the three months ended September 30, 2010, corporate general and administrative expenses were $3.4 million compared to $5.9 million during the same period of 2009. During the nine-month periods, corporate general and administrative expenses were $9.0 million in 2010 compared to $9.7 million in 2009. Significant factors contributing to the decrease in general and administrative expenses in 2010 were:

  •
  decreases of $3.6 million and $3.5 million in costs associated with strategic costs related to lobbying and gaming efforts in Ohio during the three- and nine-month periods of 2010 as compared to 2009;

  •
  the reversal of deferred compensation costs of $0.3 million during the first quarter of 2009 related to a former executive;

  •
  decreases in legal, accounting, insurance, and legal settlements of $0.2 million and $0.3 million during the three- and nine-month periods of 2010 as compared to 2009; offset by

  •
  increases in compensation and benefits of $0.1 million and $1.2 million during the three- and nine-month periods of 2010, respectively, related to changes in corporate staffing levels and an increase in incentive compensation of $0.3 million and $0.5 million for the same periods;

  •
  increases in severance costs of $1.3 million during both the three- and nine-month periods of 2010, related to the resignations of executives during the third quarter; and

  •
  increases in consulting and other professional fees of $0.1 million and $0.3 million during the three- and nine-month periods of 2010, respectively.

Depreciation Expense:

        Depreciation expense decreased by $0.5 million and $1.0 million during the three- and nine-month periods of 2010, respectively, compared to 2009, primarily due to decreased depreciation for Mountaineer. Total depreciation expense was $7.2 million during the three months ended September 30, 2010 and $21.6 million during the nine months ended September 30, 2010.

(Gain) Loss on the Sale or Disposal of Property:

        During the nine months ended September 30, 2010, we incurred a net loss on the sale or disposal of various equipment and non-operating real properties in the aggregate of $45,000. Mountaineer and Presque Isle Downs incurred losses of $90,000 and $67,000, respectively, on the disposal of outdated slot machines, and Mountaineer sold maintenance equipment resulting in a gain of $78,000. During the first quarter of 2010, Mountaineer and Presque Isle Downs each sold parcels of non-operating real property resulting in an aggregate gain of $74,000; and in the second quarter of 2010, Mountaineer sold a parcel of non-operating real property which resulted in a loss of $40,000.

        During the nine months ended September 30, 2009, Mountaineer incurred a loss of $137,000 on the sale of a parcel of land holdings not directly associated with the operation of the property.

Interest:

        Interest expense, net of interest income, increased by $1.8 million to $13.7 million during the three months ended September 30, 2010, compared to the same period of 2009. During the nine-month periods, interest expense, net of interest income, increased by $9.4 million to $40.7 million in 2010 compared to 2009. The increase is primarily attributable to:

  •
  incremental interest of $1.5 million and $7.9 million during the three- and nine-month periods of 2010, respectively, incurred on our $260 million 12.625% Senior Secured Notes which proceeds were used in March 2009 to payoff $100.9 million under our former credit facility and our $130 million 9.75% Senior Unsecured Notes;

  •
  increased amortization of deferred financing fees in the amounts of $0.2 million and $1.2 million during the three- and nine-month periods of 2010 compared to 2009; and

  •
  interest related to our Credit Facility of $0.3 million and $0.6 million during the three- and nine-month periods of 2010, including a prepayment fee of $0.1 million during the third quarter of 2010; offset by

  •
  decreased interest of $0.2 million and $0.3 million during the three- and nine-month periods of 2010 as compared to 2009, related primarily to the repayment of promissory notes and capital lease obligations.

Income Taxes:

        Continuing Operations:    The income tax benefit during the nine months ended September 30, 2010 for continuing operations was computed based on an effective income tax rate of approximately 27.9% plus interest expense related to uncertain tax positions in income tax expense. During the same period of 2009, the income tax provision was computed based on an effective income tax rate of approximately 0.62% plus interest expense related to uncertain tax positions in income tax expense. The effective income tax rates for 2010 and 2009 are reflective of permanent non-deductible items for which we are not able to recognize a tax benefit, including a $2.7 million adjustment during the nine months ended September 20, 2009, related primarily to the lobbying efforts in Ohio.

        Discontinued Operations:    The income tax benefit during the nine months ended September 30, 2010 and 2009 for discontinued operations was computed based on an effective income tax rate of 35.0% and 34.2%, respectively. During the three months ended September 30, 2009, we obtained new information that caused us to reevaluate the recoverability of deferred tax assets aggregating approximately $2.9 million associated with certain impairment losses recorded in 2008. As a result, we determined that it was more likely than not that the deferred tax assets would be realized and a previously established valuation allowance of approximately $2.9 million was reversed.

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

        During the three months ended September 30, 2010, we had no income or expenses related to the discontinued operations of North Metro. During the nine months ended September 30, 2010, we incurred pre-tax losses on discontinued operations of approximately $8,000. During the three and nine months ended September 30, 2009, we incurred pre-tax losses on discontinued operations of approximately $56,000 and $1.3 million, respectively. During the nine months ended September 30, 2009, we recorded equity losses in North Metro of approximately $1.0 million. In addition, we recorded an income tax benefit of approximately $2.9 million during the three months ended September 30, 2009, related to the realization of deferred tax assets associated with the impairment losses of $8.7 million that were recorded in 2008.

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

        During the three months ended September 30, 2010, we incurred a pre-tax loss on discontinued operations of approximately $2,000. During the nine months ended September 30, 2010, we earned pre-tax income on the discontinued operations, before the 10% non-controlling interest in Jackson Trotting not owned by us, of approximately $10,000.

        During the three months ended September 30, 2009, we earned pre-tax income on the discontinued operations, before the 10% non-controlling interest in Jackson Trotting not owned by us, of approximately $41,000. During the nine months ended September 30, 2009, we incurred pre-tax losses on the discontinued operations, before the 10% non-controlling interest in Jackson Trotting not owned by us, of approximately $0.1 million.

        Ramada Inn and Speedway Casino:    On June 3, 2008, our wholly-owned subsidiary, Speakeasy Gaming of Las Vegas, Inc., sold the gaming assets of the Ramada Inn and Speedway Casino to Lucky Lucy D, LLC in accordance with the terms of an Asset Purchase and Sale Agreement dated January 11, 2008.

        We earned pre-tax income on the discontinued operations of Speedway of $57,000 during the three and nine months ended September 30, 2010. During the three months ended September 30, 2009, we had no income or expenses related to the discontinued operations of Speedway. During the nine months ended September 30, 2009, we earned pre-tax income on discontinued operations of approximately $44,000.

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

        During the three and nine months ended September 30, 2010, we incurred pre-tax losses on discontinued operations of approximately $19,000 and $252,000, respectively. During the three and nine months ended September 30, 2009, we incurred pre-tax losses on discontinued operations of approximately $277,000 and $937,000, respectively.

Cash Flows

        Net cash provided by operating activities approximated $27.0 million during the nine months ended September 30, 2010, compared to $34.7 million during the same period of 2009. Current period non-cash expenses included $26.5 million of depreciation and amortization. In 2009, operating activities included depreciation and amortization of $25.8 million and $2.8 million in write-offs of deferred financing and other fees resulting from the modification and extinguishment of long-term debt. Included in cash flows from operating activities for 2010 was $18,000 used in discontinued operations compared to $0.3 million used in discontinued operations for 2009.

        Net cash used in investing activities was $21.7 million during the nine months ended September 30, 2010, comprised primarily of the Pennsylvania table games license fee of $16.5 million, capital expenditures of $13.6 million offset by the reimbursement of capital expenditures from the West Virginia Racing Commission of $4.6 million and proceeds from the sale of property of $1.6 million. During the nine-month period of 2009, net cash used in investing activities was $9.9 million, comprised primarily of capital expenditures of $10.7 million.Net cash used in financing activities was $8.7 million during the nine months ended September 30, 2010, compared to $17.9 million used in financing activities during the nine-month period of 2009. Financing activities for 2010 included proceeds of $10.0 million from the credit agreement entered into on March 18, 2010, which was subsequently repaid on September 24, 2010, and proceeds of $0.7 million from equipment financing, offset by payment of financing-related costs of $2.1 million. Principal payments on long-term obligations aggregated $7.3 million during the nine months ended September 30, 2010. Financing activities for 2009 included net proceeds of $238.1 million from the issuance of our $250 million Senior Secured Notes, together with cash on hand, were utilized to repurchase our Senior Unsecured Notes for $130.1 million, repay amounts outstanding of $100.2 million under our senior secured revolving credit facility and pay various financing costs aggregating $13.4 million. Other principal payments on long-term obligations aggregated $11.7 million in 2009.

Inflation

        We do not believe that inflation has had a significant impact on our revenues, results of operations or cash flows.

Liquidity and Sources of Capital

        We had working capital of $26.8 million as of September 30, 2010, and our unrestricted cash balance amounted to $41.4 million. At September 30, 2010, the balances in bank accounts owned by Mountaineer's horsemen, but to which we contribute funds for racing purses, exceeded our purse payment obligations by $1.8 million. This amount is available for payment of future purse obligations at our discretion and in accordance with the terms of its agreement with the Horsemen's Benevolent & Protective Association (the "HBPA").

        On March 18, 2010, the Company and Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Company) and Aladdin Credit Advisors, L.P., as administrative agent, entered into a Credit Agreement (the "Credit Agreement") which provides for a $20.0 million senior secured delayed-draw term loan credit facility (the "Credit Facility"), $10.0 million of which was drawn by the Company and subsequently repaid in September 2010. The Credit Agreement and related Credit Facility replaces our former Amended and Restated Credit Facility, which was undrawn, except for letters of credit aggregating $0.4 million, and would have matured on March 31, 2010. In connection with the termination of our former Amended and Restated Credit Facility, the outstanding letters of credit remained outstanding but were cash collateralized.

        The Credit Facility matures on the third year anniversary of the closing date. The purpose of the Credit Facility is to finance (i) ongoing working capital and general corporate needs of the Company and its subsidiaries and (ii) capital expenditures, including the development of the Presque Isle Downs property for table gaming operations in Erie, Pennsylvania. Security for the Credit Facility includes substantially all of the real, personal and mixed property owned by the Company and its subsidiaries that are party to the Credit Agreement, including the capital stock of Mountaineer Park, Inc. and Scioto Downs, Inc., other than assets that may not be pledged pursuant to applicable gaming laws. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus 7.00% per annum (with a LIBOR floor of 2.50% per annum) or based on the prime rate plus 6.00% per annum (with a prime rate floor of 3.50% per annum). The Credit Agreement contains customary covenants limiting, among other things, our ability and the ability of our subsidiaries (other than our unrestricted subsidiaries as defined) to pay dividends, redeem stock or make other distributions or restricted payments; incur additional indebtedness or issue preferred shares; make certain investments; create liens; consolidate or merge; sell or otherwise transfer or dispose of assets; enter into sale-leaseback transactions; enter into transactions with affiliates of the Company; use the proceeds of permitted sales of our assets; and change our line of business. These covenants are subject to a number of exceptions and qualifications as set forth in the Credit Agreement. We are also required to maintain a maximum leverage ratio ranging from 7.00:1.00 to 4.50:1.00 per quarter, a minimum interest coverage ratio ranging from 1.10:1.00 to 1.50:1.00 per quarter and a minimum consolidated EBITDA covenant ranging from $54.0 million to $65.0 million per annum. In addition, we are restricted from making capital expenditures in excess of (i) $32.0 million in 2010; (ii) $23.0 million in 2011 and 2012; and (iii) $5.6 million in the first quarter of 2013, plus 50% of the amount not previously expended in the immediately prior year. Measurement of compliance with the covenants commenced with the quarter ended June 30, 2010 and the Company remains in compliance as of September 30, 2010.

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

        On September 24, 2010, we repaid the total amount of the $10.0 million outstanding under the Credit Agreement. In connection with the repayment, we executed Amendment No. 1 to the Credit Agreement (the "Amendment") to permit the re-borrowing of the $10.0 million that was repaid. In conjunction with the repayment and Amendment, we were required to pay a $100,000 prepayment fee and a $300,000 amendment fee. The cost of the amendment fee is included in deferred financing costs in the consolidated balance sheet at September 30, 2010, less amortization.

        The Amendment also provides that future borrowings must be made in minimum amounts of $5.0 million with integral multiples of $1.0 million in excess of that amount, and that prepayment premiums will be increased from 1% to 3% of the prepaid principal amount if prepayment occurs before the first anniversary of the Amendment. The Amendment did not change the maturity date of March 18, 2013.

        Currently, our additional borrowing capacity under the Credit Facility, as amended, is limited to a total of $20 million, and the Credit Facility matures on March 18, 2013. The term loan commitment under the Credit Agreement was eliminated in the Amendment. Mandatory commitment or prepayment reductions shall result from net asset sale proceeds (as defined) and insurance/condemnation proceeds to the extent either such proceeds amounts are not reinvested in the business; proceeds from the issuance of equity securities other than capital stock issued pursuant to employee stock or stock option compensation plans or proceeds which shall be utilized in connection with the construction of a future gaming facility at Scioto Downs; issuance of debt other than permitted indebtedness; and 50% of consolidated excess cash flow (as defined) provided that such prepayment would not cause the aggregate amount of our cash and cash equivalents to be less than $25.0 million. Permitted indebtedness under the Credit Agreement includes furniture and equipment financing provided that the aggregate principal amounts of such indebtedness outstanding at any time shall not exceed $15.0 million; other unsecured indebtedness at any time not to exceed $5.0 million; and other indebtedness to finance the acquisition, development or construction of any future gaming property provided that (i) such indebtedness shall be unsecured and subordinated to the Credit Facility, (ii) no part of the principal or interest of such indebtedness is required to be paid prior to six months after the maturity date of the Credit Facility and (iii) upon the incurrence of such indebtedness and after giving pro forma effect thereto there shall be no default or event of default and that we shall be in pro forma compliance with the financial covenants.

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

        At September 30, 2010, there were no borrowings outstanding under the Credit Facility. Cash collateralized letters of credit for approximately $0.4 million remain outstanding. At December 31, 2009, there were no borrowings outstanding under our former Amended and Restated Credit Facility, except for letters of credit for approximately $0.6 million.

        During the nine months ended September 30, 2010, we purchased 50 slot machines at an aggregate $0.7 million utilizing two-year vendor repayment terms with no interest.

        At September 30, 2010, we had total debt in aggregate principal amount of $377.8 million (exclusive of discounts), $252.8 million in aggregate principal amount which is secured. Our substantial debt could have significant effects on our business. See "Part I, Item 1A. Risk Factors—Risks Related to Our Capital Structure" which is included in our Annual Report on Form 10-K for the year ended December 31, 2009.

        Commencing in the second quarter of 2008 and until the Senior Subordinated Notes are no longer outstanding, we are required to pay consent fees of $5.00 per $1,000 of principal to the holders of our Senior Subordinated Notes if we do not satisfy certain quarterly financial ratios. We have not met these ratios and therefore recorded additional expense of $625,000 and $1,875,000 for the three and nine months ended September 30, 2010. We also anticipate that we will have to pay these fees for the remaining portion of 2010 depending upon the level of our outstanding debt.

        During 2010, Mountaineer completed the sale of certain non-operating real property holdings including 194 acres of land for $166,000, after closing costs, which resulted in a loss of approximately $40,000.

        In August 2010, Mountaineer sold maintenance equipment for approximately $146,000 which resulted in a gain on sale of approximately $78,000.

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

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Contractual cash obligations:
Long-term debt(1)	$387.2	$1.3	$125.9	$260.0	$—
Employment agreements(2)	4.0	3.0	1.0	—	—

Total	$391.2	$4.3	$126.9	$260.0	$—

(1)
These amounts, exclusive of the interest component, are included on our consolidated balance sheets. See Note 7 to our consolidated financial statements in our Annual Report of Form 10-K for the year ended December 31, 2009 for additional information about our debt and related matters.

(2)
Includes base salaries and guaranteed payments but not incentive amounts that cannot be calculated.

Capital Expenditures:

        During the nine months ended September 30, 2010, additions to property and equipment and other capital projects for continuing operations aggregated $13.6 million. Expenditures included approximately $3.4 million related to environmental control facilities, specifically Concentrated Animal Feeding Operations ("CAFO"), $0.7 million related to new slot machines at Mountaineer, $7.6 million and $1.0 million related to the table gaming expansion and new slot machines, respectively, at Presque Isle Downs, and $0.8 in other equipment and renovations.

        We anticipate spending up to a total of approximately $9.0 million during 2010 on capital expenditures, exclusive of amounts related to table gaming expansion in Pennsylvania. Capital expenditures for 2010 will include approximately $3.8 million for CAFO associated with our horseracing facilities in West Virginia. It is anticipated that these expenditures will be reimbursed from funds provided by the West Virginia Racing Commission. Through September 30, 2010, we have been reimbursed approximately $3.4 million of our 2010 CAFO expenditures. Such reimbursement has been accounted for as a reduction of the cost of CAFO expenditures. In addition, we also received approximately $1.2 million from the West Virginia Racing Commission for reimbursement of capital expenditures that were incurred in prior years. These amounts have also been reflected as a reduction of the applicable acquisition costs which resulted in corresponding adjustments to depreciation expense. Such adjustments did not have a material impact on our consolidated financial statements. Future reimbursements from the West Virginia Racing Commission are subject to the availability of racing funds.

        Expenditures for the table games expansion at Presque Isle Downs will total approximately $23 million (which is net of a $3.5 million deposit returned to the Company by the Commonwealth of Pennsylvania) including capital expenditures of approximately $8 million, a licensing fee of $16.5 million and other costs including project-opening costs. Through September 30, 2010, expenditures included $7.6 million related to construction and equipment, $16.5 million for the licensing fee and $1.4 million in project-opening costs.

Commitments and Contingencies:

        On July 13, 2009, the Governor of Ohio signed an executive order directing the Ohio Lottery to take action to implement, and the Ohio legislature approved a budget bill which included language to enable video lottery terminals at Ohio's seven commercial horse racetracks, including Scioto Downs. However, on September 21, 2009, the Ohio Supreme Court issued an opinion finding that the video lottery provisions of the budget bill were subject to voter referendum. On June 28, 2010, a committee designated by the petitioners for the "Let Ohio Vote" referendum petition, that would have required voter approval for video lottery terminals at Ohio's racetracks, requested that the referendum petition be withdrawn from consideration in the November 2010 general election, or any subsequent election. The elimination of the referendum removes one of the obstacles to the Governor of Ohio's plan to add video lottery terminals at Ohio's seven commercial horse racetracks, including Scioto Downs. On July 19, 2010, the Ohio Lottery Commission voted to (i) establish preliminary new rules governing the operation of video lottery terminals; (ii) withdraw the previous rules; and (iii) pursue a declaratory judgment action from the courts relative to the Lottery Commission's ability to move forward with a plan to put video lottery terminals at the racetracks. On November 2, 2010, voters in Ohio elected a new Governor and a significant number of new members to the legislature. It is unclear, at this time, as to what the new administration's direction will be with respect to moving forward with video lottery terminals at the racetracks.

        The 2009 Ohio legislation enabling video lottery was also subject to a lawsuit filed on September 3, 2009 asserting that expanded gaming activities at racetracks violates the Ohio constitution and requires voter approval. The lawsuit alleges that slot machines are not lottery games that were approved by Ohio voters in authorizing the lottery and that the allocation of profits between the state of Ohio and racetracks violates Ohio constitutional provisions earmarking lottery proceeds for education. The Ohio legislation enabling video lottery was also subject to a lawsuit filed on September 14, 2009 asserting, in addition to the assertions in the prior lawsuit, that the legislation is unconstitutional, because, among other things, it violates the Ohio constitution's requirements that no bill shall contain more than one subject, that every bill shall be considered by each House on three different days, that the state's credit not be used in aid of any individual, association or corporation, and that all proceeds generated by the lottery be used to support education in the state. These lawsuits were dismissed in October 2009. Each of these lawsuits may be refiled.

        On November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at both Mountaineer Casino and Presque Isle Downs commencing in approximately 2013 unless a temporary facility as currently being discussed opens earlier. A casino in Columbus will increase competition at Scioto Downs. We intend to be proactive in our efforts to mitigate the effects of such competition, including continuing our efforts to introduce gaming at Scioto Downs as previously proposed, maximizing benefits of table gaming operations at Presque Isle Downs, continuing to provide first-class customer service at all of our facilities, and continuing to manage and reduce our costs.

        Even if gaming is permitted at Scioto Downs following the resolution of any litigation and the Governor of Ohio's ability to move forward with the plan, the passage of the referendum permitting casino gaming in Ohio may materially adversely affect our ability to obtain financing to pay the license fees and otherwise make necessary investments at Scioto Downs to permit gaming and comply with the conditions to licensing. Additionally, tax rates on the revenue from such casinos could be substantially lower than the tax rates that may be imposed by the Governor of Ohio on video lottery at the racetracks, resulting in a competitive advantage for the casinos. Such new competition may have a material adverse effect on our business, financial condition and results of operations. See "Part I, Item 1A, Risk Factors—Risks Related to Our Business—We face significant competition from other gaming and racing facilities, and increased competition could have a material adverse effect on us; recent passage of a referendum authorizing four casinos in Ohio will create significant new competition" which is included in our Annual Report filed on Form 10-K for the year ended December 31, 2009. We intend to lobby for lower licensing fees and taxes in light of the anticipated competition from casinos authorized by the November 3, 2009 referendum, but we cannot assure you that we will be successful. We believe that approval of slot gaming or video lottery at Ohio racetracks will positively impact our business prospects and financial condition because we expect that slot gaming or video lottery at Scioto Downs will, if approved, increase our revenues and operating margins at that property. If slot gaming and video lottery are permitted at Ohio racetracks, we expect to expand and construct a slot machine casino at Scioto Downs and purchase or lease the necessary video lottery terminals, which will require additional debt and equity financing that may not be available or on terms that are acceptable to us. See "Part I, Item 1A, Risk Factors—Risks Related to Our Capital Structure—The indenture governing the Senior Secured and Senior Subordinated Notes and our other debt agreements contain covenants that significantly restrict our operations" and "—Risks Related to Our Business—The future of slot gaming and video lottery at Scioto Downs is uncertain" both of which are included in our Annual Report filed on Form 10-K for the year ended December 31, 2009.

        In addition, the conditions applicable to slot gaming at Ohio racetracks are expected to require, if approved, the payment of a license fee, an investment in the gaming facilities including the purchase or lease of the video lottery terminals and a requirement that the State of Ohio retain a yet undetermined portion of the revenues from video lottery terminals. The previous regulations, until withdrawn by the Ohio Lottery Commission on July 19, 2010, would have required the payment of a $65.0 million license fee, an investment of $80.0 million in the gaming facilities over a five year period and that the State of Ohio retain 50% of the revenues from video lottery terminals. We may also be required to share a portion of our revenues with horse owners and trainers at Scioto Downs. Until such time as new regulations are proposed and acted upon, it is unclear as to the impact of such new conditions on gaming operations at the racetracks. Accordingly, even if slot gaming is approved at Scioto Downs, we cannot assure you that the revenues generated from slot gaming at Scioto Downs will yield an adequate return on our investment or that we will be able to operate slot gaming at Scioto Downs profitably because of the significant investment required and the retention of revenues by the State of Ohio.

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

        In connection with our original acquisition of Binion's on March 11, 2004, we provided limited guarantees, on certain land leases. The guarantees expired in March 2010. Since July 2009, TLC Casino Enterprises, Inc. ("TLC"), who acquired Binion's from us on March 7, 2008, paid only a portion of total monthly rent with respect to one of the leases we guaranteed. Upon the demand of the landlord that we make monthly payments pursuant to our guarantee, we paid the amounts demanded (approximately $705,000 in the aggregate through March 2010), thus curing the events of default that existed. We have demanded reimbursement from TLC, and on August 5, 2009 commenced legal action for indemnification pursuant to the Stock Purchase Agreement. On October 27, 2009, we reached a settlement with TLC whereby TLC agreed to confess judgment as to amounts we paid and amounts that may be paid by us through the expiration of the guarantees, certain legal fees and interest at the rate of 10% on amounts actually paid by us with respect to the rental payments. We agreed to forbear from enforcing the judgment for two years, provided however that the forbearance will terminate under certain conditions, including if TLC fails to timely make any of the agreed payments or there is a change in control of TLC. During the forbearance period, TLC is also obligated to make payments in partial satisfaction of the judgment in the event TLC raises any capital through debt or equity. Through September 30, 2010, TLC has reimbursed us $25,000 for legal fees that we had incurred in connection with our collection efforts.

        Upon commencement of slot operations at Presque Isle Downs, Presque Isle Downs was required to make deposits in the aggregate amount of $5.0 million to establish accounts with the Commonwealth of Pennsylvania. In January 2010, in conjunction with the table games legislation, the Commonwealth of Pennsylvania returned $3.5 million of the deposit to us. Additionally upon commencement of slot operations, the Pennsylvania Gaming Control Board (the "PGCB") advised Presque Isle Downs that it would receive a one-time assessment of $0.8 million required of each slot machine licensee after commencement of gaming operations. The assessment was paid and represented a prepayment toward the total borrowings of the PGCB, Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the borrowers"), required to fund the costs incurred as a result of gaming operations. Once all of Pennsylvania's fourteen slot machine licensees are operational, the Pennsylvania Department of Revenue would then assess all licensees, including Presque Isle Downs, their proportionate share of the total borrowings incurred by the borrowers, as a result of gaming operations. Based upon correspondence we received from the Pennsylvania Department of Revenue and discussions with the PGCB that additional assessments would be likely, the total prepayment by Presque Isle Downs of $0.8 million was recognized as a gaming assessment and charged to expense during the third quarter of 2010.

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

Employment Agreements:

        On March 30, 2010, we entered into an amended and restated employment agreement with Robert F. Griffin, the Company's former President and Chief Executive Officer, for a term of three years. The agreement provided for an annual base salary of $577,500 and annual performance-based incentive compensation as determined by the Compensation Committee based on mutually agreed upon performance goals with a target amount of not less than 50% of Mr. Griffin's annual base compensation and a maximum annual amount of not less than 120% of Mr. Griffin's annual base compensation. The agreement also provided for the grant, in the first year, of 200,000 restricted stock units ("RSUs") and a cash retention award payable in the aggregate amount of $150,000. The agreement also included provisions for compensation in the event of termination for circumstances as defined in the agreement. On September 28, 2010, Mr. Griffin tendered his resignation as the Company's President and Chief Executive Officer and as a member of the Board of Directors of the

Company. Based on the provisions in the employment agreement with Mr. Griffin, he is entitled to unpaid compensation of $0.1 million and bonus compensation of approximately $0.3 million.

        On September 29, 2010, David R. Hughes tendered his resignation as Corporate Executive Vice President and Chief Financial Officer of the Company and, pursuant to the terms of his employment agreement, terminated his employment for good reason based on the resignation of Robert F. Griffin as Chief Executive Officer. The Company had previously entered into an amended and restated employment agreement with Mr. Hughes as the Company's Corporate Executive Vice President and Chief Financial Officer on September 25, 2009. Based on the provisions in the employment agreement with Mr. Hughes, he is entitled to severance and bonus compensation of $1.3 million, of which $0.6 million will be paid in monthly installments over one year.

        As a result of the resignations of Messrs. Griffin and Hughes, their nonvested RSUs of 200,000 and 100,000, respectively, were forfeited.

        On November 5, 2010, we entered into an employment agreement with John W. Bittner, Jr. as the Company's Chief Financial Officer, effective November 8, 2010, for a term of two years, with automatic one-year extensions unless notice of non-renewal is timely furnished prior to the next applicable extension period. The agreement provides for an annual base salary of $350,000 (as adjusted from time to time with the approval of the Company's Compensation Committee) and participation in the Company's annual incentive plan as may be in effect from time to time, with a target bonus opportunity of 40% of his base salary (or such other amount as may be determined by the Company's Compensation Committee). Mr. Bittner is also entitled to participate in the Company's Long Term Incentive Program as may be in effect from time to time and is eligible to participate in the Company's employee benefit plans. The agreement provides that the Company will maintain, at the Company's cost, a term life insurance policy with a face value equal to Mr. Bittner's base salary.

        In the event of termination of the employment agreement by either party for any reason, Mr. Bittner will receive (i) earned but unpaid base salary and accrued and unused vacation pay, (ii) reimbursement for reasonable business expenses then outstanding, (iii) any bonus earned and approved to be paid with respect to completed fiscal periods that precede the date of termination but have not yet been paid, and (iv) all payments, rights and benefits due as of the date of termination under the terms of the Company's employee and fringe benefit plans and programs in which Mr. Bittner participated (the benefits in the foregoing clauses (i) - (iv), the "Accrued Rights").

        In the event of termination of the employment agreement by the Company without "cause" (as defined in the Employment Agreement) or by Mr. Bittner with "good reason" (as defined in the Employment Agreement), (a) Mr. Bittner will receive, in addition to the Accrued Rights, (i) continued payment of his base salary for twelve (12) months following the date of termination (the "Severance Period"), (ii) a bonus amount, which shall be paid in a lump sum within thirty (30) days of approval by the Compensation Committee, based on the achievement of the applicable performance criteria for the year in which termination occurred, adjusted on a pro rata basis to the number of days Mr. Bittner was employed in such year, provided he was employed for at least six (6) months during such year and (iii) continued medical coverage under the Company's group health plan for the Severance Period (the benefits in the foregoing clauses (i) - (iii), the "Severance Payments") and (b) all of Mr. Bittner's then-outstanding and otherwise unvested restricted stock units shall immediately vest upon such termination and be paid out in accordance with the terms of thereof. The Severance Payments and such accelerated vesting of the restricted stock units are subject to Mr. Bittner's execution of a general release of claims against the Company.

        In the event of a termination of the Employment Agreement by the Company for "cause" or by Mr. Bittner without "good reason", or in the event of termination of the Employment Agreement by reason of death or disability, Mr. Bittner will receive the Accrued Rights but will not be entitled to the

Severance Benefits. In addition, in the event of his death, Mr. Bittner's estate or beneficiaries will be entitled to receive the proceeds of the life insurance policy specified above.

        In the event that Mr. Bittner's employment terminates upon expiration of the Employment Agreement (including any renewal thereof) by reason of the Company's provision of a non-renewal notice, then Executive will receive the Accrued Rights and the Severance Payments.

        If a "change in control" (as defined in the Employment Agreement) occurs during the term of the Employment Agreement and, prior to the first anniversary of the date of consummation of such change in control, Mr. Bittner's employment is terminated by the Company without "cause" or by Mr. Bittner with "good reason", then Mr. Bittner will receive the Accrued Rights and the Severance Payments, provided that the Severance Period shall be deemed to be eighteen (18) months.

        Mr. Bittner has agreed to certain restrictive covenants (including and noncompetition and nonsolicitation) for specified periods following his termination of employment, depending upon the circumstances surrounding the termination of employment.

        In connection with the appointment of Mr. Bittner to the position of Chief Financial Officer of the Company, Mr. Bittner's prior employment agreement with the Company relating to his service as Executive Vice President of Finance and Accounting was superseded by the terms of the new employment agreement. No termination payments or other penalties were incurred by the Company in connection with the entry into the new employment agreement.

        On June 9, 2010, we approved an amendment to the employment agreement of Robert Norton, the Chief Operating Officer of the Company. Pursuant to the amendment, Mr. Norton will receive a severance payment equal to 24 times his monthly base salary in the event of a termination of the employment of Mr. Norton by the Company without cause within one year of a change of control of the Company.

Outstanding Options and Restricted Stock Units:

        On January 22, 2010, we amended certain of our stock incentive plans to provide for the grants of restricted stock units ("RSUs") and cash awards to key employees (including officers and directors) of, or consultants to, the Company, or its subsidiaries, as the Compensation Committee of the Company's Board of Directors may determine. Pursuant to the amended plans, on January 22, 2010, we granted a total of 520,000 RSUs with a fair value of $1.78 per unit, the NASDAQ Official Close Price per share of common stock on that date, and cash awards totaling $390,000 to certain key employees. Additionally, on May 17, 2010, we granted 50,000 RSUs with a fair value of $1.90 per unit, the NASDAQ Official Close Price per share of common stock on that date, and a cash award of $37,500 to a key employee; and on June 9, 2010, we granted a total of 75,000 RSUs with a fair value of $1.75 per unit, the NASDAQ Official Close Price per share of common stock on that date, to two key employees. The RSUs and cash awards will generally vest in three equal installments beginning on the first anniversary of the date of grant. Vesting will be accelerated upon consummation of a change of control of the Company (as defined), or upon other employee termination provisions (as defined).

        As a result of the termination of a key employee during the first quarter of 2010, and of the resignation of two key employees during the third quarter of 2010, nonvested RSUs of 50,000 and 300,000, respectively, were forfeited.

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

        In addition, on November 4, 2010, the Compensation Committee of the Board of Directors approved the grant of 55,000 RSUs and a cash award of $52,250 to John W. Bittner, Jr., effective on November 8, 2010, the date of Mr. Bittner's appointment as Chief Financial Officer of the Company. The RSUs were granted with a fair value of $1.90 per unit, the NASDAQ Official Close Price per share of common stock on the effective date. The RSUs and cash award will generally vest in three equal installments beginning on the first anniversary of the date of grant. Vesting will be accelerated upon consummation of a change of control of the Company (as defined), or upon Mr. Bittner's termination of employment by the Company without cause or by Mr. Bittner with good reason.

        As of November 9, 2010, there were outstanding 530,000 RSUs and options to purchase 668,000 shares of our common stock. If all such stock options were exercised, we would receive proceeds of approximately $6.5 million. We utilize the treasury stock method in determining the dilutive effect of outstanding stock options and RSUs. Our basic earnings per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the respective period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and RSUs utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

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

Recent Accounting Pronouncements

        In April 2010, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2010-16, Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities ("ASU 2010-16"). ASU 2010-16 codifies the consensus reached in Emerging Issues Task Force Issue No. 09-F, "Casino Base Jackpot Liabilities." ASU 2010-16 amends the FASB Accounting Standards Codification™ to clarify that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance in this ASU applies to both base and progressive jackpots. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. We are currently evaluating the requirements of ASU 2010-16 and have not yet determined the impact on our consolidated financial statements.

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

        At September 30, 2010, the fair value of our Credit Facility and other long-term debt approximates the carrying value, except for our $260 million Senior Secured Notes and $125 million Senior Subordinated Notes for which the fair value was determined based upon level 2 inputs (as defined by ASC 820, Fair Value Measurements and Disclosures) including quoted market prices and bond terms and conditions. The aggregate fair value of the Senior Secured Notes and Senior Subordinated Notes was $383.7 million at September 30, 2010.

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

ITEM 1A.    RISK FACTORS.

        A description of our risk factors can be found in "Part I, Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2009. There were no material changes to those risk factors during the nine months ended September 30, 2010.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

        Not Applicable.

ITEM 4.    REMOVED AND RESERVED.

ITEM 5.    OTHER INFORMATION.

        Not Applicable.

ITEM 6.    EXHIBITS.

Exhibits	Item Title
10.1	Amendment to Credit Agreement, dated September 23, 2010, by and among the Registrant, Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), Aladdin Credit Advisors, L.P., as administrative agent), and Aladdin Credit Partners I, L.P., Aladdin Credit Intermediate Fund LLC and MC Credit Products DIP SMA, L.P., as lenders (incorporated by reference to our Current Report on Form 8-K filed on September 24, 2010.
10.2
Employment Agreement, dated as of November 5, 2010, by and between MTR Gaming Group, Inc. and John W. Bittner, Jr. (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2010).
10.3	Form of Restricted Stock Unit and Cash Award Agreement (2010 Long Term Incentive Plan) (filed herewith).
31.1	Certification of Steven M. Billick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Steven M. Billick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 9, 2010	MTR GAMING GROUP, INC.
	By:	/s/ STEVEN M. BILLICK Steven M. Billick CHAIRMAN OF THE BOARD OF DIRECTORS AND INTERIM CHIEF EXECUTIVE OFFICER
	By:	/s/ JOHN W. BITTNER, JR. John W. Bittner, Jr. CHIEF FINANCIAL OFFICER

Exhibit Index

Exhibits	Item Title
10.1	Amendment to Credit Agreement, dated September 23, 2010, by and among the Registrant, Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), Aladdin Credit Advisors, L.P., as administrative agent), and Aladdin Credit Partners I, L.P., Aladdin Credit Intermediate Fund LLC and MC Credit Products DIP SMA, L.P., as lenders (incorporated by reference to our Current Report on Form 8-K filed on September 24, 2010.
10.2
Employment Agreement, dated as of November 5, 2010, by and between MTR Gaming Group, Inc. and John W. Bittner, Jr. (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2010).
10.3	Form of Restricted Stock Unit and Cash Award Agreement (2010 Long Term Incentive Plan) (filed herewith).
31.1	Certification of Steven M. Billick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Steven M. Billick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).