Form 10-K
period 2010-12-31
MTR GAMING GROUP INC
filed 2011-03-16
CIK 834162

Use these links to rapidly review the document

MTR GAMING GROUP, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          As of June 30, 2010, the aggregate market value of our voting and non-voting common equity held by non-affiliates of the Company (based on the number of shares issued and outstanding and the NASDAQ Official Close Price on that date) was $42,706,000.

          As of March 15, 2011, there were 27,617,127 outstanding shares of our Common Stock.

Documents Incorporated by Reference

          Portions of the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant's 2011 Annual Meeting of Stockholders (the "Proxy Statement") or portions of the Registrant's Form 10-K/A, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report. Such Proxy Statement or Form 10-K/A will be filed with the Commission not later than 120 days after the conclusion of the Registrant's fiscal year ended December 31, 2010.

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

  •
  the approval and successful implementation of slot gaming at racetracks in Ohio;

  •
  the enactment of future gaming legislation in the jurisdictions in which we operate our casinos or in competing jurisdictions, particularly the recent developments regarding gaming in Ohio and table games at casinos in Pennsylvania;

  •
  the success and growth of table gaming at our West Virginia and Pennsylvania casinos;

  •
  the outcome of legal proceedings;

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

  •
  our substantial indebtedness;

  •
  the ability to refinance existing debt, or obtain additional financing, if and when needed, the cost of refinancing, and the impact of leverage and debt service requirements;

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

        The Company, through its wholly-owned subsidiaries, owns and operates Mountaineer Casino, Racetrack & Resort in Chester, West Virginia; Presque Isle Downs & Casino in Erie, Pennsylvania; and Scioto Downs in Columbus, Ohio. We consider these three properties, which are located in contiguous states, to be our core assets. Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs, Inc.

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

        As part of our corporate transformation, we refocused our efforts from development to operations with the goal of improving our operating margins at our core properties and reducing our debt, and have undertaken several cost-cutting initiatives.

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

Properties

Mountaineer Casino, Racetrack & Resort

        Mountaineer is one of only four racetracks in West Virginia currently permitted to operate slot machines and traditional casino table gaming. Mountaineer is located on the Ohio River at the northern tip of West Virginia's northwestern panhandle, approximately thirty miles from the Pittsburgh International Airport and a one-hour drive from downtown Pittsburgh. Since acquiring Mountaineer in 1992, we continue to focus on expanding the reach of our extensive customer base and improving our operating results. As a result, Mountaineer has become a diverse gaming, entertainment and convention complex with:

  •
  122,000 square feet of gaming space housing approximately 2,500 slot machines, 24 poker tables, and 48 casino table games (including blackjack, craps, roulette and other games);

  •
  357 hotel rooms, including the 256-room, 219,000 square foot Grande Hotel at Mountaineer, which offers 29 suites, a full-service spa and salon, a gourmet coffee shop, a 104-seat upscale steakhouse, a 280-seat buffet, and various casual food and beverage outlets, a retail plaza and an indoor and outdoor swimming pool;

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

  •
  on-site pari-mutuel wagering and thoroughbred, harness and greyhound racing simulcast from other prominent tracks, as well as wagering on Mountaineer's races at over 1,300 sites to which the races are simulcast;

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

        Mountaineer's revenues and profits are driven primarily by its gaming operations and to a lesser extent, its lodging, food and beverage operations, pari-mutuel wagering, convention center and events centers, and other retail and service operations. For the year ended December 31, 2010, Mountaineer generated $228.8 million of net revenues and had an average daily net win per slot machine of $163 and an average daily net win per table of $1,533. During the month of December 2010, approximately 76% of the total amount played in Mountaineer's slot machines was attributable to customers from Ohio, 20% to customers from Pennsylvania, 2% to customers from West Virginia and 2% to customers from other locations, while approximately 78% of the total amount played at Mountaineer's table games was attributable to customers from Ohio, 15% to customers from Pennsylvania, 1% to customers from West Virginia and 6% to customers from other locations.

Presque Isle Downs & Casino

        Presque Isle Downs & Casino, located in Erie, Pennsylvania, opened for business on February 28, 2007, and commenced table gaming operations on July 8, 2010. Presque Isle Downs is our first "green field" project and represents the culmination of planning, land acquisition, licensing, construction, financing and lobbying that began in the spring of 2001. The 140,000 square foot clubhouse consists of:

  •
  gaming space housing 2,030 slot machines and 48 casino table games, which we began operating on July 8, 2010;

  •
  several dining options, including a 250-seat buffet, an upscale flexible seating bar, grille and ultra lounge with seating for 65-90 patrons, a clubhouse restaurant and several bars, as well as entertainment; and

  •
  surface parking for approximately 3,225 cars.

        Additionally, Presque Isle Downs operates live thoroughbred racing on a one-mile track with a state-of-the-art synthetic racing surface with grandstand, barns, paddock and related facilities, on-site pari-mutuel wagering and thoroughbred and harness racing simulcast from other prominent tracks, and wagering on Presque Isle Downs' races at over 850 sites to which the races are simulcast. Live racing is conducted from May through September with indoor and outdoor seating for approximately 750 patrons.

        For the year ended December 31, 2010, Presque Isle Downs generated $193.0 million of net revenues and had an average daily net win per slot machine of $233 and an average daily net win per table of $1,157. During the month of December 2010, approximately 43% of the total amount played in Presque Isle Downs' slot machines was attributable to customers from Ohio, 52% to customers from Pennsylvania, 4% to customers from New York and 1% to customers from other locations, while approximately 46% of the total amount played at Presque Isle's table games was attributable to customers from Ohio, 42% to customers from Pennsylvania, 8% to customers from New York and 4% to customers from other locations.

Scioto Downs

        In July 2003, we acquired 100% of the stock of Scioto Downs, Inc., which owns and operates a harness racetrack in Columbus, Ohio. The property includes: the racetrack, which conducts live harness racing from May through mid-September and simulcasting from May through mid-October; a grandstand that will accommodate 10,000 patrons; an enclosed clubhouse that will accommodate 1,500 patrons; approximately 6,000 parking spaces; and barns, paddock and related facilities for the horses, drivers, and trainers. Located on approximately 208 acres approximately eight miles from downtown Columbus, Ohio and within 90 miles of 3.2 million adults, we believe Scioto Downs is a competitive location for slot machine gaming. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business—The future of slot gaming and video lottery at Scioto Downs is uncertain" which is included elsewhere in this report. For the year ended December 31, 2010, Scioto Downs generated $3.0 million of net revenues.

Discontinued Operations

        Running Aces Harness Park.    In June 2004, our wholly-owned subsidiary, MTR-Harness, Inc., acquired a 50% interest in the North Metro Harness Initiative, LLC (d/b/a Running Aces Harness Park), then a wholly-owned subsidiary of Southwest Casino Corporation. In early 2008, North Metro completed construction of a harness racetrack and card room on a 178.4-acre site approximately 30 miles northeast of Minneapolis, Minnesota. Running Aces Harness Park commenced live racing and simulcast operations (import and export) with pari-mutuel wagering on April 11, 2008, and opened a 50-table card room offering "non-banked" games (those in which the players play only against each other instead of against the house) on June 30, 2008. On May 27, 2009, we relinquished our interest in North Metro to North Metro's lender pursuant to a settlement agreement with North Metro's lender. Concurrently, MTR Gaming Group, Inc. entered into a Signal and Consulting Agreement with North Metro pursuant to which North Metro paid us $250,000 to provide consulting services with respect to its racing operations for a term of three years.

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

        Ramada Inn and Speedway Casino.    On June 3, 2008, our wholly-owned subsidiary, Speakeasy Gaming of Las Vegas, Inc., sold the gaming assets of the Ramada Inn and Speedway Casino, located in North Las Vegas, Nevada, to Lucky Lucy D, LLC in accordance with the terms of an Asset Purchase and Sale Agreement dated January 11, 2008. Pursuant to the terms of the agreement, Lucky Lucy paid $2.0 million in cash for the gaming assets and is obligated to pay an additional amount of up to $4.775 million subject to an earn-out provision based on the property's gross revenues over the four-year period that commenced January 11, 2008. In July 2009, Speakeasy Gaming of Las Vegas, Inc. assigned to the Company its right to any payment under the earn-out provision. Although it is unlikely, any proceeds that may be received will be recorded as the amounts are realized. This sale was the second part of the transaction, the first part of which involved the sale of Speedway's real property to Ganaste LLC on January 11, 2008. A shareholder of Ganaste LLC is the sole owner of Lucky Lucy. Ganaste paid $11.4 million in cash for the real property.

        Binion's Gambling Hall & Hotel.    On March 7, 2008, we sold 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owned and operated Binion's Gambling Hall & Hotel located in Las Vegas, Nevada, and Speakeasy Fremont Experience Operating Company in accordance with the terms of a Stock Purchase Agreement dated June 26, 2007 (as subsequently amended), executed between the Company and TLC Casino Enterprises, Inc. The transaction was subject to certain purchase price adjustments. Net cash to the Company at closing was approximately $28.0 million. In January 2009, we settled the post-closing purchase price adjustment in the amount of approximately $1.5 million.

Business Strategy

        Our business strategy is to drive revenues and profits from our core racetrack-based gaming properties in West Virginia and Pennsylvania, while limiting the operating costs or otherwise maximizing our investment in Scioto Downs, thus becoming a diversified, regional racino company.

  •
  Capitalize on Table Gaming at Mountaineer

        We believe table gaming improves Mountaineer's ability to compete by distinguishing Mountaineer from slots-only facilities in West Virginia's bar and fraternal organizations and attracting patrons with disposable income and a propensity to utilize Mountaineer's high-end amenities, despite increased competition from table games in Pennsylvania. We believe that table gaming has helped to increase average spend in the casino and resulted in greater utilization of Mountaineer's luxury hotel, spa, steak house and entertainment offerings. We believe Mountaineer enjoys a competitive advantage over limited video lottery machines permitted in West Virginia's local bars and fraternal organizations.

  •
  Grow Customer Base and Table Gaming at Presque Isle Downs

        We commenced table gaming operations with 48 casino table games at Presque Isle Downs on July 8, 2010. We believe that the addition of table games allows Presque Isle Downs to compete more effectively with the Seneca Allegany Casino in Salamanca, New York, approximately seventy-five miles from Presque Isle Downs, which already had table games.

  •
  Drive Enhanced Revenue with Increased Marketing Efforts

        In 2009, we began offering credit to Mountaineer's slot and table gaming customers on a limited basis, and in 2010 began offering credit to Presque Isle Downs' table gaming customers. Furthermore, in late-2010, Pennsylvania's casinos were granted the ability to offer credit to slot customers. Therefore Presque Isle Downs intends to offer credit to slot customers beginning in 2011, pending final regulatory approval. As part of our overall marketing strategy, we intend to increase its use of credit for qualified patrons as a means of further enhancing gaming revenue at Mountaineer and Presque Isle Downs.

  •
  Pursue Additional Forms of Gaming at our Properties

        On July 13, 2009, the former Governor of Ohio signed an executive order directing the Ohio Lottery to take action to implement, and the Ohio legislature approved a budget bill which included language to enable, video lottery terminals ("VLTs") at Ohio's seven commercial horse tracks, including Scioto Downs. However, despite the efforts by the former Governor, the legislature and the Ohio Lottery Commission, legal and other challenges prohibited Ohio from moving forward with permitting slot gaming or video lottery terminals at the racetracks prior to the November 2010 election. On November 2, 2010, voters in Ohio elected a new Governor and a significant number of new members to the legislature. Although there have not been any developments in finalizing the regulations by the newly elected Governor of Ohio or its legislature, we believe that the implementation of slot gaming or VLTs at racetracks in Ohio will move forward. Several key legislators have indicated their support for gaming activities at racetracks and the new Governor of Ohio has indicated that he is considering implementation of slots at the racetracks, although he has also indicated that he would like to evaluate such gaming activities as part of a comprehensive analysis of gambling in Ohio. In February 2011, the State of Ohio issued a Request for Proposal for assistance in helping the State maximize revenue from expanded gaming operations, particularly casinos and VLT operations. We believe that implementing slots or VLTs at the racetracks will move forward although there can be no assurance that it will move forward or, if it does, when or on what terms such gaming activities will be conducted.

        The 2009 Ohio legislation enabling video lottery was also subject to two lawsuits filed in 2009. These lawsuits were dismissed in October 2009; however each of these lawsuits may be refiled.

        On November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at both Mountaineer Casino and Presque Isle Downs commencing approximately in 2013 unless a temporary facility as currently being discussed opens earlier. A casino in Columbus will increase competition at Scioto Downs. We intend to be proactive in our efforts to mitigate the effects of such competition, including continuing our efforts to introduce gaming at Scioto Downs as previously proposed, maximizing benefits of table gaming operations at Presque Isle Downs, continuing to provide first-class customer service at all of our facilities, and continuing to manage and reduce our costs.

        Even if gaming is permitted at Scioto Downs following the resolution of Ohio's ability to move forward with a plan to permit slot machines at the racetracks, the passage of the referendum permitting casino gaming may materially and adversely affect our ability to obtain financing to pay the license fees and otherwise make necessary investments at Scioto Downs to permit gaming and comply with the conditions to licensing. Additionally, tax rates on the revenue from such casinos could be substantially lower than the tax rates that may be imposed on video lottery at the racetracks, resulting in a competitive advantage for the casinos. Such new competition may have a material adverse effect on our business, financial condition and results of operations. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business—We face significant competition from other gaming and racing facilities, and increased competition could have a material adverse effect on us; recent passage of a referendum authorizing four casinos in Ohio will create significant new competition" which is included elsewhere in this report. We intend to lobby for lower licensing fees and comparable tax rates in light of the anticipated competition from casinos authorized by the November 3, 2009 referendum, but we cannot assure you that we will be successful. We believe that approval of slot or video lottery gaming at Ohio racetracks will positively impact our business prospects and financial condition because we expect that slot or video lottery gaming at Scioto Downs will, if approved, increase our revenues and operating margins at that property. If slot or video lottery gaming are permitted at Ohio racetracks, we expect to expand and construct a slot machine casino at Scioto Downs and purchase or lease the necessary video lottery terminals, which will require additional debt and equity financing that may not be available on terms that are satisfactory to us, on terms acceptable to our senior secured lenders, or at all. See "Part I, Item 1A. Risk Factors—Risks Related to Our Capital Structure—The indenture governing our Senior Secured and Senior Subordinated Notes and our other debt agreements contain covenants that significantly restrict our operations and our ability to incur debt" and "—Risks Related to Our Business—The future of slot gaming and video lottery at Scioto Downs is uncertain," both of which are included elsewhere in this report.

        In addition, the conditions applicable to slot gaming at Ohio racetracks are expected to require, if approved, the payment of a license fee, an investment in the gaming facilities including the purchase or lease of the video lottery terminals and a requirement that the State of Ohio retain a yet undetermined portion of the revenues from video lottery terminals. We may also be required to share a portion of our revenues with horse owners and trainers at Scioto Downs. Until such time as regulations are proposed and acted upon, it is unclear as to the impact of such conditions on gaming operations at the racetracks. Accordingly, even if slot gaming is approved at Scioto Downs, we cannot assure you that the revenues generated from slot gaming at Scioto Downs will yield an adequate return on our investment or that we will be able to operate slot gaming at Scioto Downs profitably because of the significant investment required and the retention of revenues by the State of Ohio. Finally, we will require additional financing to, among other things, pay required license fees and fund the expansion and improvement of the Scioto Downs facilities to comply with licensing requirements and accommodate casino gaming.

Competition

        We face substantial competition in each of the markets in which our facilities are located. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business" which is included elsewhere in this report.

Gaming Operations

        In recent years, the number of gaming options available to consumers in our West Virginia area market has increased considerably. While there are three other tracks and one resort in West Virginia that offer slot machine and table gaming, only one, Wheeling Downs, lies within Mountaineer's primary market (a 150-mile radius), located approximately 50 miles to the south in Wheeling, West Virginia.

That competitor currently operates approximately 1,800 slot machines, 12 poker tables, and 37 casino table games.

        The primary competitors for Mountaineer (and to a lesser extent, Presque Isle Downs) are gaming operations in Pennsylvania. Pennsylvania's slot machine law, as amended on January 7, 2010, contemplates the installation of slot machines and table games at up to fourteen locations: (i) seven racetracks (including Presque Isle Downs) each with up to 3,000 slots initially and with the ability to apply to the Pennsylvania Gaming Control Board for up to 5,000 slots and up to 250 table games (six of which, in addition to Presque Isle Downs, are currently operating slots and table games); (ii) five stand-alone slot parlors with up to 5,000 slots and up to 250 table games (four of which are currently operating slots and table games); and (iii) two resort locations with up to 500 slots each (600 if they also offer table games) and up to 50 table games. The January 7, 2010, amendment of the Pennsylvania gaming law also authorizes the Gaming Control Board to issue a third resort license (Category 3) after July 20, 2017, under certain circumstances. The Meadows Racetrack & Casino, a harness racetrack approximately 40 miles southeast of Mountaineer, currently operates approximately 3,500 slot machines, 26 poker tables and 36 casino table games, as well as various food and beverage outlets. The Rivers Casino, a stand-alone slot parlor located in downtown Pittsburgh, approximately a one-hour drive from Mountaineer and a two-hour drive from Presque Isle Downs, currently operates approximately 3,000 slot machines, 24 poker tables and 62 casino table games (with an additional 19 tables requested), as well as various food, beverage and entertainment venues. Additionally, in September 2007, the Pennsylvania Harness Horse Racing Commission granted a license to build Valley View Downs in Lawrence County, Pennsylvania, approximately 45 miles from Mountaineer and 90 miles from Presque Isle Downs; and in November 2007, Valley View applied to the Pennsylvania Gaming Control Board for the final Category 1 racetrack slot machine license. However, in September 2008, the owners of the project announced that they have no financing for the project and intended to sell the opportunity. On October 28, 2009, Valley View filed for Chapter 11 bankruptcy protection and its parent corporation, Centaur, Inc., defaulted on its $492 million debt and filed for Chapter 11 bankruptcy on March 6, 2010. During 2010, Valley View Downs' owners petitioned the bankruptcy court to allow the auction of Valley View Downs. American Harness Tracks LLC was the successful bidder and is currently awaiting a decision on whether it will be awarded the harness-racing license held by Valley View Downs. American Harness Tracks LLC will also need to obtain a casino license from the Pennsylvania Gaming Control Board in order to move forward with the casino project. Mountaineer (and to a lesser extent, Presque Isle Downs) compete with the Rivers Casino and The Meadows for gaming patrons. Likewise, if American Harness Tracks LLC obtains a gaming license and successfully opens a casino, it would represent new competition for Mountaineer and Presque Isle Downs. Presque Isle Downs also competes principally with the Seneca Allegany Casino & Hotel in Salamanca, New York, approximately seventy-five miles away. That facility has approximately 2,000 slot machines, 33 table games, and a 212-room hotel with resort amenities.

        Additionally, Mountaineer competes with smaller gaming operations conducted in local bars and fraternal organizations. West Virginia law permits limited video lottery machines ("LVLs") in local bars and fraternal organizations. The West Virginia Lottery Commission authorizes up to 7,500 slot machines in these facilities throughout West Virginia. No more than five slot machines are allowed in each establishment licensed to sell alcoholic beverages, and no more than ten slot machines are allowed in each licensed fraternal organization. As of March 1, 2011, there were a total of approximately 1,290 LVL's in bars and fraternal organizations in Hancock County (where Mountaineer is located) and the two neighboring counties (Brook and Ohio Counties). Although the bars and fraternal organizations housing these machines lack poker and table gaming, as well as the amenities and ambiance of our Mountaineer facility, they do compete with us, particularly for the local patronage.

        During 2010, with respect to West Virginia casinos and LVL's within our target market, Mountaineer's market share was 46%, compared to 35% for Wheeling Downs and 19% for the LVLs.

Including slot casinos in Western Pennsylvania, Mountaineer's and Presque Isle Downs' market shares were 16% and 17%, respectively, compared to 12% for Wheeling Downs, 7% for the LVLs, 24% for The Meadows Racetrack & Casino in Washington, Pennsylvania and 24% for the Rivers Casino in downtown Pittsburgh, Pennsylvania.

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

Racing and Pari-mutuel Operations

        Mountaineer's racing and pari-mutuel operations compete directly for wagering dollars with Wheeling Downs, which is located approximately 50 miles from Mountaineer; Thistledown and Northfield Park, which are located approximately 85 miles to the northwest of Mountaineer in Cleveland, Ohio; and The Meadows, located approximately 40 miles southeast of Mountaineer in Washington, Pennsylvania. Wheeling Downs conducts pari-mutuel greyhound racing, simulcasting and casino gaming. Thistledown and Northfield Park conduct pari-mutuel horse racing but not video lottery or slot gaming. The Meadows conducts live harness racing, simulcasting and slot gaming. Mountaineer would also compete for pari-mutuel wagering patrons with Valley View Downs in Lawrence County, Pennsylvania, approximately 45 miles from Mountaineer, if it is constructed and opened. Since commencing export simulcasting in August 2000, Mountaineer competes with racetracks across the country to have its signal carried by off-track wagering parlors. Mountaineer also competes for wagering dollars with off-track wagering facilities in Ohio and Pennsylvania, and competes with other racetracks for participation by quality racehorses.

        Presque Isle Downs faces competition from other racetracks in Pennsylvania and off-track wagering facilities in Pennsylvania and Ohio, as well as from casinos in Western New York. Presque Isle Downs will also compete with Valley View Downs if it is constructed and opens.

        Scioto Downs competes primarily with Beulah Park, a thoroughbred racetrack also located in Columbus Ohio (although currently Scioto Downs and Beulah Park do not operate on the same dates pursuant to an agreement between Scioto Downs and Beulah Park which was approved by the Ohio Racing Commission), and to a lesser extent, casino gambling in Indiana and in Michigan. Further, Scioto Downs faces competition from off-track wagering facilities in Ohio and Pennsylvania.

Employees

        As of March 1, 2011, we had approximately 2,500 employees.

        Mountaineer.    Mountaineer has approximately 1,320 employees. Approximately 20 of Mountaineer's employees are represented by a union covering our pari-mutuel clerks and certain employees providing simulcast betting services. We have an agreement in place with the pari-mutuel clerks until November 30, 2011. In addition, approximately 95 employees are represented by a union covering our VLT gaming employees pursuant to a collective bargaining agreement that expires March 1, 2012.

        Presque Isle Downs.    Presque Isle Downs employs approximately 925 people, which increases by approximately 120 during racing which is generally conducted from May through September.

        Scioto Downs.    There are approximately 12 employees at Scioto Downs, which increases by approximately 160 during racing which is generally conducted from May through September.

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

        Typically, these requirements are set forth by statute and administered by a regulatory agency (which could be in the form of a lottery commission, gaming commission or gaming control board) with broad discretion to regulate owners, managers, and persons with financial interests in gaming operations. Among other things, gaming authorities in the various jurisdictions in which we operate:

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

Licensing and Suitability

        Gaming laws require us, each of our subsidiaries engaged in gaming operations, certain of our directors, officers and employees, and in some cases, certain of our stockholders and holders of our debt securities, to obtain licenses or approvals (or seek waivers) from gaming authorities. In Pennsylvania, our stockholders and holders of our debt securities would be required to obtain licenses if the Pennsylvania Gaming Control Board has reason to believe a particular stockholder or holder of our debt security would not satisfy suitability criteria. Licenses typically require a determination that the applicant qualifies or is suitable to hold the license, a determination over which gaming authorities have very broad discretion. Criteria used in determining whether to grant a license to conduct gaming operations, while varying among jurisdictions, generally include consideration of factors such as:

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

Review and Approval of Transactions

        Substantially all material loans, leases, sales of securities and similar financing transactions by us and our subsidiaries must be reported to and in some cases approved by gaming authorities. The issuance and sale of notes does not require approval by gaming authorities, but we must give notice to the relevant gaming authorities in Pennsylvania and West Virginia. Changes in control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or otherwise are subject to receipt of prior approval of gaming authorities. Entities seeking to acquire control of us or one of our subsidiaries must satisfy gaming authorities with respect to a variety of stringent standards prior to assuming control. Gaming authorities may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction. The Pennsylvania Gaming Control Board may impose a re-licensing fee of up to $50 million in connection with a change in control. To date, however, as a matter of policy, the Pennsylvania Gaming Control Board has set the re-licensing fee in the event of a change of control at $2.5 million.

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

        In West Virginia, slot gaming tax rates increase after gross slot gaming revenues exceed a threshold (in our case, approximately $160 million per year based on the state's June 30 fiscal year). The effective tax rate on slot gaming revenues at Mountaineer is approximately 56% to 57% (based on a rate of 55.4% of the first $160.0 million of revenue and 59.7% thereafter) and the effective tax rate on table game revenues at Mountaineer is approximately 38% to 41% (based on a state rate of 35% and an annual $2.5 million license fee). The effective tax rate on slot gaming revenues at Presque Isle Downs is approximately 61% (based on a state rate of 55% in addition to a minimum tax of the greater of 2% or $10.0 million for the host municipality). Furthermore, tax rates are subject to change, sometimes with little notice, and such changes could have a material adverse effect on our gaming operations. The effective tax rate on table game revenues at Presque Isle Downs will be 16% for the first two years of operations (or through July 7, 2012) and 14% thereafter.

        A bill has been passed by the West Virginia legislature (and is awaiting signature by the Governor of West Virginia) that would permit utilization of a portion of the current 4% administrative fee (that is part of the gaming taxes currently paid to the West Virginia Lottery Commission) for a capital reinvestment fund for racetrack capital improvements having a useful life of three years or more (including equipment and video lottery terminals). The bill would also remove the $5 maximum bet limit on slot machines and allow the slot machines to accept $50 and $100 bills.

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

        In Pennsylvania, as the holder of a Category 1 license, Presque Isle Downs will be required to create a fund to be used for the improvement and maintenance of the backside area of the racetrack. Generally, a Category 1 licensee must deposit into the fund $5 million over the initial five-year period of the license and an amount not less than $250,000 or more than $1 million annually for the five years thereafter. However, as a new racetrack, Presque Isle Downs is exempt from the $5 million requirement and will not be required to begin the $250,000 payments until 2017. In September 2008, Pennsylvania implemented restrictions on smoking in casinos. Currently, 50% of Presque Isle Downs' slot machines and table games must be located in non-smoking sections. In addition, Presque Isle Downs has an agreement with the Pennsylvania Racing Commission to construct two new barns during 2011.

        Additionally, once the designated number of Pennsylvania's slot machine licensees is operational, all holders of slot machine licenses, including Presque Isle Downs, will be assessed their proportionate share of the borrowings incurred by the Pennsylvania Gaming Control Board, the Pennsylvania Department of Revenue and the Pennsylvania State Police to fund the costs they incurred as a result of gaming operations. For a portion of the borrowings, the repayment is to begin after the eleventh facility opens while repayment of the balance will commence after all fourteen licensees are operational. It is anticipated that such repayment period will be between five and ten years.

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

        Regulations governing our horse racing operations are administered separately from the regulations governing gaming operations, with separate licenses and license fee structures. The racing authorities responsible for regulating our racing operations have broad oversight authority, which may include: annually reviewing and granting racing licenses and racing dates; with respect to Pennsylvania, approving the opening and operation of off-track wagering facilities; approving simulcasting activities; licensing all officers, directors, racing officials and certain other employees of a racing licensee; and approving all contracts entered into by a racing licensee affecting racing and pari-mutuel wagering operations.

Environmental Matters

        We are subject to various federal, state and local environmental laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as the management and disposal of solid, animal and hazardous wastes and exposure to hazardous materials. These laws and regulations, which are complex and subject to change, include United States Environmental Protection Agency and state laws and regulations that address the impacts of manure and wastewater generated by Concentrated Animal Feeding Operations ("CAFO") on water quality, including, but not limited to, storm water discharges. CAFO regulations include permit requirements and water quality discharge standards. Enforcement of CAFO regulations has been receiving increased governmental attention. Compliance with these and other environmental laws can, in some circumstances, require significant capital expenditures. For example, we may incur future costs under existing and new laws and regulations pertaining to storm water and wastewater management at our racetracks. Moreover, violations can result in significant penalties and, in some instances, interruption or cessation of operations. Water discharges from our racetrack operations at our Mountaineer facility were the subject of past enforcement actions by state regulators. We satisfied the requirements of those past proceedings and recently achieved compliance with the final requirement of our applicable permit.

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

        In connection with our property acquisitions, we typically conduct environmental assessments of the target properties. Based on these assessments, we have identified soil and/or groundwater contamination and other issues (such as the presence of wetlands or asbestos) at certain of our properties that may require further action or involve regulatory oversight. Generally, the contamination issues relate to uses of our properties by the prior landowners and operators. For example, in October 2004, we acquired a property in Pennsylvania that had pre-existing contamination from its former use as a paper manufacturing plant. We entered into a Consent Order with the Pennsylvania Department of Environmental Protection (the "PaDEP") in which we agreed to clean up certain portions of the site in consideration for a covenant not to sue and insulation from liability arising from certain pre-existing contamination, provided we did not exacerbate the pre-existing contamination. We also purchased an Environmental Risk Insurance Policy in the amount of $10 million through 2014 with respect to the property. In October 2005, we sold the portion of the property that will require further work to a third party who assumed our obligations under the Consent Order and agreed to undertake the required remediation work. We understand that the purchaser has begun the necessary cleanup. However, in the event that the purchaser fails to honor its obligations, we could incur costs related to this matter in the future. In addition, we are engaged in investigation or remediation efforts at several of our other properties.

        Through December 31, 2010, we spent approximately $4.0 million for capital expenditures related to environmental control facilities associated with our horseracing facilities in West Virginia, all of which was reimbursed to us from the West Virginia Racing Commission. In addition, it is estimated that we will be required to expend approximately $0.2 million for environmental-related repairs at Presque Isle Downs and approximately $0.5 million for environmental-related capital expenditures at Scioto Downs.

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

        During the past few years, a confluence of many factors contributed to diminished expectations for the U.S. economy and increased market volatility for publicly traded securities, including the common shares of publicly owned companies. These factors included the availability and cost of credit, declining business and consumer confidence and increased unemployment. These economic conditions also affected lenders, resulting in severely contracted credit markets making it costly and difficult to obtain new credit or refinance existing debt. While economic conditions have recently shown signs of improvement, that trend may not continue and the extent of current economic improvement or stability in the credit markets is not known.

        While we intend to finance capital projects with cash on hand, cash flow from operations and proceeds from the sale of non-core assets, we may require additional financing to support our growth. Borrowings under our Credit Facility will be limited. Moreover, we will need to refinance our $125 million in the aggregate principle amount of 9% Senior Subordinated Notes that mature on June 1, 2012; and finance development of Scioto Downs if slot gaming is approved at the racetracks in Ohio. However, as a result of uncertainties that may remain or develop in the capital and credit markets and without the continued and sustained improvements in such financial markets, we may not have access to sufficient capital on terms that are satisfactory to us, on terms acceptable to our senior secured lenders, or at all. See "Risks Related to Our Capital Structure" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included elsewhere in this report. Further, if adverse regional and national economic conditions fail to improve significantly, persist or worsen, we could experience material decreases in revenues and cash flows from our operations attributable to decreases in consumer spending levels and could fail to satisfy covenants imposed by our existing debt agreements.

Risks Related to Our Business

We depend on Mountaineer and Presque Isle Downs for substantially all of our revenues, and, therefore, any risks faced by those operations could have a material impact on our results of operations.

        We currently remain dependent upon Mountaineer and Presque Isle Downs for substantially all of our revenues and cash flows. As a result, we may be subject to greater risks than a geographically diversified gaming operation, including, but not limited to the following risks faced by our Mountaineer and Presque Isle Downs operations:

  •
  risks related to local and regional economic and competitive conditions, such as a decline in the number of visitors, a downturn in the overall economy in Mountaineer's and Presque Isle

    Downs' markets, a decrease in gaming activities in those markets or an increase in competition, including, but not limited to, competition from limited video lottery machines in local bars and fraternal organizations in West Virginia, continued competition from gaming facilities in Pennsylvania and competition from future gaming facilities in Ohio;

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

        Gaming Operations.    We face substantial competition in each of the markets in which our gaming facilities are located. Some of the competitors have significantly greater name recognition and financial and marketing resources than we do; some are permitted to conduct additional forms of gaming; and some pay substantially lower taxes than we do, which may permit them to spend more for marketing and promotions and thus gain a competitive advantage over us. All of our gaming operations primarily compete with other gaming operations in their geographic areas. New expansion and development activity is occurring in each of the relevant markets. These factors, as well as the legalization of other forms of gaming in the markets in which our gaming facilities are located, may intensify competitive pressures and could have a material adverse effect on us. For example, video lottery at racetracks in Ohio, if approved, would compete with Mountaineer and Presque Isle Downs, and new gaming operations in Ohio as a result of the November 3, 2009 referendum will also compete with Mountaineer and Presque Isle Downs and may have a material adverse effect on our business, financial condition and results of operations. During the month of December 2010, approximately 76% of the total amount played in Mountaineer's slot machines was attributable to customers from Ohio and approximately 43% of the total amount played in Presque Isle Downs' slot machines was attributable to customers from Ohio. Specifically, 7% of amounts played at Mountaineer's slot machines and 18% of the amounts played at Presque Isle Downs' slot machines was attributable to customers from Cuyahoga County, Ohio, which is the location of one of the planned casinos and racetracks (Thistledown) that are expected to offer slot gaming, and is also near Northfield Park, another racetrack expected to offer slot gaming. As a result, we expect that future gaming operations at the downtown Cleveland casino, Thistledown and Northfield Park would compete with gaming operations at Mountaineer and Presque Isle Downs. In addition, gaming operations at the casino planned for Columbus and Beulah Park, a thoroughbred racetrack in Columbus, Ohio, would compete with gaming operations at Scioto Downs. While we believe that the approval of slot gaming at Scioto Downs may positively impact our financial condition and results of operations, we also expect that such gaming activity, as well as gaming activity at the planned Ohio casinos, will negatively impact our results of operations at Mountaineer and Presque Isle Downs and that such negative impact may be material.

        The November 3, 2009 referendum permits a casino in each of Cleveland, Cincinnati, Toledo and Columbus. A casino in Cleveland will increase competition at both Mountaineer and Presque Isle Downs commencing approximately in 2013 unless a temporary facility as currently being discussed opens earlier. A casino in Columbus will increase competition at Scioto Downs. Each casino may have up to 5,000 slot machines as well as any other casino games authorized in any state that borders Ohio. Accordingly, we expect these casinos to create significant new competition. In addition, even if gaming is permitted at Scioto Downs following the resolution of Ohio's ability to move forward with a plan to permit slot machines at the racetracks, the passage of the referendum permitting casino gaming may materially and adversely affect our ability to obtain financing, to pay the license fees and otherwise make necessary investments at Scioto Downs to permit gaming and comply with the conditions to licensing. Additionally, tax rates on the revenue from such casinos could be substantially lower than the tax rates that may be imposed on video lottery at the racetracks, resulting in a competitive advantage for the casinos. Such new competition may have a material adverse effect on our business, financial conditions and results of operations. We intend to lobby for lower licensing fees and comparable tax rates in light of the anticipated competition from casinos authorized by the November 3, 2009 referendum, but we cannot assure you that we will be successful.

        In recent years, the number of gaming options available to consumers in our West Virginia area market has increased considerably. While there are three other tracks and one resort in West Virginia that offer slot machine and table gaming, only one, Wheeling Downs, lies within Mountaineer's primary market (a 150-mile radius), located approximately 50 miles to the south in Wheeling, West Virginia. That competitor currently operates approximately 1,800 slot machines, 12 poker tables, and 37 casino table games.

        The primary competitors for Mountaineer (and to a lesser extent, Presque Isle Downs) are gaming operations in Pennsylvania. Pennsylvania's slot machine law, as amended on January 7, 2010, contemplates the installation of slot machines and table games at up to fourteen locations: (i) seven racetracks (including Presque Isle Downs) each with up to 3,000 slots initially and with the ability to apply to the Pennsylvania Gaming Control Board for up to 5,000 slots and up to 250 table games (six of which, in addition to Presque Isle Downs, are currently operating slots and table games); (ii) five stand-alone slot parlors with up to 5,000 slots and up to 250 table games (four of which are currently operating slots and table games); and (iii) two resort locations with up to 500 slots each (600 if they also offer table games) and up to 50 table games. The January 7, 2010, amendment of the Pennsylvania gaming law also authorizes the Gaming Control Board to issue a third resort license (Category 3) after July 20, 2017, under certain circumstances. The Meadows Racetrack & Casino, a harness racetrack approximately 40 miles southeast of Mountaineer, currently operates approximately 3,500 slot machines, 26 poker tables and 36 casino table games, as well as various food and beverage outlets. The Rivers Casino, a stand-alone slot parlor located in downtown Pittsburgh, approximately a one-hour drive from Mountaineer and a two-hour drive from Presque Isle Downs, currently operates approximately 3,000 slot machines, 24 poker tables and 62 casino table games (with an additional 19 tables requested), as well as various food, beverage and entertainment venues. Additionally, in September 2007, the Pennsylvania Harness Horse Racing Commission granted a license to build Valley View Downs in Lawrence County, Pennsylvania, approximately 45 miles from Mountaineer and 90 miles from Presque Isle Downs; and in November 2007, Valley View applied to the Pennsylvania Gaming Control Board for the final Category 1 racetrack slot machine license. However, in September 2008, the owners of the project announced that they had no financing for the project and intended to sell the opportunity. On October 28, 2009, Valley View filed for Chapter 11 bankruptcy protection and its parent corporation, Centaur, Inc., defaulted on its $492 million debt and filed for Chapter 11 bankruptcy on March 6, 2010. During 2010, Valley View Downs' owners petitioned the bankruptcy court to allow the auction of Valley View Downs. American Harness Tracks LLC was the successful bidder and is currently awaiting a decision on whether it will be awarded the harness-racing license held by Valley View Downs. American Harness Tracks LLC will also need to obtain a casino license from the Pennsylvania Gaming Control

Board in order to move forward with the casino project. Mountaineer (and to a lesser extent, Presque Isle Downs) compete with the Rivers Casino and The Meadows for gaming patrons. Likewise, if American Harness Tracks LLC obtains a gaming license and successfully opens a casino, it would represent new competition for Mountaineer and Presque Isle Downs. Presque Isle Downs also competes principally with the Seneca Allegany Casino & Hotel in Salamanca, New York, approximately seventy-five miles away. That facility has approximately 2,000 slot machines, 33 table games, and a 212-room hotel with resort amenities.

        Additionally, Mountaineer competes with smaller gaming operations conducted in local bars and fraternal organizations. West Virginia law permits limited video lottery machines ("LVLs") in local bars and fraternal organizations. The West Virginia Lottery Commission authorizes up to 7,500 slot machines in adults-only facilities throughout West Virginia. No more than five slot machines are allowed in each establishment licensed to sell alcoholic beverages, and no more than ten slot machines are allowed in each licensed fraternal organization. As of March 1, 2011, there were a total of approximately 1,290 LVL's in bars and fraternal organizations in Hancock County (where Mountaineer is located) and the two neighboring counties (Brook and Ohio Counties). Although the bars and fraternal organizations housing these machines lack poker and table gaming, as well as the amenities and ambiance of our Mountaineer facility, they do compete with us, particularly for the local patronage.

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

        Racing and Pari-mutuel Operations.    Mountaineer's racing and pari-mutuel operations compete directly for wagering dollars with Wheeling Downs, which is located approximately 50 miles from Mountaineer; Thistledown and Northfield Park, which are located approximately 85 miles to the northwest of Mountaineer in Cleveland, Ohio; and The Meadows, located approximately 40 miles southeast of Mountaineer in Washington, Pennsylvania. Wheeling Downs conducts pari-mutuel greyhound racing, simulcasting and casino gaming. Thistledown and Northfield Park conduct pari-mutuel horse racing but not video lottery or slot gaming. The Meadows conducts live harness racing, simulcasting and slot gaming. Mountaineer would also compete for pari-mutuel wagering patrons with Valley View Downs in Lawrence County, Pennsylvania, approximately 45 miles from Mountaineer, if it is constructed and opened. Since commencing export simulcasting in August 2000, Mountaineer competes with racetracks across the country to have its signal carried by off-track wagering parlors. Mountaineer also competes for wagering dollars with off-track wagering facilities in Ohio and Pennsylvania, and competes with other racetracks for participation by quality racehorses.

        Presque Isle Downs faces competition from other racetracks in Pennsylvania and off-track wagering facilities in Pennsylvania and Ohio, as well as from casinos in Western New York. Presque Isle Downs will also compete with Valley View Downs if it is constructed and opens.

        Scioto Downs competes primarily with Beulah Park, a thoroughbred racetrack also located in Columbus Ohio (although currently Scioto Downs and Beulah Park do not operate on the same dates pursuant to an agreement between Scioto Downs and Beulah Park which was approved by the Ohio Racing Commission), and to a lesser extent, casino gambling in Indiana and in Michigan. Further, Scioto Downs faces competition from off-track wagering facilities in Ohio and Pennsylvania.

        Increased competition may require us to make substantial capital expenditures to maintain and enhance the competitive positions of our properties, including updating slot machines to reflect changing technology, refurbishing rooms and public service areas periodically, replacing obsolete equipment on an ongoing basis, and making other expenditures to increase the attractiveness and add to the appeal of our properties, including increased marketing and promotions. We cannot assure you that we will have sufficient cash on hand or access to financing to fund such capital expenditures. In addition, certain of our competitors have access to greater financial resources than we do, which may permit them to make capital improvements that we do not have sufficient funding to make or purchase newer slot or other equipment which could put us at a competitive disadvantage.

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

        On July 13, 2009, the former Governor of Ohio signed an executive order directing the Ohio Lottery to take action to implement, and the Ohio legislature approved a budget bill which included language to enable, video lottery terminals ("VLTs") at Ohio's seven commercial horse tracks, including Scioto Downs. However, despite the efforts by the former Governor, the legislature and the Ohio Lottery Commission, legal and other challenges prohibited Ohio from moving forward with permitting slot gaming or video lottery terminals at the racetracks prior to the November 2010 election. On November 2, 2010, voters in Ohio elected a new Governor and a significant number of new members to the legislature. Although there have not been any developments in finalizing the regulations by the newly elected Governor of Ohio or its legislature, we believe that the implementation of slot gaming or VLTs at racetracks in Ohio will move forward. Several key legislators have indicated their support for gaming activities at racetracks and the new Governor of Ohio has indicated that he is considering implementation of slots at the racetracks, although he has also indicated that he would like to evaluate such gaming activities as part of a comprehensive analysis of gambling in Ohio. In February 2011, the State of Ohio issued a Request for Proposal for assistance in helping the State maximize revenue from expanded gaming operations, particularly casinos and VLT operations. We believe that implementing slots or VLTs at the racetracks will move forward although there can be no assurance that it will move forward or, if it does, when or on what terms such gaming activities will be conducted.

        The 2009 Ohio legislation enabling video lottery was also subject to two lawsuits filed in 2009. These lawsuits were dismissed in October 2009; however each of these lawsuits may be refiled.

        On November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Columbus will increase competition at Scioto Downs. We intend to be proactive in our efforts to mitigate the effects of such competition, including continuing our efforts to introduce gaming at Scioto Downs as previously proposed, continuing to provide first-class customer service at all of our facilities, and continuing to manage and reduce our costs.

        Even if gaming is permitted at Scioto Downs following the resolution of Ohio's ability to move forward with a plan to permit slot machines at the racetracks, the passage of a referendum permitting casino gaming may materially and adversely affect our ability to obtain financing to pay the license fees and otherwise make necessary investments at Scioto Downs to permit gaming and comply with the conditions to licensing. Additionally, tax rates on the revenue from such casinos could be substantially lower than the tax rates that may be imposed on video lottery at the racetracks, resulting in a competitive advantage for the casinos. Such new competition may have a material adverse effect on our business, financial condition and results of operations. We intend to lobby for lower licensing fees and comparable tax rates in light of the anticipated competition from casinos authorized by the November 3, 2009 referendum, but we cannot assure you that we will be successful.

        In addition, the conditions applicable to slot gaming at Ohio racetracks are expected to require, if approved, the payment of a license fee, an investment in the gaming facilities including the purchase or lease of the video lottery terminals and a requirement that the State of Ohio retain a yet undetermined portion of the revenues from video lottery terminals. We may also be required to share a portion of our revenues with horse owners and trainers at Scioto Downs. Until such time as regulations are proposed and acted upon, it is unclear as to the impact of such conditions on gaming operations at the racetracks. Accordingly, even if slot gaming is approved at Scioto Downs, we cannot assure you that the revenues generated from slot gaming at Scioto Downs will yield an adequate return on our investment or that we will be able to operate slot gaming at Scioto Downs profitably because of the significant investment required and the retention of revenues by the State of Ohio. Finally, we will require additional financing to, among other things, pay required license fees and fund the expansion and improvement of the Scioto Downs facilities to comply with licensing requirements and accommodate casino gaming.

        The indenture governing our $260 million in the aggregate principle amount of 12.625% Senior Secured Notes due 2014 (the "Senior Secured Notes"), the indenture governing our $125 million in the aggregate principle amount of 9% Senior Subordinated Notes due 2012 (the "Senior Subordinated Notes") and the provisions of our credit agreement ("Credit Agreement") which provides for a $20.0 million senior secured delayed-draw term loan credit facility (the "Credit Facility") significantly limit our ability to incur additional indebtedness and pay the required license fees.

        In order to borrow amounts in excess of the debt permitted to be incurred under the indentures governing the Senior Secured Notes and Senior Subordinated Notes and our Credit Agreement, we must either satisfy the debt incurrence tests provided by the indentures, obtain the prior consents of the holders of at least a majority in aggregate principal amount of those notes and the consent of the lenders under our Credit Agreement, or obtain a sufficient amount of financing to refinance the Senior Secured Notes, the Senior Subordinated Notes and indebtedness outstanding under our Credit Facility, if any. While the indentures for the Senior Secured Notes and the Senior Subordinated Notes will allow us to incur indebtedness to fund development of future gaming operations, like slot gaming at Scioto Downs, the indentures governing those notes require us to obtain equity financing in the amount of 40% and 50%, respectively, of the total financed costs in excess of the permitted indebtedness.

        We cannot assure you that we will be able to obtain such consents, or alternative financing, on terms that are satisfactory to us, on terms acceptable to our senior secured lenders, or at all. Our inability to obtain such consents, or alternative financing, would have a material adverse effect on our ability to develop future gaming operations at Scioto Downs and, as a result, our business, financial condition and results of operations. If we are unable to finance our current or future expansion projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects as well as capital expenditures, selling assets, restructuring debt, or obtaining equity financing. These sources of funds may not be sufficient to finance our expansion, and other financing may not be available on terms that are satisfactory to us, on terms acceptable to our senior secured lenders, or at all.

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

        The Federal Interstate Horse Racing Act and the state racing laws in West Virginia, Ohio and Pennsylvania require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a "proceeds agreement") with a representative of a majority of the horse owners and trainers and with a representative of a majority of the pari-mutuel clerks. In Pennsylvania, we must have an agreement with the representative of the horse owners. We have the requisite agreements in place with the Mountaineer Horsemen until December 31, 2012. With respect to the Mountaineer pari-mutuel clerks, we have a labor agreement in force until November 30, 2011, and a proceeds agreement until April 14, 2012. We are required to have a proceeds agreement in effect on July 1 of each year with the horsemen and the pari-mutuel clerks as a condition to renewal of our video lottery license for such year. If the requisite proceeds agreement is not in place as of July 1 of a particular year, Mountaineer's application for renewal of its video lottery license could be denied, in which case Mountaineer would not be permitted to operate its slot machines. Additionally, the renewal of the video lottery license is a prerequisite to the renewal of the table games license. With respect to the Scioto horsemen, the agreement with the Horsemen's Benevolent & Protective Association is effective until November 29, 2012, and the agreement with the Ohio Harness Horsemen's Association provides for automatic annual renewals. Presque Isle Downs has the requisite agreement in place with the Pennsylvania Horsemen's Benevolent and Protective Association until March 13, 2013, with automatic two-year renewals unless either party provides written notice of termination at least ninety (90) days prior to the scheduled renewal date. With the exception of the Mountaineer and Presque Isle Downs horsemen's agreements and the agreement between Mountaineer and the pari-mutuel clerks' union described above, each of the agreements referred to in this paragraph may be terminated upon written notice by either party.

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

        Although Pennsylvania racing laws require a minimum of twenty-five live race dates per year, the gaming laws require racetracks, such as Presque Isle Downs, that wish to conduct slot operations to conduct live racing a minimum of 150 days per year beginning in the year which is two years following the issuance of the slot machine license, unless the Horse Racing Commission determines that such number is not practically feasible due to projected or actual weather conditions. In the case of Presque Isle Downs, the Horse Racing Commission has approved a minimum of 100 live racing days for 2011 (as it has in the past) due to weather conditions. Failure to meet the required minimum number of days would result in immediate suspension of the slot machine license. If we were unable to offer slot machine gaming at Presque Isle Downs, this would have a material adverse effect on our business, financial condition, results of operations and ability to meet our payment obligations under our various debt instruments.

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

        As of March 1, 2011, we held 24 federally registered trademarks. In addition to registered trademarks, we rely on unregistered trademarks and trade names under U.S. common law rights to distinguish our products, services and branding from the products, services and branding of our competitors. We cannot assure you that no one will challenge our intellectual property rights in the future. In the event that our trademarks or trade names are successfully challenged by a third party, we could be forced to re-brand our products or services, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new branding. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks. If we were to lose any of our intellectual property rights, it could have a material adverse effect on our business, financial condition and results of operations.

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

We depend on our key personnel.

        We are highly dependent on the services of Jeffrey J. Dahl, our President and Chief Executive Officer, and other executive officers and key employees. We have entered into an employment agreement with Mr. Dahl, which will expire on January 10, 2014. We have also entered into employment agreements with certain other officers and key managers. The loss of the services of any of these individuals could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Capital Structure

We must refinance our $125 million in the aggregate principal amount of 9% Senior Subordinated Notes by June 1, 2012.

        Our $125 million in aggregate principal amount of 9% Senior Subordinated Notes mature on June 1, 2012. At maturity, the entire principal amount of our Senior Subordinated Notes, together with unpaid interest thereon, will become due and payable and we will be required to borrow funds to satisfy our obligations with respect to the Senior Subordinated Notes. If we are unable to obtain sufficient financing to repay our obligations with respect to the Senior Subordinated Notes, the holders thereof will be entitled to exercise the remedies provided in the indenture governing the Senior Subordinated Notes. Our failure to pay our obligations with respect to the Senior Subordinated Notes would also constitute an event of default under the indenture governing our Senior Secured Notes, which would entitle the holders of the Senior Secured Notes to accelerate our obligations with respect to the Senior Secured Notes and exercise the remedies provided in the indenture and security documents relating to the Senior Secured Notes. However, as a result of the potential impact on Mountaineer and Presque Isle Downs' operations from increased competition resulting from slot gaming in Ohio and uncertainties that may remain or develop in the capital and credit markets, and without the continued and sustained improvements in such financial markets, we cannot assure you that we will be able to obtain financing to repay amounts due on the Senior Subordinated Notes on terms that are satisfactory to us, on terms acceptable to our senior secured lenders, or at all. If we are unable to refinance our Senior Subordinated Notes by June 1, 2012, it would have a material adverse effect on our consolidated financial position and would raise serious doubts as to our ability to continue as a going concern.

        We are currently evaluating our financing options and are in discussions with our advisors. Amounts outstanding under our Senior Subordinated Notes will be classified to "current obligations" for financial reporting purposes at June 30, 2011. In the event our Senior Subordinated Notes are classified as a current obligation and we are unable to demonstrate our ability to refinance such amounts by the time of the filing of our Annual Report on Form 10-K for the year ending December 31, 2011, it would affect our independent registered public accounting firm's assessment of our ability to continue as a going concern and would have a material adverse effect on our consolidated financial position and would raise substantial doubt as to our ability to continue as a going concern. A going concern emphasis in the audit opinion could cause our senior secured lenders to declare a default and accelerate the debt, which in turn, would constitute an event of default under the indentures governing our Senior Secured Notes and Senior Subordinated Notes.

Our substantial level of debt could adversely affect our financial condition and prevent us from fulfilling obligations under our Senior Secured and Senior Subordinated Notes and our other debt.

        We have substantial debt. We have total debt in aggregate principal amount of $378.1 million as of December 31, 2010, of which $253.1 million in aggregate principal amount is secured.

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

  •
  result in increased costs and more restrictive terms and conditions for new debt or refinancings;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  increase our vulnerability to general adverse economic and industry conditions or a downturn in our business; and

  •
  place us at a competitive disadvantage compared to competitors that are not as highly leveraged.

        Any of the above-listed factors could have a material adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the Senior Secured and Senior Subordinated Notes and other debt.

The indenture governing our Senior Secured and Senior Subordinated Notes and our other debt agreements contain covenants that significantly restrict our operations and our ability to incur debt.

        The indentures governing the Senior Secured and Senior Subordinated Notes and the Credit Agreement contain, and any other future debt agreements, may contain, numerous covenants imposing financial and operating restrictions on our business. These restrictions may materially and adversely affect our ability to operate our business, may materially and adversely limit our ability to take advantage of potential business opportunities as they arise and may materially and adversely affect the conduct of our current business, including by restricting our ability to finance future operations and capital needs and limiting our ability to engage in other business activities. These covenants place restrictions on our ability and the ability of our operating subsidiaries to, among other things:

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

  •
  change our line of business.

        In accordance with our Credit Agreement, we are also required to maintain a maximum leverage ratio ranging from 7.00:1.00 to 4.50:1.00 per quarter, a minimum interest coverage ratio ranging from 1.10:1.00 to 1.50:1.00 per quarter and a minimum consolidated EBITDA covenant ranging from $54.0 million to $65.0 million per annum. In addition, we are restricted from making capital expenditures in excess of (i) $32.0 million in 2010; (ii) $23.0 million in 2011 and 2012; and (iii) $5.6 million in the first quarter of 2013, plus 50% of the amount not previously expended in the immediately prior year.

        A payment default or an acceleration of indebtedness in excess of $10 million would give rise to an event of default under the indentures governing the Senior Secured Notes and the Senior Subordinated Notes which would entitle the holders of the notes to exercise the remedies provided in the indentures, subject to the restrictions set forth in the inter-creditor agreement between the Company, note holders and lenders participating in the Credit Facility, as amended.

        Currently, our borrowing capacity under our Credit Facility is limited to a total of $20 million and the Credit Facility matures on March 18, 2013. The indentures governing the Senior Secured Notes and Senior Subordinated Notes permit equipment financing for existing gaming facilities outstanding at any one time of up to the greater of $20 million or 4.5% of consolidated tangible assets (as defined) of the Company. The indentures also permit (i) financing under credit agreements of up to $20 million and (ii) equipment financing for gaming equipment to be installed in future gaming facilities or for additional gaming operations as a result of the approval of additional permitted gaming activities by applicable gaming authorities. However, additional borrowings, including amounts permitted under the indentures, are limited by the terms of the Credit Agreement. Permitted indebtedness under the Credit Agreement includes furniture and equipment financing provided that the aggregate principal amounts of such indebtedness outstanding at any time shall not exceed $15.0 million; other unsecured indebtedness at any time not to exceed $5.0 million; and other indebtedness to finance the acquisition, development or construction of any future gaming property provided that (i) such indebtedness shall be unsecured and subordinated to the Credit Facility, (ii) no part of the principal or interest of such indebtedness is required to be paid prior to six months after the maturity date of the Credit Facility, and (iii) upon the incurrence of such indebtedness and after giving pro forma effect thereto there shall be no default or event of default and that we shall be in pro forma compliance with the financial covenants.

        We may need to obtain additional financing beyond that which is permitted by the indentures governing our Senior Secured and Senior Subordinated Notes and our Credit Agreement in order to fund certain expansion projects, including the construction of a slot machine casino at Scioto Downs and any related licensing fee. In order to borrow amounts in excess of the debt permitted to be incurred under the indentures governing the Senior Secured Notes and Senior Subordinated Notes and our Credit Agreement, we must either satisfy the debt incurrence tests provided by the indentures, obtain the prior consents of the holders of at least a majority in aggregate principal amount of those notes and the consent of the lenders under our Credit Agreement, or obtain a sufficient amount of financing to refinance the Senior Secured Notes, the Senior Subordinated Notes and indebtedness outstanding under our Credit Facility, if any. While the indentures for the Senior Secured Notes and the Senior Subordinated Notes will allow us to incur indebtedness to fund development of future gaming operations, like slot gaming at Scioto Downs, the indentures governing those notes require us to obtain equity financing in the amount of 40% and 50%, respectively, of the total financed costs in excess of the permitted indebtedness.

        We cannot assure you that we will be able to obtain such consents or alternative financing on terms that are satisfactory to us, on terms acceptable to our senior secured lenders, or at all. Our inability to obtain such consents, or alternative financing, would have a material adverse effect on our business, financial condition and results of operations. If we are unable to finance our current or future expansion projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects as well as capital expenditures, selling assets, restructuring debt, or obtaining equity financing. These sources of funds may not be sufficient to finance our expansion, and other financing may not be available on terms that are satisfactory to us, on terms acceptable to our senior secured lenders, or at all.

To service our debt, we will require a significant amount of cash. If we fail to generate sufficient cash flow from future operations, we may have to refinance all or a portion of our debt or seek to obtain additional financing.

        We expect to obtain the funds to pay our expenses and to pay the amounts due under our Senior Secured and Senior Subordinated Notes, our Credit Facility and our other debt primarily from operations. Our ability to meet our expenses and make these payments thus depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in us being unable to pay amounts due under our outstanding debt or to fund other liquidity needs, such as future capital expenditures. If we do not have sufficient cash flow from operations, we may be required to refinance all or part of our then existing debt, sell assets, reduce or delay capital expenditures or borrow more money. We cannot assure you that we will be able to accomplish any of these alternatives on terms that are satisfactory to us, on terms acceptable to our senior secured lenders, or at all. In addition, the terms of existing or future debt agreements, including the indentures governing the Senior Secured and Senior Subordinated Notes, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could materially adversely affect our ability to pay the amounts due under the Senior Secured and Senior Subordinated Notes and our other debt.

Risks Related to Our Common Stock

If the price of our common stock declines below $1.00 per share for a sustained period, our common stock may be delisted from the NASDAQ Global Select Market.

        The NASDAQ Global Select Market imposes, among other requirements, listing maintenance standards including minimum bid and public float requirements. In particular, NASDAQ rules require us to maintain a minimum bid price of $1.00 per share of our common stock. If the closing bid price of our common stock falls below $1.00 per share for 30 consecutive business days, we would fail to be in compliance with NASDAQ's continued listing standards and, if we are unable to cure the non-compliance within 180 days, our common stock may be delisted from NASDAQ. Delisting could adversely affect both the market liquidity and the market price of our common stock. Such delisting could also adversely affect our ability to obtain financing. Within the last twelve months, our common stock has not traded below the $1.00 per share level. The closing price on March 15, 2011, was $2.64 per share.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        The following describes our principal real properties as of March 1, 2011:

        The Mountaineer Casino, Racetrack & Resort.    We own approximately 1,737 acres of land in Chester, Hancock County, West Virginia, of which the resort occupies approximately 213 acres and the Woodview Golf Course occupies approximately 163 acres. The property also includes a one-mile all weather, lighted thoroughbred racetrack and an enclosed grandstand, clubhouse and related facilities for the horses, jockeys and trainers. Included in the 1,737 acres of land is approximately 1,361 acres of land that are considered non-operating real properties that we intend to sell.

        Presque Isle Downs & Casino.    The clubhouse and thoroughbred racetrack is located on a 272-acre site that we own in Summit Township, Erie County, Pennsylvania. Of this site, approximately 58 acres are dedicated to the public as open space. The site includes barns and related facilities for the horses, jockeys and trainers. In addition, we own three other parcels of land; a 213-acre site in McKean Township, Pennsylvania; a 24-acre site in Erie, Pennsylvania; and an 8-acre site in Summit Township that formerly housed an off-track wagering facility. These three properties are considered non-operating real properties that we intend to sell.

        Scioto Downs.    Scioto Downs owns approximately 208 acres of land in Columbus, Ohio that serves as the site for the harness racetrack. In addition to the racetrack, there is parking, a grandstand, clubhouse and dining facilities, as well as barns and stables.

        Substantially all of our assets are pledged to secure the debt evidenced by the Senior Secured Notes and the Credit Agreement by and among us, our operating subsidiaries and Aladdin Credit Advisors, L.P. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Sources of Capital" which is included elsewhere in this report.

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

ITEM 4.    REMOVED AND RESERVED.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our Common Stock is quoted on the NASDAQ Global Select Market under the symbol "MNTG". On March 15, 2011, the NASDAQ Official Closing Price for our common stock was $2.64. As of March 15, 2011, there were of record 807 holders of our common stock.

        We are prohibited from paying any dividends without our lenders' consent. We historically have not paid cash dividends and do not intend to pay such dividends in the foreseeable future.

        The following table sets forth the range of high and low bid price quotations for our common stock for the two fiscal years ended December 31, 2009 and 2010, and for the period of January 1, 2011 through March 15, 2011. These quotes are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Stock Price
	High	Low
Year Ended December 31, 2009:
First Quarter	2.02	0.73
Second Quarter	3.03	0.83
Third Quarter	4.15	2.20
Fourth Quarter	3.12	1.14
Year Ended December 31, 2010:
First Quarter	2.15	1.26
Second Quarter	2.25	1.30
Third Quarter	2.41	1.54
Fourth Quarter	2.16	1.52
Year Ending December 31, 2011:
First Quarter (January 1, 2011 through March 15, 2011)	2.83	1.98

        The NASDAQ Global Select Market imposes, among other requirements, listing maintenance standards including minimum bid and public float requirements. In particular, NASDAQ rules require us to maintain a minimum bid price of $1.00 per share of our common stock. If the closing bid price of our common stock falls below $1.00 per share for 30 consecutive business days, we would fail to be in compliance with NASDAQ's continued listing standards and, if we are unable to cure the non-compliance within 180 days, our common stock may be delisted from NASDAQ. As of March 15, 2011, our common shares have not traded below the applicable $1.00 minimum closing bid requirement for 30 consecutive business days.

Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2010, with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	823,000	$5.50	2,830,300
Equity compensation plans not approved by security holders	105,000	$10.03	16,500

Total	928,000		2,846,800

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

        On January 22, 2010, we amended certain of our stock incentive plans to provide for the grants of restricted stock units ("RSUs") and cash awards to key employees (including officers and directors) of or consultants to the Company, or its subsidiaries, as the Compensation Committee of the Company's Board of Directors may determine. Pursuant to the amended plans, on January 22, 2010, we granted a total of 520,000 RSUs and cash awards totaling $390,000 to executive officers and certain key employees.

        On May 17, 2010, we granted 50,000 RSUs and a cash award of $37,500 to a key employee; on June 9, 2010, we granted a total of $75,000 RSUs to two executive officers; and on November 4, 2010, we granted 55,000 RSUs and a cash award of $52,250 to an executive officer, effective as of November 8, 2010. The RSUs and cash awards will generally vest in three equal annual installments beginning on the first anniversary of the date of grant. Vesting will be accelerated upon the consummation of a change of control of the Company (as defined), or upon other employee termination provisions (as defined).

        As a result of the termination of a key employee during the first quarter of 2010, and of the resignation of two executive officers during the third quarter of 2010, unvested RSUs of 50,000 and 300,000, respectively, were forfeited.

        On August 5, 2010, our stockholders approved the Company's 2010 Long-Term Incentive Plan (the "2010 Plan") which provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity and non-equity based awards to employees, officers and non-employee members of the Board. The total number of shares of common stock to be reserved for issuance under the 2010 Plan at the time of approval included (i) 511,800 shares that currently remain available for issuance under the prior plans; (ii) shares subject to awards granted under the prior plans that become forfeited, expired or otherwise terminated in accordance with the terms of the applicable plan, up to a maximum of 1,263,000 shares and; (iii) 2,000,000 additional shares in connection with the adoption of the 2010 Plan. Accordingly, the maximum number of shares issuable under the 2010 Plan is 3,774,800 (the sum of the previous amounts). Shares of common stock subject to awards granted under the 2010 Plan that become forfeited, expired, settled in cash or otherwise terminated without delivery of such shares will again be available for future awards under the 2010 Plan.

        Pursuant to the 2010 Plan, on August 5, 2010 each of the Company's six non-employee directors were granted 30,000 RSUs. The grants of such RSUs were previously approved by the Board of Directors, pending the approval of the 2010 Plan by our stockholders. The RSUs vested immediately and will be delivered upon the date that is the earlier of termination of service on the Board of Directors or the consummation of a change of control of the Company.

        On January 10, 2011, the Company granted, pursuant to the execution of an employment agreement with our new President and Chief Executive Officer, nonqualified stock options to purchase a total of 150,000 shares of the Company's common stock, one-third of which vested and became exercisable on the date of grant, and two-thirds of which will vest and become exercisable in equal installments on the first and second anniversaries of the effective date of the employment agreement, subject to continued employment with the Company as of each of the applicable vesting dates.

        On January 21, 2011, as a result of the termination of an executive officer, 125,000 RSUs and a cash award of $93,500 vested and became non-forfeitable upon termination, pursuant to the Restricted Stock and Cash Award Agreement dated January 22, 2010.

        On January 28, 2011, the Compensation Committee of the Board of Directors of the Company approved the grant of (i) nonqualified stock options to purchase a total of 340,500 shares of the Company's common stock; (ii) a total of 113,600 RSUs; and (iii) cash-based performance awards totaling $604,700 to executive officers and certain key employees under the Company's 2010 Plan. The stock options will vest and become exercisable in three equal installments in the amounts of 33% on each of the first and second anniversaries of the date of grant and 34% on the third anniversary of the date of grant. Further, all unvested options will fully vest and become exercisable immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The RSUs will vest and become non-forfeitable upon the third anniversary of the date of grant; and all unvested RSUs will vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The cash-based performance awards relate to the achievement of differing levels of performance (as defined) and are measured by the level of the Company's Corporate Free Cash Flow (as defined) over a one-year Performance Period, which is defined as the calendar year. The earned awards will vest and become payable at the end of the Vesting Period, defined as the two calendar year period following the Performance Period. The earned awards also vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company.

Stock Performance Graph

        The following graph demonstrates a comparison of cumulative total returns of the Company, the NASDAQ Market Index (which is considered to be a broad index) and an industry peer group index based upon companies which are publicly traded with the same four digit standard industrial classification code ("SIC") as the Company (SIC 7999—Amusement and Recreational Services) for the past five years since December 31, 2005. The following graph assumes $100 invested in each of the above groups and the reinvestment of dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG MTR GAMING GROUP, INC.,
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON JAN. 01, 2006
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2010

	Year Ended
Index Description	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
MTR GAMING GROUP, INC.	$100.00	$117.39	$65.23	$16.14	$12.49	$19.50
NASDAQ MARKET INDEX	100.00	110.26	121.89	73.10	106.23	125.37
SIC CODE INDEX(1)	100.00	96.85	73.47	15.80	18.73	30.26

(1)
The peer group includes, but is not limited to, the following companies: Ameristar Casinos, Inc. Boyd Gaming Corporation, CKX Inc., Isle of Capri Casinos, Inc., Lakes Entertainment, Inc., Littlefield Corporation, MGM Resorts International, Multimedia Games, Inc., Nevada Gold & Casinos, Inc., Penn National Gaming, Southwest Casino Corporation, Trans World Corporation, Tropicana Entertainment International, Inc., W Technologies Inc., and Wynn Macau Ltd.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following table sets forth summary consolidated financial and other data as of and for each of the five years ended December 31, 2010. The summary consolidated financial data have been derived from our audited consolidated financial statements of the Company, certain of which are included elsewhere in this report, and should be read in conjunction with those consolidated financial statements and the accompanying related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

(dollars in thousands, except per share amounts)

	Fiscal Years Ended December 31,
	2010(1)	2009	2008	2007(2)(3)	2006(4)
Statement of Operations Data:
Revenues:
Gaming	$382,514	$400,583	$418,055	$370,956	$259,098
Pari-mutuel commissions	11,181	12,806	14,454	13,321	12,988
Food, beverage and lodging	32,265	31,973	35,963	29,421	22,320
Other	8,737	8,764	10,300	8,088	7,806

Total revenues	434,697	454,126	478,772	421,786	302,212
Less promotional allowances	(9,806)	(9,971)	(7,921)	(5,968)	(4,432)

Net revenues	424,891	444,155	470,851	415,818	297,780

Operating income(5)	47,759	22,847	38,234	26,934	29,495

(Loss) income from continuing operations(6)	(4,963)	(23,698)	(4,386)	(5,490)	7,583
(Loss) income from discontinued operations(7)(8)	(153)	1,160	(13,325)	(5,869)	(3,137)

Net (loss) income	$(5,116)	$(22,538)	$(17,711)	$(11,359)	$4,446

Net (loss) income per share from continuing operations:
Basic	$(0.18)	$(0.86)	$(0.16)	$(0.20)	$0.28
Diluted	$(0.19)	$(0.86)	$(0.16)	$(0.20)	$0.27
Balance Sheet Data:
Cash and cash equivalents	$53,820	$44,755	$29,011	$31,045	$21,431
Working capital (deficit)	28,824	26,281	407	(1,651)	(5,981)
Current assets	70,512	72,160	71,095	59,940	54,402
Current liabilities	41,688	45,879	70,688	61,591	60,383
Total assets	493,509	503,013	527,710	611,320	479,503
Long-term obligations (current portion)	1,255	6,618	20,498	11,008	6,000
Long-term obligations (net of current portion)	376,830	375,885	357,112	420,520	271,908
Total liabilities	425,274	429,740	432,107	498,868	351,139
Total stockholders' equity	68,235	73,273	95,603	112,147	122,984

(1)
Presque Isle Downs commenced table gaming on July 8, 2010.

(2)
Mountaineer commenced poker on October 19, 2007 and table gaming on December 20, 2007.

(3)
Presque Isle Downs commenced slot operations on February 28, 2007 and live racing operations on September 1, 2007.

(4)
Effective January 1, 2006, we adopted Accounting Standards Codification 718—Compensation—Stock Compensation (formerly Financial Accounting Standards Board Statement No. 123(R)). The effect of adopting this new accounting principle amounted to a charge of $102,000 net of tax.

(5)
Operating income for 2010 includes project opening costs of $1.4 million related to Presque Isle Downs which commenced table gaming on July 8, 2010.

Operating income for 2009 includes (i) impairment losses in the aggregate amount of $10.4 million related to non-operating real properties and $1.5 million that fully impaired the goodwill for Mountaineer; (ii) strategic costs of $9.8 million associated with lobbying and gaming efforts in Ohio; and (iii) a charge of $1.6 million related to a legal settlement with our former Chairman, President and Chief Executive Officer.

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

(6)
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

(7)
The operating results MTR-Harness, Inc. and North Metro Harness Initiative, LLC (dba Running Aces Harness Park) were reflected as discontinued operations in 2009. Corresponding reclassifications have been made to the presentation of the prior periods.

The operating results for Binion's Gambling Hall & Hotel, the Ramada Inn and Speedway Casino, Jackson Racing, Inc. and Jackson Trotting Association, LLC (d/b/a Jackson Harness Raceway) were reflected as discontinued operations in 2008. Corresponding reclassifications have been made to the presentation of the prior periods.

(8)
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

        We own and operate Mountaineer Casino, Racetrack & Resort in Chester, West Virginia; Presque Isle Downs & Casino in Erie, Pennsylvania; and Scioto Downs in Columbus, Ohio. We consider these three properties, which are located in contiguous states, to be our core assets. Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs, Inc.

        Mountaineer currently operates approximately 2,500 slot machines, 24 poker tables and 48 casino table games, including blackjack, craps, roulette and other games, and offers live thoroughbred horse racing and on-site pari-mutuel wagering.

        Presque Isle Downs currently operates approximately 2,030 slot machines and live thoroughbred horse racing during the months of May through September with pari-mutuel wagering year-round. In addition, Presque Isle Downs commenced table gaming operations on July 8, 2010 with 48 casino table games.

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

Results of Operations

        The following table sets forth a reconciliation of income (loss) from continuing operations, a generally accepted accounting principles ("GAAP") financial measure, to Adjusted EBITDA from continuing operations, a non-GAAP measure, and income (loss) from discontinued operations, a GAAP financial measure, to Adjusted EBITDA from discontinued operations, a non-GAAP measure, for each of the years ended December 31, 2010 and 2009.

	2010	2009
	(in thousands)
Continuing Operations:
MTR Gaming Group, Inc. (consolidated)—continuing operations:
Loss from continuing operations	$(4,963)	$(23,698)
Interest expense, net of interest income	54,083	44,766
Benefit for income taxes	(1,361)	(1,365)
Depreciation	28,733	29,279
Impairment loss	40	11,945
Loss on disposal of property	75	209
Loss on debt modification and extinguishment	—	3,105
Other	—	39

Adjusted EBITDA from continuing operations	$76,607	$64,280

Mountaineer Casino, Racetrack & Resort:
Income from continuing operations	$22,526	$11,247
Interest expense, net of interest income	142	5,568
Provision for income taxes	12,328	9,547
Depreciation	13,383	14,454
Impairment loss	—	6,236
Loss on disposal of property	72	162
Loss on debt modification and extinguishment	—	773

Adjusted EBITDA from continuing operations	$48,451	$47,987

Presque Isle Downs & Casino:
Income from continuing operations	$15,160	$18,503
Interest expense, net of interest income	28	406
Provision (benefit) for income taxes	10,553	(207)
Depreciation	14,503	13,993
Impairment loss	—	4,061
Loss on disposal of property	3	1

Adjusted EBITDA from continuing operations	$40,247	$36,757

Scioto Downs:
Loss from continuing operations	$(1,355)	$(1,394)
Interest expense, net of interest income	70	91
Benefit for income taxes	(733)	(669)
Depreciation	801	811
Other	—	39

Adjusted EBITDA from continuing operations	$(1,217)	$(1,122)

	2010	2009
	(in thousands)
Corporate:
Loss from continuing operations	$(41,294)	$(52,054)
Interest expense, net of interest income	53,843	38,701
Benefit for income taxes	(23,509)	(10,036)
Depreciation	46	21
Impairment loss	40	1,648
Loss on disposal of property	—	46
Loss on debt modification and extinguishment	—	2,332

Adjusted EBITDA from continuing operations	$(10,874)	$(19,342)

Discontinued operations:
MTR-Harness/Running Aces Harness Park:
(Loss) income from discontinued operations	$(5)	$2,038
Interest expense	3	9
Benefit for income taxes	(3)	(3,332)
Equity in loss of North Metro Harness Initiative, LLC	—	1,000

Adjusted EBITDA from discontinued operations	$(5)	$(285)

Jackson Racing/Jackson Harness Raceway:
Loss from discontinued operations	$(8)	$(24)
Benefit for income taxes, net of non-controlling interest	(4)	(12)
Loss on disposal of property, net of non-controlling interest	—	115
Loss on impairment of Jackson Trotting Association, LLC	—	176
Other	—	153

Adjusted EBITDA from discontinued operations	$(12)	$408

Ramada Inn and Speedway Casino:
Income from discontinued operations	$37	$28
Interest income, net of interest expense	—	(1)
Provision for income taxes	20	15

Adjusted EBITDA from discontinued operations	$57	$42

Binion's Gambling Hall & Hotel:
Loss from discontinued operations	$(177)	$(882)
Benefit for income taxes	(95)	(290)

Adjusted EBITDA from discontinued operations	$(272)	$(1,172)

        Adjusted EBITDA represents earnings (losses) before interest expense (income), income tax expense (benefit), depreciation and amortization, loss on debt modification and extinguishment, equity in loss of unconsolidated joint venture, (gain) loss on the sale or disposal of property and loss on asset impairment. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) or income (loss) from operations as an indicator of our operating performance, or cash flows from operating activities, as a measure of liquidity. Adjusted EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. Management of the Company uses Adjusted EBITDA as the primary measure of the Company's operating performance and as a component in evaluating the performance of operating personnel. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes and debt principal repayments, which can be significant. Moreover, other companies that provide EBITDA or Adjusted EBITDA information may calculate it differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

        The following tables set forth information concerning our results of operations by property for continuing operations.

	2010	2009
	(in thousands)
Net revenues—continuing operations:
Mountaineer Casino, Racetrack & Resort	$228,784	$262,718
Presque Isle Downs & Casino(1)	193,005	178,440
Scioto Downs	2,963	2,946
Corporate	139	51

Consolidated net revenues	$424,891	$444,155

(1)
Presque Isle Downs commenced table gaming on July 8, 2010.

	2010	2009
	(in thousands)
Operating income (loss)—continuing operations:
Mountaineer Casino, Racetrack & Resort	$34,996	$27,135
Presque Isle Downs & Casino(1)	25,740	18,702
Scioto Downs	(2,018)	(1,933)
Corporate(2)	(10,959)	(21,057)

Consolidated operating income(3)	$47,759	$22,847

(1)
Presque Isle Downs' operating income for 2010 includes table gaming operations which commenced July 8, 2010 and related project-opening costs of $1.4 million.

(2)
Corporate's operating loss for 2009 includes charges in the aggregate amount of $9.8 million for strategic costs associated with lobbying and gaming efforts in Ohio and a charge of $1.6 million related to legal settlements (as discussed below under the caption "Corporate Operating Results")

(3)
Consolidated operating income for 2009 includes asset impairment charges in the aggregate amount of $11.9 million as follows: Mountaineer—$6.2 million; Presque Isle Downs—$4.1 million; and Corporate—$1.6 million (as discussed below under the caption "Impairment Losses").

Mountaineer's Operating Results

        During the year ended December 31, 2010, Mountaineer's operating results were affected by competition, primarily from gaming operations in Pennsylvania, including the commencement of table gaming in July 2010, general economic conditions and unusually severe weather conditions in February and December of 2010. Net revenues decreased by $33.9 million, or 12.9%, compared to the year ended December 31, 2009, primarily due to a $31.5 million decrease in gaming revenues. Net revenues earned from food, beverage and lodging operations decreased by $1.5 million, and net revenues earned from other sources, including pari-mutuel commissions, decreased by $1.4 million. Promotional allowances decreased by $0.5 million. However, Mountaineer's overall operating margin (exclusive of $6.2 million of asset impairment charges in 2009, as discussed below) increased to 15.3% in 2010 from 12.7% in 2009 due primarily to the property's cost containment efforts.

        Significant factors contributing to Mountaineer's 2010 operating results were:

  •
  an overall decrease in compensation and benefits costs of $6.0 million;

  •
  a decrease in marketing promotions and advertising costs of $8.1 million primarily related to 2009 cash promotions that were eliminated as a result of the implementation of non-taxable promotional credits on September 1, 2009, as well as by reductions in advertising in 2010;

  •
  a decrease in maintenance and operating supplies costs of $0.8 million; and

  •
  a decrease in consulting and other outside professional services of $1.3 million.

        A discussion of Mountaineer's key operations follows.

        Gaming Operations.    Revenues from gaming operations during 2010 decreased by $31.5 million, or 13.4%, to $202.7 million compared to 2009; and gross profit decreased by $12.2 million, or 13.5%. The decline in the gross profit resulted primarily from the decline of total gaming revenue. Revenues from slot operations decreased by $23.7 million to $165.2 million in 2010 compared to $188.9 million in 2009, and poker and table gaming revenue decreased by $7.8 million, generating revenues of $3.9 million and $33.6 million, respectively, in 2010 compared to $6.2 million and $39.1 million, respectively, in 2009.

        The following tables set forth statistical information concerning Mountaineer's gaming operations.

	2010	2009
Slots:
Total gross wagers	$2,082,335,000	$2,156,667,000
Less winning patron payouts	(1,917,100,000)	(1,967,778,000)

Gaming revenues (slot net win)	$165,235,000	$188,889,000
Average daily net win per slot machine	$163	$176
Hold percentage	7.9%	8.8%
Average number of slot machines	2,779	2,943
Tables:
Total table drop	$190,349,000	$214,862,000
Average daily net win per table	$1,533	$1,758
Hold percentage	17.6%	18.2%
Average number of tables	60	61
Poker:
Average daily poker rake per table	$362	$424
Average number of tables	30	40

        Management attributes the decrease in slot revenue for the year ended December 31, 2010 primarily to increased competitive pressures and general economic conditions, as well as unusually severe weather conditions in February and December of 2010 (as compared to 2009). On August 9, 2009, The Rivers Casino, which is located in downtown Pittsburgh, Pennsylvania and is approximately a one-hour drive from Mountaineer, opened with slot machines and various food, beverage and entertainment venues. Additionally, The Meadows Racetrack & Casino, a harness racetrack in Washington, Pennsylvania, which is approximately 40 miles southeast of Mountaineer, opened its permanent casino on April 15, 2009, with slot machines and various food and beverage outlets. Currently, The Rivers Casino operates approximately 3,000 slot machines, 24 poker tables and 62 casino table games (with an additional 19 tables requested) and The Meadows Racetrack & Casino currently operates approximately 3,500 slot machines, 26 poker tables and 36 casino table games. Management expects that competitive pressures are likely to continue to negatively impact slot gaming at Mountaineer in 2011 and beyond.

        Management attributes the decrease in table gaming and poker revenue primarily to the commencement of table games at Pennsylvania casinos on July 8, 2010, which caused an increase in competitive pressures from The Rivers Casino, The Meadows Racetrack & Casino and to a lesser extent, Presque Isle Downs. Management expects that these competitive pressures are likely to continue to negatively impact table gaming and poker revenue at Mountaineer in 2011 and beyond.

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

        On September 1, 2009, Mountaineer began to offer its patrons the ability to play slot machines with promotional credits (commonly referred to as "free play"). Promotional credits are not subject to taxes and assessments. Management believes that free play allows Mountaineer to compete more effectively with gaming operations in Pennsylvania, which already had free play. Mountaineer's ability to offer promotional credits is subject to revision and review at any time by the West Virginia Lottery Commission. Beginning in the fourth quarter of 2010, the maximum percentage of allowable promotional credits to be redeemed increased from 2% to 2 1/2% of credits played during the preceding calendar year. In the event that this maximum is exceeded, Mountaineer may be assessed gaming taxes and assessments on the amount of the excess. In addition, the West Virginia Lottery Commission has the ability to discontinue promotional credits at its discretion.

        To-date, we have converted 2,047 of our slot machines and the state's central monitoring system to accommodate free play. At this time, we do not intend to incur any additional costs to convert our remaining existing slot machines to accommodate free play. We believe the implementation of free play at Mountaineer will continue to enhance Mountaineer's competitive position by drawing new customers and driving increased play from our existing customers. During the years ended December 31, 2010 and 2009, our patrons redeemed promotional credits of $42.4 million and $11.0 million, respectively.

        In 2009, we began offering credit to Mountaineer's slot and table gaming customers on a limited basis. As part of our overall marketing strategy, we intend to increase its use of credit for qualified patrons as a means of further enhancing gaming revenue at Mountaineer.

        Gaming taxes and assessments as a percentage of slot revenues for the years ended December 31, 2010 and 2009 were 55.5% and 56.0%, respectively. For poker and table gaming operations, the tax rate is 35% plus amortization of an annual licensing fee of $2.5 million which resulted in effective tax rates of 41.7% and 40.5% for 2010 and 2009, respectively. Overall, gaming taxes and assessments decreased by $16.9 million to $124.2 million during 2010 compared to 2009 as a result of decreased gaming revenues. Additionally, gaming compensation and benefits costs decreased by $2.4 million during 2010 compared to 2009 principally as a result of cost containment efforts.

        A bill has been passed by the West Virginia legislature (and is awaiting signature by the Governor of West Virginia) that would permit utilization of a portion of the current 4% administrative fee (that is part of the gaming taxes currently paid to the West Virginia Lottery Commission) for a capital reinvestment fund for racetrack capital improvements having a useful life of three years or more (including equipment and video lottery terminals). The bill would also remove the $5 maximum bet limit on slot machines and allow the slot machines to accept $50 and $100 bills. Management believes that these changes will allow Mountaineer to compete more effectively with gaming operations in Pennsylvania which do not have these restrictions.

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

	2010	2009
	(in thousands)
Import simulcast racing pari-mutuel handle	$11,063	$13,080
Live racing pari-mutuel handle	5,745	7,119
Less patrons' winning tickets	(13,233)	(15,944)

	3,575	4,255
Revenues—export simulcast	8,798	9,871

	12,373	14,126
Less:
State and county pari-mutuel tax	(408)	(431)
Purses and Horsemen's Association	(5,371)	(6,157)

Revenues—pari-mutuel commissions	$6,594	$7,538

        Overall, Mountaineer's pari-mutuel commissions decreased by 12.5% during 2010 compared to 2009 as a result of 15 fewer live racing days in 2010 compared to 2009. Beginning in 2010, Mountaineer ceased live racing during the winter months of January and February. The decrease in import simulcast handle, as well as export simulcast, was also due to a decline in on-track and off-track wagering, which is consistent with the national average decline in wagering and purses of 7.3% and 6.1%, respectively, during the 2010 compared to 2009, as reported by Equibase Company. We expect these declines to continue in 2011.

        Live racing and import simulcast may continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off-track wagering facilities or growth in the utilization of telephone and/or internet wagering) and increased competition from Pennsylvania's racetracks. Mountaineer currently simulcasts its live races to over 1,300 sites.

        Food, beverage and lodging operations.    Revenues from food, beverage and lodging operations during 2010 were $20.3 million, which decreased by $1.5 million, or 6.9%, compared to 2009; and gross profit from these operations decreased by 7.3%. The decrease in revenues was reflective of the decline in patron traffic and a shift in marketing strategies designed to reduce food and beverage offers to patrons and increase free play programs.

        Year-to-date, the average daily room rate ("ADR") for the Grand Hotel (exclusive of complimentary rooms provided to gaming patrons) decreased by 11.1% to $77.38 during the 2010 from $87.08 during 2009. The ADR (inclusive of complimentary rooms) decreased to $54.67 from $63.55 during the same periods, respectively. However, the average occupancy rate increased to 82.9% from 78.0% during the same periods, respectively. During 2010, RevPAR (or revenue per available room) was $45.31 compared to $45.22 during 2009.

        The decrease in daily room rates and increase in occupancy primarily reflects a shift in marketing strategies to market the hotel to gaming patrons and grant complimentary rooms to such patrons.

        Other operations.    Other operating revenues were primarily derived from operations of the Spa, Fitness Center, retail outlets and golf course; from the sale of programs, admission fees, and lottery tickets; from check cashing and ATM services and from special events at The Harv and Convention Center. Mountaineer's earned revenues from other operations decreased by $0.5 million, or 7.4%, during 2010; and operating expenses decreased by a $0.9 million, or 16.3% compared to 2009. The decrease in revenue was primarily due to a decrease in entertainment and convention center revenues, and the decrease in operating costs was primarily due to a decrease in entertainment costs as well as other cost containment efforts.

Presque Isle Downs' Operating Results

        On July 8, 2010, Presque Isle Downs commenced table gaming operations with 48 casino table games. During the year ended December 31, 2010, Presque Isle Downs experienced an overall increase in revenue compared to the year ended December 31, 2009, primarily attributable to the implementation of table gaming. Net revenues increased by $14.6 million, or 8.2%, primarily due to incremental table gaming revenue of $9.8 million, an increase in slot revenues of $3.6 million, and an increase in revenues earned from food, beverage and other sources of $1.8 million. Also, as a result of table gaming, promotional allowances increased by $0.3 million. Presque Isle Downs' overall operating margin (exclusive of $1.4 million of project-opening costs in 2010 and $4.1 million of asset impairment charges in 2009, as discussed below) increased to 14.0% in 2010 from 12.8% in 2009 due primarily to operational efficiencies and the property's cost containment efforts.

        Significant factors contributing to Presque Isle Downs' 2010 operating results were:

  •
  the commencement of table gaming which resulted in table gaming revenues of $9.8 million;

  •
  increases in slot revenues and food and beverage revenues of $3.6 million and $1.3 million, respectively;

  •
  an increase in gross profit from food and beverage operations (as discussed below);

  •
  a decrease in consulting and other outside professional services of $0.3 million; offset by

  •
  overall increases in compensation and benefits of $3.8 million;

  •
  a regulatory assessment of $0.8 million relating to slot operations (as discussed below);

  •
  an increase in marketing promotions of $0.9 million;

  •
  an increase in real estate taxes of $0.8 million; and

  •
  project-opening costs related to the implementation of table gaming operations on July 8, 2010 of $1.4 million.

        Gaming Operations.    Revenues from gaming operations during 2010 increased by $13.4 million, or 8.1%, to $179.8 million compared to 2009, and gross profit increased by $5.8 million, or 9.8%. The increase in revenues from gaming operations and gross profit during 2010 as compared to 2009 is primarily due to the commencement of table gaming on July 8, 2010. During 2010, Presque Isle Downs earned table gaming revenue of $9.8 million and experienced an increase in slot revenues of $3.6 million.

        The following tables set forth statistical information concerning Presque Isle Downs' gaming operations.

	2010	2009
Slots:
Total gross wagers	$2,262,614,000	$2,123,589,000
Less winning patron payouts	(2,092,656,000)	(1,957,216,000)

Gaming revenues (slot net win)	$169,958,000	$166,373,000
Average daily net win per slot machine	$233	$228
Hold percentage	7.5%	7.8%
Average number of slot machines	1,997	2,000
Tables:
Total table drop	$56,193,000	—
Average daily net win per table	$1,157	—
Hold percentage	17.5%	—
Average number of tables	48	—

        Presque Isle Downs' slot gaming taxes and assessments approximated 60.7% of slot revenues during both 2010 and 2009, while its table gaming taxes and assessments approximated 17.5% of table gaming revenues in 2010. Gaming taxes and assessments increased overall by $4.7 million to $105.7 million compared to 2009 as a result of the implementation of table gaming, the increase in slot revenues and a regulatory assessment of $0.8 million. The effective tax rate on table game revenues will decrease by 2% upon the completion of two years of operations (or on July 8, 2012).

        Upon commencement of slot operations at Presque Isle Downs, the Pennsylvania Gaming Control Board (the "PGCB") advised Presque Isle Downs that it would receive a one-time assessment of $0.8 million required of each slot machine licensee after commencement of gaming operations. The assessment was paid and represented a prepayment toward the total borrowings of the PGCB, the Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the borrowers"), required to fund the costs they incurred as a result of gaming operations. Based upon correspondence we received from the Pennsylvania Department of Revenue and discussions with the PGCB that additional assessments would be likely, the total prepayment by Presque Isle Downs of $0.8 million was recognized as a gaming assessment and charged to expense during the third quarter of 2010. The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of the total borrowings incurred by the borrowers as a result of gaming operations once the designated number of Pennsylvania's slot machine licensees is operational. For a portion of the borrowings, the repayment is to begin after the eleventh facility opens while repayment of the balance will commence after all fourteen licensees are operational. Until such time as the required slot machine licensees are operational, the proportional shares of repayment are calculated and the repayment periods are ascertained, we cannot determine the amount of such future obligation. It is anticipated that such repayment period will be between five and ten years.

        Gaming compensation and benefits increased by $3.0 million during 2010. Specifically, compensation and benefits costs related to table gaming were $3.2 million during 2010. In addition, gaming equipment rental and lease costs decreased by $0.2 million during 2010, which is comprised of a decrease of $0.5 million for slot machine leases, offset by the addition of table gaming-related equipment leases aggregating $0.3 million.

        On November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at Presque Isle Downs commencing approximately in 2013 unless a temporary facility as currently being discussed opens earlier. We intend to be proactive in our efforts to mitigate the effects of such competition, which includes maximizing benefits of table gaming operations at Presque Isle Downs, continuing to provide first-class customer service at all of our facilities and continuing to manage and reduce costs.

        Finally, in 2010 we began offering credit to Presque Isle Downs' table gaming customers. Furthermore, in late-2010, Pennsylvania's casinos were granted the ability to offer credit to slot customers. Therefore Presque Isle Downs intends to offer credit to slot customers beginning in 2011, pending final regulatory approval. As part of our overall marketing strategy, we intend to increase its use of credit for qualified patrons as a means of further enhancing gaming revenue at Presque Isle Downs.

        Pari-mutuel Commissions.    Revenues from pari-mutuel commissions during 2010 decreased by $0.3 million to $2.8 million as compared to 2009; and operating expenses decreased by $0.4 million to $3.6 million. Live racing at Presque Isle Downs commenced on May 7, 2010 and ended on September 25, 2010, operating live racing on 100 days. The live racing handle decreased to $3.6 million during 2010 compared to $4.4 million during 2009; and the import simulcast racing handle decreased to $9.8 million during 2010 compared to $11.9 million during 2009. The decrease in import simulcast handle was due to a decline in on-track and off-track wagering, which is consistent with the national average decline in wagering of 7.3% during the 2010 compared to 2009, as reported by Equibase Company. We expect these declines to continue in 2011.

        In May 2009, the horsemen granted Presque Isle Downs approval to simulcast its live racing signal to advance deposit wagering sites. As a result, the export simulcast handle increased to $41.0 million during 2010 compared to $38.3 million during 2009. Currently, Presque Isle Downs simulcasts its live races to over 850 sites.

        Food and beverage operations.    Revenues from food and beverage operations during 2010 were $11.4 million, which increased by $1.3 million, or 12.5%, as compared to 2009, primarily due in an increase in patron traffic resulting from the implementation of table gaming. Operating expenses increased by $0.2 million, primarily due to the corresponding increase in revenues. The gross profit from food and beverage operations was 19.4% for 2010 compared to 11.4% for 2009. The increase in gross profit was a direct result of increased operating efficiencies. For example, food and beverage direct costs as a percentage of revenues decreased by 4%, and food and beverage salaries as a percentage of revenues decreased by 3%.

Scioto Downs' Operating Results

        During 2010, the property's net revenues and operating loss remained consistent compared to 2009. However, Scioto outsourced its food and beverage outlets to a third-party operator during 2009, but operated them internally during 2010. As a result, Scioto Downs earned revenues of $0.5 million from food and beverage operations in 2010; however the benefit of these additional revenues was offset by a decrease in revenues from pari-mutuel commission and other sources. The decrease in pari-mutuel commissions during 2010 is consistent with the decrease of Scioto's live, import and export handles which aggregated $24.0 million in 2010 compared to $28.4 million in 2009.

        In order to reduce expenses and operating losses, Scioto Downs and Beulah Park, the other racetrack in Columbus, Ohio, entered into an annual agreement effective in 2008, which was approved by the Ohio Racing Commission, whereby Scioto operates its simulcasting only during its live race meet (generally May through September); and during the remaining periods, Scioto Downs' simulcasting is closed and Beulah Park operates its simulcasting. Similarly, when Scioto is open for live racing and simulcasting, Beulah Park is closed. The current agreement expires on December 31, 2011. Live racing at Scioto Downs commenced on May 7, 2010 and ended on September 11, 2010.

        On November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Columbus will increase competition at Scioto Downs. We intend to be proactive in our efforts to mitigate the effects of such competition, including continuing our efforts to introduce gaming at Scioto Downs as previously proposed, continuing to provide first-class customer service at all of our facilities, and continuing to manage and reduce our costs. In light of these developments, we have considered the potential for future gaming at Scioto Downs and the impact on the carrying value of the $13.2 million intangible asset associated with the fair value of the racing licenses held by Scioto Downs. Such value reflected that the racing licenses would permit Scioto Downs to operate gaming if such legislation were passed. In this regard, we performed an update of the fair value analysis of the intangible asset at Scioto Downs as of December 31, 2009. The valuation, which utilized discounted cash flows, demonstrated that the fair value exceeded the carrying value of the intangible asset and that no impairment was indicated. The significant factors utilized in the valuation included comparable market data, historical operating performance trends of the Company and the assumptions of market participants regarding time-weighted probabilities of legislative action related to the operations of slot machines.

        On July 13, 2009, the former Governor of Ohio signed an executive order directing the Ohio Lottery to take action to implement, and the Ohio legislature approved a budget bill which included language to enable, video lottery terminals ("VLTs") at Ohio's seven commercial horse tracks, including Scioto Downs. However, despite the efforts by the former Governor, the legislature and the Ohio Lottery Commission, legal and other challenges prohibited Ohio from moving forward with permitting slot gaming or video lottery terminals at the racetracks prior to the November 2010 election. On November 2, 2010, voters in Ohio elected a new Governor and a significant number of new members to the legislature. Although there have not been any developments in finalizing the regulations by the newly elected Governor of Ohio or its legislature, we believe that the implementation of slot gaming or VLTs at racetracks in Ohio will move forward. Several key legislators have indicated their support for gaming activities at racetracks and the new Governor of Ohio has indicated that he is considering implementation of slots at the racetracks, although he has also indicated that he would like to evaluate such gaming activities as part of a comprehensive analysis of gambling in Ohio. In February 2011, the State of Ohio issued a Request for Proposal for assistance in helping the State maximize revenue from expanded gaming operations, particularly casinos and VLT operations. We believe that implementing slots or VLTs at the racetracks will move forward although there can be no assurance that it will move forward or, if it does, when or on what terms such gaming activities will be conducted.

        There have been no significant negative developments that would indicate that the valuation and related assumptions would not continue to indicate values that would at least support the carrying value of the intangible assets as of December 31, 2010. As such, there is no impairment of the intangible asset at Scioto Downs as of December 31, 2010.

Corporate Operating Results

        During 2010, corporate general and administrative expenses were $11.0 million compared to $19.4 million during 2009. Significant factors contributing to the decrease in general and administrative expenses in 2010 were:

  •
  a decrease of $9.3 million associated with strategic costs related to lobbying efforts for gaming in Ohio ($0.5 million in 2010 compared to $9.8 million in 2009);

  •
  the absence of a 2009 legal settlement aggregating $1.6 million related to a former Chairman, President and Chief Executive Officer (See "Part I, Item 3. Legal Proceedings" included elsewhere in this report);

  •
  the reversal of deferred compensation costs of $0.3 million during the first quarter of 2009 related to a former executive;

  •
  decreases in legal and accounting services of $0.5 million; offset by

  •
  an increase in severance costs of $1.3 related to the resignations of executives during the third quarter;

  •
  an increase in compensation and benefits of $0.5 million related to changes in corporate staffing levels; ;

  •
  an increase in stock-based compensation of $0.6 million related primarily to various grants of restricted stock units during the year; and

  •
  an increase in consulting and other professional fees of $0.3 million.

Depreciation Expense

        Depreciation decreased by $0.5 million during 2010 primarily due to decreased depreciation of $1.0 million for Mountaineer, offset by an increase of $0.5 million at Presque Isle Downs. Total depreciation expense was $28.7 million during 2010 and $29.3 million during 2009.

Impairment Loss

        During 2009, we performed an evaluation to determine if our non-operating real properties were carried at the lower of the carrying value or fair value. The fair values were determined by independent appraisals and considered expected net cash flows including estimates of costs to sell. In connection with this assessment, the carrying value of certain assets exceeded their respective fair value. As a result, we adjusted the carrying value of certain non-operating real properties, recognizing impairment losses in the aggregate amount of $10.4 million, of which $6.2 million related to real property owned by Mountaineer and $4.1 million related to real property owned by Presque Isle Downs.

        During 2010, we also had substantially all non-operating real properties appraised by an independent appraisal company. Based upon the results of the 2010 appraisals, no adjustments to the carrying value of non-operating real property at Mountaineer or Presque Isle Downs were necessary for the year ended December 31, 2010.

        In addition, we performed the annual impairment tests of our goodwill and other intangible assets as of December 31, 2010 and 2009, which were generally based on discounted cash flows and review of market data. Accordingly, at December 31, 2009, as a result of the impact of anticipated increased competition, we recorded an impairment loss of $1.5 million that fully impaired the goodwill for Mountaineer. For the year ended December 31, 2010, we determined that there was no impairment of goodwill or intangible assets based upon the results of the impairment evaluations (see additional information above under the caption "Scioto Downs' Operating Results").

Loss on Disposal of Property

        During the year ended December 31, 2010, we incurred a net loss on the sale or disposal of various equipment and non-operating real properties in the aggregate of $75,000 as follows:

  •
  Mountaineer and Presque Isle Downs incurred losses of $29,000 and $77,000, respectively, on the sale or disposal of various gaming and maintenance equipment.

  •
  Mountaineer sold certain parcels of non-operating real property land holdings in West Virginia for approximately $157,000, after closing costs, which resulted in a gain on sale of approximately $3,000.

  •
  Mountaineer sold a certain parcel of a non-operating real property land holding in West Virginia for approximately $9,000, after closing costs, which resulted in a loss on sale of approximately $43,000.

  •
  Presque Isle Downs sold three acres associated with the 14.3 acre, off-track wagering facility in Erie, Pennsylvania for approximately $1.2 million, after closing costs, which resulted in a gain on sale of approximately $76,000.

        During the year ended December 31, 2009, we incurred a net loss of $0.2 million on the disposal of property, which included a loss of $143,000 incurred by Mountaineer on the sale of a parcel of non-operating real property land holdings.

Interest

        Interest expense, net of interest income, increased by $9.3 million to $54.1 million during 2010 compared $44.8 during 2009. The increase is primarily attributable to:

  •
  incremental interest of $7.9 million during 2010 incurred on our $260 million 12.625% Senior Secured Notes which proceeds were used in March 2009 to payoff $100.9 million under our former credit facility and our $130 million 9.75% Senior Unsecured Notes;

  •
  increased amortization of deferred financing fees and discounts on our Senior Secured Notes in the aggregate amount of $1.2 million during 2010 compared to 2009; and

  •
  interest related to our Credit Facility of $0.7 million during 2010, which includes a prepayment fee of $100,000 during the third quarter of 2010; offset by

  •
  decreased interest of $0.4 million during 2010 compared to 2009, related primarily to the repayment of promissory notes and capital lease obligations.

        During the year ended December 31, 2010, Presque Isle Downs recorded $92,000 of capitalized interest associated with the construction costs for the implementation of table gaming operations on July 8, 2010.

Loss on Debt Modification and Extinguishment

        During 2009, we incurred losses on the modification of debt in the aggregate amount of approximately $1.8 million resulting from two amendments to our former senior secured credit agreement which modified certain aspects of our former credit facility including reductions of the borrowing commitment. As such, we were required to proportionately reduce the amount of existing deferred financing fees to reflect the reduction in borrowing capacity. The loss on debt modification reflected the write-offs of deferred financing fees associated with our former credit facility. In addition, as a result of the repurchase of our $130 million 9.75% Senior Unsecured Notes on August 12, 2009, we incurred a loss on debt extinguishment of approximately $1.3 million. The loss on debt extinguishment reflected the write-off of remaining deferred financing fees associated with the Senior Unsecured Notes and the payment of a consent fee to the holders of such notes.

Income Taxes

        Continuing Operations:    The income tax benefit for continuing operations during 2010 was computed based on an effective income tax rate of approximately 21.5% including interest expense related to uncertain tax positions in income tax expense. The recorded income tax benefit reflects an adjustment to the effective income tax rate of $1.1 million for permanent non-deductible expenses and $0.6 million for valuation allowances on deferred state income tax benefits. During 2010, we recognized approximately $16,000 of interest expense (net of tax) related to uncertain tax positions.

        The income tax benefit for continuing operations during 2009 was computed based on an effective income tax rate of 5.4% including interest expense related to uncertain tax positions in income tax expense. The recorded income tax benefit reflects a $4.3 million adjustment to the effective income tax rate for the year due to the impact of permanent non-deductible expenses, including amounts related to lobbying efforts in Ohio, relative to our pre-tax income and a reduction in our estimated annual pre-tax income. During 2009, we recognized approximately $36,000 of interest expense (net of tax) related to uncertain tax positions.

        For federal income tax purposes, we have approximately $0.5 million in alternative minimum tax credit carryforwards, approximately $18.2 million in net operating loss carryforwards, approximately $759,000 in capital loss carryforwards, and approximately $199,000 in other federal credit carryforwards at December 31, 2010. The net operating loss carryforwards begin to expire in 2020 and the capital loss carryforwards begin to expire in 2014. A portion of the net operating loss carryforwards (approximately $3.0 million) is limited as to the amount that can be utilized in each tax year by Section 382 of the Internal Revenue Code. The alternative minimum tax credit can be carried forward indefinitely. We have state net operating loss carryforwards of $35.4 million that begin to expire in 2024. We are no longer subject to federal and state income tax examinations for years before 2004.

        Discontinued Operations:    The income tax benefit for discontinued operations during both 2010 and 2009 was computed based on an effective income tax rate of 35.0%. Additionally, during 2009, we obtained new information that caused us to reevaluate the recoverability of deferred tax assets aggregating approximately $2.9 million associated with certain impairment losses recorded in 2008. As a result, we determined that it was more likely than not that the deferred tax assets would be realized and a previously established valuation allowance of approximately $2.9 million was reversed.

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

        On October 19, 2008, Southwest Casino Corporation sold its 50% membership interest in North Metro to Black Diamond for (i) $1.00; (ii) relief from a $1.0 million guarantee by Southwest of North Metro's obligations; (iii) a right to repurchase the membership interest; and (iv) certain other considerations. On April 3, 2009, we received notification that Black Diamond, as a result of North Metro's default under the Black Diamond credit agreement, was pursuing legal action seeking (i) enforcement of our payment of the $1 million guarantee of North Metro's indebtedness and certain additional costs, and (ii) foreclosure of our subsidiary's pledged equity interest in North Metro. Pursuant to a settlement agreement with Black Diamond executed on May 27, 2009, we relinquished our interest in North Metro (the value of which we had already determined was impaired and written down to $0 during 2008) and paid $1 million to satisfy our obligations under the guarantee. Concurrently, MTR Gaming Group, Inc. entered into a Signal and Consulting Agreement with North Metro pursuant to which North Metro paid us $250,000 to provide consulting services with respect to its racing operations for a term of three years. On June 3, 2009, Black Diamond terminated the litigation with prejudice and we and Black Diamond executed mutual releases.

        During the year ended December 31, 2010, we incurred a pre-tax loss on discontinued operations of approximately $8,000. During the year ended December 31, 2009, we incurred a pre-tax loss on discontinued operations of approximately $1.3 million and an income tax benefit of approximately $3.3 million, including an income tax benefit of approximately $2.9 million related to the realization of deferred tax assets associated with impairment losses of $8.7 million that were recorded in 2008.

        The assets and liabilities of MTR-Harness, Inc. and its interest in North Metro have been reflected as assets and liabilities of discontinued operations in our consolidated balance sheets and the operating results and cash flows have been reflected as discontinued operations.

        Jackson Racing (d/b/a Jackson Harness Raceway).    On December 6, 2005, our wholly-owned subsidiary, Jackson Racing, Inc., acquired a 90% interest in Jackson Trotting Association, LLC, which operated Jackson Harness Raceway in Jackson, Michigan, and offered harness racing, pari-mutuel and simulcast wagering and casual dining. Since acquisition, Jackson Trotting generated operating losses. Additionally, Jackson Trotting exhausted its operating funds, including funds provided by the Company. On December 4, 2008, Jackson Trotting ceased the racing and simulcast wagering operations at Jackson Harness Raceway and surrendered its racing license to the Michigan Racing Commission.

        During the years ended December 31, 2010 and 2009, we incurred pre-tax losses on discontinued operations of approximately $11,000 and $22,000, respectively, before the 10% non-controlling interest in Jackson Trotting not owned by us.

        The assets and liabilities of Jackson Racing, Inc. and its interest in Jackson Trotting have been reflected as assets and liabilities of discontinued operations in our consolidated balance sheets and the operating results and cash flows have been reflected as discontinued operations.

        Ramada Inn and Speedway Casino.    On June 3, 2008, our wholly-owned subsidiary, Speakeasy Gaming of Las Vegas, Inc., sold the gaming assets of the Ramada Inn and Speedway Casino, located in North Las Vegas, Nevada to Lucky Lucy D, LLC in accordance with the terms of an Asset Purchase and Sale Agreement dated January 11, 2008. Pursuant to the terms of the agreement, Lucky Lucy paid $2.0 million in cash for the gaming assets and is obligated to pay an additional amount of up to $4.775 million subject to an earn-out provision based on the property's gross revenues over the four-year period that commenced January 11, 2008. In July 2009, Speakeasy Gaming of Las Vegas, Inc. assigned to the Company its right to any payment under the earn-out provision. Although it is unlikely, any proceeds that may be received will be recorded as the amounts are realized. This sale was the second part of the transaction, the first part of which involved the sale of Speedway's real property to Ganaste LLC on January 11, 2008. A shareholder of Ganaste LLC is the sole owner of Lucky Lucy. Ganaste paid $11.4 million in cash for the real property. On January 11, 2008, we recorded a gain on the sale of the real property in the amount of $2.8 million, and on June 3, 2008, we recorded a gain on the sale of the gaming assets in the amount of $1.2 million.

        During the years ended December 31, 2010 and 2009, we recorded pre-tax income on discontinued operations in the amounts of approximately $57,000 and $43,000, respectively.

        Binion's Gambling Hall & Hotel.    On March 7, 2008, we sold 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owned and operated Binion's Gambling Hall & Hotel located in Las Vegas, Nevada, and Speakeasy Fremont Experience Operating Company in accordance with the terms of a Stock Purchase Agreement dated June 26, 2007 (as subsequently amended), executed between the Company and TLC Casino Enterprises, Inc. ("TLC"). The transaction was subject to certain purchase price adjustments. Net cash to the Company at closing was approximately $28.0 million. In January 2009, we settled the post-closing purchase price adjustment in the amount of approximately $1.5 million.

        In connection with our original acquisition of Binion's on March 11, 2004, we provided limited guarantees on certain land leases that expired in March 2010 and totaled approximately $394,000 at December 31, 2009. TLC remained obligated to use its reasonable best efforts to assist us in obtaining releases of these guarantees, to pay the rent underlying the leases we guaranty on a timely basis, and to indemnify us in the event we are required to pay the land lease obligations pursuant to the guarantees.

        Since July 2009, TLC has paid only a portion of total monthly rent with respect to one of the leases we guarantee. Upon the demand of the landlord that we make monthly payments pursuant to our guarantee, we paid the amounts demanded (approximately $724,000 in the aggregate through March 15, 2010), thus curing the events of default. We demanded reimbursement from TLC, and commenced legal action for indemnification pursuant to the Stock Purchase Agreement. On October 27, 2009, we reached a settlement with TLC whereby TLC agreed to confess judgment as to amounts we paid and amounts that may be paid by us through the expiration of the guarantees, certain legal fees and interest at the rate of 10% on amounts actually paid by us with respect to the rental payments. We agreed to forbear from enforcing the judgment for two years, provided however that the forbearance will terminate under certain conditions, including if TLC fails to timely make any of the agreed payments or there is a change in control of TLC. During the forbearance period, TLC is also obligated to make payments in partial satisfaction of the judgment in the event TLC raises any capital through debt or equity. Through December 31, 2010, TLC has reimbursed us $25,000 for legal fees that we had incurred in connection with our collection efforts.

        Also in connection with our original acquisition of Binion's, we obtained title to the property and equipment subject to increase in the purchase price by $5.0 million if, at the termination of a Joint Operating License Agreement with HHLV Management Company, LLC, an affiliate of Harrah's Entertainment, Inc., certain operational milestones were achieved. Harrah's claimed it had met the milestones, however we disputed such claim. On June 11, 2009, we settled this dispute by finalizing a previous agreement in principle and paid HHLV Management Company approximately $0.7 million, which represented $1.75 million of purchase price adjustment less approximately $1.1 million for other amounts HHLV Management Company owed us. This settlement resulted in an adjustment to previously recorded amounts and a charge to discontinued operations of approximately $0.4 million.

        During the years ended December 31, 2010 and 2009, we incurred a pre-tax loss on discontinued operations of approximately $272,000 and $1.2 million, respectively.

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

(1)
Corporate's operating loss for 2009 includes charges in the aggregate amount of $9.8 million of strategic costs associated with lobbying and gaming efforts in Ohio and a charge of $1.6 million related to legal settlements (as discussed below under the caption "Corporate Operating Results")

(2)
Consolidated operating income for 2009 includes asset impairment charges in the aggregate amount of $11.9 million as follows: Mountaineer—$6.2 million; Presque Isle Downs—$4.1 million; and Corporate—$1.6 million (as discussed below under the caption "Impairment Losses").

Mountaineer's Operating Results

        During the year ended December 31, 2009, Mountaineer's operating results continued to be affected by competition, primarily from slot operations in Pennsylvania and the downturn in general economic conditions. Net revenues decreased by $27.3 million, or 9.4%, compared to the year ended December 31, 2008, which included a $19.3 million decrease in gaming revenues. Net revenues earned from food, beverage and lodging operations decreased by $3.5 million, and net revenues earned from other sources, including pari-mutuel commissions decreased by $2.9 million. Promotional allowances increased by $1.6 million. However, Mountaineer's overall operating margin (exclusive of $6.2 million of asset impairment charges in 2009, as discussed below) increased to 12.7% in 2009 from 12.1% in 2008 due primarily to the property's cost containment efforts.

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

        On September 1, 2009, Mountaineer began to offer its patrons the ability to play slot machines with promotional credits (commonly referred to as "free play"). Promotional credits are not subject to taxes and assessments. Management believes that free play will allow Mountaineer to compete more effectively with gaming operations in Pennsylvania, which already had free play. To-date, we converted 2,042 of our slot machines and the state's central monitoring system to accommodate free play. Capital expenditures related to the conversion of our slot machines to accommodate free play amounted to approximately $1.9 million through December 31, 2009, and we expect to incur an additional $0.6 million in 2010. We believe table games, and the implementation of free play, at Mountaineer will continue to enhance Mountaineer's competitive position by drawing new customers and driving increased play from our existing customers, which may contribute to Mountaineer's gaming revenue growth. Since the implementation of free play on September 1, 2009, our patrons have redeemed $11.0 million of promotional credits. On July 9, 2009, Mountaineer opened 11 additional table games to further distinguish our gaming product from slot machines in West Virginia's local bars and clubs and slot machine operations in Pennsylvania.

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

        Overall, Mountaineer's pari-mutuel commissions decreased by 14.5% during 2009, compared to 2008, despite an increase in live racing days by ten days to 225 days in 2009 compared to 2008. The decrease in import simulcast handle, as well as export simulcast, was primarily due to a decline in on-track and off-track wagering, which is consistent with the national average decline in wagering and purses of 9.9% and 5.6%, respectively, during the 2009 compared to 2008, as reported by Equibase Company.

        Live racing and import simulcast may continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off-track wagering facilities or growth in the utilization of telephone and/or internet wagering) and increased competition from Pennsylvania's racetracks. Mountaineer currently simulcasts its live races to over 1,000 sites.

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

        The average daily room rate for the Grande Hotel decreased to $63.55 during 2009 from $78.93 during 2008, but the average occupancy rate increased to 78.0% from 74.7% during the same periods, respectively. The decrease in daily room rates and increase in occupancy primarily reflects a shift in marketing strategies to market the hotel to gaming patrons.

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

Scioto Downs' Operating Results

        During the year ended December 31, 2009, net revenues decreased by $1.1 million and operating expenses decreased by $1.4 million compared to 2008. The decrease in revenues and operating costs resulted primarily from the absence of food and beverage revenue and expenses in 2009. In 2009, Scioto began outsourcing its food and beverage outlets to a third-party operator; however we do not expect to outsource the operations of these outlets in 2010. Additionally, in order to reduce expenses and operating losses, Scioto Downs and Beulah Park, the other racetrack in Columbus, Ohio, entered into an agreement effective in 2008, which was approved by the Ohio Racing Commission, whereby Scioto operates its simulcasting only during its live race meet (generally May through September); and during the remaining periods, Scioto Downs' simulcasting is closed and Beulah Park operates its simulcasting. Similarly, when Scioto is open for live racing and simulcasting, Beulah Park is closed. The operating losses incurred by Scioto during 2009 were slightly lower than the operating losses 2008.

        On July 13, 2009, the former Governor of Ohio signed an executive order directing the Ohio Lottery to take action to implement, and the Ohio legislature approved a budget bill which included language to enable, video lottery terminals ("VLTs") at Ohio's seven commercial horse tracks, including Scioto Downs. However, despite the efforts by the former Governor, the legislature and the Ohio Lottery Commission, legal and other challenges prohibited Ohio from moving forward with permitting slot gaming or video lottery terminals at the racetracks prior to the November 2010 election. On

November 2, 2010, voters in Ohio elected a new Governor and a significant number of new members to the legislature. Although there have not been any developments in finalizing the regulations by the newly elected Governor of Ohio or its legislature, we believe that the implementation of slot gaming or VLTs at racetracks in Ohio will move forward. Several key legislators have indicated their support for gaming activities at racetracks and the new Governor of Ohio has indicated that he is considering implementation of slots at the racetracks, although he has also indicated that he would like to evaluate such gaming activities as part of a comprehensive analysis of gambling in Ohio. In February 2011, the State of Ohio issued a Request for Proposal for assistance in helping the State maximize revenue from expanded gaming operations, particularly casinos and VLT operations. We believe that implementing slots or VLTs at the racetracks will move forward although there can be no assurance that it will move forward or, if it does, when or on what terms such gaming activities will be conducted.

        The 2009 Ohio legislation enabling video lottery was also subject to two lawsuits filed in 2009. These lawsuits were dismissed in October 2009; however each of these lawsuits may be refiled.

        On November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Columbus will increase competition at Scioto Downs. We intend to be proactive in our efforts to mitigate the effects of such competition, including continuing our efforts to introduce gaming at Scioto Downs as previously proposed, continuing to provide first-class customer service at all of our facilities, and further reducing our costs.

        We have considered the potential for future gaming at Scioto Downs and the impact on the carrying value of the $13.2 million intangible asset associated with the fair value of the racing licenses held by Scioto Downs. Such value reflected that the racing licenses would permit Scioto Downs to operate gaming if such legislation were passed. In this regard, we performed an update of the fair value analysis of the intangible asset as of December 31, 2009. The valuation, which utilized discounted cash flows, demonstrated that the fair value exceeded the carrying value of the intangible asset and that no impairment was indicated at December 31, 2009.

Corporate Operating Results

        During the year ended December 31, 2009, corporate general and administrative expenses were $19.4 million compared to $12.4 million during 2008. Significant factors contributing to the increase in general and administrative expenses in 2009 were:

  •
  incremental strategic costs associated with lobbying efforts for gaming in Ohio aggregating $9.8 million; and

  •
  an aggregate charge of $1.6 million resulting from a legal settlement with our former Chairman, President and Chief Executive Officer (See "Part I, Item 3. Legal Proceedings" included elsewhere in this report); offset by

  •
  a decrease in compensation and benefits costs of $2.0 million during 2009;

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

Impairment Loss

        During 2009, we performed an evaluation to determine if our non-operating real properties were carried at the lower of the carrying value or fair value. The fair values were determined by independent appraisals and considered expected net cash flows including estimates of costs to sell. In connection with this assessment, the carrying value of certain assets exceeded their respective fair value. As a result, we adjusted the carrying value of certain non-operating real properties, recognizing impairment losses in the aggregate amount of $10.4 million, of which $6.2 million related to real property owned by Mountaineer and $4.1 million related to real property owned by Presque Isle Downs.

        In addition, we performed the annual impairment tests of our goodwill and other intangible assets as of December 31, 2009, which were generally based on discounted cash flows and review of market data. Accordingly, at December 31, 2009, as a result of the impact of anticipated increased competition, we recorded an impairment loss of $1.5 million that fully impaired the goodwill for Mountaineer.

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

Loss on Debt Modification and Extinguishment

        During the third and fourth quarters of 2009, we incurred losses on the modification of debt in the aggregate amount of approximately $1.8 million resulting from two amendments to our former senior secured credit agreement which modified certain aspects of our former credit facility including reductions of the borrowing commitment. As such, we were required to proportionately reduce the amount of existing deferred financing fees to reflect the reduction in borrowing capacity. The loss on debt modification reflected the write-offs of deferred financing fees associated with our former credit facility. In addition, as a result of the repurchase of our $130 million 9.75% Senior Unsecured Notes on August 12, 2009, we incurred a loss on debt extinguishment of approximately $1.3 million. The loss on debt extinguishment reflected the write-off of remaining deferred financing fees associated with the Senior Unsecured Notes and the payment of a consent fee to the holders of such notes.

        As a result of two amendments to our former senior secured credit agreement during 2008, which modified certain aspects of our former credit facility including reductions of the borrowing commitment and term, we were required to proportionately reduce the amount of existing deferred financing fees to reflect the reduction in borrowing capacity. In this regard, we incurred a loss on debt modification in the aggregate amount of $3.8 million during 2008 resulting from the write-offs of deferred financing fees.

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

        On October 19, 2008, Southwest Casino Corporation sold its 50% membership interest in North Metro to Black Diamond for (i) $1.00; (ii) relief from a $1.0 million guarantee by Southwest of North Metro's obligations; (iii) a right to repurchase the membership interest; and (iv) certain other considerations. On April 3, 2009, we received notification that Black Diamond, as a result of North Metro's default under the Black Diamond credit agreement, was pursuing legal action seeking (i) enforcement of our payment of the $1 million guarantee of North Metro's indebtedness and certain additional costs, and (ii) foreclosure of our subsidiary's pledged equity interest in North Metro. Pursuant to a settlement agreement with Black Diamond executed on May 27, 2009, we relinquished our interest in North Metro (the value of which we had already determined was impaired and written down to $0 during 2008) and paid $1 million to satisfy our obligations under the guarantee. Concurrently, MTR Gaming Group, Inc. entered into a Signal and Consulting Agreement with North Metro pursuant to which North Metro paid us $250,000 to provide consulting services with respect to its racing operations for a term of three years. On June 3, 2009, Black Diamond terminated the litigation with prejudice and we and Black Diamond executed mutual releases.

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

        Jackson Racing (d/b/a Jackson Harness Raceway).    On December 6, 2005, our wholly-owned subsidiary, Jackson Racing, Inc., acquired a 90% interest in Jackson Trotting Association, LLC, which operated Jackson Harness Raceway in Jackson, Michigan, and offered harness racing, pari-mutuel and simulcast wagering and casual dining. Since acquisition, Jackson Trotting generated operating losses. Additionally, Jackson Trotting exhausted its operating funds, including funds provided by the Company.

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

Cash Flows

        Net cash provided by operating activities approximated $42.3 million during 2010 compared to $37.8 million during 2009. Current year non-cash expenses included $35.3 million of depreciation and amortization. In 2009, operating activities included $34.7 million of depreciation and amortization, $11.9 million of impairment losses and $3.1 million in write-offs of deferred financing and other fees resulting from modifications and extinguishment of long-term debt. Included in cash flows from operating activities for 2010 was $12,000 used in discontinued operations compared to $0.4 million used in discontinued operations for 2009.

        Net cash used in investing activities was $24.2 million during 2010, comprised primarily of the payment of the Pennsylvania table games license fee of $16.5 million and capital expenditures of $16.4 million, offset by the reimbursement of capital expenditures from the West Virginia Racing Commission of $5.2 million and proceeds from the sale of property of $1.4 million. During 2009, net cash used in investing activities was $11.2 million, comprised primarily of capital expenditures of $12.2 million.

        Net cash used in financing activities was $9.0 million during 2010 compared to $10.9 million during 2009. Financing activities for 2010 included the receipt of proceeds of $10.0 million from the Credit Facility entered into on March 18, 2010, which was subsequently repaid on September 24, 2010, and proceeds of $0.7 million from equipment financing, offset by the payment of financing-related costs of $2.1 million and principal payments on long-term obligations aggregating $7.6 million. Financing activities for 2009 included the receipt of net proceeds of $247.7 million from the issuance of our Senior Secured Notes which, together with cash on hand, were utilized to repurchase our Senior Unsecured Notes for $130.7 million, repay amounts outstanding of $100.2 million under our former senior secured revolving credit facility and pay various financing costs aggregating $14.0 million. Other principal payments on long-term obligations aggregated $26.3 million in 2009.

Inflation

        We do not believe that inflation has had a significant impact on our revenues, results of operations or cash flows since inception.

Liquidity and Sources of Capital

        We had working capital of $28.8 million as of December 31, 2010, and our unrestricted cash balance amounted to $53.8 million. At December 31, 2009, the balances in bank accounts owned by Mountaineer's horsemen, but to which we contribute funds for racing purses, exceeded our purse payment obligations by $2.1 million. This amount is available for payment of future purse obligations at our discretion and in accordance with the terms of Mountaineer's agreement with the Horsemen's Benevolent & Protective Association ("HBPA").

        On March 18, 2010, the Company and Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Company) and Aladdin Credit Advisors, L.P., as administrative agent, entered into a Credit Agreement (the "Credit Agreement") which provides for a $20.0 million senior secured delayed-draw term loan credit facility (the "Credit Facility"), $10.0 million of which was drawn by the Company and subsequently repaid in September 2010. The Credit Agreement and related Credit Facility replaced our former Amended and Restated Credit Facility, which was undrawn, except for letters of credit aggregating $0.4 million, and would have matured on March 31, 2010. In connection with the termination of our former Amended and Restated Credit Facility, the outstanding letters of credit remained outstanding but were cash collateralized.

        The Credit Facility matures on the third year anniversary of the closing date. The purpose of the Credit Facility is to finance (i) ongoing working capital and general corporate needs of the Company and its subsidiaries and (ii) capital expenditures. Security for the Credit Facility includes substantially all of the real, personal and mixed property owned by the Company and its subsidiaries that are party to the Credit Agreement, including the capital stock of Mountaineer Park, Inc. and Scioto Downs, Inc., other than assets that may not be pledged pursuant to applicable gaming laws. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus 7.00% per annum (with a LIBOR floor of 2.50% per annum) or based on the prime rate plus 6.00% per annum (with a prime rate floor of 3.50% per annum). The Credit Agreement contains customary covenants limiting, among other things, our ability and the ability of our subsidiaries (other than our unrestricted subsidiaries as defined) to pay dividends, redeem stock or make other distributions or restricted payments; incur additional indebtedness or issue preferred shares; make certain investments; create liens; consolidate or merge; sell or otherwise transfer or dispose of assets; enter into sale-leaseback transactions; enter into transactions with affiliates of the Company; use the proceeds of permitted sales of our assets; and change our line of business. These covenants are subject to a number of exceptions and qualifications as set forth in the Credit Agreement.

        We are also required to maintain a maximum leverage ratio ranging from 7.00:1.00 to 4.50:1.00 per quarter, a minimum interest coverage ratio ranging from 1.10:1.00 to 1.50:1.00 per quarter and a minimum consolidated EBITDA covenant ranging from $54.0 million to $65.0 million per annum. In addition, we are restricted from making capital expenditures in excess of (i) $32.0 million in 2010; (ii) $23.0 million in 2011 and 2012; and (iii) $5.6 million in the first quarter of 2013, plus 50% of the amount not previously expended in the immediately prior year. The Company remains in compliance with the covenants as of December 31, 2010.

        A payment default or an acceleration of indebtedness in excess of $10 million would give rise to an event of default under the indentures governing the Senior Secured Notes and the Senior Subordinated Notes which would entitle the holders of the notes to exercise the remedies provided in the indentures, subject to the restrictions set forth in the inter-creditor agreement between the Company, note holders and lenders participating in the Credit Facility.

        Obligations under the Credit Facility are guaranteed by each of our operating subsidiaries. Borrowings under the Credit Facility and the subsidiary guarantees are secured by substantially all of our assets and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees.

        On September 24, 2010, we repaid the total amount of the $10.0 million outstanding under the Credit Facility. In connection with the repayment, we executed Amendment No. 1 to the Credit Agreement (the "Amendment") to permit the re-borrowing of the $10.0 million that was repaid. In conjunction with the repayment and Amendment, we were required to pay a $100,000 prepayment fee and a $300,000 amendment fee.

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

        Currently, our borrowing capacity under the Credit Facility is limited to a total of $20 million, and the Credit Facility matures on March 18, 2013. The term loan commitment under the Credit Agreement was eliminated in the Amendment. Mandatory commitment or prepayment reductions shall result from net asset sale proceeds (as defined) and insurance/condemnation proceeds to the extent either such proceeds amounts are not reinvested in the business; proceeds from the issuance of equity securities other than capital stock issued pursuant to employee stock or stock option compensation plans or proceeds which shall be utilized in connection with the construction of a future gaming facility at Scioto Downs; issuance of debt other than permitted indebtedness; and 50% of consolidated excess cash flow (as defined) provided that such prepayment would not cause the aggregate amount of our cash and cash equivalents to be less than $25.0 million. Permitted indebtedness under the Credit Agreement includes furniture and equipment financing provided that the aggregate principal amounts of such indebtedness outstanding at any time shall not exceed $15.0 million; other unsecured indebtedness at any time not to exceed $5.0 million; and other indebtedness to finance the acquisition, development or construction of any future gaming property provided that (i) such indebtedness shall be unsecured and subordinated to the Credit Facility (ii) no part of the principal or interest of such indebtedness is required to be paid prior to six months after the maturity date of the Credit Facility and (iii) upon the incurrence of such indebtedness and after giving pro forma effect thereto there shall be no default or event of default and that we shall be in pro forma compliance with the financial covenants.

        Our $125 million in aggregate principal amount of 9% Senior Subordinated Notes mature on June 1, 2012. At maturity, the entire principal amount of our Senior Subordinated Notes, together with unpaid interest thereon, will become due and payable and we will be required to borrow funds to satisfy our obligations with respect to the Senior Subordinated Notes. If we are unable to obtain sufficient financing to repay our obligations with respect to the Senior Subordinated Notes, the holders thereof will be entitled to exercise the remedies provided in the indenture governing the Senior Subordinated Notes. Our failure to pay our obligations with respect to the Senior Subordinated Notes would also constitute an event of default under the indenture governing our Senior Secured Notes, which would entitle the holders of the Senior Secured Notes to accelerate our obligations with respect to the Senior Secured Notes and exercise the remedies provided in the indenture and security documents relating to the Senior Secured Notes. However, as a result of the potential impact on Mountaineer and Presque Isle Downs' operations from increased competition resulting from slot gaming in Ohio and uncertainties that may remain or develop in the capital and credit markets, and without the continued and sustained improvements in such financial markets, we cannot assure you that we will be able to obtain financing to repay amounts due on the Senior Subordinated Notes on terms that are satisfactory to us, on terms acceptable to our senior secured lenders, or at all. If we are unable to refinance our Senior Subordinated Notes by June 1, 2012, it would have a material adverse effect on our consolidated financial position and would raise serious doubts as to our ability to continue as a going concern.

        We are currently evaluating our financing options and are in discussions with our advisors. Amounts outstanding under our Senior Subordinated Notes will be classified to "current obligations" for financial reporting purposes at June 30, 2011. In the event our Senior Subordinated Notes are classified as a current obligation and we are unable to demonstrate our ability to refinance such amounts by the time of the filing of our Annual Report on Form 10-K for the year ending December 31, 2011, it would affect our independent registered public accounting firm's assessment of our ability to continue as a going concern and would have a material adverse effect on our consolidated financial position and would raise substantial doubt as to our ability to continue as a going concern. A going concern emphasis in the audit opinion could cause our senior secured lenders to declare a default and accelerate the debt, which in turn, would constitute an event of default under the indentures governing our Senior Secured Notes and Senior Subordinated Notes.

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

        The indentures governing the Senior Secured Notes and Senior Subordinated Notes permit equipment financing for existing gaming facilities outstanding at any one time of up to the greater of $20 million or 4.5% of consolidated tangible assets (as defined) of the Company. The indentures also permit (i) financing under credit agreements of up to $20 million and (ii) equipment financing for gaming equipment to be installed in future gaming facilities or for additional gaming operations as a result of the approval of additional permitted gaming activities by applicable gaming authorities. However, additional borrowings, including amounts permitted under the indentures, are limited by the terms of the Credit Agreement (as discussed above). In order to borrow amounts in excess of the debt permitted to be incurred under the indentures governing the Senior Secured Notes and Senior Subordinated Notes and our Credit Agreement, we must either satisfy the debt incurrence tests provided by the indentures, obtain the prior consents of the holders of at least a majority in aggregate principal amount of those notes and the consent of the lenders under our Credit Agreement, or obtain a sufficient amount of financing to refinance the Senior Secured Notes, the Senior Subordinated Notes and indebtedness outstanding under our Credit Facility, if any. While the indentures for the Senior Secured Notes and the Senior Subordinated Notes will allow us to incur indebtedness to fund development of future gaming operations, like slot gaming at Scioto Downs, the indentures governing those notes require us to obtain equity financing in the amount of 40% and 50%, respectively, of the total financed costs in excess of the permitted indebtedness.

        At December 31, 2010, we had total debt in aggregate principal amount of $378.1 million (net of discounts), of which $253.1 million in aggregate principal amount is secured. There were no borrowings under our Credit Facility and cash collateralized letters of credit for approximately $0.2 million remain outstanding. During the 2010, we purchased 50 slot machines at an aggregate $0.7 million utilizing two-year vendor repayment terms with no interest.

        Our substantial debt and the terms of such debt, as described in the immediately foregoing paragraphs and elsewhere throughout this report, could have significant effects on our business. See "Part I, Item 1A. Risk Factors—Risks Related to Our Capital Structure" which is included elsewhere in this report.

        Furthermore, commencing in the second quarter of 2008 and until the Senior Subordinated Notes are no longer outstanding, we are required to pay consent fees of $5.00 per $1,000 of principal to the holders of our Senior Subordinated Notes if we do not satisfy certain quarterly financial ratios. We have not met these ratios and therefore recorded additional expense of $2.5 million for the year ended December 31, 2010. We also anticipate that we will have to pay these fees into 2011 depending upon the level of our outstanding debt.

        During 2010, Mountaineer sold certain non-operating real property holdings including 194 acres of land for $166,000, after closing costs, which resulted in a loss of approximately $41,000. In addition, Presque Isle Downs sold three acres of non-operating real property land holdings associated with the 14.3 acre, off-track wagering facility which was purchased in July 2007. The net proceeds on the sale were approximately $1.2 million, after closing costs, which resulted in a gain on the sale in the amount of $76,000.

        During 2010, we sold or disposed of various gaming and maintenance equipment. In the aggregate, the sales of such equipment produced net proceeds of the $0.3 million and resulted in a loss on the sale or disposal of equipment of approximately $0.1 million.

        In June 2010, we received federal income tax refunds of approximately $8.9 million resulting from the carryback of 2009 net operating losses to prior periods. We do not anticipate any such refunds in 2011.

        The following table provides a summary of our debt obligations, capital lease obligations, operating lease payments, deferred compensation arrangements and certain other material purchase obligations as of December 31, 2010 for continuing operations. This table excludes other obligations that we may have, such as pension obligations.

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in millions)
Contractual cash obligations:
Long-term debt obligations(1)	$386.9	$1.3	$125.6	$260.0	$—
Operating leases(2)	2.8	1.4	1.3	0.1	—
Capital expenditures(3)	0.7	0.7	—	—	—
Gaming license fees(4)	12.5	2.5	5.0	5.0	See note (4)
Purchase and other contractual obligations	2.8	2.0	0.7	0.1	—
Minimum purse obligations(5)	50.4	25.2	25.2	—	—
Employment agreements(6)	7.2	3.1	3.5	0.6	—

Total	$463.3	$36.2	$161.3	$265.8	$—

(1)
These amounts, exclusive of the interest component, are included in our consolidated balance sheets, which are included elsewhere in this report. See Note 7 to our consolidated financial statements for additional information about our debt and related matters.

(2)
Our operating lease obligations are described in Note 8 to our consolidated financial statements.

(3)
This amount relates principally to capital expenditures needed to comply with environmental requirements (principally Concentrated Animal Feeding Operations, or CAFO).

(4)
Includes an annual table gaming license fee of $2.5 million for Mountaineer which is due on July 1st of each year as long as Mountaineer operates table games.

(5)
Pursuant to an agreement with the Mountaineer Park Horsemen's Benevolent and Protective Association, Inc. and/or in accordance with the West Virginia racing statute, Mountaineer is required to utilize its best efforts to conduct racing for a minimum of 210 days and pay average daily minimum purses established by Mountaineer prior to the first live racing date each year ($120,000 for 2011) for the term of the agreement which expires on December 31, 2012.

(6)
Includes base salaries, guaranteed payments and annual targeted incentive amounts.

Capital Expenditures

        During the year ended December 31, 2010, additions to property and equipment and other capital projects aggregated $16.4 million. Expenditures included approximately $4.0 million related to environmental control facilities, specifically Concentrated Animal Feeding Operations ("CAFO"), $1.7 million related to new slot machines and theme conversions at Mountaineer, $7.7 million and $1.8 million related to the table gaming expansion and new slot machines and theme conversions, respectively, at Presque Isle Downs, and $1.3 in other equipment and renovations.

        Through December 31, 2010, we have been reimbursed approximately $4.0 million of our 2010 CAFO expenditures from funds provided by the West Virginia Racing Commission. Such reimbursement has been accounted for as a reduction of the cost of CAFO expenditures. In addition, we also received approximately $1.2 million from the West Virginia Racing Commission for reimbursement of capital expenditures that were incurred in prior years. These amounts have also been reflected as a reduction of the applicable acquisition costs which resulted in corresponding adjustments to depreciation expense. Such adjustments did not have a material impact on our consolidated financial statements. Future reimbursements from the West Virginia Racing Commission are subject to the availability of racing funds.

        Expenditures for the table games expansion at Presque Isle Downs totaled approximately $23 million (which is net of a $3.5 million deposit returned to the Company by the Commonwealth of Pennsylvania) including capital expenditures of approximately $7.7 million, a licensing fee of $16.5 million and $1.4 million in project-opening costs.

        We anticipate spending up to a total of approximately $13.5 million during 2011 on capital expenditures, exclusive of amounts relating to any slot gaming expansion at Scioto Downs. Expenditures for 2011 are expected to include $4.5 million for slot machines and theme conversions at Mountaineer, $3.8 million for slot machines and theme conversions at Presque Isle Downs, and $1.2 million to construct two new barns at Presque Isle Downs, pursuant to an agreement with the Pennsylvania Racing Commission.

        In addition, has been passed by the West Virginia legislature (and is awaiting signature by the Governor of West Virginia) that would permit utilization of a portion of the current 4% administrative fee (that is part of the gaming taxes currently paid to the West Virginia Lottery Commission) for a capital reinvestment fund for racetrack capital improvements having a useful life of three years or more (including equipment and video lottery terminals).

Commitments and Contingencies

        On July 13, 2009, the former Governor of Ohio signed an executive order directing the Ohio Lottery to take action to implement, and the Ohio legislature approved a budget bill which included language to enable, video lottery terminals ("VLTs") at Ohio's seven commercial horse tracks, including Scioto Downs. However, despite the efforts by the former Governor, the legislature and the Ohio Lottery Commission, legal and other challenges prohibited Ohio from moving forward with permitting slot gaming or video lottery terminals at the racetracks prior to the November 2010 election. On November 2, 2010, voters in Ohio elected a new Governor and a significant number of new members to the legislature. Although there have not been any developments in finalizing the regulations by the newly elected Governor of Ohio or its legislature, we believe that the implementation of slot gaming or VLTs at racetracks in Ohio will move forward. Several key legislators have indicated their support for gaming activities at racetracks and the new Governor of Ohio has indicated that he is considering implementation of slots at the racetracks, although he has also indicated that he would like to evaluate such gaming activities as part of a comprehensive analysis of gambling in Ohio. In February 2011, the State of Ohio issued a Request for Proposal for assistance in helping the State maximize revenue from expanded gaming operations, particularly casinos and VLT operations. We believe that implementing slots or VLTs at the racetracks will move forward although there can be no assurance that it will move forward or, if it does, when or on what terms such gaming activities will be conducted.

        The 2009 Ohio legislation enabling video lottery was also subject to two lawsuits filed in 2009. These lawsuits were dismissed in October 2009; however each of these lawsuits may be refiled.

        On November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at both Mountaineer Casino and Presque Isle Downs commencing approximately in 2013 unless a temporary facility as currently being discussed opens earlier. A casino in Columbus will increase competition at Scioto Downs. We intend to be proactive in our efforts to mitigate the effects of such competition, including continuing our efforts to introduce gaming at Scioto Downs as previously proposed, maximizing benefits of table gaming operations at Presque Isle Downs, continuing to provide first-class customer service at all of our facilities, and continuing to manage and reduce our costs.

        Even if gaming is permitted at Scioto Downs following the resolution of Ohio's ability to move forward with a plan to permit slot machines at the racetracks, the passage of the referendum permitting casino gaming may materially and adversely affect our ability to obtain financing to pay the license fees and otherwise make necessary investments at Scioto Downs to permit gaming and comply with the conditions to licensing. Additionally, tax rates on the revenue from such casinos could be substantially lower than the tax rates that may be imposed on video lottery at the racetracks, resulting in a competitive advantage for the casinos. Such new competition may have a material adverse effect on our business, financial condition and results of operations. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business—We face significant competition from other gaming and racing facilities, and increased competition could have a material adverse effect on us; recent passage of a referendum authorizing four casinos in Ohio will create significant new competition" which is included elsewhere in this report. We intend to lobby for lower licensing fees and comparable tax rates in light of the anticipated competition from casinos authorized by the November 3, 2009 referendum, but we cannot assure you that we will be successful. We believe that approval of slot or video lottery gaming at Ohio racetracks will positively impact our business prospects and financial condition because we expect that slot or video lottery gaming at Scioto Downs will, if approved, increase our revenues and operating margins at that property. If slot or video lottery gaming are permitted at Ohio racetracks, we expect to expand and construct a slot machine casino at Scioto Downs and purchase or lease the necessary video lottery terminals, which will require additional debt and equity financing that may not be available on terms that are satisfactory to us, on terms acceptable to our senior secured lenders, or at all. See "Part I, Item 1A. Risk Factors—Risks Related to Our Capital Structure—The indenture governing our

Senior Secured and Senior Subordinated Notes and our other debt agreements contain covenants that significantly restrict our operations and our ability to incur debt" and "—Risks Related to Our Business—The future of slot gaming and video lottery at Scioto Downs is uncertain," both of which are included elsewhere in this report.

        In addition, the conditions applicable to slot gaming at Ohio racetracks are expected to require, if approved, the payment of a license fee, an investment in the gaming facilities including the purchase or lease of the video lottery terminals and a requirement that the State of Ohio retain a yet undetermined portion of the revenues from video lottery terminals. We may also be required to share a portion of our revenues with horse owners and trainers at Scioto Downs. Until such time as regulations are proposed and acted upon, it is unclear as to the impact of such conditions on gaming operations at the racetracks. Accordingly, even if slot gaming is approved at Scioto Downs, we cannot assure you that the revenues generated from slot gaming at Scioto Downs will yield an adequate return on our investment or that we will be able to operate slot gaming at Scioto Downs profitably because of the significant investment required and the retention of revenues by the State of Ohio. Finally, we will require additional financing to, among other things, pay required license fees and fund the expansion and improvement of the Scioto Downs facilities to comply with licensing requirements and accommodate casino gaming.

        We have agreed in principle to contract terms to engage a real estate broker (although an agreement has not yet been finalized), and correspondingly reviewed our non-operating real property land holdings to determine which properties should be considered for sale. Properties that are to be disposed of or considered held for sale were reviewed to determine if an impairment in value was indicated based upon fair value estimates as determined by independent appraisal. Impairment was measured based on a comparison of the carrying value of the property to its fair value less costs of disposal. As discussed in Note 4 to our consolidated financial statements included elsewhere in this report, we recorded aggregated impairment charges of approximately $10.4 million at December 31, 2009. Based on the 2010 independent appraisal, we determined that no adjustments were necessary at December 31, 2010.

        In connection with our original acquisition of Binion's on March 11, 2004, we provided limited guarantees on certain land leases. The guarantees expired in March 2010. Since July 2009, TLC Casino Enterprises, Inc. ("TLC"), who acquired Binion's from us on March 7, 2008, paid only a portion of total monthly rent with respect to one of the leases we guaranteed. Upon the demand of the landlord that we make monthly payments pursuant to our guarantee, we paid the amounts demanded (approximately $705,000 in the aggregate through March 2010), thus curing the events of default. We demanded reimbursement from TLC, and commenced legal action for indemnification pursuant to the Stock Purchase Agreement. On October 27, 2009, we reached a settlement with TLC whereby TLC agreed to confess judgment as to amounts we paid and amounts that may be paid by us through the expiration of the guarantees, certain legal fees and interest at the rate of 10% on amounts actually paid by us with respect to the rental payments. We agreed to forbear from enforcing the judgment for two years, provided however that the forbearance will terminate under certain conditions, including if TLC fails to timely make any of the agreed payments or there is a change in control of TLC. During the forbearance period, TLC is also obligated to make payments in partial satisfaction of the judgment in the event TLC raises any capital through debt or equity. Through December 31, 2010, TLC has reimbursed us $25,000 for legal fees that we had incurred in connection with our collection efforts.

        Upon commencement of slot operations at Presque Isle Downs, Presque Isle Downs was required to make deposits in the aggregate amount of $5.0 million to establish accounts with the Commonwealth of Pennsylvania. In January 2010, in conjunction with the table games legislation, the Commonwealth of Pennsylvania returned $3.5 million of the deposit to us. Additionally on March 13, 2007, the Pennsylvania Gaming Control Board (the "PGCB") advised Presque Isle Downs that it would receive a one-time assessment of $0.8 million required of each slot machine licensee after commencement of gaming operations. The assessment was paid and represented a prepayment toward the total borrowings of the PGCB, the Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the borrowers"), required to fund the costs they incurred as a result of gaming operations. Based upon correspondence we received from the Pennsylvania Department of Revenue and discussions with the PGCB that additional assessments would be likely, the total prepayment by Presque Isle Downs of $0.8 million was recognized as a gaming assessment and charged to expense during the third quarter of 2010. The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of the total borrowings incurred by the borrowers as a result of gaming operations once the designated number of Pennsylvania's slot machine licensees is operational. For a portion of the borrowings, the repayment is to begin after the eleventh facility opens while repayment of the balance will commence after all fourteen licensees are operational. Until such time as the required slot machine licensees are operational, the proportional shares of repayment are calculated and the repayment periods are ascertained, we cannot determine the amount of such future obligation. It is anticipated that such repayment period will be between five and ten years.

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

        Our level of indebtedness, the need to refinance our Senior Subordinated Notes by June 1, 2012, and our working capital present risks to investors, including the possibility that we may be unable to generate cash sufficient to pay the principal of and interest on our indebtedness when due; that we may not be able to refinance our Senior Subordinated Notes on terms that are satisfactory to us, on terms acceptable to our senior secured lenders, or at all; and that we may not be able to meet tests and covenants of such debt agreements and achieve satisfactory resolution of such non-compliance with the lenders. In such an event, the holders of our indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and proceed against any collateral securing such indebtedness. These actions could limit our ability to borrow additional funds and would likely have a material adverse effect on our business and results of operations. Debt rating downgrades do not impact the terms of borrowings under our Credit Agreement, the Senior Secured Notes or the Senior Subordinated Notes. However, a debt rating downgrade could impact the terms of and our ability to refinance existing debt or to obtain new financing, particularly in light of the downturn in the national and worldwide economies and the current state of the credit markets. Additionally, changes in the regulatory environment or restriction on or prohibition of our gaming or racing operations, whether arising out of legislation or litigation, could have a material adverse effect on our liquidity. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business" which is included elsewhere in this report.

        We believe that our cash balances on hand, cash flow from operations, extended payment terms from gaming equipment vendors, availability under permitted equipment financing and availability under the Credit Facility and any proceeds from the sale of non-core assets will be sufficient to fund our liquidity needs, including any capital required to fund maturing debt obligations, any other contemplated capital expenditures and short-term funding requirements for the next twelve months, with the exception of amounts required for the licensing and construction of a video lottery facility at Scioto Downs if permitted by law. We cannot assure you that estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur. If any of these events occur, it could result in the need to raise additional funds and increased difficulties with respect to our ability to raise such funds. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business and—Risks Related to Our Capital Structure," both of which are included elsewhere in this report.

        We will require additional financing to pay required license fees and fund the expansion and improvement of the Scioto Downs facilities to comply with licensing requirements and accommodate video lottery gaming if it is ultimately successful. The indenture governing our Senior Secured Notes, the indenture governing our Senior Subordinated Notes and our Credit Agreement limit our ability to incur additional indebtedness and pay the required license fees. As such, we would be required to seek the consent of the lenders under our Credit Agreement to incur the indebtedness necessary to fund our cash needs in connection with commencing slot gaming at Scioto Downs and to sell equity securities without repaying amounts outstanding under the Credit Facility. We cannot assure you that such lenders would grant the necessary consents. While the indentures for the Senior Secured Notes and the Senior Subordinated Notes will allow us to incur indebtedness to fund development of future gaming operations, like slot gaming at Scioto Downs, the indentures governing those notes require us to obtain equity financing in the amount of 40% and 50%, respectively, of the total financed costs in excess of the permitted indebtedness. We cannot assure you that we will be able to obtain the necessary debt or equity financing on terms that are satisfactory to us, on terms acceptable to our senior secured lenders, or at all.

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

        Bond Requirements.    Mountaineer is required to maintain bonds in the aggregate amount of $1.2 million for the benefit of the West Virginia Lottery Commission through June 30, 2011, and Presque Isle Downs is required to maintain a slot machine payment bond for the benefit of the Commonwealth of Pennsylvania in the amount of $1.0 million. In addition, Presque Isle Downs is also required to maintain bonds in the amounts of $544,000 and $500,000 for the benefit of Summit Township, Pennsylvania and the United States, respectively, for environmental matters. The bonding requirements have been satisfied via the issuance of a surety bonds.

        Employment, Consulting and Deferred Compensation Agreements.    We have entered into employment agreements with our executive officers, other members of management and certain key employees. These agreements generally have two- or three-year terms and typically indicate a base salary and often contain provisions for participation in the Company's annual and long-term incentive plans. The executives and certain other members of management are also entitled to severance payments if terminated without "cause" or upon voluntary termination of employment for "good reason" including following a "change of control" (as these terms are defined in the employment agreements).

        On September 28, 2010, Robert F. Griffin tendered his resignation as the Company's President and Chief Executive Officer and as a member of the Board of Directors of the Company. Based on the provisions in his employment agreement, he was entitled to unpaid compensation of $0.1 million and bonus compensation of approximately $0.3 million, both of which were paid during the year ended December 31, 2010.

        On September 29, 2010, David R. Hughes tendered his resignation as the Company's Corporate Executive Vice President and Chief Financial Officer of the Company and, pursuant to the terms of his employment agreement, terminated his employment for good reason based on the resignation of Robert F. Griffin as Chief Executive Officer. Based on the provisions in his employment agreement, he was entitled to severance of $1.0 million, of which $0.6 million will be paid in monthly installments over one year, and bonus compensation of $0.3 million. As of December 31, 2010, the amount of unpaid severance is approximately $0.5 million.

        As a result of these resignations, approximately 300,000 unvested restricted stock units ("RSUs") were forfeited.

        On January 21, 2011, Robert Norton was terminated without cause as the Company's Chief Operating Officer. Based on the provisions in his employment agreement, he is entitled to severance of approximately $134,000 which will generally be paid monthly installments through May 30, 2011, and bonus compenstion of approximately $161,000 which was paid in March 2011. In addition, Mr. Norton's RSUs of 125,000 and cash award of $93,500 vested and became non-forfeitable upon his termination, pursuant to the Restricted Stock and Cash Award Agreement dated January 22, 2010.

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

Outstanding Options and Restricted Stock Units

        On January 22, 2010, we amended certain of our stock incentive plans to provide for the grants of restricted stock units ("RSUs") and cash awards to key employees (including officers and directors) of or consultants to the Company, or its subsidiaries, as the Compensation Committee of the Company's Board of Directors may determine. Pursuant to the amended plans, on January 22, 2010, we granted a total of 520,000 RSUs and cash awards totaling $390,000 to executive officers and certain key employees.

        On May 17, 2010, we granted 50,000 RSUs and a cash award of $37,500 to a key employee; on June 9, 2010, we granted a total of $75,000 RSUs to two executive officers; and on November 4, 2010, we granted 55,000 RSUs and a cash award of $52,250 to an executive officer, effective as of November 8, 2010. The RSUs and cash awards will generally vest in three equal annual installments beginning on the first anniversary of the date of grant. Vesting will be accelerated upon the consummation of a change of control of the Company (as defined), or upon other employee termination provisions (as defined).

        As a result of the termination of a key employee during the first quarter of 2010, and of the resignation of two executive officers during the third quarter of 2010, unvested RSUs of 50,000 and 300,000, respectively, were forfeited.

        On August 5, 2010, our stockholders approved the Company's 2010 Long-Term Incentive Plan (the "2010 Plan") which provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity and non-equity based awards to employees, officers and non-employee members of the Board. The total number of shares of common stock to be reserved for issuance under the 2010 Plan at the time of approval included (i) 511,800 shares that currently remain available for issuance under the prior plans; (ii) shares subject to awards granted under the prior plans that become forfeited, expired or otherwise terminated in accordance with the terms of the applicable plan, up to a maximum of 1,263,000 shares and; (iii) 2,000,000 additional shares in connection with the adoption of the 2010 Plan. Accordingly, the maximum number of shares issuable under the 2010 Plan is 3,774,800 (the sum of the previous amounts). Shares of common stock subject to awards granted under the 2010 Plan that become forfeited, expired, settled in cash or otherwise terminated without delivery of such shares will again be available for future awards under the 2010 Plan.

        Pursuant to the 2010 Plan, on August 5, 2010 each of the Company's six non-employee directors were granted 30,000 RSUs. The grants of such RSUs were previously approved by the Board of Directors, pending the approval of the 2010 Plan by our stockholders. The RSUs vested immediately and will be delivered upon the date that is the earlier of termination of service on the Board of Directors or the consummation of a change of control of the Company.

        On January 10, 2011, the Company granted, pursuant to the execution of an employment agreement with our new President and Chief Executive Officer, nonqualified stock options to purchase a total of 150,000 shares of the Company's common stock, one-third of which vested and became exercisable on the date of grant, and two-thirds of which will vest and become exercisable in equal installments on the first and second anniversaries of the effective date of the employment agreement, subject to continued employment with the Company as of each of the applicable vesting dates.

        On January 21, 2011, as a result of the termination of an executive officer, 125,000 RSUs and a cash award of $93,500 vested and became non-forfeitable upon termination, pursuant to the Restricted Stock and Cash Award Agreement dated January 22, 2010.

        On January 28, 2011, the Compensation Committee of the Board of Directors of the Company approved the grant of (i) nonqualified stock options to purchase a total of 340,500 shares of the Company's common stock; (ii) a total of 113,600 RSUs; and (iii) cash-based performance awards totaling $604,700 to executive officers and certain key employees under the Company's 2010 Plan. The stock options will vest and become exercisable in three equal installments in the amounts of 33% on each of the first and second anniversaries of the date of grant and 34% on the third anniversary of the date of grant. Further, all unvested options will fully vest and become exercisable immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The RSUs will vest and become non-forfeitable upon the third anniversary of the date of grant; and all unvested RSUs will vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The cash-based performance awards relate to the achievement of differing levels of performance (as defined) and are measured by the level of the Company's Corporate Free Cash Flow (as defined) over a one-year Performance Period, which is defined as the calendar year. The earned awards will vest and become payable at the end of the Vesting Period, defined as the two calendar year period following the Performance Period. The earned awards also vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company.

        As of March 15, 2011, there were outstanding 486,933 RSUs and options to purchase 888,500 shares of our common stock. If all such stock options were exercised, we would receive proceeds of approximately $5.66 million. We utilize the treasury stock method in determining the dilutive effect of outstanding stock options and RSUs. Our basic earnings per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and RSUs utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

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

        The fair value measurements employed for our impairment evaluations of goodwill and intangibles were generally based on a discounted cash flow approach and review of market data, which falls within Level 3 of the fair value hierarchy. In accordance with the requirements of ASC 350, Intangibles—Goodwill and Other, we performed the annual impairment tests of our goodwill and other intangible assets as of December 31, 2010 and 2009. For the year ended December 31, 2010, we determined that there was no impairment of goodwill or intangible assets based upon the results of the impairment evaluations. For the year ended December 31, 2009, as a result of the impact of anticipated increased competition, we recorded an impairment loss of $1.5 million that fully impaired the goodwill for Mountaineer.

        Property and Equipment.    Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for major renewals and betterments that significantly extend the useful life of existing property and equipment are capitalized and depreciated, while expenditures for routine repairs and maintenance are expensed as incurred. We capitalize direct materials, labor and interest during construction periods. Gains or losses on the disposal of property and equipment are included in operating income. Depreciation, which includes amortization of assets under capital leases, if any, is computed using the straight-line method over their useful lives. We make judgments in determining the estimated useful lives and salvage values of assets. Property, equipment and other long-lived assets are assessed for impairment annually in accordance with ASC 360—Property, Plant, and Equipment. For assets to be disposed of, impairment is recognized based on the lower of carrying value or fair value less costs of disposal, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. Assets to be held and used are reviewed for impairment whenever indicators of impairment exist. The estimated future cash flows of the asset, on an undiscounted basis, are compared to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model (Level 3).

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

        In 2010 and 2009, we had substantially all non-operating real properties appraised by an independent appraisal company. As a result, we adjusted the carrying values of the assets, recognizing losses in the aggregate amount of $10.4 million during the year ended December 31, 2009. Based upon the results of the 2010 appraisals, no adjustments to the carrying value of non-operating real property at Mountaineer or Presque Isle Downs were necessary for the year ended December 31, 2010. We do not anticipate that we will be able to sell the majority of these assets within the next twelve months. As such, these properties are not classified as held-for-sale as of December 31, 2010.

        Frequent Players Program.    We offer programs whereby our participating patrons can accumulate points for wagering that can be redeemed for credits for free play on slot machines, lodging, food and beverage, merchandise and in limited situations, cash. Based upon the estimated redemptions of frequent player program points, an estimated liability is established for the cost of redemption on earned but unredeemed points.

        The estimated cost of redemption utilizes estimates and assumptions of the mix of the various product offerings for which the points will be redeemed and costs of such product offerings. Changes in the programs, membership levels and redemption patterns of our participating patrons can impact this liability. The aggregate outstanding liability for the frequent players program approximated $667,000 and $628,000 at December 31, 2010 and 2009, respectively.

        Income Taxes.    Income taxes are accounted for in accordance with ASC 740—Income Taxes. Under ASC 740, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income taxes reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance, when determined to be necessary, is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations. The assessment of a valuation allowance considers our tax planning alternatives, our experience with operating loss and tax credit carryforwards, projections of future profitability and the duration of statutory carryforward periods, among other matters. Based on our assessment, we have recorded valuation allowances of $5.3 million and $4.9 million at December 31, 2010 and 2009, respectively. The Company and its subsidiaries file a consolidated federal income tax return. We are no longer subject to federal and state income tax examinations for years before 2004.

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

        Stock-Based Compensation.    We account for stock-based compensation in accordance with ASC 718—Compensation—Stock Compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock options and restricted stock units, to be recognized in the consolidated statement of operations based on their fair values and that compensation expense be recognized for awards over the requisite service period of the award or to an employee's eligible retirement date, if earlier. Determining the fair value of stock-based awards at the grant date requires judgment including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility. We used the simplified method for estimating expected option life and historic volatility for estimating volatility. During the years ended December 31, 2010 and 2009, we recorded stock-based compensation expense of $668,000 and $108,000, respectively.

Recently Issued Accounting Pronouncements

        In April 2010, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2010-16, Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities ("ASU 2010-16"). ASU 2010-16 codifies the consensus reached in Emerging Issues Task Force Issue No. 09-F, "Casino Base Jackpot Liabilities." ASU 2010-16 amends the FASB Accounting Standards Codification™ to clarify that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can legally avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance in this ASU applies to both base and progressive jackpots. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. We have evaluated the requirements of ASU 2010-16 and implemented the guidance effective January 1, 2011. The adoption of this ASU did not have a material impact on our consolidated financial statements.

        In December 2010, the Financial Accounting Standards Board (the "FASB") issued ASU 2010-28—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU 2010-28") which is effective for public companies with a fiscal year or interim period beginning after December 15, 2010. Early adoption is prohibited. ASU 2010-28 amends ASC 350-20 to modify Step 1 of the goodwill impairment analysis for reporting units with zero or negative carrying amounts. ASU 2010-28 indicates that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test when it is more likely than not that a goodwill impairment exits. We have evaluated the requirements of ASU 2010-28 and implemented the guidance effective January 1, 2011. We believe the impact of this guidance could result in all or a portion of our goodwill being impaired upon adoption.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. However, with the issuance of the fixed rate Senior Secured Notes in August and October 2009 and Senior Subordinated Notes in May 2006, our exposure to interest rate changes will be limited to amounts which may be outstanding under our Credit Facility (See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included elsewhere in this report).

        Depending upon the amounts outstanding under our Credit Facility a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $200,000, assuming that the entire amount of borrowings permitted under the Credit Facility was outstanding.

        At December 31, 2010, the fair value of amounts outstanding under our Credit Facility and other long-term debt approximates the carrying value, except for our Senior Secured Notes and Senior Subordinated Notes for which the fair value was determined based upon level 2 inputs (as defined by ASC 820, Fair Value Measurements and Disclosures) including quoted market prices and bond terms and conditions. The aggregate fair value of the Senior Secured Notes and Senior Subordinated Notes was $382.0 million at December 31, 2010.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements and accompanying footnotes are set forth on pages F-1 through F-45 of this report.

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

        Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010. They have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized, evaluated and reported within the time periods specified in SEC rules and forms.

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

        Management conducted an evaluation and assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation and assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2010, to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company's internal control over financial reporting. Ernst & Young LLP's attestation report on the Company's internal control over financial reporting is included in this Form 10-K.

Changes in Internal Controls

        There were no significant changes in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
MTR Gaming Group, Inc.

        We have audited MTR Gaming Group, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). MTR Gaming Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting . Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, MTR Gaming Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MTR Gaming Group, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2010 of MTR Gaming Group, Inc. and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Pittsburgh, Pennsylvania March 16, 2011

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information required by this Item is hereby incorporated by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders (our "2011 Proxy Statement") to be filed with the Securities and Exchange Commission no later than May 2, 2011, pursuant to Regulation 14A under the Securities Act.

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

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required by this Item is hereby incorporated by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders (our "2011 Proxy Statement"), to be filed with the Securities and Exchange Commission no later than May 2, 2011, pursuant to Regulation 14A under the Securities Act.

ITEM 12.    STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this Item is hereby incorporated by reference to our 2011 Proxy Statement, to be filed with the Securities and Exchange Commission no later than May 2, 2011, pursuant to Regulation 14A under the Securities Act.

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

        The information required by this Item is hereby incorporated by reference to our 2011 Proxy Statement, to be filed with the Securities and Exchange Commission no later than May 2, 2011, pursuant to Regulation 14A under the Securities Act.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information required by this Item is hereby incorporated by reference to our 2011 Proxy Statement, to be filed with the Securities and Exchange Commission no later than May 2, 2011, pursuant to Regulation 14A under the Securities Act.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL SCHEDULES.

(a)    Financial Statements (Included in Part II of this report):

        Schedule II—Valuation Allowances for the years ended December 31, 2010, 2009, and 2008.

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)    Exhibits:

EXHIBIT NO.	ITEM TITLE
3.1	Restated Certificate of Incorporation for Winner's Entertainment, Inc. dated August, 17, 1993 (incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
3.2
Certificate of Amendment to the Restated Certificate of Incorporation of MTR Gaming Group, Inc. dated August 5, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2010).
3.3	Amended Bylaws (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2009).
3.4
Certificate of Amendment of Restated Certificate of Incorporation of Winner's Entertainment, Inc. dated October 10, 1996 (incorporated by reference to our Current Report on Form 8-K filed on November 1, 1996).
4.1	Excerpt from Common Stock Certificates (incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2001).
4.2
Indenture dated May 25, 2006, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A., including forms of the Note and the Guarantee (incorporated by reference to our Current Report on Form 8-K filed on May 26, 2006).
4.3
Supplemental Indenture to Indenture dated May 25, 2006 by and among the Company, certain wholly-owned subsidiaries of the Company (as Guarantors) and Wells Fargo Bank, N.A. (as Trustee) dated June 1, 2007 (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2007).

EXHIBIT NO.	ITEM TITLE
4.4	Supplemental Indenture dated June 15, 2007, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of May 25, 2006 (incorporated by reference to our Current Report on Form 8-K filed on June 18, 2007).
4.5
Supplemental Indenture dated March 7, 2008, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of May 25, 2006 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2008).
4.6
Instrument of Resignation, Appointment and Acceptance dated as of June 26, 2008, executed by the Company, Wells Fargo Bank, National Association, and Wilmington Trust Company (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 8, 2008).
4.7
Supplemental Indenture dated as of July 22, 2009, by and between the Registrant, certain of its wholly-owned subsidiaries (as guarantors) and Wilmington Trust Company further supplementing the Indenture dated as of May 25, 2006 (incorporated by reference to our Current Report on Form 8-K filed on July 27, 2009).
4.8
Indenture dated as of August 12, 2009, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wilmington Trust FSB (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2009).
4.9	12.625% Senior Secured Note due 2014 in aggregate principal amount of $10.0 million (incorporated by reference to our Current Report on Form 8-K filed on October 13, 2009).
10.1
Credit Agreement, dated March 18, 2010, by and among the Company, Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Aladdin Credit Advisors, L.P., as administrative agent (incorporated by reference to our Current Report on Form 8-K filed on March 19, 2010).
10.2
Amendment to Credit Agreement, dated September 23, 2010, by and among the Company, Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), Aladdin Credit Advisors, L.P., as administrative agent), and Aladdin Credit Partners I, L.P., Aladdin Credit Intermediate Fund LLC and MC Credit Products DIP SMA, L.P., as lenders (incorporated by reference to our Current Report on Form 8-K filed on September 24, 2010).
10.3
Agreement dated November 1, 2008 between Mountaineer Park, Inc. and Racetrack Employees Union Local No. 101 [Schedules omitted] (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2009).
10.4
Agreement dated December 31, 2009 by and between Mountaineer Park, Inc. and Mountaineer Park Horsemen's Benevolent and Protective Association, Inc. (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2010).
10.5
Agreement dated February 22, 2007 by and between Presque Isle Downs, Inc. and the Pennsylvania Horsemen's Benevolent and Protective Association Inc. (incorporated by reference to our Annual Report on Form 10-K filed on April 2, 2007).
10.6	2002 Employee Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2002).
10.7	2004 Stock Incentive Plan (incorporated by reference to our Proxy Statement filed on June 18, 2004).

EXHIBIT NO.	ITEM TITLE
10.8	2005 Stock Incentive Plan (incorporated by reference to our Proxy Statement filed on June 17, 2005).
10.9	2007 Stock Incentive Plan (incorporated by reference to our Proxy Statement filed on April 30, 2007).
10.10	2010 Long-Term Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2010).
10.11
Amended and Restated Employment Agreement dated October 1, 2009, by and between the Registrant and David R. Hughes (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 9, 2009).
10.12	Employment Agreement dated May 1, 2009, by and between the Registrant and Robert Norton (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 10, 2009).
10.13	Amendment to Employment Agreement by and between MTR Gaming Group, Inc. and Robert Norton dated June 9, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2010).
10.14
Employment Agreement, dated as of November 5, 2010, by and between MTR Gaming Group, Inc. and John W. Bittner, Jr. (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2010).
10.15
Employment Agreement, effective as of December 16, 2010, by and between MTR Gaming Group, Inc. and Narciso A. Rodriguez-Cayro (incorporated by reference to our Current Report on Form 8-K filed on December 22, 2010).
10.16	Employment Agreement, dated as of January 6, 2011, by and between MTR Gaming Group, Inc. and Jeffrey J. Dahl (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2011).
10.17	Form of Restricted Stock Unit and Cash Award Agreement (2002 Stock Incentive Plan) (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2010).
10.18	Form of Restricted Stock Unit and Cash Award Agreement (2004 Stock Incentive Plan) (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2010).
10.19	Form of Restricted Stock Unit and Cash Award Agreement (2005 Stock Incentive Plan) (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2010).
10.20	Form of Restricted Stock Unit and Cash Award Agreement (2007 Stock Incentive Plan) (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2010).
10.21	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2010 Long-Term Incentive Plan) (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2010).
10.22	Form of Restricted Stock Unit and Cash Award Agreement (2010 Long-Term Incentive Plan) (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 9, 2010).
10.23	Form of Nonqualified Stock Option Award Agreement (2010 Long-Term Incentive Plan) (incorporated by reference to our Current Report on Form 8-K filed on February 3, 2011).

EXHIBIT NO.	ITEM TITLE
10.24	Form of Restricted Stock Unit Award Agreement (2010 Long-Term Incentive Plan) (incorporated by reference to our Current Report on Form 8-K filed on February 3, 2011).
10.25	Form of Cash-Based Performance Award Agreement (2010 Long-Term Incentive Plan) (incorporated by reference to our Current Report on Form 8-K filed on February 3, 2011).
14.1	Code of Ethics and Business Conduct of the Company (incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
14.2	Amendment to the Company's Code of Ethics and Business Conduct (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2007).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Certification of Jeffrey J. Dahl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Jeffrey J. Dahl in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of John W. Bittner Jr. in accordance with 18 U.S.C. Section 1350 (filed herewith).
99.1	First Amendment to 2002 Stock Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2010).
99.2	First Amendment to 2004 Stock Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2010).
99.3	First Amendment to 2005 Stock Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2010).
99.4	First Amendment to 2007 Stock Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2010).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MTR GAMING GROUP, INC.
By:	/s/ JEFFREY J. DAHL Jeffrey J. Dahl President and Chief Executive Officer

Date: March 16, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Name	Capacity

/s/ JEFFREY J. DAHL Jeffrey J. Dahl	President and Chief Executive Officer	March 16, 2011
/s/ STEVEN M. BILLICK Steven M. Billick	Chairman	March 16, 2011
/s/ ROBERT A. BLATT Robert A. Blatt	Director	March 16, 2011
/s/ JAMES V. STANTON James V. Stanton	Director	March 16, 2011
/s/ RICHARD DELATORE Richard Delatore	Director	March 16, 2011
/s/ RAYMOND K. LEE Raymond K. Lee	Director	March 16, 2011
/s/ ROGER P. WAGNER Roger P. Wagner	Director	March 16, 2011
/s/ JOHN W. BITTNER, JR. John W. Bittner, Jr.	Executive Vice President and Chief Financial Officer	March 16, 2011

MTR GAMING GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
MTR Gaming Group, Inc.

        We have audited the accompanying consolidated balance sheets of MTR Gaming Group, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MTR Gaming Group, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MTR Gaming Group, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Pittsburgh, Pennsylvania March 16, 2011

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$53,820	$44,755
Restricted cash	1,143	483
Accounts receivable, net of allowance for doubtful accounts of $386 in 2010 and $458 in 2009	2,790	2,641
Inventories	3,476	3,794
Deferred financing costs	4,106	3,606
Prepaid income taxes	—	8,663
Deferred income taxes	—	37
Prepaid expenses and other current assets	5,177	8,181

Total current assets	70,512	72,160
Property and equipment, net	314,484	332,351
Goodwill	494	494
Other intangibles	85,529	69,021
Deferred financing costs, net of current portion	8,113	10,616
Deposits and other	1,984	4,632
Non-operating real property	12,215	13,554
Assets of discontinued operations	178	185

Total assets	$493,509	$503,013

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,887	$2,150
Accounts payable—gaming taxes and assessments	7,968	7,030
Accrued payroll and payroll taxes	3,861	3,373
Accrued interest	16,702	14,247
Accrued income taxes	546	—
Other accrued liabilities	9,052	11,641
Construction project and equipment liabilities	136	583
Deferred income taxes	64	—
Current portion of long-term debt and capital lease obligations	1,255	6,618
Liabilities of discontinued operations	217	237

Total current liabilities	41,688	45,879
Long-term debt and capital lease obligations, net of current portion	376,830	375,885
Deferred income taxes	6,756	7,976

Total liabilities	425,274	429,740
Stockholders' equity:
Common stock, $.00001 par value; 100,000,000 shares authorized; 27,475,260 shares issued and outstanding at December 31, 2010 and 2009	—	—
Additional paid-in capital	61,910	61,882
Retained earnings	6,359	11,475
Accumulated other comprehensive loss	(251)	(300)

Total stockholders' equity of MTR Gaming Group, Inc.	68,018	73,057
Non-controlling interest of discontinued operations	217	216

Total stockholders' equity.	68,235	73,273

Total liabilities and stockholders' equity	$493,509	$503,013

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Gaming	$382,514	$400,583	$418,055
Pari-mutuel commissions	11,181	12,806	14,454
Food, beverage and lodging	32,265	31,973	35,963
Other	8,737	8,764	10,300

Total revenues	434,697	454,126	478,772
Less promotional allowances	(9,806)	(9,971)	(7,921)

Net revenues	424,891	444,155	470,851

Operating expenses:
Costs of operating departments:
Gaming	239,934	251,106	265,115
Pari-mutuel commissions	11,276	12,524	14,156
Food, beverage and lodging	23,249	23,613	28,767
Other	6,144	6,238	8,799
Marketing and promotions	12,788	19,646	15,864
General and administrative	54,068	66,748	67,121
Project opening costs	1,365	—	—
Depreciation	28,733	29,279	29,839
Impairment loss	40	11,945	—
Loss on sale or disposal of property	75	209	2,956

Total operating expenses	377,132	421,308	432,617

Operating income	47,759	22,847	38,234
Other (expense) income:
Other	—	(39)	—
Interest income	37	467	244
Interest expense	(54,120)	(45,233)	(40,750)
Loss on debt modification and extinguishment	—	(3,105)	(3,820)

Loss from continuing operations before income taxes	(6,324)	(25,063)	(6,092)
Benefit for income taxes	1,361	1,365	1,706

Loss from continuing operations	(4,963)	(23,698)	(4,386)

Discontinued operations:
Loss from discontinued operations before income taxes and non-controlling interest	(234)	(2,445)	(16,358)
Benefit for income taxes	82	3,619	2,919

(Loss) income from discontinued operations before non-controlling interest	(152)	1,174	(13,439)
Non-controlling interest	(1)	(14)	114

(Loss) income from discontinued operations	(153)	1,160	(13,325)

Net loss	$(5,116)	$(22,538)	$(17,711)

Net loss per share—basic:
Loss from continuing operations	$(0.18)	$(0.86)	$(0.16)
(Loss) income from discontinued operations	(0.01)	0.04	(0.49)

Basic net loss per share	$(0.19)	$(0.82)	$(0.65)

Net loss per share—diluted:
Loss from continuing operations	$(0.18)	$(0.86)	$(0.16)
(Loss) income from discontinued operations	(0.01)	0.04	(0.49)

Diluted net loss per share	$(0.19)	$(0.82)	$(0.65)

Weighted average number of shares outstanding:
Basic	27,549,546	27,475,260	27,475,260

Diluted	27,549,546	27,475,260	27,475,260

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount				Total
Balances, January 1, 2008	27,475,260	—	60,478	51,724	(55)	112,147
Net loss	—	—	—	(17,711)	—	(17,711)
Pension other comprehensive loss, net of tax benefit of $178	—	—	—	—	(331)	(331)

Comprehensive loss						(18,042)
Stock-based compensation	—	—	1,296	—	—	1,296

Balances, December 31, 2008	27,475,260	—	61,774	34,013	(386)	95,401
Net loss	—	—	—	(22,538)	—	(22,538)
Pension other comprehensive income, net of tax benefit of $46	—	—	—	—	86	86

Comprehensive loss						(22,452)
Stock-based compensation	—	—	108	—	—	108

Balances, December 31, 2009	27,475,260	—	61,882	11,475	(300)	73,057
Net loss	—	—	—	(5,116)	—	(5,116)
Pension other comprehensive income, net of tax of $26	—	—	—	—	49	49

Comprehensive loss						(5,067)
Stock-based compensation	—	—	28	—	—	28

Balances, December 31, 2010	27,475,260	$—	$61,910	$6,359	$(251)	$68,018

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(5,116)	$(22,538)	$(17,711)
Adjustments to reconcile net loss to net cash provided by net operating activities:
Depreciation	28,733	29,279	29,839
Amortization of deferred financing fees	6,613	5,447	4,299
Loss on debt modification and extinguishment	—	3,105	3,820
Impairment loss	40	11,945	8,750
Bad debt expense	209	437	37
Stock-based compensation expense	668	108	1,296
Deferred income taxes	(1,697)	5,692	3,597
(Decrease) increase in long-term deferred compensation	—	(359)	1,665
Loss on the sale or disposal of property	75	209	2,956
Change in operating assets and liabilities:
Accounts receivable	(358)	4,639	2,316
Prepaid income taxes	9,209	(1,604)	(6,208)
Other current assets	3,322	12,027	(10,869)
Accounts payable	675	(4,719)	(1,961)
Accrued liabilities	(106)	(5,425)	(8,193)

Net cash provided by continuing operating activities	42,267	38,243	13,633
Net cash (used in) provided by discontinued operating activities	(12)	(410)	1,060

Net cash provided by operating activities	42,255	37,833	14,693

Cash flows from investing activities:
Decrease in deposits and other	2,608	390	11,157
(Increase) decrease in restricted cash	(660)	446	(369)
Proceeds from the sale of property and equipment	314	192	1,758
Proceeds from the sale of non-operating real property	1,370	—	—
Proceeds from the sale of the Ramada Inn and Speedway Casino	—	—	12,818
Proceeds from the sale of Binion's Gambling Hall & Hotel	—	—	28,329
Reimbursement of capital expenditures from West Virginia Racing Commission	5,162	—	—
Capital expenditures	(16,448)	(12,179)	(11,574)
Payment of Pennsylvania table games license	(16,508)	—	—

Net cash (used in) provided by continuing investing activities	(24,162)	(11,151)	42,119
Net cash used in discontinued investing activities	—	—	(618)

Net cash (used in) provided by investing activities	(24,162)	(11,151)	41,501

Cash flows from financing activities:
Proceeds from credit facility	10,000	—	—
Proceeds from issuance of equipment financing and long-term debt	679	14,238	—
Proceeds from issuance of Senior Secured Notes	—	247,720	—
Principal payments on credit facility	(10,000)	—	—
Principal payments on long-term debt and capital lease obligations	(7,597)	(26,317)	(54,680)
Financing cost paid	(2,110)	(13,980)	(3,525)
Repurchase of Senior Unsecured Notes	—	(130,650)	—
Repayment of senior secured revolving credit facility	—	(101,949)	—

Net cash used in continuing financing activities	(9,028)	(10,938)	(58,205)
Net cash used in discontinued financing activities	—	—	(23)

Net cash used in financing activities	(9,028)	(10,938)	(58,228)

Net increase (decrease) in cash and cash equivalents	9,065	15,744	(2,034)
Cash and cash equivalents, beginning of year	44,755	29,011	31,045

Cash and cash equivalents, end of year	$53,820	$44,755	$29,011

Cash paid during the year for:
Interest paid	$45,052	$27,972	$36,700

Income taxes refunded	$(8,930)	$(9,071)	$(2,421)

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND BASIS OF PRESENTATION

        MTR Gaming Group, Inc. (the "Company" or "we"), a Delaware corporation, owns and operates racetrack, gaming and hotel properties in West Virginia, Pennsylvania, and Ohio.

        The Company, through its wholly-owned subsidiaries, owns and operates Mountaineer Casino, Racetrack & Resort in Chester, West Virginia; Presque Isle Downs & Casino in Erie, Pennsylvania; and Scioto Downs in Columbus, Ohio. Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs, Inc. Presque Isle Downs commenced table gaming operations on July 8, 2010 with 48 casino table games.

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

        Through March 7, 2008 and June 3, 2008, we owned and operated Binion's Gambling Hall & Hotel in Las Vegas, Nevada ("Binion's"), and the Ramada Inn and Speedway Casino in North Las Vegas, Nevada ("Speedway"), respectively. As discussed in Note 4, we sold Binion's on March 7, 2008, pursuant to a Stock Purchase Agreement executed between the Company and TLC Casino Enterprises, Inc.; and on June 3, 2008, we completed the sale of the Speedway pursuant to the terms of an Asset Purchase and Sale Agreement executed between the Company and Lucky Lucy D, LLC. The assets, liabilities, operating results and cash flows of Binion's and Speedway are reflected as discontinued operations.

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

Restricted Cash

        Restricted cash includes unredeemed winning tickets from its racing operations, funds related to horsemen's fines and certain simulcasting funds that are restricted to payments for improving horsemen's facilities and increasing racing purses at Scioto Downs, bank deposits that serve as collateral for letters of credit, cash deposits that serve as collateral for surety bonds and short-term certificates of deposit that serve as collateral for certain bonding requirements.

Fair Value Measurements

        ASC 820, Fair Value Measurements and Disclosures provides guidance for measuring the fair value of assets and liabilities and requires expanded disclosures about fair value measurements. ASC 820 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability and provides additional guidelines to consider in determining the market-based measurement. In February 2008, the Financial Accounting Standards Board (the "FASB") issued an accounting standard that delayed the effective date of fair measurement accounting for all non-financial assets and liabilities, except those that are recognized or disclosed at least annually, until January 1, 2009. We adopted ASC 820 on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities. The impact from the adoption of ASC 820 is reflected in our consolidated financial statements.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The fair value of our cash equivalents approximated the carrying value at December 31, 2010 and 2009. The fair value was determined based on Level 1 inputs.

        Amounts that may be outstanding under our Credit Facility (see Note 7) approximate fair value based on the prevailing interest rates. There were no amounts outstanding at December 31, 2010, and there were no amounts outstanding on our former Amended and Restated Credit Facility at December 31, 2009. The fair value of our $260 million 12.625% Senior Secured Notes was $270.1 million at December 31, 2010 and $249.6 million at December 31, 2009, compared to carrying values of $251.1 million and $248.6 million at December 31, 2010 and December 31, 2009, respectively. The fair value of our $125 million 9% Senior Subordinated Notes was $111.9 million at December 31, 2010 and $98.8 million at December 31, 2009, compared to a carrying value of $125 million at December 31, 2010 and December 31, 2009. The fair values of our Senior Secured Notes and our Senior Subordinated Notes were determined based on Level 2 inputs including quoted market prices and bond terms and conditions.

        Our Senior Secured Notes, Senior Subordinated Notes, and amounts outstanding under our other debt financing arrangements were stated at carrying value as long-term debt in our consolidated balance sheets as of December 31, 2010 and December 31, 2009.

        Through May 1, 2009, we had a deferred compensation arrangement with a former executive that was structured as a rabbi trust. In accordance with the provisions of an employment agreement with the former executive, the deferred amounts that were held in the rabbi trust, including earnings on such amounts, were distributed to the former executive on May 1, 2009. The investments of the rabbi trust were valued using quoted market prices (Level 1 inputs). The fair value of the investments in the rabbi trust at the time of distribution was $11.9 million.

Inventories

        Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market.

Deferred Financing Costs

        Deferred financing costs that we incur in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying debt. During each of the three years ended December 31, we incurred deferred financing costs as follows: 2010—$2.1 million; 2009—$14.0 million; and 2008—$3.5 million; and related amortization expense was as follows: 2010—$6.6 million; 2009—$5.4 million; and 2008—$4.3 million.

        As a result of the Second and Fourth Amendments to our former Fifth Amended and Restated Credit Agreement and the reduction in borrowing capacity as discussed in Note 7, we were required to proportionately reduce the amount of existing deferred financing costs. Consequently, we recorded write-offs of deferred financing costs of approximately $3.8 million during 2008. This amount is reflected in our accompanying consolidated statements of operations as a loss on debt modification and extinguishment for the year ended December 31, 2008.

        As a result of the Fifth and Seventh Amendments to our former Fifth Amended and Restated Credit Agreement and the reduction in borrowing capacity as discussed in Note 7, we were required to proportionately reduce the amount of existing deferred financing costs. Consequently, we recorded write-offs of deferred financing costs of approximately $1.8 million during 2009. In addition, as a result

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of the repurchase of our Senior Unsecured Notes as discussed in Note 7, unamortized discount and deferred financing costs of approximately $0.6 million were written off during 2009. These amounts are reflected in our accompanying consolidated statements of operations as components of the loss on debt modification and extinguishment for the year ended December 31, 2009.

Property and Equipment

        Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for major renewals and betterments that significantly extend the useful life of existing property and equipment are capitalized and depreciated, while expenditures for routine repairs and maintenance are expensed as incurred. We capitalize direct materials, labor and interest during construction periods. Gains or losses on the disposal of property and equipment are included in operating income. Depreciation, which includes amortization of assets under capital leases (which matured in 2010 as discussed in Note 7), is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	20 to 40 years
Furniture and fixtures	5 to 7 years
Equipment and automobiles	3 to 15 years

        Interest is allocated and capitalized to construction in progress by applying our cost of borrowing rate to qualifying assets. As a result of construction at Presque Isle Downs related to the implementation of table games, interest capitalized during the year ended December 31, 2010 was $0.1 million. There was no interest capitalized during the years ended December 31, 2009 and 2008.

        Property, equipment and other long-lived assets are assessed for impairment annually in accordance with ASC 360, Property, Plant & Equipment. For assets to be disposed of, impairment is recognized based on the lower of carrying value or fair value less costs of disposal, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. Assets to be held and used are reviewed for impairment whenever indicators of impairment exist. The estimated future cash flows of the asset, on an undiscounted basis, are compared to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model (Level 3).

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

        In 2010 and 2009, we had substantially all non-operating real properties appraised by an independent appraisal company. As a result, we adjusted the carrying values of the assets, recognizing losses in the aggregate amount of $10.4 million during the year ended December 31, 2009. Based upon the results of the 2010 appraisals, no adjustments to the carrying value of non-operating real property

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

at Mountaineer or Presque Isle Downs were necessary for the year ended December 31, 2010. We do not anticipate that we will be able to sell the majority of these assets within the next twelve months. As such, these properties are not classified as held-for-sale as of December 31, 2010 and 2009.

Goodwill and Other Intangible Assets

        Goodwill and other indefinite-lived intangible assets are required to be evaluated for impairment on an annual basis in accordance with the provisions of ASC 350, Intangibles—Goodwill and Other. Intangible assets consist of expenditures associated with obtaining racing and gaming licenses, which consist principally of legal fees, license fees, and investigative costs.

        ASC 350 requires a two-step process be performed to analyze whether or not goodwill has been impaired. Step one requires that the fair value be compared to carrying value. If the fair value is higher than the carrying value, no impairment is indicated and there is no need to perform the second step of the process. If the fair value is lower than the carrying value, step two must be evaluated. Step two requires that a hypothetical purchase price allocation analysis be done to reflect the implied fair value of goodwill. This implied fair value is then compared to the carrying value of goodwill. If the current fair value is lower than the carrying value, impairment must be recorded. For indefinite-lived intangible assets, if the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

        The fair value measurements employed for our impairment evaluations of goodwill and intangibles were generally based on a discounted cash flow approach and review of market data, which falls within Level 3 of the fair value hierarchy. In accordance with the requirements of ASC 350, we performed the annual impairment tests of our goodwill and other intangible assets as of December 31, 2010 and 2009. For the year ended December 31, 2010, we determined that there was no impairment of goodwill or intangible assets based upon the results of the impairment evaluations. For the year ended December 31, 2009, as a result of the impact of anticipated increased competition, we recorded an impairment loss of $1.5 million that fully impaired the goodwill for Mountaineer.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Promotional Allowances and Complimentaries

        We offer certain promotional allowances to our customers, including complimentary lodging and food and promotional credits for free play on slot machines. The retail value of these promotional items is shown as a deduction from total revenues on our consolidated statements of operations.

        Total revenues do not include the retail amount of complimentaries provided gratuitously to customers. For each of the three years ended December 31, these complimentaries were as follows: 2010—$3.3 million; 2009—$2.9 million; and 2008—$2.5 million.

Frequent Players Program

        We offer programs whereby our participating patrons can accumulate points for wagering that can be redeemed for credits for free play on slot machines, lodging, food and beverage, merchandise and in limited situations, cash. Based upon the estimated redemptions of frequent player program points, an estimated liability is established for the cost of redemption of earned but unredeemed points. Changes in the programs, membership levels and changes in the redemption patterns of our participating patrons can impact this liability. The aggregate outstanding liability for the frequent players program approximated $667,000 and $628,000 at December 31, 2010 and 2009, respectively, and is included as a component of other accrued liabilities in our accompanying consolidated balance sheets.

Income Taxes

        Income taxes are accounted for in accordance with ASC 740—Income Taxes. Under ASC 740, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income taxes reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance, when determined to be necessary, is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations. The Company and its subsidiaries file a consolidated federal income tax return. We are no longer subject to federal and state income tax examinations for years before 2004.

        Interest and tax-related penalties associated with uncertain tax positions are included in benefit for income taxes in the accompanying consolidated statement of operations.

Earnings per Share

        Basic earnings per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options, unvested restricted stock units ("RSUs") and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences. For each of the three years in the period ended December 31, 2010, all potentially dilutive options have been considered anti-dilutive because of the net loss from continuing operations for 2010, 2009, and 2008.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following tables illustrate the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net income per share from continuing operations computations during each of the three years ended December 31.

	2010	2009	2008
	(dollars in thousands, except per share amounts)
Loss from continuing operations	$(4,963)	$(23,698)	$(4,386)
(Loss) income from discontinued operations	(153)	1,160	(13,325)

Net loss available to common stockholders	$(5,116)	$(22,538)	$(17,711)

Shares outstanding:
Weighted average shares outstanding	27,549,546	27,475,260	27,475,260
Effect of dilutive securities	—	—	—

Diluted shares outstanding	27,549,546	27,475,260	27,475,260

Basic net (loss) income per common share:
Continuing operations	$(0.18)	$(0.86)	$(0.16)
Discontinued operations	(0.01)	0.04	(0.49)

Basic net loss per common share	$(0.19)	$(0.82)	$(0.65)

Diluted net (loss) income per common share:
Continuing operations	$(0.18)	$(0.86)	$(0.16)
Discontinued operations	(0.01)	0.04	(0.49)

Diluted net loss per common share	$(0.19)	$(0.82)	$(0.65)

        The dilutive EPS calculations do not include the following potential dilutive securities for each of the three years ended December 31 because they were anti-dilutive.

	2010	2009	2008
Anti-dilutive stock options outstanding	398,000	1,209,500	1,483,800
Anti-dilutive restricted stock units outstanding	350,000	—	—

	748,000	1,209,500	1,483,800

Stock-Based Compensation

        We account for stock-based compensation in accordance with ASC 718—Compensation—Stock Compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock options and restricted stock units, to be recognized in the consolidated statement of operations based on their fair values and that compensation expense be recognized for awards over the requisite service period of the award or to an employee's eligible retirement date, if earlier. ASC 718 also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

  Pronouncements Implemented

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

  Recently Issued Accounting Pronouncements

        In April 2010, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2010-16, Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities ("ASU 2010-16"). ASU 2010-16 codifies the consensus reached in Emerging Issues Task Force Issue No. 09-F, "Casino Base Jackpot Liabilities." ASU 2010-16 amends the FASB Accounting Standards Codification™ to clarify that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can legally avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance in this ASU applies to both base and progressive jackpots. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. We have evaluated the requirements of ASU 2010-16 and implemented the guidance effective January 1, 2011. The adoption of this ASU did not have a material impact on our consolidated financial statements.

        In December 2010, FASB issued ASU 2010-28—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU 2010-28") which is effective for public companies with a fiscal year or interim period beginning after December 15, 2010. Early adoption is prohibited. ASU 2010-28 amends ASC 350-20 to modify Step 1 of the goodwill impairment analysis for reporting units with zero or negative carrying amounts. ASU 2010-28 indicates that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test when it is more likely than not that a goodwill impairment exits. We have evaluated the requirements of ASU 2010-28 and implemented the guidance effective January 1, 2011. We believe the impact of this guidance could result in all or a portion of our goodwill being impaired upon adoption.

3. RISKS AND UNCERTAINTIES (UNAUDITED)

Refinancing of Existing Indebtedness

        Our $125 million in the aggregate amount of 9% Senior Subordinated Notes mature on June 1, 2012. At maturity, the entire principal amount of our Senior Subordinated Notes, together with unpaid interest thereon, will become due and payable and we will be required to borrow funds to satisfy our obligations with respect to the Senior Subordinated Notes. If we are unable to obtain sufficient financing to repay our obligations with respect to the Senior Subordinated Notes, the holders thereof will be entitled to exercise the remedies provided in the indenture governing the Senior Subordinated Notes. Our failure to pay our obligations with respect to the Senior Subordinated Notes would also constitute an event of default under the indenture governing our Senior Secured Notes, which would

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RISKS AND UNCERTAINTIES (UNAUDITED) (Continued)

entitle the holders of the Senior Secured Notes to accelerate our obligations with respect to the Senior Secured Notes and exercise the remedies provided in the indenture and security documents relating to the Senior Secured Notes. We cannot assure you that we will be able to obtain financing to repay amounts due on the Senior Subordinated Notes on terms that are satisfactory to us, on terms acceptable to our senior secured lenders, or at all.

        We are currently evaluating various refinancing alternatives. Amounts outstanding under our Senior Subordinated Notes will be classified to "current obligations" for financial reporting purposes at June 30, 2011. In the event our Senior Subordinated Notes are classified as a current obligation and we are unable to demonstrate our ability to refinance such amounts by the time of the filing of our Annual Report on Form 10-K for the year ending December 31, 2011, it would have a material adverse effect on our consolidated financial position and would raise substantial doubt as to our ability to continue as a going concern.

Compliance with Debt Covenants

        The Credit Facility, as discussed in Note 7, contains customary affirmative and negative covenants that include the requirement that we satisfy, on a consolidated basis, specified quarterly financial tests. The Company remains in compliance with the covenants as of December 31, 2010. Failure to meet these financial tests could result in a demand for the acceleration of repayment of amounts outstanding under the Credit Facility, if any, and could have a material adverse effect on our consolidated financial position.

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

        In July 2010, table gaming operations commenced in Pennsylvania. While Presque Isle Downs has benefited from this with their commencement of table games on July 8, 2010, the introduction of table games in Pennsylvania has increased competition at Mountaineer Casino.

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

        Even if gaming is permitted at Scioto Downs following the resolution of Ohio's ability to move forward with a plan to permit slot machines at the racetracks, the passage of the referendum permitting casino gaming in Ohio may materially and adversely affect our ability to obtain financing to pay the license fees and otherwise make necessary investments at Scioto Downs to permit gaming and comply with the conditions to licensing. Additionally, tax rates on the revenue from such casinos could be substantially lower than the tax rates that may be imposed on video lottery at the racetracks, resulting in a competitive advantage for the casinos. Such new competition may have a material adverse effect on our business, financial condition and results of operations. We intend to lobby for lower licensing fees and comparable tax rates in light of the anticipated competition from casinos authorized by the November 3, 2009 referendum, but we cannot assure you that we will be successful. We believe that approval of slot or video lottery gaming at Ohio racetracks will positively impact our business prospects and financial condition because we expect that slot or video lottery gaming at Scioto Downs will, if approved, increase our revenues and operating margins at that property. If slot or video lottery gaming are permitted at Ohio racetracks, we expect to expand and construct a slot machine casino at Scioto Downs and purchase or lease the necessary video lottery terminals, which will require additional debt and equity financing that may not be available or on terms that are satisfactory to us, on terms acceptable to our senior secured lenders, or at all.

Environmental Regulations

        We are subject to various federal, state and local environmental laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as the management and disposal of solid, animal and hazardous wastes and exposure to hazardous materials. These laws and regulations, which are complex and subject to change, include United States Environmental Protection Agency and state laws and regulations that address the impacts of manure and wastewater generated by Concentrated Animal Feeding Operations ("CAFO") on water quality, including, but not limited to, storm water discharges. CAFO regulations include permit requirements and water quality discharge standards. Enforcement of CAFO regulations has been receiving increased governmental attention. Compliance with these and other environmental laws can, in some circumstances, require significant capital expenditures. For example, we may incur future costs under existing and new laws and regulations pertaining to storm water and wastewater management at our

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RISKS AND UNCERTAINTIES (UNAUDITED) (Continued)

racetracks. Moreover, violations can result in significant penalties and, in some instances, interruption or cessation of operations.

4. ACQUISITIONS AND DISPOSITIONS OF PROPERTY

Jackson Trotting Association, LLC (d/b/a Jackson Harness Raceway)

        On December 6, 2005, our wholly-owned subsidiary, Jackson Racing, Inc., acquired a 90% interest in Jackson Trotting Association, LLC, which operated Jackson Harness Raceway in Jackson, Michigan, and offered harness racing, pari-mutuel and simulcast wagering and casual dining. On December 4, 2008, Jackson Trotting ceased the racing and simulcast wagering operations at Jackson Harness Raceway and surrendered its racing license to the Michigan Racing Commission.

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

        During 2008, we performed an evaluation to determine whether the assets of Jackson Trotting were impaired. Jackson Trotting had generated operating losses since acquisition, projected further operating losses and substantially exhausted its operating funds, including funds provided by the Company. Furthermore, under the terms of our credit agreement in existence at that time, we did not have the ability to provide further financial support to Jackson Trotting. Jackson Trotting's assets consisted primarily of a $2.6 million intangible asset that represented the assigned value of the racing licenses held by Jackson Trotting. The value assigned to the racing licenses considered that the racing licenses permit Jackson Trotting to conduct live racing and simulcasting operations, and if legislative proposals in Michigan were passed, would permit Jackson Trotting to operate electronic gaming devices.

        Based upon the projected operating losses, our inability to provide further funding to Jackson Trotting and an assessment of the potential for legislation permitting gaming operations at the racetracks in Michigan, we concluded that the Jackson Trotting intangible asset was impaired and, accordingly, recorded an impairment loss of $2.6 million ($2.1 million net of tax) during 2008.

        The assets and liabilities of Jackson Racing, Inc. and Jackson Trotting have been reflected as assets and liabilities of discontinued operations in our accompanying consolidated balance sheets as of December 31, 2010 and 2009, and the operating results and cash flows have been reflected as discontinued operations for each of the three years in the period ended December 31, 2010.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DISPOSITIONS OF PROPERTY (Continued)

        Summary operating results for the discontinued operations for the years ended December 31 were as follows:

	2010	2009	2008
	(in thousands)
Net revenues	$—	$—	$2,737
Loss from discontinued operations before income taxes and non-controlling interest	(11)	(22)	(4,000)
Loss from discontinued operations, net of non-controlling interest and income taxes	(7)	(24)	(2,526)

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

        The racetrack was constructed with financing provided by Black Diamond Commercial Finance, LLC as agent (collectively "Black Diamond"), without recourse to us except for a $1.0 million guarantee that we provided in July 2008. The guarantee continued until the earlier of July 1, 2010 or prepayment of the Black Diamond credit agreement. Additionally, our equity in North Metro was pledged to Black Diamond as collateral for the construction loan. Since inception, we made aggregate capital contributions in North Metro of approximately $13.0 million (exclusive of legal and other fees).

        On October 19, 2008, Southwest Casino Corporation sold its 50% membership interest in North Metro to Black Diamond for (i) $1.00; (ii) relief from a $1.0 million guarantee by Southwest of North Metro's obligations; (iii) a right to repurchase the membership interest; and (iv) certain other considerations. Black Diamond requested that we make additional investments in North Metro; however under the terms of our credit agreement in existence at that time, we did not have the ability to provide further financial support to North Metro. Since acquiring 50% of the venture, Black Diamond hired a management company to run the day-to-day operations.

        Based upon the default under the Black Diamond credit agreement, Black Diamond's transaction with Southwest and our inability to provide further funding to North Metro, we determined that there was substantial doubt as to whether we could recover our investment in North Metro. Accordingly, during the year ended December 31, 2008 we recorded impairment losses of $8.7 million (for which a tax benefit could not be recognized at that time).

        On April 3, 2009, we received notification that Black Diamond was pursuing legal action seeking (i) enforcement of our payment of the $1.0 million guarantee of North Metro's indebtedness and certain additional costs, and (ii) foreclosure of our subsidiary's pledged equity interest in North Metro. Pursuant to a settlement agreement with Black Diamond executed on May 27, 2009, we relinquished our interest in North Metro (the value of which we had already written down to $0) and paid

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DISPOSITIONS OF PROPERTY (Continued)

$1.0 million to satisfy our obligations under the guarantee, which is included within income (loss) from discontinued operations in our accompanying consolidated statements of operations for the year ended December 31, 2009. Concurrently, MTR Gaming Group, Inc. entered into a Signal and Consulting Agreement with North Metro pursuant to which North Metro paid us $250,000 to provide consulting services with respect to its racing operations for a term of three years. On June 3, 2009, Black Diamond terminated the litigation with prejudice and we and Black Diamond executed mutual releases.

        During the year ended December 31, 2010, we recorded no equity income or losses in North Metro. During the years ended December 31, 2009 and 2008, we recorded equity losses in North Metro of $1.0 million and $2.5 million, respectively. These losses are included within income (loss) from discontinued operations in our accompanying consolidated statements of operations, as noted below. The assets and liabilities of MTR-Harness, Inc. have been reflected as assets and liabilities of discontinued operations in our accompanying consolidated balance sheets as of December 31, 2010 and 2009, and the operating results and cash flows have been reflected as discontinued operations for each of the three years in the period ended December 31, 2010.

        Summary operating results for the discontinued operations for each of the three years ended December 31 were as follows:

	2010	2009	2008
	(in thousands)
Net revenues	$—	$—	$—
Loss from discontinued operations before income taxes and non-controlling interest	(8)	(1,294)	(12,383)
(Loss) income from discontinued operations, net of non-controlling interest and income taxes	(5)	2,038	(10,892)

        During the year ended December 31, 2009, MTR-Harness, Inc. recorded an income tax benefit of approximately $2.9 million related to the realization of deferred tax assets associated with the impairment losses of $8.7 million that were recorded in 2008. See Note 12 for additional discussion.

Binion's Gambling Hall & Hotel

        On March 7, 2008, we sold 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owned and operated Binion's Gambling Hall & Hotel located in Las Vegas, Nevada, and Speakeasy Fremont Experience Operating Company in accordance with the terms of a Stock Purchase Agreement dated June 26, 2007 (as subsequently amended), executed between the Company and TLC Casino Enterprises, Inc. ("TLC"). The transaction was subject to certain purchase price adjustments. Net cash to the Company at closing was approximately $28.0 million. In January 2009, we settled the post-closing purchase price adjustment in the amount of approximately $1.5 million, which we deposited into an escrow account that was utilized to pay a portion of the land lease obligations guaranteed by the Company as discussed below. The balance of the escrow account was expended in July 2009.

        In connection with our original acquisition of Binion's on March 11, 2004, we provided limited guarantees on certain land leases that expired in March 2010 and totaled approximately $394,000 at December 31, 2009. TLC remained obligated to use its reasonable best efforts to assist us in obtaining releases of these guarantees, to pay the rent underlying the leases we guaranteed on a timely basis, and to indemnify us in the event we were required to pay the land lease obligations pursuant to the guarantees.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DISPOSITIONS OF PROPERTY (Continued)

        Since July 2009, TLC paid only a portion of total monthly rent with respect to one of the leases we guaranteed. Upon the demand of the landlord that we make monthly payments pursuant to our guarantee, we paid the amounts demanded (approximately $0.7 million in the aggregate through March 2010), thus curing the events of default. We demanded reimbursement from TLC, and commenced legal action for indemnification pursuant to the Stock Purchase Agreement. On October 27, 2009, we reached a settlement with TLC whereby TLC agreed to confess judgment as to amounts we paid and amounts that may be paid by us through the expiration of the guarantees, certain legal fees and interest at the rate of 10% on amounts actually paid by us with respect to the rental payments. We agreed to forbear from enforcing the judgment for two years, provided however that the forbearance will terminate under certain conditions, including if TLC fails to timely make any of the agreed payments or there is a change in control of TLC. During the forbearance period, TLC is also obligated to make payments in partial satisfaction of the judgment in the event TLC raises any capital through debt or equity. Through December 31, 2010, TLC has reimbursed us $25,000 for legal fees that we had incurred in connection with our collection efforts.

        Also in connection with our original acquisition of Binion's, we obtained title to the property and equipment subject to an increase in purchase price by $5.0 million if, at the termination of a Joint Operating License Agreement with HHLV Management Company, LLC, an affiliate of Harrah's Entertainment, Inc., certain operational milestones were achieved. Harrah's claimed it had met the milestones, however we disputed such claim. On June 11, 2009, we settled this dispute by finalizing the previous agreement in principle and paid HHLV Management Company approximately $0.7 million, which represented $1.75 million of purchase price adjustment less approximately $1.1 million for other amounts HHLV Management Company owed us. This settlement resulted in an adjustment to previously recorded amounts and a charge to discontinued operations of approximately $0.4 million, which is included within income (loss) from discontinued operations in our accompanying consolidated statements of operations for the year ended December 31, 2009.

        Binion's operating results and cash flows have been reflected as discontinued operations for each of the three years in the period ended December 31, 2010. Upon completion of the sale on March 7, 2008, and resolution of the purchase price adjustment, we incurred a loss on disposal of $0.9 million.

        Summary operating results for the discontinued operations of Binion's for each of the three years ended December 31 are as follows:

	2010	2009	2008
	(in thousands)
Net revenues	$—	$—	$9,857
Loss from discontinued operations before income taxes	(272)	(1,172)	(2,436)
Loss from discontinued operations, net of income taxes	(177)	(882)	(1,507)

Ramada Inn and Speedway Casino

        On June 3, 2008, our wholly-owned subsidiary, Speakeasy Gaming of Las Vegas, Inc., sold the gaming assets of the Ramada Inn and Speedway Casino, located in North Las Vegas, Nevada to Lucky Lucy D, LLC ("Lucky Lucy") in accordance with the terms of an Asset Purchase and Sale Agreement dated January 11, 2008. Pursuant to the terms of the agreement, Lucky Lucy paid $2.0 million in cash for the gaming assets and is obligated to pay an additional amount of up to $4.775 million subject to an

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DISPOSITIONS OF PROPERTY (Continued)

earn-out provision based on the property's gross revenues over the four-year period that commenced January 11, 2008. In July 2009, Speakeasy Gaming of Las Vegas, Inc. assigned to the Company its right to any payment under the earn-out provision. Although it is unlikely, any proceeds that may be received will be recorded as the amounts are realized. This sale was the second part of the transaction, the first part of which involved the sale of Speedway's real property to Ganaste LLC on January 11, 2008. A shareholder of Ganaste LLC is the sole owner of Lucky Lucy. Ganaste paid $11.4 million in cash for the real property. On January 11, 2008, we recorded a gain on the sale of the real property in the amount of $2.8 million, and on June 3, 2008, we recorded a gain on the sale of the gaming assets in the amount of $1.2 million.

        Speedway's operating results and cash flows have been reflected as discontinued operations for each of the three years in the period ended December 31, 2010.

        Summary operating results for the discontinued operations of Speedway for each of the three years ended December 31 are as follows:

	2010	2009	2008
	(in thousands)
Net revenues	$—	$—	$4,456
Income from discontinued operations before income taxes	57	43	2,461
Income from discontinued operations, net of income taxes	37	28	1,600

Other

        During 2009, we designated certain assets as non-operating real property and declared our intent to sell those assets. Throughout 2010, we sold various parcels of non-operating real property land holdings located in West Virginia and Pennsylvania for aggregate proceeds of approximately $1.4 million, after closing costs. These transactions, when aggregated, resulted in a net gain on sale of approximately $36,000. The carrying value of these properties were included in non-operating real properties in our accompanying consolidated balance sheet as of December 31, 2009.

        During the year ended December 31, 2010, we sold or disposed of various gaming and maintenance equipment. In the aggregate, the sales of such equipment produced net proceeds of $314,000 and resulted in a loss on sale or disposal of approximately $106,000.

        During the year ended December 31, 2009, we sold various parcels of non-operating real property land holdings located in West Virginia for $142,000, after closing costs, which resulted in a loss on sale of $143,000

        In February 2010, we agreed in principle to a listing agreement with a commercial real estate broker to actively market our non-operating real properties. However, although it is our intent to enter into a listing agreement, the agreement has not been finalized. Based upon the determination in 2009 of our intent to sell the properties and changes in market conditions, we performed an evaluation to determine that the properties were carried at the lower of carrying value or fair value, as determined by an independent appraisal, less cost to sell. As a result, the carrying values were adjusted, recognizing an impairment loss in the aggregate amount of $10.4 million during the year ended December 31, 2009. Other than the sales completed in early 2010 as discussed above, the remaining properties do not meet the classification criteria established in ASC 360 and as such are not classified as held for sale at

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DISPOSITIONS OF PROPERTY (Continued)

December 31, 2010 and December 31, 2009. These properties are included in non-operating real properties in our accompanying consolidated balance sheets at December 31, 2010 and December 31, 2009.

        As discussed in Note 8, in connection with an amendment to and expiration of the employment agreement with Edson R. Arneault, our former Chairman, President and Chief Executive Officer, on October 31, 2008, Mr. Arneault received as part of the consideration in lieu of any and all payments that would otherwise become due and payable to him under the employment contract, the corporate residence and associated real property and furnishings. Although the conveyance of such property did not take place until May 1, 2009, we recorded a loss on disposal of $2.1 million at the time of the expiration of the employment contract in 2008.

        As discussed in Note 8, Presque Isle Downs recorded a $1.5 million loss in December 2008 on the disposal of certain equipment components of its surveillance system that were defective and malfunctioning.

        In October 2008, we received proceeds of $1.8 million related to the sale of our corporate airplane, which resulted in a gain of $0.7 million.

5. PROPERTY AND EQUIPMENT AND NON-OPERATING REAL PROPERTY

        Property and equipment consisted of the following at December 31:

	2010	2009
	(in thousands)
Land	$67,864	$67,864
Building and improvements	267,665	262,523
Equipment	156,064	155,805
Furniture and fixtures	20,516	20,188
Construction in progress	323	1,941

	512,432	508,321
Less accumulated depreciation	(197,948)	(175,970)

	$314,484	$332,351

        Depreciation expense charged to operations related to property and equipment and non-operating real property that do not meet the classification criteria established in ASC 360 to be classified as held for sale during each of the three years ended December 31 was as follows: 2010—$28.7 million; 2009—$29.3 million; and 2008—$29.8 million.

        Non-operating real properties consist principally of land and undeveloped properties. As discussed in Note 4, it is our intent to sell these properties.

        During 2010 the West Virginia Racing Commission has provided reimbursement for capital expenditures aggregating $5.2 million, including $1.2 million related to capital expenditures that were incurred in prior years. These amounts have been applied against the applicable acquisition costs which resulted in corresponding adjustments to depreciation expense. These reimbursements are reflected within investing activities in our accompanying consolidated statements of cash flows. Such adjustments did not have a material impact on our consolidated financial statements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. PROPERTY AND EQUIPMENT AND NON-OPERATING REAL PROPERTY (Continued)

        We commenced table gaming operations at Presque Isle Downs on July 8, 2010. Expenditures for the table games expansion at Presque Isle Downs totaled approximately $22.1 million (which is net of a $3.5 million deposit returned to the Company by the Commonwealth of Pennsylvania) including capital expenditures of $7.7 million, $16.5 million for the licensing fee and $1.4 million in project-opening costs.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

        The gross carrying value, accumulated amortization and net book value of each major component of our goodwill and other intangible assets at December 31 was as follows:

	2010			2009
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill	$494	$—	$494	$494	$—	$494
Licensing costs	85,529	—	85,529	69,021	—	69,021

	$86,023	$—	$86,023	$69,515	$—	$69,515

        As discussed in Note 2, in accordance with the requirements of ASC 350, we performed the annual impairment tests of our goodwill and other intangible assets as of December 31, 2010 and 2009. For the year ended December 31, 2009, as a result of the impact of anticipated increased competition, we recorded an impairment loss of $1.5 million that fully impaired the goodwill for Mountaineer. For the year ended December 31, 2010, we determined that there was no impairment of goodwill or intangible assets based upon the results of the impairment evaluations.

        In conjunction with the commencement of table gaming operations commenced at Presque Isle Downs during 2010, we were required to pay a licensing fee of $16.5 million. The licensing fee is included in other intangibles in our accompanying consolidated balance sheet as of December 31, 2010, and was included in our annual impairment test as of December 31, 2010. Our analysis indicated that the intangible asset was not impaired as of December 31, 2010.

        On November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Columbus will increase competition at Scioto Downs. We intend to be proactive in our efforts to mitigate the effects of such competition, including continuing our efforts to introduce gaming at Scioto Downs. In light of these developments, we have considered the potential for future gaming at Scioto Downs and the impact on the carrying value of the $13.2 million intangible asset associated with the fair value of the racing licenses held by Scioto Downs. Such value reflected that the racing licenses would permit Scioto Downs to operate gaming if such legislation were passed. In this regard, we performed an update of the fair value analysis of the intangible asset at Scioto Downs as of December 31, 2009. The valuation, which utilized discounted cash flows, demonstrated that the fair value exceeded the carrying value of the intangible asset and that no impairment was indicated. The significant factors utilized in the valuation included comparable market data, historical operating performance trends of the Company and the assumptions of market participants regarding time-weighted probabilities of legislative action related to the operations of slot machines.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        On July 13, 2009, the former Governor of Ohio signed an executive order directing the Ohio Lottery to take action to implement, and the Ohio legislature approved a budget bill which included language to enable, video lottery terminals ("VLTs") at Ohio's seven commercial horse tracks, including Scioto Downs. However, despite the efforts by the former Governor, the legislature and the Ohio Lottery Commission, legal and other challenges prohibited Ohio from moving forward with permitting slot gaming or video lottery terminals at the racetracks prior to the November 2010 election. On November 2, 2010, voters in Ohio elected a new Governor and a significant number of new members to the legislature. Although there have not been any developments in finalizing the regulations by the newly elected Governor of Ohio or its legislature, we believe that the implementation of slot gaming or VLTs at racetracks in Ohio will move forward. Several key legislators have indicated their support for gaming activities at racetracks and the new Governor of Ohio has indicated that he is considering implementation of slots at the racetracks, although he has also indicated that he would like to evaluate such gaming activities as part of a comprehensive analysis of gambling in Ohio. In February 2011, the State of Ohio issued a Request for Proposal for assistance in helping the State maximize revenue from expanded gaming operations, particularly casinos and VLT operations. We believe that implementing slots or VLTs at the racetracks will move forward although there can be no assurance that it will move forward or, if it does, when or on what terms such gaming activities will be conducted.

        There have been no significant negative developments that would indicate that the valuation and related assumptions would not continue to indicate values that would at lease support the carrying value of the intangible assets as of December 31, 2010. As such, there is no impairment of the intangible asset at Scioto Downs as of December 31, 2010.

        In connection with the sales of Binion's and Speedway during 2008, we surrendered our gaming license in Nevada. Accordingly, unamortized Nevada licensing costs of $426,000 were written off. In addition, during the year ended December 31, 2008, we reduced the carrying value of the goodwill associated with an off-track wagering facility that we purchased in 2007. The reduction resulted from the receipt of $160,000 in 2008 associated with the resolution of a dispute.

        There was no amortization expense related to goodwill or other intangible assets for any of the three years ended in the period ended December 31, 2010.

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

        Long-term debt and capital lease obligations at December 31 are summarized as follows:

	2010	2009
	(in thousands)
Senior Secured Notes (net of unamortized discount of $8,856 and $11,356, respectively)	$251,144	$248,644
Senior Subordinated Notes	125,000	125,000
Equipment financing (net of unamortized discount of $37 and $79, respectively)	959	1,138
Promissory notes and other long-term debt (net of unamortized premium of $94 and $107, respectively)	982	5,187
Capital lease obligations	—	2,534

	378,085	382,503
Less current portion	(1,255)	(6,618)

Long-term portion	$376,830	$375,885

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

Senior Secured Notes

        On August 12, 2009, we completed the offering of $250 million in aggregate principal amount of 12.625% Senior Secured Notes due July 15, 2014, at an issue price of 95.248% of the principal amount of the Senior Secured Notes. The net proceeds of the sale of the Senior Secured Notes, together with cash on hand, were utilized to (i) repurchase all of our outstanding $130 million 9.75% Senior Unsecured Notes that were due April 1, 2010; (ii) repay $100.2 million outstanding under our former senior secured revolving credit facility; and (iii) pay consent fees in connection with the solicitation of consents to certain amendments to the indenture governing the Senior Subordinated Notes.

        As a result of the repurchase of the Senior Unsecured Notes, we incurred a pre-tax loss on the refinancing of approximately $1.3 million, which is reflected in our accompanying consolidated statements of operations as a component of the loss on debt modification and extinguishment for the year ended December 31, 2009.

        On October 13, 2009, we completed an additional offering of $10 million in aggregate principal amount of 12.625% Senior Secured Notes due July 15, 2014, at an issue price of 96.000% of the principal amount of the Senior Secured Notes. The additional notes form a part of the same series as our previously issued and outstanding Senior Secured Notes and on an aggregate basis represent the $260 million 12.625% Senior Secured Notes. The net proceeds of this offering were used for general corporate purposes.

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

        MTR Gaming Group, Inc. (parent company) has no independent operations or assets, the guarantees by the guarantor subsidiaries are full and unconditional and joint and several, and any subsidiaries of the parent company's continuing operations other than the subsidiary guarantors are minor. Accordingly, condensed consolidating financial information reflecting the parent company, combined subsidiary guarantors and combined other subsidiaries have not been included. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

Senior Subordinated Notes

        On May 25, 2006, we consummated the private placement of $125 million in aggregate principal amount of 9% Senior Subordinated Notes, which we subsequently exchanged for registered notes. The net proceeds after fees and expenses were $123.2 million, of which $38.6 million was used to repay all outstanding borrowings, including accrued interest, under our former Fourth Amended and Restated Credit Agreement.

        Our Senior Subordinated Notes mature in their entirety on June 1, 2012. At any time on or after June 1, 2009, we may redeem all or a portion of the notes at a premium that will decrease over time (104.5% to 100%) as set forth in the agreement, plus accrued and unpaid interest.

        Commencing in the second quarter of 2008 and until the Senior Subordinated Notes are no longer outstanding, we are required to pay consent fees of $5.00 per $1,000 of principal to the holders of our Senior Subordinated Notes if we do not satisfy certain quarterly financial ratios. We have not met these ratios and therefore recorded additional expense of $2,500,000 during each of the years ended December 31, 2010 and 2009, and $1,875,000 for the year ended December 31, 2008.

Credit Agreement

        During 2008, we entered into the Second through the Fourth Amendments to our former Fifth Amended and Restated Credit Agreement. The Amendments, among other things (i) provided for a decrease of the aggregate commitment from $155.0 million to $110.0 million; (ii) eliminated the LIBOR loan option and established the interest rate at prime plus 2.25%; (iii) restricted the amount of additional borrowings unless certain pro forma leverage ratios were achieved; (iv) revised the maturity date from September 27, 2011 to March 31, 2010 provided the Senior Unsecured Notes were fully refinanced by January 2, 2010; and (v) modified certain covenants and related definitions. Additionally, during each quarter of 2009 through January 1, 2010, the margin with respect to the applicable interest rate increased by 1/2% from 2.75% to 4.75%, respectively, on the total amount outstanding under our former credit facility. In connection with the Second Amendment we were required to pay fees of $2.8 million, exclusive of legal fees and other costs.

        As a result of the Second and Fourth Amendments to our former credit agreement and the reduction in borrowing capacity, we were required to proportionately reduce the amount of existing deferred financing costs. Consequently, we recorded write-offs of deferred financing costs of approximately $3.8 million during 2008. This amount is reflected in our accompanying consolidated statements of operations as a loss on debt modification during the year ended December 31, 2008.

        On July 24, 2009, we executed the Limited Consent and Fifth Amendment to our former Fifth Amended and Restated Credit Agreement (the "Fifth Amendment"), dated as of July 15, 2009. The Fifth Amendment became effective, and its provisions were implemented, upon the completion of our refinancing of the Senior Unsecured Notes and voluntary prepayment of all amounts outstanding under our former senior secured revolving credit facility ($100.2 million at August 12, 2009). The Fifth Amendment amended the former credit agreement and provided for $20.0 million of revolving borrowing capacity (the "Amended and Restated Credit Facility"). The maturity date of the Amended and Restated Credit Facility was March 31, 2010. Borrowings under the Amended and Restated Credit Facility bore interest at a margin of 5.0% above the base rate (i.e. prime), or 6.0% above the LIBOR rate, subject to specified floors on LIBOR and the base rate, as provided by the Amended and

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

Restated Credit Facility. A Sixth Amendment, also executed in August 2009, related to assignment of the loan among the Company's secured creditors in certain circumstances.

        On October 13, 2009, we executed the Seventh Amendment to our former Fifth Amended and Restated Credit Agreement (the "Seventh Amendment"). The Seventh Amendment permitted the sale of the $10 million of additional Senior Secured Notes and reduced the borrowing capacity from $20 million to $10 million, subject to the mandatory commitment reduction of $5.5 million in December 2009.

        As a result of the Fifth and Seventh Amendments to our former credit agreement and the reduction in borrowing capacity, we were required to proportionately reduce the amount of existing deferred financing costs. Consequently, we recorded a write-off of deferred financing costs of approximately $1.8 million during 2009. This amount is reflected in our accompanying consolidated statements of operations as a component of the loss on debt modification and extinguishment during the year ended December 31, 2009.

        The Amended and Restated Credit Facility included certain financial and other covenants set forth therein. We maintained compliance with these covenants as of December 31, 2009.

        During the fourth quarter of 2009, we borrowed $13.1 million under the former credit agreement and subsequently repaid such amounts prior to the end of 2009. At December 31, 2009, there were no borrowings outstanding under the Amended and Restated Credit Facility except for letters of credit for approximately $0.6 million.

        On March 18, 2010, the Company and Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Company) and Aladdin Credit Advisors, L.P., as administrative agent, entered into a Credit Agreement (the "Credit Agreement") which provides for a $20.0 million senior secured delayed-draw term loan credit facility (the "Credit Facility"), $10.0 million of which was drawn by the Company and subsequently repaid in September 2010. The Credit Agreement and related Credit Facility replaced our former Amended and Restated Credit Facility, which was undrawn, except for letters of credit aggregating $0.4 million, and would have matured on March 31, 2010. In connection with the termination of our former Amended and Restated Credit Facility, the outstanding letters of credit remained outstanding but were cash collateralized. The remaining cash collateralized letters of credit amounting to $0.2 million are included in restricted cash in our accompanying consolidated balance sheet as of December 31, 2010. Financing costs of approximately $1.7 million were incurred in connection with the execution of the Credit Agreement.

        The Credit Facility matures on the third year anniversary of the closing date. The purpose of the Credit Facility is to finance (i) ongoing working capital and general corporate needs of the Company and its subsidiaries and (ii) capital expenditures. Security for the Credit Facility includes substantially all of the real, personal and mixed property owned by the Company and its subsidiaries that are party to the Credit Agreement, including the capital stock of Mountaineer Park, Inc. and Scioto Downs, Inc., other than assets that may not be pledged pursuant to applicable gaming laws. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus 7.00% per annum (with a LIBOR floor of 2.50% per annum) or based on the prime rate plus 6.00% per annum (with a prime rate floor of 3.50% per annum). The Credit Agreement contains customary covenants limiting, among other things, our ability and the ability of our subsidiaries (other than our unrestricted subsidiaries as defined) to pay dividends, redeem stock or make other distributions or restricted payments; incur additional

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

indebtedness or issue preferred shares; make certain investments; create liens; consolidate or merge; sell or otherwise transfer or dispose of assets; enter into sale-leaseback transactions; enter into transactions with affiliates of the Company; use the proceeds of permitted sales of our assets; and change our line of business. These covenants are subject to a number of exceptions and qualifications as set forth in the Credit Agreement.

        We are also required to maintain a maximum leverage ratio ranging from 7.00:1.00 to 4.50:1.00 per quarter, a minimum interest coverage ratio ranging from 1.10:1.00 to 1.50:1.00 per quarter and a minimum consolidated EBITDA covenant ranging from $54.0 million to $65.0 million per annum. In addition, we are restricted from making capital expenditures in excess of (i) $32.0 million in 2010; (ii) $23.0 million in 2011 and 2012; and (iii) $5.6 million in the first quarter of 2013, plus 50% of the amount not previously expended in the immediately prior year. The Company remains in compliance with the covenants as of December 31, 2010.

        A payment default or an acceleration of indebtedness in excess of $10 million would give rise to an event of default under the indentures governing the Senior Secured Notes and the Senior Subordinated Notes which would entitle the holders of the notes to exercise the remedies provided in the indentures, subject to the restrictions set forth in the inter-creditor agreement between the Company, note holders and lenders participating in the Credit Facility.

        Obligations under the Credit Facility are guaranteed by each of our operating subsidiaries. Borrowings under the Credit Facility and the subsidiary guarantees are secured by substantially all of our assets and the assets of the subsidiary guarantors. Future subsidiaries will be required to enter into similar pledge agreements and guarantees.

        On September 24, 2010, we repaid the total amount of the $10.0 million outstanding under the Credit Facility. In connection with the repayment, we executed Amendment No. 1 to the Credit Agreement (the "Amendment") to permit the re-borrowing of the $10.0 million that was repaid. In conjunction with the repayment and Amendment, we were required to pay a $100,000 prepayment fee and a $300,000 amendment fee. The cost of the amendment fee is included in deferred financing costs in our accompanying consolidated balance sheet at December 31, 2010, less accumulated amortization.

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

        Currently, our borrowing capacity under the Credit Facility is limited to a total of $20 million, and the Credit Facility matures on March 18, 2013. The term loan commitment under the Credit Agreement was eliminated in the Amendment. Mandatory commitment or prepayment reductions shall result from net asset sale proceeds (as defined) and insurance/condemnation proceeds to the extent either such proceeds amounts are not reinvested in the business; proceeds from the issuance of equity securities other than capital stock issued pursuant to employee stock or stock option compensation plans or proceeds which shall be utilized in connection with the construction of a future gaming facility at Scioto Downs; issuance of debt other than permitted indebtedness; and 50% of consolidated excess cash flow (as defined) provided that such prepayment would not cause the aggregate amount of our cash and cash equivalents to be less than $25.0 million. Permitted indebtedness under the Credit

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

Agreement includes furniture and equipment financing provided that the aggregate principal amounts of such indebtedness outstanding at any time shall not exceed $15.0 million; other unsecured indebtedness at any time not to exceed $5.0 million; and other indebtedness to finance the acquisition, development or construction of any future gaming property provided that (i) such indebtedness shall be unsecured and subordinated to the Credit Facility, (ii) no part of the principal or interest of such indebtedness is required to be paid prior to six months after the maturity date of the Credit Facility and (iii) upon the incurrence of such indebtedness and after giving pro forma effect thereto there shall be no default or event of default and that we shall be in pro forma compliance with the financial covenants.

        The indentures governing the Senior Secured Notes and Senior Subordinated Notes permit equipment financing for existing gaming facilities outstanding at any one time of up to the greater of $20 million or 4.5% of consolidated tangible assets (as defined) of the Company. The indentures also permit (i) financing under credit agreements of up to $20 million and (ii) equipment financing for gaming equipment to be installed in future gaming facilities or for additional gaming operations as a result of the approval of additional permitted gaming activities by applicable gaming authorities. However, additional borrowings, including amounts permitted under the indentures, are limited by the terms of the Credit Agreement (as discussed above). In order to borrow amounts in excess of the debt permitted to be incurred under the indentures governing the Senior Secured Notes and Senior Subordinated Notes and our Credit Agreement, we must either satisfy the debt incurrence tests provided by the indentures, obtain the prior consents of the holders of at least a majority in aggregate principal amount of those notes and the consent of the lenders under our Credit Agreement, or obtain a sufficient amount of financing to refinance the Senior Secured Notes, the Senior Subordinated Notes and indebtedness outstanding under our Credit Facility, if any. While the indentures for the Senior Secured Notes and the Senior Subordinated Notes will allow us to incur indebtedness to fund development of future gaming operations, like slot gaming at Scioto Downs, the indentures governing those notes require us to obtain equity financing in the amount of 40% and 50%, respectively, of the total financed costs in excess of the permitted indebtedness.

Other Debt Financing Arrangements

        In April 1999, Scioto Downs, Inc. entered into a term loan agreement that provides for monthly payments of principal and interest of $30,025 through September 2013. The effective interest rate is 6.25% per annum. The term loan is collateralized by a first mortgage on Scioto Downs' real property facilities, as well as other personal property, and an assignment of the rents from lease arrangements. At December 31, 2010 and 2009, there was $1.0 million and $1.3 million, respectively, outstanding under the term loan. The term loan agreement contains an acceleration clause whereby the lender has the right to declare the loan immediately due and payable if, in the lender's judgment, an event has occurred which is likely to have a material adverse effect on the Company.

        Throughout 2007 and 2008, both Presque Isle Downs and Mountaineer Casino executed various promissory notes and capital lease arrangements to finance the purchase of equipment including slot machines and surveillance equipment. During 2010, the promissory notes and capital lease arrangements were paid in full.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

        During 2010 and 2009, the Company purchased slot machines pursuant to purchase arrangements whereby the machine suppliers provided payment terms of two years with no interest. During 2010, Mountaineer and Presque Isle Downs purchased an aggregate of 50 machines under these arrangements, with monthly payments ranging from $9,700 to $20,600. During 2009, Mountaineer and Presque Isle Downs purchased an aggregate of 62 machines under these arrangements, with monthly payments ranging from $5,100 to 25,400. As of December 31, 2010 and 2009, the aggregate amounts outstanding under these arrangements approximated $1.0 million and $1.2 million, respectively. These amounts are net of imputed interest at 6.75%, or an aggregate discount of approximately $37,000 and $79,000 at December 31, 2010 and 2009, respectively.

        Property, plant and equipment at December 31 included the following for capitalized leases:

	2010	2009
	(in thousands)
Equipment	$—	$5,963
Less allowance for depreciation	—	(2,688)

	$—	$3,275

Annual Commitments

        Scheduled principal payments under all long-term debt agreements at December 31, 2010 were as follows:

Long-Term Debt
(in thousands)
2011	$1,255
2012	125,367
2013	262
2014	260,000
2015	—
Thereafter	—

Total long-term debt payments	386,884
Less amount representing discount and premium, net	(8,799)

378,085
Less current maturities	(1,255)

Long-term maturities	$376,830

8. COMMITMENTS AND CONTINGENCIES

Bond Requirements

        Mountaineer is required to maintain bonds in the aggregate amount of $1.2 million for the benefit of the West Virginia Lottery Commission through June 30, 2011, and Presque Isle Downs is required to maintain a slot machine payment bond for the benefit of the Commonwealth of Pennsylvania in the amount of $1.0 million. In addition, Presque Isle Downs is also required to maintain bonds in the

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

amounts of $544,000 and $500,000 for the benefit of Summit Township, Pennsylvania and the United States, respectively, for environmental matters. The bonding requirements have been satisfied via the issuance of a surety bonds.

Operating and Land Leases

        We lease equipment, including some of our slot machines, timing and photo finish equipment, videotape and closed circuit television equipment, and certain pari-mutuel equipment under operating leases. During each of the three years ended December 31, total rental expense under these leases was as follows: 2010—$1.6 million; 2009—$0.9 million; and 2008—$0.9 million.

        As discussed in Note 4, in connection with our original acquisition of Binion's on March 11, 2004, we provided limited guarantees on certain land leases that totaled approximately $394,000 at December 31, 2009 and expired in 2010. TLC Casino Enterprises, Inc., who acquired Binion's from us on March 7, 2008, remained obligated to use its reasonable best efforts to assist us in obtaining releases of these guarantees, to pay the rent underlying the leases we guaranty on a timely basis, and to indemnify us in the event we were required to pay the land lease obligations pursuant to the guarantees.

Future Minimum Lease Payments

        Future annual minimum payments under all material operating leases at December 31, 2010 were as follows:

Operating Leases
(in thousands)
2011	$1,381
2012	1,050
2013	203
2014	124
2015	—
Thereafter	—

Litigation

        On May 5, 2006, HHLV Management Company, LLC, an affiliate of Harrah's Entertainment, Inc., served a complaint for breach of contract against Speakeasy Gaming of Fremont, Inc. (and MTR Gaming Group, Inc. as guarantor of the obligations of Speakeasy Gaming of Fremont, Inc.). The complaint alleged that HHLV was entitled to an additional $5 million of purchase price pursuant to the Purchase Agreement by which Speakeasy Gaming of Fremont acquired Binion's Gambling Hall & Hotel. The Company and Speakeasy Gaming of Fremont, Inc. answered the complaint, generally denying liability and filed counterclaims. On June 11, 2009, we settled this dispute and paid HHLV Management Company approximately $0.7 million, which represented $1.75 million of purchase price adjustment less approximately $1.1 million for other amounts HHLV Management Company owed us.

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

        Effective March 1, 2010, the Company and named defendants and Mr. Arneault entered into a Settlement Agreement and Release (the "Settlement Agreement"), pursuant to which we agreed to and paid on March 2, 2010, an aggregate of $1.6 million to Mr. Arneault to, among other things, (a) terminate the obligations of the parties under a consulting agreement between the Company and Mr. Arneault, other than an agreement by Mr. Arneault not to compete with the Company by owning, operating, joining, controlling, participating in, or being connected as an officer, director, employee, partner, stockholder, consultant or otherwise with any gaming business within 100 miles of any facility owned or leased by the Company, and a non-solicitation agreement by Mr. Arneault, (b) satisfy in full any obligations that the Company may have had under a deferred compensation agreement with Mr. Arneault (in his capacity as our former Chairman, President and Chief Executive Officer), and (c) resolve, compromise and settle any and all claims related to the action filed by Mr. Arneault against the Company, its affiliates and other named parties. The settlement in the aggregate amount of $1.6 million was included as a component of other accrued liabilities in our accompanying consolidated balance sheet as of December 31, 2009. In addition, pursuant to the terms of the Settlement Agreement, Mr. Arneault disclaimed all rights in the life insurance policies, and the proceeds and cash surrender value of such policies, that were designed to fund any deferred compensation obligations owed by the Company to Mr. Arneault. In conjunction with the settlement, we surrendered the life insurance policies and in April 2010 we received the cash surrender value of such policies in the aggregate amount of approximately $1.8 million, which was included in deposits and other in our accompanying consolidated balance sheet as of December 31, 2009.

        During the year ended December 31, 2008, Presque Isle Downs was required to replace certain equipment components of the Presque Isle Downs surveillance system that were defective and malfunctioning at a cost of $1.9 million. This resulted in the write-off of approximately $1.5 million relating to the net book value of the equipment being replaced. We are pursuing legal action to recover the cost of replacing the equipment.

        We are also a party to various lawsuits, which have arisen in the normal course of our business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on our consolidated financial condition or results of operations.

Presque Isle Downs

        Upon commencement of slot operations at Presque Isle Downs, Presque Isle Downs was required to make deposits in the aggregate amount of $5.0 million to establish accounts with the Commonwealth of Pennsylvania. In January 2010, in connection with the table games legislation, the Commonwealth of Pennsylvania returned to the Company $3.5 million of the deposit to us. Accordingly, $3.5 million of the deposit was included in other current assets at December 31, 2009. Additionally on March 13, 2007, the Pennsylvania Gaming Control Board ("PGCB") advised Presque Isle Downs that it would receive a one-time assessment of $0.8 million required of each slot machine licensee after commencement of gaming operations. The assessment was paid and represented a prepayment toward the total borrowings of the PGCB, the Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the borrowers"), required to fund the costs they incurred as a result of gaming operations. Based upon correspondence we received from the Pennsylvania Department of Revenue and discussions with the PGCB that additional assessments would be likely, the total prepayment by Presque Isle Downs of

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

$0.8 million was recognized as a gaming assessment and charged to expense during the third quarter of 2010. The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of the total borrowings incurred by the borrowers as a result of gaming operations once the designated number of Pennsylvania's slot machine licensees is operational. For a portion of the borrowings, the repayment is to begin after the eleventh facility opens while repayment of the balance will commence after all fourteen licensees are operational. Until such time as the required slot machine licensees are operational, the proportional shares of repayment are calculated and the repayment periods are ascertained, we cannot determine the amount of such future obligation. It is anticipated that such repayment period will be between five and ten years.

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

Agreements with Horsemen and Pari-mutuel Clerks

        The Federal Interstate Horse Racing Act and the state racing laws in West Virginia, Ohio and Pennsylvania require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a "proceeds agreement") with a representative of a majority of the horse owners and trainers and with a representative of a majority of the pari-mutuel clerks. In Pennsylvania, we must have an agreement

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

with the representative of the horse owners. We have the requisite agreements in place with the Mountaineer Horsemen until December 31, 2012. With respect to the Mountaineer pari-mutuel clerks, we have a labor agreement in force until November 30, 2011, and a proceeds agreement until April 14, 2011. We are required to have a proceeds agreement in effect on July 1 of each year with the horsemen and the pari-mutuel clerks as a condition to renewal of our video lottery license for such year. If the requisite proceeds agreement is not in place as of July 1 of a particular year, Mountaineer's application for renewal of its video lottery license could be denied, in which case Mountaineer would not be permitted to operate its slot machines. Additionally, the renewal of the video lottery license is a prerequisite to the renewal of the table games license. With respect to the Scioto horsemen, the agreement with the Horsemen's Benevolent & Protective Association is effective until November 29, 2012, and the agreement with the Ohio Harness Horsemen's Association provides for automatic annual renewals. Presque Isle Downs has the requisite agreement in place with the Pennsylvania Horsemen's Benevolent and Protective Association until March 31, 2013, with automatic two-year renewals unless either party provides written notice of termination at least ninety (90) days prior to the scheduled renewal date. With the exception of the Mountaineer and Presque Isle Downs horsemen's agreements and the agreement between Mountaineer and the pari-mutuel clerks' union described above, each of the agreements referred to in this paragraph may be terminated upon written notice by either party.

Officer Employment Agreements

        The Company has entered into employment agreements with its executive officers, other members of management and certain key employees. These agreements generally have two- to three-year terms and typically indicate a base salary and often contain provisions for participation in the Company's annual and long-term incentive plans. The executives and certain other members of management are also entitled to a severance payment if terminated without "cause" or upon voluntary termination of employment for "good reason" including following a "change of control" (as these terms are defined in the employment agreements).

        On September 28, 2010, the Company's former President and Chief Executive Officer and member of the Board of Directors tendered his resignation. Based on the provisions in his employment agreement, he was entitled to unpaid compensation of $0.1 million and bonus compensation of approximately $0.3 million, both of which were paid during the year ended December 31, 2010.

        On September 29, 2010, the Company's former Corporate Executive Vice President and Chief Financial Officer terminated his employment for good reason pursuant to the terms of his employment agreement. Based on the provisions in his employment agreement, he was entitled to severance of $1.0 million, of which $0.6 million will be paid in monthly installments over one year, and bonus compensation of $0.3 million. As of December 31, 2010, the amount of unpaid severance is approximately $0.5 million and is included in other accrued liabilities in our accompanying consolidated balance sheet as of December 31, 2010.

        As a result of these resignations, approximately 300,000 unvested RSUs were forfeited. Such forfeitures resulted in a reversal of $0.2 million of previously recognized stock compensation expense.

        In connection with the termination of an executive officer on January 21, 2011, 125,000 RSUs and cash award of $93,500 vested and became non-forfeitable upon his termination, pursuant to the Restricted Stock and Cash Award Agreement dated January 22, 2010.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. RETIREMENT PLANS

        In December 2008, we established the MTR Gaming Group, Inc. Retirement Plan (the "Retirement Plan"). At that time, the Mountaineer qualified defined contribution plan and the Scioto Downs'401(k) plan were merged into the Retirement Plan. Additionally, the Retirement Plan provides 401(k) participation to Presque Isle Downs' employees. Matching contributions by the Company for the years ended December 31, 2010 and 2009 were $94,000 and $87,000, respectively. There were no Company matching contributions during 2008. Also, prior to the merger into the Retirement Plan, Scioto Downs had a 401(k) savings plan that covered substantially all full-time employees. During the year ended December 31, 2008, Scioto Downs expensed matching contributions of $34,000.

        Mountaineer's qualified defined contribution plan covers substantially all of its employees and was merged as a component of the Retirement Plan as previously discussed. The Mountaineer plan was ratified retroactively on March 18, 1994 by West Virginia legislation. Contributions to the plan are based on 1/4% of the race track and simulcast wagering handles and approximately 1% of the net win from gaming operations until the racetrack reaches its Excess Net Terminal Income threshold, which for Mountaineer is approximately $160 million per year based on the state's June 30 fiscal year. Contributions to the plan during each of the three years ended December 31, were 2010—$2.0 million; 2009—$2.2 million and 2008—$1.7 million. Contributions during 2010 and 2009 were made to the Retirement Plan for the benefit of only the Mountaineer employees.

        Scioto Downs sponsors a noncontributory defined-benefit plan covering all full-time employees meeting certain age and service requirements. On May 31, 2001, the plan was amended to freeze eligibility, accrual of years of service and benefits. Scioto Downs' pension (expense) income during each of the three years ended December 31 was as follows: 2010—$(25,000); 2009—$(41,000); and 2008—$53,000. As of both December 31, 2010 and 2009, the fair value of the plan assets and benefit obligations were each approximately $1.1 million, resulting in a fully funded status. We did not make cash contributions to the Scioto Downs pension plan during any of the three years in the period ended December 31, 2010.

10. ADVERTISING COSTS

        Advertising costs are expensed as incurred. Advertising costs during each of the three years ended December 31 were as follows: 2010—$12.8 million; 2009—$19.6 million; and 2008—$15.9 million. Advertising costs are reduced by advertising grants Mountaineer received from the State of West Virginia for each of the three years ended December 31 as follows: 2010—$0.7 million; 2009—$0.7 million; and 2008—$0.9 million. In addition, during each of the three years ended December 31, 2010, 2009, and 2008 Presque Isle Downs received $7,000, $65,000 and $88,000, respectively, from the Pennsylvania Horsemen's Benevolent & Protective Association as reimbursement of advertising costs.

11. STOCKHOLDERS' EQUITY

Common Stock

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCKHOLDERS' EQUITY (Continued)

Stock-Based Compensation

        We account for stock-based compensation in accordance with ASC 718 Compensation—Stock Compensation. Total stock-based compensation expense recognized during each of the three years ended December 31 was as follows: 2010—$668,000; 2009—$108,000; and 2008—$1,296,000. These amounts are included in general and administrative expense in our accompanying consolidated statement of operations.

Restricted Stock Units and Stock Options

        On May 15, 2008, the Compensation Committee of our Board of Directors granted to one employee options to purchase a total of 30,000 shares of our common stock at a purchase price of $5.61 per share, the NASDAQ Official Close Price on that date. The options have a term of ten years and were fully vested on date of grant.

        On September 19, 2008, the Compensation Committee of our Board of Directors granted, in connection with the execution of an employment agreement, options to purchase a total of 150,000 shares of our common stock at a purchase price of $3.71, the NASDAQ Official Close Price on that date. The options have a term of ten years, 50,000 of which vested on date of grant and 50,000 of which vest on each of the first and second anniversary dates of the employment agreement, which was effective November 1, 2008.

        On January 22, 2010, we amended certain of our stock incentive plans to provide for the grants of restricted stock units ("RSUs") and cash awards to key employees (including officers and directors) of or consultants to the Company, or its subsidiaries, as the Compensation Committee of the Company's Board of Directors may determine. Pursuant to the amended plans, on January 22, 2010, we granted a total of 520,000 RSUs with a fair value of $1.78 per unit, the NASDAQ Official Close Price per share of common stock on that date, and cash awards totaling $390,000 to executive officers and certain key employees.

        On May 17, 2010, we granted 50,000 RSUs with a fair value of $1.90 per unit, the NASDAQ Official Close Price per share of common stock on that date, and a cash award of $37,500 to a key employee; on June 9, 2010, we granted a total of 75,000 RSUs with a fair value of $1.75 per unit, the NASDAQ Official Close Price per share of common stock on that date, to two executive officers; and on November 4, 2010, we granted 55,000 RSUs with a fair value of $1.90 per unit, the NASDAQ Official Close Price per share of common stock on that date, and a cash award of $52,250 to an executive officer, effective November 8, 2010. The RSUs and cash awards will generally vest in three equal installments beginning on the first anniversary of the date of grant. Vesting will be accelerated upon consummation of a change of control of the Company (as defined), or upon other employee termination provisions (as defined).

        As a result of the termination of a key employee during the first quarter of 2010, and of the resignation of two executive officers during the third quarter of 2010, unvested RSUs of 50,000 and 300,000, respectively, were forfeited.

        On August 5, 2010, our stockholders approved the Company's 2010 Long-Term Incentive Plan (the "2010 Plan") which provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity and non-equity based awards to employees, officers and non-employee members of the Board. Pursuant to the 2010 Plan, on August 5, 2010 each of the Company's six non-employee directors were granted 30,000 RSUs with a fair value of $2.14 per unit, the NASDAQ Official Close Price per share of common stock on that date. The grants of such RSUs

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCKHOLDERS' EQUITY (Continued)

were previously approved by the Board of Directors, pending the approval of the 2010 Plan by our stockholders. The RSUs vested immediately and will be delivered upon the date that is the earlier of termination of service on the Board of Directors or the consummation of a change of control of the Company.

        On January 10, 2011, the Company granted, pursuant to the execution of an employment agreement with our new President and Chief Executive Officer, nonqualified stock options to purchase a total of 150,000 shares of the Company's common stock at a purchase price of $2.04, the NASDAQ average price per share on that date. One-third of the options vested and became exercisable on the date of grant, and two-thirds of which will vest and become exercisable in equal installments on the first and second anniversaries of the effective date of the employment agreement, subject to continued employment with the Company as of each applicable vesting dates. The weighted average grant date fair value of the 150,000 options was $1.3187 per share.

        On January 21, 2011, as a result of the termination of an executive officer, 125,000 RSUs and a cash award of $93,500 vested and became non-forfeitable upon termination, pursuant to the Restricted Stock and Cash Award Agreement dated January 22, 2010.

        On January 28, 2011, the Compensation Committee of the Board of Directors of the Company approved the grant of (i) nonqualified stock options to purchase a total of 340,500 shares of the Company's common stock at a purchase price of $2.32, the NASDQ average price per share on that date; (ii) a total of 113,600 RSUs with a fair value of $2.32 per unit, the NASDAQ Official average price per share on that date; and (iii) cash-based performance awards totaling $604,700 to executive officers and certain key employees under the Company's 2010 Plan. The stock options will vest and become exercisable in three equal installments in the amounts of 33% on each of the first and second anniversaries of the date of grant and 34% on the third anniversary of the date of grant. Further, all unvested options will fully vest and become exercisable immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The weighted average grant date fair value of the 340,500 options was $1.5224 per share. The RSUs will vest and become non-forfeitable upon the third anniversary of the date of grant; and all unvested RSUs will vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The cash-based performance awards relate to the achievement of differing levels of performance (as defined) and are measured by the level of the Company's Corporate Free Cash Flow (as defined) over a one-year Performance Period, which is defined as the calendar year. The earned awards will vest and become payable at the end of the Vesting Period, defined as the two calendar year period following the Performance Period. The earned awards alsovest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCKHOLDERS' EQUITY (Continued)

        The restricted stock unit for the year ended December 31, 2010 was as follows:

	Restricted Stock Units
	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested December 31, 2009	—	$—
Granted	880,000	1.87
Vested	(180,000)	2.14
Forfeited	(350,000)	1.78

Unvested December 31, 2010	350,000	$1.81

        Stock option activity during each of the three years ended December 31 is summarized as follows:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in years)	(in thousands)
Balance, December 31, 2007	1,390,800	$2.50 - $16.27	$8.45
Granted	180,000	$3.71 - $5.61	$4.03
Forfeited	(62,000)	$11.41 - $16.27	$12.49
Canceled	—	$—	$—
Exercised	—	$—	$—

Balance, December 31, 2008	1,483,800	$2.50 - $16.27	$7.75
Granted	—	$—	$—
Forfeited	(247,300)	$2.50 - $16.27	$11.47
Exercised	—	$—	$—
Expired	—	$—	$—

Balance, December 31, 2009	1,209,500	$2.50 - 16.27	$6.91
Granted	—	$—	$—
Forfeited	(341,500)	$3.71 - 16.27	$7.68
Exercised		$—	$—
Expired	(470,000)	$2.50	$2.50

Balance, December 31, 2010	398,000	$7.30 - 16.27	$11.46	3.56	$—

Exercisable, December 31, 2010	398,000	$7.30 - 16.27	$11.46	3.56	$—

        As of December 31, 2010, there was no compensation cost related to unvested stock option awards that were not yet recognized. The total compensation cost related to unvested stock option awards not yet recognized at December 31, 2009 and 2008 were $65,000 and $349,000, respectively. These costs were recognized over the remaining vesting periods which did not exceed one year for 2009 and two years for 2008.

        There were no options exercised during the three years ended December 31, 2010. Shares issued for stock option exercises are issued from authorized, unissued shares.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCKHOLDERS' EQUITY (Continued)

        The weighted average grant date fair value of the 180,000 options granted during the year ended December 31, 2008 was $318,000. There were no options that vested during the year ended December 31, 2010. During the years ended December 31, 2009 and 2008, the fair value of the 332,000 and 90,000 options, respectively, which vested during the year, was $2,193,000 and $202,000, respectively.

        The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for each of the three years ended December 31 is as follows:

	2010	2009	2008
Expected dividend yield	N/A	N/A	N/A
Expected stock price volatility	N/A	N/A	50.7%
Risk-free interest rate	N/A	N/A	3.55%
Expected life of options	N/A	N/A	7.71 years

12. INCOME TAXES

        The income tax benefit attributable to continuing and discontinued operations during each of the three years ended December 31 is as follows:

	2010	2009	2008
	(in thousands)
Continuing operations	$(1,361)	$(1,365)	$(1,706)
Discontinued operations	(82)	(3,619)	(2,919)

	$(1,279)	$(4,984)	$(4,625)

        The income tax (benefit) provision for income taxes attributable to income (loss) from continuing operations before income taxes during each of the three years ended December 31 is summarized as follows:

	2010	2009	2008
	(in thousands)
Current Federal	$—	$(9,342)	$(4,466)
Deferred Federal	(1,911)	7,977	2,760
Deferred State	550	—	—

Benefit for income taxes	$(1,361)	$(1,365)	$(1,706)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
	(in thousands)
Balance January 1	$418	$284
Increase related to prior period tax positions	—	134
Reductions related to prior period tax positions	—	—

Balance December 31	$418	$418

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

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

        A reconciliation of the expected statutory federal income tax benefit to the benefit for income taxes for continuing operations during each of the three years ended December 31 was as follows:

	2010	2009	2008
Benefit for income taxes at a federal statutory rate	35.0%	35.0%	35.0%
Increase (reduction) in income tax benefit resulting from:
Permanent items not deductible for income tax purposes	(6.7)	(17.1)	(11.2)
Interest income (expense) (net of tax)	(0.3)	(0.1)	1.2
Valuation allowance	(9.6)	(12.9)	—
Other	3.1	0.5	3.0

Benefit for income taxes for continuing operations	21.5%	5.4%	28.0%

        The 2010 and 2009 permanent items not deductible for income tax purposes resulted primarily from the payment of nondeductible expenses including $1.1 million and $9.8 million, respectively, related to our lobbying efforts for gaming in Ohio, as discussed in Notes 3 and 6. Additionally, during 2009, we obtained new information that caused us to reevaluate the recoverability of deferred tax assets aggregating approximately $2.9 million associated with certain impairment losses recorded in 2008. As a result, we determined that it was more likely than not that the deferred tax assets would be realized and a previously established valuation allowance of approximately $2.9 million was reversed. The effect of the reversal of the valuation allowance is included in discontinued operations. The benefit associated with the 2008 impairment losses was realized through a net operating loss carryback to a prior year.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        Significant components of our net deferred taxes related to continuing operations at December 31 were as follows:

	2010	2009
	(in thousands)
Deferred tax assets:
Loss and credit carryforwards	$10,881	$6,669
Impairment losses	4,060	4,064
Deferred expenses	2,033	2,187
Stock-based compensation	122	913
Other	666	684
Accrued liabilities	841	621
Interest	53	44
Deferred compensation	—	39

	18,656	15,221
Valuation allowance—impairment losses and other	(3,455)	(3,398)
Valuation allowance—state net operating loss carryforwards	(1,791)	(1,504)

Deferred tax assets	$13,410	$10,319

Deferred tax liabilities:
Tax depreciation in excess of book	$(16,504)	$(14,718)
Basis difference in property and equipment	(2,051)	(2,179)
Prepaid expenses	(1,621)	(1,305)
Deferred expenses	(54)	(56)

Deferred tax liabilities	$(20,230)	$(18,258)

        Valuation allowances of $3.5 million and $3.4 million were provided at December 31, 2010 and 2009, respectively for federal deferred tax assets related to certain impairment losses for which we were not able to recognize a tax benefit. In addition, valuation allowances of $1.8 million and $1.5 million were provided at December 31 2010 and 2009, respectively, for state deferred tax assets. During 2010 and 2009, the aggregate valuation allowances for deferred tax assets increased by $0.3 million and $0.7 million, respectively. The 2010 and 2009 increases relate primarily to impairment losses and state net operating loss carryforwards that are not considered more likely than not realizable. In addition, as previously discussed, a valuation allowance of approximately $2.9 million associated with certain impairment losses of discontinued operations was reversed during 2009. We recognized interest expense (income) related to uncertain tax positions during each of the three years ended December 31 as follows: 2010—$24,000; 2009—$55,000; and 2008—($385,000).

        For federal income tax purposes, we have approximately $515,000 in alternative minimum tax credit carryforwards, approximately $18.2 million in net operating loss carryforwards, approximately $759,000 in capital loss carryforwards, and approximately $199,000 in other federal credit carryforwards at December 31, 2010. The net operating loss carryforwards begin to expire in 2020 and the capital loss carryforwards begin to expire in 2014. A portion of the net operating loss carryforwards (approximately $3.0 million) is limited as to the amount that can be utilized in each tax year by Section 382 of the Internal Revenue Code. The alternative minimum tax credit can be carried forward indefinitely. We have state net operating loss carryforwards of $35.4 million that begin to expire in 2024. We are no longer subject to federal and state income tax examinations for years before 2004.

        We are currently under examination by the Internal Revenue Service for tax year ended December 31, 2007. We do not expect the results of the audit to have a material impact on our consolidated financial statements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. QUARTERLY DATA (UNAUDITED)

        Continuing operations exclude the operating results for Binion's Gambling Hall & Hotel, the Ramada Inn and Speedway Casino, Jackson Harness Raceway and MTR-Harness, Inc.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands, except per share amounts)
2010:
Revenues	$101,754	$114,136	$121,687	$97,120
Less promotional allowances	(2,395)	(2,514)	(2,540)	(2,357)

Net revenues	99,359	111,622	119,147	94,763
Operating expenses	90,069	98,744	103,605	84,714

Operating income(1)	9,290	12,878	15,542	10,049
(Loss) income from continuing operations(2)	(3,137)	(510)	1,474	(2,790)
Net (loss) income	$(3,280)	$(517)	$1,498	$(2,817)
Basic net (loss) income per common share:
(Loss) income from continuing operations	$(0.11)	$(0.02)	$0.05	$(0.10)
Net (loss) income	$(0.12)	$(0.02)	$0.05	$(0.10)
Diluted net (loss) income per common share:
(Loss) income from continuing operations	$(0.11)	$(0.02)	$0.05	$(0.10)
Net (loss) income(3)	$(0.12)	$(0.02)	$0.05	$(0.10)
Weighted average shares outstanding—basic	27,475,260	27,475,260	27,587,760	27,655,260
Weighted average shares outstanding—diluted	27,475,260	27,475,260	27,793,982	27,655,260

	Quarter Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands, except per share amounts)
2009:
Revenues	$111,837	$124,118	$122,448	$95,723
Less promotional allowances	(2,137)	(2,986)	(2,970)	(1,878)

Net revenues	109,700	121,132	119,478	93,845
Operating expenses	97,529	108,661	109,713	105,405

Operating income (loss)(2)	12,171	12,471	9,765	(11,560)
Income (loss) from continuing operations(3)	1,502	917	(2,108)	(24,009)
Net income (loss)	$752	$352	$577	$(24,219)
Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.05	$0.03	$(0.07)	$(0.87)
Net income (loss)	$0.03	$0.01	$0.02	$(0.88)
Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.05	$0.03	$(0.07)	$(0.87)
Net income (loss)(4)	$0.03	$0.01	$0.02	$(0.88)
Weighted average shares outstanding—basic	27,475,260	27,475,260	27,475,260	27,475,260
Weighted average shares outstanding—diluted	27,475,260	27,475,260	27,475,260	27,475,260

(1)
Operating income for each of the quarters ended during 2010 includes the following:

•
March 31—project-opening costs of $0.1 million related to table gaming operations at Presque Isle Downs, which commenced on July 8, 2010

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. QUARTERLY DATA (UNAUDITED) (Continued)

  •
  June 30—project-opening costs of $1.0 million related to table gaming operations at Presque Isle Downs, which commenced on July 8, 2010, strategic costs of $0.4 million associated with lobbying and gaming efforts in Ohio

  •
  September 30—project-opening costs of $0.3 million related to table gaming operations at Presque Isle Downs

  •
  December 31—strategic costs of $0.2 million associated with lobbying and gaming efforts in Ohio.

(2)
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

(3)
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

(4)
Net (loss) income from discontinued operations for the quarter ended September 30, 2009 includes the reversal, as a result of new information, of a deferred tax asset valuation allowance of $2.9 million that was originally established in 2008.

Common Stock Prices

	Per Quarter
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2010:
High	$2.15	$2.25	$2.41	$2.16
Low	1.26	1.30	1.54	1.52
2009:
High	$2.02	$3.03	$4.15	$3.12
Low	0.73	0.83	2.20	1.14

MTR GAMING GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B Balance at Beginning of Period(3)	Column C Additions(1)(3)	Column D Deductions(2)(3)	Column E Balance at End of Period(3)
Year ended December 31, 2010:
Allowance for doubtful accounts receivable	$458,000	$49,000	$121,000	$386,000
Year ended December 31, 2009:
Allowance for doubtful accounts receivable	$125,000	$383,000	$50,000	$458,000
Year ended December 31, 2008:
Allowance for doubtful accounts receivable	$135,000	$111,000	$121,000	$125,000

(1)
Amounts charged to costs and expenses.

(2)
Uncollectible accounts written off, net of recoveries.

(3)
Includes discontinued operations—Binion's Gambling Hall & Hotel, the Ramada Inn and Speedway Casino and Jackson Harness Raceway

EXHIBIT INDEX

EXHIBIT NO.	ITEM TITLE
3.1	Restated Certificate of Incorporation for Winner's Entertainment, Inc. dated August, 17, 1993 (incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
3.2
Certificate of Amendment to the Restated Certificate of Incorporation of MTR Gaming Group, Inc. dated August 5, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2010).
3.3	Amended Bylaws (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2009).
3.4
Certificate of Amendment of Restated Certificate of Incorporation of Winner's Entertainment, Inc. dated October 10, 1996 (incorporated by reference to our Current Report on Form 8-K filed on November 1, 1996).
4.1	Excerpt from Common Stock Certificates (incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2001).
4.2
Indenture dated May 25, 2006, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A., including forms of the Note and the Guarantee (incorporated by reference to our Current Report on Form 8-K filed on May 26, 2006).
4.3
Supplemental Indenture to Indenture dated May 25, 2006 by and among the Company, certain wholly-owned subsidiaries of the Company (as Guarantors) and Wells Fargo Bank, N.A. (as Trustee) dated June 1, 2007 (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2007).
4.4
Supplemental Indenture dated June 15, 2007, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of May 25, 2006 (incorporated by reference to our Current Report on Form 8-K filed on June 18, 2007).
4.5
Supplemental Indenture dated March 7, 2008, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, N.A. supplementing the Indenture dated as of May 25, 2006 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2008).
4.6
Instrument of Resignation, Appointment and Acceptance dated as of June 26, 2008, executed by the Company, Wells Fargo Bank, National Association, and Wilmington Trust Company (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 8, 2008).
4.7
Supplemental Indenture dated as of July 22, 2009, by and between the Registrant, certain of its wholly-owned subsidiaries (as guarantors) and Wilmington Trust Company further supplementing the Indenture dated as of May 25, 2006 (incorporated by reference to our Current Report on Form 8-K filed on July 27, 2009).
4.8
Indenture dated as of August 12, 2009, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wilmington Trust FSB (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2009).
4.9	12.625% Senior Secured Note due 2014 in aggregate principal amount of $10.0 million (incorporated by reference to our Current Report on Form 8-K filed on October 13, 2009).

EXHIBIT NO.	ITEM TITLE
10.1	Credit Agreement, dated March 18, 2010, by and among the Company, Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), and Aladdin Credit Advisors, L.P., as administrative agent (incorporated by reference to our Current Report on Form 8-K filed on March 19, 2010).
10.2
Amendment to Credit Agreement, dated September 23, 2010, by and among the Company, Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Registrant), Aladdin Credit Advisors, L.P., as administrative agent), and Aladdin Credit Partners I, L.P., Aladdin Credit Intermediate Fund LLC and MC Credit Products DIP SMA, L.P., as lenders (incorporated by reference to our Current Report on Form 8-K filed on September 24, 2010).
10.3
Agreement dated November 1, 2008 between Mountaineer Park, Inc. and Racetrack Employees Union Local No. 101 [Schedules omitted] (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2009).
10.4
Agreement dated December 31, 2009 by and between Mountaineer Park, Inc. and Mountaineer Park Horsemen's Benevolent and Protective Association, Inc. (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2010).
10.5
Agreement dated February 22, 2007 by and between Presque Isle Downs, Inc. and the Pennsylvania Horsemen's Benevolent and Protective Association Inc. (incorporated by reference to our Annual Report on Form 10-K filed on April 2, 2007).
10.6	2002 Employee Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2002).
10.7	2004 Stock Incentive Plan (incorporated by reference to our Proxy Statement filed on June 18, 2004).
10.8	2005 Stock Incentive Plan (incorporated by reference to our Proxy Statement filed on June 17, 2005).
10.9	2007 Stock Incentive Plan (incorporated by reference to our Proxy Statement filed on April 30, 2007).
10.10	2010 Long-Term Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2010).
10.11
Amended and Restated Employment Agreement dated October 1, 2009, by and between the Registrant and David R. Hughes (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 9, 2009).
10.12	Employment Agreement dated May 1, 2009, by and between the Registrant and Robert Norton (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 10, 2009).
10.13	Amendment to Employment Agreement by and between MTR Gaming Group, Inc. and Robert Norton dated June 9, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2010).
10.14
Employment Agreement, dated as of November 5, 2010, by and between MTR Gaming Group, Inc. and John W. Bittner, Jr. (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2010).
10.15
Employment Agreement, effective as of December 16, 2010, by and between MTR Gaming Group, Inc. and Narciso A. Rodriguez-Cayro (incorporated by reference to our Current Report on Form 8-K filed on December 22, 2010).

EXHIBIT NO.	ITEM TITLE
10.16	Employment Agreement, dated as of January 6, 2011, by and between MTR Gaming Group, Inc. and Jeffrey J. Dahl (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2011).
10.17	Form of Restricted Stock Unit and Cash Award Agreement (2002 Stock Incentive Plan) (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2010).
10.18	Form of Restricted Stock Unit and Cash Award Agreement (2004 Stock Incentive Plan) (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2010).
10.19	Form of Restricted Stock Unit and Cash Award Agreement (2005 Stock Incentive Plan) (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2010).
10.20	Form of Restricted Stock Unit and Cash Award Agreement (2007 Stock Incentive Plan) (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2010).
10.21	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2010 Long-Term Incentive Plan) (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2010).
10.22	Form of Restricted Stock Unit and Cash Award Agreement (2010 Long-Term Incentive Plan) (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 9, 2010).
10.23	Form of Nonqualified Stock Option Award Agreement (2010 Long-Term Incentive Plan) (incorporated by reference to our Current Report on Form 8-K filed on February 3, 2011).
10.24	Form of Restricted Stock Unit Award Agreement (2010 Long-Term Incentive Plan) (incorporated by reference to our Current Report on Form 8-K filed on February 3, 2011).
10.25	Form of Cash-Based Performance Award Agreement (2010 Long-Term Incentive Plan) (incorporated by reference to our Current Report on Form 8-K filed on February 3, 2011).
14.1	Code of Ethics and Business Conduct of the Company (incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
14.2	Amendment to the Company's Code of Ethics and Business Conduct (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2007).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Certification of Jeffrey J. Dahl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Jeffrey J. Dahl in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of John W. Bittner Jr. in accordance with 18 U.S.C. Section 1350 (filed herewith).
99.1	First Amendment to 2002 Stock Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2010).
99.2	First Amendment to 2004 Stock Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2010).
99.3	First Amendment to 2005 Stock Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2010).
99.4	First Amendment to 2007 Stock Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2010).