Form 10-Q
period 2011-03-31
MTR GAMING GROUP INC
filed 2011-05-10
CIK 834162

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
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

COMMON STOCK, $.00001 PAR VALUE
Class
27,617,127
Outstanding at May 10, 2011

 MTR GAMING GROUP, INC.
TABLE OF CONTENTS

 PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31 2011	December 31 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,822	$53,820
Restricted cash	1,383	1,143
Accounts receivable, net of allowance for doubtful accounts of $401 in 2011 and $386 in 2010	1,530	2,790
Inventories	3,380	3,476
Deferred financing costs	4,106	4,106
Prepaid expenses and other current assets	4,994	5,177

Total current assets	61,215	70,512
Property and equipment, net	307,727	314,484
Goodwill	—	494
Other intangibles	85,577	85,529
Deferred financing costs, net of current portion	7,096	8,113
Deposits and other	1,909	1,984
Non-operating real property	12,215	12,215
Assets of discontinued operations	178	178

Total assets	$475,917	$493,509

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,410	$1,887
Accounts payable—gaming taxes and assessments	834	7,968
Accrued payroll and payroll taxes	3,155	3,861
Accrued interest	11,308	16,702
Accrued income taxes	1,481	546
Other accrued liabilities	9,221	9,052
Construction project and equipment liabilities	136	136
Deferred income taxes	121	64
Current portion of long-term debt and capital lease obligations	1,064	1,255
Liabilities of discontinued operations	216	217

Total current liabilities	28,946	41,688
Long-term debt and capital lease obligations, net of current portion	377,341	376,830
Deferred income taxes	6,551	6,756

Total liabilities	412,838	425,274

Stockholders' equity:
Common stock	—	—
Additional paid-in capital	62,169	61,910
Retained earnings	944	6,359
Accumulated other comprehensive loss	(251)	(251)

Total stockholders' equity of MTR Gaming Group, Inc.	62,862	68,018
Non-controlling interest of discontinued operations	217	217

Total stockholders' equity	63,079	68,235

Total liabilities and stockholders' equity	$475,917	$493,509

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31
	2011	2010
Revenues:
Gaming	$90,946	$91,859
Pari-mutuel commissions	1,086	1,313
Food, beverage and lodging	7,153	6,973
Other	1,539	1,609

Total revenues	100,724	101,754
Less promotional allowances	(2,386)	(2,395)

Net revenues	98,338	99,359

Operating expenses:
Expenses of operating departments:
Gaming	57,001	57,440
Pari-mutuel commissions	1,790	1,800
Food, beverage and lodging	5,443	5,448
Other	1,255	1,391
Marketing and promotions	3,322	2,885
General and administrative	13,295	13,672
Project opening costs	—	75
Depreciation	7,073	7,292
Loss on the sale or disposal of property	1	66

Total operating expenses	89,180	90,069

Operating income	9,158	9,290
Other income (expense):
Interest income	8	4
Interest expense	(13,368)	(13,542)

Loss from continuing operations before income taxes	(4,202)	(4,248)
(Provision) benefit for income taxes	(931)	1,111

Loss from continuing operations	(5,133)	(3,137)

Discontinued operations:
Loss from discontinued operations before income taxes and non-controlling interest	—	(219)
Benefit for income taxes	—	77

Loss from discontinued operations before non-controlling interest	—	(142)
Non-controlling interest	—	(1)

Loss from discontinued operations	—	(143)

Net loss	$(5,133)	$(3,280)

Net loss per share—basic:
Loss from continuing operations	$(0.19)	$(0.11)
Loss from discontinued operations	—	(0.01)

Net loss	$(0.19)	$(0.12)

Net loss per share—diluted:
Loss from continuing operations	$(0.19)	$(0.11)
Loss from discontinued operations	—	(0.01)

Net loss	$(0.19)	$(0.12)

Weighted average number of shares outstanding:
Basic	27,717,041	27,475,260

Diluted	27,717,041	27,475,260

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three Months Ended March 31
	2011	2010
Cash flows from operating activities:
Net loss	$(5,133)	$(3,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,073	7,292
Amortization of deferred financing fees	1,652	1,712
Bad debt expense	49	38
Stock-based compensation expense	403	99
Deferred income taxes	(4)	(2)
Loss on the sale or disposal of property	1	66
Change in operating assets and liabilities:
Accounts receivable	1,211	(248)
Prepaid income taxes	—	(1,186)
Other current assets	163	4,153
Accounts payable	(7,611)	(5,715)
Accrued liabilities	(5,891)	(5,808)
Accrued income taxes	935	—

Net cash used in continuing operating activities	(7,152)	(2,879)
Net cash used in discontinued operating activities	(1)	(19)

Net cash used in operating activities	(7,153)	(2,898)

Cash flows from investing activities:
Increase in restricted cash	(240)	(584)
Decrease in deposits and other	27	—
Proceeds from the sale of non-operating real property	—	1,361
Proceeds from the sale of property and equipment	1	112
Capital expenditures	(318)	(1,913)

Net cash used in investing activities	(530)	(1,024)

Cash flows from financing activities:
Proceeds from credit facility	—	10,000
Proceeds from equipment financing	—	679
Principal payments on long-term debt and capital lease obligations	(305)	(3,484)
Financing cost paid	(10)	(1,694)

Net cash (used in) provided by financing activities	(315)	5,501

Net (decrease) increase in cash and cash equivalents	(7,998)	1,579
Cash and cash equivalents, beginning of year	53,820	44,755

Cash and cash equivalents, end of year	$45,822	$46,334

Cash paid during the year for:
Interest paid	$17,110	$14,107

Income taxes paid	$—	$—

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of MTR Gaming Group, Inc. and Subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

        The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        The Company, through our wholly-owned subsidiaries, owns and operates Mountaineer Casino, Racetrack & Resort in Chester, West Virginia; Presque Isle Downs & Casino in Erie, Pennsylvania; and Scioto Downs in Columbus, Ohio. Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of Churchill Downs, Inc. In addition, Presque Isle Downs commenced table gaming operations on July 8, 2010 with 48 casino table games.

        Discontinued operations, as discussed in Note 6, include (i) MTR Harness, Inc. and its interest in North Metro Harness Initiative, LLC; (ii) Jackson Racing, Inc. and its interest in Jackson Trotting Association, LLC; (iii) Binion's Gambling Hall & Hotel; and (iv) the Ramada Inn and Speedway Casino.

        We have evaluated all subsequent events through the date the financial statements were issued.

        For further information, refer to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In April 2010, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2010-16, Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities ("ASU 2010-16"). ASU 2010-16 codifies the consensus reached in Emerging Issues Task Force Issue No. 09-F, "Casino Base Jackpot Liabilities." ASU 2010-16 amends the FASB Accounting Standards Codification™ to clarify that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance in this ASU applies to both base and progressive jackpots. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, thus we have implemented the guidance effective January 1, 2011.

        We analyzed the gaming regulations within each of our key jurisdictions to ascertain the necessary adjustments to be made to our financial records associated with the adoption of ASU 2010-16. Based upon our assessment of those regulations, we determined that an increase in the progressive jackpot liability was required for our Mountaineer property and a decrease in the progressive jackpot liability

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 2—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

was required for our Presque Isle Downs property. On a combined basis, the adoption resulted in a net decrease in the progressive jackpot liability of approximately $184,000. The amendments, resulting from the adoption of ASU 2010-16, were applied by recording a cumulative-effect adjustment of approximately $7,000 to increase beginning retained earnings (net of $61,000 of deferred income taxes and $116,000 of deferred gaming taxes) at January 1, 2011.

        In December 2010, the FASB issued ASU 2010-28—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU 2010-28") which is effective for public companies with a fiscal year or interim period beginning after December 15, 2010. Early adoption is prohibited. ASU 2010-28 amend ASC 350-20 to modify Step 1 of the goodwill impairment analysis for reporting units with zero or negative carrying amounts. ASU 2010-28 indicates that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test when it is more likely than not that a goodwill impairment exists. We have evaluated the requirements of ASU 2010-28 and implemented the guidance effective January 1, 2011.

        At January 1, 2011, goodwill of approximately $494,000 existed as Presque Isle Downs and was associated with the 2007 acquisition of an off-track wagering facility in Erie, PA. The carrying value of the net assets of Presque Isle Downs is negative (which is attributed primarily to debt incurred in connection with the original construction of the casino and race track). At December 31, 2010, this resulted in a reporting unit fair value in excess of carrying value, thus precluding further analysis pursuant to Step 2 under ASC 350, prior to the adoption of ASU 2010-28. Upon adoption of ASU 2010-28, we reassessed the Presque Isle Downs goodwill pursuant to the provisions thereof and determined that further analysis was required to assess the carrying value of goodwill. Upon application of Step 2 of the goodwill impairment test, including allocation of the fair value of the reporting unit to the various tangible and intangible assets and liabilities of Presque Isle Downs, we concluded that the goodwill was impaired. Impairment was recorded through an adjustment to decrease beginning retained earnings of approximately $289,000 (net of $205,000 of deferred income taxes) at January 1, 2011, to reflect the adoption of ASU 2010-28 and the corresponding impairment of the Presque Isle Downs' goodwill.

NOTE 3—FAIR VALUE MEASUREMENTS

        ASC 820, Fair Value Measurements and Disclosures, provides guidance for measuring the fair value of assets and liabilities and requires expanded disclosures about fair value measurements. ASC 820 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability and provides additional guidelines to consider in determining the market-based measurement.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 3—FAIR VALUE MEASUREMENTS (Continued)

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

        The fair value of our cash equivalents approximates the carrying value at March 31, 2011 and December 31, 2010. The fair value was determined based on Level 1 inputs.

        Pursuant to the provisions of the Credit Facility (see Note 9), any outstanding borrowings bear interest based on the prevailing interest rates. As such, the carrying value of any outstanding borrowings is presumed to approximate fair value. There were no amounts outstanding at March 31, 2011 and December 31, 2010. The fair value of our $260 million 12.625% Senior Secured Notes was $277.6 million at March 31, 2011 and $270.1 million at December 31, 2010, compared to carrying values of $251.8 million and $251.1 million at March 31, 2011 and December 31, 2010, respectively. The fair value of our $125 million 9% Senior Subordinated Notes was $115.8 million at March 31, 2011 and $111.9 million at December 31, 2010, compared to a carrying value of $125 million. The fair values of our Senior Secured Notes and our Senior Subordinated Notes were determined based on Level 2 inputs including quoted market prices and bond terms and conditions.

        Our Senior Secured Notes, Senior Subordinated Notes, and amounts outstanding under our other debt financing arrangements were stated at carrying value as long-term debt in our consolidated balance sheets as of March 31, 2011 and December 31, 2010.

NOTE 4—RISKS AND UNCERTAINTIES

Refinancing of Existing Indebtedness

        Our $125 million 9% Senior Subordinated Notes mature on June 1, 2012. At maturity, the entire principal amount of our Senior Subordinated Notes, together with unpaid interest thereon, will become due and payable and we will be required to borrow funds to satisfy our obligations with respect to the Senior Subordinated Notes. If we are unable to obtain sufficient financing to repay our obligations with respect to the Senior Subordinated Notes, the holders thereof will be entitled to exercise the remedies provided in the indenture governing the Senior Subordinated Notes. Our failure to pay our obligations with respect to the Senior Subordinated Notes would also constitute an event of default under the indenture governing our Senior Secured Notes, which would entitle the holders of the Senior Secured Notes to accelerate our obligations with respect to the Senior Secured Notes and exercise the remedies provided in the indenture and security documents relating to the Senior Secured Notes. We cannot assure you that we will be able to obtain financing to repay amounts due on the Senior Subordinated Notes on terms that are satisfactory to us, on terms acceptable to our senior secured lenders, or at all.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—RISKS AND UNCERTAINTIES (Continued)

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

NOTE 5—PROPERTY AND EQUIPMENT

        From time to time, we may dispose of real property, equipment or other assets that do not continue to support the operation of our core properties. In February 2010, we agreed in principle to a listing agreement with a commercial real estate broker to actively market our non-operating real properties. However, although it is our intent to enter into a listing agreement, the agreement has not been finalized. Based upon the determination in 2009 of our intent to sell the properties and changes in market conditions, we performed an evaluation to determine that the properties were carried at the lower of carrying value or fair value, as determined by an independent appraisal, less cost to sell. As a result, the carrying values were adjusted. Other than the sales completed during 2010 and 2011, the remaining properties do not meet the classification criteria established in ASC 360 and as such are not classified as held for sale at March 31, 2011 and December 31, 2010. These properties are included in non-operating real properties in our accompanying consolidated balance sheets at March 31, 2011 and December 31, 2010.

        During the three months ended March 31, 2011, Mountaineer and Presque Isle Downs each sold or disposed of outdated equipment which resulted in a loss in the aggregate of amount of $1,000.

        On April 14, 2011, we completed the sale of 21 acres of non-operating real property land holdings in West Virginia for approximately $425,000, after estimated closing costs. This transaction resulted in a gain on sale of approximately $195,000. The carrying value of this property was included in non-operating real properties in our consolidated balance sheets as of March 31, 2011 and December 31, 2010.

        On May 10, 2011, Mountaineer entered into lease agreements with Chesapeake Appalachia, LLC ("Chesapeake") to lease mineral rights (primarily oil and gas) with respect to approximately 1,707 acres in West Virginia that Mountaineer controls or holds mineral rights. The agreements have an initial term of five (5) years, with an option to extend for an additional five (5) year term. The agreements required Chesapeake to pay Mountaineer a lease bonus payment of $1,265 per acre on land parcels totaling 1,454 acres, for a total of approximately $1.8 million. In addition, Mountaineer will receive a 14% royalty on the sale of any oil or gas retrieved by Chesapeake. The lease bonus payment on the remaining 253 acres of property, at $1,265 per acre, will be paid upon the release of certain liens on that property. Mountaineer will continue to retain the ownership rights in all of the property and has the ability to sell the property subject to the terms of the lease agreements.

        During the three months ended March 31, 2010, Mountaineer and Presque Isle Downs incurred losses of $93,000 and $52,000, respectively, on the disposal of outdated slot machines. During the same period, we sold approximately 197 acres of non-operating real property land holdings located in West

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 5—PROPERTY AND EQUIPMENT (Continued)

Virginia and Pennsylvania for aggregate proceeds of approximately $1.4 million, after closing costs. These non-operating real property sales, when aggregated, resulted in a net gain on the sale of approximately $79,000.

NOTE 6—DISCONTINUED OPERATIONS

        Our wholly-owned subsidiary MTR Harness, Inc. previously held a 50% interest in North Metro Harness Initiative, LLC (d/b/a Running Acres Harness Park) that operates a harness racetrack in Minneapolis, Minnesota. Pursuant to a settlement agreement with North Metro's lender executed on May 27, 2009, we relinquished our interest in North Metro.

        Our wholly-owned subsidiary, Jackson Racing, Inc. holds a 90% interest in Jackson Trotting Association, LLC, which operated Jackson Harness Raceway in Jackson, Michigan. On December 4, 2008, Jackson Trotting ceased the racing and simulcast wagering operations at Jackson Harness Raceway and surrendered its racing license to the Michigan Racing Commission.

        On March 7, 2008, we sold 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owned and operated Binion's Gambling Hall & Hotel located in Las Vegas, Nevada, and Speakeasy Fremont Experience Operating Company in accordance with the terms of a Stock Purchase Agreement dated June 26, 2007 (as subsequently amended), executed between the Company and TLC Casino Enterprises, Inc. ("TLC"). In connection with our original acquisition of Binion's, we provided limited guarantees on certain land leases that expired in March 2010. TLC remained obligated to use its reasonable best efforts to assist us in obtaining releases of these guarantees, to pay the rent underlying the leases we guaranteed on a timely basis, and to indemnify us in the event we were required to pay the land lease obligations pursuant to the guarantees.

        Since July 2009, TLC paid only a portion of total monthly rent with respect to one of the leases we guaranteed. Upon the demand of the landlord that we make monthly payments pursuant to our guarantee, we paid the amounts demanded (approximately $0.7 million in the aggregate through March 2010), thus curing the events of default. We demanded reimbursement from TLC, and commenced legal action for indemnification pursuant to the Stock Purchase Agreement. On October 27, 2009, we reached a settlement with TLC whereby TLC agreed to confess judgment as to amounts we paid and amounts that may be paid by us through the expiration of the guarantees, certain legal fees and interest at the rate of 10% on amounts actually paid by us with respect to the rental payments. We agreed to forbear from enforcing the judgment for two years, provided however that the forbearance will terminate under certain conditions, including if TLC fails to timely make any of the agreed payments or there is a change in control of TLC. During the forbearance period, TLC is also obligated to make payments in partial satisfaction of the judgment in the event TLC raises any capital through debt or equity. Through March 31, 2011, TLC has reimbursed us $25,000 for legal fees that we had incurred in connection with our collection efforts.

        On June 3, 2008, our wholly-owned subsidiary, Speakeasy Gaming of Las Vegas, Inc., sold the gaming assets of the Ramada Inn and Speedway Casino located in North Las Vegas, Nevada to Lucky Lucy D, LLC in accordance with the terms of an Asset Purchase and Sale Agreement dated January 11, 2008. This sale was the second part of the transaction, the first part of which involved the

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

sale of Speedway's real property to Ganaste LLC on January 11, 2008. A shareholder of Ganaste LLC is the sole owner of Lucky.

        The assets and liabilities of the above discontinued operations have been reflected as assets and liabilities of discontinued operations in our consolidated balance sheets as of March 31, 2011 and December 31, 2010, and the operating results and cash flows have been reflected as discontinued operations for the three months ended March 31, 2011 and 2010.

        During the three months ended March 31, 2010, we incurred a pre-tax loss on discontinued operations in the aggregate amount of approximately $0.2 million comprised primarily of rental payments associated with Binion's that were paid on one of the land leases we guaranteed, as discussed above.

NOTE 7—EQUITY TRANSACTIONS AND EARNINGS PER SHARE

        We account for stock-based compensation in accordance with ASC 718 Compensation—Stock Compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock options and restricted stock units ("RSUs"), to be recognized in the consolidated statement of operations based on their fair values and that compensation expense be recognized for awards over the requisite service period of the award or to an employee's eligible retirement date, if earlier. This accounting standard also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow.

        On January 10, 2011, the Company granted, pursuant to the execution of an employment agreement with our President and Chief Executive Officer, nonqualified stock options to purchase a total of 150,000 shares of the Company's common stock at a purchase price of $2.04, the NASDAQ average price per share on that date. One-third of the options vested and became exercisable on the date of grant, and the remaining two-thirds of which will vest and become exercisable in equal installments on the first and second anniversaries of the effective date of the employment agreement, subject to continued employment with the Company as of each applicable vesting dates. The weighted average grant date fair value of the 150,000 options was $1.32 per share and was determined using a Black-Scholes option pricing model.

        On January 21, 2011, in connection with the termination without cause of our former Chief Operating Officer, 125,000 RSUs and a cash award of $93,500 vested and became non-forfeitable upon termination, pursuant to a Restricted Stock and Cash Award Agreement.

        On January 28, 2011, the Compensation Committee of the Board of Directors of the Company approved the grant of (i) nonqualified stock options to purchase a total of 340,500 shares of the Company's common stock at a purchase price of $2.32, the NASDAQ average price per share on that date; (ii) a total of 113,600 RSUs with a fair value of $2.32 per unit, the NASDAQ Official average price per share on that date; and (iii) cash-based performance awards totaling $604,700 to executive officers and certain key employees under the Company's 2010 Long-Term Incentive Plan. The stock options will vest and become exercisable in three equal installments in the amounts of 33% on each of the first and second anniversaries of the date of grant and 34% on the third anniversary of the date of grant. Further, all unvested options will fully vest and become exercisable immediately upon (i) the termination of employment by the death or the disability of the applicable employee or

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 7—EQUITY TRANSACTIONS AND EARNINGS PER SHARE (Continued)

(ii) consummation of a change of control of the Company. The weighted average grant date fair value of the 340,500 options was $1.52 per share. The RSUs will vest and become non-forfeitable upon the third anniversary of the date of grant; and all unvested RSUs will vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The cash-based performance awards are contingent upon the achievement of differing levels of performance (as defined) and are measured by the level of the Company's Corporate Free Cash Flow (as defined) over a one-year Performance Period, which is defined as calendar year 2011. The awards earned, if any, will vest and become payable at the end of the Vesting Period, defined as the two calendar year period following the Performance Period. The earned awards also vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company.

        On March 28, 2011, in connection with the termination of a key employee, 51,433 RSUs, 54,200 stock options and cash awards of $121,300 were forfeited.

        The restricted stock unit and stock option activity for the three months ended March 31, 2011 was as follows:

	Restricted Stock Units		Stock Options
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price
Unvested or outstanding as of December 31, 2010	350,000	$1.81	398,000	$11.46
Granted	113,600	2.33	490,500	2.23
Vested or exercised	(156,667)	1.78	—	—
Expired	—	—	—	—
Forfeited	(51,433)	1.97	(54,200)	2.32

Unvested or outstanding as of March 31, 2011	255,500	$2.03	834,300	$6.63

Exercisable March 31, 2011			448,000	$10.41

        Total stock compensation expense recognized during the three months ended March 31, 2011 was $299,000, including $105,000 relating to stock options and $194,000 relating to RSUs. During the three months ended March 31, 2010, we recognized stock compensation expense of $99,000, including $22,000 relating to stock options and $77,000 relating to RSUs. As of March 31, 2011, we had approximately $530,000 and $448,000 of unrecognized compensation cost related to non-vested stock options and RSUs, respectively, that is expected to be recognized over a weighted-average period of approximately 2.60 years and 2.53 years, respectively.

        We utilize the treasury stock method in determining the dilutive effect of outstanding stock options and RSUs. Our basic earnings per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, RSUs, and other convertible securities utilizing the

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 7—EQUITY TRANSACTIONS AND EARNINGS PER SHARE (Continued)

treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences. Options to purchase 834,000 and 708,000 shares of common stock and RSUs of 435,500 and 470,000 were outstanding for the three months ended March 31, 2011 and 2010, respectively, but were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive.

NOTE 8—INCOME TAXES

        The income tax provision from continuing operations for the three months ended March 31, 2011 results in an effective tax rate that has an unusual relationship to the Company's pretax loss. This is due to an increase in the valuation allowance that we recorded in connection with our deferred tax asset/liability position discussed in detail below. The income tax provision also includes a state income tax provision associated with the operations of our Pennsylvania subsidiary, Presque Isle Downs & Casino.

        The difference between the effective rate and the statutory rate is attributed primarily to permanent items not deductible for income tax purposes and the treatment of certain items in accordance with the rules for interperiod tax allocation. As a result of our net operating losses and the net deferred tax asset position (after exclusion of certain deferred tax liabilities that generally cannot be offset against deferred tax assets), we expect to provide for a full valuation allowance against all of our net federal and a portion of our net state deferred tax assets.

        For income tax purposes we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record additional valuation allowances for the year ending December 31, 2011. The increase in the valuation allowance for the three months ended March 31, 2011 was $0.9 million.

        We recognize interest expense and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2011, we recognized interest expense of approximately $11,000.

        The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0.1 million. We do not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

        The Company and its subsidiaries file a consolidated federal income tax return and consolidated and separate income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examinations for years before 2004. We are currently under examination by the Internal Revenue Service for tax years ended December 31, 2007. We do not expect the results of the audit to have a material impact on our consolidated financial statements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 9—LONG-TERM DEBT

Senior Secured Notes

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

Senior Subordinated Notes

        Our $125 million 9% Senior Subordinated Notes mature in their entirety on June 1, 2012. Through June 1, 2011, we may redeem some or all of the Senior Subordinated at any time at a redemption price of 102.25%, plus accrued and unpaid interest. Thereafter, the redemption price will decrease to 100%, plus accrued and unpaid interest.

        Commencing in the second quarter of 2008 and until the Senior Subordinated Notes are no longer outstanding, we are required to pay consent fees of $5.00 per $1,000 of principal to the holders of our Senior Subordinated Notes if we do not satisfy certain quarterly financial ratios. We have not met these ratios and therefore recorded additional expense of $625,000 during each of the three months ended March 31, 2011 and 2010.

Credit Agreement

        On March 18, 2010, the Company and Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Company) and Aladdin Credit Advisors, L.P., as administrative agent, entered into a Credit Agreement (the "Credit Agreement") which provides for a $20.0 million senior secured delayed-draw term loan credit facility (the "Credit Facility"), $10.0 million of which was drawn by the Company and subsequently repaid in September 2010. The Credit Agreement and related Credit Facility replaced our former credit facility, which was undrawn except for letters of credit aggregating $0.4 million, and would have matured on March 31, 2010. The remaining cash collateralized letters of credit amounting to $0.2 million are included in restricted cash in our accompanying consolidated balance sheets as of March 31, 2011 and

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 9—LONG-TERM DEBT (Continued)

December 31, 2010. Financing costs of approximately $1.7 million were incurred in connection with the execution of the Credit Agreement.

        On September 24, 2010, we repaid the total amount of the $10.0 million outstanding under the Credit Facility. In connection with the repayment, we executed Amendment No. 1 to the Credit Agreement (the "Amendment") to permit the re-borrowing of the $10.0 million that was repaid. In conjunction with the repayment and Amendment, we were required to pay a $100,000 prepayment fee and a $300,000 amendment fee. The Amendment also provided that future borrowings must be made in minimum amounts of $5.0 million with integral multiples of $1.0 million in excess of that amount, and that prepayment premiums will be increased from 1% to 3% of the prepaid principal amount if prepayment occurs before the first anniversary of the Amendment.

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

        We are required to maintain a maximum leverage ratio ranging from 7.00:1.00 to 4.50:1.00 per quarter, a minimum interest coverage ratio ranging from 1.10:1.00 to 1.50:1.00 per quarter and a minimum consolidated EBITDA covenant ranging from $54.0 million to $65.0 million per annum. In addition, we are restricted from making capital expenditures in excess of (i) $32.0 million in 2010; (ii) $23.0 million in 2011 and 2012; and (iii) $5.6 million in the first quarter of 2013, plus 50% of the amount not previously expended in the immediately prior year. The Company remains in compliance with the covenants as of March 31, 2011.

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

Other Debt Financing Arrangements

        In 1999, Scioto Downs, Inc. entered into a term loan agreement that provides for monthly payments of principal and interest of $30,025 through September 2013. The effective interest rate is 6.25% per annum. The term loan is collateralized by a first mortgage on Scioto Downs' real property facilities, as well as other personal property, and an assignment of the rents from lease arrangements. At March 31, 2011 and December 31, 2010, there was $0.9 million and $1.0 million, respectively, outstanding under the term loan.

        During 2010 and 2009, the Company purchased slot machines pursuant to purchase arrangements whereby the machine suppliers provided payment terms of two years with no interest. During 2010, Mountaineer and Presque Isle Downs purchased an aggregate of 50 machines under these

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 9—LONG-TERM DEBT (Continued)

arrangements, with monthly payments ranging from $9,700 to $20,600. During 2009, Mountaineer and Presque Isle Downs purchased an aggregate of 62 machines under these arrangements, with monthly payments ranging from $5,100 to 25,400. As of March 31, 2011 and December 31, 2010, the aggregate amounts outstanding under these arrangements approximated $0.7 million and $1.0 million, respectively. These amounts are net of imputed interest at 6.75%, or an aggregate discount of approximately $22,000 and $37,000 at March 31, 2011 and December 31, 2010, respectively.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Litigation

        On April 15, 2011, Messrs. Edson R. Arneault and Gregory J. Rubino, as co-plaintiffs, initiated legal action against individual members and employees of the Pennsylvania Gaming Control Board, MTR Gaming Group, Inc., as well as certain of its former and current officers and directors, Presque Isle Downs, Inc., Leonard Ambrose, III, Nicholas C. Scott and Scott's Bayfront Development, Inc. The lawsuit alleges a conspiracy by Company officials and the Pennsylvania Gaming Control Board to violate Messrs. Arneault and Rubino's due process and equal protection rights, as well as claims for promissory estoppel and unjust enrichment. Mr. Arneault is seeking recovery of legal fees relating to the renewal of his Pennsylvania gaming license and Mr. Rubino is seeking amounts he alleges are owing under his former consulting agreement with the Company and Presque Isle Downs, Inc. MTR Gaming Group, Inc, as well as certain of its former and current officers and directors, and Presque Isle Downs, Inc. believe this lawsuit is without merit, vehemently deny the allegations and intend to defend the case vigorously.

        On April 17, 2010, Presque Isle Downs, Inc. initiated legal action which named as defendants Dwayne Cooper Enterprises, Inc. ("DCE"), Turner Construction Company, and Rectenwald Buehler Architects, Inc. f/k/a Weborg Rectenwald Buehler Architects, Inc. with respect to the surveillance system that was installed as part of the original construction of Presque Isle Downs which opened on February 28, 2007. Shortly after the opening of Presque Isle Downs, it was discovered that certain equipment components of the surveillance system that were installed by DCE were defective or malfunctioning. Furthermore, various components of the surveillance system that DCE was required to install were not installed. As a result, during 2008 Presque Isle Downs was required to replace certain equipment components of the surveillance system at a cost of $1.9 million, and to write-off approximately $1.5 million related to the net book value of the equipment that was replaced. On April 5, 2011, Presque Isle Downs received a default judgment in the amount of $2.7 million against DCE for the failure to answer or otherwise respond to Presque Isle Downs' complaint. We are currently in the process of attempting to enforce the judgment. Any proceeds that may be received will be recorded as the amounts are realized.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 10—COMMITMENTS AND CONTINGENCIES (Continued)

Presque Isle Downs

        Upon commencement of slot operations at Presque Isle Downs, the Pennsylvania Gaming Control Board (the "PGCB") advised Presque Isle Downs that it would receive a one-time assessment of $0.8 million required of each slot machine licensee after commencement of gaming operations. The assessment was paid and represented a prepayment toward the total borrowings of the PGCB, the Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the borrowers"), required to fund the costs they incurred as a result of gaming operations. Based upon correspondence we received from the Pennsylvania Department of Revenue and discussions with the PGCB that additional assessments would be likely, the total prepayment by Presque Isle Downs of $0.8 million was recognized as a gaming assessment and charged to expense during the third quarter of 2010. The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of the total borrowings incurred by the borrowers, which are in the aggregate amount of $99.9 million, as a result of gaming operations once the designated number of Pennsylvania's slot machine licensees is operational. For $63.8 million of the borrowings, the repayment is to begin after the eleventh facility opens while repayment of the remaining $36.1 million will commence after all fourteen licensees are operational. Until such time as the required slot machine licensees are operational, the proportional shares of repayment are calculated and the repayment periods are ascertained, we cannot determine the amount of our portion of such future obligation. It is anticipated that such repayment period will be between five and ten years.

        In October 2004, we acquired 229 acres of real property, known as the International Paper site, as an alternative site to build Presque Isle Downs. In October 2005, we sold all but approximately 24 acres of this site for $4.0 million to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is managed by the municipality (the "GEIDC"). Although the sales agreement was subject to, among other things, a release (by International Paper Company and the Pennsylvania Department of Environmental Protection (the "PaDEP") of our obligations under the consent order (as discussed below), we waived this closing condition.

        In connection with our acquisition of the International Paper site, we entered into a consent order and decree (the "Consent Order") with the PaDep and International Paper insulating us from liability for certain pre-existing contamination, subject to compliance with the Consent Order, which included a proposed environmental remediation plan for the site, which was tied specifically to the use of the property as a racetrack. The proposed environmental remediation plan in the Consent Order was based upon a "baseline environmental report" and management estimated that such remediation would be subsumed within the cost of developing the property as a racetrack. The racetrack was never developed. The GEIDC assumed primary responsibility for the remediation obligations under the Consent Order relating to the property they acquired (approximately 205 acres). The GEIDC has agreed to indemnify us for the breach of its obligations under the Consent Order. However, we have been advised by the PaDEP that we have not been released from liability and responsibility under the Consent Order. The GEIDC has begun the necessary remediation activities. A revised estimate of the remaining remediation costs cannot be determined at this time. We also purchased an Environmental Risk Insurance Policy in the amount of $10 million expiring in 2014 with respect to the property.

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

Employment Agreements

        On January 6, 2011, we entered into an employment agreement with our President and Chief Executive Officer, effective January 10, 2011, for an initial term of three years. The agreement provides for an annual base salary of $600,000, participation in the Company's annual incentive plan, with a target bonus opportunity of 50% of base salary, participation in the Company's Long Term Incentive Program and reimbursement of expenses incurred for relocation of residence. The employment agreement also provides for severance payments if terminated without "cause" or upon voluntary termination of employment for "good reason" including following a "change of control" (as these terms are defined in the employment agreement).

        On March 30, 2011, we entered into an employment agreement with our Senior Vice President for Operations and Development and President and General Manager for Mountaineer Park, Inc., effective April 4, 2011, for an initial term of two years. The agreement provides for an annual base salary of $300,000, participation in the Company's annual incentive plan, with a target bonus opportunity of 40% of base salary, participation in the Company's Long Term Incentive Program and reimbursement of expenses incurred for relocation of residence. The employment agreement also provides for severance payments if terminated without "cause" or upon voluntary termination of employment for "good reason" in connection with a "change of control" (as these terms are defined in the employment agreement).

        In connection with the termination without cause of our former Chief Operating Officer on January 21, 2011, we recorded severance costs of approximately $134,000 which will generally be paid in bi-weekly installments through May 30, 2011. In addition, 125,000 RSUs and a cash award of $93,500 vested and became non-forfeitable upon his termination, pursuant to a Restricted Stock and Cash Award Agreement, resulting in incremental costs of approximately $190,000 during the three months ended March 31, 2011.

        In connection with the termination of a key employee on March 28, 2011, we recorded severance costs of approximately $160,000 which will generally be paid in bi-weekly installments through November 30, 2011. In addition, 51,433 RSUs, 54,200 stock options and cash awards of $121,300 were forfeited.

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

  •
  competitive and general economic conditions in our markets, including the impact of the Rivers Casino located in downtown Pittsburgh, Pennsylvania, the impact of The Meadows Racetrack & Casino in Washington, Pennsylvania, the implementation of casino gaming in Cleveland and Columbus, Ohio which was approved on November 3, 2009 by referendum, and the implementation of table gaming in Pennsylvania which commenced on July 8, 2010 at our casino, Presque Isle Downs, and our competitors the Rivers Casino and The Meadows Racetrack & Casino;

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

  •
  general economic and market conditions; and

  •
  the other factors as set forth in Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2010.

        In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. Any forward-looking statement speaks only as of the date on which that statement is made. We do not intend to publicly update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made, except as may be required by law.

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

        We own and operate Mountaineer Casino, Racetrack & Resort in Chester, West Virginia; Presque Isle Downs & Casino in Erie, Pennsylvania; and Scioto Downs in Columbus, Ohio. We consider these three properties, which are located in contiguous states, to be our core assets. Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of Churchill Downs, Inc.

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

        Discontinued operations, as discussed below, include (i) MTR Harness, Inc. and its interest in North Metro Harness Initiative, LLC; (ii) Jackson Racing, Inc. and its interest in Jackson Trotting Association, LLC; (iii) Binion's Gambling Hall & Hotel; and (iv) the Ramada Inn and Speedway Casino.

Results of Operations

        The following table sets forth a reconciliation of income (loss) from continuing operations, a generally accepted accounting principles ("GAAP") financial measure, to Adjusted EBITDA from continuing operations, a non-GAAP measure, and income (loss) from discontinued operations, a GAAP financial measure, to Adjusted EBITDA from discontinued operations, a non-GAAP measure, for each of the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(unaudited, in thousands)
Continuing Operations:
MTR Gaming Group, Inc. (consolidated)—continuing operations:
Loss from continuing operations	$(5,133)	$(3,137)
Interest expense, net of interest income	13,360	13,538
Provision (benefit) for income taxes	931	(1,111)
Depreciation	7,073	7,292
Loss on the sale or disposal of property	1	66

Adjusted EBITDA from continuing operations	$16,232	$16,648

Mountaineer Casino, Racetrack & Resort:
Income from continuing operations	$6,148	$6,215
Interest expense	10	54
Provision for income taxes	—	2,212
Depreciation	3,116	3,518
Loss on the sale or disposal of property	1	90

Adjusted EBITDA from continuing operations	$9,275	$12,089

Presque Isle Downs & Casino:
Income from continuing operations	$5,254	$3,135
Interest expense, net of interest income	4	72
Provision for income taxes	924	1,116
Depreciation	3,753	3,565
Gain on the sale of property	—	(24)

Adjusted EBITDA from continuing operations	$9,935	$7,864

Scioto Downs:
Loss from continuing operations	$(682)	$(527)
Interest expense	8	18
Benefit for income taxes	—	(188)
Depreciation	192	200

Adjusted EBITDA from continuing operations	$(482)	$(497)

Corporate:
Loss from continuing operations	$(15,853)	$(11,960)
Interest expense, net of interest income	13,338	13,394
Provision (benefit) for income taxes	7	(4,251)
Depreciation	12	9

Adjusted EBITDA from continuing operations	$(2,496)	$(2,808)

Discontinued operations:
Loss from discontinued operations	$—	$(143)
Interest expense	—	1
Benefit for income taxes	—	(77)

Adjusted EBITDA from discontinued operations	$—	$(219)

        Adjusted EBITDA represents earnings (losses) before interest expense (income), income tax expense (benefit), depreciation and amortization and (gain) loss on the sale or disposal of property. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) or income (loss) from operations as an indicator of our operating performance, or cash flows from operating activities, as a measure of liquidity. Adjusted EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. Management of the Company uses Adjusted EBITDA as the primary measure of the Company's operating performance and as a component in evaluating the performance of operating personnel. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes and debt principal repayments, which can be significant. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

Three Months March 31, 2011 Compared to Three Months Ended March 31, 2010

        The following tables set forth information concerning our results of operations by property.

	Three Months Ended March 31,
	2011	2010
	(unaudited, in thousands)
Net revenues:
Mountaineer Casino, Racetrack & Resort	$51,411	$58,580
Presque Isle Downs & Casino	46,815	40,621
Scioto Downs	91	83
Corporate	21	75

Consolidated net revenues	$98,338	$99,359

	Three Months Ended March 31,
	2011	2010
	(unaudited, in thousands)
Operating income (loss):
Mountaineer Casino, Racetrack & Resort	$6,159	$8,481
Presque Isle Downs & Casino(1)	6,182	4,322
Scioto Downs	(675)	(696)
Corporate	(2,508)	(2,817)

Consolidated operating income	$9,158	$9,290

(1)
Presque Isle Downs' operating income for the three months ended March 31, 2010 includes project-opening costs of $75,000 related to table gaming operations which commenced on July 8, 2010.

Mountaineer's Operating Results:

        During the three months ended March 31, 2011, Mountaineer's operating results were affected by competition, primarily from gaming operations in Pennsylvania, including the introduction of table gaming in July 2010 and weak economic conditions. Net revenues decreased by $7.2 million, or 12.2%, compared to the three months ended March 31, 2010, primarily due to a $6.8 million decrease in gaming revenues. Net revenues earned from food, beverage and lodging operations decreased by $0.1 million, and net revenues earned from other sources, including pari-mutuel commissions, decreased by $0.4 million. Promotional allowances decreased by $0.1 million. Mountaineer's overall operating margin decreased to 12.0% in 2011 from 14.5% in 2010 due primarily to the decline in revenues.

        Significant factors contributing to Mountaineer's 2011 operating results were:

  •
  the decrease in net revenues (as discussed above); and

  •
  an increase in estimated insurance claims settlements expense of $0.2 million compared to the prior year resulting from the increase in the number of outstanding legal matters; offset by

  •
  a decrease in compensation and benefits of $1.4 million compared to prior year; and

  •
  overall decreases in supplies and various other operating costs.

        A discussion of Mountaineer's key operations follows.

        Gaming Operations.    Revenues from gaming operations during the first quarter of 2011 decreased by $6.8 million, or 12.8%, to $46.6 million compared to the same period of 2010; and the gross profit margin decreased to 37.6% in 2011 from 38.8% in 2010. The decline in the gross profit margin resulted primarily from the 12.8% of total gaming revenue with only an 11.2% decrease in operating costs. Revenues from slot operations decreased by $2.8 million to $39.3 million in 2011 compared to $42.1 million in 2010, and poker and table gaming revenue decreased by $4.0 million in the aggregate, generating revenues of $0.6 million and $6.7 million, respectively, in 2011 compared to $1.3 million and $10.0 million, respectively, in 2010.

        The following tables set forth statistical information concerning Mountaineer's gaming operations.

	Three Months Ended March 31,
	2011	2010
Slots:
Total gross wagers	$460,956,000	$522,809,000
Less winning patron payouts	(421,668,000)	(480,704,000)

Gaming revenues (slot net win)	$39,288,000	$42,105,000
Average daily net win per slot machine	$170	$168
Hold percentage	8.5%	8.1%
Average number of slot machines	2,566	2,789
Tables:
Total table drop	$36,139,000	$51,632,000
Average daily net win per table	$1,579	$1,692
Hold percentage	18.5%	19.5%
Average number of tables	47	66
Poker:
Average daily poker rake per table	$290	$545
Average number of tables	24	26

        Management attributes the decrease in slot revenue for the three-month period of 2011 primarily to increased competitive pressures and weak economic conditions. On August 9, 2009, The Rivers Casino, which is located in downtown Pittsburgh, Pennsylvania and is approximately a one-hour drive from Mountaineer, opened with slot machines and various food, beverage and entertainment venues.

Additionally, The Meadows Racetrack & Casino, a harness racetrack in Washington, Pennsylvania, which is approximately 40 miles southeast of Mountaineer, opened its permanent casino on April 15, 2009, with slot machines and various food and beverage outlets. Currently, The Rivers Casino operates approximately 3,000 slot machines, 30 poker tables and 74 casino table games and The Meadows Racetrack & Casino operates approximately 3,500 slot machines, 32 poker tables and 40 casino table games. Management expects that competitive pressures are likely to continue to negatively impact slot gaming at Mountaineer in 2011 and for the foreseeable future.

        Management attributes the decrease in table gaming and poker revenue primarily to the introduction of table games at Pennsylvania casinos on July 8, 2010, which caused an increase in competitive pressures from The Rivers Casino, The Meadows Racetrack & Casino and to a lesser extent, Presque Isle Downs. Management expects that these competitive pressures are likely to continue to negatively impact table gaming and poker revenue at Mountaineer in 2011 and for the foreseeable future.

        In addition, on November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at Mountaineer commencing in approximately 2013, unless a temporary facility as currently being discussed opens earlier. We intend to be proactive in our efforts to mitigate the effects of such competition, which includes continuing to provide first- class customer service at all of our facilities and continuing to manage and reduce our costs.

        Gaming taxes and assessments as a percentage of slot revenues for the three-month periods of 2011 and 2010 were 55.4%. For poker and table gaming operations, the tax rate is 35% plus amortization of an annual licensing fee of $2.5 million, which resulted in effective tax rates of 43.6% and 40.5% for 2011 and 2010, respectively, as a result of decreased revenue. Overall, gaming taxes and assessments decreased by $3.0 million to $24.9 million during 2011 compared to 2010. Additionally, gaming compensation and benefits costs decreased by $0.6 million during 2011 compared to 2010 which is attributed to the property's efforts to reduce costs.

        West Virginia legislation has been passed that creates a modernization fund that enables each racetrack to recover $1 for each $2 expended for facility capital improvements. Qualifying capital improvements include the purchase of slot machines and related equipment. The Company believes that the amount available to Mountaineer could be up to approximately $3.7 million. The legislation also removes the $5 maximum bet limit on slot machines and allows the slot machines to accept $50 and $100 bills. Management believes that these changes will allow Mountaineer to compete more effectively with gaming operations in Pennsylvania which do not have maximum bet limitations and allow $50 and $100 bill denominations on slot machines.

        As part of our overall marketing strategy, Mountaineer intends to increase its offering of credit to qualified patrons as a means of further enhancing both slot and table gaming revenue at Mountaineer. In addition, Mountaineer offers its patrons the ability to play slot machines with promotional credits (commonly referred to as "free play"). Promotional credits are not subject to taxes and assessments. Mountaineer's ability to offer promotional credits is subject to revision and review at any time by the West Virginia Lottery Commission. Beginning in the fourth quarter of 2010, the maximum percentage of allowable promotional credits to be redeemed increased from 2% to 2 1/2% of credits played during the preceding calendar year. In the event that this maximum is exceeded, Mountaineer may be assessed gaming taxes and assessments on the amount of the excess. During the three-month periods of 2011 and 2010, Mountaineer's patrons redeemed promotional credits of $8.7 million and $8.6 million, respectively.

        Pari-mutuel Commissions.    Pari-mutuel commissions is a predetermined percentage of the total amount wagered (wagering handle), with a higher commission earned on a more exotic wager, such as a trifecta, than on a single horse wager, such as a win, place or show. In pari-mutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The total wagering handle is composed of the amounts wagered by each individual according to the wagering activity. The total amounts wagered form a pool of funds, from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts a "take-out" or gross commission from the amounts wagered, from which the racetrack pays state and county taxes and racing purses. Mountaineer's pari-mutuel commission rates are fixed as a percentage of the total wagering handle or total amounts wagered. Pari-mutuel commissions for Mountaineer, detailing gross handles less patron payouts and deductions, were as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Import simulcast racing pari-mutuel handle	$2,408	$2,936
Live racing pari-mutuel handle	491	486
Less patrons' winning tickets	(2,277)	(2,686)

	622	736
Revenues—export simulcast	804	824

	1,426	1,560
Less:
State and county pari-mutuel tax	(68)	(69)
Purses and Horsemen's Association	(576)	(6,33)

Revenues—pari-mutuel commissions	$782	$858

        Overall, Mountaineer's pari-mutuel commissions decreased by 8.8% during the three months ended March 31, 2011 compared to the same period during 2010. Beginning in 2010, Mountaineer ceased live racing during the winter months of January and February; therefore, Mountaineer's live race meet was only 21 days in the first quarter. The decrease in import simulcast handle, as well as export simulcast, was due to a decline in on-track and off-track wagering, which is consistent with the national average decline in wagering and purses of 8.5% and 5.3%, respectively, during the 2011 compared to 2010, as reported by Equibase Company. We expect these declines to continue during 2011.

        Live racing and import simulcast may continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off-track wagering facilities or growth in the utilization of telephone and/or internet wagering) and increased competition from Pennsylvania's racetracks. Mountaineer currently simulcasts its live races to over 1,300 sites.

        Food, beverage and lodging operations.    Revenues from food, beverage and lodging operations during the first quarter of 2011 were $4.7 million, which decreased by $0.1 million, or 2.3%, compared to the same period of 2010; and gross profit from these operations decreased by 5.6%. The decrease in revenues was primarily related to food and beverage, offset in part by a slight increase in lodging revenues. The decrease in gross profit was primarily due to a 4% increase in food and beverage costs as a percentage of revenues; other operating costs remained flat with the prior period.

        Year-to-date, the average daily room rate ("ADR") for the Grande Hotel (exclusive of complimentary rooms provided to gaming patrons) increased slightly to $69.28 during 2011 from $69.21 during 2010. The ADR (inclusive of complimentary rooms) increased to $52.49 from $47.90 during the same periods, respectively. However, the average occupancy rate decreased to 78.3% from 84.8% during the same periods, respectively. During 2011, RevPAR (or revenue per available room) was $41.37 compared to $40.73 during 2010.

        Other operations.    Other operating revenues were primarily derived from operations of the spa, fitness center, retail outlets, valet parking and golf course; from the sale of programs, admission fees, and lottery tickets; from check cashing and ATM services and from special entertainment events at The Harv and Convention Center. Mountaineer's earned revenues from other operations decreased by $0.3 million, or 21.5%, during the three months ended March 31, 2011; and operating expenses decreased by a $0.2 million, or 17.2% compared to 2010. The decrease in revenue was primarily due to a decrease in entertainment and convention center revenues, as well as sponsorship revenues, and the decrease in operating costs was primarily due to a decrease in convention center and entertainment costs.

Presque Isle Downs' Operating Results:

        On July 8, 2010, Presque Isle Downs commenced table gaming operations with 48 casino table games. During the three months ended March 31, 2011, Presque Isle Downs experienced an overall increase in revenue compared to the three months ended March 31, 2010, primarily attributable to the commencement of table gaming, despite declines in revenue attributable to weak economic conditions. Net revenues increased by $6.2 million, or 15.3%, primarily due to incremental table gaming revenue of $5.0 million, an increase in slot revenues of $0.9 million, and an increase in revenues earned from food, beverage and other sources of $0.4 million. Also, as a result of table gaming, promotional allowances increased by $0.1 million. Presque Isle Downs' overall operating margin increased to 13.2% in 2011 from 10.6% in 2010 due primarily to increased revenues, operational efficiencies and the property's cost containment efforts.

        Significant factors contributing to Presque Isle Downs' 2011 operating results were:

  •
  the increase in net revenues and operating margins (as discussed above); and

  •
  the absence of project-opening costs of $75,000 related to the implementation of table gaming operations; offset by

  •
  the overall increase in compensation and benefits of $2.0 million compared to the prior year primarily as a result of the implementation of tables games; and

  •
  an increase in advertising and marketing promotions of $0.5 million compared to the prior year

        Gaming Operations.    Revenues from gaming operations during the three months ended March 31, 2011 increased by $5.9 million, or 15.4%, to $44.4 million compared to the same period of 2010; and the gross profit margin increased to 37.0% in 2011 from 35.7% in 2010. The increase in revenues from gaming operations is primarily due to the introduction of table gaming on July 8, 2010, and the increase in the gross profit margin attributed to operational efficiencies. During the first quarter of 2011, Presque Isle Downs earned table gaming revenue of $5.0 million and experienced an increase in slot revenues of $0.9 million.

        The following tables set forth statistical information concerning Presque Isle Downs' gaming operations.

	Three Months Ended March 31,
	2011	2010
Slots:
Total gross wagers	$520,394,000	$505,034,000
Less winning patron payouts	(481,050,000)	(466,609,000)

Gaming revenues (slot net win)	$39,344,000	$38,425,000
Average daily net win per slot machine	$215	$214
Hold percentage	7.6%	7.6%
Average number of slot machines	2,030	2,000
Tables:
Total table drop	$24,879,000	—
Average daily net win per table	$1,160	—
Hold percentage	20.1%	—
Average number of tables	48	—

        Presque Isle Downs' slot gaming taxes and assessments approximated 60.7% of slot revenues during both of the three-month periods of 2011 and 2010, while its table gaming taxes and assessments approximated 17.5% of table gaming revenues in 2011. Gaming taxes and assessments increased overall by $1.4 million to $24.8 million compared to 2010 as a result of the commencement of table gaming and the increase in slot revenues. The effective tax rate on table game revenues will decrease by 2% upon the completion of two years of operations (or on July 8, 2012). In addition, gaming compensation and benefits increased by $1.8 million during 2011. Specifically, compensation and benefits costs related to table gaming were $1.7 million during 2011.

        Upon commencement of slot operations at Presque Isle Downs, the Pennsylvania Gaming Control Board (the "PGCB") advised Presque Isle Downs that it would receive a one-time assessment of $0.8 million required of each slot machine licensee after commencement of gaming operations. The assessment was paid and represented a prepayment toward the total borrowings of the PGCB, the Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the borrowers"), required to fund the costs they incurred as a result of gaming operations. Based upon correspondence we received from the Pennsylvania Department of Revenue and discussions with the PGCB that additional assessments would be likely, the total prepayment by Presque Isle Downs of $0.8 million was recognized as a gaming assessment and charged to expense during the third quarter of 2010. The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of the total borrowings incurred by the borrowers, which are in the aggregate amount of $99.9 million, as a result of gaming operations once the designated number of Pennsylvania's slot machine licensees is operational. For $63.8 million of the borrowings, the repayment is to begin after the eleventh facility opens while repayment of the remaining $36.1 million will commence after all fourteen licensees are operational. Until such time as the required slot machine licensees are operational, the proportional shares of repayment are calculated and the repayment periods are ascertained, we cannot determine the amount of our portion of such future obligation. It is anticipated that such repayment period will be between five and ten years.

        On November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at Presque Isle Downs commencing in approximately 2013 unless a temporary facility as currently being discussed opens earlier. We intend to be proactive in our efforts to mitigate the effects of such competition, which includes maximizing benefits of table gaming operations at Presque Isle Downs, continuing to provide first-class customer service at all of our facilities and continuing to manage and reduce costs.

        Finally, in 2010 we began offering credit to Presque Isle Downs' table gaming customers. Furthermore, in late-2010, Pennsylvania's casinos were granted the ability to offer credit to slot customers. Therefore, Presque Isle Downs intends to offer credit to slot customers during 2011, pending final regulatory approval. As part of our overall marketing strategy, we intend to increase the use of credit for qualified patrons as a means of further enhancing gaming revenue at Presque Isle Downs.

        Pari-mutuel Commissions.    Revenues from pari-mutuel commissions during the first quarter of 2011 decreased by $0.1 million to $0.3 million compared to the same period of 2010; and operating expenses remained flat at $0.4 million during the periods. Live racing at Presque Isle Downs will commence on May 17, 2011 and end on October 1, 2011, operating live racing on 100 days. The decrease in revenues in 2011 is related to the decrease in the import simulcast racing handle of $1.7 million in 2011 compared to $2.7 million during 2010. The decrease in import simulcast handle was due to a decline in wagering, which is consistent with the national average decline in wagering and purses of 8.5% and 5.3%, respectively, during the 2011 compared to 2010, as reported by Equibase Company. We expect these declines to continue during 2011. Upon the opening of the 2011 race meet, Presque Isle Downs will simulcast its live races to over 850 sites.

        Food and beverage operations.    Revenues from food and beverage operations for the three-month period of 2011 were $2.5 million, which increased by $0.3 million, or 13.5%, compared to the same period of 2010, primarily due in an increase in patron traffic resulting from the commencement of table gaming. Operating expenses remained flat for the periods, which resulted in an increase in gross profit from food and beverage operations to 15.0% in 2011 from 4.8% in 2010.

        Other operations.    Other operating revenues were primarily derived from operations of retail outlets and valet parking; from the sale of programs, admission fees, and lottery tickets; from ATM services and from special entertainment events. For the three months ended March 31, 2011, Presque Isle Downs' earned revenues from other operations increased by $0.2 million, or 68.2%, compared to the three months ended March 31, 2010. The increase in revenue was primarily due to an increase in ATM commissions for which the per-transaction ATM fee was increased from $2.00 to $3.00 effective in July 2010.

Scioto Downs' Operating Results:

        During the three months ended March 31, 2011, the property's net revenues and operating loss remained consistent compared to the same period during 2010. During 2011, Scioto Downs will race live for a total of 57 days, commencing on May 13, 2011 and ending on September 11, 2011; and Scioto Downs will operate simulcasting from May 8, 2011 through October 8, 2011. In order to reduce expenses and operating losses, Scioto Downs and Beulah Park, the other racetrack in Columbus, Ohio, entered into an annual agreement effective in 2008, which was approved by the Ohio Racing Commission, whereby Scioto operates its simulcasting only during its live race meet; and during the remaining periods, Scioto Downs' simulcasting is closed and Beulah Park operates its simulcasting. Similarly, when Scioto is open for live racing and simulcasting, Beulah Park is closed. The current agreement expires on December 31, 2011.

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

        On July 13, 2009, the former Governor of Ohio signed an executive order directing the Ohio Lottery to take action to implement, and the Ohio legislature approved a budget bill which included language to enable, video lottery terminals ("VLTs") at Ohio's seven commercial horse tracks, including Scioto Downs. However, despite the efforts by the former Governor, the legislature and the Ohio Lottery Commission, legal and other challenges prohibited Ohio from moving forward with permitting slot gaming or video lottery terminals at the racetracks prior to the November 2010 election. On November 2, 2010, voters in Ohio elected a new Governor and a significant number of new members to the legislature. Although there have not been any developments in finalizing the regulations by the newly elected Governor of Ohio or its legislature, we believe that the implementation of slot gaming or VLTs at racetracks in Ohio will move forward. Several key legislators have indicated their support for gaming activities at racetracks and the new Governor of Ohio has indicated that he is considering implementation of slots at the racetracks, although he has also indicated that he would like to evaluate such gaming activities as part of a comprehensive analysis of gambling in Ohio. In March 2011, the state engaged two consulting firms to assist the state with maximizing revenue from expanded gaming operations, particularly casinos and VLT operations and with gaming rules and regulations. We believe that implementing slots or VLTs at the racetracks will move forward although there can be no assurance that it will move forward or, if it does, when or on what terms such gaming activities will be conducted.

Corporate Operating Results:

        During the three months ended March 31, 2011, corporate general and administrative expenses were $2.5 million compared to $2.9 million during the same period of 2010. Significant factors contributing to the decrease in general and administrative expenses for the three-month period of 2011 compared to the same period of 2010 were:

  •
  a decrease in salaries, bonuses and benefits of $0.4 million; and

  •
  decreases in legal, consulting and other outside services of $0.4 million, offset by

  •
  an increase stock-based compensation and severance costs in the aggregate amount of $0.4 million, primarily as a result of the termination of our former Chief Operating Officer.

Depreciation Expense:

        Depreciation expense decreased by $0.2 million during the three-month period of 2011 compared to 2010. Depreciation expense related to Mountaineer decreased by $0.4 million compared the prior year due to aging assets. However, depreciation expense at Presque Isle increased by $0.2 million compared to the prior year due to capital expenditures as a result of the implementation of table games.

Sale or Disposal of Property:

        During the three months ended March 31, 2011, Mountaineer and Presque Isle Downs each sold or disposed of outdated equipment which resulted in a loss in the aggregate of amount of $1,000.

        During the three months ended March 31, 2010, we incurred a net loss on the disposal of property in the aggregate amount of $66,000. Mountaineer and Presque Isle Downs incurred losses of $93,000 and $52,000, respectively, on the disposal of outdated slot machines. During the same period, Mountaineer sold approximately 194 acres of non-operating real property land holdings in West Virginia for approximately $157,000, after closing costs, which resulted in a gain on sale of approximately $3,000; and Presque Isle Downs sold three acres associated with the 14.3 acre, off-track wagering facility in Erie, Pennsylvania for approximately $1.2 million, after closing costs, which resulted in a gain on sale of approximately $76,000.

        In addition, in April 2011 we completed the sale of 21 acres of non-operating real property land holdings in West Virginia for approximately $425,000, after estimated closing costs. This transaction resulted in a gain on sale of approximately $195,000. The carrying value of this property was included in non-operating real properties in our consolidated balance sheets as of March 31, 2011 and December 31, 2010.

Interest:

        The Company's indebtedness during the first quarter of 2011 was comparable to indebtedness in the first quarter of 2010; therefore, net interest expense of $11.7 million in 2011 was only slightly below the prior year's amount of $11.8 million. The decrease was due to the repayment of promissory notes and capital lease obligations during 2010. Additionally, amortization of deferred financing fees of $1.7 million was incurred in both of the first quarters of 2011 and 2010.

Income Taxes:

        Continuing Operations:    The income tax provision from continuing operations for the three months ended March 31, 2011 results in an effective tax rate that has an unusual relationship to the Company's pretax loss. This is due to an increase in the valuation allowance that we recorded in connection with our deferred tax asset/liability position discussed in detail below. The income tax provision also includes a state income tax provision associated with the operations of our Pennsylvania subsidiary, Presque Isle Downs & Casino, and interest expense related to uncertain tax positions.

        The difference between the effective rate and the statutory rate is attributed primarily to permanent items not deductible for income tax purposes and the treatment of certain items in accordance with the rules for interperiod tax allocation. As a result of our net operating losses and the net deferred tax asset position (after exclusion of certain deferred tax liabilities that generally cannot be offset against deferred tax assets), we expect to provide for a full valuation allowance against all of our net federal and a portion of our net state deferred tax assets.

        For income tax purposes we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record additional valuation allowances for the year ending December 31, 2011. The increase in the valuation allowance for the three months ended March 31, 2011 was $0.9 million.

        During the three months ended March 31, 2010, the income tax benefit for continuing operations was computed based on an effective income tax rate of approximately 26.3% plus interest expense related to uncertain tax positions in income tax expense. The effective income tax rate for 2010 is reflective of permanent non-deductible items for which we are not able to recognize a tax benefit.

        Discontinued Operations:    The income tax benefit for discontinued operations during the three months ended March 31, 2010 was computed based on an effective income tax rate of 35.0%. During the three months ended March 31, 2011, there were no discontinued operating results.

Discontinued Operations:

        Our wholly-owned subsidiary MTR Harness, Inc. previously held a 50% interest in North Metro Harness Initiative, LLC (d/b/a Running Acres Harness Park) that operates a harness racetrack in

Minneapolis, Minnesota. Pursuant to a settlement agreement with North Metro's lender executed on May 27, 2009, we relinquished our interest in North Metro.

        Our wholly-owned subsidiary, Jackson Racing, Inc. holds a 90% interest in Jackson Trotting Association, LLC, which operated Jackson Harness Raceway in Jackson, Michigan. On December 4, 2008, Jackson Trotting ceased the racing and simulcast wagering operations at Jackson Harness Raceway and surrendered its racing license to the Michigan Racing Commission.

        On March 7, 2008, we sold 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owned and operated Binion's Gambling Hall & Hotel located in Las Vegas, Nevada, and Speakeasy Fremont Experience Operating Company in accordance with the terms of a Stock Purchase Agreement dated June 26, 2007 (as subsequently amended), executed between the Company and TLC Casino Enterprises, Inc. ("TLC"). In connection with our original acquisition of Binion's, we provided limited guarantees on certain land leases that expired in March 2010. TLC remained obligated to use its reasonable best efforts to assist us in obtaining releases of these guarantees, to pay the rent underlying the leases we guaranteed on a timely basis, and to indemnify us in the event we were required to pay the land lease obligations pursuant to the guarantees.

        Since July 2009, TLC paid only a portion of total monthly rent with respect to one of the leases we guaranteed. Upon the demand of the landlord that we make monthly payments pursuant to our guarantee, we paid the amounts demanded (approximately $0.7 million in the aggregate through March 2010), thus curing the events of default. We demanded reimbursement from TLC, and commenced legal action for indemnification pursuant to the Stock Purchase Agreement. On October 27, 2009, we reached a settlement with TLC whereby TLC agreed to confess judgment as to amounts we paid and amounts that may be paid by us through the expiration of the guarantees, certain legal fees and interest at the rate of 10% on amounts actually paid by us with respect to the rental payments. We agreed to forbear from enforcing the judgment for two years, provided however that the forbearance will terminate under certain conditions, including if TLC fails to timely make any of the agreed payments or there is a change in control of TLC. During the forbearance period, TLC is also obligated to make payments in partial satisfaction of the judgment in the event TLC raises any capital through debt or equity. Through March 31, 2011, TLC has reimbursed us $25,000 for legal fees that we had incurred in connection with our collection efforts.

        On June 3, 2008, our wholly-owned subsidiary, Speakeasy Gaming of Las Vegas, Inc., sold the gaming assets of the Ramada Inn and Speedway Casino located in North Las Vegas, Nevada to Lucky Lucy D, LLC in accordance with the terms of an Asset Purchase and Sale Agreement dated January 11, 2008. This sale was the second part of the transaction, the first part of which involved the sale of Speedway's real property to Ganaste LLC on January 11, 2008. A shareholder of Ganaste LLC is the sole owner of Lucky.

        During the three months ended March 31, 2010, we incurred a pre-tax loss on discontinued operations in the aggregate amount of approximately $0.2 million comprised primarily of rental payments associated with Binion's that were paid on one of the land leases we guaranteed, as discussed above. During the three months ended March 31, 2011, there were no discontinued operating results.

Cash Flows

        Net cash used in operating activities approximated $7.2 million during the three months ended March 31, 2011 compared to $2.9 million during the three months ended March 31, 2010. Non-cash expenses included in operating activities included depreciation and amortization of $8.7 million and $9.0 million during the three months ended March 31, 2011 and 2010, respectively. Additionally, net cash used in operating activities included changes in operating assets and liabilities of approximately $11.2 million and $8.8 million during the three months ended March 31, 2011 and 2010, respectively.

        Net cash used in investing activities was $0.5 million during the three months ended March 31, 2011, comprised in part by capital expenditures of $0.3 million. During the three months ended March 31, 2010, net cash used in investing activities was $1.0 million, comprised primarily of capital expenditures of $1.9 million offset by proceeds from the sale of property of $1.4 million.

        Net cash used in financing activities was $0.3 million during the three months ended March 31, 2011 compared to net cash provided by financing activities of $5.5 million during the three months ended March 31, 2010. Financing activities for 2011 included principal payments on long-term obligations in the amount of $0.3 million; and financing activities for 2010 included the receipt of proceeds of $10.0 million from the Credit Facility entered into on March 18, 2010 and proceeds of $0.7 million from equipment financing, offset by the payment of financing-related costs of $1.7 million and principal payments on long-term obligations aggregating $3.5 million.

Inflation

        We do not believe that inflation has had a significant impact on our revenues, results of operations or cash flows.

Liquidity and Sources of Capital

        We had working capital of $32.3 million as of March 31, 2011, and our unrestricted cash balance amounted to $45.8 million. At March 31, 2011, the balances in bank accounts owned by Mountaineer's horsemen, but to which we contribute funds for racing purses, exceeded our purse payment obligations by $6.2 million. This amount is available for payment of future purse obligations at our discretion and in accordance with the terms of Mountaineer's agreement with the Horsemen's Benevolent & Protective Association ("HBPA").

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

        On September 24, 2010, we repaid the total amount of the $10.0 million outstanding under the Credit Facility. In connection with the repayment, we executed Amendment No. 1 to the Credit Agreement (the "Amendment") to permit the re-borrowing of the $10.0 million that was repaid. The Amendment also provided that future borrowings must be made in minimum amounts of $5.0 million with integral multiples of $1.0 million in excess of that amount, and that prepayment premiums will be increased from 1% to 3% of the prepaid principal amount if prepayment occurs before the first anniversary of the Amendment.

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

        We are required to maintain a maximum leverage ratio ranging from 7.00:1.00 to 4.50:1.00 per quarter, a minimum interest coverage ratio ranging from 1.10:1.00 to 1.50:1.00 per quarter and a minimum consolidated EBITDA covenant ranging from $54.0 million to $65.0 million per annum. In addition, we are restricted from making capital expenditures in excess of (i) $32.0 million in 2010; (ii) $23.0 million in 2011 and 2012; and (iii) $5.6 million in the first quarter of 2013, plus 50% of the amount not previously expended in the immediately prior year. The Company remains in compliance with the covenants as of March 31, 2011.

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

        Our $125 million in aggregate principal amount of 9% Senior Subordinated Notes mature on June 1, 2012. At maturity, the entire principal amount of our Senior Subordinated Notes, together with unpaid interest thereon, will become due and payable and we will be required to borrow funds to satisfy our obligations with respect to the Senior Subordinated Notes. Through June 1, 2011, we may redeem some or all of the Senior Subordinated at any time at a redemption price of 102.25%, plus accrued and unpaid interest. Thereafter, the redemption price will decrease to 100%, plus accrued and unpaid interest. If we are unable to obtain sufficient financing to repay our obligations with respect to the Senior Subordinated Notes, the holders thereof will be entitled to exercise the remedies provided in the indenture governing the Senior Subordinated Notes. Our failure to pay our obligations with respect to the Senior Subordinated Notes would also constitute an event of default under the indenture governing our Senior Secured Notes, which would entitle the holders of the Senior Secured Notes to accelerate our obligations with respect to the Senior Secured Notes and exercise the remedies provided in the indenture and security documents relating to the Senior Secured Notes. However, as a result of the potential impact on Mountaineer and Presque Isle Downs' operations from increased competition resulting from slot gaming in Ohio and uncertainties that may remain or develop in the capital and credit markets, and without the continued and sustained improvements in such financial markets, we cannot assure you that we will be able to obtain financing to repay amounts due on the Senior Subordinated Notes on terms that are satisfactory to us, on terms acceptable to our senior secured lenders, or at all. If we are unable to refinance our Senior Subordinated Notes by June 1, 2012, it would have a material adverse effect on our consolidated financial position and would raise serious doubts as to our ability to continue as a going concern.

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

        At March 31, 2011, we had total debt in aggregate principal amount of $378.4 million (net of discounts), of which $253.4 million in aggregate principal amount is secured. There were no borrowings under our Credit Facility and cash collateralized letters of credit for approximately $0.2 million remain outstanding. Our substantial debt could have significant effects on our business. See "Part I, Item 1A. Risk Factors—Risks Related to Our Capital Structure" which is included in our Annual Report on Form 10-K for the year ended December 31, 2010.

        Furthermore, commencing in the second quarter of 2008 and until the Senior Subordinated Notes are no longer outstanding, we are required to pay consent fees of $5.00 per $1,000 of principal to the holders of our Senior Subordinated Notes if we do not satisfy certain quarterly financial ratios. We have not met these ratios and therefore recorded additional expense of $625,000 for the three months ended March 31, 2011. We also anticipate that we will have to pay these fees for the remainder of 2011 depending upon the level of our outstanding debt.

        From time to time, we may dispose of real property, equipment or other assets that do not continue to support the operation of our core properties. In February 2010, we agreed in principle to a listing agreement with a commercial real estate broker to actively market our non-operating real properties. However, although it is our intent to enter into a listing agreement, the agreement has not been finalized.

        On April 14, 2011, we completed the sale of 21 acres of non-operating real property land holdings in West Virginia for approximately $425,000, after estimated closing costs. This transaction resulted in a gain on sale of approximately $195,000. The carrying value of this property was included in non-operating real properties in our consolidated balance sheets as of March 31, 2011 and December 31, 2010.

        On May 10, 2011, Mountaineer entered into lease agreements with Chesapeake Appalachia, LLC ("Chesapeake") to lease mineral rights (primarily oil and gas) with respect to approximately 1,707 acres in West Virginia that Mountaineer controls or holds mineral rights. The agreements have an initial term of five (5) years, with an option to extend for an additional five (5) year term. The agreements required Chesapeake to pay Mountaineer a lease bonus payment of $1,265 per acre on land parcels totaling 1,454 acres, for a total of approximately $1.8 million. In addition, Mountaineer will receive a 14% royalty on the sale of any oil or gas retrieved by Chesapeake. The lease bonus payment on the remaining 253 acres of property, at $1,265 per acre, will be paid upon the release of certain liens on that property. Mountaineer will continue to retain the ownership rights in all of the property and has the ability to sell the property subject to the terms of the lease agreements.

        The following contractual cash obligations have been updated from those which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 (see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included in our Annual Report on Form 10-K for the year ended December 31, 2010).

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Contractual cash obligations:
Long-term debt(1)	$386.6	$1.1	$125.5	$260.0	$—
Employment agreements(2)	6.7	3.0	3.7	—	—

Total	$393.3	$4.1	$129.2	$260.0	$—

(1)
These amounts, exclusive of the interest component, are included on our consolidated balance sheets. See Note 7 to our consolidated financial statements in our Annual Report of Form 10-K for the year ended December 31, 2010 for additional information about our debt and related matters.

(2)
Includes base salaries, guaranteed payments and annual targeted incentive amounts.

Capital Expenditures:

        During the three months ended March 31, 2011, additions to property and equipment and other capital projects aggregated $0.3 million. We anticipate spending up to a total of approximately $13.5 million during 2011 on capital expenditures, exclusive of amounts relating to any slot gaming expansion at Scioto Downs. Significant components of expenditures for 2011 are expected to include $4.5 million for slot machines and theme conversions at Mountaineer, $3.8 million for slot machines and theme conversions at Presque Isle Downs, and $1.2 million to construct two new barns at Presque Isle Downs, pursuant to an agreement with the Pennsylvania Racing Commission.

        In addition, West Virginia legislation has been passed that creates a modernization fund that enables each racetrack to recover $1 for each $2 expended for facility capital improvements. Qualifying capital improvements include the purchase of slot machines and related equipment. The Company believes that the amount available to Mountaineer could be up to approximately $3.7 million.

Commitments and Contingencies:

        On July 13, 2009, the former Governor of Ohio signed an executive order directing the Ohio Lottery to take action to implement, and the Ohio legislature approved a budget bill which included language to enable, video lottery terminals ("VLTs") at Ohio's seven commercial horse tracks, including Scioto Downs. However, despite the efforts by the former Governor, the legislature and the Ohio Lottery Commission, legal and other challenges prohibited Ohio from moving forward with permitting slot gaming or video lottery terminals at the racetracks prior to the November 2010 election. On November 2, 2010, voters in Ohio elected a new Governor and a significant number of new members to the legislature. Although there have not been any developments in finalizing the regulations by the newly elected Governor of Ohio or its legislature, we believe that the implementation of slot gaming or VLTs at racetracks in Ohio will move forward. Several key legislators have indicated their support for gaming activities at racetracks and the new Governor of Ohio has indicated that he is considering implementation of slots at the racetracks, although he has also indicated that he would like to evaluate such gaming activities as part of a comprehensive analysis of gambling in Ohio. In March 2011, the state engaged two consulting firms to assist the state with maximizing revenue from expanded gaming operations, particularly casinos and VLT operations and with gaming rules and regulations. We believe that implementing slots or VLTs at the racetracks will move forward although there can be no assurance that it will move forward or, if it does, when or on what terms such gaming activities will be conducted.

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

        Even if gaming is permitted at Scioto Downs following the resolution of Ohio's ability to move forward with a plan to permit slot machines at the racetracks, the passage of the referendum permitting casino gaming may materially and adversely affect our ability to obtain financing to pay the license fees and otherwise make necessary investments at Scioto Downs to permit gaming and comply with the conditions to licensing. Additionally, tax rates on the revenue from such casinos could be substantially lower than the tax rates that may be imposed on video lottery at the racetracks, resulting in a competitive advantage for the casinos. Such new competition may have a material adverse effect on our business, financial condition and results of operations. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business—We face significant competition from other gaming and racing facilities, and increased competition could have a material adverse effect on us; recent passage of a referendum authorizing four casinos in Ohio will create significant new competition" which is included in our Annual Report on Form 10-K for the year ended December 31, 2010. We intend to lobby for lower licensing fees and comparable tax rates in light of the anticipated competition from casinos authorized by the November 3, 2009 referendum, but we cannot assure you that we will be successful. We believe that approval of slot or video lottery gaming at Ohio racetracks should positively impact our business prospects and financial condition because we expect that slot or video lottery gaming at Scioto Downs should, if approved, increase our revenues and operating margins at that property. If slot or video lottery gaming are permitted at Ohio racetracks, we expect to expand and construct a slot machine casino at Scioto Downs and purchase or lease the necessary video lottery terminals, which will require additional debt and equity financing that may not be available on terms that are satisfactory to us, on terms acceptable to our senior secured lenders, or at all. See "Part I, Item 1A. Risk Factors—Risks Related to Our Capital Structure—The indenture governing our Senior Secured and Senior Subordinated Notes and our other debt agreements contain covenants that significantly restrict our operations and our ability to incur debt" and "—Risks Related to Our Business—The future of slot gaming and video lottery at Scioto Downs is uncertain," both of which are included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

        Upon commencement of slot operations at Presque Isle Downs, the Pennsylvania Gaming Control Board (the "PGCB") advised Presque Isle Downs that it would receive a one-time assessment of

$0.8 million required of each slot machine licensee after commencement of gaming operations. The assessment was paid and represented a prepayment toward the total borrowings of the PGCB, the Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the borrowers"), required to fund the costs they incurred as a result of gaming operations. Based upon correspondence we received from the Pennsylvania Department of Revenue and discussions with the PGCB that additional assessments would be likely, the total prepayment by Presque Isle Downs of $0.8 million was recognized as a gaming assessment and charged to expense during the third quarter of 2010. The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of the total borrowings incurred by the borrowers, which are in the aggregate amount of $99.9 million, as a result of gaming operations once the designated number of Pennsylvania's slot machine licensees is operational. For $63.8 million of the borrowings, the repayment is to begin after the eleventh facility opens while repayment of the remaining $36.1 million will commence after all fourteen licensees are operational. Until such time as the required slot machine licensees are operational, the proportional shares of repayment are calculated and the repayment periods are ascertained, we cannot determine the amount of our portion of such future obligation. It is anticipated that such repayment period will be between five and ten years.

        In October 2004, we acquired 229 acres of real property, known as the International Paper site, as an alternative site to build Presque Isle Downs. In October 2005, we sold all but approximately 24 acres of this site for $4.0 million to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is managed by the municipality (the "GEIDC"). Although the sales agreement was subject to, among other things, a release (by International Paper Company and the Pennsylvania Department of Environmental Protection (the "PaDEP") of our obligations under the consent order (as discussed below), we waived this closing condition.

        In connection with our acquisition of the International Paper site, we entered into a consent order and decree (the "Consent Order") with the PaDep and International Paper insulating us from liability for certain pre-existing contamination, subject to compliance with the Consent Order, which included a proposed environmental remediation plan for the site, which was tied specifically to the use of the property as a racetrack. The proposed environmental remediation plan in the Consent Order was based upon a "baseline environmental report" and management estimated that such remediation would be subsumed within the cost of developing the property as a racetrack. The racetrack was never developed. The GEIDC assumed primary responsibility for the remediation obligations under the Consent Order relating to the property they acquired (approximately 205 acres). The GEIDC has agreed to indemnify us for the breach of its obligations under the Consent Order. However, we have been advised by the PaDEP that we have not been released from liability and responsibility under the Consent Order. The GEIDC has begun the necessary remediation activities. A revised estimate of the remaining remediation costs cannot be determined at this time. We also purchased an Environmental Risk Insurance Policy in the amount of $10 million expiring in 2014 with respect to the property.

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

        On March 7, 2008, we sold 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owned and operated Binion's Gambling Hall & Hotel located in Las Vegas, Nevada, and Speakeasy Fremont Experience Operating Company in accordance with the terms of a Stock Purchase Agreement dated June 26, 2007 (as subsequently amended), executed between the Company and TLC Casino Enterprises, Inc. ("TLC"). In connection with our original acquisition of Binion's, we provided limited guarantees on certain land leases that expired in March 2010. TLC remained obligated to use its reasonable best efforts to assist us in obtaining releases of these guarantees, to pay the rent underlying the leases we guaranteed on a timely basis, and to indemnify us in the event we were required to pay the land lease obligations pursuant to the guarantees.

        Since July 2009, TLC paid only a portion of total monthly rent with respect to one of the leases we guaranteed. Upon the demand of the landlord that we make monthly payments pursuant to our guarantee, we paid the amounts demanded (approximately $0.7 million in the aggregate through March 2010), thus curing the events of default. We demanded reimbursement from TLC, and commenced legal action for indemnification pursuant to the Stock Purchase Agreement. On October 27, 2009, we reached a settlement with TLC whereby TLC agreed to confess judgment as to amounts we paid and amounts that may be paid by us through the expiration of the guarantees, certain legal fees and interest at the rate of 10% on amounts actually paid by us with respect to the rental payments. We agreed to forbear from enforcing the judgment for two years, provided however that the forbearance will terminate under certain conditions, including if TLC fails to timely make any of the agreed payments or there is a change in control of TLC. During the forbearance period, TLC is also obligated to make payments in partial satisfaction of the judgment in the event TLC raises any capital through debt or equity. Through March 31, 2011, TLC has reimbursed us $25,000 for legal fees that we had incurred in connection with our collection efforts.

        We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in greater detail in "Part II, Item 1. Legal Proceedings" and Note 10 to our consolidated financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business" which is included in our Annual Report on Form 10-K for the year ended December 31, 2010.

        Our level of indebtedness, the need to refinance our Senior Subordinated Notes by June 1, 2012, and our working capital present risks to investors, including the possibility that we may be unable to generate cash sufficient to pay the principal of and interest on our indebtedness when due; that we may not be able to refinance our Senior Subordinated Notes on terms that are satisfactory to us, on terms acceptable to our senior secured lenders, or at all; and that we may not be able to meet tests and covenants of such debt agreements and achieve satisfactory resolution of such non-compliance with the lenders. In such an event, the holders of our indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and proceed against any collateral securing such indebtedness. These actions could limit our ability to borrow additional funds and would likely have a material adverse effect on our business and results of operations. Debt rating downgrades do not impact the terms of borrowings under our Credit Agreement, the Senior Secured Notes or the Senior Subordinated Notes. However, a debt rating downgrade could impact the terms of and our ability to refinance existing debt or to obtain new financing, particularly in light of the downturn in the national and worldwide economies and the current state of the credit markets. Additionally, changes in the regulatory environment or restriction on or prohibition of our gaming or racing operations, whether arising out of legislation or litigation, could have a material adverse effect on our liquidity. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business" which is included in our Annual Report on Form 10-K for the year ended December 31, 2010.

        We believe that our cash balances on hand, cash flow from operations, extended payment terms from gaming equipment vendors, availability under permitted equipment financing and availability under the Credit Facility and any proceeds from the sale of non-core assets will be sufficient to fund our liquidity needs, including any capital required to fund maturing debt obligations, any other contemplated capital expenditures and short-term funding requirements for the next twelve months, with the exception of amounts required for the licensing and construction of a video lottery facility at Scioto Downs if permitted by law. We cannot assure you that estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur. If any of these events occur, it could result in the need to raise additional funds and increased difficulties with respect to our ability to raise such funds. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business and—Risks Related to Our Capital Structure," both of which are included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Employment Agreements:

        On January 6, 2011, we entered into an employment agreement with our President and Chief Executive Officer, effective January 10, 2011, for an initial term of three years. The agreement provides for an annual base salary of $600,000, participation in the Company's annual incentive plan, with a target bonus opportunity of 50% of base salary, participation in the Company's Long Term Incentive Program and reimbursement of expenses incurred for relocation of residence. The employment agreement also provides for severance payments if terminated without "cause" or upon voluntary termination of employment for "good reason" including following a "change of control" (as these terms are defined in the employment agreement).

        On March 30, 2011, we entered into an employment agreement with our Senior Vice President for Operations and Development and President and General Manager for Mountaineer Park, Inc., effective April 4, 2011, for an initial term of two years. The agreement provides for an annual base salary of $300,000, participation in the Company's annual incentive plan, with a target bonus opportunity of 40% of base salary, participation in the Company's Long Term Incentive Program and reimbursement of expenses incurred for relocation of residence. The employment agreement also provides for severance payments if terminated without "cause" or upon voluntary termination of employment for "good reason" in connection with a "change of control" (as these terms are defined in the employment agreement).

        In connection with the termination without cause of our former Chief Operating Officer on January 21, 2011, we recorded severance costs of approximately $134,000 which will generally be paid in bi-weekly installments through May 30, 2011. In addition, 125,000 RSUs and a cash award of $93,500 vested and became non-forfeitable upon his termination, pursuant to aRestricted Stock and Cash

Award Agreement, resulting in incremental costs of approximately $190,000 during the three months ended March 31, 2011.

        In connection with the termination of a key employee on March 28, 2011, we recorded severance costs of approximately $160,000 which will generally be paid in bi-weekly installments through November 30, 2011. In addition, 51,433 RSUs, 54,200 stock options and cash awards of $121,300 were forfeited.

Outstanding Options and Restricted Stock Units:

        On January 10, 2011, the Company granted, pursuant to the execution of an employment agreement with our President and Chief Executive Officer, nonqualified stock options to purchase a total of 150,000 shares of the Company's common stock, one-third of which vested and became exercisable on the date of grant, and the remaining two-thirds of which will vest and become exercisable in equal installments on the first and second anniversaries of the effective date of the employment agreement, subject to continued employment with the Company as of each of the applicable vesting dates.

        On January 21, 2011, in connection with the termination without cause of our former Chief Operating Officer, 125,000 RSUs and a cash award of $93,500 vested and became non-forfeitable upon termination, pursuant to a Restricted Stock and Cash Award Agreement.

        On January 28, 2011, the Compensation Committee of the Board of Directors of the Company approved the grant of (i) nonqualified stock options to purchase a total of 340,500 shares of the Company's common stock; (ii) a total of 113,600 RSUs; and (iii) cash-based performance awards totaling $604,700 to executive officers and certain key employees under the Company's 2010 Long-Term Incentive Plan. The stock options will vest and become exercisable in three equal installments in the amounts of 33% on each of the first and second anniversaries of the date of grant and 34% on the third anniversary of the date of grant. Further, all unvested options will fully vest and become exercisable immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The RSUs will vest and become non-forfeitable upon the third anniversary of the date of grant; and all unvested RSUs will vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The cash-based performance awards are contingent upon the achievement of differing levels of performance (as defined) and are measured by the level of the Company's Corporate Free Cash Flow (as defined) over a one-year Performance Period, which is defined as calendar year 2011. The awards earned, if any, will vest and become payable at the end of the Vesting Period, defined as the two calendar year period following the Performance Period. The earned awards also vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company.

        On March 28, 2011, in connection with the termination of a key employee, 51,433 RSUs, 54,200 stock options and cash awards of $121,300 were forfeited.

        As of May 10, 2011, there were outstanding 435,500 RSUs and options to purchase 834,300 shares of our common stock. If all such stock options were exercised, we would receive proceeds of approximately $5.53 million. We utilize the treasury stock method in determining the dilutive effect of outstanding stock options and RSUs. Our basic earnings per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and RSUs utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

Critical Accounting Policies

        Our critical accounting policies disclosures are included in our Annual Report on Form 10-K for the year ended December 31, 2010. Management believes that there have been no material changes since December 31, 2010. We have not substantively changed the application of our policies and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.

Recent Accounting Pronouncements

        In April 2010, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2010-16, Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities ("ASU 2010-16"). ASU 2010-16 codifies the consensus reached in Emerging Issues Task Force Issue No. 09-F, "Casino Base Jackpot Liabilities." ASU 2010-16 amends the FASB Accounting Standards Codification™ to clarify that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance in this ASU applies to both base and progressive jackpots. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, thus we have implemented the guidance effective January 1, 2011.

        We analyzed the gaming regulations within each of our key jurisdictions to ascertain the necessary adjustments to be made to our financial records associated with the adoption of ASU 2010-16. Based upon our assessment of those regulations, we determined that an increase in the progressive jackpot liability was required for our Mountaineer property and a decrease in the progressive jackpot liability was required for our Presque Isle Downs property. On a combined basis, the adoption resulted in a net decrease in the progressive jackpot liability of approximately $184,000. The amendments, resulting from the adoption of ASU 2010-16, were applied by recording a cumulative-effect adjustment of approximately $7,000 increase to beginning retained earnings (net of $61,000 of deferred income taxes and $116,000 of deferred gaming taxes) at January 1, 2011.

        In December 2010, the FASB issued ASU 2010-28-When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU 2010-28") which is effective for public companies with a fiscal year or interim period beginning after December 15, 2010. Early adoption is prohibited. ASU 2010-28 amend ASC 350-20 to modify Step 1 of the goodwill impairment analysis for reporting units with zero or negative carrying amounts. ASU 2010-28 indicates that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test when it is more likely than not that a goodwill impairment exists. We have evaluated the requirements of ASU 2010-28 and implemented the guidance effective January 1, 2011.

        At January 1, 2011, goodwill of approximately $494,000 existed as Presque Isle Downs and was associated with the 2007 acquisition of an off-track wagering facility in Erie, PA. The carrying value of the net assets of Presque Isle Downs is negative (which is attributed primarily to debt incurred in connection with the original construction of the casino and race track). At December 31, 2010, this resulted in a reporting unit fair value in excess of carrying value, thus precluding further analysis pursuant to Step 2 under ASC 350, prior to the adoption of ASU 2010-28. Upon adoption of ASU 2010-28, we reassessed the Presque Isle Downs goodwill pursuant to the provisions thereof and determined that further analysis was required to assess the carrying value of goodwill. Upon application of Step 2 of the goodwill impairment test, including allocation of the fair value of the reporting unit to the various tangible and intangible assets and liabilities of Presque Isle Downs, we concluded that the goodwill was impaired. Impairment was recorded through an adjustment to decrease beginning retained earnings of approximately $289,000 (net of $205,000 of deferred income taxes) at January 1, 2011, to reflect the adoption of ASU 2010-28 and the corresponding impairment of the Presque Isle Downs' goodwill.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. However, with the issuance of the fixed rate Senior Secured Notes in August and October 2009 and Senior Subordinated Notes in May 2006, our exposure to interest rate changes will be limited to amounts which may be outstanding under our Credit Facility. (See Liquidity and Sources of Capital included elsewhere within this report and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included in our Annual Report on Form 10-K for the year ended December 31, 2010).

        Depending upon the amounts outstanding under our Credit Facility, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $200,000, assuming that the entire amount of borrowings permitted under the Credit Facility was outstanding.

        At March 31, 2011, the fair value of amounts outstanding under our Credit Facility and other long-term debt approximates the carrying value, except for our Senior Secured Notes and Senior Subordinated Notes for which the fair value was determined based upon level 2 inputs (as defined by ASC 820, Fair Value Measurements and Disclosures) including quoted market prices and bond terms and conditions. The aggregate fair value of the Senior Secured Notes and Senior Subordinated Notes was $393.4 million at March 31, 2011.

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

 PART II
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        Edson R. Arneault and Gregory J. Rubino v. Individual Members and Employees of the Pennsylvania Gaming Control Board, MTR Gaming Group, Inc., et al; Case No. 2:05-mc-02025; United States District Court for the Western District of Pennsylvania.    On April 15, 2011, Messrs. Edson R. Arneault and Gregory J. Rubino, as co-plaintiffs, initiated legal action against individual members and employees of the Pennsylvania Gaming Control Board, MTR Gaming Group, Inc., as well as certain of its former and current officers and directors, Presque Isle Downs, Inc., Leonard Ambrose, III, Nicholas C. Scott and Scott's Bayfront Development, Inc. The lawsuit alleges a conspiracy by Company officials and the Pennsylvania Gaming Control Board to violate Messrs. Arneault and Rubino's due process and equal protection rights, as well as claims for promissory estoppel and unjust enrichment. Mr. Arneault is seeking recovery of legal fees relating to the renewal of his Pennsylvania gaming license and Mr. Rubino is seeking amounts he alleges are owing under his former consulting agreement with the Company and Presque Isle Downs, Inc. MTR Gaming Group, Inc, as well as certain of its former and current officers and directors, and Presque Isle Downs, Inc. believe this lawsuit is without merit, vehemently deny the allegations and intend to defend the case vigorously.

        Presque Isle Downs, Inc. v. Dwayne Cooper Enterprises, Inc. et al; Civil Action No. 10493-2009; Court of Common Pleas of Erie County, Pennsylvania.    On April 17, 2010, Presque Isle Downs, Inc. initiated legal action which named as defendants Dwayne Cooper Enterprises, Inc. ("DCE"), Turner Construction Company, and Rectenwald Buehler Architects, Inc. f/k/a Weborg Rectenwald Buehler Architects, Inc. with respect to the surveillance system that was installed as part of the original construction of Presque Isle Downs which opened on February 28, 2007. Shortly after the opening of Presque Isle Downs, it was discovered that certain equipment components of the surveillance system that were installed by DCE were defective or malfunctioning. Furthermore, various components of the surveillance system that DCE was required to install were not installed. As a result, during 2008 Presque Isle Downs was required to replace certain equipment components of the surveillance system at a cost of $1.9 million, and to write-off approximately $1.5 million related to the net book value of the equipment that was replaced. On April 5, 2011, Presque Isle Downs received a default judgment in the amount of $2.7 million against DCE for the failure to answer or otherwise respond to Presque Isle Downs' complaint. We are currently in the process of attempting to enforce the judgment. Any proceeds that may be received will be recorded as the amounts are realized.

        We are a party to various lawsuits, which have arisen in the normal course of our business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on our consolidated financial position or results of operations. Legal matters are discussed in greater detail in "Part I, Item 3. Legal Proceedings" and Note 8 to our Consolidated Financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 1A.    RISK FACTORS.

        A description of our risk factors can be found in "Part I, Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2010. There were no material changes to those risk factors during the three months ended March 31, 2011.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

        Not Applicable.

ITEM 4.    REMOVED AND RESERVED.

ITEM 5.    OTHER INFORMATION.

        Not Applicable.

ITEM 6.    EXHIBITS.

Exhibits	Item Title
10.1	Employment Agreement, dated as of January 6, 2011, by and between MTR Gaming Group, Inc. and Jeffrey J. Dahl (incorporated by reference to our current report on Form 8-K filed on January 10, 2011).
10.2	Employment Agreement, dated as of March 30, 2011, by and between MTR Gaming Group, Inc. and Joseph L. Billhimer (incorporated by reference to our current report on Form 8-K filed on April 4, 2011).
10.3	Form of Nonqualified Stock Option Award Agreement (2010 Long-Term Incentive Plan) (incorporated by reference to our current report on Form 8-K filed on February 3, 2011).
10.4	Form of Restricted Stock Unit Award Agreement (2010 Long-Term Incentive Plan) (incorporated by reference to our current report on Form 8-K filed on February 3, 2011).
10.5	Form of Cash-Based Performance Award Agreement (2010 Long-Term Incentive Plan) (incorporated by reference to our current report on Form 8-K filed on February 3, 2011).
31.1	Certification of Jeffrey J. Dahl pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Jeffrey J. Dahl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

 SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 10, 2011	MTR GAMING GROUP, INC.
	By:	/s/ JEFFREY J. DAHL Jeffrey J. Dahl PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR
	By:	/s/ JOHN W. BITTNER, JR. John W. Bittner, Jr. EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

 Exhibit Index

Exhibits	Item Title
10.1	Employment Agreement, dated as of January 6, 2011, by and between MTR Gaming Group, Inc. and Jeffrey J. Dahl (incorporated by reference to our current report on Form 8-K filed on January 10, 2011).
10.2	Employment Agreement, dated as of March 30, 2011, by and between MTR Gaming Group, Inc. and Joseph L. Billhimer (incorporated by reference to our current report on Form 8-K filed on April 4, 2011).
10.3	Form of Nonqualified Stock Option Award Agreement (2010 Long-Term Incentive Plan) (incorporated by reference to our current report on Form 8-K filed on February 3, 2011).
10.4	Form of Restricted Stock Unit Award Agreement (2010 Long-Term Incentive Plan) (incorporated by reference to our current report on Form 8-K filed on February 3, 2011).
10.5	Form of Cash-Based Performance Award Agreement (2010 Long-Term Incentive Plan) (incorporated by reference to our current report on Form 8-K filed on February 3, 2011).
31.1	Certification of Jeffrey J. Dahl pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Jeffrey J. Dahl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

QuickLinks

MTR GAMING GROUP, INC. TABLE OF CONTENTS
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
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 4. CONTROLS AND PROCEDURES.
PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 1A. RISK FACTORS.
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
  ITEM 4. REMOVED AND RESERVED.
  ITEM 5. OTHER INFORMATION.
  ITEM 6. EXHIBITS.
SIGNATURES
Exhibit Index