Form 10-Q
period 2011-06-30
MTR GAMING GROUP INC
filed 2011-08-09
CIK 834162

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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

COMMON STOCK, $.00001 PAR VALUE
Class
27,637,686
Outstanding at August 9, 2011

 MTR GAMING GROUP, INC.
TABLE OF CONTENTS

 PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30 2011	December 31 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,515	$53,820
Restricted cash	1,389	1,143
Accounts receivable, net of allowance for doubtful accounts of $372 in 2011 and $386 in 2010	3,180	2,790
Inventories	3,452	3,476
Deferred financing costs	4,051	4,106
Prepaid expenses and other current assets	6,918	5,177

Total current assets	78,505	70,512
Property and equipment, net	304,181	314,484
Goodwill	—	494
Other intangibles	85,577	85,529
Deferred financing costs, net of current portion	6,185	8,113
Deposits and other	1,903	1,984
Non-operating real property	11,986	12,215
Assets of discontinued operations	178	178

Total assets	$488,515	$493,509

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,019	$1,887
Accounts payable—gaming taxes and assessments	2,653	7,968
Accrued payroll and payroll taxes	3,934	3,861
Accrued interest	16,701	16,702
Accrued income taxes	2,199	546
Other accrued liabilities	9,569	9,052
Construction project and equipment liabilities	388	136
Deferred income taxes	119	64
Current portion of long-term debt	1,325	1,255
Liabilities of discontinued operations	216	217

Total current liabilities	39,123	41,688
Long-term debt, net of current portion	377,394	376,830
Deferred income taxes	6,551	6,756

Total liabilities	423,068	425,274

Stockholders' equity:
Common stock	—	—
Additional paid-in capital	62,275	61,910
Retained earnings	3,206	6,359
Accumulated other comprehensive loss	(251)	(251)

Total stockholders' equity of MTR Gaming Group, Inc.	65,230	68,018
Non-controlling interest of discontinued operations	217	217

Total stockholders' equity	65,447	68,235

Total liabilities and stockholders' equity	$488,515	$493,509

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Revenues:
Gaming	$97,634	$99,732	$188,580	$191,591
Pari-mutuel commissions	3,293	3,634	4,379	4,947
Food, beverage and lodging	8,167	8,514	15,320	15,487
Other	4,221	2,256	5,760	3,865

Total revenues	113,315	114,136	214,039	215,890
Less promotional allowances	(2,796)	(2,514)	(5,182)	(4,909)

Net revenues	110,519	111,622	208,857	210,981

Operating expenses:
Expenses of operating departments:
Gaming	60,153	62,167	117,154	119,607
Pari-mutuel commissions	3,404	3,488	5,194	5,288
Food, beverage and lodging	5,900	6,135	11,343	11,583
Other	1,734	1,740	2,989	3,131
Marketing and promotions	2,916	3,514	6,238	6,399
General and administrative	13,287	13,547	26,582	27,219
Project-opening costs	7	1,023	7	1,098
Depreciation	6,981	7,073	14,054	14,365
(Gain) loss on the sale or disposal of property	(197)	57	(196)	123

Total operating expenses	94,185	98,744	183,365	188,813

Operating income	16,334	12,878	25,492	22,168
Other income (expense):
Interest income	8	8	16	12
Interest expense	(13,364)	(13,528)	(26,732)	(27,070)

Income (loss) from continuing operations before income taxes	2,978	(642)	(1,224)	(4,890)
(Provision) benefit for income taxes	(716)	132	(1,647)	1,243

Income (loss) from continuing operations	2,262	(510)	(2,871)	(3,647)

Discontinued operations:
Loss from discontinued operations before income taxes and non-controlling interest	—	(10)	—	(229)
Benefit for income taxes	—	3	—	80

Loss from discontinued operations before non-controlling interest	—	(7)	—	(149)
Non-controlling interest	—	—	—	(1)

Loss from discontinued operations	—	(7)	—	(150)

Net income (loss)	$2,262	$(517)	$(2,871)	$(3,797)

Net income (loss) per share—basic:
Income (loss) from continuing operations	$0.08	$(0.02)	$(0.10)	$(0.13)
Loss from discontinued operations	—	—	—	(0.01)

Net income (loss)	$0.08	$(0.02)	$(0.10)	$(0.14)

Net income (loss) per share—diluted:
Income (loss) from continuing operations	$0.08	$(0.02)	$(0.10)	$(0.13)
Loss from discontinued operations	—	—	—	(0.01)

Net income (loss)	$0.08	$(0.02)	$(0.10)	$(0.14)

Weighted average number of shares outstanding:
Basic	27,800,392	27,475,260	27,759,050	27,475,260

Diluted	27,869,684	27,475,260	27,759,050	27,475,260

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June 30
	2011	2010
Cash flows from operating activities:
Net loss	$(2,871)	$(3,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,054	14,365
Amortization of deferred financing fees	3,303	3,341
Bad debt expense	32	73
Stock-based compensation expense	567	229
Deferred income taxes	(6)	(450)
(Gain) loss on the sale or disposal of property	(196)	123
Change in operating assets and liabilities:
Accounts receivable	(422)	(767)
Prepaid income taxes	—	8,031
Other current assets	(1,833)	2,047
Accounts payable	(5,183)	(3,817)
Accrued liabilities	823	2,949
Accrued income taxes	1,653	—

Net cash provided by continuing operating activities	9,921	22,327
Net cash used in discontinued operating activities	(1)	(20)

Net cash provided by operating activities	9,920	22,307

Cash flows from investing activities:
Increase in restricted cash	(246)	(557)
Decrease in deposits and other	81	1,771
Proceeds from the sale of non-operating real property	425	1,370
Proceeds from the sale of property and equipment	6	162
Reimbursement of capital expenditures from the West Virginia Racing Commission	—	2,270
Capital expenditures	(3,757)	(10,521)
Payment of Pennsylvania table games license and related fees	(48)	(16,508)

Net cash used in investing activities	(3,539)	(22,013)

Cash flows from financing activities:
Proceeds from credit facility	—	10,000
Proceeds from equipment financing	—	679
Principal payments on long-term debt and capital lease obligations	(616)	(5,344)
Financing costs paid	(70)	(1,797)

Net cash (used in) provided by financing activities	(686)	3,538

Net increase in cash and cash equivalents	5,695	3,832
Cash and cash equivalents, beginning of year	53,820	44,755

Cash and cash equivalents, end of year	$59,515	$48,587

Cash paid during the year for:
Interest paid	$23,430	$21,241

Income taxes refunded	$—	$(8,906)

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of MTR Gaming Group, Inc. and Subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

        The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        The Company, through our wholly-owned subsidiaries, owns and operates Mountaineer Casino, Racetrack & Resort in Chester, West Virginia ("Mountaineer"); Presque Isle Downs & Casino in Erie, Pennsylvania ("Presque Isle Downs"); and Scioto Downs in Columbus, Ohio. Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs, Inc. In addition, Presque Isle Downs commenced table gaming operations on July 8, 2010.

        Discontinued operations, as discussed in Note 6, include (i) MTR-Harness, Inc. and its interest in North Metro Harness Initiative, LLC; (ii) Jackson Racing, Inc. and its interest in Jackson Trotting Association, LLC; (iii) Binion's Gambling Hall & Hotel; and (iv) the Ramada Inn and Speedway Casino.

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

        At January 1, 2011, goodwill of approximately $494,000 existed at Presque Isle Downs and was associated with the 2007 acquisition of an off-track wagering facility in Erie, Pennsylvania. The carrying value of the net assets of Presque Isle Downs is negative (which is attributed primarily to debt incurred in connection with the original construction of the casino and race track). At December 31, 2010, this resulted in a reporting unit fair value in excess of carrying value, thus precluding further analysis pursuant to Step 2 under ASC 350, prior to the adoption of ASU 2010-28. Upon adoption of ASU 2010-28, we reassessed the Presque Isle Downs goodwill pursuant to the provisions thereof and determined that further analysis was required to assess the carrying value of goodwill. Upon application of Step 2 of the goodwill impairment test, including allocation of the fair value of the reporting unit to the various tangible and intangible assets and liabilities of Presque Isle Downs, we concluded that the goodwill was impaired. Impairment was recorded through an adjustment to decrease beginning retained earnings of approximately $289,000 (net of $205,000 of deferred income taxes) at January 1, 2011, to reflect the adoption of ASU 2010-28 and the corresponding impairment of the Presque Isle Downs' goodwill.

        In June 2011, the FASB issued new guidance to increase the prominence of other comprehensive income in financial statements. This guidance provides the option to present the components of net income and comprehensive income in either one single statement or in two consecutive statements reporting net income and other comprehensive income. This guidance is effective for the Company beginning in fiscal year 2012. The adoption of this guidance will not have a material impact on our consolidated financial statements.

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

        The fair value of our cash equivalents approximates the carrying value at June 30, 2011 and December 31, 2010. The fair value was determined based on Level 1 inputs.

        Pursuant to the provisions of our Credit Facility (see Note 9), any outstanding borrowings bore interest based on the prevailing interest rates. As such, the carrying value of any outstanding borrowings was presumed to approximate fair value. There were no amounts outstanding at June 30, 2011 and December 31, 2010. The fair value of our $260 million 12.625% Senior Secured Notes (see Note 9)was $272.4 million at June 30, 2011 and $270.1 million at December 31, 2010, compared to carrying values of $252.4 million and $251.1 million at June 30, 2011 and December 31, 2010, respectively. The fair value of our $125 million 9% Senior Subordinated Notes (see Note 9) was $118.6 million at June 30, 2011 and $111.9 million at December 31, 2010, compared to a carrying value of $125 million. The fair values of our Senior Secured Notes and our Senior Subordinated Notes were determined based on Level 2 inputs including quoted market prices and bond terms and conditions.

        Our Senior Secured Notes, our Senior Subordinated Notes, and amounts outstanding under our other debt financing arrangements were stated at carrying value as long-term debt in our consolidated balance sheets as of June 30, 2011 and December 31, 2010.

NOTE 4—SCIOTO DOWNS

        In June 2011, Governor of Ohio's administration announced it had reached agreements with two casino operators in Ohio regarding the expansion of gaming within the state. The announced agreements provided a framework for the expansion of gaming in Ohio including the installation of video lottery terminals ("VLTs") at Ohio's existing horse racetracks. The agreements included the below proposed terms for racetrack owners seeking to become VLT sales agents:

  •
  $50.0 million licensing fee ($10.0 million payable upon application, $15.0 million payable at the onset of VLT sales and $25.0 million payable one year after the onset of VLT sales);

  •
  Commission for VLT sales agents (the amount of sales revenue the racetrack owners would be permitted to retain) would not exceed 66.5%;

  •
  Required investment of at least $150.0 million in the facilities within three (3) years following licensure, including VLT machines, with a maximum credit of $25.0 million allowed for the value of existing facilities and land;

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—SCIOTO DOWNS (Continued)

  •
  Facilities would be required to open within three (3) years of license approval;

  •
  The state would consider transferring horse racing permits from current track locations to new temporary locations, which may include the Dayton and Youngstown areas, at a later date;

  •
  No VLT sales can commence prior to VLT licensees reaching an agreement with the horse racing industry on funds to benefit the horse racing industry; and

  •
  For the first ten (10) years of operation, VLT agent licenses would be granted only to horse racing permit holders.

        On June 29, 2011, the Ohio legislature approved a bill that would permit any owner of an Ohio racetrack eligible for a permit to operate VLTs to apply to the Ohio State Racing Commission within a two-year period following the effective date of the legislation for a transfer of its racetrack license. To the extent that any such transfer is approved, the owner of such facility will be permitted to operate a temporary facility at its new location while constructing or otherwise preparing its new track, as will the casinos. We expect the racetracks will be authorized to have temporary facilities. Any transfer of an existing racetrack license will be subject to payment of a relocation fee and any such temporary facility will be required to meet minimum capital investment and structure requirements, each to be established by the Ohio State Racing Commission. The legislation provides, however, that an owner of an Ohio racetrack located on property owned by a political subdivision may relocate its track to a new location within 20 miles of its current location and such owner may not be charged a relocation fee. One of our competitors, Penn National Gaming, Inc., has already informed the Ohio State Racing Commission that it will seek permission to relocate its Toledo and Columbus racetracks to Youngstown and Dayton. Relocation of an existing racetrack to Youngstown, Ohio would create significant additional competition in one of our primary markets. We expect that such additional competition could have a material adverse effect on our financial conditions and results of operations, particularly on our operations at Mountaineer.

        The terms applicable to licensing of VLT operations at Ohio's racetracks are not final and portions of the agreements may require approval by the Ohio legislature and action by the Ohio Lottery Commission to implement such terms. Further, VLTs cannot operate until tracks reach an agreement with the horse racing industry on funds to benefit the industry and the State of Ohio reserves the right to determine the terms of such an agreement if one is not reached by the time VLT sales are set to begin. In addition, the approval of VLT operations at racetracks may be subject to litigation seeking to prevent such gaming activities, which could be protracted and delay commencement of VLT operations. As a result, we cannot assure you that the operation of VLTs at the racetracks will be approved on the terms described above or the timing of commencement of operations of VLTs at racetracks in Ohio.

        Scioto Downs is one of seven racetracks in Ohio that will be able to apply for a three-year renewable sales agent license to operate a VLT facility at its existing racetrack. For the first ten (10) years, we expect such VLT licenses to be granted only to the existing seven racetracks. We intend to apply for a license to operate VLTs at Scioto Downs and have undertaken substantial planning activities to redevelop Scioto Downs. The gaming facility build out is expected to encompass approximately 130,000 square feet, including 70,000 square feet of gaming space to accommodate up to 2,500 VLTs and four food and beverage outlets. We believe construction of the new facility, which will be in two phases, will take approximately ten months from commencement of construction. Development,

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—SCIOTO DOWNS (Continued)

construction and equipment costs are expected to be approximately $125.0 million over a required three-year period, not including the $50 million license fee. We believe we are well positioned to receive the VLT license approval to install VLTs at the Scioto Downs property and we expect that we will open the new facility in the first quarter of 2012 with 2,000 VLTs and the facility will be fully operational in the second quarter of 2012 with 500 additional VLTs. However, there can be no assurance that we will receive a license to operate VLTs at Scioto Downs or as to actual timing of the opening of the facility, which may be affected by a number of factors beyond our control.

NOTE 5—PROPERTY AND EQUIPMENT

        From time to time, we may dispose of real property, equipment or other assets that do not continue to support the operation of our core properties. In February 2010, we agreed in principle to a listing agreement with a commercial real estate broker to actively market our non-operating real properties. However, although it is our intent to enter into a listing agreement, an agreement has not been finalized. Based upon the determination in 2009 of our intent to sell the properties and changes in market conditions, we performed an evaluation to determine that the properties were carried at the lower of carrying value or fair value, as determined by an independent appraisal, less cost to sell. As a result, the carrying values were adjusted. Other than the sales completed during 2010 and 2011, the remaining properties do not meet the classification criteria established in ASC 360 and as such are not classified as held for sale at June 30, 2011 and December 31, 2010. These properties are included in non-operating real properties in our accompanying consolidated balance sheets at June 30, 2011 and December 31, 2010.

        On April 14, 2011, we completed the sale of 21 acres of non-operating real property land holdings in West Virginia for approximately $425,000, after estimated closing costs. This transaction resulted in a gain on sale of approximately $196,000. The carrying value of this property was included in non-operating real properties in our consolidated balance sheet as of December 31, 2010.

        On May 10, 2011, Mountaineer entered into lease agreements with Chesapeake Appalachia, LLC ("Chesapeake") to lease mineral rights (primarily oil and gas) with respect to approximately 1,707 acres in West Virginia that Mountaineer controls or holds the mineral rights. The agreements have an initial term of five (5) years, with an option to extend for an additional five (5) year term. The agreements required Chesapeake to pay Mountaineer a lease bonus payment of $1,265 per acre on land parcels totaling 1,454 acres, for a total of approximately $1.8 million, which was included in other revenues in our accompanying statement of operations for the three and six months ended June 30, 2011. In addition, Mountaineer will receive a 14% royalty on the sale of any oil or gas retrieved by Chesapeake. The lease bonus payment on the remaining 253 acres of property, at $1,265 per acre, will be paid upon the release of certain liens on that property. Such future royalty and lease bonus payments will be recognized as other revenues in our statements of operations when received. Mountaineer will continue to retain the ownership rights in all of the property and has the ability to sell the property subject to the terms of the lease agreements.

        During the six months ended June 30, 2010, we disposed of gaming equipment which resulted in losses in the aggregate amount of $157,000. In addition, we sold various parcels of non-operating real property land holdings located in West Virginia and Pennsylvania for aggregate proceeds of

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 5—PROPERTY AND EQUIPMENT (Continued)

approximately $1.4 million, after closing costs. These transactions, when aggregated, resulted in a net gain on sale of approximately $36,000.

        During the six months ended June 30, 2010, the West Virginia Racing Commission provided reimbursement for capital expenditures aggregating $2.3 million. No such reimbursements occurred during the six months ended June 30, 2011.

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

        On March 7, 2008, we sold 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owned and operated Binion's Gambling Hall & Hotel located in Las Vegas, Nevada ("Binion's"), and Speakeasy Fremont Experience Operating Company in accordance with the terms of a Stock Purchase Agreement dated June 26, 2007 (as subsequently amended), executed between the Company and TLC Casino Enterprises, Inc. ("TLC"). In connection with our original acquisition of Binion's, we provided limited guarantees on certain land leases that expired in March 2010. TLC remained obligated to use its reasonable best efforts to assist us in obtaining releases of these guarantees, to pay the rent underlying the leases we guaranteed on a timely basis, and to indemnify us in the event we were required to pay the land lease obligations pursuant to the guarantees.

        Since July 2009, TLC paid only a portion of total monthly rent with respect to one of the leases we guaranteed. Upon the demand of the landlord that we make monthly payments pursuant to our guarantee, we paid the amounts demanded (approximately $0.7 million in the aggregate through March 2010), thus curing the events of default. We demanded reimbursement from TLC, and commenced legal action for indemnification pursuant to the Stock Purchase Agreement. On October 27, 2009, we reached a settlement with TLC whereby TLC agreed to confess judgment as to amounts we paid and amounts that may be paid by us through the expiration of the guarantees, certain legal fees and interest at the rate of 10% on amounts actually paid by us with respect to the rental payments. We agreed to forbear from enforcing the judgment for two years, provided however that the forbearance will terminate under certain conditions or if there is a change in control of TLC. During the forbearance period, TLC is also obligated to make payments in partial satisfaction of the judgment in the event TLC raises any capital through debt or equity. Through June 30, 2011, TLC has reimbursed us $25,000 for legal fees that we had incurred in connection with our collection efforts.

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

        The assets and liabilities of the above discontinued operations have been reflected as assets and liabilities of discontinued operations in our consolidated balance sheets as of June 30, 2011 and December 31, 2010, and the operating results and cash flows have been reflected as discontinued operations for the three and six months ended June 30, 2011 and 2010.

        During the three and six months ended June 30, 2010, we incurred a pre-tax loss on discontinued operations in the aggregate amount of approximately $10,000 and $0.2 million, respectively, comprised primarily of rental payments associated with Binion's that were paid on one of the land leases we guaranteed, as discussed above.

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

        On January 10, 2011, the Company granted, pursuant to the execution of an employment agreement with our President and Chief Executive Officer, nonqualified stock options to purchase a total of 150,000 shares of the Company's common stock at a purchase price of $2.04 per share, the NASDAQ average price per share on that date. One-third of the options vested and became exercisable on the date of grant, and the remaining two-thirds of which will vest and become exercisable in equal installments on the first and second anniversaries of the effective date of the employment agreement, subject to continued employment with the Company as of each applicable vesting dates. The weighted average grant date fair value of the 150,000 options was $1.32 per share and was determined using a Black-Scholes option pricing model.

        On January 21, 2011, in connection with the termination without cause of our former chief operating officer, 125,000 RSUs and a cash award of $93,500 vested and became non-forfeitable upon termination, pursuant to a Restricted Stock and Cash Award Agreement.

        On January 28, 2011, the Compensation Committee of the Board of Directors of the Company approved the grant of (i) nonqualified stock options to purchase a total of 340,500 shares of the Company's common stock at a purchase price of $2.32 per share, the NASDAQ average price per share on that date; (ii) a total of 113,600 RSUs with a fair value of $2.32 per unit, the NASDAQ Official average price per share on that date; and (iii) cash-based performance awards totaling $604,700 to executive officers and certain key employees under the Company's 2010 Long-Term Incentive Plan. The stock options will vest and become exercisable in three equal installments in the amounts of 33% on each of the first and second anniversaries of the date of grant and 34% on the third anniversary of the date of grant. Further, all unvested options will fully vest and become exercisable immediately upon

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 7—EQUITY TRANSACTIONS AND EARNINGS PER SHARE (Continued)

(i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The weighted average grant date fair value of the 340,500 options was $1.52 per share. The RSUs will vest and become non-forfeitable upon the third anniversary of the date of grant; and all unvested RSUs will vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The cash-based performance awards are contingent upon the achievement of differing levels of performance (as defined) and are measured by the level of the Company's Corporate Free Cash Flow (as defined) over a one-year Performance Period, which is defined as calendar year 2011. The awards earned, if any, will vest and become payable at the end of the Vesting Period, defined as the two calendar year period following the Performance Period. The earned awards also vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company.

        On March 28, 2011, in connection with the termination of a key employee, 51,433 RSUs, 54,200 stock options and cash awards of $121,300 were forfeited.

        On May 4, 2011, the Compensation Committee of the Board of Directors of the Company approved the grant of (i) nonqualified stock options to purchase a total of 46,500 shares of the Company's common stock at a purchase price of $2.78 per share, the NASDAQ average price per share on that date; (ii) a total of 15,600 RSUs with a fair value of $2.78 per unit, the NASDAQ Official average price per share on that date; and (iii)) a cash-based performance award totaling $100,000 to an executive officer under the Company's 2010 Long-Term Incentive Plan. The stock options will vest and become exercisable in three equal installments in the amounts of 33% on each of the first and second anniversaries of the date of grant and 34% on the third anniversary of the date of grant. Further, all unvested options will fully vest and become exercisable immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The weighted average grant date fair value of the 46,500 options was $1.83 per share. The RSUs will vest and become non-forfeitable upon the third anniversary of the date of grant; and all unvested RSUs will vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The cash-based performance awards are contingent upon the achievement of differing levels of performance (as defined) and are measured by the level of the Company's Corporate Free Cash Flow (as defined) over a one-year Performance Period, which is defined as calendar year 2011. The awards earned, if any, will vest and become payable at the end of the Vesting Period, defined as the two calendar year period following the Performance Period. The earned awards also vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 7—EQUITY TRANSACTIONS AND EARNINGS PER SHARE (Continued)

        The restricted stock unit and stock option activity for the six months ended June 30, 2011 was as follows:

	Restricted Stock Units		Stock Options
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price
Unvested or outstanding as of December 31, 2010	350,000	$1.81	398,000	$11.46
Granted	129,200	2.39	537,000	2.28
Vested or exercised	(181,668)	1.79	—	—
Expired	—	—	(65,000)	7.30
Forfeited	(51,433)	1.97	(54,200)	2.32

Unvested or outstanding as of June 30, 2011	246,099	$2.10	815,800	$6.36

Exercisable June 30, 2011			383,000	$10.94

        Total stock compensation expense recognized during the three months ended June 30, 2011 was $106,000, including $58,000 related to stock options and $48,000 related to RSUs. During the six months ended June 30, 2011, total stock compensation expense was $405,000, including $163,000 related to stock options and $242,000 related to RSUs. Total stock compensation recognized during the three months ended June 30, 2010 was $130,000, including $23,000 related to stock options and $107,000 related to RSUs. During the six months ended June 30, 2010, we recognized stock compensation expense of $229,000, including $45,000 related to stock options and $184,000 related to RSUs.

        As of June 30, 2011, we had approximately $557,000 and $444,000 of unrecognized compensation cost related to unvested stock options and RSUs, respectively, that is expected to be recognized over a weighted-average period of approximately 2.43 years and 2.34 years, respectively.

        We utilize the treasury stock method in determining the dilutive effect of outstanding stock options and RSUs. Our basic earnings per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, RSUs, and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences. The number of additional shares is calculated by assuming that restricted stock units were converted and outstanding stock options were exercised, and that the proceeds from such activity were used to acquire shares of common stock at the average market price during the reporting period. For the three months ended June 30, 2011, unvested RSUs of 69,292 were included in the computation of diluted earnings per share, however outstanding options to purchase 815,800 shares of common stock were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the three months ended June 30, 2010, unvested RSUs of 595,000 and outstanding options to purchase 668,000 shares of common stock were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the six months ended June 30, 2011 and 2010,

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 7—EQUITY TRANSACTIONS AND EARNINGS PER SHARE (Continued)

respectively, options to purchase 815,800 and 668,000 shares of common stock and RSUs of 426,000 and 595,000 were outstanding but were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive.

NOTE 8—INCOME TAXES

        The income tax provision from continuing operations for the six months ended June 30, 2011 results in an effective tax rate that has an unusual relationship to the Company's pretax loss for the six months ended June 30, 2011. This is due to an increase in the valuation allowance that we recorded in connection with our deferred tax asset/liability position discussed in detail below. The income tax provision also includes a state income tax provision associated with the operations of our Pennsylvania subsidiary, Presque Isle Downs, Inc.

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

        For income tax purposes, we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record additional valuation allowances for the year ending December 31, 2011. The increase in the valuation allowance for the six months ended June 30, 2011 was $1.4 million.

        We recognize interest expense and penalties related to uncertain tax positions in income tax expense. During the three months ended June 30, 2011 and 2010, we recognized interest expense of approximately $5,000 and $6,000, respectively. During the six months ended June 30, 2011 and 2010, we recognized interest expense of $16,000 and $12,000, respectively.

        The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0.1 million. We do not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

        The Company and its subsidiaries file a consolidated federal income tax return and consolidated and separate income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examinations for years before 2004. We are currently under examination by the Internal Revenue Service for the tax year ended December 31, 2007. We do not expect the results of the audit to have a material impact on our consolidated financial statements.

NOTE 9—LONG-TERM DEBT

        At June 30, 2011, we had total debt in aggregate principal amount of $378.7 million (net of discounts), of which $125.0 million was outstanding under our 9% Senior Subordinated Notes and $252.4 million (net of discounts) was outstanding under our 12.625% Senior Secured Notes, and cash

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 9—LONG-TERM DEBT (Continued)

collateralized letters of credit for approximately $0.2 million were outstanding. There were no borrowings outstanding under our former credit facility which we entered into on March 18, 2010. In connection with the refinancing transaction discussed below, our former credit facility was terminated and we entered into a new senior secured revolving credit facility.

Refinancing

        In July 2011, we announced several transactions by which we proposed to address (i) the upcoming maturity of our $125 million 9% Senior Subordinated Notes due June 1, 2012 and (ii) the funding required to establish a new video lottery terminal ("VLT") gaming facility at Scioto Downs, which we plan to open in 2012 following receipt of required regulatory approval (see Note 4). Specifically, we:

  •
  commenced a cash tender offer and consent solicitation for any and all of our outstanding $125 million in aggregate principal amount of 9% Senior Subordinated Notes due June 1, 2012 (the "2012 Notes");

  •
  commenced a cash tender offer and consent solicitation for any and all of our outstanding $260 million in aggregate principal amount of $12.625% Senior Secured Notes due July 15, 2014 (the "2014 Notes"); and

  •
  announced our intention to offer, in a private placement under Rule 144A of the Securities Act of 1933, as amended, $565 million in aggregate principal amount of Senior Secured Second Lien Notes due August 1, 2019.

        On August 1, 2011, after receiving the required consents of the holders of our 2012 Notes and 2014 Notes to permit the proposed amendments to the indentures governing the 2012 Notes and the 2014 Notes which eliminated substantially all of the restrictive covenants contained in such indentures and released the collateral securing our obligations under the 2014 Notes, we completed the offering of $565 million in aggregate principal amount of Senior Secured Second Lien Notes due August 1, 2019 (the "Notes") at an issue price equal to 97% of the aggregate principal amount of the Notes. The Notes were issued pursuant to an indenture, dated as of August 1, 2011 (the "Indenture"), among the Company, Mountaineer Park, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc. (each, a wholly-owned subsidiary of the Company and as a guarantor, the "Guarantors") and Wilmington Trust, National Association, as Trustee and as Collateral Agent. The net proceeds of the sale of the Notes were utilized to:

  •
  repurchase all of our outstanding 2012 Notes that were tendered in connection with the tender offer and consent solicitation and pay the accrued and unpaid interest thereon;

  •
  repurchase all of our outstanding 2014 Notes that were tendered in connection with the tender offer and consent solicitation and pay the accrued and unpaid interest thereon;

  •
  pay consent fees associated with the solicitation of consents to certain amendments to the indentures governing the 2012 Notes and 2014 Notes;

  •
  fund the redemption of the 2012 Notes and 2014 Notes that remained outstanding following the completion and settlement of the tender offers and consent solicitations and pay accrued and unpaid interest thereon;

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 9—LONG-TERM DEBT (Continued)

  •
  pay fees and expenses incurred in connection with the offering of the Notes and the tender offers and consent solicitations; and

  •
  provide necessary funding to establish a new VLT gaming facility at Scioto Downs.

        Under the terms of the offer to purchase the 2012 Notes, holders of approximately $99.0 million of the $125 million 2012 Notes who tendered their notes and delivered consents received $1,002.50 per $1,000.00 of the aggregate principal amount of the notes tendered and accrued and unpaid interest thereon. The 2012 Notes that remained outstanding following the consummation of the tender offers will be redeemed on August 31, 2011, and the holders of such notes will receive a redemption price of 100% of the aggregate principal amount of such notes and accrued and unpaid interest thereon. Since the 2012 Notes were refinanced on a long-term basis subsequent to June 30, 2011, the 2012 Notes were not classified as current obligations in our accompanying consolidated balance sheet at June 30, 2011.

        Under the terms of the offer to purchase the 2014 Notes, holders of approximately $232.8 million of the $260 million 2014 Notes who tendered their notes and delivered consents received $1,065.63 per $1,000.00 of the aggregate principal amount of the notes tendered and accrued and unpaid interest thereon. The 2014 Notes that remained outstanding following the consummation of the tender offers will be redeemed on August 31, 2011, and the holders of such notes will receive a redemption price of 106.313% of the aggregate principal amount of such notes and accrued and unpaid interest thereon.

        We expect to incur a pretax loss on debt extinguishment of approximately $34.4 million related to the refinancing, which will be recorded during the third quarter of 2011.

        The Notes will mature on August 1, 2019, with interest payable semi-annually in arrears on February 1 and August 1 of each year. Until and including the interest payment due on August 1, 2013, interest will be payable, at the election the Company, (i) entirely in cash or (ii) at a rate of 10.50% in cash and a rate of 1.00% paid in kind by increasing the principal amount of the outstanding Notes or by issuing additional PIK Notes, as defined in the Indenture. The initial interest payment due on February 1, 2012 will be in cash and PIK Interest, as defined in the Indenture.

        The Notes and the guarantees are the Company's and the Guarantors' senior secured obligations and are jointly and severally, fully, and unconditionally guaranteed by the Guarantors, as well as future subsidiaries, other than our immaterial subsidiaries and unrestricted subsidiaries. The Notes and the guarantees rank equally in right of payment with all of the Company's and the Guarantors' existing and future senior debt and senior in right of payment to all of the Company's and the Guarantors' future subordinated debt. The Notes and the guarantees will be effectively junior to any of the Company's and the Guarantors' existing and future debt that is secured by senior or prior liens on the collateral, including indebtedness under the Company's new senior secured revolving credit facility, as discussed below, to the extent of the value of the collateral securing such obligations. The Notes and the guarantees will be structurally subordinated to all existing and future liabilities of the Company's subsidiaries that do not guarantee the Notes.

        The Notes are secured by a second priority lien on substantially all of the assets of the Company and the Guarantors, other than excluded property. Excluded property include (i) property, including gaming licenses and gaming equipment that cannot be collateral pursuant to applicable law, (ii) contracts that prohibit the grant of a security interest therein, (iii) motor vehicles, vessels, aircraft and other similar property, (iv) property subject to purchase money liens or capital leases permitted to

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 9—LONG-TERM DEBT (Continued)

be incurred under the Indenture, (v) certain intellectual property rights, (vi) certain parcels of non-core land, including a portion of the real property subject to the Chesapeake mineral rights lease (see Note 5), and real estate that is not material real property, (vii) capital stock of the Company's subsidiaries and (viii) deposit accounts. Excluded property, however, does not include proceeds of any such assets (unless such proceeds would otherwise constitute excluded property).

        On or after August 1, 2015, we may redeem all or a portion of the Notes upon not less than 30 nor more than 60 days' notice, at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest and additional interest, if any, on the Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on August 1 of the years indicated below:

Year	Percentage
2015	106.000%
2016	103.000%
2017 and thereafter	100.000%

        If we experience certain change of control events (as defined in the Indenture), we must offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date.

        If we sell assets or experience certain events of loss under certain circumstances and do not use the proceeds for specified purposes, we must offer to repurchase the Notes at 100% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date.

        If we have excess cash flow (as defined in the Indenture) for any fiscal year, commencing with the fiscal year ending December 31, 2012, and our consolidated total debt ratio is equal to or greater than 4.0:1.0, we must offer to purchase a portion of the outstanding Notes at a redemption price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase with 75% of our excess cash flow in excess of $7.5 million for such fiscal year. In addition, we must offer to purchase $150.0 million of the Notes if we fail to receive a license to operate VLTs at Scioto Downs from the Ohio Lottery Commission by June 1, 2012. We may offer to purchase such Notes prior to such date if we reasonably determine that it is unlikely that we will obtain such license prior to such date. The Notes are subject to redemption imposed by gaming laws and regulations of applicable gaming regulatory authorities.

        Until the Company is granted a license to operate VLTs at Scioto Downs or has deposited payment for the offer to purchase the Notes as described in the preceding paragraph with the paying agent, we cannot utilize $130.0 million of the net proceeds of the Notes. Such net proceeds have been deposited into a segregated account in which the Collateral Agent, on behalf of the holders of the Notes, shall have a perfected first-priority security interest. Prior to the receipt of the license, no withdrawals are permitted from the segregated account except in connection with the consummation of the offer to purchase the Notes pursuant to the preceding paragraph. Upon the satisfaction of the licensing requirement, we will be permitted to utilize the $130.0 million portion of the net proceeds of the Notes for the establishment, construction, development or operation of VLTs at Scioto Downs.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 9—LONG-TERM DEBT (Continued)

        The Indenture contains certain covenants limiting, among other things, our ability and the ability of our subsidiaries (other than its unrestricted subsidiaries) to:

  •
  incur additional indebtedness;

  •
  create, incur or suffer to exist certain liens;

  •
  pay dividends or make distributions on capital stock or repurchase capital stock;

  •
  make certain investments;

  •
  place restrictions on the ability of subsidiaries to pay dividends or make other distributions to the Company;

  •
  sell certain assets or merge with or consolidate into other companies; and

  •
  enter into certain types of transactions with the stockholders and affiliates.

        These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such Notes to be declared due and payable.

        Under the registration rights agreement applicable to the Notes, we are required to file an exchange offer registration statement, which registration statement must be declared effective within 225 days following the date of issuance of the Notes, and to use reasonable best efforts to complete an offer to exchange the Notes for equivalent registered securities within 45 days of the registration statement being declared effective. In addition, under certain circumstances, we are required to file a shelf registration statement to cover resales of the Notes. The Securities and Exchange Commission has broad discretion to determine whether any registered exchange offer or shelf registration statement will be declared effective and may delay or deny the effectiveness of any such registration statement filed by us for a variety of reasons. We will be required to pay liquidated damages on the Notes if we fail to comply with certain requirements in connection with the exchange offer registration statement and, if applicable, a shelf registration statement.

New Credit Facility

        On August 1, 2011, we terminated our former credit facility and entered into a new senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. No amounts have been drawn under the Credit Facility. The interest rate per annum applicable to loans under the Credit Facility will be, at the Company's option, either (i) LIBOR plus a spread, or (ii) base rate, which will be the "prime rate" of interest in effect on the day of the borrowing request as published in the Wall Street Journal, plus a spread.

        The Credit Facility is secured by substantially the same assets securing the Notes (and including securities of the Company's subsidiaries to the extent permitted by law). Borrowings under the Credit Facility are guaranteed by all of our existing and future domestic restricted subsidiaries. The security interest in the collateral that secures the Credit Facility is senior to the security interest in the collateral that secures the Notes.

        The Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiary guarantors to incur additional

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 9—LONG-TERM DEBT (Continued)

indebtedness or become a guarantor; create a lien on collateral; engage in mergers, consolidations or asset dispositions; pay dividends or make distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries; make capital expenditures; or modify its line of business. The Credit Facility also includes certain financial covenants, including the requirements that the Company maintain throughout the term of the Credit Facility and measured as of the end of each fiscal quarter, the following maximum consolidated leverage ratios: (i) 7.75:1.00 for the fiscal quarters ending September 30, 2011 through June 30, 2012, (ii) 7.50:1.00 for the fiscal quarters ending September 30, 2012 and December 31, 2012, (iii) 7.00:1.00 for the fiscal quarters ending March 31, 2013 through September 30, 2013, and (iv) 6.50:1.00 for the fiscal quarters ending December 31, 2013 through December 31, 2015. In addition, the Company will be required to maintain a minimum consolidated interest coverage ratio not greater than: (i) 1.25:1.00 for the fiscal quarters ending September 30, 2011 through March 31, 2012, (ii) 1.30:1.00 for the fiscal quarter ending June 30, 2012, and (iii) 1.40:1.00 for the fiscal quarters ending September 30, 2012 through December 31, 2015 and a minimum consolidated EBITDA amount of (x) $60.0 million for the fiscal quarters ending September 30, 2011 through December 31, 2012 and (y) $80.0 million for the fiscal quarters ending March 31, 2013 through December 31, 2015. Capital expenditures are also limited to $25.0 million per annum throughout the term of the Credit Facility. Our former credit facility also contained certain financial covenants whereby we were required to maintain a maximum leverage ratio ranging from 7.00:1.00 to 4.50:1.00 per quarter, a minimum interest coverage ratio ranging from 1.10:1.00 to 1.50:1.00 per quarter and a minimum consolidated EBITDA covenant ranging from $54.0 million to $65.0 million per annum. As of June 30, 2011, the Company remained in compliance with the covenants.

        The Credit Facility contains a number of customary events of default, including, among others, for the non-payment of principal, interest or other amounts; the inaccuracy of certain representations and warranties; the failure to perform or observe certain covenants; a cross-default to other indebtedness of the Company, including the Notes; certain events of bankruptcy or insolvency; certain ERISA events; the invalidity of certain loan documents; certain changes of control; and certain material adverse changes. If any event of default occurs, the lenders under the Credit Facility would be entitled to take various actions, including accelerating amounts due thereunder and taking all actions permitted to be taken by a secured creditor.

Other Debt Financing Arrangements

        In 1999, Scioto Downs, Inc. entered into a term loan agreement that provided for monthly payments of principal and interest of $30,025 through September 2013. The effective interest rate was 6.25% per annum. The term loan was collateralized by a first mortgage on Scioto Downs' real property facilities, as well as other personal property, and an assignment of the rents from lease arrangements. At June 30, 2011 and December 31, 2010, there was $0.8 million and $1.0 million, respectively, outstanding under the term loan. On July 29, 2011, we prepaid the entire balance outstanding under the first lien mortgage. Based on our intent at June 30, 2011 to prepay the term loan utilizing current assets, the outstanding balance of the term loan at June 30, 2011 was classified as a current obligation in our accompanying consolidated balance sheet at June 30, 2011. As a result of the prepayment, we will record a pretax gain on debt extinguishment of approximately $60,000 during the third quarter of 2011.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 9—LONG-TERM DEBT (Continued)

        During 2010 and 2009, we purchased slot machines pursuant to purchase arrangements whereby the machine suppliers provided payment terms of two years with no interest. During 2010, Mountaineer and Presque Isle Downs purchased an aggregate of 50 machines under these arrangements, with monthly payments ranging from $9,700 to $20,600. During 2009, Mountaineer and Presque Isle Downs purchased an aggregate of 62 machines under these arrangements, with monthly payments ranging from $5,100 to 25,400. As of June 30, 2011 and December 31, 2010, the aggregate amounts outstanding under these arrangements approximated $0.5 million and $1.0 million, respectively. These amounts are net of imputed interest at 6.75%, or an aggregate discount of approximately $11,000 and $37,000 at June 30, 2011 and December 31, 2010, respectively.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Litigation

        On April 15, 2011, Messrs. Edson R. Arneault (the Company's former chairman, president and chief executive officer) and Gregory J. Rubino, as co-plaintiffs, initiated legal action against individual members and employees of the Pennsylvania Gaming Control Board, the Company, as well as certain of our former and current officers and directors, Presque Isle Downs, Inc., Leonard Ambrose, III, Nicholas C. Scott and Scott's Bayfront Development, Inc. The lawsuit alleges a conspiracy by Company officials and the Pennsylvania Gaming Control Board to violate Messrs. Arneault and Rubino's due process and equal protection rights, as well as claims for promissory estoppel and unjust enrichment (the "Complaint"). Mr. Arneault is seeking recovery of legal fees relating to the renewal of his Pennsylvania gaming license and Mr. Rubino is seeking amounts he alleges are owing under his former consulting agreement with the Company and Presque Isle Downs, Inc., as well as certain of its former and current officers and directors. The Company, Presque Isle Downs, Inc. and its former and current officers and directors that are parties to this action (the "MTR Defendants") believe this lawsuit is without merit, vehemently deny the allegations and intend to defend the case vigorously. Additionally, the MTR Defendants have submitted Motions to Dismiss the Complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure which state that the Complaint is wholly frivolous both legally and factually.

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

Presque Isle Downs

        Upon commencement of slot operations at Presque Isle Downs, the Pennsylvania Gaming Control Board (the "PGCB") advised Presque Isle Downs that it would receive a one-time assessment of $0.8 million required of each slot machine licensee after commencement of gaming operations. The assessment was paid and represented a prepayment toward the initial borrowings of the PGCB, the Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the borrowers"), required to fund the costs they incurred as a result of gaming operations. Based upon correspondence we received from the Pennsylvania Department of Revenue and discussions with the PGCB that additional assessments would be likely, the total prepayment by Presque Isle Downs of $0.8 million was recognized as a gaming assessment and charged to expense during the third quarter of 2010. The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, as a result of gaming operations once the designated number of Pennsylvania's slot machine licensees is operational. For $63.8 million, payment was to begin after the eleventh facility opened while payment of the remaining $36.1 million would commence after all fourteen licensees are operational. On July 11, 2011, the PGCB issued an administrative order which established that quarterly payments associated with $63.8 million would commence on January 1, 2012, and would not be dependent on the opening of the eleventh facility. We estimate that our share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately 8-9%, and will be assessed annually over a ten-year period. At this time, we cannot determine the assessment amount associated with the remaining $36.1 million.

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

        In connection with the termination without cause of our former chief operating officer on January 21, 2011, we recorded severance costs of approximately $134,000 which were generally paid in bi-weekly installments through May 30, 2011. In addition, 125,000 RSUs and a cash award of $93,500 vested and became non-forfeitable upon his termination, pursuant to a Restricted Stock and Cash Award Agreement, resulting in incremental costs of approximately $190,000.

        In connection with the termination of a key employee on March 28, 2011, we recorded severance costs of approximately $160,000 which are generally being paid in bi-weekly installments through November 30, 2011. In addition, 51,433 RSUs, 54,200 stock options and cash awards of $121,300 were forfeited.

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

        There are a number of risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements which are included elsewhere in this report. Such risks, uncertainties and other important factors include, but are not limited to:

  •
  our dependence on our West Virginia and Pennsylvania casinos for the majority of our revenues and cash flows and the success and growth of table gaming at these casinos;

  •
  our ability to retain and attract customers;

  •
  competitive and general economic conditions in our markets, including the impact of the Rivers Casino located in downtown Pittsburgh, Pennsylvania, the impact of The Meadows Racetrack & Casino in Washington, Pennsylvania, the anticipated implementation of casino gaming in Cleveland and Columbus, Ohio, and the implementation of table gaming in Pennsylvania which commenced on July 8, 2010 at our casino, Presque Isle Downs, and our competitors the Rivers Casino and The Meadows Racetrack & Casino;

  •
  the enactment of future gaming legislation in the jurisdictions in which we operate our casinos or in competing jurisdictions, particularly the recent developments regarding gaming in Ohio and table games at casinos in Pennsylvania;

  •
  the successful implementation of video lottery terminals ("VLTs") at racetracks in Ohio and our ability to operate VLTs at Scioto Downs;

  •
  the effect of economic, credit and capital market conditions on the economy and the gaming and entertainment industry;

  •
  weather or road conditions limiting access to our properties;

  •
  volatility and disruption of the capital and credit markets;

  •
  changes in, or failure to comply with, laws, regulations or the conditions of our West Virginia and Pennsylvania gaming licenses and our West Virginia, Pennsylvania and Ohio racing licenses (or the failure to obtain renewals thereof), accounting standards or environmental laws (including adverse changes in the rates of taxation on gaming revenues) and delays in regulatory licensing processes;

  •
  construction factors relating to maintenance and expansion of operations;

  •
  the outcome of legal proceedings;

  •
  our dependence upon key personnel and the ability to attract new personnel;

  •
  the risk that our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our Notes;

  •
  our ability to comply with certain covenants in our debt documents;

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

Overview

        We were incorporated in March 1988 in Delaware under the name "Secamur Corporation," a wholly-owned subsidiary of Buffalo Equities, Inc. In 1996, we were renamed MTR Gaming Group, Inc. and since 1998, we have operated only in the racing, gaming and entertainment businesses.

        We own and operate Mountaineer Casino, Racetrack & Resort in Chester, West Virginia ("Mountaineer"); Presque Isle Downs & Casino in Erie, Pennsylvania ("Presque Isle Downs"); and Scioto Downs in Columbus, Ohio. Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs, Inc.

        Mountaineer currently operates approximately 2,500 slot machines, 24 poker tables and 48 casino table games, including blackjack, craps, roulette and other games, and offers live thoroughbred horse racing and on-site pari-mutuel wagering.

        Presque Isle Downs commenced operations on February 28, 2007 and commenced table gaming operations on July 8, 2010. The property currently operates approximately 2,070 slot machines and 44 casino table games, with live thoroughbred horse racing during the months of May through September and pari-mutuel wagering year-round.

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

Results of Operations

        The following table sets forth a reconciliation of income (loss) from continuing operations, a generally accepted accounting principles ("GAAP") financial measure, to Adjusted EBITDA from continuing operations, a non-GAAP measure, and income (loss) from discontinued operations, a GAAP financial measure, to Adjusted EBITDA from discontinued operations, a non-GAAP measure, for each of the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited, in thousands)
Continuing Operations:
MTR Gaming Group, Inc. (consolidated)—continuing operations:
Income (loss) from continuing operations	$2,262	$(510)	$(2,871)	$(3,647)
Interest expense, net of interest income	13,356	13,520	26,716	27,058
Provision (benefit) for income taxes	716	(132)	1,647	(1,243)
Depreciation	6,981	7,073	14,054	14,365
(Gain) loss on the sale or disposal of property	(197)	57	(196)	123

Adjusted EBITDA from continuing operations	$23,118	$20,008	$39,350	$36,656

Mountaineer Casino, Racetrack & Resort:
Income from continuing operations	$10,790	$7,987	$16,938	$14,202
Interest expense	8	47	18	101
Provision for income taxes	—	2,670	—	4,882
Depreciation	2,974	3,334	6,090	6,852
(Gain) loss on the sale or disposal of property	(199)	40	(198)	130

Adjusted EBITDA from continuing operations	$13,573	$14,078	$22,848	$26,167

Presque Isle Downs & Casino:
Income from continuing operations	$7,631	$4,132	$12,885	$7,267
Interest expense, net of interest (income)	2	(57)	6	15
Provision for income taxes	713	1,381	1,637	2,497
Depreciation	3,802	3,528	7,555	7,093
Loss (gain) on the sale or disposal of property	2	17	2	(7)

Adjusted EBITDA from continuing operations	$12,150	$9,001	$22,085	$16,865

Scioto Downs:
Loss from continuing operations	$(634)	$(388)	$(1,316)	$(915)
Interest expense	7	19	15	37
Benefit for income taxes	—	(126)	—	(314)
Depreciation	192	200	384	400

Adjusted EBITDA from continuing operations	$(435)	$(295)	$(917)	$(792)

Corporate:
Loss from continuing operations	$(15,525)	$(12,241)	$(31,378)	$(24,201)
Interest expense, net of interest income	13,339	13,511	26,677	26,905
Provision (benefit) for income taxes	3	(4,057)	10	(8,308)
Depreciation	13	11	25	20

Adjusted EBITDA from continuing operations	$(2,170)	$(2,776)	$(4,666)	$(5,584)

Discontinued operations:
Loss from discontinued operations	$—	$(7)	$—	$(150)
Interest expense	—	2	—	3
Benefit for income taxes	—	(3)	—	(80)

Adjusted EBITDA from discontinued operations	$—	$(8)	$—	$(227)

        Adjusted EBITDA represents earnings (losses) before interest expense (income), income tax expense (benefit), depreciation and amortization, (gain) loss on the sale or disposal of property, loss on asset impairment, loss on debt modification and extinguishment and equity in loss of unconsolidated joint venture, to the extent that such items existed in the periods presented. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) or income (loss) from operations as an indicator of our operating performance, or cash flows from operating activities, as a measure of liquidity. Adjusted EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. Management of the Company uses Adjusted EBITDA as the primary measure of the Company's operating performance and as a component in evaluating the performance of operating personnel. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes and debt principal repayments, which can be significant. Moreover, other companies that provide EBITDA and/or Adjusted EBITDA information may calculate EBITDA and/or Adjusted EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

Three and Six Months Ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010

        The following tables set forth information concerning our results of operations by property.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited, in thousands)
Net revenues:
Mountaineer Casino, Racetrack & Resort	$57,493	$61,916	$108,904	$120,496
Presque Isle Downs & Casino	52,089	48,614	98,904	89,235
Scioto Downs	915	1,070	1,006	1,153
Corporate	22	22	43	97

Consolidated net revenues	$110,519	$111,622	$208,857	$210,981

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited, in thousands)
Operating income (loss):
Mountaineer Casino, Racetrack & Resort	$10,797	$10,704	$16,956	$19,185
Presque Isle Downs & Casino(1)	8,346	5,458	14,528	9,780
Scioto Downs	(626)	(496)	(1,301)	(1,192)
Corporate	(2,183)	(2,788)	(4,691)	(5,605)

Consolidated operating income	$16,334	$12,878	$25,492	$22,168

(1)
Presque Isle Downs' operating income for the three and six months ended June 30, 2010 includes project-opening costs of $1.0 million and $1.1 million, respectively, related to table gaming operations which commenced on July 8, 2010.

Mountaineer's Operating Results:

        During the three months ended June 30, 2011, Mountaineer's operating results were affected by competition, primarily from gaming operations in Pennsylvania, including the introduction of table gaming in July 2010 and weak economic conditions. Net revenues decreased by $4.4 million, or 7.1%, compared to the three months ended June 30, 2010, primarily due to a $5.7 million decrease in gaming revenues. Net revenues earned from food, beverage and lodging operations decreased by $0.2 million, and net revenues earned from other sources, including pari-mutuel commissions, increased by $1.6 million. Promotional allowances increased by $0.1 million.

        During the six months ended June 30, 2011, net revenue decreased by $11.6 million, or 9.6%, compared to the six-month period of 2010, primarily due to a $12.5 million decrease in gaming revenues. Net revenues earned from food, beverage and lodging operations decreased by $0.3 million, and net revenues earned from other sources, including pari-mutuel commissions, increased by $1.2 million. Promotional allowances remained consistent with the prior six-month period.

        On May 10, 2011, Mountaineer entered into lease agreements with Chesapeake Appalachia, LLC ("Chesapeake") to lease mineral rights (primarily oil and gas) with respect to approximately 1,707 acres in West Virginia that Mountaineer controls or holds the mineral rights. The agreements have an initial term of five (5) years, with an option to extend for an additional five (5) year term. The agreements required Chesapeake to pay Mountaineer a lease bonus payment of $1,265 per acre on land parcels totaling 1,454 acres, for a total of approximately $1.8 million, which was included in other revenues in the three- and six-month periods of 2011. In addition, Mountaineer will receive a 14% royalty on the sale of any oil or gas retrieved by Chesapeake. The lease bonus payment on the remaining 253 acres of property, at $1,265 per acre, will be paid upon the release of certain liens on that property. Such future royalty and lease bonus payments will be recognized as other revenues in our statements of operations when received. Mountaineer will continue to retain the ownership rights in all of the property and has the ability to sell the property subject to the terms of the lease agreements.

        Significant factors contributing to Mountaineer's 2011 operating results were:

  •
  the decrease in gaming revenues (as discussed below); and

  •
  an increase in estimated insurance claims settlements expense of $0.3 million, compared to the prior year resulting from the increase in the number of outstanding legal matters; offset by;

  •
  the receipt of the $1.8 million mineral rights lease bonus payment in the second quarter of 2011 associated with the lease of mineral rights underlying certain of Mountaineer's land holdings (as discussed above);

  •
  overall decreases in compensation and benefits of $0.8 million and $2.2 million during the three- and six-month periods of 2011, respectively, compared to prior year; and

  •
  overall decreases in supplies and various other operating costs.

        A discussion of Mountaineer's key operations follows.

        Gaming Operations.    Revenues from gaming operations during the second quarter of 2011 decreased by $5.7 million, or 10.4%, to $49.0 million compared to the three months ended June 30, 2010; and the gross profit margin decreased slightly to 38.6% in 2011 from 38.9% in 2010. Revenues from slot operations decreased by $2.2 million to $40.5 million in 2011 compared to $42.7 million in 2010, and poker and table gaming revenue decreased by $3.5 million in the aggregate, generating revenues of $0.6 million and $7.9 million, respectively, in 2011 compared to $1.2 million and $10.8 million, respectively, in 2010.

        During the six months ended June 30, 2011, revenues from gaming operations decreased by $12.5 million, or 11.6%, to $95.6 million compared to the same period of 2010; and the gross profit margin decreased to 38.1% in 2011 from 38.8% in 2010. The decline in the gross profit margin resulted primarily from the 11.6% decrease in total gaming revenue with only a 10.6% decrease in operating costs. Revenues from slot operations decreased by $5.1 million to $79.8 million in 2011 compared to $84.9 million in 2010, and poker and table gaming revenue decreased by $7.4 million in the aggregate, generating revenues of $1.3 million and $14.6 million, respectively, in 2011 compared to $2.5 million and $20.8 million, respectively, in 2010.

        The following tables set forth statistical information concerning Mountaineer's gaming operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)
Slots:
Total gross wagers	$520,238,000	$569,794,000	$981,194,000	$1,092,603,000
Less winning patron payouts	(479,706,000)	(527,017,000)	(901,304,000)	(1,007,721,000)

Gaming revenues (slot net win)	$40,532,000	$42,777,000	$79,890,000	$84,882,000
Average daily net win per slot machine	$178	$169	$174	$168
Hold percentage	7.8%	7.5%	8.1%	7.8%
Average number of slot machines	2,508	2,784	2,536	2,786
Tables:
Total table drop	$39,172,000	$57,708,000	$75,311,000	$109,340,000
Average daily net win per table	$1,808	$1,787	$1,678	$1,740
Hold percentage	20.2%	18.6%	19.4%	19.0%
Average number of tables	48	66	48	66
Poker:
Average daily poker rake per table	$278	$516	$284	$531
Average number of tables	24	26	24	26

        We attribute the decrease in slot gaming revenue for the three- and six-month periods of 2011 primarily to increased competitive pressures and weak economic conditions. On August 9, 2009, The Rivers Casino, which is located in downtown Pittsburgh, Pennsylvania and is approximately a one-hour drive from Mountaineer, opened with slot machines and various food, beverage and entertainment venues. Additionally, The Meadows Racetrack & Casino, a harness racetrack in Washington, Pennsylvania, which is approximately 50 miles southeast of Mountaineer, opened its permanent casino on April 15, 2009, with slot machines and various food and beverage outlets. Currently, The Rivers Casino operates approximately 3,000 slot machines and approximately 100 casino table games, including 30 poker tables, and The Meadows Racetrack & Casino operates approximately 3,500 slot machines and 72 casino table games, including 32 poker tables. We expect that competitive pressures are likely to continue to negatively impact slot gaming at Mountaineer in 2011 and for the foreseeable future.

        We attribute the decrease in table gaming and poker revenue primarily to the introduction of table games at Pennsylvania casinos on July 8, 2010, which caused an increase in competitive pressures from The Rivers Casino, The Meadows Racetrack & Casino and to a lesser extent, Presque Isle Downs. We expect that these competitive pressures are likely to continue to negatively impact table gaming and poker revenue at Mountaineer in 2011 and for the foreseeable future.

        In addition, on November 3, 2009, the voters of Ohio approved a constitutional amendment permitting casinos to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at Mountaineer commencing in approximately mid-2012. Each casino may have up to 5,000 video lottery terminals ("VLTs") as well as any other casino games authorized in any state that borders Ohio. We intend to be proactive in our efforts to mitigate the effects of such competition, which includes continuing to provide first- class customer service at all of our facilities and continuing to manage and reduce our costs.

        Gaming taxes and assessments as a percentage of slot revenues for the three-month periods of 2011 and 2010 were 55.4% and 56.0%, respectively. For poker and table gaming operations, the tax rate is 35% plus amortization of an annual licensing fee of $2.5 million, which resulted in effective tax rates of 42.4% and 40.2% for 2011 and 2010, respectively, as a result of decreased revenue. Overall, gaming taxes and assessments decreased by $2.7 million to $26.0 million during 2011 compared to 2010. Additionally, gaming compensation and benefits costs decreased by $0.5 million during 2011 compared to 2010 which is attributable to reduced staffing requirements resulting from the decreased revenue and the property's efforts to reduce costs.

        Gaming taxes and assessments as a percentage of slot revenues for the six-month periods of 2011 and 2010 were 55.4% and 55.7%, respectively. For poker and table gaming operations, the effective tax rate was 42.9% in 2011 and 40.4% in 2010, respectively, as a result of decreased revenue. Overall, gaming taxes and assessments decreased by $5.7 million to $50.9 million during the six-month period of 2011 compared to the same period of 2010 as a result of the decrease in gaming revenues. Additionally, gaming compensation and benefits costs decreased by $1.1 million during 2011 compared to 2010.

        West Virginia legislation has been passed that creates a modernization fund that enables each racetrack to recover $1 for each $2 expended for certain facility capital improvements having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital improvements include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at the racetrack for not less than five years. On July 26, 2011, the West Virginia Lottery Commission issued an administrative order which stated that approximately $3.7 million is available to Mountaineer during the state's fiscal year commencing July 1, 2011. The legislation also removes the $5 maximum bet limit on slot machines and allows the slot machines to accept $50 and $100 bills. This legislation became effective as of July 1, 2011. We believe that these changes will allow Mountaineer to compete more effectively with gaming operations in Pennsylvania which do not have maximum bet limitations and allow $50 and $100 bill denominations on slot machines.

        As part of our overall marketing strategy, Mountaineer intends to increase its offering of credit to qualified patrons as a means of further enhancing both slot and table gaming revenue at Mountaineer. We also intend to focus our marketing efforts on our existing 750,000 member customer database and capitalize on our spa, golf and hotel amenities at Mountaineer in order to attract repeat visitors. In addition, Mountaineer offers its patrons the ability to play slot machines with promotional credits (commonly referred to as "free play"). Promotional credits are not subject to taxes and assessments. Mountaineer's ability to offer promotional credits is subject to revision and review at any time by the West Virginia Lottery Commission. Beginning in the fourth quarter of 2010, the maximum percentage of allowable promotional credits to be redeemed increased from 2% to 2 1/2% of credits played during the preceding calendar year. In the event that this maximum is exceeded, Mountaineer may be assessed gaming taxes and assessments on the amount of the excess. During the three-month periods ended June 30, 2011 and 2010, Mountaineer's patrons redeemed promotional credits of $14.1 million and $13.2 million, respectively. During the six-month periods of 2011 and 2010, Mountaineer's patrons redeemed promotional credits of $22.8 million and $21.7 million, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited, in thousands)
Import simulcast racing pari-mutuel handle	$2,719	$3,332	$5,127	$6,268
Live racing pari-mutuel handle	1,625	1,914	2,116	2,400
Less patrons' winning tickets	(3,429)	(4,135)	(5,706)	(6,821)

	915	1,111	1,537	1,847
Revenues—export simulcast	2,689	2,804	3,493	3,628

	3,604	3,915	5,030	5,475
Less:
State and county pari-mutuel tax	(114)	(115)	(182)	(184)
Purses and Horsemen's Association	(1,582)	(1,715)	(2,158)	(2,348)

Revenues—pari-mutuel commissions	$1,908	$2,085	$2,690	$2,943

        Overall, Mountaineer's pari-mutuel commissions decreased by 8.5% and 8.6% during the three- and six-month periods of 2011, respectively, compared to the same periods during 2010. Beginning in 2010, Mountaineer ceased live racing during the winter months of January and February; therefore, Mountaineer's live race meet was only 85 days in the first six months of 2011, compared to 84 days in 2010. The decrease in import simulcast handle, as well as export simulcast, was due to a decline in on-track and off-track wagering, which is consistent with the national average decline in wagering of 7.7% during the first six months of 2011 compared to 2010, as reported by Equibase Company. We expect these declines to continue during 2011.

        Live racing and import simulcast may continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off-track wagering facilities or growth in the utilization of telephone and/or internet wagering) and increased competition from Pennsylvania's racetracks. Mountaineer currently simulcasts its live races to over 1,300 sites.

        Food, beverage and lodging operations.    Revenues from food, beverage and lodging operations during the three months ended June 30, 2011 were $5.1 million, which decreased by $0.2 million, or 3.4%, compared to the three months ended June 30, 2010; and gross profit from these operations decreased by 3.3%. During the six months ended June 30, 2011, revenues from food, beverage and lodging operations were $9.8 million, which decreased by $0.3 million, or 2.9%, compared to the same period of 2010; and gross profit from these operations decreased by 4.3%.

        The decrease in revenues was primarily related to food and beverage, offset in part by a slight increase in lodging revenues. The decrease in gross profit was primarily due to a 1-2% increase in food and beverage costs as a percentage of revenues; other operating costs remained flat with the prior period.

        The average daily room rate ("ADR") for the Grande Hotel (exclusive of complimentary room provided to gaming patrons) decreased to $69.07 during the second quarter of 2011 from $79.10 during the same period of 2010. The ADR (inclusive of complimentary rooms) decreased to $50.56 from $55.58 during the same three-month periods, respectively; however, the average occupancy rate increased to 87.8% from 85.1%, respectively. During 2011, RevPAR (or revenue per available room) was $44.41 compared to $46.99 during 2010. The decrease in daily room rates and increase in occupancy primarily reflects a shift in marketing strategies to market the hotel to gaming patrons. Year-to-date, the ADR (exclusive of complimentary rooms provided to gaming patrons) decreased to $69.17 during the first six months of 2011 from $74.66 during the same period of 2010. The ADR (inclusive of complimentary rooms) decreased to $51.46 from $51.77 during the same six-month periods, respectively; and the average occupancy rate also decreased to 83.1% from 84.9%. During 2011, RevPAR (or revenue per available room) was $42.90 compared to $43.88 during 2010.

        Other operations.    Mountaineer's earned revenues from other operations increased by $1.7 million and $1.5 million, respectively, during the three- and six-month periods of 2011 compared to the same periods in 2010, while operating expenses decreased by a $0.1 million and $0.3 million, respectively, during the same periods. Other operating revenues were primarily derived from operations of the spa, fitness center, retail outlets, valet parking and golf course; from the sale of programs, admission fees, and lottery tickets; from check cashing and ATM services and from special entertainment events at The Harv and Convention Center. In addition, during the three and six months ended June 30, 2011, Mountaineer earned a lease bonus payment of approximately $1.8 million associated with the lease of mineral rights underlying certain of Mountaineer's land holdings, as discussed above.

Presque Isle Downs' Operating Results:

        On July 8, 2010, Presque Isle Downs commenced table gaming operations. During the three months ended June 30, 2011, Presque Isle Downs experienced an overall increase in revenue compared to the three months ended June 30, 2010, primarily attributable to the commencement of table gaming. Net revenues increased by $3.5 million, or 7.1%, primarily due to incremental table gaming revenue of $5.2 million, offset by a decrease in slot revenues of $1.6 million. Revenues from other sources, including pari-mutuel commissions and food and beverage, remained consistent with the prior year period. Also, as a result of table gaming operations, promotional allowances increased by $0.2 million. Presque Isle Downs' operating margin increased to 16.0% in 2011 from 13.3% in 2010 (exclusive of project-opening costs of $1.0 million in 2010) due primarily to increased revenues, operational efficiencies and the property's cost containment efforts.

        During the six month ended June 30, 2011 Presque Isle Downs' net revenues increased by $9.7 million, or 10.8%, compared to the six months ended June 30, 2010, primary due to incremental table gaming revenue of $10.2 million, offset by a slight decrease in slot revenues of $0.7 million. Revenues from other sources, including pari-mutuel commissions and food and beverage, increased by $0.4 million compared to the prior year period. Also, as a result of table gaming operations, promotional allowances increased by $0.3 million. Presque Isle Downs' operating margin increased to 14.7% in 2011 from 12.2% in 2010 (exclusive of project-opening costs of $1.1 million in 2010) due primarily to increased revenues, operational efficiencies and the property's cost containment efforts.

        Significant factors contributing to Presque Isle Downs' 2011 operating results were:

  •
  the increase in net revenues and operating margins (as discussed above);

  •
  a decrease in advertising and marketing promotions of $0.6 million and $0.1 million during the three- and six-month periods, respectively, compared to the prior year;

  •
  a decrease in legal and other outside services of $0.2 million and $0.3 million during the three- and six-month periods, respectively, compared to the prior year; and

  •
  the absence of project-opening costs of $1.0 million and $1.1 million during the three- and six-month periods of 2010, respectively, related to the implementation of table gaming operations; offset by

  •
  the overall increase in compensation and benefits of $1.5 million and $3.5 million during the three- and six-month periods, respectively, compared to the prior year primarily as a result of the implementation of tables games.

        Gaming Operations.    Revenues from gaming operations during the three months ended June 30, 2011 increased by $3.6 million, or 8.0%, to $48.6 million compared to the three months ended June 30, 2010; and the gross profit margin increased to 38.2% in 2011 compared to 36.2% in 2010. The increase in revenues from gaming operations is primarily due to the introduction of table gaming on July 8, 2010, and the increase in the gross profit margin attributed to operational efficiencies. During the six months ended June 30, 2011, revenues from gaming operations increased by $9.5 million, or 11.4%, to

$93.0 million compared to the same period of 2010; and the gross profit margin increased to 37.6% in 2011 compared to 36% in 2010. During the three- and six-month periods of 2011, Presque Isle Downs earned table gaming revenue of $5.2 million and $10.2 million, respectively; and experienced a decrease in slot revenues of $1.6 million and $0.7 million, respectively.

        The following tables set forth statistical information concerning Presque Isle Downs' gaming operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)
Slots:
Total gross wagers	$581,203,000	$619,534,000	$1,101,597,000	$1,124,568,000
Less winning patron payouts	(537,804,000)	(574,706,000)	(1,018,854,000)	(1,041,192,000)

Gaming revenues (slot net win)	$43,399,000	$44,828,000	$82,743,000	$83,376,000
Average daily net win per slot machine	$232	$255	$224	$234
Hold percentage	7.5%	7.2%	7.5%	7.4%
Average number of slot machines	2,057	1,929	2,043	1,965
Tables:
Total table drop	$27,779,000	—	$52,658,000	—
Average daily net win per table	$1,273	—	$1,255	—
Hold percentage	18.8%	—	19.4%	—
Average number of tables	45	—	45	—

        Presque Isle Downs' slot gaming taxes and assessments approximated 60.6% of slot revenues during the three-month period of 2011 compared to 60.9% during the three-month period of 2010, while its table gaming taxes and assessments approximated 17.5% of table gaming revenues in 2011. Gaming taxes and assessments decreased overall by $0.2 million to $27.2 million compared to 2010. This decrease resulted from the decrease in slot revenue even though the property earned incremental table gaming revenues, as the tax on slot revenues is at a much higher rate. The effective tax rate on table game revenues will decrease by 2% upon the completion of two years of operations (or on July 8, 2012). In addition, gaming compensation and benefits increased by $1.6 million during 2011, almost entirely related to table gaming.

        During the six-month periods in 2011 and 2010, gaming taxes and assessments as a percentage of slot revenues was 60.6% and 60.8%, respectively. Gaming taxes and assessments increased overall by $1.2 million to $51.9 million during the six-month period of 2011 compared to the same period of 2010 as a result of the increase in gaming revenues. In addition, gaming compensation and benefits increased by $3.3 million during 2011, almost entirely related to table gaming.

        Upon commencement of slot operations at Presque Isle Downs, the Pennsylvania Gaming Control Board (the "PGCB") advised Presque Isle Downs that it would receive a one-time assessment of $0.8 million required of each slot machine licensee after commencement of gaming operations. The assessment was paid and represented a prepayment toward the initial borrowings of the PGCB, the Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the borrowers"), required to fund the costs they incurred as a result of gaming operations. Based upon correspondence we received from the Pennsylvania Department of Revenue and discussions with the PGCB that additional assessments would be likely, the total prepayment by Presque Isle Downs of $0.8 million was recognized as a gaming assessment and charged to expense during the third quarter of 2010. The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, as a result of gaming operations once the designated number of Pennsylvania's slot machine licensees is operational. For $63.8 million, payment was to begin after the eleventh facility opened while payment of the remaining $36.1 million would commence after all fourteen licensees are operational. On July 11, 2011, the PGCB issued an administrative order which established that quarterly payments associated with $63.8 million would commence on January 1, 2012, and would not be dependent on the opening of the eleventh facility. We estimate that our share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately 8-9%, and will be assessed annually over a ten-year period. At this time, we cannot determine the assessment amount associated with the remaining $36.1 million.

        On November 3, 2009, the voters of Ohio approved a constitutional amendment permitting casinos to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at Presque Isle Downs commencing in approximately mid-2012. Each casino may have up to 5,000 VLTs as well as any other casino games authorized in any state that borders Ohio. We intend to be proactive in our efforts to mitigate the effects of such competition, which includes maximizing benefits of table gaming operations at Presque Isle Downs, continuing to provide first-class customer service at all of our facilities and continuing to manage and reduce costs.

        During 2010, we began offering credit to Presque Isle Downs' table gaming customers. Furthermore, in late-2010, Pennsylvania's casinos were granted the ability to offer credit to slot customers. On July 7, 2011, Presque Isle Downs received regulatory approval from the Pennsylvania Gaming Control Board to offer credit to slot customers. As part of our overall marketing strategy, we intend to increase the use of credit for qualified patrons as a means of further enhancing gaming revenue at Presque Isle Downs. We also plan to enhance our marketing efforts at Presque Isle Downs through affinity programs and an improved player tracking system for our existing 543,000 customers currently enrolled in our loyalty program in order to attract repeat visitors.

        On July 20, 2011, the Pennsylvania Gaming Control Board and the Pennsylvania Racing Commission approved Presque Isle Downs' petition to operate a nine-table poker room. Total development costs, including renovation, equipment and project-opening costs, are expected to aggregate no greater than $0.8 million. We plan to commence poker operations during the third quarter of 2011, which we believe will contribute to Presque Isle Downs' offerings as a full service casino facility.

        Pari-mutuel Commissions.    Revenues and operating expenses associated pari-mutuel commissions during the three months ended June 30, 2011 remained consistent at $0.8 million and $1.2 million, respectively, compared to the three months ended June 30, 2010. During the six month ended June 30, 2011, revenues from pari-mutuel commissions decreased $0.2 million to $1.1 million compared to the same period of 2010; and operating expenses decreased by $0.1 million to $1.6 million.

        Live racing at Presque Isle Downs commenced on May 17, 2011 and will end on October 1, 2011, operating live racing on 100 days. The decrease in revenues during the six-month period of 2011 is related to the decrease in the import simulcast racing handle of $4.3 million in 2011 compared to $5.5 million during 2010. The decrease in import simulcast handle was due to a decline in wagering, which is consistent with the national average decline in wagering of 7.7% during the first six months of 2011 compared to 2010, as reported by Equibase Company. We expect these declines to continue during 2011. Currently, Presque Isle Downs simulcasts its live races to over 850 sites.

        Food and beverage operations.    Revenues from food and beverage operations during the three months ended June 30, 2011 were $2.9 million, which decreased by $0.1 million, or 4.6%, compared to the same period of 2010, primarily due to a decrease in slot patron traffic. Operating expenses also decreased by $0.1 million resulting in a consistent gross profit margin of approximately 18.6%. During the six months ended June 30, 2011, revenues from food and beverage operations were $5.3 million, which represents an increase of $0.2 million, or 3.0%, compared to the same period in 2010, however operating expenses decreased by $0.1 million resulting in a gross profit margin of approximately 17.0% during 2011 compared to 12.7% during 2010.

        Other operations.    Other operating revenues were primarily derived from operations of retail outlets and valet parking; from the sale of programs, admission fees, and lottery tickets; from ATM services and from special entertainment events. For the three months ended June 30, 2011, Presque Isle Downs' earned revenues from other operations increased by $0.2 million, or 57.6%, compared to the three months ended June 30, 2010. The increase in revenue was primarily due to an increase in ATM commissions for which the per-transaction ATM fee was increased from $2.00 to $3.00 effective in July 2010. For the six months ended June 30, 2011, Presque Isle Downs' earned revenues from other operations increased by $0.5 million, or 62.3%, compared to the six months ended June 30, 2010.

Scioto Downs' Operating Results:

        The property's net revenues decreased $0.2 million and the operating loss increased by $0.1 million for both the three and six months ended June 30, 2011, compared to the same periods in 2010. During 2011, Scioto Downs will race live for a total of 57 days, which commenced on May 13, 2011 and will end on September 11, 2011; and Scioto Downs operates simulcasting from May 8, 2011 through October 8, 2011. In order to reduce expenses and operating losses, Scioto Downs and Beulah Park, the other racetrack in Columbus, Ohio, entered into an annual agreement effective in 2008, which was approved by the Ohio Racing Commission, whereby Scioto operates its simulcasting only during its live race meet; and during the remaining periods, Scioto Downs' simulcasting is closed and Beulah Park operates its simulcasting. Similarly, when Scioto is open for live racing and simulcasting, Beulah Park is closed. The current agreement expires on December 31, 2011, and was renewed on August 1, 2011 to be in effect until December 31, 2012.

        On November 3, 2009, the voters of Ohio approved a constitutional amendment permitting casinos to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Columbus will increase competition at Scioto Downs. Each casino may have up to 5,000 video lottery terminals ("VLTs") as well as any other casino games authorized in any state that borders Ohio. We intend to be proactive in our efforts to mitigate the effects of such competition, which includes establishing a new VLT gaming facility at Scioto Downs, which we plan to open in 2012.

        On July 13, 2009, the former Governor of Ohio signed a Directive and issued an executive order directing the Ohio Lottery Commission to take action to implement, and the Ohio legislature approved a budget bill which included language to define and enable VLTs at Ohio's seven commercial horse tracks, including Scioto Downs. However, despite the efforts by the former Governor, the legislature and the Ohio Lottery Commission, legal and other challenges prohibited Ohio from moving forward with permitting VLT gaming at the racetracks prior to the November 2010 election. On November 2, 2010, voters in Ohio elected a new Governor and a significant number of new members to the legislature.

        In June 2011, Governor of Ohio's administration announced it had reached agreements with two casino operators in Ohio regarding the expansion of gaming within the state. The announced agreements provided a framework for the expansion of gaming in Ohio including the installation of VLTs at Ohio's existing horse racetracks.

        Scioto Downs is one of seven racetracks in Ohio that will be able to apply for a three-year renewable sales agent license to operate a VLT facility at its existing racetrack. For the first ten (10) years, we expect such VLT licenses to be granted only to the existing seven racetracks. We intend to apply for a license to operate VLTs at Scioto Downs and have undertaken substantial planning activities to redevelop Scioto Downs. The gaming facility build out is expected to encompass approximately 130,000 square feet, including 70,000 square feet of gaming space to accommodate up to 2,500 VLTs and four food and beverage outlets. We believe construction of the new facility, which will be in two phases, will take approximately ten months from commencement of construction. Development, construction and equipment costs are expected to be approximately $125.0 million over a required three-year period, not including the $50 million license fee. We believe we are well positioned to receive the VLT license approval to install VLTs at the Scioto Downs property and we expect that we will open the new facility in the first quarter of 2012 with 2,000 VLTs and the facility will be fully operational in the second quarter of 2012 with 500 additional VLTs. However, there can be no assurance that we will receive a license to operate VLTs at Scioto Downs or as to actual timing of the opening of the facility, which may be affected by a number of factors beyond our control. See additional information regarding the future of VLT gaming at Scioto Downs discussed below under the caption "Liquidity and Sources of Capital—Commitments and Contingencies."

Corporate Operating Results:

        During the three months ended June 30, 2011, corporate general and administrative expenses were $2.2 million compared to $2.8 million during the same period of 2010. During the six-month periods, corporate general and administrative expenses were $4.7 million in 2011 compared to $5.7 million in 2010. Significant factors contributing to the decrease in general and administrative expenses in 2011 were:

  •
  a decrease in salaries, bonuses and benefits of $0.4 million and $0.7 million during the three- and six-month periods, respectively, compared to the prior year; and

  •
  a decreases in legal, lobbying costs and other outside services of $0.3 million and $0.7 million during the three- and six-month periods, respectively, compared to the prior year; offset by

  •
  the absence of the 2010 partial reimbursement of settlement costs in the amount of $0.2 million associated with prior-year litigation; and

  •
  an increase in stock-based compensation and severance costs in the aggregate amount of $0.5 million, primarily as a result of the termination of our former chief operating officer.

Depreciation Expense:

        Depreciation expense decreased by $0.1 million and $0.3 million during the three- and six-month periods of 2011, respectively, compared to 2010. During the six-month periods, depreciation expense related to Mountaineer decreased by $0.8 million compared to the prior year due to aging assets; however, depreciation expense at Presque Isle increased by $0.5 million compared to the prior year due to capital expenditures resulting from the implementation of table games. Total depreciation expense was $7.0 million during the three months ended June 30, 2011 and $14.1 million during the six months ended June 30, 2011

Sale or Disposal of Property:

        During the six months ended June 30, 2011, Mountaineer completed the sale of 21 acres of non-operating real property land holdings in West Virginia for approximately $425,000, after estimated closing costs. This transaction resulted in a gain on sale of approximately $196,000.

        During the six months ended June 30, 2010, Mountaineer and Presque Isle Downs disposed of gaming equipment which resulted in losses in the aggregate amount of $157,000. In addition, we sold various parcels of non-operating real property land holdings located in West Virginia and Pennsylvania for aggregate proceeds of approximately $1.4 million, after closing costs. These transactions, when aggregated, resulted in a net gain on sale of approximately $36,000.

Interest:

        The Company's indebtedness during the three and six months ended June 30, 2011 was comparable to indebtedness during the same periods of 2010. Therefore, net interest expense of $11.7 million and $23.4 million in the three- and six-month periods of 2011 were only slightly below the prior year's amounts. The decrease was due to the repayment of promissory notes and capital lease obligations during 2010. Additionally, amortization of deferred financing fees of $1.7 million and $3.3 million was incurred in both of the three- and six-month periods of 2011 and 2010, respectively.

        In connection with the refinancing transaction, as discussed below under the caption "Liquidity and Sources of Capital," we expect our net interest expense, including amortization of deferred financing fees and original issue discount, to be approximately $33.0 million for the remaining six months of 2011 and approximately $69.0 million during 2012.

Income Taxes:

        Continuing Operations:    The income tax provision from continuing operations for the six months ended June 30, 2011 results in an effective tax rate that has an unusual relationship to the Company's pretax loss. This is due to an increase in the valuation allowance that we recorded in connection with our deferred tax asset/liability position discussed in detail below. The income tax provision also includes a state income tax provision associated with the operations of our Pennsylvania subsidiary, Presque Isle Downs, Inc., and interest expense related to uncertain tax positions.

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

        For income tax purposes we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record additional valuation allowances for the year ending December 31, 2011. The increase in the valuation allowance for the six months ended June 30, 2011 was $1.4 million.

        During the six months ended June 30, 2010, the income tax benefit for continuing operations was computed based on an effective income tax rate of approximately 25.6% plus interest expense related to uncertain tax positions in income tax expense. The effective income tax rate for 2010 is reflective of permanent non-deductible items for which we are not able to recognize a tax benefit.

        Discontinued Operations:    The income tax benefit for discontinued operations during the six months ended June 30, 2010 was computed based on an effective income tax rate of 35.0%. During the six months ended June 30, 2011, there were no discontinued operating results.

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

        On March 7, 2008, we sold 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owned and operated Binion's Gambling Hall & Hotel ("Binion's") located in Las Vegas, Nevada, and Speakeasy Fremont Experience Operating Company in accordance with the terms of a Stock Purchase Agreement dated June 26, 2007 (as subsequently amended), executed between the Company and TLC Casino Enterprises, Inc. ("TLC"). In connection with our original acquisition of Binion's, we provided limited guarantees on certain land leases that expired in March 2010. TLC remained obligated to use its reasonable best efforts to assist us in obtaining releases of these guarantees, to pay the rent underlying the leases we guaranteed on a timely basis, and to indemnify us in the event we were required to pay the land lease obligations pursuant to the guarantees.

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

        During the three and six months ended June 30, 2010, we incurred a pre-tax loss on discontinued operations in the aggregate amount of approximately $5,000 and $233,000, respectively.

Cash Flows

        Net cash provided by operating activities approximated $9.9 million during the six months ended June 30, 2011, compared to $22.3 million during the same period of 2010. Non-cash expenses included in operating activities included depreciation and amortization of $17.4 million and $17.7 million during the six months ended June 30, 2011 and 2010, respectively. Additionally, changes in operating assets and liabilities during 2011 resulted in a use of cash of approximately $5.0 million. During 2010, changes in operating assets and liabilities resulted in a source of cash of approximately $8.4 million due primarily to income tax refunds aggregating $8.9 million.

        Net cash used in investing activities was $3.5 million during the six months ended June 30, 2011, comprised primarily of capital expenditures aggregating $3.8 million offset by proceeds from the sale of property of $0.4 million. During the six months ended June 30, 2010, net cash used in investing activities was $22.0 million, comprised primarily of the payment of the Pennsylvania table games license fee of $16.5 million and capital expenditures of $10.5 million offset by the reimbursement of capital expenditures from the West Virginia Racing Commission of $2.3 million and proceeds from the sale of property of $1.5 million.

        Net cash used in financing activities was $0.7 million during the six months ended June 30, 2011 compared to net cash provided by financing activities of $3.5 million during the six months ended June 30, 2010. Financing activities for 2011 included principal payments on long-term obligations aggregating $0.6 million. Financing activities for 2010 included the receipt of proceeds of $10.0 million from our former credit facility and proceeds of $0.7 million from equipment financing, offset by payment of financing-related costs of $1.8 million and principal payments on long-term obligations aggregating $5.3 million.

Inflation

        We do not believe that inflation has had a significant impact on our revenues, results of operations or cash flows.

Liquidity and Sources of Capital

        We had working capital of $39.4 million as of June 30, 2011, and our unrestricted cash balance amounted to $1.4 million. At June 30, 2011, the balances in bank accounts owned by Mountaineer's horsemen, but to which we contribute funds for racing purses, exceeded our purse payment obligations by $5.7 million. This amount is available for payment of future purse obligations at our discretion and in accordance with the terms of Mountaineer's agreement with the Horsemen's Benevolent & Protective Association ("HBPA").

        At June 30, 2011 we had total debt in aggregate principal amount of $378.7 million (net of discounts), of which $253.7 million in aggregate principal amount is secured, and cash collateralized letters of credit for approximately $0.2 million were outstanding. There were no borrowings under our former credit facility which we entered into on March 18, 2010. In connection with the refinancing transaction discussed below, our former credit facility was terminated and we entered into a new senior secured revolving credit facility.

        We believe that our cash balances on hand, cash flow from operations, extended payment terms from gaming equipment vendors and availability under the new Credit Facility and any proceeds from the sale of non-core assets will be sufficient to fund our liquidity needs, including any capital required to fund maturing debt obligations, any other contemplated capital expenditures and short-term funding requirements for the next twelve months, as well as the amounts required for the licensing and construction of a video lottery gaming facility at Scioto Downs. We cannot assure you that estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur. If any of these events occur, it could result in the need to raise additional funds and increased difficulties with respect to our ability to raise such funds.

        If we are unable to generate sufficient cash flow in the future, we may be unable to fund our operations, satisfy our debt obligations or make timely payment toward the final portion of the Scioto Downs VLT license fee. Any of these events could have a material adverse effect on our liquidity position, business, financial condition and results of operations.

        From time to time, we may dispose of real property, equipment or other assets that do not continue to support the operation of our core properties. In February 2010, we agreed in principle to a listing agreement with a commercial real estate broker to actively market our non-operating real properties. However, although it is our intent to enter into a listing agreement, an agreement has not been finalized.

        On April 14, 2011, we completed the sale of 21 acres of non-operating real property land holdings in West Virginia for approximately $425,000, after estimated closing costs. This transaction resulted in a gain on sale of approximately $196,000. The carrying value of this property was included in non-operating real properties in our consolidated balance sheet as of December 31, 2010.

        On May 10, 2011, Mountaineer entered into lease agreements with Chesapeake Appalachia, LLC ("Chesapeake") to lease mineral rights (primarily oil and gas) with respect to approximately 1,707 acres in West Virginia that Mountaineer controls or holds the mineral rights. The agreements have an initial term of five (5) years, with an option to extend for an additional five (5) year term. The agreements required Chesapeake to pay Mountaineer a lease bonus payment of $1,265 per acre on land parcels totaling 1,454 acres, for a total of approximately $1.8 million. In addition, Mountaineer will receive a 14% royalty on the sale of any oil or gas retrieved by Chesapeake. The lease bonus payment on the remaining 253 acres of property, at $1,265 per acre, will be paid upon the release of certain liens on that property. Mountaineer will continue to retain the ownership rights in all of the property and has the ability to sell the property subject to the terms of the lease agreements.

Refinancing:

        In July 2011, we announced several transactions by which we proposed to address (i) the upcoming maturity of our $125 million 9% Senior Subordinated Notes due June 1, 2012 and (ii) the funding required to establish a new video lottery terminal ("VLT") gaming facility at Scioto Downs, which we plan to open in 2012 following receipt of required regulatory approval. Specifically, we:

  •
  commenced a cash tender offer and consent solicitation for any and all of our outstanding $125 million in aggregate principal amount of 9% Senior Subordinated Notes due June 1, 2012 (the "2012 Notes");

  •
  commenced a cash tender offer and consent solicitation for any and all of our outstanding $260 million in aggregate principal amount of $12.625% Senior Secured Notes due July 15, 2014 (the "2014 Notes"); and

  •
  announced our intention to offer, in a private placement under Rule 144A of the Securities Act of 1933, as amended, $565 million in aggregate principal amount of Senior Secured Second Lien Notes due August 1, 2019.

        On August 1, 2011, after receiving the required consents of the holders of our 2012 Notes and 2014 Notes to permit the proposed amendments to the indentures governing the 2012 Notes and the 2014 Notes which eliminated substantially all of the restrictive covenants contained in such indentures and released the collateral securing our obligations under the 2014 Notes, we completed the offering of $565 million in aggregate principal amount of Senior Secured Second Lien Notes due August 1, 2019 (the "Notes") at an issue price equal to 97% of the aggregate principal amount of the Notes. The Notes were issued pursuant to an indenture, dated as of August 1, 2011 (the "Indenture"), among the Company, Mountaineer Park, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc. (each, a wholly-owned subsidiary of the Company and as a guarantor, the "Guarantors") and Wilmington Trust, National Association, as Trustee and as Collateral Agent. The net proceeds of the sale of the Notes were utilized to:

  •
  repurchase all of our outstanding 2012 Notes that were tendered in connection with the tender offer and consent solicitation and pay the accrued and unpaid interest thereon;

  •
  repurchase all of our outstanding 2014 Notes that were tendered in connection with the tender offer and consent solicitation and pay the accrued and unpaid interest thereon;

  •
  pay consent fees associated with the solicitation of consents to certain amendments to the indentures governing the 2012 Notes and 2014 Notes;

  •
  fund the redemption of the 2012 Notes and 2014 Notes that remained outstanding following the completion and settlement of the tender offers and consent solicitations and pay accrued and unpaid interest thereon;

  •
  pay fees and expenses incurred in connection with the offering of the Notes and the tender offers and consent solicitations; and

  •
  provide necessary funding to establish a new VLT gaming facility at Scioto Downs.

        Under the terms of the offer to purchase the 2012 Notes, holders of approximately $99.0 million of the $125 million 2012 Notes who tendered their notes and delivered consents received $1,002.50 per $1,000.00 of the aggregate principal amount of the notes tendered and accrued and unpaid interest thereon. The 2012 Notes that remained outstanding following the consummation of the tender offers will be redeemed on August 31, 2011, and the holders of such notes will receive a redemption price of 100% of the aggregate principal amount of such notes and accrued and unpaid interest thereon.

        Under the terms of the offer to purchase the 2014 Notes, holders of approximately $232.8 million of the $260 million 2014 Notes who tendered their notes and delivered consents received $1,065.63 per $1,000.00 of the aggregate principal amount of the notes tendered and accrued and unpaid interest thereon. The 2014 Notes that remained outstanding following the consummation of the tender offers will be redeemed on August 31, 2011, and the holders of such notes will receive a redemption price of 106.313% of the aggregate principal amount of such notes and accrued and unpaid interest thereon.

        We expect to incur a pretax loss on debt extinguishment of approximately $34.4 million related to the refinancing, which will be recorded during the third quarter of 2011.

        The Notes will mature on August 1, 2019, with interest payable semi-annually in arrears on February 1 and August 1 of each year. Until and including the interest payment due on August 1, 2013, interest will be payable, at the election the Company, (i) entirely in cash or (ii) at a rate of 10.50% in cash and a rate of 1.00% paid in kind by increasing the principal amount of the outstanding Notes or by issuing additional PIK Notes, as defined in the Indenture. The initial interest payment due on February 1, 2012 will be in cash and PIK Interest, as defined in the Indenture.

        The Notes and the guarantees are the Company's and the Guarantors' senior secured obligations and are jointly and severally, fully, and unconditionally guaranteed by the Guarantors, as well as future subsidiaries, other than our immaterial subsidiaries and unrestricted subsidiaries. The Notes and the guarantees rank equally in right of payment with all of the Company's and the Guarantors' existing and future senior debt and senior in right of payment to all of the Company's and the Guarantors' future subordinated debt. The Notes and the guarantees will be effectively junior to any of the Company's and the Guarantors' existing and future debt that is secured by senior or prior liens on the collateral, including indebtedness under the Company's new senior secured revolving credit facility, as discussed below, to the extent of the value of the collateral securing such obligations. The Notes and the guarantees will be structurally subordinated to all existing and future liabilities of the Company's subsidiaries that do not guarantee the Notes.

        The Notes are secured by a second priority lien on substantially all of the assets of the Company and the Guarantors, other than excluded property. Excluded property include (i) property, including gaming licenses and gaming equipment that cannot be collateral pursuant to applicable law, (ii) contracts that prohibit the grant of a security interest therein, (iii) motor vehicles, vessels, aircraft and other similar property, (iv) property subject to purchase money liens or capital leases permitted to be incurred under the Indenture, (v) certain intellectual property rights, (vi) certain parcels of non-core land, including a portion of the real property subject to the Chesapeake mineral rights lease (as described above), and real estate that is not material real property, (vii) capital stock of the Company's subsidiaries and (viii) deposit accounts. Excluded property, however, does not include proceeds of any such assets (unless such proceeds would otherwise constitute excluded property).

        On or after August 1, 2015, we may redeem all or a portion of the Notes upon not less than 30 nor more than 60 days' notice, at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest and additional interest, if any, on the Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on August 1 of the years indicated below:

Year	Percentage
2015	106.000%
2016	103.000%
2017 and thereafter	100.000%

        If we experience certain change of control events (as defined in the Indenture), we must offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date.

        If we sell assets or experience certain events of loss under certain circumstances and do not use the proceeds for specified purposes, we must offer to repurchase the Notes at 100% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date.

        If we have excess cash flow (as defined in the Indenture) for any fiscal year, commencing with the fiscal year ending December 31, 2012, and our consolidated total debt ratio is equal to or greater than 4.0:1.0, we must offer to purchase a portion of the outstanding Notes at a redemption price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase with 75% of our excess cash flow in excess of $7.5 million for such fiscal year. In addition, we must offer to purchase $150.0 million of the Notes if we fail to receive a license to operate VLTs at Scioto Downs from the Ohio Lottery Commission by June 1, 2012. We may offer to purchase such Notes prior to such date if we reasonably determine that it is unlikely that we will obtain such license prior to such date. The Notes are subject to redemption imposed by gaming laws and regulations of applicable gaming regulatory authorities.

        Until the Company is granted a license to operate VLTs at Scioto Downs or has deposited payment for the offer to purchase the Notes as described in the preceding paragraph with the paying agent, we cannot utilize $130.0 million of the net proceeds of the Notes. Such net proceeds have been deposited into a segregated account in which the Collateral Agent, on behalf of the holders of the Notes, shall have a perfected first-priority security interest. Prior to the receipt of the license, no withdrawals are permitted from the segregated account except in connection with the consummation of the offer to purchase the Notes pursuant to the preceding paragraph. Upon the satisfaction of the licensing requirement, we will be permitted to utilize the $130.0 million portion of the net proceeds of the Notes for the establishment, construction, development or operation of VLTs at Scioto Downs.

        The Indenture contains certain covenants limiting, among other things, our ability and the ability of our subsidiaries (other than its unrestricted subsidiaries) to:

  •
  incur additional indebtedness;

  •
  create, incur or suffer to exist certain liens;

  •
  pay dividends or make distributions on capital stock or repurchase capital stock;

  •
  make certain investments;

  •
  place restrictions on the ability of subsidiaries to pay dividends or make other distributions to the Company;

  •
  sell certain assets or merge with or consolidate into other companies; and

  •
  enter into certain types of transactions with the stockholders and affiliates.

        These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such Notes to be declared due and payable.

        Under the registration rights agreement applicable to the Notes, we are required to file an exchange offer registration statement, which registration statement must be declared effective within 225 days following the date of issuance of the Notes, and to use reasonable best efforts to complete an offer to exchange the Notes for equivalent registered securities within 45 days of the registration statement being declared effective. In addition, under certain circumstances, we are required to file a shelf registration statement to cover resales of the Notes. The Securities and Exchange Commission has broad discretion to determine whether any registered exchange offer or shelf registration statement will be declared effective and may delay or deny the effectiveness of any such registration statement filed by us for a variety of reasons. We will be required to pay liquidated damages on the Notes if we fail to comply with certain requirements in connection with the exchange offer registration statement and, if applicable, a shelf registration statement.

New Credit Facility:

        On August 1, 2011, we terminated our former credit facility and entered into a new senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. No amounts have been drawn under the Credit Facility. The interest rate per annum applicable to loans under the Credit Facility will be, at the Company's option, either (i) LIBOR plus a spread, or (ii) base rate, which will be the "prime rate" of interest in effect on the day of the borrowing request as published in the Wall Street Journal, plus a spread.

        The Credit Facility is secured by substantially the same assets securing the Notes (and including securities of the Company's subsidiaries to the extent permitted by law). Borrowings under the Credit Facility are guaranteed by all of our existing and future domestic restricted subsidiaries. The security interest in the collateral that secures the Credit Facility is senior to the security interest in the collateral that secures the Notes.

        The Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiary guarantors to incur additional indebtedness or become a guarantor; create a lien on collateral; engage in mergers, consolidations or asset dispositions; pay dividends or make distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries; make capital expenditures; or modify its line of business. The Credit Facility also includes certain financial covenants, including the requirements that the Company maintain throughout the term of the Credit Facility and measured as of the end of each fiscal quarter, the following maximum consolidated leverage ratios: (i) 7.75:1.00 for the fiscal quarters ending September 30, 2011 through June 30, 2012, (ii) 7.50:1.00 for the fiscal quarters ending September 30, 2012 and December 31, 2012, (iii) 7.00:1.00 for the fiscal quarters ending March 31, 2013 through September 30, 2013, and (iv) 6.50:1.00 for the fiscal quarters ending December 31, 2013 through December 31, 2015. In addition, the Company will be required to maintain a minimum consolidated interest coverage ratio not greater than: (i) 1.25:1.00 for the fiscal quarters ending September 30, 2011 through March 31, 2012, (ii) 1.30:1.00 for the fiscal quarter ending June 30, 2012, and (iii) 1.40:1.00 for the fiscal quarters ending September 30, 2012 through December 31, 2015 and a minimum consolidated EBITDA amount of (x) $60.0 million for the fiscal quarters ending September 30, 2011 through December 31, 2012 and (y) $80.0 million for the fiscal quarters ending March 31, 2013 through December 31, 2015. Capital expenditures are also limited to $25.0 million per annum throughout the term of the Credit Facility. Our former credit facility also contained certain financial covenants whereby we were required to maintain a maximum leverage ratio ranging from 7.00:1.00 to 4.50:1.00 per quarter, a minimum interest coverage ratio ranging from 1.10:1.00 to 1.50:1.00 per quarter and a minimum consolidated EBITDA covenant ranging from $54.0 million to $65.0 million per annum. As of June 30, 2011, the Company remained in compliance with the covenants.

        The Credit Facility contains a number of customary events of default, including, among others, for the non-payment of principal, interest or other amounts; the inaccuracy of certain representations and warranties; the failure to perform or observe certain covenants; a cross-default to other indebtedness of the Company, including the Notes; certain events of bankruptcy or insolvency; certain ERISA events; the invalidity of certain loan documents; certain changes of control; and certain material adverse changes. If any event of default occurs, the lenders under the Credit Facility would be entitled to take various actions, including accelerating amounts due thereunder and taking all actions permitted to be taken by a secured creditor.

        In 1999, Scioto Downs, Inc. entered into a term loan agreement that provided for monthly payments of principal and interest of $30,025 through September 2013. The effective interest rate was 6.25% per annum. The term loan was collateralized by a first mortgage on Scioto Downs' real property facilities, as well as other personal property, and an assignment of the rents from lease arrangements. At June 30, 2011, there was $0.8 million outstanding under the term loan. On July 29, 2011, we prepaid the entire balance outstanding under the first lien mortgage. As a result of the prepayment, we will record a pretax gain on debt extinguishment of approximately $60,000 during the third quarter of 2011.

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

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Contractual cash obligations:
Long-term debt(1)	$565.4	$0.4	$—	$—	$565.0
Employment agreements(2)	6.2	3.1	3.1	—	—

Total	$571.6	$3.5	$3.1	$—	$565.0

(1)
These amounts, exclusive of the interest component, reflect the refinancing transaction that was completed on August 1, 2011 (as discussed above), and therefore do not represent amounts included on our consolidated balance sheet as of June 30, 2011. See Note 9 to our consolidated financial statements included elsewhere in this report for additional information about our debt and related matters.

(2)
Includes base salaries, guaranteed payments and annual targeted incentive amounts.

Capital Expenditures:

        During the six months ended June 30, 2011, additions to property and equipment and other capital projects aggregated $3.8 million, which included $2.0 million related to the purchase of 99 new slot machines and 248 slot theme conversions. We anticipate spending up to a total of approximately $13.0 million during 2011 on capital expenditures, exclusive of amounts relating to our intent to establish a new video lottery gaming facility at Scioto Downs. Significant components of expenditures for 2011 are expected to include $4.5 million for slot machines, theme conversions and other gaming-related equipment at Mountaineer, $3.5 million for slot machines, theme conversions and other gaming-related equipment at Presque Isle Downs, approximately $0.5 million for poker room construction and equipment at Presque Isle Downs, and $1.2 million to construct two new barns at Presque Isle Downs, pursuant to an agreement with the Pennsylvania Racing Commission.

        In addition, West Virginia legislation has been passed that creates a modernization fund that enables each racetrack to recover $1 for each $2 expended for certain facility capital improvements having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital improvements include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at the racetrack for not less than five years. On July 26, 2011, the West Virginia Lottery Commission issued an administrative order which stated that approximately $3.7 million is available to Mountaineer during the state's fiscal year commencing July 1, 2011.

Commitments and Contingencies:

        On July 13, 2009, the former Governor of Ohio signed a Directive and issued an executive order directing the Ohio Lottery Commission to take action to implement, and the Ohio legislature approved a budget bill which included language to define and enable video lottery terminals ("VLTs") at Ohio's seven commercial horse tracks, including Scioto Downs. However, despite the efforts by the former Governor, the legislature and the Ohio Lottery Commission, legal and other challenges prohibited Ohio from moving forward with permitting VLT gaming at the racetracks prior to the November 2010 election. On November 2, 2010, voters in Ohio elected a new Governor and a significant number of new members to the legislature.

        In June 2011, Governor of Ohio's administration announced it had reached agreements with two casino operators in Ohio regarding the expansion of gaming within the state. The announced agreements provided a framework for the expansion of gaming in Ohio including the installation of VLTs at Ohio's existing horse racetracks. The agreements included the below proposed terms for racetrack owners seeking to become VLT sales agents:

  •
  $50.0 million licensing fee ($10.0 million payable upon application, $15.0 million payable at the onset of VLT sales and $25.0 million payable one year after the onset of VLT sales);

  •
  Commission for VLT sales agents (the amount of sales revenue the racetrack owners would be permitted to retain) would not exceed 66.5%;

  •
  Required investment of at least $150.0 million in the facilities within three (3) years following licensure, including VLT machines, with a maximum credit of $25.0 million allowed for the value of existing facilities and land;

  •
  Facilities would be required to open within three (3) years of license approval;

  •
  The state would consider transferring horse racing permits from current track locations to new temporary locations, which may include the Dayton and Youngstown areas, at a later date;

  •
  No VLT sales can commence prior to VLT licensees reaching an agreement with the horse racing industry on funds to benefit the horse racing industry; and

  •
  For the first ten (10) years of operation, VLT agent licenses would be granted only to horse racing permit holders.

        On June 29, 2011, the Ohio legislature approved a bill that would permit any owner of an Ohio racetrack eligible for a permit to operate VLTs to apply to the Ohio State Racing Commission within a two-year period following the effective date of the legislation for a transfer of its racetrack license. To the extent that any such transfer is approved, the owner of such facility will be permitted to operate a temporary facility at its new location while constructing or otherwise preparing its new track, as will the casinos. We expect the racetracks will be authorized to have temporary facilities. Any transfer of an existing racetrack license will be subject to payment of a relocation fee and any such temporary facility will be required to meet minimum capital investment and structure requirements, each to be established by the Ohio State Racing Commission. The legislation provides, however, that an owner of an Ohio racetrack located on property owned by a political subdivision may relocate its track to a new location within 20 miles of its current location and such owner may not be charged a relocation fee. One of our competitors, Penn National Gaming, Inc., has already informed the Ohio State Racing Commission that it will seek permission to relocate its Toledo and Columbus racetracks to Youngstown and Dayton. Relocation of an existing racetrack to Youngstown, Ohio would create significant additional competition in one of our primary markets. We expect that such additional competition could have a material adverse effect on our financial conditions and results of operations, particularly on our operations at Mountaineer.

        The terms applicable to licensing of VLT operations at Ohio's racetracks are not final and portions of the agreements may require approval by the Ohio legislature and action by the Ohio Lottery Commission to implement such terms. Further, VLTs cannot operate until tracks reach an agreement with the horse racing industry on funds to benefit the industry and the State of Ohio reserves the right to determine the terms of such an agreement if one is not reached by the time VLT sales are set to begin. In addition, the approval of VLT operations at racetracks may be subject to litigation seeking to prevent such gaming activities, which could be protracted and delay commencement of VLT operations. As a result, we cannot assure you that the operation of VLTs at the racetracks will be approved on the terms described above or the timing of commencement of operations of VLTs at racetracks in Ohio.

        Scioto Downs is one of seven racetracks in Ohio that will be able to apply for a three-year renewable sales agent license to operate a VLT facility at its existing racetrack. For the first ten (10) years, we expect such VLT licenses to be granted only to the existing seven racetracks. We intend to apply for a license to operate VLTs at Scioto Downs and have undertaken substantial planning activities to redevelop Scioto Downs. The gaming facility build out is expected to encompass approximately 130,000 square feet, including 70,000 square feet of gaming space to accommodate up to 2,500 VLTs and four food and beverage outlets. We believe construction of the new facility, which will be in two phases, will take approximately ten months from commencement of construction. Development, construction and equipment costs are expected to be approximately $125.0 million over a required three-year period, not including the $50 million license fee. We believe we are well positioned to receive the VLT license approval to install VLTs at the Scioto Downs property and we expect that we will open the new facility in the first quarter of 2012 with 2,000 VLTs and the facility will be fully operational in the second quarter of 2012 with 500 additional VLTs. However, there can be no assurance that we will receive a license to operate VLTs at Scioto Downs or as to actual timing of the opening of the facility, which may be affected by a number of factors beyond our control.

        The 2009 Ohio legislation enabling video lottery was also subject to two lawsuits filed in 2009. These lawsuits were dismissed in October 2009; however, each of these lawsuits could be re-filed, challenging the recent authorization of VLT gaming. As a result, we cannot assure you that the operation of VLTs at the racetracks will be approved on the terms described above or the timing of commencement of operations of VLTs at racetracks in Ohio.

        On November 3, 2009, the voters of Ohio approved a constitutional amendment permitting casinos to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at both Mountaineer Casino and Presque Isle Downs commencing in approximately mid-2012. A casino in Columbus will increase competition at Scioto Downs.

        Upon commencement of slot operations at Presque Isle Downs, the Pennsylvania Gaming Control Board (the "PGCB") advised Presque Isle Downs that it would receive a one-time assessment of $0.8 million required of each slot machine licensee after commencement of gaming operations. The assessment was paid and represented a prepayment toward the initial borrowings of the PGCB, the

Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the borrowers"), required to fund the costs they incurred as a result of gaming operations. Based upon correspondence we received from the Pennsylvania Department of Revenue and discussions with the PGCB that additional assessments would be likely, the total prepayment by Presque Isle Downs of $0.8 million was recognized as a gaming assessment and charged to expense during the third quarter of 2010. The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, as a result of gaming operations once the designated number of Pennsylvania's slot machine licensees is operational. For $63.8 million, payment was to begin after the eleventh facility opened while payment of the remaining $36.1 million would commence after all fourteen licensees are operational. On July 11, 2011, the PGCB issued an administrative order which established that quarterly payments associated with $63.8 million would commence on January 1, 2012, and would not be dependent on the opening of the eleventh facility. We estimate that our share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately 8-9%, and will be assessed annually over a ten-year period. At this time, we cannot determine the assessment amount associated with the remaining $36.1 million.

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

        On March 7, 2008, we sold 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owned and operated Binion's Gambling Hall & Hotel located in Las Vegas, Nevada ("Binion's"), and Speakeasy Fremont Experience Operating Company in accordance with the terms of a Stock Purchase Agreement dated June 26, 2007 (as subsequently amended), executed between the Company and TLC Casino Enterprises, Inc. ("TLC"). In connection with our original acquisition of Binion's, we provided limited guarantees on certain land leases that expired in March 2010. TLC remained obligated to use its reasonable best efforts to assist us in obtaining releases of these guarantees, to pay the rent underlying the leases we guaranteed on a timely basis, and to indemnify us in the event we were required to pay the land lease obligations pursuant to the guarantees.

        Since July 2009, TLC paid only a portion of total monthly rent with respect to one of the leases we guaranteed. Upon the demand of the landlord that we make monthly payments pursuant to our guarantee, we paid the amounts demanded (approximately $0.7 million in the aggregate through March 2010), thus curing the events of default. We demanded reimbursement from TLC, and commenced legal action for indemnification pursuant to the Stock Purchase Agreement. On October 27, 2009, we reached a settlement with TLC whereby TLC agreed to confess judgment as to amounts we paid and amounts that may be paid by us through the expiration of the guarantees, certain legal fees and interest at the rate of 10% on amounts actually paid by us with respect to the rental payments. We agreed to forbear from enforcing the judgment for two years, provided however that the forbearance will terminate under certain conditions or if there is a change in control of TLC. During the forbearance period, TLC is also obligated to make payments in partial satisfaction of the judgment in the event TLC raises any capital through debt or equity. Through June 30, 2011, TLC has reimbursed us $25,000 for legal fees that we had incurred in connection with our collection efforts.

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

        In connection with the termination without cause of our former chief operating officer on January 21, 2011, we recorded severance costs of approximately $134,000 which were generally paid in bi-weekly installments through May 30, 2011. In addition, 125,000 RSUs and a cash award of $93,500 vested and became non-forfeitable upon his termination, pursuant to a Restricted Stock and Cash Award Agreement, resulting in incremental costs of approximately $190,000.

        In connection with the termination of a key employee on March 28, 2011, we recorded severance costs of approximately $160,000 which are generally being paid in bi-weekly installments through November 30, 2011. In addition, 51,433 RSUs, 54,200 stock options and cash awards of $121,300 were forfeited.

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

        On May 4, 2011, the Compensation Committee of the Board of Directors of the Company approved the grant of (i) nonqualified stock options to purchase a total of 46,500 shares of the Company's common stock; (ii) a total of 15,600 RSUs; and (iii)) a cash-based performance award totaling $100,000 to an executive officer under the Company's 2010 Long-Term Incentive Plan. The stock options will vest and become exercisable in three equal installments in the amounts of 33% on each of the first and second anniversaries of the date of grant and 34% on the third anniversary of the date of grant. Further, all unvested options will fully vest and become exercisable immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The RSUs will vest and become non-forfeitable upon the third anniversary of the date of grant; and all unvested RSUs will vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The cash-based performance awards are contingent upon the achievement of differing levels of performance (as defined) and are measured by the level of the Company's Corporate Free Cash Flow (as defined) over a one-year Performance Period, which is defined as calendar year 2011. The awards earned, if any, will vest and become payable at the end of the Vesting Period, defined as the two calendar year period following the

Performance Period. The earned awards also vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company.

        As of August 9, 2011, there were outstanding 426,000 RSUs and options to purchase 815,800 shares of our common stock. If all such stock options were exercised, we would receive proceeds of approximately $5.2 million. We utilize the treasury stock method in determining the dilutive effect of outstanding stock options and RSUs. Our basic earnings per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and RSUs utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

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

        At January 1, 2011, goodwill of approximately $494,000 existed at Presque Isle Downs and was associated with the 2007 acquisition of an off-track wagering facility in Erie, Pennsylvania. The carrying value of the net assets of Presque Isle Downs is negative (which is attributed primarily to debt incurred in connection with the original construction of the casino and race track). At December 31, 2010, this resulted in a reporting unit fair value in excess of carrying value, thus precluding further analysis pursuant to Step 2 under ASC 350, prior to the adoption of ASU 2010-28. Upon adoption of ASU 2010-28, we reassessed the Presque Isle Downs goodwill pursuant to the provisions thereof and determined that further analysis was required to assess the carrying value of goodwill. Upon application of Step 2 of the goodwill impairment test, including allocation of the fair value of the reporting unit to the various tangible and intangible assets and liabilities of Presque Isle Downs, we concluded that the goodwill was impaired. Impairment was recorded through an adjustment to decrease beginning retained earnings of approximately $289,000 (net of $205,000 of deferred income taxes) at January 1, 2011, to reflect the adoption of ASU 2010-28 and the corresponding impairment of the Presque Isle Downs' goodwill.

        In June 2011, the FASB issued new guidance to increase the prominence of other comprehensive income in financial statements. This guidance provides the option to present the components of net income and comprehensive income in either one single statement or in two consecutive statements reporting net income and other comprehensive income. This guidance is effective for the Company beginning in fiscal year 2012. The adoption of this guidance will not have a material impact on our consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. However, with the issuance of our former fixed rate Senior Secured Notes due 2014 and Senior Subordinated Notes due 2012, as well as the recent issuance of our fixed rate Senior Secured Second Lien Notes due 2019; our exposure to interest rate changes will be limited to amounts which may be outstanding under our Credit Facility. (See Liquidity and Sources of Capital included elsewhere within this report and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included in our Annual Report on Form 10-K for the year ended December 31, 2010).

        Depending upon the amounts outstanding under our Credit Facility, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $200,000, assuming that the entire amount of borrowings permitted under the Credit Facility was outstanding.

        At June 30, 2011, the fair value of amounts outstanding under our Credit Facility and other long-term debt approximates the carrying value, except for our Senior Secured Notes and Senior Subordinated Notes for which the fair value was determined based upon level 2 inputs (as defined by ASC 820, Fair Value Measurements and Disclosures) including quoted market prices and bond terms and conditions. The aggregate fair value of the Senior Secured Notes and Senior Subordinated Notes was $391 million at June 30, 2011.

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

 PART II
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        Edson R. Arneault and Gregory J. Rubino v. Individual Members and Employees of the Pennsylvania Gaming Control Board, MTR Gaming Group, Inc., et al; Case No. 2:05-mc-02025; United States District Court for the Western District of Pennsylvania.    On April 15, 2011, Messrs. Edson R. Arneault (the Company's former chairman, president and chief executive officer) and Gregory J. Rubino, as co-plaintiffs, initiated legal action against individual members and employees of the Pennsylvania Gaming Control Board, the Company, as well as certain of our former and current officers and directors, Presque Isle Downs, Inc., Leonard Ambrose, III, Nicholas C. Scott and Scott's Bayfront Development, Inc. The lawsuit alleges a conspiracy by Company officials and the Pennsylvania Gaming Control Board to violate Messrs. Arneault and Rubino's due process and equal protection rights, as well as claims for promissory estoppel and unjust enrichment (the "Complaint"). Mr. Arneault is seeking recovery of legal fees relating to the renewal of his Pennsylvania gaming license and Mr. Rubino is seeking amounts he alleges are owing under his former consulting agreement with the Company and Presque Isle Downs, Inc., as well as certain of its former and current officers and directors. The Company, Presque Isle Downs, Inc. and its former and current officers and directors that are parties to this action (the "MTR Defendants") believe this lawsuit is without merit, vehemently deny the allegations and intend to defend the case vigorously. Additionally, the MTR Defendants have submitted Motions to Dismiss the Complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure which state that the Complaint is wholly frivolous both legally and factually.

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

ITEM 1A.    RISK FACTORS.

        The Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 and on Form 10-Q for the quarter ended March 31, 2011, are updated and supplemented as follows:

We face significant competition from other gaming and racing facilities, and increased competition could have a material adverse effect on us.

        Gaming operations.    We face substantial competition in each of the markets in which our gaming facilities are located. Some of the competitors have significantly greater name recognition and financial and marketing resources than we do; some are permitted to conduct additional forms of gaming; and some pay substantially lower taxes than we do, which may permit them to spend more for marketing and promotions and thus gain a competitive advantage over us. All of our gaming operations primarily compete with other gaming operations in their geographic areas. New expansion and development activity is occurring in each of the relevant markets. These factors, as well as the legalization of other forms of gaming in the markets in which our gaming facilities are located, may intensify competitive pressures and could have a material adverse effect on us. For example, VLT gaming at racetracks in Ohio, when operational, would compete with Mountaineer and Presque Isle Downs, and new casino gaming operations in Ohio as a result of the November 3, 2009 amendment to the Ohio constitution will also compete with Mountaineer, Presque Isle Downs and Scioto Downs and may have a material adverse effect on our business, financial condition and results of operations. Such adverse impact may be exacerbated by any permitted relocations of racetracks from their existing locations.

        In recent years, the number of gaming options available to consumers in our West Virginia area market has increased considerably. While there are three other tracks and one resort in West Virginia that offer slot machine and table gaming, only one, Wheeling Downs, lies within Mountaineer's primary market, located approximately 40 miles to the south in Wheeling, West Virginia. That competitor currently operates approximately 1,800 slot machines, 12 poker tables, and 37 casino table games.

        The primary competitors for Mountaineer (and to a lesser extent, Presque Isle Downs) are gaming operations in Pennsylvania. Pennsylvania's slot machine law, as amended on January 7, 2010, contemplates the installation of slot machines and table games at up to fourteen locations. Additionally, Mountaineer competes with smaller gaming operations conducted in local bars and fraternal organizations. West Virginia law permits limited video lottery machines ("LVLs") in local bars and fraternal organizations. The West Virginia Lottery Commission authorizes up to 7,500 slot machines in adults-only facilities throughout West Virginia. No more than five slot machines are allowed in each establishment licensed to sell alcoholic beverages, and no more than ten slot machines are allowed in each licensed fraternal organization. As of June 1, 2011, there were a total of approximately 1,250 LVL's in bars and fraternal organizations in Hancock County (where Mountaineer is located) and the two neighboring counties (Brooke and Ohio Counties). Although the bars and fraternal organizations housing these machines lack poker and table gaming, as well as the amenities and ambiance of our Mountaineer facility, they do compete with us, particularly for the local patronage.

        All of our gaming operations also compete to a lesser extent with operations in other locations, including Native American lands, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, on- and off- track wagering, high-stakes bingo, card parlors, and the emergence of Internet gaming. In addition, casinos in Canada likewise advertise in our target markets.

        Racing and pari-mutuel operations.    Mountaineer's racing and pari-mutuel operations compete directly for wagering dollars with Wheeling Downs, Thistledown, Northfield Park and The Meadows, which are located ranging from approximately 40 to 85 miles from Mountaineer. Wheeling Downs conducts pari-mutuel greyhound racing, simulcasting and casino gaming. Thistledown and Northfield Park conduct pari-mutuel horse racing but not video lottery or slot gaming. The Meadows conducts live harness racing, simulcasting and slot gaming. Mountaineer would also compete with Valley View Downs in Lawrence County, Pennsylvania, approximately 45 miles from Mountaineer, if it is constructed and opened. Mountaineer also competes with off-track wagering facilities in Ohio and Pennsylvania, and other racetracks for participation by quality racehorses.

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

Recent approval of gaming in Ohio will create significant new competition.

        On November 3, 2009, the voters of Ohio approved a constitutional amendment permitting casinos to be located each of Cleveland, Cincinnati, Toledo and Columbus. A casino in Cleveland will increase competition at both Mountaineer and Presque Isle Downs commencing approximately in mid-2012. A casino in Columbus will increase competition at Scioto Downs. Each casino may have up to 5,000 VLTs as well as any other casino games authorized in any state that borders Ohio.

        During the second quarter of 2011, approximately 75% of the total amount played in Mountaineer's slot machines was attributable to customers from Ohio and approximately 48% of the total amount played in Presque Isle Downs' slot machines was attributable to customers from Ohio. Specifically, 8% of amounts played at Mountaineer's slot machines and 20% of the amounts played at Presque Isle Downs' slot machines was attributable to customers from Cuyahoga County, Ohio, which is the location of one of the planned casinos and racetracks (Thistledown) that are expected to offer slot gaming, and is also near Northfield Park, another racetrack expected to offer slot gaming. As a result, we expect that future gaming operations at the downtown Cleveland casino, Thistledown and Northfield Park would compete with gaming operations at Mountaineer and Presque Isle Downs and create significant new competition. In addition, in June 2011, the Governor of Ohio's administration and two casino operators in Ohio entered into agreements that contemplate video lottery terminal ("VLT") gaming at Ohio's existing racetracks, including Scioto Downs. While we believe that the approval of VLT gaming at Scioto Downs may positively impact our financial condition and results of operations, we also expect that such gaming activity, as well as gaming activity at the planned Ohio casinos, will negatively impact our results of operations at Mountaineer and Presque Isle Downs and that such negative impact will be material. Although we intend to be proactive in our efforts to mitigate the effects of such competition, including continuing our efforts to introduce gaming at Scioto Downs as previously proposed, continuing to provide first-class customer service at all of our facilities, and continuing to manage and reduce our costs, casino gaming permitted pursuant to the constitutional amendment and VLT gaming at racetracks in Ohio may materially and adversely affect our results of operations and consequently our ability to obtain financing, to pay the license fees and otherwise make necessary investments at Scioto Downs to permit VLT gaming and comply with the conditions to licensing.

The future of VLT gaming at Scioto Downs is uncertain.

        On July 13, 2009, the former Governor of Ohio signed a Directive and issued an executive order directing the Ohio Lottery Commission to take action to implement, and the Ohio legislature approved a budget bill which included language to define and enable VLTs at Ohio's seven commercial horse tracks, including Scioto Downs. However, despite the efforts by the former Governor, the legislature and the Ohio Lottery Commission, legal and other challenges prohibited Ohio from moving forward with permitting VLT gaming at the racetracks prior to the November 2010 election. On November 2, 2010, voters in Ohio elected a new Governor and a significant number of new members to the legislature. In June 2011, the Governor of Ohio's administration reached agreements with two casino operators in Ohio regarding the expansion of gaming within the state. The announced agreements provided a framework for the expansion of gaming in Ohio including the installations of VLTs at Ohio's existing horse racetracks. Such agreements contemplate that each of Ohio's seven racetracks, including Scioto Downs, will be permitted to apply for three (3) year renewable VLT licenses at a cost of $50.0 million each, which would be paid $10.0 million upon application, $15.0 million at the onset of VLT sales, and $25.0 million one year after the onset of VLT sales. For the first ten (10) years, we expect such VLT licenses to be granted only to the seven existing racetracks. The agreements contemplate that the commission applicable to VLT operations at racetracks will be 66.5% of all VLT gross sales revenue and that the racetracks would be required to invest at least $150.0 million in facilities within three years following licensure, including the cost of VLT machines, with a maximum credit of $25.0 million for the value of existing facilities and land. The agreements further provide that a racetrack may not operate until such racetrack reaches an agreement that is acceptable to the horse racing industry with respect to funds to benefit the horse racing industry and that racetracks must open their facilities within three years of being licensed.

        The 2009 Ohio legislation enabling video lottery was also subject to two lawsuits filed in 2009. These lawsuits were dismissed in October 2009; however, each of these lawsuits could be re-filed, challenging the recent authorization of VLT gaming. As a result, we cannot assure you that the operation of VLTs at the racetracks will be approved on the terms described above or the timing of commencement of operations of VLTs at racetracks in Ohio.

        In addition, the conditions applicable to VLTs at Ohio racetracks require significant investment in license fees and development of gaming facilities and the State of Ohio is expected to retain 33.5% of the net revenues from VLTs. Accordingly, even if we successfully obtain a license to operate VLT gaming at Scioto Downs, we cannot assure you that the revenues generated from VLT gaming at Scioto Downs will yield an adequate return on our investment or that we will be able to operate VLTs at Scioto Downs profitably because of the significant investment required and the retention of revenues by the State of Ohio.

        On June 29, 2011, the Ohio legislature approved a bill that would permit any owner of an Ohio racetrack eligible for a permit to operate VLTs to apply to the Ohio State Racing Commission within a two year period following the effective date of the legislation for a transfer of its racetrack license. To the extent that any such transfer is approved, the owner of such facility will be permitted to operate a temporary facility at its new location while constructing or otherwise preparing its new track, as will the casinos. We expect the racetracks will be authorized to have temporary facilities. Any transfer of an existing racetrack license will be subject to payment of a relocation fee and any such temporary facility will be required to meet minimum capital investment and structure requirements, each to be established by the Ohio State Racing Commission. The legislation provides, however, that an owner of an Ohio racetrack located on property owned by a political subdivision may relocate its track to a new location within 20 miles of its current location and such owner may not be charged a relocation fee. One of our competitors, Penn National Gaming, Inc., has already informed the Ohio State Racing Commission that it will seek permission to relocate its Toledo and Columbus racetracks to Youngstown and Dayton. Relocation of an existing racetrack to Youngstown, Ohio would create significant additional competition in one of our primary markets. We expect that such additional competition could have a material adverse effect on our financial conditions and results of operations, particularly on our operations at Mountaineer.

We are required to schedule a minimum number of live racing days in West Virginia and Pennsylvania.

        All of the states in which we conduct live racing impose requirements with respect to the minimum number of live race dates annually. The gaming laws and regulations of West Virginia and Pennsylvania, the states in which our racetracks operate slot machines and casino table games, likewise condition gaming operations on the satisfaction of live racing requirements. Live racing days typically vary in number from year to year and are based on a number of factors, including the number of suitable race horses and the occurrence of severe weather, many of which are beyond our control, as well as our agreements with the horsemen's associations that represent the owners and trainers who race at our tracks. If we fail to meet the minimum live racing day requirements at Mountaineer, we would be prohibited under West Virginia law from conducting simulcast racing or renewing our gaming license at Mountaineer. In addition, the failure to meet the required minimum number of days at Presque Isle Downs would result in immediate suspension of the slot machine license. If we were unable to offer simulcast racing or slot machine gaming at Mountaineer or slot machine gaming at Presque Isle Downs, this would have a material adverse effect on our business, financial condition, results of operations and ability to meet our payment obligations under our various debt instruments.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the Notes.

        On August 1, 2011, after receiving the required consents of the holders of our 2012 Notes and 2014 Notes to permit the proposed amendments to the indentures governing the 2012 Notes and the 2014 Notes which eliminated substantially all of the restrictive covenants contained in such indentures and released the collateral securing our obligations under the 2014 Notes, we completed the offering of $565 million in aggregate principal amount of Senior Secured Second Lien Notes due August 1, 2019 (the "Notes") at an issue price equal to 97% of the aggregate principal amount of the Notes. The Notes were issued pursuant to an indenture, dated as of August 1, 2011 (the "Indenture"), among the Company, Mountaineer Park, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc. (each, a wholly-owned subsidiary of the Company and as a guarantor, the "Guarantors") and Wilmington Trust, National Association, as Trustee and as Collateral Agent. Substantially concurrently with the closing of the offering, we terminated our former credit facility and entered into a new senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. No amounts have been drawn under the Credit Facility.

        As a result of this refinancing transaction, as of August 1, 2011, after giving effect to the issuance of Notes and the use of proceeds thereof, we had $565.4 million of indebtedness outstanding and

$20.0 million of unused commitments under the Credit Facility. Our substantial indebtedness could have important consequences. For example, it could:

  •
  make it more difficult for us to satisfy our obligations with respect to the Notes and our other indebtedness, which could in turn result in an event of default on the Notes or such other indebtedness;

  •
  limit our ability to borrow additional funds or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes;

  •
  increase our vulnerability to adverse economic and industry conditions;

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities or other purposes, such as funding our working capital and capital expenditures;

  •
  limit our flexibility in planning for, or reacting to, changes in the business and industry in which we operate;

  •
  affect our ability to satisfy financial suitability standards prerequisite to obtaining new gaming or racing licenses and renewal of existing licenses;

  •
  place us at a competitive disadvantage compared to certain competitors that have proportionately less debt; and

  •
  prevent us from raising the funds necessary to repurchase all Notes tendered to us upon the occurrence of a change of control, which would constitute a default under the Indenture governing the Notes, which in turn would trigger a default under the Credit Facility if the Credit Facility remains outstanding after such change of control.

        The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects or ability to satisfy our obligations under the Notes.

        In addition, we and our future subsidiaries may be able to incur substantially more debt in the future. Although the Credit Facility and the Indenture governing the Notes contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. The terms of the Indenture will permit us to incur additional indebtedness, including additional secured indebtedness. Such additional indebtedness may intensify the risks we face as a result of our substantial indebtedness and, to the extent such indebtedness is secured, could negatively impact the ability of the holders of Notes to realize the proceeds of collateral distributed in connection with any foreclosure, insolvency, liquidation, reorganization, dissolution or similar proceedings.

The Credit Facility and the Indenture governing the Notes contain various covenants limiting the discretion of our management in operating our business and could prevent us from capitalizing on business opportunities and taking some corporate actions.

        The Credit Facility and the Indenture governing the Notes impose significant operating and financial restrictions on us. These restrictions will limit or restrict, among other things, our ability and the ability of our restricted subsidiaries to:

  •
  incur additional indebtedness;

  •
  make restricted payments;

  •
  make investments;

  •
  create, incur or suffer to exist liens;

  •
  sell assets;

  •
  enter into agreements restricting our subsidiaries' ability to pay dividends, make loans or transfer assets to us;

  •
  engage in transactions with affiliates; and

  •
  consolidate, merge or sell all or substantially all of our assets.

        These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other business opportunities.

        Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements (including the Indenture governing the Notes and the Credit Facility) could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the indebtedness under these agreements, terminate any funding commitments and foreclose upon any collateral securing such indebtedness. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under the Notes. We would, therefore, be required to seek alternative sources of funding, which may not be available on commercially reasonable terms, terms as favorable as our current agreements or at all, or face bankruptcy. If we are unable to refinance our indebtedness or find alternative means of financing our operations, we may be required to curtail our operations or take other actions that are inconsistent with our current business practices or strategy. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or amend the covenants.

Our ability to generate cash depends on many factors beyond our control, and we may not be able to generate the cash required to service our debt.

        Our ability to make payments on, or repay or refinance, our indebtedness, including the Notes, and to fund planned capital expenditures, will depend largely upon our future operating performance. Our future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In particular, if adverse regional and national economic conditions persist, worsen, or fail to improve significantly, we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to generate sufficient cash to fund our liquidity needs or fail to satisfy the financial and other restrictive covenants that we are subject to under our indebtedness. In addition, our ability to borrow funds in the future to make payments on our indebtedness will depend on the satisfaction of the covenants in the Indenture governing the Notes, the Credit Facility and our other debt agreements, and other agreements we may enter into in the future. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs.

        We cannot assure you that we will be able to refinance any of our indebtedness, including our indebtedness under the Credit Facility, on commercially reasonable terms or at all. In particular, the Credit Facility will mature prior to the maturity of the Notes. If we were unable to make payments or refinance our indebtedness or obtain new financing under these circumstances, we would have to consider other options, such as the sale of assets, the sales of equity and/or negotiations with our lenders to restructure the applicable indebtedness. The Indenture governing the Notes, the Credit

Facility and our other debt instruments may restrict, or market or business conditions may limit, our ability to take some or all of these actions.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

        If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, or premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Any default under the agreements governing our indebtedness, including a default under the Credit Facility that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness, could render us unable to pay the principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

        Not Applicable.

ITEM 4.    REMOVED AND RESERVED.

ITEM 5.    OTHER INFORMATION.

        Not Applicable.

ITEM 6.    EXHIBITS.

Exhibits	Item Title
4.1	Supplemental Indenture dated as of August 1, 2011, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB) (the 2014 Notes Supplemental Indenture) (incorporated by reference to our current report on Form 8-K filed on August 3, 2011).
4.2
Supplemental Indenture dated as of August 1, 2011, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wilmington Trust Company (the 2012 Notes Supplemental Indenture) (incorporated by reference to our current report on Form 8-K filed on August 3, 2011).
4.3
Indenture dated as of August 1, 2011, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wilmington Trust, National Association (incorporated by reference to our current report on Form 8-K filed on August 3, 2011).
10.1
Credit Agreement dated as of August 1, 2011, by and between the Company, JPMorgan Chase Bank, N.A., as administrative agent, Mountaineer Park, Inc., Presque Isle Downs, Inc., and Scioto Downs, Inc. and the lenders party thereto (incorporated by reference to our current report on Form 8-K filed on August 3, 2011).

Exhibits	Item Title
31.1	Certification of Jeffrey J. Dahl pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Jeffrey J. Dahl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.1	XBRL Instance Document
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document

 SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 9, 2011	MTR GAMING GROUP, INC.
	By:	/s/ JEFFREY J. DAHL Jeffrey J. Dahl PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR
	By:	/s/ JOHN W. BITTNER, JR. John W. Bittner, Jr. EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

 Exhibit Index

Exhibits	Item Title
4.1	Supplemental Indenture dated as of August 1, 2011, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB) (the 2014 Notes Supplemental Indenture) (incorporated by reference to our current report on Form 8-K filed on August 3, 2011).
4.2
Supplemental Indenture dated as of August 1, 2011, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wilmington Trust Company (the 2012 Notes Supplemental Indenture) (incorporated by reference to our current report on Form 8-K filed on August 3, 2011).
4.3
Indenture dated as of August 1, 2011, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wilmington Trust, National Association (incorporated by reference to our current report on Form 8-K filed on August 3, 2011).
10.1
Credit Agreement dated as of August 1, 2011, by and between the Company, JPMorgan Chase Bank, N.A., as administrative agent, Mountaineer Park, Inc., Presque Isle Downs, Inc., and Scioto Downs, Inc. and the lenders party thereto (incorporated by reference to our current report on Form 8-K filed on August 3, 2011).
31.1	Certification of Jeffrey J. Dahl pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Jeffrey J. Dahl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.1	XBRL Instance Document
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document

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