Form 10-Q
period 2011-09-30
MTR GAMING GROUP INC
filed 2011-11-09
CIK 834162

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
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

COMMON STOCK, $.00001 PAR VALUE
Class
27,637,686
Outstanding at November 9, 2011

MTR GAMING GROUP, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30 2011	December 31 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,709	$53,820
Restricted cash	987	1,143
Accounts receivable, net of allowance for doubtful accounts of $418 in 2011 and $386 in 2010	3,694	2,790
Amounts due from West Virginia Lottery Commission	1,406	—
Inventories	3,502	3,476
Deferred financing costs	1,663	4,106
Deferred income taxes	130	—
Prepaid expenses and other current assets	7,005	5,177

Total current assets	83,096	70,512
Property and equipment, net	299,923	314,484
Funds held for construction	130,049	—
Goodwill	—	494
Other intangibles	85,577	85,529
Deferred financing costs, net of current portion	10,616	8,113
Deposits and other	1,908	1,984
Non-operating real property	11,986	12,215
Assets of discontinued operations	178	178

Total assets	$623,333	$493,509

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,066	$1,887
Accounts payable—gaming taxes and assessments	6,706	7,968
Accrued payroll and payroll taxes	3,913	3,861
Accrued interest	10,829	16,702
Accrued income taxes	3,619	546
Other accrued liabilities	10,627	9,052
Construction project and equipment liabilities	287	136
Deferred income taxes	—	64
Current portion of long-term debt	251	1,255
Liabilities of discontinued operations	216	217

Total current liabilities	38,514	41,688
Long-term debt, net of current portion	548,403	376,830
Other gaming assessments	5,242	—
Deferred income taxes	6,824	6,756

Total liabilities	598,983	425,274

Stockholders' equity:
Common stock	—	—
Additional paid-in capital	62,695	61,910
(Accumulated deficit) retained earnings	(38,311)	6,359
Accumulated other comprehensive loss	(251)	(251)

Total stockholders' equity of MTR Gaming Group, Inc.	24,133	68,018
Non-controlling interest of discontinued operations	217	217

Total stockholders' equity	24,350	68,235

Total liabilities and stockholders' equity	$623,333	$493,509

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Revenues:
Gaming	$102,598	$104,937	$291,178	$296,528
Pari-mutuel commissions	3,898	4,117	8,277	9,064
Food, beverage and lodging	9,416	9,722	24,736	25,209
Other	2,689	2,911	8,449	6,776

Total revenues	118,601	121,687	332,640	337,577
Less promotional allowances	(2,962)	(2,540)	(8,144)	(7,449)

Net revenues	115,639	119,147	324,496	330,128

Operating expenses:
Expenses of operating departments:
Gaming:
Operating costs	62,923	65,054	180,077	184,661
Other gaming assessments	5,758	800	5,758	800
Pari-mutuel commissions	3,965	3,862	9,159	9,150
Food, beverage and lodging	6,688	6,439	18,031	18,022
Other	1,814	1,692	4,803	4,823
Marketing and promotions	3,440	3,588	9,678	9,987
General and administrative	13,389	14,735	39,971	41,954
Project-opening costs	154	267	161	1,365
Depreciation	7,022	7,206	21,076	21,571
Impairment loss	—	40	—	40
(Gain) loss on the sale or disposal of property	(16)	(78)	(212)	45

Total operating expenses	105,137	103,605	288,502	292,418

Operating income	10,502	15,542	35,994	37,710
Other income (expense):
Interest income	54	10	70	22
Interest expense	(16,265)	(13,667)	(42,997)	(40,737)
Loss on debt extinguishment	(34,364)	—	(34,364)	—

(Loss) income from continuing operations before income taxes	(40,073)	1,885	(41,297)	(3,005)
(Provision) benefit for income taxes	(1,444)	(411)	(3,091)	832

(Loss) income from continuing operations	(41,517)	1,474	(44,388)	(2,173)

Discontinued operations:
Income (loss) from discontinued operations before income taxes and non-controlling interest	—	36	—	(193)
(Provision) benefit for income taxes	—	(12)	—	68

Income (loss) from discontinued operations before non-controlling interest	—	24	—	(125)
Non-controlling interest	—	—	—	(1)

Income (loss) from discontinued operations	—	24	—	(126)

Net (loss) income	$(41,517)	$1,498	$(44,388)	$(2,299)

Net income (loss) per share—basic:
(Loss) income from continuing operations	$(1.49)	$0.05	$(1.60)	$(0.08)
Income (loss) from discontinued operations	—	—	—	—

Net (loss) income	$(1.49)	$0.05	$(1.60)	$(0.08)

Net income (loss) per share—diluted:
(Loss) income from continuing operations	$(1.49)	$0.05	$(1.60)	$(0.08)
Income (loss) from discontinued operations	—	—	—	—

Net (loss) income	$(1.49)	$0.05	$(1.60)	$(0.08)

Weighted average number of shares outstanding:
Basic	27,880,204	27,587,760	27,800,075	27,513,558

Diluted	27,880,204	27,793,982	27,800,075	27,513,558

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30
	2011	2010
Cash flows from operating activities:
Net loss	$(44,388)	$(2,299)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	21,076	21,571
Amortization of deferred financing fees and original issue discount	4,541	4,961
Impairment loss	—	40
Loss on debt extinguishment	34,364	—
Bad debt expense	84	97
Stock-based compensation expense	1,062	600
Increase in other gaming assessments	5,758	800
Deferred income taxes	18	(451)
(Gain) loss on the sale or disposal of property	(212)	45
Change in operating assets and liabilities:
Accounts receivable	(988)	(942)
Prepaid income taxes	—	8,481
Other current assets	(2,008)	2,480
Accounts payable	(1,083)	(3,319)
Accrued liabilities	(4,079)	(4,229)
Accrued income taxes	3,073	—

Net cash provided by continuing operating activities	17,218	27,835
Net cash used in discontinued operating activities	(1)	(18)

Net cash provided by operating activities	17,217	27,817

Cash flows from investing activities:
Decrease (increase) in restricted cash	156	(480)
Funds held for construction project	(130,049)	—
Decrease in deposits and other	76	1,799
Pennsylvania table games license and related fees	(48)	(16,508)
Proceeds from the sale of non-operating real property	424	1,370
Proceeds from the sale of property and equipment	70	308
Reimbursement of capital expenditures	220	4,611
Capital expenditures	(8,194)	(13,566)

Net cash used in investing activities	(137,345)	(22,466)

Cash flows from financing activities:
Proceeds from credit facility	—	10,000
Proceeds from equipment financing	—	679
Proceeds from the issuance of Senior Secured Second Lien Notes	548,050	—
Repurchase of Senior Subordinated Notes	(125,247)	—
Repurchase of Senior Secured Notes	(276,996)	—
Principal payments on long-term debt and capital lease obligations	(1,615)	(17,303)
Payment of other debt extinguishment costs	(619)	—
Financing costs paid	(12,556)	(2,110)

Net cash provided by (used in) financing activities	131,017	(8,734)

Net increase (decrease) in cash and cash equivalents	10,889	(3,383)
Cash and cash equivalents, beginning of year	53,820	44,755

Cash and cash equivalents, end of year	$64,709	$41,372

Cash paid during the year for:
Interest paid	$44,329	$38,715

Income taxes refunded	$—	$(8,930)

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of MTR Gaming Group, Inc. and Subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

NOTE 2—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In April 2010, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2010-16, Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities ("ASU 2010-16"). ASU 2010-16 codified the consensus reached in Emerging Issues Task Force Issue No. 09-F, "Casino Base Jackpot Liabilities." ASU 2010-16 amended the FASB Accounting Standards Codification™ to clarify that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance in this ASU applies to both base and progressive jackpots. The amendments in this ASU were effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, thus we implemented the guidance effective January 1, 2011.

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

        In December 2010, the FASB issued ASU 2010-28—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU 2010-28") which was effective for public companies with a fiscal year or interim period beginning after December 15, 2010. ASU 2010-28 amended ASC 350-20 to modify Step 1 of the goodwill impairment analysis for reporting units with zero or negative carrying amounts. ASU 2010-28 indicates that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test when it is more likely than not that a goodwill impairment exists. We have evaluated the requirements of ASU 2010-28 and implemented the guidance effective January 1, 2011.

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

        In June 2011, the FASB issued new guidance to increase the prominence of other comprehensive income in financial statements. This guidance provides the option to present the components of net income and comprehensive income in either one single statement or in two consecutive statements reporting net income and other comprehensive income. This guidance will be effective for the Company beginning in fiscal year 2012. Other than change in presentation, the adoption of this guidance will not have an impact on our consolidated financial statements.

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

        The fair value of our cash equivalents approximates the carrying value at September 30, 2011 and December 31, 2010. In addition, funds held for construction represents monies invested in money market funds and also approximate the carrying value at September 30, 2011. The fair value was determined based on Level 1 inputs.

        Pursuant to the provisions of our current and former Credit Facility (see Note 9), any outstanding borrowings bore interest based on the prevailing interest rates. As such, the carrying value of any outstanding borrowings was presumed to approximate fair value. There were no amounts outstanding at September 30, 2011 and December 31, 2010. The fair value of our $565 million 11.5% Senior Secured Second Lien Notes (see Note 9) was $457.7 million at September 30, 2011 compared to a carrying value of $548.4 million at September 30, 2011. The fair values of our Senior Secured Second Lien Notes were determined based on Level 2 inputs including quoted market prices and bond terms and conditions.

        The fair value of our previous $260 million 12.625% Senior Secured Notes (see Note 9) was $270.1 million at December 31, 2010 compared to a carrying value of $251.1 million at December 31, 2010. The fair value of our previous $125 million 9% Senior Subordinated Notes (see Note 9) was $111.9 million at December 31, 2010 compared to a carrying value of $125 million. The fair values of our Senior Secured Notes and our Senior Subordinated Notes were determined based on Level 2 inputs including quoted market prices and bond terms and conditions.

        Our Senior Secured Second Lien Notes, our previous Senior Secured Notes, our previous Senior Subordinated Notes, and any amounts outstanding under our other debt financing arrangements were stated at carrying value as long-term debt in our consolidated balance sheets as of September 30, 2011 and December 31, 2010.

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

        On June 29, 2011, the Ohio legislature approved a bill that would permit any owner of an Ohio racetrack eligible for a permit to operate VLTs to apply to the Ohio State Racing Commission within a two-year period following the effective date of the legislation for a transfer of its racetrack license. To the extent that any such transfer is approved, the owner of such facility will be permitted to operate a temporary facility at its new location while constructing or otherwise preparing its new track. We expect the racetracks will be authorized to have temporary facilities. Any transfer of an existing racetrack license will be subject to payment of a relocation fee and any such temporary facility will be required to meet minimum capital investment and structure requirements, each to be established by the Ohio State Racing Commission. The legislation provides, however, that an owner of an Ohio racetrack located on property owned by a political subdivision may relocate its track to a new location within 20 miles of its current location and such owner may not be charged a relocation fee. One of our competitors, Penn National Gaming, Inc., has already informed the Ohio State Racing Commission that it will seek permission to relocate its Toledo and Columbus racetracks to Youngstown and Dayton. Relocation of an existing racetrack to Youngstown, Ohio would create significant additional competition in one of our primary markets. We expect that such additional competition could have a material adverse effect on our consolidated financial condition and results of operations, particularly on our operations at Mountaineer. However, the impact of such competition could be mitigated, in part, by the positive impact on our financial condition and results of operations by the addition of VLTs at our Scioto Downs property.

        In October 2011, the Ohio Lottery Commission approved rules and regulations for licensing VLT operations at Ohio's racetracks. Such rules were implemented by Executive Order by the Governor of Ohio and are valid for ninety (90) days pending completion of the formal review process. Additionally, the Ohio Racing Commission approved emergency rules by executive order that outlines the process

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—SCIOTO DOWNS (Continued)

for existing Ohio racetracks to relocate, subject to payment of a relocation fee. The amount of such fee and other economical benefit data that may be requested has not yet been determined. However, VLTs cannot operate until tracks reach an agreement with the horse racing industry on funds to benefit the industry and the State of Ohio reserves the right to determine the terms of such an agreement if one is not reached by the time VLT sales are set to begin. In addition, the approval of VLT operations at racetracks may be subject to litigation seeking to prevent such gaming activities, which could be protracted and delay commencement of VLT operations. On October 21, 2011, a lawsuit was filed by a public policy group in Ohio challenging the Ohio Governor and legislature's approval of legislation authorizing VLTs at the racetracks. As a result, we cannot assure you that the operation of VLTs at the racetracks will commence on the terms described above or the timing of commencement of operations of VLTs at racetracks in Ohio.

        Scioto Downs is one of seven racetracks in Ohio that will be able to apply for a three-year renewable sales agent license to operate a VLT facility at its existing racetrack. For the first ten (10) years, we expect such VLT licenses to be granted only to the existing seven racetracks. We intend to apply for a license to operate VLTs at Scioto Downs and have undertaken substantial planning activities to redevelop Scioto Downs, and recently have ordered long-lead construction materials requiring several weeks for delivery. The gaming facility build out is expected to encompass approximately 130,000 square feet, including 70,000 square feet of gaming space to accommodate up to 2,500 VLTs and four food and beverage outlets. We believe construction of the new facility, which will be in two phases, will take approximately ten months from commencement of construction. Development, construction and equipment costs are expected to be approximately $125.0 million over a required three-year period, not including the $50 million license fee. We believe we are well positioned to receive the VLT license approval to install VLTs at the Scioto Downs property and we expect that we will open the new facility in the second quarter of 2012 with 1,800 VLTs and the facility will be fully operational in the third quarter of 2012 with 400 additional VLTs. However, there can be no assurance that we will receive a license to operate VLTs at Scioto Downs or as to actual timing of the opening of the facility, which may be affected by a number of factors beyond our control.

NOTE 5—PROPERTY AND EQUIPMENT

        From time to time, we may dispose of real property, equipment or other assets that do not continue to support the operation of our core properties. Based upon the determination in 2009 of our intent to sell the properties and changes in market conditions, we performed an evaluation to determine that the properties were carried at the lower of carrying value or fair value, as determined by an independent appraisal, less cost to sell. As a result, the carrying values were adjusted. Other than the sales completed during 2011 and 2010, the remaining properties do not meet the classification criteria established in ASC 360 and as such are not classified as held for sale at September 30, 2011 and December 31, 2010. These properties are included in non-operating real properties in our accompanying consolidated balance sheets at September 30, 2011 and December 31, 2010.

        On April 14, 2011, we completed the sale of 21 acres of non-operating real property land holdings in West Virginia for approximately $424,000, after closing costs. This transaction resulted in a gain on sale of approximately $195,000. The carrying value of this property was included in non-operating real properties in our consolidated balance sheet as of December 31, 2010. In addition, we also sold various

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 5—PROPERTY AND EQUIPMENT (Continued)

gaming and other equipment during the quarter ended September 30, 2011. In the aggregate, the sales of such equipment resulted in a net gain of $15,000.

        On May 10, 2011, Mountaineer entered into lease agreements with Chesapeake Appalachia, LLC ("Chesapeake") to lease mineral rights (primarily oil and gas) with respect to approximately 1,707 acres in West Virginia that Mountaineer controls or holds the mineral rights. The agreements have an initial term of five (5) years, with an option to extend for an additional five (5) year term. The agreements required Chesapeake to pay Mountaineer a lease bonus payment of $1,265 per acre on land parcels totaling 1,454 acres, for a total of approximately $1.8 million, which was included in other revenues in our accompanying consolidated statement of operations for the nine months ended September 30, 2011. In addition, Mountaineer will receive a 14% royalty on the sale of any oil or gas retrieved by Chesapeake. The lease bonus payment on the remaining 253 acres of property, at $1,265 per acre, will be paid upon the release of certain liens on that property. Such future royalty and lease bonus payments will be recognized in our consolidated statement of operations when received. Mountaineer will continue to retain the ownership rights in all of the property and has the ability to sell the property subject to the terms of the lease agreements.

        During the nine months ended September 30, 2010, we sold various parcels of non-operating real property land holdings located in West Virginia and Pennsylvania for aggregate proceeds of approximately $1.4 million, after closing costs. These transactions, when aggregated, resulted in a net gain on sale of approximately $31,000. In addition, we disposed of various gaming and maintenance equipment which resulted in a net loss in the aggregate amount of $76,000.

        During the nine months ended September 30, 2011 and 2010, the West Virginia Racing Commission provided reimbursement for capital expenditures aggregating $0.2 million and $4.6 million, respectively. In addition, West Virginia legislation became effective on July 1, 2011 that created a modernization fund that enables each racetrack to recover $1 for each $2 expended for certain facility capital improvements having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital improvements include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at the racetrack for not less than five years. Each of the four West Virginia racetrack's share of the amounts deposited into the modernization fund will be calculated in the same ratio as each racetrack's apportioned contribution to the four percent administrative cost fund to the combined amounts paid by the four racetracks. On July 26, 2011, the West Virginia Lottery Commission issued an administrative order which stated that approximately $3.7 million is available to Mountaineer during the state's fiscal year commencing July 1, 2011. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. During the three months ended September 30, 2011, Mountaineer made eligible purchases of 161 slot machines aggregating $2.8 million, which qualified for a reimbursement of approximately $1.4 million. This amount is reflected as a receivable and reduction in the basis of the underlying assets in the consolidated balance sheet as of September 30, 2011.

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

        Since July 2009, TLC paid only a portion of total monthly rent with respect to one of the leases we guaranteed. Upon the demand of the landlord that we make monthly payments pursuant to our guarantee, we paid the amounts demanded (approximately $0.7 million in the aggregate through March 2010), thus curing the events of default. We demanded reimbursement from TLC, and commenced legal action for indemnification pursuant to the Stock Purchase Agreement. On October 27, 2009, we reached a settlement with TLC whereby TLC agreed to confess judgment as to amounts we paid and amounts that may be paid by us through the expiration of the guarantees, certain legal fees and interest at the rate of 10% on amounts actually paid by us with respect to the rental payments. We agreed to forbear from enforcing the judgment for two years, provided however that the forbearance will terminate under certain conditions or if there is a change in control of TLC. During the forbearance period, TLC is also obligated to make payments in partial satisfaction of the judgment in the event TLC raises any capital through debt or equity. Through September 30, 2011, TLC has reimbursed us $25,000 for legal fees that we had incurred in connection with our collection efforts.

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

        The assets and liabilities of the above discontinued operations have been reflected as assets and liabilities of discontinued operations in our consolidated balance sheets as of September 30, 2011 and December 31, 2010, and the operating results and cash flows have been reflected as discontinued operations for the three and nine months ended September 30, 2011 and 2010.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        During the three months ended September 30, 2010, we earned pre-tax income on discontinued operations in the aggregate of approximately $36,000; and during the nine months ended September 30, 2010, we incurred a pre-tax loss on discontinued operations in the aggregate amount of approximately $0.2 million, comprised primarily of rental payments associated with Binion's that were paid on one of the land leases we guaranteed, as discussed above.

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

        On January 10, 2011, the Company granted, pursuant to the execution of an employment agreement with our President and Chief Executive Officer, nonqualified stock options to purchase a total of 150,000 shares of the Company's common stock at a purchase price of $2.04 per share, the NASDAQ average price per share of common stock on that date. One-third of the options vested and became exercisable on the date of grant, and the remaining two-thirds of which will vest and become exercisable in equal installments on the first and second anniversaries of the effective date of the employment agreement, subject to continued employment with the Company as of each applicable vesting dates. The grant date fair value of the 150,000 options was $1.32 per share and was determined using a Black-Scholes option pricing model.

        On January 21, 2011, in connection with the termination without cause of our former chief operating officer, 125,000 RSUs and a cash award of $93,500 vested pursuant to a Restricted Stock and Cash Award Agreement.

        On January 28, 2011, the Compensation Committee of the Board of Directors of the Company approved the grant of (i) nonqualified stock options to purchase a total of 340,500 shares of the Company's common stock at a purchase price of $2.32 per share, the NASDAQ average price per share of common stock on that date; (ii) a total of 113,600 RSUs with a fair value of $2.32 per unit, the NASDAQ Official average price per share of common stock on that date; and (iii) cash-based performance awards totaling $604,700 to executive officers and certain key employees under the Company's 2010 Long-Term Incentive Plan. The stock options will vest and become exercisable in three equal installments in the amounts of 33% on each of the first and second anniversaries of the date of grant and 34% on the third anniversary of the date of grant. Further, all unvested options will fully vest and become exercisable immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The grant date fair value of the 340,500 options was $1.52 per share. The RSUs will vest and become non-forfeitable upon the third anniversary of the date of grant; and all unvested RSUs will vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The cash-based performance awards are contingent upon the achievement of differing levels of performance (as defined) and are

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 7—EQUITY TRANSACTIONS AND EARNINGS PER SHARE (Continued)

measured by the level of the Company's Corporate Free Cash Flow (as defined) over a one-year Performance Period, which is defined as calendar year 2011. The awards earned, if any, will vest and become payable at the end of the Vesting Period, defined as the two calendar year period following the Performance Period. The earned awards also vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company.

        On March 28, 2011, in connection with the termination of a key employee, 51,433 RSUs, 54,200 stock options and cash awards of $121,300 were forfeited.

        On May 4, 2011, the Compensation Committee of the Board of Directors of the Company approved the grant of (i) nonqualified stock options to purchase a total of 46,500 shares of the Company's common stock at a purchase price of $2.78 per share, the NASDAQ average price per share of common stock on that date; (ii) a total of 15,600 RSUs with a fair value of $2.78 per unit, the NASDAQ Official average price per share of common stock on that date; and (iii) a cash-based performance award totaling $100,000 to an executive officer under the Company's 2010 Long-Term Incentive Plan. The stock options will vest and become exercisable in three equal installments in the amounts of 33% on each of the first and second anniversaries of the date of grant and 34% on the third anniversary of the date of grant. Further, all unvested options will fully vest and become exercisable immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The grant date fair value of the 46,500 options was $1.83 per share. The RSUs will vest and become non-forfeitable upon the third anniversary of the date of grant; and all unvested RSUs will vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The cash-based performance awards are contingent upon the achievement of differing levels of performance (as defined) and are measured by the level of the Company's Corporate Free Cash Flow (as defined) over a one-year Performance Period, which is defined as calendar year 2011. The awards earned, if any, will vest and become payable at the end of the Vesting Period, defined as the two calendar year period following the Performance Period. The earned awards also vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company.

        On August 12, 2011, pursuant to the 2010 Long-Term Incentive Plan (the "2010" Plan) and approved by the Compensation Committee of the Board of Directors, each of the Company's six non-employee directors were granted 19,500 RSUs with a fair value of $2.77 per unit, the NASDAQ Official average price per share of common stock on that date. The RSUs vested immediately and will be delivered upon the date that is the earlier of termination of service on the Board of Directors or the consummation of a change of control of the Company.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 7—EQUITY TRANSACTIONS AND EARNINGS PER SHARE (Continued)

        The restricted stock unit and stock option activity for the nine months ended September 30, 2011 was as follows:

	Restricted Stock Units		Stock Options
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price
Unvested or outstanding as of December 31, 2010	350,000	$1.81	398,000	$11.46
Granted	246,200	2.17	537,000	2.28
Vested or exercised	(298,668)	1.79	—	—
Expired	—	—	(65,000)	7.30
Forfeited	(51,433)	1.97	(54,200)	2.32

Unvested or outstanding as of September 30, 2011	246,099	$2.09	815,800	$6.36

Exercisable September 30, 2011			383,000	$10.94

        Total stock compensation expense recognized during the three months ended September 30, 2011 was $433,000, including $60,000 related to stock options and $373,000 related to RSUs. During the nine months ended September 30, 2011, total stock compensation expense was $838,000, including $223,000 related to stock options and $615,000 related to RSUs. Total stock compensation recognized during the three months ended September 30, 2010 was $371,000, including $20,000 related to stock options and $351,000 related to RSUs. During the nine months ended September 30, 2010, we recognized stock compensation expense of $600,000, including $65,000 related to stock options and $535,000 related to RSUs.

        As of September 30, 2011, we had approximately $497,000 and $395,000 of unrecognized compensation cost related to unvested stock options and RSUs, respectively, that is expected to be recognized over a weighted-average period of approximately 2.19 years and 2.09 years, respectively.

        We utilize the treasury stock method in determining the dilutive effect of outstanding stock options and RSUs. Our basic earnings per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, RSUs, and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences. The number of additional shares is calculated by assuming that restricted stock units were converted and outstanding stock options were exercised, and that the proceeds from such activity were used to acquire shares of common stock at the average market price during the reporting period. For the three months ended September 30, 2011, the weighted average number of outstanding options to purchase 815,800 shares of common stock and the weighted average number of unvested RSUs of 246,100 were outstanding but were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive. For the three months ended September 30, 2010, unvested RSUs of 206,222 were included in the computation of diluted earnings per share, however the weighted average number of outstanding options to purchase 668,000 shares of common stock were not included in the

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 7—EQUITY TRANSACTIONS AND EARNINGS PER SHARE (Continued)

computation of diluted earnings per share because the effect would be anti-dilutive. For the nine months ended September 30, 2011 and 2010, respectively, the weighted average number of options to purchase 606,900 and 938,750 shares of common stock and the weighted average number of unvested RSUs of 298,100 and 470,000 were outstanding but were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive.

NOTE 8—INCOME TAXES

        The income tax provision from continuing operations for the nine months ended September 30, 2011 results in an effective tax rate that has an unusual relationship to the Company's pretax loss for the nine months ended September 30, 2011. This is due to an increase in the valuation allowance on the Company's deferred tax assets as discussed below. The income tax provision also includes a tax assessment of $339,000, plus interest of $42,000, related to the settlement of the 2007 IRS examination.

        The difference between the effective rate and the statutory rate is attributed primarily to permanent items not deductible for income tax purposes and the treatment of certain items in accordance with the rules for interperiod tax allocation. As a result of our net operating losses and the net deferred tax asset position (after exclusion of certain deferred tax liabilities that generally cannot be offset against deferred tax assets), we expect to provide for a full valuation allowance against all of our net federal and net state deferred tax assets.

        For income tax purposes, we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record additional valuation allowances for the year ending December 31, 2011. The increase in the valuation allowance for the nine months ended September 30, 2011 was $2.7 million.

        We recognize interest expense and penalties related to uncertain tax positions in income tax expense. During the three months ended September 30, 2011 and 2010, we recognized interest expense of approximately $5,000 and $6,000, respectively. During the nine months ended September 30, 2011 and 2010, we recognized interest expense of $21,000 and $18,000, respectively.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 9—LONG-TERM DEBT

        At September 30, 2011, we had total debt in aggregate principal amount of $548.7 million (net of discounts), of which $548.4 million was outstanding under our $565 million 11.5% Senior Secured Second Lien Notes (net of discounts). There were no borrowings outstanding under our senior secured revolving credit facility which we entered into on August 1, 2011.

Refinancing

        On August 1, 2011, after receiving the required consents of the holders of our previous $125 million in the aggregate principal amount of 9% Senior Subordinated Notes (the "2012 Notes") and our previous $260 million in the aggregate principal amount of 12.625% Senior Secured Notes (the "2014 Notes") to permit the proposed amendments to the indentures governing the 2012 Notes and the 2014 Notes which eliminated substantially all of the restrictive covenants contained in such indentures and released the collateral securing our obligations under the 2014 Notes, we completed the offering of $565 million in aggregate principal amount of Senior Secured Second Lien Notes due August 1, 2019 (the "Notes") at an issue price equal to 97% of the aggregate principal amount of the Notes. The Notes were issued pursuant to an indenture, dated as of August 1, 2011 (the "Indenture"), among the Company, Mountaineer Park, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc. (each, a wholly-owned subsidiary of the Company and as a guarantor, the "Guarantors") and Wilmington Trust, National Association, as Trustee and as Collateral Agent. The net proceeds of the sale of the Notes were utilized to:

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

  •
  pay fees and expenses incurred in connection with the offering of the Notes and the tender offers and consent solicitations; and

  •
  provide necessary funding to establish a new video lottery terminal ("VLT") gaming facility at Scioto Downs.

        Under the terms of the offer to purchase the 2012 Notes, holders of approximately $99.0 million of the $125 million 2012 Notes who tendered their notes and delivered consents received $1,002.50 per $1,000.00 of the aggregate principal amount of the notes tendered and accrued and unpaid interest thereon. The 2012 Notes that remained outstanding following the consummation of the tender were redeemed on August 31, 2011, and the holders of such notes received a redemption price of 100% of the aggregate principal amount of such notes and accrued and unpaid interest thereon.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 9—LONG-TERM DEBT (Continued)

        Under the terms of the offer to purchase the 2014 Notes, holders of approximately $232.8 million of the $260 million 2014 Notes who tendered their notes and delivered consents received $1,065.63 per $1,000.00 of the aggregate principal amount of the notes tendered and accrued and unpaid interest thereon. The 2014 Notes that remained outstanding following the consummation of the tender offers were redeemed on August 31, 2011, and the holders of such notes received a redemption price of 106.313% of the aggregate principal amount of such notes and accrued and unpaid interest thereon.

        We incurred a pretax loss on debt extinguishment of approximately $34.4 million related to the refinancing during the three months ended September 30, 2011.

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

        The Notes and the guarantees are the Company's and the Guarantors' senior secured obligations and are jointly and severally, fully, and unconditionally guaranteed by the Guarantors, as well as future subsidiaries, other than our immaterial subsidiaries and unrestricted subsidiaries, as defined in the Indenture. The Notes and the guarantees rank equally in right of payment with all of the Company's and the Guarantors' existing and future senior debt and senior in right of payment to all of the Company's and the Guarantors' future subordinated debt. The Notes and the guarantees will be effectively junior to any of the Company's and the Guarantors' existing and future debt that is secured by senior or prior liens on the collateral, including indebtedness under the Company's new senior secured revolving credit facility, as discussed below, to the extent of the value of the collateral securing such obligations. The Notes and the guarantees will be structurally subordinated to all existing and future liabilities of the Company's subsidiaries that do not guarantee the Notes.

        The Notes are secured by a second priority lien on substantially all of the assets of the Company and the Guarantors, other than excluded property. Excluded property includes (i) property, including gaming licenses and gaming equipment that cannot be collateral pursuant to applicable law, (ii) contracts that prohibit the grant of a security interest therein, (iii) motor vehicles, vessels, aircraft and other similar property, (iv) property subject to purchase money liens or capital leases permitted to be incurred under the Indenture, (v) certain intellectual property rights, (vi) certain parcels of non-core land, including a portion of the real property subject to the Chesapeake mineral rights lease (see Note 5), and real estate that is not material real property, (vii) capital stock of the Company's subsidiaries and (viii) deposit accounts. Excluded property, however, does not include proceeds from the sale of any such assets (unless such proceeds would otherwise constitute excluded property).

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

        Until the Company is granted a license to operate VLTs at Scioto Downs or has deposited payment for the offer to purchase the Notes as described in the preceding paragraph with the paying agent, we cannot utilize $130.0 million of the net proceeds of the Notes. Such net proceeds have been deposited into a segregated account in which the Collateral Agent, on behalf of the holders of the Notes, shall have a perfected first-priority security interest. Prior to the receipt of the license, no withdrawals are permitted from the segregated account except in connection with the consummation of the offer to purchase the Notes pursuant to the preceding paragraph. Upon the satisfaction of the licensing requirement, we will be permitted to utilize the $130.0 million portion of the net proceeds of the Notes for the establishment, construction, development or operation of VLTs at Scioto Downs. Based upon these restrictions, $130.0 million of the proceeds from the sale of the Notes is reflected as funds held for construction in the accompanying consolidated balance sheet at September 30, 2011.

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

        Under the registration rights agreement applicable to the Notes, we are required to complete an offer to exchange the Notes for equivalent registered securities within 225 days following the date of issuance of the Notes. In addition, under certain circumstances, we are required to file a shelf registration statement to cover resales of the Notes. The Securities and Exchange Commission has broad discretion to determine whether any registered exchange offer or shelf registration statement will be declared effective and may delay or deny the effectiveness of any such registration statement filed by us for a variety of reasons. We will be required to pay liquidated damages on the Notes if we fail to comply with certain requirements in connection with the exchange offer registration statement and, if applicable, a shelf registration statement.

New Credit Facility

        On August 1, 2011, we terminated our former credit facility and entered into a new senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. No amounts were drawn under the former credit facility nor have any amounts been drawn under the Credit Facility. The interest rate per annum applicable to loans under the Credit Facility will be, at the Company's option, either (i) LIBOR plus a spread, or (ii) base rate, which will be the "prime rate" of interest in effect on the day of the borrowing request as published in the Wall Street Journal, plus a spread.

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

        The Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiary guarantors to incur additional indebtedness or become a guarantor; create a lien on collateral; engage in mergers, consolidations or asset dispositions; pay dividends or make distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries; make capital expenditures; or modify its line of business. The Credit Facility also includes certain financial covenants, including the requirements that the Company maintain throughout the term of the Credit Facility and measured as of the end of each fiscal quarter (on a trailing four-quarter period basis), the following maximum consolidated leverage ratios: (i) 7.75:1.00 for the fiscal quarters ending September 30, 2011 through June 30, 2012,

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 9—LONG-TERM DEBT (Continued)

(ii) 7.50:1.00 for the fiscal quarters ending September 30, 2012 and December 31, 2012, (iii) 7.00:1.00 for the fiscal quarters ending March 31, 2013 through September 30, 2013, and (iv) 6.50:1.00 for the fiscal quarters ending December 31, 2013 through December 31, 2015. In addition, the Company will be required to maintain a minimum consolidated interest coverage ratio not greater than: (i) 1.25:1.00 for the fiscal quarters ending September 30, 2011 through March 31, 2012, (ii) 1.30:1.00 for the fiscal quarter ending June 30, 2012, and (iii) 1.40:1.00 for the fiscal quarters ending September 30, 2012 through December 31, 2015 and a minimum consolidated EBITDA amount of (x) $60.0 million for the fiscal quarters ending September 30, 2011 through December 31, 2012 and (y) $80.0 million for the fiscal quarters ending March 31, 2013 through December 31, 2015. Capital expenditures are also limited to $25.0 million per annum throughout the term of the Credit Facility. Our former credit facility also contained certain financial covenants whereby we were required to maintain a maximum leverage ratio ranging from 7.00:1.00 to 4.50:1.00 per quarter, a minimum interest coverage ratio ranging from 1.10:1.00 to 1.50:1.00 per quarter and a minimum consolidated EBITDA covenant ranging from $54.0 million to $65.0 million per annum. As of September 30, 2011, the Company remained in compliance with the covenants.

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

Other Debt Financing Arrangements

        In 1999, Scioto Downs, Inc. entered into a term loan agreement that provided for monthly payments of principal and interest of $30,025 through September 2013. The effective interest rate was 6.25% per annum. The term loan was collateralized by a first mortgage on Scioto Downs' real property facilities, as well as other personal property, and an assignment of the rents from lease arrangements. At December 31, 2010, there was $1.0 million outstanding under the term loan. On July 29, 2011, we prepaid the entire balance outstanding under the first lien mortgage. As a result of the prepayment we recorded a pretax gain on debt extinguishment of approximately $60,000 during the three months ended September 30, 2011.

        During 2010 and 2009, we purchased slot machines pursuant to purchase arrangements whereby the machine suppliers provided payment terms of two years with no interest. During 2010, Mountaineer and Presque Isle Downs purchased an aggregate of 50 machines under these arrangements, with monthly payments ranging from $9,700 to $20,600. During 2009, Mountaineer and Presque Isle Downs purchased an aggregate of 62 machines under these arrangements, with monthly payments ranging from $5,100 to $25,400. As of September 30, 2011 and December 31, 2010, the aggregate amounts outstanding under these arrangements approximated $0.3 million and $1.0 million, respectively. These amounts are net of imputed interest at 6.75%, or an aggregate discount of approximately $3,000 and $37,000 at September 30, 2011 and December 31, 2010, respectively.

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

Presque Isle Downs

        Upon commencement of slot operations at Presque Isle Downs, the Pennsylvania Gaming Control Board (the "PGCB") advised Presque Isle Downs that it would receive a one-time assessment of $0.8 million required of each slot machine licensee after commencement of gaming operations. The assessment was paid and represented a prepayment toward the borrowings of the PGCB, the Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the borrowers"), which were required to fund the costs they incurred in connection with the initial development of the

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 10—COMMITMENTS AND CONTINGENCIES (Continued)

infrastructure to support gaming operations in Pennsylvania as well as the initial ongoing costs of the borrowers. The initial funding of these costs was provided from a loan from the Pennsylvania General Fund in the amount of approximately $36.1 million, and further funding was provided from additional loans from the Pennsylvania Property Tax Reserve Fund in the aggregate amount of approximately $63.8 million. Based upon correspondence we received from the Pennsylvania Department of Revenue and discussions with the PGCB that additional assessments would be likely, the total prepayment by Presque Isle Downs of $0.8 million was recognized as a gaming assessment and charged to expense during the third quarter of 2010.

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, as a result of gaming operations once the designated number of Pennsylvania's slot machine licensees is operational. For $63.8 million that was borrowed from the Property Tax Reserve Fund, payment was originally scheduled to begin after the eleventh facility opened while payment of the remaining $36.1 million that was borrowed from the General Fund would commence after all fourteen licensees are operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012, and would not be dependent on the opening of the eleventh facility. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $3.9 million, or 6%, and will be paid quarterly over a ten-year period. For $36.1 million that was borrowed from the General Fund, payment is still scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $1.9 million, or 5%.

        The estimated total obligation in the aggregate, approximate amount of $5.8 million has been included in our accompanying consolidated statement of operations as "Other Gaming Assessments" for the three and nine months ended September 30, 2011. The recorded estimate will be subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate.

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

        In connection with the termination without cause of our former chief operating officer on January 21, 2011, we recorded severance costs of approximately $134,000 which were generally paid in bi-weekly installments through May 30, 2011. In addition, 125,000 RSUs and a cash award of $93,500 vested pursuant to a Restricted Stock and Cash Award Agreement, resulting in incremental costs of approximately $190,000.

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

        On September 28, 2010, the Company's former President and Chief Executive Officer and member of the Board of Directors tendered his resignation. Based on the provisions in his employment agreement, he was entitled to unpaid compensation of $0.1 million and bonus compensation of approximately $0.3 million. In addition, on September 29, 2010, the Company's former Corporate Executive Vice President and Chief Financial Officer terminated his employment for good reason pursuant to the terms of his employment agreement. Based on the provisions in his employment agreement, he was entitled to severance of $1.0 million, of which $0.6 million was paid in monthly installments over one year, and bonus compensation of $0.3 million.

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

  •
  competitive and general economic conditions in our markets, including the impact of the Rivers Casino located in downtown Pittsburgh, Pennsylvania, the impact of The Meadows Racetrack & Casino in Washington, Pennsylvania, the anticipated implementation of casino gaming in Cleveland and Columbus, Ohio, and the implementation of table gaming in Pennsylvania which commenced on July 8, 2010 at our casino, Presque Isle Downs, and our competitors, the Rivers Casino and The Meadows Racetrack & Casino;

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

        Presque Isle Downs commenced operations on February 28, 2007 and commenced table gaming operations on July 8, 2010. The property currently operates approximately 2,070 slot machines and 44 casino table games, with live thoroughbred horse racing during the months of May through September and pari-mutuel wagering year-round. In addition, Presque Isle Downs opened a nine (9) table poker room on October 3, 2011.

        Scioto Downs conducts live harness horse racing with pari-mutuel wagering generally during the months of May through September.

        Discontinued operations include (i) MTR Harness, Inc. and its interest in North Metro Harness Initiative, LLC; (ii) Jackson Racing, Inc. and its interest in Jackson Trotting Association, LLC; (iii) Binion's Gambling Hall & Hotel; and (iv) the Ramada Inn and Speedway Casino.

Results of Operations

Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010

        The following tables set forth information concerning our results of operations by property.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited, in thousands)
Net revenues:
Mountaineer Casino, Racetrack & Resort	$59,433	$59,880	$168,337	$180,376
Presque Isle Downs & Casino	54,739	57,722	153,643	146,957
Scioto Downs	1,446	1,525	2,452	2,678
Corporate	21	20	64	117

Consolidated net revenues	$115,639	$119,147	$324,496	$330,128

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited, in thousands)
Operating income (loss):
Mountaineer Casino, Racetrack & Resort	$9,986	$10,042	$26,942	$29,227
Presque Isle Downs & Casino(1)(2)	3,080	9,283	17,609	19,063
Scioto Downs	(349)	(324)	(1,650)	(1,516)
Corporate	(2,215)	(3,459)	(6,907)	(9,064)

Consolidated operating income	$10,502	$15,542	$35,994	$37,710

(1)
Presque Isle Downs' operating income for the three and nine months ended September 30, 2011 included other gaming assessment costs of $5.8 million; and operating income for the three and nine months ended September 30, 2010 included other gaming assessment costs of $0.8 million (as discussed below).

(2)
Presque Isle Downs' operating income for the three and nine months ended September 30, 2010 included project-opening costs of $0.3 million and $1.4 million, respectively, related to table gaming operations which commenced on July 8, 2010.

        The following table sets forth a reconciliation of income (loss) from continuing operations, a generally accepted accounting principles ("GAAP") financial measure, to Adjusted EBITDA from continuing operations, a non-GAAP measure, and income (loss) from discontinued operations, a GAAP financial measure, to Adjusted EBITDA from discontinued operations, a non-GAAP measure, for each of the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited, in thousands)
Continuing Operations:
MTR Gaming Group, Inc. (consolidated)—continuing operations:
(Loss) income from continuing operations	$(41,517)	$1,474	$(44,388)	$(2,173)
Interest expense, net of interest income	16,211	13,657	42,927	40,715
Provision (benefit) for income taxes	1,444	411	3,091	(832)
Depreciation	7,022	7,206	21,076	21,571
(Gain) loss on the sale or disposal of property	(16)	(78)	(212)	45
Other gaming assessment	5,758	800	5,758	800
Impairment loss	—	40	—	40
Loss on debt extinguishment	34,364	—	34,364	—

Adjusted EBITDA from continuing operations	$23,266	$23,510	$62,616	$60,166

Mountaineer Casino, Racetrack & Resort:
Income from continuing operations	$9,983	$6,775	$26,921	$20,977
Interest expense	6	32	24	133
(Benefit) provision for income taxes	(4)	3,235	(4)	8,117
Depreciation	2,955	3,308	9,045	10,160
(Gain) loss on the sale or disposal of property	(57)	(78)	(255)	52

Adjusted EBITDA from continuing operations	$12,883	$13,272	$35,731	$39,439

Presque Isle Downs & Casino:
Income from continuing operations	$2,058	$6,462	$14,943	$13,729
Interest expense, net of interest income	1	6	7	21
Provision for income taxes	1,022	2,816	2,659	5,313
Depreciation	3,864	3,685	11,419	10,778
Loss (gain) on the sale or disposal of property	41	—	43	(7)
Other gaming assessment	5,758	800	5,758	800

Adjusted EBITDA from continuing operations	$12,744	$13,769	$34,829	$30,634

Scioto Downs:
Loss from continuing operations	$(291)	$(218)	$(1,607)	$(1,133)
Interest expense	2	17	17	54
Benefit for income taxes	—	(124)	—	(438)
Depreciation	191	200	575	600
Gain on debt extinguishment	(59)	—	(59)	—

Adjusted EBITDA from continuing operations	$(157)	$(125)	$(1,074)	$(917)

Corporate:
Loss from continuing operations	$(53,267)	$(11,545)	$(84,645)	$(35,746)
Interest expense, net of interest income	16,202	13,602	42,879	40,507
Provision (benefit) for income taxes	426	(5,516)	436	(13,824)
Depreciation	12	13	37	33
Impairment loss	—	40	—	40
Loss on debt extinguishment	34,423	—	34,423	—

Adjusted EBITDA from continuing operations	$(2,204)	$(3,406)	$(6,870)	$(8,990)

Discontinued operations:
Income (loss) from discontinued operations	$—	$24	$—	$(126)
Interest expense	—	—	—	3
Provision (benefit) for income taxes	—	12	—	(68)

Adjusted EBITDA from discontinued operations	$—	$36	$—	$(191)

        Adjusted EBITDA represents earnings (losses) before interest expense (income), income tax expense (benefit), depreciation and amortization, (gain) loss on the sale or disposal of property, other gaming assessment costs, loss on asset impairment, loss (gain) on debt modification and extinguishment and equity in loss of unconsolidated joint venture, to the extent that such items existed in the periods presented. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) or income (loss) from operations as an indicator of our operating performance, or cash flows from operating activities, as a measure of liquidity. Adjusted EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. Management of the Company uses Adjusted EBITDA as the primary measure of the Company's operating performance and as a component in evaluating the performance of operating personnel. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes and debt principal repayments, which can be significant. Moreover, other companies that provide EBITDA and/or Adjusted EBITDA information may calculate EBITDA and/or Adjusted EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

Mountaineer's Operating Results:

        During the three months ended September 30, 2011, Mountaineer's operating results were not as severely affected by competition from gaming operations in Pennsylvania and weak economic conditions, as was the case in the first half of 2011. Net revenues decreased by $0.4 million, or 0.7%, compared to the three months ended September 30, 2010, primarily due to a $0.4 million increase in promotional allowances. Net revenues earned from slot and table gaming increased by $0.1 million to $52.1 million, food, beverage and lodging operations increased by $0.3 million, and net revenues earned from other sources, including pari-mutuel commissions, decreased by $0.4 million. Mountaineer's operating margin remained flat at 16.8% during both three-month periods of 2011 and 2010.

        During the nine months ended September 30, 2011, Mountaineer's operating results were affected by competition, primarily from gaming operations in Pennsylvania, including the introduction of table gaming in July 2010 and weak economic conditions. Net revenue decreased by $12.0 million, or 6.7%, compared to the nine-month period of 2010, primarily due to a $5.1 million decrease in slot revenues and $7.4 million decrease in table gaming revenues. Net revenues earned from food, beverage and lodging operations remained consistent with the prior nine-month period, and net revenues earned from other sources, including pari-mutuel commissions, increased by $0.9 million. Promotional allowances increased by $0.4 million. Mountaineer's operating margin decreased slightly to 16.0% in 2011 compared to 16.2% in 2010.

        On May 10, 2011, Mountaineer entered into lease agreements with Chesapeake Appalachia, LLC ("Chesapeake") to lease mineral rights (primarily oil and gas) with respect to approximately 1,707 acres in West Virginia that Mountaineer controls or holds the mineral rights. The agreements have an initial term of five (5) years, with an option to extend for an additional five (5) year term. The agreements required Chesapeake to pay Mountaineer a lease bonus payment of $1,265 per acre on land parcels totaling 1,454 acres, for a total of approximately $1.8 million, which was included in other revenues in our consolidated statement of operations during the nine-month period of 2011. In addition, Mountaineer will receive a 14% royalty on the sale of any oil or gas retrieved by Chesapeake. The lease bonus payment on the remaining 253 acres of property, at $1,265 per acre, will be paid upon the release of certain liens on that property. Such future royalty and lease bonus payments will be recognized in our consolidated statement of operations when received. Mountaineer will continue to retain the ownership rights in all of the property and has the ability to sell the property subject to the terms of the lease agreements.

        Significant factors contributing to Mountaineer's 2011 operating results were:

  •
  the fluctuations in gaming revenues (as discussed below);

  •
  a decrease in legal fees and estimated insurance claims settlements expense of $0.4 million and $0.2 million during the three- and nine-month periods of 2011, respectively, compared to the prior year resulting from the decrease in the number of outstanding legal matters;

  •
  a decrease in advertising and marketing promotions expense of $0.2 million and $0.5 million during the three- and nine-month periods of 2011, respectively, compared to the prior year;

  •
  overall decreases in compensation and benefits of $2.2 million during the nine-month periods of 2011, compared to prior year; and

  •
  the receipt of the $1.8 million mineral rights lease bonus payment in the second quarter of 2011 associated with the lease of mineral rights underlying certain of Mountaineer's land holdings (as discussed above); and

  •
  overall decreases in supplies and various other operating costs.

        A discussion of Mountaineer's key operations follows.

        Gaming Operations.    Revenues from gaming operations increased by $0.1 million in the third quarter of 2011 compared to the third quarter of 2010; and the gross profit margin increased slightly to 38.7% in 2011 from 38.6% in 2010. Revenues from slot operations decreased slightly in 2011 compared to the same period of 2010, and poker and table gaming revenue increased by $0.1 million in the aggregate, generating revenues of $0.7 million and $7.5 million, respectively, in 2011 compared to $0.8 million and $7.3 million, respectively, in 2010.

        During the nine months ended September 30, 2011, revenues from gaming operations decreased by $12.5 million, or 7.8%, to $147.7 million compared to the same period of 2010; and the gross profit margin decreased to 38.3% in 2011 from 38.7% in 2010. The decline in the gross profit margin resulted primarily from the 7.8% decrease in total gaming revenue with only a 7.2% decrease in operating costs. Revenues from slot operations decreased by $5.1 million to $123.7 million in 2011 compared to $128.8 million in 2010, and poker and table gaming revenue decreased by $7.4 million in the aggregate, generating revenues of $1.9 million and $22.1 million, respectively, in 2011 compared to $3.3 million and $28.1 million, respectively, in 2010.

        The following tables set forth statistical information concerning Mountaineer's gaming operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)
Slots:
Total gross wagers	$557,182,000	$538,763,000	$1,538,377,000	$1,630,367,000
Less winning patron payouts	(512,756,000)	(494,836,000)	(1,414,061,000)	(1,501,559,000)

Gaming revenues (slot net win)	$44,426,000	$43,927,000	$124,316,000	$128,808,000
Average daily net win per slot machine	$194	$176	$181	$171
Hold percentage	8.0%	8.2%	8.1%	7.9%
Average number of slot machines	2,487	2,715	2,520	2,762
Tables:
Total table drop	$36,945,000	$43,145,000	$112,257,000	$152,485,000
Average daily net win per table	$1,704	$1,330	$1,694	$1,610
Hold percentage	20.4%	17.0%	19.7%	18.4%
Average number of tables	48	60	48	64
Poker:
Average daily poker rake per table	$304	$326	$291	$463
Average number of tables	24	25	24	26

        We attribute the decrease in slot gaming revenue for the nine-month period of 2011 primarily to increased competitive pressures and weak economic conditions. On August 9, 2009, The Rivers Casino, which is located in downtown Pittsburgh, Pennsylvania and is approximately a one-hour drive from Mountaineer, opened with slot machines and various food, beverage and entertainment venues. Additionally, The Meadows Racetrack & Casino, a harness racetrack in Washington, Pennsylvania, which is approximately 50 miles southeast of Mountaineer, opened its permanent casino on April 15, 2009, with slot machines and various food and beverage outlets. Currently, The Rivers Casino operates approximately 3,000 slot machines and approximately 100 casino table games, including 30 poker tables, and The Meadows Racetrack & Casino operates approximately 3,500 slot machines and 72 casino table games, including 32 poker tables. Even though Mountaineer's operating results were not as severely affected by competition from gaming operations in Pennsylvania and general economic conditions in the third quarter of 2011, as was the case in the first half of 2011, we expect that competitive pressures are likely to continue to negatively impact slot gaming at Mountaineer in the foreseeable future.

        We attribute the decrease in table gaming and poker revenue primarily to the introduction of table games at Pennsylvania casinos on July 8, 2010, which caused an increase in competitive pressures from The Rivers Casino, The Meadows Racetrack & Casino and to a lesser extent, Presque Isle Downs. We expect that these competitive pressures are likely to continue to negatively impact table gaming and poker revenue at Mountaineer in the foreseeable future.

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

        Gaming taxes and assessments as a percentage of slot revenues for the three-month periods of 2011 and 2010 were 55.4%. For poker and table gaming operations, the tax rate is 35% plus amortization of an annual licensing fee of $2.5 million, which resulted in effective tax rates of 42.7% for 2011 and 2010. Overall, gaming taxes and assessments remained consistent during 2011 compared to 2010. Additionally, gaming compensation and benefits costs also remained consistent during 2011 compared to 2010.

        Gaming taxes and assessments as a percentage of slot revenues for the nine-month periods of 2011 and 2010 were 55.4% and 55.6%, respectively. For poker and table gaming operations, the effective tax rate was 42.8% in 2011 and 41.0% in 2010, respectively, as a result of decreased table gaming revenue. Overall, gaming taxes and assessments decreased by $5.7 million during the nine-month period of 2011 compared to the same period of 2010 as a result of the decrease in gaming revenues. Additionally, gaming compensation and benefits costs decreased by $1.1 million during 2011 compared to 2010.

        West Virginia legislation was passed that removes the $5 maximum bet limit on slot machines and allows the slot machines to accept $50 and $100 bills. This legislation became effective as of July 1, 2011. We believe that these changes will allow Mountaineer to compete more effectively with gaming operations in Pennsylvania which do not have these restrictions that previously existed in West Virginia.

        As part of our overall marketing strategy, Mountaineer intends to increase its offering of credit to qualified patrons as a means of further enhancing both slot and table gaming revenue at Mountaineer. We also intend to focus our marketing efforts on our existing 750,000 member customer database and capitalize on our spa, golf and hotel amenities at Mountaineer in order to attract repeat visitors. In addition, Mountaineer offers its patrons the ability to play slot machines with promotional credits (commonly referred to as "free play"). Promotional credits are not subject to taxes and assessments. Mountaineer's ability to offer promotional credits is subject to revision and review at any time by the West Virginia Lottery Commission. Beginning in the fourth quarter of 2010, the maximum percentage of allowable promotional credits to be redeemed increased from 2% to 2 1/2% of credits played during the preceding calendar year. In the event that this maximum is exceeded, Mountaineer may be assessed gaming taxes and assessments on the amount of the excess. During the three-month periods ended September 30, 2011 and 2010, Mountaineer's patrons redeemed promotional credits of $13.5 million and $9.8 million, respectively. During the nine-month periods of 2011 and 2010, Mountaineer's patrons redeemed promotional credits of $36.3 million and $31.5 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited, in thousands)
Import simulcast racing pari-mutuel handle	$2,259	$2,668	$7,386	$8,936
Live racing pari-mutuel handle	1,793	2,184	3,909	4,584
Less patrons' winning tickets	(3,195)	(3,822)	(8,901)	(10,643)

	857	1,030	2,394	2,877
Revenues—export simulcast	2,487	2,680	5,980	6,309

	3,344	3,710	8,374	9,186
Less:
State and county pari-mutuel tax	(114)	(114)	(296)	(298)
Purses and Horsemen's Association	(1,461)	(1,634)	(3,619)	(3,983)

Revenues—pari-mutuel commissions	$1,769	$1,962	$4,459	$4,905

        Overall, Mountaineer's pari-mutuel commissions decreased by 9.9% and 9.1% during the three- and nine-month periods of 2011, respectively, compared to the same periods during 2010. Beginning in 2010, Mountaineer ceased live racing during the winter months of January and February. Mountaineer's live race meet was 150 days in the first nine months of 2011 compared to 148 live racing days in 2010. The decrease in import simulcast handle, as well as export simulcast, was due to a decline in on-track and off-track wagering, which is consistent with the national average decline in wagering of 7.8% during the first nine months of 2011 compared to 2010, as reported by Equibase Company. We expect these declines to continue during 2011.

        Live racing and import simulcast may continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off-track wagering facilities or growth in the utilization of telephone and/or internet wagering) and increased competition from Pennsylvania's racetracks. Mountaineer currently simulcasts its live races to over 1,300 sites.

        Food, beverage and lodging operations.    Revenues from food, beverage and lodging operations during the three months ended September 30, 2011 were $5.9 million, which increased by $0.3 million, or 5.4%, compared to the three months ended September 30, 2010; and gross profit from these operations decreased by 6.1%. During the nine months ended September 30, 2011, revenues from food, beverage and lodging operations remained consistent with prior year period, however operating expenses increased by $0.3 million resulting in a gross profit margin that decreased to 32.1% in 2011 from 33.8% in 2010. The primary reason for the decrease was a 3% increase in food costs.

        The average daily room rate ("ADR") for the Grande Hotel (exclusive of complimentary room provided to gaming patrons) decreased to $70.58 during the third quarter of 2011 from $84.46 during the same period of 2010. The ADR (inclusive of complimentary rooms) decreased to $49.30 from $59.74 during the same three-month periods, respectively; however, the average occupancy rate increased to 94.7% from 87.2%, respectively. During 2011, RevPAR (or revenue per available room) was $46.89 compared to $52.14 during 2010. The decrease in daily room rates and increase in occupancy primarily reflects a shift in marketing strategies to market the hotel to gaming patrons. Year-to-date, the ADR (exclusive of complimentary rooms provided to gaming patrons) decreased to $69.63 during the first nine months of 2011 from $78.38 during the same period of 2010. The ADR (inclusive of complimentary rooms) decreased to $50.75 from $54.59 during the same nine-month periods, respectively; however, the average occupancy rate increased to 87.0% from 85.7%. During 2011, RevPAR (or revenue per available room) was $44.28 compared to $46.66 during 2010.

        Other operations.    Mountaineer's earned revenues from other operations decreased by $0.2 million during the three-month period of 2011 compared to the same period of 2010 and increased by $1.3 million during the nine- month period during 2011 as compared to the same period of 2010. Operating expenses increased by a $0.1 million and $0.2 million, respectively, during the same periods. Other operating revenues were primarily derived from operations of the spa, fitness center, retail outlets, valet parking and golf course; from the sale of programs, admission fees, and lottery tickets; from check cashing and ATM services and from special entertainment events at The Harv and Convention Center. In addition, during the nine months ended September 30, 2011, Mountaineer earned a lease bonus payment of approximately $1.8 million associated with the lease of mineral rights underlying certain of Mountaineer's land holdings, as discussed above.

Presque Isle Downs' Operating Results:

        On July 8, 2010, Presque Isle Downs commenced table gaming operations. During the three months ended September 30, 2011, net revenues decreased by $3.0 million, or 5.2%, compared to the three months ended September 30, 2010, primarily due to decreases in slot revenue and revenue from food and beverage of $2.6 million and $0.6 million, respectively, offset by an increase in incremental table gaming revenue of $0.2 million. Revenues from other sources, including pari-mutuel commissions, remained consistent with the prior year period. Promotional allowances remained consistent. The decrease in net revenues was primarily attributable to road construction and traffic delays on each of the casino's primary feeder highways, as well as increased competitive pressures and weak economic conditions. Presque Isle Downs' operating margin decreased to 16.2% in 2011 (exclusive of a $5.8 million charge for other gaming assessment costs) from 16.5% in 2010 (exclusive of project-opening costs of $0.3 million).

        During the nine months ended September 30, 2011 Presque Isle Downs' net revenues increased by $6.7 million, or 4.6%, compared to the nine months ended September 30, 2010, primary due to an increase in incremental table gaming revenue of $10.5 million, offset by a decrease in slot revenues of $3.3 million. Revenues from other sources, including pari-mutuel commissions and food and beverage, decreased by $0.2 million compared to the prior year period. Also, as a result of table gaming operations, promotional allowances increased by $0.3 million. Presque Isle Downs' operating margin increased to 15.2% in 2011 (exclusive of a $5.8 million charge for other gaming assessment costs) from 13.9% in 2010 (exclusive of project-opening costs of $1.4 million) due primarily to increased revenues, operational efficiencies and the property's cost containment efforts.

        Significant factors contributing to Presque Isle Downs' 2011 operating results were:

  •
  the fluctuations in net revenues and operating margins (as discussed above);

  •
  a charge of $5.8 million during the third quarter of 2011 representing the property's estimated total obligation associated with the estimated proportionate assessment of amounts due under an administrative order executed by the Pennsylvania Gaming Control Board on July 11, 2011 (as discussed below);

  •
  the overall decrease in compensation and benefits of $0.6 million during the three-month period, compared to the prior year, and the increase in compensation and benefits of $2.9 million during the nine-month period, compared to the prior year, primarily as a result of the implementation of tables games;

  •
  an increase in legal and other outside services of $0.4 million and $0.1 million during the three- and nine-month periods, respectively, compared to the prior year;

  •
  a decrease in advertising and marketing promotions of $0.1 million and $0.2 million during the three- and nine-month periods, respectively, compared to the prior year; and

  •
  the absence of project-opening costs of $0.3 million and $1.4 million during the three- and nine-month periods of 2010, respectively, related to the implementation of table gaming operations.

        Gaming Operations.    Revenues from gaming operations during the three months ended September 30, 2011 decreased by $2.4 million, or 4.5%, to $50.5 million compared to the three months ended September 30, 2010; and the gross profit margin increased to 38.6% in 2011 compared to 35.9% in 2010. The decrease in revenues from gaming operations is primarily due to road construction and traffic delays on each of the casino's primary feeder highways (which is expected to continue into the foreseeable future), as well as increased competitive pressures and weak economic conditions, and the increase in the gross profit margin is attributed to operational efficiencies. During the nine months ended September 30, 2011, revenues from gaming operations increased by $7.2 million, or 5.3%, to $143.5 million compared to the same period of 2010; and the gross profit margin increased to 38.0% in 2011 compared to 36.0% in 2010. During the three- and nine-month periods of 2011, Presque Isle Downs experienced an increase in table gaming revenue of $0.2 million and $10.5 million, respectively; and experienced a decrease in slot revenues of $2.6 million and $3.3 million, respectively.

        The following tables set forth statistical information concerning Presque Isle Downs' gaming operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)
Slots:
Total gross wagers	$588,858,000	$634,090,000	$1,690,455,000	$1,758,658,000
Less winning patron payouts	(543,687,000)	(586,283,000)	(1,562,541,000)	(1,627,422,000)

Gaming revenues (slot net win)	$45,171,000	$47,807,000	$127,914,000	$131,236,000
Average daily net win per slot machine	$237	$256	$228	$242
Hold percentage	7.7%	7.5%	7.6%	7.5%
Average number of slot machines	2,070	2,030	2,052	1,986
Tables:
Total table drop	$27,513,000	$31,002,000	$80,171,000	$31,002,000
Average daily net win per table	$1,322	$1,250	$1,240	$1,250
Hold percentage	19.4%	16.4%	19.4%	16.4%
Average number of tables	44	48	46	48

        Presque Isle Downs' slot gaming taxes and assessments approximated 60.6% of slot revenues during the three-month period of 2011 compared to 60.8% during the three-month period of 2010, while its table gaming taxes and assessments approximated 17.5% of table gaming revenues during both of the three-month periods of 2011 and 2010. Gaming taxes and assessments (excluding the $5.8 million charge for other gaming assessment costs) decreased overall by $1.6 million to $28.3 million compared to 2010. This decrease resulted from the decrease in slot revenue. The effective tax rate on table game revenues will decrease by 2% upon the completion of two years of operations (or on July 8, 2012). In addition, gaming compensation and benefits increased by $0.4 million during 2011, almost entirely related to table gaming.

        During the nine-month periods in 2011 and 2010, Presque Isle Downs' gaming taxes and assessments as a percentage of slot revenues was 60.6% and 60.8%, respectively, while its table gaming taxes and assessments approximated 17.5% of table gaming revenues during both of the nine-month periods of 2011 and 2010. Gaming taxes and assessments (excluding the $5.8 million charge of gaming assessment costs) decreased overall by $0.4 million to $80.3 million during the nine-month period of 2011 compared to the same period of 2010 This decrease resulted from the decrease in slot revenue even though the property earned incremental table gaming revenues, as the tax on slot revenues is at a much higher rate. In addition, gaming compensation and benefits increased by $3.0 million during 2011, almost entirely related to table gaming.

        Upon commencement of slot operations at Presque Isle Downs, the Pennsylvania Gaming Control Board (the "PGCB") advised Presque Isle Downs that it would receive a one-time assessment of $0.8 million required of each slot machine licensee after commencement of gaming operations. The assessment was paid and represented a prepayment toward the borrowings of the PGCB, the Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the borrowers"), which were required to fund the costs they incurred in connection with the initial development of the infrastructure to support gaming operations in Pennsylvania as well as the initial ongoing costs of the borrowers. The initial funding of these costs was provided from a loan from the Pennsylvania General Fund in the amount of approximately $36.1 million, and further funding was provided from additional loans from the Pennsylvania Property Tax Reserve Fund in the aggregate amount of approximately $63.8 million. Based upon correspondence we received from the Pennsylvania Department of Revenue and discussions with the PGCB that additional assessments would be likely, the total prepayment by Presque Isle Downs of $0.8 million was recognized as a gaming assessment and charged to expense during the third quarter of 2010.

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, as a result of gaming operations once the designated number of Pennsylvania's slot machine licensees is operational. For $63.8 million that was borrowed from the Property Tax Reserve Fund, payment was originally scheduled to begin after the eleventh facility opened while payment of the remaining $36.1 million that was borrowed from the General Fund would commence after all fourteen licensees are operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012, and would not be dependent on the opening of the eleventh facility. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $3.9 million, or 6%, and will be paid quarterly over a ten-year period. For $36.1 million that was borrowed from the General Fund, payment is still scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $1.9 million, or 5%.

        The estimated total obligation in the aggregate, approximate amount of $5.8 million has been included in our accompanying consolidated statement of operations as "Other Gaming Assessments" for the three and nine months ended September 30, 2011. The recorded estimate will be subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate.

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

        In addition, Presque Isle Downs opened a nine (9) table poker room on October 3, 2011. Total development costs, including renovation, equipment and project-opening costs, are expected to aggregate no greater than $0.6 million. We believe the poker room will contribute to Presque Isle Downs' offerings as a full service casino facility.

        Pari-mutuel Commissions.    Revenues and operating expenses associated pari-mutuel commissions during the three months ended September 30, 2011 remained consistent at $1.2 million and $1.5 million, respectively, compared to the three months ended September 30, 2010. During the nine months ended September 30, 2011, revenues from pari-mutuel commissions decreased by $0.1 million to $2.3 million compared to the same period of 2010; and operating expenses remained consistent at $3.1 million.

        Live racing at Presque Isle Downs commenced on May 17, 2011 and ended on October 1, 2011, operating live racing on 100 days. The decrease in revenues during the nine-month period of 2011 is related primarily to the decrease in the import simulcast racing handle which was $6.6 million in 2011 compared to $8.0 million during 2010. The decrease in import simulcast handle was due to a decline in wagering, which is consistent with the national average decline in wagering of 7.6% during the first nine months of 2011 compared to 2010, as reported by Equibase Company. We expect these declines to continue during 2011. Currently, Presque Isle Downs simulcasts its live races to over 850 sites.

        Food and beverage operations.    Revenues from food and beverage operations during the three months ended September 30, 2011 were $3.2 million, which decreased by $0.6 million, or 15.9%, compared to the same period of 2010, primarily due to a decrease in slot patron traffic. However, operating expenses only decreased by $0.2 million resulting in a gross profit margin that decreased to 20.1% in 2011 from 28.4% in 2010. The primary reason for the decrease was a 4% increase in food costs. During the nine months ended September 30, 2011, revenues from food and beverage operations were $8.5 million, which represents a decrease of $0.4 million, or 5.0%, compared to the same period in 2010, and operating expenses decreased by $0.3 million resulting in a gross profit margin of approximately 18.5% during 2011 compared to 19.4% during 2010.

        Other operations.    Other operating revenues were primarily derived from operations of retail outlets and valet parking; from the sale of programs, admission fees, and lottery tickets; from ATM services and from special entertainment events. For the three months ended September 30, 2011, Presque Isle Downs' earned revenues from other operations remained consistent at $7.0 million, compared to the three months ended September 30, 2010. For the nine months ended September 30, 2011, Presque Isle Downs' earned revenues from other operations increased by $0.4 million, or 29.9%, compared to the nine months ended September 30, 2010. The increase in revenue was primarily due to an increase in ATM commissions for which the per-transaction ATM fee was increased from $2.00 to $3.00 effective in July 2010.

Scioto Downs' Operating Results:

        Scioto Downs' net revenues decreased by $0.1 million while the operating loss remained flat at $0.3 million during the three months ended September 30, 2011, compared to the same period in 2010.

During the nine-month period of 2011, the property's revenues decreased by $0.2 million and the operating loss increased by $0.1 million, compared to the same period in 2010. During 2011, Scioto Downs raced live for a total of 57 days, which commenced on May 13, 2011 and ended on September 11, 2011; and Scioto Downs operated simulcasting from May 8, 2011 through October 8, 2011. In order to reduce expenses and operating losses, Scioto Downs and Beulah Park, the other racetrack in Columbus, Ohio, entered into an annual agreement effective in 2008, which was approved by the Ohio Racing Commission, whereby Scioto operates its simulcasting only during its live race meet; and during the remaining periods, Scioto Downs' simulcasting is closed and Beulah Park operates its simulcasting. Similarly, when Scioto is open for live racing and simulcasting, Beulah Park is closed. The current agreement expires on December 31, 2011, and was renewed on August 1, 2011 to be in effect until December 31, 2012.

        On November 3, 2009, the voters of Ohio approved a constitutional amendment permitting casinos to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Columbus will increase competition at Scioto Downs. Each casino may have up to 5,000 video lottery terminals ("VLTs") as well as any other casino games authorized in any state that borders Ohio. In June 2011, Governor of Ohio's administration announced it had reached agreements with two casino operators in Ohio regarding the expansion of gaming within the state. The announced agreements provided a framework for the expansion of gaming in Ohio including the installation of VLTs at Ohio's existing horse racetracks. We intend to be proactive in our efforts to mitigate the effects of such competition, which includes establishing a new VLT gaming facility at Scioto Downs.

        Scioto Downs is one of seven racetracks in Ohio that will be able to apply for a three-year renewable sales agent license to operate a VLT facility at its existing racetrack. For the first ten (10) years, we expect such VLT licenses to be granted only to the existing seven racetracks. We intend to apply for a license to operate VLTs at Scioto Downs and have undertaken substantial planning activities to redevelop Scioto Downs, and recently have ordered long-lead construction materials requiring several weeks for delivery. The gaming facility build out is expected to encompass approximately 130,000 square feet, including 70,000 square feet of gaming space to accommodate up to 2,500 VLTs and four food and beverage outlets. We believe construction of the new facility, which will be in two phases, will take approximately ten months from commencement of construction. Development, construction and equipment costs are expected to be approximately $125.0 million over a required three-year period, not including the $50 million license fee. We believe we are well positioned to receive the VLT license approval to install VLTs at the Scioto Downs property and we expect that we will open the new facility in the second quarter of 2012 with 1,800 VLTs and the facility will be fully operational in the third quarter of 2012 with 400 additional VLTs. However, there can be no assurance that we will receive a license to operate VLTs at Scioto Downs or as to actual timing of the opening of the facility, which may be affected by a number of factors beyond our control. See additional information regarding the future of VLT gaming at Scioto Downs discussed below under the caption "Liquidity and Sources of Capital—Commitments and Contingencies."

Corporate Operating Results:

        During the three months ended September 30, 2011, corporate general and administrative expenses were $2.2 million compared to $3.4 million during the same period of 2010. During the nine-month periods, corporate general and administrative expenses were $6.9 million in 2011 compared to $9.1 million in 2010. Significant factors contributing to the decrease in general and administrative expenses in 2011 were:

  •
  the absence of severance costs of $1.3 million during both the three-and nine-month periods of 2011 that related to the resignations of executives during the third quarter of 2010;

  •
  a decrease in salaries, bonuses and benefits of $0.7 million during the nine-month period compared to the prior year; and

  •
  a decrease in legal, lobbying costs and other outside services of $0.1 million and $0.8 million during the three- and nine-month periods, respectively, compared to the prior year; offset by

  •
  an increase in stock-based compensation in the amount of $0.1 million and $0.5 million during the three- and nine-month periods, respectively, compared to the prior year.

Depreciation Expense:

        Depreciation expense decreased by $0.2 million and $0.5 million during the three- and nine-month periods of 2011, respectively, compared to 2010. During the nine-month periods, depreciation expense related to Mountaineer decreased by $1.1 million compared to the prior year due to aging assets; however, depreciation expense at Presque Isle increased by $0.6 million compared to the prior year due to capital expenditures resulting from the implementation of table games. Total depreciation expense was $7.0 million during the three months ended September 30, 2011 and $21.1 million during the nine months ended September 30, 2011

Sale or Disposal of Property:

        During the nine months ended September 30, 2011, we completed the sale of 21 acres of non-operating real property land holdings in West Virginia for approximately $424,000, after closing costs. This transaction resulted in a gain on sale of approximately $195,000. In addition, we also sold various gaming and other equipment during the quarter ended September 30, 2011. In the aggregate, the sales of such equipment resulted in a net gain of $15,000.

        During the nine months ended September 30, 2010, we sold various parcels of non-operating real property land holdings located in West Virginia and Pennsylvania for aggregate proceeds of approximately $1.4 million, after closing costs. These transactions, when aggregated, resulted in a net gain on sale of approximately $31,000. In addition, we disposed of various gaming and maintenance equipment which resulted in a net loss in the aggregate amount of $76,000.

Interest:

        The Company's net interest expense increased by $2.6 million and $2.2 million during the three- and nine-month periods of 2011, respectively, compared to 2010. The increase primarily relates to the Company's additional borrowings outstanding as a result of the refinancing transaction that closed on August 1, 2011, as discussed below under the caption "Liquidity and Sources of Capital." As a result of the additional borrowings, we expect to incur incremental interest expense of approximately $18.4 million on an annual basis. However, we expect that amortization of deferred financing fees and original issue discount will decrease by approximately $2.8 million on an annual basis.

        In connection with the refinancing transaction, we expect our net interest expense, including amortization of deferred financing fees and original issue discount, to be approximately $17.2 million for the remaining three months of 2011 and approximately $69.0 million during 2012.

Loss on Debt Extinguishment:

        During the third quarter of 2011, we incurred a loss on the extinguishment of debt in the aggregate amount of approximately $34.4 million as a result of the repurchase of our previous $125 million Senior Subordinated Notes and $260 million Senior Secured Notes on August 1, 2011 (as discussed below under the caption "Liquidity and Sources of Capital"). The loss reflects the write-off of the net unamortized deferred financing fees associated with the aforementioned notes, as well as with of our former credit facility, in the aggregate amount of $9.8 million, the write-off of net unamortized original issue discount related to our previous $260 million Senior Secured Notes in the amount of $7.4 million, and the payment of tender or redemption fees to the holders of the aforementioned notes in the aggregate amount of $17.2 million.

Income Taxes:

        The income tax provision from continuing operations for the nine months ended September 30, 2011 results in an effective tax rate that has an unusual relationship to the Company's pretax loss. This is due to an increase in the valuation allowance on the Company's deferred tax assets as discussed below. The income tax provision also includes interest expense related to uncertain tax positions and a tax assessment of $339,000, plus interest of $42,000 related to the settlement of the 2007 IRS examination.

        The difference between the effective rate and the statutory rate is attributed primarily to permanent items not deductible for income tax purposes and the treatment of certain items in accordance with the rules for interperiod tax allocation. As a result of our net operating losses and the net deferred tax asset position (after exclusion of certain deferred tax liabilities that generally cannot be offset against deferred tax assets), we expect to provide for a full valuation allowance against all of our net federal and net state deferred tax assets.

        For income tax purposes we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record additional valuation allowances for the year ending December 31, 2011. The increase in the valuation allowance for the nine months ended September 30, 2011 was $2.7 million.

        During the nine months ended September 30, 2010, the income tax benefit for continuing operations was computed based on an effective income tax rate of approximately 27.9% plus interest expense related to uncertain tax positions in income tax expense. The effective income tax rate for 2010 is reflective of permanent non-deductible items for which we are not able to recognize a tax benefit.

Cash Flows

        Net cash provided by operating activities approximated $17.2 million during the nine months ended September 30, 2011, compared to $27.8 million during the same period of 2010. Current period non-cash expenses included $25.6 million of depreciation and amortization, $5.8 million of other gaming assessments, and $34.4 million in write-offs of deferred financing and other fees resulting from the extinguishment of long-term debt. In 2010, operating activities included depreciation and amortization of $26.5 million. Additionally, changes in operating assets and liabilities during 2011 resulted in a use of cash of approximately $5.1 million. During 2010, changes in operating assets and liabilities resulted in a source of cash of approximately $2.5 million due primarily to income tax refunds aggregating $8.9 million.

        Net cash used in investing activities was $137.3 million during the nine months ended September 30, 2011, comprised primarily of funds held for construction in the amount of $130.0 million and capital expenditures aggregating $8.2 million offset by the reimbursement of capital expenditures from the West Virginia Racing Commission of $0.2 million. During the nine months ended September 30, 2010, net cash used in investing activities was $22.5 million, comprised primarily of the payment of the Pennsylvania table games license fee of $16.5 million and capital expenditures of $13.6 million, offset by the reimbursement of capital expenditures from the West Virginia Racing Commission of $4.6 million and proceeds from the sale of property of $1.7 million.

        Net cash provided by financing activities was $131.0 million during the nine months ended September 30, 2011 compared to net cash used in financing activities of $8.7 million during the nine months ended September 30, 2010. Financing activities for 2011 included net proceeds of $548.1 million from the issuance of our $565 million Senior Secured Second Lien Notes which were utilized to repurchase our previous $125 million Senior Subordinated Notes for $125.2 million, repurchase our previous $260 million Senior Secured Notes for $277.0 million, and pay various financing costs aggregating $12.6 million. Other principal payments on long-term obligations aggregated $1.6 million. Financing activities for 2010 included the receipt of proceeds of $10.0 million from our former credit facility, which was subsequently repaid, and proceeds of $0.7 million from equipment financing, offset by payment of financing-related costs of $2.1 million and principal payments on long-term obligations aggregating $7.3 million.

Inflation

        We do not believe that inflation has had a significant impact on our revenues, results of operations or cash flows.

Liquidity and Sources of Capital

        We had working capital of $44.6 million as of September 30, 2011, and our unrestricted cash balance amounted to $64.7 million. At September 30, 2011, the balances in bank accounts owned by Mountaineer's horsemen, but to which we contribute funds for racing purses, exceeded our purse payment obligations by $3.8 million. This amount is available for payment of future purse obligations at our discretion and in accordance with the terms of Mountaineer's agreement with the Horsemen's Benevolent & Protective Association ("HBPA"). In addition, $130 million of the net proceeds that we received in connection with our offering of $565 million of Senior Secured Second Lien Notes (as discussed below) will be utilized to provide necessary funding to establish a new video lottery terminal ("VLT") facility at Scioto Downs. Until the Company is granted a license to operate VLTs at Scioto Downs, we cannot utilize the $130.0 million of the net proceeds. Such net proceeds have been deposited into a segregated account that is separately maintained as funds held for construction.

        At September 30, 2011 we had total debt in aggregate principal amount of $548.7 million (net of discounts), all of which was secured, and cash collateralized letters of credit for approximately $0.2 million were outstanding. In connection with the refinancing transaction on August 1, 2011(as discussed below), our former $20.0 million credit facility was terminated and we entered into a new $20.0 million senior secured revolving credit facility. At September 30, 2011, there were no borrowings under the credit facility.

        We believe that our cash balances on hand, cash flow from operations, extended payment terms from gaming equipment vendors and availability under the new Credit Facility and any proceeds from the sale of non-core assets will be sufficient to fund our liquidity needs, including any capital required to fund maturing debt obligations, any other contemplated capital expenditures and short-term funding requirements for the next twelve months, as well as the amounts required for the licensing and construction of a video lottery terminal gaming facility at Scioto Downs. We cannot assure you that estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur. If any of these events occur, it could result in the need to raise additional funds and increased difficulties with respect to our ability to raise such funds.

        If we are unable to generate sufficient cash flow in the future, we may be unable to fund our operations, satisfy our debt obligations or make timely payment toward the final portion of the Scioto Downs VLT license fee, which is due one year after the opening of VLT operations at Scioto Downs. Any of these events could have a material adverse effect on our liquidity position, business, consolidated financial condition and results of operations.

        From time to time, we may dispose of real property, equipment or other assets that do not continue to support the operation of our core properties. On April 14, 2011, we completed the sale of 21 acres of non-operating real property land holdings in West Virginia for approximately $424,000, after closing costs. This transaction resulted in a gain on sale of approximately $195,000.

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

Refinancing:

        On August 1, 2011, after receiving the required consents of the holders of our previous $125 million in the aggregate principal amount of 9% Senior Subordinated Notes (the "2012 Notes") and our previous $260 million in the aggregate principal amount of 12.625% Senior Secured Notes (the "2014 Notes") to permit the proposed amendments to the indentures governing the 2012 Notes and the 2014 Notes which eliminated substantially all of the restrictive covenants contained in such indentures and released the collateral securing our obligations under the 2014 Notes, we completed the offering of $565 million in aggregate principal amount of Senior Secured Second Lien Notes due August 1, 2019 (the "Notes") at an issue price equal to 97% of the aggregate principal amount of the Notes. The Notes were issued pursuant to an indenture, dated as of August 1, 2011 (the "Indenture"), among the Company, Mountaineer Park, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc. (each, a wholly-owned subsidiary of the Company and as a guarantor, the "Guarantors") and Wilmington Trust, National Association, as Trustee and as Collateral Agent. The net proceeds of the sale of the Notes were utilized to:

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

  •
  pay fees and expenses incurred in connection with the offering of the Notes and the tender offers and consent solicitations; and

  •
  provide necessary funding to establish a new video lottery terminal ("VLT") gaming facility at Scioto Downs.

        Under the terms of the offer to purchase the 2012 Notes, holders of approximately $99.0 million of the $125 million 2012 Notes who tendered their notes and delivered consents received $1,002.50 per $1,000.00 of the aggregate principal amount of the notes tendered and accrued and unpaid interest thereon. The 2012 Notes that remained outstanding following the consummation of the tender were redeemed on August 31, 2011, and the holders of such notes received a redemption price of 100% of the aggregate principal amount of such notes and accrued and unpaid interest thereon.

        Under the terms of the offer to purchase the 2014 Notes, holders of approximately $232.8 million of the $260 million 2014 Notes who tendered their notes and delivered consents received $1,065.63 per

$1,000.00 of the aggregate principal amount of the notes tendered and accrued and unpaid interest thereon. The 2014 Notes that remained outstanding following the consummation of the tender offers were redeemed on August 31, 2011, and the holders of such notes received a redemption price of 106.313% of the aggregate principal amount of such notes and accrued and unpaid interest thereon.

        We incurred a pretax loss on debt extinguishment of approximately $34.4 million related to the refinancing.

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

        The Notes and the guarantees are the Company's and the Guarantors' senior secured obligations and are jointly and severally, fully, and unconditionally guaranteed by the Guarantors, as well as future subsidiaries, other than our immaterial subsidiaries and unrestricted subsidiaries, as defined in the Indenture. The Notes and the guarantees rank equally in right of payment with all of the Company's and the Guarantors' existing and future senior debt and senior in right of payment to all of the Company's and the Guarantors' future subordinated debt. The Notes and the guarantees will be effectively junior to any of the Company's and the Guarantors' existing and future debt that is secured by senior or prior liens on the collateral, including indebtedness under the Company's new senior secured revolving credit facility, as discussed below, to the extent of the value of the collateral securing such obligations. The Notes and the guarantees will be structurally subordinated to all existing and future liabilities of the Company's subsidiaries that do not guarantee the Notes.

        The Notes are secured by a second priority lien on substantially all of the assets of the Company and the Guarantors, other than excluded property. Excluded property includes (i) property, including gaming licenses and gaming equipment that cannot be collateral pursuant to applicable law, (ii) contracts that prohibit the grant of a security interest therein, (iii) motor vehicles, vessels, aircraft and other similar property, (iv) property subject to purchase money liens or capital leases permitted to be incurred under the Indenture, (v) certain intellectual property rights, (vi) certain parcels of non-core land, including a portion of the real property subject to the Chesapeake mineral rights lease (see Note 5), and real estate that is not material real property, (vii) capital stock of the Company's subsidiaries and (viii) deposit accounts. Excluded property, however, does not include proceeds from the sale of any such assets (unless such proceeds would otherwise constitute excluded property).

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

        Under the registration rights agreement applicable to the Notes, we are required to complete an offer to exchange the Notes for equivalent registered securities within 225 days following the date of issuance of the Notes. In addition, under certain circumstances, we are required to file a shelf registration statement to cover resales of the Notes. The Securities and Exchange Commission has broad discretion to determine whether any registered exchange offer or shelf registration statement will be declared effective and may delay or deny the effectiveness of any such registration statement filed by us for a variety of reasons. We will be required to pay liquidated damages on the Notes if we fail to comply with certain requirements in connection with the exchange offer registration statement and, if applicable, a shelf registration statement.

New Credit Facility:

        On August 1, 2011, we terminated our former credit facility and entered into a new senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. No amounts were drawn under the former credit facility nor have any amounts been drawn under the Credit Facility. The interest rate per annum applicable to loans under the Credit Facility will be, at the Company's option, either (i) LIBOR plus a spread, or (ii) base rate, which will be the "prime rate" of interest in effect on the day of the borrowing request as published in the Wall Street Journal, plus a spread.

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

        The Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiary guarantors to incur additional indebtedness or become a guarantor; create a lien on collateral; engage in mergers, consolidations or asset dispositions; pay dividends or make distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries; make capital expenditures; or modify its line of business. The Credit Facility also includes certain financial covenants, including the requirements that the Company maintain throughout the term of the Credit Facility and measured as of the end of each fiscal quarter (on a trailing four-quarter period basis), the following maximum consolidated leverage ratios: (i) 7.75:1.00 for the fiscal quarters ending September 30, 2011 through June 30, 2012, (ii) 7.50:1.00 for the fiscal quarters ending September 30, 2012 and December 31, 2012, (iii) 7.00:1.00 for the fiscal quarters ending March 31, 2013 through September 30, 2013, and (iv) 6.50:1.00 for the fiscal quarters ending December 31, 2013 through December 31, 2015. In addition, the Company will be required to maintain a minimum consolidated interest coverage ratio not greater than: (i) 1.25:1.00 for the fiscal quarters ending September 30, 2011 through March 31, 2012, (ii) 1.30:1.00 for the fiscal quarter ending June 30, 2012, and (iii) 1.40:1.00 for the fiscal quarters ending September 30, 2012 through December 31, 2015 and a minimum consolidated EBITDA amount of (x) $60.0 million for the fiscal quarters ending September 30, 2011 through December 31, 2012 and (y) $80.0 million for the fiscal quarters ending March 31, 2013 through December 31, 2015. Capital expenditures are also limited to $25.0 million per annum throughout the term of the Credit Facility. Our former credit facility also contained certain financial covenants whereby we were required to maintain a maximum leverage ratio ranging from 7.00:1.00 to 4.50:1.00 per quarter, a minimum interest coverage ratio ranging from 1.10:1.00 to 1.50:1.00 per quarter and a minimum consolidated EBITDA covenant ranging from $54.0 million to $65.0 million per annum. As of June 30, 2011, the Company remained in compliance with the covenants.

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

        In 1999, Scioto Downs, Inc. entered into a term loan agreement that provided for monthly payments of principal and interest of $30,025 through September 2013. The effective interest rate was 6.25% per annum. The term loan was collateralized by a first mortgage on Scioto Downs' real property facilities, as well as other personal property, and an assignment of the rents from lease arrangements. At December 31, 2010, there was $1.0 million outstanding under the term loan. On July 29, 2011, we prepaid the entire balance outstanding under the first lien mortgage. As a result of the prepayment we recorded a pretax gain on debt extinguishment of approximately $60,000 during the three months ended September 30, 2011.

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

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in millions)
Contractual cash obligations:
Long-term debt	$565.3	$0.3	$—	$—	$565.0
Employment agreements(1)	5.2	3.0	2.2	—	—
Capital expenditures/construction(2)	4.3	4.3	—	—	—

Total	$574.8	$7.6	$2.2	$—	$565.0

(1)
Includes base salaries, guaranteed payments and annual targeted incentive amounts.

(2)
This amount relates principally to construction related to the implementation of VLTs at Scioto Downs and the construction of two barns at Presque Isle Downs.

Capital Expenditures:

        During the nine months ended September 30, 2011, additions to property and equipment and other capital projects aggregated $8.2 million, which included $5.0 million related to the purchase of 260 new slot machines and 128 slot theme conversions, $0.5 million related to architectural and consulting services related to the construction of a new video lottery terminal ("VLT") gaming facility at Scioto Downs, and $0.2 million related to the addition of the 9 table poker room at Presque Isle Downs. We anticipate spending up to a total of approximately $4.0 million during the fourth quarter of 2011 on capital expenditures, exclusive of amounts relating to our intent to establish a new VLT gaming facility at Scioto Downs. Significant components of expenditures for the remainder 2011 are expected to include $1.3 million for slot machines, theme conversions and other gaming-related equipment at Mountaineer, $0.8 million for upgrades to the player tracking system at Presque Isle Downs, an additional $0.2 million for poker room construction and equipment at Presque Isle Downs, and $1.3 million to construct two new barns at Presque Isle Downs, pursuant to an agreement with the Pennsylvania Racing Commission.

        During the nine months ended September 30, 2011, the West Virginia Racing Commission provided reimbursement for capital expenditures aggregating $0.2 million. In addition, West Virginia legislation became effective on July 1, 2011 that created a modernization fund that enables each racetrack to recover $1 for each $2 expended for certain facility capital improvements having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital improvements include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at the racetrack for not less than five years. Each of the four West Virginia racetrack's share of the amounts deposited into the modernization fund will be calculated in the same ratio as each racetrack's apportioned contribution to the four percent administrative cost fund to the combined amounts paid by the four racetracks. On July 26, 2011, the West Virginia Lottery

Commission issued an administrative order which stated that approximately $3.7 million is available to Mountaineer during the state's fiscal year commencing July 1, 2011. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. During the three months ended September 30, 2011, Mountaineer made eligible purchases of 161 slot machines aggregating $2.8 million, which qualified for a reimbursement of approximately $1.4 million. This amount is reflected as a receivable and reduction in the basis of the underlying assets in the consolidated balance sheet as of September 30, 2011.

Commitments and Contingencies:

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

        On June 29, 2011, the Ohio legislature approved a bill that would permit any owner of an Ohio racetrack eligible for a permit to operate VLTs to apply to the Ohio State Racing Commission within a two-year period following the effective date of the legislation for a transfer of its racetrack license. To the extent that any such transfer is approved, the owner of such facility will be permitted to operate a temporary facility at its new location while constructing or otherwise preparing its new track. We expect the racetracks will be authorized to have temporary facilities. Any transfer of an existing racetrack license will be subject to payment of a relocation fee and any such temporary facility will be required to meet minimum capital investment and structure requirements, each to be established by the Ohio State Racing Commission. The legislation provides, however, that an owner of an Ohio racetrack located on property owned by a political subdivision may relocate its track to a new location within 20 miles of its current location and such owner may not be charged a relocation fee. One of our competitors, Penn National Gaming, Inc., has already informed the Ohio State Racing Commission that it will seek permission to relocate its Toledo and Columbus racetracks to Youngstown and Dayton. Relocation of an existing racetrack to Youngstown, Ohio would create significant additional competition in one of our primary markets. We expect that such additional competition could have a material adverse effect on our consolidated financial condition and results of operations, particularly on our operations at Mountaineer. However, the impact of such competition could be mitigated, in part, by the positive impact on our financial condition and results of operations by the addition of VLTs at our Scioto Downs property.

        In October 2011, the Ohio Lottery Commission approved rules and regulations for licensing VLT operations at Ohio's racetracks. Such rules were implemented by Executive Order by the Governor of Ohio and are valid for ninety (90) days pending completion of the formal review process. Additionally, the Ohio Racing Commission approved emergency rules by executive order that outlines the process for existing Ohio racetracks to relocate, subject to payment of a relocation fee. The amount of such fee and other economical benefit data that may be requested has not yet been determined. However, VLTs cannot operate until tracks reach an agreement with the horse racing industry on funds to benefit the industry and the State of Ohio reserves the right to determine the terms of such an agreement if one is not reached by the time VLT sales are set to begin. In addition, the approval of VLT operations at racetracks may be subject to litigation seeking to prevent such gaming activities, which could be protracted and delay commencement of VLT operations. On October 21, 2011, a lawsuit was filed by a public policy group in Ohio challenging the Ohio Governor and legislature's approval of legislation authorizing VLTs at the racetracks. As a result, we cannot assure you that the operation of VLTs at the racetracks will commence on the terms described above or the timing of commencement of operations of VLTs at racetracks in Ohio.

        Scioto Downs is one of seven racetracks in Ohio that will be able to apply for a three-year renewable sales agent license to operate a VLT facility at its existing racetrack. For the first ten (10) years, we expect such VLT licenses to be granted only to the existing seven racetracks. We intend to apply for a license to operate VLTs at Scioto Downs and have undertaken substantial planning activities to redevelop Scioto Downs, and recently have ordered long-lead construction materials requiring several weeks for delivery. The gaming facility build out is expected to encompass approximately 130,000 square feet, including 70,000 square feet of gaming space to accommodate up to 2,500 VLTs and four food and beverage outlets. We believe construction of the new facility, which will be in two phases, will take approximately ten months from commencement of construction. Development, construction and equipment costs are expected to be approximately $125.0 million over a required three-year period, not including the $50 million license fee. We believe we are well positioned to receive the VLT license approval to install VLTs at the Scioto Downs property and we expect that we will open the new facility in the second quarter of 2012 with 1,800 VLTs and the facility will be fully operational in the third quarter of 2012 with 400 additional VLTs. However, there can be no assurance that we will receive a license to operate VLTs at Scioto Downs or as to actual timing of the opening of the facility, which may be affected by a number of factors beyond our control.

        On November 3, 2009, the voters of Ohio approved a constitutional amendment permitting casinos to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at both Mountaineer Casino and Presque Isle Downs commencing in approximately mid-2012. A casino in Columbus will increase competition at Scioto Downs.

        Upon commencement of slot operations at Presque Isle Downs, the Pennsylvania Gaming Control Board (the "PGCB") advised Presque Isle Downs that it would receive a one-time assessment of $0.8 million required of each slot machine licensee after commencement of gaming operations. The assessment was paid and represented a prepayment toward the borrowings of the PGCB, the Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the borrowers"), which were required to fund the costs they incurred in connection with the initial development of the infrastructure to support gaming operations in Pennsylvania as well as the initial ongoing costs of the borrowers. The initial funding of these costs was provided from a loan from the Pennsylvania General Fund in the amount of approximately $36.1 million, and further funding was provided from additional loans from the Pennsylvania Property Tax Reserve Fund in the aggregate amount of approximately $63.8 million. Based upon correspondence we received from the Pennsylvania Department of Revenue and discussions with the PGCB that additional assessments would be likely, the total prepayment by

Presque Isle Downs of $0.8 million was recognized as a gaming assessment and charged to expense during the third quarter of 2010.

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, as a result of gaming operations once the designated number of Pennsylvania's slot machine licensees is operational. For $63.8 million that was borrowed from the Property Tax Reserve Fund, payment was originally scheduled to begin after the eleventh facility opened while payment of the remaining $36.1 million that was borrowed from the General Fund would commence after all fourteen licensees are operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012, and would not be dependent on the opening of the eleventh facility. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $3.9 million, or 6%, and will be paid quarterly over a ten-year period. For $36.1 million that was borrowed from the General Fund, payment is still scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $1.9 million, or 5%.

        The estimated total obligation in the aggregate, approximate amount of $5.8 million has been included in our accompanying consolidated statement of operations as "Other Gaming Assessments" for the three and nine months ended September 30, 2011. The recorded estimate will be subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate.

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

        Since July 2009, TLC paid only a portion of total monthly rent with respect to one of the leases we guaranteed. Upon the demand of the landlord that we make monthly payments pursuant to our guarantee, we paid the amounts demanded (approximately $0.7 million in the aggregate through March 2010), thus curing the events of default. We demanded reimbursement from TLC, and commenced legal action for indemnification pursuant to the Stock Purchase Agreement. On October 27, 2009, we reached a settlement with TLC whereby TLC agreed to confess judgment as to amounts we paid and amounts that may be paid by us through the expiration of the guarantees, certain legal fees and interest at the rate of 10% on amounts actually paid by us with respect to the rental payments. We agreed to forbear from enforcing the judgment for two years, provided however that the forbearance will terminate under certain conditions or if there is a change in control of TLC. During the forbearance period, TLC is also obligated to make payments in partial satisfaction of the judgment in the event TLC raises any capital through debt or equity. Through September 30, 2011, TLC has reimbursed us $25,000 for legal fees that we had incurred in connection with our collection efforts.

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

        In connection with the termination without cause of our former chief operating officer on January 21, 2011, we recorded severance costs of approximately $134,000 which were generally paid in bi-weekly installments through May 30, 2011. In addition, 125,000 RSUs and a cash award of $93,500 vested pursuant to a Restricted Stock and Cash Award Agreement, resulting in incremental costs of approximately $190,000.

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

        On January 21, 2011, in connection with the termination without cause of our former chief operating officer, 125,000 RSUs and a cash award of $93,500 vested pursuant to a Restricted Stock and Cash Award Agreement.

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

        On May 4, 2011, the Compensation Committee of the Board of Directors of the Company approved the grant of (i) nonqualified stock options to purchase a total of 46,500 shares of the Company's common stock; (ii) a total of 15,600 RSUs; and (iii) a cash-based performance award totaling $100,000 to an executive officer under the Company's 2010 Long-Term Incentive Plan. The stock options will vest and become exercisable in three equal installments in the amounts of 33% on each of the first and second anniversaries of the date of grant and 34% on the third anniversary of the date of grant. Further, all unvested options will fully vest and become exercisable immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The RSUs will vest and become non-forfeitable upon the third anniversary of the date of grant; and all unvested RSUs will vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The cash-based performance awards are contingent upon the achievement of differing levels of performance (as defined) and are measured by the level of the Company's Corporate Free Cash Flow (as defined) over a one-year Performance Period, which is defined as calendar year 2011. The awards earned, if any, will vest and become payable at the end of the Vesting Period, defined as the two calendar year period following the Performance Period. The earned awards also vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company.

        On August 12, 2011, pursuant to the 2010 Long-Term Incentive Plan (the "2010" Plan) and approved by the Compensation Committee of the Board of Directors, each of the Company's six non-employee directors were granted 19,500 RSUs. The RSUs vested immediately and will be delivered upon the date that is the earlier of termination of service on the Board of Directors or the consummation of a change of control of the Company.

        As of November 9, 2011, there were outstanding 543,000 RSUs and options to purchase 815,800 shares of our common stock. If all such stock options were exercised, we would receive proceeds of approximately $5.2 million. We utilize the treasury stock method in determining the dilutive effect of outstanding stock options and RSUs. Our basic earnings per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and RSUs utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

Critical Accounting Policies

        Our critical accounting policies disclosures are included in our Annual Report on Form 10-K for the year ended December 31, 2010. Management believes that there have been no material changes since December 31, 2010. We have not substantively changed the application of our critical accounting policies and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.

Recent Accounting Pronouncements

        In April 2010, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2010-16, Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot

Liabilities ("ASU 2010-16"). ASU 2010-16 codified the consensus reached in Emerging Issues Task Force Issue No. 09-F, "Casino Base Jackpot Liabilities." ASU 2010-16 amended the FASB Accounting Standards Codification™ to clarify that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance in this ASU applies to both base and progressive jackpots. The amendments in this ASU were effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, thus we implemented the guidance effective January 1, 2011.

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

        In December 2010, the FASB issued ASU 2010-28—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU 2010-28") which was effective for public companies with a fiscal year or interim period beginning after December 15, 2010. ASU 2010-28 amended ASC 350-20 to modify Step 1 of the goodwill impairment analysis for reporting units with zero or negative carrying amounts. ASU 2010-28 indicates that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test when it is more likely than not that a goodwill impairment exists. We have evaluated the requirements of ASU 2010-28 and implemented the guidance effective January 1, 2011.

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

        In June 2011, the FASB issued new guidance to increase the prominence of other comprehensive income in financial statements. This guidance provides the option to present the components of net income and comprehensive income in either one single statement or in two consecutive statements reporting net income and other comprehensive income. This guidance will be effective for the Company beginning in fiscal year 2012. Other than change in presentation, the adoption of this guidance will not have an impact on our consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. However, with the issuance of our fixed rate Senior Secured Second Lien Notes due 2019; our exposure to interest rate changes will be limited to amounts which may be outstanding under our Credit Facility. (See Liquidity and Sources of Capital included elsewhere within this report and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included in our Annual Report on Form 10-K for the year ended December 31, 2010).

        Depending upon the amounts outstanding under our Credit Facility, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $200,000, assuming that the entire amount of borrowings permitted under the Credit Facility was outstanding.

        At September 30, 2011, the fair value of amounts outstanding under our Credit Facility and other long-term debt approximated the carrying value, except for our Senior Secured Second Lien Notes for which the fair value was determined based upon level 2 inputs (as defined by ASC 820, Fair Value Measurements and Disclosures) including quoted market prices and bond terms and conditions. The aggregate fair value of the Senior Secured Second Lien Notes was $457.7 million at September 30, 2011.

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

ITEM 1A.    RISK FACTORS.

        A description of our risk factors can be found in "Part I, Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2011 and "Part II, Item 1A. Risk Factors" included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011. There were no material changes to those risk factors during the three months ended September 30, 2011.

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

Date: November 9, 2011	MTR GAMING GROUP, INC.
	By:	/s/ JEFFREY J. DAHL Jeffrey J. Dahl PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR
	By:	/s/ JOHN W. BITTNER, JR. John W. Bittner, Jr. EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

Exhibit Index

Exhibits	Item Title
4.1	Supplemental Indenture dated as of August 1, 2011, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB) (the 2014 Notes Supplemental Indenture) (incorporated by reference to our current report on Form 8-K filed on August 3, 2011).
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